Form 10-Q
period 1994-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 1994-11-14
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549


                             Form 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1994    Commission File Number 0-9881



               SHENANDOAH TELECOMMUNICATIONS COMPANY
      (Exact name of registrant as specified in its charter)



       Virginia                                   54-1162807
(State or other jurisdiction                (I.R.S. Employer
of incorporation or                          Identification
organization)                                Number)



              P. O. Box 459, Edinburg, Virginia 22824
       (Address of principal executive office and zip code)



Registrant's telephone number, including area code:   (703) 984-4141


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               YES      X                         NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


         Class                         Outstanding at October 1, 1994
Common Stock, No Par Value                     1,880,380 Shares
                            SHENANDOAH TELECOMMUNICATIONS COMPANY
                                  AND SUBSIDIARY COMPANIES

                               PART I, FINANCIAL INFORMATION
                               ITEM I, FINANCIAL STATEMENTS
                                CONSOLIDATED BALANCE SHEETS

                                          ASSETS

                                Sept 30, 1994    December 31, 1993
                              ------------------ -----------------
CURRENT ASSETS
  Cash & cash equivalents         $6,306,702          $5,695,891
  Short Term Investments           4,125,616           3,684,281
  Accounts Receivable              2,564,809           2,284,197
  Income Taxes Receivable             63,612                   0
  Leases Receivable (Net)             63,243              63,243
  Materials                        1,622,412           1,545,082
  Prepaid Expenses                   200,075             356,678
                                   ---------           ---------
  Total Current Assets           $14,946,469         $13,629,372
                                   ---------           ---------
NONCURRENT ASSETS
  Marketable Securities               $6,600              $6,600
  Investment in Direct Financing
    Leases                           191,213              55,620
  Other Investments                4,556,521           4,456,621
                                   ---------           ---------
  Total Noncurrent Assets         $4,754,334          $4,518,841
                                   ---------           ---------
PLANT, PROPERTY AND EQUIPMENT
  Plant in Service               $49,166,929         $47,290,763
  Plant Under Construction           413,211             476,378
  Less Accumulated Depreciation   17,726,746          16,263,290
                                  ----------          ----------
  Net Plant, Property, and
   Equipment                     $31,853,394         $31,503,851
                                  ----------          ----------
TOTAL ASSETS                     $51,554,197         $49,652,064
                                  ==========          ==========

   See accompanying notes to consolidated financial statements.
PAGE

                        SHENANDOAH TELECOMMUNICATIONS COMPANY
                                 AND SUBSIDIARY COMPANIES

                               PART I, FINANCIAL INFORMATION
                               ITEM I, FINANCIAL STATEMENTS
                                CONSOLIDATED BALANCE SHEETS

                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                Sept 30, 1994    December 31, 1993
                              ------------------ -----------------

CURRENT LIABILITIES
  Accounts Payable                   $376,279           $537,884
  Advance Billing                     215,988            550,413
  Customer Deposits                   145,492            147,952
  Accrued Vacation                    225,899            207,491
  Current Maturities of
   Long-Term Debt                     379,394            329,891
  Income Taxes Payable                      0            462,325
  Other Accrued Taxes                 228,119             43,294
  Other Current Liabilities           850,839            963,752
  Notes Payable                             0            875,000
                                    ---------           --------
  Total Current Liabilities        $2,422,010          $4,118,002
                                    ---------           --------
LONG TERM DEBT                     $8,719,446          $9,051,922
                                   ----------          ----------

OTHER LIABILITIES AND DEFERRED CREDITS
  Deferred Investment Credits        $462,284            $518,545
  Deferred Income Taxes             3,067,199           2,983,069
  Other                               879,803             808,343
                                    ---------           ---------
  Total Other Liabilities and
   Deferred Credits                $4,409,286          $4,309,957
                                    ---------           ---------
Minority interest in
  subsidiaries                     $1,267,968            $996,176
                                    ---------           ---------

   See accompanying notes to consolidated financial statements.
PAGE

               SHENANDOAH TELECOMMUNICATIONS COMPANY
                     AND SUBSIDIARY COMPANIES

                   PART I, FINANCIAL INFORMATION
                   ITEM I, FINANCIAL STATEMENTS
                    CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                Sept 30, 1994     December 31, 1993
                              ------------------  -----------------

STOCKHOLDERS' EQUITY
  Common Stock, no par,
   4,000,000 shares authorized
   (1,880,380 shares issued and
    outstanding)                    $4,700,950          $4,700,950
  Additional Paid-in Capital            39,727              39,727
  Retained Earnings                 29,994,810          26,435,330
                                    ----------          ----------
  Total Stockholders' Equity       $34,735,487         $31,176,007
                                    ----------          ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY               $51,554,197         $49,652,064
                                    ==========          ==========

   See accompanying notes to consolidated financial statements.
PAGE

                               SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                                   PART I, FINANCIAL INFORMATION
                                   ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                           Three months ended           Nine months ended
                                                Sept 30                     Sept 30
                                     -------------------------   ---------------------------
                                        1994          1993           1994           1993
OPERATING REVENUES                      ----          ----           ----           ----
  Telephone Revenues
     Local Service                     $730,827      $671,370     $2,125,290     $1,968,076
     Access                           1,595,298     1,680,092      4,870,847      4,722,569
     Toll                               (14,219)        2,421        (31,768)         4,297
     Miscellaneous:
      Directory                         249,358       241,245        764,398        738,712
      Facility Leases                   312,653       229,807        915,946        761,058
      Billing & Collection              120,504       114,047        342,663        330,104
      Other Miscellaneous                14,776        27,355        122,082         87,681
                                      ---------     ---------      ---------      ---------
  Total Telephone Revenues            3,009,197     2,966,337      9,109,458      8,612,497
  Cable Television Revenues             190,442       167,829        533,762        520,756
  ShenTel Service Revenues              432,134       241,454      1,183,839        761,600
  Leasing Revenues                        5,074        39,857         14,585        125,544
  Mobile Revenues                     1,124,254       898,886      3,080,368      2,300,452
  Long Distance Revenues                295,906       331,063        863,731        976,309
  Network Revenues                       80,197        94,042        240,592        294,854
                                      ---------     ---------      ---------      ---------
  Total Revenues and Sales            5,137,204     4,739,468     15,026,335     13,592,012
                                      ---------     ---------      ---------      ---------
            See accompanying notes to consolidated financial statements
PAGE

                               SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                                   PART I, FINANCIAL INFORMATION
                                   ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                           Three months ended           Nine months ended
                                                Sept 30                     Sept 30
                                     -------------------------   ---------------------------
                                        1994          1993           1994           1993
OPERATING EXPENSES                      ----          ----           ----           ----
  Cost of Products and Services Sold    201,034       112,284        535,175        427,339
  Line Costs                            137,986       130,119        395,441        389,852
  Plant Specific                        431,834       485,695      1,218,587      1,322,388
  Plant Non-Specific:
     Network & Other                    407,515       438,818      1,236,553      1,203,377
     Depreciation and Amortization      710,501       638,876      2,037,272      1,881,296
  Customer Operations                   611,345       550,665      1,738,944      1,605,627
  Corporate Operations                  524,438       466,965      1,430,902      1,373,366
  Other Operating Income & Expense       39,858        34,090        113,143        101,844
  Taxes other than income                82,332        57,900        246,885        180,983
                                      ---------     ---------      ---------      ---------
  Total Operating Expenses            3,146,843     2,915,412      8,952,902      8,486,072
                                      ---------     ---------      ---------      ---------
  Operating income                    1,990,361     1,824,056      6,073,433      5,105,940

  Non-operating income less expenses     73,483        36,174        118,899        (67,098)
  Interest expense                      171,257       151,669        493,520        453,454
                                      ---------     ---------      ---------      ---------
  Income before taxes                 1,892,587     1,708,561      5,698,812      4,585,388

  Provision for income taxes            561,700       587,166      1,867,540      1,594,081
                                      ---------     ---------      ---------      ---------
  Net income before minority interest 1,330,887     1,121,395      3,831,272      2,991,307
            See accompanying notes to consolidated financial statements
PAGE

                               SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                                   PART I, FINANCIAL INFORMATION
                                   ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                           Three months ended           Nine months ended
                                                Sept 30                     Sept 30
                                     -------------------------   ---------------------------
                                        1994          1993           1994           1993
OPERATING EXPENSES                      ----          ----           ----           ----

  Minority interest                    (110,597)      (53,170)      (271,792)       (56,806)

  Net Income                         $1,220,290    $1,068,225     $3,559,480     $2,934,501
                                       ========      ========      =========      =========
EARNINGS PER SHARE
  Weighted Average Common
  Shares Outstanding                  1,880,380     1,880,380      1,880,380      1,880,380
                                        =======       =======        =======        =======

  Net Earnings per Share                  $0.65         $0.57          $1.89          $1.56
                                        =======       =======        =======        =======

            See accompanying notes to consolidated financial statements
PAGE

               SHENANDOAH TELECOMMUNICATIONS COMPANY
                     AND SUBSIDIARY COMPANIES

                   PART I, FINANCIAL INFORMATION
                   ITEM I, FINANCIAL STATEMENTS
                CONSOLIDATED STATEMENTS OF CASH FLOW
                            (UNAUDITED)

                                       NINE MONTHS ENDED SEPT 30
                                           1994          1993
OPERATING ACTIVITIES:
  Cash received from customers        $14,807,173     $13,629,133
  Dividends received                          746           3,815
  Interest received                       223,099         130,148
                                       ----------       ---------
  Cash Received from Operations        15,031,018      13,763,096

  Cash paid to suppliers
   and employees                        6,797,007       6,353,901
  Interest paid                           495,096         454,720
  Income taxes paid                     2,359,778       1,885,341
                                      -----------      ----------
  Cash Disbursed for Operations         9,651,881       8,693,962

  Net Cash Provided by
   Operating Activities                 5,379,137       5,069,134

INVESTMENT ACTIVITIES:
  Additions to property, plant,
   and equipment                       (2,579,252)     (2,974,402)
  Cash received from equipment sales       20,223          16,048
  Investment in Direct
   Financing Leases                      (187,550)        (67,897)
  Payments Received on Direct
   Financing Leases                        51,955         264,086
  Payment received on note                      0         103,000
  Issuance of note receivable            (250,000)              0
  Sale of short-term investments        1,407,165         582,898
  Purchase of short-term investments   (1,848,500)     (1,521,071)
  Purchase of long-term
   investment in stock                   (200,000)       (604,200)
  Return of investment in partnerships     50,697           8,118
  Purchase of other investments           (75,090)       (289,042)
                                       ----------       ---------
  Net Cash Provided (Consumed) by
   Investment Activities               (3,610,352)     (4,482,462)

   See accompanying notes to consolidated financial statements.
PAGE

                SHENANDOAH TELECOMMUNICATIONS COMPANY
                      AND SUBSIDIARY COMPANIES

                    PART I, FINANCIAL INFORMATION
                    ITEM I, FINANCIAL STATEMENTS
                CONSOLIDATED STATEMENTS OF CASH FLOW
                             (UNAUDITED)

                                       NINE MONTHS ENDED SEPT 30

                                           1994          1993

FINANCING ACTIVITIES:
  Payments of short-term debt            (875,000)              0
  Proceeds from issuance of
   long-term debt                               0         975,450
  Principal payments on long-term debt   (282,974)       (257,417)
                                       ----------      ----------
  Net Cash Provided (Consumed) by
   Financing Activities                (1,157,974)        718,033
                                       ----------       ---------
  Net Increase (Decrease) in Cash         610,811       1,304,705
  Cash & Cash Equivalents-Beginning
   of the Year                          5,695,891       2,528,610
                                       ----------       ---------
  Cash & Cash Equivalents-End
   of the Period                       $6,306,702      $3,833,315
                                       ==========       =========

    See accompanying notes to consolidated financial statements.
PAGE

                SHENANDOAH TELECOMMUNICATIONS COMPANY
                      AND SUBSIDIARY COMPANIES

                    PART I, FINANCIAL INFORMATION
                    ITEM I, FINANCIAL STATEMENTS
                CONSOLIDATED STATEMENTS OF CASH FLOW
                             (UNAUDITED)

RECONCILIATION OF EARNINGS TO
NET CASH FLOW FROM OPERATING
ACTIVITIES                              NINE MONTHS ENDED SEPT 30
                                           1994          1993

Net Income                             $3,559,480      $2,934,501

Adjustments to reconcile
 Net Income to net cash
  provided by operating activities:
Depreciation                            2,037,272       1,881,296
Amortization of debt issue cost             1,082           1,082
Change in deferred ITC                    (56,261)        (56,776)
Change in deferred taxes                   89,961         (92,317)
Loss on equity method investments         112,271          89,998
Minority interest in subsidiary           271,792          56,807
Partial writeoff of cost
 method investment                              0          93,750
Decrease (Increase) in:
  Accounts receivable                     (30,612)         11,222
  Materials & supplies                    (77,329)         90,750
  Reclass from Plant to Inventory         149,773         117,507
  Other current assets                    161,681         185,693

Increase (Decrease) in:
  Accounts payable                       (138,931)         (2,168)
  Interest payable                         (1,576)         (1,266)
  Advance billing and payments           (334,425)       (324,687)
  Customer deposits                        (2,460)         21,997
  Income taxes payable                   (525,937)       (142,167)
  Other taxes payable                     184,825         115,959
  Other current liabilities               (92,928)       (105,389)
  Other liabilities & deferrals            71,459         193,342
                                       ----------      ----------
Net Cash Provided by Operating
 Activities                            $5,379,137      $5,069,134
                                        =========       =========
Non-cash Investment & Financing
  activities:
  Plant financed through accounts
   payable was $11,769 $50,417 $34,443
   and $243,348 at 9/30/94, 9/30/93, 12/31/93,
   and 12/31/92 respectively.

    See accompanying notes to consolidated financial statements.
PAGE

                SHENANDOAH TELECOMMUNICATIONS COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


     1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly
          Shenandoah Telecommunications Company's financial position as of September 30, 1994 and the results of operations and cash flows for the six and nine month periods ended September 30, 1994 and 1993.

          While the Company believes that the disclosures presented are adequate, to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's annual report in Form 10-K.


     2. Earnings per share of common stock have been determined by using the weighted average number of shares outstanding during the period.


     3.   The results of operations for the nine month period ended
          September 30, 1994 are not necessarily indicative of the results to be expected for the full year.
PAGE

                                SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                               MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Summary
          The following tables set forth, for the periods indicated, the percentages which certain items reflected in the financial data bear to total operating revenues and the percentage increase of such items as compared to the indicated
     prior period:

                                               RELATIONSHIP TO               PERIOD TO PERIOD
                                           TOTAL OPERATING REVENUES         INCREASE OR DECREASE
                                     ----------------------------  ----------------------------------
                                     Three months    Nine months   Three months       Nine months
                                     ended Sept 30  ended Sept 30  ended Sept 30     ended Sept 30
                                      1994   1993    1994   1993   1994-93  1993-92  1994-93  1993-92
OPERATING REVENUES
  Telephone Revenues
     Local Service                    14.1%   14.2%  14.1%  14.7%      8.9%     6.3%     8.0%    5.2%
     Access                           31.1%   35.4%  32.4%  34.7%     -5.0%    11.3%     3.1%   13.9%
     Toll                             -0.3%    0.1%  -0.2%   0.0%   -687.3%   -89.3%  -839.3%  -91.3%
     Miscellaneous:
      Directory                        4.9%    5.1%   5.1%   5.4%      3.4%    12.1%     3.5%   10.9%
      Facility Leases                  6.1%    4.8%   6.1%   5.6%     36.1%   -29.1%    20.4%  -21.6%
      Billing & Collection             2.3%    2.4%   2.3%   2.4%      5.7%    20.7%     3.8%  -30.0%
      Other Miscellaneous              0.3%    0.6%   0.8%   0.6%    -46.0%   -36.4%    39.2%  -31.2%

  Total Telephone Revenues            58.5%   62.6%  60.6%  63.4%      1.4%     4.4%     5.8%    3.7%
  Cable Television Revenues            3.7%    3.5%   3.6%   3.8%     13.5%    -2.1%     2.5%    6.7%
  ShenTel Service Revenues             8.4%    5.1%   7.9%   5.6%     79.0%     7.9%    55.4%   13.9%
  Leasing Revenues                     0.1%    0.8%   0.1%   0.9%    -87.3%   -18.6%   -88.4%  -26.4%
  Mobile Revenues                     21.9%   19.0%  20.5%  16.9%     25.1%    42.1%    33.9%   29.1%
  Long Distance Revenues               5.8%    7.0%   5.7%   7.2%    -10.6%     4.8%   -11.5%    4.8%
  Network Revenues                     1.6%    2.0%   1.6%   2.2%    -14.7%     7.3%   -18.4%   21.8%
                                     ------ ------- ------ ------  -------- -------- -------- -------
  Total Revenues and Sales           100.0%  100.0% 100.0% 100.0%      8.4%     9.7%    10.6%    8.0%
PAGE

                                SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                               MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                               RELATIONSHIP TO               PERIOD TO PERIOD
                                           TOTAL OPERATING REVENUES         INCREASE OR DECREASE
                                     ----------------------------  ----------------------------------
                                     Three months    Nine months   Three months       Nine months
                                     ended Sept 30  ended Sept 30  ended Sept 30     ended Sept 30
                                      1994   1993    1994   1993   1994-93  1993-92  1994-93  1993-92
OPERATING EXPENSES
  Cost of Products and Services Sold   3.9%    2.4%   3.6%   3.1%     79.0%   -20.0%    25.2%    1.9%
  Line Costs                           2.7%    2.7%   2.6%   2.9%      6.0%    -7.5%     1.4%  -12.0%
  Plant Specific                       8.4%   10.2%   8.1%   9.7%    -11.1%    24.7%    -7.8%    7.6%
  Plant Non-Specific:
     Network & Other                   7.9%    9.3%   8.2%   8.9%     -7.1%    28.3%     2.8%   26.8%
     Depreciation and Amortization    13.8%   13.5%  13.6%  13.8%     11.2%    17.9%     8.3%   12.0%
  Customer Operations                 11.9%   11.6%  11.6%  11.8%     11.0%     0.0%     8.3%    1.9%
  Corporate Operations                10.2%    9.9%   9.5%  10.1%     12.3%    15.9%     4.2%   14.2%
  Other Operating Income & Expense     0.8%    0.7%   0.8%   0.7%     16.9%    11.2%    11.1%   11.2%
  Taxes other than income              1.6%    1.2%   1.6%   1.3%     42.2%    -9.3%    36.4%    0.1%
                                     ------ ------- ------ ------  -------- -------- -------- -------
  Total Operating Expenses            61.2%   61.5%  59.6%  62.3%      7.9%    12.0%     5.5%    9.2%
  Operating income                    38.7%   38.5%  40.4%  37.6%      9.1%     6.1%    18.9%    6.1%
  Non-operating income less expenses   1.4%    0.8%   0.8%  -0.5%    103.1%    29.7%  -277.2%  156.0%
  Interest expense                     3.3%    3.2%   3.3%   3.3%     12.9%   -12.2%     8.8%   -8.6%
                                     ------ ------- ------ ------  -------- -------- -------- -------
  Income before taxes                 36.8%   36.0%  37.9%  33.7%     10.8%     6.9%    24.3%    3.3%

PAGE

                                SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                               MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                               RELATIONSHIP TO               PERIOD TO PERIOD
                                           TOTAL OPERATING REVENUES         INCREASE OR DECREASE
                                     ----------------------------  ----------------------------------
                                     Three months    Nine months   Three months       Nine months
                                     ended Sept 30  ended Sept 30  ended Sept 30     ended Sept 30
                                      1994   1993    1994   1993   1994-93  1993-92  1994-93  1993-92
OPERATING EXPENSES
  Provision for income taxes          10.9%   12.4%  12.4%  11.7%      4.3%     4.0%    17.2%    1.0%
                                     ------ ------- ------ ------  -------- -------- -------- -------
  Net income before minority interest 25.9%   23.7%  25.5%  22.0%     18.7%     8.6%    28.1%    4.6%

  Minority interest                   -2.2%   -1.1%  -1.8%  -0.4%    108.0%   765.4%   378.5% -381.6%

  Net Income                          23.8%   22.5%  23.7%  21.6%     14.2%     4.0%    21.3%    1.9%
                                     ====== ======= ====== ======  ======== ======== ======== =======


PAGE

                   SHENANDOAH TELECOMMUNICATIONS

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Shenandoah Telecommunications Company is a diversified telecommunications holding company providing both regulated and unregulated telecommunications services through its seven wholly-owned subsidiaries.

The regulated telephone local exchange company is by far the largest subsidiary, accounting for over 61% of revenue and 83% of net income.
This industry is in a period of transition from a protected monopoly to a competitive environment with changing technology. As a result, Shenandoah Telecommunications has made and plans to continue to make significant investments in the new and emerging technologies.

Other significant services provided are cellular phone, cable television, long distance, and facilities leased to interexchange carriers on a Company owned fiber optic cable network. The Company also sells and leases equipment, mainly related to services provided.

The Company also participates in emerging technologies by direct investment in non-affiliated companies.

RESULTS OF OPERATIONS

The Company's largest source of revenue continues to be for access to the Company's local exchange network by interexchange carriers. The volume for these access revenues are measured in minutes of use. The minutes of use during the first nine months of 1994 increased 6.79% compared to the same period in 1993. Minutes of use for the third quarter of 1994 increased 5.18% compared to third quarter 1993.
Changes in NECA settlement procedures, effective July 1, 1994, accounted for the balance of the revenue decrease from third quarter
1993 to third quarter 1994.

The increase in the ShenTel Service revenues category for the third quarter and the first nine months compared to 1993, is due to an increase in retail equipment sales. The increase equaled $219,988 year-to-date, and $93,521 for the quarter.

The increase in revenues reported on the Mobile revenues line of the financial statement was due to growth in our cellular operation. Our cellular service revenues have increased $773,288 year-to-date over 1993, and $220,254 over the third quarter of 1994. Airtime minutes of use increased 37.30% in the first nine months from the same period in 1993. Airtime minutes of use in the third quarter of 1994 increased 27.80% from the third quarter of 1993. In 1994, customers are being added at a rate below that of last year. During the first nine months of 1994, net additions of customers were 42.06% less than the additions for the same period in 1993. Net additions for the third quarter of 1994 were 40.72% below those in the third quarter of 1993.PAGE

                   SHENANDOAH TELECOMMUNICATIONS

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

The decrease in Leasing revenues is the result of the expiration of major leases discussed in previous reports.

In late 1992, the United States Congress passed legislation for the re-regulation of cable television systems. As a result of this legislation, the FCC froze the rates cable systems can charge their subscribers. This rate freeze expired May 15, 1994. The regulation may be administered by local authorities for basic services and equipment. None of the local governments within the Company's cable television serving area have indicated that they will exercise their authority to regulate rates. On September 1 the Company increased its rates for basic and premium service and decreased or eliminated its charges for other services such as rental of converters.
September's total revenue for cable television services increased
16.74% over the previous month's total. The Company estimated that our cable rates are within the limits prescribed by the FCC for cable systems of our size.

For the calendar year 1993, the Company's expenses increased at a greater percentage than its revenues. For 1993, expenses increased
9.57% and revenues increased 5.59%. During the first nine months of 1994 this trend was reversed.

One of the factors in this reversal is payroll costs. The total payroll costs decreased 2.96% in the first nine months of 1994 compared with the same period in 1993. Total payroll costs in 1993 increased 7.11% from the previous year.

Another factor was that Depreciation, still our largest expense category, increased at a slower rate than the previous year. Our additions to Property, Plant, and Equipment during the first nine months of 1994 were lower than in the first nine months of 1993, and the assets being placed in service recently have been longer life assets than those placed in service in 1992 and 1993. Computer software placed in service in the second quarter of 1994 has increased this category's rate of change.

The increase in Cellular revenues, discussed above, compared with the increase in the Cellular network costs is another factor. The expenses were 35.42% of service revenues during the first nine months of 1994 compared with 40.31% of revenues during the same period in 1993. These expenses account for the increases in the category
Network and Other.
PAGE

                   SHENANDOAH TELECOMMUNICATIONS

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

The increase in Taxes Other Than Income is due to a rate increase in the real estate tax for the local jurisdiction in which a majority of our regulated Telephone plant is located.

The Non-operating Income Less Expenses category consists mainly of the income or loss from investments made by the Company. The increase reflected on the income statement is the result of a 11.98% increase in the amount of short-term investments compared to a year earlier and an increase in the rates of returns from those investments. The losses recorded on investments accounted for by the equity method that are also included in this category, decreased
45.25%.

The Company, along with other telecommunications providers, founded an organization that was building a fiber optic network in the Richmond, Virginia metropolitan area. The fiber network would provide competitive access to businesses in the area. Management decided that our potential in the Richmond market would be greater as part of a company already successfully providing competitive access services. As a result, it has been agreed that this business be acquired by Metropolitan Fiber Systems. The agreement is contingent upon MFS securing the appropriate regulatory approvals. Management expects to recognize a gain on the sale in the first quarter of 1995 if the sale is closed. The amount of the gain cannot be determined currently. The Company has recognized losses of $156,308 year-to-date as our portion of the operations of this organization.
PAGE

                   SHENANDOAH TELECOMMUNICATIONS

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company continues to generate a strong cash flow from operations that adequately meets the Company's need for cash. As the FCC licenses new Personal Communication Services, the Company expects increasing competitive pressures on its cellular operations, which may impact cash flow. Due to the competition coming from new sources, management is unable to predict the potential impact on the Company's cash flow.

Other available sources of liquidity are two $2,000,000 unsecured lines of credit with local banks. No advances have been made from these lines of credit in 1994. The Company has a loan agreement with the Rural Telephone Bank in the amount of $9,240,000. As of December
31, 1993, the Company had received advances in the amount of $2,448,350. No new advances have been received during 1994, however, the Company requested an additional draw of $909,300 (including the required purchase of Rural Telephone Bank stock) at the end of July, and management expects to receive the advance in the fourth quarter.
The Company has until February 1, 1996 to complete drawing down these funds. Expenditure of these loan funds is limited to capital projects for the regulated local exchange carrier that are approved by the REA.

The Company has no material commitments for capital expenditures.
The Company's Board of Directors has approved a construction budget of $6,538,683 for 1994. The largest portions of the budget are scheduled for telephone central office equipment and fiber optic cable facilities.

PAGE

               SHENANDOAH TELECOMMUNICATIONS COMPANY


                              PART II


                         OTHER INFORMATION




ITEM 4.         Submission of Matters to a Vote of Security Holders

                No matters were submitted to a vote of security holders.


ITEM 6.         Exhibits and Reports on Form 8-K

                (b)  Reports on Form 8-K

                There were no reports on Form 8-K filed for the nine months ended September 30, 1994.

PAGE

               SHENANDOAH TELECOMMUNICATIONS COMPANY


                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SHENANDOAH TELECOMMUNICATIONS COMPANY
                          (Registrant)




November 14, 1994          CHRISTOPHER E. FRENCH
                          Christopher E. French
                          President




November 14, 1994          LAURENCE F. PAXTON
                          Laurence F. Paxton
                          Vice President - Finance


