Form 10-Q/A
period 1994-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 1994-12-20
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            Form 10-Q


        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1994    Commission File Number 0-
9881



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


         Class                         Outstanding at October 1,
1994
Common Stock, No Par Value                     1,880,380 Shares

PAGE