Form 10-K
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 1995-03-31
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.  20549
                          FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994
Commission File No. 0-9881

            SHENANDOAH TELECOMMUNICATIONS COMPANY
   (Exact name of registrant as specified in its charter)

           VIRGINIA                             54-1162807
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification
No.)

124 South Main Street, Edinburg, VA               22824
(Address of Principal Executive                 (Zip Code)
Offices)

Registrant's telephone number, including area code (703)
984-4141

 Securities Registered Pursuant to Section 12(b) of the Act:

                 COMMON STOCK (NO PAR VALUE)
                      (Title of Class)

Indicate by check mark it disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days.  YES     X     NO

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1995. $67,568,680. (In determining this figure, the registrant has assumed that all of its officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.) The Company's stock is not listed on any national exchange nor NASDAQ; therefore, the value of the Company's stock has been determined based upon the average of the prices of transactions in the Company's stock that were reported to the Company during the year.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                   OUTSTANDING AT MARCH 1, 1995
Common Stock, No Par Value                    3,760,760
             Documents Incorporated by Reference

1994 Annual Report to Security Holders       Parts I, II, IV
Proxy Statement, Dated March 24, 1995        Parts     III

               EXHIBIT INDEX     PAGES  5 - 6

               SHENANDOAH TELECOMMUNICATIONS COMPANY




 Item                                                       Page
Number                                                     Number

                              PART I

  1.      Business                                            1
  2.      Properties                                          1
  3.      Legal Proceedings                                   2
  4.      Submission of Matters to a Vote of
          Security Holders                                    2


                              PART II

  5.      Market for the Registrant's Common Stock
          and Related Stockholder Matters                     3
  6.      Selected Financial Data                             3
  7.      Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 3
  8.      Financial Statements and Supplementary Data         3
  9.      Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                 4


                             PART III

 10.      Directors and Executive Officers of the Registrant  5
 11.      Executive Compensation                              5
 12.      Security Ownership of Certain Beneficial Owners
          and Management                                      5
 13.      Certain Relationships and Related Transactions      5


                              PART IV

 14.      Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                               6-7

                           PART I

ITEM 1.   BUSINESS

          (a) General development of business is incorporated by reference -

               1994 Annual Report to Security Holders -
               Inside Front Cover

          (b)  Financial information about industry segments -

               Not Applicable

          (c)  Narrative description of business is
               incorporated by reference -

               1994 Annual Report to Security Holders -
               Pages  4 - 7

          (d) The registrant does not engage in operations in foreign countries.

ITEM 2.     PROPERTIES

            The properties of the Company consist of land, structures, plant and equipment required in providing telephone, CATV, and related telecommunications services. The Company's main office and corporate headquarters is in Edinburg, VA and a service building is located outside the town limits of Edinburg, VA. Additionally, the Company owns and operates nine local telephone exchanges (switching units) housed in brick/concrete buildings. One of these is the main attended central office co-located with the main office in Edinburg, Virginia. The unattended central offices and outside plant are located at:

            (a)  Basye, VA
            (b)  Bergton, VA
            (c)  Fort Valley, VA
            (d)  Mount Jackson, VA
            (e)  New Market, VA
            (f)  Strasburg, VA
            (g)  Toms Brook, VA
            (h)  Woodstock, VA

            The Company owns long distance facilities outside of its local franchised area as follows:

            (a)  Hagerstown, MD
            (b)  Harrisonburg, VA
            (c)  Martinsburg, WV
                     PART I (Continued)


ITEM 2.     PROPERTIES (Continued)

            (d)  Richmond, VA
            (e)  Stephens City, VA
            (f)  Weyers Cave, VA
            (g)  Winchester, VA

            CATV reception equipment is located at the service building, outside the town limits of Edinburg, Virginia and at Basye, Virginia.


ITEM 3.     LEGAL PROCEEDINGS

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS

            No matters were submitted to a vote of security holders for the three months ended December 31, 1994.

                           PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND
            RELATED STOCKHOLDER MATTERS

            (a) Common stock price ranges are incorporated by reference -

                 1994 Annual Report to Security Holders
                 Market Information - Inside Front Cover

            (b)  Number of equity security holders are
                 incorporated by reference -

                 1994 Annual Report to Security Holders
                 Five-Year Summary of Selected Financial Data
                 -  Page  3

            (c) Frequency and amount of cash dividends are incorporated by reference -

                 1994 Annual Report to Security Holders
                 Market and Dividend Information - Inside
                 Front Cover

                 Additionally, the terms of a mortgage
                 agreement require the maintenance of defined amounts of the subsidiary's equity and working capital after payment of dividends. Accordingly, approximately $15,638,000 of retained earnings was available for payment of dividends at December 31, 1994.

                 For additional information, see Note 4 of the 1994 Annual Report to Security Holders, which is incorporated as a part of this report.

ITEM 6.     SELECTED FINANCIAL DATA

            Five-Year Summary of Selected Financial Data is incorporated by reference -

            1994 Annual Report to Security Holders
            Five-Year Summary of Selected Financial Data
            - Page  3
                     PART II (Continued)



ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

            Results of operations, liquidity, and capital resources are incorporated by reference -

            1994 Annual Report to Security Holders
            Management's Discussion and Analysis of Financial
            Condition and Results of Operations - Pages 8-9

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Consolidated financial statements included in the 1994 Annual Report to Security Holders are incorporated by reference as identified in Part IV,
            Item 14, on Pages 5 and 6.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

            CHANGES IN REGISTRANTS CERTIFYING ACCOUNTANT

            Shenandoah Telecommunications has dismissed S. B. Hoover & Company, LLP as its certifying accountant as of December 3, 1993. Shenandoah Telecommunications has engaged McGladrey & Pullen, LLP as our new certifying accountants as of December 1, 1993. The engagement is for the calendar year financial statements for 1994, 1995, and 1996.

            The accountants report on the financial statements of Shenandoah Telecommunications for the two most recent fiscal years, ended December 31, 1991 and December 31, 1992 have not contained an adverse opinion, or a disclaimer of opinion, nor has it been qualified or modified as to uncertainty, audit scope, accounting principles, or any other reason.

            Shenandoah Telecommunications Company requested proposals from several accounting firms to conduct Shenandoah's audit of the financial statements for the calendar years 1994, 1995, and 1996. Based on the proposals received, the decision to dismiss our former accountants and engage McGladrey & Pullen, LLP as our new accountants was recommended by the Finance Committee of the Board of Directors and approved by vote of the full Board.

            There are no disagreements with S. B. Hoover & Company, LLP on any matter of accounting principles or practices, financial statements disclosures, or auditing scope of procedure which disagreements were not resolved to the satisfaction of S. B. Hoover, LLP. Shenandoah Telecommunications has not consulted with McGladrey & Pullen, LLP on any issue during the last two years or from December 31, 1992 to December 3, 1993.

                               PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information concerning directors and executive officers is incorporated by reference -

            Proxy Statement, Dated March 24, 1995  -
            Pages 1 - 7


ITEM 11.    EXECUTIVE COMPENSATION

            Information concerning executive compensation is incorporated by reference -

            Proxy Statement, Dated March 24, 1995  -  Page 5


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

            (a) No person, director or officer owned over 5 percent of the common stock as of March 1, 1995.

            (b)  Security ownership by management is
                 incorporated by reference -

                 Proxy Statement, Dated March 24, 1995
                 Stock Ownership - Page  4

            (c)  Contractual arrangements -

                 The Company knows of no contractual
                 arrangements which may, at a subsequent date, result in change of control of the Company.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            There are no relationships or transactions to disclose other than services provided by Directors which are incorporated by reference -

            Proxy Statement, Dated March 24, 1995
            Directors - Page  2

                           PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K

  A.   Document List

       The following documents are filed as part of this Form
       10-K. Financial statements are incorporated by reference and are found on the pages noted.
                                             Page Reference

                                                        Annual
                                            Form 10-K   Report
       1.   Financial Statements

            The following consolidated financial
            statements of Shenandoah Telecommunications are included in Part II, Item 8

            Auditor's Report 1994 Financial Statements     17

            Auditor's Report 1992 and 1993 Financial
            Statements

            Consolidated Balance Sheets at
            December 31, 1994, 1993, and 1992         10 & 11

            Consolidated Statements of Income for
            the Years Ending December 31, 1994,
            1993, and 1992                                 12

            Consolidated Statement of Retained Earnings
            Years Ended December 31, 1994, 1993, and 1992  12

            Consolidated Statements of Cash Flow
            for the Years Ending December 31, 1994,
            1993, and 1992                                 13

            Notes to Consolidated Financial Statements  14-17

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K (Continued)

                                             Page Reference

                                                       Annual
                                           Form 10-K   Report


       2.   Financial Statement Schedules

            All other schedules are omitted because
            they are not applicable, or not required, or because the required information is included in the accompanying financial statements or notes thereto.


       3.   Exhibits

            Exhibit No.

            99.  Proxy Statement, prepared by
                 Registrant for 1994 Annual
                 Stockholders Meeting           Filed Herewith

            13.  Annual Report to Security
                 Holders                        Filed Herewith

            23.  Prior Certifying Accountant's
                 Consent                        Filed Herewith


  B.   Reports on Form 8-K

       No reports on Form 8-K for the three months ended
       December 31, 1994, were required to be filed.

                            SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SHENANDOAH TELECOMMUNICATIONS COMPANY



March 31, 1995                By  CHRISTOPHER E. FRENCH, PRESIDENT
                                 Christopher E. French, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                            President & Chief Executive
 CHRISTOPHER E. FRENCH      Officer               March 31, 1995
Christopher E. French

 LAURENCE F. PAXTON         Principal Financial   March 31, 1995
Laurence F. Paxton          Accounting Officer

 DICK D. BOWMAN             Treasurer & Director  March 31, 1995
Dick D. Bowman

 WARREN B. FRENCH, JR.      Director              March 31, 1995
Warren B. French, Jr.

 I. CLINTON MILLER          Director              March 31, 1995
I. Clinton Miller

 HAROLD MORRISON            Director              March 31, 1995
Harold Morrison

 NOEL M. BORDEN             Director              March 31, 1995
Noel M. Borden

 JAMES E. ZERLEL II         Director              March 31, 1995
James E. Zerkel II
             SHENANDOAH TELECOMMUNICATIONS COMPANY
                     124 South Main Street
                       Edinburg, Virginia



            NOTICE OF ANNUAL MEETING OF STOCKHOLDERS
                    TO BE HELD APRIL 18, 1995

                                                March 24, 1995






TO THE STOCKHOLDERS OF
SHENANDOAH TELECOMMUNICATIONS COMPANY:

  The annual meeting of stockholders of Shenandoah
Telecommunications Company will be held in the Social Hall of the Edinburg Fire Department, Stoney Creek Boulevard, Edinburg,
Virginia, on Tuesday, April 18, 1995, at 11:00 a.m. for the following purposes:

1.    To elect nine directors to serve for the ensuing year;

2. To transact such other business as may properly come before the meeting or any adjournment thereof.

  Only stockholders of record at the close of business March 22, 1995, will be entitled to vote at the meeting.

  Lunch will be provided.


By Order of the Board of Directors

                                            Harold Morrison, Jr.
                                            Secretary



                           IMPORTANT

YOU ARE URGED TO COMPLETE, SIGN, AND RETURN THE ENCLOSED PROXY CARD IN THE SELF-ADDRESSED STAMPED (FOR U. S. MAILING) ENVELOPE PROVIDED AS PROMPTLY AS POSSIBLE, WHETHER OR NOT YOU PLAN TO ATTEND THE MEETING IN PERSON. IF YOU DO ATTEND THE MEETING IN PERSON, YOU MAY THEN WITHDRAW YOUR PROXY AND VOTE YOUR OWN SHARES.

                    SEE PROXY STATEMENT ON THE FOLLOWING PAGES
PAGE

                        PROXY STATEMENT

                                            P. O. Box 459
                                            Edinburg, VA  22824

                                            March 24, 1995

TO THE STOCKHOLDERS OF
SHENANDOAH TELECOMMUNICATIONS COMPANY:

  Your proxy in the enclosed form is solicited by the management of the Company for use at the Annual Meeting of Stockholders to be held in the Social Hall of the Edinburg Fire Department, Stoney Creek Boulevard, Edinburg, Virginia, on Tuesday, April 18, 1995, at 11:00 a.m., and any adjournment thereof.

  The mailing address of the Company's executive offices is P. O.
Box 459,  Edinburg, Virginia 22824.

  The Company has 8,000,000 authorized shares of common stock, of which 3,760,760 shares were outstanding on March 22, 1995. This proxy statement and the Company's annual report, including financial statements for 1994, are being mailed on or about March 24, 1995, to approximately 2,987 stockholders of record on March 22, 1995. Only stockholders of record on that date are entitled to vote. Each outstanding share will entitle the holder to one vote at the Annual Meeting. No director, officer, or other party owns as much as five percent of the outstanding shares of the common stock of the Company. The Company intends to solicit proxies by the use of the mail, in person, and by telephone. The cost of soliciting proxies will be paid by the Company.

  Executed proxies may be revoked at any time prior to exercise.
Proxies will be voted as indicated by the stockholders.

                   THE ELECTION OF DIRECTORS

  At the meeting, nine directors (constituting the entire Board of Directors of the Company) are to be elected for the ensuing year.

  The proxy holders will vote the proxies received by them (unless contrary instructions are noted on the proxies) for the election as directors of the following nominees, all of whom are now members of and constitute the Company's Board of Directors. If any such nominees should be unavailable, the proxy holders will vote for substitute nominees in their discretion. Stockholders may withhold the authority to vote for the election of directors or one or more of the nominees. Directors will be elected by a plurality of the votes cast. Abstentions and shares held in street name that are not voted in the election of directors will not be included in determining the number of votes cast.
PAGE

                                Nominees for Election of Directors
                        Elected           Principal Occupation and
Other
Name of Director        Director   Age   Directorships for Past Five
Years
     (1)                 (2)                          (3)
Noel M. Borden         1972        58   Pres., H. L. Borden Lumber
Co. (a
  Vice Chairman                         retail building materials
firm);
                                        Chairman of Board,
                                        1st National Corp.

Dick D. Bowman         1980        66   Pres., Bowman Bros., Inc. (a
farm
  Treasurer of the Co.                  equip. dealer); Dir., Shen.
Valley
                                        Elec. Coop.; Dir., Rockingham
Mutual
                                        Ins. Co.; Dir., Old Dominion
                                        Electric Coop.

Ken L. Burch           1995        50   Farmer

Warren B. French, Jr.  1973        71   Chairman of the Board,
Shenandoah
  (4)                                   Telecommunications Co.; Dir.,
1st
                                        National Corp.; Dir., Orion
Network
                                        Systems, Inc.; Dir., AvData
Systems,
                                        Inc.

Grover M. Holler, Jr.   1952       74   Pres., Blue Ridge Homes, Inc.
(a real
                                        estate developer); Pres.,
Valley
                                        View, Inc.

I. Clinton Miller       1983       55   Attorney-at-Law; Dir., F&M
Bank

Harold Morrison, Jr.    1979       65   Chairman of the Board,
Woodstock
  Secretary of the Co.                  Garage, Inc. (auto sales &
repair
                                        firm); Dir., 1st Va. Bank-SV

Zane Neff              1976        66   Retired Manager, Hugh Saum
Co., Inc.
  Asst. Secretary                       (a hardware and furniture
store);
   of the Co.                           Director, Crestar Bank

James E. Zerkel II      1985       50   Vice Pres., James E. Zerkel,
Inc.
                                        (a plumbing, heating, gas, &
hardware
                                        firm)


(1) The directors who are not full-time employees of the Company were compensated in 1994 for their services on the Board and one or more of the Boards of the Company's subsidiaries at the rate of $325 per month plus $325 for each Board meeting attended. Additional compensation was paid to the Chairman of the Board, Vice Chairman, Secretary, Assistant
      Secretary, and Treasurer, for their services in these capacities, in the amounts of $3,840, $1,180, $2,480, $1,180, and $2,480, respectively.
(2) Years shown are when first elected to the Board of the Company or the
      Company's predecessor, Shenandoah Telephone Company. Each nominee has served continuously since
      the year he joined the Board.
(3) Each director also serves as a director of one or more of the Company's subsidiaries.
(4) Warren French's son, Christopher French, is the President of the
      Company and all of its subsidiaries.

     Standing Audit, Nominating, and Compensation Committees
                    of the Board of Directors


1. Audit Committee - The Finance Committee of the Board of Directors, consisting of the following directors: Dick D. Bowman (Chairman), Grover M. Holler, Jr., and Noel M. Borden, performs a function similar to that of an Audit Committee. This committee is responsible for the employment of outside auditors and for receiving and reviewing the auditor's report. During 1994 there was one meeting of the Audit Committee. Additional business of the committee was conducted in connection with the regular Board meetings.


2. Nominating Committee - The Board of Directors does not have a standing Nominating Committee.


3. Compensation Committee - The Personnel Committee of the Board of Directors, consisting of the following directors:
      Noel M. Borden (Chairman), Harold Morrison, Jr., and I. Clinton Miller, performs a function similar to that of a Compensation Committee. This committee is responsible for the wages, salaries, and benefit programs for all employees. During 1994 there were three meetings of this committee.


   Attendance of Board Members at Board and Committee Meetings

  During 1994, the Board of Directors held 13 meetings. All of the directors attended at least 75 percent of the aggregate of: (1) the total number of meetings of the Board of Directors; and (2) the total number of meetings held by all committees of the Board on which they served.


                      Certain Transactions

  Under the terms of a Supplemental Employment Agreement approved and executed by Shenandoah Telephone Company in February 1984, Warren B. French, Jr. was paid $12,649 in 1994, as an additional retirement benefit. He was also paid $12,000 for consulting services provided to the Company.

  In 1994, the Company received services from Mr. Morrison's company in the amount of $51,034.61 and from Mr. Zerkel's company in the amount of $6,962. Management believes that each of the companies provides these services to the Company on terms comparable to those available to the Company from other similar companies. No other director is an officer, director, employee, or owner of a significant supplier or customer of the Company.

                         STOCK OWNERSHIP

  The following table presents information relating to the
beneficial ownership of the Company's outstanding shares of common stock by all directors, the president, and all directors and officers as a group.
                       No. of Shares
  Name and Address     Owned as of 2-1-95   Percent of Class
                             (1)                 (2)

Noel M. Borden          17,456                      *
Strasburg, VA  22657

Dick D. Bowman          40,144                      1.07
Edinburg, VA  22824

Ken L. Burch            46,762                      1.24
Quicksburg, VA 22847

Christopher E. French  114,948                      3.06
Woodstock, VA 22664

Warren B. French, Jr.   56,942                      1.51
Edinburg, VA  22824

Grover M. Holler, Jr.   70,736                      1.88
Edinburg, VA  22824

I. Clinton Miller        1,440                      *
Woodstock, VA  22664

Harold Morrison, Jr.    20,148                      *
Woodstock, VA  22664

Zane Neff                7,516                      *
Edinburg, VA  22824

James E. Zerkel II       4,198                      *
Mt. Jackson, VA  22842

Total shares beneficially
owned by 13 directors and
officers as a group    382,326                     10.17

  (1) Includes shares held by relatives and in certain trust relationships, which may be deemed to be beneficially owned by the nominees under the rules and regulations of the Securities and Exchange Commission; however, the inclusion of such shares does not constitute an admission of beneficial ownership.

  (2) Asterisk indicates less than 1%.
PAGE

                   SUMMARY COMPENSATION TABLE

    The following Summary Table is furnished as to the salary and incentive payment paid by the Company and its subsidiaries on an accrual basis during the fiscal years 1992, 1993, and 1994 to, or on behalf of, the chief executive officer and each of the next four most highly compensated executive officers who earn $100,000 or more per year.

Name and Principal                              Incentive
     Position          Year         Salary       Payment

Christopher E. French  1994        $107,816     $ 14,875
  President            1993         100,904       14,159
                       1992          93,923       22,185

                         RETIREMENT PLAN

     The Company maintains a noncontributory defined benefit Retirement Plan for its employees. The following table illustrates normal retirement benefits based upon Final Average Compensation and years of credited service. The normal retirement benefit is equal to the sum of:
  (1) 1.14% times Final Average Compensation plus 0.65% times
      Final Average Compensation in excess of Covered Compensation (average annual compensation with respect to which Social Security benefits would be provided at Social Security retirement age) times years of service (not greater than
      30); and
  (2) 0.29% times Final Average Compensation times years of service in excess of 30 years (such excess service not to exceed 15 years).

                       Estimated Annual Pension
                       Years of Credited Service
Final Average
 Compensation    15      20      25       30      35

  $ 20,000     3,420   4,560   5,700    6,840   7,130
    35,000     6,870   9,160  11,451   13,741  14,248
    50,000    10,898  14,530  18,163   21,796  22,521
    75,000    17,610  23,480  29,351   35,221  36,308
   100,000    24,323  32,430  40,538   48,646  50,096
   120,000    29,693  39,590  49,488   59,386  61,126
  Covered Compensation for those retiring in 1995 is $25,920.
Final Average Compensation equals an employee's average annual compensation for the five consecutive years of credited service for which compensation was the highest. The amounts shown as estimated annual pensions were calculated on a straight-life basis assuming the employee retires in 1995. The Company did not make a contribution to the Retirement Plan in 1994, as the plan was adequately funded. Christopher French has 13 years of credited service under the plan as of January 1, 1995.

     COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

  The members of the Personnel Committee of the Board of Directors of the Company perform the function of a Compensation Committee. The Committee's approach to compensation of the Company's executive officers, including the chief executive officer, is to award a total compensation package consisting of salary, incentive, and fringe benefit components. The compensation package is designed to provide a level of compensation to enable the Company to attract and retain the executive talent necessary for the long-term success of the organization.

  The incentive plan component of the total compensation package provides an incentive to the officers to meet or exceed certain performance objectives. The plan also places a portion of the officers' compensation at risk in the event the Company does not achieve its objectives. The objectives include a component measuring the improvement in the level of service provided to the Company's customers and a component measuring the increase in the Company's net income. In 1994, the Company reached over 100 percent of its combined goals.

                   Submitted by the Company's Personnel Committee:

                   Noel M. Borden, Chairman
                   Harold Morrison, Jr.
                   I. Clinton Miller







             FIVE-YEAR STOCKHOLDER RETURN COMPARISON

  The Securities and Exchange Commission requires that the Company include in its Proxy Statement a line graph presentation comparing cumulative, five-year stockholder returns on an indexed basis with a performance indicator of the overall stock market and either a nationally recognized industry standard or an index of peer companies selected by the Company. The broad market index used in the graph is the NASDAQ Market Index. The S&P Telephone Index consists of the seven regional Bell Operating Companies and GTE.

  The Company's stock is not listed on any national exchange nor NASDAQ; therefore, for purposes of the following graph, the value of the Company's stock, including the price at which dividends are assumed to have been reinvested, has been determined based upon the average of the prices of transactions in the Company's stock that were reported to the Company in each fiscal year.

PAGE

Comparison of Five-Year Cumulative Total Return* among Shenandoah Telecommunications Company, NASDAQ Market Index, and S&P Telephone Index
                    1989    1990    1991     1992    1993    1994
Shenandoah
Telecommunications 100.00  107.30  190.03   200.46  209.92  200.52
NASDAQ Market
Index              100.00   84.92  136.28   158.58  180.93  176.91
S&P Telephone
Index              100.00   95.46  102.66   112.65  130.10  124.72

Assumes $100 invested December 31, 1989 in Shenandoah
Telecommunications Company stock, NASDAQ Market Index, and S&P
Telephone Index

*Total return assumes reinvestment of dividends

                     EMPLOYMENT OF AUDITORS
  The Board of Directors, on the recommendation of the Audit Committee, has appointed the firm of McGladrey and Pullen as auditors to make an examination of the accounts of the Company for the 1995 fiscal year. It is not expected that representatives of the firm will be present at the annual meeting.

                 PROPOSALS OF SECURITY HOLDERS
  Proposals of security holders to be included in management's proxy statement and form of proxy relating to next year's annual meeting must be received at the Company's principal executive offices not later than November 24, 1995.

                         OTHER MATTERS
  Management does not intend to bring before the meeting any matters other than those specifically described above and knows of no matters other than the foregoing to come before the meeting. If any other matters properly come before the meeting, it is the intention of the persons named in the accompanying form of proxy to vote such proxy in accordance with their judgment on such matters, including any matters dealing with the conduct of the meeting.

                            FORM 10-K
  The Company's Annual Report on Form 10-K filed with the
Securities and Exchange Commission is available to stockholders, without charge, upon request to Mr. Laurence F. Paxton, Vice
President-Finance, Shenandoah Telecommunications Company, P. O. Box 459, Edinburg, VA 22824.
PAGE

                 (Inside front cover - top)

                   STOCKHOLDER INFORMATION

Our Business

  Shenandoah Telecommunications Company is a holding company which provides telephone service through its subsidiary, Shenandoah Telephone Company, primarily in Shenandoah County and small service areas in Rockingham, Frederick, and Warren counties, all in Virginia. The Company provides cable television service through its subsidiary, Shenandoah Cable Television Company, at Edinburg and in rural areas in the vicinity of Edinburg, Woodstock, and Bryce Mountain. The Company provides unregulated communications equipment and services through its subsidiary, ShenTel Service Company, which sells and maintains PBXs, key systems, computers, and security systems. The Company finances purchases of telecommunications facilities and equipment through its subsidiary, Shenandoah Valley Leasing Company. Shenandoah Mobile Company furnishes paging, mobile telephone, business radio, and cellular telephone services in the northern Shenandoah Valley. Shenandoah Mobile Company is the managing general partner of a partnership providing cellular services in Virginia RSA 10 covering the northwestern portion of Virginia. The Company resells long distance services through Shenandoah Long Distance Company. Shenandoah Network Company operates and maintains the Company's interstate fiber optic network.

Annual Meeting

  The Board of Directors extends an invitation to all stockholders to attend the Annual Meeting of Stockholders. The meeting will be held Tuesday, April 18, 1995, at 11:00 a.m. in the Social Hall of the Edinburg Fire Department, Stoney Creek Boulevard, Edinburg, Virginia. Notice of the Annual Meeting, Proxy Statement, and Proxy were mailed to each stockholder on or about March 24, 1995.

Form 10-K

  The Company's Annual Report on Form 10-K filed with the
Securities and Exchange Commission is available to stockholders, without charge, upon request to Mr. Laurence F.
Paxton, Vice President - Finance, Shenandoah Telecommunications
Company, P. O. Box 459, Edinburg, VA 22824.
                (Inside front cover - bottom)

Market and Dividend Information

  The stock of Shenandoah Telecommunications Company is not listed on any national exchange or NASDAQ, and the Company is not aware of any broker who maintains a position in the Company's stock. It, however, is aware of unconfirmed transactions of the stock which have been handled privately and by brokers and local auctioneers. Some of these prices include commissions and auctioneers' fees. Since some prices are not reported to the Company and family transactions are not applicable, all transactions are not included in the following summary of prices. The shares, prices, and cash dividends for 1993 and 1994 have been adjusted to reflect a 2-for-1 stock split which was paid to stockholders of record January 23, 1995. The Company has maintained a policy of declaring an annual cash dividend.

           1994                                 1993
         No.    No.                 No.    No.
Quarter Trans. Shares  High    Low  Trans. Shares   High    Low
 1st         59  11,348 $25.00 $20.00   90   16,592  $32.50 $19.00
 2nd         45   9,086  25.00  14.41  129   15,396     30.50
17.50
 3rd        112  13,870  25.00  17.50   86   16,376   33.75  18.25
 4th         57   6,600  25.00  19.00  227   22,900     23.00
17.75

Average price per share -     $20.31                     $21.66
Annual cash dividend per share -.375                        .30


Corporate Headquarters                      Independent Auditors

Shenandoah Telecommunications Company  McGladrey & Pullen, LLP
124 South Main Street                  1051 East Cary Street
Edinburg, VA 22824                          Richmond, VA 23210

Stockholders' Questions and Stock Transfers - Call (703) 984-5260

                  Transfer Agent - Common Stock
                         Shenandoah Telecommunications Company
                         P. O. Box 459
                         Edinburg, VA 22824
                        FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

                           1994        1993           1992           1991
  1990

Operating Revenues             $20,229,178    $18,329,886 $17,359,114
$15,180,205 $13,260,122
Operating Expenses           12,050,713   11,455,136  10,454,448    9,535,090
7,878,993
Income Taxes             2,577,641    2,481,764   2,189,663    1,792,022
3,507,302
Other Income less Other
   Expenses (1)                 (90,897)    (154,454)    188,210      307,259
  144,177
Interest Expense                658,908      621,944     667,900      771,285
  858,378
Gain (loss) on Security
  Sales or Writedown                  -            -    (220,000)           -
 5,825,118
Consolidated Net Income     $ 4,851,019  $ 4,602,619 $ 4,015,313  $ 3,389,067
$ 6,984,744
Consolidated Net Income from
   Operations (2)           $ 4,851,019  $ 4,156,300 $ 4,151,801  $ 3,389,067
$ 3,153,379
Total Assets                $52,464,150  $49,652,064 $44,839,501  $42,206,407
$38,966,585

Long-Term Obligations       $ 9,941,209  $ 9,381,813 $ 8,754,524  $ 9,033,561
$ 9,990,286

Stockholder Information
   Number of Stockholders         2,979        2,879       2,683        2,519
     2,347
   Shares of Stock (3)        3,760,760    3,760,760   3,760,760    3,760,760
 3,760,760
   Earnings per Share (3)  $       1.29  $      1.22 $      1.07  $       .90 $
     1.86
    - Continuing
       Operations (3)       $      1.29  $      1.11 $      1.10  $       .90 $
      .84
   Dividends per Share (3)  $      .375  $       .30 $      .275  $       .25 $
      .57

(1) Includes non-operating income less expenses and minority interest in net income of consolidated subsidiaries.

(2) Excludes gain on sale of fiber optic lease asset, write-off of portion of investment in
Metrotel Services, Ltd., and share of loss of Virginia Metrotel in 1993; write-down of AvData in 1992; gain on sale of TeleCom*USA stock in 1990.

(3) The information has been restated to reflect a 4-for-1 stock split to stockholders of record December 1, 1990 and a 2-for-1 split to stockholders of record January 23, 1995.

                SUBSIDIARY COMPANY HIGHLIGHTS


Shenandoah Telephone Company

  - Net income increases 9.7 percent on revenue increase of
    5.2 percent.
  - Conversion of billing, service order, and plant record system completed in April 1994.
  - Last of Seiscor analog carrier systems, first installed in 1975, removed from service.

ShenTel Service Company

  - Net income increases 194 percent on revenue increase of
    47.4 percent.
  - Local access to the Internet offered as new service to northern Shenandoah Valley area.
  - Interactive Video System installed for Shenandoah County
    School System.
  - Awarded a contract to provide six VHF to UHF translators for the county of Shenandoah.
  - Installed large Mitel digital PBX with on-site Voice Mail for Shenandoah Valley Press.

Shenandoah Mobile Company

  - Virginia RSA 10 Partnership, managed by the Company, records profit increase of 464.2 percent; Company's share of earnings from its limited partnership interest in the Virginia RSA 6 partnership is $57,873.
  - Construction begun on new cell site for Berryville area, in service date expected in first quarter 1995.

Shenandoah Cable Television Company

  - General rate increase effective September 1, 1994; four channels added to lineup.
  - Maintenance expenses remain high with continuation of "system sweep" mandated by FCC to verify system's technical performance.

Shenandoah Network Company

  - Fiber interconnection with MCI Communications fiber network completed in West Virginia.

Shenandoah Valley Leasing Company

  - Net income decreases due to large, one-time gain in 1993 for sale of fiber system.
                   LOCAL INTERNET SERVICE

On September 1, 1994, ShenTel Service Company became the first provider in the northern Shenandoah Valley area to offer local access to the Internet. The Company's offering was the result of our desire to make the world-wide information community locally accessible even though national on-line service providers would not establish local service in our area.

ShenTel teamed with GlobalCom, an Internet service provider in Falls Church, Virginia to offer dial-up and dedicated access in Rockingham, Shenandoah, and Frederick counties. The service has since been expanded to cover the areas of Page and Warren counties, and the cities of Martinsburg, West Virginia and Hagerstown, Maryland.

The Internet has its origins in the Department of Defense's ARPAnet over 20 years ago and the National Science Foundation's NFSNET of the 1980's. Today's Internet is a network of networks which is comprised of the educational and research computing centers of its past. It has expanded to include on-line services, such as America Online, major corporate networks, community bulletin boards, library card catalogs, governmental services, and many, many others.

Using ShenTel's service, customers now have local access to the broad range of services and applications which can use the Internet. Those now available include electronic mail; database access via Gopher; news or discussion groups; file transfers via File Transfer Protocol (FTP); and World Wide Web browsers, such as Mosaic, which combines text, sound, and graphics. These capabilities put the world's information resources in easy reach of our customers.

                      INTERACTIVE VIDEO


The Shenandoah County School's Classroom Communication System carried its first interactive classes at the start of the school year on September 6, 1994. On the first day of classes the Interactive Video System was used for a calculus class taught by one teacher to students at the three different high schools. A second class on economics was taught in the afternoon by one teacher to students in two different locations; and, a third class of 20th century history was taught by one teacher to students at three different locations.

The Interactive Video System was provided by Shenandoah Telephone Company and its affiliate, ShenTel Service Company. The fiber optic based system simultaneously provides two-way, interactive, full motion, color video between all three sites, along with high-quality audio to and from each location.

The Shenandoah County School Board, with assistance from Shenandoah Telephone Company, applied for and received a grant from the Rural Electrification Administration for partial funding for the classroom equipment needed for the Interactive Video System. Shenandoah County received one of 28 grants awarded nationwide out of over 200 applicants. In addition to the grant, the ShenTel Foundation has made a commitment of contributions to the Shenandoah County School System to assist with the funding for the operating expenses during the first three years.
                     COUNTY TRANSLATORS

The Shenandoah County Board of Supervisors voted on July 12, 1994, to accept ShenTel Service Company's proposal to provide new TV translators at two sites within Shenandoah County. The existing translators had been in service since the early 1960's and were no longer performing at a technically acceptable level. Three translators were replaced at Fetzer's Gap on Little North Mountain and another three were replaced on the Big Mountain site at New Market Gap. The installation of the new translators provided county residents with dependable performance for a sharp, clear signal of Washington Channels 4, 5, and 9.

Our leasing company provided financing over a ten-year period for $137,200 of the $145,600 replacement cost of the translator equipment.


            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Shenandoah Telecommunications Company is a diversified telecommunications holding company providing both regulated and unregulated telecommunications services through its seven wholly-owned subsidiaries.

The regulated local exchange telephone company is the largest subsidiary, accounting for over 60.0% of revenue and 82.0% of net income. This industry is in a period of transition from a regulated monopoly to a competitive environment with changing technology. As a result, Shenandoah Telecommunications has made and plans to continue to make significant investments in new and emerging technologies.

Other significant services provided are cellular, cable television, long distance, and facilities leased to interexchange carriers on a Company owned fiber optic cable network. The Company also sells and leases equipment, mainly related to services provided.

The Company also participates in emerging technologies by direct investment in non-affiliated companies.

RESULTS OF OPERATIONS

The Company's largest source of revenue continues to be for access to the Company's local exchange network by interexchange carriers. The volume for these access revenues is measured in minutes of use. The minutes of use during 1994 increased 6.8% compared to an increase of 7.1% in 1993. Changes in NECA settlement procedures, effective July 1, 1994, partially offset the increases in minutes of use.

The increase in the ShenTel Service revenues category for 1994, compared to 1993, is due to an increase in retail equipment sales. The increase equaled $405,311 for 1994 and $258,514 for 1993.

The increase in Mobile Company revenues was due to growth in our cellular operation. Cellular service revenues increased $495,088 or 33.7% in 1994, compared to $477,421 or 48.2% in
1993. Airtime minutes of use increased 37.0% in 1994, compared to an increase of 44.9% in 1993. In 1994, customers were added at a rate below that of last year. During 1994, net additions of customers were 43.6% less than the additions for 1993. Net additions for 1993 were .3% below those in 1992.

Financing lease revenues are chiefly for leases and rentals of a few large telecommunications systems, small systems sold by Company subsidiaries, and customer premise equipment. One lease for fiber optic facilities between Charlottesville and Richmond, which accounted for $143,683 of 1993 revenue, expired at the end of 1993. The lessee exercised the fair market buy-out provision, resulting in a one-time after tax gain of $611,734 in 1993. The remaining lease revenues are derived from smaller leases for equipment such as PBXs and home satellite dishes sold through Company subsidiaries.

On September 1 the cable television company restructured its rates by increasing its rates for basic and premium service and decreasing or eliminating its charges for other services such as rental of converters. As a result, total revenue for cable television services for the final four months of 1994 increased 17.3% over the previous four months' total, and 26.0% over the final four months of 1993. The Company estimates that our cable rates are within the limits prescribed by the FCC for cable systems of our size. None of the local governments within the Company's cable television serving area have indicated that they will exercise any authority they may have to regulate rates.

The Company also leases capacity on fiber optic facilities in West Virginia and Maryland to interexchange carriers. The revenue for this activity appears as Network revenues on the income statement. This service experienced a revenue decrease of 9.5% in 1994. The decrease is due to contracts expiring and being renewed at lower rates.

During 1994, revenues increased 10.4% and operating expenses increased 5.2%. For the calendar year 1993, the Company's expenses increased at a greater percentage than its revenues. For 1993, operating expenses increased 9.6% and revenues increased 5.6%.

One of the factors in this reversal is payroll costs. The total payroll costs decreased 2.5% in 1994 compared to 1993. Total payroll costs in 1993 increased 7.1% from the previous year. The decreases are due to a decrease in full-time equivalent employees for the past two years, which offset wage and salary increases.

Another factor was that depreciation, still our largest expense category, increased at a slower rate than the previous year.
Our additions to Property, Plant, and Equipment during 1994 were lower than in 1993, when a new computer system was installed. In 1992 a major building renovation and construction of a new building were completed.

The increase in Cellular revenues discussed above, compared with the increase in the Cellular network costs is another factor in the lower increase in expenses. Network costs, is 33.1% of service revenues during 1994 compared with 39.8% of revenues during 1993. These expenses account for the increases in the category Network and Other.

The increase in Taxes Other Than Income is primarily due to a rate increase in the real estate tax for the local jurisdiction in which a majority of our regulated Telephone plant is located.

The Non-operating Income Less Expenses category consists mainly of the income or loss from investments made by the Company.
The increase reflected on the income statement is $1,440,247 or a 16.4% increase in the amount of temporary investments compared to a year earlier and an increase in the rates of returns from those investments. The losses recorded on investments accounted for by the equity method, that are also included in this category, decreased $52,072 or 33.3% from 1993.

The Company, along with other telecommunications providers, founded an organization that built a fiber optic network in the Richmond, Virginia metropolitan area. The fiber network provided competitive access to businesses in the area. As a result of a strategic change, it was agreed to sell this business to Metropolitan Fiber Systems. The Company will recognize a gain on the sale in January of 1995. The amount of the gain was approximately $875,000. The Company recognized losses of $221,477 in 1994 as our portion of the operations of this organization.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to generate a strong cash flow from operations that adequately meets the Company's need for cash.

Other available sources of liquidity are two $2,000,000 unsecured lines of credit with local banks. No advances were made from these lines of credit in 1994. The Company has a loan agreement with the Rural Telephone Bank (RTB) in the amount of $9,240,000. Advances on this note may be taken until February 1996. The Company received an advance of $937,650 in December of this year. As of December 31, 1994, the Company has received advances in the amount of $3,386,000. Expenditure of these loan funds is limited to approved capital projects for the regulated local exchange carrier.

The FCC is currently licensing new Personal Communication Services (PCS). Management expects this to impact the Company's cash flow as the Company will be participating in this new business. This will require significant investment in new plant and equipment. The Company has budgeted approximately $6,000,000 for new plant in 1995. It is estimated that up to 50.0% of this amount may be financed with loans from external services.

Due to the competition coming from new sources, management is unable to predict the potential impact on the Company's cash flow.

The Company has no material contractual commitments for capital expenditures, however, the Company's Board of Directors has approved a construction budget of approximately $14,000,000. This budget includes the expenditures for PCS discussed above. The remaining amounts are primarily for telephone central office equipment and fiber optic cable facilities. The Company expects to finance these expenditures through internally generated cash flows as well as additional advances from the RTB note.













               SHENANDOAH TELECOMMUNICATIONS COMPANY
                         AND SUBSIDIARIES


                 CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1994

                             CONTENTS



INDEPENDENT AUDITOR'S REPORT
  ON THE CONSOLIDATED FINANCIAL STATEMENTS                  1


FINANCIAL STATEMENTS

  Consolidated balance sheets                            2 - 3

  Consolidated statements of income                      4 - 5

  Consolidated statements of retained earnings               6

  Consolidated statements of cash flows                  7 - 8

  Notes to consolidated financial statements            9 - 17


SUPPLEMENTARY INFORMATION


  Consolidating balance sheets                         18 - 19

  Consolidating statements of income                   20 - 21


                   INDEPENDENT AUDITOR'S REPORT



The Board of Directors
Shenandoah Telecommunications Company and Subsidiaries
Edinburg, Virginia


We have audited the accompanying consolidated balance sheet of Shenandoah Telecommunications Company and subsidiaries as of December 31, 1994, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Shenandoah Telecommunications Company and subsidiaries for the years ended December 31, 1993 and December 31, 1992 were audited by other auditors whose report, dated January 21, 1994, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shenandoah Telecommunications Company and subsidiaries as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As disclosed in Note 1 to the consolidated financial statements, in 1994 the Company changed its method of accounting for certain investments in debt and equity securities to conform with Statement of Financial Accounting Standards No. 115.

                               MCGLADREY & PULLEN, LLP

Richmond, Virginia
January 24, 1995

                  REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and the Stockholders of Shenandoah
Telecommunications Company

We have audited the accompanying consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries, as of December 31, 1993 and 1992, and the related consolidated statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shenandoah Telecommunications Company and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits also included the related financial statement schedules of Shenandoah Telecommunications Company listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                      S.B. HOOVER & COMPANY, LLP

Harrisonburg, VA  22801
January 21, 1994

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 1994, 1993 and 1992


ASSETS                           1994         1993       1992

Current Assets

Cash and cash equivalents    $ 6,270,849  $ 5,695,891  $ 2,528,610
Certificates of deposit          930,911      106,375      106,375
Short-term investments
 (Note 2)                             -     3,577,906    2,819,231
Investments held to maturity
 (Note 2)                      3,254,460            -            -
Accounts receivable            2,880,428    2,284,197    2,232,964
Direct financing leases
 (Note 5)                         81,140       63,243      284,664
Materials and supplies         1,511,006    1,545,082    1,582,351
Prepaid and other current
 assets                          236,191      356,678      457,154
   Total current assets       15,164,985   13,629,372   10,011,349


Investments and  Other Assets
  Other securities and
   investments (Note 2)        4,615,689    4,463,221    3,193,905
Investments held to maturity
  (Note 2)                       499,687            -            -
Direct financing leases
  (Note 5)                       287,584       55,620      981,689
                               5,402,960    4,518,841    4,175,594


Property, Plant and Equipment (Note 4)
  Plant in service            49,102,832   47,290,763   44,439,943
Plant under construction         248,717      476,378    1,634,016
                              49,351,549   47,767,141   46,073,959

Less accumulated
 depreciation                 17,455,344   16,263,290   15,421,401
                              31,896,205   31,503,851   30,652,558



                             $52,464,150  $49,652,064  $44,839,501




See Notes to Consolidated Financial Statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 1994, 1993 and 1992


LIABILITIES AND STOCKHOLDERS'
EQUITY                           1994         1993        1992

Current Liabilities
 Notes payable, bank
  (Note 4 )                  $         -  $   875,000  $        -
Current maturities of
 long-term debt (Note 4)         423,329      329,891      254,302
Accounts payable                 307,691      537,884      508,511
Advance billings and payments    526,105      550,413      522,076
Customers' deposits              137,793      147,952      136,412
Other current liabilities        910,968      907,867      944,205
Income taxes payable              26,618      462,325      285,336
Other taxes payable               53,739       43,294       58,731
  Total current liabilities  $ 2,386,243  $ 3,854.626  $ 2,709,573


Long-Term Debt, less current
 maturities (Note 4)           9,517,880    9,051,922    8,500,222



Other Liabilities and
 Deferred Credits
Deferred investment tax
 credit                          442,844      518,545      594,246
Deferred income taxes
 (Note 6)                      3,535,014    3,512,637    3,955,296
Pension and other
 (Note 3)                        745,935      542,151      451,909
                               4,723,793    4,573,333    5,001,451



Minority Interests             1,219,493      996,176       26,639


Stockholders' Equity
  (Notes 4 and 7)
Common stock, no par value,
authorized 8,000,000 shares;
issued 3,760,760 shares       4,740,677     4,740,677    4,740,677
Retained earnings            29,876,064    26,435,330   22,960,939
                             34,616,741    31,176,007   27,701,616
                           $ 52,464,150   $49,652,064  $44,839,501

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1994, 1993 and 1992



                                1994         1993        1992

Operating Revenues

Telephone revenues:
 Local service              $ 2,868,656  $ 2,665,975  $ 2,513,412
 Access service               6,447,067    6,396,425    6,115,025
 Toll service                     8,886       11,154       29,730

Miscellaneous:
 Directory                    1,024,740      993,053      905,078
 Facility leases              1,291,390      994,344    1,299,192
 Billing and collection         447,008      440,836      595,362
 Other miscellaneous            121,538      101,590      121,709

  Total telephone revenues   12,209,285   11,603,377   11,579,508



Cable Television revenues       741,491      686,951      663,521
ShenTel Service revenues      1,555,848    1,150,537      892,023
Leasing revenues                 19,796      162,577      217,109
Shenandoah Long Distance
  revenues                    1,148,705    1,170,713    1,169,863
Mobile revenues               4,206,736    3,172,041    2,506,673
Network revenues                347,317      383,690      330,417

 Total operating revenues    20,229,178   18,329,886   17,359,114


Operating Expenses:
Cost of products sold           802,904      579,015      601,432
Line costs                      543,887      523,212      569,074
Plant specific                1,742,824    1,726,444    1,630,722
Plant nonspecific:
  Network and other           1,649,329    1,571,935    1,204,492
  Depreciation                2,730,938    2,536,920    2,264,141
Customer operations           2,206,931    2,264,622    2,155,238
Corporate operations          1,903,653    1,847,065    1,662,206
Other operating expense         154,241      135,955      123,491
Taxes other than income         316.306      269,968      243,652
                             12,050,713   11,455,136   10,454,448





SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1994, 1993 and 1992






Operating income            $ 8,178,465  $ 6,874,750  $ 6,904,666

Other income (expenses):
 Nonoperating income
  less expenses                 302,420      (84,918)     161,962
Interest expense               (658,908)    (621,944)    (667,900)
Gain on sale of equipment             -      986,031            -
Provision for writedown
 of investment                        -     (220,000)           -
                              7,821,977    7,153,919    6,178,728
Income taxes (Note 6)         2,577,641    2,481,764    2,189,663
                              5,244,336    4,672,155    3,989,065
Minority interests             (393,317)     (69,536)      26,248
   Net income               $ 4,851,019  $ 4,602,619  $ 4,015,313

Net income per share        $      1.29  $      1.22  $      1.07

Cash dividends per
 share (Note 4)             $     0.375  $     0.300  $     0.275

Weighted average shares
 outstanding                  3,760,760    3,760,760    3,760,760




See Notes to Consolidated Financial Statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Years Ended December 31, 1994, 1993 and 1992



                                1994         1993        1992

Retained Earnings
 Balance, January 1         $26,435,330  $22,960,939  $19,979,835

Net income                    4,851,019    4,602,619    4,015,313
                             31,286,349   27,563,558   23,995,148
Cash dividends                1,410,285    1,128,228    1,034,209


Balance, December 31        $29,876,064  $26,435,330  $22,960,939






See Notes to Consolidated Financial Statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1994, 1993 and 1992

                                1994         1993        1992
Cash Flows from Operating
 Activities
Net income                  $ 4,851,019  $ 4,602,619  $ 4,015,313
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
  Depreciation and
   amortization               2,730,938    2,536,920    2,264,141
  Deferred taxes                (53,324)    (518,360)     (30,319)
  Gain on sale of equipment           -     (986,031)           -
  Investment losses             104,170      276,205      277,413
  Minority share of
   income (loss)                223,317       69,537      (26,248)
  Other                         224,378      253,857       50,205
  Changes in assets and
   liabilities:
    (Increase) decrease in:
     Accounts receivable       (221,231)    (154,233)     (99,247)
     Material and supplies       34,076       37,269      307,937
    (Decrease) increase in:
     Accounts payable          (209,571)     172,802       65,216
     Income taxes payable      (435,707)     176,989       52,022
     Other prepaid deferrals
      and accruals              305,220      166,554      377,468
    Net cash provided by
    operating activities      7,553,285    6,634,128    7,253,901

Cash Flows From Investing
 Activities
 Purchases of property
  and equipment              (3,356,079)  (3,762,267)  (7,186,654)
 Investment in direct
  financing leases             (332,213)     (74,733)     (25,534)
 Payments received on direct
 financing leases                82,352      315,323    1,345,254
 Sale of lease residual               -    1,892,931            -
 Sale of investment
  securities                  1,482,165      782,897      902,507
 Purchase ofinvestment
  securities                 (2,812,348)  (2,948,610)  (1,864,051)
 Payments received on loans           -            -      492,777
 Cash distributions received
  from partnership              103,340            -            -
 Issue note receivable         (375,000)           -            -
   Net cash (used in)
   investing activities      (5,207,783)  (3,794,459)  (6,335,701)
SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1994, 1993 and 1992

                                1994         1993        1992


Cash Flows from Financing
 Activities
Dividends paid              $(1,410,285) $(1,128,228) $(1,034,209)
Proceeds from notes payable                  875,000            -
Payment on notes payable       (875,000)           -            -
Proceeds from long-term debt    893,000      929,000    1,519,350
Principal payments on
 long-term debt                (378,259)    (348,160)  (1,798,387)
Investment by minority
 interest                             -            -      190,399

  Net cash provided by
  (used in)
  financing activities       (1,770,544)     327,612   (1,122,847)
  Net increase (decrease)
  in cash                       574,958    3,167,281     (204,647)

Cash and cash equivalents:
Beginning                     5,695,891    2,528,610    2,733,257
Ending                      $ 6,270,849  $ 5,695,891  $ 2,528,610


Supplemental Disclosures of
Cash Flow Information

Cash payments for:

Interest                    $   661,029  $   623,715  $   670,933
Income taxes                  3,013,201    2,820,772    2,166,791


Supplemental Schedule of
Noncash Investing and
Financing Activities

Notes receivable exchanged
for investment in stock               -      103,000      102,589

Proceeds of long-term
debt for stock in
Rural Telephone Bank             44,655       46,450            -


See Notes to Consolidated  Financial Statements.
SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Summary of Accounting Policies

The Company operates entirely in the telecommunications
industry.   Significant accounting policies follow:

Principles of consolidation: The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and those partnerships where the Company, as managing partner, exercises control. All significant intercompany accounts and transactions have been eliminated.

Cash and cash equivalents: The Company considers all temporary cash investments with a purchased maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the FDIC insurance limit.

Materials and supplies: New and reusable materials are carried in inventory principally at average original cost. Specific costs are used in the case of large individual items.
Nonreusable material is carried at estimated salvage value.

Securities and investments and accounting change: The Company has investments in debt and equity securities and partnerships. Debt securities consist primarily of obligations of the U.S. government. Equity securities consist primarily of common and preferred stock of companies which are not publicly traded and have no ready market.

The Company adopted the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, as of January 1, 1994. Statement 115 requires that management determine the appropriate classification of debt and equity securities that have readily determinable fair values. Classification is determined at the date of adoption, and thereafter at the date individual investment securities are acquired. The appropriateness of such classification is reassessed at each balance sheet date. For the Company, Statement 115 is applicable to its debt securities which are classified as Held to Maturity. Since the Company neither buys investment securities in anticipation of short-term fluctuations in market prices nor has investments for which there is a ready market, no investments are classified as trading or available-for-sale.

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Summary of Accounting Policies (Continued)

Prior to the adoption of Statement 115, the Company stated its debt securities at the lower of amortized cost or fair value. Under both the newly adopted accounting standard and the Company's former accounting practices, premiums and discounts on investments in debt securities are amortized over their contractual lives. The method of amortization results in a constant yield on those securities (the interest method). Interest on debt securities is recognized in income as accrued. Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in income. Realized gains and losses are determined on the basis of specific securities sold.

Held to maturity securities: These consist entirely of debt securities which are obligations of the U.S. government. The Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions.

Investments carried at cost: These investments are those where the Company does not have significant ownership and for which there is no ready market. Information regarding these and all other investments is reviewed continuously for evidence for impairment in value. No impairment was deemed to have occurred at December 31, 1994.

Equity method investments: These investments consist of partnership and corporate investments where the Company's ownership is 20% or more, except where such investments meet the requirements for consolidation. Under the equity method, the Company's equity in earnings or losses of these companies is reflected in the earnings.

Property and equipment:   Property and equipment is stated at
cost. Accumulated depreciation is charged with the cost of property retired, plus removal cost, less salvage. Depreciation is determined under the remaining life method and straight-line composite rates. Depreciation provisions were approximately 5.7%, 5.6%, and 5.3% of average depreciable assets for the years 1994, 1993 and 1992, respectively.


SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Summary of Accounting Policies (Continued)

Pension plan: The Company maintains a non-contributory defined benefit retirement plan covering substantially all employees. Pension benefits are based primarily on the employee's compensation and years of service. The Company's policy is to fund the maximum allowable contribution calculated under federal income tax regulations.

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. Investment tax credits have been deferred and are amortized over the estimated life of the related assets.

Revenue recognition: Local, access, toll and cellular revenues are recognized when earned regardless of the period in which they are billed. The Telephone Subsidiary participates in the telephone revenue pooling and settlements process of the
National Exchange Carriers Association.   The Company has
settled all toll and access charge revenue agreements through December 31, 1992.

Earnings per common share: Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. All per share amounts have been restated to give effect to stock splits (see Note 7).
SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.   Securities and Investments and Accounting Change

As of January 1, 1994, the Company changed its method of accounting for debt and equity securities in accordance with FASB Statement No. 115. As provided by this statement, the 1993 and 1992 comparative financial statements have not been restated for the change in accounting principle.


HELD TO MATURITY          1994           1993           1992

U. S. Treasuries,
  current              $3,254,460     $       -       $       -
U. S. Treasuries,
  non-current             499,687
                       $3,754,147     $       -       $       -

The fair market value approximates the carrying value for all held to maturity investments at December 31, 1994. At December
31, 1993 and 1992, investments in debt securities were classified on the accompanying balance sheets as short-term investments and were recorded at amortized cost, which approximated market value.

Other securities and investments consist of the following:

COST METHOD                      1994         1993        1992

Orion Network Systems, Inc.   $1,552,592  $1,352,592   $1,302,589
Independent Telecommunications
  Network, Inc.                  773,600     773,600      427,925
AvData Systems, Inc.             149,860     149,860      149,860
Rural Telephone Bank             519,097     474,442      427,992
Other                            368,081     252,550      345,774
                              $3,363,230  $3,003,044   $2,654,140

EQUITY METHOD
Virginia MetroTel                633,627     855,104      251,072
Virginia Independent
 Telephone Alliance              234,888     269,266            -
Rural Service Area - 6           368,554     329,207      196,385
Other                             15,390       6,600       92,308
                               1,252,459   1,460,177      539,765

TOTAL OTHER SECURITIES AND
  INVESTMENTS                 $4,615,689  $4,463,221   $3,193,905



SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.   Securities and Investments and Accounting Change
          (Continued)

Orion Network Systems, Inc. and Independent Telecommunications Network, Inc. are development stage companies and the profitability of the companies is yet to be proven. Management believes that each company will be successful in its respective future operations and, accordingly, in spite of significant development stage losses, management does not believe the losses
represent a permanent impairment of the investment.   Subsequent
to December 31, 1994, Virginia MetroTel was sold in exchange for stock of the acquiring company, which is publicly traded on a national exchange, and approximately $62,000. A gain of approximately $875,000 resulted from the sale.

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.   Pension Plan

The Company maintains a non-contributory defined benefit pension plan. The following table presents the plan's funded status and amounts recognized in the Company's consolidated balance sheets.

                               1994         1993        1992

Actuarial present value of
benefit obligations:
  Vested                    $2,263,951   $2,091,910   $1,995,561
  Nonvested                     62,286       63,968       23,295
Accumulated benefit
 obligations                $2,326,237   $2,155,878   $2,018,856

Projected benefit obligation
 for service rendered
 to date                    $3,800,239   $3,573,241   $3,370,344

Plan assets at fair value,
 ommon stocks and bonds      3,676,436    3,839,827    3,492,711

Plan assets in excess
 (deficient) of projected
 benefit obligation           (123,803)     266,586      122,367
Unrecognized prior
 service cost                  299,218      319,923      255,883
Unrecognized transition asset
 at January 1, 1987, being
 recognized over 17 years     (267,978)    (296,722)    (325,466)

Unrecognized net gain         (276,453)    (553,163     (217,668)
  Net pension liability     $ (369,016)  $ (263,376)  $ (164,884)

Net pension cost included
the following  components:

 Service costs
  (benefits earned)         $  143,072   $  123,592   $  133,650
 Interest cost on projected
  benefit obligation           263,693      246,235      226,792
 Actual return (loss) on
  plan assets                   46,130     (455,124)    (156,948)
Net amortization and
 deferral                     (347,255)     183,789     (117,384)
Net periodic pension cost   $  105,640   $   98,492   $   86,110

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.   Pension Plan (Continued)



Assumptions used by the Company in the determination of pension plan information consisted of the following at December 31, 1994, 1993 and 1992:

                                    1994      1993      1992

Discount rate                       7.50%     7.50%     7.50%
Rate of increase in
 compensation levels                5.50%     5.50%     7.50%
Expected long-term rate
 of return on plan assets           7.50%     7.50%     7.50%



Note 4.   Long-Term Debt and Lines of Credit

Long-term debt is comprised of notes payable to the Rural Electrification Administration (REA), and the Rural Telephone Bank (RTB) which are secured by assets, with a book value of approximately $33,863,000, of the telephone subsidiary, and Industrial Development Bonds (IDB) which bear interest at a floating rate based upon the bank's prime rate. The IDB carries the guarantee of the Company.

On February 1, 1991, the telephone subsidiary entered into a loan agreement with the RTB to borrow up to $9,240,000. Funds are drawn as necessary to finance the telephone subsidiary's qualified capital construction projects.

          Interest
           Rate      Due         1994         1993        1992

REA      2% - 5%  1995-2003  $  819,945   $  924,289  $1,036,812
RTB    6.04% - 8% 1995-2019   9,004,549    8,300,813   7,521,005
IDB    77.7% of   1995-1997     116,715      156,711     196,707
         prime
                             $9,941,209   $9,381,813  $8,754,524
Current maturities              423,329      329,891     254,302

 Total long-term debt        $9,517,880   $9,051,922  $8,500,222



SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.    Long-Term Debt (Continued)

The approximate annual debt maturities for the five years subsequent to December 31, 1994 are as follows:

 Year                                        Amount

 1995                                   $    423,329
 1996                                        437,313
 1997                                        458,819
 1998                                        447,184
 1999                                        469,121
 Thereafter                                7,795,443
                                         $ 9,941,209

The long-term debt agreements contain restrictions on the payment of dividends or redemption of capital stock by the Company's subsidiaries. The terms of the mortgage agreement require the maintenance of defined amounts of the subsidiary's equity and working capital after payment of dividends. Accordingly, approximately $15,638,000 of retained earnings was available for payment of dividends at December 31, 1994.

As of December 31, 1994, the Company had no borrowings outstanding on other approved lines of credit for $4,000,000


Note 5.   Direct Financing Leases

The Company is the lessor of various telecommunication equipment under direct financing leases. The typical lease agreement is for a period of 2 to 10 years. The payments below are net of unearned interest income as of December 31, 1994.

 Future Minimum Lease Payments               Amount

 1995                                   $    81,140
 1996                                        70,288
 1997                                        66,701
 1998                                        78,011
 1999                                        18,970
 Thereafter                                  53,614

Aggregate lease payments receivable     $   368,724



SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5.  Direct Financing Leases (Continued)


Investments in direct financing leases consist of the following:

                                   December 31,
                             1994        1993         1992

Leases receivable          $596,407     $137,440  $  529,302
Estimated residual value          -            -     906,900
Unearned finance income    (227,683)     (18,577)   (169,849)
                           $368,724     $118,863  $1,266,353


Note 6.   Income Taxes and Accounting Change

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the liability method of accounting for deferred income taxes and the recognition of net deferred tax assets subject to an ongoing assessment of realizability. The principal difference between the liability method and the method previously used is that under the liability method deferred tax assets and liabilities are adjusted to reflect changes in statutory tax rates, as income adjustments, in the period changes are enacted. At January 1, 1993, the adjustment of deferred tax assets and liabilities resulting from the cumulative effect of the change in accounting principle was not material to the results of operations.

The Company and its subsidiaries file consolidated tax returns.
The provision for income taxes included in the consolidated statements of income consists of the following components:

                                 Years Ended December 31,
                               1994         1993        1992
Current:
  Federal                   $2,402,840   $2,642,516   $1,994,258
  State                        228,125      356,353      224,556
    Total                    2,630,965    2,998,869    2,218,814

Deferred:
  Federal                      (72,622)    (452,481)     (31,276)
  State                         19,298      (64,624)       2,125
    Total                      (53,324)    (517,105)     (29,151)

Provision for income taxes  $2,577,641   $2,481,764   $2,189,663

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6.   Income Taxes  and Accounting Change (Continued)

A reconciliation of income taxes determined using the statutory federal income tax rate of 34% to actual income taxes provided is as follows:
                                   Years Ended December 31,
                               1994         1993        1992

Federal income tax expense
 at statutory rates         $2,525,744   $2,408,690   $2,109,692
State income taxes net of
 federal tax benefit           163,299      190,515      148,953
Amortization of investment
 tax credit                    (75,701)     (75,701)     (75,701)
Other                          (35,701)     (41,740)       6,719
Provision for income taxes  $2,577,641   $2,481,764   $2,189,663


Net deferred tax liabilities consist of the following at December 31, 1994 and 1993:

                                            1994        1993
Deferred tax liabilities:
 Accelerated depreciation                $4,019,391   $3,877,476

Deferred tax assets:
 Accrued compensation costs                  76,413       86,815
 Accrued pension costs                      139,432       92,396
 Equity investments                         268,532      184,460
 Other                                            -        1,168
                                            484,377      364.839
   Net deferred tax liabilities          $3,535,014   $3,512,637




Note 7.   Stock Split

On January 9, 1995, the Company's Board of Directors authorized an increase in the number of authorized shares from 4,000,000 to 8,000,000 at no par value and declared a two-for-one stock split to stockholders of record as of January 23, 1995. All share data has been adjusted to reflect the stock split.



SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8.   Reclassification

During the year ended December 31, 1994, the Company changed its method of presenting the statement of cash flows for operating activities from the direct method (which showed principal components of operating cash receipts and payments) to the indirect method (which adjusts net income to remove the effects of noncash operating transactions). This change has been applied retroactively to the 1993 and 1992 statements. Certain other amounts on the 1993 and 1992 financial statements have been reclassified, with no effect on net income, to conform with the classifications adopted in 1994.

CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the use of our report, dated January 21, 1994, relating to the Consolidated Financial Statements and Schedules of Shenandoah Telecommunications Company for 1993 and 1992, which is included in the Company's 1994 Form 10-K.

S. B. HOOVER & COMPANY, LLP

Harrisonburg, VA  22801
March 29, 1995



