Form 10-Q
period 1995-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 1995-05-12
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            Form 10-Q


        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 30, 1995    Commission File Number 0-9881



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

         Class                      Outstanding at March 1, 1995
Common Stock, No Par Value               3,760,760 Shares
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
                   CONSOLIDATED BALANCE SHEETS

                             ASSETS

                            March 31, 1995   December 31, 1994

CURRENT ASSETS

Cash & Cash Equivalents         $6,772,797       $6,270,849
Certificates of Deposit          1,136,166          930,911
Investments Held to
  Maturity                       3,210,865        3,254,460
Accounts Receivable              2,288,021        2,880,428
Leases Receivable (Net)             81,140           81,140
Materials                        1,444,217        1,511,006
Prepaid and Other
 Current Assets                    263,488          236,191
                                 ---------        ---------
 Total Current Assets           15,196,694       15,164,985
                                ----------       ----------

NONCURRENT ASSETS

Other Securities and
 Investments                     3,977,790        4,615,689
Securities Available for Sale    1,571,977                0
Investments Held to Maturity     1,998,175          499,687
Investment in Direct
 Financing Leases                  290,356          287,584
                                 ---------        ---------
 Total Noncurrent Assets         7,838,298        5,402,960
                                 ---------        ---------

PLANT, PROPERTY AND EQUIPMENT

Plant in Service                49,535,272       49,102,832
Plant Under Construction           228,501          248,717
Less Accumulated Depreciation   17,298,556       17,455,344
                                ----------       ----------
 Net Plant, Property,
  and Equipment                 32,465,217       31,896,205
                                ----------       ----------
    TOTAL ASSETS               $55,500,209      $52,464,150
                                ==========       ==========

See accompanying notes to consolidated financial statements.

PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
                   CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

                            March 31, 1995   December 31, 1994
CURRENT LIABILITIES
Current Maturities
 of Long-Term Debt                $423,329         $423,329
Accounts Payable                   339,180          307,691
Advance Billing                    480,563          526,105
Customer Deposits                  112,582          137,793
Other Current Liabilities          730,176          910,968
Income Taxes Payable               949,008           26,618
Other Accrued Taxes                138,740           53,739
                                 ---------        ---------
 Total Current Liabilities       3,173,578        2,386,243
                                 ---------        ---------
LONG-TERM DEBT, LESS
CURRENT MATURITIES               9,414,369        9,517,880
                                ----------        ---------
OTHER LIABILITIES AND
DEFERRED CREDITS
Deferred Investment Tax Credits    424,434          442,844
Deferred Income Taxes            3,711,656        3,535,014
Pension and Other                  777,234          745,935
                                 ---------        ---------
 Total Other Liabilities
 and Deferred Credits            4,913,324        4,723,793
                                 ---------        ---------
Minority interests               1,329,329        1,219,493
                                 ---------        ---------
STOCKHOLDERS' EQUITY
Common Stock, no par,
  8,000,000 shares authorized
  (3,760,760 shares issued and
  outstanding)                   4,740,677        4,740,677
Retained Earnings               31,810,497       29,876,064
Unrealized Gain on Securities
 Available for Sale, Net           118,435                0
                                ----------       ----------
 Total Stockholders' Equity     36,669,609       34,616,741
                                ----------       ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY           $55,500,209      $52,464,150
                                ==========       ==========

  See accompanying notes to consolidated financial statements.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)
                                    Three months ended
                                          March 31
                                -----------------------------
                                      1995           1994
OPERATING REVENUES                    ----            ----
Telephone Revenues
 Local Service                     $751,840         $673,038
 Access                           1,615,985        1,723,085
 Toll                                 3,474            2,602
 Miscellaneous:
  Directory                         293,115          264,287
  Facility Leases                   418,503          225,832
  Billing & Collection              106,069          113,372
  Other Miscellaneous                27,511           55,755
                                  ---------        ---------
 Total Telephone Revenues         3,216,497        3,057,971
 Cable Television Revenues          214,642          168,739
 ShenTel Service Revenues           417,438          281,645
 Leasing Revenues                     6,093            4,055
 Mobile Revenues                  1,051,865          905,827
 Long Distance Revenues             288,608          293,253
 Network revenues                   123,843           80,198
                                  ---------        ---------
  Total Revenues and Sales        5,318,986        4,791,688
                                  ---------        ---------
OPERATING EXPENSES
 Cost of Products and
 Services Sold                      211,960           91,645
 Line Costs                         131,264          131,583
 Plant Specific                     434,202          425,476
 Plant Non-Specific:
  Network & Other                   410,550          433,723
 Depreciation and Amortization      683,470          654,702
 Customer Operations                555,888          580,251
 Corporate Operations               468,047          444,254
 Other Operating Income & Expense    45,451           35,461
 Taxes Other Than Income             85,344           75,069
                                  ---------        ---------
 Total Operating Expenses         3,026,176        2,872,164
                                  ---------        ---------
 Operating Income                 2,292,810        1,919,524


See accompanying notes to consolidated financial statements.

PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)
                                    Three months ended
                                          March 31
                                -----------------------------
                                   1995              1994
OPERATING EXPENSES (Cont'd)

Gain on Sale of Investment          872,125                0
 Non-Operating Income
  less Expenses                   1,058,937            6,570
 Interest Expense                  (179,033)        (172,760)
                                  ---------        ---------
 Income Before Income Taxes       3,172,714        1,753,334

 Provision for Income Taxes       1,128,444          605,014
                                  ---------        ---------
 Net Income Before
  Minority Interest               2,044,270        1,148,320

Minority Interest                  (109,836)         (58,275)

Net Income                       $1,934,434       $1,090,045
                               ============     ============

EARNINGS PER SHARE
  Weighted Average Common
  Shares Outstanding              3,760,760       3,760,760
                               ============     ===========

Net Income per share                  $0.51           $0.29
                               ============     ===========





See accompanying notes to consolidated financial statements.


PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
              CONSOLIDATED STATEMENTS OF CASH FLOW
                           (UNAUDITED)
                                      THREE MONTHS ENDED
                                            MARCH 31
                                   1995                 1994
CASH FLOWS FROM OPERATING
ACTIVITIES
 Net Income                     $1,934,434          $1,090,045

Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
  Depreciation and
   Amortization                    683,470             654,702
  Deferred taxes                   166,610             (18,925)
  Gain on Sale of
   Equity investment              (872,125)                  0
  Investment (Gains)/Losses        (38,725)             53,889
  Minority Share of Income         109,836              58,275
  Other                              8,379              24,794
  Decrease (increase) in
   Accounts receivable             217,407             198,159
   Materials and Supplies           66,789              (5,909)
  Increase (decrease) in
   Accounts Payable                 (2,954)           (189,760)
   Income taxes payable            922,390             224,320
   Other current liabilities      (166,544)           (212,689)

 Net cash provided by
  operating activities           3,028,967           1,876,901












See accompanying notes to consolidated financial statements.

PAGE

             SHENANDOAH TELECOMMUNICATIONS COMPANY
                   AND SUBSIDIARY COMPANIES

                 PART I, FINANCIAL INFORMATION
                 ITEM I, FINANCIAL STATEMENTS
             CONSOLIDATED STATEMENTS OF CASH FLOW
                          (UNAUDITED)
                                      THREE MONTHS ENDED
                                            MARCH 31
                                   1995                 1994

CASH FLOWS FROM INVESTING
ACTIVITIES
 Purchase of Property
  and Equipment                 (1,227,733)            (663,599)
 Investment in Direct
  Financing Leases                 (26,378)            (175,394)
 Payments Received on Direct
  Financing Leases                  23,606               18,602
 Purchase of Investments
  Securities                    (1,725,956)             (25,471)
 Sale of Investments Securities    157,954              156,375
 Proceeds from matured
  note receivable                  375,000                    0

Net cash provided by
 investing activities           (2,423,507)            (689,487)

CASH FLOWS FROM FINANCING
ACTIVITIES
 Proceeds from Notes Payable             0              (92,481)
 Payment of notes payable         (103,512)            (875,000)
                              ------------         ------------
 Net cash provided by
  financing activities            (103,512)            (967,481)
                              ------------         ------------

NET INCREASE/(DECREASE)
IN CASH                            501,948              219,933

CASH AND CASH EQUIVALENTS:
 Beginning                       6,270,849            5,695,891
                              ------------         ------------
 Ending                         $6,772,797           $5,915,824
                              ============         ============


See accompanying notes to consolidated financial statements.

PAGE

             SHENANDOAH TELECOMMUNICATIONS COMPANY

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


     1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Shenandoah Telecommunications Company's financial position as of March 31, 1995 and the results of operations and cash flows for the three month periods ended March 31, 1994 and 1993.

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


     3. The results of operations for the three-month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

                                    SHENANDOAH TELECOMMUNICATIONS COMPANY
                                         AND SUBSIDIARY COMPANIES

                               ITEM II, MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Summary
              The following tables set forth, for the periods indicated, the percentages
         which certain items reflected in the financial data bear to total operating
         revenues and the percentage increase of such items as compared to the indicated
         prior period:
<CATPTION>                                 RELATIONSHIP TO               PERIOD
TO PERIOD
                                      TOTAL OPERATING REVENUES        INCREASE
OR DECREASE
                                 ---------------------------------
- -------------------------
                                          Three months ended           Three
months ended
                                              March 31                      March
31
                                           1995      1994              1995-94
 1994-93
    OPERATING REVENUES
      Telephone Revenues

         Local Service                      14.1%    14.0%               11.7%
    4.6%
         Access                             30.4%    36.0%               -6.2%
   15.2%
         Toll                                0.1%     0.1%               33.5%
 -167.6%
         Miscellaneous:
          Directory                          5.5%     5.5%               10.9%
   12.0%
          Facility Leases                    7.9%     4.7%               85.3%
  -18.5%
          Billing & Collection               2.0%     2.4%               -6.4%
    6.6%
          Other Miscellaneous                0.5%     1.2%              -50.7%
   74.1%

      Total Telephone Revenues              60.5%    63.8%                5.2%
    9.7%
      Cable Television Revenues              4.0%     3.5%               27.2%
    3.8%
      ShenTel Service Revenues               7.8%     5.9%               48.2%
   28.2%
      Leasing Revenues                       0.1%     0.1%               50.3%
  -90.8%
      Mobile Revenues                       19.9%    18.9%               16.1%
   54.2%
      Long Distance Revenues                 5.4%     6.1%               -1.6%
   -9.9%
      Network revenues                       2.3%     1.7%               54.4%
  -15.9%
                                          -------   ------            --------
- --------
      Total Revenues and Sales             100.0%   100.0%               11.0%
   13.5%
PAGE

                                   SHENANDOAH TELECOMMUNICATIONS COMPANY
                                         AND SUBSIDIARY COMPANIES

                               ITEM II, MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                           RELATIONSHIP TO               PERIOD
TO PERIOD
                                      TOTAL OPERATING REVENUES        INCREASE
OR DECREASE
                                 ---------------------------------
- -------------------------
                                          Three months ended           Three
months ended
                                              March 31                      March
31
                                           1995      1994              1995-94
 1994-93
    OPERATING EXPENSES
      Cost of Products and Services Sold     4.0%     1.9%              131.3%
   34.2%
      Line Costs                             2.5%     2.7%               -0.2%
    6.7%
      Plant Specific                         8.2%     8.9%                2.1%
    2.3%
      Plant Non-Specific:
         Network & Other                     7.7%     9.1%               -5.3%
   22.6%
         Depreciation and Amortization      12.8%    13.7%                4.4%
    5.4%
      Customer Operations                   10.5%    12.1%               -4.2%
    8.9%
      Corporate Operations                   8.8%     9.3%                5.4%
   -3.7%
      Other Operating Income & Expense       0.9%     0.7%               28.2%
    5.7%
      Taxes Other Than Income                1.6%     1.6%               13.7%
   25.8%
                                          -------   ------            --------
- --------
      Total Operating Expenses              57.0%    60.0%                5.4%
    7.6%

      Operating Income                      43.0%    40.0%               19.4%
   23.7%

      Gain on Sale of Investment            16.4%     0.0%                N/A
    N/A
      Non-Operating Income less Expenses     3.5%     0.1%             2743.4%
  -83.2%
      Interest Expense                      -3.4%    -3.6%                3.6%
   14.7%

      Income Before Income Taxes            43.1%    36.5%               81.0%
   21.8%
      Provision for Income Taxes            21.2%    12.6%               86.5%
   19.1%
      Net Income Before Minority Interest   21.9%    23.9%               78.0%
   23.2%
      Minority Interest                     -2.1%    -1.2%               88.5%
- -1037.3%
      Net Income                            19.8%    22.7%               77.5%
   16.2%
                                          =======   ======            ========
========
PAGE

                SHENANDOAH TELECOMMUNICATIONS

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Shenandoah Telecommunications Company is a diversified telecommunications holding company providing both regulated and unregulated telecommunications services through its seven wholly-owned subsidiaries.

The regulated local exchange telephone company is the largest subsidiary, accounting for over 60.0% of revenue and 78.5% of net income (excluding the gain on the sale of equity security).

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

RESULTS OF OPERATIONS

The Company's largest source of revenue continues to be for access to the Company's local exchange network by interexchange carriers. The volume for these access revenues is measured in minutes of use. The minutes of use during the first three months of 1995 increased 2.71% compared to the same period in 1994. Changes in NECA settlement procedures, effective July 1,
1994, offset the increases in minutes of use.

The increase in the ShenTel Service revenues category for the first quarter of 1995, compared to the same period in 1994, is due to an increase in retail equipment sales. The increase equaled $118,946 or 129.0%.

The increase in Mobile Company revenues was due to growth in our cellular operation. Cellular revenues increased 16.9% in the first quarter of 1995 compared to the same period in 1994.
For the first three months of 1995, net additions of customers were approximately the same as net additions for the same period in 1994.
PAGE

                SHENANDOAH TELECOMMUNICATIONS

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

On September 1, 1994, the cable television company restructured its rates by increasing its rates for basic and premium service and decreasing or eliminating its charges for other services such as rental of converters. As a result, total revenue for cable television services for the final four months of 1994 increased 17.3% over the previous four months' total, and 26.0% over the final four months of 1993. The number of Cable subscribers increased 7.8% from March 31, 1994. The Company estimates that our cable rates are within the limits prescribed by the FCC for cable systems of our size. None of the local governments within the Company's cable television serving area have indicated that they will exercise any authority they may have to regulate rates.

The Company also leases capacity on fiber optic facilities in West Virginia and Maryland to interexchange carriers. The revenue for this activity appears as Network revenues on the income statement. This service experienced a revenue increase of 54.4% in 1994. The increase is due to new contracts being added.

For the first quarter of 1995, operating expenses account for 57% of revenues compared to 60% of revenues for the first quarter of 1994. Two categories of expenses show significant decreases compared to the year earlier period.

The first category showing a significant decrease is Network and Other. Over 55% of this category is for facilities costs for the Cellular operations. During the first quarter of 1995, these costs were 8.1% less than the first quarter of 1994 when two software implementations were in progress. The Company's cost for billing operations decreased 22.5% compared to the first quarter of 1994. This is responsible for the decrease in the customer service category.
PAGE

                SHENANDOAH TELECOMMUNICATIONS

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

Another factor was that depreciation, still our largest expense category, increased at a slower rate than the previous year.
This is due to putting less equipment in service during the past year than prior years. Management expects this to change during the second half of 1995 due to accelerated network construction plans.

The Company, along with other telecommunications providers, founded an organization that built a fiber optic network in the Richmond, Virginia metropolitan area to provide competitive access to businesses. As a result of a strategic change, it was agreed to sell this business to Metropolitan Fiber Systems.
The Company recognized a gain on the sale in January of 1995.
The amount of the gain was $872,125. The Company recognized losses of $51,191 during the first quarter of 1994 as our portion of the operations of this organization. These losses are included in the Non-Operating Income Less Expenses category.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to generate a strong cash flow from operations that adequately meets the Company's need for cash.

Other available sources of liquidity are $4,500,000 unsecured lines of credit with two local banks. No advances have been made from these lines of credit in 1995. The Company has a loan agreement with the Rural Telephone Bank (RTB) in the amount of $9,240,000. Advances on this note may be taken until February 1996. The Company expects to receive an additional advance during the second or third quarter of 1995. As of December 31, 1994, the Company has received advances in the amount of $3,386,000. Expenditure of these loan funds is limited to approved capital projects for the regulated local exchange carrier.

The Company has reached an agreement in principle to construct and manage part of a network that will provide Personal
Communications Services (PCS). The service will be provided under a license held by an unaffiliated company. This will require significant investment in new plant and equipment. The
Company has budgeted approximately $6,000,000 for new plant in 1995. It is estimated that up to 50.0% of this amount may be financed with loans from external services.

PAGE

                SHENANDOAH TELECOMMUNICATIONS

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (Continued)

Due to the competition coming from new sources, management is unable to predict the potential impact on the Company's cash flow.

The Company has no material contractual commitments for capital expenditures, however, the Company's Board of Directors has approved a construction budget of approximately $14,000,000 in 1995. This budget includes the expenditures for PCS discussed above. The remaining amounts are primarily for telephone central office equipment and fiber optic cable facilities. The
Company expects to finance these expenditures through internally generated cash flows as well as additional advances from the RTB note.


PAGE

            SHENANDOAH TELECOMMUNICATIONS COMPANY


                           PART II


                      OTHER INFORMATION




ITEM 4.      Submission of Matters to a Vote of Security
             Holders

             No matters were submitted to a vote of security holders.


ITEM 6.      Exhibits and Reports on Form 8-K

             Reported memorandum of understanding with
             American Personal Communications ("APC") pursuant to which the Registrant will act as manager of a portion of APC's personal communications service
             ("PCS") system in portions of rural northwestern
             Virginia, West Virginia, Maryland, and south central Pennsylvania.

             The Registrant is currently evaluating the possible purchase of cable television systems within its local telephone service area. It is not clear whether the Registrant will be able to reach a definitive agreement.



PAGE

            SHENANDOAH TELECOMMUNICATIONS COMPANY


                         SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       SHENANDOAH TELECOMMUNICATIONS COMPANY
                       (Registrant)




May 12, 1995           CHRISTOPHER E. FRENCH
                       Christopher E. French
                       President



May 12, 1995           LAURENCE F. PAXTON
                       Laurence F. Paxton
                       Vice President - Finance


