Form 10-Q/A
period 1995-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 1995-06-23
CIK 354963

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

[PERIOD-TYPE]                   QTR-1                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1995             DEC-31-1994
[PERIOD-END]                               MAR-31-1995             DEC-31-1994
[CASH]                                         6772797                 6270849
[SECURITIES]                                   1571977                    6600
[RECEIVABLES]                                  2288021                 2880428
[ALLOWANCES]                                         0                       0
[INVENTORY]                                    1444217                 1511006
[CURRENT-ASSETS]                              15196694                15164985
[PP&E]                                        49535272                49102832
[DEPRECIATION]                                17298556                17455344
[TOTAL-ASSETS]                                55500209                52464150
[CURRENT-LIABILITIES]                          3173578                 2386243
[BONDS]                                        9414369                 9517880
[COMMON]                                       4740677                 4740677
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                          0                       0
[OTHER-SE]                                    31810497                29876064
[TOTAL-LIABILITY-AND-EQUITY]                  55500209                52464150
[SALES]                                         241167                  890675
[TOTAL-REVENUES]                               5318986                20229178
[CGS]                                           211960                  802904
[TOTAL-COSTS]                                  3026176                12050713
[OTHER-EXPENSES]                                109836                  452090
[LOSS-PROVISION]                                  3703                   47796
[INTEREST-EXPENSE]                              179033                  658908
[INCOME-PRETAX]                                3062878                 7428660
[INCOME-TAX]                                   1128444                 2577641
[INCOME-CONTINUING]                            1934434                 4851019
[DISCONTINUED]                                       0                       0
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                   1934434                 4851019
[EPS-PRIMARY]                                      .51                    1.29
[EPS-DILUTED]                                      .51                    1.29