Form 10-Q/A
period 1995-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 1995-08-04
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            Form 10-Q/A


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

              SHENANDOAH TELECOMMUNICATIONS COMPANY

                             PART II

                        OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:  EX-27

          (b)   Reports on Form 8-K:

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

                              SHENANDOAH TELECOMMUNICATIONS COMPANY
                              (Registrant)




July 31, 1995                  CHRISTOPHER E. FRENCH
                              Christopher E. French
                              President



July 31, 1995                  LAURENCE F. PAXTON
                              Laurence F. Paxton
                              Vice President - Finance