Form 10-Q
period 1995-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 1995-08-14
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549


                          Form 10-Q


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995    Commission File Number 0-9881



            SHENANDOAH TELECOMMUNICATIONS COMPANY
   (Exact name of registrant as specified in its charter)



       Virginia                                 54-1162807
(State or other jurisdiction              (I.R.S. Employer
of incorporation or                      Identification
organization)                               Number)



           P. O. Box 459, Edinburg, Virginia 22824
    (Address of principal executive office and zip code)


Registrant's telephone number,
including area code:                            (540) 984-4141

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

         Class                      Outstanding at August 1, 1995
Common Stock, No Par Value                3,760,760 Shares

                SHENANDOAH TELECOMMUNICATIONS COMPANY
                     AND SUBSIDIARY COMPANIES

                   PART I, FINANCIAL INFORMATION
                   ITEM I, FINANCIAL STATEMENTS
                    CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                June 30, 1995   December 31, 1994

CURRENT ASSETS
  Cash & Cash Equivalents          $4,822,402        $6,270,849
  Certificates of Deposit           1,761,317         930,911
  Investments Held to Maturity      3,266,265       3,254,460
  Accounts Receivable               2,391,088       2,880,428
  Leases Receivable (Net)              81,140          81,140
  Materials                         1,776,483         1,511,006
  Prepaid and Other
   Current Assets                     178,432           236,191

  Total Current Assets            $14,277,127       $15,164,985

NONCURRENT ASSETS
  Other Securities and
   Investments                     $4,244,672          $4,615,689
  Securities Available for Sale     1,456,226                   0
  Investments Held to Maturity      2,598,656             499,687
  Investment in Direct
    Financing Leases                  278,712             287,584
                                    ---------           ---------
  Total Noncurrent Assets          $8,578,266          $5,402,960
                                    ---------           ---------
PLANT, PROPERTY AND EQUIPMENT
  Plant in Service                $50,607,330         $49,102,832
  Plant Under Construction            397,969             248,717
  Less Accumulated Depreciation    17,887,210          17,455,344
                                   ----------           ---------
  Net Plant, Property,
   and Equipment                  $33,118,089         $31,896,205
                                   ----------          ----------

TOTAL ASSETS                      $55,973,482         $52,464,150
                                   ==========          ==========

    See accompanying notes to consolidated financial statements.

                SHENANDOAH TELECOMMUNICATIONS COMPANY
                      AND SUBSIDIARY COMPANIES

                    PART I, FINANCIAL INFORMATION
                    ITEM I, FINANCIAL STATEMENTS
                     CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

                                June 30, 1995   December 31, 1994

CURRENT LIABILITIES
  Current Maturities of
   Long-Term Debt                   $423,329           $423,329
  Accounts Payable                   465,946            307,691
  Advance Billing                    350,752            526,105
  Customer Deposits                  113,200            137,793
  Other Current Liabilities          816,340            910,968
  Income Taxes Payable               164,474             26,618
  Other Accrued Taxes                176,509             53,739

  Total Current Liabilities       $2,510,550         $2,386,243

LONG TERM DEBT, LESS
CURRENT MATURITIES                $9,306,505         $9,517,880
                                   ----------        ----------
OTHER LIABILITIES AND
DEFERRED CREDITS
  Deferred Investment
   Tax Credits                      $405,508           $442,844
  Deferred Income Taxes            3,703,278          3,535,014
  Pension and Other                  635,017            745,935
                                   ---------          ---------
  Total Other Liabilities
   and Deferred Credits           $4,743,803         $4,723,793
                                   ---------          ---------
Minority interests                $1,474,473         $1,219,493
                                   ---------          ---------
STOCKHOLDERS' EQUITY
  Common Stock, no par, 8,000,000
   shares authorized (3,760,760
   shares issued and
    outstanding)                  $4,740,677         $4,740,677
  Retained Earnings               33,194,790         29,876,064
  Unrealized Gain on
   Securities Held for Sale            2,684                  0
                                  ----------         ----------
  Total Stockholders' Equity     $37,938,151        $34,616,741
                                  ----------         ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY             $55,973,482        $52,464,150
                                  ==========         ==========
    See accompanying notes to consolidated financial statements.


                              SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                                   PART I, FINANCIAL INFORMATION
                                   ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                   Three months ended             Six months ended
                                        June 30                        June 30
                                   1995             1994           1995          1994
                                ---------      ---------      ----------   ----------
OPERATING REVENUES
  Telephone Revenues
     Local Service                $764,253        $721,425      $1,516,093   $1,394,463
     Access                      1,607,465       1,552,464       3,223,450     3,275,549
     Toll                            3,314         (20,151)          6,788       (17,549)
     Miscellaneous:
      Directory                    271,595         250,753         564,710       515,040
      Facility Leases              425,262         377,461         843,765       603,293
      Billing & Collection          73,275         108,787         179,344      222,159
      Other Miscellaneous           31,280          51,551          58,791      107,306
                                ---------        ---------       ---------     ---------
  Total Telephone Revenues       3,176,444       3,042,290       6,392,941    6,100,261
  Cable Television Revenues        216,922         174,581         431,564      343,320
  ShenTel Service Revenues         266,443         470,060         683,881      751,705
  Leasing Revenues                   6,438           5,456          12,531         9,511
  Mobile Revenues                1,239,610       1,050,287       2,291,475     1,956,114
  Long Distance Revenues           273,981         274,572         562,589       567,825
  Network Revenues                 123,842          80,197         247,685       160,395
                                ---------        ---------       ---------     ---------
  Total Revenues and Sales       5,303,680       5,097,443      10,622,666    9,889,131
                                ---------        ---------      ----------     ---------

                         See accompanying notes to consolidated financial statements .


                              SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                                   PART I, FINANCIAL INFORMATION
                                   ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                   Three months ended             Six months ended
                                        June 30                        June 30
                                   1995            1994           1995          1994
                                ---------      ---------      ----------   ----------
OPERATING EXPENSES
  Cost of Products and
    Services Sold               $  115,315      $  242,496      $  327,275     $ 334,141
  Line Costs                       115,745         125,872         247,009       257,455
  Plant Specific                   484,915         361,277         919,117        786,753
  Plant Non-Specific:
     Network & Other               484,608         395,315         895,158       829,038
     Depreciation and
       Amortization                707,211         672,069       1,390,681     1,326,771
  Customer Operations              571,742         547,348       1,127,630     1,127,599
  Corporate Operations             466,496         462,210         934,543       906,464
  Other Operating Income
    & Expense                      46,565           37,824          92,016        73,285
  Taxes other than income           81,835          89,484         167,179       164,553
                                ---------        ---------       ---------     ---------
  Total Operating Expenses       3,074,432       2,933,895       6,100,608     5,806,059
                                ---------        ---------       ---------     ---------
  Operating income               2,229,248       2,163,548       4,522,058    4,083,072


                         See accompanying notes to consolidated financial statements .

                               SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                                   PART I, FINANCIAL INFORMATION
                                   ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                  Three months ended             Six months ended
                                        June 30                        June 30
                                   1995            1994            1995         1994
                                ---------      ---------      ----------   ----------
  Gain on Sale of Investment  $         0        $       0      $  872,125   $        0
  Non-operating income
   less expenses                  251,845           38,846         438,657       45,416
  Interest expense                171,659         149,503         350,692      322,263
                                ---------         --------       ---------     ---------
  Income before taxes            2,309,434       2,052,891       5,482,148    3,806,225

  Provision for income taxes       779,998         700,826       1,908,442    1,305,840
                                ---------        ---------       ---------     ---------
  Net income before
    minority interest            1,529,436       1,352,065       3,573,706    2,500,385

  Minority interest               (145,144)       (102,920)       (254,980)    (161,195)

  Net Income                    $1,384,292      $1,249,145      $3,318,726   $2,339,190
                                =========        =========       =========     =========
EARNINGS PER SHARE
  Weighted Average Common
  Shares Outstanding             3,760,760       3,760,760       3,760,760    3,760,760
                                =========        =========       =========    =========

  Net Earnings per Share          $0.37            $0.33           $0.88        $0.62
                                  ====              ====            ====         ====

                         See accompanying notes to consolidated financial statements .

                                 SHENANDOAH TELECOMMUNICATIONS COMPANY
                                       AND SUBSIDIARY COMPANIES

                                     PART I, FINANCIAL INFORMATION
                                     ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF CASH FLOW
                                              (UNAUDITED)



                                                              SIX MONTHS ENDED JUNE 30

                                                                 1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                  $3,318,726     $2,339,190
  Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and Amortization                               1,390,681      1,326,771
   Deferred taxes                                                185,020         52,074
   Gain on Sale of Equity investment                            (872,125)             0
   Investment (Gains)/Losses                                    (119,532)        86,248
   Minority Share of Income                                      254,980        161,195
   Payment to Pension Fund                                      (176,186)             0
   Other                                                         122,652        135,175
   Decrease (increase) in
     Accounts receivable                                         100,047       (157,741)
     Materials and Supplies                                     (265,477)       145,664
   Increase (decrease) in
     Accounts Payable                                            123,812       (158,933)
     Income taxes payable                                        137,856       (409,383)
     Other current liabilities                                  (171,804)      (121,482)
                                                              -----------     ---------
  Net cash provided by operating activities                    4,028,650      3,398,778
                                                              -----------     ---------

                     See accompanying notes to consolidated financial statements.

                                 SHENANDOAH TELECOMMUNICATIONS COMPANY
                                       AND SUBSIDIARY COMPANIES

                                     PART I, FINANCIAL INFORMATION
                                     ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF CASH FLOW
                                              (UNAUDITED)


                                                              SIX MONTHS ENDED JUNE 30

                                                                 1995           1994
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                          (2,612,565)     (1,684,287)
  Investment in Direct Financing Leases                          (36,184)       (179,616)
  Payments Received on Direct Financing Leases                    45,056          39,224
  Purchase of Investments Securities                          (4,880,371)     (2,023,463)
  Sale of Investments Securities                               1,843,342         869,756
  Proceeds from matured note receivable                          375,000               0
                                                              ----------      ----------
  Net cash provided by investing activities                   (5,265,722)     (2,978,386)
                                                              ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Notes Payable                                          0               0
  Payment of notes payable                                      (211,375)     (1,064,018)
                                                              ----------      ----------
  Net cash provided by financing activities                     (211,375)     (1,064,018)
                                                              ----------      ----------
NET INCREASE / (DECREASE) IN CASH                             (1,448,447)       (643,626)
                                                              ----------      ----------
CASH AND CASH EQUIVALENTS:
  Beginning                                                    6,270,849       5,695,891
                                                              ----------      ----------
  Ending                                                      $4,822,402      $5,052,265
                                                              ==========      ==========

                     See accompanying notes to consolidated financial statements.

                             SHENANDOAH TELECOMMUNICATIONS COMPANY

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (Unaudited)


     1.   In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Shenandoah Telecommunications Company's financial position as of
          June 30, 1995 and the results of operations and cash flows for the six month periods ended June 30, 1994 and 1993.

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


     3.   The results of operations for the three-month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                                   SHENANDOAH TELECOMMUNICATIONS COMPANY
                                         AND SUBSIDIARY COMPANIES

                                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Summary
          The following tables set forth, for the periods indicated, the percentages   which
          certain items reflected in the financial data bear to total operating revenues and the percentage increase of such items as compared to the indicated prior period:

                                     RELATIONSHIP TO                     PERIOD TO PERIOD
                                     TOTAL OPERATING REVENUES              INCREASE OR DECREASE
                                  Three months       Six months         Three months       Six months
                                  ended June 30     ended June 30       ended June 30     ended June 30
                                  1995    1994      1995      1994    1995-94   1994-93  1995-94 1994-93
OPERATING REVENUES
  Telephone Revenues
     Local Service                14.4%    14.2%    14.3%    14.2%      5.9%      10.4%     8.7%     7.5%
     Access                       30.3%    30.5%    30.3%    33.1%      3.5%       0.4%    -1.6%     7.7%
     Toll                          0.1%    -0.4%     0.1%    -0.2%   -116.4%    -452.1%  -138.7% -1035.4%
     Miscellaneous:
      Directory                    5.1%     4.9%     5.3%     5.2%      8.3%      -4.1%     9.6%     3.5%
      Facility Leases              8.0%     7.4%     7.9%     6.1%     12.7%      48.5%    39.9%    13.6%
      Billing & Collection         1.4%     2.1%     1.7%     2.2%    -32.6%      -0.9%   -19.3%     2.8%
      Other Miscellaneous          0.6%     1.0%     0.6%     1.1%    -39.3%      82.1%   -45.2%    77.9%

  Total Telephone Revenues        59.9%    59.7%    60.2%    61.7%      4.4%       6.4%     4.8%     8.0%
  Cable Television Revenues        4.1%     3.4%     4.1%     3.5%     24.3%      -3.9%    25.7%    -2.7%
  ShenTel Service Revenues         5.0%     9.2%     6.4%     7.6%    -43.3%      52.1%    -9.0%    44.5%
  Leasing Revenues                 0.1%     0.1%     0.1%     0.1%     18.0%     -86.9%    31.8%   -88.9%
  Mobile Revenues                 23.4%    20.6%    21.6%    19.8%     18.0%      29.0%    17.1%    39.6%
  Long Distance Revenues           5.2%     5.4%     5.3%     5.7%     -0.2%     -14.1%    -0.9%   -12.0%
  Network Revenues                 2.3%     1.6%     2.3%     1.6%     54.4%     -24.0%    54.4%   -20.1%
                                 -----    -----    -----    -----     -----      -----    -----    -----
  Total Revenues and Sales       100.0%   100.0%   100.0%   100.0%      4.0%      10.1%     7.4%    11.7%

                                   SHENANDOAH TELECOMMUNICATIONS COMPANY
                                         AND SUBSIDIARY COMPANIES

                                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                            RELATIONSHIP TO                    PERIOD TO PERIOD
                                     TOTAL OPERATING REVENUES              INCREASE OR DECREASE
                                  Three months      Six months         Three months         Six months
                                  ended June 30     ended June 30      ended June 30     ended June 30
                                  1995      1994    1995     1994    1995-94   1994-93  1995-94 1994-93

OPERATING EXPENSES
  Cost of Products and
   Services Sold                   2.2%     4.8%     3.1%     3.4%   -52.4%       -1.7%   -2.1%     6.1%
  Line Costs                       2.2%     2.5%     2.3%     2.6%    -8.0%       -7.7%   -4.1%    -0.9%
  Plant Specific                   9.1%     7.1%     8.7%     8.0%    34.2%      -14.2%   16.8%    -6.0%
  Plant Non-Specific:
    Network & Other                9.1%     7.8%     8.4%     8.4%    22.6%       -3.8%    8.0%     8.4%
    Depreciation and
     Amortization                 13.3%    13.2%    13.1%    13.4%     5.2%        8.2%    4.8%     6.8%
  Customer Operations             10.8%    10.7%    10.6%    11.4%     4.5%        4.8%    0.0%     6.9%
  Corporate Operations             8.8%     9.1%     8.8%     9.2%     0.9%        3.9%    3.1%     0.0%
  Other Operating Income
   & Expense                       0.9%     0.7%     0.9%     0.7%     23.1%      10.6%   25.6%     8.2%
  Taxes other than income          1.5%     1.8%     1.6%     1.7%     -8.5%      41.2%    1.6%    33.7%
                                 -----    -----     ----    -----    -----       -----   -----    -----
  Total Operating Expenses        57.9%    57.7%    57.5%    58.8%     4.8%       1.1%     5.1%     4.2%

  Operating income                42.0%    42.4%    42.6%    41.3%      3.0%      25.0%   10.8%    24.4%

  Gain on Sale of Investment       0.0%     0.0%     8.2%     0.0%      N/A        N/A     N/A      N/A
  Non-operating income
   less expenses                   4.7%     0.8%     4.1%     0.5%   548.3%      127.3%  865.9%   144.0%
  Interest expense                 3.2%     2.9%     3.3%     3.3%    14.8%       -1.1%    8.8%     6.8%
                                 -----    -----    -----    -----    -----       -----   -----    -----
  Income before taxes             43.5%    40.3%    51.6%    38.5%     12.5%      42.9%   44.0%    32.3%

                                   SHENANDOAH TELECOMMUNICATIONS COMPANY
                                         AND SUBSIDIARY COMPANIES

                                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                            RELATIONSHIP TO                    PERIOD TO PERIOD
                                     TOTAL OPERATING REVENUES              INCREASE OR DECREASE
                                  Three months      Six months         Three months         Six months
                                  ended June 30     ended June 30      ended June 30     ended June 30
                                  1995      1994    1995     1994    1995-94   1994-93  1995-94 1994-93


  Provision for income taxes      14.7%    13.7%    18.0%    13.2%     11.3%      40.5%   46.1%    29.7%
                                 -----    -----    -----    -----     -----      -----   -----    -----
  Net income before minority
    interest                      28.8%    26.5%    33.6%    25.3%     13.1%      44.1%   42.9%    33.7%

  Minority interest               -2.7%    -2.0%    -2.4%    -1.6%     41.0%     944.6%   58.2%  4333.3%

  Net Income                      26.1%    24.5%    31.2%    23.7%     10.8%      34.6%   41.9%    25.3%
                                 =====    =====    =====    =====     =====      =====    =====   =====

                    SHENANDOAH TELECOMMUNICATIONS

                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Shenandoah Telecommunications Company is a diversified telecommunications holding company providing both regulated and unregulated telecommunications services through its seven wholly-owned subsidiaries.

The regulated local exchange telephone company is the largest subsidiary, accounting for over 60.0% of revenue and 77.6% of net income year-to-date in 1995 (excluding the gain on the sale of equity security). This industry is in a period of transition from a regulated monopoly to a competitive environment with changing technology. As a result, Shenandoah Telecommunications has made and plans to continue to make significant investments in new and emerging technologies.

Other significant services provided are cellular, cable television, long distance, and facilities leased to interexchange carriers on a Company owned fiber optic cable network. The Company also sells and leases equipment, mainly related to services provided.

The Company also participates in emerging technologies by direct investment in non-affiliated companies.


RESULTS OF OPERATIONS

The Company's largest source of revenue continues to be for access to the Company's local exchange network by interexchange carriers.
The volume for these access revenues is measured in minutes of use.
The minutes of use during the first six months of 1995 increased
4.8% compared to the same period in 1994.  Minutes of use during the second quarter were 7.0% higher than the second quarter of
1994.  Changes in NECA settlement procedures, effective July 1,
1994, offset the increases in minutes of use.    The decrease in
billing and collection revenues is primarily attributed to a
$33,192 refund in June 1995 to an interexchange carrier for
correcting an error to message counts.  Management expects these revenues to decline further when one of the interexchange carriers discontinues using our local exchange company for a portion of the billing process.  This change is tentatively scheduled to occur in the last quarter of 1995.

The increase in Mobile Company revenues was due to growth in our cellular operation. Cellular revenues increased 17.6% in the six months of 1995 compared to the same period in 1994. Cellular revenues increased 18.3% over the second quarter of 1994. Year-to-date and for the second quarter of 1995, net additions of customers were approximately the same as net additions for the same period in 1994.
                  SHENANDOAH TELECOMMUNICATIONS

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

The decrease in the ShenTel Service revenues category for both the second quarter and year-to-date is due primarily to a decrease in equipment sales compared to 1994. These sales are down $118,792 or 28.6% compared to the first six months of 1994. Another factor was the completion of a consulting contract that provided $12,929 in the first half of 1994. The contract expired in the fourth quarter of 1994. These two items were partially offset by the beginning of a new service in 1995 providing local Internet access to regional communities. This new service provided $33,398 of revenue during the first six months of 1995.

On September 1, 1994, the cable television company restructured its rates by increasing its rates for basic and premium service and decreasing or eliminating its charges for other services such as rental of converters. As a result of the rate changes and subscriber growth, total revenue for cable television services for the final four months of 1994 increased 17.3% over the previous four months' total, and 26.0% over the final four months of 1993. The number of Cable subscribers has increased
6.8% from June 30, 1994. The increase in the second quarter of 1995 was 2.4% compared to a 3.4% increase in the second quarter of 1994. The Company estimates that our cable rates are within the limits prescribed by the FCC for cable systems of our size.
None of the local governments within the Company's cable television serving area have indicated that they will exercise any authority they may have to regulate rates. The Company has recently applied for a franchise to extend the cable television network into an area already served by another cable provider and compete directly with the incumbent provider. Several regulatory approvals must be secured from local and federal governments before construction can begin on the competitive network.

The Company also leases capacity on fiber optic facilities in Virginia, West Virginia, and Maryland to interexchange carriers. The revenue for this activity appears as facilities leases and as network revenues on the income statement. This service experienced a revenue increase of 42.9% year-to-date and 20.0% during the second quarter compared with the same periods in 1994. The increase is due to new circuits being added.

For the first half and the second quarter of 1995, operating expenses increased 5.1% and 4.8% respectively compared to the same periods in 1994.
                  SHENANDOAH TELECOMMUNICATIONS

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

The first operating expense category is cost of goods sold.
This category reflects decreases in both the quarter-to-quarter as well as year-to-date comparisons due to the previously discussed decline in ShenTel Service equipment sales.

The plant specific category costs are for maintenance of the company's plant in service. The increases in this category were caused primarily by maintenance to cable in the CATV and Telephone networks. The cable expenses increased $89,047 or 28.1% year-to-date and $15,211.37 or 8.8% compared to the second quarter of 1994.

The increases in the network and other category are due primarily to increases in facilities costs for our Cellular operation and the new Internet local access operation. In the second quarter of 1995 the Company added several leased circuits to its Cellular network. These circuits will replace several others that were already in place. This caused a $25,481 or 10.6% increase in Cellular line costs for the second quarter compared to the same period in 1994. The original circuits will be taken out in the third quarter.

The Internet facilities costs year-to-date are $49,243 and were $36,766 for the second quarter of 1995.
The non-operating income less expenses category consists mainly of the income or loss from investments made by the Company.
The Company, along with other telecommunications providers, founded an organization that built a fiber optic network in the Richmond, Virginia metropolitan area. The fiber network provided competitive access to businesses in the area. As a result of a strategic change, it was agreed to sell this business to Metropolitan Fiber Systems. The Company recognized a gain on the sale in January of 1995. The amount of the gain was $872,125. In addition the Company recognized losses of $103,461 and $52,270 respectively during the first six months and second quarter of 1994 as our portion of the operations of this organization. During the third quarter of 1995 the Company sold a portion of the MFS stock it received in exchange for this fiber network. The transaction resulted in a pre-tax gain of approximately $156,000.
                  SHENANDOAH TELECOMMUNICATIONS

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company continues to generate a strong cash flow from operations that adequately meets the Company's need for cash.

Other available sources of liquidity are two unsecured lines of credit with local banks totaling $4.5 million. No advances have been made from these lines of credit in 1995. The Company has a loan agreement with the Rural Telephone Bank (RTB) in the amount of $9,240,000. Advances on this note may be taken until February 1996. The Company expects to receive an additional advance during the third quarter of 1995. As of December 31, 1994, the Company has received advances in the amount of $3,386,000. Expenditure of these loan funds is limited to approved capital projects for the regulated local exchange carrier.

The Company has reached an agreement to construct and manage part of a network that will provide Personal Communications
Services (PCS). The service will be provided under a license held by an unaffiliated company. This will require significant investment in new plant and equipment over the next several years. It is estimated that up to 50.0% of this amount may be financed with loans from external services.

Due to the competition coming from new sources, management is unable to predict the potential impact on the Company's cash flow.

The Company has no material contractual commitments for capital expenditures, however, the Company's Board of Directors has approved a construction budget of approximately $14,000,000 in 1995. This budget includes the expenditures for PCS discussed above. The remaining amounts are primarily for telephone central office equipment and fiber optic cable facilities. The
Company expects to finance these expenditures through internally generated cash flows as well as additional advances from the RTB note.
              SHENANDOAH TELECOMMUNICATIONS COMPANY


                             PART II


                        OTHER INFORMATION




ITEM 4.         Submission of Matters to a Vote of Security
                Holders

                No matters were submitted to a vote of security holders.


ITEM 6.         Exhibits and Reports on Form 8-K

                NONE


              SHENANDOAH TELECOMMUNICATIONS COMPANY


                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SHENANDOAH TELECOMMUNICATIONS COMPANY
                          (Registrant)




August 14, 1995            CHRISTOPHER E. FRENCH
                          Christopher E. French
                          President



August 14, 1995            LAURENCE F. PAXTON
                          Laurence F. Paxton
                          Vice President - Finance




