Form 10-Q
period 1995-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 1995-11-14
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

                          Form 10-Q


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


            For Quarter Ended September 30, 1995

                  Commission File Number 0-9881


            SHENANDOAH TELECOMMUNICATIONS COMPANY
   (Exact name of registrant as specified in its charter)



      Virginia                                  54-1162806
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

         Class                  Outstanding at November 1, 1995
Common Stock, No Par Value                3,760,760 Shares

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
                   CONSOLIDATED BALANCE SHEETS

                             ASSETS

                          September 30, 1995 December 31, 1994

CURRENT ASSETS
 Cash & Cash Equivalents         $4,894,979        $6,270,849
 Certificates of Deposit          1,574,312           930,911
 Investments Held to Maturity     6,862,796         3,254,460
 Accounts Receivable              2,915,996         2,880,428
 Leases Receivable (Net)             81,140            81,140
 Materials                        1,669,137         1,511,006
 Prepaid and Other
  Current Assets                    129,855           236,191

 Total Current Assets           $18,128,215       $15,164,985

NONCURRENT ASSETS
 Other Securities and
  Investments                     2,931,241         4,615,689
 Securities Available for Sale    2,537,598                 0
 Investments Held to Maturity     1,499,659           499,687
 Investment in Direct
  Financing Leases                  259,674           287,584

 Total Noncurrent Assets          7,228,172         5,402,960

PLANT, PROPERTY AND EQUIPMENT
 Plant in Service                50,525,408        49,102,832
 Plant Under Construction         2,001,831           248,717
 Less Accumulated Depreciation   18,410,056        17,455,344

 Net Plant, Property,
  and Equipment                  34,117,183        31,896,205

TOTAL ASSETS                    $59,473,570       $52,464,150
                                 ==========        ==========


  See accompanying notes to consolidated financial statements.

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
                   CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY

                          September 30, 1995 December 31, 1994

CURRENT LIABILITIES
 Current Maturities of
  Long-Term Debt                   $423,329          $423,329
 Accounts Payable                   578,239           307,691
 Advance Billing                    229,513           526,105
 Customer Deposits                  111,027           137,793
 Other Current Liabilities          863,651           910,968
 Income Taxes Payable                     0            26,618
 Other Accrued Taxes                241,551            53,739

 Total Current Liabilities        2,447,310         2,386,243

LONG TERM DEBT, LESS
CURRENT MATURITIES               10,199,674         9,517,880

OTHER LIABILITIES AND
DEFERRED CREDITS
 Deferred Investment Tax Credits    386,583           442,844
 Deferred Income Taxes            3,697,693         3,535,014
 Pension and Other                  655,027           745,935

 Total Other Liabilities
  and Deferred Credits            4,739,303         4,723,793

Minority interests                1,653,936         1,219,493

STOCKHOLDERS' EQUITY
 Common Stock, no par,
  8,000,000 shares
  authorized (3,760,760
  shares issued and
  outstanding)                    4,740,677         4,740,677
 Retained Earnings               34,785,475        29,876,064
 Unrealized Gain on
  Securities Available for
  Sale, Net of Taxes                907,195                 0

 Total Stockholders' Equity      40,433,347        34,616,741

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY            $59,473,570       $52,464,150

  See accompanying notes to consolidated financial statements.

                                SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                                   PART I, FINANCIAL INFORMATION
                                   ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                Three months ended               Nine months ended
                                   September 30                    September 30
                                1995            1994            1995            1994
 OPERATING REVENUES
  Telephone Revenues
  Local Service                $777,591       $730,827       $2,293,684      $2,125,290
  Access                      1,599,319      1,595,298        4,822,769       4,870,847
  Toll                            1,146        (14,219)           7,934         (31,768)
  Miscellaneous:
   Directory                    273,033        249,358          837,743         764,398
   Facility Leases              418,896        312,653        1,262,661         915,946
   Billing & Collection         119,105        120,504          298,449         342,663
   Other Miscellaneous           30,374         14,776           89,165         122,082
                              ---------      ---------        ---------       ---------

  Total Telephone Revenues    3,219,464      3,009,197       9,612,405        9,109,458
  Cable Television Revenues     216,789        190,442         648,353          533,762
  ShenTel Service Revenues      312,698        432,134         996,579        1,183,839
  Leasing Revenues                6,017          5,074          18,548           14,585
  Mobile Revenues             1,323,502      1,124,254       3,614,977        3,080,368
  Long Distance Revenues        287,433        295,906         850,022          863,731
  Network Revenues              123,843         80,197         371,528          240,592
                              ---------      ---------       ---------        ---------

  Total Revenues and Sales    5,489,746      5,137,204      16,112,412       15,026,335
                              ---------      ---------      ----------       ----------

                    See accompanying notes to consolidated financial statements.

                                SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                                   PART I, FINANCIAL INFORMATION
                                   ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                Three months ended               Nine months ended
                                   September 30                    September 30
                                1995            1994            1995            1994

OPERATING EXPENSES
 Cost of Products and
   Services Sold                144,813        201,034         472,088          535,175
  Line Costs                    141,625        137,986         408,916          395,441
  Plant Specific                427,922        431,834       1,347,039        1,218,587
  Plant Non-Specific:
   Network & Other              492,220        407,515       1,367,096        1,236,553
   Depreciation and
    Amortization                728,177        710,501       2,118,858        2,037,272
  Customer Operations           627,798        611,345       1,755,428        1,738,944
  Corporate Operations          503,054        524,438       1,437,597        1,430,902
  Other Operating Income
   & Expense                     44,860         39,858         136,876          113,143
  Taxes other than income        80,199         82,332         247,378          246,885
                              ---------      ---------       ---------        ---------

  Total Operating Expenses    3,190,668      3,146,843       9,291,276        8,952,902
                              ---------      ---------       ---------        ---------
  Operating income            2,299,078      1,990,361       6,821,136        6,073,433

  Gain on Sale of Investment    268,722              0       1,140,847                0
  Non-operating income less
   expenses                     287,103         73,483         725,760          118,899
  Interest expense              174,027        171,257         524,719          493,520
                              ---------      ---------       ---------        ---------
                    See accompanying notes to consolidated financial statements.

                           SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                                   PART I, FINANCIAL INFORMATION
                                   ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                Three months ended          Nine months ended
                                   September 30                September 30
                                1995            1994         1995        1994

Income before taxes           2,680,876    1,892,587       8,163,024   5,698,812
Provision for income taxes     910,728      561,700        2,819,170   1,867,540
                              ---------    ---------       ---------   ---------
Net income before
 minority interest            1,770,148    1,330,887       5,343,854   3,831,272

Minority interest              (179,463)    (110,597)       (434,443)   (271,792)

Net Income                   $1,590,685   $1,220,290      $4,909,411  $3,559,480
                              =========    =========       =========   =========
EARNINGS PER SHARE
  Weighted Average Common
  Shares Outstanding          3,760,760    3,760,760       3,760,760   3,760,760
                              =========    =========       =========   =========

Net Earnings per Share          $0.42        $0.32           $1.31       $0.95
                                =====        =====           =====       =====



            See accompanying notes to consolidated financial statements.

                                 SHENANDOAH TELECOMMUNICATIONS COMPANY
                                       AND SUBSIDIARY COMPANIES

                                     PART I, FINANCIAL INFORMATION
                                     ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF CASH FLOW
                                              (UNAUDITED)


                                                     NINE MONTHS ENDED SEPTEMBER 30
                                                         1995               1994
                                                      ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                          $4,909,411         $3,559,480
  Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and Amortization                       2,118,858          2,037,272
   Deferred taxes                                        185,020             89,961
   Gain on Sale of Equity investment                  (1,140,848)                 0
   Investment (Gains)/Losses                            (214,357)           112,271
   Minority Share of Income                              434,443            271,792
   Payment to Pension Fund                              (176,186)                 0
   Other                                                 259,966            313,950
   Decrease (increase) in
     Accounts receivable                                (474,907)           (16,829)
     Materials and Supplies                             (158,131)           (77,329)
   Increase (decrease) in
     Accounts Payable                                    236,105           (138,931)
     Income taxes payable                                (30,499)          (525,937)
     Other current liabilities                          (178,983)          (246,564)
                                                    ------------       ------------
  Net cash provided by operating activities            5,769,892          5,379,136
                                                    ------------       ------------

                     See accompanying notes to consolidated financial statements.

                                 SHENANDOAH TELECOMMUNICATIONS COMPANY
                                       AND SUBSIDIARY COMPANIES

                                     PART I, FINANCIAL INFORMATION
                                     ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF CASH FLOW
                                              (UNAUDITED)

                                                     NINE MONTHS ENDED SEPTEMBER 30
                                                         1995               1994
                                                      ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                  (4,384,329)        (2,559,029)
  Investment in Direct Financing Leases                  (36,729)          (187,550)
  Payments Received on Direct Financing Leases            64,639             51,955
  Purchase of Investments Securities                 (10,150,172)        (2,123,590)
  Sale of Investments Securities                       6,304,035          1,457,862
  Issue note receivable                                        0           (250,000)
  Proceeds from matured note receivable                  375,000                  0
                                                    ------------       ------------
  Net cash provided by investing activities           (7,827,556)        (3,610,352)
                                                    ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Notes Payable                            998,000                  0
  Payment of notes payable                              (316,206)        (1,157,973)
                                                    ------------       ------------
  Net cash provided by financing activities              681,794         (1,157,973)
                                                    ------------       ------------
NET INCREASE / (DECREASE) IN CASH                     (1,375,870)           610,811
                                                    ------------       ------------
CASH AND CASH EQUIVALENTS:
  Beginning                                            6,270,849          5,695,891
                                                    ------------       ------------
  Ending                                              $4,894,979         $6,306,702
                                                    ============       ============

                     See accompanying notes to consolidated financial statements.
              SHENANDOAH TELECOMMUNICATIONS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly
     Shenandoah Telecommunications Company's financial position as of September 30, 1995 and the results of operations and cash flows for the nine month periods ended September 30, 1995 and 1994.

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


3. The results of operations for the three-month and nine-month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                                  SHENANDOAH TELECOMMUNICATIONS COMPANY
                                        AND SUBSIDIARY COMPANIES

                                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Summary
          The following tables set forth, for the periods indicated, the percentages which certain items reflected in the financial data bear to total operating revenues and the percentage increase of such items as compared to the indicated
     prior period:
                                        RELATIONSHIP TO                         PERIOD TO PERIOD
                                   TOTAL OPERATING REVENUES                   INCREASE OR DECREASE


                              Three months         Nine months         Three months         Nine months
                              ended Sept 30       ended Sept 30        ended Sept 30       ended Sept 30
                              1995      1994      1995      1994      1995-94   1994-93   1995-94   1994-93
OPERATING REVENUES
  Telephone Revenues
     Local Service            14.2%     14.1%     14.3%     14.1%       6.4%      8.9%      7.9%       8.0%
     Access                   29.1%     31.1%     29.9%     32.4%       0.3%     -5.0%     -1.0%       3.1%
     Toll                      0.0%     -0.3%      0.0%     -0.2%     108.1%   -687.3%    125.0%    -839.3%
     Miscellaneous:
     Directory                 5.0%      4.9%      5.2%      5.1%       9.5%      3.4%      9.6%        3.5%
     Facility Leases           7.6%      6.1%      7.8%      6.1%      34.0%     36.1%     37.9%       20.4%
     Billing & Collection      2.2%      2.3%      1.9%      2.3%      -1.2%      5.7%    -12.9%        3.8%
     Other Miscellaneous       0.6%      0.3%      0.6%      0.8%     105.6%    -46.0%    -27.0%       39.2%

  Total Telephone Revenues    58.7%     58.5%     59.7%     60.6%       7.0%      1.4%      5.5%        5.8%
  Cable Television Revenues    3.9%      3.7%      4.0%      3.6%      13.8%     13.5%     21.5%        2.5%
  ShenTel Service Revenues     5.7%      8.4%      6.2%      7.9%     -27.6%     79.0%    -15.8%       55.4%
  Leasing Revenues             0.1%      0.1%      0.1%      0.1%      18.6%    -87.3%     27.2%      -88.4%
  Mobile Revenues             24.1%     21.9%     22.4%     20.5%      17.7%     25.1%     17.4%       33.9%
  Long Distance Revenues      5.2%       5.8%      5.3%      5.7%      -2.9%    -10.6%     -1.6%      -11.5%
  Network Revenues            2.3%       1.6%      2.3%      1.6%      54.4%    -14.7%     54.4%      -18.4%
                            -----      -----     -----     -----      -----     -----     -----       -----
 Total Revenues and Sales   100.0%     100.0%    100.0%    100.0%       6.9%      8.4%      7.2%       10.6%

                                  SHENANDOAH TELECOMMUNICATIONS COMPANY
                                        AND SUBSIDIARY COMPANIES

                                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                        RELATIONSHIP TO                         PERIOD TO PERIOD
                                   TOTAL OPERATING REVENUES                   INCREASE OR DECREASE


                              Three months         Nine months         Three months         Nine months
                              ended Sept 30       ended Sept 30        ended Sept 30       ended Sept 30
                              1995      1994      1995      1994      1995-94   1994-93   1995-94   1994-93
OPERATING EXPENSES
  Cost of Products and
   Services Sold              2.6%       3.9%      2.9%      3.6%      -28.0%    79.0%    -11.8%       25.2%
  Line Costs                  2.6%       2.7%      2.5%      2.6%        2.6%     6.0%      3.4%        1.4%
  Plant Specific              7.8%       8.4%      8.4%      8.1%       -0.9%   -11.1%     10.5%       -7.8%
  Plant Non-Specific:
   Network & Other            9.0%       7.9%      8.5%      8.2%       20.8%    -7.1%     10.6%        2.8%
   Depreciation and
    Amortization             13.3%      13.8%     13.2%     13.6%        2.5%    11.2%      4.0%        8.3%
  Customer Operations        11.4%      11.9%     10.9%     11.6%        2.7%    11.0%      0.9%        8.3%
  Corporate Operations        9.2%      10.2%      8.9%      9.5%       -4.1%    12.3%      0.5%        4.2%
  Other Operating Income
   & Expense                  0.8%       0.8%      0.8%      0.8%       12.5%    16.9%      21.0%      11.1%
  Taxes other than income     1.5%       1.6%      1.5%      1.6%       -2.6%    42.2%       0.2%      36.4%
                            -----      -----     -----      -----     ------    -----      -----      -----
  Total Operating Expenses   58.2%      61.2%     57.6%     59.6%        1.4%     7.9%       3.8%       5.5%

  Operating income           41.9%      38.7%     42.3%     40.4%       15.5%     9.1%      12.3%      18.9%

                                  SHENANDOAH TELECOMMUNICATIONS COMPANY
                                        AND SUBSIDIARY COMPANIES

                                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                        RELATIONSHIP TO                         PERIOD TO PERIOD
                                   TOTAL OPERATING REVENUES                   INCREASE OR DECREASE


                              Three months         Nine months         Three months         Nine months
                              ended Sept 30       ended Sept 30        ended Sept 30       ended Sept 30
                              1995      1994      1995      1994      1995-94   1994-93   1995-94   1994-93

  Gain on Sale of Investment  4.9%       0.0%      7.1%      0.0%        N/A      N/A        N/A        N/A
  Non-operating income less
   expenses                   5.2%       1.4%      4.5%      0.8%      290.7%  -103.1%     510.4%     277.2%
  Interest expense            3.2%       3.3%      3.3%      3.3%        1.6%    12.9%       6.3%       8.8%
                            -----      -----     -----     -----       -----    -----      -----      -----
  Income before taxes        48.8%      36.8%     50.7%     37.9%       41.7%   10.8%       43.2%      24.3%

  Provision for income taxes 16.6%      10.9%     17.5%     12.4%      -62.1%   -4.3%       51.0%      17.2%
                            -----      -----     -----     -----      ------  ------       -----      -----

  Net income before
   minority interest         32.2%      25.9%     33.2%     25.5%       33.0%   18.7%       39.5%      28.1%

  Minority interest          -3.3%      -2.2%     -2.7%     -1.8%       62.3%  108.0%       59.8%     378.5%

  Net Income                 29.0%      23.8%     30.5%     23.7%       30.4%   14.2%       37.9%      21.3%
                           ======      =====     =====     =====       =====   =====       =====     ======

                  SHENANDOAH TELECOMMUNICATIONS

                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Shenandoah Telecommunications Company is a diversified telecommunications holding company providing both regulated and unregulated telecommunications services through its eight wholly-owned subsidiaries.

The regulated local exchange telephone company is the largest subsidiary, accounting for over 59.0% of revenue and 76.0% of net income year-to-date in 1995 (excluding the gain on the sale of equity security). This industry is in a period of transition from a regulated monopoly to a competitive environment with changing technology. As a result, Shenandoah Telecommunications has made and plans to continue to make significant investments in new and emerging technologies. The Company is currently constructing a wireless network to provide Personal Communications Services to regional communities.

Other significant services provided are cellular, cable television, long distance, and facilities leased to interexchange carriers on a Company owned fiber optic cable network. The Company also sells and leases equipment, mainly related to services provided.

The Company also participates in emerging technologies by direct investment in non-affiliated companies.

RESULTS OF OPERATIONS

The Company's largest source of revenue continues to be for access to the Company's local exchange network by interexchange carriers.
The volume for these access revenues is measured in minutes of use.
The minutes of use during the first nine months of 1995 increased
5.7% compared to the same period in 1994. Minutes of use during the third quarter were 7.3% higher than the third quarter of 1994.
Changes in NECA settlement procedures, effective July 1, 1994, offset the increases in minutes of use. The decrease in billing and collection revenues is primarily attributed to a $33,192 refund in June 1995 to an interexchange carrier for correcting an error to message counts. Management expects these revenues to decline further when one of the interexchange carriers discontinues using our local exchange company for a portion of the billing process.
This change is tentatively scheduled to occur in the last quarter of 1995.

The increase in Mobile Company revenues was due to growth in our cellular operation.  Cellular revenues increased 17.5% in the nine months of 1995 compared to the same period in 1994.  Cellular revenues increased 17.4% over the third quarter of 1994. Year-to-date and for the third quarter of 1995, net additions ofcustomers were approximately the same as net additions for the sameperiod in 1994.
                  SHENANDOAH TELECOMMUNICATIONS

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

The decrease in the ShenTel Service revenues category for both the third quarter and year-to-date is due primarily to a decrease in equipment sales compared to 1994. These sales are down $145,323 or 26.2% compared to the first nine months of 1994. Another factor was the completion of a consulting contract that provided $12,929 in the first half of 1994. The contract expired in the fourth quarter of 1994. These two items were partially offset by the rapid growth of a new service started in late 1994 providing local
Internet access to regional communities.

On September 1, 1994, the cable television company restructured its rates by increasing its rates for basic and premium service and decreasing or eliminating its charges for other services such as rental of converters. As a result of the rate changes and subscriber growth, total revenue for cable television services for the final four months of 1994 increased 17.3% over the previous four months' total, and 26.0% over the final four months of 1993.
The number of Cable subscribers has increased 6.9% from June 30, 1994. The increase in the third quarter of 1995 was .1% compared to a 1.1% increase in the third quarter of 1994. The Company estimates that our cable rates are within the limits prescribed by the FCC for cable systems of our size. None of the local governments within the Company's cable television serving area have indicated that they will exercise any authority they may have to regulate rates. The Company has recently applied for a franchise to extend the cable television network into an area already served by another cable provider and compete directly with the incumbent provider. Work is progressing to obtain the necessary regulatory approvals from local and federal governments before construction can begin on the competitive network.

The Company also leases capacity on fiber optic facilities in
Virginia, West Virginia, and Maryland to interexchange carriers.
The revenue for this activity appears as facilities leases and as network revenues on the income statement.  This service experienced a revenue increase of 41.3% year-to-date and 38.2% during the third quarter compared with the same periods in 1994.  The increase is due to new circuits being added.

For the first nine months and the third quarter of 1995, operating expenses increased 3.8% and 1.4% respectively compared to the same periods in 1994.
                  SHENANDOAH TELECOMMUNICATIONS

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

The first operating expense category is cost of goods sold. This category reflects decreases in both the quarter-to-quarter as well as year-to-date comparisons due to the previously discussed decline in ShenTel Service equipment sales.

The increases in the network and other category are due primarily to increases in facilities and network administration costs for the Internet local access operation, and engineering and network support costs for our subsidiary that will provide Personal
Communications service. The Internet costs have increased this category approximately 6.5% year-to-date and for the third quarter compared to the same periods in 1994. The costs for the ] subsidiary have increased this category 1.5% year-to-date and 4.5% for the third quarter compared to the same periods in 1994.

The non-operating income less expenses category consists mainly of the income or loss from investments made by the Company. The
Company, along with other telecommunications providers, founded an organization that built a fiber optic network in the Richmond, Virginia metropolitan area. The fiber network provided competitive access to businesses in the area. As a result of a strategic change, it was agreed to sell this business to Metropolitan Fiber
Systems. The Company recognized a gain on the sale in January of 1995. The amount of the gain was $872,125. In addition the Company recognized losses of $103,461 and $52,270 respectively during the first six months and second quarter of 1994 as our portion of the operations of this organization. During the third quarter of 1995 the Company sold a portion of the MFS stock it received in exchange for this fiber network. The transaction resulted in a pre-tax gain of $268,722.
                  SHENANDOAH TELECOMMUNICATIONS

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company continues to generate a strong cash flow from operations that adequately meets the Company's need for cash.
Other available sources of liquidity are two unsecured lines of credit with local banks totaling $4.5 million. No advances have been made from these lines of credit in 1995. The Company has a loan agreement with the Rural Telephone Bank (RTB) in the amount of $9,240,000. The Company received an additional advance during the third quarter of 1995 in the amount of $998,000. As of October
31, 1995, the Company has received advances in the amount of $4,384,000. Expenditure of these loan funds is limited to approved capital projects for the regulated local exchange carrier.

The Company has reached an agreement to construct and manage part of a network that will provide Personal Communications Services (PCS).
A separate wholly-owned subsidiary has been formed to operate this business. The service will be provided under a license held by an unaffiliated company. Construction has begun on the new network that will support this service. Construction of the new network will require significant investment in new plant and equipment over the next several years.

Due to the competition coming from new sources, management is unable to predict the potential impact of the new operation on the Company's cash flow.

The Company has contractual commitments to meet certain network build out requirements in connection with the construction of the new network discussed above. The Company's Board of Directors has approved a construction budget of approximately $14,000,000 for 1995, including $6,000,000 for the network. The remaining amounts are primarily for telephone central office equipment and fiber optic cable facilities. The Company expects to finance the 1995 expenditures through internally generated cash flows as well as additional advances from the RTB note. For subsequent years, management expects that the Company will require additional financing from external sources to finance the completion of the network.
              SHENANDOAH TELECOMMUNICATIONS COMPANY


                             PART II


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

                          SHENANDOAH TELECOMMUNICATIONS COMPANY
                          (Registrant)




November 13, 1995           CHRISTOPHER E. FRENCH
                          Christopher E. French
                          President



November 13, 1995          LAURENCE F. PAXTON
                          Laurence F. Paxton
                          Vice President - Finance




