Form 10-K
period 1995-12-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 1996-03-29
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549
                            FORM 10-K
          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1995
Commission File No.:  0-9881

              SHENANDOAH TELECOMMUNICATIONS COMPANY
     (Exact name of registrant as specified in its charter)

   VIRGINIA                                     54-1162807
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)              Identification No.)

124 South Main Street, Edinburg, VA                 22824
(Address of Principal Executive                 (Zip Code)
Offices)

Registrant's telephone number, including area code (540) 984-4141

Securities Registered Pursuant to Section 12(b) of the Act:

                   COMMON STOCK (NO PAR VALUE)
                        (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days.  YES     X     NO

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1996. $73,471,688. (In determining this figure, the registrant has assumed that all of its officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.) The Company's stock is not listed on any national exchange nor NASDAQ; therefore, the value of the Company's stock has been determined based upon the average of the prices of transactions in the Company's stock that were reported to the Company during the year.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                        OUTSTANDING AT MARCH 1, 1996
Common Stock, No Par Value                    3,760,760
               Documents Incorporated by Reference
1995 Annual Report to Security Holders       Parts I, II, IV
Proxy Statement, Dated March 22, 1996        Parts     III

                 EXHIBIT INDEX     PAGES  7 - 8


              SHENANDOAH TELECOMMUNICATIONS COMPANY




 Item                                                 Page
Number                                                Number

                             PART I

  1.      Business                                       1
  2.      Properties                                    1-2
  3.      Legal Proceedings                              2
  4.      Submission of Matters to a Vote of
            Security Holders                             2


                             PART II

  5.      Market for the Registrant's Common Stock
          and Related Stockholder Matters                3
  6.      Selected Financial Data                        3
  7.      Management's Discussion and Analysis of
           Financial Condition and Results of
            Operations                                   4
  8.      Financial Statements and Supplementary Data    4
  9.      Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure        5


                            PART III

 10.      Directors and Executive Officers of the
           Registrant                                    5
 11.      Executive Compensation                         5
 12.      Security Ownership of Certain Beneficial
           Owners and Management                         5
 13.      Certain Relationships and Related
           Transactions                                  5


                             PART IV

 14.      Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                           6-7

                             PART I

ITEM 1.   BUSINESS

          (a) General development of business is incorporated by reference -

               1995 Annual Report to Security Holders -
               Inside Front Cover

          (b)  Financial information about industry segments -

               Not Applicable

          (c) Narrative description of business is incorporated by reference -

               1995 Annual Report to Security Holders -
                Pages  4 - 7

          (d) The registrant does not engage in operations in foreign countries.

ITEM 2.   PROPERTIES

          The properties of the Company consist of land, structures, plant and equipment required in providing telephone, CATV, wireless communications and related telecommunications services. The Company's main office and corporate headquarters is in Edinburg, VA and a service building is located outside the town limits of Edinburg, VA. Additionally, the Company owns and operates nine local telephone exchanges (switching units) housed in brick/concrete buildings. One of these is the main attended central office co-located with the main office in Edinburg, Virginia. The unattended central offices and outside plant are located at:

          (a)  Basye, VA
          (b)  Bergton, VA
          (c)  Fort Valley, VA
          (d)  Mount Jackson, VA
          (e)  New Market, VA
          (f)  Strasburg, VA
          (g)  Toms Brook, VA
          (h)  Woodstock, VA

          The Company owns long distance facilities outside of its local franchised area as follows:

          (a)  Hagerstown, MD
          (b)  Harrisonburg, VA
          (c)  Martinsburg, WV
                       PART I (Continued)


ITEM 2.   PROPERTIES (Continued)

          (d)  Stephens City, VA
          (e)  Weyers Cave, VA
          (f)  Winchester, VA

          CATV reception equipment is located at the service building, outside the town limits of Edinburg, Virginia and at Basye, Virginia.

ITEM 3.   LEGAL PROCEEDINGS

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders for the three months ended December 31, 1995.

                             PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

          (a) Common stock price ranges are incorporated by reference -

               1995 Annual Report to Security Holders
                    Market Information - Inside Front Cover

          (b)  Number of equity security holders are
               incorporated by reference -

               1995 Annual Report to Security Holders
               Five-Year Summary of Selected Financial Data -
               Page  3

          (c) Frequency and amount of cash dividends are incorporated by reference -

               1995 Annual Report to Security Holders
               Market and Dividend Information - Inside Front
                Cover

               Additionally, the terms of a mortgage agreement require the maintenance of defined amounts of the subsidiary's equity and working capital after payment of dividends. Accordingly, approximately $18,309,000 of retained earnings was available for payment of dividends at December 31, 1995.

               For additional information, see Note 4 in the Consolidated Financial Statements of the 1995
               Annual Report to Security Holders, which is incorporated as a part of this report.

ITEM 6.   SELECTED FINANCIAL DATA

          Five-Year Summary of Selected Financial Data is incorporated by reference -

          1995 Annual Report to Security Holders
          Five-Year Summary of Selected Financial Data  - Page  3


                         PART II (Continued)



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          Results of operations, liquidity, and capital resources are incorporated by reference -

          1995 Annual Report to Security Holders
          Management's Discussion and Analysis of Financial
           Condition and Results of Operations - Pages 8-9

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Consolidated financial statements included in the 1995
          Annual Report to Security Holders are incorporated by reference as identified in Part IV, Item 14, on Pages 6 and 7.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None
                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information concerning directors and executive officers is incorporated by reference -

          Proxy Statement, Dated March 22, 1996  -  Pages 1 - 5


ITEM 11.  EXECUTIVE COMPENSATION

          Information concerning executive compensation is incorporated by reference -

          Proxy Statement, Dated March 22, 1996  -  Page 5


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          (a) No person, director or officer owned over 5 percent of the common stock as of March 1, 1996.

          (b) Security ownership by management is incorporated by reference -

               Proxy Statement, Dated March 22, 1996
               Stock Ownership - Page  4

          (c)  Contractual arrangements -

               The Company knows of no contractual arrangements which may, at a subsequent date, result in change of control of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          There are no relationships or transactions to disclose
          other than services provided by Directors which are
          incorporated by reference -
          Proxy Statement, Dated March 22, 1996
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

                                               Page Reference

                                                         Annual
                                             Form 10-K   Report
1.   Financial Statements

     The following consolidated financial
     statements of Shenandoah Telecommunications are included in Part II, Item 8

     Auditor's Report 1995 and 1994
      Financial Statements                                  17

     Auditor's Report 1993 Financial
      Statements                                   9

     Consolidated Balance Sheets at
      December 31, 1995, 1994, and 1993                  10 & 11

     Consolidated Statements of Income for
      the Years Ending December 31, 1995,
       1994, and 1993                                       12

     Consolidated Statement of Retained Earnings
     Years Ended December 31, 1995, 1994, and 1993          12

     Consolidated Statements of Cash Flow
      for the Years Ending December 31, 1995,
      1994, and 1993                                        13

     Notes to Consolidated Financial Statements           14-17

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


3.   Exhibits

     Exhibit No.

          99.  Proxy Statement, prepared by Registrant
               for 1995 Annual Stockholders Meeting -
                Filed Herewith

          13.  Annual Report to Security Holders -
                Filed Herewith

          21.  List of Subsidiaries -
                Filed Herewith


     B.   Reports on Form 8-K

          Reported the signing of a Letter of Intent to acquire the Shenandoah County, Virginia cable television systems of FrontierVision Operating Partners, L.P., of Denver, Colorado. The acquisition is subject to execution of a definitive agreement and approval by the local governing bodies for the transfer of the existing franchises.

                           SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SHENANDOAH TELECOMMUNICATIONS COMPANY



March 29, 1996           By  CHRISTOPHER E. FRENCH, PRESIDENT
                             Christopher E. French, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                         President & Chief Executive
 CHRISTOPHER E. FRENCH   Officer                  March 29, 1996
Christopher E. French

 LAURENCE F. PAXTON      Principal Financial      March 29, 1996
Laurence F. Paxton       Accounting Officer

 DICK D. BOWMAN          Treasurer & Director     March 29, 1996
Dick D. Bowman

 KEN L. BURCH            Director                 March 29, 1996
Ken L. Burch

 PHILIP M. GRABILL, JR.  Director                 March 29, 1996
Philip M. Grabill, Jr.

 HAROLD MORRISON         Director                 March 29, 1996
Harold Morrison

 NOEL M. BORDEN          Director                 March 29, 1996
Noel M. Borden

 JAMES E. ZERKEL II      Director                 March 29, 1996
James E. Zerkel II
                  REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and the Stockholders of Shenandoah
Telecommunications Company

We have audited the accompanying consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries, as of December 31, 1993, and the related consolidated statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shenandoah Telecommunications Company and subsidiaries as of December 31, 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

S.B. HOOVER & COMPANY, LLP

Harrisonburg, VA  22801
January 21, 1994

EXHIBIT 99.  PROXY STATEMENT

             SHENANDOAH TELECOMMUNICATIONS COMPANY
                     124 South Main Street
                       Edinburg, Virginia


            NOTICE OF ANNUAL MEETING OF STOCKHOLDERS
                    TO BE HELD APRIL 16, 1996

                                                  March 22, 1996



TO THE STOCKHOLDERS OF
SHENANDOAH TELECOMMUNICATIONS COMPANY:

     The annual meeting of stockholders of Shenandoah
Telecommunications Company will be held in the Social Hall of the Edinburg Fire Department, Stoney Creek Boulevard, Edinburg,
Virginia, on Tuesday, April 16, 1996, at 11:00 a.m. for the following purposes:

1.   To elect nine directors to serve for the ensuing year;

2.   To approve the Shenandoah Telecommunications Company Stock
     Incentive Plan; and

3. To transact such other business as may properly come before the meeting or any adjournment thereof.

     Only stockholders of record at the close of business March
     20, 1996, will be entitled to vote at the meeting.

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

           SEE PROXY STATEMENT ON THE FOLLOWING PAGES
PAGE

                        PROXY STATEMENT
                                             P. O. Box 459
                                             Edinburg, VA 22824
                                             March 22, 1996

TO THE STOCKHOLDERS OF
SHENANDOAH TELECOMMUNICATIONS COMPANY:

     Your proxy in the enclosed form is solicited by the management of the Company for use at the Annual Meeting of Stockholders to be held in the Social Hall of the Edinburg Fire Department, Stoney Creek Boulevard, Edinburg, Virginia, on Tuesday, April 16, 1996, at 11:00 a.m., and any adjournment thereof.

     The mailing address of the Company's executive offices is
P. O. Box 459,  Edinburg, Virginia 22824.

     The Company has 8,000,000 authorized shares of common stock, of which 3,760,760 shares were outstanding on March 20, 1996. This proxy statement and the Company's annual report, including financial statements for 1995, are being mailed on or about March 22, 1996, to approximately 3,270 stockholders of record on March 20, 1996. Only stockholders of record on that date are entitled to vote. Each outstanding share will entitle the holder to one vote at the Annual Meeting. No director, officer, or other party owns as much as five percent of the outstanding shares of the common stock of the Company. The Company intends to solicit proxies by the use of the mail, in person, and by telephone. The cost of soliciting proxies will be paid by the Company.

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

     Warren B. French, Jr. retired as Chairman and Director December 31, 1995 in accordance with the age requirements of the Bylaws of the Company; and effective January 1, 1996, President Christopher French replaced him as Director. I. Clinton Miller, who resigned as Director February 14, 1996, because of his appointment to the Virginia State Corporation Commission, was replaced effective February 15 by Philip M. Grabill, Jr.

PAGE

                            Nominees for Election of Directors
                        Elected           Principal Occupation and Other
Name of Director        Director   Age   Directorships for Past Five Years
     (1)                  (2)                          (3)
<S
Noel M. Borden           1972      59   Pres., H. L. Borden Lumber Co. (a
     Vice President                     retail building materials firm); Chairman of Board,
                                        1st National Corp.

Dick D. Bowman           1980      67   Pres., Bowman Bros., Inc. (a farm
     Treasurer of the Co.               equip. dealer); Dir., Shen. Valley
                                        Elec. Coop.; Dir., Rockingham Mutual Ins. Co.; Dir.,
                                        Old Dominion Electric Coop.

Ken L. Burch             1995      51   Farmer

Christopher E. French    1996      38   Pres., Shen. Telecommunications Co.
     President                          & its Subsidiaries; Dir., 1st National Corp.

Philip M. Grabill, Jr.   1996      46   Attorney-at-Law

Grover M. Holler, Jr.    1952      75   Pres., Blue Ridge Homes, Inc. (a real estate
                                        developer); Pres., Valley View, Inc.

Harold Morrison, Jr.     1979      66   Chairman of the Board, Woodstock
     Secretary of the Co.               Garage, Inc. (auto sales & repair
                                        firm); Dir., 1st Va. Bank-SV

Zane Neff                1976      67   Retired Manager, Hugh Saum Co.,
     Asst. Secretary                    Inc. (a hardware and furniture
     of the Co.                         store); Director, Crestar Bank

James E. Zerkel II       1985      51   Vice Pres., James E. Zerkel, Inc.
                                        (a plumbing, heating, gas, & hardware firm)
PAGE

(1) The directors who are not full-time employees of the Company were compensated in 1995 for their services on the Board and one or more of the Boards of the Company's subsidiaries at the rate of $340 per month plus $340 for each Board meeting attended.
    Additional compensation was paid to the Vice President, Secretary, Assistant Secretary, and Treasurer, for their services in these capacities, in the amounts of $1,240, $2,600,
    $1,240, and $2,600, respectively.

(2) Years shown are when first elected to the Board of the Company or the Company's predecessor, Shenandoah Telephone Company.  Each nominee has served continuously since the year he joined the Board.

(3) Each director also serves as a director of one or more of the Company's  subsidiaries.

/TABLE

     Standing Audit, Nominating, and Compensation Committees
                    of the Board of Directors



1. Audit Committee - The Finance Committee of the Board of Directors, consisted of the following directors: Dick D. Bowman (Chairman), Grover M. Holler, Jr., and Noel M. Borden. It performed a function similar to that of an Audit Committee. This committee is responsible for the employment of outside auditors and for receiving and reviewing the auditor's report. During 1995 there were three meetings of the Finance Committee. Additional business of the committee was conducted in connection with the regular Board meetings.

2. Nominating Committee - The Board of Directors does not have a standing Nominating Committee.

3. Compensation Committee - The Personnel Committee of the Board of Directors, consisted of the following directors:
      Noel M. Borden (Chairman), Harold Morrison, Jr., and I. Clinton Miller. It performed a function similar to that of a Compensation Committee. This committee is responsible for the wages, salaries, and benefit programs for all employees. During 1995 there were three meetings of this committee.

   Attendance of Board Members at Board and Committee Meetings

  During 1995, the Board of Directors held 14 meetings. All of the directors attended at least 75 percent of the aggregate of:
(1) the total number of meetings of the Board of Directors; and
(2) the total number of meetings held by all committees of the Board on which they served.


                      Certain Transactions

  In 1995, the Company received services from Mr. Morrison's company in the amount of $10,827 and from Mr. Zerkel's company in the amount of $9,390. Management believes that each of the companies provides these services to the Company on terms comparable to those available to the Company from other similar companies. No other director is an officer, director, employee, or owner of a significant supplier or customer of the Company.

PAGE

                                      STOCK OWNERSHIP

  The following table presents information relating to the beneficial ownership of the
Company's outstanding shares of common stock by all directors, the president, and all directors and officers as a group.
                                    No. of Shares
Name and Address                 Owned as of 2-1-96            Percent of Class
                                          (1)                          (2)
Noel M. Borden                          17,456                         *
  Strasburg, VA  22657
Dick D. Bowman                          42,744                        1.14
  Edinburg, VA  22824
Ken L. Burch                            45,172                        1.20
  Quicksburg, VA 22847
Christopher E. French                  127,486                        3.39
  Woodstock, VA 22664
Philip M. Grabill, Jr.                   3,840                         *
  Woodstock, VA 22664
Grover M. Holler, Jr.                   70,736                        1.88
  Edinburg, VA  22824
Harold Morrison, Jr.                    20,378                         *
  Woodstock, VA  22664
Zane Neff                                7,616                         *
  Edinburg, VA  22824
James E. Zerkel II                       4,298                         *
  Mt. Jackson, VA  22842
Total shares beneficially
owned by 12 directors and
officers as a group                    341,882                       9.09

(1)  Includes shares held by relatives and in certain trust relationships, which may be deemed to be beneficially owned by the nominees under the rules and regulations of the
Securities and Exchange Commission; however, the inclusion of such shares does not constitute an admission of beneficial ownership.

(2)  Asterisk indicates less than 1%.
PAGE

A report of beneficial ownership to the S.E.C. for the purchase of 300 shares by Dick D.
Bowman, Treasurer, was filed late due to a broker's delay in delivery for transfer.  A report of beneficial ownership to the S.E.C. for the purchase of 100 shares for an IRA and
30 shares for a Keogh Plan by Christopher E. French, President, was filed late due to a clerical error.

                                SUMMARY COMPENSATION TABLE

  The following Summary Table is furnished as to the salary and incentive payment paid by the Company and its subsidiaries on an accrual basis during the fiscal years 1993, 1994, and 1995 to, or on behalf of, the chief executive officer and each of the next four most highly compensated executive officers who earn $100,000 or more per year.

      Name and Principal                                         Incentive
            Position                    Year         Salary       Payment
      Christopher E. French             1995        $114,684     $ 20,150
          President                     1994         107,816     14,875
                                        1993         100,904     14,159

/TABLE

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

                                 Estimated Annual Pension
                               Years of Credited Service
Final Average
 Compensation         15      20        25       30       35
  $ 20,000         $ 3,420  $ 4,560  $ 5,700  $ 6,840  $ 7,130
    35,000           6,709    8,945   11,181   13,418   13,925
    50,000          10,736   14,315   17,894   21,473   22,198
    75,000          17,449   23,265   29,081   34,898   35,985
   100,000          24,161   32,215   40,269   48,323   49,773
   120,000          29,531   39,375   49,219   59,063   60,803

  Covered Compensation for those retiring in 1996 is $27,576. Final Average Compensation equals an employee's average annual compensation for the five consecutive years of credited service for which compensation was the highest. The amounts shown as estimated annual pensions were calculated on a straight-life basis assuming the employee retires in 1996. The Company made contributions totaling $197,200 to the Retirement Plan in 1995. Christopher French has 14 years of credited service under the plan as of January 1, 1996.

     COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

  The members of the Personnel Committee of the Board of Directors of the Company perform the function of a Compensation Committee. The Committee's approach to compensation of the Company's executive officers, including the chief executive officer, is to award a total compensation package consisting of salary, incentive, and fringe benefit components. The compensation package is designed to provide a level of compensation to enable the Company to attract and retain the executive talent necessary for the long-term success of the organization.
PAGE

  The incentive plan component of the total compensation package provides an incentive to the officers to meet or exceed certain performance objectives. The plan also places a portion of the officers' compensation at risk in the event the Company does not achieve its objectives. The objectives include a component measuring the improvement in the level of service provided to the Company's customers and a component measuring the increase in the Company's net income. In 1995, the Company reached over 123 percent of its combined goals.

               Submitted by the Company's Personnel Committee:
               Noel Borden, Chairman, Harold Morrison, Jr.,
               Clinton Miller

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

Comparison of Five-Year Cumulative Total Return* among Shenandoah
    Telecommunications Company, NASDAQ Market Index, and S&P
Telephone Index

                    1990    1991    1992    1993    1994   1995

Shenandoah
Telecommunications 100.00  177.11  186.83  195.65  186.88 201.52

NASDAQ Market
Index              100.00  160.00  186.90  214.50  209.70 296.30

S&P Telephone
Index              100.00  107.54  118.01  136.29  130.66 196.82

Assumes $100 invested December 31, 1990 in Shenandoah
Telecommunications Company stock, NASDAQ Market Index, and S&P
Telephone Index

*Total return assumes reinvestment of dividends

        APPROVAL OF THE SHENANDOAH TELECOMMUNICATIONS
                  COMPANY STOCK INCENTIVE PLAN

  The Board proposes that the shareholders approve the Shenandoah Telecommunications Company Stock Incentive Plan (the "Plan"), adopted by the Board on January 8, 1996, subject to the approval of the Company's shareholders. The approval of the Plan requires the affirmative vote of the holders of a majority of the shares of Common Stock present or represented by properly executed and delivered proxies at the meeting. Abstentions and Broker Shares voted as to any matter at the meeting will be included in determining the number of votes present or represented at the meeting with respect to determining the vote on the Plan. Broker Shares that are not voted on any matter at the meeting will not be included in determining the number of shares present or represented at the meeting with respect to determining the vote on the Plan.

  The following paragraphs summarize the principal features of the Plan. This summary is subject, in all respects, to the terms of the Plan. The Company will provide promptly, upon request and without charge, a copy of the full text of the Plan to each person to whom a copy of this proxy statement is delivered. Requests should be directed to: Laurence F. Paxton, Vice President-Finance, Shenandoah Telecommunications Company, P. O. Box 459, Edinburg, Virginia 22824 (Telephone (540) 984-5222).

Summary of the Plan

  The Board believes that the Plan will benefit the Company by
(i) assisting it in recruiting and retaining employees with ability and initiative, (ii) providing greater incentive for employees of the Company or its affiliates and (iii) associating the interests of employees with those of the Company, its affiliates, and its shareholders through opportunities for increased stock ownership. A maximum of 240,000 shares of Common Stock may be issued under the Plan.

  The Personnel Committee of the Board (the "Committee") will administer the Plan. The Committee may delegate its authority to administer the Plan to one or more officers of the Company. The Committee, however, may not delegate its authority with respect to individuals who are subject to Section 16 of the Securities Exchange Act of 1934 ("Section 16"). As used in this summary, the term "Administrator" means the Committee and any delegate, as appropriate.

  Each employee of the Company or an affiliate is eligible to participate in the Plan. The Administrator will select the individuals who will participate in the Plan ("Participants") but no person may participate in the Plan while he is a member of the Committee. The Administrator may, from time to time, grant stock options, stock appreciation rights ("SARs"), or stock awards to Participants.

  Options granted under the Plan may be incentive stock options ("ISOs") or nonqualified stock options. A stock option entitles the Participant to purchase shares of Common Stock from the Company at the option price. The option price will be fixed by the Administrator at the time the option is granted, but the price cannot be less than the shares' Fair Market Value on the date of grant. The option price may be paid in cash, with shares of Common Stock, or with a combination of cash and Common Stock. "Fair Market Value" means, on any given date, the fair market value of a share of Common Stock as determined by the Committee using any reasonable method in good faith.

  SARs entitle the Participant to receive with respect to each share of Common Stock encompassed by the exercise of such SAR, an amount determined by the Committee. If the Committee does not make such a determination, the Participant will be entitled to receive the excess of the Fair Market Value of a share of Common Stock on the date of exercise over the initial value of the SAR. The initial value of the SAR is the Fair Market Value of a share of Common Stock on the date of grant. The amount payable upon the exercise of an SAR may be paid in cash, Common Stock, or a combination of the two.

  SARs may be granted in relation to option grants ("Corresponding SARs") or independently of option grants. The difference between these two types of SARs is that to exercise a Corresponding SAR, the Participant must surrender unexercised that portion of the stock option to which the Corresponding SAR relates.

  Participants may also be awarded shares of Common Stock pursuant to a stock award. The Administrator, in its discretion, may prescribe that a Participant's rights in a stock award shall be nontransferable or forfeitable or both unless certain conditions are satisfied. These conditions may include, for example, a requirement that the Participant continue employment with the Company or an affiliate for a specified period or that the Company, an affiliate, or the Participant achieve stated objectives.

  All awards made under the Plan will be evidenced by written agreements between the Company and the Participant. A maximum of 240,000 shares of Common Stock may be issued under the Plan. The share limitation and the terms of outstanding awards shall be adjusted, as the Committee deems appropriate, in the event of a stock dividend, stock split, combination, reclassification, recapitalization, or other similar events.

  No option, SAR or stock award may be granted under the Plan after January 7, 2006. The Board may sooner terminate the Plan without further action by shareholders. The Board also may amend the Plan except that no amendment that increases the number of shares of Common Stock that may be issued under the Plan, changes the class of individuals who may be selected to participate in the Plan, or materially increases the benefits that may be provided under the Plan will become effective until it is approved by shareholders.

  Neither the number of individuals who will be selected to participate in the Plan nor the type or size of awards that will be approved by the Administrator can be determined. The Company is also unable to determine the number of individuals who would have participated in the Plan or the type or size of awards that would have been made under the Plan had it been in effect in 1995.

Federal Income Tax Consequences

  The Company has been advised by counsel regarding the federal income tax consequences of the Plan. No income is recognized by a Participant at the time an option is granted. If the option is an ISO, no income will be recognized upon the Participant's exercise of the option. Income is recognized by a Participant when he disposes of shares acquired under an ISO. The exercise of a nonqualified stock option generally is a taxable event that requires the Participant to recognize, as ordinary income, the difference between the shares' fair market value and the option price.

  No income is recognized upon the grant of an SAR. The exercise of an SAR generally is a taxable event. The Participant generally must recognize income equal to any cash that is paid and the fair market value of Common Stock that is received in settlement of an SAR.

  The Participant will recognize income on account of a stock award on the first day that the shares are either transferable or not subject to a substantial risk of forfeiture. The amount of income recognized by the Participant is equal to the fair market value of the Common Stock received on that date.

  The employer (either the Company or an affiliate) will be entitled to claim a federal income tax deduction on account of the exercise of a nonqualified option or SAR and the vesting of a stock award. The amount of the deduction is equal to the ordinary income recognized by the Participant. The employer will not be entitled to a federal income tax deduction on account of the grant or the exercise of an ISO. The employer may claim a federal income tax deduction on account of certain dispositions of Common Stock acquired upon the exercise of an ISO.

THE BOARD OF DIRECTORS UNANIMOUSLY RECOMMENDS A VOTE "FOR"
APPROVAL OF THE SHENANDOAH TELECOMMUNICATIONS COMPANY INCENTIVE
PLAN.
PAGE

                     EMPLOYMENT OF AUDITORS

  The Board of Directors, on the recommendation of the Audit Committee, has appointed the firm of McGladrey and Pullen as auditors to make an examination of the accounts of the Company for the 1996 fiscal year. It is not expected that representatives of the firm will be present at the annual meeting.

                 PROPOSALS OF SECURITY HOLDERS

  Proposals of security holders to be included in management's proxy statement and form of proxy relating to next year's annual meeting must be received at the Company's principal executive offices not later than November 22, 1996.

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



PAGE

EXHIBIT 13.  ANNUAL REPORT
(inside front cover)
                     STOCKHOLDER INFORMATION

Our Business

  Shenandoah Telecommunications Company is a holding company which provides telephone service through its subsidiary, Shenandoah Telephone Company, primarily in Shenandoah County and small service areas in Rockingham, Frederick, and Warren counties, all in Virginia. The Company provides cable television service through its subsidiary, Shenandoah Cable Television Company, at Edinburg and in rural areas in the vicinity of Edinburg, Woodstock, and Bryce Mountain. The Company provides unregulated communications equipment and services through its subsidiary, ShenTel Service Company, which sells and maintains PBXs, key systems, computers, and security systems. The Company finances purchases of telecommunications facilities and equipment through its subsidiary, Shenandoah Valley Leasing Company. Shenandoah Mobile Company furnishes paging, mobile telephone, business radio, and cellular telephone services in the northern Shenandoah Valley. Shenandoah Mobile Company is the managing general partner of a partnership providing cellular services in Virginia RSA 10 covering the northwestern portion of Virginia. The Company resells long distance services through Shenandoah Long Distance Company. Shenandoah Network Company operates and maintains the Company's interstate fiber optic network. Under an agreement with American Personal Communications, Shenandoah Personal Communications Company is building and operating a personal communications network in the four-state region from Chambersburg, Pennsylvania to Harrisonburg, Virginia.

Annual Meeting

  The Board of Directors extends an invitation to all stockholders to attend the Annual Meeting of Stockholders. The meeting will be held Tuesday, April 16, 1996, at 11:00 a.m. in the Social Hall of the Edinburg Fire Department, Stoney Creek Boulevard, Edinburg, Virginia. Notice of the Annual Meeting, Proxy Statement, and Proxy were mailed to each stockholder on or about March 22, 1996.

Form 10-K

  The Company's Annual Report on Form 10-K filed with the
Securities and Exchange Commission is available to stockholders, without charge, upon request to Mr. Laurence F. Paxton, Vice
President - Finance, Shenandoah Telecommunications Company, P. O.
Box 459, Edinburg, VA 22824.
(Inside front cover bottom)

Market and Dividend Information

  The stock of Shenandoah Telecommunications Company is not listed on any national exchange or NASDAQ, and the Company is not aware of any broker who maintains a position in the Company's stock. It, however, is aware of unconfirmed transactions of the stock which have been handled privately and by brokers and local auctioneers. Some of these prices include commissions and auctioneers' fees. Since some prices are not reported to the Company and family transactions are not applicable, all transactions are not included in the following summary of prices. The shares, prices, and cash dividends for 1994 have been adjusted to reflect a 2-for-1 stock split which was paid to stockholders of record January 23, 1995. The Company has maintained a policy of declaring an annual cash dividend.

              1995                                1994
         No.        No.                      No.     No.
Qtr.  Trans.  Shares  High    Low  Trans.  Shares  High    Low
1st     69    10,123 $25.00 $18.41   59    11,348 $25.00 $20.00
2nd    221    22,860  40.00  19.00   45     9,086  25.00  14.41
3rd    167    13,860  31.00  19.00  112    13,870  25.00  17.50
4th    119    10,885  30.00  19.00   57     6,600  25.00  19.00

Average price per share -   $21.42                      $20.31
Annual cash dividend per
 share -                       .42                        .375
Special cash dividend per
share -                        .06                           -

Corporate Headquarters                  Independent Auditors
Shenandoah Telecommunications Company   McGladrey & Pullen, LLP
124 South Main Street                   1051 East Cary Street
Edinburg, VA 22824                      Richmond, VA 23210

Stockholders' Questions and Stock Transfers - Call (540) 984-5260
                  Transfer Agent - Common Stock
                  Shenandoah Telecommunications Company
                  P. O. Box 459
                  Edinburg, VA 22824

                       FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                              1995         1994        1993        1992          1991
Operating Revenues       $21,919,150  $20,229,178  $18,329,886  $17,359,114  $15,180,205
Operating Expenses        13,027,468   12,050,713   11,455,136   10,454,448    9,535,090
Income Taxes               3,572,956    2,577,641    2,481,764    2,189,663    1,792,022
Other Income less Other
 Expenses (1)                456,544      (90,897)    (154,454)     188,210      307,259
Interest Expense             685,971      658,908      621,944      667,900      771,285
Gain (loss) on Security
 Sales or Writedown        1,141,386            -            -     (220,000)           -
Consolidated Net Income  $ 6,230,685  $ 4,851,019   $ 4,602,619  $ 4,015,313 $ 3,389,067
Consolidated Net Income
 from Operations (2)     $ 5,522,904  $ 4,851,019   $ 4,156,300  $ 4,151,801 $ 3,389,067
Total Assets             $59,896,990  $52,464,150   $49,652,064  $44,839,501 $42,206,407
Long-Term Obligations    $10,558,953  $ 9,941,209   $ 9,381,813  $ 8,754,524 $ 9,033,561
Stockholder Information
 Number of Stockholders        3,226        2,979         2,879        2,683       2,519
 Shares of Stock (3)       3,760,760    3,760,760     3,760,760    3,760,760   3,760,760
 Earnings per Share (3)  $      1.66  $      1.29   $      1.22  $      1.07 $       .90
 - Continuing
    Operations (3)       $      1.47  $      1.29   $      1.11  $      1.10 $       .90
 Cash Dividend per
  Share (3)              $       .42  $      .375   $       .30  $      .275 $       .25
  Special Cash Dividend
   per Share (3)         $       .06  $         -   $         -  $         - $         -

(1) Includes non-operating income less expenses and minority interest in net income of consolidated subsidiaries.

(2) Excludes gain on sale of investments in Virginia Metrotel and MFS Communications
Company in 1995; gain on sale of fiber optic lease asset; write-off of portion of
investment in Metrotel Services, Ltd.; share    of loss of Virginia Metrotel in 1994 and
1993; and write-down of AvData in 1992.

(3) The information has been restated to reflect a 2-for-1 split to stockholders of record
January 23, 1995. /TABLE

                   PCS STARTED IN RURAL AREAS

  Shenandoah Personal Communications Company, the newest subsidiary of Shenandoah Telecommunications, has initiated service for the first rural PCS (Personal Communications Services) system in the United States. PCS is the next generation of wireless telephone and data service. The PCS technology was developed more than a decade ago in order to create a common mobile telephone system for Europe. PCS has been the European standard for wireless communications since 1982.
Our involvement with PCS began in 1994 when Shenandoah Personal Communications Company agreed to build the western part of the PCS network for American Personal Communications (APC). APC built the first PCS network in the United States, covering the Washington/Baltimore metropolitan trading area (MTA). Mirroring the historic first phone call ever placed (from Baltimore to Washington), Vice President Al Gore made the first PCS call from Washington to Baltimore. The Mayor of Baltimore, with whom the Vice President spoke, joked that it was about time Washington returned their call. Based in Bethesda, Maryland, APC is an affiliate of the Sprint Telecommunications Venture, the company that will offer PCS nationwide under the brand name Sprint Spectrum. Shenandoah Personal Communications Company will also be marketing PCS under the Sprint Spectrum name to a potential customer base of 750,000 in rural Virginia, West Virginia, and Maryland.

  PCS uses digital technology to provide high-quality voice communications, alpha-numeric paging, and VoiceMail in one handset, for totally mobile wireless communications. The handsets are also capable of fax and data transmission, so portable computer users will soon have the ability to be "on-line" anywhere in the network from their PCS handset without the need for a separate modem. The brain of a PCS handset is a computer chip called a Smart Card. Because a user's serial number does not transmit over the air, where it could potentially be fraudulently intercepted, this technology eliminates unauthorized use of your number.

  Shenandoah Personal Communications Company has been extremely busy building our PCS network. In the past year we have built nine towers in the Hagerstown/Chambersburg area and are on track to extend the service area north and south along the I-81 corridor. As of December 1995, we had coverage in the Greater Hagerstown area (Maryland), north to Greencastle, Pennsylvania, south to Nipetown, West Virginia, and east on I-70 to Myersville, Maryland. We will have continuous coverage from Hagerstown, Maryland to Harrisonburg, Virginia by December 1996. Our PCS network will eventually extend along the I-81 corridor from Rockingham County, Virginia to Franklin County, Pennsylvania.
The grand opening of our store in Hagerstown is scheduled for March 1996; however, we have already been open for business, and there is a tremendous amount of excitement about our products and services.
  With its PCS venture, Shenandoah Telecommunications Company is remaining in the forefront of technology, which is part of our continuing commitment to bring the technologies of the future to our customers today.


             SHENANDOAH CABLE TELEVISION TO ACQUIRE
         C4 MEDIA CABLE PROPERTIES IN SHENANDOAH COUNTY

  On February 21, 1996 Shenandoah Cable Television Company signed a letter of intent to acquire the Shenandoah County CATV systems formerly owned by C4 Media Cable. The systems, which were recently acquired by FrontierVision Operating Partners, L.P. of Denver, Colorado, will become part of Shentel's existing CATV system, which presently serves the town of Edinburg, Basye and surrounding areas of Shenandoah County.

  This acquisition will allow us to offer the residents of Shenandoah County the benefits of local ownership and operation of their CATV services. At the same time it will enable us to continue expanding our broadband network services in order to provide the services needed by our customers, both today and in the future.

  Our Company had previously expressed interest in acquiring the former C4 properties as we felt the acquisition would be in the best long term interests of the residents of Shenandoah County. The recent enactment of the Telecommunications Act of 1996 removes the requirement of approval by the Federal Communications Commission, and now allows the Company to purchase or build CATV facilities within the same areas as it provides local telephone services. Operation of CATV and telephone networks in the same area will allow both services to share common network elements, such as the Company's state of the art fiber optics facilities.

  Owning and operating a combined CATV system will allow us to offer all of our CATV customers a broad selection of video programming, and to supplement the basic services with additional features and functionality in the future. Of particular interest is the potential to use the bandwidth capacity of the CATV network for the delivery of new services such as high speed Internet access, development of a community public access channel, and possible integration with educational efforts such as the Shenandoah County School's Interactive Classroom system. Work will initially be focused on bringing the systems up to the quality standards expected by residents of the area, and then to explore ways to enhance the range of services available to our customers. The acquisition is subject to finalization of a definitive agreement, and approval by the local governing bodies for the transfer of the existing franchises.


          INTERNET SERVICE CONTINUES RAPID GROWTH

  In September 1994, ShenTel Service Company became the first provider in the Northern Shenandoah Valley to offer local access to the Internet. Local access has now been expanded to include Shenandoah, Rockingham, Frederick, Clarke, Warren, and Page counties. Usage of our Internet service has continued to grow, due in part to our continued investment in providing high-quality service. While the Internet has received much publicity and hype, we have focused on providing the necessary network capacity and overall service quality in order to remain the premier provider of service.

  During 1995, ShenTel offered free access to the Internet to all public schools and public libraries in ShenTel's Internet service area. The offer reflects the organization's view that this is a valuable tool for educational purposes and reinforces our commitment and support for the education of our youth. We believe that by making the Internet more readily accessible, all members of our community will be able to broaden their horizons, educational opportunities, and be part of the global information society.

  The Internet continues to evolve and grow, both in popularity and available services. ShenTel remains committed to providing our customers with state of the art technology to meet and surpass their telecommunications needs.


             DBS SERVICE NOW AVAILABLE FROM SHENTEL

  ShenTel Service Company is now offering DIRECTV, an all-digital satellite television service. DIRECTV is a relatively new technology which uses high-powered communications satellites to broadcast digital TV signals to a small receiving dish located at the customer's premises. DIRECTV provides our customers with an additional choice on how they receive their video programming services. The equipment includes an 18" satellite dish which captures signals from a communications satellite. The signal is then passed on to a VCR-sized digital receiving box that works with a remote control. A wide range of programming choices is available, along with a unique "video store in the home" capability which allows customers to order on demand recent box office hits and classic movies.

  ShenTel currently markets and services the larger C-band dishes, and our cable operation provides conventional cable television services to a large portion of Shenandoah County. The addition of this product offering allows us to bring the leading edge information and entertainment technology to all of our customers and earn revenues from the sale of equipment and programming.

                            PERSONNEL

  The business growth and expansion of our organization was reflected in the increase in our number of employees. At the end of the year we had 140 full-time equivalent (FTE) employees, as compared to 122 FTE employees at the end of 1994. These additions were primarily due to the start-up of our PCS operations, growth of our Internet business, and the additions to our Accounting Department.

  Employees hired in 1995 include:  Shenandoah Telephone Company
- Teresa Edmonds, Part-time Communications Center Operator; Shelly Bowman, Junior Staff Accountant; Sandra Nelson, Rhonda Rau, and Deborah Smoot, Accounting Clerks; Robin Miller, Facility Clerk; Betty Ayers and Lisa Shillingburg, Service Representatives; Angela Talley, Office Assistant; and Edward Williams, Laborer. ShenTel Service Company Internet Department - Richard Church, Product Manager; Beth Venditti, Sales Assistant; and Donna Miller, Office Assistant. Shenandoah Cellular - Gayle Morris, Sales Manager; William Hunt, Installer-Repairman; and Tamara Weekley and Kelly Clark, Service Representatives. Shenandoah Personal Communications Company (Edinburg office) - David MacDonald, Construction Manager; Leonard Greisz, Project Manager; and Zoe Forrester and Lynda Hoffman, Office Assistants; (Hagerstown office) - William Young, Local Manager; David Dillard, Sales and Marketing Director; and David Mathias and Timothy Klick, Retail Sales Representatives; and (Winchester office) - Brian Brooks, Sales Manager.

  In addition, the following seven employees received promotions during the year: Steven Heltzel and Chris Herbaugh, Installer-Repairmen; Jeffrey Manning, Field Engineer; Rhonda Rau, Junior Staff Accountant; Curtis Sawyer, Accounting Clerk; Freddie Wellard, Construction Coordinator; and Lorrie Wood, Cellular Sales Representative.

  Many milestone anniversaries were reached in 1995. We recognized the following 17 employees for a total of 250 years of service: 35 years - Ray Hawkins and Lewis Fadely; 30 years - Roger Baker and Larry Richard; 20 years -Kenneth Fadely and William Sibert, Jr.; 15 years - Eugene Miller; 10 years - Richard Keller, Charles MacLeod, and Dwayne Ryman; and 5 years - Susan France, Chris Herbaugh, Dale Jordan, Ronnie Judd, Adora Kipps, David Myers, and Phillip Speicher.

  Our summer internship program was again active during 1995. A total of 19 college students assisted our organization during the summer months and holiday vacations.

  During the year our employees supported many charitable organizations, including Shenandoah County Hospice, the local food pantries, Response, and a toy drive in conjunction with the Sheriff's Department. The employees also participated in community and industry events, including telephone book recycling, parades and National Small Independent Telephone Company week.

  On February 14, 1996, Clinton Miller resigned as a Director of our organization in order to accept his appointment as a Commissioner of the Virginia State Corporation Commission (VSCC). Mr. Miller will fill the unexpired term of Preston Shannon, who retired after 24 years of service. The VSCC oversees the insurance, banking, transportation, telecommunications, and utility industries in the Commonwealth of Virginia. Mr. Miller's appointment came after serving the Shenandoah Valley area for over 23 years as a member of the Virginia House of Delegates.

  On December 31, 1995, Warren B. French, Jr. retired as
Chairman of the Board of Shenandoah Telecommunications Company in accordance with the Company's Bylaws. Mr. French's association with the forerunner companies of Shenandoah Telecommunications has been a long one, beginning in 1954 when he was hired as General Manager of Farmers Mutual Telephone System of Shenandoah County. In addition to other positions, Mr. French became President and Director of Shenandoah Telephone Company in 1973, positions which he held until his retirement as President in 1988, at which time he was appointed as Chairman of the Board of Shenandoah Telecommunications Company. During the past four decades Mr. French has also been active at the state and national levels, holding positions with the National Exchange Carrier Association, the FCC Network Reliability Council, the U. S. Telephone Association, the Virginia Telephone Association, and the Organization for the Protection and Advancement of Small Telephone Companies. Mr. French has had a profound impact on our organization and the telecommunications industry through his vision and leadership.
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Shenandoah Telecommunications Company is a diversified telecommunications holding company providing both regulated and unregulated telecommunications services through its eight wholly-owned subsidiaries.

  The regulated telephone local exchange company is the largest subsidiary, accounting for over 59.0% of revenue and 79.0% of consolidated net income from operations. This industry is in a period of transition from a protected monopoly to a competitive environment as evidenced by the recent passage of the Telecommunications Act of 1996. As a result, Shenandoah Telecommunications has made and plans to continue to make significant investments in the new and emerging technologies. In 1994 the Company began providing Internet access and in December of 1995 became the first in the United States to offer Personal Communications Services in a rural location.

  Other significant services provided are cellular phone, cable television, long distance, and facilities leased to interexchange carriers on a Company owned fiber optic cable network. The Company also sells and leases equipment, mainly related to services provided. The Company also participates in emerging technologies by direct investment in non-affiliated companies.

RESULTS OF OPERATIONS

  The Company's largest source of revenue continues to be for access to the Company's local exchange network by interexchange carriers. The volume for these access revenues are measured in minutes of use. The minutes of use during 1995 increased 7.2% compared to an increase of 6.8% in 1994. The revenue increase was not as large as the minutes of use increase, principally due to a change in the mix of interstate and intrastate minutes of use.

  The decrease in the ShenTel Service revenues category for 1995 compared to 1994, is due to a decrease in retail equipment sales. The decrease equaled $262,603 or 32.0% for 1995 compared to a $405,311 increase in 1994. Offsetting this decrease is an increase in revenues from our Internet Service operation of $149,608. The Company began offering access to the Internet in 1994 and revenues were insignificant in that year.

  The Mobile revenues are mainly comprised of revenues from wireless communications services. Local cellular service revenues increased $177,761 or 8.9% in 1995 compared to $529,635 or 36.0% in 1994. Outcollect roamer revenues increased $536,772 or 26.1% in 1995 compared to $561,514 or 37.6% in 1994. The increase in local cellular revenues was due to a 27.5% increase in the customer base, compared to an 18.6% increase in 1994.
  Financing lease revenues are chiefly for leases and rentals of a few large telecommunications systems, small systems sold by Company subsidiaries, and customer premise equipment. One lease for fiber optic facilities between Charlottesville and Richmond which accounted for $143,683 of 1993 revenue, expired at the end of 1993. The lessee exercised the fair market buy-out provision, resulting in a one-time after tax gain of $611,734 in 1993. The remaining lease revenues are derived from smaller leases for equipment such as PBXs and home satellite dishes sold through Company subsidiaries.

  On September 1, 1994, the cable television company restructured its rates by increasing its rates for basic and premium service and decreasing or eliminating its charges for other services such as rental of converters. This was primarily responsible for the 17.1% increase in cable television revenues compared to the 7.9% increase in 1994.

  The Company also leases capacity on fiber optic facilities in West Virginia and Maryland to interexchange carriers. The revenue for this activity appears as Network revenues on the income statement. This service experienced a revenue decrease of 9.5% in 1994. The decrease was due to contracts expiring and being renewed at lower rates. New contracts added in late 1994 were primarily responsible for the 1995 increase of 42.6%.

  Total payroll costs (including capitalized costs) increased 8.9% in 1995 compared to 1994. Total payroll costs in 1994 decreased 2.5% from the previous year. The increase in 1995 is due to an increase in full-time equivalent employees, primarily due to the start-up of the Internet Service and Personal Communications Services operations.

  Depreciation, our largest expense category, increased at a slower rate than the previous year. Over 40% of our additions to Property, Plant, and Equipment during 1995 were placed in service during the fourth quarter, reducing their effect on the increase in depreciation.

  The expense category with the largest increase in 1995 was Network and Other. The increase in 1995 was due primarily to facilities costs attributed to our Internet Service operation. These costs increased $164,945 or 780.0% due to the rapidly increasing customer base.

  The increase in Taxes Other Than Income in 1994 was primarily due to a rate increase in the real estate tax for the local jurisdiction in which a majority of our regulated Telephone plant is located.

  The Non-operating Income Less Expenses category consists mainly of the income or loss from investments made by the Company. The increase reflected on the income statement is due to an increase in the amount of interest bearing investments compared to a year earlier. Investments accounted for by the equity method that are also included in this category, had an increase in income of $359,909 due mainly to the sale of Virginia
MetroTel discussed below. The Company recorded a loss of $221,477 on this investment in 1994 compared to none in 1995.

  The Company, along with other telecommunications providers, founded Virginia Metrotel to construct and operate a fiber optic network in the Richmond, Virginia metropolitan area. The fiber network would provide competitive access to businesses in the area. As a result of a strategic change, it was agreed to sell this business to MFS Communications Company. The Company recognized a gain on the sale in January 1995. The amount of the gain was $872,125. The Company recognized further gains of $269,261 on subsequent sales of MFS stock.


                 LIQUIDITY AND CAPITAL RESOURCES

  The Company continued to generate a cash flow from operations that adequately met the Company's need for cash in 1995. Other available sources of liquidity are $4,500,000 in unsecured lines of credit with two local banks. No advances were made from these lines of credit in 1995. The Company has a loan agreement with the Rural Telephone Bank in the amount of $9,240,000. The Company received an advance of $1,047,900 in August of this year. As of December 31, 1995, the Company has received advances in the amount of $4,433,900. Expenditure of these loan funds is limited to capital projects for the regulated local exchange carrier.

  As discussed above, the Company recently began participating in the new Personal Communications Services (PCS) business. This will require significant investment in new plant and equipment. The Company has budgeted approximately $6,000,000 for PCS-related new plant in 1996, and anticipates additional cash flow requirements for inventory and initial operating losses.

  The Company has a material contractual commitment for capital expenditures, requiring the build out of our PCS network by certain time periods. The Company's Board of Directors has approved a construction budget of approximately $14,000,000. This budget includes the expenditures for PCS discussed above. The remaining amounts are primarily for telephone central office equipment and fiber optic cable facilities.

  The Company signed a letter of intent in February 1996 to acquire the Shenandoah County cable television assets of FrontierVision Operating Partners, L.P. The Company expects to finance this planned transaction, as well as the expenditures discussed above, through internally generated cash flows, additional advances from the RTB note, and loans from external sources.

                  Independent Auditor's Report



The Board of Directors
Shenandoah Telecommunications Company
Edinburg, Virginia

We have audited the accompanying consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Shenandoah Telecommunications Company and subsidiaries for the year ended December 31, 1993 were audited by other auditors whose report, dated January 21, 1994, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shenandoah Telecommunications Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidating information is presented for purposes of additional analysis of the basic consolidated financial statements rather than to present the financial position and results of operations of the individual companies. The consolidating information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Richmond, Virginia
January 26, 1996

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1995, 1994 and 1993
ASSETS                               1995          1994                1993
Current Assets
 Cash and cash equivalents     $   6,106,447    $  8,574,559     $   8,304,415
 Certificates of deposit           1,242,228         930,911           106,375
 Short-term investments (Note 2)           -               -           969,382
 Investment in held-to-maturity
  securities (Note 2)              2,488,773         950,750                 -
 Accounts receivable               3,068,379       2,880,428         2,284,197
 Direct financing leases,
  current portion (Note 3)            74,350          81,140            63,243
 Materials and supplies            1,922,090       1,511,006         1,545,082
 Prepaid and other current assets    406,653         236,191            356,678
    Total current assets          15,308,920      15,164,985         13,629,372

Investments and  Other Assets
 Investment in available-for-sale
  securities (Note 2)              2,000,077               -                  -
 Investment in held-to-maturity
  securities (Note 2)              2,098,968          499,687                 -
 Other investments (Note 2)        3,412,464        4,615,689         4,463,221
 Direct financing leases,
  long-term portion (Note 3)         250,321          287,584            55,620
                                   7,761,830        5,402,960         4,518,841

Property, Plant and Equipment (Note 4)
 Plant in service                 53,316,016       49,102,832        47,290,763
 Plant under construction          2,372,750          248,717           476,378
                                  55,688,766       49,351,549        47,767,141

 Less accumulated depreciation    18,862,526       17,455,344        16,263,290
                                  36,826,240       31,896,205        31,503,851
                               $  59,896,990    $  52,464,150     $  49,652,064
See Notes to Consolidated Financial Statements.
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1995, 1994 and 1993
LIABILITIES AND STOCKHOLDERS' EQUITY      1995            1994               1993
Current Liabilities
 Notes payable, bank (Note 4)      $           -     $         -       $    875,000
 Current maturities of
  long-term debt (Note 4)                 461,927         423,329           329,891
 Accounts payable                         813,887         307,691           537,884
 Advance billings and payments            625,559         526,105           550,413
 Customers' deposits                      107,509         137,793           147,952
 Accrued construction costs             1,097,844              -                 -
 Other current liabilities              1,066,225         910,968           907,867
 Income taxes payable                          -           26,618           462,325
 Other taxes payable                       85,804          53,739            43,294
   Total current liabilities            4,258,755       2,386,243         3,854,626
Long-Term Debt, less current
 maturities (Note 4)                   10,097,026       9,517,880         9,051,922
Other Liabilities and Deferred Credits
 Deferred investment tax credit           367,143         442,844           518,545
 Deferred income taxes (Note 5)         3,965,318       3,535,014         3,512,637
 Pension and other  (Note 6)              438,324         745,935           542,151
                                        4,770,785       4,723,793         4,573,333
Minority Interests                      1,499,151       1,219,493           996,176
Stockholders' Equity  (Note 4)
 Common stock, no par value,
  authorized 8,000,000 shares;
  issued 3,760,760 shares               4,740,677       4,740,677         4,740,677
Retained earnings                      34,301,584      29,876,064        26,435,330
Unrealized gain on available-for-sale
 securities, net (Note 2)                 229,012              -                 -
                                       39,271,273      34,616,741        31,176,007
                                   $   59,896,990   $  52,464,150     $  49.652.064


See Notes to Consolidated Financial Statements.
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1995, 1994 and 1993

                                      1995                1994               1993
Operating revenues
 Telephone revenues:
  Local service               $    3,072,097      $    2,868,656      $    2,665,975
  Access service                   6,648,495           6,447,067           6,396,425
  Toll service                         9,581               8,886              11,154
  Miscellaneous:
   Directory                       1,119,858           1,024,740             993,053
   Facility leases                 1,699,709           1,291,390             994,344
   Billing and collection            409,983             447,008             440,836
   Other miscellaneous               109,910             121,538             101,590
    Total telephone revenues      13,069,633          12,209,285          11,603,377
 Cable Television revenues           868,310             741,491             686,951
 ShenTel Service revenues          1,379,200           1,555,848           1,150,537
 Leasing revenues                     24,116              19,796             162,577
 Shenandoah Long Distance revenues 1,129,554           1,148,705           1,170,713
 Mobile revenues                   4,952,967           4,206,736           3,172,041
 Network revenues                    495,370             347,317             383,690
    Total operating revenues      21,919,150          20,229,178          18,329,886
Operating expenses:
 Cost of products sold               764,264             802,904             579,015
 Line costs                          543,873             543,887             523,212
 Plant specific                    1,850,316           1,742,824           1,726,444
 Plant nonspecific:
  Network and other                2,059,255           1,649,329           1,571,935
  Depreciation                     2,864,521           2,730,938           2,536,920
 Customer operations               2,465,316           2,206,931           2,264,622
 Corporate operations              1,988,852           1,903,653           1,847,065
 Other operating expense             185,133             154,241             135,955
 Taxes other than income             305,938             316,006             269,968
                              $   13,027,468      $   12,050,713      $   11,455,136

(Continued)
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
Years Ended December 31, 1995, 1994 and 1993


                                      1995                1994               1993
     Operating income         $    8,891,682      $    8,178,465      $    6,874,750
Other income (expenses):
 Nonoperating income,
  less expenses                      991,202             302,420             (84,918)
 Interest expense                   (685,971)           (658,908)           (621,944)
 Gain on sale of assets            1,141,386                                 986,031
                                  10,338,299           7,821,977           7,153,919
Income taxes (Note 5)              3,572,956           2,577,641           2,481,764
                                   6,765,343           5,244,336           4,672,155
Minority interests                  (534,658)           (393,317)            (69,536)
     Net income               $    6,230,685       $   4,851,019       $   4,602,619

Net income per share          $         1.66       $        1.29       $        1.22

Cash dividends per share      $        0.480       $       0.375       $       0.300

Weighted average shares
 outstanding                       3,760,760            3,760,760          3,760,760



See Notes to Consolidated Financial Statements.
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Years Ended December 31, 1995, 1994 and 1993


                                 1995                1994               1993
Balance, beginning       $    29,876,064     $    26,435,330     $    22,960,939
 Net income                    6,230,685           4,851,019           4,602,619
                              36,106,749          31,286,349          27,563,558
 Cash dividends                1,805,165           1,410,285           1,128,228

Balance, ending          $    34,301,584     $    29,876,064     $    26,435,330





See Notes to Consolidated Financial Statements.
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1995, 1994 and 1993


                                            1995              1994             1993
Cash Flows From Operating Activities
 Net income                           $   6,230,685    $    4,851,019    $   4,602,619

Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization            2,864,521         2,730,938        2,536,920
 Deferred taxes                             323,680           (53,324)        (518,360)
 Gain on sale of assets                  (1,141,386)               -          (986,031)
 Investment losses                           43,763           207,510          276,205
 Minority share of income                   279,658           223,317           69,536
 Other                                       (4,551)          224,378          253,858
 Changes in assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                    (187,951)         (596,231)        (154,233)
    Material and supplies                  (411,084)           34,076           37,269
  Increase (decrease) in:
    Accounts payable                        396,307          (209,571)         172,802
    Income taxes payable                    (26,618)         (435,707)         176,989
 Other prepaids, deferrals
  and accruals                             (205,731)          305,220          166,554
     Net cash provided by
     operating activities                 8,161,293         7,281,625        6,634,128


(Continued)
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS(Continued)
Years Ended December 31, 1995, 1994 and 1993


                                            1995              1994             1993
Cash Flows From Investing Activities
  Purchases of property and equipment $  (6,697,476)   $   (3,356,079)   $  (3,762,267)
  Investment in direct financing leases     (39,038)         (332,213)         (74,733)
  Payments received on direct
   financing leases                          83,091            82,352          315,323
  Sale of lease residual                         -                 -         1,892,931
  Purchase of certificates of deposit    (1,252,016)         (930,911)              -
  Maturities of certificates of deposits    940,699           106,375               -
  Cash flows from securities (Note 2)    (2,427,349)         (810,461)              -
  Sale of investment securities                  -                 -           782,897
 Purchase of  investment securities              -                 -        (2,676,419)
     Net cash used in
     investing activities                (9,393,089)       (5,240,937)      (3,522,268)

Cash Flows From Financing Activities
 Dividends paid                       $  (1,805,165)   $   (1,410,285)   $  (1,128,228)
 Proceeds from notes payable                     -                 -           875,000
 Payment on notes payable                        -           (875,000)              -
 Proceeds from long-term debt               998,000           893,000          929,000
 Principal payments on long-term debt      (430,151)         (378,259)        (348,160)
     Net cash provided by (used in)
     financing activities                 (1,237,316)      (1,770,544)         327,612
     Net increase (decrease) in cash
     and cash equivalents                 (2,468,112)         270,144        3,439,472
Cash and cash equivalents:
 Beginning                                 8,574,559        8,304,415        4,864,943
 Ending                               $    6,106,447    $   8,574,559    $   8,304,415



(Continued)
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 1995, 1994 and 1993


                                            1995              1994             1993
Supplemental Disclosures of Cash Flow
 Information
 Cash payments for:
  Interest, net of capitalized interest
    of $39,070 in 1995                 $     683,313    $    661,029     $     623,715
 Income taxes                          $   3,081,596    $  3,013,201     $   2,820,772

Supplemental Schedule of Noncash
 Investing and Financing Activities
 Notes receivable exchanged for
 investment in stock                   $           -    $          -      $    103,000

 Common stock received in sale of
  equity investee                      $   1,446,942    $          -      $         -

 Change in classification of
  investments from cost method
  to available-for-sale (Note 2)       $   1,225,858    $           -      $        -

 Proceeds of long-term debt for
  stock in Rural Telephone Bank        $      49,900    $       44,650     $    46,450





See Notes to Consolidated  Financial Statements.
/TABLE

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Summary of Accounting Policies

The Company operates entirely in the telecommunications industry. The Company is a holding company which, through its subsidiaries, provides telephone service, cable television service, unregulated communications equipment and services, paging, mobile telephone, business radio, and cellular telephone services. In addition, through its subsidiaries, the Company finances purchases of telecommunications facilities and equipment and operates and maintains an interstate fiber optic network. The Company's operations are primarily located in the Northern Shenandoah Valley and the surrounding areas. A summary of the Company's significant accounting policies follows:

Principles of consolidation: The consolidated financial statements include the accounts of all wholly owned subsidiaries and those partnerships where effective control is exercised.
All significant intercompany accounts and transactions have been eliminated.

Accounting estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents: The Company considers all temporary cash investments with a purchased maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the FDIC insurance limit.

Securities and investments and accounting change: The Company has investments in debt and equity securities, which consist of shares of common and preferred stock and partnerships. Debt securities consist primarily of obligations of the U. S.
Government.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Summary of Accounting Policies (Continued)

The Company adopted the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, as of January 1, 1994. Statement 115 requires that management determine the appropriate classification of debt and equity securities that have readily determinable fair values. Classification is determined at the date of adoption, and thereafter at the date individual investment securities are acquired. The appropriateness of such classification is reassessed continually. The classification of those securities and the related accounting policies are as follows:

Held-to-maturity securities: These consist entirely of debt securities which are obligations of the U. S. Government. The Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are valued at amortized cost.

Available-for-sale securities: Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including changes in market conditions, liquidity needs and other similar factors. Securities available-for-sale are carried at fair value. Unrealized gains and losses are reportable as increases and decreases in stockholders' equity net of tax. Realized gains and losses, are determined on the basis of the cost of specific securities sold, are included in earnings.

Investments carried at cost: These investments are those where the Company does not have significant ownership and for which there is no ready market. Information regarding these and all other investments is reviewed continuously for evidence for impairment in value. No impairment was deemed to have occurred at December 31, 1995.

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

Property, plant and equipment:   Property, plant and equipment
is stated at cost. Accumulated depreciation is charged with the cost of property retired, plus removal cost, less salvage. Depreciation is determined under the remaining life method and straight-line composite rates. Depreciation provisions were approximately 5.7%, 5.7%, and 5.6% of average depreciable assets for the years 1995, 1994 and 1993, respectively.

Pension plan: The Company maintains a noncontributory defined benefit retirement plan covering substantially all employees. Pension benefits are based primarily on the employee's compensation and years of service. The Company's policy is to fund the maximum allowable contribution calculated under federal income tax regulations.

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

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Summary of Accounting Policies (Continued)

Revenue recognition: Local, access, toll and cellular revenues are recognized when earned regardless of the period in which they are billed. The Company has a telephone subsidiary which participates in the telephone revenue pooling and settlements process of the National Exchange Carriers Association.

Earnings per common share: Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. All per share amounts have been restated to give effect to stock splits.

Note 2.  Investments

As of January 1, 1994, the Company changed its method of accounting for equity securities having readily determinable fair values and all debt securities in accordance with FASB Statement No. 115. As provided by this statement, the 1993 comparative financial statements have not been restated for the change in accounting principle. Investments consist of the following:

Investment in held-to-maturity securities:

                              1995         1994        1993

U. S. Treasury securities,
 current                    $2,488,773  $ 950,750  $      -
U. S. Treasury securities,
 noncurrent (due within
 three years)                2,098,968    499,687         -
                            $4,587,741  $1,450,437 $      -

The fair market value approximates the carrying value for all held to maturity investments at December 31, 1995 and 1994. At
December 31, 1993, investments in debt securities were classified on the accompanying balance sheets as short-term investments and were recorded at amortized cost, which approximates market value.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.     Investments (Continued)

                                        1995         1994        1993
Investment in available-for-sale
securities:
 Orion Network Systems, Inc., Common
  (including unrealized gain of
   $142,263 in 1995)                 $1,444,855   $     -      $       -
 MFS Communications Company, Inc.
  (including unrealized gain of
    $210,750 in 1995)                   532,500         -              -
 Comsat Corporation
  (including unrealized gain of
   $16,123 in 1995)                      22,722         -              -
Total securities available for sale  $2,000,077   $     -      $       -

In 1995, the Company realized a gain of approximately $269,000 on the sale of available-for-sale securities.

Changes in the unrealized gain on available-for-sale securities:

Unrealized gain at January 1, 1995                             $       -
Unrealized gains during the year                                  369,136
Unrealized gains at December 31, 1995                             369,136
Related deferred tax effect                                       140,124
Unrealized gain included in stockholders' equity               $  229,012

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.     Investments (Continued)
Cash flows from purchases, sales, and maturities of securities:

                                                   1995           1994
Available-for-sale securities:
 Sales                                         $ 1,392,354     $       -
 Purchases                                         (83,335)            -

Held-to-maturity securities:
 Maturities                                      5,466,558        969,384
 Purchases                                      (8,603,862)    (1,450,439)

Other investments:
 Sales                                              63,751              -
 Purchases                                        (662,815)      (329,406)

Total                                          $(2,427,349)    $ (810,461)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.     Investments (Continued)

Other investments comprised of equity securities which do not have readily determinable fair values consist of the following:

                                            1995          1994         1993
Cost method:
 Orion Network Systems, Inc.           $             $ 1,552,592   $ 1,352,592
 Independent Telecommunications
  Network, Inc.                            773,600       773,600       773,600
 AvData Systems, Inc.                      149,860       149,860       149,860
 Rural Telephone Bank                      568,992       519,097       474,442
 Other                                     556,919       368,081       252,550
                                         2,049,371     3,363,230     3,003,044
Equity method:
 Virginia MetroTel                               -       633,627       855,104
 South Atlantic Venture Fund III L.P.      369,289             -             -
 Virginia Independent Telephone Alliance   206,138       234,888       269,266
 Rural Service Area - 6                    378,989       368,554       329,207
 Other                                     408,677        15,390         6,600
                                         1,363,093     1,252,459     1,460,177
Total other securities
and investments                      $   3,412,464   $ 4,615,689   $ 4,463,221

During the year ended December 31, 1995 Onion Network Systems,Inc. became publicly traded and was therefore reclassified from cost method to available-for-sale.

In January 1995, Virginia MetroTel was sold in exchange for stock of the acquiring company, MFS Communications Company, Inc. and approximately $59,000 in cash. A gain of approximately $872,000 resulted from the sale.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3.  Direct Financing Leases

The Company is the lessor of various telecommunications equipment under direct financing leases. The typical lease agreement is for a period of 2 to 10 years. The payments below are net of unearned lease income as of December 31, 1995.

Minimum Future Lease Payments                                       Amount
1996                                                             $    74,350
1997                                                                  70,841
1998                                                                  79,667
1999                                                                  20,718
2000                                                                  14,000
During the remaining term of the leases                               65,095
Total minimum future lease payments                              $   324,671

Investment in direct financing leases consists of the following:

                                                       December 31,
                                            1995          1994         1993
Minimum lease payments receivable      $   482,559   $   596,407  $  137,440
Unearned lease income                     (157,888)     (227,683)    (18,577)
                                       $   324,671   $   368,724  $  118,863

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4.  Long-Term Debt and Lines of Credit

Long-term debt is comprised of notes payable to the Rural Utilities Service
(RUS) and the Rural Telephone Bank (RTB) which are secured by assets, with a book value of approximately $36,000,000 and Industrial Development Bonds
(IDB) which bear interest at a floating rate based upon the bank's prime rate.

                        Interest
                         Rate              1995          1994         1993
RTB                     6.04% - 8%   $  9,765,672   $ 9,004,549   $ 8,300,813
RUS                        2% - 5%        716,562       819,945       924,289
IDB                77.7% of  prime         76,719       116,715       156,711
                                       10,558,953     9,941,209     9,381,813
Current maturities                        461,927       423,329       329,891
Total long-term debt                 $ 10,097,026   $ 9,5177.880  $ 9,051,922

The approximate annual debt maturities for the five years subsequent to December 31, 1995 are as follows:

Year                                                                  Amount
1996                                                              $   461,927
1997                                                                  483,928
1998                                                                  474,585
1999                                                                  499,013
2000                                                                  512,817
Later years                                                         8,126,683
                                                                  $10,558,953

The long-term debt agreements contain restrictions on the payment of dividends and redemption of capital stock.  The terms of the agreements require the maintenance of defined amounts of equity and working capital after payment of dividends.  Accordingly, approximately $18,309,000 of retained earnings was available for payment of dividends at December 31, 1995.
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Long-Term Debt and Lines of Credit (Continued)

As of December 31, 1995, the Company had no borrowings outstanding on other approved lines of credit for $4,500,000.

Long-term debt carries rates which approximate market rates for similar debt being issued. Therefore the carrying value of long-term debt is not significantly different than fair market value at December 31, 1995.

Note 5.  Income Taxes

The Company and its subsidiaries file consolidated tax returns. The provision for income taxes included in the consolidated statements of income consists of the following components:
                                               Years Ended December 31,
                                            1995         1994         1993
Current:
 Federal                                $ 2,837,187  $ 2,402,840  $ 2,642,516
 State                                      412,089      228,125      356,353
Total                                     3,249,276    2,630,965    2,998,869
Deferred:
 Federal                                    272,529      (72,622)   (452,481)
 State                                       51,151       19,298     (64,624)
Total                                   $   323,680   $  (53,324) $ (517,105)
Provision for income taxes              $ 3,572,956   $2,577,641  $2,481,764

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.      Income Taxes (Continued)

A reconciliation of income taxes determined using the statutory federal income tax rates to actual income taxes provided is as follows:

                                               Years Ended December 31,
                                           1995        1994         1993
Federal income tax expense at
 statutory rates                      $ 3,336,620  $ 2,525,744  $ 2,408,690
State income taxes net of federal
 tax benefit                              305,738      163,299      190,515
Amortization of investment tax credit     (75,701)     (75,701)     (75,701)
Other                                       6,299      (35,701)     (41,740)
Provision for income taxes            $ 3,572,956  $ 2,577,641  $ 2,481,764

Net deferred tax liabilities consist of the following at
December 31, 1995 and 1994:
                                           1995        1994         1993
Deferred tax liabilities:
 Accelerated depreciation             $ 4,106,119  $ 4,019,391  $ 3,877,476
 Unrealized gain on securities
  available for sale                      140,124           -            -
                                        4,246,243    4,019,391    3,877,476
Deferred tax assets:
 Accrued compensation costs                92,329       76,413       86,815
 Accrued pension costs                    105,084      139,432       92,396
 Equity investments                        83,512      268,532      184,460
 Other                                          -            -        1,168
                                          280,925      484,377      364,839
Net deferred tax liabilities          $ 3,965,318  $ 3,535,014  $ 3,512,637

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Pension Plan

The Company maintains a noncontributory defined benefit pension plan. The following table presents the plan's funded status and amounts recognized in the Company's consolidated balance sheets.

                                        1995         1994        1993
Actuarial present value of benefit
obligations:
  Vested                            $ 2,645,748   $ 2,263,951  $ 2,091,910
  Nonvested                              52,826        62,286       63,968
Accumulated benefit obligations     $ 2,698,574   $ 2,326,237  $ 2,155,878

Projected benefit obligation for
service rendered to date            $ 4,408,161   $ 3,800,239  $ 3,573,241
Plan assets at fair value,
common stocks and bonds               4,449,840     3,676,436    3,839,827

Plan assets in excess (deficient)
of projected benefit obligation    $    261,679   $  (123,803) $   266,586
Unrecognized prior service cost         278,513       299,218      319,923
Unrecognized transition asset at
 January 1, 1987,  being recognized
 over 17 years                         (239,234)     (267,978)    (296,722)
Unrecognized net gain                  (621,588)     (276,453)    (553,163)
Net pension liability              $   (320,630)  $  (369,016) $  (263,376)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Pension Plan (Continued)


Net pension cost included the following components:

                                          1995          1994        1993
Service costs (benefits earned)    $    147,568   $   143,072  $   123,592
Interest cost on projected benefit
 obligation                             280,691       263,693      246,235
Actual (return) loss on plan assets    (914,207)       46,130     (455,124)
Net amortization and deferral           634,762      (347,255)     183,789
Net periodic pension cost          $    148,814   $   105,640  $    98,492

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.      Pension Plan (Continued)

Assumptions used by the Company in the determination of pension plan information consisted of the following at December 31, 1995, 1994 and 1993:

                                                   1995   1994    1993
Discount rate                                      7.50%  7.50%   7.50%
Rate of increase in compensation levels            5.50   5.50    5.50
Expected long-term rate of return on plan assets   7.50   7.50    7.50


Note 7.  Reclassification

Certain amounts on the 1994 and 1993 financial statements have been reclassified, with no effect on net income, to conform with the classifications adopted in 1995.


Note 8.  Proposed Stock Incentive Plan

On January 8, 1996, the Board of Directors adopted a Company Stock Incentive Plan to be proposed for stockholders' approval at the Annual Meeting to be held April 16, 1996. A maximum of 240,000 shares of common stock may be awarded for a period of 10 years under the proposed Plan. Subject to certain restrictions, it is expected that full-time employees of the Company will be eligible to participate in the Plan.
/TABLE

EXHIBIT 21.    LIST OF SUBSIDIARIES

               The following are all subsidiaries of Shenandoah
               Telecommunications Company:

               - Shenandoah Telephone Company

               - ShenTel Service Company

               - Shenandoah Cable Television Company

               - Shenandoah Long Distance Company

               - Shenandoah Valley Leasing Company

               - Shenandoah Mobile Company

               - Shenandoah Network Company

               - Shenandoah Personal Communications Company