Form 10-Q
period 1996-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 1996-05-10
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

                          Form 10-Q


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


              For Quarter Ended March 31, 1996

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

         Class                  Outstanding at March 31, 1996
Common Stock, No Par Value                3,760,760 Shares

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
                   CONSOLIDATED BALANCE SHEETS

                             ASSETS


                             March 31, 1996   December 31, 1995

CURRENT ASSETS
Cash & Cash Equivalents           $ 5,646,245       $ 6,106,447
Certificates of Deposit             1,254,084         1,242,228
Investments Held to Maturity        2,489,694         2,488,773
Accounts Receivable                 3,117,922         3,068,379
Investment in Direct
 Financing Leases -
  Current Portion                      74,350            74,350
Materials                           2,293,123         1,922,090
Prepaid and Other
 Current Assets                       272,594           406,653

  Total Current Assets            $15,148,012       $15,308,920

NONCURRENT ASSETS
Investment in available for
 sale Securities                  $ 1,993,270       $ 2,000,077
Investment in held-to-maturity
 securities                         2,098,969         2,098,968
Other investments                   3,451,022         3,412,464
Investment in Direct
 Financing Leases                     228,276           250,321

  Total Noncurrent Assets         $ 7,771,537       $ 7,761,830

PLANT, PROPERTY AND EQUIPMENT
Plant in Service                  $55,396,601        $53,316,016
Plant Under Construction            2,845,193          2,372,750
Less Accumulated Depreciation      19,477,949         18,862,526

 Net Plant, Property,
  and Equipment                   $38,763,845        $36,826,240


TOTAL ASSETS                      $61,683,394        $59,896,990




See accompanying notes to consolidated financial statements.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
                   CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY

                             March 31, 1996   December 31, 1995
CURRENT LIABILITIES
Current Maturities of
 Long-Term Debt                $   461,927         $   461,927
Accounts Payable                   787,968             813,887
Advance Billing                    496,009             625,559
Customer Deposits                  104,735             107,509
Accrued construction costs         930,938           1,097,844
Other Current Liabilities          768,481           1,066,225
Income Taxes Payable               635,999                   0
Other Accrued Taxes                178,043              85,804

 Total Current Liabilities     $ 4,364,100         $ 4,258,755

LONG TERM DEBT,
LESS CURRENT MATURITIES        $ 9,981,163         $10,097,026

OTHER LIABILITIES AND
DEFERRED CREDITS
Deferred Investment
 Tax Credits                   $   348,732         $   367,143
Deferred Income Taxes            4,072,958           3,965,318
Pension and Other                  455,638             438,324

 Total Other Liabilities
  and Deferred Credits         $ 4,877,328         $ 4,770,785

Minority interests             $ 1,620,592         $ 1,499,151

STOCKHOLDERS' EQUITY
Common Stock, no par,
 8,000,000 shares authorized
 (3,760,760 shares issued and
 outstanding)                  $ 4,740,677         $ 4,740,677
Retained Earnings               35,675,132          34,301,584
Unrealized Gain on available-
 for-sale securities, net          424,402             229,012

 Total Stockholders' Equity    $40,840,211         $39,271,273

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY           $61,683,394         $59,896,990

See accompanying notes to consolidated financial statements.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

                                      Three months ended
                                            March 31
                                    1996                1995
OPERATING REVENUES
  Telephone Revenues
   Local Service                  $790,812            $751,840
   Access                        1,773,788           1,615,985
   Toll                              4,355               3,474
   Miscellaneous:
    Directory                      283,668             293,115
    Facility Leases                433,198             418,503
    Billing & Collection           114,042             106,069
    Other Miscellaneous             29,160              27,511

  Total Telephone Revenues       3,429,023           3,216,497
  Cable Television Revenues        220,134             214,642
  ShenTel Service Revenues         393,562             417,438
  Leasing Revenues                   4,609               6,093
  Mobile Revenues                1,367,139           1,051,865
  Long Distance Revenues           284,352             288,608
  Network Revenues                 123,843             123,843

  Total Revenues and Sales       5,822,662           5,318,986

OPERATING EXPENSES
 Cost of Products and
  Services Sold                    273,941             211,960
 Line Costs                        134,581             131,264
 Plant Specific                    524,398             434,202
 Plant Non-Specific:
  Network & Other                  661,936             410,550
  Depreciation and Amortization    802,521             683,470
  Customer Operations              764,042             555,888
  Corporate Operations             519,644             468,047
  Other Operating Income & Expense  46,366              45,451
  Taxes Other Than Income          100,302              85,344

  Total Operating Expenses       3,827,731           3,026,176


See accompanying notes to consolidated financial statements.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

                                        Three months ended
                                              March 31
                                       1996             1995

OPERATING EXPENSES (Continued)
  Operating Income                  1,994,931         2,292,810
  Gain on Sale of Investment          228,250           872,125
  Non-Operating Income
   less Expenses                      194,003           186,812
  Interest Expense                   (141,260)         (179,033)

  Income Before Income Taxes        2,275,924         3,172,714

  Provision for Income Taxes          780,935         1,128,444

  Net Income Before
   Minority Interest                1,494,989         2,044,270

  Minority Interest                  (121,441)         (109,836)

  Net Income                       $1,373,548         $1,934,434

EARNINGS PER SHARE
 Weighted Average Common
  Shares Outstanding                3,760,760          3,760,760

 Net Income per share                   $0.37              $0.51











See accompanying notes to consolidated financial statements.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
              CONSOLIDATED STATEMENTS OF CASH FLOW
                           (UNAUDITED)


                                     THREE MONTHS ENDED MARCH 31

                                          1996          1995

CASH FLOWS FROM OPERATING
ACTIVITIES
  Net Income                            $1,373,548    $1,934,434

Adjustments to reconcile net income
to net cash provided by operating
activities:
 Depreciation and Amortization          $  802,521    $  683,470
 Deferred taxes                            (30,838)      158,232
 Gain on Sale of Equity investment        (228,250)     (872,125)
 Investment (Gains)/Losses                 (32,925)      (38,725)
 Minority Share of Income                  121,441       109,836
 Other                                      99,515        11,226
 Decrease (increase) in
  Accounts receivable                      (49,543)      217,407
  Materials, Prepaid and Other            (399,834)       39,492
 Increase (decrease) in
  Accounts Payable                         (25,919)       (2,954)
  Income taxes payable                     798,859       922,390
  Deferrals and accruals                  (317,747)     (133,716)

  Net cash provided by
   operating activities                 $2,110,828    $3,028,967








See accompanying notes to consolidated financial statements.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
              CONSOLIDATED STATEMENTS OF CASH FLOW
                           (UNAUDITED)


                                     THREE MONTHS ENDED MARCH 31

                                          1996          1995


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property
   and Equipment                      ($3,006,185)  ($1,227,733)
  Investment in Direct
   Financing Leases                          (746)      (26,378)
  Payments Received on Direct
   Financing Leases                        22,791        23,606
  Purchase of Certificates of Deposit    (111,856)     (205,255)
  Sale of Certificates of Deposit         100,000             0
  Purchase of Investments Securities      (40,053)   (1,520,701)
  Sales of Investments Securities         549,400        58,810
  Cash flows from Securities               31,482        99,144
  Proceeds from matured
   note receivable                              0       375,000

  Net cash used in
   investing activities               ($2,455,167)  ($2,423,507)


CASH FLOWS FROM
FINANCING ACTIVITIES
 Proceeds from notes payable                  $0             $0
 Principal payments on
  long term debt                        (115,863)      (103,512)


  Net cash used in
   financing activities                 (115,863)      (103,512)


NET INCREASE/(DECREASE) IN CASH        ($460,202)      $501,948

CASH AND CASH EQUIVALENTS:
  Beginning                            6,106,447      6,270,849

  Ending                             $ 5,646,245    $ 6,772,797


See accompanying notes to consolidated financial statements.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Shenandoah Telecommunications Company's financial position as of March 31, 1996 and the results of operations and cash flows for the three month periods ended March 31, 1995 and 1994.

     While the Company believes that the disclosures presented are adequate, to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's annual report in Form 10-K.

2. Earnings per share of common stock have been determined by using the weighted average number of shares outstanding during the period.


3.   The results of operations for the three-month period ended
     March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


4. The Company signed a letter of intent in February 1996 to acquire the Shenandoah County assets of FrontierVision Operating Partners, LP. The Company expects to finalize the definitive agreement for this purchase in the second or third quarter of 1996.



PAGE

                            SHENANDOAH TELECOMMUNICATIONS COMPANY
                                         AND SUBSIDIARY COMPANIES

                               ITEM II, MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Summary
              The following tables set forth, for the periods indicated, the percentages which certain items reflected in the financial data bear to total operating revenues and the percentage increase of such items as compared to the indicated
         prior period:

                                         RELATIONSHIP TO              PERIOD TO PERIOD
                                    TOTAL OPERATING REVENUES        INCREASE OR DECREASE

                                          Three months ended           Three months ended
                                              March 31                      March 31
                                           1996      1995                1996-95   1995-94
    OPERATING REVENUES
      Telephone Revenues
         Local Service                      13.6%    14.1%                5.2%     11.7%
         Access                             30.5%    30.4%                9.8%     -6.2%
         Toll                                0.1%     0.1%               25.4%     33.5%
         Miscellaneous:
          Directory                          4.9%     5.5%               -3.2%     10.9%
          Facility Leases                    7.4%     7.9%                3.5%     85.3%
          Billing & Collection               2.0%     2.0%                7.5%     -6.4%
          Other Miscellaneous                0.5%     0.5%                6.0%    -50.7%

      Total Telephone Revenues              59.0%    60.5%                6.6%      5.2%
      Cable Television Revenues              3.8%     4.0%                2.6%     27.2%
      ShenTel Service Revenues               6.8%     7.8%               -5.7%     48.2%
      Leasing Revenues                       0.1%     0.1%              -24.4%     50.3%
      Mobile Revenues                       23.3%    19.9%               30.0%     16.1%
      Long Distance Revenues                 4.9%     5.4%               -1.5%     -1.6%
      Network revenues                       2.1%     2.3%                0.0%     54.4%
                                          -------   ------            --------  --------
      Total Revenues and Sales             100.0%   100.0%                9.5%     11.0%

                                   SHENANDOAH TELECOMMUNICATIONS COMPANY
                                         AND SUBSIDIARY COMPANIES

                               ITEM II, MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                         RELATIONSHIP TO              PERIOD TO PERIOD
                                    TOTAL OPERATING REVENUES        INCREASE OR DECREASE

                                          Three months ended           Three months ended
                                              March 31                      March 31
                                           1996      1995                1996-95   1995-94
    OPERATING EXPENSES
      Cost of Products and Services Sold     4.7%     4.0%               29.2%    131.3%
      Line Costs                             2.3%     2.5%                2.5%     -0.2%
      Plant Specific                         9.0%     8.2%               20.8%      2.1%
      Plant Non-Specific:
         Network & Other                    11.4%     7.7%               61.2%     -5.3%
         Depreciation and Amortization      13.8%    12.8%               17.4%      4.4%
      Customer Operations                   13.1%    10.5%               37.4%     -4.2%
      Corporate Operations                   8.9%     8.8%               11.0%      5.4%
      Other Operating Income & Expense       0.8%     0.9%                2.0%     28.2%
      Taxes Other Than Income                1.7%     1.6%               17.5%     13.7%
                                          -------   ------            --------  --------
      Total Operating Expenses              65.7%    57.0%               26.5%      5.4%

      Operating Income                      34.3%    43.0%              -13.0%     19.4%
      Gain on Sale of Investment             3.9%    16.4%              -73.8%      N/A
      Non-Operating Income less Expenses     3.3%     3.5%                3.8%   2743.4%
      Interest Expense                      -2.4%    -3.4%              -21.1%      3.6%
      Income Before Income Taxes            39.1%    59.5%              -28.3%     81.0%
      Provision for Income Taxes            13.4%    21.2%              -30.8%     86.5%
      Net Income Before Minority Interest   25.7%    38.3%              -26.9%     78.0%
      Minority Interest                     -2.1%    -2.1%               10.6%     88.5%
      Net Income                            23.6%    36.2%              -29.0%     77.5%
                                          =======   ======            ========  ========
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

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

     The most significant revenue contributors are regulated telephone local exchange company accounting for 58.9% of revenue and the cellular dominated operations of the Mobile subsidiary, accounting for 23.3% of revenue during the most recent quarter.
Other significant services provided are paging, newly emerging personal communications services (PCS), cable television, Internet access, long distance, and fiber facilities and towers leased to other telecommunications carriers. The Company also sells and leases equipment, mainly related to services provided.
The Company also participates in emerging technologies by direct investment in non-affiliated companies.


RESULTS OF OPERATIONS


     The Company's largest source of revenue continues to be for access to the Company's local exchange network by interexchange carriers. The volume for approximately two-thirds of these access revenues generally tracks with changes in minutes of use.
The minutes of use during the first quarter of 1996 increased
14.6% over the total minutes of use in the first quarter of 1995, leading to the 12.9% increase in the associated revenues. The total access revenue increase was not as large as the minutes of use increase, principally due to a major growth in the non-traffic sensitive elements.

     First quarter cable television revenues increased 2.6% over the first quarter of 1995. The increase was due to an increase in the customer base of 3.2%. The Company recently announced that it had signed a letter of intent to acquire CATV assets located in our service area. Management has not estimated the effect this acquisition will have on CATV revenues.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

     The decrease in the ShenTel Service revenues category for 1996 compared to 1995, is due to decreases in retail equipment sales, sales commissions, and equipment rentals. Equipment sales were $71,213 or 30.0% less during the first quarter of 1996 compared to the same period in 1995. Sales commissions and equipment rentals decreased $11,898 and $8,273 respectively compared to a year earlier. Offsetting this decrease is an increase in revenues from our Internet Service operation of $73,536 or 690.5% compared to the first quarter of 1995. This increase is due to the increasing customer base. The Company began offering local access to the Internet in 1994.

     Financing lease revenues are chiefly for leases and rentals of customer premise equipment such as PBXs and home satellite dishes sold through Company subsidiaries.

     The Mobile revenues are mainly comprised of revenues from wireless communications services. First quarter 1996 local cellular revenues increased $146,422 or 28.6% compared to the same period in 1995. First quarter 1996 outcollect roamer revenues increased $143,853 or 28.8% compared to the same period in 1995. The increase in local cellular revenues was due to a 38.6% increase in the customer base from the end of the first quarter of 1995. Included in local cellular revenues are revenues for the sale of phones. These revenues were down 31.1% in the first quarter of 1996 compared to the same period in 1995.
This was due to promotional discounts given on the sale phones in 1996. The promotional pricing began in the fourth quarter of 1995.

     Total payroll costs (including capitalized costs) in the first quarter of 1996 increased $291,248 or 24.8% compared to the same period in 1995. The increase is due to an increase in full-time equivalent employees, primarily due to the start-up of the Internet Service and Personal Communications Services operations.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

     The expense category with the largest increase in the first quarter of 1996 over the first quarter of 1995 was Network and Other. The 61.2% increase was due primarily to facilities costs attributed to our Internet Service operation and to network costs for our wireless businesses. First quarter 1996 facilities costs of $81,504 for our Internet access business, were 553.3% higher than for the first quarter of 1995. Costs for incollect roaming on our cellular network for the first quarter of 1996, increased
$52,504 or 32.2% compared to the first quarter of 1995. Network costs for our PCS operation were $58,426 during the first quarter of 1996. The build out of this network began in late 1995 and so no costs were recorded during the first quarter of 1995.

     Depreciation and amortization, our largest expense category, was 17.4% higher in the first quarter of 1996 compared to the same period in 1995. This is due to the increased pace of plant acquisition for the twelve months ended March 31, 1996. During this period, expenditures for construction and purchases of property and equipment equaled $8,475,928. Comparable expenditures during the twelve month period ended March 31, 1995 equaled $3,914,654.

     First quarter 1996 customer operations increased 37.4% compared to the same period in 1995. These costs are for the marketing and sales, billing, and customer service functions. As with the network and other category, increases for the Internet access, cellular, and PCS businesses are primarily responsible for the increase.

     The increase in Taxes Other Than Income, comprised primarily of property taxes, was due to the increase in capital expenditures discussed above.

     The Non-operating Income Less Expenses category consists mainly of the income or loss from investments made by the Company. Interest income from certificates of deposit and held to maturity securities increased 9.6% despite the total amount invested at March 31, 1996 decreasing 12.4% compared to March 31,
1995. This was due to increasing the portion invested in longer term securities. Income from investments in non affiliated companies accounted for by the equity method, had a decrease of $6,275 or 13.3%.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

     The Company, along with other telecommunications providers, founded Virginia Metrotel to construct and operate a fiber optic network in the Richmond, Virginia metropolitan area. The fiber network would provide competitive access to businesses in the area. As a result of a strategic change, it was agreed to sell this business to MFS Communications Company. The Company recognized a gain on the sale in January 1995. The amount of the gain was $872,125. The Company recognized further gains of $269,261 on subsequent sales of MFS stock in 1995. In January of 1996 the Company completed the sale of the remaining MFS stock, resulting in a gain on the sale of $228,250.


LIQUIDITY AND CAPITAL RESOURCES

     The Company continued to generate a cash flow from operations that adequately met the Company's need for cash in the first quarter 1996. Other available sources of liquidity are $4,500,000 in unsecured lines of credit with two local banks. No advances have been made from these lines of credit in 1996. The
Company has a loan agreement with the Rural Telephone Bank in the amount of $9,240,000. The Company received an advance of $1,047,900 in August of 1995. As of April 30, 1996, the Company has received advances in the amount of $4,433,900. Expenditure of these loan funds is limited to capital projects for the regulated local exchange carrier.

     As discussed above, the Company recently began participating in the new personal communications services (PCS) business. This will require significant investment in new plant and equipment.
The Company has a material contractual commitment for these capital expenditures, requiring the build out of our PCS network within a certain time period. The Company has budgeted approximately $6,000,000 for PCS-related new plant in 1996, and anticipates additional cash flow requirements for inventory and initial operating losses.

     In addition, the Company signed a letter of intent in February 1996 to acquire the Shenandoah County cable television assets of FrontierVision Operating Partners, L.P. The Company expects to finance these cash needs, as well as budgeted capital expenditures of approximately $8,000,000 for our other subsidiaries through internally generated cash flows, additional advances from the RTB note, and new debt of approximately $25 million. The Company signed a commitment letter with CoBank on May 3, 1996 for this new debt. PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY


                             PART II


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

                          SHENANDOAH TELECOMMUNICATIONS COMPANY
                          (Registrant)




May 9, 1996                 CHRISTOPHER E. FRENCH
                          Christopher E. French
                          President



May 9, 1996                LAURENCE F. PAXTON
                          Laurence F. Paxton
                          Vice President - Finance




