Form 10-Q
period 1996-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 1996-08-14
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            Form 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

               For Quarter Ended June 30, 1996

                  Commission File Number 0-9881

              SHENANDOAH TELECOMMUNICATIONS COMPANY
     (Exact name of registrant as specified in its charter)


       Virginia                                 54-1162806
(State or other jurisdiction                (I.R.S. Employer
of incorporation or                         Identification
organization)                               Number)


             P.O. Box 459, Edinburg, Virginia 22824
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


          Class                    Outstanding at August 12, 1996
Common Stock, No Par Value                3,760,760 Shares
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY





                              INDEX



                                                       Page
                                                       Number

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
           June 30, 1996 and December 31, 1995          1 - 3

          Consolidated Statements of Income
           Three and Six Months Ended
            June 30, 1996 and 1995                      4 - 6

          Consolidated Statements of Cash Flow
           Six Months Ended
            June 30, 1996 and 1995                      7 - 8

          Notes To Consolidated Financial
           Statements                                       9

Item II.  Management's Discussion and Analysis of
           Financial Condition and Results of
            Operations                                 10 - 16


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters To a Vote
           of Security Holders                         17 - 18

Item 6.   Exhibits and Reports On Form 8-K                  18

          Signatures                                        19
PAGE

                           SHENANDOAH TELECOMMUNICATIONS COMPANY
                                 AND SUBSIDIARY COMPANIES

                               PART I, FINANCIAL INFORMATION
                               ITEM I, FINANCIAL STATEMENTS
                                CONSOLIDATED BALANCE SHEETS

                                          ASSETS

                                                  June 30, 1996     December 31, 1995
CURRENT ASSETS
  Cash & Cash Equivalents                           $4,863,872          $6,106,447
  Certificates of Deposit                            1,331,366           1,242,228
  Investments Held to Maturity                       1,151,123           2,488,773
  Accounts Receivable                                3,161,055           3,068,379
  Leases Receivable (Net)                               74,350              74,350
  Materials                                          2,408,770           1,922,090
  Prepaid and Other Current Assets                     255,730             406,653
                                                     ---------           ---------
  Total Current Assets                             $13,246,266         $15,308,920
                                                     ---------           ---------
NONCURRENT ASSETS
  Investment in available for sale Securities       $1,888,910          $2,000,077
  Investment in held-to-maturity securities          2,622,404           2,098,968
  Other investments                                  3,084,160           3,412,464
  Investment in Direct Financing Leases                229,016             250,321
                                                     ---------           ---------
  Total Noncurrent Assets                           $7,824,490          $7,761,830
                                                     ---------           ---------
PLANT, PROPERTY AND EQUIPMENT
  Plant in Service                                  $56,769,893         $53,316,016
  Plant Under Construction                            4,540,868           2,372,750
  Less Accumulated Depreciation                      20,202,536          18,862,526
                                                     ----------          ----------
  Net Plant, Property, and Equipment                $41,108,225         $36,826,240
                                                     ----------          ----------
TOTAL ASSETS                                        $62,178,981         $59,896,990
                                                     ==========          ==========
            See accompanying notes to consolidated financial statements.PAGE

                           SHENANDOAH TELECOMMUNICATIONS COMPANY
                                 AND SUBSIDIARY COMPANIES

                               PART I, FINANCIAL INFORMATION
                               ITEM I, FINANCIAL STATEMENTS
                                CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                June 30, 1996 December 31, 1995
CURRENT LIABILITIES
  Current Maturities of Long-Term Debt             $461,927            $461,927
  Accounts Payable                                  479,507             813,887
  Advance Billing                                   369,334             625,559
  Customer Deposits                                 101,863             107,509
  Accrued construction costs                        198,137           1,097,844
  Other Current Liabilities                         891,586           1,066,225
  Income Taxes Payable                               10,339                   0
  Other Accrued Taxes                               252,259              85,804
                                                  ---------           ---------
  Total Current Liabilities                      $2,764,952          $4,258,755
                                                  ---------           ---------
LONG TERM DEBT, LESS CURRENT MATURITIES         $10,978,182         $10,097,026
                                                 ----------          ----------
OTHER LIABILITIES AND DEFERRED CREDITS
  Deferred Investment Tax Credits                  $329,807            $367,143
  Deferred Income Taxes                           4,029,999           3,965,318
  Pension and Other                                 487,448             438,324
                                                  ---------           ---------
  Total Other Liabilities and Deferred Credits   $4,847,254          $4,770,785
                                                  ---------           ---------
Minority interests                               $1,546,013          $1,499,151
                                                  ---------           ---------
            See accompanying notes to consolidated financial statements.
PAGE

                           SHENANDOAH TELECOMMUNICATIONS COMPANY
                                 AND SUBSIDIARY COMPANIES

                               PART I, FINANCIAL INFORMATION
                               ITEM I, FINANCIAL STATEMENTS
                                CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June 30, 1996 December 31, 1995
STOCKHOLDERS' EQUITY
  Common Stock, no par, 8,000,000 shares
    authorized (3,760,760 shares issued and
    outstanding)                                  $4,740,677          $4,740,677
  Retained Earnings                               36,942,246          34,301,584
  Unrealized Gain on available-for-sale securities   359,657             229,012
                                                  ----------          ----------
  Total Stockholders' Equity                     $42,042,580         $39,271,273
                                                  ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $62,178,981         $59,896,990
                                                  ==========          ==========




               See accompanying notes to consolidated financial statements.
PAGE

                               SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                                   PART I, FINANCIAL INFORMATION
                                   ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)
                                           Three months ended           Six  months ended
                                                June 30                     June 30
                                     -------------------------   ---------------------------
                                        1996          1995           1996           1995
OPERATING REVENUES                      ----          ----           ----           ----
  Telephone Revenues
     Local Service                     $811,613      $764,253     $1,602,425     $1,516,093
     Access                           1,696,340     1,607,465      3,470,128      3,223,450
     Toll                                 4,412         3,314          8,767          6,788
     Miscellaneous:
      Directory                         296,408       271,595        580,076        564,710
      Facility Leases                   451,974       425,262        885,172        843,765
      Billing & Collection              108,967        73,275        223,009        179,344
      Other Miscellaneous                23,068        31,280         52,228         58,791
                                      ---------     ---------      ---------      ---------
  Total Telephone Revenues            3,392,782     3,176,444      6,821,805      6,392,941
  Cable Television Revenues             221,843       216,922        441,977        431,564
  ShenTel Service Revenues              380,664       266,443        774,226        683,881
  Leasing Revenues                        5,163         6,438          9,772         12,531
  Mobile Revenues                     1,674,507     1,239,610      3,041,646      2,291,475
  Long Distance Revenues                249,376       273,981        533,728        562,589
  Network Revenues                      123,842       123,842        247,685        247,685
                                      ---------     ---------      ---------      ---------
  Total Revenues and Sales            6,048,177     5,303,680     11,870,839     10,622,666
                                      ---------     ---------      ---------      ---------

            See accompanying notes to consolidated financial statements.PAGE

                               SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                                   PART I, FINANCIAL INFORMATION
                                   ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)
                                           Three months ended           Six  months ended
                                                June 30                     June 30
                                     -------------------------   ---------------------------
                                        1996          1995           1996           1995
OPERATING EXPENSES
  Cost of Products and Services Sold    249,042       115,315        522,983        327,275
  Line Costs                             90,860       115,745        225,441        247,009
  Plant Specific                        502,049       484,915      1,026,447        919,117
  Plant Non-Specific:
     Network & Other                    801,581       484,608      1,463,517        895,158
     Depreciation and Amortization      815,439       707,211      1,617,960      1,390,681
  Customer Operations                   830,548       571,742      1,594,590      1,127,630
  Corporate Operations                  556,244       466,496      1,075,888        934,543
  Other Operating Income & Expense       47,435        46,565         93,801         92,016
  Taxes other than income               101,684        81,835        201,986        167,179
                                      ---------     ---------      ---------      ---------
  Total Operating Expenses            3,994,882     3,074,432      7,822,613      6,100,608
                                      ---------     ---------      ---------      ---------
  Operating income                    2,053,295     2,229,248      4,048,226      4,522,058

  Gain on Sale of Investment                  0             0        228,250        872,125
  Non-operating income less expenses    242,528       251,845        436,531        438,657
  Interest expense                      128,418       171,659        269,678        350,692
                                      ---------     ---------      ---------      ---------
  Income before taxes                 2,167,405     2,309,434      4,443,329      5,482,148
  Provision for income taxes            719,871       779,998      1,500,806      1,908,442
                                      ---------     ---------      ---------      ---------
  Net income before minority interest 1,447,534     1,529,436      2,942,523      3,573,706
  Minority interest                    (180,421)     (145,144)      (301,862)      (254,980)
  Net Income                         $1,267,113    $1,384,292     $2,640,661     $3,318,726
                                       ========      ========      =========      =========
            See accompanying notes to consolidated financial statements.PAGE

                               SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                                   PART I, FINANCIAL INFORMATION
                                   ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                           Three months ended           Six  months ended
                                                June 30                     June 30
                                     -------------------------   ---------------------------
                                        1996          1995           1996           1995
EARNINGS PER SHARE
  Weighted Average Common
  Shares Outstanding                  3,760,760     3,760,760      3,760,760      3,760,760
                                        =======       =======        =======        =======

  Net Earnings per Share                  $0.34         $0.37          $0.70          $0.88
                                        =======       =======        =======        =======


            See accompanying notes to consolidated financial statements.
PAGE

                                     SHENANDOAH TELECOMMUNICATIONS COMPANY
                                           AND SUBSIDIARY COMPANIES

                                        PART I, FINANCIAL INFORMATION
                                        ITEM I, FINANCIAL STATEMENTS

                                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                                (UNAUDITED)


                                                             SIX MONTHS ENDED JUNE 30

                                                             1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                               $2,640,661          $3,318,726

  Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and Amortization                            1,617,960           1,390,681
   Deferred taxes                                             (53,107)            185,020
   Gain on Sale of Equity investment                         (228,250)           (872,125)
   Investment (Gains)/Losses                                 (140,082)           (119,532)
   Minority Share of Income                                    46,862             254,980
   Payment to Pension Fund                                          0            (176,186)
   Other                                                      143,002             122,652
   Decrease (increase) in
     Accounts receivable                                      (92,676)            100,047
     Materials and Supplies                                  (486,680)           (265,477)
   Increase (decrease) in
     Accounts Payable                                        (334,380)            123,812
     Income taxes payable                                     173,199             137,856
   Other prepaids, deferrals, and accruals                   (228,407)           (171,804)
                                                       ---------------     ---------------
  Net cash provided by operating activities                 3,058,102           4,028,650
                                                       ---------------     ---------------
               See accompanying notes to consolidated financial statements.
PAGE

                                     SHENANDOAH TELECOMMUNICATIONS COMPANY
                                           AND SUBSIDIARY COMPANIES

                                        PART I, FINANCIAL INFORMATION
                                        ITEM I, FINANCIAL STATEMENTS
                                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                                (UNAUDITED)

                                                        SIX MONTHS ENDED JUNE 30
                                                        1996                1995
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of Property and Equipment             (6,941,932)         (2,612,565)
  Investment in Direct Financing Leases             (21,854)            (36,184)
  Payments Received on Direct Financing Leases       43,159              45,056
  Purchase of Certificates of Deposit              (611,856)         (1,271,970)
  Sale of Certificates of Deposit                   522,718             441,564
  Purchase of Investments Securities               (563,488)         (3,549,591)
  Sales of Investments Securities                 2,249,231           1,159,670
  Cash flows from Securities                        142,189             183,298
  Proceeds from matured note receivable                   0             375,000
                                              --------------     ---------------
  Net cash used by investing activities          (5,181,833)         (5,265,722)
                                               -------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long term debt                    1,117,000                   0
  Principal payments on long term debt             (235,844)           (211,375)
                                             ---------------     ---------------
  Net cash used by financing activities             881,156            (211,375)
                                             ---------------     ---------------
NET INCREASE / (DECREASE) IN CASH                (1,242,575)         (1,448,447)

CASH AND CASH EQUIVALENTS:                   ---------------     ---------------
  Beginning                                        6,106,447           6,270,849
                                             ---------------     ---------------
  Ending                                          $4,863,872          $4,822,402
                                             ===============     ===============
                    See accompanying notes to consolidated financial statements.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly
     Shenandoah Telecommunications Company's financial position as of June 30, 1996 and the results of operations and cash flows for the six month periods ended June 30, 1996 and 1995.

     While the Company believes that the disclosures presented are adequate, to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's annual report in Form 10-K.

2. The results of operations for the three-month and six-month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


3. The Company signed a letter of intent in February 1996 to acquire the Shenandoah County assets of FrontierVision
     Operating Partners, LP. The Company signed the definitive agreement for this purchase on July 30, 1996.

4. The Company signed a note with CoBank on August 2, 1996 to borrow up to $25 million. The Company expects to begin drawing these funds in the third quarter of 1996.

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
                                    TOTAL OPERATING REVENUES         INCREASE OR DECREASE

                           Three months   Six months     Three months        Six months
                           ended June 30  ended June 30  ended June 30     ended June 30
                            1996   1995    1996   1995   1996-95  1995-94  1996-95 1995-94
OPERATING REVENUES
  Telephone Revenues
     Local Service          13.4%   14.4%  13.5%  14.3%    6.2%     5.9%     5.7%     8.7%
     Access                 28.0%   30.3%  29.2%  30.3%    5.5%     3.5%     7.7%    -1.6%
     Toll                    0.1%    0.1%   0.1%   0.1%   33.1%  -116.4%    29.2%  -138.7%
     Miscellaneous:
      Directory              4.9%    5.1%   4.9%   5.3%    9.1%     8.3%     2.7%     9.6%
      Facility Leases        7.5%    8.0%   7.5%   7.9%    6.3%    12.7%     4.9%    39.9%
      Billing & Collection   1.8%    1.4%   1.9%   1.7%   48.7%   -32.6%    24.3%   -19.3%
      Other Miscellaneous    0.4%    0.6%   0.4%   0.6%  -26.3%   -39.3%   -11.2%   -45.2%

  Total Telephone Revenues  56.1%   59.9%  57.5%  60.2%    6.8%     4.4%     6.7%     4.8%
  Cable Television Revenues  3.7%    4.1%   3.7%   4.1%    2.3%    24.3%     2.4%    25.7%
  ShenTel Service Revenues   6.3%    5.0%   6.5%   6.4%   42.9%   -43.3%    13.2%    -9.0%
  Leasing Revenues           0.1%    0.1%   0.1%   0.1%  -19.8%    18.0%   -22.0%    31.8%
  Mobile Revenues           27.7%   23.4%  25.6%  21.6%   35.1%    18.0%    32.7%    17.1%
  Long Distance Revenues     4.1%    5.2%   4.5%   5.3%   -9.0%    -0.2%    -5.1%    -0.9%
  Network Revenues           2.0%    2.3%   2.1%   2.3%    0.0%    54.4%     0.0%    54.4%
                           ------ ------- ------ ------  ------ -------- -------- --------
Total Revenues and Sales   100.0%  100.0% 100.0% 100.0%   14.0%     4.0%    11.8%     7.4%
PAGE

                               SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                               MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                         RELATIONSHIP TO               PERIOD TO PERIOD
                                    TOTAL OPERATING REVENUES         INCREASE OR DECREASE

                           Three months   Six months     Three months        Six months
                           ended June 30  ended June 30  ended June 30     ended June 30
                            1996   1995    1996   1995   1996-95  1995-94  1996-95 1995-94
OPERATING EXPENSES
  Cost of Products and
   Services Sold             4.1%  2.2%   4.4%   3.1%    116.0%   -52.4%    59.8%    -2.1%
  Line Costs                 1.5%  2.2%   1.9%   2.3%    -21.5%    -8.0%    -8.7%    -4.1%
  Plant Specific             8.3%  9.1%   8.6%   8.7%      3.5%    34.2%    11.7%    16.8%
  Plant Non-Specific:
     Network & Other        13.3%  9.1%  12.3%   8.4%     65.4%    22.6%    63.5%     8.0%
     Depreciation and
      Amortization          13.5% 13.3%  13.6%  13.1%     15.3%     5.2%    16.3%     4.8%
  Customer Operations       13.7% 10.8%  13.4%  10.6%     45.3%     4.5%    41.4%     0.0%
  Corporate Operations       9.2%  8.8%   9.1%   8.8%     19.2%     0.9%    15.1%     3.1%
  Other Operating Income
   & Expense                 0.8%  0.9%   0.8%   0.9%      1.9%    23.1%     1.9%    25.6%
  Taxes other than income    1.7%  1.5%   1.7%   1.6%     24.3%    -8.5%    20.8%     1.6%
                           ------ ------- ------ ------  -------- ------ -------- --------
  Total Operating Expenses  66.1% 57.9%  65.8%  57.5%     29.9%     4.8%    28.2%     5.1%

  Operating income          33.9% 42.0%  34.1%  42.6%     -7.9%     3.0%   -10.5%    10.8%

  Gain on Sale of
   Investment                0.0%  0.0%   1.9%   8.2%      N/A      N/A    -73.8%     N/A
  Non-operating income
   less expenses             4.0%  4.7%   3.7%   4.1%     -3.7%  -548.3%    -0.5%  -865.9%
  Interest expense           2.1%  3.2%   2.3%   3.3%    -25.2%    14.8%   -23.1%     8.8%
                          ------ ------- ------ ------   ------   -----  -------- --------
  Income before taxes       35.8% 43.5%  37.4%  51.6%     -6.1%    12.5%   -18.9%    44.0%
PAGE

                               SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                               MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                         RELATIONSHIP TO               PERIOD TO PERIOD
                                    TOTAL OPERATING REVENUES         INCREASE OR DECREASE

                           Three months   Six months     Three months        Six months
                           ended June 30  ended June 30  ended June 30     ended June 30
                            1996   1995    1996   1995   1996-95  1995-94  1996-95 1995-94
  Provision for
   income taxes            11.9%  14.7%  12.6%  18.0%    -7.7%    11.3%   -21.4%    46.1%
                           ------ ----   -----  -----   ------   ------   ------ --------
  Net income before
   minority interest       23.9%  28.8%  24.8%  33.6%    -5.4%    13.1%   -17.7%    42.9%

  Minority interest        -3.0%  -2.7%  -2.5%  -2.4%     24.3%    41.0%    18.4%    58.2%

  Net Income               21.0%  26.1%  22.2%  31.2%     -8.5%    10.8%   -20.4%    41.9%
                          ====== ======= ====== ======   ======   ====== ======== ========

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

     The most significant revenue contributors are regulated telephone local exchange company accounting for 56.1% of revenue and the cellular dominated operations of the Mobile subsidiary, accounting for 27.7% of revenue during the most recent quarter.
Other significant services provided are paging, newly emerging personal communications services (PCS), cable television, Internet access, long distance, and fiber facilities and towers leased to other telecommunications carriers. The Company also sells and leases equipment, mainly related to services provided.
The Company also participates in emerging technologies by direct investment in non-affiliated companies.


RESULTS OF OPERATIONS

     The Company's largest source of revenue continues to be for access to the Company's local exchange network by interexchange carriers. The volume for approximately two-thirds of these access revenues generally tracks with changes in minutes of use.
The minutes of use during the first half of and the second quarter of 1996 increased 10.1% and 5.7% respectively over the total minutes of use in the first half and second quarter of 1995, leading to a 7.7% year-to-date and 5.5% second quarter increase in the associated revenues. The total access revenue increase was not as large as the minutes of use increase, principally due to major growth in the non-traffic sensitive elements.

     Second quarter cable television revenues increased 2.3% over the second quarter of 1995. The year-to-date increase 2.4%. The increase was due to an increase in the customer base. The
Company signed a definitive agreement on July 30, 1996, to acquire CATV assets located in our service area. The Company expects to close this transaction before the end of the year.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

     The increase in the ShenTel Service revenues category for 1996 compared to 1995, is due primarily to increases in Internet
Service revenues.  Second quarter 1996 revenues from our Internet
Service operations were up $77,363 or 312.6% compared to the second quarter of 1995. On a year-to-date basis, these revenues increased $150,300 or 419.0% compared to the first half of 1995.
This increase is due to the increasing customer base.  The
Company began offering local access to the Internet in 1994.
Equipment sales increased $33,576 or 39.5% during the second quarter of 1996 compared to the same period in 1996. However, on a year-to-date basis, sales are down $25,626 or 8.7%. Equipment rentals for the second quarter and year-to-date decreased $10,198 and $18,372 respectively compared to a year earlier.

     Financing lease revenues are chiefly for leases and rentals of customer premise equipment such as PBXs and home satellite dishes sold through Company subsidiaries.

     The Mobile revenues are mainly comprised of revenues from wireless communications services. Second quarter 1996 local cellular revenues increased $191,862 or 35.1% compared to the same period in 1995. Year-to-date local cellular revenues have increased $338,284 or 32.0% compared to the first six months of 1995. Included in local cellular revenues are revenues for the sale of phones. These revenues were down 44.7% and 33.9% respectively in the second quarter and year-to-date, compared to the same periods in 1995. This was due to promotional discounts given on the sale of phones in 1996. The promotional pricing began in the fourth quarter of 1995. The increase in local cellular revenues was due to a 49.7% increase in the customer base from the end of the second quarter of 1995. Second quarter
1996 outcollect roamer revenues increased $548,749 or 46.0% compared to the same period in 1995. The increase in outcollect roamers year-to-date is $909,784 or 40.9%.

     Total payroll costs (including capitalized costs) in the first half of 1996 increased $497,978 or 24.0% compared to the same period in 1995. Payroll costs in the second quarter of 1996 were $229,041 or 21.8% higher than the second quarter of 1995.
The increase is due to an increase in full-time equivalent employees, primarily due to the start-up of the Internet Service and Personal Communications Services operations.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

     The expense category with the largest increase in the first half of 1996 over the first half of 1995 was Network and Other.
The 63.5% increase was due primarily to facilities costs attributed to our Internet Service operation and to network costs for our wireless businesses. Second quarter and year-to-date
1996 facilities costs for our Internet access business, were 118.76% and 224.24% higher respectively than for the same periods of 1995. Costs for incollect roaming on our cellular network for the second quarter of 1996, increased 73.0% compared to the second quarter of 1995. The year-to-date increase was 52.8%.
Network costs for our PCS operation were $110,111 during the first half of 1996. The build out of this network began in late
1995 and hence no costs were recorded during the first half of 1995.

     Depreciation and amortization, our largest expense category, was 17.4% higher in the first quarter of 1996 compared to the same period in 1995. This is due to the increased pace of plant acquisition for the twelve months ended June 30, 1996. During this period, expenditures for construction and purchases of property and equipment equaled $11,026,843. Comparable expenditures during the twelve month period ended June 30, 1995 equaled $4,268,687.

     Customer operations increased 45.3% for the quarter and 41.4% year-to-date compared to the same period in 1995. These costs are for the marketing and sales, billing, and customer service functions. As with the network and other category, increases for the Internet access, cellular, and PCS businesses are primarily responsible for the increase.

     The increase in Taxes Other Than Income, comprised primarily of property taxes, was due to the increase in capital expenditures discussed above.

PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

     The Company, along with other telecommunications providers, in 1992 founded Virginia Metrotel to construct and operate a fiber optic network in the Richmond, Virginia metropolitan area.
The fiber network would provide competitive access to businesses in the area. As a result of a strategic change, it was agreed to sell this business to MFS Communications Company. The Company recognized a gain on the sale in January 1995. The amount of the gain was $872,125. The Company recognized further gains of $269,261 on subsequent sales of MFS stock in 1995. In January of 1996 the Company completed the sale of the remaining MFS stock, resulting in a gain on the sale of $228,250.


LIQUIDITY AND CAPITAL RESOURCES

     On August 2, 1996, the Company signed a note with CoBank to borrow up to $25 million. The Company expects to begin drawing these funds in the third quarter of this year. These funds will be used for the acquisition of the Shenandoah County CATV assets of FrontierVision discussed above. This acquisition is expected to close before the end of the year. The new debt will also be used to finance the building of the new network for the PCS operation discussed above. The Company has a material contractual commitment for these capital expenditures, requiring the build out of the network within a certain time period. The
Company has budgeted approximately $6,000,000 for PCS-related plant in 1996, and anticipates additional cash flow requirements for inventory and initial operating losses.

     The Company has budgeted capital expenditures of approximately $8,000,000 for our other subsidiaries for 1996.
These capital needs will be met through internally generated cash flows and the existing Rural Telephone Bank note. The loan agreement with the RTB is in the amount of $9,240,000. The
Company received an advance of $1,172,850 in June 1996. As of August 12, 1996, the Company has received advances in the amount of $5,606,750. Expenditure of these loan funds is limited to capital projects for the regulated local exchange carrier.

     Other available sources of liquidity is $2,000,000 in an unsecured line of credit with a local bank. An advance of $1,100,000 was made from this line of credit on August 8, 1996.
The Company expects the advance to be repaid when the first draw is made from the new CoBank loan.

PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

                             PART II

                        OTHER INFORMATION



ITEM 4.   Submission of Matters to a Vote of Security Holders

     (a) At the Annual Meeting of Shareholders of the Company held on April 16, 1996, 2,673,375 of the Company's 3,760,760 outstanding shares were present in person or by proxy and entitled to vote, which constituted a quorum.

     (b) At the Annual Meeting, the following nominees were elected to serve until the 1997 Annual Meeting:

     Noel M. Borden
     Dick D. Bowman
     Ken L. Burch
     Christopher E. French
     Philip M. Grabill, Jr.
     Grover M. Holler, Jr.
     Harold Morrison, Jr.
     Zane Neff
     James E. Zerkel II

     (c) At the Annual Meeting the following matters were voted upon and received the vote set forth below:

          (1) Election of Directors. Provided that a quorum is present, the nominees receiving the greatest number of votes cast are elected as directors and, as a result in tabulating the vote, votes withheld have no effect upon the election of directors.
Each nominee for director was elected, having received the following vote:

     Nominee                          FOR         WITHHELD

     Noel M. Borden                2,642,620        30,755
     Dick D. Bowman                2,648,044        25,331
     Ken L. Burch                  2,648,748        24,627
     Christopher E. French         2,648,068        25,307
     Philip M. Grabill, Jr.        2,638,453        34,922
     Grover M. Holler, Jr.         2,642,121        31,254
     Harold Morrison, Jr.          2,648,708        24,667
     Zane Neff                     2,663,124        10,251
     James E. Zerkel II            2,642,019        31,356


PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

                             PART II

                        OTHER INFORMATION



ITEM 4.   Submission of Matters to a Vote of Security Holders
          (Continued)

          (2) Approval of Stock Incentive Plan. Provided that a quorum is present, ratification of the Stock Incentive Plan requires the affirmative vote of a majority of the votes cast, and as a result, in tabulating the vote, abstentions do not have the effect of working against ratification. Adoption of the Stock Incentive Plan was approved, having received the following vote:

     FOR:                     2,537,590
     AGAINST:                    80,447
     ABSTAIN:                    55,338


ITEM 6.   Exhibits and Reports on Form 8-K

               None

PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY


                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SHENANDOAH TELECOMMUNICATIONS COMPANY
                          (Registrant)




August 13, 1996             CHRISTOPHER E. FRENCH
                          Christopher E. French
                          President



August 13, 1996             LAURENCE F. PAXTON
                          Laurence F. Paxton
                          Vice President - Finance




