Form 10-Q
period 1996-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 1996-11-13
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

                          Form 10-Q


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


             For Quarter Ended September 30, 1996

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


          Class                 Outstanding at September 30, 1996
Common Stock, No Par Value                 3,760,760 Shares
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY





                              INDEX



                                                       Page
                                                       Number

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
           March 31, 1996 and December 1995             1 - 2

          Consolidated Statements of Income
           Three Months Ended
            March 31, 1996 and 1995                     3 - 4

          Consolidated Statements of Cash Flow
           Three Months Ended
            March 31, 1996 and 1995                     5 - 6

          Notes To Consolidated Financial
           Statements                                       7

Item II.  Management's Discussion and Analysis of
           Financial Condition and Results of
            Operations                                 8 - 13


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters To a Vote
           of Security Holders                             14

Item 6.   Exhibits and Reports On Form 8-K                 14

          Signatures                                       15
PAGE

                                 SHENANDOAH TELECOMMUNICATIONS COMPANY
                                       AND SUBSIDIARY COMPANIES
                                     PART I, FINANCIAL INFORMATION
                                     ITEM I, FINANCIAL STATEMENTS
                                      CONSOLIDATED BALANCE SHEETS

                                                ASSETS

                                                   September 30, 1996  December 31, 1995
CURRENT ASSETS
  Cash & Cash Equivalents                              $4,256,393          $6,106,447
  Certificates of Deposit                               1,142,181           1,242,228
  Investments Held to Maturity                          1,148,974           2,488,773
  Accounts Receivable                                   3,326,364           3,068,379
  Leases Receivable (Net)                                  74,350              74,350
  Materials                                             2,571,799           1,922,090
  Prepaid and Other Current Assets                        233,857             406,653

  Total Current Assets                                $12,753,918         $15,308,920

NONCURRENT ASSETS
  Investment in available for sale Securities          $1,691,239          $2,000,077
  Investment in held-to-maturity securities             2,622,404           2,098,968
  Other investments                                     4,685,535           3,412,464
  Investment in Direct Financing Leases                   209,936             250,321
                                                        ---------           ---------
  Total Noncurrent Assets                              $9,209,114          $7,761,830
                                                        ---------           ---------
PLANT, PROPERTY AND EQUIPMENT
  Plant in Service                                    $63,642,286         $53,076,538
  Plant Under Construction                              4,748,418           2,372,750
  Less Accumulated Depreciation                        20,849,787          18,795,430
                                                       ----------          ----------
  Net Plant, Property, and Equipment                  $47,540,917         $36,653,858
                                                       ----------          ----------
GOODWILL AND OTHER INTANGIBLES, NET                   $ 6,036,562         $   172,382

TOTAL ASSETS                                          $75,540,511         $59,896,990
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

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30, 1996  December 31, 1995
CURRENT LIABILITIES
  Current Maturities of Long-Term Debt                   $461,927            $461,927
  Accounts Payable                                        994,302             813,887
  Advance Billing                                         318,116             625,559
  Customer Deposits                                        89,613             107,509
  Accrued construction costs                              906,499           1,097,844
  Other Current Liabilities                               963,164           1,066,225
  Income Taxes Payable                                    280,541                   0
  Other Accrued Taxes                                     354,976              85,804
                                                        ---------           ---------
  Total Current Liabilities                            $4,369,138          $4,258,755
                                                        ---------           ---------
LONG TERM DEBT, LESS CURRENT MATURITIES               $21,468,564         $10,097,026
                                                       ----------          ----------
OTHER LIABILITIES AND DEFERRED CREDITS
  Deferred Investment Tax Credits                        $310,882            $367,143
  Deferred Income Taxes                                 3,947,256           3,965,318
  Pension and Other                                       532,997             438,324
                                                        ---------           ---------
  Total Other Liabilities and Deferred Credits         $4,791,135          $4,770,785
                                                        ---------           ---------
Minority interests                                     $1,734,396          $1,499,151
                                                        ---------           ---------



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

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30, 1996  December 31, 1995
STOCKHOLDERS' EQUITY
  Common Stock, no par, 8,000,000 shares
    authorized (3,760,760 shares issued and
    outstanding)                                       $4,740,677          $4,740,677
  Retained Earnings                                    38,199,500          34,301,584
  Unrealized Gain on available-for-sale securities        237,101             229,012
                                                       ----------          ----------
  Total Stockholders' Equity                          $43,177,278         $39,271,273
                                                       ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $75,540,511         $59,896,990
                                                       ==========          ==========















             See accompanying notes to consolidated financial statements.
PAGE

                               SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                                   PART I, FINANCIAL INFORMATION
                                   ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)
                                           Three months ended           Nine months ended
                                                Sept 30                     Sept 30
                                     -------------------------   ---------------------------
                                        1996          1995           1996           1995
OPERATING REVENUES                      ----          ----           ----           ----
  Telephone Revenues
     Local Service                     $825,715      $777,591     $2,428,140     $2,293,684
     Access                           1,783,876     1,599,319      5,254,004      4,822,769
     Toll                                 8,800         1,146         17,567          7,934
     Miscellaneous:
      Directory                         283,377       273,033        863,452        837,743
      Facility Leases                   462,707       418,896      1,347,879      1,262,661
      Billing & Collection              108,116       119,105        331,125        298,449
      Other Miscellaneous                24,330        30,374         76,558         89,165
                                      ---------     ---------      ---------      ---------
  Total Telephone Revenues            3,496,921     3,219,464     10,318,725      9,612,405
  Cable Television Revenues             221,407       216,789        663,384        648,353
  ShenTel Service Revenues              511,462       312,698      1,285,688        996,579
  Leasing Revenues                        4,673         6,017         14,445         18,548
  Mobile Revenues                     1,889,133     1,323,502      4,930,779      3,614,977
  Long Distance Revenues                262,815       287,433        796,543        850,022
  Network Revenues                      133,806       123,843        381,491        371,528
                                      ---------     ---------      ---------      ---------
  Total Revenues and Sales            6,520,217     5,489,746     18,391,055     16,112,412
                                      ---------     ---------      ---------      ---------
             See accompanying notes to consolidated financial statements.
PAGE

                               SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                                   PART I, FINANCIAL INFORMATION
                                   ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)
                                           Three months ended           Nine months ended
                                                Sept 30                     Sept 30
                                     -------------------------   ---------------------------
                                        1996          1995           1996           1995
OPERATING EXPENSES
  Cost of Products and Services Sold    471,648       144,813        994,632        472,088
  Line Costs                             95,316       141,625        320,757        408,916
  Plant Specific                        633,204       427,922      1,659,650      1,347,039
  Plant Non-Specific:
     Network & Other                    901,708       492,220      2,365,225      1,367,096
     Depreciation and Amortization      861,454       728,177      2,479,414      2,118,858
  Customer Operations                   842,222       627,798      2,436,812      1,755,428
  Corporate Operations                  588,437       503,054      1,664,325      1,437,597
  Other Operating Income & Expense       49,897        44,860        143,698        136,876
  Taxes other than income                93,263        80,199        295,249        247,378
                                      ---------     ---------      ---------      ---------
  Total Operating Expenses            4,537,149     3,190,668     12,359,762      9,291,276
                                      ---------     ---------      ---------      ---------






            See accompanying notes to consolidated financial statements.
PAGE

                               SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                                   PART I, FINANCIAL INFORMATION
                                   ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)
                                           Three months ended           Nine months ended
                                                Sept 30                     Sept 30
                                     -------------------------   ---------------------------
                                        1996          1995           1996           1995

  Operating income                    1,983,068     2,299,078      6,031,293      6,821,136

  Gain on Sale of Investment                  0       268,722        228,250      1,140,847
  Non-operating income less expenses    367,883       287,103        804,416        725,760
  Interest expense                      170,181       174,027        439,859        524,719
                                      ---------     ---------      ---------      ---------
  Income before taxes                 2,180,770     2,680,876      6,624,100      8,163,024

  Provision for income taxes            735,133       910,728      2,235,939      2,819,170
                                      ---------     ---------      ---------      ---------
  Net income before minority interest 1,445,637     1,770,148      4,388,161      5,343,854

  Minority interest                    (188,383)     (179,463)      (490,245)      (434,443)

  Net Income                         $1,257,254    $1,590,685     $3,897,916     $4,909,411
                                       ========      ========      =========      =========
EARNINGS PER SHARE
  Weighted Average Common
  Shares Outstanding                  3,760,760     3,760,760      3,760,760      3,760,760
                                        =======       =======        =======        =======

  Net Earnings per Share                  $0.33         $0.42          $1.04          $1.31
                                        =======       =======        =======        =======

            See accompanying notes to consolidated financial statements.
PAGE

                                     SHENANDOAH TELECOMMUNICATIONS COMPANY
                                           AND SUBSIDIARY COMPANIES

                                        PART I, FINANCIAL INFORMATION
                                        ITEM I, FINANCIAL STATEMENTS

                                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                                (UNAUDITED)


                                                            NINE MONTHS ENDED SEPTEMBER 30

                                                             1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                               $3,897,916          $4,909,411

  Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and Amortization                            2,479,414           2,118,858
   Deferred taxes                                             (79,661)            185,020
   Gain on Sale of Equity investment                         (228,250)         (1,140,848)
   Investment (Gains)/Losses                                 (276,487)           (214,357)
   Minority Share of Income                                   235,245             434,443
   Payment to Pension Fund                                          0            (176,186)
   Other                                                      162,481             259,966
   Decrease (increase) in
     Accounts receivable                                     (257,985)           (474,907)
     Materials and Supplies                                  (649,709)           (158,131)
   Increase (decrease) in
     Accounts Payable                                         180,415             236,105
     Income taxes payable                                     443,401             (30,499)
   Other prepaids, deferrals, and accruals                    (48,435)           (178,983)
                                                       ---------------     ---------------
  Net cash provided by operating activities                 5,858,345           5,769,892
                                                       ---------------     ---------------

            See accompanying notes to consolidated financial statements.
PAGE

                                     SHENANDOAH TELECOMMUNICATIONS COMPANY
                                           AND SUBSIDIARY COMPANIES

                                        PART I, FINANCIAL INFORMATION
                                        ITEM I, FINANCIAL STATEMENTS
                                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                                (UNAUDITED)

                                                            NINE MONTHS ENDED SEPTEMBER 30

                                                             1996                1995
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                      (13,697,225)         (4,324,329)
  Purchase of Intangible assets                            (5,886,171)            (60,000)
  Investment in Direct Financing Leases                       (21,854)            (36,729)
  Payments Received on Direct Financing Leases                 62,239              64,639
  Purchase of Certificates of Deposit                      (1,134,527)         (1,084,965)
  Sale of Certificates of Deposit                           1,234,574             441,564
  Purchase of Investments Securities                       (3,057,549)         (8,431,580)
  Sales of Investments Securities                           3,399,434           4,967,411
  Cash flows from Securities                                  171,902             261,433
  Proceeds from matured note receivable                             0             375,000
                                                       ---------------     ---------------
  Net cash provided by investing activities               (18,929,177)         (7,827,556)
                                                       ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long term debt                             11,525,322             998,000
  Principal payments on long term debt                       (304,544)           (316,206)
                                                       ---------------     ---------------
  Net cash provided by financing activities                11,220,778             681,794
                                                       ---------------     ---------------
NET INCREASE / (DECREASE) IN CASH                          (1,850,054)         (1,375,870)

CASH AND CASH EQUIVALENTS:                             ---------------     ---------------
  Beginning                                                 6,106,447           6,270,849
                                                       ---------------     ---------------
  Ending                                                   $4,256,393          $4,894,979
                                                       ===============     ===============
                          See accompanying notes to consolidated financial statements.

              SHENANDOAH TELECOMMUNICATIONS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly
     Shenandoah Telecommunications Company's financial position as of September 30, 1996 and the results of operations and cash flows for the three and nine month periods ended
     September 30, 1996 and 1995.

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

3. The results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

4.   On September 30, 1996, the Company acquired for cash the
     Shenandoah County cable television assets of FrontierVision
     Operating Partners, LP for approximately $7.8 million. This was funded with the CoBank loan described in Note 5. These assets will be integrated into the Company's current CATV operations. The excess of the total acquisition cost over the fair value of the net assets acquired of approximately
     $5.8 million is being amortized over a period of 15 years.

     The acquisition has been accounted for as a purchase and the transaction is included in the September 30, 1996 balance sheet.

5. On August 2, 1996, the Company signed a note with CoBank to borrow up to $25 million. The term of the loan is for up to 15 years, with multiple interest options. The Company began drawing these funds in the third quarter of this year. A portion of these funds were used for the acquisition of the Shenandoah County CATV assets of FrontierVision discussed above. The new debt is also being used to finance the building of the new network for the PCS operation discussed above. As of September 30, 1996, $10,444,171 has been drawn.

PAGE

                          SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                               MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Summary
          The following tables set forth, for the periods indicated, the percentages which certain items reflected in the financial data bear to total operating revenues and the percentage increase of such items as compared to the indicated
     prior period:

                                               RELATIONSHIP TO               PERIOD TO PERIOD
                                           TOTAL OPERATING REVENUES         INCREASE OR DECREASE
                                     ----------------------------  ----------------------------------
                                     Three months    Nine months   Three months       Nine months
                                     ended Sept 30  ended Sept 30  ended Sept 30     ended Sept 30
                                      1996   1995    1996   1995   1996-95  1995-94  1996-95  1995-94
OPERATING REVENUES
  Telephone Revenues
     Local Service                    12.6%   14.2%  13.2%  14.3%      6.2%     6.4%     5.9%    7.9%
     Access                           27.4%   29.1%  28.6%  29.9%     11.5%     0.3%     8.9%   -1.0%
     Toll                              0.1%    0.0%   0.1%   0.0%    667.9%  -108.1%   121.4% -125.0%
     Miscellaneous:
      Directory                        4.3%    5.0%   4.7%   5.2%      3.8%     9.5%     3.1%    9.6%
      Facility Leases                  7.1%    7.6%   7.3%   7.8%     10.5%    34.0%     6.7%   37.9%
      Billing & Collection             1.7%    2.2%   1.8%   1.9%     -9.2%    -1.2%    10.9%  -12.9%
      Other Miscellaneous              0.4%    0.6%   0.4%   0.6%    -19.9%   105.6%   -14.1%  -27.0%

  Total Telephone Revenues            53.6%   58.7%  56.1%  59.7%      8.6%     7.0%     7.3%    5.5%
  Cable Television Revenues            3.4%    3.9%   3.6%   4.0%      2.1%    13.8%     2.3%   21.5%
  ShenTel Service Revenues             7.8%    5.7%   7.0%   6.2%     63.6%   -27.6%    29.0%  -15.8%
  Leasing Revenues                     0.1%    0.1%   0.1%   0.1%    -22.3%    18.6%   -22.1%   27.2%
  Mobile Revenues                     29.0%   24.1%  26.8%  22.4%     42.7%    17.7%    36.4%   17.4%
  Long Distance Revenues               4.0%    5.2%   4.3%   5.3%     -8.6%    -2.9%    -6.3%   -1.6%
  Network Revenues                     2.1%    2.3%   2.1%   2.3%      8.0%    54.4%     2.7%   54.4%
                                     ------ ------- ------ ------  -------- -------- -------- -------
  Total Revenues and Sales           100.0%  100.0% 100.0% 100.0%     18.8%     6.9%    14.1%    7.2%
PAGE

                               SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                               MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                               RELATIONSHIP TO               PERIOD TO PERIOD
                                           TOTAL OPERATING REVENUES         INCREASE OR DECREASE
                                     ----------------------------  ----------------------------------
                                     Three months    Nine months   Three months       Nine months
                                     ended Sept 30  ended Sept 30  ended Sept 30     ended Sept 30
                                      1996   1995    1996   1995   1996-95  1995-94  1996-95  1995-94

OPERATING EXPENSES
  Cost of Products and Services Sold   7.2%    2.6%   5.4%   2.9%    225.7%   -28.0%   110.7%  -11.8%
  Line Costs                           1.5%    2.6%   1.7%   2.5%    -32.7%     2.6%   -21.6%    3.4%
  Plant Specific                       9.7%    7.8%   9.0%   8.4%     48.0%    -0.9%    23.2%   10.5%
  Plant Non-Specific:
     Network & Other                  13.8%    9.0%  12.9%   8.5%     83.2%    20.8%    73.0%   10.6%
     Depreciation and Amortization    13.2%   13.3%  13.5%  13.2%     18.3%     2.5%    17.0%    4.0%
  Customer Operations                 12.9%   11.4%  13.2%  10.9%     34.2%     2.7%    38.8%    0.9%
  Corporate Operations                 9.0%    9.2%   9.0%   8.9%     17.0%    -4.1%    15.8%    0.5%
  Other Operating Income & Expense     0.8%    0.8%   0.8%   0.8%     11.2%    12.5%     5.0%   21.0%
  Taxes other than income              1.4%    1.5%   1.6%   1.5%     16.3%    -2.6%    19.4%    0.2%
                                     ------ ------- ------ ------  -------- -------- -------- -------
  Total Operating Expenses            69.5%   58.2%  67.1%  57.6%     42.2%     1.4%    33.0%    3.8%
PAGE

                          SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                               MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                               RELATIONSHIP TO               PERIOD TO PERIOD
                                           TOTAL OPERATING REVENUES         INCREASE OR DECREASE
                                     ----------------------------  ----------------------------------
                                     Three months    Nine months   Three months       Nine months
                                     ended Sept 30  ended Sept 30  ended Sept 30     ended Sept 30
                                      1996   1995    1996   1995   1996-95  1995-94  1996-95  1995-94

  Operating income                    30.4%   41.9%  32.8%  42.3%    -13.7%    15.5%   -11.6%   12.3%

  Gain on Sale of Investment           0.0%    4.9%   1.2%   7.1%      N/A      N/A      N/A     N/A
  Non-operating income less expenses   5.6%    5.2%   4.4%   4.5%     28.1%  -290.7%    10.8% -510.4%
  Interest expense                     2.6%    3.2%   2.4%   3.3%     -2.2%     1.6%   -16.2%    6.3%
                                     ------ ------- ------ ------  -------- -------- -------- -------
  Income before taxes                 33.4%   48.8%  36.0%  50.7%    -18.7%    41.7%   -18.9%   43.2%

  Provision for income taxes          11.3%   16.6%  12.2%  17.5%     19.3%    62.1%   -20.7%   51.0%
                                     ------ ------- ------ ------  -------- -------- -------- -------
  Net income before minority interest 22.2%   32.2%  23.9%  33.2%    -18.3%    33.0%   -17.9%   39.5%

  Minority interest                   -2.9%   -3.3%  -2.7%  -2.7%      5.0%    62.3%    12.8%   59.8%

  Net Income                          19.3%   29.0%  21.2%  30.5%    -21.0%    30.4%   -20.6%   37.9%
                                     ====== ======= ====== ======  ======== ======== ======== =======
PAGE

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

     The most significant revenue contributors are regulated telephone local exchange company accounting for 53.6% of revenue and the cellular dominated operations of the Mobile subsidiary, accounting for 29.0% of revenue during the most recent quarter.
Other significant services provided are paging, newly emerging personal communications services (PCS), cable television, Internet access, long distance, and fiber facilities and towers leased to other telecommunications carriers. The Company also sells and leases equipment, mainly related to services provided.
The Company also participates in emerging technologies by direct investment in non-affiliated companies.


RESULTS OF OPERATIONS

     The Company's largest source of revenue continues to be for access to the Company's local exchange network by interexchange carriers. The volume for approximately two-thirds of these access revenues generally tracks with changes in minutes of use.
The minutes of use during the first nine months and the third quarter of 1996 increased 10.7% and 10.8% respectively over the total minutes of use in comparative periods of 1995, leading to an 8.9% year-to-date and 11.5% third quarter increase in the associated revenues.

     Third quarter cable television revenues increased 2.1% over the third quarter of 1995. The year-to-date increase is 2.3%.
The increase was due to an increase in the customer base.  The
Company acquired the CATV assets owned by FrontierVision
Operating Partnership located in our service area on September
30, 1996. The transaction is included in the financial statements, but had no immediate effect on revenues.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

     The increase in the ShenTel Service revenues category for 1996 compared to 1995, is due to increases in Internet Service revenues. Third quarter 1996 revenues from our Internet Service operations were up $73,939 or 159.1% compared to the third quarter of 1995. On a year-to-date basis, these revenues increased $223,177 or 259.1% compared to the first nine months of 1995. This increase is due to the increasing customer base. The
Company began offering local access to the Internet in 1994.
Equipment sales increased $115,608 or 102.1% during the third quarter of 1996 compared to the same period in 1996. On a year-to-date basis, sales have increased $89,982 or 22.0%. Equipment rentals for the second quarter and year-to-date decreased $6,285 and $27,656 respectively compared to a year earlier.

     Financing lease revenues are chiefly for leases and rentals of customer premise equipment such as PBXs sold through Company subsidiaries.

     The Mobile revenues are mainly comprised of revenues from wireless communications services. Third quarter 1996 local cellular revenues increased $232,075 or 41.9% compared to the same period in 1995. Year-to-date local cellular revenues have increased $568,463 or 35.8% compared to the first nine months of 1995. Included in local cellular revenues are revenues for the sale of phones. These revenues were down 12.7% and 27.9% respectively in the third quarter and year-to-date, compared to the same periods in 1995. This was due to promotional discounts given on the sale of phones in 1996. The promotional pricing began in the fourth quarter of 1995. The increase in local cellular revenues was due to an increase in the customer base.
Third quarter 1996 outcollect roamer revenues increased $234,262 or 32.5% compared to the same period in 1995. The increase in outcollect roamers year-to-date is $582,931 or 31.2%.

     Total payroll costs (including capitalized costs) in the first nine months of 1996 increased $600,834 or 19.4% compared to the same period in 1995. Payroll costs in the third quarter of 1996 were $287,690 or 24.3% higher than the third quarter of 1995. The increase is due to an increase in full-time equivalent employees, primarily due to the start-up of the Internet Service and Personal Communications Services operations.

PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

     Cost of goods sold have increased 110.7% year-to-date and increased 225.7% in the third quarter compared to the same period in 1995. This is due to an increase in the volume of cellular phones sold due to the promotional pricing discussed above. In addition, the volume of PCS handsets being sold has begun to increase and accounted for 50.2% of the increase year-to-date, and 54.8% of the quarter-to-quarter increase.

     The expense category Network and Other consists primarily of network support, engineering, and leased facilities costs. For the quarter ended September 30, 1996 it was the Company's largest expense category, although depreciation is the largest year to date. Of the 83.2% or $409,489 increase for the third quarter over the third quarter of 1995, 48.4% is due to increases from our cellular operation, 21.4% from the new PCS operation, and 19.4% from the Internet access operation. These three operations account for 80.7% of the year-to-date increase of $998,129 or 73.01%.

     Depreciation and amortization, our largest expense category year-to-date, was 18.3% higher in the third quarter of 1996 compared to the same period in 1995. This is due to the increased pace of plant acquisition. Expenditures for construction and purchases of property and equipment for the first nine months of 1996 equaled $13,697,225. Comparable expenditures during the nine month period ended September 30, 1995 equaled $4,324,329.

     Customer operations increased 34.2% for the quarter and 38.8% year-to-date compared to the same periods in 1995. These costs are for the marketing and sales, billing, and customer service functions. As with the network and other category, increases for the Internet access, cellular, and PCS businesses are primarily responsible for the increase.

     The increase in Taxes Other Than Income, comprised primarily of property taxes, was due to the increase in capital expenditures discussed above.

     The Non-operating Income Less Expenses category consists mainly of the income or loss from investments made by the Company. This category showed an increase of 28.1% in the third quarter compared to the same period in 1995. Income from

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

investments accounted for by the equity method increased $41,582 or 43.9%, accounting for 51.5% of the total increase. Interest income increased $37,546 or 20.1% in the same period.

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


LIQUIDITY AND CAPITAL RESOURCES

     On August 2, 1996, the Company signed a note with CoBank to borrow up to $25 million. The term of the loan is for up to 15 years, with multiple interest options. The Company began drawing these funds in the third quarter of this year. A portion of these funds were used for the acquisition of the Shenandoah
County CATV assets of FrontierVision discussed above. The new debt is also being used to finance the building of the new network for the PCS operation discussed above. The Company has a material contractual commitment for these capital expenditures, requiring the build out of the network within a certain time period. The Company budgeted approximately $6,000,000 for PCS-related plant in 1996, and anticipates additional cash flow requirements for inventory and initial operating losses.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES (Continued)

     The Company budgeted capital expenditures of approximately
$8,000,000 for our other subsidiaries for 1996. These capital needs will be met through internally generated cash flows and the existing Rural Telephone Bank note. The loan agreement with the RTB is in the amount of $9,240,000. The Company received an advance of $1,172,850 in June 1996. As of October 31, 1996, the
Company has received advances in the amount of $5,606,750.
Expenditure of these loan funds is limited to capital projects for the regulated local exchange carrier.

     Through August of this year, the Company maintained a $2,500,000 unsecured line of credit with a local bank. An advance of $1,100,000 was made from this line of credit on August
8, 1996. The advance was repaid when the first draw was made from the new CoBank loan, and the line of credit was terminated.

               SHENANDOAH TELECOMMUNICATIONS COMPANY


                             PART II


                        OTHER INFORMATION




ITEM 4.        Submission of Matters to a Vote of Security
               Holders

               No matters were submitted to a vote of security holders.


ITEM 6.        Exhibits and Reports on Form 8-K

               Reported the July 30, 1996 signing of a Definitive
               Agreement on to acquire the Shenandoah County, Virginia cable television systems of
               FrontierVision Operating Partners, L.P., of
               Denver, Colorado. The acquisition is subject to approval by the local governing bodies for the transfer of the existing franchises.

               Reported the September 30, 1996 acquisition of
               Shenandoah County, Virginia cable television systems of FrontierVision Operating Partners,
               L.P., of Denver, Colorado.

              SHENANDOAH TELECOMMUNICATIONS COMPANY


                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SHENANDOAH TELECOMMUNICATIONS COMPANY
                          (Registrant)




November 13, 1996           CHRISTOPHER E. FRENCH
                          Christopher E. French
                          President



November 13, 1996           LAURENCE F. PAXTON
                          Laurence F. Paxton
                          Vice President - Finance





