Form 10-K
period 1996-12-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 1997-03-28
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549
                            FORM 10-K
          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1996
Commission File No.:  0-9881

              SHENANDOAH TELECOMMUNICATIONS COMPANY
     (Exact name of registrant as specified in its charter)

       VIRGINIA                                54-1162807
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)              Identification No.)

              124 South Main Street, Edinburg, VA 22824
     (Address of principal executive office, including zip code)

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1997. $78,149,991. (In determining this figure, the registrant has assumed that all of its officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.) The Company's stock is not listed on any national exchange nor NASDAQ; therefore, the value of the Company's stock has been determined based upon the average of the prices of transactions in the Company's stock that were reported to the Company during the year.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                        OUTSTANDING AT MARCH 1, 1997
Common Stock, No Par Value                    3,760,760
               Documents Incorporated by Reference
1996 Annual Report to Security Holders       Parts I, II, IV
Proxy Statement, Dated March 28, 1997        Parts     III
                 EXHIBIT INDEX     PAGES  7 - 8
              SHENANDOAH TELECOMMUNICATIONS COMPANY




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

PAGE

                             PART I

ITEM 1.   BUSINESS

          (a) General development of business is incorporated by reference -

               1996 Annual Report to Security Holders -
               Inside Front Cover

          (b)  Financial information about industry segments -

               Not Applicable

          (c) Narrative description of business is incorporated by reference -

               1996 Annual Report to Security Holders -
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

          (a)  Hagerstown, MD
          (b)  Harrisonburg, VA
          (c)  Martinsburg, WV
PAGE

          (d)  Stephens City, VA
          (e)  Weyers Cave, VA
          (f)  Winchester, VA

          CATV reception equipment is located at the service building, outside the town limits of Edinburg, Virginia and at Basye, Virginia.

ITEM 3.   LEGAL PROCEEDINGS

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders for the three months ended December 31, 1996.

                             PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

          (a) Common stock price ranges are incorporated by reference -

               1996 Annual Report to Security Holders
                    Market Information - Inside Front Cover

          (b)  Number of equity security holders are
               incorporated by reference -

               1996 Annual Report to Security Holders
               Five-Year Summary of Selected Financial Data -
               Page  3

          (c) Frequency and amount of cash dividends are incorporated by reference -

               1996 Annual Report to Security Holders
               Market and Dividend Information - Inside Front
                Cover

               Additionally, the terms of a mortgage agreement require the maintenance of defined amounts of the subsidiary's equity and working capital after payment of dividends. Accordingly, approximately $11,200,000 of retained earnings was available for payment of dividends at December 31, 1996.

               For additional information, see Note 3 in the Consolidated Financial Statements of the 1996
               Annual Report to Security Holders, which is incorporated as a part of this report.

ITEM 6.   SELECTED FINANCIAL DATA

          Five-Year Summary of Selected Financial Data is incorporated by reference -

          1996 Annual Report to Security Holders
          Five-Year Summary of Selected Financial Data  - Page  3

PAGE

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          Results of operations, liquidity, and capital resources are incorporated by reference -

          1996 Annual Report to Security Holders
          Management's Discussion and Analysis of Financial
           Condition and Results of Operations - Pages 8-9

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Consolidated financial statements included in the 1996
          Annual Report to Security Holders are incorporated by reference as identified in Part IV, Item 14, on Pages 10-17.
          and 7.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None

PAGE

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information concerning directors and executive officers is incorporated by reference -

          Proxy Statement, Dated March 28, 1997  -  Pages 1 - 5


ITEM 11.  EXECUTIVE COMPENSATION

          Information concerning executive compensation is incorporated by reference -

          Proxy Statement, Dated March 28, 1997  -  Page 4


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          (a) No person, director or officer owned over 5 percent of the common stock as of March 1, 1997.

          (b) Security ownership by management is incorporated by reference -

               Proxy Statement, Dated March 28, 1997
               Stock Ownership - Page  4

          (c)  Contractual arrangements -

               The Company knows of no contractual arrangements which may, at a subsequent date, result in change of control of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          There are no relationships or transactions to disclose other than services provided by Directors which are incorporated by reference -

          Proxy Statement, Dated March 28, 1997
          Directors - Page  3


PAGE

                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

          A.   Document List

               The following documents are filed as part of this Form 10-K. Financial statements are incorporated by reference and are found on the pages noted.

                                                         Page
                                                       Reference
                                                         Annual
                                                         Report
1.   Financial Statements

     The following consolidated financial
     statements of Shenandoah Telecommunications are included in Part II, Item 8

     Auditor's Report 1996, 1995, and 1994
      Financial Statements                                  17

     Consolidated Balance Sheets at
      December 31, 1996, 1995, and 1994                  10 & 11

     Consolidated Statements of Income for
      the Years Ending December 31, 1996,
       1995, and 1994                                       12

     Consolidated Statement of Retained Earnings
     Years Ended December 31, 1996, 1995, and 1994          12

     Consolidated Statements of Cash Flow
      for the Years Ending December 31, 1996,
      1995, and 1994                                        13

     Notes to Consolidated Financial Statements           14-17





PAGE

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K (Continued)

                                                         Page
                                                        Reference
                                                         Annual
                                                         Report

2.   Financial Statement Schedules

     All other schedules are omitted because
     they are not applicable, or not required, or because the required information is included in the accompanying financial statements or notes thereto.


3.   Exhibits

     Exhibit No.

          99.  Proxy Statement, prepared by Registrant
               for 1996 Annual Stockholders Meeting -
                Filed Herewith

          13.  Annual Report to Security Holders -
                Filed Herewith

          21.  List of Subsidiaries -
                Filed Herewith

          27.  Financial Data Schedule


     B.   Reports on Form 8-K

          On October 11, 1996, reported the September 30,
          1996 acquisition, for cash, of the Shenandoah
          County, Virginia cable television systems of FrontierVision Operating Partners, L.P., of
          Denver, Colorado for approximately $7,864,171.






PAGE

                           SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SHENANDOAH TELECOMMUNICATIONS COMPANY



March 28, 1997           By  CHRISTOPHER E. FRENCH, PRESIDENT
                             Christopher E. French, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                         President & Chief Executive
 CHRISTOPHER E. FRENCH   Officer                  March 28, 1997
Christopher E. French

 LAURENCE F. PAXTON      Principal Financial      March 28, 1997
Laurence F. Paxton       Accounting Officer

 DICK D. BOWMAN          Treasurer & Director     March 28, 1997
Dick D. Bowman

 DOUGLAS C. ARTHUR       Director                 March 28, 1997
Douglas C. Arthur

 KEN L. BURCH            Director                 March 28, 1997
Ken L. Burch

 HAROLD MORRISON         Director                 March 28, 1997
Harold Morrison

 NOEL M. BORDEN          Director                 March 28, 1997
Noel M. Borden

 JAMES E. ZERKEL II      Director                 March 28, 1997
James E. Zerkel II
PAGE

EXHIBIT 99.  PROXY STATEMENT
              SHENANDOAH TELECOMMUNICATIONS COMPANY
                      124 South Main Street
                        Edinburg, Virginia


             NOTICE OF ANNUAL MEETING OF STOCKHOLDERS
                     TO BE HELD APRIL 22, 1997

                                                  March 28, 1997



TO THE STOCKHOLDERS OF
SHENANDOAH TELECOMMUNICATIONS COMPANY:

     The annual meeting of stockholders of Shenandoah
Telecommunications Company will be held in the Social Hall of the Edinburg Fire Department, Stoney Creek Boulevard, Edinburg,
Virginia, on Tuesday, April 22, 1997, at 11:00 a.m. for the following purposes:

1.   To elect nine directors to serve for the ensuing year; and

2. To transact such other business as may properly come before the meeting or any adjournment thereof.

     Only stockholders of record at the close of business March 26, 1997, will be entitled to vote at the meeting.

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

                    SEE PROXY STATEMENT ON THE FOLLOWING PAGES
PAGE

                         PROXY STATEMENT

                                            P. O. Box 459
                                            Edinburg, VA 22824
                                            March 28, 1997

TO THE STOCKHOLDERS OF
SHENANDOAH TELECOMMUNICATIONS COMPANY:

     Your proxy in the enclosed form is solicited by the management of the Company for use at the Annual Meeting of Stockholders to be held in the Social Hall of the Edinburg Fire Department, Stoney Creek Boulevard, Edinburg, Virginia, on Tuesday, April 22, 1997, at 11:00 a.m., and any adjournment thereof.

     The mailing address of the Company's executive offices is P.
O. Box 459,  Edinburg, Virginia 22824.

     The Company has 8,000,000 authorized shares of common stock, of which 3,760,760 shares were outstanding on March 26, 1997. This proxy statement and the Company's annual report, including financial statements for 1996, are being mailed on or about March 28, 1997, to approximately 3,409 stockholders of record on March 26, 1997. Only stockholders of record on that date are entitled to vote. Each outstanding share will entitle the holder to one vote at the Annual Meeting. No director, officer, or other party owns as much as five percent of the outstanding shares of the common stock of the Company. The Company intends to solicit proxies by the use of the mail, in person, and by telephone. The cost of soliciting proxies will be paid by the Company.

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

     On February 17, 1997, Douglas C. Arthur was elected by the
Board to fill the vacancy created by the death of Philip M.
Grabill, Jr.

PAGE

                             Nominees for Election of Directors

                     Elected                  Principal Occupation and Other
Name of Director        Director       Age       Directorships for Past Five Years

      (1)                     (2)                                (3)
Douglas C. Arthur             1997      54        Attorney-at-Law; Dir., 1st National
                                                   Corp.

Noel M. Borden                1972      60        Pres., H. L. Borden Lumber Co. (a
Vice President                                    retail building materials firm); Chairman
                                                                                of the
                                        Board, 1st National Corp.

Dick D. Bowman                1980      68        Pres., Bowman Bros., Inc. (a farm
 Treasurer of the Co.                             equip. dealer); Dir., Shen. Valley Elec.
                                                  Coop.; Dir., Rockingham Mutual Ins. Co.;
                                                  Dir., Old Dominion Electric   Coop.

Ken L. Burch                  1995      52        Farmer

Christopher E. French         1996      39        Pres., Shen. Telecommunications Co.
 President                                        & its Subsidiaries; Dir., 1st National
                                                  Corp.

Grover M. Holler, Jr.         1952      76        Pres., Valley View, Inc. (a real
                                                   estate developer)

Harold Morrison, Jr.          1979      67        Chairman of the Board, Woodstock
Secretary of the Co.                              Garage, Inc. (auto sales & repair
                                                  firm); Dir., 1st Virginia Bank-BR

Zane Neff                     1976      68        Retired Manager, Hugh Saum Co.,
Asst. Secretary                                   Inc. (a hardware and furniture
of the Co.                                        store); Dir., Crestar Bank

James E. Zerkel II            1985      52        Vice Pres., James E. Zerkel, Inc. (a
                                                  heating, gas, & hardware firm); Dir.,
                                                  Shenandoah Valley Electric Coop.)
PAGE

(1)  The directors who are not full-time employees of the Company were compensated in 1996 for their services on the Board and one or more of the Boards of the Company's subsidiaries at the rate of $355 per month plus $355 for each Board meeting attended.  Additional compensation was paid to the Vice President, Secretary, Assistant Secretary, and
     Treasurer, for their services in these capacities, in the amounts of $1,300, $2,720,
     $1,300, and $2,720, respectively.

(2)  Years shown are when first elected to the Board of the Company or the Company's predecessor, Shenandoah Telephone Company.  Each nominee has served continuously since the year he joined the Board.

(3)  Each director also serves as a director of one or more of the Company's  subsidiaries.


PAGE

      Standing Audit, Nominating, and Compensation Committees
                     of the Board of Directors



1. Audit Committee - The Finance Committee of the Board of Directors, consisted of the following directors: Dick D. Bowman (Chairman), Grover M. Holler, Jr., and Noel M. Borden. It performed a function similar to that of an Audit Committee. This committee is responsible for the employment of outside auditors and for receiving and reviewing the auditor's report. During 1996 there were two meetings of the Finance Committee. Additional business of the committee was conducted in connection with the regular Board meetings.

2. Nominating Committee - The Board of Directors does not have a standing Nominating Committee.

3. Compensation Committee - The Personnel Committee of the Board of Directors, consisted of the following directors: Noel M. Borden (Chairman), Harold Morrison, Jr., and Philip M. Grabill, Jr. James E. Zerkel II has been named to this committee to replace Mr. Grabill. This committee performed a function similar to that of a Compensation Committee. It is responsible for the wages, salaries, and benefit programs for all employees. During 1996 there were three meetings of this committee.

       Attendance of Board Members at Board and Committee Meetings

       During 1996, the Board of Directors held 13 meetings. All of the directors attended at least 75 percent of the aggregate of: (1) the total number of meetings of the Board of Directors; and (2) the total number of meetings held by all committees of the Board on which they served.

                       Certain Transactions

   In 1996, the Company received services from Mr. Morrison's company in the amount of $24,239 and from Mr. Zerkel's company in the amount of $20,145. Management believes that each of the companies provides these services to the Company on terms comparable to those available to the Company from other similar companies. No other director is an officer, director, employee, or owner of a significant supplier or customer of the Company.







PAGE

                                       STOCK OWNERSHIP

   The following table presents information relating to the beneficial ownership of the
Company's outstanding shares of common stock by all directors, the president, and all directors and officers as a group.

                                    No. of Shares
   Name and Address                 Owned as of 2-1-97            Percent of Class
                                         (1)                          (2)
Douglas C. Arthur                            1,440                          *
   Strasburg, VA 22657
Noel M. Borden                               17,896                         *
   Strasburg, VA 22657
Dick D. Bowman                               42,944                        1.14
   Edinburg, VA 22824
Ken L. Burch                                 45,172                        1.20
   Quicksburg, VA 22847
Christopher E. French                       129,228                        3.44
   Woodstock, VA 22664
Grover M. Holler, Jr.                        70,736                        1.88
 Edinburg, VA 22824
Harold Morrison, Jr.                         20,378                         *
   Woodstock, VA 22664
Zane Neff                                     7,616                         *
   Edinburg, VA 22824
James E. Zerkel II                            4,348                         *
   Mt. Jackson, VA 22842

Total shares beneficially
owned by 13 directors and
officers as a group                    341,714                        9.09

PAGE

(1)  Includes shares held by relatives and in certain trust relationships, which may be deemed to be beneficially owned by the nominees under the rules and regulations of the
Securities and Exchange Commission; however, the inclusion of such shares does not constitute an admission of beneficial ownership.

(2)  Asterisk indicates less than 1%.



                                 SUMMARY COMPENSATION TABLE

   The following Summary Table is furnished as to the salary and incentive payment paid by the Company and its subsidiaries on an accrual basis during the fiscal years 1994, 1995, and
1996 to, or on behalf of, the chief executive officer and each of the next four most highly compensated executive officers who earn $100,000 or more per year.
        Name and Principal                                        Incentive
             Position                    Year         Salary       Payment
       Christopher E. French             1996        $130,612      $ 11,013
            President                    1995         114,684        20,150
                                         1994         107,816        14,875

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

                             Estimated Annual Pension
                             Years of Credited Service
Final Average
Compensation           15        20       25       30      35

  $20,000            $ 3,420  $ 4,560  $ 5,700  $ 6,840  $ 7,130
   35,000              6,540    8,720   10,901   13,081   13,588
  50,000              10,568   14,090   17,613   21,136   21,861
   75,000             17,280   23,040   28,801   34,561   35,648
  100,000             23,993   31,990   39,988   47,986   49,436
  125,000             30,705   40,940   51,176   61,411   63,223
  150,000             37,418   49,890   62,363   74,836   77,011

   Covered Compensation for those retiring in 1997 is $29,304. Final Average Compensation equals an employee's average annual compensation for the five consecutive years of credited service for which compensation was the highest. The amounts shown as estimated annual pensions were calculated on a straight-life basis assuming the employee retires in 1997. The Company did not make a contribution to the Retirement Plan in 1996, as the Plan was adequately funded. Christopher French had 15 years of credited service under the plan as of January 1, 1997.

      COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

   The members of the Personnel Committee of the Board of Directors of the Company perform the function of a Compensation Committee. The Committee's approach to compensation of the Company's executive officers, including the chief executive officer, is to award a total compensation package consisting of salary, incentive, and fringe benefit components. The compensation package is designed to provide a level of compensation to enable the Company to attract

PAGE
and retain the executive talent necessary for the long-term success of the organization. The incentive plan component of the total compensation package provides an incentive to the officers to meet or exceed certain performance objectives. The plan also places a portion of the officers' total compensation at risk in the event the Company does not achieve its objectives. The objectives include a component measuring the improvement in the level of service provided to the Company's customers and a component measuring the Company's financial performance. In 1996, the Company reached over 57 percent of its combined goals.

   Submitted by the Company's Personnel Committee:
     Noel Borden, Chairman
     Harold Morrison, Jr.
     James Zerkel II

PAGE

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

 .Comparison of Five-Year Cumulative Total Return* among Shenandoah Telecommunications Company, NASDAQ Market Index, and S&P Telephone Index

                      1991   1992    1993    1994    1995   1996

Shenandoah
Telecommunications 100.00  105.49  110.47  105.52  113.78  118.35

NASDAQ Market
Index              100.00  116.40  133.60  130.60  184.70  227.20

S&P Telephone
Index              100.00  109.73  126.73  121,49  183.02  184.85


Assumes $100 invested December 31, 1991 in Shenandoah
Telecommunications Company stock, NASDAQ Market Index, and S&P
Telephone Index

*Total return assumes reinvestment of dividends


PAGE

                      EMPLOYMENT OF AUDITORS

   The Board of Directors, on the recommendation of the Audit Committee, has appointed the firm of McGladrey and Pullen as auditors to make an examination of the accounts of the Company for the 1997 fiscal year. It is not expected that representatives of the firm will be present at the annual meeting.


                  PROPOSALS OF SECURITY HOLDERS

   Proposals of security holders to be included in management's proxy statement and form of proxy relating to next year's annual meeting must be received at the Company's principal executive offices not later than November 28, 1997.



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



PAGE

EXHIBIT 13.  ANNUAL REPORT
(inside front cover)
                     STOCKHOLDER INFORMATION

Our Business

   Shenandoah Telecommunications Company is a holding company which provides telephone service through its subsidiary, Shenandoah Telephone Company, primarily in Shenandoah County and small service areas in Rockingham, Frederick, and Warren counties, all in Virginia. The Company provides cable television service in Shenandoah County through its subsidiary, Shenandoah Cable Television Company. The Company provides unregulated communications equipment and services through its subsidiary, ShenTel Service Company, which sells and maintains PBXs, key systems, and security systems. The Company finances purchases of telecommunications facilities and equipment through its subsidiary, Shenandoah Valley Leasing Company. Shenandoah Mobile Company furnishes paging, mobile telephone, business radio, and cellular telephone services in the northern Shenandoah Valley. Shenandoah Mobile Company is the managing general partner of a partnership providing cellular services in Virginia RSA 10 covering the northwestern portion of Virginia. The Company resells long distance services through Shenandoah Long Distance Company. Shenandoah Network Company operates and maintains the Company's interstate fiber optic network. Under an agreement with American Personal Communications, Shenandoah Personal Communications Company is building and operating a personal communications network in the four-state region from Chambersburg, Pennsylvania to Harrisonburg, Virginia.

Annual Meeting

   The Board of Directors extends an invitation to all stockholders to attend the Annual Meeting of Stockholders. The meeting will be held Tuesday, April 22, 1997, at 11:00 a.m. in the Social Hall of the Edinburg Fire Department, Stoney Creek Boulevard, Edinburg, Virginia. Notice of the Annual Meeting, Proxy Statement, and Proxy were mailed to each stockholder on or about March 28, 1997.

Form 10-K

   The Company's Annual Report on Form 10-K filed with the
Securities and Exchange Commission is available to stockholders, without charge, upon request to Mr. Laurence F. Paxton, Vice
President - Finance, Shenandoah Telecommunications Company, P. O.
Box 459, Edinburg, VA 22824.
PAGE

(Inside front cover bottom)

Market and Dividend Information

   The stock of Shenandoah Telecommunications Company is not listed on any national exchange or NASDAQ, and the Company is not aware of any broker who maintains a position in the Company's stock. It, however, is aware of unconfirmed transactions of the stock which have been handled privately and by brokers and local auctioneers. Additionally, the stock is traded on the over-the-counter bulletin board system. Some of these prices include commissions and auctioneers' fees. Since some prices are not reported to the Company and family transactions are not applicable, all transactions are not included in the following summary of prices. The Company has maintained a policy of declaring an annual cash dividend.

            1996                                 1995
       No.     No.                   No.     No.
Qtr.  Trans. Shares  High    Low    Trans.  Shares   High     Low
1st    145   14,045 $28.00 $19.75     69    10,123  $25.00  $18.41
2nd    123   10,368  27.00  20.00    221    22,860   40.00   19.00
3rd    126   12,391  25.50  20.00    167    13,860   31.00   19.00
4th     92    9,339  31.00  20.00    119    10,885   30.00   19.00

Weighted average price
  per share -              $21.86                           $21.42
Annual cash dividend
  per share -                 .42                              .42
Special cash dividend
  per share -                   -                              .06

Corporate Headquarters                   Independent Auditors
Shenandoah Telecommunications Company    McGladrey & Pullen, LLP
124 South Main Street                    1051 East Cary Street
Edinburg, VA 22824                       Richmond, VA 23218

Stockholders' Questions and Stock Transfers - Call (540) 984-5260
Transfer Agent - Common Stock
Shenandoah Telecommunications Company
P. O. Box 459
Edinburg, VA 22824
PAGE>

                       FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA


                              1996         1995        1994        1993          1992
Operating Revenues         $25,429,854  $21,919,150  $20,229,178  $18,329,886  $17,359,114
Operating Expenses          17,485,203   13,027,468   12,050,713   11,455,136   10,454,448
Income Taxes                 2,821,586    3,572,956    2,577,641    2,481,764    2,189,663
Other Income less Other
 Expenses (1)                  446,574      456,544      (90,897)    (154,454)     188,210
Interest Expense               803,300      685,971      658,908      621,944      667,900
Gain (loss) on Security
 Sales or Writedown             228,250    1,141,386           -            -     (220,000)
Net Income                  $ 4,994,589  $ 6,230,685 $ 4,851,019  $ 4,602,619  $ 4,015,313
Net Income from Continuing
 Operations (2)             $ 4,790,006  $ 5,522,904 $ 4,851,019  $ 4,156,300  $ 4,151,801
Total Assets                $79,374,097  $59,896,990 $52,464,150  $49,652,064  $44,839,501

Long-Term Obligations       $24,706,239  $10,558,953 $ 9,941,209  $ 9,381,813  $ 8,754,524

Stockholder Information
 Number of Stockholders           3,399        3,226       2,979        2,879        2,683
 Shares of Stock (3)          3,760,760    3,760,760   3,760,760    3,760,760    3,760,760
 Earnings per Share (3)     $      1.33  $      1.66 $      1.29  $      1.22  $      1.07
  Continuing Operations (3) $      1.27  $      1.47 $      1.29  $      1.11  $      1.10
  Regular Cash Dividend per
   Share (3)                $       .42  $       .42 $      .375  $       .30  $      .275
  Special Cash Dividend per
   Share (3)                $       -    $       .06 $        -   $         -  $         -

(1)    Includes non-operating income less expenses and minority interest in net income of consolidated subsidiaries.
(2)    Excludes gain on sale of investments in MFS Communications Company and South
       Atlantic Venture Fund III in 1996; gain on sale of investments in Virginia Metrotel and MFS Communications Company in 1995; gain on sale of fiber optic lease asset;
       write-off of portion of investment in Metrotel Services, Ltd.; share of loss of
       Virginia Metrotel in 1993; and write-down of AvData in 1992.  All items netted for estimated income tax effect.

(3)    The information has been restated to reflect a 2-for-1 split to stockholders of record January 23, 1995.
/TABLE

                    CABLE TELEVISION EXPANSION


   On September 30, 1996, Shenandoah Cable Television Company acquired the Shenandoah County CATV systems formerly owned by C4 Media. These systems, which had been purchased in February of 1996 by FrontierVision Operating Partners, L.P. of Denver, Colorado, have become a part of Shenandoah Cable's existing CATV system, increasing its customer base to 7,798 customers. This company now provides cable television service to all the incorporated towns and to a large part of the rural portion of Shenandoah County.

   The enactment of the Telecommunications Act of 1996 removed requirements for approval by the Federal Communications Commission, allowing Shenandoah Cable to purchase and build CATV facilities in the same area where its affiliate, Shenandoah Telephone Company, provides local telephone service. Operation of both the CATV and Telephone networks in the same area will allow both services to share common network elements.

   Planning is presently under way to integrate and upgrade the technical capabilities of the separate systems. Engineering has been completed to utilize our fiber optic facilities to combine the three existing CATV headends. The Woodstock and New Market headends will be eliminated, and all signals will be gathered and processed from our Edinburg site. This will provide our customers increased service dependability and separate routing of the signal trunking to individual towns. Existing network facilities will also be used to trunk Washington, DC off-air signals from our Berryville mobile tower site to Edinburg. This should greatly improve the picture quality of the six off-air channels presently being carried out of the Washington/Baltimore area.

   We have budgeted $800,000 for 1997 to upgrade our existing Edinburg 300 megahertz system to 750 megahertz. The newly acquired 450 megahertz systems of Woodstock and New Market will also be engineered to a 750 megahertz system and will be upgraded in 1998 at a cost of approximately $500,000. This 750 megahertz hybrid fiber coaxial network will allow us to offer all of our CATV customers a broad selection of video programming and supplement the basic services with additional features and functionality in the future. We will have the potential to use the bandwidth capacity of the CATV network for the delivery of new services, such as high-speed Internet access, advanced pay-per-view services, development of a community public access channel, and deployment of interactive programming.

   This acquisition will allow us to offer the residents of Shenandoah County the benefits of local ownership and operation of their CATV services. At the same time, it will enable Shenandoah Cable to continue expanding its broadband network services in order to provide the services needed by our customers today and in the future.

PAGE

                        PCS MOVING FORWARD

   Shenandoah Personal Communications Company had a very busy year in 1996. It reviewed over 100 potential sites for communications towers and attended more than 50 public meetings to obtain the necessary local governmental approvals. Since we were the first PCS provider to ask for communication sites in many jurisdictions, we helped several of the local authorities write or rewrite their zoning ordinances regarding towers and wireless communications facilities. Our efforts were always geared toward using existing structures whenever possible; but, if we had to build a new structure, we made it available to other providers. By the end of the year we had built twelve communication towers, averaging over 250 feet tall. At the same time, fifteen PCS base stations were also installed. By July 31, we had extended PCS south from Martinsburg, West Virginia to Woodstock, Virginia and, by September 30, to Harrisonburg, Virginia.

   In the third quarter of 1996 we focused our attention on areas that required additional coverage. We decided to improve service in many of the towns and cities along our coverage area; and we started the zoning, building, and installation process for the additional sites. The results of this work will be seen in the first half of 1997 as we bring additional sites on the air in Hagerstown, Strasburg, Woodstock, Edinburg, and Front Royal. Additional sites will follow later in 1997.

   During 1996 we also identified two sites for additional
Shentel/Sprint Spectrum retail stores. In the spring of 1997 we will open a PCS store at the Company's retail sales office building at 1923 South Loudoun Street in Winchester. We will then open a third PCS store at 182 Neff Avenue in Harrisonburg.

   Our sales efforts were very successful as well, despite the delay of commercial availability of service. During the year our sales staff concentrated on selling our PCS phones through our Sprint Spectrum store in Hagerstown, as well as through our extensive network of independent retailers like Radio Shack, Circuit City, and Sears.

PAGE

                    1996 FLOODS IMPACT SERVICE


   During 1996, the tranquility of the Shenandoah River was disturbed on two different occasions - first in January and again in September - by floods of massive proportions. Not only did the floods do considerable damage to low-lying areas along the river banks; they also had an impact on the facilities of Shenandoah Telephone Company. Many of our facilities in areas along the river were damaged or destroyed by the force of the flood waters, affecting the service of many of our customers.

   The capabilities of our Shenandoah Telephone Company personnel were severely challenged to restore service in a timely manner to our affected customers. In some cases, in order to provide emergency service to some of the people that were isolated because of flood damage, the Company was able to equip the residents of those areas with cellular telephones to use until normal service was restored. Despite the adverse conditions remaining after the flood waters receded, most known service outages were restored within four days. Our personnel worked long hours to restore service to the level of service standards our customers have come to expect.

PAGE

                             PERSONNEL

   The business growth and expansion of our organization was reflected in the increase in our number of employees. At the end of the year we had 152 full-time equivalent (FTE) employees, as compared to 140 FTE employees at the end of 1995. This growth was partly due to acquiring the Shenandoah County CATV systems, formerly owned by FrontierVision; expanding our PCS operations; and the growth of our Internet business.

   Employees hired in 1996 include:  Shenandoah Telephone Company
- Larry Drake, Vice President-Network Service; Sandra Crabill and Paula Lam, Data Processing System Operators; Laura Drummond and Stacey Smith, Service Representatives; Melissa Lloyd, Part-time Communications Center Operator; Keith Jones, Central Office Technician; Chris Haynes, Installer-Repairman; Steven Richman, Janitor; John Bauserman, Mark Loving, Bryan Mauck, and Alan Moomaw, Jr., Laborers. Shenandoah Cellular - Anna Shifflett, Service Representative; and Sean Lannoo, Installer-Repairman. Shenandoah Personal Communications Company - (Hagerstown office) - Laurie Nigh, Retail Sales Representative; (Winchester office) - Jon Clatterbuck, Anita Kellam, and Dawn Sager, Retail Sales Representatives; and Edward Budd, Area Manager of the Harrisonburg office.

   In addition, the following employees received promotions and transfers: Kelly Clark, Cellular Sales Representative; Lewis Fadely, Vice President-Operations; Dale Jordan, Installer-Repairman; Bobby Lloyd, Cable Splicer; Rhonda Lively, System Technician; Jeff Manning, Central Office Technician; Patricia Marcey-Miller and David Mathias, PCS Assistant Managers; Tracy Miller, Cellular Retail Sales Representative; David Myers II, System Technician; Kerwin Ralls, Cellular Assistant Manager; Dawn Sager, PCS Retail Sales Representative; Sen Soan, Lineman; Gary Strosnider, Construction Foreman; Tamara Weekley, Cellular Sales Representative; Teresa Brock, Accounting Clerk; Jane deCourcy and Lisa Mauck, Service Representatives; Melvin Kibler, Jr., Installer-Repairman; and Jerry Mason, Field Engineer.

   Many milestone anniversaries were reached in 1996. We recognized the following 26 employees for a total of 410 years of service: 35 years - Janice Clem; 30 years, James Wellard, Dot Baker, Earnest Moomaw, Jr., and Melvin Kibler, Jr.; 25 years - Ben Myers, Betty Bly, Gary Kronk, and Daniel Burner; 15 years -Jane deCourcy, Susan Foltz, and Christopher French; 10 years - Tom Smith, Ronald Bankert, Joe O'Rear, Christina Price, Ruth Hoffman, Tracy Miller, Gary Shipe, and Sen Soan; 5 years - Donna Justice, Judy Baker, Laurence Paxton, Cynthia Soltis, Kerwin Ralls, and Neil Fadely.

   Our summer internship program was again active during 1996. A total of 24 college students assisted our organization during the summer months and holiday vacations.
PAGE

   During the year our employees were once again generous with their time, talents, and money by supporting the American Cancer Society's Relay for Life and assisting Shenandoah County Social Services in providing Christmas gifts for foster children. The employees also participated in community and industry events, including telephone book recycling, parades, Sandy Hook Truck Day, and a wide variety of other charitable and civic organizations.

   Warren B. French, Jr., Chairman Emeritus of the Board of Directors of the Company, was honored by Lord Fairfax Community College by having the new Telecommunications Center named after him. The Warren B. French, Jr. Telecommunications Center opened for class in the fall of 1996 and presently offers fully interactive classes in conjunction with the high schools in Shenandoah County.

PAGE

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Shenandoah Telecommunications Company is a diversified telecommunications holding company providing both regulated and unregulated telecommunications services through its eight wholly-owned subsidiaries.

   The regulated telephone local exchange company is the largest subsidiary, accounting for 54.5% of revenue. This industry is in a period of transition from a protected monopoly to a competitive environment as evidenced by the passage of the Telecommunications Act of 1996. As a result, Shenandoah Telecommunications has made, and plans to continue to make, significant investments in the new and emerging technologies. In 1994 the Company began providing Internet access and in December of 1995 became the first in the United States to offer Personal Communications Services in a rural location. On September 30, 1996, the Company purchased the Shenandoah County cable television assets of FrontierVision Operating Partners, L.P., more than doubling the cable television customer base.

   Other significant services provided are cellular phone, long distance, and facilities leased to interexchange carriers on a Company owned fiber optic cable network. The Company also sells and leases equipment, mainly related to services provided, and participates in emerging technologies by direct investment in non-affiliated companies.


RESULTS OF OPERATIONS

   The Company's largest source of revenue continues to be for access to the Company's local exchange network by interexchange carriers. The volume for changes in access revenues generally corresponds with growth in minutes of use and in access lines. The minutes of use during 1996 increased 8.8% compared to an increase of 7.2% in 1995. The number of access lines increased by 3.8% in 1996 and 3.1% in 1995.

   Cable Television revenues increased principally as a result of the acquisition mentioned above. Cable Television revenues increased 47.1% in 1996 as compared to 17.1% in 1995.
Approximately 95.1% of the 1996 gain is attributed to the acquisition's revenues for the last quarter. The 1995 increase was due to a restructuring of rates charged beginning September 1, 1994.

   The increase in the ShenTel Service revenues equaled $309,595 or 22.5% for 1996 compared to a $176,648 decrease in 1995. The 1996 increase in revenues is due to expansion of our Internet Service operation, with a revenue gain of $305,099 or 203.2%. The decrease in 1995 was due to lower retail equipment sales.
PAGE

   The Mobile revenues are mainly comprised of revenues from wireless communications services. Local cellular service revenues increased $776,949 or 35.6% in 1996 compared to $177,761 or 8.9% in
1995. Outcollect roamer revenues increased $819,092 or 31.6% in 1996 compared to $536,772 or 26.1% in 1995. The increase in local cellular revenues was due to a 56.7% increase in the customer base in 1996 and a 27.5% increase in 1995.

   Long Distance revenues declined by 7.7% in 1996 and by 1.7% in 1995 due to a loss of market share. The 1996 revenue decrease of $87,471 was more than offset by the $122,809 reduction in underlying line costs stemming from a new contract.

   The Company also leases capacity on fiber optic facilities in West Virginia and Maryland to interexchange carriers. The revenue for this activity appears as Network revenues on the income statement. This service experienced a revenue increase of 8.1% in 1996. New contracts added in late 1994 were primarily responsible for the 1995 increase of 42.6%.

   Cost of Products Sold increased by $861,917 or 112.8% in 1996.
Handset sales in the personal communications and cellular operations were responsible for 94.7% of this change.

   Plant Specific is chiefly comprised of ongoing operating and maintenance expense for physical plant. This category increased by 22.3% in 1996 and 6.2% in 1995. Almost half of the 1996 increase is for building, tower, land rentals, and maintenance. The remainder of the increase is primarily attributed to additional plant placed in service during 1996.

   The expense category with the largest increase in 1996 was Network and Other. The increases in 1996 and 1995 were due primarily to facilities costs attributed to the PCS, Cellular, and Internet Service operations. These costs increased $1,231,818 or 59.8% in 1996 primarily due to the rapidly increasing customer base for these services.

   Depreciation and Amortization, our largest expense category, increased by 23.2% in 1996 compared to 4.9% in 1995. Plant in Service, combined with goodwill and non-compete values appraised for the CATV acquisition, collectively increased the basis for this category by $17,671,554 or 33.3% in 1996. In addition to the CATV acquisition, other significant investments were made in towers and equipment for wireless services and normal telephone network expansion.

   Total payroll costs (including capitalized costs) increased 23.4% in 1996 compared to 1995. Total payroll costs in 1995 increased 8.9% from the previous year. The cost increases are primarily due to an increase in the number of employees, principally in the Personal Communications Services operations. Payroll is primarily responsible for the 35.8% increase in customer operations and 15.5% increase in corporate operations expense in 1996.
PAGE

   The increase in Taxes Other Than Income in 1996 was primarily due to the increased amount of Plant in Service.

   The Non-operating Income Less Expenses category consists mainly of the income or loss from interest bearing instruments and external investments made by the Company. The increase reflected on the income statement is principally due to income recognized in one of the Company's partnership investments.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has two principal sources of funds for funding current expansion activities. First, the Company has a loan agreement with the Rural Telephone Bank with approximately $3,600,000 remaining for future advances. Expenditure of these loan funds is limited to capital projects for the regulated local exchange carrier.

   The second principal liquidity source is a credit facility agreement with CoBank, entered into in July 1996. Pursuant to this agreement, the Company can borrow up to $25,000,000 for a three-year period ending September 1, 1999. During this period only interest is payable. On September 1, 1999, the outstanding principal balance will be amortized and repaid in monthly installments over the next twelve years, with the final installment due August 20, 2011. Draws on this loan for 1996 totaled $13,467,838.

   As discussed above, the Company's new Personal Communications Services (PCS) business requires significant investment in new plant and equipment. The Company's Board of Directors has approved a construction budget of potential projects totaling approximately $25,910,000. This budget includes approximately $13,674,000 for PCS-related new plant in 1997. The remaining amounts are primarily for telephone central office equipment and fiber optic cable facilities.

   The Company expects to finance these planned additions through internally generated cash flows and additional advances from the RTB note and CoBank agreement.

PAGE

                   Independent Auditor's Report


The Board of Directors
Shenandoah Telecommunications Company
Edinburg, Virginia

We have audited the accompanying consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shenandoah Telecommunications Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Richmond, Virginia
January 24, 1997
PAGE

Shenandoah Telecommunications Company and Subsidiaries
Consolidated Balance Sheets
December 31, 1996, 1995 and 1994
ASSETS                             1996                1995                 1994
Current Assets
Cash and cash equivalents     $    3,763,468      $    6,106,447      $    8,574,559
Certificates of deposit            1,142,181           1,242,228             930,911
Held-to-maturity securities
  (Note 2)                         2,148,945           2,488,773             950,750
Accounts receivable, including
 interest receivable               4,208,742           3,068,379           2,880,428
Materials and supplies             2,888,709           1,922,090           1,511,006
Prepaid expenses and other
 current assets                      399,074             481,003             317,331
                              ------------------------------------------------------
Total current assets              14,551,119          15,308,920          15,164,985
                              ------------------------------------------------------
Securities and Investments (Note 2)
 Available-for-sale securities     2,738,431           2,333,411                   -
 Held-to-maturity securities       1,622,433           2,098,968             499,687
 Other investments                 4,112,947           3,072,728           4,607,845
                              ------------------------------------------------------
                                   8,473,811           7,505,107           5,107,532

Property, Plant and Equipment (Note 3)
 Plant in service                 65,215,491          53,076,538          49,039,958
 Plant under construction          5,626,710           2,372,750             248,717
                              ------------------------------------------------------
                                   70,842,201         55,449,288          49,288,675
 Less accumulated depreciation     21,648,820         18,795,430          17,402,341
                              ------------------------------------------------------
                                   49,193,381         36,653,858          31,886,334
                              ------------------------------------------------------

See Notes to Consolidated Financial Statements.
PAGE

Shenandoah Telecommunications Company and Subsidiaries
Consolidated Balance Sheets (Continued)
December 31, 1996, 1995 and 1994

                                   1996                1995                 1994
Other Assets
 Cost in excess of net assets of
  business acquired, less accumulated
  amortization (Note 6)             5,532,601                  -                   -
 Deferred charges and other assets    523,185            429,105             305,299
 Deposit                            1,100,000                  -                   -
                              ------------------------------------------------------
                                    7,155,786            429,105             305,299
                              ------------------------------------------------------
                              $    79,374,097     $   59,896,990      $   52,464,150
                              ------------------------------------------------------


See Notes to Consolidated Financial Statements.
PAGE

Shenandoah Telecommunications Company and Subsidiaries
Consolidated Balance Sheets (Continued)
December 31, 1996, 1995 and 1994


LIABILITIES AND STOCKHOLDERS'
EQUITY

                                   1996                1995                 1994
Current Liabilities
 Current maturities of
  long-term debt (Note 3)     $    529,405        $    461,927        $    423,329
 Accounts payable                2,097,115             813,887             307,691
 Advance billings and payments     590,336             625,559             526,105
 Customers' deposits                89,591             107,509             137,793
 Other current liabilities       1,117,795           2,164,069             937,586
 Other taxes payable               128,144              85,804              53,739
                              ____________________________________________________

  Total current liabilities      4,552,386           4,258,755           2,386,243
                              ____________________________________________________

Long-Term Debt, less
 current maturities (Note 3)    24,176,834          10,097,026           9,517,880
                              ____________________________________________________

Other Liabilities and
 Deferred Credits
  Deferred investment
   tax credit                      291,957             367,143             442,844
Deferred income taxes (Note 4)   4,908,170           3,965,318           3,535,014
Pension and other (Note 5)         573,363             438,324             745,935
                              ____________________________________________________

                                 5,773,490           4,770,785           4,723,793
                              ____________________________________________________


Minority Interests               1,743,465           1,499,151           1,219,493
                              ____________________________________________________

See Notes to Consolidated Financial Statements.
PAGE

Shenandoah Telecommunications Company and Subsidiaries
Consolidated Balance Sheets (Continued)
December 31, 1996, 1995 and 1994


                                   1996                1995                 1994
Stockholders' Equity (Note 3)
 Common stock, no par value,
  authorized 8,000,000 shares;
  issued 3,760,760 shares        4,740,677           4,740,677           4,740,677
 Retained earnings              37,716,654          34,301,584          29,876,064
 Unrealized gain on
  available-for-sale
  securities, net (Note 2)         670,591             229,012                   -
                              ____________________________________________________
                                43,127,922          39,271,273          34,616,741
                              ____________________________________________________
                              $ 79,374,097       $  59,896,990       $  52,464,150




See Notes to Consolidated Financial Statements.
PAGE

Shenandoah Telecommunications Company and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 1996, 1995 and 1994



                                   1996                1995                 1994
Operating revenues
 Telephone revenues:
  Local service               $    3,319,648     $   3,072,097       $   2,868,656
  Access and toll service          7,021,504         6,658,076           6,455,953
  Directory                        1,131,540         1,119,858           1,024,740
  Facility leases                  1,838,293         1,699,709           1,291,390
  Billing and collection             432,212           409,983             447,008
  Other miscellaneous                117,148           109,910             121,538
                              ____________________________________________________
    Total telephone revenues      13,860,345        13,069,633          12,209,285

Cable Television revenues          1,277,017           868,310             741,491
ShenTel Service revenues           1,688,795         1,379,200           1,555,848
Long Distance revenues             1,042,083         1,129,554           1,148,705
Mobile revenues                    6,620,093         4,952,967           4,206,736
Network revenues                     535,225           495,370             347,317
PCS revenues                         387,446                 -                   -
Other                                 18,850            24,116              19,796
                              ____________________________________________________
  Total operating revenues        25,429,854        21,919,150          20,229,178
                              ____________________________________________________
Operating expenses:
 Cost of products sold             1,626,181           764,264             802,904
 Line costs                          421,064           543,873             543,887
 Plant specific                    2,262,224         1,850,316           1,742,824
 Plant nonspecific:
  Network and other                3,291,073         2,059,255           1,649,329
  Depreciation and amortization    3,529,554         2,864,521           2,730,938
 Customer operations               3,347,804         2,465,316           2,206,931
 Corporate operations              2,297,308         1,988,852           1,903,653
 Taxes other than income             367,590           305,938             316,006
 Other                               342,405           185,133             154,241
                              ____________________________________________________
                                   17,485,203       13,027,468          12,050,713
                              ____________________________________________________

See Notes to Consolidated Financial Statements.PAGE

Shenandoah Telecommunications Company and Subsidiaries
Consolidated Statements of Income (Continued)
Years Ended December 31, 1996, 1995 and 1994


                                   1996                1995                 1994

    Operating income          $    7,944,651      $    8,891,682     $   8,178,465

Other income (expenses):
 Nonoperating income,
  less expenses                    1,115,888             991,202           302,420
 Interest expense                   (803,300)           (685,971)         (658,908)
 Gain on sale of assets              228,250           1,141,386                 -
                              ____________________________________________________

                                   8,485,489          10,338,299         7,821,977
Income taxes (Note 4)              2,821,586           3,572,956         2,577,641
                              ____________________________________________________
                                   5,663,903           6,765,343         5,244,336
Minority interests                  (669,314)           (534,658)         (393,317)
                              ____________________________________________________

    Net income                $    4,994,589      $    6,230,685     $   4,851,019


Net income per share          $         1.33      $         1.66     $        1.29


Cash dividends per share      $         0.42      $         0.48     $       0.375


Weighted average shares
  outstanding                      3,760,760           3,760,760         3,760,760



See Notes to Consolidated Financial Statements.
PAGE

Shenandoah Telecommunications Company and Subsidiaries
Consolidated Statements of Retained Earnings
Years Ended December 31, 1996, 1995 and 1994


                                   1996                1995                 1994

Balance, beginning            $    34,301,584     $    29,876,064    $  26,435,330
 Net income                         4,994,589           6,230,685        4,851,019
                              ____________________________________________________
                                   39,296,173          36,106,749       31,286,349
 Cash dividends                     1,579,519           1,805,165        1,410,285
                              ____________________________________________________
Balance, ending               $    37,716,654     $    34,301,584     $ 29,876,064






See Notes to Consolidated Financial Statements.
PAGE

Shenandoah Telecommunications Company and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 1996, 1995 and 1994


                                        1996                1995            1994
Cash Flows From
Operating Activities
 Net income                   $    4,994,589      $    6,230,685      $  4,851,019
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
  Depreciation                     3,402,794           2,864,521         2,730,938
  Amortization                       126,760                   -                 -
  Deferred taxes                     695,921             323,680           (53,324)
  Gain on sale of assets            (228,250)         (1,141,386)                -
  Losses on equity investments       189,389              43,763           207,510
  Minority share of income,
   net of distributions              244,314             279,658           223,317
  Other                               75,883              (4,551)          224,378
  Changes in assets and liabilities:
   (Increase) decrease in:
     Accounts receivable          (1,134,612)           (187,951)         (596,231)
     Material and supplies          (952,981)           (411,084)           34,076
   Increase (decrease) in:
     Accounts payable              1,283,228             396,307          (209,571)
     Other prepaids, deferrals
      and accruals                    43,018            (232,349)         (130,487)
                              ____________________________________________________
      Net cash provided by
      operating activities         8,740,053           8,161,293         7,281,625
                              ____________________________________________________

Cash Flows From Investing Activities
 Purchases of property
  and equipment                  (15,217,862)         (6,697,476)       (3,356,079)
 Acquisition of FrontierVision
  System                          (7,617,199)                  -                 -
 Deposit                          (1,100,000)                  -                 -
 Purchase of certificates
  of deposit                      (1,134,528)          (1,252,016)        (930,911)

(Continued)PAGE

Shenandoah Telecommunications Company and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 1996, 1995 and 1994


                                        1996                1995             1994
 Maturities of certificates
  of deposits                      1,234,575              940,699          106,375
 Cash flows from securities
  (Note 2)                           185,437           (2,427,349)        (810,461)
 Other                                54,628               44,053         (249,861)
                              ____________________________________________________
      Net cash used in
      investing activities       (23,594,949)          (9,392,089)      (5,240,937)
                              ____________________________________________________

Cash Flows From Financing
Activities
 Dividends paid                   (1,579,519)          (1,805,165)      (1,410,285)
 Payment on notes payable                  -                    -         (875,000)
 Proceeds from long-term debt     14,584,839              998,000          893,000
 Principal payments on
  long-term debt                    (493,403)            (430,151)        (378,259)
                              ____________________________________________________
           Net cash provided by
      (used in)
      financing activities        12,511,917           (1,237,316)      (1,770,544)
                              ____________________________________________________

      Net increase (decrease)
      in cash and cash
      equivalents                 (2,342,979)          (2,468,112)         270,144

Cash and cash equivalents:

 Beginning                         6,106,447            8,574,559        8,304,415
                              ____________________________________________________
 Ending                       $    3,763,468      $     6,106,447     $  8,574,559




(Continued)

Shenandoah Telecommunications Company and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 1996, 1995 and 1994


                                        1996                1995            1994
Supplemental Disclosures
 of Cash Flow Information
 Cash payments for:
  Interest, net of capitalized
   interest of $210,168 in 1996
   and $39,070 in 1995        $    726,242        $    683,313        $    661,029
  Income taxes                   2,071,027           3,081,596           3,013,201

Supplemental Schedule of Noncash
 Investing and Financing Activities
 Common stock received in sale of
  equity investee                        -           1,446,942                   -
 Change in classification of
  investments from cost method to
   available-for-sale (Note 2)           -           1,225,858                   -
 Proceeds of long-term debt for
  stock in Rural Telephone Bank     55,850              49,900              44,650



See Notes to Consolidated  Financial Statements.
/TABLE

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.   Summary of Accounting Policies

Shenandoah Telecommunications Company and subsidiaries (the "Company") operates entirely in the telecommunications industry. The Company provides telephone service, cable television service, unregulated communications equipment and services, paging, mobile telephone, business radio, cellular telephone, and personal communications services. In addition, through its subsidiaries, the Company finances purchases of telecommunications facilities and equipment and operates and maintains an interstate fiber optic network. The Company's operations are primarily located in the Northern Shenandoah Valley of Virginia and the surrounding areas. A summary of the Company's significant accounting policies follows:

Principles of consolidation: The consolidated financial statements include the accounts of all wholly-owned subsidiaries and those partnerships where effective control is exercised. All significant intercompany accounts and transactions have been eliminated.

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

Securities and investments: The Company has investments in debt and equity securities, which consist of shares of common and preferred stock and partnership interests. Debt securities consist primarily of obligations of the U. S. Government.

The Company follows the provisions of Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Statement 115 requires that management determine the appropriate classification of debt and equity securities that have readily determinable fair values. Classification is determined at the date individual investment securities are acquired. The appropriateness of such classification is reassessed continually. The classification of those securities and the related accounting policies are as follows:
PAGE

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.   Summary of Accounting Policies (Continued)

Held-to-maturity securities: These consist entirely of debt securities which are obligations of the U. S. Government. The Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are valued at amortized cost.

Available-for-sale securities: Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including changes in market conditions, liquidity needs and other similar factors. Available-for-sale securities are carried at fair value. Unrealized gains and losses are reportable as increases and decreases in stockholders' equity net of tax. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Investments carried at cost: These investments are those where the Company does not have significant ownership and for which there is no ready market. Information regarding these and all other investments is reviewed continuously for evidence of impairment in value. No impairment was deemed to have occurred at December 31, 1996.

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

Property, plant and equipment:   Property, plant and equipment
is stated at cost. Accumulated depreciation is charged with the cost of property retired, plus removal cost, less salvage. Depreciation is determined under the remaining life method and straight-line composite rates. Depreciation provisions were approximately 5.8%, 5.7% and 5.7% of average depreciable assets for the years 1996, 1995 and 1994, respectively.

Pension plan: The Company maintains a noncontributory defined benefit retirement plan covering substantially all employees. Pension benefits are based primarily on the employee's compensation and years of service. The Company's policy is to fund the maximum allowable contribution calculated under federal income tax regulations.

PAGE

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.   Summary of Accounting Policies (Continued)

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

Earnings per common share: Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. All per share amounts have been restated to give effect to stock splits.
PAGE

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 2.  Investments

Investments consist of the following:

Investment in held-to-maturity
securities:                                  1996           1995         1994
U. S. Treasury securities, current       $ 2,148,945   $ 2,488,773   $  950,750
U. S. Treasury securities,
 noncurrent (due within three years)       1,622,433     2,098,968      499,687
                                         --------------------------------------
                                         $ 3,771,378   $ 4,587,741   $1,450,437


The fair market value approximates the carrying value for all held to maturity investments at December 31, 1996, 1995 and 1994.

                                           1996           1995         1994
Investment in available-for-
sale securities:
 Orion Network Systems, Inc.,
  Common and Preferred (including
  unrealized gains of $1,070,007
  in 1996 and $142,263 in 1995)         $ 2,705,926    $ 1,778,189   $        -
 MFS Communications Company,
  Inc. (including unrealized gain
   of $210,750 in 1995)                           -        532,500            -
 Comsat Corporation
  (including unrealized gains
  of $25,906 in 1996 and $16,123
  in 1995)                                   32,505         22,722            -

Total securities available
for sale                                $ 2,738,431    $ 2,333,411    $       -


The Company realized a gain of approximately $228,000 in 1996 and $269,000 in 1995 on the sale of available-for-sale securities. PAGE

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 2.  Investments (Continued)

Changes in the unrealized gain on available-for-sale securities during the years ended December 31, 1996 and 1995 reported as a separate component of stockholders' equity are as follows:

                                                  1996            1995          1994
Unrealized gain, beginning balance           $    369,136     $        -   $         -
Unrealized holding gains during the year          937,527        369,136             -
Realization of prior year unrealized gains       (210,750)             -             -

Unrealized gains, ending balance                1,095,913        369,136             -
Deferred tax effect related to net
 unrealized gains                                 425,322        140,124             -

Unrealized gain included in stockholders'
 equity                                      $    670,591      $ 229,012   $         -


Cash flows from purchases, sales and
maturities of securities:                          1996           1995          1994

Available-for-sale securities:

  Sales                                      $    550,000     $1,392,354   $        -

  Purchases                                             -        (83,335)           -

Held-to-maturity securities:
 Maturities                                     2,488,773       5,466,558     969,384
 Purchases                                     (1,672,410)     (8,603,862) (1,450,439)

Other investments:
 Sales                                                  -          63,751           -
 Purchases                                     (1,180,926)       (662,815)   (329,406)
                                             ________________________________________
Total                                        $    185,437     $(2,427,349) $ (810,461)

PAGE

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 2.     Investments (Continued)

Other investments comprised of equity securities which do not have readily determinable fair values consist of the following:


                                                    1996          1995        1994
Cost method:
 Orion Network Systems, Inc.                 $          -     $        -   $1,552,592
 USTN Holdings, Inc.                              843,486              -            -
 Independent Telecommunications Network, Inc.           -        782,125      782,125
 U. S. Intelco Holdings, Inc.                           -         38,493       38,493
 AvData Systems, Inc.                             149,860        149,860      149,860
 Rural Telephone Bank                             624,837        568,992      519,097
 Concept Five Technologies                      1,000,003              -            -
 Other                                            163,002        170,165      188,219
                                             ________________________________________
                                                2,781,188      1,709,635    3,230,386
                                             ________________________________________
Equity method:
 Virginia MetroTel                                      -              -      633,627
 South Atlantic Venture Fund III L.P.             589,632        369,289      125,000
 Virginia Independent Telephone Alliance          234,943        206,138      234,888
 Rural Service Area - 6                           474,007        378,989      368,554
 Other                                             33,177        408,677       15,390
                                             ________________________________________
                                                1,331,759      1,363,093    1,377,459
                                             ________________________________________
                                             $    4,112,947   $3,072,728   $4,607,845

During the year ended December 31, 1995, Orion Network Systems,Inc. became publicly traded and was therefore reclassified from cost method to available-for-sale.

In January 1995, Virginia MetroTel was sold in exchange for stock of the acquiring company, MFS Communications Company, Inc. and approximately $59,000 in cash.  A gain of approximately $872,000 resulted from the sale.

During the year ended December 31, 1996, Independent Telecommunications Network, Inc.
and U. S. Intelco Holdings, Inc. merged to form USTN Holdings, Inc.
PAGE

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 3.   Long-Term Debt

Long-term debt consists of the following:

                         Interest
                           Rate              1996          1995             1994
Rural Telephone
 Bank (RTB)              6.04% - 8%       $10,582,040  $ 9,765,672    $ 9,004,549
Rural Utilities
 Service (RUS)              2% - 5%           619,638      716,562        819,945
CoBank                6.69% - 7.97%        13,467,838            -              -
Other                77.7% of prime            36,723       76,719        116,715
                                          _______________________________________
                                           24,706,239   10,558,953      9,941,209
Current maturities                            529,405      461,927        423,329
                                          _______________________________________
Total long-term debt                      $24,176,834  $10,097,026    $ 9,517,880


The notes payable are pursuant to an agreement which allows for additional borrowings of approximately $3,600,000.

In July 1996, the Company entered into a financing agreement with CoBank.
Pursuant to this agreement, the Company can borrow up to $25,000,000, for a three-year period ended September 1, 1999. During this period only interest is payable. On September 1, 1999, the outstanding principal balance will be amortized and repaid in monthly installments over the next twelve years, with the final installment due August 20, 2011. As borrowings occur, the Company can choose between several fixed and variable rate interest options.
PAGE

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 3.   Long-Term Debt (Continued)


The approximate annual debt maturities for the five years subsequent to December 31, 1996 are as follows:

Year                                                             Amount
1997                                                        $    529,405
1998                                                             521,947
1999                                                             752,832
2000                                                           1,177,115
2001                                                           1,405,689
Later years                                                   20,319,251
                                                            ____________
                                                            $ 24,706,239


Substantially all of the Company's assets serve as collateral for the long-term debt. The long-term debt agreements contain restrictions on the payment of dividends and redemption of capital stock. The terms of the agreements require the maintenance of defined amounts of equity and working capital after payment of dividends. Accordingly, approximately
$11,200,000 of retained earnings was available for payment of dividends at December 31, 1996.

Long-term debt carries rates which approximate market rates for similar debt being issued. Therefore the carrying value of long-term debt is not significantly different than fair market value at December 31, 1996.
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 4.   Income Taxes

The Company and its subsidiaries file consolidated tax returns. The provision for income taxes included in the consolidated statements of income consists of the following components:

                                                  Years Ended December 31,
                                              1996         1995           1994
Current:
  Federal                               $ 1,905,945    $ 2,837,187    $ 2,402,840
  State                                     219,720        412,089        228,125
                                        _________________________________________
Total                                     2,125,665      3,249,276      2,630,965
Deferred:
  Federal                                   585,923        272,529        (72,622)
  State                                     109,998         51,151         19,298
                                        _________________________________________
Total                                       695,921        323,680        (53,324)
                                        _________________________________________
Provision for income taxes              $ 2,821,586    $ 3,572,956    $ 2,577,641


A reconciliation of income taxes determined using the statutory federal income tax rates to actual income taxes provided is as follows:

                                                  Years Ended December 31,
                                             1996          1995           1994
Federal income tax expense at
 statutory rates                        $ 2,657,499    $ 3,336,620    $ 2,525,744
State income taxes net of federal
 tax benefit                                217,614        305,738        163,299
Amortization of investment tax credit       (75,701)       (75,701)       (75,701)
Other                                        22,174          6,299        (35,701)
                                        _________________________________________
Provision for income taxes              $ 2,821,586    $ 3,572,956    $ 2,577,641

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 4.   Income Taxes (Continued)

Net deferred tax liabilities consist
of the following at December 31:
                                             1996          1995           1994
Deferred tax liabilities:
 Accelerated depreciation               $ 4,776,802    $ 4,106,119    $ 4,019,391
 Unrealized gain on securities
  available for sale                        425,322        140,124              -
                                        _________________________________________
                                          5,202,124      4,246,243      4,019,391

Deferred tax assets:

 Accrued compensation costs                  96,292         92,329          76,413
 Accrued pension costs                      152,684        105,084         139,432
 Equity investments                          44,978         83,512         268,532
                                        __________________________________________
                                            293,954        280,925         484,377
                                        __________________________________________
Net deferred tax liabilities            $ 4,908,170    $ 3,965,318     $ 3,535,014

PAGE

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 5.   Pension Plan

The Company maintains a noncontributory defined benefit pension plan.  The following table presents the plan's funded status and amounts recognized in the Company's consolidated balance sheets.

                                             1996          1995           1994
Actuarial present value of
benefit obligations:

  Vested                                $ 2,882,966    $ 2,645,748    $ 2,263,951
  Nonvested                                  82,376         52,826         62,286
                                        _________________________________________
Accumulated benefit obligations         $ 2,965,342    $ 2,698,574    $ 2,326,237

Projected benefit obligation for
 service rendered to date               $ 5,112,231    $ 4,408,161    $ 3,800,239
Plan assets at fair value,
 common stocks and bonds                  5,077,518      4,669,840      3,676,436
                                        _________________________________________

Plan assets in excess (deficient) of
 projected benefit obligation               (34,713)       261,679       (123,803)
Unrecognized prior service cost             257,808        278,513        299,218
Unrecognized transition asset at
 January 1, 1987,  being recognized
 over 17 years                             (210,490)      (239,234)      (267,978)
Unrecognized net gain                      (466,565)      (621,588)      (276,453)
                                         ________________________________________

 Net pension liability                   $ (453,960)   $  (320,630)   $  (369,016)




PAGE

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 5.   Pension Plan (Continued)

Net pension cost included the following components:

                                             1996          1995           1994
Service costs (benefits earned)         $  170,089     $  147,568     $  143,072
Interest cost on projected
  benefit obligation                       326,314        280,691        263,693
Actual (return) loss on plan assets       (532,311)      (914,207)        46,130
Net amortization and deferral              169,238        634,762       (347,255)
                                        ________________________________________
Net periodic pension cost               $  133,330     $  148,814     $  105,640


Assumptions used by the Company in the determination of pension plan information consisted of the following at December 31, 1996, 1995 and 1994:

                                              1996      1995      1994
Discount rate                                 7.50%     7.50%     7.50%
Rate of increase in compensation
 levels                                       5.50      5.50      5.50
Expected long-term rate of return
on plan assets                                7.50      7.50      7.50

PAGE

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 6.   Acquisition

On September 30, 1996, the Company acquired for cash the Shenandoah County cable television assets of FrontierVision Operating Partners, LP for approximately $7,600,000. These assets were integrated into the Company's existing cable television operations. The excess of the total acquisition cost over the fair value of the net assets acquired of approximately $5,600,000 is being amortized over 15 years by the straight-line method.

The acquisition has been accounted for as a purchase and results of operations since the date of acquisition are included in the 1996 consolidated financial statements.

The unaudited consolidated results of operations on a pro forma basis as though the cable television system had been acquired as of the beginning of each year is as follows:

                                              1996           1995

Revenue                                 $ 26,583,913   $ 23,559,774
Net income                                 4,462,084      5,924,752
Net income per share                            1.19           1.58


The above amounts reflect adjustments for amortization of goodwill, additional depreciation on revalued purchased assets, and imputed interest on borrowed funds.

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the above dates, nor are they necessarily indicative of future operating results.
PAGE

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 7.   Stock Incentive Plan

On April 16, 1996, the stockholders approved a Company Stock Incentive Plan providing for the grant of incentive compensation to employees in the form of stock options, stock appreciation rights, and stock awards. The Plan authorized the issuance of up to 240,000 shares of common stock over a ten-year period.

Options granted under the Plan may be incentive stock options or nonqualified stock options. The option price will be fixed at the time the option is granted, but the price cannot be less than the fair market value at the date of the grant.

As of December 31, 1996, no options have been granted under the Plan.

Note 8.   Major Customer

The Company has one customer that accounts for greater than 10% of its revenue, primarily consisting of carrier access charges for long distance service, as follows:

                                   Percent of
                                   Operating
Year                               Revenue

1996                                  16%
1995                                  19
1994                                  21



Note 9.   Reclassification

Certain amounts on the 1995 and 1994 financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform with the classifications adopted in 1996.

PAGE

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