Form 10-Q
period 1997-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 1997-05-07
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

                          Form 10-Q


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


                For Quarter Ended March 31, 1997

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


          Class                    Outstanding at April 29, 1997
Common Stock, No Par Value                3,760,760 Shares
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY





                              INDEX



                                                       Page
                                                       Number

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
           March 31, 1997 and December 1996             1 - 2

          Consolidated Statements of Income
           Three Months Ended
            March 31, 1997 and 1996                     3 - 4

          Consolidated Statements of Cash Flow
           Three Months Ended
            March 31, 1997 and 1996                     5 - 6

          Notes To Consolidated Financial
           Statements                                       7

Item II.  Management's Discussion and Analysis of
           Financial Condition and Results of
            Operations                                 8 - 14


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters To a Vote
           of Security Holders                             15

Item 6.   Exhibits and Reports On Form 8-K                 15

          Signatures                                       16
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
                   CONSOLIDATED BALANCE SHEETS

                             ASSETS
[CAPTION]


                               March 31, 1997  December 31, 1996
[S]                              [C]               [C]
Current Assets
 Cash & Cash Equivalents          $ 5,092,202       $ 3,763,468
 Certificates of Deposit            1,142,181         1,142,181
 Held-to-Maturity Securities        2,161,545         2,148,945
 Accounts Receivable                4,114,031         4,208,742
 Materials and Supplies             2,936,131         2,888,709
 Prepaid Expenses and Other           325,896           399,074
                                   15,771,986        14,551,119


Securities and Investments
 Available-for-sale securities      1,844,305         2,738,431
 Held-to-Maturity Securities        1,622,433         1,622,433
 Other Investments                  4,099,968         4,112,947
                                    7,566,706         8,473,811

Property, Plant, and Equipment
 Plant in Service                  68,045,309        65,215,491
 Plant Under Construction           5,050,623         5,626,710
                                   73,095,932        70,842,201
Less Accumulated Depreciation      22,609,194        21,648,820
                                   50,486,738        49,193,381

Other Assets
 Cost in Excess of Net Assets of
  Business acquired less
  Accumulated Amortization          5,574,452         5,532,601
 Deferred Charges and Other
  Assets                              606,591           523,185
 Deposit                                    0         1,100,000
                                    6,181,043         7,155,786
                                  $80,006,473       $79,374,097





  See accompanying notes to consolidated financial statements.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
                   CONSOLIDATED BALANCE SHEETS

[CAPTION]     LIABILITIES AND STOCKHOLDERS' EQUITY

[S]                          March 31, 1997   December 31, 1996
Current Liabilities
 Current Maturities of        [C]                 [C]
  Long-Term Debt               $   519,406         $   529,405
 Accounts Payable                1,392,162           2,097,115
 Advance Billing and Payments      472,169             590,336
 Customers' Deposits                94,296              89,591
 Other Current Liabilities       1,032,253           1,117,795
 Income Taxes Payable              561,964                   0
 Other Taxes Payable               202,312             128,144
                                 4,274,562           4,552,386
Long Term Debt, Less
 Current Maturities             24,654,400          24,176,834

Other Liabilities and
 Deferred Credits
 Deferred Investment
  Tax Credit                       273,031             291,957
 Deferred Income Taxes           4,569,717           4,908,170
 Pension and Other                 701,086             573,363
                                 5,543,834           5,773,490
Minority Interest                1,954,521           1,743,465

Stockholders' Equity
 Common Stock, no par value,
  authorized 8,000,000 shares;
  issued 3,760,760 shares        4,740,677           4,740,677
 Retained Earnings              38,731,188          37,716,654
 Unrealized gain on Available-
 for-Sale Securities, net          107,291             670,591
                                43,579,156          43,127,922
                               $80,006,473         $79,374,097








  See accompanying notes to consolidated financial statements.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
[CAPTION]       CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

                                      Three months ended
                                            March 31
[S]                                 1997                1996
OPERATING REVENUES
  Telephone Revenues             [C]                 [C]
   Local Service                  $859,022            $790,812
   Access                        1,739,682           1,773,788
   Toll                              6,135               4,355
   Miscellaneous:
    Directory                      273,030             283,668
    Facility Leases                476,706             433,198
    Billing & Collection           105,036             114,042
    Other Miscellaneous             48,386              29,160

  Total Telephone Revenues       3,507,997           3,429,023
  Cable Television Revenues        615,121             220,134
  ShenTel Service Revenues         473,950             393,562
  Leasing Revenues                   3,622               4,609
  Mobile Revenues                2,045,866           1,367,139
  Long Distance Revenues           241,978             284,352
  Network Revenues                 153,733             123,843

  Total Revenues and Sales       7,042,267           5,822,662

OPERATING EXPENSES
 Cost of Products and Service      397,208             273,941
 Line Costs                         95,361             134,581
 Plant Specific                    622,388             524,398
 Plant Non-Specific:
  Network & Other                  929,994             661,936
  Depreciation and Amortization  1,110,488             802,521
 Customer Operations               995,668             764,042
 Corporate Operations              669,621             519,644
 Other Operating Expenses          194,914              46,366
 Taxes Other Than Income            98,177             100,302

  Total Operating Expenses       5,113,819           3,827,731






See accompanying notes to consolidated financial statements.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
[CAPTION]       CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

                                        Three months ended
                                              March 31
                                       1997             1996
[S]                                [C]               [C]
 Operating Income                  $1,928,448        $1,994,931

  Gain on Sale of Investment                0           228,250
  Non-Operating Income
   less Expenses                      229,416           194,003
  Interest Expense                   (356,449)         (141,260)

  Income Before Income Taxes        1,801,415         2,275,924

  Provision for Income Taxes          575,822           780,935

  Net Income Before
   Minority Interest                1,225,593          1,494,989

  Minority Interest                  (211,056)         (121,441)

  Net Income                      $ 1,014,537        $1,373,548

EARNINGS PER SHARE
 Weighted Average Common
  Shares Outstanding                3,760,760         3,760,760

 Net Income per share                   $0.27             $0.37













  See accompanying notes to consolidated financial statements.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
[CAPTION]     CONSOLIDATED STATEMENTS OF CASH FLOW
                           (UNAUDITED)


                                     THREE MONTHS ENDED MARCH 31

                                          1997          1996
[S]
CASH FLOWS FROM OPERATING
ACTIVITIES                            [C]           [C]
  Net Income                           $1,014,534    $1,373,548

Adjustments to reconcile net income
to net cash provided by operating
activities:
 Depreciation and Amortization           1,111,989      802,521
 Deferred taxes                             (7,628)     (30,838)
 Gain on Sale of Equity Investment               0     (228,250)
 Investment (Gains)/Losses                  40,187       (1,443)
 Minority Share of Income                  211,056      121,441
 Other                                     (41,997)      99,515
 Decrease (increase) in:
  Accounts Receivable                       94,711      (49,543)
  Materials and Supplies                   (47,422)    (399,834)
 Increase (Decrease) in:
  Accounts Payable                        (704,953)     (25,919)
  Income Taxes Payable                     588,568      798,859
  Other Deferrals and Accruals             (24,930)    (317,747)

  Net cash provided by
   operating activities                  2,234,115    2,142,310

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Property
  and Equipment                         (2,330,946)  (3,006,185)
 Purchase of Certificates of Deposit      (499,582)    (111,856)
 Maturities of Certificates of Deposit     486,982      100,000
 Cash Flows from Securities                      0      509,347
 Return of Deposit                         953,400            0
 Other                                      17,198       22,045
Net cash used in investing activities   (1,372,948)  (2,486,649)



  See accompanying notes to consolidated financial statements.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
[CAPTION]     CONSOLIDATED STATEMENTS OF CASH FLOW
                           (UNAUDITED)


                                     THREE MONTHS ENDED MARCH 31

                                          1997          1996

[S]
CASH FLOWS FROM                        [C]          [C]
FINANCING ACTIVITIES
 Proceeds from Long Term Debt           $  601,500   $        0
 Principal payments on Long Term Debt     (133,933)    (115,863)

Net cash provided by financing
 activities                                467,567     (115,863)

Net increase (decrease) in cash
 and cash equivalents                    1,328,734     (460,202)
Cash and Cash Equivalents:
 Beginning                               3,763,468    6,106,447
 Ending                                 $5,092,202   $5,646,245





















  See accompanying notes to consolidated financial statements.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Shenandoah Telecommunications Company's financial position as of March 31, 1997 and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996.

     While the Company believes that the disclosures presented are adequate, to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's annual report in Form 10-K.


2.   The results of operations for the three-month period ended
     March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.



PAGE

                          SHENANDOAH TELECOMMUNICATIONS COMPANY
                                    AND SUBSIDIARY COMPANIES

                       ITEM II, MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following tables set forth, for the periods indicated, the percentages which certain items reflected in the financial data bear to total operating revenues and the percentage increase of such items as compared to the indicated prior period:

                                           RELATIONSHIP TO            PERIOD TO PERIOD
                                           TOTAL REVENUES           INCREASE OR DECREASE

                                          Three months ended           Three months ended
                                              March 31                      March 31
                                            1997     1996              1997-96   1996-95
    OPERATING REVENUES
      Telephone Revenues
         Local Service                      12.20    13.58                8.63      5.18
         Access                             24.70    30.46               (1.92)     9.77
         Toll                                0.09     0.07               40.87     25.36
         Miscellaneous:
          Directory                          3.88     4.87               (3.75)    (3.22)
          Facility Leases                    6.77     7.44               10.04      3.51
          Billing & Collection               1.49     1.96               (7.90)     7.52
          Other Miscellaneous                0.69     0.50               65.93      5.99
      Total Telephone Revenues              49.81    58.89                2.30      6.61

      Cable Television Revenues              8.73     3.78              179.43      2.56
      ShenTel Service Revenues               6.73     6.76               20.43     (5.72)
      Leasing Revenues                       0.05     0.08              (21.41)   (24.36)
      Mobile Revenues                       29.05    23.48               49.65     29.97
      Long Distance Revenues                 3.44     4.88              (14.90)    (1.47)
      Network Revenues                       2.18     2.13               24.14      0.00
      Total Revenues                       100.00   100.00               20.95      9.47

PAGE

                                   SHENANDOAH TELECOMMUNICATIONS COMPANY
                                         AND SUBSIDIARY COMPANIES

                               ITEM II, MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                           RELATIONSHIP TO            PERIOD TO PERIOD
                                           TOTAL REVENUES           INCREASE OR DECREASE

                                          Three months ended           Three months ended
                                              March 31                      March 31
                                            1997     1996              1997-96   1996-95
    OPERATING EXPENSES
      Cost of Products Sold                  5.64     4.70              45.00      29.24
      Line Costs                             1.35     2.31             (29.14)      2.53
      Plant Specific                         8.84     9.01              18.69      20.77
      Plant Non-Specific:
         Network & Other                    13.21    11.37              40.50      61.23
         Depreciation and Amortization      15.77    13.78              38.37      17.42
      Customer Operations                   14.14    13.12              30.32      37.45
      Corporate Operations                   9.51     8.92              28.86      11.02
      Other Operating Income & Expense       2.77     0.80             320.38       2.01
      Taxes Other Than Income                1.39     1.72              (2.12)     17.53
      Total Operating Expenses              72.62    65.74              33.60      26.49
      Operating Income                      27.38    34.26              (3.33)    (12.99)

      Gain on Sale of Investment             0.00     3.92             (100.00)   (73.83)
      Non-Operating Income less Expenses     3.26     3.33               18.25      3.85
      Interest Expense                      (5.06)   (2.43)             152.34    (21.10)
      Income Before Income Taxes            25.58    39.09              (20.85)   (28.27)
      Provision for Income Taxes             8.18    13.41              (26.27)   (30.80)
      Income Before Minority Interest       17.40    25.68              (18.02)   (26.87)
      Minority Interest                     (3.00)   (2.09)              73.79     10.57
      Net Income                            14.41    23.59              (26.14)   (28.99)

/TABLE

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

     The most significant revenue contributors are the regulated telephone local exchange company accounting for 49.81% of revenue and the cellular dominated operations of the Mobile subsidiary, accounting for 29.05% of revenue during the most recent quarter. Other significant services provided are paging, personal communications services (PCS), cable television, Internet access, long distance, and fiber facilities and towers leased to other telecommunications carriers. The Company also sells and leases equipment, mainly related to services provided. The Company also participates in emerging technologies by direct investment in non-affiliated companies.


RESULTS OF OPERATIONS


     The Company's largest source of revenue continues to be for access to the Company's local exchange network by interexchange carriers. The volume for approximately two-thirds of these access revenues generally tracks with changes in minutes of use. The minutes of use during the first quarter of 1997 decreased
 .16% from the total minutes of use in the first quarter of 1996, leading to a 1.92% decrease in the associated revenues. Management attributes these decreases to inclement weather experienced.

     First quarter cable television revenues increased 179.43% over the first quarter of 1996. The increase was due to the acquisition of the CATV assets owned by FrontierVision Operating Partnership located in our service area on September 30, 1996. PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

     The increase in the ShenTel Service revenues category for the first quarter of 1997 compared to 1996 was 20.43%. This was due to increases in Internet Service revenues. First quarter 1997 revenues from our Internet Service operations were up $97,640 or 115.98% compared to the first quarter of 1996. The increase is due to the increasing customer base. The increases in Internet access revenues were partially offset by decreases in equipment sales and rentals. These revenues decreased $15,624 or 6.20% compared to the first quarter of 1996.

     Financing lease revenues are chiefly for leases and rentals of customer premise equipment such as PBXs sold through Company subsidiaries.

     The Mobile revenues are mainly comprised of revenues from wireless communications services. First quarter 1997 local cellular revenues increased $167,934 or 25.72% compared to the same period in 1996. The increase in local cellular revenues was due to an increase in the customer base. First quarter 1997 outcollect roamer revenues increased $236,187 or 36.68% compared to the same period in 1996. Total revenues from the Cellular operation accounted for 24.15% of total Company revenues in the first quarter, compared to 22.38% in the first quarter of 1996.

     Total payroll costs (including capitalized costs) in the first three months of 1997 decreased $11,202 or 1.00% compared to the same period in 1996. The decrease is due to high maintenance costs incurred in January of 1996 to repair blizzard and flood damage not being repeated in 1997, as well as, reduced sales commissions in the ShenTel subsidiary. These items were partially offset by increases in the PCS subsidiary as its sales force grows with the opening of new retail stores.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

     Cost of Goods Sold increased 45.00% in the first quarter compared to the same period in 1996. This is due to an increase in the volume of PCS phones sold as network coverage expands.
The volume increase added 507.47% to the total cost of PCS phones sold as compared to the first quarter of 1996. The PCS increase was partially offset by decreases in the cost of goods sold by the ShenTel subsidiary related to the decline in equipment sales discussed above.

     The expense category Network and Other consists primarily of network support, engineering, and leased facilities costs. Of the 40.50% or $268,058 increase for the first quarter over the first quarter of 1997, 40.95% is due to increases from our cellular operation, 23.41% from the new PCS operation, and 32.20% from the Internet access operation.

     Depreciation and Amortization, our largest expense category, was 38.37% higher in the first quarter of 1997 compared to the same period in 1996. This is due to the increased pace of plant acquisition. Expenditures for construction and purchases of property and equipment for 1996 equaled $22,835,061. Comparable expenditures during 1995 equaled $6,697,476. Budgeted 1997 expenditures for plant and equipment are approximately the same as 1996.

     Customer Operations increased 30.32% for the quarter compared to the same period in 1996. These costs are for the marketing and sales, billing, and customer service functions. As with the network and other category, increases for the Internet access, cellular, and PCS businesses are primarily responsible for the increase.

     Corporate Operations increased $149,977 or 28.86% in the first quarter of 1997 compared to the same period in 1996. The Corporate Operations category includes expenses for executive and general management, accounting, external relations, human resources, legal, purchasing, insurance, and other general and administrative costs. The PCS subsidiary accounts for 53.69% or $80,518 of the increase in this category.

     The Other Operating Expense category consists of royalty expense paid to programming providers for the Cable Television subsidiary. The increase in these expenses year-to-date compared with the first quarter of 1996 is due to the acquisition of the Shenandoah County CATV assets of FrontierVision on September 30, 1996.PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

     The Non-operating Income Less Expenses category consists mainly of the income or loss from investments made by the Company. This category showed an increase of 18.28% in the first quarter compared to the same period in 1996. Income from investments accounted for by the equity method increased $54,647 or 111.77%. Interest income decreased $19,278 or 12.60% in the same period, due to decreased investment in Treasury Bills.

     Interest expense has increased 152.34% in the first quarter compared to the first quarter of 1996. The Company began drawing funds on the CoBank note (described below) in the third quarter of 1996. Draws on this note at March 31, 1997 equaled
$14,069,338.

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


LIQUIDITY AND CAPITAL RESOURCES

     On August 2, 1996, the Company signed a note with CoBank to borrow up to $25 million. The term of the loan is for up to 15 years, with multiple interest options. The Company began drawing these funds in the third quarter of 1996. A portion of these funds were used for the acquisition of the Shenandoah County CATV assets of FrontierVision in September of 1996. The new debt is also being used to finance the building of the new network for the PCS operation. The Company budgeted approximately $12,000,000 for PCS-related plant in 1997, and anticipates additional cash flow requirements for inventory and initial operating losses.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (Continued)

     The Company budgeted capital expenditures of approximately $11,500,00 for our other subsidiaries for 1997. These capital needs will be met through internally generated cash flows and the existing Rural Telephone Bank note. The loan agreement with the RTB allows for additional borrowings of approximately $3,600,000. Expenditures of these loan funds is limited to capital projects for the regulated local exchange carrier.
PAGE

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

                          SHENANDOAH TELECOMMUNICATIONS COMPANY
                          (Registrant)




May 7, 1997                 CHRISTOPHER E. FRENCH
                          Christopher E. French
                          President



May 7, 1997                 LAURENCE F. PAXTON
                          Laurence F. Paxton
                          Vice President - Finance