Form 10-Q
period 1997-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 1997-08-15
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

                          Form 10-Q


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


               For Quarter Ended June 30, 1997

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


          Class                    Outstanding at August 1, 1997
Common Stock, No Par Value                3,760,760 Shares

              SHENANDOAH TELECOMMUNICATIONS COMPANY





                              INDEX



                                                       Page
                                                       Number

PART I.   FINANCIAL INFORMATION

Item I.   Financial Statements

          Consolidated Balance Sheets
           June 30, 1997 and December 31, 1996          1 - 2

          Consolidated Statements of Income
           Three and Six Months Ended
            June 30, 1997 and 1996                      3 - 4

          Consolidated Statements of Cash Flow
           Six Months Ended
            June 30, 1997 and 1996                      5 - 6

          Notes To Consolidated Financial
           Statements                                       7

Item II.  Management's Discussion and Analysis of
           Financial Condition and Results of
            Operations                                 8 - 14


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters To a Vote
           of Security Holders                             15

Item 6.   Exhibits and Reports On Form 8-K                 16

          Signatures                                       17

                           SHENANDOAH TELECOMMUNICATIONS COMPANY
                                 AND SUBSIDIARY COMPANIES

                               PART I, FINANCIAL INFORMATION
                               ITEM I, FINANCIAL STATEMENTS
                                CONSOLIDATED BALANCE SHEETS


                                          ASSETS      (UNAUDITED)
                                                     June 30, 1997     December 31, 1996
CURRENT ASSETS
  Cash & Cash Equivalents                              $4,979,103          $3,763,468
  Certificates of Deposit                                 532,312           1,142,181
  Investments Held to Maturity Securities               1,161,574           2,148,945
  Accounts Receivable                                   4,826,579           4,208,742
  Materials                                             3,005,595           2,888,709
  Prepaid and Other Current Assets                        352,782             399,074
  TOTAL CURRENT ASSETS                                $14,857,945         $14,551,119

NON-CURRENT ASSETS
  Investment in available for sale Securities          $3,491,631          $2,738,431
  Investment in held-to-maturity securities             1,622,433           1,622,433
  Other investments                                     4,289,025           4,112,947
  TOTAL NON-CURRENT ASSETS                             $9,403,089          $8,473,811

PROPERTY, PLANT AND EQUIPMENT
  Plant in Service                                    $69,949,016         $65,215,491
  Plant Under Construction                              5,106,282           5,626,710
  Less Accumulated Depreciation                        23,544,403          21,648,820
  NET PROPERTY, PLANT AND EQUIPMENT                   $51,510,895         $49,193,381

OTHER ASSETS
 Cost in Excess of net assets of Business
  less Accumulated Amortization                       $ 5,344,840         $ 5,532,601
 Deferred Charges and Other Assets                        466,856             523,185
 Radio Spectrum License net of
  Accumulated Amortization                                726,481                   0
 Deposit                                                        0           1,100,000
                                                      $ 6,538,177         $ 7,155,786

TOTAL ASSETS                                          $82,310,106         $79,374,097

            See accompanying notes to consolidated financial statements.PAGE

                           SHENANDOAH TELECOMMUNICATIONS COMPANY
                                  AND SUBSIDIARY COMPANIES

                               PART I, FINANCIAL INFORMATION
                               ITEM I, FINANCIAL STATEMENTS
                                CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      (UNAUDITED)
                                                     June 30, 1997     December 31, 1996
CURRENT LIABILITIES
  Current Maturities of Long-Term Debt                 $  509,407          $  529,405
  Accounts Payable                                      1,384,655           2,097,115
  Advance Billings and Payments                           352,859             590,336
  Customers' Deposits                                      98,176              89,591
  Other Current Liabilities                             1,276,961           1,117,795
  Income Taxes Payable                                    513,522                   0
  Other Taxes Payable                                     243,547             128,144
  TOTAL CURRENT LIABILITIES                          $  4,379,127         $ 4,552,386

LONG TERM DEBT, LESS CURRENT MATURITIES                25,027,560          24,176,834

OTHER LIABILITIES AND DEFERRED CREDITS
  Deferred Investment Tax Credits                        $254,106            $291,957
  Deferred Income Taxes                                 4,751,243           4,908,170
  Pension and Other                                       798,335             573,363
                                                        5,803,684           5,773,490

MINORITY INTERESTS                                   $  1,996,072         $ 1,743,465

STOCKHOLDERS' EQUITY
  Common Stock, no par, 8,000,000 shares
    authorized (3,760,760 shares issued and
    outstanding)                                       $4,740,677          $4,740,677
  Retained Earnings                                    39,946,602          37,716,654
  Unrealized Gain on available-for-sale securities        416,384             670,591
                                                       45,103,663          43,127,922

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $82,310,106         $79,374,097

               See accompanying notes to consolidated financial statements.

                          SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                                   PART I, FINANCIAL INFORMATION
                                   ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                         Three months ended           Six  months ended
                                              June 30                     June 30
                                     -------------------------   ---------------------------
                                        1997           1996           1997          1996
OPERATING REVENUES
  Telephone Revenues
     Local Service                     $882,918      $811,613     $1,741,940     $1,602,425
     Access                           1,748,830     1,696,340      3,488,512      3,470,128
     Toll                                 7,339         4,412         13,474          8,767
     Miscellaneous:
      Directory                         292,143       296,408        565,173        580,076
      Facility Leases                   509,664       451,974        986,370        885,172
      Billing & Collection              108,386       108,967        213,422        223,009
      Other Miscellaneous                 7,941        23,068         56,327         52,228

  Total Telephone Revenues            3,557,221     3,392,782      7,065,218      6,821,805
  Cable Television Revenues             626,029       221,843      1,241,150        441,977
  ShenTel Service Revenues              526,571       380,664      1,000,521        774,226
  Leasing Revenues                        3,775         5,163          7,397          9,772
  Mobile Revenues                     2,163,234     1,650,223      3,953,557      3,005,123
  PCS Revenues                          452,329        23,284        707,872         36,523
  Long Distance Revenues                234,254       249,376        476,232        533,728
  Network Revenues                      153,733       123,842        307,467        247,685

  Total Revenues and Sales            7,717,146     6,047,177     14,759,414     11,870,839

OPERATING EXPENSES
  Cost of Products and Services Sold    470,167       249,042        867,375        522,983
  Line Costs                             97,786        90,860        193,147        225,441
  Plant Specific                        671,468       502,049      1,293,855      1,026,447
  Plant Non-Specific:
     Network & Other                  1,069,671       801,581      1,999,666      1,463,517
     Depreciation and Amortization    1,151,328       815,439      2,261,817      1,617,960


                                SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                                   PART I, FINANCIAL INFORMATION
                                   ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                         Three months ended           Six  months ended
                                              June 30                     June 30
                                     -------------------------   ---------------------------
                                        1997           1996           1997          1996
OPERATING EXPENSES (Continued)
  Customer Operations                $1,035,295    $  830,548     $2,030,962     $1,594,590
  Corporate Operations                  619,734       556,244      1,289,355      1,075,888
  Other Operating Income & Expense      149,013        47,435        343,927         93,801
  Taxes other than income               110,523       101,684        208,700        201,986

  Total Operating Expenses            5,374,985     3,994,882     10,488,804      7,822,613

  Operating income                    2,342,161     2,052,295      4,270,610      4,048,226

  Gain on Sale of Investment                  0             0              0        228,250
  Non-operating income less expenses    255,417       242,528        484,829        436,531
  Interest expense                      387,719       128,418        744,168        269,678

  Income before taxes                 2,209,859     2,166,405      4,011,271      4,443,329
  Provision for income taxes            697,893       719,871      1,273,714      1,500,806

  Net income before minority interest 1,511,966     1,446,534      2,737,557      2,942,523
  Minority interest                    (296,552)     (180,421)      (507,608)      (301,862)

  Net Income                         $1,215,414    $1,266,113     $2,229,949     $2,640,661

EARNINGS PER SHARE
  Weighted Average Common
  Shares Outstanding                  3,760,760     3,760,760      3,760,760      3,760,760

  Net Earnings per Share                  $0.32         $0.34          $0.59          $0.70


            See accompanying notes to consolidated financial statements.

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
              CONSOLIDATED STATEMENTS OF CASH FLOW
                           (UNAUDITED)


                                       SIX MONTHS ENDED JUNE 30
                                          1997          1996

CASH FLOWS FROM OPERATING
ACTIVITIES
  Net Income                            $2,229,948    $2,640,661

Adjustments to reconcile net income
to net cash provided by operating
activities:
 Depreciation and Amortization          $2,261,815    $1,617,960
 Deferred taxes                            443,799       (53,107)
 Gain on Sale of Equity investment               0      (228,250)
 Investment (Gains)/Losses                (203,582)     (140,082)
 Minority Share of Income                  252,607        46,862
 Other                                      99,990       143,002
 Decrease (increase) in
  Accounts receivable                     (617,837)      (92,676)
  Materials, Prepaid and Other            (116,886)     (486,680)
 Increase (decrease) in
  Accounts Payable                        (712,460)     (334,380)
  Income taxes payable                      54,466       173,199
  Deferrals and accruals                   316,941      (228,407)

  Net cash provided by
   operating activities                 $4,008,801    $3,058,102

















              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
              CONSOLIDATED STATEMENTS OF CASH FLOW
                           (UNAUDITED)


                                      SIX MONTHS ENDED JUNE 30

                                          1997          1996


CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Property, Plant
   and Equipment                      ($4,096,812)  ($6,941,932)
 Purchase of Certificates of Deposit            0      (611,856)
 Maturities of Certificates of Deposit    609,869       522,718
 Cash flows from Securities              (134,202)    1,849,237

  Net cash used in
   investing activities               ($3,621,145)  ($5,181,833)


CASH FLOWS FROM
FINANCING ACTIVITIES
 Proceeds from long term debt          $1,100,000    $1,117,000
 Principal payments on
  long term debt                         (272,021)     (235,844)

  Net cash used by
   investing activities                   827,979       881,156

NET INCREASE/(DECREASE) IN CASH        $1,215,635   ($1,242,575)

CASH AND CASH EQUIVALENTS:
  Beginning                             3,763,468     6,106,447

  Ending                              $ 4,979,103   $ 4,863,872



See accompanying notes to consolidated financial statements.

              SHENANDOAH TELECOMMUNICATIONS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly
     Shenandoah Telecommunications Company's financial position as of June 30, 1997 and the results of operations and cash flows for the six month periods ended June 30, 1997 and 1996.

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


3. In April the Board approved a $2 million line of credit with First Union Bank, and in July the Board approved a $5 million line of credit with CoBank. The First Union line of credit matures in May 1998, with a variable rate of Libor +
     1.25%. Interest due is payable monthly with any unpaid principal balance due at maturity. The CoBank line of credit matures in August 1998. There are three interest rate options, a weekly variable rate quoted by CoBank, a fixed rate quoted by CoBank for such periods as may be agreeable to CoBank, or Libor + 1.25%. Interest due is payable monthly with any unpaid principal balance due at maturity. No draws have been made on these lines of credit as of July 31, 1997.


                                   SHENANDOAH TELECOMMUNICATIONS COMPANY
                                         AND SUBSIDIARY COMPANIES

                                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Summary
          The following tables set forth, for the periods indicated, the percentages   which
          certain items reflected in the financial data bear to total operating revenues and the percentage increase of such items as compared to the indicated prior period:

                                         RELATIONSHIP TO                     PERIOD TO PERIOD
                                     TOTAL OPERATING REVENUES              INCREASE OR DECREASE
                                  Three months       Six months         Three months       Six months
                                  ended June 30     ended June 30       ended June 30     ended June 30
                                  1997    1996      1997      1996    1997-96   1996-95  1997-96 1996-95
OPERATING REVENUES
  Telephone Revenues
     Local Service               11.44%   13.42%   11.80%   13.50%     8.79%      6.20%    8.71%    5.69%
     Access                      22.66%   28.05%   23.64%   29.23%     3.09%      5.53%    0.53%    7.65%
     Toll                         0.10%    0.07%    0.09%    0.07%    66.34%     33.13%   53.69%   29.15%
     Miscellaneous:
      Directory                   3.79%    4.90%    3.83%    4.89%    -1.44%      9.14%   -2.57%    2.72%
      Facility Leases             6.60%    7.47%    6.68%    7.46%    12.76%      6.28%   11.43%    4.91%
      Billing & Collection        1.40%    1.80%    1.45%    1.88%    -0.53%     48.71%   -4.30%   24.35%
      Other Miscellaneous         0.10%    0.38%    0.38%    0.44%   -65.58%    -26.25%    7.85%  -11.16%

  Total Telephone Revenues       46.10%   56.11%   47.87%   57.47%     4.85%      6.81%    3.57%    6.71%
  Cable Television Revenues       8.11%    3.67%    8.41%    3.72%   182.19%      2.27%  180.82%    2.41%
  ShenTel Service Revenues        6.82%    6.29%    6.78%    6.52%    38.33%     42.87%   29.23%   13.21%
  Leasing Revenues                0.05%    0.09%    0.05%    0.08%   -26.88%    -19.80%  -24.30%  -22.02%
  Mobile Revenues                28.03%   27.29%   26.79%   25.32%    31.09%     33.12%   31.56%   31.14%
  PCS Revenues                    5.86%    0.39%    4.80%    0.31%  1842.66%       N/A  1838.15%     N/A
  Long Distance Revenues          3.04%    4.12%    3.23%    4.50%    -6.06%     -8.98%  -10.77%   -5.13%
  Network Revenues                1.99%    2.05%    2.08%    2.09%    24.14%      0.00%   24.14%    0.00%
                                 -----    -----    -----    -----     -----      -----    -----    -----
  Total Revenues and Sales      100.00%  100.00%  100.00%  100.00%    27.62%     14.02%   24.33%   11.75%

                                   SHENANDOAH TELECOMMUNICATIONS COMPANY
                                         AND SUBSIDIARY COMPANIES

                                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                          RELATIONSHIP TO                    PERIOD TO PERIOD
                                     TOTAL OPERATING REVENUES              INCREASE OR DECREASE
                                  Three months      Six months         Three months         Six months
                                  ended June 30     ended June 30      ended June 30     ended June 30
                                  1997      1996    1997     1996    1997-96   1996-95  1997-96 1996-95
OPERATING EXPENSES
  Cost of Products and
   Services Sold                  6.09%    4.12%    5.88%    4.41%   88.79%     115.97%  65.85%   59.80%
  Line Costs                      1.27%    1.50%    1.31%    1.90%    7.62%     -21.50% -14.32%   -8.73%
  Plant Specific                  8.70%    8.30%    8.77%    8.65%   33.75%       3.53%  26.05%   11.68%
  Plant Non-Specific:
    Network & Other              13.86%   13.26%   13.55%   12.33%   33.45%      65.41%  36.63%   63.49%
    Depreciation and
     Amortization                14.92%   13.48%   15.32%   13.63%   41.19%      15.30%  39.79%   16.34%
  Customer Operations            13.42%   13.73%   13.76%   13.43%   24.65%      45.27%  27.37%   41.41%
  Corporate Operations            8.03%    9.20%    8.74%    9.06%   11.41%      19.24%  19.84%   15.12%
  Other Operating Income
   & Expenses                     1.93%    0.78%    2.33%    0.79%   214.14%      1.87% 266.66%    1.94%
  Taxes other than income         1.43%    1.68%    1.41%    1.70%     8.69%     24.25%   3.32%   20.82%
                                 -----    -----     ----    -----     -----      -----   -----    -----
  Total Operating Expenses       69.65%   66.06%   71.07%   65.90%    34.55%     29.24%  34.08%   28.23%

  Operating income               30.35%   33.94%   28.93%   34.10%    14.12%     -7.94%   5.49%  -10.48%

  Gain on Sale of Investment      0.00%    0.00%    0.00%    1.92%    0.00%      0.00% -100.00%  -73.83%
  Non-operating income
   less expenses                  3.31%    4.01%    3.28%    3.68%    5.31%     -3.70%   11.06%   -0.48%
  Interest expense                5.02%    2.12%    5.04%    2.27%  201.92%    -25.19%  175.95%  -23.10%
                                 -----    -----    -----    -----    -----      -----    -----    -----
  Income before taxes            28.64%   35.83%   27.18%   37.43%    2.01%     -6.19%  -9.72%  -18.95%

                                   SHENANDOAH TELECOMMUNICATIONS COMPANY
                                         AND SUBSIDIARY COMPANIES

                                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                          RELATIONSHIP TO                    PERIOD TO PERIOD
                                     TOTAL OPERATING REVENUES              INCREASE OR DECREASE
                                  Three months      Six months         Three months         Six months
                                  ended June 30     ended June 30      ended June 30     ended June 30
                                  1997      1996    1997     1996    1997-96   1996-95  1997-96 1996-95

  Provision for income taxes      9.04%   11.90%    8.63%   12.64%    -3.05%     -7.71% -15.13%  -21.36%
                                 -----    -----    -----    -----     -----      -----   -----    -----
  Net income before minority
    interest                     19.59%   23.92%   18.55%   24.79%     4.52%     -5.42%  -6.97%  -17.66%

  Minority interest              -3.84%   -2.98%   -3.44%   -2.54%    64.37%     24.30%  68.16%   18.39%

  Net Income                     15.75%   20.94%   15.11%   22.24%    -4.00%     -8.54% -15.55%  -20.43%
                                 =====    =====    =====    =====     =====      =====    =====   =====

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

The most significant revenue contributors are the regulated telephone local exchange company accounting for 46.1% of revenue and the cellular dominated operations of the Mobile subsidiary, accounting for 28.0% of revenue during the most recent quarter. Other significant services provided are paging, personal communications services (PCS), cable television, Internet access, long distance, and fiber facilities and towers leased to other telecommunications carriers. The Company also sells and leases equipment, mainly related to services provided. The Company also participates in emerging technologies by direct investment in non-affiliated companies.


RESULTS OF OPERATIONS

The Company's largest source of revenue continues to be for access to the Company's local exchange network by interexchange carriers. The volume for approximately two-thirds of these access revenues typically tracks with changes in minutes of use. The minutes of use during the first six months and the second quarter of 1997 increased 3.3% and 6.9% respectively from the total minutes of use in comparative periods in 1996. However, a change in the mix of minutes of use between the interstate and intrastate jurisdictions, in combination with regulatory mandates that reduce tariffed charges, limited the revenue increase to .5% year-to-date and 3.1% in the second quarter for the associated revenues.

Second quarter cable television revenues increased 182.2% over the second quarter of 1996. The year-to-date increase 180.8%. The increase was due to the acquisition of the CATV assets owned by FontierVision Operating Partnership located in our service area on September 30, 1996.

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

The increase in the ShenTel Service revenues category for the second quarter of 1997 compared to 1996 was 38.3%. the year-to-date increase is 29.2%. This was due to increases in Internet Service revenues and sales of equipment. Second quarter 1997 revenues from our Internet Service operations were up $109,643 or 107.5% compared to the second quarter of 1996. The year-to-date increase in Internet revenues is $207,283 or 111.3%. The increase is due to the increasing customer base. Equipment sales revenues for the second quarter increased $40,955 or 30.4% compared to the second quarter of 1996. The year-to-date increase in equipment sales is $27,211 or 9.1%.

Financing lease revenues are chiefly for leases and rentals of customer premise equipment such as PBXs sold through Company subsidiaries.

The Mobile revenues are mainly comprised of revenues from cellular services. Second quarter 1997 local cellular revenues increased $158,300 or 21.4% compared to the same period in 1996. The year-to-date increase is $311,050 or 22.2%. The increase in local cellular revenues was due to an increase in the customer base. Second quarter 1997 outcollect roamer revenues increased $310,413 or 36.5% compared to the same period 1996. The year-to-date increase in outcollect revenues is $546,600 or 36.6%. Total revenues from the Cellular operation accounted for 26.7% of total Company revenues in the second quarter and 25.4% year-to-date, compared to 25.8% in the second quarter of 1996 and 24.4% for the first six months of 1996.

PCS revenues increased $429,045 or 1,842.7% in the second quarter compared to the second quarter of 1996. The year-to-date increase is $671,349 or 1,838.2%. The PCS network was turned up in the fourth quarter of 1995. Work continues on the expansion of this network.

Total payroll costs (including capitalized costs) in the second quarter of 1997 increased to $189,491 or 17.8% compared to the same period in 1996. The year-to-date increase is $70,971 or 2.8%. The first quarter of 1997 payroll costs were less than the first quarter 1996 costs due to high maintenance costs incurred in January of 1996 to repair blizzard and flood damage not being repeated in 1997, as well as, reduced sales commissions in the ShenTel subsidiary. The second quarter increase is primarily due to additions of personnel in the PCS subsidiary as its sales force grows with the opening of new retail stores.

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

Cost of Goods Sold increased 88.8% in the second quarter compared to the same period in 1996. The year-to-date increase is 65.9%.
This is due primarily to an increase in the volume of PCS phones sold as network coverage expands.

Plant Specific expenses consist mainly of maintenance to the Company's plant in service. This expense category increased 33.8% in the second quarter compared to the second quarter of 1996. The year-to-date increase is 26.1%. These increases are due primarily to increased maintenance to the CATV assets acquired from FrontierVision, and rents paid for new retail outlets.

The expense category Network and Other consists primarily of network support, engineering, and leased facilities costs. These costs increased 33.5% in the second quarter compared to the second quarter of 1996. The year-to-date increase is 36.6%. These increases are primarily due to increased incollect roaming costs in the cellular operation, and increases in leased facilities costs in the PCS and Internet operations due to network expansion.

Depreciation and Amortization, our largest expense category, was 41.2% higher in the second quarter of 1997 compared to the same period in 1996. The year-to-date increase is 39.8%. Due mainly to the acquisition of the CATV assets of FrontierVision, depreciation and amortization expense for the CATV operation has increased $131,914 or 216.3% in the second quarter and $263,760 or 217.2% for the first six months over the same periods in 1996. Continuing plant acquisition for the PCS network added $136,203 in the second quarter and $258,784 year-to-date compared to 1996. The percentage increases are 196.1% and 200.7% respectively.

Customer operations increased 24.7% for the quarter and 27.4% year-to-date compared to the same periods in 1996. These costs are for the marketing and sales, billing, and customer service functions. As with the network and other category, increases for the Internet access, cellular, and PCS businesses are primarily responsible for the increase.

Corporate Operations increased 11.4% in the second quarter and 19.8% year-to-date compared to the same periods in 1996. The Corporate Operations category includes expenses for executive and general management, accounting, external relations, human resources, legal, purchasing, insurance, and other general and

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

administrative costs. The PCS subsidiary accounts for 79.2% or $50,289 of the increase in this category for the second quarter and 61.3% or $130,807 year-to-date.

The Other Operating Expense category consists of royalty expense paid to programming providers for the Cable Television subsidiary. The increase in these expenses compared with 1996 is due to the acquisition of the Shenandoah County CATV assets of FrontierVision on September 30, 1996.

Interest expense has increased 201.9% in the second quarter compared to the second quarter of 1996 and increased 175.9% year-to-date compared to the first six months of 1996. The Company began drawing funds on the CoBank note (described below) in the third quarter of 1996. Draws on this note at June 30, 1997 equaled $14,570,588. On June 13, 1997, the Company made an additional draw of $573,000 on the existing loan agreement with RTB (described below).


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

In April the Board approved a $2 million line of credit with First Union Bank and in July the Board approved a $5 million line of credit with CoBank. No draws have been made on these lines of credit as of July 31, 1997.

The Company budgeted capital expenditures of approximately $11,500,000 for our other subsidiaries for 1997. These capital needs will be met through internally generated cash flows and the existing Rural Telephone Bank note. The loan agreement with the RTB allows for additional borrowings of approximately $2,800,000. Expenditures of these loan funds is limited to capital projects for the regulated local exchange carrier.
              SHENANDOAH TELECOMMUNICATIONS COMPANY


                             PART II


                        OTHER INFORMATION



ITEM 4.   Submission of Matters to a Vote of Security Holders

     (a) At the Annual Meeting of Shareholders of the Company held on April 22, 1997, 2,708,463 of the Company's 3,760,760 outstanding shares were present in person or by proxy and entitled to vote, which constituted a quorum.

     (b) At the Annual Meeting, the following nominees were elected to serve until the 1997 Annual Meeting:

     Douglas C. Arthur
     Noel M. Borden
     Dick D. Bowman
     Ken L. Burch
     Christopher E. French
     Grover M. Holler, Jr.
     Harold Morrison, Jr.
     Zane Neff
     James E. Zerkel II

     (c) At the Annual Meeting the following matters were voted upon and received the vote set forth below:

          (1) Election of Directors. Provided that a quorum is present, the nominees receiving the greatest number of votes cast are elected as directors and, as a result in tabulating the vote, votes withheld have no effect upon the election of directors. Each nominee for director was elected, having received the following vote:

     Nominee                          FOR         WITHHELD

     Douglas C. Arthur             2,678,420        15,043
     Noel M. Borden                2,687,703         5,760
     Dick D. Bowman                2,687,295         6,168
     Ken L. Burch                  2,686,261         7,202
     Christopher E. French         2,690,791         2,672
     Grover M. Holler, Jr.         2,677,179        16,284
     Harold Morrison, Jr.          2,684,144         9,319
     Zane Neff                     2,677,991        15,472
     James E. Zerkel II            2,684,180         9,283

              SHENANDOAH TELECOMMUNICATIONS COMPANY

                             PART II

                        OTHER INFORMATION



ITEM 6.   Exhibits and Reports on Form 8-K

          A.   Exhibit No. 27 - Financial Data Schedule

          B. No reports on Form 8-K were filed for the period covered by this report.

              SHENANDOAH TELECOMMUNICATIONS COMPANY


                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SHENANDOAH TELECOMMUNICATIONS COMPANY
                          (Registrant)




August 13, 1997
                          Christopher E. French
                          President



August 13, 1997
                          Laurence F. Paxton
                          Vice President - Finance