Form 10-Q
period 1997-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 1997-11-10
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

                          Form 10-Q


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


             For Quarter Ended September 30, 1997

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


          Class                    Outstanding at October 1, 1997
Common Stock, No Par Value                3,760,760 Shares
PAGE

                           SHENANDOAH TELECOMMUNICATIONS COMPANY
                                 AND SUBSIDIARY COMPANIES

                               PART I, FINANCIAL INFORMATION
                               ITEM I, FINANCIAL STATEMENTS
                                CONSOLIDATED BALANCE SHEETS

                                          ASSETS
                                                      (UNAUDITED)
                                                  September 30, 1997   December 31, 1996
CURRENT ASSETS
  Cash & Cash Equivalents                              $5,927,313          $3,763,468
  Certificates of Deposit                                 204,122           1,142,181
  Investments Held to Maturity Securities                 499,581           2,148,945
  Accounts Receivable                                   5,541,459           4,208,742
  Materials                                             4,047,523           2,888,709
  Prepaid and Other Current Assets                        216,056             324,683
  TOTAL CURRENT ASSETS                                $16,436,054         $14,476,728

NON-CURRENT ASSETS
  Investment in Available for Sale Securities          $4,775,261          $2,738,431
  Investment in Held-To-Maturity Securities             1,622,433           1,622,433
  Other Investments                                     4,591,907           4,112,947
  TOTAL NON-CURRENT ASSETS                            $10,989,601          $8,473,811

PROPERTY, PLANT AND EQUIPMENT
  Plant in Service                                    $69,949,016         $65,125,491
  Plant Under Construction                              4,524,912           5,626,710
  Less Accumulated Depreciation                        24,478,413          21,648,820
  NET PROPERTY, PLANT AND EQUIPMENT                   $52,417,477         $49,193,381

OTHER ASSETS
 Cost in Excess of net assets of Business
  less Accumulated Amortization                       $ 5,250,959         $ 5,532,602
 Deferred Charges and Other Assets                        557,213             597,575
 Radio Spectrum License net of
  Accumulated Amortization                                714,258                   0
 Deposit                                                        0           1,100,000
                                                      $ 6,522,431         $ 7,230,177

TOTAL ASSETS                                          $86,365,562         $79,374,097

            See accompanying notes to consolidated financial statements.

                           SHENANDOAH TELECOMMUNICATIONS COMPANY
                                 AND SUBSIDIARY COMPANIES

                               PART I, FINANCIAL INFORMATION
                               ITEM I, FINANCIAL STATEMENTS
                                CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      (UNAUDITED)
                                                  September 30, 1997   December 31, 1996
CURRENT LIABILITIES
  Current Maturities of Long-Term Debt                 $  499,408          $  529,405
  Accounts Payable                                      1,852,155           2,097,115
  Advance Billings and Payments                           258,607             590,336
  Customers' Deposits                                      97,055              89,591
  Other Current Liabilities                             1,477,961           1,117,795
  Income Taxes Payable                                    839,763                   0
  Other Taxes Payable                                     338,870             128,144
  TOTAL CURRENT LIABILITIES                          $  5,363,139         $ 4,552,386

LONG TERM DEBT, LESS CURRENT MATURITIES                25,497,905          24,176,834

OTHER LIABILITIES AND DEFERRED CREDITS
  Deferred Investment Tax Credits                        $235,181            $291,957
  Deferred Income Taxes                                 5,231,745           4,908,170
  Pension and Other                                       867,990             573,363
                                                        6,334,916           5,773,490

MINORITY INTERESTS                                   $  1,963,306         $ 1,743,465

STOCKHOLDERS' EQUITY
  Common Stock, no par, 8,000,000 shares
    authorized (3,760,760 shares issued and
    outstanding)                                       $4,740,677          $4,740,677
  Retained Earnings                                    41,274,272          37,716,654
  Unrealized Gain on available-for-sale securities      1 191,348             670,591
                                                       47,206,297          43,127,922

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $86,365,562         $79,374,097

               See accompanying notes to consolidated financial statements.
PAGE

                                SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                                   PART I, FINANCIAL INFORMATION
                                   ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                         Three months ended          Nine  months ended
                                            September 30                September 30
                                     -------------------------   ---------------------------
                                        1997           1996           1997          1996
OPERATING REVENUES
  Telephone Revenues
     Local Service                     $928,153      $828,715     $2,670,093     $2,428,140
     Access                           1,912,794     1,783,876      5,401,305      5,254,004
     Toll                                 7,446         8,800         20,920         17,567
     Miscellaneous:
      Directory                         276,707       283,377        841,880        863,452
      Facility Leases                   492,197       462,707      1,478,567      1,347,879
      Billing & Collection              115,337       108,116        328,758        331,125
      Other Miscellaneous                36,953        24,330         93,280         76,558

  Total Telephone Revenues            3,769,587     3,496,921     10,834,803     10,318,725
  Cable Television Revenues             635,619       221,408      1,876,770        663,384
  ShenTel Service Revenues              538,855       511,462      1,539,376      1,285,688
  Leasing Revenues                        3,539         4,673         10,935         14,445
  Mobile Revenues                     2,238,521     1,813,891      6,192,078      4,819,014
  PCS Revenues                          478,586        75,243      1,186,458        111,765
  Long Distance Revenues                220,100       262,815        696,332        796,543
  Network Revenues                      153,733       133,806        461,200        381,491

  Total Revenues and Sales            8,038,540     6,520,219     22,797,952     18,391,055

OPERATING EXPENSES
  Cost of Products and Services Sold    486,282       471,648      1,353,657        994,632
  Line Costs                             97,966        95,316        291,112        320,757
  Plant Specific                        705,510       633,204      1,999,365      1,6596507
  Plant Non-Specific:
     Network & Other                  1,102,724       901,708      3,102,389      2,365,225
     Depreciation and Amortization    1,187,999       861,454      3,449,816      2,479,414
PAGE

                          SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                                   PART I, FINANCIAL INFORMATION
                                   ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                         Three months ended          Nine  months ended
                                            September 30                September 30
                                     -------------------------   ---------------------------
                                        1997           1996           1997          1996
OPERATING EXPENSES (Continued)
  Customer Operations                $1,126,625    $  842,222    $ 3,157,588     $2,436,812
  Corporate Operations                  662,455       588,437      1,951,810      1,664,325
  Other Operating Income & Expense      179,519        49,897        523,446        143,698
  Taxes other than income               106,406        93,263        315,106        295,249

  Total Operating Expenses            5,655,486     4,537,149     16,144,289     12,359,762

  Operating income                    2,383,054     1,983,070      6,653,663      6,031,293

  Gain on Sale of Investment                  0             0              0        228,250
  Non-operating income less expenses    427,147       367,882        911,977        804,412
  Interest expense                      409,832       170,181      1,154,001        439,859

  Income before taxes                 2,400,369     2,180,771      6,411,639      6,624,096
  Provision for income taxes            765,466       735,133      2,039,180      2,235,939

  Net income before minority interest 1,634,903     1,445,638      4,372,459      4,388,157
  Minority interest                    (307,234)     (188,383)      (814,841)      (490,245)

  Net Income                         $1,327,669    $1,257,255     $3,557,618     $3,897,912

EARNINGS PER SHARE
  Weighted Average Common
  Shares Outstanding                  3,760,760     3,760,760      3,760,760      3,760,760

  Net Earnings per Share                  $0.35         $0.33          $0.95          $1.04


            See accompanying notes to consolidated financial statements.
                           SHENANDOAH TELECOMMUNICATIONS COMPANY

                                 AND SUBSIDIARY COMPANIES

                               PART I, FINANCIAL INFORMATION
                               ITEM I, FINANCIAL STATEMENTS
                           CONSOLIDATED STATEMENTS OF CASH FLOW
                                        (UNAUDITED)


                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                         1997          1996
CASH FLOWS FROM OPERATING
ACTIVITIES

  Net Income                                           $3,557,618    $3,897,916

Adjustments to reconcile net income
to net cash provided by operating
activities:
 Depreciation and Amortization                         $3,449,816    $2,479,414
 Deferred taxes                                           (22,885)      (79,661)
 Gain on Sale of Assets                                   (31,103)     (276,487)
 Gain on Sale of Equity Investment                              0      (228,250)
 (Income)/Losses on Equity Investments                   (504,914)            0
 Minority Share of Income                                 219,841       235,245
 Other                                                    (38,405)      162,481
 Decrease (increase) in
  Accounts receivable                                  (1,332,717)     (257,985)
  Materials and Supplies                               (1,011,027)     (649,709)
 Increase (decrease) in
  Accounts Payable                                       (244,960)      180,415
  Income taxes payable                                    866,367       443,401
  Other Deferrals and Accruals                            595,464       (48,435)

Net cash provided by
   operating activities                                $5,503,094    $5,858,345





PAGE

                           SHENANDOAH TELECOMMUNICATIONS COMPANY
                                 AND SUBSIDIARY COMPANIES

                               PART I, FINANCIAL INFORMATION
                               ITEM I, FINANCIAL STATEMENTS
                           CONSOLIDATED STATEMENTS OF CASH FLOW
                                        (UNAUDITED)

                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                         1997          1996

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Property & Equipment                     ($7,085,725) ($13,697,225)
 FCC Deposit Refund                                       953,400             0
 Purchase of Intangible Asset                                   0    (5,886,171)
 Purchase of Certificates of Deposit                            0    (1,134,527)
 Maturities of Certificates of Deposit                    938,060     1,234,574
 Cash flows from Securities                                25,954       171,902
 Proceeds from Investments                              2,186,646     3,399,434
 Purchases of Investments                              (1,648,658)   (3,057,549)
 Other                                                          0        40,385

Net cash used in investing activities                 ($4,630,323) ($18,929,177)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long term debt                          $1,704,400   $11,525,322
 Principal payments on long term debt                    (413,326)     (304,544)

Net cash provided by investing activities               1,294,074    11,220,778

NET INCREASE/(DECREASE) IN CASH                        $2,163,845   ($1,850,054)

CASH AND CASH EQUIVALENTS:
 Beginning                                              3,763,468     6,106,447
 Ending                                               $ 5,927,313   $ 4,256,393


               See accompanying notes to consolidated financial statements.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly
     Shenandoah Telecommunications Company's financial position as of September 30, 1997 and the results of operations and cash flows for the three and nine month periods ended
     September 30, 1997 and 1996.

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


3. In April the Board approved a $2 million line of credit with First Union Bank, and in July the Board approved a $5 million line of credit with CoBank. The First Union line of credit matures in May 1998, with a variable rate of Libor +
     1.25%. Interest due is payable monthly with any unpaid principal balance due at maturity. The CoBank line of credit matures in August 1998. There are three interest rate options, a weekly variable rate quoted by CoBank, a fixed rate quoted by CoBank for such periods as may be agreeable to CoBank, or Libor + 1.25%. Interest due is payable monthly with any unpaid principal balance due at maturity. No draws have been made on these lines of credit as of September 30, 1997.

4. Certain account balances on the consolidated balance sheet at December 31, 1996 have been reclassified to be consistent with the classifications adopted for 1997.

                               SHENANDOAH TELECOMMUNICATIONS COMPANY
                                         AND SUBSIDIARY COMPANIES

                                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Summary
          The following tables set forth, for the periods indicated, the percentages   which
          certain items reflected in the financial data bear to total operating revenues and the percentage increase of such items as compared to the indicated prior period:

                                         RELATIONSHIP TO                     PERIOD TO PERIOD
                                     TOTAL OPERATING REVENUES              INCREASE OR DECREASE
                                  Three months      Nine months         Three months      Nine months
                                  ended June 30     ended June 30       ended June 30     ended June 30
                               1997    1996      1997      1996    1997-96   1996-95  1997-96 1996-95
OPERATING REVENUES
  Telephone Revenues
     Local Service               11.55%   12.66%   11.71%   13.20%    12.41%      6.19%    9.96%    5.86%
     Access                      23.80%   27.36%   23.69%   28.57%     7.23%     11.54%    2.80%    8.94%
     Toll                         0.09%    0.13%    0.09%    0.10%   -15.39%    667.89%   19.09%  121.41%
     Miscellaneous:
      Directory                   3.44%    4.35%    3.69%    4.69%    -2.35%      3.79%   -2.50%    3.07%
      Facility Leases             6.12%    7.10%    6.49%    7.33%     6.37%     10.46%    9.70%    6.75%
      Billing & Collection        1.43%    1.66%    1.44%    1.80%     6.68%     -9.23%   -0.71%   10.95%
      Other Miscellaneous         0.46%    0.37%    0.41%    0.42%    51.88%    -19.90%   21.84%  -14.14%

  Total Telephone Revenues       46.89%   53.63%   47.53%   56.11%     7.80%      8.62%    5.00%    7.35%
  Cable Television Revenues       7.91%    3.40%    8.23%    3.61%   187.08%      2.13%  182.91%    2.32%
  ShenTel Service Revenues        6.70%    7.84%    6.75%    6.99%     5.36%     63.56%   19.73%   29.01%
  Leasing Revenues                0.04%    0.07%    0.05%    0.08%   -24.27%    -22.34%  -24.30%  -22.12%
  Mobile Revenues                27.85%   27.82%   27.16%   26.20%    23.41%     37.05%   28.49%   33.31%
  PCS Revenues                    5.95%    1.15%    5.20%    0.61%   536.05%       N/A   961.56%     N/A
  Long Distance Revenues          2.74%    4.03%    3.05%    4.33%   -16.25%     -8.56%  -12.58%   -6.29%
  Network Revenues                1.91%    2.05%    2.02%    2.07%    14.89%      8.04%   20.89%    2.68%
                                 -----    -----    -----    -----     -----      -----    -----    -----
  Total Revenues and Sales      100.00%  100.00%  100.00%  100.00%    23.29%     18.77%   23.96%   14.14%



                                   SHENANDOAH TELECOMMUNICATIONS COMPANY
                                         AND SUBSIDIARY COMPANIES

                                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                         RELATIONSHIP TO                     PERIOD TO PERIOD
                                     TOTAL OPERATING REVENUES              INCREASE OR DECREASE
                                  Three months      Nine months         Three months       Nine months
                                  ended June 30     ended June 30       ended June 30     ended June 30
                                  1997    1996      1997      1996    1997-96   1996-95  1997-96 1996-95
OPERATING EXPENSES
  Cost of Products and
   Services Sold                  6.05%    7.23%    5.94%    5.41%    3.10%     225.69%   36.10%  110.69%
  Line Costs                      1.22%    1.46%    1.28%    1.74%    2.78%     -32.70%   -9.24%  -21.56%
  Plant Specific                  8.78%    9.71%    8.77%    9.02%   11.42%      47.97%   20.47%   23.21%
  Plant Non-Specific:
    Network & Other              13.72%   13.83%   13.61%   12.86%   22.29%      83.19%   31.17%   73.01%
    Depreciation and
     Amortization                14.78%   13.21%   15.31%   13.48%   37.91%      18.30%   39.14%   17.02%
  Customer Operations            14.02%   12.92%   13.85%   13.25%   33.77%      34.15%   29.58%   38.82%
  Corporate Operations            8.24%    9.02%    8.56%    9.05%   12.58%      16.97%   17.27%   15.77%
  Other Operating Income
   & Expenses                     2.23%    0.77%    2.30%    0.78%   259.78%     11.23%  264.27%    4.98%
  Taxes other than income         1.32%    1.43%    1.38%    1.61%    14.09%     16.29%    6.73%   19.25%
                                 -----    -----     ----    -----     -----      -----    -----   ------
  Total Operating Expenses       70.35%   69.59%   70.81%   67.21%    24.65%     42.20%   30.62%   33.03%

  Operating income               29.65%   30.41%   29.19%   32.79%    20.17%    -13.74%   10.32%  -11.58%

  Gain on Sale of Investment      0.00%    0.00%    0.00%    1.24%     N/A        0.00% -100.00%  -73.83%
  Non-operating income
   less expenses                  5.31%    5.64%    4.00%    4.37%    16.11%     28.14%   13.37%   10.84%
  Interest expense                5.10%    2.61%    5.06%    2.39%   140.82%     -2.21%  162.36%  -16.17%
                                 -----    -----    -----    -----    ------      -----   ------    -----
  Income before taxes            29.86%   33.45%   28.12%   36.02%   10.07%    -18.65%    -3.21%  -18.85%
PAGE

                                   SHENANDOAH TELECOMMUNICATIONS COMPANY
                                         AND SUBSIDIARY COMPANIES

                                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                          RELATIONSHIP TO                    PERIOD TO PERIOD
                                     TOTAL OPERATING REVENUES              INCREASE OR DECREASE
                                  Three months      Nine months         Three months      Nine months
                                  ended June 30     ended June 30      ended June 30     ended June 30
                                  1997      1996    1997     1996    1997-96   1996-95  1997-96 1996-95

  Provision for income taxes      9.52%   11.27%    8.94%   12.16%     4.13%    -19.28%  -8.80%  -20.69%
                                 -----    -----    -----    -----     -----      -----   -----    -----
  Net income before minority
    interest                     20.34%   22.17%   19.18%   23.86%    13.09%    -18.33%  -0.36%  -17.88%

  Minority interest              -3.82%   -2.89%   -3.57%   -2.67%    63.09%      4.97%  66.21%   12.84%

  Net Income                     16.52%   19.28%   15.60%   21.19%     5.60%    -20.96%  -8.73%  -20.60%
                                 =====    =====    =====    =====     =====      =====    =====   =====

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

The most significant revenue contributors are the regulated telephone local exchange company accounting for 46.9% of revenue and the cellular dominated operations of the Mobile subsidiary, accounting for 27.9% of revenue during the most recent quarter.
Other significant services provided are paging, personal communications services (PCS), cable television, Internet access, long distance, and fiber facilities and towers leased to other telecommunications carriers. The Company also sells and leases equipment, mainly related to services provided. The Company also participates in emerging technologies by direct investment in non-affiliated companies.


RESULTS OF OPERATIONS

The regulated telephone subsidiary's largest source of revenue continues to be for access to the local exchange network by interexchange carriers. The volume for approximately two-thirds of these access revenues typically tracks with changes in minutes of use. The minutes of use during the first nine months and the third quarter of 1997 increased 4.4% and 6.4% respectively from the total minutes of use in comparative periods in 1996.
However, a change in the mix of minutes of use between the interstate and intrastate jurisdictions, in combination with higher than normal demand in early 1996 due to unusual weather conditions, limited the revenue increase to 2.8% year-to-date.
In the third quarter the increase in associated revenues was 7.2%.

Third quarter cable television revenues increased 187.1% over the third quarter of 1996. The year-to-date increase was 182.9%.
The increase was due to the acquisition of the CATV assets owned by FontierVision Operating Partnership located in our service area on September 30, 1996.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

The increase in the ShenTel Service revenues category for the third quarter of 1997 compared to 1996 was 5.36%. The year-to-date increase is 19.73%. This is principally due to increases in Internet Service revenues stemming from customer growth. Third quarter 1997 revenues from our Internet Service operations were up $120,408 or 97.6% compared to the third quarter of 1996. The year-to-date increase in Internet revenues is $327,292 or 105.8%.

The Mobile revenues are mainly comprised of revenues from cellular services. Third quarter 1997 local cellular revenues increased $394,507 or 22.6% compared to the same period in 1996.
The year-to-date increase is $1,247,511 or 26.9%. The increase in cellular revenues was due to an increase in the local customer base, as well as increased use by other providers' customers roaming in our network. Total revenues from the Cellular operation accounted for 26.6% of total Company revenues in the third quarter and 25.9% year-to-date.

PCS revenues increased $478,586 or 536.1% in the third quarter compared to the third quarter of 1996. The year-to-date increase is $1,186,458 or 961.6%. The PCS network was turned up at the beginning of 1995. Work continues on the expansion of this network.

Total payroll costs (including capitalized costs) in the third quarter of 1997 increased by $239,230 or 18.2% compared to the same period in 1996. The third quarter increase is primarily due to additions of personnel in the PCS subsidiary as its sales force grows with the opening of new retail stores. The year-to-date increase is $298,230 or 7.8%. The first quarter of 1997 payroll costs were less than the first quarter 1996 costs due to high maintenance costs incurred in January of 1996 to repair blizzard and flood damage not being repeated in 1997, as well as, reduced sales commissions in the ShenTel subsidiary.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

Cost of Goods Sold increased 3.1% in the third quarter compared to the same period in 1996. The year-to-date increase is 36.1%.
This is due primarily to an increase in the volume of PCS phones sold, a direct result of network coverage expansion.

Plant Specific expenses consist mainly of maintenance to the Company's plant in service. This expense category increased
11.4% in the third quarter compared to the third quarter of 1996.
The year-to-date increase is 20.5%. These increases are due primarily to increased maintenance to the CATV assets acquired from FrontierVision, and rents paid for new retail outlets and PCS equipment sites.

The expense category Network and Other consists primarily of network support, engineering, and leased facilities costs. These costs increased 22.3% in the third quarter compared to the third quarter of 1996. The year-to-date increase is 31.2%. These increases are primarily due to increased incollect roaming costs in the cellular operation, and increases in leased facilities and switching costs in the PCS operation due to network expansion.

Depreciation and Amortization, our largest expense category, was 37.9% higher in the third quarter of 1997 compared to the same period in 1996. The year-to-date increase is 39.1%. Due mainly to the acquisition of the CATV assets of FrontierVision, depreciation and amortization expense for the CATV operation has increased $131,526 or 211.5% in the third quarter and $395,287 or 215.3% for the first nine months over the same periods in 1996.
Continuing plant acquisition for the PCS network added $81,569 in the third quarter and $280,013 year-to-date compared to 1996.
The percentage increases are 117.1% and 171.8% respectively.

Customer operations increased 33.8% for the quarter and 29.6% year-to-date compared to the same periods in 1996. These costs are for the marketing and sales, billing, and customer service functions. As with the network and other category, increases for the Internet access, cellular, and PCS businesses are primarily responsible for the increase.

Corporate Operations increased 12.6% in the third quarter and 17.3% year-to-date compared to the same periods in 1996. The
Corporate Operations category includes expenses for executive and general management, accounting, external relations, human resources, legal, purchasing, insurance, and other general and administrative costs. PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

The Other Operating Expense category consists of royalty expense paid to programming providers for the Cable Television subsidiary. The increase in these expenses compared with 1996 is due to the acquisition of the Shenandoah County CATV assets of FrontierVision on September 30, 1996.

Interest expense has increased 140.8% in the third quarter compared to the third quarter of 1996 and increased 162.4% year-to-date compared to the first nine months of 1996. The
Company began drawing funds on the CoBank note (described below) in the third quarter of 1996. Draws on this note at September
30, 1997 equaled $14,570,588.

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

In April the Board approved a $2 million line of credit with First Union Bank and in July the Board approved a $5 million line of credit with CoBank. No draws have been made on these lines of credit as of September 30, 1997.

The Company budgeted capital expenditures of approximately
$11,500,000 for our other subsidiaries for 1997. These capital needs will be met through internally generated cash flows and the existing Rural Telephone Bank (RTB) note. A draw of $573,000 was made on the RTB note in July 1997. The loan agreement with the RTB allows for additional borrowings of approximately $2,800,000.
Expenditures of these loan funds is limited to capital projects for the regulated local exchange carrier. PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY


                             PART II


                        OTHER INFORMATION



ITEM 4.   Submission of Matters to a Vote of Security Holders

          None

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

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                      (Registrant)




November 10, 1997       CHRISTOPHER E. FRENCH
                       Christopher E. French
                       President



November 10, 1997       LAURENCE F. PAXTON
                       Laurence F. Paxton
                       Vice President - Finance



