Form 10-Q/A
period 1997-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 1997-11-12
CIK 354963

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

                               SHENANDOAH TELECOMMUNICATIONS COMPANY
                                         AND SUBSIDIARY COMPANIES

                                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Summary
          The following tables set forth, for the periods indicated, the percentages   which
          certain items reflected in the financial data bear to total operating revenues and the percentage increase of such items as compared to the indicated prior period:

                                         RELATIONSHIP TO                     PERIOD TO PERIOD
                                     TOTAL OPERATING REVENUES              INCREASE OR DECREASE
                                  Three months      Nine months         Three months      Nine months
                                  ended Sept 30     ended Sept 30       ended Sept 30     ended Sept 30
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



                                   SHENANDOAH TELECOMMUNICATIONS COMPANY
                                         AND SUBSIDIARY COMPANIES

                                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                         RELATIONSHIP TO                     PERIOD TO PERIOD
                                     TOTAL OPERATING REVENUES              INCREASE OR DECREASE
                                  Three months      Nine months         Three months       Nine months
                                  ended Sept 30     ended Sept 30       ended Sept 30     ended Sept 30
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
PAGE

                                   SHENANDOAH TELECOMMUNICATIONS COMPANY
                                         AND SUBSIDIARY COMPANIES

                                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                          RELATIONSHIP TO                    PERIOD TO PERIOD
                                     TOTAL OPERATING REVENUES              INCREASE OR DECREASE
                                  Three months      Nine months         Three months      Nine months
                                  ended Sept 30     ended Sept 30      ended Sept 30     ended Sept 30
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



