Form 10-K
period 1997-12-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 1998-03-31
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549
                            FORM 10-K
          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1997
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]   NO [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1998. $66,861,729. (In determining this figure, the registrant has assumed that all of its officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.) The Company's stock is not listed on any national exchange nor NASDAQ; therefore, the value of the Company's stock has been determined based upon the average of the prices of transactions in the Company's stock that were reported to the Company during the year.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                        OUTSTANDING AT MARCH 1, 1998
Common Stock, No Par Value                    3,755,760
               Documents Incorporated by Reference
1997 Annual Report to Security Holders       Parts I, II, IV
Proxy Statement, Dated March 27, 1998        Parts     III
                 EXHIBIT INDEX     PAGES  7 - 8
              SHENANDOAH TELECOMMUNICATIONS COMPANY




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

               1997 Annual Report to Security Holders -
               Page 2

          (b)  Financial information about industry segments -

               Not Applicable

          (c) Narrative description of business is incorporated by reference -

               1997 Annual Report to Security Holders -
                Pages  6 - 7

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

ITEM 3.   LEGAL PROCEEDINGS

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders for the three months ended December 31, 1997.

                             PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

          (a) Common stock price ranges are incorporated by reference -

               1997 Annual Report to Security Holders
                    Market Information - Page 2

          (b)  Number of equity security holders are
               incorporated by reference -

               1997 Annual Report to Security Holders
               Five-Year Summary of Selected Financial Data -
               Page  5

          (c) Frequency and amount of cash dividends are incorporated by reference -

               1997 Annual Report to Security Holders
               Market and Dividend Information - Page 2

               Additionally, the terms of a mortgage agreement require the maintenance of defined amounts of the subsidiary's equity and working capital after payment of dividends. Accordingly, approximately $11,000,000 of retained earnings was available for payment of dividends at December 31, 1997.

               For additional information, see Note 3 in the Consolidated Financial Statements of the 1997
               Annual Report to Security Holders, which is incorporated as a part of this report.

ITEM 6.   SELECTED FINANCIAL DATA

          Five-Year Summary of Selected Financial Data is incorporated by reference -

          1997 Annual Report to Security Holders
          Five-Year Summary of Selected Financial Data  - Page  5

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          Results of operations, liquidity, and capital resources are incorporated by reference -

          1997 Annual Report to Security Holders
          Management's Discussion and Analysis of Financial
           Condition and Results of Operations - Pages 8-9

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Consolidated financial statements included in the 1997
          Annual Report to Security Holders are incorporated by reference as identified in Part IV, Item 14, on Pages 10-17.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information concerning directors and executive officers is incorporated by reference -

          Proxy Statement, Dated March 27, 1998  -  Pages 4 - 7


ITEM 11.  EXECUTIVE COMPENSATION

          Information concerning executive compensation is incorporated by reference -

          Proxy Statement, Dated March 27, 1998  -  Page 6


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          (a) No person, director or officer owned over 5 percent of the common stock as of March 1, 1998.

          (b) Security ownership by management is incorporated by reference -

               Proxy Statement, Dated March 27, 1998
               Stock Ownership - Page  5

          (c)  Contractual arrangements -

               The Company knows of no contractual arrangements which may, at a subsequent date, result in change of control of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          There are no relationships or transactions to disclose other than services provided by Directors which are incorporated by reference -

          Proxy Statement, Dated March 27, 1998
          Directors - Page  5

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

                                                         Page
                                                       Reference
                                                         Annual
                                                         Report
1.   Financial Statements

     The following consolidated financial
     statements of Shenandoah Telecommunications are included in Part II, Item 8

     Auditor's Report 1997, 1996, and 1995
      Financial Statements                                  17

     Consolidated Balance Sheets at
      December 31, 1997, 1996, and 1995                  10 & 11

     Consolidated Statements of Income for
      the Years Ended December 31, 1997,
       1996, and 1995                                       12

     Consolidated Statement of Retained Earnings
     Years Ended December 31, 1997, 1996, and 1995          12

     Consolidated Statements of Cash Flow
      for the Years Ended December 31, 1997,
      1996, and 1995                                        13

     Notes to Consolidated Financial Statements           14-17

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


3.   Exhibits

     Exhibit No.

          99.  Proxy Statement, prepared by Registrant
               for 1997 Annual Stockholders Meeting -
                Filed Herewith

          13.  Annual Report to Security Holders -
                Filed Herewith

          21.  List of Subsidiaries -
                Filed Herewith

          27.  Financial Data Schedule


     B.   Reports on Form 8-K

          None

                           SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SHENANDOAH TELECOMMUNICATIONS COMPANY



March 27, 1998           By  CHRISTOPHER E. FRENCH, PRESIDENT
                             Christopher E. French, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                         President & Chief Executive
 CHRISTOPHER E. FRENCH   Officer                  March 27, 1998
Christopher E. French

 LAURENCE F. PAXTON      Principal Financial      March 27, 1998
Laurence F. Paxton       Accounting Officer

 DICK D. BOWMAN          Treasurer & Director     March 27, 1998
Dick D. Bowman

 DOUGLAS C. ARTHUR       Director                 March 27, 1998
Douglas C. Arthur

 KEN L. BURCH            Director                 March 27, 1998
Ken L. Burch

 HAROLD MORRISON         Director                 March 27, 1998
Harold Morrison

 NOEL M. BORDEN          Director                 March 27, 1998
Noel M. Borden

 JAMES E. ZERKEL II      Director                 March 27, 1998
James E. Zerkel II

EXHIBIT 21. LIST OF SUBSIDIARIES

            The following are all subsidiaries of Shenandoah
            Telecommunications Company, all incorporated in the State of Virginia:

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

            - Shenandoah Network Company

            - Shenandoah Personal Communications Company

EXHIBIT 99.  PROXY STATEMENT
                     SHENANDOAH TELECOMMUNICATIONS COMPANY
                             124 South Main Street
                              Edinburg, Virginia

                   NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

                           TO BE HELD APRIL 21, 1998

                                                      March 27, 1998


TO THE STOCKHOLDERS OF SHENANDOAH TELECOMMUNICATIONS COMPANY:

      The annual meeting of stockholders of Shenandoah
Telecommunications Company will be held in the Social Hall of the Edinburg Fire Department, Stoney Creek Boulevard, Edinburg,
Virginia, on Tuesday, April 21, 1998, at 11:00 a.m. for the following purposes:

1. To vote upon a proposed amendment to the Company's Articles of Incorporation to classify the Board of Directors into three classes;

2. If the amendment is approved, to elect three directors to serve until the 1999 Annual Stockholders' Meeting, three directors to serve until the 2000 Annual Stockholders' Meeting, and three directors to serve until the 2001 Annual Stockholders' Meeting;

3. If the amendment is not approved, to elect nine directors to serve for the ensuing year; and

4. To transact such other business as may properly come before the meeting or any adjournment thereof.

      Only stockholders of record at the close of business March 24, 1998, will be entitled to vote at the meeting. Approval of the Amendment to the Articles of Incorporation requires the affirmative vote of the holders of more than two-thirds (2/3) of the Company's outstanding shares of common stock.

      Lunch will be provided.


                                    By Order of the Board of Directors

                                    Harold Morrison, Jr.
                                    Secretary

                                   IMPORTANT

YOU ARE URGED TO COMPLETE, SIGN, AND RETURN THE ENCLOSED PROXY CARD IN THE SELF-ADDRESSED STAMPED (FOR U. S. MAILING) ENVELOPE PROVIDED AS PROMPTLY AS POSSIBLE, WHETHER OR NOT YOU PLAN TO ATTEND THE MEETING IN PERSON. IF YOU DO ATTEND THE MEETING IN PERSON, YOU MAY THEN WITHDRAW YOUR PROXY AND VOTE YOUR OWN SHARES. SEE PROXY STATEMENT ON THE FOLLOWING PAGES.

                               PROXY STATEMENT

                                              P. O. Box 459
                                              Edinburg, VA 22824

                                              March 27, 1998


TO THE STOCKHOLDERS OF SHENANDOAH TELECOMMUNICATIONS COMPANY:

      Your proxy in the enclosed form is solicited by the management of the Company for use at the Annual Meeting of Stockholders to be held in the Social Hall of the Edinburg Fire Department, Stoney Creek Boulevard, Edinburg, Virginia, on Tuesday, April 21, 1998, at 11:00 a.m., and any adjournment thereof.

      The mailing address of the Company's executive offices is
P. O. Box 459,  Edinburg, Virginia 22824.

      The Company has 8,000,000 authorized shares of common stock, of which 3,755,760 shares were outstanding on March 24, 1998.
This proxy statement and the Company's annual report, including financial statements for 1997, are being mailed on or about March 27, 1998, to approximately 3,575 stockholders of record on March 24, 1998. Only stockholders of record on that date are entitled to vote. Each outstanding share will entitle the holder to one vote at the Annual Meeting. No director, officer, or other party beneficially owns as much as five percent of the outstanding shares of the common stock of the Company. The Company intends to solicit proxies by the use of the mail, in person, and by telephone. The cost of soliciting proxies will be paid by the Company.

      Executed proxies may be revoked at any time prior to exercise. Proxies will be voted as indicated by the stockholders. Executed but unmarked proxies will be voted "FOR" Proposals 1 and
2. Abstentions and broker non-votes will be treated as shares that are present, in person or by proxy, and entitled to vote for purposes of determining the presence of a quorum at the Annual Meeting. Broker non-votes will not be counted as a vote cast on any matter presented at the Annual Meeting.

PROPOSAL TO AMEND THE ARTICLES OF INCORPORATION OF THE COMPANY TO
PROVIDE FOR A CLASSIFIED BOARD OF DIRECTORS

      Directors of the Company presently are elected annually by the stockholders to serve until the next annual meeting and until their successors are elected and qualified. Rather than elect the entire Board on an annual basis, a significant number of public companies have classified their Boards to stagger the terms of their directors. In this regard, the Board of Directors has unanimously approved and recommends that the stockholders adopt an amendment (the "Classified Board Amendment") to the Company's Articles of Incorporation to add a new paragraph which would classify the Board of Directors into three classes of directors.

      The Board of Directors is recommending the adoption of the Classified Board Amendment in order to further continuity and stability in the leadership and policies of the Company and to discourage certain types of tactics which could involve changes of control that are not in the best interests of the stockholders. The Classified Board Amendment is permitted under the Virginia Stock Corporation Act. The Classified Board Amendment is not in response to any specific efforts of which the Company is aware to accumulate shares of Common Stock or to obtain control of the Company.

      The Classified Board Amendment provides for a board of directors of the Company divided into three classes of directors serving staggered three-year terms. If adopted, the Classified Board Amendment would divide the Board into three equal classes, designated Class I, Class II, and Class III. At the Annual Meeting, at which nine directors are to be elected, the first class, consisting of three directors, would be elected for a term expiring at the 1999 Annual Meeting; the second class, consisting of three directors, would be elected for a term expiring at the 2000 Annual Meeting; and the third class, consisting of the remaining three directors, would be elected for a term expiring at the 2001 Annual Meeting (and in each case until their respective successors are duly elected and qualified). Commencing with the reelection of directors to Class I in 1999, each class of directors elected at an annual stockholders' meeting would be elected to three-year terms. If the number of directors constituting the Board is increased or decreased, the resulting number would be apportioned by the Board of Directors among the three classes so as to make all classes as nearly equal in number as possible. The Company presently has no agreement or plans to increase or decrease the size of the Board.

      The Classified Board Amendment also provides that a director may be removed from office at a meeting called expressly for that purpose by the vote of stockholders holding not less than 75% of the shares entitled to vote at the election of directors. The Company's Bylaws provide that special meetings of stockholders may only be called by the President of the Company or a majority of the Board of Directors.

      Information concerning the current nominees for election as directors at the Annual Meeting and the terms for which they will serve if the Classified Board Amendment is adopted is contained under the caption "The Election of Directors" below. If the Classified Board Amendment is not adopted, all directors will be elected to serve until the 1999 Annual Meeting and until their successors are elected and qualified.

      The Classified Board Amendment would facilitate director continuity and experience, since a majority of the Company's directors at any given time will have prior experience as Company directors. While the Company has not experienced any problems with such continuity in the past, it wishes to ensure that this experience will continue. If adopted, the provisions of the amendment would be applicable to every election of directors.

      The Board of Directors believes that the Classified Board Amendment will encourage persons who may seek to acquire control of the Company to initiate such an acquisition through negotiations with the Board of Directors. The Board believes that it will therefore be in a better position to protect the interests of all the stockholders. In addition, the stockholders of the Company will have a more meaningful opportunity to evaluate any such action.

      The Classified Board Amendment would significantly extend the time required to make any change in composition of a majority of the Board and may discourage certain unsolicited takeover bids for the Company which the Board may deem to be unfair or coercive. Presently, a change in control of the Board can be made by a majority of the Company's stockholders at a single annual meeting. Under the proposed amendment, it will take at least two annual meetings to effect a change in the majority control of the Board of Directors, except in the event of vacancies resulting from removal. Because of the additional time required to change control of the Board, the Classified Board Amendment will tend to perpetuate present management and will tend to discourage certain tender offers. The Classified Board Amendment will also make it more difficult for the stockholders to change the composition of the Board even if the stockholders believe such a change would be desirable.

      Upon adoption of the Classified Board Amendment by the stockholders, the Board of Directors will amend the Bylaws of the Company to conform to the Articles of Incorporation as amended by the Classified Board Amendment. The Board of Directors does not currently contemplate recommending the adoption of any further amendments to the Articles of Incorporation or Bylaws or any other action designed to affect the ability of third parties to take over or change control of the Company.

Recommendation
      The Board of Directors recommends that you vote FOR approval of the amendment to the Company's Articles of Incorporation providing for a classified Board of Directors. Approval of the amendment requires the affirmative vote of the holders of more than two-thirds of the Company's outstanding shares of Common Stock. Abstentions and broker non-votes are treated as votes against the proposal.
Text of the Amendment
      A new Article VI of the Company's Articles of Incorporation is proposed to be adopted to replace the existing Article VI of the Company's Articles of Incorporation. The new Article VI would read in its entirety as follows:
                                  "ARTICLE VI
      The authorized number of directors of this Corporation shall be not less than seven (7) and not more than nine (9). The number of directors within this range shall be stated in the Corporation's Bylaws, as may be amended from time to time. When the number of directors is changed the Board of Directors shall determine the class or classes to which the increased or decreased number of directors shall be apportioned, provided that the directors in each class shall be as nearly equal in number as possible. No decrease in the number of directors shall have the effect of shortening the term of any incumbent director.

      Effective as of the annual meeting of stockholders in 1998, the Board of Directors shall be divided into three classes, designated as Class I, Class II, and Class III, as nearly equal in number as possible; and the term of office of directors of one class shall expire at each annual meeting of stockholders, and in all cases until their successors shall be elected and shall qualify, or until their earlier resignation, removal from office, death or incapacity. The initial term of office of Class I shall expire at the annual meeting of stockholders in 1999; that of Class II shall expire at the annual meeting in 2000; and that of Class III shall expire at the annual meeting in 2001, and in all cases as to each director until his successor shall be elected and shall qualify, or until his earlier resignation, removal from office, death or incapacity.

      Subject to the foregoing, at each meeting of stockholders the successors to the class of directors whose term shall then expire shall be elected to hold office for a term expiring at the third succeeding annual meeting and until their successors shall be elected and qualified.

      The directors remaining in office acting by a majority vote, or a sole remaining director, although less than a quorum, are hereby expressly delegated the power to fill any vacancies in the Board of Directors, however occurring, whether by an increase in the number of directors, death, resignation, retirement, disqualification, removal from office or otherwise; and any director so chosen shall hold office until the next shareholders meeting at which directors are elected and until his successor shall have been elected and qualified, or until his earlier resignation, removal from office, death, or incapacity.

      Any director may be removed from office at a meeting called expressly for that purpose by the vote of stockholders holding not less than 75% of the shares entitled to vote at the election of directors."

Existing Defensive Provisions

      Certain other provisions also exist under the Company's
Bylaws and Rights Plan (as defined below) and the Virginia Stock
Corporation Act which could be characterized as having an anti-takeover effect, including the following:

      Stockholders' Rights Plan. On February 9, 1998, the Board of Directors adopted a Stockholders' Rights Plan for the Company
(the "Rights Plan"). Pursuant to the Rights Plan, the Board declared a dividend of Rights to each of the corporation's existing stockholders. Under certain circumstances, if a person acquires 15% or more of the Company's common stock or causes the Company to merge into or with another company, these Rights can be exercised to purchase the common stock of the Company or the acquirer at a price that represents a substantial discount to market value. Because Rights held by the acquirer would become void under the Rights Plan, the exercise of Rights by the Company's other stockholders would have the effect of diluting the economic and voting power of the acquirer and dramatically increasing the cost of acquiring the Company. The threat that the Rights will become exercisable, coupled with the ability of the Board of Directors to eliminate the Rights by redemption, increases the leverage of the Company's Board of Directors and enhances its ability to negotiate with the acquirer on behalf of the Company and its shareholders.

      The Company's Bylaws. The Company's existing Bylaws also include certain provisions which could be characterized as having an anti-takeover effect, including (i) a requirement that notice of stockholder nominations for election of directors at an annual meeting must be given to the Company at least 120 days prior to the meeting and that certain information specified in the Bylaws must be included with such notice; and (ii) providing that a special meeting of stockholders may only be called by the President or a majority of the Board of Directors.

      Virginia's Affiliated Transactions Statute. Virginia's Affiliated Transactions Statute provides that if a person acquires 10% or more of the stock of a Virginia corporation without the approval of its board of directors, such person may not engage in certain transactions with the corporation (including a merger and purchase or sale of greater than 5% of the corporation's assets or voting stock) for a period of three years, and then only with the specified super-majority shareholder vote, disinterested director approval, or fair price and procedural protections. Virginia's statute includes certain exceptions to this prohibition. For example, if a majority of disinterested directors approves the acquisition of stock or the transaction prior to the time that the person became an interested shareholder, or if the transaction is approved by a majority of the disinterested directors and by the affirmative vote of two-thirds of the outstanding voting stock which is not owned by the interested shareholder, the prohibition does not apply.

THE ELECTION OF DIRECTORS

      Subject to the Amendment of the Company's Articles of Incorporation as described above, at the meeting, nine directors (constituting the entire Board of Directors of the Company) are to be elected at the Annual Meeting, each to hold office for the term specified below and until his successor is elected and qualified.

      The proxy holders will vote the proxies received by them (unless contrary instructions are noted on the proxies) for the election as directors of the following nominees, all of whom are now members of and constitute the Company's Board of Directors. If any such nominees should be unavailable, the proxy holders will vote for substitute nominees in their discretion. Stockholders may withhold the authority to vote for the election of directors or one or more of the nominees. Directors will be elected by a plurality of the votes cast. Abstentions and shares held in street name that are not voted in the election of directors will not be included in determining the number of votes cast.

                                           Nominees for Election of Directors

                                    Year
                                    Elected                 Principal Occupation and Other
Name of Director                    Director          Age   Directorships for Past Five Years
      (1)                             (2)                               (3)
Class I (Term expires 1999)

Douglas C. Arthur                     1997            55    Attorney-at-Law; Dir., 1st National Corp.

Harold Morrison, Jr.                  1979            68    Chairman of the Board, Woodstock Garage, Inc.
Secretary of the Co.                                        (an auto sales & repair firm); Dir., 1st Virginia
                                                            Bank-BR

Zane Neff                             1976            69    Retired Manager, Hugh Saum Co., Inc.(a hardware
Asst. Secretary of the Co.                                  and furniture store); Dir., Crestar Bank


Class II (Term expires 2000)

Noel M. Borden                        1972            61    Pres., H. L. Borden Lumber Co. (a retail building
Vice President                                              materials firm); Chairman of the Board, 1st
                                                            National Corp.

Ken L. Burch                          1995            53    Farmer

Grover M. Holler, Jr.                 1952            77    Pres., Valley View, Inc. (a real  estate
                                                            developer)

Class III (Term expires 2001)

Dick D. Bowman                         1980           69    Pres., Bowman Bros., Inc. (a farm equipment
Treasurer of the Co.                                        dealer); Dir., Shen. Valley Elec. Coop.; Dir., The
                                                            Rockingham Group; Dir., Old Dominion Electric
                                                            Coop.

Christopher E. French                  1996           40    Pres., Shenandoah Telecommunications Co.
President                                                   & its Subsidiaries; Dir., 1st National Corp.

James E. Zerkel II                     1985           53    Vice Pres., James E. Zerkel, Inc. (a heating, gas,
                                                            & hardware firm), Dir., Shen. Valley Elec. Coop.

(1)   The directors who are not full-time employees of the Company were compensated in 1997 for their services on the Board and one or more of the Boards of the Company's subsidiaries at the rate of $370 per month plus $370 for each Board meeting attended.  Additional compensation was paid to the Vice President, Secretary, Assistant Secretary, and Treasurer, for their services in these capacities, in the amounts of $1,360, $2,840, $1,360, and $2,840, respectively.

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


          Standing Audit, Nominating, and Compensation Committees
                         of the Board of Directors


1. Audit Committee - The Finance Committee of the Board of Directors, consisted of the following directors: Dick
      D. Bowman (Chairman), Grover M. Holler, Jr., and Noel M. Borden. It performed a function similar to that of an Audit Committee. This committee is responsible for the employment of outside auditors and for receiving and reviewing the auditor's report. During 1997 there were two meetings of the Finance Committee. Additional business of the committee was conducted in connection with the regular Board meetings.

2. Nominating Committee - The Board of Directors does not have a standing Nominating Committee.

3. Compensation Committee - The Personnel Committee of the Board of Directors, consisted of the following directors: Noel M. Borden (Chairman), Harold Morrison, Jr., and. James E. Zerkel. This committee performed a function similar to that of a Compensation Committee. It is responsible for the wages, salaries, and benefit programs for all employees. During 1997 there were three meetings of this committee.

        Attendance of Board Members at Board and Committee Meetings

      During 1997, the Board of Directors held 14 meetings. All of the directors attended at least 75 percent of the aggregate of: (1) the total number of meetings of the Board of Directors; and (2) the total number of meetings held by all committees of the Board on which they served.

                           CERTAIN TRANSACTIONS

      In 1997, the Company received services from Mr. Morrison's company in the amount of $45,993 and from Mr. Zerkel's company in the amount of $13,803. Management believes that each of the companies provides these services to the Company on terms comparable to those available to the Company from other similar companies. No other director is an officer, director, employee, or owner of a significant supplier or customer of the Company.

                              STOCK OWNERSHIP

      The following table presents information relating to the beneficial ownership of the Company's outstanding shares of common stock by all directors, the president, and all directors and officers as a group.

                                 No. of Shares
Name and Address               Owned as of 2-1-98     Percent of Class
                                        (1)                  (2)
Douglas C. Arthur                       1,440                 *
      Strasburg, VA 22657
Noel M. Borden                         18,096                 *
      Strasburg, VA 22657
Dick D. Bowman                         43,744                1.16
      Edinburg, VA 22824
Ken L. Burch                           45,172                1.20
      Quicksburg, VA 22847
Christopher E. French                 137,209                3.65
      Woodstock, VA 22664
Grover M. Holler, Jr.                  70,736                1.88
      Edinburg, VA 22824
Harold Morrison, Jr.                   20,528                 *
      Woodstock, VA 22664
Zane Neff                               7,716                 *
      Edinburg, VA 22824
James E. Zerkel II                      4,498                 *
      Mt. Jackson, VA 22842

Total shares beneficially
owned by 13 directors and
officers as a group                   351,395                9.36

(1) Includes shares held by relatives and in certain trust relationships, which may be deemed to be beneficially owned by the nominees under the rules and regulations of the Securities and Exchange Commission; however, the inclusion of such shares does not constitute an admission of beneficial ownership.
(2) Asterisk indicates less than 1%.

                                               SUMMARY COMPENSATION TABLE

      The following Summary Table is furnished as to the salary and incentive payment paid by the
Company and its subsidiaries on an accrual basis during the fiscal years 1995, 1996, and 1997 to, or on behalf of, the chief executive officer and each of the next four most highly compensated executive officers who earn $100,000 or more per year.

                                                                    Long-Term
                                       Annual Compensation        Compensation
Name and Principal                          Incentive                                  Other
    Position                        Year    Salary ($)   Payment ($)  Options (#)   Compensation ($)(1)
Christopher E. French                1997    $136,491      $ 12,405      471          $ 7,291
      President                      1996     130,612        11,013       --            6,778
                                     1995     114,684        20,150       --            6,329

David E. Ferguson                    1997      94,141         5,981      352            6,647
      Vice President-                1996      91,270         6,134       --            5,807
      Customer Service               1995      82,857        10,029       --            5,561

(1)   Includes amounts contributed by the company under its 401(k) and Flexible Benefits Plans, each of which is available to all regular company employees.

                                                   OPTION GRANTS TABLE
                                            Option Grants in Last Fiscal Year
                                                                              Potential Realizable
                                                                              Value at Assumed
                                                                              Annual Rates of Stock
                                                                              Price Appreciation for
                                 Individual Grants                            Option Term
                                    % of Total
                                      Options         Exercise
                        Options      Granted to       or Base
                        Granted     Employees in       Price     Expiration
Name                    (Shares)     Fiscal Year     per Share      Date         5% (1)    10% (1)
Christopher E. French     471            3.4%          $21.86     2/10/2002      $2,845    $6,288
David E. Ferguson         352            2.5%           21.86     2/10/2002       2,125     4,699

(1) In order to realize the potential value set forth, the price per share of the Company's common stock would be approximately $27.90 and $35.21, respectively, at the end of the five-year option term.

                                        OPTION EXERCISES AND YEAR END VALUE TABLE
                         Aggregated Option Exercises in Last Fiscal Year and FY-End Option Value

                                                                                    Value of Unexercised
                                                            No. of Unexercised          in the Money
                                                                 Options/                 Options/
                                                              FY-End (Shares)            FY-End ($)

                             Shares Acquired       Value        Exercisable/           Exercisable/
Name                           on Exercise        Realized     Unexercisable          Unexercisable
Christopher E. French               0                 0            0 / 471                 0 / 0
David E. Ferguson                   0                 0            0 / 352                 0 / 0

Average reported price for transactions reported to the Company during 1997 was $20.59.

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



                              Estimated Annual Pension
                              Years of Credited Service
Final Average
Compensation         15       20        25        30       35
$ 20,000        $ 3,420  $ 4,560   $ 5,700   $ 6,840  $ 7,130
  35,000          6,363    8,483    10,604    12,725   13,233
  50,000         10,390   13,853    17,317    20,780   21,505
  75,000         17,103   22,803    28,504    34,205   35,293
 100,000         23,815   31,753    39,692    47,630   49,080
 125,000         30,528   40,703    50,879    61,055   62,868
 150,000         37,240   49,653    62,067    74,480   76,655
 160,000         39,925   53,233    66,542    79,850   82,170

      Covered Compensation for those retiring in 1998 is $31,128. Final Average Compensation equals an employee's average annual compensation for the five consecutive years of credited service for which compensation was the highest. The amounts shown as estimated annual pensions were calculated on a straight-life basis assuming the employee retires in 1998. The Company did not make a contribution to the Retirement Plan in 1997, as the Plan was adequately funded. Christopher French and David Ferguson had 16 years and 30 years, respectively, of credited service under the plan as of January 1, 1998.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      The members of the Personnel Committee of the Board of Directors of the Company perform the function of a Compensation Committee. The Committee's approach to compensation of the Company's executive officers, including the chief executive officer, is to award a total compensation package consisting of salary, incentive, and fringe benefit components. The compensation package is designed to provide a level of compensation to enable the Company to attract and retain the executive talent necessary for the long-term success of the organization. The incentive plan component of the total compensation package provides an incentive to the officers to meet or exceed certain performance objectives. The plan also places a portion of the officers' total compensation at risk in the event the Company does not achieve its objectives. The objectives include a component measuring the improvement in the level of service provided to the Company's customers and a component measuring the Company's financial performance. In 1997, the Company reached over 61 percent of its combined goals.

            Submitted by the Company's Personnel Committee:

            Noel M. Borden, Chairman
            Harold Morrison, Jr.
            James E. Zerkel II

                  FIVE-YEAR STOCKHOLDER RETURN COMPARISON

      The Securities and Exchange Commission requires that the Company include in its Proxy Statement a line graph presentation comparing cumulative, five-year stockholder returns on an indexed basis with a performance indicator of the overall stock market and either a nationally recognized industry standard or an index of peer companies selected by the Company. The broad market index used in the graph is the NASDAQ Market Index. The S&P Telephone Index consists of the regional Bell Operating Companies, GTE, ALLTEL, and Frontier Corporation.

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

             Comparison of Five-Year Cumulative Total Return*
               among Shenandoah Telecommunications Company,
               NASDAQ Market Index, and S&P Telephone Index

                    1992    1993   1994   1995   1996   1997

Shenandoah
Telecommunications 100.00  104.72 100.03 107.86 112.19 107.88

NASDAQ Market
Index              100.00  114.80 112.21 158.70 195.19 239.53

S&P Telephone
Index              100.00  115.49 110.71 166.78 168.45 235.22


Assumes $100 invested December 31, 1992 in Shenandoah
Telecommunications Company stock, NASDAQ Market Index, and
S&P Telephone Index

*Total return assumes reinvestment of dividends

                          EMPLOYMENT OF AUDITORS

      The Board of Directors, on the recommendation of the Audit Committee, has appointed the firm of McGladrey and Pullen, LLP as auditors to make an examination of the accounts of the Company for the 1998 fiscal year. It is not expected that representatives of the firm will be present at the annual meeting.


                       PROPOSALS OF SECURITY HOLDERS

      Proposals of security holders to be included in management's proxy statement and form of proxy relating to next year's annual meeting must be received at the Company's principal executive offices not later than November 27, 1998.


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

(Front)

PROXY
Shenandoah Telecommunications Company
124 South Main Street
Edinburg, VA 22824                  This proxy is solicited on
                                    behalf of the Board of
                                    Directors
____________________________________________

      The undersigned hereby appoints Christopher E. French, Noel M. Borden, and Grover M. Holler, Jr., and each of them, as Proxies with full power of substitution, to vote all common stock of Shenandoah Telecommunications Company held of record by the undersigned as of March 24, 1998, at the Annual Meeting of Stockholders to be held on April 21, 1998, and at any and all adjournments thereof.

1.  Approval of Classifying the Board of Directors into Three
   Classes
    ( ) FOR       ( ) AGAINST       ( )  ABSTAIN

    The Board of Directors unanimously recommends a vote
    "FOR" approval of classifying the Board of Directors.

2.  Election of Directors
    ( ) FOR  CLASS I  Douglas C. Arthur, Harold Morrison, Jr.
                      and Zane Neff
            CLASS II  Noel M. Borden, Ken L. Burch, and
                      Grover M. Holler, Jr.
            CLASS III Dick D. Bowman, Christopher E. French,
                      and James E. Zerkel II

To withhold authority to vote for any individual nominee, strike a line through the nominee's name listed above.

( ) Vote Withheld for all nominees listed above

The Board of Directors unanimously recommends a vote "FOR" election of directors.

(Back)


3. In their discretion, the Proxies are authorized to vote upon such other business as may properly come before the meeting.

THIS PROXY, WHEN PROPERLY EXECUTED WILL BE VOTED IN THE
MANNER DIRECTED HEREIN BY THE UNDERSIGNED STOCKHOLDER. IF NO
DIRECTION IS MADE, THIS PROXY WILL BE VOTED FOR PROPOSALS 1
AND 2.

      Please mark, sign exactly as name appears below, date, and return this proxy card promptly, using the enclosed envelope, whether or not you plan to attend the meeting.


                              When signing as attorney, executor,
                              administrator, trustee, guardian, or
                              agent, please give full title as
                              such.  If a corporation, please sign
                              in full corporate name by president
                              or other authorized officer. If a
                              partnership, please sign in
                              partnership name by authorized
                              person.

Dated           , 1998
                              Signature
( ) I plan to attend the
    meeting
( ) Number of persons
    attending
( ) I cannot attend the       Additional Signature
    meeting                   (if held jointly)

Additional Signature (if held jointly)

EXHIBIT 13.  ANNUAL REPORT




                       1997


                   Annual Report













 Continuing the Organization Founded June 9, 1902
                Edinburg, Virginia

Stockholder Information

OUR BUSINESS
  Shenandoah Telecommunications Company is a holding company which provides various telecommunications services through its operating subsidiaries. These services include: telephone service, primarily in Shenandoah County and small service areas in Rockingham, Frederick, and Warren counties, all in Virginia; cable television service in Shenandoah County; unregulated communications equipment and services; Internet Access; financing of purchases of telecommunications facilities and equipment; paging, mobile telephone, business radio, and cellular telephone services in the northern Shenandoah Valley; resale of long distance services; operation and maintenance of an interstate fiber optic network; and building and operating a personal communications network in the four-state region from Chambersburg, Pennsylvania to Harrisonburg, Virginia.

ANNUAL MEETING
  The Board of Directors extends an invitation to all stockholders to attend the Annual Meeting of Stockholders. The meeting will be held Tuesday, April 21, 1998, at 11:00 a.m. in the Social Hall of the Edinburg Fire Department, Stoney Creek Boulevard, Edinburg, Virginia. Notice of the Annual Meeting, Proxy Statement, and Proxy were mailed to each stockholder on or about March 27, 1998.

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

            1997                                 1996
       No.     No.                   No.     No.
Qtr.  Trans. Shares  High    Low    Trans.  Shares   High     Low
1st     90    7,614 $30.00 $20.00    145    14,045  $28.00  $19.75
2nd    221   18,124  25.00  19.00    123    10,368   27.00   20.00
3rd    223   16,357  25.00  18.00    126    12,391   25.50   20.00
4th     36    3,380  25.00  17.00     92     9,339   31.00   20.00

Weighted average price per
share -                     $20.59                          $21.86
Annual cash dividend per
share -                        .43                             .42

CORPORATE HEADQUARTERS                         INDEPENDENT AUDITOR
Shenandoah Telecommunications Company          McGladrey & Pullen,
                                               LLP
124 South Main Street                          1051 East Cary
                                               Street
Edinburg, VA 22824                             Richmond, VA 23219

STOCKHOLDERS' QUESTIONS AND STOCK TRANSFERS - CALL (540) 984-5260
Transfer Agent - Common Stock
Shenandoah Telecommunications Company
P.O. Box 459
Edinburg, VA 22824

      This  Annual  Report  to  Stockholders contains  forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to: changes in the interest rate environment; management's business strategy; national, regional, and local market conditions; and legislative and regulatory conditions. Readers should not place undue reliance on forward-looking statements which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances.

                                 Five-Year Summary of Selected Financial Data

                              1997         1996         1995          1994         1993
Operating Revenues      $ 30,970,348  $ 25,429,854 $ 21,919,150  $ 20,229,178  $ 18,329,886
Operating Expenses        22,603,314    17,485,203   13,027,468    12,050,713    11,455,136
Income Taxes               2,593,631     2,821,586    3,572,956     2,577,641     2,481,764
Other Income less Other
 Expenses (1)                311,140       446,574      456,544       (90,897)     (154,454)
Interest Expenses          1,556,352       803,300      685,971       658,908       621,944
Gain (loss) on Security
 Dispositions                 48,628       228,250    1,141,386            -             -
Net Income               $ 4,479,563   $ 4,994,589 $  6,230,685  $  4,851,019  $  4,602,619
Net Income from Continuing
 Operations (2)          $ 4,530,642   $ 4,790,006 $  5,522,904  $  4,851,019  $  4,156,300
Total Assets             $89,407,902   $79,374,097 $ 59,896,990  $ 52,464,150  $ 49,652,064

Long-term Obligations    $27,360,660   $24,706,239 $ 10,558,953  $  9,941,209  $  9,381,813

Stockholder Information (3)
 Number of Stockholders        3,567         3,399        3,226         2,979         2,879
Shares of Stock            3,760,760     3,760,760    3,760,760     3,760,760     3,760,760

Earnings per Share-basic
 & diluted               $      1.19   $      1.33 $       1.66  $       1.29  $       1.22
Regular Cash Dividend
 per Share               $       .43   $       .42 $        .42  $       .375  $        .30
Special Cash Dividend
 per Share               $       -     $        -  $        .06  $        -    $         -

(1)  Includes non-operating income less expenses and minority interest in net income of consolidated subsidiaries.
(2)  Excludes gains and losses on disposition of investments.
(3)  The information has been restated to reflect a 2-for-1 split to stockholders of record January 23, 1995.

CATV System Improvements

      Shenandoah Cable Television Company faced many challenges in 1997. These challenges were brought about, in part, by the 1996 purchase of the Shenandoah County cable television systems from FrontierVision Partners. With that acquisition, we added 4,914 customers and approximately 136 miles of CATV facilities to our existing operation. We inherited operational, plant, and customer service problems that needed to be addressed. In addition, our 2,884 existing customers were limited in the amount of channels they could receive because of the technical limitations of our 300 megahertz system which was installed in the early 1980's. To address these issues, we embarked on a $2 million state-of-the-art upgrade project with our primary focus on improving the quality, dependability, and channel capacity of our cable television facilities. Major upgrades to the system have been completed, allowing for the elimination of multiple headends and the utilization of our fiber network to improve the performance level of the CATV system. System enhancements now allow all of our customers to receive identical programming, with adequate reserve capacity for channel growth for new programming and new service offerings, such as high-speed Internet access, advanced pay-per-view services, and deployment of interactive programming.

      In August of 1997, a survey was sent to all of our customers to determine their perception of the service level they were receiving from us and what choices in programming they would like to see added to our system. We were very proud of the fact that 90 percent of the customers responding to the survey rated our overall service level as excellent or good. Each customer who indicated a service or billing concern on the survey was personally contacted by a service representative for appropriate action. As a result of the comments received from our customers, we added ten additional channels of programming, bringing the total number of channels offered to 56.

     A significant change afforded our newly acquired customers was an enhanced level of customer service. Their service irregularities could now be reported to our repair service by simply dialing 611. Operators are on duty 24 hours a day to receive and respond appropriately to all trouble reports. Bill payment was made simpler by allowing customers to take advantage of our automatic bank draft or receive their billing for cable service with their telephone statement. All residents of Shenandoah County now have the benefit of local ownership and operation of their CATV services. At the same time, it will enable Shenandoah Cable Television Company to continue expanding its broadband network services in order to provide the services needed by our customers today and in the future.

      Shenandoah Cable Television Company increased its basic service rate in 1997. The increased cost for network programming continued to be a major contributor in the need for higher rates, as well as the continued increase in wages, insurance, utilities, and other operating expenses. In order to provide better service and to keep pace with the cost of doing business, it was necessary to adjust our rates. We believe we offer a great value for the dollar when compared to other entertainment options. Shenandoah Cable Television Company's basic rates are still well below those charged by cable systems in the surrounding counties.

Fiber Network Extended to Washington, D.C. Area

     Shenandoah Telephone Company has activated its new fiber optic route from the Shenandoah Valley to the Washington, D.C. metropolitan area. The construction of the fiber route to Herndon, Virginia, was completed on January 23, 1998, and initial services to customers began the following week. Shentel's route is also an expansion of the ValleyNet interstate fiber optic network which reaches an eight state area of the southeastern and mid-Atlantic United States.

     The new route allows ValleyNet customers to lease fiber optic transmission capacity in DS1, DS3, OC3, or higher capacity configurations. Completion of this route gives our customers an alternative connection to meet their telecommunications needs to and from the Washington metropolitan area. The route gives ValleyNet and its customers high quality network capabilities into Northern Virginia, adding another major market area to those already served by ValleyNet and its interconnected partners.

     Shentel was a founding partner of the ValleyNet partnership which was created in 1989 to provide a single point of contact for marketing, operations, and maintenance of broadband fiber optic telecommunications services. ValleyNet has a connection agreement with Carolinas FiberNet, which markets an extensive fiber optic network throughout North Carolina, South Carolina and portions of Georgia. The connected networks serve eight states with a total of 4,100 miles of fiber optic cable.


SHENANDOAH.COM Debuts on the Internet

     On   November 1, 1997,  Shentel launched Shenandoah.com, a  daily news and information service. This innovative web site is the first of its kind in the Shenandoah Valley.

      Shenandoah.com is a World Wide Web Homepage that includes local weather, news, and sports as well as story articles contributed by members of the community. The web site offers an electronic version of the Company's Yellow Pages, public service announcements, and community information. The association with content partners reflects the philosophy behind the development of the service to actively involve members of the community rather than merely providing static listings of information. Also featured is an up-to-date, searchable five-county information directory featuring non-profit and government listings which include e-mail and web site hypertext links. Yellow Page advertisers and others can advertise on the Electronic Yellow Page listings, as well as on Banner Ads that appear on the web pages.

      One formal objective of the Shenandoah.com information service is to act as a clearing house that refers users to a variety of community partners through various links. Reflecting the broad scope and reach of the Internet, users from all over the world have visited the site, and viewed the wide variety of information pertaining to the northern Shenandoah Valley. Daily usage of the site continues to grow as does the ever developing and expanding range of pertinent information.

Personnel Support Growth of Organization

     The year 1997 was exciting for the staff of Shenandoah Telecommunications Company. We experienced growth in all areas of our business, which resulted in many new and challenging opportunities. As our business grew, so did our staff. Thirty new employees joined our organization, and forty employees moved to new opportunities through promotions or transfers. This resulted in 176 full-time equivalent
(FTE) employees, an increase over 152 FTE employees at the end of 1996. A large portion of this growth was for staffing the new ShenTel Center in Winchester and our new retail store in Harrisonburg. Both locations offer an array of telecommunications products and services, and support our expanding geographic presence in the Northern Shenandoah Valley.

    During  the  year,  we  supplemented  our  staffing  needs   with
temporary help, job sharing, and our summer internship program. Twenty-seven summer interns worked in all areas of our business, assisting with increased work loads, special projects, and helping to cover for vacations. This program offers us the opportunity to provide valuable work experience to area youth, while meeting the needs of our organization.

     During 1997 we recognized 21 employees who reached milestone anniversaries. These employees represented a total of 345 years of service, demonstrating the commitment and dedication of our staff to the continued success of our company.

     We remain committed to providing quality products and services to our customers. The first step in achieving this goal is a well-informed and well-trained work force. During 1997, 113 employees participated in job training or attended industry-related events. We also sponsored on-site computer training, in which 116 employees participated.

     Many of our staff are involved in local, civic, and charitable organizations; and they participate in a wide variety of community and industry events, including parades, community trade fairs, and telephone book recycling. Our employees were also generous with their time, talents, and money by supporting the American Cancer Society's Relay for Life and by assisting Shenandoah Social Services in providing Christmas gifts for needy children. Shenandoah Telecommunications Company and its staff remain committed to serving our community, not only with our products and services but also with our talents and support, both as an organization and as individuals.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

       Shenandoah   Telecommunications  Company   is   a   diversified
telecommunications holding company providing both regulated and unregulated telecommunications services through its eight wholly-owned subsidiaries.

      This industry is in a period of transition from a protected monopoly to a competitive environment as evidenced by the passage of the Telecommunications Act of 1996. As a result, Shenandoah Telecommunications has made, and plans to continue to make, significant investments in the new and emerging technologies. The Company was a pioneering provider of Internet access and Personal Communications Services in a rural location. On September 30, 1996, the Company purchased the Shenandoah County cable television assets of FrontierVision Operating Partners, L.P., more than doubling the cable television customer base. These efforts, in conjunction with steady growth in cellular service, have reduced the regulated telephone local exchange company's portion of revenues from 59.6% in 1995 to 54.4% in 1996, and to 47.2% in 1997.

      Other services provided include equipment sales and leases, long distance services, and facility leases to interexchange carriers on a Company owned fiber optic cable network. The Company also participates in emerging technologies by direct investment in non-affiliated companies.

RESULTS OF OPERATIONS

      The regulated Telephone Company's largest source of revenue continues to be for access to the Company's local exchange network by interexchange carriers. These revenues increased 4.6% in 1997 and 5.5% in 1996. The changes in access revenues generally corresponds with growth in minutes of use and in access lines. The minutes of use during 1997 increased 5.7% compared to an increase of 8.8% in 1996. The number of access lines increased by 4.2% in 1997 and 3.8% in 1996.

      The Mobile revenues, which are now the single largest revenue source outside of the telephone operations, are mainly derived from wireless communications services. Local cellular service revenues increased $682,021 or 22.8% in 1997 compared to $776,949 or 35.6% in
1996. Outcollect roamer revenues increased $960,240 or 28.2% in 1997 compared to $819,092 or 31.6% in 1996. The increase in local cellular revenues was due to a 31.8% increase in the customer base in 1997 and a 56.7% increase in 1996, with a larger proportion of new customers applying for low-usage plans.

      Cable Television revenues increased principally as a result of the acquisition mentioned above. Cable Television revenues increased 96.8% in 1997 as compared to 47.1% in 1996. Channel capacity additions in late 1997 and early 1998 are expected to result in further revenue growth during 1998.

      The increase in the ShenTel Service revenues was 25.3% for 1997 compared to an 18.3% increase in 1996. Both increases are due to expansion of our Internet Service operation.

      Long Distance revenues declined by 13.4% in 1997 and by 7.7% in 1996 due principally to loss of market share. The 1996 revenue decrease of $87,471 was more than offset by the $122,809 reduction in underlying line costs stemming from a new contract for terminating calls.

      PCS revenues increased by 352.0% in 1997 over 1996, due to customer growth. There were no PCS revenues in 1995.

      Network revenues are for leasing capacity to interexchange carriers on the Company's fiber optic facilities in West Virginia and Maryland. This service experienced a revenue increase of 14.9% in 1997 compared to 8.0% in 1996.

      Cost of Products Sold increased by $563,629 or 34.7% in 1997. Handset sales in the Personal Communications Service operation was responsible for this change.

      Plant Specific is chiefly comprised of ongoing operating and maintenance expense for the physical plant. This category increased by 20.2% in 1997 and 22.3% in 1996. Over half of the 1997 increase is attributed to plant improvements and recurring service support necessitated by the CATV acquisition.

      The expense category with the largest increase in 1997 and 1996 was Network and Other. The increases were due primarily to switching facilities and costs attributed to the PCS, Cellular, and Internet Service operations. These costs increased $1,189,925 or 36.2% in 1997 compared to $1,231,818 or 59.8% in 1996, primarily due to the rapidly increasing customer base for these operations.

      Depreciation and Amortization, our largest expense category, increased by 32.6% in 1997 compared to 23.2% in 1996. Plant in Service, combined with goodwill and noncompete values appraised for the CATV acquisition, collectively increased the basis for this category by $8,553,942 or 12.1% in 1997 compared to $17,671,554 or
33.3% in 1996. Over half of the 1997 increase in the Plant in Service account was in the telephone local exchange subsidiary, particularly for metallic and fiber cable and switching equipment. In 1996, the CATV acquisition and investments in towers and equipment for wireless services were principal contributors to the increase in Depreciation and Amortization expense.

     Total payroll costs (including capitalized costs) increased 10.2% in 1997 compared to 1996. Total payroll costs in 1996 increased 23.4% from the previous year. The cost increases are primarily due to an increase in the number of employees, principally in the Personal Communications Services operations. Payroll is primarily responsible for the 28.8% increase in 1997 compared to the 35.8% increase in 1996 for customer operations. The growth in employees is also the primary contributor to the 16.2% increase in 1997.

      The increase in Taxes Other Than Income in 1997 and 1996 was primarily due to the increased amount of Plant in Service, and the associated property taxes.

      The Non-operating Income Less Expenses category consists mainly of the income or loss from interest bearing instruments and external investments made by the Company. The increase reflected on the income statement is principally due to income recognized in one of the Company's partnership investments.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has two principal sources of funds for funding current expansion activities. First, the Company has a loan agreement with the Rural Telephone Bank with approximately $3,000,000 remaining for future advances. Expenditure of these loan funds is limited to capital projects for the regulated local exchange carrier subsidiary.

      The second principal liquidity source is a credit facility agreement with CoBank, entered into in July 1996. Pursuant to this agreement, the Company can borrow up to $25,000,000 for a three-year period ending September 1, 1999. During this period only interest is payable. On September 1, 1999, the outstanding principal balance will be amortized and repaid in monthly installments over the next twelve years, with the final installment due August 20, 2011. Draws on this loan for 1997 totaled $2,606,500 compared to $13,467,838 in 1996, leaving $8,925,662 for future advances.

      The Company's Board of Directors has approved a 1998 baseline capital budget of potential capital projects totaling approximately $17,890,000. This budget includes approximately $9,759,000 for the telephone local exchange company, primarily for central office equipment and fiber optic and metallic cable facilities. The Company
is evaluating  possible  additional  investments  in  its   Personal
Communications Service operation. These investments are not included in the baseline capital budget.

      The Company expects to finance these planned additions through internally generated cash flows and additional advances from the RTB note and CoBank agreement. The Company secured lines of credit for $2 million with First Union Bank and for $5 million with CoBank in 1997. No draws have been made on these lines of credit as of January 31, 1998.

IMPACT OF THE YEAR 2000 ISSUE

      Based on a preliminary assessment, the Company has determined that significant portions of its software must be modified or replaced so that its computer systems will properly utilize dates beyond December 31, 1999. The vast majority of this software is provided by third parties. The Company is now in the process of implementing third party financial software that is Year 2000 certified, at an estimated cost of $900,000. The Company also utilizes third party software for customer care applications. These suppliers have asserted their software is presently Year 2000 compliant or will be in mid-1998. The Company estimates its remaining software will be Year 2000 compliant by March 31, 1999.

FUTURE REPORTING REQUIREMENTS

      The FASB has issued Statements No. 130, Reporting Comprehensive Income, and No. 131, Disclosures about Segments of an Enterprise and Related Information, both of which the Company is required to adopt in 1998. A more detailed analysis of the standards and the expected effect on the Company is described in Note 1 of the Notes to Consolidated Financial Statements.



                                        Laurence F. Paxton
                                        Vice-President, Finance

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1997, 1996, and 1995

ASSETS                                       1997      1996     1995

Current Assets
 Cash and cash equivalents               $ 5,203,521  $ 3,763,468 $ 6,106,447
 Certificates of deposit                     204,122    1,142,181   1,242,228
 Held-to-maturity securities (Note 2)      1,622,433    2,148,945   2,488,773
Accounts receivable, including interest    5,682,798    4,208,742   3,068,379
Materials and supplies                     3,968,791    2,888,709   1,922,090
Prepaid expenses and other current assets    507,165      399,074     481,003
                                         -----------   ----------  ----------

      Total current assets                17,188,830   14,551,920  15,308,920

Securities and Investments (Note 2 and 3)
 Available-for-sale securities             3,597,987    2,738,431   2,333,411
 Held-to-maturity securities                 499,581    1,622,433   2,098,968
 Other investments                         4,721,517    4,112,947   3,072,728
                                           8,819,095    8,473,811   7,505,107

Property, Plant and Equipment (Note 3)
 Plant in service                         74,144,956   65,215,491  53,076,538
 Plant under construction                  8,232,717    5,626,710   2,372,750
                                          82,377,473   70,842,201  55,449,288
 Less accumulated depreciation            25,313,297   21,648,820  18,795,430
                                          57,064,176   49,193,381  36,653,858
Other Assets
 Cost in excess of net assets of
  business acquired, less
  accumulated amortization                 5,157,078    5,532,601          -
 Radio Spectrum License net of
  accumulated amortization                   702,036            -           -
 Deposit                                           -    1,100,000           -
                                           6,355,801    7,155,786     429,105
                                        $ 89,407,902  $79,374,097 $59,896,990


            See Notes to Consolidated Financial Statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1997, 1996, and 1995

LIABILITIES AND STOCKHOLDERS'
EQUITY                                              1997         1996       1995
Current Liabilities
 Current maturities of long-term debt (Note 3)  $  544,954  $  529,405   $   461,927
 Accounts payable                                 3,743,701   2,097,115      813,887
 Advance billings and payments                      631,815     590,336      625,559
 Customers' deposits                                 98,905      89,591      107,509
 Other current liabilities                        1,926,769   1,117,795    2,164,069
 Other taxes payable                                153,678     128,144       85,804

Total current liabilities                         7,099,822   4,552,755    4,258,755

Long-Term Debt, less current maturities
 (Note 3)                                        26,815,706  24,176,834   10,097,026

Other Liabilities and Deferred Credits
 Deferred investment tax credit                     216,256     291,957      367,143
 Deferred income taxes (Note 4)                   5,987,860   4,908,170    3,965,318
 Pension and other (Note 5)                         883,568     573,364      438,324
                                                  7,087,684   5,773,490    4,770,785

Minority Interests                                1,894,206   1,743,465    1,499,151

Stockholders' Equity  (Note 3)
 Common stock, no par value, authorized
 8,000,000 shares; issued 3,760,760 shares        4,740,677   4,740,677    4,740,677
 Retained earnings                               40,579,090  37,716,654   34,301,584
 Unrealized gain on available-for-sale
  securities, net (Note 2)                        1,190,717     670,591      229,012
                                                 46,510,484  43,127,922   39,271,273
                                                $89,407,902 $79,374,097  $59,896,990




            See Notes to Consolidated Financial Statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                        1997       1996        1995
Operating revenues
 Telephone revenues:
  Local service                     $3,589,042  $ 3,319,648  $ 3,072,097
  Access and toll service            7,347,703    7,021,504    6,658,076
  Directory                          1,129,976    1,131,540    1,119,858
  Facility leases                    1,977,122    1,838,293    1,699,709
  Billing and collection               441,814      432,212      409,983
  Other miscellaneous                  147,629      117,148      109,910
                                    ----------   ----------   ----------
  Total telephone revenues          14,633,286   13,860,345   13,069 633

Cable Television revenues            2,513,802    1,277,017      868,310
ShenTel Service revenues             2,115,443    1,688,795    1,379,200
Long Distance revenues                 902,276    1,042,083    1,129,554
Mobile revenues                      8,424,016    6,620,093    4,952,967
Network revenues                       614,934      535,225      495,370
PCS revenues                         1,751,291      387,446            -
Other                                   15,300       18,850       24,116
                                    ----------   ----------   ----------
Total operating revenues            30,970,348   25,429,854   21,919,150

Operating expenses:
 Cost of products sold               2,189,810    1,626,181      764,264
 Line costs                            382,924      421,064      543,873
 Plant specific                      2,719,811    2,262,224    1,850,316
 Plant nonspecific:
  Network and other                  4,480,998    3,291,073    2,059,255
  Depreciation and amortization      4,681,858    3,529,554    2,864,521
Customer operations                  4,312,552    3,347,804    2,465,316
Corporate operations                 2,669,743    2,297,308    1,988,852
Taxes other than income                463,109      367,590      305,938
Other                                  702,509      342,405      185,133
                                    ----------   ----------   ----------
                                    22,603,314   17,485,203   13,027,468

            See Notes to Consolidated Financial Statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                         1997       1996        1995
Operating income                    $ 8,367,034  $ 7,944,651  $ 8,891,682

Other income (expenses):
 Nonoperating income,
 less expenses                        1,396,881    1,115,888      991,202
 Interest expense                    (1,556,352)    (803,300     (685,971)
 Gain (loss) on sale of assets          (48,628)     228,250    1,141,386
                                    -----------   ----------   ----------
                                      8,158,935    8,485,489   10,338,299
Income taxes (Note 4)                 2,593,631    2,821,586    3,572,956
                                    -----------   ----------   ----------
                                      5,565,304    5,663,903    6,765,343
Minority interests                   (1,085,741)    (669,314)    (534,658
                                    -----------   ----------   ----------
  Net income                       $  4,479,563  $ 4,994,589  $ 6,230,685
                                    ===========  ===========  ===========

Earnings per share,
basic and diluted                  $       1.19  $      1.33  $      1.66
                                   ============  ===========  ===========

Cash dividends per share           $       0.43  $      0.42  $      0.48
                                   ============  ===========  ===========
 Weighted average shares
 outstanding                          3,760,760    3,760,760    3,760,760
                                   ============  ===========  ===========

            See Notes to Consolidated Financial Statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
Consolidated Statements of Retained Earnings
Years Ended December 31, 1997, 1996 and 1995


                                         1997       1996        1995
Balance, beginning                  $37,716,654  $34,301,584  $29,876,064
 Net income                           4,479,563    4,994,589    6,230,685
                                    -----------  -----------  -----------
                                     42,196,217   39,296,173   36,106,749
 Cash dividends                       1,617,127    1,579,519    1,805,165
                                    -----------  -----------   ----------
Balance, ending                     $40,579,090  $37,716,654  $34,301,584
                                    ===========  ===========  ===========

            See Notes to Consolidated Financial Statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 1997, 1996 and 1995

                                                         1997       1996          1995
Cash Flows From Operating Activities
Net income                                            $4,479,563  $ 4,994,589  $ 6,230,685
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation                                          4,246,049    3,402,794    2,864,521
 Amortization                                            404,845      126,760            -
 Deferred taxes                                          733,644      695,921      323,680
 (Gain) loss on sale of assets                            48,628     (228,250   (1,141,386)
 Losses (gains) on equity investments                   (301,435)     189,389       43,763
 Minority share of income, net of distributions          150,741      244,314      279,658
 Other                                                   (75,701)      75,883       (4,551)
 Changes in assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                               (1,474,056)  (1,134,612)    (187,951)
    Material and supplies                             (1,080,082)    (952,981)    (411,084)

  Increase (decrease) in:
   Accounts payable                                      808,119    1,283,228      396,307
   Other prepaids, deferrals and accruals                530,509       43,018     (232,349)
                                                      ----------   ----------   ----------
    Net cash provided by operating activities          8,470,824    8,740,053    8,161,293
                                                      ----------   ----------   ----------

Cash Flows From Investing Activities
  Purchases of property and equipment                (10,687,958) (15,217,862)  (6,697,476)
  Acquisition of cable television assets                       -   (7,617,199)           -
  (Deposit) refund on licenses                           397,964   (1,100,000)           -
  Purchase of certificates of deposit                 (2,436,818)  (1,134,528)  (1,252,016)
  Maturities of certificates of deposit                3,374,877     1,234,575     940,699
  Cash flows from securities (Note 2)                  1,328,857       185,437  (2,427,349)
  Other, net                                             (16,337)       54,628      44,053
                                                     -----------   -----------   ---------
   Net cash used in investing activities              (8,039,415)  (23,594,949) (9,392,089)
                                                     -----------  ------------  ----------
            See Notes to Consolidated Financial Statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 1997, 1996 and 1995

                                                         1997          1996          1995
Cash Flows From Financing Activities
Dividends paid                                        (1,617,127)   (1,579,519) (1,805,165)
Proceeds from long-term debt                           3,179,500    14,584,839     998,000
Principal payments on long-term debt                    (553,729)     (493,403)   (430,151)
  Net cash provided by (used in) financing            ----------    ----------  ----------
   activities                                          1,008,644    12,511,917  (1,237,316)
                                                      ----------    ----------  ----------
  Net increase (decrease) in cash and cash
   equivalents                                         1,440,053    (2,342,979) (2,468,112)

Cash and cash equivalents:
 Beginning                                             3,763,468     6,106,447   8,574,559
                                                      ----------    ---------- -----------
 Ending                                               $5,203,521   $ 3,763,468 $ 6,106,447
                                                      ==========   =========== ===========

Supplemental Disclosures of Cash Flow Information
 Cash payments for:
 Interest, net of capitalized interest of
  $279,398 in 1997, $210,168 in 1996, and
   $39,070 in 1995                                    $1,835,750   $   726,242  $   683,313
                                                      ----------   -----------  -----------
 Income taxes                                         $1,929,172   $ 2,071,027  $ 3,081,596
                                                      ==========   ===========  ===========

Supplemental Schedule of Noncash
Investing and Financing Activities
  Common stock received in sale of equity investee    $        -   $        -   $ 1,446,942
                                                      ===========  ===========  ===========
Change in classification of investments
from cost method to available-for-sale (Note 2)       $        -   $        -   $ 1,225,858
                                                      ===========  ===========  ===========
Proceeds of long-term debt for stock in
 Rural Telephone Bank                                 $    28,650  $    55,850  $    49,900
                                                      ===========  ===========  ===========

SHENANDOAH TELECOMMUNICATIONS COMPANY
Notes to Consolidated Financial Statements

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

SHENANDOAH TELECOMMUNICATIONS COMPANY
Notes to Consolidated Financial Statements

Note 1.   Summary of Accounting Policies (Continued)

 The  Company follows the provisions of Financial Accounting Standards
 Board  (FASB)  Statement No. 115, Accounting for Certain  Investments
 in   Debt  and  Equity  Securities.   Statement  115  requires   that
 management  determine  the  appropriate classification  of  debt  and
 equity   securities  that  have  readily  determinable  fair  values.
 Classification  is  determined  at  the  date  individual  investment securities  are acquired.  The appropriateness of such classification is  reassessed  continually.  The classification of those  securities and the related accounting policies are as follows:

   Held-to-maturity  securities:   These  consist  entirely  of   debt
   securities  which  are obligations of the U.  S.  Government.   The
   Company  has  both  the  intent and ability  to  hold  to  maturity regardless  of  changes in market conditions,  liquidity  needs  or
   changes  in  general  economic conditions.   These  securities  are
   valued at amortized cost.

   Available-for-sale securities:  Securities classified as  available for  sale are those securities that the Company intends to hold for an  indefinite  period  of time, but not necessarily  to  maturity.
   Any  decision to sell a security classified as available  for  sale would  be  based  on various factors, including changes  in  market
   conditions, liquidity needs and other similar factors.   Available-
   for-sale  securities are carried at fair value.   Unrealized  gains
   and   losses   are  reportable  as  increases  and   decreases   in
   stockholders'  equity  net  of tax.   Realized  gains  and  losses,
   determined  on  the basis of the cost of specific securities  sold, are included in earnings.

   Investments carried at cost:  These investments are those where the
   Company does not have significant ownership and for which there  is
   no  ready  market.   Information  regarding  these  and  all  other
   investments is reviewed continuously for evidence of impairment  in
   value.   No impairment was deemed to have occurred at December  31,
   1997.

   Equity   method   investments:   These   investments   consist   of
   partnership and corporate investments where the Company's ownership is 20% or more, except where such investments meet the requirements for  consolidation.  Under the equity method, the Company's  equity in  earnings  or  losses of these companies  is  reflected  in  the earnings.

SHENANDOAH TELECOMMUNICATIONS COMPANY
Notes to Consolidated Financial Statements

Note 1.   Summary of Accounting Policies (Continued)

 Materials and supplies: New and reusable materials are carried in inventory principally at average original cost. Specific costs are used in the case of large individual items. Nonreusable material is carried at estimated salvage value.

 Property,  plant  and equipment:   Property, plant and  equipment  is
 stated  at cost.  Accumulated depreciation is charged with  the  cost of  property  retired, plus removal cost, less salvage.  Depreciation is  determined  under  the  remaining life method  and  straight-line
 composite  rates.   Depreciation provisions were approximately  6.1%,
 5.8%  and 5.7% of average depreciable assets for the years 1997, 1996 and 1995, respectively.

 Cost  in  excess  of  net  assets of business acquired:   Intangibles
 resulting  from business acquisitions, comprising cost in  excess  of net  assets  of business acquired are being amortized on a  straight-
 line  basis  over 15 years.  The Company periodically  evaluates  the recoverability  of  intangibles resulting from business  acquisitions and  measures the amount of impairment, if any, by assessing  current and  future levels of income and cash flows as well as other factors, such  as  business  trends  and prospects  and  market  and  economic conditions.

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

 Revenue   recognition:    Revenues  are   recognized   when   earned,
 regardless of the period in which they are billed.

 Earnings per share:  The Company has adopted FASB Statement No.  128,
 Earnings  Per  Share, which establishes standards for  computing  and presenting  earnings per share and applies to entities with  publicly held  common  stock or potential common stock.  Those  entities  that have  only  common  stock outstanding are required to  present  basic earnings  per  share  amounts.  All other entities  are  required  to
 present  basic  and  diluted per share amounts.   Diluted  per  share
 amounts  assume the conversion, exercise or issuance of all potential common  stock  instruments such as options, warrants and  convertible securities,  unless  the  effect is to  reduce  a  loss  or  increase earnings per share.  The Company has stock options outstanding  which are  not dilutive; therefore basic and diluted earnings per share are equal.

 Future  Reporting Requirements:  The FASB has issued  Statements  No.
 130,  Reporting  Comprehensive Income and No. 131, Disclosures  about
 Segments of an Enterprise and Related Information, both of which the Company is required to adopt in 1998.

 Statement   No.  130,  Reporting  Comprehensive  Income,  establishes
 standards for reporting and display of comprehensive income  and  its components  (revenues, expenses, gains and losses) in a full  set  of general-purpose  financial statements.  The Statement  requires  that all  items  that  are  required  to be  recognized  under  accounting standards  as  components of comprehensive income be  reported  in  a financial  statement that is displayed with the  same  prominence  as
 other  financial  statements.   The  Statement  does  not  require  a
 specific  format for that financial statement, but requires  that  an enterprise display an amount representing total comprehensive  income for  the period in that financial statement.  It is not expected that this  statement  will  materially  affect  the  presentation  of  the
 Company's financial statements.

 Statement  No.  131, Disclosures about Segments of an Enterprise  and
 Related   Information,  requires  that  public  business  enterprises report certain information about operating segments in complete  sets of  financial statements of the enterprise and in condensed financial statements  of interim periods issued to shareholders.  Segments  are
 components   of   an   enterprise  about  which  separate   financial
 information  is  available and is evaluated regularly  by  the  chief operating  decision maker in deciding how to allocate  resources  and in  assessing performance.  The statement also requires  that  public business  enterprises report certain information about their products and  services, the geographic areas in which they operate, and  their
 major  customers.   It is expected that this statement  will  require
 additional disclosures by the Company.

Note 2.   Investments

Investments consist of the following
Investment in held-to-maturity
 securities:
                                     1997         1996         1995
   U. S. Treasury securities,
    current                      $ 1,622,433  $ 2,148,945  $ 2,488,773
   U. S. Treasury securities,
    noncurrent
    (due within three years)         499,581    1,622,433    2,098,968
                                 -----------   ----------   ----------
                                 $ 2,122,014  $ 3,771,378  $ 4,587,741
                                 ===========  ===========  ===========

The fair market value approximates the carrying value for all held to maturity investments at December 31, 1997, 1996 and 1995.

SHENANDOAH TELECOMMUNICATIONS COMPANY
Notes to Consolidated Financial Statements

Note 2.  Investments (Continued)

                                     1997         1996         1995

Investment in available-for-sale
securities:
  Orion Network Systems, Inc.
   Common and Preferred
   (including unrealized gains
    of $1,962,071 in 1997,
   $1,070,007 in 1996 and
   $142,263 in 1995)             $ 3,597,997  $ 2,705,926  $ 1,778,189
  MFS Communications Company,
   Inc.(including unrealized
   gain of $210,750 in 1995)              -             -      532,500

  Comsat Corporation (including
   unrealized gains of $25,906
   in 1996 and $16,123 in 1995)           -        32,505       22,722
                                 ----------   -----------   ----------
Total securities available
 for sale                       $ 3,597,997   $ 2,738,431   $ 2,333,411
                                ===========   ===========   ===========
The Company realized a gain of approximately $25,900 in 1997, $228,000 in  1996  and  $269,000  in  1995 on the  sale  of  available-for-sale securities.

Changes in the unrealized gain on available-for-sale securities during the years ended December 31, 1997, 1996 and 1995 reported as a separate component of stockholders' equity are as follows:

                                     1997         1996         1995

Unrealized gain, beginning
 balance                        $ 1,095,913   $   369,136  $         -
Unrealized holding gains
 during the                         892,072       937,527      369,136
Realization of prior year
 unrealized gains                   (25,900)     (210,750)           -
                                 ----------    ----------  -----------
Unrealized gains, ending balance  1,962,085     1,095,913      369,136
Deferred tax effect related
 to net unrealized gains            771,368       435,322      140,124
                                  ---------     ---------   ----------
Unrealized gain included in
 stockholders' equity           $ 1,190,717   $   670,591  $   229,012
                                ===========   ===========  ===========

SHENANDOAH TELECOMMUNICATIONS COMPANY
Notes to Consolidated Financial Statements

Note 2.  Investments (Continued)

Cash flows from purchases, sales and maturities of securities:

                                     1997         1996         1995
Available-for-sale securities:
 Sales                          $ 1,226,489   $   550,000  $ 1,392,354
 Purchases                       (1,196,296)            -      (83,335)
Held-to-maturity securities:
 Maturities                       2,148,945     2,488,773    5,466,558
 Purchases                         (499,581)   (1,672,410)  (8,603,862)
Other investments:
 Sales                               48,412             -       63,751
 Purchases                         (399,112)   (1,180,926)    (662,815)
                                 ----------    ----------   ----------
 Total                          $ 1,328,857   $   185,437  $(2,427,349)
                                ===========   ===========  ===========

Other investments comprised of equity securities which do not have readily determinable fair values consist of the following:

                                     1997         1996         1995
Cost method:
 USTN Holdings, Inc.            $   843,486   $   843,486  $   820,618
 AvData Systems, Inc.               149,860       149,860      149,860
 Rural Telephone Bank               653,492       624,837      568,992
 Concept Five Technologies        1,000,003     1,000,003            -
 Other                              152,761       163,002      170,165
                                 ----------   -----------   ----------
                                  2,799,602     2,781,188    1,709,635
                                 ----------   -----------   ----------
Equity method:
 South Atlantic Venture
  Fund III, LP                      765,966       589,632      369,289
 South Atlantic Venture
  Fund IV, LP                       300,121             -            -
 Virginia Independent Telephone
  Alliance                          271,509       234,943      206,138
 Rural Service Area - 6             543,255       474,007      378,989
 Other                               41,064        33,177      408,677
                                 ----------    ----------   ----------
                                  1,921,915     1,331,759    1,363,093
                                 ----------    ----------   ----------
                                 $4,721,517   $ 4,112,947  $ 3,072,728
                                 ==========   ===========  ===========

In addition, the Company is committed to invest an additional $750,000 in the South Atlantic Venture Fund IV L.P. during 1998.

SHENANDOAH TELECOMMUNICATIONS COMPANY
Notes to Consolidated Financial Statements

Note 3.   Long-Term Debt and Lines of Credit

Long-term debt consists of the following:

                     Interest
                     Rate           1997         1996          1995
Rural Telephone
Bank (RTB)          6.04%-8%     $10,765,742  $10,582,040  $ 9,765,672
Rural Utilities
Service (RUS)          2%-5%         520,580      619,638      716,562
CoBank              6.69%-7.97%   16,074,338   13,467,838            -
Other              77.7% of Prime          -       36,723       76,719
                                 -----------  -----------  -----------
                                  27,360,660   24,706,239   10,558,953
Current maturities                   544,954      529,405      461,927
                                  ----------  -----------  -----------
Total long-term debt             $26,815,706  $24,176,834  $10,097,026

The notes payable to RTB are pursuant to an agreement which allows for additional borrowings of approximately $3,000,000.

In  July  1996,  the Company entered into a financing  agreement  with
CoBank.   Pursuant  to this agreement, the Company can  borrow  up  to
$25,000,000, for a three-year period ending September 1, 1999.  During this  period  only  interest is payable.  On September  1,  1999,  the outstanding principal balance will be amortized and repaid in  monthly installments  over  the next twelve years, with the final  installment due  August  20,  2011.  As borrowings occur, the Company  can  choose between several fixed and variable rate interest options.

The approximate annual debt maturities for the five years subsequent to December 31, 1997 are as follows:

Year                                  Amount
1998                             $    544,954
1999                                  816,273
2000                                1,321,060
2001                                1,590,858
2002                                2,109,417
Later years                        20,978,098
                                  -----------
                                 $ 27,360,660
                                 ============
Substantially all of the Company's assets serve as collateral for  the long-term debt.  The long-term debt agreements contain restrictions on the  payment of dividends and redemption of capital stock.  The  terms of the agreements require the maintenance of defined amounts of equity
and   working   capital  after  payment  of  dividends.   Accordingly,
approximately  $11,000,000  of retained  earnings  was  available  for payment of dividends at December 31, 1997.

Long-term debt carries rates which approximate market rates for similar debt being issued. Therefore the carrying value of long-term debt is not significantly different than fair market value at December 31, 1997.

SHENANDOAH TELECOMMUNICATIONS COMPANY
Notes to Consolidated Financial Statements

Note 3.   Long-Term Debt and Lines of Credit (Continued)

As of December 31, 1997, the Company had no borrowings outstanding on other approved lines of credit for $5,000,000 and $2,000,000.

Note 4.   Income Taxes

The  Company and its subsidiaries file consolidated tax returns.   The
provision for income taxes included in the consolidated statements  of income consists of the following components:

                                       Years Ended December 31,
                                     1997       1996        1995
Current:
Federal                          $1,601,973  $1,905,945  $2,837,187
State                               258,014     219,720     412,089
                                 ----------  ----------  ----------
Total                             1,859,987   2,125,665   3,249,276
                                 ----------   ---------   ---------
Deferred:
 Federal                            657,108     585,934     272,529
 State                               76,536     109,998      51,151
                                  ---------   ---------    --------
Total                               733,644     695,921     323,680
                                  ---------   ---------   ---------
Provision for income taxes       $2,593,631  $2,821,586  $3,572,596
                                 ==========  ==========  ==========
A  reconciliation  of  income  taxes determined  using  the  statutory federal  income  tax  rates  to actual income  taxes  provided  is  as follows:
                                       Years Ended December 31,
                                     1997       1996        1995
Federal income tax expense
 at statutory rates             $2,404,806   $2,657,499  $3,336,620
State income taxes net of
 of federal tax benefit            220,803      217,614     305,738
Amortization of investment
 tax credit                        (75,701)     (75,701)    (75,701)
Other                               43,643       22,174       6,299
                                 ---------   ----------   ---------
Provision for income taxes      $2,593,631   $2,821,586  $3,572,956
                                ==========   ==========  ==========

Net deferred tax liabilities consist of the following at December 31:

                                     1997       1996        1995
Deferred tax liabilities:
 Accelerated depreciation       $5,556,071   $4,776,802  $4,106,119
 Unrealized gain on securities
  Available for sale               771,368      425,322     140,124
 Other                               4,701            -           -
                                ----------   ----------  ----------
                                 6,332,140    5,202,124   4,246,243
                                ----------   ----------  ----------

SHENANDOAH TELECOMMUNICATIONS COMPANY
Notes to Consolidated Financial Statements

Note 4.  Income Taxes (Continued)

Deferred tax assets
 Accrued compensation costs        115,512       96,292      92,329
 Accrued pension costs             228,768      152,684     105,084
 Equity investments                      -       44,978      83,512
                                 ---------   ----------   ---------
                                   344,280      293,954     280,925
                                 ---------   ----------   ---------
Net deferred tax liabilities    $5,987,860   $4,908,170  $3,965,318
                                ==========   ==========  ==========

Note 5.  Pension Plan

The Company maintains a noncontributory defined benefit pension plan. The following table presents the plan's funded status and amounts recognized in the Company's consolidated balance sheets.

                                        1997         1996        1995
Actuarial present value of benefit
obligations:
  Vested                            $ 3,333,480   $ 2,882,966  $ 2,645,748
  Nonvested                             124,897        82,376       52,826
                                    -----------   -----------  -----------
Accumulated benefit obligations     $ 3,458,377   $ 2,965,342  $ 2,698,574
                                    ===========   ===========  ===========

Projected benefit obligation for
service rendered to date            $ 5,504,065   $ 5,112,231  $ 4,408,161
Plan assets at fair value,
common stocks and bonds               5,712,651     5,077,518    4,669,840
                                    -----------   -----------   ----------
Plan assets in excess (deficient)
of projected benefit obligation         208,586       (34,713)     261,679
Unrecognized prior service cost         237,103       257,808      278,513
Unrecognized transition asset at
 January 1, 1987,  being recognized
 over 17 years                         (181,746)     (210,490)    (239,234)
Unrecognized net gain                  (943,738)     (466,565)    (621,588)
                                   ------------   -----------  -----------
Net pension liability              $   (679,795)  $  (453,960) $  (320,630)
                                   ============   ===========  ===========

SHENANDOAH TELECOMMUNICATIONS COMPANY
Notes to Consolidated Financial Statements

Note 5.  Pension Plan (Continued)

Net pension cost included the following components:

                                          1997          1995        1996
Service costs (benefits earned)    $    231,270   $   170,089  $   147,568
Interest cost on projected benefit
 obligation                             378,404       326,314      280,691
Actual (return) on plan assets         (766,811)     (532,311)    (914,207)
Net amortization and deferral           382,972       169,238      634,862
                                   ------------   -----------  -----------
Net periodic pension cost          $    225,835   $   133,330  $   148,814
                                   ============   ===========  ===========

Assumptions used by the Company in the determination of pension plan information consisted of the following at December 31, 1997, 1996 and 1995:

                                                   1997   1996    1995
Discount rate                                      7.00%  7.50%   7.50%
Rate of increase in compensation levels            5.00   5.50    5.50
Expected long-term rate of return on plan assets   7.50   7.50    7.50

SHENANDOAH TELECOMMUNICATIONS COMPANY
Notes to Consolidated Financial Statements

Note 6.   Stock Incentive Plan

On April 16, 1996, the stockholders approved a Company Stock Incentive Plan providing for the possible grant of incentive compensation to employees in the form of stock options, stock appreciation rights, and stock awards. The Plan authorized the issuance of up to 240,000 shares of common stock over a ten-year period. Options granted under the Plan may be incentive stock options or nonqualified stock options. The option price will be fixed at the time the option is granted, but the price cannot be less than the fair market value at the date of the grant. On February 10, 1997, options were granted to purchase 14,440 shares of common stock at an exercise price of $21.98. One-half of the options are exercisable on each of the first and second anniversaries of the date of grant. No options were exercisable at December 31, 1997.

Grants of options under the Plan are accounted for following Accounting Principles Board (APB) Opinion No. 25 and related interpretations. Accordingly, no compensation costs have been recorded. FASB Statement No. 123 requires disclosures concerning the fair value of options and encourages accounting recognition for options using the fair value method. The Company has elected to apply the disclosure-only provisions of the Statement. However, had compensation cost been recorded based on the fair value of awards at the grant date, the pro forma impact on the Company's net income and net income per common share would have been to decrease net income and earnings per share by approximately $40,000 and $0.01, respectively.

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 1997: dividend rate of 1.96%, risk-free interest rate of 6.13%, expected lives of 5 years, and price volatility of 19.7%. The fair value per option of options granted during the year is $5.35.

SHENANDOAH TELECOMMUNICATIONS COMPANY
Notes to Consolidated Financial Statements

Note 7.   Major Customer

The Company has one customer that accounts for greater than 10% of its revenue, primarily consisting of carrier access charges for long distance service, as follows:

                                              Percent of
                                              Operating
Year                                          Revenue

1997                                            13%
1996                                            16
1995                                            19

Note 8.   Subsequent Event

On February 9, 1998, the Board of Directors adopted a Stockholders' Rights Plan for the Company. Under the plan, existing stockholders were granted the right to acquire additional shares of the Company's common stock, at a substantial discount, if anyone acquires 15% or more of the Company's common stock or causes the Company to merge into or with another company. This plan is intended to increase the leverage of the Company's Board of Directors and enhance its ability to negotiate with a potential acquirer on behalf of the Company and its shareholders.

                      Independent Auditor's Report

The Board of Directors
Shenandoah Telecommunications Company
Edinburg, Virginia

We have audited the accompanying consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries as of December 31, 1997, 1996 and 1995, and the related consolidated statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shenandoah Telecommunications Company and subsidiaries as of December 31, 1997, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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


McGladrey & Pullen, LLP
Richmond, Virginia
January 30, 1998, except for Note 8, as to which the date is February 9, 1998