Form 10-Q
period 1998-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 1998-05-14
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

                          Form 10-Q


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


                For Quarter Ended March 31, 1998

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


          Class                    Outstanding at April 30, 1998
Common Stock, No Par Value                3,755,760 Shares
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY





                              INDEX



                                                       Page
                                                       Number

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
           March 31, 1998 and December 1997             1 - 2

          Consolidated Statements of Income
           Three Months Ended
            March 31, 1998 and 1997                     3 - 4

          Consolidated Statements of Cash Flow
           Three Months Ended
            March 31, 1998 and 1997                     5 - 6

          Notes To Consolidated Financial
           Statements                                       7

Item II.  Management's Discussion and Analysis of
           Financial Condition and Results of
            Operations                                 8 - 14


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters To a Vote
           of Security Holders                             15

Item 6.   Exhibits and Reports On Form 8-K                 15

          Signatures                                       16
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
                   CONSOLIDATED BALANCE SHEETS

                             ASSETS
[CAPTION]
                               March 31, 1998  December 31, 1997
[S]                              [C]               [C]
CURRENT ASSETS
 Cash & Cash Equivalents          $ 5,282,345       $ 5,203,521
 Certificates of Deposit              100,000           204,122
 Investments Held to Maturity       1,123,917         1,622,433
 Accounts Receivable                6,417,208         5,682,798
 Materials                          4,796,498         3,968,791
 Prepaid and Other Current Assets     501,408           507,165
                                  -----------       -----------
TOTAL CURRENT ASSETS              $18,221,376       $17,188,830
                                  -----------       -----------

NON-CURRENT ASSETS
 Investment in Available for
   Sale Securities                $ 4,256,331       $ 3,597,997
 Investment Held to Maturity
   Securities                         499,581           499,581
 Other Investments                  5,241,338         4,721,517
                                  -----------       -----------
TOTAL NON-CURRENT ASSETS          $ 9,997,250       $ 8,819,095
                                  -----------       -----------
PROPERTY, PLANT, AND EQUIPMENT
 Plant in Service                 $75,357,434       $74,144,956
 Plant Under Construction           9,762,636         8,232,517
 Less Accumulated Depreciation     26,405,228        25,313,297
                                  -----------       -----------
NET PROPERTY, PLANT & EQUIPMENT   $58,714,842       $57,064,176
                                  -----------       -----------
OTHER ASSETS
 Cost in Excess of Net Assets of
  Business less Accumulated
   Amortization                   $ 5,063,197       $ 5,157,078
 Deferred Charges and Other Assets    443,548           476,687
 Radio Spectrum License net of
  Accumulated Amortization            689,813           702,036
                                  -----------       -----------
                                  $ 6,196,558       $ 6,335,801
                                  -----------       -----------

TOTAL ASSETS                      $93,130,026       $89,407,902
                                  ===========       ===========

  See accompanying notes to consolidated financial statements.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
                   CONSOLIDATED BALANCE SHEETS

[CAPTION]     LIABILITIES AND STOCKHOLDERS' EQUITY

[S]                          March 31, 1998   December 31, 1997
 CURRENT LIABILITIES          [C]                 [C]
 Current maturities of LTD     $   544,954         $   544,954
 Accounts Payable                3,017,381           3,743,701
 Advance Billing and Payments      547,176             631,815
 Customers' Deposits               106,278              98,905
 Other Current Liabilities       1,913,112           1,926,769
 Income Taxes Payable              640,916                   0
 Other Taxes Payable               250,030             153,678
                               -----------         -----------
TOTAL CURRENT LIABILITIES      $ 7,019,847         $ 7,099,822
                               -----------         -----------
LONG-TERM DEBT, LESS
 CURRENT MATURITIES            $28,844,915         $26,815,706
                               -----------         -----------
OTHER LIABILITIES AND
 DEFERRED CREDITS
 Deferred Investment
  Tax Credit                   $   198,098         $   216,256
 Deferred Income Taxes           6,243,565           5,987,860
 Pension and Other               1,019,938             883,568
                               -----------         -----------
                               $ 7,461,601         $ 7,087,684
                               -----------         -----------

MINORITY INTEREST              $ 1,809,815         $ 1,894,206
                               -----------         -----------
STOCKHOLDERS' EQUITY
 Common Stock                  $ 4,734,377         $ 4,740,677
 Retained Earnings              41,673,753          40,579,090
 Unrealized gains on Available
  for sale securities            1,585,718           1,190,717
                               -----------         -----------
                               $47,993,848         $46,510,484
                               -----------         -----------
TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY          $93,130,026         $89,407,902
                               ===========         ===========




  See accompanying notes to consolidated financial statements.

PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
[CAPTION]       CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

                                      Three months ended
                                            March 31
[S]                                 1998                1997
OPERATING REVENUES
  Telephone Revenues             [C]                 [C]
   Local Service                  $922,032            $859,022
   Access                        1,924,320           1,739,682
   Toll                             12,634               6,135
   Miscellaneous:
    Directory                      293,487             273,030
    Facility Leases                502,615             476,706
    Billing & Collection           118,424             105,036
    Other Miscellaneous             41,406              48,386
                                 ---------           ---------
  Total Telephone Revenues      $3,814,918          $3,507,997
  Cable Television Revenues        716,668             615,121
  ShenTel Service Revenues         526,367             473,950
  Leasing Revenues                   4,585               3,622
  Mobile Revenues                2,057,042           1,790,323
  PCS Revenues                     666,736             255,543
  Long Distance Revenues           218,833             241,978
  Network Revenues                 153,733             153,733
                                ----------           ---------
  TOTAL REVENUES AND SALES      $8,158,882          $7,042,267
                                ----------          ----------
OPERATING EXPENSES
 Cost of Products &
   Service Sold                 $  365,258          $  397,208
 Line Costs                        100,379              95,361
 Plant Specific                    699,411             622,388
 Plant Non-Specific:
  Network & Other                1,240,576             929,994
 Depreciation and Amortization   1,281,531           1,110,488
 Customer Operations             1,153,851             995,668
 Corporate Operations              735,277             669,621
 Other Operating Expenses          133,509             194,914
 Taxes Other Than Income           218,719              98,177
                                ----------          ----------
 Total Operating Expenses       $5,928,511          $5,113,819
                                ----------          ----------

See accompanying notes to consolidated financial statements.

PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
[CAPTION]       CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

                                        Three months ended
                                              March 31
                                       1998             1997
[S]                                [C]               [C]

 Operating Income                  $2,230,371        $1,928,448
 Non-Operating Income less
  Expenses                            209,387           229,416
 Interest Expense                    (312,844)         (356,449)
                                   ----------        ----------
 Income Before Taxes               $2,126,914        $1,801,415
 Provision for Income Taxes           682,942           575,822
                                   ----------        ----------

 Net Income Before Minority
  Interest                         $1,443,972        $1,225,593
 Minority Interest                   (255,609)         (211,056)
                                   ----------        ----------
 Net Income                        $1,188,363        $1,014,537
                                   ==========        ==========


EARNINGS PER SHARE
 Weighted Average Common
  Shares Outstanding                3,758,316         3,760,760
                                   ==========         =========

 Net Income per share,
  Basic and Diluted                      $0.32             $0.27
                                    ==========          ========



 See accompanying notes to consolidated financial statements.


PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
[CAPTION]     CONSOLIDATED STATEMENTS OF CASH FLOW
                           (UNAUDITED)


                                     THREE MONTHS ENDED MARCH 31

                                          1998          1997
[S]
CASH FLOWS FROM OPERATING
 ACTIVITIES                           [C]           [C]
  Net Income                           $1,188,363    $1,014,537

 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and Amortization         1,281,531     1,111,989
  Deferred taxes                          255,705        (7,628)
  Gain on Sale of Equity Investment      (263,333)            0
  (Income)/Losses on Equity Investments  (516,032)       40,187
  Minority Share of Income                (84,391)      211,056
  Other                                   156,243       (41,997)
  Decrease (increase) in:
   Accounts Receivable                   (734,410)       94,711
   Materials and Supplies                (827,707)      (47,425)
  Increase (Decrease) in:
   Accounts Payable                      (726,320)     (704,953)
   Income Taxes Payable                   700,650       588,568
   Other Deferrals and Accruals           (48,548)      (24,930)
                                        ---------     ---------
   Net cash provided by
   operating activities               $   381,751    $2,234,115
                                      -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Property
  and Equipment                         (2,830,985)  (2,330,946)
 FCC Deposit Refund                              0      953,400
 Purchase of Intangible Assets
 Purchase of Certificates of Deposit             0     (499,582)
 Maturities of Certificates of Deposit           0      486,982
 Proceeds from Investments                 602,638            0
 Other                                      (3,789)      17,198
                                        ----------   ----------
Net cash used in investing
activities                             $(2,232,136) $(1,372,948)
                                       -----------  -----------

 See accompanying notes to consolidated financial statements.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
                    AND SUBSIDIARY COMPANIES

                  PART I, FINANCIAL INFORMATION
                  ITEM I, FINANCIAL STATEMENTS
[CAPTION]     CONSOLIDATED STATEMENTS OF CASH FLOW
                           (UNAUDITED)


                                     THREE MONTHS ENDED MARCH 31

                                          1998           1997
[S]
CASH FLOWS FROM                        [C]           [C]
 FINANCING ACTIVITIES
 Redemption of Common Stock             $ (100,000)   $        0
 Proceeds from Long Term Debt            2,166,556       601,500
 Principal payments on Long Term Debt     (137,347)     (133,933)
                                         ---------      --------

Net cash provided by financing
 activities                              1,929,209       467,567
                                         ---------      --------
Net increase in cash
 and cash equivalents                       78,824     1,328,734
                                         ---------     ---------
Cash and Cash Equivalents:
 Beginning                               5,203,521     3,763,468
                                        ----------    ----------
 Ending                                 $5,282,345    $5,092,202
                                        ==========    ==========




















  See accompanying notes to consolidated financial statements.
PAGE

                     SHENANDOAH TELECOMMUNICATIONS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. In the opinion of management, the accompanying condensed consolidated financial statements which are unaudited, except for the condensed balance sheet at December 31, 1997, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Shenandoah Telecommunications Company's financial position as of March 31, 1998 and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997.

      While the Company believes that the disclosures presented are adequate, to make the information not misleading it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-K.

2. The results of operations for the three-month period ended march 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

3. The earnings per common share were computed on the weighted average number of shares outstanding. The Company has stock options outstanding, which are not dilutive, therefore basic and diluted earnings per share are the same.

4. Comprehensive income consists of the unrealized holding gains and losses on the Company's available-for-sale investment. The unrealized holding gains net of tax for the three month period ended March 31, 1998 was $395,001 and the unrealized holding loss net of tax for the three month period ended March 31, 1997 was $563,300.

                          SHENANDOAH TELECOMMUNICATIONS COMPANY
                                    AND SUBSIDIARY COMPANIES

                       ITEM II, MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following tables set forth, for the periods indicated, the percentages which certain items reflected in the financial data bear to total operating revenues and the percentage increase of such items as compared to the indicated prior period:

                                           RELATIONSHIP TO            PERIOD TO PERIOD
                                           TOTAL REVENUES           INCREASE OR DECREASE
                                          Three months ended           Three months ended
                                              March 31                      March 31
                                            1998     1997              1998-97   1997-96
    OPERATING REVENUES
      Telephone Revenues
         Local Service                      11.30    12.20                7.34      8.63
         Access                             23.59    24.70               10.61     (1.92)
         Toll                                0.15     0.09              105.93     40.87
         Miscellaneous:
          Directory                          3.60     3.88                7.49     (3.75)
          Facility Leases                    6.16     6.77                5.44     10.04
          Billing & Collection               1.45     1.49               12.75     (7.90)
          Other Miscellaneous                0.51     0.69              (14.43)    65.93
                                           ------   ------              ------    ------
      Total Telephone Revenues              46.76    49.81                8.75      2.30

      Cable Television Revenues              8.78     8.73               16.51    179.43
      ShenTel Service Revenues               6.45     6.73               11.06     20.43)
      Leasing Revenues                       0.06     0.05               26.59    (21.41)
      Mobile Revenues                       25.21    25.42               14.90     30.95
      PCS Revenues                           8.17     3.63              160.91      N/A
      Long Distance Revenues                 2.68     3.44               (9.56)   (14.90)
      Network Revenues                       1.88     2.18                0.00     24.14
                                           ------   ------              ------    ------
      Total Revenues                       100.00   100.00               15.86     20.95
                                           ------   ------              ------    ------
PAGE

                                   SHENANDOAH TELECOMMUNICATIONS COMPANY
                                         AND SUBSIDIARY COMPANIES

                               ITEM II, MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                           RELATIONSHIP TO            PERIOD TO PERIOD
                                           TOTAL REVENUES           INCREASE OR DECREASE
                                          Three months ended           Three months ended
                                              March 31                      March 31
                                            1998     1997              1998-97   1997-96
    OPERATING EXPENSES
      Cost of Products Sold                  4.48     5.64              (8.04)     45.00
      Line Costs                             1.23     1.35               5.26     (29.14)
      Plant Specific                         8.57     8.84              12.38      18.69
      Plant Non-Specific:
         Network & Other                    15.21    13.21              33.40      40.50
         Depreciation and Amortization      15.71    15.77              15.40      38.37
      Customer Operations                   14.14    14.14              15.89      30.32
      Corporate Operations                   9.01     9.51               9.80      28.86
      Other Operating & Expenses             1.64     2.77             (31.50)    320.38
      Taxes Other Than Income                2.68     1.39             122.78      (2.12)
                                           ------   ------             ------     ------
      Total Operating Expenses              72.66    72.62              15.93      33.60
                                           ------   ------             ------     ------
      Operating Income                      27.34    27.38              15.66      (3.33)

      Non-Operating Income less Expenses     2.57     3.26              (8.73)    (45.67)
      Interest Expense                      (3.83)   (5.06)             (12.23)   152.34
                                           ------   ------              ------    ------
      Income Before Income Taxes            26.07    25.58               18.07    (20.85)
      Provision for Income Taxes             8.37     8.18               18.60    (26.27)
                                           ------   ------              ------    ------
      Income Before Minority Interest       17.70    17.40               17.82    (18.02)
      Minority Interest                     (3.13)   (3.00)              21.11     73.79
                                           ------   ------              ------    ------
      Net Income                            14.57    14.41               17.13    (26.14)
                                           ======   ======              ======    ======

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

     The most significant revenue contributors are the regulated telephone local exchange company accounting for 46.8% of revenue and the cellular dominated operations of the Mobile subsidiary, accounting for 25.2% of revenue during the most recent quarter. Other significant services provided are paging, personal communications services (PCS), cable television, Internet access, long distance, and fiber facilities and towers leased to other telecommunications carriers. The Company also sells and leases equipment, mainly related to services provided. The Company also participates in emerging technologies by direct investment in non-affiliated companies.


RESULTS OF OPERATIONS


     The regulated Company's largest source of revenue continues to be for access to the Company's local exchange network by interexchange carriers. The volume for approximately two-thirds of these access revenues generally tracks with changes in minutes of use.
The minutes of use during the first quarter of 1998 increased
11.9%, compared to a decrease of .2% in 1997. The associated revenues increased 10.6% in first quarter 1998 compared to a 1.92% decrease in 1997. Management attributes these increases, in part, to inclement weather experienced the first quarter of 1997.

     First quarter cable television revenues increased 16.5% over the first quarter of 1997 due to rate increases and a 4.0% increase in the customer base. The 1997 increase of 179.4% was due to the acquisition of the CATV assets owned by FrontierVision Operating
Partnership located in our service area on September 30, 1996.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

     The increase in the ShenTel Service revenues category for the first quarter of 1998 compared to 1997 was 11.1%. This was due to increases in Internet Service revenues. First quarter 1998 revenues from our Internet Service operations were up $118,018 or 64.9% compared to the first quarter of 1997. The increase is due to the increasing customer base. The increases in Internet access revenues were partially offset by decreases in equipment sales and rentals. These revenues decreased $69,524 or 50.2% compared to the first quarter of 1997.

     Financing lease revenues are chiefly for leases and rentals of customer premise equipment such as PBX's sold through Company subsidiaries.

     The Mobile revenues are mainly comprised of revenues from wireless communications services. First quarter 1998 local cellular revenues increased $188,764 or 23.4% compared to the same period in 1997. The increase in local cellular revenues was due to an increase in the customer base. First quarter 1998 outcollect roamer revenues increased $71,971 or 8.1% compared to the same period in 1997. Total revenues from the Cellular operation accounted for 23.9% of total Company revenues in the first quarter, compared to 24.2% in the first quarter of 1997.

     Total payroll costs (including capitalized costs) in the first three months of 1998 increased $116,251 or 8.2% compared to the same period in 1997. The increase is due to an increase in the size of the Company's work force.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

     Cost of Goods Sold decreased 8.0% in the first quarter compared to the same period in 1997. This is due to a decrease in the volume of equipment sales in ShenTel and our cellular operations.

     The expense category Network and Other consists primarily of network support, engineering, and leased facilities costs. Of the 33.4% or $310,582 increase for the first quarter of 1998 over the first quarter of 1997, $141,932 is due from the PCS operation, $75,663 from the Internet access operation, and $67,676 is due to increases from our cellular operation.

     Depreciation and Amortization, our largest expense category, was 15.40% higher in the first quarter of 1998 compared to 1997. This is due to the pace of plant acquisition. Expenditures for construction and purchases of property and equipment for 1997 equaled $10,687,958. Comparable expenditures during 1997 equaled $22,835,061.

     Customer Operations increased 20.4% for the quarter compared to the same period in 1997. These costs are for the marketing and sales, billing, and customer service functions. As with the network and other category, increases for the Internet access, cellular, and PCS businesses are primarily responsible for the increase.

     The Other Operating Expense category consists of royalty expense paid to programming providers for the Cable Television subsidiary. The increase in these expenses year-to-date compared with the first quarter of 1997 is due to an increase in customer base and channels offered.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

     The Non-operating Income Less Expenses category consists mainly of the income or loss from investments made by the Company. This category showed a decrease of 8.7% in the first quarter compared to the same period in 1997, primarily due to a decrease in interest income.

     Interest expense has decreased $43,605 in the first quarter compared to the first quarter of 1997, due primarily to larger capitalized interest costs for plant under construction. The Company began drawing funds on the CoBank note (described below) in the third quarter of 1997. Draws on this note at March 31, 1998 equaled $18,170,276.

LIQUIDITY AND CAPITAL RESOURCES

     On August 2, 1996, the Company signed a note with CoBank to borrow up to $25 million. The term of the loan is for up to 15 years, with multiple interest options. The Company began drawing these funds in the third quarter of 1996. A majority of these funds were used for the acquisition of the Shenandoah County CATV assets of FrontierVision in September of 1996, and to finance the building of the new network for the PCS operation. The Company anticipates making additional draws on this note in 1998 to fund in part the $8,000,000 capital budget for the non-telephone subsidiaries.



PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (Continued)

     The Company budgeted capital expenditures of approximately $10,000,000 for the Telephone subsidiary in 1998. These capital needs will be met through internally generated cash flows and the existing Rural Telephone Bank note. The loan agreement with the RTB allows for additional borrowings of approximately $3,000,000. Expenditures of these loan funds is limited to capital projects for the regulated local exchange carrier.


      Based on a preliminary assessment, the Company has determined that significant portions of its software must be modified or replaced so that its computer systems will properly utilize dates beyond December 31, 1999. The vast majority of this software is provided by third parties. The Company is now in the process of implementing third party financial software that is Year 2000 certified, at an estimated cost of $900,000. The Company also utilizes third party software for customer care applications. These suppliers have asserted their software is presently Year 2000 compliant or will be in mid-1998. The Company estimates its remaining software will be Year 2000 compliant by June 30, 1999.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY


                             PART II


                        OTHER INFORMATION




ITEM 4.     Submission of Matters to a Vote of Security
            Holders

            No matters were submitted to a vote of security holders.


ITEM 6.     Exhibits and Reports on Form 8-K

            A.    Exhibits

                  Exhibit 27  -  Financial Data Schedule

            B.    Reports on Form 8-K

                  On February 27, 1998, the Company filed a report on Form 8-K, reporting under Item 5, disclosing that on February 9, 1998, the Board of Directors adopted a Stockholders' Rights Plan, granting the existing stockholders the right to acquire additional shares of the Company's common stock at a substantial discount, should anyone acquire 15% or more of the Company's common stock or causes the Company to merge into or with another company.

PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY


                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SHENANDOAH TELECOMMUNICATIONS COMPANY
                          (Registrant)




May 14, 1998                CHRISTOPHER E. FRENCH
                          Christopher E. French
                          President



May 14, 1998               LAURENCE F. PAXTON
                          Laurence F. Paxton
                          Vice President - Finance