Form 10-Q
period 1998-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 1998-08-14
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

                          Form 10-Q


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


               For Quarter Ended June 30, 1998

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


          Class                    Outstanding at August 1, 1998
Common Stock, No Par Value                3,755,760 Shares
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY





                              INDEX



                                                       Page
                                                       Number

PART I.   FINANCIAL INFORMATION

Item I.   Financial Statements

          Consolidated Balance Sheets
           June 30, 1998 and December 31, 1997          1 - 2

          Consolidated Statements of Income
           Three and Six Months Ended
            June 30, 1998 and 1997                      3 - 4

          Consolidated Statements of Cash Flow
           Six Months Ended
            June 30, 1998 and 1997                      5 - 6

          Notes To Consolidated Financial
           Statements                                       7

Item II.  Management's Discussion and Analysis of
           Financial Condition and Results of
            Operations                                 8 - 14


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters To a Vote
           of Security Holders                             15

Item 6.   Exhibits and Reports On Form 8-K                 16

          Signatures                                       17
PAGE

                           SHENANDOAH TELECOMMUNICATIONS COMPANY
                                 AND SUBSIDIARY COMPANIES

                               PART I, FINANCIAL INFORMATION
                               ITEM I, FINANCIAL STATEMENTS
                                CONSOLIDATED BALANCE SHEETS


                                          ASSETS      (UNAUDITED)
                                                     June 30, 1998     December 31, 1997
CURRENT ASSETS
  Cash & Cash Equivalents                              $6,386,983          $5,203,521
  Certificates of Deposit                                 100,000             204,122
  Investments Held to Maturity Securities                 523,435           1,622,433
  Accounts Receivable                                   6,747,303           5,682,798
  Materials                                             3,846,286           3,968,791
  Prepaid and Other Current Assets                        331,783             507,165
  TOTAL CURRENT ASSETS                                $17,935,790         $17,188,830

NON-CURRENT ASSETS
  Investment in available for sale Securities         $ 4,312,663          $3,597,997
  Investment in held-to-maturity securities               499,581             499,581
  Other investments                                     5,562,745           4,721,517
  TOTAL NON-CURRENT ASSETS                            $10,374,989          $8,819,095

PROPERTY, PLANT AND EQUIPMENT
  Plant in Service                                    $79,245,406         $74,144,956
  Plant Under Construction                              9,713,489           8,232,517
  Less Accumulated Depreciation                        27,465,077          25,313,297
  NET PROPERTY, PLANT AND EQUIPMENT                   $61,493,818         $57,064,176

OTHER ASSETS
 Cost in Excess of net assets of Business
  less Accumulated Amortization                       $ 4,969,316         $ 5,157,078
 Deferred Charges and Other Assets                        526,710             476,687
 Radio Spectrum License net of
  Accumulated Amortization                                677,590             702,036
                                                      $ 6,173,616         $ 6,335,801

TOTAL ASSETS                                          $95,978,213         $89,407,902

            See accompanying notes to consolidated financial statements.PAGE

                           SHENANDOAH TELECOMMUNICATIONS COMPANY
                                  AND SUBSIDIARY COMPANIES

                               PART I, FINANCIAL INFORMATION
                               ITEM I, FINANCIAL STATEMENTS
                                CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      (UNAUDITED)
                                                     June 30, 1998     December 31, 1997
CURRENT LIABILITIES
  Current Maturities of Long-Term Debt                 $  502,345          $  544,954
  Accounts Payable                                      3,654,312           3,743,701
  Advance Billings and Payments                           427,080             631,815
  Customers' Deposits                                     110,897              98,905
  Other Current Liabilities                             2,039,758           1,926,769
  Income Taxes Payable                                    553,866                   0
  Other Taxes Payable                                     327,239             153,678
  TOTAL CURRENT LIABILITIES                          $  7,615,497         $ 7,099,822

LONG TERM DEBT, LESS CURRENT MATURITIES                28,895,714          26,815,706

OTHER LIABILITIES AND DEFERRED CREDITS
  Deferred Investment Tax Credit                         $180,702            $216,256
  Deferred Income Taxes                                 6,258,487           5,987,860
  Pension and Other                                     1,098,751             883,568
                                                        7,537,940           7,087,684

MINORITY INTERESTS                                   $  2,136,211         $ 1,894,206

STOCKHOLDERS' EQUITY
  Common Stock                                         $4,734,377          $4,740,677
  Retained Earnings                                    43,438,931          40,579,090
  Unrealized Gain on available-for-sale securities      1,619,543           1,190,717
                                                       49,792,851          46,510,484

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $95,978,213         $89,407,902

               See accompanying notes to consolidated financial statements.
PAGE

                          SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                                   PART I, FINANCIAL INFORMATION
                                   ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                         Three months ended           Six  months ended
                                              June 30                     June 30
                                     -------------------------   ---------------------------
                                        1998           1997           1998          1997
OPERATING REVENUES
  Telephone Revenues
     Local Service                     $929,325      $882,918     $1,851,355     $1,741,940
     Access                           2,022,831     1,748,830      3,947,151      3,488,512
     Toll                                17,708         7,339         30,341         13,474
     Miscellaneous:
      Directory                         307,660       292,143        601,147        565,173
      Facility Leases                   494,319       509,664        996,934        986,370
      Billing & Collection              137,710       108,386        256,134        213,422
      Other Miscellaneous                39,817         7,941         81,224         56,327

  Total Telephone Revenues            3,949,370     3,557,221      7,764,286      7,065,218
  Cable Television Revenues             784,233       626,029      1,500,901      1,241,150
  ShenTel Service Revenues              573,601       526,571      1,099,968      1,000,521
  Leasing Revenues                        4,303         3,775          8,888          7,397
  Mobile Revenues                     2,426,328     2,163,234      4,483,371      3,953,557
  PCS Revenues                          910,948       452,329      1,577,684        707,872
  Long Distance Revenues                216,162       234,254        434,995        476,232
  Network Revenues                      153,733       153,733        307,467        307,467

  Total Revenues and Sales            9,018,678     7,717,146     17,177,560     14,759,414

OPERATING EXPENSES
  Cost of Products and Services Sold    340,969       470,167        706,227        867,375
  Line Costs                            108,988        97,786        209,367        193,147
  Plant Specific                        609,624       671,468      1,309,146      1,293,855
  Plant Non-Specific:
     Network & Other                  1,443,094     1,069,671      2,683,724      1,999,666
     Depreciation                     1,312,564     1,151,328      2,594,095      2,261,817

                                SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                                   PART I, FINANCIAL INFORMATION
                                   ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                         Three months ended           Six  months ended
                                              June 30                     June 30
                                     -------------------------   ---------------------------
                                        1998           1997           1998          1997
OPERATING EXPENSES (Continued)
  Customer Operations                $1,213,359    $1,035,295     $2,412,045     $2,030,962
  Corporate Operations                  649,256       619,734      1,339,532      1,289,355
  Other Operating Income & Expense      210,082       149,013        428,801        343,927
  Taxes other than income               134,172       110,523        267,682        208,700

  Total Operating Expenses            6,022,108     5,374,985     11,950,619     10,488,804

  Operating income                    2,996,570     2,342,161      5,226,941      4,270,610

  Non-operating income less expenses    413,381       255,417        622,768        484,829
  Interest expense                      418,422       387,719        731,266        744,168

  Income before income taxes          2,991,529     2,209,859      5,118,443      4,011,271
  Provision for income taxes            997,104       697,893      1,680,046      1,273,714

  Net income before minority interest 1,994,425     1,511,966      3,438,397      2,737,557
  Minority interest                    (326,397)     (296,552)      (582,006)      (507,608)

  Net Income                         $1,668,028    $1,215,414     $2,856,391     $2,229,949

Weighted Average Common
  Shares Outstanding                  3,755,760     3,760,760      3,757,031      3,760,760

Earnings per Share, basic                 $0.44         $0.32          $0.76          $0.59
 and diluted

            See accompanying notes to consolidated financial statements.


                                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                                            AND SUBSIDIARY COMPANIES

                                          PART I, FINANCIAL INFORMATION
                                          ITEM I, FINANCIAL STATEMENTS
                                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                                   (UNAUDITED)


                                                            SIX MONTHS ENDED JUNE 30
                                                                1998          1997

CASH FLOWS FROM OPERATING
ACTIVITIES
  Net Income                                                $2,856,391    $2,229,948

Adjustments to reconcile net income
to net cash provided by operating
activities:
 Depreciation and Amortization                              $2,594,095    $2,261,815
 Deferred taxes                                                270,627       443,799
 Gain on Sale of Equity investment                                   0             0
 Investment (Gains)/Losses                                    (741,692)     (203,582)
 Minority Share of Income                                      242,005       252,607
 Other                                                          57,809        99,990
 Decrease (increase) in
  Accounts receivable                                       (1,064,505)     (617,837)
  Materials                                                    122,505      (116,886)
 Increase (decrease) in
  Accounts Payable                                             (89,389)     (712,460)
  Income taxes payable                                         553,866        54,466
  Deferrals and accruals                                       424,638       316,941

  Net cash provided by
   operating activities                                     $5,226,350    $4,008,801

                                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                                            AND SUBSIDIARY COMPANIES

                                          PART I, FINANCIAL INFORMATION
                                          ITEM I, FINANCIAL STATEMENTS
                                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                                   (UNAUDITED)


                                                            SIX MONTHS ENDED JUNE 30
                                                                1998          1997

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Property, Plant
   and Equipment                                           ($6,895,181)  ($4,096,812)
Purchase of Investment Securities                             (623,457)            0
Purchase of Certificates of Deposit                            104,122       609,869
 Maturities of Certificates of Deposit                       1,098,998             0
 Cash flows from Securities                                    335,231      (134,202)

  Net cash used in
   investing activities                                     ($5,980,287)  ($3,621,145)


CASH FLOWS FROM
FINANCING ACTIVITIES
 Proceeds from long term debt                                $2,166,556    $1,100,000
 Stock Redemption                                              (100,000)            0
 Principal payments on
  long term debt                                               (129,157)     (272,021)

  Net cash provided by
   financing activities                                       1,937,399       827,979

NET INCREASE IN CASH                                         $1,183,462    $1,215,635

CASH AND CASH EQUIVALENTS:
  Beginning                                                   5,203,521     3,763,468

  Ending                                                    $ 6,386,983   $ 4,979,103


See accompanying notes to consolidated financial statements.

                                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (Unaudited)


1.    In the opinion of management, the accompanying consolidated financial statements contain all adjustments
      (consisting of only normal recurring accruals) necessary to present fairly Shenandoah Telecommunications
      Company's financial position as of June 30, 1998 and the results of operations and cash flows for the six month periods ended June 30, 1998 and 1997.

      While the Company believes that the disclosures presented are adequate, to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's annual report in Form 10-K.

2.    The results of operations for the six-month period ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

3.    The earnings per common share were computed on the weighted average number of shares outstanding.  The Company has stock options outstanding, which are not dilutive, therefore basic and diluted earnings per share are the same.

4.   Comprehensive income includes net income along with losses on the Company's available-for-sale investments.

                                                            Three Months Ended        Six Months Ended
                                                                  June 30                 June 30

                                                            1998           1997        1998         1997

            Net Income                                  $1,668,028     $1,215,414   $2,856,391   $2,229,949
            Net Unrealized Gains and Losses                 33,825        167,423)     428,826     (395,877)
                                                        ----------     ----------   ----------   ----------
            Comprehensive Income                        $1,701,853     $1,382,837   $3,285,217   $1,834,072

5.    In April the Board approved renewing a $2 million line of credit with First Union Bank, and in July 1998 the
      Board approved renewing a $5 million line of credit with CoBank.  The First Union line of credit matures in
      May 1999, with a variable rate of Libor + 1.25%.  Interest due is payable monthly with any unpaid principal balance due at maturity.  The CoBank line of credit matures in August 1999.  There are three interest rate
      options, a weekly variable rate quoted by CoBank, a fixed rate quoted by    CoBank for such periods as may
      be agreeable to CoBank, or Libor + 1.25%.  Interest due is payable monthly with any unpaid principal balance due at maturity.  No draws have been made on these lines of credit as of July 31, 1998.

                                SHENANDOAH TELECOMMUNICATIONS COMPANY
                                         AND SUBSIDIARY COMPANIES

                                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Summary
          The following tables set forth, for the periods indicated, the percentages   which
          certain items reflected in the financial data bear to total operating revenues and the percentage increase of such items as compared to the indicated prior period:

                                         RELATIONSHIP TO                     PERIOD TO PERIOD
                                     TOTAL OPERATING REVENUES              INCREASE OR DECREASE
                                  Three months       Six months         Three months       Six months
                                  ended June 30     ended June 30       ended June 30     ended June 30
                                  1998    1997      1998      1997    1998-97   1997-96  1998-97 1997-96
OPERATING REVENUES
  Telephone Revenues
     Local Service                10.3%   11.4%     10.8%    11.8%      5.3%      8.8%     6.3%     8.7%
     Access                       22.4%   22.7%     23.0%    23.6%     15.7%      3.1%    13.2%     0.5%
     Toll                          0.2%    0.1%      0.2%     0.1%    141.3%     66.3%   125.2%    53.7%
     Miscellaneous:
      Directory                    3.4%    3.8%      3.5%     3.8%      5.3%     -1.4%     6.4%    -2.6%
      Facility Leases              5.5%    6.6%      5.8%     6.7%     -3.0%     12.8%     1.1%    11.4%
      Billing & Collection         1.5%    1.4%      1.5%     1.5%     27.1%     -0.5%    20.0%    -4.3%
      Other Miscellaneous          0.4%    0.1%      0.5%     0.4%    401.4%    -65.6%    44.2%     7.9%

  Total Telephone Revenues        43.8%    46.1%    45.2%    47.9%     11.0%       4.9%    9.9%     3.6%
  Cable Television Revenues        8.7%     8.1%     8.7%     8.4%     25.3%     182.2%   20.9%   180.8%
  ShenTel Service Revenues         6.4%     6.8%     6.4%     6.8%      8.9%      38.3%    9.9%    29.2%
  Leasing Revenues                 0.1%     0.1%     0.1%     0.1%     14.0%     -26.9%   20.2%   -24.3%
  Mobile Revenues                 26.9%    28.0%    26.1%    26.8%     12.2%      31.1%   13.4%    31.6%
  PCS Revenues                    10.1%     5.9%     9.2%     4.8%    101.4%       N/A   122.9%     N/A
  Long Distance Revenues           2.4%     3.0%     2.5%     3.2%     -7.7%      -6.1%   -8.7%   -10.8%
  Network Revenues                 1.7%     2.0%     1.8%     2.1%      0.0%      24.1%    0.0%    24.1%
                                  -----    -----    -----    -----     -----      -----   -----    -----
  Total Revenues and Sales       100.0%   100.0%   100.0%   100.0%     16.9%      27.6%   16.4%    24.3%
PAGE

                                   SHENANDOAH TELECOMMUNICATIONS COMPANY
                                         AND SUBSIDIARY COMPANIES

                                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                          RELATIONSHIP TO                    PERIOD TO PERIOD
                                     TOTAL OPERATING REVENUES              INCREASE OR DECREASE
                                  Three months      Six months         Three months         Six months
                                  ended June 30     ended June 30      ended June 30     ended June 30
                                  1998      1997    1998     1997    1998-97   1997-96  1998-97 1997-96
OPERATING EXPENSES
  Cost of Products and
   Services Sold                   3.8%     6.1%     4.1%     5.9%    -27.5%     88.8%   -18.6%   65.9%
  Line Costs                       1.2%     1.3%     1.2%     1.3%     11.5%      7.6%     8.4%  -14.3%
  Plant Specific                   6.8%     8.7%     7.6%     8.8%     -9.2%     33.8%     1.2%   26.1%
  Plant Non-Specific:
    Network & Other               16.0%    13.9%    15.6%    13.6%     34.9%      33.5%   34.2%   36.6%
    Depreciation                  14.6%    14.9%    15.1%    15.3%     14.0%      41.2%   14.7%   39.8%
  Customer Operations             13.5%    13.4%    14.0%    13.8%     17.2%      24.7%   18.8%   27.4%
  Corporate Operations             7.2%     8.0%     7.8%     8.7%      4.8%      11.4%    3.9%   19.8%
  Other Operating Income
   & Expenses                      2.3%     1.9%     2.5%     2.3%     41.0%     214.1%   24.7%  266.7%
  Taxes other than income          1.5%     1.4%     1.6%     1.4%     21.4%       8.7%   28.3%    3.3%
                                  -----    -----     ----    -----     -----      -----   -----   -----
  Total Operating Expenses        66.8%    69.7%    69.6%    71.1%     12.0%      34.6%   13.9%   34.1%

  Operating income                33.2%    30.4%    30.4%    28.9%     27.9%      14.1%   22.4%    5.5%

  Non-operating income
   less expenses                   4.6%     3.3%     3.6%     3.3%     61.9%       5.3%   28.5%   11.1%
  Interest expense                 4.6%     5.0%     4.3%     5.0%      7.9%     201.9%   -1.7%  176.0%
                                  -----    -----    -----    -----     -----      -----   -----   -----
  Income before income taxes      33.2%    28.6%    29.8%    27.2%     35.4%       2.0%   27.6%   -9.7%
PAGE

                                SHENANDOAH TELECOMMUNICATIONS COMPANY
                                         AND SUBSIDIARY COMPANIES

                                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                          RELATIONSHIP TO                    PERIOD TO PERIOD
                                     TOTAL OPERATING REVENUES              INCREASE OR DECREASE
                                  Three months      Six months         Three months        Six months
                                  ended June 30     ended June 30      ended June 30      ended June 30
                                  1998      1997    1998     1997    1998-97  1997-96  1998-97  1997-96

  Provision for income taxes     11.1%      9.0%     9.8%    8.6%     42.9%    -3.1%    31.9%   -15.1%
                                 -----     -----    -----   -----     -----    -----    -----    -----
  Net income before minority
    interest                     22.1%     19.6%    20.0%   18.6%     31.9%     4.5%    25.6%    -7.0%

  Minority interest              -3.6%     -3.8%    -3.4%   -3.4%     10.1%    64.4%    14.7%    68.2%

  Net Income                     18.5%     15.8%    16.6%   15.1%     37.2%    -4.0%    28.1%   -15.6%
                                 =====     =====    =====   =====     =====    =====    =====    =====
/TABLE

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

The most significant revenues are from the telephone local exchange company accounting for 43.8% of revenue and the cellular dominated operations of the Mobile subsidiary, accounting for 26.9% of revenue during the most recent quarter. Other significant services provided are paging, personal communications services
(PCS), cable television, Internet access, long distance, and fiber facilities and towers leased to other telecommunications carriers. The Company also sells and leases equipment, mainly related to services provided. The Company also participates in emerging technologies by direct investment in non-affiliated companies.

RESULTS OF OPERATIONS

The Company's largest source of revenue continues to be for access to the Company's local exchange network by interexchange carriers. The volume for approximately two-thirds of these access revenues typically correlates with changes in minutes of use. The minutes of use during the first six months and the second quarter of 1998 increased 11.9% and 11.8% respectively from the total minutes of use in comparative periods in 1997. The revenue increased 13.2% year-to-date and 15.7% in the second quarter for the associated revenues.

Second quarter cable television revenues increased 25.3% over the second quarter of 1997. The year-to-date increase 20.9% is attributable to a rate increase effective in the fourth quarter of 1997. PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

The increase in the ShenTel Service revenues category for the second quarter of 1998 compared to 1997 was 8.9%. The year-to-date increase is 9.9%. This was due to increases in Internet Service revenues. Second quarter 1998 revenues from our Internet Service operations were up $150,643 or 71.1% compared to the second quarter of 1997. Equipment sales revenues for the second quarter decreased by $109,511 or 68.5% compared to the second quarter of 1997.

Financing lease revenues are chiefly for leases and rentals of customer premise equipment such as PBXs sold through Company subsidiaries.

The Mobile revenues are mainly comprised of revenues from cellular services. Second quarter 1998 local cellular revenues increased $210,732 or 10.2% compared to the same period in 1997. The year-to-date increase is $461,304 or 12.2%. The increase in local cellular revenues was due to an increase in the customer base. Second quarter 1998 outcollect roamer revenues increased $310,413 or 36.5% compared to the same period 1997. The year-to-date increase in outcollect revenues is $546,600 or 36.6%. Total revenues from the Cellular operation accounted for 26.7% of total Company revenues in the second quarter and 25.4% year-to-date, compared to 25.8% in the second quarter of 1997 and 24.4% for the first six months of 1997.

PCS revenues increased $458,329 or 101.4% in the second quarter compared to the second quarter of 1997. The year-to-date increase is $869,812 or 122.9%. This growth is due to the expanding customer base in our PCS markets.

Total payroll costs (including capitalized costs) in the second quarter of 1998 increased by $355,743 or 28.5% compared to the same period in 1997. The year-to-date increase is $532,104 or 20.5%.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

Cost of Goods Sold decreased 27.5% in the second quarter compared to the same period in 1997. The year-to-date decrease is 18.6%.
This is due primarily to the decrease in Shentel equipment sales.

Plant Specific expenses consist mainly of maintenance to the Company's plant in service. This expense category increased 9.2% in the second quarter compared to the second quarter of 1997. The year-to-date increase is 1.2% over the same period of 1997.

The expense category Network and Other consists primarily of network support, engineering, and leased facilities costs. This was our largest expense category in the second quarter. These costs increased 34.9% in the second quarter compared to the second quarter of 1997. The year-to-date increase is 34.2%. These increases are primarily due to increased incollect roaming costs in the cellular operation, and increases in leased facilities costs in the PCS and Internet operations due to network expansion.

Depreciation and Amortization, historically our largest expense category, was 14.0% higher in the second quarter of 1998 compared to the same period in 1997. The year-to-date increase is 14.7%, due mainly to the expansion of our fiber network and our Cable TV upgrade.

Customer operations increased 17.2% for the quarter and 18.8% year-to-date compared to the same periods in 1997. These costs are for the marketing and sales, billing, and customer service functions. As with the network and other category, customer growth in the Internet, cellular, and PCS businesses are primarily responsible for the increase.

The Other Operating Expense category consists of royalty expense paid to programming providers for the Cable Television subsidiary.

Interest expense has increased 7.9% in the second quarter compared to the second quarter of 1997.

PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company has a note with CoBank to borrow up to $25 million.
The term of the loan is for up to 15 years, with multiple interest options. The Company has borrowed $18,279,838 at July 31 against this note.

The Company has a $2 million line of credit with First Union Bank and a $5 million line of credit with CoBank. No draws have been made on these lines of credit as of July 31, 1998.

The Company budgeted capital expenditures of approximately $17,893,350 for our subsidiaries for 1998. These capital needs will be met through internally generated cash flows and the existing Rural Telephone Bank note. The loan agreement with the RTB allows for additional borrowings of approximately $3,000,000. Expenditures of these loan funds is limited to capital projects for the regulated local exchange carrier.

Based on its initial assessment, the Company has determined that significant portions of its software must be modified or replaced so that its computer systems will properly utilize dates beyond December 31, 1999. The vast majority of this software is provided by third parties. The Company has installed and is now implementing third party financial software that is Year 2000 certified, at an estimated cost of $900,000. The Company also utilizes third party software for customer care applications. These suppliers have asserted their software is presently
Year 2000 compliant or will be in late 1998. The Company estimates its remaining software will be Year 2000 compliant by June 30, 1999.
  PAGE

             SHENANDOAH TELECOMMUNICATIONS COMPANY


                             PART II


                        OTHER INFORMATION



ITEM 4.   Submission of Matters to a Vote of Security Holders

     (a) At the Annual Meeting of Shareholders of the Company held on April 21, 1998, 2,743,597 of the Company's 3,755,760 outstanding shares were present in person or by proxy and entitled to vote, which constituted a quorum.

     (b) At the Annual Meeting, the following nominees were elected:

  CLASS I DIRECTORS - To serve until the 1999 Annual Meeting
     Douglas C. Arthur
     Harold Morrison, Jr.
     Zane Neff

  CLASS II DIRECTORS - To serve until the 2000 Annual Meeting
     Noel M. Borden
     Ken L. Burch
     Grover M. Holler, Jr.

  CLASS III DIRECTORS - To serve until the 2001 Annual Meeting
     Dick D. Bowman
     Christopher E. French
     James E. Zerkel II

     (c) At the Annual Meeting the following matters were voted upon and received the vote set forth below:

          (1) Election of Directors. Provided that a quorum is present, the nominees receiving the greatest number of votes cast are elected as directors and, as a result in tabulating the vote, votes withheld have no effect upon the election of directors. Each nominee for director was elected, having received the following vote:

     Nominee                          FOR         WITHHELD

     Douglas C. Arthur             2,623,829       119,768
     Noel M. Borden                2,625,720       117,877
     Dick D. Bowman                2,624,459       119,138
     Ken L. Burch                  2,625,320       118,277
     Christopher E. French         2,626,160       117,437
     Grover M. Holler, Jr.         2,623,808       119,789
     Harold Morrison, Jr.          2,629,511       114,086
     Zane Neff                     2,718,840        24,757
     James E. Zerkel II            2,617,997       125,600

             SHENANDOAH TELECOMMUNICATIONS COMPANY


                             PART II


                        OTHER INFORMATION



          (2) Adoption of amendment to the Company's Articles of Incorporation effective as of the 1998 Annual Meeting that the Board of Directors shall be divided into three classes designated as Class I, Class II, and Class III. The term of office for one class shall expire at each annual meeting. The initial terms are staggered as indicated in section (b). The amendment was adopted, having received 2,164,644 votes for and 22,297 votes withheld, while 15,844 votes abstained.

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

                          SHENANDOAH TELECOMMUNICATIONS COMPANY
                          (Registrant)




August 13, 1998           CHRISTOPHER E. FRENCH
                          Christopher E. French
                          President



August 13, 1998           LAURENCE F. PAXTON
                          Laurence F. Paxton
                          Vice President - Finance