Form 10-Q
period 1998-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 1998-11-17
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

                          Form 10-Q


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


             For Quarter Ended September 30, 1998

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


          Class                    Outstanding at November 1, 1998
Common Stock, No Par Value                3,755,760 Shares
PAGE

                           SHENANDOAH TELECOMMUNICATIONS COMPANY
                                 AND SUBSIDIARY COMPANIES

                               PART I, FINANCIAL INFORMATION
                               ITEM I, FINANCIAL STATEMENTS
                                CONSOLIDATED BALANCE SHEETS

                                          ASSETS
                                                      (UNAUDITED)
                                                  September 30, 1998  December 31, 1997
CURRENT ASSETS
  Cash & Cash Equivalents                              $5,575,696          $5,203,521
  Certificates of Deposit                                 100,000             204,122
  Investments Held to Maturity Securities                 499,581           1,622,433
  Accounts Receivable                                   8,739,295           5,682,798
  Materials                                             3,071,400           3,968,791
  Prepaid and Other Current Assets                        448,000             507,165
  TOTAL CURRENT ASSETS                                $18,433,972         $17,188,830

NON-CURRENT ASSETS
  Investment in Available for Sale Securities         $ 2,217,397          $3,597,997
  Investment in Held-To-Maturity Securities                     0             499,581
  Other Investments                                     5,830,038           4,721,517
  TOTAL NON-CURRENT ASSETS                            $ 8,047,435          $8,819,095

PROPERTY, PLANT AND EQUIPMENT
  Plant in Service                                    $86,113,565         $74,144,956
  Plant Under Construction                              6,305,976           8,232,517
  Less Accumulated Depreciation                        28,447,665          25,313,297
  NET PROPERTY, PLANT AND EQUIPMENT                   $63,971,876         $57,064,176

OTHER ASSETS
 Cost in Excess of net assets of Business
  less Accumulated Amortization                       $ 4,982,598         $ 5,157,078
 Deferred Charges and Other Assets                        341,177             476,687
 Radio Spectrum License net of
  Accumulated Amortization                                665,367             702,036
 Deposit                                               $ 5,989,142          $ 6,335,801


TOTAL ASSETS                                          $96,442,425         $89,407,902

            See accompanying notes to consolidated financial statements.

                           SHENANDOAH TELECOMMUNICATIONS COMPANY
                                 AND SUBSIDIARY COMPANIES

                               PART I, FINANCIAL INFORMATION
                               ITEM I, FINANCIAL STATEMENTS
                                CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      (UNAUDITED)
                                                  September 30, 1998   December 31, 1997
CURRENT LIABILITIES
  Current Maturities of Long-Term Debt                 $  522,615          $  544,954
  Accounts Payable                                      3,699,585           3,743,701
  Advance Billings and Payments                           349,327             631,815
  Customers' Deposits                                     110,125              98,905
  Other Current Liabilities                             1,771,801           1,926,769
  Income Taxes Payable                                  1,027,417                   0
  Other Taxes Payable                                     439,528             153,678
  TOTAL CURRENT LIABILITIES                          $  7,920,398         $ 7,099,822

LONG TERM DEBT, LESS CURRENT MATURITIES                28,825,163          26,815,706

OTHER LIABILITIES AND DEFERRED CREDITS
  Deferred Investment Tax Credits                        $163,305          $  216,256
  Deferred Income Taxes                                 5,412,752           5,987,860
  Pension and Other                                     1,226,367             883,568
                                                        6,802,424           7,087,684

MINORITY INTERESTS                                   $  2,504,434         $ 1,894,206

STOCKHOLDERS' EQUITY
  Common Stock                                       $  4,734,377         $ 4,740,677
  Retained Earnings                                    45,293,245          40,579,090
  Unrealized Gain on available-for-sale securities        362,384           1,190,717
                                                       50,390,006          46,510,484

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $96,442,425         $89,407,902

               See accompanying notes to consolidated financial statements.
PAGE

                                SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                                   PART I, FINANCIAL INFORMATION
                                   ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                         Three months ended          Nine  months ended
                                            September 30                September 30
                                     -------------------------   ---------------------------
                                        1998           1997           1998          1997
OPERATING REVENUES
  Telephone Revenues
     Local Service                     $962,261      $928,153     $2,813,616     $2,670,093
     Access                           1,914,811     1,912,794      5,861,962      5,401,305
     Toll                                18,800         7,446         49,142         20,920
     Miscellaneous:
      Directory                         287,577       276,707        888,724        841,880
      Facility Leases                   528,230       492,197      1,525,164      1,478,567
      Billing & Collection              133,238       115,337        389,372        328,758
      Other Miscellaneous                30,174        36,953        111,398         93,280

  Total Telephone Revenues            3,875,091     3,769,587     11,639,378     10,834,803
  Cable Television Revenues             802,010       635,619      2,302,911      1,876,770
  ShenTel Service Revenues              716,104       538,855      1,816,072      1,539,376
  Leasing Revenues                        3,965         3,539         12,853         10,935
  Mobile Revenues                     2,611,213     2,238,521      7,094,584      6,192,078
  PCS Revenues                          847,990       478,586      2,425,674      1,186,458
  Long Distance Revenues                251,484       220,100        686,479        696,332
  Network Revenues                      153,733       153,733        461,200        461,200

  Total Revenues and Sales            9,261,590     8,038,540     26,439,151     22,797,952

OPERATING EXPENSES
  Cost of Products and Services Sold    418,974       486,282      1,125,201      1,353,657
  Line Costs                             89,812        97,966        299,178        291,112
  Plant Specific                        833,803       705,510      2,142,949      1,999,365
  Plant Non-Specific:
     Network & Other                  1,384,463     1,102,724      4,068,187      3,102,389
     Depreciation and Amortization    1,386,371     1,187,999      3,980,466      3,449,816
PAGE

                          SHENANDOAH TELECOMMUNICATIONS COMPANY
                                     AND SUBSIDIARY COMPANIES

                                   PART I, FINANCIAL INFORMATION
                                   ITEM I, FINANCIAL STATEMENTS
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                         Three months ended          Nine  months ended
                                            September 30                September 30
                                     -------------------------   ---------------------------
                                        1998           1997           1998          1997
OPERATING EXPENSES (Continued)
  Customer Operations                $1,271,145    $1,126,625    $ 3,683,190     $3,157,588
  Corporate Operations                  620,100       662,455      1,959,632      1,951,810
  Other Operating Expenses              225,188       179,519        653,990        523,446
  Taxes other than income               124,394       106,406        392,076        315,106

  Total Operating Expenses            6,354,250     5,655,486     18,304,869     16,144,289

  Operating income                    2,907,340     2,383,054      8,134,282      6,653,663

  Gain on Sale of Investment              2,000             0          2,000              0
  Non-operating income less expenses    965,914       427,147      1,588,681        911,977
  Interest expense                      431,429       409,832      1,162,695      1,154,001

  Income before taxes                 3,443,825     2,400,369      8,562,268      6,411,639
  Provision for income taxes          1,119,138       765,466      2,799,184      2,039,180

  Net income before minority interest 2,324,687     1,634,903      5,763,084      4,372,459
  Minority interest                    (373,223)     (307,234)      (955,229)      (814,841)


  Net Income                         $1,951,464    $1,327,669     $4,807,855     $3,557,618

EARNINGS PER SHARE
  Weighted Average Common
  Shares Outstanding                  3,755,760     3,760,760      3,756,602      3,760,760

  Net Earnings per Share                  $0.52         $0.35          $1.28          $0.95

            See accompanying notes to consolidated financial statements.
                           SHENANDOAH TELECOMMUNICATIONS COMPANY

                                 AND SUBSIDIARY COMPANIES

                               PART I, FINANCIAL INFORMATION
                               ITEM I, FINANCIAL STATEMENTS
                           CONSOLIDATED STATEMENTS OF CASH FLOW
                                        (UNAUDITED)


                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                         1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES


  Net Income                                           $4,807,855    $3,557,618

Adjustments to reconcile net income
to net cash provided by operating
activities:
 Depreciation and Amortization                         $3,980,466    $3,449,816
 Deferred taxes                                           (22,841)      (22,885)
 Gain on Sale of Equity Investments                             0       (31,103)
 Investments (gains)/losses                            (1,333,463)     (504,914)
 Minority share of income                                 610,228       219,841
 Other                                                    258,227       (38,405)
 Decrease/(increase) in
  Accounts receivable                                 (3,056,497)   (1,332,717)
  Material                                                897,391    (1,011,027)
 Increase/(decrease)in
  Accounts payable                                        (44,116)     (244,960)
  Income taxes payable                                  1,027,417       866,367
  Deferrals & accruals                                    261,578       595,464
 Net cash provided by operating activities              7,386,245     5,503,095








PAGE

                           SHENANDOAH TELECOMMUNICATIONS COMPANY
                                 AND SUBSIDIARY COMPANIES

                               PART I, FINANCIAL INFORMATION
                               ITEM I, FINANCIAL STATEMENTS
                           CONSOLIDATED STATEMENTS OF CASH FLOW
                                        (UNAUDITED)

                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                         1998          1997

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Property & Equipment                    ($10,745,522)   (7,085,725)
 FCC Deposit Refund                                             0       953,400
 Purchase of Investment Securities                     (1,037,263)   (1,648,658)
 Maturities of Certificates of Deposit                    104,122       938,060
 Maturity of Investment Securities                      1,622,433     2,186,646
 Cash flows from Securities                             1,155,042        25,954

Net Cash Used In Investing Activities                  (8,901,188)   (4,630,323)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long term debt                        $  2,405,500   $ 1,704,400
 Stock Redemption                                       (100,000)             0
 Principal payments on long term debt                   (418,382)     (413,326)
Net cash provided by financing activities               1,887,118     1,291,074

NET INCREASE IN CASH                                   $  372,175    $2,163,846
CASH AND CASH EQUIVALENTS:
 Beginning                                              5,203,521     3,763,468
 Ending                                               $ 5,575,696   $ 5,927,314


               See accompanying notes to consolidated financial statements.
PAGE

              SHENANDOAH TELECOMMUNICATIONS COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Shenandoah Telecommunications
      Company's financial position as of September 30, 1998 and the results of operations and for the three and nine month periods ended September
      30,1998 and 1997, and cash flows for the nine month periods ended
      September 30, 1998 and 1997.

      While the Company believes that the disclosures presented are adequate, to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's annual report in Form 10-K.

2. The basic and diluted results of operations for the nine month period ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

3. The earnings per common share were computed on the weighted average number of shares outstanding. The company has stock options outstanding, which are not dilutive, therefore basic and diluted earnings per share are the same.

4. Comprehensive income includes net income along with losses on the Company's available-for-sale investments.

                        Three Months Ended               Nine Months Ended
                           September 30                     September 30

                         1998          1997              1998         1997

Net Income            $1,951,464    $1,327,669        $4,807,855   $3,557,618
Net Unrealized
 Gains and Losses     (1,257,159)      790,614          (828,333)     537,078

Comprehensive
 Income               $  694,305    $2,118,283        $3,979,522   $4,094,696

5. In April 1998, the Board approved renewing a $2 million line of credit with First Union Bank, and in July 1998 the Board approved renewing a $5 million line of with CoBank. The First Union line of credit matures in May 1999, with a variable of Libor + 1.25%. Interest due is payable monthly with any unpaid principal balance due at maturity. The CoBank line of credit matures in August 1999. There are three interest rate options, a weekly variable rate quoted by CoBank, a fixed rate quoted by CoBank for such periods as may be agreeable to CoBank, or Libor + 1.25%.
      Interest s payable monthly with any unpaid principal balance due at maturity. No draws have been made on these lines of credit.



                               SHENANDOAH TELECOMMUNICATIONS COMPANY
                                         AND SUBSIDIARY COMPANIES

                                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Summary
          The following tables set forth, for the periods indicated, the percentages which certain items reflected in the financial data bear to total operating revenues and the percentage increase of such items as compared to the indicated prior period:

                                         RELATIONSHIP TO                     PERIOD TO PERIOD
                                     TOTAL OPERATING REVENUES              INCREASE OR DECREASE
                                  Three months       Nine months         Three months      Nine months
                              ended September 30  ended September 30       ended September 30     ended
September 30
                                 1998    1997      1998      1997    1998-97   1997-96  1998-97 1997-96
OPERATING REVENUES
  Telephone Revenues
     Local Service               10.40%   11.60%   10.60%   11.70%     3.70%     12.40%    5.40%   10.00%
     Access                      20.70%   23.80%   22.20%   23.70%     0.10%      7.20%    8.50%    2.80%
     Toll                         0.20%    0.10%    0.20%    0.10%   152.50%    -15.40%  134.90%   19.10%
     Miscellaneous:
      Directory                   3.10%    3.40%    3.40%    3.70%     3.90%     -2.40%    5.60%   -2.50%
      Facility Leases             5.70%    6.10%    5.80%    6.50%     7.30%      6.40%    3.20%    9.70%
      Billing & Collection        1.40%    1.40%    1.50%    1.40%    15.50%      6.70%   18.40%   -0.70%
      Other Miscellaneous         0.30%    0.50%    0.40%    0.40%   -18.30%     51.90%   19.40%   21.80%

  Total Telephone Revenues       41.80%   46.90%   44.00%   47.50%     2.80%      7.80%    7.40%    5.00%
  Cable Television Revenues       8.70%    7.90%    8.70%    8.20%    26.20%    187.10%   22.70%  182.90%
  ShenTel Service Revenues        7.70%    6.70%    6.90%    6.80%    32.90%      5.40%   18.00%   19.70%
  Leasing Revenues                0.00%    0.00%    0.10%    0.10%    12.00%    -24.30%   17.50%  -24.30%
  Mobile Revenues                28.20%   27.90%   26.80%   27.20%    16.70%     18.50%   14.60%   25.60%
  PCS Revenues                    9.20%    6.00%    9.20%    5.20%    77.20%    536.10%   104.50% 961.60%
  Long Distance Revenues          2.70%    2.70%    2.60%    3.10%    14.30%    -16.30%   -1.40%  -12.60%
  Network Revenues                1.70%    1.90%    1.70%    2.00%     0.00%     14.90%    0.00%   20.90%
                                 -----    -----    -----    -----     -----      -----    -----    -----
  Total Revenues and Sales      100.00%  100.00%  100.00%  100.00%    15.20%     23.30%   16.00%   24.00%


                                   SHENANDOAH TELECOMMUNICATIONS COMPANY
                                         AND SUBSIDIARY COMPANIES

                                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                         RELATIONSHIP TO                     PERIOD TO PERIOD
                                     TOTAL OPERATING REVENUES              INCREASE OR DECREASE
                                  Three months      Nine months         Three months       Nine months
                                  ended SEPT 30    ended SEPT 30       ended SEPT 30     ended SEPT 30
                                  1998    1997      1998      1997    1998-97   1997-96  1998-97 1997-96
OPERATING EXPENSES
  Cost of Products and
   Services Sold                  4.50%    6.10%    4.30%    5.90%  -13.80%       3.10%  -16.90%   36.10%
  Line Costs                      1.00%    1.20%    1.10%    1.30%   -8.30%       2.80%    2.80%   -9.20%
  Plant Specific                  9.00%    8.80%    8.10%    8.80%   18.20%      11.40%    7.20%   20.50%
  Plant Non-Specific:
    Network & Other              15.00%   13.70%   15.40%   13.60%   25.60%      22.30%   31.10%   31.20%
    Depreciation                 15.00%   14.80%   15.10%   15.10%   16.70%      37.90%   15.40%   39.10%
   Customer Operations           13.07%   14.00%   13.90%   13.90%   12.80%      33.80%   16.70%   29.60%
  Corporate Operations            6.70%    8.20%    7.40%    8.60%   -6.40%      12.60%    0.40%   17.30%
  Other Operating Expenses        2.40%    2.20%    2.50%    2.30%   25.40%     259.80%   24.90%  264.30%
  Taxes other than income         1.30%    1.30%    1.50%    1.40%   16.90%      14.10%   24.40%    6.70%
                                 -----    -----     ----    -----     -----      -----    -----   ------
  Total Operating Expenses       68.60%   70.40%   69.20%   70.80%    12.40%     24.70%   13.40%   30.60%

  Operating income               31.40%   29.70%   30.80%   29.20%    22.00%     20.20%   22.30%   10.30%

  Gain on Sale of Investment
  Non-operating income
   less expenses                 10.40%    5.30%    6.00%    4.00%   126.10%     16.10%   74.20%   13.40%
  Interest expense                4.70%    5.10%    4.40%    5.10%     5.30%    140.80%    0.80%  162.40%
                                 -----    -----    -----    -----    ------      -----   ------    -----
  Income before income taxes     37.20%   29.90%   32.40%   28.10%   43.50%     10.10%    33.50%   -3.20%
PAGE

                                   SHENANDOAH TELECOMMUNICATIONS COMPANY
                                         AND SUBSIDIARY COMPANIES

                                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                          RELATIONSHIP TO                    PERIOD TO PERIOD
                                     TOTAL OPERATING REVENUES              INCREASE OR DECREASE
                                  Three months      Nine months         Three months      Nine months
                                  ended June 30     ended June 30      ended June 30     ended June 30
                                  1998      1997    1998     1997    1998-97   1997-96  1998-97 1997-96

  Provision for income taxes     12.10%    9.50%   10.60%    8.90%    46.20%      4.10%  37.30%   -8.80%
                                 -----    -----    -----    -----     -----      -----   -----    -----
  Net income before minority
    interest                     25.10%   20.30%   21.80%   19.20%    42.20%     13.10%  31.80%   -0.40%

  Minority interest              -4.00%   -3.80%   -3.60%   -3.60%    21.50%     63.10%  17.20%   66.20%

  Net Income                     21.10%   16.50%   18.20%   15.60%    47.00%      5.60%  35.10%   -8.70%
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

The most significant revenue contributors are the regulated telephone local exchange company accounting for 41.8% of revenue and the cellular dominated operations of the Mobile subsidiary, accounting for 28.2% of revenue during the most recent quarter. Other significant services provided are paging, personal communications services (PCS), cable television, Internet access, long distance, and fiber facilities and towers leased to other telecommunications carriers. The Company also sells and leases equipment, mainly related to services provided. The Company also participates in emerging technologies by direct investment in non-affiliated companies.


RESULTS OF OPERATIONS

The regulated telephone subsidiary's largest source of revenue continues to be for access to the local exchange network by interexchange carriers. The volume for approximately two-thirds of these access revenues typically tracks with changes in minutes of use. The minutes of use during the first nine months and the third quarter of 1998 increased 10.4% and 7.6% respectively from the total minutes of use in comparative periods in 1998. The revenue increased 8.5% year-to-date and .1% in the third quarter for the associated revenues. Price reductions effective July 1 impacted the third quarter.

Third quarter cable television revenues increased 26.2% over the third quarter of 1997. The year-to-date increase of 22.7% is primarily attributable to a rate increase effective in the fourth quarter of 1997. Customer growth slowed to 2.2%, due in part to the rate increase.

                     SHENANDOAH TELECOMMUNICATIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

The increase in the ShenTel Service revenues category for the third quarter of 1998 compared to 1997 was 32.9%. The year-to-date increase is 18.0%. This was due to increases in Internet Service revenues. Third quarter 1998 revenues from our Internet operations were up $159,069 or 65.5% compared to the third quarter of 1997.

Financing lease revenues are chiefly for leases and rentals of customer premise equipment such as PBXs sold through Company subsidiaries.

The Mobile revenues are mainly comprised of revenues from cellular services.
Third quarter 1998 local cellular revenues increased $185,363 or 18.8%. The increase in local cellular revenues was due to an increase in the customer base. Third quarter 1998 outcollect roamer revenues increased $151,526 or 12.8% compared to the same period in 1997 because of increased roamer activity. The year-to-date increase in out-collect revenues is $203,996 or 6.3%. Industry-wide competitive pressures are resulting in decreased roamer rates.

Total revenues from the Cellular operation accounted for 26.8% of total
Company revenues in the third quarter and 25.4% year-to-date, compared to 26.6% in the third quarter of 1997 and 25.9% for the first nine months of 1997.

PCS revenues increased $369,404 or 77.2% in the third quarter compared to the third quarter of 1997. The year-to-date increase is $1,239,216 or 104.5%.
This growth is due to the expanding customer base in our PCS markets.

                     SHENANDOAH TELECOMMUNICATIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

Cost of Goods Sold decreased 13.8% in the third quarter compared to the same period in 1997. The year-to-date decrease is 16.9%. This is due primarily to a decrease in Shentel equipment sales.

Plant Specific expenses consist mainly of maintenance to the Company's plant in service. This expense category increased 18.2% in the third quarter compared to the third quarter of 1997. The year-to-date increase is 7.2% over the same period of 1997. The increased maintenance and operating costs are due to the recent additions in our fixed facilities that support our expanding fiber, cable, and PCS operations.

The expense category Network and Other consists primarily of network support, engineering, and leased facilities costs. These costs increased 25.6% in the third quarter compared to the third quarter of 1997. The year-to-date increase is 31.1%. These increases are primarily due to increased incollect roaming costs in the cellular operation, and increases in leased facilities costs in the PCS and Internet operations due to network expansion.

Depreciation and Amortization, our largest expense category, was 16.7% higher in the third quarter of 1998 compared to the same period in 1997. The year-to-date increase is 15.4%, due mainly to the expansion of our fiber network and Cable TV upgrade.

Customer operation increased 12.8% for the quarter and 16.7% year-to-date compared to the same periods in 1997. These costs are for the marketing and sales, billing, and customer service functions. As with the network and other category, customer growth in the Internet, cellular, and PCS businesses are primarily responsible for the increase.

The Other Operating Expense category consists of royalty expense paid to programming providers for the Cable Television subsidiary.  Royalty expense has increased $130,457 or 24.9% over the first nine months of 1997.  This increase is primarily the result of additional channels being added to our
basic service.
                     SHENANDOAH TELECOMMUNICATIONS COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)
Non-operating income increased 126.1% in the third quarter of 1998 as compared to 1997 and 74.2% for the nine-month period. This increase is due to an increase in non-operating income from the company's investments which increased $728,973 or 120.2% over the first nine months of 1997.

Interest expense has increased 5.3% in the third quarter compared to the third quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company has a credit facility with CoBank to borrow up to $25 million.
The agreement is 15 years, with multiple interest and term options.  The
Company has borrowed approximately $18 million against this note.

The Company has a $2 million line of credit with First Union Bank and a $5 million line of credit with CoBank. No draws have been made on these lines of credit.

The Company budgeted capital expenditures of approximately $18 million for our subsidiaries for 1998. These capital needs will be met through internally generated cash flows, the existing Rural Telephone Bank note, and the CoBank credit facility. The $9 million loan agreement with the RTB allows for additional borrowings of approximately $3,000,000. Expenditures of the Rural
Telephone Bank loan funds is limited to capital projects for the regulated local exchange carrier.


YEAR 2000 ISSUE

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Some computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in the Company's operation. The Company has developed a four-phase program for Y2K information systems compliance.

Phase I (Identification and planning):

In this Phase, which was started in 1997 and essentially complete in mid-1998, the Company identified those systems with which the Company has its largest exposure to Y2K issues. The Company performed an inventory of all known services and computer products in its operation. The Company identified that software provided by third parties was its' most vulnerable link to the Y2K event. This included switching, end user billing, carrier access billing, and financial accounting software. The Company further identified that it has one mainframe and approximately 75 individual microcomputers with operating systems that may or may not be vulnerable.

Phase II (Select and implement solutions):

In this Phase, the Company has taken steps to test and install Y2K releases that are part of the normal process of installing new releases with service enhancements, as well as replacing obsolete hardware that was not meeting our organization's needs. Y2K versions of switching software have either been received and are currently being tested, or are scheduled for delivery in the first quarter of 1999. A Y2K release of the end user billing software should be available for testing in late 1998. The remainder of the work is scheduled for completion by mid-1999.

Phase III (Configure and test improved software):

In this Phase, the Company has taken steps to replace obsolete software systems that were not meeting our organizaiton's needs, and/or would not have been functional in the Year 2000. Training and testing of the financial accounting software began in the first half of 1998, and the critical functions are expected to be operational in January 1999. less critical functions in this software should be operational by mid-1999. Testing of new carrier access billing software will begin in December 1998, and is scheduled to be operational in February 1999.

Phase IV (Utilization and monitoring):

With the majority of the required hardware and software changes occurring before the end of march 1999, the Company will be utilizing the changes in a production setting. This approach minimizes disruption to current operations and provides a basis for ongoing testing and monitoring. Contingency plans, if deemed necessary, will be developed in the first half of 1999.

With this four-phase program, the Company believes that its non-routing expense will be minimal in making its core operations Y2K compliant. The
Company has also reviewed other third-party relationships that could affect its operation. Most relationships are with large interexchange carriers and suppliers who state that they are or will be Y2K compliant.
                     SHENANDOAH TELECOMMUNICATIONS COMPANY


                             PART II


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

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                      (Registrant)




November 16, 1998       CHRISTOPHER E. FRENCH
                       Christopher E. French
                       President



November 16, 1998       LAURENCE F. PAXTON
                       Laurence F. Paxton
                       Vice President - Finance



