Form 10-K
period 1998-12-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 1999-04-01
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1998
                           Commission File No.: 0-9881

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)


      VIRGINIA                                                   54-1162807
      --------                                                   ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

                    124 South Main Street, Edinburg, VA 22824
           (Address of principal executive office, including zip code)

       Registrant's telephone number, including area code: (540) 984-4141

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1999. $72,775,301. (In determining this figure, the registrant has assumed that all of its officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.) The Company's stock is not listed on any national exchange nor NASDAQ; therefore, the value of the Company's stock has been determined based upon the average of the prices of transactions in the Company's stock that were reported to the Company during the year.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      CLASS                                        OUTSTANDING AT MARCH 1, 1999
Common Stock, No Par Value                                   3,755,760

                       Documents Incorporated by Reference
               1998 Annual Report to Security Holders Parts II, IV
                      Proxy Statement, Dated March 26, 1999 Parts III
                            EXHIBIT INDEX PAGES 7 -8

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

13.         Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                                         6-7

                                     PART I


ITEM 1.     BUSINESS

            Shenandoah Telecommunications Company is a diversified telecommunications holding company providing both regulated and unregulated telecommunications services through its eight wholly-owned subsidiaries. The Company's business strategy is to provide integrated, full service telecommunications products and services in the Northern Shenandoah Valley and surrounding areas. This geographic area includes the four-state region from Harrisonburg, Virginia to Chambersburg, Pennsylvania, and on a limited basis into Northern Virginia. Our fiber network, consisting of 4,778 fiber miles, is a state-of-the-art electronic backbone utilized for many of our services. The main lines of this network cover 146 miles on the Interstate-81 corridor and 62 miles on the Interstate-66 corridor. The Company has also submitted an application for authority to offer competitive local exchange services in portions of the state that are outside of our present telephone service area. The Company has approximately 170 employees. The Company operates nine reporting segments based on the products and services provided by the parent company and the operating subsidiaries. There are minimal seasonal variations in the Company's operations.

            The Company holds licenses for personal communications services, and as managing partner of the VA 10 RSA partnerships controls a cellular license, all in the Northern Shenandoah Valley of Virginia. The company also holds paging and other radio telecommunications licenses.

            Shenandoah Telecommunications Company

            The Holding Company invests in both affiliated and non-affiliated companies. The Company's largest investments in non-affiliated companies are Loral Space and Communications Limited (Loral), Concept Five Technologies, and South Atlantic Venture Fund III (SAVF
            III), and South Atlantic Private Equity IV LP (SAPE IV). Loral is a publicly traded corporation offering satellite communications. Concept Five Technologies is a startup company developing security software for electronic financial transactions. SAVF III and SAPE IV are venture capitalist funds that generally invest in startup telecommunications companies.

            Shenandoah Telephone Company

            This subsidiary provides both regulated and non-regulated telephone services to approximately 22,000 customers, primarily in Shenandoah County and small service areas in Rockingham, Frederick, and Warren counties in Virginia. Its largest source of revenue is for access to the local exchange network by interexchange carriers. In addition, this subsidiary offers facility leases of fiber optic capacity in Frederick, Rockingham, and Shenandoah Counties, and along the Interstate-66 corridor into Herndon, Virginia. The Telephone subsidiary has a 20 percent ownership in ValleyNet, which is a partnership offering network facilities in western, central, and northern Virginia, as well as the Interstate 81 corridor through West Virginia, and Maryland, terminating in Carlisle, Pennsylvania. The Company has one customer that accounts for greater than 10% of its revenue, primarily consisting of carrier access charges for long distance service as referenced in Note 8 to the Consolidated Financial Statements.

            Shenandoah Cable Television Company

            This subsidiary provides coaxial-based cable television service to approximately 8,500 customers in Shenandoah County. On September 30, 1996, the Company purchased the Shenandoah County cable television assets of FrontierVision Operating Partners LP, more than doubling the then existing Cable Television customer base. In 1997, the rebuild and expansion of this wireline system to a state-of-the art hybrid fiber coaxial network was initiated. The upgrade to 750 megahertz provides better signal quality, expands the number of channels, and provides the infrastructure for future offerings of broadband services.

            ShenTel Service Company (ShenTel)

            ShenTel Service Company sells and services telecommunications equipment and provides Internet access to customers in the Northern Shenandoah Valley. The Internet service, established in late 1994, now represents over 54% of this subsidiary's total revenues. During 1998, work was completed on upgrading all of our modems to the v.90 standard, the latest available for dial-up access.

            Shenandoah Valley Leasing Company

            This subsidiary finances purchases of telecommunications equipment to customers of the other subsidiaries, particularly ShenTel Service Company.

            Shenandoah Mobile Company

            Shenandoah Mobile Company provides paging and mobile telephone service throughout the Virginia portion of the Northern Shenandoah Valley. This subsidiary also provides tower services along the Interstate-81 corridor from Chambersburg, Pennsylvania to Harrisonburg, Virginia, as well as the western most portions of the Intersate-66 corridor in Virginia. The towers are typically located where multiple wireless services can be jointly offered. Shenandoah Mobile Company is the managing partner and 66% owner of the Virginia 10 RSA Limited Partnerships, which provide cellular service in the Northern Shenandoah Valley of Virginia. The cellular service is marketed under the Shenandoah Cellular name through retail stores in Winchester and Front Royal, Virginia.

            Shenandoah Long Distance Company

            This subsidiary principally offers long distance service for calls placed to locations outside the regulated telephone service area. This operation purchases switching and billing and collection services from the telephone subsidiary.

            Shenandoah Network Company

            This subsidiary operates the Maryland and West Virginia portions of our fiber optic network in the Interstate-81 corridor. In conjunction with the telephone subsidiary, Shenandoah Network Company is associated with the ValleyNet fiber network.

            Shenandoah Personal Communications Company

            This  subsidiary  began offering  personal  communications  services
            (PCS) the next generation of wireless telephone and data service, in 1996. The service is offered from Chambersburg, Pennsylvania to Harrisonburg, Virginia under an agreement with American Personal Communications (APC) for the western part of the Washington/Baltimore metropolitan trading area. The service is marketed under the Sprint SpectrumSM name to a potential customer base of 750,000. Retail stores are operated in Hagerstown, Maryland; Winchester, Virginia; and Harrisonburg, Virginia.

            Additional detail on the operating segments is referenced in Note 2 of the 1998 Annual Report.

            The registrant does not engage in operations in foreign countries.

            Working capital practices and competitive conditions are discussed in Management Discussion and Analysis of the Consolidated Financial Statements.

            The Company has no research and development expenses.

            This Annual Report contains forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to changes in the interest rate environment; management's business strategy; national, regional, and local market conditions; and legislative and regulatory conditions. Readers should not place undue reliance on forward-looking statements which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances.

ITEM 2.     PROPERTIES

            The Company owns a 24,000 square foot building in Edinburg, Virginia that houses the corporate headquarters and the main telecommunications equipment. A separate 10,000 square foot building in Edinburg, Virginia is used for customer services and retail sales. The Company also owns eight telephone exchange buildings that are located in the major towns and some of the rural communities, serving the regulated service area. These buildings contain switching and fiber optic equipment and associated local exchange telecommunications equipment. The Company owns a 6,000 square foot service building outside of the town limits of Edinburg, Virginia. The Company owns a 10,000 square foot retail store in Winchester, Virginia. The Company has fiber optic hubs or points of presence in Hagerstown, Maryland; Harrisonburg, Herndon, Stephens City, Weyers Cave, and Winchester, Virginia; and Martinsburg, West Virginia. The buildings are a mixture of owned on leased land, leased space, and leasehold improvements. The majority of the identified properties are of masonry construction, are suitable to their existing use, and are in adequate condition to meet the foreseeable future needs of the organization. The Company also leases retail space in Harrisonburg and Front Royal, Virginia and Hagerstown, Maryland.

ITEM 3.     LEGAL PROCEEDINGS

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of security holders for the three months ended December 31, 1998.

            EXECUTIVE OFFICERS

        Name                   Title                        Age Date In Position
Christopher E. French          President                    41   April 1988
David E. Ferguson              Vice President of Customer   52   November 1982
                               Service
Laurence F. Paxton             Vice President of Finance    46   June 1991
William L. Pirtle              Vice President of PCS        39   November 1992

                                     PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

            (a)   Common stock price ranges are incorporated by reference -

                  1998 Annual Report to Security Holders
                  Market Information - Inside Front Cover

            (b) Number of equity security holders are incorporated by reference -

                  1998 Annual Report to Security Holders
                  Five-Year Summary of Selected Financial Data - Page  24

            (c) Frequency and amount of cash dividends are incorporated by reference -

                  1998 Annual Report to Security Holders
                  Market and Dividend Information - Inside Front Cover

                  Additionally, the terms of a mortgage agreement require the maintenance of defined amounts of the subsidiary's equity and working capital after payment of dividends. Accordingly, approximately $3,067,000 of retained earnings was available for payment of dividends at December 31, 1998.

                  For additional information, see Note 4 in the Consolidated Financial Statements of the 1998 Annual Report to Security Holders, which is incorporated as a part of this report.

ITEM 6.           SELECTED FINANCIAL DATA

                  Five-Year Summary of Selected Financial Data is incorporate by reference -

                  1998 Annual Report to Security Holders
                  Five-Year Summary of Selected Financial Data  - Page  24

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Results of operations, liquidity, and capital resources are incorporated by reference -

                  1998 Annual Report to Security Holders
                  Management's Discussion and Analysis of Financial Condition and Results of Operations - Pages 21`-23

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Consolidated financial statements included in the 1998 Annual Report to Security Holders are incorporated by reference as identified in Part IV, Item 14, on Pages 6-21


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Information concerning directors and executive officers is incorporated by reference -

                  Proxy Statement, Dated March 26, 1999  -  Pages 2 - 6


ITEM 11.          EXECUTIVE COMPENSATION


                  by reference -

                  Proxy Statement, Dated March 26, 1999  -  Pages 5 - 6


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                  (a) No person, director or officer owned over 5 percent of the common stock as of March 1, 1999.

                  (b) Security ownership by management is incorporated by reference -

                        Proxy Statement, Dated March 26, 1999
                        Stock Ownership - Page  3

                  (c)   Contractual arrangements -

                        The Company knows of no contractual arrangements which may, at a subsequent date, result in change of control of the Company.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  There are no relationships or transactions to disclose other than services provided by Directors which are incorporated by reference -

                  Proxy Statement, Dated March 26, 1999
                  Directors - Page  3

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K

            A.    Document List

                  The following documents are filed as part of this Form 10-K. Financial statements are incorporated by reference and are found on the pages noted.

                                                                  Page Reference
                                                                  Annual Report
            1.    Financial Statements

                  The following consolidated financial statements of Shenandoah Telecommunications are included in Part II, Item 8

                  Auditor's Report 1998, 1997, and 1996
                     Financial Statements                                     21

                  Consolidated Balance Sheets at
                    December 31, 1998, 1997, and 1996                        6&7

                  Consolidated Statements of Income for
                  the Years Ended December 31, 1998,
                      1997, and 1996                                           8

                  Consolidated Statement of Changes in
                  Stockholders' Earnings Equity
                      Years Ended December 31, 1998, 1997, and 1996            9

                  Consolidated Statements of Cash Flow
                  for the Years Ended December 31, 1998,
                     1997, and 1996                                           10

                   Notes to Consolidated Financial Statements              11-20

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


            3.    Exhibits

                  Exhibit No.

                  13.   Annual Report to Security Holders -
                        Filed Herewith

                  20.   Proxy Statement, prepared by Registrant
                        for 1999 Annual Stockholders Meeting -

                  21.   List of Subsidiaries -
                        Filed Herewith

                  23.   Consent of McGladrey & Pullen, LLP

                  27.   Financial Data Schedule


            B.    Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SHENANDOAH TELECOMMUNICATIONS COMPANY


March 30, 1999                By  /s/ CHRISTOPHER E. FRENCH
                        Christopher E. French, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              President & Chief Executive
/s/ CHRISTOPHER E. FRENCH     Officer                             March 30, 1999
Christopher E. French

/s/ LAURENCE F. PAXTON        Principal Financial                 March 30, 1999
Laurence F. Paxton            Accounting Officer

/s/ DICK D. BOWMAN            Treasurer & Director                March 30, 1999
Dick D. Bowman

/s/ DOUGLAS C. ARTHUR         Director                            March 30, 1999
Douglas C. Arthur

/s/ KEN L. BURCH              Director                            March 30, 1999
Ken L. Burch

/s/ HAROLD MORRISON, Jr.      Director                            March 30, 1999
Harold Morrison, Jr.

/s/ NOEL M. BORDEN            Director                            March 30, 1999
Noel M. Borden

/s/ JAMES E. ZERKEL II        Director                            March 30, 1999
James E. Zerkel II

Stockholder Information

OUR BUSINESS
Shenandoah Telecommunications Company is a holding company which provides various telecommunications services through its operating subsidiaries. These services include: telephone service, primarily in Shenandoah County and small service areas in Rockingham, Frederick, and Warren counties, all in Virginia; cable television service in Shenandoah County; unregulated communications equipment and services; Internet access; financing of purchases of telecommunications facilities and equipment; paging, mobile telephone, and cellular telephone services in the Northern Shenandoah Valley; resale of long distance services; operation and maintenance of an interstate fiber optic network; and building and operating a personal communications network in the four-state region from Chambersburg, Pennsylvania to Harrisonburg, Virginia.

ANNUAL MEETING
   The Board of Directors extends an invitation to all stockholders to attend the Annual Meeting of Stockholders. The meeting will be held Tuesday, April 20, 1999, at 11:00 a.m. in the Social Hall of the Edinburg Fire Department, Stoney Creek Boulevard, Edinburg, Virginia. Notice of the Annual Meeting, Proxy Statement, and Proxy were mailed to each stockholder on or about March 26, 1999.

FORM 10-K
   The company's annual report on form 10-k filed with the securities and exchange commission is available to stockholders, without charge, upon request
to  mr.   Laurence   f.   Paxton,   vice   president   -   finance,   shenandoah
telecommunications company, p. O. Box 459, edinburg, va 22824.

INDEPENDENT AUDITOR
McGladrey & Pullen, LLP 1051 East Cary Street Richmond, VA  23219

CORPORATE HEADQUARTERS
Shenandoah Telecommunications Company
124 South Main Street
Edinburg, VA 22824

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

                 1997
----------------------------------------

            No.      No.
 Quarter    Trans.  Shares   High     Low
  1st           90   7,614 $30.00  $20.00
  2nd          221  18,124  25.00   19.00
  3rd          223  16,357  25.00   18.00
  4th           36   3,380  25.00   17.00

Weighted average price per        $20.59
share -
Annual cash dividend per             .43
share -


                 1998
----------------------------------------

            No.      No.
 Quarter    Trans.  Shares   High     Low
  1st           58  16,948 $26.50  $18.00
  2nd           87  11,779  25.00   18.00
  3rd           21   2,591  24.75   18.00
  4th           88  14,726  25.00   18.75

Weighted average price per        $19.94
share -
Annual cash dividend per             .51
share -


STOCKHOLDERS' QUESTIONS AND STOCK TRANSFERS - CALL (540) 984-5200 Transfer Agent
- Common Stock Shenandoah Telecommunications Company
P.O. Box 459
Edinburg, VA 22824

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

                                                      Letter to the Stockholders
                                                                  March 26, 1999

Dear Stockholder:                                     [GRAPHIC APPEARS HERE]

      Your Company had an excellent year in 1998. Our financial performance was very strong as we achieved net income of $1.49 per share, basic and diluted, compared to $1.19 in 1997, an increase of 25 percent. Net income was $5.6 million, compared to $4.5 million in the previous year. In 1998, our revenues grew to $35.6 million, compared to $31.0 million in 1997, an increase of 14.9 percent. The Board of Directors declared a cash dividend of 51 cents per share, which was paid on December 1, 1998 to stockholders of record as of November 13, 1998. The $1.9 million total dividend was a cash payout to stockholders of 34.2 percent of the Company's net income and represented an 18.6 percent increase over the 1997 dividend.
      In addition to the improved financial performance, the quality of service provided to our customers, as measured by our trouble index, improved to 1.41 from 1997's index of 1.59 troubles reported per 100 customers. This improvement is in large part due to the significant investment we have made to upgrade our CATV system; our continued deployment of fiber optic technology in our local network facilities; and, our ongoing efforts to correct any deficiencies in our facilities or services.

Telephone and Mobile Subsidiaries Lead Growth in Net Income
   Both our Telephone and Mobile subsidiaries had solid increases in net income. Our PCS, ShenTel, and CATV subsidiaries all reduced their losses from the previous year but have not yet reached profitability. Our PCS operation's loss was reduced by $578,000, from 1997's loss of $2.5 million. While this was a good improvement, much more will be needed before we will have this line of business at breakeven or profitable levels. We are continuing our efforts to reduce our operating costs for this business while maintaining the quality of service that our customers expect from our organization, and that we expect of ourselves.

Internet Business Fastest Growing
ShenTel Service Company's Internet business continued its strong growth, with revenues increasing over 64 percent. Our Internet customer base grew 56 percent, and Internet revenues now represent over 54 percent of this subsidiary's total revenues. We are also finding that in addition to the rapid growth in customers, the usage patterns of our customers are also changing. Our customers are increasingly spending longer periods of time on the "Net", and are connecting more frequently than in the past.

[GRAPHIC APPEARS HERE]
[CAPTION]James Wellard inspects state-of-the-art modem pool used by ShenTel Internet
      The Company has continued to invest heavily in this business and the network needed to support this rapidly growing customer base. During 1998, work was completed on upgrading all of our modems to the v.90 standard, the latest available for dial-up access, and the Company continued to add additional modem capacity. Expanding demand for this service has created some growing pains, particularly in our ability to obtain additional trunking capacity from some of the other network providers we must depend on in parts of our Internet service area.
      Along with the additions to our modem and trunking capacity, we have recently replaced our mail server with a new redundant system, which has many features to enhance reliability. The server and its associated disk array are specifically designed to be extremely reliable, and to perform well in the most demanding environments.
      When we started our Internet business in September of 1994, one of our objectives was to offer a service which approached the levels of reliability that we had achieved with our telephone service, and which we believed our customers would demand. The rate at which we are adding customers, and the rate at which customers are increasing their time on-line, indicates that we are making progress toward this goal.

CATV Service Improved
   Our CATV operation had another loss for the year, primarily due to the pressures on expenses from increased programming and royalty fees, as well as increased depreciation and interest expenses to support our ongoing system upgrades.
   In 1998 over $2.2 million was spent on a major upgrade to a portion of our cable system. Because of this significant investment, there has been a drastic reduction in the number of customer complaints on picture quality and service outages. By the end of 1999, our plans are to complete this upgrade throughout the entire system. With this upgrade, and through the extensive use of our fiber optic network, we will be able to offer additional enhanced services, such as pay-per-view and multiple music audio channels.
   In addition to these investments to provide a state-of-the-art cable television system, we are faced with increased operating costs. In order to provide better service, more channels, more original programming, and keep pace with the cost of doing business, we will again have to adjust our service rates. When compared to the cost of cable service in the surrounding communities and other entertainment options, our offerings are still a great value for our customer's entertainment dollars. To give our customers the option to reduce their cable television cost if they do not wish to take advantage of all of the programming that is available, we have introduced a new Economy Service Plan. The new plan offers 12 channels of programming, including all of the major networks.

[GRAPHIC APPEARS HERE]
[CAPTION]Company Participates in Development of Advanced Traveler Information System

      While most of our efforts during 1998 were focused on growing and improving our present businesses, we also began to build the foundation for future expansion and growth. One of these efforts led to our involvement in two projects, valued at over $900,000, to develop and build a comprehensive advanced traveler information system (ATIS) for the Shenandoah Valley region of Virginia, and then to expand that model statewide. In addition to the contributions of ShenTel, funding for this initiative is also being provided by the Virginia Department of Transportation (VDOT), the Virginia Tourism Corporation, and the Virginia Intelligent Transportation Systems Implementation Center.
      The Shenandoah ATIS, called "Travel Shenandoah", will be an integrated traveler information service, providing comprehensive, timely, accurate, and useful information on traffic and travel conditions, traveler services, tourist destinations, and emergency services information to travelers, potential travelers and those serving travelers in the I-81 corridor. Additionally, VDOT and the State Police will be able to use Travel Shenandoah to help manage I-81 traffic incidents, including disruptions in traffic flow created by highway construction as I-81 is widened. Potential delivery mechanisms for this information include the world-wide-web, kiosks, cellular phones, PCS/digital wireless phones, pagers, changeable roadside advisory signs, radio, and cable TV. ShenTel's wide array of telecommunications products and services makes the Company an ideal partner to help put this project together.

[GRAPHIC APPEARS HERE]
[CAPTION]Early mockup of "Travel Shenandoah" web page

Application for Authority to Offer Competitive Local Services in Virginia
   In November of 1998, the Company filed with the Virginia State Corporation Commission for a certificate to provide competitive local exchange services in portions of the state that are outside of our present telephone service area. A hearing to consider granting this certificate was held by the Commission on March 9, 1999. Having this authority will enable the Company to offer a package of services to our customers that better meets all of their telecommunications needs. Receiving the necessary regulatory authority is just the first step in a lengthy process, which must then be followed with negotiations to interconnect with the incumbent local telephone companies serving the areas we choose to serve. We will closely evaluate each opportunity to expand our service offering to ensure that we can maximize use of our existing infrastructure and economically grow our business.
      These competitive services will be provided under a new subsidiary, ShenTel Communications Company.

Employee Efforts Lead System Changes
      As covered in management's review later in this report, our Company continued its work preparing for the date change to the year 2000 (Y2K). Many employees have been involved in various aspects of our readiness efforts. When it was recognized that our existing financial accounting software package would not be Y2K compliant, we seized the opportunity to find a system which would not only handle the date changes, but one which would also give us improved accounting capabilities. Our project team handling the implementation of our new financial accounting software package has expended a tremendous amount of effort. Once the project is completed in the second quarter of 1999, we will have a system which allows us to better track our costs and to produce more timely and detailed management reports.

[GRAPHIC APPEARS HERE]
[CAPTION]Members of project team participate in one of many work sessions for implementation of new financial accounting system


Board of Directors Adopts Dividend Reinvestment Plan
      Last fall we surveyed your level of interest in the Company offering a Dividend Reinvestment Plan, and the results were overwhelmingly in favor of the Company putting such a plan in place. The Board of Directors has adopted a plan, which has been filed with the Securities and Exchange Commission. A prospectus and enrollment card is expected to be mailed to all stockholders sometime in May of this year. The details of the plan and how it operates will be outlined in the prospectus. Briefly, this optional plan will enable those who elect to participate to have their dividends reinvested in Company stock. It is the Board's intention that the shares to be purchased by the reinvested dividends will come from open-market purchases. These purchases will be made by Legg Mason Wood Walker, Inc., who will act as the Purchasing Agent for the plan. These dividend dollars will then be reinvested in stock, based on the average market price that the Purchasing Agent paid to obtain the required number of shares. The Company will then transfer to the participating stockholders the number of whole shares that their reinvested dividends are able to purchase; and, any remaining cash balance will then be distributed.

Stock Price Did Not Reflect Improved Financial Performance
      While our financial and service performances during the year were excellent, the prices reported for transactions in our Company's stock continued to be a disappointment. While we recognize the decreases in earnings that we had prior to 1998 could have had a negative impact on our stock price, we would expect that our strong growth in earnings and large increase in dividend payout should now have a positive effect. We continue to have very low turnover in our stockholder base; however, the number of shareholders grows steadily each year. Prices reported on the over-the-counter bulletin board system for our stock (which is traded under the symbol SHET) have varied and ranged from $19 to $23 since the beginning of December. This price range equates to a multiple of 12.8 to 15.4 times our 1998 earnings of $1.49 per share. By comparison, the multiple for the S&P 500 and the average of the large telephone companies is over 20 times earnings, possibly indicating there is room for our price to increase. Based on the prices reported to the Company for private and auction sales in January and February of this year, these transactions appear to be approximately 10 percent greater than the same months for 1998. As we have talked with stockholders and worked with our financial advisors, one clear message is that we must continue to show long-term growth and profitability. We believe we are on the right path to this continued, profitable growth, and trust this will ultimately be reflected in the value of your investment in the Company.

                                                For the Board of Directors

                                             /s/  Christopher E. French
                                                --------------------------
                                                Christopher E. French, President




Comparative Highlights
                                                                       Increase
                                                                      (Decrease)
                                          December 31
                                      1998           1997      Amount   Percent
Operating Revenues               $35,594,025    $30,970,348  $ 4,623,677   14.9
Operating Expenses               $25,089,784    $22,603,314  $ 2,486,470   11.0
Income Taxes                     $ 3,598,642    $ 2,593,631  $ 1,005,011   38.7
Interest Expense                 $ 1,501,729    $ 1,556,352  $   (54,623)  (3.5)
Net Income                       $ 5,603,775    $ 4,479,563  $ 1,124,212   25.1
Net Income from Operations (1)   $ 5,364,242    $ 4,530,642  $   833,600   18.4
diluted                          $      1.49    $      1.19  $       .30   25.2
Cash Dividend per share          $       .51    $       .43  $       .08   18.6
Percent Return on Equity                11.2            9.6          1.6   16.7
Common Shares Outstanding          3,755,760      3,760,760       (5,000)   (.1)
No. of Stockholders                    3,654          3,567           87    2.4
No. of Employees (full-time
equivalent)                            170.5            176         (5.5)  (3.1)
Wages & Salaries                 $ 6,129,485    $ 5,675,907  $   453,578    8.0
Investment in Net Plant          $65,034,477    $57,064,176  $ 7,970,301   14.0
Capital Expenditures             $13,664,692    $10,687,958  $ 2,976,734   27.9
Access Lines                          22,357         21,541          816    3.8
Long Distance Messages            14,550,514     13,423,706    1,126,808    8.4
CATV Customers                         8,428          8,186          242    3.0

(1) Excludes gains and losses on external investments unaffiliated with operations.

                                                                        Officers

Christopher E. French                              Noel M. Borden
President                                          Vice President

Dick D. Bowman                                     Zane Neff
Treasurer                                          Assistant Secretary

Harold Morrison, Jr.                               Laurence F. Paxton
Secretary                                          Vice President-Finance




[GRAPHIC APPEARS HERE]
(Seated l to r ) Holler, Zerkel, Bowman, Morrison, and Borden. (Standing l to r) Neff, French, Arthur, and Burch.


                                                              Board of Directors

Douglas C. Arthur, Attorney-at-Law; Director, First National Corporation
Noel M. Borden, President, H. L. Borden Lumber Co. (a retail building materials firm); Chairman of the Board, First National Corporation
Dick D. Bowman,  President,  Bowman Brothers,  Inc; Director,  The Rockingham
   Group; Director, Old Dominion Electric Cooperative
Ken L. Burch, Farmer
Christopher E. French,  President,  Shenandoah  Telecommunications  Co. & its
   Subsidiaries; Director, First National Corporation
Grover M. Holler, Jr., President, Valley View, Inc. (a real estate developer) Harold Morrison, Jr., Chairman of the Board, Woodstock Garage, Inc. (auto sales & repair firm); Director, First Virginia Bank-Blue Ridge
Zane Neff,  Retired  Manager,  Hugh Saum Co.,  Inc. (a hardware and furniture store); Director, Crestar Bank
James E. Zerkel II, Vice President,  James E. Zerkel, Inc. (a hardware firm);
   Director, Shenandoah Valley Electric Cooperative; Member, Shenandoah County Industrial Development Authority

Consolidated Balance Sheets
December 31, 1998, 1997 and 1996





ASSETS (Note 4)                              1998         1997          1996
-------------------------------------------------------------------------------
Current Assets

  Cash and cash equivalents             $ 4,891,109   $5,203,521   $ 3,763,468
  Certificates of deposit                         -      204,122     1,142,181
  Held-to-maturity securities (Note
  3)                                        499,581    1,622,433     2,148,945
  Accounts receivable, including
  interest                                4,272,016    5,682,798     4,208,742
  Materials and supplies                  3,488,137    3,968,791     2,888,709
  Prepaid expenses and other current
  assets                                    777,853      507,165       399,074
                                        ---------------------------------------


         Total current assets            13,928,696   17,188,830    14,551,119
                                        ---------------------------------------

Securities and Investments (Note 3)
  Available-for-sale securities           2,677,789    3,597,997     2,738,431
  Held-to-maturity securities                     -      499,581     1,622,433
  Other investments                       5,921,206    4,721,517     4,112,947
                                        ---------------------------------------
                                          8,598,995    8,819,095     8,473,811
                                        ---------------------------------------

Property, Plant and Equipment
  Plant in service                       88,427,844   74,144,956    65,215,491
  Plant under construction                5,670,371    8,232,517     5,626,710
                                        ---------------------------------------
                                         94,098,215   82,377,473    70,842,201
  Less accumulated depreciation          29,063,738   25,313,297    21,648,820
                                        ---------------------------------------
                                         65,034,477   57,064,176    49,193,381
                                        ---------------------------------------

Other Assets
  Cost in excess of net assets of
  business                                4,876,215    5,157,078     5,532,601
    acquired, less accumulated
  amortization
  Deferred charges and other assets         354,216      476,687       523,185
    Radio Spectrum License net of
      accumulated amortization              653,145      702,036             -
  Deposit                                         -            -     1,100,000
                                        ---------------------------------------
                                          5,883,576    6,335,801     7,155,786
                                        ---------------------------------------

                                       $ 93,445,744 $ 89,407,902   $79,374,097
                                        =======================================

                      See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY         1998          1997         1996
-------------------------------------------------------------------------------
Current Liabilities
  Current maturities of long-
      term debt (Note 4)                  $ 863,972     $ 544,954    $ 529,405
  Accounts payable                        1,149,286     3,743,701    2,097,115
  Advance billings and payments             712,581       631,815      590,336
  Customers' deposits                       113,586        98,905       89,591
  Accrued compensation                      890,443       660,659      478,300
  Other current liabilities               1,072,422     1,266,110      639,495
  Other taxes payable                       214,433       153,678      128,144
                                        ---------------------------------------

         Total current liabilities        5,016,723     7,099,822    4,552,386
                                        ---------------------------------------

Long-Term Debt, less current
 maturities (Note 4)                     28,398,374    26,815,706   24,176,834
                                        ---------------------------------------

Other Liabilities and Deferred Credits
  Deferred investment tax credit            145,909       216,256      291,957
  Deferred income taxes (Note 5)          6,741,121     5,987,860    4,908,170
  Pension and other  (Note 6)             1,331,465       883,568      573,363
                                        ---------------------------------------
                                          8,218,495     7,087,684    5,773,490
                                        ---------------------------------------

Minority Interests                        2,265,426     1,894,206    1,743,465
                                        ---------------------------------------

Stockholders' Equity  (Note 4)
  Common stock, no par value,
  authorized
   8,000,000 shares; issued
  1998-3,755,760
   shares, 1997 and 1996-3,760,760
   shares                                 4,734,377     4,740,677    4,740,677
  Retained earnings                      44,173,730    40,579,090   37,716,654
  Accumulated other comprehensive
  income,
   Unrealized gain on
  available-for-sale
   Securities, net (Note 3)                 638,619     1,190,717      670,591
                                        ---------------------------------------
                                         49,546,726    46,510,484   43,127,922
                                        ---------------------------------------

                                        $93,445,744   $89,407,902  $79,374,097
                                        =======================================

Consolidated Statements of Income
Years Ended December 31, 1998, 1997 and 1996



                                            1998          1997          1996
-------------------------------------------------------------------------------
Operating revenues:
  Telephone:
    Local service                       $3,782,026     $3,589,042    $3,319,648
    Access and toll service              7,835,509      7,347,703     7,021,504
    Directory                            1,189,578      1,129,976     1,131,540
    Facility leases                      2,043,930      1,977,122     1,838,293
    Billing, collection and other          680,802        589,443       549,360
                                        ---------------------------------------
         Total telephone revenues       15,531,845     14,633,286    13,860,345

  Other:
    Cable television                     3,098,160      2,513,802     1,277,017
    ShenTel Service                      2,530,982      2,115,443     1,688,795
    Long distance                          930,433        902,276     1,042,083
    Mobile                               9,754,858      8,424,016     6,620,093
    Network                                614,934        614,934       535,225
    PCS                                  3,131,130      1,751,291       387,446
    Other                                    1,683         15,300        18,850
                                        ---------------------------------------
         Total operating revenues       35,594,025     30,970,348    25,429,854
                                        ---------------------------------------

Operating expenses:
  Cost of products sold                  1,464,505      2,189,810     1,626,181
  Line costs                               387,652        382,924       421,064
  Plant specific                         2,852,691      2,719,811     2,262,224
  Plant nonspecific:
    Network and other                    5,483,253      4,480,998     3,291,073
    Depreciation and amortization        5,429,815      4,681,858     3,529,554
  Customer operations                    4,925,552      4,312,552     3,347,804
  Corporate operations                   2,702,029      2,669,743     2,297,308
  Taxes other than income                  958,681        463,109       367,590
  Other                                    885,606        702,509       342,405
                                        ---------------------------------------
                                        25,089,784     22,603,314    17,485,203
                                        ---------------------------------------
          Operating income             $10,504,241    $ 8,367,034   $ 7,944,651


Other income (expenses):
  Nonoperating income, less expenses     2,054,437      1,396,881     1,115,888
  Interest expense                      (1,501,729)    (1,556,352)     (803,300)
  Gain (loss) on disposal of assets       (718,312)       (48,628)      228,250
                                        ---------------------------------------
                                        10,338,637      8,158,935     8,485,489
Income taxes (Note 5)                    3,598,642      2,593,631     2,821,586
                                        ---------------------------------------
                                         6,739,995      5,565,304     5,663,903
Minority interests                      (1,136,220)    (1,085,741)     (669,314)
                                        ---------------------------------------
          Net income                    $5,603,775     $4,479,563    $4,994,589
                                        =======================================

Net earnings per share,
 basic and diluted                      $     1.49     $     1.19     $    1.33
                                        =======================================

Cash dividends per share                $     0.51     $     0.43     $    0.42
                                        =======================================

Weighted average shares outstanding      3,756,388      3,760,760     3,760,760
                                        =======================================


                      See Notes to Consolidated Financial Statements.

                      Consolidated Statements of Changes in Stockholders' Equity
                                    Years Ended December 31, 1998, 1997 and 1996

                                                           Accumulated
                                                              Other
                                        Common   Retained Comprehensive
                             Shares     Stock    Earnings     Income    Total
 ------------------------------------------------------------------------------

Balance, January 1, 1996   3,760,760  4,740,677 $34,301,584 $229,012 $39,271,273
                                                                      ----------
  Comprehensive income:
    Net income                    -          -    4,994,589       -    4,994,589
  Change in unrealized
  gain on securities
  available-for-sale,
  net of tax of $285,198          -          -          -    441,579     441,579
                                                                       ---------
 Total comprehensive income                                            5,436,168
                                                                       ---------
  Dividends declared              -          -   (1,579,519)      -   (1,579,519
                           -----------------------------------------------------

Balance, December 31,1996  3,760,760  4,740,677  37,716,654  670,591  43,127,922
                                                                      ----------
  Comprehensive income:
  Net income                      -          -    4,479,563        -   4,479,563
  Change in unrealized
  gain on securities
  available-for-sale,
  net of tax of $346,046          -          -            -  520,126     520,126
                                                                        --------
  Total comprehensive
   income                                                              4,999,689
                                                                       ---------
  Dividends declared               -         -    (1,617,127)     -  (1,617,127)
                           -----------------------------------------------------
Balance, December 31, 1997 3,760,760  4,740,677  40,579,090 1,190,717 46,510,484
                                                                      ----------
  Comprehensive income:
  Net income                       -         -    5,603,775         -  5,603,775
  Change in unrealized
  gain on securities
  available-for-sale,
  net of tax of ($368,110)          -         -            -  (552,098)(552,098)
                                                                        --------
  Total comprehensive
   income                                                              5,051,677
                                                                       ---------
  Dividends declared                -         -   (1,915,435)     -  (1,915,435)
  Redemption of common
   stock                       (5,000)    (6,300)    (93,700)      -   (100,000)
                            ----------------------------------------------------
Balance, December 31, 1998  3,755,760 $4,734,377 $44,173,730 $638,619$49,546,726
                            ====================================================















                      See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Years Ended December 31, 1998, 1997 and 1996
                                               1998        1997         1996
-------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                              $5,603,775   $4,479,563   $4,994,589

  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation                           4,976,079    4,246,049    3,402,794
    Amortization                             453,736      435,809      126,760
    Deferred taxes                         1,121,371      733,644      695,921
    (Gain) loss on disposal of assets        718,312       48,628     (228,250)
    (Gain) loss on equity investments     (1,816,236)    (301,435)     189,389
    Minority share of income, net of
    distributions                            371,220      150,741      244,314
    Other                                    (70,347)    (106,665)      75,883
    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                1,410,782   (1,474,056)  (1,134,612)
        Material and supplies                480,654   (1,080,082)    (952,981)
      Increase (decrease) in:
        Accounts payable                  (2,594,415)     808,119    1,283,228
        Other prepaids, deferrals and
        accruals                             369,507      530,509       43,018
                                          -------------------------------------
         Net cash provided by             11,024,438    8,470,824    8,740,053
          operating activities
                                          -------------------------------------
Cash Flows From Investing Activities
  Purchases of property and equipment     (13,664,692) 10,687,958) (15,217,862)
  Acquisition of cable television                  -            -   (7,617,199)
  assets
  Deposit (refund) on licenses                     -      397,964   (1,100,000)
  Purchase of certificates of deposit              -   (2,436,818)  (1,134,528)
  Maturities of certificates of              204,122    3,374,877    1,234,575
  deposits
  Cash flows from securities (Note 3)      2,238,980    1,328,857      185,437
  Other, net                                  (1,511)     (16,337)      54,628
                                          -------------------------------------
         Net cash used in investing       (11,223,101) (8,039,415) (23,594,949)
          activities
                                          -------------------------------------

Cash Flows From Financing Activities
  Dividends paid                         $(1,915,435)  $1,617,127)  $1,579,519)
  Redemption of common stock                (100,000)           -            -
  Proceeds from long-term debt             2,405,500    3,179,500   14,584,839
  Principal payments on long-term debt      (503,814)    (553,729)    (493,403)
                                          -------------------------------------
         Net cash provided by (used in)
          financing activities              (113,749)   1,008,644   12,511,917
                                          -------------------------------------

         Net increase (decrease) in
           cash
          and cash equivalents              (312,412)   1,440,053   (2,342,979)

Cash and cash equivalents:
  Beginning                                5,203,521    3,763,468    6,106,447
                                          =====================================
  Ending                                  $ 4,891,109  $5,203,521   $3,763,468
                                          =====================================

Supplemental Disclosures of Cash Flow
  Information
  Cash payments for:
    Interest, net of capitalized
    interest of $422,403 in 1998,
      $279,398 in 1997, and $210,168
      in 1996                             $2,116,323   $1,835,750   $  726,242
                                          =====================================

    Income taxes                          $2,760,400   $1,929,172   $2,071,027
                                          =====================================

  Proceeds of long-term debt for stock
  in Rural Telephone Bank                 $        -   $   28,650   $   55,850
                                          =====================================



                      See Notes to Consolidated Financial Statements.

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1.   Summary of Accounting Policies

Shenandoah Telecommunications Company and subsidiaries (the "Company") operates entirely in the telecommunications industry. The Company provides telephone service, cable television service, unregulated communications equipment and services, paging, mobile telephone, cellular telephone, Internet access, and personal communications services. In addition, through its subsidiaries, the Company finances purchases of telecommunications facilities and equipment and operates and maintains an interstate fiber optic network. The Company's operations are located primarily in the Northern Shenandoah Valley of Virginia and the surrounding areas. The Company grants credit in accordance with standard industry practices. Accounts receivable are concentrated among customers within the Company's geographic service area and large telecommunications companies. A summary of the Company's significant accounting policies follows:

Principles of consolidation: The consolidated financial statements include the accounts of all wholly-owned subsidiaries and other entities where effective control is exercised. All significant intercompany accounts and transactions have been eliminated.

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

Cash and cash equivalents: The Company considers all temporary cash investments with a purchased maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times, these investments may be in excess of the FDIC insurance limit.

Securities and investments: The Company has investments in debt and equity securities, which consist of shares of common and preferred stock and partnership interests. Debt securities consist primarily of obligations of the
U. S. Government.

The classification of debt and equity securities is determined by management at the date individual investment securities are acquired. The appropriateness of such classification is reassessed continually. The classification of those securities and the related accounting policies are as follows:

    Held-to-maturity securities: Debt securities for which the Company has both the intent and ability to hold to maturity, regardless of changes in market conditions, liquidity needs or changes in general economic conditions, are classified as held-to-maturity securities. They are carried at amortized historical cost.

    Available-for-sale securities: Debt and equity securities classified as available-for-sale consist of securities which the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including changes in market conditions, liquidity needs and similar criteria. Available-for-sale securities are carried at fair value as determined by quoted market prices. Unrealized gains and losses are reportable as increases and decreases in other comprehensive income net of tax. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in net income.

    Investments carried at cost: Investments in which the Company does not have significant ownership and for which there is no ready market are carried at cost. Information regarding these and all other investments is reviewed continuously for evidence of impairment in value. No impairment was deemed to have occurred at December 31, 1998.

    Equity method investments: Investments in partnerships and investments in unconsolidated corporations where the Company's ownership is 20% or more are reported under the equity method. Under this method, the Company's equity in earnings or losses of investees is reflected in net income. Distributions received reduce the carrying value of these investments.

Materials and supplies: New and reusable materials are carried in inventory principally at average original cost. Specific costs are used in the case of large individual items.
Nonreusable material is carried at estimated salvage value.

Property, plant and equipment: Property, plant and equipment is stated at cost. Accumulated depreciation is charged with the cost of property retired, plus removal cost, less salvage. Depreciation is determined under the remaining life method and straight-line composite rates. Depreciation provisions were approximately 6.1%, 6.1% and 5.8% of average depreciable assets for the years 1998, 1997 and 1996, respectively.

Cost in excess of net assets of business acquired: Intangible assets consisting of the cost in excess of identifiable net assets of businesses acquired are amortized on a straight-line basis over 15 years. The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects, as well as market and economic conditions.

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

Earnings per share: The Company presents both basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The Company has stock options outstanding which are antidilutive; therefore, basic and diluted earnings per share are equal.

Reporting  changes:  In 1998,  the  Company  adopted  FASB  Statements  No. 130,
Reporting Comprehensive Income and No. 131, Disclosures about Segments of an Enterprise and Related Information.

Statement No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has elected to present comprehensive income together with other changes in stockholders' equity in a consolidated statement of changes in stockholders' equity for all years presented.

Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, requires public business enterprises to report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. Segments are components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The statement also requires public business enterprises to report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company has defined its operating segments as the parent Company and individual operating subsidiaries and has provided disclosures about these segments elsewhere in the consolidated financial statements.

Note 2.   Segment Reporting

The Company has identified nine reporting segments based on the products and services each provide. Each segment is managed and evaluated separately because of differing technologies and marketing strategies.

The reporting segments and the nature of their activities are as follows:

Shenandoah Telecommunications Holding company which invests in both Company (Holding) affiliated and non-affiliated companies.

Shenandoah Telephone Company         Provides both regulated and
(Telephone)                          non-regulated telephone services
                                     primarily throughout the Shenandoah
                                     Valley.

Shenandoah Cable Television          Provides cable service in Shenandoah
Company (CATV)                       County.

ShenTel Service Company (ShenTel)    Sells and  services  telecommunications
                                     equipment and provides Internet access to customers in the Northern Shenandoah Valley

Shenandoah  Valley  Leasing  Company
(Leasing)                            Finances  purchases of  telecommunications
                                     equipment to customers of other segments.

Shenandoah Mobile Company (Mobile)   Provides  paging, mobile  telephone,  and
                                     cellular  services throughout the Northern
                                     Shenandoah Valley.

Shenandoah Long Distance Company     Provides long distance services.
(Long Distance)

Shenandoah Network Company           Leases interstate fiber optic facilities.
(Network)

Shenandoah Personal                  Provides digital wireless service to a
Communications Company               four-state region from Chambersburg,
 (PCS)                               Pennsylvania to Harrisonburg, Virginia.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance is evaluated based on the net income of each company, less dividend income from other segments. Each segment accounts for intersegment sales and transfers as if the sales or transfers were to outside parties.

Income recognized from equity method nonaffiliated investees by segment is as follows:

                                                     Consolidated
                        Holding   Telephone   Mobile    Totals
                        -----------------------------------------

               1998   $ 485,542  $ 934,249 $ 396,445  $1,816,236
               1997     267,967    191,550   339,562     799,079
               1996      95,343    145,489   211,969     452,801

Selected financial data for each segment is as follows:



                      Holding    Telephone      CATV      ShenTel     Leasing
                     ----------------------------------------------------------

Operating revenues - external:
   1998              $       -  $15,531,845 $3,098,160  $2,530,982   $   1,683
   1997                      -   14,633,286  2,513,802   2,115,443      15,300
   1996                      -   13,860,345  1,277,017   1,688,795      18,850


Operating revenues - internal:
   1998              $       -  $ 1,411,023 $    2,340   $ 224,561           -
   1997                      -    1,248,694      2,329     222,137           -
   1996                      -    1,257,076      2,328     170,826           -


Depreciation and amortization:
   1998              $       -  $ 2,735,658  $ 841,452    $300,122           -
   1997                      -    2,370,817    773,560     260,585           -
   1996                      -    2,230,135    378,603     151,435           -


Nonoperating income less
expenses:
   1998             $1,005,372  $ 2,245,060  $     537    $  2,794   $   5,069
   1997                991,413    1,607,327      3,013       1,017      12,980
   1996                802,099      743,012      3,149         925      29,549


Interest expense:
   1998             $       68  $ 1,491,954  $ 685,537    $167,998   $       -
   1997                      -    1,549,799    654,504     161,397           -
   1996                  7,985      795,141    234,318      92,566           -


Income tax expense (benefit)
   1998             $  294,600  $ 3,712,719  $(232,061) $(197,800)  $ (15,316)
   1997                298,368    3,002,628   (224,947)   (204,627)     (8,106)
   1996                354,004    2,866,818   (132,479)   (132,751)     (2,358)


Net income
   1998             $  480,476  $ 5,737,264  $(378,124)  $(326,786)  $  14,783
   1997                562,806    5,497,074   (379,561)   (340,569)     26,257
   1996                580,491    5,027,579   (199,913)   (217,668)     36,239


Total assets
   1998             $27,714,953 $61,249,082 $11,266,265 $3,658,486   $ 302,126
   1997              24,727,104  60,061,156  10,616,821  3,668,737     386,950
   1996              22,889,905  53,209,710  10,331,933  3,146,251     476,259

                Long                           Combined Eliminating Consolidated
   Mobile      Distance  Network       PCS      Totals     Entries     Totals
   -----------------------------------------------------------------------------


 $ 9,754,858 $  930,433 $ 614,934 $3,131,130 $ 35,594,025  $     -   $35,594,025
   8,424,016    902,276   614,934  1,751,291   30,970,348        -    30,970,348
   6,620,093  1,042,083   535,225    387,446   25,429,854        -    25,429,854



 $   340,382 $  206,525 $ 105,836 $   13,623 $  2,304,290 $(2,304,290)$        -
     318,577    170,143    99,317      6,888    2,068,085  (2,068,085)         -
     189,581    267,909    88,320          -    1,976,040  (1,976,040)         -



 $   636,512 $        - $ 161,604 $  754,467 $  5,429,815 $       -  $ 5,429,815
     553,484          -   118,498    604,914    4,681,858         -    4,681,858
     411,808          -    83,538    274,035    3,529,554         -    3,529,554



 $   501,061 $    2,682 $  15,512 $  (10,548)$  3,767,539 $(1,713,102)$2,054,437
     428,518      6,256     8,755      2,297    3,061,576  (1,664,695) 1,396,881
     276,026     11,993     5,200      3,858    1,875,811    (759,923) 1,115,888



$    224,600 $        - $       - $  644,674 $  3,214,831 $(1,713,102)$1,501,729
     341,461          -         -    513,886    3,221,047  (1,664,695) 1,556,352
     248,381          -     2,632    182,200    1,563,223    (759,923)   803,300



$    924,000 $   98,400 $ 174,500$(1,160,400)$  3,598,642 $         - $3,598,642
     887,496     97,506   200,972 (1,455,659)   2,593,631           -  2,593,631
     473,091    121,515   172,511   (898,765)   2,821,586           -  2,821,586



$  1,531,128 $  160,602 $ 284,522$(1,900,090)$  5,603,775 $         - $5,603,775
   1,203,018    160,194   325,215 (2,477,721)   4,576,713     (97,150) 4,479,563
     759,310    197,487   280,397 (1,469,333)   4,994,589           -  4,994,589



$15,100,474 $201,735 $1,314,393 $13,614,839 $134,422,353$(40,976,609)$93,445,744
 13,029,769    231,165  1,437,188 10,209,395 124,368,285 (34,960,383) 89,407,902
 12,710,637    284,197  1,202,415  6,851,836 111,103,143 (31,729,046) 79,374,097

Note 3.   Investments

Investments consist of the following:

                                               1998         1997         1996
                                             ----------------------------------
Investment in held-to-maturity
securities:
  U. S. Treasury securities, current         $499,581    $1,622,433  $2,148,945
  U. S. Treasury securities, noncurrent             -       499,581   1,622,433
                                             ----------------------------------
                                             $499,581    $2,122,014  $3,771,378
                                             ==================================

Fair value approximates carrying value for all held-to-maturity investments at December 31, 1998, 1997 and 1996.

                                               1998         1997         1996
                                             ----------------------------------
Investment in available-for-sale
securities:
  Loral Space and Communications,  Ltd,
  (formerly Orion Network Systems), Common
  stock (including  unrealized  gains of
  $1,041,877 in 1998,  $1,962,085 in 1997
  and $1,070,007 in 1996)                   $2,677,789   $3,597,997  $2,705,926
  Comsat Corporation (including
  unrealized gains of
   $25,906 in 1996)                                  -            -      32,505
                                             ----------------------------------
                                            $2,677,789   $3,597,997  $2,738,431
                                             ==================================

No gains were  realized in 1998.  The Company  realized  gains of  approximately
$25,900  and  $228,000  in  1997  and  1996,   respectively,   on  the  sale  of
available-for-sale securities.

Changes in the unrealized gain on available-for-sale securities during the years ended December 31, 1998, 1997 and 1996 reported as a separate component of stockholders' equity are as follows:

                                                1998        1997         1996
                                             ----------------------------------
Unrealized holding gains, beginning
balance                                     $1,962,085  $1,095,913    $369,136
Unrealized holding gains (losses) during
the year                                      (920,208)   892,072      937,527
Realization of prior year unrealized
gains                                                -    (25,900)    (210,750)
                                             ----------------------------------
Unrealized holding gains, ending balance     1,041,877   1,962,085    1,095,913
Deferred tax effect related to net
unrealized gains                               403,258    771,368      425,322
                                             ----------------------------------
Unrealized gain included in
stockholders' equity                         $ 638,619  $1,190,717    $670,591
                                             ==================================

Cash flows from purchases, sales and maturities of securities consist of the following:

                                                1998        1997         1996
                                             ----------------------------------
Available-for-sale securities:
  Sales                                      $       -   $1,226,489  $  550,000
  Purchases                                          -   (1,196,296)         -
Held-to-maturity securities:
  Maturities                                 1,622,433    2,148,945   2,488,773
  Purchases                                          -     (499,581) (1,672,410)
Other investments:
  Sales and distributions                    1,468,787       48,412          -
  Purchases                                   (852,240)    (399,112) (1,180,926)
                                             ----------------------------------
         Total                              $2,238,980   $1,328,857  $  185,437
                                             ==================================

Other investments, comprised of equity securities which do not have readily determinable fair values, consist of the following:

                                                1998       1997         1996
                                             ----------------------------------
Cost method:
  Illuminet Holdings, Inc.                   $ 843,486   $843,486     $843,486
  AvData Systems, Inc.                         149,860    149,860      149,860
  Rural Telephone Bank                         653,492    653,492      624,837
  Concept Five Technologies                  1,304,083  1,000,003    1,000,003
  CoBank                                       227,913     19,380            -
  Other                                        330,601    133,381      163,002
                                             ----------------------------------
                                             3,509,435   2,799,602    2,781,188
                                             ----------------------------------

Equity method (with approximate % owned at December 31, 1998):
  South Atlantic Venture Fund III L.P.(1%)     605,816    765,966      589,632
  South Atlantic Venture Fund IV L.P.(1%)      745,122    300,121            -
  Dolphin Communications, L.P. (1%)            168,258          -            -
  Virginia Independent Telephone               299,483    271,509      234,943
  Alliance (22%)
  Rural Service Area - 6 (11%)                 416,148    543,255      474,007
  ValleyNet (20%)                              176,944     41,064       33,177
                                             ----------------------------------
                                             2,411,771   1,921,915    1,331,759
                                             ----------------------------------
                                            $5,921,206  $4,721,517   $4,112,947
                                             ==================================

The Company has committed to invest an additional $500,000 in the South Atlantic Venture Fund IV L.P. during 1999 and approximately $830,000 in Dolphin Communications, L.P.pursuant to capital calls.

It was not practical to estimate the fair value of these investments due to their limited market and the restrictive nature of their transferability.


Note 4. Long-Term Debt and Lines of Credit Long-term debt consists of the following:

                             Interest Rate      1998       1997         1996
                           ----------------------------------------------------
Rural Telephone Bank (RTB) 6.04% - 8%      $10,305,886  10,765,742   10,582,040
Rural Utilities Service
(RUS)                      2% - 5%             476,622     520,580      619,638
CoBank                     6.69% - 7.97%    18,279,838  16,074,338   13,467,838
RUS development loan       interest free       200,000          -            -
Other                      77.7% of prime            -          -        36,723
                                             ----------------------------------
                                            29,262,346  27,360,660   24,706,239
Current maturities                             863,972     544,954      529,405
                                             ----------------------------------
    Total long-term debt                   $28,398,374 $26,815,706  $24,176,834
                                             ==================================

The notes payable to RTB are pursuant to an agreement which allows for additional borrowings of approximately $3,000,000.

In July 1996, the Company entered into a financing agreement with CoBank. Pursuant to this agreement, the Company can borrow up to $25,000,000, for a three-year period ending September 1, 1999. During this period only interest is payable. On September 1, 1999, the outstanding principal balance will be amortized and repaid in monthly installments over twelve years, with the final installment due 2011. As borrowings occur, the Company can choose between several fixed and variable rate interest options.

The approximate annual debt maturities for the five years subsequent to December 31, 1998 are as follows:

Year
                          Amount
-----------------------------------
1999                    $
                           863,972
2000                     1,436,123
2001                     1,739,654
2002                     2,325,385
2003                     2,312,029
Later years             20,585,183
                        -----------
                        $
                        29,262,346
                        ===========

Substantially all of the Company's assets serve as collateral for the long-term debt. The long-term debt agreements contain restrictions on the payment of dividends and redemption of capital stock. The terms of the agreements require the maintenance of defined amounts of equity and working capital after payment of dividends. Approximately $3,067,000 of retained earnings was available for payment of dividends at December 31, 1998.

Long-term  debt carries  rates which  approximate  market rates for similar debt
being  issued.   Therefore,   the  carrying  value  of  long-term  debt  is  not
significantly different than fair value at December 31, 1998.

As of December 31, 1998, the Company had no borrowings outstanding on other approved lines of credit totaling $7,000,000.



Note 5.   Income Taxes

The Company and its subsidiaries file consolidated federal and state income tax returns. The provision for income taxes included in the consolidated statements of income consists of the following components:

                                                  Years Ended December 31,
                                              ---------------------------------
                                                1998        1997        1996
                                              ---------------------------------
Current                                      $2,477,271  $1,859,987  $2,125,665
Deferred                                      1,121,371     733,644     695,921
                                              ---------------------------------
    Total provision for income taxes         $3,598,642  $2,593,631  $2,821,586
                                              =================================

A reconciliation of income taxes determined using the statutory federal income tax rates to actual income taxes provided is as follows:

                                                  Years Ended December 31,
                                              ---------------------------------
                                                1998        1997        1996
                                              ---------------------------------
Federal income tax expense at statutory
rates                                        $3,128,822 $2,404,886   $2,657,499
State income taxes, net of federal tax
benefit                                        364,416     220,803     217,614
Amortization of investment tax credit          (70,347)    (75,701)    (75,701)
Other                                          175,751      43,643      22,174
                                              ---------------------------------
Provision for income taxes                   $3,598,642 $2,593,631   $2,821,586
                                              =================================

Net deferred tax liabilities consist of the following at December 31:

                                                1998        1997        1996
                                              ---------------------------------
Deferred tax liabilities:
  Accelerated depreciation                   $6,708,551 $5,556,071   $4,776,802
  Unrealized gain on securities
  available-for-sale                            403,258    771,368      425,32
  Other                                          53,515      4,701           -
                                              ---------------------------------
                                              7,165,324  6,332,140    5,202,124
                                              ---------------------------------
Deferred tax assets:
  Accrued compensation costs                   128,607     115,512      96,292
  Accrued pension costs                        295,596     228,768     152,684
  Equity investments                                 -           -      44,978
                                              ---------------------------------
                                               424,203     344,280     293,954
                                              ---------------------------------
Net deferred tax liabilities                 $6,741,121 $5,987,860  $4,908,170
                                              =================================

Note 6.   Pension Plan

The Company maintains a noncontributory defined benefit pension plan. The following table presents the plan's funded status and amounts recognized in the Company's consolidated balance sheets.

                                                1998        1997        1996
                                              ---------------------------------
Change in benefit obligation:
Benefit obligation, beginning               $5,504,065  $5,112,231   $4,408,161
  Service cost                                 261,595     231,270     170,089
  Interest cost                                380,726     378,404     326,314
  Actuarial (gain) loss                        428,028     (86,162)    332,300
  Benefits paid                               (140,281)   (131,678)   (124,633)
                                              ---------------------------------
Benefit obligation, ending                   6,434,133   5,504,065    5,112,231
                                              ---------------------------------

Change in plan assets:
Fair value of plan assets, beginning         5,712,651   5,077,518    4,669,840
  Actual return on plan assets               1,302,256     766,811     532,311
  Employer contribution                             -           -            -
  Benefits paid                               (140,281)   (131,678)   (124,633)
                                              ---------------------------------
Fair value of plan assets, ending            6,874,626   5,712,651    5,077,518
                                              ---------------------------------

Funded status                                  440,493     208,586     (34,713)
Unrecognized net gain                       (1,344,253)   (943,738)   (466,565)
Unrecognized prior service cost                216,398     237,103     257,808
Unrecognized net transition asset             (153,002)   (181,746)   (210,490)
                                              ---------------------------------
Accrued benefit cost                         $(840,364)   $679,795)   $453,960)
                                              =================================
Components of net periodic benefit cost:
  Service cost                               $ 261,595    $231,270    $170,089
  Interest cost                                380,726     378,404     326,314
  Expected return on plan assets              (451,803)   (375,800)   (345,940)
  Amortization of prior service cost            20,705      20,705      20,705
  Amortization of net (gain) loss              (21,910)         -       (9,094)
  Amortization of net transition asset         (28,744)    (28,744)    (28,744)
                                              ---------------------------------
Net periodic benefit cost                    $ 160,569    $225,835    $133,330
                                              =================================

Assumptions used by the Company in the determination of pension plan information consisted of the following at December 31, 1998, 1997 and 1996:

                                                 1998      1997          1996
                                               ---------------------------------
Discount rate                                  7.00%        7.00%      7.50%
Rate of increase in compensation levels        5.00%        5.00%      5.50%
Expected long-term rate of return on
plan assets                                    8.00%        7.50%      7.50%



Note 7.   Stock Incentive Plan

On April 16, 1996, the stockholders approved a Company Stock Incentive Plan providing for the possible grant of incentive compensation to employees in the form of stock options. The Plan authorizes grants of options to purchase up to 240,000 shares of common stock over a ten-year period. The option price is the market value of the stock at the date of grant. One-half of the options are exercisable on each of the first and second anniversaries of the date of grant and the options expire five years from the date they are granted.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions (no options were granted in 1996):

                                                     1998            1997
                                                ---------------  ------------
Dividend rate                                        2.48%           1.96%
Risk free interest rate                              5.44%           6.13%
Expected lives of options                          5 years         5 years
Price volatility                                    17.98%          19.70%

Grants of options under the Plan are accounted for following Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized under the Plan. Had compensation cost for the Plan been determined based on fair values of the awards at the grant date (the method described in FASB Statement No. 123), reported net income and earnings per share would have been reduced to the proforma amounts shown below:

                                                         1998           1997
                                                       ---------      ---------
Net income
  As reported                                        $ 5,603,775    $ 4,479,563
  Pro forma                                          $ 5,539,768    $ 4,445,578

Earnings per share
  As reported                                          $  1.49        $  1.19
  Pro forma                                            $  1.47        $  1.18

A summary of the status of the option plan at December 31, 1998 and 1997 and changes during the years ended on those dates is as follows:
                                         1998                    1997
                                ----------------------  -----------------------
                                            Weighted                 Weighted
                                            Average                  Average
                                  Shares   Exercise        Shares   Exercise
                                             Price                    Price
                                ----------------------  -----------------------

Outstanding at
beginning of year                 13,375    $ 21.98             -    $    -
Granted                           15,565      20.59        14,044      21.98
Exercised                              -         -              -         -
Forfeited                         (1,158)     21.33          (669)     21.98
                                ----------------------  -----------------------
Outstanding at end of year        27,782    $ 21.23        13,375    $ 21.98
                                  ======                   ======

Exercisable at end of year         6,378                        -
Fair value of options granted
 during the year                  $ 4.11                    $ 5.35




Note 8.  Major Customer

The Company has one customer that accounts for greater than 10% of its revenue, primarily consisting of carrier access charges for long distance service provided by the Shenandoah Telephone Company segment, as follows:

                     Percent of
                     Operating
Year                  Revenue
--------------------------------
1998                    11%
1997                    12%
1996                    19%



Note 9.  Stockholder Rights

The Board of Directors has adopted a Stockholder Rights Plan whereby, under certain circumstances, holders of each right will be entitled to purchase the Company's common stock at one-half of the then current market price. As of December 31, 1998, the Rights are neither exercisable nor traded separately from the Company's common stock. The Rights are only exercisable if a person or group becomes or attempts to become the beneficial owner of 15% or more of the Company's common stock. Under the terms of the Plan, such person or group is not entitled to the benefits of the Rights.

                                                   Independent Auditor's Report


The Board of Directors and Stockholders
Shenandoah Telecommunications Company
Edinburg, Virginia

We have audited the accompanying consolidated balance sheets of Shenandoah Telecommunications Company and Subsidiaries as of December 31, 1998, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shenandoah Telecommunications Company and Subsidiaries as of December 31, 1998, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ McGladrey & Pullen, LLP

Richmond, Virginia
January 29, 1999

                                            Management's Discussion and Analysis
                                of Financial Condition and Results of Operations

      Shenandoah Telecommunications Company is a diversified telecommunications holding company providing both regulated and unregulated telecommunications services through its eight wholly-owned subsidiaries.
      This industry is in a period of transition from a protected monopoly to a competitive environment as evidenced by the passage of the Telecommunications Act of 1996. As a result, Shenandoah Telecommunications has made, and plans to continue to make, significant investments in the new and emerging technologies.
      The most significant revenue contributors are the regulated local exchange telephone company, which accounted for 54.5% of total revenues in 1996, 47.2% in 1997, and 43.6% in 1998, and the cellular dominated operations of the Mobile subsidiary, which accounted for 26.0% of total revenues in 1996, 27.2% in 1997, and 27.4% in 1998. Other significant services provided are paging, personal communications services (PCS), cable television, Internet access, long distance, and fiber facilities and towers leased to other telecommunications carriers. The Company also sells and leases equipment, mainly related to services provided. The Company also participates in emerging technologies by direct investments in non-affiliated companies.

RESULTS OF OPERATIONS
      The regulated telephone company's largest source of revenue continues to be for access to the local exchange network by interexchange carriers. These revenues increased 6.6% in 1998 compared to 4.6% in 1997. The change in access revenues generally corresponds with growth in minutes of use and in access lines. The minutes of use increased 9.3% during 1998 compared to an increase of 5.7% in 1997. The number of access lines increased by 3.8% in 1998 and 4.2% in 1997.
      Mobile revenues, which are the single largest revenue source outside of the regulated telephone local exchange operations, are mainly derived from wireless communications services. Local cellular service revenues increased $737,243 or 20.1% in 1998, compared to $682,021 or 22.8% in 1997. Outcollect roamer revenues increased $387,668 or 8.9% in 1998, compared to $960,240 or 28.2% in 1997. The increase in local cellular revenues reflects a 21.0% increase in the customer base in 1998 and a 31.8% increase in 1997.
      Cable Television revenues increased principally as a result of an increase in rates in early 1998. In 1997, revenues increased significantly due to the September 30, 1996 acquisition of the Shenandoah County cable television assets of FrontierVision Operating Partners, LP, which more than doubled the customer base. Cable Television revenues increased 23.2% in 1998 as compared to 96.8% in 1997.
      The increase in ShenTel Service revenues was 19.6% for 1998 compared to a 25.3% increase in 1997. Both increases are due to expansion of our Internet service operation.
      Long Distance revenues are principally for toll calls placed to locations outside the regulated telephone service area. These revenues increased by 3.1% in 1998 following a decline of 13.4% in 1997, due principally to market share changes.
      PCS revenues increased by 78.8% in 1998 and 352.0% in 1997, due to customer growth. Network revenues are for leasing capacity tointerexchange carriers on the Company's fiber optic facilities in West Virginia and Maryland. This service experienced no revenue increase in 1998, and a 14.9% increase in 1997.
      Cost of Products Sold decreased by $725,305 or 33.1% in 1998, following an increase of 563,629 or 34.7% in 1997, due principally to volume changes in handsets sold in the Personal Communications Service operation.
      Plant Specific is chiefly comprised of ongoing operating and maintenance expenses for the physical plant. This category increased by 4.9% in 1998 and 20.2% in 1997. The cable television acquisition discussed above is principally responsible for the large increase in 1997.
      The largest expense category in 1998 was Network and Other. The increase in this category was due primarily to increases of switching and facility costs attributed to the PCS, Cellular, and Internet service operations. These costs increased $1,002,255 or 22.4% in 1998 compared to $1,189,925 or 36.2% in 1997, primarily due to the rapidly increasing customer base for these operations.
      Depreciation and Amortization increased by 16.0% in 1998 compared to 32.6% in 1997. The smaller percentage increase in 1998 is attributed to the longer useful lives of plant placed in service in 1998, as compared to 1997.
      The increases in Taxes other than income in 1998 and 1997 were primarily due to property taxes associated with the increased amount of Plant in Service.
      The Non-operating Income Less Expenses category consists mainly of the income or loss from interest bearing instruments and external investments made by the Company. The increase reflected on the income statement is principally due to income recognized in one of the Company's partnership investments.

LIQUIDITY AND CAPITAL RESOURCES
      The Company has two principal sources of funds for financing current expansion activities. First, the Company has a loan agreement with the Rural
Telephone Bank (RTB) with approximately $3,000,000 remaining for future advances. Expenditure of these loan funds is limited to capital projects for the regulated local exchange carrier subsidiary.
      The second principal liquidity source is a credit facility agreement with CoBank, entered into in July 1996. Pursuant to this agreement, the Company can borrow up to $25,000,000 for a three-year period ending September 1, 1999. During this period only interest is payable. On September 1, 1999, the outstanding principal balance will be amortized and repaid in monthly installments over the next twelve years, with the final installment due August 20, 2011. Draws on this loan for 1998 totaled $2,205,500 compared to $2,606,500 in 1997. These draws, on top of 1996's draws of $13,468,000, leave approximately $6,720,000 for future advances.
      The Company's Board of Directors has approved a 1999 capital budget of potential projects totaling approximately $17,780,000. This budget includes approximately $8,660,000 for the telephone local exchange company, primarily for central office equipment and fiber optic and metallic cable facilities. The Company expects to finance these planned additions through internally generated cash flows and additional advances from the RTB note and CoBank agreement. The Company secured lines of credit for $2 million with First Union Bank and for $5 million with CoBank in 1998. No draws were outstanding on these lines of credit as of December 31, 1998.

IMPACT OF THE YEAR 2000 ISSUE
   The Year 2000 (Y2K) issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Some computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. Year 2000 readiness means the ability to (a) continue to operate without substantial interruption attributable to the inability of systems to correctly process, provide, store and receive date data in and around the Year 2000 and
(b) to mitigate the risks associated with such system limitations to an acceptable level. The Company has developed a four-phase program for Y2K readiness.
   Phase I (Inventory and Assessment): In this Phase, an inventory was conducted of all hardware and software that might be at risk, including third-party businesses whose Y2K failures might significantly impact the Company, and an assessment was made on corrective direction. A Y2K Task Force, reporting to senior management, started work on this Phase in 1997. The Company determined that software provided by third parties was its most vulnerable link to the Y2K event. The at-risk software included switching, end user billing, carrier access billing, and financial accounting systems. The Company further identified that it had one mainframe and a local area network consisting of a server and approximately 75 individual microcomputers that may be vulnerable.
   Phase II (Strategy): In this Phase, the Company determined whether each at-risk system should be classified as "routine upgrade", "obsolete", or "non-critical." A "routine upgrade" involves the upgrade of hardware or software as part of the normal course of doing business. An "obsolete" designation involves total replacement in that the application no longer meets our business needs. A "non-critical" designation is for those applications that can be addressed through simple work-around solutions, manual updates, or other inexpensive measures. The majority of this classification work was completed mid-1998.
   Phase III (Installation and Testing): In this Phase, the selected approach to Y2K remediation is executed. The information that follows reflects the Company's current plans and estimates as of February 1999 and is subject to change. Routine upgrade classification: A performance enhancing upgrade of the mainframe computer, which also made the hardware and operating system Y2K compliant, was performed in the first quarter of 1998. The main telephone switches received new feature upgrades, incorporating Y2K compliance, in the fourth quarter of 1998. The latest releases of end user billing software, which are currently in testing and are expected to be in service in the second quarter of 1999, have been represented by the vendors to be Y2K compliant. The local area network, comprised of the hardware and software on the server and the microcomputers, is scheduled to be Y2K compliant by the end of the second quarter of 1999. Obsolete classification: Approximately 90% of the testing has been completed on new financial software and new carrier access billing software, with both systems scheduled to be placed in service in the second quarter of 1999. Non-critical classification: The measures identified to deal with these low priority systems are expected to be tested by the end of the second quarter of 1999, and implemented as necessary.
   Phase IV (Monitoring and Contingency Planning): In this Phase, the implemented changes are monitored and backup plans designed where necessary. With the majority of the required hardware and software changes completed by mid-1999, the Company will be utilizing the changes in a production setting. This approach minimizes disruption to current operations and provides a basis for ongoing testing and monitoring. Contingency plans, if deemed necessary, will be developed in mid-1999.
      With this four-phase program, where the normal business practice of weighing replacement against adopting routine upgrades was followed, the Company believes that its non-routine expense in making its core operations Y2K compliant will be minimal. The Company has also reviewed other third party relationships that could affect its operation. Most relationships are with large interexchange carriers and suppliers who state that they are or will be Y2K compliant.

                                    /s/ Laurence F. Paxton
                                        ----------------------
                                        Laurence F. Paxton
                                        Vice President-Finance



[GRAPH APPEARS HERE]



                          1993 REVENUES        1998 REVENUES
Telephone                    63.30%                 43.64%
Cable TV                      3.75%                  8.70%
ShenTel Service               6.28%                  7.11%
Long Distance                 6.39%                  2.61%
Mobile                       17.31%                 27.41%
Network                       2.09%                  1.73%
PCS                           0.00%                  8.80%
Other                         0.89%                  0.00%



[CAPTION) Five Year Comparison of Revenue Sources

[GRAPHIC APPEARS HERE]

Members of Shentel Senior Management Team
(Seated l to r) Pirtle, Paxton. (Standing l to r) Fadely, Soltis, French, Ferguson, MacDonald.





                  Five-Year Summary of Selected Financial Data


                              1998         1997        1996        1995        1994
                            ----------  ----------- ----------- ----------- -----------
Operating Revenues        $ 35,594,025 $ 30,970,348 $25,429,854 $21,919,150  $20,229,178
Operating Expenses        $ 25,089,784 $ 22,603,314 $17,485,203 $13,027,468  $12,050,713
Income Taxes              $  3,598,642 $  2,593,631 $ 2,821,586 $ 3,572,956  $ 2,577,641
Interest Expenses         $  1,501,729 $  1,556,352 $   803,300 $   685,971  $   658,908
Gain (loss) on Security
   Dispositions           $        -   $    (48,628)$   228,250 $ 1,141,386  $        -
Net Income                $  5,603,775 $  4,479,563 $ 4,994,589 $ 6,230,685  $ 4,851,019
Net Income from
Operations (1)            $  5,364,242 $  4,530,642 $ 4,790,006 $ 5,522,904  $ 4,851,019
Total Assets              $ 93,445,744 $ 89,407,902 $79,374,097 $59,896,990  $52,464,150
Long-term Obligations     $ 29,262,346 $ 27,360,660 $24,706,239 $10,558,953  $ 9,941,209

Stockholder Information (2)
   Number of Stockholders        3,654        3,567       3,399       3,226        2,979
   Shares of Stock           3,755,760    3,760,760   3,760,760   3,760,760    3,760,760
   Earnings per Share
      - basic & diluted   $       1.49 $       1.19  $     1.33  $     1.66   $     1.29
   Cash Dividend per Share
      - regular           $        .51 $        .43  $      .42  $      .42   $     .375
      - special           $         -  $         -   $       -   $      .06   $      -



(1) Excludes gains and losses on external investments unaffiliated with operations. (2) The information has been restated to reflect a 2-for-1 split to stockholders of record January 23, 1995.


                                   Statistics

                                                                      Percent
                                                           Increase   Increase
                                      1998        1997    (Decrease) (Decrease)
      TELEPHONE
      Access Lines
         Residential                  17,176     16,505        671        4.1
         Business Single-Line          3,580      3,473        107        3.1
         Paystations                     288        273         15        5.5
         Business Multi-Line           1,313      1,290         23        1.8
                                ------------------------------------------------
             Totals                   22,357     21,541        816        3.8


      Access Lines by Exchange
         New Market                    2,655      2,534        121        4.8
         Mt. Jackson                   2,432      2,332        100        4.3
         Edinburg                      2,911      2,904          7         .2
         Fort Valley                     693        670         23        3.4
         Woodstock                     5,278      5,067        211        4.2
         Toms Brook                    1,634      1,552         82        5.3
         Strasburg                     4,348      4,166        182        4.4
         Basye                         1,978      1,910         68        3.6
         Bergton                         428        406         22        5.4
                                ------------------------------------------------
            Totals                    22,357     21,541        816        3.8


      Exchanges                            9          9          -         -

      Long Distance Calls
         Operator Handled            275,403    393,345   (117,942)     (30.0)
         Direct Dialed            14,275,111 13,030,361  1,244,750        9.6
                                ------------------------------------------------
            Totals                14,550,514 13,423,706  1,126,808        8.4

      Switched Access Minutes    105,465,690 96,474,853  8,990,837        9.3


      OTHER SERVICES
      CATV                             8,428      8,186        242        3.0
      Paging                           4,112      3,089      1,023       33.1
      VoiceMail                        1,843      1,660        183       11.0


         PLANT FACILITIES                        Telephone          CATV
         Route Miles                                1,976.2         457.6
         Customers Per Route Mile                      11.3          18.4
         Miles of Distribution Wire                   530.3           -
         Telephone Poles                            7,857            13
         Miles of Aerial Copper Cable                 359.8         149.2
         Miles of Buried Copper Cable               1,310.9         267.3
         Miles of Underground Copper Cable             36.8           1.5
         Fiber Optic Cable - Fiber Miles            4,778.0           -
         Lines of Switching Equipment              30,130             -
         Intertoll Circuits to Interexchange        1,228             -
         Carriers
         Special Service Circuits to                  197             -
         Interexchange Carriers

             SHENANDOAH TELECOMMUNICAITONS COMPANY AND SUBSIDIARIES

                         SUBSIDIARIES OF THE REGISTRANT


      The following are all subsidiaries of Shenandoah Telecommunications Company, and are incorporated in the State of Virginia.


-     Shenandoah Telephone Company

-     Shenandoah Cable Television Company

-     Shenandoah Long Distance Company

-     Shenandoah Valley Leasing Company

-     Shenandoah Mobile Company

-     Shenandoah Network Company

-     Shenandoah Personal Communications Company

Exhibit 23

                         CONSENT OF INDEPENDENT AUDITORS



      As independent auditors, we hereby consent to the incorporation of our report, dated January 29, 1999, incorporated by reference in this annual report of Shenandoah Telecommunications Company on Form 10-K, into the Company's previously filed Form S-8 Registration Statement, File No. 333-21733 and Form S-3D Registration Statement No.333-74297.



Richmond, Virginia
March 30, 1999