Form 10-Q
period 1999-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 1999-05-19
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              Form 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


                   For Quarter Ended March 31, 1999

                    Commission File Number 0-9881


                SHENANDOAH TELECOMMUNICATIONS COMPANY
        (Exact name of registrant as specified in its charter)



         Virginia                                               54-1162806
(State or other jurisdiction of                             (I.R.S. Employer
of incorporation or organization                         Identification  Number)


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


            Class                                  Outstanding at April 30, 1999
Common Stock, No Par Value                                3,755,760 Shares

               SHENANDOAH TELECOMMUNICATIONS COMPANY
                SHENANDOAH TELECOMMUNICATIONS COMPANY





                                INDEX




                                                                  Page
                                                                Number

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          March 31, 1999 and December 1998                         1-2

          Condensed Consolidated Statements of Income
          Three Months Ended March 31, 1999 and 1998               3-4

          Condensed Consolidated Statements of Cash Flow
          Three Months Ended March 31, 1999 and 1998                 5

          Notes To Consolidated Financial Statements                 6

Item II.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations           7-13


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters To a Vote of Security Holders       14

Item 6.   Exhibits and Reports On Form 8-K                          14

          Signatures                                                15

                SHENANDOAH TELECOMMUNICATIONS COMPANY
                       AND SUBSIDIARY COMPANIES
                    PART I. FINANCIAL INFORMATION
                     ITEM I. FINANCIAL STATEMENTS
                CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                   March 31, 1999    December 31, 1998
                                    (Unaudited)
Current Assets
  Cash & cash equivalents           $  6,722,110      $  4,891,109
  Investment held to
    maturity sec                               0           499,581
  Accounts receivable                  4,328,367         4,272,016
  Materials                            3,091,142         3,488,137
  Prepaid and other current
    assets                               581,957           777,853
                                         -------           -------
Total Current Assets                  14,723,576        13,928,696

Securities and Investments
  Available for sale
    securities                         2,170,794         2,677,789
  Other investments                    5,792,191         5,921,206
                                       ---------         ---------
                                       7,962,985         8,598,995

Net Property, Plant and Equipment
  Plant in service                    91,002,585        88,427,844
  Plant under construction             5,191,411         5,670,371
                                       ---------         ---------
                                      96,193,996        94,098,215
  Less accumulated
    depreciation                      30,513,595        29,063,738
                                      ----------        ----------
                                      65,680,401        65,034,477

Other Assets
Cost in excess of net assets of
  business acquired, less
  accumulated amortization             4,687,673         4,876,215
Deferred charges and other
  assets                                 519,872           354,216
Radio spectrum license net of
  accumulated amortization               640,922           653,145
                                         -------           -------
                                       5,848,467         5,883,576

                                    $ 94,215,429      $ 93,445,744
                                    ============      ============








  See accompanying notes to the condensed consolidated financial statements

                SHENANDOAH TELECOMMUNICATIONS COMPANY
                       AND SUBSIDIARY COMPANIES
                    PART I. FINANCIAL INFORMATION
                     ITEM I. FINANCIAL STATEMENTS
                CONDENSED CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND EQUITY


                                                  March 31,       December 31,
                                                    1999              1999
                                                 (Unaudited)
                                               ---------------   ---------------
Current Liabilities
  Current maturities of
    long-term debt                                 $ 1,073,309       $   863,972
  Accounts payable                                   1,218,166         1,149,286
  Advance billings & payments                          607,914           712,581
  Customers' deposits                                  120,898           113,586
  Accrued compensation                                 624,133           890,443
  Other current liabilities                            800,836         1,072,422
  Income taxes payable                                 505,007                 0
  Other taxes payable                                  567,116           214,433
                                                   -----------       -----------
Total Current Liabilities                            5,517,379         5,016,723

Long-term Debt, less current maturities             28,044,137        28,398,374

Other Liabilities and Deferred Credits
  Deferred investment tax credit                       128,513           145,909
  Deferred income taxes                              6,544,195         6,741,121
  Pension & other                                    1,451,416         1,331,465
                                                   -----------       -----------
                                                     8,124,124         8,218,495

Minority Interests                                   1,987,864         2,265,426

Stockholders' Equity
  Common stock                                       4,734,377         4,734,377
  Retained earnings                                 45,486,627        44,173,730
  Unrealized gains on available
    for sale securities                                320,921           638,619
                                                   -----------       -----------
                                                    50,541,925        49,546,726
                                                    ----------        ----------

                                                    94,215,429        93,445,744
                                                   ===========       ===========




See accompanying notes to the condensed consolidated financial statements

                SHENANDOAH TELECOMMUNICATIONS COMPANY
                       AND SUBSIDIARY COMPANIES
                    PART I. FINANCIAL INFORMATION
                     ITEM I. FINANCIAL STATEMENTS
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                    Three months ended March 31,
                                                        1999             1998
                                                     (Unaudited)
OPERATING REVENUES
  Telephone revenues
    Local service                                    $  960,104      $   922,032
    Access                                            1,890,951        1,924,320
    Toll                                                  5,802           12,634
    Miscellaneous:
     Directory                                          314,146          293,487
     Facility leases                                    502,382          502,615
     Billing & collection                               123,952          118,424
     Other miscellaneous                                 37,987           41,406
                                                         ------           ------
  Total telephone revenues                            3,835,324        3,814,918
  Cable television revenues                             785,741          716,668
  ShenTel service revenues                              932,744          526,367
  Leasing revenues                                        3,294            4,585
  Mobile revenues                                     2,421,434        2,057,042
  PCS revenues                                          702,478          666,736
  Long distance revenues                                280,259          218,833
  Network revenues                                      153,733          153,733
                                                        -------          -------
Total Revenues and Sales                              9,115,007        8,158,882

OPERATING EXPENSES
  Cost of products and services sold                    462,114          365,258
  Line costs                                            107,176          100,379
  Plant specific                                        755,839          699,411
  Plant non-specific:
    Network & other                                   1,494,575        1,240,576
    Depreciation                                      1,557,936        1,281,531
  Customer operations                                 1,213,148        1,153,851
  Corporate operations                                  668,269          735,277
  Other operating expenses                              264,517          133,509
  Taxes other than income                                39,368          218,719
                                                         ------          -------
Total Operating Expense                               6,562,942        5,928,511
                                                      ---------        ---------
Operating Income                                      2,552,065        2,230,371

See accompanying notes to the condensed consolidated financial statements

               SHENANDOAH TELECOMMUNICATIONS COMPANY
                       AND SUBSIDIARY COMPANIES
                    PART I. FINANCIAL INFORMATION
                     ITEM I. FINANCIAL STATEMENTS

                                                    Three months ended March 31,
                                                      1999               1998
                                                  (Unaudited)

Non-operating income less expense                     232,530           209,387
Interest Expense                                      468,561           312,844
                                                      -------           -------
Income before income taxes                          2,316,034         2,126,914
Provision for income taxes                            784,639           682,942
                                                      -------           -------
Net income before minority interest                 1,531,395         1,443,972
Minority interest                                    (218,498)         (255,609)
                                                     --------          --------
Net income                                        $ 1,312,897       $ 1,188,363
                                                  ===========       ===========

Weighted average common
  shares outstanding                                 3,755,760         3,758,316
  Basic and diluted earnings per share            $       0.35    $         0.32






















See accompanying notes to the condensed consolidated financial statements

                SHENANDOAH TELECOMMUNICATIONS COMPANY
                       AND SUBSIDIARY COMPANIES
                    PART I. FINANCIAL INFORMATION
                     ITEM I. FINANCIAL STATEMENTS
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                    Three months ended March 31,
                                                           1999          1998
                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                              1,312,897   1,188,363
Adjustments to reconcile net income to net
cash
provided by operating activities:
  Depreciation & amortization                             1,557,936   1,281,531
  Deferred taxes                                           (196,926)    255,705
  Investment (gains)/losses                                  53,843    (263,333)
  Income (losses) on equity investments                    (277,562)    (84,391)
  Other                                                     (95,720)    156,243
  Decrease/(increase) in
    Accounts receivable                                     (56,351)   (734,410)
    Materials                                               396,995    (827,707)
  Increase/(decrease) in
    Accounts payable                                         68,880    (726,320)
    Income taxes payable                                    505,007     700,650
    Deferrals & accruals                                     33,279     (48,548)
                                                             ------     -------
Net cash provided by operating activities                 3,302,278     381,751

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property plant & equipment                 (2,090,427) (2,830,985)
  Purchase of investment securities                         (38,697)          0
  Maturity of held-to-maturity securities                   499,581           0
  Cash flows from securities                                303,166     602,638
  Other                                                           0      (3,789)
                                                            -------      ------
Net cash used in investing activities                    (1,326,377) (2,232,136)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long term debt                                    0   2,166,556
  Stock Redemption                                                0    (100,000)
  Principal payments on long term debt                     (144,900)   (137,347)
Net cash provided by financing activities                  (144,900)  1,929,209
                                                           --------   ---------
NET INCREASE IN CASH                                      1,831,001      78,824
CASH AND CASH EQUIVALENTS:
  Beginning                                               4,891,109   5,203,521
                                                          ---------   ---------
  Ending                                                $ 6,722,110 $ 5,282,345
                                                        =========== ===========

See accompanying notes to the condensed consolidated financial statements

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


1. In the opinion of management, the accompanying condensed financial statements which are unaudited, except for the condensed balance sheet at December 31, 1998, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Shenandoah Telecommunications Company's financial position as of March 31, 1999 and the results of operations and cash flows for the three month periods ended March 31, 1999 and 1998.

      While the Company believes that the disclosures presented are adequate, to make the information not misleading it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-K.

2.    The results of operations for the three-month period ended
      March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

3. The earnings per common share were computed on the weighted average number of shares outstanding. The Company has stock options outstanding, which are not dilutive; therefore basic and diluted earnings per share are the same.

4. Other comprehensive income consists of the unrealized holding gains and losses on the Company's available-for-sale investment. The unrealized holding loss net of tax for the three month period ended March 31, 1999 was $317,698 and the unrealized holding loss net of tax for the three month period ended March 31, 1998 was $395,001. Other comprehensive income equaled $995,199 for the three month period ended March 31, 1999 and $793,361 for the same period in 1998.

                     SHENANDOAH TELECOMMUNICATIONS COMPANY
                            AND SUBSIDIARY COMPANIES

                  ITEM II, MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following tables set forth, for the periods indicated, the percentages which certain items reflected in the financial data bear to total operating revenue and the percentage increase of such items as compared to the indicated prior period:


                                 RELATIONSHIP TO      PERIOD TO PERIOD
                                 TOTAL REVENUES     INCREASE OR DECREASE

                               Three months ended    Three months ended
                                    March 31,             March 31,
                                    1999  1998        1999-98 1998-97
OPERATING REVENUES             (Unaudited)         (Unaudited)
Telephone revenues
    Local service                   10.5% 11.3%          4.1%   7.3%
    Access                          20.8% 23.6%         -1.7%  10.6%
    Toll                             0.1%  0.2%        -54.1% 105.9%
    Miscellaneous:
     Directory                       3.5%  3.6%          7.0%   7.5%
     Facility leases                 5.5%  6.2%         -0.1%   5.4%
     Billing & collection            1.4%  1.5%          4.7%  12.8%
     Other miscellaneous             0.4%  0.5%         -8.3% -14.4%
  Total telephone revenues          42.1% 46.8%          0.5%   8.8%
  Cable television revenues          8.6%  8.8%          9.6%  16.5%
  ShenTel service revenues          10.2%  6.5%         77.2%  11.1%
  Leasing revenues                   0.0%  0.1%        -28.2%  26.6%
  Mobile revenues                   26.6% 25.2%         17.7%  14.9%
  PCS revenues                       7.7%  8.2%          5.4% 160.9%
  Long distance revenues             3.1%  2.7%         28.1%  -9.6%
  Network revenues                   1.7%  1.9%          0.0%   0.0%
Total Revenues and Sales           100.0% 100.0%        11.7%  15.9%

OPERATING EXPENSES
  Cost of products and               5.1%  4.5%         26.5%  -8.0%
services sold
  Line costs                         1.2%  1.2%          6.8%   5.3%
  Plant specific                     8.3%  8.6%          8.1%  12.4%
  Plant non-specific:
    Network & other                 16.4% 15.2%         20.5%  33.4%
    Depreciation                    17.1% 15.7%         21.6%  15.4%
  Customer operations               13.3% 14.1%          5.1%  15.9%

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                            AND SUBSIDIARY COMPANIES

                  ITEM II, MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following tables set forth, for the periods indicated, the percentages which certain items reflected in the financial data bear to total operating revenue and the percentage increase of such items as compared to the indicated prior period:


                                 RELATIONSHIP TO      PERIOD TO PERIOD
                                 TOTAL REVENUES     INCREASE OR DECREASE

                               Three months ended  Three months ended
                                    March 31,             March 31,
                                    1999  1998       1999-98  1998-97
OPERATING EXPENSES (CONTINUED) (Unaudited)         (Unaudited)
  Corporate operations               7.3%  9.0%         -9.1%   9.8%
  Other operating expenses           2.9%  1.6%         98.1% -31.5%
  Taxes other than income            0.4%  2.7%        -82.0% 122.8%
Total Operating Expense             72.0% 72.7%         10.7%  15.9%
Operating Income                    28.0% 27.3%         14.4%  15.7%
Gain on Sale of Investment
Non-operating income less            2.6%  2.6%         11.1%  -8.7%
expense
Interest Expense                     5.1%  3.8%         49.8% -12.2%
Income before income taxes          25.4% 26.1%          8.9%  18.1%
Provision for income taxes           8.6%  8.4%         14.9%  18.6%
Net income before minority          16.8% 17.7%          6.1%  17.8%
interest
Minority interest                   -2.4% -3.1%        -14.5%  21.1%
Net income                          14.4% 14.6%         10.5%  17.1%

               SHENANDOAH TELECOMMUNICATIONS COMPANY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Shenandoah  Telecommunications  Company  is  a  diversified   telecommunications
holding company providing both regulated and unregulated telecommunications services through its nine wholly-owned subsidiaries.

This industry is in a period of transition from a protected monopoly to a competitive environment as evidenced by the passage of the Telecommunications Act of 1996. As a result, Shenandoah Telecommunications has made and plans to continue to make significant investments in the new and emerging technologies and opportunities. The most significant revenue contributors are the regulated telephone local exchange company accounting for 42.1% of revenue and the cellular dominated operations of the Mobile subsidiary, accounting for 26.6% of revenue during the most recent quarter. Other significant services provided are paging, personal communications services (PCS), cable television, Internet access, long distance, and fiber facilities and towers leased to other telecommunications carriers. The Company also sells and leases equipment, mainly related to services provided. The Company's new subsidiary, ShenTel Communications, was granted a certificate in March 1999 to provide competitive local exchange service in portions of Virginia that are outside the present franchised serving area of our regulated telephone subsidiary. A lengthy planning process, including negotiation for inter-connection with other local exchange carriers, is anticipated. The Company also participates in emerging technologies by direct investment in non-affiliated companies.

RESULTS OF OPERATIONS
The regulated local exchange company's largest source of revenue continues to be for access to the local exchange network by interexchange carriers. The volume for approximately two-thirds of these access revenues generally tracks with changes in minutes of use, subject to tariff changes. The minutes of use during the first quarter of 1999 increased 5.8%, compared to an increase of 11.9% in 1998. The associated revenues decreased 1.7% in first quarter 1999 compared to a 10.6% decrease in 1997. Management attributes the 1999 changes to interstate tariff reductions, and the 1998 changes to inclement weather (which increased access demand) experienced the first quarter of 1997. First quarter cable television revenues increased 9.6% over the first quarter of 1998 due an increase in the customer base and subscriber based rebates. The 1998 increase of 16.5% was due to rate increases and a 4.0% increase in the customer base.

               SHENANDOAH TELECOMMUNICATIONS COMPANY

                SHENANDOAH TELECOMMUNICATIONS COMPANY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

The increase in the ShenTel Service revenues category for the first quarter of 1999 was 77.2% compared to 11.1% in 1998. This was due to increases in Internet service revenues. First quarter 1999 revenues from our Internet service operations were up $229,000 or 76.4% compared to the first quarter of 1998, and $118,000 or 64.9% during this period the previous year. These increases are due to the increasing customer base. In first quarter 1999, there was also a gain of $164,000 or 23.7% in equipment sales. The increase in Internet access revenues were partially offset by decreases in equipment sales, with a decrease of $70,000 or 50.2% compared to the first quarter of 1998. Financing lease revenues are chiefly for leases and rentals of customer premise equipment such as PBXs sold through Company subsidiaries. The Mobile revenues are mainly comprised of revenues from wireless communications services. First quarter 1999 local cellular revenues increased $108,000 or 10.9% compared to the same period in 1998. First quarter 1999 outcollect roamer revenues increased $161,000 or 16.7% compared to 1998 first quarter, due in part to network expansions and upgrades made in the second half of 1999. Total revenues from the Cellular operation accounted for 24.9% of total Company revenues in the first quarter, compared to 23.9% in the first quarter of 1998. First quarter 1999 Cost of Goods Sold increased $97,000 or 26.5% due principally to an increase in the number of units sold in the cellular operation and equipment sales in the ShenTel subsidiary. The expense category Network and Other consists primarily of network support, engineering and leased facilities costs. Of the 20.5% or $254,000 increase for the first quarter of 1999 over the first quarter of 1998, $101,000 is due from the PCS operation and $168,191 is due to increases from our cellular operation. Depreciation and Amortization, our largest expense category, was $276,000 or 21.6% higher in the first quarter of 1999 compared to 1998. This is due to the pace of plant acquisition. Plant in Service increased $15,645,000 or 20.8% at the end of the first quarter of 1999 compared to 1998. The Other Operating Expense category consists of royalty expense paid to programming providers for the Cable Television subsidiary. The increase in these expenses year-to-date compared with the first quarter of 1998 is due to an increase in channels offered.

                SHENANDOAH TELECOMMUNICATIONS COMPANY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

The Non-operating Income Less expenses category consists mainly of the income or loss from investments made by the Company. This category showed an increase of 11.1% in the first quarter compared to the same period in 1998, primarily due to partnership income from one of the telephone subsidiary's investments. Interest expense had increased $156,000 or 49.8% in the first quarter compared to the first quarter of 1998, due primarily to larger capitalized interest costs for plan under construction in the telephone subsidiary. The Company began drawing funds on the CoBank note (described below) in the third quarter of 1996. Draws on this note at March 31, 1999 equaled $18,280,000, an increase of $100,000 from March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

On August 2, 1996, the Company signed a note with CoBank to borrow up to $25 million. The term of the loan is for up to 15 years, with multiple interest options. The Company began drawing these funds in the third quarter of 1996. A majority of these funds were used for the acquisition of the Shenandoah County CATV assets of FrontierVision in September of 1996, and to finance the building of the new network for the PCS operation. The Company anticipates making additional draws on this note in 1999 to fund, in part, the $9,100,000 of potential capital projects for the non-telephone subsidiaries. Under the present terms of the CoBank agreement, no further draws can be made after August 31, 1999. Management is currently in discussion with CoBank about modifying the agreement. The Company budgeted capital expenditures of approximately $8,600,000 for the Telephone subsidiary in 1999. These capital needs will be met through internally generated cash flows and the existing Rural Telephone Bank note. the loan agreement with the RTB allows for additional borrowings of approximately $3,000,000. Expenditures of these loan funds are limited to capital projects for the regulated local exchange carrier. IMPACT OF THE YEAR 2000 ISSUE The Year 2000 (Y2K) issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Some computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. Year 2000 readiness means the ability to (a) continue to operate without substantial interruption attributable to the inability of systems to correctly process, provide, store and receive date data in and around the Year 2000 and (b) to mitigate the risks.

                SHENANDOAH TELECOMMUNICATIONS COMPANY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


IMPACT OF THE YEAR 2000 ISSUE (Continued) associated with such system limitations to an acceptable level. The Company has developed a four-phase program for Y2K readiness. Phase I (Inventory and Assessment): In this Phase, an inventory was conducted of all hardware and software that might be at risk, including third-party businesses whose Y2K failures might significantly impact the Company, and an assessment was made on corrective direction. A Y2K Task Force, reporting to senior management, started work on this Phase in 1997. The Company determined that software provided by third parties was its most vulnerable link to the Y2K event. The at-risk software included switching, end user billing, carrier access billing, and financial accounting systems. The Company further identified that it had one mainframe and a local area network consisting of a server and approximately 75 individual microcomputers that may be vulnerable. Phase II (Strategy): In this Phase, the Company determined whether each at-risk system should be classified as "routine upgrade", "obsolete", or "non-critical." A "routine upgrade" involves the upgrade of hardware or software as part of the normal course of doing business. An "obsolete" designation involves total replacement in that the application no longer meets our business needs. A "non-critical" designation is for those applications that can be addressed through simple work-around solutions, manual updates, or other inexpensive measures. The majority of this classification work was completed mid-1998. Phase III (Installation and Testing): In this Phase, the selected approach to Y2K remediation is executed. The information that follows reflects the Company's current plans and estimates as of February 1999 and is subject to change. Routine upgrade classification: A performance enhancing upgrade of the mainframe computer, which also made the hardware and operating system Y2K compliant, was performed in the first quarter of 1998. The main telephone switches received new feature upgrades, incorporating Y2K compliance, in the fourth quarter of 1998. The latest releases of end user billing software, which are currently in testing and are expected to be in service in the second quarter of 1999, have been represented by the vendors to be Y2K compliant. The local area network, comprised of the hardware and software on the server and the microcomputers, is scheduled to be Y2K compliant by the end of the second quarter of 1999. Obsolete classification: Approximately 90% of the testing has been completed on new financial software and new carrier access billing software, with both systems scheduled to be placed in service in the second quarter of 1999. Non-critical classification: The measures identified to deal with these low priority systems are expected to be tested by the end of the second quarter of 1999, and implemented as necessary.

               SHENANDOAH TELECOMMUNICATIONS COMPANY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


IMPACT OF THE YEAR 2000 ISSUE (Continued

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

           A.   Exhibit 27  -  Financial Data Schedule

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

                     SHENANDOAH TELECOMMUNICATIONS COMPANY
                     (Registrant)




May 17, 1999         /s/CHRISTOPHER E. FRENCH
                     Christopher E. French
                     President



May 17, 1999         /s/LAURENCE F. PAXTON
                     Laurence F. Paxton
                     Vice President - Finance