Form 10-Q
period 1999-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 1999-08-16
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1999

                          Commission File Number 0-9881


                      SHENANDOAH TELECOMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)



          Virginia                                                54-1162806
          --------                                                ----------
(State or other jurisdiction                                     (IRS Employer
of incorporation or                                               Identification
organization)                                                     Number)


                     P.O. Box 459, Edinburg, Virginia 22824
                     --------------------------------------
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

                      YES        X                        NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


          Class                                  Outstanding at August 10, 1999
          -----                                  ------------------------------
Common Stock, No Par Value                              3,755,760 Shares

                     SHENANDOAH TELECOMMUNICATIONS COMPANY


                                     INDEX
                                                                       Page
                                                                       Number

PART I.   FINANCIAL INFORMATION

Item I.    Financial Statements

          Consolidated Balance Sheets
          June 30, 1999 and December 31, 1998                           1 - 2

          Consolidated Statements of Income
          Three Months and Six Months Ended
          June 30, 1999 and 1998                                        3 - 4

          Consolidated Statements of Cash Flow
          Six Months Ended
          June 30, 1999 and 1998                                            5

          Condensed Consolidated Statement
          of Stockholders' Equity                                           6

          Notes To Consolidated Financial
          Statements                                                        7

Item II.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                   8 - 13

PART II.  OTHER INFORMATION

 Item 4.  Submission of Matters To a Vote
          1of Security Holders                                             16

Item 6.   Exhibits and Reports On Form 8-K                                 16

          Signatures                                                       17

                      SHENANDOAH TELECOMMUNICAITONS COMPANY
                            AND SUBSIDIARY COMPANIES
                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                              June 30, 1999  December 31, 1998
                                              -------------  -----------------
ASSETS                                         (Unaudited)
Current Assets
  Cash and cash equivalents                   $ 6,655,892      $ 4,891,109
  Held to maturity securities                     499,581
  Accounts receivable, including interest       4,448,030        4,272,016
  Materials and supplies                        3,337,876        3,488,137
  Prepaid expenses and other current assets       494,704          777,853
                                                  -------          -------
  Total current assets                         14,936,502       13,928,696

Securities and Investments
  Available-for-sale securities                 2,705,703        2,677,789
  Other Investments                             5,904,324        5,921,206
                                                ---------        ---------
                                                8,610,027        8,598,995

Property, Plant and Equipment
  Plant in service                             91,759,329       88,427,844
  Plant under construction                      6,829,844        5,670,371
                                                ---------        ---------
                                               98,589,173       94,098,215
  Less accumulated depreciation                31,840,343       29,063,738
                                               ----------       ----------
                                              $66,748,830      $65,034,477

Other assets
  Cost in excess of net assets of
   Business acquired, less accumulated
   Amortization                                 4,593,792        4,876,215
  Deferred charges and other assets               503,459          354,216
  Radio spectrum license net of
   Accumulated amortization                     1,114,914          653,145
                                                ---------          -------
                                                6,212,165        5,883,576
                                                ---------        ---------

                                              $96,507,524      $93,445,744
                                              ===========      ===========









See notes to condensed consolidated financial statements.

                     SHENANDOAH TELECOMMUNICATIONS COMPANY
                            AND SUBSIDIARY COMPANIES
                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                            June 30, 1999  December 31, 1998
                                            -------------  -----------------
LIABILITIES & STOCKHOLDERS EQUITY            (Unaudited)
Current Liabilities
  Current maturities of long-term debt      $ 1,055,645       $   863,972
  Accounts payable                            1,505,233         1,149,286
  Advance billings & payments                   494,212           712,581
  Customers' deposits                           123,574           113,586
  Accrued compensation                          489,941           890,443
  Other current liabilities                   1,127,429         1,072,422
  Other taxes payable                           381,326           214,433
                                                -------           -------
  Total current liabilities                   5,177,360         5,016,723

Long-Term Debt, less current maturities      27,932,765        28,398,374

Other Liabilities and Deferred Credits
  Deferred investment tax credit                111,116           145,909
  Deferred income taxes                       6,750,530         6,741,121
  Pension and other                           1,556,295         1,331,465
                                              ---------         ---------
                                              8,417,941         8,218,495

Minority Interests                            2,175,144         2,265,426

Stockholders' Equity
  Common stock                                4,734,377         4,734,377
  Retained earnings                          47,428,071        44,173,730
  Accumulated other comprehensive income,
   Unrealized gain on available-for-sale
   Securities, net                              641,866           638,619
                                                -------           -------
                                             52,804,314        49,546,726
                                             ----------        ----------
                                            $96,507,524       $93,445,744
                                            ===========       ===========











See accompanying notes to consolidated financial statements.

                      SHENANDOAH TELECOMMUNICAITONS COMPANY
                            AND SUBSIDIARY COMPANIES
                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                      JUNE 30                      JUNE 30
                                1999           1998          1999          1998
Operating Revenues              ----           ----          ----          ----
  Telephone:
    Local service            $ 1,008,967  $  929,325   $ 1,969,071  $ 1,851,355
    Access                     1,948,981   2,022,831     3,839,932    3,947,151
    Toll                           6,145      17,708        11,947       30,341
    Directory                    299,334     307,660       613,480      601,147
    Facility leases              621,502     494,319     1,123,884      996,934
    Billing and collection       113,515     137,710       237,467      256,134
    Miscellaneous                 43,975      39,817        81,962       81,224
                                 ------      ------        ------       ------

  Total telephone revenues     4,042,419   3,949,370     7,877,743    7,764,286
  Cable television               876,520     784,233     1,662,261    1,500,901
  ShenTel Service                796,859     573,601     1,729,603    1,099,968
  Leasing                          2,733       4,303         6,028        8,888
  Mobile                       3,158,602   2,426,328     5,580,036    4,483,371
  PCS                            937,822     910,948     1,640,300    1,577,684
  Long distance                  241,523     216,162       521,782      434,995
  Network                        169,310     153,733       323,043      307,467
                                 -------     -------       -------      -------
  Total operating revenues    10,225,788   9,018,678    19,340,796   17,177,560

Operating Expense
  Cost of products and
   services sold                 292,469     340,969       754,583      706,227
  Line costs                     112,224     108,988       219,400      209,367
  Plant specific                 814,223     609,624     1,570,062    1,309,146
  Plant non-specific:
    Network and other          1,643,780   1,443,094     3,138,355    2,683,724
    Depreciation               1,617,700   1,312,564     3,175,636    2,594,095
  Customer operations          1,285,139   1,213,359     2,498,287    2,412,045
  Corporate operations           687,227     649,256     1,355,497    1,339,532
  Other operating expenses       261,717     210,082       526,234      428,801
  Taxes other than income        160,106     134,172       199,474      267,682
  Total Operating Expense      6,874,585   6,022,108    13,437,528   11,950,619
                               ---------   ---------    ----------   ----------
  Operating Income           $ 3,351,203  $2,996,570   $ 5,903,268  $ 5,226,941




See notes to condensed consolidated financial statements.

                      SHENANDOAH TELECOMMUNICAITONS COMPANY
                            AND SUBSIDIARY COMPANIES
                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                          JUNE 30                 JUNE 30
                                     1999        1998        1999        1998
                                     ----        ----        ----        ----

Non-operating income less
 expense                        $   641,490   $ 413,381   $ 874,020 $   622,768
Interest expense                    441,565     418,422     910,126     731,266
                                    -------     -------     -------     -------
Income before income taxes        3,551,128   2,991,529   5,867,162   5,118,443
Provision for income taxes        1,170,464     997,104   1,955,103   1,680,046
                                  ---------     -------   ---------   ---------
Net income before minority
  interest                        2,380,664   1,994,425   3,912,059   3,438,397
Minority interest                  (439,220)   (326,397)   (657,718)   (582,006)
                                   --------    --------    --------    --------
  Net income                     $1,941,444 $1,668,028   $3,254,341 $ 2,856,391
                                 ========== ==========   ========== ===========

Earnings per share
  Net earnings per share,
   basic and diluted                  $0.52       $0.44       $0.87       $0.76
                                      =====       =====       =====       =====
  Weighted average common shares
  outstanding basic and diluted   3,755,760   3,755,760   3,755,760   3,757,031
                                  =========   =========   =========   =========

                See notes to condensed consolidated financial statements.

                     SHENANDOAH TELECOMMUNICATIONS COMPANY
                            AND SUBSIDIARY COMPANIES
                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL SATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UAUDITED)

                                                      Six Months Ended
                                                June 30, 1999    June 30, 1998
                                                -------------    -------------
Cash Flows from Operating Activities
 Net income                                       $ 3,254,341      $ 2,856,391
Adjustments to reconcile net income to net cash
Provided by operating activities:
  Depreciation & amortization                       3,175,636        2,596,329
  Deferred taxes                                      (59,460)         270,627
  Investment (gains)/losses                          (742,776)        (741,692)
  Minority share of income, net
   of distributions                                   (90,282)         242,005
  Other                                                66,967           57,809
  Decrease/(increase) in
    Accounts receivable                              (176,014)      (1,064,505)
    Materials                                         150,261          122,505
  Increase/(decrease) in
    Accounts payable                                  355,947          (89,389)
    Income taxes payable                              401,226          553,866
    Deferrals & accruals                             (404,031)         424,638
                                                     --------          -------
Net cash provided by operating
  activities                                        5,931,815        5,228,584

Cash Flows From Investing Activities
  Purchase of property and equipment               (4,666,121)      (6,897,415)
  Purchase of intangible assets                      (486,214)               0
  Purchase of investment securities                  (138,697)        (623,457)
  Maturities of certificates of deposit                     0          104,122
  Maturity of investment securities                   499,581        1,098,998
  Cash flows from securities                          898,355          335,231
                                                      -------          -------
Net cash used in investing activities              (3,893,096)      (5,982,521)
Cash Flows From Financing Activities
  Proceeds from long-term debt                              0        2,166,556
  Stock redemption                                          0         (100,000)
  Principal payments on long-term debt               (273,936)        (129,157)
                                                     --------         --------
Net cash provided by financing activities            (273,936)       1,937,399
                                                     --------        ---------

Net increase in cash and cash equivalents           1,764,783        1,183,462
Cash and cash equivalents:
  Beginning                                         4,891,109        5,203,521
                                                    ---------        ---------

  Ending                                          $ 6,655,892      $ 6,386,983
                                                  ===========      ===========

See notes to condensed consolidated financial statements.

                                     SHENANDOAH TELECOMMUNICATIONS COMPANY
                                           AND SUBSIDIARY COMPANIES
                                         PART I. FINANCIAL INFORMATION
                                         ITEM I. FINANCIAL STATEMENTS
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                  (UNAUDITED)
                                                                                 Accumulated
                                                                                     Other
                                                        Common        Retained  Comprehensive
                                         Shares         Stock         Earnings       Income     Total
                                         ------         -----         --------       ------     -----
Balance, January 1, 1998               3,760,760    $ 4,740,677   $ 40,579,090   $1,190,717  $46,510,484
 Comprehensive income:                                                                       -----------
  Net income                                                         5,603,775        --       5,603,775
  Change in unrealized gain on
   Securities available-for-sale,
   Net of tax ($368,110)                                                           (552,098)    (552,098)
                                                                                              ----------
  Total comprehensive income                                                                   5,051,677
                                                                                              ----------
  Dividends declared                                                (1,915,435)               (1,915,435)
  Redemption of common stock              (5,000)        (6,300)       (93,700)                 (100,000)
                                          ------         ------        -------     --------     --------

Balance, December 31, 1998             3,755,760      4,734,377     44,173,730      638,619   49,546,726
                                                                                               ---------
  Comprehensive income
   Net income                                                        3,254,341                 3,254,341
   Change in unrealized gain on
   Securities available-for-sale,
   Net of tax ($2,165)                                                                3,247        3,247
                                                                                               ---------
         Total comprehensive income                                                            3,257,588
                                       ---------       --------       --------      -------    ---------
Balance, June 30, 1999                 3,755,760    $ 4,734,377    $47,428,071     $641,866  $52,804,314
              === ====                 =========    ===========    ===========     ========  ===========

See notes to condensed consolidated financial statements.


                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of management, the accompanying condensed consolidated financial statements, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Shenandoah Telecommunications Company's financial position as of June 30, 1999 and the results of operations and cash flows for the six-month periods ended June 30, 1999 and 1998.

        While the Company believes that the disclosures presented are adequate, to make the information not misleading it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-K.

2. The results of operations for the six-month period ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

3. The earnings per common share were computed on the weighted average number of shares outstanding. The Company has stock options outstanding, which are not dilutive; therefore basic and diluted earnings per share are the same.

4. The Company has identified nine reporting segments based on the products and services each provide. Each segment is managed and evaluated separately because of differing technologies and marketing strategies. A summary of external revenues and net income for each segment is as follows:

                                    Six Months                Six Months
                                   June 30, 1999             June 30, 1998
                            External                    External
          Subsidiary        Revenues    Net Income      Revenues     Net Income
          ----------        --------    ----------      --------     ----------
          Holding         $      -     $   252,759    $       -     $   189,554
          Telephone        7,877,743     2,903,950      7,764,286     2,850,982
          Cable TV         1,662,261      (134,971)     1,500,901       (82,505)
          ShenTel          1,729,603       (37,562)     1,099,968      (220,853)
          Leasing              6,028        10,725          8,888        12,891
          Mobile           5,580,036       842,762      4,483,371       739,437
          Long Distance      521,782       102,386      1,577,684        52,828
          Network            323,043       148,406        434,995       151,090
          PCS              1,640,300      (834,114)       307,467      (837,033)
                           ---------      --------        -------      --------
          Total          $19,340,796   $ 3,254,341    $17,177,560   $ 2,856,391
                         ===========   ===========    ===========   ===========

                      SHENANDOAH TELECOMMUNICATIONS COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This report contains forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to changes in the interest rate environment; management's business strategy; national, regional, and local market conditions; and legislative and regulatory conditions. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances

Shenandoah  Telecommunications  Company  is  a  diversified   telecommunications
holding company providing both regulated and unregulated telecommunications services through its eight wholly-owned subsidiaries.

This industry has, for some time, been in a period of transition from a protected monopoly to a competitive environment. A milestone in this transition was the passage of the Telecommunications Act of 1996. As a result of this ongoing change, Shenandoah Telecommunications has made and plans to continue to make significant investments in the new and emerging technologies.

The most significant revenues are from the telephone local exchange company accounting for 39.5% of revenue and the cellular dominated operations of the Mobile subsidiary, accounting for 30.9% of revenue during the most recent quarter. Other significant services provided are paging, personal communications services (PCS), cable television, Internet access, long distance, and fiber facilities and towers leased to other telecommunications carriers. The Company also sells and leases equipment, mainly related to services provided and also participates in emerging technologies by direct investment in non-affiliated companies.

RESULTS OF OPERATIONS

Access revenues are fees for connection to the local exchange network charged to interexchange carriers. The volume for approximately two-thirds of these access revenues typically correlates with changes in minutes of use. This has not held true in 1999 due to rate reductions effective January 1, 1999. The minutes of use during the second quarter and the first six months of 1999 increased .2% and 2.9% respectively from the total minutes of use in comparative periods in 1998. The revenue decreased 2.7% in the second quarter and 3.7% year-to-date for the associated revenues.

                      SHENANDOAH TELECOMMUNICATIONS COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

Second quarter cable television revenues increased 11.8% over the second quarter of 1998, due principally to a rate increase effective April 1, 1999. The year-to-date increase is 10.8%.

The increase in the ShenTel Service revenues category for the second quarter of 1999 compared to 1998 was 38.9%. The year-to-date increase is 57.2%. This was due to increases in Internet Service revenues. The second quarter Internet revenues increased $206,509 or 57.0%. Second quarter 1998 revenues from our Internet Service operations increased $95,859 or 69.1% compared to the second quarter of 1997. Equipment sales revenue for the second quarter of 1999 increased $29,212 over second quarter 1998.

The Mobile revenues are mainly comprised of revenues from cellular services. Total cellular revenues represented 24.6% of the Company's revenues during the second quarter. Second quarter 1999 local cellular revenues increased $124,609 or 11.4% compared to the same period in 1998. The year-to-date increase is $233,017 or 11.1%. Price reductions in our service plans were more than offset by customer growth. The year-to-date increase in outcollect roamer revenues is $708,384 or 33.8%. This change is attributed to additional network facilities our Company placed in service in late 1998, complemented growth in usage. Total revenues from the Cellular operation accounted for 27.0% of total Company revenues year-to-date, compared to 24.6% for the first six months of 1998.

Long Distance revenues are principally for toll calls placed to locations outside the regulated telephone service area. These revenues increased by 11.7% for the second quarter and 20.0% for the first six months as compared to the corresponding periods in 1998. New discount calling plans have increased market share, and in combination with reduced line costs from a new contract, resulted in improved profitability for the Long Distance subsidiary.

Network revenues are derived from fiber facility leases in Maryland and West Virginia. These revenues increased 10.1% in the second quarter and 5.1% in the first six months as compared to the corresponding periods in 1998. Additional leases have been offset in part by rate reductions in this increasingly competitive business.

Cost of Goods Sold decreased 14.2% in the second quarter compared to the same period in 1998. The year-to-date increase is 6.9%. This is due primarily to the decrease in ShenTel equipment sales.

                      SHENANDOAH TELECOMMUNICATIONS COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

Plant Specific expenses consist mainly of maintenance to the Company's plant in service. This expense category increased 33.6% in the second quarter compared to the second quarter of 1998. The year-to-date increase is 19.9% over the same period of 1998, principally in the Telephone, Cable Television, and PCS companies due to network expansions.

The expense category Network and Other consists primarily of network support, engineering, and leased facilities costs. This was our largest expense category in the second quarter. These costs increased 13.9% in the second quarter compared to the second quarter of 1998. The year-to-date increase is 16.9%. These increases are primarily due to increased incollect roaming costs in the cellular operation, and increased leased facilities costs in the PCS and Internet operations due to network expansion.

Depreciation and Amortization, historically our largest expense category, was 23.3% higher in the second quarter of 1999 compared to the same period in 1998. This is principally due to the pace of plant additions due mainly to the expansion of our fiber network and Cable TV upgrade. Plant in Service increased $3,331,485 or 3.8% at the end of second quarter 1999 compared to year-end 1998. Depreciation expense has also been increased as a result of decreasing the useful life estimates on a portion of the wireless equipment. The year-to-date increase is 22.4%.

Customer operations increased 5.9% for the quarter and 3.6% year-to-date compared to the same periods in 1998. These costs are for the marketing and sales, billing, and customer service functions. Customer growth in the Internet and cellular businesses is primarily responsible for the increase.

The Other Operating Expense category consists of royalty expense paid to programming providers for the Cable Television subsidiary.

Interest expense has increased 5.5% in the second quarter compared to the second quarter of 1998, and increased 24.5% year-to-date.

                      SHENANDOAH TELECOMMUNICATIONS COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company has a note with CoBank to borrow up to $25 million. The term of the loan is for up to 15 years, with multiple interest options. The Company has borrowed $18,280,000 at July 31 against this note, with the last draw made in the first quarter of 1998. The Company is currently in discussions with CoBank about extending and enlarging this facility, particularly with regard to potential capital requirements for our PCS operation. A loan agreement with the RTB allows for additional borrowings of approximately $2,800,000. Expenditures of these loan funds are limited to capital projects for the regulated local exchange carrier.


The Company has a $2 million line of credit with First Union Bank and a $5 million line of credit with CoBank. No draws are outstanding on these lines of credit as of July 31, 1999.

 The Company budgeted potential capital expenditures of approximately $17,800,000 for our subsidiaries in 1999. These capital needs will be met through internally generated cash flows and the existing CoBank facility and Rural Telephone Bank note.

PCS TRANSITION

Our PCS subsidiary has operated a GSM network since January 1996 under an agreement with American Personal Communications (APC), in which switching, billing, and other services are provided by APC. Sprint Spectrum, the current controlling interest of APC, recently announced the APC customer base will be transitioned to CDMA as Sprint PCS customers. We are currently in the process of building a CDMA network for use by Sprint PCS. We have executed purchase orders totaling $5 million for CDMA equipment to be installed by the end of this year. The Company's GSM equipment has a book value of approximately $6.5 million. Management is exploring various options for disposing of the equipment profitably or at a minimal amount of loss.

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

Phase III (Installation and Testing): In this Phase, the selected approach to Y2K remediation is executed. The information that follows reflects the Company's current plans and estimates as of August 1999 and is subject to change. Routine upgrade classification: A performance enhancing upgrade of the mainframe computer, which also made the hardware and operating system Y2K compliant, was performed in the first quarter of 1998. The main telephone switches received new feature upgrades, incorporating Y2K compliance, in the fourth quarter of 1998. The latest releases of end user billing software, placed in service in the second quarter of 1999, have been represented by the vendors to be Y2K compliant. The local area network, comprised of the hardware and software on the server and the microcomputers, was approximately 95% Y2K compliant at the end of the second quarter of 1999. Obsolete classification: The new financial software and new carrier access billing software were placed in service in the second quarter of 1999. Non-critical classification: The measures identified to deal with these low priority systems are expected to be tested by the end of the third quarter of 1999, and implemented as necessary.

                      SHENANDOAH TELECOMMUNICATIONS COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


IMPACT OF THE YEAR 2000 ISSUE (Continued)

Phase IV (Monitoring and Contingency planning): In this Phase, the implemented changes are monitored and backup plans designed where necessary. With the majority of the required hardware and software changes completed by mid-1999, the Company is utilizing the changes in a production setting. This approach minimized disruption to current operations and had provided a basis for ongoing testing and monitoring. Contingency plans have not been deemed necessary as of mid-1999. With this four-phase program, where the normal business practice of weighing replacement against adopting routine upgrades was followed, the Company's non-routine expense in making its core operations Y2K compliant has thus far been minimal. The Company has also reviewed other third party relationships that could affect its operation. Most relationships are with large interexchange carriers and suppliers who state that they are or will be Y2K compliant.

 .

                      SHENANDOAH TELECOMMUNICATIONS COMPANY

                           PART II. OTHER INFORMATION


ITEM 4. Submission of Matters to a Vote of Security Holders

        (a) At the Annual Meeting of Shareholders of the Company held on April 20, 1999, 2,616,619 of the Company's 3,755,760 outstanding shares were present in person or by proxy and entitled to vote, which constituted a quorum.

        (b) At the Annual Meeting, the following nominees were elected:

               CLASS I DIRECTORS - To serve until the 2002 Annual Meeting

               Douglas C. Arthur
               Harold Morrison, Jr.
               Zane Neff

        (c) At the Annual Meeting, the following matters were voted upon and received the vote set forth below:

               (1) Election of Directors. Provided that a quorum is present, the nominees receiving the greatest number of votes cast are elected as directors and, as a result in tabulating the vote, votes withheld have no effect upon the election of directors. Each nominee for director was elected, having received the following vote:

                              NOMINEE              FOR        WITHHELD
                      Douglas C. Arthur         2,542,826      73,793
                      Harold Morrison, Jr.      2,562,054      54,565
                      Zane Neff                 2,576,772      39,847


ITEM 6. Exhibits and Reports on Form 8-K

               A.     Exhibit No. 27 - Financial Data Schedule

               B. No reports on Form 8-K were file for the period covered by this report.

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



                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                                            (Registrant)



August 11, 1999      /s/ CHRISTOPHER E FRENCH
                     --------------------------------
                     Christopher E. French
                     President




August 11, 1999      /s/ LAURENCE F PAXTON
                     ------------------------------
                     Laurence F. Paxton
                     Vice President - Finance