Form 10-Q
period 1999-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 1999-11-15
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1999

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


     Registrant's telephone number, including area code: (540) 984-4141 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.
          Class                              Outstanding at September 30, 1999
Common Stock, No Par Value                         3,755,760 Shares

                          SHENANDOAH TELECOMMUNICATIONS COMPANY


                                           INDEX

                                                                  Page
                                                                  Number

PART I.   FINANCIAL INFORMATION

Item I.    Financial Statements

         Consolidated Balance Sheets
         September 30, 1999 and December 31, 1998                1 - 2

         Consolidated Statements of Income
         Three Months and Nine Months Ended
         September 30, 1999 and 1998                             3 - 4

         Consolidated Statements of Cash Flow
         Nine Months Ended
         September 30, 1999 and 1998                                 5

         Condensed Consolidated Statement
         of Stockholders' Equity                                     6

         Notes To Consolidated Financial
         Statements                                                  7

Item II. Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                             8 - 15

PART II. OTHER INFORMATION

 Item 4. Submission of Matters To a Vote
         of Security Holders                                        16

 Item 6. Exhibits and Reports On Form 8-K                           16

         Signatures                                                 17

                    SHENANDOAH TELECOMMUNICATIONS COMPANY
                           AND SUBSIDIARY COMPANIES
                        PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                     September 30, 1999     December 31, 1998
                                     -----------------      ----------------
                                          (Unaudited)

Current Assets
  Cash & cash equivalents                      6,811,502             4,891,109
  Certificates of deposit                              0               499,581
  Accounts receivable                          4,974,835             4,272,016
  Materials                                    3,859,860             3,488,137
  Prepaid and other current assets               354,710               777,853
                                        -----------------      ----------------
     Total current assets                     16,000,907            13,928,696

Securities and Investments
  Invest in available for sale                 4,152,094             2,677,789
securities
  Other investments                            5,444,721             5,921,206
                                        -----------------      ----------------
                                               9,596,815             8,598,995

Property, Plant and Equipment
  Plant in service                            92,560,958            88,427,844
  Plant under construction                    13,646,377             5,670,371
  Less accumulated depreciation               32,857,975            29,063,738
                                        -----------------      ----------------
                                              73,349,360            65,034,477

Other Assets
  Cost in excess of net assets of
   business less accumulated                   4,499,911             4,876,215
amortization
  Deferred charges and other assets              480,708               354,216
  Radio spectrum license net of
  accumulated amortization                     1,214,430               653,145
                                        -----------------      ----------------
                                               6,195,049             5,883,576

                                            105,142,131            93,445,744

      See accompanying notes to condensed consolidated financial statements.

                   SHENANDOAH TELECOMMUNICATIONS COMPANY
                           AND SUBSIDIARY COMPANIES
                        PART I. FINANCIAL INFORMATION
                         ITEM I. FINANCIAL STATEMENTS
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES & STOCKHOLDERS' EQUITY

                                      September 30, 1999     December 31, 1998
                                       -----------------      ----------------
                                          (Unaudited)
Current Liabilities
  Current maturities of long-term              1,500,500               863,972
debt
  Accounts payable                             2,613,090             1,149,286
  Advance billings & payments                    377,164               712,581
  Customers' deposits                            120,095               113,586
  Accrued compensation                           812,477               890,443
  Other current liabilities                      970,748             1,072,422
  Income taxes payable                           362,572                     0
  Other taxes payable                            481,399               214,433
                                        -----------------      ----------------
     Total current liabilities                 7,238,045             5,016,723

Long-Term Debt, less current                  31,645,389            28,398,374
maturities

Other Liabilities and Deferred
Credits
  Deferred investment tax credit                  93,720               145,909
  Deferred income taxes                        7,038,337             6,741,121
  Pension & other                              1,644,843             1,331,465
                                        -----------------      ----------------
                                               8,776,900             8,218,495

Minority Interests                             2,288,414             2,265,426

Stockholders' Equity
  Common stock                                 4,734,377             4,734,377
  Retained earnings                           49,381,834            44,173,730
  Unrealized gains on available for
  sale securities                              1,077,172               638,619
                                        -----------------      ----------------
                                              55,193,383            49,546,726
                                        -----------------      ----------------
                                           $105,142,131           $93,445,744

      See accompanying notes to condensed consolidated financial statements.

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                            AND SUBSIDIARY COMPANIES
                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                  Three Months Ended         Nine Months Ended
                                    September 30                September 30
Operating revenues:               1999         1998          1999         1998
                            --------------------------  -----------------------
  Telephone revenues:
    Local service             $1,040,129     $962,261   $3,009,197   $2,813,616
    Access                     1,825,230    1,914,811    5,665,161    5,861,962
    Toll                           6,588       18,800       18,536       49,142
    Miscellaneous:
     Directory                   297,445      287,577      910,925      888,724
     Facility leases             785,513      528,230    1,909,398    1,525,164
     Billing & collection        100,226      133,238      337,693      389,372
     Other miscellaneous          49,413       30,174      131,375      111,398
                                ---------------------   -----------------------
     Total telephone revenues  4,104,544    3,875,091   11,982,285   11,639,378
  Cable television revenues      885,931      802,010    2,548,192    2,302,911
  ShenTel service revenues       965,279      716,104    2,694,881    1,816,072
  Leasing revenues                 2,313        3,965        8,342       12,853
  Mobile revenues              3,777,061    2,611,213    9,357,097    7,094,584
  PCS revenues                   890,963      847,990    2,531,263    2,425,674
  Long distance revenues         263,116      251,484      784,898      686,479
  Network revenues               200,970      153,733      524,013      461,200
                           --------------------------  ------------------------
     Total operating revenues 11,090,177    9,261,590   30,430,971   26,439,151

Operating expenses:
  Cost of products and
   services sold                 276,631      418,974    1,031,214    1,125,201
  Line costs                     125,228       89,812      344,629      299,178
  Plant specific                 880,108      833,803    2,450,170    2,142,949
  Plant non-specific:
    Network & other            1,854,467    1,384,463    4,992,822    4,068,187
    Depreciation               1,598,945    1,386,371    4,774,580    3,980,466
  Customer operations          1,436,481    1,271,145    3,934,768    3,683,190
  Corporate operations           774,937      620,100    2,130,432    1,959,632
  Other operating expenses       269,658      225,188      795,892      653,990
  Taxes other than income        142,994      124,394      342,468      392,076
                           --------------------------  ------------------------
                               7,359,449    6,354,250   20,796,975   18,304,869

                           --------------------------  ------------------------
     Operating income          3,730,728    2,907,340    9,633,996    8,134,282
                           --------------------------  ------------------------


     See accompanying notes to condensed consolidated financial statements.

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                             AND SUBSIDIARY COMPANIES
                           PART I. FINANCIAL INFORMATION
                           ITEM I. FINANCIAL STATEMENTS
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)



                                Three Months Ended           Nine Months Ended
                                   September 30                 September 30
                                1999            1998       1999          1998
                              ------------------------   ----------------------

Gain on sale of investment               0      2,000             0       2,000
Non-operating income less          468,530    965,914     1,342,550   1,588,681
expense
Interest expense                   441,520    431,429     1,351,646   1,162,695
                              ------------------------   ----------------------
Income before income taxes       3,757,738  3,443,825     9,624,900   8,562,268
Provision for income taxes       1,180,704  1,119,138     3,135,807   2,799,184
                              ------------------------   ----------------------
Net income before minority
 interest                        2,577,034  2,324,687     6,489,093   5,763,084
Minority interest                 (623,270)  (373,223)   (1,280,989)   (955,229)
                              ------------------------  -----------------------
     Net income                 $1,953,764 $5,208,104    $1,951,464  $4,807,855
Earnings per share
  weighted average common
  shares outstanding             3,755,760  3,755,760     3,755,760   3,756,602
  Net earnings per share,
   basic and diluted                 $0.52      $0.52         $1.39       $1.28



                 See notes to condensed consolidated financial statements.

                  SHENANDOAH TELECOMMUNICATIONS COMPANY
                         AND SUBSIDIARY COMPANIES
                      PART I. FINANCIAL INFORMATION
                       ITEM I. FINANCIAL STATEMENTS
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                               (Unaudited)
                                          Nine Months Ended September 30,
                                                1999            1998
                                          ---------------------------------
Cash Flows From Operating Activities
  Net income                                     5,208,104       4,807,855
Adjustments to reconcile net income to
net cash provided by operating
activities:
  Depreciation & amortization                    4,774,580       3,980,466
  Deferred taxes                                  (75,074)        (22,841)
  Gain (loss) on disposal of assets                                (2,000)
  Gain (loss) on equity investment             (1,125,243)     (1,331,463)
  Minority share of income                          22,988         610,228
  Other                                           (47,026)         258,227
  Changes in assets and liabilities:
    (Increase) decrease in
     Accounts receivable                         (702,819)     (3,056,497)
     Materials and supplies                      (371,723)         897,391
    Increase/(decrease) in
     Accounts payable                            1,463,804        (44,116)
     Income taxes payable                          362,572       1,027,417
     Deferrals & accruals                          494,939         261,578
                                          ---------------------------------
     Net cash provided by operating
       activities                               10,005,102       7,386,245

Cash Flows From Investing Activities
  Purchase of property plant & equipment       (12,792,625)    (10,745,522)
  Purchase of intangible assets                   (561,285)
  Purchase of investment securities               (138,698)     (1,037,263)
  Maturities of certificates of deposit             499,581        104,122
  Maturities of investment securities                     0      1,622,433
  Cash flows from securities                      1,024,775      1,155,042
                                          ---------------------------------
     Net cash used in investing
     activities                               (11,968,252)     (8,901,188)

Cash Flows From Financing Activities
  Proceeds from long term debt                  4,386,209       2,166,556
  Stock redemption                                      0        (100,000)
  Principal payments on long term debt           (502,666)       (179,438)
                                          ---------------------------------
     Net cash provided by financing
     activities                                 3,883,543       1,887,118
                                          ---------------------------------

     Net increase in cash and cash
     equivalents                                1,920,393         372,175

Cash and cash equivalents
  Beginning                                     4,891,109       5,203,521
  Ending                                        6,811,502       5,575,696


    See accompanying notes to condensed consolidated financial statements.

                     SHENANDOAH TELECOMMUNICATIONS COMPANY
                             AND SUBSIDIARY COMPANIES
                          PART I. FINANCIAL INFORMATION
                           ITEM I. FINANCIAL STATEMENTS
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                           Accumulated
                                                             Other
                                    Common    Retained   Comprehensive
                          Shares    Stock     Earnings      Income      Total
                        --------------------------------------------------------
Balance,
 January 1, 1998        3,760,760 $4,740,677 $40,579,090 $1,190,717 $46,510,484
  Comprehensive income
   Net income                                  5,603,775          -   5,603,775
   Change in unrealized gain
   on securities
   available-for-sale
   net of tax ($368,110)                                   (552,098)  (552,098)
                                                                    -----------
  Total comprehensive
  income                                                              5,051,677
                                                                    -----------
  Dividends declared                          (1,915,435)            (1,915,435)
  Redemption of common
   stock                   (5,000)    (6,300)    (93,700)              (100,000)
                        -------------------------------------------------------

Balance,
  December 31, 1998     3,755,760  4,734,377  44,173,730    638,619  49,546,726
  Comprehensive income                                                        -
  Net income                                   5,208,104              5,208,104
  Change in unrealized
  gain on securities
  available-for-sale
  net of tax $297,216                                       438,553     438,553
                                                                    -----------
  Total comprehensive
  income                                                              5,646,657
                       --------------------------------------------------------

Balance,
September 30, 1999     3,755,760 $4,734,377  $49,381,834 $1,077,172 $55,193,383
                       ========================================================

            See notes to condensed consolidated financial statements.

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)


1. In the opinion of management, the accompanying condensed consolidated financial statements, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Shenandoah Telecommunications Company's financial position as of September 30, 1999 and the results of operations and cash flows for the nine-month periods ended September 30, 1999 and 1998. While the Company believes that the disclosures presented are adequate, to make the information not misleading these financial statements should be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-K.

2. The results of operations for the nine-month period ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

3. The earnings per common share were computed on the weighted average number of shares outstanding. The Company has stock options outstanding, which are not dilutive; therefore basic and diluted earnings per share are the same.

4. On July 8, 1999 AvData Systems, Inc. (AvData), in which the Company had a book basis of $149,860, was merged with Interstate FiberNet, Inc., a wholly-owned subsidiary of ITC^DeltaCom, Inc. (ITCD). At the closing, the Company received 36,579 shares of ITCD common stock as the first of three tranches. The remaining two tranches, designated as earn out shares and escrowed shares, may or may not be distributed, based on specific measures. The earn out and escrow shares have not been recognized by the Company at this time. Through the investments in South Atlantic Venture Fund III, L.P. and South Atlantic Private Equity Fund IV, L.P., two non-affiliated companies that were also invested in AvData, the Company received additional initial distributions of 20,117 shares of ITCD common stock. The AvData-ITCD merger is primarily responsible for the changes in Available For Sale Securities, Other Investments, and Unrealized Gain on Available - For Sale Securities categories reflected in the consolidated balance sheets.

A subsequent event in a non-affiliated investment was the initial public offering (IPO) of Illuminet Holding, Inc. The Company's cost basis and book value was $893,508 in 463,604 shares (post-IPO) or approximately $1.93 per share. There is a six-month restriction on the Company selling these shares from the offering date of October 7, 1999. The closing market price as of November 4, 1999 was $44.00 per share.

                             SHENANDOAH TELECOMMUNICATIONS COMPANY
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)


5. In the third quarter we began constructing a CDMA network for use by Sprint PCS, activating the network the last week of October. On November 8, 1999 the Company finalized its agreements with Sprint PCS to manage and operate an expanded CDMA network as a Sprint PCS Network member. The service will be offered as part of the Sprint PCS nationwide network. Additionally, the agreement expands our existing PCS territory from an area serving a population of 679,000 to one of 2,043,000 people. The additional areas are in the Altoona, Harrisburg, and York-Hanover BTA's of Pennsylvania. The capital build out and initial operating losses are projected to require additional capitalization of approximately $30 million, which will be financed through equity and external debt.

6. The Company has identified nine reporting segments based on the products and services each provide. Each segment is managed and evaluated separately because of differing technologies and marketing strategies. A summary of external revenues and net income es. A summary of external revenues and net income for each segment is as follows: for each segment is as follows:

                          Nine Months                Nine Months
                       September 30, 1999         September 30, 1998
                     External                   External
     Subsidiary      Revenues       Income      Revenues      Income
   Holding         $               $  476,094 $                $ 380,784
   Telephone          11,982,285    4,210,689   11,639,378     4,517,627
   Cable TV            2,548,192    (147,041)    2,302,911     (170,652)
   ShenTel             2,694,881    (163,329)    1,816,072     (261,810)
   Leasing                 8,342       15,373       A2,853        21,469
   Mobile              9,357,097    1,703,369    7,094,584     1,256,237
   Long Distance         784,898      155,708      686,479       230,224
   Network               524,013      258,493      461,200       112,398
   PCS                 2,531,263   (1,301,260)   2,425,674    (1,278,422)
   Net Income       $ 30,430,971 $  5,208,105  $26,439,151   $ 4,807,855

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

The most significant revenues are from the telephone local exchange company accounting for 37.0% of revenue and the cellular dominated operations of the Mobile subsidiary, accounting for 34.1% of revenue during the most recent quarter. Other significant services provided are paging, personal communications services (PCS), cable television, Internet access, long distance, and leased fiber and tower facilities. The Company also sells and leases equipment, mainly related to services provided, and also participates in emerging technologies by direct investment in non-affiliated companies.

RESULTS OF OPERATIONS

Access revenues are fees for connection to the local exchange network charged to interexchange carriers. The volume for approximately two-thirds of these access revenues typically correlates with changes in minutes of use. This has not held true in 1999 due to rate reductions effective January 1 and July 1, 1999. The minutes of use during the third quarter and the first nine months of 1999 increased .1% and 2.3% respectively from the total minutes of use in comparative periods in 1998. The revenue decreased 4.7% in the third quarter and 3.4% year-to-date for the associated revenues.

                          SHENANDOAH TELECOMMUNICATIONS COMPANY

                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

Second quarter cable television revenues increased 10.5% over the third quarter of 1998, due principally to a rate increase effective April 1, 1999. The year-to-date increase is 10.7%.

The increase in the ShenTel Service revenues category for the third quarter of 1999 compared to 1998 was 34.8%. The year-to-date increase is 48.4%. This was due to increases in Internet Service revenues. The third quarter Internet revenues increased $174,517 or 43.4%. Third quarter 1998 revenues from our Internet Service operations increased $159,069 or 65.5% compared to the third quarter of 1997. Equipment sales revenue for the third quarter of 1999 increased $62,253 over third quarter 1998.

The Mobile revenues are mainly comprised of revenues from cellular services. Total cellular revenues represented 32.2% of the Company's revenues during the third quarter. Third quarter 1999 local service cellular revenues increased $153,698 or 13.6% compared to the same period in 1998. The year-to-date increase is $386,715 or 12.0%. Price reductions in our service plans instituted in January 1999 were more than offset by customer growth. The year-to-date increase in outcollect roamer revenues is $1,657,542 or 48.0%. This change is attributed to additional network facilities our Company placed in service in late 1998, complemented by growth in usage. Total revenues from the Cellular operation accounted for 28.9% of total Company revenues year-to-date, compared to 25.4% for the first nine months of 1998.

Long Distance revenues are principally for toll calls placed to locations outside the regulated telephone service area. These revenues increased by 4.6% for the third quarter and 14.3% for the first nine months as compared to the corresponding periods in 1998.

Network revenues are derived from fiber facility leases in Maryland and West Virginia. These revenues increased 30.7% in the third quarter and 13.6% in the first six months as compared to the corresponding periods in 1998. A portion of these increases are attributable to reclassification from other categories. Additional leases secured in 1999 have been offset in part by rate reductions in this increasingly competitive business.

Cost of Goods Sold decreased 34.0% in the third quarter compared to the same period in 1998. The year-to-date decrease is 8.4%. This is due primarily to a decrease in PCS handset sales.

                           SHENANDOAH TELECOMMUNICATIONS COMPANY

                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

Plant Specific expense consists mainly of maintenance to the Company's plant in service. This expense category increased 5.6% in the third quarter compared to the third quarter of 1998. The year-to-date increase is 14.3% over the same period of 1998, principally in the Telephone, Cable Television, and PCS companies due to network expansions.

The expense category Network and Other consists primarily of network support, engineering and leased facilities costs. This was our largest expense category in the third quarter. These costs increased 34.0% in the third quarter compared to the third quarter of 1998. The year-to-date increase is 22.7%. These increases are primarily due to increased incollect roaming costs in the cellular operation, and increased leased facilities costs in the PCS and Internet operations due to network expansion.

Depreciation and Amortization, historically our largest expense category, was 15.3% higher in the third quarter of 1999 compared to the same period in 1998. This is principally due to the pace of plant additions due mainly to the expansion of our fiber network and Cable TV upgrade. Plant in Service increased $4,133,000 or 4.7% at the end of third quarter 1999 compared to year-end 1998. Depreciation expense has also been increased as a result of decreasing the useful life estimates on a portion of the wireless equipment, effective January 1, 1999. The year-to-date increase is 20.0%.

Customer operations increased 13.0% for the quarter and 6.8% year-to-date compared to the same periods in 1998. These costs are for the marketing and sales, billing, and customer service functions. Customer growth in the Internet and cellular businesses is primarily responsible for the increase.

The Other Operating Expense category consists of royalty expense paid to programming providers for the Cable Television subsidiary. As part of the April 1, 1999 rate increase on CATV services, the channel lineup was expanded, resulting in increased royalty expense. The increase for the third quarter was 19.8% compared to the third quarter of 1998.

Interest expense increased 2.3% in the third quarter compared to the third quarter of 1998, and increased 16.3% year-to-date.

                          SHENANDOAH TELECOMMUNICATIONS COMPANY

                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INVESTMENTS IN NON-AFFILIATED COMPANIES

During the third quarter of 1999 AvData Systems, Inc. (AvData), in which the Company had a cost basis of $369,860 and a book basis of $149,860 as a result of a $220,000 writedown recorded in 1992, was merged with Interstate FiberNet, Inc., a wholly-owned subsidiary of ITC^DeltaCom, Inc. (ITCD). At the closing, the Company received 36,579 shares of ITCD common stock as the first of three tranches. The remaining two tranches, designated as earn out shares and escrowed shares, may or may not be distributed, based on specific measures. The earn out and escrow shares have not been recognized by the Company at this time. Through the investments in South Atlantic Venture Fund III, L.P. and South Atlantic Private Equity Private Equity Fund IV, L.P., two non-affiliated companies that were also invested in AvData, the Company received additional initial distributions of 20,117 shares of ITCD common stock. As of September 30, 1999, the shares of ITCD had a market value of $1,559,140. The AvData - ITCD merger is primarily responsible for the changes in Available For Sale Securities, Other Investments, and Unrealized Gain on Available - For Sale Securities categories reflected in the consolidated balance sheets. A subsequent event in a non-affiliated investment was the initial public offering (IPO) of Illuminet Holding, Inc. The Company's cost basis and book value was $893,508 in 463,604 shares (post-IPO) or approximately $1.93 per share. There is a six-month restriction on the Company selling these shares from the offering date of October 7, 1999. The closing market price as of November 4, 1999 was $44.00 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a note with CoBank to borrow up to $25 million. The term of the loan is for 15 years, with multiple interest options. The Company has borrowed approximately $22,600,000 at September 30, 1999 against this note, with the last draw made on September 30, 1999. The Company is currently in discussions with CoBank about enlarging this facility, particularly with regard to potential capital requirements for our PCS operation. A loan agreement with the RTB allows for additional borrowings of approximately $2,800,000. Expenditures of the RTB loan funds are limited to capital projects for the regulated local exchange carrier.

The Company has a $2 million line of credit with First Union Bank and a $5 million line of credit with CoBank. No draws are outstanding on these lines of credit as of October 31, 1999.

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

                           SHENANDOAH TELECOMMUNICATIONS COMPANY

                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PCS ACTIVITIES

Our PCS subsidiary has operated a GSM network since January 1996 under an agreement with American Personal Communications (APC), in which switching, billing, and other services are provided by APC. Sprint Spectrum, the current controlling interest of APC, announced in early 1999 the APC customer base would be transitioned to CDMA as Sprint PCS customers. In the third quarter we began constructing a CDMA network for use by Sprint PCS, activating the network the last week of October. On November 8, 1999 the Company finalized its agreements with Sprint PCS to manage and operate the CDMA network as a Sprint PCS (network partner). The service will be offered as part of the Sprint PCS nationwide network. Additionally, the agreement expands our existing PCS territory from an area serving a population of 679,000 to one of 2,048,000 people. The additional areas are in the Altoona, Harrisburg, and York-Hanover BTA's of Pennsylvania. The capital build out and initial operating losses are projected to require additional capitalization of approximately $30 million, which will be financed through equity and external debt. Our GSM customers are now being transferred to the CDMA network. Operation of this additional PCS network may lead to increased Network and Other and Depreciation expense in the fourth quarter 1999. The Company's GSM equipment has a book value of approximately $6 million. Management is exploring various options for use of the GSM network or disposing of the equipment.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 (Y2K) issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Some computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. Year 2000 readiness means the ability to (a) continue to operate without substantial interruption attributable to the inability of systems to correctly process, provide, store and receive date data in and around the Year 2000 and
(b) to mitigate the risks associated with such system limitations to an acceptable level. The Company developed and implemented a four-phase program for Y2K readiness.

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

                           SHENANDOAH TELECOMMUNICATIONS COMPANY

                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


IMPACT OF THE YEAR 2000 ISSUE (Continued)

Phase II (Strategy): In this Phase, the Company classified each at-risk system as "routine upgrade", "obsolete", or "non-critical." The majority of this classification work was completed mid-1998.

Phase III (Installation and Testing): In this Phase, the selected approach to Y2K remediation was executed. The information that follows reflects the Company's current plans and estimates as of October 1999 and is subject to change. Routine upgrade classification: A performance enhancing upgrade of the mainframe computer, which also made the hardware and operating system Y2K compliant, was performed in the first quarter of 1998. The main telephone switches received new feature upgrades, incorporating Y2K compliance, in the fourth quarter of 1998. The latest releases of end user billing software, placed in service in the second quarter of 1999, have been represented by the vendors to be Y2K compliant. A comprehensive Y2K test of the mainframe computer hardware and software, conducted in October 1999 to validate vendor representations, identified three minor Y2K problems that have been submitted to the vendors for correction. The local area network, comprised of the hardware and software on the server and the microcomputers, was approaching full Y2K compliance at the end of October with 1999, with the remaining known work regarded as non-critical. Obsolete classification: The new financial software and new carrier access billing software were placed in service in the second quarter of 1999. Non-critical classification: The few remaining measures identified to deal with these low priority systems are expected to be implemented by the end of the year, potentially through manual steps.


Phase IV (Monitoring and Contingency planning): In this Phase, the implemented changes have been monitored and backup plans designed where necessary. With the majority of the required hardware and software changes completed by mid-1999, the Company has been utilizing the changes in a production setting. This approach minimized disruption to current operations and has provided a basis for ongoing testing and monitoring. Other contingency plans are now being finalized. A full backup of all computer systems will be performed the evening of December 31, 1999. The appropriate managers and technicians are scheduled to be on-site and/or available the night of the date change as well as January 1 and 2 to correct any unforeseen problems. With this four-phase program, where the normal business practice of weighing replacement against adopting routine upgrades was followed, the Company's non-routine expenditures in making its core operations Y2K compliant has thus far been minimal. The Company has been expensing or capitalizing these costs in accordance with appropriate accounting policies. The Company has also reviewed other third party relationships that could affect its operation. Most relationships are with large interexchange carriers and suppliers who state that they are or will be Y2K compliant.

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


                              SHENANDOAH TELECOMMUNICATIONS COMPANY
                              (Registrant)



November 15, 1999
                              Christopher E. French
                              President




November 15, 1999
                              Laurence F. Paxton
                              Vice President - Finance