Form 10-K
period 1999-12-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2000-03-30
CIK 354963

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1999
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

           Securities Registered Pursuant to Section 12(g) of the Act:
                           COMMON STOCK (NO PAR VALUE)
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

YES     [X]               NO [  ]

Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2000. $159,375,073. (In determining this figure, the registrant has assumed that all of its officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.) The Company's stock is not listed on any national exchange nor NASDAQ; but it is traded on the Over-the-Counter (OTC) bulletin board system. The value of the Company's stock has been determined based upon the last OTC trade price as of March 24, 2000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                                   OUTSTANDING AT MARCH 24, 2000
Common Stock, No Par Value                               3,756,634

                       Documents Incorporated by Reference
               1999 Annual Report to Security Holders Parts II, IV
                 Proxy Statement, Dated March 24, 2000 Parts III

                           EXHIBIT INDEX PAGES 7 -8

                      SHENANDOAH TELECOMMUNICATIONS COMPANY

 Item                                                                   Page
Number                                                                  Number

                                     PART I

  1.           Business                                                   1
  2.           Properties                                                 3
  3.           Legal Proceedings                                          3
  4.           Submission of Matters to a Vote of  Security Holders       4


                                     PART II

  5.           Market for the Registrant's Common Stock and
               Related Stockholder Matters                                5
  6.           Selected Financial Data                                    5
  7.           Management's Discussion and Analysis of
               Financial Condition and Results of Operations              5
  7.a.         Quantative & Qualitative Disclosures about Marekt Risk     6
  8.           Financial Statements and Supplementary Data                6
  9.           Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                     6


                                    PART III

 10.           Directors and Executive Officers of the Registrant         7
 11.           Executive Compensation                                     7
 12.           Security Ownership of Certain Beneficial Owners
               and Management                                             7
 13.           Certain Relationships and Related Transactions             7


                                     PART IV

14.            Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                        8-9

                                     PART I

ITEM 1. BUSINESS

               Shenandoah Telecommunications Company is a diversified telecommunications holding company providing both regulated and unregulated telecommunications services through its nine wholly-owned subsidiaries. The Company's business strategy is to provide integrated, full service telecommunications products and services in the Northern Shenandoah Valley and surrounding areas. This geographic area includes the four-state region from Harrisonburg, Virginia to Chambersburg, Pennsylvania, and on a limited basis into Northern Virginia. Our fiber network, consisting of 7,468 fiber miles, is a state-of-the-art electronic backbone utilized for many of our services. The main lines of this network cover 146 miles on the Interstate-81 corridor and 62 miles on the Interstate-66 corridor. The Company is certified to offer competitive local exchange services in portions of Virginia that are outside of our present telephone service area. The Company has approximately 180 employees. The Company operates nine reporting segments based on the products and services provided by the parent company and the operating subsidiaries. There are minimal seasonal variations in the Company's operations.

               The Company holds licenses for personal communications services, and as managing partner of the VA 10 RSA partnerships controls a cellular license, all in the Northern Shenandoah Valley of Virginia. The Company also holds paging and other radio telecommunications licenses.

               Shenandoah Telecommunications Company

               The Holding Company invests in both affiliated and non-affiliated companies. The Company's largest investments in non-affiliated companies are Illuminet, ITC^DeltaCom (ITCD), Loral Space and Communications Limited (Loral), Concept Five Technologies, and South Atlantic Venture Fund III (SAVF III), and South Atlantic Private Equity IV LP (SAPE IV). Illuminet is a publicly traded corporation offering Signaling System 7 (S7) services to the telecommunications industry. ITCD is a publicly traded corporation offering telecommunications services in the southeastern United States. Loral is a publicly traded corporation offering satellite communications. Concept Five Technologies is a startup company developing security software for electronic financial transactions. SAVF III and SAPE IV are venture capital funds that generally invest in startup telecommunications companies.

               Shenandoah Telephone Company

               This subsidiary provides both regulated and non-regulated telephone services to approximately 23,500 customers, primarily in Shenandoah County and small service areas in Rockingham, Frederick, and Warren counties in Virginia. Its largest source of revenue is for access to the local exchange network by interexchange carriers. In addition, this subsidiary offers facility leases of fiber optic capacity in Frederick, Rockingham, and Shenandoah Counties, and into Herndon, Virginia. The Telephone subsidiary has a 20 percent ownership in ValleyNet, which is a partnership offering network facilities in western, central, and northern Virginia, as well as the Interstate 81 corridor through West Virginia, and Maryland, terminating in Carlisle, Pennsylvania. One customer of this subsidiary accounts for greater than 10% of the revenue, primarily consisting of carrier access charges for long distance service as referenced in
               Note 9 to the Consolidated Financial Statements.

               Shenandoah Cable Television Company

               This subsidiary provides coaxial-based cable television service to approximately 8,600 customers in Shenandoah County. On September 30, 1996, the Company purchased the Shenandoah County cable television assets of FrontierVision Operating Partners LP, more than doubling the then existing Cable Television customer base. The rebuild and expansion of this wireline system to a state-of-the art hybrid fiber coaxial network, initiated in 1997, was completed in the first quarter of 2000. The upgrade to 750 megahertz provides better signal quality, expands the number of channels, and provides the infrastructure for future offerings of broadband services.

               ShenTel Service Company (ShenTel)

               ShenTel Service Company sells and services telecommunications equipment and provides Internet access to customers in the Northern Shenandoah Valley and surrounding areas. The Internet service, established in late 1994, now represents over 54% of this subsidiary's total revenues. During 1998, work was completed on upgrading all of our modems to the v.90 standard, the latest available for dial-up access. This subsidiary recently began offering broadband Internet access via ADSL technolgoy and is currently field trialing cable modem access.

               Shenandoah Valley Leasing Company

               This   subsidiary   finances   purchases  of   telecommunications
               equipment to customers of the other subsidiaries, particularly ShenTel Service Company.

               Shenandoah Mobile Company

               Shenandoah Mobile Company provides paging and mobile telephone service throughout the Virginia portion of the Northern Shenandoah Valley. This subsidiary also provides tower services along the Interstate-81 corridor from Chambersburg, Pennsylvania to Harrisonburg, Virginia, as well as the western most portions of the Interstate-66 corridor in Virginia. The towers are typically located where multiple wireless services can be jointly offered. Shenandoah Mobile Company is the managing partner and 66% owner of the Virginia 10 RSA Limited Partnership, which provides cellular service in the Northern Shenandoah Valley of Virginia. The cellular service is marketed under the Shenandoah Cellular name through retail stores in Winchester and Front Royal, Virginia. One customer of this subsidiary, Bell Atlantic Mobile Systems, accounts for greater than 10 percent of the Company's revenue, primarily consisting of cellular roamer revenue as referenced in Note 9 to the Consolidated Financial Statements.

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

               Shenandoah Personal Communications Company

               This subsidiary began offering personal  communications  services
               (PCS) the next generation of wireless telephone and data service, in 1996. The service was originally offered from Chambersburg, Pennsylvania to Harrisonburg, Virginia under an agreement with American Personal Communications (APC), using the GSM air interface technology. During the fourth quarter of 1999 our PCS subsidiary executed an affiliate agreement with Sprint PCS, finished constructing and activated a CDMA network where our GSM network existed, and converted our PCS customer base from GSM to CDMA service. The agreement expands our existing PCS territory from an area serving a population of 679,000 to one of 2,048,000. The additional areas are in the Altoona, Harrisburg and York-Hanover Basic Trading Areas of Pennsylvania.

               Additional detail on the operating segments is referenced in Note 12 of the 1999 Annual Report.

               The   registrant   does  not  engage  in  operations  in  foreign
               countries.

               Working  capital   practices  and   competitive   conditions  are
               discussed  in   Management's   Discussion  and  Analysis  of  the
               Consolidated Financial Statements.

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

ITEM 2.        PROPERTIES

               The Company owns a 24,000 square foot building in Edinburg, Virginia that houses the corporate headquarters and the main telecommunications equipment. A separate 10,000 square foot building in Edinburg, Virginia is used for customer services and retail sales. In late 1999, the Company purchased a 60,000 square foot building in Edinburg, Virginia to accommodate our Company's growth. The Company also owns eight telephone exchange buildings that are located in the major towns and some of the rural communities, serving the regulated service area. These buildings contain switching and fiber optic equipment and associated local exchange telecommunications equipment. The Company owns a 6,000 square foot service building outside of the town limits of Edinburg, Virginia. The Company owns a 10,000 square foot retail store in Winchester, Virginia. The Company has fiber optic hubs or points of presence in Hagerstown, Maryland; Harrisonburg, Herndon, Stephens City, Weyers Cave, and Winchester, Virginia; and Martinsburg, West Virginia. The buildings are a mixture of owned on leased land, leased space, and leasehold improvements. The majority of the identified properties are of masonry construction, are suitable to their existing use, and are in adequate condition to meet the foreseeable future needs of the organization. The Company also leases retail space in Harrisonburg and Front Royal, Virginia and Hagerstown, Maryland. The Company plans to lease additional land, equipment space, and retail space in support of the planned PCS expansion.

ITEM 3.        LEGAL PROCEEDINGS

               None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to a vote of security holders for the three months ended December 31, 1999.

               EXECUTIVE OFFICERS

 Name                         Title                 Age     Date In Position
Christopher E. French   President                    42     April 1988
David E. Ferguson       Vice President of Customer   53     November 1982
                         Service

Laurence F. Paxton      Vice President of Finance    47     June 1991
William L. Pirtle       Vice President of PCS        40    November 1992

                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS

               (a)    Common stock price ranges are incorporated by reference -

                      1999 Annual Report to Security Holders
                      Market Information - Inside Back Cover

                (b) Number of equity security holders are incorporated by reference -
                      1999 Annual Report to Security Holders
                      Five-Year Summary of Selected Financial Data - Page  1

                (c) Frequency and amount of cash dividends are incorporated by reference -

                      1999 Annual Report to Security Holders
                      Market and Dividend Information - Inside Back Cover

                      Additionally, the terms of a mortgage agreement require the maintenance of defined amounts of the subsidiary's equity and working capital after payment of dividends. Accordingly, approximately $3,485,000 of retained earnings was available for payment of dividends at December 31, 1999.

                      For additional information, see Note 4 in the Consolidated Financial Statements of the 1999 Annual Report to Security Holders, which is incorporated as a part of this report.

ITEM 6.        SELECTED FINANCIAL DATA

               Five-Year Summary of Selected Financial Data is incorporated by reference -

               1999 Annual Report to Security Holders
               Five-Year Summary of Selected Financial Data  - Page  1

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

               Results of operations, liquidity, and capital resources are incorporated by reference -

               1999 Annual Report to Security Holders
               Management's Discussion and Analysis of Financial
               Condition and Results of Operations - Pages 11-14

                               PART II (Continued

ITEM 7a.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Our market risks relate primarily to changes in interest rates, on instruments held for other than trading purposes. Our interest rate risk involves two components. The first component is outstanding debt with variable rates. This consists of a note payable to CoBank of approximately $4.3 million. The rate of this note is based upon the lender's cost of funds. The Company also has variable rate lines of credit totaling $7,000,000, that had no outstanding borrowings at year end. The Company's remaining debt has fixed rates through its maturity. The second component of market risk is excess cash, primarily invested in overnight repurchase agreements and short-term certificates of deposit. Our average balance in those securities over the past year was approximately $5.5 million. Earnings from these cash equivalents totaled approximately $290,000 in 1999. If market interest rates were to increase by 10% from levels at December 31, 1999, our net income and cash flows would decrease an immaterial amount.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Consolidated financial statements included in the 1999 Annual Report to Security Holders are incorporated by reference as identified in Part IV, Item 14, on Pages 16-35

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

               None

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               Information concerning directors and is incorporated by reference
               - Proxy Statement, Dated March 24, 2000 - Pages 2 - 6

               Information concerning executive officers is included in Part I of this Form 10-K


ITEM 11.       EXECUTIVE COMPENSATION

               Information concerning executive compensation is incorporated by reference -

               Proxy Statement, Dated March 24, 2000  -  Pages 4 - 5


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

               (a) No person, director or officer owned over 5 percent of the common stock as of March 1, 2000.

               (b) Security ownership by management is incorporated by reference -

                      Proxy Statement, Dated March 24, 2000
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

               Proxy Statement, Dated March 24, 2000
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

                                                                 Page Reference
                                                                  Annual Report

               1.     Financial Statements

                      The  following   consolidated   financial   statements  of
                      Shenandoah  Telecommunications  are  included  in Part II,
                      Item 8

                      Auditor's Report 1999, 1998, and 1997
                      Financial Statements                               15

                      Consolidated Balance Sheets at
                      December 31, 1999, 1998, and 1997                  16-17

                      Consolidated Statements of Income for
                      the Years Ended December 31, 1999,
                      1998, and 1997                                     18

                      Consolidated Statement of Changes in
                      Stockholders' Earnings Equity

                      Years Ended December 31, 1999, 1998, and 1997      19

                      Consolidated Statements of Cash Flow
                      for the Years Ended December 31, 1999,
                      1998, and 1997                                     20-21

                      Notes to Consolidated Financial Statements         22-35

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

               3.     Exhibits

                      Exhibit No.

                      13.    Annual Report to Security Holders -
                             Filed Herewith

                      20. Proxy Statement, prepared by Registrant for 2000 Annual Stockholders Meeting -

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

                      SHENANDOAH TELECOMMUNICATIONS COMPANY

March 30, 2000               By  /s/ CHRISTOPHER E. FRENCH
                                    Christopher E. French, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                 President & Chief Executive
/s/ CHRISTOPHER E. FRENCH        Officer                          March 30, 2000
Christopher E. French

/s/ LAURENCE F. PAXTON           VP-Finance & Principal Financial March 30, 2000
Laurence F. Paxton               Accounting Officer

/s/ DICK D. BOWMAN               Treasurer & Director             March 30, 2000
Dick D. Bowman

/s/ DOUGLAS C. ARTHUR            Director                         March 30, 2000
Douglas C. Arthur

/s/ KEN L. BURCH                 Director                         March 30, 2000
Ken L. Burch

/s/GROVER M. HOLLER, JR.         Director                         March 30, 2000
Grover M. Holler, Jr.

/s/ HAROLD MORRISON, Jr.         Director                         March 30, 2000
Harold Morrison, Jr.

/s/ NOEL M. BORDEN               Director                         March 30, 2000
Noel M. Borden

/s/ JAMES E. ZERKEL II           Director                         March 30, 2000
James E. Zerkel II

                                                           1999 ANNUAL REPORT

                                                                      SHENTEL

                             Comparative Highlights


                                        December 31         Increase/Decrease)
                                    1999         1998         Amount  Percent
                                    ----         ----         ------  -------
Operating Revenues             $ 35,594,025  $ 35,594,025  $ 6,644,775   18.7
Operating Expenses             $ 29,697,817  $ 25,089,784  $ 4,608,033   18.4
Income Taxes                   $ 3,796,981   $  3,598,642  $   198,339    5.5
Interest Expense               $ 1,933,021   $ 1,501,729   $   431,292   28.7


Net Income                     $ 6,427,999   $ 5,603,775   $   824,224   14.7
Net Income from Operations(1)  $ 6,082,444   $ 5,364,242   $   718,202   13.4

Earnings per Share -
basic & diluted                $      1.71   $      1.49   $      0.22   14.8
Cash Dividend per share        $      0.56   $      0.51   $      0.05    9.8
Percent Return on Equity               9.1          11.2          (2.1) (18.8)
Common Shares Outstanding        3,755,760     3,755,760            --     --
No. of Stockholders                  3,683         3,654            29    0.8
No. of Employees (full-time          181.0         170.5          10.5    6.2
equivalent)
Wages & Salaries               $ 6,636,713   $ 6,129,485    $  507,228    8.3

Investment in Net Plant       $ 74,548,554  $ 65,034,477   $ 9,514,077   14.6
Capital Expenditures          $ 15,732,857  $ 13,664,692   $ 2,068,165   15.1
Access Lines                        23,362        22,357         1,005    4.5

Long Distance Messages          17,700,761    14,550,514     3,150,247   21.7
CATV Customers                       8,605         8,428           177    2.1

(1)Excludes gains and losses on external investments unaffiliated with operations.

5 Year Summary of Selected Financial Data
                                     1999          1998          1997           1996          1995
                                 -------------  ------------  ------------   ------------  ------------
Operating Revenues            $ 42,238,800    $35,594,025    $30,970,348   $25,429,854    $ 21,919,150
Operating Expenses            $ 29,697,817    $25,089,784    $22,603,314   $17,485,203    $ 13,027,468
Income Taxes                  $  3,796,981    $ 3,598,642    $ 2,593,631   $ 2,821,586    $  3,572,956
Interest Expenses             $  1,933,021    $ 1,501,729    $ 1,556,352   $   803,300    $    685,971
Gain (loss) on Security
   Dispositions               $          -              -    $   (48,628)  $   228,250    $  1,141,386
Net Income                    $  6,427,999    $ 5,603,775    $ 4,479,563   $ 4,994,589    $  6,230,685
Net Income from
 Operations   (1)             $  6,082,444    $ 5,364,242    $ 4,530,642   $ 4,790,006    $  5,522,904
Total Assets                  $133,050,582    $93,445,744    $89,407,902   $79,374,097    $ 59,896,990
Long-term Obligations         $ 33,029,448    $29,262,346    $27,360,660   $24,706,239    $ 10,558,953

Stockholder Information
   Number of Stockholders            3,683          3,654          3,567         3,399           3,226
   Shares of Stock               3,755,760      3,755,760      3,760,760     3,760,760       3,760,760
   Earnings per Share
        - basic & diluted     $       1.71    $      1.49    $      1.19    $     1.33     $      1.66
   Cash Dividend per Share
        - regular             $       0.56    $      0.51    $      0.43    $      0.42     $     0.42
        - special             $          -    $         -    $        -     $        -      $     0.06
 (1)   Excludes gains and losses on external investments unaffiliated with operations.


LETTER TO THE SHAREHOLDERS

Christopher E. French,
President
March 24, 2000

Dear Shareholders

        The year 1999 was one of significant accomplishment for your Company. We made an important strategic change of direction for our wireless communications services; an investment made many years ago became extremely valuable; we purchased additional land and building space to accommodate our future growth; and our long-term efforts finally were recognized with an impressive increase in the value of your Company's stock.

        Our financial performance was once again very positive. Total net income reached$6.4 million, up from 1998's total of $5.6 million, or an increase of
14.7 percent. Earnings per share, basic and diluted, were $1.71 as compared to $1.49 for the previous year. Our growth in revenues increased over the previous year's growth, as 1999's total revenue of $42.2 million was an increase of 18.7 percent. 1998's revenues had increased by 14.9 percent over 1997's. Leading the revenue growth for 1999 was our Mobile subsidiary's increase of almost $3.6 million, driven primarily by our cellular operations. Our telephone and Internet businesses also added to our organization's continued growth by each contributing over $1.0 million in revenue growth, which were increases of 6.7 and 40.3 percent, respectively. Recognizing the overall improvement in our financial performance, the Board of Directors declared a cash dividend of 56 cents per share, an increase of 9.8 percent over the previous year and a payout of approximately 33 percent of the year's net income.

        When we entered the field of Personal Communications Service (PCS) in 1995, we recognized that this effort, while giving us an important growth opportunity, would come with significant demands on our financial and human resources. To say the least, PCS has been all of that and more. While we have been pleased with the demand for this improved wireless service, our initial years of offering this service generated large operating losses as we built and operated one of the first rural PCS systems in the country. Accumulated losses in our PCS business totaled $8.3 million by the end of 1999. Earlier in the year, we wrestled with what direction to take our PCS business, as it became clear that our system built to the GSM technology standard was not complementary to Sprint PCS's national CDMA network. After many months of negotiations and internal discussions, we expanded our management agreement with Sprint PCS and tripled the size and scope of the service area that would be our responsibility to construct and manage. Our new agreement expands our service area from Harrisonburg, Virginia, to the Harrisburg, York and Altoona markets in Pennsylvania. Sprint PCS is the nation's largest all-digital wireless network, and just recently announced its fifth consecutive record-breaking quarter in customer acquisitions. During the last half of 1999, we completely overbuilt our existing PCS system with a new CDMA system, and converted our customer base to the newer technology. To finance the necessary construction, we have increased our loan facility with CoBank by $35 million, to a total of $60 million.

        Another source of capital that may be available for our PCS funding is the recent increase in value of our original $843,486 investment in Illuminet Holdings, Inc. Our Company, along with many other independent telephone companies, uses Illuminet's advanced signaling network to more efficiently operate our switching networks. Illuminet's stock became publicly traded this past fall, and its price ended the year at about $55 per share, making our 463,604 shares worth more than $25 million. As one of the early and large investors in Illuminet, our shares are subject to a lock-up provision which prevents us, as well as other large investors, from selling any of these shares until early April 2000. Our Board of Directors has not yet made a decision to sell any of this stock.

        We have finished our CATV system upgrade which we started in 1998. This upgrade increases the use of fiber optics in our CATV network, and will provide further improvements to the quality of service we can deliver. The newly completed system will give our CATV customers access to new digital cable services, including 30 commercial free channels of CD quality music, 24 pay-per-view channels, and multiple premium movie channels.

        As our PCS, Internet and other businesses continue to grow, we are taking the necessary steps to support that growth. Our expanding PCS network will require additional switching facilities, which will be added to our Edinburg switching center this spring. We have added employees to support our additional responsibilities and workload. To accommodate our increasing space needs, as well as provide a location to accommodate long-term growth, our Company purchased the Shenandoah Knitting Mills property on the north side of the town of Edinburg. The property consists of 37 acres and a 60,000 sq. ft. building, and was purchased at a cost of $910,000. We are already using part of the building for storage, as we make space available at our Main Street location for the installation of the new PCS switch. We have also begun discussions with an architect to relocate one of our larger operating departments to this facility, and also to evaluate other long-term uses of this property. We will most likely sell our other buildings in Edinburg that are not adjacent to our main complex on Main Street.

        While we have remained committed to building your Company for long-term growth, I know many of you have been as impatient as I have about our poor stock price performance over the past years. I am happy to report that 1999 at last saw a significant improvement in the value of your stock in the Company. Around April of 1999, the prices reported for trades in Shenandoah Telecommunications stock on the Over-the-Counter (OTC) bulletin board system began to increase from around $20.00 per share to $34.50 per share on December 14. The increases didn't stop in 1999, and have since reached as high as $42.00 per share.

        While we cannot guarantee that our stock performance will continue these great increases, we remain committed to operating your Company for long-term growth and profitability. We anticipate additional operating losses as we expand our PCS operations; however, based on the success of Sprint PCS and other Sprint affiliates, we believe our efforts will ultimately reward the patient investor.

        I thank all of our employees for their efforts and the important role they play in building this Company, and I thank each of you for your continued interest and support.

For the Board of Directors,


Christopher E. French
President

BUILDING FOR LONG-TERM GROWTH

        Shenandoah Telecommunications continues to be a growth telecommunications company. Our efforts to expand and improve services for both our existing and prospective customers require an extensive amount of time to be properly implemented. In some cases, years may pass between the time preliminary decisions are made and when projects are finally completed; however, the Company continually strives to improve both the quality of services it offers to customers, as well as its capabilities for future services and growth. The new technologies being deployed by the Company are very capital intensive and have an increasingly short life cycle. These factors, when combined with our increasingly competitive industry, mean that many of our business initiatives are requiring a longer period of time before they can become profitable.

        We benefit from competition and new technologies. Both allow us to maximize the use of the skills and expertise of our employees, and let us build upon our existing infrastructure as we take advantage of new business opportunities. Already having in place trained and professional staff and state of the art systems allow us to expand our service area as well as increase the number of services we can effectively provide.

CABLE SYSTEM UPGRADE ADDS ADVANCED FEATURES

        Your Company has just recently completed a major upgrade to its CATV system. Our original cable system, which was first built in the early 1980s, as well as the C4 system we purchased from FrontierVision in 1996, had reached their capacity limits and were constraining the programming choices the Company could offer to its customers. Starting in 1997, the Company began upgrading the original cable system which served rural portions of Shenandoah County. Once this phase was completed in the summer of 1998, we then turned our focus to the necessary improvements in the towns. This upgrade would not only increase channel capacity, but would also incorporate many advanced network design features which would greatly improve service and increase the programming options available to customers. Starting with Strasburg in the fall of 1999 and concluding with New Market in the spring of 2000, the Company and its contractors essentially rebuilt the entire cable system. The upgraded system now has the capability to offer digital programming services and has improved the level of service to all customers by deploying fiber optic nodes which deliver video signals closer to the customer's home.

        With the implementation of digital capabilities, the Company has added 16 new premium programming channels, 24 pay-per-view channels and 30 commercial-free CD quality channels of musicprogramming. In addition to these new offerings, the Company now has the capacity to add expanded programming in the future and will continually strive to improve the choice of programming available to our customers.

        Deploying more fiber optics into the CATV network reduces the susceptibility to service interruptions due to power outages. While still not completely free from the interruptions caused by lightning storms and failures in electric service, outages are now isolated to smaller clusters of customers, as customers are now served shorter distances from the recently deployed fiber nodes. These nodes also provide the foundation upon which additional broadband services can be delivered in the future, such as use of the CATV network for Internet access. The Company has tentatively selected a supplier of cable modems and is currently undergoing trials and testing of this service. Cable modem service will be available to our cable customers later this summer.

INFORMATION TECHNOLOGY APPLIED TO SOLVING TRANSPORTATION PROBLEMS

        We announced last year that we were involved in a major project to develop a comprehensive advanced travel information system for the Shenandoah Valley. Your Company, in conjunction with the Virginia Intelligent Transportation Implementation Center, the Virginia Tourism Council, and the Virginia Department of Transportation, began the planning of a pilot project which was envisioned to ultimately encompass the entire state of Virginia. During the year, the participants in this pilot project began to realize they had the opportunity to make enhancements that could make the system much more user friendly for travelers and those interested in all travel-related information.

        One of the significant enhancements to the Travel Shenandoah project is to add a voice activated travel information phone system. In addition to the original Internet-based website of information, this system will provide users with information concerning traffic alerts, traffic and weather conditions, and the multitude of information visitors can use to preplan their trips or visits to the Valley. The initial rollout of the project, while delayed to accommodate the additional capabilities and features being added, will still cover the I-81 Corridor from the northern state boundary south to Lexington, Virginia. Although the system is not yet available to the public, interest from tourism and highway officials from other states has grown, and the project is being closely watched as a potential prototype for deployment in other regions.

COMMUNICATINGWITH CUSTOMERS

        Although many of our products and services are an integral part of our customers' lives and are used on a daily basis, the primary direct communication between customers and the Company is the monthly bill. As our products and services have changed over the years, the monthly bill has increased in complexity both from mandated changes, such as additional government charges, as well as from the multiple services customers now have available from one source. The culmination of another extensive project by company personnel, the new bill format was introduced in November 1999. While also providing customers with additional information about their Shentel accounts, this information is now presented in an easier to read 8.5" x 11" format and has replaced the smaller multi-page bills that were previously used.

With the use of color shading on the bill, it is now easier for customers to find the amount and due date, along with other important messages from the Company. The new bill saves paper, is less expensive to produce and is easier to handle. There is also a significant cost savings in mailing, due to the reduction in weight and being able to presort by using a new bar coding system. These changes, along with the ability to consolidate multiple products and services onto a single bill, have significantly improved the bill-paying process for both our customers and the Company.

MIX OF PRODUCTS AND SERVICES CONTINUE TO CHANGE

        For most of its almost 100 years' existence, your Company was essentially a provider of plain old telephone service. While its diversification efforts started many years before, significant changes in products offered by the Company began in the early 1980s with our entry into cable television service, and then again in 1990, when we began providing cellular telephone service. While the traditional "landline" services of telephone and CATV remain significant and important businesses for our organization, growth in our wireless businesses, as well as our Internet and Information Services, has been phenomenal. Figure 1 (page 7) provides a good graphic representation of how our mix in services has changed. With only three percent of our customer relationships being wireless services in 1993, we ended 1999 with approximately 36 percent of our customer base being wireless, just slightly exceeding the 35 percent from our traditional telephone business. In 1993, the Company had just over 22,000 total customer relationships. By the end of 1999, this number exceeded 67,000, a compound annual growth rate of over 20 percent.

        With the recently announced expansion of our PCS service area (Figure 2, page 7) and the rapidly growing demand for both wireless and Internet services, we expect continued rapid growth in these two important segments of our organization. While the number and complexity of services has increased, the Company has continually strived to improve its relationship with customers and to make its products and services more useful in meeting our customers' needs.

        Over-the-Counter Bulletin Board System Becomes Primary Market for Company's Stock It has been said that the Company's stock historically was sold by auctioneers at estate sales after the owners passed away. Many more of our shares have been passed down from generation to generation within families. More recently, there has been a marked increase in the amount of trading in Shenandoah Telecommunications Company's stock, traded under the symbol "SHET" on the Over-the-Counter (OTC) bulletin board system. The OTC system reports all trades that brokerage firms handle in your Company's stock. This trading information is available not only from brokerage firms, but can also be accessed by individuals from many websites on the Internet. In addition to current trading activity, some websites also have historical trading and pricing information available, although in some cases this information is limited to only a few recent years.

        While the OTC system has become the more active market for your Company stock, stockholders are still free to arrange private sales, place ads in newspapers or use auctioneers to handle sales of their stock. It is advisable for anyone who may be considering buying or selling shares to first obtain as much current information as possible, to be better able to make an informed decision concerning the current market values.

        Trading volumes were not the only thing to increase in 1999, as the year at long last saw a significant increase in the price of your Company's stock (Figure 3, page 7). During the year, the price reached a high of $34.50 on December 14, and ended the year at $33.75. During January of 2000, the stock ranged from a low of $31.50 to a high of $42.00. As a company with what is still a relatively small trading volume, there will likely continue to be times when the stock price can fluctuate over a wide range. Additionally, there can at times be a fairly large spread between the quoted price at which investors are willing to buy or sell shares. While it is expected that there can be periods of significant changes in the stock price, stockholders wishing to buy or sell Company shares should take advantage of all available market information.

        One other significant stockholder event in 1999 was the implementation of our Dividend Reinvestment Plan (DRIP). There were approximately 1,000 stockholders who enrolled over 384,000 shares in the plan for 1999. During December, the plan purchased 6,355 shares of Shenandoah Telecommunications stock on the open market for an average price of $33.66 per share. Purchasing the shares on the market allowed the plan to operate without increasing the total number of shares outstanding, and therefore did not cause any dilution to stockholders. Participants in the plan were issued statements showing the activity and balances in their new DRIP accounts. Stockholders who wish to change their participation, request certificates for the whole shares in their DRIP account, or terminate or start their participation in the plan, should contact the Company at 540-984-5200.

FUTURE FOCUS

        We have many opportunities to expand our business and continue to increase stockholder value. Some of our immediate goals are to focus on the growth opportunities in the I-81 and Pennsylvania Turnpike corridors for both our wireless PCS business and our Internet and Information Services. At the same time, we will continue the growth and improvement of our existing services in our present core area. While we cannot predict the future, we can continue to plan and implement those initiatives that will allow us to take advantage of the many opportunities that are, and will be, available for us to grow.

BOARD OF DIRECTORS
(pictured left to right and top to bottom)

Douglas C. Arthur: Attorney-at-Law; Director, First National Corporation
Noel M. Borden, Vice President: President, H.L. Borden Lumber Co.; Chairman of the Board, First National
Corporation
Dick D. Bowman, Treasurer: President, Bowman Brothers, Inc.; Director, The Rockingham Group; Director, Old Dominion Electric Cooperative Ken L. Burch:
Farmer
Christopher E. French, President: President, Shenandoah Telecommunications Co. and its Subsidiaries; Director, First National Corporation Grover M. Holler,
Jr.: President, Valley View Inc. Harold Morrison, Jr., Secretary: Chairman of the Board, Woodstock Garage, Inc.; Director, First Virginia Bank-Blue Ridge Zane Neff, Assistant Secretary: Retired Manager, Hugh Saum Co., Inc.; Director, Crestar Bank James E. Zerkel II: Vice President, James E. Zerkel, Inc.; Director, Shenandoah Valley Electric Cooperative; Member, Shenandoah County Industrial Development Authority

SENIOR MANAGEMENT TEAM
Christopher E. French, President (pictured above)
(pictured left to right)
Lewis W. Fadely, Vice President-Operations
David E. Ferguson, Vice President-Customer Service
David K. MacDonald, Vice President-Engineering and Construction
Laurence F. Paxton, Vice President-Finance
William L. Pirtle, Vice President-Personal Communications Services Cynthia F. Soltis, Personnel Manager

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                                AND SUBSIDIARIES


                            1999 FINANCIAL STATEMENTS

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

        Shenandoah Telecommunications Company is a diversified telecommunications holding company providing both regulated and unregulated telecommunications services through its nine wholly-owned subsidiaries. These subsidiaries provide local exchange telephone services as well as cable television, cellular, paging, personal communications services (PCS), Internet access, long distance and leased fiber and tower facilities. Competitive local exchange carrier (CLEC) services are also being planned. Additionally, the Company sells and leases equipment, mainly related to services provided, and also participates in emerging technologies by direct investment in non-affiliated companies.

        In recent years the Company has made significant investments to take advantage of new technologies and the increasingly competitive telecommunications industry. Net Plant in Service increased from $36.8 million at the end of 1995 to $74.5 million at year end 1999. This increase incorporates continued expansion of our operations from Virginia's northern Shenandoah Valley to other surrounding areas. In conjunction with growing our PCS and Internet services, we expanded our presence north along the Interstate-81 corridor in West Virginia, Maryland and southern Pennsylvania.

        During this same period we reduced our reliance on telephone subsidiary revenues from 59.6% to 39.2% of total revenues, even though that subsidiary's revenues increased by $3,499,203 or 26.8% during the same time. Growth in other services was most pronounced in the cellular dominated operations of the Mobile subsidiary, with revenue growth of $8,399,344 or almost 270%, driving Mobile's portion of total revenues from 22.6% to 31.6%. Other notable gains were in ShenTel Service Company's Internet operation, with revenues growing from .7% in 1995 to 5.6% of total revenues in 1999; the PCS subsidiary, which had no revenues in 1995 versus 8.7% of total revenues in 1999; and the Cable Television subsidiary, where a 395% increase since 1995 resulted in 8.1% of total revenues for 1999.

        The Company's strategy is to continue the expansion of services and the geographic areas served. During the fourth quarter of 1999 our PCS subsidiary executed an affiliate agreement with Sprint PCS, finished constructing and activated a CDMA network where our GSM network existed, and converted our PCS customer base from GSM to CDMA service. The agreement expands our existing PCS territory from an area serving a population of 679,000 to one of 2,048,000. The additional areas are in the Altoona, Harrisburg and York-Hanover Basic Trading Areas of Pennsylvania. The capital buildout and initial operating losses associated with this expansion, which will require significant capital resources, are a continuation of the strategy to take advantage of new technologies and expand our service areas.

        This report contains forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, changes in the interest environment; management's business strategy; national, regional, and local market conditions; and legislative and regulatory conditions. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

        The regulated Telephone Company's largest source of revenue is for access to the local exchange network by interexchange carriers. These revenues increased $42,103 or 0.5% in 1999 compared to $487,806 or 6.6% in 1998. The small increase in 1999 was due to reductions in tariffed pricing by the National Exchange Carrier Association (NECA) for interstate traffic. The price reductions negated growth in the traditional main drivers of access revenues, which are minutes of use and access lines. The minutes of use increased 4.4% during 1999 compared to an increase of 9.3% in 1998. The number of access lines increased by 4.5% in 1999 and 3.8% in 1998.

        Mobile revenues, which are the single largest revenue source outside of the regulated telephone local exchange operations, are mainly derived from wireless communications services. Outcollect roamer revenues increased $2,843,961 or 60.5% in 1999 compared to $381,526 or 8.8% in 1998. Local cellular service revenues increased $466,553 or 10.6% in 1999 compared to $737,243 or 20.1% in 1998. The increase in local cellular revenues reflects a 12.8% increase in the customer base in 1999 compared to a 21.0% increase in 1998. Additional plant placed in service and overall industry usage growth contributed to this increase.

        Cable Television revenues increased $333,696 or 10.8% in 1999 compared to an increase of $584,358 or 23.2% in 1998. Cable Television revenues increased principally as a result of an increase in rates in early 1998 as well as in early 1999. Significant capital investments have been made in the past two years to increase channel capacity and improve service quality.

        The increase in ShenTel Service revenues was $1,018,780 or 40.3% in 1999 compared to an increase of $415,539 or 19.6% for 1998. Both increases are due to customer growth in our existing and new Internet service areas.

        Long distance revenues are principally for toll calls placed to locations outside the regulated telephone service area. These revenues increased by $119,320 or 12.8% in 1999 compared to an increase of $28,157 or 3.1% in 1998, due principally to market share changes.

        Network revenues are for leasing capacity to interexchange carriers on the Company's fiber optic facilities in West Virginia and Maryland. This service experienced a slight decline in revenues in 1999 as compared to no revenue increase in 1998.

        PCS revenues increased by $533,604 or 17.0% in 1999 compared to an increase of $1,379,839 or 78.8% in 1998. As discussed above, in the fourth quarter of 1999 the Company became a Sprint PCS network partner and adopted the CDMA air interface technology as the standard for its network. The technology transition impacted customer growth for much of 1999.

        Cost of Products Sold increased by $513,989 or 35.1% in 1999 compared to a decrease of $725,305 or 33.1% in 1998. These changes are due principally to volume changes in handsets sold in the PCS operation, particularly during the holiday selling season at year end 1999.

        Plant Specific is comprised primarily of ongoing operating and maintenance expenses for the physical plant. This category increased by $641,957 or 22.5% in 1999 and $132,880 or 4.9% in 1998. Increases in Plant in Service, particularly in the Telephone and PCS subsidiaries, are primarily responsible for the large increase in 1999.

        The largest expense category in 1999 and 1998 was Network and Other. The increase in this category was primarily due to switching and facility costs associated with the rapidly increasing customer base in the Cellular and Internet service operations and the addition of the CDMA PCS network. Network and Other costs increased $1,585,635 or 28.9% in 1999 compared to $1,002,255 or 22.4% in 1998.

        Depreciation and Amortization increased by $1,282,615 or 23.6% in 1999 compared to $747,957 or 16.0% in 1998. Additional Plant in Service and changes in the nature of the Plant in Service contributed to the larger increase in 1999.

        The decrease in Taxes Other Than Income in 1999 and increase in 1998 were primarily due to changes in provisions for operating taxes in the PCS subsidiary.

        The Non-operating Income Less Expenses category consists mainly of the income or loss from interest bearing instruments and external investments made by the Company. The changes reflected on the income statement are principally due to income recognized in the Company's partnership investments.

INVESTMENTS IN NON-AFFILIATED COMPANIES

        During the third quarter of 1999 AvData Systems, Inc. (AvData), in which the Company had a cost basis of $369,860 and a book basis of $149,860 as a result of a $220,000 writedown recorded in 1992, was merged with Interstate FiberNet, Inc., a wholly-owned subsidiary of ITC^DeltaCom, Inc. (ITCD). At the closing, the Company received 36,579 shares of ITCD common stock as the first of three tranches. The remaining two tranches, designated as earn out shares and escrowed shares, may or may not be distributed, based on specific measures. The earn out and escrow shares have not been recognized by the Company at this time. Through the investments in South Atlantic Venture Fund III, LP and South Atlantic Private Equity Fund IV, LP, two non-affiliated companies that were also invested in AvData, the Company received additional initial distributions of 20,117 shares of ITCD common stock with a basis of $565,777. As of December 31, 1999, the shares of ITCD had a market value of $1,562,670.

        During  the   fourth   quarter   of  1999   another  of  the   Company's
non-affiliated investments, Illuminet Holding, Inc., went public through an initial public offering (IPO) of stock. The Company's cost basis and book value was $843,486 in 463,604 shares (post-IPO). There is a six-month restriction on the Company selling these shares from the offering date of October 7, 1999. As of December 31, 1999, the shares of Illuminet had a market value of $25,501,741. The Illuminet IPO is primarily responsible for the changes in Available-for-Sale Securities, Other Investments and Unrealized Gain on Available-for-Sale Securities categories reflected in the consolidated balance sheets. The Board of Directors has not yet made a decision to sell any of this stock.

REIMBURSEMENT FOR PCS CONVERSION

        As part of the execution of the Sprint PCS affiliate agreement, the Company received approximately $3.9 million as partial reimbursement for the Company's expenditures in building the CDMA network, which replaces the Company's earlier PCS network constructed using GSM technology. Under the terms of the agreement, all or a portion of this amount is to be reimbursed in the event the GSM network is sold. The GSM equipment had a carrying value of approximately $6.4 million at December 31, 1999. The Company is negotiating a potential sale of the GSM equipment with another PCS provider that uses the GSM platform. Management expects that cash flows from the GSM equipment will be sufficient to recover the book value so as not to result in impairment.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had two principal sources of funs for financing expansion activities in 1999. First, the Company has a loan agreement with the Rural Telephone Bank (RTB) with approximately $3,000,000 remaining for future advances as of December 31, 1999. A draw of approximately $2,500,000 was received on January 20, 2000, leaving approximately $500,000 for future advances. Expenditure of these loan funds is limited to capital projects for the regulated local exchange carrier subsidiary.

        The second principal liquidity source in 1999 was a term loan agreement with CoBank, entered into in July 1996. Pursuant to this agreement, the Company can borrow up to $25,000,000 for a three-year period ending August 31, 1999, amended on May 24, 1999 for advances to be made until August 31, 2000. On
September 1, 1999, amortization and repayment of the outstanding principal balance in monthly installments began, with the final installment due August 20, 2011. Draws on this loan for 1999 totaled $4,597,000 compared to $2,205,500 in 1998. The outstanding principal at the end of 1999 was $22,634,000 and $2,366,000 was available for future advances,

        On January 12, 2000 the Company entered into an additional $35,000,000 loan agreement with CoBank, principally to finance the PCS buildout in Pennsylvania. The Company and CoBank contemplate replacing the existing $25,000,000 credit facility and this $35,000,000 bridge loan with a single term loan agreement for $60,000,000.

        The Company's Board of Directors has approved a 2000 Capital Budget of potential projects totaling approximately $45,000,000. This budget includes approximately $26,800,000 for equipment and towers associated with the PCS expansion, principally in Pennsylvania. Included in the $26,800,000 amount is $6,000,000 for a PCS switch that was ordered in late 1999, and approximately $11,000,000 for CDMA equipment and towers that will be purchased from Sprint PCS as part of the agreement discussed above. Additionally, almost $10,900,000 is budgeted for the telephone local exchange company, primarily for central office equipment and fiber optic and metallic cable facilities. The Company expects to finance these planned additions primarily through internally generated cash flows and additional advances from the CoBank loans.

        The Company secured lines of credit for $2 million with First Union Bank and for $5 million with CoBank in 1999. No draws were outstanding on these lines of credit as of December 31, 1999.

IMPACT OF THE YEAR 2000 ISSUE

        The Year 2000 (Y2K) issue relates to whether computer systems will continue to properly recognize and process date-sensitive information with the change to the year 2000. Systems that do not properly recognize such information could generate erroneous data or possibly fail. The Company successfully completed its four-phase Y2K readiness program as scheduled. There were no Y2K problems that had an impact on business operations.

Laurence F. Paxton
Vice President - Finance

                          Independent Auditor's Report

The Board of Directors and Stockholders
Shenandoah Telecommunications Company
Edinburg, Virginia

We have audited the accompanying consolidated balance sheets of Shenandoah Telecommunications Company and Subsidiaries as of December 31, 1999, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shenandoah Telecommunications Company and Subsidiaries as of December 31, 1999, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ MCGLADREY & PULLEN, LLP

Richmond, Virginia
January 28, 2000

Shenandoah Telecommunications Company and Subsidiaries

Consolidated Balance Sheets
December 31, 1999, 1998 and 1997


ASSETS (Note 4)                                   1999        1998        1997
                                                  ----        ----        ----
Current Assets
  Cash and cash equivalents                  $ 7,155,827 $ 4,891,109 $ 5,203,521
  Certificates of deposit                                                204,122
  Held-to-maturity securities (Note 2)                       499,581   1,622,433
  Accounts receivable (Note 2)                 4,918,089   4,272,016   5,682,798
  Materials and supplies                       4,089,605   3,488,137   3,968,791
  Prepaid expenses and other current assets      543,735     777,853     507,165
                                                 -------     -------     -------



           Total current assets               16,707,256   13,928,696 17,188,830
                                              ----------   ---------- ----------

Securities and Investments (Note 2)
  Available-for-sale securities               30,719,358    2,677,789  3,597,997
  Held-to-maturity securities                                            499,581
  Other investments                            5,094,020    5,921,206  4,721,517
                                               ---------    ---------  ---------
                                              35,813,378    8,598,995  8,819,095
                                              ----------    ---------  ---------

Property, Plant and Equipment

  Plant in service (Note 3)                   99,821,705   8,8427,844 74,144,956
  Plant under construction                     9,133,665     5670,371  8,232,517
                                               ---------     --------  ---------
                                             108,955,370   9,4098,215 82,377,473
  Less accumulated depreciation               34,406,816   2,9063,738 25,313,297
                                              ----------   ---------- ----------
                                              74,548,554   6,5034,477 57,064,176
                                              ----------   ---------- ----------

Other Assets
  Cost in excess of net assets of
   business acquired                           5,630,042    5,630,042  5,630,042
  acquired

  Deferred charges and other assets              590,019      603,936    602,425
  Radio Spectrum License                       1,340,750      733,000    733,000
                                               ---------      -------    -------
                                               7,560,811    6,966,978  6,965,467
  Less accumulated amortization                1,579,417    1,083,402    629,666
                                               ---------    ---------    -------
                                               5,981,394    5,883,576  6,335,801
                                               ---------    ---------  ---------


                                            $133,050,582 $9,3445,744 $89,407,902
                                            ============ =========== ===========

See Notes to Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS'
  EQUITY                                        1999         1998       1997
                                                ----         ----       ----
Current Liabilities
  Current maturities of long-term debt
  (Note 4)                                $   1,340,711 $   863,972 $   544,954
  Accounts payable                            2,195,958   1,149,286   3,743,701
  Advance billings and payments                 870,717     712,581     631,815
  Refundable equipment payment (Note 6)       3,871,365
  Customers' deposits                           118,641     113,586      98,905
  Accrued compensation                          947,401     890,443     660,659
  Other current liabilities                     781,248   1,072,422   1,266,110
  Income and other taxes payable                908,677     214,433     153,678
                                                -------     -------     -------

           Total current liabilities         11,034,718   5,016,723    7,099,822
                                             ----------   ---------    ---------

Long-Term Debt, less current maturities
 (Note 4)                                    31,688,737  28,398,374   26,815,706
       -                                     ----------  ----------   ----------

Other Liabilities and Deferred Credits
  Deferred investment tax credit                 76,323     145,909      216,256
  Deferred income taxes (Note 5)             16,061,709   6,741,121    5,987,860
  Pension and other  (Note 7)                 1,453,724   1,331,465      883,568
                           -                  ---------   ---------      -------
                                             17,591,756   8,218,495    7,087,684
                                             ----------   ---------    ---------

Minority Interests                            2,460,412   2,265,426    1,894,206
                                              ---------   ---------    ---------

Commitments and Contingencies (Notes 2, 3, 6 and 11)

Stockholders' Equity  (Notes 4 and 10)
  Common stock, no par value, authorized
   8,000,000 shares; issued 1999 and 1998
   3,755,760 shares, 1997 3,760,760 shares    4,734,377   4,734,377    4,740,677
  Retained earnings                          48,498,503  44,173,730   40,579,090
  Accumulated other comprehensive income,
   unrealized gain on available-for-sale
   securities, net (Note 2)                  17,042,079     638,619    1,190,717
                         -                   ----------     -------    ---------
                                             70,274,959  49,546,726   46,510,484
                                             ----------  ----------   ----------

                                          $ 133,050,582 $93,445,744 $ 89,407,902
                                          ============= =========== ============

Shenandoah Telecommunications Company and Subsidiaries

Consolidated Statements of Income
Years Ended December 31, 1999, 1998 and 1997


                                            1999         1998           1997
                                    -------------------------------------------
Operating revenues:
  Telephone:
     Local service                      $ 4,063,511 $  3,782,026   $  3,589,042
     Access and toll service              7,877,612    7,835,509      7,347,703
     Directory                            1,224,069    1,189,578      1,129,976
     Facility leases (Note 2)             2,781,319    2,043,930      1,977,122
     Billing, collection and other          622,325      680,802        589,443
                                     ------------------------------------------
           Total telephone revenues      16,568,836   15,531,845     14,633,286

  Other:
     Cable television                     3,431,856    3,098,160      2,513,802
     ShenTel Service                      3,549,762    2,530,982      2,115,443
     Long distance                        1,049,753      930,433        902,276
     Mobile                              13,352,311    9,754,858      8,424,016
     Network                                610,641      614,934        614,934
     PCS                                  3,664,733    3,131,130      1,751,291
     Other                                   10,908        1,683         15,300
                                      -----------------------------------------
           Total operating revenues      42,238,800   35,594,025     30,970,348
                                      -----------------------------------------

Operating expenses:
  Cost of products sold                   1,978,494    1,464,505      2,189,810
  Line costs                                476,967      387,652        382,924
  Plant specific                          3,494,648    2,852,691      2,719,811
  Plant nonspecific:
     Network and other                    7,068,888    5,483,253      4,480,998
     Depreciation and amortization        6,712,430    5,429,815      4,681,858
  Customer operations                     5,484,894    4,925,552      4,312,552
  Corporate operations                    2,925,270    2,702,029      2,669,743
  Taxes other than income                   490,657      958,681        463,109
  Other                                   1,065,569      885,606        702,509
                                      -----------------------------------------
                                         29,697,817   25,089,784     22,603,314
                                      -----------------------------------------



See Notes to Consolidated Financial Statements.


                                   (Continued)

Shenandoah Telecommunications Company and Subsidiaries

Years Ended December 31, 1999, 1998 and 1997

                                              1999          1998        1997
                                              ----          ----        ----

           Operating income               $ 12,540,983 $ 10,504,241 $ 8,367,034

Other income (expenses):
  Nonoperating income, less expenses         1,582,369    2,054,437   1,396,881
  Interest expense                          (1,933,021)  (1,501,729) (1,556,352)
  Loss on disposal of assets                    (2,365)    (718,312)    (48,628)
                                                ------     --------     -------
                                            12,187,966   10,338,637   8,158,935
Income taxes (Note 5)                        3,796,981    3,598,642   2,593,631
                   -                         ---------    ---------   ---------
                                             8,390,985    6,739,995   5,565,304
Minority interests                          (1,962,986)  (1,136,220) (1,085,741)
                                            ----------   ----------  ----------
           Net income                    $   6,427,999  $ 5,603,775 $ 4,479,563
                                         =============  =========== ===========

Net earnings per share, basic and diluted $       1.71  $      1.49 $      1.19
                                          ============  =========== ===========

Cash dividends per share                  $       0.56  $      0.51 $      0.43
                                          ============  =========== ===========

Weighted average shares outstanding          3,755,760    3,756,388   3,760,760
                                             =========    =========   =========

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                              Accumulated
                                                                                  Other
                                                      Common       Retained   Comprehensive
                                         Shares       Stock        Earnings      Income      Total
                                         ------       ------       --------     -------      -----

Balance, December 31, 1996             3,760,760   $4,740,677   $37,716,654   $ 670,591  $  43,127,922
  Comprehensive income:                                                                  -------------
     Net income                                                   4,479,563                  4,479,563
     Change in unrealized
      gain on securities
      available-for-sale, net
      of tax of $346,046                                                        520,126        520,126
       Total comprehensive income                                                            4,999,689
  Dividends                                                      (1,617,127)                (1,617,127)
                                                                 ----------                 ----------

Balance, December 31, 1997              3,760,760   4,740,677    40,579,090   1,190,717     46,510,484
  Comprehensive income:                                                                     ----------
     Net income                                                   5,603,775                  5,603,775
     Change in unrealized
      gain on securities
      available-for-sale, net
      of tax of ($368,110)                                                     (552,098)      (552,098)
       Total comprehensive income                                                            5,051,677
  Dividends                                                      (1,915,435)                (1,915,435)
  Redemption of common stock               (5,000)     (6,300)      (93,700)                  (100,000)
                                           ------      ------       -------                   --------

Balance, December 31, 1998              3,755,760   4,734,377    44,173,730     638,619     49,546,726
  Comprehensive income:
     Net income                                                   6,427,999                  6,427,999
     Change in unrealized
      gain on securities
      available-for-sale, net
      of tax of $10,078,972                                                  16,403,460     16,403,460
       Total comprehensive income                                                           22,831,459
  Dividends                                                      (2,103,226)                (2,103,226)
                                                                 ----------                 ----------

Balance, December 31, 1999              3,755,760  $4,734,377  $ 48,498,503 $17,042,079  $  70,274,959
                                        =========  ==========  ============ ===========  =============



See Notes to Consolidated Financial Statements.

    SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CASH FLOWS
    YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                1999          1998       1997
Cash Flows From Operating Activities            -----         ----       ----

Net income                                   $ 6,427,999 $ 5,603,775 $4,479,563
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation                                6,216,415     4,976,079  4,246,049
 Amortization                                  496,015       453,736    435,809
 Deferred tax charges (benefit)               (758,384)    1,121,371    733,644
 (Gain) loss on disposal of assets               2,365       718,312     48,628
 (Gain) loss on equity investments          (1,153,756)  (1,816,236)   (799,079)
 Minority share of income, net of              194,986      371,220     150,741
  distributions
 Other                                         (69,586)     (70,347)  (106,665)
 Changes in assets and liabilities:
  (Increase) decrease in:
   Accounts receivable                        (646,073)   1,410,782 (1,474,056)
   Material and supplies                      (601,468)     480,654 (1,080,082)
   Increase (decrease) in:
    Accounts payable                         1,046,672   (2,594,415)   808,119
    Other prepaids, deferrals and accruals   4,850,961      369,507  1,028,153
                                             ---------      -------  ---------
     Net cash provided by
      operating activities                  16,006,146   11,024,438  8,470,824
                                            ----------   ----------  ---------

   Cash Flows From Investing Activities
     Purchases of property and equipment,
      net of retirements                   (15,732,857) (13,664,692)(10,687,958)
    (Payment) refund of license costs         (607,750)                 397,964
      Purchase of certificates of deposit                            (2,436,818)
     Maturities of certificates of deposits                 204,122   3,374,877
     Cash flows from securities (Note 2)       921,386    2,238,980   1,328,857
     Other, net                                 13,917       (1,511)    (16,337)
                                                ------       ------     -------
          Net cash used in
          investing activities             (15,405,304) (11,223,101) (8,039,415)
                                           -----------  -----------  ----------

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                              1999        1998          1997
                                              ----        ----          ----
Cash Flows From Financing Activities

  Dividends paid                         $ (2,103,226 $(1,915,435) $( 1,617,127)
  Redemption of common stock                             (100,000)
  Proceeds from long-term debt              4,597,674   2,405,500     3,179,500
  Principal payments on long-term debt       (830,572)   (503,814)     (553,729)
           Net cash provided by (used in)
            financing activities            1,663,876   (113,749)     1,008,644
                                            ---------   --------      ---------

           Net increase (decrease) in cash
            and cash equivalents            2,264,718   (312,412)     1,440,053

Cash and cash equivalents:
  Beginning                                 4,891,109  5,203,521      3,763,468
                                            ---------  ---------      ---------
  Ending                                 $  7,155,827 $4,891,109    $ 5,203,521
                                         ============ ==========    ===========

Supplemental Disclosures of Cash Flow
  Information
  Cash payments for:

     Interest, net of capitalized interest
     of $229,224 in 1999, $422,403 in 1998,
     and $279,398 in 1997               $  2,131,979  $2,116,323    $ 1,835,750
         ========    ====               ============  ==========    ===========
     Income taxes                       $  3,519,200  $2,760,400    $ 1,929,172
                                        ============  ==========    ===========


See Notes to Consolidated  Financial Statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Summary of Accounting Policies

Shenandoah Telecommunications Company and subsidiaries (the "Company") provides telephone service, cable television service, unregulated communications equipment and services, paging, mobile telephone, cellular telephone, internet access, and personal communications services. In addition, through its subsidiaries, the Company finances purchases of telecommunications facilities and equipment and operates and maintains an interstate fiber optic network. The Company's operations are located in the four state region surrounding the Northern Shenandoah Valley of Virginia. The Company grants credit in accordance with standard industry practices. Accounts receivable are concentrated among customers within the Company's geographic service area and large telecommunications companies. A summary of the Company's significant accounting policies follows:

Principles of consolidation: The consolidated financial statements include the accounts of all wholly- owned subsidiaries and other entities where effective control is exercised. All significant intercompany accounts and transactions have been eliminated.

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

     Investments carried at cost: Investments in which the Company does not have significant ownership and for which there is no ready market are carried at cost. Information regarding these and all other investments is reviewed continuously for evidence of impairment in value. No impairment was deemed to have occurred at December 31, 1999.

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

Property, plant and equipment: Property, plant and equipment is stated at cost. Accumulated depreciation is charged with the cost of property retired, plus removal cost, less salvage. Depreciation is determined under the remaining life method and straight-line composite rates. Depreciation provisions were approximately 6.1% of average depreciable assets for the years 1999, 1998 and 1997.

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

Earnings per share: Basic net income per share was computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share for 1999 (which was not materially different from basic net income per share), was computed under the treasury stock method, assuming the conversion, as of the beginning of the year, of all dilutive stock options. There were no adjustments to net income in the computation of diluted net income per share for 1999. Stock options outstanding for 1998 and 1997 were antidilutive; therefore, basic and diluted earnings per share are equal for those years.

Note 2. Investments

Investments consist of the following:

                                                1999       1998         1997
                                                ----       ----        -----
Investment in held-to-maturity securities:
  U. S. Treasury securities, current         $           $ 499,581  $1,622,433
  U. S. Treasury securities, noncurrent                                499,581
                                             ---------   --------    --------
                                             $           $ 499,581  $2,122,014
                                             =====================  ==========

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2. Investments(Continued)
                                                 1999        1998        1997
                                                 ----        ----       -----
Investment in available-for-sale securities:
  Loral Space and Communications, Ltd,
   (formerly Orion Network Systems), common
   stock (including unrealized gains of
   $2,019,035 in 1999, $1,041,877 in 1998
   and $1,962,085 in 1997)                 $   3,654,947 $ 2,677,789 $ 3,597,997
  Illuminet Holdings, Inc., common stock
   (including unrealized gains of
   $24,658,255 in 1999)                       25,501,741
  ITC - Deltacom (formerly AvData
   Systems, Inc.), common stock (including
   unrealized gains of $847,019 in 1999)       1,562,670
                                              ----------   --------    ---------
                                           $  30,719,358 $ 2,677,789 $ 3,597,997
                                           ============= =========== ===========


No gains were realized in 1999 and 1998. The Company realized gains of approximately $25,900 in 1997 on the sale of available-for-sale securities.

The Company held shares of Illuminet Holdings, Inc. (Illuminet) at the time of its initial public offering in October 1999. Under the terms of the offering, the Company is restricted from selling certain shares of Illuminet common stock until six months after the offering.

Changes in the unrealized gain on available-for-sale securities during the years ended December 31, 1999, 1998 and 1997 reported as a separate component of stockholders' equity are as follows:

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  1999       1998       1997
                                                  ----       ----       ----
Unrealized holding gains, beginning balance   $ 1,041,877 $1,962,085 $1,095,913
Unrealized holding gains (losses)
 during the year                               26,482,432   (920,208)   892,072
Realization of prior year unrealized gains                              (25,900)
                                               ----------  --------     -------
Unrealized holding gains, ending balance       27,524,309  1,041,877  1,962,085
Deferred tax effect related to net unrealized  10,482,230    403,258    771,368
gains                                          ----------  ---------  ---------
Unrealized gain included in
stockholders'equity                           $17,042,079  $ 638,619 $1,190,717
                                              ===========  ========= ==========

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.    Investments (Continued)

Cash flows from purchases, sales and maturities of securities consist of the following:


                                             1999          1998          1997
                                             ----          ----          ----
Available-for-sale securities:
  Sales                                $             $            $   1,226,489
  Purchases                                                          (1,196,296)
Held-to-maturity securities:
  Maturities                                499,581     1,622,433     2,148,945
  Purchases                                                            (499,581)
Other investments:
  Sales and distributions                 1,002,534     1,468,787        48,412
  Purchases                                (580,729)     (852,240)     (399,112)
                                           --------      --------      --------
           Total                       $    921,386  $  2,238,980 $   1,328,857


During 1999, investments with a carrying value of $1,559,137 under cost and equity method classifications were reclassified as available-for-sale securities upon the inception of public markets for those holdings.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.     Investments (Continued)

Other investments, comprised of equity securities which do not have readily determinable fair values, consist of the following:

                                                1999          1998      1997
Cost method:
  Illuminet Holdings, Inc.                  $             $  843,486 $  843,486
  AvData Systems, Inc.                                       149,860    149,860
  Coriss.net                                     250,000
  Rural Telephone Bank                           653,492     653,492    653,492
  Concept Five Technologies                    1,335,276   1,304,083  1,000,003
  CoBank                                         201,622     227,913     19,380
  Other                                          317,545     330,601    133,381
                                                 -------     -------    -------
                                               2,757,935   3,509,435  2,799,602
                                               ---------   ---------  ---------
Equity method (with approximate % owned at December 31, 1999):

  South Atlantic Venture Fund III L.P. (1%)      672,393     605,816    765,966
  South Atlantic Venture Fund IV L.P. (1%)       821,424     745,122    300,121
  Dolphin Communications, L.P. (1%)              171,222     168,258
  Virginia Independent Telephone Alliance (22%)  328,169     299,483    271,509
  Rural Service Area - 6 (11%)                   317,912     416,148    543,255
  ValleyNet (20%)                                 24,965     176,944     41,064
            ---                                   ------     -------     ------
                                               2,336,085   2,411,771  1,921,915
                                               ---------   ---------  ---------
                                             $ 5,094,020 $ 5,921,206 $4,721,517
                                             =========== =========== ==========


The Company has committed to invest an additional $400,000 in the South Atlantic Venture Fund IV L.P. during 2000 and approximately $810,000 in Dolphin Communications, L.P. pursuant to capital calls.

The Company leases fiber-optic facilities to ValleyNet under an operating lease agreement. Facility lease revenue from ValleyNet was approximately $1,600,000, $913,000, and $913,000 in 1999, 1998 and 1997, respectively. At December 31,
1999, the Company had accounts receivable from ValleyNet of approximately $770,000.

It is not practical to estimate the fair value of the other investments due to their limited market and the restrictive nature of their transferability.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Plant in Service

Plant in service consists of the following:

                                           1999           1998           1997
                                           ----           ----           ----
Land                                $     577,811 $       530,258 $     512,407
Buildings and towers                   11,536,460      11,025,512    10,336,173
Cable and wire                         41,239,718      35,576,276    29,733,511
Equipment                              46,467,716      41,295,798    33,562,865
                                       ----------      ----------    ----------
                                    $  99,821,705 $    88,427,844 $  74,144,956
                                    ============= =============== =============


In January 2000, the Company purchased approximately 39 acres of improved commercial real estate for approximately $910,000.

Note 4. Long-Term Debt and Lines of Credit
Long-term debt consists of the following:


                                   Interest
                                     Rate        1999       1998        1997

Rural Telephone Bank (RTB)      6.04% - 8%  $ 9,813,155 $10,305,886 $10,765,742
Rural Utilities Service (RUS)     2% - 5%       382,210     476,622     520,580
CoBank                         6.69% - 8.06% 22,634,083  18,279,838  16,074,338
RUS development loan           interest free    200,000     200,000
                                                -------     -------  ---------
                                             33,029,448  29,262,346  27,360,660
Current maturities                            1,340,711     863,972     544,954
                                              ---------     -------     -------
     Total long-term debt                   $31,688,737 $28,398,374 $26,815,706
                                            =========== =========== ===========


The notes payable to RTB are pursuant to an agreement which allows for additional borrowings of approximately $3,000,000. In January 2000, approximately $2.5 million was borrowed. In addition, the Company entered into a supplemental financing agreement with CoBank in January 2000. Pursuant to this agreement, the Company may incur borrowings up to $35,000,000 under a revolving credit facility expiring January 31, 2001.

RTB loans are payable $47,754 monthly and $154,686 quarterly, including interest. RUS loans are payable $23,708 monthly, including interest. The CoBank facility is payable $60,857 monthly, plus accrued interest until August 2001, at which time payments increase to $178,475 monthly plus accrued interest.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 Note 4.     Long-Term Debt and Lines of Credit

Approximate annual debt maturities are as follows:

Year                                      Amount
----                                      ------
2000                                 $  1,340,711
2001                                    1,832,952
2002                                    2,805,717
2003                                    2,792,367
2004                                    2,836,201
Later years                            21,421,500
                                       ----------
                                     $ 33,029,448
                                     ============

Substantially all of the Company's assets serve as collateral for the long-term debt. The long-term debt agreements contain restrictions on the payment of dividends and redemption of capital stock. The terms of the agreements require the maintenance of defined amounts of equity and working capital after payment of dividends. Approximately $3,485,000 of retained earnings was available for payment of dividends at December 31, 1999.

Long-term  debt carries  rates which  approximate  market rates for similar debt
being  issued.   Therefore,   the  carrying  value  of  long-term  debt  is  not
significantly different than fair value at December 31, 1999.

As of December 31, 1999, the Company had no borrowings outstanding on other approved lines of credit totalling $7,000,000.

NoteIncome Taxes

The Company and its subsidiaries file consolidated federal and state income tax returns. The provision for income taxes included in the consolidated statements of income consists of the following components:

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                               Years Ended December 31,
                                            1999       1998         1997
                                            ----       ----         ----
Current                                 $4,555,365  $2,477,271  $1,859,987
Deferred                                  (758,384)  1,121,371     733,644
                                          --------   ---------     -------
     Total provision for income taxes   $3,796,981  $3,598,642  $ 2,593,631
                                        ==========  ==========  ===========


A reconciliation of income taxes determined using the statutory federal income tax rates to actual income taxes provided is as follows:


                                                     Years Ended December 31,
                                                    1999       1998       1997
Federal income tax expense at statutory rates  $3,476,493 $3,128,822 $2,404,886
State income taxes, net of federal tax benefit    404,909    364,416    220,803
Amortization of investment tax credit             (69,586)   (70,347)   (75,701)
Other                                             (14,835)   175,751     43,643
                                                  -------    -------     ------
Provision for income taxes                     $3,796,981 $3,598,642 $2,593,631
                                               ========== ========== ==========


Net deferred tax liabilities consist of the following at December 31:

                                                1999           1998      1997
                                                ----           ----      ----
Deferred tax liabilities:
  Plant-in-service                          $ 6,063,101   $6,708,551 $5,556,071
  Unrealized gain on securities              10,482,230      403,258    771,368
  available-for-sale
   Other                                         13,281       53,515      4,701
                                                 ------       ------      -----
                                             16,558,612    7,165,324  6,332,140
                                             ----------    ---------  ---------
Deferred tax assets:
  Accrued compensation costs                    135,507      128,607    115,512
  Accrued pension costs                         361,396      295,596    228,768
                                                -------      -------    -------
                                                496,903      424,203    344,280
                                                -------      -------    -------
Net deferred tax liabilities                $16,061,709   $6,741,121 $5,987,860
                                            ===========   ========== ==========

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6. Reimbursement for PCS Conversion

During the fourth quarter of 1999, the Company executed a Management Agreement with Sprint PCS. The agreement expands the PCS territory from an area serving a population of approximately 680,000 to one of approximately 2 million. With this agreement, the Company is undertaking to construct and operate a PCS network using CDMA air interface technology. It is expected that the capital buildout and operating losses associated with this expansion will require significant capital resources over the next several years.

As part of the execution of this agreement, the Company received approximately $3.9 million as partial reimbursement for the Company's expenditures in building the CDMA network, which replaces the Company's earlier PCS network constructed using GSM technology. Under the terms of the agreement, all or a portion of this amount is to be reimbursed in the event the GSM network is sold. The GSM equipment had a carrying value of approximately $6.4 million at December 31, 1999. The Company is negotiating a potential sale of the GSM equipment with another PCS provider which uses a GSM equipment platform. Management expects that cash flows from the GSM equipment will be sufficient to recover the book value so as not to result in impairment.

Note 7. Retirement Plans

The Company maintains a noncontributory defined benefit pension plan. The following table presents the plan's funded status and amounts recognized in the Company's consolidated balance sheets.

                                              1999         1998         1997
Change in benefit obligation:
Benefit obligation, beginning            $ 6,434,133    $ 5,504,065 $ 5,112,231
  Service cost                               321,202        261,595     231,270
  Interest cost                              429,286        380,726     378,404
  Actuarial (gain) loss                   (1,031,820)       428,028     (86,162)
  Benefits paid                             (148,667)      (140,281)   (131,678)
                                            --------       --------    --------
Benefit obligation, ending                 6,004,134      6,434,133   5,504,065
                                           ---------      ---------   ---------

Change in plan assets:
Fair value of plan assets, beginning       6,874,626      5,712,651   5,077,518
  Actual return on plan assets             1,241,114      1,302,256     766,811
  Benefits paid                             (148,667)      (140,281)   (131,678)
                                            --------       --------    --------
Fair value of plan assets, ending          7,967,073      6,874,626   5,712,651
                                           ---------      ---------   ---------

Funded status                              1,962,939        440,493     208,586
Unrecognized net gain                     (3,034,529)    (1,344,253)   (943,738)
Unrecognized prior service cost              195,693        216,398     237,103
Unrecognized net transition asset           (124,258)      (153,002)   (181,746)
                                            --------       --------    --------
Accrued benefit cost                     $(1,000,155)$     (840,364) $ (679,795)
                                         ----------- --------------  ----------

Components of net periodic benefit cost:

  Service cost                           $   321,202      $ 261,595    $ 231,270
  Interest cost                              429,286        380,726     378,404
  Expected return on plan assets            (544,023)      (451,803)   (375,800)
  Amortization of prior service cost          20,705         20,705      20,705
  Amortization of net (gain) loss            (38,635)       (21,910)
  Amortization of net transition asset       (28,744)       (28,744)    (28,744)
                                             -------        -------     -------
Net periodic benefit cost                $   159,791)     $ 160,569    $225,835
                                         ===========      =========    ========

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.   Retirement Plans (Continued)

Assumptions used by the Company in the determination of pension plan information consisted of the following at December 31, 1999, 1998 and 1997:

                                                     1999     1998       1997
                                                     ----     ----       ----
Discount rate                                        6.75      6.75      7.00
Rate of increase in compensation levels              5.00      5.00      5.00
Expected long-term rate of return on plan assets     8.00      8.00      7.50



Note 8. Stock Incentive Plan

The stockholders have approved a Company Stock Incentive Plan providing for the grant of incentive compensation to employees in the form of stock options. The Plan authorizes grants of options to purchase up to 240,000 shares of common stock over a ten-year period. The option price is the market value of the stock at the date of grant. One-half of the options are exercisable on each of the first and second anniversaries of the date of grant and the options expire five years from the date they are granted.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                          1999          1998           1997
                                          ----          ----           ----
Dividend rate                             1.70%         2.48%          1.96%
Risk free interest rate                   4.77%         5.44%          6.13%
Expected lives of options                 5 years       5 years        5 years
Price volatility                          26.20%        17.98%         19.70%

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.   Stock Incentive Plan  (Continued)

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

                                            1999          1998          1997
                                            ----          ----          ----
Net income
  As reported                            $ 6,427,999  $ 5,603,775   $ 4,479,563
  Pro forma                              $ 6,280,662  $ 5,539,768   $ 4,445,578

Earnings per share, basic and diluted
  As reported                              $   1.71    $    1.49     $    1.19
  Pro forma                                $   1.67    $    1.47     $    1.18


A summary of the status of the option plan at December 31, 1999, 1998 and 1997 and changes during the years ended on those dates is as follows:


                                      1999             1998              1997
                                     Weighted        Weighted         Weighted
                                     Average         Average          Average
                                     Exercise        Exercise          Exercise
                           Shares    Price   Shares   Price   Shares   Price

Outstanding at

 beginning of year         27,782   $ 21.23   13,375 $   21.98           $
Granted                    17,578     19.94   15,565     20.59  14,044  21.98
Exercised                      --        --      --       --      --     --
Forfeited                  (1,303)    20.70   (1,158)    21.33    (669) 21.98
Outstanding at
 end of year               44,057   $ 20.73   27,782  $  21.23  13,375 $21.98
                           ======             ======            ======
Exercisable at end of year 19,708     21.47    6,378     21.98
year
Fair value of options
 granted during the year   $ 15.40            $ 4.11              $ 5.35

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.   Stock Incentive Plan  (Continued)

The following table summarizes information about stock options outstanding at December 31, 1999:

                         Options        Weighted-        Options
                       Outstanding       Average       Exercisable
                         Number         Remaining        Number
      Exercise             of          Contractual         of
       Prices            Shares           Life           Shares

       $ 21.98               12,414      2 years         12,414
       $ 20.59               14,588      3 years          7,294
       $ 19.94               17,055      4 years




Note 9. Major Customer

The Company has two major customers, each accounting for 8-12% of revenues in each year for the period 1997 through 1999. Revenue from these customers consists primarily of carrier access charges for long distance service provided by the Telephone segment and roaming charges for cellular service provided by the Mobile segment.

Note 10.Stockholder Rights

The Board of Directors has adopted a Stockholder Rights Plan whereby, under certain circumstances, holders of each right granted in 1998 at one right per share outstanding will be entitled to purchase $80 worth of the Company's common stock at a price of $40. As of December 31, 1999, the rights are neither exercisable nor traded separately from the Company's common stock. The Rights are only exercisable if a person or group becomes or attempts to become the beneficial owner of 15% or more of the Company's common stock. Under the terms of the Plan, such person or group is not entitled to the benefits of the Rights.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Lease Commitments

The Company has leased land, towers, and tower space from others under various noncancelable agreements which expire between September 1, 2000 and July 1, 2004 and require various minimum annual rentals.

The total minimum rental commitment at December 31, 1999 is due as follows:

 Year Ending                           Amount

      2000                          $      368,612
      2001                                299,927
      2002                                222,403
      2003                                161,943
      2004                                 72,972
      ----                                 ------
                                      $ 1,125,857

The Company has leased towers, tower space, and communications equipment to other entities under various noncancelable agreements which require various minimum annual payments.

The total minimum rental receipts at December 31, 1999 are due as follows:

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Year Ending                           Amount

      2000                              $ 431,985
      2001                                400,442
      2002                                296,780
      2003                                222,560
      2004                                 90,678
      ----                                 ------
                                       $1,442,445

Note 12.  Segment Reporting

The Company has identified nine reporting segments based on the products and services each provides. Each segment is managed and evaluated separately because of differing technologies and marketing strategies.

The reporting segments and the nature of their activities are as follows:

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Segment Reporting

The Company has identified nine reporting segments based on the products and services each provides. Each segment is managed and evaluated separately because of differing technologies and marketing strategies.

The reporting segments and the nature of their activities are as follows:

Shenandoah Telecommunications Company
(Holding) Holding company which invests in both affiliated and non-affiliated companies.

Shenandoah   Telephone   Company   (Telephone)   Provides  both   regulated  and
non-regulated telephone services primarily throughout the Northern Shenandoah Valley.

Shenandoah Cable Television Company (CATV) Provides cable service in Shenandoah County.

ShenTel Service Company (ShenTel) Sells and services telecommunications equipment and provides internet access to customers in the multistate region surrounding the Northern Shenandoah Valley.

Shenandoah   Valley  Leasing  Company  (Leasing)   Finances   purchases  of
telecommunications equipment to customers of other segments.

Shenandoah Mobile Company (Mobile) Provides tower rental, paging and cellular services throughout the Northern Shenandoah Valley.

Shenandoah Long Distance Company (Long Distance)
Provides long distance services.

Shenandoah Network Company (Network)
Leases interstate fiber optic facilities.

Shenandoah Personal Communications Company (PCS)
Provides digital wireless service to a four-state area which will cover the region from Harrisburg and Altoona,Pennsylvania, to Harrisonburg, Virginia.

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

Income recognized from equity method nonaffiliated investees by segment is as follows:

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Income recognized from equity method nonaffiliated investees by segment is as follows:


                                                                   Consolidated
                               Holding    Telephone     Mobile        Totals

    1999                   $    540,229 $    393,846 $   219,681 $    1,153,756
    1998                        485,542      934,249     396,445      1,816,236
    1997                        267,967      191,550     339,562        799,079

Selected financial data for each segment is as follows:




             Holding         TelCo         CATV         ShenTel        Leasing
Operating revenues
- external:

   1999      $          $  16,568,836  $  3,431,856  $  3,549,762  $     10,908
   1998                    15,531,845     3,098,160     2,530,982         1,683
   1997                    14,633,286     2,513,802     2,115,443        15,300

Operating revenues - internal:

   1999    $            $   2,004,504  $      2,400  $    235,511  $
   1998                     1,411,023         2,340       224,561
   1997                     1,248,694         2,329       222,137

Depreciation and amortization:
   1999    $           $      123,423  $  3,170,415  $    905,519 $     354,737
   1998                                   2,735,658       841,452       300,122
   1997                                   2,370,817       773,560       260,585

Nonoperating income less expenses:

   1999   $ 1,189,244  $   2,011,662  $       3,094   $       801  $      4,076
   1998     1,005,372      2,245,060            537         2,794         5,069
   1997       991,413      1,607,327          3,013         1,017        12,980

Interest expense:
   1999  $        339  $   1,926,144  $     759,039   $   195,741 $
   1998                           68      1,491,954       685,537       167,998
   1997                                   1,549,799       654,504       161,397

Income tax expense (benefit)
   1999  $   360,585   $   3,419,530  $   (123,710)   $  (199,129) $   (12,016)
   1998      294,600       3,712,719      (232,061)      (197,800)     (15,316)
   1997      298,368       3,002,628      (224,947)      (204,627)      (8,106)

Net income

   1999  $   585,731   $   5,751,049  $   (202,530)   $  (294,976) $     20,093
   1998      480,476       5,737,264      (378,124)      (326,786)       14,783
   1997      562,806       5,497,074      (379,561)      (340,569)       26,257

Total assets

   1999 $ 55,234,402   $ 71,551,731  $  11,414,668  $   4,128,218  $    300,990
   1998   27,714,953     61,249,082     11,266,265      3,658,486       302,126
   1997   24,727,104     60,061,156     10,616,821      3,668,737       386,950

               Long                         Combined  Eliminatin   Consolidated
   Mobile     Distance   Network      PCS     Totals   Entries        Totals

$13,352,311 $1,049,753 $ 610,641 $3,664,733 $42,238,800 $           $42,238,800
  9,754,858    930,433   614,934  3,131,130  35,594,025
  8,424,016    902,276   614,934  1,751,291  30,970,348              30,970,348

$   665,991 $  333,976 $ 132,890 $   15,879  $3,391,151 $(3,391,151)$
    340,382    206,525   105,836     13,623   2,304,290  (2,304,290)
    318,577    170,143    99,317      6,888   2,068,085  (2,068,085)

   873,392 $         $   124,199 $1,160,745 $ 6,712,430 $           $ 6,712,430
   636,512               161,604    754,467   5,429,815               5,429,815
   553,484               118,498    604,914   4,681,858               4,681,858


$  313,055 $    3,112 $   14,405 $   14,017 $ 3,553,466 $(1,971,097) $1,582,369
   501,061      2,682     15,512    (10,548)  3,767,539  (1,713,102)  2,054,437
   428,518      6,256      8,755      2,297   3,061,576  (1,664,695)  1,396,881


$  183,637 $          $          $  839,218 $ 3,904,118 $(1,971,097) $1,933,021
   224,600                          644,674   3,214,831  (1,713,102)  1,501,729
   341,461                          513,886   3,221,047  (1,664,695)  1,556,352


$1,596,996 $  129,300 $ 197,777$(1,572,352)$ 3,796,981 $             $3,796,981
   924,000     98,400   174,500 (1,160,400)  3,598,642                3,598,642
   887,496     97,506   200,972 (1,455,659)  2,593,631                2,593,631


$2,606,321 $  211,241 $  324,213$(2,573,143)$6,427,999 $             $6,427,999
 1,531,128    160,602    284,522 (1,900,090) 5,603,775                5,603,775
 1,203,018    160,194    325,215 (2,477,721) 4,576,713      (97,150)  4,479,563


$15,630,863 $ 263,826 $1,144,504$14,351,405$174,020,607$(40,970,025)$133,050,582
 15,100,474   201,735  1,314,393 13,614,839 134,422,353 (40,976,609)  93,445,744
 13,029,769   231,165  1,437,188 10,209,395 124,368,285 (34,960,383)  89,407,902

      Statistics
                                                                     Percent
                                                        Increase      Increase
                                                       (Decrease)    (Decrease)
                                         1999    1998
       TELEPHONE
       Access Lines
          Residential                   17,964   17,176        788         4.6
          Business Single-Line           3,756    3,580        176         4.9
          Paystations                      268      288        (20)       (6.9)
          Business Multi-Line            1,374    1,313         61         4.6

           Totals                       23,362   22,357      1,005         4.5
       Access Lines by Exchange
          New Market                     2,750    2,655         95         3.6
          Mt. Jackson                    2,533    2,432        101         4.2
          Edinburg                       2,976    2,911         65         2.2
          Fort Valley                      745      693         52         7.5
          Woodstock                      5,607    5,278        329         6.2
          Toms Brook                     1,721    1,634         87         5.3
          Strasburg                      4,526    4,348        178         4.1
          Basye                          2,052    1,978         74         3.7
          Bergton                          452      428         24         5.6

             Totals                     23,362   22,357      1,005         4.5

       Exchanges                             9        9         -           -
       Long Distance Calls               -           -          -           -
       Operator Handled            229,136     275,403    (46,267)      (16.8)
       Direct Dialed            17,471,625  14,275,111  3,1965140        22.4
                                  ---------- ----------  ---------        ----
            Totals               17,700,761  14,550,514  3,150,247        21.7

       Switched Access Minutes  110,148,314 105,465,691  4,682,623         4.4


       OTHER SERVICES
       CATV                          8,605        8,428        177         2.1
       Paging                        4,946        4,112        834        20.3
       VoiceMail                     2,016        1,843        173         9.4



  PLANT FACILITIES                                 Telephone              CATV

  Route Miles                                          2,028.2           492.0
  Customers Per Route Mile                                11.5            17.5
  Miles of Distribution Wire                             540.3             -
  Telephone Poles                                      7,850              17
  Miles of Aerial Copper Cable                           358.9           152.3
  Miles of Buried Copper Cable                         1,351.2           291.5
  Miles of Underground Copper Cable                       37.2             1.9
  Fiber Optic Cable - Fiber Miles                      7,468.6             -
  Lines of Switching Equipment                        34,270               -
  Intertoll Circuits to Interexchange Carriers         1,204               -
  Special Service Circuits to Interexchange              220               -
  Carriers

OUR BUSINESS

Shenandoah Telecommunications Company is a holding company which provides various telecommunications services through its operating subsidiaries. These services include: telephone service, primarily in Shenandoah County and small service areas in Rockingham, Frederick and Warren counties, all in Virginia; cable television service in Shenandoah County; unregulated telecommunications equipment and services; Internet access provided to the multistate region surrounding the Northern Shenandoah Valley of Virginia; financing of purchases of telecommunications facilities and equipment; paging and cellular telephone services in the Northern Shenandoah Valley; resale of long distance services; operation and maintenance of an interstate fiber optic network; and building and operating a personal communications and tower network in the four-state region from Harrisonburg, Virginia to the York, Altoona and Harrisburg, Pennsylvania markets.

ANNUAL MEETING
The Board of Directors extends an invitation to all stockholders to attend the Annual Meeting of Stockholders. The meeting will be held Tuesday, April 18, 2000, at 11:00 a.m. in the Social Hall of the Edinburg Fire Department, Stoney Creek Boulevard, Edinburg, Virginia. Notice of the Annual Meeting, Proxy Statement, and Proxy were mailed to each stockholder on or about March 24, 2000.

FORM 10-K

The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission is available to stockholders, without charge, upon request to: Mr. Laurence F. Paxton, Vice President -Finance, Shenandoah Telecommunications Co, PO Box 459,Edinburg, VA 22824

CORPORATE HEADQUARTERS
Shenandoah Telecommunications Company
124 South Main Street

Edinburg, VA 22824

INDEPENDENT AUDITOR
McGladrey & Pullen, LLP
1051 East Cary Street
Richmond, VA 23219

STOCKHOLDERS' QUESTIONS AND STOCK TRANSFERS - CALL 540-984-5200 Transfer Agent -Common Stock

Shenandoah Telecommunications Company
PO Box 459

Edinburg, VA 22824

MARKET AND DIVIDEND INFORMATION
The Company's stock is not listed on any national exchange or NASDAQ, but it is traded on the Over-the-Counter (OTC) Bulletin Board system under the symbol "SHET." Historically, the Company maintained information on the prices of transactions that were reported to the Company. More recently, information on OTC trading activity has indicated that the volume of trades significantly exceeds the volume of trades reported by stockholders or brokers directly to the Company. Information on OTC trading activity is available from any stockbroker, or from numerous internet websites. The following summary market information relates to the OTC trading activity in the Company's stock for the past three years.

        YEAR            VOLUME     LOW       HIGH      CLOSE     DIVIDEND
        1997             60,200   $17.62    $22.00      $19.00     $0.43
        1998            100,700   $18.50    $26.00      $19.00     $0.51
        1999            219,900   $19.00    $34.50      $33.75     $0.56

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

-       ShenTel Service Company

-       Shenandoah Long Distance Company

-       Shenandoah Valley Leasing Company

-       Shenandoah Mobile Company

-       Shenandoah Network Company

-       Shenandoah Personal Communications Company

-       Shentel Communications Company

EXHIBIT 23.     CONSENT OF INDEPENDENT AUDITORS

                As   independent   auditors,   wehereby   consent   to   the
                incorporation of our report, dated January 28,2000, incorporated by reference in this annual report of Shenandoah Telecommunications Company on Form 10-K, into the Company's previously filed Form S-8 Registration Statement, File No. 33-2173 and Form S-3D Registration Statement No. 333-74297.

/s/ MCGLADREY & PULLEN,LLP
McGladrey & Pullen, LLP
Richmond, VA
March 30, 2000