Form 10-Q
period 2000-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2000-05-16
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 2000

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


                            PO Box 459, Edinburg, Virginia 22824
                    (Address of principal executive office and zip code)


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

         Class                                   Outstanding at April 30, 2000
Common Stock, No Par Value                                 3,757,094 Shares

                           SHENANDOAH TELECOMMUNICATIONS COMPANY




                                           INDEX


                                                                         Page
                                                                        Nuumber

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
          March 31, 2000 and December 1999                                1-2

         Condensed Consolidated Statements of Income
          Three Months Ended March 31, 2000 and 1999                        3

         Condensed Consolidated Statements of Cash Flow
           Three Months Ended March 31, 2000 and 1999                       4

         Condensed Consolidated Statements of
            Stockholders' Equity March 31, 2000 and
             December 1999                                                  5

         Notes To Consolidated Financial Statements                       6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8-14

PART II. Other Information

Item 3a.    Quantitative and Qualitative Disclosures about Market Risk     15

Item 4.  Submission of Matters To a Vote of Security Holders               15

Item 6.  Exhibits and Reports on Form 8-K                                  15

         Signatures                                                        15

                SHENANDOAH TELECOMMUNICATIONS COMPANY
                       AND SUBSIDIARY COMPANIES
                    PART I. FINANCIAL INFORMATION
                     ITEM I. FINANCIAL STATEMENTS
                CONDENSED CONSOLIDATED BALANCE SHEETS





                                 ASSETS

                                       March 31, 2000  December 31, 1999
                                          (Unaudited)
                                         ------------   ---------------
Current Assets
  Cash & cash equivalents                 $6,837,583        $7,155,827
  Accounts receivable                      4,176,291         4,918,089
  Materials                                3,904,098         4,089,605
  Prepaid and other current assets           625,910           543,735
                                         ------------   ---------------
Total Current Assets                      15,543,882        16,707,256

Securities and Investments
  Available for sale                      26,569,263        30,719,358
securities
  Other investments                        6,101,772         5,094,020
                                         ------------   ---------------
                                          32,671,035        35,813,378

Net Property, Plant  and
Equipment
  Plant in service                       107,634,667        99,821,705
  Plant under construction                 9,871,373         9,133,665
                                         ------------   ---------------
                                         117,506,040       108,955,370
  Less accumulated depreciation           35,855,240        34,406,816
                                        ------------   ---------------
                                          81,650,800        74,548,554

Other Assets
  Cost in excess of net assets of
   business acquired                       5,630,042         5,630,042
  Deferred charges and other assets          511,807           590,019
  Radio spectrum license                   1,340,750         1,340,750
                                         ------------   ---------------
                                           7,482,599         7,560,811
Less accumulated amortiziation             1,603,491         1,579,417
                                         ------------   ---------------
                                           5,879,108         5,981,394
                                         ------------   ---------------
                                        $135,744,825      $133,050,582
                                         ============   ===============








   See accompanying notes to the condensed consolidated financial statements.

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                            AND SUBSIDIARY COMPANIES
                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  LIABILITIES & STOCKHOLDERS' EQUITY

                                       March 31, 2000   December 31, 1999
                                          (Unaudited)
                                       --------------   -----------------
Current Liabilities
  Current maturities of long-term debt   $ 1,423,515       $ 1,340,711
  Accounts payable                         1,800,860         2,195,958
  Advance billings & payments                649,936           870,717
  Refundable equipment payment             3,871,365         3,871,365
  Customers' deposits                        123,852           118,641
  Accrued compensation                       697,981           947,401
  Other current liabilities                  975,555           781,248
  Income and other taxes payable             722,196           908,677
                                         ------------   ---------------
Total Current Liabilities                 10,434,260        11,034,718

Long-Term Debt, less current maturities   37,535,901        31,688,737

Other Liabilities and Deferred Credits
  Deferred investment tax credit              58,927            76,323
  Deferred income taxes                   14,647,705        16,061,709
  Pension & other                          1,385,409         1,453,724
                                         ------------   ---------------
                                          15,923,041        17,591,756

Minority Interests                         2,032,933         2,460,412

Stockholders' Equity
  Common stock                             4,762,673         4,734,377
  Retained earnings                       50,588,657        48,498,503
  Unrealized gains on available for       14,467,360        17,042,079
    sale security
                                         ------------   ---------------
                                          69,818,690        70,274,959
                                         ------------   ---------------
                                        $135,744,825      $133,050,582
                                         ============   ===============











   See accompanying notes to the condensed consolidated financial statements.

                  SHENANDOAH TELECOMMUNICATIONS COMPANY
                         AND SUBSIDIARY COMPANIES
                      PART I. FINANCIAL INFORMATION
                       ITEM I. FINANCIAL STATEMENTS
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)

                                      Three months ended March 31,
                                          2000            1999

OPERATING REVENUES
  Telephone revenues
    Local service                          $1,083,908    $  960,104
    Access                                  1,923,337     1,890,951
    Toll                                        7,328         5,802
    Miscellaneous:
     Directory                                323,603       314,146
     Facility leases                          894,901       502,382
     Billing & collection                     116,558       123,952
     Other miscellaneous                       69,260        37,987
  Total telephone revenues                  4,418,895     3,835,324
  Cable television revenues                   887,950       785,741
  ShenTel service revenues                  1,364,533       932,744
  Leasing revenues                              2,452         3,294
  Mobile revenues                           3,757,979     2,421,434
  PCS revenues                              2,523,851       702,478
  Long distance revenues                      273,553       280,259
  Network revenues                            145,824       153,733
Total Revenues and Sales                   13,375,037     9,115,007

OPERATING EXPENSES
  Cost of products and services             1,212,325       462,114
sold
  Line costs                                  137,220       107,176
  Plant specific                            1,084,100       755,839
  Plant non-specific:
    Network & other                         2,287,709     1,494,575
    Depreciation and                        1,840,602     1,557,936
amortization
  Customer operations                       1,673,576     1,213,148
  Corporate operations                        667,689       668,269
  Other operating expenses                    292,710       264,517
  Taxes other than income                     184,056        39,368
Total Operating Expense                     9,379,987     6,562,942
Operating Income                            3,995,050     2,552,065




See accompanying notes to the condensed consolidated financial statements.

            SHENANDOAH TELECOMMUNICATIONS COMPANY
                         AND SUBSIDIARY COMPANIES
                      PART I. FINANCIAL INFORMATION
                       ITEM I. FINANCIAL STATEMENTS
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)


                                     Three months ended March 31,
                                           2000           1999

Non-operating income less expense         $   530,119   $  232,530
Interest Expense                              507,890      468,561
Income before income taxes                  4,017,279    2,316,034
Provision for income taxes                  1,266,604      784,639

Net income before minority                  2,750,675    1,531,395
interest
Minority interest                           (660,521)    (218,498)
Net income                                          $            $
                                            2,090,154    1,312,897

  Weighted average common
  shares outstanding                        3,756,232    3,755,760
  Basic and diluted earnings per share     $     0.56   $     0.35































   See accompanying notes to the condensed consolidated financial statements.

                  SHENANDOAH TELECOMMUNICATIONS COMPANY
                        AND SUBSIDIARY COMPANIES
                      PART I. FINANCIAL INFORMATION
                      ITEM I. FINANCIAL STATEMENTS
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                               (UNAUDITED)
                                                    Three months ended
                                                         March 31,
                                                      2000        1999
Cash Flows From Operating Activities
  Net Income                                       2,090,154   $1,312,897
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation                                       1,724,364    1,451,832
Amortization                                         116,238      106,104
Deferred taxes (benefits)                         (1,583,004)    (196,926)
  Loss on equity investments                         508,227       53,843
  Minority share of income, net of distributions    (427,479)    (277,562)
  Other                                              (17,396)     (95,720)
  Decrease (increase) in:
    Accounts receivable                              741,798      (56,351)
    Materials and supplies                           185,507      396,995

 Increase (decrease) in:
    Accounts payable                                (395,098)      68,880
    Other prepaids, deferrals and accruals          (529,442)     538,286
                                                  ------------------------
Net cash provided by operating activities          2,582,869    3,302,278

Cash Flows From Investing Activities
  Purchase of property plant and equipment, net
   of retirements                                 (8,918,774)  (2,090,427)
  Purchase of investment securities                 (329,343)     (38,697)
  Maturity of held-to-maturity securities                  0      499,581
  Cash flows from investments, principally
     distributions from equity investments           388,740      303,166
                                                  ------------------------
Net cash used in investing activities             (8,859,377)  (1,326,377)

Cash Flows From Financing Activities
  Proceeds from long term debt                      6,285,863           0
  Proceeds from issuance of common stock               28,296           0
  Principal payments on long term debt               (355,895)   (144,900)
                                                  ------------------------
Net cash provided by (used in) financing            5,958,264
activities                                          5,958,264    (144,900)
                                                  ------------------------
Net increase (decrease) in cash                      (318,244)  1,831,001

Cash and cash equivalents
  Beginning                                         7,155,827   4,891,109
  Ending                                           $6,837,583  $6,722,110


   See accompanying notes to the condensed consolidated financial statements.

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                            AND SUBSIDIARY COMPANIES
                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                          Accumulated
                                                             Other
                                      Common    Retained  Comprehensive
                            Shares    Stock     Earnings    Income       Total
                           ----------------------------------------------------

Balance,
 December 31, 1998      3,755,760 $4,734,377 $44,173,730  $ 638,619 $49,546,726
                                                                   ------------
 Comprehensive income
   Net income                                  6,427,999              6,427,999
   Change in unrealized gain
   on securities available-for-sale
   net of tax $10,078,972                                16,403,460  16,403,460
                                                                    ------------
   Total comprehensive income                                        22,831,459
                                                                    -----------
  Dividends declared                          (2,103,226)            (2,103,226)

                           ----------------------------------------------------
Balance,
 December 31, 1999      3,755,760  4,734,377  48,498,503 17,042,079  70,274,959
                                                                     ----------
  Comprehensive income
   Net income                                   2,090,154             2,090,154
   Change in unrealized gain
   on securities available-for-sale
   net of tax ($1,575,376)                               (2,574,719) (2,574,719)
                                                                    ------------
    Total comprehensive income                                         (484,565)
                                                                    ------------
  Issue shares of Common
   Stock                    1,334      28,296                            28,296
                           -----------------------------------------------------

Balance, March 31, 2000  3,757,094   4,762,673 50,588,657 14,467,360 $69,818,690
                         =======================================================















     See accompanying notes to condensed consolidated financial statements.

                           SHENANDOAH TELECOMMUNICATIONS COMPANY

                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                        (Unaudited)

1. In the opinion of management, the accompanying condensed financial statements which are unaudited, except for the condensed balance sheet at December 31, 1999, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly Shenandoah Telecommunications Company's financial position as of March 31, 2000 and the results of operations and cash flows for the three month periods ended March 31, 2000 and 1999.

     While the company believes that the disclosures presented are adequate, to make the information not misleading it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-K.

2. The results of operations for the three-month period ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

3. The earnings per common share were computed on the weighted average number of shares outstanding. Diluted net income per share for the quarter ended March 31, 2000 (which was not materially different from basic net income per share) was computed under the treasury stock method, assuming the conversion, as of the beginning of the quarter, of all dilutive stock options. There were no adjustments to net income in the computation of diluted net income per share for 1999.

4. The Company has identified nine reporting segments based on the products and services each provide. Each segment is managed and evaluated separately because of differing technologies and marketing strategies. A summary of external revenues and net income of each segment is as follows:

                  For the three months ended March 31, 2000   March 31, 2000
                      External    Internal      Net              Total
                      Operating   Operating
                       Revenues   Revenues     Income           Assets
                      ----------------------------------      ------------
Holding               $    -      $    -     $   280,326       $54,514,806
Telephone              4,418,895    537,935    1,370,435        75,355,059
Cable TV                 887,950        600      (29,977)       11,471,815
ShenTel                1,364,533     61,164       23,881         5,395,203
Leasing                    2,452          -        4,098           296,975
Mobile                 3,757,979    263,695      945,026        16,996,600
PCS                    2,523,851      4,747     (646,591)       18,322,229
Long Distance            273,553     97,354       53,628           257,141
Network                  145,824     44,897       89,328         1,177,906
                      ----------------------------------      ------------
Combined Totals      $13,375,037 $1,010,392  $ 2,090,154      $183,787,734
Inter-segment
Eliminations                   - (1,010,392)          -       (48,042,909)
                      ----------------------------------      ------------
Consolidated Totals  $13,375,037 $           $2,090,154       $135,744,825

                  SHENANDOAH TELECOMMUNICATIONS COMPANY

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)



                For the three months ended March 31, 199    March 31, 1999
                       External   Internal      Net              Total
                      Operating   Operating
                       Revenues   Revenues     Income           Assets
                      ----------------------------------      ------------
Holding                $    -      $    -   $    12,661       $26,515,528
Telephone              3,835,324     431,271  1,403,292        66,443,845
Cable TV                 785,741         600   (90,630)        11,056,597
ShenTel                  932,744      63,559     52,596         3,842,816
Leasing                    3,294           -      5,586           283,351
Mobile                 2,421,434     146,244    271,866        13,089,147
PCS                      702,478       4,265   (467,141)        8,884,511
Long Distance            280,259      58,144     67,521           262,422
Network                  153,733      21,312     57,146         1,425,108
                      ----------------------------------      ------------
Combined Totals       $9,115,007   $ 725,395 $1,312,897      $131,803,325
Inter-segment
Eliminations                   -    (725,395)         -       (37,587,896)
                      ----------------------------------      ------------
Consolidated Totals   $9,115,007   $      -  $1,312,897       $94,215,429


Inter-segment eliminated assets represent amounts invested in and notes payable between the reporting segments.

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

     Shenandoah Telecommunications Company is a diversified telecommunications holding company providing both regulated and unregulated telecommunications services through its nine wholly-owned subsidiaries. These subsidiaries provide local exchange telephone services as well as cable television, cellular, paging, personal communications services (PCS), Internet access, long distance, and leased fiber and tower facilities. Competitive local exchange carrier (CLEC) services are also being planned. Additionally, the Company sells and leases equipment, mainly related to services provided, and also participates in emerging technologies by direct investment in non-affiliated companies.

     In recent years the Company has made significant investments to take advantage of new technologies and the increasingly competitive telecommunications industry. Net Plant in Service increased from $36.8 million at the end of 1995 to $81.7 million at March 31, 2000. This increase incorporates continued expansion of our operations from Virginia's northern Shenandoah Valley to other surrounding areas. In conjunction with growing our PCS and Internet services, we expanded our presence north along the Interstate-81 corridor in West Virginia, Maryland, and southern Pennsylvania.

     The Company's strategy is to continue the expansion of services and the geographic areas served. During the fourth quarter of 1999 our PCS subsidiary executed an affiliate agreement with Sprint PCS, finished constructing and activated a CDMA network where our GSM network existed, and converted our PCS customer base from GSM to CDMA service. The agreement expands our existing PCS territory from an area serving a population of 679,000 to one of 2,048,000 people. The additional areas are in the Altoona, Harrisburg, and York-Hanover Basic Trading Areas of Pennsylvania. The capital build out and initial operating losses associated with this expansion, which will require significant capital resources, are a continuation of the strategy to take advantage of new technologies and expand our service areas. Losses in the PCS subsidiary are expected to increase during 2000, particularly in the fourth quarter when the additional network facilities are expected to be placed in service.

                      SHENANDOAH TELECOMMUNICATIONS COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The regulated telephone company's largest source of revenue is for access to the local exchange network by interexchange carriers. These revenues increased 1.7% in first quarter 2000 compared to a decrease of 1.7 % in first quarter1999. The small changes in 1999 and 2000 are due in part to reductions in tariffed pricing by the National Exchange Carrier Association (NECA) for interstate traffic. The price reductions negated growth in the traditional main drivers of access revenues, which are minutes of use and access lines. The minutes of use increased 8.2% in first quarter 2000 compared to an increase of 5.8% in first quarter1999. The number of access lines increased by 4.4% in first quarter 2000 versus an increase of 3.7% in first quarter 1999.

     Cable Television revenues increased 13.0% in first quarter 2000 compared to 9.6% in the same period for 1999. Cable Television revenues increased principally as a result of an increase in rates in early 1999. Significant capital investments have been made in the past two years to increase channel capacity and improve service quality. The Company recently completed an upgrade of the entire system to 750 megahertz capacity, and is in the early stages of introducing advanced digital services such as cable modems for Internet access. There were approximately 8,600 cable television customers as of March 31, 2000, compared to 8,500 for the same date in 1999.

     The increase in the ShenTel Service revenues category for the first quarter of 2000 was 46.3% compared to 77.2% in 1999. The increases in both years were due in part to Internet Service revenue growth, as a result of customer growth in our existing and new Internet service areas. There were approximately 12,000 Internet customers as of March 31, 2000, compared to 8,000 for the same date in 1999. First quarter Internet revenues increased $125,000 or 23.5%. First quarter 1999 revenues from our Internet Service operations increased $229,000 or 76.4%. Pricing reductions in the Internet service were implemented in the second half of 1999. Equipment sales revenue for the first quarter of 2000 increased $325,000 or 139.1% compared to a $164,000 or 237.4% increase in first quarter 1999. Management expects equipment sales revenue to decrease during the subsequent reporting periods of 2000.

     The Mobile revenues are mainly derived from wireless communications services, particularly analog cellular services. Total cellular revenues represented 25.7% of the Company's revenues during the first quarter of 2000 compared to 24.9% in first quarter 1999. There were approximately 12,000 customers at March 31, 2000 and approximately 11,000 at March 31 the prior year. During the past year the cellular operation has experienced increased customer turnover and implemented rate reductions in response to increased competition. The quarterly increase in outcollect roamer revenues was about $1,250,000 or 111.3% compared to an increase of approximately $160,000 or 16.7% the prior year. This change is principally attributed to increased wireless usage by the traveling public.

                           SHENANDOAH TELECOMMUNICATIONS COMPANY

                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

     Management believes that cellular outcollect roamer revenues may have peaked and may begin to decline in the increasingly competitive wireless industry.

     Long Distance revenues are principally for toll calls placed to locations outside the regulated telephone service area. These revenues decreased by 2.4% for the first quarter and increased 28.1% for the same period in 1999. Lower priced calling plans have more than offset increases in the customer base.

     Network revenues are derived from fiber facility leases in Maryland and West Virginia. These revenues decreased an immaterial amount the first quarter of 2000, and had no change between the first quarters of 1999 and 1998. Additional leases secured in 1999 have been offset in part by rate reductions in this increasingly competitive business.

     PCS revenues increased by $1,820,000 or 259.3% in the first quarter of 2000 compared to a first quarter increase of 5.36% in 1999. PCS revenues were 18.9% of total revenues for first quarter 2000 versus 7.7% of total revenues for first quarter 1999. First quarter 1999 results included negative adjustments of almost $150,000. There were about 6,900 customers at March 31, 1999 and approximately 11,700 at March 31, 2000. As discussed above, in the fourth quarter of 1999 the Company became a Sprint PCS affiliate, adopting the CDMA air interface technology as the standard for its network and turning up the new network in late October of 1999. National branding and improved roaming were major factors in our decision. While the technology transition limited customer growth for most of 1999, a majority of the GSM customers were converted to the new technology by year end. Thus far the new service has been well received in the market, as the majority of the customer growth experienced in the past year occurred in the November, 1999 to March, 2000 timeframe.

     Cost of Goods Sold increased 162.3% in the first quarter. Customer additions in PCS and equipment sales in ShenTel Service Company, related to the revenue increases discussed above, were responsible for the majority of this change. The increase was 26.5% for the same period in 1999.

     Plant Specific expense consists mainly of operations and maintenance of the Company's plant in service. This expense increased 43.4% in first quarter 2000 compared to an 8.1% increase in the prior year. The first quarter 2000 changes occurred principally in the Telephone, Internet, and PCS operations due to network expansions and additional information technology support associated with territory additions and customer growth.

                           SHENANDOAH TELECOMMUNICATIONS COMPANY

                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

     Network and Other expenses consists primarily of network support, engineering and leased facilities costs. This was our largest expense category in the first quarter. These costs increased $793,000 or 53.1% in the first quarter compared to $254,000 or 20.5% the first quarter of 1999. These increases are primarily in the PCS operations. Roaming charges have increased as a result of the growing customer base and the improved ability to roam on other provider networks. This is due in part to the introduction of affordable dual band PCS handsets. There have also been increased leased facilities costs associated with the GSM to CDMA transition. A portion of the Network and Other increase is also related to territory expansion and customer growth in the Internet operation. Management expects Network and Other costs to continue to increase as the Internet and PCS operations continue to grow.

     Depreciation and Amortization was 18.1% higher in the first quarter of 2000 compared to the same period in 1999. This is principally due to the pace of plant additions in the PCS operation. Plant in Service increased $13 million or 14.4% at March 31, 2000 compared to March 31, 1999. Depreciation expense increased by 21.6 % in the first quarter of 1999 due to a combination of plant expansion and decreasing the useful life estimates on a portion of the wireless equipment, effective January 1, 1999.

     Customer Operations increased 38.0% in first quarter 2000 compared to 5.1% in the same period of 1999. These costs are for the marketing and sales, directory services, billing, and other customer service functions. Customer growth in the Internet and PCS businesses is primarily responsible for the increase.

     Corporate Operations decreased .1% in first quarter 2000 compared to a decrease of 9.1% in first quarter 1999.

     The Other Operating Expense category consists mainly of royalty expense paid to programming providers for the Cable Television subsidiary. The increase was 10.7% in first quarter 2000, due in principally to customer additions discussed in the cable television revenue section above. The increase in first quarter 1999 was 98.1% due principally to expansion of the channel lineup.

     The changes in Taxes Other Than Income for first quarter 2000 and first quarter 1999 were primarily due to changes in provisions for operating taxes in the PCS subsidiary.

                          SHENANDOAH TELECOMMUNICATIONS COMPANY

                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SALE OF PARTNERSHIP INTEREST

     On May 1, 2000, the Company sold its limited interest in the Virginia RSA 6 cellular partnership, which serves Augusta and Rockingham counties in Virginia, for $7.4 million in cash. The Company will book a one time pre-tax gain of approximately $6.9 million on the sale.

INVESTMENTS IN NON-AFFILIATED COMPANIES

     The Company participates in emerging technologies by investments in start-up companies. This includes indirect participation through capital venture funds such as South Atlantic Venture Fund III, South Atlantic Private Equity IV, and Dolphin communications. It also includes direct participation in start-up companies such as Concept Five and Coriss.net. For those investments that eventually go public, it is the intent of the Company to evaluate whether to hold or sell parts or all of each investment on an individual basis. The Company currently holds shares in three securities with NASDAQ or NYSE listings. As of March 31, 2000 the market value of these stock was $22,818,000 in Illuminet
(ILUM),   $2,020,000   in   ITC^DeltaCom   (ITCD),   and   $1,532,200  in  Loral
Communications (LOR). Unrealized Gains on Available for Sale Securities, which decreased by $2,698,000 during the first quarter of 2000, reflects the volatile stock prices of these technology securities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had three principal sources of funds for financing expansion activities in first quarter 2000. First, the Company has a $9,200,000 loan agreement with the Rural Telephone Bank (RTB) with approximately $500,000 remaining for future advances as of March 31, 2000. A draw of approximately $2,500,000 was received on January 20, 2000. Expenditure of these loan funds is limited to capital projects for the regulated local exchange carrier subsidiary. The second principal liquidity source in first quarter 2000 was a term loan agreement with CoBank, entered into in July 1996. Pursuant to this agreement, the Company can borrow up to $25,000,000 for a three-year period ending August 31, 1999, amended on May 24, 1999 for advances to be made through August 31,2000

                           SHENANDOAH TELECOMMUNICATIONS COMPANY

                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     On September 1, 1999, amortization and repayment of the outstanding principal balance in monthly installments began, with the final installment due August 20, 2011. Draws on this loan for first quarter 2000 totaled $1,755,000, and there were no draws in 1999. The majority of these drawn funds in 2000 were used for the further expansion of the PCS operation in Pennsylvania. The outstanding principal at March 31, 2000 was approximately $24,400,000, with $600,000 available for future advances.

     On January 12, 2000 the Company entered into an additional $35,000,000 loan agreement with CoBank, principally to finance the PCS buildout in Pennsylvania. The Company drew $1,884,000 on this facility during the first quarter of 2000. The Company and CoBank contemplate replacing the existing $25,000,000 credit facility and this $35,000,000 bridge loan with a single term loan agreement for $60,000,000.

     The Company's Board of Directors has approved a 2000 capital budget of potential projects totaling approximately $45,000,000. This budget includes approximately $26,800,000 for equipment and towers associated with the PCS expansion, principally in Pennsylvania. Included in the $26,800,000 amount is $6,000,000 for a PCS switch that was ordered in late 1999, and approximately $11,000,000 for CDMA equipment and towers that will be purchased from Sprint as part of the agreement discussed above. Approximately $5,227,000 of the assets had been transferred from Sprint as of March 31, 2000. Additionally, almost $10,900,000 is budgeted for the telephone local exchange company, primarily for central office equipment and fiber optic and metallic cable facilities. The Company expects to finance these planned additions primarily through internally generated cash flows and additional advances from the CoBank bridge loan.

     The Company maintains an unsecured line of credit for $2 million with a local bank. No draws were made on this line during the first quarter of 2000 and no amounts are outstanding as of March 31, 2000.

REIMBURSEMENT FOR PCS CONVERSION

     As part of the execution of the Sprint PCS affiliate agreement, the Company received approximately $3.9 million as partial reimbursement for the Company's expenditures in building the CDMA network, which replaces the Company's earlier PCS network constructed using GSM technology. Under the terms of the agreement, all or a portion of this amount is to be reimbursed in the event the GSM network is sold. The GSM equipment had a carrying value of approximately $6.2 million at March 31, 2000. The Company is negotiating a potential sale of the GSM equipment with another PCS provider that uses the GSM platform. Management expects that cash flows from the GSM equipment will be sufficient to recover the book value so as not to result in impairment.

                           SHENANDOAH TELECOMMUNICATIONS COMPANY

                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NASDAQ APPLICATION

     The Company intends to file an application for NASDAQ listing of the Company's stock. The filing is expected to be made in the second quarter of 2000.

                           SHENANDOAH TELECOMMUNICATIONS COMPANY


                                          PART II


                                     OTHER INFORMATION



ITEM 3a.    Quantitative and Qualitative Disclosures About Market Risk

     Our market risks relate primarily to changes in interest rates, on instruments held for other than trading purposes. Our interest rate risk involves two components. The first component is outstanding debt with variable rates. This consists of a note payable to CoBank of approximately $6.2 million. The rate of this note is based upon the lender's cost of funds. The Company also has variable rate lines of credit totaling $7 million that had no outstanding borrowings at March 31, 2000. The Company's remaining debt has fixed rates through its maturity. The second component of market risk is excess cash, primarily invested in overnight repurchase agreements and short-term certificates of deposit. Our average balance in those securities over the past year was approximately $6.8 million. Earnings from these cash equivalents totaled approximately $90,000 for the period ending March 31, 2000. If market interest rates were to increase by 10% from levels at March 31, 2000, our net income and cash flows would decrease an immaterial amount.

ITEM 4.     Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders.

ITEM 6.     Exhibits and Reports on Form 8-K

     A.  Exhibit 27 -  Financial  Data  Schedule

     B.  No reports on Form 8-K were filed for the period covered by this report

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

                        SHENANDOAH TELECOMMUNICATIONS COMPANY
                        (Registrant)




May 12, 2000             /s/ CHRISTOPHER E. FRENCH
                        Christopher E. French
                        President



May 12, 2000             /s/ LAURENCE F. PAXTON
                        Laurence F. Paxton
                        Vice President - Finance