Form 10-Q
period 2000-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2000-08-11
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended June 30, 2000

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

            Class                               Outstanding at July 31, 2000
Common Stock, No Par Value                              3,757,402 Shares

                      SHENANDOAH TELECOMMUNICATIONS COMPANY




                                      INDEX


                                                                         Page
                                                                         Number
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

           Condensed Consolidated Balance Sheets
               June 30, 2000 and December 1999 1-2

           Condensed Consolidated Statements of Income
               Three Months and Six Months Ended
               June 30, 2000 and 1999                                         3

           Condensed Consolidated Statements of
               Stockholders' Equity Six Months Ended
                June 30, 2000 and 1999                                        4

           Condensed Consolidated Statements of Cash Flow
               Six Months Ended June 30, 2000 and 1999                        5

           Notes To Consolidated Financial Statements                       6-7

Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8-14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        14

PART II.   Other Information

Item 4.    Submission of Matters To a Vote of Security Holders               15

Item 6.    Exhibits and Reports on Form 8-K                                  15

           Signatures                                                        16

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                            AND SUBSIDIARY COMPANIES
                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                June 30, 2000  December 31, 1999
ASSETS                                            (Unaudited)
                                                -------------- -----------------
Current Assets
Cash and cash equivalents                         $ 4,996,482     $ 7,155,827
Accounts receivable, including interest             4,474,612       4,918,089
Materials and supplies                              3,671,965       4,089,605
Prepaid expenses and other current assets             484,382         543,735
                                                  -----------     -----------
Total current assets                               13,627,441      16,707,256

Securities and Investments
  Available-for-sale securities                    26,240,100      30,719,358
  Other Investments                                 5,758,191       5,094,020
                                                   ----------      ----------
                                                   31,998,291      35,813,378

Property, Plant and Equipment
  Plant in service                                112,135,270      99,821,705
  Plant under construction                         15,579,981       9,133,665
                                                 ------------    ------------
                                                  127,715,251     108,955,370
  Less accumulated depreciation                    37,285,375      34,406,816
                                                 ------------    ------------
                                                   90,429,876      74,548,554

Other assets
  Cost in excess of net assets of business          5,630,042       5,630,042
acquired
  Deferred charges and other assets                   531,646         590,019
  Radio spectrum license                            1,340,750       1,340,750
                                                 ------------    ------------
                                                    7,502,438       7,560,811
  Less accumulated amortization                     1,668,039       1,579,417
                                                 ------------    ------------
                                                    5,834,399       5,981,394

Total Assets                                     $141,890,007    $133,050,582
                                                 ============    ============

    See accompanying notes to the condensed consolidated financial statements.

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                            AND SUBSIDIARY COMPANIES
                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                           June 30, 2000     December 31, 1999
LIABILITIES AND STOCKHOLDERS' EQUITY         (Unaudited)
                                           -------------     -----------------
Current Liabilities
  Current maturities of long-term debt      $ 1,444,473         $ 1,340,711
  Accounts payable                            3,444,453           2,195,958
  Advance billings and payments                 524,169             870,717
  Refundable equipment deposit                3,871,365           3,871,365
  Customers' deposits                           122,948             118,641
  Accrued compensation                          722,241             947,401
  Other current liabilities                   1,275,458             781,248
  Other taxes payable                         1,052,133             908,677
                                            -----------         -----------
  Total current liabilities                  12,457,240          11,034,718

Long-Term Debt, less current maturities      35,663,213          31,688,737

Other Liabilities and Deferred Credits
  Deferred investment tax credit                 41,542              76,323
  Deferred income taxes                      14,352,627          16,061,709
  Pension and other                           1,488,382           1,453,724
                                            -----------         -----------
                                             15,882,551          17,591,756

Minority Interests                            2,063,653           2,460,412
Stockholders' Equity
  Common stock                                4,769,206           4,734,377
  Retained earnings                          56,898,698          48,498,503
  Accumulated other comprehensive income,
   unrealized gain on available-for-sale     14,155,446          17,042,079
   securities, net
                                            -----------          ----------
                                             75,823,350          70,274,959
Total Liabilities and
 Stockholders'Equity                       $141,890,007        $133,050,582
                                            ============       ============

    See accompanying notes to the condensed consolidated financial statements.

                                     SHENANDOAH TELECOMMUNICATIONS COMPANY
                                           AND SUBSIDIARY COMPANIES
                                         PART I. FINANCIAL INFORMATION
                                         ITEM I. FINANCIAL STATEMENTS
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                  (Unaudited)

                                     Three Months Ended June 30,       Six Months Ended June 30,
Operating Revenues                       2000            1999             2000           1999
                                    -------------------------------  ------------------------------
  Telephone:
    Local service                        $1,138,100     $1,008,967        $2,222,008    $1,969,071
    Access                                1,985,833      1,948,981         3,909,170     3,839,932
    Directory                               324,863        299,334           648,466       613,480
    Facility leases                       1,288,673        621,502         2,183,574     1,123,884
    Billing, collection, tolls and          127,533        163,635           320,678       331,376
other
                                    -------------------------------  ------------------------------
     Total telephone revenues             4,865,002      4,042,419         9,283,896     7,877,743
  Cable television                          897,648        876,520         1,785,598     1,662,261
  ShenTel service                         1,246,605        796,859         2,611,137     1,729,603
  Long distance                             256,814        241,523           530,368       521,782
  Mobile                                  4,367,770      3,158,602         8,125,749     5,580,036
  Network                                   143,857        169,310           289,681       323,043
  PCS                                     3,442,841        937,822         5,966,692     1,640,300
  Other                                       2,490          2,733             4,942         6,028
                                    -------------------------------  ------------------------------
     Total operating revenues            15,223,027     10,225,788        28,598,063    19,340,796

Operating Expense
  Cost of products and services             968,123        292,469         2,180,448       754,583
sold
  Plant specific                          1,223,195        814,223         2,307,525     1,566,315
  Plant non-specific:
    Network and other                     3,007,008      1,756,004         5,431,937     3,361,502
    Depreciation and amortization         1,933,657      1,617,700         3,774,259     3,175,636
  Customer operations                     1,768,316      1,285,139         3,441,892     2,498,287
  Corporate operations                      681,262        687,227         1,348,951     1,355,497
  Other operating expenses                  962,595        261,717         1,255,305       526,234
  Taxes other than income                   203,142        160,106           387,197       199,474
                                    -------------------------------  ------------------------------
                                         10,747,298      6,874,585        20,127,514    13,437,528
                                    -------------------------------  ------------------------------
      Operating Income                 $  4,475,729     $3,351,203      $  8,470,549    $5,903,268
Non-operating income (expense), net          76,978        641,490           607,097       874,020
Gain on sale of investments               6,885,180              0         6,885,180             0
Interest expense                          (492,431)      (441,565)       (1,000,321)     (910,126)
                                    -------------------------------  ----------------
                                                                                     --------------
Income before income taxes               10,945,456      3,551,128        14,962,505     5,867,162
Provision for income taxes                3,839,465      1,170,464         5,106,069     1,955,103
                                    -------------------------------  ------------------------------
Net income before minority interest       7,105,991      2,380,664         9,856,436     3,912,059
Minority interest                         (795,719)      (439,220)       (1,456,241)     (657,718)
                                    -------------------------------  ------------------------------
      Net income                       $  6,310,272     $1,941,444      $  8,400,195    $3,254,341
                                    ===============================  ==============================

Net earnings per share, basic and
diluted                                       $1.68          $0.52             $2.24         $0.87
                                    ===============================  ==============================

Weighted average shares outstanding       3,757,300      3,755,760         3,756,766     3,755,760
                                    ===============================  ==============================

                   See accompanying notes to the condensed consolidated financial statements.

                                     SHENANDOAH TELECOMMUNICATIONS COMPANY
                                           AND SUBSIDIARY COMPANIES
                                         PART I. FINANCIAL INFORMATION
                                         ITEM I. FINANCIAL STATEMENTS
                           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                  (Unaudited)

                                                                          Accumulated
                                                                             Other
                                                  Common      Retained   Comprehensive
                                    Shares        Stock       Earnings       Income        Total
                                --------------------------------------------------------
                                                                                        -------------
Balance, December 31, 1998                       $4,734,377                   $ 638,619
                                     3,755,760               $44,173,730                 $49,546,726
                                                                                        -------------
  Comprehensive income
   Net income
                                                               3,254,341                   3,254,341
   Change in unrealized gain
   on securities
available-for-sale
   net of tax ($2,165)                                                            3,247        3,247
                                                                                        -------------
   Total comprehensive income                                                              3,257,588
Balance, June 30, 1999
                                ---------------------------------------------------------------------
                                     3,755,760   $4,734,377  $47,428,071       $641,866  $52,804,314
                                =====================================================================


Balance, December 31, 1999
                                     3,755,760    4,734,377   48,498,503     17,042,079   70,274,959
                                                                                        -------------
  Comprehensive income
   Net income
                                                               8,400,195                   8,400,195
   Change in unrealized gain
   on securities
available-for-sale
   net of tax ($1,766,223)
                                                                            (2,886,633)  (2,886,633)
                                                                                        -------------
   Total comprehensive income
                                                                                           5,513,562
  Issue shares of common stock                                                                34,829
                                         1,642       34,829
                                ---------------------------------------------------------------------

 Balance, June 30, 2000                          $4,769,206                $ 14,155,446  $75,823,350
                                     3,757,402               $56,898,698
                                =====================================================================

                   See accompanying notes to the condensed consolidated financial statements.

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                            AND SUBSIDIARY COMPANIES
                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                         2000          1999
                                                      ------------------------
Cash Flows from Operating Activities
  Net income                                          $ 8,400,195  $ 3,254,340
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                          3,541,783    2,951,768
  Amortization                                            232,476      223,868
  Deferred tax charges (benefits)                          57,141      (59,460)
  (Gain) on equity investments                         (6,915,180)           0
  Equity in earnings of investees                        (577,839)    (742,776)
  Loss on impairment of equipment                         673,420            0
  Minority share of income, net of distributions         (396,759)     (90,282)
  Other, net                                             (156,602)      66,967
  Decrease/(increase) in
    Accounts receivable                                   443,477     (176,014)
    Materials                                             417,640      150,261
  Increase/(decrease) in
    Accounts payable                                    1,248,495      355,947
    Other prepaids, deferrals and accruals                115,486       (2,804)
                                                        ----------------------
Net cash provided by operating activities               7,083,733    5,931,815

Cash Flows From Investing Activities
  Purchase of property and equipment                  (20,096,525)  (4,666,121)
  Purchase of intangible assets                                 0     (486,214)
  Net cash flows from investments                       6,740,380    1,259,239
                                                        ----------------------
Net cash used in investing activities                 (13,356,145)  (3,893,096)

Cash Flows From Financing Activities
  Proceeds from long-term debt                          4,801,717            0
  Proceeds from issuance of common stock                   34,829            0
  Principal payments on long-term debt                   (723,479)    (273,936)
                                                       -----------------------
Net cash provided by (used in) financing activities     4,113,067     (273,936)
                                                       -----------------------

Net increase (decrease) in cash and cash equivalents (2,159,345) 1,764,783 Cash and cash equivalents:
  Beginning                                             7,155,827    4,891,109
                                                       -----------------------
  Ending                                              $ 4,996,482  $ 6,655,892
                                                       =======================


    See accompanying notes to the condensed consolidated financial statements.

                      SHENANDOAH TELECOMMUNICATIONS COMPANY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management, the accompanying condensed financial statements contain all adjustments necessary to present fairly Shenandoah Telecommunications Company's financial position as of June 30, 2000 and the results of operations and cash flows for the three and six month periods ended June 30, 2000 and 1999.

     While the Company believes that the disclosures presented are adequate, to make the information not misleading it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-K.

2. The results of operations for the three-month and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

3. The earnings per common share were computed on the weighted average number of shares outstanding. Diluted net income per share for the three month and six months ended June 30, 2000 (which was not materially different from basic net income per share) was computed under the treasury stock method, assuming the conversion, as of the beginning of the respective period, for all dilutive stock options. There were no adjustments to net income in the computation of diluted net income per share for 1999.

4. The Company has identified nine reporting segments based on the products and services each provide. Each segment is managed and evaluated separately because of diverse technologies and marketing strategies. A summary of external operating revenues, internal operating revenues and net income of each segment is as follows:

                         For the six months ended June 30, 2000   June 30, 2000
                            External      Internal
                            Operating     Operating        Net        Total
                            Revenues      Revenues       Income       Assets
                          ---------------------------------------- ------------
Holding                  $         0    $        0    $  277,861    $60,838,642
Telephone                  9,283,896     1,119,575     3,007,057     75,312,992
Cable TV                   1,785,598         1,200       (68,063)    12,029,463
ShenTel                    2,611,137       114,111        58,867      5,428,399
Leasing                        4,942             0         9,131        290,856
Mobile                     8,125,749       523,590     6,285,510     16,937,093
PCS                        5,966,692        11,562    (1,431,802)    23,455,182
Long Distance                530,368       195,025       167,382        174,991
Network                      289,681        94,774        94,774      1,087,740
                          --------------------------------------     ----------
Combined Totals          $28,598,063   $ 2,059,837    $8,400,195   $195,555,358
Inter-segment                      0    (2,059,837)            0    (53,665,351)
eliminations              --------------------------------------    -----------
Consolidated Totals      $28,598,063   $         0    $8,400,195   $141,890,007

                          SHENANDOAH TELECOMMUNICATIONS COMPANY

                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                       (Unaudited)


                        For the six months ended June 30, 2000   June 30, 2000
                            External      Internal
                            Operating     Operating        Net        Total
                            Revenues      Revenues       Income       Assets
                          ---------------------------------------- ------------
Holding                  $          0    $        0   $  252,759   $ 28,215,912
Telephone                   7,877,743       877,017    2,903,950     65,599,517
Cable TV                    1,662,261         1,200     (134,971)    10,994,841
ShenTel                     1,729,603       120,913      (37,562)     3,677,349
Leasing                         6,028             0       10,725        284,768
Mobile                      5,580,036       265,676      842,762     15,461,655
PCS                         1,640,300         8,208     (834,114)     8,502,522
Long Distance                 521,782       135,205      102,386        265,394
Network                       323,043        50,034      148,406      1,484,762
                          --------------------------------------    -----------
Combined Totals          $ 19,340,796    $1,458,253  $ 3,254,341   $134,486,720
Inter-segment                       0    (1,458,253)           0    (37,979,196)
eliminations
                          --------------------------------------    -----------
Consolidated Totals      $ 19,340,796    $        0  $ 3,254,340   $ 96,507,524

Inter-segment eliminated assets represent amounts invested in and notes payable between the reporting segments.

5.   Certain  reclassifications  have been made to the  prior  years'  financial
     statements   to  conform  to  the  current   year   presentation.  These
     reclassifications   had  no  effect  on  previously   reported  results  of
     operations or retained earnings.

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

In recent years, the Company has made significant investments to take advantage of new technologies and the increasingly competitive telecommunications industry. Net Plant in Service increased from $36.8 million at the end of 1995 to $90.4 million at June 30, 2000. This increase incorporates continued expansion of our operations from Virginia's northern Shenandoah Valley to other surrounding areas. In conjunction with growing our PCS and Internet services, we expanded our presence north along the Interstate-81 corridor in West Virginia, Maryland, and southern Pennsylvania.

The Company's strategy is to continue the expansion of services as well as the geographic areas served. In late 1999, our PCS subsidiary executed an affiliate agreement with Sprint PCS, finished constructing and activated a CDMA network where our GSM network existed, and converted our PCS customer base from GSM to CDMA service. The agreement expands our existing PCS territory from an area serving a population of 679,000 to one of 2,048,000 people. The additional areas are in the Altoona, Harrisburg, and York-Hanover Basic Trading Areas of Pennsylvania. The capital build out and initial operating losses associated with this expansion, which will require significant capital resources, are consistent with the strategy to take advantage of new technologies and expand our service areas. Losses in the PCS subsidiary are expected to increase, particularly in the fourth quarter of 2000, when the additional network facilities are scheduled to commence operations.

                      SHENANDOAH TELECOMMUNICATIONS COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

Total revenue increased $4,997,000 or 48.9% compared to the same period last year. The increase is due primarily to a significant growth in wireless revenues, both in the cellular and PCS operations. Operating income increased $1,125,000 to $4,476,000 or 33.6% over 1999 second quarter results. The major contributors to improved operations are: a growing customer base, increased travel revenues in the PCS operation and increased roamer revenue in the cellular operation. Other notable improvements occurred in the ShenTel Service equipment sales and Internet operations. Net income is up $4,369,000 due to improved operating results and the impact of the gain on the sale of a partnership interest during the period.

Revenues

Total telephone revenues increased 20.3% or $820,000 over the second quarter of 1999. This increase is primarily the result of a $667,000 or 107.3% increase in facility lease revenue. The majority of this growth is attributable to increased customer demand. Local Service revenues increased $129,000 or 12.8%. The change is due to increased demand for interconnection to wireless carriers and for enhanced telephone services, as well as a 4.1% increase in access lines. The total number of telephone customers, measured in access lines, at June 30, 2000 was approaching 24,000. The Company recently introduced digital subscriber loop
(DSL) service, which provides a much faster communications path over existing copper facilities. This is expected to boost Local Service revenues in the future. The telephone subsidiary's largest revenue source is for access to the local exchange network by interexchange carriers. Despite a 5.9% increase in minutes of use over the second quarter of 1999, these revenues increased only 1.8% or $37,000 as a result of reductions in tariffed prices. Access rates are expected to continue declining, but the impact cannot reasonably be estimated at this time.

Cable Television revenues increased $21,000 or 2.4% over the same period last year. Subscriptions increased 1% over last year, with a customer count of 8,600 as of June 30, 2000. The remainder of the increase is attributed to the introduction of new services and programming options.

ShenTel Service revenues increased $450,000 or 56.4% compared to the second quarter of last year. The growth in revenue was mainly generated from equipment sales, which increased $291,000 and new subscriptions from Internet customers, which contributed $136,000 of additional revenue for the quarter. Equipment sales revenue is expected to decrease during the second half of 2000 due to fewer customer projects outstanding. The total number of Internet subscribers at the end of June 2000 was 12,900.

Mobile revenues are up $1,209,000 to $4,368,000 or 38.3% compared to second quarter 1999. Cellular revenue is the major source of the revenue growth for the second quarter. The Company experienced a 65.7% increase in roamer usage on the analog cellular network. Additional facilities will be placed in service in the second half of the year to handle anticipated increased demand. Future revenue patterns are uncertain due to the increasingly competitive wireless market. Cellular customer count at June 30 was 11,700, up 1.5% from June 1999, but down 1.5% from December 1999.

For the second quarter of 2000, PCS revenue increased $2,505,000 or 22.6% to $3,443,000 or 22.6% of total revenue. Travel revenues, which are charges for use of the Company's network by customers of Sprint PCS or other Sprint PCS affiliates, are responsible for $1,448,000 or 57.8% of the increase for the quarter. The remainder of the increase is primarily attributed to increased service revenues and equipment sales from the expanding customer base. The Company's customer base continued to grow with 15,000 customers at the end of June 2000, compared to 7,600 at December, 1999. Comparative numbers as of June 1999 are not meaningful due to the change to CDMA technology. PCS revenue growth is expected to accelerate as the Company opens new retail sales locations and expands the network in several central Pennsylvania markets later this year.

Operating Expenses

Operating expenses increased $3,873,000 to $10,747,000, or 56.3% compared to the second quarter last year. The increase is due primarily to additional network usage in the cellular operation, a combination of customer growth and increased network usage in the PCS operation, increased maintenance expenses in the telephone operation and a one time $673,000 impairment to the Company's wireless assets.

Cost of Goods Sold increased $676,000 from $292,000 to $968,000 over the second quarter of 1999, due principally to increased equipment sales associated with the ShenTel Service and PCS operations. Plant Specific expenses increased $409,000 or 50.2%. Significant items were additional site rents associated with the PCS network expansion, expenditures for rights-of-way clearing for wireline facilities, and increased annual maintenance fees associated with computer upgrades completed in 1999. Network and Other expenses were up $1,251,000 or 71.2% due principally to higher volumes of calls associated with the cellular and PCS operations. Customer support operations increased $483,000 or 37.6%, with a majority of the increase attributed to billing and customer care costs for the PCS operation. Depreciation costs are up $316,000 or 19.5% due to the expanding infrastructure of our operations. Other Operating expenes increased of $701,000 from $262,000 to $963,000 due primarily to the the impairment of wireless assets. Operating expense growth is expected to continue at an accelerated pace as the Company's PCS operation continues to expand.

Other Income

Non-operating income increased $6,321,000 due to a one-time gain of $6,915,000 on the sale of the company's interest in a cellular operation. This gain was partially offset by reduced income from the Company's equity investments.

Interest expense is up $51,000 due to increased amounts of money borrowed compared to the same period last year.

Income taxes are up due to the one-time gain recorded in the quarter and improved operating results.

Minority Interest increased $356,000 due to improved results of the cellular operation, which is not wholly owned.

RESULTS OF OPERATIONS
FIRST SIX MONTHS 2000 VS FIRST SIX MONTHS 1999

The Company's total revenue increased $9,257,000 or 47.9%, for the six months ended June 30, 2000, compared to the same period last year. The change is the result of an increase in PCS revenue of $4,326,000 from $1,640,000 to $5,966,000, a $2,546,000 or 45.6% increase in Mobile revenue, a $1,406,000 or
17.8% increase in Telephone revenue, a $882,000 or 51.0% increase in ShenTel service revenue, and a $97,000 or 3.9% increase in other revenues. Operating income is up $2,567,000 or 43.5% compared to the six months of 1999, due principally to the same factors as discussed above for quarterly results. Net income is up $5,146,000, the result of higher operating income and the impact of the after tax gain on the sale of the partnership interest of the Virginia RSA 6 cellular operation.

Revenues

Telephone revenues increased $1,406,000 to $9,284,000 or 17.8% for the six months ended June 30, 2000, compared to the same period last year. Facility Lease revenue increased $1,060,000 or 94.3% due to the factors discussed above under quarterly results. Local Service revenue increased $253,000 or 12.8% to $2,222,000, as the number of access lines increased 4.1% and there was increased the demand for enhanced services.

Cable Television revenue increased $123,000 or 6.9% due to a 1% increase in the customer base and the sale of new digital pay-per-view services in late spring 2000. As discussed above, the Compan's cable TV system upgrade has provided customers with additional service and programming options, and offers new revenue sources to the Company.

ShenTel Service revenues increased $882,000 or 51.0% for the first six months of 2000. Equipment sales are up $615,000 compared to the same period last year. Internet subscriber revenue is up $260,000. The Internet customer base increased 53.0% over the same period last year.

Mobile revenues have increased $2,546,000 to $8,126,000 for the six months ended June 30, 2000. This 45.6% increase is the result of a $2,491,000 increase in roaming revenue earned from other providers' customers roaming on our network. The balance of the increase is due to more tower lease revenue as the number of towers in the wireless network increases, and other users lease space on the towers. The Company had approximately 40 towers in service as of June 30, 2000.

PCS revenues grew $4,326,000 or 263.8% over the same period last year, the result of changing to the CDMA technology and becoming an affiliate of Sprint PCS. Service revenue (revenue generated by our PCS customers) increased $1,965,000 or 141.2% while travel roaming revenue (Sprint PCS and other affiliates' customers traveling through our territory) increased $2,043,000. Equipment sales revenue increased $287,000, the result of our retail stores selling PCS telephones backed by the Sprint PCS marketing support and brand name.

Operating Expenses

Operating expenses are up $6,690,000 to $20,128,000 or 43.5% compared to the first half of 1999. Cost of products and services sold increased $1,425,000. This increase was due to more PCS handsets sold and the impact of higher sales of equipment in the ShenTel Service subsidiary. Plant Specific expenses increased $741,000, due to the factors discussed above under quarterly results. Network and Other expenses increased $2,070,000 due to increased cellular and PCS traffic. Customer operations grew by $944,000 due principally to increased customer growth in the PCS operation. Depreciation increased by $599,000 due to additional equipment placed in service. Other Operating expenses are up $730,000 primarily the of a write down on wireless assets. Operating expense growth is expected to continue at an elevated pace as the Company's PCS operation opens new retail sales locations and expands the network in several central Pennsylvania markets later this year.

The change in non-operating income reflects the one-time gain on the sale of the Virginia RSA 6 limited partnership interest, somewhat offset by the write down of the wireless assets and results of investment income generated in the first six months of 2000.

Interest expense increased $90,000 primarily, due to higher amounts borrowed for the PCS expansion.

Income before taxes is up $9,095,000 and reflects increased income from operations and the gain on the sale of the partnership interest. Provisions for income taxes are up $3,151,000 based on applying statutory rates

Minority interest is up $799,000 due to increased earnings attributable to the minority owners of the cellular operation.

                      SHENANDOAH TELECOMMUNICATIONS COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SALE OF PARTNERSHIP INTEREST

On May 1, 2000, the Company sold its limited interest in the Virginia RSA 6 cellular partnership, which serves Augusta and Rockingham counties in Virginia, for $7.4 million in cash. The Company recorded a one time pre-tax gain of approximately $6.9 million on the sale.

INVESTMENTS IN NON-AFFILIATED COMPANIES

The Company participates in emerging technologies by investments in start-up companies. This includes indirect participation through capital venture funds such as South Atlantic Venture Fund III, South Atlantic Private Equity IV, and Dolphin Communications Parallel Fund. The Company's remaining commitments to these investments is approximately $576,000. It also includes direct participation in start-up companies such as Concept Five and Coriss.Net. For those investments that eventually go public, it is the intent of the Company to evaluate whether to hold or sell part or all of each investment on an individual basis. In the second quarter the Company agreed to participate in Dolphin Communications Fund II, which is expected to be funded over several years, for an amount not to exceed $5,000,000.

AVAILABLE FOR SALE SECURITIES

The Company currently holds shares of four companies with NASDAQ or NYSE listings. As of June 30, 2000, the market values of the Company's holdings were $23,586,000 in Illuminet (ILUM), $1,390,000 in ITC^Delta Com (ITCD), $1,052,000
in Loral Communications (LOR) and $211,000 in NetIQ (NTIQ). Unrealized Gains on Securities Available for Sale, adjusted for income tax effect, decreased $409,000 to $14,155,000 during the second quarter of 2000, with a year-to-date decrease of $2,887,000, both of which reflect the stock price movements of these technology securities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's two principal sources of funds for financing expansion activities are internally generated funds and loan arrangements with CoBank. On January 12, 2000 the Company entered into a $35,000,000 bridge loan agreement with CoBank, principally to finance the PCS build-out in Pennsylvania. Outstanding draws on this facility as of June 30, 2000 is $400,000. The Company and CoBank contemplate replacing this $35,000,000 bridge loan and a previously existing
$25,000,000 CoBank credit facility with a single term loan agreement for $60,000,000 at terms similar to the existing facilities. The existing $25,000,000 credit facility is almost fully drawn, with monthly repayment requirements through August 2011.

Additionally, the Company has a $9,200,000 loan agreement with the Rural Telephone Bank (RTB) with approximately $500,000 remaining as of June 30, 2000 for future advances. Expenditure of these loan funds is limited to capital projects for the regulated local exchange carrier subsidiary.

The Company maintains an unsecured line of credit for $2 million with a local bank. No draws were made on this line during the first half of 2000 and no amounts are outstanding as of June 30, 2000.

At its option, the Company may also liquidate portions of the securities available for sale portfolio, to provide for its expansion needs. These securities had a market value of $26,240,000 as of June 30, 2000.

Year-to-date capital spending was $20,097,000, compared to a total capital budget of $45,000,000. The budget includes approximately $26,800,000 for equipment and towers associated with the PCS expansion, principally in Pennsylvania. Included in the $26,800,000 amount is $11,000,000 for CDMA equipment and towers that will be purchased from Sprint, of which $9,500,000 has been purchased as of June 30, 2000. The remaining $1,500,000 of equipment purchases from Sprint should occur by the end of the third quarter. The remaining PCS equipment purchases and installations, which are in progress, should occur by the end of 2000. Spending to date on this equipment is approximately $1,200,000. The Telephone subsidiary capital budget is $10,900,000, primarily for central office equipment and fiber optic and metallic cable facilities with year-to date spending at approximately $3,629,000. Thus far in 2000 the Company has funded its capital projects through internally generated funds, proceeds from the sale of the partnership noted above, and debt.


REIMBURSEMENT FOR PCS CONVERSION

As part of the execution of the Sprint PCS affiliate agreement, the Company received approximately $3.9 million as partial reimbursement for the Company's expenditures in building the CDMA network, which replaces the Company's earlier PCS network constructed using GSM technology. Under the terms of the agreement, all or a portion of this amount is to be reimbursed to the grantor, in the event the GSM network is sold. The Company is continuing to explore a potential sale of its GSM equipment and has reflected the $3.9 million as a current liability.


NASDAQ APPLICATION

During the second quarter, the Company filed an application for NASDAQ listing of the Company's stock on the NASDAQ National Market exchange.

                      SHENANDOAH TELECOMMUNICATIONS COMPANY

                                     PART II

                               OTHER INFORMATION


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     Our market risks relate primarily to changes in interest rates, on instruments held for other than trading purposes. Our interest rate risk involves two components. The first component is outstanding debt with variable rates. This consists of a two notes payable to CoBank totaling $2.3 million. The rates of these notes are based upon the lender's cost of funds. The Company also has variable rate lines of credit totaling $2 million, with no outstanding borrowings at June 30, 2000. The Company's remaining debt has fixed rates through its maturity. The second component of market risk is temporary excess cash, primarily invested in overnight repurchase agreements and short-term certificates of deposit. As the Company continues to expand its operations, temporary excess cash is expected to be minimal. Available cash will be used for existing and anticipated new debt obligations, maintaining and upgrading capital equipment, ongoing operations, and investment opportunities in new and emerging technologies.

ITEM 4. Submission of Matters to a Vote of Security Holders

     (a) At the Annual Meeting of Shareholders of the Company held on April 18, 2000, 2,508,608 of the Company's 3,756,634 outstanding shares were present in person or by proxy and entitled to vote, which constituted a quorum.

     (b) At the Annual Meeting, the following nominees were elected:

         CLASS I DIRECTORS - To serve until the 2003 Annual Meeting

          Noel M. Borden
          Ken L. Burch
          Grover M. Holler, Jr.

     (c) At the Annual Meeting, the following matters were voted upon and received the vote set forth below:

     (1) Election of Directors. Provided that a quorum is present, the nominees receiving the greatest number of votes cast are elected as directors and, as a result in tabulating the vote, votes withheld have no effect upon the election of directors. Each nominee for director was elected, having received the following vote:

                    NOMINEE                 FOR          WITHHELD
            Noel M. Borden               2,498,609          9,999
            Ken L. Burch                 2,494,132         14,476
            Grover M. Holler, Jr.        2,499,616          8,992




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

                             SHENANDOAH TELECOMMUNICATIONS COMPANY
                             -------------------------------------
                             (Registrant)





August 11, 2000              /s/ CHRISTOPHER E. FRENCH
                             -------------------------
                             Christopher E. French
                             President




August 11, 2000              /s/ LAURENCE F. PAXTON
                             ------------------------
                             Laurence F. Paxton
                             Vice President - Finance