Form 10-Q
period 2000-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2000-11-14
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 2000

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

               YES       X                                NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                            Outstanding at October 31, 2000
Common Stock, No Par Value                            3,759,244 Shares

                                      INDEX


                                                                     Page
                                                                     Number

PART I.   FINANCIAL INFORMATION

Item 1.      Financial Statements

           Condensed Consolidated Balance Sheets
               September 30, 2000 (unaudited), and
               December 31,1999                                         1-2

           Condensed Consolidated Statements of Income
               Three Months and Nine Months Ended
               September 30, 2000 and 1999 (unaudited)                    3

           Condensed Consolidated Statements of
               Stockholders' Equity Nine Months Ended
               September 30, 2000 and 1999 (unaudited)                    4

              Condensed Consolidated Statements of Cash Flows
               Nine Months Ended
               September 30, 2000 and 1999 (unaudited)                    5

           Notes To Condensed Consolidated Financial Statements         6-10

Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations            11-19

Item 3.    Quantitative and Qualitative Disclosures
               about Market Risk                                        20

PART II.   Other Information

Item 4.    Submission of Matters to a Vote of Security Holders          20

Item 6.    Exhibits and Reports on Form 8-K                             20

           Signatures                                                   21

ITEM 1.    Financial Statements

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands

ASSETS


                                                      September 30  December 31,
                                                           2000        1999
                                                       (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                 $ 3,648      $ 7,156
  Accounts receivable, including interest                     4,563        4,918
  Materials and supplies                                      3,335        4,089
  Prepaid expenses and other current assets                     471          544
                                                            -------      -------
  Total Current Assets                                       12,017       16,707

SECURITIES AND INVESTMENTS
  Available-for-sale securities                              14,743       30,719
  Other Investments                                           6,604        5,094
                                                            -------      -------
                                                             21,347       35,813

PROPERTY, PLANT AND EQUIPMENT
  Plant in service                                         112,834        97,344
  Plant under construction                                  28,614         9,134
                                                          --------      --------
                                                           141,448       106,478
  Less accumulated depreciation                             36,266        31,929
                                                          --------      --------
                                                           105,182        74,549

OTHER ASSETS
  Cost in excess of net assets of business
  Acquired                                                   5,630         5,630
  Deferred charges and other assets                            552           590
  Radio spectrum license                                     1,341         1,341
                                                          --------      --------
                                                             7,523         7,561
  Less accumulated amortization                              1,777         1,579
                                                          --------      --------
                                                             5,746         5,982

TOTAL ASSETS                                              $144,292      $133,051
                                                          ========      ========










   See accompanying notes to the condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    September 30,    December 31
                                                         2000            1999
                                                      (unaudited)
                                                    --------------   -----------

CURRENT LIABILITIES
  Current maturities of long-term debt                    $  2,167      $  1,341
  Accounts payable                                           3,922         2,196
  Advance billings & payments                                  363           871
  Refundable equipment deposit                               3,871         3,871
  Customers' deposits                                          125           119
  Accrued compensation                                         932           947
  Other current liabilities                                  1,204           781
  Other taxes payable                                        1,212           909
                                                          --------      --------
  Total Current Liabilities                                 13,796        11,035

Long-Term Debt, less current maturities                     45,945        31,689

OTHER LIABILITIES AND DEFERRED CREDITS
  Deferred investment tax credit                                28            76
  Deferred income taxes                                      9,909        16,062
  Pension and other                                          1,465         1,454
                                                          --------      --------
                                                            11,402        17,592

Minority Interests                                           1,975         2,460

STOCKHOLDERS' EQUITY
  Common stock                                               4,796         4,734
  Retained earnings                                         59,355        48,499
  Accumulated other comprehensive income,
   unrealized gain on available-for-sale
   securities, net                                           7,023        17,042
                                                          --------      --------
  Total Stockholders' Equity                                71,174        70,275

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $144,292      $133,051
                                                          ========      ========













   See accompanying notes to the condensed consolidated financial statements.


SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Dollars in thousands, except per share data

                                        THREE MONTHS ENDED                     NINE MONTHS ENDED
                                    SEPTEMBER 30     SEPTEMBER 30        SEPTEMBER 30    SEPTEMBER 30
Operating Revenues                     2000             1999                2000            1999
                                   -----------------------------        -----------------------------
  Telephone:
    Local service                       $  1,145       $ 1,040              $  3,367        $ 3,009
    Access                                 2,103          1,825                6,012           5,665
    Directory                                314            297                  963             911
    Facility leases                        1,077            786                3,261           1,909
    Miscellaneous                            118            156                  438             488
                                         ----------------------              -----------------------
   Total Telephone revenues                4,757          4,104               14,041          11,982

  PCS                                      4,757            891               10,724           2,532
  Mobile                                   4,602          3,777               12,728           9,357
  ShenTel Service                          1,260            965                3,871           2,695
  Cable Television                           923            886                2,708           2,548
  Long Distance, Network and other           428            467                1,253           1,317
                                          ---------------------               ----------------------
     Total Operating Revenues             16,727         11,090               45,325          30,431

Operating Expense
  Cost of products and services sold       1,544            546                4,306           1,827
  Line costs                                 699            636                2,070           1,513
  Plant specific                           1,472            878                3,780           2,445
  Plant non-specific:
    Network and other                      2,925          1,353                6,986           3,856
    Depreciation and amortization          1,819          1,599                5,593           4,774
  Customer operations                      1,822          1,429                5,264           3,909
  Corporate operations                       809            775                2,158           2,131
  Other operating expenses                   209            143                1,269             342
                                         ----------------------              -----------------------
Total Operating Expense                   11,299          7,359               31,426          20,797
                                         ----------------------              -----------------------
Operating Income                           5,428          3,731               13,899           9,634
Non-operating income, net                    119            469                  725           1,343
Gain on investments                            -              -                6,885               -
Interest expense                             741            442                1,741           1,352
                                          ---------------------               ----------------------
Income before income taxes                 4,806          3,758               19,768           9,625
Provision for income taxes                 1,487          1,181                6,593           3,136
                                          ---------------------               ----------------------
Net income before minority interest        3,319          2,577               13,175           6,489
Minority interest                           (863)          (623)              (2,319)         (1,281)
                                         ----------------------              -----------------------
Net income                               $ 2,456      $   1,954              $10,856         $ 5,208
                                         ======================              =======================
EARNINGS PER SHARE
  Net earnings per share, basic          $  0.65      $    0.52              $  2.89         $  1.39
                                         ======================              =======================
  Net earnings per share, diluted        $  0.64      $    0.52              $  2.88         $  1.39

                                         ======================              ========================

                  See accompanying notes to the condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
Dollars in thousands

                                                                      Accumulated
                                                                         Other
                                              Common      Retained   Comprehensive
                                    Shares      Stock       Earnings      Income        Total
                                ----------------------------------------------------------------
Balance, December 31, 1998           3,756      $  4,734    $  44,174      $    639    $  49,547
                                                                                       ----------
  Comprehensive income
   Net income                                                   6,428                      6,428
   Change in unrealized gain
   on securities
   available-for-sale
   net of tax ($10,079)                                                      16,403       16,403
                                                                                        ---------
   Total comprehensive income                                                             22,831
  Dividends declared                                           (2,103)                    (2,103)

                                                                                               -
                                    -------------------------------------------------------------
Balance, December 31, 1999          3,756           4,734       48,499        17,042       70,275
                                                                                        ---------
  Comprehensive income
   Net income                                                   10,856                     10,856
   Change in unrealized gain
   on securities
   available-for-sale
   net of tax $6,130                                                         (10,019)     (10,019)
                                                                                        ---------
   Total comprehensive income                                                                 837
   Issue shares of common stock          2             62                                      62
                                    ----------------------------------------------------------------
Balance, September 30, 2000          3,758       $  4,796    $  59,355      $  7,023    $  71,174
                                    ================================================================


















                  See accompanying notes to the condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Dollars in thousands

                                                        Nine Months Ended
                                                    September 30, September 30,
                                                          2000       1999
                                                   ----------------------------
Cash Flows from Operating Activities
  Net income                                          $ 10,856    $  5,208
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                           5,248       4,429
  Amortization                                             346         346
  Deferred taxes                                           (22)        (75)
  (Gain)/loss on equity investments                     (6,992)         --
  Equity in earnings of investees                         (717)     (1,125)
  Loss on impairment of equipment                          673          --
  Minority share of income, net of distributions          (486)         23
  Other                                                   (198)        (47)
  Decrease/(increase) in
    Accounts receivable                                    356        (703)
    Materials                                              755        (372)
  Increase in Accounts payable                           1,726       1,464
    Deferrals & accruals                                   331         858
                                                      --------   ---------
Net cash provided by operating activities               11,876      10,006

Cash Flows from Investing Activities
  Purchase of property and equipment                   (36,554)    (12,793)
  Purchase of intangible assets                           --          (561)
  Purchase of investments                               (1,654)       (139)
  Maturity of investments                                 --           500
  Cash flows from investments                            7,680       1,025
                                                      --------   ---------
Net cash used in investing activities                  (30,528)    (11,968)

Cash Flows from Financing Activities
  Proceeds from long-term debt                          16,223       4,386
  Issuance of common stock                                  62          --
  Principal payments on long-term debt                  (1,141)       (503)
                                                      --------   ---------
Net cash provided by financing activities               15,144       3,883

                                                      --------   ---------
Net increase (decrease) in cash
 and cash equivalents                                   (3,508)      1,921
Cash and cash equivalents:
  Beginning                                              7,156       4,891
                                                      --------   ---------

  Ending                                              $  3,648    $  6,812
                                                      ========    ========







   See accompanying notes to the condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.  Accounting Policies

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2000 and December 31, 1999 its results of operations for the three and nine month periods ended September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999. Such adjustments consist only of normal recurring accruals. The balance sheet at December 31, 1999 is derived from the audited financial statements at that date. While the Company believes the disclosures presented are adequate for a fair presentation, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-K. The results of operations for the three-month and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2.  Earnings per Share

          Basic earnings per share are calculated for the three and nine month periods ended September 30, 2000 and 1999 are calculated by dividing net income by weighted average common shares outstanding for the period. Diluted earnings per common share are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The following is a reconciliation between the calculation of basic and diluted net earnings per common share:

 In thousands except per share data

                                   For the three months     For the nine months
                                   ended September 30,      ended September 30,
                                     2000        1999        2000        1999
                                 ------------ ----------- ----------- ----------
Basic EPS Computation
Numerator:  Net earnings          $ 2,456     $ 1,954     $ 10,856     $ 5,208

Denominator
Weighted average common shares
outstanding                         3,757       3,756        3,757       3,756

Basic earnings per share          $   .65     $   .52      $  2.89      $ 1.39

Diluted EPS Computation
Numerator:  Net earnings          $ 2,456     $ 1,954      $10,856      $ 5,208

Denominator:
Common shares outstanding           3,757       3,756        3,757        3,756
Effect of outstanding stock
options                                11           3           11            3
Diluted weighted average
common shares outstanding           3,768       3,759        3,768        3,759

Diluted earnings per share            .64         .52         2.88         1.39

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3.   Segment Information

          The Company has identified nine reporting segments based on the products and services each provide. Each segment is managed and evaluated separately because of diverse technologies and marketing strategies. A summary of external operating revenues, internal operating revenues and net income of each segment is as follows:

Dollars in thousands

                                For the nine months ended September 30, 2000       September 30, 2000
                                 External        Internal
                                Operating        Operating          Net                  Total
                                 Revenues        Revenues         Income                 Assets
                            -------------------------------------------------    ---------------------
Holding                            $        -       $       -       $      425          $      63,4139
Telephone                              14,041           1,778           4,487                   75,749
Cable TV                                2,708               2           (104)                   12,053
ShenTel                                 3,871             170            (19)                    5,226
Leasing                                    11                              10                      290
                                                            -
Mobile                                 12,728             650           7,401                    5,566
PCS                                    10,724              20         (1,712)                   41,079
Long Distance                             808             285             135                      214
Network                                   434             143             233                    1,146
                             -------------------------------------------------    ---------------------
Combined Totals                   $    45,325     $     3,048     $    10,856           $      204,736
Inter-segment eliminations                            (3,048)                                 (60,444)
                                            -
                             -------------------------------------------------    ---------------------
Consolidated Totals               $    45,325       $       -     $    10,856           $      144,292
                             =================================================    =====================

                               For the nine months ended September 30, 1999       September 30, 1999
                                 External        Internal
                                Operating        Operating          Net                  Total
                                 Revenues        Revenues         Income                 Assets
                             -------------------------------------------------    ---------------------
Holding                            $        -       $       -      $      476            $      30,128
Telephone                              11,982                           4,211
                                                    1,347,808                                   70,719
Cable TV                                2,548                           (147)
                                                        1,800                                   11,072
ShenTel                                 2,695                           (163)
                                                      181,121                                    3,881
Leasing                                                                    15
                                            8               -                                      295
Mobile                                  9,357                           1,703
                                                      334,866                                   10,327
PCS                                     2,532                         (1,301)
                                                       11,956                                   22,422
Long Distance                             785                             156
                                                      229,666                                      358
Network                                   524                             258
                                                       72,971                                    1,647
                             -------------------------------------------------    ---------------------
Combined Totals                   $    30,431     $     2,180     $     5,208           $      150,849
Inter-segment eliminations                            (2,180)                                 (45,707)
                                            -
                             -------------------------------------------------    ---------------------
Consolidated Totals               $    30,431       $       -     $     5,208           $      105,142
                             =================================================    =====================

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Dollars in thousands
                             For the three months ended September 30, 2000
                             External          Internal             Net
                             Revenues          Revenues           Income
                         ------------------------------------------------------
Holding                     $       -        $        -       $       147
Telephone                      4,757               658             1,480
Cable TV                         923                 1              (36)
ShenTel                        1,260                56              (78)
Leasing                            6                 -                 1
Mobile                         4,602               245             1,116
PCS                            4,757                 8             (280)
Long Distance                    278                90                40
Network                          144                49                66
                            --------------------------------------------------
Combined totals             $   16,727        $  1,107        $    2,456
Inter-segment eliminations         -            (1,107)
                             -------------------------------------------------
Consolidated totals         $   16,727        $      -        $    2,456
                             =================================================


                               For the three months ended September 30, 1999
                               External          Internal             Net
                               Revenues          Revenues           Income
                             --------------------------------------------------
Holding                     $        -        $      -        $      223
Telephone                        4,104             470             1,307
Cable TV                           886               1               (12)
ShenTel                            965              60              (126)
Leasing                              2               -                 5
Mobile                           3,777             140               861
PCS                                891               4              (467)
Long Distance                      264              94                53
Network                            201              23               110
                             --------------------------------------------------
Combined totals              $  11,090        $    792        $    1,954
Inter-segment eliminations           -            (792)
                             --------------------------------------------------
Consolidated totals          $  11,090        $      -        $    1,954
                             ==================================================


Inter-segment eliminated assets represent amounts invested in and notes payable between the reporting segments.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4.   Comprehensive Income

          Comprehensive income includes net income along with gains and losses on the Company's available-for-sale investments.

Dollars in thousands

                                For the three months     For the nine months
                                 ended September 30       ended September 30
                                 2000         1999       2000            1999
                            --------------------------------------------------
Net income                     $   2,456    $  1,954    $ 10,856     $   5,208
Net unrealized gain (loss)        (7,133)        435     (10,019)          439
                            --------------------------------------------------
Comprehensive income (loss)    $  (4,677)   $  2,389    $    837     $   5,647
                            ==================================================

5.   Subsequent Events

          On October 9, 2000, the Company declared a cash dividend of $0.66 per share payable December 1, 2000 to shareholders of record on November 9,2000.

          At October 31, 2000, the Company's management wrote down to fair market value certain equity and debt security investments. The write-down amounted to approximately $1.5 million dollars and was due to a decline in the value of the securities, which, in the opinion of management, was considered to be other than temporary.

6.  Staff Accounting Bulletin

          In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB (101) requires that revenue and related costs from telecommunication service activation fees be deferred and recognized over the life of the contract or relationship. In June 2000, the SEC issued an amendment to SAB 101, which deferred the required adoption date for those registrants with fiscal years that end after December 15, 2000 until the fourth quarter of 2000. The effective date for Shentel will be for the quarter ending December 31, 2000. Management has not completed its evaluation of the impact of this pronouncement.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Operations (Continued)

     This report contains forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to changes in the interest rate environment; management's business strategy, national, regional and local market conditions; and legislative and regulatory conditions. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances.

     Shenandoah Telecommunications Company is a diversified telecommunication holding company providing both regulated and unregulated telecommunication services through its nine wholly owned subsidiaries. These subsidiaries provide local exchange telephone services as well as cable television, cellular, paging, personal communications services (PCS), Internet access, long distance, and leased fiber and tower facilities. Competitive local exchange carrier (CLEC) services are also being planned. Additionally, the Company sells and leases equipment, mainly related to services provided, and also participates in emerging technologies by direct investment in non-affiliated companies.

     In recent years, the Company has made significant investments to take advantage of new technologies in the increasingly competitive telecommunications industry. Net Plant in service increased from $36.8 million at the end of 1995 to $105.2 million at September 30, 2000. This increase incorporates continued expansion of our operations from Virginia's northern Shenandoah Valley to other surrounding areas. In conjunction with our growing PCS service, we are expanding our presence in central
     Pennsylvania and will be operational by early 2001. Our business is changing; as the PCS business grows, it is becoming a more significant portion of our total revenue. In the calendar year 1995, Telephone revenue was 60% of the total revenue, mobile revenue, consisting primarily of cellular and tower rental revenue was 23% of total revenue, and PCS was 0% of total revenue. For the nine months ended September 30, 2000, Telephone revenue was 30% of total revenue, mobile revenue was 28% of total revenue and PCS revenue had grown to nearly 24% of total revenue. This revenue shift will continue as the impact of the PCS expansion and growth is reflected in the Company's results.

     The Company's strategy is to continue the expansion of services and the geographic areas served. In late 1999, our PCS subsidiary executed an affiliate agreement with Sprint PCS and finished constructing and activated a CDMA network where our GSM network existed. Additionally, we converted our then GSM customer base to CDMA service. The agreement expands our PCS territory from an area serving a population of nearly 0.7 million, to an area serving a population of nearly 2.1 million potential customers. The

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Operations (Continued)

     additional areas are in the Altoona, Harrisburg, and York-Hanover Basic Trading Areas of Pennsylvania. The capital build out and initial operating losses associated with thisexpansion, which will require significant capital resources, are consistent with the strategy to take advantage of new technologies and expand our service areas. Losses in the PCS operation are expected to continue and also increase, particularly in the fourth quarter of 2000 and in the first part of 2001, when the additional network facilities are anticipated to commence operations. Additionally, incremental selling, marketing and administrative costs are being incurred to support the expansion of the PCS network.

RESULTS OF OPERATIONS THIRD QUARTER 2000 VS THIRD QUARTER 1999

Revenues

     Total revenue for the third quarter 2000 increased $5.6 million or 50.8% to $16.7 million compared to the same period last year. The significant revenue increase is due primarily to a large increase in PCS revenues, along with increases in cellular roaming revenue, telephone revenues, equipment sales, and tower rental revenues. Earnings increased $0.5 million or 25.7% to $2.5 million compared to $2.0 million for the same quarter last year. Net earnings per share, basic and fully diluted, increased $0.13 cents per share, up 25.0% to $0.65 cents per share. Comparable third quarter results for 1999 were $0.52 cents per share.

     The PCS (Personal Communications Services) business experienced continued growth in revenues during the quarter. Revenue increased $3.9 million or 433 %, to $4.8 million compared to the same period last year for the existing quad-state network area. The on-going work to expand the PCS CDMA network into the south-central part of Pennsylvania is continuing. There have been minor delays in the project, with startup anticipated by early 2001. The addition to the network will increase covered pops (population) from 0.4 million to nearly 1.1 million pops. The expanded network will increase major road coverage from less than 200 miles, to over 500 miles. The Company will benefit from this expanding network with increased potential customers in addition to increased revenue from non-customer usage of the Company's network.


     The Company joined the Sprint PCS network as an affiliate in late 1999. This affiliation has helped spur the growth in revenue, which should continue, as we expand our PCS network and market presence. As part of this expansion, the Company plans to open several retail store locations within the next 90 to 120 days. These retail locations will be located in the central Pennsylvania markets where the added network coverage is being built. The Company's customer base continued to grow to over 17,000 as of September 30, 2000, compared to 7,600 at January 1, 2000. Comparative numbers as of the end of September 1999 are not meaningful, as the Company changed to CDMA technology for its PCS service in late fall 1999.
<PAGE
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Operations (Continued)

     The Company's Mobile operation revenues increased $0.8 million or 21.8% to $4.6 million for the third quarter 2000, compared to $3.8 million of revenue reported in third quarter 1999. Cellular revenue remained the major source of revenue growth for the third quarter of 2000 for the Mobile operation. The Company continues to benefit from non-customer roaming usage of the cellular network, which has generated nearly $3.2 million of revenue during the quarter compared to $2.3 million from the same period last year. Retail service revenue in the cellular operation has leveled out and is declining, as the market becomes more competitive for new customers. Cellular subscribers decreased by 400 subscribers or 3.4% during the quarter, to 11,300, compared to 11,800 subscribers at September 30, 1999. The Company owns and operates 39 tower sites for its existing wireless operations. Numerous sites are rented to other wireless providers, and as the Company expands its PCS operations new tower sites will be added, providing opportunity for additional rental income from other wireless providers. There will be approximately 10 new tower sites added in the next 60 to 120 days to support the PCS operation, as well as providing spaces available for other wireless providers to occupy.


     Total Telephone revenues increased $0.7 million or 15.9% to $4.8 million, for the third quarter 2000. The increase is due to a $0.3 million or 37.0% increase in facility leases, generated from expanded use of fiber capacity put in place earlier this year. Access revenue was up $0.3 million or 15.2%, as additional usage of the CompanySs network occurred in the quarter. Local service revenue is up $0.1 million or 10.1%, compared to the same period last year as new access lines have been added, in addition to subscribers purchasing value-added services such as call forwarding and caller ID. Other telephone revenues remained nearly the same, compared to the third quarter 1999.

     ShenTel Service revenue increased $0.3 million or 30.6% to $1.3 million, for the third quarter 2000, compared to $1.0 million generated in the third quarter of 1999. The increase is due to growth in Internet subscriptions and higher equipment sales compared to last year. Internet subscribers increased by 1,000 subscribers during the quarter, to nearly 14,000, compared to 9,400 subscribers on September 30, 1999.

     Cable Television revenue increased marginally over third quarter 1999. The current customer count is approximately 8,700, up 1% from 8,600 at the end of September 1999. The Company is now providing digital and pay per view services, which are gaining acceptance in the service areas, and generating incremental revenue for the Company.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Operations (Continued)

Operating Expenses

     Operating expenses increased $3.9 million or 53.5% to $11.3 million compared to third quarter last year. Network and other operating expenses were up $1.6 million due to the expansion and increased use of the network, particularly in support of wireless services. The cost of products sold increased $1.0 million, driven by increased handset sales in the PCS business and increased equipment sales in the ShenTel service operation. Plant specific costs combined with depreciation increased by $0.8 million as new assets have been added to the networks along with expanded services compared to the same period last year. Customer support operations costs increased $0.4 million as additional staff and support have been added to service new subscribers. Other costs have increased $0.1 million compared to the same period last year.

     Interest expense increased $0.3 million or 67.7% to $0.7 million over the same period last year, a result of increased borrowing levels to support the PCS expansion. The Company expects interest expense will continue to increase compared to the prior year same-period, until the PCS business generates adequate cash to fund its cash needs.

     Income before taxes is up $1.0 million due to the increase in operating income somewhat offset by higher interest expense.

     Minority interest increased $0.2 million due to the improved performance of the cellular operation, which is not wholly owned by the Company.

     Net income is up $0.5 million or 25.7% to $2.5 million for the third quarter due to continued growth in revenues in the wireless businesses compared to last year's results.

RESULTS OF OPERATIONS
FIRST NINE MONTHS 2000 VS FIRST NINE MONTHS 1999

Revenues

     Through the first nine months of 2000, the Company's total revenues are up $14.9 million or 48.9% to $45.3 million, compared to the nine-month revenue results of 1999, which were $30.4 million. The increase was the result of a large increase in PCS revenues, which made up over 55% of the total increase in revenue. Additionally, revenue growth occurred in cellular operations, Internet services, telephone services and also equipment sales, compared to the same period last year. The Company's net income grew to $10.9 million, up $5.7 million or 108% over 1999 year to date results. This significant increase includes a one-time after tax gain of $4.3 million, on the sale of the Companys partnership interest in a cellular operation, which occurred during the second quarter of this year. Net earnings per share, basic and diluted, increased $1.50 over 1999 nine month results to $2.89 per share.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Operations (Continued)

     PCS revenues grew $8.2 million or 323% to $10.7 million in the first nine months, up from $2.5 million in the prior year. The increase was the result of higher service revenues of $3.6 million which were generated by adding PCS customers to our Sprint PCS service. Travel revenue, which results from the use of our network by other Sprint PCS users, was up $4.2 million, while PCS equipment sales increased $0.4 million over the same period last year. Roamer revenue, which results from our Sprint PCS customers roaming on non-Sprint PCS or affiliate networks also increased $0.4 million compared to the first nine-months of 1999.

     Mobile revenue increased $3.4 million or 36.0% to $12.7 million for the nine-months of 2000. Cellular roaming revenue increased $3.7 million, somewhat offset by a $0.3 million decrease in service revenue and equipment sales related to the cellular operation. The roaming revenue is the result of other cellular providers' customers making calls in our network coverage area.

     Telephone revenues increased $2.1 million or 17.1% to $14.0 million compared to 1999 results through the first nine months. Increased access lines and higher facility lease revenues contributed to the increased revenue for 2000 compared to 1999. The increased use of the Company's expanded fiber network contributed nearly $1.4 million of the increase in revenue. This increase was a 70.8% increase over the nine-month 1999 facilities revenues. Local service revenue increased $0.4 million or 11.8% to $3.4 million for the nine-month period, due to increased customers and higher valued services purchased by existing customers. Access revenue increased $0.3 million, the result of increased use of our local telephone network by other service providers.

     ShenTel Service revenue increased $1.2 million for the first nine months of 2000, due to increased sales of telephone system equipment and the increase in Internet subscribers compared to last year. Equipment sales are up $0.8 million compared to 1999 year-to-date equipment sales. Internet revenue increased $0.4 million to $2.1 million for the nine months of 2000, compared to $1.7 million for the same period of 1999. The number of Internet subscribers has increased from 9,400 at the end of September 1999, to 14,000 as of September 30, 2000.

     Cable Television revenue increased $0.2 million or 6.2%, to $2.7 million, compared to $2.5 million for the nine-months of 1999. Revenues have grown, as customers upgrade to higher value services, such as digital and pay per view services, and also due to a 1% increase in subscribers compared to the
     same  period   last  year.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Operations (Continued)

Operating Expenses

     Operating expenses are up $10.6 million or 51.1% to $31.4 million for the nine-month period ended September 30, 2000 compared to $20.8 million for the same period last year. Network expenses were up $3.1 million, or 81.2% to $7.0 million due to expansion of the PCS network, compared to $3.9 million last year. Costs related to equipment sold are up $2.5 million, or 135% due to increased handset sales in the PCS business, in addition to higher sales in telephone equipment business. Line costs increased $0.5 million and plant costs are up $1.3 million over the same period from 1999. Depreciation expenses increased $0.8 million, a result of new equipment that has been added to expand and enhance the Company's networks. Customer operations expenses increased $1.4 million or 34% to $5.3 million due to added support expenses related to the growing customer base. Other expenses accounted for the remaining $0.4 million of the increased operating expenses on a year-to-date comparison.

     Operating Income is up $4.3 million or 44.3%, to $13.9 million. Increased travel revenue and roamer revenue from the wireless businesses contributed to the incremental improvement in operating income.

     The significant change in non-operating income primarily reflects the one-time gain on the sale of the Virginia 6-RSA Partnership interest, which was $6.9 million, and occurred in the second quarter 2000, and was previously disclosed in the 10Q filed in May 2000. Additionally, in the first nine-months of 2000, the Company realized income of $0.7 million generated from investments.

     Interest expense is up $0.4 million, primarily due to increased borrowing to cover the continued expansion of the PCS network into the southern portions of central Pennsylvania.

     Income before taxes increased $10.1 million, which reflects the improved results from operations, and the one-time gain mentioned above. Provisions for income taxes are up $3.5 million based on applying the applicable statutory tax rates.

     Minority interest is up $1.0 million, as the operation that is not wholly owned continues to increase its net income after taxes.

     Net income is up $5.6 million compared to the nine-month results of 1999, the result of higher operating income of $1.3 million, and the impact of the after-tax gain of $4.3 million on the sale of the Virginia 6-RSA Partnership interest.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Operations (Continued)

INVESTMENTS IN NON-AFFILIATED COMPANIES

     The Company participates in emerging technologies by investing in start-up companies. This includes indirect participation through capital venture funds such as South Atlantic Funds and Dolphin Communications Funds. It also includes direct participation in start-up companies such as Concept Five and Coriss.Net. For those investments that eventually go public, it is the intent of the Company to evaluate whether to hold or sell parts or all of each investment on an individual basis. The Company currently holds shares of four companies with NASDAQ or NYSE listings. As of September 30, 2000, the market value of these investments were, $12.9 million in Illuminet (ILUM); $0.7 million in ITC^DeltaCom (ITCD); $0.9 million in Loral Communications (LOR) and $0.2 million in NetIQ (NTIQ). Unrealized gains on the securities available for sale decreased $7.1 million during the third quarter of 2000 to $7.0 million, with a year to date decrease of $10.0 million, both of which reflect the volatile stock prices of these technology securities and current market conditions.

     Subsequent to the end of the period, the valuation of the Loral investment was reexamined, due to Loral's announcement concerning its own investment in Globalstar. As a result, the Company will value its Loral investment at the lower of cost or market beginning with the period ended December 31, 2000. Based on this approach, and Loral's share price as of October 31, 2000, the Company will record a loss on the impairment of the investment in Loral. Management is also reviewing the valuation of ITC^DeltaCom, due to its recent market performance, and the performance of several similar enterprises. Based the October 31, 2000 valuations, the Company expects to record an impairment charge of approximately $1.5 million. The actual charge may differ from this value depending on the market value of these investments at the time of the valuation. Subsequent to the close of the quarter, the Board of Directors authorized management to invest up to $1.5 million in two new ventures. These ventures will be funded over an unspecified term in the future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's two principal sources of funds for financing expansion activities are internally generated funds and loan arrangements with CoBank. On January 12, 2000 the Company entered into a $35.0 million bridge loan agreement with CoBank, principally to finance the PCS build-out in Pennsylvania. Outstanding draws on this facility as of September 30, 2000 were $11.8 million. The Company and CoBank contemplate replacing this $35.0 million bridge loan and a previously existing $25.0 million CoBank credit facility with a single term loan agreement for $60.0 million at terms similar to the existing facilities. The existing $25.0 million credit facility is almost fully drawn, with monthly repayment requirements through August 2011.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Operations (Continued)

     Additionally, the Company has a $9.2 million loan agreement with the Rural Telephone Bank (RTB) with approximately $0.5 million remaining as of September 30, 2000 for future advances. Expenditure of these loan funds is limited to capital projects for the regulated local exchange carrier subsidiary.

     The Company maintains an unsecured line of credit for $2 million with a local bank. No draws were made on this line during the first nine-months of 2000 and no amounts are outstanding as of September 30, 2000.

     At its option, the Company may also liquidate portions of the securities available for sale portfolio, to provide for its expansion needs. These securities had a market value of $14.7 million as of September 30, 2000.

     Management believes that the funds generated from operations, in addition to the funds available from the above sources, will provide ample capital resources to meet the capital, operating and investing needs of the Company.


     Year-to-date capital spending was $36.6 million, compared to a total annual capital budget of $45.0 million. The budget includes approximately $26.8 million for equipment and towers associated with the PCS expansion, principally in Pennsylvania. Included in the $26.8 million amount is $11.0 million for CDMA equipment and towers that were purchased from Sprint, primarily in the third quarter of 2000. The remaining PCS equipment purchases and installations planned for this year, are in progress, and should be substantially complete by the end of 2000. Spending to date on this equipment is approximately $13.1 million. The Telephone subsidiary capital budget is $10.9 million, primarily for central office equipment and fiber optic and metallic cable facilities with year-to date spending at approximately $5.5 million. Thus far in 2000, the Company has funded its capital projects through internally generated funds, proceeds from the sale of the partnership noted above, and debt.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Operations (Continued)


REIMBURSEMENT FOR PCS CONVERSION

     As part of the execution of the Sprint PCS affiliate agreement, the Company received approximately $3.9 million as partial reimbursement for the Company' expenditures in building the CDMA network, which replaces the Company's earlier PCS network constructed using GSM technology. Under the terms of the agreement, all or a portion of this amount is to be reimbursed in the event the GSM network is sold. The Company has signed a letter of intent to sell the GSM network, and as a result, has reflected the $3.9 million as a current liability.

NASDAQ LISTING

     Subsequent to the end of the third quarter, the Company's application for listing of the Company's stock on the NASDAQ National Market exchange was accepted. Trading of the Company's stock on the NASDAQ National Market began on October 23, 2000 under the symbol SHET.

DIVIDEND DECLARATION

     Subsequent to the end of the quarter, the Board of Directors of the Company declared a cash dividend of $0.66 cents per share payable on December 1, 2000, to shareholders of record on November 9, 2000. The total payout of the dividend will be approximately $2.5 million.

STAFF ACCOUNTING BULLETIN

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB (101) requires that revenue and related costs from telecommunication service activation fees be deferred and recognized over the life of the contract or relationship. In June 2000, the SEC issued an amendment to SAB 101, which deferred the required adoption date for those registrants with fiscal years that end after December 15, 2000 until the fourth quarter of 2000. The effective date for Shentel will be for the quarter ending December 31, 2000. Management has not completed its evaluation of the impact of this pronouncement.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our market risks relate primarily to changes in interest rates, on instruments held for other than trading purposes. Our interest rate risk involves two components. The first component is outstanding debt with variable rates. This consists of notes payable to CoBank totaling $15.0 million. The rate of this note is based upon the lender's cost of funds. The Company also has a variable rate line of credit totaling $2 million, with no outstanding borrowings at September 30, 2000. The Company's remaining debt has fixed rates through its maturity. The second component of market risk is temporary excess cash, primarily invested in overnight repurchase agreements and short-term certificates of deposit. As the Company continues to expand its operations, temporary excess cash is expected to be minimal. Available cash will be used for existing and anticipated new debt obligations, maintaining and upgrading capital equipment, ongoing operations, and investment opportunities in new and emerging technologies.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

ITEM 4. Submission of Matters to a Vote of Security Holders set forth below:

        None


ITEM 6. Exhibits and Reports on Form 8-K

        A. Exhibit 27  - Financial Data Schedule

        B. One report on Form 8-K was filed for the period covered by this report.

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

                             SHENANDOAH TELECOMMUNICATIONS COMPANY
                             (Registrant)




November 9, 2000             /s/ CHRISTOPHER E FRENCH
                             Christopher E. French
                             President



November 9, 2000             /s/ LAURENCE F PAXTON
                             Laurence F. Paxton
                             Vice President - Finance