Form 10-K
period 2000-12-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2001-03-30
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2000
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 2001. $100,569,487. (In determining this figure, the registrant has assumed that all of its officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.) Prior to October 23, 2000 the Company's stock was not listed on any national exchange or NASDAQ, but was traded on the Over-the-Counter (OTC) Bulletin Board system under the symbol "SHET." On October 23, 2000 the Company's stock began trading on the NASDAQ National Market, with continued use of the symbol "SHET." The value of the Company's stock has been determined based upon the NASDAQ close price as of March 22, 2001.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                     OUTSTANDING AT MARCH 23, 2001
Common Stock, No Par Value                                    3,759,670

                       Documents Incorporated by Reference
               2000 Annual Report to Security Holders Parts II, IV
                 Proxy Statement, Dated March 30, 2001 Parts III
                            EXHIBIT INDEX PAGES 7 -8

                      SHENANDOAH TELECOMMUNICATIONS COMPANY

 Item                                                                     Page
Number                                                                    Number

                                     PART I

1.             Business                                                        1
2.             Properties                                                      3
3.             Legal Proceedings                                               3
4.             Submission of Matters to a Vote of  Security Holders            4

                                     PART II

5.             Market for the Registrant's Common Stock and
               Related Stockholder Matters                                     5
6.             Selected Financial Data                                         5
7.             Management's Discussion and Analysis of
               Financial Condition and Results of Operations                   5
7.a.           Quantitative & Qualitative Disclosures about Market Risk        6
8.             Financial Statements and Supplementary Data                     6
9.             Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                          6

                                    PART III

10.            Directors and Executive Officers of the Registrant              7
11.            Executive Compensation                                          7
12.            Security Ownership of Certain Beneficial Owners
               and Management                                                  7
13.            Certain Relationships and Related Transactions                  7

                                     PART IV

14.            Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                           8-9

                                     PART I


ITEM 1.  BUSINESS

               Shenandoah Telecommunications Company is a diversified telecommunications holding company providing both regulated and unregulated telecommunications services through its nine wholly-owned subsidiaries. The Company's business strategy is to provide integrated, full service telecommunications products and services in the Northern Shenandoah Valley and surrounding areas. This geographic area includes the four-state region from Harrisonburg, Virginia to Harrisburg, Pennsylvania, and on a limited basis into Northern Virginia. Our fiber network, consisting of 10,210 fiber miles, is a state-of-the-art electronic backbone utilized for many of our services. The main lines of this network cover 146 miles on the Interstate-81 corridor and 62 miles on the Interstate-66 corridor. The Company is certified to offer competitive local exchange services in portions of Virginia that are outside of our present telephone service area. The Company has approximately 210 employees. The Company operates nine reporting segments based on the products and services provided by the parent company and the operating subsidiaries. There are minimal seasonal variations in the Company's operations.

               As managing partner of the VA 10 RSA partnership, the Company controls a cellular license in the Northern Shenandoah Valley of Virginia. Through its affiliation with Sprint PCS and spectrum licensed to that party, the Company provides personal communications service (PCS) from Harrisonburg, Virginia to Harrisburg and Altoona, Pennsylvania. The Company also holds paging and other radio telecommunications licenses.

               Shenandoah Telecommunications Company

               The Holding Company invests in both affiliated and non-affiliated companies. The Company's largest investments in non-affiliated companies are Illuminet, ITC^DeltaCom (ITCD), Loral Space and Communications Limited (Loral), Concept Five Technologies, Burton Partnership, LP (Burton), Dolphin Communications Parallel Fund, LP (Dolphin), and South Atlantic Venture Fund III (SAVF III), and South Atlantic Private Equity IV LP (SAPE IV). Illuminet is a publicly traded corporation offering Signaling System 7 (SS7) services to the telecommunications industry. ITCD is a publicly traded corporation offering telecommunications services in the southeastern United States. Loral is a publicly traded corporation offering satellite communications. Concept Five Technologies is a startup company developing security software for electronic financial transactions. Burton invests in a combination of small capitalization public companies and privately owned emerging growth companies. Dolphin, SAVF III, and SAPE IV are venture capital funds that invest in startup companies, a large number of which are telecommunications firms.

               Shenandoah Telephone Company

               This subsidiary provides both regulated and non-regulated telephone services to approximately 24,000 customers, primarily in Shenandoah County and small service areas in Rockingham, Frederick, and Warren counties in Virginia. Its largest source of revenue is for access to the local exchange network by interexchange carriers. In addition, this subsidiary offers facility leases of fiber optic capacity in Frederick, Rockingham, and Shenandoah Counties, and into Herndon, Virginia. The Telephone subsidiary has a 20 percent ownership in ValleyNet, which is a partnership offering network facilities in western, central, and northern Virginia, as well as the Interstate 81 corridor through West Virginia, and Maryland, terminating in Carlisle, Pennsylvania. One customer of this subsidiary accounts for greater than 10% of the Company's revenue, primarily consisting of carrier access charges for long distance service as referenced in Note 9 to the Consolidated Financial Statements.

               Shenandoah Cable Television Company

               This subsidiary provides coaxial-based cable television service to approximately 8,700 customers in Shenandoah County. On September 30, 1996, the Company purchased the Shenandoah County cable television assets of FrontierVision Operating Partners LP, more than doubling the then existing Cable Television customer base. The rebuild and expansion of this wireline system to a state-of-the art hybrid fiber coaxial network, initiated in 1997, was completed in the first quarter of 2000. The upgrade to 750 megahertz provides better signal quality, expands the number of channels, and provides the infrastructure for future offerings of broadband services.

               ShenTel Service Company (ShenTel)

               ShenTel Service Company sells and services telecommunications equipment and provides Internet access to customers in the Northern Shenandoah Valley and surrounding areas. The Internet service represents almost 58% of this subsidiary's total revenues. This subsidiary offers broadband Internet access via ADSL technology and is currently field trialing cable modem access.

               Shenandoah Valley Leasing Company

               This subsidiary finances purchases of telecommunications equipment to customers of the other subsidiaries, particularly ShenTel Service Company.

               Shenandoah Mobile Company

               Shenandoah Mobile Company provides paging service throughout the Virginia portion of the Northern Shenandoah Valley. This subsidiary also provides tower services along the Interstate-81 corridor from Harrisonburg, Virginia to Harrisburg, Pennsylvania, as well as the western most portions of the Interstate-66 corridor in Virginia. The towers are typically located where multiple wireless services can be jointly offered. Shenandoah Mobile Company is the managing partner and 66% owner of the Virginia 10 RSA Limited Partnership, which provides cellular service in the Northern Shenandoah Valley of Virginia. The cellular service is marketed under the Shenandoah Cellular name through retail stores in Winchester and Front Royal, Virginia.

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

               Shenandoah Personal Communications Company

               This subsidiary began offering personal communications services
               (PCS) a digital wireless telephone and data service, in 1996. The service was originally offered from Chambersburg, Pennsylvania to Harrisonburg, Virginia under an agreement with American Personal Communications (APC), using the GSM air interface technology. During the fourth quarter of 1999 our PCS subsidiary executed an affiliate agreement with Sprint PCS, finished constructing and activating a CDMA network where our GSM network existed, and converted our PCS customer base from GSM to CDMA service. The agreement expanded our existing PCS territory from an area serving a population of 679,000 to one of 2,048,000. The additional areas are in the Altoona, Harrisburg and York-Hanover Basic Trading Areas of Pennsylvania. During 2000 we completed the initial network buildout of the Harrisburg/York market in Pennsylvania, placing 74 sites into service in February 2001. This portion of the network includes Harrisburg, York, Hanover, Gettysburg, and Carlisle, Pennsylvania, with a population of 1,200,000. Additionally, the network covers 233 miles of Interstates 81 and 83, and provides Sprint PCS coverage on the Pennsylvania turnpike between Pittsburgh and Philadelphia. There were over 23,000 PCS customers at year-end.

               Additional detail on the operating segments is referenced in Note 14 of the 2000 Annual Report.

               The registrant does not engage in operations in foreign countries.

               Working capital practices and competitive conditions are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 2.        PROPERTIES

               The Company owns a 24,000 square foot building in Edinburg, Virginia that houses the corporate headquarters and the Company's main switching center. A separate 10,000 square foot building in Edinburg, Virginia is used for customer services and retail sales. In late 1999, the Company purchased a 60,000 square foot building in Edinburg, Virginia to accommodate our Company's growth. The Company also owns eight telephone exchange buildings that are located in the major towns and some of the rural communities, serving the regulated service area. These buildings contain switching and fiber optic equipment and associated local exchange telecommunications equipment. The Company owns a 6,000 square foot service building outside of the town limits of Edinburg, Virginia. The Company owns a 10,000 square foot retail store in Winchester, Virginia. The Company has fiber optic hubs or points of presence in Hagerstown, Maryland; Harrisonburg, Herndon, Stephens City, and Winchester, Virginia; and Martinsburg, West Virginia. The buildings are a mixture of owned on leased land, leased space, and leasehold improvements. The majority of the identified properties are of masonry construction, are suitable to their existing use, and are in adequate condition to meet the foreseeable future needs of the organization. The Company also leases retail space in Harrisonburg and Front Royal, Virginia, Hagerstown, Maryland, and Harrisburg, Mechanicsburg, and York, Pennsylvania. The Company plans to lease additional land, equipment space, and retail space in support of the ongoing PCS expansion.

ITEM 3.        LEGAL PROCEEDINGS

               None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to a vote of security holders for the three months ended December 31, 2000.

ITEM 4A.       EXECUTIVE OFFICERS

                           Name                                Title                     Age       Date In Position
               Christopher E. French          President                                  43     April 1988
               David E. Ferguson              Vice President of Customer Service         54     November 1982
               David K. MacDonald             Vice President of Construction             46     December 1999
               Laurence F. Paxton             Vice President of Finance                  48     June 1991
               William L. Pirtle              Vice President of PCS                      41     November 1992

                                     PART II


ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS

               (a) Common stock price ranges and other market information are incorporated by reference -

                    2000 Annual Report to Security Holders
                    Market Information - Inside Front Cover

               (b) Number of equity security holders are incorporated by reference -

                    2000 Annual Report to Security Holders
                    five-year Summary of Selected Financial Data - Page  8

               (c) Frequency and amount of cash dividends are incorporated by reference -

                    2000 Annual Report to Security Holders
                    Market and Dividend Information - Inside Front Cover

                    Additionally, the terms of a mortgage agreement require the maintenance of defined amounts of the Telephone subsidiary's equity and working capital after payment of dividends. Accordingly, approximately $1,965,000 of retained earnings was available for payment of dividends at December 31, 2000.

                    For additional information, see Note 4 in the Consolidated Financial Statements of the 2000 Annual Report to Security Holders, which is incorporated as a part of this report.

ITEM 6.        SELECTED FINANCIAL DATA

               Five-Year Summary of Selected Financial Data is incorporated by reference -

               2000 Annual Report to Security Holders
               Five-Year Summary of Selected Financial Data  - Page  8

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

               Results of operations, liquidity, and capital resources are incorporated by reference -

               2000 Annual Report to Security Holders
               Management's Discussion and Analysis of Financial
               Condition and Results of Operations - Pages 11-14

ITEM 7a.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Our market risks relate primarily to changes in interest rates, on instruments held for other than trading purposes and as to debt at variable interest rates. Our interest rate risk involves two components. The first component is outstanding debt with variable rates. This consists of notes payable to CoBank of approximately $21.6 million. The majority of this variable debt is associated with a $35 million revolving credit facility. The rates of these notes are based upon the lender's cost of funds. The Company also has a variable rate line of credit totaling $2,000,000 that had no outstanding borrowings at year end. At present, we have no plans to enter into any hedging arrangements with respect to our borrowings. The Company's remaining debt has fixed rates through its maturity.

               The second component of market risk is excess cash, primarily invested in overnight repurchase agreements and short-term certificates of deposit. Our average balance in those securities over the past year was approximately $5.6 million. Earnings from these cash equivalents totaled approximately $275,000 in 2000.

               If market interest had been 10% higher during the year ended December 31, 2000, our net income and cash flows would have decreased by approximately $50,000. For additional information see Note 4 in the Consolidated Financial Statements of the 2000 Annual Report to Security Holders, which is incorporated as a part of this report.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Consolidated financial statements included in the 2000 Annual Report to Security Holders are incorporated by reference as identified in Part IV, Item 14, on Pages 16-39

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               Information concerning directors and is incorporated by reference
               - Proxy Statement, Dated March 30, 2001 - Pages 2 - 6

               Information concerning executive officers is included in Part I,
               Item 4A. of this Form 10-K


ITEM 11.       EXECUTIVE COMPENSATION

               Information concerning executive compensation is incorporated by reference -

               Proxy Statement, Dated March 30, 2001 - Pages 4 - 5


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               (a) Security ownership by certain beneficial owners is incorporated by reference -

                    Proxy Statement, Dated March 30, 2001
                    Stock Ownership - Page  3

               (b) Security ownership by management is incorporated by reference -

                    Proxy Statement, Dated March 30, 2001
                    Stock Ownership - Page  3

               (c)  Contractual arrangements -

                    The Company knows of no contractual arrangements which may, at a subsequent date, result in change of control of the Company.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                    There are no relationships or transactions to disclose other than services provided by Directors which are incorporated by reference -

                    Proxy Statement, Dated March 30, 2001
                    Directors - Page  4

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

                                                                                Page Reference
                                                                                Annual Report

               1.   Financial Statements

                    The following consolidated financial statements of Shenandoah Telecommunications are included in Part
                    II, Item 8

                    Auditor's Report 2000, 1999, and 1998
                    Financial Statements                                        15

                    Consolidated Balance Sheets at
                    December 31, 2000, 1999, and 1998                           16-17

                    Consolidated Statements of Income for
                    the Years Ended December 31, 2000,
                    1999, and 1998                                              18-19

                    Consolidated Statements of Cash Flow
                    for the Years Ended December 31, 2000,
                    1999, and 1998                                              20-21

                    Consolidated Statement of Changes in
                    Stockholders'  Equity
                    Years Ended December 31, 2000, 1999, and 1998               22

                    Notes to Consolidated Financial Statements                  23-29

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

               3.   Exhibits

                    Exhibit No.

                    13.  Annual Report to Security Holders -
                         Filed Herewith

                    20.  Proxy Statement, prepared by Registrant
                         for 2001 Annual Stockholders Meeting -

                    21.  List of Subsidiaries -
                         Filed Herewith

                    23.  Consent of McGladrey & Pullen, LLP



               B.   Reports on Form 8-K

                    No reports on Form 8-K have been filed for the three months ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SHENANDOAH TELECOMMUNICATIONS COMPANY


March 30, 2001                             By: /s/ CHRISTOPHER E. FRENCH
                                               Christopher E. French, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                            President & Chief Executive
/s/CHRISTOPHER . FRENCH                     Officer                                              March 30, 2001
Christopher E. French

                                            Vice President & Director                            March 30, 2001
/s/NOEL M. BORDEN
Noel M. Borden

/s/LAURENCE F. PAXTON                       VP- Finance & Principal Financial                    March 30, 2001
Laurence F. Paxton                          Accounting Officer

/s/HAROLD MORRISON, JR.                     Secretary & Director                                 March 30, 2001
Harold Morrison, Jr.

/s/DICK D. BOWMAN                           Treasurer & Director                                 March 30, 2001
Dick D. Bowman

/s/ZANE NEFF                                Assist. Secretary & Director                         March 30, 2001
Zane Neff

/s/DOUGLAS C. ARTHUR                        Director                                             March 30, 2001
Douglas C. Arthur

/s/KEN L BURCH                              Director                                             March 30, 2001
Ken L. Burch

/s/GROVER M. HOLLER, JR.                    Director                                             March 30, 2001
Grover M. Holler, Jr.

/s/JAMES E. ZERKEL II                       Director                                             March 30, 2001
James E. Zerkel II

EXHIBIT 13.

                     SHENANDOAH TELECOMMUNICATIONS COMPANY
                               2000 ANNUAL REPORT

                                                         SHAREHOLDER INFORMATION


OUR BUSINESS

     Shenandoah Telecommunications Company is a holding company which provides various telecommunications services through its operating subsidiaries. These services include: telephone service, primarily in Shenandoah County and small service areas in Rockingham, Frederick, and Warren counties, all in Virginia; cable television ser-vice in Shenandoah County; unregulated telecommunications equipment and services; Internet access provided to the multistate region surrounding the Northern Shenandoah Valley of Virginia; financing of purchases of telecommunications facilities and equipment; paging, and cellular telephone services in the Northern Shenandoah Valley; resale of long distance services; operation and maintenance of an interstate fiber optic network; and building and operating a personal communications and tower network in the four-state region from Harrisonburg, Virginia to the Altoona and Harrisburg, Pennsylvania markets.

ANNUAL MEETING

     The Board of Directors extends an invitation to all shareholders to attend the Annual Meeting of Shareholders. The meeting will be held Tuesday, April 17, 2001, at 11:00 a.m. in the Social Hall of the Edinburg Fire Department, Stoney Creek Boulevard, Edinburg, Virginia. Notice of the Annual Meeting, Proxy Statement, and Proxy were mailed to each shareholder on or about March 30, 2001.

FORM 10-K

     The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission is available to shareholders, without charge, upon request to Mr. Laurence F. Paxton, Vice President - Finance, Shenandoah
Telecommunications Company, P. O. Box 459, Edinburg, VA 22824.

MARKET AND DIVIDEND INFORMATION

     Prior to October 23, 2000 the Company's stock was not listed on any national exchange or NASDAQ, but was traded on the Over-the-Counter (OTC) Bulletin Board system under the symbol "SHET." On October 23, 2000 the Company's stock began trading on the NASDAQ National Market, with continued use of the symbol "SHET." Information on OTC and NASDAQ trading activity is available from any stockbroker, or from numerous internet websites. The following summary market information relates to the OTC and NASDAQ trading activity in the Company's stock for the past two years, as reported on NASDAQ. Prices reflect daily close values.

                                        1999                                                   2000
                 ------------------------------------------------       --------------------------------------------------
                   Q1            Q2            Q3            Q4            Q1             Q2            Q3            Q4
High             $21.00        $27.00        $25.00        $34.50        $55.00         $42.75        $46.00        $38.13
Low              $19.00        $19.63        $21.25        $22.00        $32.00         $28.00        $30.50        $32.00
Volume           12,400        60,800        54,300        91,300       122,900         44,300        85,300        53,400
Dividend           --            --            --           $0.56          --             --            --           $0.66


CORPORATE HEADQUARTERS                                      INDEPENDENT AUDITOR

Shenandoah Telecommunications Company                   McGladrey & Pullen, LLP
124 South Main Street                                   1051 East Cary Street
Edinburg, VA 22824                                      Richmond, VA 23219

SHAREHOLDERS' QUESTIONS AND STOCK TRANSFERS - CALL (540) 984-5200
Transfer Agent - Common Stock
Shenandoah Telecommunications Company
P.O. Box 459
Edinburg, VA 22824


     This Annual Report to Shareholders contains forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to: changes in the interest rate environment; management's business strategy; national, regional, and local market conditions; and legislative and regulatory conditions. Readers should not place undue reliance on forward-looking statements which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances.

                                                           2000 Annual Report

                                                      LETTER TO THE SHAREHOLDERS
                                                            March 30, 2001

[PHOTO]

Christopher E. French,
President

Dear Shareholder:

     I am pleased to report on another good year for your Company. The highlights of our accomplishments include another strong financial performance, the expansion and buildout of our PCS network into the central Pennsylvania market, and a significant improvement in the level of service provided by our Telephone Company subsidiary. These and all of the other accomplishments for the year are the result of the hard work and efforts of all of our employees. In the following pages you will read in more detail about what we have accomplished.

     Total net income in 2000 was $9.9 million, which equals earnings per share of $2.61 on a diluted basis. Total net income includes an after-tax gain of $4.3 million on the sale of our limited partnership interest in the Virginia RSA 6 cellular partnership. Net income from ongoing operations increased by $0.2 million to $6.3 million, or 4 percent. On December 1, 2000, the Company paid a cash dividend of 66 cents per share, an increase of 10 cents per share, or 18 percent over the previous year's dividend.

     Total operating revenues increased significantly during the year, growing by 41 percent to a total of $59.7 million. Contributing to this growth were revenue increases of $9.6 million by our PCS subsidiary, $3.7 million by our Mobile subsidiary, and $2.5 million by our Telephone subsidiary. The increase in PCS revenues was driven by large increases in usage and subscribers in our Quad-state region which stretches from Harrisonburg, Virginia to Chambersburg, Pennsylvania; and, indicates the value of being part of the Sprint PCS national digital network. We expect PCS revenues to significantly increase in 2001 following the launch of our PCS service on February 23, 2001 in the Harrisburg and York-Hanover markets of Pennsylvania.

     Preparing for the expansion of service into our Pennsylvania market was the primary focus for many parts of our organization during the year. In total, we invested an additional $33.3 million of capital in our PCS business, and $14.9 million of our additional debt was incurred to finance this expansion. Significant building construction programs took place at our main switching center in Edinburg with the renovation of space to accommodate a new Lucent switch to support our PCS operation, as well as a complete rework of the backup battery and generator system for the entire complex. In addition to the switching network and power plant, the Company also constructed 74 cell sites in preparation for our February 2001 Central Pennsylvania launch and an additional eight cell sites for service expansion in the Quad-state region. In conjunction with the expansion of our PCS service territory, the Company also added three retail stores in Harrisburg, Pennsylvania and the surrounding areas.

     While significant emphasis was placed on our PCS business, our ongoing efforts to improve the service of our Telephone business yielded impressive results. As measured by our index of trouble reports received from customers, the Telephone Company's trouble index reached an all-time low of .73 troubles per 100 access lines. This outstanding achievement is a result of our ongoing, and long term, improvement efforts. For comparison, the comparable trouble index was 6.90 in 1980. Through aggressive use of new and advanced technologies, along with ongoing training of our high-quality workforce, we are able to continue to improve the quality of our all-digital telephone network. The Company has an extensive local fiber optic network, and employs the latest SONET ring transmission capabilities. This technology eliminates a single point of failure and allows our fiber network to survive accidental cuts or equipment failure without affecting service. The Company's fiber network and the improvement and enhancements we continue to make gives the northern Shenandoah Valley the telecommunications infrastructure demanded by today's high technology companies. The two satellite earth station complexes located at the Mt. Jackson Industrial Park are examples of the high-tech businesses which our advanced digital network can support and help grow.

     During 2000 we completed successful negotiations for the sale of our limited partnership interest in the Virginia 6 cellular partnership. The Company recognized an after-tax gain of $4.3 million on this sale, the proceeds of which were used to help fund the continued capital expansion of our PCS business. On January 11, 2001, the Company closed on the sale of its old GSM based PCS network, as well as three PCS licenses in the Winchester and Harrisonburg, Virginia basic trading areas. The GSM network and licenses were of limited value to the Company once we expanded our relationship with Sprint PCS and launched our replacement CDMA network. The $6.5 million in proceeds from these sales will also be used to help fund the capital needs for the continued expansion of our CDMA network. The GSM transaction also included an agreement whereby the Company will lease space on its network of towers, generating an additional $3.3 million of revenue over the next five years.

     On October 23, 2000 the Company's stock began trading on the NASDAQ National Market under the symbol SHET. It is hoped that this move will give a more orderly market for the buying and selling of shares of your Company's stock. After hitting some peaks earlier in the year, our stock price stayed in the low $30's for the last quarter of 2000. The closing price for the year was $32.125, down from the previous year's close of $33.75. Given the large declines in other companies' prices and the declining market as a whole, we were pleased that our price was able to avoid a similar decline.

     All investors in stocks know that share prices can move both up and down. While we don't like to see periods when our price is not moving upwards, we realize that long-term value will ultimately be determined by our ability to continue to grow and earn reasonable profits for our shareholders. This will remain our long-term goal for your Company. On behalf of your Board of Directors, I thank each of you for your interest and support.

                                              For the Board of Directors,


                                              /s/ Christopher E. French
                                              ________________________________
                                              Christopher E. French, President

                                                            2000 Annual Report

                                                                   PCS EXPANSION


One of three new Sprint PCS retail stores in our expanded
Pennsylvania PCS market area.

     We reported last year that we had expanded our management agreement with Sprint PCS. During this past year, we completed the initial network buildout of the Harrisburg/York market in Pennsylvania, placing 74 sites into service in February 2001. This portion of the network includes Harrisburg, York, Hanover, Gettysburg, and Carlisle, Pennsylvania, with a population of 1,200,000. Additionally, the network covers 233 miles of Interstates 81 and 83, and provides Sprint PCS coverage on the Pennsylvania turnpike between Pittsburgh and Philadelphia.

     In support of our sales efforts in Central Pennsylvania, we opened three retail locations in the Harrisburg/York market in early 2001. In addition to our sales staff in these stores, we have employees responsible for supporting our extensive third-party retailers network. These 54 retailers include Radio Shack, Circuit City, Office Depot, Office Max, and Ritz Camera, and are an important channel for selling Sprint PCS service in this market.

     While much of our effort and attention was focused on the expanded Central Pennsylvania market, we also continued to grow our service in the existing Quad-state market, which extends from Harrisonburg, Virginia to Chambersburg, Pennsylvania and represents a population of approximately 687,000. During the past year, this market's customer base grew by 138%, to a total of 23,232.

     In 2001, we plan to add approximately 60 sites in the Quad-state area, to improve coverage and meet additional capacity demands, particularly in the higher population density and heavily traveled areas. We will also be extending coverage to the Altoona, Pennsylvania market. It is






Terry Peiffer, PCS Service Supervisor, makes adjustments to the PCS antenna on a rooftop site overlooking Hershey, PA expected that this market, with a population of approximately 222,000, will be placed on the air around November 2001.






(l-r) Darren Hawkins, Central Office Technician, Steve Moomaw, Electronic Technician, and Bill Bauserman, Network Engineer, work at the control center of the newly installed PCS wireless switch in Edinburg.



     By year-end 2001, we expect our network to approach 250 sites, with coverage for approximately 58% of our total market population of 2,048,000 in Virginia, West Virginia, Maryland, and Pennsylvania. We will own approximately 100 towers, with the remainder of our sites being leased from other tower or structure owners.

     An additional and significant aspect of our network upgrade during the year was the conversion of a former warehouse area into a state-of-the-art switch room for our new PCS wireless switch. This new switch presently has the capacity for operating up to 222 cell sites and will be upgraded in 2001 to provide additional capacity. This switch construction, which went from demolition to full switch functionality in six months, was a major milestone in launching our PCS network in Pennsylvania. Another effort that will be undertaken in the very near future will be to re-home 55 of our existing CDMA sites from the Sprint PCS Beltsville, Maryland switch to this new PCS switching center in Edinburg.

     We have made a significant commitment to our wireless business, in particular to Sprint PCS. The installation of our new PCS switch, and construction of our new cell sites, at a total investment of over $33 million, is the largest short-term project yet undertaken by Shentel. While the cost and commitment is considerable, we believe the opportunity is greater.






Bill Bauserman, Network Engineer, inspects the power equipment for the PCS wireless switch.

                                                            2000 Annual Report

                                                                 SHENTEL STADIUM



     In November 2000, we entered into a Stadium Naming Rights Agreement with Shenandoah University. This agreement establishes the Shentel Stadium at Shenandoah University, which will serve as the permanent home for the University's football, lacrosse and field hockey teams. Shentel's $750,000 contract assures that the facility, now under construction in Winchester, Virginia, will be named Shentel Stadium for a minimum of 10 years.

     We are pleased to have our name associated with Shenandoah University and to be able to enter into this innovative partnership with them. Shentel Stadium provides us with an excellent opportunity to build awareness of the Shentel brand as we continue to expand our services in Winchester and Frederick County, and the entire Northern Shenandoah Valley.

     Shentel Stadium is scheduled for completion by fall of 2001. The facility will house a press box, concessions, rest rooms, 500 chair-back seats, and 2,000 bleacher seats. In return for our financial support, Shentel will receive signage at all entrances to the stadium, along Interstate 81, and a 25 x 35-foot scoreboard at the stadium. In addition, the Shentel logo will be featured on program covers at all stadium-related events.

     We look forward to a close working relationship with the University to promote the new stadium as it hosts numerous University and community events.

                                                          IMPROVEMENT IN SERVICE

     During the past year, we made significant strides in the level of service quality we provide to our customers. While our focus has always been on providing quality service, the past two years have seen a steady and significant decline in troubles affecting customer service as a result of multiple initiatives undertaken by our organization. More than two years ago, we increased our efforts to identify areas of weakness or repeat problems in our networks, as well as to proactively and aggressively respond to reported customer service issues. During this time, over 1,500 identified conditions affecting our network facilities were eliminated as a result of these efforts.






Aaron Judy, CAD Administrator, makes a digital copy of a map at the digitizer board in the Engineering Department.


     Another factor contributing to our successful efforts to reduce troubles and enhance customer service lies with Shentel's ongoing activities to upgrade existing network facilities. We have continued to build out and expand the use of our fiber optic network, with seven of nine dial offices now connected by fiber. Fiber optic cable is insensitive to electromagnetic interference generated during electrical storms, making it more reliable than copper cable. In addition, the fiber network has been engineered and installed in a manner that avoids network disruption in the event of physical damage to the cable. This network improvement will reduce service interruptions and provide a higher level of service to our customers.

     We have now completely overhauled the former C-4 cable system, with installation of improved electronics and conversion to a hybrid fiber-coaxial network, capable of delivering up to 750 MHz of programming along with high-speed data services. These enhancements have led to fewer problems and outages throughout the CATV network and give us the capability to offer advanced digital services.

     In our telephone switching network, we continue to engineer trunking capacity to handle the ongoing growth in call activity, ensuring our customers are able to place calls without experiencing network busies. The switching equipment is constantly monitored for potential problems, which are then addressed proactively, instead of waiting for a minor equipment failure to cause a larger or more widespread service interruption.

    We also maintain trunking and modem capacity levels to handle potential peak traffic conditions in our Internet service. This minimizes the potential for busy signals and provides more reliable service connections. We now offer customers digital subscriber line service, or DSL, for high-speed data transport or Internet access.

     At our Edinburg switching center, we have significantly upgraded our battery power plant and electrical distribution system. These improvements were necessary to provide increased capacity for both our wireline and wireless switches, and improve the reliability of other services we provide. Part of this process involved installing a larger emergency generator that provides 24 hours of backup power to all switching systems. In addition, the battery power plant was expanded to be able to provide eight hours of backup power to all systems in the event the emergency generator fails. These improvements will further enhance Shentel's ability to provide reliable and uninterrupted service during significant power outages.






Earnest Moomaw, Cable Splicer, performs routine maintenance on one of our many new remote digital carrier systems.

                                                          2000 Annual Report

                                                   DIRECTORS & SENIOR MANAGEMENT


[NINE PHOTOS]

BOARD OF DIRECTORS

(pictured left to right and top to bottom)

Douglas C. Arthur: Attorney-at-Law; Director, First National Corporation;
     Member, Shenandoah County School Board

Noel M. Borden, Vice President: Retired President, H.L. Borden Lumber Co.;
     Chairman of the Board, First National Corporation

Dick D. Bowman, Treasurer: President, Bowman Brothers, Inc.; Director, The
     Rockingham Group; Director, Old Dominion Electric Cooperative; Director, Shenandoah Valley Electric Cooperative

Ken L. Burch: Farmer

Christopher E. French, President: President, Shenandoah Telecommunications Co.
     and its Subsidiaries; Director, First National Corporation

Grover M. Holler, Jr.: President, Valley View Inc.

Harold Morrison, Jr., Secretary: Chairman of the Board, Woodstock Garage, Inc.;
     Director, First Virginia Bank-Blue Ridge

Zane Neff, Assistant Secretary: Retired Manager, Hugh Saum Co., Inc.

James E. Zerkel II: Vice President, James E. Zerkel, Inc.; Director, Shenandoah
     Valley Electric Cooperative






[PHOTO]

SENIOR MANAGEMENT TEAM (left to right, seated)

David E. Ferguson, Vice President-Customer Service

Christopher E. French, President

William L. Pirtle, Vice President-Personal Communications Service

(left to right, standing)

David K. MacDonald, Vice President-Engineering and Construction

Cynthia F. Soltis, Human Resources Manager

Laurence F. Paxton, Vice President-Finance

                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                             CONDITION AND RESULTS OF OPERATIONS


The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, or strategies regarding the future. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, changes in the interest rate environment, management's business strategy; national, regional and local market conditions and legislative and regulatory conditions. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances.

GENERAL

Shenandoah Telecommunications Company (the Company or Shentel) is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its nine wholly owned subsidiaries. These subsidiaries provide local exchange telephone services, personal communications services (PCS), as well as cable television, cellular telephone, paging, Internet access, long distance, and leased fiber optics facilities and tower facilities. Competitive local exchange carrier (CLEC) services are also being evaluated. In addition, the Company sells and leases equipment, mainly related to services it provides, and also participates in emerging technologies by direct investment in non-affiliated companies.

In recent years, the Company has made significant investments in upgrading and adding equipment to provide up-to-date services to its customers in an increasingly dynamic and competitive telecommunications industry. The Company's net plant in service increased from $36.8 million in 1995 to over $111.8 million at the end of 2000, including $29.4 million in plant under construction. This increase is reflective of the Company's continuing expansion of its operations from its historical roots in Shenandoah County, Virginia to portions of West Virginia, Maryland and Pennsylvania along the Interstate 81 corridor. Recent expansion has been mostly in the wireless segment of the business. In late 1999, the Company became the exclusive provider of Sprint PCS service from Harrisonburg, Virginia to Harrisburg, York and Altoona, Pennsylvania.

Shentel is also moving away from significant reliance on its telephone revenues, as the Company continues to expand. With the expansion and growth of the Company's wireless businesses through its PCS and cellular operations, the Company's total revenue sources have shifted away from a heavy concentration of telephone revenues over the last six years. In 1995, 59.6% of the Company's total revenue was generated by the telephone operation, while in 2000 that operation only contributed 32.0% of total revenue. The Company is continuing to expand its PCS operations with additional investments in new sites and store locations in south central Pennsylvania, activating approximately 70 sites and three retail stores in mid-February 2001. Accordingly, the Company anticipates accelerated growth in PCS revenues and customers, and a continued shift away from its historical revenue mix.

Revenue sources for 2000 were as follows: $19.1 million or 32.0% telephone revenues, $17.0 million or 28.5% was from mobile operations, (primarily cellular), $13.3 million or 22.1% PCS revenue, $5.0 million or 8.4% from ShenTel Service operations, $3.6 million or 6.1% from the cable television operation, and the remaining $1.7 million or 2.9% from other operations.

The Company's strategy is to continue to expand services and geographic coverage areas where it is economically feasible. During 2000, this was evident with the continued build-out of the central Pennsylvania PCS network. The expanded market area of the PCS operation increases the Company's covered populations from approximately 400 thousand persons, since the CDMA network was rolled out in late 1999, to over one million as of mid-February 2001. As a Sprint PCS network affiliate, the PCS operation markets a nationally branded service with over 10 million nationwide Sprint PCS customers at the end of 2000.

In 2000, the Company adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which required the Company to defer activation fee revenue and recognize it over the


                      2000 SHENANDOAH TELECOMMUNICATIONS FINANCIAL STATEMENTS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


expected economic life of the customer. Based on the Company's current churn of customers, the activation fees will be recognized over approximately 30 months. The statement of operations reflects the adoption in 2000 with the impact net of expenses at $0.1 million. The Company expects this number will grow in the near term as new customers are added to the Company's existing customer base.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

Total revenue was $59.7 million in 2000, up 41.4% from $42.2 million in 1999. This increase of $17.5 million was made up primarily of a $9.6 million increase or 262% in PCS revenues. Subscribers of the PCS services grew 13,476 or 138% to 23,232 at year-end, and contributed $5.3 million of the growth in revenue. Additionally, PCS roamer revenue grew nearly $4.3 million compared to 1999 results, due to a full year of operation, along with the growth in usage by Sprint PCS customers from other geographic areas. Mobile revenues increased $3.7 million or 27.4%, primarily the result of increased roaming revenue generated by persons using the Company's cellular network as they traveled through the Company's coverage area. Telephone revenue increased $2.5 million or 15.3%. Other telephone revenues increased $1.7 million, primarily generated by lease income from non-regulated fiber deployed outside the Company's local telephone service area, while local service revenue grew $0.5 million and access revenue increased $0.3 million. ShenTel Service revenues increased $1.4 million or 40.8%, due in part to the growth in Internet revenue of $0.6 million. Internet subscribers grew by 4,253 to 14,900 subscribers at year-end, which generated most of the revenue growth in ShenTel's operation. Additionally, the sales of telecommunication systems alarm systems and installations increased nearly $0.8 million over prior year results. Management does not expect 2000's equipment sales volume to be repeated in 2001. Cable television revenues increased $0.2 million or 6.1% due to increased subscriber acceptance of the digital television services and newly added subscribers. Other revenues were up $0.1 million over 1999 results.

Total operating expenses increased $13.8 million or 46.6% over 1999 results, due to increased sales and added costs related to the support of new customers and added network costs. The Company expects operating expenses to increase significantly in 2001 due to additional network usage, incremental costs generated by expanding customer bases and added expense from operating additional equipment.

Costs of products and programming increased $3.0 million or 100% to $6.1 million, due to increased sales volume of wireless handsets (primarily PCS handsets), increased costs of cable television programming and increased costs of products used in the systems sold through ShenTel Service subsidiary. Plant specific costs and line costs were up $2.5 million or 43.2% due to increased facility maintenance costs related to the PCS expansion and added operating costs to support the Company's expanding portfolio of telecommunication services through its plant facilities and those leased from other providers.

Network cost and other non-specific costs increased $4.9 million to $10.3 million, due to a full year of operating the PCS network and costs related to growth in the Internet services. Depreciation and amortization increased $0.6 million primarily as a result of equipment placed into service related to the expansion and growth of the PCS network and the impact of the completion of the cable television network upgrade in 1999. With the increased PCS network equipment turned on in early February 2001 and other new equipment projected to be added later in 2001, the Company expects depreciation expense will nearly double compared to depreciation expense this year.

Customer operation expenses increased $2.2 million or 40.2% primarily due to customer growth in Internet and PCS services. Corporate operations and other expenses are up $0.6 million or 16.9%, due to added staff and increased support to sustain the growth of the Company's business.

Operating income increased $3.6 million or 29.1% over 1999, primarily due to improved results in the wireless area of the business. Higher revenues more than offset higher expenses but produced a slightly lower operating margin of 27.1% for 2000 compared to 29.7% for 1999.






 2000 SHENANDOAH TELECOMMUNICATIONS FINANCIAL STATEMENTS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-operating income, less expenses are up $3.9 million due to the sale of the Virginia RSA 6 Partnership interest in May 2000 for $7.4 million. The Company realized a one-time gain of $6.9 million and an after-tax gain of approximately $4.3 million on the transaction. Additionally, the Company incurred impairment charges of $1.8 million on three investments during the year which somewhat offset the aforementioned gain and other realized investment gains.

Interest expense is up $0.8 million due to increased borrowing levels to fund the expansion of the PCS service area. The provision for taxes increased $2.2 million or 57.9%, due to increased earnings and the impact of federal and state tax rates on those earnings.

Minority interest is up $1.1 million or 56.9%, due to increased earnings of the cellular partnership, in which outside limited partners have a 34% interest.

Net income increased $3.4 million or 53.3% to $9.9 million, up from $6.4 million in 1999. This increase consists primarily of the impact of the one-time gain on the sale of the Virginia RSA 6 partnership interest, higher than expected roaming revenues from within the mobile segment, and higher than expected travel revenue in the PCS operation.

1999 COMPARED TO 1998

Total revenue increased $6.6 million or 18.7% to $42.2 million, up from $35.6 million in 1998. The increase was primarily the result of a $3.6 million or 36.9% increase in revenue from the Company's cellular telephone operating revenues that are reported in Mobile revenues. ShenTel Service Company and the Company's telephone operations each contributed $1.0 million to the growth in revenues over 1998 results. The PCS operation experienced a $0.5 million or 17.0% increase in revenue growth over the prior year, a result of changing to the CDMA technology in late 1999, and also joining with Sprint PCS through a long-term affiliation agreement. The remainder of the revenue growth was generated through a $0.3 million increase in cable television revenues and a $0.2 million increase in other revenues.

Total operating expenses were $29.7 million, up $4.6 million or 18.4% from 1998 results. The increase was the result of increased sales of handsets, equipment and services and the growth of the business, over 1998 results.

Cost of products and programming increased $0.7 million or 29.5% as the startup of the PCS CDMA operation handset sales impacted this expense. Plant specific costs increased $1.3 million, due to ongoing operating and maintenance costs incurred to support the Company's operation.

Network and other costs increased $1.0 million or 24.1%, due to higher switching and facility costs related to the increases in Internet and cellular customers and the addition of the CDMA PCS network operation launched in late 1999.

Depreciation and amortization costs increased $1.3 million or 23.6%, as new equipment was put in service during the year primarily to provide CDMA technology to the PCS operation. Customer operations costs increased $0.5 million or 10.5%, due to increased staff and efforts to support the expanding customer base. Corporate operations were down $0.2 million compared to 1998 results.

Income before income taxes was up $1.8 million or 17.9% over 1998 results, primarily due to higher revenues and increased services in the wireless operation, which were somewhat offset by higher operating expenses.

Net income increased $0.8 million or 14.7% over 1998 results, due to higher roaming revenues in the mobile segment. The minority interest increased due to higher earnings in the cellular partnership, in which outside limited partners own 34%.

INVESTMENTS IN NON-AFFILIATED COMPANIES

The Company has investments in numerous available-for-sale securities, which the Company may elect to sell from time to time. The Company does not have any plans to dispose of these securities at this time, but may elect to do so if market conditions present the opportunity, or capital requirements present the need to liquidate various positions in certain investments.

                    2000 SHENANDOAH TELECOMMUNICATIONS FINANCIAL STATEMENTS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                 [THE FOLLOWING TEXT WAS OMMITTED IN HARD COPY]


During 2000, the Company recorded three impairment charges against earnings totaling $1.8 million. Two investments were written down to a lower value due to ongoing questions about their long-term viability. One was written off as a total loss, due to its closure and asset liquidation. Unrealized losses in the Company's available-for-sale securities charged to other comprehensive income were $11.9 million after a deferred tax benefit of $7.3 million. The fair value of the Company's available-for-sale securities was $11.8 million at the end of 2000.

SALE OF GSM PCS EQUIPMENT

On January 11, 2001, the Company completed a transaction to sell its GSM technology PCS equipment and three radio spectrum licenses for $6.5 million, which was the book value of the assets that were sold. In June 2000, the Company had recorded a charge of $0.7 million to value the assets it intended to sell at their estimated realizable value. As a result of the impairment charge in June, there was no additional impact to the operating statement as a result of the transaction closing.

As part of the original Sprint PCS affiliate agreements, the Company received a deposit of $3.9 million in cash from Sprint PCS to provide the Company liquidity and a safe harbor payment for its GSM equipment in the event a sale did not materialize. As a result of the sale of the GSM equipment, the Company refunded the deposit to Sprint PCS in January 2001, as required by the affiliate agreement.

FINANCIAL CONDITION LIQUIDITY AND CAPITAL RESOURCES

The Company had three principle sources of funds available to finance its capital projects during 2000. The first facility was the remaining $3 million of availability on its loan agreement with the Rural Telephone Bank, which provided approximately $2.5 million in 2000. The Company expects to draw the remainder of these available funds in early 2001.

The Company's second source of capital was a $25.0 million term facility with CoBank, which was negotiated in 1996 and amended in 1999. The Company drew its remaining $2.4 million of this facility during 2000. The amortization of the facility began in 1999, and will increase in August 2001, to $223 thousand per month, with final payment due in 2011.

The Company's third and most significant capital source was a $35 million revolving credit facility with CoBank, that was scheduled to mature in January 2001, but was extended to January 2002, subsequent to year-end. The Company had $15.3 million remaining as of the end of 2000, and as of February 14, 2001, there is $11.5 million remaining on the revolver. Management has initiated preliminary discussions with CoBank to establish a term facility for approximately $35 million with various maturities being evaluated. Additionally, discussions are in process to extend or reestablish the $35 million revolving credit facility for more than one year. Management anticipates terms and conditions for these new facilities to be similar to the existing credit facilities.

The Board of Directors has approved a three-year Capital Budget for approximately $70 million. The budget includes $40 million for expansion and enhancements to the PCS network, which includes $8 million for towers and $32 million for base stations and switch enhancements. An additional $22 million has been budgeted for the telephone operation. The budget also includes $2.0 million for cable television extensions and enhancements, and $6 million for various other projects.

Management anticipates the capital projects listed above will be funded through operating cash flow, existing financing facilities and the anticipated financing facilities discussed previously. The Company may, at its election, liquidate some of its investments to generate cash for its capital needs.

Laurence F. Paxton

Vice President-Finance

2000 SHENANDOAH TELECOMMUNICATIONS FINANCIAL STATEMENTS

Comparative Highlights
     (Dollar figures in thousands, except per share data.)

                                                                                         Increase
                                                          December 31                   (Decrease)
                                                       2000            1999         Amount       Percent
                                                   -----------     -----------   -----------   -----------
Operating Revenues                                  $   59,728      $   42,239      $ 17,489         41.4
Operating Expenses                                  $   43,542      $   29,698      $ 13,844         46.6
Income Taxes                                        $    5,994      $    3,797      $  2,197         57.9
Interest Expense                                    $    2,684      $    1,933      $    751         38.9
Net Income                                          $    9,855      $    6,428      $  3,427         53.3
Net Income from Operations (1)                      $    6,329      $    6,082      $    247          4.1
Earnings per Share - diluted                        $     2.61      $     1.71      $    .90         52.6
Cash Dividend per share                             $      .66      $      .56      $    .10         17.9
Percent Return on Equity                                  14.9             9.1           5.8         63.7
Common Shares Outstanding                            3,759,231       3,755,760         3,471          0.1
No. of Shareholders                                      3,726           3,683            43          1.2
No. of Employees (full-time equivalent)                  206.5           181.0          25.5         14.1
Wages & Salaries                                    $    7,402      $    6,637      $    765         11.5
Investment in Net Plant                             $  111,808      $   74,549      $ 37,259         50.0
Capital Expenditures                                $   44,267      $   15,731      $ 28,536        181.4

(1) Excludes gains and losses on external investments unaffiliated with operations, excludes gain on sale of partnership interest in the Virginia RSA 6 cellular operation.

Five-Year Summary of Selected Financial Data
     (Dollar figures in thousands, except per share data.)

                                                 2000              1999              1998               1997              1996
                                             -----------       -----------       -----------        -----------       -----------
Operating Revenues                           $    59,728       $    42,239       $    35,594        $    30,970       $    25,430
Operating Expenses                           $    43,542       $    29,698       $    25,090        $    22,603       $    17,485
Income Taxes                                 $     5,994       $     3,797       $     3,599        $     2,594       $     2,822
Interest Expenses                            $     2,684       $     1,933       $     1,501        $     1,556       $       803
Gain (loss) on Security
   Dispositions                                                $        --       $        --       $       (49)       $       228
Net Income                                   $     9,855       $     6,428       $     5,604        $     4,480       $     4,995
Net Income from Operations (1)               $     6,329       $     6,082       $     5,364        $     4,531       $     4,790
Total Assets                                 $   150,353       $   133,051       $    93,741        $    89,408       $    79,374
Long-term Obligations                        $    55,487       $    33,030       $    29,262        $    27,361       $    24,706

Shareholders Information
   Number of Shareholders                          3,726             3,683             3,654              3,567             3,399
   Shares of Stock                             3,759,231         3,755,760         3,755,760          3,760,760         3,760,760
   Earnings per Share - diluted              $      2.61       $      1.71       $      1.49        $      1.19       $      1.33
   Cash Dividend per Share                   $       .66       $       .56       $       .51        $       .43       $       .42

(1) Excludes gains and losses on external investments unaffiliated with operations, excludes gain on sale of partnership interest in the Virginia RSA 6 cellular operation.

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Shenandoah Telecommunications Company
Edinburg, Virginia

We have audited the accompanying balance sheets of Shenandoah Telecommunications Company and Subsidiaries as of December 31, 2000, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shenandoah Telecommunications Company and Subsidiaries as of December 31, 2000, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Richmond, Virginia
January 26, 2001, except for Note 13, as to which the date is March 23, 2001

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2000, 1999 and 1998
in thousands

ASSETS (Note 4)                                                   2000               1999               1998
-------------------------------------------------------------------------------------------------------------
Current Assets
      Cash and cash equivalents                                $  3,133           $  7,156           $  4,891
      Held-to-maturity securities (Note 2)                         --                 --                  500
      Accounts receivable                                         5,380              4,918              4,272
      Income taxes receivable                                     2,052               --                  296
      Materials and supplies                                      2,856              4,089              3,488
      Prepaid expenses and other                                    854                544                778
                                                               ----------------------------------------------

            Total current assets                                 14,275             16,707             14,225
                                                               ----------------------------------------------

Securities and Investments (Note 2)
      Available-for-sale securities                              11,771             30,719              2,678
      Other investments                                           6,996              5,094              5,921
                                                               ----------------------------------------------

            Total securities and investments                     18,767             35,813              8,599
                                                               ----------------------------------------------

Property, Plant and Equipment
      Plant in service (Note 3)                                 122,750             99,822             88,428
      Plant under construction                                   29,350              9,134              5,670
                                                               ----------------------------------------------
                                                                152,100            108,956             94,098
      Less accumulated depreciation                              40,292             34,407             29,064
                                                               ----------------------------------------------

            Net property, plant and equipment                   111,808             74,549             65,034
                                                               ----------------------------------------------

Other assets
      Cost in excess of net assets of business acquired           5,630              5,630              5,630
      Deferred charges and other assets                             436                590                603
      Radio spectrum license                                      1,341              1,341                733
                                                               ----------------------------------------------
                                                                  7,407              7,561              6,966
      Less accumulated amortization                               1,904              1,579              1,083
                                                               ----------------------------------------------
            Net other assets                                      5,503              5,982              5,883
                                                               ----------------------------------------------

            Total assets                                       $150,353           $133,051           $ 93,741
                                                               ==============================================

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                                          2000             1999             1998
---------------------------------------------------------------------------------------------------------------------
Current Liabilities
      Current maturities of long-term debt (Note 4)                        $  2,403         $  1,341         $    864
      Accounts payable                                                        7,714            2,196            1,149
      Advance billings and deposits                                           1,453              871              713
      Refundable equipment payment (Note 6)                                   3,871            3,871             --
                                                                                                             --------
      Customers' deposits                                                       124              119              114
      Accrued compensation                                                      996              947              891
      Other current liabilities                                               1,838              950            1,582
      Income taxes payable                                                     --                740             --
                                                                           ------------------------------------------
            Total current liabilities                                        18,399           11,035            5,313
                                                                           ------------------------------------------

Long-term debt, less current maturities (Note 4)                             53,084           31,689           28,398
                                                                           ------------------------------------------

Other Liabilities
      Deferred income taxes (Note 5)                                          9,218           16,062            6,741
      Pension and other (Note 8)                                              1,602            1,530            1,477
                                                                           ------------------------------------------
            Total other liabilities and credits                              10,820           17,592            8,218
                                                                           ------------------------------------------

Minority Interests                                                            1,715            2,460            2,265
                                                                           ------------------------------------------


Commitments and Contingencies (Notes 2, 4, 6, 8, 11, and 12)

Stockholders' Equity (Notes 4 and 10)
      Common stock, no par value, authorized 8,000
       shares;  issued and outstanding, 2000 3,759 shares;
       1999 and 1998 3,756 shares                                             4,817            4,734            4,734
      Retained earnings                                                      55,873           48,499           44,174
      Accumulated other comprehensive income,
       unrealized gain on available-for-sale securities,
       net (Note 2)                                                           5,645           17,042              639
                                                                           ------------------------------------------
            Total stockholders' equity                                       66,335           70,275           49,547
                                                                           ------------------------------------------

            Total liabilities and stockholders' equity                     $150,353         $133,051         $ 93,741
                                                                           ==========================================

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2000, 1999 and 1998 in thousands, except per share amounts

                                                                   2000                 1999                 1998
------------------------------------------------------------------------------------------------------------------
Operating revenues:
      Telephone:
        Local service                                            $ 4,556              $ 4,064              $ 3,782
        Access                                                     8,223                7,878                7,836
        Other                                                      6,330                4,627                3,914
                                                                 -------------------------------------------------
            Total telephone revenues                              19,109               16,569               15,532
                                                                 -------------------------------------------------

Other:
      PCS revenues                                                13,252                3,664                3,131
      Mobile                                                      17,010               13,352                9,755
      Cable Television                                             3,640                3,432                3,098
      ShenTel Service                                              4,997                3,550                2,531
      Other                                                        1,720                1,672                1,547
                                                                 -------------------------------------------------
            Total other revenue                                   40,619               25,670               20,062
                                                                 -------------------------------------------------

            Total operating revenues                              59,728               42,239               35,594
                                                                 -------------------------------------------------

Operating expenses:
      Cost of products and programming                             6,091                3,044                2,350
      Plant specific and line costs                                8,207                5,730                4,436
      Network and other nonspecific costs                         10,279                5,338                4,301
      Depreciation and amortization                                7,318                6,712                5,430
      Customer operations                                          7,652                5,458                4,938
      Corporate operations and other                               3,995                3,416                3,635
                                                                 -------------------------------------------------
               Total operating expenses                           43,542               29,698               25,090
                                                                 -------------------------------------------------

               Operating income                                   16,186               12,541               10,504
                                                                 -------------------------------------------------

                                   (Continued)

                                                                   2000                 1999                 1998
-------------------------------------------------------------------------------------------------------------------
Other income (expense):
      Non-operating income, less expenses                       $  5,441             $  1,582             $  2,054
      Interest expense                                            (2,684)              (1,934)              (1,501)
      Loss on disposal of assets                                     (15)                  (1)                (718)
                                                                --------------------------------------------------
                                                                   2,742                 (353)                (165)
                                                                --------------------------------------------------

Income before income taxes and minority interest                  18,928               12,188               10,339

Income tax provision (Note 5)                                      5,994                3,797                3,599
                                                                --------------------------------------------------
                                                                  12,934                8,391                6,740
Minority interest                                                  3,079                1,963                1,136
                                                                --------------------------------------------------
               Net income                                       $  9,855             $  6,428             $  5,604
                                                                ==================================================

Net earnings per share, basic                                   $   2.62             $   1.71             $   1.49
                                                                ==================================================

Net earnings per share, diluted                                 $   2.61             $   1.71             $   1.49
                                                                ==================================================

Cash dividends per share                                        $   0.66             $   0.56             $   0.51
                                                                ==================================================

Weighted average shares outstanding                                3,757                3,756                3,756
                                                                ==================================================

See Notes to Consolidated Financial Statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000, 1999 and 1998 in thousands

                                                                               2000              1999              1998
------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
      Net income                                                            $  9,855          $  6,428          $  5,604
      Adjustments to reconcile net income
       to net cash provided by operating activities:
        Depreciation                                                           6,993             6,216             4,976
        Amortization                                                             325               496               454
        Deferred tax charges (benefit)                                           130              (758)            1,121
        Loss on disposal of assets                                                15                 1               718
        Impairment charges on investments                                      1,451              --                --
        Net gain on disposals of investments                                  (6,629)             --                --
        Income from patronage and equity investments                            (975)           (1,154)           (1,816)
        Minority interest, net of  distributions                                (745)              195               371
        Other                                                                    263               (70)              (70)
        Changes in assets and liabilities:
          (Increase) decrease in:
             Accounts receivable                                                (787)             (646)            1,411
             Materials and supplies                                            1,233              (601)              480
          Increase (decrease) in:
             Accounts payable                                                  5,518             1,047            (2,594)
             Other prepaids, deferrals and accruals                           (1,444)            4,851               369
                                                                            --------------------------------------------

               Net cash provided by operating activities                      15,203            16,005            11,024
                                                                            --------------------------------------------

Cash Flows From Investing Activities
      Purchase and construction of property and equipment,
       net of retirements                                                    (44,267)          (15,731)          (13,664)
      Payment of license costs                                                  --                (607)             --
      Maturities of certificates of deposit                                     --                --                 204
      Net cash flows from securities (Note 2)                                  4,828               922             2,239
      Other, net                                                                 154                11                (2)
                                                                            --------------------------------------------

               Net cash used in investing activities                         (39,285)          (15,405)          (11,223)
                                                                            --------------------------------------------

                                   (Continued)

                                                                                2000              1999            1998
-----------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
      Dividends paid                                                         $ (2,481)        $ (2,103)        $ (1,915)
      Issue (redemption) of common stock                                           83             --               (100)
      Proceeds from long-term debt                                             24,120            4,598            2,406
      Principal payments on long-term debt                                     (1,663)            (830)            (504)
                                                                             ------------------------------------------

               Net cash provided by (used in) financing activities             20,059            1,665             (113)
                                                                             ------------------------------------------

               Net increase (decrease) in cash and
                cash equivalents                                               (4,023)           2,265             (312)

Cash and cash equivalents:
      Beginning                                                                 7,156            4,891            5,203
                                                                             ------------------------------------------
      Ending                                                                 $  3,133         $  7,156         $  4,891
                                                                             ==========================================

Supplemental Disclosures of Cash Flow Information
      Cash payments for:
        Interest, net of capitalized interest of 2000 $301;
         1999 $229; 1998 $422                                                $  3,057         $  2,132         $  2,116
                                                                             ==========================================

        Income taxes                                                         $  8,656         $  3,519         $  2,760
                                                                             ==========================================

See Notes to Consolidated Financial Statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2000, 1999 and 1998 in thousands

                                                                                                          Accumulated
                                                                                                             Other
                                                                               Common        Retained    Comprehensive
                                                                 Shares         Stock        Earnings        Income          Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998                                          3,761       $  4,740       $ 40,579       $  1,191       $ 46,510
                                                                                                                           --------
      Comprehensive income
        Net income                                                 --             --            5,604           --            5,604
        Change in unrealized gain
         on securities available-for-sale,
         net of tax $368                                           --             --             --             (552)          (552)
                                                                                                                           --------
          Total comprehensive income                                                                                          5,052
                                                                                                                           --------
      Dividends declared                                           --             --           (1,915)          --           (1,915)
      Redemption of common stock                                     (5)            (6)           (94)          --             (100)
                                                              ---------------------------------------------------------------------

Balance, December 31, 1998                                        3,756          4,734         44,174            639         49,547
                                                                                                                           --------
      Comprehensive income
        Net income                                                 --             --            6,428           --            6,428
        Change in unrealized gain
         on securities available-for-sale,
         net of tax ($10,079)                                      --             --             --           16,403         16,403
                                                                                                                           --------
          Total comprehensive income                                                                                         22,831
                                                                                                                           --------
      Dividends declared                                           --             --           (2,103)          --           (2,103)
                                                              ---------------------------------------------------------------------

Balance, December 31, 1999                                        3,756          4,734         48,499         17,042         70,275
                                                                                                                           --------
      Comprehensive income
        Net income                                                 --             --            9,855           --            9,855
        Change in unrealized gain
         on securities available-for-sale,
         net of tax $7,258                                         --             --             --          (11,860)       (11,860)
        Reclassification of net recognized
          loss on securities available-for-
          sale, net of tax ($284)                                   463            463
                                                                                                                           --------
          Total comprehensive income                                                                                         (1,542)
                                                                                                                           --------
      Dividends declared                                           --             --           (2,481)          --           (2,481)
      Common stock issued                                             3             83           --             --               83
                                                              ---------------------------------------------------------------------

Balance, December 31, 2000                                        3,759       $  4,817       $ 55,873       $  5,645       $ 66,335
                                                              =====================================================================

See Notes to Consolidated Financial Statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1. Summary of Significant Accounting Policies

Shenandoah Telecommunications Company and subsidiaries (the "Company") provides telephone service, personal communications service (PCS), cellular telephone, cable television, unregulated communications equipment and services, internet access, paging, and mobile telephone services. In addition, through its subsidiaries, the Company leases towers and operates and maintains an interstate fiber optic network. The Company's operations are located in the four state region surrounding the Northern Shenandoah Valley of Virginia. Operations follow the Interstate 81 corridor, through West Virginia, Maryland and into South-Central Pennsylvania. A summary of the Company's significant accounting policies follows:

Principles of consolidation: The consolidated financial statements include the accounts of all wholly-owned subsidiaries and other entities where effective control is exercised. All significant intercompany accounts and transactions have been eliminated.

Accounting estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those reported estimates.

Cash and cash equivalents: The Company considers all temporary cash investments with a purchased maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times, these investments may be in excess of FDIC insurance limits.

Accounts receivable: The Company grants credit and terms to customers in accordance with standard industry practices. Accounts receivable are concentrated among customers within the Company's geographic service area and large telecommunications companies. The Company had a reserve for uncollectible receivables of $343 thousand at December 31, 2000 and $16 thousand at December 31, 1999 and 1998.

Securities and investments: The classification of debt and equity securities is determined by management at the date individual investments are acquired. The appropriateness of such classification is reassessed continually. The classification of those securities and the related accounting policies are as follows:

     Held-to-Maturity Securities: Debt securities for which the Company has both the intent and ability to hold to maturity, regardless of changes in market conditions, liquidity needs or changes in general economic conditions, are classified as held-to-maturity securities. They are carried at amortized historical cost.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1. Summary of Significant Accounting Policies (Continued)

Available-for-Sale Securities: Debt and equity securities classified as available-for-sale consist of securities which the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including changes in market conditions, liquidity needs and similar criteria. Available-for-sale securities are carried at fair value as determined by quoted market prices. Unrealized gains and losses are reportable as increases and decreases in other comprehensive income, net of tax. Realized gains and losses determined on the basis of the cost of specific assets sold are included in net income.

Investments Carried at Cost: Investments in which the Company does not have a significant ownership and for which there is no ready market are carried at cost. Information regarding these and all other investments is reviewed continuously for evidence of impairment in value.

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

Property, plant and equipment: Property, plant and equipment is stated at cost. Accumulated depreciation is charged with the cost of property retired, plus removal cost, less salvage. Depreciation is determined under the remaining life method and straight-line composite rates. Depreciation provisions were approximately 6.3%, 6.1% and 6.1% of average depreciable assets for the years 2000, 1999 and 1998, respectively.

Cost in excess of net assets of business acquired: Intangible assets consisting of the cost in excess of identifiable net assets of business acquired are amortized on a straight-line basis over 15 years. The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects, in addition to market and economic conditions.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1. Summary of Significant Accounting Policies (Continued)

Retirement plans: The Company maintains a noncontributory defined benefit plan covering substantially all employees. Pension benefits are based primarily on the employee's compensation and years of service. The Company's policy is to fund the maximum allowable contribution calculated under federal income tax regulations. The Company also maintains a defined contribution plan under which substantially all employees may defer up to 15% of their salary on a pretax basis. The Company may make matching and discretionary contributions to this plan.

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary difference and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. Investment tax credits have been deferred and are amortized over the estimated life of the related asset.

Revenue recognition: Revenues are recognized when earned, regardless of the period in which they are billed. The Company records a charge against the revenues earned to reflect an estimate for uncollectible accounts. The Company adopted the provisions of Securities and Exchange Commission (SEC) Staff Accounting Bulletin 101 (SAB 101) during the fourth quarter of 2000, which coincided with inception of activation fees in its PCS segment. Accordingly, activation fees are recorded as deferred revenue and recognized over the estimated life of the customer account. There were no significant amounts of activation fees in previous periods.

Earnings per share: Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share was computed under the treasury stock method, assuming the conversion, as of the beginning of the year, of all dilutive stock options. In 2000, all options were dilutive except the 2000 year grants. There were no adjustments to net income in the computation of diluted earnings per share for any of the years presented. All stock options outstanding for 1999 and 1998 were antidilutive; therefore, basic and diluted earnings per share are the same for those years. The following tables show the computation of basic and diluted earnings per share for 2000:

(in thousands, except per share amounts)
Basic earnings per share

    Net income                                                                  $ 9,855
                                                                                -------
    Weighted average shares outstanding                                           3,757
                                                                                -------
Basic earnings per share                                                        $  2.62
                                                                                =======

Effect of stock options outstanding:
      Weighted average shares outstanding                                         3,757
      Assumed exercise of options at strike price at beginning of year               40
      Assumed repurchase of options under treasury stock method                     (26)
                                                                                -------
Diluted weighted average shares outstanding                                       3,771
                                                                                -------

Diluted earnings per share                                                      $  2.61
                                                                                =======

Reclassifications: Certain amounts reported in the 1999 and 1998 financial statements have been reclassified to conform with the 2000 presentation, with no effect on net income or stockholders' equity.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 2. Investments

Held-to-maturity securities in 1998 consisted of a U.S. Treasury instrument which matured in 1999, at no gain or loss. The carrying value of the security approximated its fair value at December 31, 1998.

Available-for-sale securities consist of the following:

                                                                    Gross           Gross
                                                                 Unrealized      Unrealized           Fair
                                                    Cost            Gains           Losses            Value
                                                  ----------------------------------------------------------
                                                                         (in thousands)
                                                  ----------------------------------------------------------
                                                                              2000
                                                  ----------------------------------------------------------
     Loral Space and Communications, LTD          $   885          $  --            $   406          $   479
     Illuminet Holdings, Inc.                         844            9,783             --             10,627
     ITC^DeltaCom, Inc.                               715             --                381              334
     Other                                            174              157             --                331
                                                  ----------------------------------------------------------

                                                  $ 2,618          $ 9,940          $   787          $11,771
                                                  ==========================================================
                                                                              1999
                                                  ----------------------------------------------------------
     Loral Space and Communcations, LTD           $ 1,636          $ 2,019          $  --            $ 3,655
     Illuminet Holdings, Inc.                         844           24,658             --             25,502
     ITC^DeltaCom, Inc.                               715              847             --              1,562
                                                  ----------------------------------------------------------

                                                  $ 3,195          $27,524          $  --            $30,719
                                                  ==========================================================
                                                                              1998
                                                  ----------------------------------------------------------
     Loral Space and Communications, LTD          $ 1,636          $ 1,042          $  --            $ 2,678
                                                  ==========================================================

During 2000, the Company recognized an other-than-temporary impairment charge of $751 thousand on Loral Space Communications, LTD and realized a gain of $4 thousand on the sale of a portion of its holdings in Illuminet Holdings, Inc. No realized gains or losses were recorded in 1999 or 1998 on available-for-sale securities.

Changes in the unrealized gain on available-for-sale securities during the years ended December 31, 2000, 1999, and 1998 reported as a separate component of stockholders equity are as follows:

                                                                     2000               1999              1998
                                                                   ---------------------------------------------
                                                                                   (in thousands)
Unrealized holding gains, beginning balance                        $ 27,524           $  1,042          $  1,962
Unrealized holding gains (losses) during the year                   (19,118)            26,482              (920)
Reclassification of realized gains and recognized losses                747               --                --
                                                                   ---------------------------------------------
Unrealized holding gains, ending balances                             9,153             27,524             1,042
Deferred tax effect related to net unrealized gains                   3,508             10,482               403
                                                                   ---------------------------------------------
Unrealized gain included in stockholders' equity                   $  5,645           $ 17,042          $    639
                                                                   =============================================

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 2. Investments (Continued)

Other investments, comprised of equity securities which do not have readily determinable fair values, consist of the following:

                                                                  2000               1999               1998
                                                                 --------------------------------------------
                                                                               (in thousands)
Cost method:
      Illuminet                                                  $ --               $ --               $  843
      ITC^DeltaCom                                                 --                 --                  150
      Coriss.net                                                   --                  250               --
      Rural Telephone Bank                                          771                653                653
      Concept Five Technologies                                     635              1,335              1,304
      CoBank                                                        411                202                228
      NECA                                                          500               --                 --
      Other                                                         283                318                331
                                                                 --------------------------------------------
                                                                  2,600              2,758              3,509
                                                                 --------------------------------------------

Equity method:
      South Atlantic Venture Fund III L.P.                          749                672                606
      South Atlantic Private Equity Fund IV L.P.                  1,140                822                745
      Dolphin Communications Parallel Fund, L.P.                    844                171                168
      Dolphin Communications Fund II, L.P.                          318               --                 --
      Burton Partnership                                          1,000               --                 --
      Virginia Independent Telephone Alliance                       326                328                300
      Virginia Rural Service Area 6                                --                  318                416
      ValleyNet                                                      19                 25                177
                                                                 --------------------------------------------
                                                                  4,396              2,336              2,412
                                                                 --------------------------------------------
                                                                 $6,996             $5,094             $5,921
                                                                 ============================================

The Company recognized an impairment charge of $700 thousand on Concept Five Technologies. The Company sold its limited interest in the Virginia Rural Service Area 6 cellular partnership in May 2000 for $7.4 million. The Company recorded a one-time pre-tax gain of approximately $6.9 million on the sale.

The Company has committed to invest an additional $5.5 million in various equity method investees pursuant to capital calls from the fund managers. It is not practical to estimate the fair value of the other investments due to their limited market and restrictive nature of their transferability.

The Company's ownership interests in Virginia Independent Telephone Alliance and ValleyNet are approximately 22% and 20%, respectively. Prior to its sale, the Company held approximately 11% interest in Virginia Rural Service Area 6 cellular partnership. Other equity method investees are investment limited partnerships which are approximately 2% owned each.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 2. Investments (Continued)

Cash flows from purchases, sales and maturities of securities consist of the following:

                                                         2000                   1999                  1998
                                                      -------------------------------------------------------
                                                                          (in thousands)
      Available-for-sale securities:
        Sales                                         $       4              $    --                $    --
      Held-to-maturity securities:
        Maturities                                         --                      500                  1,622
      Other investments:
        Sales and distributions                           7,611                  1,003                  1,469
        Purchases                                        (2,787)                  (581)                  (852)
                                                      -------------------------------------------------------
               Total                                  $   4,828              $     922              $   2,239
                                                      =======================================================

Note 3. Plant in Service

Plant in service consists of the following at December 31:

                                                         2000                   1999                  1998
                                                      -------------------------------------------------------
                                                                          (in thousands)
Land                                                  $     757              $     578              $     530
Buildings and structures                                 18,941                 11,536                 11,026
Cable and wire                                           41,668                 41,240                 35,576
Equipment                                                61,384                 46,468                 41,296
                                                      -------------------------------------------------------
                                                      $ 122,750              $  99,822              $  88,428
                                                      =======================================================

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 4. Long-Term Debt and Lines of Credit

Long-term debt consists of the following:

                                        Interest
                                          Rates             2000              1999              1998
                                      ----------------------------------------------------------------
                                                                        (in thousands)
Rural Telephone Bank (RTB)             6.67% - 8.05%      $11,634           $ 9,814            $10,305
Rural Utilities Service (RUS)          2% - 5%                295               382                477
CoBank (term portion)                  6.04% - 8.00%       23,637            22,634             18,280
CoBank (revolver)                      6.98% - 7.75%       19,721              --                 --
RUS Development Loan                   interest free          200               200                200
                                                          --------------------------------------------
                                                           55,487            33,030             29,262
Current maturities                                          2,403             1,341                864
                                                          --------------------------------------------
        Total long-term debt                              $53,084           $31,689            $28,398
                                                          ============================================

The CoBank revolver is a $35 million facility expiring on January 31, 2002, with interest due monthly. The Company intends to convert this revolver into a long-term financing facility during 2001.

The RTB loans are payable $70 thousand monthly and $225 thousand quarterly, including interest. RUS loans are payable $24 thousand monthly, including interest. The CoBank term facility is payable $112 thousand monthly, plus accrued interest until August 2001, at which time payments increase to $223 thousand monthly plus accrued interest.

Approximate annual debt maturities are as follows:


                    Year                   Amount
                    ----                 ----------
                    2001                 $    2,403
                    2002                     22,787
                    2003                      3,062
                    2004                      3,115
                    2005                      3,175
                 Later years                 20,945
                                         ----------
                                         $   55,487
                                         ==========

Substantially all of the Company's assets serve as collateral for the long-term debt. The long-term debt agreements have certain financial and capital measures that the Company must maintain. These requirements include maintenance of defined working capital levels, restrictions on dividends and capital stock repurchases, and maintenance of certain levels of debt service coverage.

Long-term  debt carries  rates which  approximate  market rates for similar debt
being  issued.   Therefore,   the  carrying  value  of  long-term  debt  is  not
significantly different than fair value.

As of December 31, 2000, the Company had a $2 million revolving line of credit available from a bank, with no outstanding balance at that time. The Company intends to renew or replace this facility on or before its expiration date of May 2001.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 5. Income Taxes

The   Company  and  its   subsidiaries   file  income  tax  returns  in  several
jurisdictions. The provision for the federal and state income taxes included in the consolidated statements of income consists of the following components:

                                                                          Years Ended December 31,
                                                             -------------------------------------------------
                                                                2000                1999                1998
                                                             -------------------------------------------------
                                                                              (in thousands)
Current                                                      $  5,864            $  4,555             $  2,477
Deferred                                                          130                (758)               1,122
                                                             -------------------------------------------------
        Income tax provision                                 $  5,994            $  3,797             $  3,599
                                                             =================================================

A reconciliation of income taxes determined by applying the statuatory income tax rates to actual income taxes provided is as follows:

                                                                          Years Ended December 31,
                                                             -------------------------------------------------
                                                                2000                1999                1998
                                                             -------------------------------------------------
                                                                              (in thousands)
Federal income tax expense at statutory rates                $  5,389            $  3,477             $  3,129
State income taxes, net of federal tax benefit                    525                 405                  364
Other, net                                                         80                 (85)                 106
                                                             -------------------------------------------------
        Income tax provision                                 $  5,994            $  3,797             $  3,599
                                                             =================================================

Net deferred tax liabilities consist of the following at December 31:

                                                                2000                1999                1998
                                                             -------------------------------------------------
                                                                              (in thousands)
Deferred tax liabilities:
      Plant-in-service                                       $  7,086            $  6,063             $  6,709
      Unrealized gain on investments                            3,508              10,482                  403
      Other, net                                                 --                    14                   53
                                                             -------------------------------------------------
                                                               10,594              16,559                7,165
                                                             -------------------------------------------------

Deferred tax assets:
      Recognized investment and impairment losses                 658                --                   --
      Accrued compensation costs                                  136                 136                  129
      Accrued pension costs                                       367                 361                  295
      Other, net                                                  215                --                   --
                                                             -------------------------------------------------
                                                                1,376                 497                  424
                                                             -------------------------------------------------
        Net deferred tax liabilities                         $  9,218            $ 16,062             $  6,741
                                                             =================================================

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 6.  Significant Contractual Relationship

In 1999, the Company executed a Management Agreement with Sprint PCS (Sprint) whereby the Company committed to construct and operate a PCS network using CDMA air interface technology, replacing an earlier PCS network based on GSM technology. The agreement expands the PCS territory from an area serving a population of approximately 700,000 to one of approximately 2 million people. Under this agreement, the Company is the Sprint PCS exclusive franchisee in the geographic area extending from Altoona, Harrisburg and York, Pennsylvania, south through Western Maryland, and the pan-handle of West Virginia, to Harrisonburg, Virginia. The Company initiated coverage of the southern third of the licensed area in November 1999. During 2000, the Company continued to build the CDMA network and expects to be fully operational in the geographic area in late 2001.

The Company is an affiliate of Sprint PCS and, therefore, has the exclusive right to build, own and maintain the PCS network in the aforementioned areas, to Sprint's specifications. The initial term of the agreement is for 20 years and is automatically renewable for three 10-year options, unless terminated by either party under provisions outlined in the management agreement.

As part of the original agreement, the Company received $3.9 million from Sprint as a partial reimbursement for the Company's expenditures in building the initial CDMA network. These funds were recorded as a refundable equipment payment to be repaid following the sale of the Company's original GSM PCS network assets.

During the second quarter of 2000, the Company recorded an impairment charge of $673 thousand on its GSM network assets to reflect the estimated net realizable value of the assets. Subsequent to December 31, 2000, the Company sold its GSM network assets to VoiceStream and its affiliates for $6.5 million, which equaled the revised carrying value of the assets. The transaction included the GSM assets and radio spectrum licenses for two areas in the western part of Virginia. As a result of the sale of the assets, and per the management agreement, the Company refunded the $3.9 million to Sprint.

Note 7. Related Party

The Company leases fiber-optic facilities to ValleyNet, an equity method investee, under an operating lease agreement. Facility lease revenue from ValleyNet was approximately $3.1 million, $1.6 million, and $0.9 million in 2000, 1999, and 1998, respectively. At December 31, 2000, the Company had accounts receivable from ValleyNet of approximately $0.7 million.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 8. Retirement Plans

The Company maintains a noncontributory defined benefit pension plan and a defined contribution plan. The following table presents the defined benefit plan's funded status and amounts recognized in the Company's consolidated balance sheets.

                                                              2000                 1999                1998
                                                            -------------------------------------------------
                                                                             (in thousands)
Change in benefit obligation:
  Benefit obligation, beginning                             $ 6,004              $ 6,434              $ 5,504
      Service cost                                              277                  321                  261
      Interest cost                                             460                  429                  381
      Actuarial (gain) loss                                      95               (1,032)                 428
      Benefits paid                                            (160)                (148)                (140)
      Change in plan provisions                                 171                 --                   --
                                                            -------------------------------------------------
  Benefit obligation, ending                                  6,847                6,004                6,434
                                                            -------------------------------------------------

Change in plan assets:
  Fair value of plan assets, beginning                        7,967                6,875                5,713
      Actual return on plan assets                              274                1,241                1,302
      Benefits paid                                            (160)                (149)                (140)
                                                            -------------------------------------------------
  Fair value of plan assets, ending                           8,081                7,967                6,875
                                                            -------------------------------------------------

Funded status                                                 1,234                1,963                  441
Unrecognized net gain                                        (2,442)              (3,035)              (1,344)
Unrecognized prior service cost                                 346                  196                  216
Unrecognized net transition asset                               (96)                (124)                (153)
                                                            -------------------------------------------------
Accrued benefit cost                                        $  (958)             $(1,000)             $  (840)
                                                            =================================================

                                                              2000                 1999                1998
                                                            -------------------------------------------------
                                                                             (in thousands)
Components of net periodic benefit costs:
      Service cost                                          $   277              $   321              $   262
      Interest cost                                             460                  429                  381
      Expected return on plan assets                           (632)                (544)                (452)
      Amortization of prior service costs                        21                   21                   21
      Amortization of net gain                                 (140)                 (39)                 (22)
      Amortization of net transition asset                      (29)                 (28)                 (29)
                                                            -------------------------------------------------
Net periodic benefit cost                                   $   (43)             $   160              $   161
                                                            =================================================

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 8. Retirement Plans (Continued)

Assumptions used by the Company in the determination of pension plan information consisted of the following at December 31:

                                                         2000       1999        1998
                                                      ---------------------------------
Discount rate                                           7.75%       6.75%       6.75%
Rate of increase in compensation levels                 5.00%       5.00%       5.00%
Expected long-term rate of return on plan assets        8.00%       8.00%       8.00%

The Company's matching contributions to the defined contribution plan were approximately $162 thousand, $144 thousand and $140 thousand for the years ended December 31, 2000, 1999 and 1998, respectively.

Note 9. Major Customers

The Company has several major customers. In 2000, the Company's relationship with Sprint PCS increased significantly, due to growth in the PCS business segment. Approximately 19% of total revenues were generated through Sprint PCS and its customers using the Company's PCS network. Another customer accounted for 10% of total revenue in 2000 through carrier access charge revenues. In 1999 and 1998, two customers generated 8-12% of total revenue each, primarily from carrier access charges for long distance service provided by the telephone segment and roaming charges for cellular service provided by the mobile segment.

Note 10. Stock Incentive Plan

The Company has a shareholder approved Company Stock Incentive Plan, providing for the grant of incentive compensation to employees in the form of stock options. The Plan authorizes grants of options to purchase up to 240,000 shares of common stock over a ten-year period. The option price is the market value of the stock at the date of grant. One-half of the options are exercisable on each of the first and second anniversaries of the date of grant, with the options expiring five years after they are granted.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                         2000         1999         1998
                                     -------------------------------------
Dividend rate                           2.05%         1.70%        2.48%
Risk free interest rate                 6.81%         4.77%        5.44%
Expected lives of options             5 years       5 years      5 years
Price volatility                       52.51%        26.20%       17.98%

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 10. Stock Incentive Plan (Continued)

Grants of options under the Plan are accounted for following the Accounting Principles Board No. 25 and related interpretations. Accordingly, no compensation expense has been recognized under the Plan. Had compensation expense been recorded, as determined based on fair values of the awards at the grant date (the method described in FASB Statement No. 123), reported net income and earnings per share would have been reduced to the proforma amounts shown below:

                                    2000            1999           1998
                                 ----------------------------------------
                                 (in thousands, except per share amounts)
Net income
      As reported                 $ 9,855         $ 6,428         $ 5,603
      Proforma                    $ 9,655         $ 6,281         $ 5,540

Earnings per share
      As reported, basic          $  2.62         $  1.71         $  1.49
      As reported, diluted        $  2.61         $  1.71         $  1.49
      Proforma, basic             $  2.62         $  1.67         $  1.47
      Proforma, diluted           $  2.56         $  1.67         $  1.47

A summary of the status of the Plan at December 31, 2000, 1999 and 1998 and changes during the years ended on those dates is as follows:

                                                                  Weighted
                                                                   Average
                                                                   Exercise          Fair
                                                                    Price           Value
                                                                     Per             Per
                                                   Shares           Share           Share
                                                -------------------------------------------
Outstanding January 1, 1998                        13,375       $   21.98

      Granted                                      15,565           20.59        $    4.11
      Cancelled                                    (1,158)          21.33
                                                ---------
Outstanding December 31, 1998                      27,782           21.23

      Granted                                      17,578           19.94            15.40
      Cancelled                                    (1,303)          20.70
                                                ---------
Outstanding December 31, 1999                      44,057           20.73

      Granted                                      19,191           34.37            14.19
      Cancelled                                    (1,160)          28.74
      Exercised                                    (3,527)          21.47
                                                ---------
Outstanding December 31, 2000                      58,561           25.00
                                                =========

There were 31,945, 19,708 and 6,378 shares exercisable at December 31, 2000, 1999 and 1998, at weighted average exercise prices per share of $20.88, $21.47 and $21.98, respectively.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 10. Stock Incentive Plan (Continued)

The following table summarizes information about stock options outstanding at December 31, 2000:

                     Exercise       Shares      Option Life      Shares
                      Prices      Outstanding    Remaining     Exercisable
                     -----------------------------------------------------

                     $ 21.98         10,501        1 year        10,501
                       20.59         13,408        2 years       13,408
                       19.94         16,072        3 years        8,036
                       34.37         18,580        4 years         --


Note 11. Shareholder Rights

The Board of Directors adopted a Shareholder Rights Plan whereby, under certain circumstances, holders of each right (granted in 1998 at one right per share of outstanding stock) will be entitled to purchase $80 worth of the Company's common stock for $40. The rights are neither exercisable nor traded separately from the Company's common stock. The rights are only exercisable if a person or group, becomes or attempts to become, the beneficial owner of 15% or more of the Company's common stock. Under the terms of the Plan, such a person or group is not entitled to the benefits of the Rights.

Note 12. Lease Commitments

The Company leases land, towers and tower space under various noncancelable agreements, which expire between 2001 and 2005 and require various minimum annual rental payments.

The total minimum rental commitment at December 31, 2000 is due as follows:

                      Year Ending         Amount
                      -----------      --------------
                                       (in thousands)
                          2001          $    1,162
                          2002                 769
                          2003                 674
                          2004                 506
                          2005                 184
                                        ----------
                                        $    3,295
                                        ==========

As lessor, the Company has leased towers, tower space and communications equipment to other entities under various noncancelable agreements, which require various minimum annual payments. The total minimum rental receipts at December 31, 2000 are due as follows:

                      Year Ending         Amount
                      -----------      --------------
                                       (in thousands)
                          2001          $      797
                          2002                 685
                          2003                 602
                          2004                 463
                          2005                 234
                                        ----------
                                        $    2,781
                                        ==========

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 13. Subsequent Event and Quarterly Results

     On March 15, 2001, Sprint PCS informed the Company that it had inaccurately allocated certain PCS revenues between the parties (see Note 6 describing affiliation with Sprint PCS). Sprint PCS identified the error while conducting a routine revenue assurance review. The effect on the year 2000, compared to previously released results, was to decrease revenue and operating income by $2.8 million and net income by $1.7 million or $0.45 per share, diluted. On a quarterly basis, the effect (unaudited) was a reduction in revenues and operating income by $0.1 million, $0.7 million, $0.9 million, and $1.1 million; and, a reduction in net income by $72 thousand ($0.02 per share), $450 thousand ($0.12 per share), $524 thousand ($0.15 per share) and $663 thousand ($0.16 per share) for the first, second, third and fourth quarters, respectively. These changes are reflected in the table below, which presents restated quarterly financial information.

                                                    (in thousands, except per share data)
                                              1st Qtr       2nd Qtr        3rd Qtr       4th Qtr
                                             ----------------------------------------------------
      2000                                                       (Unaudited)
      Revenues                                $13,279       $14,497        $15,882       $16,070
      Operating Income                          3,899         3,750          4,583         6,754
      Net Income                                2,028         5,860          1,932            36
      Diluted Net Earnings  Per Share            0.54          1.56           0.50          0.01

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 14. Segment Reporting

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

Shenandoah Telephone Company        Provides  both  regulated  and   unregulated
(Telephone)                         telephone  services  and leases  fiber optic
                                    facilities primarily throughout the Northern
                                    Shenandoah Valley.

Shenandoah Cable Television         Provides cable service in Shenandoah County.
Company (CATV)

ShenTel Service Company (ShenTel)   Sells   and   services    telecommunications
                                    equipment  and provides  internet  access to
                                    customers   in   the    multistate    region
                                    surrounding the Northern Shenandoah Valley.

Shenandoah Valley Leasing           Finances  purchases  of   telecommunications
Company (Leasing)                   equipment to customers of other segments.

Shenandoah Mobile Company (Mobile)  Provides  tower rental,  paging and cellular services  throughout the Northern Shenandoah
                                    Valley.

Shenandoah Long Distance Company    Provides long distance services.
(Long Distance)

Shenandoah Network Company          Leases interstate fiber optic facilities.
(Network)

Shenandoah Personal                 Provides   digital  wireless  service  to  a
Communications Company (PCS)        four-state  area which will cover the region
                                    from Harrisburg and Altoona, Pennsylvania, to Harrisonburg, Virginia.

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

Income recognized from equity method nonaffiliated investees by segment is as follows:

                                                                 Consolidated
         Year              Holding      Telephone      Mobile       Totals
         --------------------------------------------------------------------
                                            (in thousands)
         2000               $  554       $  126        $  87        $  767
         1999                  540          394          220         1,154
         1998                  486          934          396         1,816

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 14. Segment Reporting (Continued)

Selected financial data for each segment is as follows:

                                        Holding            Telco            CATV            ShenTel         Leasing
                                        ---------------------------------------------------------------------------
                                                                      (in thousands)
Operating revenues - external:
     2000                               $   --           $ 19,109        $  3,640         $  4,997         $     17
     1999                                   --             16,569           3,432            3,550               11
     1998                                   --             15,532           3,098            2,531                2
                                        ===========================================================================

Operating revenues - internal:
     2000                               $   --           $  2,362        $      2         $    220         $   --
     1999                                   --              2,005               2              236             --
     1998                                   --              1,411               2              225             --
                                        ===========================================================================

Depreciation and amortization:
     2000                               $    196         $  3,296        $    979         $    473         $   --
     1999                                    123            3,170             906              355             --
     1998                                   --              2,736             841              300             --
                                        ===========================================================================

Nonoperating income less expenses:
     2000                               $    102         $  1,972        $    (14)        $    (15)        $      3
     1999                                  1,189            2,012               3                1                4
     1998                                  1,005            2,245               1                3                5
                                        ===========================================================================

Interest expense:
     2000                               $    503         $  2,350        $    705         $    287         $   --
     1999                                   --              1,927             759              196             --
     1998                                   --              1,491             686              168             --
                                        ===========================================================================

Income tax expense (benefit):
     2000                               $   (374)        $  3,523        $   (126)        $    (76)        $     (4)
     1999                                    360            3,420            (124)            (199)             (12)
     1998                                    294            3,713            (232)            (198)             (15)
                                        ===========================================================================

Net income:
     2000                               $   (521)        $  6,420        $   (169)        $   (127)        $     13
     1999                                    587            5,751            (203)            (295)              20
     1998                                    479            5,737            (378)            (327)              15
                                        ===========================================================================

Total assets:
     2000                               $ 67,549         $ 77,014        $ 11,949         $  4,939         $    295
     1999                                 55,234           71,552          11,415            4,128              301
     1998                                 28,010           61,249          11,266            3,658              302
                                        ===========================================================================

                                                      Long                                    Combined     Eliminating  Consolidated
                                        Mobile      Distance      Network         PCS          Totals        Entries       Totals
                                      ---------------------------------------------------------------------------------------------
Operating revenues - external:
     2000                             $ 17,010      $  1,068     $    635      $ 13,252       $ 59,728      $   --         $ 59,728
     1999                               13,352         1,050          611         3,664         42,239          --           42,239
     1998                                9,755           930          615         3,131         35,594          --           35,594
                                      =============================================================================================

Operating revenues - internal:
     2000                             $    892      $    378     $    192      $     30       $  4,076      $ (4,076)      $   --
     1999                                  665           334          133            16          3,391        (3,391)          --
     1998                                  340           207          106            14          2,305        (2,305)          --
                                      =============================================================================================

Depreciation and amortization:
     2000                             $    935      $   --       $    148      $  1,291       $  7,318      $   --         $  7,318
     1999                                  873          --            124         1,161          6,712          --            6,712
     1998                                  637          --            162           754          5,430          --            5,430
                                      =============================================================================================

Nonoperating income less expenses:
     2000                             $  7,038      $      2     $      6      $   (670)      $  8,424      $ (2,983)      $  5,441
     1999                                  313             3           14            14          3,553        (1,971)         1,582
     1998                                  501             3           15           (11)         3,767        (1,713)         2,054
                                      =============================================================================================

Interest expense:
     2000                             $     71      $   --       $   --        $  1,751       $  5,667      $ (2,983)      $  2,684
     1999                                  184          --           --             839          3,905        (1,971)         1,934
     1998                                  225          --           --             644          3,214        (1,713)         1,501
                                      =============================================================================================

Income tax expense (benefit):
     2000                             $  5,437      $    104     $    228      $ (2,718)      $  5,994      $   --         $  5,994
     1999                                1,597           129          198        (1,572)         3,797          --            3,797
     1998                                  924            98          175        (1,160)         3,599          --            3,599
                                      =============================================================================================

Net income:
     2000                             $  7,990      $    169     $    339      $ (4,259)      $  9,855      $   --         $  9,855
     1999                                2,606           211          324        (2,573)         6,428          --            6,428
     1998                                1,531           161          286        (1,900)         5,604          --            5,604
                                      =============================================================================================

Total assets:
     2000                             $  4,527      $    245     $  1,182      $ 44,135       $211,835      $(61,482)      $150,353
     1999                               15,631           264        1,145        14,351        174,021       (40,970)       133,051
     1998                               15,100           202        1,316        13,615        134,718       (40,977)        93,741
                                      =============================================================================================

SELECTED STATISTICS

                                                                                                                        Percent
                                                                                                    Increase           Increase
                                                            2000                  1999             (Decrease)         (Decrease)
TELEPHONE
Access Lines
   Residential                                            18,570                17,964                   606                3.4
   Business Single-Line                                    3,876                 3,756                   120                3.2
   Paystations                                               262                   268                    (6)              (2.2)
   Business Multi-Line                                     1,409                 1,374                    35                2.6
                                                     -----------           -----------           -----------            -------
       Totals                                             24,117                23,362                   755                3.2

Long Distance Calls                                   19,436,101            17,700,761             1,735,340                9.8

Switched Access Minutes                              117,203,665           110,148,314             7,055,351                6.4

WIRELESS
PCS                                                       23,232                 9,756                13,476              138.1
Cellular                                                  10,836                11,893                (1,057)              (8.9)
Paging                                                     4,786                 4,946                  (160)              (3.2)

OTHER SERVICES
CATV
    Basic                                                  8,707                 8,605                   102                1.2
    Premium (1)                                            1,911                 1,789                   122                6.8
VoiceMail                                                  2,220                 2,016                   204               10.1
Internet                                                  14,900                10,647                 4,253               40.0
Long Distance                                              8,178                 7,136                 1,042               14.6




PLANT FACILITIES                                                               Telephone                 CATV           Wireless
Route Miles                                                                      2,048.8                500                 --
Customers Per Route Mile                                                            11.8                 17.4               --
Miles of Distribution Wire                                                         548.8               --                   --
Telephone Poles                                                                  7,849                   20                 --
Miles of Aerial Copper Cable                                                       356.1                162.6               --
Miles of Buried Copper Cable                                                     1,385.6                296.6               --
Miles of Underground Copper Cable                                                   39.1                  1.9               --
Fiber Optic Cable - Fiber Miles                                                 10,210.4               --                   --
Lines of Switching Equipment                                                    35,470                 --                   --
Intertoll Circuits to Interexchange Carriers                                     1,276                 --                   --
Special Service Circuits to Interexchange Carriers                                 230                 --                   --
Points of Presence                                                                   8                 --                   --
PCS CDMA Base Stations                                                            --                   --                     58
Cellular Base Stations                                                            --                   --                     20
Towers Owned (100 foot and above)                                                 --                   --                     64
PCS Market POPS                                                                   --                   --              2,048,000
PCS Covered POPS                                                                  --                   --                400,000
Cellular Market POPS                                                              --                   --                170,000

(1)  All CATV premium customers subscribe to basic service.

EXHIBIT 20.
                     SHENANDOAH TELECOMMUNICATIONS COMPANY

                              124 South Main Street
                               Edinburg, Virginia



                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

                            TO BE HELD APRIL 17, 2001




                                                        March 30, 2001




TO THE SHAREHOLDERS OF SHENANDOAH TELECOMMUNICATIONS COMPANY:

        The annual meeting of shareholders of Shenandoah Telecommunications Company will be held in the Social Hall of the Edinburg Fire Department, Stoney Creek Boulevard, Edinburg, Virginia, on Tuesday, April 17, 2001, at 11:00 a.m. for the following purposes:

1. To elect three Class III Directors to serve until the 2004 Annual Shareholders' Meeting;

     2. To transact such other business as may properly come before the meeting or any adjournment thereof.

        Only shareholders of record at the close of business March 20, 2001, will be entitled to vote at the meeting.

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

                                 PROXY STATEMENT




                                                      P. O. Box 459
                                                      Edinburg, VA 22824

                                                      March 30, 2001




TO THE SHAREHOLDERS OF SHENANDOAH TELECOMMUNICATIONS COMPANY:

        Your proxy in the enclosed form is solicited by the management of the Company for use at the Annual Meeting of Shareholders to be held in the Social Hall of the Edinburg Fire Department, Stoney Creek Boulevard, Edinburg,
Virginia, on Tuesday, April 17, 2001, at 11:00 a.m., and any adjournment thereof.

        The mailing address of the Company's executive offices is P.O. Box 459, Edinburg, Virginia 22824.

        The Company has 8,000,000 authorized shares of common stock, of which 3,759,670 shares were outstanding on March 20, 2001. This proxy statement and the Company's Annual Report, including financial statements for 2000, are being mailed on or about March 30, 2001, to approximately 3,731 shareholders of record on March 20, 2001. Only shareholders of record on that date are entitled to vote. Each outstanding share will entitle the holder to one vote at the Annual Meeting. The Company intends to solicit proxies by the use of the mail, in person, and by telephone. The cost of soliciting proxies will be paid by the Company.

        Executed proxies may be revoked at any time prior to exercise. Proxies will be voted as indicated by the shareholders. Executed but unmarked proxies will be voted "FOR" the election of the three nominees for Class III Directors.


                            THE ELECTION OF DIRECTORS

                         Directors Standing for Election

        There are currently nine directors (constituting the entire Board of Directors of the Company), divided into three classes. The current term of Class III Directors expires at the 2001 Annual Meeting. The Board of Directors proposes that the nominees described below, all of whom are currently serving as Class III Directors, be re-elected to Class III for a new term of three years and until their successors are duly elected and qualified.

        The proxy holders will vote the proxies received by them (unless contrary instructions are noted on the proxies) for the election of the three nominees as directors, all of whom are now members of and constitute the Class III Directors. If any such nominees should be unavailable, the proxy holders will vote for substitute nominees in their discretion. Shareholders may withhold the authority to vote for the election of directors or one or more of the nominees. Directors will be elected by a plurality of the votes cast. Abstentions and shares held in street name that are not voted in the election of directors will not be included in determining the number of votes cast. The names and principal occupation of the three nominees, six current directors and executive officers are indicated in the following table. The Board of Directors unanimously recommends a vote "FOR" election of directors.


                               BOARD OF DIRECTORS


                              Year
                              Elected           Principal Occupation and Other Directorships
      Name of Director        Director  Age                 for Past Five Years
----------------------------- --------- ------ -----------------------------------------------
            (1)                 (2)                                 (3)
                       Nominees for Election of Directors

Class III (Term expires 2004) - The directors standing for election are:
 Dick D. Bowman                1980    72    President, Bowman Bros., Inc. (a farm
 Treasurer of the Co.                        equipment dealer); Director, Shenandoah Valley
                                             Electric Cooperative; Director, The Rockingham
                                             Group; Director, Old Dominion Electric
                                                                    Cooperative.

 Christopher E. French         1996    43    President, Shenandoah Telecommunications Co.
 President                                   and its subsidiaries; Director, First National
                                             Corporation.

 James E. Zerkel II            1985    56    Vice Pres., James E. Zerkel, Inc. (a hardware
                                             firm); Director, Shenandoah Valley Electric
                                             Cooperative.

                         Directors Continuing in Office
Class I (Term expires 2002)
 Douglas C. Arthur             1997    58    Attorney-at-Law, Arthur and Allamong;
                                             Director, First National Corporation; Member,
                                             Shenandoah County School Board.

 Harold Morrison, Jr.          1979    71    Chairman of the Board, Woodstock Garage, Inc.
 Secretary of the Co.                        (an auto sales & repair firm); Director, First
                                             Virginia Bank-BR

 Zane Neff                     1976    72    Retired Manager, Hugh Saum Company, Inc.(a
 Asst. Secretary of the Co.                  hardware and furniture store.)

Class II (Term expires 2003)
 Noel M. Borden                1972    64    Retired President, H. L. Borden Lumber Company
 Vice President                              (a retail building materials firm); Chairman
                                             of the Board, First National Corporation.

 Ken L. Burch                  1995    56    Farmer

 Grover M. Holler, Jr.         1952    80    President, Valley View, Inc. (a real estate
                                             developer.)

(1) The directors who are not full-time employees of the Company were compensated in 2000 for their services on the Board and one or more of the Boards of the Company's subsidiaries at the rate of $500 per month plus $500 for each Board meeting attended. Additional compensation was paid during the year to certain non-employee directors who also serve as Vice President, Secretary, Assistant Secretary, and Treasurer, for their services in these capacities, in the amounts of $1,700, $3,440, $1,700, and $3,440, respectively.
(2) Years shown are when first elected to the Board of the Company or the Company's predecessor, Shenandoah Telephone Company. Each nominee has served continuously since the year he joined the Board.
(3)     Each director also serves as a director of the Company's subsidiaries.

                  Attendance of Board Members at Board and Committee Meetings

        During 2000, the Board of Directors held 13 meetings. All of the directors attended at least 75 percent of the aggregate of: (1) the total number of meetings of the Board of Directors; and (2) the total number of meetings held by all committees of the Board on which they served.


                   Standing Audit, Nominating, and Compensation Committees
                            of the Board of Directors

1. Audit Committee - Prior to October 13, 2000, the Finance Committee of the Board of Directors performed a function similar to that of an Audit Committee. The Finance Committee consisted of the following directors: Dick
     D. Bowman (Chairman), Grover M. Holler, Jr., and Noel M. Borden. On October 13, 2000 an Audit Committee was created separate from the Finance
     Committee. The Audit Committee consists of Grover M. Holler, Jr. (Chairman), Douglas C. Arthur, and James E. Zerkel II. The Audit Committee was established so that the committee members would be independent under the listing standards of the NASDAQ Stock Market. During 2000 there were three meetings of the Finance Committee. Additional business of the committees was conducted in connection with the regular Board meetings. Before October 13, 2000, the Finance Committee was responsible for the employment of outside auditors and for receiving and reviewing the auditor's report. As of October 13, 2000, this function is being performed by the Audit Committee.

2. Nominating Committee - The Board of Directors does not have a standing Nominating Committee.

3. Compensation Committee - The Personnel Committee of the Board of Directors performs the function of a compensation committee. The Personnel Committee consists of the following directors: Noel M. Borden (Chairman), Harold Morrison, Jr., and James E. Zerkel. The committee is responsible for the wages, salaries, and benefit programs for all employees. During 2000 there were three meetings of this committee.

                                 STOCK OWNERSHIP

        The following table presents information relating to the beneficial ownership of the Company's outstanding shares of common stock by all directors, executive officers, and all directors and officers as a group. The Company is not aware of any other ownership interest of 5% or more of the Company's outstanding stock.
                                           No. of Shares       Percent
Name and Address                      Owned as of 2-1-01(1)   of Class (2)
-------------------------------------------------------------------------------

Douglas C. Arthur                                1,440             *
Noel M. Borden                                  18,842             *
Dick D. Bowman                                  46,564            1.24
Ken L. Burch                                    45,172            1.20
Christopher E. French                          293,979(3)         7.82
Grover M. Holler, Jr.                           70,736            1.88
Harold Morrison, Jr.                            19,828             *
Zane Neff                                        7,716             *
James E. Zerkel II                               4,498             *
David E. Ferguson                                2,459(3)          *
David K. MacDonald                                 640(3)          *
Laurence F. Paxton                               2,184(3)          *
William L. Pirtle                                1,525(3)          *

Total shares beneficially owned by
13 directors and officers as a group           515,583            13.69

(1) Includes shares held by relatives and in certain trust relationships, which may be deemed to be beneficially owned by the nominees under the rules and regulations of the Securities and Exchange Commission; however, the inclusion of such shares does not constitute an admission of beneficial ownership.
(2) Asterisk indicates less than 1%.
(3) Includes 1,775, 1,287, 420, 981 and 1,209 shares subject to options exercisable within 60 days, by Christopher French, David Ferguson, David MacDonald, Laurence Paxton, and William Pirtle, respectively.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        In 2000, the Company purchased vehicles and received services from Mr. Morrison's company in the amount of $70,040; and, purchased supplies and received services from Mr. Zerkel's company in the amount of $5,869. Management believes that each of the companies provides these services to the Company on terms comparable to those available to the Company from other similar companies. No other director is an officer, director, employee, or owner of a significant supplier or customer of the Company.

                           SUMMARY COMPENSATION TABLE

        The following Summary Table is furnished as to the salary and incentive payment paid by the Company and its subsidiaries on an accrual basis during the fiscal years 1998, 1999, and 2000 to, or on behalf of, the Chief Executive Officer and each of the other executive officers who earn more than $100,000 per year.
                                                         Long-Term
                                    Annual Compensation  Compensation
                                    -------------------  ------------

                                                                       Other
  Name and Principal                           Incentive           Compensation
     Position                Year   Salary($)  Payment($) Options(#)  ($)(1)
     --------                ----   ---------  ---------------------  ------
Christopher E. French        2000   $168,375    $43,342     573      $ 8,938
     President               1999    159,424     35,700     529        8,225
                             1998    148,318     38,041     489        7,849

David E. Ferguson            2000    111,681     18,123     406        7,703
     Vice President-         1999    105,277     15,705     371        7,161
     Customer Service        1998    101,204     16,232     361        7,096

David K. MacDonald           2000     87,004     17,725     317        6,379
    Vice President-          1999     84,365     13,039     262        5,720
    Engineering &
     Construction            1998     70,345     11,925      -         4,488

Laurence F. Paxton           2000     88,839     14,855     287        6,401
     Vice President-         1999     84,872     12,290     283        5,906
     Finance                 1998     81,059     13,439     279        5,972

William L. Pirtle            2000    106,387     17,733     391        6,660
     Vice President-         1999    101,633     15,384     378        6,192
     Personal Comm. Service  1998     96,990     15,991     329        6,196

(1) Includes amounts contributed by the Company under its 401(k) and Flexible Benefits Plans, each of which is available to all regular Company employees.


                               OPTION GRANTS TABLE
                        Option Grants in Last Fiscal Year


                                                                Potential
                        Individual Grants                   Realizable Value at
                        -----------------                  Assumed Annual Rates
                             Percent of                       of Stock Price
                            Total Options  Exercise           Apprciation For
                     Options  Granted      Or Base  Expiration   Option Term
Name                (Shares) Fiscal Year  Per Share   Date     5%(1)   10%(1)
----                --------------------  ---------   ----     -----   ------
Christopher E. French    573     3.0%      $34.37   2/14/2005  $5,444   12,022
David E. Ferguson        406     2.1%       34.37   2/14/2005   3,857    8,518
David K. MacDonald       317     1.7%       34.37   2/14/2005   3,012    6,651
Laurence F. Paxton       287     1.5%       34.37   2/14/2005   2,727    6,021
William L. Pirtle        391     2.0%       34.37   2/14/2005   3,715    8,203


(1) In order to realize the potential value set forth, the price per share of the Company's common stock would be approximately $43.87 and $55.35, respectively, at the end of the five-year option term.


                    OPTION EXERCISES AND YEAR END VALUE TABLE
     Aggregated Option Exercises in Last Fiscal Year and FY-End Option Value

                                                No. of           Value of
                                              Unexercised      Unexercised
                                                Options/       in the Money
                                             FY-End (Shares) Options/FY-End ($)
                   Shares Acquired    Value   Exercisable/    Exercisable/
Name                on Exercise    Realized  Unexercisable    Unexercisable
---------------     -----------    --------  -------------    -------------
Christopher E. French        0          0       1,224/838       12,412/2,964
David E. Ferguson            0          0         898/592        9,091/2,080
David K. MacDonald           0          0         131/448        1,465/1,465
Laurence F. Paxton           0          0         696/429        7,040/1,588
William L. Pirtle            0          0         825/580        9,387/2,114

Closing price on December 31, 2000 was $32.125 and was used in calculating the value of unexercised options.


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


                            Estimated Annual Pension
                            Years of Credited Service
        Final Average
        Compensation       15            20         25          30          35
        -----------------------------------------------------------------------
         $    20,000    $  3,420    $  4,560    $  5,700    $  6,840    $  7,130
              35,000       5,985       7,980       9,975      11,970      12,478
              50,000       9,797      13,062      16,328      19,594      20,319
              75,000      16,509      22,012      27,516      33,019      34,106
             100,000      23,222      30,962      38,703      46,444      47,894
             125,000      29,934      39,912      49,891      59,869      61,681
             150,000      36,647      48,862      61,078      73,294      75,469
             170,000      42,017      56,022      70,028      84,034      86,499

        Covered Compensation for those retiring in 2001 is $37,212. Final Average Compensation equals an employee's average annual compensation for the five consecutive years of credited service for which compensation was the highest. The amounts shown as estimated annual pensions were calculated on a straight-life basis assuming the employee retires in 2001. The Company did not make a contribution to the Retirement Plan in 2000, as the Plan was adequately funded. Christopher French, David Ferguson, David MacDonald, Laurence Paxton, and William Pirtle had 19 years, 33 years, 5 years, 10 years, and 8 years, respectively, of credited service under the plan as of January 1, 2001.


             REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

        The Audit Committee of the Board of Directors of the Company serves as a representative of the Board for general oversight of the Company's financial accounting and reporting systems, managing the audit process, and monitoring compliance with applicable laws and regulations. The Board of Directors has adopted a written charter for the Audit Committee, and a copy of the charter is included as Appendix A to this proxy statement. The Company's management has primary responsibility for preparing the Company's financial statements and the Company's financial reporting process. The Company's auditors are responsible for expressing an opinion on the conformity of the Company's audited financial statements to generally accepted accounting principles. In this context the Audit Committee hereby reports as follows:

1. The Committee has reviewed and discussed the audited 2000 financial statements with management.
2. The Committee has discussed with the independent auditors the matters required to be discussed by SAS 61.
3. The Committee has received the auditor's disclosures regarding the auditor's independence from the Company.
4. No item has come to the attention of the Committee which would lead its members to believe that the audited 2000 financial statements in the Company's Annual Report contained an untrue statement of a material fact or omitted a material fact that would make the statements misleading.
5. The Committee recommended to the Board of Directors, and the Board has approved, that the audited financial statements be included in the Company's Annual Report on Form 10-K for the calendar year ended December 31, 2000 for filing with the Securities and Exchange Commission.

    Each of the members of the Audit Committee is independent as defined under the listing standards of the NASDAQ Stock Market.

                                    Submitted by the Company's Audit Committee
                                            Grover M. Holler, Jr., Chairman
                                            Douglas C. Arthur
                                            James E. Zerkel II


             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

        The members of the Personnel Committee of the Board of Directors of the Company perform the function of a Compensation Committee. The Committee's approach to compensation of the Company's executive officers, including the Chief Executive Officer, is to award a total compensation package consisting of salary, annual and long-term incentives, and fringe benefit components, which recognizes that the compensation of executive officers should be established at levels which are consistent with the Company's objectives and achievements. The compensation package, and the Committee's approach to setting compensation, is to provide base salaries at levels that are competitive with amounts paid to senior executives with comparable qualifications, experience, and responsibilities. The annual incentive compensation is approved upon achievement of corporate objectives. The longer-term incentive compensation, consisting of the Company's Incentive Stock Option Plan, is closely tied to the Company's success in achieving increases in the Company's stock price, thereby benefiting all shareholders. The Committee reviews industry compensation surveys, and compares compensation data from public filings by other publicly held companies in our industry and market region. In setting the compensation of the executive officers other than the Chief Executive Officer, the Committee receives and accords significant weight to the input of the Chief Executive Officer.

        The Committee has recognized the success of the Company's executives in accomplishing the Company's various strategic objectives, and has taken into account management's commitment to the long-term success of the Company. The Company has continued to expand its product and service offerings and has also continued its expansion beyond its traditional geographic base. The Company has also continued to focus its efforts on increasing earnings and on providing superior customer service while controlling operating costs. These actions will in turn assist the Company in meeting the challenge of achieving growth in an increasingly competitive telecommunications industry. Based upon its evaluation of these and other relevant factors, the Committee is satisfied that the executives have contributed positively to the Company's long-term financial performance.

        The annual base salary of the Chief Executive Officer is determined by the Committee in recognition of his leadership role in formulating and executing strategies for responding to the challenges of our industry, and the Committee's assessment of his past performance and its expectation for his future contributions in leading the Company. The 2000 base salary was not set in response to attainment of any specific goals by the Company, although the Committee took into consideration his individual contributions to the Company's performance, reflected by approximately 41% growth in revenues, 53% growth in earnings, and his efforts to successfully negotiate the sale of two major wire-less assets.

        The annual incentive plan stresses improvement in both financial performance, as measured by increases in net income, and service provided to the Company's customers, as measured by trouble reports from customers. Specific target goals are set each year. In 2000, targets were set for increases in revenues from the Company's PCS services; increases in earnings from our non-wireless businesses; reductions in troubles reported by customers; and, a subjective valuation of overall productivity, timely and cost effective completion of projects, and improvement in working relationships between different functional areas of the organization. Performance of these four factors could range from 0 to 200%, and were weighted by 20%, 25%, 30%, and 25% respectively. As a result of its increase in earnings and revenues and a significant improvement in service, the Company reached over 164 percent of its combined goals. Overall performance greatly exceeded the Company's goals and exceeded the goals by a larger margin than the previous year's plan; therefore, incentive payments made to the Company's president and other executive officers were larger than payments made in the previous year.

        The long-term incentive plan involves most employees of the Company, and incentive stock options are currently being granted on a formula related to base salary. Rewards under this plan for the executive officers, as well as all participating employees, are dependent upon increases in the market price of the Company's stock.

                            Submitted by the Company's Personnel Committee:
                                 Noel M. Borden, Chairman
                                 Harold Morrison, Jr.
                                 James E. Zerkel II


                     FIVE-YEAR STOCKHOLDER RETURN COMPARISON

        The following graph compares the performance of the Company's stock to the NASDAQ Market Index and the S&P Telephone Index. The S&P Telephone Index consists of Alltel Corporation; BellSouth Corporation; CenturyTel, Inc; Qwest Communications International Inc.; SBC Communications Inc.; and, Verizon Communications. The graph assumes that the value of the investment in the Company's stock and each of the indices was $100 at December 31, 1995 and that all dividends were reinvested. As of October 23, 2000, the Company's stock became listed on the NASDAQ National Market, and continued to trade under the symbol "SHET."


                                        1995   1996   1997   1998   1999   2000
Shenandoah Telecommunications Company    100    112     99    102    184    178
NASDAQ Stock Market                      100    123    151    213    395    238
S&P Telephone Index                      100    101    141    207    219    196


        Comparison of Five-Year Cumulative Total Return among Shenandoah Telecommunications Company, NASDAQ Market Index, and S&P Telephone Index
                                [OBJECT OMITTED]

            SECTION 16(a) - BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Ownership of and transactions in Company stock by executive officers and directors are required to be reported to the Securities and Exchange Commission pursuant to Section 16(a) of the Securities and Exchange Act. On February 12, 2001 David K. MacDonald, an executive officer, filed a Form 5 for the year ended December 31, 2000 to correct an inadvertent failure to report the indirect ownership of an additional 20 shares on his Form 3 of September 1, 1998. Based solely upon a review of copies of reports of beneficial ownership provided to the Company by officers and directors, the Company believes that all reports required pursuant to Section 16(a) with respect to the year 2000 were timely filed.

                         INDEPENDENT PUBLIC ACCOUNTANTS

        The Board of Directors, on the recommendation of the Audit Committee, has decided to terminate McGladrey and Pullen, LLP's appointment as its auditor and has appointed the firm of KPMG LLP as auditors to make an examination of the accounts of the Company for the 2001 fiscal year. McGladrey and Pullen, LLP has made the annual audits of the Company from 1994 until the year ended December 31, 2000. In connection with its reports on the financial statements of the Company for each of the years in which it performed an audit, there were no disagreements with McGladrey and Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. In addition, these audit reports did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. It is not expected that representatives of either firm will be present at the annual meeting.

                                   Audit Fees
        The aggregate fees billed for Audit of the Company's annual financial statements for 2000 and the reviews of the financial statements included in the Company's forms 10-Q for 2000 was $79,536.

          Financial Information Systems Design and Implementation Fees
        The Company did not engage the principal accountant for any services of this nature.

                                 All Other Fees
        The aggregate of all other fees billed by the principal accountant was $42,226, the majority of which was for audit of the Company's benefit plans and assistance in preparing tax returns. The Audit Committee considers the nature of this work to be compatible with maintaining the principal accountant's independence.

                            PROPOSALS OF SHAREHOLDERS

        Proposals of shareholders to be included in management's proxy statement and form of proxy relating to next year's annual meeting must be received at the Company's principal executive offices no later than November 30, 2001. In addition, in order for any matter to be properly brought before the 2002 annual meeting, the stockholder must notify the Company in writing no later than December 17, 2001.

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


                                    FORM 10-K

        The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission is available to shareholders, without charge, upon request to Mr. Laurence F. Paxton, Vice President-Finance, Shenandoah Telecommunications Company, P. O. Box 459, Edinburg, VA 22824; or, can be retrieved from the Securities and Exchange Commission website at www.sec.gov.

                                   APPENDIX A

                SHENANDOAH TELECOMMUNICATIONS COMPANY AUDIT COMMITTEE CHARTER

Organization - There shall be a committee of the board of directors to be known as the audit committee. The audit committee shall be composed of three or more directors who are independent of the management of the corporation and are free of any relationship that, in the opinion of the board of directors, would interfere with their exercise of independent judgment as a committee member.

Statement of Policy - The audit committee shall provide assistance to the corporate directors in fulfilling their responsibility to the shareholders, potential shareholders, and investment community relating to corporate accounting, reporting practices of the corporation, and the quality and integrity of the financial reports of the corporation. In so doing, it is the responsibility of the audit committee to maintain free and open means of communication between the directors, the independent auditors, and the financial management of the corporation.

Responsibilities - In carrying out its responsibilities, the audit committee believes its policies and procedures should remain flexible, in order to best react to changing conditions and to ensure to the directors and shareholders that the corporate accounting and reporting practices of the corporation are in accordance with all requirements and are of the highest quality.

In carrying out these responsibilities, the audit committee will:

o Reassess the adequacy of this written charter on an annual basis.

o Review and recommend to the directors the independent auditors to be selected to audit the financial statements of the corporation and its divisions and subsidiaries. The independent auditors will be ultimately accountable to the directors.

o Meet with the independent auditors and financial management of the corporation to review the scope of the proposed audit for the current year and the audit procedures to be utilized, and at the conclusion thereof review such audit, including any comments or recommendations of the independent auditors.

o Review with independent auditors and financial and accounting personnel, the adequacy and effectiveness of the accounting and financial controls of the corporation, and elicit any recommendations for the improvement of such internal control procedures or particular areas where new or more detailed controls or procedures are desirable. Particular emphasis should be given to the adequacy of such internal controls to expose any payments, transactions, or procedures that might be deemed illegal or otherwise improper.

o Ensure that at least one member of the Audit Committee possesses the necessary financial sophistication for financial oversight responsibilities, as evidenced by past employment experience in finance or accounting, or other comparable experience or background.

o Receive from the independent auditors a formal written statement delineating all relationships between the auditors and the company.

o Review the financial statements contained in the annual report to shareholders with management and the independent auditors to determine that the independent auditors are satisfied with the disclosure and content of the financial statements to be presented to the shareholders. Any changes in accounting principles should be reviewed.

o Provide sufficient opportunity for the independent auditors to meet with the members of the audit committee without members of management present. Among the items to be discussed in these meetings are the independent auditors' evaluation of the corporation's financial, accounting, and auditing personnel, and the cooperation that the independent auditors received during the course of the audit.

o Review human resources and succession planning within the accounting and financial departments of the company.

o Submit the minutes of all meetings of the audit committee to, or discuss the matters discussed at each meeting with, the board of directors.

o Investigate any matter brought to its attention within the scope of its duties, with the power to retain outside counsel for this purpose if, in its judgment, that is appropriate.

o Review related party transactions for potential conflict of interest situations.

EXHIBIT 21.     LIST OF SUBSIDIARIES

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

EXHIBIT 23.    CONSENT OF INDEPENDENT AUDITORS

               As independent auditors, we hereby consent to the incorporation of our report, dated January 26, 2001, except for Note 13, as to which the date is March 23, 2001, incorporated by reference in this annual report of Shenandoah Telecommunications Company on Form 10-K, into the Company's previously filed Form S-8 Registration Statement, File No. 333-21733 and Form S3-D Registration Statement No. 333-74297.


Richmond, Virginia
March 30, 2001