Form 10-Q/A
period 2000-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2001-05-15
CIK 354963

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

                           SHENANDOAH TELECOMMUNICATIONS COMPANY




                                           INDEX


                                                                         Page
                                                                        Nuumber

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
          March 31, 2000 and December 1999                                1-2

         Condensed Consolidated Statements of Income
          Three Months Ended March 31, 2000 and 1999                        3

         Condensed Consolidated Statements of Cash Flow
           Three Months Ended March 31, 2000 and 1999                       4

         Condensed Consolidated Statements of
            Stockholders' Equity Three Months Ended March 31, 2000 and
            Year Ended December 31, 1999                                    5

         Notes To Consolidated Financial Statements                       6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8-14

PART II. Other Information

Item 3a.    Quantitative and Qualitative Disclosures about Market Risk     15

Item 4.  Submission of Matters To a Vote of Security Holders               15

Item 6.  Exhibits and Reports on Form 8-K                                  15

         Signatures                                                        15

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

                  LIABILITIES & STOCKHOLDERS' EQUITY

                                       March 31, 2000   December 31, 1999
                                          (Unaudited)
                                       --------------   -----------------
Current Liabilities
  Current maturities of long-term debt   $ 1,423,515       $ 1,340,711
  Accounts payable                         1,896,860         2,195,958
  Advance billings & payments                649,936           870,717
  Refundable equipment payment             3,871,365         3,871,365
  Customers' deposits                        123,852           118,641
  Accrued compensation                       697,981           947,401
  Other current liabilities                  975,555           781,248
  Income and other taxes payable             857,196           908,677
                                         ------------   ---------------
Total Current Liabilities                 10,496,260        11,034,718

Long-Term Debt, less current maturities   37,535,901        31,688,737

Other Liabilities and Deferred Credits
  Deferred investment tax credit              58,927            76,323
  Deferred income taxes                   14,647,705        16,061,709
  Pension & other                          1,385,409         1,453,724
                                         ------------   ---------------
                                          15,923,041        17,591,756

Minority Interests                         2,032,933         2,460,412

Stockholders' Equity
  Common stock                             4,762,673         4,734,377
  Retained earnings                       50,526,657        48,498,503
  Unrealized gains on available for       14,467,360        17,042,079
    sale security
                                         ------------   ---------------
                                          69,756,690        70,274,959
                                         ------------   ---------------
                                        $135,744,825      $133,050,582
                                         ============   ===============











   See accompanying notes to the condensed consolidated financial statements.

                  SHENANDOAH TELECOMMUNICATIONS COMPANY
                         AND SUBSIDIARY COMPANIES
                      PART I. FINANCIAL INFORMATION
                       ITEM I. FINANCIAL STATEMENTS
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)

                                      Three months ended March 31,
                                          2000            1999

OPERATING REVENUES
  Telephone revenues
    Local service                          $1,083,908    $  960,104
    Access                                  1,923,337     1,890,951
    Toll                                        7,328         5,802
    Miscellaneous:
     Directory                                323,603       314,146
     Facility leases                          894,901       502,382
     Billing & collection                     116,558       123,952
     Other miscellaneous                       69,260        37,987
  Total telephone revenues                  4,418,895     3,835,324
  Cable television revenues                   887,950       785,741
  ShenTel service revenues                  1,364,533       932,744
  Leasing revenues                              2,452         3,294
  Mobile revenues                           3,757,979     2,421,434
  PCS revenues                              2,427,851       702,478
  Long distance revenues                      273,553       280,259
  Network revenues                            145,824       153,733
                                              -------       -------
Total Revenues and Sales                   13,279,037     9,115,007
                                           ==========     =========

OPERATING EXPENSES
  Cost of products and services             1,212,325       462,114
   sold
  Line costs                                  137,220       107,176
  Plant specific                            1,084,100       755,839
  Plant non-specific:
    Network & other                         2,287,709     1,494,575
    Depreciation and                        1,840,602     1,557,936
     amortization
  Customer operations                       1,673,576     1,213,148
  Corporate operations                        667,689       668,269
  Other operating expenses                    292,710       264,517
  Taxes other than income                     184,056        39,368
                                              -------        ------
Total Operating Expense                     9,379,987     6,562,942
                                            ---------     ---------
Operating Income                            3,899,050     2,552,065
                                            ---------     ---------




See accompanying notes to the condensed consolidated financial statements.

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                            AND SUBSIDIARY COMPANIES
                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                         Three months ended March 31,
                                             2000           1999

Non-operating income less expense        $   530,119    $   232,530
Interest Expense                             507,890        468,561
                                         -----------    -----------
Income before income taxes                 3,921,279      2,316,034
Provision for income taxes                 1,232,604        784,639

Net income before minority                 2,688,675      1,531,395
interest
Minority interest                           (660,521)      (218,498)
Net income                               $ 2,028,154    $ 1,312,897

  Weighted average common
  shares outstanding                       3,756,232      3,755,760
  Basic and diluted earnings per share   $      0.54    $      0.35








   See accompanying notes to the condensed consolidated financial statements.

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                            AND SUBSIDIARY COMPANIES
                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                                    Three months ended
                                                         March 31,
                                                      2000        1999
Cash Flows From Operating Activities
  Net Income                                       2,028,154   $1,312,897
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation                                       1,724,364    1,451,832
Amortization                                         116,238      106,104
Deferred taxes (benefits)                         (1,583,004)    (196,926)
  Loss on equity investments                         508,227       53,843
  Minority share of income, net of distributions    (427,479)    (277,562)
  Other                                              (17,396)     (95,720)
  Decrease (increase) in:
    Accounts receivable                              741,798      (56,351)
    Materials and supplies                           185,507      396,995

 Increase (decrease) in:
    Accounts payable                                (299,098)      68,880
    Other prepaids, deferrals and accruals          (394,442)     538,286
                                                  ------------------------
Net cash provided by operating activities          2,582,869    3,302,278

Cash Flows From Investing Activities
  Purchase of property plant and equipment, net
   of retirements                                 (8,918,774)  (2,090,427)
  Purchase of investment securities                 (329,343)     (38,697)
  Maturity of held-to-maturity securities                  0      499,581
  Cash flows from investments, principally
     distributions from equity investments           388,740      303,166
                                                  ------------------------
Net cash used in investing activities             (8,859,377)  (1,326,377)

Cash Flows From Financing Activities
  Proceeds from long term debt                      6,285,863           0
  Proceeds from issuance of common stock               28,296           0
  Principal payments on long term debt               (355,895)   (144,900)
                                                  ------------------------
Net cash provided by (used in) financing            5,958,264
activities                                          5,958,264    (144,900)
                                                  ------------------------
Net increase (decrease) in cash                      (318,244)  1,831,001

Cash and cash equivalents
  Beginning                                         7,155,827   4,891,109
                                                    ---------   ---------
  Ending                                           $6,837,583  $6,722,110
                                                   ==========  ==========




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

                                                          Accumulated
                                                             Other
                                      Common    Retained  Comprehensive
                            Shares    Stock     Earnings    Income       Total
                           ----------------------------------------------------

Balance,
 December 31, 1998      3,755,760 $4,734,377 $44,173,730  $ 638,619 $49,546,726
                                                                   ------------
 Comprehensive income
   Net income                                  6,427,999              6,427,999
   Change in unrealized gain
   on securities available-for-sale
   net of tax $10,078,972                                16,403,460  16,403,460
                                                                    ------------
   Total comprehensive income                                        22,831,459
                                                                    -----------
  Dividends declared                          (2,103,226)            (2,103,226)

                           ----------------------------------------------------
Balance,
 December 31, 1999      3,755,760  4,734,377  48,498,503 17,042,079  70,274,959
                                                                     ----------
  Comprehensive income
   Net income                                   2,028,154             2,028,154
   Change in unrealized gain
   on securities available-for-sale
   net of tax ($1,575,376)                               (2,574,719) (2,574,719)
                                                                    ------------
    Total comprehensive income                                         (546,565)
                                                                    ------------
  Issue shares of Common
   Stock                    1,334      28,296                            28,296
                           -----------------------------------------------------

Balance, March 31, 2000  3,757,094   4,762,673 50,526,657 14,467,360 $69,756,690
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

4. The Company has identified nine reporting segments based on the products and services each provide. Each segment is managed and evaluated separately because of differing technologies and marketing strategies. A summary of external revenues and net income of each segment is as follows:

                      For the three months ended March 31, 2000   March 31, 2000
                       External      Internal          Net              Total
                       Operating     Operating
                        Revenues      Revenues        Income           Assets
                      ----------------------------------------    --------------
Holding               $      --     $      --      $   280,326    $  54,514,806
Telephone               4,418,895       537,935      1,370,435       75,355,059
Cable TV                  887,950           600        (29,977)      11,471,815
ShenTel                 1,364,533        61,164         23,881        5,395,203
Leasing                     2,452          --            4,098          296,975
Mobile                  3,757,979       263,695        945,026       16,996,600
PCS                     2,427,851         4,747       (708,591)      18,322,229
Long Distance             273,553        97,354         53,628          257,141
Network                   145,824        44,897         89,328        1,177,906
                      -----------   -----------    -----------    -------------
Combined Totals       $13,279,037   $ 1,010,392    $ 2,028,154    $ 183,787,734
Inter-segment
Eliminations                 --      (1,010,392)          --        (48,042,909)
                      -----------   -----------    -----------    -------------
Consolidated Totals   $13,279,037   $              $ 2,028,154    $ 135,744,825

                      SHENANDOAH TELECOMMUNICATIONS COMPANY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


                     For the three months ended March 31, 1999  March 31, 1999
                        External    Internal        Net              Total
                       Operating    Operating
                        Revenues    Revenues       Income           Assets
                       ----------   ---------    -----------    -------------
Holding                $     --     $    --      $    12,661    $  26,515,528
Telephone               3,835,324     431,271      1,403,292       66,443,845
Cable TV                  785,741         600        (90,630)      11,056,597
ShenTel                   932,744      63,559         52,596        3,842,816
Leasing                     3,294        --            5,586          283,351
Mobile                  2,421,434     146,244        271,866       13,089,147
PCS                       702,478       4,265       (467,141)       8,884,511
Long Distance             280,259      58,144         67,521          262,422
Network                   153,733      21,312         57,146        1,425,108
                       ----------   ---------    -----------    -------------
Combined Totals        $9,115,007   $ 725,395    $ 1,312,897    $ 131,803,325
Inter-segment
Eliminations                 --      (725,395)          --        (37,587,896)
                       ----------   ---------    -----------    -------------
Consolidated Totals    $9,115,007   $    --      $ 1,312,897    $  94,215,429


Inter-segment eliminated assets represent amounts invested in and notes payable between the reporting segments.

5.  SUBSEQUENT EVENT REFILING OF 10Q

     In March 2001, the Company was informed by Sprint PCS of an error related to travel revenues that were reported to the Company for the 2000-year. As a result, the Company has restated its results of operations for the three months ended March 31, 2000 from the amounts originally reported. A summary of the impact follows:

                                      Original              Amended
PCS revenues                        $2,523,851            $2,427,851
Operating income                    $3,995,050            $3,899,050
Net income                          $2,090,154            $2,028,154
Basic and diluted EPS                    $0.56                 $0.54

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

                      SHENANDOAH TELECOMMUNICATIONS COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The regulated telephone company's largest source of revenue is for access to the local exchange network by interexchange carriers. These revenues increased 1.7% in first quarter 2000 compared to a decrease of 1.7 % in first quarter 1999. The small changes in 1999 and 2000 are due in part to reductions in tariffed pricing by the National Exchange Carrier Association (NECA) for interstate traffic. The price reductions negated growth in the traditional main drivers of access revenues, which are minutes of use and access lines. The minutes of use increased 8.2% in first quarter 2000 compared to an increase of 5.8% in first quarter 1999. The number of access lines increased by 4.4% in first quarter 2000 versus an increase of 3.7% in first quarter 1999.

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

     The Mobile revenues are mainly derived from wireless communications services, particularly analog cellular services. Total cellular revenues represented 25.9% of the Company's revenues during the first quarter of 2000 compared to 24.9% in first quarter 1999. There were approximately 12,000 customers at March 31, 2000 and approximately 11,000 at March 31 the prior year. During the past year the cellular operation has experienced increased customer turnover and implemented rate reductions in response to increased competition. The quarterly increase in outcollect roamer revenues was about $1,250,000 or 111.3% compared to an increase of approximately $160,000 or 16.7% the prior year. This change is principally attributed to increased wireless usage by the traveling public.

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

    PCS revenues increased by $1,724,000 or 245.6% in the first quarter of 2000 compared to a first quarter increase of 5.4% in 1999. PCS revenues were 18.3% of total revenues for first quarter 2000 versus 7.7% of total revenues for first quarter 1999. First quarter 1999 results included negative adjustments of almost $150,000. There were about 6,900 customers at March 31, 1999 and approximately 11,700 at March 31, 2000. As discussed above, in the fourth quarter of 1999 the Company became a Sprint PCS affiliate, adopting the CDMA air interface technology as the standard for its network and turning up the new network in late October of 1999. National branding and improved roaming were major factors in our decision. While the technology transition limited customer growth for most of 1999, a majority of the GSM customers were converted to the new technology by year end. Thus far the new service has been well received in the market, as the majority of the customer growth experienced in the past year occurred in the November, 1999 to March, 2000 timeframe.

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

                        SHENANDOAH TELECOMMUNICATIONS COMPANY
                        (Registrant)




May 10, 2001             /s/ CHRISTOPHER E. FRENCH
                        Christopher E. French
                        President



May 10, 2001             /s/ LAURENCE F. PAXTON
                        Laurence F. Paxton
                        Vice President - Finance