Form 10-Q/A
period 2000-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2001-05-15
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-Q/A


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended June 30, 2000

                          Commission File Number 0-9881


                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                      -------------------------------------
             (Exact name of registrant as specified in its charter)



         Virginia                                          54-1162806
----------------------------------                      -----------------
(State or other jurisdiction of                        (I.R.S. Employer
of incorporation or organization                        Identification  Number)


                      PO Box 459, Edinburg, Virginia 22824
                      ------------------------------------
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

       YES         X                             NO
                --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


      Class                                 Outstanding at July 31, 2000
-----------------------------               -----------------------------
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

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                            AND SUBSIDIARY COMPANIES
                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    June 30, 2000             December 31, 1999
ASSETS                                                               (Unaudited)
                                                              --------------------------  --------------------------
Current Assets
  Cash and cash equivalents                                              $    4,996,482              $    7,155,827
  Accounts receivable, including interest                                     4,474,612                   4,918,089
  Materials and supplies                                                      3,671,965                   4,089,605
  Prepaid expenses and other current assets                                     484,382                     543,735
                                                              --------------------------  --------------------------
  Total current assets                                                       13,627,441                  16,707,256

Securities and Investments
  Available-for-sale securities                                              26,240,100                  30,719,358
  Other Investments                                                           5,758,191                   5,094,020
                                                              --------------------------  --------------------------
                                                                             31,998,291                  35,813,378

Property, Plant and Equipment
  Plant in service                                                          112,135,270                  99,821,705
  Plant under construction                                                   15,579,981                   9,133,665
                                                              --------------------------  --------------------------
                                                                            127,715,251                 108,955,370
  Less accumulated depreciation                                              37,285,375                  34,406,816
                                                              --------------------------  --------------------------
                                                                             90,429,876                  74,548,554

Other assets
  Cost in excess of net assets of business acquired                           5,630,042                   5,630,042
  Deferred charges and other assets                                             531,646                     590,019
  Radio spectrum license                                                      1,340,750                   1,340,750
                                                              --------------------------  --------------------------
                                                                              7,502,438                   7,560,811
  Less accumulated amortization                                               1,668,039                   1,579,417
                                                              --------------------------  --------------------------
                                                                              5,834,399                   5,981,394

Total Assets                                                            $   141,890,007             $   133,050,582
                                                              ==========================  ==========================

See accompanying notes to the condensed consolidated financial statements.

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                            AND SUBSIDIARY COMPANIES
                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    June 30, 2000             December 31, 1999
LIABILITIES AND STOCKHOLDERS' EQUITY                                 (Unaudited)
                                                              --------------------------  --------------------------
Current Liabilities
  Current maturities of long-term debt                                   $    1,444,473              $    1,340,711
  Accounts payable                                                            4,266,453                   2,195,958
  Advance billings and payments                                                 524,169                     870,717
  Refundable equipment deposit                                                3,871,365                   3,871,365
  Customers' deposits                                                           122,948                     118,641
  Accrued compensation                                                          722,241                     947,401
  Other current liabilities                                                   1,275,458                     781,248
  Other taxes payable                                                           742,133                     908,677
                                                              --------------------------  --------------------------
  Total current liabilities                                                  12,969,240                  11,034,718

Long-Term Debt, less current maturities                                      35,663,213                  31,688,737

Other Liabilities and Deferred Credits
  Deferred investment tax credit                                                 41,542                      76,323
  Deferred income taxes                                                      14,352,627                  16,061,709
  Pension and other                                                           1,488,382                   1,453,724
                                                              --------------------------  --------------------------
                                                                             15,882,551                  17,591,756

Minority Interests                                                            2,063,653                   2,460,412

Stockholders' Equity
  Common stock                                                                4,769,206                   4,734,377
  Retained earnings                                                          56,386,698                  48,498,503
  Accumulated other comprehensive income,
   unrealized gain on available-for-sale securities, net                     14,155,446                  17,042,079
                                                              --------------------------  --------------------------
                                                                             75,311,350                  70,274,959
Total Liabilities and Stockholders' Equity                              $   141,890,007             $   133,050,582
                                                              ==========================  ==========================

See accompanying notes to the condensed consolidated financial statements.

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                            AND SUBSIDIARY COMPANIES
                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                  Three Months Ended June 30,             Six Months Ended June 30,
Operating Revenues                                 2000               1999                 2000              1999
                                            --------------------------------------  ------------------------------------
  Telephone:
    Local service                                   $1,138,100         $1,008,967           $2,222,008       $1,969,071
    Access                                           1,985,833          1,948,981            3,909,170        3,839,932
    Directory                                          324,863            299,334              648,466          613,480
    Facility leases                                  1,288,673            621,502            2,183,574        1,123,884
    Billing, collection, tolls and other               127,533            163,635              320,678          331,376
                                            --------------------------------------  ------------------------------------
     Total telephone revenues                        4,865,002          4,042,419            9,283,896        7,877,743
  Cable television                                     897,648            876,520            1,785,598        1,662,261
  ShenTel service                                    1,246,605            796,859            2,611,137        1,729,603
  Long distance                                        256,814            241,523              530,368          521,782
  Mobile                                             4,367,770          3,158,602            8,125,749        5,580,036
  Network                                              143,857            169,310              289,681          323,043
  PCS                                                2,716,841            937,822            5,144,692        1,640,300
  Other                                                  2,490              2,733                4,942            6,028
                                            --------------------------------------  ------------------------------------
     Total operating revenues                       14,497,027         10,225,788           27,776,063       19,340,796

Operating Expense
  Cost of products and services sold                   968,123            292,469            2,180,448          754,583
  Plant specific                                     1,223,195            814,223            2,307,525        1,566,315
  Plant non-specific:
    Network and other                                3,007,008          1,756,004            5,431,937        3,361,502
    Depreciation and amortization                    1,933,657          1,617,700            3,774,259        3,175,636
  Customer operations                                1,768,316          1,285,139            3,441,892        2,498,287
  Corporate operations                                 681,262            687,227            1,348,951        1,355,497
  Other operating expenses                             962,595            261,717            1,255,305          526,234
  Taxes other than income                              203,142            160,106              387,197          199,474
                                            --------------------------------------  ------------------------------------
                                                    10,747,298          6,874,585           20,127,514       13,437,528
                                            --------------------------------------  ------------------------------------
      Operating Income                            $  3,749,729         $3,351,203         $  7,648,549       $5,903,268
Non-operating income (expense), net                     76,978            641,490              607,097          874,020
Gain on sale of investments                          6,885,180                  0            6,885,180                0
Interest expense                                     (492,431)          (441,565)          (1,000,321)        (910,126)
                                            --------------------------------------  -----------------------------------
Income before income taxes                          10,219,456          3,551,128           14,140,505        5,867,162
Provision for income taxes                           3,563,465          1,170,464            4,796,069        1,955,103
                                            --------------------------------------  ------------------------------------
Net income before minority interest                  6,655,991          2,380,664            9,344,436        3,912,059
Minority interest                                    (795,719)          (439,220)          (1,456,241)        (657,718)
                                            --------------------------------------  ------------------------------------
      Net income                                  $  5,860,272         $1,941,444         $  7,888,195       $3,254,341
                                            ======================================  ====================================

Net earnings per share, basic and
diluted                                                  $1.56              $0.52                $2.10            $0.87
                                            ======================================  ====================================

Weighted average shares outstanding                  3,757,300          3,755,760            3,756,766        3,755,760
                                            ======================================  ====================================

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

                                                                                            Accumulated
                                                                                               Other
                                                             Common         Retained       Comprehensive
                                            Shares           Stock          Earnings          Income            Total
                                       ------------------------------------------------------------------------------------
Balance, December 31, 1998                     3,755,760     $4,734,377      $44,173,730         $ 638,619     $49,546,726
                                                                                                           ----------------
  Comprehensive income
   Net income                                                                  3,254,341                         3,254,341
   Change in unrealized gain
   on securities available-for-sale
   net of tax ($2,165)                                                                               3,247           3,247
                                                                                                           ----------------
       Total comprehensive income                                                                                3,257,588
Balance, June 30, 1999
                                       ------------------------------------------------------------------------------------
                                               3,755,760     $4,734,377      $47,428,071          $641,866     $52,804,314
                                       ====================================================================================


Balance, December 31, 1999                     3,755,760      4,734,377       48,498,503        17,042,079      70,274,959
                                                                                                           ----------------
  Comprehensive income
   Net income                                                                  7,888,195                         7,888,195
   Change in unrealized gain
   on securities available-for-sale
   net of tax ($1,766,223)                                                                     (2,886,633)     (2,886,633)
                                                                                                           ----------------
       Total comprehensive income                                                                                5,001,562
      Issue shares of common stock                               34,829                                             34,829
                                                   1,642
                                       ------------------------------------------------------------------------------------

 Balance, June 30, 2000                        3,757,402     $4,769,206      $56,386,698      $ 14,155,446     $75,311,350
                                       ====================================================================================

See accompanying notes to the condensed consolidated financial statements

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                            AND SUBSIDIARY COMPANIES
                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                      Six Months Ended June 30,
                                                                                        2000             1999
                                                                                  ----------------------------------
Cash Flows from Operating Activities
  Net income                                                                           $ 7,888,195      $ 3,254,340
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                                           3,541,783        2,951,768
  Amortization                                                                             232,476          223,868
  Deferred tax charges (benefits)                                                           57,141         (59,460)
  (Gain) on equity investments                                                         (6,915,180)                0
  Equity in earnings of investees                                                        (577,839)        (742,776)
  Loss on impairment of equipment                                                          673,420                0
  Minority share of income, net of distributions                                         (396,759)         (90,282)
  Other, net                                                                             (156,602)           66,967
  Decrease/(increase) in
    Accounts receivable                                                                    443,477        (176,014)
    Materials                                                                              417,640          150,261
  Increase/(decrease) in
    Accounts payable                                                                     2,070,495          355,947
    Other prepaids, deferrals and accruals                                               (194,514)          (2,804)
                                                                                  ----------------------------------
Net cash provided by operating activities                                                7,083,733        5,931,815

Cash Flows From Investing Activities
  Purchase of property and equipment                                                  (20,096,525)      (4,666,121)
  Purchase of intangible assets                                                                  0        (486,214)
  Net cash flows from investments                                                        6,740,380        1,259,239
                                                                                  ----------------------------------
Net cash used in investing activities                                                 (13,356,145)      (3,893,096)

Cash Flows From Financing Activities
  Proceeds from long-term debt                                                           4,801,717                0
  Proceeds from issuance of common stock                                                    34,829                0
  Principal payments on long-term debt                                                   (723,479)        (273,936)
                                                                                  ----------------------------------
Net cash provided by (used in) financing activities                                      4,113,067        (273,936)
                                                                                  ----------------------------------

Net increase (decrease)  in cash and cash equivalents                                  (2,159,345)        1,764,783
Cash and cash equivalents:
  Beginning                                                                              7,155,827        4,891,109
                                                                                  ----------------------------------

  Ending                                                                                $4,996,482      $ 6,655,892
                                                                                  ==================================


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

4. The Company has identified nine reporting segments based on the products and services each provide. Each segment is managed and evaluated separately because of diverse technologies and marketing strategies. A summary of external operating revenues, internal operating revenues and net income of each segment is as follows:

                                     For the six months ended June 30, 2000                   June 30, 2000
                                    External         Internal
                                   Operating        Operating           Net                       Total
                                    Revenues         Revenues         Income                     Assets
                                --------------------------------------------------         --------------------
Holding                               $        0       $        0     $   277,861                 $ 60,838,642
Telephone                              9,283,896        1,119,575       3,007,057                   75,312,992
Cable TV                               1,785,598            1,200        (68,063)                   12,029,463
ShenTel                                2,611,137          114,111          58,867                    5,428,399
Leasing                                    4,942                0           9,131                      290,856
Mobile                                 8,125,749          523,590       6,285,510                   16,937,093
PCS                                    5,144,692           11,562     (1,943,802)                   23,455,182
Long Distance                            530,368          195,025         167,382                      174,991
Network                                  289,681           94,774          94,774                    1,087,740
                                --------------------------------------------------         --------------------
Combined Totals                      $27,776,063      $ 2,059,837      $7,888,195                 $195,555,358
Inter-segment eliminations                     0      (2,059,837)               0                 (53,665,351)
                                --------------------------------------------------         --------------------
Consolidated Totals                  $27,776,063          $     0      $7,888,195                 $141,890,007

                      SHENANDOAH TELECOMMUNICATIONS COMPANY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                      For the six months ended June 30, 1999                  June 30, 1999
                                     External          Internal
                                    Operating         Operating           Net                     Total
                                     Revenues          Revenues         Income                   Assets
                                ----------------------------------------------------       --------------------
Holding                              $           0      $         0     $   252,759              $  28,215,912
Telephone                                7,877,743          877,017       2,903,950                 65,599,517
Cable TV                                 1,662,261            1,200       (134,971)                 10,994,841
ShenTel                                  1,729,603          120,913        (37,562)                  3,677,349
Leasing                                      6,028                0          10,725                    284,768
Mobile                                   5,580,036          265,676         842,762                 15,461,655
PCS                                      1,640,300            8,208       (834,114)                  8,502,522
Long Distance                              521,782          135,205         102,386                    265,394
Network                                    323,043           50,034         148,406                  1,484,762
                                ----------------------------------------------------       --------------------
Combined Totals                      $  19,340,796      $ 1,458,253     $ 3,254,341              $ 134,486,720
Inter-segment eliminations                       0      (1,458,253)               0               (37,979,196)
                                ----------------------------------------------------       --------------------
Consolidated Totals                  $  19,340,796                0     $ 3,254,340              $  96,507,524

Inter-segment eliminated assets represent amounts invested in and notes payable between the Reporting segments.

5. Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

6. In March 2001, the Company was informed by Sprint PCS of an error related to travel revenues that were reported to the Company for the 2000-year. As a result, the Company has restated its results of operations for the three months and six months ended June 30, 2000 from the amounts originally reported. A summary of the impact follows:

                           Three months                     Six months
                       Original      Restated         Original       Restated
PCS revenues           $3,442,841   $2,716,841      $5,966,692      $5,144,692
Operating income       $4,475,729   $3,749,729      $8,470,549      $7,648,549
Net income             $6,310,272   $5,860,272      $8,400,195      $7,888,195
Basic and Diluted EPS       $1.68        $1.56           $2.24           $2.10

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

                      SHENANDOAH TELECOMMUNICATIONS COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

Total revenue increased $4,271,000 or 41.8% compared to the same period last year. The increase is due primarily to a significant growth in wireless revenues, both in the cellular and PCS operations. Operating income increased $399,000 to $3,750,000 or 11.9% over 1999 second quarter results. The major contributors to improved operations are: a growing customer base, increased travel revenues in the PCS operation and increased roamer revenue in the cellular operation. Other notable improvements occurred in the ShenTel Service equipment sales and Internet operations. Net income is up $3,919,000 due to improved operating results and the impact of the gain on the sale of a partnership interest during the period.

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

For the second quarter of 2000, PCS revenue increased $1,779,000 to $2,717,000 or 18.7% of total revenue. Travel revenues, which are charges for use of the Company's network by customers of Sprint PCS or other Sprint PCS affiliates, are responsible for $722,000 or 40.6% of the increase for the quarter. The remainder of the increase is primarily attributed to increased service revenues and equipment sales from the expanding customer base. The Company's customer base continued to grow with 15,000 customers at the end of June 2000, compared to 7,600 at December, 1999. Comparative numbers as of June 1999 are not meaningful due to the change to CDMA technology. PCS revenue growth is expected to accelerate as the Company opens new retail sales locations and expands the network in several central Pennsylvania markets later this year.

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

Cost of Goods Sold increased $676,000 from $292,000 to $968,000 over the second quarter of 1999, due principally to increased equipment sales associated with the ShenTel Service and PCS operations. Plant Specific expenses increased $409,000 or 50.2%. Significant items were additional site rents associated with the PCS network expansion, expenditures for rights-of-way clearing for wireline facilities, and increased annual maintenance fees associated with computer upgrades completed in 1999. Network and Other expenses were up $1,251,000 or 71.2% due principally to higher volumes of calls associated with the cellular and PCS operations. Customer support operations increased $483,000 or 37.6%, with a majority of the increase attributed to billing and customer care costs for the PCS operation. Depreciation costs are up $316,000 or 19.5% due to the expanding infrastructure of our operations. Other Operating expenses increased of $701,000 from $262,000 to $963,000 due primarily to the the impairment of wireless assets. Operating expense growth is expected to continue at an accelerated pace as the Company's PCS operation continues to expand.

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


RESULTS OF OPERATIONS
FIRST SIX MONTHS 2000 VS FIRST SIX MONTHS 1999

The Company's total revenue increased $8,435,000 or 43.6%, for the six months ended June 30, 2000, compared to the same period last year. The change is the result of an increase in PCS revenue of $3,504,000 from $1,640,000 to $5,144,000, a $2,546,000 or 45.6% increase in Mobile revenue, a $1,406,000 or
17.8% increase in Telephone revenue, a $882,000 or 51.0% increase in ShenTel service revenue, and a $97,000 or 3.9% increase in other revenues. Operating income is up $1,745,000 or 29.6% compared to the six months of 1999, due principally to the same factors as discussed above for quarterly results. Net income is up $4,634,000, the result of higher operating income and the impact of the after tax gain on the sale of the partnership interest of the Virginia RSA 6 cellular operation.

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

Cable Television revenue increased $123,000 or 6.9% due to a 1% increase in the customer base and the sale of new digital pay-per-view services in late spring 2000. As discussed above, the Company's cable TV system upgrade has provided customers with additional service and programming options, and offers new revenue sources to the Company.

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

PCS revenues grew $3,504,000 or 213.7% over the same period last year, the result of changing to the CDMA technology and becoming an affiliate of Sprint PCS. Service revenue (revenue generated by our PCS customers) increased $1,965,000 or 141.2% while travel roaming revenue (Sprint PCS and other affiliates' customers traveling through our territory) increased $1,221,000. Equipment sales revenue increased $287,000, the result of our retail stores selling PCS telephones backed by the Sprint PCS marketing support and brand name.

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

Income before taxes is up $8,273,000 and reflects increased income from operations and the gain on the sale of the partnership interest. Provisions for income taxes are up $2,841,000 based on applying statutory rates.

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

                                    SHENANDOAH TELECOMMUNICATIONS COMPANY
                                    (Registrant)





MAY 10, 2001               /s/ CHRISTOPHER E. FRENCH
                           -------------------------
                           Christopher E. French
                           President




MAY 10, 2001               /s/ LAURENCE F. PAXTON
                           ----------------------
                           Laurence F. Paxton
                           Vice President - Finance