Form 10-Q/A
period 2000-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2001-05-15
CIK 354963

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

                      SHENANDOAH TELECOMMUNICATIONS COMPANY




                                      INDEX

                                                                       Page
                                                                       Number

PART I.   FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets
                  September 30, 2000 (unaudited), and
                  December 31,1999                                      1-2

              Condensed Consolidated Statements of Income
                  Three Months and Nine Months Ended
                  September 30, 2000 and 1999 (unaudited)                 3

              Condensed Consolidated Statements of
                  Stockholders' Equity Nine Months Ended
                  September 30, 2000 and 1999 (unaudited)                 4

               Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2000
                  and 1999 (unaudited)                                    5

              Notes To Condensed Consolidated Financial Statemen       6-10

Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       11-19

Item 3.       Quantitative and Qualitative Disclosures
                  about Market Risk                                      20

PART II.      Other Information

Item 4.       Submission of Matters to a Vote of Security Holders        20

Item 6.       Exhibits and Reports on Form 8-K                           20

              Signatures                                                 21

ITEM 1.       Financial Statements

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands

ASSETS

                                                                 September 30, 2000       December 31, 1999
                                                                    (Unaudited)
                                                               ----------------------    ---------------------
CURRENT ASSETS
  Cash and cash equivalents                                             $      3,648              $     7,156
  Accounts receivable, including interest                                      4,563                    4,918
  Materials and supplies                                                       3,335                    4,089
  Prepaid expenses and other current assets                                      471                      544
                                                               ----------------------    ---------------------
  Total Current Assets                                                        12,017                   16,707

SECURITIES AND INVESTMENTS
  Available-for-sale securities                                               14,743                   30,719
  Other Investments                                                            6,604                    5,094
                                                               ----------------------    ---------------------
                                                                              21,347                   35,813

PROPERTY, PLANT AND EQUIPMENT
  Plant in service                                                           112,834                   97,344
  Plant under construction                                                    28,614                    9,134
                                                               ----------------------    ---------------------
                                                                             141,448                  106,478
  Less accumulated depreciation                                               36,266                   31,929
                                                               ----------------------    ---------------------
                                                                             105,182                   74,549

OTHER ASSETS
  Cost in excess of net assets of business acquired                            5,630                    5,630
  Deferred charges and other assets                                              552                      590
  Radio spectrum license                                                       1,341                    1,341
                                                               ----------------------    ---------------------
                                                                               7,523                    7,561
  Less accumulated amortization                                                1,777                    1,579
                                                               ----------------------    ---------------------
                                                                               5,746                    5,982

TOTAL ASSETS                                                            $    144,292             $    133,051
                                                               ======================    =====================


See accompanying notes to the condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 September 30, 2000         December 31, 1999
                                                                    (unaudited)
                                                               -----------------------  ----------------------
CURRENT LIABILITIES
  Current maturities of long-term debt                                   $      2,167             $     1,341
  Accounts payable                                                              5,589                   2,196
  Advance billings & payments                                                     363                     871
  Refundable equipment deposit                                                  3,871                   3,871
  Customers' deposits                                                             125                     119
  Accrued compensation                                                            932                     947
  Other current liabilities                                                     1,204                     781
  Other taxes payable                                                             581                     909
                                                               -----------------------  ----------------------
  Total Current Liabilities                                                    14,832                  11,035

Long-Term Debt, less current maturities                                        45,945                  31,689

OTHER LIABILITIES AND DEFERRED CREDITS
  Deferred investment tax credit                                                   28                      76
  Deferred income taxes                                                         9,909                  16,062
  Pension and other                                                             1,465                   1,454
                                                               -----------------------  ----------------------
                                                                               11,402                  17,592

Minority Interests                                                              1,975                   2,460

STOCKHOLDERS' EQUITY
  Common stock                                                                  4,796                   4,734
  Retained earnings                                                            58,319                  48,499
  Accumulated other comprehensive income,
   unrealized gain on available-for-sale securities, net                        7,023                  17,042
                                                               -----------------------  ----------------------
  Total Stockholders' Equity                                                   70,138                  70,275

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    144,292          $      133,051
                                                               =======================  ======================



See accompanying notes to the condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Dollars in thousands, except per share data

                                                  THREE MONTHS ENDED                             NINE MONTHS ENDED
                                            SEPTEMBER 30        SEPTEMBER 30             SEPTEMBER 30        SEPTEMBER 30
Operating Revenues                              2000                1999                     2000                1999
                                        ----------------------------------------     ----------------------------------------
  Telephone:
    Local service                                $     1,145          $   1,040               $     3,367          $   3,009
    Access                                             2,103              1,825                     6,012              5,665
    Directory                                            314                297                       963                911
    Facility leases                                    1,077                786                     3,261              1,909
    Miscellaneous                                        118                156                       438                488
                                        ----------------------------------------     ----------------------------------------
     Total telephone revenues                          4,757              4,104                    14,041             11,982

  PCS                                                  3,912                891                     9,057              2,532
  Mobile                                               4,602              3,777                    12,728              9,357
  ShenTel Service                                      1,260                965                     3,871              2,695
  Cable Television                                       923                886                     2,708              2,548
  Long Distance, Network and Other                       428                467                     1,253              1,317
                                        ----------------------------------------     ----------------------------------------
     Total Operating Revenues                         15,882             11,090                    43,658             30,431

Operating Expense
  Cost of products and services sold                   1,544                546                     4,306              1,827
  Line costs                                             699                636                     2,070              1,513
  Plant specific                                       1,472                878                     3,780              2,445
  Plant non-specific:
    Network and other                                  2,925              1,353                     6,986              3,856
    Depreciation and amortization                      1,819              1,599                     5,593              4,774
  Customer operations                                  1,822              1,429                     5,264              3,909
  Corporate operations                                   809                775                     2,158              2,131
  Other operating expenses                               209                143                     1,269                342
                                        ----------------------------------------     ----------------------------------------
Total Operating Expense                               11,299              7,359                    31,426             20,797
                                        ----------------------------------------     ----------------------------------------
Operating Income                                       4,583              3,731                    12,232              9,634
Non-operating income, net                                119                469                       725              1,343
Gain on investments                                        -                  -                     6,885                  -
Interest expense                                         741                442                     1,741              1,352
                                        ----------------------------------------     ----------------------------------------
Income before income taxes                             3,961              3,758                    18,101              9,625
Provision for income taxes                             1,166              1,181                     5,962              3,136
                                        ----------------------------------------     ----------------------------------------
Net income before minority interest                    2,795              2,577                    12,139              6,489
Minority interest                                       (863)              (623)                   (2,319)            (1,281)
                                        ----------------------------------------     ----------------------------------------
Net income                                       $     1,932          $   1,954                $    9,820       $      5,208
                                        ========================================     ========================================
EARNINGS PER SHARE
  Net earnings per share, basic                 $       0.51        $      0.52              $       2.61        $      1.39
                                        ========================================     ========================================
  Net earnings per share, diluted               $       0.50        $      0.52              $       2.60        $      1.39

                                        ========================================     ========================================

See accompanying notes to the condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
Dollars in thousands

                                                                                      Accumulated
                                                                                         Other
                                                        Common         Retained      Comprehensive
                                          Shares        Stock          Earnings          Income           Total
                                       ------------------------------------------------------------------------------
Balance, December 31, 1998                    3,756        $  4,734        $  44,174         $    639       $  49,547
                                                                                                     ----------------
  Comprehensive income
   Net income                                                                  6,428                            6,428
   Change in unrealized gain
   on securities available-for-sale
   net of tax ($10,079)                                                                        16,403          16,403
                                                                                                     ----------------
       Total comprehensive income                                                                              22,831
  Dividends declared                                                          (2,103)                          (2,103)

                                                                                                                   -
                                       ------------------------------------------------------------------------------
Balance, December 31, 1999                    3,756           4,734          48,499            17,042          70,275
                                                                                                     ----------------
  Comprehensive income
   Net income                                                                 9,820                            9,820
   Change in unrealized gain
   on securities available-for-sale
   net of tax $6,130                                                                          (10,019)       (10,019)
                                                                                                     ----------------
       Total comprehensive income                                                                               (199)
      Issue shares of common stock                2              62                                                62
                                       ------------------------------------------------------------------------------
Balance, September 30, 2000                   3,758        $  4,796       $  58,319         $   7,023       $  70,138
                                       ==============================================================================








See accompanying notes to the condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Dollars in thousands

                                                                                      Nine Months Ended
                                                                           September 30, 2000       September 30, 1999
                                                                         --------------------------------------------------
Cash Flows from Operating Activities
  Net income                                                                         $     9,820          $     5,208
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                                             5,248                4,429
  Amortization                                                                               346                  346
  Deferred taxes                                                                             (22)                 (75)
  (Gain)/loss on equity investments                                                       (6,992)                   -
  Equity in earnings of investees                                                           (717)              (1,125)
  Loss on impairment of equipment                                                            673                    -
  Minority share of income, net of distributions                                            (486)                  23
  Other                                                                                     (198)                 (47)
  Decrease/(increase) in
    Accounts receivable                                                                      356                 (703)
    Materials                                                                                755                 (372)
  Increase/(decrease) in
    Accounts payable                                                                       3,393                1,464
    Deferrals & accruals                                                                   (300)                  858
                                                                         ---------------------------------------------
Net cash provided by operating activities                                                 11,876               10,006

Cash Flows from Investing Activities
  Purchase of property and equipment                                                     (36,554)             (12,793)
  Purchase of intangible assets                                                                -                (561)
  Purchase of investments                                                                 (1,654)                (139)
  Maturity of investments                                                                      -                  500
  Cash flows from investments                                                              7,680                1,025
                                                                         ---------------------------------------------
Net cash used in investing activities                                                   (30,528)             (11,968)

Cash Flows from Financing Activities
  Proceeds from long-term debt                                                           16,223                4,386
  Issuance of common stock                                                                   62                    -
  Principal payments on long-term debt                                                   (1,141)                (503)
                                                                         ---------------------------------------------
Net cash provided by financing activities                                                 15,144                3,883

                                                                         ---------------------------------------------
Net increase (decrease)  in cash and cash equivalents                                    (3,508)                1,921
Cash and cash equivalents:
  Beginning                                                                               7,156                4,891
                                                                         ---------------------------------------------

  Ending                                                                             $     3,648          $     6,812
                                                                         =============================================


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

  In thousands except per share data

                                           For the three months ended          For the nine months ended
                                                  September 30,                      September 30,
                                              2000             1999              2000             1999
                                        ----------------- ---------------- ----------------- ----------------
Basic EPS Computation
Numerator:  Net earnings                       $   1,932        $   1,954          $  9,820        $   5,208

Denominator
Weighted average common shares
outstanding                                        3,757            3,756             3,757            3,756

Basic earnings per share                       $    0.51        $    0.52          $   2.61         $   1.39

Diluted EPS Computation
Numerator:  Net earnings                       $   1,932        $   1,954          $  9,820         $  5,208

Denominator:
Common shares outstanding                          3,757            3,756             3,757            3,756
Effect of outstanding stock options                   11                3                11                3
Diluted weighted average common
shares outstanding                                 3,768            3,759             3,768            3,759

Diluted earnings per share                     $    0.50        $    0.52          $   2.60          $  1.39


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

Dollars in thousands

                                          For the nine months ended September 30, 2000              September 30, 2000
                                         External            Internal
                                        Operating           Operating              Net                       Total
                                         Revenues            Revenues            Income                      Assets
                                   ------------------------------------------------------------     -------------------------
Holding                                      $        -          $       -           $    425               $  63,413
Telephone                                        14,041              1,778              4,487                  75,749
Cable TV                                          2,708                  2               (104)                 12,053
ShenTel                                           3,871                170                (19)                  5,226
Leasing                                              11                  -                 10                     290
Mobile                                           12,728                650              7,401                   5,566
PCS                                               9,057                 20             (2,748)                 41,079
Long Distance                                       808                285                135                     214
Network                                             434                143                233                   1,146
                                   ------------------------------------------------------------     -------------------------
Combined Totals                              $   43,658          $   3,048           $  9,820               $ 204,736
Inter-segment eliminations                            -             (3,048)                                   (60,444)
                                   ------------------------------------------------------------     -------------------------
Consolidated Totals                         $    43,658          $       -           $  9,820               $ 144,292
                                   ============================================================     =========================

                                          For the nine months ended September 30, 1999              September 30, 1999
                                         External            Internal
                                        Operating           Operating              Net                       Total
                                         Revenues            Revenues            Income                      Assets
                                   ------------------------------------------------------------     -------------------------
Holding                                     $        -          $        -           $     476               $  30,128
Telephone                                        11,982              1,348               4,211                  70,719
Cable TV                                          2,548                  2               (147)                 11,072
ShenTel                                           2,695                181                (163)                  3,881
Leasing                                               8                  -                  15                     295
Mobile                                            9,357                335               1,703                  10,327
PCS                                               2,532                 12              (1,301)                 22,422
Long Distance                                       785                230                 156                     358
Network                                             524                 73                 258                   1,647
                                   ------------------------------------------------------------     -------------------------
Combined Totals                             $    30,431        $     2,181         $     5,208               $ 150,849
Inter-segment eliminations                            -             (2,181)                                    (45,707)
                                   ------------------------------------------------------------     -------------------------
Consolidated Totals                         $    30,431        $         -         $     5,208                $ 105,142
                                   ============================================================     =========================

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Dollars in thousands

                                             For the three months ended September 30, 2000
                                         External              Internal                 Net
                                         Revenues              Revenues               Income
                                   ------------------------------------------------------------------
Holding                                   $       -            $        -           $       147
Telephone                                     4,757                   658                 1,480
Cable TV                                        923                     1                   (36)
ShenTel                                       1,260                    56                   (78)
Leasing                                           6                     -                     1
Mobile                                        4,602                   245                 1,116
PCS                                           3,912                     8                  (804)
Long Distance                                   278                    90                    40
Network                                         144                    49                    66
                                   ------------------------------------------------------------------
Combined totals                           $  15,882            $    1,107          $      1,932
Inter-segment eliminations                        -                (1,107)
                                   ------------------------------------------------------------------
Consolidated totals                       $  15,882            $        -          $      1,932
                                   ==================================================================

                                             For the three months ended September 30, 1999
                                         External              Internal                 Net
                                         Revenues              Revenues               Income
                                   ------------------------------------------------------------------
Holding                                   $        -            $        -           $       223
Telephone                                      4,104                   470                 1,307
Cable TV                                         886                     1                   (12)
ShenTel                                          965                    60                  (126)
Leasing                                            2                     -                     5
Mobile                                         3,777                   140                   861
PCS                                              891                     4                  (467)
Long Distance                                    264                    94                    53
Network                                          201                    23                   110
                                   ------------------------------------------------------------------
Combined totals                           $   11,090            $      792          $      1,954
Inter-segment eliminations                         -                  (792)
                                   ------------------------------------------------------------------
Consolidated totals                         $     11,090            $        -          $      1,954
                                   ==================================================================


Inter-segment eliminated assets represent amounts invested in and notes payable between the reporting segments.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4.   Comprehensive Income

     Comprehensive income includes net income along with gains and losses on the Company's available-for-sale investments.

Dollars in thousands

                                         For the three months ended                   For the nine months ended
                                                September 30                                 September 30
                                          2000                  1999                  2000                  1999
                                  ---------------------------------------------------------------------------------------
Net income                             $    1,932          $      1,954            $    9,820         $      5,208
Net unrealized gain (loss)                 (7,133)                  435               (10,019)                 439
                                  ---------------------------------------------------------------------------------------
Comprehensive income (loss)          $     (5,201)         $      2,389            $     (199)        $      5,647
                                  =======================================================================================

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

     In March 2001, the Company was informed by Sprint PCS of an error related to travel revenues that were reported to the Company for the 2000-year. As a result, the Company has restated its results of operations for the three months and nine months ended September 30, 2000 from the amounts originally reported. A summary of the impact follows: (in thousands, except per share data)

                              Three months                  Nine Months
                           Original   Restated       Original        Restated
PCS revenue                 $4,757      $3,912        $10,724         $ 9,057
Operating income            $5,428      $4,583        $13,899         $12,232
Net income                  $2,456      $1,932        $10,856         $ 9,820
Diluted net earnings
per share                    $0.64       $0.50          $2.89           $2.60

6.   Staff Accounting Bulletin

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 requires that revenue and related costs from telecommunication service activation fees be deferred and recognized over the life of the contract or relationship. In June 2000, the SEC issued an amendment to SAB 101, which deferred the required adoption date for those registrants with fiscal years that end after December 15, 2000 until the fourth quarter of 2000. The effective date for Shentel will be for the quarter ending December 31, 2000. Management has not completed its evaluation of the impact of this pronouncement.

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

In recent years, the Company has made significant investments to take advantage of new technologies in the increasingly competitive telecommunications industry. Net Plant in service increased from $36.8 million at the end of 1995 to $105.2 million at September 30, 2000. This increase incorporates continued expansion of our operations from Virginia's northern Shenandoah Valley to other surrounding areas. In conjunction with our growing PCS service, we are expanding our presence in central Pennsylvania and will be operational by early 2001. Our business is changing; as the PCS business grows, it is becoming a more significant portion of our total revenue. In the calendar year 1995, Telephone revenue was 60% of the total revenue, mobile revenue, consisting primarily of cellular and tower rental revenue was 23% of total revenue, and PCS was 0% of total revenue. For the nine months ended September 30, 2000, Telephone revenue was 32% of total revenue, mobile revenue was 29% of total revenue and PCS revenue had grown to nearly 21% of total revenue. This revenue shift will continue as the impact of the PCS expansion and growth is reflected in the Company's results.

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

RESULTS OF OPERATIONS THIRD QUARTER 2000 VS THIRD QUARTER 1999

Revenues

Total revenue for the third quarter 2000 increased $4.8 million or 43.2% to $15.9 million compared to the same period last year. The significant revenue increase is due primarily to a large increase in PCS revenues, along with increases in cellular roaming revenue, telephone revenues, equipment sales, and tower rental revenues. Earnings declined by $0.1 million or 1.1% to $1.9 million compared to $2.0 million for the same quarter last year. Net earnings per share, basic and fully diluted were $0.51 and $0.50, respectively, compared to third quarter results for 1999 which were $0.52 cents per share for basic and diluted earnings.

The PCS (Personal Communications Services) business experienced continued growth in revenues during the quarter. Revenue increased $3.0 million or 339 %, to $3.9 million compared to the same period last year for the existing quad-state network area. The on-going work to expand the PCS CDMA network into the south-central part of Pennsylvania is continuing. There have been minor delays in the project, with startup anticipated by early 2001. The addition to the network will increase covered pops (population) from 0.4 million to nearly 1.1 million pops. The expanded network will increase major road coverage from less than 200 miles, to over 500 miles. The Company will benefit from this expanding network with increased potential customers in addition to increased revenue from non-customer usage of the Company's network.

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

Total Telephone revenues increased $0.7 million or 15.9% to $4.8 million, for the third quarter 2000. The increase is due to a $0.3 million or 37.0% increase in facility leases, generated from expanded use of fiber capacity put in place earlier this year. Access revenue was up $0.3 million or 15.2%, as additional usage of the Company's network occurred in the quarter. Local service revenue is up $0.1 million or 10.1%, compared to the same period last year as new access lines have been added, in addition to subscribers purchasing value-added services such as call forwarding and caller ID. Other telephone revenues remained nearly the same, compared to the third quarter 1999.

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

Income before taxes is up $0.2 million due to the increase in operating income somewhat offset by higher interest expense.

Minority interest increased $0.2 million due to the improved performance of the cellular operation, which is not wholly owned by the Company.

Net income decreased nominally, to $1.9 million from $2.0 million for the third quarter due to continued growth in revenues in the wireless businesses offset by higher costs and a decrease in non-operating income compared to last year's third quarter results.


RESULTS OF OPERATIONS
FIRST NINE MONTHS 2000 VS FIRST NINE MONTHS 1999

Revenues

Through the first nine months of 2000, the Company's total revenues are up $13.3 million or 43.5% to $43.7 million, compared to the nine-month revenue results of 1999, which were $30.4 million. The increase was the result of a large increase in PCS revenues, which made up almost half of the total increase in revenue. Additionally, revenue growth occurred in cellular operations, Internet services, telephone services and also equipment sales, compared to the same period last year. The Company's net income grew to $9.8 million, up $4.6 million or 88.6% over 1999 year to date results. This significant increase includes a one-time after tax gain of $4.3 million, on the sale of the

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results Operations

Company's partnership interest in a cellular operation, which occurred during the second quarter of this year. Net earnings per share, basic and diluted, increased $1.21 over 1999 nine month results to $2.60 per share.

PCS revenues grew $6.5 million or 258% to $9.0 million in the first nine months, up from $2.5 million in the prior year. The increase was the result of higher service revenues of $3.6 million which were generated by adding PCS customers to our Sprint PCS service. Travel revenue, which results from the use of our network by other Sprint PCS users, was up $2.1 million, while PCS equipment sales increased $0.4 million over the same period last year. Roamer revenue, which results from our Sprint PCS customers roaming on non-Sprint PCS or affiliate networks also increased $0.4 million compared to the first nine-months of 1999.

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

Operating Income is up $2.6 million or 27.0%, to $12.2 million. Increased travel revenue and roamer revenue from the wireless businesses contributed to the incremental improvement in operating income.

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

Income before taxes increased $8.5 million, which reflects the improved results from operations, and the one-time gain mentioned above. Provisions for income taxes are up $2.8 million based on applying the applicable statutory tax rates.

Minority interest is up $1.0 million, as the operation that is not wholly owned continues to increase its net income after taxes.

Net income is up $4.6 million compared to the nine-month results of 1999, primarily the result of the impact of the after-tax gain of $4.3 million on the sale of the Virginia 6-RSA Partnership interest.

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

STAFF ACCOUNTING BULLETIN

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 requires that revenue and related costs from telecommunication service activation fees be deferred and recognized over the life of the contract or relationship. In June 2000, the SEC issued an amendment to SAB 101, which deferred the required adoption date for those registrants with fiscal years that end after December 15, 2000 until the fourth quarter of 2000. The effective date for Shentel will be for the quarter ending December 31, 2000. Management has not completed its evaluation of the impact of this pronouncement.

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

                                    SHENANDOAH TELECOMMUNICATIONS COMPANY
                                    (Registrant)




May 10, 2001                        /s/ CHRISTOPHER E. FRENCH
                                    -------------------------
                                    Christopher E. French
                                    President



May 10, 2001                        /s/ LAURENCE F. PAXTON
                                    -------------------------
                                    Laurence F. Paxton
                                    Vice President - Finance