Form 10-Q
period 2001-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2001-05-15
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 2001

                          Commission File Number 0-9881


                      SHENANDOAH TELECOMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)


           Virginia                                          54-1162806
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                       Identification  Number)


                      PO Box 459, Edinburg, Virginia 22824
              (Address of principal executive office and zip code)


Registrant's telephone number, including area code:  (540) 984-4141

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES [X]         NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


            Class                          Outstanding at  April 30, 2001
Common Stock, No Par Value                 3,760,658 Shares

         SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARY COMPANIES



                                      INDEX


                                                                          Page
                                                                        Number

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
              March 31, 2001 and December 31, 2000                         3-4

         Condensed Consolidated Statements of Income for the
             Three Months Ended March 31, 2001 and 2000                     5


         Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2001 and 2000                    6

         Condensed Consolidated Statements of
             Shareholders' Equity for the Three Months Ended
             March 31, 2001 and 2000                                        7

         Notes To Unaudited Condensed Consolidated
                      Financial Statements                                 8-9

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                10-15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       15-16

PART II. Other Information

Item 4.  Submission of Matters To a Vote of Security Holders               16

Item 6.  Exhibits and Reports on Form 8-K                                  16

         Signatures                                                        16

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

Assets

                                                     March 31,     December 31,
                                                       2001           2000
                                                   (Unaudited)
                                                  -------------   -------------
Current Assets
  Cash and cash equivalents                             $4,547          $3,133
  Accounts receivable, net                               5,275           5,380
  Income tax receivable                                  1,945           2,052
  Materials and supplies                                 3,715           2,856
  Prepaid expenses                                         787             854
                                                  -------------   -------------
Total current assets                                    16,269          14,275

Securities and Investments
  Available for sale securities                         10,293          11,771
  Other investments                                      6,872           6,996
                                                  -------------   -------------
Total securities and investments                        17,165          18,767

Property, Plant  and Equipment, net                    108,360         111,808

Other Assets
  Cost in excess of net assets of business
   acquired, less accumulated amortization
   of $1,693 and $1,600                                  3,937           4,030
  Equipment deposit                                      4,904              --
  Deferred charges and other assets                        327             340
  Radio spectrum license, net                               --           1,133
                                                  -------------   -------------
Total other assets                                       9,168           5,503

                                                      $150,962        $150,353
                                                  =============   =============


See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

Liabilities and Shareholders' Equity

                                                    March 31,       December 31,
                                                      2001              2000
                                                  (Unaudited)
                                                  ------------     -------------
Current Liabilities
  Current maturities of long-term debt                 $2,875            $2,403
  Accounts payable                                      3,240             4,914
  Refund due wireless franchisor                        4,670             2,800
  Advance billings and deposits                         1,654             1,577
  Refundable equipment payment                             --             3,871
  Other current liabilities                             2,557             2,834
                                                  ------------     -------------
Total current liabilities                              14,996            18,399

Long-Term Debt, less current maturities                56,704            53,084

Other Liabilities
  Deferred income taxes                                 9,225             9,218
  Pension & other                                       1,668             1,602
                                                  ------------     -------------
Total other liabilities                                10,893            10,820

Minority Interests                                      1,833             1,715

Shareholders' Equity
  Common stock                                          4,832             4,817
  Retained earnings                                    56,362            55,873
  Accumulated other comprehensive income                5,342             5,645
                                                  ------------     -------------
Total shareholders' equity                             66,536            66,335

                                                     $150,962          $150,353
                                                  ============     =============


See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                                        Three months ended
                                                             March 31,
                                                       2001              2000
                                                            (Unaudited)
                                                  -----------------------------
Operating Revenues
  Wireline                                            $6,684            $5,727
  Wireless                                             9,906             6,185
  Other revenues                                       1,128             1,367
                                                  -----------------------------
  Total revenues                                      17,718            13,279

Operating Expenses
  Cost of goods and services                           1,537             1,505
  Network operating costs                              6,219             3,509
  Depreciation and amortization                        2,483             1,841
  Selling, general and administrative                  3,581             2,525
                                                  -----------------------------
Total operating expense                               13,820             9,380
                                                  -----------------------------
Operating Income                                       3,898             3,899

Other Income (expense):
Non-operating income (expense), net                   (1,391)              530
Interest expense                                         838               508
                                                  -----------------------------
Income before income taxes and
  minority interest                                    1,669             3,921
Income tax provision                                     297             1,233
                                                  -----------------------------
                                                       1,372             2,688
Minority interest                                       (883)             (660)
                                                  -----------------------------
Net income                                              $489            $2,028
                                                  =============================

Net earnings per share, basic and diluted              $0.13             $0.54
                                                  =============================

Weighted average shares outstanding                    3,760             3,756
                                                  =============================


See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

                                                          Three months ended
                                                               March 31,
                                                            2001          2000
                                                               (Unaudited)
                                                       ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                $489        $2,028
Adjustments to reconcile net income to net cash
Provided by operating activities:
  Depreciation                                             2,390         1,724
  Amortization                                                93           116
  Deferred tax charges (benefit)                             200        (1,583)
  Impairment charges on investments                          990            --
  Loss from patronage and equity investments                 109           508
  Minority interest, net of distributions                    118          (427)
  Other                                                       69           (17)
  Changes in assets and liabilities:
  (Increase)/decrease in
    Accounts receivable                                      105           742
    Materials and supplies                                  (859)          186
  Increase/(decrease) in
    Accounts payable                                      (1,674)         (299)
   Other prepaids, deferrals and accruals                 (2,027)         (395)
                                                       ------------------------
Net cash provided by operating activities                      3         2,583

Cash Flows from Investing Activities
  Purchase of property plant & equipment                  (4,303)       (8,919)
  Purchase of investment securities                          (24)         (329)
  Cash flows from securities                                  39           389
  Proceeds from disposal of assets                         1,592            --
                                                       ------------------------
Net cash used in investing activities                     (2,696)       (8,859)

Cash Flows from Financing Activities
  Proceeds from long-term debt and revolving loan          4,620         6,286
  Principal payments on long term debt                      (528)         (356)
  Issue of common stock exercise of stock options             15            28
                                                       ------------------------
Net cash provided by financing activities                  4,107         5,958
                                                       ------------------------
Net increase (decrease) in cash                            1,414          (318)

Cash and Cash Equivalents
  Beginning                                                3,133         7,156
                                                       ------------------------
  Ending                                                  $4,547        $6,838
                                                       ========================


Non-Cash Transaction
The Company closed on the sale of its GSM equipment in January 2001, for approximately $6,500 of which approximately $4,900 was escrowed as part of a like-kind exchange transaction. The escrowed funds will be disbursed as new equipment is received by the Company.

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                                    Accumulated
                                                                                        Other
                                                           Common      Retained     Comprehensive
                                               Shares      Stock       Earnings         Income          Total
                                            -------------------------------------------------------------------
Balance, December 31, 1999                      3,756      $4,734      $48,499            $17,042      $70,275
  Comprehensive income
   Net income                                      --          --        9,855                 --        9,855
   Change in unrealized gain
   on securities available-for-sale
   net of tax of $7,258                            --          --           --            (11,860)     (11,860)
  Reclassification of net recognized
  loss on securities available-for-sale,
  net of tax of ($284)                             --          --           --                463          463
                                                                                                     ----------
  Total comprehensive loss                                                                              (1,542)
  Dividends declared                               --          --       (2,481)                --       (2,481)
  Common stock issued                               3          83           --                 --           83
                                            -------------------------------------------------------------------

Balance, December 31, 2000                      3,759       4,817       55,873              5,645       66,335
(Unaudited)
  Comprehensive income
   Net income                                      --          --          489                 --          489
   Change in unrealized gain
   on securities available-for-sale
   net of tax of $559                              --          --           --               (917)        (917)
  Reclassification of net recognized
  loss on securities available-for-sale,
  net of tax of ($376)                             --          --           --                614          614
                                                                                                     ----------
  Total comprehensive income                                                                               186
 Common stock issued                                1          15           --                 --           15

                                            -------------------------------------------------------------------
Balance, March 31, 2001                         3,760       4,832       56,362              5,342      $66,536
                                            ===================================================================


See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARY COMPANIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The interim condensed consolidated financial statements of Shenandoah Telecommunications Company (the Company) are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the interim results have been reflected therein. All such adjustments were of a normal and recurring nature.

These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report to Shareholders and which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K").

2. Operating revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

3. Basic earnings per common share were computed on the weighted average number of shares outstanding. Diluted net income per share for the three months ended March 31, 2001 (which was not different from the basic net income per share) was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options. There were no adjustments to net income in the computation of dilutive net income per share for either period.

4. The Company has identified nine reporting segments based on the products and services each provide. Each segment is managed and evaluated separately because of diverse technologies and marketing strategies. A summary of unaudited external operating revenues, internal operating revenues and net income of each segment is as follows:

                                                                                       March 31,
                              For the three months ended March 31, 2001                  2001
                                External       Internal          Net                     Total
                                Revenues       Revenues         Income                  Assets
                              -------------------------------------------------------------------
Holding                          $    0        $    0          $(803)                    $71,922
Telephone                         5,242           579           1,764                     77,706
Cable TV                            942             1            (42)                     12,050
ShenTel                           1,122            91            (35)                      5,125
Leasing                               6             0               2                        261
Mobile                            4,617           184           1,130                      1,404
PCS                               5,289             1         (1,689)                     46,353
Long Distance                       274            89              32                        156
Network                             226            33             130                      1,024
                              -------------------------------------------------------------------
Combined totals                 $17,718          $978            $489                   $216,001
Inter-segment eliminations            0         (978)               0                   (65,039)
                              -------------------------------------------------------------------
Consolidated totals             $17,718         $   0            $489                   $150,962
                              ===================================================================

                                                                                   March 31,
                                For the three months ended March 31, 2001            2001
                                External       Internal          Net                 Total
                                Revenues       Revenues         Income               Assets
                              ---------------------------------------------------------------
Holding                            $    0        $    0            $280             $54,515
Telephone                           4,419           538           1,370              75,355
Cable TV                              888             1             (30)             11,472
ShenTel                             1,365            61              24               5,395
Leasing                                 2             0               4                 297
Mobile                              3,758           263             945              16,997
PCS                                 2,427             5            (708)             18,322
Long Distance                         274            97              54                 257
Network                               146            45              89               1,178
                              ---------------------------------------------------------------
Combined totals                   $13,279        $1,010          $2,028            $183,788
Inter-segment eliminations              0        (1,010)              0             (48,043)
                              ---------------------------------------------------------------
Consolidated totals               $13,279        $    0          $2,028            $135,745
                                =============================================================

5. Comprehensive income includes net income along with losses on the Company's available-for-sale investments. A summary of the unaudited results follow:

                                 For the three months ended March 31,
                                      2001                      2000
                                -------------------------------------
Net income                             $489                   $2,028
Net unrealized gain (loss)             (303)                  (2,698)
                                -------------------------------------
Comprehensive income                   $186                    $(670)
                                =====================================


6. Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.


7. On May 10, 2001, the Company received a commitment letter from CoBank to fund a $23 million, 12-year note at 7.37%. This facility will term out the current borrowing under the $35 million revolving line of credit. Closing on this facility is contingent on certain legal requirements of the lender, with funding expected by August 31, 2001. Additionally, CoBank extended the Company's $35 million revolving line of credit to June 1, 2002.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARY COMPANIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The statements contained in this report on Form 10Q that are not purely historical are forward looking statements within the meaning of Section 27 A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, changes in the interest rate environment, management's business strategy, national, regional and local market conditions, and legislative and regulatory conditions. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. The Company takes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances.

Shenandoah Telecommunications Company and subsidiaries (the Company) provides telephone service, long distance, personal communications service (PCS), cellular telephone, cable television, unregulated telecommunications equipment and services, internet access, paging, and digital subscriber loop (DSL) services. In addition, through its subsidiaries, the Company leases towers and operates and maintains an interstate fiber optic network. Competitive local exchange carrier (CLEC) services are currently being evaluated in certain target markets. The Company's operations are principally along the Interstate 81 corridor from the Northern Shenandoah Valley of Virginia through West Virginia, Maryland, and into South Central Pennsylvania.

To better conform to industry standards, the Company has adopted the approach of reporting revenues as wireline, wireless and other revenues. These revenue classifications are defined as follows: Wireline revenues include the following subsidiary revenues in the financial results: Telephone Company, Network Company, Cable Television Company, and the Long Distance Company. Wireless revenues are made up of the PCS (Personal Communications Service) Company, Mobile Company and within the Mobile company the revenues of the Cellular Partnership. Other revenues are comprised of the revenues of ShenTel Service Company, the Leasing Company, and the Holding Company. The Company has reclassified prior period results to reflect this change.

RECENT DEVELOPMENTS

The Company continued to make significant investments in its PCS operations during the first quarter of 2001. In mid-February 2001, the Company turned up the PCS network in the South Central Pennsylvania market. This market encompasses the Harrisburg and York areas. Later this year, the Company will continue expanding its network in the

Altoona, Pennsylvania market. As a result of this extensive growth of the PCS business, it is becoming a more significant portion of our total revenue. Over recent history, our revenue has shifted from traditional wireline revenues to wireless revenues. For the three months ended March 31, 2001, Wireline revenue was 38% of total revenue, Wireless revenue contributed 56% of total revenue, and Other revenue was 6% of total revenue. This shift in revenue will likely continue as the Company's PCS revenues grow from the expanded markets covered by the PCS network.

The Company's strategy is to continue the expansion of its services and the geographic areas served primarily through the expansion and fill in of the PCS network using the CDMA technology under the national brand of Sprint PCS. During the quarter, the Company closed the sale of its GSM equipment and several spectrum licenses for $6.5 million. There was no gain or loss recorded as a result of the transaction, since the assets were written down to fair value in June 2000. A portion of the transaction was consummated as a like-kind exchange, and accordingly $4.9 million of the proceeds have been escrowed by a third party, and will be used for the purchase of new equipment. These funds have been recorded on the balance sheet as Equipment deposit in other assets, as they will be used to purchase property and equipment.

The Company is dependent on Sprint PCS for the reporting of a significant portion of all revenues from the PCS operation, particularly travel and service revenue. During the quarter, the Company was informed by Sprint PCS that certain travel revenues (which is for network traffic exchanged between Sprint PCS and its affiliates) had been incorrectly allocated and paid to Shenandoah for the 2000 year and through February 2001. The Company filed its 10K for 2000 with the statements reflecting the impact of the 2000 adjustment. The misallocation of revenues required the Company to amend the three 10Q filings for 2000. The March 31, 2000 information reflected in this report is based on the 10Q/A filed on or about May 10, 2001. The aggregate impact of the revenue misstatement was $4.6 million, of which $2.8 million was reflected in the 2000 year-end results. The remaining $1.8 million has been recorded correctly in the first quarter of 2001.

Due to the levels of inaccuracy of the information that has been provided by Sprint PCS in the past, there is no absolute certainty that all adjustments have been communicated to the Company at this time. The Company is continuing to work with Sprint PCS to verify and confirm the accuracy of the information provided by Sprint PCS, which includes the total amount that may be required to be repaid to Sprint PCS. As a result, trends are uncertain for travel and service revenues provided by Sprint PCS.

RESULTS OF OPERATIONS FIRST QUARTER 2001 VS FIRST QUARTER 2000

General

Total revenue for the first quarter 2001 increased $4.4 million or 33.4% to $17.7 million compared to the same period last year. The revenue increase is due primarily to a $3.7 million or 60.2% increase in wireless revenues. Net earnings decreased $1.5 million or

75.9% to $0.5 million compared to $2.0 million for the same quarter last year. The earnings decline is the result of a $1.9 million decline in non-operating income, primarily due to the write down of several of the Company's investments, as well as startup costs generated in the PCS South Central Pennsylvania expansion. Net earnings per share; basic and fully diluted were $0.13 cents per share, compared to $0.54 cents per share for the same period last year.

Revenues

Total revenues increased $4.4 million or 33.5 % to $17.7 million from $13.3 million in first quarter 2000. Wireless revenue increased $3.7 million or 60.2% due to higher travel traffic on the PCS network in addition to higher roamer revenue in the cellular operation compared to the same period a year ago. The Company is dependent on Sprint PCS for the reporting of a significant portion of revenues from the PCS operation. Since March 2000, the Company added approximately 15,000 subscribers to its PCS customer-base, which also contributed significantly to the increase in wireless revenue. Wireline revenues increased $0.9 million or 16.7%, due to increased access revenue in the telephone business, the increase of usage of the fiber network facilities and due to higher revenues in the cable TV operation, primarily generated by increased subscription to the Company's digital cable TV service. Other revenue decreased $0.2 million due to an decrease in equipment sales by ShenTel Service company, somewhat offset by an increase in Internet subscribers.

Operating Expenses

Operating expenses increased $4.4 million or 47.3% to $13.8 million compared to first quarter last year. Network Operating expenses increased $2.7 million due to added traffic over the network, particularly in support of the expanded wireless services. Depreciation increased by $0.6 million compared to the same period last year, as new assets, particularly in the PCS expansion, have been added to the networks. Selling General and Administrative costs are up $1.1 million or 41.8% due primarily to opening new PCS stores in the Harrisburg and York, Pennsylvania markets and adding new employees to support those operations.

The Company's operating margin was 22%, down from 29% for the same period last year. This decline was expected due to the impact of the increase in network costs to support the expanded PCS network in South Central Pennsylvania. Management expects lower operating margins for at least several quarters, until there are adequate subscribers and additional revenues generated from the Pennsylvania operation to reverse the trend.

Non Operating Income declined $1.9 million to an expense of $1.4 million. The Company's investments were adversely impacted by the overall market decline. The Company therefore recorded an impairment charge on several of its investments which management deemed to be other than temporary.

Interest expense increased $0.3 million or 65.0% to $0.8 million over the same period last year, a result of increased borrowing levels to support the PCS expansion. The Company expects interest expense will continue to increase compared to the prior year same-period for the next three or four quarters due to higher amounts borrowed. Interest expense is expected to remain elevated until the PCS operation generates sufficient revenues and cash flow to adequately fund cash needs for the business.

Income before taxes and minority interest decreased $2.2 million due to the impact of the investment write down of $1.9 million and the $0.3 million in higher interest expense.

The Company measures ongoing operations as net income excluding gains and losses on external investments unaffiliated with operations. This measure is an evaluation tool for the core business of the Company. This calculation eliminates the impact of investment gains or losses which management cannot directly influence. The first quarter results show $2.2 million for ongoing operations before taxes, compared to $2.7 million for ongoing operations from first quarter 2000. The $0.5 million change reflects the anticipated increase in interest expense of $0.3 million due to higher amounts borrowed, and a $0.2 million increase in minority interest.

Income tax expense declined $0.9 million due to lower earnings and the impact of the minority interest effect on the cellular partnership earnings within the operation.

Minority interest increased $0.2 million or 33.8% to $0.9 due to the improved performance of the cellular operation, which is 66% owned by the Company.

Net income decreased $1.5 million or 75.9% to $0.5 million for the quarter, due to the results of investment losses and start up costs incurred in Pennsylvania from the PCS network.

INVESTMENTS IN NON-AFFILIATED COMPANIES

The Company participates in emerging technologies by investing in start-up companies. This includes indirect participation through capital venture funds such as South Atlantic Venture Fund III, South Atlantic Private Equity IV, Dolphin Communications Parallel Fund, Dolphin Communications Fund II and Burton Partnership. It also includes direct participation in start-up companies such as Concept Five Technologies. For those investments that eventually go public, it is the intent of the Company to evaluate whether to hold or sell parts or all of each investment on an individual basis. The Company currently holds shares of four companies with NASDAQ or NYSE listings. As of March 31, 2001, the market value of these investments were; $9.5 million in Illuminet (ILUM) with 463,504 shares, $0.4 million in ITC^Delta Com (ITCD) with 62,276 shares, $0.3 million in Loral Communications (LOR) with 150,332 shares, and $0.1 million in Net IQ
(NTIQ) with 3,744 shares held. Net unrealized gains on the securities available for sale, decreased $1.5 million during the first quarter of 2001 to $8.7 million, which reflect the volatile stock prices of these technology securities and current market conditions.

During the quarter ended March 31, 2001, the Company charged $1.0 million to earnings as a result of the lower market valuations for ITC^Delta Com, Loral Communications and Net IQ investments. These changes in valuation are the result of management's view, that for the foreseeable future the market decline of these investments is not temporary. Management monitors the carrying value of all investments on an ongoing basis, including those investments that have previously been written down.

LIQUIDITY AND CAPITAL RESOURCES

The Company's two principal sources of funds for financing expansion activities and operations are internally generated funds and loan arrangements primarily with CoBank. The Company has a $35.0 million revolver loan agreement with CoBank, principally to finance the PCS build-out in Pennsylvania which matures on June 1, 2002. Outstanding draws on the $35.0 million facility as of March 31, 2001 were $23.8 million. Management executed a commitment from CoBank on May 10, 2001 to term-out approximately $23.0 million of the balance as long-term debt, for 12 years at 7.37%. Other terms and conditions are expected to be similar to the existing long-term facility that is outstanding with CoBank. Excluding the revolver mentioned above, the Company's existing long-term CoBank debt outstanding is $23.3 million. Following the closing of the new 12-year term note above, total long-term debt outstanding with CoBank will be approximately $46 million. Repayment of the existing long-term facility totaling $23.3 million requires monthly payments on this debt through August 2011.

Additionally, the Company made its final draw of $0.5 million on its loan facility with the Rural Telephone Bank (RTB) during the quarter. Total RUS/RTB debt was $12.5 million at the end of March 2001, with maturity beyond 2006.

Each of the Company's long-term debt facilities require the Company to maintain certain operating results and debt coverage ratios, including leverage ratio, equity to total assets, and debt service coverage. A portion of the Company's debt pricing is tied to the Company's covenant coverage.

The Company maintains an unsecured line of credit for $2 million with a local bank. No draws were made on this line during the first three-months of 2001 and no amounts are outstanding as of March 31, 2001. Management replaced this facility on May 8, 2001, with a similar facility at another bank.

At its option, the Company may also liquidate portions of the securities available for sale portfolio, to provide for its cash and capital needs. These securities had a market value of $10.3 million as of March 31, 2001.

Year-to-date capital spending was $4.3 million, compared to a total capital budget of $34.9 million. The budget includes approximately $19.1 million for equipment and towers associated with the PCS expansion, principally in Pennsylvania. The Telephone subsidiary capital budget is $11.7 million, primarily for central office equipment and fiber optic and metallic cable facilities with year-to date spending at approximately $1.1 million.

Management expects cash flow from operations, current and anticipated loan facilities, and the potential liquidation of portions of its available for sale securities will provide the Company with adequate cash resources through 2001.

REIMBURSEMENT FOR PCS CONVERSION

As part of the execution of the Sprint PCS affiliate agreement, the Company received approximately $3.9 million in late 1999 as partial reimbursement for the Company's expenditures in building the CDMA network, which replaced the Company's earlier PCS network constructed using GSM technology. In early January 2001, the Company closed on the sale of its GSM equipment and reimbursed the grantor the $3.9 million.

A portion of the sale of the equipment mentioned above was transacted as a like-kind exchange, and accordingly, proceeds from the sale of approximately $4.9 million were escrowed with a third party. The Company ordered new equipment with a value of over $5 million which will principally be paid for with the funds escrowed by the third party, and is anticipated to meet the requirements of the like-kind exchange. Management expects the like-kind exchange transaction will be complete by the end of the second quarter of 2001, and therefore the equipment deposit of $4.9 million reflected on the balance sheet in other assets will be disbursed and reflected as property, plant and equipment.

TRAVEL RATE CHANGES

Sprint PCS announced April 27, 2001, that the travel exchange rate between and among Sprint PCS and its affiliates will decrease from $0.20 per minute to $0.15 per minute effective June 1, 2001. The travel rate is expected to further decline to $0.12 on October 1, 2001 and decrease again to about $0.10 per minute by January 1, 2002. Based on information provided to the Company by Sprint PCS, travel by the Company's customers on other Sprint PCS networks is approximately equal to the travel by other Sprint PCS customers traveling on the Company's network. This essentially creates a balance of travel revenue and expense, therefore rate changes to travel are only expected to have an impact on total revenue and total expense and are not expected to materially impact the Company's gross margin or results of operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         Our market risks relate primarily to changes in interest rates, on instruments held for other than trading purposes. Our interest rate risk involves two components. The first component is outstanding debt with variable rates. This consists of two notes payable to CoBank totaling $25.6 million. The rates of these notes are based upon the lender's cost of funds. The Company also has variable rate line of credit totaling $2 million, with no outstanding borrowings at March 31, 2001. The Company's remaining debt has fixed rates through its maturity. The second component of market risk is temporary excess cash, primarily invested in overnight repurchase agreements and short-term certificates of deposit. As the Company continues to expand its operations, temporary excess cash is expected to be minimal. Available cash will be used for existing and anticipated new debt obligations, maintaining and upgrading capital equipment, ongoing operations, and investment opportunities in new and emerging technologies and potential dividends to the Company's shareholders. Management does not view market risk as a significant risk to the Company's results of operations, although adverse results could be generated if interest rates were to escalate markedly.

ITEM 4. Submission of Matters to a Vote of Security Holders set forth below:
                                    NONE

ITEM 6.  Exhibits and Reports on Form 8-K

                  1/17/2001         Sale of GSM equipment
                  3/16/2001         Auditor Change
                  3/23/2001         Amended Earnings release


SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARY COMPANIES


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               SHENANDOAH TELECOMMUNICATIONS COMPANY
               (Registrant)

May 14, 2001 /s/ CHRISTOPHER E. FRENCH
               Christopher E. French
               President


May 14, 2001 /s/ LAURENCE F. PAXTON
               Laurence F. Paxton
               Vice President - Finance