Form 10-Q/A
period 2000-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2001-05-23
CIK 354963

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

                  LIABILITIES & STOCKHOLDERS' EQUITY

                                       March 31, 2000   December 31, 1999
                                          (Unaudited)
                                       --------------   -----------------
Current Liabilities
  Current maturities of long-term debt   $ 1,423,515       $ 1,340,711
  Accounts payable                         1,896,860         2,195,958
  Advance billings & payments                649,936           870,717
  Refundable equipment payment             3,871,365         3,871,365
  Customers' deposits                        123,852           118,641
  Accrued compensation                       697,981           947,401
  Other current liabilities                  975,555           781,248
  Income and other taxes payable             688,196           908,677
                                         ------------   ---------------
Total Current Liabilities                 10,327,260        11,034,718

Long-Term Debt, less current maturities   37,535,901        31,688,737

Other Liabilities and Deferred Credits
  Deferred investment tax credit              58,927            76,323
  Deferred income taxes                   14,647,705        16,061,709
  Pension & other                          1,385,409         1,453,724
                                         ------------   ---------------
                                          16,092,041        17,591,756

Minority Interests                         2,032,933         2,460,412

Stockholders' Equity
  Common stock                             4,762,673         4,734,377
  Retained earnings                       50,526,657        48,498,503
  Unrealized gains on available for       14,467,360        17,042,079
    sale security
                                         ------------   ---------------
                                          69,756,690        70,274,959
                                         ------------   ---------------
                                        $135,744,825      $133,050,582
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

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                            AND SUBSIDIARY COMPANIES
                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                                    Three months ended
                                                         March 31,
                                                      2000        1999
Cash Flows From Operating Activities
  Net Income                                       2,028,154   $1,312,897
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation                                       1,724,364    1,451,832
Amortization                                         116,238      106,104
Deferred taxes (benefits)                         (1,414,004)    (196,926)
  Loss on equity investments                         508,227       53,843
  Minority share of income, net of distributions    (427,479)    (277,562)
  Other                                              (17,396)     (95,720)
  Decrease (increase) in:
    Accounts receivable                              741,798      (56,351)
    Materials and supplies                           185,507      396,995

 Increase (decrease) in:
    Accounts payable                                (299,098)      68,880
    Other prepaids, deferrals and accruals          (563,442)     538,286
                                                  ------------------------
Net cash provided by operating activities          2,582,869    3,302,278

Cash Flows From Investing Activities
  Purchase of property plant and equipment, net
   of retirements                                 (8,918,774)  (2,090,427)
  Purchase of investment securities                 (329,343)     (38,697)
  Maturity of held-to-maturity securities                  0      499,581
  Cash flows from investments, principally
     distributions from equity investments           388,740      303,166
                                                  ------------------------
Net cash used in investing activities             (8,859,377)  (1,326,377)

Cash Flows From Financing Activities
  Proceeds from long term debt                      6,285,863           0
  Proceeds from issuance of common stock               28,296           0
  Principal payments on long term debt               (355,895)   (144,900)
                                                  ------------------------
Net cash provided by (used in) financing            5,958,264
activities                                          5,958,264    (144,900)
                                                  ------------------------
Net increase (decrease) in cash                      (318,244)  1,831,001

Cash and cash equivalents
  Beginning                                         7,155,827   4,891,109
                                                    ---------   ---------
  Ending                                           $6,837,583  $6,722,110
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

                        SHENANDOAH TELECOMMUNICATIONS COMPANY
                        (Registrant)




May 23, 2001             /s/ CHRISTOPHER E. FRENCH
                        Christopher E. French
                        President



May 23, 2001             /s/ LAURENCE F. PAXTON
                        Laurence F. Paxton
                        Vice President - Finance