Form 10-Q
period 2001-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2001-08-10
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For Quarter and Six Months Ended June 30, 2001

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


           Class                                  Outstanding at July 31, 2001
Common Stock, No Par Value                              3,760,875 Shares

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARY COMPANIES

                                      INDEX


                                                                           Page
                                                                         Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
             June 30, 2001 and December 31, 2000                           3-4

         Condensed Consolidated Statements of Income for the
             Three Months and Six Months Ended June 30, 2001 and 2000      5

         Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 2001 and 2000                          6

         Condensed Consolidated Statements of
             Shareholders' Equity and Comprehensive Income (Loss) for
             the Six Months Ended June 30, 2001 and the Twelve Months
             ended December 31, 2000                                       7

         Notes To Unaudited Condensed Consolidated
             Financial Statements                                          8-10

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 11-19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        19

PART II. Other Information

Item 4.  Submission of Matters To a Vote of Security Holders               19-20

Item 6.  Exhibits and Reports on Form 8-K                                  20

         Signatures                                                        20

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

Assets

                                                       June 30,     December 31,
                                                         2001           2000
                                                     (Unaudited)
                                                        --------      --------

Current Assets
  Cash and cash equivalents                               $2,591        $3,133
  Accounts receivable, net                                 7,920         5,380
  Income tax receivable                                      578         2,052
  Materials and supplies                                   3,570         2,856
  Prepaid expenses                                           747           854
                                                        --------      --------
Total current assets                                      15,406        14,275

Securities and Investments
  Available for sale securities                           14,421        11,771
  Other investments                                        6,714         6,996
                                                        --------      --------
Total securities and investments                          21,135        18,767

Property, Plant  and Equipment, net                      115,706       111,808

Other Assets
  Cost in excess of net assets of business
   acquired, less accumulated amortization
   of $1,787 and $1,600                                    3,843         4,030

  Deferred charges and other assets                          480           340
  Radio spectrum license, net                                 --         1,133
                                                        --------      --------
Total other assets                                         4,323         5,503

                                                        $156,570      $150,353
                                                        ========      ========

                                                              (Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

Liabilities and Shareholders' Equity

                                                       June 30,     December 31,
                                                         2001           2000
                                                     (Unaudited)
                                                       --------       --------

Current Liabilities
  Current maturities of long-term debt                   $5,532         $2,403
  Accounts payable                                        3,757          4,914
  Refundable wireless liability                           4,772          2,800
  Advance billings and deposits                           1,757          1,577
  Refundable equipment payment                               --          3,871
  Other current liabilities                               2,055          2,834
                                                       --------       --------
Total current liabilities                                17,873         18,399

Long-Term Debt, less current maturities                  52,889         53,084

Other Liabilities
  Deferred income taxes                                  10,887          9,218
  Pension & other                                         1,786          1,602
                                                       --------       --------
Total other liabilities                                  12,673         10,820

Minority Interests                                        1,892          1,715

Shareholders' Equity
  Common stock                                            4,852          4,817
  Retained earnings                                      58,358         55,873
  Accumulated other comprehensive income                  8,033          5,645
                                                       --------       --------
Total shareholders' equity                               71,243         66,335

                                                       $156,570       $150,353
                                                       ========       ========

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                                                        Three months ended                   Six months ended
                                                                              June 30,                            June 30,
                                                                       2001              2000              2001              2000
                                                                             (Unaudited)                         (Unaudited)
                                                                -------------------------------------------------------------------
Operating Revenues
  Wireless                                                            $13,044            $7,085           $22,950           $13,270
  Wireline                                                              6,734             6,163            13,418            11,890
  Other revenues                                                        1,340             1,249             2,468             2,616
                                                                -------------------------------------------------------------------
  Total revenues                                                       21,118            14,497            38,836            27,776

Operating Expenses
  Cost of goods and services                                            1,852               968             3,389             2,180
  Network operating costs                                               7,352             4,230            13,571             7,740
  Depreciation and amortization                                         2,909             1,934             5,392             3,774
  Selling, general and administrative                                   3,930             3,615             7,511             6,433
                                                                -------------------------------------------------------------------
Total operating expense                                                16,043            10,747            29,863            20,127
                                                                -------------------------------------------------------------------
Operating Income                                                        5,075             3,750             8,973             7,649

Other Income (Expense):
Non-operating income (expense), net                                        33                77              (368)              606
Gain (loss) on investments, net                                            99             6,885              (891)            6,885
Interest expense                                                          921               493             1,759             1,000
                                                                -------------------------------------------------------------------
Income before income taxes and
  minority interest                                                     4,286            10,219             5,955            14,140
                                                                -------------------------------------------------------------------
Income tax provision                                                    1,177             3,563             1,474             4,796
                                                                -------------------------------------------------------------------
                                                                        3,109             6,656             4,481             9,344
Minority interest                                                      (1,113)             (796)           (1,996)           (1,456)
                                                                -------------------------------------------------------------------
Net income                                                             $1,996            $5,860            $2,485            $7,888
                                                                ===================================================================

Net earnings per share, basic                                           $0.53             $1.56             $0.66             $2.10
                                                                ===================================================================

Net earnings per share, diluted                                         $0.53             $1.55             $0.66             $2.09
                                                                ===================================================================

Weighted average shares outstanding, basic                              3,761             3,758             3,760             3,757
                                                                ===================================================================

Weighted average shares outstanding, diluted                            3,770             3,772             3,771             3,773
                                                                ===================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

                                                                   Six months ended June 30,
                                                                 2001                    2000
                                                                          (Unaudited)
                                                           ------------------------------------
Cash Flows from Operating  Activities
  Net income                                                     $2,485                  $7,888
Adjustments to reconcile net income to net cash
Provided by operating activities:
  Depreciation                                                    5,201                   3,542
  Amortization                                                      191                     232
  Deferred taxes                                                    207                      57
  Impairment charges on equipment                                    --                     673
  (Gain) on equity investments                                       --                  (6,915)
  Equity in (earnings) losses from patronage and
     equity investments                                           1,059                    (578)
  Minority interest, net of distributions                           177                    (396)
  Other                                                              42                    (156)
  Changes in assets and liabilities:
  (Increase)/decrease in:
    Accounts receivable                                          (2,540)                    443
    Materials and supplies                                         (714)                    418
  Increase/(decrease) in:
    Accounts payable                                             (1,157)                  2,070
   Other prepaids, deferrals and accruals                          (917)                   (195)
                                                           ------------------------------------
Net cash provided by operating activities                         4,034                   7,083

Cash Flows from Investing Activities
  Purchase of property plant & equipment                         (9,560)                (20,096)
  Purchase of investment securities                                (630)                   (890)
  Cash flows from investments                                     1,053                   7,630
  Proceeds from disposal of assets                                1,592                      --
                                                           ------------------------------------
Net cash used in investing activities                            (7,545)                (13,356)

Cash Flows from Financing Activities
  Proceeds from long-term debt and revolving loan                 3,999                   4,802
  Principal payments on long term debt                           (1,065)                   (724)
  Issue of common stock from exercise of stock options               35                      35
                                                           ------------------------------------
Net cash provided by financing activities                         2,969                   4,113
                                                           ------------------------------------
Net  decrease in cash                                              (542)                 (2,160)
Cash and Cash Equivalents
  Beginning                                                       3,133                   7,156
                                                           ------------------------------------
  Ending                                                         $2,591                  $4,996
                                                           ====================================

Cash paid for:
      Interest                                                   $1,735                    $987
      Income taxes (net of refunds)                              $   --                  $5,393

Non-Cash Transaction

The Company closed on the sale of its GSM equipment in January 2001, for approximately $6,500 of which approximately $4,900 was escrowed as part of a like-kind exchange transaction. The escrowed funds were disbursed as new equipment was received during the first six months of 2001.

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(in thousands)

                                                                                              Accumulated
                                                                                                 Other
                                                                  Common        Retained     Comprehensive
                                                   Shares          Stock        Earnings         Income          Total
                                              --------------------------------------------------------------------------
Balance, December 31, 1999                          3,756          $4,734        $48,499         $17,042         $70,275
 Comprehensive income (loss):
  Net income                                           --              --          9,855              --           9,855
  Change in unrealized gain
   on securities available-for-sale
   net of tax of $7,258                                --              --             --         (11,860)        (11,860)
  Reclassification of net recognized
   loss on securities available-for-sale,
   net of tax of ($284)                                --              --             --             463             463
                                                                                                               ---------
 Total comprehensive loss                                                                                         (1,542)
 Dividends declared                                    --              --         (2,481)             --          (2,481)
 Common stock issued                                    3              83             --              --              83
                                              --------------------------------------------------------------------------
Balance, December 31, 2000                          3,759           4,817         55,873           5,645          66,335
(Unaudited)
 Comprehensive income:
  Net income                                           --              --          2,485              --           2,485
  Change in unrealized gain
   on securities available-for-sale
   net of tax of ($1,365)                              --              --             --           2,229           2,229
  Reclassification of net recognized
   loss on securities
available-for-sale,
   net of tax of ($97)                                 --              --             --             159             159
                                                                                                               ---------
 Total comprehensive income                                                                                        4,873
 Common stock issued                                    2              35             --              --              35
                                              --------------------------------------------------------------------------
Balance, June 30, 2001                              3,761          $4,852        $58,358          $8,033         $71,243
                                              ==========================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARY COMPANIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The interim condensed consolidated financial statements of Shenandoah Telecommunications Company and subsidiary companies (the Company) are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the interim results have been reflected therein. All such adjustments were of a normal and recurring nature. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report to Shareholders and which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K").

2. Operating revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

3. Basic earnings per common share were computed on the weighted average number of shares outstanding. Diluted net income per share for the three months ended June 30, 2001 and June 30, 2000 and six months ended June 30, 2001 and June 30, 2000 were computed under the treasury stock method. This computation assumes the conversion as of the beginning of the period for all dilutive stock options. The computation for the three and six months ended June 30, 2001 for basic and diluted earnings per share were the same. The computation for the three months and six months ended June 30, 2000, reflect the dilutive effect of the stock options outstanding.

4. Comprehensive income includes net income along with the net of realized and unrealized gains and losses on the Company's available-for-sale investments. A summary of the unaudited results follow:

(in thousands)                   For the six months ended June 30,
                                 ---------------------------------
                                         2001                 2000
                                -----------------------------------
Net income                              $2,485               $7,888
Net unrealized gain (loss)               2,388               (2,887)
                                -----------------------------------
Comprehensive income                    $4,873               $5,001
                                ===================================


(in thousands)                  For the three months ended June 30,
                                -----------------------------------
                                         2001                 2000
                                -----------------------------------
Net income                              $1,996               $5,860
Net unrealized gain (loss)               2,691                 (189)
                                -----------------------------------
Comprehensive income                    $4,687               $5,671
                                ===================================

5. The Company has identified nine reporting segments based on the products and services each provide. Each segment is managed and evaluated separately because of diverse technologies and marketing strategies. A summary of unaudited external and internal operating revenues and net income for each segment is as follows:

(in thousands)
                                         For the six months ended June 30, 2001         June 30,
                                         --------------------------------------           2001
                                        External      Internal            Net            Total
                                        Revenues      Revenues       Income (loss)      Assets
                                    -----------------------------------------------------------
Holding                                $      --      $      --           $(656)       $100,708
Telephone                                 10,538          1,166           3,509          54,668
Cable TV                                   1,886              1            (124)         11,878
ShenTel                                    2,455            176               3           5,160
Leasing                                       13             --               3             253
Mobile                                    10,119            359           2,530          18,104
PCS                                       12,831              4          (3,133)         42,148
Long Distance                                535            231              95             153
Network                                      459             58             258           1,103
                                    -----------------------------------------------------------
Combined totals                          $38,836         $1,995          $2,485        $234,175
Inter-segment eliminations                    --         (1,995)             --         (77,605)
                                    -----------------------------------------------------------
Consolidated totals                      $38,836      $      --          $2,485        $156,570
                                    ===========================================================

(in thousands)
                                         For the six months ended June 30, 2000         June 30,
                                         --------------------------------------           2000
                                        External      Internal            Net            Total
                                        Revenues      Revenues       Income (loss)      Assets
                                    -----------------------------------------------------------
Holding                                $      --      $      --            $278         $60,839
Telephone                                  9,284          1,119           3,007          75,313
Cable TV                                   1,786              1             (68)         12,029
ShenTel                                    2,611            114              59           5,428
Leasing                                        5             --               9             291
Mobile                                     8,126            524           6,286          16,937
PCS                                        5,144             12          (1,945)         23,455
Long Distance                                530            195             167             175
Network                                      290             95              95           1,088
                                    -----------------------------------------------------------
Combined totals                          $27,776         $2,060          $7,888        $195,555
Inter-segment eliminations                    --         (2,060)             --         (53,665)
                                    -----------------------------------------------------------
Consolidated totals                      $27,776      $      --          $7,888        $141,890
                                    ===========================================================

(in thousands)
                                        For the three months ended June 30, 2001
                                        ----------------------------------------
                                        External      Internal            Net
                                        Revenues      Revenues       Income (loss)
                                    -----------------------------------------------------------
Holding                                $      --      $      --            $147
Telephone                                  5,296            586           1,745
Cable TV                                     944              1             (81)
ShenTel                                    1,334             85              38
Leasing                                        6             --               2
Mobile                                     5,502            175           1,399
PCS                                        7,542              3          (1,444)
Long Distance                                261            142              62
Network                                      233             25             128
                                    -----------------------------------------------------------
Combined totals                          $21,118         $1,017          $1,996
Inter-segment eliminations                    --         (1,017)             --
                                    -----------------------------------------------------------
Consolidated totals                      $21,118      $      --          $1,996
                                    ===========================================================

(in thousands)
                                        For the three months ended June 30, 2000
                                        ----------------------------------------
                                        External      Internal            Net
                                        Revenues      Revenues       Income (loss)
                                    -----------------------------------------------------------
Holding                                $      --      $      --             $(2)
Telephone                                  4,864            581           1,637
Cable TV                                     898              1             (38)
ShenTel                                    1,247             53              35
Leasing                                        2             --               5
Mobile                                     4,368            260           5,340
PCS                                        2,717              7          (1,235)
Long Distance                                257             97              40
Network                                      144             50              78
                                    -----------------------------------------------------------
Combined totals                          $14,497         $1,049          $5,860
Inter-segment eliminations                    --         (1,049)             --
                                    -----------------------------------------------------------
Consolidated totals                      $14,497      $      --          $5,860
                                    ===========================================================

6. Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

7. On June 22, 2001, the Company closed on a 12 year, $23.0 million long-term financing facility with CoBank, at 7.37 %. This transaction was a refinancing of the debt previously outstanding under the revolving line of credit with CoBank. The facility will be paid back in equal monthly installments of $241 thousand including interest. The Company also extended its $35 million revolving line of credit through June 2002. There has been no material change to the existing CoBank term debt, with interest rates between 6.04% and 8.00%, as reported December 31, 2000. At June 30, 2001, the Company had $0.2 million borrowed on the $35 million revolving credit facility with CoBank and no outstanding balance on its $2 million line of credit with SunTrust Bank.

8. The Company is continuing to negotiate with Sprint PCS related to the disputed travel revenue incorrectly reported to the Company by Sprint PCS during 2000 and the first three months of 2001. The financial statements reflect a $4.8 million liability for the total amount of travel revenue in dispute.

9. Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations and SFAS No. 142 "Goodwill and Other Intangible Assets" were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but be tested for impairment at least annually. SFAS No. 141 will be adopted in the third quarter of 2001 and SFAS No. 142 will be adopted in the first quarter of 2002. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report.

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

Shenandoah Telecommunications Company and its subsidiary companies (the Company) provide telephone service, long distance, personal communications service (PCS), cellular telephone, cable television, unregulated telecommunications equipment and services, internet access, paging, and digital subscriber loop (DSL) services. In addition, through its subsidiaries, the Company leases towers and operates and maintains an interstate fiber optic network. Competitive local exchange carrier services are currently being evaluated in certain target markets. The Company's operations are principally along the Interstate 81 corridor from the Northern Shenandoah Valley of Virginia through West Virginia, Maryland, and into South Central Pennsylvania.

To better conform to industry standards, beginning with first quarter 2001, the Company has adopted the approach of reporting revenues as wireline, wireless and other revenues. These revenue classifications are defined as follows: Wireline revenues include the following subsidiary revenues in the financial results:
Telephone Company, Network Company, Cable Television Company, and the Long Distance Company. Wireless revenues are made up of the PCS (Personal Communications Service) Company, Mobile Company and within the Mobile company the revenues of the Cellular Partnership. Other revenues are comprised of the revenues of ShenTel Service Company, the Leasing Company, and the Holding Company. The Company has reclassified prior period results to reflect this change.

SELECTED OPERATING STASTICS

The following table shows selected operating statistics of the Company for the previous five quarters. This information is unaudited, and is provided as a supplement to the financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARY COMPANIES
SELECTED OPERATING STATISTICS (Unaudited)

                                             Jun 30,       Mar 31,       Dec 31,          Sep 30,         Jun 30,
                                              2001          2001           2000            2000            2000
                                       ---------------------------------------------------------------------------
Telephone Access Lines                        24,432        24,288         24,117          23,994          23,821

CATV Subscribers                               8,756         8,742          8,707           8,683           8,629

Internet Subscribers                          16,385        16,045         14,900          13,956          12,943

Digital PCS Subscribers                       32,067        27,339         23,232          18,409          15,418

Analog Cellular Subscribers                    9,985        10,416         10,836          11,289          11,722

Paging Subscribers                             4,640         4,710          4,786           4,861           4,885

Fiber Route Miles                                468           N/A            408             N/A             N/A

Fiber Miles                                   13,835           N/A         10,210             N/A             N/A

CDMA Base Stations (sites)                       130           126             58              58              58

Cellular Base Stations                            20            20             20              20              20

Towers Owned (over 100 foot)                      64            64             64              39              39

PCS Market POPS                            2,048,000     2,048,000      2,048,000         700,000         700,000

PCS Covered POPS                           1,100,000     1,100,000        400,000         400,000         400,000

Cellular Market POPS                         170,000       170,000        170,000         170,000         170,000

PCS ARPU (Ave. revenue per user)              $54.11        $50.86         $54.36          $53.60          $56.19

PCS Ave Monthly Churn %                        1.83%         2.18%          2.33%           2.57%           2.73%

POPS - is the estimated population of people in a geographic area covered by the service.

N/A - data is not available as of these dates.

PCS Ave Monthly Churn - average of 3 monthly calculations of deactivations (excluding returns less than 30 days) divided by beginning of period subscribers

RECENT DEVELOPMENTS

The Company continued to enhance and expand its PCS operations during the first half of 2001 using the CDMA technology under the national brand of Sprint PCS. In mid-February 2001, the Company turned up the PCS network in the Central Pennsylvania market. This market encompasses the Harrisburg and York areas. Later this year, the Company will continue expanding its network in the Altoona, Pennsylvania market, but at this time, the Company has no timetable set for opening a retail operation in the Altoona market. As a result of the extensive growth of the PCS business, it is becoming a more significant portion of total revenue. Over recent history, revenue has shifted from traditional wireline revenues to wireless revenues. For the first six months ended June 30, 2001, Wireless revenue contributed 59% of total revenue, Wireline revenue was 35% of total revenue and Other revenue was 6% of total revenue. These results compare to 48% for Wireless, 43% for Wireline and 9% for Other, for the first six months of 2000. This significant shift in revenue will likely continue as the Company's PCS revenues grow from the expanded markets covered by the PCS network.

During the quarter, the Company closed on an additional $23 million long-term debt financing with CoBank, extended its $35 million revolving debt facility and completed the purchase of over 50 base stations for the PCS expansion, using proceeds from the January 2001 sale of the GSM equipment.

The Company is dependent on Sprint PCS for the reporting of a significant portion of all PCS revenues, particularly travel and service revenue. During the second quarter of 2001, the Company remained in contact with Sprint PCS to review, test, and validate travel information being reported to the Company. Due to the errors in the information that has been provided by Sprint PCS in the past, there is no absolute certainty that all adjustments have been communicated to the Company at this time. The Company is continuing to work with Sprint PCS to verify and confirm the accuracy of the information provided by Sprint PCS, which includes the total amount that may be required to be repaid to Sprint PCS. As a result, trends are uncertain for travel and service revenues provided by Sprint PCS.

The Company is planning the rollout of DSL service outside of the regulated telephone service area in the next six to nine months. This service is not expected to require significant capital or operating resources.

RESULTS OF OPERATIONS SECOND QUARTER 2001 VS SECOND QUARTER 2000

General

Total revenue for the second quarter 2001 increased $6.6 million or 45.6% to $21.1 million compared to the same period last year. Net income decreased $3.9 million or 65.9% to $2.0 million compared to $5.9 million for second quarter 2000. Diluted earnings per share were $0.53 compared to $1.56 for the second quarter last year. The earnings decline is the result of a $6.4 million decline in non-operating income, primarily due to the one time gain realized on the sale of the Company's Virginia 6 RSA partnership investment in second quarter 2000.

Revenues

Total revenues increased $6.6 million or 45.6 % to $21.1 million compared to $14.5 million reported in second quarter 2000. Wireless revenue increased $6.0 million or 84.1% due to higher travel and roamer revenue of $2.6 million on the PCS network. The Company has added 16,649 net PCS subscribers since June 30, 2000, which contributed to the $2.2 million increase in subscriber revenue compared to second quarter last year. At June 30, 2001, the Company had 32,067 PCS subscribers compared to 15,418 subscribers June 30, 2000, or a 108% increase in subscribers. Additionally, cellular revenue increased $1.1 million, primarily due to higher roamer revenues generated from other providers' customers using our network, compared to the same period a year ago. Wireline revenues increased $0.6 million or 9.3%, due to a $0.4 million increase in access revenue in the telephone business, and an increase in the usage of the Company's fiber network facilities of $0.1 million, compared to the same period last year. Higher revenues in the cable TV operation were primarily generated by increased subscriptions to the Company's digital cable TV service. Other revenue increased $0.1 million due to an increase in Internet subscribers, somewhat offset by a decrease in equipment sales by ShenTel Service company.

Operating Expenses

Operating expenses increased $5.3 million or 49.3% to $16.0 million compared to second quarter last year. Network operating costs increased $3.1 million due primarily to additional lines and added traffic over the network, particularly in support of the expanded wireless services related to the PCS expansion into Pennsylvania. Depreciation and amortization increased by $1.0 million compared to the same period last year, as new assets, particularly in the PCS expansion, have been added to the networks. Selling, general and administrative costs are up $0.3 million or 8.7% due primarily to opening new PCS stores in the Harrisburg and York, Pennsylvania markets and adding new employees to support those operations.

The Company's operating margin was 24.0%, down from 25.9% for the same period last year. This decline was primarily due to the impact of the increase in network costs to support the expanded PCS network into the Central Pennsylvania market.

Gain (loss) on the sale of investments declined $6.8 million primarily due to the one-time gain on the sale of the Company's interest in the Virginia RSA 6 partnership in May 2000.

Interest expense increased $0.4 million or 87.2% to $0.9 million in second quarter 2001, a result of increased borrowing levels to support the PCS expansion. As the Company continues to build its PCS network, interest expense will increase as the Company borrows additional funds to finance the network expansion and enhancements.

Income before taxes and minority interest decreased $5.9 million due to the impact of the one-time gain on the sale of the Virginia 6 RSA partnership interest in 2000.

The Company measures ongoing operations as net income excluding gains and losses on external investments unaffiliated with operations. This calculation eliminates the impact of the after-tax investment gains or losses which management cannot directly influence; as well as a portion of the non-operating income/expense that is not directly controlled by management. The second quarter results show $2.0 million for ongoing operations before taxes compared to $2.0 million for ongoing operations from second quarter 2000. The similar results reflect improved wireless results in 2001, primarily from the cellular operation, offset by an increase in interest expense of $0.4 million and an increase of $0.3 million in minority interest.

Income tax provision declined $2.4 million due to lower earnings and the impact of the minority interest effect on the cellular partnership earnings within the operation.

Minority interest increased $0.3 million or 39.8% to $1.1 due to the improved performance of the cellular operation, which is 66% owned by the Company.

Net income decreased $3.9 million or 65.9% to $2.0 million for the quarter, due primarily to the impact of the sale of the Company's interest in the Virginia RSA 6 operation in 2000, and increased operating costs incurred in Pennsylvania from the PCS network.

RESULTS OF OPERATIONS SIX MONTHS 2001 YEAR-TO-DATE VS SIX MONTHS 2000
YEAR-TO-DATE

General

Total revenue for the six months of 2001 increased $11.0 million or 39.8% to $38.8 million compared to $27.8 million for the same period last year. Net income decreased $5.4 million or 68.5% to $2.5 million compared to $7.9 million for year-to-date 2000. Diluted earnings per share decreased to $0.66 for 2001 compared to $2.09 for 2000. The earnings decline is primarily due to the one time gain realized on the sale of the Company's Virginia 6 RSA partnership interest, in second quarter 2000. Additionally, realized losses on certain non-operating investments, increased costs in the expanded PCS operation and higher interest expense contributed to the decline in earnings.

Revenues

Total revenues increased $11.0 million or 39.8 % to $38.8 million, up from $27.8 million for year-to-date 2000. Wireless revenue increased $9.7 million or 72.9% due to higher travel and roamer revenue of $3.9 million on the PCS network. The Company added 16,649 net PCS subscribers since June 30, 2000, which contributed to the $4.2 million increase in subscriber revenue compared to the same period last year. Additionally, Mobile revenue increased $2.0 million, due to higher roamer revenues generated from other providers' customers using our network, and increased tower rental revenue compared to the same period a year ago. Wireline revenues increased $1.5 million or 12.9%, due to a $0.9 million increase in access and local service revenue in the telephone business. Increased usage of the fiber network facilities contributed $0.5 million to increased revenue compared to the same period last year. Higher revenues in the cable TV operation of $0.1 million were generated by increased subscription to the Company's digital cable TV service. Other revenue decreased $0.1 million due to a decrease in equipment sales by ShenTel Service company, somewhat offset by an increase in Internet subscribers.

Operating Expenses

Operating expenses increased $9.7 million or 48.4% to $29.8 million compared to $20.1 million for 2000 year-to-date expenses. Cost of goods and services is up $1.2 million or 55.5% primarily the result of costs for handsets sold in the PCS operation and the increasing cost for cable TV programming. Network operating costs increased $5.8 million due to the PCS expansion in Pennsylvania. Depreciation increased by $1.6 million or 42.9% compared to the same period last year, as new assets, particularly in the PCS operation, have been added to the networks. Selling, general and administrative costs are up $1.1 million or 16.8% due primarily to opening new PCS stores in the Harrisburg and York, Pennsylvania markets and adding new employees to support those operations. The Company's customer support costs have also increased significantly since June 30, 2000 due to the growth in the PCS customer base.

The Company's operating margin is 23.1%, down from 27.5% for the same period last year. This decline was primarily due to the impact of the increases in network costs to support the expanded PCS network in the Central Pennsylvania market.

The Company's comparative results were negatively impacted for the six months, due to the impact of the gain recorded in the 2000 on the sale of the Company's interest in the of the Virginia 6 RSA Limited Partnership (VA 6 transaction). The gain before taxes was $6.9 million, and the after tax gain was $4.3 million.

Non-operating income (expense), including gain (loss) on investments declined $8.7 million in total, due to the VA 6 transaction in May 2000 and the impact of realized losses on several of the Company's investments.

Interest expense increased $0.8 million or 75.8% to $1.8 million in 2001, a result of increased borrowing levels primarily to support the PCS expansion.

Income before taxes and minority interest decreased $8.2 million due to the impact of the VA 6 transaction, higher interest costs, and the impact of realized losses on investments.

The ongoing operations measure for the six months show results of $2.8 million for 2001 compared to $3.8 million for the 2000 results. The year-to-date results reflect improved wireless results from the cellular operation, more than offset by higher operating costs in the PCS operation, higher interest costs and increased minority interest charges.

Income tax expense decreased $3.3 million primarily due to the VA 6 transaction, and the impact of the increase in the minority interest charge.

Minority interest increased $0.5 million or 37.2% to $2.0 due to the improved performance of the cellular operation, which is 66% owned by the Company.

Net income decreased $5.4 million or 68.5% to $2.5 million for 2001, due to the VA 6 transaction, the result of investment losses, and increase in costs incurred in Pennsylvania from the PCS network.

INVESTMENTS IN NON-AFFILIATED COMPANIES

The Company participates in emerging technologies by investing in various start-up companies. This includes indirect participation through venture capital funds such as South Atlantic Venture Fund III, South Atlantic Private Equity IV, Dolphin Communications Parallel Fund and Dolphin Communications Fund II. It also includes direct participation in start-up companies. For those investments that eventually result in marketable securities, it is the intent of the Company to evaluate whether to hold or sell parts or all of each investment on an individual basis. The Company currently holds shares of four companies with marketable securities that have NASDAQ or NYSE listings. As of June 30, 2001, the market values of these investments were; $13.6 million in Illuminet (ILUM) with 433,504 shares, $0.2 million in ITC^DeltaCom (ITCD) with 62,276 shares, $0.4 million in Loral Communications (LOR) with 150,332 shares, and $0.1 million in NetIQ (NTIQ) with 3,744 shares held. Net unrealized gains on the securities available for sale, increased $4.1 million during the second quarter of 2001 to $12.8 million, reflecting the volatile stock prices of these technology securities and current market conditions.

During the quarter ended June 30, 2001, the Company charged $0.1 million to earnings as a result of lower market valuations, which in management's view is other than temporary for the ITC^DeltaCom investment. The Company also wrote down Concept Five Technologies by $0.6 million due to information provided to the Company, suggesting Concept Five Technologies would be ceasing operations. Concept Five is selling its assets and dissolving the company. Management monitors the carrying value of all investments on an ongoing basis, including those investments that have previously been written down.

LIQUIDITY AND CAPITAL RESOURCES

The Company's two principal sources of funds for financing expansion activities and operations are internally generated funds and loan agreements, primarily with CoBank.

The Company has a $35.0 million revolver loan agreement with CoBank, which was renewed during the quarter and matures on June 1, 2002. The outstanding balance on the $35.0 million facility as of June 30, 2001 was $0.2 million.

The Company closed on a long-term loan facility with CoBank on June 22, 2001 to term-out $23.0 million of borrowings previously outstanding on the revolver. The term of this debt is 12 years, with a fixed rate of 7.37%. The Company will begin repaying this obligation in September 2001, in monthly installments of $241 thousand for principle and interest. Other terms and conditions are similar to the existing long-term facility that is outstanding with CoBank.

As of June 30, 2001, the Company's total long-term CoBank debt outstanding is $46.0 million, at fixed rates ranging from 6.04% to 8.00%. Repayment of the long-term debt facility requires monthly payments on this debt through September 2013.

Additionally, the Company has fully drawn long-term debt facilities with RUS/RTB that total $12.3 million at the end of June 2001, and matures after 2006. The majority of this debt has fixed rates ranging from 6.67% to 8.05%.

The Company's long-term debt facilities require the Company to maintain certain covenants, related to operating results and debt coverage ratios, including a leverage ratio, equity to total assets ratio, and debt service coverage ratio. A portion of the Company's debt pricing is tied to the Company's debt service coverage covenant.

The Company maintains an unsecured line of credit for $2.0 million with a local bank. No draws were made on this line during the first six-months of 2001 and no amounts are outstanding as of June 30, 2001.

At its option, the Company may also liquidate portions of the securities available for sale portfolio, to provide for its cash and capital needs. These securities had a market value of $14.3 million as of June 30, 2001. During the quarter ended June 30, 2001, the Company sold 30,000 shares of Illuminet, for $0.9 million.

Year-to-date capital spending was $13.8 million for the first six months of 2001. The Company anticipates higher levels of spending during the remainder of 2001, but still within the original capital budget total of $34.9 million. Total spending includes $4.9 million of proceeds from the sale of the GSM equipment that were previously escrowed, used to purchase base stations for the PCS network. The purchase of over 50 base stations depleted the equipment fund deposit reported on the March 31, 2001 balance sheet. Management expects cash flow from operations, current loan facilities, and the potential liquidation of portions of its available for sale securities will provide the Company with adequate cash resources through 2001.

TRAVEL RATE CHANGES

As previously reported, Sprint PCS announced April 27, 2001, that the travel exchange rate between and among Sprint PCS and its affiliates would decrease from $0.20 per minute to $0.15 per minute. This change became effective June 1, 2001. The travel rate is expected to further decline to $0.12 on October 1, 2001 and decrease again to about $0.10 per minute by January 1, 2002. Based on information provided to the Company by Sprint PCS, travel by the Company's customers on other Sprint PCS networks is slightly less than the travel by other Sprint PCS customers traveling on the Company's network.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our market risks relate primarily to changes in interest rates, on instruments held for other than trading purposes. Our interest rate risk involves two components. The first component is outstanding debt with variable rates. As of June 30, 2001, the balance of the Company's variable rate debt is $0.2 million, made up of a single traunch of the revolving note payable, which matures June 1, 2002. The rate of this note is based upon the lender's cost of funds. The Company also has a variable-rate line of credit totaling $2 million, with no outstanding borrowings at June 30, 2001. The Company's remaining debt has fixed interest rates through its maturity. The second component of market risk is temporary excess cash, primarily invested in overnight repurchase agreements and short-term certificates of deposit. As the Company continues to expand its operations, temporary excess cash is expected to be minimal. Available cash will be used to repay existing and anticipated new debt obligations, maintaining and upgrading capital equipment, ongoing operations, and investment opportunities in new and emerging technologies and potential dividends to the Company's shareholders. Management does not view market risk as a significant risk to the Company's results of operations, although adverse results could be generated if interest rates were to escalate markedly.

ITEM 4. Submission of Matters to a Vote of Security Holders set forth below:

     (a) At the Annual Meeting of the Shareholders of the Company held on April 17, 2001, 2,111,644 of the Company's 3,759,760 outstanding shares were present in person or proxy and entitled to vote, which constituted a quorum.

     (b)  At the Annual Meeting, the following nominees were elected:
          CLASS II DIRECTORS - To serve until the 2004 Annual Meeting

          Dick D. Bowman
          Christopher E. French
          James E. Zerkel, II

     (c) At the Annual Meeting, the following matters were voted upon and received the vote set forth below:

          1. Election of Directors. Provided that a quorum is present, the nominees receiving the greatest number of votes cast are elected as directors and, as a result in tabulating the vote, votes withheld have no effect upon the election of directors, Each nominee for director was elected, having received the following vote:

          NOMINEE                     FOR                     WITHHELD
          Dick D. Bowman           2,099,650                    11,994
          Christopher E. French    2,108,786                     2,858
          James E. Zerkel, II      2,084,229                    27,495


ITEM 6. Exhibits and Reports on Form 8-K

                                      NONE


SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARY COMPANIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  SHENANDOAH TELECOMMUNICATIONS COMPANY
                  (Registrant)

August 10, 2001   /s/ CHRISTOPHER E. FRENCH
                  Christopher E. French
                  President


August 10, 2001   /s/ LAURENCE F. PAXTON
                  Laurence F. Paxton
                  Vice President - Finance