Form 10-Q
period 2001-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2001-11-09
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


              For Quarter and Nine Months Ended September 30, 2001

                          Commission File Number 0-9881


                      SHENANDOAH TELECOMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)



           Virginia                                   54-1162807
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                 Identification  Number)


                      PO Box 459, Edinburg, Virginia 22824
              (Address of principal executive office and zip code)


Registrant's telephone number, including area code:  (540) 984-4141

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES      X                  NO
                         ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


            Class                              Outstanding at October 31, 2001
--------------------------                     -------------------------------
Common Stock, No Par Value                           3,764,873 Shares

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARY COMPANIES


                                      INDEX


                                                                            Page
                                                                         Numbers

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
           September 30, 2001 and December 31, 2000                       3-4

         Condensed Consolidated Statements of Income for the
           Three and Nine Months Ended September 30, 2001 and 2000        5

         Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2001 and 2000                  6

         Condensed Consolidated Statements of
           Shareholders' Equity and Comprehensive Income (Loss)
           for the Nine Months Ended
           September 30, 2001 and the Twelve Months
           Ended December 31, 2000                                        7

         Notes To Unaudited Condensed Consolidated
           Financial Statements                                           8-12

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  13-21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       21

PART II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders              21

Item 6.  Exhibits and Reports on Form 8-K                                 21

         Signatures                                                       22

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

Assets

                                               September 30,   December 31,
                                                    2001            2000
                                                (Unaudited)
                                               -------------   ------------
Current Assets
  Cash and cash equivalents                         $  3,106       $  3,133
  Accounts receivable, net                             7,802          5,380
  Income tax receivable                                1,228          2,052
  Materials and supplies                               3,266          2,856
  Prepaid expenses and other                             583            854
                                                    --------       --------
Total current assets                                  15,985         14,275

Securities and Investments
  Available-for-sale securities                       16,967         11,771
  Other investments                                    6,755          6,996
                                                    --------       --------
Total securities and investments                      23,722         18,767

Property, Plant and Equipment, net                   118,444        111,808

Other Assets
  Cost in excess of net assets of business
   acquired, less accumulated amortization
   of $1,882 and $1,600                                3,748          4,030

  Deferred charges and other assets, net                 493            340
  Radio spectrum license, net                             --          1,133
                                                    --------       --------
Total other assets                                     4,241          5,503

                                                    $162,392       $150,353
                                                    ========       ========

                                   (continued)

ANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)

Liabilities and Shareholders' Equity

                                               September 30,   December 31,
                                                    2001            2000
                                                (Unaudited)
                                               -------------   ------------
Current Liabilities
  Current maturities of long-term debt                $5,627         $2,403
  Accounts payable                                     3,569          4,914
  Refundable wireless liability                        2,308          2,800
  Advance billings and deposits                        2,086          1,577
  Refundable equipment payment                            --          3,871
  Other current liabilities                            2,659          2,834
                                               -------------   ------------
Total current liabilities                             16,249         18,399

Long-Term Debt, less current maturities               53,147         53,084

Other Liabilities
  Deferred income taxes                               14,053          9,218
  Pension & other                                      1,917          1,602
                                               -------------   ------------
Total other liabilities                               15,970         10,820

Minority Interests                                     1,886          1,715

Shareholders' Equity
  Common stock                                         4,880          4,817
  Retained earnings                                   60,452         55,873
  Accumulated other comprehensive income               9,808         5,645
                                               -------------   ------------
Total shareholders' equity                            75,140         66,335

                                                    $162,392       $150,353
                                               =============   ============

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                                              Three months ended               Nine months ended
                                                                September 30,                     September 30,
                                                              2001          2000              2001           2000
                                                                 (Unaudited)                      (Unaudited)
                                                        ------------------------------------------------------------
Operating Revenues
  Wireless                                                  $15,802         $8,514          $38,752         $21,785
  Wireline                                                    6,917          6,102           20,335          17,991
  Other revenues                                              1,291          1,266            3,759           3,882
                                                        ------------------------------------------------------------
  Total revenues                                             24,010         15,882           62,846          43,658

Operating Expenses
  Cost of goods and services                                  1,973          1,544            5,364           4,306
  Network operating costs                                     8,270          5,096           21,839          12,836
  Depreciation and amortization                               3,117          1,819            8,509           5,593
  Selling, general and administrative                         4,281          2,840           11,793           8,691
                                                        ------------------------------------------------------------
Total operating expense                                      17,641         11,299           47,505          31,426
                                                        ------------------------------------------------------------
Operating Income                                              6,369          4,583           15,341          12,232

Other Income (expense):
    Non-operating income (expense), net                         (64)            50               77             356
    Gain (loss) on investments, net                            (643)            69           (2,041)          7,254
    Interest expense                                           (960)          (741)          (2,718)         (1,741)
                                                        ------------------------------------------------------------
Income before income taxes and
  Minority interest                                            4,702         3,961           10,659          18,101
Income tax provision                                          (1,322)       (1,166)          (2,797)         (5,692)
                                                        ------------------------------------------------------------
                                                               3,380         2,795            7,862          12,139
Minority interest                                            (1,286)          (863)          (3,283)         (2,319)
                                                        ------------------------------------------------------------
Net income                                                    $2,094        $1,932           $4,579          $9,820
                                                        ============================================================

Net earnings per share, basic                                  $0.56         $0.50            $1.22           $2.61
                                                        ============================================================

Net earnings per share, diluted                                $0.55         $0.50            $1.21           $2.60
                                                        ============================================================

Weighted average shares outstanding, basic                     3,761         3,757            3,760           3,757
                                                        ============================================================

Weighted average shares outstanding, diluted                   3,778         3,768            3,774           3,768
                                                        ============================================================


See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(Unaudited)

                                                                    Nine months ended
                                                                      September 30,
                                                                   2001            2000
                                                               --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                      $4,579          $9,820
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                     8,222           5,248
  Amortization                                                       287             345
  Deferred tax charges (benefit)                                   2,288             (22)
  (Gain) loss on investments                                       1,205          (6,992)
  Equity (earnings) loss in investee                                 500            (717)
  Loss on impairment of equipment                                     --             673
  Loss on disposal of equipment                                      146              --
  Minority interest of partnership                                 3,283           2,319
  Other                                                              162            (197)
  Changes in current assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                           (2,422)            356
    Materials and supplies                                          (410)            755
  Increase (decrease) in
    Accounts payable                                              (1,345)          3,393
   Other prepaids, deferrals and accruals                         (2,934)           (300)
                                                               --------------------------
Net cash provided by operating activities                         13,561          14,681

Cash Flows from Investing Activities
  Purchases of property, plant & equipment                       (15,009)        (36,554)
  Purchases of other investments                                  (1,054)         (1,654)
  Proceeds from sale of available-for-sale securities              1,104           7,680
  Proceeds from disposal of radio spectrum license                 1,133              --
                                                               --------------------------
Net cash used in investing activities                            (13,826)        (30,528)

Cash Flows from Financing Activities
  Proceeds from long-term debt and revolving loan                  5,099          16,223
  Principal payments on long-term debt                            (1,812)         (1,141)
  Distributions to minority interest partners                     (3,112)         (2,805)
  Issue of common stock upon exercise of stock options                63              62
                                                               --------------------------
Net cash provided by financing activities                            238          12,339
                                                               --------------------------
Net decrease in cash                                                 (27)         (3,508)

Cash and Cash Equivalents
  Beginning                                                        3,133           7,156
                                                               --------------------------
  Ending                                                          $3,106          $3,648
                                                               ==========================

Cash paid for:
         Interest                                                 $3,171          $2,135
         Income taxes (net of refunds)                            $  231          $6,622

Non-Cash Transaction:
The Company closed on the sale of its GSM equipment in January 2001, for approximately $6,500 of which approximately $4,900 was escrowed as part of a like-kind exchange transaction. The escrowed funds were disbursed as new equipment was received during the first six months of 2001. See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(in thousands)

                                                                                    Accumulated
                                                                                       Other
                                                          Common      Retained     Comprehensive
                                             Shares        Stock      Earnings         Income          Total
                                            -------------------------------------------------------------------
Balance, December 31, 1999                      3,756      $4,734      $48,499            $17,042      $70,275
  Comprehensive income
   Net income                                      --          --        9,855                 --        9,855
   Change in unrealized gain
      on securities available-for-sale
      net of tax of $7,258                         --          --           --            (11,860)     (11,860)
  Reclassification of net recognized
     Loss on securities available-for-
     sale, net of tax of ($284)
                                                   --          --           --                463          463
                                                                                                  -------------
  Total comprehensive loss                                                                              (1,542)
  Dividends declared                               --          --       (2,481)                --       (2,481)
  Common stock issued                               3          83           --                 --           83
                                            -------------------------------------------------------------------

Balance, December 31, 2000                      3,759      $4,817      $55,873             $5,645      $66,335
(Unaudited)
  Comprehensive income
   Net income                                      --          --        4,579                 --        4,579
   Change in unrealized gain
      on securities available-for-sale
      net of tax of ($2,331)                       --          --           --              3,809        3,809
  Reclassification of net recognized
      loss on securities available-for-
      sale, net of tax of ($216)
                                                   --          --           --                354          354
                                                                                                  -------------
  Total comprehensive income                                                                             8,742
 Common stock issued                                3          63           --                 --           63

                                            -------------------------------------------------------------------
Balance, September 30, 2001                     3,762      $4,880      $60,452             $9,808      $75,140
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

3. Basic net earnings per share were computed on the weighted average number of shares outstanding. Diluted net earnings per share were computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options. There were no adjustments to net income in the computation of dilutive net income per share for any period.

4. The Company has identified nine reporting segments based on the products and services each provide. Each segment is managed and evaluated separately because of diverse technologies and marketing strategies. A summary of unaudited external operating revenues, internal operating revenues, EBITDA and net income of each segment is as follows. The Company defines EBITDA as net income increased by the provision for income taxes, depreciation, amortization of long lived assets, and interest expense, and decreased by interest income. 2001 PCS results reflect the $0.9 million favorable travel adjustment recorded in September 2001.


In thousands                                        For the three months ended
(unaudited)                                             September 30, 2001
                                       External        Internal                        Net
                                       Revenues        Revenues        EBITDA     Income (Loss)
                                ---------------------------------------------------------------
Holding                                $    --         $   --         $ (717)          $  (322)
Telephone                                5,429            634          3,882             1,669
Cable TV                                   944              1            260              (115)
ShenTel                                  1,285             76             50               (89)
Leasing                                      6              -              3                 2
Mobile                                   6,053            174          3,059             1,727
PCS                                      9,749              5            539            (1,003)
Long Distance                              292            154            147                91
Network                                    252             25            248               134
                                ---------------------------------------------------------------
Combined totals                        $24,010         $1,069         $7,471           $ 2,094
Inter-segment eliminations                   -         (1,069)            --                --
                                ---------------------------------------------------------------
Consolidated totals                    $24,010             --         $7,471           $ 2,094
                                ===============================================================

In thousands
(unaudited)                                         For the three months ended
                                                        September 30, 2000
                                       External        Internal                            Net
                                       Revenues        Revenues         EBITDA        Income (Loss)
                                -------------------------------------------------------------------
Holding                                $    --           $   --         $  (703)            $  147
Telephone                                4,757              658           3,884              1,480
Cable TV                                   923                1             279                (36)
ShenTel                                  1,260               56              62                (78)
Leasing                                      6                -               3                  1
Mobile                                   4,602              245           3,058              1,116
PCS                                      3,912                8             248               (804)
Long Distance                              278               90             147                 40
Network                                    144               49             248                 66
                                -------------------------------------------------------------------
Combined totals                        $15,882           $1,107         $ 7,226             $1,932
Inter-segment eliminations                  --           (1,107)             --                 --
                                -------------------------------------------------------------------
Consolidated totals                    $15,882               --         $ 7,226             $1,932
                                ===================================================================


In thousands                                        For the nine months ended
(unaudited)                                             September 30, 2001
                                       External        Internal                            Net
                                       Revenues        Revenues         EBITDA        Income (Loss)
                                -------------------------------------------------------------------
Holding                                $    --           $   --          $(2,267)           $ (979)
Telephone                               15,967            1,800           11,701             5,179
Cable TV                                 2,830                2              952              (239)
ShenTel                                  3,740              252              447               (86)
Leasing                                     19                -                8                 5
Mobile                                  16,173              533            7,735             4,257
PCS                                     22,579                9           (1,136)           (4,136)
Long Distance                              827              385              299               186
Network                                    711               83              704               392
                                -------------------------------------------------------------------
Combined totals                        $62,846           $3,064          $18,443            $4,579
Inter-segment eliminations                  --           (3,064)              --                --
                                -------------------------------------------------------------------
Consolidated totals                    $62,846               --          $18,443            $4,579
                                ===================================================================

In thousands                                        For the nine months ended
(unaudited)                                             September 30, 2000
                                       External        Internal                            Net
                                       Revenues        Revenues         EBITDA        Income (Loss)
                                -------------------------------------------------------------------
Holding                                $    --           $   --         $(2,065)            $  425
Telephone                               14,041            1,778          11,673              4,487
Cable TV                                 2,708                2             954               (104)
ShenTel                                  3,871              170             476                (19)
Leasing                                     11               --               6                 10
Mobile                                  12,728              650           7,621              7,401
PCS                                      9,057               20          (2,278)            (2,748)
Long Distance                              808              285             298                135
Network                                    434              143             703                233
                                -------------------------------------------------------------------
Combined totals                        $43,658           $3,048         $17,388             $9,820
Inter-segment eliminations                  --           (3,048)             --                 --
                                -------------------------------------------------------------------
Consolidated totals                    $43,658               --         $17,388             $9,820
                                ===================================================================

The Company's assets by segment for the periods ended September 30, 2001 and September 30, 2000 are as follows:


In thousands                       September 30,       September 30,
(unaudited)                             2001                2000

Holding                               $107,015            $63,413
Telephone                               56,709             75,749
Cable TV                                11,743             12,053
ShenTel                                  5,194              5,226
Leasing                                    254                290
Mobile                                  18,214              5,566
PCS                                     49,398             41,079
Long Distance                              201                214
Network                                    978              1,146
                                -------------------------------------
Combined totals                       $249,706           $204,736
Inter-segment eliminations             (87,314)           (60,444)
                                -------------------------------------
Consolidated totals                   $162,392           $144,292
                                =====================================

5. Comprehensive income (loss) includes net income along with net unrealized gains and losses on the Company's available-for-sale investments. A summary of the unaudited results follow:

In thousands                            For the three months ended         For the nine months ended
                                              September 30,                      September 30,
                                         2001              2000             2001               2000
                                   -------------------------------------------------------------------------
Net income                              $2,094            $1,932           $4,579              $9,820
Net unrealized gain (loss)               1,775            (7,133)           4,163             (10,020)
                                   -------------------------------------------------------------------------
Comprehensive income (loss)             $3,869           ($5,201)          $8,742               ($200)
                                   =========================================================================

6. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

7. On June 22, 2001, the Company closed on a 12 year, $23 million long-term financing facility with CoBank, at 7.37 %. This facility will be paid back in equal monthly installments of $241 thousand including interest. The Company also extended its $35 million revolving line of credit through June 2002. At September 30, 2001, the Company had $1.3 million borrowed on the $35 million revolving credit facility with CoBank, and no outstanding balance on its $2 million line of credit with SunTrust Bank.

8. The Company negotiated a settlement of the travel revenue issue with Sprint PCS during September 2001. The agreement finalizes the allocation of travel revenue, which impacted the Company's results prior to March 2001. As a result, for the three months ended September 30, 2001, the Company recognized a $926,000 one-time favorable adjustment to travel revenue. The Company will repay the remaining $3.8 million liability previously recorded in equal monthly installments by December 15, 2001.

9. Subsequent to the end of the quarter, the Company liquidated 100,000 shares of Illuminet (ILUM) an available-for-sale security, for proceeds of approximately $4.4 million. The Company also liquidated all its holdings of ITC^DeltaCom (ITCD) and Loral (LOR) for proceeds of approximately $0.2 million. The Company recognized approximately $4.2 million net gain before taxes on the sales of these securities.

10. Subsequent to the end of the quarter, The Board of Directors declared a cash dividend of $0.70 per share payable on November 30, 2001, to shareholders of record on November 9, 2001. The total dividend will be approximately $2.6 million.

11. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" , which is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price.

In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires nonamortization of goodwill and intangible assets that have indefinite useful lives and also requires annual tests of impairments of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are applied starting with fiscal years beginning after December 15, 2001 and apply to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the nonamortization provisions of the statement. The Company will adopt SFAS No. 142 beginning January 1, 2002, and such adoption is not anticipated to have a material adverse impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS No.143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

The Company is required and plans to adopt the provisions of SFAS No. 143 no later than the quarter ending March 31, 2003. At the present time, the Company has not made a final determination of the impact this statement will have on the Company's results of operations and financial position.

On October 3, 2001, the FASB issued SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and will provide a single accounting model for long-lived assets held-for-sale. SFAS No. 144 will also supercede the provisions of Accounting Principles Board Opinion ("APB") 30 with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be reported in the periods in which the losses are incurred (rather than as of the measurement date as previously required by APB
30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. SFAS

No. 144 is effective for the Company for the first quarter of 2002. No final determination has been made of the impact this statement will have on the Company's results of operations and financial position.

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

Shenandoah Telecommunications Company and subsidiaries (the Company) provide telephone service, long distance, personal communications service (PCS), cellular telephone, cable television, unregulated telecommunications equipment and services, internet access, paging, and digital subscriber loop (DSL) services. In addition, through its subsidiaries, the Company leases towers and operates and maintains an interstate fiber optic network. Competitive local exchange carrier (CLEC) services are currently being evaluated in certain target markets. The Company's operations are principally along the Interstate 81 corridor from the Northern Shenandoah Valley of Virginia through West Virginia, Maryland, and into South Central Pennsylvania.

The Company reports revenues in three categories; wireless, wireline and other revenues. These revenue classifications are defined as follows: Wireless revenues are made up of Shenandoah Personal Communications Company (PCS), and Mobile Company, which includes the revenues of the Cellular Partnership and tower revenues. The wireline revenues include the following subsidiary revenues in the financial results: Telephone Company, Network Company, Cable Television Company, and the Long Distance Company. Other revenues are comprised of the revenues of ShenTel Service Company, the Leasing Company, and the Holding Company. The Company adopted this presentation in the first quarter of 2001, and has reclassified prior period results to reflect this change.

SELECTED OPERATING STATISTICS

The following table shows selected operating statistics of the Company for the previous five quarters. This information is unaudited, and is provided as a supplement to the financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARY COMPANIES
SELECTED OPERATING STATISTICS (Unaudited)

                                                           Three Month Period Ended
                                          Sep 30,      Jun 30,      Mar 31,      Dec 31,      Sep 30,
                                           2001          2001         2001         2000         2000
                                       ------------------------------------------------------------------
Telephone Access Lines                     24,583       24,432       24,288       24,117       23,994
CATV Subscribers                            8,834        8,756        8,742        8,707        8,683
Internet Subscribers                       16,923       16,385       16,045       14,900       13,956
Digital PCS Subscribers                    39,724       32,067       27,339       23,232       18,409
Analog Cellular Subscribers                 9,526        9,985       10,416       10,836       11,289
Paging Subscribers                          4,160        4,640        4,710        4,786        4,861

Fiber Route Miles                             482          468          438          408          N/A
Total Fiber Miles                          23,854       23,162       20,229       17,295          N/A

CDMA Base Stations (sites)                    150          130          126           58           58
Cellular Base Stations                         20           20           20           20           20
Towers Owned (over 100 foot)                   64           64           64           64           39

PCS Market POPS (000)                       2,048        2,048        2,048        2,048          700
PCS Covered POPS (000)                      1,100        1,100        1,100          400          400
Cellular Market POPS (000)                    170          170          170          170          170

PCS ARPU (ex. travel)                      $53.49       $54.11       $50.86       $54.36       $53.60
PCS Travel rev. per subscriber             $25.53       $27.78       $19.97       $15.06       $15.95
PCS Ave. mgmt. fee per sub.                 $4.28        $4.33        $4.07        $4.35        $4.29
PCS Ave monthly churn %                     2.02%        1.83%        2.18%        2.33%        2.57%
PCS CPGA                                  $294.34      $395.60      $350.97      $311.57      $278.86
PCS CCPU                                   $55.29       $56.07       $55.02       $53.70       $56.68

N/A - data is not available as of these dates.

Total Fiber Miles - This statistic reported in previous filings only reflected a portion of the Company's total fiber miles.

POPS - is the estimated population of people in a geographic area covered by the service.

ARPU - Average Revenue Per User - before travel, roaming revenue, and management fee.

PCS Travel revenue - including roamer revenue divided by average subscribers.

PCS Ave. mgmt fee per sub. - 8 % of collected revenue paid to Sprint PCS excluding travel.

PCS Ave Monthly Churn - average of 3 monthly calculations of deactivations (excluding returns less than 30 days) divided by beginning of period subscribers.

CPGA - Cost Per Gross Add - including selling costs, product costs, and advertising costs.

CCPU - Cash Cost Per User - including network, customer care and other costs.

RECENT DEVELOPMENTS

The Company's efforts to market its services in the expanded PCS network area contributed to new subscribers purchasing phones and services which produced higher revenues during the first nine months of 2001. In mid-February

2001, the Company turned up the PCS network in the Central Pennsylvania market, which encompasses the Harrisburg and York areas. In recent years, the source of the Company's revenues has shifted from traditional wireline revenues to wireless revenues. For the nine months ended September 30, 2001, wireless revenue was 61.7% of total revenue, wireline revenue contributed 32.3% of total revenue, and other revenue was 6.0% of total revenue. These results compare to 49.9% for wireless, 41.2% for wireline and 8.9% for other, for the comparable nine months of 2000. This significant shift in revenue will likely continue as the Company's PCS revenues grow from the increased subscribers that are purchasing the service.

The Company's strategy is to continue the expansion of its services and the geographic areas served primarily through the expansion and fill-in of the PCS network using the CDMA technology under the national brand of Sprint PCS. At the end of 2001, the Company expects to have approximately 200 base stations in service, compared to the 150 base stations that were in service September 30, 2001. This increase in base stations includes the installation of base stations in the Altoona, Pennsylvania market. Over the past 24 months, the Company focused on building its CDMA PCS wireless network to meet Sprint PCS contractual requirements. Upon completion of the contractual build-out, the Company will shift its focus to improving service and operating results of the network. The Company expects to continue adding new sites to enhance the existing network and provide improved service to the customers in the Company's service area.

In accordance with Sprint PCS requirements, the Company is beginning to invest in third generation (3G 1x) wireless technology. 3G 1x is the first of a four-stage migration path that will enable additional voice capacity and increased data speeds. The network upgrades are comprised of software changes, channel card upgrades, and some new network elements for packet data. The Company's existing base stations are compatible with the network card enhancements, thereby allowing the Company to provide 3G 1x service without base station replacement. 3G 1x technology is backwards compatible with the existing 2G network, thereby allowing continued use of current customer handsets. These enhancements will require the Company to invest approximately $3 million of additional capital over the next twelve months, in the PCS network and switch to deliver this improved technology and service.

The Company is dependent on Sprint PCS for the reporting of a significant portion of PCS revenues, particularly travel and service revenue. During the third quarter of 2001, the Company negotiated a settlement of the travel revenue issue with Sprint PCS that was identified in March 2001 and discussed in previous quarters of 2001. The final settlement of the travel revenue issue was for $3.8 million, payable in five installments through December 2001. A favorable adjustment of $926,000 was recorded to travel revenue in the third quarter of 2001, to reflect the change in the previously recorded estimate of the misallocated travel revenue. Controls and processes have been adopted by the Company and Sprint PCS to review, test, and validate travel information being reported to the Company and all affiliates. The Company continually monitors and tracks the data provided to identify potential unexpected trends in the information provided by Sprint PCS.

On October 1, 2001, the travel revenue rate paid by and received from Sprint PCS and the other affiliates to the Company is declining to $0.12 per minute, down from a rate of $0.15 per minute. The $0.15 per minute rate was in place from June 1, 2001 through September 30, 2001. Prior to June 1, 2001 the travel rate was $0.20 per minute. As previously reported, there is a further reduction in the travel rate scheduled to take effect January 1, 2002. The new rate will decline to around $0.10 per minute.

In early July 2001, the Company announced the planned rollout of DSL service in a nearby Virginia community, outside of the Telephone subsidiary's regulated service area in the next six to nine months. The targeted roll out is anticipated to be in December 2001. The Company executed the necessary agreements with the local exchange carrier, and is in the process of installing equipment and establishing information exchange procedures. This service will be offered by the Company's CLEC subsidiary, ShenTel Communications Company, and is not expected to require significant capital or operating resources.

Subsequent to the end of the third quarter, the Company sold 100,000 shares of Illuminet stock for proceeds of approximately $4.4 million. Additionally, to reduce the impact of taxes on this transaction, the Company sold all of its shares of Loral and ITC^DeltaCom for proceeds of approximately $0.2 million. These transactions generated a net gain of approximately $4.2 million before taxes which will be recognized in October 2001.

At its October 2001 meeting, the Board of Directors of the Company declared a cash dividend of $0.70 per share payable on November 30, 2001, to shareholders of record on November 9, 2001. The total dividend will be approximately $2.6 million.

RESULTS OF OPERATIONS THIRD QUARTER 2001 VS THIRD QUARTER 2000

General

Total revenue for the third quarter 2001 increased $8.1 million, or 51.2%, to $24.0 million compared to $15.9 million the same period last year. Net income increased $0.2 million, or 8.4% to $2.1 million compared to $1.9 million for the same quarter last year. Net earnings per share diluted were $0.55 cents per share, compared to $0.50 cents for the same period last year.

Revenues

Total revenues increased $8.1 million, or 51.2%, to $24.0 million from $15.9 million in third quarter 2000. Wireless revenue increased $7.3 million or 85.6% due in part to adding over 21,300 PCS subscribers since September 30, 2000, which contributed to the $3.7 million increase in subscriber revenue compared to third quarter last year. Additionally, higher travel and roamer revenue of $3.3 million on the PCS network contributed to the higher revenues, including the $0.9 million travel adjustment settled during the third quarter of 2001. Cellular revenue increased $1.1 million, primarily due to higher roamer revenues generated from other providers' customers using our network, compared to the same period a year ago, somewhat offset by a decline in service revenue in the cellular business. Wireline revenues increased $0.8 million, or 13.4%, due to a $0.3 million increase in access revenue in the telephone business, and an increase in the usage of the Company's fiber network facilities of $0.5 million compared to the same period last year.

Operating Expenses

Operating expenses increased $6.3 million or 56.1%, to $17.6 million, compared to third quarter last year. Network operating costs increased $3.2 million, or 62.3%, due primarily to additional lines and added traffic over the network, particularly in support of the expanded wireless services related to the PCS expansion into Pennsylvania. Depreciation and amortization expense increased by $1.3 million or 71.4% compared to the same period last year, as new assets, particularly in the PCS expansion, have been added to the networks. Selling, general and administrative costs increased $1.4 million or 50.7% due primarily to opening new PCS stores in the Harrisburg and York, Pennsylvania markets and adding new employees to support those operations.

The Company's operating margin was 26.5%, down from 28.9% for the same period last year. This decline was primarily due to the impact of the increased costs incurred to support the expanded PCS network in Central Pennsylvania, which were not totally offset by the increase in the number of subscribers,(nearly 2,100) and the corresponding service revenue in that area of the market. Costs increased $6.3 million or 56.1% while revenues increased $8.1 million or 51.2% compared to the third quarter 2000 results. The Company expects operating margins will continue to be impacted until there are adequate subscribers and additional revenues generated from the PCS operation to offset the significant fixed costs being added during the PCS expansion.

Gain (loss) on the sale of investments declined $0.7 million due to write downs of several available-for-sale securities.

Interest expense increased $0.2 million, or 29.6% to $1.0 million in third quarter 2001, a result of increased borrowing levels to support the PCS expansion. Interest expense is expected to remain elevated until the PCS operation generates sufficient revenues and cash flows to adequately fund cash needs for the business.

Income before income taxes and minority interest increased $0.7 million due to higher revenues offset somewhat by increased expenses compared to the third quarter 2000 results.

The Company measures ongoing operations as net income excluding gains and losses on external investments unaffiliated with operations. This calculation eliminates the impact of investment gains or losses which management cannot directly influence. The third quarter results generated $2.5 million of net income from ongoing operations, compared to $1.9 million during the third quarter of 2000. The $0.6 million change in ongoing operations after taxes reflects increased wireless revenues including the $0.9 million favorable adjustment to PCS travel revenues for the settlement of the travel adjustment with Sprint PCS. Excluding this adjustment, ongoing operations decreased nominally over third quarter 2000 results.

Income tax provision increased $0.2 million due to higher earnings compared to the same period last year.

Minority interest increased $0.4 million or 49.0% to $1.3 million, due to the improved performance of the cellular operation, primarily the result of wholesale roamer revenues.

Net income increased $0.2 million or 8.4% to $2.1 million for the quarter, due to improved wireless results, somewhat offset by start up costs incurred in Pennsylvania from the PCS network.

RESULTS OF OPERATIONS NINE MONTHS 2001 YEAR-TO-DATE VS NINE MONTHS 2000 YEAR-TO-DATE

General

Total revenue for the nine months of 2001 increased $19.2 million, or 44.0% to $62.8 million compared to $43.7 million for the same period last year. Net earnings decreased $5.2 million, or 53.4% to $4.6 million compared to $9.8 million for year-to-date 2000. Diluted earnings per share were $1.21 per share, compared to $2.60 for the same period last year.

Revenues

Total revenues increased $19.2 million, or 44.0 % to $62.8 million, up from $43.7 million for year-to-date 2000. Wireless revenue increased $17.0 million or 77.9% primarily due to higher travel and roamer revenue of $7.3 million on the PCS network. The Company added over 21,300 PCS subscribers since September 30, 2000, which contributed to the $6.0 million increase in subscriber revenue compared to nine months last year. Additionally, mobile revenue increased $3.4 million, due to higher roaming revenues generated from other provider's customers using our cellular network, and increased tower rental revenue compared to the same period a year ago. Wireline revenues increased $2.3 million or 13.0%, due to a $1.1 million increase from the usage of the fiber network facilities in addition to $0.9 million increase in access revenue in the telephone business, compared to the same period last year.

Operating Expenses

Operating expenses increased $16.1 million, or 51.2% to $47.5 million compared to $31.4 million for 2000 year-to-date expenses. Cost of goods and services increased $1.1 million or 24.6%, primarily as a result of the costs of handsets sold in the PCS operation and the increasing cost for cable TV programming. Network operating costs increased $9.0 million or 70.1% due to the PCS expansion in Pennsylvania. The geographic area covered by the expanded PCS network is over two times the Company's original Quad-State network area, thereby generating significantly higher network costs. Depreciation and amortization increased by $2.9 million, or 52.1% compared to the same period last year, as new assets, primarily in the PCS operation, have been added to the networks. Selling, general and administrative costs are up $3.1 million or 35.7% due primarily to opening new PCS stores in the Harrisburg and York, Pennsylvania markets, customer support costs for the added subscribers in the PCS operation and adding new employees to support those operations. The Company's customer support costs have also increased with the over 115% growth in PCS subscriptions from the end of September 2000.

The Company's operating margin is 24.4%, down from 28.0% for the same period last year. This decline was primarily due to the impact of the increases in all operating costs related to the support of the expanded PCS network in South Central Pennsylvania. The Company expects operating margins will continue to be impacted until there are adequate subscribers and additional revenues generated from the PCS operation to offset the significant fixed costs being added during the PCS expansion.

Gain (loss) on the sale of investments declined $9.3 million due primarily to the one-time sale of the Company's interest in the Virginia RSA 6 partnership in May 2000 and the impact of losses on several of the Company's investments during the nine months of 2001.

Interest expense increased $1.0 million, or 56.1% to $2.7 million in 2001, a result of increased borrowing levels to support the PCS expansion.

Income before income taxes and minority interest decreased $7.4 million, primarily due to the impact of the one-time sale of the Virginia 6 RSA partnership in 2000.

The Company measures ongoing operations as net income excluding gains and losses on external investments unaffiliated with operations. This calculation eliminates the impact of investment gains or losses which management cannot directly influence. Net income from ongoing operations reflect improved results of $5.8 million for the nine months of 2001, compared to $5.3 million for the nine months of 2000. The improved year-to-date results are due to increased wireless revenues from the PCS including the travel adjustment discussed earlier and the cellular operations, somewhat offset by higher operating costs, interest and minority interest charges. Excluding the travel adjustment, ongoing operations decreased nominally compared to the nine-month results of 2000.

Income tax provision decreased $2.9 million due to lower earnings and the impact of the minority interest effect on the cellular partnership earnings within the operation.

Minority interest increased $1.0 million, or 41.6% to $3.3 million, due to the improved performance of the cellular operation, which is 66% owned by the Company.

Net income decreased $5.2 million or 53.4% to $4.6 million for 2001, due to the change in investment results, and start up costs incurred in Pennsylvania from the PCS network.

INVESTMENTS IN NON-AFFILIATED COMPANIES

The Company participates in emerging technologies by investing in start-up companies. This includes indirect participation through capital venture funds such as South Atlantic Venture Fund III, South Atlantic Private Equity IV, Dolphin Communications Parallel Fund, Dolphin Communications Fund II and Burton Partnership. It also includes direct participation in start-up companies such as NTC Communications. For those investments that eventually go public, it is the intent of the Company to evaluate whether to hold or sell parts or all of each investment on an individual basis. As of September 30, 2001, the Company held shares of four companies that are publicly traded, with the following market values: $16.6 million in Illuminet (ILUM) with 433,504 shares, $0.1 million in ITC^DeltaCom (ITCD) with 62,276 shares, $0.2 million in Loral Communications
(LOR) with 150,332 shares, and $0.1 million in Net IQ (NTIQ) with 3,744 shares held. Net unrealized gains on the securities available-for-sale increased $2.9 million during the third quarter of 2001 to $15.8 million, reflecting the volatile stock prices of these technology securities and current market conditions.

During the quarter ended September 30, 2001, the Company charged $0.3 million to earnings as a result of the lower market valuations for its investments in ITC^DeltaCom and Loral. This change in valuation is the result of management's view, that for the foreseeable future the market decline of these investments are other than temporary. Management monitors the carrying value of all investments on an ongoing basis, including those investments that have previously been written down.

Subsequent to the end of the third quarter, the Company sold 100,000 shares of Illuminet stock for proceeds of approximately $4.4 million. Additionally, to reduce the impact of taxes from the Illuminet transaction, the Company sold all of its shares of Loral and ITC^DeltaCom for proceeds of approximately $0.2 million. These transactions generated a net gain of approximately $4.2 million before taxes. The funds generated from these transactions were used for general corporate purposes and to reduce the amount borrowed on the revolving line of credit.

LIQUIDITY AND CAPITAL RESOURCES

The Company's two principal sources of funds for financing expansion activities and operations are internally generated funds and loan arrangements primarily with CoBank. The Company has a $35.0 million revolver loan agreement with CoBank, which matures on June 1, 2002. Outstanding draws on the $35.0 million facility as of September 30, 2001 were $1.3 million, which is reflected in the current liabilities section of the balance sheet. The rate on this short term borrowing was 4.4%. Subsequent to the close of the quarter, the Company repaid the $1.3 million to CoBank, as a result of liquidating a portion of the Illuminet investment mentioned above. The Company's outstanding long-term CoBank debt is $45.5 million, all of which is at fixed rates ranging from approximately 6% to 8%. The weighted average rate of the CoBank debt at September 30, 2001 was approximately 7.6%. The stated rate excludes patronage credits that are paid to CoBank borrowers after CoBank's year-end. Historically, the Company has received patronage credits, and expects to receive comparable patronage credits, which reduce the effective borrowing rate by approximately 60 basis points. Repayment of the CoBank long-term debt facilities requires monthly payments on this debt through September 2013.

Additionally, the Company has long-term debt with RUS/RTB that totals $12.3 million at the end of September 2001, with maturities through 2019. The weighted average interest rate on the RUS/RTB debt is approximately 6.49%.

The Company's long-term debt facilities require the Company to maintain certain operating results and debt coverage ratios, including leverage, equity to total assets, and debt service coverage. A portion of the Company's debt pricing is tied to the Company's coverage covenant.

The Company maintains an unsecured line of credit for $2.0 million with a local bank. No draws were made on this line during 2001, and no amounts are outstanding as of September 30, 2001. This facility matures in June 2002.

At its option, the Company may also liquidate portions of the securities available for sale portfolio, to provide for its cash and capital needs. These securities had a market value of $17.0 million as of September 30, 2001.

Year-to-date capital spending was $19.4 million, compared to a total capital budget of $34.9 million. The total spending includes $4.9 million of proceeds from the sale of the GSM equipment that was previously escrowed, used to purchase base stations for the PCS network. Management expects cash flow from operations, current loan facilities, and the potential liquidation of portions of its available for sale securities will provide the Company with adequate cash resources.

The Board of Directors of the Company declared a cash dividend of $0.70 per share payable on November 30, 2001, to shareholders of record on November 9, 2001. The total dividend will be approximately $2.6 million.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     Our market risks relate primarily to changes in interest rates, on instruments held for other than trading purposes. Our interest rate risk involves two components. The first component is outstanding debt with variable rates. As of September 30, 2001, the balance of Company's variable rate debt is $1.3 million, made up of a single traunch of the revolving note payable to CoBank, which matures June 1, 2002. The rate of this note is based upon the lender's cost of funds. The Company also has variable rate line-of-credit totaling $2 million, with no outstanding borrowings at September 30, 2001. The Company's remaining debt has fixed rates through its maturity. A 10% decline in interest rates would reduce the fair value of the fixed rate debt by approximately $ 1.2 million. The second component of interest rate risk is temporary excess cash, primarily invested in overnight repurchase agreements and short-term certificates of deposit. As the Company continues to expand its operations, temporary excess cash is expected to be minimal. Available cash will be used to repay existing and anticipated new debt obligations, maintaining and upgrading capital equipment, ongoing operations, investment opportunities in new and emerging technologies, and potential dividends to the Company's shareholders. Management does not view market risk as having a significant impact on the Company's results of operations, although adverse results could be generated if interest rates were to escalate markedly.

ITEM 4. Submission of Matters to a Vote of Security Holders set forth below:

        None

ITEM 6. Exhibits and Reports on Form 8-K

        September 14, 2001
        October 26, 2001

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARY COMPANIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          SHENANDOAH TELECOMMUNICATIONS COMPANY
          (Registrant)

November 8, 2001 /s/ CHRISTOPHER E. FRENCH
          Christopher E. French
          President


November 8, 2001 /s/ LAURENCE F. PAXTON
          Laurence F. Paxton
          Vice President - Finance