Form 10-Q/A
period 2001-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2001-12-07
CIK 354963

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

                  YES   _X_                              NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


            Class                               Outstanding at October 31, 2001
-------------------------------                 -------------------------------
Common Stock, No Par Value                              3,764,873 Shares

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARY COMPANIES

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001, is being filed to revise the presentation of the EBITDA results by segment, for the three months and nine months ended September 30, 2000. This information was presented in Note 4 to the Unaudited Condensed Consolidated Financial Statements. The tables below are a restatement of the segment results for the three month and nine month periods ended September 30, 2000. The EBITDA values originally reported for the three month and nine month periods ended September 30, 2001 were not impacted by this revision.


In thousands
(unaudited)                                         For the three months ended
                                                        September 30, 2000
                                   External        Internal                            Net
                                   Revenues        Revenues         EBITDA        Income (Loss)
                                -------------------------------------------------------------------
Holding                                 $   --           $   --          $    9             $  147
Telephone                                4,757              658           3,353              1,480
Cable TV                                   923                1             384               (36)
ShenTel                                  1,260               56              67               (78)
Leasing                                      6               --               1                  1
Mobile                                   4,602              245           2,048              1,116
PCS                                      3,912                8           (472)              (804)
Long Distance                              278               90              64                 40
Network                                    144               49             155                 66
                                -------------------------------------------------------------------
Combined totals                        $15,882           $1,107          $5,609             $1,932
Inter-segment eliminations                  --           (1,107)             --                 --
                                -------------------------------------------------------------------
Consolidated totals                    $15,882               --          $5,609             $1,932
                                ===================================================================


In thousands                                        For the nine months ended
(unaudited)                                             September 30, 2000
                                   External        Internal                            Net
                                   Revenues        Revenues         EBITDA        Income (Loss)
                                -------------------------------------------------------------------
Holding                                $    --           $   --         $   197            $   425
Telephone                               14,041            1,778          10,091              4,487
Cable TV                                 2,708                2           1,068               (104)
ShenTel                                  3,871              170             531                (19)
Leasing                                     11                -               2                 10
Mobile                                  12,728              650          12,605              7,401
PCS                                      9,057               20          (2,317)            (2,748)
Long Distance                              808              285             215                135
Network                                    434              143             486                233
                                -------------------------------------------------------------------
Combined totals                        $43,658           $3,048         $22,878             $9,820
Inter-segment eliminations                  --           (3,048)             --                 --
                                -------------------------------------------------------------------
Consolidated totals                    $43,658               --         $22,878             $9,820
                                ===================================================================

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

                        SHENANDOAH TELECOMMUNICATIONS COMPANY
                        (Registrant)

December 6, 2001        /s/ CHRISTOPHER E. FRENCH
                        Christopher E. French
                        President


December 6, 2001        /s/ LAURENCE F. PAXTON
                        Laurence F. Paxton
                        Vice President - Finance