Form 10-K
period 2001-12-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2002-03-28
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2001
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2002. $123,027,700. (In determining this figure, the registrant has assumed that all of its officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.) Prior to October 23, 2000 the Company's stock was not listed on any national exchange or NASDAQ, but was traded on the Over-the-Counter (OTC) Bulletin Board system under the symbol "SHET." On October 23, 2000 the Company's stock began trading on the NASDAQ National Market, with continued use of the symbol "SHET." The value of the Company's stock has been determined based upon the NASDAQ close price as of March 15, 2002. In April 2002, the Company's trading symbol will be changed to "SHEN".

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                     OUTSTANDING AT MARCH 15, 2002
Common Stock, No Par Value                                    3,767,695

                       Documents Incorporated by Reference
               2001 Annual Report to Security Holders Parts II, IV
             Proxy Statement, Dated March 22, 2002 Parts III
                             EXHIBIT INDEX PAGE 10

                      SHENANDOAH TELECOMMUNICATIONS COMPANY


Item                                                                      Page
Number                                                                    Number

                                     PART I

1.        Business                                                           2-5
2.        Properties                                                           5
3.        Legal Proceedings                                                    6
4.        Submission of Matters to a Vote of Security Holders                  6

                                     PART II

5.        Market for the Registrant's Common Stock and
          Related Stockholder Matters                                        6-7
6.        Selected Financial Data                                              7
7.        Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        7
7.a.      Quantitative & Qualitative Disclosures about Market Risk           7-8
8.        Financial Statements and Supplementary Data                          8
9.        Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                               8

                                    PART III

10.       Directors and Executive Officers of the Registrant                   8
11.       Executive Compensation                                               8
12.       Security Ownership of Certain Beneficial Owners
          and Management                                                       9
13.       Certain Relationships and Related Transactions                       9

                                     PART IV

14.       Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                               9-10


                                     PART I


ITEM 1. BUSINESS

     Shenandoah Telecommunications Company is a diversified telecommunications holding company providing both regulated and unregulated telecommunications services through its nine wholly-owned subsidiaries. The Company's business strategy is to provide integrated, full service telecommunications products and services in the Northern Shenandoah Valley and surrounding areas. This geographic area includes the four-state region from Harrisonburg, Virginia to Harrisburg, Pennsylvania, and on a limited basis into Northern Virginia. Our fiber network, is a state-of-the-art electronic backbone utilized for many of our services with the main lines of this network following the Interstate-81 corridor and the Interstate-66 corridor in Western Virginia. Secondary routes supporting redundant coverage of the network are built over differing routes to provide alternate routing in the event of an outage. The Company is certified to offer competitive local exchange services in portions of Virginia that are outside of the present telephone service area. The Company has approximately 250 employees and operates nine reporting segments based on the products and services provided by the holding company and the operating subsidiaries. There are minimal seasonal variations in the Company's operations.

     As managing partner of the VA 10 RSA partnership, the Company controls a cellular license in the Northern Shenandoah Valley of Virginia. The Company provides personal communications service (PCS) and is licensed to use the Sprint brand name in the territory from Harrisonburg, Virginia to Harrisburg, York and Altoona, Pennsylvania. The Company operates its PCS network under the Sprint radio spectrum license. The Company also holds paging and other radio telecommunications licenses.

     Shenandoah Telecommunications Company

     The Holding Company invests in both affiliated and non-affiliated companies. The Company's largest investments in non-affiliated companies are VeriSign, Inc. , The Burton Partnership (QP), LP (Burton), Dolphin Communications Parallel Fund, LP (Dolphin), Dolphin Communications Fund II, LP (Dolphin II), South Atlantic Venture Fund III (SAVF III), South Atlantic Private Equity IV LP (SAPE IV), and NTC Communications, L.L.C., (NTC). VeriSign, Inc. is a publicly traded company offering digital trust services that enables Internet users to engage in commerce with privacy. The company has three core offerings, Web identity, authentication and payment services, powered by a global infrastructure that manages more than five billion network connections and transactions a day. Burton invests in a combination of small capitalization public companies and privately owned emerging growth companies. Dolphin, Dolphin II, SAVF III, and SAPE IV are venture capital funds that invest in startup companies, a large number of which are telecommunications firms. NTC is a limited liability company that provides bundled telecommunication services primarily to multi-unit housing properties near college and university campuses.

     Shenandoah Telephone Company

     This subsidiary provides both regulated and non-regulated telephone services to approximately 25,000 customers, primarily in Shenandoah County and small service areas in Rockingham, Frederick, and Warren counties in Virginia. This subsidiary provides access to the local exchange network by inter-exchange carriers. In addition, this subsidiary offers facility leases of fiber optic capacity in Frederick, Rockingham, and Shenandoah Counties, and into Herndon, Virginia. The telephone subsidiary has a 20 percent ownership in ValleyNet, which is a partnership offering network facilities in western, central, and northern Virginia, as well as the Interstate 81 corridor from Johnson City, Tennessee to Carlisle, Pennsylvania.

     Shenandoah Cable Television Company

     This subsidiary provides coaxial-based cable television service to approximately 9,000 customers in Shenandoah County. The company rebuilt and expanded the system to a state-of-the art hybrid fiber coaxial network, which was completed in the first quarter of 2000. The upgrade to 750 megahertz provides better signal quality, expands the number of channels, and provides the infrastructure for future offerings of broadband services. The network up-grade, including new headend equipment installed in 2001 have contributed to better service to the cable customers. Digital program offerings along with pay per view options are value added options available to the network customers.

     ShenTel Service Company (ShenTel)

     ShenTel Service Company sells and services telecommunications equipment and provides Internet access to customers in the Northern Shenandoah Valley and surrounding areas. The Internet service has approximately 17,000 customers. This subsidiary offers broadband Internet access via ADSL technology.

     Shenandoah Valley Leasing Company

     This subsidiary finances purchases of telecommunications equipment to customers of the other subsidiaries, particularly ShenTel Service Company.

     Shenandoah Mobile Company

     Shenandoah Mobile Company provides paging service throughout the Virginia portion of the Northern Shenandoah Valley. Additionally, this subsidiary provides tower service in the PCS service territory mentioned below. The towers are typically located where multiple wireless services can be jointly offered. Shenandoah Mobile Company is the managing partner and 66% owner of the Virginia 10 RSA Limited Partnership, which provides cellular service in the Northern Shenandoah Valley of Virginia. The cellular service is marketed under the Shenandoah Cellular name through retail stores in Winchester and Front Royal, Virginia, and has approximately 9,000 customers.

     Shenandoah Long Distance Company

     This subsidiary principally offers long distance service for calls placed to locations outside the regulated telephone service area. This operation purchases switching and billing and collection services from the telephone subsidiary. This subsidiary has approximately 9,000 customers.

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

     During the fourth quarter of 1999 our PCS subsidiary executed a management agreement with Sprint PCS, finished constructing and activating a CDMA network where our GSM network existed, and converted our PCS customer base from GSM to CDMA service. The agreement expanded our existing PCS territory from an area serving a population of 679,000 to one of 2,048,000. The additional areas are in the Altoona, Harrisburg and York-Hanover Basic Trading Areas of Pennsylvania. During 2000 we completed the initial network build-out of the Harrisburg/York market in Pennsylvania, placing 74 sites into service in February 2001. This portion of the network includes Harrisburg, York, Hanover, Gettysburg, and Carlisle, Pennsylvania. In December 2001, the Altoona, Pennsylvania market was activated bringing the total population served to approximately 1,395,000. Additionally, the network covers 233 miles of Interstates 81 and 83, and provides coverage on a 126 mile stretch of the Pennsylvania Turnpike between Pittsburgh and Philadelphia. There were approximately 49,000 PCS customers at year-end.

     Additional detail on the operating segments is referenced in Note 14 of the Company's Consolidated Financial Statements in the 2001 Annual Report to security holders.

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

ITEM 2. PROPERTIES

     The Company owns a 24,000 square foot building in Edinburg, Virginia that houses the corporate headquarters and the Company's main switching center. A separate 10,000 square foot building in Edinburg, Virginia is used for customer services and retail sales. In late 1999, the Company purchased a 60,000 square foot building in Edinburg, Virginia which was initially used for storage and limited office space. Renovations are currently underway to convert a portion of the building into additional office space and meeting facilities. The Company also owns eight telephone exchange buildings that are located in the major towns and some of the rural communities, serving the regulated service area. These buildings contain switching and fiber optic equipment and associated local exchange telecommunications equipment.

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

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders for the three months ended December 31, 2001.

ITEM 4A. EXECUTIVE OFFICERS

     Name                      Title                      Age   Date In Position

     Christopher E. French     President                   44    April 1988

     David E. Ferguson         Vice President of
                                 Customer Service          55    November 1982

     David K. MacDonald        Vice President of
                                 Engineering and
                                 Construction              47    December 1999

     Laurence F. Paxton        Vice President of
                                 Finance                   49    June 1991

     William L. Pirtle         Vice President of Personal
                                 Communications Services   42    November 1992

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     (a) Common stock price ranges and other market information are incorporated by reference -

          2001 Annual Report to Security Holders Market Information - Inside Front Cover

     (b)  Number of equity security holders are incorporated by reference -

          2001 Annual Report to Security Holders Five-Year Summary of Selected Financial Data - Page 8

     (c)  Frequency and amount of cash dividends are incorporated by reference -

          2001 Annual Report to Security Holders Market and Dividend Information
          - Page 3

          Additionally, the terms of a mortgage agreement require the maintenance of defined amounts of the Telephone subsidiary's equity and working capital after payment of dividends. Accordingly, approximately $321,000 of retained earnings was available for payment of dividends at December 31, 2001.

          For additional information, see Note 4 in the Consolidated Financial Statements in the 2001 Annual Report to Security Holders, which is incorporated as a part of this report.

ITEM 6. SELECTED FINANCIAL DATA

          Five-Year Summary of Selected Financial Data is incorporated by reference -

          2001 Annual Report to Security Holders Five-Year Summary of Selected Financial Data - Page 8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Results of operations, liquidity, and capital resources are incorporated by reference -

          2001 Annual Report to Security Holders Management's Discussion and Analysis of Financial Condition and Results of Operations - Pages 36-44

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our market risks relate primarily to changes in interest rates, on instruments held for other than trading purposes. Our interest rate risk involves two components. The first component is outstanding debt with variable rates. At December 31, 2001, the balance of the Company's variable rate debt was $6.2 million, made up of a single traunch of the revolving note payable to CoBank, which matures on June 1, 2002. The rate of this note is based upon the lender's cost of funds. The Company also has a variable rate line of credit totaling $2.0 million that had no outstanding borrowings at December 31, 2001. The Company's remaining debt has fixed rates through its maturity. A 10% decline in interest rates would increase the fair value of the fixed rate debt by approximately $1.8 million, while the current fair value of the fixed rate debt is approximately $57.1 million. At present, the Company has no plans to enter into hedging arrangements with respect to our borrowings.

          The second component of market risk is temporary excess cash, primarily invested in overnight repurchase agreements and short- term certificates of deposit. As the Company continues to expand its operations, temporary excess cash is expected to be minimal. Available cash will be used to repay existing and anticipated new debt obligations, maintaining and upgrading capital equipment, ongoing operations expenses, investment opportunities in new and emerging technologies, and potential dividends to the Company's shareholders. Management does not view market risk as having a significant impact on the Company's results of operations, although adverse results could be generated if interest rates were to escalate markedly.

          Due to the significant investment in VeriSign stock, the Company has an equity price risk related to the investment. As of December 31, 2001, the stock closing price was $38.04 per share, while the range of closing prices during the time the shares were held (December 12, 2001 through December 31, 2001) was a high of $42.75 per share and a low of $37.94 per share. Through February 15, 2002, the closing price varied from $38.06 per share to $23.93 per share. As a result of the significant swings in value of this security, the equity price risk to the Company is a risk that is notable, and may impact financial results when and if the stock is sold.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Consolidated financial statements included in the 2001 Annual Report to Security Holders are incorporated by reference as identified in
          Part IV, Item 14, on Pages 10-35

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information concerning directors and is incorporated by reference - Proxy Statement, Dated March 22, 2002 - Pages 2 - 7

          Information concerning executive officers is included in Part I, Item 4A. of this Form 10-K


ITEM 11. EXECUTIVE COMPENSATION

          Information concerning executive compensation is incorporated by reference -

          Proxy Statement, Dated March 22, 2002 - Pages 4 - 7

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security ownership by certain beneficial owners is incorporated by reference -

          Proxy Statement, Dated March 22, 2002 Stock
          Ownership - Page 3

     (b)  Security ownership by management is incorporated by reference -

          Proxy Statement, Dated March 22, 2002
          Stock Ownership - Page 3

     (c)  Contractual arrangements -

          The Company knows of no contractual arrangements which may, at a subsequent date, result in change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no relationships or transactions to disclose other than services provided by Directors which are incorporated by reference -

     Proxy Statement, Dated March 22, 2002
     Directors - Page 4

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A.   Document List

          The following documents are filed as part of this Form 10-K. Financial statements are incorporated by reference and are found on the pages noted.

                                                                       Page
                                                                       Reference
                                                                       Annual
                                                                       Report

     1.   Financial Statements

          The following consolidated financial statements of Shenandoah Telecommunications are included in Part II, Item 8

          Auditor's Reports on 2001, 2000, and 1999
          Financial Statements                                             10-11

          Consolidated Balance Sheets at
          December 31, 2001, 2000, and 1999                                12-13

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

          Consolidated Statements of Income for the Years Ended
          December 31, 2001, 2000, and 1999                                   14

          Consolidated Statement of Shareholders' Equity and
          Comprehensive Income(Loss) Years Ended December 31, 2001,
          2000, and 1999                                                      15

          Consolidated Statements of Cash Flows for the Years Ended
          December 31, 2001, 2000, and 1999                                16-17

          Notes to Consolidated Financial Statements                       18-35


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

          Exhibit No.

          13.  Annual Report to Security Holders - Filed Herewith

          20. Proxy Statement, prepared by Registrant for 2001 Annual Stockholders Meeting -

          21.  List of Subsidiaries - Filed Herewith

          23.  Independent Auditor's Consent; McGladrey & Pullen, LLP

          23.  Consent of Independent Auditors; KPMG, LLP


     B.   Reports on Form 8-K

          There was one Form 8-K filed for the three months ended
          December 31, 2001. It was filed on October 26, 2001.

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SHENANDOAH TELECOMMUNICATIONS COMPANY

March 28, 2002                             By: /s/ CHRISTOPHER E. FRENCH
                                               Christopher E. French, President

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/CHRISTOPHER E. FRENCH                   President & Chief Executive Officer
March 28, 2002
Christopher E. French

/s/NOEL M. BORDEN                          Vice President & Director
March 22, 2002
Noel M. Borden

/s/LAURENCE F. PAXTON                      VP- Finance & Principal Financial
March 22, 2002
Accounting Officer
Laurence F. Paxton

/s/HAROLD MORRISON, JR.                    Secretary & Director
March 26, 2002
Harold Morrison, Jr.

/s/DICK D. BOWMAN                          Treasurer & Director
March 22, 2002
Dick D. Bowman

/s/DOUGLAS C. ARTHUR                       Director
March 25, 2002
Douglas C. Arthur

/s/KEN L BURCH                             Director
March 22, 2002
Ken L. Burch

/s/GROVER M. HOLLER, JR.                   Director
March 25, 2002
Grover M. Holler, Jr.

/s/JAMES E. ZERKEL II                      Director
March 26, 2002
James E. Zerkel II