Form 10-Q
period 2002-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2002-05-10
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                    For the Three Months Ended March 31, 2002


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


          Class                               Outstanding at April 30, 2002
Common Stock, No Par Value                           3,768,004 Shares

         SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARY COMPANIES

                                      INDEX


                                                                            Page
                                                                         Numbers

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets
            March 31, 2002 and December 31, 2001                            3-4

        Condensed Consolidated Statements of Income for the
            Three Months Ended March 31, 2002 and 2001                        5

        Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2002 and 2001                        6

        Condensed Consolidated Statements of
            Shareholders' Equity and Comprehensive Income
            for the Three Months Ended March 31, 2002 and the
            Twelve Months Ended December 31, 2001                             7

        Notes To Unaudited Condensed Consolidated
             Financial Statements                                           8-11


Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 11-18

Item 3. Quantitative and Qualitative Disclosures about Market Risk        18-19

PART II.Other Information

Item 4. Submission of Matters to a Vote of Security Holders                   19

Item 6. Exhibits and Reports on Form 8-K                                      19

        Signatures                                                            20

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

Assets

                                                     March 31,
                                                       2002        December 31,
                                                    (Unaudited)       2000
                                                     ---------      --------
Current Assets
  Cash and cash equivalents                           $1,331          $2,173
  Accounts receivable, net                            10,431           8,498
  Income tax receivable                                   --           1,205
  Materials and supplies                               5,083           2,999
  Prepaid expenses and other                           1,643           1,159
                                                    --------        --------
Total current assets                                  18,488          16,034

Securities and investments
  Available-for-sale securities                        7,219          12,025
  Other investments                                    7,433           6,438
                                                    --------        --------
Total securities and investments                      14,652          18,463

Property, plant and equipment, net                   130,350         128,104

Other Assets
  Cost in excess of net assets of business
   acquired, less accumulated amortization
   of $2,413 and $2,413                                3,217           3,217
  Deferred charges and other assets, net               1,009             979
                                                    --------        --------
Total other assets                                     4,226           4,196
                                                    --------        --------

                                                    $167,716        $166,797
                                                    ========        ========

                                   (continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)

Liabilities and Shareholders' Equity

                                                     March 31,
                                                       2002        December 31,
                                                    (Unaudited)       2000
                                                     ---------      --------
Current Liabilities
  Current maturities of long-term debt                $4,418          $4,387
  Notes payable                                        5,376           6,200
  Accounts payable                                     8,339           5,394
  Advance billings and deposits                        3,040           2,889
  Income taxes payable                                   211              --
  Other current liabilities                            2,439           2,771
                                                   ---------        --------
Total current liabilities                             23,823          21,641

Long-term debt, less current maturities               50,933          52,049

Other Liabilities
  Deferred income taxes                               13,376          14,402
  Pension & other                                      2,689           2,265
                                                   ---------        --------
Total other liabilities                               16,065          16,667

Minority interests                                     1,873           1,838

Shareholders' Equity
  Common stock                                         5,003           4,950
  Retained earnings                                   71,766          69,610
  Accumulated other comprehensive income
   (loss)                                             (1,747)             42
                                                   ---------        --------
Total shareholders' equity                            75,022          74,602

                                                   ---------        --------
                                                    $167,716        $166,797
                                                   =========        ========

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                                           Three months ended
                                                                March 31,
                                                           2002           2001
                                                               (Unaudited)
                                                         ----------------------
Operating Revenues
  Wireless                                               $16,910        $10,025
  Wireline                                                 7,415          6,677
  Other revenues                                           1,521          1,132
                                                         ----------------------
  Total revenues                                          25,846         17,834

Operating Expenses
  Cost of goods and services                               2,678          1,529
  Network operating costs                                  7,601          6,218
  Depreciation and amortization                            3,495          2,483
  Selling, general and administrative                      5,569          3,706
                                                         ----------------------
Total operating expense                                   19,343         13,936
                                                         ----------------------
Operating Income                                           6,503          3,898

Other Income (expense):
    Non-operating income, net                                119            253
    Loss on investments, net                                (692)        (1,440)
    Interest expense                                      (1,068)        (1,041)
                                                         ----------------------
Income before income taxes and minority interest           4,862          1,670
Income tax provision                                      (1,447)          (298)
                                                         ----------------------
                                                           3,415          1,372
Minority interest                                         (1,259)          (883)
                                                         ----------------------
Net income                                                $2,156           $489
                                                         ======================

Net earnings per share, basic                              $0.57          $0.13
                                                         ======================

Net earnings per share, diluted                            $0.57          $0.13
                                                         ======================

Weighted average shares outstanding, basic                 3,765          3,757
                                                         ======================

Weighted average shares outstanding, diluted               3,783          3,768
                                                         ======================


See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
                                                           Three months ended
                                                                 March 31,
                                                              2002        2001
                                                         ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                 $2,156       $489
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                               3,493      2,390
   Amortization                                                   2         93
   Deferred tax expense                                         117        200
   Loss on investments                                          394        990
   Equity in loss of investee and patronage, net                126        109
   Loss on disposal of equipment                                 14         --
   Minority interest of partnership, net of distributions        35        118
   Other                                                        392         69
  Changes in current assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                      (1,933)       105
    Materials and supplies                                   (2,084)      (859)
   Increase (decrease) in
    Accounts payable                                          2,945     (1,674)
    Other prepaids, deferrals and accruals                      751     (2,027)
                                                         ----------------------
Net cash provided by operating activities                     6,408          3

Cash Flows from Investing Activities
  Purchases of property, plant & equipment                   (5,753)    (4,303)
  Purchases of other investments                             (1,345)       (24)
  Proceeds from sale of available-for-sale securities         1,704         39
  Proceeds from disposal of assets                               --      1,592
                                                         ----------------------
Net cash used in investing activities                        (5,394)    (2,696)

Cash Flows from Financing Activities
  Proceeds from long-term debt and revolving loan                --      4,620
  Payments on long-term debt and revolving loan              (1,909)      (528)
  Proceeds from issuance of common stock upon
    exercise of stock options                                    53         15
                                                         ----------------------
Net cash provided by (used in) financing activities          (1,856)     4,107
                                                         ----------------------
Net increase (decrease) in cash and cash equivalents           (842)     1,414

Cash and Cash Equivalents
  Beginning                                                   2,173      3,133
                                                         ----------------------
  Ending                                                     $1,331     $4,547
                                                         ======================

Cash paid for:
         Interest                                            $1,067     $1,027
         Income taxes (net of refunds)                       $   31     $   --

Non-Cash Transaction:
The Company closed on the sale of its GSM equipment in January 2001, for approximately $6,500 of which approximately $4,900 was escrowed as part of a like-kind exchange transaction. The escrowed funds were disbursed as new equipment was received during the first six months of 2001.

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
(in thousands)

                                                                                     Accumulated
                                                                                        Other
                                                            Common      Retained     Comprehensive
                                                 Shares      Stock      Earnings     Income (Loss)      Total
                                                --------------------------------------------------------------
Balance, December 31, 2000                        3,759      $4,817       $55,873        $5,645        $66,335
  Comprehensive income:
   Net income                                        --          --        16,372            --         16,372
   Change in unrealized gain
      on securities available-for-sale
      net of tax benefit of $3,482                   --          --            --        (5,603)        (5,603)
                                                                                                      --------
  Total comprehensive income                                                                            10,769
  Dividends declared ($0.70 per share)               --          --        (2,635)           --         (2,635)
  Common stock issued through the
      exercise of incentive stock options             6         133            --            --            133
                                                --------------------------------------------------------------

Balance, December 31, 2001                        3,765      $4,950       $69,610           $42        $74,602
(Unaudited)
  Comprehensive income:
   Net income                                        --          --         2,156            --          2,156
   Change in unrealized loss
      on securities available-for-sale
      net of tax benefit of $1,415                   --          --            --        (2,233)        (2,233)
   Reclassification of net recognized
      loss on securities available-for-sale
      net of tax of ($272)                           --          --            --           444            444
                                                                                                      --------
  Total comprehensive income                                                                               367
  Common stock issued through the
      exercise of incentive stock options             2          53            --            --             53
                                                --------------------------------------------------------------
Balance, March 31, 2002                           3,767      $5,003       $71,766       $(1,747)       $75,022
                                                ==============================================================

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The interim condensed consolidated financial statements of Shenandoah Telecommunications Company and Subsidiaries (the Company) are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the interim results have been reflected therein. All such adjustments were of a normal and recurring nature. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report to Shareholders, which is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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


In thousands                           For the three months ended
(unaudited)                                   March 31, 2002
                            External     Internal                       Net
                            Revenues     Revenues       EBITDA     Income (Loss)
                            ----------------------------------------------------
Holding                     $    --      $    --        $  366         $(359)
Telephone                     5,796          670         4,264         1,929
Cable TV                      1,082            1           479           104
ShenTel                       1,515           89           200            27
Leasing                           6           --             3             2
Mobile                        5,749          323         3,196         1,770
PCS                          11,161            9           177        (1,558)
Long Distance                   273          151           162            99
Network                         264           32           272           142
                            ----------------------------------------------------
Combined totals             $25,846       $1,275        $9,119        $2,156
Inter-segment eliminations       --       (1,275)         (953)           --
                            ----------------------------------------------------
Consolidated totals         $25,846           --        $8,166        $2,156
                            ====================================================

In thousands                           For the three months ended
(unaudited)                                   March 31, 2002
                            External     Internal                       Net
                            Revenues     Revenues       EBITDA     Income (Loss)
                            ----------------------------------------------------
Holding                     $    --        $  --         $(859)        $(803)
Telephone                     5,243          579         4,391         1,764
Cable TV                        933            1           368           (42)
ShenTel                       1,126           91           136           (35)
Leasing                           6           --             3             2
Mobile                        4,622          184         2,135         1,130
PCS                           5,403            1        (1,240)       (1,689)
Long Distance                   275           89            52            32
Network                         226           33           230           130
                            ----------------------------------------------------
Combined totals             $17,834          978        $5,216          $489
Inter-segment eliminations       --         (978)         (905)           --
                            ----------------------------------------------------
Consolidated totals         $17,834        $  --        $4,311          $489
                            ====================================================


The Company's assets by segment as of March 31, 2002 , December 31, 2001, and March 31, 2001 are as follows:


In thousands                     March 31,      December 31,      March 31,
(unaudited)                        2002            2001             2001

Holding (1)                      $111,702        $110,447         $71,922
Telephone (1)                      57,292          55,942          77,706
Cable TV                           10,952          11,466          12,050
ShenTel                             5,201           5,359           5,125
Leasing                               257             254             261
Mobile                             18,686          15,273          16,698
PCS                                55,630          61,530          46,353
Long Distance                         367              22             156
Network                             1,350           1,005           1,024
                                 ----------------------------------------
Combined totals                  $261,437        $261,298        $231,295
Inter-segment eliminations        (93,721)        (94,501)        (80,333)
                                 ----------------------------------------
Consolidated totals              $167,716        $166,797        $150,962
                                 ========================================

(1) During 2001, the Company transferred intercompany receivables and intercompany debt from the Telephone subsidiary, to the Holding Company, of approximately $23 million.

5. Comprehensive income includes net income along with net unrealized gains and losses on the Company's available-for-sale investments. A summary of the unaudited results follow:

In thousands                           For the three months ended
                                                March 31,
                                         2002              2001
                                   -----------------------------------
Net income                             $ 2,156            $ 489
Net unrealized loss                     (1,789)            (303)
                                   -----------------------------------
Comprehensive income                      $367             $186
                                   ===================================

6. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

7. During the quarter, the Company sold 50,000 shares of VeriSign, Inc. (VRSN) an available-for-sale security, for proceeds of approximately $1.5 million or an average of $30.16 per share. The Company recognized a net loss before taxes of approximately $0.4 million on the sales of these securities. The investment in VeriSign stems from prior investments in predecessor companies of Illuminet Holdings, Inc. (Illuminet), which merged with VeriSign in December 2001. The Company's average original investment in the VeriSign stock is $2.72 per share. As required by generally accepted accounting principles, the Company recognized a gain on the exchange of the Illuminet shares in 2001, and as of December 31, 2001 had a carrying value of $38.04 per share on the VeriSign stock. The market price of VeriSign has declined to $8.07 on April 29, 2002. The difference between the carrying value of the investment at $38.04 and the recent $8.07 closing price is approximately $7.8 million before taxes. Should the VeriSign stock price remain depressed through the end of second quarter 2002, a charge against earnings may be recognized as the investment's value could be deemed to be impaired on an other than temporary basis.

8. In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires discontinuation of amortization of goodwill and intangible assets that have indefinite useful lives and also requires annual tests of impairments of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The Company adopted SFAS No. 142 beginning January 1, 2002, thus eliminating $0.1 million of amortization expense in each subsequent quarter. There are no other anticipated material impacts on the Company's financial statements as a result of the adoption of this statement.

The following table presents the adjusted results of the Company's net income and earnings per share to reflect the impact as if the adoption of SFAS No. 142 occurred at the beginning of 2001.

                                         For the three months ended March 31,
In thousands, except per share data               2002            2001
-----------------------------------------------------------------------------
Net income                                     $2,156             $ 489
Add back goodwill amortization
expense, net of taxes                              --                54
                                               ------             -----
Adjusted net income                            $2,156             $ 543
                                               ======             =====
Earnings per share basic & diluted             $ 0.57             $0.13
                                               ======             =====

Adjusted basic and diluted
  earnings per share                           $ 0.57             $0.14
                                               ======             =====

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it becomes a legal obligation. The Company will also record a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company is currently evaluating the timing of adoption and the effect that implementation of the new standard may have on its results of operations and financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs of sale. The Company adopted SFAS No. 144 on January 1, 2002 with no impact on the Company's results of operations or financial position.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Shenandoah Telecommunications Company and subsidiaries (the Company) provide telephone service, long distance, personal communications service (PCS), cellular telephone, cable television, unregulated telecommunications equipment and services, internet access, paging, and digital subscriber loop (DSL) services. In addition, through its subsidiaries, the Company leases towers and operates and maintains an interstate fiber optic network. Competitive local exchange carrier (CLEC) services are currently being offered on a limited basis in a test market. The Company's operations are principally along the Interstate 81 corridor from the Northern Shenandoah Valley of Virginia through West Virginia, Maryland, and into South Central Pennsylvania.

The Company reports revenues in three categories; wireless, wireline and other revenues. These revenue classifications are defined as follows: Wireless revenues are made up of Shenandoah Personal Communications Company (PCS), and Mobile Company, which includes the revenues of the Cellular Partnership and tower revenues. The wireline revenues include the following subsidiary revenues in the financial results: Telephone Company, Network Company, Cable Television Company, and the Long Distance Company. Other revenues are comprised of the revenues of ShenTel Service Company, the Leasing Company, and the Holding Company. As the CLEC operation begins to develop the operation will be reported in wireline revenues.

SELECTED OPERATING STATISTICS

The following table shows selected operating statistics of the Company for the previous five quarters. This information is unaudited, and is provided as a supplement to the financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES
SELECTED OPERATING STATISTICS (Unaudited)

                                                            Three Month Period Ended
                                          Mar 31,      Dec 31,      Sep 30,      Jun 30,      Mar 31,
                                           2002         2001         2001         2001         2001
                                          ----------------------------------------------------------
Telephone Access Lines                    24,751       24,704       24,583       24,432       24,288
CATV Subscribers                           8,740        8,770        8,834        8,756        8,742
Internet Subscribers                      18,083       17,423       16,923       16,385       16,045
Digital PCS Subscribers                   58,120       48,914       39,724       32,067       27,339
Analog Cellular Subscribers                9,246        9,440        9,526        9,985       10,416
Paging Subscribers                         3,136        3,190        4,160        4,640        4,710
Long Distance Subscribers                  9,341        9,159        9,047        8,718        8,532
Fiber Route Miles                            524          485          482          468          438
Total Fiber Miles                         26,804       23,893       23,854       23,162       20,229
Long Distance Calls (000)                  5,431        5,561        5,712        5,335        4,858
Switched Access Minutes (000)             38,398       33,067       31,873       30,550       30,417

CDMA Base Stations (sites)                   207          184          150          130          126
Cellular Base Stations                        20           20           20           20           20
Towers Owned (over 100 foot)                  78           70           64           64           64

PCS Market POPS (000)                      2,048        2,048        2,048        2,048        2,048
PCS Covered POPS (000)                     1,455        1,395        1,100        1,100        1,100
Cellular Market POPS (000)                   170          170          170          170          170

PCS ARPU (ex. Travel)                     $52.53       $53.28       $53.49       $54.11       $50.86
PCS Travel rev. per sub                   $16.61       $33.73       $25.53       $27.78       $19.97
PCS Ave. mgmt. Fee per sub                 $4.20        $4.26        $4.28        $4.33        $4.07
PCS Ave. monthly churn %                    2.58%        2.77%        2.02%        1.83%        2.18%
PCS CPGA                                 $274.02      $317.72      $294.34      $395.60      $350.97
PCS CCPU                                  $39.75       $45.14       $55.29       $56.07       $55.02

Fiber Miles - This statistic reported in previous filings only reflected a portion of the Company's total fiber miles.

POPS - is the estimated population of people in a geographic service area.

ARPU - Average Revenue Per User - before travel, roaming revenue, and management fee.

PCS Travel rev. per sub. - including roamer revenue divided by average subscribers.

PCS Ave. mgmt. fee per sub. - 8 % of collected revenue paid to Sprint PCS excluding travel.

PCS Ave. monthly churn - average of 3 monthly calculations of deactivations (excluding returns less than 30 days) divided by beginning of period subscribers.

CPGA - Cost Per Gross Add - including selling costs, product costs, and advertising costs.

CCPU - Cash Cost Per User - including network, customer care and other costs.

RECENT DEVELOPMENTS

In recent years, the principal source of the Company's revenues has shifted from traditional wireline revenues to wireless revenues. For the three months ended March 31, 2002, wireless revenue was 65.4% of total revenue, wireline revenue contributed 28.7% of total revenue, and other revenue was 5.9% of total revenue. These results compare to 56.2% for wireless, 37.4% for wireline and 6.4% for other, for the comparable three months of 2001.

The Company's strategy in the last several years has been to expand its services and the geographic areas served. This strategy has been implemented primarily through enhancing the PCS network, using CDMA technology, under the national brand of Sprint PCS. The Company's efforts to market its services in the expanded PCS network area contributed to new subscribers purchasing phones and services which continued to produce higher revenues during the first three months of 2002. In late-December 2001, the Company turned up the PCS network in the Altoona, Pennsylvania market, which completed the build-out of the initial network requirements. The Company had 207 PCS CDMA base stations in service at March 31, 2002, compared to 184 base stations that were in service December 31, 2001. This increase in base stations during the current year is primarily the result of filling minor holes in the network coverage and building coverage along several highly traveled secondary roads in the Company's market areas. The Company is shifting its focus from building the initial network to improving service and operating results of the network.

In accordance with Sprint PCS requirements, the Company is currently installing third generation (3G 1x) wireless technology. 3G 1x is the first of a four-stage migration path that will enable additional voice capacity and increased data speeds. The network upgrades are comprised of software changes, channel card upgrades, and some new network elements for packet data. The Company's existing base stations are compatible with the network card enhancements, thereby allowing the Company to provide 3G 1x service without base station replacement. 3G 1x technology is backwards compatible with the existing 2G network, thereby allowing continued use of current customer handsets. These enhancements will cost approximately $3 million, of which approximately $2.5 million has already been purchased in the first quarter of 2002 and is reflected in materials and supplies since the network components have not been deployed in the network.

The Company is dependent on Sprint PCS for the reporting of a significant portion of PCS revenues, particularly travel and service revenue. Controls and processes have been adopted by the Company and Sprint PCS to review, test, and validate information being reported to the Company. The Company continually monitors and tracks the data provided by Sprint PCS to identify potential unexpected trends in the information.

As previously reported, a further reduction in the Sprint PCS travel rate took effect January 1, 2002. The new rate is $0.10 per minute for payable and receivable minutes. In addition, the long distance travel rate was also adjusted from $0.06 to $0.0203 per minute for both payable and receivable travel. The Company is in a net receivable position for the current quarter by $1.2 million as a result of travel. There is no guarantee that the net travel position will remain in the Company's favor, and may change due to many factors beyond the Company's control, including travel trends, highway closures, geographic population shifts, weather, and other factors.

At the close of the quarter, the Company was running several test customers on DSL service in a nearby Virginia community, outside of the Telephone subsidiary's regulated service area. This service is offered by the Company's CLEC subsidiary, ShenTel Communications Company, and as currently planned will not require significant capital or operating resources.

Management is negotiating with a local Bank to renew the $2.0 million revolving credit facility during the second quarter of 2002. The new facility is anticipated to have terms similar to the existing facility, which is used primarily to cover short-term fluctuations in cash flow.

The Company is also negotiating to renew the $35.0 million revolver with CoBank by June 1, 2002. This facility has been used primarily to fund the Company's expansion of its PCS business. Terms and conditions of the new facility are anticipated to be similar to the existing $35.0 million revolving loan facility.

During the quarter, the Company sold 50,000 shares of Verisign, Inc. stock for proceeds of approximately $1.5 million. This transaction generated a net loss of approximately $0.4 million before taxes. Management is continuing to monitor its investments and may liquidate more of its available-for-sale holdings.

Subsequent to the close of the quarter, the VeriSign, Inc. stock price declined to $8.07 per share as of April 29, 2002. The difference between the carrying value of the investment at $38.04 and the recent $8.07 closing price is approximately $7.8 million before taxes. Should the VeriSign stock price remain depressed through the end of second quarter 2002, a charge against earnings may be recognized as the investment's value could be deemed to be impaired on an other than temporary basis.

RESULTS OF OPERATIONS FIRST QUARTER 2002 VS FIRST QUARTER 2001

General

Total revenue for the first quarter was $25.8 million, an increase of $8.0 million, or 44.9% compared to $17.8 million the same period last year. Total revenues include wireless revenue of $16.9 million, an increase of $6.9 million or 68.7%; wireline revenues of $7.4 million, an increase of $0.7 million, or 11.1%; and other revenues of $1.5 million, an increase of $0.4 million or 34.4%. Net income increased $1.7 million, or 341% to $2.2 million compared to $0.5 million for the same period in 2001. Net earnings per share diluted were $0.57 cents per share, compared to $0.13 cents for the same period last year.

Revenues

Within wireless revenues, the PCS operation added 30,781 PCS subscribers since March 31, 2001, which contributed to a $4.0 million or 126% increase in subscriber revenue compared to first quarter of 2001. As of March 31, 2002, the Company has 58,120 PCS subscribers. The Company's ARPU (defined in the Selected Operating Statistics section of this report) increased 3.3% to $52.53 for the first quarter 2002, compared to $50.86 for the first quarter of 2001, but has declined 2.9% from the June 2001 quarter high of $54.11. PCS travel and roamer revenue combined were $3.4 million, and contributed a $1.4 million or 71.2% increase to the revenue growth for the first quarter of 2002. Travel and roamer revenue growth is primarily attributed to network expansion. The travel revenue rate has declined from $0.20 per minute in first quarter of 2001, to $0.10 per minute as of January 1, 2002. Additionally, the inter-market long-distance rate has declined from $0.06 per minute for all of 2001, to $0.0203 for 2002. Further declines in travel rates or long-distance rates are not anticipated for the remainder of 2002.

Cellular revenue was $5.2 million, an increase of $1.0 million or 24.2%. Roamer revenues, generated from other providers' customers using our network, increased $1.2 million or 38% compared to the same period in 2001. Cellular roaming revenue was somewhat offset by a decline in local service revenue of $0.2 million, or 18.8%, due to a decline of 1,170 cellular subscribers to 9,246 at the end of March 2002, compared to 10,416 cellular subscribers at the end of March 2001.

Increases in handset sales, tower lease revenue and other wireless revenues each contributed to the additional $0.5 million increase over the first quarter 2001 results.

Wireline revenues were $7.4 million, an increase of $0.7 million or 11.1%. Access revenue in the telephone business increased $0.3 million. Lease revenue for the Company's fiber network facilities increased $0.3 million compared to the same period last year. Cable TV contributed the other $0.1 million to the increase in wireline revenues, largely due to the increase in basic cable service rates that became effective December 1, 2001.

Other revenues were $1.5 million, an increase of $0.4 million or 34.4%. Internet revenues increased $0.1 million or 15.7%. Internet subscribers increased 2,038, or 12.7%, compared to March 31, 2001 subscribers. The total subscriber base for the Company's Internet service was 18,083 as of March 31, 2002. Additionally, during the quarter, the Company enhanced its Travel Shenandoah network, which supports a joint service with the State of Virginia and Virginia Tech. This program, now called 511 Virginia, contributed $0.2 million to the increased revenues in the first quarter of 2002.

Operating Expenses

Total operating expense was $19.3 million, an increase of $5.4 million or 38.8%, compared to $13.9 million for first quarter last year. The increase in PCS subscribers and expanded PCS network were the principal factors driving costs higher.

Costs of goods and services were $2.7 million, an increase of $1.2 million or 75.1%, changing primarily due to the increase in handsets sold and costs related to the sales of PCS services. The Company added 9,206 PCS subscribers in the first quarter of 2002 compared to 4,107 PCS subscribers in first quarter in 2001. This increase in net added subscribers impacted handset subsidies and other charges in cost of goods and services.

Network operating costs were $7.6 million, an increase of $1.4 million, or 22.2%. Additional network lines and added traffic over the network, particularly in support of the expanded wireless services related to the PCS expansion into the Pennsylvania market, were the major causes for the increase in costs.

Depreciation and amortization expense was $3.5 million, an increase of $1.0 million or 40.8% compared to $2.5 million for the first quarter of 2001, as new assets, particularly in the PCS operation, have been added to the networks.

Selling, general and administrative costs were $5.6 million, an increase of $1.9 million or 50.3%. Selling expenses and customer support made up $1.2 million of the increase in selling, general and administrative expenses, due to the increase in customers and sales efforts. The Company opened three new PCS stores in the Harrisburg and York, Pennsylvania markets in the second quarter of 2001. Administrative costs increased $0.3 million, due to additional staff added to support the growing Company operations. Bad debt expense increased $0.4 million, primarily the result of the growing customer base in the PCS operation.

The Company's operating margin was 25.2%, up from 21.9% for the same period last year. This change was primarily due to the impact of the increased revenues generated in the wireless segment of the business, contributing more toward the fixed costs which have not increased as significantly since first quarter 2001.

Loss on investments was an improvement of $0.7 million or 51.9%. In the first quarter of 2001, the Company recorded charges against the operation to write-down several available-for-sale securities, which are no longer held by the Company. The Company incurred a loss of $0.4 million on the sale of 50,000 shares of VeriSign, Inc. in the first quarter of 2002. (See Note 7 of the Unaudited Financial Statements, included herein, for a further description on available-for sale securities).

Interest expense increased to $1.1 million, or 2.6%, a result of nominal increased borrowing levels compared to first quarter 2001.

Income before income taxes and minority interest was $4.9 million, an increase of $3.2 million or 191%. Increased revenues were offset somewhat by increased expenses compared to the first quarter 2001 results which contributed to the improved results in the first quarter of 2002.

The Company measures ongoing operations as net income excluding gains and losses on external investments unaffiliated with operations. This calculation eliminates the impact of external investment gains or losses. After taxes, net income from ongoing operations for the first quarter was $2.6 million, or an 86.7% increase compared to $1.4 million during the first quarter of 2001. The $1.2 million change in ongoing operations reflects increased wireless revenues, and increased contribution to cover the fixed costs incurred to start up the Central Pennsylvania PCS market.

Income tax provision was $1.4 million, an increase of $1.1 million due to higher earnings compared to the same period last year, and an increase in the effective tax rate to 39% to reflect the increased presence in states with higher tax rates.

Minority interest was $1.3 million, an increase of $0.4 million or 42.6%, due to the improved performance of the cellular operation, primarily the result of roamer revenue growth.

Net income was $2.2 million, an increase of $1.7 million or 341% for the quarter, due to improved wireless results, somewhat offset by ongoing fixed costs incurred from the Pennsylvania market of the PCS network.

INVESTMENTS IN NON-AFFILIATED COMPANIES

The Company participates in emerging technologies by investing in start-up companies. This includes indirect participation through capital venture funds such as South Atlantic Venture Fund III, South Atlantic Private Equity IV, Dolphin Communications Parallel Fund, Dolphin Communications Fund II and Burton Partnership. It also includes direct participation in start-up companies such as NTC Communications. For those investments that eventually go public, it is the intent of the Company to evaluate whether to hold or sell parts or all of each investment on an individual basis. As of March 31, 2002, the Company held shares in three companies that are publicly traded, with the following market values:
$7.0 million in Verisign, Inc.(VRSN) with 260,158 shares, and $0.1 million in Net IQ (NTIQ) with 3,744 shares held, $0.1 million in Deutsche Telekom, AG (DT) with 5,594 shares held. Net unrealized losses on the securities available-for-sale increased $2.9 million during the first quarter of 2002 to $2.9 million, reflecting the volatile stock prices of these technology securities and current market conditions.

Late in the first quarter of 2002, the Company invested an additional $750 thousand in NTC Communications, (NTC). Along with the investment, the Company gained a seat on the Board of Directors of NTC. As a result of the additional investment, effective April 1, 2002, the Company will account for the NTC investment as an equity method investment.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $6.4 million in cash from operations in first quarter of 2002, compared to a nominal amount generated in first quarter of 2001. Net income provided $1.5 million of the increase, depreciation added another $1.0 million, with the remaining $3.9 million generated primarily from changes in current asset and liability accounts.

The Company's investing activity nearly doubled compared to first quarter last year. Total investing was $5.4 million for the first quarter of 2002, with $2.7 million used in first quarter 2001. Capital spending was $5.8 million, an increase of $1.5 million or 33.7% compared to first quarter last year. The capital budget for 2002 is approximately $30.3 million. As mentioned above, an additional investment of $750 thousand was made in NTC. The Company sold 50,000 shares of VeriSign stock in the first quarter of 2002. The Company also received cash on patronage distributions from CoBank, its primary lender.

The Company's financing activities include the payment of long-term debt, and the payment of revolving debt. As cash is generated from operations, it is anticipated there will be less need to borrow on the Company's debt facilities to finance capital projects and other investment items.

The Company's two principal sources of funds for financing expansion activities and operations are internally generated funds and loan arrangements primarily with CoBank. The Company has a $35.0 million revolver loan agreement with CoBank, which matures on June 1, 2002. Outstanding draws on the $35.0 million facility as of March 31, 2002 were $5.2 million, which is reflected in the current liabilities section of the balance sheet. The rate on this short-term borrowing was 3.3%. The Company's outstanding long-term CoBank debt is $45.5 million, all of which is at fixed rates ranging from approximately 6% to 8%. The weighted average rate of the CoBank debt at March 31, 2002 was approximately 7.6%. The stated rate excludes patronage credits that are paid to CoBank borrowers after CoBank's year-end. During the first quarter of 2002, the Company received patronage credits of approximately 60 basis points on its outstanding CoBank debt balance. In addition, a special one-time patronage distribution from CoBank was received, amounting to 20 basis points on the debt outstanding. The patronage credits have the effect of reducing the borrowing rate by the amount of the credit distributed. Repayment of the CoBank long-term debt facilities requires monthly payments on the debt through September 2013.

Additionally, the Company has long-term debt with RUS/RTB that totals $9.9 million at the end of March 2002, with maturities through 2019. The weighted average interest rate on the RUS/RTB debt is approximately 6.51%.

The Company's long-term debt facilities require the Company to maintain certain operating results and debt coverage ratios, including leverage, equity to total assets, and debt service coverage. A portion of the Company's debt pricing is tied to the Company's coverage covenant. The Company is in compliance with the debt covenant requirements.

As part of the cash management services provided by a local bank, the Company maintains an unsecured line of credit for $2.0 million to cover temporary variations in liquidity. The Company made numerous draws and payments on the line during the quarter and there was $176 thousand outstanding at March 31, 2002. The interest rate is variable and is currently at 2.58% as of March 31, 2002. The Company expects to renew this facility prior to its expiration on May 31, 2002.

At its option, the Company may also liquidate portions of the securities available-for-sale portfolio, to provide for its cash and capital needs. These securities in total had a market value of $7.2 million as of March 31, 2002, but due to the market decline of the VeriSign stock, at April 29, 2002, the value was approximately $2.3 million.

Year-to-date capital spending was $5.8 million, compared to a total capital budget for the year of approximately $30.3 million. Major projects in the year-to-date spending include renovations of the Shentel Center in Edinburg, enhancements to the PCS network, and the final construction phase of a diverse fiber network route to Northern Virginia. Management expects cash flow from operations, current loan facilities and the new replacement facilities, in addition to the potential liquidation of portions of its available-for-sale securities, will provide the Company with adequate cash resources for the remainder of 2002.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         Our market risks relate primarily to changes in interest rates, on instruments held for other than trading purposes. Our interest rate risk involves two components. The first component is outstanding debt with variable rates. As of March 31, 2002, the balance of the Company's variable rate debt is $5.4 million, consisting primarily of a $5.2 million traunch of the revolving note payable to CoBank, which matures June 1, 2002. The rate of this note is based upon the lender's cost of funds. The Company's remaining variable debt outstanding was $176 thousand on the $2 million line-of-credit with the Company's local bank. The Company's remaining debt has fixed rates through its maturity. A 10% decline in interest rates would increase the fair value of the fixed rate debt by approximately $1.7 million.

The second component of interest rate risk is temporary excess cash, primarily invested in overnight investments. As the Company continues to expand its operations, temporary excess cash is expected to be minimal. Available cash will be used to repay existing and anticipated new debt obligations, maintaining and upgrading capital equipment, ongoing operating expenses, investment opportunities in new and emerging technologies, and potential dividends to the Company's shareholders. Management does not view market risk as having a significant impact on the Company's results of operations, although adverse results could be generated if interest rates were to escalate markedly.

A third component of risk is market risk, which relates to the Company's available-for-sale securities. Due to the significant investment in VeriSign, Inc. stock, the Company has a market price risk related to the investment. The closing price for the stock at March 28, 2002, (the last trading day of the quarter) was $27.00. Subsequent to the end of the quarter, VeriSign has declined to an $8.07 close on April 29, 2002. Should the VeriSign stock price remain depressed through the end of second quarter 2002, a charge against earnings may be recognized. With 260,158 shares, the Company's value on the stock has decreased from $7.0 million at March 31, 2002 to $2.1 million as of April 29, 2002. The Company will monitor the value of all available-for-sale investments and determine the appropriate course of action for each of them. With the market uncertainty, readers are cautioned about the volatility of values of the Company's external investments.

ITEM 4. Submission of Matters to a Vote of Security Holders set forth below:

        At the Annual Meeting of the Shareholders of the Company held on April 16, 2002, 2,766,063 of the Company's 3,767,884 outstanding shares were present in person or proxy and entitled to vote, which constituted a quorum.

        (b) At the Annual Meeting, the following nominees were elected:

               CLASS I DIRECTORS - To serve until the 2005 Annual Meeting

                     Douglas C. Arthur
                     Harold Morrison, Jr.
                     Zane Neff

        (c) At the Annual Meeting, the following matters were voted upon and received the vote set forth below:

        Election of Directors. Provided that a quorum is present, the nominees receiving the greatest number of votes cast are elected as directors and, as a result in tabulating the vote, votes withheld have no effect upon the election of directors; Each nominee for director was elected, having received the following vote:

        NOMINEE                      FOR                     WITHHELD

        Douglas C. Arthur         2,688,188                   77,875
        Harold Morrison Jr.       2,706,710                   59,353
        Zane Neff                 2,731,114                   34,949

ITEM 6. Exhibits and Reports on Form 8-K

        April 16, 2002      News Release of First Quarter Results for 2002

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                SHENANDOAH TELECOMMUNICATIONS COMPANY
                (Registrant)

May 8, 2002 /s/ CHRISTOPHER E. FRENCH
                Christopher E. French
                President


May 8, 2002 /s/ LAURENCE F. PAXTON
                Laurence F. Paxton
                Vice President - Finance