Form 10-Q
period 2002-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2002-08-09
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the Three and Six Months Ended June 30, 2002

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

                  YES     X                               NO
                      --------                               --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


         Class                                     Outstanding at July 31, 2002
Common Stock, No Par Value                               3,770,752 Shares

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARY COMPANIES

                                      INDEX


                                                                            Page
                                                                         Numbers

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
              June 30, 2002 and December 31, 2001                            3-4

          Condensed Consolidated Statements of Operations for the
              Three and Six Months Ended June 30, 2002 and 2001                5

          Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2002 and 2001                          6

          Condensed Consolidated Statements of
              Shareholders' Equity and Comprehensive Income
              for the Six Months Ended June 30, 2002 and the
              Twelve Months Ended December 31, 2001                            7

          Notes To Unaudited Condensed Consolidated
              Financial Statements                                          8-11

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                12-23

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       23-24

PART II.  Other Information

Items 1-5.                                                                    24

Item 6.   Exhibits and Reports on Form 8-K                                    24

          Signatures                                                          25

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

Assets

                                                      June 30,
                                                        2002       December 31,
                                                    (Unaudited)        2001
                                                    -----------    ------------
Current Assets
  Cash and cash equivalents                           $    934      $  2,173
  Accounts receivable, net                              11,182         8,498
  Income tax receivable                                     --         1,205
  Materials and supplies                                 2,193         2,999
  Prepaid expenses and other                             1,899         1,159
                                                      --------      --------
Total current assets                                    16,208        16,034

Securities and investments
  Available-for-sale securities                          2,039        12,025
  Other investments                                      7,403         6,438
                                                      --------      --------
Total securities and investments                         9,442        18,463

Property, plant and equipment, net                     135,621       128,104

Other Assets
  Cost in excess of net assets of business
   acquired,                                             3,313         3,313
  Deferred charges and other assets, net                   916           883
                                                      --------      --------
Total other assets                                       4,229         4,196
                                                      --------      --------

Total Assets                                          $165,500      $166,797
                                                      ========      ========


                                   (continued)

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)

Liabilities, Minority Interests and
Shareholders' Equity

                                                      June 30,
                                                        2002       December 31,
                                                    (Unaudited)        2001
                                                    -----------    ------------
Current Liabilities
  Current maturities of long-term debt                $  4,441      $  4,387
  Notes payable                                          8,046         6,200
  Accounts payable                                       4,904         5,394
  Advance billings and deposits                          2,941         2,889
  Income taxes payable                                     750            --
  Other current liabilities                              2,589         2,771
                                                      --------      --------
Total current liabilities                               23,671        21,641

Long-term debt, less current maturities                 49,812        52,049

Other Liabilities
  Deferred income taxes                                 12,366        14,402
  Pension & other                                        2,980         2,265
                                                      --------      --------
Total other liabilities                                 15,346        16,667

Minority interests                                       1,884         1,838

Shareholders' Equity
  Common stock                                           5,126         4,950
  Retained earnings                                     69,652        69,610
  Accumulated other comprehensive income                     9            42
                                                      --------      --------
Total shareholders' equity                              74,787        74,602

                                                      --------      --------
Total Liabilities, Minority Interests and
Shareholders' Equity                                  $165,500      $166,797
                                                      ========      ========

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data )
(Unaudited)

                                                  Three months ended       Six months ended
                                                        June 30,               June 30,
                                                    2002       2001         2002       2001
                                                 --------------------    --------------------
Operating Revenues
  Wireless                                       $ 19,096    $ 13,201    $ 36,006    $ 23,226
  Wireline                                          6,896       6,733      14,311      13,410
  Other revenues                                    1,495       1,346       3,016       2,478
                                                 --------------------    --------------------
  Total revenues                                   27,487      21,280      53,333      39,114

Operating Expenses
  Cost of goods and services                        1,943       1,843       4,621       3,372
  Network operating costs                           8,953       7,351      16,554      13,569
  Depreciation and amortization                     3,638       2,909       7,133       5,392
  Selling, general and administrative               5,950       4,102      11,519       7,808
                                                 --------------------    --------------------
Total operating expense                            20,484      16,205      39,827      30,141
                                                 --------------------    --------------------
Operating income                                    7,003       5,075      13,506       8,973

Other Income (expense):
    Non-operating income, net                          69         166         188         419
    Gain/(loss) on investments, net                (8,222)         42      (8,914)     (1,398)
    Interest expense                               (1,052)       (996)     (2,120)     (2,037)
                                                 --------------------    --------------------
Income/(loss) before income taxes and minority
    interest                                       (2,202)      4,287       2,660       5,957
Income tax (expense)/benefit                        1,408      (1,177)        (39)     (1,475)

Minority interest                                  (1,320)     (1,114)     (2,579)     (1,997)
                                                 --------------------    --------------------
Net income/(loss)                                $ (2,114)   $  1,996    $     42    $  2,485
                                                 ====================    ====================

Net earnings/ (loss) per share, basic            $  (0.56)   $   0.53    $   0.01    $   0.66
                                                 ====================    ====================

Net earnings/ (loss) per share, diluted          $  (0.56)   $   0.53    $   0.01    $   0.66
                                                 ====================    ====================

Weighted average shares outstanding, basic          3,769       3,761       3,768       3,760
                                                 ====================    ====================

Weighted average shares outstanding, diluted        3,769       3,770       3,794       3,771
                                                 ====================    ====================


See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)                                            Six months ended June 30,
                                                             2002       2001
                                                       -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $     42       $ 2,485
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                             7,130         5,201
   Amortization                                                 3           191
   Deferred tax expense (benefit)                          (2,016)          207
   Loss on investments                                      8,453            --
   Equity in loss of investee and patronage, net              172         1,059
   Loss on disposal of equipment                              121            --
   Minority interest of partnership                         2,579         1,997
   Other                                                      791            42
  Changes in current assets and liabilities:
   (Increase) decrease in:
      Accounts receivable                                  (2,684)       (2,540)
      Materials and supplies                                  806          (714)
   Increase (decrease) in:
      Accounts payable                                      1,517        (1,157)
      Other prepaids, deferrals and accruals                 (922)         (917)
                                                       -------------------------
Net cash provided by operating activities                  15,992         5,854

Cash Flows from Investing Activities
  Purchases of property, plant & equipment                (14,833)       (9,560)
  Purchases of other investments                           (1,371)         (630)
  Proceeds from sale of available-for-sale securities       1,714         1,053
  Proceeds from sale and disposal of assets                    65         1,592
                                                       -------------------------
Net cash used in investing activities                     (14,425)       (7,545)

Cash Flows from Financing Activities
  Proceeds from long-term debt                                 --         3,799
  Proceeds from revolving debt facilities                   1,846           200
  Payments on long-term debt and revolving loan            (2,183)       (1,065)
  Distributions to minority interest partners              (2,533)       (1,820)
  Proceeds from issuance of common stock upon
    exercise of stock options                                  64            35
                                                       -------------------------
Net cash provided by (used in) financing activities        (2,806)        1,149
                                                       -------------------------
Net decrease in cash and cash equivalents                  (1,239)         (542)

Cash and Cash Equivalents
  Beginning                                                 2,173         3,133
                                                       -------------------------
  Ending                                                 $    934       $ 2,591
                                                       =========================
Cash paid for:

         Interest                                        $  2,173       $ 1,735
         Income taxes (net of refunds)                   $     83       $   129

Non-Cash Transactions:

On June 6, 2002, the Company granted 2,327 shares of Company stock to employees valued at $0.1 million out of the Stock Option Plan. The stock grant was in recognition of the Company's 100th year anniversary.

The Company closed on the sale of its GSM equipment in January 2001, for approximately $6.5 million of which approximately $4.9 million was escrowed as part of a like-kind exchange transaction. The escrowed funds were disbursed as new equipment was received during the first six months of 2001.

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
(in thousands, except per share data)

                                                                                   Accumulated
                                                                                      Other
                                                           Common     Retained     Comprehensive
                                                Shares     Stock      Earnings     Income (Loss)   Total
                                                ---------------------------------------------------------
Balance, December 31, 2000                       3,759     $4,817     $ 55,873      $ 5,645      $ 66,335
  Comprehensive income:
   Net income                                       --         --       16,372           --        16,372
   Change in unrealized gain
      on securities available-for-sale
      net of tax benefit of $3,482                  --         --           --       (5,603)       (5,603)

                                                                                                 --------
  Total comprehensive income                                                                       10,769

  Dividends declared ($0.70 per share)              --         --       (2,635)          --        (2,635)
  Common stock issued through the
      exercise of incentive stock options            6        133           --           --           133
                                                ---------------------------------------------------------

Balance, December 31, 2001                       3,765     $4,950     $ 69,610      $    42      $ 74,602
(Unaudited):
  Comprehensive income:
   Net income                                       --         --           42                         42
   Change in unrealized loss
      on securities available-for-sale
      net of tax benefit of $(16)                   --         --                       (27)          (27)
   Reclassification of net recognized
      loss on securities available-for-sale
      net of tax benefit of $(4)                    --         --                        (6)           (6)
                                                                                                 --------
  Total comprehensive income                                                                            9

  Common stock issued through the
      exercise of incentive stock options
      and stock grant                                3        176                                     176

                                                ---------------------------------------------------------
Balance, June 30, 2002                           3,768     $5,126     $ 69,652      $     9      $ 74,787
                                                =========================================================

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The interim condensed consolidated financial statements of Shenandoah Telecommunications Company and Subsidiaries (the Company) for the three and six months ended June 30, 2002 and June 30, 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the interim results have been reflected therein. All such adjustments were of a normal and recurring nature. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report to Shareholders, which is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

4. The Company has identified ten reporting segments based on the products and services each provide. Each segment is managed and evaluated separately because of diverse technologies and marketing strategies. A summary of unaudited external operating revenues, internal operating revenues, EBITDA and net income of each segment is as follows. The Company defines EBITDA as net income increased by the provision for income taxes, depreciation, amortization of long lived assets, and interest expense, and decreased by interest income. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (loss) as a measure of performance or to cash flows as a measure of liquidity.

In thousands                                  For the three months ended
(unaudited)                                         June 30, 2002
                                                                           Net
                                   External   Internal                    Income
                                   Revenues   Revenues      EBITDA       (Loss)
                                  ----------------------------------------------
Holding                           $    --     $    --      $(7,055)     $(4,873)
Telephone                           5,340         802        3,608        1,544
Cable TV                            1,079          --          475           92
ShenTel                             1,487          85          122          (13)
Leasing                                 5          --            3            2
ShenTel Communications                  3          --          (21)         (13)
Mobile                              5,914         452        3,385        1,886
PCS                                13,182          12        1,433         (932)
Long Distance                         270         156          164          100
Network                               207          25          190           93
                                  ----------------------------------------------
Combined totals                   $27,487     $ 1,532      $ 2,304      $(2,114)
Inter-segment eliminations             --      (1,532)      (1,136)          --
                                  ----------------------------------------------
Consolidated totals               $27,487     $    --      $ 1,168      $(2,114)
                                  =============================================

In thousands                                  For the three months ended
(unaudited)                                         June 30, 2001
                                                                           Net
                                 External     Internal                    Income
                                 Revenues     Revenues      EBITDA       (Loss)
                                 -----------------------------------------------
Holding                          $    --     $    --      $    751      $   147
Telephone                          5,300         587         4,213        1,745
Cable TV                             937          --           323          (82)
ShenTel                            1,339          85           262           38
Leasing                                7          --             2            1
ShenTel Communications                --          --            --           --
Mobile                             5,494          90         2,555        1,400
PCS                                7,707           3          (347)      (1,444)
Long Distance                        263         142           101           63
Network                              233          25           228          128
                                  ----------------------------------------------
Combined totals                  $21,280     $   932      $  8,088      $ 1,996
Inter-segment eliminations            --        (932)       (1,010)          --
                                  ----------------------------------------------
Consolidated totals              $21,280     $    --      $  7,078      $ 1,996
                                 ==============================================

In thousands                                  For the six months ended
(unaudited)                                         June 30, 2002
                                                                           Net
                                 External     Internal                    Income
                                 Revenues     Revenues      EBITDA       (Loss)
                                 -----------------------------------------------
Holding                          $    --     $    --      $ (6,689)     $(5,232)
Telephone                         11,136       1,472         7,872        3,473
Cable TV                           2,161           1           954          196
ShenTel                            3,002         174           322           14
Leasing                               11          --             6            4
ShenTel Communications                 3          --           (21)         (13)
Mobile                            11,663         775         6,581        3,656
PCS                               24,343          21         1,610       (2,490)
Long Distance                        543         307           326          199
Network                              471          57           462          235
                                 -----------------------------------------------
Combined totals                  $53,333     $ 2,807      $ 11,423      $    42
Inter-segment eliminations            --      (2,807)       (2,089)          --
                                 -----------------------------------------------
Consolidated totals              $53,333     $    --      $  9,334      $    42
                                 ==============================================

In thousands                                  For the six months ended
(unaudited)                                         June 30, 2001
                                                                           Net
                                 External     Internal                    Income
                                 Revenues     Revenues      EBITDA       (Loss)
                                 -----------------------------------------------
Holding                          $    --     $    --      $   (108)     $  (656)
Telephone                         10,543       1,166         8,604        3,509
Cable TV                           1,870           1           691         (124)
ShenTel                            2,465         176           398            3
Leasing                               13          --             5            3
ShenTel Communications                --          --            --           --
Mobile                            10,116         274         4,690        2,530
PCS                               13,110           4        (1,587)      (3,133)
Long Distance                        538         231           153           95
Network                              459          58           458          258
                                 -----------------------------------------------
Combined totals                  $39,114     $ 1,910      $ 13,304      $ 2,485
Inter-segment eliminations            --      (1,910)       (1,915)          --
                                 -----------------------------------------------
Consolidated totals              $39,114     $    --      $ 11,389      $ 2,485
                                 ==============================================

The Company's assets by segment as of June 30, 2002, December 31, 2001, and June 30, 2001 are as follows:

                                June 30, 2002      December 31,    June 30, 2001
In thousands                      (unaudited)         2001           (unaudited)

Holding                             $ 115,133         $ 110,347       $ 100,808
Telephone                              56,739            55,942          54,666
Cable TV                               10,443            11,466          11,878
ShenTel                                 4,949             5,359           5,160
Leasing                                   182               254             253
ShenTel Communications                     84               100              --
Mobile                                 18,715            15,273          17,241
PCS                                    58,716            61,530          48,308
Long Distance                             222                22             153
Network                                 1,045             1,005           1,103
                                -----------------------------------------------
Combined totals                     $ 266,228         $ 261,298       $ 239,570
Inter-segment eliminations           (100,728)          (94,501)        (81,946)
                                -----------------------------------------------
Consolidated totals                 $ 165,500         $ 166,797       $ 157,624
                                ===============================================

5. Comprehensive income includes net income along with net unrealized gains and losses on the Company's available-for-sale investments. A summary of the unaudited results follow:

In thousands                    For the three months ended    For the six months ended
                                          June 30,                   June 30,
                                      2002        2001           2002        2001
                                ------------------------------------------------------
Net income/ (loss)                 $(2,114)     $1,996           $ 42      $2,485
Net unrealized gain/(loss)           1,756       2,691            (33)      2,388
                                ------------------------------------------------------
Comprehensive income/(loss)        $  (358)     $4,687           $  9      $4,873
                                ======================================================

6. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

7. During first quarter of 2002, the Company sold 50,000 shares of VeriSign, Inc. (VeriSign) an available-for-sale security, for proceeds of approximately $1.5 million or an average of $30.16 per share. The Company recognized a net loss before taxes of approximately $0.4 million on this sale. During the second quarter of 2002, the market value of VeriSign declined significantly. This decline, along with the market outlook for the trading range of the stock, required the Company to record an other than temporary write-down of the VeriSign stock to the market value at June 28, 2002 of $7.19 per share. The non-cash impairment charge recorded in the second quarter totaled $8.0 million before taxes. The investment in VeriSign stems from prior investments in predecessor companies of Illuminet Holdings, Inc. (Illuminet), which was acquired by VeriSign in December 2001. As required by generally accepted accounting principles, the Company recognized a non-cash pre-tax gain on the exchange of the Illuminet shares in 2001, and as of December 31, 2001 had a carrying value of $38.04 per share on the VeriSign stock, compared to $7.19 per share at June 30, 2002.

Subsequent to the end of the second quarter, the Company sold its remaining 260,158 shares of VeriSign stock for net proceeds of $1.3 million. With this sale the Company will record a $0.6 million pre-tax loss in the third quarter 2002 results.

8. In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires discontinuation of amortization of goodwill and intangible assets that have indefinite useful lives and also requires annual tests of impairments of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The Company adopted SFAS No. 142 beginning January 1, 2002, thus eliminating $0.1 million of amortization expense in each subsequent quarter. The first phase of the impairment test is complete, and the operating unit that has the goodwill recorded is currently profitable. The Company does not anticipate a change in this operation and therefore there are no other anticipated material impacts on the Company's financial statements as a result of the adoption of this statement.

The following table presents the adjusted results of the Company's net income and earnings per share to reflect the impact as if the adoption of SFAS No. 142 occurred at the beginning of 2001.

                                                       For the three months ended    For the six months ended
(unaudited)                                                     June 30,                     June 30,
In thousands, except per share data                       2002           2001           2002          2001
---------------------------------------------------------------------------------------------------------------
Net income/(loss)                                         $ (2,114)        $ 1,996         $  42       $ 2,485
Add back goodwill amortization expense,  net of
taxes                                                           --              54            --           108
                                                      ---------------------------------------------------------
Adjusted net income/(loss)                                $ (2,114)        $ 2,050         $  42       $ 2,593
                                                      =========================================================
Earnings/(loss) per share basic & diluted                  $ (0.56)         $ 0.53        $ 0.01        $ 0.66
                                                      =========================================================
Adjusted basic earnings/(loss) per share                   $ (0.56)         $ 0.55        $ 0.01        $ 0.69
Adjusted diluted earnings/(loss) per share                 $ (0.56)         $ 0.54        $ 0.01        $ 0.69
                                                      =========================================================

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it becomes a legal obligation. The Company will also record a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company is evaluating the timing of adoption and the effect that implementation of the new standard may have on its results of operations and financial position.

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

The Company reports revenues in three categories, wireless, wireline and other revenues. These revenue classifications are defined as follows: Wireless revenues are made up of Shenandoah Personal Communications Company (PCS), and Mobile Company, which includes the revenues of the cellular operation and tower revenues. The wireline revenues include the following subsidiary revenues in the financial results: Telephone Company, Network Company, Cable Television Company, and the Long Distance Company. Other revenues are comprised of the revenues of ShenTel Service Company, the Leasing Company, and the Holding Company. As the CLEC operation begins to develop the operation will be reported in other revenues.

SELECTED OPERATING STATISTICS

The following table shows selected operating statistics of the Company for the previous five quarters. This information is unaudited, and is a supplement to the financial statements.


SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
SELECTED OPERATING STATISTICS

(Unaudited)                                                        Three Month Period Ended
                                                   Jun. 30,     Mar. 31,      Dec. 31,     Sep. 30,      Jun. 30,
                                                     2002         2002         2001          2001         2001
                                               ------------------------------------------------------------------
Telephone Access Lines                               24,859       24,751        24,704       24,583       24,432
CATV Subscribers                                      8,729        8,740         8,770        8,834        8,756
Internet Subscribers                                 18,300       18,083        17,423       16,923       16,385
Digital PCS Subscribers (1)                          59,997       56,624        47,318       37,880       30,745
Analog Cellular Subscribers                           8,683        9,246         9,440        9,526        9,985
Paging Subscribers                                    3,071        3,136         3,190        4,160        4,640
Long Distance Subscribers                             9,316        9,341         9,159        9,047        8,718
DSL Subscribers                                         434          341           288          234          193
Fiber Route Miles                                       543          524           485          482          468
Total Fiber Miles                                    28,243       26,804        23,893       23,854       23,162
Long Distance Calls (000)                             5,949        5,431         5,561        5,712        5,335
Switched Access Minutes (000)                        42,816       38,398        33,067       31,873       30,550

CDMA Base Stations (sites)                              220          207           184          150          130
Cellular Base Stations                                   20           20            20           20           20
Towers Owned (over 100 foot)                             80           78            70           64           64

PCS Market POPS (000)                                 2,048        2,048         2,048        2,048        2,048
PCS Covered POPS (000)                                1,512        1,455         1,395        1,100        1,100
Cellular Market POPS (000)                              170          170           170          170          170

PCS ARPU (ex. Travel) (1)                            $54.85       $52.00        $55.33       $56.13       $56.60
PCS Travel rev. per sub.(1)                          $26.81       $21.88        $34.87       $26.77       $28.97
PCS Ave. mgmt. Fee per sub.(1)                        $4.38        $4.16         $4.43        $4.49        $4.53
PCS Ave. monthly churn % (2)                           2.75%        2.20%         2.53%        2.13%        1.73%
PCS CPGA Ave.                                       $314.76      $271.08       $317.72      $294.34      $395.60
PCS CCPU Ave. (1)                                    $43.76       $40.87        $46.77       $57.71       $58.65

(1) The Digital PCS Subscriber numbers for periods prior to June 30, 2002 have been revised from previous amounts disclosed, to correct an internal data tabulation error. This correction had no financial impact, but the related metrics are revised.

(2) Churn is revised from previous amounts disclosed due to Sprint PCS change in churn calculation.

POPS - is the estimated population of people in a geographic service area.

ARPU - Average Revenue Per User - before travel, roaming revenue, and management fee.

PCS Travel rev. per sub. - including roamer revenue divided by average subscribers.

PCS Ave. mgmt. fee per sub. - 8 % of collected revenue paid to Sprint PCS excluding travel.

PCS Ave. monthly churn - average of 3 monthly calculations of deactivations (excluding returns less than 30 days) divided by average subscribers in the period.

CPGA - Cost Per Gross Add - including selling costs, product costs, and advertising costs.

CCPU - Cash Cost Per User - including network, customer care and other costs.

RECENT DEVELOPMENTS

In recent years, the principal source of the Company's revenues has shifted from traditional wireline revenues to wireless revenues. For the three months ended June 30, 2002, wireless revenue was 69.5% of total revenue, wireline revenue contributed 25.1% of total revenue, and other revenue was 5.4% of total revenue. These results compare to 61.8% for wireless, 31.9% for wireline and 6.3% for other, for the comparable three months of 2001.

The Company's strategy in the last several years has been to expand its services and the geographic areas served. This strategy has been implemented primarily through enhancing the PCS network, using CDMA technology, under the national brand of Sprint PCS. The Company's efforts to market its services in the expanded PCS network area contributed to new subscribers purchasing phones and services which continued to produce higher revenues during the first six months of 2002. In late-December 2001, the Company turned up the PCS network in the Altoona, Pennsylvania market, which completed the build-out of the initial network requirements. The Company had 220 PCS CDMA base stations in service at June 30, 2002, compared to 184 base stations that were in service December 31, 2001. This increase in base stations during the current year is primarily the result of enhancing network coverage and expanding coverage along several highly traveled secondary roads in the Company's market areas. The Company continues to focus on enhancing service and improving operating results in the PCS operation.

In accordance with Sprint PCS requirements, the Company is in the final stages of installing third generation (3G 1x) wireless technology. 3G 1x is the first of a four-stage migration path that will enable additional voice capacity and increased data speeds. The network upgrades are comprised of software changes, channel card upgrades, and some new network elements for packet data. The Company's existing base stations are compatible with the network card enhancements, thereby allowing the Company to provide 3G 1x service without base station replacement. 3G 1x technology is backwards compatible with the existing 2G network, thereby allowing continued use of current customer handsets. These enhancements cost approximately $3.0 million, with nearly all of the items already purchased in the first half of 2002 and reflected in the plant under construction section of property, plant and equipment section of the balance sheet, awaiting final deployment.

The Company is dependent on Sprint PCS for the reporting of a significant portion of PCS revenues, particularly travel and service revenue as well as many other metrics such as customer counts, sales, etc. For the three months ended June 30, 2002, the Company is relying on Sprint PCS to provide accurate and timely information on approximately $13.1 million or 47.6% of total revenue compared to $7.7 million or 36.2% for the same period of 2001. The Company and Sprint PCS are developing and adopting new controls and processes to review, test, and validate information being reported to the Company. The Company continually monitors and tracks the data provided by Sprint PCS to identify potential unexpected trends in the information.

During second quarter, the Company implemented a $125 deposit for sales of PCS handsets and services to certain prospective customers deemed to be credit challenged. The deposit requirement slowed overall handset sales and subscriber additions for the period.

As previously reported, a further reduction in the Sprint PCS travel rate took effect January 1, 2002. The current rate is $0.10 per minute for payable and receivable minutes. In addition, the long distance travel rate charged or received for travel calls that are rated as long distance calls, was adjusted from $0.06 to $0.0203 per minute effective January 1, 2002. The Company is in a net travel receivable position for the current quarter by $1.4 million, and $2.6 million for year-to-date 2002, compared to $0.6 million for second quarter last year, and $0.3 million year-to-date 2001. The travel and long distance travel rates are being reviewed within the Sprint PCS organization for further adjustment in the future. There have not been any definitive rate changes announced at this time, but there is a reasonable chance that the rates could be lowered after this year. There is no guarantee that the net travel position will remain in the Company's favor or it may change due to factors beyond the Company's control, including but not limited to: travel trends, geographic population shifts, weather, and other factors.

The Company has 22 customers on DSL service in a nearby Virginia community, outside of the Telephone subsidiary's regulated service area. This service is offered by the Company's CLEC subsidiary, ShenTel Communications Company, and as currently planned will not require significant capital or operating resources.

In early May, the Company received a 90 day extension on its existing revolving lines of credit from SunTrust Banks and also with CoBank. The extension from SunTrust Banks was granted to allow the Company to evaluate the benefits of a multiple-year facility and also to evaluate the amount of funding necessary for effective operations of the Company's cash management system. As of June 30, 2002 the amount outstanding under the SunTrust facility was $1.2 million and ranged between $0 and $2.0 million during the quarter. Management expects the loan terms and financial covenants to be similar to the existing loan. The new facility will be used primarily to cover short-term fluctuations in cash flow.

The 90-day extension to renew the $35.0 million revolver with CoBank expires August 30, 2002. The amount outstanding under this facility at June 30, 2002 is $6.9 million. This facility has been used primarily to fund the Company's expansion of its PCS business. Terms and conditions of the new facility are anticipated to be similar to the existing $35.0 million revolving loan facility but may be reduced below the existing $35.0 million amount, due to decreased need for capital funds for expansion of the PCS operation.

During the quarter, the value of the Company's investment in VeriSign, Inc. stock (260,158 shares) declined from $27.00 per share at March 31, 2002 to $7.16 at June 28, 2002, the final day of trading in June, requiring an other than temporary write-down of the investment totaling $ 8.0 million. Based on analyst expectations and other information available to management, the Company deemed the write-down to be other than temporary. The impairment charge recorded through operations in the second quarter 2002 was $8.0 million before taxes. This charge resulted in a net loss of approximately $4.8 million after taxes.

Subsequent to the close of the quarter, the Company elected to liquidate the remaining holdings of VeriSign, Inc. The Company sold all 260,158 shares of the VeriSign stock, for $1.3 million. The Company will recognize a loss of $0.6 million before taxes on the sale in the third quarter of 2002. Beginning in 1981, when the Company first invested in VeriSign's predecessor companies, the Company invested $0.9 million in cash. Including the sale in early July 2002, the Company realized proceeds of $8.1 million before taxes from all sales of its stock in VeriSign and its predecessor companies.

In the past few months, the telecommunication industry has been impacted adversely by several public companies that have filed for bankruptcy protection, or announced accounting irregularities in their financial reports. These actions have a potential direct or indirect impact on the results of the Company on an on-going basis. The primary customers for access services, tower leases and fiber leases are other telecommunications carriers. The Company has recently experienced delayed payment by some of the financially distressed carriers. Accordingly, the Company's allowance for uncollectible accounts was increased $0.1 million in the second quarter. Management will continue to monitor and adjust this allowance as specific customer conditions change and require an adjustment to the reserve.

As of July 22, 2002, MCI WorldCom filed for bankruptcy protection. The Company will take a charge in the third quarter of 2002, for approximately $0.3 million to reserve the total amount owed to the Company by MCI WorldCom. Management will monitor this account and pursue available steps necessary to protect the interests of the Company.

RESULTS OF OPERATIONS SECOND QUARTER 2002 VS SECOND QUARTER 2001

General

Total revenue for the second quarter was $27.5 million, an increase of $6.2 million or 29.2%, compared to $21.3 million the same period last year. Total revenues include wireless revenue of $19.1 million, an increase of $5.9 million or 44.6%; wireline revenues of $6.9 million, an increase of $0.2 million or 2.4%; and other revenues of $1.5 million, an increase of $0.2 million or 11.2%. Net income decreased $4.1 million, to a $2.1 million loss compared to $2.0 million net income for the second quarter of 2001. Net loss per diluted share was $(0.56) per share, compared to a $0.53 profit for the second quarter last year. The VeriSign impairment charge was principally responsible for this change.

Revenues

Within wireless revenues, the PCS operation added 29,252 PCS subscribers since June 30, 2001, which contributed to a $4.1 million or 104% increase in subscriber revenue compared to second quarter of 2001. As of June 30, 2002, the Company's base of Sprint PCS subscribers was 59,997. The Company's average revenue per user (ARPU) decreased 3.1% to $54.85 compared to the second quarter 2001, but increased 5.5% from the March 2002 quarter of $52.00. Combined PCS travel and roamer revenue were $4.7 million, an increase of $1.3 million or 36.4%. The growth in travel and roamer revenue growth is primarily attributed to network expansion as the Company has 220 base stations deployed at June 30, 2002 compared to 130 base stations that were deployed at June 30, 2001. The travel revenue rate declined from $0.20 per minute in first quarter of 2001, to $0.15 in May 2001 through September 2001, to $0.10 per minute as of January 1, 2002. Additionally, the inter-market long-distance rate has declined from $0.06 per minute for all of 2001, to $0.0203 for 2002. Further declines in travel rates or long-distance rates are not anticipated for the remainder of 2002.

Cellular revenue was $5.3 million, an increase of $0.3 million or 6.1%. Roamer revenues, generated from other providers' customers using our network, increased $0.5 million or 12.5% compared to the same period in 2001. Cellular local service revenue declined $0.1 million, or 18.7%, due to a decline of 1,302 cellular subscribers or 13.0% to 8,683 subscribers at the end of

June 2002, compared to 9,985 cellular subscribers at the end of June 2001. Due to increased competition and the deployment of digital technologies that allows data transmission, the subscriber count in the analog cellular operation is anticipated to continue to decline.

Tower lease revenue was the primary contributor to the remaining $0.2 million increase in wireless revenues over second quarter 2001 results.

Wireline revenues were $6.9 million, an increase of $0.2 million or 2.4%. Access revenue in the telephone business increased $0.3 million, impacted by increased use of the Company's network by other telecommunications providers. Lease revenue for the Company's fiber network facilities decreased $0.4 million compared to the same period last year due to pressure from competitive pricing resulting in a decline for lease rates on fiber facilities. The Company expects rates to continue to decline in the near-term, but cannot predict the overall impact on revenues due to additional fiber facilities now being constructed and the current downturn in this segment of the telecommunications market. Cable TV contributed the other $0.1 million to the increase in wireline revenues, largely due to the increase in basic cable service rates that became effective December 1, 2001.

Other revenues were $1.5 million, an increase of $0.1 million or 11.1%. Internet revenues increased $0.1 million or 13.0%. Internet subscribers increased 1,915, or 11.7%, compared to June 30, 2001 subscribers. The total subscriber base for the Company's Internet service was 18,300 as of June 30, 2002.

Operating Expenses

Total operating expense was $20.5 million, an increase of $4.2 million or 26.4%, compared to $16.2 million for second quarter last year. The increase in PCS subscribers and operating costs from the expanded PCS network were the principal factors driving costs higher.

Costs of goods and services were $1.9 million, an increase of $0.1 million or 5.4%, changing primarily due to the increase in PCS handsets sold, somewhat offset by a decline in cellular equipment sales. During second quarter, the Company implemented a $125 deposit for sales of PCS handsets and services to certain prospective customers deemed to be credit challenged. The deposit requirement slowed overall handset sales and subscriber additions for the period.

Network operating costs were $9.0 million, an increase of $1.6 million, or 21.8%. Additional network line cost contributed $1.2 million to the increase. Additionally, switching costs, site rental, travel and long distance expense and added traffic over the network, particularly in support of the expanded wireless services related to the PCS expansion into the Pennsylvania market, were the major causes for the increase in costs.

Depreciation expense was $3.6 million, an increase of $0.7 million or 25.1% compared to $2.9 million for the second quarter of 2001, as new assets, particularly in the PCS operation, have been added to the networks. Gross plant in service increased to $189.6 million at June 30, 2002 compared to $158.6 million at June 30, 2001.

Selling, general and administrative costs were $6.0 million, an increase of $1.8 million or 45.1%. Selling expenses and customer support made up $0.8 million of the increase in selling, general and administrative expenses, due to the increase in customers and sales efforts. The Company opened three new PCS stores in the Harrisburg and York, Pennsylvania markets in the second quarter of 2001. Administrative costs increased $0.3 million, due to additional staff added to support the growing Company operations. Bad debt expense increased $0.6 million, the result of an increased customer base, the growing credit challenged subscribers in the customer base in the PCS operation and to a lesser extent, the $0.1 million of allowance reserved for the financial uncertainty of certain telecommunication service providers.

The Company's operating margin was 25.5% for the quarter ended June 30, 2002, compared to 23.8% for the same period last year. This change was primarily due to the impact of the increased revenues generated in the wireless category of the business, contributing more toward the fixed costs which have not increased as significantly since second quarter 2001.

Losses on investments increased to $8.3 million, due primarily to the impact of the impairment charge recorded on the VeriSign stock. The Company holds several other available for sale stocks, none of which currently have significant value in relation to the consolidated balance sheet.

Interest expense increased to $1.1 million, or 5.6%, a result of increased average borrowing levels compared to second quarter 2001. Total debt was $62.3 million at June 30, 2002, compared to $62.6 million at December 31, 2001 and $58.4 million at June 30, 2001.

Income/(loss) before income taxes and minority interest was $(2.2) million, a decrease of $6.5 million from second quarter of 2001. The $8.2 million loss on investments, somewhat offset by the $1.9 million increase in gross margin was the primary cause of this marked swing in results.

The Company measures ongoing operations as net income excluding gains and losses on external investments unaffiliated with operations. This calculation eliminates the impact of external investment gains or losses. After taxes, net income from ongoing operations for the second quarter was $2.9 million, a 47.3% increase compared to $2.0 million during the second quarter of 2001. The $0.9 million change in ongoing operations reflects increased wireless revenues, and increased contribution to cover the fixed costs incurred to start up the Central Pennsylvania PCS market.

Income tax benefit was $1.4 million, a $2.6 million change due to the loss from the impairment of the VeriSign stock, compared to the same period last year. The effective tax rate is 39%.

Minority interest was $1.3 million, an increase of $0.2 million or 18.5%, due to the improved performance of the cellular operation, primarily the result of roamer revenue growth.

Net loss for the quarter was $2.1 million, compared to a $2.0 million net income for the second quarter of 2001. The Company's operating margin improved $1.9 million, but was more than offset by the significant decline in the external investments performance during the second quarter of 2002.

RESULTS OF OPERATIONS YEAR-TO-DATE 2002 VS YEAR-TO-DATE 2001

General

Total revenue for the six months of 2002, was $53.3 million, an increase of $14.2 million, or 36.3% compared to $39.1 million the same period last year. Total revenues include wireless revenue of $36.0 million, an increase of $12.8 million or 55.0%; wireline revenues of $14.3 million, an increase of $0.9 million, or 6.7%; and other revenues of $3.0 million, an increase of $0.5 million or 21.7%. Net income decreased $2.4 million to $42 thousand, compared to $2.5 million net income for the first six months of 2001. Net income per diluted share was $0.01 per share, compared to $0.66 per share for the same period last year. The losses from the sale and impairment charge on the VeriSign stock were principally responsible for this change in the six-month results.

Revenues

Within wireless revenues, the PCS operation added 29,252 PCS subscribers since June 30, 2001, which contributed an $8.1 million or 114% increase in subscriber revenue compared to the first six months of 2001. Combined PCS travel and roamer revenue were $8.1 million, and an increase $2.7 million, 49.2% compared to the first six months of 2001. Travel and roamer revenue growth is primarily attributed to network expansion along with the increase in total wireless subscribers using the Company's network. The travel revenue rate declined from $0.20 per minute in first quarter of 2001, to $0.15 in May 2001 through September 2001, to $0.10 per minute as of January 1, 2002. Additionally, the inter-market long-distance rate has declined from $0.06 per minute for all of 2001, to $0.0203 for 2002. Further declines in travel rates or long-distance rates are not anticipated for the remainder of 2002.

Cellular revenue was $10.5 million, an increase of $1.3 million or 14.3%. Roamer revenues, generated from other providers' customers using our network, increased $1.7 million or 23.8% compared to the same period in 2001. Cellular roaming revenue was somewhat offset by a decline in local service revenue of $0.3 million, or 18.4%, due to the decline of cellular subscribers as other wireless services are available in the cellular market coverage area.

Increases in handset sales, tower lease revenue and other wireless revenues each contributed to the additional $0.7 million increase in revenues over the year-to-date 2001 results.

Wireline revenues were $14.3 million, an increase of $0.9 million or 6.7%. Access revenue in the telephone business increased $0.6 million. Lease revenue for the Company's fiber network facilities remained flat on a year-to-date comparison, although the trend appears that revenues will decline as lease prices are changed to meet price competition. Cable TV contributed the other $0.3 million to the increase in wireline revenues, largely due to the increase in basic cable service rates that became effective December 1, 2001, and a shift of approximately 12% of the subscribers to the higher priced digital cable services and programming.

Other revenues were $3.0 million, an increase of $0.5 million or 21.7%. Internet revenues increased $0.3 million or 15.3%. Additionally, in 2002, the Company enhanced its Travel Shenandoah network, which supports a joint service with the Virginia Department of

Transportation and Virginia Tech Transportation Institute. This program, now called 511Virginia.org, contributed $0.2 million to the increased revenues in 2002.

Operating Expenses

Total operating expense was $39.8 million, an increase of $9.7 million or 32.1%, compared to $30.1 million for the first six months of last year. The increase in PCS subscribers and expanded PCS network, and the operating expenses of the three PCS stores in the Central Pennsylvania market were the principal factors driving costs higher on a year to date comparison.

Costs of goods and services were $4.6 million an increase of $1.2 million or 37.0%, changing primarily due to the increase in handsets sold and costs related to the sales of PCS services. The Company added 12,679 PCS subscribers year-to-date 2002 compared to 8,931 PCS subscribers year-to-date 2001. This increase in net added subscribers impacted handset subsidies and other charges in cost of goods and services.

Network operating costs were $16.6 million, an increase of $3.0 million, or 22.0%. Additional network facilities made up $2.0 million of the network operating cost increase. Added traffic over the network, particularly in support of the expanded wireless services related to the PCS expansion into the Pennsylvania market, added sites, travel and switching costs all added to the increase in the network operating costs.

Depreciation expense was $7.1 million, an increase of $1.7 million or 32.3% compared to $5.4 million for the six months of 2001, as new assets, particularly in the PCS operation, have been added to the networks.

Selling, general and administrative costs were $11.5 million, an increase of $3.7 million or 47.5%. Selling expenses and customer support made up $2.1 million of the increase in selling, general and administrative expenses, due to the increase in customers and sales efforts. The Company opened three new PCS stores in the Harrisburg and York, Pennsylvania markets in the second quarter of 2001. Administrative costs increased $0.6 million, due to additional staff added to support the growing Company operations. Bad debt expense increased $1.0 million, primarily the result of the growing customer base in the PCS operation.

The Company's operating margin was 25.3% for year-to-date operations, compared to 22.9% for the same period last year. This change was primarily due to the impact of the increased revenues generated in the wireless category of the business, contributing more toward the fixed costs which have not increased as significantly compared to the first six months of 2001.

Losses on investments were $8.9 million year-to-date 2002, compared to a $1.4 million loss year-to-date 2001. In 2002, the majority of the loss was the result of the VeriSign impairment charge along with the $0.4 million loss on the sale of 50,000 shares of VeriSign stock in the first quarter of 2002. In 2001, the Company recorded charges against the operation to write-down several available-for-sale securities, which are no longer held by the Company.

Interest expense increased to $2.1 million, or 4.1%, a result of increased average borrowing levels compared to 2001.

Income before income taxes and minority interest was $2.7 million, a decrease of $3.3 million or 55.3%. Increased operating margin of $4.5 million was more than offset by the $7.5 million additional losses recorded in 2002 on external investments, in addition to a $0.2 million decline in non-operating income between year-to-date 2001 and year-to-date 2002.

The Company measures ongoing operations as net income excluding gains and losses on external investments unaffiliated with operations. This calculation eliminates the impact of external investment gains or losses. After taxes, net income from ongoing operations for the first six months of 2002 was $5.5 million, or a 63.4% increase compared to $3.4 million during the first six months of 2001. The $1.9 million change in ongoing operations reflects increased wireless revenues, and increased contribution to cover the fixed costs in the operation compared to the same period last year.

Income tax expense decreased $1.4 million, a reflection of nominal income in 2002 after recording the impairment charge on the external investment. The effective tax rate is now 39% compared to 38 % in 2001, to reflect the increased business activity in states with higher income tax rates.

Minority interest was $2.6 million, an increase of $0.6 million or 29.1%, due to the improved performance of the cellular operation, primarily the result of roamer revenue growth.

Net income was $42 thousand, a decrease of $2.4 million, due to improved operating results, more than offset by the impairment charge on the external investments.

INVESTMENTS IN NON-AFFILIATED COMPANIES

The Company participates in emerging technologies by investing in start-up companies. This includes indirect participation through capital venture funds such as South Atlantic Venture Fund III, South Atlantic Private Equity IV, Dolphin Communications Parallel Fund, Dolphin Communications Fund II and Burton Partnership. It also includes direct participation in start-up companies such as NTC Communications. For those investments that eventually go public, it is the intent of the Company to evaluate whether to hold or sell parts or all of each investment on an individual basis. As of June 30, 2002, the Company held shares in four companies that are publicly traded, with the following market values:
$1.9 million in Verisign, Inc. (VRSN) with 260,158 shares; and $0.1 million in Net IQ (NTIQ) with 3,744 shares held; $0.1 million in Deutsche Telekom, AG (DT) with 5,594 shares held; and, $31 thousand in Prudential Insurance Company ( PRU ) with 940 shares. Net unrealized losses on the securities available-for-sale decreased to a $33 thousand loss as of June 30, 2002, reflecting the volatile stock prices and the recognition of the other than temporary decline in the VeriSign stock.

Late in the first quarter of 2002, the Company invested an additional $0.8 million in NTC Communications, (NTC). Along with the investment, the Company gained a seat on the Board of Directors of NTC. As a result of the additional investment, effective April 1, 2002, the Company began accounting for the NTC investment as an equity method investment, and therefore the Company's portion of NTC's operating results are recorded in the statements of operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $16.0 million in cash from operations in first six months of 2002, compared to $5.9 million generated in same period of 2001. The $10.1 million change was primarily the result of approximately a $5.5 million improvement in operating results. Additionally, $2.6 million of the change was generated from the increase in payables with the remaining difference primarily made up of a $1.5 million change in materials and supplies.

The Company's investing activity was significantly above the first six months of last year, due in part to the non-cash transaction related to the like-kind exchange of assets in early 2001which escrowed cash for the purchase of new equipment. Net cash used for investing was $14.4 million for the six months of 2002, compared to $7.5 million used in same period of 2001. Capital spending was $14.8 million, an increase of $5.3 million or 55.1% compared to the first six months last year. The capital budget remains at approximately $30.3 million for the total 2002 year. As mentioned above, an additional investment of $0.8 million was made in NTC in the first quarter of 2002. The Company sold 50,000 shares of VeriSign stock in the first quarter of 2002. The Company also received cash on patronage distributions totaling $0.2 million from CoBank, its primary lender in first quarter of 2002.

The Company's financing activities include the payment of long-term debt, and the receipt of proceeds on revolving debt. As cash is generated from operations, it is anticipated there will be less need to borrow on the Company's debt facilities to finance capital projects and other investment items.

The Company's two principal sources of funds for financing expansion activities and operations are internally generated funds and loan arrangements, the latter, primarily with CoBank. The Company has a $35.0 million revolver loan agreement with CoBank, which matures on September 1, 2002. Outstanding draws on the $35.0 million facility as of June 30, 2002 were $6.9 million, which is reflected in the current liabilities section of the balance sheet. The rate on this short-term borrowing was 3.3%. The Company's outstanding long-term CoBank debt is $42.8 million, all of which is at fixed rates ranging from approximately 6% to 8%. The weighted average rate of the CoBank debt at June 30, 2002 was approximately 7.6%. The stated rate excludes patronage credits that are paid to CoBank borrowers after CoBank's year-end. During the first six months of 2002, the Company received patronage credits of approximately 60 basis points on its outstanding CoBank debt balance. In addition, a special one-time patronage distribution from CoBank was received, amounting to 20 basis points on the debt outstanding. The patronage credits have the effect of reducing the borrowing rate by the amount of the credit distributed. Repayment of the CoBank long-term debt facilities requires monthly payments on the debt through September 2013.

Additionally, the Company has total debt with RUS/RTB that totals $11.4 million at the end of June 2002, with maturities through 2019. The weighted average interest rate on the RUS/RTB debt is approximately 6.5%.

The Company's long-term debt facilities require the Company to maintain certain operating results and debt coverage ratios, including leverage, equity to total assets, and debt service coverage. A portion of the Company's debt pricing is tied to the Company's coverage covenant. The Company is in compliance with the debt covenant requirements.

As part of the cash management services provided by a local bank, the Company maintains an unsecured line of credit for $2.0 million to cover temporary variations in liquidity. The Company made numerous draws and payments on the line of credit with SunTrust Bank during the quarter and there was $1.1 million outstanding at June 30, 2002. The interest rate is variable and is currently at 2.5% as of June 30, 2002. The Company received an extension of the existing facility and expects to renew this facility in conjunction with the renewal of the CoBank revolver facility prior to its expiration on August 31, 2002.

At its option, the Company may also liquidate portions of the securities available-for-sale portfolio, to provide for its cash and capital needs. These securities in total had a market value of $2.0 million as of June 30, 2002, which included $1.9 million for the VeriSign stock which was subsequently liquidated on July 9, 2002.

Year-to-date capital spending was $14.8 million, compared to a total capital budget for the year of approximately $30.3 million. Major projects in the year-to-date spending include renovations of office and meeting space in Edinburg, Va., enhancements to the PCS network, and the final construction phase of a diverse fiber network route to Northern Virginia. Management expects cash flow from operations, current loan facilities and the new replacement facilities will provide the Company with adequate cash resources for the remainder of 2002.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate primarily to changes in interest rates and on instruments held for other than trading purposes. Our interest rate risk involves two components. The first component is outstanding debt with variable rates. As of June 30, 2002, the balance of the Company's variable rate debt is $8.1 million, consisting primarily of a $6.9 million traunch of the revolving note payable to CoBank, which matures September 1, 2002. The rate of this note is based upon the lender's cost of funds. The Company's remaining variable debt outstanding was $1.1 million on the $2.0 million line-of-credit with the Company's local bank. The Company's remaining debt has fixed rates through its maturity. A 10% decline in interest rates would increase the fair value of the fixed rate debt by approximately $1.7 million.

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

A third component of risk is market risk, which relates to the Company's available-for-sale securities. With the sale of the VeriSign stock subsequent to the quarter close, the remaining market risk of the available-for-sale securities have been reduced as the market value of each stock is below $0.1 million. The Company will monitor the value of all available-for-sale investments and determine the appropriate course of action for each of them. With the market uncertainty, readers are cautioned about the volatility of values of the Company's external investments.

Business risk is a more prevalent risk faced by the Company. The Company is heavily dependent on Sprint PCS for more significant portions of its total revenue than was true in the past. For the quarter ended June 30, 2002, $12.7 million or 46.2% of the $27.5 million of revenue was processed through Sprint PCS's accounting systems, while for the six months ended June 30, 2002, $23.3 million or 43.7% of the $53.3 million of total revenue were provided by the PCS operation through Sprint PCS's business systems. The Company relies on the accuracy and timeliness of Sprint PCS's systems, but there is the potential for erroneous data to be provided by Sprint PCS, which could have an impact on the Company's operations. The Company continues to work with Sprint PCS to monitor and develop processes that will minimize these risks.

In addition to the specific risks related to the relationship with Sprint PCS, the Company's general business risks include: customer churn rates in all business lines; customer credit quality, and ability to pay; financial conditions of customers and vendors; economic and regulatory changes; and, changes in pricing, technologies, competition and customer preferences. These risks also include the Company's vendors' ability to deliver necessary products and services to support its business operations. These and other applicable risks individually and collectively may impact the financial condition and operations of the Company.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings - None

ITEM 2.  Changes in Securities and Use of Proceeds - None

ITEM 3.  Defaults Upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders - None

ITEM 5.  Other Information - None

ITEM 6.  Exhibits and Reports on Form 8-K:

         July 11, 2002 - Other Event

                         Sale of VeriSign Stock

         July 16, 2002   Other Event

                         News Release of Second Quarter Results for 2002

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

                        SHENANDOAH TELECOMMUNICATIONS COMPANY
                        (Registrant)

August 9, 2002  /s/ CHRISTOPHER E. FRENCH
                    Christopher E. French
                    President


August 9, 2002  /s/ LAURENCE F. PAXTON
                    Laurence F. Paxton
                    Vice President - Finance