Form 10-Q
period 2002-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2002-11-12
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Three and Nine Months Ended September 30, 2002

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

               YES |X|          NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

          Class                                  Outstanding at October 31, 2002
--------------------------                       -------------------------------
Common Stock, No Par Value                            Shares  3,774,668

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARY COMPANIES

                                      INDEX

PART I. FINANCIAL INFORMATION                                       Page Numbers

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets
               September 30, 2002 and December 31, 2001                    3-4

           Condensed Consolidated Statements of Operations for the
               Three and Nine Months Ended September 30, 2002 and 2001      5

           Condensed Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 2002 and 2001                6

           Condensed Consolidated Statements of
               Shareholders' Equity and Comprehensive Income
               for the Nine Months Ended September 30, 2002 and the
               Twelve Months Ended December 31, 2001                        7

           Notes To Unaudited Condensed Consolidated
               Financial Statements                                        8-12

Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations               12-24

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      24-25

Item 4.    Controls and Procedures                                         25

PART II.   Other Information

Items 1-5.                                                                 25

Item 6.    Exhibits and Reports on Form 8-K                                25

Signatures                                                                 26

Certificate of Chief Executive Officer                                 Exhibit A

Certificate of Chief Financial Officer                                 Exhibit B

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)
Assets

                                                 September 30,     December 31,
                                                     2002             2001
                                                 -------------     ------------
Current Assets
  Cash and cash equivalents                        $  2,450         $  2,173
  Accounts receivable, net                           10,925            8,498
  Income tax receivable                                  --            1,205
  Materials and supplies                              1,840            2,999
  Prepaid expenses and other                          1,666            1,159
                                                   --------         --------
Total current assets                                 16,881           16,034

Securities and investments
  Available-for-sale securities                         127           12,025
  Other investments                                   7,441            6,438
                                                   --------         --------
Total securities and investments                      7,568           18,463

Property, plant and equipment, net                  135,449          128,104

Other Assets
  Cost in excess of net assets of business
   acquired                                           3,313            3,313
  Deferred charges and other assets, net                915              883
                                                   --------         --------
Total other assets                                    4,228            4,196
                                                   --------         --------

Total Assets                                       $164,126         $166,797
                                                   ========         ========

                                   (continued)

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)
(Unaudited)
Liabilities, Minority Interests and Shareholders' Equity

                                                  September 30,    December 31,
                                                       2002            2001
                                                  -------------    ------------
Current Liabilities
  Current maturities of long-term debt              $   4,428       $  4,387
  Notes payable                                         4,661          6,200
  Accounts payable                                      4,522          5,394
  Advance billings and deposits                         2,991          2,889
  Income taxes payable                                    926             --
  Other current liabilities                             3,098          2,771
                                                    ---------       --------
Total current liabilities                              20,626         21,641

Long-term debt, less current maturities                48,724         52,049

Other Liabilities
  Deferred income taxes                                13,167         14,402
  Pension & other                                       2,793          2,265
                                                    ---------       --------
Total other liabilities                                15,960         16,667

Minority interests                                      1,790          1,838

Shareholders' Equity
  Common stock                                          5,166          4,950
  Retained earnings                                    71,876         69,610
  Accumulated other comprehensive
     income (loss)                                        (16)            42
                                                    ---------       --------
Total shareholders' equity                             77,026         74,602

                                                    ---------       --------
Total Liabilities, Minority Interests and
Shareholders' Equity                                $ 164,126       $166,797
                                                    =========       ========

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

                                                Three months ended       Nine months ended
                                                   September 30,           September 30,
                                                 2002        2001         2002       2001
                                               ---------------------- ---------------------
Operating Revenues
  Wireless                                     $ 21,003    $ 16,319    $ 57,009    $ 39,545
  Wireline                                        7,117       6,927      21,428      20,337
  Other revenues                                  1,718       1,299       4,734       3,777
                                               ---------------------- ---------------------
  Total revenues                                 29,838      24,545      83,171      63,659

Operating Expenses
  Cost of goods and services                      2,725       1,964       7,346       5,336
  Network operating costs                         8,892       8,270      25,446      21,839
  Depreciation and amortization                   3,907       3,117      11,040       8,509
  Selling, general and administrative             7,588       4,825      19,107      12,633
                                               ---------------------- ---------------------
Total operating expense                          23,112      18,176      62,939      48,317
                                               ---------------------- ---------------------
Operating income                                  6,726       6,369      20,232      15,342

Other Income (expense):
    Non-operating income (expense), net             (47)         12         141         431
    Gain (loss) on investments, net                (680)       (644)     (9,594)     (2,042)
    Interest expense                             (1,057)     (1,035)     (3,177)     (3,072)
                                               ---------------------- ---------------------
Income before income taxes and minority           4,942       4,702       7,602      10,659
    Interest
Income tax expense                               (1,418)     (1,322)     (1,457)     (2,797)

Minority interest                                (1,300)     (1,286)     (3,879)     (3,283)
                                               ---------------------- ---------------------
Net income                                     $  2,224    $  2,094    $  2,266    $  4,579
                                               ====================== =====================

Net earnings per share, basic                  $   0.59    $   0.56    $   0.60    $   1.22
                                               ====================== =====================

Net earnings per share, diluted                $   0.58    $   0.55    $   0.60    $   1.21
                                               ====================== =====================

Weighted average shares outstanding, basic        3,769       3,761       3,768       3,760
                                               ====================== =====================

Weighted average shares outstanding, diluted      3,802       3,778       3,794       3,774
                                               ====================== =====================

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                         Nine months ended September 30,
                                                            2002                 2001
                                                          ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $  2,266            $  4,579
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                             11,035               8,222
   Amortization                                                  5                 287
   Deferred tax expense (benefit)                           (1,198)              2,288
   Loss on investments                                       9,034               1,205
   Equity in loss of investees and patronage, net              108                 500
   Loss on disposal of equipment                               324                 146
   Minority interest of partnership                          3,879               3,283
   Other                                                       614                 162
  Changes in current assets and liabilities:
   (Increase) decrease in:
      Accounts receivable                                   (2,427)             (2,422)
      Materials and supplies                                 1,159                (410)
   Increase (decrease) in:
      Accounts payable                                       1,361              (1,345)
      Other prepaids, deferrals and accruals                  (179)             (2,934)
                                                          ----------------------------
Net cash provided by operating activities                   25,981              13,561

Cash Flows from Investing Activities
  Purchases of property, plant & equipment                 (18,772)            (15,009)
  Purchases of other investments                            (1,420)             (1,054)
  Proceeds from sale of available-for-sale securities        3,067               1,104
  Proceeds from sale and disposal of assets                     68               1,133
                                                          ----------------------------
Net cash used in investing activities                      (17,057)            (13,826)

Cash Flows from Financing Activities
  Proceeds from long-term debt                                  --               5,099
  Repayment of revolving debt facilities                    (1,539)                 --
  Payments on long-term debt                                (3,285)             (1,812)
  Distributions to minority interest partners               (3,927)             (3,112)
  Proceeds from issuance of common stock upon
    exercise of stock options                                  104                  63
                                                          ----------------------------
Net cash provided by (used in) financing activities         (8,647)                238
                                                          ----------------------------
Net increase (decrease) in cash and cash equivalents           277                 (27)

Cash and Cash Equivalents
  Beginning                                                  2,173               3,133
                                                          ----------------------------
  Ending                                                  $  2,450            $  3,106
                                                          ============================
Cash paid for:
         Interest                                         $  3,258            $  3,171
         Income taxes (net of refunds)                    $    477            $    231

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

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

                                                                                  Accumulated
                                                                                     Other
                                                          Common      Retained   Comprehensive
                                                 Shares    Stock      Earnings   Income (Loss)     Total
                                                 --------------------------------------------------------
Balance, December 31, 2000                       3,759     $4,817     $ 55,873      $ 5,645      $ 66,335
  Comprehensive income:
   Net income                                       --         --       16,372           --        16,372
   Change in unrealized gain
      on securities available-for-sale
      net of tax benefit of $3,482                  --         --           --       (5,603)       (5,603)

                                                                                                 --------
  Total comprehensive income                                                                       10,769
  Dividends declared ($0.70 per share)              --         --       (2,635)          --        (2,635)
  Common stock issued through the
      exercise of incentive stock options            6        133           --           --           133
                                                 --------------------------------------------------------

Balance, December 31, 2001                       3,765     $4,950     $ 69,610      $    42      $ 74,602

  Comprehensive income:
   Net income                                       --         --        2,266                      2,266
   Change in unrealized loss
      on securities available-for-sale
      net of tax benefit of $20                     --         --                       (52)          (52)
   Reclassification of net recognized
      loss on securities available-for-sale
      net of tax benefit of $2                      --         --                        (6)           (6)
                                                                                                 --------
  Total comprehensive income                                                                        2,208
  Common stock issued through the
      exercise of incentive stock options
      and stock grant                                7        216                                     216

                                                 --------------------------------------------------------
Balance, September 30, 2002                      3,772     $5,166     $ 71,876      $   (16)     $ 77,026
                                                 ========================================================

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The interim condensed consolidated financial statements of Shenandoah Telecommunications Company and Subsidiaries (the Company) for the three and nine months ended September 30, 2002 and September 30, 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the interim results have been reflected therein. All such adjustments were of a normal and recurring nature. The balances at December 31, 2001 are derived from the Company's audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report to Shareholders, which is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

4. The Company has identified ten reporting segments based on the products and services each provide. Each segment is managed and evaluated separately because of diverse technologies and marketing strategies. A summary of unaudited external operating revenues, internal operating revenues, EBITDA and net income of each segment is as follows. The Company defines EBITDA as net income increased by the provision for income taxes, depreciation, amortization of long-lived assets, and interest expense, and decreased by interest income. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity.

In thousands                                  For the three months ended
(unaudited)                                        September 30, 2002
                                  External    Internal                      Net
                                  Revenues    Revenues     EBITDA      Income (Loss)
                                  -------------------------------------------------
Holding                           $    --     $    --      $   484          $  (260)
Telephone                           5,588         707        3,669            1,560
Cable TV                            1,080           1          451               71
ShenTel                             1,706          85          406              159
Leasing                                 5          --            4                2
ShenTel Communications                  7          --          (11)              (5)
Mobile                              5,813         449        3,296            1,828
PCS                                15,190         (38)       1,154           (1,301)
Long Distance                         281         149          161               98
Network                               168          26          159               72
                                  -------------------------------------------------
Combined totals                    29,838       1,379        9,773            2,224
Inter-segment eliminations             --      (1,379)      (1,169)              --
                                  -------------------------------------------------
Consolidated totals               $29,838     $    --      $ 8,604          $ 2,224
                                  =================================================

In thousands                                    For the three months ended
(unaudited)                                         September 30, 2001
                                  External        Internal                      Net
                                  Revenues        Revenues        EBITDA    Income (Loss)
                                  ------------------------------------------------------
Holding                           $     --         $    --         $  449        $  (323)
Telephone                            5,439             634          3,887          1,670
Cable TV                               941               1            262           (115)
ShenTel                              1,293              76             50            (89)
Leasing                                  6              --              3              2
ShenTel Communications                  --              --             --             --
Mobile                               6,068             259          3,061          1,727
PCS                                 10,251               5            540         (1,003)
Long Distance                          295             154            147             91
Network                                252              25            250            134
                                  ------------------------------------------------------
Combined totals                     24,545           1,154          8,649        $ 2,094
Inter-segment eliminations                          (1,154)        (1,080)            --
                                  ------------------------------------------------------
Consolidated totals               $ 24,545              --         $7,569        $ 2,094
                                  ======================================================

In thousands                                    For the nine months ended
(unaudited)                                         September 30, 2002
                                  External        Internal                      Net
                                  Revenues        Revenues        EBITDA    Income (Loss)
                                  ------------------------------------------------------
Holding                           $     --         $    --        $(6,205)       $(5,492)
Telephone                           16,724           2,179         11,541          5,033
Cable TV                             3,241               2          1,405            267
ShenTel                              4,708             259            728            173
Leasing                                 16              --             10              6
ShenTel Communications                  10              --            (32)           (18)
Mobile                              17,476           1,224          9,877          5,484
PCS                                 39,533             (17)         2,764         (3,791)
Long Distance                          824             456            487            297
Network                                639              83            621            307
                                  ------------------------------------------------------
Combined totals                     83,171           4,186         21,196          2,266
Inter-segment eliminations              --          (4,186)        (3,258)            --
                                  ------------------------------------------------------
Consolidated totals               $ 83,171         $    --        $17,938        $ 2,266
                                  ======================================================

In thousands                                    For the nine months ended
(unaudited)                                         September 30, 2001
                                  External        Internal                     Net
                                  Revenues        Revenues       EBITDA    Income (Loss)
                                  ------------------------------------------------------
Holding                           $     --         $    --        $   341       $   (979)
Telephone                           15,982           1,800         12,491          5,179
Cable TV                             2,811               2            953           (239)
ShenTel                              3,758             252            448            (86)
Leasing                                 19              --              8              5
ShenTel Communications                  --              --             --             --
Mobile                              16,184             533          7,751          4,257
PCS                                 23,361               9         (1,047)        (4,136)
Long Distance                          833             385            300            186
Network                                711              83            708            392
                                  ------------------------------------------------------
Combined totals                   $ 63,659           3,064        $21,953       $  4,579
Inter-segment eliminations              --          (3,064)        (2,995)            --
                                  ------------------------------------------------------
Consolidated totals               $ 63,659         $    --        $18,958       $  4,579
                                  ======================================================

The Company's assets by segment as of September 30, 2002, December 31, 2001, and September 30, 2001 are as follows:

                                  September 30,       December 31,      September 30,
                                      2002                2001               2001
In thousands                      (unaudited)                            (unaudited)
                                  ---------------------------------------------------
Holding                           $ 111,193            $ 110,347            $ 107,015
Telephone                            58,226               55,942               56,709
Cable TV                             10,312               11,466               11,743
ShenTel                               4,735                5,359                5,194
Leasing                                 183                  254                  254
ShenTel Communications                   80                  100                   --
Mobile                               16,186               15,273               18,214
PCS                                  61,880               61,530               49,398
Long Distance                           213                   22                  201
Network                               1,039                1,005                  978
                                  ---------------------------------------------------
Combined totals                   $ 264,047            $ 261,298            $ 249,706
Inter-segment eliminations          (99,921)             (94,501)             (87,314)
                                  ---------------------------------------------------
Consolidated totals               $ 164,126            $ 166,797            $ 162,392
                                  ===================================================

5. Comprehensive income includes net income along with net unrealized gains and losses on the Company's available-for-sale investments. A summary of the unaudited results follow:

In thousands                      For the three months ended      For the nine months ended
                                         September 30,                   September 30,
                                    2002              2001           2002              2001
                                  ----------------------------------------------------------
Net income                        $ 2,224            $2,094        $ 2,266            $4,579
Net unrealized gain (loss)            (25)            1,775            (58)            4,163
                                  ----------------------------------------------------------
Comprehensive income              $ 2,199            $3,869        $ 2,208            $8,742
                                  ==========================================================

6. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

7. During first quarter of 2002, the Company sold 50,000 shares of VeriSign, Inc. (VeriSign) an available-for-sale security, for proceeds of approximately $1.5 million or an average of $30.16 per share. The Company recognized a net loss before taxes of approximately $0.4 million on this sale. During the second quarter of 2002, the market value of VeriSign declined significantly. This decline, along with the market outlook for the trading range of the stock, required the Company to record an other-than-temporary write-down of the VeriSign stock to the market value at June 28, 2002 of $7.19 per share. The non-cash impairment charge recorded in the first half of 2002 totaled $8.0 million before taxes. The Company's investment in VeriSign is the result of investments in predecessor companies of Illuminet Holdings, Inc. (Illuminet), which was acquired by VeriSign in December 2001. As required by generally accepted accounting principles, the Company recognized a non-cash pre-tax gain on the exchange of the Illuminet shares in 2001, and as of December 31, 2001 had a carrying value of $38.04 per share on the VeriSign stock, compared to $7.19 per share at June 30, 2002. In July 2002, the Company sold its remaining 260,158 shares of VeriSign stock for net proceeds of $1.3 million. With this sale the Company recorded a $0.6 million pre-tax loss in the third quarter 2002 results.

8. In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires discontinuation of amortization of goodwill and intangible assets that have indefinite useful lives and also requires annual tests of impairments of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The Company adopted SFAS No. 142 beginning January 1, 2002, thus eliminating $0.1 million of amortization expense in the cable television subsidiary in each subsequent quarter. The first phase of the impairment test is complete, and the operating unit that has the goodwill recorded remains profitable. The Company does not anticipate a change in this operation and therefore there are no other anticipated material impacts on the Company's financial statements as a result of the adoption of this statement.

The following table presents the adjusted results of the Company's net income and earnings per share to reflect the impact as if the adoption of SFAS No. 142 occurred January 1, 2001.

                                                              For the three months            For the nine months
(unaudited)                                                   ended September 30,              ended September 30,
In thousands, except per share data                           2002            2001            2002            2001
---------------------------------------------------------------------------------------------------------------------
Net income                                                  $   2,224       $   2,094       $   2,266       $   4,579

Add back goodwill amortization expense, net of taxes               --              59              --             175
                                                            ---------------------------------------------------------
Adjusted net income                                         $   2,224       $   2,153       $   2,266       $   4,754
                                                            =========================================================
Earnings per share basic                                    $    0.59       $    0.56       $    0.60       $    1.22
                                                            =========================================================
Earnings per share diluted                                  $    0.58       $    0.55       $    0.60       $    1.21
                                                            =========================================================
Adjusted basic earnings per share                           $    0.59       $    0.57       $    0.60       $    1.26
                                                            =========================================================
Adjusted diluted earnings per share                         $    0.58       $    0.57       $    0.60       $    1.26
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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination and costs associated with a disposal activity covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact, if any, of adopting this standard.

9. On November 1, 2002 the Company entered into a new one-year revolving credit agreement with CoBank totaling $20 million. The facility expires on November 1, 2003 and is available for general corporate purposes, with rates and financial covenants similar to the current facility. This facility replaces the $35 million revolving credit facility, with the availability reduced due to decreased needs for capital spending, as capital spending for the PCS network declined with the completion of the initial build-out requirements. Additionally, the Company renewed and expanded its revolving line of credit with SunTrust Bank. The new SunTrust revolving line of credit is a $2.5 million facility that expires on May 31, 2003 (which is one year after the previous revolving credit line matured), and will be available for short-term variations in the Company's treasury management activities. The rate and terms of both of these facilities are similar to the previous facilities that are being replaced. As of September 30, 2002, the outstanding balance on the CoBank revolving credit facility was $4.4 million, and $0.3 million on the SunTrust facility.

10. Subsequent to the close of the quarter, the Company declared a $0.74 per share dividend payable on December 2, 2002 to shareholders of record on November 15, 2002.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report on Form 10Q that are not purely historical are forward looking statements within the meaning of Section 27 A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, changes in the interest rate environment, management's business strategy, national, regional and local market conditions, and state and federal legislative and regulatory changes. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. The Company takes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances.

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

The Company reports revenues in three categories, wireless, wireline and other revenues. These revenue classifications are defined as follows: Wireless revenues are made up of Shenandoah Personal Communications Company (PCS), and Mobile Company, which includes the revenues of the cellular operation and tower revenues. The wireline revenues include the following subsidiary revenues in the financial results: Telephone Company, Network Company, Cable Television Company, and the Long Distance Company. Other revenues are comprised of the revenues of ShenTel Service Company, the Leasing Company, ShenTel Communications, and the Holding Company.

SELECTED OPERATING STATISTICS

The following table shows selected operating statistics of the Company for the previous five quarters. This information is unaudited, and is a supplement to the financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
SELECTED OPERATING STATISTICS
(Unaudited)

                                                   Three Month Period Ended
                                    Sep. 30,   Jun. 30,    Mar. 31,    Dec. 31,   Sep. 30,
                                      2002       2002        2002        2001       2001
                                    ------------------------------------------------------
Telephone Access Lines              24,933      24,859      24,751      24,704      24,583
CATV Subscribers                     8,707       8,729       8,740       8,770       8,834
Internet Subscribers                18,559      18,300      18,083      17,423      16,923
Digital PCS Subscribers             62,434      59,962      56,624      47,318      37,880
Analog Cellular Subscribers          7,352       8,683       9,246       9,440       9,526
Paging Subscribers                   3,002       3,071       3,136       3,190       4,160
Long Distance Subscribers            9,338       9,316       9,341       9,159       9,047
DSL Subscribers                        537         434         341         288         234
Fiber Route Miles                      543         543         524         485         482
Total Fiber Miles                   28,243      28,243      26,804      23,893      23,854
Long Distance Calls (000)            5,712       5,949       5,431       5,561       5,712
Switched Access Minutes (000)       46,525      42,816      38,398      33,067      31,873

CDMA Base Stations (sites)             231         220         207         184         150
Cellular Base Stations                  20          20          20          20          20
Towers Owned (over 100 foot)            80          80          78          70          64

PCS Market POPS (000)                2,048       2,048       2,048       2,048       2,048
PCS Covered POPS (000)               1,555       1,512       1,455       1,395       1,100
Cellular Market POPS (000)             170         170         170         170         170

PCS ARPU (ex. Travel) (1)           $53.58      $49.93      $50.49      $49.71      $51.28
PCS Travel rev. per sub. (1)        $31.90      $26.56      $21.91      $35.01      $49.73
PCS Ave. Mgmt. Fee per sub. (1)     $ 4.29      $ 3.99      $ 4.04      $ 3.98      $ 4.10
PCS Ave. monthly churn %              3.42%       2.75%       2.20%       2.53%       2.13%
PCS CPGA Ave. (1)                  $344.77     $281.79     $235.40     $228.22     $244.57
PCS CCPU Ave. (1)                   $53.93      $48.26      $46.45      $54.50      $68.12

      (1) Values reflect definition changes since prior filing.

POPS - is the estimated population of people in a geographic service area.

ARPU - Average Revenue Per User - before travel, roaming revenue, and management fee, net of adjustments, divided by average subscribers.

PCS Travel rev. per sub. - including roamer revenue divided by average subscribers.

PCS Ave. mgmt. fee per sub. - 8 % of collected revenue paid to Sprint excluding travel.

PCS Ave. monthly churn - average of 3 monthly calculations of deactivations (excluding returns less than 30 days) divided by average subscribers in the period.

CPGA - Cost Per Gross Add - including selling costs, product costs, and advertising costs.

CCPU - Cash Cost Per User - including network, customer care and other costs.

RECENT DEVELOPMENTS

The Company's largest source of revenues is derived from its wireless operations. For the three months ended September 30, 2002, wireless revenue was 70.4% of total revenue, wireline revenue contributed 23.9% of total revenue, and other revenue was 5.7% of total revenue. These results compare to 66.5% for wireless, 28.2% for wireline and 5.3% for other, for the comparable three months of 2001.

The Company's strategy in the last several years has been to expand its services and the geographic areas served. This strategy has been implemented primarily through enhancing the PCS network, using CDMA technology, under the national brand of Sprint. The Company's efforts to market its services in the expanded PCS network area contributed to new subscribers purchasing phones and services which continued to produce higher revenues during the first nine months of 2002. In late-December 2001, the Company turned up the PCS network in the Altoona, Pennsylvania market, which completed the initial network build-out requirements. The Company had 231 PCS CDMA base stations in service at September 30, 2002, compared to 184 base stations that were in service December 31, 2001 and 150 base stations in service September 30, 2001. This increase in base stations during the current year is primarily the result of enhancing network coverage and expanding coverage along several highly traveled secondary roads in the Company's market areas. The Company continues to focus on enhancing service and improving operating results in the PCS operation.

With the growth in our PCS business, we are increasingly dependent on Sprint to provide us with accurate and timely information, as well as dependent on Sprint to make marketing, network, and other business decisions that will not have an unfavorable impact on our operations. The Company is dependent on Sprint for the reporting of a significant portion of PCS revenues, particularly travel and service revenue, as well as many expenses, and metrics such as customer counts and third party sales. For the three months ended September 30, 2002, the Company is relying on Sprint to provide accurate and timely information on approximately $14.7 million or 49.5% of total revenue compared to $9.8 million or 39.9% for the same period of 2001. The Company and Sprint are continuing to develop and adopt new controls and improve processes to review, test, and validate information being reported to the Company. The Company continually monitors and tracks the data provided by Sprint to identify potential unexpected trends in the information. Areas of risk include, but are not limited to:

      Sprint may make nationally-based business decisions that increase our expenses and/or decrease our revenues, and/or negatively impact customer quality, making it more difficult to attain profitability in our PCS service area.

      Sprint may be unable to maintain high quality back office services and systems, thereby impacting the Company's reported results. Revenues and/or expenses may be misstated and therefore the Company's financial statements could be subject to out of period adjustments.

      Sprint may be unable to maintain high quality customer care and billing services, possibly leading to customer dissatisfaction and a loss of revenues.

The Company has and continues to work with Sprint to identify and mitigate the risks associated with the Sprint Network Partner program.

In accordance with Sprint requirements, the Company turned up its PCS third generation (3G 1x) wireless technology during August 2002, enabling additional voice capacity and increased data speeds. The network upgrade, comprised of software changes, channel card upgrades, and some new network elements for packet data, is backwards compatible with the existing 2G network, thereby allowing the Company to provide 3G 1x service without base station or customer handset replacement. These enhancements cost approximately $3.0 million, with all of the items installed in the first nine months of 2002 being reflected in the property, plant and equipment section of the balance sheet.

As previously reported, a further reduction in the Sprint travel rate took effect January 1, 2002. The current rate is $0.10 per minute for payable and receivable minutes. In addition, the long distance travel rate, charged or received for long distance messages associated with travel, was adjusted from $0.06 to $0.0203 per minute effective January 1, 2002. The Company is in a net travel receivable position for the current quarter by $1.6 million, and $3.8 million for year-to-date 2002, compared to $2.0 million for third quarter last year, and $2.3 million year-to-date 2001. Subsequent to the quarter, Sprint informed the Company the travel rate would be $0.058 per minute effective January 1, 2003. There is no guarantee that the net travel position will remain in the Company's favor, as it may change due to factors beyond the Company's control, including but not limited to: travel trends, geographic population shifts, weather, and other factors.

Tempering the impact of wireless revenue growth was the impact of the PCS Clear Pay program; designed to attract credit challenged customers to the PCS service. During the first part of 2002, Clear Pay was available as a no-deposit offering, leading to strong customer additions. However, as the payment history of these customers materialized, it became clear there was a low probability of being paid for the service. The Clear Pay no-deposit offering was suspended in mid-April, when a $125 deposit was implemented. The Clear Pay no-deposit program generated three significant impacts on the Company. The first of these impacts is customer counts. Gross additions were 32,360 in the nine months ended September 30, 2002, an increase of 46.5% compared to 22,083 for the same period in 2001. Disconnects also changed dramatically, increasing by 11,227 or 187% to 17,244 in the nine months ended September 30, 2002, compared to 6,017 for the same period in 2001. The second impact was in cost of goods sold for the PCS operation, which, due principally to the expense for handsets for additional customers, increased by $1.8 million or 48.0% to $5.6 million in the nine months ended September 30, 2002, as compared to the same period in 2001. The third area significantly impacted is bad debt expense. Generally, the Clear Pay no-deposit customers added prior to mid-April were deactivated in the second quarter, then their unpaid account balances were written off in the third quarter. Bad debt expense in the PCS operation was $1.5 million in the third quarter of 2002 compared to $0.5 million in the third quarter of 2001. Bad debt expense in the PCS operation was $2.6 million for the nine months ended September 30, 2002 compared to $0.8 million for the nine months ended September 30, 2001.

The Company also recognized $0.5 million in bad debt expense in the Telephone subsidiary through the nine months ended September 30, 2002, compared to $16,000 for the nine months ended September 30, 2001. This is principally associated with the financial difficulties, and in some situations bankruptcy proceedings, for interexchange carriers served by the Company.

The Company has a minimal number of customers on DSL service in a nearby Virginia community, outside of the Telephone subsidiary's regulated service area. This service is offered by the Company's CLEC subsidiary, ShenTel Communications Company, and as presently structured does not require significant capital or operating resources. This service utilizes line-sharing arrangements with the incumbent local exchange carrier. The Company is currently monitoring regulatory proceedings that may require a change to line-sharing arrangements, including the possibility of dissolution of line-sharing as an option. Due to the limited number of customers involved, any change in line-sharing arrangements would have minimal impact on the Company's operations and financial results.

In early May, and twice since that time, the Company received short-term extensions on its existing revolving lines of credit from CoBank and SunTrust Bank. The extensions were granted at the Company's request, while the Company considered changes in the facility amounts. These lines of credit were renewed in early November. Terms and conditions of the CoBank facility are similar to the previous $35.0 million revolving credit facility, but has been reduced to $20.0 million, due to anticipated lower expenditures for capital projects. The SunTrust Bank unsecured line of credit amount was increased from $2.0 million to $2.5 million to accommodate the growing needs of the Company's treasury management activities.

In July 2002, the Company liquidated its remaining holdings of VeriSign, Inc. The Company sold all 260,158 shares of the VeriSign stock, for $1.3 million. The Company recognized a loss of $0.6 million before taxes on the sale in the third quarter of 2002. Beginning in 1981, when the Company first invested in VeriSign's predecessor companies, the Company invested $0.9 million in cash. Including the sale in early July 2002, the Company realized proceeds of $8.1 million before taxes from all sales of its stock in VeriSign and its predecessor companies.

RESULTS OF OPERATIONS THIRD QUARTER 2002 VS THIRD QUARTER 2001

General

Total revenue for the third quarter was $29.8 million, an increase of $5.3 million or 21.6%, compared to $24.5 million the same period last year. Total revenues include wireless revenue of $21.0 million, an increase of $4.7 million or 28.7%; wireline revenues of $7.1 million, an increase of $0.2 million or 2.7%; and other revenues of $1.7 million, an increase of $0.4 million or 32.3%. Net income increased $0.1 million or 6.2%, to $2.2 million compared to $2.1 million net income for the third quarter of 2001. Net income per diluted share was $0.58, compared to a $0.55 per share for the third quarter last year.

Revenues

Within wireless revenues, the PCS operation added 24,554 PCS subscribers since September 30, 2001, which contributed to a $4.2 million or 90.4% increase in subscriber revenue compared to third quarter of 2001. As of September 30, 2002, the Company's base of PCS subscribers was 62,434. The Company's average revenue per user (ARPU) increased 4.5% to $53.58 compared to the third quarter 2001, and increased 7.1% from the June 2002 quarter of $49.93. Combined PCS travel and roamer revenue were $5.9 million, an increase of $0.8 million or 14.9%. Roaming revenue was the primary source of the $0.8 million increase in the travel and roaming revenues. The increase in travel and roamer revenue growth is primarily attributed to increased use of the Company's expanded network and to a new roaming agreement with a major wireless carrier. The Company has 231 base stations deployed at September 30, 2002 compared to 150 base stations that were deployed at September 30, 2001. The travel revenue rate declined from $0.20 per minute in first quarter of 2001, to $0.15 in May 2001 through September 2001, to $0.10 per minute as of January 1, 2002. Additionally, the inter-market long-distance rate has declined from $0.06 per minute for all of 2001, to less than $0.02 for portions of 2002. Further material declines in travel rates or long-distance rates are not anticipated for the remainder of 2002. Subsequent to the close of the quarter, Sprint announced the travel rate would be $0.058 per minute in 2003.

Cellular revenue was $5.2 million, a decrease of $0.3 million or 5.1% compared to the third quarter of 2001. Roamer revenues, generated from other providers' customers using our network, remained the same at $4.5 million for the third quarters of 2002 and 2001, a marked contrast to the significant increases experienced in recent years. Roamer revenue is expected to decline in the future in the cellular operation, due to increased competition from other providers and reduced roaming rates. Cellular local service revenue declined $0.2 million, or 27.1%, due to a decline of 1,331 cellular subscribers or 15.3% to 7,352 subscribers at the end of September 2002, compared to 9,526 cellular subscribers at the end of September 2001. Due to competition from digital carriers, the subscriber count in the analog cellular operation is anticipated to continue to decline.

Tower lease revenue was the primary contributor to the remaining $0.1 million increase in wireless revenues over third quarter 2001 results.

Wireline revenues were $7.1 million, an increase of $0.2 million or 2.7%. Access revenue in the telephone business increased $0.4 million, impacted by increased use of the Company's network by other telecommunications providers. Access revenue increased primarily due to increased traffic from wireless carriers using the Company's wireline network. Recent petitions before the FCC requested inter-carrier compensation arrangements between wireless providers be evaluated, thereby placing the source of the Company's access revenue increase at risk. Lease revenue for the Company's fiber network facilities decreased $0.3 million compared to the same period last year due to competitive pricing pressure on fiber facility lease rates and the financial difficulties of some of the network customers. The Company expects rates to continue to decline in the near-term, but cannot predict the overall impact on revenues due to additional fiber facilities now being constructed, overall industry capacity levels, and the current downturn in the overall telecommunications market. The Cable Television business contributed the other $0.2 million to the increase in wireline revenues. A rate adjustment implemented December 1, 2001 increased basic cable service rates and promoted increased adoption of premium services, but the impact has been somewhat offset by a nominal decline in cable television subscriptions, primarily due to program offerings not meeting specific market niche expectations.

Other revenues were $1.7 million, an increase of $0.4 million or 32.3%. Internet revenues increased $0.1 million or 15.9%. Internet subscribers increased 1,636 or 9.7%, compared to September 30, 2001 subscribers. The total subscriber base for the Company's Internet service was 18,559 as of September 30, 2002.

Operating Expenses

Total operating expense was $23.1 million, an increase of $4.9 million or 27.2%, compared to $18.2 million for third quarter last year. The increases in PCS subscribers and in operating costs from the expanded PCS network were the principal factors driving costs higher.

Costs of goods and services were $2.7 million, an increase of $0.8 million or 38.8%, changing primarily due to the increased number of PCS handsets sold as discussed above, somewhat offset by a decline in cellular equipment sales. These costs include expenses paid to third parties for the activation of services, handset subsidies, and residuals on recurring service revenues in the PCS operation. The PCS operation CPGA (cost per gross add) increased 41% or $100 per gross subscriber added, compared to the third quarter 2001. The principal reason for this change is an increase in the rate that existing subscribers are upgrading their handsets for new models, thereby increasing cost of goods without a corresponding increase in customer additions. Advertising costs, associated with the introduction of 3G 1x services, also contributed to the increased in CPGA, as compared to the third quarter 2001. The CCPU (cash cost per user) was $53.93 compared to $68.12 for the third quarter of 2001. The decrease is mainly attributable to lower fixed operating costs on a per user basis. However, CCPU has increased compared to more recent quarters, due to the significant rise in bad debt expense associate with the Clear Pay no-deposit program. This accounted for approximately $5 of the CCPU increase from the June 2002 quarter to the September 2002 quarter. In the near future the Company anticipates reclassifying handset upgrades from CPGA to CCPU, a practice recently adopted by others in the industry.

Network operating costs were $8.9 million, an increase of $0.6 million, or 7.5%. PCS travel and associated long distance expense, despite rate decreases, increased $0.4 million due to the larger customer base as well as a 12.4% increase in average subscriber usage. Tower and land rentals increased $0.3 million or 44.3%, principally due to the expanded PCS network. Network line cost increases of $0.3 million in the PCS operation were offset by a decrease of $0.3 million in network line costs of the cellular operation. A reduction in provisioning expense offset the remaining network operating costs by $0.1 million.

Depreciation expense was $3.9 million, an increase of $0.8 million or 25.4% compared to $3.1 million for the third quarter of 2001, as new assets, particularly in the PCS operation, have been added to the networks. Gross plant in service increased to $193.0 million at September 30, 2002 compared to $169.0 million at September 30, 2001.

Selling, general and administrative costs were $7.6 million, an increase of $2.8 million or 57.3%. Bad debt increased $1.3 million to $1.8 million for a 234% increase over the third quarter 2001 bad debt expense, principally due to the PCS Clear Pay no-deposit program and the wireline interexchange carrier situations discussed above, and to a lesser degree financial difficulties of some companies leasing Company tower facilities. The $125 deposit for Clear Pay customers implemented in early second quarter 2002 is intended to minimize PCS bad debt expense as a percentage of revenues on a going forward basis. However, with the increasing size of the PCS customer base, and the potential for future financial difficulties of interexchange and wireless carriers using our facilities, there can be no assurance that bad debt expense will not continue to increase. Customer support increased $0.6 million or 64.0% to $1.5 million, due principally to the increase in PCS customers. Sales and marketing expenses increased $0.4 million or 21.0% compared to third quarter 2001, due to increased sales efforts and the addition of sales personnel, primarily in the PCS operation. Administrative costs increased $0.5 million, due to additional staff added to support the growing Company operations.

The Company's operating income increased by $0.4 million or 5.6% to $6.7 million compared to the same period last year. But the operating margin decreased to 22.5% for the quarter ended September 30, 2002, compared to 25.9% for the same period last year. This change was principally due to the significant increase in bad debt expense in the third quarter.

Losses on investments increased to $0.7 million, due primarily to the impact of the sale of the VeriSign stock during early July 2002. The Company holds several other available-for-sale stocks, none of which currently have significant value in relation to total assets.

Interest expense increased to $1.1 million, or 2.1%, a result of increased average borrowing levels compared to third quarter 2001. Total debt was $57.8 million at September 30, 2002, compared to $62.6 million at December 31, 2001 and $58.8 million at September 30, 2001.

Income before income taxes and minority interest was $4.9 million, an increase of $0.2 million from third quarter of 2001, primarily the result of improved operating results.

The Company measures ongoing operations as net income excluding gains and losses on external investments unaffiliated with operations. After taxes, net income from ongoing operations for the third quarter was $2.6 million, a 5.9% increase compared to $2.5 million during the third quarter of 2001. The $0.1 million change in ongoing operations reflects increased wireless revenues, offset by a significant increase in bad debt expense recorded in the third quarter of 2002.

Income tax expense was $1.4 million, a $0.1 million change due to increased earnings, compared to the same period last year. The effective tax rate is 39% compared to 38% for 2001.

Minority interest was $1.3 million, for both quarters, due to the consistent financial performance of the cellular operation.

Net income for the quarter was $2.2 million, compared to a $2.1 million net income for the third quarter of 2001. The Company's operating margin improved $0.4 million, but was somewhat offset by the loss on the sale of the VeriSign stock and the increase in the effective tax rate compared to the third quarter of 2001.

RESULTS OF OPERATIONS YEAR-TO-DATE 2002 VS YEAR-TO-DATE 2001

General

Total revenue for the nine months of 2002 was $83.2 million, an increase of $19.5 million, or 30.7% compared to $63.7 million the same period last year. Total revenues include wireless revenue of $57.0 million, an increase of $17.5 million or 44.2%; wireline revenues of $21.4 million, an increase of $1.1 million, or 5.4%; and other revenues of $4.7 million, an increase of $0.9 million or 25.3%. Net income decreased $2.3 million or 50.5% to $2.3 million, compared to $4.6 million for the nine months of 2001. Net income per diluted share was $0.60 per share, compared to $1.21 per share for the same period last year. The losses from the sale and impairment charge on the VeriSign stock, recognized primarily in the second quarter of 2002, were principally responsible for this change in the nine-month results, somewhat offset by a $4.9 million increase in operating margin.

Revenues

Within wireless revenues, the PCS operation contributed a $12.3 million or 104% increase in subscriber revenue compared to the nine months of 2001. The PCS operation had net additions of 24,554 PCS subscribers since September 30, 2001. Combined PCS travel and roamer revenue were $14.0 million, an increase of $3.4 million, or 32.6% compared to the nine months of 2001. Travel and roamer revenue growth is primarily attributed to network expansion along with the increase in total wireless subscribers using the Company's network. The travel revenue rate declined from $0.20 per minute as of January 1, 2001, to $0.15 as of May 1, 2001, to $0.12 as of October 1, 2001, and to $0.10 per minute as of January 1, 2002. Additionally, the inter-market long-distance rate has declined from $0.06 per minute for all of 2001, to $0.0203 for 2002. Further declines in travel rates or long-distance rates are not anticipated for the remainder of 2002. Subsequent to the quarter close, Sprint announced travel rates of $0.058 per minute for 2003.

Cellular revenue was $15.7 million, an increase of $1.0 million or 7.0%. Roamer revenues, generated from other providers' customers using our network, increased $1.7 million or 14.6% compared to the same period in 2001, with the majority of the increase occurring in the first six months of 2002. Cellular roaming revenue was somewhat offset by a decline in local service revenue of $0.6 million, or 20.9%, due to the decline of cellular subscribers. Other wireless services are increasingly available in the cellular market coverage area. Total cellular local subscriber counts have declined to 7,352 compared to 9,526 at September 30, 2001.

Increases in handset sales, tower lease revenue and other wireless revenues contributed to the additional $0.8 million increase in revenues over the year-to-date 2001 results.

Wireline revenues were $21.4 million, an increase of $1.1 million or 5.4%. Access revenue in the telephone business increased $1.0 million. Lease revenue for the Company's fiber network facilities declined $0.4 million on a year-to-date basis, as lease prices are changed to meet price competition and the financial conditions of some of the network customers. Cable television contributed the other $0.4 million to the increase in wireline revenues, largely due to the increase in basic cable service rates that became effective December 1, 2001, and a shift of some subscribers to the higher priced digital cable services and programming.

Other revenues were $4.7 million, an increase of $1.0 million or 25.3%. Internet revenues increased $0.4 million or 15.5%. Additionally, in 2002, the Company enhanced its Travel Shenandoah network, which supports a joint service with the Virginia Department of Transportation and the Virginia Tech Transportation Institute. This program, now called 511Virginia.org, contributed $0.4 million to the increased revenues in 2002. Sales, installation and service of telecommunications equipment contributed the most significant portion of the remaining $0.2 million increase in other revenues compared to 2001 nine month results.

Operating Expenses

Total operating expense was $62.9 million, an increase of $14.6 million or 30.3%, compared to $48.3 million for the nine months of 2001. The increase in PCS subscribers and expanded PCS network, bad debt expense, and the operating expenses of the three PCS stores in the Central Pennsylvania market were the principal factors driving costs higher on a period-to-period comparison.

Costs of goods and services were $7.3 million, an increase of $2.0 million or 37.7%, primarily due to the increase in handsets sold for PCS services. The Company's gross PCS subscribers added were 32,482 for year-to-date 2002 compared to 22,083 gross PCS subscribers added year-to-date in 2001.

Network operating costs were $25.4 million, an increase of $3.6 million, or 16.5%. Additional network costs are primarily comprised of $1.6 million in line cost increases and of $0.9 million in increased rent expense for new wireless sites. Maintenance costs for expanding facilities and equipment contributed $0.5 million of the remaining increase. Travel expense, generated by the Company's PCS subscribers using the Sprint Nationwide Network outside of the Company's area, also increased $0.5 million compared to nine months of 2001 results. The remaining change of $0.1 million is spread among miscellaneous network operating costs.

Depreciation expense was $11.0 million, an increase of $2.5 million or 29.7% compared to $8.5 million for the nine months of 2001, as new assets, particularly in the PCS operation, have been added to the network.

Selling, general and administrative costs were $19.1 million, an increase of $6.5 million or 51.2%. Selling expenses and customer support made up $3.2 million of the increase, due principally to the increase in PCS customers and PCS sales efforts. The Company opened three new PCS stores in the Harrisburg and York, Pennsylvania markets in the second quarter of 2001. Administrative costs and other costs increased $1.0 million, due to additional staff added to support the growing Company operations. Bad debt expense increased $2.3 million, primarily the result of the PCS Clear Pay no-deposit program and financial difficulties of interexchange customers, as discussed above.

The Company's operating income was $20.2 million, an increase of $4.9 million or 31.9%. The operating margin was 24.3% for year-to-date operations, compared to 24.1% for the same period last year. While increased revenues generated in the wireless category of the business contributed more toward fixed costs as compared to the nine months of 2001, the marked increase in bad debt expense limited the overall improvement.

Losses on investments were $9.6 million year-to-date 2002, compared to a $2.0 million loss year-to-date 2001. In 2002, the majority of the loss was the result of the VeriSign impairment charge and the $1.1 million loss on the sale of the VeriSign stock, which occurred by early July 2002. In 2001, the Company recorded charges to write-down several available-for-sale securities that are no longer held by the Company.

Interest expense increased to $3.2 million, a change of $0.1 million or 3.4%, a result of increased average borrowing levels compared to 2001.

Income before income taxes and minority interest was $7.6 million, a decrease of $3.1 million or 28.7%. The increased operating margin of $4.9 million was more than offset by the $7.6 million additional external investment losses recorded in 2002. There was also a $0.3 million decline in non-operating income between year-to-date 2001 and year-to-date 2002.

The Company measures ongoing operations as net income excluding gains and losses on external investments unaffiliated with operations. After taxes, net income from ongoing operations for the nine months of 2002 was $8.1 million, or a 38.9% increase compared to $5.8 million during the nine months of 2001. The $2.3 million change in ongoing operations reflects increased wireless revenues and decreased growth in fixed costs, somewhat offset by the elevated bad debt expenses discussed previously, as compared to the same period for 2001.

Income tax expense decreased $1.3 million, a reflection of lower income before taxes in 2002 after recording the impairment charge on the external investment. The effective tax rate is now 39% compared to 38 % in 2001, to reflect the increased business activity in states with higher income tax rates.

Minority interest was $3.9 million, an increase of $0.6 million or 18.2%, due to the improved performance of the cellular operation, primarily the result of roamer revenue growth in the first half of the year.

Net income was $2.3 million, a decrease of $2.3 million or 50.5%, due to the losses on external investments more than offsetting the improved operating results.

INVESTMENTS IN NON-AFFILIATED COMPANIES

The Company participates in emerging technologies by investing in start-up companies. This includes indirect participation through capital venture funds such as South Atlantic Venture Fund III, South Atlantic Private Equity IV, Dolphin Communications Parallel Fund, Dolphin Communications Fund II and Burton Partnership. It also includes direct participation in start-up companies such as NTC Communications. NTC provides telephone, cable television, and Internet access to multiple-tenant buildings in close proximity to colleges and universities. For those investments that eventually go public, it is the intent of the Company to evaluate whether to hold or sell parts or all of each investment on an individual basis. As of September 30, 2002, the Company held shares in three companies that are publicly traded, with the following market values: $54 thousand in Net IQ (NTIQ) with 3,744 shares held; $46 thousand in Deutsche Telekom, AG (DT) with 5,594 shares held; and, $27 thousand in Prudential Insurance Company ( PRU) with 940 shares. Net unrealized losses on the securities available-for-sale increased to a $58 thousand loss as of September 30, 2002, reflecting the continuation of the volatile stock prices over the past few months. An additional investment of $0.8 million was made in NTC in first quarter 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $26.0 million in cash from operations in the nine months of 2002, compared to $13.6 million generated in same period of 2001. The $12.4 million change was primarily the result of approximately a $5.4 million improvement in operating results. Additionally, $2.7 million of the change was generated from the increase in payables and a $2.8 million decrease in other prepaids, deferrals and accruals, with the remaining difference primarily made up of a $1.5 million reduction in materials and supplies.

The Company's investing activities were greater than the nine months of 2001, due to the impact of the non-cash transaction related to the like-kind exchange of assets in early 2001. That transaction escrowed cash of $4.9 million for the purchase of new equipment. Net cash used for investing was $17.1 million for the nine months of 2002, compared to $13.8 million used in same period of 2001. Capital spending was $18.8 million, an increase of $3.8 million or 25.1% compared to $15.0 million for the same period last year. The capital budget remains at approximately $30.3 million for the total 2002 year. As mentioned above, an additional investment of $0.8 million was made in NTC in the first quarter of 2002. The Company sold its remaining shares of VeriSign stock in 2002, which generated $2.8 million of cash, an increase of $1.8 million from last year. The Company also received cash from patronage distributions totaling $0.2 million from CoBank, its primary lender in 2002.

The Company's financing activities include the payment of long-term debt principal, currently at about $1.0 million per quarter, and the receipt or return of revolving debt proceeds. With the completion of the initial PCS network build-out, it is anticipated there will be less need to borrow on the Company's debt facilities to finance capital projects, subject to economic, competitive and regulatory changes.

The Company's two principal sources of funds for financing expansion activities and operations are internally generated funds and loan arrangements, the latter primarily with CoBank. The Company has recently renewed but reduced its revolving loan agreement with CoBank to $20.0 million, maturing November 1, 2003. The outstanding balance on this facility as of September 30, 2002 was $4.4 million, which is reflected in the current liabilities section of the balance sheet. The variable rate on this short-term borrowing was 3.3% at September 30, 2002. The Company's outstanding long-term CoBank debt is $41.9 million, at fixed rates ranging from approximately 6% to 8%. The weighted average rate of the CoBank fixed-rate debt at September 30, 2002 was approximately 7.6%. The stated rate excludes patronage credits that are paid to CoBank borrowers after CoBank's year-end. Earlier this year, the Company received patronage credits of approximately 60 basis points on its outstanding CoBank debt balance. In addition, a special one-time patronage distribution from CoBank was received in the first quarter of 2002, amounting to 20 basis points on the debt outstanding. The patronage credits have the effect of reducing the borrowing rate by the amount of the credit distributed. Repayment of the CoBank long-term debt facilities requires monthly payments on the debt through September 2013.

Additionally, the Company has debt with RUS/RTB that totaled $11.2 million at the end of September 2002, with maturities through 2019. The weighted average interest rate on the RUS/RTB debt is approximately 6.5%.

The Company's long-term debt facilities require the Company to maintain certain financial ratios, including leverage, equity to total assets, and debt service coverage. A portion of the Company's debt pricing is tied to the Company's coverage covenant. The Company is in compliance with the debt covenant requirements as of September 30, 2002, and is therefore provided with the most favorable pricing allowed under the facility.

As part of the cash management services provided by SunTrust Bank, the Company maintains an unsecured line of credit to cover temporary variations in liquidity. The Company made numerous draws and payments on the line of credit during the quarter, and there was $0.3 million outstanding at September 30, 2002. The interest rate is variable and is currently at 2.5% as of September 30, 2002. The Company recently renewed and expanded this facility to $2.5 million to allow for greater flexibility under its cash management system. The terms and financial covenants are similar to the previous facility, with maturity on May 31, 2003, which is one year from the original renewal date of the $2 million facility it replaced.

At its option, the Company may also liquidate portions of the securities available-for-sale portfolio, to provide for its cash and capital needs. These securities in total had a market value of $127 thousand as of September 30, 2002.

Year-to-date capital spending was $18.8 million, compared to a total capital budget for the year of approximately $30.3 million. Major projects in the year-to-date spending include renovations of office and meeting space in Edinburg, Va., enhancements to the PCS network, and the final construction phase of a diverse fiber network route to Northern Virginia. Capital spending in the PCS subsidiary has slowed recently since the Company has met the contractual requirements of the agreement with Sprint. Management expects cash flow from operations and the renewed debt facilities will provide the Company with adequate cash resources for the remainder of 2002.

Subsequent to the close of the third quarter, the Board of Directors declared a cash dividend of $0.74 per share, payable on December 2, 2002 to shareholders of record on November 15, 2002. This is a $0.04 per share increase or 5.7% increase over the $0.70 per share dividend paid in 2001. The total payout to shareholders will be approximately $2.8 million, with the cash for the dividend coming from operating cash flows or the revolving loan facilities.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate primarily to changes in business risk, interest rates, and changes in securities available-for-sale. Business risk is the most prevalent risk faced by the Company. The Company is heavily dependent on Sprint for more significant portions of its total revenue, as well as its expenses, than in past periods. For the quarter ended September 30, 2002, $14.7 million or 49.5% of the $29.8 million of revenue was processed through Sprint. For the nine months ended September 30, 2002, $38.0 million or 45.7% of the $83.2 million of total revenue was provided to the PCS operation by Sprint. The Company relies on the accuracy and timeliness of Sprint's processes and systems; accordingly erroneous or untimely data provided by Sprint could have a material impact on the Company's operations. The Company continues to work with Sprint to monitor and develop processes that will minimize these risks.

The interest rate risk involves two components. The first component is outstanding debt with variable rates. As of September 30, 2002, the balance of the Company's variable rate debt is $4.7 million, consisting primarily of a $4.4 million balance of the revolving line of credit with CoBank. The rate of this borrowing, based upon the lender's cost of funds, was approximately 3.3% as of September 30, 2002. The Company's remaining variable debt outstanding was $0.3 million on the line-of-credit with SunTrust Bank, with an interest rate of approximately 2.5%. The Company's remaining debt has fixed rates through its maturity. A 10% decline in interest rates would increase the fair value of the fixed rate debt by approximately $1.7 million.

A second component of interest rate risk is temporary excess cash, primarily invested in overnight investments. As the Company continues to expand its operations, temporary excess cash is expected to be minimal. Available cash will be used to repay existing and anticipated new debt obligations, maintain and upgrade capital equipment, pay ongoing operating expenses, make additional investments in unaffiliated operations, and potentially pay dividends to the Company's shareholders. Management does not view market risk as having a significant impact on the Company's results of operations, although adverse results could be generated if interest rates were to escalate markedly.

Market risk as it relates to the Company's available-for-sale securities has decreased as compared to recent years. With the liquidation of the VeriSign stock, the market risk of the available-for-sale securities have been reduced as the market value of each investment is below

$0.1 million. The Company will monitor the value of all available-for-sale investments and determine the appropriate course of action for each. Readers are cautioned about the volatility of values of the Company's external investments, which are typically early development companies.

In addition to the specific risks described above, the Company's general business risks include: customer churn rates in all business lines; customer credit quality; financial conditions of wholesale customers and vendors; economic, legislative and regulatory changes; and, changes in pricing, technologies, competition and customer preferences. These risks also include the ability of the Company's vendors' to deliver necessary products and services to support its business operations. These and other applicable risks individually and collectively may impact the financial condition, and the results of operations of the Company.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's President and Chief Executive Officer and Vice President-Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Since the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings - None

ITEM 2. Changes in Securities and Use of Proceeds - None

ITEM 3. Defaults Upon Senior Securities - None

ITEM 4. Submission of Matters to a Vote of Security Holders - None

ITEM 5. Other Information - None

ITEM 6. Exhibits and Reports on Form 8-K:

        October 23, 2002     Other Event

                             News Release of Declaration of Dividend and
                             Third Quarter Results for 2002

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

                                           SHENANDOAH TELECOMMUNICATIONS COMPANY
                                           (Registrant)


November 12, 2002                          /s/ CHRISTOPHER E. FRENCH
                                           Christopher E. French
                                           President and
                                           Chief Executive Officer


November 12, 2002                          /s/ LAURENCE F. PAXTON
                                           Laurence F. Paxton
                                           Vice President - Finance and
                                           Chief Financial Officer

                                                                       EXHIBIT A

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, Christopher E. French, President and Chief executive Officer of Shenandoah Telecommunications Company certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Shenandoah Telecommunications Company;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                              /S/ CHRISTOPHER E. FRENCH
                                                     -------------------------
                                                     Christopher E. French
                                                     President and
                                                     Chief Executive Officer

                                                                       EXHIBIT B

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, Laurence F. Paxton, Vice President-Finance and Chief Financial Officer of Shenandoah Telecommunications Company certify that:

      4. I have reviewed this quarterly report on Form 10-Q of Shenandoah Telecommunications Company;

      5. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      6. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            b) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                              /S/ LAURENCE F. PAXTON
                                                     ---------------------------
                                                     Laurence F. Paxton
                                                     Vice President-Finance and
                                                     Chief Financial Officer