Form 10-K
period 2002-12-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2003-03-31
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2002
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

                    124 South Main Street, Edinburg, VA 22824
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registration is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X|

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002. $175,553,414. (In determining this figure, the registrant has assumed that all of its officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.) The value of the Company's stock has been determined based upon the closing price of such stock on the NASDAQ National Market on March 14, 2003. The Company's stock is traded on the NASDAQ National Market, under the symbol "SHEN."

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                     OUTSTANDING AT MARCH 14, 2003
Common Stock, No Par Value                                    3,785,913

                       Documents Incorporated by Reference
               2002 Annual Report to Security Holders Parts II, IV
                 Proxy Statement, Dated March 21, 2003, Part III
                              EXHIBIT INDEX PAGE 23

                      SHENANDOAH TELECOMMUNICATIONS COMPANY

Item                                                                       Page
Number                                                                    Number

                                     PART I

1.             Business                                                     3-17
2.             Properties                                                  17-18
3.             Legal Proceedings                                              18
4.             Submission of Matters to a Vote of Security Holders            18

                                     PART II

5.             Market for the Registrant's Common Stock and
               Related Stockholder Matters                                    18
6.             Selected Financial Data                                     18-19
7.             Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  19
7.A.           Quantitative and Qualitative Disclosures about Market Risk     19
8.             Financial Statements and Supplementary Data                    20
9.             Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                         20

                                    PART III

10.            Directors and Executive Officers of the Registrant             21
11.            Executive Compensation                                         21
12.            Security Ownership of Certain Beneficial Owners
               and Management                                              21-22
13.            Certain Relationships and Related Transactions                 22
14.            Controls and Procedures                                     22-23

                                     PART IV

15.            Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                         23-35

                                     PART I

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

ITEM 1. BUSINESS

      Shenandoah Telecommunications Company is a diversified telecommunications holding company providing both regulated and unregulated telecommunications services through its nine wholly-owned subsidiaries. The Company's business strategy is to provide integrated, full service telecommunications products and services in the Northern Shenandoah Valley and surrounding areas. This geographic area includes the four-state region from Harrisonburg, Virginia to the Harrisburg and Altoona, Pennsylvania markets, and on a limited basis into Northern Virginia. Our fiber network is a state-of-the-art electronic backbone utilized for many of our services with the main lines of this network following the Interstate-81 corridor and the Interstate-66 corridor in the north western part of Virginia. Secondary routes providing redundant capacity are built over differing routes to provide alternate routing in the event of an outage. The Company is certified to offer competitive local exchange services in portions of Virginia that are outside of the present telephone service area. The Company has 268 employees and operates ten reporting segments based on the products and services provided by the holding company and the operating subsidiaries. There are minimal seasonal variations in the Company's operations, with the exception of the traditional retail seasonality in the retail sale of wireless handsets and services in the November and December months.

      The Company provides personal communications service (PCS) and is licensed to use the Sprint brand name in the territory from Harrisonburg, Virginia to Harrisburg, York and Altoona, Pennsylvania. The Company operates its PCS network under the Sprint radio spectrum license. The Company also holds paging and other radio telecommunications licenses.

      In November 2002, the Company entered into an agreement to sell its 66% general partner interest in the Virginia 10 RSA Limited Partnership (cellular operation) to Verizon Wireless for $37.0 million. The partnership interest was owned by our Mobile company subsidiary. The closing of the sale took place at the close of business on February 28, 2003. The total proceeds received were $38.7 million, including $5.0 million held in escrow, and a $1.7 million adjustment for estimated working capital at the time of closing. There will be a post closing adjustment based on the actual working capital balance as of the closing date. The

      $5.0 million escrow was established for any contingencies and indemnification issues that may arise during the two-year post-closing period. The Company's net after tax gain on the total transaction will be approximately $22 million, which will be recognized in the first quarter of 2003. As set forth in the Company's financial statements appearing in the Company's 2002 Annual Report, the operating results of the partnership are reflected in discontinued operations for all periods presented.

      Shenandoah Telecommunications Company

      The Holding Company invests in both affiliated and non-affiliated companies. The Company's largest investments in non-affiliated companies are CoBank, The Burton Partnership (QP), LP (Burton), Dolphin Communications Parallel Fund, LP (Dolphin), Dolphin Communications Fund II, LP (Dolphin II), South Atlantic Venture Fund III (SAVF III), South Atlantic Private Equity IV LP (SAPE IV), and NTC Communications, L.L.C.,
      (NTC). CoBank is the Company's primary lender, and therefore the Company is required to own some of CoBank's stock. The growth of this investment is the result of distributions declared by CoBank, which will be received by the Company in the future. Burton invests in a combination of small capitalization public companies and privately owned emerging growth companies. Dolphin, Dolphin II, SAVF III, and SAPE IV are venture capital funds that invest in startup companies, a large number of which are telecommunications firms. NTC is a limited liability company that provides bundled telecommunication services primarily to multi-unit housing properties near college and university campuses.

      Shenandoah Telephone Company

      This subsidiary provides both regulated and non-regulated telephone services to approximately 24,900 customers, primarily in Shenandoah County and small service areas in Rockingham, Frederick, and Warren counties in Virginia. This subsidiary provides access for inter-exchange carriers to the local exchange network. In addition, this subsidiary offers facility leases of fiber optic capacity in surrounding counties, and into Herndon, Virginia. The telephone subsidiary has a 20 percent ownership in ValleyNet, which is a partnership offering fiber network facility capacity in western, central, and northern Virginia, as well as the Interstate 81 corridor from Johnson City, Tennessee to Carlisle, Pennsylvania.

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

      ShenTel Service Company (ShenTel)

      ShenTel Service Company sells and services telecommunications equipment and provides Internet access to customers in the Northern Shenandoah Valley and surrounding areas. The Internet service has approximately 18,700 customers. This subsidiary offers broadband Internet access via ADSL technology.

      Shenandoah Valley Leasing Company

      This subsidiary finances purchases of telecommunications equipment to customers of the other subsidiaries, particularly ShenTel Service Company.

      Shenandoah Mobile Company

      Shenandoah Mobile Company provides paging service throughout the Virginia portion of the Northern Shenandoah Valley. Additionally, this subsidiary provides tower service in the PCS service territory mentioned below. Shenandoah Mobile Company was the managing partner and 66% owner of the Virginia 10 RSA Limited Partnership, and provided cellular service in the Northern Shenandoah Valley of Virginia. The cellular service was marketed under the Shenandoah Cellular name through retail stores in Winchester and Front Royal, Virginia, and had approximately 6,500 customers. On November 21, 2002, the Company along with Shenandoah Mobile Company, entered into an agreement to sell its 66% general partnership interest in the Virginia 10 partnership. The closing of the sale took place at the close of business on February 28, 2003. In the Company's 2002 Annual Report, the operating results of the partnership are reflected in discontinued operations for all periods presented.

      Shenandoah Long Distance Company

      This subsidiary principally offers long distance service for calls placed to locations outside the regulated telephone service area. This operation purchases switching and billing and collection services from the telephone subsidiary. This subsidiary has approximately 9,300 customers at December 31, 2002.

      Shenandoah Network Company

      This subsidiary operates the Maryland and West Virginia portions of our fiber optic network in the Interstate-81 corridor. In conjunction with the telephone subsidiary, Shenandoah Network Company is associated with the ValleyNet fiber network.

      ShenTel Communications Company

      This subsidiary began offering DSL service to a target market in early 2002, outside the Company's regulated service area. The Company is operating this subsidiary as a Competitive Local Exchange Carrier (CLEC). With the recent rulings by the Federal Communications Commission (FCC) the long-term viability of this subsidiary is questionable, as the ability to lease unbundled facilities from the local provider may be prohibited. Currently there are minimal subscribers receiving service from this company.

      Shenandoah Personal Communications Company

      This subsidiary began offering personal communications services (PCS) through a digital wireless telephone and data service in 1995. The service was originally offered from Chambersburg, Pennsylvania to Harrisonburg, Virginia under an agreement with American Personal Communications (APC), using the GSM air interface technology. During the fourth quarter of 1999 our PCS subsidiary executed a management agreement with Sprint, finished constructing and activating a CDMA network where our GSM network existed, and converted our PCS customer base from GSM to CDMA service. The agreement expanded our existing PCS territory from an area serving a population of 679,000 to one of 2,048,000. The additional areas are in the Altoona, Harrisburg and York-Hanover Basic Trading Areas of Pennsylvania. During 2000 we completed the initial network build-out of the Harrisburg/York market in Pennsylvania, placing 74 sites into service in February 2001. This portion of the network includes Harrisburg, York, Hanover, Gettysburg, and Carlisle, Pennsylvania. In December 2001, the Altoona, Pennsylvania market was activated bringing the total covered population served to approximately 1,600,000. Additionally, the network covers 233 miles of Interstates 81 and 83, and provides coverage on a 126-mile section of the Pennsylvania Turnpike between Pittsburgh and Philadelphia. There were approximately 67,800 PCS customers at December 31, 2002.

      Additional detail on the operating segments is referenced in Note 14 of the Company's Consolidated Financial Statements in the 2002 Annual Report to security holders.

      The registrant does not engage in operations in foreign countries.

      Working capital practices and competitive conditions are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Annual Report.

      The Company has no research and development expenses.

      RISK FACTORS

      Our business and our prospects are subject to many risks. The following items are representative of the risks, uncertainties and assumptions that could affect our business, our future performance, our liquidity and the outcome of the forward-looking statements we make. In addition, our business, our future performance, our liquidity and forward-looking statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, including the global economy and other future events, including those described below and elsewhere in this annual report on Form 10-K.

      Risks Related to Our PCS Business

      Our PCS business is the largest of our operating subsidiaries in terms of revenues and assets.

      The Company faces many risks associated with this substantial business. The Company relies on Sprint's ongoing operations as the basis for its ability to continue to offer its PCS subscribers seamless national services that are currently provided. Given the magnitude of the relationship, any interruption in Sprint's business could adversely impact the Company's results of operations, liquidity and financial condition.

      Our revenues may be less than we anticipate, which could materially adversely affect our liquidity, financial condition and results of operations.

      Revenue growth is primarily dependent on the size of our subscriber base, average monthly revenues per user and travel and roaming revenue. During the year ended December 31, 2002, we experienced slower net subscriber growth rates than planned. This was due to increased churn, declining rates of wireless subscriber growth in general, the re-establishment of deposits for most sub-prime credit subscribers from late April on through the remainder of the year, the overall economic slowdown, and increased competition. Other carriers also have reported slower subscriber growth rates compared to prior periods. We have seen a continuation of competitive pressures in the wireless telecommunications market causing some major carriers to offer plans with increasingly larger bundles of minutes of use at lower prices which may compete with the Sprint wireless calling plans we support. Increased price competition may lead to lower average monthly revenues per user than we anticipate. In addition, the lower reciprocal roaming rate that Sprint instituted for 2003 will reduce our travel revenue, while the Company's travel expense may not follow the same trend, depending on our subscribers' travel usage outside our network area. If our revenues are less than we anticipate, it could impact our liquidity, financial condition and results of operation.

      Our operating costs may be higher than we anticipate which could materially adversely affect our liquidity, financial condition and results of operations.

      Increased competition may lead to higher promotional costs, losses on sales of handsets and other costs to acquire subscribers. Further, as described below under "Risks Related to Our Relationship With Sprint," a substantial portion of costs of service and roaming are attributable to fees and charges we pay to Sprint for billing and collections, customer care and other back-office support. Our ability to manage costs charged by Sprint is limited. If these costs are more than we anticipate, the actual amount of funds to implement our strategy and business plan may exceed our estimates, which could have a material adverse affect on our liquidity, financial condition and results of operations.

      The dynamic nature of the wireless market may limit management's ability to quickly discern causes of volatility in key operating metrics.

      Our business plan and estimated future operating results are based on estimates of key operating metrics, including subscriber growth, subscriber churn, average monthly revenue per subscriber, losses on sales of handsets and other subscriber acquisitions costs and other operating costs. The dynamic nature of the wireless market, the current economic slowdown, increased competition in the wireless telecommunications industry, new service offerings of increasingly larger bundles of minutes of use at lower prices by some major carriers, and other issues facing the wireless telecommunications industry in general have created a level of uncertainty that may adversely affect our ability to predict these key operating metrics.

      We may continue to experience a high rate of subscriber turnover, which could adversely affect our financial performance in the future.

      The wireless personal communications services industry in general, and Sprint and its PCS affiliates in particular, have experienced a higher rate of subscriber turnover, commonly known as churn, as compared to the cellular industry averages. This churn rate has been driven higher over the past year due to the no deposit account spending limit (NDASL) and Clear Pay programs and the removal of deposit requirements as described elsewhere in this report. Our business plan assumes that churn will decline and stabilize over the course of 2003, under existing operating conditions. Due to significant competition in our industry and general economic conditions, among other things, this decline may not occur and our future rate of subscriber turnover may be higher than our historical rate. Factors that may contribute to higher churn include:

            o inability or unwillingness of subscribers to pay, which results in involuntary deactivations;

            o subscriber mix and credit class, particularly sub-prime credit subscribers;

            o competition of products, services and pricing of other providers;

            o network performance and coverage relative to our competitors in our service area;

            o     customer service;

            o     increased prices; and,

            o any future changes by Sprint and/or the Company in the products and services we offer, especially as it relates to sub-prime credit customers.

      A high rate of subscriber turnover could adversely affect our competitive position, liquidity, financial position, results of operations and our costs of, or losses incurred in, obtaining new subscribers, especially because we subsidize some of the costs of initial purchases of handsets by subscribers.

      Our allowance for doubtful accounts is an estimate and may not be sufficient to cover uncollectible accounts.

      On an ongoing basis, we estimate the amount of subscriber receivables that we will not collect based on historical results and review of the aggregate customer aging for each period. Our business plan assumes that bad debt as a percentage of service revenues will decline during 2003. Our allowance for doubtful accounts may underestimate actual unpaid receivables for various reasons, including:

            o     our churn rate may exceed our estimates;

            o bad debt as a percentage of service revenues may not decline as we assume in our business plan;

            o     adverse changes in the economy; or,

            o unanticipated changes in Sprint's wireless products and services.

      If our allowance for doubtful accounts is insufficient to cover losses on our receivables, it could adversely affect our liquidity, financial condition and results of operations.

      Travel revenue could be less than anticipated, which could adversely affect our liquidity, financial condition and results of operations.

      The Company has been notified by Sprint that the travel rate has been reduced from $0.10 per minute to $0.058 per minute for 2003. The amount of travel revenue we receive also depends on the minutes of use of our network by subscribers of Sprint and its PCS Affiliates. If actual usage is less than we anticipate, our travel revenue would be less and our liquidity, financial condition and results of operations could be adversely affected.

      The Company may incur significantly higher wireless handset subsidy costs than we anticipate for existing subscribers who upgrade to a new handset.

      As the Company's subscriber base matures, and technological innovations occur, more existing subscribers will begin to upgrade to new wireless handsets. The Company subsidizes a portion of the price of wireless handsets and incurs sales commissions, even for handset upgrades. If more subscribers upgrade to new wireless handsets than the Company projects, its results of operations would be adversely affected.

      If we lose the right to install our equipment on certain wireless towers or are unable to renew expiring leases, our financial condition and results of operations could be adversely impacted.

      Many of our cell sites are co-located on leased tower facilities shared with one or more wireless providers. A few tower companies own a large portion of these leased tower sites. If economic conditions affect the leasing company, the Company's lease may be impacted and the ability to remain on the tower could be jeopardized, which could leave areas of the Company's service area without service, and therefore our financial condition and results of operations could be materially and adversely affected.

      Risks Related to the Telecommunications Industry

      With the enactment of the Telecommunications act in 1996, competition in all segments of the business is a potential risk to the Company.

      As new technologies are developed and deployed by competitors through the Company's service area, there is the potential that subscribers will elect other providers' offerings, based on price, capabilities and personal preferences. If significant numbers of the Company's subscribers elect to move to other competing providers, it could prevent the Company from operating profitably.

      Competition is intense in the wireless communications industry. Competition has caused, and we anticipate that competition will continue to cause, the market prices for two-way wireless products and services to decline in the future. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry as a whole, and the wireless industry specifically.

      Our dependence on Sprint to develop competitive products and services in the PCS segment may limit our ability to keep pace with competitors on the introduction of new products, services and equipment.

      Most of our competitors are larger than us, possess greater resources and have more extensive coverage areas, and may also market other services too. There has been a recent trend in the industry towards consolidation of wireless service providers through joint ventures, reorganizations and acquisitions. We expect this consolidation to lead to larger competitors over time. We may be unable to compete successfully with larger companies that have substantially greater resources or that offer more services to larger geographic area than we do.

      Market saturation could limit or decrease our rate of new subscriber additions, particularly in the wireless operation.

      Intense competition in the wireless communications industry could cause prices for wireless products and services to continue to decline. If prices drop, then our rate of net subscriber additions will take on greater significance to our financial condition and results of operations. However, if the wireless penetration rates in our markets increase over time, our rate of adding net subscribers could decrease. If this decrease were to happen, it could adversely affect our liquidity, financial condition and results of operations.

      Alternative technologies, changes in the regulatory environment and current uncertainties in the wireless market may reduce demand for existing telecommunication services in the future.

      The telecommunications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades in existing analog wireless systems, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances and industry changes could cause the technology used on our networks to become obsolete. The Company and it vendors may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost.

      If the Company and other companies that support the Company's operations are unable to keep pace with these technological changes, the Company may lose revenues, subscribers or both. This could be the result of changes in the telecommunications market based on the effects of the Telecommunications Act of 1996 or from the uncertainty of future government regulation, the technology used on our networks, or our business strategy, any of which may become obsolete.

      A recession in the United States involving significantly lowered spending could therefore negatively affect our results of operations.

      We are both a consumer business and a provider of services to companies with consumer businesses. Our subscriber bases are individual consumers and businesses in a relatively concentrated geographic area, and our accounts receivable represent unsecured credit. We believe a further economic downturn could have an adverse affect on our operations. In the event that the economic downturn that the United States and our markets have recently experienced becomes more pronounced or lasts longer than currently expected and spending by consumers drops significantly, our business may be further negatively affected.

      Regulation by government and taxing agencies may increase our costs of providing service or require us to change our services, either of which could impair our financial performance.

      Our operations may be subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration along with state and local regulatory agencies and legislative bodies. Adverse decisions or regulation of these regulatory bodies could negatively impact our operations and our costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs.

      Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may discourage use of wireless handsets or expose us to potential litigation. Any resulting decrease in demand for wireless services, or costs of litigation and damage awards, could impair our ability to achieve and sustain profitability.

      Regulation by government or potential litigation relating to the use of wireless phones while driving could adversely affect our results of operations, liquidity and financial condition. Some studies have indicated that some aspects of using wireless phones while driving may impair drivers' attention in certain circumstances, making accidents more likely. These concerns could lead to litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or regulations on wireless phone use, any of which also could have an adverse effect on our results of operations. A number of U.S. states and local governments are considering or have recently enacted legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone. Legislation of this sort, if enacted, could require wireless service providers to supply to its subscribers hands-free enhanced services, such as voice activated dialing and hands-free speaker phones and headsets, so that they can keep generating revenue from their subscribers, who make many of their calls while on the road. If we are unable to provide hands-free services and products to our subscribers in a timely and adequate fashion, the volume of wireless phone usage would likely decrease, and our ability to generate revenues would suffer in the wireless line of our business.

      Risks Related to Our Relationship with Sprint

      The termination of the Company's affiliation with Sprint would severely restrict our ability to conduct our wireless business.

      The Company does not own the licenses to operate its wireless network. The ability of the Company to offer Sprint wireless products and services and operate a PCS network is dependent on the Sprint agreements remaining in effect and not being terminated. The Company's management agreement automatically renews at the expiration of the 20-year initial term which ends in 2019, for an additional 10-year period unless the Company is in material default. Sprint can choose not to renew the management agreement at the expiration of the ten-year renewal term or any subsequent ten-year renewal term. In any event, the management agreement terminates in 50 years.

      In addition, each of the agreements can be terminated for breach of any material term, including, among others, marketing, build-out and network operational requirements. Many of these requirements are extremely technical and detailed in nature. In addition, many of these requirements can be changed by Sprint with little notice. As a result, we may not always be in compliance with all requirements of the Sprint agreements.

      The Company is dependent on Sprint's ability to perform its obligations under the Sprint agreements. The non-renewal or termination of any of the Sprint agreements or the failure of Sprint to perform its obligations under the Sprint agreements would severely restrict our ability to conduct business in our PCS segment.

      Sprint may make business decisions that are not in our best interests, which may adversely affect our relationships with subscribers in our territory, increase our expenses and/or decrease our revenues.

      Sprint, under the Sprint agreements, has a substantial amount of control over the conduct of our PCS business. Accordingly, Sprint may make decisions that adversely affect our PCS business, such as the following:

            o Sprint could price its national plans based on its own objectives and could set price levels or other terms that may not be economically sufficient for our business;

            o Sprint could develop products and services, such as a one-rate plan where subscribers are not required to pay roaming charges, or establish credit policies, such as an NDASL program, which could adversely affect our results of operations;

            o Sprint could raise the costs to perform back office services or maintain the costs above those expected, reduce levels of services or otherwise seek to increase expenses and other amounts charged;

            o Sprint can seek to further reduce the reciprocal roaming rate charged when Sprint's or PCS Affiliate's subscribers use our network;

            o Sprint could, subject to limitations under our Sprint agreements, alter its network and technical requirements or request that we build out additional areas within our territories, which could result in increased equipment and build-out costs; or,

            o Sprint could make decisions that could adversely affect the Sprint brand names, products or services; and Sprint could decide not to renew the Sprint agreements or to no longer perform its obligations, which would severely restrict our ability to conduct business in our PCS segment.

      The occurrence of any of the foregoing could adversely affect our relationship with subscribers in our territories, increase our expenses and/or decrease our revenues and have a material adverse affect on our liquidity, financial condition and results of operation.

      Our dependence on Sprint for services may limit our ability to reduce costs, which could adversely affect our financial condition and results of operations or may adversely affect our ability to predict our results of operations.

      A substantial portion of our cost of service and roaming is outside our control. There can be no assurance that Sprint will lower its operating costs, or, if these costs are lowered, that Sprint will pass along savings to its PCS affiliates. If these costs are more than we anticipate in our business plan, it could adversely affect our liquidity, financial condition and results of operations and as noted below, our ability to replace Sprint with lower cost providers may be limited.

      Over the past year our growing dependence on Sprint has interjected a greater degree of uncertainty to our business and financial planning. Unanticipated expenses and reductions in revenue have had and, if they occur in the future, will have a negative impact on our liquidity and make it more difficult to reliably predict our future performance.

      In certain aspects of its relationship with Sprint, the Company, at times, disagrees with the applicability of, or calculation approach and accuracy of, Sprint supplied revenues and expenses. It is the Company's policy to reflect the information supplied by Sprint in the financial statements in the respective periods. Corrections, if any, are made no earlier than the period in which the parties agree to the corrections.

      Inaccuracies in data provided by Sprint could understate our expenses or overstate our revenues and result in out-of-period adjustments that may materially adversely affect our financial results.

      Because Sprint provides billing and collection services for the Company, Sprint remits a significant portion of our total revenues to us. As a result, we rely on Sprint to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivables which underlie a substantial portion of our periodic financial statements and other financial disclosures.

      The Company and Sprint have previously discovered billing and other errors or inaccuracies, which, while not material to Sprint, could be material to the Company. If the Company is required in the future to make additional adjustments or charges as a result of errors or inaccuracies in data provided to us by Sprint, such adjustments or charges may have a material adverse affect on our financial results in the period that the adjustments or charges are made. We are subject to risks relating to Sprint's provision of back office services, changes in products, services, plans and programs.

      The inability of Sprint to provide high quality back office services, or our inability to use Sprints back office services and third-party vendors' back office systems, could lead to subscriber dissatisfaction, increased churn or otherwise increase our costs. We rely on Sprint's internal support systems, including subscriber care, billing and back office support. Our operations could be disrupted if Sprint is unable to provide and expand its internal support systems in a high quality manner, or to efficiently outsource those services and systems through third-party vendors.

      Changes in Sprint's PCS products and services may reduce subscriber additions, increase subscriber turnover and decrease subscriber credit quality. The competitiveness of Sprint's PCS products and services is a key factor in our ability to attract and retain subscribers.

      Certain Sprint pricing plans, promotions and programs may result in higher levels of subscriber turnover and reduce the credit quality of our subscriber base.

      Sprint's roaming arrangements may not be competitive with other wireless service providers, which may restrict our ability to attract and retain subscribers and create other risks for us.

      We rely on Sprint's roaming arrangements with other wireless service providers for coverage in some areas where Sprint service is not yet available. The risks related to these arrangements include:

            o the quality of the service provided by another provider during a roaming call may not approximate the quality of the service provided by the Sprint PCS network;

            o the price of a roaming call off our network may not be competitive with prices of other wireless companies for roaming calls;

            o subscribers must end a call in progress and initiate a new call when leaving the Sprint PCS network and entering another wireless network;

            o Sprint customers may not be able to use Sprint's advanced features, such as voicemail notification, while roaming; and,

            o Sprint or the carriers providing the service may not be able to provide us with accurate billing information on a timely basis.

      If Sprint customers are not able to roam instantaneously or efficiently onto other wireless networks, we may lose current subscribers and our Sprint wireless services will be less attractive to new subscribers.

      Certain provisions of the Sprint agreements may diminish the value of the Company's common stock and restrict or diminish the value of the business.

      Under limited circumstances, Sprint may purchase the operating assets of the PCS operation at a discount. In addition, Sprint must approve any assignment of their Sprint agreements. Sprint also has a right of first refusal if the Company decides to sell its PCS operating assets to a third-party. These restrictions and other restrictions contained in the Sprint agreements could adversely affect the value of the Company's common stock, may limit our ability to sell our business, may reduce the value a buyer would be willing to pay for our business and may reduce the "entire business value," as described in our Sprint agreements.

      We may have difficulty in obtaining an adequate supply of certain handsets from Sprint, which could adversely affect our results of operations.

      We depend on our relationship with Sprint to obtain handsets. Sprint orders handsets from various manufacturers. We could have difficulty obtaining specific types of handsets in a timely manner if:

            o Sprint does not adequately project the need for handsets for itself, its PCS affiliates and its other third-party distribution channels, particularly in transition to new technologies;

            o     Sprint gives preference to other distribution channels;

            o     we do not adequately project our need for handsets;

            o Sprint modifies its handset logistics and delivery plan in a manner that restricts or delays our access to handsets; or,

            o there is an adverse development in the relationship between Sprint and its suppliers or vendors.

      The occurrence of any of the foregoing could disrupt our subscriber service and/or result in a decrease in our subscribers, which could adversely affect our results of operations.

      If Sprint does not complete the construction of its nationwide digital wireless network, we may not be able to attract and retain subscribers.

      Sprint currently intends to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide network through its own construction efforts and those of its PCS Affiliates. Sprint is still constructing its nationwide network and does not offer PCS services, either on its own network or through its roaming agreements, in every city in the United States. Sprint has entered into management agreements similar to ours with companies in other markets under its nationwide digital wireless build-out strategy. Our results of operations are dependent on Sprint's national network and, to a lesser extent, on the networks of Sprint's affiliates. Sprint's digital wireless network may not provide nationwide coverage to the same extent as its competitors, which could adversely affect our ability to attract and retain subscribers.

      If other Sprint Affiliates have financial difficulties, the Affiliate's network could be disrupted.

      Sprint's national digital wireless network is a combination of networks. The large metropolitan areas are owned and operated by Sprint, and the areas in between them are owned and operated by Sprint PCS Affiliates, all of which are independent companies like we are. We believe that most, if not all, of these companies have incurred substantial debt to fund the large cost of building out their networks.

      If other PCS Affiliates experience financial difficulties, Sprint's digital wireless network could be disrupted. If Sprint's agreements with those PCS Affiliates are similar to ours, Sprint would have the right to step in and operate the network in the affected territory. In such event, there can be no assurance that Sprint could transition in a timely and seamless manner.

      Non-renewal or revocation by the Federal Communications Commission (FCC) of Sprint's PCS licenses would significantly harm our business. PCS licenses are subject to renewal and revocation by the FCC. There may be opposition to renewal of Sprint's PCS licenses upon their expiration, and Sprint's PCS licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. Any failure by Sprint or us to comply with these standards could cause revocation or forfeiture of Sprint's PCS licenses for our markets. If Sprint loses any of its licenses in our market, we would be severely restricted in our ability to conduct business.

      If Sprint does not maintain control over its licensed spectrum, the Sprint agreements may be terminated, which would result in our inability to provide service to our subscribers.

      EXECUTIVE OFFICERS

      The following table presents information about our executive officers who are not directors.

          Name                     Title                  Age   Date In Position

        Christopher E. French       President              45       April 1988

        David E. Ferguson         Vice President of
                                    Customer Service       56      November 1982

        David K. MacDonald        Vice President of
                                    Engineering and
                                    Construction           48      December 1999

        Laurence F. Paxton        Vice President of
                                    Finance, Secretary
                                    and Treasurer          50        June 1991

        William L. Pirtle         Vice President of
                                    Personal
                                    Communications
                                    Services               42      November 1992

ITEM 2. PROPERTIES

      The Company owns a 24,000 square foot building in Edinburg, Virginia that houses the corporate headquarters and the Company's main switching center. A separate 10,000 square foot building in Edinburg, Virginia is used for customer services and retail sales. In late 1999, the Company purchased a 60,000 square foot building in Edinburg, Virginia which was initially used for storage and limited office space. Renovations are currently underway to convert a portion of the building into additional office space and meeting facilities. The Company also owns eight telephone exchange buildings that are located in the major towns and some of the rural communities, serving the regulated service area. These buildings contain switching and fiber optic equipment and associated local exchange telecommunications equipment. The Company owns a 6,000 square foot service building outside of the town limits of Edinburg, Virginia. The Company owns a 10,000 square foot building in Winchester, Virginia used for retail sales and office space. The Company has fiber optic hubs or points of presence in Hagerstown, Maryland; Front Royal, Harrisonburg, Herndon, Leesburg, Stephens City, Warrenton and Winchester, Virginia; and Martinsburg, West Virginia. The buildings are a mixture of owned on leased land, leased space, and leasehold improvements. The majority of the identified properties are of masonry construction, are suitable to their existing use, and are in adequate condition to meet the foreseeable future needs of the organization. The Company also leases retail space in Harrisonburg and Front Royal, Virginia, Hagerstown, Maryland, and Harrisburg, Mechanicsburg, and York, Pennsylvania. The Company plans to lease additional land, equipment space, and retail space in support of the ongoing PCS expansion.

ITEM 3. LEGAL PROCEEDINGS

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders for the three months ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      (a) Common stock price ranges and other market information are incorporated by reference to the following:

            2002 Annual Report to Security Holders Market Information - Inside Front Cover

      (b) Number of equity security holders is incorporated by reference to the following:

            2002 Annual Report to Security Holders Five-Year Summary of Selected Financial Data - Page 8

      (c) Frequency and amount of cash dividends are incorporated by reference to the following:

            2002 Annual Report to Security Holders Market and Dividend Information - Page 3

            The terms of a mortgage agreement require the maintenance of defined amounts of the Telephone subsidiary's equity and working capital after payment of dividends. Approximately $1,150,000 of the Telephone subsidiary's retained earnings was available for payment of dividends at December 31, 2002.

            For additional information, see Note 5 in the Consolidated Financial Statements in the 2002 Annual Report to Security Holders, which is incorporated as a part of this report.

ITEM 6. SELECTED FINANCIAL DATA

      Five-Year Summary of Selected Financial Data is incorporated by reference to the following:

      2002 Annual Report to Security Holders Five-Year Summary of Selected Financial Data - Page 8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Results of operations, liquidity, and capital resources are incorporated by reference to the following:

      2002 Annual Report to Security Holders Management's Discussion and Analysis of Financial Condition and Results of Operations - Pages 44-48

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's market risks relate primarily to changes in interest rates on instruments held for other than trading purposes. Our interest rate risk involves two components. The first component is outstanding debt with variable rates. As of December 31, 2002, the balance of the Company's variable rate debt was $3.5 million, primarily made up of a $3.2 million balance on the revolving note payable to CoBank, which matures November 1, 2003. The rate of this note is based upon the lender's cost of funds. The Company also has a variable rate line of credit totaling $2.5 million with SunTrust Banks, with $0.3 million outstanding at December 31, 2002. The Company's remaining debt has fixed rates through its maturity. A 10.0% decline in interest rates would increase the fair value of the fixed rate debt by approximately $1.6 million, while the current fair value of the fixed rate debt is approximately $51.1 million.

      The second component of interest rate risk is temporary excess cash, primarily invested in overnight repurchase agreements and short-term certificates of deposit. Available cash will be used to repay existing and anticipated new debt obligations, maintaining and upgrading capital equipment, ongoing operations expenses, investment opportunities in new and emerging technologies, and potential dividends to the Company's shareholders. With the Company's sale of its cellular partnership interest in late February 2003 and the proceeds from the sale, interest rate risk for its excess cash has increased. Due to the recent date of the transaction, the cash is currently in short-term investment vehicles that have limited interest rate risk. Management is evaluating the most beneficial use of the cash from this transaction.

      Management does not view market risk as having a significant impact on the Company's results of operations, although adverse results could be generated if interest rates were to escalate markedly. Since the Company liquidated its significant investments in stock during 2002, currently there is limited risk related to the Company's available for sale securities. General economic conditions impacted by regulatory changes, competition or other external influences may play a higher risk to the Company's overall results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Consolidated financial statements included in the 2002 Annual Report to Security Holders are incorporated by reference as identified in Part IV,
      Item 14, on Pages 10-36

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On March 11, 2002, the Company's Board of Directors voted to engage the accounting firm of KPMG LLP as the principal accountant to audit the Company's financial statements for the fiscal year ending December 31, 2002. On March 12, 2001, the Company's Board of Directors voted to engage the accounting firm of KPMG LLP as the principal accountant to audit the Company's financial statements for the fiscal year ending December 31, 2001, to replace the firm of McGladrey & Pullen, LLP, the principal accountant engaged to audit the Company's financial statements as of December 31, 2000, and for each of the years in the three year period ended December 31, 2000.

      The Company conducted a competitive proposal process to select the independent public accountant to audit the Company's financial statements for the fiscal year ending December 31, 2001. The Company's Audit Committee received bids from several independent public accounting firms including McGladrey & Pullen, LLP. After reviewing the proposals, the Company's Audit Committee selected KPMG LLP, and the Company's Board of Directors approved this selection on March 12, 2001. McGladrey & Pullen, LLP did not resign or decline to stand for reelection. The Company decided, following the competitive proposal process, not to retain McGladrey & Pullen, LLP with respect to the audit of the Company's financial statements for periods beginning with the fiscal year ending December 31, 2001 and thereafter. McGladrey & Pullen, LLP's reports on the financial statements as of December 31, 2000, and for each of the years in the three year period ended December 31, 2000, contained no adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles. In connection with the audits of the three fiscal years ended December 31, 2000 and through the subsequent interim period preceding the engagement of KPMG LLP, there were no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their reports on the financial statements to the subject matter of the disagreement.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning directors and executive officers is incorporated by reference -

      Proxy Statement, Dated March 21, 2003 - Pages 2 - 8

      Information concerning executive officers is included in Part I, Item 4A. of this Form 10-K

ITEM 11. EXECUTIVE COMPENSATION

      Information concerning executive compensation is incorporated by reference
      -

      Proxy Statement, Dated March 21, 2003 - Pages 5 - 8

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) Security ownership by certain beneficial owners is incorporated by reference -

            Proxy Statement, Dated March 21, 2003
            Stock Ownership - Page 4

      (b)   Security ownership by management is incorporated by reference -

            Proxy Statement, Dated March 21, 2003
            Stock Ownership - Page 4

      (c)   Contractual arrangements -

            The Company knows of no contractual arrangements which may, at a subsequent date, result in change of control of the Company.

      (d) The following table sets forth the number of securities by equity compensation plan, which have been authorized and issued by the Company as of December 31, 2002. All securities issued reflected in the table are under the Company Stock Incentive Plan discussed in
            Note 10 in the 2002 Annual Report to Security Holders - Page 31.

Equity Compensation Plan Information
-------------------------------------------------------------------------------------
                                                                        Number of
                                                                        securities
                                                                        remaining
                                                                      available for
                                                                     future issuance
                                                  Weighted- average    under equity
                         Number of securities to  exercise price of    compensation
                         be issued upon exercise     outstanding     plans (excluding
                         of outstanding options,  options, warrants     securities
                           warrants and rights        and rights       reflected in
                                                                       column (a))

     Plan Category                 (a)                   (b)               (c)
-----------------------  -----------------------  -----------------  ----------------
  Equity compensation
   plans approved by
    security holders              74,852                $29.98           127,503
-----------------------  -----------------------  -----------------  ----------------
  Equity compensation
 plans not approved by
    security holders                None                  None              None
-----------------------  -----------------------  -----------------  ----------------
Total                             74,852                $29.98           127,503
-----------------------  -----------------------  -----------------  ----------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There are no relationships or transactions to disclose other than services provided by directors. Information about such services is which are incorporated by reference to the following:

      Proxy Statement, Dated March 21, 2003
      Directors - Page 5

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a)(1) The following financial statements are incorporated by reference to the Annual Report to Security Holders on the pages noted.

                                                                       Page
                                                                       Reference
                                                                       Annual
                                                                       Report

Financial Statements

 The following consolidated financial statements of Shenandoah Telecommunications Company are incorporated by reference in Part II, Item 8

 Auditors' Reports on 2002, 2001, and 2000
 Consolidated Financial Statements                                         10-11

 Consolidated Balance Sheets at
 December 31, 2002, 2001, and 2000                                         12-13

 Consolidated Statements of Income for
 the Years Ended December 31, 2002, 2001,
 and 2000                                                                     14

 Consolidated Statement of Shareholders' Equity and
 Comprehensive Income(Loss)
 Years Ended December 31, 2002, 2001, and 2000                                15

 Consolidated Statements of Cash Flows
 for the Years Ended December 31, 2002, 2001,
 and 2000                                                                  16-17

 Notes to Consolidated Financial Statements                                18-36

            (a)(2) All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

            (a)(3) The following exhibits are either filed with this Form 10K or incorporated herein by reference. Our Securities Exchange Act file number is 0-9881.

                   13.   Annual Report to Security Holders - Filed Herewith

                   21.   List of Subsidiaries - Filed Herewith

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            (Continued)

                  23.   Consent of Independent Accountants;

                  23.1  KPMG LLP

                  23.2  McGladrey & Pullen, LLP

                  Filed Herewith

            (b).  Reports on Form 8-K

                  There were three Form 8-Ks filed for the three months ended December 31, 2002, as set forth below:

                  Filing Date of Report         Item Reported
                  ---------------------         -------------
                  October 22, 2002              Item 5 (press release announcing
                                                third quarter results and an
                                                increase in the annual dividend)

                  November 22, 2002             Item 5 (press release announcing
                                                the agreement to sell the
                                                Company's 66% interest in VA 10
                                                RSA Limited Partnership)

                  November 25, 2002             Item 5 (filing of the sales
                                                agreement for the sale of the
                                                Company's 66% interest in VA 10
                                                RSA Limited Partnership)

            (c).  Certifications

                  The Chief Executive Officer and the Chief Financial Officer submitted certifications to the Securities and Exchange Commission required by section 906 of the Sarbanes - Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SHENANDOAH TELECOMMUNICATIONS COMPANY


March 28, 2003                          By: /s/ CHRISTOPHER E. FRENCH
                                            Christopher E. French, President

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/CHRISTOPHER E. FRENCH                   President & Chief Executive Officer
March 31, 2003
Christopher E. French

/s/LAURENCE F. PAXTON                      VP- Finance & Principal Financial
March 31, 2003                             Accounting Officer, Secretary, and
Laurence F. Paxton                         Treasurer

/s/DOUGLAS C. ARTHUR                       Director
March 31, 2003
Douglas C. Arthur

/s/NOEL M. BORDEN                          Director
March 31, 2003
Noel M. Borden

/s/DICK D. BOWMAN                          Director
March 31, 2003
Dick D. Bowman

/s/KEN L BURCH                             Director
March 31, 2003
Ken L. Burch

/s/GROVER M. HOLLER, JR.                   Director
March 31, 2003
Grover M. Holler, Jr.

/s/HAROLD MORRISON, JR.                    Director
March 31, 2003
Harold Morrison, Jr.

/s/ZANE NEFF                               Director
March 31, 2003
Zane Neff

/s/JAMES E. ZERKEL II                      Director
March 31, 2003
James E. Zerkel II

                                 Exhibits Index

Exhibit
Number      Exhibit Description
-------     -------------------

4.1         Shenandoah Telecommunications Company Stock Incentive Plan filed as
            Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-21733) and incorporated herein by reference.

4.2 Amended and Restated Articles of Incorporation of Shenandoah Telecommunications Company filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-21733) and incorporated herein by reference.

4.3 Bylaws of Shenandoah Telecommunications Company filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 333-21733) and incorporated herein by reference.

4.4 Shenandoah Telecommunications Company Dividend Reinvestment Plan filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3D (No. 333-74297) and incorporated herein by reference.

13          Annual Report to Security Holders, Filed Herewith.

21          List of Subsidiaries, Filed Herewith.

23.1        Consent of Independent Accountants; KPMG LLP, Filed Herewith.

23.2        Consent of Independent Accountants; McGladrey & Pullen, LLP, Filed
            Herewith.

                                  Certification

I, Christopher E. French, Chief Executive Officer of Shenandoah
Telecommunications Company certify that:

      1. I have reviewed this annual report on Form 10-K of Shenandoah Telecommunications Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                                  Certification
                                   (continued)

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/S/CHRISTOPHER E. FRENCH, Chief Executive Officer
   March 28, 2003
   Christopher E. French

                                  Certification

I, Laurence F. Paxton, Chief Financial Officer of Shenandoah Telecommunications Company certify that:

      1. I have reviewed this annual report on Form 10-K of Shenandoah Telecommunications Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      6. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                                  Certification
                                   (continued)

      7. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         /S/LAURENCE F. PAXTON, Chief Financial Officer
            March 28, 2003
            Laurence F. Paxton