Form 10-Q
period 2003-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2003-05-14
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the Three Months Ended March 31, 2003

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


                      PO Box 459, Edinburg, Virginia 22824
              (Address of principal executive offices and zip code)

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

                  YES    X            NO
                       -----              -----

Indicate by check mark whether the registration is an accelerated filer (as
defined in Rule 12b-2 of the Act). YES   X           NO
                                       -----             -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2003 set forth below:

          Class                                    Outstanding at April 30, 2003
Common Stock, No Par Value                               3,785,975 Shares

             SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
                                      INDEX

                                                                            Page
                                                                         Numbers

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Balance Sheets
              March 31, 2003 and December 31, 2002                         3-4

          Unaudited Condensed Consolidated Statements of Income for the
              Three Months Ended March 31, 2003 and 2002                   5-6

          Unaudited Condensed Consolidated Statements of Cash Flows for
              the Three Months Ended March 31, 2003 and 2002               7

          Unaudited Condensed Consolidated Statements of
              Shareholders' Equity and Comprehensive Income
              for the Three Months Ended March 31, 2003 and the
              Twelve Months Ended December 31, 2002                        8

          Notes to Unaudited Condensed Consolidated
              Financial Statements                                         9-12

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                13-21

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       22

Item 4.   Controls and Procedures                                          22

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                 23

          Certifications                                                   23-25

          Signatures                                                       26

Item 1.       FINANCIAL STATEMENTS

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                  March 31,     December 31,
Assets                                              2003           2002
                                                  --------       --------
Current Assets
  Cash and cash equivalents                       $ 36,288       $  2,209
  Accounts receivable, net                           6,083          7,536
  Income tax receivable                                 --             12
  Materials and supplies                             1,722          1,787
  Prepaid expenses and other                         2,041          2,205
  Deferred income taxes                              1,230          1,197
  Assets held for sale                                  --          5,548
                                                  --------       --------
Total current assets                                47,364         20,494

Securities and investments
  Available-for-sale securities                        132            151
  Other investments                                  7,077          7,272
                                                  --------       --------
Total securities and investments                     7,209          7,423

Property, plant and equipment, net                 130,267        132,152

Other Assets
  Cost in excess of net assets of business
   acquired                                          3,217          3,217
  Deferred charges and other assets, net               689            718
  Escrow account (Note 8)                            5,005             --
                                                  --------       --------
Total other assets                                   8,911          3,935
                                                  --------       --------

Total Assets                                      $193,751       $164,004
                                                  ========       ========

                                  (continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)

                                                      March 31,     December 31,
Liabilities and Shareholders' Equity                   2003             2002
                                                     ---------        ---------
Current Liabilities
  Current maturities of long-term debt               $   4,181       $   4,482
  Notes payable                                             --           3,503
  Accounts payable                                       5,234           5,003
  Advance billings and deposits                          3,541           3,538
  Income taxes payable                                  13,705              --
  Liabilities held for sale                                 --             542
  Other current liabilities (Note 9)                     2,625           2,832
                                                     ---------       ---------
Total current liabilities                               29,286          19,900

Long-term debt, less current maturities                 43,028          47,561

Other Liabilities
  Deferred income taxes                                 17,392          15,859
  Pension & other                                        2,767           2,441
                                                     ---------       ---------
Total other liabilities                                 20,159          18,300

Minority interests in discontinued operations               --           1,666

Shareholders' Equity
  Common stock                                           5,472           5,246
  Retained earnings                                     95,818          71,335
  Accumulated other comprehensive income
   (loss)                                                  (12)             (4)
                                                     ---------       ---------
Total shareholders' equity                             101,278          76,577

                                                     ---------       ---------
Total Liabilities and Shareholders' Equity           $ 193,751       $ 164,004
                                                     =========       =========

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                           Three months ended
(in thousands, except per share data)                          March 31,
                                                           2003        2002
                                                         --------    --------
Operating Revenues
  Wireless                                               $ 15,634    $ 11,754
  Wireline                                                  7,639       7,421
  Other revenues                                            1,674       1,521
                                                         --------    --------
  Total revenues                                           24,947      20,696

Operating Expenses
  Cost of goods and services                                2,289       2,649
  Network operating costs                                   8,046       7,047
  Depreciation and amortization                             4,021       3,344
  Selling, general and administrative                       6,441       5,340
                                                         --------    --------
Total operating expense                                    20,797      18,380
                                                         --------    --------
Operating Income                                            4,150       2,316

Other Income (expense):
    Non-operating income, net                                 204         119
    Loss on investments, net                                 (328)       (692)
    Interest expense                                         (954)     (1,068)
                                                         --------    --------
Income before income taxes, discontinued
    operations and cumulative effect                        3,072         675
Income tax provision                                       (1,141)       (305)
                                                         --------    --------
Income from continuing operations                           1,931         370

Income from discontinued operations, net of
    income taxes                                           22,628       1,786
Cumulative effect of a change in accounting, net
     of income taxes                                          (76)         --
                                                         --------    --------
Net income                                               $ 24,483    $  2,156
                                                         ========    ========

Net income per share, basic
     Continuing operations                               $   0.51    $   0.10
     Discontinued operations, net of income taxes            5.98        0.47
     Cumulative effect of a change in accounting,
          net of income taxes                               (0.02)         --
                                                         --------    --------
 Total net income per share, basic                       $   6.47    $   0.57
                                                         ========    ========

Net income per share, diluted
     Continuing operations                               $   0.51    $   0.10
     Discontinued operations, net of income taxes            5.96        0.47
     Cumulative effect of a change in accounting,
          Net of income taxes                               (0.02)         --
                                                         --------    --------
 Total net income per share, diluted                     $   6.45    $   0.57
                                                         ========    ========

Weighted average shares outstanding, basic                  3,782       3,765
                                                         ========    ========
Weighted average shares, diluted                            3,796       3,783
                                                         ========    ========

                                  (continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(continued)

                                                       Three months ended
(in thousands, except per share data)                      March 31,
                                                             2002
                                                           ---------
Pro forma amounts assuming the Company adopted
  FAS 143 retroactively:

Pro forma income from continuing operations                $     367
Discontinued operations, net of income taxes                   1,786
                                                           ---------
Pro forma net income                                       $   2,153
                                                           =========

Pro forma net income per share, basic
Pro forma income from continued operations                 $    0.10
Discontinued operations, net of income taxes                    0.47
                                                           ---------
Pro forma net income per share, basic                      $    0.57
                                                           =========

Pro forma net income per share, diluted
Pro forma income from continuing operations                $    0.10
Discontinued operations, net of income taxes                    0.47
                                                           ---------
Pro forma net income per share, diluted                    $    0.57
                                                           =========


See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                             Three months ended
                                                                 March 31,
                                                             2003        2002
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income from continuing operations                        $  1,931    $    370
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                               4,019       3,342
   Amortization                                                   2           2
   Deferred income taxes                                      1,554         116
   (Gain) loss on investments                                   (83)        394
   Net loss from patronage and equity investments               292         126
   Loss on disposal of equipment                                 20          14
   Other                                                         99         392
  Changes in current assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                       1,453      (1,887)
    Materials and supplies                                       65      (2,105)
   Increase (decrease) in
    Accounts payable                                            231       2,979
    Other prepaids, deferrals and accruals                      138         730
                                                           --------    --------
Net cash provided by operating activities                     9,721       4,473

Cash Flows from Investing Activities
  Purchases of property, plant & equipment                   (2,027)     (5,814)
  Purchases of other investments                               (177)     (1,345)
  Proceeds from sale of available-for-sale securities           151          57
  Proceeds from disposal of assets                               --       1,704
                                                           --------    --------
Net cash used in investing activities                        (2,053)     (5,398)

Cash Flows from Financing Activities
  Payments on long-term debt and revolving loan              (8,337)     (1,909)
  Proceeds from issuance of common stock upon
    exercise of stock options                                   226          53
                                                           --------    --------
Net cash used in financing activities                        (8,111)     (1,856)
                                                           --------    --------
Net cash used in continuing operations                         (443)     (2,781)

Net cash provided by discontinued operations                 34,522       1,720
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents         34,079      (1,061)

Cash and Cash Equivalents
  Beginning                                                   2,209       2,037
                                                           --------    --------
  Ending                                                   $ 36,288    $    976
                                                           ========    ========

Cash paid for:
         Interest paid                                     $    962    $  1,067
         Income taxes (net of refunds)                     $    121    $     31



See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands)

                                                                                      Accumulated
                                                                                         Other
                                                                Common    Retained   Comprehensive
                                                   Shares       Stock     Earnings   Income (Loss)    Total
                                                  ---------   ---------   ---------    ---------    ---------
Balance, December 31, 2001                            3,765   $   4,950   $  69,610    $      42    $  74,602

  Comprehensive income:
   Net income                                            --          --       4,519           --        4,519
   Net unrealized change in
      securities available-for-sale,
      net of tax of $ 29                                 --          --          --          (46)         (46)
                                                                                                    ---------
        Total comprehensive income                                                                      4,473

 Dividends declared ($ 0.74 per share)                                       (2,794)                   (2,794)
  Common stock issued through the
      exercise of incentive stock options
      and stock grants                                   11         296          --           --          296
                                                  ---------   ---------   ---------    ---------    ---------
Balance, December 31, 2002                            3,776   $   5,246   $  71,335    $      (4)   $  76,577

(unaudited)
Comprehensive income: Net income                         --          --      24,483           --       24,483
   Net unrealized change in securities
     available-for-sale, net of tax of $ 5               --          --          --           (8)          (8)
                                                                                                    ---------
        Total comprehensive income                                                                     24,475

Common stock issued through the
      exercise of incentive stock options                10         226          --           --          226
                                                  ---------   ---------   ---------    ---------    ---------
Balance, March 31, 2003                               3,786   $   5,472   $  95,818    $     (12)   $ 101,278
                                                  =========   =========   =========    =========    =========

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The interim condensed consolidated financial statements of Shenandoah Telecommunications Company and Subsidiaries (collectively, the Company) are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the interim results have been reflected therein. All such adjustments were of a normal and recurring nature. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report to Shareholders, which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The balance sheet information at December 31, 2002 was derived from the audited December 31, 2002 consolidated balance sheet.

2. Operating revenues and income from continuing operations and discontinued operations for any interim period are not necessarily indicative of results that may be expected for the entire year.

3. To account for its stock options granted under the Company Stock Incentive Plan (the Plan), the Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 issued in March 2000. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123.

Grants of options under the Plan are accounted for following the APB Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized under the Plan. Had compensation expense been recorded, based on fair values of the awards at the grant date (the method prescribed in SFAS No. 123), reported net income and earnings per share would have been reduced to the pro forma amounts shown in the following table:

For the three months ended March 31,            2003          2002
                                                ----          ----
                                              (in thousands, except
                                               per share amounts)
Net Income
     As reported                             $   24,483   $    2,156
     Pro forma                                   24,427        2,100

Earnings per share, basic and diluted
     As reported, basic                      $     6.47   $     0.57
     As reported, diluted                          6.45         0.57
     Pro forma, basic                              6.45         0.56
     Pro forma, diluted                            6.43         0.56

4. Basic net income per share was computed on the weighted average number of shares outstanding. Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options. There were no adjustments to net income in the computation of dilutive net income per share for any period.

5. The Company has identified nine reporting segments based on the products and services each provide. Each segment is managed and evaluated separately because of diverse technologies and marketing strategies. A summary of unaudited external operating revenues, internal operating revenues, operating income
(loss), income (loss) from continuing operations, income from discontinued operations, cumulative effect of accounting change, and net income (loss) of each segment is as follows.

In thousands                                                 For the three months ended
(unaudited)                                                        March 31, 2003
                                                                     Income                     Cumulative
                                                       Operating   (loss) from   Income from    effect of
                              External    Internal      Income      continuing   discontinued   accounting    Net income
                              Revenues    Revenues      (loss)      operations    operations     change        (loss)
                              ---------   ---------    ---------    ---------     ---------     ---------     ---------
Holding                       $      --   $      --    $    (140)   $     (47)           --            --     $     (47)
Telephone                         6,003         734        3,573        2,162            12            --         2,162
Cable TV                          1,097           1          246           73            --            --            73
ShenTel                           1,659          80          370          209            --            --           209
Leasing                               4          --            1            1            --            --             1
Mobile                              658         300          258           (6)       22,628           (76)       22,546
PCS                              14,976          --         (305)        (684)           --            --          (684)
Long Distance                       341         127          206          131            --            --           131
Network                             198          31          155           96            --            --            96
ShenTel Communications               11          --           (8)          (4)           --            --            (4)
                              ---------   ---------    ---------    ---------     ---------     ---------     ---------
Combined totals               $  24,947   $   1,273    $   4,356    $   1,931     $  22,640           (76)    $  24,483
Inter-segment
   eliminations                      --      (1,273)        (206)          --           (12)           --            --
                              ---------   ---------    ---------    ---------     ---------     ---------     ---------
Consolidated totals           $  24,947   $      --    $   4,150    $   1,931        22,628           (76)    $  24,483
                              =========   =========    =========    =========     =========     =========     =========

In thousands                                                 For the three months ended
(unaudited)                                                        March 31, 2002
                                                                    Income                        Cumulative
                                                                  (loss) from    Income from      effect of
                              External   Internal    Operating    continuing     discontinued     accounting    Net income
                              Revenues   Revenues     Income      operations      operations        change        (loss)
                              --------   --------    --------      --------        --------        --------      --------
Holding                       $     --   $     --    $   (156)     $   (359)             --              --      $   (359)
Telephone                        5,797        670       3,396         1,929              18              --         1,929
Cable TV                         1,087          1         308           104               1              --           104
ShenTel                          1,515         89         173            27              --              --            27
Leasing                              6         --        (135)            2              --              --             2
Mobile                             593        320         395           (16)          1,786              --         1,770
PCS                             11,161          9      (1,761)       (1,558)             --              --        (1,558)
Long Distance                      273        151         161            99              --              --            99
Network                            264         32         223           142              --              --           142
ShenTel Communications              --         --          (3)           --              --              --            --
                              --------   --------    --------      --------        --------        --------      --------
Combined totals               $ 20,696   $  1,272    $  2,601      $    370        $  1,805              --      $  2,156
Inter-segment
   eliminations                     --     (1,272)       (285)           --             (19)             --            --
                              --------   --------    --------      --------        --------        --------      --------
Consolidated totals           $ 20,696   $     --    $  2,316      $    370        $  1,786              --      $  2,156
                              ========   ========    ========      ========        ========        ========      ========


The Company's assets by segment as of March 31, 2003, December 31, 2002, and March 31, 2002 are as follows:

In thousands                      March 31,   December 31,  March 31,
(unaudited)                         2003         2002         2002
                                  ---------    ---------    ---------
Holding                           $ 143,631    $ 112,765    $ 114,390
Telephone                            57,173       59,554       58,977
Cable TV                             10,776       10,961       10,953
ShenTel                               6,115        6,255        5,227
Leasing                                 183          187          257
Mobile                               16,854       17,482       18,804
PCS                                  68,104       71,256       62,482
Long Distance                           552          343          367
Network                               1,232        1,084        1,545
ShenTel Communications                  111          115          100
                                  ---------    ---------    ---------
Combined totals                     304,731    $ 280,002    $ 273,102
Inter-segment eliminations         (110,980)    (115,998)    (104,812)
                                  ---------    ---------    ---------
Consolidated totals               $ 193,751    $ 164,004    $ 168,290
                                  =========    =========    =========


6. Comprehensive income includes net income along with net unrealized gains and losses on the Company's available-for-sale investments. A summary of the unaudited results follow:

In thousands                  For the three months ended
                                       March 31,
                                   2003        2002
                                 --------    --------
Net income                       $ 24,483    $  2,156
Net unrealized loss                    (8)     (1,789)
                                 --------    --------
Comprehensive income             $ 24,475    $    367
                                 ========    ========

7. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

8. On February 28, 2003, the Company completed the sale of its 66% interest in the Virginia 10 RSA Limited Partnership for $37.0 million. At closing, the Company received cash of $33.7 million, which included $1.7 million related to the Company's portion of the partnership's working capital as of the closing date. As part of the sales agreement, $5.0 million was paid into an escrow account for a period of two years to offset certain liabilities of the partnership that may arise which relate to its operation during the Company's management of the partnership. The Company recorded a gain on the sale of $21.5 million after taxes, and has recorded the transaction as a component of the discontinued operations in the condensed consolidated statements of income for the three-month period ended March 31, 2003.

9. The Company adopted Statements of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it becomes a legal obligation. The impact of the adoption of this statement is reflected as a cumulative effect of a change in accounting on the condensed consolidated statements of income for the three-month period ended March 31, 2003. The impact of the adoption of SFAS No. 143 was the recording of a capitalized asset retirement obligation of $158 thousand, the related accumulated depreciation of $32 thousand, the present value of the future removal obligation of $249 thousand, and the cumulative effect of the accounting change of $76 thousand after taxes recorded on the income statement.

The Company recorded the retirement obligation on towers owned where there is a legal obligation to remove the tower at the time the Company discontinues its use. The obligation was estimated based on the size of the tower. The Company's cost to remove the towers is accrued over the life of the tower. The pro forma liability on January 1, 2002 would have been $236 thousand, and was $249 thousand on December 31, 2002. On March 31, 2003, the liability was $252 thousand. The current expense for the accretion and depreciation related to the adoption of SFAS No.143 is $5 thousand before taxes.

10. Subsequent to March 31, 2003, because of the Company's enhanced liquidity resulting from the asset sale described in Note 8, the Company elected to terminate its $20.0 revolving line of credit with CoBank effective May 15, 2003. The Company is also considering terminating its $2.5 million revolving line of credit with SunTrust Bank, as a result of its enhanced liquidity position.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this management's discussion that are not purely historical are forward-looking statements within the meaning of Section 27 A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, changes in the interest rate environment, management's business strategy, national, regional and local market conditions, and legislative and regulatory conditions. Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. The Company takes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances.

Shenandoah Telecommunications Company and subsidiaries (the Company) provide telephone service, long distance, personal communications service (PCS), cable television, unregulated telecommunications equipment and services, internet access, paging, and digital subscriber loop (DSL) services. In addition, through its subsidiaries, the Company leases towers and operates and maintains an interstate fiber optic network. Competitive local exchange carrier (CLEC) services are currently being offered on a limited basis. The Company's operations are principally along the Interstate 81 corridor from the Northern Shenandoah Valley of Virginia through West Virginia, Maryland, and into South Central Pennsylvania.

The Company reports revenues in three categories; wireless, wireline and other revenues. These revenue classifications are defined as follows: Wireless revenues are made up of Shenandoah Personal Communications Company (PCS), and the Mobile Company, including tower revenues. The wireline revenues include the following subsidiary revenues in the financial results: the Telephone Company, the Network Company, the Cable Television Company, and the Long Distance Company. Other revenues are comprised of the revenues of ShenTel Service Company, the Leasing Company, ShenTel Communications Company, and the Holding Company.

Selected Operating Statistics

The following table shows selected operating statistics of the Company for the previous five quarters. This information is unaudited, and is provided as a supplement to the financial statements.

                                                          Three Month Period Ended
(Unaudited)                                Mar 31,     Dec 31,     Sep 30,     Jun 30,     Mar 31,
                                            2003        2002        2002        2002        2002
                                          --------    --------    --------    --------    --------
Telephone Access Lines                      24,903      24,879      24,933      24,859      24,751
CATV Subscribers                             8,704       8,677       8,707       8,729       8,740
Internet Subscribers                        19,026      18,696      18,559      18,300      18,083
Digital PCS Subscribers                     72,480      67,842      62,434      59,962      56,624
Paging Subscribers                           2,805       2,940       3,002       3,071       3,136
Long Distance Subscribers                    9,312       9,310       9,338       9,316       9,341
Fiber Route Miles                              552         549         543         543         524
Total Fiber Miles                           28,729      28,403      28,243      28,243      26,804
Long Distance Calls (000) (1)                6,812       5,969       6,138       5,949       5,431
Switched Access Minutes (000) (1)           48,380      46,627      46,525      42,816      38,398

CDMA Base Stations (sites)                     240         237         231         220         207
Towers (over 100 foot)                          72          72          72          72          65
Towers (under 100 foot)                         10          10          10          10          10

(See (2) for definitions of terms)
PCS Market POPS (000)                        2,048       2,048       2,048       2,048       2,048
PCS Covered POPS (000)                       1,555       1,555       1,555       1,512       1,455
PCS ARPU (ex. Travel)                     $  52.22    $  51.38    $  53.58    $  49.93    $  50.49
PCS Travel rev. per sub                   $  17.39    $  31.21    $  31.90    $  26.56    $  21.91
PCS Ave. mgmt. Fee per sub                $   4.40    $   4.64    $   4.29    $   3.99    $   4.04
PCS Ave. monthly churn %                      2.30%       3.40%       4.00%       3.21%       2.84%
PCS CPGA                                  $ 276.97    $ 390.66    $ 344.77    $ 281.79    $ 235.40
PCS CCPU                                  $  45.87    $  53.52    $  53.93    $  48.26    $  46.45

(1) - Originated by customers of the Company's Telephone subsidiary

(2) - POPS refers to the estimated population of a given geographic area. Market POPS are those within a market area, and Covered POPS are those covered by the network's service area. ARPU is Average Revenue Per User, before travel, roaming revenue, and management fee, net of adjustments divided by average subscribers. PCS Travel revenue includes roamer revenue and is divided by average subscribers. PCS Average management fee per subscriber is 8 % of collected revenue paid to Sprint, excluding travel revenue. PCS Ave Monthly Churn is the average of three monthly calculations of deactivations (excluding returns less than 30 days) divided by beginning of period subscribers. CPGA is Cost Per Gross Add and includes selling costs, product costs, and advertising costs. CCPU is Cash Cost Per User, and includes network, customer care and other costs.

Recent Developments

In recent years, the principal source of the Company's revenues has shifted from traditional wireline revenues to wireless revenues. For the three months ended March 31, 2003, wireless revenue was 62.7% of total revenue, wireline revenue contributed 30.6% of total revenue, and other revenue was 6.7% of total revenue. These results compare to 56.8% for wireless, 35.9% for wireline and 7.3% for other, for the three months ended March 31, 2002.

The Company's strategy in the last several years has been to expand its services and the geographic areas served. This strategy has been implemented primarily through enhancing the PCS network, using CDMA technology, under the national brand of Sprint. The Company's efforts to market its services in the expanded PCS network area contributed to new subscribers purchasing phones and services which continued to contribute higher revenues during the first three months of 2003. The Company had 240 PCS CDMA base stations in service at March 31, 2003, compared to 207 base stations in service March 31, 2002. This increase in base stations is primarily the result of supplementing the network coverage and extending coverage along several highly traveled secondary roads in the Company's market areas. The Company has shifted its focus from building the initial network to improving service and operating the network in an effective manner to provide good service to the subscribers and to improve operating results.

The Company is dependent on Sprint for the reporting of a significant portion of PCS revenues, particularly travel and service revenue. Controls and processes have been adopted by the Company and Sprint to review, test, and validate information being reported to the Company. The Company continually monitors and tracks the data provided by Sprint to identify potential unexpected trends in the information.

As previously reported, a further reduction in the Sprint travel rate took effect January 1, 2003. The new rate is $0.058 per minute for payable and receivable minutes. The Company is in a net travel receivable position of $1.1 million for the current quarter, including the long distance portion of that traffic.

As discussed in the Company's annual report on Form 10-K for the 2002 year, the Company experienced a shift in PCS customer additions from prime to sub-prime credit classes in late 2001 and early 2002, associated with the Sprint ClearPay no-deposit program. To limit additional exposure to bad debt expense and customer churn (customer disconnects), the Company initiated a deposit of $125 in April 2002 for credit challenged prospective customers. For the remainder of 2002, the Company experienced high rates of churn and bad debt expense. In the first quarter of 2003, the Company's average churn rate declined to 2.30%, down from 3.40% in fourth quarter 2002, and below third quarter's high of 4.00%. Management is encouraged by this decline, but remains cautious as there is no guarantee this improving trend will continue into the future. Bad debt expense reflected a similar improvement compared to fourth quarter results, but the expense still remains above management's expectations. Bad debt expense increased significantly in the third and fourth quarters of 2002, as a downstream result of the ClearPay no-deposit program suspended in April 2002. Bad debt expense for the PCS operation, as a percentage of service revenues, was 16.8% in third quarter 2002, 12.5% in fourth quarter 2002, and 8.7% in first quarter 2003.

The financial situation of the Company changed during the first quarter of 2003, due principally to the sale of the Company's 66% interest in the Virginia 10 RSA partnership. At the close of this transaction on February 28, 2003, the Company received $37.0 million, of which $5.0 million was placed in escrow. In addition to the initial proceeds of $32.0 million, the Company received an additional $1.7 million for working capital adjustments. The proceeds have been invested in low risk, highly liquid federal government instruments. The Company will pay approximately $12.0 million in taxes on the transaction this year, with the remaining taxes due upon the release of amounts remaining in the escrow arrangement, which terminates in 2005. In addition to this transaction, the Company experienced improved operating income and decreased capital spending during the quarter. The Company paid off $8.3 million in debt during the quarter, of which $3.8 million was a prepayment of fixed rate debt. This was done without using proceeds from the Virginia 10 RSA transaction. The Company's ratio of total debt to total assets ended the quarter at 24.4%, compared to 33.8% at the end of 2002.

Operating Risks

The Company has been contacted by Sprint about the potential requirement to replace certain PCS base station equipment by the end of 2005. Sprint, its affected PCS affiliates, and the equipment vendor are actively discussing options for extending the life of this equipment into 2008. If the Company is required to replace this equipment by 2005, the impact of this change in the asset lives could increase depreciation expense and have a significant adverse impact on the results of operations and also on the liquidity of the Company.

The Company continues to monitor the net balance of PCS travel revenue and expense. This could change significantly due to changes in service plan offerings, weather, natural disasters, and numerous other factors beyond the Company's control. Changes in travel habits by the Company's subscribers or other Sprint subscribers could also impact this relationship. One of the other PCS affiliates of Sprint has filed for bankruptcy, and two other affiliates have recently received going concern audit opinions from their external accountants.

The Company's PCS churn rate, bad debt expense and handset upgrades for existing customers are items that can individually and collectively have a material adverse impact on the operating results of the Company.

The Company does not have significant control over the service plan mixes offered to Sprint customers in the increasingly competitive wireless telecommunications industry. As a result, the plans offered may have a material adverse effect on the Company's results of operations.

The Company's revenue from fiber leases may be adversely impacted by continued erosion in demand or in prices charged for these facilities. There is also the potential for additional bankruptcies of the Company's lease customers. The Company is monitoring each of its fiber lease customers closely to minimize the risk related to this business.

The Company's access revenue may be adversely impacted by legislative or regulatory action that decrease access rates or exempt certain traffic from paying access to the Company's regulated telephone network.

Results Of Operations First Quarter 2003 vs. First Quarter 2002

General

Total revenue for the first quarter of 2003 was $24.9 million, an increase of $4.2 million, or 20.5% compared to $20.7 million for the first quarter of 2002. Total revenues include wireless revenue of $15.6 million, an increase of $3.9 million or 33.0%; wireline revenues of $7.6 million, an increase of $0.2 million, or 2.9%; and other revenues of $1.7 million, an increase of $0.2 million or 10.1%. Income from continuing operations increased $1.5 million, to $1.9 million or 422%, compared to $0.4 million for the same period in 2002. Income per share from continuing operations, diluted was $0.51 cents per share, compared to $0.10 cents for the same period last year.

Revenues

Within wireless revenues, the PCS operation added 15,856 PCS subscribers since March 31, 2002, which contributed to a $2.6 million or 37% increase in subscriber revenue compared to first quarter of 2002. Total service revenues were $9.9 million for 2003, an increase of $2.6 million or 36.6% compared to $7.3 million for 2002. As of March 31, 2003, the Company has 72,480 PCS subscribers. The Company's Average Revenue Per User (ARPU) increased 3.4% to $52.22 for the first quarter of 2003, compared to $50.49 for the first quarter of 2002, and increased 1.6% from the fourth quarter 2002 ARPU of $51.38. As discussed in the Operating Risks section, competitive pressures may result in decreased ARPU going forward. PCS travel and roamer revenue combined were $4.6 million, and contributed a $1.2 million or 28.6% increase to the revenue growth for the first quarter of 2003. Travel and roamer revenue growth was attributable to increased usage of the network by Sprint wireless customers residing outside of our PCS territory and other carriers customers using the network. The travel revenue rate has declined from $0.10 per minute in 2002, to $0.058 per minute as of January 1, 2003.

Handset sales revenue decreased nominally in the first quarter of 2003, while tower lease revenue contributed to the additional $50 thousand increase over the first quarter 2002 results.

Wireline revenues were $7.6 million, an increase of $0.2 million or 2.9%. Access revenue in the telephone business increased $0.6 million, due to the growing number of wireless customers' calls transiting segments of the regulated telephone network. Lease revenue for the Company's fiber network facilities decreased $0.4 million compared to the same period last year. The Company's fiber network facility lease business was impacted by the decrease in demand for fiber capacity. During mid 2002 the Company experienced disconnects and lower revenues due to bankruptcies of several fiber customers. Highly competitive pricing by other fiber providers may result in additional pricing reductions as expiring leases come up for renewal. To maintain competitive advantage, the Company increasingly offers diversity in its fiber facilities. Cable television revenues for the first quarter were approximately the same for both 2003 and 2002.

Other revenues were $1.7 million, an increase of $0.2 million or 10.1%. Internet revenues increased $0.1 million or 11.0%. Internet subscribers increased 943, or 5.2%, compared to March 31, 2002 subscribers. The total subscriber base for the Company's Internet service was 19,026 as of March 31, 2003. The 511Virginia travel information project contributed $0.1 million to the increased revenues in the first quarter of 2003, due to a renewed contract with the Commonwealth of Virginia.

Operating Expenses

Total operating expense was $20.8 million, an increase of $2.4 million or 13.2%, compared to $18.4 million for first quarter last year. The increase in PCS subscribers and the expanded PCS operation were the principal factors driving costs higher.

Costs of goods and services were $2.3 million, a decrease of $0.4 million or 13.6%, changing primarily due to the decrease in gross additions of subscribers in the PCS operation. During the first quarter of 2003, the Company added 10,359 new subscribers before disconnections compared to 13,377 new subscribers added in the first quarter last year. This 22.6% decline in gross additions is greater than the decrease in cost of goods sold due to increased average handset costs. The average cost of a handset has increased due to new feature additions in many of the handsets sold. The Company also experienced a growing number of handset upgrades by existing subscribers. This contributed to higher cost of goods sold over prior period results. Management anticipates this trend will continue, and may increase significantly in the future. Other costs of goods and services remained approximately the same compared to the first quarter of 2002.

Network operating costs were $8.0 million, an increase of $1.0 million, or 14.2%. Additional network lines and added traffic over the network were the major causes for the increase in costs. Line costs in the PCS operation increased $0.3 million, while travel expense was up $0.3 million compared to first quarter last year. Increased maintenance costs for towers and buildings contributed $0.1 million to the increased network operating costs. The Company's rent expense increased $0.1 million due to added sites in the PCS operation.

In the Company's PCS operation cash cost per user (CCPU) declined to $45.87, a 1.2% decrease from the first quarter of 2002. The reduction in the travel rate was responsible for part of the decrease, in addition to the increase in total subscribers contributing to the fixed costs of operating the network. The Company's cost per gross add (CPGA) increased to $276.97 or 17.7% from first quarter of 2002, due to decreased gross additions and increased selling costs over the same period last year. This CPGA figure is a reduction of $115 from the fourth quarter 2002 high of $390.66 due to the seasonal promotions run in that period, particularly on the handset sales around the holiday season.

Depreciation and amortization expense was $4.0 million, an increase of $0.7 million or 20.2% compared to $3.3 million for the first quarter of 2002, as new assets, particularly in the PCS operation, have been added to the networks. Depreciation expense has not increased as rapidly over the most recent quarters as the Company's rate of capital spending has slowed from its peak in mid-2001.

Selling, general and administrative costs were $6.4 million, an increase of $1.1 million or 20.6%. Selling expenses and customer support made up $0.6 million of the increase in selling, general and administrative expenses, due to the increase in billing and customer care costs and increased customers being served particularly in the PCS operation. Administrative and other costs increased $0.4 million, due to additional staff added to support the growing Company operations. Bad debt expense increased $0.1 million, primarily the result of the growing customer base in the PCS operation, offset in part by a decrease in bad debt expense as a percentage of PCS local service revenues. As discussed above, bad debt expense increased significantly in the third and fourth quarters of 2002, as a downstream result of the ClearPay no-deposit program suspended in April 2002. Bad debt expense for the PCS operation, as a percentage of local service revenues, was 16.8% in third quarter 2002, 12.5% in fourth quarter 2002, and 8.7% in first quarter 2003.

The Company's operating margin (operating income divided by total revenue) was 16.6%, up from 11.2% for the same period last year. This change was primarily due to increased revenues generated in the wireless segment of the business, contributing more toward the fixed costs, which have not increased as significantly since first quarter 2002.

Other Income (Expense)

Non-operating income was up $0.1 million due to the contribution of interest income on the proceeds from the sale of the VA 10 RSA limited partnership interest.

Loss on external investments was $0.3 million, an improvement of $0.4 million or 52.6%, due primarily to the first quarter 2002 loss of $0.4 million on the write down of VeriSign, Inc. and the sale of 50,000 shares of VeriSign, Inc. Excluding the VeriSign transaction, the Company recorded similar results on external investment in the first quarter of both years.

Interest expense decreased by $0.1 million, or 10.7%, a result of decreased borrowing levels compared to first quarter 2002. The Company paid back nearly $8.3 million in debt during the quarter, including $3.7 million paid late in March 2003. The Company's total debt as of March 31, 2003 was $47.2 million, compared to $60.7 million as of March 31, 2002 and $55.5 million at December 31, 2002.

Income before income taxes, discontinued operations and cumulative effect was $3.1 million, an increase of $2.4 million. Operating income increased $1.8 million compared to first quarter 2002 results. Lower other expense and interest expense also contributed to the Company's improved results.

Income tax provision was $1.1 million, an increase of $0.8 million due to higher earnings compared to the same period last year. The change in the effective tax rate was the result of changes in the apportionment of income and losses between states where the Company operates.

Income from continuing operations was $1.9 million, compared to $0.4 million, an increase of $1.5 million.

Income from discontinued operations before the gain on the sale of the partnership was $1.1 million for the two months of 2003 prior to the sale, compared to $1.8 million for the entire first quarter of 2002. The gain on the sale of the partnership net of the taxes was $21.5 million.

The Company adopted FAS 143 effective January 1, 2003, and as a result recorded a charge to earnings for the cumulative effect of this change in accounting of $76 thousand after taxes. The quarterly impact of the adoption of this statement was a $3 thousand charge after taxes in first quarter of 2003 and first quarter of 2002.

The Company's net income increased to $24.5 million compared to $2.2 million in 2002. Income from continuing operations increased $1.5 million. Income from discontinued operations was $22.6 million compared to $1.8 million.

Investments In Non-Affiliated Companies

The Company participates in emerging technologies by investing in entities that invest in start-up companies. This includes indirect participation through capital venture funds such as South Atlantic Venture Fund III, South Atlantic Private Equity IV, Dolphin Communications Parallel Fund, Dolphin Communications Fund II and Burton Partnership. It also includes direct participation in companies such as NTC Communications. For those investments that eventually go public, it is the intent of the Company to evaluate whether to hold or sell parts or all of each investment on an individual basis. As of March 31, 2003, the Company held shares in two companies that are publicly traded, with the following market values: $42 thousand in Net IQ (NTIQ) with 3,744 shares held, and $91 thousand in Deutsche Telekom, AG (DT) with 8,219 shares held. Net unrealized losses on the securities available-for-sale increased $11 thousand during the first quarter of 2003 to $15 thousand, reflecting the continuing low value placed on the technology securities in the Company's portfolio and current market conditions.

Liquidity And Capital Resources

The Company generated $9.7 million in cash from operations in first quarter of 2003, compared to $4.5 million generated in first quarter of 2002. The change in cash from operations is made up of a $1.5 million increase from income from continuing operations, an increase in depreciation of $0.7 million, a reduction in receivables of $3.3 million, and $0.3 million from changes in current asset and liability accounts. The change in receivables was the result of the Company receiving $1.5 million in cash of its outstanding receivable balance from Sprint. In reviewing its cash settlement process, Sprint determined additional cash was owed to the affiliates. This receipt of cash from Sprint reduced the receivable balance from Sprint by 26.8%.

The Company's investing activity was approximately 38.0% of the level in first quarter last year. Total investing was $2.1 million for the first quarter of 2003, versus $5.4 million used in first quarter 2002. Capital spending was $2.0 million, a decrease of $3.8 million or 65.1% compared to first quarter last year. The capital budget for 2003 is approximately $19.4 million, and management anticipates the rate of spending will increase over the remaining three quarters of 2003.

The Company's current financing activities include the payment of long-term debt, and the payment of revolving debt. As cash is generated from operations, and with the cash balances available from the sale of the partnership interest, management anticipates there will be a limited need to borrow on the Company's revolving debt facilities for the remainder of the year. The Company presently has the financial strength to consider investment or acquisition opportunities that may arise as the telecommunications industry works through its financial difficulties.

The Company's two principal sources of funds for financing expansion activities and operations are internally generated funds and cash equivalents, the latter primarily derived from the proceeds from the sale of the VA 10 RSA partnership interest. As of March 31, 2003 the Company has the $33.8 million invested in cash equivalents comprised of liquid, low risk,

United States government and agency instruments. The Company selected numerous funds, and several managers to reduce its exposure to fund and management risk. Approximately $12 million of this amount will be used in 2003 for tax payments associated with the partnership sale. The $5 million escrow funds are also invested in similar instruments, although the Company cannot access those funds for two years from the close date, which was February 28, 2003.

The Company has a $20.0 million revolving line of credit with CoBank scheduled to mature November 1, 2003. There were no outstanding balances on the $20.0 million facility as of March 31, 2003. Given the Company's current levels of cash equivalents, the Company elected to terminate this line of credit effective May 15, 2003. The Company's outstanding long-term CoBank debt is $40.1 million, all of which is at fixed rates ranging from approximately 6% to 8%. The weighted average rate of the CoBank debt at March 31, 2003 was approximately 7.6%. The stated rate excludes patronage credits that are paid to CoBank borrowers after CoBank's year-end. During the first quarter of 2003, the Company received patronage credits of approximately 60 basis points on its outstanding CoBank debt balance. Repayment of the CoBank long-term debt facilities requires monthly payments on the debt through September 2013. There are three financial covenants tied to these facilities. These are measured at the end of the quarter, based on a trailing 12-month basis and are calculated on continuing operations. The ratio of total debt to operating cash flow, which must be 3.5 or lower, was 1.3. The equity to total assets ratio, which must be 35% or higher, was 52%. The ratio of operating cash flow to scheduled debt service, which must exceed 2.0, was 4.5.

The Company has long-term debt with RUS/RTB that totals $7.1 million at the end of March 2003, with maturities through 2019. The weighted average interest rate on the RUS/RTB debt is approximately 6.03%, down from 6.51% as a result of repaying several notes with higher rates of interest. There were no prepayment penalties incurred with the repayment of $3.8 million on these notes in March 2003.

As part of the cash management services provided by SunTrust Banks, the Company maintains an unsecured line of credit for $2.5 million to cover temporary variations in liquidity. The Company made numerous payments on the line during the quarter and there was no balance outstanding at March 31, 2003. The interest rate on this facility is variable. The Company is evaluating the need to renew this facility because of the liquidity available for the remainder of 2003. Management may determine that this line of credit is not necessary at this time.

Year-to-date capital spending was $2.0 million, compared to a total capital budget for the year of approximately $19.4 million. Major projects in the year-to-date spending primarily include enhancements to the PCS network. Management expects cash flow from operations and current cash and cash equivalent balances will provide the Company with adequate capital resources for the remainder of 2003.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate primarily to changes in interest rates on instruments held to maturity. Our interest rate risk involves two components. The first component is outstanding debt with variable rates, which for the foreseeable future will likely be limited to temporary draws on the SunTrust cash management facility. As of March 31, 2003, the Company did not have any variable rate debt outstanding. The Company's remaining debt has fixed rates through its maturity. A 10% decline in interest rates would increase the fair value of the fixed rate debt by approximately $1.6 million.

The second component of interest rate risk is temporary excess cash, primarily invested in overnight investments. Available cash will continue to be used to repay existing and anticipated new debt obligations when economically beneficial, maintain and upgrading capital equipment, fund ongoing operating expenses, and fund potential dividends to the Company's shareholders. With its current level of available cash and cash equivalents, the Company is positioned to evaluate potential investment or acquisition opportunities that may arise. Management does not view either market risk as having a significant impact on the Company's results of operations.

ITEM 4.  Controls and Procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the President and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Since the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

             There were four Form 8-Ks filed for the three months ended March 31, 2003, as set forth below:

             Filing Date of Report    Item Reported

             January 22, 2003         Item 9 (press release announcing receipt
                                      of approvals required for the proposed
                                      sale of the Company's Virginia 10 RSA
                                      Limited Partnership interest to Verizon)

             February 28, 2003        Item 9 (press release announcing the 2002
                                      year end results)

             February 28, 2003        Item 9 (press release announcing the
                                      completion of the sale of the Virginia 10
                                      RSA Limited Partnership interest to
                                      Verizon)

             March 17, 2003           Items 2 and 7 (sale of assets and the
                                      discontinuance of operations of the
                                      Virginia 10 RSA Limited Partnership,
                                      including pro forma financial statements of the Company as of December 31, 2001 and for the period ended September 30, 2002)


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003                             /S/ CHRISTOPHER E. FRENCH
                                                -------------------------
                                                Christopher E. French
                                                President and
                                                Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003                             /S/ LAURENCE F. PAXTON
                                                ----------------------
                                                Laurence F. Paxton
                                                Vice President-Finance and
                                                Chief Financial Officer

             SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             SHENANDOAH TELECOMMUNICATIONS COMPANY
             (Registrant)

May 13, 2003 /s/ CHRISTOPHER E. FRENCH
                 Christopher E. French
                 President

May 13, 2003 /s/ LAURENCE F. PAXTON
                 Laurence F. Paxton
                 Vice President - Finance