Form 10-Q
period 2003-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2003-08-11
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Three and Six Month Period Ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                                  Number 0-9881

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)

           Virginia                                             54-1162807
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

     PO Box 459, Edinburg, Virginia                               22824
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

            YES |X|           NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2003 set forth below:

          Class                                     Outstanding at July 31, 2003
--------------------------                          ----------------------------
Common Stock, No Par Value                                3,789,758 Shares

         SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARY COMPANIES
                                     INDEX

                                                                                   Page
                                                                                Numbers
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Balance Sheets
               June 30, 2003 and December 31, 2002                              3-4

          Unaudited Condensed Consolidated Statements of Income for the
               Three and Six Months Ended June 30, 2003 and 2002                5-6

          Unaudited Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 2003 and 2002                          7

          Unaudited Condensed Consolidated Statements of
               Shareholders' Equity and Comprehensive Income
               for the Six Months Ended June 30, 2003 and the
               Year Ended December 31, 2002                                     8

          Notes to Unaudited Condensed Consolidated
               Financial Statements                                             9-13

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                    14-26

Item 3.   Quantitative and Qualitative Disclosures about Market Risk            26

Item 4.   Controls and Procedures                                               26 - 27

PART II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders                   27

Item 6.   Exhibits and Reports on Form 8-K                                      27

          Signatures                                                            28

          Exhibit Index                                                         29

          Exhibit 31                                                            30 - 31

          Exhibit 32                                                            32

Item 1. FINANCIAL STATEMENTS

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                     June 30,       December 31,
Assets                                                 2003             2002
                                                     --------       ------------
Current Assets
  Cash and cash equivalents                          $ 31,735         $  2,209
  Accounts receivable, net                              5,341            7,536
  Income tax receivable                                    --               12
  Materials and supplies                                1,733            1,787
  Prepaid expenses and other                            2,028            2,205
  Deferred income taxes                                 1,877            1,197
  Assets held for sale                                     --            5,548
                                                     --------         --------
Total current assets                                   42,714           20,494

Securities and investments
  Available-for-sale securities                           183              151
  Other investments                                     7,005            7,272
                                                     --------         --------
Total securities and investments                        7,188            7,423

Property, plant and equipment, net                    128,470          132,152

Other Assets
  Cost in excess of net assets of business
   acquired                                             3,313            3,313
  Deferred charges and other assets, net                  563              622
  Escrow account (Note 8)                               5,000               --
                                                     --------         --------
Total other assets                                      8,876            3,935
                                                     --------         --------

Total Assets                                         $187,248         $164,004
                                                     ========         ========

                                   (continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)

                                                     June 30,       December 31,
Liabilities and Shareholders' Equity                   2003             2002
                                                     --------       ------------
Current Liabilities
  Current maturities of long-term debt               $  4,154        $   4,482
  Notes payable                                            --            3,503
  Accounts payable                                      4,657            5,003
  Advance billings and deposits                         3,513            3,538
  Income taxes payable                                  7,187               --
  Liabilities held for sale                                --              542
  Other current liabilities                             3,298            2,832
                                                     --------        ---------
Total current liabilities                              22,809           19,900

Long-term debt, less current maturities                41,256           47,561

Other Liabilities
  Deferred income taxes                                18,188           15,859
  Pension & other                                       2,553            2,441
                                                     --------        ---------
Total other liabilities                                20,741           18,300

Minority interests in discontinued operations              --            1,666

Shareholders' Equity
  Common stock                                          5,563            5,246
  Retained earnings                                    96,862           71,335
  Accumulated other comprehensive income (loss)            17               (4)
                                                     --------        ---------
Total shareholders' equity                            102,442           76,577

                                                     --------        ---------
Total Liabilities and Shareholders' Equity           $187,248        $ 164,004
                                                     ========        =========

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                        Three months ended           Six months ended
(in thousands, except per share data)                        June 30,                    June 30,
                                                        2003          2002          2003          2002
                                                      --------------------------------------------------
Operating Revenues
  Wireless                                            $ 16,769      $ 13,793      $ 32,403      $ 25,547
  Wireline                                               6,309         6,899        13,948        14,320
  Other revenues                                         1,766         1,495         3,440         3,016
                                                      --------------------------------------------------
  Total revenues                                        24,844        22,187        49,791        42,883

Operating Expenses
  Cost of goods and services                             2,624         1,920         4,913         4,569
  Network operating costs                                8,680         8,341        16,727        15,388
  Depreciation and amortization                          4,127         3,489         8,148         6,833
  Selling, general and administrative                    7,011         5,819        13,451        11,159
                                                      --------------------------------------------------
Total operating expense                                 22,442        19,569        43,239        37,949
                                                      --------------------------------------------------
Operating Income                                         2,402         2,618         6,552         4,934

Other Income (expense):
    Non-operating income, net                              142            68           223           188
    Gain (loss) on investments, net                          8        (8,221)         (197)       (8,914)
    Interest expense                                      (897)       (1,052)       (1,851)       (2,120)
                                                      --------------------------------------------------
Income before income taxes, discontinued
    operations and cumulative effect                     1,655        (6,587)        4,727        (5,912)
Income tax provision                                      (611)        2,603        (1,752)        2,298
                                                      --------------------------------------------------
Income from continuing operations                     $  1,044      $ (3,984)     $  2,975      $ (3,614)

Income from discontinued operations, net of
    income taxes                                            --      $  1,870      $ 22,628      $  3,656
Cumulative effect of a change in accounting,
    net of income taxes                                     --            --           (76)           --
                                                      --------------------------------------------------
Net income                                            $  1,044      $ (2,114)     $ 25,527      $     42
                                                      ==================================================

Net income per share, basic
     Continuing operations                            $   0.28      $  (1.06)     $   0.79      $  (0.96)
     Discontinued operations, net of income taxes           --          0.50          5.97          0.97
     Cumulative effect of a change in accounting,
          net of income taxes                               --            --         (0.02)           --
                                                      --------------------------------------------------
 Total net income per share, basic                    $   0.28      $  (0.56)     $   6.74      $   0.01
                                                      ==================================================

Net income per share, diluted
     Continuing operations                            $   0.27      $  (1.06)     $   0.78      $  (0.96)
     Discontinued operations, net of income taxes           --          0.50          5.96          0.97
     Cumulative effect of a change in accounting,
          net of income taxes                               --            --         (0.02)           --
                                                      --------------------------------------------------
 Total net income per share, diluted                  $   0.27      $  (0.56)     $   6.72      $   0.01
                                                      ==================================================

Weighted average shares outstanding, basic               3,785         3,769         3,785         3,768
                                                      ==================================================
Weighted average shares, diluted                         3,803         3,769         3,797         3,768
                                                      ==================================================

                                   (continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)

                                                         Three months       Six months
(in thousands, except per share data)                       ended             ended
                                                           June 30,          June 30,
                                                             2002              2002
                                                          ---------------------------
Pro forma amounts assuming the Company
   adopted FAS 143 retroactively:

Pro forma income (loss) from continuing operations        $  (3,987)        $  (3,620)
Discontinued operations, net of income taxes                  1,870             3,656
                                                          ---------------------------
Pro forma net income (loss)                               $  (2,117)        $      36
                                                          ===========================

Pro forma net income (loss) per share, basic
Pro forma income (loss) from continued operations         $   (1.06)        $   (0.96)
Discontinued operations, net of income taxes                   0.50              0.97
                                                          ---------------------------
Pro forma net income (loss) per share, basic              $   (0.56)        $    0.01
                                                          ===========================

Pro forma net income (loss) per share, diluted
Pro forma income from continuing operations               $   (1.06)        $   (0.96)
Discontinued operations, net of income taxes                   0.50              0.97
                                                          ---------------------------
Pro forma net income (loss) per share, diluted            $   (0.56)        $    0.01
                                                          ===========================

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                            Six months ended
                                                                June 30,
                                                           2003          2002
                                                         ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income (loss) from continuing operations               $  2,975      $ (3,614)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                             8,145         6,830
   Amortization                                                 3             3
   Deferred income taxes                                    1,683        (2,016)
   (Gain) loss on investments                                (161)        8,453
   Net loss from patronage and equity investments             288           172
   Loss on disposal of equipment                               29           121
   Other                                                      (81)          794
  Changes in current assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                     2,195        (2,669)
    Materials and supplies                                     54           775
   Increase (decrease) in
    Accounts payable                                         (346)        1,569
    Other prepaids, deferrals and accruals                  1,047        (1,066)
                                                         ----------------------
Net cash provided by operating activities                  15,831         9,352

Cash Flows from Investing Activities
  Purchases of property, plant & equipment                 (4,398)      (14,835)
  Purchases of other investments                             (384)       (1,371)
  Proceeds from investment activities                         513         1,714
  Proceeds from disposal of assets                             33            65
                                                         ----------------------
Net cash used in investing activities                      (4,236)      (14,427)

Cash Flows from Financing Activities
  Proceeds from revolving debt facilities                      --         1,846
  Payments on long-term debt and revolving loan           (10,136)       (2,183)
  Proceeds from issuance of common stock upon
    exercise of stock options                                 317            64
                                                         ----------------------
Net cash used in financing activities                      (9,819)         (273)
                                                         ----------------------
Net provided by (used in) continuing operations             1,776        (5,348)

Net cash provided by discontinued operations               27,750         3,568
                                                         ----------------------
Net increase (decrease) in cash and cash equivalents       29,526        (1,780)

Cash and Cash Equivalents
  Beginning                                                 2,209         2,037
                                                         ----------------------
  Ending                                                 $ 31,735      $    257
                                                         ======================

Cash paid for:
           Interest  paid                                $  1,911      $  2,173
           Income taxes (net of refunds)                 $  7,085      $     83


See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands)

                                                                                             Accumulated
                                                                                                Other
                                                                 Common        Retained     Comprehensive
                                                   Shares         Stock        Earnings     Income (Loss)      Total
                                                   -------------------------------------------------------------------
Balance, December 31, 2001                          3,765        $4,950        $ 69,610         $ 42         $  74,602

  Comprehensive income:
   Net income                                          --            --           4,519           --             4,519
   Net unrealized change in
     securities available-for-sale,
     net of tax of $ 29                                --            --              --          (46)              (46)
                                                                                                             ---------
        Total comprehensive income                                                                               4,473

 Dividends declared ($ 0.74 per share)                                           (2,794)                        (2,794)
  Common stock issued through the
     exercise of incentive stock options
     and stock grants                                  11           296              --           --               296
                                                   -------------------------------------------------------------------
Balance, December 31, 2002                          3,776        $5,246        $ 71,335         $ (4)        $  76,577

(unaudited) Comprehensive income:
   Net income                                          --            --          25,527           --            25,527
   Net unrealized change in securities
     available-for-sale, net of tax of $(12)           --            --              --           21                21
                                                                                                             ---------
        Total comprehensive income                                                                              25,548

Common stock issued through the
     exercise of incentive stock options               13           317              --           --               317
                                                   -------------------------------------------------------------------
Balance, June 30, 2003                              3,789        $5,563        $ 96,862         $ 17         $ 102,442
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

Grants of options under the Plan are accounted for following the APB Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized under the Plan. Had compensation expense been recorded based on fair values of the awards at the grant date (the method prescribed in SFAS No. 123), reported net income and earnings per share would have been reduced to the pro forma amounts shown in the following table for the three and six months ended June 30:

                                                  ---------------------------------------------
            (in thousands, except                  Three months ended         Six months ended
              per share amounts)                        June 30,                  June 30
                                                  ---------------------------------------------
Net Income (loss)                                  2003         2002          2003        2002
      As reported                                 $1,044      $(2,114)      $25,527      $   42
      Pro forma                                      989       (2,166)       25,419         (64)

Earnings (loss) per share, basic and diluted
      As reported, basic                          $ 0.28      $ (0.56)      $  6.74      $ 0.01
      As reported, diluted                          0.27        (0.56)         6.72        0.01
      Pro forma, basic                              0.26        (0.57)         6.72       (0.02)
      Pro forma, diluted                            0.26        (0.57)         6.69       (0.02)

4. Basic net income per share was computed on the weighted average number of shares outstanding. Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options. The Company reported a loss from continuing operations for the three and six month periods ended June 30, 2003, therefore diluted net income (loss) per share is the same as basic net income (loss) per share for those periods because including any potentially dilutive securities would be antidilutive to the net loss per share. There were no adjustments to net income in the computation of dilutive net income per share for any period.

5. The Company has identified nine reporting segments based on the products and services each provide. Each segment is managed and evaluated separately because of diverse technologies and marketing strategies. A summary of unaudited external operating revenues, internal operating revenues, operating income
(loss), income (loss) from continuing operations, income from discontinued operations, cumulative effect of accounting change, and net income (loss) of each segment is as follows for the three and six months ended June 30, 2003 and June 30, 2002.

                                                         For the three months ended June 30, 2003
                                                                                  Income
                                                                Operating      (loss) from       Income from
In thousands                      External       Internal         Income        continuing       discontinued   Net income
(unaudited)                       Revenues       Revenues         (loss)        operations        operations      (loss)
                                  ----------------------------------------------------------------------------------------
Holding                           $    --        $    --         $  (173)        $   110              --         $   110
PCS                                16,056              1            (426)           (788)             --            (788)
Telephone                           4,685            764           1,911           1,135              --           1,135
ShenTel Service                     1,747             75             284             150              --             150
Cable TV                            1,109              1             215              45              --              45
Mobile                                713            305             368             252              --             252
Long Distance                         330              0              80              51              --              51
Network                               185             39             149              92              --              92
ShenTel Communications                 15             --              (6)             (4)             --              (4)
Leasing                                 4             --               1               1              --               1
                                  --------------------------------------------------------------------------------------
Combined totals                    24,844          1,185           2,403           1,044              --           1,044
Inter-segment eliminations             --         (1,185)             (1)             --              --              --
                                  --------------------------------------------------------------------------------------
Consolidated totals               $24,844        $    --         $ 2,402         $ 1,044              --         $ 1,044
                                  ======================================================================================

                                                         For the three months ended June 30, 2002
                                                                                  Income
                                                                Operating      (loss) from       Income from
In thousands                      External       Internal         Income        continuing       discontinued   Net income
(unaudited)                       Revenues       Revenues         (loss)        operations        operations      (loss)
                                  ----------------------------------------------------------------------------------------
Holding                           $    --        $    --         $  (119)        $(4,873)             --         $(4,873)
PCS                                13,182             12            (623)           (932)             --            (932)
Telephone                           5,339            802           2,712           1,544              18           1,562
ShenTel Service                     1,487             85              18             (13)             --             (13)
Cable TV                            1,083             --             307              92              --              92
Mobile                                611            448             464              16           1,870           1,886
Long Distance                         270            156             163             100              --             100
Network                               207             26             150              93              --              93
ShenTel Communications                  3             --             (18)            (13)             --             (13)
Leasing                                 5             --            (141)              2              --               2
                                  --------------------------------------------------------------------------------------
Combined totals                    22,187          1,529           2,913          (3,984)          1,888          (2,096)
Inter-segment eliminations             --         (1,529)           (295)             --             (18)            (18)
                                  --------------------------------------------------------------------------------------
Consolidated totals               $22,187        $    --         $ 2,618         $(3,984)        $ 1,870         $(2,114)
                                  ======================================================================================

                                                           For the six months ended June 30, 2003
                                                                          Income (loss)                  Cumulative
                                                             Operating        from        Income from    effect of
In thousands                     External     Internal         Income      continuing     discontinued   accounting    Net income
(unaudited)                      Revenues     Revenues         (loss)      operations      operations      change        (loss)
                                 ------------------------------------------------------------------------------------------------
Holding                          $    --       $    --        $  (313)       $    63        $     --        $ --        $     63
PCS                               31,032            --           (731)        (1,472)             --          --          (1,472)
Telephone                         10,688         1,498          5,484          3,297              12          --           3,309
ShenTel Service                    3,406           155            654            359              --          --             359
Cable TV                           2,206             2            461            118              --          --             118
Mobile                             1,371           605            626            246          22,628         (76)         22,798
Long Distance                        671           127            286            182              --          --             182
Network                              383            70            304            188              --          --             188
ShenTel Communications                26             1            (14)            (8)             --          --              (8)
Leasing                                8            --              2              2              --          --               2
                                 -----------------------------------------------------------------------------------------------
Combined totals                   49,791         2,458          6,759          2,975          22,640         (76)         25,539
Inter-segment eliminations            --        (2,458)          (207)            --             (12)         --             (12)
                                 -----------------------------------------------------------------------------------------------
Consolidated totals              $49,791       $    --        $ 6,552        $ 2,975        $ 22,628        $(76)       $ 25,527
                                 ===============================================================================================

                                                           For the six months ended June 30, 2002
                                                                          Income (loss)                  Cumulative
                                                             Operating        from        Income from    effect of
In thousands                     External     Internal         Income      continuing     discontinued   accounting    Net income
(unaudited)                      Revenues     Revenues         (loss)      operations      operations      change        (loss)
                                 ------------------------------------------------------------------------------------------------
Holding                          $    --       $    --        $  (275)       $(5,232)       $     --        $ --        $ (5,232)
PCS                               24,343            21         (2,384)        (2,490)             --          --          (2,490)
Telephone                         11,136         1,472          6,108          3,473              36          --           3,509
ShenTel Service                    3,002           174            191             14              --          --              14
Cable TV                           2,170             1            615            196               1          --             197
Mobile                             1,204           768            859             --           3,656          --           3,656
Long Distance                        543           307            324            199              --          --             199
Network                              471            58            373            235              --          --             235
ShenTel Communications                 3            --            (21)           (13)             --          --             (13)
Leasing                               11            --           (276)             4              --          --               4
                                 -----------------------------------------------------------------------------------------------
Combined totals                   42,883         2,801          5,514         (3,614)          3,693          --              79
Inter-segment eliminations            --        (2,801)          (580)            --             (37)         --             (37)
                                 -----------------------------------------------------------------------------------------------
Consolidated totals              $42,883       $    --        $ 4,934        $(3,614)       $  3,656        $ --        $     42
                                 ===============================================================================================

The Company's assets by segment as of June 30, 2003, December 31, 2002, and June 30, 2002 are as follows:

In thousands                           June 30,      December 31,      June 30,
(unaudited)                              2003            2002            2002

Holding                               $ 142,828       $ 112,765       $ 115,140
PCS                                      67,811          71,256          72,684
Telephone                                57,903          59,554          57,451
ShenTel Service                           6,365           6,255           6,459
Cable TV                                 10,782          10,961          10,891
Mobile                                   16,826          17,482          18,848
Long Distance                               570             343             225
Network                                   1,284           1,084           1,051
ShenTel Communications                      110             115             120
Leasing                                     187             187             182
                                      -----------------------------------------
Combined totals                       $ 304,666       $ 280,002       $ 283,051
Inter-segment eliminations             (117,418)       (115,998)       (116,976)
                                      -----------------------------------------
Consolidated totals                   $ 187,248       $ 164,004       $ 166,075
                                      =========================================

6. Comprehensive income includes net income along with net unrealized gains and losses on the Company's available-for-sale investments. A summary of the unaudited results follow:

In thousands                      For the three months ended    For the six months ended
                                           June 30,                     June 30,
                                     2003           2002            2003        2002
                                  ------------------------------------------------------
Net income (loss)                   $1,044        $(2,114)        $25,527        $ 42
Net unrealized income (loss)            33          1,756              21         (33)
                                    -------------------------------------------------
Comprehensive income                $1,077        $  (358)        $25,548        $  9
                                    =================================================

7. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

8. On February 28, 2003, the Company completed the sale of its 66% interest in the Virginia 10 RSA Limited Partnership for $37.0 million. At closing, the Company received cash of $33.7 million, which included $1.7 million related to the Company's portion of the partnership's working capital as of the closing date. As part of the sales agreement, $5.0 million was paid into an escrow account for a period of two years to offset certain liabilities of the partnership that may arise which relate to its operation during the Company's management of the partnership. The Company recorded a gain on the sale of $21.5 million after taxes, and has recorded the transaction as a component of the discontinued operations in the condensed consolidated statements of income for the six-month period ended June 30, 2003.

9. The Company adopted Statements of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it becomes a legal obligation. The impact of the adoption of this statement is reflected as a cumulative effect of a change in accounting on the condensed consolidated statements of income for the six-month period ended June 30, 2003. The impact of the adoption of SFAS No. 143 was the recording of a capitalized asset retirement obligation of $158 thousand, the related accumulated depreciation of $32 thousand, the present value of the future removal obligation of $249 thousand, and the cumulative effect of the accounting change of $76 thousand after taxes recorded on the income statement.

The Company recorded the retirement obligation on towers owned where there is a legal obligation to remove the tower at the time the Company discontinues its use. The obligation was estimated based on the size of the tower. The Company's cost to remove the towers is accrued over the life of the tower. The pro forma liability on January 1, 2002 would have been $236 thousand, and was $249 thousand on December 31, 2002. On June 30, 2003, the liability was $258 thousand. The current year to date expense for the accretion and depreciation related to the adoption of SFAS No.143 is approximately $10 thousand before taxes.

10. Effective May 15, 2003, because of the Company's enhanced liquidity resulting from the asset sale described in Note 8, the Company elected to terminate its $20.0 revolving line of credit with CoBank and also terminated its $2.5 million revolving line of credit with SunTrust Bank.

11. The Company will adopt Emerging Issues Task Force 00-21,"Revenue Arrangements with Multiple Deliverables", (EITF 00-21) in the third quarter of 2003. The Company is evaluating the transition method it will use, but does not expect the adoption of EITF 00-21 to have a material impact on the Company's results of operations or financial position.

12. During the second quarter, the Company adopted a Supplemental Executive Retirement Plan for certain executives of the Company. The plan is an unfunded defined benefit plan, with any benefits to be paid out of general corporate funds. The expense related to this plan is not significant for the three-month period ended June 30, 2003.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This management's discussion and analysis includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements. All statements regarding Shenandoah Telecommunications Company's expected future financial position and operating results, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements. We cannot assure you that the Company's expectations expressed or implied in these forward-looking statements will turn out to be correct. The Company's actual results could be materially different from its expectations because of various factors, including those discussed below and under the caption "Business--Risk Factors" in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2002. The following management's discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2002 and the financial statements and related notes thereto.

      Unless indicated otherwise, dollar amounts over $1 million have been rounded to the nearest hundred thousand dollars and dollar amounts of less than $1 million have been rounded to the nearest thousand dollars.

Overview

Shenandoah Telecommunications Company and subsidiaries (the "Company") provide telephone service, long distance, personal communications service (PCS), cable television, unregulated telecommunications equipment and services, internet access, paging, and digital subscriber loop (DSL) services. In addition, through its subsidiaries, the Company leases towers and operates and maintains an interstate fiber optic network. Competitive local exchange carrier (CLEC) services are currently being offered on a limited basis. The Company's operations are principally located along the Interstate 81 corridor from the Northern Shenandoah Valley of Virginia through West Virginia, Maryland, and into South Central Pennsylvania.

The Company reports revenues in three categories; wireless, wireline and other. These revenue classifications are defined as follows: Wireless revenues are made up of Shenandoah Personal Communications Company (PCS), and the Mobile Company, including tower revenues. The wireline revenues include the following subsidiary revenues in the financial results: the Telephone Company, the Network Company, the Cable Television Company, and the Long Distance Company. Other revenues are comprised of the revenues of ShenTel Service Company, the Leasing Company, ShenTel Communications Company, and the Holding Company.

Selected Operating Statistics

The following table shows selected operating statistics of the Company for the most recent five quarters. This information is unaudited, and is provided as a supplement to the financial statements.

                                                         Three Month Period Ended
(Unaudited)                               June 30,    Mar 31,     Dec 31,     Sep 30,     Jun 30,
                                            2003        2003        2002        2002        2002
                                          -------------------------------------------------------
Telephone Access Lines                     24,972      24,903      24,879      24,933      24,859
CATV Subscribers                            8,750       8,704       8,677       8,707       8,729
Internet Subscribers dial-up               17,798      18,174      18,050      18,022      17,866
DSL Subscribers                             1,080         852         646         537         434
Digital PCS Subscribers                    77,398      72,480      67,842      62,434      59,962
Paging Subscribers                          2,315       2,805       2,940       3,002       3,071
Long Distance Subscribers                   9,520       9,312       9,310       9,338       9,316
Fiber Route Miles                             552         552         549         543         543
Total Fiber Miles                          28,739      28,729      28,403      28,243      28,243
Long Distance Calls (000)             (1)   5,001       5,074       5,969       6,138       5,949
Total Switched Access Minutes (000)        51,124      48,380      46,627      46,525      42,816
Originating Switched Access MOU (000)      18,343      18,685      18,476      19,225      18,341

CDMA Base Stations (sites)                    246         240         237         231         220
Towers (100 foot and over)                     73          72          72          72          72
Towers (under 100 foot)                        10          10          10          10          10

(See (2) for definitions of terms)
PCS Market POPS (000)                       2,048       2,048       2,048       2,048       2,048
PCS Covered POPS (000)                      1,574       1,574       1,555       1,555       1,512
PCS ARPU (ex. Travel)                     $ 52.84     $ 52.22     $ 51.38     $ 53.58     $ 49.93
PCS Travel rev. per sub                   $ 17.18     $ 17.39     $ 31.21     $ 31.90     $ 26.56
PCS Ave. mgmt. Fee per sub                $  4.58     $  4.40     $  4.64     $  4.29     $  3.99
PCS Ave. monthly churn %                     1.90%       2.30%       3.40%       4.00%       3.21%
PCS CPGA                                  $376.98     $276.97     $390.66     $344.77     $281.79
PCS CCPU                                  $ 44.23     $ 45.87     $ 53.52     $ 53.93     $ 48.26

(1) - Originated by customers of the Company's Telephone subsidiary

(2) - POPS refers to the estimated population of a given geographic area.
      Market POPS are those within a market area, and Covered POPS are those covered by the network's service area. ARPU is Average Revenue Per User, before travel, roaming revenue, and management fee, net of adjustments divided by average subscribers. PCS Travel revenue includes roamer revenue and is divided by average subscribers. PCS Average management fee per subscriber is 8 % of collected revenue paid to Sprint, excluding travel revenue. PCS Ave Monthly Churn is the average of three monthly calculations of deactivations (excluding returns less than 30 days) divided by beginning of period subscribers. CPGA is Cost Per Gross Add, and includes selling costs, product costs, and advertising costs. CCPU is Cash Cost Per User, and includes network, customer care and other costs.

Recent Developments

In recent years, the principal source of the Company's revenues has shifted from traditional wireline revenues to wireless and other revenues. For the three months ended June 30, 2003, wireless revenue was 67.5% of total revenue, wireline revenue contributed 25.4% of total revenue, and other revenue was 7.1% of total revenue. These results compare to 62.2% for wireless, 31.1% for wireline and 6.7% for other, for the three months ended June 30, 2002.

The Company's strategy in the last several years has been to expand its services and the geographic areas served. This strategy has been implemented primarily through enhancing the PCS network, using CDMA technology, under the national brand of Sprint. The Company's efforts to market its services in the expanded PCS network area contributed to new subscribers purchasing phones and services which continued to increase revenues during the first six months of 2003. The Company had 246 PCS CDMA base stations in service at June 30, 2003, compared to 220 base stations in service June 30, 2002. This increase in base stations is primarily the result of supplementing the network capacity and extending coverage along highly traveled secondary roads in the Company's market areas. The Company's primary focus has shifted from building the initial PCS network to improving service and operating the network in an effective manner to provide quality service to the subscribers and to improve operating results.

As previously reported, a further reduction in the Sprint travel rate took effect January 1, 2003. The rate decreased from $0.10 per minute to $0.058 per minute for payable and receivable minutes. The Company is in a net travel receivable position of $1.4 million for the current quarter, compared to $1.3 million for the same quarter last year, including the long distance portion of that traffic.

As discussed in the Company's annual report on Form 10-K for the 2002 year, the Company experienced a shift in PCS customer additions from prime to sub-prime credit classes in late 2001 and early 2002, associated with the Sprint Clear Pay no-deposit program. To limit additional exposure to bad debt expense and customer churn (customer disconnects), the Company initiated a deposit of $125 in April 2002 for credit challenged prospective customers. As a result of the increase in sub-prime customers prior to April 2002, the Company experienced high rates of churn and bad debt expense for much of 2002. In the second quarter of 2003 the Company's average churn rate declined to 1.90%, down from 2.30% in first quarter 2003, and 3.40% at the end of fourth quarter 2002. This was the third quarter in a row of improvement in the churn measure and bad debt expense. Bad debt expense increased significantly in the third and fourth quarters of 2002, as a downstream result of the Clear Pay no-deposit program suspended in April 2002. Bad debt expense for the PCS operation, as a percentage of service revenues, was 12.5% in fourth quarter 2002, 8.7% in first quarter 2003 and 6.0% in second quarter 2003. There is no certainty that the improving bad debt and churn trends will continue in the future.

The liquidity position of the Company improved during the first quarter of 2003, due principally to the sale of the Company's 66% interest in the Virginia 10 RSA partnership. At the close of this transaction on February 28, 2003, the Company received $37.0 million, of which $5.0 million was placed in escrow. In addition to the initial proceeds of $32.0 million, the Company received $1.7 million for working capital adjustments. The proceeds have been invested in low risk, highly liquid federal government instruments. The Company will pay approximately $12.0 million in taxes on the transaction this year, of which approximately $5.9 million have been paid through June 30, 2003. The remaining $6.1 million of taxes will be paid in two equal installments in September and December of 2003. Additional taxes will be due on the $5 million held in escrow upon the release of the funds to the Company at the termination of the escrow arrangement, in 2005. The Company liquidated $6.0 million of short-term investments from the proceeds of the sale of the Virginia 10 RSA partnership proceeds to pay income taxes on the transaction. The Company's ratio of total debt to total assets ended the quarter at 24.3%, compared to 24.4% at March 31, 2003 and 33.8% at December 31, 2002.

In addition to the Virginia 10 RSA transaction discussed above, the Company's cash was impacted by a slower than expected capital spending rate for the first half of 2003. The Company repaid $10.1 million in total debt during the first six months of 2003, of which $2.0 million was for scheduled debt payments, $4.6 million was a prepayment of fixed rate debt and the remaining $3.5 million was the payment of revolving term debt. The capital spending and debt retirement were accomplished from funds generated through operations.

Operating Risks

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

In its previous report on Form 10Q filed in May 2003, the Company noted it may need to prematurely retire up to 205 of its current PCS base stations. The Company has recently been informed by Lucent, the equipment provider, that this equipment will be supported into 2008. Current depreciation rates will result in these assets being fully depreciated prior to that date. Lucent has offered significant price discounts to accelerate the replacement of this equipment. The Company is evaluating whether to take advantage of these price discounts to upgrade the PCS network in the near future.

The net balance of PCS travel revenue and expense could change significantly due to changes in service plan offerings, changes in the travel settlement rate, changes in travel habits by the subscribers in the Company's market areas or other Sprint subscribers and numerous other factors beyond the Company's control. The Company is continuing to monitor the financial strength of the other public affiliates of Sprint, as their ability to maintain their segment of the Sprint network may impact the ability of the Company to add new subscribers in the Company's market area.

The Company's PCS churn rate, bad debt expense and handset upgrades for existing customers are items that can individually or collectively have a material adverse impact on the operating results of the Company. Although recent trends of churn and bad debt expense have been favorable for the first six months of 2003, the handset upgrade costs increased to $7.41 per average subscriber per month for second quarter of 2003 compared to $3.88 per average subscriber per month in the first quarter of 2003. This increase in handset upgrade cost is the result of existing subscribers upgrading their handsets for newer models with features not available on the old handset.

Wireless Local Number Portability (WLNP) will permit a subscriber to change wireless service providers in the same market area while retaining their existing telephone number. This Federal Communications Commission mandate is scheduled to be effective in late fall 2003. As a result of WLNP, portions of the PCS subscriber base may migrate to other wireless providers, thereby contributing to increased churn. Alternatively, the implementation of WLNP may allow us to attract subscribers from other wireless providers.

The Company does not have significant control over the service plan mixes offered to Sprint customers in the competitive wireless telecommunications industry. As a result, the plans offered may have a material adverse effect on the Company's results of operations.

The Company's access revenue may be adversely impacted by legislative or regulatory action that decrease access rates or exempt certain traffic from paying access to the Company's regulated telephone network. During the second quarter of 2003, the Company reduced access revenue by $1.5 million due to two of the Company's inter-exchange customers filing disputes related to certain charges the Company billed for access to the Company's switching facilities and the local exchange network. The disputes cover a two-year period beginning in 2001 through and including the current quarter of 2003. The total amount of the reduction related to the current quarter is $0.4 million with the six-month reduction for 2003 at $0.7 million. The amount of the reduction that relates to billings in the second quarter and the first six months of 2002 is $0.2 million and $0.3 million, respectively. This dispute has not been resolved. The Company will continue to adjust access revenue for these items until negotiations are concluded. Management is unable to predict the outcome of these negotiations.

In a related matter, and due to recent discussions with regulators and other industry officials in regard to access to wireless switches by inter-exchange carriers, the Company is exploring plans to pursue interconnection agreements between the inter-exchange carriers and its wireless subsidiary. This effort may result in a partial offset to the disputed access revenue charges, but until such agreements are in place no revenue has been, or will be recorded. Management is not able to project if and when these agreements may be executed.

The Company's revenue from fiber leases may be adversely impacted by further erosion in demand or in prices charged for these facilities. There is also the potential for additional bankruptcies of the Company's lease customers. The Company is monitoring each of its fiber lease customers closely to minimize the risk related to this business.

Results Of Operations Second Quarter 2003 vs. Second Quarter 2002

General

Total revenue for the second quarter of 2003 was $24.8 million, an increase of $2.6 million, or 12.0% compared to $22.2 million for the second quarter of 2002. Total revenues include wireless revenue of $16.8 million, an increase of $3.0 million or 21.6%; wireline revenues of $6.3 million, a decrease of $0.6 million, or 8.6%; and other revenues of $1.8 million, an increase of $0.3 million or 18.1%. Income from continuing operations increased $5.0 million, to $1.0 million, compared to $4.0 million loss for the same period in 2002. Income per share from continuing operations, diluted was $0.27 cents per share, compared to a loss of $1.06 per share for the same period last year.

Revenues

Wireless revenues are primarily derived from the PCS business. The PCS operation added 17,436 net subscribers since June 30, 2002, which contributed to a $2.7 million or 33.6% increase in subscriber revenue compared to the period ended June 30, 2002. Total service revenues were $10.7 million for second quarter 2003, an increase of $2.7 million or 33.6% compared to $8.0 million for second quarter 2002. As of June 30, 2003, the Company had 77,398 PCS subscribers. The Company's Average Revenue Per User (ARPU) increased 5.8% to $52.84 for the second quarter of 2003, compared to $49.93 for the second quarter of 2002, and increased 2.8% from the first quarter 2003 ARPU of $51.38. PCS travel and roamer revenue combined for the second quarter 2003 were $4.9 million, a $0.2 million or 4.0% increase compared to the travel and roaming revenue for second quarter 2002. Travel and roamer revenue growth was attributable to increased usage of the network by Sprint wireless customers residing outside of our PCS territory and other carriers' customers using the network offset by a decrease in the travel rate per minute. The travel revenue rate, set by Sprint, declined from $0.10 per minute in 2002 to $0.058 per minute as of January 1, 2003.

Wireline revenues were $6.3 million, a decrease of $0.6 million or 8.6%. Access revenue in the telephone business decreased $0.8 million, due primarily to the impact of a $1.5 million reduction in revenues recorded in the quarter, the result of two of the Company's inter-exchange customers filing disputes related to certain charges the Company billed for access to the Company's switching facilities and the local exchange network. The disputes cover a two-year period beginning in 2001 through and including the current quarter of 2003. The total amount of the reduction related to the current quarter is $0.4 million. The amount of the reduction that relates to billings in the second quarter of 2002 was $0.2 million. This dispute has not been resolved. The Company will continue to adjust access revenue for these items until negotiations are concluded, as management is currently unable to predict the outcome of these negotiations.

Other revenues were $1.8 million, an increase of $0.3 million or 18.1%. Internet revenues increased $0.1 million or 6.8%. Total Internet subscribers increased 578 or 3.2% compared to June 2002, while DSL subscribers increased 646 or 149% compared to the June 30, 2002 subscriber base, while there was a slight decline in dial-up subscribers over the same time period. The total subscriber base for the Company's dial-up and DSL Internet services was 18,878 as of June 30, 2003 compared to 18,300 as of June 30, 2002. In those areas where the Company is limited to only dial-up Internet service, the Company has recently experienced increased subscriber deactivations due to migration to competing high-speed Internet services. The 511Virginia travel information project contributed $0.3 million to the increased revenues in the second quarter of 2003, due to the new contract established with the Commonwealth of Virginia mentioned in the first quarter 10Q.

Operating Expenses

Total operating expense for second quarter 2003 was $22.4 million, an increase of $2.9 million or 14.7%, compared to $19.6 million for second quarter 2002. The increase in PCS subscribers and the expanded PCS operation were the principal factors driving costs higher.

Costs of goods and services were $2.6 million, an increase of $0.7 million or 36.7%, changing primarily due to an increase in gross additions of subscribers in the PCS operation. During the second quarter of 2003, the Company added 9,735 gross new subscribers compared to 8,602 gross new subscribers added in the second quarter 2002. This 13.2% increase in gross additions, along with sales of handset upgrades for existing subscribers, drove the PCS cost of sales higher by $0.6 million. Subscribers are purchasing new handsets to replace their existing handsets as new features become available and new services are offered that are not available on earlier model handsets. The average cost of a handset increased due to new feature additions in many of the handsets sold. Management anticipates the upgrade trend will continue, and may increase significantly in the future.

Network operating costs were $8.7 million, an increase of $0.4 million, or 4.1% compared to second quarter 2002. Increased rental costs for towers and buildings contributed $0.5 million to the increased network operating costs. Line costs in the PCS operation increased $0.1 million, while travel expense decreased nominally compared to second quarter last year. Maintenance expense and other network operating costs decreased $0.2 million, due to improved efficiencies particularly in the PCS operation.

Depreciation and amortization expense was $4.1 million, an increase of $0.6 million or 18.3% compared to $3.5 million for the second quarter of 2002, as new assets, primarily in the PCS operation, have been added to the networks. Depreciation expense has increased marginally thus far 2003, as the Company's rate of capital spending has slowed significantly from its peak in mid-2001.

Selling, general and administrative costs were $7.0 million, an increase of $1.2 million or 20.5%. Advertising, customer support and selling expenses made up $1.0 million of the increase in selling, general and administrative expenses, due to the increase in advertising and promotion activity. Billing and customer care costs incurred in the PCS operation, primarily charges from Sprint increased as a result of the increase in the total number of PCS subscribers compared to the second quarter of 2002. Administrative and other costs increased $0.4 million, due to additional staff added to support the growing Company operations. Bad debt expense decreased $0.1 million; primarily due to the lower churn rate and the reduced subscriber removals compared to previous periods. Bad debt expense was 2.6% of total revenue for the second quarter of 2003, compared to 3.4% of total revenue for second quarter of 2002. Bad debt expense for the PCS operation, as a percentage of local service revenues, was 12.5% in fourth quarter 2002, 8.7% in first quarter 2003 and 5.6% in second quarter 2003.

In the Company's PCS operation cash cost per user (CCPU) declined to $44.23, an 8.4% decrease from the second quarter of 2002. The reduction in the travel rate was responsible for part of the decrease, and the increase in total subscribers contributed to providing greater economies of scale. The Company's cost per gross add (CPGA) in the PCS business increased to $376.98 or 34.6% from second quarter of 2002, due to increased selling, advertising and promotional costs over the same period last year. Additionally, more existing subscribers are upgrading their handsets, which influence this cost. The Company includes the cost of upgrading existing subscribers handsets in its CPGA calculation.

Other Income (Expense)

Non-operating income was up $0.1 million due primarily to the contribution of interest income on the proceeds from the sale of the VA 10 RSA Limited Partnership interest.

Loss on external investments was nominal in second quarter 2003, an improvement of $8.2 million due primarily to the second quarter 2002 loss of $8.2 million associated with the VeriSign transactions discussed in previous filings.

Interest expense decreased by $0.2 million, or 14.7%, a result of decreased borrowing levels compared to second quarter 2002. The Company's total debt decreased by $8.8 million from June 30, 2002 to June 30, 2003 including $4.5 million paid in advance of its scheduled due date. The Company's total debt as of June 30, 2003 was $45.4 million, compared to $54.3 million as of June 30, 2002 and $55.5 million at December 31, 2002.

Income before income taxes, discontinued operations and cumulative effect of accounting changes was $1.7 million, an increase of $8.1 million from the $6.6 million loss in second quarter 2002. The change in operating income was a decrease of $0.2 million. The impact of the $8.2 million loss on investments in second quarter 2002 compared to a nominal breakeven in 2003, and a reduction of other expense and interest expense also contributed to the Company's improved results before taxes.

Income tax provision was $0.6 million, an increase of $3.2 million due to higher earnings compared to the same period last year. The Company operates in multiple states with varying income tax rates. The Company's effective tax rate reflects the change in income and losses recorded in those states.

Income from continuing operations was $1.0 million for second quarter 2003, compared to a loss of $4.0 million for the second quarter 2002, an increase of $5.0 million.

There was no income from discontinued operations in second quarter 2003, compared to $1.9 million for the second quarter of 2002, since the sale of the discontinued operations happened in the first quarter of 2003.

The Company adopted FAS 143 effective January 1, 2003, and as a result recorded a charge to earnings for the cumulative effect of this change in accounting of $76 thousand after taxes. The impact of the adoption of this statement was a $3 thousand charge after taxes in second quarter of 2003 and would have been a similar figure in the second quarter of 2002, had the change been adopted prospectively.

The Company's second quarter net income was $1.0 million compared to a loss of $2.1 million in 2002. Income from continuing operations increased $5.0 million. Income from discontinued operations was zero in 2003 compared to $1.9 million in 2002.

Results Of Operations First Half of 2003 vs. First Half of 2002

General

Total revenue from continuing operations for the first six months of 2003 was $49.8 million, an increase of $6.9 million, or 16.1% compared to $42.9 million for the first six months of 2002. Total revenues include wireless revenue of $32.4 million, an increase of $6.9 million or 26.8%; wireline revenues of $13.9 million, a decrease of $0.4 million, or 2.6%; and other revenues of $3.4 million, an increase of $0.4 million or 14.1%. Income from continuing operations increased $6.6 million, to $3.0 million, compared to a $3.6 million loss for the same period in 2002. Income from continuing operations diluted was $0.78 cents per share for the first six months of 2003, compared to a $ 0.96 loss per share for the first six months of 2002.

Revenues

Wireless revenues are primarily derived from the PCS business. The PCS operation added 17,436 net subscribers since June 30, 2002, which resulted in a $6.7 million or 27.5% increase in subscriber revenue compared to June 30, 2002. Total service revenues were $20.6 million for year-to-date 2003, an increase of $5.4 million or 35.9%. As of June 30, 2003, the Company has 77,398 PCS subscribers. The Company's Average Revenue Per User (ARPU) increased 3.9% to $52.54 for the first six months of 2003, compared to $50.59 for the same period of 2002. PCS travel and roamer revenue combined were $9.5 million, and increased $1.4 million or 17.2% compared to 2002 year-to-date results. Travel and roamer revenue growth was attributable to increased usage of the network by Sprint wireless customers residing outside of our PCS territory and other carriers' customers using the network. The travel revenue rate declined from $0.10 per minute in 2002, to $0.058 per minute as of January 1, 2003. Roaming rates have also declined in 2003 compared to 2002.

Tower lease revenue contributed to the additional $0.2 million increase over the 2002 year-to-date results while handset sales revenue remained flat on a year-to-date comparison and other miscellaneous wireless revenue declined $0.1 million compared to the first six months of 2002.

Wireline revenues were $13.9 million, a decrease of $0.4 million or 2.6%. Access revenue in the telephone business decreased $0.2 million, due primarily to the impact of a $1.5 million reduction in revenue the Company recorded during the second quarter of 2003. The total amount of the reduction related to the current six-month period for 2003 is $0.7 million. The amount of the reduction that relates to billings in the first six months of 2002 was $0.3 million. This dispute has not been resolved. The Company will continue to adjust access revenue for these items until a settlement is negotiated, as management is currently unable to predict the outcome of these negotiations. Lease revenue for the Company's fiber network facilities decreased $0.3 million compared to the same period last year.

Other revenues were $3.4 million, an increase of $0.4 million or 14.1%. Internet revenues increased $0.2 million or 8.8%. Internet subscribers increased 3.2% but the subscriber base has begun to shift from dial-up service to the faster DSL service offering, as discussed above. The 511Virginia travel information project contributed $0.3 million to the increased revenues in 2003, due to the renewed contract with the Commonwealth of Virginia mentioned in earlier filings.

Operating Expenses

Total operating expense was $43.2 million, an increase of $5.3 million or 13.9%, compared to $37.9 million for the first six months of 2002. The increase in total number of PCS subscribers and the expanded PCS operation were the principal factors driving costs higher.

Costs of goods and services were $4.9 million, an increase of $0.3 million or 7.5%, changing primarily due to an increase in the number of handset-upgrades sold in the first six months of 2003 compared to the handset upgrades in 2002. During the first six months of 2003, the Company added 20,101 new gross subscribers compared to 22,583 new gross subscribers added in the first half of 2002. This 11% decline in gross activations was more than offset by the handsets that were sold as equipment upgrades to existing customers in 2003. Handset upgrade costs were in excess of $0.8 million for the six months of 2003 compared to an immaterial amount in 2002.

Network operating costs were $16.7 million, an increase of $1.3 million, or 8.7%. Increased rental costs for towers and buildings contributed $0.6 million to the increased network operating costs. Line costs in the PCS operation increased $0.4 million, while travel expense increased $0.2 million compared to the first six months of 2002. Other expenses increased $0.1 million as the Company continued to expand its services and support its growing networks.

Depreciation and amortization expense was $8.1 million, an increase of $1.3 million or 19.2% compared to $6.8 million for the six months of 2002, as new assets, particularly in the PCS operation, have been added to the networks. Depreciation expense increased slightly in the first two quarters of 2003 as compared to the fourth quarter of 2002, as the Company's rate of capital spending has slowed significantly from its peak in mid-2001.

Selling, general and administrative costs were $13.5 million, an increase of $2.3 million or 20.5%. Advertising, customer support and selling expenses made up $1.7 million of the increase in selling, general and administrative expenses. This increase was primarily due to the increase in advertising and promotion centered in the PCS operation. PCS billing and customer care costs primarily billed from Sprint, increased due to the larger number of PCS subscribers, compared to the same period last year. Administrative and other costs increased $0.4 million, due to additional staff added to support the growing Company operations. Bad debt expense was the same for the first six months of both years. Bad debt expense for the PCS operation, as a percentage of local service revenues, was 6.1% for the first six months of 2003, and 8.5% for the same period in 2002.

The Company's operating margin for the six months of 2003 (operating income divided by total revenue) was 13.2%, up from 11.5% for the same period last year. This change was primarily due to increased revenues generated in the wireless segment of the business, somewhat offset by the significant reduction in access revenues in the wireline business. Revenues grew at a 16.1% rate, while expenses grew at a 13.9% rate, resulting in the improved operating margin.

In the Company's PCS operation the average cash cost per user (CCPU) for the six months ended June 2003, was $45.02, compared to $49.30 for six months ended June 2002. This decrease of 8.7% is primarily the result of a decrease in the customer travel rate, and an increase in total subscribers contributing to economies of scale. The Company's cost per gross add (CPGA) increased to $325.43 for 2003 compared to $253.37 for 2002, due to increased selling costs and promotion costs over the same period of last year. The increase is also the result of promotions and advertising run during the first half of 2003, which contributed to the promotion of handset upgrades for existing subscribers thereby increasing the CPGA measure by approximately $40.00 per gross customer added in 2003.

Other Income (Expense)

Non-operating income was about the same, while interest income increased $0.1 million due primarily to the contribution of interest income on the proceeds from the sale of the VA 10 RSA limited partnership interest, in addition to lower losses from other non-operating items.

Loss on external investments was $0.2 million, an improvement of $8.7 million due primarily to the losses on the VeriSign investment recorded in 2002.

Interest expense decreased by $0.3 million, or 12.7%, a result of decreased borrowing levels compared to 2002. The Company's total debt decreased by $8.8 million from June 30, 2002 to June 30, 2003, including $4.6 million paid in advance. The Company's total debt as of June 30, 2003 was $45.4 million, compared to $54.3 million as of June 30, 2002 and $55.5 million at December 31, 2002.

Income before income taxes, discontinued operations and cumulative effect of accounting changes was $4.7 million, an increase of $10.6 million from the $5.9 million loss for the six months of last year. Operating income increased $1.6 million and other income (expense) improved $9.0 million compared to the 2002 results.

Income tax provision was $1.8 million, an increase of $4.1 million due to higher earnings compared to the same period last year. The change in the effective tax rate was the result of changes in the apportionment of income and losses between states where the Company operates.

Income from continuing operations was $3.0 million, compared to a loss of $3.6 million, an increase of $6.6 million due primarily to the improvement in operating income in 2003, and the impact of the VeriSign transactions from 2002.

Income from discontinued operations was $22.6 million in 2003, the result of operations and the impact of the sale of the discontinued operations of the Company's portion of the Virginia 10 RSA Limited Partnership interest which occurred in the first quarter of 2003 compared to $3.7 million for operating results of that segment of the business recorded in the first six months of 2002.

The Company adopted FAS 143 effective January 1, 2003, and as a result recorded a charge to earnings for the cumulative effect of this change in accounting of $76 thousand after taxes. The impact of the adoption of this statement was a $7 thousand charge after taxes in first half of 2003 and is reflected in operating expenses for 2003.

The Company's net income increased to $25.5 million compared to $42 thousand in 2002.

Investments In Non-Affiliated Companies

The Company participates in emerging technologies by investing in entities that invest in start-up companies. This includes indirect participation through capital venture funds of South Atlantic Venture Fund III, South Atlantic Private Equity IV, Dolphin Communications Parallel Fund, Dolphin Communications Fund II and Burton Partnership. The Company also participates by direct investment in privately held companies. Currently the Company's only direct investment is in NTC Communications a provider of voice, video and data connections to off campus college and university housing properties. For those investments that eventually go public, it is the intent of the Company to evaluate whether to hold or sell parts or all of each investment on an individual basis. As of June 30, 2003, the Company held shares in two companies that are publicly traded, with the following market values: $58 thousand in Net IQ (NTIQ) with 3,744 shares held, and $125 thousand in Deutsche Telekom, AG (DT) with 8,219 shares held. Net unrealized gains on the securities available-for-sale increased $18 thousand during the second quarter of 2003 to $33 thousand, reflecting the improved value of the technology securities in the Company's portfolio and current market conditions.

Liquidity And Capital Resources

The Company generated $15.8 million in cash from operations in first half of 2003, compared to $9.4 million generated in the same period of 2002. The change in cash from operations is made up of a $6.6 million increase in income from continuing operations, an increase in depreciation of $1.3 million, a $3.7 million increase in deferred taxes, an $8.6 million decrease in loss on investments, a reduction in receivables of $4.8 million, and $1.3 million decrease from changes in other items, primarily current asset and liability accounts. The change in receivables was primarily the result of two items: a $1.5 million reduction in revenues and the corresponding reserve to receivables during the second quarter of 2003, and a $1.5 million cash true up from Sprint during the early part of 2003.

The Company's investing activity was approximately 29.4% of the level in the first six months of last year. Total investing was $4.2 million for 2003, versus $14.4 million used in the first six months of 2002. Capital spending was $4.4 million, a decrease of $10.4 million or 57.7% compared to spending in the first six months of 2002. The capital budget for 2003 is approximately $19.4 million, and management anticipates the rate of spending will increase over the remaining six months of 2003, but anticipates total spending will be below the original budgeted amount for the year. Projects originally included in the budget have been delayed, due to continued low demand for increased facility needs in the Company's operating area.

The Company's financing activities include the payment of long-term debt, and the payment of revolving debt which occurred in the early part of 2003. As cash is generated from operations, and with the cash balances available from the sale of the partnership interest, management anticipates there will be a limited need to borrow any funds for the remainder of the year.

The Company currently does not have specific plans for the proceeds from the sale of its cellular interest. The Company is holding the proceeds in short-term investments to provide flexibility for investment opportunities that may arise. As of June 30, 2003 the Company has $31.3 million invested in cash equivalents comprised of liquid, low risk, United States government and agency instruments. The Company selected numerous funds, and several managers to reduce its exposure to fund and management risk. Approximately $6.0 million will be used in the remaining months of 2003 for tax payments associated with the partnership sale. The $5.0 million escrow funds are also invested in similar instruments, although the Company cannot access those funds until February 28, 2005. The funds in the escrow account are available for unrecorded liabilities of the partnership for a period of up to two years from the date of closing. The Company receives the income from the invested proceeds, but cannot access the principal until it is released on February 28, 2005.

The Company terminated its $20.0 million revolving line of credit with CoBank May 15, 2003. The Company's outstanding long-term CoBank debt is $39.2 million, all of which is at fixed rates ranging from approximately 6% to 8%. The weighted average rate of the CoBank debt at June 30, 2003 was approximately 7.6%. The stated rate excludes patronage credits that are paid to CoBank borrowers after CoBank's year-end. During the first quarter of 2003, the Company received patronage credits of approximately 60 basis points on its outstanding CoBank debt balance. Repayment of the CoBank long-term debt facilities requires monthly payments on the debt through September 2013. There are three financial covenants tied to these facilities. These are measured at the end of the quarter, based on a trailing 12-month basis and are calculated on continuing operations. The ratio of total debt to operating cash flow, which must be 3.5 or lower, was 1.9. The equity to total assets ratio, was 54.7% and must be 35% or higher. The ratio of operating cash flow to scheduled debt service, which must exceed 2.0, was 2.89.

The Company has long-term debt with Rural Utilities Service /Rural Telephone Bank (RUS/RTB) that totaled $6.2 million at the end of June 2003, compared to $11.0 million at December 31, 2002, with maturities through 2019. The weighted average interest rate on the RUS/RTB debt is approximately 5.93%, down from 6.51% as a result of repaying several notes with higher rates of interest during the first six months of 2003.

Year-to-date capital spending was $4.4 million, compared to a total capital budget for the year of approximately $19.4 million. Major projects in the year-to-date spending primarily include enhancements to the PCS network. Management expects cash flow from operations and current cash and cash equivalent balances will provide the Company with adequate capital resources for the remainder of 2003.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate primarily to changes in interest rates on debt or investment instruments held to maturity. Our interest rate risk involves two components. The first component is outstanding debt with variable rates, which for the foreseeable future is not expected. As of June 30, 2003, the Company did not have any variable rate debt outstanding. The Company's remaining debt has fixed rates through its maturity. A 10% decline in interest rates would increase the fair value of the fixed rate debt by approximately $1.5 million.

The second component of interest rate risk is temporary excess cash, primarily invested in overnight investments. Available cash will continue to be used to repay existing and anticipated new debt obligations when economically beneficial, maintain and upgrade capital equipment, fund ongoing operating expenses, and fund dividends (as declared) to the Company's shareholders. With its current level of available cash and cash equivalents, the Company is positioned to evaluate potential investment or acquisition opportunities that may arise. Management does not view market risk as having a significant impact on the Company's results of operations.

ITEM 4. Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and President, who is the Company's principal executive officer, and its Executive Vice President and Chief Financial Officer, who is the Company's principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, the Chief Executive and President and the Executive Vice President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934.

During the second fiscal quarter, there have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 4.     Submission of Matters to a Vote of Security Holders set forth below:

            (a) The Company held its 2003 annual meeting of shareholders on April 15, 2003.

            (c) The following sets forth information regarding the election of directors at the 2003 annual meeting, which was the only matter voted upon at the 2003 annual meeting. There were 3,785,913 shares of common stock outstanding as of the record date for, and entitled to vote at, the 2003 annual meeting, of which 2,860,608 shares were present in person or by proxy, and constituted a quorum.

            The shareholders approved a proposal to elect each of the three nominees to the board of directors for a three-year term which will expire at the annual meeting of shareholders in 2006. The tabulation of votes on this proposal is as follows:

            NOMINEE                           FOR                WITHHELD

            Noel M. Borden                 2,847,781              12,827
            Ken L. Burch                   2,762,764              97,844
            Grover M. Holler, Jr.          2,839,456              21,152

ITEM 6.     Exhibits and Reports on Form 8-K

      (a) The following exhibits are attached to this Quarterly Report on Form 10-Q:

            31 Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

            32 Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, furnished under
                  Exhibit 32 of Item 601 of Regulation S-K.

      (b) The following Current Reports on Form 8-K were filed during the period covered by this report:

                  Filing Date of Report         Item Reported
                  ---------------------         -------------
                  April 15, 2003                Item 5 (press release announcing
                                                first quarter 2003 financial
                                                results)

                  June 3, 2003                  Item 5 (press release announcing
                                                Earle A. MacKenzie joins
                                                Shenandoah Telecommunications
                                                Company as executive vice
                                                president)

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       SHENANDOAH TELECOMMUNICATIONS COMPANY
                       (Registrant)


August 11, 2003        /S/ EARLE A. MACKENZIE
                       Earle A. MacKenzie
                       Executive Vice President and
                       Chief Financial Officer
                       (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

            Exhibit No.                              Exhibit

                31 Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

                32 Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.