Form 10-Q
period 2003-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2003-11-12
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ______________________ to ______________________


                         Commission File Number: 0-9881

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

                                 (540) 984-4141
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|YES |_|NO

Indicate by check mark whether the registration is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |X|YES |_|NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at October 31, 2003
Common Stock, No Par Value                              3,793,913 Shares

         SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARY COMPANIES
                                      INDEX

                                                                                 Page
                                                                              Numbers
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Balance Sheets
              September 30, 2003 and December 31, 2002                         3-4

          Unaudited Condensed Consolidated Statements of Income for the
              Three and Nine Months Ended September 30, 2003 and 2002          5-6

          Unaudited Condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 2003 and 2002                    7

          Unaudited Condensed Consolidated Statements of
              Shareholders' Equity and Comprehensive Income
              for the Nine Months Ended September 30, 2003 and the
              Year Ended December 31, 2002                                     8

          Notes to Unaudited Condensed Consolidated
              Financial Statements                                             9-13

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                    14-26

Item 3.   Quantitative and Qualitative Disclosures about Market Risk           26

Item 4.   Controls and Procedures                                              27

PART II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders                  27

Item 6.   Exhibits and Reports on Form 8-K                                     27

          Signatures                                                           28

          Exhibit Index                                                        29

          Exhibit 31                                                           30 - 31

          Exhibit 32                                                           32

Item 1. FINANCIAL STATEMENTS

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                    September 30,   December 31,
Assets                                                  2003           2002
                                                    -------------   -----------
Current Assets
  Cash and cash equivalents                          $   31,690     $    2,209
  Accounts receivable, net                                6,135          7,536
  Income tax receivable                                      --             12
  Materials and supplies                                  1,904          1,787
  Prepaid expenses and other                              1,652          2,205
  Deferred income taxes                                   1,073          1,197
  Assets held for sale                                       --          5,548
                                                     ----------     ----------
Total current assets                                     42,454         20,494

Securities and investments
  Available-for-sale securities                             163            151
  Other investments                                       7,230          7,272
                                                     ----------     ----------
Total securities and investments                          7,393          7,423

Property, plant and equipment, net                      128,963        132,152

Other Assets
  Cost in excess of net assets of business
   acquired                                               3,313          3,313
  Deferred charges and other assets, net                    532            622
  Escrow account (Note 8)                                 5,000             --
                                                     ----------     ----------
Total other assets                                        8,845          3,935
                                                     ----------     ----------

Total Assets                                         $  187,655     $  164,004
                                                     ==========     ==========

                                   (continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)

                                                    September 30,   December 31,
Liabilities and Shareholders' Equity                    2003           2002
                                                    -------------   -----------
Current Liabilities
  Current maturities of long-term debt               $    4,186     $    4,482
  Notes payable                                              --          3,503
  Accounts payable                                        5,615          5,003
  Advance billings and deposits                           3,304          3,538
  Income taxes payable                                    4,429             --
  Liabilities held for sale                                  --            542
  Other current liabilities                               3,453          2,832
                                                     ----------     ----------
Total current liabilities                                20,987         19,900

Long-term debt, less current maturities                  40,196         47,561

Other Liabilities
  Deferred income taxes                                  18,671         15,859
  Pension & other                                         2,608          2,441
                                                     ----------     ----------
Total other liabilities                                  21,279         18,300

Minority interests in discontinued operations                --          1,666

Shareholders' Equity
  Common stock                                            5,633          5,246
  Retained earnings                                      99,556         71,335
  Accumulated other comprehensive income (loss)               4             (4)
                                                     ----------     ----------
Total shareholders' equity                              105,193         76,577

                                                     ----------     ----------
Total Liabilities and Shareholders' Equity           $  187,655     $  164,004
                                                     ==========     ==========

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three months ended         Nine months ended
(in thousands, except per share data)                               September 30,             September 30,
                                                                  2003         2002         2003         2002
                                                                -----------------------------------------------
Operating Revenues
  Wireless                                                      $ 18,008     $ 15,792     $ 50,411     $ 41,339
  Wireline                                                         7,774        7,121       21,722       21,441
  Other revenues                                                   1,800        1,718        5,240        4,734
                                                                -----------------------------------------------
  Total revenues                                                  27,582       24,631       77,373       67,514

Operating Expenses
  Cost of goods and services                                       2,966        2,712        7,879        7,281
  Network operating costs                                          8,448        8,327       25,175       23,715
  Depreciation and amortization                                    4,180        3,759       12,328       10,592
  Selling, general and administrative                              7,012        7,462       20,463       18,621
                                                                -----------------------------------------------
Total operating expense                                           22,606       22,260       65,845       60,209
                                                                -----------------------------------------------
Operating Income                                                   4,976        2,371       11,528        7,305

Other Income (expense):
    Non-operating income (loss), net                                 234          (12)         457          176
    (Loss) on investments, net                                       (86)        (680)        (283)      (9,594)
    Interest expense                                                (835)      (1,057)      (2,686)      (3,177)
                                                                -----------------------------------------------
Income (loss) before income taxes, discontinued
    operations and cumulative effect of change in accounting       4,289          622        9,016       (5,290)
Income tax (provision) benefit                                    (1,572)        (239)      (3,324)       2,059
                                                                -----------------------------------------------
Income (loss) from continuing operations                           2,717          383        5,692       (3,231)

Income (loss) from discontinued operations, net of
    income taxes                                                     (23)       1,841       22,605        5,497
Cumulative effect of a change in accounting,
  net of income taxes                                                --           --          (76)          --
                                                                -----------------------------------------------
Net income                                                      $  2,694     $  2,224     $ 28,221     $  2,266
                                                                ===============================================

Net income per share, basic
     Continuing operations                                      $   0.72     $   0.10     $   1.50     $  (0.85)
     Discontinued operations, net of income taxes                  (0.01)        0.49         5.97         1.45
     Cumulative effect of a change in accounting,
          net of income taxes                                         --           --        (0.02)          --
                                                                -----------------------------------------------
 Total net income per share, basic (1)                          $   0.71     $   0.59     $   7.45     $   0.60
                                                                ===============================================

Net income per share, diluted
     Continuing operations                                      $   0.71     $   0.10     $   1.50     $  (0.85)
     Discontinued operations, net of income taxes                  (0.01)        0.49         5.95         1.45
     Cumulative effect of a change in accounting,
          net of income taxes                                         --           --        (0.02)          --
                                                                -----------------------------------------------
 Total net income per share, diluted (1)                        $   0.71     $   0.59     $   7.43     $   0.60
                                                                ===============================================

Weighted average shares outstanding, basic                         3,790        3,769        3,787        3,768
                                                                ===============================================
Weighted average shares, diluted                                   3,808        3,802        3,800        3,768
                                                                ===============================================

(1)   Earnings (loss) per share may not foot due to rounding.

                                   (continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)

                                                      Three months     Nine months
                                                         ended            ended
(in thousands, except per share data)                 September 30,    September 30,
                                                          2002             2002
                                                      ------------------------------
Pro forma amounts assuming the Company
   adopted FAS 143 retroactively:

Pro forma income (loss) from continuing operations       $    380         $ (3,240)
Discontinued operations, net of income taxes                1,841            5,497
                                                      ----------------------------
Pro forma net income (loss)                              $  2,221         $  2,257
                                                      ============================

Pro forma net income (loss) per share, basic
Pro forma income (loss) from continued operations        $   0.10         $  (0.86)
Discontinued operations, net of income taxes                 0.49             1.45
                                                      ----------------------------
Pro forma net income  per share, basic                   $   0.59         $   0.59
                                                      ============================

Pro forma net income (loss) per share, diluted
Pro forma income (loss) from continuing operations       $   0.10         $  (0.86)
Discontinued operations, net of income taxes                 0.49             1.45
                                                      ----------------------------
Pro forma net income per share, diluted                  $   0.59         $   0.59
                                                      ============================

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                             Nine months ended
                                                               September 30,
                                                             2003         2002
                                                          ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income (loss) from continuing operations                $  5,692     $ (3,231)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                           12,324       10,587
     Amortization                                                4            5
   Deferred income taxes                                     2,977       (1,198)
   (Gain) loss on investments                                 (181)       9,034
   Net loss from patronage and equity investments              247          108
   Loss on disposal of equipment                                93          324
   Other                                                         4          614
  Changes in current assets and liabilities:
   (Increase) decrease in:
        Accounts receivable                                  1,401       (2,398)
        Materials and supplies                                (117)       1,120
   Increase (decrease) in:
        Accounts payable                                       612        1,519
        Other prepaids, deferrals and accruals              (1,389)        (144)
                                                          ---------------------
Net cash provided by operating activities                   21,667       16,340

Cash Flows from Investing Activities
  Purchases of property, plant & equipment                  (9,165)     (18,817)
  Purchases of other investments                              (547)      (1,420)
  Proceeds from investment activities                          513        3,067
  Proceeds from disposal of assets                              64           68
                                                          ---------------------
Net cash used in investing activities                       (9,135)     (17,102)

Cash Flows from Financing Activities
  Payments on long-term debt and revolving loan            (11,164)      (4,824)
  Proceeds from issuance of common stock upon
    exercise of stock options                                  387          104
                                                          ---------------------
Net cash used in financing activities                      (10,777)      (4,720)
                                                          ---------------------
Net provided by (used in) continuing operations              1,755       (5,482)

Net cash provided by discontinued operations                27,726        5,594
                                                          ---------------------
Net increase in cash and cash equivalents                   29,481          112

Cash and Cash Equivalents
  Beginning                                                  2,209        2,037
                                                          ---------------------
  Ending                                                  $ 31,690     $  2,149
                                                          ========     ========

Cash paid for:
         Interest paid                                    $  2,758     $  3,258
         Income taxes (net of refunds)                    $ 10,106     $    477

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands)

                                                                              Accumulated
                                                                                 Other
                                                        Common    Retained   Comprehensive
                                              Shares    Stock     Earnings   Income (Loss)   Total
                                             -------------------------------------------------------
Balance, December 31, 2001                     3,765    $4,950    $69,610      $    42      $ 74,602

  Comprehensive income:
   Net income                                     --        --      4,519           --         4,519
   Net unrealized change in
      securities available-for-sale,
      net of tax of $ 29                          --        --         --          (46)          (46)
                                                                                            --------
        Total comprehensive income                                                             4,473

 Dividends declared ($ 0.74 per share)                             (2,794)                    (2,794)
  Common stock issued through the
      exercise of incentive stock options
      and stock grants                            11       296         --           --           296
                                             -------------------------------------------------------
Balance, December 31, 2002                     3,776    $5,246    $71,335      $    (4)     $ 76,577

(unaudited)
 Comprehensive income:
   Net income                                     --        --     28,221                     28,221
   Net unrealized change in securities
     available-for-sale, net of tax of $(5)       --        --                       8             8
                                                                                            --------
        Total comprehensive income                                                            28,229

Common stock issued through the
      exercise of incentive stock options         16       387                      --           387
                                             -------------------------------------------------------
Balance, September 30, 2003                    3,792    $5,633    $99,556      $     4      $105,193
                                             =======================================================

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

3. To account for its stock options granted under the Company Stock Incentive Plan (the Plan), the Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 issued in March 2000. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123.

Grants of options under the Plan are accounted for following the APB Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized under the Plan. Had compensation expense been recorded based on fair values of the awards at the grant date (the method prescribed in SFAS No. 123), reported net income and earnings per share would have been reduced to the pro forma amounts shown in the following table for the three and nine months ended September 30:

                                          -----------------------------------------------
        (in thousands, except               Three months ended        Nine months ended
          per share amounts)                   September 30,             September 30
                                          -----------------------------------------------
                                             2003         2002         2003         2002
Net Income
     As reported                          $  2,694     $  2,224     $ 28,221     $  2,266
     Pro forma                               2,635        2,172       28,113        2,160

Earnings per share, basic and diluted
     As reported, basic                   $   0.71     $   0.59     $   7.45     $   0.60
     As reported, diluted                     0.71         0.59         7.43         0.60
     Pro forma, basic                         0.70         0.58         7.42         0.57
     Pro forma, diluted                       0.69         0.57         7.40         0.57

4. Basic net income per share was computed on the weighted average number of shares outstanding. Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options. The Company reported a loss from continuing operations for the nine month period ended September 30, 2002, therefore diluted net income
(loss) per share is the same as basic net income (loss) per share for that period because the inclusion of any potentially dilutive securities would be antidilutive to the net loss per share. There were no adjustments to net income in the computation of dilutive net income per share for any period.

5. The Company has identified ten reporting segments based on the products and services each provide. Each segment is managed and evaluated separately because of diverse technologies and marketing strategies. A summary of unaudited external operating revenues (revenues generated from outside customers or subscribers), internal operating revenues (revenues generated between the Company's operating segments), operating income (loss), income (loss) from continuing operations, income (loss) from discontinued operations, cumulative effect of accounting change, and net income (loss) of each segment is as follows for the three and nine months ended September 30, 2003 and September 30, 2002.

                                                  For the three months ended September 30, 2003
                                                                             Income    Income (loss)
                                                             Operating    (loss) from      from
                                    External     Internal      Income      continuing   discontinued  Net income
In thousands (unaudited)            Revenues     Revenues      (loss)      operations    operations     (loss)
                                    ----------------------------------------------------------------------------
Holding                             $     --     $    --      $  (182)      $   113       $    --       $   113
PCS                                   17,255          --          739             9            --             9
Telephone                              6,281         802        3,311         2,010            --         2,010
ShenTel Service                        1,782          75          369           211            --           211
Cable TV                               1,106          15          235            60            --            60
Mobile                                   753         313          303           188           (23)          165
Long Distance                            206          55           50            31            --            31
Network                                  181          37          157            98            --            98
ShenTel Communications                    15          --           (5)           (3)           --            (3)
Leasing                                    3          --            1            --            --            --
                                    ---------------------------------------------------------------------------
Combined totals                       27,582       1,297        4,978         2,717           (23)        2,694
Inter-segment eliminations                --      (1,297)          (2)           --            --            --
                                    ---------------------------------------------------------------------------
Consolidated totals                 $ 27,582          --      $ 4,976       $ 2,717           (23)      $ 2,694
                                    ===========================================================================

                                                  For the three months ended September 30, 2002
                                                                             Income
                                                            Operating     (loss) from   Income from
                                    External     Internal     Income       continuing   discontinued  Net income
In thousands (unaudited)            Revenues     Revenues     (loss)       operations    operations     (loss)
                                    ----------------------------------------------------------------------------
Holding                             $     --     $    --      $  (147)      $  (260)      $    --       $  (260)
PCS                                   15,189         (38)      (1,064)       (1,301)           --        (1,301)
Telephone                              5,588         707        2,770         1,560            15         1,575
ShenTel Service                        1,706          85          305           159            --           159
Cable TV                               1,084           1          267            71             1            72
Mobile                                   603         446          (23)          (12)        1,841         1,829
Long Distance                            281         149          159            98            --            98
Network                                  168          25          119            72            --            72
ShenTel Communications                     7          --          (18)           (6)           --            (6)
Leasing                                    5          --          285             2            --             2
                                    ---------------------------------------------------------------------------
Combined totals                       24,631       1,375        2,653           383         1,857         2,240
Inter-segment eliminations                --      (1,375)        (282)           --           (16)          (16)
                                    ---------------------------------------------------------------------------
Consolidated totals                 $ 24,631          --      $ 2,371       $   383       $ 1,841       $ 2,224
                                    ===========================================================================

                                                 For the nine months ended September 30, 2003
                                                                     Income                   Cumulative
                                                       Operating  (loss) from   Income from   effect of
                              External    Internal      Income     continuing  discontinued   accounting  Net income
In thousands (unaudited)      Revenues    Revenues      (loss)     operations   operations      change      (loss)
                              --------------------------------------------------------------------------------------
Holding                       $     --    $     --     $   (495)    $    176     $     --     $     --     $    176
PCS                             48,287           1            8       (1,463)          --           --       (1,463)
Telephone                       16,969       2,300        8,795        5,307           12           --        5,319
ShenTel Service                  5,188         230        1,023          570           --           --          570
Cable TV                         3,312          17          696          178           --           --          178
Mobile                           2,124         918          929          434       22,605          (76)      22,963
Long Distance                      877         182          336          213           --           --          213
Network                            564         107          461          286           --           --          286
ShenTel Communications              41          --          (19)         (11)          --           --          (11)
Leasing                             11          --            3            2           --           --            2
                              -------------------------------------------------------------------------------------
Combined totals                 77,373       3,755       11,737        5,692       22,617          (76)      28,233
Inter-segment eliminations          --      (3,755)        (209)          --          (12)          --          (12)
                              -------------------------------------------------------------------------------------
Consolidated totals           $ 77,373    $     --     $ 11,528     $  5,692     $ 22,605          (76)    $ 28,221
                              =====================================================================================

                                                 For the nine months ended September 30, 2002
                                                                     Income                   Cumulative
                                                       Operating  (loss) from   Income from   effect of
                              External    Internal      Income     continuing  discontinued   accounting  Net income
In thousands (unaudited)      Revenues    Revenues      (loss)     operations   operations      change      (loss)
                              --------------------------------------------------------------------------------------
Holding                       $     --    $     --     $   (422)    $ (5,492)    $     --     $     --     $ (5,492)
PCS                             39,532         (17)      (3,448)      (3,791)          --           --       (3,791)
Telephone                       16,724       2,179        8,878        5,033           51           --        5,084
ShenTel Service                  4,708         259          496          173           --           --          173
Cable TV                         3,254           2          882          267            2           --          269
Mobile                           1,807       1,214          836          (12)       5,497           --        5,485
Long Distance                      824         456          483          297           --           --          297
Network                            639          83          492          307           --           --          307
ShenTel Communications              10          --          (39)         (19)          --           --          (19)
Leasing                             16          --            9            6           --           --            6
                              -------------------------------------------------------------------------------------
Combined totals                 67,514       4,176        8,167       (3,231)       5,550           --        2,319
Inter-segment eliminations          --      (4,176)        (862)          --          (53)          --          (53)
                              -------------------------------------------------------------------------------------
Consolidated totals           $ 67,514    $     --     $  7,305     $ (3,231)    $  5,497           --     $  2,266
                              =====================================================================================

The Company's assets by segment as of September 30, 2003, December 31, 2002, and September 30, 2002 are as follows:

In thousands                       September 30,   December 31,    September 30,
(unaudited)                            2003           2002             2002

Holding                             $ 142,749       $ 112,765       $ 111,193
PCS                                    63,179          71,256          64,246
Telephone                              57,210          59,554          58,716
ShenTel Service                         6,841           6,255           6,149
Cable TV                                9,963          10,961          10,446
Mobile                                 16,897          17,482          17,741
Long Distance                           1,072             343             213
Network                                 1,967           1,084           1,051
ShenTel Communications                    152             115             101
Leasing                                   273             187             183
                                    -----------------------------------------
Combined totals                     $ 300,303       $ 280,002       $ 270,039
Inter-segment eliminations           (112,648)       (115,998)       (105,339)
                                    -----------------------------------------
Consolidated totals                 $ 187,655       $ 164,004       $ 164,700
                                    =========================================

6. Comprehensive income includes net income along with net unrealized gains and losses on the Company's available-for-sale investments. Following is a summary of comprehensive income for the periods indicated:

In thousands                   For the three months ended    For the nine months ended
                                      September 30,                September 30,
                                   2003           2002          2003           2002
                               -------------------------------------------------------
Net income                      $  2,694       $  2,224       $ 28,221      $  2,266
Net unrealized income (loss)         (13)           (25)             8           (58)
                               -----------------------------------------------------
Comprehensive income            $  2,681       $  2,199       $ 28,229      $  2,208
                               =====================================================

7. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

8. On February 28, 2003, the Company completed the sale of its 66% interest in the Virginia 10 RSA Limited Partnership for $37.0 million. At closing, the Company received cash of $33.7 million, which included $1.7 million related to the Company's portion of the partnership's working capital as of the closing date. As part of the sales agreement, $5.0 million was paid into an escrow account for a period of two years to offset specified partnership liabilities that may arise as a result of the partnership's operation during the period in which the Company managed the partnership. The Company recorded a gain on the sale of $21.5 million after taxes, and has recorded the transaction as a component of the discontinued operations in the condensed consolidated statements of income for the nine-month period ended September 30, 2003.

During the third quarter of 2003, the Company completed the working capital true-up related to the sale of the Virginia 10 RSA Limited Partnership. This transaction was completed in the third quarter, and required the Company to refund $39 thousand to the purchaser which reduced the after tax gain by $23 thousand.

9. The Company adopted Statements of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it becomes a legal obligation. The impact of the adoption of this statement is reflected as a cumulative effect of a change in accounting on the condensed consolidated statements of income for the nine-month period ended September 30, 2003. The impact of the adoption of SFAS No. 143 was the recording of a capitalized asset retirement obligation of $158 thousand, the related accumulated depreciation of $32 thousand, the present value of the future removal obligation of $249 thousand, and the cumulative effect of the accounting change of $76 thousand after taxes recorded on the income statement.

The Company recorded the retirement obligation on towers owned where there is a legal obligation to remove the tower at the time the Company discontinues its use. The obligation was estimated based on the size of the tower. The Company's cost to remove the towers is amortized over the life of the tower. The pro forma liability on January 1, 2002 would have been $236 thousand, and was $249 thousand on December 31, 2002. On September 30, 2003, the liability was $282 thousand. The current year-to-date expense for the accretion and depreciation related to the adoption of SFAS No.143 is approximately $16 thousand before taxes.

10. The Company adopted Emerging Issues Task Force 00-21,"Revenue Arrangements with Multiple Deliverables" (EITF 00-21) in the third quarter of 2003. The Company applied the pronouncement prospectively for transactions meeting the stated criteria. Adoption of EITF 00-21 did not have a material impact on the Company's results of operations or financial position. The impact for the third quarter 2003 was additional revenue recognized of $90 thousand compared to the previous method of revenue recognition.

11. During the second quarter, the Company adopted a Supplemental Executive Retirement Plan for certain executives of the Company. The plan is an unfunded defined benefit plan, with any benefits to be paid out of general corporate funds. The expense related to this plan is not significant for the three or nine-month periods ended September 30, 2003.

12. On October 22, 2003, the Company declared a dividend per common share of $0.78, payable on December 1, 2003 to shareholders of record on November 14, 2003. The Company also announced a 2-for-1 stock split with a record date of January 30, 2004. Shareholders will receive one additional share of common stock for each share of common stock held on the record date. The Company anticipates distributing the additional shares on or about February 20, 2004.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This management's discussion and analysis includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements. All statements regarding Shenandoah Telecommunications Company's expected future financial position and operating results, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements. We cannot assure you that the Company's expectations expressed or implied in these forward-looking statements will turn out to be correct. The Company's actual results could be materially different from its expectations because of various factors, including those discussed below and under the caption "Business--Risk Factors" in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2002. The following management's discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2002 including the financial statements and related notes incorporated by reference therein.

      Unless indicated otherwise, dollar amounts over $1 million have been rounded to the nearest hundred thousand dollars and dollar amounts of less than $1 million have been rounded to the nearest thousand dollars.

Overview

Shenandoah Telecommunications Company and subsidiaries (collectively the "Company") provide local telephone service, long distance telephone service, personal communications service (PCS), cable television, unregulated telecommunications equipment and services, internet access, paging, and digital subscriber loop (DSL) services on a retail basis to residential and business customers. In addition, through its subsidiaries, the Company leases space on wireless telecommunication towers and operates and maintains an interstate fiber optic network. The Company also offers competitive local exchange carrier (CLEC) services on a limited basis. The Company's operations and assets including its towers and fiber optic network, are principally located along the Interstate 81 corridor from the Northern Shenandoah Valley of Virginia through West Virginia, Maryland, and into South Central Pennsylvania.

The Company reports revenues in three categories; wireless, wireline and other. These revenue classifications are defined as follows: Wireless revenues are made up of Shenandoah Personal Communications Company (PCS) and the Mobile Company, including tower revenues. The wireline revenues include the following subsidiary revenues in the financial results: the Telephone Company, the Network Company, the Cable Television Company, and the Long Distance Company. Other revenues are comprised of the revenues of ShenTel Service Company, the Leasing Company, ShenTel Communications Company, and the Holding Company.

Selected Operating Statistics

The following table shows selected operating statistics of the Company for the most recent five quarters. This information is unaudited, and is provided as a supplement to the financial statements.

                                                                Three Month Period Ended
                                                 ------------------------------------------------------
(Unaudited)                                      Sept. 30,   Jun. 30,   Mar. 31,   Dec. 31,   Sept. 30,
                                                   2003        2003       2003       2002       2002
                                                 ------------------------------------------------------
Telephone Access Lines                            24,951      24,972     24,903     24,879      24,933
CATV Subscribers                                   8,796       8,750      8,704      8,677       8,707
Internet Subscribers dial-up                      17,616      17,798     18,174     18,050      18,022
DSL Subscribers                                    1,163       1,080        852        646         537
Retail Digital PCS Subscribers                    81,015      77,398     72,480     67,842      62,434
Wholesale Digital PCS Users               (1)      7,531       4,690      3,280      1,672         N/A
Paging Subscribers                                 2,107       2,315      2,805      2,940       3,002
Long Distance Subscribers                          9,517       9,520      9,312      9,310       9,338
Fiber Route Miles                                    552         552        552        549         543
Total Fiber Miles                                 28,740      28,739     28,729     28,403      28,243
Wholesale PCS Minutes (000)                        3,207       2,303      1,562        530         168
Long Distance Calls (000)                 (2)      6,078       5,001      5,074      5,969       6,138
Total Switched Access Minutes (000)               54,349      51,124     48,380     46,627      46,525
Originating Switched Access MOU (000)             18,285      18,343     18,685     18,476      19,225

CDMA Base Stations (sites)                           248         246        240        237         231
Towers (100 foot and over)                            76          73         72         72          72
Towers (under 100 foot)                               10          10         10         10          10

(See note (3) for definitions of terms)
PCS Market POPS (000)                              2,048       2,048      2,048      2,048       2,048
PCS Covered POPS (000)                             1,581       1,574      1,574      1,555       1,555
PCS ARPU (ex. Travel)                            $ 55.09     $ 52.84    $ 52.22    $ 51.38     $ 53.58
PCS Travel rev. per sub                          $ 16.50     $ 17.18    $ 17.39    $ 31.21     $ 31.90
PCS Ave. mgmt. Fee per sub                       $  4.62     $  4.58    $  4.40    $  4.64     $  4.29
PCS Ave. monthly churn %                            2.20%       1.90%      2.30%      3.40%       4.00%
PCS CPGA                                         $418.22     $376.98    $276.97    $390.66     $344.77
PCS CCPU                                         $ 40.05     $ 44.23    $ 45.87    $ 53.52     $ 53.93

(1) - Wholesale Digital PCS Users are private label subscribers homed in the Company's wireless network service area and primarily include Virgin Mobile subscribers.

(2) - Originated by customers of the Company's Telephone subsidiary

(3) - POPS refers to the estimated population of a given geographic area.
      Market POPS are those within a market area, and Covered POPS are those covered by the network's service area. ARPU is Average Revenue Per User, before travel, roaming revenue, and management fee, net of adjustments divided by average subscribers. PCS Travel revenue includes roamer revenue and is divided by average subscribers. PCS Average management fee per subscriber is 8 % of collected revenue paid to Sprint, excluding travel revenue. PCS Ave Monthly Churn is the average of three monthly calculations of deactivations (excluding returns less than 30 days) divided by beginning of period subscribers. CPGA is Cost Per Gross Add, and includes selling costs, product costs, and advertising costs. CCPU is Cash Cost Per User, and includes network, customer care and other costs.

Recent Developments

From the mid 1990's through 2002, the principal source of the Company's revenues had shifted from traditional wireline revenues to wireless and other revenues. In 2003, this trend has slowed significantly. For the three months ended September 30, 2003, wireless revenue was 65.3% of total revenue, wireline revenue contributed 28.2% of total revenue, and other revenue was 6.5% of total revenue. These results compare to 64.1% for wireless, 28.9% for wireline and 7.0% for other, for the three months ended September 30, 2002.

The Company's strategy in the last several years has been to expand its services and the geographic areas served. This strategy has been implemented primarily through enhancing the PCS network, using CDMA technology, under the national brand of Sprint. The Company's efforts to market its services in the expanded PCS network area contributed to new subscribers purchasing phones and services which continued to increase revenues during the first nine months of 2003. The Company had 248 PCS CDMA base stations in service at September 30, 2003, compared to 231 base stations in service on September 30, 2002. This increase in base stations is primarily the result of supplementing the network capacity and extending coverage along highly traveled secondary roads in the Company's market areas. The Company's primary focus has shifted from building the initial PCS network to improving service and operating the network in an effective manner to provide quality service to the subscribers and to improve operating results.

In August of 2002, the Company entered into a resale agreement for its PCS wireless network through Sprint to Virgin Mobile USA, LLC a joint venture of Sprint and the Virgin global family of companies. The agreement allows the Company to receive wholesale revenue for usage of the network by Virgin Mobile subscribers traveling in or based in the Company's network coverage area. The Company has also agreed to sell Virgin Mobile handsets and plans in its retail stores. The plans offered by Virgin Mobile are pre-paid plans, a type not currently offered by Sprint. Prior to the beginning of 2003, the Company had not seen significant revenue from or usage by wholesale users. During the third quarter of 2003, the network minutes generated by wholesale users, primarily from Virgin Mobile subscribers active on the Company's PCS network were over 3 million minutes compared to 40 thousand minutes for the same period in 2002.

As previously reported, a reduction in the Sprint travel rate took effect January 1, 2003. The rate decreased from $0.10 per minute to $0.058 per minute for payable and receivable minutes. Incorporating the rate change, the Company's net travel receivable position decreased to $1.1 million for the current quarter, compared to $1.8 million for the same quarter last year, including the long distance portion of that traffic. The Company's travel receivable minutes increased 43% to 58.7 million while the travel payable minutes increased by 66% to 41.6 million for the quarter. The increases in travel minutes receivable and payable are primarily the result of an increase in usage of the Company's network facilities by subscribers based in other markets and growth in subscribers in the Company's markets. On a per subscriber basis, the Company's average of travel payable minutes increased to 175 minutes in the third quarter of 2003, an increase of 39 minutes from third quarter of 2002, and an increase of 21 minutes from second quarter 2003. A continuation of this trend will negatively impact the results of the PCS operation and overall results of the Company absent any changes in the economic arrangements with Sprint.

As discussed in the Company's annual report on Form 10-K for the 2002 year, the Company experienced a shift in PCS customer additions from prime to sub-prime credit classes in late 2001 and early 2002, associated with the Sprint Clear Pay no-deposit program. As a result of increased bad debt expense and disconnects for non-payments, the Company initiated a deposit of $250 in April 2002, for credit challenged prospective customers. As a result of the increase in sub-prime customers prior to April 2002, the Company experienced high rates of churn and bad debt expense for the period of May 2002 through early 2003.

In the third quarter of 2003 the Company's average churn rate decreased to 2.2%, compared to the peak of 4.0% in the third quarter of 2002. It is unknown what impact Wireless Local Number Portability, scheduled to begin November 24, 2003, will have on churn. Bad debt expense increased significantly in the third and fourth quarters of 2002, as a downstream result of the Clear Pay no-deposit program suspended in April 2002. Bad debt expense for the PCS operation, as a percentage of service revenues, was 12.5% in fourth quarter 2002, 8.7% in first quarter 2003, 6.0% in second quarter 2003 and 2.7% of service revenues in the third quarter 2003. There is no certainty that the improving bad debt trend will continue in the future.

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

The Company will pay approximately $12.0 million in taxes on the VA 10 RSA transaction this year, of which approximately $8.9 million have been paid through September 30, 2003. The remaining $3.1 million of taxes will be paid in a final installment in December of 2003. Additional taxes will be due on the $5.0 million held in escrow upon the release of the funds to the Company at the termination of the escrow arrangement, on February 28, 2005. -

In addition to the Virginia 10 RSA transaction discussed above, the Company's cash and cash equivalent balances remained above expected levels, due to a slower capital spending rate for the first nine months of 2003. The Company repaid $11.2 million in total debt during the first nine months of 2003, of which $3.1 million was for scheduled debt payments, $4.6 million was a prepayment of fixed rate debt and the remaining $3.5 million was the payment of revolving term debt. The capital spending and debt retirement were accomplished from funds generated through operations. The Company's ratio of total debt to total assets ended the quarter at 23.7% compared to 24.3% at June 30, 2003, 24.4% at March 31, 2003 and 33.8% at December 31, 2002.

The Company is evaluating software packages and consulting arrangements to comply with the various elements of the Sarbanes Oxley. Management anticipates this will be a significant undertaking for the Company, and will require resources beyond the expertise of the existing staff. Management has not been able to reasonably estimate the cost of implementation or the ongoing cost of compliance related to this legislation.

Operating Risks

The Company is dependent on Sprint for the reporting of a significant majority of PCS revenues, particularly travel and service revenue. Controls and processes are continually refined, so the Company can monitor, review, test, and validate information being reported to the Company by Sprint. The Company is at risk for reporting errors that may be made by Sprint.

The net balance of PCS travel revenue and expense could change significantly due to changes in service plan offerings, changes in the travel settlement rate, changes in travel habits by the subscribers in the Company's market areas or other Sprint subscribers and numerous other factors beyond the Company's control. The Company is continuing to monitor the financial strength of the other public affiliates of Sprint, as their ability to maintain their segment of the Sprint network may impact the ability of the Company to add new subscribers.

The Company's PCS churn rate, bad debt expense and handset upgrades for existing customers are items that can individually or collectively have a material adverse impact on the operating results of the Company. Recent trends of churn and bad debt expense have been favorable for the first nine months of 2003 compared to 2002. The handset upgrade costs were $6.69 per average subscriber per month for third quarter of 2003 compared to $7.41 per average subscriber per month for second quarter 2003, and $3.88 per average subscriber in first quarter 2003. The handset upgrade cost is the result of existing subscribers upgrading their handsets for newer models with features not available on the old handsets.

Wireless Local Number Portability (WLNP) will permit a subscriber to change wireless service providers in the same market area while retaining their existing telephone number. This Federal Communications Commission mandate is scheduled to be effective November 24, 2003. As a result of WLNP, portions of the PCS subscriber base may migrate to other wireless providers, thereby contributing to increased churn. Alternatively, the implementation of WLNP may allow the Company to attract subscribers from other wireless providers.

The Company has limited control over the service plans offered to Sprint customers in the competitive wireless telecommunications industry. As a result, the plans offered may have a material adverse effect on the Company's results of operations.

The Company's access revenue may be adversely impacted by legislative or regulatory actions that decrease access rates or exempt certain traffic from paying access to the Company's regulated telephone network. During the second quarter of 2003, the Company recorded a reduction in access revenue of $1.5 million from interexchange customers related to certain charges the Company billed for access to the Company's switching facilities and the local exchange network. The disputes cover a two-year period beginning in 2001 through and including second quarter of 2003. The total amount of the reduction related to the first six-months of 2003 was $0.7 million. The amount of the reduction that relates to billings in the third quarter and the first nine months of 2002 is $0.2 million and $0.5 million, respectively. These disputes have been resolved and the Company recorded a positive adjustment of $0.3 million in the third quarter to reflect the final analysis of the issue.

The Company's revenue from fiber leases may be adversely impacted by further erosion in demand or in price competition for these facilities. There is also the potential for additional bankruptcies of the Company's lease customers. The Company is monitoring each of its fiber lease customers closely to minimize the risk related to this business.

Results Of Operations Third Quarter 2003 vs. Third Quarter 2002

General

Total revenue for the third quarter of 2003 was $27.6 million, an increase of $3.0 million, or 12.0% compared to $24.6 million for the third quarter of 2002. Total revenues include wireless revenue of $18.0 million, an increase of $2.2 million or 14.0%; wireline revenues of $7.8 million, an increase of $0.7 million, or 9.2%; and other revenues of $1.8 million, an increase of $0.1 million or 4.8%. Income from continuing operations increased $2.3 million, to $2.7 million, compared to $0.4 million for the same period in 2002. Income per share from continuing operations, diluted was $0.71 cents per share, compared to $0.10 per share for the same period last year.

Revenues

Wireless revenues are primarily derived from the PCS business. As of September 30, 2003, the Company had 81,015 retail PCS subscribers. The PCS operation added 18,581 net subscribers since September 30, 2002, and 3,617 since June 30, 2003. Total wireless service revenues were $11.8 million for third quarter 2003, an increase of $2.8 million or 32.0% compared to $8.9 million for third quarter 2002. The Company's Average Revenue Per User (ARPU) exclusive of travel revenue, increased 2.8% to $55.09 for the third quarter of 2003, compared to $53.58 for the third quarter of 2002. The third quarter 2003 ARPU also increased 4.3% compared to the second quarter 2003 ARPU of $52.84. These increases are the result of adding new subscribers adopting higher rate plans, increased data usage, and subscribers adding new features to their existing plans.

PCS travel and roamer revenue combined for the third quarter 2003 were $4.9 million, a $1.0 million or 16.5% decrease compared to the travel and roaming revenue for third quarter 2002. The travel and roamer revenue reduction was primarily a result of the decline in the per minute travel rate from $0.10 per minute in 2002 to $0.058 per minute as of January 1, 2003. This 42% rate decrease was somewhat offset by an increase in usage of our network by Sprint wireless customers residing outside of the Company's PCS territory and other carriers' customers.

Wireline revenues were $7.8 million, an increase of $0.7 million or 9.2%. Access revenue in the telephone business increased $0.7 million, due primarily to increased traffic compared to the same period last year and $0.3 million related to the final analysis of the interexchange carrier access charges previously described. Total switched minutes of use increased 16.8% compared to the third quarter of 2002. This increase primarily consists of terminating traffic, of which approximately 85% are wireless calls coming into the Company's network and being delivered to wireless users.

Other revenues were $1.8 million, an increase of $0.1 million or 4.8%. Internet revenues increased $0.1 million or 5.0%. The total subscriber base for the Company's dial-up and DSL Internet services was 18,779 as of September 30, 2003 compared to 18,559 as of September 30, 2002. Total dial-up and DSL Internet subscribers increased 220 or 1.2% compared to September 2002. While DSL subscribers increased 626 or 117% compared to the September 30, 2002 subscriber base, there was a decline of 406 subscribers in dial-up subscribers from the same time period last year. In those areas where the Company is limited to only dial-up Internet service, the Company has recently experienced increased subscriber deactivations due to migration to competing high-speed Internet services.

Operating Expenses

Total operating expense for third quarter 2003 was $22.6 million, an increase of $0.3 million or 1.6%, compared to third quarter 2002. The principal factors reflected in the higher operating expense were increases in PCS subscribers and the expanded PCS operation, offset by a significant decline in bad debt expenses.

Costs of goods and services were $3.0 million, an increase of $0.3 million or 9.3%, due to an increase in gross subscriber additions and current customers upgrading their handsets in the PCS operation. During the third quarter of 2003, the Company added 9,354 gross new subscribers compared to 9,259 gross new subscribers added in the third quarter 2002. Existing subscribers are purchasing new handsets to replace their current handsets as new features become available and new services are offered that are not available on earlier model handsets. The upgrade cost for the third quarter of 2003 was $0.5 million. The Company requires the existing subscribers to sign a new one or two year service contract in order to receive a discount on the purchase price of a handset. Management anticipates the upgrade trend will continue, and may increase significantly in the future as handsets are offered as enticement for a subscriber to extend their service agreement.

Network operating costs were $8.4 million, an increase of $0.1 million, or 1.5% compared to third quarter 2002. Increased rental costs for towers and buildings and increased line costs in the PCS operation were offset by lower travel costs.

Depreciation and amortization expense was $4.2 million, an increase of $0.4 million or 11.2% compared to $3.8 million for the third quarter of 2002, as new assets, primarily in the PCS and telephone operation, have been added to the networks.

Selling, general and administrative costs were $7.0 million, a decrease of $0.5 million or 6.0%. Bad debt expense decreased $1.2 million; primarily due to reduced PCS subscriber terminations for non-payment compared to previous periods. Bad debt expense was 2.2% of total revenue for the third quarter of 2003, compared to 7.4% of total revenue for third quarter of 2002. Billing and customer care costs incurred in the PCS operation, primarily charges from Sprint, increased $0.5 million as a result of the increase in the total number of PCS subscribers. Advertising, customer support and selling expenses increased $0.2 million, due to the ongoing sales activity.

In the Company's PCS operation, cash cost per user (CCPU) declined to $40.05, a 25.7% decrease from the third quarter of 2002. The reduction was primarily the result of a decrease in the travel rate and to a lesser degree improved economies of scale due to the increase in total subscribers. The Company's cost per gross add (CPGA) in the PCS business increased to $418.22 or 21.3% from third quarter of 2002, due to increased selling, advertising and promotional costs over the same period last year and increased handset upgrades. The Company includes the cost of upgrading existing subscribers handsets in its CPGA calculation.

Other Income (Expense)

Non-operating income increased $0.2 million due primarily to the interest income on the proceeds from the sale of the VA 10 RSA Limited Partnership interest.

Losses on external investments were $0.1 million in third quarter 2003, compared to a $0.7 million loss in the third quarter 2002. The improvement is primarily a result of last year's third quarter loss on the sale of the VeriSign stock discussed in previous filings.

Third quarter 2003 interest expense decreased by $0.2 million, or 21.0%, a result of decreased borrowing levels compared to third quarter 2002. The Company's total debt decreased by $9.0 million from September 30, 2002 to September 30, 2003 including $4.5 million paid in advance of its scheduled due date. The Company's total debt as of September 30, 2003 was $44.4 million, compared to $53.4 million as of September 30, 2002 and $55.5 million at December 31, 2002.

Income before income taxes, discontinued operations and cumulative effect of accounting changes was $4.3 million, an increase of $3.7 million from the $0.6 million reported for the third quarter of 2002. The change in operating income was an increase of $2.7 million. Increased revenues, lower bad debt expense, and the impact of the loss from the sale of the VeriSign stock in the third quarter of 2002 results were the primary factors that contributed to the Company's improved 2003 results before taxes.

Income tax provision was $1.6 million, an increase of $1.4 million due to higher earnings compared to the same period last year. The Company operates in multiple states with varying income tax rates. The Company's effective tax rate reflects the change in income and losses recorded in those states.

Income from continuing operations was $2.7 million for third quarter 2003, compared to $0.4 million for the third quarter 2002, an increase of $2.3 million.

There was a loss from discontinued operations of $23 thousand after taxes in the third quarter 2003, compared to a profit of $1.8 million for the third quarter of 2002 from the Company's cellular operations sold in February 2003. The current quarter loss was the result of the settlement of the working capital adjustment through the payment of cash from the Company back to the purchaser for certain adjustments provided for in the sales agreement of the Company's 66% interest in the Virginia 10 RSA Limited Partnership. There have been no claims initiated against the funds in escrow related to this sale.

The Company adopted FAS 143 effective January 1, 2003, and as a result recorded a charge to earnings for the cumulative effect of this change in accounting of $76 thousand after taxes. The impact of adopting this statement was a $3 thousand charge after taxes in third quarter of 2003 and would have been a similar figure in the third quarter of 2002, had the change been adopted previously.

The Company's third quarter net income was $2.7 million compared to $2.2 million in 2002. Income from continuing operations increased $2.3 million. Income from discontinued operations was a nominal loss in third quarter 2003, compared to a $1.8 million profit in third quarter 2002 from the Company's cellular operations.

Results Of Operations First Nine Months of 2003 vs. First Nine Months of 2002

General

Total revenue from continuing operations for the first nine months of 2003 was $77.4 million, an increase of $9.9 million, or 14.6% compared to $67.5 million for the first nine months of 2002. Total revenues include wireless revenue of $50.4 million, an increase of $9.1 million or 21.9%; wireline revenues of $21.7 million, an increase of $0.3 million, or 1.3%; and other revenues of $5.2 million, an increase of $0.5 million or 10.7%. Income from continuing operations increased $8.9 million, to $5.7 million, compared to a $3.2 million loss for the same period in 2002. Income from continuing operations diluted was $1.49 cents per share for the first nine months of 2003, compared to a $0.85 loss per share for the first nine months of 2002.

Revenues

Wireless revenues are primarily derived from the PCS business. As of September 30, 2003, the Company has 81,015 PCS subscribers. The PCS operation added 18,581 net subscribers since September 30, 2002, which contributed to a $8.3 million or 34.4% increase in subscriber revenue compared to the year-to-date results as of September 30, 2002. Total service revenues were $32.4 million for year-to-date 2003, an increase of $8.4 million or 34.4% from the same period last year. The Company's Average Revenue Per User (ARPU) increased to $53.44 for the first nine months of 2003, compared to $52.05 for the same period of 2002.

PCS travel and roamer revenue combined were $14.4 million, and increased $0.4 million or 3.1% compared to 2002 year-to-date results. Travel and roamer revenue growth was attributable to increased usage of our network by Sprint wireless customers residing outside of our PCS territory and other carriers' customers offset by a decline in the travel rate from $0.10 per minute in 2002 to $0.058 per minute as of January 1, 2003. Roaming rates also declined in 2003 compared to 2002.

Wireline revenues were $21.7 million, an increase of $0.3 million or 1.3%. Access revenue in the telephone business increased $0.6 million, due primarily to the impact of increased traffic this year, somewhat offset by a $1.2 million net reduction in access revenue the Company recorded during 2003. The total net amount of the reduction related to the nine-month period for 2003 was $0.7 million. The amount of the reduction that relates to billings in the nine months of 2002 was $0.5 million. The Company has resolved the issue, and credits have been issued to the impacted customers. Lease revenue for the Company's fiber network facilities decreased $0.2 million compared to the same period last year.

Other revenues were $5.2 million, an increase of $0.5 million or 10.7%. Internet revenues increased $0.2 million or 7.5%. Internet subscribers increased 1.2% but the subscriber base has begun to shift from dial-up service to the faster DSL service offering, as discussed above. The 511Virginia travel information project contributed $0.3 million to the increased revenues in 2003, due to the renewed contract with the Commonwealth of Virginia mentioned in earlier filings.

Operating Expenses

Total operating expense was $65.8 million, an increase of $5.6 million or 9.4%, compared to $60.2 million for the nine months of 2002. The increase in total number of PCS subscribers and the expanded PCS operation were the principal factors driving costs higher.

Costs of goods and services increased $0.6 million or 8.2% to $7.9 million, primarily due to the number of PCS handset upgrades sold in the nine months of 2003 compared to the handset upgrades in 2002, offset by lower gross adds. Handset upgrade costs were in excess of $1.2 million for the nine months of 2003 compared to an immaterial amount in 2002. During the first nine months of 2003, the Company added 29,448 new gross PCS subscribers compared to 30,989 new gross PCS subscribers added in the first nine months of 2002. The decrease in gross additions is due in part to the tightening of credit policies in mid-2002.

Network operating costs were $25.2 million, an increase of $1.5 million, or 6.2%. Increased rental costs for PCS towers and buildings contributed $0.8 million to the increased network operating costs. Line costs in the PCS operation increased $0.7 million, while travel expense increased $0.1 million compared to the first nine months of 2002. Other expenses decreased $0.1 million compared to the same period last year.

Depreciation and amortization expense was $12.3 million, an increase of $1.7 million or 16.4% compared to $10.6 million for the nine months of 2002, as new assets, particularly in the PCS operation, have been added to the networks.

Selling, general and administrative costs were $20.5 million, an increase of $1.8 million or 9.9%. Advertising, customer care, billing and selling expenses increased $2.1 million. This increase was primarily due to the increase in advertising and promotions in the PCS operation. PCS billing and customer care costs billed from Sprint increased due to increased PCS subscribers. Administrative and other costs increased $0.4 million, due to additional staff added to support the growing Company operations. Bad debt expense was $1.8 million for the nine months of 2003, a decrease of $1.3 million from $3.1 million for the nine months of 2002, due primarily to the elimination of the Clear Pay promotion in April 2002. Bad debt expense for the PCS operation, as a percentage of total PCS revenues, was $1.8 million or 3.7% for the first nine months of 2003, compared to $2.6 million or 6.5% for the same period in 2002. Bad debt expense in other operations was nominal in 2003, compared to $0.5 million, last year due to the write off of accounts from several large interexchange carriers.

The Company's operating margin for the nine months of 2003 (operating income divided by total revenue) was 14.9%, up from 10.8% for the same period last year. This change was primarily due to increased revenues generated in the wireless segments of the business, and the significant decline in bad debt expense. Revenues grew at a 14.6% rate, while expenses grew at a 9.4% rate.

In the Company's PCS operation the average cash cost per user (CCPU) for the nine months ended September 2003, was $43.76 per month, compared to $51.82 per month for nine months ended September 2002. This decrease of 15.6% is the result of an increase in total subscribers contributing to economies of scale, and a decrease in the customer travel rate, somewhat offset by increased travel minutes used by each customer. The Company's cost per gross add (CPGA) increased to $338.41 for 2003 compared to $280.68 for 2002, due to increased selling costs, advertising and promotion costs over the same period of last year. The Company's policy of subsidizing handset upgrades to retain existing subscribers increased the CPGA measure by approximately $30.00 per gross customer added thus far in 2003.

Other Income (Expense)

Non-operating income increased $0.2 million to $0.3 million, primarily the result of interest income, which was generated from the proceeds of the sale of the VA 10 RSA Limited Partnership interest.

The Company has investments in several venture funds that invest primarily in high-risk technology start-up companies. Losses on external investments were $0.3 million; an improvement of $9.3 million due primarily to the losses on the VeriSign investment recorded for the nine months ended September 30, 2002.

Interest expense decreased by $0.5 million, or 15.5%, a result of decreased borrowing levels compared to 2002. The Company's total debt decreased by $13.4 million from September 30, 2002 to September 30, 2003, including $4.6 million paid in advance and the repayment of the revolving notes of $4.7 million. The Company's total debt as of September 30, 2003 was $44.4 million, compared to $57.8 million as of September 30, 2002 and $55.5 million at December 31, 2002.

For the nine months ended September 30, 2003, income before income taxes, discontinued operations and cumulative effect of accounting changes was $9.0 million, an increase of $14.3 million from the $5.3 million loss for the same period last year. Operating income increased $4.4 million and other income (expense) improved $9.9 million compared to the 2002 results.

Income tax provision was $3.3 million, an increase of $5.4 million due to higher earnings compared to the same period last year. The change in the effective tax rate was the result of changes in the apportionment of income and losses between states where the Company operates.

Income from continuing operations was $5.7 million, compared to a loss of $3.2 million, an increase of $8.9 million due primarily to the improvement in operating income in 2003, and the impact of the VeriSign transactions from 2002.

Income from discontinued operations was $22.6 million in 2003, including two months of operations and the sale of the Company's portion of the Virginia 10 RSA Limited Partnership interest in the first quarter of 2003, compared to $5.5 million for operating results of that segment of the business recorded in the first nine months of 2002.

The Company adopted FAS 143 effective January 1, 2003, and as a result recorded a charge to earnings for the cumulative effect of this change in accounting of $76 thousand after taxes. The impact of adopting this statement was a $16 thousand charge after taxes in first nine months of 2003 and is reflected in operating expenses for 2003.

The Company's net income for the nine months ended September 30, 2003 increased to $25.9 million compared to $2.3 million in the same period of 2002.

Investments In Non-Affiliated Companies

The Company participates in emerging technologies by investing in entities that invest in start-up companies. This includes indirect participation through capital venture funds of South Atlantic Venture Fund III, South Atlantic Private Equity IV, Dolphin Communications Parallel Fund, Dolphin Communications Fund II and Burton Partnership. The Company also participates by direct investment in privately held companies. Currently the Company's only direct investment is in NTC Communications, a provider of voice, video and data connections to off campus housing properties at universities and colleges. For those investments that eventually go public, it is the intent of the Company to evaluate whether to hold or sell parts or all of each investment on an individual basis.

As of September 30, 2003, the Company held shares in two companies that are publicly traded, with the following market values: $45 thousand in Net IQ (NTIQ) with 3,744 shares held, and $119thousand in Deutsche Telekom, AG (DT) with 8,219 shares held. Net unrealized gains on the securities available-for-sale decreased $27 thousand during the third quarter of 2003 to $6 thousand reflecting the volatility of the technology securities in the Company's portfolio and current market conditions.

Liquidity And Capital Resources

The Company generated $21.7 million in cash from operations in the first nine months of 2003, compared to $16.3 million generated in the same period of 2002. The change in cash from operations is made up of an $8.9 million increase in income from continuing operations, a $1.7 million increase in depreciation expensef, a $4.2 million increase in deferred taxes, an $9.3 million decrease in loss on investments, a reduction in receivables of $1.4 million, and $1.5 million decrease from changes in other items, primarily current asset and liability accounts. The change in receivables was primarily the result of a $1.5 million cash true up from Sprint during the early part of 2003, somewhat offset by an increase in overall receivables.

The Company's investing activity was 53.4% of the level in the first nine months of 2002. Total investing was $9.1 million for 2003, versus $17.1 million used in the first nine months of 2002. Capital spending was $9.2 million, a decrease of $9.7 million or 51.3% compared to spending in the first nine months of 2002. Management anticipates total capital spending will be less than $15 million for 2003, compared to an original capital budget of $19.4 million. Projects originally included in the budget have generally been delayed and will likely be undertaken in the future as demand for additional services makes the projects economically justifiable. The Company's financing activities include the payment of long-term debt, and the payment of revolving debt, which occurred in the early part of 2003. As cash is generated from operations, and with the cash balances available from the sale of the partnership interest, management anticipates there will be a limited need to borrow any funds for the remainder of the year.

The Company currently does not have specific plans for the proceeds from the sale of its cellular interest. The Company is holding the proceeds in short-term investments to provide flexibility for investment opportunities that may arise. As of September 30, 2003 the Company has $29.7 million invested in cash equivalents comprised of liquid, low risk, United States government and agency instruments. The Company selected numerous funds, and several managers to reduce its exposure to fund and fund management risk. Approximately $3.0 million will be used in the remaining months of 2003 for tax payments associated with the partnership sale. The $5.0 million escrow funds are also invested in similar instruments. The funds in the escrow account are available for unrecorded liabilities of the partnership for a period of up to two years from the date of closing. The Company receives the income from the invested proceeds, but cannot access the principal prior to February 28, 2005.

The Company's outstanding long-term CoBank debt is $38.3 million, consisting of multiple notes at fixed rates ranging from approximately 6% to 8%. The weighted average rate of the CoBank debt at September 30, 2003 was approximately 7.6%. The stated rate excludes patronage credits that are paid to CoBank borrowers after CoBank's year-end. During the first quarter of 2003, the Company received patronage credits of approximately 60 basis points on its outstanding CoBank debt balance. Repayment of the CoBank long-term debt facilities requires monthly payments on the debt through September 2013. There are three financial covenants tied to these facilities. These are measured at the end of the quarter, based on a trailing 12-month basis, and are calculated on continuing operations. The ratio of total debt to operating cash flow, which must be 3.5 or lower, was 1.5. The equity to total assets ratio, which must be 35% or higher, was 56.1%. The ratio of operating cash flow to scheduled debt service, which must exceed 2.0, was 3.66.

The Company's Telephone subsidiary has long-term debt with Rural Utilities Service /Rural Telephone Bank (RUS/RTB) that totaled $6.1 million at the end of September 30, 2003, compared to $11.0 million at December 31, 2002, with maturities through 2019. The Company prepaid $4.6 million earlier in 2003, with nominal prepayment penalties. The weighted average interest rate on the RUS/RTB debt is approximately 5.93%, down from 6.51% as a result of repaying several notes with higher rates of interest during the first six months of 2003.

Year-to-date capital spending was $9.1 million, compared to a total capital budget for the year of approximately $19.4 million. Major projects in the year-to-date spending primarily include enhancements to the PCS network. Management expects cash flow from operations and current cash and cash equivalent balances will provide the Company with adequate capital resources for the remainder of 2003.

The Company declared a cash dividend of $0.78 per share payable to shareholders of record on December 1, 2003. The Company will pay approximately $3.0 million in cash dividends, which are anticipated to be funded from operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risks relate primarily to changes in interest rates on debt or investment instruments held to maturity. Our interest rate risk involves two components. The first component is outstanding debt with variable rates, which currently is not applicable because as of September 30, 2003, the Company did not have any variable rate debt outstanding. The Company's debt has fixed rates through its maturity.

The second component of interest rate risk is temporary excess cash, primarily invested in overnight investments. Available cash will continue to be used to repay existing and new debt obligations if incurred, maintain and upgrade capital equipment, fund ongoing operating expenses, and fund dividends (as declared) to the Company's shareholders. With its current level of available cash and cash equivalents, the Company is positioned to evaluate potential investment or acquisition opportunities that may arise. Management does not view market risk as having a significant impact on the Company's results of operations.

ITEM 4. Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and President, who is the Company's principal executive officer, and its Executive Vice President and Chief Financial Officer, who is the Company's principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, the Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934.

During the third fiscal quarter, there have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

      (a) The following exhibits are attached to this Quarterly Report on Form 10-Q:

      31 Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

      32 Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

      (b) The following Current Reports on Form 8-K were filed during the period covered by this report:

                Filing Date of Report    Item Reported
                ---------------------    -------------
                July 17, 2003            Item 9 (press release announcing second
                                         quarter 2003 financial results)

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              SHENANDOAH TELECOMMUNICATIONS COMPANY
              (Registrant)


November 12, 2003   /S/ EARLE A. MACKENZIE
                    Earle A. MacKenzie
                    Executive Vice President and
                    Chief Financial Officer
                    (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

      Exhibit No.                               Exhibit
      -----------                               -------

          31 Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

          32 Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.