Form 10-K
period 2003-12-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2004-03-09
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from__________ to __________

                         Commission File No.: 000-09881

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

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

                                   ----------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

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

Yes |X|         NO |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 27, 2003, based on the closing sale price of such stock on the NASDAQ National Market on such date, was approximately $157 million (In determining this figure, the registrant has assumed that all of its officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                  OUTSTANDING AT FEBRUARY 24, 2004
Common Stock, No Par Value                                 7,602,838

                                   ----------

      Information in Part III is incorporated by reference to the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders.

                      SHENANDOAH TELECOMMUNICATIONS COMPANY

Item                                                                      Page
Number                                                                    Number

                                     PART I

1.      Business                                                          4-16
2.      Properties                                                        16-17
3.      Legal Proceedings                                                 17
4.      Submission of Matters to a Vote of Security Holders               17

                                     PART II

5.      Market for the Registrant's Common Equity and Related
        Shareholder Matters                                               18
6.      Selected Financial Data                                           18-19
7.      Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         19-39

7A.     Quantitative and Qualitative Disclosures about Market Risk        40
8.      Financial Statements and Supplementary Data                       41
9.      Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure                                          41
9A.     Controls and Procedures                                           41

                                    PART III

10.     Directors and Executive Officers of the Registrant                42
11.     Executive Compensation                                            42
12.     Security Ownership of Certain Beneficial Owners and Management    43
13.     Certain Relationships and Related Transactions                    43
14.     Principal Accountant Fees and Services                            43

                                     PART IV

15.     Exhibits, Financial Statement Schedules, and Reports
        on Form 8-K                                                       44-48

                Index to the Consolidated 2003 Financial Statements       F-1

                Certifications

                Exhibits Index

                                     PART I

            This Annual Report contains forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to changes in the interest rate environment; management's business strategy; national, regional, and local market conditions; and legislative and regulatory conditions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances, except as required by law.

ITEM 1. BUSINESS

            Shenandoah Telecommunications Company is a diversified telecommunications holding company providing both regulated and unregulated telecommunications services through its nine wholly-owned subsidiaries. The Company's business strategy is to provide integrated, full service telecommunications products and services in the Northern Shenandoah Valley and surrounding areas. This geographic area includes the four-state region from Harrisonburg, Virginia to the Harrisburg and Altoona, Pennsylvania markets, and on a limited basis into Northern Virginia. Our fiber network is a state-of-the-art electronic backbone utilized for many of our services with the main lines of this network following the Interstate-81 corridor and the Interstate-66 corridor in the northwestern part of Virginia. Secondary routes providing redundant capacity are built to provide alternate routing in the event of an outage. The Company is certified to offer competitive local exchange services in Virginia outside of the present telephone service area. The Company has 268 employees and operates ten reporting segments based on the products and services provided by the holding company and the operating subsidiaries. There are minimal seasonal variations in the Company's operations, with the exception of the traditional seasonality in the retail sale of wireless handsets and services in November and December. The Company provides personal communications service (PCS) and is licensed to use the Sprint brand name in the territory from Harrisonburg, Virginia to Harrisburg, York and Altoona, Pennsylvania. The Company operates its PCS network under the Sprint radio spectrum license. The Company also holds a paging radio telecommunications license.

            In November 2002, the Company entered into an agreement to sell its 66% general partner interest in the Virginia 10 RSA Limited Partnership (cellular operation) to Verizon Wireless for $37.0 million. The partnership interest was owned by the Mobile company subsidiary. The closing of the sale took place at the close of business on February 28, 2003. The total proceeds received were $38.7 million, including $5.0 million held in escrow, and a $1.7 million adjustment for estimated working capital at the time of closing. There was a post closing adjustment based on the actual working capital balance as of the closing date, which amounted to a charge to the Company of $39 thousand. The $5.0 million escrow was established for any contingencies and indemnification issues that may arise during the two-year post-closing period. To date, there have been no claims filed against the escrowed funds. The Company's net after tax gain on the total transaction was approximately $22.4 million, which is reflected in the 2003 financial statements. As set forth in the Company's consolidated financial statements appearing in the Company's 2003 Annual Report to security holders, the operating results of the partnership are reflected in discontinued operations for all periods presented.

            Shenandoah Telecommunications Company

            The Holding Company invests in both affiliated and non-affiliated companies. The Company's investments in non-affiliated companies are The Burton Partnership, LP (Burton), CoBank, Dolphin Communications Parallel Fund, LP (Dolphin), Dolphin Communications Fund II, LP (Dolphin II), NECA Services, Inc., NTC Communications, L.L.C.,
            (NTC), South Atlantic Private Equity IV LP (SAPE IV), and South Atlantic Venture Fund III (SAVF III). Burton invests in a combination of small capitalization public companies and privately owned emerging growth companies. CoBank is a cooperative bank, and is the Company's primary lender. As a term of the loan agreement, the Company is required to own a specified amount of CoBank's stock. The growth of this investment is the result of distributions declared by CoBank and recorded by the Company that will be received by the Company in the future. Dolphin, Dolphin II, SAVF III, and SAPE IV are venture capital funds that invest in startup companies, a large number of which are telecommunications firms. NECA Services, Inc. provides services to telecommunications providers. NTC is a limited liability company that provides bundled telecommunication services primarily to privately owned multi-unit housing properties that target students near college and university campuses.

            Shenandoah Telephone Company

            This subsidiary provides both regulated and non-regulated telephone services to approximately 24,900 customers as of December 31, 2003, primarily in Shenandoah County and small service areas in Rockingham, Frederick, and Warren counties in Virginia. This subsidiary provides access for inter-exchange carriers to the local exchange network. The telephone subsidiary has a 20 percent ownership in Valley Network Partnership (ValleyNet), which is a partnership offering fiber network facility capacity in western, central, and northern Virginia, as well as the Interstate 81 corridor from Johnson City, Tennessee to Carlisle, Pennsylvania.

            Shenandoah Cable Television Company

            This subsidiary provides coaxial cable based television service to approximately 8,700 customers in Shenandoah County. The system is a state-of-the art hybrid fiber coaxial network, upgraded to 750 megahertz which provides better signal quality, expands the number of channels, and provides the infrastructure for future offerings of broadband services. Digital program offerings along with pay per view options are value added features available to customers.

            ShenTel Service Company (ShenTel)

            ShenTel Service Company sells and services telecommunications equipment and provides information services and Internet access to customers in the Northern Shenandoah Valley and surrounding areas. The Internet service has approximately 17,400 dial-up customers and nearly 1,300 DSL customers as of December 31, 2003. This subsidiary offers broadband Internet access via ADSL technology.

            Shenandoah Valley Leasing Company

            This subsidiary finances purchases of telecommunications equipment by customers of the other subsidiaries, particularly ShenTel Service Company.

            Shenandoah Mobile Company

            Shenandoah Mobile Company owns and leases tower space in the PCS service territory mentioned below in Virginia, West Virginia, Maryland and Pennsylvania to Shenandoah Personal Communications Company and other wireless communications providers. Additionally, this subsidiary provides paging service throughout the Virginia portion of the Northern Shenandoah Valley. Shenandoah Mobile Company was the managing partner and 66% owner of the Virginia 10 RSA Limited Partnership prior to its sale February 28, 2003.

            Shenandoah Long Distance Company

            This subsidiary principally offers resale of long distance service for calls placed to locations outside the regulated telephone service area. This operation purchases switching and billing and collection services from the telephone subsidiary similar to other long distance providers. In addition, this subsidiary offers facility leases of fiber optic capacity in surrounding counties, and into Herndon, Virginia. This subsidiary has approximately 9,500 customers at December 31, 2003.

            Shenandoah Network Company

            This subsidiary owns and operates the Maryland and West Virginia portions of a fiber optic network in the Interstate-81 corridor. In conjunction with the telephone subsidiary, Shenandoah Network Company is associated with the ValleyNet fiber network.

            ShenTel Communications Company

            This subsidiary began offering DSL service marketing Front Royal, VA. in early 2002, is outside the Company's regulated service area. The Company is operating this subsidiary as a Competitive Local Exchange Carrier (CLEC). Currently there are minimal subscribers receiving service from this subsidiary.

            Shenandoah Personal Communications Company (PCS)

            PCS began offering personal communications services through a digital wireless telephone and data network in 1995. The service was originally offered from Chambersburg, Pennsylvania to Harrisonburg, Virginia under an agreement with American Personal Communications
            (APC), using the GSM air interface technology. Upon the sale of APC to Sprint, during the fourth quarter of 1999, PCS executed a management agreement with Sprint, finished constructing and activating a CDMA network where our GSM network existed, and converted our PCS customer base from GSM to CDMA service. The Sprint agreement expanded the Company's existing PCS territory to include the adjacent Basic Trading Areas of Altoona, Harrisburg, and York-Hanover, Pennsylvania increasing the population served by PCS from of 679,000 to one of 2,048,000. During 2000, PCS completed the initial network build-out of the Harrisburg/York, PA. market, placing 74 sites in service in February 2001. This portion of the network includes Harrisburg, York, Hanover, Gettysburg, and Carlisle, Pennsylvania. In December 2001, the Altoona, Pennsylvania market was activated bringing the total covered population to approximately 1,600,000. The network covers

            233 miles of Interstates 81 and 83, and provides coverage on a 126-mile section of the Pennsylvania Turnpike between Pittsburgh and Philadelphia. The Company had approximately 85,100 PCS customers at December 31, 2003.

            Additional information regarding the details of the agreements with Sprint is set forth in Note 7 of the Company's consolidated financial statements and related notes thereto appearing elsewhere in this report.

            Additional detail on the operating segments is set forth in Note 14 of the Company's consolidated financial statements appearing elsewhere in this report.

            The registrant does not engage in operations in foreign countries.

            Working capital practices and competitive conditions are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto appearing elsewhere in this report.

            The Company has no research and development expenses.

            Websites and Additional Information

            The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Company. In addition, we maintain a corporate website at www.shentel.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The contents of our website are not a part of this report.

            We also make available on our website and in print to any shareholder who requests them copies of the charters of each standing committee of our board of directors and our code of business conduct and ethics. Requests for copies of these documents may be directed to our Secretary at Shenandoah Telecommunications Company, 124 South Main Street, P.O. Box 459, Edinburg, Virginia 22824. To the extent required by SEC rules, we intend to disclose any amendments to our code of conduct and ethics, and any waiver of a provision of the code with respect to the Company's directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website referred to above within five business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

            RISK FACTORS

            The Company is subject to many risks. The following items are representative of the risks, uncertainties and assumptions that could affect the Company, future performance, liquidity and the outcome of the forward-looking statements. In addition, the business, future performance, and liquidity could be affected by general industry and market conditions and growth rates, general economic and political conditions, including the global economy and other future events, including those described below and elsewhere in this annual report on Form 10-K.

            Risks Related to the PCS Business

            Shenandoah Personal Communications Company (PCS) is the largest of our operating subsidiaries in terms of revenues and assets.

            PCS faces many risks associated with this substantial and growing business. The Company relies on Sprint's ongoing operations as the basis for its ability to continue to offer its PCS subscribers seamless national services that are currently provided. Given the magnitude of the relationship, any interruption in Sprint's business could adversely impact the Company's results of operations, liquidity and financial condition.

            Competition is intense in the wireless communications industry. Competition has caused, and the Company anticipates that competition will continue to cause, the market prices for two-way wireless products and services to decline in the future. The ability to compete will depend, in part, on the ability to anticipate and respond to various competitive factors affecting the telecommunications industry as a whole, and the wireless industry specifically.

            Revenues may be less than anticipated, which could materially adversely affect liquidity, financial condition and results of operations.

            Revenue growth is primarily dependent on the growth of the subscriber base, average monthly revenues per user, travel and roaming revenue. The Company has seen a continuation of competitive pressures in the wireless telecommunications market causing some major carriers to offer plans with increasingly larger bundles of minutes of use at lower prices that may compete with the Sprint wireless calling plans sold by the Company. Increased price competition may lead to lower average monthly revenues per user than anticipated. In addition, the lower reciprocal travel rate that Sprint instituted in 2003 reduced our travel revenue yield, although the Company's overall travel revenue increased due to significantly increased travel traffic. The Company's travel expense may not follow the same trend in the future, depending on our subscribers' travel usage outside our network area. If revenues are less than anticipated, it could impact liquidity, financial condition and results of operations.

            Operating costs may be higher than anticipated which could materially adversely affect liquidity, financial condition and results of operations.

            Increased competition may lead to higher promotional costs, losses on sales of handsets and other costs to acquire subscribers. Further, as described below under "Risks Related to Our Relationship With Sprint," a substantial portion of costs of service and roaming are attributable to fees and charges paid to Sprint for billing and collection, customer care and other back-office support. The ability to manage costs charged by Sprint is limited. If these costs are more than anticipated, the actual amount of funds to implement the Company's strategy and business plan may fall short of our estimates, which could have a material adverse affect on liquidity, financial condition and results of operations.

            The dynamic nature of the wireless market may limit management's ability to quickly discern causes of volatility in key operating metrics.

            The Company's dependence on Sprint to develop competitive products and services in the PCS segment may limit the ability to keep pace with competitors on the introduction of new products, services and equipment.

            The business plan and estimated future operating results are based on estimates of key operating metrics, including subscriber growth, subscriber turnover (commonly known as churn), average monthly revenue per subscriber, losses on sales of handsets and other subscriber acquisition costs and other operating costs. The dynamic nature of the wireless market, economic conditions, increased competition in the wireless telecommunications industry, Sprint's or any competitor's new service offerings of increasingly larger bundles of minutes of use at lower prices, and other issues facing the wireless telecommunications industry in general created a level of uncertainty that may adversely affect our ability to predict these key operating metrics.

            The Company may continue to experience a high rate of subscriber turnover, which could adversely affect financial performance in the future.

            The 2004 business plan assumes that churn will remain fairly stable under existing operating conditions. Due to significant competition in the industry and general economic conditions, among other things, this stability may not occur and the future rate of subscriber turnover may be higher than the Company's recent experience. Factors that may contribute to higher churn include:

                        o inability or unwillingness of subscribers to pay, which results in involuntary deactivations;

                        o subscriber mix and credit class, particularly sub-prime credit subscribers;

                        o competition of products, services and pricing of other providers;

                        o inadequate network performance and coverage relative to competitors in the Company's service area;

                        o     inadequate customer service;

                        o     increased prices; and,

                        o any future changes by Sprint and/or the Company in the products and services offered, especially as it relates to sub-prime credit customers.

            A high rate of subscriber turnover could adversely affect the competitive position, liquidity, financial position, results of operations and the costs of, or losses incurred in, obtaining new subscribers, especially because as is the norm in the industry, the Company subsidizes some of the costs related to the purchases of handsets by subscribers.

            The allowance for doubtful accounts is an estimate and may not be sufficient to cover uncollectable accounts.

            On an ongoing basis, the Company estimates the amount of subscriber receivables that will not be collected based on historical results and actual write-offs reported by Sprint. The allowance for doubtful accounts may underestimate actual unpaid receivables for various reasons, including:

                        o     the churn rate may exceed estimates;

                        o bad debt as a percentage of service revenues may increase rather than remain consistent with historical trends ;

                        o     adverse changes in the economy; or,

                        o unanticipated changes in Sprint's wireless products and services.

            If the allowance for doubtful accounts is insufficient to cover losses on receivables, it could adversely affect liquidity, financial condition and results of operations.

            Travel revenue, which is the fee paid to the Company by Sprint and the other Sprint Affiliates when their customers use the Company's network, could be less than anticipated, which could adversely affect the liquidity, financial condition and results of operations.

            The Company may incur significantly higher wireless handset subsidy costs than anticipated for existing subscribers who upgrade to a new handset.

            As the Company's subscriber base matures, and technological innovations occur, the Company anticipates existing subscribers will continue to upgrade to new wireless handsets. The Company subsidizes a portion of the price of wireless handsets and in some cases incurs sales commissions, for handset upgrades, to discourage customer defections to competitors. If more subscribers upgrade to new wireless handsets than the Company projects, the results of operations would be adversely affected. If the Company does not continue to subsidize the cost of the handsets for handset up-grades, subscribers could choose to deactivate and move to other carriers.

            If the Company is unable to secure additional tower sites or leases to install equipment to expand the wireless coverage or is unable to renew expiring leases, the level of service and ultimately the financial condition and results of operations could be adversely impacted.

            Many of the Company's cell sites are co-located on leased tower facilities shared with one or more wireless providers. A large portion of these leased tower sites are owned by a limited number of companies. If economic conditions affect the leasing company, the Company's lease may be impacted and the ability to remain on the tower could be jeopardized, which could leave areas of the Company's service area without service, and therefore the financial condition and results of operations could be materially and adversely affected.

            Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may discourage use of wireless handsets or expose the Company to potential litigation. Any resulting decrease in demand for wireless services, costs of litigation or damage awards could impair the ability to sustain profitability.

            Regulation by government or potential litigation relating to the use of wireless phones while driving could adversely affect our results of operations, liquidity and financial condition. Some studies have indicated that some aspects of using wireless phones while driving may impair drivers' attention in certain circumstances, making accidents more likely. These concerns could lead to litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or regulations on wireless phone use, any of which also could have an adverse effect on the results of operations. A number of U.S. states and local governments are considering or have recently enacted legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone. Legislation of this nature, if enacted, could require wireless service providers to supply to its subscribers hands-free enhanced services, such as voice activated dialing and hands-free speaker phones and headsets, in order to continue generating revenue from their subscribers who use wireless phones while driving. If the Company is unable to provide hands-free services and products to subscribers in a timely and adequate fashion, the volume of wireless phone usage would likely decrease, and the ability to generate revenues would suffer in the wireless line of our business.

            Risks Related to the Telecommunications Industry

            With the enactment of the Telecommunications Act of 1996, competition in all segments of the business has intensified.

            As new technologies are developed and deployed by competitors in the Company's service area, there is the potential that subscribers will elect other providers' offerings, based on price, capabilities and personal preferences. If significant numbers of the Company's subscribers elect to move to other competing providers, it could prevent the Company from operating profitably.

            Most of the Company's competitors are larger, possess greater resources, have more extensive coverage areas, and offer more services than the Company. There has been a recent trend in the industry towards consolidation through joint ventures, reorganizations and acquisitions. The Company expects this consolidation to lead to larger competitors over time, and as a result, the Company may be unable to compete successfully with larger companies that have substantially greater resources or that offer more services to larger geographic areas.

            Market saturation could limit or decrease the rate of new subscriber additions.

            Alternative technologies, changes in the regulatory environment and current uncertainties in the marketplace may reduce future demand for existing telecommunication services.

            The telecommunications industry is experiencing significant technological change, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances and industry changes could cause the technology used by the Company to become obsolete. The Company and its vendors may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost.

            If the Company and other companies that support the Company's operations are unable to keep pace with these technological changes, the Company may lose revenues, subscribers or both. This could be the result of changes in the telecommunications market based on the effects of the Telecommunications Act of 1996, from the uncertainty of future government regulation and changes in customers' technology demands.

            A recession in the United States involving significantly reduced consumer spending could have a negative impact on the results of operations.

            The Company customers are individual consumers and businesses that provide goods and services to consumers. The Company's customers are located in a relatively concentrated geographic area and our accounts receivable represent unsecured credit. An economic downturn could have an adverse affect on the Company's operations. In the event that the economic downturn occurs, and spending by consumers drops significantly, the Company may be negatively affected.

            Regulation by government and taxing agencies may increase the costs of providing service or require changes in services, either of which could impair the Company's financial performance.

            The Company's operations is subject to varying degrees of regulation by the Federal Communications Commission, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration along with state and local regulatory agencies and legislative bodies. Adverse decisions or regulation of these regulatory bodies could negatively impact the operations and the costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could increase income, sales or other tax costs.

            Risks Related to the Company's Relationship with Sprint

            The termination of the Company's affiliation with Sprint would severely restrict the ability to conduct the wireless business.

            The Company does not own the licenses to operate its wireless network. The ability of the Company to offer Sprint wireless products and services and operate a PCS network is dependent on the Sprint agreements remaining in effect and not being terminated. The Company's Management Agreement with Sprint automatically renews at the expiration of the 20-year initial term which ends in 2019, for an additional 10-year period and two subsequent 10-year periods unless the Company is in material default. Sprint can choose not to renew the Management Agreement at the expiration of any the renewal term. In any event, the Management Agreement terminates in 50 years.

            In addition, each of the Sprint Agreements can be terminated for breach of any material term, including, among others, marketing, build-out and network operational requirements. Many of these requirements are extremely technical and detailed in nature. In addition, many of these requirements can be changed by Sprint with little notice. As a result, the Company may not always be in compliance with all requirements of the Sprint agreements. At December 31, 2003, the Company believes it was in compliance with all material terms and conditions of the Sprint Management Agreement.

            The Company is dependent on Sprint's ability to perform its obligations under the Sprint agreements. The non-renewal or termination of any of the Sprint agreements or the failure of Sprint to perform its obligations under the Sprint agreements would severely restrict the ability to conduct business.

            Sprint may make business decisions that are not in the Company's best interests, which may adversely affect the relationships with subscribers in our territory, increase expenses and/or decrease revenues.

            Sprint, under the Sprint Agreements, has a substantial amount of control over the conduct of the Company's PCS business. Accordingly, Sprint may make decisions that adversely affect our PCS business, such as the following:

                  o Sprint could price its national plans based on its own objectives and could set price levels or other terms that may not be economically sufficient for the Company;

                  o Sprint could develop products and services, or establish credit policies, which could adversely impact the results of operations;

                  o Sprint cost to provide and maintain support services could increase;

                  o Sprint can reduce the reciprocal travel rate charged when Sprint's or its PCS Affiliates' subscribers use the Company's network after 2006;

                  o Sprint could, subject to limitations under our Sprint Agreements, alter its network and technical requirements or request the Company build out additional areas within its territories, which could result in increased equipment and build-out costs; or

                  o Sprint could make decisions that could adversely affect the Sprint brand names; products or services; or no longer perform its obligations, any of which would severely restrict the Company's ability to conduct business in its PCS segment.

            The occurrence of any of the foregoing could adversely affect the relationship with wireless subscribers in the Company's territories, increase expenses and/or decrease revenues and have a material adverse affect on liquidity, financial condition and results of operation not only in our PCS business, but could damage the reputation of the Company and have a similar impact on the other business segments.

            The dependence on Sprint for services may limit the ability to reduce costs, which could adversely affect the financial condition and results of operations or may adversely affect the ability to predict the results of operations.

            The dependence on Sprint injects a greater degree of uncertainty to the Company's business and financial planning. Unanticipated future expenses and reductions in revenue will have a negative impact on liquidity and make it more difficult to reliably predict future performance.

            It is the Company's policy to reflect the information supplied by Sprint in the financial statements in the respective periods. Corrections, if any, are made no earlier than the period in which the parties agree to the corrections.

            Inaccuracies in data provided by Sprint could overstate or understate expenses or revenues and result in out-of-period adjustments that may materially adversely impact financial results.

            Because Sprint provides billing and collection services for the Company, Sprint remits a significant portion of total revenues to the Company. The Company relies on Sprint to provide accurate, timely and sufficient data and information to properly record revenues, expenses and accounts receivable, which underlie a substantial portion of the financial statements and other financial disclosures.

            The Company and Sprint have previously discovered billing and other errors or inaccuracies, which, while not material to Sprint, could be material to the Company. If the Company is required in the future to make additional adjustments or charges as a result of errors or inaccuracies in data provided by Sprint, such adjustments or charges may have a material adverse affect on the financial results in the period that the adjustments or charges are made. Such adjustments, may lead to a qualified opinion by the external auditors, or require restatement of the Company's financial statements.

            The Company is subject to risks relating to Sprint's provision of back office services, changes in products, services, plans and programs.

            The inability of Sprint to provide high quality back office services could lead to subscriber dissatisfaction, increased churn or otherwise increased costs. The Company relies on Sprint's internal support systems, including customer care, billing and back office support. The Company's operations could be disrupted if Sprint is unable to provide and expand its internal support systems in a high quality manner, or to efficiently outsource those services and systems through third-party vendors.

            Sprint recently notified the Company that the customer care function was being outsourced to IBM. This move could impact the level of service the customers receive and could adversely impact the Company's ability to retain subscribers in its markets.

            Changes in Sprint's PCS products and services may reduce subscriber additions, increase subscriber turnover and decrease subscriber credit quality. The competitiveness of Sprint's PCS products and services is a key factor in the ability to attract and retain subscribers.

            Sprint's roaming arrangements to provide service outside of the Sprint National Network may not be competitive with other wireless service providers, which may restrict the ability to attract and retain subscribers and may increase the costs of doing business.

            The Company relies on Sprint's roaming arrangements with other wireless service providers for coverage in some areas where Sprint service is not yet available. The risks related to these arrangements include:

                  o the quality of the service provided by another provider during a roaming call may not approximate the quality of the service provided by the Sprint PCS network;

                  o the price of a roaming call off network may not be competitive with prices of other wireless companies for roaming calls;

                  o subscribers must end a call in progress and initiate a new call when leaving the Sprint PCS network and entering another wireless network;

                  o customers may not be able to use Sprint's advanced features, such as voicemail notification, while roaming; and

                  o Sprint or the carriers providing the service may not be able to provide accurate billing information on a timely basis.

            If customers are not able to roam quickly or efficiently onto other wireless networks, the Company may lose current subscribers and Sprint wireless services will be less attractive to new subscribers.

            Certain provisions of the Sprint Agreements may diminish the value of the Company's common stock and restrict or diminish the value of the business.

            Under limited contractual circumstances, Sprint may purchase the operating assets of the Company's PCS operation at a discount. In addition, Sprint must approve any assignment of the Sprint agreements. Sprint also has a right of first refusal if the Company decides to sell its PCS operating assets to a third-party. These restrictions and other restrictions contained in the Sprint agreements could adversely affect the value of the Company's common stock, may limit the ability to sell the business, may reduce the value a buyer would be willing to pay and may reduce the "entire business value," as described in the Sprint agreements.

            The Company may have difficulty in obtaining an adequate supply of certain handsets from Sprint, which could adversely affect the results of operations.

            PCS depends on our relationship with Sprint to obtain handsets. Sprint orders handsets from various manufacturers. The Company could have difficulty obtaining specific types of handsets in a timely manner if:

                  o Sprint does not adequately project the need for handsets for itself, its PCS Affiliates and its other third-party distribution channels, particularly in transition to new technologies;

                  o     Sprint gives preference to other distribution channels;

                  o The Company does not adequately project its need for handsets;

                  o Sprint modifies its handset logistics and delivery plan in a manner that restricts or delays access to handsets; or

                  o there is an adverse development in the relationship between Sprint and its suppliers or vendors.

                  o Sprint and the Company rely on manufacturers for new product introductions and meeting delivery commitments.

            The occurrence of any of the foregoing could disrupt subscribers' service and/or result in a decrease in subscribers, which could adversely affect the results of operations.

            If Sprint does not continue to enhance its nationwide digital wireless network, the Company may not be able to attract and retain subscribers.

            Sprint currently intends to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide network through its own construction efforts and those of its PCS Affiliates. Sprint and the Affiliates are still constructing its nationwide network and does not offer PCS services, either on its own network or through its roaming agreements, in every part of the United States. Sprint has entered into management agreements similar to the Company's with companies in other markets under its nationwide digital wireless build-out strategy. The results of operations are dependent on Sprint's national network and on the networks of Sprint's other Affiliates. Sprint's digital wireless network may not provide nationwide coverage to the same extent as its competitors, which could adversely affect the ability to attract and retain subscribers.

            If other PCS Affiliates of Sprint have financial difficulties or cease operating, the Affiliate's network could be disrupted.

            Sprint's national digital wireless network is a combination of networks. The large metropolitan areas are owned and operated by Sprint, and the areas in between them are generally owned and operated by Sprint PCS Affiliates, all of which are independent companies.

            If other PCS Affiliates experience financial difficulties, Sprint's digital wireless network could be disrupted. While Sprint may have the right to step in and operate the network in the affected territory, there can be no assurance that the transition would occur in a timely and seamless manner. In addition, the Company does not have the ability to require other PCS Affiliates to pay amounts due for travel in the Company's market areas by such other PCS Affiliates subscribers. The Company relies on Sprint to enforce the payment obligations of such PCS Affiliates.

            Non-renewal or revocation by the Federal Communications Commission
            (FCC) of Sprint's PCS licenses would significantly harm to the Company. Wireless spectrum licenses are subject to renewal and revocation by the FCC. There may be opposition to renewal of Sprint's PCS licenses upon their expiration, and Sprint's PCS licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. Any failure by Sprint to comply with these standards could cause revocation or forfeiture of Sprint's PCS licenses. If Sprint loses any of its licenses, it would severely restrict the Company's ability to conduct business.

            If Sprint does not maintain control over its licensed spectrum, the Sprint agreements may be terminated, which would result in the inability to provide service to the Company's subscribers.

ITEM 2. PROPERTIES

            The Company owns a 24,000 square foot building in Edinburg, Virginia that houses the corporate headquarters and the Company's main switching center. A separate 10,000 square foot building in Edinburg, is used for customer services and retail sales. In late 1999, the Company purchased a 60,000 square foot building in Edinburg, which was initially used for storage and limited office space. Renovations are currently underway to convert a portion of the building into additional office space and meeting facilities. The Company also owns eight telephone exchange buildings that are located in the major towns and some of the rural communities and that serve the regulated service area. These buildings contain switching and fiber optic equipment and associated local exchange telecommunications equipment. The Company owns a 6,000 square foot service building outside of the town limits of Edinburg, Virginia. The Company owns a 10,000 square foot building in Winchester, Virginia used for retail sales and office space. The Company has fiber optic hubs or points of presence in Hagerstown, Maryland; Ashburn, Berryville, Front Royal, Harrisonburg, Herndon, Leesburg, Stephens City, Warrenton and Winchester, Virginia; and Martinsburg, West Virginia.

            The buildings are a mixture of owned on leased land, leased space, and leasehold improvements. The majority of the identified properties are of masonry construction, are suitable to their existing use, and are in adequate condition to meet the foreseeable future needs of the organization. The Company is leasing a warehouse, office space and an operations area in Pennsylvania, to support the network and sales efforts in the Central Penn market. The Company also leases retail space in Harrisonburg and Front Royal, Virginia, Hagerstown, Maryland, and Harrisburg, Mechanicsburg, and York, Pennsylvania. The Company plans to lease additional land, equipment space, and retail space in support of the ongoing PCS expansion.

ITEM 3. LEGAL PROCEEDINGS

            None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of security holders for the three months ended December 31, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

      The Company's stock is traded on the NASDAQ National Market under the symbol "SHEN." Information on the high and low closing prices per share of common stock as reported by the NASDAQ National Market for the last two years is set forth below:

            2003                             High price    Low price
            ----                             ----------    ---------
            First Quarter                        $24.31       $13.64
            Second Quarter                        24.98        14.33
            Third Quarter                         25.48        19.25
            Fourth Quarter                        27.50        19.74

            2002                             High price    Low price
            ----                             ----------    ---------
            First Quarter                        $20.06       $16.50
            Second Quarter                        27.25        19.69
            Third Quarter                         27.25        22.75
            Fourth Quarter                        25.95        21.61

All share and per share figures are restated to reflect the 2 for 1 stock split effected February 23, 2004.

As of February 15, 2004, there were approximately 3,930 holders of record of the Company's common stock.

The Company historically has paid an annual cash dividend on or about December 1st of each year. The cash dividend was $0.39 per share in 2003 and $0.37 per share in 2002. The terms of a mortgage agreement require the maintenance of defined amounts of the Telephone subsidiary's equity and working capital after payment of dividends. Approximately $2,812,000 of the Telephone subsidiary's retained earnings was available for payment of dividends at December 31, 2003. The loan agreement is not expected to limit dividends in amounts that the Company historically has paid.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data as of December 31, 1999, 2000, 2001, 2002 and 2003 and for each of the five years ended December 31, 2003.

The selected financial data as of December 31, 2001, 2002 and 2003 and for each of the years in the three-year period ended December 31, 2003 are derived from the Company's audited consolidated financial statements appearing elsewhere in this report.

The selected financial data as of December 31, 1999 and 2000 and for the years ended December 31, 1999 and 2000 are derived from the Company's financial statements which have been audited.

The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

(Dollar figures in thousands, except per share data.)

                                                2003            2002           2001          2000          1999
                                            -----------     -----------     ----------    ----------    ----------
Operating Revenues                          $   105,861     $    92,974     $   68,722    $   44,445    $   29,701
Operating Expenses                               87,233          83,636         62,298        39,065        24,624
Income Taxes (Benefit)                            5,304          (2,109)         5,811         2,975         1,729
Interest Expense                                  3,510           4,195          4,127         2,936         1,951

Income (Loss) from Continuing
  Operations                                $     9,761     $    (2,893)    $    9,694    $    5,091    $    2,927
Discontinued Operations, net of tax              22,389           7,412          6,678         4,764         3,501
Cumulative effect of a change in
  accounting, net of tax                            (76)             --             --            --            --
Net Income                                       32,074           4,519         16,372         9,855         6,428
Total Assets                                    185,364         164,004        167,372       152,585       133,644
Long-term Obligations                            43,346          52,043         56,436        55,487        33,030

Shareholder Information
  Number of Shareholders                          3,930           3,954          3,752         3,726         3,683
  Shares Outstanding                          7,592,768       7,551,818      7,530,956     7,518,462     7,511,520
Income (Loss) per share from
  Continuing Operations-diluted             $      1.28     $     (0.38)    $     1.28    $     0.68    $     0.39
Income per share from
  Discontinued Operations-diluted                  2.94            0.98           0.88          0.63          0.47
Loss per share from cumulative effect of
  a change in accounting-diluted                  (0.01)             --             --            --            --
Net Income per share-diluted                       4.22            0.60           2.17          1.31          0.86
Cash dividends per share                    $      0.39     $      0.37     $     0.35    $     0.33    $     0.28

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, or strategies regarding the future. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, changes in the interest rate environment, management's business strategy, national, regional and local market conditions, and legislative and regulatory conditions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances, except as required by law.

General

Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its nine wholly owned subsidiaries. These subsidiaries provide local exchange telephone services, wireless personal communications services (PCS), as well as cable television, paging, Internet access, long distance, fiber optics facilities, and leased tower facilities. The Company is the exclusive provider of wireless mobility communications network products and services under the Sprint brand from Harrisonburg, Virginia to Harrisburg, York and Altoona, Pennsylvania. The Company refers to the Hagerstown, Maryland; Martinsburg, West Virginia; and Harrisonburg and Winchester, Virginia markets as its Quad State markets. The Company refers to the Altoona, Harrisburg, and York, Pennsylvania markets as its Central Penn markets. Competitive local exchange carrier (CLEC) services were established on a limited basis during 2002. In addition, the Company sells and leases equipment, mainly related to services it provides, and also participates in emerging services and technologies by direct investment in non-affiliated companies.

The Company reports revenues as wireless, wireline and other revenues. These revenue classifications are defined as follows: Wireless revenues are made up of the Personal Communications Company (a PCS Affiliate of Sprint), and the Mobile Company. Wireline revenues include the following subsidiary revenues in the financial results: Telephone Company, Network Company, Cable Television Company, and the Long Distance Company. Other revenues are comprised of the revenues of ShenTel Service Company, the Leasing Company, ShenTel Communications Company and the Holding Company. For additional information on the Company's business segments, see Note 14 to audited consolidated financial statements appearing elsewhere in this report.

The Company participates in the telecommunications industry, which requires substantial investment in fixed assets or plant. This significant capital requirement may preclude profitability during the initial years of operation. The strategy of the Company is to grow and diversify the business by adding services and geographic areas that can leverage the existing plant, but to do so within the opportunities and constraints presented by the industry. For many years the Company focused on reducing reliance on the regulated telephone operation, which up until 1981 was the primary business within the Company. This initial diversification was concentrated in other wireline businesses, such as the cable television and regional fiber facility businesses, but in 1990 the Company made its first significant investment in the wireless sector through its former investment in the Virginia 10 RSA Limited partnership. By 1998, revenues of the regulated telephone operation had decreased to 59.2% of total revenues. In that same year more than 76.6% of the Company's total revenue was generated by wireline operations, and initiatives were already underway to make wireless a more significant contributor to total revenues.

During the 1990's significant investments were made in the cellular and PCS (wireless) businesses. The VA 10 RSA cellular operation, in which the Company held a 66% interest and was the general partner, experienced rapid revenue growth and excellent margins in the late 1990's. The cellular operation covered only six counties, and became increasingly dependent on roaming revenues. Management believed the roaming revenues and associated margins would be unsustainable as other wireless providers increasingly offered nationally-branded services with significantly reduced usage charges. To position it to participate in the newer, more advanced, digital wireless services, in 1995 the Company entered the PCS business through an affiliation with American Personal Communications (APC), initiating service along the Interstate 81 corridor from Harrisonburg, Virginia to Chambersburg, Pennsylvania. This territory was a very close match to the Company's fiber network, thereby providing economic integration that might not be available to other wireless carriers. In 1999, the Company entered a new affiliation arrangement with Sprint, the successor to APC (which introduced the Company to a nationally-branded wireless service) and expanded the PCS footprint further into Central Pennsylvania. The Company's combined capital investment in 2000 and 2001 in the PCS operation was $45.1 million.

The wireless industry in the late 1990's became increasingly competitive and the Company was not immune to these industry issues. The Clear PaySM program, introduced by Sprint as a no-deposit offering in 2001, attracted high credit risk customers in the Company's markets. As the results began to materialize, the Company implemented deposits on this program (mid-April 2002), and experienced high levels of customer turnover (churn) and uncollectable accounts. The write-offs of uncollectable accounts peaked in the third quarter of 2002. During the fourth quarter of 2002 there was some evidence that the strengthened credit policy was having a favorable impact. Nonetheless, the 2002 net loss in the PCS operation was $5.4 million, as compared to $5.5 million in 2001. Despite the disappointing financial results for 2002, the PCS customer base grew by over 40%. While the PCS operation was adding customers, the cellular operation continued to lose its local customer base.

The growing belief that national branding was critical to our wireless operations, the expectation that roaming revenues from our analog cellular operation would not continue to grow, and the increase in the number of wireless competitors in our markets, prompted the Company to exit the cellular business in order to focus on our PCS operations. The Company entered into an agreement on November 21, 2002, to sell its 66% ownership interest in the Virginia 10 RSA cellular operation which was classified as a discontinued operation. The closing occurred February 28, 2003. The Company received $37.0 million in proceeds, including $5.0 million in escrow for two years and $1.7 million for working capital.

In many respects, 2003 was a successful year. Churn and levels of uncollectable accounts in the PCS operation returned to more acceptable levels. PCS revenues reached $67.0 million, and total revenues reached $105.9 million. The PCS operation recognized a small profit for the year, including favorable adjustments associated with settlement of disputed items with Sprint. Excluding the favorable adjustments, the PCS operation recognized a profit in the fourth quarter. With improved operating cash flow and reduced capital spending in 2003, the Company prepaid $4.6 million in debt, selecting those notes with nominal prepayment penalties. Additionally, after receiving the cash and paying taxes on the gain of the sale of the Virginia 10 partnership interest, the Company invested the remaining proceeds in liquid financial instruments, available for future deployment. Additionally, the Company has been successful at decreasing its dependency on wireline revenues. Wireline revenues, at $29.0 million in 2003 compared to $18.6 million in 1998, were 27.4% of total revenues in 2003 compared to 76.6% in 1998.

Entering 2004, the Company is pleased with the milestone of a profitable quarter in the PCS operation, but recognizes that much work remains to ultimately earn a reasonable return on this investment. The recently announced signing of an addendum to the management and services agreements with Sprint is expected to lead to cost savings and greater certainty in fees paid to Sprint. However, the consolidation predicted for the wireless industry in recent years, including the recently announced Cingular/ATT deal and anticipated improvements in the overall economics of wireless services, has not yet materialized. Future Sprint marketing efforts, designed to meet the competition, could potentially have an unfavorable impact on the Company and lead to additional losses. The risks associated with the Sprint PCS affiliation are described in further detail elsewhere in this document. The Company is now reviewing alternatives for other businesses to further diversify our revenue base, from either a services platform or a geographic concentration.

Additional Information About the Company's Business
(unaudited)

Three Month Period Ended                         Dec. 31,    Sept. 30,     Jun. 30,     Mar. 31,     Dec. 31,
                                                   2003         2003         2003         2003         2002
                                            -----------------------------------------------------------------
Telephone Access Lines                            24,877       24,951       24,972       24,903       24,879
CATV Subscribers                                   8,696        8,796        8,750        8,704        8,677
Dial-up Internet Subscribers                      17,420       17,616       17,798       18,174       18,050
DSL Subscribers                                    1,298        1,163        1,080          852          646
Retail PCS Subscribers                            85,139       81,015       77,398       72,480       67,842
Wholesale PCS Users                         (1)   12,858        7,531        4,690        3,280        1,672
Paging Subscribers                                 1,989        2,107        2,315        2,805        2,940
Long Distance Subscribers                          9,526        9,517        9,520        9,312        9,310
Fiber Route Miles                                    552          552          552          552          549
Total Fiber Miles                                 28,740       28,740       28,739       28,729       28,403
Wholesale PCS Minutes (000)                        4,974        3,207        2,303        1,562          530
Long Distance Calls (000)                   (2)    5,851        6,078        5,001        5,074        5,969
Total Switched Access Minutes (000)               55,932       54,349       51,124       48,380       46,627
Originating Switched Access MOU (000)             17,829       18,285       18,343       18,685       18,476
Employees (full time equivalents)                    268          264          266          267          268
CDMA Base Stations (sites)                           253          248          246          240          237
Towers (100 foot and over)                            77           76           73           72           72
Towers (under 100 foot)                               11           10           10           10           10
(See note (3) for definitions of terms)
PCS Market POPS (000)                              2,048        2,048        2,048        2,048        2,048
PCS Covered POPS (000)                             1,581        1,581        1,574        1,574        1,555
PCS Average Revenue Per User (ex. Travel)        $ 52.05      $ 55.09      $ 52.84      $ 52.22      $ 51.38
PCS Travel Revenue per sub. (4)                  $ 20.84      $ 16.50      $ 17.18      $ 17.39      $ 31.21
PCS Ave. Management Fee per sub                  $  4.02      $  4.62      $  4.58      $  4.40      $  4.64
PCS Ave. Monthly Churn %                            2.00%        2.20%        1.90%        2.30%        3.40%
PCS Cost Per Gross Addition (CPGA)               $387.47      $418.22      $376.98      $276.97      $390.66
PCS Cash Cost Per User (CCPU) (4)                $ 36.31      $ 40.05      $ 44.23      $ 45.87      $ 53.52

                                                                     --------------------
                        PLANT FACILITIES                             Telephone     CATV
                                                                     --------------------
            Route Miles                                               2,133.6      550.5
            Customers Per Route Mile                                     11.7       15.8
            Miles of Distribution Wire                                  579.3      157.8
            Telephone Poles                                           7,675         36
            Miles of Aerial Copper Cable                                337.2      162.0
            Miles of Buried Copper Cable                              1,314.4      352.7
            Miles of Underground Copper Cable                            39.2        2.0
            Fiber Optic Cable-Fiber Miles                               256.9       --
            Inter-toll Circuits to Interexchange Carriers             1,622         --
            Special Service Circuits to Interexchange Carriers          313         --

(1) - Wholesale PCS Users are private label subscribers homed in the Company's wireless network service area and primarily include Virgin Mobile subscribers.

(2) - Originated by customers of the Company's Telephone subsidiary

(3) - POPS refers to the estimated population of a given geographic area. Market POPS are those within a market area, and Covered POPS are those covered by the network's service area. ARPU is roaming revenue, and management fee, net of adjustments divided by average subscribers. PCS Travel revenue includes roamer revenue and is divided by average subscribers. PCS Average management fee per subscriber is 8% of collected revenue, excluding travel revenue, retained by Sprint. PCS Ave Monthly Churn is the average of three monthly calculations of deactivations (excluding returns less than 30 days) divided by beginning of period subscribers. CPGA includes selling costs, product costs, and advertising costs. CCPU includes network, customer care and other costs.

(4) - On a normalized basis, the 4th quarter PCS travel revenue per subscriber would be $19.25 and PCS CCPU would be approximately $38.66 taking into account the adjustments and true-ups recorded in December 2003.

Significant Transactions

The Company had several significant transactions during 2003. The largest was the sale of its 66% interest in the Virginia 10 RSA cellular operation, as described above. The Company originally entered into the agreement with Verizon Wireless in November 2002. The Company was the general partner of the limited partnership which operated an analog cellular network in the six-county area of Northwestern Virginia, including Clarke, Frederick, Page, Rappahannock, Shenandoah, and Warren counties, and the city of Winchester. The sales price was $37.0 million plus the Company's 66% share of the partnership's working capital, which was approximately $1.7 million. The Company was required to do a working capital true up following the closing, from which the Company recorded a charge for $23 thousand after taxes. In the fourth quarter the Company recorded an additional charge for taxes of $0.2 million to reflect the consolidated effective tax rate based on the final operating results for the year.

The sale of this business is reflected in the discontinued operations section of the income statement along with the results of operations for the two months of 2003 that the operation remained a part of the Company.

Reflected in the 2003 results are several unusual items, which should be noted in understanding the financial results of the Company for 2003.

      1. Certain access revenue rate elements billed by the Company to interexchange carriers were disputed and subsequently refunded to the carriers. During 2003, the Company recorded a reduction in access revenue of $1.2 million from interexchange customers related to the disputed access revenue the Company previously billed for switching facilities and the local exchange network. The disputes cover a two-year period beginning in 2001 through and including the second quarter of 2003. The total amount of the reduction related to 2003 was $0.7 million.

      2. The Company changed its employee vacation policy so that employees now earn and use their vacation benefits in the same year. Previously, vacation benefits were earned in the year prior to the year the benefits were available to the employee. As a result of this change in employee benefit policy, the Company did not accrue employee vacation expense for 2004 in 2003, thereby reducing its benefit expenses by $0.5 million for the 2003 year.

      3. The Company adjusted its estimate of deferred revenue for the PCS operation in the fourth quarter of 2003. The adjustment decreased deferred revenue by $0.6 million and increased revenue in 2003 by the same amount.

      4. The Company received a reimbursement from Sprint of $0.2 million related to 2002 for its portion of the E911 surcharge collected from PCS subscribers. The reimbursement is to offset the Company's portion of handset costs incurred to make the customers' phones E911 compliant. This entry decreased cost of goods expenses.

On January 30, 2004, the Company, a PCS Affiliate of Sprint, signed agreements with Sprint that resolved disputed items and documented changes in the management and operating agreements between the two companies related to the operations of the nationwide Sprint PCS network. The agreements provide the Company with the ability to better estimate the future costs of certain operating expenses and in the Company's opinion improve the contract between Sprint and itself. Under the agreements:

      1. Sprint agreed to compensate the Company for lost travel revenue related to usage by Sprint customers in the Company's territory for the period prior to 2003, and change the method of allocating certain software maintenance fees between Sprint and its Affiliates for fees recorded in 2002 and 2003. These items had the effect of increasing operating income by $0.7 million in the 4th quarter of 2003.

      2. The method used to price certain services performed by Sprint on behalf of the Company was simplified. The CCPU (cash cost per user) rate for the periods 2004 through 2006 was set at $7.70 per user per month. This fee covers customer service, billing, collections, network operations and other costs to support the customer. However, Sprint may discontinue such services if Sprint is discontinuing such services to all other Sprint PCS affiliates and Sprint's own end-users. It is estimated that this rate will decrease the amount the Company will pay Sprint compared to payments under the previous method by approximately $120,000 per month in 2004.

      3. There will be a maximum until the year 2007, on the non-direct Costs per Gross Additions (CPGA) at the greater of 6.3% of the Sprint published CPGA rate or $25. With the volatility of CPGA, the Company cannot determine the amount of potential savings, but the change does provide more certainty in estimating future costs.

      4. For the period 2004 through 2006, the travel and reseller rates between the Company and Sprint were set at $0.058 per minute for voice and $0.002 per kilobyte for data. Without this agreement the voice travel rate for 2004 would have decreased to $0.041. Since the Company is in a net receivable position related to travel with Sprint, the impact on net travel and reseller revenue would have been a reduction of $1.5 million had the $0.041 rate been in effect in 2003. Beginning in 2007, the Sprint travel and reseller rate will be changed annually to equal 90% of Sprint's retail yield from the prior year. Sprint's retail yield will be determined based on Sprint's average revenue per PCS user for voice services divided by the average minutes of use per user.

      5. Sprint and the Company will agree on a service level agreement related to the provision of customer services by December 1, 2006. If Sprint does not reach the stated goals, the Company will have the opportunity to either provide the services itself or contract with a third party, beginning in 2008.

      6. Through 2006, a methodology is provided to determine if the Company is required to make certain capital expenditures and participate in Sprint national marketing programs.

      7. Effective January 1, 2004, the method of cash settlement provided for under the Agreement changed from Sprint distributing cash from customers based on collected revenue to billed revenue. The absolute amount of cash received by the Company should remain the same, but the Company should receive cash on a more timely basis.

      8.    The Company is entitled to a Most Favored Nations clause.
            During the period through 2006, the Company will have the opportunity to adopt any addendum to the Management and/or Service Agreements that Sprint signs with another PCS Affiliate.

In May 2003, the Board of Directors of the Company adopted a nonqualified supplemental executive retirement plan (SERP) benefit for named executives. The plan was established to provide benefits beyond the pension plan that covers all employees. See Note 9 of the Consolidated Financial Statements for additional information.

In November 2003, the Company commenced a management reorganization that will be ongoing into 2004. The reorganization was in recognition of the Company's growth and changes in the telecom industry. The Company shifted from an organization structure that was focused on lines of business to a plan that organizes on function. The Company plans to expand the senior staff and corresponding departments as needed to better position itself for future opportunities. This reorganization did not require a charge to the operation, as there were no positions lost or values impaired as a result of the reorganization.

On November 24, 2003, federal regulations went into effect whereby customers in the 100 largest metropolitan areas were able to change wireless carriers and keep their phone numbers. This is referred to as Wireless Local Number Portability (WLNP). On the same date in those markets, wireline customers could transfer their wireline number to a wireless phone. On May 24, 2004, Local Number Portability (LNP) will be available to wireless and wireline subscribers throughout the United States. To date, the impact of LNP/ WLNP on the Company has been insignificant.

Summary

The Company's three major lines of business are wireless, wireline and other businesses. Each of the three areas has unique issues and challenges that are critical to the understanding of the operations of the Company. The wireless business is made up of two different operations, the PCS operation and the tower business. The wireline business is made up of traditional telephone operations, a cable TV operation, fiber network leasing and a company that resells long-distance. Other business includes the Company's Internet operation, the Interstate 81 corridor Travel 511 project and the sales and service of telecommunications systems.

The PCS operation must be understood within the context of the Company's relationship with Sprint and its PCS Affiliates. The Company operates its PCS wireless network as an affiliate of Sprint. The Company receives revenues from Sprint for subscribers that obtain service in the Company's network coverage area and those subscribers using the Company's network when they travel. The Company relies on Sprint to provide timely, accurate and complete information for the Company to record the appropriate revenue and expenses for the periods reflected.

The Company's PCS business has operated in a net travel receivable position for several years. The Company received $6.0 million in net travel in 2003, compared to $5.8 million in 2002, and $4.0 million in 2001. This relationship could change due to service plan changes, subscriber travel habit changes and other changes beyond the control of the Company.

Through Sprint, the Company began receiving revenue from wholesale resellers of wireless PCS service in late 2002. These resellers pay a flat rate per minute of use for all traffic their subscribers generate on the Company's network. The Company's cost to handle this traffic is the incremental cost to provide the necessary network capacity.

The Company faces vigorous competition in the wireless business as numerous national carriers are aggressively marketing their services in the Company's markets. The competitive landscape could change significantly depending on the marketing initiatives of our competitors, or in the event of consolidation in the wireless industry.

The wireline business is made up of traditional telephony, cable TV, fiber network operations and the Company's long-distance resale business. These businesses operate in a defined geographic area. The Company's primary service area for the telephone, cable TV and long-distance business is Shenandoah County, Virginia. The county is a rural area in northwestern Virginia, with a population of approximately 37,300 inhabitants, which has increased by approximately 6,000 since 1990. The potential for significant numbers of additional customers in the current operating area is limited.

The Company's telephone subscriber count declined in the third quarter and again in the fourth quarter of 2003. Migration to wireless and DSL services are believed to be driving this change. Based on industry experience, the Company anticipates this trend may continue for the foreseeable future.

Other revenues include Internet services, both dial-up and DSL high-speed service. The Company has seen a decline in dial up subscriptions over the last year. The DSL service has grown over 100% in the last year driven by customer desire for faster Internet connections.

The Company is facing competition for revenues it generates in the other lines of business, which will require the Company to differentiate itself from other providers through its service levels and evolving technologies that are more reliable and cost effective for the customer.

CRITICAL ACCOUNTING POLICIES

The Company relies on the use of estimates and makes assumptions that impact its financial condition and results. These estimates and assumptions are based on historical results and trends as well as the Company's forecasts as to how these might change in the future. Several of the most critical accounting policies that materially impact the Company's results of operations include:

Allowance for Doubtful Accounts

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection and write-off experience, current trends, credit policies, and the analysis of the accounts receivable by aging category. In determining these estimates, the Company compares historical write-offs in relation to the estimated period in which the subscriber was originally billed. The Company also looks at the historical average length of time that elapses between the original billing date and the date of write-off and the financial position of its larger customers in determining the adequacy of the allowance for doubtful accounts. From this information, the Company assigns specific amounts to the aging categories. The Company provides an allowance for substantially all receivables over 90 days old.

The allowance for doubtful accounts balance as of December 31, 2003, 2002 and 2001 was $0.5 million, $0.9 million and $0.7 million, respectively. If the allowance for doubtful accounts is not adequate, it could have a material adverse effect on our liquidity, financial position and results of operations.

The Company also reviews current trends in the credit quality of the subscriber bases in its various businesses and periodically changes its credit policies. As of December 31, 2003, the Sprint PCS subscriber base in the Company's market area consisted of 17.9% sub-prime credit quality subscribers compared to 25.3% at December 31, 2002. Sprint manages the accounts receivable function related to all of the Company's Sprint PCS wireless customers, therefore limiting the amount of control the Company has in setting credit policy parameters.

The remainder of the Company's receivables are associated with services provided on a more localized basis, where the Company exercises total control in setting credit policy parameters. Historically there have been limited losses generated from the non-PCS revenue streams. Prior to 2002, the Company had not faced significant write-offs of inter-carrier accounts, but due to the telecommunication industry down-turn of the last few years, the Company experienced write-offs in this area of the business totaling $0.5 million in 2002, due to bankruptcy filings of several significant telecommunications companies. In 2003, the inter-carrier segment of the business improved and the Company recovered $240 thousand of bad debt from the sale of certain accounts that were previously written-off.

Bad Debt expense summary, net of recoveries for the three years ended December 31, 2003:

In thousands

                                               2003          2002          2001
                                              ----------------------------------
PCS subscribers                               $1,716        $3,744        $1,241
Interexchange carriers                            48           488            --
Other subscribers and entities                    71           170            82
                                              ----------------------------------
Total bad debt expense                        $1,835        $4,402        $1,323
                                              ==================================

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. The Company's revenue recognition polices are consistent with the guidance in Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements promulgated by the Securities and Exchange Commission, and the Emerging Issues Task Force ("EITF") 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). Effective July 1, 2003 the Company adopted EITF 00-21. The EITF guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. The consensus guidance was applicable to new PCS service agreements entered into for quarters beginning July 1, 2003. The adoption of EITF 00-21 required evaluation of each arrangement entered into by the Company for each sales channel. The Company will continue to monitor arrangements with its sales channels to determine if any changes in revenue recognition will need to be made in the future. The adoption of EITF 00-21 has resulted in substantially all of the PCS activation fee revenue generated through Company-owned retail stores and associated direct costs being recognized at the time the related wireless handset is sold and it is classified as equipment revenue and cost of equipment, respectively. Upon adoption of EITF 00-21, previously deferred PCS revenue and costs will continue to be amortized over the remaining estimated life of a subscriber, not to exceed 30 months. PCS revenue and costs for activations at other retail locations and through other sales channels will continue to be deferred and amortized over their estimated lives as prescribed by SAB 101. The adoption of EITF 00-21 had the effect of increasing equipment revenue by $68 thousand and increasing costs of equipment by $23 thousand, which otherwise would have been deferred and amortized.

The Company records equipment revenue from the sale of handsets and accessories to subscribers in its retail stores and to local distributors in its territories upon delivery. The Company does not record equipment revenue on handsets and accessories purchased from national third-party retailers, those purchased though the Company's business-to-business sales force, or directly from Sprint by subscribers in its territories. The Company believes the equipment revenue and related cost of equipment associated with the sale of wireless handsets and accessories is a separate earnings process from the sale of wireless services to subscribers. For competitive marketing reasons, the Company sells wireless handsets at prices lower than the cost. In certain instances the Company may offer larger handset discounts as an incentive for the customer to agree to a multi-year service contract. The Company also sells wireless handsets to existing customers at a loss in handset sales and the corresponding cost in cost of goods, and accounts for these transactions separately from agreements to provide customers wireless service. These transactions are viewed as a cost to retain the existing customers and deter churn.

For the Company's wireless customers that purchase and activate their service through a channel not covered by EITF 00-21, the wireless customers generally pay an activation fee to the Company when they initiate service. The Company defers the activation fee revenue (except when a special promotion reduces or waives the fee) over the average life of its subscribers, which is estimated to be 30 months. The Company recognizes service revenue from its subscribers as they use the service. The Company provides a reduction of recorded revenue for billing adjustments and the portion of revenue (8%) that is retained by Sprint. The Company also reduces recorded revenue for rebates and discounts given to subscribers on wireless handset sales in accordance with ("EITF") Issue No. 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)." The Company participates in the Sprint national and regional distribution programs in which national retailers sell Sprint wireless products and services. In order to facilitate the sale of Sprint wireless products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for Sprint wireless products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under the Company's agreements with Sprint, when a national retailer sells a handset purchased from Sprint to a subscriber in the Company's territories, the Company is obligated to reimburse Sprint for the handset subsidy. The Company does not receive any revenues from the sale of handsets and accessories by national retailers. The Company classifies these handset subsidy charges as a cost of goods expense.

Through December 31, 2003, the Agreement provided that Sprint retains 8% of collected service revenues from subscribers based in the Company's markets and from non-Sprint wholesale subscribers who roam onto the Company's network. The amount of revenue retained by Sprint is recorded as an offset to the revenues recorded. All revenue derived from the sale of handsets and accessories by the Company and from certain roaming services (outbound roaming and travel revenues from Sprint and its PCS Affiliate subscribers) are retained by the Company.

The Company defers direct subscriber activation costs on subscribers whose activation falls within the SAB 101 guidelines. The activation costs are deferred when incurred, and then amortized using the straight-line method over 30 months, which is the estimated average life of a subscriber. Direct subscriber activation costs also include the activation charge from Sprint, and credit check fees. These fees are charged to the Company by Sprint at approximate $12.50 per subscriber.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the recoverability of tax assets generated on a state-by-state basis from net operating losses apportioned to that state. Management uses a more likely than not threshold to make that determination and has established a valuation allowance against the tax assets, in case they are not recoverable. For 2003, the Company added an additional reserve of $0.2 million to its valuation allowance due to the uncertainty of the recoverability of the net operating loss carry-forwards in certain states. The valuation allowance now stands at $0.9 million as of December 31, 2003. Management will evaluate the effective rate of taxes based on apportionment factors, the Company's operating results, and the various state income tax rates. Currently, management anticipates the normalized effective income tax rate to be approximately 39%.

Other

The Company does not have any unrecorded off-balance sheet transactions or arrangements, however, the Company has commitments under operating leases and is subject to certain capital calls under one of its investments.

Results of Continuing Operations

2003 compared to 2002

Total revenue was $105.9 million in 2003, an increase of $12.9 million or 13.9%. Total revenues included $69.9 million of wireless revenues, an increase of $12.0 million or 20.7%; wireline revenues of $29.0 million, an increase of $0.3 million or 0.9%; and other revenues of $7.0 million, an increase of $0.6 million or 9.7%.

Within wireless revenues, the PCS operation contributed $67.0 million, an increase of $11.6 million, or 20.8%. PCS service revenues were $44.4 million, an increase of $10.9 million or 32.4%. Service revenue growth was driven by the increase in subscribers, totaling 85,139 at December 31, 2003, an increase of 17,297 or 25.5%, compared to 67,842 subscribers at year-end 2002. The company had churn of 2.1% in 2003 compared to 2.8% in 2002. The decline in the churn rate is the result of tightening the credit screening for new subscribers as well as continued efforts to improve the after sales support. Competition in the wireless industry continues to have a significant impact on the results of the Company's PCS operation.

PCS travel revenue, including reseller revenue, which is compensation between Sprint and its PCS Affiliates for use of the other party's network, was $16.8 million, an increase of $0.3 million or 1.8%. Travel revenue is impacted by the geographic size of the Company's network service area, the overall number of Sprint wireless customers, their travel patterns and the travel exchange rate. The rate received on travel was $0.058 per minute in 2003, compared to $0.10 per minute in 2002. As a part of the amended management agreement signed on January 30, 2004, Sprint and the Company agreed to maintain the travel rate at $0.058 per minute through December 31, 2006.

PCS equipment sales were $2.1 million, an increase of $0.4 million or 26.6%. The equipment sales are net of $1.7 million of rebates and discounts given at the time of sale. Rebates and discounts continue to be required to meet significant industry competition for subscriber additions and subscriber retention. These discounts and rebates are primarily transacted in the form of instant rebates, providing a second phone free when a customer purchases one, or providing free phones if the subscriber signs up for a specific contract term and a specific service plan.

In accordance with Sprint's requirements, the Company launched third generation (3G 1X) wireless service in August 2002. 3G 1X is the first of a four-stage migration path that will enable additional voice capacity and increased data speeds for subscribers. The network upgrades completed in 2002 were software changes, channel card upgrades, and some new network elements required for packet data. The Company's base stations were outfitted with network card enhancements, thereby allowing the Company to provide 3G 1X service without wholesale change-outs of base stations. 3G 1X is backwards compatible with the existing 2G network, thereby allowing continued use of current customer handsets. The impact of 3G 1X-network enhancements on revenues became more pronounced in 2003, as use of new 3G services and features generated approximately $1.0 million for the year, compared to $0.2 million in 2002. The growth in 3G revenue is the result of more subscribers on 3G plans and the increase in popularity of camera phones during 2003.

Wireless revenues included tower leases of $2.6 million, an increase of $0.5 million or 24.8%. The increase was the result of other wireless carriers executing additional leases to use space on the Company's portfolio of towers. Of the 88 towers and poles owned by the Company as of December 31, 2003, 52 towers have one or more external tenants, compared to 46 towers with external tenants at the end of 2002.

Wireless revenues from the Company's paging operation were $0.2 million, a decrease of $0.1 million as the customer base increasingly chose alternative wireless services. Paging service subscribers declined by 32.3% in 2003 from 2,940 subscribers to 1,989 subscribers. The paging operation continues to decline as more areas are covered by wireless voice services, which have features that surpass those of paging technologies. The Company anticipates that its paging customer base will continue to decline in the future.

Within wireline revenues, the Telephone operation contributed $22.7 million, an increase of $0.3 million, or 1.2%. Telephone access revenues were $11.6 million, an increase of $0.7 million or 6.7%. During 2003, the Company recorded a $1.2 million reduction to access revenue, of which $0.7 million was related to 2002, resolving disputes with interexchange carriers on the rating of long distance calls transiting the Telephone switching network for termination on wireless networks.

Originating access revenue increased in 2003 due in part to a shift from interstate to intrastate traffic. On similar traffic volume in both years, the Company generated an additional $0.4 million due to a favorable rate differential of $0.03 per minute on the increase in the mix of intrastate traffic. The Company's increased access revenue was also a result of the benefit gained through terminating more minutes through the switch, which increased 36.0 million minutes or

35.7% over 2002. The rates for terminating traffic were similar in both years, although the percentage of terminating traffic to total traffic increased from 58% in 2002 to 65% in 2003.

The shift in originating traffic is the result of implementing software capable of identifying actual interstate and intrastate traffic specifically delivered to the wireline switch, where previously usage was allocated between interstate and intrastate traffic types by the interexchange carriers.

The following table shows the access traffic minutes of use for the two years of 2003 and 2002.

Minutes of use (in thousands)                  2003                            2002
                                   -------------------------------------------------------------
(net of intercompany usage)
                                   Originating      Terminating     Originating      Terminating
                                   -------------------------------------------------------------
Interstate                              29,373           87,539          42,929           63,959
Intrastate                              37,190           49,103          22,684           36,712
                                   -------------------------------------------------------------
Total                                   66,563          136,642          65,613          100,671
                                   =============================================================

Access revenue (in thousands)                  2003                            2002
                                   -------------------------------------------------------------
(net of intercompany usage)        As reported        Pro forma     As reported        Pro forma
                                   -------------------------------------------------------------
Traffic sensitive (1)                  $ 4,274         $  4,974         $ 4,676         $  3,976
Special access revenues                  1,606            1,606           1,247            1,247
Carrier common line settlement           5,750            5,750           4,978            4,978
                                   -------------------------------------------------------------
Total                                  $11,630         $ 12,330         $10,901         $ 10,201
                                   =============================================================

(1) Traffic sensitive revenue has been normalized in the proforma column to remove the impact of the access billing dispute adjustment and the impact of the NECA settlement adjustments.

Facility lease revenue contributed $5.5 million to wireline revenues, a decrease of $0.2 million or 3.5%. The decrease was primarily the result of the prolonged decline of lease rates associated with competitive pricing pressures and the economic downturn in the telecommunications industry. During 2002 the Company completed a second, diverse fiber route to its existing interconnection point in the Dulles airport area of Northern Virginia. This fiber route provides increased reliability for customers in the event of fiber cuts or breaks, and extends the availability of the Company's fiber network to additional market locations but to date has not added additional revenue to the Company's operation.

Billing and collection services and other revenues contributed $0.4 million to wireline revenues, which was the same as 2002 results. Revenues from this service had declined in recent years, with interexchange carriers now issuing a greater proportion of their bills directly to their customers.

Wireline revenues from cable television services were $4.4 million, an increase of $0.1 million or 1.7%. The number of subscribers and service plan prices remained relatively constant during 2003.

Other revenues, primarily consisting of Internet and 511Virginia service revenues were $5.8 million in 2003, an increase of $0.7 million or 13.5%. The Company had 17,420 dial-up Internet subscribers at December 31, 2003, compared to 18,050 at the end of the previous year. During 2003, the Company's DSL high-speed Internet access subscriber count increased to 1,298 from 646. Total Internet service revenue was $4.5 million, an increase of $0.3 million or 10.7%. The 511Virginia contract with the Virginia Department of Transportation contributed $1.3 million to other revenues, an increase of $0.4 million or 41.3%. Telecommunications equipment sales, services and lease revenues were $1.1 million, which reflects a $0.1 million decrease from 2002 results.

Total operating expenses were $87.2 million, an increase of $3.6 million or 4.3%. The primary driver in the increase in operating expenses is continued growth in the PCS operation somewhat offset by a significant decline in bad debt expense compared to 2002.

Late in 2003, the Company made an employee benefits policy change, which eliminated the requirement for the Company to accrue a vacation liability in advance of the year in which the benefit was used. The result of this change was a reduction of benefit expense of $0.5 million for the year compared to 2002. Benefit expenses impact all operating departments based on the amount of direct labor charged to the department. The change has a one-time impact on the financial statements of the Company. The benefits policy now provides that employees earn and use their paid time off in the same period. In the future, under this policy, unused hours can be banked but only used for extended illness, not carried over for use as vacation.

Cost of goods and services was $10.9 million, an increase of $0.4 million or 4.2%. The PCS cost of goods sold was $8.5 million, an increase of $0.2 million or 2.3%. This change is due primarily to higher volumes of handsets sold through Company owned stores and PCS handset subsidies paid to third-party retailers. In 2003, the Company recorded approximately $1.8 million in handset costs related to existing subscribers upgrading their handsets. Prior to 2003, the Company did not track the specific costs related to subsidizing new handsets to existing customers. The cost of handset up-grades sold to existing customers is expected to increase as the customer base matures and handset manufacturers introduce new technologies in new handsets. The cable television programming (cost of service) expense was $1.6 million, an increase of $0.2 million or 16.3%. The Company has seen continuing upward pressure on the cost of cable TV programming by cable TV program providers.

Network operating costs were $33.6 million, an increase of $1.1 million or 3.4%. The largest item in network operating costs is travel expense. These costs made up 31.8% and 32.9% of the total network and other costs in 2003 and 2002, respectively. Travel expense is the cost of minutes used by the Company's PCS subscribers on Sprint or other Sprint Affiliates' networks. Travel expense in 2003 was $10.8 million, an increase of $0.1 million due to a significant increase in travel minutes in 2003 which was offset by the impact of the rate decline. The travel rate declined from $0.10 per minute in 2002 to $0.058 per minute in 2003. Our PCS customers increased their average monthly travel minutes by 22% compared to 2002. In 2002, the average customer's travel usage was 130 minutes per month and in 2003 that average travel usage increased to 159 minutes per month.

Network infrastructure maintenance costs were $4.9 million or 14.6% of total network operating costs, a decrease of $0.2 million from 2002. Rent for towers, tower sites, and buildings increased $0.9 million or 27.3% to $4.2 million. Lease escalators plus the increase in the number of sites leased contributed to the increase. Line costs in 2003 were $9.8 million or 29.1% of the network operating costs, an increase of $0.1 million.

Depreciation and amortization expense was $16.6 million, an increase of $2.1 million or 14.8%. The PCS operation had depreciation expense of $10.2 million, an increase of $1.6 million or 18.9%. The 16 additional PCS base stations placed in service during 2003 resulted in higher depreciation expense for the year. In the telephone operation, depreciation increased $0.5 million or 12.7%, due to new assets deployed in the operation. There was no amortization of goodwill in 2003 or 2002, compared to goodwill amortization of $360 thousand expensed in 2001, due to the required accounting change.

Selling, general and administrative expenses were $26.0 million, down $0.1 million or 0.4%. Customer support costs were $8.7 million, an increase of $0.9 million or 11.4%. The growth in Sprint wireless subscribers is primarily responsible for this change. Advertising expense was $4.6 million, an increase of $0.3 million or 6.4%. The change is primarily due to increased marketing efforts in support of the PCS operations in both the Quad State and Central Penn markets. PCS sales staff expenses were $2.8 million, an increase of $0.1 million or 1.5% compared to 2002. Other sales staff expenses increased $0.3 million to $1.3 million as the Company worked to expand its other services in areas outside its historically defined service area. Bad debt expense decreased $2.6 million or 58.3%.

Administrative expenses increased $1.0 million or 17.1%. This increase is a result of increased professional fees, insurance and pension costs. During 2003, the Company added several positions to expand the management team to support the Company's growing operations.

Bad debt expense decreased $2.6 million to $1.8 million or 58.3%. This decrease was due to more restrictive credit terms for new PCS subscribers (limiting the high credit risk customers who obtained service), lower churn in the PCS operation and improvement in the interexchange carrier segment of the business. This expense is net of normal recoveries and includes a recovery of $0.2 million for an interexchange carrier settlement the Company received in 2003 which was written off in 2002.

Operating income grew to $18.6 million, an increase of $9.3 million or 100%. Revenue growth, primarily in the PCS operation in addition to the reduced bad debt expenses, adjustments of management estimates, and the settlement of disputed items with Sprint, all contributed to the operating income improvements. The Company's operating margin was 17.6%, compared to 10.0% in 2002.

Other income (expense) is comprised of non-operating income and expenses, interest expense and gain or loss on investments. Collectively, the net impact of these items to pre-tax income was an expense of $3.6 million for 2003, compared to expense of $14.3 million from 2002. The 2002 results were primarily the results of the previously disclosed $9.0 million loss recorded on the sale of the VeriSign stock.

Interest expense was $3.5 million, a decrease of $0.7 million or 16.3%. The Company's average debt outstanding decreased approximately $4.8 million. Long-term debt (inclusive of current maturities), was $43.3 million at year-end 2003, versus $52.0 million at year-end 2002. The Company did not borrow any money on its revolving facilities in 2003.

Net losses on investments were $0.4 million, compared to a loss of $10.1 million from 2002. Results in 2002 include the sale of the VeriSign, Inc. stock for a loss of $9.0 million. See Note 3 to the consolidated financial statements.

Non-operating income was a gain of $0.4 million, an increase of $0.5 million, due to an increase in patronage equity earned from CoBank, the Company's primary lender, and due to interest income from the proceeds on the sale of the Virginia 10 RSA Limited partnership, offset by losses recorded for the Company's portfolio of investments.

The Company provided for income taxes of $5.3 million in 2003, which is an effective tax rate of 35.2% due to the effect of state tax apportionment rules and reduction in the liability for tax exposures. On a normalized basis the Company would have recorded taxes at an effective tax rate of approximately 39%. Last year's effective tax rate was 42.2% due to the impact of net operating loss carry forwards generated in several states with higher tax rates. The Company currently operates in four states. Due to apportionment rules and geographic operations of subsidiaries where the Company's profits and losses arise, the Company is generating profits in states with lower tax rates, while generating losses in states with higher tax rates. The Company cautions readers that the current effective tax rate may not be the same rate at which tax benefits or tax expenses are recorded in the future. The Company's state apportionments, profits and losses and state tax rates may change, therefore changing the effective rate at which taxes are provided for or at which tax benefits accrue. In the near term, under existing operating results and current tax rates, the Company anticipates a normalized effective tax rate will be approximately 39%.

Net income from continuing operations was $9.8 million, an increase of $12.7 million from 2002. The results are primarily made up of the improvement in the PCS operation and the one-time impact of the losses on the sale of VeriSign stock in 2002.

Income from discontinued operations was $22.4 million after taxes, an increase of $15.0 million or 202%. The income from discontinued operations in 2003 includes the sale of the partnership interest in February 2003 and results from the two months of its operations in 2003.

The Company adopted FAS 143 "Accounting for Asset Retirement Obligations." effective January 1, 2003, and as a result recorded a charge to earnings for the cumulative effect of this change in accounting of $76 thousand after taxes.

Net income was $32.1 million, an increase of $27.6 million or 610%. The increase is a result of improved operating results in the PCS operations, the 2002 VeriSign stock loss and the sale of the cellular operations.

DISCONTINUED OPERATIONS

The Company invested $2.0 million in the Virginia 10 RSA limited partnership in the early 1990's. The partnership's local customer base peaked in early 2000 with nearly 12,000 subscribers, then steadily declined to 6,700 by December 31, 2002. The decline was the result of competition with digital technologies and increased competition from national carriers in the area. As a result of the decline in the subscriber base, and the need for extensive capital expenditures to transform the analog network into a digital cellular network, the Company elected to sell its 66% interest in the partnership to one of the minority partners. The agreement was signed in November 2002, and closing was February 28, 2003. The Company's portion of the net income from its operations for 2003, 2002 and 2001 was $1.2 million, $7.4 million and $6.7 million, respectively.

CONTINUING OPERATIONS

2002 compared to 2001

Total revenue was $93.0 million in 2002, an increase of $24.3 million or 35.3%. Total revenues included $57.9 million of wireless revenues, an increase of $21.7 million or 60.2%; wireline revenues of $28.7 million, an increase of $1.3 million or 4.6%; and other revenues of $6.4 million, an increase of $1.2 million or 24.5%.

Within wireless revenues, the PCS operation contributed $55.5 million, an increase of $21.4 million, or 63.0%. PCS service revenues were $37.4 million, an increase of $18.3 million or 95.7%. The increase in the subscriber base, which totaled 67,842 at December 31, 2002, was an increase of 20,524 or 43% from the prior year end.

PCS travel revenue, which is compensation between Sprint and its PCS Affiliates for use of the other party's network, was $16.5 million, an increase of $2.9 million or 21.3%. Travel revenue is impacted by the geographic size of the Company's network service area, the overall number of Sprint wireless customers, and the travel exchange rate. The rate received on travel was $0.10 per minute in 2002. The rates in 2001 were $0.20 per minute from January 1, 2001 through April 30, 2001; $0.15 per minute from May 1, 2001 through September 30, 2001; and $0.12 per minute from October 1, 2001 through December 31, 2001.

PCS equipment sales were $1.6 million, an increase of $0.3 million or 19.6%. The equipment sales are net of $0.3 million of rebates and discounts given at the time of sale, which became more pronounced during the year to meet industry competition for subscriber additions and subscriber retention.

In accordance with Sprint's requirements, the Company launched third generation (3G 1X) service in August 2002. The impact of 3G 1X-network enhancements on revenues was not significant in 2002.

Tower leases added $2.1 million to wireless revenues, an increase of $0.4 million or 24.5%. The increase was the result of other wireless carriers executing additional leases to use space on the Company's portfolio of towers. Of the 82 towers and poles owned by the Company as of December 31, 2002, 46 have tower space leased to other carriers.

Wireless revenues from the Company's paging operation were $0.3 million, a decrease of $0.1 million as the local customer base increasingly chose alternative digital wireless services. Paging service subscribers declined by 7.8% in 2002 from 3,190 subscribers to 2,940 subscribers.

Within wireline revenues, the Telephone operation contributed $22.5 million, an increase of $0.9 million, or 4.0%. Telephone access revenues were $10.9 million, an increase of $1.4 million or 14.8%. The growth in access revenues was driven by a 38.4% increase in access minutes of use on the Company's network and an increased percentage of minutes in the intrastate jurisdiction, where rates are higher than the interstate jurisdiction. On January 1, 2002 the Federal subscriber line charge (SLC) for residential customers increased from $3.50 to $5.00 per month. The SLC increased again on July 1, 2002 to $6.50, and comparable rate increases also impacted business subscribers. Tied to the SLC rate increases were declines in rates charged to interexchange carriers for interstate minutes of use. The 2002 results reflect a significantly larger increase in network usage, which more than offset the decline in rates.

Facility lease revenue contributed $5.7 million to wireline revenues, a decrease of $0.8 million or 12.6% from 2001. The decrease was primarily the result of declining lease rates associated with competitive pricing pressure, and the economic downturn in the telecommunications industry.

Billing and collection services contributed $0.4 million to wireline revenues, which was the same as 2001 results. Revenues from this service had declined in recent years, with interexchange carriers now issuing a greater proportion of their bills directly to their customers.

Wireline revenues from cable television services were $4.3 million, an increase of $0.5 million or 14.5%. In December 2001, the Company increased its basic service charge by $6.00 per month, which produced $0.3 million of the increase in cable television revenue. The remaining $0.2 million was generated by an increased penetration of digital services and increased pay per view sales.

Within other revenues, Internet and 511Virginia contract revenues from the Virginia Department of Transportation, were $5.1 million in 2002, an increase of $1.2 million or 30.4%. The Company had 18,050 dial-up Internet subscribers at December 31, 2002, compared to 17,423 subscribers at the end of 2001. Total Internet service revenue was $4.2 million, an increase of $0.6 million or 15.7%. Services provided under the 511Virginia contract contributed $0.9 million to other revenues, an increase of $0.6 million. Telecommunications equipment sales, services and lease revenues were $1.2 million, a nominal increase over 2001 results.

Total operating expenses were $83.6 million, an increase of $21.3 million or 34.3%. The continued growth in the PCS operation was principally responsible for the change.

Cost of goods and services was $10.5 million, an increase of $3.1 million or 41.8%. The PCS cost of goods sold was $8.3 million, an increase of $2.8 million or 50.2%. This change is due primarily to higher volumes of handsets sold through Company owned stores and PCS handset subsidies paid to third-party retailers. The cable television programming (cost of service) expense was $1.4 million, an increase of $0.1 million or 4.6%. The other cost of goods sold increased $0.3 million, compared to the same period in 2001.

Network operating costs were $32.5 million, an increase of $5.8 million or 21.5%. Line and switching costs were $9.7 million, an increase of $2.6 million or 37.4%, due principally to the impact of the expanded PCS network. Travel expense, generated by the Company's PCS subscribers' use of minutes on other providers' portions of the Sprint wireless network, was $10.7 million, an increase of $0.9 million or 8.4%. The increase in customer travel usage more than offset the travel rate explained above in travel revenue. Plant specific costs were $9.6 million, which include the operation, and maintenance of the networks increased $2.3 million or 30.7%. Tower, building, and land rentals, as well as PCS equipment maintenance, were major contributors to the increase in plant specific expenses. Other network costs such as power, network administration, and engineering, were $2.7 million, the same as in 2001.

Depreciation and amortization expense was $14.5 million, an increase of $3.2 million or 28.6%. The PCS operation had depreciation expense of $8.6 million, an increase of $3.6 million or 72.7%. The PCS operation added 53 additional base stations during 2002.

Selling, general and administrative expenses were $26.1 million, an increase of $9.3 million or 55.0%. Customer support costs were $7.8 million, an increase of $2.8 million or 55.3%. The growth in Sprint wireless subscribers was the primary driver for this increase. Advertising expense was $4.3 million, an increase of $1.5 million or 55.8%. This change was primarily due to the stepped-up and ongoing marketing efforts to support the PCS operations in the Quad State market and particularly the Central Penn market. PCS sales staff expenses were $2.7 million, an increase of $0.7 million or 32.7%. The increase was principally due to the full year operations of the three retail locations and adding additional sales staff.

The Company experienced significant bad debt losses in its PCS operations related to the Sprint Clear PaySM program. The program was initially targeted at customers in sub-prime credit classes and did not require a deposit upon activation of service. As a result of default rates that exceeded projections, the Company experienced a substantial increase in bad debt expense, which rose from $1.2 million in 2001 to $4.4 million in 2002. The reinstatement of deposit requirements in April 2002 caused some moderation in bad debt expense by the end of the year. Total PCS bad debt expense for 2002 was $3.7 million. Of the total, $0.5 million of this expense is associated with several large telecommunications customers who filed bankruptcies in 2002.

Operating income grew to $9.3 million, an increase of $2.9 million or 45.4%. Revenue growth, primarily in the PCS operation, was greater than the increase in operating expense, and the overall operating margin was 10.0%, compared to 9.4% in 2001. The elevated bad debt expense in the PCS and telephone operations had a dampening effect on the operating margin improvement.

Other income (expense) is comprised of non-operating income and expenses, interest expense and gain or loss on investments. Collectively, the net impact of these items to pre-tax income was an expense of $14.3 million for 2002, compared to income of $9.1 million from 2001. The largest component was the loss on investments that is discussed below.

Interest expense was $4.2 million, an increase of $0.1 million or 1.4%. The Company's average debt outstanding was approximately the same during 2002 as compared to the previous year.

Net losses on investments were $10.0 million, compared to a gain of $12.9 million from 2001. Results in 2002 include the sale of the VeriSign, Inc. stock for a loss of $9.0 million compared to a gain recorded on the VeriSign stock of $12.7 million in 2001.

Non-operating income was a loss of $0.1 million, a decrease of $0.3 million, primarily due to losses recorded for the Company's portfolio of investments, offset by an increase in patronage equity earned from CoBank, the Company's primary lender.

Income (loss) from continuing operations before taxes was a $5.0 million loss compared to a profit of $15.5 million in 2001, a decrease of $20.5 million. Gains and losses on external investments contributed $21.7 million to this change from 2002 to 2001.

The Company recognized an income tax benefit of $2.1 million on continuing operations in 2002, which is an effective tax rate of 42.2% due to the impact of net operating loss carry forwards generated in several states with higher tax rates, offset by the need for a valuation allowance.

Net loss from continuing operations was $2.9 million, a decrease of $12.6 million from 2001. The results are primarily made up of the one-time impact of the losses on the sale of the VeriSign stock and the improvement in operating income.

Income from discontinued operations was $7.4 million after taxes, an increase of $0.7 million or 11%. Increased revenues from use of our cellular network by customers of other wireless providers were the main cause for the increase in net income.

Net income was $4.5 million, a decrease of $11.9 million or 72.4%. The decrease is primarily the result of the $21.7 million decline in investment results due to the impact of the VeriSign gain recorded in 2001, and the loss on the sale of the VeriSign stock in 2002.

Investments in Non-Affiliated Companies

The Company has investments in several available-for-sale securities, which the Company may choose to liquidate from time to time, based on market conditions, capital needs, other investment opportunities, or a combination of any number of these factors. As a result of the uncertainty of these factors, there is also uncertainty as to what the value of the investments may be when they are sold.

The fair value of the Company's available-for-sale securities was $0.2 million at the end of 2003, compared to $0.2 million at the end of 2002. The Company's available-for-sale portfolio at December 31, 2003 is made up of two investments, both of which are within the telecommunications industry. Due to the volatility of the securities markets, particularly in the telecommunications industry, there is uncertainty about the ultimate value the Company will realize with respect to these investments in the future.

The Company participates in emerging technologies by investing in entities that invest in start-up companies. This includes indirect participation through capital venture funds of South Atlantic Venture Fund III, South Atlantic Private Equity IV, Dolphin Communications Parallel Fund, Dolphin Communications Fund II and the Burton Partnership. The Company also participates by direct investment in privately held companies. Currently the Company's only direct investment is in NTC Communications, a provider of voice, video and data connections to off campus housing properties at universities and colleges. For those companies that eventually make public offerings of their securities, it is the intent of the Company to evaluate whether to hold or sell parts or all of each investment on an individual basis. At December 31, 2003, the Company had external investments totaling $7.5 million.

In 2004, the Company anticipates taking advantage of a conversion feature on its Rural Telephone Bank stock. The Company will convert a portion of its holdings into a different class of stock that will pay cash dividends each year. The bank declares a dividend rate that varies, each year. The range of the dividend has been between 4.2% and 5.65% over the last 5 years. The rate in the two most recent years was 4.2%. This transaction is estimated to provide the Company with approximately $0.3 million in dividend income each year, based on the 2003 dividend rate of 4.2% and assuming we had converted the stock at the beginning of 2003.

Financial Condition, Liquidity and Capital Resources

The Company has four principal sources of funds available to meet the financing needs of its operations, capital projects, debt service, investments and potential dividends. These sources include cash flows from operations, cash and cash equivalents, the liquidation of investments and borrowings. Management routinely considers the alternatives available to determine what mix of sources are best suited for the long-term benefit of the Company.

During the 2003 year, with the closing of the sale of the Virginia 10 RSA Limited partnership interest, the Company evaluated its capital requirements, and as a result eliminated its $20.0 million revolving line of credit with CoBank in May 2003. The Company had paid off the outstanding balance in early 2003, and did not borrow on it during the remaining time the facility was in place. In light of the $27.9 million balance in cash equivalent investments, management determined additional debt capacity is not necessary for the near-term.

The term debt loan agreements with CoBank have three financial covenants. These are measured on a trailing 12-month basis and are calculated on continuing operations. The first of the covenants is the total leverage ratio, which is total debt to operating cash flow. This ratio must remain below 3.5, and as of December 31, 2003 it was 1.2. The second measure is equity to total assets, which must be 35% or higher. At December 31, 2003 the ratio was 57.3%. The third measure is the debt service coverage ratio, which is operating cash flow to scheduled debt service, which must exceed 2.0. At December 31, 2003 this measure was 4.3. Management believes the Company will meet these covenant measures for the coming year. The Company has pledged all of its affiliates capital stock as collateral for the CoBank loans.

The Company's covenants on the RUS/RTB debt require the pledge of all current and future assets of the Telephone subsidiary until the debt is retired.

Another external source of funding is a $0.5 million unsecured, variable rate revolving line of credit with SunTrust Bank. This facility is in place to allow the Company to better manage its daily cash balances. The facility expires May 31, 2004. Management anticipates renewing this facility with SunTrust Bank under similar terms and conditions. At December 31, 2003 there were no balances outstanding under this facility.

Due to make-whole provisions in the Company's debt agreements it is currently uneconomical for the Company to prepay any debt.

The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to its various long-term debt facilities, and non-cancelable operating lease agreements for retail space, tower space and cell sites. Expected future minimum contractual cash obligations for the next five years and in the aggregate at December 30, 2003, are as follows:

Payments due by periods

                                             Less than 1
(unaudited) (in thousands)         Total        year       1-3 years    4-5 years  After 5 years
                                  -----------------------------------------------------------
Long-term debt principal          $43,346      $ 4,230      $ 8,898      $ 9,552      $20,666
Interest on long -term debt        15,429        3,019        5,099        3,778        3,533

Operating leases                   12,592        3,216        4,616        2,229        2,531
Capital calls on investments        1,790           --        1,790           --           --
Purchase obligations                   98           98           --           --           --
                                  -----------------------------------------------------------
Total obligations                 $73,255      $10,563      $20,403      $15,559      $26,730
                                  ===========================================================

The $5.0 million placed in escrow, as part of the sales agreement on the Virginia 10 RSA limited partnership, should be released after February 28, 2005. There are no known claims that have been filed against the amount in escrow.

The Company spent $12.5 million on capital projects in 2003, or about $7.0 million below what was budgeted for the year. The variance was primarily due to postponing construction of an additional diverse fiber route and the delay of the second phase of renovations on the Shentel Center in Edinburg, Virginia.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital expenditures budgeted for 2004 total approximately $30 million, including approximately $20 million for additional PCS base stations, additional towers, and switch upgrades to enhance the PCS network. Improvements and replacements of approximately $5 million are planned for the telephone operation. The remaining $5 million covers building renovations, vehicles, office equipment, and other miscellaneous capital needs.

The Company anticipates using funds from operations, to the extent they are available to fund the capital expenditures and the payment of debt and interest. Due to lower than expected tax expenses in 2003, the Company will apply the tax receivable to the 2004-year tax liability. It is anticipated by no later than second quarter of 2004, additional federal tax payments will be due based on anticipated profits expected to be generated in the operation.

Management anticipates its operations will generate similar operating cash flows in 2004, compared to those of continuing operations in 2003, although there are events outside the control of the Company that could have an adverse impact on cash flows from operations. The events that could adversely impact operating cash flow results include, but are not limited to; changes in overall economic conditions, regulatory requirements, changes in technologies, availability of labor resources and capital, and other conditions. The PCS subsidiary's operations are dependent upon Sprint's ability to execute certain functions such as billing, customer care, and collections; their ability to develop and implement successful marketing programs and new products and services; and their ability to effectively and economically manage other operating activities under the Company's agreements with Sprint. Additionally, the Company's ability to attract and maintain a sufficient customer base is critical to maintaining a positive cash flow from operations. These items individually and/or collectively could impact the Company's results.

The Company expects to generate adequate cash to meet its short-term and long-term cash needs, including working capital requirements, capital projects and debt payments, and to fund potential dividend payments from cash on hand, operating cash flow, and amounts expected to be available under the Company's existing financing facilities and its anticipated financing facilities discussed above. The Company may, at its election, liquidate some of its investments to generate additional cash for its capital needs as market conditions allow.

Recently Issued Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003),"Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," (VIE), which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005, except it must be applied in the fourth quarter of 2003 for any VIE's that are considered to be special purpose entities. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company is evaluating the impact of applying FIN 46R to existing VIEs in which it has variable interests and does not believe the application will have a material impact on the Company's consolidated financial statements.

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which was effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

In December 2003, the Financial Accounting Standards Board issued FASB Statement No. 132(R). Statement No. 132(R) is a revision of Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132(R) is effective for financial statements with fiscal years ending after December 15, 2003. SFAS 132(R) requires additional disclosures including information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. The objectives of the revisions are to provide qualitative information about the items in the financial statements, quantitative information about items recognized or disclosed in the financial statements, information that enables users of financial statements to assess the effect that pension plans and other postretirement benefit plans have on entities' results of operations, and information to facilitate assessments of future earnings and cash flows. The Company has adopted this statement effective December 31, 2003 with disclosures included in Note 9.

RISKS

The Company is one of eleven PCS Affiliates of Sprint, and accordingly, is impacted by decisions and requirements adopted by Sprint in regard to its wireless operation. Management continually reviews its relationship with Sprint as new developments and requirements are added. Note 7 to the accompanying consolidated financial statements contains a detailed description of the significant contractual relationship.

The Company is dependent on Sprint for the reporting of a significant majority of PCS revenues, particularly travel and service revenue. Controls and processes are continually refined, so the Company can monitor, review, test, and validate information being reported to the Company by Sprint. It is the Company's policy to estimate and reflect the information supplied by Sprint in the financial statements in the respective periods. Corrections, if any, are made no earlier than the period in which the parties agree to the corrections and as noted in these financial statements, there are several dispute settlements, true-ups of estimates and corrections which are recorded in the period the issue has been resolved. The Company is at risk for reporting errors that may be made by Sprint.

The net balance of PCS travel revenue and expense could change significantly due to changes in service plan offerings, changes in the travel settlement rate, changes in travel habits by the subscribers in the Company's market areas or other Sprint subscribers and numerous other factors beyond the Company's control. The Company is continuing to monitor the financial strength of the other PCS Affiliates of Sprint, as to their ability to maintain their segment of the Sprint network may impact the ability of the Company to add new subscribers. Two other Sprint PCS Affiliates are currently operating under bankruptcy protection.

Wireless Local Number Portability (WLNP) permits a subscriber to change wireless service providers in the same market area while retaining their existing telephone number. This Federal Communications Commission mandate was effective November 24, 2003 in the 100 largest metropolitan areas and will be effective in all areas of the United States on May 24, 2004. Although the initial impact of WLNP appears to be insignificant, there may be a significant future impact to the Company's operation. As a result of WLNP, portions of the PCS subscriber base may migrate to other wireless providers, thereby contributing to increased churn. Alternatively, the implementation of WLNP may allow the Company to attract additional subscribers from other wireless providers.

The Company has limited control over the service plans and marketing promotions offered to Sprint customers in the competitive wireless telecommunications industry. Sprint controls the marketing plans, advertising message and market promotions offered in the Company's market area. As a result, the plans and promotions offered may have a material adverse effect on the Company's results of operations.

The Company relies on Sprint for the development of new products and services to remain competitive in the wireless industry. Examples of these services are text messaging, video, and push to talk walkie-talkie features. If these services do not work properly or if Sprint should not continue to develop new competitive products, the results could have a material adverse impact on the results of the Company.

The Company is required to participate in national and regional third party distribution programs formulated and negotiated by Sprint. Sprint has entered into reseller agreements which may impact the Company. These distribution and reseller programs may have an adverse effect on the results of the Company.

The Company's PCS network is part of Sprint's nationwide wireless network. The network is owned and operated by Sprint and its Affiliates. The financial viability of Sprint and its Affiliates is critical to the success of operating and marketing Sprint PCS. If financial difficulties are experienced by Sprint or any Affiliate, it could have an adverse impact on the Company's results.

The current competitive nature of the wireless industry may prompt major wireless providers to strive for financial improvements through industry consolidation. Such consolidation could include Sprint. It is not clear to what extent consolidation may occur or which companies will be involved, but certain consolidation transactions may have an adverse impact on the operating results and valuation of the Company's wireless operations.

The Company's access revenue may be adversely impacted by legislative or regulatory actions that decrease access rates or exempt certain traffic from paying access to the Company's regulated telephone network. The Federal Communications Commission is currently reviewing the issue of Voice Over Internet Protocol (VOIP) as it relates to access charges. An unfavorable finding may have an adverse effect on the Company's telephone operations.

There has been a trend for incumbent local exchange carriers to see a decrease in access lines due to the effect of wireless and wireline competition, a slow down in the economy, and the elimination of a second line dedicated to dial up Internet as customers migrate to broadband connections. Although the Company has not seen a material reduction in its number of access lines to date, it experienced line decreases in each of the last two quarters. There is a significant risk that this trend could have a material adverse effect on the Company's telephone operations in the future.

On May 24, 2004, Local Number Portability (LNP) will be required in the Company's local wireline service area. The Company's customers will be able to retain their existing wireline phone number and use it to obtain service from a competing wireline or wireless provider in the service area. At this time, the Company cannot estimate the potential impact on its telephone operations. If a significant number of customers disconnect the Company's service, it will have an adverse impact on the Company's telephone operating results.

The Company's revenue from fiber leases may be adversely impacted by further erosion in demand or in price competition for these facilities. There is also the potential for additional bankruptcies of the Company's customers. The Company monitors each of its fiber lease customers closely to minimize the risk related to this business.

The Company operates the cable television system in Shenandoah County, Virginia. The Company has seen increased competition from satellite providers that are larger and have cost advantages over the Company in the procurement of programming. The continued success of the satellite television providers may have an adverse impact on the Company's cable television results.

The Company currently has a 12-month, $1.2 million contract with the Virginia Department of Transportation (VDOT) to provide 511 Travel services in the I-81 corridor of Virginia. This contract expires in February 2005. VDOT has recently requested a proposal for a three-year contract with two two-year extensions to extend 511 services to the entire state. Although the Company plans to submit a proposal for the new VDOT contract, there is no certainty that the Company will be selected to provide these services after the end of its current contract.

The Company may not be able to utilize all of its net operating loss carry forwards for taxes in certain states before they expire, resulting in the Company writing off some of its deferred tax assets and impacting its cash position.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, December 31, 2003 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Under our agreements with Sprint, Sprint provides us with billing, collections, customer care, certain network operations and other back office services. As a result, Sprint remits to the Company approximately 61% of the Company's total revenues. In addition, approximately 42% of the expenses reflected in the Company's consolidated financial statements relate to charges by or through Sprint for expenses such as billing, collections and customer care, roaming expense, long-distance, and travel. Due to this relationship, the Company necessarily relies on Sprint to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivable, which underlie a substantial portion of our periodic financial statements and other financial disclosures.

Information provided by Sprint includes reports regarding the subscriber accounts receivable in our markets. Sprint provides us monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level. We review these various reports to identify discrepancies or errors. However, under our agreements with Sprint, we are entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 8% of revenue retained by Sprint. Because of our reliance on Sprint for financial information, we must depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint's other network partners. To address this issue, Sprint engages its independent auditors to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70 ("SAS 70 reports"). The report is provided to us annually and covers a twelve-month period from October 1, 2002 to September 30, 2003. This report did not indicate there were issues which would adversely impact the information used to support the recording of the revenues and expenses provided by Sprint related to our relationship with them.

We believe the processes we have put into place over the course of the year have steadily improved our ability to identify material errors in Sprint financial information on a timely basis. As a result of the improved processes and procedures we are continuing to develop and define, the Company is committed to monitor and evaluate the effectiveness of its improvements in controls related to information provided by Sprint and to continue to improve these processes.

In preparation for the requirements imposed under Section 404 of the Sarbanes-Oxley Act of 2002, we have retained an outside consulting firm to assist us in reviewing and documenting our internal control processes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks relate primarily to changes in interest rates on instruments held for other than trading purposes. Our interest rate risk involves three components, although only one is of any significance at this time. The first component is outstanding debt with variable rates. As of December 31, 2003, the Company's variable rate debt balance was zero. The Company has a variable rate line of credit totaling $0.5 million with SunTrust Banks. The Company's remaining debt has fixed rates through its maturity. A 10.0% decline in interest rates would increase the fair value of the fixed rate debt by approximately $1.1 million, while the estimated current fair value of the fixed rate debt is approximately $42.6 million.

The second component of interest rate risk is temporary excess cash, primarily invested in overnight repurchase agreements and short-term certificates of deposit and money market funds. The Company currently has approximately $27.9 million of cash equivalents in money market funds, which are earning rates of approximately 1% per year. The cash is currently in short-term investment vehicles that have limited interest rate risk. Management continues to evaluate the most beneficial use of these funds.

The third component of interest rate risk is marked increases in interest rates which may adversely impact the rate at which the Company may borrow funds for growth in the future. Although this risk is real, it is not significant at this time as the Company has adequate cash for operations, payment of debt and near-term capital projects.

Management does not view market risk as having a significant impact on the Company's results of operations, although future results could be adversely impacted if interest rates were to escalate markedly and the company required external financing. Since the Company does not currently have significant investments in publicly traded stock, currently there is limited risk related to the Company's available for sale securities. General economic conditions impacted by regulatory changes, competition or other external influences may play a higher risk to the Company's overall results.

As of December 31, 2003, the Company has $7.3 million invested in privately held companies directly or through investments with portfolio managers. Most of the companies are early stage and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability. The Company's market risk is limited to the funds previously invested and an additional $1.8 million committed under contracts the Company has signed with portfolio managers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The financial statements listed in Item 15 are filed as part of this report and appear on pages F-2 through F-34

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None

ITEM 9A. CONTROLS AND PROCEDURES

            Our management, with the participation of our President and Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Shenandoah Telecommunications Company, including its consolidated subsidiaries, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

            During the fourth fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT EXECUTIVE OFFICERS

            The following table presents information about our executive officers who, other than Christopher E. French, are not directors.

              Name                             Title                  Age         Date in Position
      --------------------------------------------------------------------------------------------
      Christopher E. French       President                           46            April 1988

      Earle A. MacKenzie          Executive Vice President, Chief     51            June 2003
                                  Financial Officer and Treasurer

      David E. Ferguson           Vice President of Customer          58            November 1982
                                  Services

      David K. MacDonald          Vice President of Operations        50            May 1998

      Laurence F. Paxton          Vice President of Information       51            June 2003
                                  Technology and Secretary

      William L. Pirtle           Vice President of Sales             44            October 2003

Before joining the Company, Mr. MacKenzie served from May 1999 to November 2002 as President of Broadslate Networks, Inc., a start-up data services provider. Previously, from June 1998 to May 1999, he was a consultant to several venture capital firms.

Prior to becoming Vice President of Information Technology, Mr. Paxton had served as the Company's Vice President of Finance since June 1991.

Prior to becoming Vice President of Sales, Mr. Pirtle had served as the Company's Vice President of Personal Communications Services since November 1996.

Other information responsive to this Item 10 is incorporated herein by reference to the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

            Information responsive to this Item 11 is incorporated herein by reference to the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Information responsive to this Item 12 is incorporated herein by reference to the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information responsive to this Item 13 is incorporated herein by reference to the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

            Information responsive to this Item 14 is incorporated herein by reference to the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-34 of this report and are incorporated by reference in Part II, Item 8:

            Report of Independent Auditors

            Consolidated Financial Statements

                        Consolidated Balance Sheets as of December 31, 2003, 2002 and 2001

                        Consolidated Statements of Income for the three years ended December 31, 2003

                        Consolidated Statements of Shareholders' Equity and Comprehensive Income for the three years ended December 31, 2003

                        Consolidated Statements of Cash Flows for the three years ended December 31, 2003

                        Notes to Consolidated Financial Statements

            (a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

            (a)(3) The following exhibits are either filed with this Form 10K or incorporated herein by reference. Our Securities Exchange Act file number is 000-09881.

Exhibit
Number      Exhibit Description
-------------------------------

3.1 Amended and Restated Articles of Incorporation of Shenandoah Telecommunications Company filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-21733) and incorporated herein by reference.

*3.2        Shenandoah Telecommunications Company Bylaws, as amended.

10.1        Shenandoah Telecommunications Company Stock Incentive Plan filed as
            Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-21733) and incorporated herein by reference.

10.2 Shenandoah Telecommunications Company Dividend Reinvestment Plan filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3D (No. 333-74297) and incorporated herein by reference.

*10.3 Settlement Agreement and Mutual Release dated as of January 30, 2004 by and among Sprint Spectrum L.P., Sprint Communications Company L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P. and Shenandoah Personal Communications Company and Shenandoah Telecommunications Company, dated January 30, 2004.

*10.4 Sprint PCS Management Agreement dated as of November 5, 1999 by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company.

*10.5 Sprint PCS Services Agreement dated as of November 5, 1999 by and between Sprint Spectrum L.P. and Shenandoah Personal Communications Company.

*10.6 Sprint Trademark and Service Mark License Agreement dated as of November 5, 1999 by and between Sprint Communications Company, L.P. and Shenandoah Personal Communications Company.

*10.7 Sprint Spectrum Trademark and Service Mark License Agreement dated as of November 5, 1999 by and between Sprint Spectrum L.P. and Shenandoah Personal Communications Company.

*10.8 Addendum I to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company.

*10.9 Asset Purchase Agreement dated November 5, 1999 by and among Sprint Spectrum L.P., Sprint Spectrum Equipment Company, L. P., Sprint Spectrum Realty Company, L.P., and Shenandoah Personal Communications Company, serving as Exhibit A to Addendum I to the Sprint PCS Management Agreement and as Exhibit 2.6 to the Sprint PCS Management Agreement.

*10.10 Addendum II dated August 31, 2000 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company.

*10.11 Addendum III dated September 26, 2001 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company.

*10.12 Addendum IV dated May 22, 2003 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company.

*10.13 Addendum V dated January 30, 2004 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company.

*10.14      Executive Supplemental Retirement Plan.

*21         List of Subsidiaries.

*23.1       Consent of KPMG LLP, Independent Accountants.

*31.1 Certification of President and Chief Executive Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*31.2 Certification of Executive Vice President and Chief Financial Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*32 Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. ss.1350.

----------
*     Filed herewith.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

            (b).  Reports on Form 8-K

                  There was one Form 8-K filed for the three months ended December 31, 2003, as set forth below:

                  Filing Date of Report         Item Reported
                  ---------------------         -------------
                  October 22, 2003              Item 9 (press release announcing
                                                third quarter results and an
                                                increase in the annual dividend
                                                and two for one stock split)

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SHENANDOAH TELECOMMUNICATIONS COMPANY


March 8, 2004                           By: /s/ CHRISTOPHER E. FRENCH
                                            Christopher E. French, President
                                            (Duly Authorized Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/CHRISTOPHER E. FRENCH                President & Chief Executive Officer,
March 8, 2004                           Director (Principal Executive Officer)
Christopher E. French


/s/EARLE A. MACKENZIE                   Executive Vice President & Treasurer
March 8, 2004                           (Principal Financial Officer and
Earle A. MacKenzie                      Principal Accounting Officer)


/s/DOUGLAS C. ARTHUR                    Director
March 8, 2004
Douglas C. Arthur


/s/NOEL M. BORDEN                       Director
March 8, 2004
Noel M. Borden


/s/DICK D. BOWMAN                       Director
March 8, 2004
Dick D. Bowman


/s/KEN L BURCH                          Director
March 8, 2004
Ken L. Burch


/s/GROVER M. HOLLER, JR.                Director
March 8, 2004
Grover M. Holler, Jr.


/s/HAROLD MORRISON, JR.                 Director
March 8, 2004
Harold Morrison, Jr.


/s/ZANE NEFF                            Director
March 8, 2004
Zane Neff


/s/JAMES E. ZERKEL II                   Director
March 8, 2004
James E. Zerkel II

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                                AND SUBSIDIARIES

               Index to the Consolidated 2003 Financial Statements

                                                                      Page
Independent Auditor's Report                                          F-2

Consolidated Financial Statements

     Consolidated Balance Sheets as of December 31,
       2003, 2002 and 2001                                        F-3 and F-4
     Consolidated Statements of Income for the three
       years ended December 31, 2003                                  F-5
     Consolidated Statements of Shareholders' Equity
       and Comprehensive Income for the three years
       ended December 31, 2003                                        F-6
     Consolidated Statements of Cash Flows for the three
       years ended December 31, 2003                              F-7 and F-8
     Notes to Consolidated Financial Statements                 F-9 through F-30

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Shenandoah Telecommunications Company:

We have audited the accompanying consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries (the Company), as of December 31, 2003, 2002, and 2001, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shenandoah Telecommunication Company and subsidiaries as of December 31, 2003, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002. As further discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations in 2003.


/s/  KPMG LLP

Richmond, Virginia
February 6, 2004

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2003, 2002 and 2001
in thousands

ASSETS (Note 5)                                               2003        2002        2001
--------------------------------------------------------------------------------------------
Current Assets
       Cash and cash equivalents                            $ 28,696    $  2,209    $  2,037
       Accounts receivable, net (Notes 1 and 8)                6,488       7,536       5,739
       Income taxes receivable                                 1,526          12       1,205
       Materials and supplies                                  2,062       1,787       2,934
       Prepaid expenses and other                              1,669       2,205       1,146
       Deferred income taxes (Note 6)                            522       1,197         575
       Assets held for sale (Note 2)                              --       5,548       2,973
                                                            --------------------------------
                 Total current assets                         40,963      20,494      16,609
                                                            --------------------------------

Securities and Investments (Notes 3 and 8)
       Available-for-sale securities                             199         151      12,025
       Other investments                                       7,268       7,272       6,438
                                                            --------------------------------
                 Total securities and investments              7,467       7,423      18,463
                                                            --------------------------------

Property, Plant and Equipment
       Plant in service (Note 4)                             197,431     184,069     154,345
       Plant under construction                                2,261       5,209      14,960
                                                            --------------------------------
                                                             199,692     189,278     169,305
       Less accumulated depreciation                          72,006      57,126      44,473
                                                            --------------------------------
                 Net property, plant and equipment           127,686     132,152     124,832
                                                            --------------------------------

Other Assets
       Assets held for sale (Note 2)                              --          --       3,272
       Cost in excess of net assets of business acquired       5,105       5,105       5,105
       Deferred charges and other assets (Notes 1 and 2)       5,999         667       1,452
                                                            --------------------------------
                                                              11,104       5,772       9,829
       Less accumulated amortization                           1,856       1,837       2,361
                                                            --------------------------------
                 Net other assets                              9,248       3,935       7,468
                                                            --------------------------------
                 Total assets                               $185,364    $164,004    $167,372
                                                            ================================

See accompanying notes to consolidated financial statements.

            (Continued)

                          SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                December 31, 2003, 2002 and 2001
                                                                    in thousands

LIABILITIES AND SHAREHOLDERS' EQUITY                                         2003         2002         2001
-------------------------------------------------------------------------------------------------------------
Current Liabilities
          Current maturities of long-term debt (Note 5)                    $  4,230    $   4,482     $  4,387
          Revolving line of credit (Note 5)                                      --        3,503        6,200
          Accounts payable (Note 7)                                           4,729        5,003        5,128
          Advanced billings and customer deposits                             3,326        3,538        2,652
          Accrued compensation                                                1,015        1,268        1,084
          Other current liabilities                                           2,496        1,564        1,455
          Current liabilities held for sale (Note 2)                             --          542          735
                                                                           ----------------------------------
                             Total current liabilities                       15,796       19,900       21,641
                                                                           ----------------------------------

Long-term debt, less current maturities (Note 5)                             39,116       47,561       52,049
                                                                           ----------------------------------

Other Liabilities
          Deferred income taxes (Note 6)                                     20,819       15,859       14,977
          Pension and other (Note 9)                                          3,425        2,441        2,265
                                                                           ----------------------------------
                             Total other liabilities                         24,244       18,300       17,242
                                                                           ----------------------------------

Minority Interests in discontinued operations (Note 2)                           --        1,666        1,838
                                                                           ----------------------------------

Commitments and Contingencies (Notes 2,3,5,6,7,9,12, and 13)

Shareholders' Equity (Notes 5 and 10)
          Common stock, no par value, authorized 16,000 shares;
               issued and outstanding 7,593 shares in 2003, 7,552
                shares in 2002, and 7,530 shares in 2001                      5,733        5,246        4,950
          Retained earnings                                                 100,449       71,335       69,610
          Accumulated other comprehensive income (loss) (Note 3)                 26           (4)          42
                                                                           ----------------------------------
                             Total shareholders' equity                     106,208       76,577       74,602
                                                                           ----------------------------------

                             Total liabilities and shareholders' equity    $185,364    $ 164,004     $167,372
                                                                           ==================================

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2003, 2002 and 2001 in thousands, except per share amounts

                                                                   2003         2002         2001
---------------------------------------------------------------------------------------------------
Operating revenues:
          Wireless  (Notes 7 and 8)                             $  69,872     $ 57,867     $ 36,133
          Wireline                                                 29,022       28,755       27,486
          Other                                                     6,967        6,352        5,103
                                                                ---------     --------     --------
                    Total operating revenues                      105,861       92,974       68,722
                                                                ---------     --------     --------

Operating expenses:
      Cost of goods and services (Note 7)                          10,943       10,502        7,410
      Network operating costs (Note 8)                             33,630       32,512       26,756
      Depreciation and amortization                                16,631       14,482       11,263
      Selling, general and administrative (Note 7)                 26,029       26,140       16,869
                                                                ---------     --------     --------
                    Total operating expenses                       87,233       83,636       62,298
                                                                ---------     --------     --------
                    Operating income                               18,628        9,338        6,424
                                                                ---------     --------     --------

Other income (expense):
      Interest expense                                             (3,510)      (4,195)      (4,127)
      Net gain (loss) on investments (Note 3)                        (443)     (10,004)      12,943
      Non-operating income (expense), net                             390         (141)         265
                                                                ---------     --------     --------
                                                                   (3,563)     (14,340)       9,081
                                                                ---------     --------     --------
Income (loss) before income taxes, cumulative effect of a
      change in accounting and discontinued operations             15,065       (5,002)      15,505

Income tax provision (benefit) (Note 6)                             5,304       (2,109)       5,811
                                                                ---------     --------     --------
          Income (loss) from continuing operations                  9,761       (2,893)       9,694

Discontinued operations, net of income taxes  (Note 2)             22,389        7,412        6,678
Cumulative effect of a change in accounting,
      net of income taxes (Note 1)                                    (76)          --           --
                                                                ---------     --------     --------
                    Net income                                  $  32,074     $  4,519     $ 16,372
                                                                =========     ========     ========

Income (loss) per share:
      Basic Net income (loss) per share:
         Continuing operations                                  $    1.29     $  (0.38)    $   1.29
         Discontinued operations                                     2.95         0.98         0.89
         Cumulative effect of a change in accounting, net of
              income taxes                                          (0.01)          --           --
                                                                ---------     --------     --------
                                                                $    4.23     $   0.60     $   2.18
                                                                =========     ========     ========

         Weighted average shares outstanding, basic                 7,577        7,542        7,523
                                                                =========     ========     ========

      Diluted Net income (loss) per share:
         Continuing operations                                  $    1.28     $  (0.38)    $   1.28
         Discontinued operations                                     2.94         0.98         0.88
         Cumulative effect of a change in accounting, net           (0.01)          --           --
                                                                ---------     --------     --------
                                                                $    4.22     $   0.60     $   2.17
                                                                =========     ========     ========

         Weighted average shares, diluted                           7,608        7,542        7,549
                                                                =========     ========     ========

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31, 2003, 2002 and 2001 in thousands, except per share amounts

                                                                                            Accumulated
                                                                                               Other
                                                                Common        Retained     Comprehensive
                                                   Shares        Stock        Earnings     Income (loss)       Total
----------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001                            7,518       $4,817       $  55,873        $ 5,645        $  66,335
      Comprehensive income:
         Net income                                    --           --          16,372             --           16,372
         Net unrealized change in
          securities available-for-sale, net
          of tax of $3,482                             --           --              --         (5,603)          (5,603)
                                                                                                             ---------
             Total comprehensive income                                                                         10,769
                                                                                                             ---------
      Dividends declared ($0.35 per share)             --           --          (2,635)            --           (2,635)
      Common stock issued through
       exercise of incentive stock options             12          133              --             --              133
                                                    ------------------------------------------------------------------

Balance, December 31, 2001                          7,530        4,950          69,610             42           74,602
      Comprehensive income:                            --           --           4,519             --            4,519
         Net income
         Net unrealized change in
          securities available-for-sale, net
          of tax of $29                                --           --              --            (46)             (46)
                                                                                                             ---------
             Total comprehensive income                                                                          4,473
                                                                                                             ---------
      Dividends declared ($0.37 per share)             --           --          (2,794)            --           (2,794)
      Common stock issued through
       exercise of incentive stock
       options and stock grants                        22          296              --             --              296
                                                    ------------------------------------------------------------------

Balance, December 31, 2002                          7,552       $5,246       $  71,335        $    (4)       $  76,577
      Comprehensive income
         Net income                                                             32,074                          32,074
         Net unrealized change in
          securities available-for-sale, net
          of tax of $(18)                                                                          30               30
                                                                                                             ---------
             Total comprehensive income                                                                         32,104
                                                                                                             ---------
      Dividends declared ($0.39 per share)             --           --          (2,960)                         (2,960)
      Common stock issued through
       exercise of incentive stock
       options                                         41          487              --             --              487
                                                    ------------------------------------------------------------------
      Balance, December 31, 2003                    7,593       $5,733       $ 100,449        $    26        $ 106,208
                                                    ==================================================================

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002 and 2001 in thousands

                                                                 2003         2002         2001
-------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
      Income (loss) from continuing operations                 $  9,761     $ (2,893)    $  9,694
      Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                            16,612       14,476       10,540
         Amortization                                                19            6          723
         Deferred income taxes                                    5,664          289        8,666
         Loss on disposal of assets                                 348          739          506
         Net (gain) loss on disposal of investments                   3        9,034      (14,162)
         Net (gain) loss from patronage and equity
            investments                                              52          393          789
         Other                                                      403          443          987
         Changes in assets and liabilities:
             (Increase) decrease in:
                 Accounts receivable                              1,069       (1,797)        (864)
                 Materials and supplies                            (275)       1,147         (307)
             Increase (decrease) in:
                 Accounts payable                                  (275)       1,067       (3,968)
                 Other prepaids, deferrals and accruals          (2,778)         120       (2,263)
                                                               ----------------------------------

                 Net cash provided by operating activities       30,599       23,024       10,341
                                                               ----------------------------------

Cash Flows From Investing Activities
      Purchase and construction of plant and equipment, net
         of retirements                                         (12,476)     (22,612)     (27,972)
      Purchase of investment securities                            (796)      (1,775)      (1,250)
      Proceeds from sale of equipment                               109           77          482
      Proceeds from sale of radio spectrum license                   --           --        1,133
      Proceeds from investment activities (Note 3)                  714        3,301        5,842
                                                               ----------------------------------

                 Net cash used in investing activities          (12,449)     (21,009)     (21,765)
                                                               ----------------------------------

(Continued)

                          SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Years Ended December 31, 2003, 2002 and 2001
                                                                    in thousands

                                                                            2003        2002         2001
-----------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
      Proceeds from issuance of long-term debt                            $     --     $    --     $ 24,641
      Principal payments on long-term debt                                  (8,697)     (4,393)     (23,692)
      Net proceeds from (payments of) lines of credit                       (3,503)     (2,697)       6,200
      Debt issuance costs                                                       --          --         (175)
      Dividends paid                                                        (2,960)     (2,794)      (2,635)
      Proceeds from exercise of incentive stock options                        487         296          133
                                                                          ---------------------------------

                  Net cash provided by (used in) financing activities      (14,673)     (9,588)       4,472
                                                                          ---------------------------------

Net cash used in continuing operations                                       3,477      (7,573)      (6,952)
Net cash provided by discontinued operations                                23,010       7,745        6,444
                                                                          ---------------------------------

                  Net increase (decrease) in cash and cash equivalents      26,487         172         (508)

Cash and cash equivalents:
      Beginning                                                              2,209       2,037        2,545
                                                                          ---------------------------------
      Ending                                                              $ 28,696     $ 2,209     $  2,037
                                                                          =================================

Supplemental Disclosures of Cash Flow Information
      Cash payments for:
          Interest, net of capitalized interest of $26 in 2003;
          $93 in 2002, and $134 in 2001                                   $  3,577     $ 4,274     $  4,217
                                                                          =================================

          Income taxes                                                    $ 15,569     $ 1,045     $    506
                                                                          =================================

Non-cash transactions:

      During 2002, the Company issued 4,654 shares of Company stock to employees valued at $0.1 million in recognition of the Company's 100th year anniversary.

      In December 2001, the Company received 310,158 shares of VeriSign Inc. common stock in exchange for 333,504 shares of Illuminet Holdings, Inc. stock as a result of the merger of the two entities.

      The Company completed the sale of its GSM network equipment in January 2001, for approximately $6.5 million of which approximately $4.9 million was escrowed as part of a like-kind exchange transaction. The escrowed funds were disbursed as new equipment was received during the first six months of 2001.

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of business: Shenandoah Telecommunications Company and subsidiaries (the Company) provides telephone service, wireless personal communications service (PCS) under the Sprint brand name, cable television, unregulated communications equipment sales and services, Internet access, and paging services. In addition, the Company leases towers and operates and maintains an interstate fiber optic network. The Company's operations are located in the four state region surrounding the Northern Shenandoah Valley of Virginia. Pursuant to a management agreement with Sprint Communications Company and its related parties (collectively, "Sprint"), the Company is the exclusive PCS Affiliate of Sprint providing wireless mobility communications network products and services in the geographic area extending from Altoona, Harrisburg and York, Pennsylvania, south through Western Maryland, and the panhandle of West Virginia, to Harrisonburg, Virginia. The Company is licensed to use the Sprint brand name in this territory, and operates its network under the Sprint radio spectrum license (Note 7). A summary of the Company's significant accounting policies follows:

Stock split: All share and per share information reflect the two for one stock split announced in October 2003, to shareholders of record as of the close of business on January 30, 2004. The additional shares were distributed on February 20, 2004. The effective date of the split is February 23, 2004. All previously reported share and per share data included herein are retroactively adjusted to reflect the split.

Principles of consolidation: The consolidated financial statements include the accounts of all wholly owned subsidiaries and other entities where effective control is exercised. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates: Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management reviews its estimates, including those related to recoverability and useful lives of assets as well as liabilities for income taxes and pension benefits. Changes in facts and circumstances may result in revised estimates and actual results could differ from those reported estimates.

Cash and cash equivalents: The Company considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times, these investments may be in excess of FDIC insurance limits. Cash and cash equivalents were $28.7million, $2.2 million, and $2.0 million at December 31, 2003, 2002 and 2001, respectively.

Accounts receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience and by industry and national economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances meeting specific criteria are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable are concentrated among customers within the Company's geographic service area and large telecommunications companies. The Company's allowance for uncollectable receivables related to continuing operations was $477 thousand, $914 thousand and $650 thousand at December 31, 2003, 2002 and 2001, respectively.

Securities and investments: The classifications of debt and equity securities are determined by management at the date individual investments are acquired. The appropriateness of such classification is continually reassessed. The Company monitors the fair value of all investments, and based on factors such as market conditions, financial information and industry conditions, the Company will reflect impairments in values as is warranted. The classification of those securities and the related accounting policies are as follows:

      Available-for-Sale Securities: Debt and equity securities classified as available-for-sale consist of securities which the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including changes in market conditions, liquidity needs and similar criteria. Available-for-sale securities are recorded at fair value as determined by quoted market prices. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

      Investments Carried at Cost: Investments in common stock in which the Company does not have a significant ownership (less than 20%) and for which there is no ready market, are carried at cost. Information regarding investments carried at cost is reviewed continuously for evidence of impairment in value. Impairments are charged to earnings and a new cost basis for the investment is established.

      Equity Method Investments: Investments in partnerships and unconsolidated corporations where the Company's ownership is 20% or more, or where the Company otherwise has the ability to exercise significant influence, are reported under the equity method. Under this method, the Company's equity in earnings or losses of investees is reflected in earnings. Distributions received reduce the carrying value of these investments. The Company recognizes a loss when there is a decline in value of the investment which is other than a temporary decline.

Materials and supplies: New and reusable materials are carried in inventory at the lower of average cost or market value. Inventory held for sale, such as telephones and accessories, are carried at the lower of average cost or market value. Non-reusable material is carried at estimated salvage value.

Property, plant and equipment: Property, plant and equipment is stated at cost. The Company capitalizes all costs associated with the purchase, deployment and installation of property, plant and equipment, including interest on major capital projects during the period of their construction. Expenditures, including those on leased assets, which extend the useful life or increase its utility, are capitalized. Maintenance expense is recognized when repairs are performed. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Depreciation expense for continuing operations was approximately 8.7%, 8.6% and 8.3% of average depreciable assets for the years 2003, 2002 and 2001, respectively. Depreciation lives are assigned to assets based on their estimated useful lives in conjunction with industry and regulatory guidelines, where applicable. Such lives, while similar, may exceed the lives that would have been used if the Company did not operate certain segments of the business in a regulated environment. The Company takes technology changes into consideration as it assigns the estimated useful lives, and monitors the remaining useful lives of asset groups to reasonably match the remaining economic life with the useful life and makes adjustments when necessary.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The impact of the adoption of SFAS No. 143 was the recording of a capitalized asset retirement obligation of $158 thousand, the related accumulated depreciation of $32 thousand, the present value of the future removal obligation of $249 thousand, and the cumulative effect of the accounting change of $76 thousand after taxes recorded on the consolidated statements of income.

The Company recorded the retirement obligation on towers owned where there is a legal obligation to remove the tower at the time the Company discontinues its use. The obligation was estimated based on the size of the tower. The Company's cost to remove the towers is amortized over the life of the tower. The pro forma liability on January 1, 2002 would have been $236 thousand, and was $249 thousand on December 31, 2002. On December 30, 2003, the liability was $300 thousand. The current year expense for the accretion and depreciation related to the adoption of SFAS No.143 is approximately $20 thousand before taxes.

Cost in excess of net assets of business acquired: In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No.142, "Goodwill and Other Intangible Assets," which eliminates amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairment of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosures of information about goodwill and other intangible assets. The provisions of SFAS No. 142 were required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in financial statements at that date. In connection with SFAS No. 142 transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002.

Goodwill represents the excess of purchase price over fair value of tangible and identifiable intangible net assets acquired. Prior to adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, which was 15 years for the Company. SFAS No. 142 required a transitional goodwill impairment evaluation beginning January 1, 2002. Subsequent to adoption, amortization of goodwill ceased, and the goodwill balance is reviewed annually for impairment. No impairment of goodwill was required to be recorded in 2003 and 2002. With the implementation of SFAS No. 142, there was no goodwill amortization charged to operations in 2003 or 2002, while amortization expense was $360 thousand in 2001.

The following table reconciles previously reported net income as if the provisions of SFAS No. 142 were in effect for the years ended prior to 2002.

                                                   2003      2002       2001
                                                 -------    ------    --------
                                                         (in thousands)
            Reported net income                  $32,074    $4,519    $ 16,372
            Add back goodwill amortization            --        --         360
            Deduct income tax benefit                 --        --        (137)
                                                 -------    ------    --------
                          Adjusted net income    $32,074    $4,519    $ 16,595
                                                 =======    ======    ========

Retirement plans: The Company maintains a noncontributory defined benefit plan covering substantially all employees. Pension benefits are based primarily on the employee's compensation and years of service. The Company's policy is to fund the maximum allowable contribution calculated under federal income tax regulations. During 2003, the Company adopted an Executive Supplemental Retirement Plan for selected employees. This is an unfunded plan and is maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. The Company also maintains a defined contribution plan under which substantially all employees may defer a portion of their earnings on a pretax basis, up to the allowable federal maximum. The Company may make matching and discretionary contributions to this plan. Neither of the funded retirement plans holds Company stock in the respective portfolios.

Income taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the recoverability of tax assets generated on a state-by-state basis from net operating losses apportioned to that state. Management uses a more likely than not threshold to make that determination and has established a valuation allowance against the deferred tax assets, in case they may not be recoverable.

Revenue recognition: The Company recognizes revenue when pervasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable and collectibility is reasonably assured. Revenues are recognized by the Company based on the various types of transactions generating the revenue. For equipment sales, revenue is recognized when the sales transaction is complete. For services, revenue is recognized as the services are performed.

Beginning in 2000, coinciding with the inception of activation fees in its PCS segment, nonrefundable PCS activation fees and the portion of the activation costs deemed to be direct costs of acquiring new customers (primarily activation costs and credit analysis costs) were deferred and recognized ratably over the estimated life of the customer relationship of 30 months in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin 101, (SAB No.101). Effective July 1, 2003, the Company adopted Emerging Issues Task Force ("EITF") No. 00-21, "Accounting for Revenue Arrangements with Multiple Element Deliverables." The EITF guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. The adoption of EITF 00-21 has required evaluation of each arrangement entered into by the Company for each sales channel. The Company will continue to monitor arrangements with its sales channels to determine if any changes in revenue recognition would need to be made in the future. The adoption of EITF 00-21 has resulted in substantially all of the activation fee revenue generated from Company-owned retail stores and associated direct costs being recognized at the time the related wireless handset is sold and is classified as equipment revenue and cost of equipment, respectively. Upon adoption of EITF 00-21, previously deferred revenues and costs will continue to be amortized over the remaining estimated life of a subscriber, not to exceed 30 months. Revenue and costs for activations at other retail locations will continue to be deferred and amortized over their estimated lives as prescribed by SAB 101. The adoption of EITF 00-21 had the effect of increasing equipment revenue by $68 thousand and increasing costs of activation by $23 thousand in 2003, which otherwise would have been deferred and amortized. The amounts of deferred revenue under SAB101 at December 31, 2003, 2002 and 2001 were $1.2 million, $1.5 million and $1.2 million, respectively. The deferred costs at December 31, 2003, 2002 and 2001 were $0.4 million, $0.7 million and $0.7 million, respectively.

The Company records its PCS service revenue net of the 8% of collected revenue that is paid to Sprint. Under the management agreement with Sprint, through December 31, 2003 Sprint is entitled to retain 8% of all collected service revenue from subscribers whose service home is in the Company's territory and 8% of the collected roaming revenue generated by non-Sprint wireless subscribers who use the Company's network. With the adoption of the new Amended Agreement, the Company will record its service revenue and receive payment from Sprint based on billed revenue, net of 8% of billed revenue retained by Sprint, customer credits, and allocated write-offs.

Stock Option Plan: To account for its fixed plan stock options, the Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25 issued in March 2000. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123."

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

                                                 2003      2002       2001
                                        ----------------------------------------
Net Income                              (in thousands, except per share amounts)
      As reported                             $32,074    $4,519    $16,372
      Pro forma                                31,889     4,307     16,115

Earnings per share, basic and diluted
      As reported, basic                      $  4.23    $ 0.60    $  2.18
      As reported, diluted                       4.22      0.60       2.17
      Pro forma, basic                           4.21      0.57       2.14
      Pro forma, diluted                         4.19      0.57       2.13

Earnings per share: Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income (loss) per share is computed by dividing the income
(loss) by the sum of the weighted average number of common shares outstanding and potential dilutive common shares determined using the treasury stock method. Because the Company reported a net loss from continuing operations in 2002, the diluted income (loss) per share is the same as basic income (loss) per share since including any potentially dilutive securities would be antidilutive to the net loss per share from continuing operations. In 2003 and 2001, all options were dilutive. There were no adjustments to net income (loss) in the computation of diluted earnings per share for any of the years presented. The following tables show the computation of basic and diluted earnings per share for 2003, 2002 and 2001:

                                                                      2003          2002          2001
                                                                  ----------------------------------------
Basic income (loss) per share                                     (in thousands, except per share amounts)
    Net income (loss) from continuing operations                    $ 9,761       $(2,893)      $ 9,694
                                                                    -----------------------------------
    Weighted average shares outstanding                               7,577         7,542         7,523
                                                                    -----------------------------------
Basic income (loss) per share - continuing operations               $  1.29       $ (0.38)      $  1.29
                                                                    ===================================

Effect of stock options outstanding:
Weighted average shares outstanding                                   7,577         7,542         7,522
Assumed exercise, at the strike price at the beginning of year          172            --           104
Assumed repurchase of options under treasury stock method              (141)           --           (78)
                                                                    -----------------------------------
Diluted weighted average shares                                       7,608         7,542         7,549
                                                                    -----------------------------------
Diluted income (loss) per share - continuing operations             $  1.28       $ (0.38)      $  1.28
                                                                    ===================================

Recently Issued Accounting Standards:

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003),"Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," (VIE), which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005, except it must be applied in the fourth quarter of 2003 for any VIE's that are considered to be special purpose entities. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company is evaluating the impact of applying FIN 46R to existing VIEs in which it has variable interests and does not believe the application will have a material impact on the Company's consolidated financial statements.

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which was effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

In December 2003, the Financial Accounting Standards Board issued FASB Statement No. 132(R). Statement No. 132(R) is a revision of Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132(R) is effective for financial statements with fiscal years ending after December 15, 2003. SFAS 132(R) requires additional disclosures including information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. The objectives of the revisions are to provide qualitative information about the items in the financial statements, quantitative information about items recognized or disclosed in the financial statements, information that enables users of financial statements to assess the effect that pension plans and other postretirement benefit plans have on entities' results of operations, and information to facilitate assessments of future earnings and cash flows. The Company has adopted this statement effective December 31, 2003 with disclosures included in Note 9.

Reclassifications: Certain amounts reported in the 2002 and 2001 financial statements have been reclassified to conform with the 2003 presentation, with no effect on net income or shareholders' equity.

Note 2. Discontinued Operations

In November 2002, the Company entered into an agreement to sell its 66% General Partner interest in the Virginia 10 RSA Limited Partnership (cellular operation) to Verizon Wireless for $37.0 million. The closing of the sale took place at the close of business on February 28, 2003. The total proceeds received were $38.7 million, including $5.0 million held in escrow, and a $1.7 million adjustment for estimated working capital at the time of closing. There was a post closing adjustment based on the actual working capital balance as of the closing date, which resulted in a $39 thousand charge for the Company. The $5.0 million escrow was established for any contingencies and indemnification issues that may arise during the two-year post-closing period and is included in deferred charges and other assets in the 2003 consolidated balance sheet. The Company's gain on the transaction was approximately $35 million. Post closing, the Company provided transition services to Verizon for a period of approximately three months, with compensation for those services being approximately $40 thousand per month during the transition period.

The assets and liabilities attributable to the cellular operation have been classified as held for sale in the consolidated balance sheets and consist of the following at December 31, 2002 and 2001:

                                                             2002          2001
                                                            --------------------
Assets                                                         (in thousands)
     Accounts receivable                                    $2,608        $2,759
     Other current assets                                      309           214
     Property, plant and equipment, (net)                    2,631         3,272
                                                            ------        ------
Total assets                                                $5,548        $6,245
                                                            ======        ======

Liabilities and minority interest
     Accounts payable and accrued expenses                  $  381        $  499
     Deferred revenue and deposits                             161           236
     Minority interest                                       1,666         1,838
                                                            ------        ------
Total liabilities and minority interest                     $2,208        $2,573
                                                            ======        ======

The operations of the cellular partnership including the minority interest have been reclassified as discontinued operations, net of taxes in the consolidated statements of income for all periods presented. Operating results and the sale of the discontinued operations are summarized as follows:

      (in thousands)                                 2003         2002         2001
                                                   ----------------------------------
      Revenues                                     $  3,056     $ 20,895     $ 20,012
      Operating expenses                                453        3,618        4,674
      Other income                                       --            3           16
                                                   --------     --------     --------
      Income before minority interest and taxes       2,603       17,280       15,354
      Minority interests                               (773)      (5,200)      (4,526)
      Sale of partnership interest                   34,973           --           --
      Income taxes                                  (14,414)      (4,668)      (4,150)
                                                   --------     --------     --------
      Net income from discontinued operations      $ 22,389     $  7,412     $  6,678
                                                   ==================================

Note 3. Securities and Investments

The Company has three classifications of investments; available for sale securities, investments carried at cost, and equity method investments. See Note 1 for specific definitions of each classification of investment. The following tables present the investments of the Company for the three-year period ended December 31, 2003:

Available-for-sale securities at December 31 consist of the following:

                                              Gross        Gross
                                           Unrealized   Unrealized
                                             Holding      Holding       Fair
                                 Cost         Gains        Losses       Value
                                ----------------------------------------------
                                               (in thousands)
             2003
      --------------------------------------------------------------------------
      Deutsche Telekom, AG      $    85      $    64      $    --      $   149
      Other                          73           --           23           50
                                ----------------------------------------------
                                $   158      $    64      $    23      $   199
                                ==============================================

             2002
      --------------------------------------------------------------------------
      Deutsche Telekom, AG      $    85      $    20      $    --      $   105
      Other                          73           --           27           46
                                ----------------------------------------------
                                $   158      $    20      $    27      $   151
                                ==============================================

             2001
      --------------------------------------------------------------------------
      VeriSign, Inc.            $11,798      $    --      $    --      $11,798
      Deutsche Telekom, AG           85           10           --           95
      Other                          74           58           --          132
                                ----------------------------------------------
                                $11,957      $    68      $    --      $12,025
                                ==============================================

During 2001, the Company liquidated its holdings of Loral Space and Communications, LTD and ITC^DeltaCom, Inc. for proceeds of $0.2 million and a realized loss of $1.4 million. Additionally, the Company sold 130,000 shares of Illuminet Holdings, Inc. (Illuminet) for proceeds of $5.3 million and a realized gain of $5.0 million. In September 2001, Illuminet notified the Company that VeriSign, Inc. (VeriSign) made an offer to acquire Illuminet. The Company received VeriSign stock valued at $13.2 million, for the Illuminet investment, and based on the fair value of the new asset received, recorded a realized gain of $12.7 million in 2001 on the transaction through net gain on investments in the other income (expense) section of the income statement. Subsequent to the close of the transaction, the VeriSign stock declined in value and the Company recognized an impairment of $1.5 million, as management viewed the decline to be other than temporary.

In 2002, the Company liquidated its holdings of VeriSign, Inc, for proceeds of $2.8 million and a realized loss of $9.0 million. The VeriSign stock was valued at $38 per share at December 31, 2001, and declined over the ensuing months to approximately $6 per share in early July 2002. The Company liquidated all of its holdings in the stock early in the third quarter 2002. The Company's original investment in VeriSign's predecessor companies was approximately $1.0 million. Total proceeds from all sales of stock in VeriSign and its predecessor companies were $8.1 million, or more than eight times the original investment.

There were no gross realized gains on available-for-sale securities included in income in 2003 or 2002, while there were $17.7 million for 2001. Gross realized losses included in income in 2003, 2002 and 2001 were $3 thousand, $9.0 million and $3.0 million, respectively.

Changes in the unrealized gains (losses) on available-for-sale securities during the years ended December 31, 2003, 2002 and 2001 reported as a separate component of shareholders' equity are as follows:

                                                                 2003         2002         2001
                                                               ----------------------------------
Available-for-sale securities:                                           (in thousands)
Beginning Balance                                              $     (7)    $     68     $  9,153
Unrealized holding gains (losses) during the year, net               48          (75)       5,615
Reclassification of recognized (gains) during the year, net          --           --      (14,700)
                                                               ----------------------------------
                                                                     41           (7)          68
Deferred tax effect related to net unrealized gains                  15           (3)          26
                                                               ----------------------------------
Ending Balance                                                 $     26     $     (4)    $     42
                                                               ==================================

As of December 31, other investments, comprised of equity securities, which do not have readily determinable fair values, consist of the following:

                                                                 2003         2002         2001
                                                               ----------------------------------
Cost method:                                                             (in thousands)
      Rural Telephone Bank                                     $    796     $    796     $    796
      NECA Services, Inc.                                           500          500          500
      CoBank                                                      1,321        1,126          768
      NTC Communications (equity method in 2003 and 2002)            --           --          500
      Other                                                         182          241          254
                                                               ----------------------------------
                                                                  2,799        2,663        2,818

Equity method:
      South Atlantic Venture Fund III L.P.                           89          263          393
      South Atlantic Private Equity Fund IV L.P.                    541          707          891
      Dolphin Communications Parallel Fund, L.P.                    184          273          441
      Dolphin Communications Fund II, L.P.                        1,290        1,024          518
      Burton Partnership                                          1,149          988          970
      NTC Communications (cost method in 2001)                      971        1,089           --
      Virginia Independent Telephone Alliance                       228          248          400
      ValleyNet                                                      17           17            7
                                                               ----------------------------------
                                                                  4,469        4,609        3,620
                                                               ----------------------------------
Total investments                                              $  7,268     $  7,272     $  6,438
                                                               ==================================

The Company's investment in CoBank increased $195 thousand in 2003 and $358 thousand in 2002, due to the ongoing patronage earned from the outstanding investment and loan balances the Company has with CoBank. For 2003 and 2002, the Company's allocated portions of losses, recorded on the investment in NTC were $118 thousand and $171 thousand, respectfully.

In 2003, the Company received distributions from its equity investments totaling $0.5 million in cash and invested $0.7 million in two equity investments, Dolphin Communications Parallel Fund, LP and Dolphin Communications Fund II, LP. These two investments recorded losses of approximately $0.4 million for the 2003 year. The Company recorded a loss from the Virginia Independent Telephone Alliance investment of $19 thousand, for 2003. The Company recorded a gain from the ValleyNet partnership of $84 thousand and received distributions of $84 thousand. Other equity investments lost an additional $0.4 million for 2003.

The Company was committed to invest an additional $1.8 million at December 31, 2003 in various equity method investees pursuant to capital calls from the fund managers. It is not practical to estimate the fair value of the other investments due to their limited market and restrictive nature of their transferability.

The Company's ownership interests in Virginia Independent Telephone Alliance and ValleyNet are approximately 22% and 20%, respectively. The Company purchases services from Virginia Independent Telephone Alliance and ValleyNet at rates comparable with other customers. The Company's ownership in NTC Communications is approximately 18%. Other equity method investees are investment limited partnerships which are approximately 2% owned each.

Note 4. Plant in Service

Plant in service consists of the following at December 31:

                                Estimated
                               Useful Lives       2003        2002        2001
                              --------------------------------------------------
                                                         (in thousands)
Land                                            $    802    $    792    $    775

Buildings and structures       15 - 40 years      30,956      28,949      20,375

Cable and wire                 15 - 50 years      51,041      49,495      45,188

Equipment and software        3 - 16.6 years     114,632     104,833      88,007
                                                --------------------------------
                                                $197,431    $184,069    $154,345
                                                ================================

Note 5. Long-Term Debt and Revolving Lines of Credit

Total debt consists of the following at December 31:

                                                         Weighted
                                                         Average
                                                      Interest Rate        2003         2002         2001
                                                      ----------------------------------------------------
                                                                                  (in thousands)
Rural Telephone Bank (RTB)             Fixed              6.02%          $ 5,599      $10,645      $11,428
Rural Utilities Service (RUS)          Fixed              5.00%              149          159          224
CoBank (term loan)                     Fixed              7.57%           37,398       41,039       44,584
RUS Development Loan                                  Interest free          200          200          200
                                                                         ---------------------------------
                                                                          43,346       52,043       56,436
Current maturities                                                         4,230        4,482        4,387
                                                                         ---------------------------------
         Total long-term debt                                            $39,116      $47,561      $52,049
                                                                         =================================

CoBank 1-year revolver               Variable         2.79% - 5.03%      $    --      $ 3,200      $ 6,200
SunTrust Bank revolver               Variable         2.05% - 2.53%      $    --      $   303      $    --
                                                                         =================================

The RTB loans are payable $67 thousand monthly including interest. RUS loans are payable $4 thousand quarterly, including interest. The RUS and RTB loan facilities have maturities through 2019. The CoBank term facility requires monthly payments of $550 thousand, including interest. The final maturity of the CoBank facility is 2013.

The CoBank revolver was a $20.0 million facility, which the Company cancelled in May 2003 due to the receipt of the cash proceeds from the sale of the Virginia 10 RSA partnership interest.

The $2.5 million SunTrust Banks revolver was cancelled in May 2003. It was replaced in August 2003 with a SunTrust Bank Revolver facility of $0.5 million, which the Company uses to fund short-term liquidity variations due to the timing of customer receipts and vendor payments for services. This facility matures May 31, 2004, and is priced at the 30-day LIBOR rate plus 1.25%. The Company has not borrowed on this facility.

Substantially all of the Company's assets serve as collateral for the long-term debt. The Company's outstanding long-term CoBank debt is $37.4 million, all of which is at fixed rates ranging from approximately 6% to 8%. The stated rate excludes patronage credits that are received from CoBank. These patronage credits are a distribution of CoBank's profits, as it is a cooperative and is required to distribute its profits to its members. During the first quarter of 2003, the Company received patronage credits of approximately 60 basis points on its outstanding CoBank debt balance. The Company accrued a similar amount in the current year, in anticipation of the early 2004 distribution of the credits by CoBank. Repayment of the CoBank long-term debt facilities requires monthly payments on the debt through September 2013. The Company is required to meet financial covenants measured at the end of each quarter, based on a trailing 12-month basis and are calculated on continuing operations. At December 31, 2003, the covenant calculations were as follows. The ratio of total debt to operating cash flow, which must be
3.5 or lower, was 1.2. The equity to total assets ratio, which must be 35% or higher, was 57.3%. The ratio of operating cash flow to scheduled debt service, which must exceed 2.0, was 4.29. The Company was in compliance with all other covenants related to its debt agreements at December 31, 2003.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2003 are as follows:

               Year                           Amount
               ----                       --------------
                                          (in thousands)
               2004                          $ 4,230
               2005                            4,372
               2006                            4,526
               2007                            4,688
               2008                            4,864
            Later years                       20,666
                                             -------
                                             $43,346
                                             =======

The estimated fair value of fixed rate debt instruments as of December 31, 2003 and 2002 was $42.6 million and $51.1 million, respectively, determined by discounting the future cash flows of each instrument at rates offered for similar debt instruments of comparable maturities as of the respective year-end dates.

All other financial instruments presented on the consolidated balance sheets approximate fair value. They include cash and cash equivalents, receivables, investments, payables, and accrued liabilities.

Note 6. Income Taxes

Total income taxes for the years ended December 31, 2003, 2002 and 2001 were allocated as follows:

                                                               2003         2002        2001
                                                             --------------------------------
                                                                       (in thousands)
Income tax provision (benefit) from continuing operations    $  5,304     $(2,109)    $ 5,811
Income taxes on discontinued operations                        14,414       4,668       4,150
Income tax from cumulative effect of an accounting change         (47)         --          --
Accumulated other comprehensive income for unrealized
   holding gains (losses) on equity securities                     18         (29)     (3,482)
                                                             --------------------------------
                                                             $ 19,689     $ 2,530     $ 6,479
                                                             ================================

The Company and its subsidiaries file income tax returns in several jurisdictions. The provision for the federal and state income taxes attributable to income (loss) from continuing operations consists of the following components:

                                                                 Years Ended December 31,
                                                             --------------------------------
                                                               2003         2002        2001
                                                             --------------------------------
                                                                       (in thousands)
     Current provision (benefit)
                Federal taxes                                $    762     $(2,076)    $(2,382)
                State taxes                                       147        (212)       (514)
                                                             --------------------------------
                Total current provision (benefit)                 909      (2,288)     (2,896)
     Deferred provision
                Federal taxes                                   4,091         592       7,330
                State taxes                                       304        (413)      1,377
                                                             --------------------------------
                Total deferred provision                        4,395         179       8,707
                                                             --------------------------------
       Income tax provision (benefit)                        $  5,304     $(2,109)    $ 5,811
                                                             ================================

A reconciliation of income taxes determined by applying the Federal and state tax rates to income (loss) from continuing operations is as follows:

                                                                         Years Ended December 31,
                                                                    ----------------------------------
                                                                      2003         2002         2001
                                                                    ----------------------------------
                                                                              (in thousands)
Computed "expected" tax expense                                     $  5,122     $ (1,701)    $  5,271
State income taxes, net of federal tax effect                            298         (460)         575
Other, net                                                              (116)          52          (35)
                                                                    ----------------------------------
         Income tax provision (benefit)                             $  5,304     $ (2,109)    $  5,811
                                                                    ==================================

Net deferred tax assets and liabilities consist of the following at December 31:

                                                                      2003         2002         2001
                                                                    ----------------------------------
Deferred tax assets:                                                          (in thousands)
      Allowance for doubtful accounts                               $    192     $    370     $    247
      Accrued compensation costs                                          --          181          149
      State net operating loss carryforwards, net of federal tax       1,569        1,425           --
      Recognized investment losses including impairments                  --          593           --
      Deferred revenues                                                  304          338          179
      AMT credits                                                         --          285           --
      Accrued pension costs                                              476          395          397
      Other, net                                                          81           23           --
                                                                    ----------------------------------
           Total gross deferred tax assets                             2,622        3,610          972
      Less valuation allowance                                          (864)        (704)          --
                                                                    ----------------------------------
           Net deferred tax assets                                     1,758        2,906          972
                                                                    ----------------------------------

Deferred tax liabilities:
      Plant-in-service                                                20,058       17,568       11,313
      Escrowed gain on sale of discontinued operations                 1,859           --           --
      Unrealized gain on investments                                      15           --           26
      Gain on investments, net                                           123           --        4,035
                                                                    ----------------------------------
           Total gross deferred tax liabilities                       22,055       17,568       15,374
                                                                    ----------------------------------
      Net deferred tax liabilities                                  $ 20,297     $ 14,662     $ 14,402
                                                                    ==================================

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it more likely than not that the Company will realize the benefits of the deductible differences that are not reserved by the valuation allowance, which increased by $160 thousand, to $864 thousand in 2003, from $704 thousand in 2002. The Company has generated net operating loss (NOL) carry forwards of approximately $25.9 million from its PCS operations in several states. The carry forwards expire at varying dates beginning in 2005.

Note 7. Significant Contractual Relationship

In 1999, the Company executed a Management Agreement (the Agreement) with Sprint whereby the Company committed to construct and operate a PCS network using CDMA air interface technology, replacing an earlier PCS network based on GSM technology. Under the Agreement, the Company is the exclusive PCS Affiliate of Sprint providing wireless mobility communications network products and services in its territory which extends from Altoona, York and Harrisburg, Pennsylvania, and south along the Interstate 81 corridor through Western Maryland, the panhandle of West Virginia, to Harrisonburg, Virginia. The Company is authorized to use the Sprint brand name in its territory, and operate its network under the Sprint radio spectrum license. As an exclusive PCS Affiliate of Sprint, the Company has the exclusive right to build, own and maintain its portion of Sprint's nationwide PCS network, in the aforementioned areas, to Sprint's specifications. The initial term of the Agreement is for 20 years and is automatically renewable for three 10-year options, unless terminated by either party under provisions outlined in the Agreement.

Under the Sprint agreements, Sprint provides the Company significant support services such as customer service, billing, collections, long distance, national network operations support, inventory logistics support, use of the Sprint brand names, national advertising, national distribution and product development. Additionally, the Company derives substantial travel revenue and incurs substantial travel expenses when Sprint and Sprint's PCS Affiliate partners' subscribers incur minutes of use in the Company's territory and when the Company's subscribers incur minutes of use in Sprint and Sprint's PCS Affiliate partners' territories. These transactions are recorded as travel revenue, network operating cost and travel cost, cost of equipment and selling and marketing expense in the Company's consolidated statements of income. Cost of service related to access to the nationwide network, including travel transactions and long distance expenses, are recorded in network operating costs. The costs of services such as billing, collections and customer service are included in selling, general and administrative costs. Cost of equipment transactions between the Company and Sprint relate to inventory purchased and subsidized costs of handsets. These costs also include transactions related to subsidized costs on handsets and commissions paid to Sprint for sales of handsets through Sprint's national distribution programs.

Historically, Sprint determined monthly service charges at the beginning of each calendar year. Sprint calculated the costs to provide these services for its network partners and required a final settlement against the charges actually paid. If the costs to provide these services were less than the amounts paid by the Sprint's network partners, Sprint issued a credit for these amounts. If the costs to provide the services were more that the amounts paid by Sprint's network partners, Sprint charged the network partners for these amounts. For the years presented, the Company recorded the actual costs, after the adjustments, which were recorded for these services provided by Sprint.

The wireless market is characterized by significant risks as a result of rapid changes in technology, increasing competition and the cost associated with the build-out and enhancement of Sprint's nationwide digital wireless network. Sprint provides back-office and other services including travel clearing-house functions to the Company. In the past, there was no prescribed formula defined in the agreements with Sprint for the calculation of the fee charged to the Company for these services. Sprint adjusted these fees at least annually. This situation changed with the execution of an amendment to the Agreement which occurred on January 31, 2004, retroactive to January 1, 2004 (the Amended Agreement). The Amended Agreement provides greater certainty to the Company for certain future expenses and revenues during the term of the agreement and simplifies the methods used to settle revenue and expenses between the Company and Sprint. The Company's PCS subsidiary is dependent upon Sprint's ability to execute certain functions such as billing, customer care, collections and other operating activities under the Company's agreements with Sprint. Due to the high degree of integration within many of the Sprint systems, and the Company's dependency on these systems, in many cases it would be difficult for the Company to perform these services in-house or to outsource the services to another provider. If Sprint was unable to perform any such service, the change could result in increased operating expenses and have an adverse impact on the Company's operating results and cash flow. Additionally, the Company's ability to attract and maintain a sufficient customer base is critical to generating positive cash flow from operations and ultimately profitability for its PCS operation. Changes in technology, increased competition, or economic conditions in the wireless industry or the economy in general, individually and/or collectively, could have an adverse effect on the Company's financial position and results of operations.

Through December 31, 2003, the Agreement provided that Sprint retains 8% of all collected service revenue from subscribers with their service home in the Company's territory, and 8% of the roaming revenue generated by non-Sprint wireless subscribers who use the Company's network. With the adoption of the new Amended Agreement, the Company will record its service revenue and receive payment from Sprint based on billed revenue, net of the 8% of billed revenue retained by Sprint, customer credits and allocated writeoffs.

The Company receives and pays travel fees for inter-market usage of the network by Sprint wireless subscribers not homed in a market in which they may use the service. Sprint and its PCS Affiliates pay the Company for the use of its network by their wireless subscribers, while the Company pays Sprint and its PCS Affiliates reciprocal fees for Company subscribers using other segments of the network not operated by the Company. The rates paid on inter-market travel were reduced during 2001. The inter-market travel rate was $0.20 per minute from inception of the Sprint agreement through April 30, 2001, $0.15 per minute from May 1, 2001 through September 30, 2001, and $0.12 per minute from October 1, 2001 through December 31, 2001. The rate was further reduced to $0.10 per minute as of January 1, 2002. The $0.10 rate was in effect for the full year of 2002. The travel rate for 2003 was $0.058 per minute and will remain at this rate through December 31, 2006.

As part of the Amended Agreement signed January 30, 2004, the Company and Sprint resolved several outstanding issues. The result of the resolution of these disputes was a favorable adjustment to operating income of $0.7 million for the settlement of a dispute related to inter-market travel revenue generated by certain other Affiliate subscribers traveling in the Company's market, and a reduction to previously billed disputed software maintenance fees from a re-allocation of the fees from Sprint on a per subscriber basis versus the prior allocation which was on a per switch basis.

The Sprint Agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements. The Company was in compliance in all-material respects with these requirements as of December 31, 2003.

Going forward, the adoption of the Amended Agreement will allow the Company to better project the fees it will pay to Sprint for its cash cost per user (CCPU) per month related to certain billing, customer services and other service costs, and certain defined costs per gross add (CPGA). The CCPU charge from Sprint is fixed at $7.70 per subscriber through the end of 2006, and certain defined CPGA are the lower of $25.00 or 6.3% of Sprint's published CPGA figure.

Note 8. Related Party Transactions

ValleyNet, an equity method investee of the Company, resells capacity on the Company's fiber network under an operating lease agreement. Facility lease revenue from ValleyNet was approximately $3.1 million, $3.5 million and $4.1 million in 2003, 2002 and 2001, respectively. At December 31, 2003, 2002 and 2001, the Company had accounts receivable from ValleyNet of approximately $0.4 million, $0.4 million and $0.4 million, respectively. The Company's PCS operating subsidiary leases capacity through ValleyNet fiber facilities. Payment for usage of these facilities was $0.8 million in 2003, and $1.2 million in 2002 and 2001.

Virginia Independent Telephone Alliance, (VITAL), another equity method investee of the Company, provides SS7 signaling services to the Company. These transactions are recorded as expense on the Company's books and were less than $30 thousand in each of the 2003, 2002 and 2001.

Note 9. Retirement Plans

The Company maintains a noncontributory defined benefit pension plan and a separate defined contribution plan. The following table presents the defined benefit plan's funded status and amounts recognized in the Company's consolidated balance sheets.

                                                2003         2002        2001
                                              --------------------------------
Change in benefit obligation:                           (in thousands)
  Benefit obligation, beginning               $  9,585     $ 8,538     $ 6,847
      Service cost                                 486         420         313
      Interest cost                                615         591         507
      Actuarial (gain) loss                      1,211         252       1,054
      Benefits paid                               (247)       (216)       (183)
                                              --------------------------------
  Benefit obligation, ending                    11,650       9,585       8,538
                                              --------------------------------

Change in plan assets:
  Fair value of plan assets, beginning           6,705       7,375       8,081
      Actual return on plan assets                 948        (794)       (523)
      Benefits paid                               (247)       (216)       (183)

      Contributions made                           447         340          --
                                              --------------------------------
  Fair value of plan assets, ending              7,853       6,705       7,375
                                              --------------------------------

Funded status                                   (3,797)     (2,880)     (1,163)
Unrecognized net (gain) loss                     2,229       1,505        (124)
Unrecognized prior service cost                    252         283         315
Unrecognized net transition asset                   (9)        (38)        (67)
                                              --------------------------------
Accrued benefit cost                          $ (1,325)    $(1,130)    $(1,039)
                                              ================================

Components of net periodic benefit costs:
      Service cost                            $    486     $   420     $   313
      Interest cost                                615         591         507
      Expected return on plan assets              (494)       (582)       (640)
      Amortization of prior service costs           31          31          31
      Amortization of net gain                      32          --        (102)
      Amortization of net transition asset         (29)        (29)        (29)
                                              --------------------------------
Net periodic benefit cost                     $    641     $   431     $    80
                                              ================================

The accumulated benefit obligation for the qualified retirement plan was $7,872, $6,551 and $5,399 at December 31, 2003, 2002 and 2001, respectively.

Weighted average assumptions used by the Company in the determination of benefit obligations at December 31, 2003, 2002 and 2001 were as follows:

                                                    2003       2002       2001
                                                    --------------------------
Discount rate                                       6.00%      6.50%      7.00%
Rate of increase in compensation levels             4.50%      4.50%      5.00%

Weighted average assumptions used by the Company in the determination of net pension cost for the years ended December 31, 2003, 2002, and 2001 were as follows:

                                                    2003       2002       2001
                                                    --------------------------
Discount Rate                                       6.50%      7.00%      7.50%
Rate of increase in compensation level              4.50%      5.00%      5.00%
Expected long-term rate of return on plan assets    7.50%      8.00%      8.00%

The Company's pension plan asset allocations based on market value at December 31, 2003 and 2002, by asset category were as follows:

      Asset Category                                    2003        2002
                                                        -----------------
      Equity securities                                  69.8%       62.9%
      Debt securities                                    26.6%       32.2%
      Cash and cash equivalents                           3.6%        4.9%
                                                        -----------------
                                                        100.0%      100.0%
                                                        =================

Investment Policy

The investment policy of the Company's Pension Plan is for assets to be invested in a manner consistent with the fiduciary standards of ERISA. More specifically, the investment focus is to preserve capital which includes inflationary protection as well as protection of the principal amounts contributed to the Plan. Of lesser importance is the consistency of growth, which will tend to minimize the annual fluctuations in the normal cost. It is anticipated that growth of the fund will result from both capital appreciation and the re-investment of current income.

Contributions

The Company expects to contribute $0.5 million to the noncontributory defined benefit plan in 2004, and contributed $0.4 million in 2003, and $0.3 million in 2002.

The Company's matching contributions to the defined contribution plan were approximately $228 thousand, $210 thousand and $182 thousand for the years ended December 31, 2003, 2002 and 2001, respectively.

In May 2003, the Company adopted an unfunded nonqualified supplemental executive retirement plan for named executives. The plan was established to provide retirement benefits in addition to those provided under the Retirement Plan that covers all employees. The following table presents the actuarial information for the plan.

                                                                       2003
                                                                  -------------
Change in benefit obligation:                                     (in thousands)
  Benefit obligation, beginning                                       $  --
      Service cost                                                       22
      Interest cost                                                      23
      Actuarial loss                                                    278
      Plan adoption                                                     546
                                                                      -----
  Benefit obligation, ending                                            869
                                                                      -----

Funded status                                                          (869)
Unrecognized net loss                                                   278
Additional minimum liability                                           (380)
Intangible asset                                                        380
Unrecognized prior service cost                                         521
                                                                      -----
Accrued benefit cost                                                    (70)
                                                                      -----

Components of net periodic benefit costs:
      Service cost                                                    $  22
      Interest cost                                                      23
      Amortization of prior service costs                                25
                                                                      -----
Net periodic benefit cost                                             $  70
                                                                      =====

Assumptions used by the Company in the determination of the Supplemental Retirement Plan information consisted of the following at December 31, 2003:

                                                                       2003
                                                                       ----
Discount rate                                                          6.00%
Rate of increase in compensation levels                                4.50%

Note 10. Stock Incentive Plan

The Company has a shareholder approved Company Stock Incentive Plan (the "Plan"), providing for the grant of incentive compensation to essentially all employees in the form of stock options. The Plan authorizes grants of options to purchase up to 480,000 shares of common stock over a ten-year period beginning in 1996. The option price for all grants has been at the current market price at the time of the grant. The grants have generally provided that one-half of the options exercisable on each of the first and second anniversaries of the date of grant, with the options expiring five years after they are granted. In 2003, the Company issued grants where the options are vested over a five-year period beginning on the third anniversary date of the grant of the options. The participant may exercise 20% of the total grant after each anniversary date through the eighth year, with the options expiring after ten years.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                     2003              2002          2001
                               -------------------------------------------
Dividend rate                   1.68% to 2.35%         1.52%         1.78%
Risk-free interest rate         3.00% to 3.18%         4.24%         4.31%
Expected lives of options       5 to 10 years        5 years       5 years
Price volatility               38.83% to 51.02%       30.03%        38.29%

A summary of the status of the Plan at December 31, 2003, 2002 and 2001 and changes during the years ended on those dates is as follows:

                                                         Weighted
                                                       Average Grant        Fair Value
                                         Shares       Price Per Share       Per Share
                                        -----------------------------------------------
Outstanding January 1, 2001             117,122           $12.50

      Granted                            39,938            15.79              $5.51
      Cancelled                          (6,580)           14.86
      Exercised                         (12,426)           10.72
                                        -------
Outstanding December 31, 2001           138,054            13.51

      Granted                            47,646            17.59              4.08
      Cancelled                         (19,758)           13.95
      Exercised                         (16,238)           11.27
                                        -------
Outstanding December 31, 2002           149,704            14.99

      Granted                            75,396            18.89          4.24 to 11.37
      Cancelled                         (11,892)           16.62
      Exercised                         (40,988)           11.89
                                        -------
Outstanding December 31, 2003           172,220
                                        =======

There were 85,670, 91,658 and 83,114 shares exercisable at December 31, 2003, 2002 and 2001, at weighted average exercise prices per share of, $15.94, $13.70, and $11.71, respectively. During 2002, the Company issued 4,654 shares of Company stock to employees valued at $100 thousand in recognition of the Company's 100th year anniversary. The following table summarizes information about stock options outstanding at December 31, 2003:

                   Exercise         Shares         Option Life         Shares
                    Prices       Outstanding        Remaining        Exercisable
                 ---------------------------------------------------------------
      1999       $       9.97        9,700           1 year             9,700
      2000              17.19       25,900           2 years           25,900
      2001              15.79       31,626           3 years           31,626
      2002              17.59       36,888           4 years           18,444
      2003        17.98-22.01       68,106        5 to 10 years            --

Note 11. Major Customers

The Company has one major customer and relationship that is a significant source of revenue. In 2003, as during the past number of years, the Company's relationship with Sprint continued to increase, due to growth in the PCS business segment. Approximately 61.2% of total revenues in 2003 were generated by or through Sprint and its customers using the Company's portion of Sprint's nationwide PCS network. This was compared to 57.6% in 2002, and 47.1% of total revenue in 2001. No other customer relationship on a stand-alone basis generates more than 2.5% of the Company's total revenue for 2003, 2002 and 2001.

Note 12. Shareholder Rights

The Board of Directors adopted a Shareholder Rights Plan in 1998, whereby, under certain circumstances, holders of each right (granted in 1998 at one right per share of outstanding stock) will be entitled to purchase $80 worth of the Company's common stock for $40. The rights are neither exercisable nor traded separately from the Company's common stock. The rights are only exercisable if a person or group becomes or attempts to become, the beneficial owner of 15% or more of the Company's common stock. Under the terms of the Plan, such a person or group is not entitled to the benefits of the rights.

Note 13. Lease Commitments

The Company leases land, buildings and tower space under various non-cancelable agreements, which expire between 2004 and 2043 and require various minimum annual rental payments. The leases generally contain certain renewal options for periods ranging from 5 to 20 years.

Future minimum lease payments under non-cancelable operating leases with initial variable lease terms in excess of one year as of December 31, 2003 are as follows:

                    Year Ending           Amount
                  ----------------------------------
                                      (in thousands)
                        2004             $ 3,216
                        2005               2,544
                        2006               2,072
                        2007               1,327
                        2008                 902
                  2009 and beyond          2,531
                                         -------
                                         $12,592
                                         =======

The Company's total rent expense from continuing operations for each of the previous three years was $4.4 million in 2003, $3.4 million in 2002, and $2.4 million in 2001.

As lessor, the Company has leased buildings, tower space and telecommunications equipment to other entities under various non-cancelable agreements, which require various minimum annual payments. The total minimum rental receipts at December 31, 2003 are as follows:

                    Year Ending           Amount
                  ----------------------------------
                                      (in thousands)
                        2004             $ 2,988
                        2005               2,759
                        2006               1,563
                        2007               1,126
                        2008                 448
                  2009 and beyond            448
                                         -------
                                         $ 9,332
                                         =======

Note 14. Segment Reporting

The Company, as a holding company with various operating subsidiaries, has identified ten reporting segments based on the products and services each provides. Each segment is managed and evaluated separately because of differing technologies and marketing strategies.

The reporting segments and the nature of their activities are as follows:

Shenandoah Telecommunications Company (Holding)        Holding company, which invests in both affiliated
                                                       and non-affiliated companies.

Shenandoah Telephone Company (Telephone)               Provides both regulated and unregulated telephone
                                                       services and leases fiber optic facilities
                                                       primarily throughout the Northern Shenandoah
                                                       Valley.

Shenandoah Cable Television Company (CATV)             Provides cable television service in Shenandoah
                                                       County.

ShenTel Service Company (ShenTel)                      Provides Internet access to a multi-state region
                                                       surrounding the Northern Shenandoah Valley, hosts
                                                       Travel 511 for Virginia, and sells and services
                                                       telecommunication equipment.

Shenandoah Valley Leasing Company (Leasing)            Finances purchases of telecommunications equipment
                                                       to customers of other segments.

Shenandoah Mobile Company (Mobile)                     Provides tower rental space in the Company's PCS
                                                       markets and paging services throughout the
                                                       Northern Shenandoah Valley.

Shenandoah Long Distance Company (Long Distance)       Provides long distance services.

Shenandoah Network Company (Network)                   Leases interstate fiber optic facilities.

ShenTel Communications Company (Shen Comm)             Provides DSL services as a CLEC operation.

Shenandoah Personal Communications Company (PCS)       As a PCS Affiliate of Sprint, provides digital
                                                       wireless service to a portion of a four-state area
                                                       covering the region from Harrisburg, York and
                                                       Altoona, Pennsylvania, to Harrisonburg, Virginia.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Each segment accounts for inter-segment sales and transfers as if the sales or transfers were to outside parties.

Income (loss) recognized from equity method nonaffiliated investees by segment is as follows:

                                                  Consolidated
            Year        Holding       Telephone      Totals
            --------------------------------------------------
                            (in thousands)
            2003        $  (441)        $ 65        $  (376)
            2002           (822)          45           (777)
            2001         (1,218)         104         (1,114)

Selected financial data for each segment is as follows:

                                                            Holding       Telco       CATV      ShenTel   Leasing
                                                           ----------------------------------------------------
Operating revenues - external:                                                   (in thousands)
      2003                                                 $      --    $ 22,729    $  4,433    $ 6,897    $ 14
      2002                                                        --      22,461       4,358      6,312      20
      2001                                                        --      21,599       3,810      5,078      25
                                                           ====================================================

Operating revenues - internal:
      2003                                                 $      --    $  3,062    $     24    $   307    $ --
      2002                                                        --       2,888           5        349      --
      2001                                                        --       2,532           2        362      --
                                                           ====================================================

Depreciation and amortization:
      2003                                                 $     196    $  4,279    $    777    $   410    $ --
      2002                                                       196       3,798         718        414      --
      2001                                                       196       3,609       1,354        472      --
                                                           ====================================================

Operating income (loss):
      2003                                                 $    (726)   $ 11,927    $    890    $ 1,469    $  4
      2002                                                      (555)     11,908       1,145        776      11
      2001                                                      (504)     12,321          54        168      10
                                                           ====================================================

Non-operating income less expenses:
      2003                                                 $   4,275    $   (151)   $    (31)   $     9    $  1
      2002                                                     4,966        (474)        (23)       (93)      1
      2001                                                     3,804         646        (184)       (36)      1
                                                           ====================================================

Interest expense:
      2003                                                 $   3,070    $    443    $    514    $   171    $ --
      2002                                                     3,540         662         583        165      --
      2001                                                     2,664       1,428         690        237      --
                                                           ====================================================

Income tax expense (benefit) from continuing operations:
      2003                                                 $      29    $  4,268    $    146    $   501    $  2
      2002                                                    (3,363)      3,237         198        191       5
      2001                                                     5,117       4,373        (312)       (32)      4
                                                           ====================================================

Income (loss) from continuing operations:
      2003                                                 $       7    $  7,064    $    200    $   805    $  3
      2002                                                    (5,771)      7,536         341        327       8
      2001                                                     8,463       7,167        (509)       (73)      7
                                                           ====================================================

Income from discontinued operations, net of taxes:
      2003                                                 $      --    $     12    $     --    $    --    $ --
      2002                                                        --          72           2         --      --
      2001                                                        --          72           2         --      --
                                                           ====================================================

Net income (loss) including cumulative effect
      2003                                                 $       7    $  7,076    $    200    $   805    $  3
      2002                                                    (5,771)      7,608         343        327       8
      2001                                                     8,463       7,239        (507)       (73)      7
                                                           ====================================================

Total assets:
      2003                                                 $ 141,658    $ 57,533    $ 10,340    $ 6,721    $188
      2002                                                   112,765      59,554      10,961      6,255     187
      2001                                                   114,280      56,090      11,480      5,373     254
                                                           ====================================================

                                                                             Long                    Shen
                                                              Mobile       Distance      Network     Comm
                                                             ---------------------------------------------
Operating revenues - external:

       2003                                                  $  2,840      $ 1,116      $   744      $  56
       2002                                                     2,399        1,101          835         20
       2001                                                     2,112        1,114          963         --
                                                             =============================================

Operating revenues - internal:
       2003                                                  $  1,238      $   228      $   151      $  --
       2002                                                     1,661          643          110         --
       2001                                                       535          679          109         --
                                                             =============================================

Depreciation and amortization:
       2003                                                  $    599      $    --      $   124      $  --
       2002                                                       581           --          158         --
       2001                                                       527           --          114         --
                                                             =============================================

Operating income (loss):
       2003                                                  $  1,347      $   407      $   624      $ (23)
       2002                                                     1,224          695          641        (49)
       2001                                                       (65)         585          823         --
                                                             =============================================

Non-operating income less expenses:
       2003                                                  $    (13)     $     4      $     4      $   1
       2002                                                         5            4           10          8
       2001                                                        92            2           --         --
                                                             =============================================

Interest expense:
       2003                                                  $     26      $    --      $    --      $  --
       2002                                                         6           --           --         --
       2001                                                        87           --           --         --
                                                             =============================================

Income tax expense (benefit) from continuing operations:
       2003                                                  $    377      $   157      $   242      $  (7)
       2002                                                       790          259          249        (15)
       2001                                                      (514)         223          313         --
                                                             =============================================

Income (loss) from continuing operations:
       2003                                                  $    724      $   255      $   386      $ (14)
       2002                                                      (734)         441          401        (26)
       2001                                                      (746)         364          511         --
                                                             =============================================

Income from discontinued operations, net of taxes:
       2003                                                  $ 22,389      $    --      $    --      $  --
       2002                                                     7,468           --           --         --
       2001                                                     6,734           --           --         --
                                                             =============================================

Net income (loss) including cumulative effect
       2003                                                  $ 23,037      $   255      $   386      $ (14)
       2002                                                     6,734          441          401        (26)
       2001                                                     5,988          364          511         --
                                                             =============================================

Total assets:
       2003                                                  $ 18,396      $   808      $  1557      $  78
       2002                                                    17,482          343        1,084        115
       2001                                                    17,981          176        1,109        100
                                                             =============================================

                                                                            Combined     Eliminating    Consolidated
                                                                PCS          Totals        Entries          Totals
                                                             -------------------------------------------------------
Operating revenues - external:

      2003                                                   $ 67,032      $ 105,861      $      --      $ 105,861
      2002                                                     55,468         92,974             --         92,974
      2001                                                     34,021         68,722             --         68,722
                                                             =====================================================

Operating revenues - internal:
      2003                                                   $      1      $   5,011      $  (5,011)     $      --
      2002                                                         --          5,656         (5,656)            --
      2001                                                         --          4,219         (4,219)            --
                                                             =====================================================

Depreciation and amortization:
      2003                                                   $ 10,246      $  16,631      $      --      $  16,631
      2002                                                      8,617         14,482             --         14,482
      2001                                                      4,991         11,263             --         11,263
                                                             =====================================================

Operating income (loss):
      2003                                                   $  2,916      $  18,835      $    (207)     $  18,628
      2002                                                     (5,294)        10,502         (1,164)         9,338
      2001                                                     (5,769)         7,620         (1,196)         6,424
                                                             =====================================================

Non-operating income less expenses:
      2003                                                   $    (76)     $   4,023      $  (3,633)     $     390
      2002                                                        (91)         4,313         (4,454)          (141)
      2001                                                         50          4,391         (4,110)           265
                                                             =====================================================

Interest expense:
      2003                                                   $  2,920      $   7,144      $  (3,634)     $   3,510
      2002                                                      3,693          8,649         (4,454)         4,195
      2001                                                      3,131          8,237         (4,110)         4,127
                                                             =====================================================

Income tax expense (benefit) from continuing operations:
      2003                                                   $   (411)     $   5,304      $      --      $   5,304
      2002                                                     (3,660)        (2,109)            --         (2,109)
      2001                                                     (3,361)         5,811             --          5,811
                                                             =====================================================

Income (loss) from continuing operations:
      2003                                                   $    331      $   9,761      $      --      $   9,761
      2002                                                     (5,416)        (2,893)            --         (2,893)
      2001                                                     (5,490)         9,694             --          9,694
                                                             =====================================================

Income from discontinued operations, net of taxes:
      2003                                                   $     --      $  22,401      $     (12)     $  22,389
      2002                                                         --          7,542           (130)         7,412
      2001                                                         --          6,808           (130)         6,678
                                                             =====================================================

Net income (loss) including cumulative effect
      2003                                                   $    331      $  32,086      $     (12)     $  32,074
      2002                                                     (5,416)         4,649           (130)         4,519
      2001                                                     (5,490)        16,502           (130)        16,372
                                                             =====================================================

Total assets:
      2003                                                   $ 68,773      $ 306,052      $(120,688)     $ 185,364
      2002                                                     71,256        280,002       (115,998)       164,004
      2001                                                     62,661        269,504       (102,132)       167,372
                                                             =====================================================

Note 15. Quarterly Results (unaudited)

The following table shows selected quarterly results for the Company. (in thousands except for per share data)

For the year ended December 31, 2003      First        Second         Third        Fourth         Total
                                        -----------------------------------------------------------------
Revenues                                $ 24,947      $ 24,844      $ 27,582      $ 28,488      $ 105,861
Operating income                           4,150         2,402         4,976         7,100         18,628
Income from
 Continuing operations                     1,931         1,044         2,717         4,069          9,761
Income from discontinued
   operations, net of taxes               22,628            --           (23)         (216)        22,389
Cumulative effect of change in
   accounting                                (76)           --            --            --            (76)
Net income (a)                          $ 24,483      $  1,044      $  2,694      $  3,853      $  32,074

Income (loss) per share -
   Continuing operations-diluted            0.26          0.14          0.36          0.53           1.28
   Discontinued operations -diluted         2.98            --            --         (0.03)          2.94

Cumulative effect of change in
   accounting - diluted                    (0.01)           --            --            --          (0.01)

Net income per share - basic            $   3.24      $   0.14      $   0.36      $   0.51      $    4.23
Net income per share - diluted              3.23          0.14          0.35          0.50           4.22

For the year ended December 31, 2002      First        Second         Third        Fourth         Total
                                        -----------------------------------------------------------------
Revenues                                $ 20,697      $ 22,186      $ 24,631      $ 25,460      $  92,974
Operating income                           2,316         2,617         2,371         2,034          9,338
Income (loss) from
 Continuing operations                       370        (3,984)          383           338         (2,893)
Income from Discontinued
   operations, net of taxes                1,786         1,870         1,841         1,915          7,412
Net income (b)                          $  2,156      $ (2,114)     $  2,224      $  2,253      $   4,519

Income (loss) per share -
   Continuing operations -diluted       $   0.05      $  (0.53)     $   0.05      $   0.04      $   (0.38)
   Discontinued operations -diluted         0.24          0.25          0.24          0.25           0.98

Net income per share - basic            $   0.29      $  (0.28)     $   0.29      $   0.30      $    0.60
Net income per share - diluted              0.29         (0.28)         0.29          0.30           0.60

(a) Fourth quarter results of 2003 include favorable adjustments to revenue and expenses totaling $2.5 million, related to true-ups of management's estimates and settlements of disputes with Sprint and a $0.4 million benefit related to a change in vacation benefit accrual for employees.

(b) Second quarter results of 2002 include the loss of $4.9 million, net of tax effects on the other than temporary write-down of the VeriSign stock.

Per share earnings may not add to the full year values as each per share calculation stands on its own.

Exhibits Index

Exhibit
Number      Exhibit Description
-------------------------------

3.1 Amended and Restated Articles of Incorporation of Shenandoah Telecommunications Company filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-21733) and incorporated herein by reference.

*3.2        Shenandoah Telecommunications Company Bylaws as amended.

10.1        Shenandoah Telecommunications Company Stock Incentive Plan filed as
            Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-21733) and incorporated herein by reference.

10.2 Shenandoah Telecommunications Company Dividend Reinvestment Plan filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3D (No. 333-74297) and incorporated herein by reference.

*10.3 Settlement Agreement and Mutual Release dated as of January 30, 2004 by and among Sprint Spectrum L.P., Sprint Communications Company L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P. and Shenandoah Personal Communications Company and Shenandoah Telecommunications Company, dated January 30, 2004.

*10.4 Sprint PCS Management Agreement dated as of November 5, 1999 by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company.

*10.5 Sprint PCS Services Agreement dated as of November 5, 1999 by and between Sprint Spectrum L.P. and Shenandoah Personal Communications Company.

*10.6 Sprint Trademark and Service Mark License Agreement dated as of November 5, 1999 by and between Sprint Communications Company, L.P. and Shenandoah Personal Communications Company.

*10.7 Sprint Spectrum Trademark and Service Mark License Agreement dated as of November 5, 1999 by and between Sprint Spectrum L.P. and Shenandoah Personal Communications Company.

*10.8 Addendum I to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company.

*10.9 Asset Purchase Agreement dated November 5, 1999 by and among Sprint Spectrum L.P., Sprint Spectrum Equipment Company, L. P., Sprint Spectrum Realty Company, L.P., and Shenandoah Personal Communications Company, serving as Exhibit A to Addendum I to the Sprint PCS Management Agreement and as Exhibit 2.6 to the Sprint PCS Management Agreement.

*10.10 Addendum II dated August 31, 2000 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company.

*10.11 Addendum III dated September 26, 2001 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company.

*10.12 Addendum IV dated May 22, 2003 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company.

*10.13 Addendum V dated January 30, 2004 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company.

*10.14      Executive Supplemental Retirement Plan.

*21         List of Subsidiaries.

*23.1       Consent of KPMG LLP, Independent Accountants.

*31.1 Certification of President and Chief Executive Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*31.2 Certification of Executive Vice President and Chief Financial Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*32 Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. ss.1350.

----------
*     Filed herewith.