Form 10-Q
period 2004-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2004-05-07
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

 For the transition period from __________________ to________________________

                         Commission File Number: 0-9881

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)

             Virginia                                     54-1162807
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                   Identification  Number)

124 South Main Street, Edinburg, Virginia                    22824
(Address of principal executive offices)                   (Zip code)

                                 (540) 984-4141
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES |_| NO

Indicate by check mark whether the registration is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |X| YES |_| NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at April 23, 2004
          -----                                   -----------------------------
Common Stock, No Par Value                               7,604,715 Shares

         SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARY COMPANIES
                                      INDEX

                                                                          Page
                                                                         Numbers
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets
             March 31, 2004 and December 31, 2003                            3-4

         Unaudited Condensed Consolidated Statements of Income for the
             Three Months Ended March 31, 2004 and 2003                        5

         Unaudited Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2004 and 2003                        6

         Unaudited Condensed Consolidated Statements of
             Shareholders' Equity and Comprehensive Income
             for the Three Months Ended March 31, 2004 and the
             Year Ended December 31, 2003                                      7

         Notes to Unaudited Condensed Consolidated
             Financial Statements                                           8-11

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 12-25

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           26

Item 4.  Controls and Procedures                                           27-28

PART II. OTHER INFORMATION

Item 5.  Other Information                                                    28

Item 6.  Exhibits and Reports on Form 8-K                                     28

         Signatures                                                           29

         Exhibit Index                                                        30

         Exhibit 31                                                        31-32

         Exhibit 32                                                           33

Item 1. FINANCIAL STATEMENTS

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

Assets                                              March 31, 2004    December 31, 2003
                                                    --------------    -----------------
Current Assets
  Cash and cash equivalents                             $ 33,138           $ 28,696
  Accounts receivable, net                                 6,974              6,488
  Income tax receivable                                      576              1,526
  Materials and supplies                                   1,859              2,062
  Prepaid expenses and other (Note 10)                     7,175              1,669
  Deferred income taxes                                      400                522
                                                        --------           --------
Total current assets                                      50,122             40,963

Securities and investments
  Available-for-sale securities                              201                199
  Other investments                                        7,263              7,268
                                                        --------           --------
Total securities and investments                           7,464              7,467

Property, plant and equipment, net                       124,879            127,686

Other Assets
  Cost in excess of net assets of business
   acquired                                                5,105              5,105
  Deferred charges and other assets, net                   1,048                999
  Escrow account (Note 10)                                    --              5,000
                                                        --------           --------
                                                           6,153             11,104
  Accumulated amortization                                 1,860              1,856
                                                        --------           --------
Net other assets                                           4,293              9,248
                                                        --------           --------
Total Assets                                            $186,758           $185,364
                                                        ========           ========

                                   (continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)

Liabilities and Shareholders' Equity                     March 31, 2004      December 31, 2003
                                                         --------------      -----------------
Current Liabilities
  Current maturities of long-term debt                    $      4,257          $      4,230
  Accounts payable                                               5,004                 4,729
  Advance billings and deposits                                  3,332                 3,326
  Other current liabilities                                      2,953                 3,511
                                                          ------------          ------------
Total current liabilities                                       15,546                15,796

Long-term debt, less current maturities                         38,044                39,116

Other Liabilities
  Deferred income taxes                                         20,719                20,819
  Pension and other                                              3,777                 3,425
                                                          ------------          ------------
Total other liabilities                                         24,496                24,244

Shareholders' Equity
  Common stock                                                   5,882                 5,733
  Retained earnings                                            102,762               100,449
  Accumulated other comprehensive income                            28                    26
                                                          ------------          ------------
Total shareholders' equity                                     108,672               106,208

                                                          ------------          ------------
Total Liabilities and Shareholders' Equity                $    186,758          $    185,364
                                                          ============          ============

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                        Three months ended
(in thousands, except per share data)                                        March 31,
                                                                       2004             2003
                                                                  -------------------------------
Operating Revenues
  Wireless                                                        $     18,953       $     15,634
  Wireline                                                               7,149              7,639
  Other revenues                                                         1,707              1,674
                                                                  -------------------------------
  Total revenues                                                        27,809             24,947

Operating Expenses
  Cost of goods and services                                             2,987              2,328
  Network operating costs                                                8,314              8,007
  Depreciation and amortization                                          4,337              4,021
  Selling, general and administrative                                    7,887              6,441
                                                                  -------------------------------
Total operating expense                                                 23,525             20,797
                                                                  -------------------------------
Operating Income                                                         4,284              4,150

Other Income (expense):
    Non-operating income, net                                              224                204
    Loss on investments, net                                               (18)              (328)
    Interest expense                                                      (797)              (954)
                                                                  -------------------------------
Income before income taxes, discontinued
    operations and cumulative effect of change in accounting             3,693              3,072
Income tax provision                                                    (1,380)            (1,141)
                                                                  -------------------------------
Income from continuing operations                                        2,313              1,931

Income from discontinued operations, net of
    income taxes                                                            --             22,628
Cumulative effect of a change in accounting,
   net of income taxes                                                      --                (76)
                                                                  -------------------------------
Net income                                                        $      2,313       $     24,483
                                                                  ===============================

Net income per share, basic
     Continuing operations                                        $       0.30       $       0.26
     Discontinued operations, net of income taxes                           --               2.99
     Cumulative effect of a change in accounting,
          net of income taxes                                               --              (0.01)
                                                                  -------------------------------
 Total net income per share, basic                                $       0.30       $       3.24
                                                                  ===============================

Net income per share, diluted
     Continuing operations                                        $       0.30       $       0.26
     Discontinued operations, net of income taxes                           --               2.98
     Cumulative effect of a change in accounting,
          net of income taxes                                               --              (0.01)
                                                                  -------------------------------
 Total net income per share, diluted                              $       0.30       $       3.23
                                                                  ===============================

Weighted average shares outstanding, basic                               7,600              7,565
                                                                  ===============================
Weighted average shares, diluted                                         7,646              7,577
                                                                  ===============================

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                  Three months ended
                                                                       March 31,
                                                                 2004              2003
                                                            -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income from continuing operations                         $      2,313       $      1,931
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                  4,334              4,019
     Amortization                                                      3                  2
   Deferred income taxes                                              22              1,554
   Gain on investments                                                --                (83)
   (Income) loss from patronage and equity investments               (34)               292
   Loss on disposal of equipment                                      79                 20
   Other                                                             303                 99
  Changes in current assets and liabilities:
   (Increase) decrease in:
        Accounts receivable                                         (486)             1,453
        Materials and supplies                                       203                 65
   Increase (decrease) in:
        Accounts payable                                             275                231
        Other prepaids, deferrals and accruals                      (108)               138
                                                            -------------------------------
Net cash provided by operating activities                          6,904              9,721

Cash Flows from Investing Activities
  Purchases of property, plant and equipment                      (1,621)            (2,027)
  Purchases of other investments                                     (56)              (177)
  Proceeds from investment activities                                 96                151
  Proceeds from disposal of assets                                    15                 --
                                                            -------------------------------
Net cash used in investing activities                             (1,566)            (2,053)

Cash Flows from Financing Activities
  Payments on long-term debt and revolving loan                   (1,045)            (8,337)
  Proceeds from issuance of common stock upon
    exercise of stock options                                        149                226
                                                            -------------------------------
Net cash used in financing activities                               (896)            (8,111)
                                                            -------------------------------
Net cash provided by (used in) continuing operations               4,442               (443)

Net cash provided by discontinued operations                          --             34,522
                                                            -------------------------------
Net increase in cash and cash equivalents                          4,442             34,079

Cash and Cash Equivalents
  Beginning                                                       28,696              2,209
                                                            -------------------------------
  Ending                                                    $     33,138       $     36,288
                                                            ===============================
Cash paid for:

         Interest paid                                      $        799       $        962
         Income taxes (net of refunds)                      $        410       $        121

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands)

                                                                                          Accumulated
                                                                                             Other
                                                                Common        Retained   Comprehensive
                                                  Shares         Stock        Earnings    Income (Loss)      Total
                                                  -----------------------------------------------------------------
Balance, December 31, 2002                         7,552       $  5,246       $ 71,335      $     (4)      $ 76,577

  Comprehensive income:
   Net income                                         --             --         32,074            --         32,074
   Net unrealized change in
      securities available-for-sale,
      net of tax of $(18)                             --             --             --            30             30
                                                                                                           --------
        Total comprehensive income                                                                           32,104

 Dividends declared ($0.39 per share)                                           (2,960)                      (2,960)
  Common stock issued through the
      exercise of stock options
      and stock grants                                41            487             --            --            487
                                                  -----------------------------------------------------------------
Balance, December 31, 2003                         7,593       $  5,733       $100,449      $     26       $106,208

(unaudited)
Comprehensive income:
   Net income                                         --             --          2,313                        2,313
   Net unrealized change in securities
      available-for-sale, net of tax                  --             --                            2              2
                                                                                                           --------
        Total comprehensive income                                                                            2,315

Common stock issued through the
      exercise of stock options                       11            149                           --            149
                                                  -----------------------------------------------------------------
Balance, March 31, 2004                            7,604       $  5,882       $102,762      $     28       $108,672
                                                  =================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The interim condensed consolidated financial statements of Shenandoah Telecommunications Company and Subsidiaries (collectively, the Company) are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein. All such adjustments were of a normal and recurring nature. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The balance sheet information at December 31, 2003 was derived from the audited December 31, 2003 consolidated balance sheet.

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

Grants of options under the Plan are accounted for following the APB Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized under the Plan. Had compensation expense been recorded based on fair values of the awards at the grant date (the method prescribed in SFAS No. 123), reported net income and earnings per share would have been reduced to the pro forma amounts shown in the following table for the three months ended March 31:

                                                      --------------------------
            (in thousands, except                         Three months ended
              per share amounts)                              March 31,
                                                      --------------------------
Net Income                                               2004             2003
     As reported                                      $    2,313      $   24,483
     Pro forma                                             2,294          24,427

Earnings per share, basic and diluted
     As reported, basic                               $     0.30      $     3.24
     As reported, diluted                                   0.30            3.23
     Pro forma, basic                                       0.30            3.23
     Pro forma, diluted                                     0.29            3.22

4. Basic net income per share was computed on the weighted average number of shares outstanding. Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options. There were no adjustments to net income in the computation of dilutive net income per share for any period.

5. The Company has identified ten reporting segments based on the products and services each provide. Each segment is managed and evaluated separately because of diverse technologies and marketing strategies. A summary of unaudited external operating revenues (revenues generated from outside customers or subscribers), internal operating revenues (revenues generated between the Company's operating segments), operating income (loss), income (loss) from continuing operations, income from discontinued operations, cumulative effect of accounting change, and net income (loss) of each segment is as follows for the three months ended March 31, 2004 and March 31, 2003.

                                                     For the three months ended March 31, 2004
                         --------------------------------------------------------------------------------------------------
                                                                    Net Income       Income
                                                                   (loss) from    (loss) from
In thousands              External     Internal       Operating     continuing    discontinued       Cum.        Net income
(unaudited)               Revenues     Revenues     Income (loss)   operations     operations       effect         (loss)
                         --------------------------------------------------------------------------------------------------
Holding                  $     --      $     --       $   (528)      $   (300)      $     --       $     --       $   (300)
PCS                        18,221            --          1,161            484             --             --            484
Telephone                   5,546           932          2,608          1,589             --             --          1,589
ShenTel Service             1,688            77            218            105             --             --            105
Cable TV                    1,104             6            182             70             --             --             70
Mobile                        732           320            462            250             --             --            250
Long Distance                 338           332             49             32             --             --             32
Network                       161            38            129             80             --             --             80
ShenTel
  Communications               17            --              4              3             --             --              3
Leasing                         2            --             (1)            --             --             --             --
                         --------------------------------------------------------------------------------------------------
Combined totals            27,809         1,705          4,284          2,313             --             --          2,313
Inter-segment
   eliminations                --        (1,705)            --             --             --             --             --
                         --------------------------------------------------------------------------------------------------

Consolidated totals      $ 27,809            --       $  4,284       $  2,313             --             --       $  2,313
                         ==================================================================================================

                                                     For the three months ended March 31, 2003
                         --------------------------------------------------------------------------------------------------
                                                                    Net Income       Income
                                                                   (loss) from    (loss) from
In thousands             External      Internal       Operating     continuing    discontinued        Cum.       Net income
(unaudited)              Revenues      Revenues     Income (loss)   operations     operations        effect        (loss)
                         --------------------------------------------------------------------------------------------------
Holding                  $     --      $     --       $   (140)      $    (47)      $     --       $     --       $    (47)
PCS                        14,976            --           (305)          (684)            --             --           (684)
Telephone                   6,003           734          3,573          2,162             12             --          2,174
ShenTel Service             1,659            80            370            209             --             --            209
Cable TV                    1,097             1            246             73             --             --             73
Mobile                        658           300            258             (6)        22,628            (76)        22,546
Long Distance                 341           127            206            131             --             --            131
Network                       198            31            155             96             --             --             96
ShenTel
   Communications              11            --             (8)            (4)            --             --             (4)
Leasing                         4            --              1              1             --             --              1
                         --------------------------------------------------------------------------------------------------
Combined totals            24,947         1,273          4,356          1,931         22,640            (76)        24,495
Inter-segment
   eliminations                --        (1,273)          (206)            --            (12)            --            (12)
                         --------------------------------------------------------------------------------------------------
Consolidated totals      $ 24,947            --       $  4,150       $  1,931       $ 22,628       $    (76)      $ 24,483
                         ==================================================================================================

The Company's assets by segment as of March 31, 2004, December 31, 2003, and March 31, 2003 are as follows:

In thousands                           March 31,     December 31,     March 31,
(unaudited)                              2004           2003            2003

Holding                               $ 143,198       $ 141,658       $ 143,631
PCS                                      68,864          68,773          68,104
Telephone                                59,891          57,533          57,173
ShenTel Service                           6,679           6,721           6,115
Cable TV                                 10,271          10,340          10,776
Mobile                                   18,580          18,396          16,854
Long Distance                               866             808             552
Network                                   1,721           1,557           1,232
ShenTel Communications                       69              78             111
Leasing                                     188             188             183
                                      -----------------------------------------
Combined totals                         310,327       $ 306,052       $ 304,731
Inter-segment eliminations             (123,569)       (120,688)       (110,980)
                                      -----------------------------------------
Consolidated totals                   $ 186,758       $ 185,364       $ 193,751
                                      =========================================

6. Comprehensive income includes net income along with net unrealized gains and losses on the Company's available-for-sale investments. Following is a summary of comprehensive income for the periods indicated:

                                                         Three Months Ended
In thousands (unaudited)                                      March 31,
                                                      2004                2003
                                                   ----------------------------
Net income                                         $  2,313            $ 24,483
Net unrealized income                                     2                  (8)
                                                   ----------------------------
Comprehensive income                               $  2,315            $ 24,475
                                                   ============================

7. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

8. On February 20, 2004, the Company effected a 2-for-1 stock split with a record date of January 30, 2004. Shareholders received one additional share of common stock for each share of common stock held on the record date. All share and per share amounts have been retroactively adjusted to reflect the impact of the split.

9. The following table presents pension and other post-retirement benefits information for the periods presented.

                                                          Three Months Ended March 31,
In thousands (unaudited)                                       2004              2003
--------------------------------------------------------------------------------------
Net periodic benefit cost recognized:
      Service cost                                            $ 166             $ 122
      Interest cost                                             189               154
      Expected return                                          (135)             (135)
      Amortization of unrecognized transition asset              (2)               (7)
      Recognized gains or losses                                 16                 8
      Prior service cost recognized                              17                 8
                                                              -----------------------
Total                                                         $ 251             $ 150
                                                              =======================

The Company's contribution to the Pension Plan for 2004 was $2.0 million, which was contributed on April 30, 2004, of which $0.1 million was a required contribution.

10. As a result of the previously reported February 2003 sale of the Company's Cellular operation, the Company reflected those operations and the sale proceeds as discontinued operations in the 2003 first quarter results. $5.0 million of the sales price has been held in escrow and is now reflected as an other current asset as of March 31, 2004.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This management's discussion and analysis includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements. All statements regarding Shenandoah Telecommunications Company's expected future financial position and operating results, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements. We cannot assure you that the Company's expectations expressed or implied in these forward-looking statements will turn out to be correct. The Company's actual results could be materially different from its expectations because of various factors, including those discussed below and under the caption "Business--Risk Factors" in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2003. The following management's discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2003, including the financial statements and related notes included therein.

      Unless indicated otherwise, dollar amounts over fifty thousand have been rounded to the nearest hundred thousand dollars and dollar amounts of less than fifty thousand have been rounded to the nearest thousand dollars.

Overview

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

The Company reports revenues as wireless, wireline and other revenues. These revenue classifications are defined as follows: Wireless revenues are generated by operations of the Personal Communications Company (a PCS Affiliate of Sprint) and the Mobile Company. Wireline revenues are generated by operations of the Telephone Company, Network Company, Cable Television Company, and Long Distance Company. Other revenues are generated by operations of ShenTel Service Company, the Leasing Company, ShenTel Communications Company and the Holding Company.

The Company participates in the telecommunications industry, which requires substantial investment in fixed assets or plant. For new initiatives, this significant capital requirement may preclude profitability during the early years of operation. The strategy of the Company is to expand and diversify its business by adding services and geographic areas that can leverage the existing plant, but to do so within the opportunities and constraints presented by the industry. For many years the Company focused on reducing reliance on the regulated telephone operation, which up until 1981 was the primary business within the Company. This initial diversification was concentrated in other wireline businesses, such as the cable television and regional fiber facility businesses, but in 1990 the Company made its first significant investment in the wireless sector through its former investment in the Virginia 10 RSA Limited partnership. By 1998, revenues of the regulated telephone operation had decreased to 59.2% of total revenues. In that same year more than 76.6% of the Company's total revenue was generated by wireline operations, and initiatives were already underway to make wireless a more significant contributor to total revenues.

During the 1990's significant investments were made in the cellular and PCS (wireless) businesses. The VA 10 RSA cellular operation, in which the Company held a 66% interest and was the general partner, experienced rapid revenue growth and excellent margins in the late 1990's. The cellular operation covered only six counties, and became increasingly dependent on roaming revenues. Management believed the roaming revenues and associated margins would be unsustainable as other wireless providers increasingly offered nationally-branded services with significantly reduced usage charges. To position it to participate in the newer, more advanced, digital wireless services, in 1995 the Company entered the PCS business through an affiliation with American Personal Communications (APC), initiating service along the Interstate 81 corridor from Harrisonburg, Virginia to Chambersburg, Pennsylvania. This territory was a very close match to the Company's fiber network, thereby providing economic integration that might not be available to other wireless carriers. In 1999, the Company entered a new affiliation arrangement with Sprint, the successor to APC (which introduced the Company to a nationally-branded wireless service), and expanded the PCS footprint further into Central Pennsylvania.

The wireless industry in the late 1990's became increasingly competitive and the Company was not immune to industry issues. The Clear Pay(SM) program, introduced by Sprint as a no-deposit offering in 2001, attracted high credit risk customers in the Company's markets. As the results began to materialize, the Company implemented deposits on this program (mid-April 2002), and experienced high levels of customer turnover (churn) and uncollectable accounts. The write-offs of uncollectable accounts peaked in the third quarter of 2002. During the fourth quarter of 2002 there was some evidence that the strengthened credit policy was having a favorable impact. Nonetheless, the 2002 net loss in the PCS operation was $5.4 million, as compared to $5.5 million in 2001. Despite the disappointing financial results for 2002, the PCS customer base grew by over 40%. While the PCS operation was adding customers, the cellular operation continued to lose its local customer base.

The growing belief that national branding was critical to our wireless operations, the expectation that roaming revenues from our analog cellular operation would not continue to grow, and the increase in the number of wireless competitors in our markets, prompted the Company to exit the cellular business in order to focus on our PCS operations. The Company entered into an agreement on November 21, 2002 to sell its 66% ownership interest in the Virginia 10 RSA cellular operation, which was then classified as a discontinued operation. The sale closing occurred February 28, 2003.

The Company received $37.0 million in proceeds, including $5.0 million in escrow for two years and $1.7 million for working capital.

On January 30, 2004, the Company signed an addendum to its management and services agreements with Sprint, which is expected to lead to cost savings and greater certainty in fees paid to Sprint. However, the consolidation predicted for the wireless industry in recent years, including the recently announced sale of the AT&T Wireless operations to Cingular and anticipated improvements in the overall economics of wireless services, has not yet materialized. Future Sprint marketing efforts, designed to meet the competition, could potentially have an unfavorable impact on the Company and lead to additional losses. The risks associated with the Sprint PCS affiliation are described elsewhere in this report. The Company is now reviewing alternatives for other businesses to further diversify our revenue mix based on services provided and geographic areas served.

Selected Operating Statistics

The following table shows selected operating statistics of the Company for the most recent five quarters. This information is unaudited, and is provided as a supplement to the financial statements.

                                                                        Three Month Period Ended
                                                      ----------------------------------------------------------
(Unaudited)                                           Mar. 31,    Dec. 31,    Sept. 30,     Jun. 30,    Mar. 31,
                                                        2004        2003        2003          2003        2003
                                                      ----------------------------------------------------------
Telephone Access Lines                                 24,901      24,877       24,951        24,972      24,903
Cable Television Subscribers                            8,701       8,696        8,796         8,750       8,704
Dial-up Internet Subscribers                           17,063      17,420       17,616        17,798      18,174
DSL Subscribers                                         1,637       1,298        1,163         1,080         852
Retail PCS Subscribers                                 89,632      85,139       81,015        77,398      72,480
Wholesale PCS Users (1)                                16,349      12,858        7,531         4,690       3,280
Paging Subscribers                                      1,862       1,989        2,107         2,315       2,805
Long Distance Subscribers                               9,542       9,526        9,517         9,520       9,312
Fiber Route Miles                                         552         552          552           552         552
Total Fiber Miles                                      28,743      28,740       28,740        28,739      28,729
Wholesale PCS Minutes (000)                             8,492       4,974        3,207         2,303       1,562
Long Distance Calls (000) (2)                           5,821       5,851        6,078         5,001       5,074
Total Switched Access Minutes (000)                    58,090      55,932       54,349        51,124      48,380
Originating Switched Access MOU (000)                  18,252      17,829       18,285        18,343      18,685
Employees (full time equivalents)                         272         268          264           266         267
CDMA Base Stations (sites)                                257         253          248           246         240
Towers (100 foot and over)                                 78          77           76            73          72
Towers (under 100 foot)                                    11          11           10            10          10
(See note (3) for definitions of terms)
PCS Market POPS (000)                                   2,048       2,048        2,048         2,048       2,048
PCS Covered POPS (000)                                  1,585       1,581        1,581         1,574       1,574
PCS Average Revenue Per User (ARPU) (ex. Travel)      $ 50.38     $ 52.05      $ 55.09       $ 52.84     $ 52.22
PCS Travel Revenue per subscriber (4)                 $ 18.20     $ 20.84      $ 16.50       $ 17.18     $ 17.39
PCS Ave. Management Fee per subscriber                $  4.07     $  4.02      $  4.62       $  4.58     $  4.40
PCS Ave. Monthly Churn %                                  2.2%        2.3%         2.4%          2.1%        2.6%
PCS Cost Per Gross Addition (CPGA)                    $371.49     $387.47      $418.22       $376.98     $276.97
PCS Cash Cost Per User (CCPU) (4)                     $ 38.57     $ 36.31      $ 40.05       $ 44.23     $ 45.87

(1) - Wholesale Digital PCS Users are private label subscribers homed in the Company's wireless network service area.

(2) - Originated by customers of the Company's Telephone subsidiary

(3) - POPS refers to the estimated population of a given geographic area.
      Market POPS are those within a market area, and Covered POPS are those covered by the network's service area. ARPU is revenue before travel, roaming revenue, and management fee, net of adjustments divided by average subscribers. PCS Travel revenue includes roamer revenue and is divided by average subscribers. PCS Average management fee per subscriber is 8% of revenue paid to Sprint, excluding travel revenue. PCS Ave Monthly Churn is the average of three monthly calculations of deactivations (excluding returns less than 30 days) divided by beginning of period subscribers. CPGA includes selling costs, product costs, and advertising costs. CCPU includes network, customer care and other costs.

(4) - On a normalized basis, PCS travel revenue per subscriber in the fourth quarter of 2003 would have been $19.25 and PCS CCPU would have been approximately $38.66 taking into account the adjustments and true-ups recorded in December 2003.

Significant Transactions

On January 30, 2004, the Company entered into an amendment to the Management Agreement with Sprint as previously disclosed in the Company's Annual Report on Form 10-K filed with the SEC on March 9, 2004. The agreement was filed as an exhibit to that report.

During the first quarter 2004, the Company was notified by two of its Interexchange carriers of a dispute they each filed in relation to how the Company billed for 800 calls originating in the Company's service area. The dispute covers the period of April 1, 2003 through February 28, 2004. As a result, management recorded a $0.3 million reduction in access revenue. Management reviewed the issue and effective in the second quarter of 2004, the Company modified its bills for originating 800 call services.

Results Of Operations

Summary

The Company's three major lines of business are wireless, wireline and other businesses. Each of the three areas has unique issues and challenges that are critical to the understanding of the operations of the Company. The wireless business is made up of two different operations, the PCS operation and the tower business. The wireline business is made up of traditional telephone operations, a cable TV operation, fiber network leasing and a company that resells long-distance. Other business includes the Company's Internet operation, the Interstate 81 corridor Travel 511 project, and the sales and service of telecommunications systems.

From the mid 1990's, the principal source of the Company's revenues had shifted from traditional wireline revenues to wireless and other revenues. For the three months ended March 31, 2004, wireless revenue accounted for 68.2% of total revenue, wireline revenue accounted for 25.7% of total revenue, and other revenue accounted for 6.1% of total revenue. These results compare to 62.7% for wireless, 30.6% for wireline and 6.7% for other, for the three months ended March 31, 2003.

The Company's strategy is to expand its services and the geographic areas served. This strategy has been implemented primarily through enhancing the PCS network, using CDMA technology, under the national brand of Sprint. The Company's efforts to market its services in the expanded PCS network area contributed to new subscribers purchasing phones and services, which continued to increase revenues during the three months ended March 31, 2004. The Company had 257 PCS CDMA base stations in service at March 31, 2004, compared to 240 base stations in service at March 31, 2003. This increase in base stations is primarily the result of supplementing the network capacity and gradually extending coverage along highly traveled secondary roads in the Company's market areas.

The Company operates its wireless network as a PCS affiliate of Sprint. The Company receives revenues from Sprint for subscribers that obtain service in the Company's network coverage area and those subscribers using the Company's network when they travel. The Company relies on

Sprint to provide timely, accurate and complete information for the Company to record the appropriate revenue and expenses for the periods reflected.

The Company's PCS business has operated in a positive net travel revenue position for several years. The Company received $6.0 million in net travel in 2003, compared to $5.8 million in 2002, and $4.0 million in 2001. In the first quarter of 2004, the positive net travel revenue was $1.4 million compared to $1.4 million in first quarter of 2003. This relationship could change due to service plan changes, subscriber travel habit changes and other changes beyond the control of the Company.

Through Sprint, the Company began receiving revenue from wholesale resellers of wireless PCS service in late 2002. These resellers pay a flat rate per minute of use for all traffic their subscribers generate on the Company's network. The Company's cost to handle this traffic is the incremental cost to provide the necessary network capacity.

In August 2002, the Company entered into a resale agreement for its PCS wireless network through Sprint with Virgin Mobile USA, LLC, a joint venture of Sprint and the Virgin global family of companies. The agreement allows the Company to receive wholesale revenue for usage of the network by Virgin Mobile subscribers traveling in or based in the Company's network coverage area. The Company also agreed to sell Virgin Mobile handsets and plans in its retail stores. The plans offered by Virgin Mobile are pre-paid plans, a type not currently offered by Sprint. Prior to 2003, the Company did not experience significant revenue from or usage by wholesale users. During the first quarter of 2004, the network minutes generated by wholesale users, primarily from Virgin Mobile subscribers active on the Company's PCS network, were nearly 8.5 million minutes compared to
1.6 million minutes generated in the first quarter of 2003.

As previously reported, the Company entered into an amendment to the management agreement between the Company and Sprint on January 30, 2004. This amendment extends the travel rate paid by the Company and received by the Company at the $0.058 per minute through 2006. The Company's net travel and wholesale roaming position increased to a $1.8 million receivable for the current quarter, compared to a $1.2 million receivable for the same quarter last year, including the long distance and 3G data portion of that traffic. The Company's travel receivable minutes increased 40% to 62.0 million while the travel payable minutes increased by 49% to 43.3 million compared to the first quarter of 2003. The increases in travel minutes receivable and payable are primarily the result of an increase in usage of the Company's network facilities by subscribers based in other markets and growth in subscribers in the Company's markets. On a per-subscriber basis, the Company's average of travel payable minutes increased to 165 minutes in the first quarter of 2004, which represented an increase of 25 minutes from first quarter of 2003. A continuation of this trend could negatively affect the results of the PCS operation and overall results of the Company absent any changes in the Company's arrangements with Sprint.

In the first quarter of 2004, the Company's average PCS churn rate decreased to 2.2%, compared to 2.6% in the first quarter of 2003. To date, the impact of Wireless Local Number Portability, which began November 24, 2003 in part of the Company's service area, has not had a significant impact on churn. There is no certainty this trend will continue. Bad debt expense has declined for the last four quarters due to the implementation of deposits in the Clear Pay program suspended nearly two years ago. Bad debt expense for the PCS operation, as a percentage of service revenues, declined from 8.5% in the first quarter of 2003 to 3.6% in the first quarter of 2004. There is no certainty that the improving bad debt trend will continue in the future, although management is monitoring receivables and looking for signs of a deterioration of collection efforts.

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

The Company's telephone subscriber count declined in the third and fourth quarters of 2003 but increased by a net 24 subscribers in first quarter of 2004. The Company believes the decline is attributable to the migration of customers to wireless and DSL services. Based on industry experience, the Company anticipates the trend of limited subscriber additions and, possibly, further declines may continue for the foreseeable future.

Other revenues are primarily Internet services, which are provided through both dial-up and DSL high-speed service. The Company has experienced a decline in dial up subscriptions over the last year. Over the same period, customer desire for faster Internet connections has contributed to growth of almost 100% in revenues from the DSL service.

The Company is facing competition for revenues it generates in the other lines of business, which will require the Company to differentiate itself from other providers through its service levels and evolving technologies that are more reliable and cost effective for the customer.

The Company continues to devote significant resources to comply with the various requirements of the Sarbanes-Oxley Act.

First Quarter 2004 vs. First Quarter 2003

General

Total revenue for the first quarter of 2004 was $27.8 million, which represented an increase of $2.9 million, or 11.5% compared to $24.9 million for the first quarter of 2003. Total revenues include wireless revenue of $19.0 million, which increased by $3.3 million or 21.2%; wireline revenues of $7.1 million, which decreased by $0.5 million, or 6.4%; and other revenues of $1.7 million, which remained at the same level achieved in the first quarter of 2003. Operating income increased $0.2 million, to $4.3 million, compared to $4.1 million for the same period in 2003. Income per share from continuing operations, diluted was $0.30 cents per share for the 2004 first quarter, compared to $0.26 per share for the 2003 first quarter.

The 2003 first quarter results included $0.4 million of favorable adjustments to prior period estimates, in addition to bad debt recoveries of $0.4 million. Additionally, a reduction in revenue of $0.3 million was recorded in the first quarter of 2004 against telephone access revenue related to revenue recorded in prior periods disputed by interexchange carriers.

Revenues

Wireless revenues are primarily derived from the PCS business. As of March 31, 2004, the Company had 89,632 retail PCS subscribers. The PCS operation added 17,152 net subscribers since March 31, 2003, and 4,493 since December 31, 2003. Wireless service revenues were $12.0 million for the first quarter of 2004, which represented an increase of $2.1 million or 20.9% compared to $9.9 million for first quarter of 2003. The Company's Average Revenue Per User (ARPU) exclusive of travel revenue, decreased 3.5% to $50.38 for the first quarter of 2004, from $52.22 for the first quarter of 2003. The first quarter 2004 ARPU also decreased 3.2% from the fourth quarter 2003 ARPU of $52.05. These decreases were primarily attributable to subscribers generating less revenue from minutes over plan usage.

PCS travel and roaming revenue combined for the first quarter 2004 were $5.4 million, which represented a $0.8 million or 16.7% increase compared to the travel and roaming revenue for the first quarter of 2003. The travel and roamer revenue increase resulted from an increase in travel usage, the effect of which was offset in part by a decline in roaming usage for the same period.

Wireline revenues were $7.1 million in the 2004 first quarter, which represented a decrease of $0.5 million or 6.4% from the 2003 first quarter. Access revenue in the telephone business decreased $0.4 million, due primarily to a recorded reduction in revenue of $0.3 million related to a dispute with interexchange carriers in the rating of originating 800 traffic between interstate and intrastate. Total switched minutes of use increased 20.1% compared to the first quarter of 2003. The mix of wireless traffic to total traffic shifted from 32.8% for the first quarter of 2003 to 42.8% for the first quarter of 2004. This increase is primarily terminating traffic coming into the Company's network and being delivered to wireless users.

Other revenues of $1.7 million remained at the same level achieved in the first quarter of 2003. Internet revenues increased $0.1 million or 5.0%. The total subscriber base for the Company's dial-up and DSL Internet services was 18,700 as of March 31, 2004 compared to 19,026 as of March 31, 2003. Total dial-up and DSL Internet subscribers decreased 326 or 1.7% compared to March 31, 2003. While DSL subscribers increased 785 or 92% compared to the March 31, 2003 subscriber base, there was a decline of 1,111 subscribers or 6.1% decrease in dial-up subscribers from the level at March 31, 2003. In those areas where the Company does not offer a high speed access alternative, the Company has experienced increased subscriber deactivations due to migration to competing high-speed Internet services.

Operating Expenses

Total operating expense for the first quarter of 2004 was $23.5 million, which represented an increase of $2.7 million or 13.1%, compared to the first quarter of 2003. The principal factors reflected in the higher operating expense were an increase in the number of PCS subscribers, the expanded PCS network operation, and an increase in selling, general and administrative expenses, offset in part by a significant decline in bad debt expenses.

Costs of goods and services were $3.0 million, which represented an increase of $0.7 million or 29.3% from the first quarter of 2003. This increase was due primarily to an increase in current PCS customers upgrading their handsets. During the first quarter of 2004, the Company added 10,343 gross new PCS subscribers compared to 10,362 gross new subscribers added in the first quarter

2003. Existing subscribers are purchasing Company subsidized new handsets to replace their current handsets as new features become available and new services are offered that are not available on earlier model handsets. The upgrade cost for the first quarter of 2004 was $0.4 million. Management anticipates the upgrade trend will continue, and may increase significantly in the future as subsidized handsets are offered by wireless carriers as enticement for a subscriber to extend their service agreement.

The Company's cost per gross add (CPGA) in the PCS business for the first quarter of 2004 increased to $371.49 or 34.1% from the first quarter of 2003, due to handset upgrade costs included in the CPGA measure. Cost of goods sold on a per gross addition basis contributed $59.18 or 62.6% of the increase in the CPGA measure. Currently, the Company classifies 100% of the handset cost as a cost per gross addition, including the costs of existing subscribers electing to up-grade their handsets.

Network operating costs for the first quarter of 2004 were $8.3 million, which represented an increase of $0.3 million, or 3.7% compared to first quarter 2003. Increased rental costs for towers and buildings of $0.1 million and increased travel costs of $0.7 million were offset in part by lower network costs in the PCS operation. The travel costs increased in part due to an increase in the average minutes of use for travel by the Company's subscribers. This increase was approximately 25 minutes per month per subscriber.

Depreciation and amortization expense for the 2004 first quarter was $4.3 million, which represented an increase of $0.3 million or 7.9% compared to $4.0 million for the first quarter of 2003, as new assets, primarily in the PCS and telephone operation, have been added to the networks.

Selling, general and administrative costs were $7.9 million, an increase of $1.4 million or 22.5%. Billing and customer care costs incurred in the PCS operation, primarily charges from Sprint, increased $0.2 million as a result of the increase in the total number of PCS subscribers, net of cost reductions obtained as part of the amendment signed with Sprint on January 30, 2004. Increased administrative staff and increases in wages and benefits for existing employees contributed $0.5 million in added costs compared to the first quarter of 2003. Costs incurred to prepare for Sarbanes-Oxley compliance were $0.3 million in the first quarter of 2004. Selling and marketing expenses increased $0.5 million due to added internal sales staff and expanded advertising efforts on the new Shentel Pages phone book introduced in early 2004. Bad debt expenses decreased $0.2 million primarily due to reduced PCS subscriber terminations for non-payment compared to the first quarter of 2003, and bad debt recoveries of $0.4 million recorded in the first quarter of 2003. Bad debt expense, net of recoveries, was 1.6% of total revenue in the first quarter of 2004 compared to 2.5% of total revenue in the first quarter of 2003.

In the Company's PCS operation, cash cost per user (CCPU) for the first quarter of 2004 declined to $38.57, which represented a 15.9% decrease from the first quarter of 2003. The change was primarily the result of economies of scale due to an increase in the average number of customers of 24.9% compared to the first quarter of 2003.

Other Income (Expense)

Losses on external investments totaled $18 thousand in the first quarter of 2004, compared to a $0.3 million loss in the first quarter of 2003. First quarter 2004 interest expense decreased by $0.2 million, or 16.5%, a result of decreased borrowing levels compared to the first quarter of 2003. The Company's total debt as of March 31, 2004 was $42.3 million, compared to $47.2 million as of March 31, 2003 and $43.3 million as of December 31, 2003.

Income before income taxes, discontinued operations and cumulative effect of accounting changes was $3.7 million, which represented an increase of $0.7 million from the $3.0 million reported for the first quarter of 2003.

Income from continuing operations was $2.3 million for first quarter 2004, compared to $1.9 million for the first quarter 2003, which represented an increase of $0.4 million.

The results of discontinued operations in 2003 were from the sale of the VA 10 RSA limited partnership in February 2003. Income from discontinued operations was $22.6 million in the first quarter of 2003, which is net of the tax effect on the transaction. There were no discontinued operations in 2004.

The Company adopted FAS 143 effective January 1, 2003, and as a result recorded a charge to earnings for the cumulative effect of this change in accounting of $76 thousand after taxes in the first quarter of 2003.

The Company's first quarter net income was $2.3 million compared to $24.5 million in 2003.

Investments In Non-Affiliated Companies

The Company participates in emerging technologies by investing in entities that invest in start-up companies. This includes indirect participation through capital venture funds of South Atlantic Venture Fund III, South Atlantic Private Equity IV, Dolphin Communications Parallel Fund, Dolphin Communications Fund II and Burton Partnership. The Company also participates by direct investment in privately held companies. Currently the Company's only direct investment is in NTC Communications, a provider of voice, video and data connections to off-campus student housing properties at universities and colleges. For those investments that eventually become publicly traded, the Company evaluates whether to hold or sell parts or all of each investment on an individual basis.

As of March 31, 2004, the Company held shares in two companies that are publicly traded, with the following market values: $52 thousand in Net IQ (NTIQ) with 3,744 shares held, and $148 thousand in Deutsche Telekom, AG (DT) with 8,219 shares held.

Liquidity And Capital Resources

The Company generated $6.9 million in cash from operations in the first quarter of 2004, compared to $9.7 million in the first quarter of 2003. The higher cash flow in the 2003 first quarter was primarily attributable to a one-time payment by Sprint PCS of $1.0 million for the true-up of cash payments due to a calculation error in the distribution of cash between Sprint and the affiliates, and the impact of the growth of deferred tax liabilities on cash flows.

The Company expects that operations will continue to generate positive cash flows as PCS operations continue to improve and the Company further monitors its current assets and current liabilities.

As of March 31, 2004, the Company's total debt was $42.3 million, with an annualized overall weighted average interest rate of approximately 7.5%. As of March 31, 2004, the Company was in compliance with the covenants in its credit agreements.

The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to its various long-term debt facilities, and non-cancelable operating lease agreements for retail space, tower space and cell sites.

Capital expenditures budgeted for 2004 total approximately $33 million, including approximately $23 million for additional PCS base stations, additional towers, and switch upgrades to enhance the PCS network. Improvements and replacements of approximately $5 million are planned for the telephone operation. The remaining $5 million covers building renovations, vehicles, office equipment, and other miscellaneous capital needs including the final renovation to the Shentel Center in Edinburg, Virginia for the housing of its corporate offices.

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

Risks

The Company is one of eleven PCS Affiliates of Sprint, and accordingly, is affected by decisions and requirements adopted by Sprint in regard to its wireless operation. Management continually reviews its relationship with Sprint as new developments and requirements are added.

The Company is dependent on Sprint for the reporting of a significant majority of PCS revenues, particularly travel and service revenue. Controls and processes are continually refined, so the Company can monitor, review, test, and validate information being reported to the Company by Sprint. It is the Company's policy to estimate and reflect the information supplied by Sprint in the financial statements in the respective periods. Corrections, if any, are made no earlier than the period in which the parties agree to the corrections and as noted in this report, there are several dispute settlements, true-ups of estimates and corrections which are recorded in the period the issue has been resolved. The Company is at risk for reporting errors that may be made by Sprint.

The net balance of PCS travel revenue and expense could change significantly due to changes in service plan offerings, changes in the travel settlement rate, changes in travel habits by the subscribers in the Company's market areas or other Sprint subscribers and numerous other factors beyond the Company's control. The Company is continuing to monitor the financial strength of the other PCS Affiliates of Sprint, as their ability to maintain their segment of the Sprint network may impact the ability of the Company to add new subscribers.

Wireless Local Number Portability (WLNP) permits a subscriber to change wireless service providers in the same market area while retaining the subscriber's existing telephone number. This Federal Communications Commission mandate was effective November 24, 2003 in the 100 largest metropolitan areas and will be effective in all areas of the United States on May 24, 2004.

Although the initial impact of WLNP on the Company's operations appears to be immaterial, there may be a significant future impact to the Company's operations. As a result of WLNP, portions of the PCS subscriber base may migrate to other wireless providers, thereby contributing to increased churn. Alternatively, the implementation of WLNP may allow the Company to attract additional subscribers from other wireless providers.

The Company has limited control over the service plans and marketing promotions offered by Sprint in the competitive wireless telecommunications industry. Sprint controls the marketing plans, advertising message and market promotions offered in the Company's market area. As a result, the plans and promotions offered may have a material adverse effect on the Company's results of operations.

The Company relies on Sprint for the development of new products and services to remain competitive in the wireless industry. These services include text messaging, video, and push to talk walkie-talkie features. If these services do not operate properly or if Sprint should not continue to develop new competitive products, the results could have a material adverse impact on the results of the Company.

The Company is required to participate in national and regional third party distribution programs formulated and negotiated by Sprint. Sprint has entered into reseller agreements which will impact the Company. These distribution and reseller programs may have an adverse effect on the results of the Company.

The Company's PCS network is part of Sprint's nationwide wireless network. The network is owned and operated by Sprint and its Affiliates. The financial viability of Sprint and its Affiliates is critical to the success of operating and marketing Sprint PCS. If financial difficulties are experienced by Sprint or any Affiliate, those difficulties could have an adverse impact on the Company's results.

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

The Company's telephone access revenue may be adversely impacted by legislative or regulatory actions that decrease access rates or exempt certain traffic from paying access to the Company's regulated telephone network. An unfavorable finding or ruling may have an adverse effect on the Company's telephone operations.

There has been a trend for incumbent local exchange carriers to see a decrease in access lines due to the effect of wireless and wireline competition and the elimination of a second line dedicated to dial up Internet as customers migrate to broadband connections. Although the Company has not seen a material reduction in its number of access lines to date, it experienced line decreases in the third and fourth quarters of 2003. There is a significant risk that this trend could have a material adverse effect on the Company's telephone operations in the future.

On May 24, 2004, Local Number Portability (LNP) will be required in the Company's local wireline service area. The Company's customers will be able to retain their existing wireline phone number and use it to obtain service from a competing wireline or wireless provider in the service area. At this time, the Company cannot estimate the potential impact on its telephone operations. If a significant number of customers disconnect the Company's service, such disconnections will have an adverse impact on the Company's telephone operating results.

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

The Company currently has a 12-month, $1.2 million contract with the Virginia Department of Transportation (VDOT) to provide 511 Travel services in the I-81 corridor of Virginia. This contract expires in February 2005. The Department has recently requested a proposal for a three-year contract with two two-year extensions to extend 511 services to the entire state. The Company submitted a proposal for the new VDOT contract, but there is no certainty that the Company will be selected to provide these services after the end of its current contract.

The Company may not be able to utilize all of its net operating loss carry forwards for taxes in certain states before they expire, resulting in the Company writing off some of its deferred tax assets and impacting its cash position.

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003),"Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in Variable Interest Entities created after December 31, 2003. For variable interests in Variable Interest Entities created before January 1, 2004, the Interpretation was applied beginning on January 1, 2004, except that the interpretation was required to be applied in the fourth quarter of 2003 for any Variable Interest Entities that were considered to be special purpose entities. For any Variable Interest Entities that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the Variable Interest Entities initially would be measured at their carrying amounts, with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company has determined the application of FIN 46R to Variable Interest Entities in which the Company has variable interests has no impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which was effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise became effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

In December 2003, the FASB issued SFAS 132(R). SFAS 132(R) is a revision of SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132(R) is effective for financial statements with fiscal years ending after December 15, 2003. SFAS 132(R) requires additional disclosures including information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. The objectives of the revisions are to provide qualitative information about the items in the financial statements, quantitative information about items recognized or disclosed in the financial statements, information that enables users of financial statements to assess the effect that pension plans and other postretirement benefit plans have on entities' results of operations, and information to facilitate assessments of future earnings and cash flows. The Company has adopted this statement effective December 31, 2003. See note 9 to the financial statements appearing elsewhere in this report for the disclosures required by this pronouncement.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risks relate primarily to changes in interest rates on instruments held for other than trading purposes. Our interest rate risk involves three components, although only one is of any significance at this time. The first component is outstanding debt with variable rates. As of March 31, 2004, the Company's variable rate debt balance was zero. The Company has a variable rate line of credit totaling $0.5 million with SunTrust Banks. The Company's remaining debt has fixed rates through its maturity. A 10.0% decline in interest rates would increase the fair value of the fixed rate debt by approximately $1.2 million, while the estimated current fair value of the fixed rate debt is approximately $41.1 million.

The second component of interest rate risk is temporary excess cash, primarily invested in overnight repurchase agreements and short-term certificates of deposit and money market funds. The Company currently has approximately $23.6 million of cash equivalents in money market funds, which are accruing interest at rates of approximately 1% per year. The cash is currently in short-term investment vehicles that have limited interest rate risk. Management continues to evaluate the most beneficial use of these funds.

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

As of March 31, 2004, the Company has $7.5 million invested in privately held companies directly or through investments with portfolio managers. Most of the companies are early stage and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability. The Company's market risk is limited to the funds previously invested and an additional $1.7 million committed under contracts the Company has signed with portfolio managers.

ITEM 4. Controls and Procedures

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

The Company's management, with the participation of its Chief Executive Officer, who is the Company's principal executive officer, and its Chief Financial Officer, who is the Company's principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to Shentel, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934.

During the first fiscal quarter of 2004, there have been no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

Under our agreements with Sprint, Sprint provides us with billing, collections, customer care, certain network operations and other back office services. As a result, Sprint remits to the Company approximately 62% of the Company's total revenues based on this quarter's results and approximately 39% of the expenses reflected in the Company's consolidated financial statements relate to charges by or through Sprint for expenses such as billing, collections and customer care, roaming expense, long-distance, and travel. Due to this relationship, the Company necessarily relies on Sprint to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivable, which underlie a substantial portion of our periodic financial statements and other financial disclosures.

Information provided by Sprint includes reports regarding the subscriber accounts receivable in our markets. Sprint provides us monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level. We review these various reports to identify discrepancies or errors. However, under our agreements with Sprint, we are entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 8% of revenue retained by Sprint. Because of our reliance on Sprint for financial information, we must depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint's other network partners. To address this issue, Sprint engages its independent auditors to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70 ("SAS 70 reports"). The report is provided to us annually and covers a twelve-month period from October to September. This report did not indicate there were issues which would adversely impact the information used to support the recording of the revenues and expenses provided by Sprint related to our relationship with them.

We believe the processes we have put into place have steadily improved our ability to identify material errors in Sprint financial information on a timely basis.

In connection with the requirements imposed under Section 404 of the Sarbanes-Oxley Act of 2002, we have retained an outside consulting firm to assist us in reviewing and documenting our internal control processes.

PART II. OTHER INFORMATION

ITEM 5. Other Information

At the Company's Annual Meeting of Shareholders, which was held on April 20, 2004, Dale S. Lam was elected to a three-year term of the Board of Directors. Mr. Lam currently serves as Chief Financial Officer and member of the Board of Directors of ComSonics, Inc., a cable television equipment manufacturer and repair operation located in Harrisonburg, Virginia. He is also a certified public accountant and previously served in a variety of positions with WLR Foods, Inc., including Controller, Chief Financial Officer, and Vice President of Finance. Subsequent to the Annual Meeting, the Board of Directors appointed Mr. Lam to its Audit Committee. The Board of Directors has determined that Mr. Lam qualifies as an audit committee financial expert and is independent of management under SEC rules.

Mr. Lam fills the vacancy created by the retirement of Dick D. Bowman. Mr. Bowman's term of office expired at the 2004 Annual Meeting, and he was not eligible to stand for re-election as a director due to the Board's mandatory retirement policy.

ITEM 6. Exhibits and Reports on Form 8-K

      (a) The following exhibits are attached to this Quarterly Report on Form 10-Q:

            31 Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

            32 Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

      (b) The following Current Reports on Form 8-K were furnished during the period covered by this report:

                   Filing Date of Report        Item Reported
                   ---------------------        -------------

                   February 3, 2004             Item 9 (press release announcing
                                                amendment to the Management
                                                Agreement with Sprint)

                   February 13, 2004            Item 9 (press release announcing
                                                Fourth Quarter and Full Year
                                                2003 Financial Results)

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        SHENANDOAH TELECOMMUNICATIONS COMPANY
                        (Registrant)


May 7, 2004            /S/ Earle A. MacKenzie
                       ---------------------------------------------------------
                       Earle A. MacKenzie
                       Executive Vice President and
                       Chief Financial Officer
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