Form 10-Q
period 2004-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2004-08-04
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 For the quarterly period ended June 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _______________________________
to ______________________________

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

Indicate by check mark whether the registration is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |X| YES |_| NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at July 28, 2004
--------------------------                         ----------------------------
Common Stock, No Par Value                               7,612,785 Shares

SHENANDOAH TELECOMMUNICATIONS COMPANY

                                     INDEX

                                                                                       Page
                                                                                    Numbers
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Balance Sheets
              June 30, 2004 and December 31, 2003                                   3-4

          Unaudited Condensed Consolidated Statements of Income for the
              Three and Six Months Ended June 30, 2004 and 2003                     5

          Unaudited Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2004 and 2003                               6

          Unaudited Condensed Consolidated Statements of
              Shareholders' Equity and Comprehensive Income
              for the Six Months Ended June 30, 2004 and the
              Year Ended December 31, 2003                                          7

          Notes to Unaudited Condensed Consolidated
              Financial Statements                                                  8-12

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                         13-28

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                28

Item 4.   Controls and Procedures                                                   29-30

PART II.  OTHER INFORMATION

Item 4.   Submissions of Matters to a Vote of Security Holders                      31

Item 5.   Other Information                                                         32

Item 6.   Exhibits and Reports on Form 8-K                                          32

          Signatures                                                                33

          Exhibit Index                                                             34

      PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)


Assets                                          June 30,     December 31,
                                                  2004          2003
                                                --------     ------------
Current Assets
  Cash and cash equivalents                     $ 34,931      $ 28,696
  Accounts receivable, net                         7,639         6,488
  Income tax receivable                            2,077         1,526
  Materials and supplies                           2,324         2,062
  Prepaid expenses and other (Note 10)             7,021         1,669
  Deferred income taxes                              411           522
                                                --------      --------
Total current assets                              54,403        40,963

Securities and investments
  Available-for-sale securities                      195           199
  Other investments                                7,705         7,268
                                                --------      --------
Total securities and investments                   7,900         7,467

Property, plant and equipment, net               127,396       127,686

Other Assets
  Cost in excess of net assets of business
   acquired                                        5,105         5,105
  Deferred charges and other assets, net           1,146           999
  Escrow account (Note 10)                            --         5,000
                                                --------      --------
                                                   6,251        11,104
  Accumulated amortization                         1,862         1,856
                                                --------      --------
Net other assets                                   4,389         9,248
                                                --------      --------
Total Assets                                    $194,088      $185,364
                                                ========      ========

                                   (continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)

                                                June 30,    December 31,
Liabilities and Shareholders' Equity              2004          2003
                                                --------    ------------
Current Liabilities
  Current maturities of long-term debt          $  4,285      $  4,230
  Accounts payable                                 8,331         4,729
  Advance billings and deposits                    3,183         3,326
  Other current liabilities                        3,920         3,511
                                                --------      --------
Total current liabilities                         19,719        15,796

Long-term debt, less current maturities           36,961        39,116

Other Liabilities
  Deferred income taxes                           23,522        20,819
  Pension and other                                2,203         3,425
                                                --------      --------
Total other liabilities                           25,725        24,244

Shareholders' Equity
  Common stock                                     6,016         5,733
  Retained earnings                              105,642       100,449
  Accumulated other comprehensive income              24            26
                                                --------      --------
Total shareholders' equity                       111,682       106,208

                                                --------      --------
Total Liabilities and Shareholders' Equity      $194,088      $185,364
                                                ========      ========

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                    Three Months Ended             Six Months Ended
(in thousands, except per share data)                                    June 30,                      June 30,
                                                                    2004           2003           2004           2003
                                                                  -----------------------------------------------------
Operating Revenues
  Wireless                                                        $ 20,679       $ 16,769       $ 39,632       $ 32,403
  Wireline                                                           7,608          6,309         14,757         13,948
  Other revenues                                                     1,676          1,766          3,383          3,440
                                                                  -----------------------------------------------------
  Total revenues                                                    29,963         24,844         57,772         49,791

Operating Expenses
  Cost of goods and services                                         3,037          2,661          6,024          4,989
  Network operating costs                                            9,127          8,647         17,441         16,532
  Depreciation and amortization                                      4,395          4,127          8,732          8,148
  Selling, general and administrative                                8,379          7,011         16,264         13,452
                                                                  -----------------------------------------------------
Total operating expense                                             24,938         22,446         48,461         43,121
                                                                  -----------------------------------------------------
Operating Income                                                     5,025          2,398          9,311          6,670

Other Income (expense):
    Non-operating income, net                                          191            142            415            223
    Gain (loss) on investments, net                                    146              9            128           (319)
    Interest expense                                                  (773)          (893)        (1,571)        (1,847)
                                                                  -----------------------------------------------------
Income before income taxes, discontinued
    operations and cumulative effect of change in accounting         4,589          1,655          8,282          4,727
Income tax provision                                                (1,709)          (611)        (3,090)        (1,752)
                                                                  -----------------------------------------------------
Income from continuing operations                                    2,880          1,044          5,193          2,975

Income from discontinued operations, net of
    income taxes                                                        --             --             --         22,628
Cumulative effect of a change in accounting,
   net of income taxes                                                  --             --             --            (76)
                                                                  -----------------------------------------------------
Net income                                                        $  2,880       $  1,044       $  5,193       $ 25,527
                                                                  =====================================================

Net income per share, basic
     Continuing operations                                        $   0.38       $   0.14       $   0.68       $   0.39
     Discontinued operations, net of income taxes                       --             --             --           2.99
     Cumulative effect of a change in accounting,
          net of income taxes                                           --             --             --          (0.01)
                                                                  -----------------------------------------------------
 Total net income per share, basic                                $   0.38       $   0.14       $   0.68       $   3.37
                                                                  =====================================================

Net income per share, diluted
     Continuing operations                                        $   0.38       $   0.14       $   0.68       $   0.39
     Discontinued operations, net of income taxes                       --             --             --           2.98
     Cumulative effect of a change in accounting,
          net of income taxes                                           --             --             --          (0.01)
                                                                  -----------------------------------------------------
 Total net income per share, diluted                              $   0.38       $   0.14       $   0.68       $   3.36
                                                                  =====================================================

Weighted average shares outstanding, basic                           7,609          7,575          7,608          7,570
                                                                  =====================================================
Weighted average shares, diluted                                     7,658          7,606          7,656          7,594
                                                                  =====================================================

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                Six Months Ended
                                                                    June 30,
                                                               2004          2003
                                                            -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income from continuing operations                         $  5,193       $  2,975
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                              8,726          8,145
     Amortization                                                  6              3
   Deferred income taxes                                       2,815          1,683
   Gain on investments                                            --           (161)
   (Income) loss from patronage and equity investments          (236)           288
   Loss on disposal of equipment                                 133             29
   Other                                                         (75)           (20)
  Changes in current assets and liabilities:
   (Increase) decrease in:
        Accounts receivable                                   (1,151)         2,195
        Materials and supplies                                  (262)            54
   Increase (decrease) in:
        Accounts payable                                         494           (460)
        Other prepaids, deferrals and accruals                (1,930)           986
                                                            -----------------------
Net cash provided by operating activities                     13,713         15,717

Cash Flows from Investing Activities
  Purchases of property, plant and equipment                  (5,489)        (4,284)
  Purchases of other investments                                (479)          (384)
  Proceeds from investment activities                            278            513
  Proceeds from disposal of assets                                29             33
                                                            -----------------------
Net cash used in investing activities                         (5,661)        (4,122)

Cash Flows from Financing Activities
  Payments on long-term debt and revolving loan               (2,100)       (10,136)
  Proceeds from issuance of common stock upon
    exercise of stock options                                    283            317
                                                            -----------------------
Net cash used in financing activities                         (1,817)        (9,819)
                                                            -----------------------
Net cash provided by continuing operations                     6,235          1,776

Net cash provided by discontinued operations                      --         27,750
                                                            -----------------------
Net increase in cash and cash equivalents                      6,235         29,526

Cash and Cash Equivalents
  Beginning                                                   28,696          2,209
                                                            -----------------------
  Ending                                                    $ 34,931       $ 31,735
                                                            =======================

Cash paid for:
         Interest paid                                      $  1,585       $  1,911
         Income taxes (net of refunds)                      $    491       $  7,085

Other non-cash transactions:
The Company received but has not paid for equipment with a cost of $3.1 million and $0.1 million as of June 30, 2004and 2003 repectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands)

                                                                                       Accumulated
                                                                                          Other
                                                            Common         Retained    Comprehensive
                                               Shares        Stock         Earnings    Income (Loss)       Total
                                              --------------------------------------------------------------------
Balance, December 31, 2002                     7,552        $5,246        $  71,335         $ (4)        $  76,577

  Comprehensive income:
   Net income                                     --            --           32,074           --            32,074
   Net unrealized change in
      securities available-for-sale,
      net of tax of $ (18)                        --            --               --           30                30
                                                                                                         ---------
        Total comprehensive income                                                                          32,104

 Dividends declared ($ 0.39 per share)            --            --           (2,960)          --            (2,960)
  Common stock issued through the
      exercise of stock options
      and stock grants                            41           487               --           --               487
                                              --------------------------------------------------------------------
Balance, December 31, 2003                     7,593        $5,733        $ 100,449         $ 26         $ 106,208

(unaudited) Comprehensive income:
   Net income                                     --            --            5,193           --             5,193
   Net unrealized change in securities
     available-for-sale, net of tax $1            --            --               --           (2)               (2)
                                                                                            ----------------------
        Total comprehensive income                                                                           5,191

Common stock issued through the
      exercise of stock options                   19           283               --           --               283
                                              --------------------------------------------------------------------
Balance, June 30, 2004                         7,612        $6,016        $ 105,642         $ 24         $ 111,682
                                              ====================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The interim condensed consolidated financial statements of Shenandoah Telecommunications Company and Subsidiaries (collectively, the "Company") are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein. All such adjustments were of a normal and recurring nature. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The balance sheet information at December 31, 2003 was derived from the audited December 31, 2003 consolidated balance sheet.

2. Operating revenues and income from continuing operations and discontinued operations for any interim period are not necessarily indicative of results that may be expected for the entire year.

3. To account for its stock options granted under the Company Stock Incentive Plan (the "Plan"), the Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 issued in March 2000. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123.

Grants of options under the Plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized under the Plan for years prior to the 2004 grants. In 2004, the Company issued tandem awards of stock options and stock appreciation rights. As a result of the tandem awards, the Company recognized compensation expense for the vested portion of the awards, which totaled $26 thousand for the second quarter of 2004. Had compensation expense been recorded for the options based on fair values of the awards at the grant date (the method prescribed in SFAS No.
123), reported net income and earnings per share would have been reduced to the pro forma amounts shown in the following table for the three and six months ended June 30:

             (in thousands, except               Three Months Ended                 Six Months Ended
              per share amounts)                      June 30,                          June 30,
                                             -------------------------------------------------------------
Net Income                                      2004             2003             2004             2003
     As reported                             $    2,880       $    1,044       $    5,193       $   25,527
     Pro forma                                    2,846              989            5,128           25,419

Earnings per share, basic and diluted
     As reported, basic                      $     0.38       $     0.14       $     0.68       $     3.37
     As reported, diluted                          0.38             0.14             0.68             3.36
     Pro forma, basic                              0.37             0.13             0.67             3.36
     Pro forma, diluted                      $     0.37       $     0.13       $     0.67       $     3.36

4. Basic net income per share was computed on the weighted average number of shares outstanding. Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options. There were no adjustments to net income in the computation of dilutive net income per share for any period.

5. The Company has identified ten reporting segments based on the products and services each provides. Each segment is managed and evaluated separately because of diverse technologies and marketing strategies. A summary of unaudited external operating revenues (revenues generated from outside customers or subscribers), internal operating revenues (revenues generated between the Company's operating segments), operating income (loss), and net income (loss) of each segment is as follows for the three months ended June 30, 2004 and June 30, 2003.

                        Three Months Ended June 30, 2004

                                                                Operating
In thousands (unaudited)          External      Internal          Income       Net Income
                                  Revenues      Revenues          (loss)          (loss)
                                 --------------------------------------------------------
Holding                           $    --        $    --         $  (421)        $  (152)
PCS                                19,913             --           1,832             896
Telephone                           5,986            883           2,717           1,713
ShenTel Service                     1,657             76             176              80
Cable TV                            1,103              9              90               7
Mobile                                766            325             494             250
Long Distance                         349            336              79              50
Network                               170             29             127              80
ShenTel Communications                 17             --             (68)            (43)
Leasing                                 2             --              (1)             (1)
                                  ------------------------------------------------------
Combined totals                    29,963         1, 658           5,025           2,880
Inter-segment eliminations             --         (1,658)             --              --
                                  ------------------------------------------------------
Consolidated totals               $29,963        $    --         $ 5,025         $ 2,880
                                  ======================================================

                        Three Months Ended June 30, 2003

                                                                Operating
In thousands (unaudited)         External        Internal         Income       Net Income
                                 Revenues        Revenues         (loss)         (loss)
                                 --------------------------------------------------------
Holding                           $    --        $    --         $  (173)        $   110
PCS                                16,056              1            (426)           (788)
Telephone                           4,685            764           1,911           1,135
ShenTel Service                     1,747             75             284             150
Cable TV                            1,109              1             215              45
Mobile                                713            305             364             252
Long Distance                         330             --              80              51
Network                               185             39             149              92
ShenTel Communications                 15             --              (6)             (4)
Leasing                                 4             --               1               1
                                  ------------------------------------------------------
Combined totals                    24,844          1,185           2,399           1,044
Inter-segment eliminations             --         (1,185)             (1)             --
                                  ------------------------------------------------------
Consolidated totals               $24,844        $    --         $ 2,398         $ 1,044
                                  ======================================================

A summary of unaudited external operating revenues (revenues generated from outside customers or subscribers), internal operating revenues (revenues generated between the Company's operating segments), operating income (loss), income (loss) from continuing operations, income (loss) from discontinued operations, cumulative effect of accounting change, and net income (loss) of each segment is as follows for the six months ended June 30, 2004 and June 30, 2003.

                                                    Six Months Ended June 30, 2004
                        -------------------------------------------------------------------------------------------
                                                                Net Income         Income
                                                   Operating   (loss) from      (loss) from
In thousands            External     Internal        Income     continuing      discontinued    Cum.     Net Income
(unaudited)             Revenues     Revenues        (loss)     operations       operations    effect      (loss)
-------------------------------------------------------------------------------------------------------------------
Holding                  $    --      $    --       $  (949)      $  (452)            --         --       $   (452)
PCS                       38,134            1         2,995         1,380             --         --          1,380
Telephone                 11,532        1,815         5,325         3,302             --         --          3,302
ShenTel Service            3,345          153           394           185             --         --            185
Cable TV                   2,207           15           272            77             --         --             77
Mobile                     1,498          645           956           500             --         --            500
Long Distance                687          668           128            82             --         --             82
Network                      331           67           256           160             --         --            160
ShenTel                                    --
  Communications              34                        (64)          (40)            --         --            (40)
Leasing                        4           --            (2)           (1)            --         --             (1)
                         -----------------------------------------------------------------------------------------
Combined totals           57,772        3,364         9,311         5,193             --         --          5,193
Inter-segment
   eliminations               --       (3,364)           --            --             --         --             --
                         -----------------------------------------------------------------------------------------
Consolidated totals      $57,772      $    --       $ 9,311       $ 5,193             --         --       $  5,193
                         =========================================================================================

                                                        Six Months Ended June 30, 2003
                        -------------------------------------------------------------------------------------------
                                                                Net Income       Income
                                                   Operating   (loss) from    (loss) from
In thousands            External     Internal        Income     continuing    discontinued     Cum.      Net Income
(unaudited)             Revenues     Revenues        (loss)     operations     operations     Effect       (loss)
-------------------------------------------------------------------------------------------------------------------
Holding                  $    --      $    --       $  (313)      $    63       $     --       $ --       $     63
PCS                       31,032           --          (731)       (1,472)            --         --         (1,472)
Telephone                 10,688        1,498         5,484         3,297             12         --          3,309
ShenTel Service            3,406          155           654           359             --         --            359
Cable TV                   2,206            2           461           118             --         --            118
Mobile                     1,371          605           744           246         22,628        (76)        22,798
Long Distance                671          127           286           182             --         --            182
Network                      383           70           304           188             --         --            188
ShenTel
  Communications              26            1           (14)           (8)            --         --             (8)
Leasing                        8           --             2             2             --         --              2
                         -----------------------------------------------------------------------------------------
Combined totals           49,791        2,458         6,877         2,975         22,640        (76)        25,539
Inter-segment
   eliminations               --       (2,458)         (207)           --            (12)        --            (12)
                         -----------------------------------------------------------------------------------------
Consolidated totals      $49,791      $    --       $ 6,670       $ 2,975       $ 22,628       $ 76       $ 25,527
                         =========================================================================================

The Company's assets by segment as of June 30, 2004, December 31, 2003, and June 30, 2003 are as follows:

In thousands                     June 30,     December 31,       June 30,
(unaudited)                        2004           2003             2003
                                -----------------------------------------

Holding                         $ 143,813       $ 141,658       $ 142,828
PCS                                74,430          68,773          67,811
Telephone                          61,747          57,533          57,903
ShenTel Service                     6,957           6,721           6,365
Cable TV                           10,230          10,340          10,782
Mobile                             18,813          18,396          16,826
Long Distance                         934             808             570
Network                             1,807           1,557           1,284
ShenTel Communications                 43              78             110
Leasing                               187             188             187
                                -----------------------------------------
Combined totals                   318,961         306,052         304,666
Inter-segment eliminations       (124,873)       (120,688)       (117,418)
                                -----------------------------------------
Consolidated totals             $ 194,088       $ 185,364       $ 187,248
                                =========================================

6. Comprehensive income includes net income along with net unrealized gains and losses on the Company's available-for-sale investments. Following is a summary of comprehensive income for the periods indicated:

                                  Three Months Ended        Six Months Ended
In thousands (unaudited)               June 30,                 June 30,
                                  ---------------------------------------------

                                   2004        2003         2004          2003
                                  ---------------------------------------------
Net income                        $2,880      $1,044      $ 5,193       $25,527
Net unrealized income (loss)          --          33           (2)           21
                                  ---------------------------------------------
Comprehensive income              $2,880      $1,077      $ 5,191       $25,548
                                  =============================================

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

                                                        Three Months Ended       Six Months Ended
                                                              June 30,               June 30,
                                                        ------------------------------------------
In thousands (unaudited)                                  2004        2003        2004        2003
--------------------------------------------------------------------------------------------------
Net periodic benefit cost recognized:
      Service cost                                       $ 166       $ 133       $ 332       $ 255
      Interest cost                                        189         163         378         317
      Expected return                                     (135)       (135)       (270)       (270)
      Amortization of unrecognized transition asset         (2)        (12)         (4)        (19)
      Recognized gains or losses                            16           8          32          16
      Prior service cost recognized                         17          15          34          23
                                                         -----------------------------------------
Total                                                    $ 251       $ 172       $ 502       $ 322
                                                         =========================================

The Company's contribution to the pension plan for 2004 was $2.0 million, which was contributed on April 30, 2004, of which $0.1 million was a required contribution.

10. As a result of the previously reported February 2003 sale of the Company's cellular operation, the Company reflected those operations and the sales proceeds as discontinued operations in the 2003 first quarter results. Of the sales price, $5.0 million has been held in escrow and is now reflected as a current asset under "Prepaid expenses and other" line on the accompanying balance sheet, as of June 30, 2004. The Company expects to receive the entire $5.0 million on or about February 28, 2005.

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

      Unless indicated otherwise, dollar amounts fifty thousand and over have been rounded to the nearest hundred thousand dollars and dollar amounts of less than fifty thousand have been rounded to the nearest thousand dollars.

Overview

Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its nine wholly owned subsidiaries. These subsidiaries provide local exchange telephone services, and wireless personal communications services ("PCS"), as well as cable television, paging, Internet access, long distance, fiber optics facilities, and leased tower facilities. The Company is the exclusive provider of wireless mobility communications network products and services under the Sprint brand from Harrisonburg, Virginia to Harrisburg, York and Altoona, Pennsylvania. The Company refers to the Hagerstown, Maryland; Martinsburg, West Virginia; and Harrisonburg and Winchester, Virginia markets as its Quad State markets. The Company refers to the Altoona, Harrisburg, and York, Pennsylvania markets as its Central Penn markets. Competitive local exchange carrier ("CLEC") services were established on a limited basis in Virginia, during 2002. In addition, the Company sells and leases equipment, mainly related to services it provides, and participates in emerging services and technologies by direct investment in non-affiliated companies.

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

                                                                           Three Months Ended
                                                     ------------------------------------------------------------
(Unaudited)                                          Jun. 30,     Mar. 31,     Dec. 31,    Sept. 30,     Jun. 30,
                                                       2004         2004         2003        2003          2003
                                                     ------------------------------------------------------------
Telephone Access Lines                                24,867       24,901       24,877       24,951       24,972
Cable Television Subscribers                           8,709        8,701        8,696        8,796        8,750
Dial-up Internet Subscribers                          16,422       17,063       17,420       17,616       17,798
DSL Subscribers                                        1,856        1,637        1,298        1,163        1,080
Retail PCS Subscribers                                94,475       89,632       85,139       81,015       77,398
Wholesale PCS Users (1)                               18,059       16,349       12,858        7,531        4,690
Paging Subscribers                                     1,782        1,862        1,989        2,107        2,315
Long Distance Subscribers                              9,559        9,542        9,526        9,517        9,520
Fiber Route Miles                                        554          552          552          552          552
Total Fiber Miles                                     28,770       28,743       28,740       28,740       28,739
Wholesale PCS Minutes (000)                           10,373        8,492        4,974        3,207        2,303
Long Distance Calls (000) (2)                          6,228        5,821        5,851        6,078        5,001
Total Switched Access Minutes (000)                   60,874       58,099       55,932       54,349       51,124
Originating Switched Access MOU (000)                 18,280       18,252       17,829       18,285       18,343
Employees (full time equivalents)                        284          272          268          264          266
CDMA Base Stations (sites)                               257          257          253          248          246
Towers (100 foot and over)                                78           78           77           76           73
Towers (under 100 foot)                                   10           11           11           10           10

(See note (3) for definitions of terms)
PCS Market POPS (000)                                  2,048        2,048        2,048        2,048        2,048
PCS Covered POPS (000)                                 1,610        1,585        1,581        1,581        1,574
PCS Average Revenue Per User (ARPU) (ex. Travel)     $ 50.63      $ 50.38      $ 52.05      $ 55.09      $ 52.84
PCS Travel Revenue per subscriber (4)                $ 20.12      $ 18.20      $ 20.84      $ 16.50      $ 17.18
PCS Ave. Management Fee per subscriber               $  4.06      $  4.07      $  4.02      $  4.62      $  4.58
PCS Ave. Monthly Churn %                                 1.9%         2.2%         2.3%         2.4%         2.1%
PCS Cost Per Gross Addition (CPGA)                   $428.19      $371.49      $387.47      $418.22      $376.98
PCS Cash Cost Per User (CCPU) (4)                    $ 37.78      $ 38.57      $ 36.31      $ 40.05      $ 44.23

(1) - Wholesale Digital PCS Users are private label subscribers based in the Company's wireless network service area.

(2) - Originated by customers of the Company's Telephone subsidiary

(3) - POPS refers to the estimated population of a given geographic area. Market POPS are those within a market area, and Covered POPS are those covered by the network's service area. ARPU is revenue before travel, roaming revenue, and management fee, net of adjustments divided by average subscribers. PCS Travel revenue includes travel, roaming and wholesale revenue and is divided by the average number of subscribers. PCS Average management fee per subscriber is 8% of revenue retained by Sprint, excluding travel and wholesale revenue. PCS Ave. Monthly Churn is the average of three monthly calculations of deactivations (excluding returns less than 30 days) divided by beginning of period subscribers. CPGA includes selling costs, product costs, and advertising costs. CCPU includes network, customer care and other costs.

(4) - On a normalized basis, PCS travel revenue per subscriber in the fourth quarter of 2003 would have been $19.25 and PCS CCPU would have been approximately $38.66 taking into account the adjustments and true-ups recorded in December 2003.

Significant Transactions

As previously disclosed in a Form 8-K report filed with the SEC on May 26, 2004, the Company entered into an amendment to the Management Agreement with Sprint on May 24, 2004. The agreement is filed as an exhibit to this report. Under the terms of the agreement, the Company has agreed to participate in all new and renewed reseller agreements signed through December 31, 2006. Additionally, the Company signed a letter of agreement to participate in all existing Sprint reseller arrangements applicable to the Company's service area. In consideration for this participation, the Company received a reduction in the monthly fee per subscriber paid to Sprint for back office services and certain network services. The reduction per subscriber per month is $0.45 in 2004, $0.70 in 2005 and $0.95 in 2006, from the amounts agreed upon in the management agreement amendment dated January 2004.

As previously disclosed in a Form 8-K report filed with the SEC on May 26, 2004, the Company signed a contract with Lucent Technologies on May 21, 2004. The contract with Lucent provides for the Company to purchase up to $20 million of third generation (3G) CDMA2000 mobile network equipment in 2004. As part of the agreement, the Company has committed to use Lucent as its vendor of choice for all switching and base station requirements for its existing CDMA2000 mobile network through 2007.

On May 18, 2004, AT&T announced a five-year non-exclusive agreement with Sprint that will allow AT&T to sell wireless service that will be provided over Sprint's wireless network. AT&T announced that it intends to begin selling wireless service using the Sprint network later this year. The Company believes it should benefit from this relationship as a result of the amendment it signed with Sprint on May 24, 2004, discussed above, but is unable at this date to determine the extent of the potential benefit.

On June 1, 2004, the Company was informed by the Virginia Department of Transportation ("VDOT") that it was not the winning bidder for the new statewide 511 Travel contract effective February 2005. The Company is the current provider of 511 Travel to the Interstate 81 corridor under contract with VDOT through January 2005. The Company recorded $0.6 million in revenue for the six months ended June 30, 2004 from this contract.

On June 22, 2004, Sprint announced plans to deploy EV-DO (Evolution Data Optimized) technology across its PCS network to provide its customers average user speeds of 300-500 kilobits per second and peak rates of up to 2.4 Megabits per second for downloads. Sprint announced that it expects to deploy EV-DO in select markets in the second half of 2004 and the majority of the top U.S. metropolitan markets in 2005. The Company, as a PCS Affiliate of Sprint, is evaluating the impact of deploying EV-DO into its network, but has not yet determined the timing, cost or the extent of this deployment.

Results of Operations

Summary

The Company's three major lines of business are wireless, wireline and other businesses. Each of the three areas has unique issues and challenges that are critical to the understanding of the operations of the Company. The wireless business is made up of two different operations, the PCS operation and the tower business. The wireline business is made up of traditional telephone operations, a cable TV operation, fiber network leasing and a company that resells long-distance. Other businesses include the Company's Internet operation, the Interstate 81 corridor Travel 511 project, and the sales and service of telecommunications systems.

Since the mid 1990's, the principal source of the Company's revenues has shifted from traditional wireline revenues to wireless and other revenues. For the three months ended June 30, 2004, wireless revenues accounted for 69.0% of total revenues, wireline revenues accounted for 25.4% of total revenues, and other revenues accounted for 5.6% of total revenues. For the three months ended June 30, 2003, wireless revenues accounted for 67.5%, wireline revenues for 25.4% and other revenues for 7.1% of total revenues.

The Company's strategy is to expand its services and the geographic areas served. This strategy has been implemented primarily through enhancing the PCS network, through Call Division Multiple Access ("CDMA") technology, under the national brand of Sprint. The Company's efforts to market its services in the expanded PCS network area contributed to new subscribers purchasing phones and services, which continued to increase revenues during the three months ended June 30, 2004. The Company had 257 PCS CDMA base stations in service at June 30, 2004, compared to 246 base stations in service at June 30, 2003. This increase in base stations is primarily the result of supplementing network capacity and gradually extending coverage along highly traveled secondary roads in the Company's market areas.

The Company operates its wireless network as a PCS affiliate of Sprint. The Company receives revenues from Sprint for subscribers that obtain service in the Company's network coverage area and subscribers that use the Company's network when they travel. The Company relies on Sprint to provide timely, accurate and complete information for the Company to record the appropriate revenue and expenses for each financial period.

Through Sprint, the Company began receiving revenue from wholesale resellers of wireless PCS service in late 2002. These resellers pay a flat rate per minute of use for all traffic their subscribers generate on the Company's network. The Company's cost to handle this traffic is the incremental cost to provide the necessary network capacity.

The Sprint five-year non-exclusive wholesale agreement with AT&T, discussed above, may facilitate a significant increase in the wholesale minutes of use on the Company's wireless network. This potential for increased traffic, however, could require additional investment by the Company in expansion of its wireless network capacity.

For the third consecutive quarter, the Company's PCS operation recorded profitable operations, largely as a result of attainment by the PCS operation of a break-even level in the number of customers in the Company's service area. Achievement of the break-even level has enabled the Company to cover all fixed costs of operation in addition to the coverage of all variable costs . The

PCS operation achieved this level due to more favorable pricing from Sprint on customer care services, reduced bad debt expense, and a continued favorable net travel position.

The Company's net travel and wholesale roaming, including the long distance and 3G data portions of that traffic, increased to a $2.7 million receivable for the current quarter, compared to a $2.3 million receivable for the same quarter last year. The Company's travel receivable minutes increased 43.7% to 71.8 million and the travel payable minutes increased by 35.8% to 49.8 million, compared to the second quarter of 2003. The increases in travel minutes receivable and payable are primarily the result of an increase in usage of the Company's network facilities by subscribers based in other markets and growth in subscribers in the Company's markets.

On a per-subscriber basis, the Company's average of travel payable minutes increased to 176 minutes in the second quarter of 2004, which represented an increase of 28 minutes from second quarter of 2003. A continuation of this trend could negatively affect the results of the PCS operation and overall results of the Company absent any changes in the Company's arrangements with Sprint.

In the second quarter of 2004, the Company's average PCS customer turnover, or churn, rate decreased to 1.9%, compared to 2.1% in the second quarter of 2003. To date, Wireless Local Number Portability has not had a significant effect on the churn rate, although there is no certainty that the rate will not be affected in future periods. Bad debt expense has declined for the last five quarters due to the implementation of deposits and more restrictive credit policies. Bad debt expense for the PCS operation, as a percentage of service revenues, declined from 4.8% in the second quarter of 2003 to 1.4% in the second quarter of 2004. Although management continues to monitor receivables, collection efforts and new subscriber credit ratings, there is no certainty that the improving bad debt trend will continue in the future.

The Company has experienced a decline in ARPU, which it believes is the result of a lower rate plan mix in the first six months of 2004. If this trend continues, the Company expects a negative impact on ARPU, but a favorable impact on churn and bad debt expense.

The wireline business is made up of the Company's traditional telephony, cable TV, fiber network operations, yellow page directory and long-distance resale business. These businesses operate in a defined geographic area. The Company's primary service area for the telephone, cable TV and long-distance business is Shenandoah County, Virginia. The county is a rural area in northwestern Virginia, with a population of approximately 37,300 residents, which has increased by approximately 6,000 since 1990. The potential for significant numbers of additional customers in the current operating area is limited.

The Company's telephone access line count declined in the third and fourth quarters of 2003, increased by a net 24 lines in first quarter of 2004, and declined by 34 lines in the second quarter of 2004. The Company believes that the declines are attributable to the migration of traditional telephone lines to wireless and DSL services. Based on industry experience, the Company anticipates the trend of further access line declines may continue for the foreseeable future.

Other revenues are derived primarily from Internet services, which are provided through both dial-up and DSL high-speed service. The Company has experienced a decline in dial up subscriptions over the last year. Over the same period, customer desire for faster Internet connections has contributed to growth of almost 100% in revenues from the DSL service.

In the third quarter of 2004, the Company will begin offering compression technology to its dial-up Internet customers as part of its basic service. The compression technology offers download speeds of up to five times faster than traditional service for certain applications. This offering is intended to enhance the Internet experience of the dial-up subscriber base, particularly in areas where the Company cannot offer high-speed broadband access.

The Company is facing competition for revenues it generates in all lines of business, which may require the Company to differentiate itself from other providers through its service levels and evolving technologies that are more reliable and cost effective for the customer.

The Company continues to devote significant resources to comply with the various requirements of the Sarbanes-Oxley Act.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

General

Total revenues for the second quarter of 2004 were $30.0 million, which represented an increase of $5.1 million, or 20.6%, compared to $24.8 million for the second quarter of 2003. Total revenues include wireless revenue of $20.7 million, which increased by $3.9 million, or 23.3%; wireline revenues of $7.6 million, which increased by $1.3 million, or 20.6%; and other revenues of $1.7 million, which decreased $0.1 million from the second quarter of 2003. Operating income increased $2.6 million, to $5.0 million, compared to $2.4 million for the same period in 2003. Income per share from continuing operations, diluted was $0.38 cents per share for the 2004 second quarter, compared to $0.14 per share for the 2003 second quarter.

Revenues in the 2004 and 2003 quarters were affected by revenue adjustments occurring in other fiscal periods. The first adjustment resulted from the resolution of a $0.3 million revenue dispute, reported in the first quarter of 2004, which involved issuing several of the Company's inter-exchange carrier customers credit for $154 thousand and adjusting the remaining reserve of $146 thousand, through access revenues in second quarter of 2004. The results in the 2003 second quarter were affected by an adjustment of $1.5 million to reduce access revenues for disputed charges from two previous years involving inter-exchange carrier customers.

Revenues

Wireless revenues are primarily derived from the PCS business. As of June 30, 2004, the Company had 94,975 retail PCS subscribers. The PCS operation added 17,577 net retail subscribers since June 30, 2003, and 4,843 since March 31, 2004. Wireless service revenues were $12.7 million for the second quarter of 2004, which represented an increase of $2.0 million, or 15.8%, compared to $10.7 million for the second quarter of 2003. The Company's ARPU, exclusive of travel revenue, decreased 4.2% to $50.63 for the second quarter of 2004, from $52.84 for the second quarter of 2003. These changes in ARPU were primarily attributable to subscribers generating fewer minutes over plan usage and the popularity of additional Add-a-Phone SM plans, which dilute the per subscriber revenue.

PCS travel, wholesale and roaming revenues combined for the second quarter 2004 were $6.3 million, which represented a $1.4 million, or 28.5%, increase compared to the travel, wholesale and roaming revenue for the second quarter of 2003. The travel, wholesale and roaming revenue increase, which resulted from an increase in travel usage and growth in wholesale minutes, was offset in part by a decline in roaming usage for the same period.

PCS equipment sales increased $0.5 million, or 52.0%, to $0.9 million for the second quarter of 2004. The increase was primarily due to more subscribers upgrading their handsets to access new features provided with the service.

Wireline revenues were $7.6 million in the 2004 second quarter, which represented an increase of $1.3 million, or 20.6%, from the second quarter of 2003. Access revenue in the telephone business increased $1.3 million, due primarily to a reduction of $1.5 million for access revenue disputes recorded in revenue in the second quarter of 2003. Total switched minutes of use increased by 20.1% compared to the first quarter of 2003, but reflected the decrease in access rates and settlements from the National Exchange Carrier Association ("NECA") pools. The mix of wireless traffic to total traffic shifted from 31.0% for the second quarter of 2003 to 40.8% for the second quarter of 2004. This increase was primarily attributable to terminating traffic that comes into the Company's telephone network and is delivered to wireless users.

Other revenues of $1.7 million decreased $0.1 million compared to other revenues for the second quarter of 2003. Internet revenues increased $0.1 million, or 5.0%. The total subscriber base for the Company's dial-up and DSL Internet services was 18,278 as of June 30, 2004, compared to 18,878 as of June 30, 2003, a decrease of 3.2%. While DSL subscribers increased 776, or 71.9%, compared to the June 30, 2003 subscriber base, there was a decline of 1,376 dial-up subscribers, or 7.7%, from the level at June 30, 2003. The Company has experienced increased subscriber deactivations due to migration to competing high-speed Internet services in those areas where the Company does not offer a high-speed Internet access alternative.

The revenue from the Travel 511 contract with the Virginia Department of Transportation, which expires January 31, 2005, decreased by $0.1 million due to a lower price negotiated for the final year of the contract period.

Operating Expenses

Total operating expense for the second quarter of 2004 was $24.9 million, which represented an increase of $2.5 million, or 11.4%, compared to the second quarter of 2003. The higher operating expense was primarily attributable to an increase in the number of PCS subscribers, the expanded PCS network operation, and an increase in selling, general and administrative expenses. The effect of these factors was offset in part by a significant decline in bad debt expense.

Costs of goods and services were $3.0 million, which represented an increase of $0.4 million, or 14.1%, from the second quarter of 2003. This increase was due primarily to an increase in gross additions in the quarter, an increase of approximately $51 in the cost per gross additions, from $377 for the second quarter of 2003, to $428 for the second quarter of 2004, including action by current PCS customers to upgrade their handsets. During the second quarter of 2004, the Company added 10,201 gross new PCS subscribers compared to the 9,742 gross new subscribers it added in the second quarter of 2003. Existing subscribers are purchasing Company subsidized new handsets to replace their current handsets as new features become available, and new services are offered that are not available on earlier model handsets. The upgrade cost for the second quarter of 2004 was $0.5 million. Management anticipates the upgrade trend may continue, and may increase significantly, in future periods as wireless carriers offer subsidized handsets as an inducement for subscribers to extend the term of their service agreements.

The Company's cost per gross addition ("CPGA") in the PCS business for the second quarter of 2004 increased to $428.19, or 13.6%, from the second quarter of 2003, due to handset upgrade costs included in the CPGA measure. Cost of goods sold per gross addition basis contributed $21.39, or 5.7%, to the increase in the CPGA measure. Currently, the Company classifies 100% of the handset cost, including the costs of existing subscribers electing to up-grade their handsets, as a cost per gross addition.

Network operating costs for the second quarter of 2004 were $9.1 million, which represented an increase of $0.5 million, or 5.6%, compared to the second quarter of 2003. Increased travel costs of $1.0 million were offset in part by lower network costs of $0.3 million in the PCS operation and lower rental costs of $0.2 million for buildings and towers. The travel costs increased due to an increase in subscribers and an increase in the average travel minutes used by the Company's subscribers in the Sprint or Sprint affiliate markets not operated by the Company, to 176 minutes per month in the 2004-second quarter, from 148 minutes per month in the 2003-second quarter.

Depreciation and amortization expense for the 2004 second quarter was $4.4 million, which represented an increase of $0.3 million, or 6.5%, compared to $4.1 million for the second quarter of 2003, as new assets, primarily in the PCS and telephone operation, have been added to the networks.

Selling, general and administrative costs were $8.4 million, which represented an increase of $1.4 million, or 19.5%. Billing and customer care costs incurred in the PCS operation, primarily charges from Sprint, increased $0.4 million as a result of the increase in the total number of PCS subscribers, net of cost reductions obtained as part of amendments signed with Sprint on January 30, 2004 and May 24, 2004. Increased administrative staff and increases in wages and benefits for existing employees contributed $0.5 million in added costs compared to the second quarter of 2003. The Company has previously announced plans to increase staff to manage existing and future growth and for expanded reporting requirements. Additional costs incurred in connection with Sarbanes-Oxley compliance were $0.2 million in the second quarter of 2004. Selling and marketing expenses increased $0.3 million due to added internal sales staff, additional third party sales agents and expanded advertising efforts related to the new Shentel Pages phone book, which began selling advertising for its 2005 book in the later part of the second quarter. Bad debt expense decreased $0.4 million compared to the second quarter of 2003 primarily due to reduced PCS subscriber terminations for non-payment. PCS bad debt expense, net of recoveries, was 1.4% of total PCS service revenues in the second quarter of 2004; compared to 4.8% of total PCS service revenues in the second quarter of 2003.

In the Company's PCS operation, cash cost per user ("CCPU") for the second quarter of 2004 declined to $37.78, which represented a 14.6% decrease from the second quarter of 2003. The change was primarily the result of the amendments to the Company management contract with Sprint that were signed on January 30, 2004 and May 24, 2004, and economies of scale due to an increase of 22.4% in the average number of customers over the second quarter of 2003.

Other Income (Expense)

Gains on external investments totaled $146 thousand in the second quarter of 2004, compared to a nominal gain in the second quarter of 2003. Second quarter 2004 interest expense decreased by $0.1 million, or 16.5%, a result of decreased borrowing levels compared to the second quarter of 2003. The Company's total debt as of June 30, 2004 was $41.2 million, compared to $45.4 million as of June 30, 2003 and $43.3 million as of December 31, 2003.

Income before income taxes, discontinued operations and cumulative effect of accounting changes was $4.6 million, which represented an increase of $2.9 million from the $1.7 million reported for the second quarter of 2003.

Income from continuing operations was $2.8 million for the second quarter of 2004, compared to $1.0 million for the second quarter 2003, which represented an increase of $1.8 million.

The results of discontinued operations in 2003 were from the VA 10 RSA limited partnership, which was sold in February 2003. There were no discontinued operations in the second quarter of 2004 or 2003. The Company's 2004 second quarter net income was $2.8 million compared to $1.0 million in 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

General

Total revenues for the six months ended June 30, 2004 (the "2004 six-month period") was $57.8 million, which represented an increase of $8.0 million, or 16.0%, compared to $49.8 million for the six months ended June 30, 2003 (the "2003 six-month period"). Total revenues for the 2004 six-month period include wireless revenue of $39.6 million, which increased by $7.2 million, or 22.3%; wireline revenues of $14.8 million, which increased by $0.8 million, or 5.8%; and other revenues of $3.4 million, which were essentially unchanged for the 2003 six month period. Operating income increased $2.6 million, to $9.3 million, compared to $6.7 million for the same period in 2003. Income per share from continuing operations, diluted was $0.68 cents per share for the 2004 six-month period, compared to $0.39 per share for the same period of 2003.

The 2003 six-month period includes a reduction in wireline revenue of $1.5 million, which related to access revenue recorded in prior periods that was disputed by interexchange carrier customers.

Revenues

Wireless service revenues were $24.7 million for the 2004 six-month period, which represented an increase of $4.1 million, or 19.8%, compared to $20.6 million for same period of 2003. The Company's average customer base increased by 24.4% in 2004, compared to the same period of 2003. The ARPU exclusive of travel revenue has decreased as a result of the implementation of a significant number of Add-a-Phone SM customer plans, which generate significantly lower revenues than the normal customer base. Management is monitoring the add-a-phone sales, which have negatively affected the ARPU of the PCS operation.

PCS travel, wholesale and roaming revenue combined for the 2004 six-month period were $11.7 million, which represented a $2.2 million, or 22.8%, increase compared to the travel, wholesale and roaming revenue for the 2003 six-month period. The travel, wholesale and roaming revenue increase resulted from an increase in travel usage and the growth of wholesale minutes, the effect of which was offset in part by a decline in roaming usage for the same period.

PCS equipment sales increased $0.8 million, or 103.0% to $1.7 million for 2004 six-month period. The increase was primarily due to an increase in gross additions and in the number of subscribers replacing phones and upgrading their handsets to access added features provided with the service.

Wireline revenues were $14.8 million in the 2004 six-month period, which represented an increase of $0.8 million, or 5.8%, from the 2003 six-month period. Access revenue in the telephone business increased $1.1 million, due primarily to a recorded reduction in revenue of $1.5 million in 2003 related to a dispute with inter-exchange carriers. Total switched minutes of use increased 20.1% in the 2004 six-month period, compared to the 2003 six-month period. The increased traffic, which is primarily due to wireless traffic over the Company's telephone subsidiary's network, is billed at a lower rate.

Other revenues of $3.4 million decreased $0.1 million compared to the 2003 six-month period other revenues. Internet revenues increased $0.1 million, or 4.0%, while 511 Travel revenue and other equipment sales and service revenues decreased $0.2 million from the 2003 six-month period. The Company was informed by the Virginia Department of Transportation in the second quarter of 2004 that the Company's contract for the 511 Virginia travel business would not be renewed beyond the term of the existing contract, which extends through January 2005.

Operating Expenses

Total operating expense for the 2004 six-month period was $48.5 million, which represented an increase of $5.4 million, or 12.4%, compared to the 2003 six-month period. The higher operating expense was primarily attributable to an increase in the number of PCS subscribers; the expanded PCS network operation, and an increase in selling, general and administrative expenses. The effect of these factors was offset in part by a significant decline in bad debt expense.

Costs of goods and services were $6.0 million for the 2004 six-month period, which represented an increase of $1.0 million, or 20.7%, from the 2003 six-month period. This increase was due primarily to an increase in the number of PCS gross subscriber additions, higher cost per gross additions and action by current PCS customers to upgrade their handsets.

Network operating costs for the 2004 six-month period were $17.4 million, which represented an increase of $0.9 million, or 5.5%, compared to the same period of 2003. Increased travel costs of $1.7 million were offset in part by lower other network costs of $0.7 million in the PCS operation. The travel costs increased due to an increase in PCS subscribers and an increase in the average minutes of use for travel by the Company's subscribers.

Depreciation and amortization expense for the 2004 six-month period was $8.7 million, which represented an increase of $0.6 million, or 7.2%, compared to $8.1 million for the 2003 six-month period, as new assets, primarily in the PCS and telephone operation, have been added to the networks.

Selling, general and administrative costs were $16.3 million, which represented an increase of $2.8 million, or 20.9%. Billing and customer care costs incurred in the PCS operation, primarily charges from Sprint, increased $0.6 million as a result of the increase in the total number of PCS subscribers, net of cost reductions obtained as part of the amendments signed with Sprint on January 30, 2004 and May 24, 2004. Increased administrative staff and increases in wages and benefits for existing employees contributed $0.5 million in added costs compared to the first six months of 2003. Additional costs incurred in connection with Sarbanes-Oxley compliance were $0.7 million for the 2004 six-month period. Selling and marketing expenses increased $0.9 million due to added internal sales staff and expanded advertising efforts on the new Shentel Pages phone book introduced in early 2004. Bad debt expense decreased $0.6 million as a result of reduced PCS subscriber terminations for non-payment, which were attributable to an improved credit profile of the subscriber base in the Company's operating area.

Other Income (Expense)

Gains on external investments totaled $128 thousand in the 2004 six-month period, compared to a $0.3 million loss for the 2003 six-month period. Interest expense decreased $0.3 million, or 15.0%, in the 2004 six-month period compared to the 2003 six-month period, a result of decreased borrowing levels.

Income before income taxes, discontinued operations and cumulative effect of accounting changes was $8.3 million in the 2004 six-month period, which represented an increase of $3.6 million from the $4.7 million reported for the 2003 six-month period.

Income from continuing operations increased $2.2 million, or 74.6%, to $5.2 million for the 2004 six-month period from $3.0 million for the 2003 six-month period.

The results of discontinued operations in 2003 were from the VA 10 RSA limited partnership, which was sold in February 2003. Income from discontinued operations, net of the tax effect of the transaction, was $22.6 million in the 2003 six-month period. There were no discontinued operations in the 2004 six-month period.

The Company adopted Statement of Financial Accounting Standards No. 143, "Accounting of Asset Retirement Obligations," effective January 1, 2003, and as a result, recorded a charge to earnings for the cumulative effect of this change in accounting of $76 thousand after taxes in the 2003 six-month period.

The Company's net income for the 2004 six-month period was $5.2 million compared to $25.5 million for the 2003 six-month period.

Investments In Non-Affiliated Companies

The Company participates in emerging technologies by investing in entities that invest in start-up companies. This includes indirect participation through capital venture funds of South Atlantic Venture Fund III, South Atlantic Private Equity IV, Dolphin Communications Parallel Fund, Dolphin Communications Fund II and Burton Partnership. The Company also participates by direct investment in privately held companies. Currently the Company's only direct investment is in NTC Communications, a provider of voice, video and data connections to off-campus student housing properties at universities and colleges. For those investments that eventually become publicly-traded, the Company evaluates whether to hold or sell parts or all of each investment on an individual basis.

As of June 30, 2004, the Company held shares in two companies that are publicly-traded, with the following market values: $49 thousand in Net IQ
(NTIQ), with 3,744 shares held, and $146 thousand in Deutsche Telekom, AG (DT), with 8,219 shares held.

Liquidity And Capital Resources

The Company generated $16.8 million in cash from operations in the 2004 six-month period, compared to $15.8 million in the 2003 six-month period. During the second quarter of 2004, the Company contributed $2.0 million in cash to the Company's defined benefit pension plan, of which $0.1 million was a mandatory contribution. This disbursement is reflected as a component of the "other prepaids, deferrals and accruals" line of the cash flows from operating activities, appearing elsewhere in this report.

The Company expects that operations may continue to generate positive cash flows as PCS operations continue to improve and the number of subscribers continues to increase. The Company may liquidate some of its short-term investments, to pay for new equipment purchased from Lucent during the current year, under the $20 million equipment purchase contract signed in the second quarter of 2004.

As of June 30, 2004, the Company's total debt was $41.2 million, with an annualized overall weighted average interest rate of approximately 7.5%. As of June 30, 2004, the Company was in compliance with the covenants in its credit agreements.

The Company is obligated to make future payments under various contracts, including amounts pursuant to its various long-term debt facilities, and non-cancelable operating lease agreements for retail space, tower space and cell sites.

Capital expenditures budgeted for 2004 total approximately $34 million, including approximately $24.3 million for additional PCS base stations, additional towers, additional sites, and switch upgrades to enhance the PCS network, and approximately $5 million to the telephone operation. An additional $5 million will be expended for building renovations, vehicles, office equipment, and other miscellaneous capital needs including the renovation to the Shentel Center in Edinburg, Virginia, which will house the Company's corporate offices. The Company has increased its capital budget for 2004 by $1.3 million to provide funds for new site acquisitions in preparation to improve and expand the coverage of the PCS network. This funding will cover the initial site identification costs.

For the 2004 six-month period, the Company spent $5.5 million in capital projects. Management anticipates its spending will accelerate during the third quarter of 2004, as a significant number of the base station replacements occur during that period

The Company expects to generate adequate cash to meet its short-term and long-term cash needs, including working capital requirements, capital projects and debt payments, and dividend payments, from cash on hand, operating cash flow, and amounts expected to be available under the Company's existing financing facility. The Company may, at its election, liquidate some of its investments to generate additional cash for its capital needs.

Risks

The Company is one of eleven PCS Affiliates of Sprint, and accordingly, is affected by decisions and requirements adopted by Sprint in regard to its wireless operation. Management continually reviews its relationship with Sprint in light of new developments and requirements.

The Company is dependent on Sprint for the reporting of a significant majority of PCS revenues, particularly travel and service revenue. Controls and processes are continually refined, so the Company can monitor, review, test, and validate information being reported to the Company by Sprint. It is the Company's policy to estimate and reflect the information supplied by Sprint in the financial statements in the applicable fiscal periods. Corrections, if any, are made no earlier than the period in which the parties agree to the corrections. The Company is at risk for reporting errors that may be made by Sprint.

The net balance of PCS travel revenue and expense, which is currently favorable to the Company, could change significantly due to changes in service plan offerings, changes in the travel settlement rate, changes in travel habits by the subscribers in the Company's market areas or other Sprint subscribers, and numerous other factors beyond the Company's control. The Company is continuing to monitor the financial strength of the other PCS Affiliates of Sprint, as their ability to maintain their segment of the Sprint network may affect the Company's ability to add new subscribers.

Wireless Local Number Portability ("WLNP") permits a subscriber to change wireless service providers in the same market area while retaining the subscriber's existing telephone number. This Federal Communications Commission mandate was effective November 24, 2003 in the 100 largest metropolitan areas and became effective in all areas of the United States on May 24, 2004. Although the initial impact of WLNP on the Company's operations appears to be immaterial, WLNP may have a significant future effect on the Company's operations. As a result of WLNP, portions of the PCS subscriber base may migrate to other wireless providers, thereby contributing to increased churn. Alternatively, the implementation of WLNP may allow the Company to attract additional subscribers from other wireless providers. To date, the impact of WLNP has been marginally favorable to the Company.

The Company has limited control over the service plans and marketing promotions offered by Sprint in the competitive wireless telecommunications industry. Sprint controls the marketing plans, advertising message and market promotions offered in the Company's market area. The plans and promotions offered may have a materially adverse effect on the Company's results of operations.

The Company relies on Sprint for the development of new products and services to remain competitive in the wireless industry. These services include text messaging, video, data transfer, and push-to-talk walkie-talkie features. If these services do not operate properly or if Sprint should not continue to develop new competitive products, the results could have a materially adverse impact on the results of the Company.

The Company is required to participate in national and regional third party distribution programs formulated and negotiated by Sprint. Sprint has entered into reseller agreements, which may affect the Company. These distribution and reseller programs may have an adverse impact on the Company's results.

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

The current competitive nature of the wireless industry may prompt major wireless providers to strive for financial improvements through industry consolidation. Such consolidation could include Sprint. It is not clear to what extent consolidation may occur or which companies may be involved, but certain consolidation transactions may have an adverse impact on the operating results and valuation of the Company's wireless operations.

The Company's telephone access revenue may be adversely impacted by legislative or regulatory actions that decrease access rates or exempt certain traffic from paying access or by industry trends that shift minutes from the Company's regulated telephone network. An unfavorable finding, trend or ruling may have an adverse effect on the Company's telephone operations.

There has been a trend for incumbent local exchange carriers to see a decrease in access lines due to the effect of wireless and wireline competition and the elimination of a second line dedicated to dial-up Internet as customers migrate to broadband connections. The Company has not seen a material reduction in its number of access lines to date. An acceleration of this trend could have a materially adverse effect on the Company's telephone operations in the future.

On May 24, 2004, Local Number Portability ("LNP") was implemented in the Company's local wireline service area. The Company's customers are able to retain their existing wireline phone number and use it to obtain service from a competing wireline or wireless provider in the service area. To date, there has been insignificant activity, but the Company cannot estimate the future impact of LNP on its telephone operations. If a significant number of customers disconnect the Company's service, such disconnections may have an adverse impact on the Company's telephone operating results.

The Company's revenue from fiber leases may be adversely affected by further erosion in demand or in price competition for these facilities. There is also the potential for additional bankruptcies of the Company's customers. The Company monitors each of its fiber lease customers closely to manage this risk.

The Company operates the cable television system in Shenandoah County, Virginia. The Company has seen increased competition from satellite providers that are larger and have cost advantages over the Company in programming procurement. The continued success of the satellite television providers may have an adverse impact on the Company's cable television results.

The Company may not be able to utilize all of its net operating loss carry forwards for taxes in certain states before they expire. As a result, the Company may have to write off some of its deferred tax assets, which could adversely affect its future cash position.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board, (the "FASB") issued FASB Interpretation No. 46 (revised December 2003),"Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in Variable Interest Entities created after December 31, 2003. For variable interests in Variable Interest Entities created before January 1, 2004, the Interpretation was applied beginning on January 1, 2004, except that the interpretation was required to be applied in the fourth quarter of 2003 for any Variable Interest Entities that were considered to be special purpose entities. For any Variable Interest Entities that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the Variable Interest Entities initially would be measured at their carrying amounts, with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company has determined the application of FIN 46R to Variable Interest Entities in which the Company has variable interests has no impact on the Company's consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which was effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise became effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

In December 2003, the FASB issued SFAS No.132(R). SFAS No.132(R) is a revision of SFAS No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No.132(R) is effective for financial statements with fiscal years ending after December 15, 2003. SFAS No.132(R) requires additional disclosures including information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. The objectives of the revisions are to provide qualitative information about the items in the financial statements, quantitative information about items recognized or disclosed in the financial statements, information that enables users of financial statements to assess the effect that pension plans and other post-retirement benefit plans have on entities' results of operations, and information to facilitate assessments of future earnings and cash flows. The Company has adopted this statement effective December 31, 2003. See note 9 to the financial statements appearing elsewhere in this report for the disclosures required by this pronouncement.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risks relate primarily to changes in interest rates on instruments held for other than trading purposes. The Company's interest rate risk involves three components, although only one is of any significance at this time. The first component is outstanding debt with variable rates. As of June 30, 2004, the Company's variable rate debt balance was zero. The Company has a variable rate line of credit totaling $0.5 million with SunTrust Bank. The Company's remaining debt has fixed rates through its maturity. A 10.0% decline in market interest rates would increase the fair value of the fixed rate debt by approximately $1.3 million, while the estimated current fair value of the fixed rate debt is approximately $39.9 million.

The second component of interest rate risk is temporary excess cash, primarily invested in overnight repurchase agreements and short-term certificates of deposit and money market funds. The Company currently has approximately $23.7 million of cash equivalents in money market funds, which are accruing interest at rates of approximately 1% per year. The cash is currently in short-term investment vehicles that have limited interest rate risk. Management continues to evaluate the most beneficial use of these funds.

The third component of interest rate risk is marked increases in interest rates, which may adversely affect the rate at which the Company may borrow funds for growth in the future. Although this risk is real, it is not significant at this time as the Company has adequate cash for operations, payment of debt and near-term capital projects.

Management does not view market risk as having a significant impact on the Company's results of operations, although future results could be adversely affected if interest rates were to escalate markedly and the Company required external financing. Since the Company does not currently have significant investments in publicly traded stock, there is limited risk related to the Company's available-for-sale securities. General economic conditions affected by regulatory changes, competition or other external influences may play a higher risk to the Company's overall results.

As of June 30, 2004, the Company had $7.9 million invested in privately-held companies directly or through investments with portfolio managers. Most of the companies are at an early stage of development, and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability. The Company's market risk is limited to the funds previously invested and an additional $1.3 million committed under contracts the Company has signed with portfolio managers.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management, with the participation of its Chief Executive Officer, who is the Company's principal executive officer, and its Chief Financial Officer, who is the Company's principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to Shenandoah Telecommunications Company, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934.

During the second fiscal quarter of 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

Under our agreements with Sprint, Sprint provides us with billing, collections, customer care, certain network operations and other back office services for the PCS operation. As a result, Sprint remits to the Company approximately 63% of the Company's total revenues based on the results of the 2004 second quarter, while approximately 44% of the expenses reflected in the Company's consolidated financial statements relate to charges by or through Sprint for expenses such as billing, collections and customer care, roaming expense, long-distance, and travel. Due to this relationship, the Company necessarily relies on Sprint to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivable, which underlie a substantial portion of our periodic financial statements and other financial disclosures.

Information provided by Sprint includes reports regarding the subscriber accounts receivable in our markets. Sprint provides us monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level. We review these various reports to identify discrepancies or errors. However, under our agreements with Sprint, we are entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 8% of revenue retained by Sprint. Because of our reliance on Sprint for financial information, we must depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint's other PCS affiliate network partners. To address this issue, Sprint engages its independent auditors to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70 ("SAS 70 reports"). The report is provided to us annually and covers a twelve-month period from October to September. The most recent report indicated there were no issues which would adversely affect the information used to support the recording of the revenues and expenses provided by Sprint related to our relationship with them.

In connection with the requirements imposed under Section 404 of the Sarbanes-Oxley Act of 2002, we have retained an outside consulting firm to assist us in reviewing, documenting, and improving our internal control processes and intend to engage a regional accounting firm to assist in the testing of these controls.

The Company dedicated significant resources during the second quarter of 2004 in preparing for the conversion of its PCS point of sale system. The conversion will involve a change from a stand-alone, Company-hosted system, to a system hosted by Sprint that is integrated into the Sprint PCS billing system. Through this integration, the Company has eliminated several points of multiple data entry, thereby reducing the risk of error, and enhancing internal control, while improving the sales process. The new system was placed in service during mid-July 2004.

As part of the preparation for meeting the requirements of Section 404 of the Sarbanes-Oxley Act, the Company has spent time formalizing and further documenting existing internal controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

ITEM 4. Submissions of Matters to a Vote of Security Holders set forth below:

      (a) The Company held its 2004 annual meeting of shareholders on April 20, 2004.

      (c) The following sets forth information regarding the election of Directors at the 2004 annual meeting, which was the only matter voted upon at the 2004 annual meeting. There were 7,604,257 shares of common stock outstanding as of the record date for, and entitled to vote at, the 2004 annual meeting, of which 5,666,479 shares were present in person or by proxy, and constituted a quorum.

      The shareholders approved a proposal to elect each of the three nominees to the board of directors for a three-year term, which will expire at the annual meeting of shareholders in 2007. The tabulation of votes on this proposal is as follows:

        NOMINEE                          FOR                    WITHHELD

        Christopher E. French            5,642,403              24,076
        Dale S. Lam                      5,627,289              39,190
        James E. Zerkel II               5,631,071              35,408

ITEM 5. Other Information

                               Amendment to Sprint Management Agreement executed May 24, 2004.
                               Attached

ITEM 6. Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed with this Quarterly Report on Form 10-Q:

      10.15 Addendum VI dated May 24, 2004 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company.

      31 Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

      32 Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

      (b) The following Current Reports on Form 8-K were furnished during the period covered by this report:

               Filing Date of Report     Item Reported
               ---------------------     -------------

               April 15, 2004            Item 9 (press release announcing first
                                         quarter 2004 financial results)

               May 26, 2004              Item 5 (press release announcing the
                                         signing of a $20 Million Agreement with
                                         Lucent Technologies for 3G Network
                                         Equipment)

               May 26, 2004              Item 5 (press release announcing the
                                         signing of an amendment to the
                                         management agreement with Sprint)

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     SHENANDOAH TELECOMMUNICATIONS COMPANY
                     (Registrant)


August 4, 2004       /S/ Earle A. MacKenzie
                     ------------------------------------------------
                     Earle A. MacKenzie
                     Executive Vice President and
                     Chief Financial Officer
                     (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

         Exhibit No.                          Exhibit
         -----------                          -------

            10.15 Addendum VI dated May 24, 2004 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company.

            31 Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

            32 Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.