Form 10-Q
period 2004-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2004-11-09
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

         For the transition period from _______________ to_____________

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

           500 Shentel Way
            P.O. Box 459,
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

Indicate by check mark whether the registration is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |X| YES |_| NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding at October 28, 2004
          -----                            -------------------------------
Common Stock, No Par Value                         7,618,152 Shares

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                                      INDEX

                                                                            Page
                                                                         Numbers
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets
             September 30, 2004 and December 31, 2003                        3-4

         Unaudited Condensed Consolidated Statements of Income for the
             Three and Nine Months Ended September 30, 2004 and 2003           5

         Unaudited Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2004 and 2003                     6

         Unaudited Condensed Consolidated Statements of
             Shareholders' Equity and Comprehensive Income
             for the Nine Months Ended September 30, 2004 and the
             Year Ended December 31, 2003                                      7

         Notes to Unaudited Condensed Consolidated
             Financial Statements                                           8-12

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 13-28

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           29

Item 4.  Controls and Procedures                                           30-31

PART II. OTHER INFORMATION

Item 6.  Exhibits                                                             32

         Signatures                                                           33

         Exhibit Index                                                        34

      PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                    September 30,   December 31,
Assets                                                  2004            2003
                                                    -------------   ------------
Current Assets
  Cash and cash equivalents                          $  31,523       $  28,696
  Accounts receivable, net                               6,633           6,488
  Income tax receivable                                     59           1,526
  Materials and supplies                                 2,179           2,062
  Prepaid expenses and other (Note 10)                   6,923           1,669
  Deferred income taxes                                     --             522
                                                     ---------       ---------
Total current assets                                    47,317          40,963

Securities and investments
  Available-for-sale securities                            194             199
  Other investments                                      7,651           7,268
                                                     ---------       ---------
Total securities and investments                         7,845           7,467

Property, plant and equipment, net                     142,175         127,686

Other Assets
  Cost in excess of net assets of business
   acquired                                              5,105           5,105
  Deferred charges and other assets, net                   936             999
  Escrow account (Note 10)                                  --           5,000
                                                     ---------       ---------
                                                         6,041          11,104
  Accumulated amortization                              (1,866)         (1,856)
                                                     ---------       ---------
Net other assets                                         4,175           9,248
                                                     ---------       ---------
Total Assets                                         $ 201,512       $ 185,364
                                                     =========       =========

                                   (continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)

                                                     September 30,     December 31,
Liabilities and Shareholders' Equity                      2004             2003
                                                     -------------     ------------
Current Liabilities
  Current maturities of long-term debt                $     4,313      $     4,230
  Accounts payable                                         12,391            4,729
  Advance billings and deposits                             3,343            3,326
  Current deferred taxes                                    1,453               --
  Other current liabilities                                 5,618            3,511
                                                      -----------      -----------
Total current liabilities                                  27,118           15,796

Long-term debt, less current maturities                    35,872           39,116

Other Liabilities
  Deferred income taxes                                    21,375           20,819
  Pension and other                                         2,317            3,425
                                                      -----------      -----------
Total other liabilities                                    23,692           24,244

Shareholders' Equity
  Common stock                                              6,054            5,733
  Retained earnings                                       108,753          100,449
  Accumulated other comprehensive income                       23               26
                                                      -----------      -----------
Total shareholders' equity                                114,830          106,208

                                                      -----------      -----------
Total Liabilities and Shareholders' Equity            $   201,512      $   185,364
                                                      ===========      ===========

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                      Three Months Ended                Nine Months Ended
(in thousands, except per share data)                                    September 30,                     September 30,
                                                                      2004            2003             2004             2003
                                                                  -------------------------------------------------------------
Operating Revenues
  Wireless                                                        $   21,959       $   18,008       $   61,591       $   50,411
  Wireline                                                             7,680            7,774           22,437           21,722
  Other revenues                                                       1,631            1,800            5,014            5,240
                                                                  -------------------------------------------------------------
  Total revenues                                                      31,270           27,582           89,042           77,373

Operating Expenses
  Cost of goods and services                                           2,091            2,998            8,115            7,987
  Network operating costs                                              9,182            8,535           26,623           25,067
  Depreciation and amortization                                        4,715            4,180           13,447           12,328
  Selling, general and administrative                                  8,812            7,011           25,076           20,463
                                                                  -------------------------------------------------------------
Total operating expense                                               24,800           22,724           73,261           65,845
                                                                  -------------------------------------------------------------
Operating Income                                                       6,470            4,858           15,781           11,528

Other Income (expense):
    Non-operating income (expense), net                                 (485)             234              (70)             457
    Gain (loss) on investments, net                                     (274)              36             (146)            (283)
    Interest expense                                                    (756)            (839)          (2,327)          (2,686)
                                                                  -------------------------------------------------------------
Income before income taxes, discontinued
    operations and cumulative effect of change in accounting           4,955            4,289           13,238            9,016
Income tax provision                                                  (1,844)          (1,572)          (4,934)          (3,324)
                                                                  -------------------------------------------------------------
Income from continuing operations                                      3,111            2,717            8,304            5,692

Income (loss) from discontinued operations, net of
    income taxes                                                          --              (23)              --           22,605
Cumulative effect of a change in accounting,
   net of income taxes                                                    --               --               --              (76)
                                                                  -------------------------------------------------------------
Net income                                                        $    3,111       $    2,694       $    8,304       $   28,221
                                                                  =============================================================

Net income per share, basic
     Continuing operations                                        $     0.41       $     0.36       $     1.09       $     0.75
     Discontinued operations, net of income taxes                         --               --               --             2.98
     Cumulative effect of a change in accounting,
          net of income taxes                                             --               --               --            (0.01)
                                                                  -------------------------------------------------------------
 Total net income per share, basic                                $     0.41       $     0.36       $     1.09       $     3.72
                                                                  =============================================================

Net income per share, diluted
     Continuing operations                                        $     0.41       $     0.35       $     1.09       $     0.75
     Discontinued operations, net of income taxes                         --               --               --             2.97
     Cumulative effect of a change in accounting,
          net of income taxes                                             --               --               --            (0.01)
                                                                  -------------------------------------------------------------
 Total net income per share, diluted                              $     0.41       $     0.35       $     1.09       $     3.71
                                                                  =============================================================

Weighted average shares outstanding, basic                             7,613            7,581            7,608            7,573
                                                                  =============================================================
Weighted average shares, diluted                                       7,652            7,615            7,651            7,601
                                                                  =============================================================

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                2004             2003
                                                            ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income from continuing operations                              8,304            5,692
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                               13,437           12,324
     Amortization                                                   10                4
   Deferred income taxes                                         1,079            2,977
   Gain on investments                                              --             (181)
   (Income) loss from patronage and equity investments            (112)             247
   Loss on disposal of equipment                                 1,036               93
   Other                                                           (42)               4
  Changes in current assets and liabilities:
   (Increase) decrease in:
        Accounts receivable                                       (145)           1,401
        Materials and supplies                                    (117)            (117)
   Increase (decrease) in:
        Accounts payable                                         1,253              196
        Other prepaids, deferrals and accruals                   2,914           (1,389)
                                                            ---------------------------
Net cash provided by operating activities                       27,617           21,251

Cash Flows from Investing Activities
  Purchases of property, plant and equipment                   (21,718)          (8,749)
  Purchases of other investments                                  (668)            (547)
  Proceeds from investment activities                              397              513
  Proceeds from disposal of assets                                  39               64
                                                            ---------------------------
Net cash used in investing activities                          (21,950)          (8,719)

Cash Flows from Financing Activities
  Payments on long-term debt and revolving loan                 (3,161)         (11,164)
  Proceeds from issuance of common stock upon
    exercise of stock options                                      321              387
                                                            ---------------------------
Net cash used in financing activities                           (2,840)         (10,777)
                                                            ---------------------------
Net cash provided by continuing operations                       2,827            1,755

Net cash provided by discontinued operations                        --           27,726
                                                            ---------------------------
Net increase in cash and cash equivalents                        2,827           29,481

Cash and Cash Equivalents
  Beginning                                                     28,696            2,209
                                                            ---------------------------
  Ending                                                    $   31,523       $   31,690
                                                            ===========================

Cash paid for:
         Interest paid                                      $    2,352       $    2,758
         Income taxes (net of refunds)                      $      966       $   10,106

Other non-cash transactions:

The Company received but had not paid for equipment with a cost of $6.1 million and $0.4 million as of September 30, 2004 and 2003, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands)

                                                                                         Accumulated
                                                                                            Other
                                                             Common        Retained     Comprehensive
                                               Shares        Stock         Earnings     Income (Loss)       Total
                                               --------------------------------------------------------------------
Balance, December 31, 2002                      7,552      $   5,246      $  71,335       $      (4)      $  76,577

  Comprehensive income:
   Net income                                      --             --         32,074              --          32,074
   Net unrealized change in
      securities available-for-sale,
      net of tax of $ (18)                         --             --             --              30              30
                                                                                          -------------------------
        Total comprehensive income                                                                           32,104

 Dividends declared ($ 0.39 per share)             --             --         (2,960)             --          (2,960)
  Common stock issued through the
      exercise of stock options
      and stock grants                             41            487             --              --             487
                                               --------------------------------------------------------------------
Balance, December 31, 2003                      7,593      $   5,733      $ 100,449       $      26       $ 106,208

 Comprehensive income:
   Net income                                      --             --          8,304              --           8,304
   Net unrealized change in securities
     available-for-sale, net of tax $2             --             --             --              (3)             (3)
                                                                                          -------------------------
        Total comprehensive income                                                                            8,301

Common stock issued through the
      exercise of stock options                    21            321             --              --             321
                                               --------------------------------------------------------------------
Balance, September 30, 2004                     7,614      $   6,054      $ 108,753       $      23       $ 114,830
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

Grants of options under the Plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized under the Plan for years prior to the 2004 grants. In 2004, the Company issued tandem awards of stock options and stock appreciation rights. As a result of the tandem awards, the Company recognized compensation expense for the vested portion of the awards, which declined $1 thousand for the third quarter of 2004, and is $25 thousand year to date. Had compensation expense been recorded for the options based on fair values of the awards at the grant date (the method prescribed in SFAS No. 123), reported net income and earnings per share would have been reduced to the pro forma amounts shown in the following table for the three and nine months ended September 30:

(in thousands, except                             Three Months Ended                Nine Months Ended
 per share amounts)                                  September 30,                     September 30,
Net Income                                        2004            2003             2004             2003
                                              -------------------------------------------------------------
     As reported                              $    3,111       $    2,694       $    8,304       $   28,221
     Add: Recorded stock based
     compensation expense included in
     reported net income, net of related
     income tax effects                               --               --               16               --

     Deduct: Pro forma compensation
     expense, net of related income
     tax effects                                     (19)             (37)             (60)            (104)
                                              -------------------------------------------------------------
     Pro forma                                $    3,092       $    2,657       $    8,260       $   28,117

Earnings per share, basic and diluted
     As reported, basic                       $     0.41       $     0.36       $     1.09       $     3.72
     As reported, diluted                           0.41             0.35             1.09             3.71
     Pro forma, basic                               0.41             0.35             1.09             3.71
     Pro forma, diluted                       $     0.40       $     0.35       $     1.08       $     3.70

4. Basic net income per share was computed on the weighted average number of shares outstanding. Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options. The adjustments to net income reflect the impact of stock based compensation recorded in the respective periods, and the impact of the pro forma compensation expense, both net of the income tax effect.

5. The Company has identified ten reporting segments based on the products and services each provides. Each segment is managed and evaluated separately because of diverse technologies and marketing strategies. A summary of unaudited external operating revenues (revenues generated from outside customers or subscribers), internal operating revenues (revenues generated between the Company's operating segments), operating income (loss), and net income (loss) of each segment is as follows for the three months ended September 30, 2004 and September 30, 2003.

                      Three Months Ended September 30, 2004

                                 External      Internal        Operating      Net Income
In thousands (unaudited)         Revenues      Revenues      Income (loss)      (loss)
                                --------------------------------------------------------
Holding                         $      --      $      --       $    (395)      $    (388)
PCS                                21,176             --           3,117           1,338
Telephone                           6,066            928           2,919           1,798
ShenTel Service                     1,613             75             172              79
Cable TV                            1,073              8              62             (50)
Mobile                                784            324             549             308
Long Distance                         374            358              75              49
Network                               166             15             115              69
ShenTel Communications                 16             --            (142)            (91)
Leasing                                 2             --              (2)             (1)
                                --------------------------------------------------------
Combined totals                    31,270         1, 708           6,470           3,111
Inter-segment eliminations             --         (1,708)             --              --
                                --------------------------------------------------------
Consolidated totals             $  31,270      $      --       $   6,470       $   3,111
                                ========================================================

                      Three Months Ended September 30, 2003

                                                                              Net Income        Income
                                                                             (loss) from     (loss) from
                                External        Internal      Operating       continuing     discontinued     Net Income
In thousands (unaudited)        Revenues        Revenues     Income (loss)    operations      operations         (loss)
                                ----------------------------------------------------------------------------------------
Holding                         $      --      $      --       $    (182)      $     113              --       $     113
PCS                                17,255             --             739               9              --               9
Telephone                           6,281            802           3,311           2,010              --           2,010
ShenTel Service                     1,782             75             369             211              --             211
Cable TV                            1,106             15             235              60              --              60
Mobile                                753            313             185             188             (23)            165
Long Distance                         206             55              50              31              --              31
Network                               181             37             157              98              --              98
ShenTel Communications                 15             --              (5)             (3)             --              (3)
Leasing                                 3             --               1              --              --              --
                                ----------------------------------------------------------------------------------------
Combined totals                    27,582          1,297           4,860           2,717             (23)          2,694
Inter-segment eliminations             --         (1,297)             (2)             --              --              --
                                ----------------------------------------------------------------------------------------
Consolidated totals             $  27,582      $      --       $   4,858       $   2,717       $     (23)      $   2,694
                                ========================================================================================

A summary of unaudited external operating revenues (revenues generated from outside customers or subscribers), internal operating revenues (revenues generated between the Company's operating segments), operating income (loss), income (loss) from continuing operations, income (loss) from discontinued operations, cumulative effect of accounting change, and net income (loss) of each segment is as follows for the nine months ended September 30, 2004 and September 30, 2003.

                                                      Nine Months Ended September 30, 2004
                         ------------------------------------------------------------------------------------------------------
                                                                        Net Income        Income
                                                                       (loss) from     (loss) from
In thousands              External       Internal       Operating       continuing     discontinued         Cum.     Net Income
(unaudited)               Revenues       Revenues     Income (loss)     operations      operations         effect      (loss)
-------------------------------------------------------------------------------------------------------------------------------
Holding                  $      --      $      --       $  (1,341)      $    (839)             --             --      $    (839)
PCS                         59,310              1           6,110           2,716              --             --          2,716
Telephone                   17,598          2,743           8,244           5,100              --             --          5,100
ShenTel Service              4,958            228             566             264              --             --            264
Cable TV                     3,280             23             334              27              --             --             27
Mobile                       2,282            969           1,505             808              --             --            808
Long Distance                1,061          1,026             203             131              --             --            131
Network                        497             82             371             230              --             --            230
ShenTel
  Communications                50             --            (207)           (131)             --             --           (131)
Leasing                          6             --              (4)             (2)             --             --             (2)
                         ------------------------------------------------------------------------------------------------------
Combined totals             89,042          5,072          15,781           8,304              --             --          8,304
Inter-segment
   eliminations                 --         (5,072)             --              --                             --             --
                         ------------------------------------------------------------------------------------------------------
Consolidated totals      $  89,042      $      --       $  15,781       $   8,304              --             --      $   8,304
                         ======================================================================================================

                                                           Nine Months Ended September 30, 2003
                         ------------------------------------------------------------------------------------------------------
                                                                       Net Income       Income
                                                                      (loss) from    (loss) from
In thousands              External      Internal       Operating       continuing    discontinued       Cum.         Net Income
(unaudited)               Revenues      Revenues     Income (loss)     operations     operations       Effect           (loss)
-------------------------------------------------------------------------------------------------------------------------------
Holding                  $      --      $      --      $    (495)      $     176       $      --     $      --       $     176
PCS                         48,287              1              8          (1,463)             --            --          (1,463)
Telephone                   16,969          2,300          8,795           5,307              12            --           5,319
ShenTel Service              5,188            230          1,023             570              --            --             570
Cable TV                     3,312             17            696             178              --            --             178
Mobile                       2,124            918            929             434          22,605           (76)         22,963
Long Distance                  877            182            336             213              --            --             213
Network                        564            107            461             286              --            --             286
ShenTel
  Communications                41             --            (19)            (11)             --            --             (11)
Leasing                         11             --              3               2              --            --               2
                         -----------------------------------------------------------------------------------------------------
Combined totals             77,373          3,755         11,737           5,692          22,617           (76)         28,233
Inter-segment
   eliminations                 --         (3,755)          (209)             --             (12)           --             (12)
                         -----------------------------------------------------------------------------------------------------
Consolidated totals      $  77,373      $      --      $  11,528       $   5,692       $  22,605     $     (76)      $  28,221
                         =====================================================================================================

The Company's assets by segment as of September 30, 2004, December 31, 2003, and September 30, 2003 are as follows:

In thousands                   September 30,    December 31,     September 30,
(unaudited)                         2004            2003             2003
                               -----------------------------------------------

Holding                          $ 137,361       $ 141,658         $ 142,749
PCS                                 78,170          68,773            63,179
Telephone                           60,147          57,533            57,210
ShenTel Service                     10,106           6,721             6,841
Cable TV                            10,125          10,340             9,963
Mobile                              16,869          18,396            16,897
Long Distance                          212             808             1,072
Network                                769           1,557             1,967
ShenTel Communications                  91              78               152
Leasing                                 40             188               273
                                 -------------------------------------------
Combined totals                    313,890         306,052           300,303
Inter-segment eliminations        (112,378)       (120,688)         (112,648)
                                 -------------------------------------------
Consolidated totals              $ 201,512       $ 185,364         $ 187,655
                                 ===========================================

6. Comprehensive income includes net income along with net unrealized gains and losses on the Company's available-for-sale investments, net of the related income tax effect. Following is a summary of comprehensive income for the periods indicated:

                                     Three Months Ended             Nine Months Ended
In thousands (unaudited)                September 30,                  September 30,
                                  ---------------------------------------------------------

                                     2004           2003             2004            2003
                                  ---------------------------------------------------------
Net income                        $   3,111       $   2,694       $   8,304       $  28,221
Net unrealized income (loss)             (1)            (13)             (3)              8
                                  ---------------------------------------------------------
Comprehensive income              $   3,110       $   2,681       $   8,301       $  28,229
                                  =========================================================

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

                                                           Three Months Ended            Nine Months Ended
                                                              September 30,                September 30,
                                                         -----------------------------------------------------
In thousands (unaudited)                                   2004           2003           2004           2003
--------------------------------------------------------------------------------------------------------------
Net periodic benefit cost recognized:
      Service cost                                       $    166       $    133       $    498       $    388
      Interest cost                                           189            163            567            480
      Expected return                                        (135)          (101)          (405)          (371)
      Amortization of unrecognized transition asset            (2)           (12)            (6)           (31)
      Recognized gains or losses                               16              8             48             24
      Prior service cost recognized                            17             15             51             38
                                                         -----------------------------------------------------
Total                                                    $    251       $    206       $    753       $    528
                                                         =====================================================

The Company's contribution to the pension plan for 2004 was $2.0 million, which was contributed on April 30, 2004, of which $0.1 million was a required contribution. The Company does not plan to make any further contributions to the plan in 2004.

10. As a result of the previously reported February 2003 sale of the Company's cellular operation, the Company reflected those operations and the sales proceeds as discontinued operations in the 2003 first quarter results. Of the sales price, $5.0 million has been held in escrow and is now reflected as a current asset under "Prepaid expenses and other" line on the accompanying balance sheet, as of September 30, 2004. The Company expects to receive the entire $5.0 million on or about February 28, 2005.

11. Subsequent to the close of the quarter, the Company's Board of Directors declared a cash dividend to shareholders of record on November 12, 2004, for $0.43 per share, payable on December 1, 2004. The total dividend will be approximately $3.3 million.

12. Subject to the completion of due diligence and negotiation of a definitive agreement, the Company intends to purchase all of the outstanding ownership units (approximately 83%) of NTC Communications L.L.C. not currently owned by the Company. NTC Communications provides voice, video and data connections to off-campus student housing properties at universities and colleges. The total cost to the Company (including the assumption of NTC's outstanding indebtedness) is expected to be not more than $23.9 million. This transaction is expected to close in November 2004.

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

Overview

Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its ten wholly owned subsidiaries. These subsidiaries provide local exchange telephone services, and wireless personal communications services ("PCS"), as well as cable television, paging, Internet access, long distance, fiber optics facilities, and leased tower facilities. The Company is the exclusive provider of wireless mobility communications network products and services under the Sprint brand from Harrisonburg, Virginia to Harrisburg, York and Altoona, Pennsylvania. The Company refers to the Hagerstown, Maryland; Martinsburg, West Virginia; and Harrisonburg and Winchester, Virginia markets as its Quad State markets. The Company refers to the Altoona, Harrisburg, and York, Pennsylvania markets as its Central Penn markets. Competitive local exchange carrier ("CLEC") services were established on a limited basis in Virginia, during 2002. In addition, the Company sells and leases equipment, mainly related to services it provides, and participates in emerging services and technologies by direct investment in non-affiliated companies.

The Company reports revenues as wireless, wireline and other revenues. These revenue classifications are defined as follows: Wireless revenues are generated by operations of the Personal Communications Company (a PCS Affiliate of Sprint) and the Mobile Company's paging operations and the leasing of collocation space on its towers. Wireline revenues are generated by the sale of local and long distance telephone service, the provision of cable television service and the sale and lease of network facilities. Other revenues are generated by operations of ShenTel Service Company, the Leasing Company, ShenTel Communications Company and the Holding

Company which consist primarily of the Company's Internet operation, the Interstate 81 corridor Travel 511 project, and the sales and service of telecommunication systems.

Selected Operating Statistics

The following table shows selected operating statistics of the Company for the most recent five quarters. This information is unaudited, and is provided as a supplement to the financial statements.

                                                                                 Three Months Ended
                                                       ---------------------------------------------------------------------
(Unaudited)                                            Sept. 30      Jun. 30,        Mar. 31,       Dec. 31,       Sept. 30,
                                                         2004          2004            2004           2003           2003
                                                       ---------------------------------------------------------------------
Telephone Access Lines                                  24,818         24,867         24,901         24,877         24,951
Cable Television Subscribers                             8,684          8,709          8,701          8,696          8,796
Dial-up Internet Subscribers                            15,817         16,422         17,063         17,420         17,616
DSL Subscribers                                          2,152          1,856          1,637          1,298          1,163
Retail PCS Subscribers                                  98,053         94,475         89,632         85,139         81,015
Wholesale PCS Users (1)                                 19,603         18,059         16,349         12,858          7,531
Paging Subscribers                                       1,684          1,782          1,862          1,989          2,107
Long Distance Subscribers                                9,719          9,559          9,542          9,526          9,517
Fiber Route Miles                                          554            554            552            552            552
Total Fiber Miles                                       28,771         28,770         28,743         28,740         28,740
Wholesale PCS Minutes (000)                              9,833         10,373          8,492          4,974          3,207
Long Distance Calls (000) (2)                            6,117          6,228          5,821          5,851          6,078
Total Switched Access Minutes (000)                     63,867         60,874         58,099         55,932         54,349
Originating Switched Access MOU (000)                   18,596         18,280         18,252         17,829         18,285
Employees (full time equivalents)                          303            284            272            268            264
CDMA Base Stations (sites)                                 261            257            257            253            248
Towers (100 foot and over)                                  78             78             78             77             76
Towers (under 100 foot)                                     10             10             11             11             10

(See note (3) for definitions of terms)
PCS Market POPS (000)                                    2,048          2,048          2,048          2,048          2,048
PCS Covered POPS (000)                                   1,611          1,610          1,585          1,581          1,581
PCS Average Revenue Per User (ARPU) (ex. Travel)      $  51.97       $  50.63       $  50.38       $  52.05       $  55.09
PCS Travel Revenue per subscriber (4)                 $  19.09       $  20.12       $  18.20       $  20.84       $  16.50
PCS Ave. Management Fee per subscriber                $   4.16       $   4.06       $   4.07       $   4.02       $   4.62
PCS Ave. Monthly Retail Churn %                            2.2%           1.9%           2.2%           2.3%           2.4%
PCS Cost Per Gross Addition (CPGA)(5)                 $ 341.59       $ 428.19       $ 371.49       $ 387.47       $ 418.22
PCS Cash Cost Per User (CCPU) (6)                     $  38.15       $  37.78       $  38.57       $  36.31       $  40.05

(1) - Wholesale Digital PCS Users are private label subscribers based in the Company's wireless network service area

(2) - Originated by customers of the Company's Telephone subsidiary

(3) - POPS refers to the estimated population of a given geographic area based upon information purchased by Sprint from Geographic Information Systems. Market POPS are those within a market area, which the Company is authorized to serve under its agreements with Sprint, and Covered POPS are those covered by the network's service area. ARPU is revenue before travel, roaming revenue, and management fee, net of adjustments divided by average subscribers. PCS Travel revenue includes travel, roaming and wholesale revenue and is divided by the average number of subscribers. PCS Average management fee per subscriber is 8% of revenue retained by Sprint, excluding travel and wholesale revenue. PCS Ave. Monthly Retail Churn % is the average of three monthly calculations of deactivations (excluding returns less than 30 days) divided by beginning of period subscribers. CPGA includes selling costs, product costs, and advertising costs. CCPU includes network, customer care and other costs.

(4) - PCS travel revenue per subscriber in the fourth quarter of 2003 reflects approximately $0.4 million in favorable adjustments and true-ups recorded in the quarter.

(5) - The PCS CPGA in the third quarter of 2004 reflects the impact of $0.6 million of adjustments and true ups recorded in the third quarter of 2004.

(6) - PCS CCPU in the fourth quarter reflects approximately $0.6 million of favorable adjustments and true-ups recorded in December 2003.

Significant Transactions

As previously announced, subject to the completion of due diligence and negotiation of a definitive agreement, the Company intends to purchase of all of the outstanding ownership units of NTC Communications L.L.C. not currently owned by the Company. The total cost to the Company (including the assumption of NTC's outstanding indebtedness) is expected to be not more than $23.9 million. This transaction is expected to close in November 2004.

On October 19, 2004, the Company announced a regular dividend of $0.43 per share, payable on December 1, 2004 to shareholders of record of November 12, 2004. This is an increase of 10.3%, with the total dividend anticipated to be $3.3 million.

The Company has extended significant effort and resources to prepare for the legislative requirements of the Sarbanes Oxley Act of 2002. Expenses incurred for the nine months of 2004 for this project are approximately $0.9 million including internal labor and costs, with additional costs to be incurred in the fourth quarter of 2004 and the first quarter of 2005.

The Company is negotiating with a provider of network facilities with respect to a dispute over rates charged to the Company and previously paid for facility costs. The amount of dispute is in excess of $1.2 million, and management believes the Company will prevail in the dispute and receive a credit or cash settlement. The exact amount of the impact is unknown, and will be recorded at the point the dispute amount is agreed upon.

Results of Operations

Summary

The Company's three major lines of business are wireless, wireline and other. Each of the three business lines has unique issues and challenges that are critical to the understanding of the operations of the Company. The wireless business is made up of two different operations, the PCS operation and the tower business. The wireline business is made up of traditional telephone operations, a cable TV operation, fiber network leasing and long-distance resale. Other businesses include the Company's Internet operation, the Interstate 81 corridor Travel 511 project, and the sales and service of telecommunications systems.

Since the mid 1990's, the principal source of the Company's revenues has shifted from traditional wireline revenues to wireless and other revenues. For the three months ended September 30, 2004, wireless revenues accounted for 70.2% of total revenues, wireline revenues accounted for 24.6% of total revenues, and other revenues accounted for 5.2% of total revenues. For the three months ended September 30, 2003, wireless revenues accounted for 65.3%, wireline revenues for 28.2% and other revenues for 6.5% of total revenues.

The Company's strategy is to expand its services and the geographic areas served. This strategy has been implemented primarily through enhancing the PCS network, under the national brand of Sprint. The Company's efforts to market its services in the expanded PCS network area contributed to new subscribers purchasing phones and services, which continued to increase revenues during the three months ended September 30, 2004. The Company had 261 PCS base stations in service at September 30, 2004, compared to 248 base stations in service at September 30, 2003. This increase in base stations is primarily the result of supplementing network capacity and further extending coverage along highly traveled secondary roads in the Company's market areas.

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

Through Sprint, the Company began receiving revenue from wholesale resellers in late 2002. The Company's cost to handle this traffic is the incremental cost to provide the necessary network capacity.

The Sprint five-year non-exclusive wholesale agreement with AT&T, discussed in previous filings, may facilitate an increase in the wholesale minutes of use on the Company's wireless network, which could require additional investment by the Company to expand its wireless network capacity.

For the fourth consecutive quarter, the Company's PCS operation recorded profitable operations, largely as a result of attainment by the PCS operation of a break-even level of revenue generated by the number of customers in the Company's service area. Achievement of the break-even level has enabled the Company to cover all fixed costs of operation in addition to the coverage of all variable costs. The PCS operation achieved this level due to more favorable pricing from Sprint for back office services such as customer care, and a continued favorable net travel position, wholesale revenues and a larger customer base. A change in the contract with Sprint or a change in the economic conditions could have an impact on the results of the PCS operation.

The Company's net travel and wholesale roaming, including the long distance and 3G data portions of that traffic, increased to a $3.1 million receivable for the current quarter, compared to a $2.0 million receivable for the same quarter last year. The Company's travel receivable minutes increased 22.1% to 73.5 million and the travel payable minutes increased by 33.9% to 54.5 million, compared to the third quarter of 2003. The increases in travel minutes receivable and payable are primarily the result of an increase in usage of the Company's network facilities by subscribers based in other markets and growth in subscribers in the Company's markets.

On a per-subscriber basis, the Company's average of travel payable minutes increased to 183 minutes in the third quarter of 2004, which represented an increase of 19 minutes from third quarter of 2003. A continuation of this trend could negatively affect the results of the PCS operation and overall results of the Company absent any changes in the Company's arrangements with Sprint.

In the third quarter of 2004, the Company's average PCS retail customer turnover, or churn, rate was 2.2%, compared to 2.4% in the third quarter of 2003. To date, Wireless Local Number Portability has not had a significant effect on the churn rate, although there is no certainty that the rate will not be affected in future periods. Bad debt expense has improved over the last several quarters due to the implementation of deposits and more restrictive credit policies, but, in the third quarter of 2004, there was an increase in PCS bad debt expense to 3.7% of PCS service revenues compared to 2.9 % in third quarter 2003. Although management continues to monitor receivables, collection efforts and new subscriber credit ratings, there is no certainty that the bad debt expense will continue to remain at current levels in the future.

Over the previous several quarters, the Company experienced lower ARPU than was experienced in 2003, which management believes was the result of adding subscribers at a lower rate plan mix in the first nine months of 2004, in addition to a decline in the subscribers use of minutes in excess of their respective plans. The Company has focused on selling higher rate service plans and additional services but there is no certainty that ARPU will not decline.

The wireline business is made up of the Company's traditional telephony, cable TV, fiber network operations, yellow page directory and long-distance resale business. These businesses operate in a defined geographic area. The Company's primary service area for the telephone, cable TV and long-distance business is Shenandoah County, Virginia. The county is a rural area in northwestern Virginia, with a population of approximately 37,300 residents according to the 2000 US Census, updated by local data. The potential for significant numbers of additional customers in the current operating area is limited.

The diversity of the Company's markets related to its various lines of business, are changing significantly. There is marked population growth in the Winchester, Virginia; Hagerstown, Maryland; and Martinsburg, West Virginia areas of the Company's market focus. These are areas currently covered by the Company's PCS operation. This influx of people provides the Company opportunities to market new and additional services into those rapidly growing areas.

The Company's telephone access line count declined in the third and fourth quarters of 2003, increased by a net 24 lines in first quarter of 2004, declined by 34 lines in the second quarter of 2004, and further declined of 49 lines in the third quarter of 2004. The Company believes that the declines are attributable to the migration of traditional telephone lines to wireless and the elimination of second access lines by conversion from dial-up Internet service to DSL services. Based on industry experience, the Company anticipates the trend of further access line declines to continue for the foreseeable future.

Other revenues are derived primarily from Internet services, which are provided through both dial-up and DSL high-speed service. The Company has experienced a decline in dial-up subscriptions over the last year, as customers move to Internet services with faster access. Over the same period, customer desire for faster Internet connections has contributed to growth of almost 100% in revenues from DSL service. In Shenandoah County, where the Company provides DSL service the majority of the loss in dial-up Internet service is offset by growth in DSL services. In other dial-up service areas, the Company does not offer a high speed alternative.

In the third quarter of 2004, the Company began offering compression technology to its dial-up Internet customers as part of its basic service. The compression technology offers download speeds of up to five times faster than traditional service for certain applications. This offering is intended to enhance the Internet experience of the dial-up subscriber base, particularly in areas where the Company cannot offer high-speed broadband access.

The Company is facing competition for revenues it generates in all lines of business, which may require the Company to differentiate itself from other providers through its service levels and evolving technologies that are more reliable and cost effective for the customer.

The Company continues to devote significant resources to comply with the various requirements of the Sarbanes-Oxley Act.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

General

Total revenues for the third quarter of 2004 were $31.3 million, which represented an increase of $3.7 million, or 13.4%, compared to $27.6 million for the third quarter of 2003. Total revenues include wireless revenue of $22.0 million, which increased by $4.0 million, or 21.9%; wireline revenues of $7.7 million, which decreased by $0.1 million, or 1.2%; and other revenues of $1.6 million, which decreased $0.2 million from the third quarter of 2003. Operating income increased $1.6 million, to $6.5 million, compared to $4.9 million for the same period in 2003. Income per diluted share from continuing operations was $0.41 per share for the 2004 third quarter, compared to $0.35 per share for the 2003 third quarter.

Revenues

Wireless revenues are primarily derived from the PCS business. As of September 30, 2004, the Company had 98,053 retail PCS subscribers. The PCS operation added 17,038 net retail subscribers since September 30, 2003, and 3,578 since June 30, 2004. In addition, wholesale users increased by 12,072 since September 30, 2003 and 1,544 since June 30, 2004. Wireless service revenues were $13.8 million for the third quarter of 2004, which represented an increase of $2.1 million, or 17.7%, compared to $11.8 million for the third quarter of 2003. The Company's ARPU, (average revenue per subscriber) exclusive of travel revenue, decreased 5.7% to $51.97 for the third quarter of 2004, from $55.09 for the third quarter of 2003. These changes in ARPU were primarily attributable to subscribers generating fewer minutes over plan usage and the popularity of Add-a-Phone(SM) plans, which dilute the per subscriber revenue as more subscribers add phones to their existing plans.

PCS travel, wholesale and roaming revenues combined for the third quarter 2004 were $6.3 million, which represented a $1.4 million, or 27.8%, increase compared to the travel, wholesale and roaming revenue for the third quarter of 2003. The travel, wholesale and roaming revenue increase, which resulted from an increase in travel usage and growth in wholesale minutes, was offset in part by a decline in roaming usage for the same period.

PCS equipment sales increased $0.5 million, or 84.6%, to $1.0 million for the third quarter of 2004. The increase was primarily due to more subscribers upgrading their handsets to access new features provided with the service.

The remainder of the Company's wireless revenue was generated through the Company's tower business. Tower revenue was $0.8 million for the third quarter of 2004, compared to $0.7 million for the third quarter of 2003.

Wireline revenues were $7.7 million in the 2004 third quarter, which represented a decrease of $0.1 million, or 1.2%, from the third quarter of 2003. Access revenue in the telephone business was nearly the same for both periods. Total switched minutes of use increased by 17.5% compared to the third quarter of 2003, but reflected the decrease in access rates and settlements from the National Exchange Carrier Association ("NECA") pools. The mix of minutes that terminate to wireless carriers compared to total minutes shifted from 36.9% for the third quarter of 2003 to 43.2% for the third quarter of 2004. The increase in minutes was primarily attributable to wireless traffic transiting the Company's telephone network.

Other revenues of $1.6 million decreased $0.2 million compared to other revenues for the third quarter of 2003. Internet revenues were nearly the same on a quarter to quarter comparison. The total subscriber base for the Company's dial-up and DSL Internet services was 17,969 as of September 30, 2004, compared to 18,779 as of September 30, 2003, a decrease of 4.3%. While DSL subscribers increased 989, or 85.0%, compared to the September 30, 2003 subscriber base, there was a decline of 1,799 dial-up subscribers, or 10.2%, from the level at September 30, 2003. The Company has experienced increased dial up subscriber deactivations due to migration to competing high-speed Internet services.

During the third quarter of 2004, the revenue from the Travel 511 contract with the Virginia Department of Transportation, which expires January 31, 2005, decreased by $45 thousand to $275 thousand, compared to third quarter 2003 revenue of $320 thousand, due to a lower price negotiated for the final year of the contract period.

Operating Expenses

Total operating expense for the third quarter of 2004 was $24.8 million, which represented an increase of $2.1 million, or 9.2%, compared to the third quarter of 2003. The higher operating expense was primarily attributable to an increase in the number of PCS subscribers, the expanded PCS network operation, and an increase in selling, general and administrative expenses. The effect of these factors were offset in part by several true ups of expenses from Sprint for third party sales commissions and third party rebates.

Costs of goods and services were $2.1 million, which represented a decrease of $0.9 million, or 29.5%, from the third quarter of 2003. This decrease was due to $0.6 million of favorable adjustments to management's estimates from Sprint related to third party retail sales programs and a decrease in the cost of handsets sold. The cost per gross addition (CPGA) decreased approximately $77 or 18.4% per gross add, from $418 for the third quarter of 2003, to $341 for the third quarter of 2004, which includes subsidies paid for current PCS customers to upgrade their handsets. Excluding the favorable adjustments mentioned above, the CPGA would have been $407 per gross addition, or a 2.6% decrease compared to the CPGA of third quarter 2003. During the third quarter of 2004, the Company added 9,977 gross new PCS subscribers compared to 9,354 in the third quarter of 2003. Existing subscribers are purchasing Company subsidized new handsets to replace their current handsets as new features become available, and new services are offered that are not available on earlier model handsets. The upgrade cost for the third quarter of 2004 included in the cost per gross addition amount was $0.6 million, or $66 per gross addition. Currently, the Company classifies 100% of the handset cost, including the costs of existing subscribers electing to up-grade their handsets, as a cost per gross addition. Management anticipates the upgrade trend may continue, and may increase significantly, in future periods as wireless carriers offer subsidized handsets as an inducement for subscribers to extend the term of their service agreements.

Network operating costs for the third quarter of 2004 were $9.2 million, which represented an increase of $0.9 million, or 10.4%, compared to the third quarter of 2003. Increased PCS travel costs of $0.9 million were the primary reason for the increase in the operating costs. The travel costs increased due to an increase in subscribers and an increase in the average travel minutes used by the Company's subscribers in the Sprint or Sprint affiliate markets not operated by the Company.

Depreciation and amortization expense for the 2004 third quarter was $4.7 million, which represented an increase of $0.5 million, or 12.8%, compared to $4.2 million for the third quarter of 2003, as new assets, primarily in the PCS and telephone operation, have been added to the networks.

Selling, general and administrative costs were $8.8 million, which represented an increase of $1.8 million, or 25.7%. Billing and customer care costs incurred in the PCS operation, primarily charges from Sprint, increased $0.5 million as a result of the increase in the total number of PCS subscribers, net of cost reductions obtained as part of amendments signed with Sprint on January 30, 2004 and May 24, 2004. Increased administrative staff and increases in wages and benefits for existing employees contributed $0.7 million in added costs compared to the third quarter of 2003. The Company has previously announced plans to increase staff to manage existing and future growth and for expanded reporting requirements. Additional costs incurred in connection with Sarbanes-Oxley compliance were $0.2 million in the third quarter of 2004. Selling and marketing expenses increased $0.5 million due to added internal sales staff, additional third party sales agents' commissions and expanded advertising efforts related to the new Shentel Pages phone book, which began selling advertising for its 2005 book in the later part of the second quarter. Bad debt expense in total decreased $0.1 million compared to the third quarter of 2003 primarily due to a $0.2 million write off recorded in third quarter of 2003, offset by somewhat higher bad debt expense in PCS. PCS bad debt expense, net of recoveries, was 3.7% of total PCS service revenues in the third quarter of 2004; compared to 2.9% of total PCS service revenues in the third quarter of 2003.

In the Company's PCS operation, cash cost per user ("CCPU") for the third quarter of 2004 declined to $38.15, which represented a 4.7% decrease from the third quarter of 2003. The change was primarily the result of the amendments to the Company's management contract with Sprint that were signed on January 30, 2004 and May 24, 2004, and economies of scale due to an increase of 21.5% in the average number of customers over the third quarter of 2003.

Other Income (Expense)

In connection with the Company's construction plans for 2004, during the third quarter, approximately 160 PCS base stations, of a planned total of 204, were exchanged and up-graded for new equipment from Lucent. In connection with the exchange, the Company expensed $0.6 million of undepreciated installation costs attributed to the equipment removed in the exchange.

Losses on external investments totaled $0.3 million in the third quarter of 2004, compared to a nominal loss in the third quarter of 2003. Third quarter 2004 interest expense decreased by $0.1 million, or 9.9%, a result of decreased borrowing levels compared to the third quarter of 2003. The Company's total debt as of September 30, 2004 was $40.2 million, compared to $44.4 million as of September 30, 2003 and $43.3 million as of December 31, 2003.

Income before income taxes, discontinued operations and cumulative effect of accounting changes was $5.0 million, which represented an increase of $0.7 million from the $4.3 million reported for the third quarter of 2003.

The results of discontinued operations in 2003 were from the VA 10 RSA limited partnership, which was sold in February 2003. There were no discontinued operations in the third quarter of 2004, and nominal results for discontinued operations for the third quarter of 2003. The Company's 2004 third quarter net income was $3.1 million compared to $2.7 million in the third quarter of 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

General

Total revenues for the nine months ended September 30, 2004 (the "2004 nine-month period") was $89.0 million, which represented an increase of $11.7 million, or 15.1%, compared to $77.4 million for the nine months ended September 30, 2003 (the "2003 nine-month period"). Total revenues for the 2004 nine-month period include wireless revenue of $61.6 million, which increased by $11.2 million, or 22.2%; wireline revenues of $22.4 million, which increased by $0.7 million, or 3.3%; and other revenues of $5.0 million, which decreased $0.2 million or 4.3% from the 2003 nine month period. Operating income increased $4.3 million, to $15.8 million, compared to $11.5 million for the same period in 2003. Income per share from continuing operations, diluted was $1.09 cents per share for the 2004 nine-month period, compared to $0.75 per share for the same period of 2003.

The results of the 2003 nine-month period were impacted by an adjustment of $1.2 million recorded in 2003, to reduce access revenues for disputed charges from two previous years involving inter-exchange carrier customers. There were no other significant items that impacted either nine-month period reported.

Revenues

Wireless service revenues were $38.5 million for the 2004 nine-month period, which represented an increase of $6.2 million, or 19.0%, compared to $32.4 million for same period of 2003. The Company's average customer base increased by 23.1% in 2004, compared to the same period of 2003. The ARPU exclusive of travel revenue has declined, which the Company believes is primarily attributable to subscribers generating fewer minutes over plan usage and the popularity of additional Add-a-Phone(SM) plans, which dilute the revenue per subscriber. If the current pace of

Add-a-Phone sales continues, the Company expects a negative impact on ARPU, but a favorable impact on churn and bad debt expense.

PCS travel, wholesale and roaming revenue combined for the 2004 nine-month period were $17.9 million, which represented a $3.5 million, or 24.5%, increase compared to the travel, wholesale and roaming revenue for the 2003 nine-month period. The travel, wholesale and roaming revenue increase resulted from an increase in travel usage and the growth of wholesale minutes, the effect of which was offset in part by a decline in roaming usage for the same period.

PCS equipment sales increased $1.3 million, or 95.6% to $2.7 million for 2004 nine-month period. The increase was primarily due to an increase in gross additions and in the number of subscribers replacing phones and upgrading their handsets to access added features provided with the service.

The Company's tower revenue was $2.1 million for the nine months of 2004, compared to the $1.9 million for the same period of 2003.

Wireline revenues were $22.4 million in the 2004 nine-month period, which represented an increase of $0.7 million, or 3.3%, from the 2003 nine-month period. Access revenue in the telephone business increased $1.1 million, due primarily to a reduction in revenue of $1.5 million recorded in 2003 related to a dispute with inter-exchange carriers. Total switched minutes of use increased 18.8% in the 2004 nine-month period, compared to the 2003 nine-month period. The increased traffic is primarily due to wireless traffic transiting the Company's telephone subsidiary's network.

Other revenues of $5.0 million decreased $0.2 million compared to the 2003 nine-month period. Internet revenues increased $0.1 million, or 2.1%, while 511 Travel revenue and other equipment sales and service revenues decreased $0.3 million from the 2003 nine-month period. As reported previously, the Company was informed by the Virginia Department of Transportation during the second quarter of 2004 that the Company's contract for the 511 Virginia travel business would not be renewed beyond the term of the existing contract, which extends through January 2005. The total revenue generated by the 511 Virginia travel business is $0.9 million in the nine months of 2004.

Operating Expenses

Total operating expense for the 2004 nine-month period was $73.3 million, which represented an increase of $7.5 million, or 11.5%, compared to the 2003 nine-month period. The higher operating expense was primarily attributable to an increase in the number of PCS subscribers; the expanded PCS network operation; and, an increase in selling, general and administrative expenses. The effect of these factors was offset in part by a decline in bad debt expense.

Costs of goods and services were $8.1 million for the 2004 nine-month period, which represented an increase of $0.2 million, or 3.0%, from the 2003 nine-month period. This increase was due primarily to an increase in the number of PCS gross subscriber additions, higher cost per gross additions and current PCS customers upgrading their handsets.

Network operating costs for the 2004 nine-month period were $26.6 million, which represented an increase of $1.6 million, or 6.3%, compared to the same period of 2003. Increased travel costs of $2.6 million were offset in part by lower other network costs of $1.1 million in the PCS operation.

The travel costs increased due to an increase in PCS subscribers and an increase in the average minutes of use for travel by the Company's subscribers.

Depreciation and amortization expense for the 2004 nine-month period was $13.4 million, which represented an increase of $1.1 million, or 9.1%, compared to $12.3 million for the 2003 nine-month period, as new assets, primarily in the PCS and telephone operation, have been added to the networks.

Selling, general and administrative costs were $25.1 million, which represented an increase of $4.6 million, or 22.5%. Billing and customer care costs incurred in the PCS operation, primarily charges from Sprint, increased $1.0 million as a result of the increase in the total number of PCS subscribers, net of cost reductions obtained as part of the amendments signed with Sprint on January 30, 2004 and May 24, 2004. Increased administrative staff and increases in wages and benefits for existing employees contributed $1.4 million in added costs compared to the first nine- months of 2003. Costs incurred in connection with Sarbanes-Oxley compliance were $0.9 million for the 2004 nine-month period. Selling and marketing expenses increased $1.5 million due to added internal sales staff, increasing benefit costs, third party sales agent commissions, and expanded advertising efforts on the new Shentel Pages phone book introduced in early 2004. Bad debt expense decreased $0.7 million as a result of reduced PCS subscriber terminations for non-payment, which were attributable to an improved credit profile of the subscriber base in the Company's operating area.

Other Income (Expense)

In connection with the Company's construction plans for 2004, during the third quarter, approximately 160 PCS base stations, of a planned total of 204, were exchanged and up-graded for new equipment from Lucent. In connection with the exchange, the Company expensed $0.6 million of undepreciated installation costs attributed to the equipment removed in the exchange.

Losses on external investments totaled $146 thousand in the 2004 nine-month period, compared to a $0.3 million loss for the 2003 nine-month period. Interest expense decreased $0.4 million, or 13.4%, in the 2004 nine-month period compared to the 2003 nine-month period, a result of decreased borrowing levels.

Income before income taxes, discontinued operations and cumulative effect of accounting changes was $13.2 million in the 2004 nine-month period, which represented an increase of $4.2 million from the $9.0 million reported for the 2003 nine-month period.

Income from continuing operations increased $2.6 million, or 45.9%, to $8.3 million for the 2004 nine-month period from $5.7 million for the 2003 nine-month period.

The results of discontinued operations in 2003 were from the VA 10 RSA limited partnership, which was sold in February 2003. Income from discontinued operations, net of the tax effect of the transaction, was $22.6 million in the 2003 nine-month period. There were no discontinued operations in the 2004 nine-month period.

The Company adopted Statement of Financial Accounting Standards No. 143, "Accounting of Asset Retirement Obligations," effective January 1, 2003, and as a result, recorded a charge to earnings for the cumulative effect of this change in accounting of $76 thousand after taxes in the 2003 nine-month period.

The Company's net income for the 2004 nine-month period was $8.3 million compared to $28.2 million for the 2003 nine-month period.

Investments In Non-Affiliated Companies

The Company participates in emerging technologies by investing in entities that invest in start-up companies. This includes indirect participation through capital venture funds of South Atlantic Venture Fund III, South Atlantic Private Equity IV, Dolphin Communications Parallel Fund, Dolphin Communications Fund II and Burton Partnership. The Company also participates by direct investment in privately held companies. Currently the Company's only direct investment is in NTC Communications, a provider of voice, video and data connections to off-campus student housing properties at universities and colleges. As noted previously, the Company is in the due diligence and negotiation process to purchase the outstanding ownership interest of NTC that it does not currently own. For those investments that eventually become publicly-traded, the Company evaluates whether to hold or sell parts or all of each investment on an individual basis.

As of September 30, 2004, the Company held shares in two companies that are publicly-traded, with the following market values: $40 thousand in Net IQ
(NTIQ), with 3,744 shares held, and $153 thousand in Deutsche Telekom, AG (DT), with 8,219 shares held.

Liquidity and Capital Resources

The Company generated $27.6 million in cash from operations in the 2004 nine-month period, compared to $21.3 million in the 2003 nine-month period. During the second quarter of 2004, the Company contributed $2.0 million in cash to the Company's defined benefit pension plan, of which $0.1 million was a mandatory contribution. This disbursement is reflected as a component of the "other prepaids, deferrals and accruals" line of the cash flows from operating activities, appearing elsewhere in this report.

The Company expects that operations will continue to generate positive cash flows as PCS operations improve and the number of subscribers increases. In the fourth quarter of 2004, the Company plans to liquidate approximately $12.5 million of its short-term investments, to fund its previously announced purchase of the outstanding portion of NTC Communications which it does not own.

As of September 30, 2004, the Company's total debt was $40.2 million, with an annualized overall weighted average interest rate of approximately 7.5%. As of September 30, 2004, the Company was in compliance with the covenants in its credit agreements. The Company anticipates borrowing additional funds in the fourth quarter of 2004 to refinance the debt of NTC Communication in connection with the planned acquisition.

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

For the 2004 nine-month period, the Company spent $21.7 million in capital projects. Management anticipates capital spending for 2004 will be approximately $35 million.

The Company will use funds generated from operations, or liquidate some short term investments to fund the approximately $3.3 million dividend declared subsequent to the end the third quarter.

The Company's short-term and long-term cash needs are expected to be met including working capital requirements, capital projects, debt payments, and dividend payments, from cash on hand, operating cash flow, and amounts expected to be available under the Company's existing financing facility. The Company may liquidate some of its investments to generate additional cash for its capital needs.

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

The Company relies on Sprint for the development of new products and services to remain competitive in the wireless industry. These services include text messaging, video, data transfer, and walkie-talkie features. If these services do not operate properly or if Sprint should not continue to develop new competitive products, the results could have a materially adverse impact on the results of the Company.

The Company is required to participate in national and regional third party distribution programs formulated and negotiated by Sprint. Sprint has entered into reseller agreements, which will impact the Company. These distribution and reseller programs may have an adverse impact on the Company's results.

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

The current competitive nature of the wireless industry may prompt major wireless providers to strive for financial improvements through industry consolidation. Such consolidation could include Sprint. It is not clear to what extent consolidation may occur or which companies may be involved, but certain consolidating transactions may have an adverse impact on the operating results and valuation of the Company's wireless operations.

The Company's telephone access revenue may be adversely impacted by legislative or regulatory actions that decrease access rates or exempt certain traffic from paying access or by industry trends that shift minutes from the Company's regulated telephone network. An unfavorable finding, trend or ruling may have an adverse effect on the Company's telephone operations.

There has been a trend for incumbent local exchange carriers to see a decrease in access lines due to the effect of wireless and wireline competition, the elimination of a second line dedicated to dial-up Internet as customers migrate to broadband connections, and the increase in popularity of Voice Over Internet Protocol (VOIP) technology. The Company has experienced a slight, but not material, reduction in its number of access lines to date. An acceleration of this trend could have a materially adverse effect on the Company's telephone operations in the future.

The Company may continue to see a decrease in the number of dial up internet customers as consumers and businesses require and expect broadband high-speed Internet access in all data applications.

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

The Company's revenue from fiber leases may be adversely affected by further erosion in demand or in price competition for these facilities. There also remains the potential for additional bankruptcies of the Company's customers. The Company monitors each of its fiber lease customers closely to manage this risk.

The Company operates the cable television system in Shenandoah County, Virginia. The Company has seen increased competition from satellite providers that are larger and have cost advantages over the Company in programming procurement. The continued success of the satellite television providers is expected to have an adverse impact on the Company's cable television results.

The Company may not be able to utilize all of its net operating loss carry forwards for taxes in certain states before they expire.

Section 404 of the Sarbanes Oxley Act of 2002 requires that we evaluate and report on our systems of internal controls beginning with the Annual Report filed on Form 10-K for the current year. In addition, the independent auditors must report on management's evaluation of those controls. The Company is in the process of documenting and testing its system of internal controls to provide the basis for its report. However, at this time, due to the ongoing evaluation and testing of the Company's internal controls, we cannot assure you that there may not be reportable conditions or material weaknesses that would be required to be reported.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which was effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. The Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise became effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

In December 2003, the FASB issued SFAS No.132(R). SFAS No.132(R) is a revision of SFAS No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No.132(R) is effective for financial statements with fiscal years ending after December 15, 2003. SFAS No.132(R) requires additional disclosures including information describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. The objectives of the revisions are to provide qualitative information about the items in the financial statements, quantitative information about items recognized or disclosed in the financial statements, information that enables users of financial statements to assess the effect that pension plans and other post-retirement benefit plans have on entities' results of operations, and information to facilitate assessments of future earnings and cash flows. The Company has adopted this statement effective December 31, 2003. See note 9 to the financial statements appearing elsewhere in this report for the disclosures required by this pronouncement.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risks relate primarily to changes in interest rates on instruments held for other than trading purposes. The Company's interest rate risk involves three components, although only one is of any significance at this time. The first component is outstanding debt with variable rates. As of September 30, 2004, the Company's variable rate debt balance was zero. The Company has a variable rate line of credit totaling $0.5 million with SunTrust Bank. The Company's remaining debt has fixed rates through its maturity. A 10.0% decline in market interest rates would increase the fair value of the fixed rate debt by approximately $1.3 million, while the estimated current fair value of the fixed rate debt is approximately $37.3 million.

The second component of interest rate risk is temporary excess cash, primarily invested in overnight repurchase agreements and short-term certificates of deposit and money market funds. The Company currently has approximately $23.5 million of cash equivalents in money market funds, which are accruing interest at rates of approximately 1.2% per year. The cash is currently in short-term investment vehicles that have limited interest rate risk. Management continues to evaluate the most beneficial use of these funds.

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

As of September 30, 2004, the Company had $7.7 million invested in privately-held companies directly or through investments with portfolio managers. Most of the companies are at an early stage of development, and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability. The Company's market risk is limited to the funds previously invested and an additional $1.3 million committed under contracts the Company has signed with portfolio managers.

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

The Company's management, with the participation of its Chief Executive Officer, who is the Company's principal executive officer, and its Chief Financial Officer, who is the Company's principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to Shenandoah Telecommunications Company, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934.

In connection with the requirements imposed under Section 404 of the Sarbanes-Oxley Act of 2002, we have retained an outside consulting firm to assist us in reviewing, documenting, and improving our internal control processes and have engaged Goodman and Company, a regional accounting firm to assist in the testing of these controls. On an ongoing basis, the Company contracted with Goodman and Company to perform internal audit functions.

Except as described in the preceding paragraph, during the third fiscal quarter of 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

Under our agreements with Sprint, Sprint provides us with billing, collections, customer care, certain network operations and other back office services for the PCS operation. As a result, Sprint remits to the Company approximately 64% of the Company's total revenues based on the results of the 2004 third quarter, while approximately 40% of the expenses reflected in the Company's consolidated financial statements relate to charges by or through Sprint for expenses such as billing, collections and customer care, roaming expense, long-distance, and travel. Due to this relationship, the Company necessarily relies on Sprint to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivable, which underlie a substantial portion of our periodic financial statements and other financial disclosures.

Information provided by Sprint includes reports regarding the subscriber accounts receivable in our markets. Sprint provides us monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level. We review these various reports to identify discrepancies or errors. However, under our agreements with Sprint, we are entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 8% of revenue retained by Sprint. Because of our reliance on Sprint for financial information, we must depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint's other PCS affiliate network partners. To address this issue, Sprint engages independent auditors to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and

Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70 ("SAS 70 reports"). The report is provided to the Company on semi-annual basis and covers a twelve-month period. The current recent report covers the period from April 1, 2003 to March 31, 2004. The most recent report indicated there were no material issues which would adversely affect the information used to support the recording of the revenues and expenses provided by Sprint related to the Company's relationship with them.

The Company dedicated significant resources during the second quarter of 2004 in preparing for the conversion of its PCS point of sale system. The conversion involved a change from a stand-alone, Company-hosted system, to a system hosted by Sprint that is integrated into the Sprint PCS billing system. Through this integration, the Company has eliminated several points of multiple data entry, thereby reducing the risk of error, and enhancing internal control, while improving the sales process. The new system was placed in service during mid-July 2004.

The Company has made significant progress in documenting its internal controls. To date, while deficiencies have been identified and remediated, no material weaknesses have been identified. Nonetheless, there is no assurance that the remediation efforts will meet the requirements of Section 404 of the Sarbanes-Oxley Act. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

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

                       SHENANDOAH TELECOMMUNICATIONS COMPANY
                       (Registrant)


November 8, 2004       /S/ EARLE A. MACKENZIE
                       ----------------------
                       Earle A. MacKenzie
                       Executive Vice President and
                       Chief Financial Officer
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