Form 10-Q/A
period 2004-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2005-02-22
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-Q/A
                                (Amendment No.1)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _____________________ to _____________________

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

Indicate by check mark whether the registration is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |X| YES |_| NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at April 23, 2004
--------------------------                         -----------------------------
Common Stock, No Par Value                                7,604,715 Shares

Explanatory Note

The undersigned registrant hereby files Amendment No. 1 to amend the following items of its Form 10-Q for the quarter ended March 31, 2004:

      1.)   Item 4, "Controls and Procedures," and

      2.) Item 6, "Exhibits and Reports on Form 8-K " to reissue the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its President and Chief Executive Officer, who is our principal executive officer, and its Executive Vice President and Chief Financial Officer, who is our principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004.

During the first fiscal quarter of 2004, there were changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting as follows:

      The Company has put into place processes, that have steadily improved our ability to identify material errors in Sprint financial information on a timely basis. These processes are in part a result of a new Amended Management and Services Agreement.

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

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                      (Registrant)

February 22, 2005                           /S/ Earle A. MacKenzie
                                            ------------------------------------
                                            Earle A. MacKenzie
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)