Form 10-Q/A
period 2004-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2005-02-22
CIK 354963

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

Explanatory Note

The undersigned registrant hereby files Amendment No. 1 to amend the following items of its Form 10-Q for the quarter ended June 30, 2004:

      1.)   Item 4, "Controls and Procedures," and

      2.) Item 6, "Exhibits and Reports on Form 8-K " to reissue the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its President and Chief Executive Officer, who is our principal executive officer, and its Executive Vice President and Chief Financial Officer, who is our principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004.

During the second fiscal quarter of 2004, there were changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting as follows:

      The Company dedicated significant resources during the second quarter of 2004 in preparing for the conversion of its new PCS point of sale system. The conversion will involve a change from a stand-alone, Company-hosted system, to a system hosted by Sprint that is integrated into the Sprint PCS billing system. Through this integration, the Company has eliminated several points of multiple data entry, thereby reducing the risk of error, and enhancing internal control, while improving the sales process. The new system was placed in service during mid-July 2004.

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

As part of the preparation for meeting the requirements of Section 404 of the Sarbanes-Oxley Act, the Company has spent time formalizing and further documenting existing internal controls

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed with this Quarterly Report on Form 10-Q:

      10.1 Addendum VI dated May 24, 2004 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company.

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