Form 10-Q/A
period 2004-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2005-02-22
CIK 354963

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

Indicate by check mark whether the registration is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |X| YES |_| NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at October 28, 2004
--------------------------                       -------------------------------
Common Stock, No Par Value                               7,618,152 Shares

Explanatory Note

The undersigned registrant hereby files Amendment No. 1 to amend the following items of its Form 10-Q for the quarter ended September 30, 2004:

      1.)   Item 4, "Controls and Procedures," and

      2.) Item 6, "Exhibits" to reissue the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its President and Chief Executive Officer, who is our principal executive officer, and its Executive Vice President and Chief Financial Officer, who is our principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004.

During the third fiscal quarter of 2004, there were changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting as follows:

      1. The Company dedicated significant resources during the second quarter of 2004 in preparing for the conversion of its new PCS point of sale system. The conversion will involve a change from a stand-alone, Company-hosted system, to a system hosted by Sprint that is integrated into the Sprint PCS billing system. Through this integration, the Company has eliminated several points of multiple data entry, thereby reducing the risk of error, and enhancing internal control, while improving the sales process. The new system was placed in service during mid-July 2004.

      2. In connection with the requirements imposed under Section 404 of the Sarbanes-Oxley Act of 2002, we have retained an outside consulting firm to assist us in reviewing, documenting, and improving our internal control processes and have engaged Goodman and Company, a regional accounting firm to assist in the testing of these controls. On an ongoing basis, the Company contracted with Goodman and Company to perform internal audit functions.

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