Form 10-K
period 2004-12-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2005-03-22
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from__________ to__________

                         Commission File No.: 000-09881

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)

            VIRGINIA                                    54-1162807
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                       500 Shentel Way, Edinburg, VA      22824
               (Address of principal executive offices) (Zip Code)

                                 (540) 984-4141
              (Registrant's telephone number, including area code)

                                 Not Applicable
     (Former name, former address and former fiscal year, if changed since last report)

                               ------------------

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

 Yes |X| NO |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004, based on the closing sale price of such stock on the Nasdaq National Market on such date, was approximately $182 million. (In determining this figure, the registrant has assumed that all of its officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                                  OUTSTANDING AT FEBRUARY 23, 2005
Common Stock, No Par Value                                7,641,536

                        ---------------------------------

                       DOCUMENT INCORPORATED BY REFERENCE

Information in Part III is incorporated by reference to the Company's definitive proxy statement for its 2005 Annual Meeting of Shareholders.

                      SHENANDOAH TELECOMMUNICATIONS COMPANY

Item                                                                                                    Page
Number                                                                                                 Number

                                                 PART I

1.      Business                                                                                         5
2.      Properties                                                                                       25
3.      Legal Proceedings                                                                                26
4.      Submission of Matters to a Vote of Security Holders                                              26

                                                 PART II

5.      Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer
        Purchasers of Equity Securities                                                                  27
6.      Selected Financial Data                                                                          28
7.      Management's Discussion and Analysis of Financial Condition and Results of Operations            29

7A.     Quantitative and Qualitative Disclosures About Market Risk                                       47
8.      Financial Statements and Supplementary Data                                                      47
9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             48
9A.     Controls and Procedures                                                                          48
9B      Other Information                                                                                49

                                                PART III

10.     Directors and Executive Officers of the Registrant                                               49
11.     Executive Compensation                                                                           50
12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
        Matters                                                                                          50
13.     Certain Relationships and Related Transactions                                                   50
14.     Principal Accountant Fees and Services                                                           50

                                                 PART IV

15.     Exhibits and Financial Statement Schedules                                                       51

                 Index to the Consolidated 2004 Financial Statements                                    F-1

                 Exhibits Index


              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "may," "will," "anticipate," "estimate," "expect," "intend," "plan," "continue" and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flow and other operating results, business strategy, financing plans, forecasted trends related to the markets in which we operate and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in this report under "Business-Recent Developments" and "Risk Factors."

                                     PART I

            Some of the information contained in this report concerning the markets and industry in which we operate is derived from publicly available information and from industry sources. Although we believe that this publicly available information and the information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.

            Unless we indicate otherwise, references in this report to "we," "us," "our" and "the Company" means Shenandoah Telecommunications Company and its subsidiaries.

ITEM 1.  BUSINESS

            Overview

            Shenandoah Telecommunications Company is a diversified telecommunications holding company that, through its operating subsidiaries, provides both regulated and unregulated telecommunications services to end-user customers and other communications providers in the southeastern United States. The Company offers a comprehensive suite of voice and data communications services. The Company operates eleven reporting segments based on the holding company's business and the products and services provided by the operating subsidiaries.

            The Company's primary market area historically has been the northern Shenandoah Valley of Virginia and surrounding areas. This market area includes, in addition to parts of Virginia ranging from Harrisonburg in the south to Winchester in the north, parts of Maryland, West Virginia and Pennsylvania, and on a limited basis, northern Virginia. Pursuant to a management agreement with Sprint Communications Company and its related parties (collectively, "Sprint"), the Company is the exclusive personal communications service ("PCS") Affiliate of Sprint providing mobility communications network products and services in the 1900 megahertz spectrum range in the four-state area extending from Harrisonburg, Virginia to Harrisburg, York and Altoona, Pennsylvania. The Company operates its PCS network under the Sprint radio spectrum license and brand. The Company also holds paging radio telecommunications licenses.

            Following its acquisition of NTC Communications LLC ("NTC") in November 2004, the Company provides high speed internet, cable television and local and long distance voice services to multi-dwelling unit communities (primarily off-campus student housing) in Virginia, Maryland, North Carolina, South Carolina, Georgia, Florida, Tennessee and Mississippi. At December 31, 2004, NTC served 107 multi-unit, multi-building properties.

            The Company offers many of its services over its own fiber optic network of approximately 557 miles at December 31, 2004. The main lines of the network follow the Interstate 81 corridor and the Interstate 66 corridor in the northwestern part of Virginia. Secondary routes provide alternate routing in the event of an outage. In addition to its own fiber network, the Company through its telephone subsidiary has a 20 percent ownership in Valley Network Partnership ("ValleyNet"), which is a partnership offering fiber network facility capacity in western, central, and northern Virginia, as well as the Interstate 81 corridor from Johnson City, Tennessee to Carlisle, Pennsylvania.

            The Company is certified to offer competitive local exchange services in Virginia outside of its present telephone service area and is in the process of obtaining certification to provide competitive local exchange services in North Carolina.

            There are minimal seasonal variations in the Company's core wireline operations. The Company's PCS subsidiary experiences seasonality in the retail sale of wireless handsets and services. Because NTC has historically focused its marketing efforts on communities that cater to college students, the sale of services by NTC is historically lower in the summer months, when students are on vacation.

            In February 2003, the Company sold its 66% general partner interest in the Virginia 10 RSA Limited Partnership, which was engaged in cellular operations, to Verizon Wireless for $37.0 million. The total proceeds received were $38.7 million, of which $5.0 million were held in escrow for the payment of potential specified contingencies and indemnification obligations during the two-year post-closing period. In February 2005, the full escrowed deposit of $5.0 million, included as an escrow receivable at December 31, 2004, was released to the Company. The Company's net after tax gain on the total transaction was approximately $22.4 million. The operating results of the partnership are reflected in discontinued operations for the applicable periods presented in the Company's consolidated financial statements appearing elsewhere in this report.

            Recent Developments

            On December 15, 2004, Sprint and Nextel Communications, Inc. announced that they had entered into a definitive agreement to merge. Nextel is a provider of digital wireless communications services in the Company's PCS service area.

            The impact of the Sprint-Nextel merger on the Company's PCS operations is uncertain as of the date of this report. Based on currently available information and assuming that no changes are effected with respect to Sprint's agreements with the Company, it is possible, that Sprint could be in violation of the exclusivity provisions of the Company's agreements with Sprint at some point following the completion of the Sprint-Nextel transaction.

            The Company's agreements with Sprint provide for specific remedies in the event of a material violation by Sprint of such agreements. No determination has been made as to the impact on the value of the Company or its business of any of such remedies or whether any such remedy would be more or less favorable to the Company and its shareholders than the existing arrangements with Sprint or any new arrangements the Company may negotiate with Sprint.

            As a result of the Sprint-Nextel merger, Sprint PCS may require the Company to meet additional program requirements, which could increase the Company's expenses.

            The Company is committed to working with Sprint to reach mutually acceptable arrangements with respect to the foregoing matters. There can be no assurances, however, that the Company and Sprint will be able to reach mutually acceptable arrangements or as to the terms of any such arrangements or the likely impact on the Company of any such arrangements.

            Services

            The Company provides integrated voice and data communications services to end-user customers and other communications providers through the following operating subsidiaries:

            Shenandoah Telephone Company

            Shenandoah Telephone Company provides both regulated and non-regulated telephone services to approximately 24,700 customers as of December 31, 2004, primarily in Shenandoah County and small service areas in Rockingham, Frederick, and Warren counties in Virginia. This subsidiary provides access for inter-exchange carriers to the local exchange network. This subsidiary has a 20 percent ownership interest in ValleyNet, which offers fiber network facility capacity to other communications providers in western, central, and northern Virginia, as well as the Interstate 81 corridor from Johnson City, Tennessee to Carlisle, Pennsylvania.

            Shenandoah Personal Communications Company ("PCS")

            PCS has offered personal communications services through a digital wireless telephone and data network since 1995. In 1999, PCS executed a management agreement with Sprint. The network, which utilities call division multiple access, or CDMA, currently covers 233 miles of Interstates 81 and 83, and a 126-mile section of the Pennsylvania Turnpike between Pittsburgh and Philadelphia. Under its agreements with Sprint, the Company is the exclusive PCS Affiliate of Sprint in the Company's territory, providing wireless mobility communications network products and services in the 1900 megahertz spectrum range. The Company had approximately 102,600 retail PCS customers and 27,300 wholesale PCS customers at December 31, 2004. Of the Company's total operating revenues, 63.5% in 2004, 61.3% in 2003 and 57.7% in 2002 were generated by or through Sprint and its customers using the Company's portion of Sprint's nationwide PCS network. No other customer relationship generated more than 2.5% of the Company's total operating revenues in 2004, 2003 or 2002.

            Under the Sprint agreements, Sprint provides the Company significant support services such as customer service, billing, collections, long distance, national network operations support, inventory logistics support, use of the Sprint brand names, national advertising, national distribution and product development. In addition, the Company derives substantial travel revenue and incurs substantial travel expenses when subscribers of Sprint and Sprint's PCS Affiliate partners incur minutes of use in the Company's territory and when the Company's subscribers incur minutes of use in territories of Sprint and Sprint's PCS Affiliate partners.

            Sprint provides back-office and other services including travel clearing-house functions, to the Company. For periods before January 1, 2004, there was no prescribed formula defined in the agreements with Sprint for the calculation of the fee charged to the Company for these services. Sprint adjusted these fees at least annually. This situation changed with the execution of an amendment to the Agreement which occurred on January 31, 2004, retroactive to January 1, 2004 (the "Amended Agreement"). By simplifying the formulas used and fixing certain fees, the Amended Agreement provides greater certainty to the Company for certain future expenses and revenues during the term of the agreement that expires on December 31, 2006 and simplifies the methods used to settle revenue and expenses between the Company and Sprint. The Company entered into an amendment to the Amended Agreement with Sprint on May 24, 2004. Under the terms of the agreement, the Company has agreed to participate in all new and renewed reseller agreements signed through December 31, 2006. In addition, the Company signed an agreement to participate in all existing Sprint reseller arrangements applicable to the Company's service area. In consideration for this participation, the Company received a reduction in the monthly fee per subscriber paid to Sprint for back-office services and specified network services. Prior to January 1, 2004, with the exception of certain roaming and equipment sales revenues, the Company recorded its PCS revenues based on the revenues collected by Sprint, net of the 8% fee retained by Sprint. After the adoption of the Amended Agreement, effective January 1, 2004, the Company records its PCS revenues, with the exception of certain roaming and equipment sales revenues, based on the PCS revenues billed, as opposed to collected, by Sprint, net of the 8% fee retained by Sprint. The cash settlements received from Sprint are net of the 8% fee, customer credits, account write offs and other billing adjustments. The Amended Agreement only changes the timing of the Company's receipt of the cash settlements from Sprint and does not change the Company's recording of revenue.

            The Company receives and pays travel fees for inter-market usage of the network by Sprint wireless subscribers not homed in a market in which they may use the service. Sprint and its PCS Affiliates pay the Company for the use of its network by their wireless subscribers, while the Company pays Sprint and its PCS Affiliates reciprocal fees for Company subscribers using other segments of the network not operated by the Company. The rates paid on inter-market travel were reduced to $0.10 per minute as of January 1, 2002. The rate in effect for 2004 and 2003 was $0.058 per minute and will remain at this rate through December 31, 2006.

            The Sprint agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements. The Company was in compliance in all material respects with these requirements as of December 31, 2004.

            Additional information regarding the Company's agreements with Sprint is set forth in Note 7 of the Company's consolidated financial statements and related notes thereto appearing elsewhere in this report.

            Shenandoah Cable Television Company

            Shenandoah Cable Television Company provides coaxial cable-based television service to approximately 8,600 customers in Shenandoah County at December 31, 2004. The system is a 750 megahertz hybrid fiber coaxial network. Shenandoah Cable currently offers 75 channels of analog and 173 channels of digital programming along with pay per view.

            ShenTel Service Company

            ShenTel Service Company sells and services telecommunications equipment and provides information services and Internet access to customers in the northern Shenandoah Valley and surrounding areas. The Internet service has approximately 15,000 dial-up customers and nearly 2,600 digital subscriber line, or DSL, customers at December 31, 2004. This subsidiary offers broadband Internet access via asymmetric digital subscriber line, or ADSL, technology in Shenandoah County, Virginia.

            Shentel Converged Services, Inc. and NTC Communications, LLC.

            These subsidiaries provide bundles of high speed internet, cable television and local and long distance voice services to residential communities throughout the southeastern United States outside of Shenandoah County.

            Shenandoah Valley Leasing Company

            Shenandoah Valley Leasing Company finances purchases of telecommunications equipment by customers of the other subsidiaries, particularly ShenTel Service Company.

            Shenandoah Mobile Company

            Shenandoah Mobile Company owns and leases tower space in the PCS service territory in Virginia, West Virginia, Maryland and Pennsylvania to Shenandoah Personal Communications Company and other wireless communications providers. This subsidiary provides paging service throughout the Virginia portion of the northern Shenandoah Valley.

            Shenandoah Long Distance Company

            Shenandoah Long Distance Company principally offers resale of long distance service for calls placed to locations outside the regulated telephone service area. This operation purchases billing and collection services from the telephone subsidiary similar to other long distance providers. In addition, this subsidiary offers facility leases of fiber optic capacity in surrounding counties, and into Herndon, Virginia. This subsidiary had approximately 9,900 customers at December 31, 2004.

            Shenandoah Network Company

            This subsidiary owns and operates the Maryland and West Virginia portions of a fiber optic network along the Interstate 81 corridor. In conjunction with the telephone subsidiary, Shenandoah Network Company is associated with the ValleyNet fiber optic network.

            ShenTel Communications Company

            This subsidiary is certified as a competitive local exchange carrier, or CLEC, in Virginia and currently provides DSL service in Front Royal, Virginia. Currently there are minimal subscribers receiving service from this subsidiary.

            Additional information concerning the operating segments is set forth in Note 15 of the Company's consolidated financial statements appearing elsewhere in this report.

            Competition

            The communications industry is highly competitive. We compete primarily on the basis of the price, availability, reliability, variety and quality of our offerings and on the quality of our customer service. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. In particular, price competition in the integrated communications services markets generally has been intense and is expected to increase. Our competitors include, among others, larger providers such as AT&T Corp., MCI and Verizon Wireless, as well as various competitive carriers. The larger providers have substantially greater infrastructure, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than the Company. We also may increasingly face competition from businesses offering long distance data and voice services over the internet. These businesses could enjoy a significant cost advantage because currently they generally do not pay carrier access charges or universal service fees.

            In some markets, we compete in the provision of local services against the incumbent local telephone company. Incumbent carriers enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including pre-existing customer relationships with all or virtually all end-users. In addition, incumbent carriers are expected to compete in each other's markets in some cases, which will increase the competition we face. Wireless communications providers are competing with wireline local telephone service providers, which further increases competition.

            Competition is intense in the wireless communications industry. Competition has caused, and we anticipate that competition will continue to cause, the market prices for two-way wireless products and services to decline in the future. Our ability to compete effectively will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the wireless industry.

            The recent emergence of service providers that use Voice Over Internet Protocol applications also could present a competitive threat. Because the regulatory status of Voice Over Internet Protocol applications is largely unsettled, providers of such applications may be able to avoid costly regulatory requirements, including the payment of intercarrier compensation. This could impede our ability to compete with these providers on the basis of price. More generally, the emergence of new service providers will increase competition, which could adversely affect our ability to succeed in the marketplace for communications services.

            A continuing trend toward consolidation, mergers, acquisitions and strategic alliances in the communications industry also could increase the level of competition we face.

            Regulation

            Our operations are subject to regulation by the Federal Communications Commission ("FCC"), the Virginia State Corporation Commission ("VSCC"), and other federal, state, and local governmental agencies. The laws governing these agencies, and the regulations and policies that they administer, are subject to constant review and revision, and some of these changes might have material impacts on our revenues and expenses.

            The discussion below focuses on the regulation of our wireless subsidiary, Shenandoah Personal Communications Company, and our incumbent local exchange carrier ("ILEC") subsidiary, Shenandoah Telephone Company. Other lines of business (e.g., Shenandoah Cable Company our cable television operations, and our competitive local exchange carrier ("CLEC") business) are also subject to regulation, but those described below are the most significant to the Company as a whole. NTC Communications, LLC while providing voice and video services, services only multi-dwelling unit communities and as a result operates in a manner that generally does not subject it to direct regulation.

            Regulation of Shentel's Wireless Operations

            We operate our wireless business primarily using radio spectrum licensed to Sprint under the Sprint management agreements. Nonetheless, we are directly or indirectly subject to, or affected by, a number of regulations and requirements of the FCC and other governmental authorities.

            Interconnection. The FCC has the authority to order interconnection between commercial mobile radio service ("CMRS") providers (which includes us) and any other common carrier. The FCC has ordered local exchange carriers to provide reciprocal compensation to CMRS providers for the termination of traffic. Under these rules, we benefit from interconnection agreements negotiated by us, or by Sprint (for our wireless network) on our behalf, with Verizon and with several smaller independent local exchange carriers. Interconnection agreements are negotiated on a statewide basis. If an agreement cannot be reached, parties to interconnection negotiations can submit outstanding disputes to federal or state regulators for arbitration. Negotiated interconnection agreements are subject to state approval.

            The FCC has underway a rulemaking proceeding in which the agency is considering making major changes to the inter-carrier compensation rules that govern the telecommunications industry. In addition, the FCC is considering a number of petitions for declaratory ruling and other proceedings regarding disputes among carriers relating to interconnection payment obligations; resolutions of these petitions could set precedents that would affect us in the future. Interconnection costs represent a significant expense item for the Company and any significant changes in the inter-carrier compensation scheme may have a material impact on the Company. The Company is unable to determine at this time whether any such changes would be beneficial to or detrimental to the Company financially.

            Universal Service Contribution Requirements. Sprint PCS is required to contribute, based in part on the revenues it receives in connection with our wireless operations, to the federal universal service fund. The purpose of this fund is to subsidize telecommunications services in rural areas, for low-income consumers, and for schools, libraries, and rural healthcare facilities. Sprint PCS is permitted to, and does, pass through these mandated payments as surcharges paid by customers. The FCC is considering a number of major changes to the universal service rules that could affect us. For example, the FCC is considering possible changes to the current rules, in which contribution obligations are assessed as a variable percentage of interstate end-user telecommunications revenues. The FCC could, instead, impose the contribution obligations based on the number of telephone numbers, the number of end-user connections, or on some other basis. The FCC may also broaden the base of the fund by requiring Voice over Internet Protocol providers and other service providers to make contributions. The share of payments from wireless companies may increase or decrease, and the overall size of the fund could well increase. At the present time it is not possible to predict whether and how these changes could affect the extent of our total federal universal service assessments or our ability to recover costs associated with the universal service fund.

            In addition, payments are due based on revenues received in connection with our wireless (and wireline) operations to funds that support and maintain the Telecommunications Relay Fund, the North American Numbering Plan, and to the FCC itself (regulatory fees). Under our agreement with Sprint, Sprint is responsible for making these payments with respect to our wireless operations, and is able to pass through the costs in surcharges paid by customers.

            Transfers, Assignments and Changes of Control of PCS Licenses. The FCC must give prior approval to the assignment of, or transfers involving, substantial changes in ownership or control of a PCS license. The FCC also requires licensees to maintain effective working control over their licenses. Our agreements with Sprint PCS reflect an alliance that the parties believe meets the FCC requirements for licensee control of licensed spectrum. If the FCC were to determine that the Sprint PCS agreements need to be modified to increase the level of licensee control, we have agreed with Sprint PCS under the terms of our Sprint PCS agreements to use our best efforts to modify the agreements as necessary to cause the agreements to comply with applicable law and to preserve to the extent possible the economic arrangements set forth in the agreements. If the agreements cannot be modified, the agreements may be terminated pursuant to their terms. The FCC could also impose sanctions on the Company.

            Personal communication service licenses are granted for ten-year periods. Licensees have an expectance of license renewal if they have provided "substantial" performance and complied with FCC rules, policies and the Communications Act.

            Construction and Operation of Wireless Facilities. Wireless systems must comply with certain FCC and Federal Aviation Administration regulations regarding the registration, siting, marking, lighting and construction of transmitter towers and antennas. The FCC also requires that aggregate radio wave emissions from every site location meet certain standards. These regulations also affect site selection for new network build-outs and may increase the costs of improving our network. The increased costs and delays from these regulations may have a material adverse affect on our operations.

            In addition, the FCC's decision to license a proposed tower may be subject to environmental review pursuant to the National Environmental Policy Act of 1969, or NEPA, which requires federal agencies to evaluate the environmental impacts of their decisions under certain circumstances. FCC regulations implementing NEPA place responsibility on each applicant to investigate any potential environmental effects, including health effects relating to radio frequency emissions, of a proposed operation and to disclose any significant effects on the environment to the agency prior to commencing construction. In the event that the FCC determines that a proposed tower would have a significant environmental impact, the FCC would require preparation of an environmental impact statement. In addition, tower construction is subject to regulations implementing the Historic Preservation Act. Compliance with environmental or historic preservation requirements could significantly delay or prevent the registration or construction of a particular tower or make tower construction more costly. In certain jurisdictions, local laws or regulations may impose similar requirements.

            Wireless Facilities Siting. State and localities are authorize to engage forms of regulation, including zoning and land-use regulation, that affect the Company's ability to select and modify sites for wireless facilities. States and localities may not engage in forms of regulation that effectively prohibit the provision of wireless services, discriminate among providers of such services, or use radio frequency health effects as a basis to regulate the placement, construction or operation of wireless facilities. The FCC is considering numerous requests for preemption of local actions and other ongoing proceedings affecting wireless facilities siting.

            Enhanced 911. In order to enable wireless customers to dial 911 for emergency medical or police assistance, and ensure that emergency service providers will be able to locate the wireless user, the FCC has required all wireless providers to provide enhanced 911 ("E-911") in a two-phased process. In Phase I, wireless providers are required to provide the cell site from which a wireless call has been made and the caller's wireless phone number. The triggering event for Phase I compliance is a request from a Phase I-enabled Public Safety Answering Point ("PSAP"), after which a wireless provider has six months to reach compliance. In Phase II, wireless providers must be capable of transmitting precise automatic location identification ("ALI") of subscribers by latitude and longitude with a specified accuracy. The FCC has adopted a number of deadlines and benchmarks for compliance with the Phase I and Phase II E-911 requirements. Sprint PCS has obtained conditional waivers of certain of these requirements based on a modified deployment plan, which includes a number of interim benchmarks and other conditions, and would provide for completing Phase II enhanced 911 deployment by 2005. These waivers apply to our operations. To date we are in compliance with the provisions of these rules and conditional waivers.

            Communications Assistance for Law Enforcement Act ("CALEA"). CALEA was enacted in 1994 to preserve electronic surveillance capabilities by law enforcement officials in the face of rapidly changing telecommunications technology. CALEA requires telecommunications carriers, including us, to modify their equipment, facilities, and services to allow for authorized electronic surveillance based on either industry or FCC standards. Following adoption of interim standards and a lengthy rulemaking proceeding, including an appeal and remand proceeding, as of June 30, 2002, all carriers were required to be in compliance with the CALEA requirements. We are currently in compliance with the CALEA requirements.

            Local Number Portability. Since November 24, 2003, all covered CMRS providers, including us, are required to allow customers in the 100 largest metropolitan areas to retain their existing telephone numbers when switching from one telecommunications carrier to another. These rules are generally referred to wireless local number portability ("WLNP"). As of May 24, 2004, FCC regulations require that such CMRS providers must implement WLNP outside the 100 largest metropolitan areas in the United States as well. Given how recently these rules were implemented, it is not yet clear whether and to what extent the WLNP mandate has resulted in increased operating costs, higher subscriber churn rates, or increased subscriber acquisition and retention costs. In addition, we may be able to obtain additional new customers that wish to change their service from other wireless carriers as a result of wireless number portability. The future volume of any porting requests, and the processing costs related thereto, may increase our operating costs in the future. Any of the above factors could have an adverse affect on our competitive position, costs of obtaining new subscribers, liquidity, financial position and results of operations. In addition, in September 2004, the FCC issued a proposal to reduce the mandatory time interval during which number porting must be achieved. These proceedings, the outcomes of which cannot be determined at this time, may have a material impact on the porting obligations to which the Company is subject.

            Number Pooling. The FCC regulates the assignment and use of telephone numbers by wireless and other telecommunications carriers to preserve numbering resources. CMRS providers in the top 100 markets are required to be capable of sharing blocks of 10,000 numbers among themselves in subsets of 1,000 numbers ("1000s-block number pooling"). In addition, all CMRS carriers, including those operating outside the top 100 markets, must be able to support roaming calls on their network placed by users with pooled numbers. Wireless carriers must also maintain detailed records of the numbers they have used, subject to audit. The pooling requirements may impose additional costs and increase operating expenses on us and limit our access to numbering resources.

            Telecommunications Relay Services ("TRS"). Federal law requires wireless service providers to take steps to enable the hearing impaired and other disabled persons to have reasonable access to wireless services. The FCC has adopted rules and regulations implementing this requirement to which the Company is subject, and requires the Company to pay a regulatory assessment to support TRS for the disabled. The Company is in compliance with these requirements.

            Consumer Privacy. The Company is subject to various federal and state laws intended to protect the privacy of end-users who subscribe to the Company's services. For example, the FCC has regulations that place certain restrictions on the permissible uses that the Company can make of customer-specific information (known as "Customer Proprietary Network Information" or "CPNI") received from subscribers. In addition, the FCC is considering adopting restrictions on the extent to which wireless data customers will be subjected to receiving unsolicited junk e-mail or spam. One such restriction, which became effective October 18, 2004, is the prohibition of sending commercial messages to any address referencing an internet domain name associated with wireless subscriber messaging services and the requirement that all CMRS providers must submit to the FCC a list of their internet domain names that are associated with wireless subscriber messaging services. Complying with these requirements may impose costs on us or force us to alter the way we provide or promote our services.

            Consumer Protection. Many members of the wireless industry, including us, have voluntarily committed to comply with the CTIA Consumer Code for Wireless, which includes consumer protection provisions regarding the content and format of bills; advance disclosures regarding rates, terms of service, contract provisions, and network coverage; and the right to terminate service after a trial period or after changes to contract provisions are implemented. Both the FCC and the state commissions are considering imposing additional consumer protection requirements upon wireless service providers, and a number of regulatory proceedings are pending. Any further changes to these requirements could increase our costs of doing business and the costs of acquiring and retaining customers.

            Radio Frequency Emissions. Some studies (and media reports) have suggested that radio frequency emissions from handsets, wireless data devices and cell sites may raise various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Most of the expert reviews conducted to date have concluded that the evidence does not support a finding of adverse health effects but that further research is appropriate. Courts have dismissed a number of lawsuits filed against other wireless service operators and manufacturers, asserting claims relating to radio frequency transmissions to and from handsets and wireless data devices. However, there can be no assurance that the outcome of other lawsuits, or general public concerns over these issues, will not have a material adverse effect on the wireless industry, including the Company.

            Incumbent Local Exchange Carrier Regulation

            As an incumbent local exchange carrier ("ILEC"), Shenandoah Telephone Company's operations are regulated by federal and state regulatory agencies.

            State Regulation. Shenandoah Telephone's rates for local exchange service, intrastate toll service, and intrastate access charges are subject to the approval of the Virginia State Corporation Commission ("VSCC"). The VSCC also establishes and oversees implementation of the provisions of the federal and state telecommunications laws, including interconnection requirements, promotion of competition, and the deployment of advanced services. The VSCC also regulates rates, service areas, service standards, accounting methods, affiliated charge transactions and certain other financial transactions.

            Federal Regulation of Access Charges. Shenandoah Telephone participates in the access revenue pools administered by the FCC-supervised National Exchange Carrier Association ("NECA"), which collects and distributes the revenues from interstate access charges that long-distance carriers pay us for originating and terminating interstate calls over our network. Shenandoah Telephone also participates in certain NECA tariffs that govern the rates, terms, and conditions of our interstate access offerings. Certain of those tariffs are under review by the FCC, and we may be obligated to refund certain access charges collected in the past or in the future if the FCC ultimately finds that the tariffed rates were unreasonable. We cannot predict whether, when, and to what extent such refunds may be due.

            The FCC is considering a number of broad possible changes to the rules governing the interstate access rates charged by small-to-midsize ILECs such as Shenandoah Telephone. For example, the FCC is considering proposals to overhaul the rules regarding inter-carrier compensation, including interstate and intrastate access charges. These changes might include substantial reductions in the access charges paid by long distance carriers - possibly to zero, under a so-called "bill and keep" regime - accompanied by increases to the subscriber line charges paid by business and residential end users.

            More narrowly, the FCC is also considering implementing incentive-type regulation for rate of return carriers, including us. The FCC is also considering additional questions regarding what compensation wireless carriers, competitive local exchange carriers, Voice over Internet Protocol providers, and providers of other Internet-enabled services should pay (and receive) for their traffic interconnected with ILECs networks. For example, the FCC recently adopted policy changes that could increase the amounts of payments from ILECs to competitive local exchange carriers that send traffic to dial-up Internet service providers, and the FCC is considering further changes to its policies governing these payments. These changes are likely to increase our expenses, but at this time we cannot estimate the amount of such additional expenses.

            Interstate and intrastate access charges are an important source of revenues for Shenandoah Telephone's operations. Unless these revenues can be recovered through a new universal service mechanism, or be reflected in higher rates to the local end user, or other methods of cost recovery can be created, the loss of revenues could be significant. There can be no assurance that access charges will be continued or that sufficient substitutes for the lost revenues will be provided. If access charges are reduced without sufficient substitutes for the lost revenues, this could have a material adverse effect on the Company's financial condition, results of operations and cash flows. In addition, changes to the inter-carrier compensation rules and policies could have a material impact on our competitive position vis-a-vis other service providers.

            Universal Service Fund. Shenandoah Telephone receives revenues from the federal universal service fund ("USF"). As discussed above (in the section on wireless regulation), the FCC is considering major changes to the rules regarding carriers mandated payments into the fund. In addition, the FCC is considering potential changes to the rules governing disbursements from the universal service fund to rural ILECs such as Shenandoah Telephone, and to other providers. These rules are not likely to change until July 2006, when the current plan governing USF disbursements to rural ILECs (adopted in 2001) is set to expire. Despite interim adjustments to make the funding more sustainable, the FCC has indicated that additional changes are necessary to stabilize the fund. Total federal funding has doubled since 1998, and some FCC members and members of Congress have expressed concerns that it will soon reach politically unacceptable levels. At the same time, changes to the inter-carrier compensation rules that reduce levels of access charges could be accompanied by increases in the universal service fund. Changes in the universal service fund that reduce the size of the fund and payments to Shenandoah Telephone could have a material adverse impact on the Company's financial position, results of operations, and cash flows.

            All forms of federal USF support available to incumbent local exchange carriers are now "portable" to any local competitor that qualifies for support as an "eligible telecommunications carrier." Recently, two wireless carriers - Nextel Partners and Virginia Cellular - have received designation as eligible telecommunications carriers in Shenandoah Telephone's service area. The FCC recently adopted changes that make it somewhat more difficult for wireless carriers and other prospective entrants to obtain designation as eligible telecommunications carriers. The FCC and the Federal-State Joint Board are also currently considering whether to change the rules governing the amount of support to be disbursed to competitive eligible telecommunications carriers, which could make it more or less attractive for wireless carriers and other prospective entrants to enter our Shenandoah Telephone service areas.

            The FCC mandated that, effective October 1, 2004, the Universal Service Administrative Company ("USAC") must begin accounting for the USF program in accordance with generally accepted accounting principles for federal agencies, rather than the accounting rules that USAC formerly used. This accounting method change subjected USAC to the Anti-Deficiency Act (the "ADA"), the effect of which could have caused delays in USF payments to USF program recipients and significantly increase the amount of USF regulatory fees charged to wireline and wireless consumers. In December 2004, Congress passed legislation to exempt USAC from the ADA for one year to allow for a more thorough review of the impact the ADA would have on the universal service program. It is likely that Congress will consider additional changes to the USF program during 2005.

            The FCC, USAC, and other authorities have expressed interest in conducting more extensive audits of USF support recipients and conducting other heightened oversight activities. The impact of these activities on the Company, if any, is uncertain.

            Other Regulatory Obligations. Shenandoah Telephone, like our wireless operation, is subject to requirements relating to CALEA implementation (to enable law enforcement agencies officers to monitor and intercept telephone lines and otherwise assisting in investigations), interconnection, access to rights of way number portability (letting subscribers change to wireline and wireless competitors' services without changing their telephone numbers), number pooling (taking actions to preserve the available pool of telephone numbers), and making telecommunications accessible for those with disabilities, and other obligations. Many of these requirements are discussed above in the section on regulation of wireless operations.

            Broadband Services. The FCC and other authorities continue to consider policies to encourage nationwide advanced broadband infrastructure development. For example, the FCC has largely eliminated unbundling obligations relating to broadband facilities, and has proposed to largely deregulate digital subscriber line and other broadband services offered by ILECs. Such changes could benefit our ILEC, but could also make it more difficult for us (or for NECA) to tariff and pool digital subscriber line costs.

            Long-Distance Services. Shentel, through its subsidiary, Shenandoah Long Distance Company, provides long distance service to our customers. Our long distance rates are not subject to FCC regulation, but we are obligated to offer long-distance service through a subsidiary other than Shenandoah Telephone, to disclose our long distance rates on a website, to maintain geographically averaged rates, to pay contributions to the universal service fund and other mandatory payments based on our long-distance revenues, and to comply with certain other filing and other requirements. We are in compliance with these requirements.

            Employees

            At December 31, 2004, we had approximately 380 employees, of whom approximately 345 were full-time employees. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

            Websites and Additional Information

            The Company maintains a corporate website at www.shentel.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The contents of our website are not a part of this report. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Company

            We also make available on our website, and in print to any shareholder who requests them, copies of the charters of each standing committee of our board of directors and our code of business conduct and ethics. Requests for copies of these documents may be directed to our Company Secretary at Shenandoah Telecommunications Company, 500 Shentel Way, P.O. Box 459, Edinburg, Virginia 22824. To the extent required by SEC rules, we intend to disclose any amendments to our code of conduct and ethics, and any waiver of a provision of the code with respect to the Company's directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website referred to above within five business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

            Risk Factors

            Our business and operations are subject to a number of risks and uncertainties, including those set forth under "Recent Developments" and the following:

            Risks Related to the PCS Business

            The performance of Shenandoah Personal Communications Company, our largest operating subsidiary in terms of revenues and assets, may be adversely affected by any interruption in Sprint's business.

            We rely on Sprint's ongoing operations to continue to offer our PCS subscribers the seamless national services that we currently provide. Any interruption in Sprint's business could adversely affect our results of operations, liquidity and financial condition.

            Our business may suffer as a result of competitive pressures.

            Our revenue growth is primarily dependent on the growth of the subscriber base, average monthly revenues per user, travel and roaming revenue. Competitive pressures may adversely affect our ability to increase our future revenues at anticipated levels. A continuation of competitive pressures in the wireless telecommunications market has caused some major carriers to offer plans with increasingly larger bundles of minutes of use at lower prices that may compete with the Sprint wireless calling plans we sell. Increased price competition may lead to lower average monthly revenues per user than we anticipate. The current reciprocal travel rate is effective through 2006. We anticipate that the rate may decrease thereafter.

            We may not be able to implement our business plan if our operating costs are higher than we anticipate.

            Increased competition may lead to higher promotional costs, losses on sales of handsets and other costs to acquire subscribers. Further, as described below under "Risks Related to Our Relationship With Sprint," a substantial portion of costs of service and roaming are attributable to fees and charges paid to Sprint for billing and collection, customer care and other back-office support. Our ability to manage costs charged by Sprint is limited. If these costs are more than we anticipate, the actual amount of funds available to implement our operating strategy and business plan may fall short of our estimates.

            The dynamic nature of the wireless market may limit management's ability to quickly discern causes of volatility in key operating performance measures.

            Our business plan and estimated future operating results are based on estimates of key operating performance measures, including subscriber growth, subscriber turnover (commonly known as churn), average monthly revenue per subscriber, losses on sales of handsets and other subscriber acquisition costs and other operating costs. The dynamic nature of the wireless market, economic conditions, increased competition in the wireless telecommunications industry, new service offerings by Sprint or competitors of increasingly larger bundles of minutes of use at lower prices, and other issues facing the wireless telecommunications industry in general have created a level of uncertainty that may adversely affect our ability to predict these key measures.

            We may experience a high rate of subscriber turnover, which could adversely affect our future financial performance.

            The wireless personal communications services industry in general, including the operations of Sprint and its PCS Affiliates, has experienced a rate of churn higher than past cellular industry average rates. We experienced a relatively consistent churn rate in 2003 and 2004. Our 2005 business plan assumes that our churn rate will remain fairly stable under existing operating conditions. Because of significant competition in the industry and general economic conditions, among other factors, this stability may not occur and the future rate of subscriber turnover may be higher than rates in recent periods. Factors that may contribute to higher churn include the following:

                        o inability or unwillingness of subscribers to pay, which would result in involuntary deactivations;

                        o subscriber mix and credit class, particularly an increase in sub-prime credit subscribers;

                        o competition of products, services and pricing of other providers;

                        o inadequate network performance and coverage relative to that provided by competitors in our service area;

                        o     inadequate customer service;

                        o     increased prices; and,

                        o any future changes by Sprint and/or the Company in the products and services offered.

            A high rate of subscriber turnover could increase the costs and losses we incur in obtaining new subscribers, especially because, consistent with industry practice, we subsidize some of the costs related to the purchases of handsets by subscribers.

            The allowance for doubtful accounts is an estimate and may not be sufficient to cover uncollectible accounts.

            On an ongoing basis, we estimate the amount of subscriber receivables that will not be collectible based on historical results and actual write-offs reported by Sprint. The allowance for doubtful accounts may underestimate actual unpaid receivables for various reasons, including the following:

                        o     the churn rate may exceed estimates;

                        o bad debt as a percentage of service revenues may increase rather than remain consistent with historical trends;

                        o     general economic conditions may worsen; or

                        o there may be unanticipated changes in Sprint's wireless products and services.

            If the allowance for doubtful accounts is insufficient to cover losses on receivables, our liquidity and financial condition could be impaired.

            Travel revenue, which is the fee paid to us by Sprint and the other Sprint Affiliates when their customers use our network, could be less than we anticipate, which could adversely affect our liquidity, financial condition and results of operations.

            The net balance of PCS travel revenue and expense could change significantly due to changes in service plan offerings, changes in the travel settlement rate, changes in travel habits by the subscribers in the Company's market areas or other Sprint subscribers and numerous other factors beyond the Company's control.

            We may incur significantly higher wireless handset subsidy costs than we anticipate for existing subscribers who upgrade to a new handset.

            As our subscriber base matures, and technological innovations occur, we anticipate that existing subscribers will continue to upgrade to new wireless handsets. To discourage customer defections to competitors, we subsidize a portion of the price of wireless handsets and in some cases incur sales commissions for handset upgrades. If more subscribers upgrade to new wireless handsets than we project, our results of operations would be adversely affected. If we do not continue to subsidize the cost of the handsets for handset up-grades, subscribers could choose to deactivate the handsets and move to other carriers.

            If we are unable to secure additional tower sites or leases to install equipment to expand the wireless coverage, or are unable to renew expiring leases, the level of service we provide could be adversely affected.

            Many of our cell sites are co-located on leased tower facilities shared with one or more wireless providers. A large portion of these leased tower sites are owned by a limited number of companies. If economic conditions affect the leasing company, our lease may be affected and the ability to remain on the tower at reasonable rates could be jeopardized, which could leave areas of our service area without service and increase customer turnover.

            Risks Related to the Wireless Industry

            Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may discourage use of wireless handsets or expose us to potential litigation. Any resulting decrease in demand for wireless services, costs of litigation or damage awards could impair our ability to sustain profitable operations.

            Regulation by government or potential litigation relating to the use of wireless phones while driving could adversely affect results of our wireless operations. Some studies have indicated that some aspects of using wireless phones while driving may impair drivers' attention in certain circumstances, making accidents more likely. These concerns could lead to litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or regulations on wireless phone use. A number of U.S. states and local governments are considering or have recently enacted legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone. Legislation of this nature, if enacted, may require wireless service providers to supply to their subscribers hands-free enhanced services, such as voice activated dialing and hands-free speaker phones and headsets, so that they can keep generating revenue from their subscribers, who make many of their calls while on the road. If we are unable to provide hands-free services and products to subscribers in a timely and adequate fashion, the volume of wireless phone usage would likely decrease, and the ability of our wireless operations to generate revenues would suffer.

            Risks Related to the Telecommunications Industry

            Intensifying competition in all segments of our business may limit our ability to sustain profitable operations.

            As new technologies are developed and deployed by competitors in our service area, some of our subscribers may select other providers' offerings based on price, capabilities and personal preferences. Most of our competitors possess greater resources, have more extensive coverage areas, and offer more services than we do. If significant numbers of our subscribers elect to move to other competing providers, or if market saturation limits the rate of new subscriber additions, we may not be able to sustain profitable operations.

            Alternative technologies, changes in the regulatory environment and current uncertainties in the marketplace may reduce future demand for existing telecommunication services.

            The telecommunications industry is experiencing significant technological change, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances and industry changes could cause the technology we use to become obsolete. We and our vendors may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost.

            A recession in the United States or adverse economic conditions in our market area involving significantly reduced consumer spending could have a negative impact on our results of operations.

            Our customers are individual consumers and businesses that provide goods and services to others, and are located in a relatively concentrated geographic area. An economic downturn on a national scale or in our market could depress consumer spending and harm our operating performance.

            Regulation by government and taxing agencies may increase our costs of providing service or require changes in services, either of which could impair our financial performance.

            Our operations are subject to varying degrees of regulation by the Federal Communications Commission, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, and the Occupational Safety and Health Administration, as well as by state and local regulatory agencies. Action by these regulatory bodies could negatively affect our operations and our costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could increase income, sales, property or other tax costs.

            Risks Related to the Company's Relationship with Sprint

            The termination of our affiliation with Sprint would severely restrict our ability to conduct the wireless business.

            We do not own the licenses to operate our PCS network. Our ability to offer Sprint wireless products and services and operate a PCS network is dependent on continuation of the agreements we have with Sprint. Our management agreement with Sprint will be automatically renewed at the expiration of the 20-year initial term, which ends in 2019, for an additional 10-year period and two subsequent 10-year periods unless we are in material default. Either Sprint or the Company may choose not to renew the management agreement at the expiration of any the renewal terms by giving at least two years prior notice. If neither Sprint nor the Company exercises this right, the agreement will terminate in 2049.

            Each of our agreements with Sprint may be terminated by Sprint for our breach of any material term, including, among others, marketing, build-out and network operational requirements. Many of these requirements are technical and detailed in nature. In addition, many of these requirements may be changed by Sprint with little notice. As a result, we may not always be in compliance with all requirements of the Sprint agreements. The non-renewal or termination of any of the Sprint agreements or the failure of Sprint to perform its obligations under the Sprint agreements would severely restrict our ability to conduct business.

            Sprint may make business decisions that are not in our best interests, which may adversely affect our relationships with subscribers in our territory, increase our expenses and/or decrease our revenues.

            Under its agreements with us, Sprint has a substantial amount of control over the conduct of our PCS business. Accordingly, Sprint may make decisions that could adversely affect our PCS business, such as the following:

                  o Sprint could price its national plans based on its own objectives and could set price levels or other terms that may not be economically advantageous for us;

                  o Sprint could develop products and services, or establish credit policies, which could adversely affect our results of operations;

                  o subject to limitations under our agreements, Sprint could raise the costs to perform certain services or maintain the costs above those we expect, reduce levels of services, or otherwise seek to increase expenses and other amounts charged;

                  o Sprint may reduce the reciprocal travel rate charged when subscribers of Sprint or its PCS Affiliates use our network after 2006;

                  o subject to limitations under our agreements, Sprint could alter its network and technical requirements or request us to build out additional areas within our territories, which could result in increased equipment and build-out costs; or

                  o Sprint could make decisions that could adversely affect the Sprint brand names, products or services.

            The occurrence of any of the foregoing events could harm our business by adversely affecting our relationship with wireless subscribers in our territories and damaging our reputation.

            Our dependence on Sprint for services may limit our ability to forecast operating results.

            Our dependence on Sprint injects a degree of uncertainty into our business and financial planning. We may, at times, disagree with Sprint concerning the applicability, calculation approach or accuracy of Sprint-supplied revenues and expenses. It is our policy to reflect the information supplied by Sprint in our financial statements for the applicable periods and to make corrections, if any, no earlier than the period in which Sprint and we agree to the corrections.

            Inaccuracies in data provided by Sprint could overstate or understate our expenses or revenues and result in out-of-period adjustments that may adversely affect our financial results.

            Because Sprint provides billing and collection services for us, Sprint remits a significant portion of our total revenues. We rely on Sprint to provide accurate, timely and sufficient data and information to enable us to record properly revenues, expenses and accounts receivable, which underlie a substantial portion of our financial statements and other financial disclosures. We and Sprint have previously discovered billing and other errors or inaccuracies, which, while not material to Sprint, could be material to us. If we are required in the future to make additional adjustments or incur charges as a result of errors or inaccuracies in data provided by Sprint, such adjustments or charges could materially affect our financial results for the period with respect to which the adjustments are made or charges are incurred. Such adjustments or charges could require restatement of our financial statements.

            We are subject to risks relating to Sprint's provision of back office services, changes in products, services, plans and programs.

            Any failure by Sprint to provide high quality back office services could lead to subscriber dissatisfaction, increased churn or otherwise increased costs. We rely on Sprint's internal support systems, including customer care, billing and back office support. Our operations could be disrupted if Sprint is unable to provide and expand its internal support systems in a high quality manner, or to efficiently outsource those services and systems through third-party vendors.

            Changes in Sprint's PCS products and services may reduce subscriber additions, increase subscriber turnover and decrease subscriber credit quality. The competitiveness of Sprint's PCS products and services is a key factor in our ability to attract and retain subscribers.

            Sprint's roaming arrangements to provide service outside of the Sprint National Network may not be competitive with other wireless service providers, which may restrict our ability to attract and retain subscribers and may increase our costs of doing business.

            We rely on Sprint's roaming arrangements with other wireless service providers for coverage in some areas where Sprint service is not yet available. If customers are not able to roam quickly or efficiently onto other wireless networks, we may lose current subscribers and Sprint wireless services may be less attractive to new subscribers. The risks related to our roaming arrangements include the following:

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

            Some provisions of the Sprint agreements may diminish the value of our common stock and restrict or diminish the value of our business.

            Under limited contractual circumstances, Sprint may purchase the operating assets of our PCS operation at a discount. In addition, Sprint must approve any assignment of the Sprint agreements by us. Sprint also has a right of first refusal to purchase our PCS operating assets if we decide to sell those assets to a third party. These restrictions and other restrictions contained in the Sprint agreements could adversely affect the value of our common stock, may limit our ability to sell the foregoing assets on advantageous terms, may reduce the value a buyer would be willing to pay, and may reduce the "entire business value," as described in the Sprint agreements.

            We may have difficulty in obtaining an adequate supply of certain handsets from Sprint.

            PCS depends on the Company's relationship with Sprint to obtain handsets. Sprint orders handsets from various manufacturers. We could have difficulty obtaining specific types of handsets in a timely manner if:

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

            The occurrence of any of the foregoing could disrupt subscribers' service or result in a decrease in our subscribers.

            If Sprint does not continue to enhance its nationwide digital wireless network, we may not be able to attract and retain subscribers.

            Our PCS operations are dependent on Sprint's national network and on the networks of Sprint's other Affiliates. Sprint's digital wireless network may not provide nationwide coverage to the same extent as the networks of its competitors, which could adversely affect our ability to attract and retain subscribers. Sprint currently intends to cover a significant portion of the population of the United States, Puerto Rico and the U.S.

            Virgin Islands by creating a nationwide network through its own construction efforts and those of its PCS Affiliates. Sprint is still constructing its nationwide network and does not offer PCS services, either on its own network or through its roaming agreements, in every part of the United States. Sprint has entered into management agreements similar to its agreement with us with companies in other markets under its nationwide digital wireless build-out strategy.

            If other PCS Affiliates of Sprint have financial difficulties or cease operating, or if Sprint's PCS licenses are not renewed or are revoked, our PCS business would be harmed.

            Sprint's national digital wireless network is a combination of networks. The large metropolitan areas are owned and operated by Sprint, and the areas in between them are generally owned and operated by Sprint PCS Affiliates, all of which are independent companies. If other PCS Affiliates experience financial difficulties, Sprint's digital wireless network could be disrupted. Although Sprint may have the right operate the network in the affected territory, there can be no assurance that the transition would occur in a timely and effective manner. In addition, we do not have the ability to require other PCS Affiliates to pay amounts due for travel in our market areas by subscribers of such other PCS Affiliates. We rely on Sprint to enforce the payment obligations of such PCS Affiliates.

            Non-renewal or revocation by the FCC of Sprint's PCS licenses would significantly harm us. Wireless spectrum licenses are subject to renewal and revocation by the FCC. There may be opposition to renewal of Sprint's PCS licenses upon their expiration, and Sprint's PCS licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. Any failure by Sprint to comply with these standards could cause revocation or forfeiture of Sprint's PCS licenses. conduct business.

            If Sprint does not maintain control over its licensed spectrum, our Sprint agreements may be terminated, which would render us unable to continue providing service to our subscribers.

ITEM 2. PROPERTIES

            The Company owns its corporate headquarters, which occupies a 60,000-square foot building in Edinburg, Virginia. The Company also owns a 24,000-square foot building in Edinburg that houses the Company's main switching center and technical staff, a 10,000-square foot building in Edinburg used for customer services and retail sales, a 6,000-square foot service building outside of the town limits of Edinburg and a 10,000-square foot building in Winchester, Virginia used for both the Company's retail sales and office space and rental space to a non-affiliated tenant.

            The Company owns eight telephone exchange buildings that are located in the major towns and some of the rural communities that are served by the regulated telecommunications operations. These buildings contain switching and fiber optic equipment and associated local exchange telecommunications equipment. The Company has fiber optic hubs or points of presence in Hagerstown, Maryland; Ashburn, Berryville, Edinburg, Front Royal, Harrisonburg, Herndon, Leesburg, Stephens City, Warrenton and Winchester, Virginia; and Martinsburg, West Virginia.

            The Company leases a warehouse, office space and an operations area in Pennsylvania to support the network and sales efforts in the central Pennsylvania market. The Company also leases office space in Harrisonburg and Blacksburg, Virginia, and retail space in Harrisonburg and Front Royal, Virginia, Hagerstown, Maryland, Martinsburg, West Virginia and Harrisburg, Mechanicsburg, and York, Pennsylvania. The Company leases land, buildings and tower space in support of its PCS operations. As of December 31, 2004, the Company had 271 sites, including sites on property owned by the Company. The leases for the foregoing land, buildings and tower space expire on various dates between 2005 and 2043. For information about these leases, see Note 13 to the consolidated financial statements appearing elsewhere in this report.

            The Company plans to lease additional land, equipment space, and retail space in support of the ongoing PCS expansion.

ITEM 3. LEGAL PROCEEDINGS

            None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of security holders for the three months ended December 31, 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

The Company's stock is traded on the Nasdaq National Market under the symbol "SHEN." The following table shows the high and low sales prices per share of common stock as reported by the Nasdaq National Market for each quarter during the last two years:

              2004                              High             Low
              ----                              ----             ---
              Fourth Quarter                   $34.69          $23.99
              Third Quarter                     27.27           22.70
              Second Quarter                    30.71           22.37
              First Quarter                     27.36           21.91

              2003                              High             Low
              ----                              ----             ---
              Fourth Quarter                   $27.50          $18.63
              Third Quarter                     26.37           18.88
              Second Quarter                    25.00           13.90
              First Quarter                     24.75           13.58

All share and per share figures are restated to reflect the 2-for-1 stock split effected February 23, 2004.

As of February 23, 2005, there were approximately 4,129 holders of record of the Company's common stock.

Shenandoah Telecommunications Company historically has paid an annual cash dividend on or about December 1 of each year. The cash dividend was $0.43 per share in 2004 and $0.39 per share in 2003. Dividends are paid to Shenandoah Telecommunications Company shareholders from dividends paid to it by its operating subsidiaries. The terms of a loan agreement between Shenandoah Telephone Company and Rural Utility Service require the subsidiary to maintain defined amounts of equity and working capital after payment of dividends to the holding company. Approximately $400,000 of the subsidiary's retained earnings were available for payment of dividends at December 31, 2004. The foregoing loan agreement is not expected to limit dividends in amounts that Shenandoah Telecommunications Company historically has paid to its shareholders.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data as of December 31, 2004, 2003, 2002, 2001 and 2000 and for each of the five years ended December 31, 2004.

The selected financial data as of December 31, 2004, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2004 are derived from the Company's audited consolidated financial statements appearing elsewhere in this report.

The selected financial data as of December 31, 2001 and 2000 and for the years ended December 31, 2001 and 2000 are derived from the Company's financial statements which have been audited.

The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

(Dollar figures in thousands, except per share data.)

                                               2004          2003           2002          2001         2000
                                           ----------   -----------    -----------    ----------   ----------
Operating Revenues                         $  120,974   $   105,617    $    92,720    $   68,722   $   44,426
Operating Expenses                            101,349        86,989         83,382        62,298       39,048
Interest Expense                                3,129         3,510          4,195         4,127        2,936
Income Taxes (Benefit)                          6,078         5,304         (2,109)        5,811        2,975

Income (Loss) from Continuing
  Operations                               $   10,243   $     9,761    $    (2,893)   $    9,694   $    5,091
Discontinued Operations, net of tax                --        22,389          7,412         6,678        4,764
Cumulative effect of a change in
   accounting, net of tax                          --           (76)            --            --           --
Net Income                                     10,243        32,074          4,519        16,372        9,855
Total Assets                                  211,247       185,364        164,004       167,372      152,585
Long-term Obligations                          52,291        43,346         52,043        56,436       55,487

Shareholder Information
   Number of Shareholders                       4,116         3,930          3,954         3,752        3,726
   Shares Outstanding                       7,629,810     7,592,768      7,551,818     7,530,956    7,518,462
Income (Loss) per share from
 Continuing Operations-diluted             $     1.34   $      1.28    $     (0.38)   $     1.28   $     0.68
Income per share from
 Discontinued Operations-diluted                   --          2.94           0.98          0.88         ..63
Loss per share from cumulative effect of
 a change in accounting                            --         (0.01)            --            --           --
Net Income per share-diluted                     1.34          4.22           0.60          2.17         1.31
Cash dividends per share                   $     0.43   $      0.39    $      0.37    $     0.35   $     0.33

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

General

Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through ten wholly owned subsidiaries. These subsidiaries provide local exchange telephone services, wireless personal communications services (PCS), as well as cable television, paging, Internet access, long distance, fiber optics facilities, and leased tower facilities. The Company is the exclusive provider of wireless mobility communications network products and services on the 1900 MHz band under the Sprint brand from Harrisonburg, Virginia to Harrisburg, York and Altoona, Pennsylvania. The Company refers to the Hagerstown, Maryland; Martinsburg, West Virginia; and Harrisonburg and Winchester, Virginia markets as its Quad State markets. The Company refers to the Altoona, Harrisburg, and York, Pennsylvania markets as its Central Penn markets. Competitive local exchange carrier (CLEC) services were established on a limited basis during 2002. In addition, the Company sells and leases equipment, mainly related to services it provides, and also participates in emerging services and technologies by direct investment in non-affiliated companies. As a result of the NTC Communications, L.L.C.(NTC) acquisition, the Company, through its newly created subsidiary Shentel Converged Services, provides local and long distance voice, cable television, internet and data services on an, at times, exclusive basis to multi-dwelling unit (MDU) communities (primarily off-campus student housing) throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee and Mississippi.

The Company reports revenues as wireless, wireline and other revenues. These revenue classifications are defined as follows: Wireless revenues are made up of revenues from the Personal Communications Company (a PCS Affiliate of Sprint), and the Mobile Company. Wireline revenues include revenues from the Telephone Company, Network Company, Cable Television Company, Converged Services and the Long Distance Company. Other revenues are comprised of the revenues of ShenTel Service Company, the Leasing Company, ShenTel Communications Company, the Holding Company and the data services revenue from Converged Services. For additional information on the Company's business segments, see Note 15 to the audited consolidated financial statements appearing elsewhere in this report.

The Company operations require substantial investment in fixed assets or plant. This significant capital requirement may preclude profitability during the initial years of operation. The strategy of the Company is to grow and diversify the business by adding services and geographic areas that can leverage the existing plant, but to do so within the opportunities and constraints presented by the industry. For many years the Company focused on reducing reliance on its regulated telephone operation, which up until 1981 was the only significant business within the Company. This initial diversification was concentrated in other wireline businesses, such as the cable television and regional fiber facility businesses. In 1990 the Company made its first significant investment in the wireless sector through its former investment in the Virginia 10 RSA Limited partnership. By 1998, revenues of the regulated telephone operation had decreased to 59.2% of total revenues. In that same year more than 76.6% of the Company's total revenue was generated by wireline operations, and initiatives were already underway to make wireless a more significant contributor to total revenues.

During the 1990's significant investments were made in the cellular and PCS (wireless) businesses. The VA 10 RSA cellular operation, in which the Company held a 66% interest and was the general partner, experienced rapid revenue growth and excellent margins in the late 1990's. The cellular operation covered only six counties, and became increasingly dependent on roaming revenues. Management believed the roaming revenues and associated margins would be unsustainable as other wireless providers increasingly offered nationally-branded services with significantly reduced usage charges. To position it to participate in the newer, more advanced, digital wireless services, in 1995 the Company entered the PCS business through an affiliation with American Personal Communications (APC), initiating service along the Interstate 81 corridor from Harrisonburg, Virginia to Chambersburg, Pennsylvania. This territory was a very close match to the Company's fiber network, thereby providing economic integration that might not be available to other wireless carriers. In 1999, the Company entered a new affiliation arrangement with Sprint, the successor to APC thereby becoming part of a nationally branded wireless service and expanded the PCS footprint further into Central Pennsylvania.

The growing belief that national branding was critical to our wireless operations, the expectation that roaming revenues from our analog cellular operation would not continue to grow, and the increase in the number of wireless competitors in our markets, prompted the Company to exit the cellular business in order to focus on our PCS operations. The Company entered into an agreement on November 21, 2002, to sell its 66% ownership interest in the Virginia 10 RSA cellular operation which was classified as a discontinued operation. The closing occurred February 28, 2003. The Company received $37.0 million in proceeds, including $5.0 million in escrow for two years and $1.7 million for working capital. The $5.0 million was released from escrow in February 2005.

In 2004, the Company continued its profitable growth. The PCS operation contributed $80.2 million of revenue, a $13.4 million or 20% increase compared to 2003. PCS net income of $2.9 million for the year ended 2004 is a $2.6 million improvement over 2003. Churn was 2.2%, comparable to the same period last year. The NTC acquisition provided for growth in the fourth quarter of 2004 as well as a driver for future growth as the Company continues to diversify away from its traditional wireline business. The Company had approximately 17,700 internet customers of which 2,646 access the service through Digital Subscriber Lines (DSL) for an increase of 104% over the same period in 2003.

Additional Information About the Company's Business
(unaudited)
Three Month Period Ended                                      Dec. 31,       Sept. 30,     Jun. 30,      Mar. 31,      Dec. 31,
                                                                2004           2004          2004          2004         2003
                                                          ----------------------------------------------------------------------
Telephone Access Lines                                          24,691         24,818        24,867        24,901       24,877
CATV Subscribers                                                 8,631          8,684         8,709         8,701        8,696
Internet Subscribers dial-up                                    15,051         15,817        16,422        17,063       17,420
DSL Subscribers                                                  2,646          2,152         1,856         1,637        1,298
Retail PCS Subscribers                                         102,613         98,053        94,475        89,632       85,139
Wholesale PCS Users                                   (1)       27,337         19,603        18,059        16,349       12,858
Paging Subscribers                                               1,595          1,684         1,782         1,862        1,989
Long Distance Subscribers                                        9,918          9,719         9,559         9,542        9,526
Fiber Route Miles                                                  557            554           554           552          552
Total Fiber Miles                                               28,830         28,771        28,770        28,743       28,740
Long Distance Calls (000)                             (2)        6,265          6,117         6,228         5,821        5,851
Total Switched Access Minutes (000)                             66,449         63,867        60,874        58,099       55,932
Originating Switched Access MOU (000)                           18,870         18,596        18,280        18,252       17,829
Employees (full time equivalents)                                  374            303           284           272          268
CDMA Base Stations (sites)                                         271            261           257           257          253
Towers (100 foot and over)                                          80             78            78            78           77
Towers (under 100 foot)                                             11             10            10            11           11
NTC properties served                                 (3)          107             --            --            --           --
PCS Market POPS (000)                                 (4)        2,048          2,048         2,048         2,048        2,048
PCS Covered POPS (000)                                (4)        1,629          1,611         1,610         1,585        1,581
PCS Ave. Monthly Churn %                              (5)          2.2%           2.2%          1.9%          2.2%        2.00%

                                                           December 31, 2004
                                                        ----------------------
                                                          Telephone    CATV
        PLANT FACILITY STATISTICS(6)                    ----------------------
    Route Miles                                             2,177       558
    Customers Per Route Mile                                   11        15
    Miles of Distribution Wire                                601       166
    Telephone Poles                                         7,662        36
    Miles of Aerial Copper Cable                              330       163
    Miles of Buried Copper Cable                            1,340       360
    Miles of Underground Copper Cable                          39         2
    Fiber Optic Cable-Fiber Miles                             262        --
    Inter-toll Circuits to Interexchange Carriers           1,790        --
    Special Service Circuits to Interexchange Carriers        345        --

(1) - Wholesale PCS Users are private label subscribers with numbers homed in the Company's wireless network service area.

(2) - Originated by customers of the Company's Telephone subsidiary.

(3) - NTC properties served refers to multi-unit housing facilities with NTC services provided.

(4) - POPS refers to the estimated population of a given geographic area and is based on information purchased by Sprint from Geographic Information Services. Market POPS are those within a market area which the Company is authorized to serve under its Sprint agreements, and Covered POPS are those covered by the network's service area.

(5) - PCS Ave Monthly Churn is the average of three monthly calculations of deactivations (excluding returns less than 30 days) divided by beginning of period subscribers.

(6) - Excludes NTC

Significant Transactions

Reflected in the 2004 results are several unusual items, which should be noted in understanding the financial results of the Company for 2004.

On November 30, 2004, the Company purchased the 83.9% of NTC that it did not already own for $10 million and the assumption of NTC's existing debt. The results of NTC's operations have been included in the consolidated financial statements since the purchase date.

On January 30, 2004, the Company, a PCS Affiliate of Sprint, signed agreements with Sprint that resolved disputed items and documented changes in the management and operating agreements between the two companies related to the operations of the nationwide Sprint PCS network. The agreements provide the Company with the ability to better estimate the future costs of certain operating expenses and in the Company's opinion improve the contract between Sprint and itself. Under the agreements:

      1. For the period 2004 through 2006, the travel and reseller rates between the Company and Sprint were set at $0.058 per minute for voice and $0.002 per kilobyte for data. Without this agreement the voice travel rate for 2004 would have decreased to $0.041. Since the Company is in a net receivable position related to travel with Sprint, the impact on net travel and reseller revenue would have been a reduction of $1.4 million had the $0.041 rate been in effect in 2004. Beginning in 2007, the Sprint travel and reseller rate will be changed annually to equal 90% of Sprint's retail yield from the prior year. Sprint's retail yield will be determined based on Sprint's average revenue per PCS user for voice services divided by the average minutes of use per user.

      2. Sprint agreed to meet certain service level goals related to the provision of customer services. If Sprint does not reach the stated goals before the end of 2006, the Company will have the opportunity to either provide the services itself or contract with a third party.

      3. Sprint agreed to provide back office and network services through 2006 at a fixed rate per subscriber per month of $7.70.

      4. Through 2006, a methodology is provided to determine if the Company is required to make certain capital expenditures and participate in Sprint national marketing programs.

      5. Effective January 1, 2004, the method of cash settlement changed from Sprint distributing cash from customers based on collected revenue to billed revenue. The absolute amount of cash received by the Company should remain the same, but the Company should receive cash on a more timely basis.

      6. The Company is entitled to a Most Favored Nations (MFN) clause. During the period through 2006, the Company will have the opportunity to adopt any addendum to the Management and/or Service Agreements that Sprint signs with another PCS Affiliate.

The Management and Services Agreements were further amended in May 2004, Under the terms of the May amendment, the Company has agreed to participate in all new and renewed reseller agreements signed through December 31, 2006. Additionally, the Company signed a letter of agreement to participate in all existing Sprint reseller arrangements applicable to the Company's service area. In consideration for this participation, the Company received a reduction in the monthly fee per subscriber paid to Sprint for back office services and certain network services. The reduction per subscriber per month is $0.45 in 2004, $0.70 in 2005 and $0.95 in 2006, from the amounts agreed upon in the management agreement amendment dated January 2004.

Beginning in November 2003 and continuing through 2004, the Company has undergone a management reorganization. The reorganization was in recognition of the Company's growth and changes in the telecom industry. The Company shifted from an organization structure that was focused on lines of business to a plan that organizes on function. As a result, the Company has expanded the senior staff and corresponding departments to better position itself for future opportunities.

Summary

The Company's three major lines of business are wireless, wireline and other businesses. Each of the three areas has unique issues and challenges that are critical to the understanding of the operations of the Company. The wireless business is made up of two different operations, the PCS operation and the tower business. The wireline business is made up of traditional telephone operations, a cable TV operation, fiber network leasing, a company that resells long-distance and beginning December 2004, NTC Communications which provides voice and video. Other business includes the Company's Internet operation, the Interstate 81 corridor Travel 511 project and the sales and service of telecommunications systems.

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

The Company's PCS business has operated in a net travel receivable position for several years. The Company received $6.0 million in net travel revenue in 2004, compared to $6.0 million in 2003, and $5.8 million in 2002. This relationship could change due to service plan changes, subscriber travel habit changes, a rate reduction after 2006 and other changes beyond the control of the Company.

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

The wireline business is made up of traditional telephony, cable TV, fiber network operations, the Company's long-distance resale business and NTC Communications. The Company's primary service area for the telephone, cable TV and long-distance business is Shenandoah County, Virginia. The county is a rural area in northwestern Virginia, with a population of approximately 37,300 inhabitants, which has increased by approximately 2,200 since 2000. While a number of new housing developments are being planned for the northern portion of Shenandoah County, the potential for significant numbers of additional wireline customers in the Shenandoah County operating area is limited. NTC Communications provides local and long distance voice, cable television, internet and data services on an, at times, exclusive basis to multi-dwelling unit communities throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee and Mississippi.

The Company's telephone subscriber count declined in the third quarter and again in the fourth quarter of 2004. Migration to wireless and DSL services are believed to be driving this change. Based on industry experience, the

Company anticipates this trend may continue for the foreseeable future, although the planned construction of new homes within Shenandoah County may moderate this trend.

Other revenues include Internet services, both dial-up and DSL high-speed service. The Company has seen a decline in dial-up subscriptions over the last year. The DSL service has grown 100% in the last year driven by customer desire for faster Internet connections.

The Company is facing competition for revenues it generates in the other lines of business, which will require the Company to differentiate itself from other providers through its service levels and evolving technologies that are more reliable and cost effective for customers.

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

The allowance for doubtful accounts balance as of December 31, 2004, 2003 and 2002 was $0.4 million, $0.5 million and $0.9 million, respectively. If the allowance for doubtful accounts is not adequate, it could have a material adverse effect on our liquidity, financial position and results of operations.

The Company also reviews current trends in the credit quality of the subscriber bases in its various businesses and periodically changes its credit policies. As of December 31, 2004, the Sprint PCS subscriber base in the Company's market area consisted of 15.0% sub-prime credit quality subscribers compared to 17.9% at December 31, 2003, a decline of 2.9%. In the fourth quarter of 2004, the Company identified several target markets where it has loosened its credit policies to evaluate the impact on increasing sales. This policy change has generated additional activations and is being closely monitored. This could result in additional bad debt in the future, but management believes the added revenues offset the bad debt risk.

The remainder of the Company's receivables are associated with services provided on a more localized basis, where the Company exercises total control in setting credit policy parameters. Historically there have been limited losses generated from the non-PCS revenue streams. Prior to 2002, the Company had not faced significant write-offs of inter-carrier accounts, but due to the telecommunication industry down-turn in 2002, the Company experienced write-offs in this area of the business totaling $0.5 million in 2002, due to bankruptcy filings of several significant telecommunications companies. In 2004 and 2003, the inter-carrier segment of the business improved and the Company recovered $113 thousand and $240 thousand, respectively, of bad debt from the sale of certain accounts that were previously written-off.

Bad debt expense summary, net of recoveries for the three years ended December 31, 2004:

In thousands
                                                   2004        2003       2002
                                                 -------------------------------
PCS subscribers                                  $  1,560    $  1,716   $  3,744
Interexchange carriers                                (71)         48        488
Other subscribers and entities                         82          71        170
                                                 -------------------------------
Total bad debt expense                           $  1,571    $  1,835   $  4,402
                                                 ===============================

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. The Company's revenue recognition polices are consistent with the guidance in Staff Accounting Bulletin ("SAB") No. 101, as amended by SAB 104, Revenue Recognition in Financial Statements promulgated by the Securities and Exchange Commission, and the Emerging Issues Task Force ("EITF") 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). Effective July 1, 2003 the Company adopted EITF 00-21. The EITF guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. The consensus guidance was applicable to new PCS service agreements entered into for quarters beginning July 1, 2003. The adoption of EITF 00-21 required evaluation of each arrangement entered into by the Company for each sales channel. The Company will continue to monitor arrangements with its sales channels to determine if any changes in revenue recognition will need to be made in the future. The adoption of EITF 00-21 has resulted in substantially all of the PCS activation fee revenue generated through Company-owned retail stores and associated direct costs being recognized at the time the related wireless handset is sold and it is classified as equipment revenue and cost of equipment, respectively. Upon adoption of EITF 00-21, previously deferred PCS revenue and costs will continue to be amortized over the remaining estimated life of a subscriber, not to exceed 30 months. PCS revenue and costs for activations at other retail locations and through other sales channels will continue to be deferred and amortized over their estimated lives as prescribed by SAB 101. The adoption of EITF 00-21 in 2003, had the effect of increasing equipment revenue by $68 thousand and increasing costs of equipment by $23 thousand, which otherwise would have been deferred and amortized.

The Company records equipment revenue from the sale of handsets and accessories to subscribers in its retail stores and to local distributors in its territories upon delivery. The Company does not record equipment revenue on handsets and accessories purchased by subscribers in the Company's territories from national third-party retailers or those provided by Sprint. The Company believes the equipment revenue and related cost of equipment associated with the sale of wireless handsets and accessories is a separate earnings process from the sale of wireless services to subscribers. For competitive marketing reasons, the Company usually sells wireless handsets at prices lower than the cost. In certain instances the Company may offer larger handset discounts as an incentive for the customer to agree to a multi-year service contract. The Company also sells wireless handsets to existing customers at a loss and accounts for these transactions separately from agreements to provide customers wireless service. These transactions are viewed as a cost to retain the existing customers and deter churn.

For the Company's wireless customers that purchase and activate their service through a channel not covered by EITF 00-21, the wireless customers generally pay an activation fee to the Company when they initiate service. The Company defers the activation fee revenue (except when a special promotion reduces or waives the fee) over the average life of its subscribers, which is estimated to be 30 months. The Company recognizes service revenue from its subscribers as they use the service. The Company provides a reduction of recorded revenue for billing adjustments and a fee of 8% that is retained by Sprint. The Company also reduces recorded revenue for rebates and discounts given to subscribers on wireless handset sales at Company owned retail stores in accordance with ("EITF") Issue No. 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)." The Company participates in the Sprint national and regional distribution programs in which national retailers sell Sprint wireless products and services. In order to facilitate the sale of Sprint wireless products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for Sprint wireless products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under the Company's agreements with Sprint, when a national retailer sells a handset purchased from Sprint to a subscriber in the Company's territories, the Company is obligated to reimburse Sprint for the handset subsidy. The Company does not receive any revenues from the sale of handsets and accessories by national retailers. The Company classifies these handset subsidy charges as a cost of goods expense.

Sprint retains 8% of billed revenues from subscribers based in the Company's markets and from non-Sprint wholesale subscribers who roam onto the Company's network. The amount of affiliation fees retained by Sprint is recorded as an offset to the revenues recorded. Revenues derived from the sale of handsets and accessories by the Company and from certain roaming services (outbound roaming and travel revenues from Sprint and its PCS Affiliate subscribers) are not subject to the 8% affiliation fee from Sprint.

The Company defers direct subscriber activation costs on subscribers whose activation falls within the SAB 101, as amended by SAB 104,guidelines. The activation costs are deferred when incurred, and then amortized using the straight-line method over 30 months, which is the estimated average life of a subscriber. Direct subscriber activation costs also include the activation charge from Sprint, and credit check fees. These fees are charged to the Company by Sprint at approximately $12.92 per subscriber.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the recoverability of tax assets generated on a state-by-state basis from net operating losses apportioned to that state. Management uses a more likely than not threshold to make that determination and has established a valuation allowance against the tax assets, in case they are not recoverable. For 2004, the Company's valuation allowance decreased $0.1 million due to the improved operating performance of the Company's PCS segment. The valuation allowance now stands at $0.7 million as of December 31, 2004. Management will evaluate the effective rate of taxes based on apportionment factors, the Company's operating results, and the various state income tax rates. Currently, management anticipates the future effective income tax rate to be approximately 38%.

Other

The Company does not have any unrecorded off-balance sheet transactions or arrangements, however, the Company has commitments under operating leases and is subject to certain capital calls under one of its investments.

Results of Continuing Operations

2004 compared to 2003

Total revenue was $121.0 million in 2004, an increase of $15.4 million or 14.5%. Total revenues included $83.2 million of wireless revenues, an increase of $13.6 million or 19.5%; wireline revenues of $30.7 million, an increase of $1.7 million or 5.7%; and other revenues of $7.1 million, an increase of $0.1 million or 1.2 %.

Within wireless revenues, the PCS operation contributed $80.2 million, an increase of $13.4 million, or 20.0%. PCS service revenues were $52.3 million, an increase of $7.9 million or 17.7%. Service revenue growth was driven by the increase in subscribers, totaling 102,613 at December 31, 2004, an increase of 17,474 or 20.5%, compared to 85,139 subscribers at year-end 2003. The Company had churn of 2.2% in 2004 compared to 2.1% in 2003 which is essentially unchanged and reflects the Company's maintenance of tight credit screening for new subscribers as well as continued efforts to improve the after sales support. Competition in the wireless industry continues to have a significant impact on the results of the Company's PCS operation.

PCS travel revenue, including reseller revenue, which is compensation between Sprint and its PCS Affiliates for use of the other party's network, was $22.0 million, an increase of $5.2 million or 31.1%. Travel revenue is impacted by the geographic size of the Company's network service area (which increased by 18 cell sites in 2004) , the overall number of Sprint and Sprint affiliate retail wireless customers, their travel patterns and the travel exchange rate. The rate received on travel was $0.058 per minute in 2004,the same rate per minute as 2003. As a part of the amended management agreement signed on January 30, 2004, Sprint and the Company agreed to maintain the reciprocal travel rate at $0.058 per minute through December 31, 2006.

PCS equipment sales were $3.2 million, an increase of $1.4 million or 73.9%. The equipment sales at Company stores are net of $2.9 million of rebates and discounts given at the time of sale. Rebates and discounts continue to be required to meet significant industry competition for subscriber additions and subscriber retention. These discounts and rebates are primarily transacted in the form of instant rebates, providing a second phone free when a customer purchases one or offering deep discounts.

Wireless revenues included tower leases of $2.9 million, an increase of $0.3 million or 11.3%. The increase was the result of other wireless carriers executing additional leases to use space on the Company's portfolio of towers and increasing lease rates. Of the 91 towers and poles owned by the Company as of December 31, 2004, 53 towers have a total of 143 tenants, compared to 52 towers with 130 tenants at the end of 2003.

Wireless revenues from the Company's paging operation were $0.2 million, a decrease of $0.06 million as the customer base increasingly chose alternative wireless services. Paging service subscribers declined by 19.8% in 2004 from 1,989 subscribers to 1,595 subscribers. The paging operation continues to decline as more areas are covered by wireless voice services which have features that surpass those of paging technologies. The Company anticipates that its paging customer base will continue to decline in the future.

Within wireline revenues, the Telephone operation contributed $23.7 million, an increase of $1.0 million, or 4.4%. Telephone access revenues were $13.2 million, an increase of $1.6 million or 13.8%. During 2003, the Company recorded a $1.2 million reduction to access revenue, of which $0.7 million was related to resolving 2002 disputes with interexchange carriers on the rating of long distance calls transiting the Telephone switching network for termination on wireless networks. The NTC acquisition's contribution to wireline revenues was $0.5 million in 2004, including $0.2 million in voice services revenue and $0.3 million in cable television revenue.

The following table shows the access traffic minutes of use recorded by the telephone operations for the two years of 2004 and 2003.

Minutes of use (in thousands)                        2004                            2003
(net of intercompany usage)         --------------------------------------------------------------
                                    Originating      Terminating      Originating      Terminating
                                    --------------------------------------------------------------
Interstate                               43,293          115,542           29,373           87,539
Intrastate                               29,333           59,739           37,190           49,103
                                    --------------------------------------------------------------
Total                                    72,626          175,281           66,563          136,642
                                    ==============================================================


Access revenue (in thousands)                        2004                            2003
(net of intercompany usage)         --------------------------------------------------------------
                                    As reported       Pro forma       As reported       Pro forma
                                    --------------------------------------------------------------
Traffic sensitive (1)               $     5,506      $     5,506      $     4,274      $     4,974
Special access revenues                   1,778            1,778            1,606            1,606
Carrier common line settlement            5,969            5,969            5,750            5,750
                                    --------------------------------------------------------------
Total                               $    13,253      $    13,253      $    11,630      $    12,330
                                    ==============================================================

(1) For 2003, traffic sensitive revenue has been adjusted in the proforma column to remove the impact of the access billing dispute adjustment and the impact of the NECA settlement adjustments.

Facility lease revenue contributed $5.1 million to wireline revenues, a decrease of $0.4 million or 7.8%. The decrease was primarily the result of the prolonged decline of lease rates associated with competitive pricing pressures.

Long distance, billing and collection services and other revenues contributed $1.2 million to wireline revenues, a decrease of $0.2 million compared to 2003 results. Revenues from these services has declined in recent years as wireless users are making long distance calls on their wireless phones and interexchange carriers now issue a greater proportion of their bills directly to their customers.

Wireline revenues from cable television services were $4.4 million in 2004 and 2003.In January 2005, the Company raised its cable television services rates by $6 per month for all non-basic subscribers primarily to offset higher programming costs.

Other revenues, primarily consisting of Internet service and revenues from the 511 Virginia contract, were $7.1 million in 2004, an increase of $0.1 million or 1.2%. The Company had 15,051 dial-up Internet subscribers at December 31, 2004, compared to 17,420 at the end of the previous year. During 2004, the Company's DSL high-speed Internet access subscriber count increased to 2,646 from 1,298. Total Internet service revenue was $4.9 million, an increase of $0.5 million or 10.1%. The 511Virginia contract with the Virginia Department of Transportation contributed $1.2 million to other revenues, a decrease of $0.1 million or 11.1%. The 511 Virginia contract expired in February 2005. Telecommunications equipment sales, services and lease revenues were $0.9 million, which reflects a $0.2 million decrease from 2003 results. NTC contributed $0.3 million in data services revenue.

Total operating expenses were $101.3 million, an increase of $14.4 million or 16.5%. The primary drivers in the increase in operating expenses are continued growth in the PCS operation, an increase in the number of employees and higher compliance costs to fulfill Sarbanes-Oxley requirements.

Cost of goods and services was $15.8 million, an increase of $2.4 million or 18.0%. The PCS cost of goods sold was $11.6 million, an increase of $1.6 million or 15.6%. This change is due primarily to higher volumes of handsets sold through Company owned stores and PCS handset subsidies paid to third-party retailers. In 2004, the Company recorded approximately $2.1 million in handset costs related to existing subscribers upgrading their handsets, an increase of $1.2 million or 142%. The cost of handset up-grades sold to existing customers is expected to increase as the customer base matures and handset manufacturers introduce new technologies in new handsets. The cable television programming (cost of service) expense was $2.0 million, an increase of $0.4 million or 21.2%. The Company has seen continuing upward pressure on the cost of cable TV programming by cable TV program providers. The cost of providing the Company's Shentel Pages directory increased $0.4 million due to an expanded distribution area in 2004.

Network operating costs were $36.2 million, an increase of $4.4 million or 13.9%. The largest item in network operating costs is travel expense. These costs made up 39.7% and 33.8% of the total network and other costs in 2004 and 2003, respectively. Travel expense is the cost of minutes used by the Company's PCS subscribers on Sprint or other Sprint Affiliates' networks. Travel expense in 2004 was $14.4 million, an increase of $3.6 million due to a significant increase in travel minutes in 2004. The travel rate for 2004 was $0.058 and did not change from 2003. Our PCS customers increased their average monthly travel minutes by 26% compared to 2003. In 2003, the average customer's travel usage was 159 minutes per month and in 2004 that average travel usage increased to 179 minutes per month.

Network infrastructure maintenance costs were $10.2 million or 28.1% of total network operating costs, an increase of $0.1 million from 2003. Rent for towers, tower sites, and buildings increased $0.1 million or 1.4 % to $4.4 million. Rent increases plus the increase in the number of sites leased contributed to the increase. Line costs in 2004 were $6.2 million or 17.1% of the network operating costs, consistent with 2003 results.

Depreciation and amortization expense was $19.0 million, an increase of $2.4 million or 14.4%. The decrease in the estimated useful lives of certain asset classes resulted in a $0.5 million increase in depreciation expense in 2004. The PCS operation had depreciation expense of $11.9 million, an increase of $1.7 million or 16.3%. The 18 additional PCS base stations placed in service during 2004 resulted in higher depreciation expense for the year. In the telephone operation, depreciation increased $0.4 million or 9.3%, due to new assets deployed in the operation and a change in the estimated useful lives of certain assets.

Selling, general and administrative expenses were $30.3 million an increase of $5.0 million or 19.8%. The 2004 results include $1.3 million of additional employee expenses and over $1.1 million of expenses to support compliance with Sarbanes-Oxley regulations. Other costs including pension expense of $0.3 million, insurance expense of $0.1 million, $0.6 million in commissions paid in PCS due to increased phone sales and $0.3 for NTC's operations.

Bad debt expense decreased $0.3 million to $1.6 million or 14.4%. This decrease was due to a continuation of the credit terms for new PCS subscribers (limiting the high credit risk customers who obtained service) and improvement in the interexchange carrier segment of the business. This expense is net of normal recoveries and includes a recovery of $113 thousand for an interexchange carrier settlement the Company received in 2004 which was written off in 2002. In 2004, the Company identified several target markets to loosen its credit policies to evaluate the impact on increasing sales. This policy change has generated additional activations and is being closely monitored.

Operating income grew to $19.6 million, an increase of $1.0 million or 5.4%. The Company's operating margin was 16.2%, compared to 17.6% in 2003, a decrease of 1.4%, due primarily to increases in network operating costs and selling, general and administrative expenses.

Other income (expense) is comprised of non-operating income and expenses, interest expense and gain or loss on investments. Collectively, the net impact of these items to pre-tax income was an expense of $3.3 million for 2004, compared to expense of $3.6 million from 2003.

Interest expense was $3.1 million, a decrease of $0.4 million or 10.9%. Long-term debt (inclusive of current maturities), was $52.8 million at year-end 2004, versus $43.3 million at year-end 2003. Long term debt includes $13 million incurred in the November 30, 2004 acquisition of NTC.

Net losses on investments were $0.2 million, compared to a loss of $.04 million from 2003. See Note 3 to the consolidated financial statements.

Non-operating income was a gain of $0.03 million, a decrease of $0.4 million, primarily due to a $0.9 million loss on the disposal of PCS base stations in a network upgrade, offset by $0.5 million increase in dividend income.

The Company provided for income taxes of $6.1 million in 2004, which is an effective tax rate of 38%. Last year's effective tax rate was 35.2% due to the effect of state tax apportionment rules and reduction in the liability for tax purposes. The Company currently operates in ten states. Due to apportionment rules and geographic operations of subsidiaries where the Company's profits and losses arise, the Company is generating profits in states with lower tax rates, while generating losses in states with higher tax rates. The Company cautions readers that the current effective tax rate may not be the same rate at which tax benefits or tax expenses are recorded in the future. The Company's state apportionments, profits and losses and state tax rates may change, therefore changing the effective rate at which taxes are provided for or at which tax benefits accrue. In the near term, under existing operating results and current tax rates, the Company anticipates its future effective tax rate will be approximately 38%.

Net income from continuing operations was $10.2 million, an increase of $0.7 million from 2003. The results are primarily made up of the improvement in the PCS operation.

Income from discontinued operations was $22.4 million in 2003. The income from discontinued operations in 2003 includes the sale of the partnership interest in February 2003 and results from the two months of its operations in 2003. There was no income or loss from discontinued operations in 2004.

The Company adopted FAS 143 "Accounting for Asset Retirement Obligations." effective January 1, 2003, and as a result recorded a charge to earnings for the cumulative effect of this change in accounting of $76 thousand after taxes.

Net income was $10.2 million, a decrease of $21.7 million or 68%. The decrease is primarily the result of $22.4 million in income from discontinued operations recorded in 2003. See Note 2 to the consolidated financial statements.

DISCONTINUED OPERATIONS

The Company invested $2.0 million in the Virginia 10 RSA limited partnership in the early 1990's. The partnership's local customer base peaked in early 2000 with nearly 12,000 subscribers, then steadily declined to 6,700 by December 31, 2002. The decline was the result of competition with digital technologies and increased competition from national carriers. As a result of the decline in the subscriber base, and the need for extensive capital expenditures to transform the analog network into a digital cellular network, the Company elected to sell its 66% interest in the partnership to one of the minority partners. The agreement was signed in November 2002, and closing was February 28, 2003. The Company's portion of the net income from its operations for 2003 and 2002 was $1.2 million and $7.4 million, respectively. There was no net income or loss from discontinued operations in 2004.

CONTINUING OPERATIONS

2003 compared to 2002

Total revenue was $105.6 million in 2003, an increase of $12.9 million or 13.9%. Total revenues included $69.6 million of wireless revenues, an increase of $12.0 million or 20.9%; wireline revenues of $29.0 million, an increase of $0.3 million or 0.9%; and other revenues of $7.0 million, an increase of $0.6 million or 9.7%.

Within wireless revenues, PCS operation contributed $66.8 million, an increase of $11.6 million, or 21.0%. PCS service revenues were $44.4 million, an increase of $10.9 million or 32.4%. Service revenue growth was driven by the increase in subscribers, totaling 85,139 at December 31, 2003, an increase of 17,297 or 25.5%, compared to 67,842 subscribers at year-end 2002. The company had churn of 2.1% in 2003 compared to 2.8% in 2002. The decline in the churn rate is the result of tightening the credit screening for new subscribers as well as continued efforts to improve the after sales support. Competition in the wireless industry continues to have a significant impact on the results of the Company's PCS operation.

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

PCS equipment sales were $1.8 million, an increase of $0.4 million or 32.2%. The equipment sales are net of $2.1 million of rebates and discounts given at the time of sale. Rebates and discounts continue to be required to meet significant industry competition for subscriber additions and subscriber retention. These discounts and rebates are primarily transacted in the form of instant rebates, providing a second phone free when a customer purchases one, or providing free phones if the subscriber signs up for a specific contract term and a specific service plan.

In accordance with Sprint's requirements, the Company launched third generation (3G 1X) wireless service in August 2002 The impact of 3G 1X-network enhancements on revenues became more pronounced in 2003, as use of new 3G services and features generated approximately $1.0 million for the year, compared to $0.2 million in 2002. The growth in 3G revenue is the result of more subscribers on 3G plans and the increase in popularity of camera phones during 2003.

Wireless revenues included tower leases of $2.6 million, an increase of $0.5 million or 24.8%. The increase was the result of other wireless carriers leasing additional space on the Company's portfolio of towers. Of the 88 towers and poles owned by the Company as of December 31, 2003, 52 towers have one or more external tenants, compared to 46 towers with external tenants at the end of 2002.

Wireless revenues from the Company's paging operation were $0.2 million, a decrease of $0.1 million as the customer base increasingly chose alternative wireless services. Paging service subscribers declined by 32.3% in 2003 from 2,940 subscribers to 1,989 subscribers. The paging operation continues to decline as more areas are covered by wireless voice services which have features that surpass those of paging technologies. The Company anticipates that its paging customer base will continue to decline in the future.

Within wireline revenues, the Telephone operation contributed $22.7 million, an increase of $0.3 million, or 1.2%. Telephone access revenues were $11.1 million, an increase of $0.2 million or 1.6%. During 2003, the Company recorded a $1.2 million reduction to access revenue, of which $0.7 million was related to 2002, resolving disputes with interexchange carriers on the rating of long distance calls transiting the Telephone switching network for termination on wireless networks.

Originating access revenue increased in 2003 due in part to a shift from interstate to intrastate traffic. On similar traffic volume in both years, the Company generated an additional $0.4 million due to a favorable rate differential of $0.03 per minute on the increase in the mix of intrastate traffic. The Company's increased access revenue was also a result of the benefit gained through handling more minutes through the switch, which increased 36.0 million minutes or 35.7% over 2002. The rates for terminating traffic were similar in both years, although the percentage of terminating traffic to total traffic increased from 58% in 2002 to 65% in 2003.

The shift in originating traffic is the result of implementing software capable of identifying actual interstate and intrastate traffic specifically delivered to the wireline switch, where previously usage was allocated between interstate and intrastate traffic types by the interexchange carriers.

The following table shows the access traffic minutes of use for the two years of 2003 and 2002.

Minutes of use (in thousands)                   2003                             2002
(net of intercompany usage)         --------------------------------------------------------------
                                    Originating      Terminating      Originating      Terminating
                                    --------------------------------------------------------------
Interstate                               29,373           87,539           42,929           63,959
Intrastate                               37,190           49,103           22,684           36,712
                                    --------------------------------------------------------------
Total                                    66,563          136,642           65,613          100,671
                                    ==============================================================


Access revenue (in thousands)                   2003                              2002
(net of intercompany usage)         --------------------------------------------------------------
                                    As reported       Pro forma       As reported       Pro forma
                                    --------------------------------------------------------------
Traffic sensitive (1)               $     4,274      $     4,974      $     4,676      $     3,976
Special access revenues                   1,606            1,606            1,247            1,247
Carrier common line settlement            5,750            5,750            4,978            4,978
                                    --------------------------------------------------------------
Total                               $    11,630      $    12,330      $    10,901      $    10,201
                                    ==============================================================

(1) Traffic sensitive revenue has been normalized in the proforma column to remove the impact of the access billing dispute adjustment and the impact of the NECA settlement adjustments.

Facility lease revenue contributed $5.5 million to wireline revenues, a decrease of $0.2 million or 3.5%. The decrease was primarily the result of the prolonged decline of lease rates associated with competitive pricing pressures and the economic downturn in the telecommunications industry. During 2002 the Company completed a second, diverse fiber route to its existing interconnection point in the Dulles airport area of Northern Virginia. This fiber route provides increased reliability for customers in the event of fiber cuts or breaks, and extends the availability of the Company's fiber network to additional market locations.

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

Total operating expenses were $87.0 million, an increase of $3.6 million or 4.3%. The primary driver in the increase in operating expenses is continued growth in the PCS operation somewhat offset by a significant decline in bad debt expense compared to 2002.

Late in 2003, the Company made an employee benefits policy change, which eliminated the requirement for the Company to accrue a vacation liability in advance of the year in which the benefit was used. The result of this change was a reduction of benefit expense of $0.5 million for the year compared to 2002. Benefit expenses impact all operating departments based on the amount of direct labor charged to the department. The change has a one-time impact on the financial statements of the Company. The benefits policy now provides that employees earn and use their paid time off in the same period. In the future, under this policy unused hours up to a prescribed limit can be banked but only used for extended illness, not carried over for use as vacation.

Cost of goods and services was $13.4 million, an increase of $1.7 million or 14.5%. The PCS cost of goods sold was $10.1 million, an increase of $1.4 million or 16.2%. This change is due primarily to higher volumes of handsets sold through Company owned stores and PCS handset subsidies paid to third-party retailers. In 2003, the Company recorded approximately $1.8 million in handset costs related to existing subscribers upgrading their handsets. Prior to

2003, the Company did not track the specific costs related to subsidizing new handsets to existing customers. The cost of handset up-grades sold to existing customers is expected to increase as the customer base matures and handset manufacturers introduce new features. The cable television programming (cost of service) expense was $1.6 million, an increase of $0.2 million or 16.3%. The Company has seen continuing upward pressure on the cost of cable TV programming by cable TV program providers.

Network operating costs were $31.8 million, an increase of $0.5 million or 1.6%. The largest item in network operating costs is travel expense. These costs made up 33.8% and 34.2% of the total network and other costs in 2003 and 2002, respectively. Travel expense is the cost of minutes used by the Company's PCS subscribers on Sprint or other Sprint Affiliates' networks. Travel expense in 2003 was $10.8 million, an increase of $0.1 million due to a significant increase in travel minutes in 2003 which was offset by the impact of the rate decline. The travel rate declined from $0.10 per minute in 2002 to $0.058 per minute in 2003. Our PCS customers increased their average monthly travel minutes by 22% compared to 2002. In 2002, the average customer's travel usage was 130 minutes per month and in 2003 that average travel usage increased to 159 minutes per month.

Network infrastructure maintenance costs were $4.9 million or 15.5% of total network operating costs, a decrease of $0.2 million from 2002. Rent for towers, tower sites, and buildings increased $0.9 million or 27.3% to $4.2 million. Lease escalators plus the increase in the number of sites leased contributed to the increase. Line costs in 2003 were $8.0 million or 25.2% of the network operating costs, an increase of $0.1 million.

Depreciation and amortization expense was $16.6 million, an increase of $2.1 million or 14.8%. The PCS operation had depreciation expense of $10.2 million, an increase of $1.6 million or 18.9%. The 16 additional PCS base stations placed in service during 2003 resulted in higher depreciation expense for the year. In the telephone operation, depreciation increased $0.5 million or 12.6%, due to new assets deployed in the operation. There was no amortization of goodwill in 2003 or 2002, compared to goodwill amortization of $360 thousand expensed in 2001, due to the required accounting change.

Selling, general and administrative expenses were $25.3 million, a decrease of $0.6 million or 2.4%. Customer support costs were $10.4 million, an increase of $1.6 million due primarily to the growth in Sprint wireless subscribers. Selling and advertising expenses were $6.8 million, a decrease of $0.6 million, primarily due to the third party national programs that were modified to rebate programs. Administrative expenses increased $1.0 million or 17.1%. The increase was the result of increased professional fees, insurance and pension costs.

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

Other income (expense) is comprised of non-operating income and expenses, interest expense and gain or loss on investments. Collectively, the net impact of these items to pre-tax income was an expense of $0.1 million for 2003, compared to expense of $10.1 million from 2002. The 2002 results were primarily the results of the previously disclosed $9.0 million loss recorded on the sale of the VeriSign stock.

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

The Company adopted FAS 143 "Accounting for Asset Retirement Obligations." effective January 1, 2003, and as a result recorded a charge to earnings for the cumulative effect of this change in accounting of $76, thousand after taxes.

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

The fair value of the Company's available-for-sale securities was $0.2 million at the end of 2004, compared to $0.2 million at the end of 2003. The Company's available-for-sale portfolio at December 31, 2004 is made up of two investments, both of which are within the telecommunications industry. Due to the volatility of the securities markets, particularly in the telecommunications industry, there is uncertainty about the ultimate value the Company will realize with respect to these investments in the future. During 2004, the Company recognized an impairment loss from its available-for-sale securities of $28 thousand on NetIQ Corp.

The Company participates in emerging technologies by investing in entities that invest in start-up companies. This includes indirect participation through capital venture funds of South Atlantic Venture Fund III, South Atlantic Private Equity IV, Dolphin Communications Parallel Fund, Dolphin Communications Fund II and the Burton Partnership. For those companies that eventually make public offerings of their securities, it is the intent of the Company to evaluate whether to hold or sell parts or all of each investment on an individual basis. At December 31, 2004, the Company had external investments totaling $7.0 million. During 2004, the Company had a direct investment in NTC Communications. On November 30, 2004, the Company purchased the remaining 83.9% of NTC that it did not already own.

In 2005, the Company anticipates taking advantage of converting additional Rural Telephone Bank stock from Class B to Class C. In 2004, the Company converted a portion of its holdings into a different class of stock that pays cash dividends. The bank declares a dividend rate that varies, each year. The range of the dividend has been between 4.2% and 6.0% over the last 5 years. The rate in 2004 was 6.0%. This transaction provided the Company with approximately $0.3 million in income for 2004.

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

The term debt loan agreements with CoBank have three financial covenants. These are measured on a trailing 12-month basis and are calculated on continuing operations. At December 31, 2004, the covenant calculations were as follows; the ratio of total debt to operating cash flow, which must be 2.5 or lower, was 1.4. The equity to total assets ratio, which must be 35% or higher, was 53.9%. The ratio of operating cash flow to scheduled debt service, which must exceed 2.0, was 5.1. The Company was in compliance with all other covenants related to its debt agreements at December 31, 2004. The Company has pledged all of its affiliates capital stock and the outstanding ownership interest in NTC as collateral for the CoBank loans.

On November 30, 2004, the Company amended the terms of its Master Loan Agreement with CoBank, ACB to provide for a $15 million revolving reducing credit facility. Under the terms of the amended credit facility, the Company can borrow up to $15 million for use in connection with the acquisition of NTC Communications LLC and other corporate purposes. The revolving credit facility has a 12 year term with quarterly payments beginning June 2006. Borrowings under the facility are at an adjustable rate that can be converted to a fixed rate at the Company's option. The loan is secured by a pledge of the stock of all of the subsidiaries of the Company as well as all of the outstanding membership interests in NTC. At December 31, 2004, $13.2 million was outstanding under this facility.

The Company's covenants on the RUS/RTB debt require the pledge of all current and future assets of the Telephone subsidiary until the debt is retired.

Another external source of funding is a $0.5 million unsecured, variable rate revolving line of credit with SunTrust Bank. This facility is in place to allow the Company to better manage its daily cash balances. The facility expires May 31, 2005. Management anticipates renewing this facility with SunTrust Bank under similar terms and conditions. At December 31, 2004 there were no balances outstanding under this facility.

In February 2005, the Company received the $5.0 million placed in escrow, and reflected as an escrow receivable at December 31, 2004, as part of the sales agreement on the Virginia 10 RSA limited partnership.

Pursuant to the NTC Interest Purchase Agreement, $1.0 million of the purchase price was placed in escrow to satisfy any post-closing adjustments to the purchase price and any indemnification obligations of the Interest holders for a period of six months after the November 30, 2004 closing date.

The Company spent $34 million on capital projects in 2004, or about $4 million below what was budgeted for the year. The variance was primarily due to delays in the start dates for construction of a fiber route and various PCS related expenditures.

The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to its various long-term debt facilities, and non-cancelable operating lease agreements for retail space, tower space and cell sites. Expected future minimum contractual cash obligations for the next five years and in the aggregate at December 31, 2004, are as follows:

Payments due by periods

                                                         Less than 1
(unaudited) (in thousands)                   Total           year        1-3 years      4-5 years  After 5 years
                                           ---------------------------------------------------------------------
Long-term debt principal                   $  52,291      $   4,372      $  11,142      $  12,417      $  24,360
Interest on long -term debt                   16,412          3,562          5,913          4,101          2,836
Retirement plan benefit contributions            500            500             --             --             --
Operating leases                              17,312          4,416          6,770          4,284          1,842
Capital calls on investments                   1,121          1,121             --             --             --
Purchase obligations                           1,667          1,667             --             --             --
                                           ---------------------------------------------------------------------
Total obligations                          $  89,303      $  15,638      $  23,825      $  20,802      $  29,038
                                           =====================================================================

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital expenditures budgeted for 2005 total approximately $36 million, including approximately $20 million for additional PCS base stations, additional towers, and switch upgrades to enhance the PCS network. Approximately $6 million is budgeted for telecommunication services currently outside of the Company's primary operating area, Improvements and replacements of approximately $5 million are planned for the telephone operation and the remaining $5 million covers technology upgrades and other capital needs.

The Company anticipates using funds from operations, to fund the capital expenditures and the payment of debt and interest. Due to lower than expected tax expenses in 2004, the Company will apply the tax receivable to the 2005-year tax liability. It is anticipated in 2005, that additional federal tax payments will be due based on anticipated profits expected to be generated in the operation.

Management anticipates its operations will generate higher operating cash flows in 2005, compared to those of continuing operations in 2004, although there are events outside the control of the Company that could have an adverse impact on cash flows from operations. The events that could adversely impact operating cash flow results include, but are not limited to; changes in overall economic conditions, regulatory requirements, changes in technologies, availability of labor resources and capital, and other conditions. The PCS subsidiary's operations are dependent upon Sprint's ability to execute certain functions such as billing, customer care, and collections; their ability to develop and implement successful marketing programs and new products and services; and their ability to effectively and economically manage other operating activities under the Company's agreements with Sprint. Additionally, the Company's ability to attract and maintain a sufficient customer base is critical to maintaining a positive cash flow from operations. These items individually and/or collectively could impact the Company's results. The Company is currently assessing the impact of the planned merger of Sprint and Nextel Communications on the Company's operations.

Management expects cash from operations, along with cash on hand, investments and funds available under the Company's existing credit facilities, should be sufficient to meet its short-term and long-term cash needs, including working capital requirements, capital projects and debt payments, and to fund potential dividend payments. Significant new ventures, acquisitions or other new business opportunities may require outside funding.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 (R) replaces SFAS No. 123, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. The approach in SFAS 123 (R) is similar to the approach described in SFAS No. 123, however, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS No. 123 (R) will be effective for the Company beginning July 1, 2005. The Company is evaluating the impact of applying SFAS No. 123 (R) and does not believe the application will have a material impact on the Company's consolidated financial statements.

In March 2004, the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which provides new guidance for assessing impairment losses on debt and equity investments. EITF Issue No. 03-1 also includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective for the Company's year ended December 31, 2004. The Company will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released. During the fourth quarter, the Company recognized a $28 thousand impairment loss on NetIQ Corp. and as a result the Company does not have any unrealized losses or additional disclosures required by EITF issue No. 03-1 at December 31, 2004.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003),"Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," (VIE), which was issued in January 2003. The Company does not have any investments in entities it believes are variable interest entities.

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which was effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatory redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatory redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

In December 2003, the Financial Accounting Standards Board issued FASB Statement No. 132(R). Statement No. 132(R) is a revision of Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132(R) is effective for financial statements with fiscal years ending after December 15, 2003. SFAS 132(R) requires additional disclosures including information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. The objectives of the revisions are to provide qualitative information about the items in the financial statements, quantitative information about items recognized or disclosed in the financial statements, information that enables users of financial statements to assess the effect that pension plans and other postretirement benefit plans have on entities' results of operations, and information to facilitate assessments of future earnings and cash flows. With the exception of the 2004 adoption of the requirement to include estimated future benefit payments, the Company adopted this statement effective December 31, 2003, with disclosures included in Note 9.

RISKS

At December 31, 2004, the Company is one of eleven PCS Affiliates of Sprint, and accordingly, is impacted by decisions and requirements adopted by Sprint in regard to its wireless operation. Management continually reviews its relationship with Sprint as new developments and requirements are added. Note 7 to the accompanying consolidated financial statements contains a detailed description of the significant contractual relationship. See Item 1. "Business - Risk Factors", "-Recent Developments" and "-Regulation" for a discussion of risks relating to the Company's PCS business, its relationship with Sprint and the Wireless Industry in general.

The Company's access revenue may be adversely impacted by legislative or regulatory actions that decrease access rates or exempt certain traffic from paying access to the Company's regulated telephone network. The Federal Communications Commission is currently reviewing the issue of Voice over Internet Protocol (VOIP) as it relates to access charges. An unfavorable finding may have an adverse effect on the Company's telephone operations. See Item 1 "Business -Regulation."

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the President and Chief Executive Officer, who is the principal executive officer, and the Executive Vice President and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004.

During 2004, there were changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting as follows:

      1. The Company dedicated significant resources during the second quarter of 2004 in preparing for the conversion of its new PCS point of sale system. The conversion involved a change from a stand-alone, Company-hosted system, to a system hosted and integrated into the Sprint PCS billing system. Through this integration, the Company eliminated several points of multiple data entry, thereby reducing the risk of error, and enhancing internal control, while improving the sales process. The new system was placed in service during mid-July 2004.

      2. The Company has put into place processes that have steadily improved our ability to identify material errors in Sprint financial information on a timely basis. These processes are in part a result of a new Amended Management and Services Agreement

      3. In connection with the requirements imposed under Section 404 of the Sarbanes-Oxley Act of 2002, we retained an outside consulting firm to assist us in reviewing, documenting, and improving our internal control processes and have engaged Goodman and Company, a regional accounting firm to assist in the testing of these controls. On an ongoing basis, the Company contracted with Goodman and Company to perform internal audit functions.

Under our agreements with Sprint, Sprint provides us with billing, collections, customer care, certain network operations and other back office services for the PCS operation. As a result, Sprint remits to the Company approximately 64% of the Company's total revenues, while approximately 37.1% of the expenses reflected in the Company's consolidated financial statements relate to charges by or through Sprint for expenses such as billing, collections and customer care, roaming expense, long-distance, and travel. Due to this relationship, the Company necessarily relies on Sprint to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivable, which underlie a substantial portion of our periodic financial statements and other financial disclosures.

Information provided by Sprint includes reports regarding the subscriber accounts receivable in our markets. Sprint provides us monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level. We review these various reports to identify discrepancies or errors. However, under our agreements with Sprint, we are entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 8% of revenue retained by Sprint. Because of our reliance on Sprint for financial information, we must depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint's other PCS affiliate network partners. To address this issue, Sprint engages independent auditors to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70 ("SAS 70 reports"). The report is provided to the Company on semi-annual basis and covers a twelve-month period. The current recent report covers the period from October 1, 2003 to September 30, 2004. The most recent report indicated there were no material issues, that were not remediated by year end, which would adversely affect the information used to support the recording of the revenues and expenses provided by Sprint related to the Company's relationship with them.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks relate primarily to changes in interest rates on instruments held for other than trading purposes. Our interest rate risk involves three components. The first component is outstanding debt with variable rates. As of December 31, 2004, the Company's variable rate debt balance was $13.2 million. The Company's interest rate risk on the variable rate debt is $49 thousand for a 10% increase in the interest rate. The Company's remaining debt has fixed rates through its maturity. A 10.0% increase in interest rates would decrease the fair value of the total debt by approximately $1.3 million, while the estimated current fair value of the fixed rate debt is approximately $49.3 million.

The second component of interest rate risk is temporary excess cash, primarily invested in overnight repurchase agreements and Treasury bills with a maturity of less than 90 days. The Company currently has approximately $14.2 million of cash equivalents in Treasury bills, which are earning rates of approximately 2% per year. The cash is currently in short-term investment vehicles that have limited interest rate risk. Management continues to evaluate the most beneficial use of these funds.

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

As of December 31, 2004, the Company has $7.0 million invested in privately held companies directly or through investments with portfolio managers. Most of the companies are early stage and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability. The Company's market risk is limited to the funds previously invested and an additional $1.1 million committed under contracts the Company has signed with portfolio managers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-2 through F-37.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation Regarding the Effectiveness of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Executive Vice President and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a - 15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a -15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In conducting the evaluation of the effectiveness of the internal control over financial reporting, the Company did not include the internal controls of NTC Communications, L.L.C., which the Company acquired on November 30, 2004. The acquired entity constituted approximately 12% of the total consolidated assets of the Company as of December 31, 2004 and accounted for less than 1% of total consolidated revenues and total consolidated net income of the Company for the year then ended. Refer to Note 14 to the consolidated financial statements for a further discussion of the acquisition and its impact on the Company's consolidated financial statements.

Based on the evaluation under the framework in Internal Control -- Integrated Framework, management concluded that the internal control over financial reporting was effective as of December 31, 2004.

Management's assessment of the effectiveness of the internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B. OTHER INFORMATION

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT EXECUTIVE OFFICERS

                  The following table presents information about our executive officers who, other than Christopher E. French, are not directors.

              Name                       Title                        Age   Date in Position
     -------------------------------------------------------------------------------------------
     Christopher E. French      President                              47     April 1988

     Earle A. MacKenzie         Executive Vice President, Chief        52     June 2003
                                Financial Officer and Treasurer

     David E. Ferguson          Vice President of Customer Services    59     November 1982

     David K. MacDonald         Vice President of Operations           51     May 1998

     Laurence F. Paxton         Vice President of Information          52     June 2003
                                Technology and Secretary

     William L. Pirtle          Vice President of Sales                45     April 2004

     Alan R. Prusak             Vice President, Technology             41     April 2004

     Jeffery R. Pompeo          Vice President, Converged Services     37     September 2004

     Jonathan R. Spencer        General Counsel                        43     July 2004

     Nancy A. Stadler           Vice President, Marketing              39     August 2004

Mr. French has served as President and Chief Executive Officer of the Company and its subsidiaries since 1988 and a director of the Company since 1996. Prior to his appointment as President, he held a variety of positions with the Company, including Executive Vice President and Vice President-Network Service. Mr. French also serves on the Board of Directors of First National Corporation.

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

Before joining the Company as Vice President, Technology, Mr. Prusak was Vice President of Engineering from 2001 to 2004 for ALLTEL Communications, a full-service telecommunications service provider. From 1992 to 2001 he served in various operational and corporate positions with ALLTEL Communications.

Before joining the Company as Vice President, Converged Services, Mr. Pompeo was Chief Technology Officer at Netifice Communications from 2002-2004, a national Voice Over Internal Protocol and Virtual Private Network service provider from 2002 to 2004. From 2000-2002 he served as Vice President of Business Development for Broadslate Networks, a DSL provider. Prior to his service with that company, Mr. Pompeo held a number of executive positions with the General Electric Company from 1995-2000, including President & CEO of GE-Cisco Industrial Networks, a joint venture between GE and Cisco systems

Before joining the Company as General Counsel, Mr. Spencer was an attorney in private practice in Washington, D.C., where he specialized in telecommunications, corporate and securities law. From May 2000 until June 2003 Mr. Spencer was Vice President and Associate General Counsel of Cable & Wireless Global, a global telecommunications provider, and from January 1999 through May 2000 he served as Senior Corporate Counsel and Assistant Secretary of Cable & Wireless USA, Inc. While with Cable & Wireless, Mr. Spencer also served as a director of a number of that company's European subsidiaries.

Before joining the Company as Vice President, Marketing, Ms. Stadler served as Vice President, Corporate Marketing and Communications for Rexnord Industries, Inc., a mechanical power transmission components manufacturing company, from July 2001 to August 2004. Previously she served as Director, Strategic Marketing for Siemens Building Technologies, a provider of technical infrastructure solutions for security, comfort and efficiency in buildings, from 1998 to 2001.

Our employees, officers and members of our Board of Directors are expected to conduct business legally and ethically and insist that our vendors and business associates do the same. The Company has adopted a

Code of Business Conduct and Ethics applicable to all employees, officers and directors and which is available on the Company's website www.shentel.com .

Other information responsive to this Item 10 is incorporated herein by reference to the Company's definitive proxy statement for its 2005 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

                  Information responsive to this Item 11 is incorporated herein by reference to the Company's definitive proxy statement for its 2005 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  Information responsive to this Item 12 is incorporated herein by reference to the Company's definitive proxy statement for its 2005 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Information responsive to this Item 13 is incorporated herein by reference to the Company's definitive proxy statement for its 2005 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                  Information responsive to this Item 14 is incorporated herein by reference to the Company's definitive proxy statement for its 2005 Annual Meeting of Shareholders.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                  (a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-37 of this report and are incorporated by reference in Part II, Item 8:

                  Report of Independent Registered Public Accounting Firm

                  Consolidated Financial Statements

                        Consolidated Balance Sheets as of December 31, 2004, 2003 and 2002

                        Consolidated Statements of Income for the three years ended December 31, 2004

                        Consolidated Statements of Shareholders' Equity and Comprehensive Income for the three years ended December 31, 2004

                        Consolidated Statements of Cash Flows for the three years ended December 31, 2004

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

Exhibit
Number        Exhibit Description
------        -------------------

 3.1 Amended and Restated Articles of Incorporation of Shenandoah Telecommunications Company filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-21733) and incorporated herein by reference.

 3.2        Shenandoah Telecommunications Company Bylaws, as amended, filed as
            Exhibit 3.2 to the Company's Report on Form 10-K for the year ended December 31, 2003.

 4.1 Rights Agreement, dated as of February 8, 1998 between the Company and Crestar Bank incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated February 9, 1998).

 4.2 Shenandoah Telecommunications Company Dividend Reinvestment Plan filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 333-74297) and incorporated herein by reference.

*4.3 Specimen representing the Common Stock, no par value, of Shenandoah Telecommunications Company

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

 10.3 Settlement Agreement and Mutual Release dated as of January 30, 2004 by and among Sprint Spectrum L.P., Sprint Communications Company L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P. and Shenandoah Personal Communications Company and Shenandoah Telecommunications Company, dated January 30, 2004 filed as Exhibit 10.3 to the Company's Report on Form 10-K for the year ended December 31, 2003

 10.4 Sprint PCS Management Agreement dated as of November 5, 1999 by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.4 to the Company's Report on Form 10-K for the year ended December 31, 2003.

 10.5 Sprint PCS Services Agreement dated as of November 5, 1999 by and between Sprint Spectrum L.P. and Shenandoah Personal Communications Company filed as Exhibit 10.5 to the Company's Report on Form 10-K for the year ended December 31, 2003.

 10.6 Sprint Trademark and Service Mark License Agreement dated as of November 5, 1999 by and between Sprint Communications Company, L.P. and Shenandoah Personal Communications Company filed as Exhibit 10.6 to the Company's Report on Form 10-K for the year ended December 31, 2003.

 10.7 Sprint Spectrum Trademark and Service Mark License Agreement dated as of November 5, 1999 by and between Sprint Spectrum L.P. and Shenandoah Personal Communications Company filed as Exhibit 10.7 to the Company's Report on Form 10-K for the year ended December 31, 2003.

 10.8 Addendum I to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.8 to the Company's Report on Form 10-K for the year ended December 31, 2003.

 10.9 Asset Purchase Agreement dated November 5, 1999 by and among Sprint Spectrum L.P., Sprint Spectrum Equipment Company, L. P., Sprint Spectrum Realty Company, L.P., and Shenandoah Personal Communications Company, serving as Exhibit A to Addendum I to the Sprint PCS Management Agreement and as Exhibit 2.6 to the Sprint PCS Management Agreement filed as Exhibit 10.9 to the Company's Report on Form 10-K for the year ended December 31, 2003.

 10.10 Addendum II dated August 31, 2000 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.10 to the Company's Report on Form 10-K for the year ended December 31, 2003.

 10.11 Addendum III dated September 26, 2001 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.11 to the Company's Report on Form 10-K for the year ended December 31, 2003.

 10.12 Addendum IV dated May 22, 2003 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.12 to the Company's Report on Form 10-K for the year ended December 31, 2003.

 10.13 Addendum V dated January 30, 2004 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.13 to the Company's Report on Form 10-K for the year ended December 31, 2003.

 10.14 Supplemental Executive Retirement Plan filed as Exhibit 10.14 to the Company's Report on Form 10-K for the year ended December 31, 2003.

 10.15 Addendum VI dated May 24, 2004 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.15 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 2004.

10.16 Second Amended and Restated Master Loan Agreement, dated as of November 30, 2004, by and between CoBank, ACB and Shenandoah Telecommunications Company filed as Exhibit 10.16 to the Company's Current Report on Form 8-K dated December 3, 2004.

10.17 Third Supplement to the Master Loan Agreement dated as Of November 30, 2004, between CoBank, ACB and Shenandoah Telecommunications Company filed as Exhibit 10.17 to the Company's Current Report on Form 8-K dated December 3, 2004.

10.18 Second Amendment to the Term Supplement to the Master Loan Agreement dated as Of November 30, 2004, between CoBank, ACB and Shenandoah Telecommunications Company filed as Exhibit 10.18 to the Company's Current Report on Form 8-K dated December 3, 2004.

10.19 Pledge Agreement dated November 30, 2004 between CoBank, ACB and Shenandoah Telecommunications Company filed as Exhibit 10.19 to the Company's Current Report on Form 8-K dated December 3, 2004.

10.20 Membership Interest Pledge Agreement dated November 30, 2004 between CoBank, ACB and Shenandoah Telecommunications Company filed as
            Exhibit 10.20 to the Company's Current Report on Form 8-K dated December 3, 2004.

10.21 Membership Interest Pledge Agreement dated November 30, 2004 between CoBank, ACB and Shentel Converged Services, Inc. filed as Exhibit
            10.21 to the Company's Current Report on Form 8-K dated December 3, 2004.

10.22 Interest Purchase Agreement dated November 30, 2004 by and among Shentel Converged Services, Inc., NTC Communications LLC and the Interest holders named therein filed as Exhibit 10.22 to the Company's Current Report on Form 8-K dated January 21, 2005.

10.23 Form of Incentive Stock Option Agreement under the 1996 Shenandoah Telecommunications Company Stock Incentive Plan (for routine formula grants) filed as Exhibit 10.23 to the Company's Current Report on Form 8-K dated January 21, 2005.

10.24 Forms of Incentive Stock Option Agreement under the 1996 Shenandoah Telecommunications Company Stock Incentive Plan (for newly hired executive employees) filed as Exhibit 10.24 to the Company's Current Report on Form 8-K dated January 21, 2005.

10.25 Description of the Shenandoah Telecommunications Company Incentive Plan filed as Exhibit 10.25 to the Company's Current Report on Form 8-K dated January 21, 2005.

*10.26      Description of Compensation of Non-Employee Directors.

*10.27      Description of Management Compensatory Plans and Arrangements.

*21         List of Subsidiaries.

*23.1       Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*31.1 Certification of President and Chief Executive Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*31.2 Certification of Executive Vice President and Chief Financial Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*32 Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. ss. 1350.

-----------
* Filed herewith.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

                               PART IV (Continued)

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SHENANDOAH TELECOMMUNICATIONS COMPANY

March 22, 2005                 By: /s/ CHRISTOPHER E. FRENCH
                                   Christopher E. French, President
                                   (Duly Authorized Officer)

                               PART IV (Continued)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/CHRISTOPHER E. FRENCH               President & Chief Executive Officer,
March 22, 2005                         Director (Principal Executive Officer)
Christopher E. French


/s/EARLE A. MACKENZIE                  Executive Vice President & Treasurer
March 22, 2005                         (Principal Financial Officer and
Earle A. MacKenzie                     Principal Accounting Officer)


/s/DOUGLAS C. ARTHUR                   Director
March 22, 2005
Douglas C. Arthur


/s/NOEL M. BORDEN                      Director
March 22, 2005
Noel M. Borden


/s/KEN L BURCH                         Director
March 22, 2005
Ken L. Burch


/s/GROVER M. HOLLER, JR.               Director
March 22, 2005
Grover M. Holler, Jr.


/s/DALE S. LAM                         Director
March 22, 2005
Dale S. Lam

/s/HAROLD MORRISON, JR.                Director
March 22, 2005
Harold Morrison, Jr.


/s/ZANE NEFF                           Director
March 22, 2005
Zane Neff


/s/JAMES E. ZERKEL II                  Director
March 22, 2005
James E. Zerkel II

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                                AND SUBSIDIARIES

               Index to the Consolidated 2004 Financial Statements

                                                                                                Page
Reports of Independent Registered Public Accounting Firm                                    F-2 through F-4

Consolidated Financial Statements

     Consolidated Balance Sheets as of December 31, 2004, 2003 and 2002                       F-5 and F-6
     Consolidated Statements of Income for the three years ended December 31, 2004            F-7 and F-8
     Consolidated Statements of Shareholders' Equity and Comprehensive Income
        for the three years ended December 31, 2004                                               F-9
     Consolidated Statements of Cash Flows for the three years ended December 31, 2004       F-10 and F-11
     Notes to Consolidated Financial Statements                                            F-12 through F-37

[LOGO] KPMG

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Shenandoah Telecommunications Company:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Shenandoah Telecommunications Company and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In conducting their evaluation of the effectiveness of internal control over financial reporting, the Company did not include the internal controls of NTC Communications, L.L.C. (NTC), which the Company acquired on November 30, 2004. The acquired entity constituted approximately 12% of the total consolidated assets of the Company as of December 31, 2004 and less than 1% of total consolidated revenues and total consolidated net income of the Company for the year then ended. Refer to Note 14 to the consolidated financial statements for a further discussion of the acquisition and its impact on the Company's consolidated financial statements. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of NTC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries, as of December 31, 2004, 2003, and 2002, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the years then ended, and our report dated March 21, 2005 expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP

Richmond, Virginia
March 21, 2005

[LOGO] KPMG

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Shenandoah Telecommunications Company:

We have audited the accompanying consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries (the Company), as of December 31, 2004, 2003, and 2002, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shenandoah Telecommunications Company and subsidiaries as of December 31, 2004, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations in 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 21, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP

Richmond, Virginia
March 21, 2005

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004, 2003 and 2002
in thousands

ASSETS (Note 5)                                                        2004          2003          2002
-------------------------------------------------------------------------------------------------------
Current Assets
      Cash and cash equivalents                                    $ 14,172      $ 28,696      $  2,209
      Accounts receivable, net (Notes 1 and 8)                        9,019         6,488         7,536
      Escrow receivable (Note 2)                                      5,000            --            --
      Income taxes receivable                                         2,341         1,526            12
      Materials and supplies                                          2,108         2,062         1,787
      Prepaid expenses and other                                      1,877         1,669         2,205
      Deferred income taxes (Note 6)                                     --           522         1,197
      Assets held for sale (Note 2)                                      --            --         5,548
                                                                   ------------------------------------
               Total current assets                                  34,517        40,963        20,494
                                                                   ------------------------------------

Securities and Investments (Notes 3 and 8)
      Available-for-sale securities                                     232           199           151
      Other investments                                               7,018         7,268         7,272
                                                                   ------------------------------------
               Total securities and investments                       7,250         7,467         7,423
                                                                   ------------------------------------

Property, Plant and Equipment
      Plant in service (Note 4)                                     227,004       197,431       184,069
      Plant under construction                                        3,319         2,261         5,209
                                                                   ------------------------------------
                                                                    230,323       199,692       189,278
      Less accumulated depreciation                                  74,071        72,006        57,126
                                                                   ------------------------------------
               Net property, plant and equipment                    156,252       127,686       132,152
                                                                   ------------------------------------

Other Assets
      Intangible assets, net (Note 1)                                 3,401            --            --
      Cost in excess of net assets of business acquired (Note 1)      8,863         3,313         3,313
      Deferred charges and other assets, net (Notes 1 and 2)            964         5,935           622
                                                                   ------------------------------------
               Net other assets                                      13,228         9,248         3,935
                                                                   ------------------------------------
               Total assets                                        $211,247      $185,364      $164,004
                                                                   ====================================

See accompanying notes to consolidated financial statements.

      (Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004, 2003 and 2002
in thousands

LIABILITIES AND SHAREHOLDERS' EQUITY                                               2004          2003           2002
--------------------------------------------------------------------------------------------------------------------
Current Liabilities
         Current maturities of long-term debt (Note 5)                         $  4,372      $  4,230      $   4,482
         Revolving line of credit (Note 5)                                           --            --          3,503
         Accounts payable (Note 7)                                                6,003         4,729          5,003
         Advanced billings and customer deposits                                  3,566         3,326          3,538
         Accrued compensation                                                     1,785         1,015          1,268
         Current deferred income taxes                                            1,453            --             --
         Accrued liabilities and other                                            4,667         2,496          1,564
         Current liabilities held for sale (Note 2)                                  --            --            542
                                                                               -------------------------------------

                                                                               -------------------------------------
                        Total current liabilities                                21,846        15,796         19,900
                                                                               -------------------------------------

Long-term debt, less current maturities (Note 5)                                 47,919        39,116         47,561
                                                                               -------------------------------------

Other Liabilities
         Deferred income taxes (Note 6)                                          24,826        20,819         15,859
         Pension and other (Note 9)                                               2,859         3,425          2,441
                                                                               -------------------------------------
                        Total other liabilities                                  27,685        24,244         18,300
                                                                               -------------------------------------

Minority Interests in discontinued operations (Note 2)                               --            --          1,666
                                                                               -------------------------------------

Commitments and Contingencies (Notes 2,3,5,6,7,9,12, and 13)

Shareholders' Equity (Notes 5 and 10)
         Common stock, no par value, authorized 16,000 shares; issued and outstanding 7,630 shares in 2004, 7,593
               shares in 2003, and 7,552 shares in 2002                           6,319         5,733          5,246
         Retained earnings                                                      107,413       100,449         71,335
         Accumulated other comprehensive income (loss) (Note 3)                      65            26             (4)
                                                                               -------------------------------------
               Total shareholders' equity                                       113,797       106,208         76,577
                                                                               -------------------------------------

               Total liabilities and shareholders' equity                      $211,247      $185,364      $ 164,004
                                                                               =====================================

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2004, 2003 and 2002 in thousands, except per share amounts

                                                                            2004            2003           2002
---------------------------------------------------------------------------------------------------------------
Operating revenues:
         Wireless  (Notes 7 and 8)                                     $  83,238       $  69,629       $ 57,613
         Wireline                                                         30,684          29,022         28,755
         Other                                                             7,052           6,966          6,352
                                                                       ----------------------------------------
                 Total operating revenues                                120,974         105,617         92,720
                                                                       ----------------------------------------

Operating expenses:
      Cost of goods and services, exclusive of depreciation and
             amortization shown separately below (Note 7)                 15,793          13,386         11,687
      Network operating costs, exclusive of depreciation and
             amortization shown separately below (Note 8)                 36,220          31,666         31,283
      Selling, general and administrative, exclusive of
      depreciation and amortization shown separately below (Note 7)       30,316          25,306         25,930
      Depreciation and amortization                                       19,020          16,631         14,482
                                                                       ----------------------------------------
                 Total operating expenses                                101,349          86,989         83,382
                                                                       ----------------------------------------
                 Operating income                                         19,625          18,628          9,338
                                                                       ----------------------------------------

Other income (expense):
      Interest expense                                                    (3,129)         (3,510)        (4,195)
      Net (loss) on investments (Note 3)                                    (206)           (443)       (10,004)
      Non-operating income (expense), net                                     31             390           (141)
                                                                       ----------------------------------------
                                                                          (3,304)         (3,563)       (14,340)
                                                                       ----------------------------------------
Income (loss) before income taxes, cumulative effect of a
     change in accounting and discontinued operations                     16,321          15,065         (5,002)

Income tax provision (benefit) (Note 6)                                    6,078           5,304         (2,109)
                                                                       ----------------------------------------
         Income (loss) from continuing operations                         10,243           9,761         (2,893)

Discontinued operations, net of income taxes  (Note 2)                        --          22,389          7,412
Cumulative effect of a change in accounting,
     net of income taxes (Note 1)                                             --             (76)            --
                                                                       ----------------------------------------
                 Net income                                            $  10,243       $  32,074       $  4,519
                                                                       ========================================

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2004, 2003 and 2002 in thousands, except per share amounts


Income (loss) per share:
     Basic Net income (loss) per share:
        Continuing operations                                    $ 1.35      $ 1.29       $(0.38)
        Discontinued operations                                      --        2.95         0.98
        Cumulative effect of a change in accounting, net of
             income taxes                                            --       (0.01)          --
                                                                 -------------------------------
                                                                 $ 1.35      $ 4.23       $ 0.60
                                                                 ===============================

        Weighted average shares outstanding, basic                7,611       7,577        7,542
                                                                 ===============================

     Diluted Net income (loss) per share:
        Continuing operations                                    $ 1.34      $ 1.28       $(0.38)
        Discontinued operations                                      --        2.94         0.98
        Cumulative effect of a change in accounting, net             --       (0.01)          --
                                                                 ------      ------       ------
                                                                 $ 1.34      $ 4.22       $ 0.60
                                                                 ===============================

        Weighted average shares, diluted                          7,657       7,608        7,542
                                                                 ===============================

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31, 2004, 2003 and 2002 in thousands, except per share amounts

                                                                                                 Accumulated
                                                                                                     Other
                                                                    Common         Retained      Comprehensive
                                                        Shares       Stock         Earnings      Income (loss)       Total
----------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2002                                7,530      $   4,950       $  69,610       $      42       $  74,602
     Comprehensive income:
        Net income                                         --             --           4,519              --           4,519
        Net unrealized change in
           securities available-for-sale, net
           of tax of $29                                   --             --              --             (46)            (46)
                                                                                                                   ---------
           Total comprehensive income                                                                                  4,473
                                                                                                                   ---------
     Dividends declared ($0.37 per share)                  --             --          (2,794)             --          (2,794)
     Common stock issued through
        exercise of incentive stock
        options and stock grants                           22            296              --              --             296
                                                     -----------------------------------------------------------------------

Balance, December 31, 2002                              7,552      $   5,246       $  71,335       $      (4)      $  76,577
     Comprehensive income:
        Net income                                         --             --          32,074              --          32,074
        Net unrealized change in
           securities available-for-sale, net
           of tax of $(18)                                 --             --              --              30              30
                                                                                                                   ---------
           Total comprehensive income                                                                                 32,104
                                                                                                                   ---------
     Dividends declared ($0.39 per share)                  --             --          (2,960)             --          (2,960)
     Common stock issued through
          exercise of incentive stock
          options                                          41            487              --              --             487
                                                     -----------------------------------------------------------------------

Balance, December 31, 2003                              7,593      $   5,733       $ 100,449       $      26       $ 106,208
     Comprehensive income
        Net income                                         --             --          10,243              --          10,243
        Net unrealized change in
           securities available-for-sale, net
           of tax of $(21)                                 --             --              --              39              39
                                                                                                                   ---------
           Total comprehensive income                                                                                 10,282
                                                                                                                   ---------
     Dividends declared ($0.43 per share)                  --             --          (3,279)             --          (3,279)
     Common stock issued through
           exercise of incentive stock
           options                                         37            586              --              --             586
                                                     -----------------------------------------------------------------------

     Balance, December 31, 2004                         7,630      $   6,319       $ 107,413       $      65       $ 113,797
                                                     =======================================================================

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002 in thousands

                                                                     2004           2003           2002
--------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
      Income (loss) from continuing operations                   $ 10,243       $  9,761       $ (2,893)
      Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation                                               18,976         16,612         14,476
        Amortization                                                   44             19              6
        Deferred income taxes                                       5,960          5,664            289
        Loss on disposal of assets                                  1,251            348            739
        Net (gain) loss on disposal of investments                   (144)             3          9,034
        Net  loss from patronage and equity
           investments                                                 33             52            393
        Other                                                        (777)           399            443
        Changes in assets and liabilities, exclusive of
           acquired business:
            (Increase) decrease in:
               Accounts receivable                                 (2,140)         1,069         (1,797)
               Materials and supplies                                  75           (275)         1,147
            Increase (decrease) in:
               Accounts payable                                      (172)          (275)         1,067

               Other prepaids, deferrals and accruals               1,067         (2,778)           120
                                                                 --------------------------------------

               Net cash provided by operating activities         $ 34,416       $ 30,599       $ 23,024
                                                                 --------------------------------------

Cash Flows From Investing Activities
      Purchase and construction of plant and equipment, net
         of retirements                                          $(34,095)      $(12,476)      $(22,612)
      Acquisition of business, net of cash acquired                (9,153)            --             --
      Purchase of investment securities                              (736)          (796)        (1,775)
      Proceeds from sale of equipment                                  39            109             77
      Proceeds from investment activities (Note 3)                    416            714          3,301
                                                                 --------------------------------------

               Net cash used in investing activities             $(43,529)      $(12,449)      $(21,009)
                                                                 --------------------------------------

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002 in thousands

                                                                  2004           2003          2002
----------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Proceeds from issuance of long-term debt                 $ 13,177       $     --       $    --
     Principal payments on long-term debt                      (15,895)        (8,697)       (4,393)
     Net proceeds from (payments of) lines of credit                --         (3,503)       (2,697)
     Dividends paid                                             (3,279)        (2,960)       (2,794)
     Proceeds from exercise of incentive stock options             586            487           296
                                                              -------------------------------------

                Net cash (used in) financing activities       $ (5,411)      $(14,673)      $(9,588)
                                                              -------------------------------------

Net cash provided by (used in) continuing operations          $(14,524)      $  3,477       $(7,573)
Net cash provided by discontinued operations                        --         23,010         7,745
                                                              -------------------------------------

                Net increase (decrease) in cash and cash
                equivalents                                   $(14,524)      $ 26,487       $   172

Cash and cash equivalents:
     Beginning                                                  28,696          2,209         2,037
                                                              -------------------------------------
     Ending                                                   $ 14,172       $ 28,696       $ 2,209
                                                              =====================================

Supplemental Disclosures of Cash Flow Information
     Cash payments for:
         Interest, net of capitalized interest of $30 in
         2004; $26 in 2003, and $93 in 2002                   $  3,112       $  3,577       $ 4,274
                                                              =====================================

         Income taxes                                         $    935       $ 15,569       $ 1,045
                                                              =====================================

Non-cash transactions:
     During 2002, the Company issued 4,654 shares of Company stock to employees valued at $0.1 million in recognition of the Company's 100th year anniversary.

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of business: Shenandoah Telecommunications Company and its subsidiaries (collectively, the "Company") provide telephone service, wireless personal communications service ("PCS") under the Sprint brand name, cable television, unregulated communications equipment sales and services, Internet access, and paging services. In addition, the Company leases towers and operates and maintains an interstate fiber optic network. Following its acquisition of NTC Communications LLC ("NTC") in November 2004 (Note 14), the Company provides local and long distance voice, cable television, internet and data services on an, at times, exclusive basis to multi-dwelling unit communities primarily located near colleges and universities in the southeastern United States. The Company's other operations are located in the four-state region surrounding the Northern Shenandoah Valley of Virginia. Pursuant to a management agreement with Sprint Communications Company and its related parties (collectively, "Sprint"), the Company is the exclusive PCS Affiliate of Sprint providing wireless mobility communications network products and services on the 1900 megahertz spectrum range in the geographic area extending from Altoona, Harrisburg and York, Pennsylvania, south through Western Maryland, and the panhandle of West Virginia, to Harrisonburg, Virginia. The Company is licensed to use the Sprint brand name in this territory, and operates its network under the Sprint radio spectrum license ( See Note 7). A summary of the Company's significant accounting policies follows:

Principles of consolidation: The consolidated financial statements include the accounts of all wholly owned subsidiaries and other entities where effective control is exercised. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates: Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Management reviews its estimates, including those related to recoverability and useful lives of assets as well as liabilities for income taxes and pension benefits. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those reported estimates.

Cash and cash equivalents: The Company considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times, these investments may be in excess of FDIC insurance limits. Cash equivalents were $14.1 million, $27.9 million, and $2.2 million at December 31, 2004, 2003 and 2002, respectively.

Accounts receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience and by industry and national economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances meeting specific criteria are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable are concentrated among customers within the Company's geographic service area and large telecommunications companies. The Company's allowance for uncollectable receivables related to continuing operations was $376 thousand, $477 thousand and $914 thousand at December 31, 2004, 2003 and 2002, respectively.

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

Property, plant and equipment: Property, plant and equipment is stated at cost. The Company capitalizes all costs associated with the purchase, deployment and installation of property, plant and equipment, including interest on major capital projects during the period of their construction. Expenditures, including those on leased assets, which extend the useful life or increase its utility, are capitalized. Maintenance expense is recognized when repairs are performed. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Depreciation and amortization is not included in the income statement line items "Costs of goods and services," "Network operating costs" or "Selling, general and administrative". Depreciation expense for continuing operations was approximately 8.9%, 8.7% and 8.6% of average depreciable assets for the years ended December 31, 2004, 2003 and 2002, respectively. Depreciation lives are assigned to assets based on their estimated useful lives in conjunction with industry and regulatory guidelines, where applicable. Such lives, while similar, may exceed the lives that would have been used if the Company did not operate certain segments of the business in a regulated environment. The Company takes technology changes into consideration as it assigns the estimated useful lives, and monitors the remaining useful lives of asset groups to reasonably match the remaining economic life with the useful life and makes adjustments when necessary. During the year ended December 31, 2004, the estimated useful lives of certain asset classes were decreased to reflect the remaining economic useful lives of their assets. As a result, the Company recorded a $0.5 million charge for the change in estimated useful lives.

In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The impact of the adoption of SFAS No. 143 was the recording of a capitalized asset retirement obligation of $158 thousand, the related accumulated depreciation of $32 thousand, the present value of the future removal obligation of $249 thousand, and the cumulative effect of the accounting change of $76 thousand after taxes recorded on the consolidated statements of income.

The Company records the retirement obligation on towers owned where there is a legal obligation to remove the tower and restore the site to its original condition, as required by certain operating leases and applicable zoning ordinances of certain jurisdictions, at the time the Company discontinues its use. The obligation was estimated based on the size of the tower. The Company's cost to remove the towers is amortized over the life of the tower. The pro forma liability on January 1, 2002 would have been $236 thousand, and was $249 thousand on December 31, 2002. On December 31, 2004 and 2003, the liability was $334 thousand and $300 thousand, respectively. Accretion and depreciation expense for the years ended December 31, 2004 and 2003 was approximately $20 and $8 thousand before taxes, respectively.

Cost in excess of net assets of business acquired and intangible assets: In June 2001, FASB issued SFAS No.142, "Goodwill and Other Intangible Assets," which eliminates amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairment of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosures of information about goodwill and other intangible assets. The provisions of SFAS No. 142 were required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in financial statements at that date. Goodwill and intangible assets are assessed annually for impairment and in interim periods if certain events occur indicating that the carrying value may be impaired. No impairment of goodwill or intangible assets was required to be recorded in the year ended December 31, 2004, 2003 or 2002. In the year ended December 31, 2004, $5.6 million of goodwill was recorded related to the NTC acquisition (Note 14). Goodwill is allocated to the reporting segment responsible for the acquisition that gave rise to the goodwill. The following presents the goodwill balance allocated by segment and changes in the balances for the year ended December 31, 2004:

                                                         Converged
                                             CATV        Services
                                            Segment       Segment         Total
                                           ------------------------------------
                                                       (in thousands)
      Balance as of December 31, 2003         3,313            --         3,313
      Acquisition (Note 14)                      --         5,550         5,550
                                           ------------------------------------
      Balance as of December 31, 2004         3,313         5,550         8,863
                                           ====================================

There were no changes in the goodwill balance for the years ended December 31, 2003 and 2002.

Acquired intangible assets consist of the following at December 31, 2004:

                              Useful        Gross
                               Life        Carrying      Accumulated
                             (Years)        Amount       Amortization     Net
                             ---------------------------------------------------
                                                      (in thousands)
      Business contracts         13.7      $  2,433      $    (15)      $  2,418
      Non-compete agreement         4           835           (17)           818
      Trade name                    5           168            (3)           165
                                           -------------------------------------
                                           $  3,436      $    (35)      $  3,401
                                           -------------------------------------

There were no acquired intangible assets at December 31, 2003 and 2002.

Amortization expense related to intangible assets was $35 thousand for the year ended December 31, 2004 and there was no intangible asset amortization expense for the years ended December 31, 2003 and 2002. Aggregate amortization expense for intangible assets for the periods shown will be as follows:

     December 31,                  Amount
----------------------------------------------
                               (in thousands)
         2005                          $ 422
         2006                            422
         2007                            422
         2008                            404
         2009                            209

Retirement plans: The Company maintains a noncontributory defined benefit plan covering substantially all employees. Pension benefits are based primarily on the employee's compensation and years of service. The Company's policy is to fund the maximum allowable contribution calculated under federal income tax regulations. During the year ended December 31, 2003, the Company adopted a Supplemental Executive Retirement Plan for selected employees. This is an unfunded plan and is maintained primarily for the purpose of providing additional retirement benefits for a select group of management employees. The Company also maintains a defined contribution plan under which substantially all employees may defer a portion of their earnings on a pretax basis, up to the allowable federal maximum. The Company may make matching and discretionary contributions to this plan. Neither of the funded retirement plans holds Company stock in the plan's portfolio.

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

Revenue recognition: The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable and collectibility is reasonably assured. Revenues are recognized by the Company based on the various types of transactions generating the revenue. For equipment sales, revenue is recognized when the sales transaction is complete. For services, revenue is recognized as the services are performed.

Beginning in the year ended December 31, 2000, coinciding with the inception of activation fees in its PCS segment, nonrefundable PCS activation fees and the portion of the activation costs deemed to be direct costs of acquiring new customers (primarily activation costs and credit analysis costs) were deferred and recognized ratably over the estimated life of the customer relationship of 30 months in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101. Effective July 1, 2003, the Company adopted Emerging Issues Task Force ("EITF") No. 00-21, "Accounting for Revenue Arrangements with Multiple Element Deliverables." The EITF guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. The adoption of EITF 00-21 has required evaluation of each arrangement entered into by the Company for each sales channel. The Company will continue to monitor arrangements with its sales channels to determine if any changes in revenue recognition would need to be made in the future. The adoption of EITF 00-21 has resulted in substantially all of the activation fee revenue generated from Company-owned retail stores and associated direct costs being recognized at the time the related wireless handset is sold and is classified as equipment revenue and cost of goods and services, respectively. Upon adoption of EITF 00-21, previously deferred revenues and costs will continue to be amortized over the remaining estimated life of a subscriber, not to exceed 30 months. Revenue and costs for activations at other retail locations will continue to be deferred and amortized over their estimated lives as prescribed by SAB 101, as amended by SAB 104. The adoption of EITF 00-21 had the effect of increasing equipment revenue by $68 thousand and increasing costs of activation by $23 thousand in the year ended December 31, 2003, which otherwise would have been deferred and amortized. The amounts of deferred revenue under SAB101, as amended by SAB 104, at December 31, 2004, 2003 and 2002 were $ 0.8 million, $1.2 million and $1.5 million, respectively. The deferred costs at December 31, 2004, 2003 and 2002 were $ 0.3 million, $0.4 million and $0.7 million, respectively.

Prior to January 1, 2004, with the exception of certain roaming and equipment sales revenues, the Company recorded its PCS revenues based on the revenues collected by Sprint, net of the 8% fee retained by Sprint. After the adoption of the Amended Agreement, effective January 1, 2004, the Company records its PCS revenues, with the exception of certain roaming and equipment sales revenues, based on the PCS revenues billed, as opposed to collected, by Sprint, net of the 8% fee retained by Sprint. The cash settlements received from Sprint are net of the 8% fee, customer credits, account write offs and other billing adjustments. The Amended Agreement only changes the timing of the Company's receipt of the cash settlements from Sprint and does not change the Company's recording of revenue.

Stock Option Plan: To account for its stock options granted under the Company Stock Incentive Plan (the "Plan"), the Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25 issued in March 2000. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123."

Grants of options under the Plan are accounted for following the APB Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized under the Plan for years prior to the grants in the year ended December 31, 2004. During the year ended December 31, 2004, the Company issued tandem awards of stock options and stock appreciation rights. The awards have been accounted for as stock appreciation rights and therefore the Company recorded a liability for the related expense since it is assumed the awards will be settled in cash. As a result of the tandem awards, the Company recognized compensation expense for the vested portion of the awards of $162 thousand for the year ended December 31, 2004. Had compensation expense been recorded for the options based on fair values of the awards at the grant date (the method prescribed in SFAS No. 123), reported net income and earnings per share would have been reduced to the pro forma amounts shown in the following table for the years ended December 31, 2004, 2003 and 2002:

                                                                2004            2003            2002
                                                          ------------------------------------------
Net Income                                                (in thousands, except per share amounts)
     As reported                                          $   10,243      $   32,074      $     4,519
     Add: Recorded stock based compensation expense
     included in reported net income, net of related
     income tax effects                                           --              --              --
     Deduct: Pro forma compensation expense, net of
     related income tax effects                                  143             185             212
     Pro forma                                                10,100          31,889           4,307

Earnings per share, basic and diluted
     As reported, basic                                   $     1.35      $     4.23      $     0.60
     As reported, diluted                                       1.34            4.22            0.60
     Pro forma, basic                                           1.33            4.21            0.57
     Pro forma, diluted                                         1.32            4.19            0.57

Earnings per share: Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income (loss) per share is computed by dividing the income
(loss) by the sum of the weighted average number of common shares outstanding and potential dilutive common shares determined using the treasury stock method. Because the Company reported a net loss from continuing operations in 2002, the diluted income (loss) per share is the same as basic income (loss) per share, since including any potentially dilutive securities would be antidilutive to the net loss per share from continuing operations. In the years ended December 31, 2004 and 2003, all options were dilutive. There were no adjustments to net income (loss) in the computation of diluted earnings per share for any of the years presented. The following tables show the computation of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002:

                                                                        2004           2003           2002
                                                                    --------------------------------------
Basic income (loss) per share                                       (in thousands, except per share amounts)
    Net income (loss) from continuing operations                    $ 10,243       $  9,761       $ (2,893)
                                                                    --------------------------------------
    Weighted average shares outstanding                                7,611          7,577          7,542
                                                                    --------------------------------------
Basic income (loss) per share - continuing operations               $   1.35       $   1.29       $  (0.38)
                                                                    ======================================

Effect of stock options outstanding:
Weighted average shares outstanding                                    7,611          7,577          7,542
Assumed exercise, at the strike price at the beginning of year           170            172             --
Assumed repurchase of options under treasury stock method               (124)          (141)            --
                                                                    --------------------------------------
Diluted weighted average shares                                        7,657          7,608          7,542
                                                                    --------------------------------------
Diluted income (loss) per share - continuing operations             $   1.34       $   1.28       $  (0.38)
                                                                    ======================================

Recently Issued Accounting Standards:

In March 2004, the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which provides new guidance for assessing impairment losses on debt and equity investments. EITF Issue No. 03-1 also includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective for the Company's year ended December 31, 2004. The Company will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released. During the fourth quarter of the year ended December 31, 2004, the Company recognized a $28 thousand impairment loss on NetIQ Corp. and as a result the Company does not have any unrealized losses or additional disclosures required by EITF issue No. 03-1at December 31, 2004.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 (R) replaces SFAS No. 123, and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." The approach in SFAS 123 (R) is similar to the approach described in SFAS No. 123, except that SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123 (R) will be effective for the Company beginning July 1, 2005. The Company is evaluating the impact of applying SFAS No. 123 (R) and does not believe the application will have a material impact on the Company's consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003),"Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005, except it must be applied in the fourth quarter of the year ended December 31, 2003 for any VIEs that are considered to be special purpose entities. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company does not have any investments in entities it believes are variable interest entities.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which was effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatory redeemable financial instruments. For certain mandatory redeemable financial instruments, the Statement will be effective for the Company on January 1,

2005. The effective date has been deferred indefinitely for certain other types of mandatory redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

In December 2003, the FASB issued Statement No. 132(R). Statement No. 132(R) is a revision of Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132(R) is effective for financial statements with fiscal years ending after December 15, 2003. SFAS 132(R) requires additional disclosures including information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. The objectives of the revisions are to provide qualitative information about the items in the financial statements, quantitative information about items recognized or disclosed in the financial statements, information that enables users of financial statements to assess the effect that pension plans and other postretirement benefit plans have on entities' results of operations, and information to facilitate assessments of future earnings and cash flows. With the exception of the 2004 adoption of the requirement to include estimated future benefit payments, the Company adopted this statement effective December 31, 2003, with disclosures included in Note 9.

Reclassifications: Certain amounts reported in the 2003 and 2002 financial statements have been reclassified to conform with the 2004 presentation, with no effect on net income or shareholders' equity, including the following reclassifications:

      o In 2004, the Company evaluated the income statement classification of wireless handset mail-in rebates in Company retail stores and determined the most appropriate treatment is to include the mail-in rebates as a reduction of wireless revenues. Prior to 2004, the Company recorded mail-in rebates in selling, general and administrative expenses. As a result of this change, both total operating revenues and selling, general and administrative expenses were decreased by mail-in rebate amounts of $0.2 million and $0.3 million for the years ended December 31, 2003 and 2002, respectively.

      o As a result of an amendment to the Management Agreement with Sprint in 2004, network support costs are bundled in a $7.25 per subscriber monthly charge. Prior to the amendment, network support costs were included in network operating costs. As a result of the amendment, network support costs are not separately identifiable and are therefore included in selling, general and administrate expenses as part of the per subscriber monthly charge in 2004. Approximately $1.8 million and $0.7 million was reclassified from network operating costs to selling, general and administrative expenses for the years ended December 31, 2003 and 2002, respectively, to conform with the 2004 presentation.

      o In 2004, for the purpose of classifying all wireless handset costs associated with national retailers in costs of goods and services, the Company recorded wireless handset rebates given to national retailers in costs of goods sold instead of selling, general and administrative expenses as was the practice in prior years. To conform to the 2004 presentation, $0.7 million for each of the prior years ended December 31, 2003 and 2002, was reclassified from selling, general and administrative expenses to cost of goods sold.

      o In 2004, the Company recorded costs associated with its Shentel Pages directory to cost of goods sold. To conform with the 2004 presentation, the Company reclassified $0.7 million for each of the years ended December 31, 2003 and 2002 from selling, general and administrative expenses to cost of goods sold.

Note 2. Discontinued Operations

In November 2002, the Company entered into an agreement to sell its 66% General Partner interest in the Virginia 10 RSA Limited Partnership (cellular operation) to Verizon Wireless for $37.0 million. The closing of the sale took place at the close of business on February 28, 2003. The total proceeds received were $38.7 million, including $5.0 million held in escrow, and a $1.7 million adjustment for estimated working capital at the time of closing. There was a post- closing adjustment based on the actual working capital balance as of the closing date, which resulted in a $39 thousand charge for the Company. The $5.0 million escrow was established for any contingencies and indemnification issues that would arise during the two-year post-closing period and is included in deferred charges and other assets in the consolidated balance sheet at December 31, 2003 and as an escrow receivable at December 31, 2004. In February 2005, the Company received the $5.0 million from the escrow agent. The Company's gain on the transaction was approximately $35 million. After the closing, the Company provided transition services to Verizon for a period of approximately three months for fees of approximately $40 thousand per month.

The assets and liabilities attributable to the cellular operation classified as held for sale in the consolidated balance sheets and consist of the following at December 31, 2002:

                                                                 2002
                                                         ------------
          Assets                                        (in thousands)
              Accounts receivable                        $      2,608
              Other current assets                                309
              Property, plant and equipment, (net)              2,631
                                                         ------------
          Total assets                                   $      5,548
                                                         ============

          Liabilities and minority interest
              Accounts payable and accrued expenses      $        381
              Deferred revenue and deposits                       161
              Minority interest                                 1,666
                                                         ------------
          Total liabilities and minority interest        $      2,208
                                                         ============

The operations of the cellular partnership, including the minority interest, have been reclassified as discontinued operations, net of taxes in the consolidated statements of income for all periods presented. Operating results and the sale of the discontinued operations are summarized as follows:

    (in thousands)                                     2003           2002
                                                   --------       --------
    Revenues                                       $  3,056       $ 20,895
    Operating expenses                                  453          3,618
    Other income                                         --              3
                                                   --------       --------
    Income before minority interest and taxes         2,603         17,280
    Minority interests                                 (773)        (5,200)
    Sale of partnership interest                     34,973             --
    Income taxes                                    (14,414)        (4,668)
                                                   --------       --------
    Net income from discontinued operations        $ 22,389       $  7,412
                                                   ========       ========

Note 3.  Securities and Investments

The Company has three classifications of investments: available for sale securities, investments carried at cost, and equity method investments. See Note 1 for definitions of each classification of investment. The following tables present the investments of the Company for the three-year period ended December 31, 2004.

Available-for-sale securities at December 31, 2004, 2003 and 2002 consist of the following:

                                         Gross         Gross
                                      Unrealized    Unrealized
                                        Holding       Holding         Fair
                            Cost         Gains         Losses         Value
                          --------------------------------------------------
                                           (in thousands)

2004
----------------------------------------------------------------------------
Deutsche Telekom, AG      $     85      $    101      $     --      $    186
NetIQ Corp.                     46            --            --            46
                          --------------------------------------------------
                          $    131      $    101      $     --      $    232
                          ==================================================

2003
----------------------------------------------------------------------------
Deutsche Telekom, AG      $     85      $     64      $     --      $    149
Other                           73            --            23            50
                          --------------------------------------------------
                          $    158      $     64      $     23      $    199
                          ==================================================

----------------------------------------------------------------------------
2002
----------------------------------------------------------------------------
Deutsche Telekom, AG      $     85      $     20      $     --      $    105
Other                           73            --            27            46
                          --------------------------------------------------
                          $    158      $     20      $     27      $    151
                          ==================================================

In the year ended December 31, 2002, the Company sold its holdings of VeriSign, Inc, for proceeds of $2.8 million and a realized loss of $9.0 million. The VeriSign stock was valued at $38 per share at December 31, 2001, and declined over the ensuing months to approximately $6 per share in early July 2002. The Company sold all of its holdings in the stock early in the third quarter of the year ended December 31, 2002. The Company's original investment in VeriSign's predecessor companies was approximately $1.0 million. Total proceeds from all sales of stock in VeriSign and its predecessor companies were $8.1 million, or more than eight times the original investment.

There were no gross realized gains on available-for-sale securities included in income in the year ended December 31, 2004, 2003 or 2002. Gross realized losses included in income in the years ended December 31, 2004, 2003 and 2002 were $28 thousand, $3 thousand and $9.0 million, respectively.

Changes in the unrealized gains (losses) on available-for-sale securities during the years ended December 31, 2004, 2003 and 2002 are reported as a separate component of shareholders' equity are as follows:

                                                                     2004          2003           2002
                                                                 -------------------------------------
Available-for-sale securities:                                              (in thousands)
Beginning Balance                                                $     41      $     (7)      $     68
Unrealized holding gains (losses) during the year, net                 32            48            (75)
Reclassification of recognized (gains) during the year, net            28            --             --
                                                                 -------------------------------------
                                                                      101            41             (7)
Deferred tax effect related to net unrealized gains                    36            15             (3)
                                                                 --------------------------------------
Ending Balance                                                   $     65      $     26       $     (4)
                                                                 =====================================

At December 31, 2004, 2003 and 2002, other investments, comprised of equity securities, which do not have readily determinable fair values, consist of the following:

                                                        2004        2003        2002
                                                      ------------------------------
Cost method:                                                   (in thousands)
      Rural Telephone Bank                            $  796      $  796      $  796
      NECA Services, Inc.                                500         500         500
      CoBank                                           1,486       1,321       1,126
      Other                                              151         182         241
                                                      ------------------------------
                                                       2,933       2,799       2,663
                                                      ------------------------------
Equity method:
      South Atlantic Venture Fund III L.P.                52          89         263
      South Atlantic Private Equity Fund IV L.P.         513         541         707
      Dolphin Communications Parallel Fund, L.P.         190         184         273
      Dolphin Communications Fund II, L.P.             1,870       1,290       1,024
      Burton Partnership                               1,252       1,149         988
      NTC Communications LLC (Note 14)                    --         971       1,089
      Virginia Independent Telephone Alliance            173         228         248
      ValleyNet                                           35          17          17
                                                      ------------------------------
                                                       4,085       4,469       4,609
                                                      ------------------------------
         Total investments                            $7,018      $7,268      $7,272
                                                      ==============================

The Company's investment in CoBank increased $165 thousand, $195 thousand and $358 thousand in the years ended December 31, 2004, 2003 and 2002, respectively, due to the ongoing patronage earned from the outstanding investment and loan balances the Company has with CoBank.

In the year ended December 31, 2004, the Company received distributions from its equity investments totaling $378 thousand in cash and invested $736 thousand in two equity investments, Dolphin Communications Parallel Fund, LP and Dolphin Communications Fund II, LP. These two investments recorded a net gain of approximately $42 thousand in the year ended December 31, 2004. Other equity investments had a net loss of $75 thousand in the year ended December 31, 2004.

The Company was committed to invest an additional $1.1 million at December 31, 2004 in various equity method investees pursuant to capital calls from the fund managers. It is not practicable to estimate the fair value of the other investments due to their limited market and restricted nature of their transferability.

The Company's ownership interests in Virginia Independent Telephone Alliance and ValleyNet at December 31, 2004 were approximately 22% and 20%, respectively. The Company purchases services from Virginia Independent Telephone Alliance and ValleyNet at rates comparable to those charged to other customers. Other equity method investees are investment limited partnerships, in each of which the Company had an ownership interest of approximately 2% at December 31, 2004.

Note 4.  Plant in Service

Plant in service consists of the following at December 31, 2004, 2003 and 2002:

                               Estimated
                              Useful Lives       2004       2003        2002
                             ---------------------------------------------------
                                                        (in thousands)
Land                                          $     802  $      802  $       792
Buildings and structures      15 - 40 years      36,626      30,956       28,949
Cable and wire                15 - 40 years      61,674      51,041       49,495
Equipment and software       3 - 16.6 years     127,902     114,632      104,833
                                              ----------------------------------
                                              $ 227,004  $  197,431  $   184,069
                                              ==================================

Note 5.  Long-Term Debt and Revolving Lines of Credit

Total debt consists of the following at December 31, 2004, 2003 and 2002:

                                                      Weighted
                                                      Average
                                                   Interest Rate      2004       2003       2002
                                                  ------------------------------------------------
                                                                            (in thousands)
Rural Telephone Bank ("RTB")            Fixed          6.02%        $   5,120  $  5,599  $  10,645
Rural Utilities Service ("RUS")         Fixed          5.00%              142       149        159
CoBank (term loan)                      Fixed          7.56%           33,652    37,398     41,039
CoBank  revolving credit facility      Variable        3.66%           13,177        --         --
RUS Development Loan                               Interest free          200       200        200
                                                                    ------------------------------
                                                                       52,291    43,346     52,043
Current maturities                                                      4,372     4,230      4,482
                                                                    ------------------------------
        Total long-term debt                                        $  47,919  $ 39,116  $  47,561
                                                                    ==============================

CoBank 1-year revolver                 Variable   2.79% - 5.03%     $      --  $     --  $   3,200
SunTrust Bank revolver                 Variable   2.05% - 2.53%     $      --  $     --  $     303
                                                                    ==============================

On November 30, 2004, the Company amended the terms of its Master Loan Agreement with CoBank, ACB to provide for a $15 million revolving reducing credit facility. Under the terms of the amended credit facility, the Company can borrow up to $15 million for use in connection with the acquisition of NTC Communications LLC and other corporate purposes. The revolving credit facility has a 12 year term with quarterly payments beginning June 2006. Borrowings under the facility have an adjustable rate, less patronage credits, that can be converted to a fixed rate at the Company's option. The loan is secured by a pledge of the stock of all of the subsidiaries of the Company as well as all of the outstanding membership interests in NTC.

The RTB loans are payable $67 thousand monthly, including interest. RUS loans are payable $4 thousand quarterly, including interest. The RUS and RTB loan facilities have maturities through 2019. The CoBank term facility requires monthly payments of $580 thousand, including interest. The final maturity of the CoBank term loan is in 2013.

The Company has a $0.5 million revolving credit facility with SunTrust Bank that the Company uses to fund short-term liquidity variations due to the timing of customer receipts and vendor payments for services. This facility matures on May 31, 2005, and is priced at the 30-day LIBOR rate plus 1.25%. The Company has not borrowed on this facility. The long-term debt is secured by a pledge of the stock of the Company's subsidiaries. The CoBank term loan is $33.7 million, all of which is at fixed rates ranging from approximately 3.7% to 8.0%. The stated rate excludes patronage credits that are received from CoBank. These patronage credits are a distribution of profits of CoBank, which is a cooperative required to distribute its profits to its members. During the first quarter in each of the reported years, the Company received patronage credits of approximately 81 basis points on its outstanding CoBank debt balance. The Company accrued a similar amount in the year ended December 31, 2004, in anticipation of the early 2005 distribution of the credits by CoBank.

The Company is required to meet financial covenants measured at the end of each quarter, based on a trailing 12-month basis and calculated on continuing operations. At December 31, 2004, the covenant calculations were as follows; the ratio of total debt to operating cash flow, which must be 2.5 or lower, was 1.4. The equity to total assets ratio, which must be 35% or higher, was 53.9%. The ratio of operating cash flow to scheduled debt service, which must exceed 2.0, was 5.1. The Company was in compliance with all other covenants related to its debt agreements at December 31, 2004.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2004 are as follows:

                         Year                 Amount
                         ----              -------------
                                           (in thousands)
                         2005              $       4,372
                         2006                      5,203
                         2007                      5,939
                         2008                      6,114
                         2009                      6,303
                      Later years                 24,360
                                           -------------
                                           $      52,291
                                           =============

The estimated fair value of fixed rate debt instruments as of December 31, 2004, 2003 and 2002 was $49.3 million, $42.6 million and $51.1 million, respectively, determined by discounting the future cash flows of each instrument at rates offered for similar debt instruments of comparable maturities as of the respective year-end dates.

All other financial instruments presented on the consolidated balance sheets approximate fair value. They include cash and cash equivalents, receivables, investments, payables, and accrued liabilities.

Note 6.  Income Taxes

Total income taxes for the years ended December 31, 2004, 2003 and 2002 were allocated as follows:

                                                                    2004        2003          2002
                                                                ------------------------------------
                                                                           (in thousands)
Income tax provision (benefit) from continuing operations       $     6,078   $   5,304   $  (2,109)
Income taxes on discontinued operations                                  --      14,414       4,668
Income tax from cumulative effect of an accounting change                --         (47)         --
Accumulated other comprehensive income for unrealized
   holding gains (losses) on equity securities                           21          18         (29)
                                                                -----------------------------------
                                                                $     6,099   $  19,689   $   2,530
                                                                ===================================

The Company and its subsidiaries file income tax returns in several jurisdictions. The provision for the federal and state income taxes attributable to income (loss) from continuing operations consists of the following components:

                                                                        Years Ended December 31,
                                                               -------------------------------------------
                                                                    2004           2003           2002
                                                               -------------------------------------------
                                                                              (in thousands)
     Current provision (benefit)
                    Federal taxes                              $       (323)  $        762   $     (2,076)
                    State taxes                                         442            147           (212)
                                                               -------------------------------------------
                    Total current provision (benefit)                   119            909         (2,288)
     Deferred provision (benefit)
                    Federal taxes                                     5,528          4,091            592
                    State taxes                                         431            304           (413)

                                                               -------------------------------------------
                    Total deferred provision                          5,959          4,395            179
                                                               -------------------------------------------
        Income tax provision (benefit)                         $      6,078   $      5,304   $     (2,109)
                                                               ===========================================

A reconciliation of income taxes determined by applying the Federal and state tax rates to income (loss) from continuing operations is as follows for the years ended December 2004, 2003 and 2002:

                                                                        Years Ended December 31,
                                                              --------------------------------------------
                                                                     2004           2003           2002
                                                              --------------------------------------------
                                                                             (in thousands)
Computed "expected" tax expense                                $     5,548     $    5,122     $    (1,701)
State income taxes, net of federal tax effect                          576            298            (460)
Other, net                                                             (46)          (116)             52
                                                              --------------------------------------------
        Income tax provision (benefit)                         $     6,078    $     5,304    $     (2,109)
                                                              ============================================

Net deferred tax assets and liabilities consist of the following at December 31, 2004, 2003 and 2002:

                                                                 2004           2003         2002
                                                             ---------------------------------------
Deferred tax assets:                                                      (in thousands)
     Allowance for doubtful accounts                         $        129    $       192   $     370
     Accrued compensation costs                                        61             --         181
     State net operating loss carryforwards, net of federal
     tax                                                            1,583          1,569       1,425
     Recognized investment losses including impairments                --             --         593
     Deferred revenues                                                212            304         338
     AMT credits                                                       --             --         285
     Accrued pension costs                                            175            476         395
     Other, net                                                       128             81          23
                                                             ---------------------------------------
          Total gross deferred tax assets                           2,288          2,622       3,610
     Less valuation allowance                                        (728)          (864)      (704)
                                                             ---------------------------------------
          Net deferred tax assets                                   1,560          1,758       2,906
                                                             ------------------------------- -------

Deferred tax liabilities:

     Plant-in-service                                              25,844         20,058      17,568
     Escrowed gain on sale of discontinued operations               1,859          1,859          --
     Unrealized gain on investments                                    38             15          --
     Gain on investments, net                                          98            123          --
                                                             ---------------------------------------
          Total gross deferred tax liabilities                     27,839         22,055      17,568
                                                             ---------------------------------------
     Net deferred tax liabilities                            $     26,279   $     20,297   $  14,662
                                                             =======================================

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it more likely than not that the Company will realize the benefits of the deductible differences that are not reserved by the valuation allowance, which decreased by $136 thousand, to $728 thousand in the year ended December 31, 2004 from $864 thousand in the year ended December 31, 2003. The Company has generated net operating loss carryforwards of approximately $26.1 million from its PCS operations in several states. The carry forwards expire at varying dates beginning in the year ending December 31, 2005.

Note 7.  Significant Contractual Relationship

In 1999, the Company executed a Management Agreement (the "Agreement") with Sprint whereby the Company committed to construct and operate a PCS network using CDMA air interface technology, replacing an earlier PCS network based on GSM technology. Under the Agreement, the Company is the exclusive PCS Affiliate of Sprint providing wireless mobility communications network products and services on the 1900 MHz band in its territory which extends from Altoona, York and Harrisburg, Pennsylvania, and south along the Interstate 81 corridor through Western Maryland, the panhandle of West Virginia, to Harrisonburg, Virginia. The Company is authorized to use the Sprint brand name in its territory, and operate its network under the Sprint radio spectrum license. As an exclusive PCS Affiliate of Sprint, the Company has the exclusive right to build, own and maintain its portion of Sprint's nationwide PCS network, in the aforementioned areas, to Sprint's specifications. The initial term of the Agreement is for 20 years and is automatically renewable for three 10-year options, unless terminated by either party under provisions outlined in the Agreement.

Under the Sprint agreements, Sprint provides the Company significant support services such as customer service, billing, collections, long distance, national network operations support, inventory logistics support, use of the Sprint brand names, national advertising, national distribution and product development. In addition, the Company derives substantial travel revenue and incurs substantial travel expenses when Sprint and Sprint's PCS Affiliate partners' subscribers incur minutes of use in the Company's territory and when the Company's subscribers incur minutes of use in Sprint and Sprint's PCS Affiliate partners' territories. These transactions are recorded as travel revenue, network operating cost and travel cost, cost of equipment and selling and marketing expense in the Company's consolidated statements of income. Cost of service related to access to the nationwide network, including travel transactions and long distance expenses, are recorded in network operating costs. The costs of services such as billing, collections and customer service are included in selling, general and administrative costs. Cost of equipment transactions between the Company and Sprint relate to inventory purchased and subsidized costs of handsets. These costs also include transactions related to subsidized costs on handsets and commissions paid to Sprint for sales of handsets through Sprint's national distribution programs.

Historically, Sprint determined charges for services provided at the beginning of each calendar year. Sprint calculated the costs to provide these services for its network partners and required a final settlement against the charges actually paid. If the costs to provide these services were less than the amounts paid by Sprint's network partners, Sprint issued a credit for these amounts. If the costs to provide the services were more that the amounts paid by Sprint's network partners, Sprint charged the network partners for these amounts. For the years presented, the Company recorded the actual costs, after the adjustments, which were recorded for these services provided by Sprint.

The wireless market is characterized by significant risks as a result of rapid changes in technology, increasing competition and the cost associated with the build-out and enhancement of Sprint's nationwide digital wireless network. Sprint provides back-office and other services including travel clearing-house functions, to the Company. For periods before January 1, 2004, there was no prescribed formula defined in the agreements with Sprint for the calculation of the fee charged to the Company for these services. Sprint adjusted these fees at least annually. This situation changed with the execution of an amendment to the Agreement which occurred on January 31, 2004, retroactive to January 1, 2004 (the "Amended Agreement"). By simplifying the formulas used and fixing certain fees, the Amended Agreement provides greater certainty to the Company for certain future expenses and revenues during the term of the agreement that expires on December 31, 2006 and simplifies the methods used to settle revenue and expenses between the Company and Sprint.

The Company entered into an amendment to the Amended Agreement with Sprint on May 24, 2004 (the "May 2004 Amendment"). Under the terms of the May 2004 Amendment, the Company has agreed to participate in all new and renewed reseller agreements signed through December 31, 2006. In addition, the Company signed an agreement to participate in all existing Sprint reseller arrangements applicable to the Company's service area. In consideration for this participation, the Company received a reduction in the monthly fee per subscriber paid to Sprint for back office services and certain network services.

The Company's PCS subsidiary is dependent upon Sprint's ability to execute certain functions such as billing, customer care, collections and other operating activities under the Company's agreements with Sprint. Due to the high degree of integration within many of the Sprint systems, and the Company's dependency on these systems, in many cases it would be difficult for the Company to perform these services in-house or to outsource the services to another provider. If Sprint was unable to perform any such service, the change could result in increased operating expenses and have an adverse impact on the Company's operating results and cash flow. In addition, the Company's ability to attract and maintain a sufficient customer base is critical to generating positive cash flow from operations and ultimately profitability for its PCS operation. Changes in technology, increased competition, or economic conditions in the wireless industry or the economy in general, individually and/or collectively, could have an adverse effect on the Company's financial position and results of operations.

Prior to January 1, 2004, with the exception of certain roaming and equipment sales revenues, the Company recorded its PCS revenues based on the revenues collected by Sprint, net of the 8% fee retained by Sprint. After the adoption of the Amended Agreement, effective January 1, 2004, the Company records its PCS revenues, with the exception of certain roaming and equipment sales revenues, based on the PCS revenues billed, as opposed to collected, by Sprint, net of the 8% fee retained by Sprint. The cash settlements received from Sprint are net of the 8% fee, customer credits, account write offs and other billing adjustments. The Amended Agreement only changes the timing of the Company's receipt of the cash settlements from Sprint and does not change the Company's recording of revenue.

The Company receives and pays travel fees for inter-market usage of the network by Sprint wireless subscribers not homed in a market in which they may use the service. Sprint and its PCS Affiliates pay the Company for the use of its network by their wireless subscribers, while the Company pays Sprint and its PCS Affiliates reciprocal fees for Company subscribers using other segments of the network not operated by the Company. The rates paid on inter-market travel were reduced to $0.10 per minute as of January 1, 2002. The $0.10 rate was in effect for the full year ended December 31, 2002. The travel rate for the years ended December 31, 2004 and 2003 was $0.058 per minute and will remain at this rate through December 31, 2006.

In connection with execution of the Amended Agreement, the Company and Sprint resolved several outstanding issues. The result of the resolution of these disputes was a favorable adjustment to revenue of $0.4 million for the settlement of a dispute related to inter-market travel revenue generated by certain other affiliate subscribers traveling in the Company's market. Additionally, there was a reduction to previously billed disputed software maintenance fees of $0.3 million that resulted from a re-allocation of the fees from Sprint on a per subscriber basis versus the prior allocation which was on a per switch basis.

The Sprint agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements. The Company was in compliance in all material respects with these requirements as of December 31, 2004.

On December 15, 2004, Sprint and Nextel Communications, Inc. announced that they entered into a definitive agreement to merge. The impact of this transaction on the Company's PCS operation is uncertain as of the date of this report.

Note 8.  Related Party Transactions

ValleyNet, an equity method investee of the Company, resells capacity on the Company's fiber network under an operating lease agreement. Facility lease revenue from ValleyNet was approximately $2.7 million, $3.1 million and $3.5 million in the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, 2003 and 2002, the Company had accounts receivable from ValleyNet of approximately $0.3 million, $0.4 million and $0.4 million, respectively. The Company's PCS operating subsidiary leases capacity through ValleyNet fiber facilities. Payment for usage of these facilities was $0.8 million, $0.8 million and $1.2 million in the years ended December 31, 2004, 2003 and 2002 respectively.

Virginia Independent Telephone Alliance, an equity method investee of the Company, provides SS7 signaling services to the Company. These transactions are recorded as expense on the Company's books and were less than $30 thousand in each of the years ended December 31, 2004, 2003 and 2002.

Two current directors of the Company, along with their family members, collectively held 2.1% of the outstanding membership units of NTC which were acquired by the Company on November 30, 2004 when the Company purchased the remaining 83.9% of NTC that it did not already own. See Note 14 for additional information about the purchase of NTC.

Note 9.  Retirement Plans

The Company maintains a noncontributory defined benefit pension plan and a separate defined contribution plan. The following table presents the defined benefit plan's funded status and amounts recognized in the Company's consolidated balance sheets.

                                                    2004           2003              2002
                                                -----------------------------------------
Change in benefit obligation:                               (in thousands)
  Benefit obligation, beginning                 $ 11,650       $  9,585       $     8,538
      Service cost                                   604            486               420
      Interest cost                                  691            615               591
      Actuarial (gain) loss                          910          1,211               252
      Benefits paid                                 (261)          (247)             (216)
                                                -----------------------------------------
  Benefit obligation, ending                      13,594         11,650             9,585
                                                -----------------------------------------

Change in plan assets:
  Fair value of plan assets, beginning             7,853          6,705             7,375
      Actual return on plan assets                 1,154            948              (794)
      Benefits paid                                 (261)          (247)             (216)
      Contributions made                           1,971            447               340
                                                -----------------------------------------
  Fair value of plan assets, ending               10,717          7,853             6,705
                                                -----------------------------------------

Funded status                                     (2,876)        (3,797)           (2,880)
Unrecognized net (gain) loss                       2,501          2,229             1,505
Unrecognized prior service cost                      220            252               283
Unrecognized net transition asset                     --             (9)              (38)
                                                -----------------------------------------
Accrued benefit cost                            $   (155)      $ (1,325)      $    (1,130)
                                                =========================================

Components of net periodic benefit costs:
      Service cost                              $    604       $    486       $       420
      Interest cost                                  691            615               591
      Expected return on plan assets                (579)          (494)             (582)
      Amortization of prior service costs             31             31                31
      Amortization of net loss                        62             32                --
      Amortization of net transition asset            (9)           (29)              (29)
                                                -----------------------------------------
Net periodic benefit cost                       $    800       $    641       $       431
                                                =========================================

The accumulated benefit obligation for the qualified retirement plan was $9,115, $7,872 and $6,551 at December 31, 2004, 2003 and 2002, respectively.

Weighted average assumptions used by the Company in the determination of benefit obligations at December 31, 2004, 2003 and 2002 were as follows:

                                               2004      2003       2002
                                             -----------------------------
Discount rate                                  5.75%     6.00%      6.50%
Rate of increase in compensation levels        4.50%     4.50%      4.50%

Weighted average assumptions used by the Company in the determination of net pension cost for the years ended December 31, 2004, 2003, and 2002 were as follows:


                                                    2004      2003      2002
                                                   ----------------------------
Discount Rate                                       6.00%     6.50%     7.00%
Rate of increase in compensation level              4.50%     4.50%     5.00%
Expected long-term rate of return on plan assets    7.50%     7.50%     8.00%

The Company's pension plan asset allocations based on market value at December 31, 2004 and 2003, by asset category were as follows:

         Asset Category                                   2004        2003
                                                        -------------------
         Equity securities                                64.9%       69.8%
         Debt securities                                  20.5%       26.6%
         Cash and cash equivalents                        14.6%        3.6%
                                                        -------------------
                                                           100%      100.0%
                                                        ===================

The following benefits payments, which reflect expected future service, as appropriate, are expected to be paid by the plan as follows:

      Year Ending           Amount
---------------------------------------
                        (in thousands)
         2005              $     279
         2006                    277
         2007                    271
         2008                    275
         2009                    275
      2010 - 2014              2,658
                           ---------
                           $   4,035
                           =========

Investment Policy

The investment policy of the Company's Pension Plan is for assets to be invested in a manner consistent with the fiduciary standards of the Employee Retirement Income Security Act of 1974, as amended. This investment policy is to preserve capital, which includes the investment objectives of inflationary protection and protection of the principal amounts contributed to the Pension Plan. Of lesser importance is the consistency of growth, which will tend to minimize the annual fluctuations in the normal cost. It is anticipated that growth of the fund will result from both capital appreciation and the re-investment of current income.

Contributions

The Company expects to contribute $0.5 million to the noncontributory defined benefit plan in 2005 and contributed $2.0 million in the year ended December 31, 2004 and $0.4 million in the year ended December 31, 2003

The Company's matching contributions to the defined contribution plan were approximately $254 thousand, $228 thousand and $210 thousand for the years ended December 31, 2004, 2003 and 2002, respectively.

In May 2003, the Company adopted an unfunded nonqualified Supplemental Executive Retirement Plan (the "SERP") for named executives. The plan was established to provide retirement benefits in addition to those provided under the Retirement Plan that covers all employees. The following table presents the actuarial information for the SERP at December 31, 2004 and 2003.

                                                   2004           2003
                                               -----------------------
Change in benefit obligation:                       (in thousands)
  Benefit obligation, beginning                $    869       $     --
      Service cost                                  113             22
      Interest cost                                  52             23
      Actuarial loss                                201            278
      Plan adoption                                  --            546
                                               -----------------------
  Benefit obligation, ending                      1,235            869
                                               -----------------------

Funded status                                  $ (1,235)      $   (869)
Unrecognized net loss                               465            278
Additional minimum liability                       (387)          (380)
Intangible asset                                    387            380
Unrecognized prior service cost                     485            521
                                               -----------------------
Accrued benefit cost                               (285)           (70)
                                               -----------------------

Components of net periodic benefit costs:
      Service cost                             $    113       $     22
      Interest cost                                  52             23
      Amortization of prior service costs            36             25
      Amortization of net loss                       14             --
                                               -----------------------
Net periodic benefit cost                      $    215       $     70
                                               =======================

Assumptions used by the Company in the determination of benefit obligations for the SERP consisted of the following at December 31, 2004 and 2003:

                                                             2004     2003
                                                          -----------------
Discount rate                                               5.75%     6.00%
Rate of increase in compensation levels                     4.50%     4.50%

The following benefits payments, which reflect expected future service, as appropriate, are expected to be paid for the SERP:

      Year Ending           Amount
---------------------------------------
                        (in thousands)
         2005              $    --
         2006                   --
         2007                   --
         2008                   --
         2009                    1
      2010 - 2014               87
                           -------
                           $    88
                           =======

Note 10.  Stock Incentive Plan

The Company maintains a shareholder-approved Company Stock Incentive Plan (the "Plan"), providing for the grant of incentive compensation to essentially all employees in the form of stock options. The Plan authorizes grants of options to purchase up to 480,000 shares of common stock over a ten-year period beginning in 1996. The option price for all grants has been at the current market price at the time of the grant. Grants generally provide that one-half of the options vest and become exercisable on each of the first and second anniversaries of the grant date, with the options expiring on the fifth anniversary of the grant date. In the year ended December 31, 2003, the Company also issued a grant pursuant to which the options are vested over a five-year period beginning on the third anniversary of the grant date. The participant may exercise 20% of the total grant after each anniversary date from the third through the seventh year, with the options expiring on the tenth anniversary of the grant date. In the year ended December 31, 2004, the Company also made grants pursuant to which the options are vested over a four-year period beginning on the third anniversary of the grant date. The participants may exercise 25% of the total grant after each anniversary date from the third through the sixth year, with the options expiring on the seventh anniversary of the grant date.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                   2004           2003          2002
                             -----------------------------------------------
Dividend rate                      1.77%     1.68% to 2.35%     1.52%
Risk-free interest rate            2.74%     3.00% to 3.18%     4.24%
Expected lives of options        5 years      5 to 10 years    5 years
Price volatility                  49.68%     38.83% to 51.02%   30.03%

In the year ended December 31, 2004, the Company issued tandem awards of stock options and stock appreciation rights. Because the employee has the choice of receiving cash or shares of stock, this plan results in the Company recording a liability, which will be adjusted each period to reflect the current stock price. If employees subsequently choose to receive shares of stock rather than cash, the liability is settled by issuing stock.

A summary of the status of the Plan at December 31, 2004, 2003 and 2002 and changes during the years ended on those dates is as follows:

                                                   Weighted Average
                                                    Grant Price Per         Fair Value
                                    Shares               Share               Per Share
                                 --------------------------------------------------------
Outstanding January 1, 2002         138,054             $ 13.51

      Granted                        47,646               17.59         $      4.08
      Cancelled                     (19,758)              13.95
      Exercised                     (16,238)              11.27
                                  ---------
Outstanding December 31, 2002       149,704               14.99

      Granted                        75,396               18.89            4.24 to 11.37
      Cancelled                     (11,892)              16.62
      Exercised                     (40,988)              11.89
                                  ---------
Outstanding December 31, 2003       172,220               16.92

      Granted                       108,178               24.56                9.66
      Cancelled                      (4,368)              12.66
      Exercised                     (37,219)              15.80
                                  ---------
Outstanding December 31, 2004       238,811               20.97
                                  =========

There were options for 88,626, 85,670 and 91,658 shares exercisable at December 31, 2004, 2003 and 2002, at weighted average exercise prices per share of $17.13, $15.94, and $13.70, respectively. For the tandem awards issued in the year ended December 31, 2004, there were 308 shares cancelled and no shares exercised during the year ended December 31, 2004. During the year ended December 31, 2002, the Company issued 4,654 shares of common stock to employees valued at $100 thousand in recognition of the Company's 100th year anniversary. The following table summarizes information about stock options outstanding at December 31, 2004:

               Exercise            Shares      Option Life            Shares
                Prices          Outstanding     Remaining          Exercisable
           ---------------------------------------------------------------------
  2000       $      17.19          10,737           1 years           10,737
  2001              15.79          25,242           2 years           25,242
  2002              17.59          30,332           3 years           30,332
  2003        17.98-22.01          64,630      4 to 9 years           22,315
  2004        23.00-26.46         107,870      5 to 7 years               --

Note 11.  Major Customers

The Company has one major customer and relationship that is a significant source of revenue. In the year ended December 31, 2004, as during the past number of years, the Company's relationship with Sprint continued to increase, due to growth in the PCS business segment. Approximately 63.5% of total operating revenues in the year ended December 31, 2004, 61.3% of total operating revenues in the year ended December 31, 2003, and 57.7% of total operating revenues in the year ended December 31, 2002 were generated by or through Sprint and its customers using the Company's portion of Sprint's nationwide PCS network. No other customer relationship generated more than 2.5% of the Company's total operating revenues for the year ended December 31, 2004, 2003 or 2002.

Note 12.   Shareholder Rights Plan

The Board of Directors adopted a Shareholder Rights Plan in 1998, whereby, under certain circumstances, holders of each right (granted in 1998 at one right per share of outstanding common stock) will be entitled to purchase $80 worth of the Company's common stock for $40. The rights are neither exercisable nor traded separately from the Company's common stock. The rights are only exercisable if a person or group becomes or attempts to become, the beneficial owner of 15% or more of the Company's common stock. Under the terms of the Shareholder Rights Plan, such a person or group would not be entitled to the benefits of the rights.

Note 13.  Lease Commitments

The Company leases land, buildings and tower space under various non-cancelable agreements, which expire between the years ending December 31, 2005 and 2043 and require various minimum annual rental payments. The leases generally contain certain renewal options for periods ranging from 5 to 20 years.

Future minimum lease payments under non-cancelable operating leases with initial variable lease terms in excess of one year as of December 31, 2004 are as follows:

                    Year Ending            Amount
                 ----------------------------------------
                                        (in thousands)
                       2005             $     4,416
                       2006                   3,729
                       2007                   3,041
                       2008                   2,552
                       2009                   1,732
                  2010 and beyond             1,842
                                        -----------
                                        $    17,312
                                        ===========

The Company's total rent expense from continuing operations for each of the previous three years was $4.4 million in the year ended December 31, 2004, $4.4 million in the year ended December 31, 2003, and $3.4 million in the year ended December 31, 2002.

As lessor, the Company has leased buildings, tower space and telecommunications equipment to other entities under various non-cancelable agreements, which require various minimum annual payments. The total minimum rental receipts at December 31, 2004 are as follows:

                 Year Ending            Amount
             --------------------------------------
                                    (in thousands)
                     2005             $    2,944
                     2006                  1,837
                     2007                  1,469
                     2008                    882
                     2009                    402
               2010 and beyond               463
                                      ----------
                                      $    7,997
                                      ==========

Note 14. Acquisitions

On November 30, 2004, the Company purchased the 83.9% of NTC that it did not currently own for $10 million, of which $1 million is held in escrow for payment of specified potential liabilities, and the assumption of NTC's existing debt and other liabilities. The results of NTC's operations have been included in the consolidated financial statements since that date. NTC provides local and long distance voice, cable television, internet and data services on an, at times, exclusive basis to multi-dwelling unit communities primarily located near colleges and universities.

The Company recorded the purchase of NTC as a step acquisition, and as a result, the step-up in basis of the net assets was limited to 83.9% of the fair market value. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

                                                                    At November
                                                                      30, 2004
                                                                    -----------
Current Assets                                                      $     1,532
Property and Equipment                                                   14,736
Intangible Assets                                                         3,436
Goodwill                                                                  5,550
                                                                    -----------
Total assets acquired                                                    25,254
                                                                    -----------
Current liabilities                                                      (3,103)
Long-term debt                                                          (11,838)
                                                                    -----------
Total liabilities assumed                                               (14,941)
Pre-acquisition ownership                                                  (718)
                                                                    -----------
Net assets acquired                                                 $     9,595
                                                                    ===========

The $3.4 million of acquired intangible assets has a weighted-average useful life of approximately 11 years. The intangible assets that make up that amount include business contracts of $2.4 million (useful life of 13.7 years), trade name of $168 thousand (useful life of 5.0 years) and a non-compete agreement of $835 thousand (useful life of 4.0 years). The $5.6 million of goodwill was assigned to the Shentel Converged Services segment. The goodwill recorded in the acquisition is deductible for income tax purposes.

The table below reflects the unaudited pro forma results of the Company and NTC for the years ended December 31, 2004 and 2003 and as if the acquisition had taken place at the beginning of the respective calendar year (in thousands):

                                                           2004            2003
                                                       --------       ---------
Operating revenue                                      $129,864       $ 112,542
Income from continuing operations                         9,370           9,286
Discontinued operations, net of income taxes                 --          22,389
Cumulative effect of a change in accounting,
     net of income taxes                                     --             (76)
Net income                                             $  9,370       $  31,599
Diluted net income per share                           $   1.22       $    4.15

The pro forma adjustments include amortization of the acquired intangible assets, depreciation of the incremental fair value of the acquired fixed assets, interest expense and income taxes.

Note 15. Segment Reporting

The Company, as a holding company with various operating subsidiaries, has identified eleven reporting segments based on the activities of the holding company and the products and services each subsidiary provides. Each segment is managed and evaluated separately because of differing technologies and marketing strategies.

The reporting segments and the nature of their activities are as follows:

Shenandoah Telecommunications Company (Holding)   Invests, in both affiliated
                                                  and non-affiliated companies.

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

Shenandoah Long Distance Company (Long Distance)  Provides long distance services on a resale basis.

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

Shentel Converged Services, Inc.                  Provides local and long
                                                  distance voice, cable
                                                  television, internet and data
                                                  services on an, at times,
                                                  exclusive basis to
                                                  multi-dwelling unit
                                                  communities throughout the
                                                  southeastern United States.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Each segment accounts for inter-segment sales and transfers as if the sales or transfers were to outside parties.

Income (loss) recognized from equity method nonaffiliated investees by segment is as follows:

                                                     Consolidated
                  Year        Holding    Telephone      Totals
               ---------------------------------------------------
                                                (in thousands)
                  2004        $ (179)     $  148       $    (31)
                  2003          (441)         65           (376)
                  2002          (822)         45           (777)

Selected financial data for each segment is as follows:

                                                 PCS          Telco      Shen Tel          CATV       Mobile
                                            ----------------------------------------------------------------
Operating revenues - external:
(in thousands)

      2004                                  $ 80,165     $   23,740     $   6,718     $   4,377     $  3,073
      2003                                    66,788         22,729         6,897         4,433        2,840
      2002                                    55,214         22,461         6,312         4,358        2,399
                                            ================================================================

Operating revenues - internal:
      2004                                  $      1      $   3,635     $     457     $      31     $  1,298
      2003                                         1          3,062           307            24        1,238
      2002                                        --          2,888           349             5        1,661
                                            ================================================================

Depreciation and amortization:
      2004                                  $ 11,915     $    4,633     $     532     $     888     $    611
      2003                                    10,246          4,279           410           777          599
      2002                                     8,617          3,798           414           718          581
                                            ================================================================

Operating income (loss):
      2004                                  $  7,286     $   10,767     $     781     $     308     $  2,208
      2003                                     2,916         11,927         1,469           890        1,347
      2002                                    (5,294)        11,908           776         1,145        1,224
                                            ================================================================

Non-operating income less expenses:
      2004                                  $   (884)    $      103     $      --     $     (83)    $     57
      2003                                       (76)          (151)            9           (31)         (13)
      2002                                       (91)          (474)          (93)          (23)           5
                                            ================================================================

Interest expense:
      2004                                  $  1,626      $     305     $     202     $     288     $    254
      2003                                     2,920            443           171           514           26
      2002                                     3,693            662           165           583            6
                                            ================================================================

Income tax expense (benefit) from continuing operations:

      2004                                  $  1,884     $    3,858     $     208     $     (23)    $    786
      2003                                      (411)         4,268           501           146          377
      2002                                    (3,660)         3,237           191           198          790
                                            ================================================================

Income (loss) from continuing operations:
      2004                                  $  2,892     $    6,707     $     371     $     (40)    $  1,225
      2003                                       331          7,064           805           200          724
      2002                                    (5,416)         7,536           327           341        (734)
                                            ================================================================

Income from discontinued operations, net of taxes:
      2004                                  $     --      $      --     $      --     $      --     $     --
      2003                                        --             12            --            --       22,389
      2002                                        --             72            --             2        7,468
                                            ================================================================

Net income (loss) including cumulative effect

      2004                                  $  2,892      $   6,707     $     371     $     (40)    $  1,225
      2003                                       331          7,076           805           200       23,037
      2002                                    (5,416)         7,608           327           343        6,734
                                            ================================================================

Total assets:
      2004                                  $ 81,090     $   59,507     $  10,636    $    9,970     $ 17,335
      2003                                    68,773         57,533         6,721        10,340       18,396
      2002                                    71,256         59,554         6,255        10,961       17,482
                                         ====================================================================

               Long      Converged                       Shen
             Distance    Services       Network          Comm         Leasing
             -----------------------------------------------------------------
Operating revenues - external:

    2004      $1,430      $    736       $    664      $     64       $      7
    2003       1,116            --            744            56             14
    2002       1,101            --            835            20             20
              ================================================================

Operating revenues - internal:
    2004      $1,323      $     --       $    180      $     --       $     --
    2003         228            --            151            --             --
    2002         643            --            110            --             --
              ================================================================

Depreciation and amortization:
    2004      $   --      $    232       $    113      $      1       $     --
    2003          --                          124            --             --
    2002          --                          158            --             --
              ================================================================

Operating income (loss):
    2004      $  273      $   (167)      $    567      $   (229)      $     (6)
    2002         407            --            624           (23)             4
    2002         695            --            641           (49)            11
              ================================================================

Non-operating income less expenses:
    2004      $    7      $     --       $     11      $     --       $      2
    2003           4            --              4             1              1
    2002           4            --             10             8              1
              ================================================================

Interest expense:
    2004      $   --      $     19       $     --      $      1       $     --
    2003          --            --             --            --             --
    2002          --            --             --            --             --
              ================================================================

Income tax expense (benefit) from continuing operations:
    2004      $  104      $    (69)      $    219      $    (85)      $     (2)
    2003         157            --            242            (7)             2
    2002         259            --            249           (15)             5
              ================================================================

Income (loss) from continuing operations:
    2004      $  176      $   (117)      $    359      $   (145)      $     (2)
    2003         255            --            386           (14)             3
    2002         441            --            401           (26)             8
              ================================================================

Income from discontinued operations, net of taxes:
    2004      $   --      $     --       $     --      $     --       $     --
    2003          --            --             --            --             --
    2002          --            --             --            --             --
              ================================================================

Net income (loss) including cumulative effect
    2004      $  176      $   (117)      $    359      $   (145)      $     (2)
    2003         255            --            386           (14)             3
    2002         441            --            401           (26)             8
              ================================================================

Total assets:
    2004      $  380      $ 24,423       $  2,117      $     93       $     60
    2003         808            --          1,557            78            188
    2002         343            --          1,084           115            187
              ================================================================

                              Combined       Eliminating    Consolidated
                 Holding       Totals          Entries         Totals
              ----------------------------------------------------------
Operating revenues - external:

    2004      $      --       $ 120,974       $      --       $ 120,974
    2003             --         105,617              --         105,617
    2002             --          92,720              --          92,720
              =========================================================

Operating revenues - internal:
    2004      $      --       $   6,925       $  (6,925)      $      --
    2003             --           5,011          (5,011)             --
    2002             --           5,656          (5,656)
              =========================================================

Depreciation and amortization:
    2004      $      95       $  19,020       $      --       $  19,020
    2003            196          16,631              --          16,631
    2002            196          14,482              --          14,482
              =========================================================

Operating income (loss):
    2004      $  (2,163)      $  19,625       $      --       $  19,625
    2003           (726)         18,835            (207)         18,628
    2002           (555)         10,502          (1,164)          9,338
              =========================================================

Non-operating income less expenses:
    2004      $   2,982       $   2,195       $  (2,370)      $    (175)
    2003          4,275           4,023          (3,633)            390
    2002          4,966           4,313          (4,454)           (141)
              =========================================================

Interest expense:
    2004      $   2,804       $   5,499       $  (2,370)      $   3,129
    2003          3,070           7,144          (3,634)          3,510
    2002          3,540           8,649          (4,454)          4,195
              =========================================================

Income tax expense (benefit) from continuing operations:
    2004      $    (802)      $   6,078       $      --       $   6,078
    2003             29           5,304              --           5,304
    2002         (3,363)         (2,109)             --          (2,109)
              =========================================================

Income (loss) from continuing operations:
    2004      $  (1,183)      $  10,243       $      --       $  10,243
    2003              7           9,761              --           9,761
    2002         (5,771)         (2,893)             --          (2,893)
              =========================================================

Income from discontinued operations, net of taxes:
    2004      $      --       $      --       $      --       $      --
    2003             --          22,401             (12)         22,389
    2002             --           7,542            (130)          7,412
              =========================================================

Net income (loss) including cumulative effect
    2004      $  (1,183)      $  10,243       $      --       $  10,243
    2003              7          32,086             (12)         32,074
    2002         (5,771)          4,649            (130)          4,519
              =========================================================

Total assets:
    2004      $ 152,002       $ 357,613       $(146,366)      $ 211,247
    2003        141,658         306,052        (120,688)        185,364
    2002        112,765         280,002        (115,998)        164,004
              =========================================================

Note 16.  Quarterly Results (unaudited)

The following table shows selected quarterly results for the Company. (in thousands except for per share data)

For the year ended December 31, 2004         First        Second         Third         Fourth           Total
                                          -------------------------------------------------------------------
Revenues                                  $ 27,719       $29,852      $ 31,103       $ 32,300       $ 120,974
Operating income                             4,284         5,026         6,471          3,844          19,625
Income from
 Continuing operations                       2,313         2,880         3,111          1,939          10,243
Net income                                $  2,313       $ 2,880      $  3,111       $  1,939       $  10,243

Income per share -
   Continuing operations-diluted              0.30          0.38          0.41           0.25            1.34
Net income per share - basic              $   0.30       $  0.38      $   0.41       $   0.25       $    1.35
Net income per share - diluted                0.30          0.38          0.41           0.25            1.34


For the year ended December 31, 2003         First        Second         Third         Fourth           Total
                                          -------------------------------------------------------------------
Revenues                                  $ 24,947       $24,844      $ 27,583       $ 28,243       $ 105,617
Operating income                             4,150         2,402         4,977          7,099          18,628
Income from
 Continuing operations                       1,931         1,044         2,717          4,069           9,761
Income from Discontinued
   operations, net of taxes                 22,628            --           (23)          (216)         22,389
Cumulative effect of change in
     accounting                                (76)           --            --             --             (76)
Net income (a)                            $ 24,483       $ 1,044      $  2,694       $  3,853       $  32,074

Income per share -
   Continuing operations -diluted         $   0.26          0.14          0.36           0.53            1.28
   Discontinued operations -diluted           2.98            --            --          (0.03)           2.94

Cumulative effect of change in
    accounting - diluted                     (0.01)           --            --             --           (0.01)

Net income per share - basic              $   3.24       $  0.14      $   0.36       $   0.51       $    4.23
Net income per share - diluted                3.23          0.14          0.35           0.50            4.22

(a) Fourth quarter results of 2003 include favorable adjustments to revenue and expenses totaling $2.5 million, related to reconciliations of management's estimates and settlements of disputes with Sprint and a $0.4 million benefit related to a change in vacation benefit accrual for employees.

Note 17. Subsequent Events

In February 2005, the Company received $5.0 million held in escrow from the closing of the Virginia 10 RSA Limited Partnership sale to Verizon Wireless. See
Note 2 for information about the sale. At December 31, 2004, the $5 million held in escrow is included as an escrow receivable on the accompanying balance sheet.

Exhibits Index

Exhibit
Number      Exhibit Description
------      -------------------

3.1 Amended and Restated Articles of Incorporation of Shenandoah Telecommunications Company filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-21733) and incorporated herein by reference.

3.2         Shenandoah Telecommunications Company Bylaws, as amended, filed as
            Exhibit 3.2 to the Company's Report on Form 10-K for the year ended December 31, 2003.

4.1 Rights Agreement, dated as of February 8, 1998 between the Company and Crestar Bank incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated February 9, 1998).

4.2 Shenandoah Telecommunications Company Dividend Reinvestment Plan filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 333-74297) and incorporated herein by reference.

*4.3 Specimen representing the Common Stock, no par value, of Shenandoah Telecommunications Company

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

10.3 Settlement Agreement and Mutual Release dated as of January 30, 2004 by and among Sprint Spectrum L.P., Sprint Communications Company L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P. and Shenandoah Personal Communications Company and Shenandoah Telecommunications Company, dated January 30, 2004 filed as Exhibit 10.3 to the Company's Report on Form 10-K for the year ended December 31, 2003

10.4 Sprint PCS Management Agreement dated as of November 5, 1999 by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.4 to the Company's Report on Form 10-K for the year ended December 31, 2003.

10.5 Sprint PCS Services Agreement dated as of November 5, 1999 by and between Sprint Spectrum L.P. and Shenandoah Personal Communications Company filed as Exhibit 10.5 to the Company's Report on Form 10-K for the year ended December 31, 2003.

10.6 Sprint Trademark and Service Mark License Agreement dated as of November 5, 1999 by and between Sprint Communications Company, L.P. and Shenandoah Personal Communications Company filed as Exhibit 10.6 to the Company's Report on Form 10-K for the year ended December 31, 2003.

10.7 Sprint Spectrum Trademark and Service Mark License Agreement dated as of November 5, 1999 by and between Sprint Spectrum L.P. and Shenandoah Personal Communications

            Company filed as Exhibit 10.7 to the Company's Report on Form 10-K for the year ended December 31, 2003.

10.8 Addendum I to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.8 to the Company's Report on Form 10-K for the year ended December 31, 2003.

10.9 Asset Purchase Agreement dated November 5, 1999 by and among Sprint Spectrum L.P., Sprint Spectrum Equipment Company, L. P., Sprint Spectrum Realty Company, L.P., and Shenandoah Personal Communications Company, serving as Exhibit A to Addendum I to the Sprint PCS Management Agreement and as Exhibit 2.6 to the Sprint PCS Management Agreement filed as Exhibit 10.9 to the Company's Report on Form 10-K for the year ended December 31, 2003.

10.10 Addendum II dated August 31, 2000 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.10 to the Company's Report on Form 10-K for the year ended December 31, 2003.

10.11 Addendum III dated September 26, 2001 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.11 to the Company's Report on Form 10-K for the year ended December 31, 2003.

10.12 Addendum IV dated May 22, 2003 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.12 to the Company's Report on Form 10-K for the year ended December 31, 2003.

10.13 Addendum V dated January 30, 2004 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.13 to the Company's Report on Form 10-K for the year ended December 31, 2003.

10.14 Supplemental Executive Retirement Plan filed as Exhibit 10.14 to the Company's Report on Form 10-K for the year ended December 31, 2003.

10.15 Addendum VI dated May 24, 2004 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.15 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 2004.

10.16 Second Amended and Restated Master Loan Agreement, dated as of November 30, 2004, by and between CoBank, ACB and Shenandoah Telecommunications Company filed as Exhibit 10.16 to the Company's Current Report on Form 8-K dated December 3, 2004.

10.17 Third Supplement to the Master Loan Agreement dated as Of November 30, 2004, between CoBank, ACB and Shenandoah Telecommunications Company filed as Exhibit 10.17 to the Company's Current Report on Form 8-K dated December 3, 2004.

10.18 Second Amendment to the Term Supplement to the Master Loan Agreement dated as Of November 30, 2004, between CoBank, ACB and Shenandoah Telecommunications

            Company filed as Exhibit 10.18 to the Company's Current Report on Form 8-K dated December 3, 2004.

10.19 Pledge Agreement dated November 30, 2004 between CoBank, ACB and Shenandoah Telecommunications Company filed as Exhibit 10.19 to the Company's Current Report on Form 8-K dated December 3, 2004.

10.20 Membership Interest Pledge Agreement dated November 30, 2004 between CoBank, ACB and Shenandoah Telecommunications Company filed as
            Exhibit 10.20 to the Company's Current Report on Form 8-K dated December 3, 2004.

10.21 Membership Interest Pledge Agreement dated November 30, 2004 between CoBank, ACB and Shentel Converged Services, Inc. filed as Exhibit
            10.21 to the Company's Current Report on Form 8-K dated December 3, 2004.

10.22 Interest Purchase Agreement dated November 30, 2004 by and among Shentel Converged Services, Inc., NTC Communications LLC and the Interest holders named therein filed as Exhibit 10.22 to the Company's Current Report on Form 8-K dated January 21, 2005.

10.23 Form of Incentive Stock Option Agreement under the 1996 Shenandoah Telecommunications Company Stock Incentive Plan (for routine formula grants) filed as Exhibit 10.23 to the Company's Current Report on Form 8-K dated January 21, 2005.

10.24 Forms of Incentive Stock Option Agreement under the 1996 Shenandoah Telecommunications Company Stock Incentive Plan (for newly hired executive employees) filed as Exhibit 10.24 to the Company's Current Report on Form 8-K dated January 21, 2005.

10.25 Description of the Shenandoah Telecommunications Company Incentive Plan filed as Exhibit 10.25 to the Company's Current Report on Form 8-K dated January 21, 2005.

*10.26      Description of Compensation of Non-Employee Directors.

*10.27      Description of Management Compensatory Plans and Arrangements.

*21         List of Subsidiaries.

*23.1       Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*31.1 Certification of President and Chief Executive Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*31.2 Certification of Executive Vice President and Chief Financial Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*32 Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. ss. 1350.

-----------
* Filed herewith