Form 10-Q
period 2005-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2005-05-09
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

 For the transition period from ____________________ to_________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES |_|NO

Indicate by check mark whether the registration is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |X| YES |_|NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at April 25, 2005
--------------------------                      -----------------------------
Common Stock, No Par Value                               7,647,084 Shares

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                                      INDEX

                                                                            Page
                                                                           Numbers
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets
             March 31, 2005 and December 31, 2004                             3-4

         Unaudited Condensed Consolidated Statements of Income for the
             Three Months Ended March 31, 2005 and 2004                       5

         Unaudited Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2005 and 2004                       6

         Unaudited Condensed Consolidated Statements of
             Shareholders' Equity and Comprehensive Income
             for the Three Months Ended March 31, 2005 and the
             Year Ended December 31, 2004                                     7

         Notes to Unaudited Condensed Consolidated
             Financial Statements                                             8-12

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    13-22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           22-23

Item 4.  Controls and Procedures                                              23-24

PART II. OTHER INFORMATION

Item 6.  Exhibits                                                             24

         Signatures                                                           25

         Exhibit Index                                                        26

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                           March 31,     December 31,
Assets                                                        2005           2004
                                                         -------------   -------------
Current Assets
  Cash and cash equivalents                              $      23,551   $      14,172
  Accounts receivable, net                                       8,752           9,019
  Escrow receivable                                                 --           5,000
  Income tax receivable                                             --           2,341
  Materials and supplies                                         2,160           2,108
  Current deferred tax asset                                       423              --
  Prepaid expenses and other                                     2,094           1,877
                                                         -------------   -------------
Total current assets                                            36,980          34,517

Securities and investments
  Available-for-sale securities                                    201             232
  Other investments                                              6,948           7,018
                                                         -------------   -------------
Total securities and investments                                 7,149           7,250

Property, plant and equipment, net                             155,074         156,252

Other Assets
Intangible assets, net                                           3,296           3,401
Cost in excess of net assets of business acquired                8,863           8,863
Deferred charges and other assets, net                             953             964
                                                         -------------   -------------
Net other assets                                                13,112          13,228
                                                         -------------   -------------
Total Assets                                             $     212,315   $     211,247
                                                         =============   =============

                                   (continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)

                                               March 31,     December 31,
Liabilities and Shareholders' Equity             2005            2004
                                             -------------   -------------

Current Liabilities
  Current maturities of long-term debt       $       4,410   $       4,372
  Accounts payable                                   5,920           6,003
  Advance billings and deposits                      3,530           3,566
  Income tax payable                                 1,133              --
  Current deferred taxes                                --           1,453
  Other current liabilities                          6,077           6,452
                                             -------------   -------------
Total current liabilities                           21,070          21,846

Long-term debt, less current maturities             46,801          47,919

Other Liabilities
  Deferred income taxes                             24,641          24,826
  Pension and other                                  3,375           2,859
                                             -------------   -------------
Total other liabilities                             28,016          27,685

Shareholders' Equity
  Common stock                                       6,574           6,319
  Retained earnings                                109,808         107,413
  Accumulated other comprehensive income                46              65
                                             -------------   -------------
Total shareholders' equity                         116,428         113,797

                                             -------------   -------------
Total Liabilities and Shareholders' Equity   $     212,315   $     211,247
                                             =============   =============

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                           Three Months Ended
(in thousands, except per share data)                          March 31,
                                                           2005          2004
                                                         ----------------------
Operating Revenues
  Wireless                                               $ 22,578      $ 18,863
  Wireline                                                  9,206         7,149
  Other revenues                                            2,616         1,707
                                                         ----------------------
  Total revenues                                           34,400        27,719

Operating Expenses
  Cost of goods and services (Note 3)                       5,478         3,726
  Network operating costs (Note 3)                          9,807         8,311
  Depreciation and amortization (Note 3)                    5,049         4,337
  Selling, general and administrative (Note 3)              9,449         7,061
                                                         ----------------------
Total operating expense                                    29,783        23,435
                                                         ----------------------
Operating Income                                            4,617         4,284

Other Income (expense):
    Non-operating income (expense), net                       305           224
    Gain (loss) on investments, net                          (280)          (18)
    Interest expense                                         (854)         (797)
                                                         ----------------------

Income before income taxes                                  3,788         3,693
Income tax provision                                       (1,393)       (1,380)
                                                         ----------------------
Net income                                               $  2,395      $  2,313
                                                         ======================

Net income per share, basic                              $   0.31      $   0.30
                                                         ======================
Net income per share, diluted                            $   0.31      $   0.30
                                                         ======================
Weighted average shares outstanding, basic                  7,638         7,600
                                                         ======================
Weighted average shares, diluted                            7,680         7,646
                                                         ======================

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                             2005        2004
                                                           --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                               $  2,395    $  2,313
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                             5,296       4,334
     Amortization                                               126           3
   Deferred income taxes                                     (2,050)         22
   Gain on investments                                          (75)         --
   Loss (income) from patronage and equity investments          260         (34)
   Loss on disposal of assets                                    21          79
   Other                                                        507         303
  Changes in assets and liabilities:
   (Increase) decrease in:
        Accounts receivable                                     267        (486)
        Materials and supplies                                  (52)        203
   Increase (decrease) in:
        Accounts payable                                        (82)        275
        Other prepaids, deferrals and accruals                7,845        (108)
                                                           --------------------
Net cash provided by operating activities                   (14,458)      6,904

Cash Flows from Investing Activities
  Purchase and construction of plant and equipment, net
  of retirements                                             (4,195)     (1,621)
  Purchases of investment securities                           (139)        (56)
  Proceeds from investment activities                            24          96
  Proceeds from sale of equipment                                56          15
                                                           --------------------
Net cash used in investing activities                        (4,254)     (1,566)

Cash Flows from Financing Activities
  Principal payments on long-term debt                       (1,080)     (1,045)
  Proceeds from exercise of incentive stock options             255         149
                                                           --------------------
Net cash used in financing activities                          (825)       (896)
                                                           --------------------
Net increase in cash and cash equivalents                     9,379       4,442

Cash and Cash Equivalents
  Beginning                                                  14,172      28,696
                                                           --------------------
  Ending                                                   $ 23,551    $ 33,138
                                                           ====================

Cash paid for:
         Interest paid                                     $    835    $    799
         Income taxes (net of refunds)                     $     --    $    410

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands)

                                                                                Accumulated
                                                                                   Other
                                                          Common     Retained   Comprehensive
                                              Shares       Stock     Earnings   Income (Loss)    Total
                                            ------------------------------------------------------------
Balance, December 31, 2003                       7,593   $   5,733   $ 100,449    $      26    $ 106,208

  Comprehensive income:
   Net income                                       --          --      10,243           --       10,243
   Net unrealized change in
      securities available-for-sale,
      net of tax of $ (21)                          --          --          --           39           39
                                                                                               ---------
        Total comprehensive income                                                                10,282
                                                                                               ---------

 Dividends declared ($ 0.43 per share)              --          --      (3,279)          --       (3,279)
  Common stock issued through the
      exercise of stock options
      and stock grants                              37         586          --           --          586
                                            ------------------------------------------------------------
Balance, December 31, 2004                       7,630   $   6,319   $ 107,413    $      65    $ 113,797

 Comprehensive income:
   Net income                                       --          --       2,395           --        2,395
   Net unrealized change in securities
     available-for-sale, net of tax of $12          --          --          --          (19)         (19)
                                                                                               ---------
        Total comprehensive income                                                                 2,376

Common stock issued through the
      exercise of stock options                     15         255          --           --          255
                                            ------------------------------------------------------------
Balance, March 31, 2005                          7,645   $   6,574   $ 109,808    $      46    $ 116,428
                                            ============================================================

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The interim condensed consolidated financial statements of Shenandoah Telecommunications Company and Subsidiaries (collectively, the "Company") are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein. All such adjustments were of a normal and recurring nature. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The balance sheet information at December 31, 2004 was derived from the audited December 31, 2004 consolidated balance sheet.

2. Operating revenues and income from operations for any interim period are not necessarily indicative of results that may be expected for the entire year.

3. In connection with the adoption of a new affiliates agreement which was approved by the Virginia State Corporation Commission effective January 1, 2005, and pursuant to assignment and assumption agreements between Shentel Management Company and Shenandoah Telephone Company, and the Company's other subsidiaries, effective January 1, 2005, all employees and certain assets and liabilities of these subsidiaries have been transferred to Shentel Management Company which will be the entity through which all shared services and shared assets will be provided to all existing and future affiliates of the Company.

Effective January 1, 2005, the Company implemented a new methodology for allocating all shared services and shared assets of the Company. FAS 131, "Disclosures about Segments of an Enterprise and Related Information" requires the Company to restate previously reported segment information following a change in the composition of an enterprise's segment information unless it is impractical to do so. Further, if the Company is unable to restate previously reported segment information, the Company is required to provide current-period segment information on both the old and new bases of segmentation in the year in which the change occurs unless it is impracticable to do so. Due to the nature of the change in allocation methodology, and the process to derive the allocation of shared costs, management has determined that it would be impractical to restate prior year segment information or calculate the allocation using both the old and new methods.

As a result of the new allocation methodology, for the three months ended March 31, 2005, approximately $0.3 million of depreciation expense was allocated to the income statement line items: costs of goods and services, network operating costs and selling, general and administrative expenses resulting in total depreciation and amortization expense of $5.0 million reported for the first quarter of 2005. Had the Company not implemented a new allocation methodology for the first quarter of 2005, the depreciation and amortization income statement line item would have totaled approximately $5.3 million.

4. To account for its stock options granted under the Company Stock Incentive Plan (the "Plan"), the Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 issued in March 2000. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123.

Grants of options under the Plan are accounted for in accordance with APB Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized under the Plan for years prior to the grants made in the year ended December 31, 2004 since all such options were granted with an exercise price equal to the market price at the date of the grant. During the year ended December 31, 2004, the Company issued tandem awards of stock options and stock appreciation rights. The awards have been accounted for as stock appreciation rights and therefore the Company recorded a liability for the related expense since it is assumed the awards will be settled in cash. On March 18, 2005, the Company issued tandem awards of stock options and stock appreciation rights with a net-share settlement feature. The cash-settlement feature has been eliminated for the 2005 option grant, However, due to the net-share feature there may be compensation expense recorded in the future. Had compensation expense been recorded for the options based on fair values of the awards at the grant date (the method prescribed in SFAS No. 123), reported net income and earnings per share would have been reduced to the pro forma amounts shown in the following table for the three months ended March 31:

(in thousands, except                                      Three Months Ended
per share amounts)                                               March 31,
Net Income                                                   2005        2004
                                                           -------     -------
     As reported                                           $ 2,395     $ 2,313
      Add: Recorded stock based compensation
     expense included in reported net income, net
     of related income tax effects.                        -------     -------

     Deduct: Pro forma compensation expense, net
     of related income tax effects.                             74          19
                                                           -------     -------
     Pro forma                                             $ 2,321     $ 2,294

Earnings per share, basic and diluted
     As reported, basic                                    $  0.31     $  0.30
     As reported, diluted                                     0.31        0.30
     Pro forma, basic                                         0.30        0.30
     Pro forma, diluted                                    $  0.30     $  0.29

5. Basic net income per share was computed on the weighted average number of shares outstanding. Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options. At March 31, 2005, the dilutive net income per share was exclusive of approximately 117,000 stock options that were anti-dilutive. The adjustments to net income reflect the impact of stock based compensation recorded in the respective periods, and the impact of the pro forma compensation expense, both net of the income tax effect.

6. The Company has identified eleven reporting segments based on the products and services each provides. Each segment is managed and evaluated separately because of diverse technologies and marketing strategies. A summary of unaudited external operating revenues (revenues generated from outside customers or subscribers), internal operating revenues (revenues generated between the Company's operating segments), operating income (loss), and net income (loss) of each segment is as follows for the three months ended March 31, 2005 and March 31, 2004:

                        Three Months Ended March 31, 2005

In thousands (unaudited)       External       Internal      Operating     Net Income
                               Revenues       Revenues    Income (loss)     (loss)
                               ------------------------------------------------------
PCS                            $  21,784      $      --     $   1,838            901
Telephone                          6,023            916         2,990          1,852
Converged Services (NTC)           2,359             --          (758)          (629)
ShenTel Service                    1,648            252           244            120
Cable TV                           1,228              8          (124)          (117)
Mobile                               795            337           533            308
Long Distance                        373            288            41             26
Network                              176             33           133             86
ShenTel Communications                13             --            (1)            (1)
Leasing                                1             --            (3)            (2)
Holding                               --             --          (276)          (149)
                               ------------------------------------------------------
Combined totals                   34,400          1,833         4,617          2,395
Inter-segment eliminations                       (1,833)           --             --
                               ------------------------------------------------------
Consolidated totals            $  34,400      $      --     $   4,617          2,395
                               ======================================================

                        Three Months Ended March 31, 2004

                                                           Operating
In thousands (unaudited)       External      Internal        Income        Net Income
                               Revenues      Revenues        (loss)         (loss)
                              ------------------------------------------------------
PCS                            $  18,131     $      --      $   1,161      $     484
Telephone                          5,546           932          2,608          1,589
ShenTel Service                    1,688            77            218            105
Cable TV                           1,104             6            182             70
Mobile                               732           320            462            250
Long Distance                        338           332             49             32
Network                              161            38            129             80
ShenTel Communications                17            --              4              3
Leasing                                2            --             (1)            --
Holding                               --            --           (528)          (300)
                               -----------------------------------------------------
Combined totals                   27,719         1,705          4,284          2,313
Inter-segment eliminations            --        (1,705)            --             --
                               -----------------------------------------------------
Consolidated totals            $  27,719     $      --      $   4,284      $   2,313
                               =====================================================

The Company's assets by segment as of March 31, 2005, December 31, 2004, and March 31, 2004 are as follows:

In thousands                   March 31,     December 31,    March 31,
(unaudited)                      2005           2004           2004
                               ---------------------------------------

PCS                            $  65,910      $  81,090      $  68,864
Telephone                         60,758         59,507         59,891
Converged Services (NTC)          23,503         24,423             --
ShenTel Service                    7,041         10,636          6,679
Cable TV                           9,024          9,970         10,271
Mobile                            18,027         17,335         18,580
Long Distance                        353            380            866
Network                            2,298          2,117          1,721
ShenTel Communications              (158)            93             69
Leasing                               53             60            188
Holding                          154,428        152,002        143,198
                               ---------------------------------------
Combined totals                  341,237        357,613        310,327
Inter-segment eliminations      (128,922)      (146,366)      (123,569)
                               ---------------------------------------
Consolidated totals            $ 212,315      $ 211,247      $ 186,758
                               =======================================

See Note 3 for additional information about the new affiliates agreement to allocate all shared services and shared assets to all current and future affiliates of the Company.

7. Comprehensive income includes net income along with net unrealized gains and losses on the Company's available-for-sale investments, net of the related income tax effect. The following is a summary of comprehensive income for the periods indicated:

                                   Three Months Ended
In thousands (unaudited)                March 31,
                                   -----------------

                                     2005      2004
                                   -----------------
Net income                         $ 2,395   $ 2,313
Net unrealized income (loss)          (19)         2
                                   -----------------
Comprehensive income               $ 2,376   $ 2,315
                                   =================

8. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

9. The following table presents pension information for the periods presented.

                                                           Three Months Ended
                                                                March 31,
                                                          --------------------
In thousands (unaudited)                                   2005        2004
------------------------------------------------------------------------------

Net periodic benefit cost recognized:
      Service cost                                        $    223    $    166
      Interest cost                                            211         189
      Expected return                                         (198)       (135)
      Amortization of unrecognized transition asset             --          (2)
      Amortization of unrecognized loss                         23          16
      Amortization of unrecognized prior service cost           17          17
                                                          --------    --------
Total                                                     $    276    $    251
                                                          ========    ========

10. As a result of the previously reported February 2003 sale of the Company's cellular operation, $5.0 million of the sales price was held in escrow and is reflected as an "Escrow receivable" at December 31, 2004 on the accompanying balance sheet. The Company received the entire $5.0 million in February 2005.

11. In connection with the November 30, 2004 acquisition of NTC, the Company has notified the sellers it may have claims for the entire $1 million held in escrow for payment of specified liabilities. The final disposition of the escrow is expected to be resolved in the second quarter of 2005.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements. All statements regarding Shenandoah Telecommunications Company's expected future financial position and operating results, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements. We cannot assure you that the Company's expectations expressed or implied in these forward-looking statements will turn out to be correct. The Company's actual results could be materially different from its expectations because of various factors, including those discussed below and under the caption "Business--Risk Factors" in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2004. The following management's discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2004, including the financial statements and related notes included therein.
Unless indicated otherwise, dollar amounts fifty thousand and over have been rounded to the nearest hundred thousand dollars and dollar amounts of less than fifty thousand have been rounded to the nearest thousand dollars.

Overview

Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries. These subsidiaries provide local exchange telephone services, wireless personal communications services (PCS), as well as cable television, Internet access, long distance, sale of telecommunications equipment, fiber optics facilities, paging and leased tower facilities. The Company is the exclusive provider of wireless mobility communications network products and services on the 1900 MHz band under the Sprint brand from Harrisonburg, Virginia to Harrisburg, York and Altoona, Pennsylvania. The Company refers to the Chambersburg, Pennsylvania; Hagerstown, Maryland; Martinsburg, West Virginia; and Harrisonburg and Winchester, Virginia markets as its Quad States markets. The Company refers to the Altoona, Harrisburg, and York, Pennsylvania markets as its Central Penn markets. Competitive local exchange carrier (CLEC) services were established on a limited basis during 2002. In addition, the Company sells and leases equipment, mainly related to services it provides, and also participates in emerging services and technologies by direct investment in non-affiliated companies. As a result of the NTC Communications, L.L.C. (NTC) acquisition on November 30, 2004, the Company, through its subsidiary Shentel Converged Services, provides local and long distance voice, video, and internet services on an exclusive and non-exclusive basis to multi-dwelling unit (MDU) communities (primarily off-campus college student housing) throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee and Mississippi.

The Company reports revenues as wireless, wireline and other revenues. These revenue classifications are defined as follows: Wireless revenues are made up of revenues from the Personal

Communications Company (a PCS Affiliate of Sprint), and the Mobile Company. Wireline revenues include revenues from the Telephone Company, Network Company, Cable Television Company, Converged Services (voice and video) and the Long Distance Company. Other revenues are comprised of the revenues of Converged Services (Internet), ShenTel Service Company, the Leasing Company, ShenTel Communications Company and the Holding Company.

Selected Operating Statistics

The following table shows selected operating statistics of the Company for the most recent five quarters. This information is provided as a supplement to the financial statements. The table does not include NTC information.

(Unaudited)                               Mar. 31,     Dec. 31,      Sept. 30,     Jun. 30,      Mar. 31,

                                           2005          2004          2004          2004          2004
                                         -----------------------------------------------------------------
Telephone Access Lines                     24,802       24,691        24,818        24,867        24,901
Cable Television Subscribers                8,607        8,631         8,684         8,709         8,701
Dial-up Internet Subscribers               14,829       15,051        15,817        16,422        17,063
DSL Subscribers                             2,923        2,646         2,152         1,856         1,637
Retail PCS Subscribers                    106,924      102,613        98,053        94,475        89,632
Wholesale PCS Users                   (1)  31,504       27,337        19,603        18,059        16,349
Long Distance Subscribers                  10,055        9,918         9,719         9,559         9,542
Fiber Route Miles                             574          557           554           554           552
Total Fiber Miles                          29,462       28,830        28,771        28,770        28,743
Long Distance Calls (000)             (2)   6,326        6,265         6,117         6,228         5,821
Total Switched Access Minutes (000)        67,824       66,449        63,867        60,874        58,099
Originating Switched Access MOU (000)      19,376       18,870        18,596        18,280        18,252
Employees (full time equivalents)             358          374           303           284           272
CDMA Base Stations (sites)                    280          271           261           257           257
Towers (100 foot and over)                     81           80            78            78            78
Towers (under 100 foot)                        11           11            10            10            11
PCS Market POPS (000)                 (3)   2,199        2,199         2,168         2,168         2,138
PCS Covered POPS (000)                (3)   1,629        1,629         1,611         1,610         1,585
PCS Ave. Monthly Retail Churn %       (4)    2.1%          2.2%          2.2%          1.9%          2.2%

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

(4) - PCS Ave Monthly Churn is the average of three monthly calculations of deactivations (excluding returns less than 30 days) divided by beginning of period subscribers.

The following table shows selected operating statistics of NTC at March 31, 2005. This information is provided as a supplement to the financial statements.


                                                    Subscribers
                                       ---------------------------------------
(Unaudited)
                              Accounts    Network         Cable         Phone
                         -----------------------------------------------------
Bulk Properties     (1)             40      9,527         2,893         6,002
Retail Properties   (2)         11,546     11,419         5,577   (3)   3,725

(1) - Service is provided under a single contract with the property owner who typically provides service to tenants as part of their lease.

(2) - Service is provided under single contracts with the individual subscribers.

(3) - Includes a limited number of premium cable subscribers whose basic cable service is included in Bulk Cable Subscribers.

At March 31, 2005, the number of NTC properties served is 113. NTC properties served refers to the multi-unit housing facilities with NTC service provided.

Significant Transactions

In connection with the November 30, 2004 acquisition of NTC, the Company has notified the sellers it may have claims for the entire $1 million held in escrow for payment of specified liabilities. The final disposition of the escrow is expected to be resolved in the second quarter of 2005.

Results of Operations

Summary

The Company's three major lines of business are wireless, wireline and other businesses. Each of the three areas has unique issues and challenges that are critical to the understanding of the operations of the Company. The wireless business is made up of two different operations, the PCS operation and the tower business. The wireline business is made up of traditional telephone operations, a cable TV operation, fiber network leasing, a company that resells long-distance and beginning December 2004, NTC Communications which provides voice and video. Other business includes the Company's Internet services, the Interstate 81 corridor Travel 511 project, which expired on January 31, 2005, and the sales and service of telecommunications systems.

The Company's strategy is to expand its services and the geographic areas served. This strategy has been implemented primarily through enhancing the PCS network, under the national brand of Sprint and the November 30, 2004 acquisition of NTC. The Company's efforts to market its services in the expanded PCS network area contributed to new subscribers purchasing phones and services, which continued to increase revenues during the three months ended March 31, 2005. The Company had 280 PCS base stations in service at March 31, 2005, compared to 257 base stations in service at March 31, 2004. This increase in base stations is primarily the result of supplementing network capacity and further extending coverage along highly traveled secondary roads in the Company's market areas. NTC properties served increased from 107 at December 31, 2004 to 113 at March 31, 2005.

The Company operates its wireless network as a PCS affiliate of Sprint. The Company receives revenues from Sprint for subscribers that obtain service in the Company's network coverage area and other subscribers that use the Company's network when they travel within the Company's service area. The Company relies on Sprint to provide timely, accurate and complete information for the Company to record the appropriate revenue and expenses for each financial period.

Through Sprint, the Company began receiving revenue from wholesale resellers in late 2002. The Company's cost to handle this traffic is the incremental cost to provide the necessary network capacity.

For the sixth consecutive quarter, the Company's PCS operation recorded profitable operations, largely as a result of the PCS operation surpassing a break-even level of revenue generated by the number of customers in the Company's service area. Surpassing the break-even level has enabled the Company to cover the fixed costs of operation in addition to the coverage of the variable costs. The PCS operation achieved this level due to more favorable pricing from Sprint for back office services such as customer care, a continued favorable net travel position, increased wholesale revenues and a larger customer base. A change in the contract with Sprint or change in economic conditions could have an impact on the results of the PCS operation.

The Company's net travel and wholesale roaming, including the long distance and 3G data portions of that traffic, increased to a $2.7 million net contribution to operating income for the current quarter, compared to a $2.3 million net contribution to operating income for the same quarter last year. The Company's travel receivable minutes increased 21.0% to 74.3 million and the travel payable minutes increased by 27.7% to 55.3 million, compared to the first quarter of 2004. The increases in travel minutes receivable and payable are primarily the result of an increase in usage of the Company's network facilities by subscribers based in other markets and growth in subscribers in the Company's markets.

On a per-subscriber basis, the Company's average of travel payable minutes increased to 176 minutes in the first quarter of 2005, which represented an increase of 11 minutes from first quarter of 2004. A continuation of this trend could negatively affect the results of the PCS operation and overall results of the Company absent any changes in the Company's arrangements with Sprint.

In the first quarter of 2005, the Company's average PCS retail customer turnover, or churn rate was 2.1%, compared to 2.2% in the first quarter of 2004. To date, Wireless Local Number Portability has not had a significant effect on the churn rate, although there is no certainty that the rate will not be affected in future periods. In the first quarter of 2005, there was a decrease in PCS bad debt expense to 3.5% of PCS service revenues compared to 3.6% in first quarter 2004. Although management continues to monitor receivables, collection efforts and new subscriber credit ratings, there is no certainty that the bad debt expense will continue to remain at current levels in the future.

The wireline business is made up of traditional telephony, cable TV, fiber network operations, the Company's long-distance resale business and the phone and video services of NTC Communications. The Company's primary service area for the telephone, cable TV and long-distance business is Shenandoah County, Virginia. The county is a rural area in northwestern Virginia, with a population of approximately 38,000 inhabitants, which has increased by approximately 3,000 since 2000. While a number of new housing developments are being planned for the northern portion of Shenandoah County, the potential for significant numbers of additional wireline customers in the Shenandoah County operating area is limited. NTC Communications provides local and long distance voice and video services on an exclusive and non-exclusive basis to multi-dwelling unit communities throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee and Mississippi.

Growth in new housing starts in the Company's local telephone area resulted in an increase of 111 access lines during the first quarter of 2005, however, the trend over the past several quarters has been a decline in subscribers. Migration to wireless and DSL services are believed to have caused the decline. Although the construction of new homes within Shenandoah County appears to have moderated and even reversed this trend, for the first quarter, based on industry experience, the Company anticipates a downward trend in telephone subscriber counts may dominate for the foreseeable future.

Other revenues include Internet and data services, both dial-up and DSL high-speed service. The Company has seen a 2,234 subscriber decline in dial-up subscriptions over the last year. From March 31, 2004 to March 31, 2005, the number of DSL subscribers increased by 1,286 or 78.6%. The DSL growth in the last year is driven by customer desire for faster Internet connections.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

General

Total revenues for the first quarter of 2005 were $34.4 million, which represented an increase of $6.7 million, or 24.1%, compared to $27.7 million for the first quarter of 2004. Total revenues include wireless revenue of $22.6 million, which increased by $3.7 million, or 19.6%; wireline revenues of $9.2 million, which increased by $2.1 million, or 28.8%; and other revenues of $2.6 million, which increased $0.9 million from the first quarter of 2004. Operating income increased $0.3 million, to $4.6 million, compared to $4.3 million for the same period in 2004. Net income per diluted share was $0.31 per share for the 2005 first quarter, compared to $0.30 per share for the 2004 first quarter. As a result of the November 30, 2004 acquisition of NTC, the first quarter of 2005 includes the operating results of NTC compared to the first quarter of 2004 which does not include NTC.

Revenues

Wireless revenues are primarily derived from the PCS business. As of March 31, 2005, the Company had 106,924 retail PCS subscribers. The PCS operation added 17,292 net retail subscribers since March 31, 2004, and 4,311 since December 31, 2004. In addition, wholesale users increased by 15,155 since March 31, 2004 and 4,167 since December 31, 2004. Wireless service revenues were $14.2 million for the first quarter of 2005, which represented an increase of $2.2 million, or 18.9%, compared to $12 million for the first quarter of 2004.

PCS travel, wholesale and roaming revenues combined for the first quarter 2005 were $6.6 million, which represented a $1.2 million, or 22.2%, increase compared to the travel, wholesale and roaming revenue for the first quarter of 2004. The travel, wholesale and roaming revenue increase, which resulted from an increase in travel usage and growth in wholesale minutes, was offset in part by a decline in roaming usage for the same period.

PCS equipment sales increased $0.1 million, or 18.6%, to $0.8 million for the first quarter of 2005. The increase was primarily due to more subscribers upgrading their handsets to access new features provided with the service.

The remainder of the Company's wireless revenue was generated through the Company's tower business. Tower revenue was $0.8 million for the first quarter of 2005, compared to $0.7 million for the first quarter of 2004.

Wireline revenues were $9.2 million in the 2005 first quarter, which represented an increase of $2.1 million, or 28.8%, from the first quarter of 2004. The increase was the result of $1.4 million in video and phone service revenues from NTC. The remaining $0.7 million increase was primarily due to an increase in access revenues and a Shenandoah Cable television rate increase in January 2005. Total switched minutes of use increased by 16.7% compared to the first quarter of 2004. The mix of minutes that terminate to wireless carriers compared to total minutes shifted from 42.8% for the first quarter of 2004 to 49.0% for the first quarter of 2005. The increase in minutes was primarily attributable to wireless traffic transiting the Company's telephone network.

Other revenues of $2.6 million increased $0.9 million compared to other revenues for the first quarter of 2004. Internet revenues increased $1.0 million with NTC contributing $0.9 million of the increase. The total subscriber base for the dial-up and DSL Internet services provided by the Company's Shenandoah Telephone and Shentel Services subsidiaries was 17,752 as of March 31, 2005, compared to 18,700 as of March 31, 2004, a decrease of 5%. While the subscribers to DSL service increased 1,286 or 78.6%, compared to the March 31, 2004 subscriber base, there was a decline of 2,234 dial-up subscribers, or 13.1%, from the level at March 31, 2004. The Company has experienced increased dial-up subscriber deactivations due to migration to competing high-speed Internet services, including the Company's DSL services. The Travel 511 contract revenue from the Virginia Department of Transportation, which expired January 31, 2005, decreased by $0.2 million compared to first quarter 2004.

Operating Expenses

Total operating expense for the first quarter of 2005 was $29.8 million, which represented an increase of $6.3 million, or 26.9%, compared to the first quarter of 2004. The higher operating expense was primarily attributable to the inclusion of $3.1 million from NTC's operations and an increase in selling, general and administrative expenses of $1.5 million, exclusive of NTC. The remaining $1.7 million is primarily the result of an increase in the number of PCS subscribers and the expanded PCS network operations.

Costs of goods and services were $5.5 million, which represented an increase of $1.8 million, or 47%, from the first quarter of 2004. Costs associated with NTC account for $1.1 million of the increase with the remaining increase primarily due to higher volumes of handsets sold through Company owned stores and PCS handset subsidies paid to third-party retailers. The cost of handset upgrades sold to existing customers is expected to increase as the customer base matures and handset manufacturers introduce new technologies in new handsets. During the first quarter of 2005, the Company added 10,719 gross new PCS subscribers compared to 10,343 in the first quarter of 2004.

Network operating costs for the first quarter of 2005 were $9.8 million, which represented an increase of $1.5 million, or 18.1%, compared to the first quarter of 2004. The increase was primarily the result of NTC's network operating costs of $0.4 million and an increase in PCS travel and line costs of $1.0 million. The travel costs increased due to an increase in subscribers and an increase in the average travel minutes used by the Company's subscribers on the Sprint or Sprint affiliate network not operated by the Company.

Depreciation and amortization expense for the 2005 first quarter was $5.0 million, which represented an increase of $0.7 million, or 16.3%, compared to $4.3 million for the first quarter of 2004. The increase is primarily due to NTC's depreciation expense for the first quarter of 2005 of $0.6 million, new assets in the PCS and telephone operations and a change in depreciable asset lives in the fourth quarter of 2004. See Note 3 for information on the impact of the new allocation methodology on depreciation expense for the three months ended March 31, 2005.

Selling, general and administrative costs were $9.4 million, which represented an increase of $2.3 million, or 32.4%. NTC's costs for first quarter 2005 were $0.9 million and the Sprint customer care costs increased $0.3 million from the first quarter of 2004. The remaining $1.1 million increase was related to salary and benefits expense for new and existing employees.

Other Income (Expense)

Losses on external investments totaled $0.3 million in the first quarter of 2005, compared to a $18 thousand loss in the first quarter of 2004. First quarter 2005 interest expense increased by $57 thousand, or 7.2%, compared to the first quarter of 2004. The Company's total debt as of March 31, 2005 was $51.2 million, compared to $42.3 million as of March 31, 2004 and $52.3 million as of December 31, 2004. The increased borrowings are a result of the November 30, 2004 acquisition of NTC.

The Company's 2005 first quarter net income was $2.4 million compared to $2.3 million in the first quarter of 2004.

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

As of March 31, 2005, the Company held shares in two companies that are publicly-traded, with the following market values: $43 thousand in Net IQ
(NTIQ), with 3,744 shares held, and $158 thousand in Deutsche Telekom, AG (DT), with 8,219 shares held.

Liquidity and Capital Resources

The Company generated $14.5 million in cash from operations in the first quarter of 2005, compared to $6.9 million in the first quarter of 2004. The $7.6 million increase from the first quarter of 2004 includes $5 million from escrow received in February 2005 related to the Company's February 2003 sale of its cellular operations.

The Company expects that operations will continue to generate positive cash flows.

As of March 31, 2005, the Company's total debt was $51.2 million, with an annualized overall weighted average interest rate of approximately 6.47%. As of March 31, 2005, the Company was in compliance with the covenants in its credit agreements.

The Company is obligated to make future payments under various contracts, including amounts pursuant to its various long-term debt facilities, and non-cancelable operating lease agreements for retail space, tower space and cell sites.

Capital expenditures budgeted for 2005 total approximately $37.0 million, including approximately $20.0 million for additional PCS base stations, additional towers, additional sites and switch upgrades to enhance the PCS network, approximately $5.0 million for the telephone operation, $4.0 for NTC's operation and approximately $4.0 million for internal information technology expenditures and the implementation of new technologies.

For the three months ended March 31, 2005, the Company spent $4.2 million in capital projects. Management anticipates capital spending for 2005 will be approximately $37 million.

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

In connection with the November 30, 2004 acquisition of NTC, the Company has notified the sellers it may have claims for the entire $1 million held in escrow for payment of specified liabilities. The final disposition of the escrow is expected to be resolved in the second quarter of 2005.

Risks

At March 31, 2005, the Company is one of eleven PCS Affiliates of Sprint, and accordingly, is impacted by decisions and requirements adopted by Sprint in regard to its wireless operation. Management continually reviews its relationship with Sprint as new developments and requirements are added.

The Company's access revenue may be adversely impacted by legislative or regulatory actions that decrease access rates or exempt certain traffic from paying for access to the Company's regulated telephone network. The Federal Communications Commission is currently reviewing the issue of Voice over Internet Protocol (VOIP) as it relates to access charges as well as an overhaul of intercarrier compensation. An unfavorable change may have an adverse effect on the Company's telephone operations.

There has been a trend for incumbent local exchange carriers to see a decrease in access lines due to the effect of wireless and wireline competition and the elimination of second lines dedicated to dial-up Internet as customers migrate to broadband connections. Although the Company has not seen a material reduction in its number of access lines to date, and reported a slight increase during the first quarter of 2005, the dominating trend has been a decline in the number of access lines. There is a significant risk that this trend could have a material adverse effect on the Company's telephone operations in the future.

The Company's revenue from fiber leases may be adversely impacted by price competition for these facilities. The Company monitors each of its fiber lease customers closely to minimize the risk related to this business.

The Company operates the cable television system in Shenandoah County, Virginia. The Company has seen increased competition from satellite providers that are larger and have cost advantages over the Company in the procurement of programming. The continued success of the satellite television providers may have an adverse impact on the Company's cable television results.

The Company may not be able to utilize all of its net operating loss carry forwards for taxes in certain states before they expire, resulting in the Company writing off some of its deferred tax assets.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), Share Based Payments, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 (R) replaces SFAS No. 123, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. The approach in SFAS 123 (R) is similar to the approach described in SFAS No. 123, however, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS No. 123 (R) will be effective for the Company beginning the first quarter 2006. The Company is evaluating the impact of applying SFAS No. 123 (R) and does not believe the application will have a material impact on the Company's consolidated financial statements.

In March 2004, the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which provides new guidance for assessing impairment losses on debt and equity investments. EITF Issue No. 03-1 also includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective for the first quarter of 2005. The Company will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risks relate primarily to changes in interest rates on instruments held for other than trading purposes. The Company's interest rate risk involves three components, although the Company believes only the first component, outstanding debt with variable rates, is of any significance at this time. As of March 31, 2005, the Company's variable rate debt balance was $13.2 million. The Company has a $15 million variable rate revolving reducing credit facility with Cobank and a variable rate line of credit totaling $0.5 million with SunTrust Bank. The Company's remaining debt has fixed rates through its maturity. A 10.0% decline in market interest rates would decrease the fair value of the fixed rate debt by approximately $1.3 million, while the estimated current fair value of the fixed rate debt is approximately $48.3 million.

The second component of interest rate risk is temporary excess cash, primarily invested in overnight repurchase agreements and short-term certificates of deposit and money market funds. The Company currently has approximately $23.6 million of cash equivalents in overnight repurchase agreements, which are accruing interest at rates of approximately 2.0% per year. The cash is currently in short-term investment vehicles that have limited interest rate risk. Management continues to evaluate the most beneficial use of these funds.

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

As of March 31, 2005, the Company's external investments totaled $7.1 million with $6.9 of the total invested in privately-held companies directly or through investments with portfolio managers. Most of the companies are at an early stage of development, and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability. The Company's market risk is limited to the funds previously invested and an additional $1.0 million committed under contracts the Company has signed with portfolio managers.

ITEM 4. Controls and Procedures

Evaluation Regarding the Effectiveness of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Executive Vice President and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a - 15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005.

During the first fiscal quarter of 2005, there were changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting as follows:

      As noted in the Company's 10-K for the year ending December 31, 2004, the operations of NTC Communications LLC, which was acquired on November 30, 2004, was excluded from Management's assessment of internal control over financial reporting as of December 31, 2004. During the first quarter of 2005, a number of NTC Communications operations and processes, including but not limited to general ledger accounting, accounts payable, purchasing and treasury, have been either modified or integrated with those of the Company resulting in a material improvement in internal controls over financial reporting with respect to the operations of NTC and the Company.

Under our agreements with Sprint, Sprint provides us with billing, collections, customer care, certain network operations and other back office services for the PCS operation. As a result, Sprint remits to the Company approximately 63% of the Company's total revenues, while approximately 38% of the expenses reflected in the Company's consolidated financial statements relate to charges by or through Sprint for expenses such as billing, collections and customer care, roaming expense, long-distance, and travel. Due to this relationship, the Company necessarily relies on Sprint to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivable, which underlie a substantial portion of our periodic financial statements and other financial disclosures.

Information provided by Sprint includes reports regarding the subscriber accounts receivable in our markets. Sprint provides us with monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level. We review these various reports to identify discrepancies or errors. However, under our agreements with Sprint, we are entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 8% of revenue retained by Sprint. Because of our reliance on Sprint for financial information, we must depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint's other PCS affiliate network partners. To address this issue, Sprint engages independent registered accountants to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70 ("SAS 70 reports"). The report is provided to the Company on semi-annual basis and covers a twelve-month period. The most recent report covers the period from October 1, 2003 to September 30, 2004. The most recent report indicated there were no material issues, that were not remediated by year end, which would adversely affect the information used to support the recording of the revenues and expenses provided by Sprint related to the Company's relationship with them.

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

             SHENANDOAH TELECOMMUNICATIONS COMPANY
             (Registrant)


May 9, 2005  /S/ EARLE A. MACKENZIE
             ----------------------
                 Earle A. MacKenzie
                 Executive Vice President and
                 Chief Financial Officer
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