Form 10-Q/A
period 2005-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2005-06-07
CIK 354963

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

 For the transition period from __________________ to _________________________


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

Explanatory Note

The undersigned registrant hereby files Amendment No. 1 to amend the following items of its Form 10-Q for the quarter ended March 31, 2005. All other information is unchanged and reflects the disclosures made at the time of the original filing. This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q or, except for the statement of cash flows presented below, modify or update in any way disclosures made in the Form 10-Q.

      1.) Item 1, Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                           Three Months Ended
                                                                March 31,
                                                            2005        2004
                                                          --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                              $  2,395    $  2,313
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                            5,296       4,334
     Amortization                                              126           3
   Deferred income taxes                                    (2,050)         22
   Gain on investments                                         (75)         --
   Loss (income) from patronage and equity investments         260         (34)
   Loss on disposal of assets                                   21          79
   Other                                                       507         303
  Changes in assets and liabilities:
   (Increase) decrease in:
        Accounts receivable                                    267        (486)
        Materials and supplies                                 (52)        203
   Increase (decrease) in:
        Accounts payable                                       (82)        275
        Other prepaids, deferrals and accruals               7,845        (108)
                                                          --------------------
Net cash provided by operating activities                   14,458       6,904

Cash Flows from Investing Activities
  Purchase and construction of plant and equipment, net
  of retirements                                            (4,195)     (1,621)
  Purchases of investment securities                          (139)        (56)
  Proceeds from investment activities                           24          96
  Proceeds from sale of equipment                               56          15
                                                          --------------------
Net cash used in investing activities                       (4,254)     (1,566)

Cash Flows from Financing Activities
  Principal payments on long-term debt                      (1,080)     (1,045)
  Proceeds from exercise of incentive stock options            255         149
                                                          --------------------
Net cash used in financing activities                         (825)       (896)
                                                          --------------------
Net increase in cash and cash equivalents                    9,379       4,442

Cash and Cash Equivalents
  Beginning                                                 14,172      28,696
                                                          --------------------
  Ending                                                  $ 23,551    $ 33,138
                                                          ====================

Cash paid for:
         Interest paid                                    $    835    $    799
         Income taxes (net of refunds)                    $     --    $    410

PART II. OTHER INFORMATION

ITEM 6. Exhibits

      (a) The following exhibits are filed with this Quarterly Report on Form 10-Q/A:

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

                       SHENANDOAH TELECOMMUNICATIONS COMPANY
                       (Registrant)


June 6, 2005           /s/ Earle A. MacKenzie
                       ----------------------------------------------
                       Earle A. MacKenzie
                       Executive Vice President and
                       Chief Financial Officer
                       (Duly Authorized Officer and Principal Financial Officer)