Form 10-Q
period 2005-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2005-08-08
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2005

            OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from __________________ to __________________

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

Indicate by check mark whether the registration is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |X| YES |_| NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                     Outstanding at July 28, 2005
--------------------------                          ----------------------------
Common Stock, No Par Value                                7,662,799 Shares

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                                      INDEX

                                                                          Page
                                                                         Numbers

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets
             June 30, 2005 and December 31, 2004                           3-4

         Unaudited Condensed Consolidated Statements of Income for the
             Three and Six Months Ended June 30, 2005 and 2004             5

         Unaudited Condensed Consolidated Statements of Cash Flows for
             the Six Months Ended June 30, 2005 and 2004                   6

         Unaudited Condensed Consolidated Statements of
             Shareholders' Equity and Comprehensive Income
             for the Six Months Ended June 30, 2005 and the
             Year Ended December 31, 2004                                  7

         Notes to Unaudited Condensed Consolidated
             Financial Statements                                          8-15

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 16-28

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        28-29

Item 4.  Controls and Procedures                                           29-30

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 30

Item 4.  Submissions of Matters to a Vote of Security Holders              30-31

Item 6.  Exhibits                                                          31

         Signatures                                                        32

         Exhibit Index                                                     33

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                         June 30,   December 31,
Assets                                                     2005         2004
                                                         --------   ------------

Current Assets
  Cash and cash equivalents                              $  9,050     $ 14,172
  Accounts receivable, net                                  9,887        9,019
  Escrow receivable                                            --        5,000
  Income tax receivable                                        --        2,341
  Materials and supplies                                    2,196        2,108
  Deferred income taxes                                       378           --
  Prepaid expenses and other                                2,135        1,877
                                                         --------     --------
Total current assets                                       23,646       34,517

Securities and investments
  Available-for-sale securities                               194          232
  Other investments                                         7,081        7,018
                                                         --------     --------
Total securities and investments                            7,275        7,250

Property, plant and equipment, net                        157,546      156,252

Other Assets
Intangible assets, net                                      3,190        3,401
Cost in excess of net assets of business acquired           8,863        8,863
Deferred charges and other assets, net                        768          964
                                                         --------     --------
Net other assets                                           12,821       13,228
                                                         --------     --------
Total Assets                                             $201,288     $211,247
                                                         ========     ========

                                   (continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)

                                                         June 30,   December 31,
Liabilities and Shareholders' Equity                       2005         2004
                                                         --------   ------------

Current Liabilities
  Current maturities of long-term debt                   $  4,448     $  4,372
  Accounts payable                                          5,966        6,003
  Advance billings and deposits                             3,477        3,566
  Income tax payable                                          750           --
  Current deferred taxes                                       --        1,453
  Other current liabilities                                 6,915        6,452
                                                         --------     --------
Total current liabilities                                  21,556       21,846

Long-term debt, less current maturities                    33,674       47,919

Other Liabilities
  Deferred income taxes                                    24,612       24,826
  Pension and other                                         2,217        2,859
                                                         --------     --------
Total other liabilities                                    26,829       27,685

Shareholders' Equity
  Common stock                                              6,868        6,319
  Retained earnings                                       112,320      107,413
  Accumulated other comprehensive income                       41           65
                                                         --------     --------
Total shareholders' equity                                119,229      113,797

                                                         --------     --------
Total Liabilities and Shareholders' Equity               $201,288     $211,247
                                                         ========     ========

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 Three Months Ended           Six Months Ended
(in thousands, except per share data)                 June 30,                    June 30,
                                                 2005          2004          2005          2004
                                               --------------------------------------------------
Operating Revenues
  Wireless                                     $ 23,833      $ 20,568      $ 46,412      $ 39,432
  Wireline                                        9,177         7,608        18,382        14,757
  Other revenues                                  2,454         1,676         5,070         3,383
                                               --------------------------------------------------
  Total revenues                                 35,464        29,852        69,864        57,572

Operating Expenses
  Cost of goods and services                      5,674         3,886        11,152         7,610
  Network operating costs                        10,209         9,156        19,931        17,467
  Depreciation and amortization                   5,492         4,395        10,914         8,732
  Selling, general and administrative             9,430         7,390        18,591        14,452
                                               --------------------------------------------------
Total operating expense                          30,805        24,827        60,588        48,261
                                               --------------------------------------------------
Operating Income                                  4,659         5,025         9,276         9,311

Other Income (expense):
    Non-operating income (expense), net             131           191           437           415
    Gain (loss) on investments, net                 (11)          146          (293)          128
    Interest expense                               (770)         (773)       (1,624)       (1,571)
                                               --------------------------------------------------

Income before income taxes                        4,009         4,589         7,796         8,283
Income tax provision                             (1,497)       (1,709)       (2,889)       (3,090)
                                               --------------------------------------------------
Net income                                     $  2,512      $  2,880      $  4,907      $  5,193
                                               ==================================================

Net income per share, basic                    $   0.33      $   0.38      $   0.64      $   0.68
                                               ==================================================
Net income per share, diluted                  $   0.33      $   0.38      $   0.64      $   0.68
                                               ==================================================
Weighted average shares outstanding, basic        7,650         7,609         7,644         7,608
                                               ==================================================
Weighted average shares, diluted                  7,695         7,658         7,687         7,656
                                               ==================================================

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                             2005        2004
                                                           --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                               $  4,907    $  5,193
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                            10,692       8,726
     Amortization                                               222           6
     Stock based compensation expense                            80          --
   Deferred income taxes                                     (2,031)      2,815
   Gain on investments                                         (142)         --
   Loss (income) from patronage and equity investments          274        (236)
   Loss on disposal of assets                                    89         133
   Other                                                       (484)        (75)
  Changes in assets and liabilities:
   (Increase) decrease in:
        Accounts receivable                                    (868)     (1,151)
        Materials and supplies                                  (88)       (262)
   Increase (decrease) in:
        Accounts payable                                        (36)        494
        Other prepaids, deferrals and accruals                8,207      (1,930)
                                                           --------------------
Net cash provided by operating activities                    20,822      13,713

Cash Flows from Investing Activities
  Purchase and construction of plant and equipment, net
  of retirements                                            (12,078)     (5,489)
  Purchases of investment securities                           (262)       (479)
  Proceeds from investment activities                            66         278
  Proceeds from sale of equipment                                30          29
                                                           --------------------
Net cash used in investing activities                       (12,244)     (5,661)

Cash Flows from Financing Activities
  Principal payments on long-term debt                      (14,169)     (2,100)
  Proceeds from exercise of incentive stock options             469         283
                                                           --------------------
Net cash used in financing activities                       (13,700)     (1,817)
                                                           --------------------
Net increase in cash and cash equivalents                    (5,122)      6,235

Cash and Cash Equivalents
  Beginning                                                  14,172      28,696
                                                           --------------------
  Ending                                                   $  9,050    $ 34,931
                                                           ====================

Cash paid for:
         Interest paid                                     $  1,654    $  1,585
         Income taxes (net of refunds)                     $  1,878    $    491

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
EQUITY AND COMPREHENSIVE INCOME
(in thousands)

                                                                                    Accumulated
                                                                                       Other
                                                           Common       Retained   Comprehensive
                                               Shares      Stock        Earnings   Income (Loss)    Total
                                               ------------------------------------------------------------
Balance, December 31, 2003                      7,593      $5,733      $ 100,449       $ 26       $ 106,208

  Comprehensive income:
   Net income                                      --          --         10,243         --          10,243
   Net unrealized change in
      securities available-for-sale,
      net of tax of $ (21)                         --          --             --         39              39
                                                                                                  ---------
        Total comprehensive income                                                                   10,282
                                                                                                  ---------

 Dividends declared ($ 0.43 per share)             --          --         (3,279)        --          (3,279)
  Common stock issued through the
      exercise of stock options
      and stock grants                             37         586             --         --             586
                                               ------------------------------------------------------------
Balance, December 31, 2004                      7,630      $6,319      $ 107,413       $ 65       $ 113,797

 Comprehensive income:
   Net income                                      --          --          4,907         --           4,907
   Net unrealized change in securities
     available-for-sale, net of tax of $14         --          --             --        (24)            (24)
                                                                                                  ---------
        Total comprehensive income                                                                    4,883
 Stock based compensation                                      80                                        80
 Common stock issued through the
      exercise of stock options                    27         469             --         --             469
                                               ------------------------------------------------------------
Balance, June 30, 2005                          7,657      $6,868      $ 112,320       $ 41       $ 119,229
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

Grants of options under the Plan are accounted for in accordance with APB Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized under the Plan for years prior to 2004 since all such options were granted with an exercise price equal to the market price at the date of the grant. During the year ended December 31, 2004, the Company issued tandem awards of stock options and stock appreciation rights. The awards have been accounted for as stock appreciation rights and, therefore, the Company recorded a liability for the related expense since it is assumed the awards will be settled in cash. On March 18, 2005, the Company issued tandem awards of stock options and stock appreciation rights with a net-share settlement feature. The cash-settlement feature has been eliminated for the 2005 option grant. However, due to the net-share feature, the Company accounts for these awards as stock appreciation rights and recognizes compensation expense over the vesting period to the extent the current stock price exceeds the exercise price of the options. Had compensation expense been recorded for the options based on fair values of the awards at the grant date (the method prescribed in SFAS No. 123), reported net income and earnings per share would have been reduced to the pro forma amounts shown in the following table for the three and six months ended June 30:

(in thousands, except                       Three Months Ended     Six Months Ended
 per share amounts)                               June 30,              June 30,
Net Income                                    2005       2004       2005       2004
                                             ------     ------     ------     ------
     As reported                             $2,512     $2,880     $4,907     $5,193
      Add: Recorded stock based
     compensation expense included in
     reported net income, net of related
     income tax effects                          --         --         --         --
     Deduct: Pro forma compensation
     expense, net of related income tax
     effects                                     18         34         41         65
                                             ------     ------     ------     ------
     Pro forma                               $2,494     $2,846     $4,866     $5,128

Earnings per share, basic and diluted
     As reported, basic                      $ 0.33     $ 0.38     $ 0.64     $ 0.68
     As reported, diluted                      0.33       0.38       0.64       0.68
     Pro forma, basic                          0.33       0.37       0.64       0.67
     Pro forma, diluted                      $ 0.32     $ 0.37     $ 0.63     $ 0.67

5. Basic net income per share was computed on the weighted average number of shares outstanding. Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options. At June 30, 2005 the dilutive net income per share was exclusive of approximately 170,000 stock options that were anti-dilutive. The adjustments to net income reflect the impact of compensation related to stock appreciation rights recorded in the respective periods, and the impact of the pro forma compensation expense, both net of the income tax effect.

6. The Company has identified eleven reporting segments based on the products and services each provides. Each segment is managed and evaluated separately because of diverse technologies and marketing strategies. A summary of unaudited external operating revenues (revenues generated from outside customers or subscribers), internal operating revenues (revenues generated between the Company's operating segments), operating income (loss), and net income (loss) of each segment is as follows for the three months ended June 30, 2005 and June 30, 2004:

                        Three Months Ended June 30, 2005

                                                         Operating
                                 External    Internal      Income     Net Income
In thousands (unaudited)         Revenues    Revenues      (loss)       (loss)
                                 -----------------------------------------------
PCS                              $22,998     $    --      $ 2,198      $ 1,112
Telephone                          5,976       1,003        2,945        1,791
Converged Services (NTC)           2,267          --       (1,018)        (767)
ShenTel Service                    1,549         250          208           94
Cable TV                           1,257           8          (29)         (65)
Mobile                               835         344          570          328
Long Distance                        373         311           55           37
Network                              197          27          131           86
ShenTel Communications                11          --            4            2
Leasing                                1          --            4            3
Holding                               --          --         (409)        (109)
                                 ---------------------------------------------
Combined totals                   35,464       1,943        4,659        2,512
Inter-segment eliminations            --      (1,943)          --           --
                                 ---------------------------------------------
Consolidated totals              $35,464     $    --      $ 4,659      $ 2,512
                                 =============================================

                        Three Months Ended June 30, 2004

                                                         Operating
                                 External    Internal      Income     Net Income
In thousands (unaudited)         Revenues    Revenues      (loss)       (loss)
                                 -----------------------------------------------
PCS                              $19,802     $    --      $ 1,832      $   896
Telephone                          5,986         883        2,717        1,713
ShenTel Service                    1,657          76          176           80
Cable TV                           1,103           9           90            7
Mobile                               766         325          494          250
Long Distance                        349         336           79           50
Network                              170          29          127           80
ShenTel Communications                17          --          (68)         (43)
Leasing                                2          --           (1)          (1)
Holding                               --          --         (421)        (152)
                                 ---------------------------------------------
Combined totals                   29,852       1,658        5,025        2,880
Inter-segment eliminations            --      (1,658)          --           --
                                 ---------------------------------------------
Consolidated totals              $29,852     $    --      $ 5,025      $ 2,880
                                 =============================================

A summary of unaudited external operating revenues (revenues generated from outside customers or subscribers), internal operating revenues (revenues generated between the Company's operating segments), operating income (loss), income (loss) from continuing operations, income (loss) from discontinued operations, cumulative effect of accounting change, and net income (loss) of each segment is as follows for the six months ended June 30, 2005 and June 30, 2004.

                         Six Months Ended June 30, 2005

                                                         Operating
                                 External    Internal      Income     Net Income
In thousands (unaudited)         Revenues    Revenues      (loss)       (loss)
                                 -----------------------------------------------
PCS                              $44,782     $    --      $ 4,036        2,013
Telephone                         11,999       1,919        5,935        3,643
Converged Services (NTC)           4,626          --       (1,776)      (1,396)
ShenTel Service                    3,198         502          452          214
Cable TV                           2,485          16         (153)        (182)
Mobile                             1,630         680        1,103          636
Long Distance                        746         599           96           63
Network                              373          60          264          172
ShenTel Communications                24          --            3            2
Leasing                                1          --            1            1
Holding                               --          --         (685)        (259)
                                 ---------------------------------------------
Combined totals                   69,864       3,776        9,276        4,907
Inter-segment eliminations            --      (3,776)          --           --
                                 ---------------------------------------------
Consolidated totals              $69,864     $    --      $ 9,276      $ 4,907
                                 =============================================

                         Six Months Ended June 30, 2004

                                                         Operating
                                 External    Internal      Income     Net Income
In thousands (unaudited)         Revenues    Revenues      (loss)       (loss)
                                 -----------------------------------------------
PCS                              $37,934     $     1      $ 2,995      $ 1,380
Telephone                         11,532       1,815        5,325        3,302
ShenTel Service                    3,345         153          394          185
Cable TV                           2,207          15          272           77
Mobile                             1,498         645          956          500
Long Distance                        687         668          128           82
Network                              331          67          256          160
ShenTel Communications                34          --          (64)         (40)
Leasing                                4          --           (2)          (1)
Holding                               --          --         (949)        (452)
                                 ---------------------------------------------
Combined totals                   57,572       3,364        9,311        5,193
Inter-segment eliminations            --      (3,364)          --           --
                                 ---------------------------------------------
Consolidated totals              $57,572     $    --      $ 9,311      $ 5,193
                                 =============================================

The Company's assets by segment as of June 30, 2005, December 31, 2004, and June 30, 2004 are as follows:

In thousands                           June 30,      December 31,      June 30,
(unaudited)                              2005            2004            2004
                                      -----------------------------------------
PCS                                   $  68,149       $  81,090       $  74,430
Telephone                                59,523          59,507          61,747
Converged Services (NTC)                 21,665          24,423              --
ShenTel Service                           7,375          10,636           6,957
Cable TV                                  8,925           9,970          10,230
Mobile                                   18,288          17,335          18,813
Long Distance                               423             380             934
Network                                   2,704           2,117           1,807
ShenTel Communications                     (161)             93              43
Leasing                                      55              60             187
Holding                                 143,874         152,002         143,813
                                      -----------------------------------------
Combined totals                         330,820         357,613         318,961
Inter-segment eliminations             (129,532)       (146,366)       (124,873)
                                      -----------------------------------------
Consolidated totals                   $ 201,288       $ 211,247       $ 194,088
                                      =========================================

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

7. Comprehensive income includes net income along with net unrealized gains and losses on the Company's available-for-sale investments, net of the related income tax effect. The following is a summary of comprehensive income for the periods indicated:

                                   Three Months Ended        Six Months Ended
In thousands (unaudited)                June 30,                 June 30,
                                  ---------------------------------------------

                                    2005         2004        2005         2004
                                  ---------------------------------------------
Net income                        $ 2,512      $ 2,880     $ 4,907      $ 5,193
Net unrealized income (loss)           (5)          --         (24)          (2)
                                  ---------------------------------------------
Comprehensive income              $ 2,507      $ 2,880     $ 4,883      $ 5,191
                                  =============================================

8. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

9. The following table presents pension information for the periods presented.

                                                            Three Months        Six Months Ended
                                                           Ended June 30,           June 30,
                                                          --------------------------------------
In thousands (unaudited)                                   2005       2004       2005       2004
------------------------------------------------------------------------------------------------
Net periodic benefit cost recognized:
      Service cost                                        $ 223      $ 166      $ 446      $ 332
      Interest cost                                         211        189        422        378
      Expected return                                      (198)      (135)      (396)      (270)
      Amortization of unrecognized transition asset          --         (2)        --         (4)
      Amortization of unrecognized loss                      23         16         46         32
      Amortization of unrecognized prior service cost        17         17         34         34
                                                          --------------------------------------
Total                                                     $ 276      $ 251      $ 552      $ 502
                                                          ======================================

10. As a result of the previously reported February 2003 sale of the Company's cellular operation, $5.0 million of the sales price was held in escrow and is reflected as an "Escrow receivable" at December 31, 2004 on the accompanying balance sheet. The Company received the entire $5.0 million in February 2005.

11. In connection with the November 30, 2004 acquisition of NTC, the Company has notified the sellers it has claims for the entire $1 million held in escrow for payment of specified liabilities. The sellers have disputed a number of the Company's claims. The final disposition of the escrow is expected to be resolved in 2005. During the second quarter 2005, the Company reduced the outstanding balance of its revolving line of credit with CoBank by $12 million. The line of credit had been used to fund the acquisition of NTC.

12. On December 15, 2004, Sprint and Nextel Communications, Inc. announced that they had entered into a definitive agreement to merge. Nextel is a provider of digital wireless communications services in the Company's PCS service area. The impact of the Sprint Nextel merger on the Company's PCS operations is uncertain as of the date of this report. Based on currently available information and assuming that no changes are effected with respect to Sprint's agreements with the Company, it is possible, that Sprint could be in violation of the exclusivity provisions of the Company's agreements with Sprint at some point following the completion of the Sprint Nextel transaction. The Company's agreements with Sprint provide for specific remedies in the event of a material violation by Sprint of such agreements. No determination has been made as to the impact on the value of the Company or its business of any of such remedies or whether any such remedy would be more or less favorable to the Company and its shareholders than the existing arrangements with Sprint or any new arrangements the Company may ultimately negotiate with Sprint.

In July 2005, Ubiquitel, Inc., iPCS Wireless, Inc, Enterprise Communications Partnership and Gulf Coast Wireless LP each filed actions seeking injunctive relief to prevent Sprint from breaching similar provisions of their respective agreements with Sprint. In particular, all of the complaints would enjoin Sprint from engaging in certain post-merger conduct in the respective parties' service areas, including the operation of the Nextel network, marketing, sales and promotional activities relating to Nextel products, and disclosing confidential business information, in each case in a manner that would violate Ubiquitel's, iPCS', Enterprise's and Gulf Coast Wireless' respective management agreements with Sprint. Shentel believes that the terms of such other companies' agreements with Sprint are substantially similar to the terms of the Company's agreement with Sprint. As of August 2, 2005, Sprint PCS has entered into forbearance agreements with Ubiquitel and iPCS . Under the respective forbearance agreements, Ubiquitel and iPCS each agreed not to seek certain injunctive or equitable relief against Sprint or Nextel relating to the matters specified in their complaints and Sprint agreed to certain parameters for the operation of Sprint's wireless business in the territories operated by Ubiquitel and iPCS following the completion of the merger involving Sprint and Nextel. In light of these developments, the Company has and will continue to review and assess its options including but not limited to: initiating litigation; executing a forbearance agreement and/or seek changes to the existing relationship with Sprint.

As of the date hereof, the Company has had on-going discussions with Sprint regarding the continuance of their long-term relationship and the impact of the Sprint Nextel merger. As a result of the Sprint Nextel merger, Sprint may require the Company to meet additional program requirements, which the Company anticipates will increase capital expenditures and operating expenses. The Company is committed to working with Sprint to reach mutually acceptable arrangements with respect to the foregoing matters. There can be no assurances, however, that the Company and Sprint will be able to reach mutually acceptable arrangements, that a mutually acceptable arrangement will be reached prior to or subsequent to the closing of the Sprint Nextel merger or the likely impact on the Company or its relationship with Sprint of any such arrangements.

The Company believes that a significant portion of its PCS service area overlaps the service area operated by Nextel Partners under the Nextel brand. Nextel Partners is not a party to the Sprint Nextel merger. The agreements between Nextel Partners and Nextel contain exclusivity and other provisions that will remain in place following the Sprint Nextel merger until such time that Nextel Partners may be acquired by Sprint Nextel. The Company believes that the provisions under the agreements between Nextel and Nextel Partners may conflict with the Company's rights under its Management Agreement. Even if such provisions do not conflict, as long as Nextel Partners remains a stand-alone entity, the ability of the Company to fully realize any of the benefits from the merger of Sprint and Nextel may be limited. Furthermore, the continued operation by Nextel Partners of a competing network could have a negative impact on the Company's results of operations. Although the board of directors of Nextel Partners has recommended that its shareholders vote to put their Nextel Partners shares to Sprint Nextel following the merger, such an acquisition is unlikely to occur prior to 2006 and there can be no assurance that Nextel Partners' shareholders will accept the recommendation.

13. On August 4, 2005, the board of directors of the Rural Telephone Bank (the "RTB") adopted a number of resolutions for the purpose of dissolving RTB as of October 1, 2005. The proposed dissolution is subject to Congress passing the agricultural appropriations bill which contains language removing restrictions on the annual retirement of government stock in the RTB. The Company currently holds 10,821,770 shares of Class B and Class C RTB Common Stock ($1.00 par value) which is reflected on the Company's books at $796,000 under the cost method. If Congress passes and the President signs the agricultural appropriations bill with the necessary language, the Company has been advised that it can expect to receive the full par value of its shares or $10,821,770 in either the first or second quarter of 2006, with an estimated gain of $6.1 million, net of tax, recorded in the period the necessary legislation is enacted. However, there can be no assurance that the necessary legislation will be enacted or that changes will not be made to the proposed dissolution of RTB which would have the effect of either delaying or reducing the amount received by the Company.

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

Overview

Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries. These subsidiaries provide local exchange telephone services, wireless personal communications services (PCS), as well as cable television, Internet and data services, long distance, sale of telecommunications equipment, fiber optics facilities, paging and leased tower facilities. The Company is the exclusive provider of wireless mobility communications network products and services on the 1900 MHz band under the Sprint brand from Harrisonburg, Virginia to Harrisburg, York and Altoona, Pennsylvania. The Company refers to the Chambersburg, Pennsylvania; Hagerstown, Maryland; Martinsburg, West Virginia; and Harrisonburg and Winchester, Virginia markets as its Quad States markets. The Company refers to the Altoona, Harrisburg, and York, Pennsylvania markets as its Central Penn markets. Competitive local exchange carrier (CLEC) services were established on a limited basis during 2002. In addition, the Company sells and leases equipment, mainly related to services it provides, and also participates in emerging services and technologies by direct investment in non-affiliated companies. As a result of the NTC Communications, L.L.C. (NTC) acquisition on November 30, 2004, the Company, through its subsidiary Shentel Converged Services, provides local and long distance voice, video, and internet services on an exclusive and non-exclusive basis to multi-dwelling unit (MDU) communities (primarily off-campus college student housing) throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee and Mississippi.

The Company reports revenues as wireless, wireline and other revenues. These revenue classifications are defined as follows: Wireless revenues are comprised of revenues from the Personal Communications Company (a PCS Affiliate of Sprint), and the Mobile Company. Wireline revenues include revenues from the Telephone Company, Network Company, Cable Television Company, Converged Services (voice and video) and the Long Distance Company. Other revenues are comprised of the revenues of Converged Services (Internet), ShenTel Service Company, the Leasing Company, ShenTel Communications Company and the Holding Company.

Selected Operating Statistics

The following table shows selected operating statistics of the Company for the most recent five quarters. This information is provided as a supplement to the financial statements. The table does not include NTC information.

(Unaudited)                                   June 30       Mar. 31,      Dec. 31,     Sept. 30,      Jun. 30,
                                                2005          2005          2004          2004          2004
                                              ----------------------------------------------------------------
Telephone Access Lines                         24,877        24,802        24,691        24,818        24,867
Cable Television Subscribers                    8,627         8,607         8,631         8,684         8,709
Dial-up Internet Subscribers                   14,052        14,829        15,051        15,817        16,422
DSL Subscribers                                 3,427         2,923         2,646         2,152         1,856
Retail PCS Subscribers                        112,090       106,924       102,613        98,053        94,475
Wholesale PCS Users                      (1)   32,733        31,504        27,337        19,603        18,059
Long Distance Subscribers                      10,258        10,055         9,918         9,719         9,559
Fiber Route Miles                                 576           574           557           554           554
Total Fiber Miles                              29,566        29,462        28,830        28,771        28,770
Long Distance Calls (000)                (2)    6,808         6,326         6,265         6,117         6,228
Total Switched Access Minutes (000)            70,419        67,824        66,449        63,867        60,874
Originating Switched Access MOU (000)          19,570        19,376        18,870        18,596        18,280
Employees (full time equivalents)        (3)      408           358           374           303           284
CDMA Base Stations (sites)                        288           280           271           261           257
Towers (100 foot and over)                         81            81            80            78            78
Towers (under 100 foot)                            11            11            11            10            10
PCS Market POPS (000)                    (4)    2,199         2,199         2,199         2,168         2,168
PCS Covered POPS (000)                   (4)    1,649         1,642         1,629         1,611         1,610
PCS Ave. Monthly Retail Churn %          (5)      1.9%          2.1%          2.2%          2.2%          1.9%

(1) - Wholesale PCS Users are private label subscribers with numbers homed in the Company's wireless network service area.

(2) - Originated by customers of the Company's Telephone subsidiary.

(3) - The June 30, 2005 employee count includes 44 summer interns.

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

The following table shows selected operating statistics for NTC. This information is provided as a supplement to the financial statements.

                                                    At March 31, 2005
                                      -----------------------------------------------
                                                           Subscribers
                                              ---------------------------------------

                                      Accounts     Network       Cable          Phone
                                      -----------------------------------------------
Bulk Properties                (1)          40       9,527       2,893          6,002
Retail Properties              (2)      11,546      11,419       5,577(3)       3,725
NTC Properties Served          (4)         113

                                                     At June 30, 2005
                                      -----------------------------------------------
                                                           Subscribers
                                              ---------------------------------------

                                      Accounts     Network       Cable          Phone
                                      -----------------------------------------------
Bulk Properties                (1)          36       8,768       2,622          6,244
Retail Properties              (2)       9,708       9,261       4,356(3)       2,830
NTC Properties Served          (4)         114

(1) - Service is provided under a single contract with the property owner who typically provides service to tenants as part of their lease. During the second quarter 2005, 4 bulk accounts migrated to retail.

(2) - Service is provided under single contracts with the individual subscribers.

(3) - Includes a limited number of premium cable subscribers whose basic cable service is included in Bulk Cable Subscribers.

(4) - Multi-unit housing complexes where NTC provides service.

The decrease in the number of NTC subscribers, from March 31, 2005 to June 30, 2005, is primarily due to the seasonality of NTC's customer base, which is primarily college students living in off-campus student housing.

Significant Transactions

In connection with the November 30, 2004 acquisition of NTC, the Company has notified the sellers it has claims for the entire $1 million held in escrow for payment of specified liabilities. The sellers have disputed a number of the Company's claims. The final disposition of the escrow is expected to be resolved in 2005.

Results of Operations

Summary

The Company's three major lines of business are wireless, wireline and other businesses. Each of the three areas has unique issues and challenges that are critical to the understanding of the operations of the Company. The wireless business is made up of two different operations, the PCS operation and the tower business. The wireline business is made up of traditional local telephone operations, the franchise cable TV operation, fiber network leasing, a company that resells long-distance and, beginning December 2004, the voice and video services of NTC. Other business includes the Company's Internet services provided through Shentel Services and NTC, the Interstate 81 corridor Travel 511 project, which expired on January 31, 2005, and the sales and service of telecommunications systems.

The Company's strategy is to expand its services and the geographic areas served. This strategy has been implemented primarily through enhancing the PCS network, under the national brand of Sprint, and the November 30, 2004 acquisition of NTC. The Company's efforts to market its services in the expanded PCS network area resulted in new subscribers purchasing phones and services, which continued to increase revenues during the three months ended June 30, 2005. The Company had 288 PCS base stations in service at June 30, 2005, compared to 257 base stations in service at June 30, 2004. This increase in base stations is primarily the result of supplementing network capacity and further extending coverage along highly traveled secondary roads in the Company's market areas. NTC properties served increased from 107 at December 31, 2004 to 114 at June 30, 2005.

The Company operates its wireless network as a PCS affiliate of Sprint. The Company receives revenues from Sprint for subscribers that obtain service in the Company's network coverage area and other subscribers that use the Company's network when they use PCS service within the Company's service area. The Company relies on Sprint to provide timely, accurate and complete information for the Company to record the appropriate revenue and expenses for each financial period.

Through Sprint, the Company began receiving revenue from wholesale resellers in late 2002. The Company's cost to handle this traffic is the incremental cost to provide the necessary network capacity.

For the seventh consecutive quarter, the Company's PCS operation recorded profitable operations, largely as a result of the PCS operation surpassing a break-even level of revenue generated by the number of customers in the Company's service area. Surpassing the break-even level has enabled the Company to cover the fixed costs of operation in addition to the coverage of the variable costs. The PCS operation achieved this level due to more favorable pricing from Sprint for back office services such as customer care, a continued favorable net travel position, increased wholesale revenues and a larger customer base. A change in the contract with Sprint or change in economic conditions could have an impact on the results of the PCS operation.

The Company's net travel and wholesale roaming, including the long distance and 3G data portions of that traffic, increased to a $2.9 million net contribution to operating income for the current quarter, compared to a $2.7 million net contribution to operating income for the same quarter last year. The Company's travel receivable minutes increased 16.0% to 83.3 million and the travel payable minutes increased by 21.3% to 60.4 million, compared to the second quarter of 2004. The increases in travel minutes receivable and payable are primarily the result of an increase in usage of the Company's network facilities by subscribers based in other markets and growth in subscribers in the Company's markets using PCS service outside of the Company's service area.

On a per-subscriber basis, the Company's average of travel payable minutes increased to 184 minutes in the second quarter of 2005, which represented an increase of 8 minutes from the second quarter of 2004. A continuation of this trend could negatively affect the results of the PCS operation and overall results of the Company absent any changes in the Company's arrangements with Sprint.

In the second quarter of both 2005 and 2004, the Company's average PCS retail customer turnover, or churn rate was 1.9%. To date, Wireless Local Number Portability has not had a significant effect on the churn rate, although there is no certainty that the rate will not be affected in future periods. In the second quarter of 2005, there was an increase in PCS bad debt expense to 3.0% of PCS service revenues compared to 1.4% in second quarter 2004. The second quarter 2004 bad debt expense of 1.4% was low relative to the other quarters in 2004. Although management continues to monitor receivables, collection efforts and new subscriber credit ratings, there is no certainty that the bad debt expense will not continue to increase in the future.

The wireline business is made up of traditional telephony, cable TV, fiber network operations, the Company's long-distance resale business and the phone and video services of NTC. The Company's primary service area for the telephone, cable TV and long-distance business is Shenandoah County, Virginia. The county is a rural area in northwestern Virginia, with a population of approximately 38,000 inhabitants, which has increased by approximately 3,000 since 2000. While a number of new housing developments are being planned for Shenandoah County, the potential for significant numbers of additional wireline customers in the Shenandoah County operating area is limited. NTC Communications provides local and long distance voice and video services on an exclusive and non-exclusive basis to multi-dwelling unit communities throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee and Mississippi.

Growth in new housing starts in the Company's local telephone area resulted in an increase of 75 access lines during the second quarter of 2005. While this is the second consecutive quarter during which there has been a net increase in access lines, the trend over the prior several quarters has been a decline in subscribers. Migration to wireless and DSL services are believed to have caused the decline. Although the construction of new homes within Shenandoah County appears to have moderated and even reversed this trend, for the second quarter, based on industry experience and national trends, the Company believes that a downward trend in telephone subscriber counts could re-emerge.

Other revenues include Internet and data services, both dial-up and DSL high-speed service. The Company's DSL subscribers are in the local telephone service area. The Company's dial-up subscribers are in seven counties in the northern Shenandoah Valley of Virginia, western Maryland and eastern West Virginia. The Company has seen a 2,370 subscriber decline in dial-up subscriptions over the last year. From June 30, 2004 to June 30, 2005, the number of DSL subscribers increased by 1,571 or 84.6%. The DSL growth in the last year is driven by customer desire for faster Internet connections.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

General

Total revenues for the second quarter of 2005 were $35.5 million, which represented an increase of $5.6 million, or 18.8%, compared to $29.9 million for the second quarter of 2004. Total revenues include wireless revenue of $23.8 million, which increased by $3.3 million, or 15.9%; wireline revenues of $9.2 million, which increased by $1.6 million, or 20.6%; and other revenues of $2.5 million, which increased $0.8 million from the second quarter of 2004. Operating income decreased $0.3 million, to $4.7 million, compared to $5.0 million for the same period in 2004. Net income per diluted share was $0.33 per share for the 2005 second quarter, compared to $0.38 per share for the 2004 second quarter. As a result of the November 30, 2004 acquisition of NTC, the second quarter of 2005 includes a $1.0 million operating loss for NTC compared to the second quarter of 2004 which does not include NTC. The startup loss from NTC was expected as the Company integrates NTC's operations and builds upon NTC's growth potential.

Revenues

Wireless revenues are primarily derived from the PCS business. As of June 30, 2005, the Company had 112,090 retail PCS subscribers. The PCS operation added 17,615 net retail subscribers since June 30, 2004, and 9,477 since December 31, 2004. In addition, net wholesale users increased by 14,674 since June 30, 2004 and 5,396 since December 31, 2004. Wireless service revenues from retail customers were $15.0 million for the second quarter of 2005, which represented an increase of $2.3 million, or 17.9%, compared to $12.7 million for the second quarter of 2004.

PCS travel, wholesale and roaming revenues combined for the second quarter 2005 were $7.2 million, which represented a $0.9 million, or 14.8%, increase compared to the travel, wholesale and roaming revenue for the second quarter of 2004. The travel, wholesale and roaming revenue increase, which resulted from an increase in travel usage and growth in wholesale minutes, was offset in part by a decline in roaming usage for the same period.

PCS equipment sales increased $16 thousand, or 2.0%, to $0.8 million for the second quarter of 2005. The increase was primarily due to more gross new PCS subscribers and a lower phone price in the second quarter of 2005 and more subscribers upgrading their handsets to access new features provided with the service.

The remainder of the Company's wireless revenue was generated through the Company's tower business. Tower revenue was $0.8 million for the second quarter of 2005, compared to $0.7 million for the second quarter of 2004.

Wireline revenues were $9.2 million in the 2005 second quarter, which represented an increase of $1.6 million, or 20.6%, from the second quarter of 2004. The increase was the result of $1.4 million in video and phone service revenues from NTC. The remaining $0.2 million increase was primarily due to an increase in directory advertising, long distance services and a Shenandoah Cable television rate increase in January 2005. Total switched minutes of use on the local telephone network increased by 15.7% compared to the second quarter of 2004, however, access revenues did not increase due to declining wireline rates. The mix of minutes that terminate to wireless carriers compared to total minutes shifted from 40.8% for the second quarter of 2004 to 51.1% for the second quarter of 2005. The increase in minutes was primarily attributable to wireless traffic transiting the Company's telephone network.

Other revenues of $2.5 million increased $0.8 million compared to other revenues for the second quarter of 2004. Internet revenues increased $1.0 million, which includes $0.9 million from NTC. The total subscriber base for the dial-up and DSL Internet services provided by Shentel Services was 17,479 as of June 30, 2005, compared to 18,278 as of June 30, 2004, a decrease of 4.4%. While the subscribers to DSL service increased 1,571 or 84.6%, compared to the June 30, 2004 subscriber base, there was a decline of 2,370 dial-up subscribers, or 14.4%, from the level at June

30, 2004. The Company has experienced increased dial-up subscriber deactivations due to migration to competing high-speed Internet services, including the Company's DSL services. The Travel 511 contract revenue from the Virginia Department of Transportation, which expired January 31, 2005, resulted in a decrease of $0.3 million in other revenue compared to the second quarter 2004.

Operating Expenses

Total operating expense for the second quarter of 2005 was $30.8 million, which represented an increase of $6.0 million, or 24.1%, compared to the second quarter of 2004. The higher operating expense was primarily attributable to the inclusion of $3.3 million from NTC's operations, with the remaining $2.7 million increase, exclusive of NTC, primarily the result of $1.6 million in expense related to the increase in the number of PCS subscribers and expanded PCS network operations and a $1.1 million increase in selling, general and administrative expenses.

Costs of goods and services were $5.7 million, which represented an increase of $1.8 million, or 46.0%, from the second quarter of 2004. Costs associated with NTC account for $1.0 million of the increase with the remaining increase primarily due to higher volumes of handsets sold through Company owned stores and PCS handset commissions and subsidies paid to third-party retailers. The cost of handset upgrades sold to existing customers is expected to increase as the customer base matures and handset manufacturers introduce new technologies in new handsets. During the second quarter of 2005, the Company added 11,355 gross new PCS subscribers compared to 10,201 in the second quarter of 2004.

Network operating costs for the second quarter of 2005 were $10.2 million, which represented an increase of $1.1 million, or 11.5%, compared to the second quarter of 2004. The increase was primarily the result of NTC's network operating costs of $0.5 million and an increase in PCS travel and line costs of $0.8 million. The travel costs increased due to an increase in subscribers and an increase in the average travel minutes used by the Company's subscribers on the Sprint or Sprint affiliate networks not operated by the Company.

Depreciation and amortization expense for the 2005 second quarter was $5.5 million, which represented an increase of $1.1 million, or 25.0%, compared to $4.4 million for the second quarter of 2004. The increase is primarily due to NTC's depreciation expense for the second quarter of 2005 of $0.7 million, new assets in the PCS and telephone operations and a change in depreciable asset lives in the fourth quarter of 2004.

Selling, general and administrative costs were $9.4 million, which represented an increase of $2.0 million, or 27.6%. NTC's costs for second quarter 2005 were $1.0 million and the Sprint customer care costs increased $0.3 million from the second quarter of 2004. Stock Appreciation Rights (SARS) expense was $0.5 million for the second quarter 2005, due to a significant increase in the Company's stock price, and the remaining $0.2 million increase was related to salary and benefits expense for new and existing employees.

Other Income (Expense)

Losses on external investments totaled $11 thousand in the second quarter of 2005, compared to a $146 thousand gain in the second quarter of 2004. Second quarter 2005 interest expense decreased by $3 thousand, or 0.5%, compared to the second quarter of 2004. The Company's total debt as of

June 30, 2005 was $38.1 million, compared to $41.2 million as of June 30, 2004 and $52.3 million as of December 31, 2004. The decrease in borrowings from December 31, 2004 to June 30, 2005 was the result of the second quarter 2005 repayment of a revolving line of credit with CoBank.

The Company's 2005 second quarter net income was $2.5 million compared to $2.9 million in the second quarter of 2004. The reduction is due primarily to NTC's $0.8 million net loss and the $0.5 million SARS expense.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

General

Total revenues for the six months ended June 30, 2005 was $69.9 million, which represented an increase of $12.3 million, or 21.4%, compared to $57.6 million for the six months ended June 30, 2004. Total revenues include wireless revenue of $46.4 million, which increased by $7.0 million, or 17.7%; wireline revenues of $18.4 million, which increased by $3.6 million, or 24.6%; and other revenues of $5.1 million, which increased $1.7 million from the six months ended June 30, 2004. Operating income was $9.3 million for both the first six months of 2005 and 2004. Net income per diluted share was $0.64 per share for the 2005 six month period, compared to $0.68 per share for the same period of 2004. As a result of the November 30, 2004 acquisition of NTC, the six months ended June 30, 2005 includes a $1.8 million operating loss for NTC compared to the six months ended June 30, 2004 which does not include NTC. The startup loss from NTC was expected as the Company integrates NTC's operations and builds upon NTC's growth potential.

Revenues

Wireless revenues are primarily derived from the PCS business. Wireless service revenues were $29.2 million for the six months ended June 30, 2005, which represented an increase of $4.5 million, or 18.4%, compared to $24.7 million for the six months ended June 30, 2004.

PCS travel, wholesale and roaming revenues combined for the six months ended June 30, 2005 were $13.8 million, which represented a $2.2 million, or 18.7%, increase compared to the travel, wholesale and roaming revenue for the six months ended June 30, 2004. The travel, wholesale and roaming revenue increase, which resulted from an increase in travel usage and growth in wholesale minutes, was offset in part by a decline in roaming usage for the same period.

PCS equipment sales increased $0.1 million, or 6.7%, to $1.6 million for the six months ended June 30, 2005. The increase was primarily due to more gross new PCS subscribers and a lower phone price in the second quarter of 2005 and more subscribers upgrading their handsets to access new features provided with the service.

The remainder of the Company's wireless revenue was generated through the Company's tower business. Tower revenue was $1.6 million for the six months ended June 30, 2005, compared to $1.4 million for the six months ended June 30, 2004.

Wireline revenues were $18.4 million in the 2005 six month period, which represented an increase of $3.6 million, or 24.6%, from the 2004 six month period. The increase was the result of $2.8 million in video and phone service revenues from NTC. The remaining $0.8 million increase was primarily due to a January 2005 Shenandoah Cable Television rate increase amounting to $0.3 million, a $0.2 million increase in access revenues and a $0.2 million increase in directory advertising. Total switched minutes of use increased by 16.2% compared to the six months ended June 30, 2004. The mix of minutes that terminate to wireless carriers compared to total minutes shifted from 38.3% for the six months ended June 30, 2004 to 50.1% for the six months ended June 30, 2005. The increase in minutes was primarily attributable to wireless traffic transiting the Company's telephone network.

Other revenues of $5.1 million increased $1.7 million compared to other revenues for the 2004 six month period. Internet revenues increased $2.0 million with NTC contributing $1.8 million of the increase. The Travel 511 contract revenue from the Virginia Department of Transportation, which expired January 31, 2005, decreased by $0.5 million compared to six months ended June 30, 2004.

Operating Expenses

Total operating expense for the 2005 six month period was $60.6 million, which represented an increase of $12.3 million, or 25.5%, compared to the 2004 six month period. The higher operating expense was primarily attributable to the inclusion of $6.4 million from NTC's operations and an increase in selling, general and administrative expenses of $2.2 million, exclusive of NTC. The remaining $3.7 million is primarily the result of an increase in the number of PCS subscribers and the expanded PCS network operations.

Costs of goods and services were $11.2 million, which represented an increase of $3.5 million, or 46.5%, from the 2004 six month period. Costs associated with NTC account for $2.3 million of the increase with the remaining increase primarily due to higher volumes of handsets sold through Company owned stores and PCS handset commissions and subsidies paid to third-party retailers. The cost of handset upgrades sold to existing customers is expected to increase as the customer base matures and handset manufacturers introduce new technologies in new handsets. During the 2005 six month period, the Company added 22,074 gross new PCS subscribers compared to 20,544 in the 2004 six month period.

Network operating costs for the 2005 six month period were $19.9 million, which represented an increase of $2.5 million, or 14.1%, compared to the 2004 six month period. The increase was primarily the result of NTC's network operating costs of $0.9 million and an increase in PCS travel and line costs of $1.7 million. The travel costs increased due to an increase in subscribers and an increase in the average travel minutes used by the Company's subscribers on the Sprint or Sprint affiliate network not operated by the Company.

Depreciation and amortization expense for the 2005 six month period, was $10.9 million, which represented an increase of $2.2 million, or 25.0%, compared to $8.7 million for the 2004 six month period. The increase is primarily due to NTC's depreciation expense for the 2005 six month period of $1.4 million, new assets in the PCS and telephone operations and a change in depreciable asset lives in the fourth quarter of 2004.

Selling, general and administrative costs were $18.6 million, which represented an increase of $4.1 million, or 28.6%, compared to the 2004 six month period. NTC's costs for the 2005 six month period were $1.9 million and the Sprint customer care costs increased $0.5 million from the 2004 six month period. SARS expense was $0.6 million for the 2005 six month period, due to a significant second quarter increase in the Company's stock price, and the remaining $1.1 million increase related to salary and benefits expense for new and existing employees.

Other Income (Expense)

Losses on external investments totaled $0.3 million in the 2005 six month period, compared to a $0.1 million gain in the 2004 six month period. Interest expense increased by $53 thousand, or 3.4%, in the 2005 six month period compared to the 2004 six month period

The Company's net income for the 2005 six month period was $4.9 million compared to $5.2 million for the 2004 six month period. The reduction is due to NTC's $1.4 million net loss and the $0.6 million SARS expense.

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

As of June 30, 2005, the Company held shares in two companies that are publicly-traded, with the following market values: $42 thousand in Net IQ
(NTIQ), with 3,744 shares held, and $151 thousand in Deutsche Telekom, AG (DT), with 8,219 shares held.

Liquidity and Capital Resources

The Company generated $20.7 million in cash from operations in the 2005 six month period, compared to $13.7 million in the 2004 six month period. The $7.0 million increase from the 2004 six month period includes $5 million from escrow received in February 2005 related to the Company's February 2003 sale of its cellular operations.

The Company expects that operations will continue to generate positive cash flows.

As of June 30, 2005, the Company's total debt was $38.1 million, with an annualized overall weighted average interest rate of approximately 7.2%. As of June 30, 2005, the Company was in compliance with the covenants in its credit agreements. During the second quarter 2005, the Company reduced the outstanding balance of its revolving line of credit with CoBank by $12 million.

The Company is obligated to make future payments under various contracts, including amounts pursuant to its various long-term debt facilities, and non-cancelable operating lease agreements for retail space, tower space and cell sites.

Capital expenditures budgeted for 2005 total approximately $37.0 million, including approximately $20.0 million for additional PCS base stations, additional towers, additional sites and switch upgrades to enhance the PCS network, approximately $5.0 million for the telephone operation, $4.0 for NTC's operation and approximately $4.0 million for internal information technology expenditures and the implementation of new technologies. For the 2005 six month period, the Company spent $11.9 million on capital projects.

The Company's short-term and long-term cash needs, including working capital requirements, capital projects, debt payments, and dividend payments, are expected to be met from cash on hand, operating cash flow, and amounts expected to be available under the Company's existing financing facility. The Company may liquidate some of its investments to generate additional cash for its capital needs.

In connection with the November 30, 2004 acquisition of NTC, the Company has notified the sellers it may have claims for the entire $1 million held in escrow for payment of specified liabilities. The final disposition of the escrow is expected to be resolved in 2005.

Risks

On December 15, 2004, Sprint and Nextel Communications, Inc. announced that they had entered into a definitive agreement to merge. Nextel is a provider of digital wireless communications services in the Company's PCS service area. The impact of the Sprint Nextel merger on the Company's PCS operations is uncertain as of the date of this report. Based on currently available information and assuming that no changes are effected with respect to Sprint's agreements with the Company, it is possible that Sprint could be in violation of the exclusivity provisions of the Company's agreements with Sprint at some point following the completion of the Sprint Nextel transaction. The Company's agreements with Sprint provide for specific remedies in the event of a material violation by Sprint of such agreements. No determination has been made as to the impact on the value of the Company or its business of any of such remedies or whether any such remedy would be more or less favorable to the Company and its shareholders than the existing arrangements with Sprint or any new arrangements the Company may ultimately negotiate with Sprint.

In July 2005, Ubiquitel, Inc., iPCS Wireless, Inc, Enterprise Communications Partnership and Gulf Coast Wireless LP each filed actions seeking injunctive relief to prevent Sprint from breaching similar provisions of their respective agreements with Sprint. In particular, all of the complaints would enjoin Sprint from engaging in certain post-merger conduct in the respective parties' service areas, including the operation of the Nextel network, marketing, sales and promotional activities relating to Nextel products, and disclosing confidential business information, in each case in a manner that would violate Ubiquitel's, iPCS', Enterprise's and Gulf Coast Wireless' respective management agreements with Sprint. Shentel believes that the terms of such other companies' agreements with Sprint are substantially similar to the terms of the Company's agreement with Sprint. As of August 2, 2005, Sprint PCS has entered into forbearance agreements with Ubiquitel and iPCS . Under the respective forbearance agreements, Ubiquitel and iPCS each agreed not to seek certain injunctive or equitable relief against Sprint or Nextel relating to the matters specified in their complaints and Sprint agreed to certain parameters for the operation of Sprint's wireless business in the territories operated by Ubiquitel and iPCS following the completion of the merger involving Sprint and Nextel In light of these developments, the Company has and will continue to review and assess its options including but not limited to: initiating litigation; executing a forbearance agreement and/or seek changes to the existing relationship with Sprint.

As of the date hereof, the Company has had on-going discussions with Sprint regarding the continuance of their long-term relationship and the impact of the Sprint Nextel merger. As a result of the Sprint Nextel merger, Sprint may require the Company to meet additional program requirements, which the Company anticipates will increase capital expenditures and operating expenses. The Company is committed to working with Sprint to reach mutually acceptable arrangements with respect to the foregoing matters. There can be no assurances, however, that the Company and Sprint will be able to reach mutually acceptable arrangements, that a mutually acceptable arrangement will be reached prior to or subsequent to the closing of the Sprint Nextel merger or the likely impact on the Company or its relationship with Sprint of any such arrangements.

The Company believes that a significant portion of its PCS service area overlaps the service area operated by Nextel Partners under the Nextel brand. Nextel Partners is not a party to the Sprint Nextel merger. The agreements between Nextel Partners and Nextel contain exclusivity and other provisions that will remain in place following the Sprint Nextel merger until such time that Nextel Partners may be acquired by Sprint Nextel. The Company believes that the provisions under the agreements between Nextel and Nextel Partners may conflict with the Company's rights under its Management Agreement. Even if such provisions do not conflict, as long as Nextel Partners remains a stand-alone entity, the ability of the Company to fully realize any of the benefits from the merger of Sprint and Nextel may be limited. Furthermore, the continued operation by Nextel Partners of a competing network could have a negative impact on the Company's results of operations. Although the board of directors of Nextel Partners has recommended that its shareholders vote to put their Nextel Partners shares to Sprint Nextel following the merger, such an acquisition is unlikely to occur prior to 2006 and there can be no assurance that Nextel Partners' shareholders will accept the recommendation.

At June 30, 2005, the Company is one of ten PCS Affiliates of Sprint, and accordingly, is impacted by decisions and requirements adopted by Sprint in regard to its wireless operation. Management continually reviews its relationship with Sprint as new developments and requirements are added.

The Company's access revenue may be adversely impacted by legislative or regulatory actions that decrease access rates or exempt certain traffic from paying for access to the Company's regulated telephone network. The Federal Communications Commission is currently reviewing the issue of access charges as well as an overhaul of intercarrier compensation. An unfavorable change may have an adverse effect on the Company's telephone operations.

There has been a trend for incumbent local exchange carriers to see a decrease in access lines due to the effect of wireless and wireline competition and the elimination of second lines dedicated to dial-up Internet as customers migrate to broadband connections. Although the Company has not seen a material reduction in its number of access lines to date, and reported a slight increase during the 2005 six month period, the dominating nationwide trend has been a decline in the number of access lines. There is a significant risk that this trend could have a material adverse effect on the Company's telephone operations in the future.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), Share Based Payments, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 (R) replaces SFAS No. 123, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. The approach in SFAS 123 (R) is similar to the approach described in SFAS No. 123, however, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS No. 123 (R) will be effective for the Company beginning the first quarter 2006. The Company is still evaluating the impact of applying SFAS No. 123 (R), however, the Company does not believe the application will have a material impact on the Company's consolidated financial statements.

In March 2004, the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which provides new guidance for assessing impairment losses on debt and equity investments. EITF Issue No. 03-1 also includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective for the second quarter of 2005. The Company will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risks relate primarily to changes in interest rates on instruments held for other than trading purposes. The Company's interest rate risk involves three components, although the Company believes only the first component, outstanding debt with variable rates, is of any significance at this time. The Company has a $15 million variable rate revolving reducing credit facility with CoBank and, as of June 30, 2005, the outstanding debt balance was $1.2 million. The Company's remaining debt has fixed rates through its maturity. A 10.0% decline in market interest rates would increase the fair value of the fixed rate debt by approximately $1.0 million, while the estimated current fair value of the fixed rate debt is approximately $37.2 million.

The second component of interest rate risk is temporary excess cash, primarily invested in overnight repurchase agreements and short-term certificates of deposit and money market funds. The Company currently has approximately $5.2 million of cash equivalents in overnight repurchase agreements, which are accruing interest at rates of approximately 2.0% per year. The cash is currently in short-term investment vehicles that have limited interest rate risk. Management continues to evaluate the most beneficial use of these funds.

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

As of June 30, 2005, the Company's external investments totaled $7.3 million with $7.1 million of the total invested in privately-held companies directly or through investments with portfolio managers. Most of the companies are at an early stage of development, and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability. The Company's market risk is limited to the funds previously invested and an additional $0.8 million committed under contracts the Company has signed with portfolio managers.

ITEM 4. Controls and Procedures

Evaluation Regarding the Effectiveness of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Executive Vice President and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a - 15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005.

During the second fiscal quarter of 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

Under the Company's agreements with Sprint, Sprint provides the Company with billing, collections, customer care, certain network operations and other back office services for the PCS operation. As a result, Sprint remits to the Company approximately 65% of the Company's total revenues, while approximately 39% of the expenses reflected in the Company's consolidated financial statements relate to charges by or through Sprint for expenses such as billing, collections and customer care, roaming expense, long-distance, and travel. Due to this relationship, the Company necessarily relies on Sprint to provide accurate, timely and sufficient data and information to properly record the Company's revenues, expenses and accounts receivable, which underlie a substantial portion of the Company's periodic financial statements and other financial disclosures.

Information provided by Sprint includes reports regarding the subscriber accounts receivable in the Company's markets. Sprint provides the Company with monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level. The Company reviews these various reports to identify discrepancies or errors. However, under the Company's agreements with Sprint, the Company is entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 8% of revenue retained by Sprint. Because of the Company's reliance on Sprint for financial information, the Company must depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint's other PCS affiliate network partners. To address this issue, Sprint engages independent registered accountants to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70 ("SAS 70 reports"). The report is provided to the Company on semi-annual basis and covers a twelve-month period. The most recent report covers the period from April 1, 2004 to March 31, 2005. The most recent report indicated there were no material issues which would adversely affect the information used to support the recording of the revenues and expenses provided by Sprint related to the Company's relationship with them.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In April, 2005, Shenandoah Personal Communications Services Company (Shenandoah
PCS) submitted to arbitration a claim against Verizon South Inc., Verizon Virginia Inc., Verizon West Virginia Inc., Verizon Pennsylvania Inc., Verizon North Inc. and Verizon Maryland (collectively "Verizon") with respect to overcharges for completing local calls from Shenandoah PCS customers to Verizon's customers. On May 16, 2005,Verizon filed actions in the US District Court, Maryland District, and in the US District Court, Eastern District of Virginia, seeking to stay the arbitration proceedings. On July 18, 2005, Shenandoah PCS filed a response to Verizon's request for a stay and filed counterclaims against Verizon seeking the same relief as originally set forth in its demand for arbitration. Shenandoah PCS is claiming that Verizon failed to charge Shenandoah the interconnection rate that it was entitled to under a number of interconnection agreements negotiated between Sprint PCS (on behalf of Shenandoah PCS) and Verizon. In the alternative, Shenandoah PCS is claiming that Verizon failed to comply with federal law by not offering Shenandoah PCS the "mirror rate" as required by the FCC, and by charging Shenandoah PCS discriminatory rates. Although Verizon has acknowledged that Shenandoah PCS is entitled to the lower rate on a going forward basis, it has not refunded any overcharges for the period prior to November 2004. The Company estimates that the amount of overcharges for the period prior to November 2004 may be as much as $1.5 million; however, there can be no assurance that the Company will be able to recover the full amount. As of June 30, 2005, no amount has been recorded as a receivable in the Company's consolidated financial statements.

ITEM 4. Submissions of Matters to a Vote of Security Holders set forth below:

            (a) The Company held its 2005 annual meeting of shareholders on May 3, 2005.

            (c) The following sets forth information regarding the election of Directors and approval of the 2005 Shenandoah Telecommunications Company Stock Incentive Plan at the 2005 annual meeting. There were 7,644,538 shares of common stock outstanding as of the record date for, and entitled to vote at, the 2005 annual meeting, of which 5,541,785 shares were present in person or by proxy, and constituted a quorum.

            The shareholders approved a proposal to elect each of the three nominees to the board of directors for a three-year term, which will expire at the annual meeting of shareholders in 2008. The tabulation of votes on this proposal is as follows:

                NOMINEE                          FOR

                Douglas C. Arthur                5,428,029
                Tracy Fitzsimmons                5,372,009
                William A. Truban, Jr.           5,495,444

            The shareholders approved the 2005 Shenandoah Telecommunications Company Stock Incentive Plan with 5,228,281 voting for the proposal.

ITEM 6. Exhibits

            (a) The following exhibits are filed with this Quarterly Report on Form 10-Q:

            4.2 Amended and Restated Dividend Reinvestment Plan

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

                 SHENANDOAH TELECOMMUNICATIONS COMPANY
                 (Registrant)


August 5, 2005   /s/ Earle A. MacKenzie
                 ----------------------------
                 Earle A. MacKenzie
                 Executive Vice President and
                 Chief Financial Officer
                 (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

            Exhibit No.                               Exhibit
            -----------                               -------

               4.2                  Amended and Restated Dividend Reinvestment
                                    Plan

               31 Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

               32 Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.