Form 10-Q
period 2005-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2005-11-09
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registration is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |X|YES |_|NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at October 28, 2005
-------------------------                        -------------------------------
Common Stock, No Par Value                               7,672,637 Shares

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                                      INDEX

                                                                          Page
                                                                         Numbers
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Balance Sheets
              September 30, 2005 and December 31, 2004                     3-4

          Unaudited Condensed Consolidated Statements of Income for the
              Three and Nine Months Ended September 30, 2005 and 2004      5

          Unaudited Condensed Consolidated Statements of Cash Flows for
              the Nine Months Ended September 30, 2005 and 2004            6

          Unaudited Condensed Consolidated Statements of
              Shareholders' Equity and Comprehensive Income
              for the Nine Months Ended September 30, 2005 and the
              Year Ended December 31, 2004                                 7

          Notes to Unaudited Condensed Consolidated
              Financial Statements
                                                                           8-17

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                18-30

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       31

Item 4.   Controls and Procedures                                          31-32

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                32

Item 6.   Exhibits                                                         33

          Signatures
                                                                           34

          Exhibit Index
                                                                           35

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

Assets                                              September 30,   December 31,
                                                        2005           2004
                                                    -------------   ------------

Current Assets
  Cash and cash equivalents                           $  12,165      $  14,172
  Accounts receivable, net                                9,378          9,019
  Escrow receivable                                          --          5,000
  Income tax receivable                                      --          2,341
  Materials and supplies                                  2,706          2,108
  Deferred income taxes                                     680             --
  Prepaid expenses and other                              1,831          1,877
                                                      ---------      ---------
Total current assets                                     26,760         34,517

Securities and investments
  Available-for-sale securities                              --            232
  Other investments                                       7,163          7,018
                                                      ---------      ---------
Total securities and investments                          7,163          7,250

Property, plant and equipment, net                      158,503        156,252

Other Assets
 Intangible assets, net                                   3,201          3,547
 Cost in excess of net assets of business acquired       10,707          8,863
 Deferred charges and other assets, net                   1,046            818
                                                      ---------      ---------
Net other assets                                         14,954         13,228
                                                      ---------      ---------
Total Assets                                          $ 207,380      $ 211,247
                                                      =========      =========

(continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)

Liabilities and Shareholders' Equity               September 30,    December 31,
                                                       2005             2004
                                                   -------------    ------------

Current Liabilities
  Current maturities of long-term debt               $   4,486       $   4,372
  Accounts payable                                       8,021           6,003
  Advance billings and deposits                          4,224           3,566
  Income tax payable                                       372              --
  Current deferred taxes                                    --           1,453
  Other current liabilities                              7,628           6,452
                                                     ---------       ---------
Total current liabilities                               24,731          21,846

Long-term debt, less current maturities                 32,538          47,919

Other Liabilities
  Deferred income taxes                                 25,333          24,826
  Pension and other                                      2,098           2,859
                                                     ---------       ---------
Total other liabilities                                 27,431          27,685

Shareholders' Equity
  Common stock                                           7,201           6,319
  Retained earnings                                    115,479         107,413
  Accumulated other comprehensive income                    --              65
                                                     ---------       ---------
Total shareholders' equity                             122,680         113,797

                                                     ---------       ---------
Total Liabilities and Shareholders' Equity           $ 207,380       $ 211,247
                                                     =========       =========

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                              Three Months Ended           Nine Months Ended
(in thousands, except per share data)                           September 30,                September 30,
                                                              2005          2004          2005          2004
                                                           ---------------------------------------------------
Operating Revenues                                         $  37,320     $  31,103     $ 107,184     $  88,674
                                                           ---------------------------------------------------

Operating Expenses
 Cost of goods and services, exclusive of depreciation
   and amortization shown separately below                    14,533        11,869        41,405        33,271
 Selling, general and administrative, exclusive of
   depreciation and amortization shown separately below       11,681         8,762        34,592        27,024
 Depreciation and amortization                                 5,354         4,715        16,269        13,447
                                                           ---------------------------------------------------
Total operating expense                                       31,568        25,346        92,266        73,742
                                                           ---------------------------------------------------
Operating Income                                               5,752         5,757        14,918        14,932

Other Income (expense):
    Non-operating income (expense), net                          211           205           744           655
    Gain (loss) on investments, net                               55          (251)         (223)          (22)
    Interest expense                                            (777)         (756)       (2,400)       (2,327)
                                                           ---------------------------------------------------

Income before income taxes                                     5,241         4,955        13,039        13,238
Income tax provision                                          (2,083)       (1,844)       (4,973)       (4,934)
                                                           ---------------------------------------------------
Net income                                                 $   3,158     $   3,111     $   8,066     $   8,304
                                                           ===================================================

Net income per share, basic                                $    0.41     $    0.41     $    1.05     $    1.09
                                                           ===================================================
Net income per share, diluted                              $    0.41     $    0.41     $    1.05     $    1.09
                                                           ===================================================
Weighted average shares outstanding, basic                     7,666         7,613         7,652         7,608
                                                           ===================================================
Weighted average shares, diluted                               7,810         7,652         7,728         7,651
                                                           ===================================================

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    2005          2004
                                                                 -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                     $   8,066     $   8,304
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                     15,928        13,437
   Amortization                                                        341            10
   Stock based compensation expense                                    811            --
   Deferred income taxes                                            (1,590)        1,079
   Gain on sale of investments                                         (74)           --
   Loss (income) from patronage and equity investments                  84          (112)
   Loss on disposal of assets                                          258         1,036
   Other                                                              (824)          (42)
  Changes in assets and liabilities:
   (Increase) decrease in:
        Accounts receivable                                           (359)         (145)
        Materials and supplies                                        (599)         (117)
   Increase (decrease) in:
        Accounts payable                                             2,018         1,253
        Other prepaids, deferrals and accruals                       3,963         2,914
                                                                 -----------------------
Net cash provided by operating activities                           28,023        27,617

Cash Flows from Investing Activities
  Purchase and construction of plant and equipment, net
  of retirements                                                   (20,535)      (21,718)
  Net purchases of investment securities                              (156)         (668)
  Proceeds from investment activities                                  133           397
  Proceeds from sale of equipment                                       94            39
                                                                 -----------------------
Net cash used in investing activities                              (20,464)      (21,950)

Cash Flows from Financing Activities
  Principal payments on long-term debt                             (15,267)       (3,161)
  Proceeds from exercise of incentive stock options                    701           321
                                                                 -----------------------
Net cash used in financing activities                              (14,566)       (2,840)

Net cash used in continuing operations                              (7,007)        2,827
Net cash provided by discontinued operations from prior years        5,000            --
                                                                 -----------------------
Net increase in cash and cash equivalents                           (2,007)        2,827

Cash and Cash Equivalents
  Beginning                                                         14,172        28,696
                                                                 -----------------------
  Ending                                                         $  12,165     $  31,523
                                                                 =======================
Cash paid for:
 Interest paid                                                   $   2,388     $   2,352
 Income taxes paid (net of refunds)                              $   3,798     $  10,106

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands)

                                                                                         Accumulated
                                                                                            Other
                                                               Common      Retained     Comprehensive
                                                 Shares        Stock       Earnings         Income         Total
                                                ------------------------------------------------------------------
Balance, December 31, 2003                         7,593     $   5,733     $ 100,449      $      26      $ 106,208

  Comprehensive income:
   Net income                                         --            --        10,243             --         10,243
   Net unrealized change in
      securities available-for-sale,
      net of tax of $ (21)                            --            --            --             39             39
                                                                                                         ---------
        Total comprehensive income                                                                          10,282
                                                                                                         ---------

 Dividends declared ($ 0.43 per share)                --            --        (3,279)            --         (3,279)
  Common stock issued through the
      exercise of stock options                       37           586            --             --            586
                                                ------------------------------------------------------------------
Balance, December 31, 2004                         7,630     $   6,319     $ 107,413      $      65      $ 113,797

 Comprehensive income:
   Net income                                         --            --         8,066             --          8,066
   Net unrealized change in securities
     available-for-sale, net of tax of $35            --            --            --            (65)           (65)
                                                                                                         ---------
        Total comprehensive income                                                                           8,001

 Stock based compensation                             --           181            --             --            181
 Common stock issued through the
      exercise of stock options                       42           701            --             --            701
                                                ------------------------------------------------------------------
Balance, September 30, 2005                        7,672     $   7,201     $ 115,479      $      --      $ 122,680
                                                ==================================================================

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

3. In connection with the adoption of a new affiliates agreement which was approved by the Virginia State Corporation Commission effective January 1, 2005, and pursuant to assignment and assumption agreements between Shentel Management Company and Shenandoah Telephone Company, and the Company's other subsidiaries, effective January 1, 2005, all employees and certain assets and liabilities of these subsidiaries have been transferred to Shentel Management Company which will be the entity through which all shared services and shared assets will be provided to all existing and future affiliates of the Company. The new affiliates agreement had no impact on the consolidated financial statements.

Effective January 1, 2005, the Company implemented a new methodology for allocating all shared services and shared assets of the Company. The Company believes the new allocation methodology more accurately allocates labor, benefits and shared costs to its affiliates. FAS 131, "Disclosures about Segments of an Enterprise and Related Information" requires the Company to restate previously reported segment information following a change in the composition of an enterprise's segment information unless it is impractical to do so. Further, if the Company is unable to restate previously reported segment information, the Company is required to provide current-period segment information on both the old and new bases of segmentation in the year in which the change occurs unless it is impracticable to do so. Due to the nature of the change in allocation methodology, and the process to derive the allocation of shared costs, management has determined that it would be impractical to restate prior year segment information or calculate the allocation using both the old and new methods.

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

Grants of options under the Plan are accounted for in accordance with APB Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized under the Plan for years prior to 2004 since all such options were granted with an exercise price equal to the market price at the date of the grant. During the year ended December 31, 2004, the Company issued tandem awards of stock options and stock appreciation rights. The awards have been accounted for as stock appreciation rights and, therefore, the Company recorded a liability for the related expense since it is assumed the awards will be settled in cash. On March 18, 2005, the Company issued tandem awards of stock options and stock appreciation rights with a net-share settlement feature. The cash-settlement feature has been eliminated for the 2005 option grant. However, due to the net-share settlement feature, the Company accounts for these awards as stock appreciation rights and recognizes compensation expense over the vesting period to the extent the current stock price exceeds the exercise price of the options. Had compensation expense been recorded for the options based on fair values of the awards at the grant date (the method prescribed in SFAS No.
123), reported net income and earnings per share would have been reduced to the pro forma amounts shown in the following table for the three and nine months ended September 30:

(in thousands, except                              Three Months Ended         Nine Months Ended
per share amounts)                                    September 30,             September 30,
Net Income                                          2005         2004         2005         2004
                                                  -----------------------------------------------
  As reported                                     $  3,158     $  3,111     $  8,066     $  8,304
   Add: Recorded stock based compensation
  expense included in reported net income,
  net of related income tax effects                     --           --           --           16
  Deduct: Pro forma compensation expense,
  net of related income tax effects                     (7)         (19)         (48)         (60)
                                                  --------     --------     --------     --------
  Pro forma                                       $  3,151     $  3,092     $  8,018     $  8,260

Earnings per share, basic and diluted
  As reported, basic                              $   0.41     $   0.41     $   1.05     $   1.09
  As reported, diluted                                0.41         0.41         1.05         1.09
  Pro forma, basic                                    0.41         0.41         1.05         1.09
  Pro forma, diluted                              $   0.40     $   0.40     $   1.04     $   1.08

5. Basic net income per share was computed on the weighted average number of shares outstanding. Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options. For the three and nine months ended September 30, 2005, the dilutive net income per share was exclusive of approximately 157,000 and 148,000 stock options, respectively, that were anti-dilutive. The adjustments to net income reflect the impact of compensation related to stock appreciation rights recorded in the respective periods, and the impact of the pro forma compensation expense, both net of the income tax effect.

6. FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers. The Company has six reportable segments, which the Company operates and manages as strategic business units organized geographically and by lines of business: (1) PCS, (2) Telephone, (3) Converged Services (NTC), (4) Mobile, (5) Holding and (6) Other.

The PCS segment, as a PCS Affiliate of Sprint Nextel Corporation ("Sprint Nextel"), provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia.

The Telephone segment provides both regulated and unregulated telephone services and leases fiber optic facilities primarily throughout the Northern Shenandoah Valley.

The Converged Services segment provides local and long distance voice, video, and internet services on an exclusive and non-exclusive basis to multi-dwelling unit communities (primarily off-campus college student housing) throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee and Mississippi. Converged Services includes NTC Communications LLC (NTC), purchased by the Company on November 30, 2005.

The Mobile segment provides tower rental space to affiliates and non-affiliates in the Company's PCS markets and paging services throughout the northern Shenandoah Valley.

The Holding segment invests in both affiliated and non-affiliated companies.

In prior periods, the Company reported 11 segments, however, beginning with the September 30, 2005 quarterly report, the Company will report six segments with the following segments combined into "Other": ShenTel Service Company, Shenandoah Cable Television, Shenandoah Network Company, Shenandoah Long Distance Company, ShenTel Communications Company and Shentel Wireless Company. During the third quarter of 2005, Shenandoah Valley Leasing Company changed its name to Shentel Wireless Company to reflect the activities associated with the Company's Wireless Broadband Group. The Company believes that the new presentation will allow for a more meaningful discussion of the segment results.

A summary of unaudited external operating revenues (revenues generated from outside customers or subscribers), inter-segment eliminations (revenues and expenses generated between the Company's operating segments), operating expenses, operating income (loss), non-operating income (expense), income taxes and net income (loss) of each segment is as follows for the three months ended September 30, 2005 and September 30, 2004:

                      Three Months Ended September 30, 2005

                                                            Converged
                                                             Services                                                   Consolidated
In thousands (unaudited)                PCS     Telephone     (NTC)       Mobile      Holding     Other    Eliminations    Totals
                                     -----------------------------------------------------------------------------------------------
External Revenues
Service revenues                     $ 16,016    $  1,733    $  2,260    $     --    $     --    $  2,735    $   (113)    $ 22,631
Access charges                             --       3,058          --          --          --          --        (341)       2,717
Travel/roaming revenue                  7,386          --          --          --          --          --          --        7,386
Facilities and tower lease                 --       1,589          --       1,143          --         730      (1,358)       2,104
Equipment                                 920           5          12          --          --         231          --        1,168
Other                                     289         762          25          44          --         536        (342)       1,314
                                     ---------------------------------------------------------------------------------------------
Total external revenues                24,611       7,147       2,297       1,187          --       4,232      (2,154)      37,320
                                     ---------------------------------------------------------------------------------------------

Operating expenses
Costs of goods and services            10,167       1,382       2,125         342          --       2,359      (1,842)      14,533
Depreciation and amortization           3,181       1,080         448         178          16         451          --        5,354
Selling, general and administrative     7,547       1,568       1,183         137         383       1,175        (312)      11,681
                                     ---------------------------------------------------------------------------------------------
Total operating expenses               20,895       4,030       3,756         657         399       3,985      (2,154)      31,568
                                     ---------------------------------------------------------------------------------------------
Operating income (loss)                 3,716       3,117      (1,459)        530        (399)        247                    5,752

Non-operating income (expense)              3          99          12          45       1,019          12        (924)         266
Interest (expense)                       (447)       (109)       (270)        (80)       (652)       (143)        924         (777)
Income taxes                           (1,259)     (1,198)        738        (303)         13         (74)         --       (2,083)
                                     ---------------------------------------------------------------------------------------------
Net income (loss)                    $  2,013    $  1,909    $   (979)   $    192    $    (19)   $     42    $     --     $  3,158
                                     =============================================================================================

                      Three Months Ended September 30, 2004

                                                                                                                    Consolidated
In thousands (unaudited)                  PCS      Telephone      Mobile       Holding       Other    Eliminations     Totals
                                       -----------------------------------------------------------------------------------------
External Revenues
Service revenues                       $ 13,918     $  1,701     $     --     $     --     $  2,374     $   (125)     $ 17,868
Access charges                               --        3,124           --           --           --         (234)        2,890
Travel/roaming revenue                    5,888           --           --           --           --           --         5,888
Facilities and tower lease                   --        1,514        1,060           --          637       (1,197)        2,014
Equipment                                   863           11           --           --           79           --           953
Other                                       341          643           47           --          611         (152)        1,490
                                       ---------------------------------------------------------------------------------------
Total external revenues                  21,010        6,993        1,107           --        3,701       (1,708)       31,103
                                       ---------------------------------------------------------------------------------------

Operating expenses
Costs of goods and services               9,795        1,288          262            2        2,180       (1,658)       11,869
Depreciation and amortization             3,125        1,105          152            6          327           --         4,715
Selling, general and administrative       5,559        1,740          144          387          982          (50)        8,762
                                       ---------------------------------------------------------------------------------------
Total operating expenses                 18,479        4,133          558          395        3,489       (1,708)       25,346
                                       ---------------------------------------------------------------------------------------
Operating income (loss)                   2,531        2,860          549         (395)         212                      5,757

Non-operating income (expense)               --           61           21          463            7         (598)          (46)
Interest (expense)                         (411)         (71)         (63)        (685)        (124)         598          (756)
Income taxes                               (782)      (1,052)        (199)         229          (40)                    (1,844)
                                       ---------------------------------------------------------------------------------------
Net income (loss)                      $  1,338     $  1,798     $    308     $   (388)    $     55     $     --      $  3,111
                                       =======================================================================================

A summary of unaudited external operating revenues (revenues generated from outside customers or subscribers), inter-segment eliminations (revenues and expenses generated between the Company's operating segments), operating expenses, operating income (loss), non-operating income (expense), income taxes and net income (loss) of each segment is as follows for the nine months ended September 30, 2005 and September 30, 2004:

                      Nine Months Ended September 30, 2005

                                                               Converged
                                                               Services                                               Consolidated
In thousands (unaudited)                PCS      Telephone       (NTC)       Mobile    Holding    Other  Eliminations    Totals
                                     -----------------------------------------------------------------------------------------------
External Revenues
Service revenues                      $ 45,860    $  5,144    $  6,853    $     --    $     --    $  8,068    $   (345)   $ 65,580
Access charges                              --       9,080          --          --          --          --        (996)      8,084
Travel/roaming revenue                  20,099          --          --          --          --          --          --      20,099
Facilities and tower lease                  --       4,507          --       3,380          --       1,964      (3,588)      6,263
Equipment                                2,540          12          12          --          --         488          --       3,052
Other                                      894       2,322          58         117          --       1,716      (1,001)      4,106
                                     ---------------------------------------------------------------------------------------------
Total external revenues                 69,393      21,065       6,923       3,497          --      12,236      (5,930)    107,184
                                     ---------------------------------------------------------------------------------------------

Operating expenses
Costs of goods and services             29,850       3,964       5,095         898          --       6,622      (5,024)     41,405
Depreciation and amortization            9,240       3,285       1,806         529          47       1,362          --      16,269
Selling, general and administrative     22,558       4,864       3,257         435       1,037       3,347        (906)     34,592
                                     ---------------------------------------------------------------------------------------------
Total operating expenses                61,648      12,113      10,158       1,862       1,084      11,331      (5,930)     92,266
                                     ---------------------------------------------------------------------------------------------
Operating income (loss)                  7,745       8,952      (3,235)      1,635      (1,084)        905                  14,918

Non-operating income (expense)               4         188          18         111       2,734          31      (2,565)        521
Interest (expense)                      (1,273)       (256)       (730)       (203)     (2,116)       (387)      2,565      (2,400)
Income taxes                            (2,449)     (3,332)      1,572        (714)        187        (237)         --      (4,973)
                                     ---------------------------------------------------------------------------------------------
Net income (loss)                     $  4,027    $  5,552    $ (2,375)   $    829    $   (279)   $    312    $     --    $  8,066
                                     =============================================================================================

                      Nine Months Ended September 30, 2004

                                                                                                                    Consolidated
In thousands (unaudited)                  PCS      Telephone      Mobile       Holding       Other    Eliminations     Totals
                                       -----------------------------------------------------------------------------------------
External Revenues
Service revenues                       $ 39,044     $  5,131     $     --     $     --     $  7,230     $   (395)     $ 51,010
Access charges                               --        8,734           --           --           --         (704)        8,030
Travel/roaming revenue                   16,495           --           --           --           --           --        16,495
Facilities and tower lease                   --        4,500        3,091           --        1,898       (3,537)        5,952
Equipment                                 2,336           23           --           --          238           --         2,597
Other                                     1,068        1,953          159           --        1,845         (435)        4,590
                                       ---------------------------------------------------------------------------------------
Total external revenues                  58,943       20,341        3,250           --       11,211       (5,071)       88,674
                                       ---------------------------------------------------------------------------------------

Operating expenses
Costs of goods and services              27,213        3,834          843            6        6,305       (4,930)       33,271
Depreciation and amortization             8,644        3,274          457           89          983           --        13,447
Selling, general and administrative      17,571        5,140          470        1,246        2,738         (141)       27,024
                                       ---------------------------------------------------------------------------------------
Total operating expenses                 53,428       12,248        1,770        1,341       10,026       (5,071)       73,742
                                       ---------------------------------------------------------------------------------------
Operating income (loss)                   5,515        8,093        1,480       (1,341)       1,185                     14,932

Non-operating income (expense)               --          231           52        2,102           20       (1,772)          633
Interest (expense)                       (1,210)        (231)        (192)      (2,095)        (371)       1,772        (2,327)
Income taxes                             (1,589)      (2,993)        (532)         495         (315)                    (4,934)
                                       ---------------------------------------------------------------------------------------
Net income (loss)                      $  2,716     $  5,100     $    808     $   (839)    $    519     $     --      $  8,304
                                       =======================================================================================

The Company's assets by segment as of September 30, 2005, December 31, 2004, and September 30, 2004 are as follows:

In thousands                       September 30,   December 31,   September 30,
(unaudited)                            2005            2004           2004
                                   --------------------------------------------

PCS                                 $  72,742       $  81,090       $  78,170
Telephone                              62,532          59,507          60,147
Converged Services                     24,598          24,423              --
Mobile                                 18,920          17,335          16,869
Holding                               142,586         152,002         137,361
Other                                  22,703          23,256          21,343
                                    -----------------------------------------
Combined totals                       344,081         357,613         313,890
Inter-segment eliminations           (136,701)       (146,366)       (112,378)
                                    -----------------------------------------
Consolidated totals                 $ 207,380       $ 211,247       $ 201,512
                                    =========================================

See Note 3 for additional information about the new affiliates agreement to allocate all shared services and shared assets to all current and future affiliates of the Company. The Company's converged services segment initiated operations upon the acquisition of NTC on November 30, 2004.

7. Comprehensive income includes net income along with net unrealized gains and losses on the Company's available-for-sale investments, net of the related income tax effect. The following is a summary of comprehensive income for the periods indicated:

                                    Three Months Ended       Nine Months Ended
In thousands (unaudited)               September 30,           September 30,
                                    -------------------------------------------

                                      2005        2004        2005        2004
                                    -------------------------------------------
Net income                          $ 3,158     $ 3,111     $ 8,066     $ 8,304
Net unrealized income (loss)            (41)         (1)        (65)         (3)
                                    -------------------------------------------
Comprehensive income                $ 3,117     $ 3,110     $ 8,001     $ 8,301
                                    ===========================================

8. Certain amounts reported in the prior period financial statements have been reclassified to conform to the current period presentation, with no effect on net income or shareholders' equity, including the following reclassifications and changes in presentation:

      o As of September 30, 2005, the Company combined, for all periods presented, the income statement line items "network operating expenses" and "costs of goods and services". Costs of goods and services consists primarily of the cost of equipment sold, cost of long distance service resold, cost of video, phone and network services, cost of PCS travel and roaming services and cost of operating and maintaining the various networks.

      o During the quarter ended September 30, 2005, the Company recorded commission expense to selling, general and administrative expense. In prior periods, a portion of these costs were recorded to costs of goods and services. To conform to the current period presentation, for the nine months ended September 30, 2005, the Company reclassified $2.6 million in commission expense to selling, general and administrative expense. For the three and nine months ended September 30, 2004, the Company reclassified $(0.8) million and $1.7 million, respectively, of commission expense from costs of goods and services to selling, general and administrative expense.

9. The following table presents pension information for the periods presented.

                                                        Three Months Ended     Nine Months Ended
                                                           September 30,         September 30,
                                                        ----------------------------------------
In thousands (unaudited)                                  2005       2004       2005       2004
------------------------------------------------------------------------------------------------
Net periodic benefit cost recognized:
      Service cost                                       $  223     $  166     $  669     $  498
      Interest cost                                         211        189        633        567
      Expected return                                      (198)      (135)      (594)      (405)
      Amortization of unrecognized transition asset          --         (2)        --         (6)
      Amortization of unrecognized loss                      23         16         69         48
      Amortization of unrecognized prior service cost        17         17         51         51
                                                         ---------------------------------------
Total                                                    $  276     $  251     $  828     $  753
                                                         =======================================

10. As a result of the previously reported February 2003 sale of the Company's cellular operation, $5.0 million of the sales price was held in escrow and is reflected as an "Escrow receivable" at December 31, 2004 on the accompanying balance sheet. The Company received the entire $5.0 million in February 2005.

11. During the third quarter of 2005, the Company recorded an adjustment to the initial allocation of the purchase price related to the November 30, 2004 acquisition of NTC. Property, plant and equipment was reduced by approximately $1.5 million with a corresponding increase to goodwill. In connection with the November 30, 2004 acquisition of NTC, the Company has notified the sellers it has claims for the entire $1 million held in escrow for payment of specified liabilities. The sellers have disputed a number of the Company's claims. The final disposition of the escrow is expected to be resolved through arbitration in 2005. During the second quarter 2005, the Company reduced the outstanding balance of its revolving line of credit with CoBank by $12 million. The line of credit had been used to fund the acquisition of NTC.

12. On August 12, 2005, Sprint and Nextel Communications, Inc. completed the merger announced on December 15, 2004 to form Sprint Nextel Corporation. Since Nextel was a provider of digital wireless communications services in a small portion of the Company's PCS service area, the Sprint Nextel merger could have resulted in a violation of the exclusivity provisions of the Company's agreements with Sprint. However, prior to the Sprint Nextel merger, on August 9, 2005, Shenandoah Personal Communications Company ("Shentel"), a wholly owned subsidiary of the Company, entered into a Forbearance Agreement (the "Forbearance Agreement") with Sprint Corporation and certain of its subsidiaries relating to the management agreement between Shentel and Sprint. The Forbearance Agreement reflects Sprint Nextel's and the Company's desire to avoid litigation while they continue to discuss the possibility of changes to the management agreement in light of the merger between Sprint and Nextel Communications, Inc.

The Forbearance Agreement sets forth Sprint Nextel's agreement as to certain parameters for the operation of Nextel's wireless business in the territories operated by Shentel. The Agreement also sets forth Shentel's agreement not to initiate litigation or seek certain injunctive or equitable relief under certain circumstances, in each case during the period of time that the Forbearance Agreement remains in effect. The overall impact of the Sprint Nextel merger on the Company's PCS operations remains uncertain as of the date of this report. No determination has been made as to the impact on the value of the Company or its business of any of such remedies or whether any such remedy would be more or less favorable to the Company and its shareholders than the existing arrangements with Sprint Nextel or any new arrangements the Company may ultimately negotiate with Sprint Nextel.

The Company has had discussions with Sprint Nextel regarding the continuance of their long-term relationship and the impact of the Sprint Nextel merger. As a result of the Sprint Nextel merger, Sprint Nextel may require the Company to meet additional program requirements, which the Company anticipates would increase capital expenditures and operating expenses. The Company is committed to working with Sprint Nextel to reach mutually acceptable arrangements with respect to the foregoing matters. There can be no assurances, however, that the Company and Sprint Nextel will be able to reach mutually acceptable arrangements, that a mutually acceptable arrangement will be reached prior to or subsequent to the January 1, 2006 expiration of the Forbearance Agreement or as to the likely impact on the Company or its relationship with Sprint Nextel of any such arrangements.

The Company believes that a significant portion of its PCS service area overlaps the service area operated by Nextel Partners under the Nextel brand. Nextel Partners was not a party to the Sprint Nextel merger. The agreements between Nextel

Partners and Nextel contain exclusivity and other provisions that remain in place following the Sprint Nextel merger until such time that Nextel Partners may be acquired by Sprint Nextel. The Company believes that the provisions under the agreements between Nextel and Nextel Partners conflicts with the Company's rights under its Management Agreement. Even if such provisions do not conflict, as long as Nextel Partners remains a stand-alone entity, the ability of the Company to fully realize any of the benefits from the merger of Sprint and Nextel may be limited. Furthermore, the continued operation by Nextel Partners of a competing network could have a negative impact on the Company's results of operations. Although the shareholders of Nextel Partners have voted to put their Nextel Partners shares to Sprint Nextel, such an acquisition is unlikely to occur prior to 2006.

13. On August 4, 2005, the board of directors of the Rural Telephone Bank (the "RTB") adopted a number of resolutions for the purpose of dissolving RTB as of October 1, 2005. The proposed dissolution is subject to Congress passing the agricultural appropriations bill which contains language removing restrictions on the annual retirement of government stock in the RTB. The Company currently holds 10,821,770 shares of Class B and Class C RTB Common Stock ($1.00 par value) which is reflected on the Company's books at $796,000 under the cost method. As of the date hereof, the agricultural appropriations bill has been approved by both the House and Senate. If the President signs the agricultural appropriations bill with the necessary language, the Company has been advised that it can expect to receive the full par value of its shares or $10,821,770 in either the first or second quarter of 2006, with an estimated gain of $6.1 million, net of tax, recorded in the period the necessary legislation is enacted. However, there can be no assurance that the necessary legislation will be enacted or that changes will not be made to the proposed dissolution of RTB which would have the effect of either delaying or reducing the amount received by the Company.

14. In September 2005, the Company settled a claim against Verizon, with respect to overcharges for completing local calls from Shenandoah PCS customers to Verizon customers, for $750,000, which was received by the Company in September. In connection with the settlement, the Company recorded a third quarter reduction in PCS network costs of $750,000.

15. The Company's Board of Directors declared a cash dividend to shareholders of record on November 14, 2005, for $0.46 per share, payable on December 1, 2005. The total dividend will be approximately $3.7 million.

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

Overview

Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries. These subsidiaries provide local exchange telephone services, wireless personal communications services, as a Sprint Nextel PCS affiliate, as well as cable television, Internet and data services, long distance, sale of telecommunications equipment, fiber optics facilities, paging and leased tower facilities. The Company is the exclusive provider of wireless mobility communications network products and services on the 1900 MHz band under the Sprint Nextel brand from Harrisonburg, Virginia to Harrisburg, York and Altoona, Pennsylvania. The Company refers to the Chambersburg, Pennsylvania; Hagerstown, Maryland; Martinsburg, West Virginia; and Harrisonburg and Winchester, Virginia markets as its Quad States markets. The Company refers to the Altoona, Harrisburg, and York, Pennsylvania markets as its Central Penn markets. The Company's primary service area for the telephone, cable TV and long-distance business is Shenandoah County, Virginia. The county is a rural area in northwestern Virginia, with a population of approximately 38,000 inhabitants, which has increased by approximately 3,000 since 2000. While a number of new housing developments are being planned for Shenandoah County, the potential for significant numbers of additional wireline customers in the Shenandoah County operating area is limited. The Company established competitive local exchange carrier (CLEC) services on a limited basis during 2002. In addition, the Company sells and leases equipment, mainly related to services it provides, and also participates in emerging services and technologies by direct investment in non-affiliated companies. As a result of the NTC Communications, L.L.C. (NTC) acquisition on November 30, 2004, the Company, through its subsidiary Shentel Converged

Services, provides local and long distance voice, video, and internet services on an exclusive and non-exclusive basis to multi-dwelling unit (MDU) communities (primarily off-campus college student housing) throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee and Mississippi. In September 2005, the Company began an initiative to market wireless broadband products and services. The Company plans to move forward with its initiative to build networks and market wireless broadband to customers in selected markets in the mid-atlantic and southeastern United States.

As a result of the continuing growth and diversification of the Company, including, most recently, the November 30, 2004 acquisition of NTC and the September 2005 wireless broadband initiative, the Company believes that it is more meaningful to discuss the results of the Company both on a consolidated level and in detail by segment. The Company has six reportable segments, which the Company operates and manages as strategic business units organized geographically and by line of business: (1) PCS, (2) Telephone, (3) Converged Services (NTC), (4) Mobile, (5) Holding and (6) Other. In prior periods, the Company reported 11 segments, however, beginning with the September 30, 2005 quarterly report, the Company will report six segments with the following segments combined into "Other": ShenTel Service Company, Shenandoah Cable Television, Shenandoah Network Company, Shenandoah Long Distance Company, ShenTel Communications Company and Shentel Wireless Company. During the third quarter of 2005, Shenandoah Valley Leasing Company changed its name to Shentel Wireless Company to reflect the activities associated with the Company's Wireless Broadband Group. The Company believes that the new presentation will allow for a more meaningful discussion of the segment results.

Selected Operating Statistics

The following table shows selected operating statistics of the Company for the most recent five quarters. This information is provided as a supplement to the financial statements. The table does not include NTC information.

(Unaudited)                                  Sept. 30,    June 30    Mar. 31,    Dec. 31,    Sept. 30,
                                               2005        2005        2005        2004        2004
                                             ---------------------------------------------------------
Telephone Access Lines                         24,811      24,877      24,802      24,691      24,818
Cable Television Subscribers                    8,677       8,627       8,607       8,631       8,684
Dial-up Internet Subscribers                   13,273      14,052      14,829      15,051      15,817
DSL Subscribers                                 4,062       3,427       2,923       2,646       2,152
Retail PCS Subscribers                        116,460     112,090     106,924     102,613      98,053
Wholesale PCS Users                       (1)  33,848      32,733      31,504      27,337      19,603
Long Distance Subscribers                      10,318      10,258      10,055       9,918       9,719
Fiber Route Miles                                 579         576         574         557         554
Total Fiber Miles                              29,734      29,566      29,462      28,830      28,771
Long Distance Calls (000)                 (2)   6,808       6,808       6,326       6,265       6,117
Total Switched Access Minutes (000)            74,515      70,419      67,824      66,449      63,867
Originating Switched Access MOU (000)          20,627      19,570      19,376      18,870      18,596
Employees (full time equivalents)         (3)     375         408         358         374         303
CDMA Base Stations (sites)                        301         288         280         271         261
Towers (100 foot and over)                         82          81          81          80          78
Towers (under 100 foot)                            13          11          11          11          10
PCS Market POPS (000)                     (4)   2,199       2,199       2,199       2,199       2,168
PCS Covered POPS (000)                    (4)   1,658       1,649       1,642       1,629       1,611
PCS Ave. Monthly Retail Churn %           (5)    2.1%        1.9%        2.1%        2.2%        2.2%

(1) - Wholesale PCS Users are private label subscribers with numbers homed in the Company's wireless network service area.

(2) - Originated by customers of the Company's Telephone subsidiary.

(3) - The June 30, 2005 employee count includes 44 summer interns.

(4) - POPS refers to the estimated population of a given geographic area and is based on information purchased by Sprint Nextel from Geographic Information Services. Market POPS are those within a market area which the Company is authorized to serve under its Sprint Nextel agreements, and Covered POPS are those covered by the network's service area.

(5) - PCS Ave. Monthly Churn is the average of the three monthly churn calculations for the period.

Significant Transactions

In connection with the November 30, 2004 acquisition of NTC, the Company has notified the sellers it has claims for the entire $1 million held in escrow for payment of specified liabilities. The sellers have disputed a number of the Company's claims. The final disposition of the escrow is expected to be resolved through arbitration in 2005.

In September 2005, the Company settled a claim against Verizon, with respect to overcharges for completing local calls from Shenandoah PCS customers to Verizon customers, for $750,000, which was received by the Company in September. In connection with the settlement, the Company recorded a third quarter reduction in PCS network costs of $750,000.

Results of Operations

Consolidated

The Company's consolidated results in the third quarter and for the first nine months of 2005 and 2004 are summarized as follows:

                           Three Months Ended                           Nine Months Ended
(in millions)                 September 30,            Change             September 30,             Change
                            2005        2004         $        %         2005        2004          $         %
                         --------------------------------------------------------------------------------------
Operating revenues       $ 37,320    $ 31,103    $ 6,217     20.0    $ 107,184    $ 88,674    $ 18,510     20.9
Operating expenses         31,568      25,346      6,222     24.5       92,266      73,742      18,524     25.1
Operating income            5,752       5,757         (5)    (0.1)      14,918      14,932         (14)    (0.1)
Other income (expense)       (511)       (802)      (291)   (36.3)      (1,879)     (1,694)        185     10.9
Net income               $  3,158    $  3,111    $    47     15.1    $   8,066    $  8,304    $   (238)    (2.9)

Revenues

Revenues in the third quarter of 2005 increased $6.2 million, or 20.0%, and $18.5 million, or 20.9% for the first nine months of 2005 compared to the same period in 2004. The increase was driven primarily by the growth in the Company's PCS and Converged Services segments. For the three and nine months ended 2005, PCS increased $3.6 and $10.5, respectively, while Converged Services increased $2.3 and $6.9, respectively, compared to the same period in 2004. The Company purchased NTC on November 30, 2004, therefore there are no Converged Services results in the three and nine months ended September 30, 2004.

Operating expenses

Operating expenses in the third quarter of 2005 increased $6.2 million, or 24.5%, and $18.5 million, or 25.1% for the first nine months of 2005 compared to the same period in 2004. The increase was driven primarily by the growth in the Company's PCS and Converged Services segments. For the three and nine months ended 2005, PCS increased $2.4 million and $8.2, million respectively, while Converged Services increased $3.8 and $10.2, respectively.

Segment Results

PCS

                                       Three Months Ended                      Nine Months Ended
(in millions)                             September 30,          Change           September 30,          Change
                                         2005      2004        $        %        2005      2004        $         %
                                       -----------------------------------------------------------------------------
Segment operating revenues
Wireless service revenue               $16,016   $13,918   $ 2,098     15.1    $45,860   $39,044   $  6,816     17.5
 Travel and roaming revenue              7,386     5,888     1,498     25.4     20,099    16,495      3,604     21.9
 Equipment revenue                         920       863        57      6.6      2,540     2,336        204      8.7
 Other revenue                             289       341       (52)   (15.3)       894     1,068       (174)   (16.3)
                                       -----------------------------------------------------------------------------
  Total segment operating revenues      24,611    21,010     3,601     17.1     69,393    58,943     10,450     17.7
                                       -----------------------------------------------------------------------------
Segment operating expenses
 Costs of goods and services            10,167     9,795       372      3.8     29,850    27,213      2,637      9.7
 Depreciation and amortization           3,181     3,125        56      1.8      9,240     8,644        596      6.9
 Selling, general and administrative     7,547     5,559     1,988     35.8     22,558    17,571      4,987     28.4
                                       -----------------------------------------------------------------------------
  Total segment operating expenses      20,895    18,479     2,416     13.1     61,648    53,428      8,220     15.4
                                       -----------------------------------------------------------------------------
Segment operating income               $ 3,716   $ 2,531   $ 1,185     46.8    $ 7,745   $ 5,515   $  2,230     40.4
                                       =============================================================================

Shenandoah PCS Company, as a PCS affiliate of Sprint Nextel, provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia.

The Company receives revenues from Sprint Nextel for subscribers that obtain service in the Company's network coverage area and other subscribers that use the Company's network when they use PCS service within the Company's service area. The Company relies on Sprint Nextel to provide timely, accurate and complete information for the Company to record the appropriate revenue and expenses for each financial period.

The Company had 301 PCS base stations in service at September 30, 2005, compared to 261 base stations in service at September 30, 2004. This increase in base stations is primarily the result of supplementing network capacity and further extending coverage along more heavily traveled secondary roads in the Company's market areas.

Through Sprint Nextel, the Company began receiving revenue from wholesale resellers in late 2002. The Company's cost to handle this traffic is the incremental cost to provide the necessary network capacity.

The Company's net travel and wholesale roaming, including the long distance and 3G data portions of that traffic, increased to a $3.3 million net contribution to operating income for the current quarter, compared to a $3.1 million net contribution to operating income for the same quarter last year. The Company's travel receivable minutes increased 19.3% to 87.7 million and the travel payable minutes increased by 17.6% to 64.1 million, compared to the third quarter of 2004. The increases in travel minutes receivable and payable are primarily the result of an increase in usage of the Company's network facilities by subscribers based in other markets and growth in subscribers in the Company's markets using PCS service outside of the Company's service area.

On a per-subscriber basis, the Company's average of travel payable minutes increased to 186 minutes in the third quarter of 2005, which represented an increase of three minutes from the third quarter of 2004. A continuation of this trend could negatively affect the results of the PCS operation and overall results of the Company absent any changes in the Company's arrangements with Sprint Nextel.

In the third quarter of 2005, the Company's average PCS retail customer turnover, or churn rate, was 2.1%, compared to 2.2% in the third quarter of 2004. To date, Wireless Local Number Portability has not had a significant effect on the churn rate, although there is no certainty that the rate will not be affected in future periods. In the third quarter of 2005, there was an increase in PCS bad debt expense to 4.0% of PCS service revenues compared to 3.7% in third quarter 2004. Although management continues to monitor receivables, collection efforts and new subscriber credit ratings, there is no certainty that the bad debt expense will not continue to increase in the future.

Revenues

As of September 30, 2005, the Company had 116,460 retail PCS subscribers. The PCS operation added 4,370 net retail customers in the third quarter of 2005, 18,407 net retail subscribers since September 30, 2004, and 13,847 since December 31, 2004. In addition, net wholesale users increased by 1,115 in the third quarter of 2005, 14,245 since September 30, 2004 and 6,511 since December 31, 2004. For the three and nine months ended September 30, 2005, wireless service revenues from retail customers increased $2.1 million, or 15.1%, and $6.8 million, or 17.5%, respectively.

For the three and nine months ended September 30, 2005, PCS travel and roaming revenues increased $1.5 million and $3.6 million, respectively. The travel and roaming revenue increase resulted from an increase in travel usage.

During the third quarter 2005, the Company's PCS segment recorded Universal Service Fund revenues, covering the period from late 2004 to September 30, 2005, of $0.5 million.

For the three and nine months ended September 30, 2005, PCS equipment revenue increased $0.1 million, or 6.6%, and $0.2 million, or 8.7%, respectively. The increase was primarily due to more gross new PCS subscribers offset by a lower average phone price in 2005 and more subscribers upgrading their handsets to access new features provided with the service.

Costs of Goods and Services

For the three and nine months ended September 30, 2005, costs of PCS goods and services increased $0.4 million, or 3.8%, and $2.6 million, or 9.7%, respectively. For the three and nine months ended September 30, 2005, PCS travel costs increased $0.8 million, or 21.5%, to $4.5 million and $2.4 million, or 22.5%, to $12.5 million, respectively. The travel costs increased due to an increase in the Company's subscribers and an increase in the average travel minutes used by the Company's subscribers on the Sprint Nextel or Sprint Nextel affiliate networks not operated by the Company.

Costs of goods and services experienced additional increases due to the costs of the PCS phones sold to new and existing customers. During the third quarter of 2005, the Company added 11,624 gross new PCS subscribers compared to 9,975 in the third quarter of 2004. For the nine months ended September 30, 2005 and 2004, the Company added 33,685 and 30,512, respectively, gross new PCS subscribers.

Offsetting the increase, in the third quarter of 2005, the Company recorded a $0.8 million settlement received from Verizon (see Note 14 for further discussion.)

Selling, general and administrative

For the three and nine months ended September 30, 2005, selling, general and administrative costs increased $2.0 million, or 35.8%, and $5.0 million, or 28.4%, respectively, compared to 2004, primarily due to:

      o Commission expense increased $1.1 million and $1.0 million for the three and nine months ended September 30, 2005, respectively.

      o Corrections recorded in 2004 for over accrual of commission expense of $0.8 million and $1.1 million for the three and nine months ended September 30, 2004, respectively.

      o An increase in the amount paid to Sprint Nextel for the administration of the customer base of $0.3 million and $0.7 million for the three and nine months ended September 30, 2005, respectively, due to an increase in customers offset by a reduction in the cost per customer.

      o Rebates to customers have decreased $0.3 million and increased $0.3 million for the three and nine months ended September 30, 2005, respectively.

      o Increase in bad debt expense of $0.1 million and $0.5 million for the three and nine months ended September 30, 2005, respectively.

Telephone

                                       Three Months Ended                       Nine Months Ended
(in millions)                             September 30,         Change            September 30,          Change
                                         2005      2004       $        %        2005         2004      $        %
                                       ----------------------------------------------------------------------------
Segment operating revenues
 Service revenue - wireline            $ 1,733   $ 1,701   $   32      1.9    $  5,144   $  5,131   $   13       .3
 Access revenue                          3,058     3,124      (66)    (2.1)      9,080      8,734      346      4.0
 Facilities and tower lease revenue      1,589     1,514       75      5.0       4,507      4,500        7      0.2
 Equipment revenue                           5        11       (6)   (54.5)         12         23      (11)   (47.8)
 Other revenue                             762       643      119     18.5       2,322      1,953      369     18.9
                                       ----------------------------------------------------------------------------
  Total segment operating revenues       7,147     6,993      154      2.2      21,065     20,341      724      3.6
                                       ----------------------------------------------------------------------------
Segment operating expenses
 Costs of goods and services             1,382     1,288       94      7.3       3,964      3,834      130      3.4
 Depreciation and amortization           1,080     1,105      (25)    (2.3)      3,285      3,274       11      0.3
 Selling, general and administrative     1,568     1,740     (172)    (9.9)      4,864      5,140     (276)    (5.4)
                                       ----------------------------------------------------------------------------
  Total segment operating expenses       4,030     4,133     (103)    (2.5)     12,113     12,248     (135)    (1.1)
                                       ----------------------------------------------------------------------------
Segment operating income               $ 3,117   $ 2,860   $  257      9.0    $  8,952   $  8,093   $  859     10.6
                                       ============================================================================

The Telephone Company provides both regulated and unregulated telephone services and leases fiber optic facilities primarily throughout the northern Shenandoah Valley.

From September 30, 2004 to September 30, 2005, the Company's telephone access line count declined by 7 access lines. The decline is due to the migration to wireless and DSL services which has been, to some extent, offset by the increased customer base from the construction of new homes within Shenandoah County. Based on industry experience and national trends, the Company believes that a downward trend in telephone subscriber counts is likely.

Revenues

For the three and nine months ended September 30, 2005, total switched minutes of use on the local telephone network increased by 16.7% and 16.4%, respectively, compared to 2004; however, access revenues did not increase due to declining access rates. The mix of minutes that terminate to wireless carriers compared to total minutes shifted from 43.2% and 45.7% for the three and nine months ended September 30, 2004, respectively, to 51.6% and 50.6% for the three and nine months ended September 30, 2005, respectively. The increase in minutes was primarily attributable to the increase in wireless traffic transiting the Company's telephone network.

Directory revenue, included in "other revenues", increased during the third quarter 2005 by $82 thousand, or 19.1%, to $0.5 million and $275 thousand, or 20.8%, to $1.6 million in the first nine months of 2005.

Selling, general and administrative

Selling, general and administrative expense decreased during the third quarter 2005 by $0.2 million, or 9.9%, and $0.3 million, or 5.4%, in the first nine months of 2005, compared to 2004, due primarily to the new allocation methodology adopted by the Company in 2005 (See Note 3 for further discussion.)

Converged Services

                                       Three Months Ended                          Nine Months Ended
(in millions)                             September 30,            Change             September 30,            Change
                                          2005      2004        $         %          2005       2004         $         %
                                       ------------------------------------------------------------------------------------
Segment operating revenues
 Service revenue - wireline            $  2,260    $   --   $  2,260       --     $   6,853    $   --   $   6,853        --
 Equipment revenue                           12        --         12       --            12        --          12        --
 Other revenue                               25        --         25       --            58        --          58        --
                                       ------------------------------------------------------------------------------------
  Total segment operating revenues        2,297        --      2,297       --         6,923        --       6,923        --
                                       ------------------------------------------------------------------------------------
Segment operating expenses
 Costs of goods and services              2,125        --      2,125       --         5,095        --       5,095        --
 Depreciation and amortization              448        --        448       --         1,806        --       1,806        --
 Selling, general and administrative      1,183        --      1,183       --         3,257        --       3,257        --
                                       ------------------------------------------------------------------------------------
  Total segment operating expenses        3,756        --      3,756       --        10,158        --      10,158        --
                                       ------------------------------------------------------------------------------------
Segment operating loss                 $ (1,459)   $   --   $ (1,459)      --     $  (3,235)   $   --   $  (3,235)       --
                                       ====================================================================================

The Converged Services segment primarily consists of NTC, which provides local and long distance voice, data and video services on an exclusive and non-exclusive basis to multi-dwelling unit communities throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee and Mississippi.

The Company purchased NTC on November 30, 2004, and prior to that date had no other activities in this segment, therefore, there are no Converged Services results in the three and nine months ended September 30, 2004.

The following table shows selected operating statistics for NTC. This information is provided as a supplement to the financial information.

                                                At March 31, 2005
                                  ----------------------------------------------
                                                         Subscribers
                                              ----------------------------------

                                  Accounts       Network      Video        Phone
                                  ----------------------------------------------
Bulk Accounts               (1)         40         9,527      2,422        6,002
Retail Accounts             (2)     11,546        11,419      5,570        3,725
NTC Properties Served       (3)        112

                                                At June 30, 2005
                                  ----------------------------------------------
                                                         Subscribers
                                              ----------------------------------

                                  Accounts      Network       Video        Phone
                                  ----------------------------------------------
Bulk Accounts               (1)         36        8,768       2,275        6,244
Retail Accounts             (2)      9,708        9,261       4,346        2,830
NTC Properties Served       (3)        111

                                              At September 30, 2005
                                  ----------------------------------------------
                                                         Subscribers
                                              ----------------------------------

                                  Accounts      Network       Video        Phone
                                  ----------------------------------------------
Bulk Accounts               (1)         41       10,095       2,381        6,282
Retail Accounts             (2)     10,945       11,763       6,043        3,561
NTC Properties Served       (3)        108

(1) - Service is provided under a single contract with the property owner who typically provides service to tenants as part of their lease.

(2) - Service is provided under contract with individual subscribers.

(3) - Multi-unit housing complexes where NTC provides service.

The decrease in the number of NTC subscribers, from March 31, 2005 to June 30, 2005 and the subsequent increase from June 30, 2005 to September 30, 2005, is primarily due to the seasonality of NTC's customer base, which is primarily college students living in off-campus student housing.

Revenues

For the three and nine months ended September 30, 2005, service revenues consisted of voice, video and data services.

Costs of goods and services

For the three and nine months ended September 30, 2005, costs of goods and services reflect both the cost of purchasing video and voice services and the network costs to provide internet services to customers and network maintenance and repair.

Mobile

                                                    Three Months Ended                      Nine Months Ended
(in millions)                                          September 30,         Change            September 30,         Change
                                                      2005      2004       $         %        2005      2004       $         %
                                                    -----------------------------------------------------------------------------
Segment operating revenues
 Facilities and tower lease revenue-affiliate       $   347   $   324   $   23       7.1    $ 1,026   $   967   $    59       6.1
 Facilities and tower lease revenue-non-affiliate       796       736       60       8.2      2,354     2,124       230      10.8
 Other revenue                                           44        47       (3)     (6.4)       117       159       (42)    (26.4)
                                                    -----------------------------------------------------------------------------
  Total segment operating revenues                    1,187     1,107       80       7.2      3,497     3,250       247       7.6
                                                    -----------------------------------------------------------------------------
Segment operating expenses
 Costs of goods and services                            342       262       80      30.5        898       843        55       6.5
 Depreciation and amortization                          178       152       26      17.1        529       457        72      15.8
 Selling, general and administrative                    137       144       (7)     (4.9)       435       470       (35)     (7.4)
                                                    -----------------------------------------------------------------------------
  Total segment operating expenses                      657       558       99      17.7      1,862     1,770        92       5.2
                                                    -----------------------------------------------------------------------------
Segment operating income                            $   530   $   549   $  (19)     (3.5)   $ 1,635   $ 1,480   $   155      10.5
                                                    =============================================================================

The Mobile Company provides tower rental space to affiliated and non-affiliated companies in the Company's PCS markets and paging services throughout the northern Shenandoah Valley.

For the three and nine months ended September 30, 2005, the Mobile Company did not have any significant items that need to be discussed.

Liquidity and Capital Resources

The Company generated $28.0 million in cash from operations in the 2005 nine month period, compared to $27.6 million in the 2004 nine month period. The Company expects that operations will continue to generate positive cash flows.

As of September 30, 2005, the Company's total debt was $37.0 million, with an annualized overall weighted average interest rate of approximately 7.2%. As of September 30, 2005, the Company was in compliance with the covenants in its credit agreements. During the second quarter 2005, the Company reduced the outstanding balance of its revolving line of credit with CoBank by $12 million.

The Company is obligated to make future payments under various contracts, including amounts pursuant to its various long-term debt facilities, and non-cancelable operating lease agreements for retail space, tower space and cell sites.

Capital expenditures budgeted for 2005 total approximately $37.0 million, including approximately $20.0 million for additional PCS base stations, additional towers, additional sites and switch upgrades to enhance the PCS network, approximately $5.0 million for the telephone operation, $4.0 for NTC's operation and approximately $4.0 million for internal information technology expenditures and the implementation of new technologies. For the 2005 nine month period, the Company spent $25.6 million on capital projects.

The Company's short-term and long-term cash needs, including working capital requirements, capital projects, debt payments, and dividend payments, are expected to be met from cash on hand, operating cash flow, and amounts expected to be available under the Company's existing financing facility. The Company may liquidate some of its investments to generate additional cash for its capital needs.

In connection with the November 30, 2004 acquisition of NTC, the Company has notified the sellers it may have claims for the entire $1 million held in escrow for payment of specified liabilities. The final disposition of the escrow is expected to be resolved through arbitration in 2005.

The Company's Board of Directors declared a cash dividend to shareholders of record on November 14, 2005, for $0.46 per share, payable on December 1, 2005. The total dividend will be approximately $3.7 million.

Risk Factors

On August 12, 2005, Sprint and Nextel Communications, Inc. completed the merger announced on December 15, 2004 to form Sprint Nextel Corporation. Since Nextel was a provider of digital wireless communications services in a small portion of the Company's PCS service area, the Sprint Nextel merger could have resulted in a violation of the exclusivity provisions of the Company's agreements with Sprint. However, prior to the Sprint Nextel merger, on August 9, 2005, Shenandoah Personal Communications Company ("Shentel"), a wholly owned subsidiary of the Company, entered into a Forbearance Agreement (the "Forbearance Agreement") with Sprint Corporation and certain of its subsidiaries relating to the management agreement between Shentel and Sprint. The Forbearance Agreement reflects Sprint Nextel's and the Company's desire to avoid litigation while they continue to discuss the possibility of changes to the management agreement in light of the merger between Sprint and Nextel Communications, Inc.

The Forbearance Agreement sets forth Sprint Nextel's agreement as to certain parameters for the operation of Nextel's wireless business in the territories operated by Shentel. The Agreement also sets forth Shentel's agreement not to initiate litigation or seek certain injunctive or equitable relief under certain circumstances, in each case during the period of time that the Forbearance Agreement remains in effect. The overall impact of the Sprint Nextel merger on the Company's PCS operations remains uncertain as of the date of this report. No determination has been made as to the impact on the value of the Company or its business of any of such remedies or whether any such remedy would be more or less favorable to the Company and its shareholders than the existing arrangements with Sprint Nextel or any new arrangements the Company may ultimately negotiate with Sprint Nextel.

The Company has had discussions with Sprint Nextel regarding the continuance of their long-term relationship and the impact of the Sprint Nextel merger. As a result of the Sprint Nextel merger,

Sprint Nextel may require the Company to meet additional program requirements, which the Company anticipates would increase capital expenditures and operating expenses. The Company is committed to working with Sprint Nextel to reach mutually acceptable arrangements with respect to the foregoing matters. There can be no assurances, however, that the Company and Sprint Nextel will be able to reach mutually acceptable arrangements, that a mutually acceptable arrangement will be reached prior to or subsequent to the January 1, 2006 expiration of the Forbearance Agreement or as to the likely impact on the Company or its relationship with Sprint Nextel of any such arrangements.

The Company believes that a significant portion of its PCS service area overlaps the service area operated by Nextel Partners under the Nextel brand. Nextel Partners was not a party to the Sprint Nextel merger. The agreements between Nextel Partners and Nextel contain exclusivity and other provisions that remain in place following the Sprint Nextel merger until such time that Nextel Partners may be acquired by Sprint Nextel. The Company believes that the provisions under the agreements between Nextel and Nextel Partners conflicts with the Company's rights under its Management Agreement. Even if such provisions do not conflict, as long as Nextel Partners remains a stand-alone entity, the ability of the Company to fully realize any of the benefits from the merger of Sprint and Nextel may be limited. Furthermore, the continued operation by Nextel Partners of a competing network could have a negative impact on the Company's results of operations. Although the shareholders of Nextel Partners have voted to put their Nextel Partners shares to Sprint Nextel, such an acquisition is unlikely to occur prior to 2006.

At September 30, 2005, the Company is one of nine PCS Affiliates of Sprint Nextel, and accordingly, is impacted by decisions and requirements adopted by Sprint Nextel in regard to its wireless operation. Management continually reviews its relationship with Sprint Nextel as new developments and requirements are added.

The Company's access revenue may be adversely impacted by legislative or regulatory actions, or technology developments, that decrease access rates or exempt certain traffic from paying for access to the Company's regulated telephone network. The Federal Communications Commission is currently reviewing the issue of access charges as well as an overhaul of intercarrier compensation. An unfavorable change may have an adverse effect on the Company's telephone operations.

There has been a trend for incumbent local exchange carriers to see a decrease in access lines due to the effect of wireless and wireline competition and the elimination of second lines dedicated to dial-up Internet as customers migrate to broadband connections. Although the Company has not seen a material reduction in its number of access lines to date, and reported a slight increase during the 2005 nine month period, the dominating nationwide trend has been a decline in the number of access lines. There is a significant risk that a downward trend could have a material adverse effect on the Company's telephone operations in the future.

The Company's revenue from fiber leases may be adversely impacted by price competition for these facilities. The Company monitors each of its fiber lease customers to minimize the risk related to this business.

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

Recent Accounting Pronouncements

In March 2004, the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which provides new guidance for assessing impairment losses on debt and equity investments. EITF Issue No. 03-1 also includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective for the third quarter of 2005. The Company will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

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

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 "Accounting for Conditional Asset Retirement Obligations--an Interpretation of FASB Statement No. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. The adoption of FIN No. 47 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risks relate primarily to changes in interest rates on instruments held for other than trading purposes. The Company's interest rate risk involves three components, although the Company believes only the first component, outstanding debt with variable rates, is of any potential significance at this time. The Company has a $15 million variable rate revolving reducing credit facility with CoBank and, as of September 30, 2005, the outstanding debt balance was $1.2 million. The Company's remaining debt has fixed rates through its maturity. A 10.0% decline in market interest rates would increase the fair value of the fixed rate debt by approximately $1.0 million, while the estimated current fair value of the fixed rate debt is approximately $38.0 million.

The second component of interest rate risk is temporary excess cash, primarily invested in overnight repurchase agreements and short-term certificates of deposit and money market funds. The Company currently has approximately $7.1 million of cash equivalents in overnight repurchase agreements, which are accruing interest at rates of approximately 3.0% per year. The cash is currently in short-term investment vehicles that have limited interest rate risk. Management continues to evaluate the most beneficial use of these funds.

The third component of interest rate risk is marked increases in interest rates, which may adversely affect the rate at which the Company may borrow funds for growth in the future. Although this risk is real, it is not significant at this time as the Company has only $1.2 million in variable rate debt and adequate cash on hand and expected cash for operations, payment of debt and near-term capital projects.

Management does not view market risk as having a significant impact on the Company's results of operations, although future results could be adversely affected if interest rates were to escalate markedly and the Company required external financing. Since the Company does not currently have any investments in publicly traded stock, there is no risk related to the Company's available-for-sale securities. General economic conditions affected by regulatory changes, competition or other external influences may play a higher risk to the Company's overall results.

As of September 30, 2005, the Company's external investments totaled $7.2 million invested in privately-held companies directly or through investments with portfolio managers. Most of the companies are at an early stage of development, and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability. The Company's market risk is limited to the funds previously invested and an additional $0.8 million committed under contracts the Company has signed with portfolio managers.

ITEM 4. Controls and Procedures

Evaluation Regarding the Effectiveness of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Executive Vice President and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a - 15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Company's principal executive officer and its principal financial officer concluded, that the Company's disclosure controls and procedures were effective as of September 30, 2005.

During the third fiscal quarter of 2005, there were changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting as follows: The Company successfully migrated the customer billing function for NTC, acquired November 30, 2004, into the Company's established billing system.

Subsequent to the quarter close, the Company identified a control deficiency around the payment of commissions to employees selling PCS services. Effective November 1, 2005, the Company modified the commissions processes to remediate the control deficiency.

Under the Company's agreements with Sprint Nextel, Sprint Nextel provides the Company with billing, collections, customer care, certain network operations and other back office services for the PCS operation. As a result, Sprint Nextel remits to the Company approximately 66% of the Company's total revenues, while approximately 39% of the expenses reflected in the Company's consolidated financial statements relate to charges by or through Sprint Nextel for expenses such as billing, collections and customer care, roaming expense, long-distance, and travel. Due to this relationship, the Company necessarily relies on Sprint Nextel to provide accurate, timely and sufficient data and information to properly record the Company's revenues, expenses and accounts receivable, which underlie a substantial portion of the Company's periodic financial statements and other financial disclosures.

Information provided by Sprint Nextel includes reports regarding the subscriber accounts receivable in the Company's markets. Sprint Nextel provides the Company with monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level. The Company reviews these various reports to identify discrepancies or errors. However, under the Company's agreements with Sprint Nextel, the Company is entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 8% of revenue retained by Sprint Nextel. Because of the Company's reliance on Sprint Nextel for financial information, the Company must depend on Sprint Nextel to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint Nextel's other PCS affiliate network partners. To address this issue, Sprint Nextel engages independent registered accountants to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70 ("SAS 70 reports"). The report is provided to the Company on semi-annual basis and covers a twelve-month period. The most recent report covers the period from April 1, 2004 to March 31, 2005. The most recent report indicated there were no material issues which would adversely affect the information used to support the recording of the revenues and expenses provided by Sprint Nextel related to the Company's relationship with them.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In April, 2005, Shenandoah Personal Communications Services Company (Shenandoah
PCS) submitted to arbitration a claim against Verizon South Inc., Verizon Virginia Inc., Verizon West Virginia Inc., Verizon Pennsylvania Inc., Verizon North Inc. and Verizon Maryland (collectively "Verizon") with respect to overcharges for completing local calls from Shenandoah PCS customers to Verizon's customers. On May 16, 2005,Verizon filed actions in the US District Court, Maryland District, and in the US District Court, Eastern District of Virginia, seeking to stay the arbitration proceedings. On July 18, 2005, Shenandoah PCS filed a response to Verizon's request for a stay and filed counterclaims against Verizon seeking the same relief as originally set forth in its demand for arbitration. Shenandoah PCS was claiming that Verizon failed to charge Shenandoah the interconnection rate that it was entitled to under a number of interconnection agreements negotiated between Sprint PCS (on behalf of Shenandoah PCS) and Verizon. In the alternative, Shenandoah PCS was claiming that Verizon failed to comply with federal law by not offering Shenandoah PCS the "mirror rate" as required by the FCC, and by charging Shenandoah PCS discriminatory rates. In September 2005, the Company settled its claim against Verizon for $750,000, which was received by the Company in September 2005.

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

                      SHENANDOAH TELECOMMUNICATIONS COMPANY
                      (Registrant)


November 9, 2005 /s/ Earle A. MacKenzie
                 ----------------------------------------------------------
                  Earle A. MacKenzie
                  Executive Vice President and
                  Chief Financial Officer
                  (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

            Exhibit No.                         Exhibit
            -----------                         -------

                31.1 Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

                31.2 Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

                32 Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.