Form 10-K
period 2005-12-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2006-03-21
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.: 000-09881

SHENANDOAH TELECOMMUNICATIONS COMPANY
(Exact name of registrant as specified in its charter)

VIRGINIA (State or other jurisdiction of incorporation or organization)	54-1162807 (I.R.S. Employer Identification No.)

500 Shentel Way, Edinburg,Virginia (Address of principal executive offices)	22824 (Zip Code)

(540) 984-4141
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock (No Par Value) (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2005, based on the closing price of such stock on the Nasdaq National Market on such date, was approximately $277,733,000.

The number of shares of the registrant’s common stock outstanding on February 28, 2006 was 7,699,122.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of Form 10-K into which incorporated

Proxy Statement relating to Registrant’s 2006 Annual Meeting of Shareholders	Part III

SHENANDOAH TELECOMMUNICATIONS COMPANY
TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

          This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “continue” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flow and other operating results, business strategy, financing plans, forecasted trends related to the markets in which we operate and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in this report under “Business-Recent Developments” and “Risk Factors.”

Overview

In this filing, Shenandoah Telecommunications Company is restating the Company’s consolidated financial statements as of and for the years ended December 31, 2004 and 2003, including the beginning retained earnings for the year ended December 31, 2003, all quarters in 2004 and the first three quarters of the year ended December 31, 2005, to correct errors relating to the Company’s accounting for operating leases. Although management believes that the impact of the errors is not material to any previously issued financial statements, it determined that the cumulative adjustment required to correct the errors was too large to record in the consolidated financial statements as of and for the year ended December 31, 2005. The Company is also restating selected financial data as of and for the years ended December 31, 2002 and 2001 to correct for the same errors.

The Company’s method of accounting for operating leases did not comply with the requirements of SFAS No. 13, “Accounting for Leases,” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Historically, the Company has not assumed the exercise of available renewal options in accounting for operating leases. The Company has operating leases, primarily for cell sites owned by third parties, land leases for towers owned by the Company and leases with third parties for space on the Company’s towers that have escalating rentals during the initial lease term and during succeeding optional renewal periods. In light of the Company’s investment in each site, including acquisition costs and leasehold improvements, the Company determined that the exercise of certain renewal options was reasonably assured at the inception of the leases. Accordingly, the Company will correct its accounting to recognize rent expense on a straight-line basis over the initial lease term and renewal periods that are reasonably assured. Where the Company is the lessor, it will recognize revenue on a straight-line basis over the current term of the lease.

RESTATEMENT OF FINANCIAL RESULTS

Corrective Actions

In response to the issues raised as a result of the Company’s review of the errors in the lease accounting described above, the Company will:

•	review any renewing lease to determine if a new straight-line calculation is required;

•	review new and/or modified lease arrangements to ensure appropriate accounting under Generally Accepted Accounting Principles (“GAAP”); and

•	enhance systematic controls applicable to the calculation of deferred rent assets and liabilities.

Effects of the Restatement

The following tables set forth the effects of the restatement relating to accounting for operating leases on affected line items within our previously reported consolidated statements of income for the years ended December 31, 2004 and 2003, the first three quarters of the year 2005 and all four quarters of the year ended December 31, 2004 which were previously reported.

The impact of these restatements to the Company’s statements of income for the years ended December 31, 2004 and December 31, 2003 was a decrease to net income of $0.2 million for both years. The impact associated with correcting the Company’s accounting for operating leases was an increase to lease expense of $0.4 million reflected in “Cost of goods and services” for both years. The restatements also impacted the consolidated balance sheet lines for “Deferred charges and other assets, net,” “Deferred income taxes,” “Deferred lease payable” and “Retained earnings.” For the years ended December 31, 2004 and 2003, the Company’s consolidated statements of shareholders’ equity and comprehensive income were impacted by the restatement adjustments by a decrease in net income of $0.2 million for both years, as well as a decrease to retained earnings of $0.6 million as of December 31, 2002. The adjustments do not affect historical net cash flows from operating, investing or financing activities, future cash flows or the timing of payments under related leases.

The following tables show the impact of the restatement for each of the years ended December 31, 2004 and 2003.

In the “Reclassifications” column, in the tables presented below, certain amounts reported in prior period financial statements have been reclassified to conform to the current year presentation, with no effect on net income or shareholders’ equity. See Note 1 to the consolidated financial statements appearing elsewhere in this report.

The reclassification and restatement adjustments to amounts previously presented in the consolidated statements of income are summarized below (in thousands except per share data):

	Year Ended December 31, 2004

	(Reported)	Reclassifications	Restatement Adjustments	(Restated)

Operating revenues	$120,974	$—	$20	$120,994
Cost of goods and services	15,793	29,672	382	45,847
Network operating costs	36,220	(36,220)	—	—
Selling, general and administrative	30,316	7,800	—	38,116
Operating income	19,625	(1,252)	(362)	18,011
Income tax provision	6,078	—	(157)	5,921
Net income	$10,243	$—	$(205)	$10,038
Net income per share, basic	$1.35	$—	$(0.03)	$1.32
Net income per share, diluted	$1.34	$—	$(0.03)	$1.31

	Year Ended December 31, 2003

	(Reported)	Reclassifications	Restatement Adjustments	(Restated)

Operating revenues	$105,617	$—	$44	$105,661
Cost of goods and services	13,386	25,979	404	39,769
Network operating costs	31,666	(31,666)	—	—
Selling, general and administrative	25,306	6,034	—	31,340
Operating income	18,628	(347)	(360)	17,921
Income tax provision	5,304	—	(138)	5,166
Net income	$32,074	$—	$(222)	$31,852
Net income per share, basic	$4.23	$—	$(0.03)	$4.20
Net income per share, diluted	$4.22	$—	$(0.04)	$4.18

The reclassifications and restatement adjustments to amounts previously presented in the Company’s consolidated balance sheets are summarized below (in thousands):

	As of December 31, 2004

	(Reported)	Reclassifications	Restatement Adjustments	(Restated)

Deferred charges and other assets, net	$964	$(146)	$174	$992
Long-term deferred income tax liability	24,826	—	(664)	24,162
Deferred lease payable	—	—	1,878	1,878
Retained earnings	$107,413	$—	$(1,040)	$106,373

	As of December 31, 2003

	(Reported)	Restatement Adjustments	(Restated)

Deferred charges and other assets, net	$5,935	$154	$6,089
Long-term deferred income tax liability	20,819	(507)	20,312
Deferred lease payable	—	1,496	1,496
Retained earnings	$100,449	$(835)	$99,614

The reclassification and restatement adjustments to 2005 quarterly amounts previously reported in the Company’s Form 10-Q’s are summarized below (in thousands except per share data):

	(Reported)	Reclassifications	Restatement Adjustments	(Restated)

Three Months Ended March 31, 2005:
Operating revenues	$34,400	$—	$(5)	$34,395
Cost of goods and services	5,478	8,692	87	14,257
Network operating costs	9,807	(9,807)	—	—
Operating income	4,617	(20)	(92)	4,505
Income tax provision	1,393	—	(38)	1,355
Net income	2,395	—	(54)	2,341
Net income per share, basic	$0.31	$—	$—	$0.31
Net income per share, diluted	0.31	—	(0.01)	0.30

Three Months Ended June 30, 2005:
Operating revenues	$35,464	$—	$(7)	$35,457
Cost of goods and services	5,674	9,189	92	14,955
Network operating costs	10,209	(10,209)	—	—
Operating income	4,659	(89)	(99)	4,471
Income tax provision	1,497	—	(40)	1,457
Net income	2,512	—	(58)	2,454
Net income per share, basic	$0.33	$—	$(0.01)	$0.32
Net income per share, diluted	0.33	—	(0.01)	0.32

Three Months Ended September 30, 2005:
Operating revenues	$37,320	$—	$(6)	$37,314
Cost of goods and services	14,533	823	90	15,446
Operating income	5,752	—	(96)	5,656
Income tax provision	2,083	—	(39)	2,044
Net income	3,158	—	(57)	3,101
Net income per share, basic	$0.41	$—	$(0.01)	$0.40
Net income per share, diluted	0.41	—	(0.01)	0.40

The reclassification and restatement adjustments to 2004 quarterly amounts previously reported in the Company’s Form 10-Q’s are summarized below (in thousands except per share data):

	(Reported)	Reclassifications	Restatement Adjustments	(Restated)

Three Months Ended March 31, 2004:
Operating revenues	$27,719	$—	$5	$27,724
Cost of goods and services	3,726	6,286	101	10,113
Network operating costs	8,311	(8,311)	—	—
Operating income	4,284	(78)	(96)	4,110
Income tax provision	1,380	—	(36)	1,344
Net income	2,313	—	(60)	2,253
Net income per share, basic	$0.30	$—	$—	$0.30
Net income per share, diluted	0.30	—	(0.01)	0.29

Three Months Ended June 30, 2004:
Operating revenues	$29,852	$—	$5	$29,857
Cost of goods and services	3,886	6,820	99	10,805
Network operating costs	9,156	(9,156)	—	—
Operating income	5,026	(55)	(94)	4,877
Income tax provision	1,709		(37)	1,672
Net income	2,880	—	(57)	2,823
Net income per share, basic	$0.38	$—	$(0.01)	$0.37
Net income per share, diluted	0.38	—	(0.01)	0.37

Three Months Ended September 30, 2004:
Operating revenues	$31,103	$—	$5	$31,108
Cost of goods and services	2,091	9,886	94	12,071
Network operating costs	9,182	(9,182)	—	—
Operating income	6,471	(714)	(89)	5,668
Income tax provision	1,844	—	(35)	1,809
Net income	3,111	—	(53)	3,058
Net income per share, basic	$0.41	$—	$(0.01)	$0.40
Net income per share, diluted	0.41	—	(0.01)	0.40

Three Months Ended December 31, 2004:
Operating revenues	$32,300	$—	$5	$32,305
Cost of goods and services	6,090	6,680	88	12,858
Network operating costs	9,571	(9,571)	—	—
Operating income	3,844	(405)	(83)	3,356
Income tax provision	1,145		(49)	1,095
Net income	1,939	—	(35)	1,904
Net income per share, basic	$0.25	$—	$—	$0.25
Net income per share, diluted	0.25	—	—	0.25

For additional information relating to the effect of the restatement, see the following items:

Part I

               Item 1 – Business

Part II

Item 6 –Selected Financial Data

Item 7-Management’s Discussion and Analysis of Results of Operations

Item 8-Financial Statements and Supplementary Data

PART I

Some of the information contained in this report concerning the markets and industry in which we operate is derived from publicly available information and from industry sources. Although we believe that this publicly available information and the information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.

Unless we indicate otherwise, references in this report to “we,” “us,” “our” and “the Company” means Shenandoah Telecommunications Company and its subsidiaries.

ITEM 1. BUSINESS

Overview

Shenandoah Telecommunications Company is a diversified telecommunications holding company that, through its operating subsidiaries, provides both regulated and unregulated telecommunications services to end-user customers and other communications providers in the southeastern United States. The Company offers a comprehensive suite of voice, video and data communications services based on the products and services provided by the Company’s operating subsidiaries.

The Company’s primary market area historically has been the northern Shenandoah Valley of Virginia and surrounding areas. This market area includes parts of Virginia ranging from Harrisonburg in the south to Winchester in the north. Pursuant to a management agreement with Sprint Nextel Communications, Inc., and its related parties, (which we refer to collectively as “Sprint Nextel”) the Company is the exclusive personal communications service (“PCS”) Affiliate of Sprint Nextel providing mobility communications network products and services in the 1900 megahertz spectrum range in the four-state area extending from Harrisonburg, Virginia to Harrisburg, York and Altoona, Pennsylvania. The Company operates its PCS network under the Sprint Nextel radio spectrum license and brand. The Company also holds paging radio telecommunications licenses.

Following its acquisition of NTC Communications LLC (“NTC”) in November 2004, the Company provides high speed Internet, video and local and long distance voice services to multi-dwelling unit (“MDU”) communities (primarily off-campus student housing) in Virginia, Maryland, North Carolina, South Carolina, Georgia, Florida, Tennessee and Mississippi. At December 31, 2005, NTC served 109 MDU housing complexes.

The Company offers many of its services over its own fiber optic network of approximately 616 miles at December 31, 2005. The main lines of the network follow the Interstate 81 corridor to the Pennsylvania state line and the Interstate 66 corridor in the northwestern part of Virginia. Secondary routes provide alternative routing in the event of an outage. In addition to its own fiber network, the Company through its telephone subsidiary has a 20 percent ownership in Valley Network Partnership (“ValleyNet”), which is a partnership offering fiber network facility capacity in western, central, and northern Virginia, as well as the Interstate 81 corridor from Johnson City, Tennessee to Carlisle, Pennsylvania.

The Company is certified to offer competitive local exchange services in Virginia and North Carolina outside of its present telephone service area and is in the process of obtaining certification to provide competitive local exchange services in West Virginia.

In February 2003, the Company sold its 66% general partner interest in the Virginia 10 RSA Limited Partnership, which was engaged in cellular operations, to Verizon Wireless for $37.0 million. The total proceeds received were $38.7 million, of which $5.0 million were held in escrow for the payment of potential specified contingencies and indemnification obligations during the two-year post-closing period. In February 2005, the full escrowed deposit of $5.0 million, included as an escrow receivable at December 31, 2004, was released to the Company in February 2005. The Company’s net after-tax gain on the transaction was approximately $22.4 million. The operating results of the partnership are reflected in discontinued operations for the applicable periods presented in the Company’s consolidated financial statements appearing elsewhere in this report.

Recent Developments

Tackley Mill

On February 15, 2006, the Company entered into an agreement with RCMS/Legacy Custom Homes to build an advanced fiber optic network for Legacy’s newest community, Tackley Mill in Ranson, West Virginia. The Company will provide this new community with a comprehensive suite of telecommunications solutions, including local and long distance telephone service, cable TV, high-speed Internet access and security monitoring. When construction of the first phase of the community is completed, Tackley Mill will initially include 1,080 single-family homes and 650 town homes and apartment units. The Company has applied for a cable franchise from the City of Ranson and for authorization to operate as a competitive local exchange carrier or CLEC from the state of West Virginia.

Sprint Nextel Merger

On August 12, 2005, Sprint Communications, Inc. and Nextel Communications, Inc. merged to form Sprint Nextel Communications, Inc. Nextel and its affiliate Nextel Partners, Inc., are providers of digital wireless communications services in the Company’s PCS service area.

The Company’s PCS subsidiary is one of a number of companies we refer to as the “Sprint PCS Affiliates,” which had entered into substantially similar management and affiliation agreements with Sprint Communications, Inc, prior to the Sprint Nextel merger. In connection with the merger, a number of the Sprint PCS Affiliates filed suit against Sprint Nextel alleging that the merger would result in a breach of the exclusivity provisions of their agreements with Sprint Nextel. A number of these legal proceedings are pending. In addition, since the Sprint Nextel merger was announced, Sprint Nextel has acquired several of the Sprint PCS Affiliates.

Prior to the Sprint Nextel merger, the Company and Sprint Nextel entered into a forbearance agreement which sets forth Sprint Nextel’s agreement to observe specified limitations in operating Nextel’s wireless business in the Company’s PCS service area. The agreement also sets forth the Company’s agreement not to initiate litigation or seek certain injunctive or equitable relief under certain circumstances, in each case during the period in which the agreement remains in effect. Sprint Nextel and the Company are engaged in discussions concerning potential changes to the management agreement necessary to reflect the merger of Sprint and Nextel Communications, Inc and the acquisition of Nextel Partners, Inc. by Sprint Nextel. Unless extended, the forbearance agreement is currently set to expire on April 15, 2006.

The Company believes that a significant portion of its PCS service area overlaps the service area operated by Nextel Partners under the Nextel brand. Nextel Partners was not a party to the Sprint Nextel merger. The agreements between Nextel Partners and Nextel contain exclusivity and other provisions that remain in place following the Sprint Nextel merger until such time that the acquisition of Nextel Partners by Sprint Nextel is completed. The Company believes that the provisions under the agreements between Nextel and Nextel Partners conflict with the Company’s rights under its management and affiliation agreements. Even if such provisions do not conflict, as long as Nextel Partners remains an independent entity, the Company’s ability to fully realize any of the benefits from the merger of Sprint and Nextel may be limited. Further, the continued operation by Nextel Partners of a competing network could have a negative impact on the Company’s results of operations. Sprint Nextel has entered into an agreement to acquire Nextel Partners. The acquisition of Nextel Partners by Sprint Nextel is subject to certain regulatory approvals, the timing of which are uncertain.

The Company has had discussions with Sprint Nextel regarding the continuance of their long-term relationship and the impact of the Sprint Nextel merger. As a result of the Sprint Nextel merger, Sprint Nextel may require the Company to meet additional program requirements, which the Company anticipates would increase capital expenditures and operating expenses. The Company is committed to working with Sprint Nextel to reach mutually acceptable arrangements with respect to the foregoing matters. There can be no assurance, however, that the Company and Sprint Nextel will be able to reach mutually acceptable arrangements or as to the terms of any such arrangements or the likely impact on the Company of any such arrangements.

Operating Segments

The Company provides integrated voice, video and data communications services to end-user customers and other communications providers. The Company operates in the following six business segments through its subsidiaries.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers. The Company has six reportable segments, which the Company operates and manages as strategic business units organized geographically and by lines of business: (1) PCS, (2) Telephone, (3) Converged Services, (4) Mobile, (5) Holding and (6) Other.

The PCS segment, as a PCS Affiliate of Sprint Nextel Corporation (“Sprint Nextel”), provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia.

The Telephone segment provides both regulated and unregulated telephone services and leases fiber optic facilities primarily throughout the Northern Shenandoah Valley.

The Converged Services segment provides local and long distance voice, video, and Internet services on an exclusive and non-exclusive basis to MDU communities (primarily off-campus college student housing) throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida,

Tennessee and Mississippi. Converged Services includes NTC Communications LLC (NTC), purchased by the Company on November 30, 2004.

The Mobile segment provides tower rental space to affiliates and non-affiliates in the Company’s PCS markets and paging services throughout the northern Shenandoah Valley.

The Holding segment invests in both affiliated and non-affiliated companies.

In prior periods, the Company reported 11 segments, however, beginning with the September 30, 2005 quarterly report, the Company reported six segments with the following segments combined into “Other”: ShenTel Service Company, Shenandoah Cable Television, Shenandoah Network Company, Shenandoah Long Distance Company, ShenTel Communications Company, Shentel Wireless Company and Converged Services of West Virginia. During the third quarter of 2005, Shenandoah Valley Leasing Company changed its name to Shentel Wireless Company to reflect the activities associated with the Company’s Wireless Broadband Group. The Company believes that the new presentation will allow for a more meaningful discussion of the segment results.

PCS Segment

Shenandoah Personal Communications Company

PCS has offered personal communications services through a digital wireless telephone and data network since 1995. In 1999, this subsidiary executed a management agreement with Sprint Nextel. The network, which utilizes code division multiple access, or CDMA, currently covers 269 miles of Interstates 81 and 83, and a 177 mile section of the Pennsylvania Turnpike between Pittsburgh and Philadelphia. Under its agreements with Sprint Nextel, the Company is the exclusive PCS Affiliate of Sprint Nextel in the Company’s territory, providing wireless mobility communications network products and services in the 1900 megahertz spectrum range. The Company had approximately 122,975 retail PCS customers and 38,726 wholesale PCS customers at December 31, 2005. Of the Company’s total operating revenues, 64.5% in 2005, 66.2% in 2004 and 63.2% in 2003 were generated by or through Sprint Nextel and its customers using the Company’s portion of Sprint Nextel’s nationwide PCS network. No other customer relationship generated more than 2.5% of the Company’s total operating revenues in 2005, 2004 or 2003.

Under the Sprint Nextel agreements, Sprint Nextel provides the Company significant support services, such as customer service, billing, collections, long distance, national network operations support, inventory logistics support, use of the Sprint Nextel brand names, national advertising, national distribution and product development. In addition, the Company derives substantial travel revenue and incurs substantial travel expenses when subscribers of Sprint Nextel and Sprint Nextel’s PCS Affiliate partners incur minutes of use in the Company’s territory and when the Company’s subscribers incur minutes of use in territories of Sprint Nextel and Sprint Nextel’s PCS Affiliate partners.

Sprint Nextel provides back-office and other services, including travel clearing-house functions, to the Company. For periods before January 1, 2004, there was no prescribed formula defined in the agreements with Sprint Nextel for the calculation of the fee charged to the Company for these services. Sprint Nextel adjusted these fees at least annually. This situation changed with the execution of an amendment to one of the Sprint Nextel agreements, which occurred on January 31, 2004, retroactive to January 1,

2004. By simplifying the formulas used and fixing certain fees, the amended agreement provides greater certainty to the Company for certain future expenses and revenues during the term of the agreement that expires on December 31, 2006 and simplifies the methods used to settle revenue and expenses between the Company and Sprint Nextel. The amended agreement established a process for settling those fees for periods after December 31, 2006. No agreement has been reached with respect to such fees, although Sprint Nextel has proposed an increase. The Company entered into an amendment to the amended agreement with Sprint Nextel on May 24, 2004. Under the terms of the agreement, the Company has agreed to participate in all new and renewed reseller agreements signed through December 31, 2006. In addition, the Company signed an agreement to participate in all existing Sprint Nextel reseller arrangements applicable to the Company’s service area. In consideration for this participation, the Company received a reduction in the monthly fee per subscriber paid to Sprint Nextel for back-office services and specified network services.

The Company records its PCS revenues, with the exception of certain roaming and equipment sales revenues, based on the PCS revenues billed, rather than revenues collected, by Sprint Nextel, net of the 8% fee retained by Sprint Nextel. The cash settlements received from Sprint Nextel are net of the 8% fee, customer credits, account write offs and other billing adjustments.

The Company receives and pays travel fees for inter-market usage of the network by Sprint Nextel wireless subscribers not homed in a market in which they may use the service. Sprint Nextel and its PCS Affiliates pay the Company for the use of its network by their wireless subscribers, while the Company pays Sprint Nextel and its PCS Affiliates reciprocal fees for Company subscribers using other segments of the network not operated by the Company. The rate paid on inter-market travel was reduced to $0.058 per minute as of January 1, 2003. This rate will remain in effect through December 31, 2006.

The Sprint Nextel agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements. The Company was in compliance in all material respects with these requirements as of December 31, 2005.

Additional information regarding the Company’s agreements with Sprint Nextel is set forth in Note 8 of the Company’s consolidated financial statements and related notes thereto appearing elsewhere in this report.

Telephone Segment

Shenandoah Telephone Company

Shenandoah Telephone Company provides both regulated and non-regulated telephone services to approximately 24,740 customers as of December 31, 2005, primarily in Shenandoah County and small service areas in Rockingham, Frederick, and Warren counties in Virginia. The subsidiary provides access for inter-exchange carriers to the local exchange network. This subsidiary has a 20 percent ownership interest in ValleyNet, which offers fiber network facility capacity to other communications providers in western, central, and northern Virginia, as well as the Interstate 81 corridor from Johnson City, Tennessee to Carlisle, Pennsylvania.

Converged Services Segment

Shentel Converged Services, Inc. and NTC Communications, LLC.

These subsidiaries provide bundles of high speed Internet, video and local and long distance voice services to MDU residential communities throughout the southeastern United States outside of Shenandoah County.

Mobile Segment

Shenandoah Mobile Company

Shenandoah Mobile Company owns and leases tower space in the PCS service territory in Virginia, West Virginia, Maryland and Pennsylvania to Shenandoah Personal Communications Company and other wireless communications providers. This subsidiary provides paging service throughout the Virginia portion of the northern Shenandoah Valley.

Holding Segment

The operations of the registrant including its investing and management activities.

Other Segment including:

Shenandoah Cable Television Company

Shenandoah Cable Television Company provides coaxial cable-based television service to approximately 8,684 customers in Shenandoah County at December 31, 2005. The system is a one-way 750 megahertz hybrid fiber coaxial network. Shenandoah Cable currently offers 74 channels of analog and 142 channels of digital programming along with 14 pay per view channels.

ShenTel Service Company

ShenTel Service Company sells and services telecommunications equipment and provides information services and Internet access to customers in the northern Shenandoah Valley and surrounding areas. The Internet service has approximately 12,514 dial-up customers and nearly 4,748 digital subscriber line, or DSL, customers at December 31, 2005. This subsidiary offers broadband Internet access via asymmetric digital subscriber line, or ADSL, technology in Shenandoah County, Virginia. As of December 31, 2005, DSL was available to all customers in the Company’s regulated telephone service area.

Shenandoah Long Distance Company

Shenandoah Long Distance Company offers resale of long distance service for calls placed to locations outside the regulated telephone service area by telephone customers. This operation purchases billing and collection services from the management subsidiary similar to other long distance providers. In addition, this subsidiary markets facility leases of fiber optic capacity, owned by Shenandoah Network Company and Shenandoah Telephone Company, in surrounding counties and into Herndon, Virginia. This subsidiary had approximately 10,418 customers at December 31, 2005.

Shenandoah Network Company

This subsidiary owns and operates the Maryland and West Virginia portions of a fiber optic network along the Interstate 81 corridor. In conjunction with the telephone subsidiary, Shenandoah Network Company is associated with the ValleyNet fiber optic network.

ShenTel Communications Company

This subsidiary is certified as a CLEC, in Virginia and currently provides DSL service in Front Royal, Virginia. As of December 31, 2005, there were minimal subscribers receiving service from this subsidiary.

Converged Services of West Virginia

On February 15, 2006, as described above under “Recent Developments” the Company announced a 20-year agreement to provide service to a planned community of single family houses, townhouses and MDUs in Ranson, West Virginia. The Company will offer a package of voice, cable television and high speed data services on an exclusive basis to all units. The Company will bill the Homeowner’s Association monthly for the basic package of services. Premium services will be billed directly to the homeowner.

On February 15, 2006, the Company filed a petition for a certificate of public convenience and necessity to operate as a CLEC with the West Virginia Public Service Commission and an application for a cable television franchise with the City of Ranson.

Shentel Wireless Company

Shentel Wireless Company was formerly known as Shenandoah Valley Leasing Company. Through this subsidiary, the Company acquired the assets and contracts of Broadband Metro on August 31, 2005. At December 31, 2005, the Company provided wireless broadband service to five hotels totaling 460 guestrooms and one MDU with 94 units. In addition, the Company designed, built and maintains one of the largest wireless broadband mesh networks in the United States to provide secure voice, video and data communications for Lazydays RV Center, the world’s largest recreational vehicle center, located in Tampa, Florida. The wireless network supports mobile enterprise applications, such as inventory control, accounting, sales and database management services for over 500 enterprise employees, and offers wireless Internet and Voice Over Internet Protocol services to over 1,000,000 visitors annually. The Company plans to pursue contracts with local governments and MDUs in the southeastern United States to build and operate wireless broadband networks.

Additional information concerning the Company’s operating segments is set forth in Note 16 of the Company’s consolidated financial statements appearing elsewhere in this report.

Competition

The communications industry is highly competitive. We compete primarily on the basis of the price, availability, reliability, variety and quality of our offerings and on the quality of our customer service. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. In particular, price competition in the integrated communications services markets generally has been intense and is expected to increase. Our competitors include, among others, larger providers such as AT&T Corp. and BellSouth, which recently announced their intention to merge and which currently co-own Cingular, Verizon, and various competitive carriers. The larger providers have substantially greater infrastructure, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than the Company. We also may increasingly face competition from businesses offering long distance data and voice services over the Internet. These businesses could enjoy a significant cost advantage because currently they generally do not pay carrier access charges or universal service fees.

In some markets, we compete in the provision of local services against the incumbent local telephone company. Incumbent carriers enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including pre-existing customer relationships with all or virtually all end-users. In addition, incumbent carriers are expected to compete in each other’s markets in some cases, which will increase the competition we face. Wireless communications providers are competing with wireline local telephone service providers, which further increases competition.

Competition is intense in the wireless communications industry. Competition has caused, and we anticipate that competition will continue to cause, the market prices for two-way wireless products and services to decline in the future. Many wireless providers have upgraded, or are in the process of upgrading, their wireless services to accommodate real-time and downloadable audio and video content as well as Internet browsing capabilities and other services. Some local governments are deploying Wi-Fi networks within their jurisdictional boundaries to support wireless Internet access at a fixed monthly cost, or in some cases no charge, to consumers. Our ability to compete effectively will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the wireless industry.

The recent emergence of service providers that use Voice Over Internet Protocol (“VOIP”), applications also could present a competitive threat. Because the regulatory status of VOIP applications is largely unsettled, providers of such applications may be able to avoid costly regulatory requirements, including the payment of intercarrier compensation. This could impede our ability to compete with these providers on the basis of price. More generally, the emergence of new service providers will increase competition, which could adversely affect our ability to succeed in the marketplace for communications services.

Competition also is intense and growing in the market for video services. Most video services today are provided by incumbent cable television companies and direct broadcast satellite providers. However, at least two of the largest Bell Operating Companies have begun to upgrade their networks to provide video services, in addition to voice and high-speed Internet access services, on those networks. All of these entities are large and have substantially greater infrastructure, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than the Company. Our ability to compete effectively will depend, in part, on the extent to which our service offerings overlap with these entities, and on our ability to anticipate and respond to the competitive forces affecting the market for video and other services.

A continuing trend toward consolidation, mergers, acquisitions and strategic alliances in the communications industry also could increase the level of competition we face.

Regulation

Our operations are subject to regulation by the Federal Communications Commission (“FCC”), the Virginia State Corporation Commission (“VSCC”), other state public utility and service commissions and other federal, state, and local governmental agencies. The laws governing these agencies, and the regulations and policies that they administer, are subject to constant review and revision, and some of these changes might have material impacts on our revenues and expenses.

The discussion below focuses on the regulation of our wireless subsidiary, Shenandoah Personal Communications Company, and our incumbent local exchange carrier (“ILEC”) subsidiary, Shenandoah Telephone Company. Other lines of business such as our cable television operations, our MDU business, and our CLEC businesses are also subject to regulation, but these businesses are smaller relative to our core business of providing wireless and ILEC services. NTC provides voice and video services, solely to MDU communities and as a result, operates in a manner that generally does not subject it to direct regulation, except with respect to the voice services it provides in North Carolina.

Regulation of Wireless PCS Operations

We operate our PCS business using radio spectrum licensed to Sprint Nextel under the Sprint Nextel management agreements. Nonetheless, we are directly or indirectly subject to, or affected by, a number of regulations and requirements of the FCC and other governmental authorities.

Interconnection. The FCC has the authority to order interconnection between commercial mobile radio service (“CMRS”) providers (which includes us) and any other common carrier. The FCC has ordered local exchange carriers to provide reciprocal compensation to CMRS providers for the termination of traffic. Under these rules, we benefit from interconnection agreements negotiated by us, or by Sprint Nextel (for our wireless network) on our behalf, with Verizon and Sprint Nextel and with several smaller independent local exchange carriers. Interconnection agreements are negotiated on a statewide basis. If an agreement cannot be reached, parties to interconnection negotiations can submit outstanding disputes to federal or state regulators for arbitration. Negotiated interconnection agreements are subject to state approval.

The FCC has underway a rulemaking proceeding in which the agency is considering making major changes to the inter-carrier compensation rules that govern the telecommunications industry. In addition, the FCC is considering a number of petitions for declaratory ruling and other proceedings regarding disputes among carriers relating to interconnection payment obligations; resolutions of these petitions could set precedents that would affect us in the future. Interconnection costs represent a significant expense item for us and any significant changes in the inter-carrier compensation scheme may have a material impact on our business. We are unable to determine at this time whether any such changes would be beneficial to or detrimental to our operations.

Universal Service Contribution Requirements. Sprint Nextel PCS is required to contribute to the federal universal service fund based in part on the revenues it receives in connection with our wireless operations. The purpose of this fund is to subsidize telecommunications services in rural areas, for low-income consumers, and for schools, libraries, and rural healthcare facilities. Sprint Nextel PCS is permitted to, and does, pass through these mandated payments as surcharges paid by customers. Sprint Nextel PCS also receives disbursements from the Federal Universal Service Fund with respect to the service area served by the PCS business. These disbursements are passed through to us. Congress and the FCC are considering a number of major changes to the universal service rules that could affect us. For example, the FCC is considering possible changes to the current rules in which contribution obligations are assessed as a variable percentage of interstate end-user telecommunications revenues. The FCC could, instead, impose the contribution obligations based on the number of telephone numbers, the number of end-user connections, or on some other basis. The FCC may also broaden the base of the fund by requiring VOIP providers and other service providers to make contributions. The share of payments from wireless companies may increase or decrease, and the overall size of the fund could well increase. Separately, Congress is considering legislation that could affect the manner in which contribution obligations are assessed, as well as the scope of the programs that continue to receiving funding. It is not possible to predict whether and how these changes could affect the extent of our total federal universal service assessments, the amounts we receive with respect to our PCS operations or our ability to recover costs associated with the universal service fund.

Payments are also due based on revenues received in connection with our wireless (and wireline) operations to funds that support and maintain the Telecommunications Relay Fund and the North American Numbering Plan, as well as to the FCC itself in the form of regulatory fees. Under our agreement with Sprint Nextel, Sprint Nextel is responsible for making these payments with respect to our wireless operations, and is able to pass through the costs in surcharges paid by customers.

Transfers, Assignments and Changes of Control of PCS Licenses. The FCC must give prior approval to the assignment of, or transfers involving, substantial changes in ownership or control of a PCS license. The FCC also requires licensees to maintain effective working control over their licenses. Our agreements with Sprint Nextel PCS reflect an alliance that the parties believe meets the FCC requirements for licensee control of licensed spectrum. If the FCC were to determine that the Sprint Nextel PCS agreements need to be modified to increase the level of licensee control, we have agreed with Sprint Nextel PCS under the terms of our Sprint Nextel PCS agreements to use our best efforts to modify the agreements as necessary to cause the agreements to comply with applicable law and to preserve to the extent possible the economic arrangements set forth in the agreements. If the agreements cannot be modified, the agreements may be terminated pursuant to their terms. The FCC could also impose sanctions on the Company.

Personal communication service licenses are granted for ten-year periods. Licensees have an expectance of license renewal if they have provided “substantial” performance and complied with FCC rules, and policies and the Communications Act of 1934.

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

The FCC’s decision to license a proposed tower may be subject to environmental review pursuant to the National Environmental Policy Act of 1969, or NEPA, which requires federal agencies to evaluate the environmental impacts of their decisions under some circumstances. FCC regulations implementing NEPA place responsibility on each applicant to investigate any potential environmental effects, including health effects relating to radio frequency emissions, of a proposed operation and to disclose any significant effects on the environment to the agency prior to commencing construction. In the event that the FCC determines that a proposed tower would have a significant environmental impact, the FCC would require preparation of an environmental impact statement. In addition, tower construction is subject to regulations implementing the Historic Preservation Act. Compliance with environmental or historic preservation requirements could significantly delay or prevent the registration or construction of a particular tower or make tower construction more costly. In some jurisdictions, local laws or regulations may impose similar requirements.

Wireless Facilities Siting. State and localities are authorize to engage forms of regulation, including zoning and land-use regulation, that affect our ability to select and modify sites for wireless facilities. States and localities may not engage in forms of regulation that effectively prohibit the provision of wireless services, discriminate among providers of such services, or use radio frequency health effects as a basis to regulate the placement, construction or operation of wireless facilities. The FCC is considering numerous requests for preemption of local actions and other ongoing proceedings affecting wireless facilities siting.

Enhanced 911. In order to enable wireless customers to dial 911 for emergency medical or police assistance, and ensure that emergency service providers will be able to locate the wireless user, the FCC has required all wireless providers to provide enhanced (“911 or E911”) by the end of 2005. To date, we are in compliance with the provisions of these rules and conditional waivers.

Communications Assistance for Law Enforcement Act. The Communications Assistance for Law Enforcement Act or CALEA, was enacted in 1994 to preserve electronic surveillance capabilities by law enforcement officials in the face of rapidly changing telecommunications technology. CALEA requires telecommunications carriers, including us, to modify their equipment, facilities, and services to allow for authorized electronic surveillance based on either industry or FCC standards. Following adoption of interim standards and a lengthy rulemaking proceeding, including an appeal and remand proceeding, all carriers were required to be in compliance with the CALEA requirements as of June 30, 2002. We are currently in compliance with the CALEA requirements.

Local Number Portability. All covered CMRS providers, including us, are required to allow wireless customers to retain their existing telephone numbers when switching from one telecommunications carrier to another. These rules are generally referred to wireless local number portability (“WLNP”). To date, the WLNP mandate has had a nominal impact on costs, subscriber turnover rates, or subscriber acquisition and retention costs. The future volume of any porting requests, and the processing costs related thereto, may increase our operating costs in the future.

Number Pooling. The FCC regulates the assignment and use of telephone numbers by wireless and other telecommunications carriers to preserve numbering resources. CMRS providers in the top 100 markets are required to be capable of sharing blocks of 10,000 numbers among themselves in subsets of 1,000 numbers (“1000s-block number pooling”). In addition, all CMRS carriers, including those operating outside the top 100 markets, must be able to support roaming calls on their network placed by users with pooled numbers. Wireless carriers must also maintain detailed records of the numbers they have used, subject to audit. The pooling requirements may impose additional costs and increase operating expenses on us and limit our access to numbering resources.

Telecommunications Relay Services (“TRS”). Federal law requires wireless service providers to take steps to enable the hearing impaired and other disabled persons to have reasonable access to wireless services. The FCC has adopted rules and regulations implementing this requirement to which we are subject, and requires that we pay a regulatory assessment to support such telecommunications relay services for the disabled. The Company is in compliance with these requirements.

Consumer Privacy. The Company is subject to various federal and state laws intended to protect the privacy of end-users who subscribe to the Company’s services. For example, the FCC has regulations that place restrictions on the permissible uses that the Company can make of customer-specific information, known as “Customer Proprietary Network Information” or “CPNI,” received from subscribers. Legislation that would impose criminal and other penalties for the violation of CPNI requirements and similar provisions is being considered by Congress. In addition, restrictions exist, and new restrictions are considered from time to time by Congress, federal agencies and states, on the extent to which wireless data customers may be subjected to receiving unsolicited junk e-mail or spam. One such restriction, which became effective on October 18, 2004, prohibits sending commercial messages to any address referencing an Internet domain name associated with wireless subscriber messaging services and requires that all CMRS providers submit to the FCC a list of their Internet domain names that are associated with wireless subscriber messaging services. Congress, federal agencies and certain states also are considering and may in the future consider imposing additional requirements on entities that possess consumer information to protect the privacy of consumers. Complying with these requirements may impose costs on us or compel us to alter the way we provide or promote our services.

Consumer Protection. Many members of the wireless industry, including us, have voluntarily committed to comply with the CTIA Consumer Code for Wireless, which includes consumer protection provisions regarding the content and format of bills; advance disclosures regarding rates, terms of service, contract provisions, and network coverage; and the right to terminate service after a trial period or after changes to contract provisions are implemented. Both the FCC and the state commissions are considering imposing additional consumer protection requirements upon wireless service providers, and a number of regulatory proceedings are pending. Any further changes to these requirements could increase our costs of doing business and our costs of acquiring and retaining customers.

Radio Frequency Emissions. Some studies (and media reports) have suggested that radio frequency emissions from handsets, wireless data devices and cell sites may raise various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Most of the expert reviews conducted to date have concluded that the evidence does not support a finding of adverse health effects but that further research is appropriate. Courts have dismissed a number of lawsuits filed against other wireless service operators and manufacturers, asserting claims relating to radio frequency transmissions to and from handsets and wireless data devices. However, there can be no assurance that the outcome of other lawsuits, or general public concerns over these issues, will not have a material adverse effect on the wireless industry, including us.

Regulation of Incumbent Local Exchange Carrier Operations

As an ILEC, Shenandoah Telephone Company’s operations are regulated by federal and state regulatory agencies.

State Regulation. Shenandoah Telephone’s rates for local exchange service, intrastate toll service, and intrastate access charges are subject to the approval of the Virginia State Corporation Commission (“VSCC”). The VSCC also establishes and oversees implementation of the provisions of the federal and state telecommunications laws, including interconnection requirements, promotion of competition, and the deployment of advanced services. The VSCC also regulates rates, service areas, service standards, accounting methods, affiliated charge transactions and certain other financial transactions.

Federal Regulation of Access Charges. Shenandoah Telephone participates in the access revenue pools administered by the FCC-supervised National Exchange Carrier Association (“NECA”), which collects and distributes the revenues from interstate access charges that long-distance carriers pay us for originating and terminating interstate calls over our network. Shenandoah Telephone also participates in some NECA tariffs that govern the rates, terms, and conditions of our interstate access offerings. Some of those tariffs are under review by the FCC, and we may be obligated to refund affected access charges collected in the past or in the future if the FCC ultimately finds that the tariffed rates were unreasonable. We cannot predict whether, when, and to what extent such refunds may be due.

The FCC is considering a number of broad possible changes to the rules governing the interstate access rates charged by small-to-mid-sized ILECs such as Shenandoah Telephone. For example, the FCC is considering proposals to overhaul the rules regarding inter-carrier compensation, including interstate and intrastate access charges. These changes might include substantial reductions in the access charges paid by long distance carriers – possibly to zero, under a so-called “bill and keep” regime – accompanied by increases to the subscriber line charges paid by business and residential end users.

The FCC is also considering implementing incentive-type regulation for rate of return carriers, including us. The FCC is also considering additional questions regarding what compensation wireless carriers, competitive local exchange carriers, VOIP providers, and providers of other Internet-enabled services should pay (and receive) for their traffic interconnected with ILEC networks. For example, the FCC has adopted policy changes that could increase the amounts of payments from ILECs to competitive local exchange carriers that send traffic to dial-up Internet service providers, and the FCC is considering further changes to its policies governing these payments. These changes are likely to increase our expenses, but at this time we cannot estimate the amount of such additional expenses.

Interstate and intrastate access charges are an important source of revenues for Shenandoah Telephone’s operations. Unless these revenues can be recovered through a new universal service mechanism, or be reflected in higher rates to the local end user, or unless other methods of cost recovery can be created, the loss of revenues could be significant. There can be no assurance that access charges will be continued or that sufficient substitutes for the lost revenues will be provided. If access charges are reduced without sufficient substitutes for the lost revenues, this could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, changes to the inter-carrier compensation rules and policies could have a material impact on our competitive position vis-a-vis other service providers.

Universal Service Fund. Shenandoah Telephone receives revenues from the federal universal service fund (“USF”). As discussed above (with respect to wireless regulation), the FCC is considering major changes to the rules regarding carriers mandated payments into the fund. In addition, the FCC is considering potential changes to the rules governing disbursements from the universal service fund to rural ILECs such as Shenandoah Telephone, and to other providers. These rules are not likely to change until July 2006, if at all, when the current plan governing USF disbursements to rural ILECs which was adopted in 2001, is set to expire. Despite interim adjustments to make the funding more sustainable, the FCC has indicated that additional changes are necessary to stabilize the fund. Total federal funding has doubled since 1998, and some FCC members and members of Congress have expressed concerns that federal funding will soon reach politically unacceptable levels. At the same time, changes to the inter-carrier compensation rules that reduce levels of access charges could be accompanied by increases in the universal service fund. Changes in the USF that reduce the size of the fund and payments to Shenandoah Telephone (or to our PCS operations) could have a material adverse impact on the Company’s financial position, results of operations, and cash flows.

All forms of federal USF support available to incumbent local exchange carriers are now “portable” to any local competitor that qualifies for support as an “eligible telecommunications carrier.” At least three wireless carriers – Nextel Partners, U.S. Cellular and Virginia Cellular – have received designation as eligible telecommunications carriers in Shenandoah Telephone’s service area. The FCC recently adopted changes that make it somewhat more difficult for wireless carriers and other prospective entrants to obtain designation as eligible telecommunications carriers. The FCC and the Federal-State Joint Board are also currently considering whether to change the rules governing the amount of support to be disbursed to competitive eligible telecommunications carriers, which could make it more or less attractive for wireless carriers and other prospective entrants to enter our Shenandoah Telephone service areas.

The FCC mandated that, effective on October 1, 2004, the Universal Service Administrative Company (“USAC”) must begin accounting for the USF program in accordance with generally accepted accounting principles for federal agencies, rather than the accounting rules that USAC formerly used. This accounting method change subjected USAC to the Anti-Deficiency Act (the “ADA”), the effect of which could have caused delays in USF payments to USF program recipients and significantly increase the amount of USF regulatory fees charged to wireline and wireless consumers. Since 2004, Congress has adopted short term exemptions for the USAC from the ADA to allow for a more thorough review of the impact the ADA would have on the universal service program. It is likely that Congress will consider additional changes to the USF program during 2006.

The FCC, USAC, and other authorities have expressed interest in conducting more extensive audits of USF support recipients and conducting other heightened oversight activities. The impact of these activities on the Company, if any, is uncertain.

Other Regulatory Obligations. Shenandoah Telephone, like our PCS operations, is subject to requirements relating to CPNI, CALEA implementation, interconnection, access to rights of way, number portability, number pooling, accessibility of telecommunications for those with disabilities, and other obligations. Further, like our PCS operations, Shenandoah Telephone in the future may be subject to federal and state requirements being considered to protect consumer privacy. If adopted, these and other such requirements could increase our costs or limit the way we provide or promote our services. In 2005, the FCC ruled that providers of broadband or VOIP services are subject to the requirements of CALEA. A number of entities have appealed this determination and those appeals are pending. We cannot at this time determine whether those appeals will be successful or, if they are, the effect they will have on us and our competitors.

Broadband Services. The FCC and other authorities continue to consider policies to encourage nationwide advanced broadband infrastructure development. For example, the FCC has largely eliminated unbundling obligations relating to broadband facilities, and has largely deregulated DSL and other broadband services offered by ILECs. Such changes benefit our ILEC, but could make it more difficult for us (or for NECA) to tariff and pool DSL costs.

Long-Distance Services. We provide long distance service to our customers through our subsidiary, Shenandoah Long Distance Company. Our long distance rates are not subject to FCC regulation, but we are required to offer long-distance service through a subsidiary other than Shenandoah Telephone, to disclose our long distance rates on a website, to maintain geographically averaged rates, to pay contributions to the universal service fund and other mandatory payments based on our long-distance revenues, and to comply with other filing and other requirements. We are in compliance with these requirements.

CLEC Operations. We are authorized to operate as a CLEC in Virginia and North Carolina, and have applied for authority to operate as a CLEC in West Virginia. CLECs generally are subject to federal and state regulations that are similar to, but not as stringent as, those that apply to our ILEC operations.

Regulation of Cable Television and Other Video Service Operations

Through Shenandoah Cable Company, we hold franchises to provide cable service in the following jurisdictions within Virginia: Mount Jackson; New Market; the unincorporated areas of Shenandoah County; Strasburg; Toms Brook and Woodstock. Through Converged Services of West Virginia, we have an application pending for a franchise to provide cable service in the City of Ranson, West Virginia.

The provision of cable service generally is subject to regulation by the FCC and must comply with the terms of the franchise agreement between the provider and the local franchising authority. Some states have enacted regulations that also can affect certain aspects of a cable service provider’s operations.

Pricing and Packaging. The Communications Act and the FCC’s regulations and policies limit the prices that cable service providers not subject to certain levels of competition may charge for basic services and equipment. Failure to comply with these rules can result in rate reductions or refunds to subscribers. Congress and the FCC from time to time consider imposing new pricing restrictions on cable service providers. We cannot predict whether or when such new pricing restrictions may be imposed on it or what effect they would have on our ability to provide cable service. Congress and the FCC also from time to time consider imposing new regulations on the packaging of cable programming, including a la carte requirements. We cannot predict whether or when such packaging regulations may be imposed on us or what effect such regulations would have on our ability to provide cable service.

Must-Carry/Retransmission Consent. Cable service providers are required by law to carry on their cable systems most commercial and non-commercial local television programming; this is known as “must-carry.” Alternatively, local television stations may insist that a cable service provider negotiate for “retransmission consent,” which can enable a popular local television station to obtain concessions from the cable service provider for the right to carry the station’s signal. As a general matter, most local television stations today are carried by cable service providers under the “must-carry” obligation. If local television stations are able to obtain concessions in the future from cable service providers for the right to carry station signals, the cost of providing cable service for all providers, including us, could increase. As part of the transition to digital television, the FCC has considered whether cable service providers should be required to carry multiple programming streams that each broadcaster may include within its digital transmission. Although the FCC has thus far ruled against such expanded must-carry obligations, we cannot predict whether such a requirement may result from further FCC proceedings, judicial action, or legislation.

Programming Costs. Satellite-delivered cable programming, such as ESPN, HBO and the Discovery Channel, is not subject to must-carry/retransmission consent regulations. Rather, cable service providers negotiate directly with satellite-delivered cable programmers for the right to carry their programming. The cost of acquiring the right to carry satellite-delivered cable programming can increase as the popularity of such programming increases. We cannot predict the extent to which such programming costs may increase in the future or the effect such cost increases may have on our ability to provide cable service.

Program Access. The Communications Act and the FCC’s program access rules generally limit the ability of cable service providers to enter into exclusive programming arrangements with affiliated satellite-delivered cable programmers. This restriction is scheduled to expire in October 2007. We cannot predict whether this restriction indeed will expire as scheduled or, if it does not, whether exclusive programming agreements between cable service providers and their programming affiliates will limit the number and type of programming we will be able to carry on our cable systems.

Franchise Matters. Cable service providers generally must apply for and obtain non-exclusive franchises from local or state franchising authorities before providing cable service. The terms and conditions of franchises vary among jurisdictions, but franchises generally last for a fixed term, require the cable service provider to pay a franchise fee, and contain certain service quality and customer service obligations. A small number of states today have processes in place for obtaining state-wide franchises, and legislation is under consideration in Congress and in various states, including those in which we provide some form of video service, that would require the implementation of state-wide franchising processes. Although we cannot predict whether state-wide franchising will become ubiquitous, it would, if implemented, likely lower barriers to entry and increase competition in the marketplace for video services.

Leased Access/PEG. The Communications Act permits franchising authorities to require cable service providers to set aside the use of channels for public, education and governmental access (“PEG”) programming. The Communications Act also requires certain cable systems to make available a portion of its capacity for commercial leased access by third parties that would compete with programming offered by the cable service provider. Increases in the amount of required leased access or PEG programming could reduce the number of channels available to us to provide other types of programming to subscribers.

Preferred Access and Inside Wiring. We are a party to agreements that enable us to serve as the preferred or exclusive provider of cable and other services in certain buildings and developments. Certain states have enacted laws and regulations that discourage or prevent such agreements; other states in which we operate are considering enacting such laws and regulations while others are not. Our ability to preserve our existing agreements and enter into new agreements will depend in part on the extent to which applicable federal and state laws and regulations continue to permit this activity. Changes to federal and state regulations governing the ownership and control over inside wiring in a subscriber’s premises also may affect our ability to enter into preferred or exclusive agreements.

Other Issues. Our ability to provide cable service may be affected by a wide range of additional regulatory and related issues, including those pertaining to set-top boxes, equipment connectivity, content regulation, pole attachments, privacy, copyright, technical standards, and municipal entry into video. We cannot predict the nature and pace of these and other developments or the effect they may have on our operations.

Private Cable Service. Two of our operating subsidiaries, Shentel Converged Services, Inc. and NTC Communication, LLC, provide a combination of voice, video and data services to residents of MDU’s such as apartment buildings. These operating subsidiaries have limited regulatory obligations in connection with the video portion of their service offering because they do not use any public rights-of-way to deliver their service. If, however, the regulatory environment affecting these operating subsidiaries or their video services changes, they may be subject to additional regulatory obligations which could increase their cost of operating, and in turn their ability to compete.

Employees

At December 31, 2005, we had approximately 387 employees, of whom approximately 375 were full-time employees. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

Executive Officers

The following table presents information about our executive officers who, other than Christopher E. French, are not directors.

Name	Title	Age	Date in Position

Christopher E. French	President	48	April 1988

Earle A. MacKenzie	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer	53	June 2003

David E. Ferguson	Vice President of Customer Services	60	November 1982

David Lasier	Vice President, Broadband	49	August 2005

David K. MacDonald	Vice President of Operations	52	May 1998

Laurence F. Paxton	Vice President of Information Systems	53	June 2003

William L. Pirtle	Vice President of Sales	46	April 2004

Jeffery R. Pompeo	Vice President, Technology	38	December 2005

Jonathan R. Spencer	Vice President, General Counsel and Secretary	44	July 2004

Nancy A. Stadler	Vice President, Marketing	40	August 2004

Mr. French has served as President and Chief Executive Officer of the Company and its subsidiaries since 1988 and a director of the Company since 1996. Mr. French also serves on the Board of Directors of First National Corporation.

Before joining the Company, Mr. MacKenzie served from May 1999 to November 2002 as President of Broadslate Networks, Inc., a start-up data services provider.

Prior to joining the Company, Mr. Lasier was the founder and CEO of Broadband Metro Communications, a wireless broadband communications company providing services in the southeastern United States. From 2002 to 2004, Mr. Lasier was the founder and CEO of ClearSKY Networks, now called Airimba Wireless Inc., which provides wireless broadband services to off-campus housing in college communities. Before 2002, Mr. Lasier was the founder and CEO of Telecom Wireless Solutions, a wireless engineering services company and Blue Sky Communications, Inc., a cellular operator.

Before becoming Vice President of Information Systems, Mr. Paxton served as the Company’s Vice President of Finance since June 1991.

Prior to becoming Vice President of Sales, Mr. Pirtle had served as the Company’s Vice President of Personal Communications Services since November 1996.

Prior to becoming Vice President Technology, Mr. Pompeo was Vice President, Converged Services. Before joining the Company as Vice President, Converged Services, Mr. Pompeo served as Chief Technology Officer at Netifice Communications

from 2002-2004, a national Voice Over Internal Protocol and Virtual Private Network service provider from 2002 to 2004. From 2000 to 2002, Mr. Pompeo served as Vice President of Business Development for Broadslate Networks, a data services provider. Prior to his service with that company, Mr. Pompeo held a number of executive positions with the General Electric Company from 1995 to 2000, including President and CEO of GE-Cisco Industrial Networks, a joint venture between GE and Cisco Systems.

Mr. Spencer has been Company Secretary since May 2005 and General Counsel since July 2004. Before joining the Company as General Counsel, Mr. Spencer was an attorney in private practice in Washington, D.C., where he specialized in telecommunications, corporate and securities law. From May 2000 until June 2003, Mr. Spencer was Vice President and Associate General Counsel of Cable & Wireless Global, a global telecommunications provider. During his service with Cable & Wireless, Mr. Spencer also served as a director of a number of that company’s European subsidiaries.

Before joining the Company as Vice President, Marketing, Ms. Stadler served as Vice President, Corporate Marketing and Communications for Rexnord Industries, Inc., a mechanical power transmission components manufacturing company, from July 2001 to August 2004. Previously, she served as Director, Strategic Marketing for Siemens Building Technologies, a provider of technical infrastructure solutions for security, comfort and efficiency in buildings, from 1998 to 2001.

Our employees, officers and members of our Board of Directors are expected to conduct business legally and ethically and insist that our vendors and business associates do the same. The Company has adopted a Code of Business Conduct and Ethics applicable to all employees, officers and directors and which is available on the Company’s website www.shentel.com.

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

We also make available on our website, and in print to any shareholder who requests them, copies of the charters of each standing committee of our board of directors and our code of business conduct and ethics. Requests for copies of these documents may be directed to our Company Secretary at Shenandoah Telecommunications Company, 500 Shentel Way, P.O. Box 459, Edinburg, Virginia 22824. To the extent required by SEC rules, we intend to disclose any amendments to our code of conduct and ethics, and any waiver of a provision of the code with respect to the Company’s directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website referred to above within five business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

ITEM 1A. RISK FACTORS

Our business and operations are subject to a number of risks and uncertainties, including those set forth under “Business-Recent Developments” and the following:

Risks Related to the PCS Business

The performance of Shenandoah Personal Communications Company, our largest operating subsidiary in terms of revenues and assets, may be adversely affected by any interruption in Sprint Nextel’s business.

We rely on Sprint Nextel’s ongoing operations to continue to offer our PCS subscribers the seamless national services that we currently provide. Any interruption in Sprint Nextel’s business could adversely affect our results of operations, liquidity and financial condition.

Our business may suffer as a result of competitive pressures.

Our revenue growth is primarily dependent on the growth of the subscriber base, average monthly revenues per user, travel and roaming revenue. Competitive pressures may adversely affect our ability to increase our future revenues at anticipated levels. A continuation of competitive pressures in the wireless telecommunications market has caused some major carriers to offer plans with increasingly larger bundles of minutes of use at lower prices that may compete with the Sprint Nextel wireless calling plans we sell. Increased price competition may lead to lower average monthly revenues per user than we anticipate. The current reciprocal travel rate of $0.058 per minute is effective through the end of 2006. We anticipate that the rate will decrease thereafter.

We may not be able to implement our business plan if our operating costs are higher than we anticipate.

Increased competition may lead to higher promotional costs, losses on sales of handsets and other costs to acquire subscribers. Further, as described below under “Risks Related to Our Relationship With Sprint Nextel,” a substantial portion of costs of service and roaming are attributable to fees and charges we pay to Sprint Nextel for billing and collection, customer care and other back-office support. Our ability to manage costs charged by Sprint Nextel is limited. If these costs are more than we anticipate, the actual amount of funds available to implement our operating strategy and business plan may fall short of our estimates.

The dynamic nature of the wireless market may limit management’s ability to correctly identify causes of volatility in key operating performance measures.

Our business plan and estimated future operating results are based on estimates of key operating performance measures, including subscriber growth, subscriber turnover (commonly known as churn), average monthly revenue per subscriber, losses on sales of handsets and other subscriber acquisition costs and other operating costs. The dynamic nature of the wireless market, economic conditions, increased competition in the wireless telecommunications industry, new service offerings by Sprint Nextel or competitors of increasingly larger bundles of minutes of use at lower prices, and other issues facing the wireless telecommunications industry in general have created a level of uncertainty that may adversely affect our ability to predict these key measures.

We may experience a high rate of subscriber turnover, which could adversely affect our future financial performance.

The wireless personal communications services industry in general, including the operations of Sprint Nextel and its PCS Affiliates, has experienced a rate of churn higher than industry average rates. We experienced a relatively consistent churn rate in 2004 and 2005. Our 2006 business plan assumes that our churn rate will remain fairly stable under existing operating conditions. Because of significant competition in the industry and general economic conditions, among other factors, this stability may not occur and the future rate of subscriber turnover may be higher than rates in recent periods. Factors that may contribute to higher churn include the following:

•	inability or unwillingness of subscribers to pay, which would result in involuntary deactivations;

•	subscriber mix and credit class, particularly an increase in sub-prime credit subscribers;

•	competition of products, services and pricing of other providers;

•	inadequate network performance and coverage relative to that provided by competitors in our service area;

•	inadequate customer service;

•	increased prices; and,

•	any future changes by Sprint Nextel or the Company in the products and services offered.

A high rate of subscriber turnover could increase the costs and losses we incur in obtaining new subscribers, especially because, consistent with industry practice, we subsidize some of the costs related to the purchases of handsets by subscribers.

The allowance for doubtful accounts is an estimate and may not be sufficient to cover uncollectible accounts.

On an ongoing basis, we estimate the amount of subscriber receivables that will not be collectible based on historical results and actual write-offs reported by Sprint Nextel. The allowance for doubtful accounts may underestimate actual unpaid receivables for various reasons, including the following:

•	the churn rate may exceed estimates;

•	bad debt as a percentage of service revenues may increase rather than remain consistent with historical trends;

•	general economic conditions may worsen; or

•	there may be unanticipated changes in Sprint Nextel’s wireless products and services.

If the allowance for doubtful accounts is insufficient to cover losses on receivables, our liquidity and financial condition could be impaired.

Travel revenue, which is the fee paid to us by Sprint Nextel and the other Sprint Nextel Affiliates when their customers use our network, could be less than we anticipate.

The net balance of PCS travel revenue and expense could change significantly due to changes in service plan offerings, changes in the travel settlement rate, changes in travel habits by the subscribers in the Company’s market areas or other Sprint Nextel subscribers and numerous other factors beyond the Company’s control. A change in this balance could adversely affect our liquidity, financial condition and results of operations.

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

Risks Related to the Wireless Industry

Customer concerns over radio frequency emissions may discourage use of wireless handsets or expose us to potential litigation.

Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Any decrease in demand for wireless services, costs of litigation or damage awards resulting from customer concern regarding such emissions could impair our ability to sustain profitable operations.

Regulation by government or potential litigation relating to the use of wireless phones while driving could adversely affect results of our wireless operations. Some studies have indicated that some aspects of using wireless phones while driving may impair drivers’ attention in certain circumstances, making accidents more likely. These concerns could lead to litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or regulations on wireless phone use. A number of U.S. states and local governments are considering or have enacted legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone. Legislation of this nature, if enacted, may require wireless service providers to supply to their subscribers hands-free enhanced services, such as voice activated dialing and hands-free speaker phones and headsets, so that they can keep generating revenue from their subscribers, who make many of their calls while on the road. If we are unable to provide hands-free services and products to subscribers in a timely and adequate fashion, the volume of wireless phone usage would likely decrease, and the ability of our wireless operations to generate revenues would suffer.

Risks Related to the Telecommunications Industry

Intensifying competition in all segments of our business may limit our ability to sustain profitable operations.

As new technologies are developed and deployed by competitors in our service area, some of our subscribers may select other providers’ offerings based on price, capabilities and personal preferences. Most of our competitors possess greater resources, have more extensive coverage areas, and offer more services than we do. If significant numbers of our subscribers elect to move to other competing providers, or if market saturation limits the rate of new subscriber additions, we may not be able to sustain profitable operations.

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

Risks Related to the Cable Industry

We face risks from increasing competition for the provision of cable and related video services.

Video services historically have been provided by incumbent cable companies and direct broadcast satellite providers. Recently, however, some of the largest providers of wireline telecommunications services such as Verizon and AT&T have begun to upgrade their networks to provide video services in addition to voice and broadband services. Wireless providers also are entering the market for video services by making such services available on handsets. The influx of competitors in this area, together with the development of new technologies to support them, are resulting in significant changes in the business models and regulatory provisions that have applied to the provision of video and other services. These developments may lead to a broad decline in the price and profitability of video and other services.

Our inability to retain preferred or exclusive access to buildings and developments would negatively affect our ability to serve some of our customers.

We currently have an advantage in our ability to provide video and other services in some areas because we have entered into preferred or exclusive agreements with property owners to serve those areas. As competition continues to develop in the market for these services, our ability to retain and expand these access agreements may be threatened. If we cannot maintain such access, or if regulations are enacted that proscribe such activity, particularly in areas that we currently serve, our market share in those affected areas may decline and our ability to profit from operating efficiencies may diminish.

Changes to key regulatory requirements can affect our ability to compete.

Congress, the Federal Communications Commission and various states are considering changes to some key regulatory issues that affect the cost and manner in which we provide cable and other services. These regulatory issues include the manner in which franchises to provide cable service are issued, the jurisdiction of franchising authorities over cable service, and the control and ownership over inside wiring in a subscriber’s location. Changes to the laws and regulations governing these and other matters could prevent us from competing effectively and may improve the ability of our competitors to compete.

Risks Related to Our Relationship with Sprint Nextel

The termination of our affiliation with Sprint Nextel would severely restrict our ability to conduct the wireless business.

We do not own the licenses to operate our PCS network. Our ability to offer Sprint Nextel wireless products and services and operate a PCS network is dependent on continuation of the agreements we have with Sprint Nextel. Our management agreement with Sprint Nextel will be automatically renewed at the expiration of the 20-year initial term, which ends in 2019, for an additional 10-year period and two subsequent 10-year periods unless we are in material default. Either Sprint Nextel or we may choose not to renew the management agreement at the expiration of any the renewal terms by giving at least two years prior notice. If neither Sprint Nextel nor we exercises this right, the agreement will terminate in 2049.

Each of our agreements with Sprint Nextel may be terminated by Sprint Nextel for our breach of any material term, including, marketing, build-out and network operational requirements. Many of these requirements are technical and detailed in nature. In addition, many of these requirements may be changed by Sprint Nextel with little notice to us. As a result, we may not always be in compliance with all requirements of the Sprint Nextel agreements. The non-renewal or termination of any of the Sprint Nextel agreements or the failure of Sprint Nextel to perform its obligations under the Sprint Nextel agreements would severely restrict our ability to conduct business.

Sprint Nextel may make business decisions that are not in our best interests, which may adversely affect our relationships with subscribers in our territory, increase our expenses and decrease our revenues.

Under its agreements with us, Sprint Nextel has a substantial amount of control over the conduct of our PCS business. Accordingly, Sprint Nextel may make decisions that could adversely affect our PCS business, such as the following:

•	Sprint Nextel could price its national plans based on its own objectives and could set price levels or other terms that may not be economically advantageous for us;

•	Sprint Nextel could develop products and services, or establish credit policies, that could adversely affect our results of operations;

•

subject to limitations under our agreements, Sprint Nextel could raise the costs to perform certain services or maintain the costs above those we expect, reduce levels of services, or otherwise seek to increase expenses and other amounts charged;

•	Sprint Nextel may reduce the reciprocal travel rate charged when subscribers of Sprint Nextel or its PCS Affiliates use our network after 2006;

•

subject to limitations under our agreements, Sprint Nextel could alter its network and technical requirements or request us to build out additional areas within our territories, which could result in increased equipment and build-out costs; or

•	Sprint Nextel could make decisions that could adversely affect the Sprint Nextel brand names, products or services.

Our dependence on Sprint Nextel for services may limit our ability to forecast operating results.

Our dependence on Sprint Nextel injects a degree of uncertainty into our business and financial planning. We may, at times, disagree with Sprint Nextel concerning the applicability, calculation approach or accuracy of Sprint Nextel-supplied revenues and expenses. It is our policy to reflect the information supplied by Sprint Nextel in our financial statements for the applicable periods and to make corrections, if any, no earlier than the period in which Sprint Nextel and we agree to the corrections.

Inaccuracies in data provided by Sprint Nextel could overstate or understate our expenses or revenues and result in out-of-period adjustments that may adversely affect our financial results.

Because Sprint Nextel provides billing and collection services for us, Sprint Nextel remits a significant portion of our total revenues. We rely on Sprint Nextel to provide accurate, timely and sufficient data and information to enable us to record properly revenues, expenses and accounts receivable, which underlie a substantial portion of our financial statements and other financial disclosures. We and Sprint Nextel have previously discovered billing and other errors or inaccuracies, which, while not material to Sprint Nextel, could be material to us. If we are required in the future to make additional adjustments or incur charges as a result of errors or inaccuracies in data provided by Sprint Nextel, such adjustments or charges could materially affect our financial results for the period with respect to which the adjustments are made or charges are incurred. Such adjustments or charges could require restatement of our financial statements.

We are subject to risks relating to Sprint Nextel’s provision of back office services, and changes in products, services, plans and programs.

Any failure by Sprint Nextel to provide high-quality back office services could lead to subscriber dissatisfaction, increased churn or otherwise increased costs. We rely on Sprint Nextel’s internal support systems, including customer care, billing and back office support. Our operations could be disrupted if Sprint Nextel is unable to provide and expand its internal support systems while maintaining acceptable service levels, or to efficiently outsource those services and systems through third-party vendors.

The competitiveness of Sprint Nextel’s PCS products and services is a key factor in our ability to attract and retain subscribers. Changes in Sprint Nextel’s PCS products and services may reduce subscriber additions, increase subscriber turnover and decrease subscriber credit quality.

Sprint Nextel’s roaming arrangements to provide service outside of the Sprint Nextel National Network may not be competitive with other wireless service providers, which may restrict our ability to attract and retain subscribers and may increase our costs of doing business.

We rely on Sprint Nextel’s roaming arrangements with other wireless service providers for coverage in some areas where Sprint Nextel service is not yet available. If customers are not able to roam quickly or efficiently onto other wireless networks, we may lose current subscribers and Sprint Nextel wireless services may be less attractive to new subscribers.

The risks related to our roaming arrangements include the following:

•	the quality of the service provided by another provider during a roaming call may not approximate the quality of the service provided by the Sprint Nextel PCS network;

•	the price of a roaming call off network may not be competitive with prices of other wireless companies for roaming calls;

•	subscribers must end a call in progress and initiate a new call when leaving the Sprint Nextel PCS network and entering another wireless network;

•	customers may not be able to use Sprint Nextel’s advanced features, such as voicemail notification, while roaming; and

•	Sprint Nextel or the carriers providing the service may not be able to provide accurate billing information on a timely basis.

Some provisions of the Sprint Nextel agreements may diminish the value of our common stock and restrict or diminish the value of our business.

Under limited contractual circumstances, Sprint Nextel may purchase the operating assets of our PCS operations at a discount. In addition, Sprint Nextel must approve any assignment of the Sprint Nextel agreements by us. Sprint Nextel also has a right of first refusal to purchase our PCS operating assets if we decide to sell those assets to a third party. These restrictions and other restrictions contained in the Sprint Nextel agreements could adversely affect the value of our common stock, may limit our ability to sell the foregoing assets on advantageous terms, may reduce the value a buyer would be willing to pay, and may reduce the “entire business value,” as described in the Sprint Nextel agreements.

We may have difficulty in obtaining an adequate supply of handsets from Sprint Nextel.

We depend on our relationship with Sprint Nextel to obtain handsets. Sprint Nextel orders handsets from various manufacturers. We could have difficulty obtaining specific types of handsets in a timely manner if:

•

Sprint Nextel does not adequately project the need for handsets for itself, its PCS Affiliates and its other third-party distribution channels, particularly in connection with the transition to new technologies;

•	Sprint Nextel gives preference to other distribution channels;

•	we do not adequately project our need for handsets;

•	Sprint Nextel modifies its handset logistics and delivery plan in a manner that restricts or delays access to handsets; or

•	there is an adverse development in the relationship between Sprint Nextel and its suppliers or vendors.

The occurrence of any of the foregoing could disrupt subscribers’ service or result in a decrease in our subscribers.

If Sprint Nextel does not continue to enhance its nationwide digital wireless network, we may not be able to attract and retain subscribers.

Our PCS operations are dependent on Sprint Nextel’s national network and on the networks of Sprint Nextel’s other Affiliates. Sprint Nextel’s digital wireless network may not provide nationwide coverage to the same extent as the networks of its competitors, which could adversely affect our ability to attract and retain subscribers. Sprint Nextel currently intends to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide network through its own construction efforts and those of its PCS Affiliates. Sprint Nextel is still constructing its nationwide network and does not offer PCS services, either on its own network or through its roaming agreements, in every part of the United States. Sprint Nextel has entered into management agreements similar to its agreement with us with companies in other markets under its nationwide digital wireless build-out strategy.

If other PCS Affiliates of Sprint Nextel have financial difficulties or cease operating, or if Sprint Nextel’s PCS licenses are not renewed or are revoked, our PCS business would be harmed.

Sprint Nextel’s national digital wireless network involves a combination of networks. The networks serving large metropolitan areas are owned and operated by Sprint Nextel, while those serving connecting areas are generally owned and operated by Sprint Nextel PCS Affiliates, all of which are independent companies. Although the total number of PCS Affiliates has been declining in the aggregate due to acquisitions by Sprint Nextel, Sprint Nextel’s digital wireless network could be disrupted if any of the remaining PCS Affiliates experiences financial difficulties. Although Sprint Nextel may have the right to operate the network in the affected territory, there can be no assurance that the transition from the applicable PCS Affiliate would occur in a timely and effective manner. In addition, we do not have the ability to require other PCS Affiliates to pay amounts due for travel in our market areas by subscribers of such other PCS Affiliates. We rely on Sprint Nextel to enforce the payment obligations of such PCS Affiliates.

Non-renewal or revocation by the FCC of Sprint Nextel’s PCS licenses would significantly harm us. Wireless spectrum licenses are subject to renewal and revocation by the FCC. There may be opposition to renewal of Sprint Nextel’s PCS licenses upon their expiration, and Sprint Nextel’s PCS licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. Any failure by Sprint Nextel to comply with these standards could cause revocation or forfeiture of Sprint Nextel’s PCS licenses.

If Sprint Nextel does not maintain control over its licensed spectrum, our Sprint Nextel agreements may be terminated, which would render us unable to continue providing service to our subscribers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company owns its corporate headquarters, which occupies a 60,000-square foot building in Edinburg, Virginia. The Company also owns a 25,500-square foot building in Edinburg that houses the Company’s main switching center and technical staff, a 10,000-square foot building in Edinburg used for customer services and retail sales, a 6,000-square foot service building outside of the town limits of Edinburg and a 10,000-square foot building in Winchester, Virginia used for both the Company’s retail sales and office space and rental space to a non-affiliated tenant.

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

The Company leases a warehouse, office space and an operations area in Pennsylvania to support the network and sales efforts in the central Pennsylvania market. The Company also leases office space in Harrisonburg and Blacksburg, Virginia, and retail space in Harrisonburg and Front Royal, Virginia, Hagerstown, Maryland, Martinsburg, West Virginia and Harrisburg, Mechanicsburg, and York, Pennsylvania. The Company leases land, buildings and tower space in support of its PCS operations. As of December 31, 2005, the Company had 311 sites, including sites on property owned by the Company. The leases for the foregoing land, buildings and tower space expire on various dates between 2006 and 2043. For information about these leases, see Note 14 to the consolidated financial statements appearing elsewhere in this report.

The Company plans to lease additional land, equipment space, and retail space in support of the ongoing PCS, NTC and Converged Services expansion.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the Nasdaq National Market under the symbol “SHEN.” The following table shows the high and low sales prices per share of common stock as reported by the Nasdaq National Market for each quarter during the last two years:

2005	High	Low

Fourth Quarter	$46.60	$37.02
Third Quarter	52.66	36.65
Second Quarter	40.00	28.05
First Quarter	31.00	25.28

2004	High	Low

Fourth Quarter	$34.69	$23.99
Third Quarter	27.27	22.70
Second Quarter	30.71	22.37
First Quarter	27.36	21.91

All share and per share figures reflect the 2-for-1 stock split effected February 23, 2004.

As of February 23, 2006, there were approximately 4,165 holders of record of the Company’s common stock.

Shenandoah Telecommunications Company historically has paid annual cash dividends on or about December 1 of each year. The cash dividend was $0.46 per share in 2005 and $0.43 per share in 2004. Dividends are paid to Shenandoah Telecommunications Company shareholders from dividends paid to it by its operating subsidiaries. The terms of a loan agreement between Shenandoah Telephone Company and Rural Utility Service require the subsidiary to maintain defined amounts of equity and working capital after payment of dividends to the holding company. Approximately $6.5 million of the subsidiary’s retained earnings were available for payment of dividends at December 31, 2005. The foregoing loan agreement is not expected to limit dividends for 2006 in amounts that Shenandoah Telecommunications Company historically has paid to its shareholders.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data as of December 31, 2005, 2004, 2003, 2002 and 2001 and for each of the years in the five-year period ended December 31, 2005. The selected financial data as of December 31, 2004, 2003, 2002 and 2001 and for each of the years in the four-year period ended December 31, 2004 have been restated to reflect adjustments to the Company’s consolidated financial statements and other financial information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the SEC on March 22, 2005. For additional information about the restatement, see Note 2 to the Company’s consolidated financial statements appearing elsewhere in this report.

The selected financial data as of December 31, 2005, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2005 are derived from the Company’s audited consolidated financial statements appearing elsewhere in this report. The selected financial data as of December 31, 2002 and 2001 and for the years ended December 31, 2002 and 2001 are derived from the Company’s financial statements which have been restated.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

( in thousands, except share and per share data.)

	2005	2004 (a), (c)	2003 (a), (c)	2002 (b), (c)	2001 (b), (c)

		(Restated)	(Restated)	(Restated)	(Restated)
Operating revenues	$146,391	$120,994	$105,661	$92,764	$68,778
Operating expenses	127,015	102,983	87,740	83,878	62,609
Interest expense	3,076	3,129	3,510	4,195	4,127
Income taxes (benefit)	6,716	5,921	5,166	(2,223)	5,723

Income (loss) from continuing Operations	$10,735	$10,038	$9,539	$(3,150)	$9,534

Discontinued operations, net of tax	—	—	22,389	7,412	6,678
Cumulative effect of a change in Accounting, net of tax	—	—	(76)	—	—
Net income	$10,735	$10,038	$31,852	$4,262	$16,212
Total assets	204,921	211,421	185,520	163,927	166,026
Total debt – including current maturities	35,918	52,291	43,346	52,043	56,436

Shareholder Information Shares outstanding	7,687,045	7,629,810	7,592,768	7,551,818	7,530,956
Income (loss) per share from continuing operations-diluted	$1.39	$1.31	$1.25	$(0.42)	$1.26
Income per share from discontinued operations-diluted	—	—	2.94	0.98	0.88
Loss per share from cumulative effect of A change in accounting	—	—	(0.01)	—	—
Net income per share-diluted	1.39	1.31	4.18	0.56	2.14
Cash dividends per share	$0.46	$0.43	$0.39	$0.37	$0.35

All share and per share figures reflect the 2-for-1 stock split effected February 23, 2004.

(a)

These selected financial data have been derived from the Company’s consolidated financial statements which, as described in Note 2 to the consolidated financial statements appearing elsewhere in this report, have been restated.

(b)	These selected financial data have been restated for the matters described in Note 2 to the consolidated financial statements appearing elsewhere in this report.

(c)	These selected financial data have reclassifications described in Note 1 to the consolidated financial statements appearing elsewhere in this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, or strategies regarding the future. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include those discussed in this report under “Business-Recent Developments” and “Risk Factors.” The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances, except as required by law.

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries. These subsidiaries provide local exchange telephone services and wireless personal communications services (as a Sprint Nextel PCS affiliate), as well as cable television, video, Internet and data services, long distance, sale of telecommunications equipment, fiber optics facilities, paging and leased tower facilities. The Company has the following six reporting segments, which it operates and manages as strategic business units organized geographically and by line of business:

•	wireless personal communications services, or PCS, as a Sprint Nextel PCS affiliate, through Shenandoah Personal Communications Company;

•	telephone, which involves the provision of regulated and non-regulated telephone services, through Shenandoah Telephone Company;

•	converged services, which involves the provision of data, video, voice and long-distance services, through Shentel Converged Services, Inc. and NTC Communications, LLC.;

•	mobile, which involves the provision of tower leases and paging services, through Shenandoah Mobile Company;

•	holding, which involves the provision of investments and management services to its subsidiaries, through Shenandoah Telecommunications Company; and

•

other, which involves the provision of Internet, cable television, network facility leasing, long-distance, CLEC, and wireless broadband services, through ShenTel Service Company, Shenandoah Cable Television, Shenandoah Network Company, Shenandoah Long Distance Company, ShenTel Communications Company and Shentel Wireless Company.

During the third quarter of 2005, Shenandoah Valley Leasing Company changed its name to Shentel Wireless Company to record the activities associated with the Company’s Wireless Broadband Group.

The Company is the exclusive provider of wireless mobility communications network products and services on the 1900 MHz band under the Sprint brand from Harrisonburg, Virginia to Harrisburg, York and Altoona, Pennsylvania. The Company refers to the Chambersburg, Pennsylvania; Hagerstown, Maryland; Martinsburg, West Virginia; and Harrisonburg and Winchester, Virginia markets as its Quad States markets. The Company refers to the Altoona, Harrisburg, and York, Pennsylvania markets as its Central Penn markets. The Company’s primary service area for the telephone, cable television and long-distance business is Shenandoah County, Virginia. The county is a rural area in northwestern Virginia, with a population of approximately 38,000 inhabitants, which has increased by approximately 3,000 since 2000. While a number of new housing developments are being planned for Shenandoah County, the Company believes that the potential for significant numbers of additional wireline customers in the Shenandoah County operating area is limited. In 2002, the Company established a competitive local exchange carrier in Virginia to provide services on a limited basis.

As a result of the November 30, 2004 acquisition of the 83.9% of NTC Communications, L.L.C. (“NTC”) that the Company did not already own, the Company, through its subsidiary Shentel Converged Services, provides local and long distance voice, video, and Internet services on an exclusive and non-exclusive basis to MDU communities, consisting primarily of off-campus college student housing throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee and Mississippi. In September 2005, the Company began an initiative to market wireless broadband products and services. The Company plans to extend this initiative to build networks and market wireless broadband to customers in selected markets in the mid-atlantic and southeastern United States.

The Company sells and leases equipment , mainly related to the services it provides. The Company participates in emerging services and technologies by investment in technology venture funds and direct investment in non-affiliated companies.

Restatement of Financial Results: The Company’s financial statements as of and for the years ended December 31, 2004 and 2003, including the beginning retained earnings for the year ended December 31, 2003, all quarters in 2004 and the first three quarters of the year ended December 31, 2005, have been restated to correct errors relating to the Company’s accounting for operating leases. While management believes that the impact of this error is not material to any previously issued financial statements, it determined that the cumulative adjustment required to correct this error was too large to record in 2005.

The Company’s method of accounting for operating leases did not comply with the requirements of SFAS No. 13, “Accounting for Leases” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. Historically, the Company has not assumed the exercise of available renewal options in accounting for operating leases. The Company has operating leases, primarily for cell sites owned by third parties, land leases for towers owned by the Company and leases with third parties for space on the Company’s towers that have escalating rentals during the initial lease term and during succeeding optional renewal periods. In light of the Company’s investment in each site, including acquisition costs and leasehold improvements, the Company determined that the exercise of certain renewal options was reasonably assured at the inception of the leases. Accordingly, the Company will correct its accounting to recognize rent expense on a straight-line basis over the initial lease term and renewal periods that are reasonably assured. Where the Company is the lessor, it will recognize revenue on a straight-line basis over the current term of the lease.

The impact of these restatements to the Company’s statements of income for the years ended December 31, 2004 and December 31, 2003 was a decrease to net income of $0.2 million for both years. The impact associated with correcting the Company’s accounting for operating leases was an increase to lease expense of $0.4 million reflected in “Cost of goods and services” for both years. The restatements also impacted the consolidated balance sheet lines for “Deferred charges and other assets, net,” “Deferred income taxes,” “Deferred lease payable” and “Retained earnings.” For the years ended December 31, 2004 and 2003, the Company’s consolidated statements of shareholders’ equity and comprehensive income were impacted by the restatement adjustments by a decrease in net income of $0.2 million for both years, as well as a decrease to retained earnings of $0.6 million as of December 31, 2002. The adjustments do not affect historical net cash flows from operating, investing or financing activities, future cash flows or the timing of payments under related leases.

See Note 2 to the Company’s consolidated financial statements appearing elsewhere in this report for additional information.

The following management’s discussion and analysis for the years ending December 31, 2004 and 2003 has been revised to reflect the effects of the restatements.

Allocations. In connection with the adoption of a new affiliates agreement which was approved by the VSCC effective January 1, 2005, and pursuant to assignment and assumption agreements between Shentel Management Company and Shenandoah Telephone Company, and the Company’s other subsidiaries, effective January 1, 2005, all employees and certain assets and liabilities of these subsidiaries were transferred to Shentel Management Company which is now the entity through which all shared services and shared assets are provided to all existing and future affiliates of the Company. The new affiliate’s agreement had no impact on the consolidated financial statements.

Additional Information About the Company’s Business

The following table shows selected operating statistics of the Company for the most recent five quarters. The table does not include information related to NTC Communications acquired on November 30, 2004.

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
	2005	2005	2005	2005	2004

Telephone Access Lines	24,740	24,811	24,877	24,802	24,691
Cable Television Subscribers	8,684	8,677	8,627	8,607	8,631
Dial-up Internet Subscribers	12,514	13,273	14,052	14,829	15,051
DSL Subscribers	4,748	4,062	3,427	2,923	2,646
Retail PCS Subscribers	122,975	116,460	112,090	106,924	102,613
Wholesale PCS Users (1)	38,726	33,848	32,733	31,504	27,337
Long Distance Subscribers	10,418	10,318	10,258	10,055	9,918
Fiber Route Miles	616	579	576	574	557
Total Fiber Miles	33,201	29,734	29,566	29,462	28,830
Long Distance Calls (000) (2)	6,686	6,808	6,808	6,326	6,265
Total Switched Access Minutes (000)	75,209	74,515	70,419	67,824	66,449
Originating Switched Access Minutes (000)	21,807	20,627	19,570	19,376	18,870
Employees (full time equivalents) (3)	387	375	408	358	374
CDMA Base Stations (sites)	311	301	288	280	271
Towers (100 foot and over)	85	82	81	81	80
Towers (under 100 foot)	13	13	11	11	11
PCS Market POPS (000) (4)	2,236	2,199	2,199	2,199	2,199
PCS Covered POPS (000) (4)	1,704	1,658	1,649	1,642	1,629
PCS Ave. Monthly Retail Churn% (5)	1.9%	2.1%	1.9%	2.1%	2.2%

	December 31, 2005

Plant Facility Statistics (6)	Telephone	CATV

Route Miles	2,219	565
Miles of Distribution Wire	613	177
Utility Poles	7,620	36
Miles of Aerial Copper Cable	328	163
Miles of Buried Copper Cable	1,357	368
Miles of Underground Copper Cable	39	2
Fiber Optic Cable-Fiber Miles Regulated	265	—
Fiber Miles Unregulated	249	—
Fiber Miles Network	90	—

(1)	–	Wholesale PCS Users are private label subscribers with numbers homed in the Company’s wireless network service area.

(2)	–	Originated by customers of the Company’s Telephone subsidiary.

(3)	–	The June 30, 2005 employee count includes 44 interns.

(4)	–

POPS refers to the estimated population of a given geographic area and is based on information purchased by Sprint Nextel from Geographic Information Services. Market POPS are those within a market area which the Company is authorized to serve under its Sprint Nextel agreements, and Covered POPS are those covered by the network’s service area.

(5)	–	PCS Ave. Monthly Churn is the average of the three monthly subscriber turnover, or churn calculations for the period.

(6)	–	Excludes information for NTC Communications.

Significant Transactions

The 2005 financial results of the Company reflected several significant non-recurring items, which should be noted in understanding the financial results of the Company for 2005.

Pursuant to its purchase agreement for the acquisition of the remaining 83.9% interest in NTC, which was signed on November 30, 2004, $1.0 million of the purchase price was placed in escrow to satisfy any post-closing adjustments to the purchase price and any indemnification obligations for a period of six months after the November 30, 2004 closing date. The Company recorded a receivable for $0.9 million, to reflect the settlement of the post-closing adjustments by reducing goodwill by $0.5 million and by offsetting unrecorded liabilities incurred after the acquisition. On January 23, 2006, the Company received $0.9 million to settle the post-closing adjustments applicable to the escrow amount. NTC operating results for the entire year of 2005 are included in the operating results of the Company.

In September 2005, the Company settled a claim against Verizon, with respect to overcharges for completing local calls from Shenandoah PCS customers to Verizon customers, for $750,000, which was received by the Company in September. In connection with the settlement, the Company recorded a third quarter reduction in PCS network costs of $750,000.

Subsequent Event

On August 4, 2005, the board of directors of the Rural Telephone Bank (“RTB”) adopted resolutions for the purpose of dissolving RTB as of October 1, 2005. The Company holds 10,821,770 shares of Class B and Class C RTB Common Stock ($1.00 par value) which is reflected on the Company’s books at $796,000 under the cost method at December 31, 2005. In 2006, the Company will receive $11.3 million in proceeds, and recognize a gain of approximately $6.5 million, net of tax, related to the dissolution of the RTB, and the redemption of the stock.

Critical Accounting Policies

The Company relies on the use of estimates and makes assumptions that affect its financial condition and operating results. These estimates and assumptions are based on historical results and trends as well as the Company’s forecasts as to how these might change in the future. The most critical accounting policies that materially affect the Company’s results of operations include the following:

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

The allowance for doubtful accounts balance as of December 31, 2005, 2004 and 2003 was $0.5 million, $0.4 million and $0.5 million, respectively. If the allowance for doubtful accounts is not adequate, it could have a material adverse effect on our liquidity, financial position and results of operations.

The Company also reviews current trends in the credit quality of the subscriber bases in its various businesses and periodically changes its credit policies. As of December 31, 2005, the Sprint Nextel PCS subscriber base in the Company’s market area consisted of 14.4% sub-prime credit quality subscribers compared to 15.0% at December 31, 2004, which represented an improvement in the credit quality of the subscribers of 0.6%. Since the fourth quarter of 2004, the Company has, several times, adopted less restrictive credit criteria in order to evaluate the impact of such criteria on sales performance. This policy change has generated additional activations and is being closely monitored. Although the credit policy change could result in additional bad debt in the future, management believes that the added revenues attributable to the change offset the bad debt risk.

The Company exercises exclusive control in setting credit policy parameters for receivables associated with services provided on a more localized basis. Historically, there have been limited losses generated from the non-PCS revenue streams. Prior to 2002, the Company had not faced significant write-offs of inter-carrier accounts, but due to the telecommunication industry down-turn in 2002, the Company experienced write-offs in this area of the business totaling $0.5 million in 2002, due to bankruptcy filings of several significant telecommunications companies. In 2004 and 2003, the inter-carrier segment of the business improved and the Company recovered $113 thousand and $240 thousand, respectively, of bad debt from the sale of certain accounts that were previously written-off.

The following table shows bad debt expense, net of recoveries, for the three-year period ended December 31, 2005:

	Year Ended December 31,
(in thousands)	2005	2004	2003

PCS subscribers	$2,265	$1,560	$1,716
Interexchange carriers	20	(71)	48
Other subscribers and entities	273	64	76

Total bad debt expense	$2,558	$1,553	$1,840

The 2005 increase in bad debt expense in “Other subscribers and entities” was primarily due to the NTC operations, which were purchased November 30, 2004.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable and collectibility is reasonably assured. Revenues are recognized by the Company based on the various types of transactions generating the revenue. For services, revenue is recognized as the services are performed. For equipment sales, revenue is recognized when the sales transaction is complete.

Nonrefundable PCS activation fees and the portion of the activation costs deemed to be direct costs of acquiring new customers (primarily activation costs and credit analysis costs) are deferred and recognized ratably over the estimated life of the customer relationship of 30 months in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104. Effective July 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables.” The EITF guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, are presumed to be a bundled transaction, and the consideration is measured and allocated to the separate units based on their relative fair values. The adoption of EITF 00-21 has required evaluation of each arrangement entered into by the Company for each sales channel. The Company will continue to monitor arrangements with its sales channels to determine if any changes in revenue recognition would need to be made in the future. The adoption of EITF 00-21 has resulted in substantially all of the activation fee revenue generated from Company-owned retail stores and associated direct costs being recognized at the time the related wireless handset is sold and is classified as equipment revenue and cost of goods and services, respectively. Upon adoption of EITF 00-21, previously deferred revenues and costs continue to be amortized over the remaining estimated life of a subscriber, not to exceed 30 months. Revenue and costs for activations at other retail locations continue to be deferred and amortized over their estimated lives as prescribed by SAB 104. The adoption of EITF 00-21 had the effect of increasing equipment revenue by $68 thousand and increasing costs of activation by $23 thousand in the year ended December 31, 2003, which otherwise would have been deferred and amortized. The amounts of deferred revenue under SAB 104 at December 31, 2005, 2004 and 2003 were $0.6 million, $0.8 million and $1.2 million, respectively. The deferred costs at December 31, 2005, 2004 and 2003 were $0.2 million, $0.3 million and $0.4 million, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the recoverability of deferred tax assets generated on a state-by-state basis from net operating losses apportioned to that state. Management uses a more likely than not threshold to make that determination if a valuation allowance is warranted for tax assets in each state. As a result of the evaluation of the tax assets, the Company has established a valuation allowance against the tax assets. For 2005, the Company’s valuation allowance decreased $0.7 million due to the improved operating performance of the Company’s PCS segment. The valuation allowance has been eliminated as of December 31, 2005. Management will evaluate the effective rate of taxes based on apportionment factors, the Company’s operating results, and the various state income tax rates. Currently, management anticipates that the future effective income tax rate will be approximately 39%.

Leases

The Company accounts for operating leases following the guidance of SFAS No. 13, “Accounting for Leases,” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” In light of the Company’s investment in each site, including acquisition costs and leasehold improvements, the Company includes the exercise of certain renewal options in the recording of operating leases. The Company recognizes rent expense on a straight-line basis over the initial lease term and renewal periods that are reasonably assured at the inception of the lease. Where the Company is the lessor, the Company recognizes revenue on a straight line basis over the non-cancelable term of the lease.

Other

The Company does not have any unrecorded off-balance sheet transactions or arrangements, however, the Company has commitments under operating leases and is subject to certain capital calls under one of its investments.

Results of Continuing Operations

2005 Compared to 2004

Consolidated Results

The results for the year ended December 31, 2004 have been restated to reflect the correction of certain errors in the Company’s accounting for operating leases. See Note 2 to the consolidated financial statements appearing elsewhere in this report for additional information. The effect of these restatements was to increase operating revenues by $20 thousand and costs of goods and services by $382 thousand and to decrease the income tax provision by $157 thousand and net income by $205 thousand.

The Company’s consolidated results for the years ended December 31, 2005 and 2004 are summarized as follows:

	Year Ended
	December 31,		Change
(in thousands)	2005	2004	$	%

		(Restated)
Operating revenues	$146,391	$120,994	25,397	21.0
Operating expenses	127,015	102,983	24,032	23.3
Operating income	19,376	18,011	1,365	7.6
Other income (expense)	(1,925)	(2,052)	(127)	(6.2)
Income tax provision	6,716	5,921	795	13.4
Net income	$10,735	$10,038	697	6.9

Operating revenues

For the year ended December 31, 2005, operating revenue increased $25.4 million, or 21.0%, primarily due to the growth in the Company’s PCS and Converged Services segments. For the year ended December 31, 2005, PCS operating revenues increased $14.3 million, or 17.8%, and Converged Services operating revenues increased $9.0 million, compared to 2004. One month of Converged Services results are included in 2004 following the Company’s acquisition of NTC Communications on November 30, 2004.

Operating expenses

For the year ended December 31, 2005, operating expenses increased $24.0 million, or 23.3%, primarily due to the growth in the Company’s PCS and Converged Services segments. For the year ended December 31, 2005, PCS operating expenses increased $10.7 million, or 14.5%, and Converged Services operating expenses increased $12.8 million, compared to 2004, which only included one month Converged Services operating expenses. Due to the significant increase in the share price of the Company’s common stock in 2005, the Company recorded an increase of $1.1 million in compensation expense related to the Stock Appreciation Rights (“SARs”) held by employees. The increase in operating expenses was offset in part by the Company’s receipt of $0.8 million for the settlement of a claim against Verizon. See Note 18 to the consolidated financial statements appearing elsewhere in this report for additional information.

Segment Results

The restatement discussed in Note 2 to the consolidated financial statements appearing elsewhere in this report, is reflected in those segments affected by the restatement, which are the PCS segment and the Mobile segment. The other segments, Telephone, Converged Services, Holding and other were not affected by the restatement.

PCS

	Year Ended
	December 31,		Change
(in thousands)	2005	2004	$	%

		(Restated)
Segment operating revenues
Wireless service revenue	$61,606	$52,724	$8,882	16.8
Travel and roaming revenue	27,220	22,863	4,357	19.1
Equipment revenue	3,459	3,190	269	8.4
Other revenue	2,134	1,389	745	53.6

Total segment operating revenues	94,419	80,166	14,253	17.8

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	43,149	39,112	4,037	10.3
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	28,848	22,952	5,896	25.7
Depreciation and amortization	12,693	11,915	778	6.5

Total segment operating expenses	84,690	73,979	10,711	14.5

Segment operating income	$9,729	$6,187	$3,542	57.2

The results for the year ended December 31, 2004 have been restated to reflect the correction of certain errors in the Company’s accounting for operating leases. See Note 2 to the consolidated financial statements appearing elsewhere in this report for additional information. The effect of these restatements on the PCS segment’s operating income for the year ended December 31, 2004 was to increase the cost of goods and services and decrease segment operating income by $210 thousand.

Shenandoah PCS Company, as a PCS affiliate of Sprint Nextel, provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia.

The Company receives revenues from Sprint Nextel for subscribers that obtain service in the Company’s network coverage area and other Sprint Nextel subscribers that use the Company’s network when they use PCS service within the Company’s service area. The Company relies on Sprint Nextel to provide timely, accurate and complete information for the Company to record the appropriate revenue and expenses for each financial period.

The Company had 311 PCS base stations in service at December 31, 2005, compared to 271 base stations in service at December 31, 2004. The increase in base stations was primarily the result of supplementing network capacity and further extending coverage along more heavily traveled secondary roads in the Company’s market areas.

Through Sprint Nextel, the Company began receiving revenue from wholesale resellers of wireless PCS service in late 2002. These resellers pay a flat rate per minute of use for all traffic their subscribers generate on the Company’s network. The Company’s cost to handle this traffic is the incremental cost to provide the necessary network capacity.

The Company’s net travel and wholesale roaming, including the long distance and 3G data portions of that traffic, increased to a $12.3 million net contribution to operating income in 2005, compared to a $10.2 million net contribution to operating income in 2004. The Company’s travel receivable minutes increased 17.3% to 333.6 million and the travel payable minutes increased by 20.1% to 242.3 million. The increases in travel minutes receivable and payable are primarily the result of an increase in usage of the Company’s network facilities by subscribers based in other markets and growth in subscribers in the Company’s markets using PCS service outside of the Company’s service area.

On a per-subscriber basis, the Company’s average of travel payable minutes increased to 180 minutes per month in 2005, which represented an increase of one minute per month from 2004. A continuation of this trend could negatively affect the results of the PCS operation and overall results of the Company absent any changes in the Company’s arrangements with Sprint Nextel.

The Company’s average PCS retail customer turnover, or churn rate, was 2.0% in 2005, compared to 2.1% in 2004. In 2005, there was an increase in PCS bad debt expense to 4.0% of PCS service revenues compared to 3.0% in 2004. Although management continues to monitor receivables, collection efforts and new subscriber credit ratings, there is no certainty that the bad debt expense will not continue to increase in the future.

Operating Revenues

As of December 31, 2005, the Company had 122,975 retail PCS subscribers compared to 102,613 subscribers at December 31, 2004. The PCS operation added 20,362 net retail customers in 2005 compared to 17,474 net retail subscribers added in 2004. In addition, net wholesale users increased by 11,389 in 2005 compared to 14,479 added in 2004. In 2005, wireless service revenues from retail customers increased $8.9 million, or 16.9%.

PCS travel and roaming revenues increased $4.4 million, or 19.1% in 2005. The travel and roaming revenue increase resulted from an increase in travel usage. For 2005, the travel rate the Company received from Sprint Nextel was $0.058 per minute, which was the same rate as in 2004. Roaming revenue declined $0.4 million, or 14%, due to decreasing roaming rates and a decrease in volume as other carriers continue to expand their networks in the Company’s service area.

During 2005, the Company’s PCS segment recorded Universal Service Fund revenues, covering the period from late 2004 to December 31, 2005, of $0.5 million.

PCS equipment revenue increased $0.3 million, or 8.4%. The increase was primarily due to the addition of new PCS subscribers in 2005 and more subscribers upgrading their handsets to access new features provided with the service. The effect of these factors was offset in part by a lower average price received for telephone equipment in 2005. During 2005, as a result of adding new subscribers, the Company sold 36,338 handsets compared to 24,039 in 2004. In addition, as a result of warranties and upgrades, the Company sold 14,336 handsets in 2005 compared to 12,168 in 2004.

Cost of goods and services

Cost of PCS goods and services increased $4.0 million, or 10.3% in 2005. PCS travel costs increased $3.1 million, or 22.6%, to $17.0 million. The travel costs increased due to an increase in the Company’s subscribers and an increase in the average travel minutes used by the Company’s subscribers on the Sprint Nextel or Sprint Nextel affiliate networks not operated by the Company.

Cost of goods and services experienced additional increases due to the cost of the PCS phones sold to new and existing customers. The cost of end user equipment increased $1.7 million from 2004. During 2005, the Company added 5,130 more gross new PCS subscribers than in 2004.

The increase in cost of goods and services was offset in part by the Company’s receipt of $0.8 million for the settlement of a claim from Verizon. See Note 18 to the consolidated financial statements appearing elsewhere in this report for additional information.

Selling, general and administrative

Selling, general and administrative costs increased $5.9 million, or 25.7%, compared to 2004. The increase was primarily attributable to an increase in the amount paid to Sprint Nextel for the administration of the customer base of $1.0 million due to an increase in customers, (which was partially offset by a reduction in the cost per customer totaling $0.3 million), an increase in commissions paid to Radio Shack of $1.0 million, an increase of $0.7 million for commissions paid to national and local third-party retailers, and an increase in bad debt expense of $0.7 million. The remaining $2.4 million increase primarily reflected additional employee expenses and allocated overhead.

Telephone

	Year Ended
	December 31,		Change
(in thousands)	2005	2004	$	%

Segment operating revenues
Service revenue – wireline	$6,850	$6,817	$33	0.5
Access revenue	12,801	11,928	873	7.3
Facilities lease revenue	6,155	5,941	214	3.6
Equipment revenue	17	26	(9)	(34.6)
Other revenue	3,171	2,663	508	19.1

Total segment operating revenues	28,994	27,375	1,619	5.9

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	6,620	4,098	2,522	61.5
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	5,313	8,129	(2,816)	(34.6)
Depreciation and amortization	4,430	4,633	(203)	(4.4)

Total segment operating expenses	16,363	16,860	(497)	(2.9)

Segment operating income	$12,631	$10,515	$2,116	20.1

Shenandoah Telephone Company provides both regulated and unregulated telephone services and leases fiber optic facilities primarily throughout the northern Shenandoah Valley. The telephone segment’s results were not affected by the restatement discussed in Note 2 to the consolidated financial statements appearing elsewhere in this report.

Although growth in new housing starts in the Company’s local telephone area resulted in a net increase of 49 access lines during 2005, the trend over past periods has been a decline in subscribers, principally due to consumer migration to wireless and DSL services from traditional telephone services. The construction of new homes within Shenandoah County appears to have moderated and even reversed this trend in the short term. Based on industry experience, however, the Company anticipates that the long-term trend toward declining telephone subscriber counts may dominate for the foreseeable future.

Operating Revenues

Total switched minutes of use on the local telephone network increased by 16.2% compared to 2004 and access revenues increased $0.9 million, or 7.3%. The mix of minutes that terminate to wireless carriers compared to total minutes shifted from 46.6% to 50.8%. The increase in minutes was primarily attributable to the increase in wireless traffic transiting the Company’s telephone network.

DSL revenue, included in “access revenue,” increased $0.3 million to $0.8 million for 2005. Directory revenue, included in “other revenues,” increased by $0.3 million, or 17.9%, to $2.1 million for 2005.

Cost of goods and services

Cost of goods and services increased in 2005 by $2.5 million, or 61.5%, due primarily to the new allocation methodology adopted by the Company in 2005. The Company filed a new affiliate agreement with the Virginia State Corporation Commission to change the approach of allocating shared resources and costs between the Company’s subsidiaries. The change pooled all employees into a single subsidiary and now allocates shared costs to the appropriate subsidiary, at loaded labor rates. This change in allocation methodology more accurately reflects costs related to labor, in the proper subsidiary and on the proper expense line with the cost of goods and services line increasing, while selling, general and administrative expenses often decreased by similar amounts. See Note 1 to the consolidated financial statements appearing elsewhere in this report for additional information.

Selling, general and administrative

Selling, general and administrative expense decreased in 2005 by $2.8 million, or 34.6% due primarily to the new allocation methodology adopted by the Company in 2005. This reduction was nearly offset by the increase in cost of goods and services mentioned above. See Note 1 to the consolidated financial statements appearing elsewhere in this report for additional information.

Converged Services

	Year Ended December 31,		Change
(in thousands)	2005	2004	$

Segment operating revenues
Service revenue – wireline	$9,631	$731	$8,900
Equipment revenue	12	(1)	13
Other revenue	179	6	173

Total segment operating revenues	9,822	736	9,086

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	6,783	352	6,431
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,378	319	4,059
Depreciation and amortization	2,575	232	2,343

Total segment operating expenses	13,736	903	12, 833

Segment operating (loss)	$(3,914)	$(167)	$(3,747)

The Converged Services segment primarily consists of the operations of NTC, which provides local and long distance voice, data and video services on an exclusive and non-exclusive basis to MDU communities throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee and Mississippi. The Converged Services segment’s results were not affected by the restatement detailed in Note 2 to the consolidated financial statements appearing elsewhere in this report.

The Company purchased the remaining 83.9% of NTC that it did not previously own on November 30, 2004, and prior to that date had no other activities in this segment other than through its minority interest in NTC. Accordingly, 2004 operating results include one month of operating activity for NTC while the 2005 operating results include a full year of NTC’s operations.

The following table shows selected operating statistics for NTC at December 31, 2005.

	At December 31, 2005

	Subscribers

	Accounts	Network	Video	Phone

Bulk Accounts (1)	41	10,701	2,997	6,423
Retail Accounts (2)	10,009	11,625	5,464	3,491
NTC Properties Served (3)	109

(1) – Service is provided under a single contract with the property owner who typically provides service to tenants as part of their lease.

(2)	–	Service is provided under contract with individual subscribers.

(3)	–	Indicates MDU complexes where NTC provides service.

Operating Revenues

Service revenues consist of voice, video and data services at MDU properties in the southeastern United States. Average monthly revenue increased $32 thousand or 4.1% in 2005, compared to 2004.

Cost of goods and services

Cost of goods and services reflects the cost of purchasing video and voice services, the network costs to provide Internet services to customers and network maintenance and repair. Total average monthly operating expenses increased $202 thousand to $1.1 million, or 21.5% compared to 2004. The Company is focused on eliminating redundant processes and integrating the operation to reduce costs of operation.

Mobile

	Year Ended December 31,			Change
(in thousands)	2005	2004	$	%

		(Restated)
Segment operating revenues
Tower lease revenue-affiliate	$1,386	$1,298	$88	6.8
Tower lease revenue-non-affiliate	3,147	2,915	232	8.0
Other revenue	146	178	(32)	(18.0)

Total segment operating revenues	4,679	4,391	288	6.6

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	1,414	1,114	300	26.9
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	559	632	(73)	(11.6)
Depreciation and amortization	713	611	102	16.7

Total segment operating expenses	2,686	2,357	329	14.0

Segment operating income	$1,993	$2,034	$(41)	(2.0)

The Mobile company provides tower rental space to affiliated and non-affiliated companies in the Company’s PCS markets and paging services throughout the northern Shenandoah Valley.

The results for the year ended December 31, 2004 have been restated to reflect the correction of certain errors in the Company’s accounting for operating leases. See Note 2 to the consolidated financial statements appearing elsewhere in this report for additional information. The effect of these restatements on the Mobile segment’s operating income for the year ended December 31, 2004 was to increase tower lease revenue- non-affiliate by $20 thousand and cost of goods and services by $171 thousand and to decrease segment operating income by $151 thousand.

At December 31, 2005, the Mobile segment had 99 towers and 151 non-affiliate tenants compared to 91 towers and 143 non-affiliate tenants at December 31, 2004.

Operating Revenues

The segment’s operating revenues increased due to the increased number of non-affiliate tenants leasing space on the towers compared to 2004.

Cost of goods and services

The cost of goods and services increased due to additional towers in place, which increased 8.8% compared to 2004. The remaining cost increase was due primarily to the new allocation methodology adopted by the Company in 2005. See Note 1 to the consolidated financial statements appearing elsewhere in this report for additional information.

Selling, general and administrative

Selling, general and administrative costs decreased primarily due to the new allocation methodology adopted by the Company in 2005. See Note 1 to the consolidated financial statements appearing elsewhere in this report for additional information.

Depreciation and amortization

The depreciation and amortization expense increased due to the addition of new towers and the additional leasehold improvements being amortized.

CONTINUING OPERATIONS

2004 Compared to 2003

Consolidated Results

The results for the years ended December 31, 2004 and 2003 have been restated to reflect the correction of certain errors in the Company’s accounting for operating leases. See Note 2 to the consolidated financial statements appearing elsewhere in this report for additional information. The effect of these restatements on the Company’s statements of income for the years ended December 31, 2004 and 2003, was to increase operating revenues by $20 thousand and $44 thousand, respectively, increase cost of goods and services by $382 thousand and $404 thousand, respectively, decrease the income tax provision by $157 thousand and $138 thousand, respectively, and decrease net income by $205 thousand and $222 thousand, respectively.

The Company’s consolidated results for the years ended December 31, 2004 and 2003 are summarized as follows:

(in thousands)	Year Ended December 31,		Change
	2004	2003	$	%

	(Restated)	(Restated)

Operating revenues	$120,994	$105,661	$15,333	14.5
Operating expenses	102,983	87,740	15,243	17.4
Operating income	18,011	17,921	90	0.5
Other income (expense)	(2,052)	(3,216)	(1,164)	(36.2)
Income tax provision	5,921	5,166	755	14.6
Discontinued operations, net of income taxes	—	22,389	(22,389)	(100.0)
Cumulative effect of a change in accounting, net of income taxes	—	(76)	76	100.0

Net income	$10,038	$31,852	$(21,814)	(68.5)

Operating revenues

For the year ended December 31, 2004, operating revenue increased $15.3 million, or 14.5%, due primarily to growth in the Company’s PCS segment. For the year ended December 31, 2004, PCS operating revenue increased $13.4 million, or 20.0%, over 2003 operating revenue.

Operating expenses

For the year ended December 31, 2004, operating expenses increased $15.2 million, or 17.4%, due primarily to growth in the Company’s PCS and Telephone segments. For the year ended December 31, 2004, PCS operating expenses increased $9.8 million, or 15.2%, and Telephone operating expenses increased $2.8 million, or 19.5%, compared to 2003. The 2004 results include $1.1 million of expenses for compliance with new Sarbanes-Oxley regulations.

Other income (expense)

For the year ended December 31, 2004, other income (expense) decreased $1.2 million, or 36.2%, primarily as a result of a decrease in interest expense of $0.4 million and an increase in investment income of $0.8 million.

Net income

For the year ended December 31, 2004, net income was $10.0 million, which represented a decrease of $21.8 million or 68.5% from 2003. The decrease is primarily reflected the recording in 2003 of $22.4 million in net income from discontinued operations for the sale of the Company’s cellular operations. See Note 3 to the consolidated financial statements appearing elsewhere in this report for additional information.

Segment Results

The restatement discussed in Note 2 to the consolidated financial statements appearing elsewhere in this report, is reflected in those segments affected by the restatement, which are the PCS segment and the Mobile segment. The other segments, Telephone, Converged Services, Holding and other were not affected by the restatement.

PCS

	Year Ended December 31,		Change
(in thousands)	2004	2003	$	%

	(Restated)	(Restated)
Segment operating revenues
Wireless service revenue	$52,724	$43,827	$8,897	20.3
Travel and roaming revenue	22,863	19,684	3,179	16.2
Equipment revenue	3,190	1,835	1,355	73.8
Other revenue	1,389	1,443	(54)	(3.7)

Total segment operating revenues	80,166	66,789	13,377	20.0

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	39,112	32,688	6,424	19.7
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	22,952	21,261	1,691	8.0
Depreciation and amortization	11,915	10,246	1,669	16.3

Total segment operating expenses	73,979	64,195	9,784	15.2

Segment operating income	$6,187	$2,594	$3,593	138.5

The results for the years ended December 31, 2004 and 2003 have been restated to reflect the correction of certain errors in the Company’s accounting for operating leases. See Note 2 to the consolidated financial statements appearing elsewhere in this report for additional information. The effect of these restatements on PCS’s segment operating income for the years ended December 31, 2004 and 2003 was to increasecost of goods and services by $210 thousand and to decrease segment operating income by $240 thousand.

The Company had 271 PCS base stations in service at December 31, 2004, compared to 253 base stations in service at December 31, 2003. This increase in base stations was primarily the result of supplementing network capacity and further extending coverage along more heavily traveled secondary roads in the Company’s market areas.

Through Sprint Nextel, the Company began receiving revenue from wholesale resellers of wireless PCS service in late 2002. These resellers pay a flat rate per minute of use for all traffic their subscribers generate on the Company’s network. The Company’s cost to handle this traffic is the incremental cost to provide the necessary network capacity.

The Company’s net travel and wholesale roaming, including the long distance and 3G data portions of that traffic, decreased to a $9.2 million net contribution to operating income for 2004, compared to a $9.3 million net contribution to operating income for 2003. The Company’s travel receivable minutes increased 29.3% to 284.5 million and the travel payable minutes increased by 38.7% to 201.8 million. The increases in travel minutes receivable and payable were primarily the result of an increase in usage of the Company’s network facilities by subscribers based in other markets and growth in subscribers in the Company’s markets using PCS service outside of the Company’s service area.

On a per-subscriber basis, the Company’s average of travel payable minutes increased to 179 minutes in 2004, which represented an increase of 20 minutes from 2003.

The Company experienced churn of 2.2% in 2004, compared to 2.1% in 2003, which reflected the Company’s maintenance of rigorous credit screening for new subscribers as well as continued efforts to improve the after-sales support. Competition in the wireless industry continued to have a significant impact on the results of the Company’s PCS operations.

Operating Revenues

As of December 31, 2004, the Company had 102,613 retail PCS subscribers compared to 85,139 subscribers at December 31, 2003. The PCS operations added 17,474 net retail customers in 2004 compared to 17,297 net retail subscribers added in 2003. In addition, net wholesale users increased by 14,479 in 2004 compared to 11,186 in 2003. In 2004, wireless service revenues from retail customers increased $8.9 million, or 20.3%.

PCS travel and roaming revenues increased $3.2 million, or 16.2% in 2004. The travel and roaming revenue increase resulted from an increase in travel usage. For 2004, the travel rate the Company receives from Sprint Nextel was $0.058, the same as 2003. Roaming revenue declined $1.2 million, or 14%, due to decreasing roaming rates and a decrease in volume as other carriers continue to expand their networks.

PCS equipment sales were $3.2 million, which represents an increase of $1.4 million or 73.8% over 2003. The equipment sales at Company stores in 2004 are net of $2.9 million of rebates and discounts given at the time of sale. Rebates and discounts continue to be required to meet significant industry competition for subscriber additions and subscriber retention. These discounts and rebates are primarily transacted in the form of instant rebates, provision of a free second phone when a customer purchases one phone, or substantial price discounts.

Cost of goods and services

Cost of PCS goods and services increased $6.4 million, or 19.7%, primarily as the result of an increase in travel expense and higher volumes of handsets sold through Company-owned stores and PCS handset subsidies paid to Company-managed third-party retailers. Travel expense in 2004 increased by $3.6 million, to $14.4 million due to a significant increase in travel minutes. Travel expense is the cost of minutes used by the Company’s PCS subscribers on Sprint Nextel or other Sprint Nextel Affiliates’ networks. The travel rate for 2004 was $0.058 and did not change from 2003. In 2004, the average customer’s travel usage of 179 minutes per month increased by 20 minutes from 159 minutes per month in 2003. The Company recorded approximately $2.1 million in handset costs related to existing subscribers upgrading their handsets, which represented an increase of $1.2 million, or 142%, over 2003.

In 2004, cost of goods and services experienced additional increases due to the costs of the PCS phones sold to new and existing customers. During 2004, the Company added 41,746 gross new PCS subscribers compared to 39,333 in 2003.

Selling, general and administrative

Selling, general and administrative costs increased $1.7 million, or 8.0%, compared to 2003, primarily as a result of:

•

an increase in the amount paid to Sprint Nextel for the administration of the customer base of $1.6 million, due to an increase in the number of PCS customers, somewhat offset by a decrease in the rate charged per subscriber.

•	a commission expense increase of $0.6 million due to increased phone sales.

Depreciation and amortization

The PCS operations had depreciation expense of $11.9 million, which represented an increase of $1.7 million, or 16.3%, over 2003. The 18 additional PCS base stations placed in service during 2004 resulted in higher depreciation expense for the year in addition to full year depreciation on assets added during the year in 2003.

Telephone

	Year Ended December 31,		Change
(in thousands)	2004	2003	$	%

Segment operating revenues
Service revenue – wireline	$6,817	$6,838	$(21)	(0.3)
Access revenue	11,928	10,450	1,478	14.2
Facilities and tower lease revenue	5,941	6,121	(180)	(2.9)
Equipment revenue	26	39	(13)	(33.3)
Other revenue	2,663	2,343	320	13.7

Total segment operating revenues	27,375	25,791	1,584	6.1

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	4,098	3,286	812	24.7
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	8,129	6,544	1,585	24.2
Depreciation and amortization	4,633	4,279	354	8.3

Total segment operating expenses	16,860	14,109	2,751	19.5

Segment operating income	$10,515	$11,682	$(1,167)	(10.0)

During 2004, the Company’s telephone access line count declined by 186 access lines. The decline was due to the migration to wireless and DSL services which has been, to some extent, offset by the increased customer base from the construction of new homes within Shenandoah County. The telephone segment’s results were not affected by the restatement discussed in Note 2 to the consolidated financial statements appearing elsewhere in this report.

Operating Revenues

Access revenue increased $1.5 million or 14.2% to $11.9 million. The originating minutes increased 9.1% while the terminating minutes increased by 28.3% compared to 2003 traffic.

Directory revenue, included in “other revenues,” increased by $0.4 million, or 23.9%, to $1.8 million.

Cost of goods and services

The segment’s cost of goods increased due to a $0.4 million increase in directory expenses, and $0.3 million in maintenance and supplies and $0.1 million in access fees paid to other providers.

Selling, general and administrative

Selling, general and administrative expense increased in 2004 by $1.6 million, or 24.2%, primarily due to a $0.8 million increase in employee salaries and benefits, a $0.4 million increase in pension expense. and a $0.4 million increase in other expenses.

Converged Services

	Year Ended December 31,		Change
(in thousands)	2004	2003	$

Segment operating revenues
Service revenue – wireline	$731	$—	$731
Equipment revenue	(1)	—	(1)
Other revenue	6	—	6

Total segment operating revenues	736	—	736

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	352	—	352
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	319	—	319
Depreciation and amortization	232	—	232

Total segment operating expenses	903	—	903

Segment operating (loss)	$(167)	$—	$(167)

The Converged Services segment primarily consists of NTC, which provides local and long distance voice, data and video services on an exclusive and non-exclusive basis to MDU communities throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee and Mississippi. The Converged Services segment’s results were not affected by the restatement discussed in Note 2 to the consolidated financial statements appearing elsewhere in this report.

The Company purchased the remaining 83.9% of NTC that it did not previously own on November 30, 2004, and prior to that date had no other activities in this segment. Accordingly, 2004 operating results include one month of operating activity for NTC and 2003 operating results reflect no activity in this segment.

Operating Revenues

Service revenues consisted of voice, video and data services to MDU properties in the southeastern United States.

Cost of goods and services

Cost of goods and services reflects both the cost of purchasing video and voice services and the network costs to provide Internet services to customers and network maintenance and repair.

Mobile

	Year Ended December 31,		Change
(in thousands)	2004	2003	$	%

	(Restated)	(Restated)
Segment operating revenues
Tower lease revenue-affiliate	$1,298	$1,238	$60	4.8
Tower lease revenue-non-affiliate	2,915	2,608	307	11.8
Other revenue	178	276	(98)	(35.5)

Total segment operating revenues	4,391	4,122	269	6.5

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	1,114	1,623	(509)	(31.4)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	632	669	(37)	5.5
Depreciation and amortization	611	599	12	2.0

Total segment operating expenses	2,357	2,891	(534)	(18.5)

Segment operating income	$2,034	$1,231	$803	65.2

The results for the years ended December 31, 2004 and 2003 have been restated to reflect the correction of certain errors in the Company’s accounting for operating leases. See Note 2 to the consolidated financial statements appearing elsewhere in this report for additional information. The effect of these restatements on the Mobile segment’s operating income for the years ended December 31, 2004 and 2003 was to increase tower lease revenue non-affiliate by $20 thousand and $44 thousand, respectively, to increase cost of goods and services by $171 thousand and $164 thousand, respectively and to decrease segment operating income by $151 thousand and $120 thousand, respectively.

Operating Revenues

Operating revenues increased due to additional towers sites being leased by third parties, somewhat offset by a continued decline in other revenue, primarily due to the decline of paging revenue.

Cost of goods and services

Cost of goods and services decreased in 2004 by $0.5 million, or 31.4% due primarily to a $0.2 million decrease in maintenance and repairs as routine tower inspections performed in 2003 were not required in 2004. In addition, the Company received $0.2 million in credits from Verizon during 2004 related to the paging operations covering the period 2000 through 2004.

Discontinued Operations

The Company invested $2.0 million in the Virginia 10 RSA limited partnership in the early 1990’s. The partnership’s local customer base peaked in early 2000 with nearly 12,000 subscribers, then steadily declined to 6,700 by December 31, 2002. The decline was the result of competition with digital technologies and increased competition from national carriers. As a result of the decline in the subscriber base, and the need for extensive capital expenditures to transform the analog network into a digital cellular network, the Company elected to sell its 66% interest in the partnership to Verizon Wireless, one of the minority partners. The agreement was signed in November 2002, and the sale closing occurred on February 28, 2003. The Company’s portion of the net income from its operations for 2003 was $1.2 million. There was no net income or loss from discontinued operations in 2004.

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

Sources and Uses of Cash. The Company generated $32.2 million of net cash from operations in 2005, a $2.2 million decrease from $34.4 million generated in 2004. The primary changes in cash from operations was a $3.4 million increase in non-cash depreciation and amortization offset by a $7.3 million change in deferred taxes. In 2003, operations generated $30.6 million of cash, primarily the result of net income, non-cash depreciation and amortization and deferred taxes.

In 2005, the Company used $30.1 million in investing activities, primarily for the purchase and construction of plant and equipment for the operation of the Company’s businesses. This is $13.4 million lower than 2004 spending of $43.5 million, which included $34.1 million for the purchase and construction of plant and equipment and $9.2 million used to purchase 83.9% of the NTC operation. In 2003, the capital spending was lower due in part to management’s focus on selling the Virginia 10 RSA, and due to concerns about PCS profitability.

Net cash used in financing was $18.7 million in 2005, compared to a net $5.4 million in 2004. In 2005, the Company made an unscheduled payment on the revolving debt facility of $12 million, in addition to the scheduled principal payments of $4.4 million on the term debt facilities. The dividend increased by $0.3 million. In 2005, the Company received $1.2 million in cash for the exercise of incentive stock options, an increase of $0.6 million over 2004. In 2004, the Company secured the CoBank revolver facility to purchase NTC. The Company borrowed $13.1 million for the purchase and to pay off the acquired debt, in addition to funding the scheduled debt payments. In 2003, the Company made an accelerated payment on certain portions of its long-term debt, in addition to the scheduled debt payments to reduce the debt balance, as a result of the cash generated from the sale of the Virginia 10 RSA limited partnership interest.

Discontinued operations generated cash of $5.0 million in 2005, the result of the settlement of the escrow account established in 2003, in the sale of the Virginia 10 RSA Cellular Partnership interest.

Indebtedness. At December 31, 2005, the Company’s indebtedness totaled $35.9 million and the annualized overall weighted average rate of such indebtedness was approximately 7.4%.

On November 30, 2004, the Company amended the terms of its Master Loan Agreement with CoBank, ACB to provide for a $15 million revolving reducing credit facility. Under the terms of the amended credit facility, the Company was able to borrow up to $15 million for use in connection with the acquisition of NTC Communications LLC and other corporate purposes. The revolving credit facility has a 12-year term with scheduled quarterly payments beginning June 2006. Borrowings under the facility accrue interest at an adjustable rate that can be converted to a fixed rate at the Company’s option. As of December 31, 2005, interest accrued on outstanding borrowings at an annual rate of 5.96%. Repayment of the revolving credit facility is secured by a pledge of the stock of all of the subsidiaries of the Company and all of the outstanding membership interests in NTC. In May 2005, the Company made an unscheduled $12.0 million payment on the revolving debt facility, from funds invested in short-term cash investments, to reduce interest expense. At December 31, 2005, $1.2 million was outstanding under this facility.

The outstanding balance of the CoBank term loan is $29.8 million at December 31, 2005, all of which is at fixed rates ranging from approximately 6.67% to 8.05%. The stated rate excluded patronage credits that are received from CoBank. These patronage credits are a distribution of profits from CoBank, which is a cooperative required to distribute its profits to its members. During the first quarter of 2005 and 2004, the Company received patronage credits of approximately 100 and 81 basis points, respectively, on its outstanding CoBank debt balance. The CoBank term facility matures in 2013 and requires monthly payments of $332 thousand plus interest.

The CoBank loan agreements have three financial covenants that are measured on a trailing 12-month basis and are calculated on continuing operations. At December 31, 2005, the ratio of total debt to operating cash flow, which must be 2.5 or lower, was 0.8; the equity to total assets ratio, which must be 35% or higher, was 59.3%; and the ratio of operating cash flow to scheduled debt service, which must exceed 2.0, was 5.0. The Company was in compliance with all other covenants related to its debt agreements at December 31, 2005.

As of December 31, 2005, the Company had loans from the Rural Telephone Bank and the Rural Utilities Service totaling $4.7 million at fixed rates ranging from 5.0% to 6.0%. The RTB loans require monthly payments of $67 thousand including interest. RUS loans require quarterly payments of $4 thousand including interest. The RUS and RTB loans have maturities through 2019. The Company’s covenants on the RUS/RTB debt require the pledge of all current and future assets of the telephone subsidiary until the debt is retired.

On August 4, 2005, the board of directors of the Rural Telephone Bank adopted resolutions for the purpose of dissolving RTB as of October 1, 2005. The Company holds 10,821,770 shares of Class B and Class C RTB Common Stock ($1.00 par value) which is reflected on the Company’s books at $796,000 under the cost method at December 31, 2005. In 2006, the Company will receive $11.3 million in proceeds, and recognize a gain of approximately $6.5 million, net of tax, related to the dissolution of the RTB, and the redemption of the stock.

Contractual Commitments. The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to its various long-term debt facilities, and non-cancelable operating lease agreements for retail space, tower space and cell sites. Expected future minimum contractual cash obligations for the next five years and in the aggregate at December 31, 2005, are as follows:

Payments due by periods

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt principal	$35,918	$4,526	$9,553	$10,309	$11,530
Interest on long –term debt	8,366	2,293	3,538	2,049	486
Retirement plan benefit contributions/payments	825	700	—	—	125
Operating leases (1)	48,822	5,237	10,447	9,358	23,780
Capital calls on investments	692	692	—	—	—
Purchase obligations (2)	3,100	3,100	—	—	—

Total obligations	$97,723	$16,548	$23,538	$21,716	$35,921

(1)	Amounts include payments over reasonably assured renewals. See Note 14 to the consolidated financial statements appearing elsewhere in this report for additional information.

(2)	Represents open purchase orders at December 31, 2005.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments.The Company spent $30 million on capital projects in 2005, or approximately $8 million less than the 2005 budgeted amount. The variance was primarily due to delays in the start dates for construction of a fiber route and various PCS related expenditures.

Capital expenditures budgeted for 2006 total approximately $42.8 million, including approximately $21.3 million for additional PCS base stations, additional towers, and switch upgrades to enhance the PCS network. Approximately $5.7 million is budgeted for NTC’s network upgrades and new MDU build outs, improvements and replacements, approximately $5.3 million for the telephone operations, approximately $2.4 million for wireless broadband projects, and approximately $8.4 million for technology upgrades and other capital needs.

The Company believes that cash on hand, cash flow from operations, the expected RTB distribution, and borrowings expected to be available under the Company’s existing revolving credit facility will provide sufficient cash to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next 12 months. Thereafter, capital expenditures will likely to continue to be required to provide increased capacity to meet the Company’s expected growth in demand for its products and services. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for its products and new market developments and opportunities. The Company currently expects that it will fund its future capital expenditures primarily with cash from operations and with borrowings.

These events include, but are not limited to; changes in overall economic conditions, regulatory requirements, changes in technologies, availability of labor resources and capital, changes in the Company’s relationship with Sprint Nextel, cancellations or non-renewal of NTC contracts and other conditions. The PCS subsidiary’s operations are dependent upon Sprint Nextel’s ability to execute certain functions such as billing, customer care, and collections; the subsidiary’s ability to develop and implement successful marketing programs and new products and services, and the subsidiary’s ability to effectively and economically manage other operating activities under the Company’s agreements with Sprint Nextel. The Company’s ability to attract and maintain a sufficient customer base is also critical to its ability to maintain a positive cash flow from operations. The foregoing events individually or collectively could affect the Company’s results. The Company continues to assess the impact of the planned merger of Sprint Nextel and Nextel Partners on the Company’s operations.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 (R) replaces SFAS No. 123, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. The approach in SFAS 123 (R) is similar to the approach described in SFAS No. 123, however, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS No. 123 (R) will be effective for the Company beginning January 1, 2006. The Company expects to record a cumulative effect of a change in accounting principle of approximately $0.2 million upon application of SFAS 123 (R).

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47 “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s consolidated results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes. The Company’s interest rate risk involves three components. The first component is outstanding debt with variable rates. As of December 31, 2005, the Company’s variable rate debt balance was $1.2 million. The Company’s interest rate risk on the variable rate debt is $7 thousand based on a 10.0% increase in the interest rate. The Company’s remaining debt has fixed rates through maturity. A 10.0% increase in interest rates would decrease the fair value of the Company’s total debt by approximately $0.8 million, while the estimated fair value of the fixed rate debt was approximately $33.6 million as of December 31, 2005.

The second component of interest rate risk consists of temporary excess cash, which is primarily invested in overnight repurchase agreements and Treasury bills with a maturity of less than 90 days. The cash is currently invested in short-term investment vehicles that have limited interest rate risk. Management continues to evaluate the most beneficial use of these funds.

The third component of interest rate risk is marked increases in interest rates that may adversely affect the rate at which the Company may borrow funds for growth in the future. Management does not believe that this risk is currently significant because the Company’s existing sources of liquidity are adequate to provide cash for operations, payment of debt and near-term capital projects.

Management does not view market risk as having a significant impact on the Company’s results of operations, although future results could be adversely affected if interest rates were to increase significantly for an extended period and the Company were to require external financing. Since the Company has no investments in publicly traded stock as of December 31, 2005, there is currently no risk related to the Company’s available for sale securities. General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

As of December 31, 2005, the Company has $7.3 million invested in privately held companies directly or through investments with portfolio managers. Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability. The Company’s market risk is limited to the funds previously invested and an additional $0.7 million committed under contracts the Company has signed with portfolio managers.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-2 through F-37.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As discussed elsewhere in the Annual Report on Form 10-K, on February 22, 2006, the Audit Committee of the board of directors concluded, based on the recommendation of our management, that our financial statements for years ended December 31, 2003 and 2004, for each of the quarters in the year ended December 31, 2004 and for the first three quarters of the year ended December 31, 2005 (collectively, the “restated financial periods”) should be restated to correct certain errors relating to accounting for operating leases, as described below under “Management’s Report on Internal Control Over Financial Reporting” and also Note 2 to the Company’s consolidated financial statements appearing elsewhere in this report for additional information.

In the reports we filed with the SEC for each of the restated financial periods, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the financial period covered by each such report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of the end of each such financial period. However, in connection with the restatement of our financial statements, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted another evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as a result of the material weakness in our internal control over financial reporting with respect to accounting for operating leases described below in “Management’s Report on Internal Control Over Financial Reporting,” our disclosure controls and procedures were not effective as of December 31, 2003, as of the end of each quarter in the year ended December 31, 2004 (including December 31, 2004), or as of the end of each of the first three quarters of the year ended December 31, 2005. In addition, based upon the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting as of December 31, 2005 described below in “Management’s Report on Internal Control Over Financial Reporting,” our disclosure controls and procedures were not effective as of December 31, 2005. We have described the actions we are taking to remediate the material weaknesses in our internal control over financial reporting below under “Changes in Internal Control Over Financial Reporting.”

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management has identified two material weaknesses in the Company’s internal control over financial reporting as of December 31, 2005:

•

Ineffective controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices. The Company’s controls did not detect that the Company had incorrectly excluded the consideration of renewal periods in the recording of operating lease expense or in the recording of operating lease revenue. This material weakness resulted in errors in operating revenues, cost of goods and services, deferred charges and other assets, deferred lease payables, deferred income tax liabilities and retained earnings, as of and for the years ended December 31, 2003 and 2004, for each of the quarters in the year ended December 31, 2004 and for the first three quarters of the year ended December 31, 2005, for which the Company restated its consolidated financial statements.

•

Inadequate controls over the accounting for income taxes. Specifically, the Company lacked sufficient personnel with adequate technical skills related to accounting for income taxes. In addition, the Company’s policies and procedures did not provide for effective supervisory review of the analysis of income tax accounting amounts, including the review of the calculation of current income tax expense and the calculation of the appropriate deferred tax liability. These deficiencies resulted in a material misstatement of income tax expense and deferred tax liabilities in the Company’s preliminary 2005 consolidated financial statements. These errors have been corrected by management in the Company’s consolidated financial statements as of and for the year ended December 31, 2005 included in this Annual Report.

As a result of these material weaknesses, our management has determined that our internal control over financial reporting was not effective as of December 31, 2005.

KPMG LLP, a registered public accounting firm, which audited the Company’s financial statements included in this Annual Report, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which is included in Item 8 of this Annual Report.

(c) Changes in Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting During 2005 Fourth Quarter

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to December 31, 2005, we are initiating the measures discussed below to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2005.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

In connection with correcting our methodology of accounting for operating leases, we are instituting the following procedures to remediate the related material weakness in our internal control over financial reporting described above under “Management’s Report on Internal Control Over Financial Reporting”:

(1)	the Company will review any renewing lease to determine if a new straight-line calculation is required;

(2)	the Company will review new and/or modified lease arrangements to ensure appropriate consideration of lease renewal periods; and

(3)	the Company will enhance systematic controls applicable to the calculation of deferred rent assets and liabilities.

To remediate the material weakness with respect to the income tax calculation process, the Company is evaluating the staffing and other resources necessary to address this weakness and plans to procure and maintain adequate resources for this purpose.

ITEM 9B.	OTHER INFORMATION

On January 19, 2006, the Shenandoah Telephone Company executed a Stock Redemption Agreement with the RTB, a copy of which agreement is filed as an exhibit to this Annual Report.

On August 4, 2005, the board of directors of the Rural Telephone Bank (the “RTB”) adopted a number of resolutions for the purpose of dissolving RTB as of October 1, 2005. The Company held 10,821,770 shares of Class B and Class C RTB Common Stock ($1.00 par value) which is reflected on the Company’s books at $796,000 under the cost method at December 31, 2005. In 2006, the Company will recognize a gain of approximately $6.5 million, net of tax, related to the dissolution of the RTB. In 2006, the Company will receive $11.3 million in proceeds, and recognize a gain of approximately $6.5 million, net of tax, related to the dissolution of the RTB, and the redemption of the stock.

Shenandoah Telephone Company owns both Class B stock and Class C stock of the RTB, and has been advised by the RTB that the total cash proceeds to the Company from the redemption is expected to be $11.3 million before taxes. The Company expects that the full value of the cash proceeds received in the redemptions will be subject to income taxes.

For security reasons Schedule II to the Agreement which contains bank routing and account information has been redacted from the copy of the Agreement that is filed as an exhibit to this Annual Report.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information responsive to this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this Item 11 is incorporated herein by reference to the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information responsive to this Item 12 is incorporated herein by reference to the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information responsive to this Item 13 is incorporated herein by reference to the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-37 of this report and are incorporated by reference in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2005, 2004 and 2003

Consolidated Statements of Income for the three years ended December 31, 2005

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three years ended December 31, 2005

Consolidated Statements of Cash Flows for the three years ended December 31, 2005

Notes to Consolidated Financial Statements

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) The following exhibits are either filed with this Form 10-K or incorporated herein by reference. Our Securities Exchange Act file number is 000-09881.

Exhibits Index

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Shenandoah Telecommunications Company filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-21733).

3.2	Shenandoah Telecommunications Company Bylaws, as amended, filed as Exhibit 3.2 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

4.1	Rights Agreement, dated as of February 8, 1998 between the Company and Crestar Bank filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated February 9, 1998).

4.2	Shenandoah Telecommunications Company Dividend Reinvestment Plan filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-74297) and incorporated herein by reference.

4.3	Specimen representing the Common Stock, no par value, of Shenandoah Telecommunications Company filed as Exhibit 4.3 to the Company’s Report on Form 10-K for the year ended December 31, 2004.

10.1	Shenandoah Telecommunications Company Stock Incentive Plan filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-21733) and incorporated herein by reference.

10.2	Shenandoah Telecommunications Company Dividend Reinvestment Plan filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3D (No. 333-74297) and incorporated herein by reference.

10.3

Settlement Agreement and Mutual Release dated as of January 30, 2004 by and among Sprint Spectrum L.P., Sprint Communications Company L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P. and Shenandoah Personal Communications Company and Shenandoah Telecommunications Company, dated January 30, 2004; filed as Exhibit 10.3 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.4

Sprint PCS Management Agreement dated as of November 5, 1999 by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.4 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.5

Sprint PCS Services Agreement dated as of November 5, 1999 by and between Sprint Spectrum L.P. and Shenandoah Personal Communications Company filed as Exhibit 10.5 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.6

Sprint Trademark and Service Mark License Agreement dated as of November 5, 1999 by and between Sprint Communications Company, L.P. and Shenandoah Personal Communications Company filed as Exhibit 10.6 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.7	Sprint Spectrum Trademark and Service Mark License Agreement dated as of November 5, 1999 by and between Sprint Spectrum L.P. and Shenandoah Personal Communications

Company filed as Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.8

Addendum I to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.8 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.9

Asset Purchase Agreement dated November 5, 1999 by and among Sprint Spectrum L.P., Sprint Spectrum Equipment Company, L. P., Sprint Spectrum Realty Company, L.P., and Shenandoah Personal Communications Company, serving as Exhibit A to Addendum I to the Sprint PCS Management Agreement and as Exhibit 2.6 to the Sprint PCS Management Agreement filed as Exhibit 10.9 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.10

Addendum II dated August 31, 2000 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.10 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.11

Addendum III dated September 26, 2001 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.11 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.12

Addendum IV dated May 22, 2003 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.12 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.13

Addendum V dated January 30, 2004 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.13 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.14	Supplemental Executive Retirement Plan filed as Exhibit 10.14 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.15

Addendum VI dated May 24, 2004 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.15 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2004.

10.16

Second Amended and Restated Master Loan Agreement, dated as of November 30, 2004, by and between CoBank, ACB and Shenandoah Telecommunications Company filed as Exhibit 10.16 to the Company’s Current Report on Form 8-K dated December 3, 2004.

10.17

Third Supplement to the Master Loan Agreement dated as Of November 30, 2004, between CoBank, ACB and Shenandoah Telecommunications Company filed as Exhibit 10.17 to the Company’s Current Report on Form 8-K dated December 3, 2004.

10.18	Second Amendment to the Term Supplement to the Master Loan Agreement dated as Of November 30, 2004, between CoBank, ACB and Shenandoah Telecommunications

Company filed as Exhibit 10.18 to the Company’s Current Report on Form 8-K dated December 3, 2004.

10.19	Pledge Agreement dated November 30, 2004 between CoBank, ACB and Shenandoah Telecommunications Company filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K dated December 3, 2004.

10.20

Membership Interest Pledge Agreement dated November 30, 2004 between CoBank, ACB and Shenandoah Telecommunications Company filed as Exhibit 10.20 to the Company’s Current Report on Form 8-K dated December 3, 2004.

10.21

Membership Interest Pledge Agreement dated November 30, 2004 between CoBank, ACB and Shentel Converged Services, Inc. filed as Exhibit 10.21 to the Company’s Current Report on Form 8-K dated December 3, 2004.

10.22

Interest Purchase Agreement dated November 30, 2004 by and among Shentel Converged Services, Inc., NTC Communications LLC and the Interest holders named therein filed as Exhibit 10.22 to the Company’s Current Report on Form 8-K dated January 21, 2005.

10.23

Form of Incentive Stock Option Agreement under the 1996 Shenandoah Telecommunications Company Stock Incentive Plan (for routine formula grants) filed as Exhibit 10.23 to the Company’s Current Report on Form 8-K dated January 21, 2005.

10.24

Forms of Incentive Stock Option Agreement under the 1996 Shenandoah Telecommunications Company Stock Incentive Plan (for newly hired executive employees) filed as Exhibit 10.24 to the Company’s Current Report on Form 8-K dated January 21, 2005.

10.25	Description of the Shenandoah Telecommunications Company Incentive Plan filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K dated January 21, 2005.

10.26	Description of Compensation of Non-Employee Directors. Filed as exhibit 10.29 to the Company’s current report on Form 8-K dated May 4, 2005.

10.27	Description of Management Compensatory Plans and Arrangements. Filed as exhibit 10.27 to the Company’s current report on Form 8-K dated April 20, 2005.

10.28	2005 Stock Incentive Plan filed as exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-127342).

*10.29	Form of Incentive Stock Option Agreement under the 2005 Stock Incentive Plan

*10.30	Stock Redemption Agreement dated as of November 10, 2005 among Shenandoah Telephone Company and The Rural Telephone Bank.

*21	List of Subsidiaries.

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of President and Chief Executive Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

* Filed herewith.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(Continued)

PART IV (Continued)

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY

March 21, 2006	By: /S/ CHRISTOPHER E. FRENCH

Christopher E. French, President (Duly Authorized Officer)

PART IV (Continued)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/CHRISTOPHER E. FRENCH	President & Chief Executive Officer,
March 21, 2006	Director (Principal Executive Officer)
Christopher E. French

/s/EARLE A. MACKENZIE	Executive Vice President & Treasurer
March 21, 2006	(Principal Financial Officer and
Earle A. MacKenzie	Principal Accounting Officer)

/s/DOUGLAS C. ARTHUR	Director
March 21, 2006
Douglas C. Arthur

/s/NOEL M. BORDEN	Director
March 21, 2006
Noel M. Borden

/s/KEN L. BURCH	Director
March 21, 2006
Ken L. Burch

/s/TRACY FITZSIMMONS	Director
March 21, 2006
Tracy Fitzsimmons

/s/GROVER M. HOLLER, JR.	Director
March 21, 2006
Grover M. Holler, Jr.

/S/DALE S. LAM	Director
March 21, 2006
Dale S. Lam

/S/WILLIAM A. TRUBAN, JR.	Director
March 21, 2006
William A. Truban, Jr.

/s/JAMES E. ZERKEL II	Director
March 21, 2006
James E. Zerkel II

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Shenandoah Telecommunications Company:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting under Item 9A(b), that Shenandoah Telecommunications Company and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:

•

Ineffective controls over the selection and monitoring of appropriate assumptions and factors affecting the Company’s lease accounting practices. The Company’s controls did not detect that the Company had incorrectly excluded the consideration of renewal periods in the recording of operating lease expense or in the recording of operating lease revenue. This material weakness resulted in errors in operating revenues, cost of goods and services, deferred charges and other assets, deferred lease payables, deferred income tax liabilities and retained earnings, as of and for the years ended December 31, 2003 and 2004, for each of the quarters in the year ended December 31, 2004 and for the first three quarters of the year ended December 31, 2005, for which the Company restated its consolidated financial statements.

•

Inadequate controls over the accounting for income taxes. Specifically, the Company lacked sufficient personnel with adequate technical skills related to accounting for income taxes. In addition, the Company’s policies and procedures did not provide for effective supervisory review of the analysis of income tax accounting amounts, including the review of the calculation of current income tax expense and the calculation of the appropriate deferred tax liability. These deficiencies resulted in a material misstatement of income tax expense and deferred tax liabilities in the Company’s preliminary 2005 consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Shenandoah Telecommunications Company and subsidiaries, as of December 31, 2005 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year then ended. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 15, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Richmond, Virgnia

March 15, 2006

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Shenandoah Telecommunications Company:

We have audited the accompanying consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries (the Company), as of December 31, 2005, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shenandoah Telecommunication Company and subsidiaries as of December 31, 2005, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company has restated its 2004 and 2003 consolidated financial statements.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations in 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia

March 15, 2006

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005, 2004 (Restated) and 2003 (Restated)
in thousands

ASSETS	2005	2004	2003

		(Restated)	(Restated)
Current Assets
Cash and cash equivalents	$2,572	$14,172	$28,696
Accounts receivable, net	11,864	9,019	6,488
Escrow receivable	—	5,000	—
Income taxes receivable	795	2,341	1,526
Materials and supplies	2,702	2,108	2,062
Prepaid expenses and other	2,336	1,877	1,669
Deferred income taxes	532	—	522

Total current assets	20,801	34,517	40,963

Securities and Investments
Available-for-sale securities	—	232	199
Other investments	7,365	7,018	7,268

Total securities and investments	7,365	7,250	7,467

Property, Plant and Equipment
Plant in service	248,321	227,004	197,431
Plant under construction	9,061	3,319	2,261

	257,382	230,323	199,692
Less accumulated amortization and depreciation	95,144	74,071	72,006

Net property, plant and equipment	162,238	156,252	127,686

Other Assets
Intangible assets, net	3,346	3,547	—
Cost in excess of net assets of businesses acquired	10,103	8,863	3,313
Deferred charges and other assets, net	1,068	992	6,089

Net other assets	14,517	13,402	9,402

Total assets	$204,921	$211,421	$185,518

See accompanying notes to consolidated financial statements.

                    (Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005, 2004 (Restated) and 2003 (Restated)
in thousands

LIABILITIES AND SHAREHOLDERS’ EQUITY	2005	2004	2003

		(Restated)	(Restated)
Current Liabilities
Current maturities of long-term debt	$4,526	$4,372	$4,230
Accounts payable	6,928	6,003	4,729
Advanced billings and customer deposits	4,247	3,566	3,326
Accrued compensation	3,294	1,785	1,015
Deferred income taxes	—	1,453	—
Accrued liabilities and other	3,746	4,667	2,496

Total current liabilities	22,741	21,846	15,796

Long-term debt, less current maturities	31,392	47,919	39,116

Other Long-Term Liabilities
Deferred income taxes	24,599	24,162	20,312
Pension and other	2,359	2,859	3,425
Deferred lease payable	2,230	1,878	1,496

Total other liabilities	29,188	28,899	25,233

Commitments and Contingencies

Shareholders’ Equity
Common stock, no par value, authorized 16,000 shares; issued and outstanding 7,687 shares in 2005, 7,630 shares in 2004, and 7,593 shares in 2003	8,128	6,319	5,733
Retained earnings	113,576	106,373	99,614
Accumulated other comprehensive income (loss)	(104)	65	26

Total shareholders’ equity	121,600	112,757	105,373

Total liabilities and shareholders’ equity	$204,921	$211,421	$185,518

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2005, 2004 (Restated) and 2003 (Restated)
in thousands, except per share amounts

	2005	2004	2003

		(Restated)	(Restated)

Operating revenues	$146,391	$120,994	$105,661

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	60,299	45,847	39,769
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	44,334	38,116	31,340
Depreciation and amortization	22,382	19,020	16,631

Total operating expenses	127,015	102,983	87,740

Operating income	19,376	18,011	17,921

Other income (expense):
Interest expense, net	(3,076)	(3,129)	(3,510)
Loss on investments, net	(152)	(57)	(64)
Non-operating income, net	1,303	1,134	358

Income before income taxes, cumulative effect of a Change in accounting and discontinued operations	17,451	15,959	14,705

Income tax expense	6,716	5,921	5,166

Income from continuing operations	10,735	10,038	9,539

Discontinued operations, net of income taxes	—	—	22,389
Cumulative effect of a change in accounting, net of income taxes	—	—	(76)

Net income	$10,735	$10,038	$31,852

Income (loss) per share:
Basic net income (loss) per share:
Continuing operations	$1.40	$1.32	$1.26
Discontinued operations	—	—	2.95
Cumulative effect of a change in accounting, net of income taxes	—	—	(0.01)

	$1.40	$1.32	$4.20

Weighted average shares outstanding, basic	7,659	7,611	7,577

Diluted net income (loss) per share:
Continuing operations	$1.39	$1.31	$1.25
Discontinued operations	—	—	2.94
Cumulative effect of a change in accounting, net	—	—	(0.01)

	$1.39	$1.31	$4.18

Weighted average shares, diluted	7,703	7,657	7,608

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31, 2005, 2004 (Restated) and 2003 (Restated)
in thousands, except per share amounts

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total

Balance as originally reported	7,552	$5,246	$71,335	$(4)	$76,577
Effect of restatement on periods ending on or prior to December 31, 2002			(613)		(613)

Balance, December 31, 2002, as restated	7,552	$5,246	$70,722	$(4)	$75,964
Comprehensive income:
Net income, as restated	—	—	31,852	—	31,852
Net unrealized change in securities available-for-sale, net of tax of $(18)	—	—	—	30	30

Total comprehensive income, as restated					31,882

Dividends declared ($0.39 per share)	—	—	(2,960)	—	(2,960)
Common stock issued through exercise of incentive stock options and stock grants	41	487	—	—	487

Balance, December 31, 2003, as restated	7,593	$5,733	$99,614	$26	$105,373
Comprehensive income:
Net income, as restated	—	—	10,038	—	10,038
Net unrealized change in securities available-for-sale, net of tax of $(21)	—	—	—	39	39

Total comprehensive income, as restated					10,077

Dividends declared ($0.43 per share)	—	—	(3,279)	—	(3,279)
Common stock issued through exercise of incentive stock options	37	586	—	—	586

Balance, December 31, 2004, as restated	7,630	$6,319	$106,373	$65	$112,757
Comprehensive income
Net income	—	—	10,735	—	10,735
SERP additional minimum pension liability	—	—	—	(104)	(104)
Net unrealized change in securities available-for-sale, net of tax of $(40)	—	—	—	(65)	(65)

Total comprehensive income					10,566

Dividends declared ($0.46 per share)	—	—	(3,532)	—	(3,532)
Stock based compensation	—	347	—	—	347
Common stock issued through exercise of incentive stock options	57	1,169	—	—	1,169
Excess tax benefit from stock options exercised	—	293	—	—	293

Balance, December 31, 2005	7,687	$8,128	$113,576	$(104)	$121,600

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 (Restated) and 2003 (Restated)
in thousands

	2005	2004	2003

		(Restated)	(Restated)
Cash Flows from Operating Activities from Continuing Operations
Net income	$10,735	$10,038	$31,852
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Income from discontinued operations	—	—	(22,389)
Cumulative effect of change in accounting principle	—	—	76
Depreciation	21,920	18,976	16,612
Amortization	462	44	19
Stock based compensation expense	347	—	—
Deferred income taxes	(1,511)	5,803	5,527
Loss on disposal of assets	383	1,251	348
Net (gain) loss on disposal of investments	(74)	(144)	3
Net (gain) loss from patronage and equity investments	(8)	33	52
Other	(962)	(777)	399
Changes in assets and liabilities, exclusive of acquired businesses:
(Increase) decrease in:
Accounts receivable	(2,374)	(2,140)	1,069
Materials and supplies	(589)	75	(275)
Increase (decrease) in:
Accounts payable	925	(172)	(275)
Deferred lease payable	353	382	404
Other prepaids, deferrals and accruals	2,642	1,047	(2,823)

Net cash provided by operating activities from continuing operations	$32,249	$34,416	$30,599

Cash Flows From Investing Activities
Purchase and construction of plant and equipment, net of retirements	$(29,527)	$(34,095)	$(12,476)
Acquisition of businesses, net of cash acquired	(600)	(9,153)	—
Purchase of investment securities	(536)	(736)	(796)
Proceeds from investment activities	403	416	714
Proceeds from sale of equipment	147	39	109

Net cash used in investing activities from continuing operations	$(30,113)	$(43,529)	$(12,449)

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 (Restated) and 2003 (Restated)
in thousands

	2005	2004	2003

		(Restated)	(Restated)
Cash Flows From Financing Activities
Proceeds from issuance of long-term debt	$—	$13,177	$—
Principal payments on long-term debt	(4,373)	(15,895)	(8,697)
Net payments of lines of credit	(12,000)	—	(3,503)
Dividends paid	(3,532)	(3,279)	(2,960)
Proceeds from exercise of incentive stock options	1,169	586	487

Net cash used in financing activities from continuing operations	$(18,736)	$(5,411)	$(14,673)

Net cash provided by (used in) continuing operations	$(16,600)	$(14,524)	$3,477
Net cash provided by operating activities from discontinued operations (as revised) (1)	5,000	—	3,530
Net cash provided by investing activities from discontinued operations (as revised) (1)	—	—	19,480

Net increase (decrease) in cash and cash equivalents	$(11,600)	$(14,524)	$26,487

Cash and cash equivalents:
Beginning	14,172	28,696	2,209

Ending	$2,572	$14,172	$28,696

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest, net of capitalized interest of $20 in 2005; $30 in 2004, and $26 in 2003	$3,072	$3,112	$3,577

Income taxes	$6,296	$935	$15,569

(1)	See Note 1 “Reclassifications” for further discussion on the revised disclosure of discontinued operations.

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of business: Shenandoah Telecommunications Company and its subsidiaries (collectively, the “Company”) provide telephone service, wireless personal communications service (“PCS”) under the Sprint brand name, cable television, unregulated communications equipment sales and services, Internet access, and paging services. In addition, the Company leases towers and operates and maintains an interstate fiber optic network. As a result of the NTC Communications, L.L.C. (“NTC”) acquisition on November 30, 2004, the Company, through its subsidiary Shentel Converged Services, provides local and long distance voice, video, and Internet services on an exclusive and non-exclusive basis to multi-dwelling unit (“MDU”) communities (primarily off-campus college student housing) throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee and Mississippi. In September 2005, the Company began an initiative to market wireless broadband services. The Company plans to move forward with its initiative to build networks and market wireless broadband to customers in selected markets in the mid-atlantic and southeastern United States. The Company’s other operations are located in the four-state region surrounding the Northern Shenandoah Valley of Virginia. Pursuant to a management agreement with Sprint Nextel Communications Company and its related parties (collectively, “Sprint Nextel”), the Company is the exclusive PCS Affiliate of Sprint Nextel providing wireless mobility communications network products and services on the 1900 megahertz spectrum range in the geographic area extending from Altoona, Harrisburg and York, Pennsylvania, south through Western Maryland, and the panhandle of West Virginia, to Harrisonburg, Virginia. The Company is licensed to use the Sprint brand name in this territory, and operates its network under the Sprint Nextel radio spectrum license (See Note 8). A summary of the Company’s significant accounting policies follows:

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

Allocations: In connection with the adoption of a new affiliates agreement which was approved by the Virginia State Corporation Commission effective January 1, 2005, and pursuant to assignment and assumption agreements between Shentel Management Company and Shenandoah Telephone Company, and the Company’s other subsidiaries, effective January 1, 2005, all employees and certain assets and liabilities of these subsidiaries have been transferred to Shentel Management Company which is now the entity through which all shared services and shared assets are provided to all existing and future affiliates of the Company. The new affiliates agreement had no impact on the consolidated financial statements.

Effective January 1, 2005, the Company implemented a new methodology for allocating all shared services and shared assets of the Company. The Company believes the new allocation methodology more accurately allocates labor, benefits and shared costs to its affiliates. FAS 131, “Disclosures about Segments of an Enterprise and Related Information” requires the Company to restate previously reported segment information following a change in the composition of an enterprise’s segment information unless it is impractical to do so. Further, if the Company is unable to restate previously reported segment information, the Company is required to provide current-period segment information on both the old and new basis of segmentation in the year in which the change occurs unless it is impracticable to do so. Due to the nature of the change in allocation methodology, and the process to derive the allocation of shared costs, management has determined that it would be impractical to restate prior year segment information or calculate the allocation using both the old and new methods.

Cash and cash equivalents: The Company considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times, these investments may be in excess of FDIC insurance limits. Cash equivalents were $2.1 million, $14.1 million, and $27.9 million at December 31, 2005, 2004 and 2003, respectively.

Accounts receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and industry and local economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances meeting specific criteria are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable are concentrated among customers within the Company’s geographic service area and large telecommunications companies. Changes in the allowance for doubtful accounts for trade accounts receivable for the years ended December 31, 2005, 2004 and 2003 are summarized below (in thousands):

	2005	2004	2003

Balance at beginning of year	$351	$478	$926
Bad debt expense	2,780	1,426	1,392
Losses charged to allowance	(2,839)	(1,695)	(2,098)
Recoveries added to allowance	281	142	258

Balance at end of year	$573	$351	$478

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

Equity Method Investments: Investments in partnerships and in unconsolidated corporations where the Company’s ownership is 20% or more, or where the Company otherwise has the ability to exercise significant influence, are reported under the equity method. Under this method, the Company’s equity in earnings or losses of investees is reflected in earnings. Distributions received reduce the carrying value of these investments. The Company recognizes a loss when there is a decline in value of the investment which is other than a temporary decline.

Materials and supplies: New and reusable materials are carried in inventory at the lower of average cost or market value. Inventory held for sale, such as telephones and accessories, are carried at the lower of average cost or market value. Non-reusable material is carried at estimated salvage value.

Property, plant and equipment: Property, plant and equipment is stated at cost. The Company capitalizes all costs associated with the purchase, deployment and installation of property, plant and equipment, including interest on major capital projects during the period of their construction. Expenditures, including those on leased assets, which extend the useful life or increase its utility, are capitalized. Maintenance expense is recognized when repairs are performed. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Depreciation and amortization is not included in the income statement line items “Costs of goods and services” or “Selling, general and administrative.” Depreciation lives are assigned to assets based on their estimated useful lives. Leasehold improvements are depreciated over the lesser of their useful lives or respective lease terms. The Company takes technology changes into consideration as it assigns the estimated useful lives, and monitors the remaining useful lives of asset groups to reasonably match the remaining economic life with the useful life and makes adjustments when necessary. During the years ended December 31, 2005 and 2004, the estimated useful lives of certain asset classes were decreased to reflect the remaining estimated economic useful lives of these assets and as a result, the Company recorded a $0.4 and $0.5 million charge, respectively, for the change in estimated useful lives.

Valuation of long-lived assets: Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Fair value: Financial instruments presented on the consolidated balance sheets that approximate fair value include: cash and cash equivalents, receivables, payables, and accrued liabilities.

Asset retirement obligations: The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” effective January 1, 2003. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The impact of the adoption of SFAS No. 143 was the recording of a capitalized asset retirement obligation of $158 thousand, the related accumulated depreciation of $32 thousand, the present value of the future removal obligation of $249 thousand, and the cumulative effect of the accounting change of $76 thousand after taxes recorded on the consolidated statements of income.

The Company records the retirement obligation on towers owned where there is a legal obligation to remove the tower and restore the site to its original condition, as required by certain operating leases and applicable zoning ordinances of certain jurisdictions, at the time the Company discontinues its use. The obligation is estimated based on the size of the towers. The Company’s cost to remove the tower is amortized over the life of the tower. On December 31, 2005, 2004 and 2003, the liability was $375 thousand, $334 thousand and $300 thousand, respectively. Accretion and depreciation expense for the years ended December 31, 2005, 2004 and 2003 was approximately $46, $20 and $8 thousand before taxes, respectively.

Cost in excess of net assets of business acquired and intangible assets: SFAS No.142, “Goodwill and Other Intangible Assets,” eliminates amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairment of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosures of information about goodwill and other intangible assets. Goodwill is assessed annually, at November 30, for impairment and in interim periods if certain events occur indicating that the carrying value may be impaired. No impairment of goodwill was required to be recorded in the years ended December 31, 2005, 2004 or 2003. Goodwill is allocated to the reporting segment responsible for the acquisition that gave rise to the goodwill. The following presents the goodwill balance allocated by segment and changes in the balances for the years ended December 31, 2005, 2004 and 2003:

	CATV Segment	Converged Services Segment	Shentel Wireless Segment	Total

Balance as of December 31, 2003	3,313	—	—	3,313
Acquisition (1)	—	5,550	—	5,550

Balance as of December 31, 2004	3,313	5,550	—	8,863

NTC purchase price adjustment (2)	—	989	—	989

Acquisition (3)	—	—	251	251

Balance as of December 31, 2005	3,313	6,539	251	10,103

(1)	Goodwill recorded for the NTC acquisition (Note 15).

(2)

During the third quarter of 2005, the Company recorded an adjustment to the initial allocation of the purchase price for the November 30, 2004 acquisition of NTC (Note 15). Property, plant and equipment was reduced by approximately $1.5 million with a corresponding increase to goodwill. In addition, goodwill was reduced by approximately $0.5 million as a result of settling the escrow funds dispute.

(3)	Goodwill recorded for the Broadband Metro Communications acquisition (Note 15).

There were no changes in the goodwill balance for the year ended December 31, 2003.

Intangible assets consist of the following at December 31, 2005 and 2004:

	2005			2004

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Business contracts	$2,823	$(291)	$2,532	$2,653	$(89)	$2,564
Non-compete agreement	898	(238)	660	835	(17)	818
Trade name	168	(36)	132	168	(3)	165
Other	28	(6)	22	—	—	—

	$3,917	$(571)	$3,346	$3,656	$(109)	$3,547

For the years ended December 31, 2005 and 2004, amortization expense related to intangible assets was $0.5 million and $35 thousand, respectively. There was no intangible asset amortization expense for the year ended December 31, 2003.

Aggregate amortization expense for intangible assets for the periods shown will be as follows:

December 31,	Amount

(in thousands)
2006	$485
2007	485
2008	476
2009	267
2010	213

Retirement plans: The Company maintains a noncontributory defined benefit plan covering substantially all employees. Pension benefits are based primarily on the employees’ compensation and years of service. The Company’s policy is to fund the maximum allowable contribution calculated under federal income tax regulations. During the year ended December 31, 2003, the Company adopted a Supplemental Executive Retirement Plan for selected employees. This is an unfunded plan and is maintained primarily for the purpose of providing additional retirement benefits for a select group of management employees. The Company also maintains a defined contribution plan under which substantially all employees may defer a portion of their earnings on a pretax basis, up to the allowable federal maximum. The Company may make matching and discretionary contributions to this plan. Neither of the funded retirement plans holds Company stock in the plan’s portfolio.

Income taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the recoverability of tax assets generated on a state-by-state basis from net operating losses apportioned to that state. Management uses a more likely than not threshold to make that determination and has concluded that at December 31, 2005, a valuation allowance against the deferred tax assets is no longer necessary (see Note 7).

Revenue recognition: The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable and collectibility is reasonably assured. Revenues are recognized by the Company based on the various types of transactions generating the revenue. For services, revenue is recognized as the services are performed. For equipment sales, revenue is recognized when the sales transaction is complete.

Nonrefundable PCS activation fees and the portion of the activation costs deemed to be direct costs of acquiring new customers (primarily activation costs and credit analysis costs) are deferred and recognized ratably over the estimated life of the customer relationship of 30 months in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104. Effective July 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables.” The EITF guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. The adoption of EITF 00-21 has required evaluation of each arrangement entered into by the Company for each sales channel. The Company will continue to monitor arrangements with its sales channels to determine if any changes in revenue recognition would need to be made in the future. The adoption of EITF 00-21 has resulted in substantially all of the activation fee revenue generated from Company-owned retail stores and associated direct costs being recognized at the time the related wireless handset is sold and is classified as equipment revenue and cost of goods and services, respectively. Upon adoption of EITF 00-21, previously deferred revenues and costs will continue to be amortized over the remaining estimated life of a subscriber, not to exceed 30 months. Revenue and costs for activations at other retail locations will continue to be deferred and amortized over their estimated lives as prescribed by SAB 104. The adoption of EITF 00-21 had the effect of increasing equipment revenue by $68 thousand and increasing costs of activation by $23 thousand in the year ended December 31, 2003, which otherwise would have been deferred and amortized. The amounts of deferred revenue under SAB 104 at December 31, 2005, 2004 and 2003 were $0.6 million, $0.8 million and $1.2 million, respectively. The deferred costs at December 31, 2005, 2004 and 2003 were $0.2 million, $0.3 million and $0.4 million, respectively.

Stock Option Plan: To account for its stock options granted under the Company Stock Incentive Plan (the “Plan”), the Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB Opinion No. 25 issued in March 2000. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.”

Grants of options under the Plan are accounted for in accordance with APB Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized under the Plan for years prior to 2004 since all such options were granted with an exercise price equal to the market price at the date of the grant. During 2004, the Company issued tandem awards of stock options and stock appreciation rights. The awards have been accounted for as stock appreciation rights and, therefore, the Company recorded a liability for the related expense since it is assumed the awards will be settled in cash. During 2005, the Company issued tandem awards of stock options and stock appreciation rights with a net-share settlement feature. The cash-settlement feature has been eliminated for the 2005 option grants. However, due to the net-share settlement feature, the Company accounts for these awards, in the same manner as the 2004 grants, as stock appreciation rights and recognizes compensation expense over the vesting period to the extent the current stock price exceeds the exercise price of the options. As a result of the tandem awards, the Company recognized compensation expense for the vested portion of the awards of $1.3 million and $0.2 million for the years ended December 31, 2005 and 2004.

The adjustments to net income in the table below reflect the impact of compensation related to the 2005 equity classified stock appreciation rights and the impact of the pro forma compensation expense, both net of the income tax effect. No adjustments to net income have been made for the 2004 liability classified stock appreciation rights since there are no differences between APB Opinion No. 25 and SFAS No. 123 pro forma compensation expense. Had compensation expense been recorded for the options based on fair values of the awards at the grant date (the method prescribed in SFAS No. 123), reported net income and earnings per share would have been reduced to the pro forma amounts shown in the following table for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

	(in thousands, except per share amounts)
		(Restated)	(Restated)
Net Income
As reported	$10,735	$10,038	$31,852
Add: Recorded stock based compensation expense included in reported net income, net of related income tax effects.	211	—	—
Deduct: Pro forma compensation expense, net of related income tax effects.	199	143	185

Pro forma	$10,747	$9,895	$31,667

Earnings per share, basic and diluted
As reported, basic	$1.40	$1.32	$4.20
As reported, diluted	1.39	1.31	4.18
Pro forma, basic	1.40	1.30	4.18
Pro forma, diluted	1.40	1.29	4.16

Earnings per share: Basic net income per share was computed on the weighted average number of shares outstanding. Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options. For the year ended December 31, 2005, the dilutive net income per share was exclusive of approximately 160,000 stock options that were anti-dilutive. In the years ended December 31, 2004 and 2003, all options were dilutive. There were no adjustments to net income (loss) in the computation of diluted earnings per share for any of the years presented. The following tables show the computation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

		(Restated)	(Restated)
	(in thousands, except per share amounts)
Basic income per share
Net income from continuing operations	$10,735	$10,038	$9,539

Weighted average shares outstanding	7,659	7,611	7,577

Basic income per share - continuing operations	$1.40	$1.32	$1.26

Effect of stock options outstanding:
Weighted average shares outstanding	7,659	7,611	7,577
Assumed exercise, at the strike price at the beginning of year	96	170	172
Assumed repurchase of options under treasury stock method	(52)	(124)	(141)

Diluted weighted average shares	7,703	7,657	7,608

Diluted income per share - continuing operations	$1.39	$1.31	$1.25

Recently Issued Accounting Standards:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 (R) replaces SFAS No. 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The approach in SFAS 123 (R) is similar to the approach described in SFAS No. 123, except that SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123 (R) will be effective for the Company beginning January 1, 2006. The Company will record a cumulative effect of a change in accounting principle for its stock appreciation rights upon application of SFAS 123 (R). The Company does not anticipate that the implementation of SFAS 123 (R) will have a material impact on its consolidated statement of income for 2006.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47 “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s consolidated results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.

Reclassifications: Certain amounts reported in the prior period financial statements have been reclassified to conform to the current period presentation, with no effect on net income or shareholders’ equity, including the following reclassifications and changes in presentation:

•

The Company combined, for all periods presented, the income statement line items “network operating costs” and “costs of goods and services.” Costs of goods and services consists primarily of the cost of equipment sold, cost of long distance service resold, cost of video, phone and network services, cost of PCS travel and roaming services and cost of operating and maintaining the various networks. To conform to the current period presentation, for the years ended December 31, 2004 and 2003, the Company reclassified $29.2 million and $26.0 million, respectively, in network operating costs to costs of goods and services.

•

During 2005, the Company recorded commission expense to selling, general and administrative expense. In prior periods, a portion of these costs was recorded to costs of goods and services. To conform to the current period presentation, for the years ended December 31, 2004 and 2003, the Company reclassified $0.7 million and $0.4 million, respectively, in commission expense to selling, general and administrative expense.

•

In January, 2005 the Company implemented a new affiliate agreement approved by the Virginia State Corporation Commission that moved all of the Company’s employees and shared expenses into a new company to provide services to all the Company’s operating segments. The new method was designed to provide a more equitable allocation of shared resources and costs between the Company’s segments. The change allocates to each segment employees’ time and shared costs on drivers that are representative of the level of benefit each segment receives. The new method has moved costs between segments and expense classifications in a different pattern than the previous allocation method, causing expenses to increase in one classification while decreasing in another classification. To conform to the current period presentation, for the years ended December 31, 2004 and 2003, the Company reclassified $7.1million and $5.6 million, respectively, of labor and benefit expenses from the income statement line items “Network operating costs” and “Cost of goods and services” to “Selling, general and administrative.”

•

During 2005, the Company recorded gains and losses on the sale of equipment in the income statement line item “Cost of goods and services.” To conform to the current period presentation, for the years ended December 31, 2004 and 2003, the Company reclassified $1.3 million and $0.4 million, respectively, from “Non-operating income, net” to “Cost of goods and services.”

•

During 2005, the Company recorded gains and losses on the sale of investments and partnership equity in the income statement line item “Loss on investments, net.” To conform to the current period presentation, for the years ended December 31, 2004 and 2003, the Company reclassified $149 thousand and $379 thousand, respectively, from “Non-operating income, net” to “Loss on investments, net.”

•

In 2005, the company has separately disclosed the operating and investing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount. For all years presented, there were no cash flows from financing activities for discontinued operations. Amounts in 2003 have been revised to conform with the 2005 presentation.

Note 2. Restatements

The Company’s financial statements as of and for the years ended December 31, 2004 and 2003, including the beginning retained earnings for the year ended December 31, 2003, all quarters in 2004 and the first three quarters of the year ended December 31, 2005, have been restated to correct errors relating to the Company’s accounting for operating leases. While management believes that the impact of this error is not material to any previously issued financial statements, it determined that the cumulative adjustment required to correct this error was too large to record in 2005.

The Company’s method of accounting for operating leases did not comply with the requirements of SFAS No. 13, “Accounting for Leases” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Historically, the Company has not assumed the exercise of available renewal options in accounting for operating leases. The Company has operating leases, primarily for cell sites owned by third parties, land leases for towers owned by the Company and leases with third parties for space on the Company’s towers that have escalating rentals during the initial lease term and during succeeding optional renewal periods. In light of the Company’s investment in each site, including acquisition costs and leasehold improvements, the Company determined that the exercise of certain renewal options was reasonably assured at the inception of the leases. Accordingly, the Company will correct its accounting to recognize rent expense on a straight-line basis over the initial lease term and renewal periods that are reasonably assured. Where the Company is the lessor, it will recognize revenue on a straight-line basis over the current term of the lease.

The impact of these restatements to the Company’s statements of income for the years ended December 31, 2004 and December 31, 2003 was a decrease to net income of $0.2 million for both years. The impact associated with correcting the Company’s accounting for operating leases was an increase to lease expense of $0.4 million reflected in “Cost of goods and services” for both years. The restatements also impacted the consolidated balance sheet lines for “Deferred charges and other assets, net,” “Deferred income taxes,” “Deferred lease payable” and “Retained earnings.” For the years ended December 31, 2004 and 2003, the Company’s consolidated statements of shareholders’ equity and comprehensive income were impacted by the restatement adjustments by a decrease in net income of $0.2 million for both years, as well as a decrease to retained earnings of $0.6 million as of December 31, 2002. The adjustments do not affect historical net cash flows from operating, investing or financing activities, future cash flows or the timing of payments under related leases.

In the “Reclassifications” column, in the tables presented below, certain amounts reported in prior period financial statements have been reclassified to conform to the current year presentation, with no effect on net income or shareholders’ equity.

The reclassification and restatement adjustments to amounts previously presented in the consolidated statements of income are summarized below (in thousands except per share data):

	Year Ended December 31, 2004

	(Reported)	Reclassifications	Restatement Adjustments	(Restated)

Operating revenues	$120,974	$—	$20	$120,994
Cost of goods and services	15,793	29,672	382	45,847
Network operating costs	36,220	(36,220)	—	—
Selling, general and administrative	30,316	7,800	—	38,116
Operating income	19,625	(1,252)	(362)	18,011
Income tax provision	6,078	—	(157)	5,921
Net income	$10,243	$—	$(205)	$10,038
Net income per share, basic	$1.35	$—	$(0.03)	$1.32
Net income per share, diluted	$1.34	$—	$(0.03)	$1.31

	Year Ended December 31, 2003

	(Reported)	Reclassifications	Restatement Adjustments	(Restated)

Operating revenues	$105,617	$—	$44	$105,661
Cost of goods and services	13,386	25,979	404	39,769
Network operating costs	31,666	(31,666)	—	—
Selling, general and administrative	25,306	6,034	—	31,340
Operating income	18,628	(347)	(360)	17,921
Income tax provision	5,304	—	(138)	5,166
Net income	$32,074	$—	$(222)	$31,852
Net income per share, basic	$4.23	$—	$(0.03)	$4.20
Net income per share, diluted	$4.22	$—	$(0.04)	$4.18

The reclassifications and restatement adjustments to amounts previously presented in the Company’s consolidated balance sheets are summarized below (in thousands):

	As of December 31, 2004

	(Reported)	Reclassifications	Restatement Adjustments	(Restated)

Deferred charges and other assets, net	$964	$(146)	$174	$992
Long-term deferred income tax liability	24,826	—	(664)	24,162
Deferred lease payable	—	—	1,878	1,878
Retained earnings	$107,413	$—	$(1,040)	$106,373

	As of December 31, 2003

	(Reported)	Restatement Adjustments	(Restated)

Deferred charges and other assets, net	$5,935	$154	$6,089
Long-term deferred income tax liability	20,819	(507)	20,312
Deferred lease payable	—	1,496	1,496
Retained earnings	$100,449	$(835)	$99,614

See Note 17 for the Company’s restatement of the four quarters of 2004 and the first three quarters of 2005, to correct errors relating to the Company’s accounting for operating leases.

Note 3. Discontinued Operations

In November 2002, the Company entered into an agreement to sell its 66% General Partner interest in the Virginia 10 RSA Limited Partnership (cellular operation) to Verizon Wireless for $37.0 million. The closing of the sale took place on February 28, 2003. The total proceeds received were $38.7 million, including $5.0 million held in escrow, and a $1.7 million adjustment for estimated working capital at the time of closing. There was a post-closing adjustment based on the actual working capital balance as of the closing date, which resulted in a $39 thousand charge for the Company. The $5.0 million escrow was established for any contingencies and indemnification issues that would arise during the two-year post-closing period and is included in deferred charges and other assets in the consolidated balance sheet at December 31, 2003 and as an escrow receivable at December 31, 2004. In February 2005, the Company received the $5.0 million from the escrow agent. The Company’s gain on the sale was approximately $35 million.

The operations of the cellular partnership, including the minority interest, have been reclassified as discontinued operations, net of taxes in the consolidated statements of income for all periods presented. Operating results and the sale of the discontinued operations are summarized as follows:

(in thousands)	2003

Revenues	$3,056
Operating expenses	453

Income before minority interest and taxes	2,603
Minority interests	(773)
Sale of partnership interest	34,973
Income taxes	(14,414)

Net income from discontinued operations	$22,389

Note 4. Securities and Investments

The Company has three classifications of investments: available-for-sale securities, investments carried at cost, and equity method investments. See Note 1 for definitions of each classification of investment. There were no available-for-sale securities at December 31, 2005.

Available-for-sale securities at December 31, 2004 and 2003 consist of the following:

	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(in thousands)
2004

Deutsche Telekom, AG	$85	$101	$—	$186
Other	46	—	—	46

	$131	$101	$—	$232

2003

Deutsche Telekom, AG	$85	$64	$—	$149
Other	73	—	23	50

	$158	$64	$23	$199

Gross realized gains for the year ended December 31, 2005 was $76 thousand. There were no gross realized gains on available-for-sale securities included in income for the years ended December 31, 2004 and 2003. Gross realized losses included in income for the years ended December 31, 2005, 2004 and 2003 were $2 thousand, $28 thousand and $3 thousand, respectively.

Changes in the unrealized gains (losses) on available-for-sale securities during the years ended December 31, 2005, 2004 and 2003 are reported as a separate component of shareholders’ equity are as follows:

	2005	2004	2003

Available-for-sale securities:	(in thousands)
Beginning Balance	$101	$41	$(7)
Unrealized holding gains (losses) during the year, net	(27)	32	48
Reclassification of recognized (gains) during the year, net	(74)	28	—

	—	101	41
Deferred tax effect related to net unrealized gains	—	36	15

Ending Balance	$—	$65	$26

At December 31, 2005, 2004 and 2003, other investments, comprised of equity securities, which do not have readily determinable fair values, consist of the following:

	2005	2004	2003

	(in thousands)
Cost method:
Rural Telephone Bank	$796	$796	$796
NECA Services, Inc.	500	500	500
CoBank	1,716	1,486	1,321
Other	197	151	182

	3,209	2,933	2,799

Equity method:
South Atlantic Venture Fund III L.P.	33	52	89
South Atlantic Private Equity Fund IV L.P.	539	513	541
Dolphin Communications Parallel Fund, L.P.	150	190	184
Dolphin Communications Fund II, L.P.	1,870	1,870	1,290
Burton Partnership	1,409	1,252	1,149
NTC Communications LLC (Note 15)	—	—	971
Virginia Independent Telephone Alliance	113	173	228
ValleyNet	42	35	17

	4,156	4,085	4,469

Total investments	$7,365	$7,018	$7,268

On August 4, 2005, the board of directors of the Rural Telephone Bank (the “RTB”) adopted a number of resolutions for the purpose of dissolving RTB as of October 1, 2005. The Company held 10,821,770 shares of Class B and Class C RTB Common Stock ($1.00 par value) which is reflected on the Company’s books at $796,000 under the cost method at December 31, 2005. In 2006, the Company will recognize a gain of approximately $6.5 million, net of tax, related to the dissolution of the RTB. In 2006, the Company will receive $11.3 million in proceeds, and recognize a gain of approximately $6.5 million, net of tax, related to the dissolution of the RTB, and the redemption of the stock.

The Company’s investment in CoBank increased $230 thousand, $165 thousand and $195 thousand in the years ended December 31, 2005, 2004 and 2003, respectively, due to the ongoing patronage earned from the outstanding investment and loan balances the Company has with CoBank.

In the year ended December 31, 2005, the Company received distributions from its equity investments totaling $126 thousand in cash and invested $428 thousand in two equity investments, Dolphin Communications Parallel Fund, LP and Dolphin Communications Fund II, LP. These two investments recorded a net loss of approximately $469 thousand in the year ended December 31, 2005. Other equity investments had a net gain of $235 thousand in the year ended December 31, 2005.

The Company is committed to invest an additional $0.7 million at December 31, 2005 in various equity method investees pursuant to capital calls from the fund managers.

The Company’s ownership interests in Virginia Independent Telephone Alliance and ValleyNet at December 31, 2005 were approximately 22% and 20%, respectively, which is consistent with the Company’s ownership interests at December 31, 2004 and 2003. The Company purchases services from Virginia Independent Telephone Alliance and ValleyNet at rates comparable to those charged to other customers. Other equity method investees are investment limited partnerships, in each of which the Company had an ownership interest ranging from approximately 0.7% to 4% at December 31, 2005.

Note 5. Plant in Service

Plant in service consists of the following at December 31, 2005, 2004 and 2003:

	Estimated Useful Lives	2005	2004	2003

		(in thousands)
Land		$1,141	$802	$802
Buildings and structures	15 – 40 years	40,511	36,626	30,956
Cable and wire	15 –40 years	61,986	61,674	51,041
Equipment and software	3 – 16.6 years	144,683	127,902	114,632

		$248,321	$227,004	$197,431

Note 6. Long-Term Debt and Revolving Lines of Credit

Total debt consists of the following at December 31, 2005, 2004 and 2003:

		Weighted Average Interest Rate	2005	2004	2003

			(in thousands)
Rural Telephone Bank (“RTB”)	Fixed	6.02%	$4,613	$5,120	$5,599
Rural Utilities Service (“RUS”)	Fixed	5.00%	134	142	149
CoBank (term loan)	Fixed	7.56%	29,794	33,652	37,398
CoBank revolving credit facility	Variable	5.96%	1,177	13,177	—
RUS Development Loan		Interest free	200	200	200

			35,918	52,291	43,346
Current maturities			4,526	4,372	4,230

Total long-term debt			$31,392	$47,919	$39,116

On November 30, 2004, the Company amended the terms of its Master Loan Agreement with CoBank, ACB to provide for a $15 million revolving reducing credit facility. Under the terms of the amended credit facility, the Company can borrow up to $15 million for use in connection with the 2004 acquisition of NTC Communications LLC and other corporate purposes. The revolving credit facility has a 12 year term with quarterly payments beginning June 2006. Borrowings under the facility have an adjustable rate, less patronage credits, that can be converted to a fixed rate at the Company’s option. The loan is secured by a pledge of the stock of all of the subsidiaries of the Company as well as all of the outstanding membership interests in NTC.

The RTB loans are payable $67 thousand monthly, including interest. RUS loans are payable $4 thousand quarterly, including interest. The RUS and RTB loan facilities have maturities through 2019. The CoBank term facility requires monthly payments of $332 thousand plus interest. The final maturity of the CoBank term loan is in 2013.

The CoBank long-term debt is secured by a pledge of the stock of the Company’s subsidiaries. The outstanding balance of the CoBank term loan at December 31, 2005 is $29.8 million, which is at fixed rates ranging from approximately 6.67% to 8.05%. The stated rate excludes patronage credits that are received from CoBank. These patronage credits are a distribution of profits of CoBank, which is a cooperative required to distribute its profits to its members. During the first quarter of 2005 and 2004, the Company received patronage credits of approximately 100 and 81 basis points, respectively, on its outstanding CoBank debt balance. The Company accrued 100 basis points in the year ended December 31, 2005, in anticipation of the early 2006 distribution of the credits by CoBank.

The Company is required to meet financial covenants for the CoBank debt measured at the end of each quarter, based on a trailing 12-month basis and calculated on continuing operations. The Company was in compliance with all covenants related to its debt agreements at December 31, 2005.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2005 are as follows:

Year	Amount

(in thousands)
2006	$4,526
2007	4,689
2008	4,864
2009	5,053
2010	5,256
Later years	11,530

$35,918

The estimated fair value of fixed rate debt instruments as of December 31, 2005, 2004 and 2003 was $33.6 million, $37.9 million and $42.6 million, respectively, determined by discounting the future cash flows of each instrument at rates offered for similar debt instruments of comparable maturities as of the respective year-end dates.

Note 7. Income Taxes

Total income taxes for the years ended December 31, 2005, 2004 and 2003 were allocated as follows:

	2005	2004	2003

	(in thousands)
		(Restated)	(Restated)
Income tax expense on continuing operations	$6,716	$5,921	$5,166
Income taxes on discontinued operations	—	—	14,414
Income tax from cumulative effect of an accounting change	—	—	(47)
Accumulated other comprehensive income for unrealized holding gains (losses) on equity securities	(40)	21	18

	$6,676	$5,942	$19,551

The Company and its subsidiaries file income tax returns in several jurisdictions. The provision for the federal and state income taxes attributable to income from continuing operations consists of the following components:

	Years Ended December 31,

	2005	2004	2003

	(in thousands)
		(Restated)	(Restated)
Current expense
Federal taxes	$7,356	$(323)	$762
State taxes	868	442	147

Total current provision (benefit)	8,224	119	909
Deferred expense
Federal taxes	(851)	5,402	3,981
State taxes	(657)	400	276

Total deferred provision	(1,508)	5,802	4,257

Income tax expense	$6,716	$5,921	$5,166

A reconciliation of income taxes determined by applying the Federal and state tax rates to income from continuing operations is as follows for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,

	2005	2004	2003

	(in thousands)
		(Restated)	(Restated)
Computed “expected” tax expense (35% for 2005 and 34% for 2004 and 2003)	$6,107	$5,426	$5,000
State income taxes, net of federal tax effect	137	556	279
Effect of change of tax rates on deferred taxes	671	—	—
Other, net	(199)	(61)	(113)

Income tax provision	$6,716	$5,921	$5,166

Net deferred tax assets and liabilities consist of the following at December 31, 2005, 2004 and 2003:

	2005	2004	2003

	(in thousands)
		(Restated)	(Restated)
Deferred tax assets:
State net operating loss carryforwards, net of federal	$1,310	$1,583	$1,569
Lease obligations	843	690	535
Deferred revenues	154	212	304
Accrued pension costs	166	175	476
Allowance for doubtful accounts	228	129	192
Accrued compensation costs	380	61	—
Other, net	306	128	81

Total gross deferred tax assets	3,387	2,978	3,157
Less valuation allowance	—	754	892

Net deferred tax assets	$3,387	$2,224	$2,265

Deferred tax liabilities:
Plant-in-service	27,204	25,844	20,058
Escrowed gain on sale of discontinued operations	—	1,859	1,859
Unrealized gain on investments	—	38	15
Gain on investments, net	250	98	123

Total gross deferred tax liabilities	27,454	27,839	22,055

Net deferred tax liabilities	$24,067	25,615	$19,790

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it more likely than not that the Company will realize the benefits of the deferred tax assets and has eliminated the valuation allowance at December 31, 2005. The Company has generated net operating loss carryforwards of approximately $22.0 million from its PCS operations in several states. These carry forwards expire at varying dates beginning in the year 2018 and ending in 2023.

Note 8. Significant Contractual Relationship

In 1999, the Company executed a Management Agreement (the “Agreement”) with Sprint Nextel whereby the Company committed to construct and operate a PCS network using CDMA air interface technology. Under the Agreement, the Company is the exclusive PCS Affiliate of Sprint Nextel providing wireless mobility communications network products and services on the 1900 MHz band in its territory which extends from Altoona, York and Harrisburg, Pennsylvania, and south along the Interstate 81 corridor through Western Maryland, the panhandle of West Virginia, to Harrisonburg, Virginia. The Company is authorized to use the Sprint brand in its territory, and operate its network under the Sprint Nextel radio spectrum license. As an exclusive PCS Affiliate of Sprint Nextel, the Company has the exclusive right to build, own and maintain its portion of Sprint Nextel’s nationwide PCS network, in the aforementioned areas, to Sprint Nextel’s specifications. The initial term of the Agreement is for 20 years and is automatically renewable for three 10-year options, unless terminated by either party under provisions outlined in the Agreement.

Under the Sprint Nextel agreements, Sprint Nextel provides the Company significant support services such as customer service, billing, collections, long distance, national network operations support, inventory logistics support, use of the Sprint Nextel brand names, national advertising, national distribution and product development. In addition, the Company derives substantial travel revenue and incurs substantial travel expenses when Sprint Nextel and Sprint Nextel’s PCS Affiliate partners’ subscribers incur minutes of use in the Company’s territory and when the Company’s subscribers incur minutes of use in Sprint Nextel and Sprint Nextel’s PCS Affiliate partners’ territories. These transactions are recorded as travel revenue, travel cost, cost of equipment and selling and marketing expense in the Company’s consolidated statements of income. Cost of service related to access to the nationwide network, including travel transactions and long distance expenses, are recorded in cost of goods sold. The costs of services such as billing, collections and customer service are included in selling, general and administrative costs. Cost of equipment transactions between the Company and Sprint Nextel relate to inventory purchased and subsidized costs of handsets. These costs also include transactions related to subsidized costs on handsets and commissions paid to Sprint Nextel for sales of handsets through Sprint Nextel’s national distribution programs.

Historically, Sprint Nextel determined charges for services provided at the beginning of each calendar year. Sprint Nextel calculated the costs to provide these services for its network partners and required a final settlement against the charges actually paid. If the costs to provide these services were less than the amounts paid by Sprint Nextel’s network partners, Sprint Nextel issued a credit for these amounts. If the costs to provide the services were more that the amounts paid by Sprint Nextel’s network partners, Sprint Nextel charged the network partners for these amounts. For the years presented, the Company recorded the actual costs, after the adjustments, which were recorded for these services provided by Sprint Nextel.

The wireless market is characterized by significant risks as a result of rapid changes in technology, increasing competition and the cost associated with the build-out and enhancement of Sprint Nextel’s nationwide digital wireless network. Sprint Nextel provides back-office and other services including travel clearing-house functions, to the Company. For periods before January 1, 2004, there was no prescribed formula defined in the agreements with Sprint Nextel for the calculation of the fee charged to the Company for these services. Sprint Nextel adjusted these fees at least annually. This situation changed with the execution of an amendment to the Agreement which occurred on January 31, 2004, retroactive to January 1, 2004 (the “Amended Agreement”). By simplifying the formulas used and fixing certain fees, the Amended Agreement provides greater certainty to the Company for certain future expenses and revenues during the term of the agreement that expires on December 31, 2006 and simplifies the methods used to settle revenue and expenses between the Company and Sprint Nextel.

The Company entered into an amendment to the Amended Agreement with Sprint Nextel on May 24, 2004 (the “May 2004 Amendment”). Under the terms of the May 2004 Amendment, the Company has agreed to participate in all new and renewed reseller agreements signed through December 31, 2006. In addition, the Company signed an agreement to participate in all existing Sprint Nextel reseller arrangements applicable to the Company’s service area. In consideration for this participation, the Company received a reduction in the monthly fee per subscriber paid to Sprint Nextel for back office services and certain network services.

The Company’s PCS subsidiary is dependent upon Sprint Nextel’s ability to execute certain functions such as billing, customer care, collections and other operating activities under the Company’s agreements with Sprint Nextel. Due to the high degree of integration within many of the Sprint Nextel systems, and the Company’s dependency on these systems, in many cases it would be difficult for the Company to perform these services in-house or to outsource the services to another provider. If Sprint Nextel is unable to perform any such service, the change could result in increased operating expenses and have an adverse impact on the Company’s operating results and cash flow. In addition, the Company’s ability to attract and maintain a sufficient customer base is critical to generating positive cash flow from operations and ultimately profitability for its PCS operation. Changes in technology, increased competition, or economic conditions in the wireless industry or the economy in general, individually and/or collectively, could have an adverse effect on the Company’s financial position and results of operations.

The Company receives and pays travel fees for inter-market usage of the network by Sprint Nextel wireless subscribers not homed in a market in which they may use the service. Sprint Nextel and its PCS Affiliates pay the Company for the use of its network by their wireless subscribers, while the Company pays Sprint Nextel and its PCS Affiliates reciprocal fees for Company subscribers using other segments of the network not operated by the Company. The rates paid on inter-market travel have been reduced to $0.058 per minute since January 1, 2003. The rate will remain in effect through December 31, 2006.

In connection with execution of the Amended Agreement, effective January 1, 2004, the Company and Sprint Nextel resolved several outstanding issues. The result of the resolution of these disputes was a favorable adjustment to revenue of $0.4 million in 2004 for the settlement of a dispute related to inter-market travel revenue generated by certain other affiliate subscribers traveling in the Company’s market. Additionally, there was a reduction to previously billed disputed software maintenance fees of $0.3 million in 2004 that resulted from a re-allocation of the fees from Sprint Nextel on a per subscriber basis versus the prior allocation which was on a per switch basis.

The Sprint Nextel agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements. The Company was in compliance in all material respects with these requirements as of December 31, 2005.

Sprint Nextel Merger

On August 12, 2005, Sprint Communications, Inc. and Nextel Communications, Inc. merged to form Sprint Nextel Communications, Inc. Nextel and its affiliate Nextel Partners, Inc., are providers of digital wireless communications services in the Company’s PCS service area.

The Company’s PCS subsidiary is one of a number of companies we refer to as the “Sprint PCS Affiliates,” which had entered into substantially similar management and affiliation agreements with Sprint Communications, Inc, prior to the Sprint Nextel merger. In connection with the merger, a number of the Sprint PCS Affiliates filed suit against Sprint Nextel alleging that the merger would result in a breach of the exclusivity provisions of their agreements with Sprint Nextel. A number of these legal proceedings are pending. In addition, since the Sprint Nextel merger was announced, Sprint Nextel has acquired several of the Sprint PCS Affiliates.

Prior to the Sprint Nextel merger, the Company and Sprint Nextel entered into a forbearance agreement which sets forth Sprint Nextel’s agreement to observe specified limitations in operating Nextel’s wireless business in the Company’s PCS service area. The agreement also sets forth the Company’s agreement not to initiate litigation or seek certain injunctive or equitable relief under certain circumstances, in each case during the period in which the agreement remains in effect. Sprint Nextel and the Company are engaged in discussions concerning potential changes to the management agreement necessary to reflect the merger of Sprint and Nextel Communications, Inc and the acquisition of Nextel Partners, Inc. by Sprint Nextel. Unless extended, the forbearance agreement is currently set to expire on April 15, 2006.

The Company believes that a significant portion of its PCS service area overlaps the service area operated by Nextel Partners under the Nextel brand. Nextel Partners was not a party to the Sprint Nextel merger. The agreements between Nextel Partners and Nextel contain exclusivity and other provisions that remain in place following the Sprint Nextel merger until such time that the acquisition of Nextel Partners by Sprint Nextel is completed. The Company believes that the provisions under the agreements between Nextel and Nextel Partners conflict with the Company’s rights under its management and affiliation agreements. Even if such provisions do not conflict, as long as Nextel Partners remains an independent entity, the Company’s ability to fully realize any of the benefits from the merger of Sprint and Nextel may be limited. Further, the continued operation by Nextel Partners of a competing network could have a negative impact on the Company’s results of operations. Sprint Nextel has entered into an agreement to acquire Nextel Partners. The acquisition of Nextel Partners by Sprint Nextel is subject to certain regulatory approvals, the timing of which are uncertain.

The Company has had discussions with Sprint Nextel regarding the continuance of their long-term relationship and the impact of the Sprint Nextel merger. As a result of the Sprint Nextel merger, Sprint Nextel may require the Company to meet additional program requirements, which the Company anticipates would increase capital expenditures and operating expenses. The Company is committed to working with Sprint Nextel to reach mutually acceptable arrangements with respect to the foregoing matters. There can be no assurance, however, that the Company and Sprint Nextel will be able to reach mutually acceptable arrangements or as to the terms of any such arrangements or the likely impact on the Company of any such arrangements.

Note 9. Related Party Transactions

ValleyNet, an equity method investee of the Company, resells capacity on the Company’s fiber network under an operating lease agreement. Facility lease revenue from ValleyNet was approximately $3.8 million, $2.7 million and $3.1 million in the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, 2004 and 2003, the Company had accounts receivable from ValleyNet of approximately $0.3 million, $0.3 million and $0.4 million, respectively. The Company’s PCS operating subsidiary leases capacity through ValleyNet fiber facilities. Payment for usage of these facilities was $1.0 million, $0.8 million and $0.8 million in the years ended December 31, 2005, 2004 and 2003 respectively.

Virginia Independent Telephone Alliance, an equity method investee of the Company, provides SS7 signaling services to the Company. These transactions are recorded as expense on the Company’s books and were less than $30 thousand in each of the years ended December 31, 2005, 2004 and 2003.

Two then current directors of the Company, along with their family members, collectively held 2.1% of the outstanding membership units of NTC which were acquired by the Company on November 30, 2004 when the Company purchased the remaining 83.9% of NTC that it did not already own. See Note 15 for additional information about the purchase of NTC.

Note 10. Retirement Plans

The Company maintains a noncontributory defined benefit pension plan and a separate defined contribution plan. The following table presents the defined benefit plan’s funded status and amounts recognized in the Company’s consolidated financial statements.

	2005	2004	2003

	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning	$13,594	$11,650	$9,585
Service cost	744	604	486
Interest cost	774	691	615
Actuarial (gain) loss	1,467	910	1,211
Benefits paid	(305)	(261)	(247)
Change in plan provisions	148	—	—

Benefit obligation, ending	16,422	13,594	11,650

Change in plan assets:
Fair value of plan assets, beginning	10,717	7,853	6,705
Actual return on plan assets	1,024	1,154	948
Benefits paid	(305)	(261)	(247)
Contributions made	1,219	1,971	447

Fair value of plan assets, ending	12,655	10,717	7,853

Funded status	(3,767)	(2,876)	(3,797)
Unrecognized net (gain) loss	3,667	2,501	2,229
Unrecognized prior service cost	337	220	252
Unrecognized net transition asset	—	—	(9)

Accrued benefit cost	$237	$(155)	$(1,325)

Components of net periodic benefit costs:
Service cost	$744	$604	$486
Interest cost	774	691	615
Expected return on plan assets	(793)	(579)	(494)
Amortization of prior service costs	31	31	31
Amortization of net loss	71	62	32
Amortization of net transition asset	—	(9)	(29)

Net periodic benefit cost	$827	$800	$641

The accumulated benefit obligation for the qualified retirement plan was $10,824, $9,115 and $7,872 at December 31, 2005, 2004 and 2003, respectively.

Weighted average assumptions used by the Company in the determination of benefit obligations at December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003

Discount rate	5.50%	5.75%	6.00%
Rate of increase in compensation levels	4.50%	4.50%	4.50%

Weighted average assumptions used by the Company in the determination of net pension cost for the years ended December 31, 2005, 2004, and 2003 were as follows:

	2005	2004	2003

Discount Rate	5.75%	6.00%	6.50%
Rate of increase in compensation level	4.50%	4.50%	4.50%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

The Company’s pension plan asset allocations based on market value at December 31, 2005 and 2004, by asset category were as follows:

Asset Category	2005	2004

Equity securities	64.4%	64.9%
Debt securities	34.4%	20.5%
Cash and cash equivalents	1.2%	14.6%

	100%	100%

The following benefits payments, which reflect expected future service, as appropriate, are expected to be paid by the plan as follows:

Year Ending	Amount

(in thousands)
2006	$309
2007	302
2008	305
2009	305
2010	343
2011 - 2015	3,186

$4,750

Investment Policy

The investment policy of the Company’s Pension Plan is for assets to be invested in a manner consistent with the fiduciary standards of the Employee Retirement Income Security Act of 1974, as amended. This investment policy is to preserve capital, which includes the investment objectives of inflationary protection and protection of the principal amounts contributed to the Pension Plan. Of lesser importance is the consistency of growth, which will tend to minimize the annual fluctuations in the normal cost. It is anticipated that growth of the fund will result from both capital appreciation and the re-investment of current income.

Contributions

The Company expects to contribute at least $0.7 million to the noncontributory defined benefit plan in 2006 and contributed $1.2 million in the year ended December 31, 2005 and $2.0 million in the year ended December 31, 2004.

The Company’s matching contributions to the defined contribution plan were approximately $305 thousand, $254 thousand and $228 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.

In May 2003, the Company adopted an unfunded nonqualified Supplemental Executive Retirement Plan (the “SERP”) for named executives. The plan was established to provide retirement benefits in addition to those provided under the Retirement Plan that covers all employees. The following table presents the actuarial information for the SERP at December 31, 2005, 2004 and 2003.

	2005	2004	2003

	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning	$1,235	$869	$—
Service cost	152	113	22
Interest cost	71	52	23
Actuarial loss	497	201	278
Plan adoption	—	—	546

Benefit obligation, ending	1,955	1,235	869

Funded status	$(1,955)	$(1,235)	$(869)
Unrecognized net loss	942	465	278
Additional minimum liability	(553)	(387)	(380)
Intangible asset	449	387	380
Unrecognized prior service cost	449	485	521
Accumulated other comprehensive income	104	—	—

Accrued benefit cost	(564)	(285)	(70)

Components of net periodic benefit costs:
Service cost	$152	$113	22
Interest cost	71	52	23

Amortization of prior service costs	36	36	25
Amortization of net loss	20	14	—

Net periodic benefit cost	$279	215	70

Assumptions used by the Company in the determination of benefit obligations for the SERP consisted of the following at December 31, 2004 and 2003:

	2005	2004	2003

Discount rate	5.50%	5.75%	6.00%
Rate of increase in compensation levels	4.50%	4.50%	4.50%

The following benefits payments, which reflect expected future service, as appropriate, are expected to be paid for the SERP:

Year Ending	Amount

(in thousands)
2006	$—
2007	—
2008	—
2009	—
2010	1
2011 – 2015	124

$125

Note 11. Stock Incentive Plan

The Company maintains a shareholder-approved Company Stock Incentive Plan approved in 1996 (the “1996 Plan”), providing for the grant of incentive compensation to essentially all employees in the form of stock options. The 1996 Plan authorizes grants of options to purchase up to 480,000 shares of common stock over a ten-year period beginning in 1996. The term of the 1996 Plan expired in February of 2006. During 2005, a new Company Stock Incentive Plan was approved, the “2005 Plan”, under which 480,000 shares may be issued over a ten-year period beginning in 2005.The option price for all grants has been at the current market price at the time of the grant. Grants generally provide that one-half of the options vest and become exercisable on each of the first and second anniversaries of the grant date, with the options expiring on the fifth anniversary of the grant date. In the year ended December 31, 2003, the Company also issued a grant pursuant to which the options are vested over a five-year period beginning on the third anniversary of the grant date. The participant may exercise 20% of the total grant after each anniversary date from the third through the seventh year, with the options expiring on the tenth anniversary of the grant date. In the years ended December 31, 2005 and 2004, the Company also made grants pursuant to which the options are vested over a four-year period beginning on the third anniversary of the grant date. The participants may exercise 25% of the total grant after each anniversary date from the third through the sixth year, with the options expiring on the seventh anniversary of the grant date.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003

Dividend rate	1.42%	1.77%	2.35%
Risk-free interest rate	4.30%	2.74%	3.00%
Expected lives of options	3.5 years	5 years	5 years
Price volatility	45.73%	49.68%	38.83%

In 2004, the Company issued tandem awards of stock options and stock appreciation rights. Because the employee has the choice of receiving cash or shares of stock, this plan results in the Company recording a liability, which is adjusted each period to reflect the vested portion of the intrinsic value of the award. If employees subsequently choose to receive shares of stock rather than cash, the liability is settled by issuing stock. During 2005, the Company issued tandem awards of stock options and stock appreciation rights with a net-share settlement feature. The cash-settlement feature has been eliminated for the 2005 option grant. However, due to the net-share settlement feature, the Company accounts for these awards as stock appreciation rights and recognizes compensation expense over the vesting period to the extent the current stock price exceeds the exercise price of the options.

A summary of the status of the Plans at December 31, 2005, 2004 and 2003 and changes during the years ended on those dates is as follows:

	Options	Weighted Average Grant Price Per Option	Fair Value Per Option

Outstanding December 31, 2002	149,704	$14.99

Granted	75,396	18.89	$4.24 to 11.37
Cancelled	(11,892)	16.62
Exercised	(40,988)	11.89

Outstanding December 31, 2003	172,220	16.92	16.92

Granted	108,178	24.56	9.66
Cancelled	(4,368)	12.66
Exercised	(37,219)	15.80

Outstanding December 31, 2004	238,811	20.97

Granted	79,031	31.59	10.51 to 18.11
Cancelled	(20,262)	25.32
Exercised	(56,717)	18.23

Outstanding December 31, 2005	240,863	24.73

There were options for 86,000, 88,626 and 85,670 shares exercisable at December 31, 2005, 2004 and 2003, at weighted average exercise prices per share of $19.47, $17.13, and $15.94, respectively. The following table summarizes information about stock options outstanding at December 31, 2005:

	Exercise Prices	Shares Outstanding	Option Life Remaining	Shares Exercisable

2001	$15.79	10,118	1 years	10,118
2002	17.59	20,707	2 years	20,707
2003	17.98-22.01	49,853	3 to 8 years	29,853
2004	23.00-26.46	85,644	4 to 6 years	25,322
2005	30.29-40.53	74,541	5 to 7 years	—

Note 12. Major Customer

The Company has one major customer relationship that is a significant source of revenue. During the year ended December 31, 2005, as during the past number of years, the Company’s relationship with Sprint Nextel continued to increase, due to growth in the PCS business segment. Approximately 65% of total operating revenues for the year ended December 31, 2005, 63.5% of total operating revenues for the year ended December 31, 2004, and 61.3% of total operating revenues for the year ended December 31, 2003 were generated by or through Sprint Nextel and its customers using the Company’s portion of Sprint Nextel’s nationwide PCS network. No other customer relationship generated more than 2.5% of the Company’s total operating revenues for the years ended December 31, 2005, 2004 or 2003.

Note 13. Shareholder Rights Plan

The Board of Directors adopted a Shareholder Rights Plan in 1998, whereby, under certain circumstances, holders of each right (granted in 1998 at one right per share of outstanding common stock) will be entitled to purchase $80 worth of the Company’s common stock for $40. The rights are neither exercisable nor traded separately from the Company’s common stock. The rights are only exercisable if a person or group becomes or attempts to become, the beneficial owner of 15% or more of the Company’s common stock. Under the terms of the Shareholder Rights Plan, such a person or group would not be entitled to the benefits of the rights.

Note 14. Lease Commitments

The Company leases land, buildings and tower space under various non-cancelable agreements, which expire between the years 2006 and 2030 and require various minimum annual rental payments. These leases typically include renewal options and escalation clauses. In general, tower leases have 5 or 10 year initial terms with 4 renewal terms of 5 years. The other leases generally contain certain renewal options for periods ranging from 5 to 20 years.

Future minimum lease payments under non-cancelable operating leases, including renewals that are reasonably assured at the inception of the lease, with initial variable lease terms in excess of one year as of December 31, 2005 are as follows:

Year Ending	Amount

(in thousands)
2006	$5,237
2007	5,238
2008	5,209
2009	4,940
2010	4,418
2011 and beyond	23,780

$48,822

The Company’s total rent expense from continuing operations for each of the previous three years was $5.3 million in the year ended December 31, 2005, $4.8 million (as restated) in the year ended December 31, 2004, and $4.8 million (as restated) in the year ended December 31, 2003.

As lessor, the Company has leased buildings, tower space and telecommunications equipment to other entities under various non-cancelable agreements, which require various minimum annual payments. The total minimum rental receipts at December 31, 2005 are as follows:

Year Ending	Amount

(in thousands)
2006	$2,305
2007	2,067
2008	1,472
2009	1,014
2010	567
2011 and beyond	458

$7,883

The Company’s total rent income from continuing operations for each of the previous three years was $8.5 million in the year ended December 31, 2005, $8.0 million (as restated) in the year ended December 31, 2004, and $8.2 million (as restated) the year ended December 31, 2003.

Note 15. Acquisitions

Broadband Metro Communications

In September 2005, the Company purchased the assets of Broadband Metro Communications, which marketed wireless broadband services, for $0.6 million in cash (see Note 1). The results of Broadband Metro Communication’s operations have been included in the consolidated financial statements since that date. The Company plans to build networks and market wireless broadband to customers in selected markets in the mid-atlantic and southeastern United States. Unaudited pro forma results of the Company and Broadband Metro Communications have not been presented as the acquisition was not material to our financial position or results of operations.

NTC

On November 30, 2004, the Company purchased the 83.9% of NTC that it did not currently own for $10 million, of which $1 million was held in escrow for payment of specified potential liabilities, and the assumption of NTC’s existing debt and other liabilities. For 2005, goodwill was reduced by approximately $0.5 million as a result of settling the escrow funds dispute (Note 1). The results of NTC’s operations have been included in the consolidated financial statements since that date. NTC provides local and long distance voice, video, Internet and data services on an, at times, exclusive basis to multi-dwelling unit communities primarily located near colleges and universities.

The Company recorded the purchase of NTC as a step acquisition, and as a result, the step-up in basis of the net assets was limited to 83.9% of the fair market value. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

At November 30, 2004

Current Assets	$1,532
Property and Equipment	14,736
Intangible Assets	3,436
Goodwill	5,550

Total assets acquired	25,254

Current liabilities	(3,103)
Long-term debt	(11,838)

Total liabilities assumed	(14,941)
Pre-acquisition ownership	(718)

Net assets acquired	$9,595

The $3.4 million of acquired intangible assets has a weighted-average useful life of approximately 11 years. The intangible assets that make up that amount include business contracts of $2.4 million (useful life of 13.7 years), trade name of $168 thousand (useful life of 5.0 years) and a non-compete agreement of $835 thousand (useful life of 4.0 years). The $5.6 million of goodwill at December 31, 2004, was assigned to the Shentel Converged Services segment. The goodwill recorded in the acquisition is deductible for income tax purposes.

Pursuant to the NTC Interest Purchase Agreement, $1.0 million of the purchase price was placed in escrow to satisfy any post-closing adjustments to the purchase price and any indemnification obligations of the Interest holders for a period of six months after the November 30, 2004 closing date. On January 23, 2006, the Company received $0.9 million of the escrow.

The table below reflects the unaudited pro forma results of the Company (as restated) and NTC for the years ended December 31, 2004 and 2003 and as if the acquisition had taken place at the beginning of the respective calendar year:

	2004	2003

	(Restated)	(Restated)
Operating revenue	$129,884	$112,586
Income from continuing operations	9,165	9,064
Discontinued operations, net of income taxes	—	22,389
Cumulative effect of a change in accounting, net of income taxes	—	(76)
Net income	$9,165	$31,377
Diluted net income per share	$1.20	$4.12

The pro forma adjustments include amortization of the acquired intangible assets, depreciation of the incremental fair value of the acquired fixed assets, interest expense and income taxes.

Note 16. Segment Reporting

SFAS Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers. The Company has six reportable segments, which the Company operates and manages as strategic business units organized geographically and by lines of business: (1) PCS, (2) Telephone, (3) Converged Services (NTC), (4) Mobile, (5) Holding and (6) Other.

In prior periods, the Company reported 11 segments, however, beginning with the September 30, 2005 quarterly report, the Company reported six segments with the following segments combined into “Other”: ShenTel Service Company, Shenandoah Cable Television, Shenandoah Network Company, Shenandoah Long Distance Company, ShenTel Communications Company, Shentel Wireless Company and Converged Services of West Virginia. During the third quarter of 2005, Shenandoah Valley Leasing Company changed its name to Shentel Wireless Company to reflect the activities associated with the Company’s Wireless Broadband Group. The Company believes that the new presentation will allow for a more meaningful discussion of the segment results.

The results for the years ended December 31, 2004 and 2003 have been restated to reflect the correction of certain errors in the Company’s accounting for operating leases. See Note 2 for additional discussion.

The PCS segment, as a PCS Affiliate of Sprint Nextel, provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia.

The Telephone segment provides both regulated and unregulated telephone services and leases fiber optic facilities primarily throughout the Northern Shenandoah Valley.

The Converged Services segment provides local and long distance voice, video, and internet services on an exclusive and non-exclusive basis to MDU communities (primarily off-campus college student housing) throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee and Mississippi. Converged Services includes NTC, purchased by the Company on November 30, 2004.

The Mobile segment provides tower rental space to affiliates and non-affiliates in the Company’s PCS markets and paging services throughout the northern Shenandoah Valley.

The Holding segment invests in both affiliated and non-affiliated companies.

Income (loss) recognized from equity method nonaffiliated investees by segment is as follows:

Year	Holding	Telephone	Consolidated Totals

	(in thousands)
2005	$(283)	$57	$(226)
2004	(179)	148	(31)
2003	(441)	65	(376)

Selected financial data for each segment is as follows:

Year Ended December 31, 2005

In thousands
	PCS	Telephone	Converged Services (NTC)	Mobile	Holding	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$61,606	$6,486	$9,631	$—	$—	$10,732	$—	$88,455
Access charges	—	11,433	—	—	—	—	—	11,433
Travel/roaming revenue	27,220	—	—	—	—	—	—	27,220
Facilities and tower lease	—	3,920	—	3,147	—	1,307	—	8,374
Equipment	3,459	17	12	—	—	843	—	4,331
Other	2,133	2,882	179	146	—	1,238	—	6,578

Total external revenues	94,418	24,738	9,822	3,293	—	14,120	—	146,391
Internal Revenues	1	4,256	—	1,386	—	2,584	(8,227)	—

Total operating revenues	94,419	28,994	9,822	4,679	—	16,704	(8,227)	146,391

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	43,149	6,620	6,783	1,414	—	9,292	(6,959)	60,299
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	28,848	5,313	4,378	559	1,872	4,632	(1,268)	44,334
Depreciation and amortization	12,693	4,430	2,575	713	64	1,907	—	22,382

Total operating expenses	84,690	16,363	13,736	2,686	1,936	15,831	(8,227)	127,015

Operating income (loss)	9,729	12,631	(3,914)	1,993	(1,936)	873	—	19,376

Non-operating income (expense)	11	687	38	166	3,710	40	(3,501)	1,151
Interest (expense)	(1,720)	(320)	(982)	(273)	(2,746)	(536)	3,501	(3,076)
Income taxes	(2,658)	(5,148)	1,557	(750)	895	(612)	—	(6,716)

Net income (loss)	$5,362	$7,850	$(3,301)	$1,136	$(77)	$(235)	—	$10,735

Total assets	$81,796	$59,873	$27,107	$20,039	$143,308	$23,154	$(150,356)	$204,921

Year Ended December 31, 2004 (Restated)

In thousands

	PCS	Telephone	Converged Services (NTC)	Mobile	Holding	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$52,724	$6,403	$731	$—	$—	$9,589	$—	$69,447
Access charges	—	10,960	—	—	—	—	—	10,960
Travel/roaming revenue	22,863	—	—	—	—	—	—	22,863
Facilities and tower lease	—	3,944	—	2,915	—	1,149	—	8,008
Equipment	3,190	25	(1)	—	—	361	—	3,575
Other	1,388	2,408	6	178	—	2,161	—	6,141

Total external revenues	80,165	23,740	736	3,093	—	13,260	—	120,994
Internal Revenues	1	3,635	—	1,298	—	1,991	(6,925)	—

Total operating revenues	80,166	27,375	736	4,391	—	15,251	(6,925)	120,994

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	39,112	4,098	352	1,114	9	7,837	(6,675)	45,847
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	22,952	8,129	319	632	2,059	4,275	(250)	38,116
Depreciation and amortization	11,915	4,633	232	611	95	1,534	—	19,020

Total operating expenses	73,979	16,860	903	2,357	2,163	13,646	(6,925)	102,983

Operating income (loss)	6,187	10,515	(167)	2,034	(2,163)	1,605	—	18,011

Non-operating income (expense)	2	355	—	82	2,982	26	(2,370)	1,077
Interest (expense)	(1,626)	(305)	(19)	(254)	(2,804)	(491)	2,370	(3,129)
Income taxes	(1,799)	(3,858)	69	(714)	802	(421)	—	(5,921)

Net income (loss)	$2,764	$6,707	$(117)	$1,148	$(1,183)	$719	$—	$10,038

Total Assets	$81,090	$59,507	$24,423	$17,509	$152,002	$23,256	$(146,366)	$211,421

        Year Ended December 31, 2003 (Restated)

In thousands

	PCS	Telephone	Mobile	Holding	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$43,826	$6,400	$—	$—	$9,707	$—	$59,933
Access charges	—	9,420	—	—	—	—	9,420
Travel/roaming revenue	19,684	—	—	—	—	—	19,684
Facilities and tower lease	—	4,783	2,608	—	756	—	8,147
Equipment	1,835	39	—	—	449	—	2,323
Other	1,443	2,087	276	—	2,348	—	6,154

Total external revenues	66,788	22,729	2,884	—	13,260	—	105,661
Internal Revenues	1	3,062	1,238	—	710	(5,011)	—

Total operating revenues	66,789	25,791	4,122	—	13,970	(5,011)	105,661

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	32,688	3,286	1,623	—	5,854	(3,682)	39,769
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	21,261	6,544	669	530	3,458	(1,122)	31,340
Depreciation and amortization	10,246	4,279	599	196	1,311	—	16,631

Total operating expenses	64,195	14,109	2,891	726	10,623	(4,804)	87,740

Operating income (loss)	2,594	11,682	1,231	(726)	3,347	(207)	17,921

Non-operating income (expense)	2	93	(220)	3,832	14	(3,427)	294
Interest (expense)	(2,920)	(443)	(26)	(3,070)	(685)	3,634	(3,510)
Income taxes	504	(4,268)	(332)	(29)	(1,041)	—	(5,166)

Discontinued Operations, net of income taxes	—	12	22,389	—	—	(12)	22,389
Cumulative effect of change in accounting, net of tax	—	—	(76)	—	—	—	(76)

Net income (loss)	$180	$7,076	$22,966	$7	$1,635	$(12)	$31,852

Total Assets	$68,773	$57,533	$18,552	$141,658	$19,692	$(120,688)	$185,520

Note 17. Quarterly Results (unaudited)

The following table shows selected quarterly results for the Company.
(in thousands except per share data)

For the year ended December 31, 2005	First (Restated)	Second (Restated)	Third (Restated)	Fourth	Total

Operating revenues	$34,395	$35,457	$37,314	$39,225	$146,391
Operating income	4,505	4,471	5,656	4,744	19,376
Net income	2,341	2,454	3,101	2,839	10,735

Net income per share – basic	$0.31	$0.32	$0.40	$0.37	$1.40
Net income per share - diluted	0.30	0.32	0.40	0.37	1.39

For the year ended December 31, 2004	First (Restated)	Second (Restated)	Third (Restated)	Fourth (Restated)	Total (Restated)

Operating revenues	$27,724	$29,857	$31,108	$32,305	$120,994
Operating income	4,110	4,877	5,668	3,356	18,011
Net income	2,253	2,823	3,058	1,904	10,038

Net income per share – basic	$0.30	$0.37	$0.40	$0.25	$1.32
Net income per share - diluted	0.29	0.37	0.40	0.25	1.31

Certain amounts have been restated to correct errors relating to the Company’s accounting for operating leases as more fully discussed in Note 2. The reclassification and restatement adjustments to 2005 quarterly amounts previously reported in the Company’s Form 10-Q’s are summarized below (in thousands except per share data):

	(Reported)	Reclassifications	Restatement Adjustments	(Restated)

Three Months Ended March 31, 2005:
Operating revenues	$34,400	$—	$(5)	$34,395
Cost of goods and services	5,478	8,692	87	14,257
Network operating costs	9,807	(9,807)	—	—
Operating income	4,617	(20)	(92)	4,505
Income tax provision	1,393	—	(38)	1,355
Net income	2,395	—	(54)	2,341
Net income per share, basic	$0.31	$—	$—	$0.31
Net income per share, diluted	0.31	—	(0.01)	0.30

Three Months Ended June 30, 2005:
Operating revenues	$35,464	$—	$(7)	$35,457
Cost of goods and services	5,674	9,189	92	14,955
Network operating costs	10,209	(10,209)	—	—
Operating income	4,659	(89)	(99)	4,471
Income tax provision	1,497	—	(40)	1,457
Net income	2,512	—	(58)	2,454
Net income per share, basic	$0.33	$—	$(0.01)	$0.32
Net income per share, diluted	0.33	—	(0.01)	0.32

Three Months Ended September 30, 2005:
Operating revenues	$37,320	$—	$(6)	$37,314
Cost of goods and services	14,533	823	90	15,446
Operating income	5,752	—	(96)	5,656
Income tax provision	2,083	—	(39)	2,044
Net income	3,158	—	(57)	3,101
Net income per share, basic	$0.41	$—	$(0.01)	$0.40
Net income per share, diluted	0.41	—	(0.01)	0.40

The reclassification and restatement adjustments to 2004 quarterly amounts previously reported in the Company’s Form 10-Q’s are summarized below (in thousands except per share data):

	(Reported)	Reclassifications	Restatement Adjustments	(Restated)

Three Months Ended March 31, 2004:
Operating revenues	$27,719	$—	$5	$27,724
Cost of goods and services	3,726	6,286	101	10,113
Network operating costs	8,311	(8,311)	—	—
Operating income	4,284	(78)	(96)	4,110
Income tax provision	1,380	—	(36)	1,344
Net income	2,313	—	(60)	2,253
Net income per share, basic	$0.30	$—	$—	$0.30
Net income per share, diluted	0.30	—	(0.01)	0.29

Three Months Ended June 30, 2004:
Operating revenues	$29,852	$—	$5	$29,857
Cost of goods and services	3,886	6,820	99	10,805
Network operating costs	9,156	(9,156)	—	—
Operating income	5,026	(55)	(94)	4,877
Income tax provision	1,709		(37)	1,672
Net income	2,880	—	(57)	2,823
Net income per share, basic	$0.38	$—	$(0.01)	$0.37
Net income per share, diluted	0.38	—	(0.01)	0.37

Three Months Ended September 30, 2004:
Operating revenues	$31,103	$—	$5	$31,108
Cost of goods and services	2,091	9,886	94	12,071
Network operating costs	9,182	(9,182)	—	—
Operating income	6,471	(714)	(89)	5,668
Income tax provision	1,844	—	(35)	1,809
Net income	3,111	—	(53)	3,058
Net income per share, basic	$0.41	$—	$(0.01)	$0.40
Net income per share, diluted	0.41	—	(0.01)	0.40

Three Months Ended December 31, 2004:
Operating revenues	$32,300	$—	$5	$32,305
Cost of goods and services	6,090	6,680	88	12,858
Network operating costs	9,571	(9,571)	—	—
Operating income	3,844	(405)	(83)	3,356
Income tax provision	1,145		(49)	1,095
Net income	1,939	—	(35)	1,904
Net income per share, basic	$0.25	$—	$—	$0.25
Net income per share, diluted	0.25	—	—	0.25

Note 18. Verizon Settlement

In September 2005, the Company settled a claim against Verizon, with respect to overcharges for completing local calls from Shenandoah PCS customers to Verizon customers, for $750,000, which was received by the Company in September 2005. In connection with the settlement, the Company recorded a third quarter reduction in PCS costs of goods and services of $750,000.

Exhibits Index

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Shenandoah Telecommunications Company filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-21733).

3.2	Shenandoah Telecommunications Company Bylaws, as amended, filed as Exhibit 3.2 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

4.1	Rights Agreement, dated as of February 8, 1998 between the Company and Crestar Bank filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated February 9, 1998).

4.2	Shenandoah Telecommunications Company Dividend Reinvestment Plan filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-74297) and incorporated herein by reference.

4.3	Specimen representing the Common Stock, no par value, of Shenandoah Telecommunications Company filed as Exhibit 4.3 to the Company’s Report on Form 10-K for the year ended December 31, 2004.

10.1	Shenandoah Telecommunications Company Stock Incentive Plan filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-21733) and incorporated herein by reference.

10.2	Shenandoah Telecommunications Company Dividend Reinvestment Plan filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3D (No. 333-74297) and incorporated herein by reference.

10.3

Settlement Agreement and Mutual Release dated as of January 30, 2004 by and among Sprint Spectrum L.P., Sprint Communications Company L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P. and Shenandoah Personal Communications Company and Shenandoah Telecommunications Company, dated January 30, 2004; filed as Exhibit 10.3 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.4

Sprint PCS Management Agreement dated as of November 5, 1999 by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.4 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.5

Sprint PCS Services Agreement dated as of November 5, 1999 by and between Sprint Spectrum L.P. and Shenandoah Personal Communications Company filed as Exhibit 10.5 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.6

Sprint Trademark and Service Mark License Agreement dated as of November 5, 1999 by and between Sprint Communications Company, L.P. and Shenandoah Personal Communications Company filed as Exhibit 10.6 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.7

Sprint Spectrum Trademark and Service Mark License Agreement dated as of November 5, 1999 by and between Sprint Spectrum L.P. and Shenandoah Personal Communications Company filed as Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.8

Addendum I to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.8 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.9

Asset Purchase Agreement dated November 5, 1999 by and among Sprint Spectrum L.P., Sprint Spectrum Equipment Company, L. P., Sprint Spectrum Realty Company, L.P., and Shenandoah Personal Communications Company, serving as Exhibit A to Addendum I to the Sprint PCS Management Agreement and as Exhibit 2.6 to the Sprint PCS Management Agreement filed as Exhibit 10.9 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.10

Addendum II dated August 31, 2000 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.10 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.11

Addendum III dated September 26, 2001 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.11 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.12

Addendum IV dated May 22, 2003 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.12 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.13

Addendum V dated January 30, 2004 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.13 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.14	Supplemental Executive Retirement Plan filed as Exhibit 10.14 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.15

Addendum VI dated May 24, 2004 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.15 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2004.

10.16

Second Amended and Restated Master Loan Agreement, dated as of November 30, 2004, by and between CoBank, ACB and Shenandoah Telecommunications Company filed as Exhibit 10.16 to the Company’s Current Report on Form 8-K dated December 3, 2004.

10.17

Third Supplement to the Master Loan Agreement dated as Of November 30, 2004, between CoBank, ACB and Shenandoah Telecommunications Company filed as Exhibit 10.17 to the Company’s Current Report on Form 8-K dated December 3, 2004.

10.18

Second Amendment to the Term Supplement to the Master Loan Agreement dated as Of November 30, 2004, between CoBank, ACB and Shenandoah Telecommunications Company filed as Exhibit 10.18 to the Company’s Current Report on Form 8-K dated December 3, 2004.

10.19	Pledge Agreement dated November 30, 2004 between CoBank, ACB and Shenandoah Telecommunications Company filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K dated December 3, 2004.

10.20

Membership Interest Pledge Agreement dated November 30, 2004 between CoBank, ACB and Shenandoah Telecommunications Company filed as Exhibit 10.20 to the Company’s Current Report on Form 8-K dated December 3, 2004.

10.21

Membership Interest Pledge Agreement dated November 30, 2004 between CoBank, ACB and Shentel Converged Services, Inc. filed as Exhibit 10.21 to the Company’s Current Report on Form 8-K dated December 3, 2004.

10.22

Interest Purchase Agreement dated November 30, 2004 by and among Shentel Converged Services, Inc., NTC Communications LLC and the Interest holders named therein filed as Exhibit 10.22 to the Company’s Current Report on Form 8-K dated January 21, 2005.

10.23

Form of Incentive Stock Option Agreement under the 1996 Shenandoah Telecommunications Company Stock Incentive Plan (for routine formula grants) filed as Exhibit 10.23 to the Company’s Current Report on Form 8-K dated January 21, 2005.

10.24

Forms of Incentive Stock Option Agreement under the 1996 Shenandoah Telecommunications Company Stock Incentive Plan (for newly hired executive employees) filed as Exhibit 10.24 to the Company’s Current Report on Form 8-K dated January 21, 2005.

10.25	Description of the Shenandoah Telecommunications Company Incentive Plan filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K dated January 21, 2005.

10.26	Description of Compensation of Non-Employee Directors. Filed as exhibit 10.29 to the Company’s current report on Form 8-K dated May 4, 2005.

10.27	Description of Management Compensatory Plans and Arrangements. Filed as exhibit 10.27 to the Company’s current report on Form 8-K dated April 20, 2005.

10.28	2005 Stock Incentive Plan filed as exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-127342).

*10.29	Form of Incentive Stock Option Agreement under the 2005 Stock Incentive Plan

*10.30	Stock Redemption Agreement dated as of November 10, 2005 among Shenandoah Telephone Company and The Rural Telephone Bank.

*21	List of Subsidiaries.

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of President and Chief Executive Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

* Filed herewith