Form 10-Q
period 2006-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2006-05-09
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

Commission File No.: 000-09881

SHENANDOAH TELECOMMUNICATIONS COMPANY
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1162807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Shentel Way, Edinburg, Virginia           22824
(Address of principal executive offices)       (Zip Code)

(540) 984-4141
(Registrant’s telephone number, including area code)

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

The number of shares of the registrant’s common stock outstanding on April 28, 2006 was 7,707,069.

SHENANDOAH TELECOMMUNICATIONS COMPANY
INDEX

		Page Numbers

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets March 31, 2006 and December 31, 2005	3-4

	Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2006 and 2005	5

	Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Three Months Ended March 31, 2006 and the Year Ended December 31, 2005	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	7-8

	Notes to Unaudited Condensed Consolidated Financial Statements	9-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28-29

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31-32

Item 6.	Exhibits	32

	Signatures	33

	Exhibit Index	34

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	March 31, 2006	December 31, 2005

Current Assets
Cash and cash equivalents	$5,399	$2,572
Accounts receivable, net	9,787	11,864
Receivable from RTB	11,335	—
Income taxes receivable	—	795
Materials and supplies	2,689	2,702
Prepaid expenses and other	2,574	2,336
Deferred income taxes	469	532

Total current assets	32,253	20,801

Investments	6,521	7,365

Property, Plant and Equipment
Plant in service	256,917	248,321
Plant under construction	5,237	9,061

	262,154	257,382
Less accumulated amortization and depreciation	101,130	95,144

Net property, plant and equipment	161,024	162,238

Other Assets
Intangible assets, net	3,220	3,346
Cost in excess of net assets of businesses acquired	10,103	10,103
Deferred charges and other assets, net	1,367	1,068

Net other assets	14,690	14,517

Total assets	$214,488	$204,921

See accompanying notes to unaudited condensed consolidated financial statements.

          (Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	March 31, 2006	December 31, 2005

Current Liabilities
Current maturities of long-term debt	$4,565	$4,526
Accounts payable	6,660	6,928
Advanced billings and customer deposits	4,240	4,247
Accrued compensation	2,289	3,294
Income taxes payable	4,764	—
Accrued liabilities and other	2,997	3,746

Total current liabilities	25,515	22,741

Long-term debt, less current maturities	29,058	31,392

Other Long-Term Liabilities
Deferred income taxes	24,083	24,599
Pension and other	2,779	2,359
Deferred lease payable	2,352	2,230

Total other liabilities	29,214	29,188

Commitments and Contingencies

Shareholders’ Equity

Common stock	8,684	8,128
Retained earnings	122,121	113,576
Accumulated other comprehensive (loss)	(104)	(104)

Total shareholders’ equity	130,701	121,600

Total liabilities and shareholders’ equity	$214,488	$204,921

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005

	(Restated)

Operating revenues	$39,799	$34,395

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	16,868	14,258
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	12,243	10,210
Depreciation and amortization	6,537	5,422

Total operating expenses	35,648	29,890

Operating income	4,151	4,505

Other income (expense):
Interest expense, net	(648)	(854)
Gain (loss) on investments, net	10,518	(265)
Non-operating income, net	123	310

Income before income taxes and cumulative effect of a change in accounting	14,144	3,696

Income tax expense	5,522	1,355

Income before cumulative effect of a change in accounting	8,622	2,341

Cumulative effect of a change in accounting, net of income taxes	(77)	—

Net income	$8,545	$2,341

Income (loss) per share:
Basic net income (loss) per share:
Income before cumulative effect of a change in accounting	$1.12	$0.31
Cumulative effect of a change in accounting, net of income taxes	(0.01)	—

	$1.11	$0.31

Weighted average shares outstanding, basic	7,695	7,638

Diluted net income (loss) per share:
Income before cumulative effect of a change in accounting	$1.11	$0.30
Cumulative effect of a change in accounting, net of income taxes	(0.01)	—

	$1.10	$0.30

Weighted average shares, diluted	7,763	7,680

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total

Balance, December 31, 2004, as restated	7,630	$6,319	$106,373	$65	$112,757
Comprehensive income:
Net income	—	—	10,735	—	10,735
SERP additional minimum pension liability	—	—	—	(104)	(104)
Net unrealized change in securities available-for-sale, net of tax of $(40)	—	—	—	(65)	(65)

Total comprehensive income					10,566

Dividends declared ($0.46 per share)	—	—	(3,532)	—	(3,532)
Stock-based compensation	—	347	—	—	347
Common stock issued through exercise of incentive stock options	57	1,169	—	—	1,169
Excess tax benefit from stock options exercised	—	293	—	—	293

Balance, December 31, 2005	7,687	$8,128	$113,576	$(104)	$121,600
Comprehensive income:
Net income	—	—	8,545	—	8,545

Total comprehensive income					8,545

Stock-based compensation	—	191	—	—	191
Common stock issued through exercise of incentive stock options	16	284	—	—	284
Excess tax benefit from stock options exercised	—	81	—	—	81

Balance, March 31, 2006	7,703	$8,684	$122,121	$(104)	$130,701

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2006	2005

	(Restated)
Cash Flows from Operating Activities from Continuing Operations
Net income	$8,545	$2,341
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Cumulative effect of change in accounting principle	77	—
Depreciation	6,412	5,296
Amortization	125	126
Stock based compensation expense	191	—
Deferred income taxes	(453)	(2,088)
Loss on disposal of assets	134	21
Net gain on disposal of investments	(10,542)	(75)
Net loss from patronage and equity investments	25	260
Other	278	507
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	2,077	267
Materials and supplies	13	(52)
Increase (decrease) in:
Accounts payable	(268)	(82)
Deferred lease payable	122	87
Other prepaids, deferrals and accruals	3,642	2,850

Net cash provided by operating activities from continuing operations	$10,378	$9,458

Cash Flows From Investing Activities
Purchase and construction of plant and equipment, net of retirements	$(5,564)	$(4,195)
Purchase of investment securities	(32)	(139)
Proceeds from investment activities	56	24
Proceeds from sale of equipment	—	56

Net cash used in investing activities from continuing operations	$(5,540)	$(4,254)

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2006	2005

	(Restated)
Cash Flows From Financing Activities
Principal payments on long-term debt	$(1,117)	$(1,080)
Net payments on lines of credit	(1,178)	—
Proceeds from exercise of incentive stock options	284	255

Net cash used in financing activities from continuing operations	$(2,011)	$(825)

Net cash provided by continuing operations	$2,827	$4,379
Net cash provided by operating activities from discontinued operations (as revised) (1)	—	5,000

Net increase in cash and cash equivalents	$2,827	$9,379

Cash and cash equivalents:
Beginning	2,572	14,172

Ending	$5,399	$23,551

Supplemental Disclosures of Cash Flow Information
Cash payments for:

Interest paid	$649	$835

Income taxes	$309	$—

Non-cash transaction:

A $10.5 million gain related to the dissolution of the RTB was recognized during the three months ended March 31, 2006 and a receivable from the RTB was recorded. The proceeds were received during the second quarter of 2006. See Note 10 for further discussion.

(1)	See Note 3 for further discussion on the revised disclosure of discontinued operations.

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The interim condensed consolidated financial statements of Shenandoah Telecommunications Company and Subsidiaries (collectively, the “Company”) are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein. All such adjustments were of a normal and recurring nature. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The balance sheet information at December 31, 2005 was derived from the audited December 31, 2005 consolidated balance sheet.

2. The Company’s financial statements as of and for the years ended December 31, 2004 and 2003, including the beginning retained earnings for the year ended December 31, 2003, all quarters in 2004 and the first three quarters of the year ended December 31, 2005, were restated to correct errors relating to the Company’s accounting for operating leases. While management believes that the impact of this error is not material to any previously issued financial statements, it determined that the cumulative adjustment required to correct this error was too large to record in 2005. The restated annual financial statements were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Company’s method of accounting for operating leases did not comply with the requirements of SFAS No. 13, “Accounting for Leases” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Historically, the Company has not assumed the exercise of available renewal options in accounting for operating leases. The Company has operating leases, primarily for cell sites owned by third parties, land leases for towers owned by the Company and leases with third parties for space on the Company’s towers that have escalating rentals during the initial lease term and during succeeding optional renewal periods. In light of the Company’s investment in each site, including acquisition costs and leasehold improvements, the Company determined that the exercise of certain renewal options was reasonably assured at the inception of the leases. Accordingly, the Company corrected its accounting to recognize rent expense on a straight-line basis over the initial lease term and renewal periods that are reasonably assured. Where the Company is the lessor, it recognizes revenue on a straight-line basis over the current term of the lease.

The impact of these restatements to the Company’s statement of income for the three months ended March 31, 2005, was a decrease to net income of $54 thousand. The impact associated with correcting the Company’s accounting for operating leases was an increase to lease expense of $87 thousand reflected in “Cost of goods and services” and a reduction in lease income of $5 thousand reflected in “Operating revenues.” The adjustments do not affect historical net cash flows from operating, investing or financing activities, future cash flows or the timing of payments under related leases.

In the “Reclassifications” column, in the tables presented below, certain amounts reported in prior period financial statements have been reclassified to conform to the current period presentation, with no effect on net income or shareholders’ equity.

The reclassification and restatement adjustments to amounts previously presented in the consolidated statements of income are summarized below (in thousands except per share data):

	Three Months Ended March 31, 2005

	(Reported)	Reclassifications	Restatement Adjustments	(Restated)

Operating revenues	$34,400	$—	$(5)	$34,395
Cost of goods and services	5,478	8,693	87	14,258
Network operating costs	9,807	(9,807)	—	—
Selling, general and administrative	9,449	761	—	10,210
Depreciation and amortization	5,049	373	—	5,422
Operating income	4,617	(20)	(92)	4,505
Income tax provision	1,393	—	(38)	1,355
Net income	$2,395	$—	$(54)	$2,341
Net income per share, basic	$0.31	$—	$—	$0.31
Net income per share, diluted	$0.31	$—	$(0.01)	$0.30

3. Certain amounts reported in the prior period financial statements have been reclassified to conform to the current period presentation, with no effect on net income or shareholders’ equity, including the following reclassifications and changes in presentation:

•

The Company combined the income statement line items “network operating costs” and “costs of goods and services.” Costs of goods and services consists primarily of the cost of equipment sold, cost of long distance service resold, cost of video, phone and network services, cost of PCS travel and roaming services and cost of operating and maintaining the various networks. To conform to the current period presentation, for the three months ended March 31, 2005, the Company reclassified $9.8 million in network operating costs to costs of goods and services.

•

During the current period, the Company recorded commission expense to selling, general and administrative expense. In the first quarter of 2005, a portion of these costs was recorded to costs of goods and services. To conform to the current period presentation, for the three months ended March 31, 2005, the Company reclassified $0.8 million in commission expense to selling, general and administrative expense.

•

During the current period, the Company recorded gains and losses on the sale of equipment in the income statement line item “Cost of goods and services.” To conform to the current period presentation, for the three months ended March 31, 2005, the Company reclassified $20 thousand from “Non-operating income, net” to “Cost of goods and services.”

•

The Company has separately disclosed the operating portion of the cash flows attributable to its discontinued operations, which in the first quarter of 2005, was not separately disclosed. During the first quarter of 2005, there were no cash flows from investing or financing activities for discontinued operations. In 2006, there were no cash flows attributable to discontinued operations.

•

During the first quarter of 2005, as a result of a new allocation methodology, a portion of total depreciation expense was allocated to the income statement line items: costs of goods and services, network operating costs and selling, general and administrative. To conform to the current period presentation, approximately $0.4 million of depreciation expense was reclassified from costs of goods and services and selling, general and administrative to depreciation and amortization expense.

4. Operating revenues and income from operations for any interim period are not necessarily indicative of results that may be expected for the entire year.

5. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”) using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, for equity classified awards, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period. For those tandem awards of stock options and stock appreciation rights (“SARs”) which are liability classified awards, fair value is calculated at the grant date and each subsequent reporting date during both the requisite service period and each subsequent period until settlement.

In periods prior to the adoption of SFAS 123(R), the Company accounted for its stock options granted under the Company Stock Incentive Plan (the “Plan”) by applying the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. 44,” Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB Opinion No. 25 issued in March 2000. Under this method, compensation expense was recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” No compensation expense was recognized under the Plan for years prior to 2004 since all such options were granted with an exercise price equal to the market price at the date of the grant. During the year ended December 31, 2004, the Company issued SARs which were accounted for as stock appreciation rights and, therefore, the Company recorded a liability for the related expense since it was assumed the awards will be settled in cash. On March 18, 2005, the Company issued SARs with a net-share settlement feature. The cash-settlement feature was eliminated for the 2005 option grant. However, due to the net-share settlement feature, the Company accounted for these awards as stock appreciation rights and recognized compensation expense over the vesting period to the extent the current stock price exceeded the exercise price of the options. For both the 2004 and 2005 SARs grants, the adoption of SFAS 123(R) resulted in a change in the measurement of compensation expense from an intrinsic method to a fair value method.

The following table presents the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Plan prior to the adoption. Disclosures for the three months ended March 31, 2006 are not presented because stock-based payments were accounted for under SFAS 123(R)’s fair-value method during this period.

(in thousands, except per share amounts)	Three Months Ended March 31, 2005 (Restated)

Net Income
As reported	$2,341
Add: Recorded stock-based compensation expense included in reported net income, net of related income tax effects	—
Deduct: Pro forma compensation expense, net of related income tax effects	74

Pro forma	$2,267

Earnings per share, basic and diluted
As reported, basic	$.31
As reported, diluted	.30
Pro forma, basic	.30
Pro forma, diluted	$.30

The Company maintains a shareholder-approved Company Stock Incentive Plan approved in 1996 (the “1996 Plan”), providing for the grant of incentive compensation to essentially all employees in the form of stock options. The 1996 Plan authorized grants of options to purchase up to 480,000 shares of common stock over a ten-year period beginning in 1996. The term of the 1996 Plan expired in February of 2006. During 2005, a new Company Stock Incentive Plan was approved, the “2005 Plan,” under which 480,000 shares may be issued over a ten-year period beginning in 2005. The option price for all grants has been at the current market price at the time of the grant. Grants have generally provided that one-half of the options vest and become exercisable on each of the first and second anniversaries of the grant date, with the options expiring on the fifth anniversary of the grant date. In the year ended December 31, 2003, the Company also issued a grant pursuant to which the options are vested over a five-year period beginning on the third anniversary of the grant date. The participant may exercise 20% of the total grant after each anniversary date from the third through the seventh year, with the options expiring on the tenth anniversary of the grant date. In the years ended December 31, 2005 and 2004, the Company also made grants pursuant to which the options are vested over a four-year period beginning on the third anniversary of the grant date. The participants may exercise 25% of the total grant after each anniversary date from the third through the sixth year, with the options expiring on the seventh anniversary of the grant date. The Company did not grant any options during the first quarter of 2006.

The impact of initially applying SFAS 123(R) is recognized as of the effective date using the modified prospective method. Under the modified prospective method the Company recognized stock-based compensation expense from January 1, 2006, as if the fair value based accounting method had been used to account for all outstanding unvested employee awards granted in prior years. Results of prior periods have not been restated. The effect of recording stock-based compensation for the three month period ended March 31, 2006 was as follows:

(in thousands, except per share amounts)	Three Months Ended March 31, 2006

Stock-based compensation expense	316
Cumulative effect of change in accounting	125

Total stock compensation expense	441

Tax effect on stock-based compensation expense	(171)

Net effect on net income	270

Effect on net income per share:
Basic and diluted	(0.04)

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those awards expected to vest. For outstanding options previously classified as a liability and which continue to be classified as a liability under SFAS 123(R), the Company recognized the effect of initially re-measuring the liability from its intrinsic value to its fair value as a cumulative effect of a change in accounting principle. The cumulative effect of initially adopting SFAS 123(R) was $77 thousand, net of the tax effect. During the three months ended March 31, 2006, the total cash received as a result of employee stock option exercises was $0.3 million and the actual tax benefit realized for the tax deductions was $0.1 million.

The fair value of each option grant is estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31, 2006	Year Ended December 31, 2005

Expected term (in years)	2.9 years	3.5 years
Volatility	43.3%	45.73%
Risk free rate	4.82%	4.30%
Expected dividends	1.02%	1.42%

For the three months ended March 31, 2006, the assumptions were used to calculate the fair value of the options classified as a liability. The fair value of options classified as a liability is calculated at the grant date and each subsequent reporting date until the options are settled.

Volatility is based on the historical volatility of the price of the Company’s stock over the expected term of the options. The expected term represents the period of time that the options granted are expected to be outstanding. The risk free rate is based on the U.S. Treasury yield curve, in effect at the date the fair value of the options is calculated, with an equivalent term.

The following table summarizes option activity for the first quarter of 2006:

	Options	Weighted Average Grant Price Per Option

Outstanding December 31, 2005	240,863	24.73
Granted	—	—
Cancelled	(3,302)	28.96
Exercised	(16,394)	18.47

Outstanding March 31, 2006	221,167	25.13

The following table summarizes information about stock options outstanding at March 31, 2006:

	Exercise Prices	Options Outstanding	Option Life Remaining	Options Exercisable

2002	17.59	19,953	1 year	19,953
2003	17.98-22.01	48,096	2 to 7 years	28,096
2004	23.00-26.46	82,302	3 to 6 years	47,302
2005	30.29-40.53	70,816	4 to 7 years	30,408

There were options for 125,759 shares exercisable at March 31, 2006 at a weighted average exercise price of $23.25 per share, an aggregate intrinsic value of $2.6 million and a weighted-average remaining contractual life of 2.7 years. There were options for 221,167 shares outstanding at March 31, 2006 at a weighted average exercise price of $25.13 per share, an aggregate intrinsic value of $4.2 million and a weighted-average remaining contractual life of 3.9 years. The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s average stock price of $44.22 during the three months ended March 31, 2006.

The total fair value of options vested during the three months ended March 31, 2006 was $1.0 million. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $0.4 million. The options-based liabilities paid during the three months ended March 31, 2006 was $7 thousand.

As of March 31, 2006, the total compensation cost related to nonvested options not yet recognized is $0.7 million which will be recognized over a weighted-average period of 2.9 years.

6. Basic net income per share was computed on the weighted average number of shares outstanding. Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options. The adjustments to net income reflect the impact of compensation related to stock appreciation rights recorded in the respective periods, and the impact of the pro forma compensation expense, both net of the income tax effect.

7. SFAS Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers. The Company has six reportable segments, which the Company operates and manages as strategic business units organized geographically and by lines of business: (1) PCS, (2) Telephone, (3) Converged Services (NTC), (4) Mobile, (5) Holding and (6) Other.

Prior to the September 30, 2005 quarterly report, the Company reported 11 segments, however, beginning with the September 30, 2005 quarterly report, the Company reported six segments with the following segments combined into “Other”: ShenTel Service Company, Shenandoah Cable Television Company, Shenandoah Network Company, Shenandoah Long Distance Company, ShenTel Communications Company, Shentel Wireless Company and Converged Services of West Virginia. During the third quarter of 2005, Shenandoah Valley Leasing Company changed its name to Shentel Wireless Company to reflect the activities associated with the Company’s Wireless Broadband Group. The Company believes that the new presentation will allow for a more meaningful discussion of the segment results.

The results for the three months ended March 31, 2005 have been restated to reflect the correction of certain errors in the Company’s accounting for operating leases. See Note 2 for additional discussion.

The PCS segment, as a Sprint PCS Affiliate of Sprint Nextel, provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia.

The Telephone segment provides both regulated and unregulated telephone services and leases fiber optic facilities primarily throughout the northern Shenandoah Valley.

The Converged Services segment provides local and long distance voice, video and internet services on an exclusive and non-exclusive basis to MDU communities (primarily off-campus college student housing) throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee and Mississippi. Converged Services includes NTC, purchased by the Company on November 30, 2004.

The Mobile segment provides tower rental space to affiliates and non-affiliates in the Company’s PCS markets and paging services throughout the northern Shenandoah Valley.

Selected financial data for each segment is as follows:

          Three Months Ended March 31, 2006

In thousands

	PCS	Telephone	Converged Services (NTC)	Mobile	Holding	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$17,862	$1,632	$2,676	$—	$—	$2,763	$—	$24,933
Access charges	38	2,918	—	—	—	—	—	2,956
Travel/roaming revenue	7,059	—	—	—	—	—	—	7,059
Facilities and tower lease	—	961	—	858	—	512	—	2,331
Equipment	983	5	—	—	—	98	—	1,086
Other	222	754	118	36	—	304	—	1,434

Total external revenues	26,164	6,270	2,794	894	—	3,677	—	39,799
Internal Revenues	—	1,385	—	390	—	660	(2,435)	—

Total operating revenues	26,164	7,655	2,794	1,284	—	4,337	(2,435)	39,799

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	12,110	1,815	2,099	399	1	2,584	(2,140)	16,868
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,984	1,129	1,267	178	660	1,320	(295)	12,243
Depreciation and amortization	3,496	1,205	1,049	196	17	574	—	6,537

Total operating expenses	23,590	4,149	4,415	773	678	4,478	(2,435)	35,648

Operating income (loss)	2,574	3,506	(1,621)	511	(678)	(141)	—	4,151

Non-operating income (expense)	28	10,560	12	10	919	8	(896)	10,641
Interest expense	(439)	(65)	(227)	(69)	(617)	(127)	896	(648)
Income taxes	(899)	(5,350)	686	(182)	141	82	—	(5,522)

Cumulative effect of change in accounting, net of tax	(11)	(27)	(21)	(1)	(2)	(15)	—	(77)

Net income (loss)	$1,253	$8,624	$(1,171)	$269	$(237)	$(193)	$—	$8,545

          Three Months Ended March 31, 2005 (Restated)

In thousands

	PCS	Telephone	Converged Services (NTC)	Mobile	Holding	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$14,580	$1,600	$2,341	$—	$—	$2,601	$—	$21,122
Access charges	—	2,706	—	—	—	—	—	2,706
Travel/roaming revenue	6,071	—	—	—	—	—	—	6,071
Facilities and tower lease	—	974	—	761	—	301	—	2,036
Equipment	840	2	—	—	—	150	—	992
Other	293	741	18	28	—	388	—	1,468

Total external revenues	21,784	6,023	2,359	789	—	3,440	—	34,395
Internal Revenues	—	916	—	337	—	580	(1,833)	—

Total operating revenues	21,784	6,939	2,359	1,126	—	4,020	(1,833)	34,395

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	10,369	1,486	1,448	299	7	2,172	(1,523)	14,258
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	6,636	1,378	991	163	253	1,099	(310)	10,210
Depreciation and amortization	2,991	1,103	678	176	16	458	—	5,422

Total operating expenses	19,996	3,967	3,117	638	276	3,729	(1,833)	29,890

Operating income (loss)	1,788	2,972	(758)	488	(276)	291	—	4,505

Non-operating income (expense)	—	38	1	34	782	7	(817)	45
Interest expense	(406)	(75)	(246)	(60)	(767)	(117)	817	(854)
Income taxes	(509)	(1,083)	375	(180)	110	(68)	—	(1,355)

Net income (loss)	$873	$1,852	$(628)	$282	$(151)	$113	$—	$2,341

The Company’s assets by segment are as follows:

In thousands
(unaudited)

	March 31, 2006	December 31, 2005	March 31, 2005

			(Restated)
PCS	$81,764	$81,796	$65,910
Telephone	67,888	59,873	60,758
Converged Services	22,918	27,107	23,503
Mobile	14,768	20,039	18,195
Holding	144,905	143,308	154,428
Other	22,531	23,154	18,611

Combined totals	354,774	355,277	341,405
Inter-segment eliminations	(140,286)	(150,356)	(128,922)

Consolidated totals	$214,488	$204,921	$212,483

8. Comprehensive income includes net income along with net unrealized gains and losses on the Company’s available-for-sale investments, net of the related income tax effect. The following is a summary of comprehensive income for the periods indicated:

	Three Months Ended March 31,

In thousands (unaudited)	2006	2005

		(Restated)
Net income	$8,545	$2,341
Net unrealized loss	—	(19)

Comprehensive income	$8,545	$2,322

9. The following table presents pension cost for the periods presented.

	Three Months Ended March 31,

In thousands (unaudited)	2006	2005

Net periodic benefit cost recognized:
Service cost	$311	$223
Interest cost	251	211
Expected return	(234)	(198)
Amortization of unrecognized loss	42	23
Amortization of unrecognized prior service cost	20	17

Total	$390	$276

10. On August 4, 2005, the board of directors of the Rural Telephone Bank (the “RTB”) adopted a number of resolutions for the purpose of dissolving the RTB as of October 1, 2005. The Company held 10,821,770 shares of Class B and Class C RTB Common Stock ($1.00 par value) which was reflected on the Company’s balance sheet at December 31, 2005, at $796,000 under the cost method. During the first quarter of 2006, the Company recognized a gain of approximately $6.4 million, net of tax, related to the dissolution of the RTB and the redemption of the stock. At March 31, 2006, the Company has a $11.3 million receivable on the accompanying balance sheet. In April 2006, the Company received $11.3 million in proceeds from the RTB.

11. On August 12, 2005, Sprint Corporation and Nextel Communications, Inc. merged to form Sprint Nextel Corporation. Nextel and its affiliate Nextel Partners, Inc. are providers of digital wireless communications services in the Company’s PCS service area.

The Company’s PCS subsidiary is one of a number of companies we refer to as the “Sprint PCS Affiliates,” which had entered into substantially similar management and affiliation agreements with Sprint Communications Company L.P.

The agreements, including Shentel’s, were with several Sprint entities. In connection with the merger, a number of the Sprint PCS Affiliates filed suit against Sprint Nextel alleging that the merger would result in a breach of the exclusivity provisions of their agreements with Sprint Nextel. A number of these legal proceedings are pending. In addition, since the Sprint Nextel merger was announced, Sprint Nextel has acquired several of the Sprint PCS Affiliates.

Prior to the Sprint Nextel merger, the Company and Sprint Nextel entered into a forbearance agreement which sets forth Sprint Nextel’s agreement to observe specified limitations in operating Nextel’s wireless business in the Company’s PCS service area. The agreement also sets forth the Company’s agreement not to initiate litigation or seek certain injunctive or equitable relief under certain circumstances, in each case during the period in which the agreement remains in effect. Unless extended, the forbearance agreement is currently set to expire on the earlier of July 14, 2006 and the date any decision after trial is rendered by the Court of Chancery of the State of Delaware.

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

The Company has had discussions with Sprint Nextel regarding the continuance of their long-term relationship, the impact of the Sprint Nextel merger and potential changes to the management agreement necessary to reflect the merger of Sprint Corporation and Nextel Communications, Inc. and the acquisition of Nextel Partners, Inc. by Sprint Nextel. As a result of the Sprint Nextel merger, Sprint Nextel may require the Company to meet additional program requirements, which the Company anticipates would increase capital expenditures and operating expenses. To date, the Company has been unable to arrive at a mutually acceptable agreement with Sprint Nextel concerning such potential changes. Accordingly the Company is now going to consider other alternatives in discussions with Sprint Nextel including the possible sale of its PCS business. The Company is unable to predict whether or on what terms it would be able to implement a sale of its PCS business, or the ultimate resolution of its discussions with Sprint Nextel concerning its relationship, or the impact of any such action on its financial condition or future operating results or prospects.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements. All statements regarding Shenandoah Telecommunications Company’s expected future financial position and operating results, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements. We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct. The Company’s actual results could be materially different from its expectations because of various factors, including those discussed below and under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005. The following management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005, including the financial statements and related notes included therein.

Unless indicated otherwise, dollar amounts fifty thousand and over have been rounded to the nearest hundred thousand dollars and dollar amounts of less than fifty thousand have been rounded to the nearest thousand dollars.

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries. These subsidiaries provide local exchange telephone services and wireless personal communications services (as a Sprint PCS affiliate of Sprint Nextel), as well as cable television, video, Internet and data services, long distance, sale of telecommunications equipment, fiber optics facilities, paging and leased tower facilities. The Company has the following six reporting segments, which it operates and manages as strategic business units organized geographically and by lines of business:

•	wireless personal communications services, or PCS, as a Sprint PCS Affiliate, through Shenandoah Personal Communications Company;

•	telephone, which involves the provision of regulated and non-regulated telephone services, through Shenandoah Telephone Company;

•	converged services, which involves the provision of data, video, voice and long-distance services, through Shentel Converged Services, Inc. and NTC Communications, LLC.;

•	mobile, which involves the provision of tower leases and paging services, through Shenandoah Mobile Company;

•	holding, which involves the provision of investments and management services to its subsidiaries, through Shenandoah Telecommunications Company; and

•

other, which involves the provision of Internet, cable television, network facility leasing, long-distance, CLEC, and wireless broadband services, through ShenTel Service Company, Shenandoah Cable Television Company, Shenandoah Network Company, Shenandoah Long Distance Company, ShenTel Communications Company, Converged Services of West Virginia and Shentel Wireless Company.

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

As a result of the November 30, 2004 acquisition of the 83.9% of NTC Communications, L.L.C. (“NTC”) that the Company did not already own, the Company, through its subsidiary Shentel Converged Services, provides local and long distance voice, video and Internet services on an exclusive and non-exclusive basis to MDU communities, consisting primarily of off-campus college student housing throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee and Mississippi.

In September 2005, the Company began an initiative to market wireless broadband products and services. The Company plans to extend this initiative to build networks and market wireless broadband to customers in selected markets in the mid-atlantic and southeastern United States.

The Company sells and leases equipment, mainly related to the services it provides. The Company participates in emerging services and technologies by investment in technology venture funds and direct investment in non-affiliated companies.

Restatement of Financial Results: The Company’s financial statements as of and for the years ended December 31, 2004 and 2003, including the beginning retained earnings for the year ended December 31, 2003, all quarters in 2004 and the first three quarters of the year ended December 31, 2005, were restated to correct errors relating to the Company’s accounting for operating leases. While management believes that the impact of this error is not material to any previously issued financial statements, it determined that the cumulative adjustment required to correct this error was too large to record in 2005.

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

See Note 2 to the Company’s unaudited condensed consolidated financial statements appearing elsewhere in this report for additional information.

The following management’s discussion and analysis, for the three months ended March 31, 2005, reflects the effects of the restatements.

Additional Information About the Company’s Business

The following table shows selected operating statistics of the Company for the most recent five quarters.

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,

	2006	2005	2005	2005	2005

Telephone Access Lines	24,988	24,740	24,811	24,877	24,802
Cable Television Subscribers	8,629	8,684	8,677	8,627	8,607
Dial-up Internet Subscribers	12,069	12,514	13,273	14,052	14,829
DSL Subscribers	5,089	4,748	4,062	3,427	2,923
Retail PCS Subscribers	129,124	122,975	116,460	112,090	106,924
Wholesale PCS Users (1)	39,798	38,726	33,848	32,733	31,504
Long Distance Subscribers	10,431	10,418	10,318	10,258	10,055
Fiber Route Miles	616	616	579	576	574
Total Fiber Miles	33,367	33,201	29,734	29,566	29,462
Long Distance Calls (000) (2)	6,914	6,686	6,808	6,808	6,326
Total Switched Access Minutes (000)	74,361	75,209	74,515	70,419	67,824
Originating Switched Access Minutes (000)	22,541	21,807	20,627	19,570	19,376
Employees (full time equivalents) (3)	391	387	375	408	358
CDMA Base Stations (sites)	325	311	301	288	280
Towers (100 foot and over)	94	85	82	81	81
Towers (under 100 foot)	13	13	13	11	11
PCS Market POPS (000) (4)	2,236	2,236	2,199	2,199	2,199
PCS Covered POPS (000) (4)	1,704	1,704	1,658	1,649	1,642
PCS Ave. Monthly Retail Churn % (5)	1.9%	1.9%	2.1%	1.9%	2.1%
Converged Services (NTC) Properties Served (6)	108	109	108	111	112
Converged Services (NTC) Bulk Accounts (7)	40	41	41	36	40
Converged Services (NTC) Retail Accounts (8)	9,937	10,009	10,945	9,708	11,546
Converged Services (NTC) Video Service Users (9)	8,415	8,461	8,424	6,621	8,470
Converged Services (NTC) Telephone Service Users (9)	9,766	9,914	9,843	9,074	9,727
Converged Services (NTC) Network/Internet Users (9)	22,208	22,326	21,858	18,029	20,946

(1) –	Wholesale PCS Users are private label subscribers with numbers homed in the Company’s wireless network service area.

(2) –	Originated by customers of the Company’s Telephone subsidiary.

(3) –	The June 30, 2005 employee count includes 44 interns.

(4) –

POPS refers to the estimated population of a given geographic area and is based on information purchased by Sprint Nextel from Geographic Information Services. Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the network’s service area.

(5) –	PCS Ave. Monthly Churn is the average of the three monthly subscriber turnover, or churn calculations for the period.

(6) –	Indicates MDU complexes where NTC provides service.

(7) –	Service is provided under a single contract with the property owner who typically provides service to tenants as part of their lease.

(8) –	Service is provided under contract with individual subscribers.

(9) –	Bulk and retail subscribers combined by service type. The variations in users between quarters reflect the impact of the cycles of the academic year.

Significant Transactions

On August 4, 2005, the board of directors of the Rural Telephone Bank (the “RTB”) adopted a number of resolutions for the purpose of dissolving the RTB as of October 1, 2005. The Company held 10,821,770 shares of Class B and Class C RTB Common Stock ($1.00 par value) which was reflected on the Company’s balance sheet at December 31, 2005, at $796,000 under the cost method. During the first quarter of 2006, the Company recognized a gain of approximately $6.4 million, net of tax, related to the dissolution of the RTB and the redemption of the stock. In April 2006, the Company received $11.3 million in proceeds from the RTB.

Results of Continuing Operations

Three Months Ended March 31, 2006 Compared with the Three Months Ended March 31, 2005

Consolidated Results

The results for the three months ended March 31, 2005, have been restated to reflect the correction of certain errors in the Company’s accounting for operating leases. See Note 2 to the unaudited condensed consolidated financial statements appearing elsewhere in this report for additional information.

The Company’s consolidated results for the first quarter of 2006 and 2005 are summarized as follows:

	Three Months Ended March 31,		Change
(in thousands)	2006	2005	$	%

		(Restated)
Operating revenues	$39,799	$34,395	5,404	15.7
Operating expenses	35,648	29,890	5,758	19.3
Operating income	4,151	4,505	(354)	(7.9)
Other income (expense)	9,993	(809)	10,802	1,335.2
Net income	$8,545	$2,341	6,204	265.0

Operating revenues

For the three months ended March 31, 2006, operating revenue increased $5.4 million, or 15.7%, primarily due to the growth in the Company’s PCS segment. For the quarter ended March 31, 2006, PCS operating revenues increased $4.4 million, or 20.1%. Telephone and Converged Services operating revenues increased $0.7 million and $0.4 million, respectively.

Operating expenses

For the quarter ended March 31, 2006, operating expenses increased $5.8 million, or 19.3%, primarily due to the growth in the Company’s PCS and Converged Services segments. For the quarter ended March 31, 2006, PCS operating expenses increased $3.6 million, or 18.0%, and Converged Services operating expenses increased $1.3 million, or 41.6%. Due to the increase in the share price of the Company’s common stock and the implementation of SFAS 123(R) in 2006, the Company recorded an increase of $0.3 million in stock compensation expense.

Segment Results

The restatement discussed in Note 2 to the unaudited condensed consolidated financial statements appearing elsewhere in this report, is reflected in those segments affected by the restatement, which are the PCS segment and the Mobile segment. The other segments, Telephone, Converged Services, Holding and other were not affected by the restatement.

Net Income

For the three months ended March 31, 2006, net income increased $6.2 million, or 265%, primarily due to the Company recognizing a gain of approximately $6.4 million, net of tax, related to the dissolution of the RTB, and the redemption of the stock.

PCS

	Three Months Ended March 31,		Change
(in thousands)	2006	2005	$	%

		(Restated)
Segment operating revenues
Wireless service revenue	$17,862	$14,580	$3,282	22.5
Travel and roaming revenue	7,059	6,071	988	16.3
Equipment revenue	983	840	143	17.0
Other revenue	260	293	(33)	(11.3)

Total segment operating revenues	26,164	21,784	4,380	20.1

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	12,110	10,369	1,741	16.8
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,984	6,636	1,348	20.3
Depreciation and amortization	3,496	2,991	505	16.9

Total segment operating expenses	23,590	19,996	3,594	18.0

Segment operating income	$2,574	$1,788	$786	44.0

The results for the first quarter of 2005 have been restated to reflect the correction of certain errors in the Company’s accounting for operating leases. See Note 2 to the unaudited condensed consolidated financial statements appearing elsewhere in this report for additional information. The effect of these restatements on the PCS segment’s operating income for the three months ended March 31, 2005, was to increase the cost of goods and services and decrease segment operating income by $47 thousand.

Shenandoah PCS Company, as a Sprint PCS Affiliate of Sprint Nextel, provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia.

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

The Company had 325 PCS base stations in service at March 31, 2006, compared to 280 base stations in service at March 31, 2005. The increase in base stations was primarily the result of supplementing network capacity and further extending coverage along more heavily traveled secondary roads in the Company’s market areas.

Through Sprint Nextel, the Company receives revenue from wholesale resellers of wireless PCS service. These resellers pay a flat rate per minute of use for all traffic their subscribers generate on the Company’s network. The Company’s cost to handle this traffic is the incremental cost to provide the necessary network capacity.

The Company’s net travel and wholesale roaming, including the long distance and 3G data portions of that traffic, increased to a $3.1 million net contribution to operating income in 2006, compared to a $2.7 million net contribution to operating income in the first quarter of 2005. The Company’s travel receivable minutes increased 14.5% to 84.0 million and the travel payable minutes increased by 14.9% to 62.2 million. The increases in travel minutes receivable and payable are primarily the result of an increase in usage of the Company’s network facilities by subscribers based in other markets and growth in subscribers in the Company’s markets using PCS service outside of the Company’s service area.

On a per-subscriber basis, the Company’s average of travel payable minutes decreased to 165 minutes per month in 2006, which represented a decrease of 8 minute per month from the first quarter 2005.

The Company’s average PCS retail customer turnover, or churn rate, was 1.9% in the first quarter of 2006, compared to 2.1% in the first quarter of 2005. In 2006, there was an increase in PCS bad debt expense to 3.9% of PCS service revenues compared to 3.4% in the first quarter of 2005. Although management continues to monitor receivables, collection efforts and new subscriber credit ratings, there is no certainty that the bad debt expense will not continue to increase in the future.

Operating Revenues

In 2006, wireless service revenues from retail customers increased $3.3 million, or 22.5%. As of March 31, 2006, the Company had 129,124 retail PCS subscribers compared to 106,924 subscribers at March 31, 2005. The PCS operation added 6,149 net retail customers in the first quarter of 2006 compared to 4,311 net retail subscribers added in the first quarter of 2005. In addition, net wholesale users increased by 1,072 in 2006 compared to 4,167 added in the first quarter of 2005.

PCS travel and roaming revenues increased $1.0 million, or 16.3% in 2006. The travel and roaming revenue increase resulted from an increase in travel usage. For 2006, the travel rate the Company received from Sprint Nextel was $0.058 per minute, which was the same rate as in 2005. Roaming revenue declined $0.1 million, or 19.4%, due to decreasing roaming rates and a decrease in volume as other carriers continue to expand their networks in the Company’s service area.

PCS equipment revenue increased $0.1 million, or 17.0%. The increase was primarily due to the addition of new PCS subscribers in 2006 and more subscribers upgrading their handsets to access new features provided with the service. The effect of these factors was offset in part by a lower average price received for handset equipment in 2006. During 2006, as a result of adding new subscribers, the Company sold 11,310 handsets compared to 4,209 in the first quarter of 2005. In addition, as a result of warranties and upgrades, the Company sold 8,228 handsets in 2006 compared to 5,358 in the first quarter of 2005.

Cost of goods and services

Cost of PCS goods and services increased $1.7 million, or 16.8% in 2006. PCS travel costs increased $0.8 million, or 22.6%, to $4.3 million. The travel costs increased due to an increase in the Company’s subscribers and an increase in travel minutes used by the Company’s subscribers on the Sprint Nextel or Sprint Nextel affiliate networks not operated by the Company.

Cost of goods and services experienced additional increases due to the cost of the PCS handsets sold to new and existing customers. The cost of end user equipment increased $0.7 million from the first quarter of 2005. During 2006, the Company added 2,719 more gross new PCS subscribers than in the first quarter of 2005.

Selling, general and administrative

Selling, general and administrative costs increased $1.3 million, or 20.3%, compared to the first quarter of 2005. The increase was primarily attributable to an increase in the amount paid to Sprint Nextel for the administration of the customer base of $0.3 million due to an increase in customers, an increase in commissions paid to Radio Shack of $0.4 million, an increase of $0.4 million for commissions paid to other national and local third-party retailers and an increase in bad debt expense of $0.2 million.

Telephone

	Three Months Ended March 31,		Change
(in thousands)	2006	2005	$	%

Segment operating revenues
Service revenue – wireline	$1,717	$1,694	$23	1.4
Access revenue	3,324	3,000	324	10.8
Facilities lease revenue	1,737	1,433	304	21.2
Equipment revenue	5	2	3	150.0
Other revenue	872	810	62	7.7

Total segment operating revenues	7,655	6,939	716	10.3

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	1,815	1,486	329	22.1
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,129	1,378	(249)	(18.1)
Depreciation and amortization	1,205	1,103	102	9.2

Total segment operating expenses	4,149	3,967	182	4.6

Segment operating income	$3,506	$2,972	$534	18.0

Shenandoah Telephone Company provides both regulated and unregulated telephone services and leases fiber optic facilities primarily throughout the northern Shenandoah Valley. The telephone segment’s results were not affected by the restatement discussed in Note 2 to the consolidated financial statements appearing elsewhere in this report.

Although growth in new housing starts in the Company’s local telephone area resulted in a net increase of 240 access lines during 2006, the trend over past periods has been a decline in subscribers, principally due to consumer migration to wireless and DSL services from traditional telephone services. The construction of new homes within Shenandoah County appears to have moderated and even reversed this trend in the short term. Based on industry experience, however, the Company anticipates that the long-term trend toward declining telephone subscriber counts may dominate for the foreseeable future.

Operating Revenues

Total switched minutes of use on the local telephone network increased by 9.6% compared to the first quarter of 2005. The mix of minutes that terminate to wireless carriers compared to total minutes shifted from 49.0% to 50.0%. The increase in minutes was primarily attributable to the increase in wireless traffic transiting the Company’s telephone network.

Access revenue increased $0.3 million, or 10.8%, primarily due to a $0.2 million increase in NECA revenue and a $0.1 million increase in DSL wholesale revenue billed to Shentel Service Company.

Facilities lease revenue increased $0.3 million, or 21.2%, due to additional fiber being leased during the first quarter of 2006 compared to the first quarter of 2005.

Cost of goods and services

Cost of goods and services increased in 2006 by $0.3 million, or 22.1%, due primarily to increases of $0.1 million for both end user equipment and long distance expense.

Selling, general and administrative

Selling, general and administrative costs decreased $0.2 million, or 18.1%, due the growth in the PCS and Converged Services segments and the related increase in allocation of costs to those segments.

Converged Services

	Three Months Ended March 31,		Change
	2006	2005	$	%
(in thousands)

Segment operating revenues
Service revenue – wireline	$2,676	$2,341	$335	14.3
Other revenue	118	18	100	555.6

Total segment operating revenues	2,794	2,359	435	18.4

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	2,099	1,448	651	45.0
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,267	991	276	27.9
Depreciation and amortization	1,049	678	371	54.7

Total segment operating expenses	4,415	3,117	1,298	41.6

Segment operating (loss)	$(1,621)	$(758)	$(863)	(113.9)

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

The number of NTC properties served decreased by four net properties, from the first quarter of 2005, primarily due to the Company’s continued focus on integrating NTC’s operations by evaluating the MDU portfolio and eliminating the smaller unprofitable properties.

Operating Revenues

Service revenues increased $0.3 million, or 14.3%, as a result of the growth in the number of customers served, as compared to the first quarter of 2005. Service revenues consist of voice, video and data services at MDU properties in the southeastern United States.

Other revenues increased $0.1 million, or 555.6%, primarily due to an increase in activation fees.

Cost of goods and services

Cost of goods and services increased in 2006 by $0.7 million, or 45.0%, as a result of the growth in the number of customers served, as compared to the first quarter of 2005. Cost of goods and services reflects the cost of purchasing video and voice services, the network costs to provide Internet services to customers and network maintenance and repair. The Company continues to focus on eliminating redundant processes and integrating the operation to reduce the costs of operation.

Selling, general and administrative

Selling, general and administrative expense increased in 2006 by $0.3 million, or 27.9%, primarily due to a $0.1 million increase in both bad debt and advertising expense.

Depreciation and amortization

Depreciation and amortization expense increased $0.4 million, or 54.7%, compared to the first quarter of 2005, due primarily to a fourth quarter 2005 change in depreciable lives.

Mobile

	Three Months Ended March 31,		Change
	2006	2005	$	%
(in thousands)
		(Restated)
Segment operating revenues
Tower lease revenue-affiliate	$390	$337	$53	15.7
Tower lease revenue-non-affiliate	858	761	97	12.7
Other revenue	36	28	8	28.6

Total segment operating revenues	1,284	1,126	158	14.0

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	399	299	100	33.4
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	178	163	15	9.2
Depreciation and amortization	196	176	20	11.4

Total segment operating expenses	773	638	135	21.2

Segment operating income	$511	$488	$23	4.7

The Mobile company provides tower rental space to affiliated and non-affiliated companies in the Company’s PCS markets and paging services throughout the northern Shenandoah Valley.

The results for the three months ended March 31, 2005 have been restated to reflect the correction of certain errors in the Company’s accounting for operating leases. See Note 2 to the unaudited condensed consolidated financial statements appearing elsewhere in this report for additional information. The effect of these restatements on the Mobile segment’s operating income for the three months ended March 31, 2005 was to decrease tower lease revenue-non-affiliate by $5 thousand, increase cost of goods and services by $40 thousand and decrease segment operating income by $45 thousand.

At March 31, 2006, the Mobile segment had 105 towers and 149 non-affiliate tenants compared to 90 towers and 142 non-affiliate tenants at March 31, 2005.

For the first three months of 2006, the Mobile Company did not have any additional significant changes from the prior period that need to be discussed.

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

Sources and Uses of Cash. The Company generated $10.4 million of net cash from operations in the 2006 three month period, compared to $9.5 million in the 2005 three month period.

Indebtedness. As of March 31, 2006, the Company’s indebtedness totaled $33.6 million, with an annualized overall weighted average interest rate of approximately 7.5%. As of March 31, 2006, the Company was in compliance with the covenants in its credit agreements.

On August 4, 2005, the board of directors of the Rural Telephone Bank (the “RTB”) adopted a number of resolutions for the purpose of dissolving the RTB as of October 1, 2005. The Company held 10,821,770 shares of Class B and Class C RTB Common Stock ($1.00 par value) which was reflected on the Company’s balance sheet at December 31, 2005, at $796,000 under the cost method. During the first quarter of 2006, the Company recognized a gain of approximately $6.4 million, net of tax, related to the dissolution of the RTB and the redemption of the stock. In April 2006, the Company received $11.3 million in proceeds from the RTB.

The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. Capital expenditures budgeted for 2006 total approximately $43.6 million, including approximately $21.3 million for additional PCS base stations, additional towers and switch upgrades to enhance the PCS network. Approximately $5.7 million is budgeted for NTC’s network upgrades and new apartment complex build outs, improvements and replacements, approximately $5.3 million for the telephone operations, approximately $2.4 million for wireless broadband projects, and approximately $8.4 million for technology upgrades and other capital needs. For the 2006 three month period, the Company spent $5.6 million on capital projects.

The Company believes that cash on hand, cash flow from operations, the April 2006 RTB distribution and borrowings expected to be available under the Company’s existing revolving credit facility will provide sufficient cash to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next 12 months. Thereafter, capital expenditures will likely continue to be required to provide increased capacity to meet the Company’s expected growth in demand for its products and services. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for its products and new market developments and opportunities. The Company currently expects that it will fund its future capital expenditures primarily with cash from operations and with borrowings.

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

The Company has had discussions with Sprint Nextel regarding the continuance of their long-term relationship, the impact of the Sprint Nextel merger and potential changes to the management agreement necessary to reflect the merger of Sprint Corporation and Nextel Communications, Inc and the acquisition of Nextel Partners, Inc. by Sprint Nextel. As a result of the Sprint Nextel merger, Sprint Nextel may require the Company to meet additional program requirements, which the Company anticipates would increase capital expenditures and operating expenses. To date, the Company has been unable to arrive at a mutually acceptable agreement with Sprint Nextel concerning such potential changes.

Accordingly the Company is now going to consider other alternatives in discussions with Sprint Nextel including the possible sale of its PCS business. The Company is unable to predict whether or on what terms it would be able to implement a sale of its PCS business, the ultimate resolution of its discussions with Sprint Nextel concerning its relationship, or the impact of any such action on its financial condition or future operating results or prospects.

Employee Stock Options

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”) using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, for equity classified awards, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period. For those tandem awards of stock options and stock appreciation rights (“SARs”) which are liability classified awards, fair value is calculated at the grant date and each subsequent reporting date during both the requisite service period and each subsequent period until settlement.

See Note 5 to the Company’s condensed consolidated financial statements for additional information.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS 123(R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) replaces SFAS No. 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The approach in SFAS 123(R) is similar to the approach described in SFAS No. 123, however, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS 123(R) was effective for the Company beginning January 1, 2006. The Company recorded a cumulative effect of a change in accounting principle of approximately $0.1 million as a result of implementing SFAS 123(R) in the first quarter 2006.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47 “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 was effective for the Company as of December 31, 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s consolidated results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 was effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes. The Company’s interest rate risk involves three components. The first component is outstanding debt with variable rates. As of March 31, 2006, the Company has no variable rate debt outstanding. The Company’s debt has fixed rates through maturity. A 10.0% increase in interest rates would decrease the fair value of the Company’s total debt by approximately $0.8 million, while the estimated fair value of the fixed rate debt was approximately $33.9 million as of March 31, 2006.

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

As of March 31, 2006, the Company has $6.5 million invested in privately held companies directly or through investments with portfolio managers. Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability. The Company’s market risk is limited to the funds previously invested and an additional $0.7 million committed under contracts the Company has signed with portfolio managers.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Executive Vice President and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934. As previously disclosed under “Item 9A. Controls and Procedures” in its 2005 Form 10-K filed on March 21, 2006, the Company identified material weaknesses in its internal control over financial reporting in accounting for leases and also in the calculation of the income tax provision. As further disclosed in that report, and as discussed below, the Company is in the process of remediating the two material weaknesses, but the remediation of these weaknesses has not yet been completed or fully tested. The Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006.

Changes in Internal Control Over Financial Reporting

During the first fiscal quarter of 2006, there were changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting as follows:

To remediate the two material weaknesses in internal control over financial reporting disclosed under “Item 9A. Controls and Procedures” in the 2005 Form 10-K, the Company is implementing and refining review procedures for existing leases and new leases and is establishing review procedures over the selection of appropriate assumptions and factors affecting lease accounting during the quarter covered by this report. With respect to its accounting for income taxes, the Company is continuing to take steps to assure that personnel assigned have the necessary skills, knowledge and resources. Furthermore, the Company is reviewing its policies and procedures to provide adequate supervisory review of the analysis of income tax accounting amounts.

Other Matters Relating to Internal Control Over Financial Reporting

Under the Company’s agreements with Sprint Nextel, Sprint Nextel provides the Company with billing, collections, customer care, certain network operations and other back office services for the PCS operation. As a result, Sprint Nextel remits to the Company approximately 66% of the Company’s total revenues, while approximately 33% of the expenses reflected in the Company’s consolidated financial statements relate to charges by or through Sprint Nextel for expenses such as billing, collections and customer care, roaming expense, long-distance, and travel. Due to this relationship, the Company necessarily relies on Sprint Nextel to provide accurate, timely and sufficient data and information to properly record the Company’s revenues, expenses and accounts receivable, which underlie a substantial portion of the Company’s periodic financial statements and other financial disclosures.

Information provided by Sprint Nextel includes reports regarding the subscriber accounts receivable in the Company’s markets. Sprint Nextel provides the Company with monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level. The Company reviews these various reports to identify discrepancies or errors. Under the Company’s agreements with Sprint Nextel, the Company is entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 8% of revenue retained by Sprint Nextel. Because of the Company’s reliance on Sprint Nextel for financial information, the Company must depend on Sprint Nextel to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint Nextel’s other Sprint PCS affiliate network partners. To address this issue, Sprint Nextel engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70 (“SAS 70 reports”). The report is provided to the Company on semi-annual basis and covers a six-month period. The most recent report covers the period from April 1, 2005 to September 30, 2005. The most recent report indicated there were no material issues which would adversely affect the information used to support the recording of the revenues and expenses provided by Sprint Nextel related to the Company’s relationship with them.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company had no material legal proceedings as of the date of this report.

ITEM 1A.	Risk Factors

As previously discussed, our actual results could differ materially from our forward looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. These and many other factors described in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 could adversely affect our operations, performance and financial condition.

Sprint Nextel. On August 12, 2005, Sprint Corporation and Nextel Communications, Inc. merged to form Sprint Nextel Corporation. Nextel and its affiliate Nextel Partners, Inc. are providers of digital wireless communications services in the Company’s PCS service area.

The Company’s PCS subsidiary is one of a number of companies we refer to as the “Sprint PCS Affiliates,” which had entered into substantially similar management and affiliation agreements with Sprint Communications Company, L.P. The agreements, including Shentel’s, were with several Sprint entities. In connection with the merger, a number of the Sprint PCS Affiliates filed suit against Sprint Nextel alleging that the merger would result in a breach of the exclusivity provisions of their agreements with Sprint Nextel. A number of these legal proceedings are pending. In addition, since the Sprint Nextel merger was announced, Sprint Nextel has acquired several of the Sprint PCS Affiliates.

Prior to the Sprint Nextel merger, the Company and Sprint Nextel entered into a forbearance agreement which sets forth Sprint Nextel’s agreement to observe specified limitations in operating Nextel’s wireless business in the Company’s PCS service area. The agreement also sets forth the Company’s agreement not to initiate litigation or seek certain injunctive or equitable relief under certain circumstances, in each case during the period in which the agreement remains in effect. Unless extended, the forbearance agreement is currently set to expire on the earlier of July 14, 2006 and the date any decision after trial is rendered by the Court of Chancery of the State of Delaware.

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

The Company has had discussions with Sprint Nextel regarding the continuance of their long-term relationship, the impact of the Sprint Nextel merger and potential changes to the management agreement necessary to reflect the merger of Sprint Corporation and Nextel Communications, Inc. and the acquisition of Nextel Partners, Inc. by Sprint Nextel. As a result of the Sprint Nextel merger, Sprint Nextel may require the Company to meet additional program requirements, which the Company anticipates would increase capital expenditures and operating expenses. To date, the Company has been unable to arrive at a mutually acceptable agreement with Sprint Nextel concerning such potential changes. Accordingly, the Company is now going to consider other alternatives in discussions with Sprint Nextel including the possible sale of its PCS business. The Company is unable to predict whether or on what terms it would be able to implement a sale of its PCS business, the ultimate resolution of its discussions with Sprint Nextel concerning its relationship, or the impact of any such action on its financial condition or future operating results or prospects.

Access Charges. The Company’s access revenue may be adversely impacted by legislative or regulatory actions, or technology developments, that decrease access rates or exempt certain traffic from paying for access to the Company’s regulated telephone network. The Federal Communications Commission is currently reviewing the issue of access charges as well as an overhaul of intercarrier compensation. An unfavorable change may have an adverse effect on the Company’s telephone operations.

Telephone Competition. There has been a trend for incumbent local exchange carriers to see a decrease in access lines due to the effect of wireless and wireline competition and the elimination of second lines dedicated to dial-up Internet as customers migrate to broadband connections. Although the Company has not seen a material reduction in its number of access lines to date, and reported a slight increase during the 2006 three month period, the dominating nationwide trend has been a decline in the number of access lines. There is a significant risk that a downward trend could have a material adverse effect on the Company’s telephone operations in the future.

Fiber Facilities. The Company’s revenue from fiber leases may be adversely impacted by price competition for these facilities. The Company monitors each of its fiber lease customers to minimize the risk related to this business.

Cable Franchising. The Company operates the cable television system in Shenandoah County, Virginia. The Company has seen increased competition from satellite providers that are larger and have cost advantages over the Company in the procurement of programming. The continued success of the satellite television providers may have an adverse impact on the Company’s cable television results.

In 2006, the State of Virginia adopted legislation to make it easier for companies to obtain local franchises to provide cable television service. In addition, Congress is currently considering legislation which would either eliminate the requirement for a local cable television franchise or substantially reduce the cost of obtaining or competing with a local franchise. Any such change, while making it easier for the Company to expand its NTC and cable television business, may also result in increased competition for such businesses.

Net Neutrality. Although the broadband Internet services industry has largely remained unregulated, there has been legislative and regulatory interest in adopting so-called “net neutrality” principles that could, among other things, prohibit service providers from slowing or blocking access to certain content, applications, or services available on the Internet and otherwise limit their ability to manage their networks efficiently and develop new products and services. The FCC last year adopted a non-binding policy statement expressing its view that consumers are entitled to access lawful Internet content and to run applications and use services of their choice, subject to the needs of law enforcement. If some form of net neutrality legislation or regulations were adopted, it could impair the Company’s ability to effectively manage its broadband network and explore enhanced service options for customers.

ITEM 6.	Exhibits

(a) The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

99.1	Amendment No. 3 to the Sprint/Shenandoah Forbearance Agreement.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY
(Registrant)

/s/ EARLE A. MACKENZIE

Earle A. MacKenzie, Executive Vice President and Chief Financial Officer
Date: May 9, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.