Form 10-Q
period 2006-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2006-08-08
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the registrant’s common stock outstanding on July 31, 2006 was 7,721,262.

SHENANDOAH TELECOMMUNICATIONS COMPANY
INDEX

		Page Numbers
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets June 30, 2006 and December 31, 2005	3-4

	Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2006 and 2005	5

	Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Six Months Ended June 30, 2006 and the Year Ended December 31, 2005	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	7-8

	Notes to Unaudited Condensed Consolidated Financial Statements	9-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29-30

Item 4.	Controls and Procedures	31-32

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	33-34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 6.	Exhibits	35

	Signatures	36

	Exhibit Index	37

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	June 30, 2006	December 31, 2005

Current Assets
Cash and cash equivalents	$16,367	$2,572
Accounts receivable, net	9,694	11,864
Income taxes receivable	—	795
Materials and supplies	2,347	2,702
Prepaid expenses and other	2,367	2,336
Deferred income taxes	438	532

Total current assets	31,213	20,801

Investments	6,979	7,365

Property, Plant and Equipment
Plant in service	259,464	248,321
Plant under construction	6,471	9,061

	265,935	257,382
Less accumulated amortization and depreciation	107,528	95,144

Net property, plant and equipment	158,407	162,238

Other Assets
Intangible assets, net	3,104	3,346
Cost in excess of net assets of businesses acquired	10,103	10,103
Deferred charges and other assets, net	1,887	1,068

Net other assets	15,094	14,517

Total assets	$211,693	$204,921

See accompanying notes to unaudited condensed consolidated financial statements.

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	June 30, 2006	December 31, 2005

Current Liabilities
Current maturities of long-term debt	$4,605	$4,526
Accounts payable	6,047	6,928
Advanced billings and customer deposits	4,208	4,247
Accrued compensation	2,916	3,294
Income taxes payable	668	—
Accrued liabilities and other	2,606	3,746

Total current liabilities	21,050	22,741

Long-term debt, less current maturities	27,891	31,392

Other Long-Term Liabilities
Deferred income taxes	23,436	24,599
Pension and other	2,828	2,359
Deferred lease payable	2,422	2,230

Total other liabilities	28,686	29,188

Commitments and Contingencies

Shareholders’ Equity

Common stock	9,268	8,128
Retained earnings	124,902	113,576
Accumulated other comprehensive (loss)	(104)	(104)

Total shareholders’ equity	134,066	121,600

Total liabilities and shareholders’ equity	$211,693	$204,921

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(Restated)		(Restated)

Operating revenues	$41,426	$35,457	$81,226	$69,852

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	17,563	14,955	34,447	29,213
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	11,977	10,539	24,204	20,749
Depreciation and amortization	7,114	5,492	13,653	10,914

Total operating expenses	36,654	30,986	72,304	60,876

Operating income	4,772	4,471	8,922	8,976

Other income (expense):
Interest expense, net	(610)	(770)	(1,258)	(1,624)
Gain (loss) on investments, net	211	(14)	10,728	(278)
Non-operating income, net	309	224	432	532

Income before income taxes and cumulative effect of a change in accounting	4,682	3,911	18,824	7,606

Income tax expense	1,899	1,457	7,421	2,811

Income before cumulative effect of a change in accounting	2,783	2,454	11,403	4,795

Cumulative effect of a change in accounting, net of income taxes	—	—	(77)	—

Net income	$2,783	$2,454	$11,326	$4,795

Income (loss) per share:
Basic net income (loss) per share:
Income before cumulative effect of a change in accounting	$0.36	$0.32	$1.48	$0.63
Cumulative effect of a change in accounting, net of income taxes	—	—	(0.01)	—

	$0.36	$0.32	$1.47	$0.63

Weighted average shares outstanding, basic	7,709	7,650	7,702	7,644

Diluted net income (loss) per share:
Income before cumulative effect of a change in accounting	$0.36	$0.32	$1.47	$0.62
Cumulative effect of a change in accounting, net of income taxes	—	—	(0.01)	—

	$0.36	$0.32	$1.46	$0.62

Weighted average shares, diluted	7,770	7,695	7,767	7,687

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total

Balance, December 31, 2004, as restated	7,630	$6,319	$106,373	$65	$112,757
Comprehensive income:
Net income	—	—	10,735	—	10,735
SERP additional minimum pension liability	—	—	—	(104)	(104)
Net unrealized change in securities available-for-sale, net of tax of $(40)	—	—	—	(65)	(65)

Total comprehensive income					10,566

Dividends declared ($0.46 per share)	—	—	(3,532)	—	(3,532)
Stock-based compensation	—	347	—	—	347
Common stock issued through exercise of incentive stock options	57	1,169	—	—	1,169
Excess tax benefit from stock options exercised	—	293	—	—	293

Balance, December 31, 2005	7,687	$8,128	$113,576	$(104)	$121,600
Comprehensive income:
Net income	—	—	11,326	—	11,326

Total comprehensive income					11,326

Stock-based compensation	—	418	—	—	418
Common stock issued through exercise of incentive stock options	28	567	—	—	567
Excess tax benefit from stock options exercised	—	155	—	—	155

Balance, June 30, 2006	7,715	$9,268	$124,902	$(104)	$134,066

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2006	2005

	(Restated)
Cash Flows from Operating Activities from Continuing Operations
Net income	$11,326	$4,795
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Cumulative effect of change in accounting principle	77	—
Depreciation	13,379	10,692
Amortization	274	222
Stock based compensation expense	418	80
Deferred income taxes	(1,070)	(2,110)
Loss on disposal of assets	504	89
Net gain on disposal of investments	(10,542)	(142)
Net (income) loss from patronage and equity investments	(220)	274
Other	(427)	(484)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	2,170	(868)
Materials and supplies	355	(88)
Increase (decrease) in:
Accounts payable	(880)	(36)
Deferred lease payable	191	179
Other prepaids, deferrals and accruals	143	3,219

Net cash provided by operating activities from continuing operations	$15,698	$15,822

Cash Flows From Investing Activities
Purchase and construction of plant and equipment, net of retirements	$(10,267)	$(12,078)
Purchase of investment securities	(300)	(262)
Proceeds from investment activities	11,447	66
Proceeds from sale of equipment	71	30

Net cash provided by (used in) investing activities from continuing operations	$951	$(12,244)

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2006	2005

	(Restated)
Cash Flows From Financing Activities
Principal payments on long-term debt	$(2,243)	$(2,169)
Net payments on lines of credit	(1,178)	(12,000)
Proceeds from exercise of incentive stock options	567	469

Net cash used in financing activities from continuing operations	$(2,854)	$(13,700)

Net cash provided by (used in) continuing operations	$13,795	$(10,122)
Net cash provided by operating activities from discontinued operations (as revised) (1)	—	5,000

Net increase (decrease) in cash and cash equivalents	$13,795	$(5,122)

Cash and cash equivalents:
Beginning	2,572	14,172

Ending	$16,367	$9,050

Supplemental Disclosures of Cash Flow Information
Cash payments for:

Interest paid	$1,270	$1,654

Income taxes	$6,819	$1,878

(1)	See Note 3 for further discussion on the revised disclosure of discontinued operations.

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

The impact of these restatements to the Company’s statement of income for the three and six months ended June 30, 2005, was a decrease to net income of $58 thousand and $112 thousand, respectively. The impact associated with correcting the Company’s accounting for operating leases was an increase to lease expense of $92 thousand and $179 thousand, respectively, reflected in “Cost of goods and services” and a reduction in lease income of $7 thousand and $12 thousand, respectively, reflected in “Operating revenues.” The adjustments do not affect historical net cash flows from operating, investing or financing activities, future cash flows or the timing of payments under related leases.

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

The reclassification and restatement adjustments to amounts previously presented in the consolidated statements of income are summarized below (in thousands except per share data):

	Three Months Ended June 30, 2005

	Reported	Reclassifications	Restatement Adjustments	Restated

Operating revenues	$35,464	$—	$(7)	$35,457
Cost of goods and services	5,674	9,189	92	14,955
Network operating costs	10,209	(10,209)	—	—
Selling, general and administrative	9,430	1,109	—	10,539
Depreciation and amortization	5,492	—	—	5,492
Operating income	4,659	(89)	(99)	4,471
Income tax provision	1,497	—	(40)	1,457
Net income	$2,512	$—	$(58)	$2,454
Net income per share, basic	$0.33	$—	$(0.01)	$0.32
Net income per share, diluted	$0.33	$—	$(0.01)	$0.32

	Six Months Ended June 30, 2005

	Reported	Reclassifications	Restatement Adjustments	Restated

Operating revenues	$69,864	$—	$(12)	$69,852
Cost of goods and services	11,152	17,882	179	29,213
Network operating costs	19,931	(19,931)	—	—
Selling, general and administrative	18,591	2,158	—	20,749
Depreciation and amortization	10,914	—	—	10,914
Operating income	9,276	(109)	(191)	8,976
Income tax provision	2,889	—	(78)	2,811
Net income	$4,907	$—	$(112)	$4,795
Net income per share, basic	$0.64	$—	$(0.01)	$0.63
Net income per share, diluted	$0.64	$—	$(0.02)	$0.62

3. Certain amounts reported in the prior period financial statements have been reclassified to conform to the current period presentation, with no effect on net income or shareholders’ equity, including the following reclassifications and changes in presentation:

•

The Company combined the income statement line items “network operating costs” and “cost of goods and services.” Cost of goods and services consists primarily of the cost of equipment sold, cost of long distance service resold, cost of video, phone and network services, cost of PCS travel and roaming services and cost of operating and maintaining the various networks. To conform to the current period presentation, for the three and six months ended June 30, 2005, the Company reclassified $10.2 million and $19.9 million in network operating costs to cost of goods and services.

•

During the current period, the Company recorded commission expense to selling, general and administrative expense. During 2005, a portion of these costs were recorded to cost of goods and services. To conform to the current period presentation, for the three and six months ended June 30, 2005, the Company reclassified $1.1 million and $2.2 million in commission expense to selling, general and administrative expense.

•

During 2005, the Company recorded gains and losses on the sale of equipment in the income statement line item “Cost of goods and services.” To conform to the current period presentation, for the three and six months ended June 30, 2005, the Company reclassified $89 thousand and $109 thousand from “Non-operating income, net” to “Cost of goods and services.”

•

The Company has separately disclosed the operating portion of the cash flows attributable to its discontinued operations, which for the six months ended June 30, 2005, was not separately disclosed. During the six months ended June 30, 2005, there were no cash flows from investing or financing activities for discontinued operations. In 2006, there were no cash flows attributable to discontinued operations.

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

The following table presents the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Plan prior to the adoption. Disclosures for the three and six months ended June 30, 2006 are not presented because stock-based payments were accounted for under SFAS 123(R)’s fair-value method during this period.

(in thousands, except per share amounts)	Three Months Ended June 30, 2005 (Restated)	Six Months Ended June 30, 2005 (Restated)

Net Income
As reported	$2,454	$4,795
Add: Recorded stock-based compensation expense included in reported net income, net of related income tax effects
Deduct: Pro forma compensation expense, net of related income tax effects	18	41

Pro forma	$2,436	$4,754

Earnings per share, basic and diluted
As reported, basic	$0.32	$0.63
As reported, diluted	0.32	0.62
Pro forma, basic	0.32	0.62
Pro forma, diluted	$0.32	$0.62

The Company maintains a shareholder-approved Company Stock Incentive Plan approved in 1996 (the “1996 Plan”), providing for the grant of incentive compensation to essentially all employees in the form of stock options. The 1996 Plan authorized grants of options to purchase up to 480,000 shares of common stock over a ten-year period beginning in 1996. The term of the 1996 Plan expired in February of 2006. During 2005, a new Company Stock Incentive Plan was approved, the “2005 Plan,” under which 480,000 shares may be issued over a ten-year period beginning in 2005. The option price for all grants has been at the current market price at the time of the grant. Grants have generally provided that one-half of the options vest and become exercisable on each of the first and second anniversaries of the grant date, with the options expiring on the fifth anniversary of the grant date. In the year ended December 31, 2003, the Company also issued a grant pursuant to which the options are vested over a five-year period beginning on the third anniversary of the grant date. The participant may exercise 20% of the total grant after each anniversary date from the third through the seventh year, with the options expiring on the tenth anniversary of the grant date. In the years ended December 31, 2005 and 2004, the Company also made grants pursuant to which the options are vested over a four-year period beginning on the third anniversary of the grant date. The participants may exercise 25% of the total grant after each anniversary date from the third through the sixth year, with the options expiring on the seventh anniversary of the grant date. The Company did not grant any options during the first six months of 2006.

The impact of initially applying SFAS 123(R) is recognized as of the effective date using the modified prospective method. Under the modified prospective method the Company recognized stock-based compensation expense from January 1, 2006, as if the fair value based accounting method had been used to account for all outstanding unvested employee awards granted in prior years. Results of prior periods have not been restated. The effect of recording stock-based compensation for the three and six month period ended June 30, 2006 was as follows:

(in thousands, except per share amounts)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Stock-based compensation expense	$30	$346	$599	$504
Cumulative effect of change in accounting	—	125	—	—

Total stock compensation expense	30	471	599	504

Tax effect on stock-based compensation expense	12	183	234	197

Net effect on net income	$18	$288	$365	$307

Effect on net income per share:
Basic and diluted	$—	$(0.04)	$(0.05)	$(0.04)

For the three and six month period ended June 30, 2005, stock-based compensation expense was recorded under APB Opinion No. 25.

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those awards expected to vest. For outstanding options previously classified as a liability and which continue to be classified as a liability under SFAS 123(R), the Company recognized the effect of initially re-measuring the liability from its intrinsic value to its fair value as a cumulative effect of a change in accounting principle. The cumulative effect of initially adopting SFAS 123(R) was $77 thousand, net of the tax effect. During the three and six months ended June 30, 2006, the total cash received as a result of employee stock option exercises was $0.3 million and $0.6 million, respectively, and the actual tax benefit realized for the tax deductions was $0.1 million and $0.2 million, respectively.

The fair value of each option grant is estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Expected term (in years)	2.46	3.50	2.68	3.50
Volatility	40.17%	45.73%	41.74%	45.73%
Risk free rate	5.14%	4.30%	4.98%	4.30%
Expected dividends	0.98%	1.42%	1.00%	1.42%

For the three and six months ended June 30, 2006, the assumptions were used to calculate the fair value of the options classified as a liability. The fair value of options classified as a liability is calculated at the grant date and each subsequent reporting date until the options are settled.

Volatility is based on the historical volatility of the price of the Company’s stock over the expected term of the options. The expected term represents the period of time that the options granted are expected to be outstanding. The risk free rate is based on the U.S. Treasury yield curve, in effect at the date the fair value of the options is calculated, with an equivalent term.

The following table summarizes option activity for the first six months of 2006:

	Options	Weighted Average Grant Price Per Option

Outstanding December 31, 2005	240,863	$24.73

Granted	—	—
Cancelled	(3,302)	28.96
Exercised	(16,394)	18.47

Outstanding March 31, 2006	221,167	25.13

Granted	—	—
Cancelled	(20,560)	24.88
Exercised	(13,717)	23.85

Outstanding June 30, 2006	186,890	25.26

The following table summarizes information about stock options outstanding at June 30, 2006:

	Exercise Prices	Options Outstanding	Option Life Remaining	Options Exercisable

2002	$ 17.59	18,071	.75 years	18,071
2003	$17.98-22.01	45,840	1.75 to 7 years	29,840
2004	$23.00-26.46	56,228	2.75 to 5.50 years	41,228
2005	$30.29-40.53	66,751	3.75 to 6.25 years	23,376

There were options for 112,515 shares exercisable at June 30, 2006 at a weighted average exercise price of $22.77 per share, an aggregate intrinsic value of $2.4 million and a weighted-average remaining contractual life of 2.4 years. There were options for 186,890 shares outstanding at June 30, 2006 at a weighted average exercise price of $25.26 per share, an aggregate intrinsic value of $3.5 million and a weighted-average remaining contractual life of 3.5 years. The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s average closing stock price of $43.83 during the six months ended June 30, 2006.

The total fair value of options vested during the three and six months ended June 30, 2006 was $46 thousand and $1.0 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $0.3 million and $0.7 million, respectively. The options-based liabilities paid during the three and six months ended June 30, 2006 was $36 thousand and $43 thousand, respectively.

As of June 30, 2006, the total compensation cost related to nonvested options not yet recognized is $0.4 million which will be recognized over a weighted-average period of 2.6 years.

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

The results for the three and six months ended June 30, 2005 have been restated to reflect the correction of certain errors in the Company’s accounting for operating leases. See Note 2 for additional discussion.

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

Selected financial data for each segment is as follows:

Three Months Ended June 30, 2006

(in thousands)

	PCS	Telephone	Converged Services (NTC)	Mobile	Holding	Other	Eliminations	Consolidated Totals

External revenues
Service revenues	$18,262	$1,641	$2,531	$—	$—	$2,837	$—	$25,271
Access charges	—	2,786	—	—	—	—	—	2,786
Travel/roaming revenue	8,054	—	—	—	—	—	—	8,054
Facilities and tower lease	—	1,018	—	874	—	463	—	2,355
Equipment	1,053	9	—	—	—	213	—	1,275
Other	474	780	124	33	—	274	—	1,685

Total external revenues	27,843	6,234	2,655	907	—	3,787	—	41,426
Internal revenues	—	1,397	—	417	—	633	(2,447)	—

Total operating revenues	27,843	7,631	2,655	1,324	—	4,420	(2,447)	41,426

Operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	12,622	1,796	2,140	390	4	2,759	(2,148)	17,563
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,605	1,288	1,342	162	506	1,373	(299)	11,977
Depreciation and amortization	3,557	1,219	1,598	210	17	513	—	7,114

Total operating expenses	23,784	4,303	5,080	762	527	4,645	(2,447)	36,654

Operating income (loss)	4,059	3,328	(2,425)	562	(527)	(225)	—	4,772

Non-operating income (expense)	106	261	3	—	1,142	11	(1,003)	520
Interest expense	(447)	(63)	(260)	(91)	(599)	(153)	1,003	(610)
Income taxes	(1,520)	(1,339)	1,027	(188)	(20)	141	—	(1,899)

Net income (loss)	$2,198	$2,187	$(1,655)	$283	$(4)	$(226)	$—	$2,783

Three Months Ended June 30, 2005 (Restated)

(in thousands)

	PCS	Telephone	Converged Services (NTC)	Mobile	Holding	Other	Eliminations	Consolidated Totals

External revenues
Service revenues	$15,265	$1,627	$2,252	$—	$—	$2,676	$—	$21,820
Access charges	—	2,661	—	—	—	—	—	2,661
Travel/roaming revenue	6,642	—	—	—	—	—	—	6,642
Facilities and tower lease	—	1,003	—	784	—	324	—	2,111
Equipment	780	5	—	—	—	109	—	894
Other	311	679	15	44	—	280	—	1,329

Total external revenues	22,998	5,975	2,267	828	—	3,389	—	35,457
Internal revenues	—	1,003	—	344	—	596	(1,943)	—

Total operating revenues	22,998	6,978	2,267	1,172	—	3,985	(1,943)	35,457

Operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	10,946	1,690	1,522	328	6	2,093	(1,630)	14,955
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	6,837	1,326	1,084	149	388	1,068	(313)	10,539
Depreciation and amortization	3,069	1,101	679	175	15	453	—	5,492

Total operating expenses	20,852	4,117	3,285	652	409	3,614	(1,943)	30,986

Operating income (loss)	2,146	2,861	(1,018)	520	(409)	371	—	4,471

Non-operating income (expense)	—	53	6	33	935	7	(824)	210
Interest expense	(420)	(72)	(214)	(64)	(697)	(127)	824	(770)
Income taxes	(642)	(1,051)	459	(191)	63	(95)	—	(1,457)

Net income (loss)	$1,084	$1,791	$(767)	$298	$(108)	$156	$—	$2,454

Six Months Ended June 30, 2006

(in thousands)

	PCS	Telephone	Converged Services (NTC)	Mobile	Holding	Other	Eliminations	Consolidated Totals

External revenues
Service revenues	$36,125	$3,273	$5,207	$—	$—	$5,600	$—	$50,205
Access charges	—	5,704	—	—	—	—	—	5,704
Travel/roaming revenue	15,114	—	—	—	—	—	—	15,114
Facilities and tower lease	—	1,979	—	1,732	—	975	—	4,686
Equipment	2,035	14	—	—	—	311	—	2,360
Other	734	1,535	242	68	—	578	—	3,157

Total external revenues	54,008	12,505	5,449	1,800	—	7,464	—	81,226
Internal revenues	—	2,781	—	808	—	1,292	(4,881)	—

Total operating revenues	54,008	15,286	5,449	2,608	—	8,756	(4,881)	81,226

Operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	24,731	3,612	4,239	805	4	5,344	(4,288)	34,447
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	15,589	2,416	2,610	323	1,166	2,693	(593)	24,204
Depreciation and amortization	7,053	2,425	2,648	407	34	1,086	—	13,653

Total operating expenses	47,373	8,453	9,497	1,535	1,204	9,123	(4,881)	72,304

Operating income (loss)	6,635	6,833	(4,048)	1,073	(1,204)	(367)	—	8,922

Non-operating income (expense)	134	10,820	15	11	2,060	19	(1,899)	11,160
Interest expense	(886)	(128)	(486)	(160)	(1,217)	(280)	1,899	(1,258)
Income taxes	(2,419)	(6,689)	1,713	(370)	121	223	—	(7,421)

Cumulative effect of change in accounting, net of tax	(11)	(27)	(21)	(1)	(2)	(15)	—	(77)

Net income (loss)	$3,453	$10,809	$(2,827)	$553	$(242)	$(420)	$—	$11,326

Six Months Ended June 30, 2005 (Restated)

(in thousands)

	PCS	Telephone	Converged Services (NTC)	Mobile	Holding	Other	Eliminations	Consolidated Totals

External revenues
Service revenues	$29,845	$3,232	$4,593	$—	$—	$5,279	$—	$42,949
Access charges	—	5,367	—	—	—	—	—	5,367
Travel/roaming revenue	12,713	—	—	—	—	—	—	12,713
Facilities and tower lease	—	1,977	—	1,545	—	624	—	4,146
Equipment	1,620	6	—	—	—	257	—	1,883
Other	604	1,417	33	73	—	667	—	2,794

Total external revenues	44,782	11,999	4,626	1,618	—	6,827	—	69,852
Internal revenues	—	1,919	—	680	—	1,177	(3,776)	—

Total operating revenues	44,782	13,918	4,626	2,298	—	8,004	(3,776)	69,852

Operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	21,316	3,176	2,970	628	13	4,264	(3,154)	29,213
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	13,472	2,702	2,075	311	641	2,170	(622)	20,749
Depreciation and amortization	6,060	2,204	1,357	351	31	911	—	10,914

Total operating expenses	40,848	8,082	6,402	1,290	685	7,345	(3,776)	60,876

Operating income (loss)	3,934	5,836	(1,776)	1,008	(685)	659	—	8,976

Non-operating income (expense)	—	89	6	66	1,716	18	(1,641)	254
Interest expense	(826)	(147)	(460)	(123)	(1,464)	(245)	1,641	(1,624)
Income taxes	(1,151)	(2,134)	834	(371)	174	(163)	—	(2,811)

Net income (loss)	$1,957	$3,644	$(1,396)	$580	$(259)	$269	$—	$4,795

The Company’s assets by segment are as follows:

In thousands (unaudited)	June 30, 2006	December 31, 2005	June 30, 2005

			(Restated)
PCS	$84,484	$81,796	$68,149
Telephone	70,807	59,873	59,523
Converged Services	22,809	27,107	21,665
Mobile	15,174	20,039	18,127
Holding	145,419	143,308	143,874
Other	22,585	23,154	19,321

Combined totals	361,278	355,277	330,659
Inter-segment eliminations	(149,585)	(150,356)	(129,532)

Consolidated totals	$211,693	$204,921	$201,127

8. Comprehensive income includes net income along with net unrealized gains and losses on the Company’s available-for-sale investments, net of the related income tax effect. The following is a summary of comprehensive income for the periods indicated:

In thousands (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

		(Restated)		(Restated)
Net income	$2,783	$2,454	$11,326	$4,795
Net unrealized loss	—	(5)	—	(24)

Comprehensive income	$2,783	$2,449	$11,326	$4,771

9. The following table presents pension cost for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,

In thousands (unaudited)	2006	2005	2006	2005

Net periodic benefit cost recognized:
Service cost	$311	$223	$622	$446
Interest cost	251	211	502	422
Expected return	(234)	(198)	(468)	(396)
Amortization of unrecognized loss	42	23	84	46
Amortization of unrecognized prior service cost	20	17	40	34

Total	$390	$276	$780	$552

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

11.     On August 12, 2005, Sprint Corporation and Nextel Communications, Inc. merged to form Sprint Nextel Corporation. Nextel and its affiliate Nextel Partners, Inc. are providers of digital wireless communications services in the Company’s PCS service area. Certain transactions resulting from, or potential effects of, the Sprint Nextel merger discussed below could adversely affect our PCS business as well as our overall results of operations.

The Company’s PCS subsidiary is one of a number of companies we refer to as the “Sprint PCS Affiliates,” which had entered into substantially similar management and affiliation agreements with Sprint Communications Company L.P. The agreements, including the agreement with Shentel, were with several Sprint entities. In connection with the Sprint Nextel merger, a number of the Sprint PCS Affiliates filed suit against Sprint Nextel alleging that the merger would result in a breach of the exclusivity provisions of their agreements with Sprint Nextel. A number of these legal proceedings are pending. In addition, since the Sprint Nextel merger was announced, Sprint Nextel has acquired several of the Sprint PCS Affiliates.

Prior to the Sprint Nextel merger, the Company and Sprint Nextel entered into a forbearance agreement setting forth Sprint Nextel’s agreement to observe specified limitations in operating Nextel’s wireless business in the Company’s PCS service area. The agreement also set forth the Company’s agreement not to initiate litigation or seek certain injunctive or equitable relief against Sprint Nextel under certain circumstances, in each case during the period in which the agreement remains in effect. The agreement provided that the statute of limitations on any claims that Shentel might have against Sprint Nextel would be tolled while the agreement remained in effect. Nextel Partners was added to a July 19, 2006 amendment to the forbearance agreement between the Company and Sprint Nextel. The forbearance agreement automatically expired on August 4, 2006 in accordance with its terms upon the Court of Chancery of the State of Delaware’s issuance of a decision with respect to the pending litigation by some Sprint PCS Affiliates against Sprint Nextel. The Company is reviewing the court’s decision and considering the implications, if any, for the Company.

The Company believes that a significant portion of its PCS service area overlaps the service area operated by Nextel Partners under the Nextel brand. On June 26, 2006, Sprint Nextel acquired Nextel Partners. As long as Nextel Partners continues to be operated by Sprint Nextel as a separate business using the Nextel platform, the Company’s ability to fully realize any of the benefits from the merger of Sprint and Nextel may be limited. Further, the continued operation by Sprint Nextel of Nextel Partners as a competing network could have a negative impact on the Company’s results of operations.

The Company has had discussions with Sprint Nextel regarding the continuation of their long-term relationship, the impact of the Sprint Nextel merger, and potential changes to the management agreement necessary to reflect the merger of Sprint and Nextel Communications and the acquisition of Nextel Partners by Sprint Nextel. As a result of the Sprint Nextel merger, Sprint Nextel may require the Company to meet additional program requirements, which the Company anticipates would significantly increase capital expenditures and operating expenses. To date, the Company has been unable to arrive at a mutually acceptable agreement with Sprint Nextel concerning such potential changes. Accordingly, the Company is currently considering other alternatives in its ongoing discussions with Sprint Nextel, including the possible sale of its PCS business to Sprint Nextel. The Company is unable to predict whether or on what terms it would be able to implement a sale of its PCS business, or the ultimate resolution of its discussions with Sprint Nextel concerning its relationship with Sprint Nextel, or the impact of any such sale or other action on its financial condition or future operating results or prospects.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements. All statements regarding Shenandoah Telecommunications Company’s expected future financial position and operating results, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements. We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct. The Company’s actual results could be materially different from its expectations because of various factors, including those discussed below and elsewhere in this quarterly report and under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005. The following management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005, including the financial statements and related notes included therein.

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

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries. These subsidiaries provide local exchange telephone services and wireless personal communications services (as a Sprint PCS affiliate of Sprint Nextel), as well as cable television, video, Internet and data services, long distance, sale of telecommunications equipment, fiber optics facilities, paging and leased tower facilities. The Company has the following six reporting segments, which it operates and manages as strategic business units organized geographically and by lines of business:

•	wireless personal communications services, or PCS, as a Sprint PCS Affiliate, through Shenandoah Personal Communications Company;

•	telephone, which involves the provision of regulated and non-regulated telephone services, through Shenandoah Telephone Company;

•	converged services, which involves the provision of data, video, voice and long-distance services, through Shentel Converged Services, Inc. and NTC Communications, LLC;

•	mobile, which involves the provision of tower leases and paging services, through Shenandoah Mobile Company;

•	holding, which involves the provision of investments and management services to its subsidiaries, through Shenandoah Telecommunications Company; and

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

On May 10, 2006, Shenandoah Telecommunications Company through its subsidiary, Shenandoah Mobile Company, filed an application to participate in FCC Spectrum Auction #66 for Advanced Wireless Services (“AWS”). The AWS spectrum, located in the 1710-1755 and 2110-2155 MHz bands in the mid-atlantic and southeastern United States, is designated for fixed and mobile terrestrial wireless applications using bandwidth that is sufficient for the provision of a variety of applications including those using voice and data content.

On July 7, 2006, the application was approved and on July 17, 2006, a refundable upfront payment of $4.7 million was submitted on behalf of Shenandoah Mobile Company. The auction is scheduled to begin on August 9, 2006.

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

The Company’s method of accounting for operating leases did not comply with the requirements of SFAS No. 13, “Accounting for Leases” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Historically, the Company has not assumed the exercise of available renewal options in accounting for operating leases. The Company has operating leases, primarily for cell sites owned by third parties, land leases for towers owned by the Company and leases with third parties for space on the Company’s towers that have escalating rentals during the initial lease term and during succeeding optional renewal periods. In light of the Company’s investment in each site, including acquisition costs and leasehold improvements, the Company determined that the exercise of certain renewal options was reasonably assured at the inception of the leases. Accordingly, the Company has corrected its accounting to recognize rent expense on a straight-line basis over the initial lease term and renewal periods that are reasonably assured. Where the Company is the lessor, it will recognize revenue on a straight-line basis over the current term of the lease.

See Note 2 to the Company’s unaudited condensed consolidated financial statements appearing elsewhere in this report for additional information.

The following management’s discussion and analysis, for the three and six months ended June 30, 2005, reflects the effects of the restatements.

Additional Information About the Company’s Business

The following table shows selected operating statistics of the Company for the most recent five quarters.

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2006	2006	2005	2005	2005

Telephone Access Lines	24,935	24,988	24,740	24,811	24,877
Cable Television Subscribers	8,555	8,629	8,684	8,677	8,627
Dial-up Internet Subscribers	11,512	12,069	12,514	13,273	14,052
DSL Subscribers	5,373	5,089	4,748	4,062	3,427
Retail PCS Subscribers	134,559	129,124	122,975	116,460	112,090
Wholesale PCS Users (1)	40,013	39,798	38,726	33,848	32,733
Long Distance Subscribers	10,458	10,431	10,418	10,318	10,258
Fiber Route Miles	618	616	616	579	576
Total Fiber Miles	33,444	33,367	33,201	29,734	29,566
Long Distance Calls (000) (2)	7,003	6,745	6,686	6,808	6,808
Total Switched Access Minutes (000)	76,019	74,361	75,209	74,515	70,419
Originating Switched Access Minutes (000)	22,484	22,541	21,807	20,627	19,570
Employees (full time equivalents) (3)	382	391	387	375	408
CDMA Base Stations (sites)	328	325	311	301	288
Towers (100 foot and over)	97	94	85	82	81
Towers (under 100 foot)	13	13	13	13	11
PCS Market POPS (000) (4)	2,242	2,236	2,236	2,199	2,199
PCS Covered POPS (000) (4)	1,728	1,704	1,704	1,658	1,649
PCS Ave. Monthly Retail Churn % (5)	1.9%	1.9%	1.9%	2.1%	1.9%
Converged Services (NTC) Properties Served (6)	106	108	109	108	111
Converged Services (NTC) Bulk Accounts (7)	41	40	41	41	36
Converged Services (NTC) Retail Accounts (8)	8,477	9,937	10,009	10,945	9,708
Converged Services (NTC) Video Service Users (9)	7,374	8,415	8,461	8,424	6,621
Converged Services (NTC) Telephone Service Users (9)	8,797	9,766	9,914	9,843	9,074
Converged Services (NTC) Network/Internet Users (9)	18,719	22,783	22,901	22,433	18,029

(1) –	Wholesale PCS Users are private label subscribers with numbers homed in the Company’s wireless network service area.

(2) –	Originated by customers of the Company’s Telephone subsidiary.

(3) –	The June 30, 2005 employee count includes 44 interns.

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

Results of Continuing Operations

Three and Six Months Ended June 30, 2006 Compared with the Three and Six Months Ended June 30, 2005

Consolidated Results

The results for the three and six months ended June 30, 2005, have been restated to reflect the correction of certain errors in the Company’s accounting for operating leases. See Note 2 to the unaudited condensed consolidated financial statements appearing elsewhere in this report for additional information.

The Company’s consolidated results for the second quarter and the first six months of 2006 and 2005 are summarized as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2006	2005	$	%	2006	2005	$	%

		(Restated)				(Restated)
Operating revenues	$41,426	$35,457	$5,969	16.8	$81,226	$69,852	$11,374	16.3
Operating expenses	36,654	30,986	5,668	18.3	72,304	60,876	11,428	18.8
Operating income	4,772	4,471	301	6.7	8,922	8,976	(54)	(0.6)
Other income (expense)	(90)	(560)	470	83.9	9,902	(1,370)	11,272	822.8
Net income	$2,783	$2,454	$329	13.4	$11,326	$4,795	$6,531	136.2

Operating revenues

For the three and six months ended June 30, 2006, operating revenue increased $6.0 million, or 16.8%, and $11.4 million, or 16.3%, respectively, compared to the same periods in 2005. The increase was primarily due to the growth in the Company’s PCS segment. For the three and six months ended June 30, 2006, PCS operating revenues increased $4.8 million, or 21.1%, and $9.2 million, or 20.6%, respectively, Telephone operating revenues increased $0.7 million, or 9.4%, and $1.4 million, or 9.8%, respectively, and Converged Services operating revenues increased $0.4 million, or 17.1%, and $0.8 million, or 17.8%, respectively.

Operating expenses

For the three and six months ended June 30, 2006, operating expenses increased $5.7 million, or 18.3%, and $11.4 million, or 18.8%, respectively, compared to the same periods in 2005. The increase was primarily due to the increases in the Company’s PCS and Converged Services segments. For the three and six months ended June 30, 2006, PCS operating expenses increased $2.9 million, or 14.1%, and $6.5 million, or 16.0%, respectively, and Converged Services operating expenses increased $1.8 million, or 54.6%, and $3.1 million, or 48.3%, respectively.

Other income (expense)

For the three and six months ended June 30, 2006, other income increased $0.5 million, or 83.9%, and $11.3 million, or 822.8%, respectively The increase was primarily due to the Company recognizing a first quarter 2006 gain of approximately $10.5 million related to the dissolution of the RTB, and the redemption of the stock.

Net Income

For the three and six months ended June 30, 2006, net income increased $0.3 million, or 13.4%, and $6.5 million, or 136.2%, respectively, primarily due to the Company recognizing a first quarter 2006 gain of approximately $6.4 million, net of tax, related to the dissolution of the RTB, and the redemption of the stock.

Segment Results

The restatement discussed in Note 2 to the unaudited condensed consolidated financial statements appearing elsewhere in this report, is reflected in those segments affected by the restatement, which are the PCS segment and the Mobile segment. The other segments, Telephone, Converged Services, Holding and other were not affected by the restatement.

PCS

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2006	2005	$	%	2006	2005	$	%

		(Restated)				(Restated)
Segment operating revenues
Wireless service revenue	$18,262	$15,265	$2,997	19.6	$36,125	$29,845	$6,280	21.0
Travel and roaming revenue	8,054	6,642	1,412	21.3	15,114	12,713	2,401	18.9
Equipment revenue	1,053	780	273	35.0	2,035	1,620	415	25.6
Other revenue	474	311	163	52.4	734	604	130	21.5

Total segment operating revenues	27,843	22,998	4,845	21.1	54,008	44,782	9,226	20.6

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	12,622	10,946	1,676	15.3	24,731	21,316	3,415	16.0
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,605	6,837	768	11.2	15,589	13,472	2,117	15.7
Depreciation and amortization	3,557	3,069	488	15.9	7,053	6,060	993	16.4

Total segment operating expenses	23,784	20,852	2,932	14.1	47,373	40,848	6,525	16.0

Segment operating income	$4,059	$2,146	$1,913	89.1	$6,635	$3,934	$2,701	68.7

The results for the three and six months ended June 30, 2005 have been restated to reflect the correction of certain errors in the Company’s accounting for operating leases. See Note 2 to the unaudited condensed consolidated financial statements appearing elsewhere in this report for additional information. The effect of these restatements on the PCS segment’s operating income for the three and six months ended June 30, 2005, was to increase the cost of goods and services and decrease segment operating income by $48 thousand and $95 thousand, respectively.

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

The Company had 328 PCS base stations in service at June 30, 2006, compared to 288 base stations in service at June 30, 2005. The increase in base stations was the result of supplementing network capacity and further extending coverage along more heavily traveled secondary roads in the Company’s market areas.

Through Sprint Nextel, the Company receives revenue from wholesale resellers of wireless PCS service. These resellers pay a flat rate per minute of use for all traffic their subscribers generate on the Company’s network. The Company’s cost to handle this traffic is the incremental cost to provide the necessary network capacity.

For the three and six months ended June 30, 2006, the Company’s net travel and roaming revenues, including the long distance and 3G data portions of that traffic, increased to a $3.2 million and $6.3 million, respectively, net contribution to operating income, compared to a $2.9 million and $5.6 million, respectively, net contribution to operating income in the comparable periods of 2005. The Company’s travel receivable minutes for the three and six months ended June 30, 2006 increased 12.5% to 93.7 million and 13.4% to 177.6 million, respectively, and the travel payable minutes increased by 10.7% to 66.9 million and 13.0% to 129.0 million, respectively, compared to the same periods in 2005. The increases in travel minutes receivable and payable are primarily the result of an increase in usage of the Company’s network facilities by subscribers based in other markets and growth in subscribers in the Company’s markets using PCS service outside of the Company’s service area.

For the three and six months ended June 30, 2006, on a per-subscriber basis, the Company’s average of travel payable minutes decreased to 169 minutes per month and 167 minutes per month, respectively, which represented a decrease of 15 minutes per month and 5 minutes per month from the same periods in 2005.

The Company’s average PCS retail customer turnover, or churn rate, was 1.9% in both the second quarter of 2006 and the second quarter of 2005. For the three and six months ended June 30, 2006, there was an increase in PCS bad debt expense to 3.2% and 3.5%, respectively, of PCS service revenues compared to 3.0% and 3.2%, respectively, in the same periods in 2005. Although management continues to monitor receivables, collection efforts and new subscriber credit ratings, there is no certainty that the bad debt expense will not continue to increase in the future.

Operating revenues

For the three and six months ended June 30, 2006, wireless service revenues from retail customers increased $3.0 million, or 19.6%, and $6.3 million, or 21.0%, respectively. As of June 30, 2006, the Company had 134,599 retail PCS subscribers compared to 112,090 subscribers at June 30, 2005. The PCS operation added 5,435 net retail customers in the second quarter of 2006 compared to 5,166 net retail subscribers added in the second quarter of 2005. In addition, net wholesale users increased by 215 during the second quarter of 2006 compared to 1,229 added in the second quarter of 2005.

For the three and six months ended June 30, 2006, PCS travel and roaming revenues increased $1.4 million, or 21.3%, and $2.4 million, or 18.9%, respectively. The travel and roaming revenue increase resulted from an increase in travel usage by Sprint Nextel and other Sprint PCS affiliates on the Company’s network. For the second quarter of 2006, the travel rate the Company received from Sprint Nextel was $0.058 per minute, which was the same rate as in the second quarter of 2005. For the three and six months ended June 30, 2006, roaming revenue declined $40 thousand, or 8.0%, and $0.1 million, or 13.7%, respectively, due to decreasing roaming rates and a decrease in volume as other carriers continue to expand their networks in the Company’s service area.

For the three and six months ended June 30, 2006, PCS equipment revenues increased $0.3 million, or 35.0%, and $0.4 million, or 25.6%, respectively. The increase was primarily due to the addition of new PCS subscribers in the second quarter of 2006 and more subscribers upgrading their handsets to access new features provided with the service. The effect of these factors was offset in part by a lower average price received for handset equipment during the second quarter of 2006.

Cost of goods and services

For the three and six months ended June 30, 2006, cost of PCS goods and services increased $1.7 million, or 15.3%, and $3.4 million, or 16.0%, respectively. For the three and six months ended June 30, 2006, PCS travel costs increased $1.1 million, or 27.3%, to $5.3 million and $1.9 million, or 24.1%, to $10.0 million, respectively. The travel costs increased due to an increase in travel minutes used by the Company’s subscribers on the Sprint Nextel or Sprint PCS Affiliate networks not operated by the Company.

For the three and six months ended June 30, 2006, cost of goods and services experienced additional increases, for rent expense of $0.2 million and $0.4 million, respectively, network costs of $0.4 million and $0.6 million, respectively and PCS long distance costs of $0.1 million and $0.2 million, respectively.

Selling, general and administrative

For the three and six months ended June 30, 2006, selling, general and administrative costs increased $0.8 million, or 11.2%, and $2.1 million, or 15.7%, respectively. The increase was primarily attributable to an increase in the amount paid to Sprint Nextel for the administration of the customer base of $0.4 million and $0.7 million, respectively, due to an increase in customers, an increase in commissions paid to Radio Shack Corporation of $0.2 million and $0.6 million, respectively, an increase of $0.3 million and $0.7 million, respectively, for commissions paid to other national and local third-party retailers and an increase in bad debt expense of $0.1 million and $0.3 million, respectively. These increases were offset by a decrease in allocated shared services costs of $0.1 million and $0.4 million, respectively.

Telephone

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2006	2005	$	%	2006	2005	$	%

Segment operating revenues
Service revenue – wireline	$1,723	$1,716	$7	0.4	$3,440	$3,411	$29	0.9
Access revenue	3,223	3,021	202	6.7	6,547	6,021	526	8.7
Facilities lease revenue	1,775	1,485	290	19.5	3,512	2,918	594	20.4
Equipment revenue	9	5	4	80.0	14	6	8	133.3
Other revenue	901	751	150	20.0	1,773	1,562	211	13.5

Total segment operating revenues	7,631	6,978	653	9.4	15,286	13,918	1,368	9.8

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	1,796	1,690	106	6.3	3,612	3,176	436	13.7
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,288	1,326	(38)	(2.9)	2,416	2,702	(286)	(10.6)
Depreciation and amortization	1,219	1,101	118	10.7	2,425	2,204	221	10.0

Total segment operating expenses	4,303	4,117	186	4.50	8,453	8,082	371	4.6

Segment operating income	$3,328	$2,861	$467	16.3	$6,833	$5,836	$997	17.1

Shenandoah Telephone Company provides both regulated and unregulated telephone services and leases fiber optic facilities throughout the northern Shenandoah Valley and northern Virginia. The telephone segment’s results were not affected by the restatement discussed in Note 2 to the consolidated financial statements appearing elsewhere in this report.

During the second quarter of 2006, the Company’s telephone access line count declined by 53 access lines. Although growth in new housing starts in the Company’s local telephone area resulted in a net increase of 195 access lines during the first six months of 2006, the trend over past periods has been a decline in subscribers, principally due to consumer migration to wireless and DSL services from traditional telephone services. The construction of new homes within Shenandoah County appears to have moderated. Based on industry experience, however, the Company anticipates that the long-term trend toward declining telephone subscriber counts may dominate for the foreseeable future.

Operating Revenues

For the three and six months ended June 30, 2006, total switched minutes of use on the local telephone network increased by 8.0% and 8.8%, respectively, compared to 2005. The mix of minutes that terminate to wireless carriers compared to total minutes shifted from 51.1% and 50.1% for the three and six months ended June 30, 2005, respectively, to 51.7% and 50.9% for the three and six months ended June 30, 2006, respectively. The increase in minutes was primarily attributable to the increase in wireless traffic transiting the Company’s telephone network.

For the three and six months ended June 30, 2006, access revenues increased $0.2 million, or 6.7%, and $0.5 million, or 8.7%, respectively, primarily due to a $0.2 million and $0.4 million, respectively, increase in revenue administered by the National Exchange Carrier Association (NECA) and a $0.1 million and $0.2 million, respectively, increase in DSL wholesale revenue billed to Shentel Service Company.

For the three and six months ended June 30, 2006, facilities lease revenue increased $0.3 million, or 19.5%, and $0.6 million, or 20.4%, respectively, due to additional fiber capacity being leased during the first six months of 2006 compared to the first six months of 2005.

Cost of goods and services

For the three and six months ended June 30, 2006, cost of goods and services increased $0.1 million, or 6.3%, and $0.4 million, or 13.7%, respectively, primarily due to increases in network maintenance and repair expenses.

Converged Services

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2006	2005	$	%	2006	2005	$	%

Segment operating revenues
Service revenue – wireline	$2,531	$2,252	$279	12.4	$5,207	$4,593	$614	13.4
Other revenue	124	15	109	726.7	242	33	209	633.3

Total segment operating revenues	2,655	2,267	388	17.1	5,449	4,626	823	17.8

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	2,140	1,522	618	40.6	4,239	2,970	1,269	42.7
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,342	1,084	258	23.8	2,610	2,075	535	25.8
Depreciation and amortization	1,598	679	919	135.3	2,648	1,357	1,291	95.1

Total segment operating expenses	5,080	3,285	1,795	54.6	9,497	6,402	3,095	48.3

Segment operating (loss)	$(2,425)	$(1,018)	$(1,407)	(138.2)	$(4,048)	$(1,776)	$(2,272)	(127.9)

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

The number of NTC properties served decreased by 5 net properties, from the second quarter of 2005, due to the Company’s continued focus on integrating NTC’s operations by evaluating the MDU portfolio and eliminating the smaller unprofitable properties.

Operating Revenues

For the three and six months ended June 30, 2006, service revenues increased $0.3 million, or 12.4%, and $0.6 million, or 13.4%, respectively, as a result of the growth in the number of customers served, as compared to the same periods in 2005. Service revenues consist of voice, video and data services at MDU properties in the southeastern United States.

For the three and six months ended June 30, 2006 other revenues increased $0.1 million, or 726.7%, and $0.2 million, or 633.3%, respectively, primarily due to an increase in activation fees.

Cost of goods and services

For the three and six months ended June 30, 2006, cost of goods and services increased $0.6 million, or 40.6%, and $1.3 million, or 42.7%, respectively, due to a loss on asset disposals of $0.2 million, for both the three and six months ended June 30, 2006, with the remaining increase primarily the result of network upgrades, maintenance and repairs. Cost of goods and services reflects the cost of purchasing video and voice services, the network costs to provide Internet services to customers and network maintenance and repair. The Company continues to focus on eliminating redundant processes and integrating the operation to reduce the costs of operation.

Selling, general and administrative

For the three and six months ended June 30, 2006, selling, general and administrative expense increased $0.3 million, or 23.8%, and $0.5 million, or 25.8%, respectively, primarily due to a $0.2 million and $0.4 million, respectively, increase in customer service expense and a $0.1 million and $0.2 million, respectively, increase in advertising expense.

Depreciation and amortization

For the three and six months ended June 30, 2006, depreciation and amortization expense increased $0.9 million, or 135.3%, and $1.3 million, or 95.1%, respectively, compared to the same periods in 2005, due primarily to a fourth quarter 2005 change in depreciable lives and, during the second quarter of 2006, the Company recorded $0.6 million in depreciation expense for four MDU’s that notified the Company that they did not intend to renew their contracts for service.

Mobile

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2006	2005	$	%	2006	2005	$	%

	(Restated)				(Restated)
Segment operating revenues
Tower lease revenue-affiliate	$416	$344	$72	20.9	$806	$680	$126	18.5
Tower lease revenue-non-affiliate	874	784	90	11.5	1,732	1,545	187	12.1
Other revenue	34	44	(10)	(22.7)	70	73	(3)	4.1

Total segment operating revenues	1,324	1,172	152	13.0	2,608	2,298	310	13.5

Segment operating expenses
Cost of goods and services, exclusive of depreciation And amortization shown separately below	390	328	62	18.9	805	628	177	28.2
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	162	149	13	8.7	323	311	12	3.9
Depreciation and amortization	210	175	35	20.0	407	351	56	16.0

Total segment operating expenses	762	652	110	16.9	1,535	1,290	245	19.0

Segment operating income	$562	$520	$42	8.1	$1,073	$1,008	$65	6.4

The Mobile company provides tower rental space to affiliated and non-affiliated companies in the Company’s PCS markets and paging services throughout the northern Shenandoah Valley.

The results for the three and six months ended June 30, 2005 have been restated to reflect the correction of certain errors in the Company’s accounting for operating leases. See Note 2 to the unaudited condensed consolidated financial statements appearing elsewhere in this report for additional information. The effect of these restatements on the Mobile segment’s operating income, for the three and six months ended June 30, 2005, was to decrease tower lease revenue-non-affiliate by $7 thousand and $12 thousand, respectively, increase cost of goods and services by $44 thousand and $84 thousand, respectively, and decrease segment operating income by $51 thousand and $96 thousand, respectively.

At June 30, 2006, the Mobile segment had 108 towers and 152 non-affiliate tenants compared to 90 towers and 142 non-affiliate tenants at June 30, 2005.

For the three and six months ended June 30, 2006, the Mobile Company did not have any additional significant changes from the prior period that need to be discussed.

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

Sources and Uses of Cash. The Company generated $15.7 million of net cash from operations in the six months ended June 30, 2006 compared to $15.8 million in the comparable period of 2005.

Indebtedness. As of June 30, 2006, the Company’s indebtedness totaled $32.5 million, with an annualized overall weighted average interest rate of approximately 7.3%. As of June 30, 2006, the Company was in compliance with the covenants in its credit agreements.

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

Off-Balance Sheet Transactions. The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. During the second quarter of 2006, the Company revised its capital expenditures budgeted for 2006 from a total of $43.6 million to approximately $20 million. The 2006 revised budget includes approximately $4.6 million for additional PCS base stations, additional towers and switch upgrades to enhance the PCS network. Approximately $5.3 million is budgeted for NTC’s network upgrades and new apartment complex build outs, improvements and replacements, approximately $3.6 million for the telephone operations and approximately $6.5 million for technology upgrades and other capital needs. For the 2006 six month period, the Company has spent, or has committed to spend, $12.1 million on capital projects.

The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Company’s existing revolving credit facility will provide sufficient cash to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next 12 months. Thereafter, capital expenditures will likely continue to be required to provide increased capacity to meet the Company’s expected growth in demand for its products and services. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for its products and new market developments and opportunities. The Company currently expects that it will fund its future capital expenditures primarily with cash from operations and with borrowings.

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

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the enterprise’s financial statements in accordance with FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provisions of FIN 48 and we expect to adopt FIN 48 on January 1, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes. The Company’s interest rate risk involves three components. The first component is outstanding debt with variable rates. As of June 30, 2006, the Company has no variable rate debt outstanding. The Company’s debt has fixed rates through maturity. A 10.0% increase in interest rates would decrease the fair value of the Company’s total debt by approximately $0.8 million, while the estimated fair value of the fixed rate debt was approximately $33.6 million as of June 30, 2006.

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

As of June 30, 2006, the Company has $7.0 million invested in privately held companies directly or through investments with portfolio managers. Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability. The Company’s market risk is limited to the funds previously invested and an additional $0.4 million committed under contracts the Company has signed with portfolio managers.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s President and Chief Executive Officer, who is its principal executive officer, and the Company’s Executive Vice President and Chief Financial Officer, who is its principal financial officer, conducted an evaluation of the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2006. As previously disclosed under “Item 9A. Controls and Procedures” in the Company’s Form 10-K for its fiscal year ended December 31, 2005, the Company identified material weaknesses in its internal control over financial reporting in accounting for leases and in the calculation of the income tax provision. As further disclosed in that report, and as discussed below, the Company is remediating the two material weaknesses, but the remediation of these weaknesses had not been completed or fully tested as of June 30, 2006. As a result of such material weaknesses, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2006.

Changes in Internal Control Over Financial Reporting

During the second fiscal quarter of 2006, there were changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting as follows:

To remediate the two material weaknesses in internal control over financial reporting disclosed under “Item 9A. Controls and Procedures” in the Company’s Form 10-K for its fiscal year ended December 31, 2005, the Company is continuing to implement and refine review procedures for existing leases and new leases and is establishing review procedures over the selection of appropriate assumptions and factors affecting lease accounting during the quarter covered by this report. With respect to its accounting for income taxes, the Company is continuing to take steps to ensure that the personnel assigned to such accounting responsibilities have the necessary skills, knowledge and resources. Furthermore, the Company is reviewing its policies and procedures to provide adequate supervisory review of the analysis of income tax accounting amounts.

Other Matters Relating to Internal Control Over Financial Reporting

Under the Company’s agreements with Sprint Nextel, Sprint Nextel provides the Company with billing, collections, customer care, certain network operations and other back office services for the PCS operation. As a result, Sprint Nextel remitted to the Company approximately 67% of the Company’s total operating revenues for the three months ended June 30, 2006, while approximately 32% of the total operating expenses reflected in the Company’s consolidated financial statements for such period relate to charges by or through Sprint Nextel for expenses such as billing, collections and customer care, roaming expense, long-distance, and travel. Due to this relationship, the Company necessarily relies on Sprint Nextel to provide accurate, timely and sufficient data and information to properly record the Company’s revenues, expenses and accounts receivable, which underlie a substantial portion of the Company’s periodic financial statements and other financial disclosures.

Information provided by Sprint Nextel includes reports regarding the subscriber accounts receivable in the Company’s markets. Sprint Nextel provides the Company with monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level. The Company reviews these various reports to identify discrepancies or errors. Under the Company’s agreements with Sprint Nextel, the Company is entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 8% of revenue retained by Sprint Nextel. Because of the Company’s reliance on Sprint Nextel for financial information, the Company must depend on Sprint Nextel to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint Nextel’s other Sprint PCS affiliate network partners. To address this issue, Sprint Nextel engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70 (“SAS 70 reports”). Historically, the report was provided to the Company on a semi-annual basis and covered a six-month period. The most recent report covers the period from April 1, 2005 to September 30, 2005. The most recent report indicated there were no material issues that would adversely affect the information used to support the recording of the revenues and expenses provided by Sprint Nextel related to the Company’s relationship with Sprint Nextel. Sprint Nextel has informed the Company that it will not furnish the Company with a semi-annual SAS 70 report for the six-month period from October 1, 2005 through March 31, 2006, but instead will provide a SAS 70 report and review for the nine-month period ending September 30, 2006. Management is monitoring information provided by Sprint Nextel for anomalies and unexpected variances that are not explained by PCS business metrics.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors

References in this Item 1A to “we,” “us” and “our” are to Shenandoah Telecommunications Company and its consolidated subsidiaries.

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

The continued operation of Nextel Partners by Sprint Nextel as a competing network to the Company could have a negative impact on our results of operations and may limit our ability to fully realize any benefits of the merger of Sprint and Nextel.

On August 12, 2005, Sprint Corporation and Nextel Communications, Inc. merged to form Sprint Nextel Corporation. Nextel and its affiliate Nextel Partners, Inc. are providers of digital wireless communications services in our PCS service area. Certain transactions resulting from, or potential effects of, the Sprint Nextel merger discussed below could adversely affect our PCS business as well as our overall results of operations.

Our PCS subsidiary is one of a number of companies we refer to as the “Sprint PCS Affiliates,” which had entered into substantially similar management and affiliation agreements with Sprint Communications Company L.P. The agreements, including the agreement with Shentel, were with several Sprint entities. In connection with the Sprint Nextel merger, a number of the Sprint PCS Affiliates filed suit against Sprint Nextel alleging that the merger would result in a breach of the exclusivity provisions of their agreements with Sprint Nextel. A number of these legal proceedings are pending. In addition, since the Sprint Nextel merger was announced, Sprint Nextel has acquired several of the Sprint PCS Affiliates.

Prior to the Sprint Nextel merger, we and Sprint Nextel entered into a forbearance agreement setting forth Sprint Nextel’s agreement to observe specified limitations in operating Nextel’s wireless business in the our PCS service area. The agreement also set forth the Company’s agreement not to initiate litigation or seek certain injunctive or equitable relief against Sprint Nextel under certain circumstances, in each case during the period in which the agreement remains in effect. The agreement provided that the statute of limitations on any claims that Shentel might have against Sprint Nextel would be tolled while the agreement remained in effect. Nextel Partners was added to a July 19, 2006 amendment to our forbearance agreement with Sprint Nextel. The forbearance agreement automatically expired on August 4, 2006 in accordance with its terms upon the Court of Chancery of the State of Delaware’s issuance of a decision with respect to the pending litigation by some Sprint PCS Affiliates against Sprint Nextel. We are reviewing the court’s decision and considering the implications, if any, for us.

We believe that a significant portion of our PCS service area overlaps the service area operated by Nextel Partners under the Nextel brand. On June 26, 2006, Sprint Nextel acquired Nextel Partners. As long as Nextel Partners continues to be operated by Sprint Nextel as a separate business using the Nextel platform, our ability to fully realize any of the benefits from the merger of Sprint and Nextel may be limited. Further, the continued operation by Sprint Nextel of Nextel Partners as a competing network could have a negative impact on our results of operations.

We have had discussions with Sprint Nextel regarding the continuation of our long-term relationship, the impact of the Sprint Nextel merger, and potential changes to the management agreement necessary to reflect the merger of Sprint and Nextel Communications and the acquisition of Nextel Partners by Sprint Nextel. As a result of the Sprint Nextel merger, Sprint Nextel may require us to meet additional program requirements, which we anticipate would significantly increase capital expenditures and operating expenses. To date, we have been unable to arrive at a mutually acceptable agreement with Sprint Nextel concerning such potential changes. Accordingly, we are currently considering other alternatives in our ongoing discussions with Sprint Nextel, including the possible sale of our PCS business to Sprint Nextel. We are unable to predict whether or on what terms we would be able to implement a sale of our PCS business, or the ultimate resolution of our discussions with Sprint Nextel concerning our relationship with Sprint Nextel, or the impact of any such sale or other action on our financial condition or future operating results or prospects.

Our access revenue may be adversely impacted by legislative or regulatory actions, or technology developments, that decrease access rates or exempt certain traffic from paying for access to our regulated telephone network.

The Federal Communications Commission is currently reviewing the issue of access charges as well as an overhaul of intercarrier compensation. An unfavorable change may have an adverse effect on the Company’s telephone operations.

Telephone Competition. There has been a trend for incumbent local exchange carriers to see a decrease in access lines due to the effect of wireless and wireline competition and the elimination of second lines dedicated to dial-up Internet as customers migrate to broadband connections. Although the Company has not seen a material reduction in its number of access lines to date, and reported a slight increase during the 2006 six month period, the dominating nationwide trend has been a decline in the number of access lines. There is a significant risk that a downward trend could have a material adverse effect on the Company’s telephone operations in the future.

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

ITEM 4.	Submissions of Matters to a Vote of Security Holders

(a)	The Company held its 2006 annual meeting of shareholders on May 2, 2006.

(b)

The following sets forth information regarding the election of Directors at the 2006 annual meeting. There were 7,701,552 shares of common stock outstanding as of the record date for, and entitled to vote at, the 2006 annual meeting, of which 5,605,126 shares were present in person or by proxy, and constituted a quorum.

The shareholders approved a proposal to elect each of the three nominees to the board of directors for a three-year term, which will expire at the annual meeting of shareholders in 2009. The tabulation of votes on this proposal is as follows:

NOMINEE	FOR

Noel M. Borden	5,484,730
Ken L. Burch	5,514,904
Richard L. Koontz, Jr.	5,426,713

ITEM 6.	Exhibits

(a)	The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.26	Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed on May 3, 2006).

10.27	2006 Management Compensatory Plans and Arrangements (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed on April 21, 2006).

10.28	Amendment No. 4 to the Sprint/Shenandoah Forbearance Agreement.

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY
(Registrant)

/s/EARLE A. MACKENZIE

Earle A. MacKenzie, Executive Vice President and Chief Financial Officer
Date: August 8, 2006

EXHIBIT INDEX

Exhibit No.

10.26	Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed on May 3, 2006).

10.27	2006 Management Compensatory Plans and Arrangements (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed on April 21, 2006).

10.28	Amendment No. 4 to the Sprint/Shenandoah Forbearance Agreement.

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.