Form 10-Q
period 2006-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2006-11-07
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the registrant’s common stock outstanding on October 31, 2006 was 7,740,810.

SHENANDOAH TELECOMMUNICATIONS COMPANY
INDEX

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	September 30, 2006	December 31, 2005

Current Assets
Cash and cash equivalents	$15,073	$2,572
Accounts receivable, net	11,522	11,864
Income taxes receivable	—	795
Materials and supplies	2,772	2,702
Prepaid expenses and other	1,966	2,336
Deferred income taxes	482	532

Total current assets	31,815	20,801

Investments	6,950	7,365

Property, Plant and Equipment
Plant in service	263,472	248,321
Plant under construction	6,939	9,061

	270,411	257,382
Less accumulated amortization and depreciation	112,873	95,144

Net property, plant and equipment	157,538	162,238

Other Assets
Intangible assets, net	2,983	3,346
Cost in excess of net assets of businesses acquired	10,103	10,103
Deferred charges and other assets, net	1,307	1,068

Net other assets	14,393	14,517

Total assets	$210,696	$204,921

See accompanying notes to unaudited condensed consolidated financial statements.

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	September 30, 2006	December 31, 2005

Current Liabilities
Current maturities of long-term debt	$4,075	$4,526
Accounts payable	5,991	6,928
Advanced billings and customer deposits	4,818	4,247
Accrued compensation	1,731	3,294
Income taxes payable	316	—
Accrued liabilities and other	3,084	3,746

Total current liabilities	20,015	22,741

Long-term debt, less current maturities	22,947	31,392

Other Long-Term Liabilities
Deferred income taxes	23,495	24,599
Pension and other	3,155	2,359
Deferred lease payable	2,461	2,230

Total other liabilities	29,111	29,188

Commitments and Contingencies

Shareholders’ Equity

Common stock	10,441	8,128
Retained earnings	128,286	113,576
Accumulated other comprehensive (loss)	(104)	(104)

Total shareholders’ equity	138,623	121,600

Total liabilities and shareholders’ equity	$210,696	$204,921

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

		(Restated)		(Restated)

Operating revenues	$42,594	$37,314	$123,820	$107,166

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	18,253	15,446	52,691	44,657
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	11,801	10,858	36,012	31,609
Depreciation and amortization	6,613	5,354	20,266	16,269

Total operating expenses	36,667	31,658	108,969	92,535

Operating income	5,927	5,656	14,851	14,631

Other income (expense):
Interest expense, net	(599)	(777)	(1,857)	(2,400)
Gain (loss) on investments, net	(48)	55	10,681	(224)
Non-operating income, net	227	211	659	744

Income before income taxes and cumulative effect of a change in accounting	5,507	5,145	24,334	12,751

Income tax expense	2,126	2,044	9,547	4,856

Income before cumulative effect of a change in accounting	3,381	3,101	14,787	7,895

Cumulative effect of a change in accounting, net of income taxes	—	—	(77)	—

Net income	$3,381	$3,101	$14,710	$7,895

Income (loss) per share:
Basic net income (loss) per share:
Income before cumulative effect of a change in accounting	$0.44	$0.40	$1.92	$1.03
Cumulative effect of a change in accounting, net of income taxes	—	—	(0.01)	—

	$0.44	$0.40	$1.91	$1.03

Weighted average shares outstanding, basic	7,722	7,666	7,702	7,652

Diluted net income (loss) per share:
Income before cumulative effect of a change in accounting	$0.43	$0.40	$1.90	$1.02
Cumulative effect of a change in accounting, net of income taxes	—	—	(0.01)	—

	$0.43	$0.40	$1.89	$1.02

Weighted average shares, diluted	7,778	7,810	7,764	7,728

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2004, as restated	7,630	$6,319	$106,373	$65	$112,757
Comprehensive income:
Net income	—	—	10,735	—	10,735
SERP additional minimum pension liability	—	—	—	(104)	(104)
Net unrealized change in securities available-for-sale, net of tax of $(40)	—	—	—	(65)	(65)

Total comprehensive income					10,566

Dividends declared ($0.46 per share)	—	—	(3,532)	—	(3,532)
Stock-based compensation	—	347	—	—	347
Common stock issued through exercise of incentive stock options	57	1,169	—	—	1,169
Excess tax benefit from stock options exercised	—	293	—	—	293

Balance, December 31, 2005	7,687	$8,128	$113,576	$(104)	$121,600
Comprehensive income:
Net income	—	—	14,710	—	14,710

Total comprehensive income					14,710

Stock-based compensation	—	232	—	—	232
Conversion of liability classified awards to equity classified awards	—	1,013	—	—	1,013
Common stock issued through exercise of incentive stock options	41	868	—	—	868
Excess tax benefit from stock options exercised	—	200	—	—	200

Balance, September 30, 2006	7,728	$10,441	$128,286	$(104)	$138,623

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2006	2005

		(Restated)
Cash Flows from Operating Activities from Continuing Operations
Net income	$14,710	$7,895
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Cumulative effect of change in accounting principle	77	—
Depreciation	19,870	15,928
Amortization	395	341
Stock-based compensation expense	469	811
Deferred income taxes	(1,054)	(1,707)
Loss on disposal of assets	1,063	258
Net gain on disposal of investments	(10,542)	(74)
Net (income) loss from patronage and equity investments	(208)	84
Other	(55)	(824)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	342	(359)
Materials and supplies	(70)	(599)
Increase (decrease) in:
Accounts payable	(937)	2,018
Deferred lease payable	231	269
Other prepaids, deferrals and accruals	915	3,982

Net cash provided by operating activities from continuing operations	$25,206	$28,023

Cash Flows From Investing Activities
Purchase and construction of plant and equipment, net of retirements	$(16,165)	$(20,535)
Purchase of investment securities	(300)	(156)
Proceeds from investment activities	11,464	133
Proceeds from sale of equipment	323	94

Net cash used in investing activities from continuing operations	$(4,678)	$(20,464)

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2006	2005

		(Restated)
Cash Flows From Financing Activities
Principal payments on long-term debt	$(7,717)	$(3,267)
Net payments on lines of credit	(1,178)	(12,000)
Proceeds from exercise of incentive stock options	868	701

Net cash used in financing activities from continuing operations	$(8,027)	$(14,566)

Net cash provided by (used in) continuing operations	$12,501	$(7,007)
Net cash provided by operating activities from discontinued operations (as revised) (1)	—	5,000

Net increase (decrease) in cash and cash equivalents	$12,501	$(2,007)

Cash and cash equivalents:
Beginning	2,572	14,172

Ending	$15,073	$12,165

Supplemental Disclosures of Cash Flow Information
Cash payments for:

Interest paid	$1,877	$2,388

Income taxes	$9,278	$3,798

(1)	See Note 3 for further discussion on the revised disclosure of discontinued operations.

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

The impact of these restatements to the Company’s statement of income for the three and nine months ended September 30, 2005, was a decrease to net income of $57 thousand and $171 thousand, respectively. The impact associated with correcting the Company’s accounting for operating leases was an increase to lease expense of $90 thousand and $269 thousand, respectively, reflected in “Cost of goods and services” and a reduction in lease income of $6 thousand and $18 thousand, respectively, reflected in “Operating revenues.” The adjustments do not affect historical net cash flows from operating, investing or financing activities, future cash flows or the timing of payments under related leases.

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

The reclassification and restatement adjustments to amounts previously presented in the consolidated statements of income are summarized below (in thousands except per share data):

	Three Months Ended September 30, 2005

	Reported	Reclassifications	Restatement Adjustments	Restated

Operating revenues	$37,320	$—	$(6)	$37,314
Cost of goods and services	14,533	823	90	15,446
Selling, general and administrative	11,681	(823)	—	10,858
Depreciation and amortization	5,354	—	—	5,354
Operating income	5,752	—	(96)	5,656
Income tax provision	2,083	—	(39)	2,044
Net income	$3,158	$—	$(57)	$3,101
Net income per share, basic	$0.41	$—	$(0.01)	$0.40
Net income per share, diluted	$0.41	$—	$(0.01)	$0.40

	Nine Months Ended September 30, 2005

	Reported	Reclassifications	Restatement Adjustments	Restated

Operating revenues	$107,184	$—	$(18)	$107,166
Cost of goods and services	41,405	2,983	269	44,657
Selling, general and administrative	34,592	(2,983)	—	31,609
Depreciation and amortization	16,269	—	—	16,269
Operating income	14,918	—	(287)	14,631
Income tax provision	4,973	—	(117)	4,856
Net income	$8,066	$—	$(171)	$7,895
Net income per share, basic	$1.05	$—	$(0.02)	$1.03
Net income per share, diluted	$1.05	$—	$(0.02)	$1.02

3. Certain amounts reported in the prior period financial statements have been reclassified to conform to the current period presentation, with no effect on net income or shareholders’ equity, including the following reclassifications and changes in presentation:

•

During the current period, the Company recorded commission expense to selling, general and administrative expense. During 2005, a portion of these costs were recorded to cost of goods and services. To conform to the current period presentation, for the three and nine months ended September 30, 2005, the Company reclassified $0.8 million and $3.0 million in commission expense from selling, general and administrative expense to cost of goods and services.

•

The Company has separately disclosed the operating portion of the cash flows attributable to its discontinued operations, which for the nine months ended September 30, 2005, was not separately disclosed. During the nine months ended September 30, 2005, there were no cash flows from investing or financing activities for discontinued operations. In 2006, there were no cash flows attributable to discontinued operations.

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

In periods prior to the adoption of SFAS 123(R), the Company accounted for its stock options granted under the Company Stock Incentive Plan (the “Plan”) by applying the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB Opinion No. 25 issued in March 2000. Under this method, compensation expense was recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” No compensation expense was recognized under the Plan for years prior to 2004 since all such options were granted with an exercise price equal to the market price at the date of the grant. During the year ended December 31, 2004, the Company issued SARs which were accounted for as stock appreciation rights and, therefore, the Company recorded a liability for the related expense since it was assumed the awards will be settled in cash. Effective July 1, 2006, certain holders of 2004 SARs voluntarily relinquished their right to receive cash from the Company upon exercise. The fair value of these awards was calculated as of the date of modification and transferred from a liability to equity. These awards will, going forward, be accounted for as equity options. On March 21, 2005, the Company issued SARs with a net-share settlement feature. The cash-settlement feature was eliminated for the 2005 option grant. However, due to the net-share settlement feature, the Company accounted for these awards as stock appreciation rights and recognized compensation expense over the vesting period to the extent the current stock price exceeded the exercise price of the options. For both the 2004 and 2005 SARs grants, the adoption of SFAS 123(R) resulted in a change in the measurement of compensation expense from an intrinsic method to a fair value method.

The following table presents the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Plan prior to the adoption. Disclosures for the three and nine months ended September 30, 2006 are not presented because stock-based payments were accounted for under SFAS 123(R)’s fair-value method during this period.

(in thousands, except per share amounts)	Three Months Ended September 30, 2005 (Restated)	Nine Months Ended September 30, 2005 (Restated)

Net income
As reported	$3,101	$7,895
Add: Recorded stock-based compensation expense included in reported net income, net of related income tax effects
Deduct: Pro forma compensation expense, net of related income tax effects	7	48

Pro forma	$3,094	$7,847

Earnings per share, basic and diluted
As reported, basic	$0.40	$1.03
As reported, diluted	0.40	1.02
Pro forma, basic	0.40	1.03
Pro forma, diluted	$0.40	$1.02

The Company maintains a shareholder-approved Company Stock Incentive Plan approved in 1996 (the “1996 Plan”), providing for the grant of incentive compensation to essentially all employees in the form of stock options. The 1996 Plan authorized grants of options to purchase up to 480,000 shares of common stock over a ten-year period beginning in 1996. The term of the 1996 Plan expired in February of 2006. During 2005, a new Company Stock Incentive Plan was approved, the “2005 Plan,” under which 480,000 shares may be issued over a ten-year period beginning in 2005. The option price for all grants has been at the current market price at the time of the grant. Grants have generally provided that one-half of the options vest and become exercisable on each of the first and second anniversaries of the grant date, with the options expiring on the fifth anniversary of the grant date. In the year ended December 31, 2003, the Company also issued a grant pursuant to which the options are vested over a five-year period beginning on the third anniversary of the grant date. The participant may exercise 20% of the total grant after each anniversary date from the third through the seventh year, with the options expiring on the tenth anniversary of the grant date. In the years ended December 31, 2005 and 2004, the Company also made grants pursuant to which the options are vested over a four-year period beginning on the third anniversary of the grant date. The participants may exercise 25% of the total grant after each anniversary date from the third through the sixth year, with the options expiring on the seventh anniversary of the grant date. The Company did not grant any options during the first nine months of 2006.

The impact of initially applying SFAS 123(R) is recognized as of the effective date using the modified prospective method. Under the modified prospective method the Company recognized stock-based compensation expense from January 1, 2006, as if the fair value based accounting method had been used to account for all outstanding unvested employee awards granted in prior years. Results of prior periods have not been restated. The effect of recording stock-based compensation for the three and nine month periods ended September 30, 2006 was as follows:

(in thousands, except per share amounts)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Stock-based compensation expense	$(3)	$344	$212	$811
Cumulative effect of change in accounting	—	125	—	—

Total stock compensation expense	(3)	469	212	811
Tax effect on stock-based compensation expense	(1)	182	81	315

Net effect on net income	$(2)	$287	$131	$496

Effect on net income per share:
Basic and diluted	$—	$(0.04)	$(0.02)	$(0.07)

For the three and nine month periods ended September 30, 2005, stock-based compensation expense was recorded under APB Opinion No. 25.

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those awards expected to vest. For outstanding options previously classified as a liability and which continue to be classified as a liability under SFAS 123(R), the Company recognized the effect of initially re-measuring the liability from its intrinsic value to its fair value as a cumulative effect of a change in accounting principle. The cumulative effect of initially adopting SFAS 123(R) was $77 thousand, net of the tax effect. During the three and nine months ended September 30, 2006, the total cash received as a result of employee stock option exercises was $0.3 million and $0.9 million, respectively, and the actual tax benefit realized for the tax deductions was $45,000 and $200,000, respectively.

The fair value of each option grant is estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Expected term (in years)	2.50	3.50	2.62	3.50
Volatility	36.10%	45.73%	39.85%	45.73%
Risk free rate	4.63%	4.30%	4.97%	4.30%
Expected dividends	1.04%	1.42%	1.01%	1.42%

For the three and nine months ended September 30, 2006, the assumptions were used to calculate the fair value of the options classified as a liability. The fair value of options classified as a liability is calculated at the grant date and each subsequent reporting date until the options are settled.

Volatility is based on the historical volatility of the price of the Company’s stock over the expected term of the options. The expected term represents the period of time that the options granted are expected to be outstanding. The risk free rate is based on the U.S. Treasury yield curve, in effect at the date the fair value of the options is calculated, with an equivalent term.

The following table summarizes option activity for the first nine months of 2006:

	Options	Weighted Average Grant Price Per Option

Outstanding December 31, 2005	240,863	$24.73

Granted	—	—
Cancelled	(3,302)	28.96
Exercised	(16,394)	18.47

Outstanding March 31, 2006	221,167	25.13

Granted	—	—
Cancelled	(20,560)	24.88
Exercised	(13,717)	23.85

Outstanding June 30, 2006	186,890	25.26

Granted	—	—
Cancelled	(11,485)	38.45
Exercised	(12,862)	22.98

Outstanding September 30, 2006	162,543	$24.50

The following table summarizes information about stock options outstanding at September 30, 2006:

	Exercise Prices	Options Outstanding	Option Life Remaining	Options Exercisable

2002	$17.59	15,701	.5 years	15,701
2003	$17.98-22.01	42,554	1.5 to 6.75 years	26,554
2004	$24.25-24.90	50,908	2.5 to 5.25 years	35,908
2005	$30.29	53,380	3.5 years	26,690

		162,543		104,853

There were options for 162,543 shares outstanding at September 30, 2006 at a weighted average exercise price of $24.50 per share, an aggregate intrinsic value of $3.1 million and a weighted-average remaining contractual life of 3.3 years. There were options for 104,853 shares exercisable at September 30, 2006 at a weighted average exercise price of $23.35 per share, an aggregate intrinsic value of $2.1 million and a weighted-average remaining contractual life of 2.4 years. The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s average closing stock price of $43.59 during the nine months ended September 30, 2006.

The total fair value of options vested during the three and nine months ended September 30, 2006 was $0 and $1.0 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $0.3 million and $1.0 million, respectively. The options-based liabilities paid during the three and nine months ended September 30, 2006 was $0 and $43 thousand, respectively.

As of September 30, 2006, the total compensation cost related to nonvested options not yet recognized is $0.3 million which will be recognized over a weighted-average period of 2.9 years.

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

The results for the three and nine months ended September 30, 2005 have been restated to reflect the correction of certain errors in the Company’s accounting for operating leases. See Note 2 for additional discussion.

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

Selected financial data for each segment is as follows:

Three Months Ended September 30, 2006

(in thousands)

	PCS	Telephone	Converged Services (NTC)	Mobile	Holding	Other	Eliminations	Consolidated Totals

External revenues
Service revenues	$18,803	$1,601	$2,230	$—	$—	$2,828	$—	$25,462
Access charges	33	2,804	—	—	—	—	—	2,837
Travel/roaming revenue	9,074	—	—	—	—	—	—	9,074
Facilities and tower lease	—	907	—	839	—	458	—	2,204
Equipment	1,114	8	—	—	—	111	—	1,233
Other	483	772	184	81	—	264	—	1,784

Total external revenues	29,507	6,092	2,414	920	—	3,661	—	42,594
Internal revenues	—	1,462	—	420	—	641	(2,523)	—

Total operating revenues	29,507	7,554	2,414	1,340	—	4,302	(2,523)	42,594

Operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	13,580	1,712	1,970	410	2	2,753	(2,174)	18,253
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,822	1,149	1,272	195	589	1,123	(349)	11,801
Depreciation and amortization	3,581	1,163	1,113	216	17	523	—	6,613

Total operating expenses	24,983	4,024	4,355	821	608	4,399	(2,523)	36,667

Operating income (loss)	4,524	3,530	(1,941)	519	(608)	(97)	—	5,927

Non-operating income (expense)	52	176	(9)	—	845	11	(896)	179
Interest expense	(221)	(63)	(326)	(141)	(565)	(179)	896	(599)
Income taxes	(1,785)	(1,378)	483	(143)	580	117	—	(2,126)

Net income (loss)	$2,570	$2,265	$(1,793)	$235	$252	$(148)	$—	$3,381

Three Months Ended September 30, 2005 (Restated)

(in thousands)

	PCS	Telephone	Converged Services (NTC)	Mobile	Holding	Other	Eliminations	Consolidated Totals

External revenues
Service revenues	$16,015	$1,640	$2,260	$—	$—	$2,709	$—	$22,624
Access charges	—	2,716	—	—	—	—	—	2,716
Travel/roaming revenue	7,386	—	—	—	—	—	—	7,386
Facilities and tower lease	—	993	—	790	—	315	—	2,098
Equipment	920	5	—	—	—	230	—	1,155
Other	290	687	37	43	—	278	—	1,335

Total external revenues	24,611	6,041	2,297	833	—	3,532	—	37,314
Internal revenues	—	1,107	—	348	—	699	(2,154)	—

Total operating revenues	24,611	7,148	2,297	1,181	—	4,231	(2,154)	37,314

Operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	10,725	1,679	2,126	387	—	2,358	(1,829)	15,446
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,035	1,270	1,182	136	384	1,176	(325)	10,858
Depreciation and amortization	3,181	1,080	448	178	16	451	—	5,354

Total operating expenses	20,941	4,029	3,756	701	400	3,985	(2,154)	31,658

Operating income (loss)	3,670	3,119	(1,459)	480	(400)	246	—	5,656

Non-operating income (expense)	4	99	12	45	1,018	12	(924)	266
Interest expense	(448)	(108)	(270)	(80)	(652)	(143)	924	(777)
Income taxes	(1,240)	(1,199)	738	(283)	14	(74)	—	(2,044)

Net income (loss)	$1,986	$1,911	$(979)	$162	$(20)	$41	$—	$3,101

Nine Months Ended September 30, 2006

(in thousands)

	PCS	Telephone	Converged Services (NTC)	Mobile	Holding	Other	Eliminations	Consolidated Totals

External revenues
Service revenues	$54,928	$4,875	$7,437	$—	$—	$8,427	$—	$75,667
Access charges	101	8,508	—	—	—	—	—	8,609
Travel/roaming revenue	24,188	—	—	—	—	—	—	24,188
Facilities and tower lease	—	2,887	—	2,571	—	1,432	—	6,890
Equipment	3,149	22	—	—	—	422	—	3,593
Other	1,149	2,306	425	149	—	844	—	4,873

Total external revenues	83,515	18,598	7,862	2,720	—	11,125	—	123,820
Internal revenues	—	4,243	—	1,228	—	1,933	(7,404)	—

Total operating revenues	83,515	22,841	7,862	3,948	—	13,058	(7,404)	123,820

Operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	38,306	5,323	6,209	1,212	6	8,097	(6,462)	52,691
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	23,416	3,566	3,880	522	1,755	3,815	(942)	36,012
Depreciation and amortization	10,634	3,588	3,761	622	52	1,609	—	20,266

Total operating expenses	72,356	12,477	13,850	2,356	1,813	13,521	(7,404)	108,969

Operating income (loss)	11,159	10,364	(5,988)	1,592	(1,813)	(463)	—	14,851

Non-operating income (expense)	187	10,996	6	11	2,905	29	(2,794)	11,340
Interest expense	(1,107)	(191)	(811)	(301)	(1,782)	(459)	2,794	(1,857)
Income taxes	(4,204)	(8,067)	2,196	(513)	700	341	—	(9,547)

Cumulative effect of change in accounting, net of tax	(11)	(27)	(21)	(1)	(2)	(15)	—	(77)

Net income (loss)	$6,024	$13,075	$(4,618)	$788	$8	$(567)	$—	$14,710

Nine Months Ended September 30, 2005 (Restated)

(in thousands)

	PCS	Telephone	Converged Services (NTC)	Mobile	Holding	Other	Eliminations	Consolidated Totals

External revenues
Service revenues	$45,860	$4,879	$6,853	$—	$—	$7,974	$—	$65,566
Access charges	—	8,085	—	—	—	—	—	8,085
Travel/roaming revenue	20,099	—	—	—	—	—	—	20,099
Facilities and tower lease	—	2,970	—	2,336	—	938	—	6,244
Equipment	2,540	12	—	—	—	489	—	3,041
Other	893	2,094	70	115	—	959	—	4,131

Total external revenues	69,392	18,040	6,923	2,451	—	10,360	—	107,166
Internal revenues	—	3,026	—	1,028	—	1,875	(5,929)	—

Total operating revenues	69,392	21,066	6,923	3,479	—	12,235	(5,929)	107,166

Operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	32,041	4,855	5,096	1,026	—	6,621	(4,982)	44,657
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	20,507	3,973	3,257	435	1,037	3,347	(947)	31,609
Depreciation and amortization	9,240	3,285	1,805	530	47	1,362	—	16,269

Total operating expenses	61,788	12,113	10,158	1,991	1,084	11,330	(5,929)	92,535

Operating income (loss)	7,604	8,953	(3,235)	1,488	(1,084)	905	—	14,631

Non-operating income (expense)	4	188	18	112	2,734	29	(2,565)	520
Interest expense	(1,273)	(255)	(730)	(204)	(2,116)	(387)	2,565	(2,400)
Income taxes	(2,391)	(3,333)	1,572	(654)	187	(237)	—	(4,856)

Net income (loss)	$3,944	$5,553	$(2,375)	$742	$(279)	$310	$—	$7,895

The Company’s assets by segment are as follows:

In thousands
(unaudited)

	September 30, 2006	December 31, 2005	September 30, 2005

			(Restated)
PCS	$73,288	$81,796	$72,742
Telephone	62,888	59,873	62,532
Converged Services	24,235	27,107	24,598
Mobile	15,422	20,039	19,075
Holding	132,432	143,308	142,586
Other	22,489	23,154	22,703

Combined totals	330,754	355,277	344,236
Inter-segment eliminations	(120,058)	(150,356)	(136,701)

Consolidated totals	$210,696	$204,921	$207,535

8. Comprehensive income includes net income along with net unrealized gains and losses on the Company’s available-for-sale investments, net of the related income tax effect. The following is a summary of comprehensive income for the periods indicated:

In thousands (unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(Restated)		(Restated)
Net income	$3,381	$3,101	$14,710	$7,895
Net unrealized loss	—	(41)	—	(65)

Comprehensive income	$3,381	$3,060	$14,710	$7,830

9. The following table presents pension cost for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,

In thousands (unaudited)	2006	2005	2006	2005

Net periodic benefit cost recognized:
Service cost	$311	$223	$933	$669
Interest cost	251	211	753	633
Expected return	(234)	(198)	(702)	(594)
Amortization of unrecognized loss	42	23	126	69
Amortization of unrecognized prior service cost	20	17	60	51

Total	$390	$276	$1,170	$828

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

11. On August 12, 2005, Sprint Corporation and Nextel Communications, Inc. merged to form Sprint Nextel Corporation. Nextel and its affiliate Nextel Partners, Inc. (which was acquired by Sprint Nextel on June 26, 2006) are providers of digital wireless communications services in the Company’s PCS service area. Certain transactions resulting from, or potential effects of, the Sprint Nextel merger discussed below could adversely affect our PCS business as well as our overall results of operations.

The Company’s PCS subsidiary is one of a number of companies we refer to as the “Sprint PCS Affiliates,” which had entered into substantially similar management and affiliation agreements with Sprint Communications Company L.P. The agreements, including the agreement with Shentel, were with several Sprint entities. In connection with the Sprint Nextel merger, a number of the Sprint PCS Affiliates filed suit against Sprint Nextel alleging that the merger would result in a breach of the exclusivity provisions of their agreements with Sprint Nextel. Some of these legal proceedings are pending. In addition, since the Sprint Nextel merger was announced, Sprint Nextel has acquired several of the Sprint PCS Affiliates.

Prior to the Sprint Nextel merger, the Company and Sprint Nextel entered into a forbearance agreement setting forth Sprint Nextel’s agreement to observe specified limitations in operating Nextel’s wireless business in the Company’s PCS service area. The agreement also set forth the Company’s agreement not to initiate litigation or seek certain injunctive or equitable relief against Sprint Nextel under certain circumstances, in each case during the period in which the agreement remains in effect. The agreement provided that the statute of limitations on any claims that Shentel might have against Sprint Nextel would be tolled while the agreement remained in effect. Nextel Partners was added to a July 19, 2006 amendment to the forbearance agreement between the Company and Sprint Nextel. The forbearance agreement automatically expired on August 4, 2006 in accordance with its terms upon the Court of Chancery of the State of Delaware’s issuance of a decision with respect to the pending litigation by some Sprint PCS Affiliates against Sprint Nextel; however, Sprint Nextel has stated that it will continue to comply with the terms of the forbearance agreement. On September 20, 2006, Judge Thomas P. Quinn issued his final order with respect to the claim of iPCS, Inc.’s subsidiary, iPCS Wireless, Inc., against Sprint Nextel in the Circuit Court of Cook County, Illinois. Judge Quinn

ordered Sprint to cease owning, operating, and managing the Nextel wireless network in the iPCS Service Area, and gave Sprint 180 days to comply. On October 13, 2006, the Appelate Court of Illinois for the First Judicial District issued a stay of Judge Quinn’s order pending a decision on appeal. The Company is reviewing the courts’ decisions and considering the implications, if any, for the Company.

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

The Company has had discussions with Sprint Nextel regarding the continuation of their long-term relationship, the impact of the Sprint Nextel merger, and potential changes to the management agreement necessary to reflect the merger of Sprint and Nextel Communications and the acquisition of Nextel Partners by Sprint Nextel. As a result of the Sprint Nextel merger, Sprint Nextel may require the Company to meet additional program requirements, which the Company anticipates would significantly increase capital expenditures and operating expenses. To date, the Company has been unable to arrive at a mutually acceptable agreement with Sprint Nextel concerning such potential changes. Accordingly, the Company is currently considering other alternatives in its ongoing discussions with Sprint Nextel, including the possible sale of its PCS business. The Company is unable to predict whether or on what terms it would be able to implement a sale of its PCS business, or the ultimate resolution of its discussions with Sprint Nextel concerning its relationship with Sprint Nextel, or the impact of any such sale or other action on its financial condition or future operating results or prospects.

12. In October, 2006, the Company declared a regular cash dividend of $0.48 per share, and a special cash dividend of $0.27 per share, to be paid December 1, 2006, to holders of record as of November 15, 2006. The Company expects to pay approximately $5.8 million. The special cash dividend is a distribution of a portion of the gain on the liquidation of the RTB stock in the first quarter of 2006.

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

The Company is the exclusive provider of wireless mobility communications network products and services on the 1900 MHz band under the Sprint brand from Harrisonburg, Virginia to Harrisburg, York and Altoona, Pennsylvania. The Company refers to the Chambersburg, Pennsylvania; Hagerstown, Maryland; Martinsburg, West Virginia; and Harrisonburg and Winchester, Virginia markets as its Quad States markets. The Company refers to the Altoona, Harrisburg, and York, Pennsylvania markets as its Central Penn markets. The Company’s primary service area for the telephone, cable television and long-distance business is Shenandoah County, Virginia. The county is a rural area in northwestern Virginia, with a population of approximately 39,000 inhabitants, which has increased by approximately 4,000 since 2000. While a number of new housing developments are being planned for Shenandoah County, the Company believes that the potential for significant numbers of additional wireline customers in the Shenandoah County operating area is limited. In 2002, the Company established a competitive local exchange carrier in Virginia to provide services on a limited basis.

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

On July 7, 2006, the application was approved and on July 17, 2006, a refundable upfront payment of $4.7 million was submitted on behalf of Shenandoah Mobile Company. The auction began on August 9, 2006. The Company was unsuccessful in its bidding for the AWS spectrum, and on September 12, 2006, the Company received a refund of its deposit.

Restatement of Financial Results. The Company’s financial statements as of and for the years ended December 31, 2004 and 2003, including the beginning retained earnings for the year ended December 31, 2003, all quarters in 2004 and the first three quarters of the year ended December 31, 2005, were restated to correct errors relating to the Company’s accounting for operating leases. While management believes that the impact of this error is not material to any previously issued financial statements, it determined that the cumulative adjustment required to correct this error was too large to record in 2005.

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

The following management’s discussion and analysis, for the three and nine months ended September 30, 2005, reflects the effects of the restatements.

Additional Information About the Company’s Business

The following table shows selected operating statistics of the Company for the most recent five quarters.

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2006	2006	2006	2005	2005

Telephone Access Lines	24,849	24,935	24,988	24,740	24,811
Cable Television Subscribers	8,478	8,555	8,629	8,684	8,677
Dial-up Internet Subscribers	10,714	11,512	12,069	12,498	13,273
DSL Subscribers	5,967	5,373	5,089	4,748	4,062
Retail PCS Subscribers	141,594	134,559	129,124	122,975	116,460
Wholesale PCS Users (1)	42,264	40,013	39,798	38,726	33,848
Long Distance Subscribers	10,523	10,458	10,431	10,418	10,318
Fiber Route Miles	620	618	616	616	579
Total Fiber Miles	33,612	33,444	33,367	33,201	29,734
Long Distance Calls (000) (2)	7,045	7,003	6,745	6,686	6,808
Total Switched Access Minutes (000)	77,848	76,019	74,361	75,209	74,515
Originating Switched Access Minutes (000)	23,421	22,484	22,541	21,807	20,627
Employees (full time equivalents)	380	382	391	387	375
CDMA Base Stations (sites)	331	328	325	311	301
Towers (100 foot and over)	99	97	94	85	82
Towers (under 100 foot)	13	13	13	13	13
PCS Market POPS (000) (3)	2,268	2,242	2,236	2,236	2,199
PCS Covered POPS (000) (3)	1,750	1,728	1,704	1,704	1,658
PCS Ave. Monthly Retail Churn % (4)	1.9%	1.9%	1.9%	1.9%	2.1%
Converged Services (NTC) Properties Served (5)	108	106	108	109	108
Converged Services (NTC) Bulk Accounts (6)	45	41	40	41	41
Converged Services (NTC) Retail Accounts (7) (8)	15,337	8,477	9,937	10,009	10,945
Converged Services (NTC) Video Service Users (8)	8,539	7,374	8,415	8,461	8,424
Converged Services (NTC) Telephone Service Users (8)	5,741	8,797	9,766	9,914	9,843
Converged Services (NTC) Network/Internet Users (8)	22,881	18,719	22,783	22,901	22,433

(1)	–	Wholesale PCS Users are private label subscribers with numbers homed in the Company’s wireless network service area.

(2)	–	Originated by customers of the Company’s Telephone subsidiary.

(3)	–

POPS refers to the estimated population of a given geographic area and is based on information purchased by Sprint Nextel from Geographic Information Services. Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the network’s service area.

(4)	–	PCS Ave. Monthly Churn is the average of the three monthly subscriber turnover, or churn calculations for the period.

(5)	–	Indicates MDU complexes where NTC provides service.

(6)	–	Service is provided under a single contract with the property owner who typically provides service to tenants as part of their lease.

(7)	–	Service is provided under contract with individual subscribers.

(8)	–	Bulk and retail subscribers combined by service type. The variations in users between quarters reflect the impact of the cycles of the academic year.

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

Results of Continuing Operations

Three and Nine Months Ended September 30, 2006 Compared with the Three and Nine Months Ended September 30, 2005

Consolidated Results

The results for the three and nine months ended September 30, 2005, have been restated to reflect the correction of certain errors in the Company’s accounting for operating leases. See Note 2 to the unaudited condensed consolidated financial statements appearing elsewhere in this report for additional information.

The Company’s consolidated results for the third quarter and the first nine months of 2006 and 2005 are summarized as follows:

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%

		(Restated)				(Restated)
Operating revenues	$42,594	$37,314	$5,280	14.2	$123,820	$107,166	$16,654	15.5
Operating expenses	36,667	31,658	5,009	15.8	108,969	92,535	16,434	17.8
Operating income	5,927	5,656	271	4.8	14,851	14,631	220	1.5
Other income (expense)	(420)	(511)	91	17.8	9,483	(1,880)	11,363	604.4
Net income	$3,381	$3,101	$280	9.0	$14,710	$7,895	$6,815	86.3

Operating revenues

For the three and nine months ended September 30, 2006, operating revenue increased $5.3 million, or 14.2%, and $16.7 million, or 15.5%, respectively, compared to the same periods in 2005. The increase was primarily due to the growth in the Company’s PCS segment. For the three and nine months ended September 30, 2006, PCS operating revenues increased $4.9 million, or 19.9%, and $14.1 million, or 20.4%, respectively, Telephone operating revenues increased $0.4 million, or 5.7%, and $1.8 million, or 8.4%, respectively, and Converged Services operating revenues increased $0.1 million, or 5.1%, and $0.9 million, or 13.6%, respectively.

Operating expenses

For the three and nine months ended September 30, 2006, operating expenses increased $5.0 million, or 15.8%, and $16.4 million, or 17.8%, respectively, compared to the same periods in 2005. The increase was primarily due to the increases in the Company’s PCS and Converged Services segments. For the three and nine months ended September 30, 2006, PCS operating expenses increased $4.0 million, or 19.3%, and $10.6 million, or 17.1%, respectively, and Converged Services operating expenses increased $0.6 million, or 15.9%, and $3.7 million, or 36.3%, respectively.

Other income (expense)

For the three and nine months ended September 30, 2006, other income increased $0.1 million, or 17.8%, and $11.4 million, or 604.4%, respectively. The increase for the nine months was primarily due to the Company recognizing a first quarter 2006 gain of approximately $10.5 million related to the dissolution of the RTB, and the redemption of the stock.

Net income

For the three and nine months ended September 30, 2006, net income increased $0.3 million, or 9.0%, and $6.8 million, or 86.3%, respectively, primarily due to the Company recognizing a first quarter 2006 gain of approximately $6.4 million, net of tax, related to the dissolution of the RTB, and the redemption of the stock.

Segment Results

The restatement discussed in Note 2 to the unaudited condensed consolidated financial statements appearing elsewhere in this report, is reflected in those segments affected by the restatement, which are the PCS segment and the Mobile segment. The other segments, Telephone, Converged Services, Holding and other were not affected by the restatement.

PCS

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%

		(Restated)				(Restated)
Segment operating revenues
Wireless service revenue	$18,803	$16,015	$2,788	17.4	$54,928	$45,860	$9,068	19.8
Travel and roaming revenue	9,074	7,386	1,688	22.9	24,188	20,099	4,089	20.3
Equipment revenue	1,114	920	194	21.1	3,149	2,540	609	24.0
Other revenue	516	290	226	77.9	1,250	893	357	40.0

Total segment operating revenues	29,507	24,611	4,896	19.9	83,515	69,392	14,123	20.4

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	13,580	10,725	2,855	26.6	38,306	32,041	6,265	19.6
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,822	7,035	787	11.2	23,416	20,507	2,909	14.2
Depreciation and amortization	3,581	3,181	400	12.6	10,634	9,240	1,394	15.1

Total segment operating expenses	24,983	20,941	4,042	19.3	72,356	61,788	10,568	17.1

Segment operating income	$4,524	$3,670	$854	23.3	$11,159	$7,604	$3,555	46.8

The results for the three and nine months ended September 30, 2005 have been restated to reflect the correction of certain errors in the Company’s accounting for operating leases. See Note 2 to the unaudited condensed consolidated financial statements appearing elsewhere in this report for additional information. The effect of these restatements on the PCS segment’s operating income for the three and nine months ended September 30, 2005, was to increase the cost of goods and services and decrease segment operating income by $46 thousand and $140 thousand, respectively.

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

The Company had 331 PCS base stations in service at September 30, 2006, compared to 301 base stations in service at September 30, 2005. The increase in base stations was the result of supplementing network capacity and further extending coverage along more heavily traveled secondary roads in the Company’s market areas.

Through Sprint Nextel, the Company receives revenue from wholesale resellers of wireless PCS service. These resellers pay a flat rate per minute of use for all traffic their subscribers generate on the Company’s network. The Company’s cost to handle this traffic is the incremental cost to provide the necessary network capacity.

For the three and nine months ended September 30, 2006, travel and roaming revenues (including the long distance and 3G data portions of such traffic), net of travel and roaming costs, contributed $3.4 million and $9.8 million to operating income, up from the $3.3 million and $8.9 million contribution for the comparable 2005 periods. The Company’s travel receivable minutes for the three and nine months ended September 30, 2006 increased 11.5% to 97.3 million and 12.8% to 275.1 million, respectively, and the travel payable minutes increased by 14.6% to 73.3 million and 13.9% to 203.0 million, respectively, compared to the same periods in 2005. The increases in travel minutes receivable and payable are primarily the result of an increase in usage of the Company’s network facilities by subscribers based in other markets and growth in subscribers in the Company’s markets using PCS service outside of the Company’s service area.

For the three and nine months ended September 30, 2006, on a per-subscriber basis, the Company’s average of travel payable minutes decreased to 177 minutes per month and 171 minutes per month, respectively, which represented a decrease of 9 minutes per month and 10 minutes per month from the same periods in 2005.

The Company’s average PCS retail customer turnover, or churn rate, was 1.9% in the third quarter of 2006 and 2.1% in the third quarter of 2005. For the three and nine months ended September 30, 2006, there was an increase in PCS bad debt expense to 4.8% and 4.0%, respectively, of PCS service revenues compared to 3.9% and 3.5%, respectively, in the same periods in 2005. Although management continues to monitor receivables, collection efforts and new subscriber credit ratings, there is no certainty that the bad debt expense will not continue to increase in the future.

The Company receives and pays travel fees for inter-market usage of the network by Sprint wireless subscribers not homed in a market in which they may use the service. Sprint and its PCS Affiliates pay the Company for the use of its network by their wireless subscribers, while the Company pays Sprint Nextel and its PCS Affiliates reciprocal fees for Company subscribers using other segments of the network not operated by the Company. The rates paid on inter-market travel are currently $0.058 per minute for voice and $0.002 per kilobyte for data and will remain at this rate through December 31, 2006. In addition, Sprint Nextel provides the Company with billing, collections, customer care, and other back office operations for which the Company pays Sprint Nextel a fee (the “Customer Care Fee”). Sprint Nextel has proposed reductions to the travel fees and increases in the Customer Care Fees effective January 1, 2007 which if adopted would have a material and substantial negative impact on the Company’s and the PCS segment’s Operating Revenues and Net Income. Under its agreements with Sprint Nextel, the Company may request that Sprint Nextel substantiate these changes and demand an audit, and if the parties are unable to agree on revised pricing, submit the matter to arbitration.

Operating revenues

For the three and nine months ended September 30, 2006, wireless service revenues from retail customers increased $2.8 million, or 17.4%, and $9.1 million, or 19.8%, respectively. Wireless service revenue is recorded net of 8% retained by Sprint Nextel in accordance with the terms of the management agreement. As of September 30, 2006, the Company had 141,594 retail PCS subscribers compared to 116,460 subscribers at September 30, 2005. The PCS operation added 7,035 net retail subscribers in the third quarter of 2006 compared to 4,401 net retail subscribers added in the third quarter of 2005. In addition, net wholesale users increased by 2,251 during the third quarter of 2006 compared to 1,115 added in the third quarter of 2005.

For the three and nine months ended September 30, 2006, PCS travel and roaming revenues increased $1.7 million, or 22.9%, and $4.1 million, or 20.3%, respectively. The travel and roaming revenue increase resulted from an increase in travel usage by Sprint Nextel and other Sprint PCS Affiliates on the Company’s network. For the third quarter of 2006, the travel rate the Company received from Sprint Nextel was $0.058 per minute, which was the same rate as in the third quarter of 2005.

For the three and nine months ended September 30, 2006, PCS equipment revenues increased $0.2 million, or 21.1%, and $0.6 million, or 24.0%, respectively. The increase was primarily due to the addition of new PCS subscribers in the third quarter of 2006 and more subscribers upgrading their handsets to access new features provided with the service. The effect of these factors was offset in part by a lower average price received for handset equipment during the second quarter of 2006.

Cost of goods and services

For the three and nine months ended September 30, 2006, cost of PCS goods and services increased $2.9 million, or 26.6%, and $6.3 million, or 19.6%, respectively. For the three and nine months ended September 30, 2006, PCS travel costs increased $1.6 million, or 34.9%, to $6.0 million and $3.5 million, or 28.0%, to $16.0 million, respectively. The travel costs increased due to an increase in travel minutes used by the Company’s subscribers on the Sprint Nextel or Sprint PCS Affiliate networks not operated by the Company.

For the three and nine months ended September 30, 2006, cost of goods and services experienced additional increases, for rent expense of $0.1 million and $0.5 million, respectively, network costs of $0.9 million and $1.4 million, respectively and PCS long distance costs of $0.1 million and $0.2 million, respectively. The increase in network service costs reflects the $750,000 settlement received from Verizon in the third quarter of 2005, which was recorded as a reduction of network costs at that time.

Selling, general and administrative

For the three and nine months ended September 30, 2006, selling, general and administrative costs increased $0.8 million, or 11.2%, and $2.9 million, or 14.2%, respectively. The increase was primarily attributable to an increase in the amount paid to Sprint Nextel for the administration of the customer base of $0.4 million and $1.1 million, respectively, due to an increase in customers, an increase in commissions paid to Radio Shack Corporation of $0.2 million and $0.8 million, respectively, an increase of $0.3 million and $1.0 million, respectively, for commissions paid to other national and local third-party retailers, and an increase in bad debt expense of $0.3 million and $0.6 million, respectively. These increases were offset by a decrease in allocated shared services costs of $0.4 million in the nine month period.

Telephone

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%

Segment operating revenues
Service revenue – wireline	$1,716	$1,733	$(17)	(1.0)	$5,157	$5,144	$13	0.3
Access revenue	3,274	3,058	216	7.1	9,821	9,080	741	8.2
Facilities lease revenue	1,656	1,589	67	4.2	5,169	4,507	662	14.7
Equipment revenue	8	5	3	60.0	22	12	10	83.3
Other revenue	900	763	137	18.0	2,672	2,323	349	15.0

Total segment operating revenues	7,554	7,148	406	5.7	22,841	21,066	1,775	8.4

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	1,712	1,679	33	2.0	5,323	4,855	468	9.6
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,149	1,270	(121)	(9.5)	3,566	3,973	(407)	(10.2)
Depreciation and amortization	1,163	1,080	83	7.7	3,588	3,285	303	9.2

Total segment operating expenses	4,024	4,029	(5)	(0.1)	12,477	12,113	364	3.0

Segment operating income	$3,530	$3,119	$411	13.2	$10,364	$8,953	$1,411	15.8

Shenandoah Telephone Company provides both regulated and unregulated telephone services and leases fiber optic facilities throughout the northern Shenandoah Valley and northern Virginia. The telephone segment’s results were not affected by the restatement discussed in Note 2 to the consolidated financial statements appearing elsewhere in this report.

During the third quarter of 2006, the Company’s telephone access line count declined by 86 access lines. Although new housing starts in the Company’s local telephone area resulted in a net increase of 109 access lines during the first nine months of 2006, the trend over past periods has been a decline in subscribers, principally due to consumer migration to wireless and DSL services from traditional telephone services. The construction of new homes within Shenandoah County appears to have moderated. Based on industry experience, however, the Company anticipates that the long-term trend toward declining telephone subscriber counts may dominate for the foreseeable future.

Operating Revenues

For the three and nine months ended September 30, 2006, total switched minutes of use on the local telephone network increased by 4.5% and 7.3%, respectively, compared to 2005. The mix of minutes that terminate to wireless carriers compared to total minutes were 51.6% and 50.6% for the three and nine months ended September 30, 2005, respectively, and 51.4% and 51.0% for the three and nine months ended September 30, 2006, respectively.

For the three and nine months ended September 30, 2006, access revenues increased $0.2 million, or 7.1%, and $0.7 million, or 8.2%, respectively, primarily due to a $0.1 million and $0.3 million, respectively, increase in DSL wholesale revenue billed to Shentel Service Company and a $0.3 million increase in the nine month period in revenue administered by the National Exchange Carrier Association (NECA).

For the three and nine months ended September 30, 2006, facilities lease revenue increased $0.1 million, or 4.2%, and $0.7 million, or 14.7%, respectively, due to additional fiber capacity being leased during the first nine months of 2006 compared to the first nine months of 2005.

Cost of goods and services

For the nine months ended September 30, 2006, cost of goods and services increased $0.5 million, or 9.6%, primarily due to increases in network maintenance and repair expenses.

Converged Services

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%

Segment operating revenues
Service revenue – wireline	$2,230	$2,260	$(30)	(1.3)	$7,437	$6,853	$584	8.5
Other revenue	184	37	147	397.3	425	70	355	507.1

Total segment operating revenues	2,414	2,297	117	5.1	7,862	6,923	939	13.6

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	1,970	2,126	(156)	(7.3)	6,209	5,096	1,113	21.8
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,272	1,182	90	7.6	3,880	3,257	623	19.1
Depreciation and amortization	1,113	448	665	148.4	3,761	1,805	1,956	108.4

Total segment operating expenses	4,355	3,756	599	15.9	13,850	10,158	3,692	36.3

Segment operating (loss)	$(1,941)	$(1,459)	$(482)	(33.0)	$(5,988)	$(3,235)	$(2,753)	(85.1)

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

The number of NTC properties served was unchanged at 108 properties as of September 30, 2006 and 2005. The Company continues to focus on integrating NTC’s operations by evaluating the MDU portfolio and eliminating the smaller unprofitable properties, while signing new contracts for properties that offer a better profit potential. The Company also capitalized approximately $0.9 million during 2006 to improve its customer service interface and billing systems to support the Converged Services segment.

Operating revenues

For the nine months ended September 30, 2006, service revenues increased $0.6 million, or 8.5%, as a result of the growth in the number of customers served, as compared to the same period in 2005. The decline for the three month period in service revenue resulted from fewer students using phone services, combined with lost revenue from four MDU’s that did not renew contracts expiring during the quarter ended September 30, 2006, as previously reported. Service revenues consist of voice, video and data services at MDU properties in the southeastern United States.

For the three and nine months ended September 30, 2006 other revenues increased $0.1 million, or 397.3%, and $0.4 million, or 507.1%, respectively, primarily due to an increase in activation fees.

Operating expenses

The Company records its employee costs and other shared expenses in a subsidiary, Shentel Management Company. These costs and expenses are then allocated to each of the respective subsidiaries under an arrangement approved by the Virginia State Corporation Commission. Between 2005 and 2006, due to changes in the allocation formulas (updated twice annually); additional direct labor devoted to Converged Services projects (such as the customer interface/billing system project, roll-out of new properties, and equipment upgrades and maintenance issues); and additional management focus on the Converged Services segment, $1.3 million in additional expenses have been allocated to Converged Services in 2006 compared to 2005. The PCS segment has been the largest beneficiary of this change in allocation, as it has been allocated $1.0 million less in 2006 than in 2005. These costs are reflected primarily in cost of goods and services and selling, general and administrative expenses in the table above.

Cost of goods and services

Cost of goods and services reflects the cost of purchasing video and voice services, the network costs to provide Internet services to customers and network maintenance and repair. For the nine months ended September 30, 2006, cost of goods and services increased $1.1 million, or 21.8%, due to a loss on asset disposals of $0.4 million, an increase in allocated costs (as described above) of $0.5 million, and an increase in third party maintenance costs of $0.3 million. The decrease of $0.2 million in the third quarter of 2006 compared to 2005 reflects a decrease in network costs of $0.3 million, offset by losses on asset disposals of $0.2 million in the 2006 quarter. The Company continues to focus on eliminating redundant processes and integrating the operation to reduce the costs of operation.

Selling, general and administrative

For the three and nine months ended September 30, 2006, selling, general and administrative expense increased $0.1 million, or 7.6%, and $0.6 million, or 19.1%, respectively. The increase resulted largely from training and testing related to the customer interface/billing system improvement undertaken for the student move-in during the third quarter of 2006, offset by a decrease in professional services expense from the 2005 third quarter and nine month periods.

Depreciation and amortization

For the three and nine months ended September 30, 2006, depreciation and amortization expense increased $0.7 million, or 148.4%, and $2.0 million, or 108.4%, respectively, compared to the same periods in 2005, due primarily to a fourth quarter 2005 change in depreciable lives; during the second quarter of 2006, the Company also recorded $0.6 million in depreciation expense for four MDU’s that notified the Company that they did not intend to renew their contracts for service; and in the third quarter of 2006, the Company shortened the depreciable lives of certain phone system assets it expects to replace in late 2007.

Mobile

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%

		(Restated)				(Restated)
Segment operating revenues
Tower lease revenue-affiliate	$420	$348	$72	20.7	$1,228	$1,028	$200	19.5
Tower lease revenue-non-affiliate	839	790	49	6.2	2,571	2,336	235	10.1
Other revenue	81	43	38	88.4	149	115	34	29.1

Total segment operating revenues	1,340	1,181	159	13.5	3,948	3,479	469	13.5

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	410	387	23	5.9	1,212	1,026	186	18.1
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	195	136	59	43.4	522	435	87	20.0
Depreciation and amortization	216	178	38	21.3	622	530	92	17.4

Total segment operating expenses	821	701	120	17.1	2,356	1,991	365	18.3

Segment operating income	$519	$480	$39	8.1	$1,592	$1,488	$104	7.0

The Mobile company provides tower rental space to affiliated and non-affiliated companies in the Company’s PCS markets and paging services throughout the northern Shenandoah Valley.

The results for the three and nine months ended September 30, 2005 have been restated to reflect the correction of certain errors in the Company’s accounting for operating leases. See Note 2 to the unaudited condensed consolidated financial statements appearing elsewhere in this report for additional information. The effect of these restatements on the Mobile segment’s operating income, for the three and nine months ended September 30, 2005, was to decrease tower lease revenue-non-affiliate by $6 thousand and $18 thousand, respectively, increase cost of goods and services by $44 thousand and $129 thousand, respectively, and decrease segment operating income by $50 thousand and $147 thousand, respectively.

At September 30, 2006, the Mobile segment had 110 towers and 153 non-affiliate tenants compared to 93 towers and 145 non-affiliate tenants at September 30, 2005.

For the three and nine months ended September 30, 2006, the Mobile Company did not have any additional significant changes from the prior period that can not be explained by the increases in towers and tenants.

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

Sources and Uses of Cash. The Company generated $25.2 million of net cash from operations in the nine months ended September 30, 2006 compared to $28.0 million in the comparable period of 2005. The decrease in net cash from operations primarily resulted from the payment of taxes associated with the gain on the sale of RTB stock in 2006.

Indebtedness. As of September 30, 2006, the Company’s indebtedness totaled $27.0 million, with an annualized overall weighted average interest rate of approximately 7.5%. As of September 30, 2006, the Company was in compliance with the covenants in its credit agreements.

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

During the quarter ended September 30, 2006, the Company paid off approximately $4.5 million of long term debt payable to the RTB and the Rural Utilities Service (“RUS”) (not including the interest free RUS Development Loan of $200,000 outstanding principal). No prepayment penalties were incurred in connection with the pay-off of these balances.

Off-Balance Sheet Transactions. The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. During the second quarter of 2006, the Company revised its capital expenditures budgeted for 2006 from a total of $43.6 million to approximately $20 million, primarily due to delaying certain expenditures budgeted in the PCS segment. The 2006 revised budget included approximately $4.6 million for additional PCS base stations, additional towers and switch upgrades to enhance the PCS network. Approximately $5.3 million was budgeted for NTC’s network upgrades and new apartment complex build outs, improvements and replacements, approximately $3.6 million for the telephone operations and approximately $6.5 million for technology upgrades and other capital needs. For the 2006 nine month period, the Company has spent, or has committed to spend, $18.3 million on capital projects. The Company has projected total 2006 capital spending of approximately $23 million, with PCS and NTC accounting for most of the increase in spending.

In October, 2006, the Company declared a regular cash dividend of $0.48 per share, and a special cash dividend of $0.27 per share, to be paid December 1, 2006, to holders of record as of November 15, 2006. The Company expects to pay approximately $5.8 million. The special cash dividend is a distribution of a portion of the gain on the liquidation of the RTB stock in the first quarter of 2006.

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

The Company receives and pays travel fees for inter-market usage of the network by Sprint wireless subscribers not homed in a market in which they may use the service. Sprint and its PCS Affiliates pay the Company for the use of its network by their wireless subscribers, while the Company pays Sprint Nextel and its PCS Affiliates reciprocal fees for Company subscribers using other segments of the network not operated by the Company. The rates paid on inter-market travel are currently $0.058 per minute for voice and $0.002 per kilobyte for data and will remain at this rate through December 31, 2006. In addition, Sprint Nextel provides the Company with billing, collections, customer care, and other back office operations for which the Company pays Sprint Nextel a fee (the “Customer Care Fee”). Sprint Nextel has proposed reductions to the travel fees and increases in the Customer Care Fees effective January 1, 2007 which if adopted would have a material and substantial negative impact on the Company’s and the PCS segments Operating Revenues and Net Income. Under its agreements with Sprint Nextel, the Company may request that Sprint Nextel substantiate these changes and demand an audit, and if the parties are unable to agree on revised pricing, submit the matter to arbitration.

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

See Note 5 to the Company’s unaudited condensed consolidated financial statements for additional information.

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

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the enterprise’s financial statements in accordance with FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provisions of FIN 48 and we expect to adopt FIN 48 on January 1, 2007.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance regarding the process of quantifying financial statement misstatements when the error involves prior periods and was not previously considered material to such prior periods. SAB 108 allows a registrant to correct the prior period portion of such errors by adjusting the beginning balance of retained earnings as of the beginning of the first fiscal year ending after November 15, 2006. The Company is evaluating the provisions of SAB 108, but does not expect that applying SAB 108 would have a material effect upon the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS 158”). SFAS 158 requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan. For the Company, implementation of FAS 158, which is effective as of the end of this fiscal year, is expected to result in an increase in reported liabilities offset by a reduction of accumulated other comprehensive income.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes. The Company’s interest rate risk involves three components. The first component is outstanding debt with variable rates. As of September 30, 2006, the Company has no variable rate debt outstanding. The Company’s debt has fixed rates through maturity. A 10.0% increase in interest rates would decrease the fair value of the Company’s total debt by approximately $0.6 million, while the estimated fair value of the fixed rate debt was approximately $26.3 million as of September 30, 2006.

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

As of September 30, 2006, the Company has $6.9 million invested in privately held companies directly or through investments with portfolio managers. Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability. The Company’s market risk is limited to the funds previously invested and an additional $0.4 million committed under contracts the Company has signed with portfolio managers.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s President and Chief Executive Officer, who is its principal executive officer, and the Company’s Executive Vice President and Chief Financial Officer, who is its principal financial officer, conducted an evaluation of the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2006. As previously disclosed under “Item 9A. Controls and Procedures” in the Company’s Form 10-K for its fiscal year ended December 31, 2005, the Company identified material weaknesses in its internal control over financial reporting in accounting for leases and in the calculation of the income tax provision. As further disclosed in that report, and as discussed below, the Company is remediating the two material weaknesses, but the remediation and testing related to these weaknesses had not been completed as of September 30, 2006. As a result of such material weaknesses, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2006.

Changes in Internal Control Over Financial Reporting

During the third fiscal quarter of 2006, there were changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting as follows:

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

The Company finalized the establishment of controls, new procedures and processes around the accounting for leases during the third quarter of 2006. These controls have not been tested as of this filing, but will be evaluated for the year ended December 31, 2006. Additionally, due to the complexities of accounting for income taxes, the Company has outsourced its income tax provision calculation, and related income tax work, to a third party. The Company recognizes the need for tax expertise to be available to handle the tax implications for various transactions and processes. The Company modified its controls, processes and policies to include the services provided by the third party, although the controls have not been evaluated as of the filing date of this Form 10-Q.

Other Matters Relating to Internal Control Over Financial Reporting

Under the Company’s agreements with Sprint Nextel, Sprint Nextel provides the Company with billing, collections, customer care, certain network operations and other back office services for the PCS operation. As a result, Sprint Nextel remitted to the Company approximately 67% of the Company’s total operating revenues for the three months ended September 30, 2006, while approximately 27% of the total operating expenses reflected in the Company’s consolidated financial statements for such period relate to charges by or through Sprint Nextel for expenses such as billing, collections and customer care, roaming expense, long-distance, and travel. Due to this relationship, the Company necessarily relies on Sprint Nextel to provide accurate, timely and sufficient data and information to properly record the Company’s revenues, expenses and accounts receivable, which underlie a substantial portion of the Company’s periodic financial statements and other financial disclosures.

Information provided by Sprint Nextel includes reports regarding the subscriber accounts receivable in the Company’s markets. Sprint Nextel provides the Company with monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level. The Company reviews these various reports to identify discrepancies or errors. Under the Company’s agreements with Sprint Nextel, the Company is entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 8% of revenue retained by Sprint Nextel. Because of the Company’s reliance on Sprint Nextel for financial information, the Company must depend on Sprint Nextel to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint Nextel’s other Sprint PCS affiliate network partners. To address this issue, Sprint Nextel engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70 (“SAS 70 reports”). Historically, the report was provided to the Company on a semi-annual basis and covered a six-month period. The most recent report covers the period from April 1, 2005 to September 30, 2005. The most recent report indicated there were no material issues that would adversely affect the information used to support the recording of the revenues and expenses provided by Sprint Nextel related to the Company’s relationship with Sprint Nextel. Sprint Nextel has informed the Company that it will not furnish the Company with a semi-annual SAS 70 report for the six-month period from October 1, 2005 through March 31, 2006, but instead will provide a SAS 70 report and review for the nine-month period ending September 30, 2006, and then a subsequent report for the two month period ended November 30, 2006. Management is monitoring information provided by Sprint Nextel for anomalies and unexpected variances that are not explained by PCS business metrics.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors

References in this Item 1A to “we,” “us” and “our” are to Shenandoah Telecommunications Company and its consolidated subsidiaries.

As previously discussed, our actual results could differ materially from our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. These and many other factors described in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 could adversely affect our operations, performance and financial condition.

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

Prior to the Sprint Nextel merger, we and Sprint Nextel entered into a forbearance agreement setting forth Sprint Nextel’s agreement to observe specified limitations in operating Nextel’s wireless business in our PCS service area. The agreement also set forth the Company’s agreement not to initiate litigation or seek certain injunctive or equitable relief against Sprint Nextel under certain circumstances, in each case during the period in which the agreement remains in effect. The agreement provided that the statute of limitations on any claims that Shentel might have against Sprint Nextel would be tolled while the agreement remained in effect. Nextel Partners was added to a July 19, 2006 amendment to the forbearance agreement between the Company and Sprint Nextel. The forbearance agreement automatically expired on August 4, 2006 in accordance with its terms upon the Court of Chancery of the State of Delaware’s issuance of a decision with respect to the pending litigation by some Sprint PCS Affiliates against Sprint Nextel. The Company is reviewing the court’s decision and considering the implications, if any, for the Company.

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

We have had discussions with Sprint Nextel regarding the continuation of our long-term relationship, the impact of the Sprint Nextel merger, and potential changes to the management agreement necessary to reflect the merger of Sprint and Nextel Communications and the acquisition of Nextel Partners by Sprint Nextel. As a result of the Sprint Nextel merger, Sprint Nextel may require us to meet additional program requirements, which we anticipate would significantly increase capital expenditures and operating expenses. To date, we have been unable to arrive at a mutually acceptable agreement with Sprint Nextel concerning such potential changes. Accordingly, we are currently considering other alternatives in our ongoing discussions with Sprint Nextel, including the possible sale of our PCS business. We are unable to predict whether or on what terms we would be able to implement a sale of our PCS business, or the ultimate resolution of our discussions with Sprint Nextel concerning our relationship with Sprint Nextel, or the impact of any such sale or other action on our financial condition or future operating results or prospects.

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

Telephone Competition. There has been a trend for incumbent local exchange carriers to see a decrease in access lines due to the effect of wireless and wireline competition and the elimination of second lines dedicated to dial-up Internet as customers migrate to broadband connections. Although the Company has not seen a material reduction in its number of access lines to date, and reported a slight increase during the 2006 nine month period, the dominating nationwide trend has been a decline in the number of access lines. There is a significant risk that a downward trend could have a material adverse effect on the Company’s telephone operations in the future.

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

Access to Property. Within our Converged Services business, many of our contracts contain exclusive provisions which have been negotiated with the owner of the MDU or with a property owner’s association. In some jurisdictions, franchised cable operators and incumbent local exchange carriers have been able to use state or local access laws to gain access to property over the owner’s objection and in derogation of any competing provider’s exclusive contractual right to serve the property. These “mandatory access” statutes typically empower only franchise cable operators and/or carriers of last resort to force access to an MDU or community and provide residential service regardless of the owner’s objections. Thus, in jurisdictions where such a mandatory access provision has been enacted, a franchised cable operator or a carrier of last resort may be able to access an MDU or fiber-to-the-home community and provide service in competition with us, regardless of whether we have an exclusive service agreement with the owner.

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

Date: November 7, 2006

EXHIBIT INDEX

Exhibit No.

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.