Form 10-K
period 2006-12-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2007-03-16
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (No Par Value) (Title of Class)	NASDAQ National Market (Name of Exchange on Which Registered)

Securities Registered Pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2006, based on the closing price of such stock on the Nasdaq National Market on such date, was approximately $340,984,000.

The number of shares of the registrant’s common stock outstanding on February 28, 2007 was 7,772,333.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of Form 10-K into which incorporated

Proxy Statement relating to Registrant’s 2007 Annual Meeting of Shareholders	Part III

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

Pursuant to a management agreement with Sprint Nextel Communications, Inc., and its related parties, (which we refer to collectively as “Sprint Nextel”) the Company is the exclusive personal communications service (“PCS”) Affiliate of Sprint Nextel providing mobility communications network products and services in the 1900 megahertz spectrum range in the four-state area extending from Harrisonburg, Virginia to Harrisburg, York and Altoona, Pennsylvania. The Company operates its PCS network under the Sprint Nextel radio spectrum license and Sprint brand. The Company also holds paging radio telecommunications licenses.

Following its acquisition of NTC Communications LLC (“NTC”) in November 2004, the Company provides high speed Internet, video and local and long distance voice services to multi-dwelling unit (“MDU”) communities (primarily off-campus student housing) in Virginia, Maryland, North Carolina, South Carolina, Georgia, Florida, Tennessee and Mississippi. At December 31, 2006, NTC served 102 MDU housing complexes.

The Company offers many of its services over its own fiber optic network of approximately 625 miles at December 31, 2006. The main lines of the network follow the Interstate 81 corridor to the Pennsylvania state line and the Interstate 66 corridor in the northwestern part of Virginia. Secondary routes provide alternative routing in the event of an outage. In addition to its own fiber network, the Company through its telephone subsidiary has a 20 percent ownership in Valley Network Partnership (“ValleyNet”), which is a partnership offering fiber network facility capacity in western, central, and northern Virginia, as well as the Interstate 81 corridor from Johnson City, Tennessee to Carlisle, Pennsylvania.

The Company’s subsidiaries are certified to offer competitive local exchange services throughout West Virginia and North Carolina, and in Virginia outside of its present telephone service area.

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

Recent Developments

Changes to the Affiliate’s Agreements with Sprint Nextel

The Company’s PCS subsidiary is one of four companies referred to as the “Sprint PCS Affiliates,” which had entered into substantially similar management and affiliation agreements with Sprint Communications Company L.P.

On March 13, 2007, the Company’s PCS Subsidiary and Sprint Nextel entered into a series of agreements, the effects of which were to:

•

Amend, as of January 1, 2007, the existing management and services agreements with Sprint Nextel to further simplify the methods used to settle revenue and expenses between the Company and Sprint Nextel;

•

Upon receipt of any required landlord consents, transfer all Sprint Nextel operated Nextel store locations within the Company’s PCS service area to the Company’s PCS Subsidiary. The Company will sell Sprint Nextel iDEN (Integrated Digital Enhanced Network) phones and provide local customer service support for Sprint Nextel iDEN customers in the Company’s service area;

•

Provide the Company and Sprint Nextel with the right under certain circumstances and subject to agreement on appropriate terms to participate in future wireless service offerings within the Company’s PCS service area; and

•	Settle all outstanding claims arising out of the merger of Sprint Corporation and Nextel Communications, Inc. and the subsequent acquisition by Sprint Nextel of Nextel Partners, Inc.

As a result of the amendments to the existing management and affiliation agreements with Sprint Nextel (the 2007 Amendments), the basis upon which the Company and Sprint Nextel settle revenue and expenses, including travel and roaming, and upon which the Company compensates Sprint Nextel for support services, such as customer service, billing, collections, long distance, national network operations support, inventory logistics support, use of the Sprint Nextel brand names, national advertising, national distribution and product development, has been simplified. As a result of the amendments, the Company and Sprint Nextel will no longer settle such amounts; nor will the Company pay Sprint Nextel a fee per subscriber or a fee for each new subscriber added.

In 2006, the Company paid Sprint Nextel approximately $12.5 million in such fees, received approximately $34.0 million in travel, wholesale and roaming revenue, and paid approximately $29.2 million in travel and related expenses, resulting in a net charge to operating income of approximately $7.7 million. In lieu of such fees and the settling of revenues and expenses for use on each other’s networks, the Company will pay Sprint Nextel a Net Service Fee equal to 8.8% of billed revenue (net of customer credits, account write offs and other billing adjustments). Had this Net Service Fee been applied to 2006 billed revenue, the charge would have been approximately $7.0 million. This 8.8% Net Service Fee is in addition to the 8% of billed revenue (net of customer credits, account write offs and other billing adjustments) currently retained by Sprint Nextel under the existing management agreement. The Net Service Fee is designed to approximate the current settlements adjusted to reflect new pricing for travel and CCPU (cash cost per user) and CPGA (cost per gross activation). The Net Service Fee is also net of the expected annual cost to provide local customer service support to Sprint Nextel iDEN customers in our local service area.

The 8.8% rate for the Net Service Fee can only be changed under certain circumstances. Until June 30, 2010, the Net Service Fee can only be changed if changes in travel patterns and wholesale usage, or the amounts necessary for Sprint Nextel to recover costs for providing services to Manager, results in the Net Service Fee (calculated using the same methods employed in setting the original rate) moving by more than two full percentage points higher to 10.8% or more, or lower to 6.8% or less. After June 30, 2010, on an annual basis either party can request a change only if such change results in the Net Service Fee moving by more than one full percentage point higher or lower than the Net Service Fee then in effect. The Net Service fee is capped at 12.0%, unless the Company’s use of services under the Services Agreement is disproportionately greater than the use of the services in similar Sprint PCS markets, in which case the parties will negotiate an alternative arrangement.

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

The Mobile segment provides tower rental space to affiliates and non-affiliates in the Company’s PCS markets.

The Holding segment invests in both affiliated and non-affiliated companies.

The Other segment includes the following entities: ShenTel Service Company, Shenandoah Cable Television, Shenandoah Network Company, Shenandoah Long Distance Company, ShenTel Communications Company, Shentel Wireless Company and Converged Services of West Virginia.

PCS Segment

Shenandoah Personal Communications Company

PCS has offered personal communications services through a digital wireless telephone and data network since 1995. In 1999, this subsidiary executed a management agreement with Sprint Nextel. The network, which utilizes code division multiple access, or CDMA, currently covers 269 miles of Interstates 81 and 83, and a 177 mile section of the Pennsylvania Turnpike between Pittsburgh and Philadelphia. Under its agreements with Sprint Nextel, the Company is the exclusive PCS Affiliate of Sprint Nextel in the Company’s territory, providing wireless mobility communications network products and services in the 1900 megahertz spectrum range. The Company had approximately 153,503 retail PCS customers and 49,378 wholesale PCS customers at December 31, 2006, increases of 24.8% and 27.5%, respectively, compared to December 31, 2005. Of the Company’s total operating revenues, 68.2% in 2006, 64.5% in 2005 and 66.2% in 2004 were generated by or through Sprint Nextel and its customers using the Company’s portion of Sprint Nextel’s nationwide PCS network. No other customer relationship generated more than 2.5% of the Company’s total operating revenues in 2006, 2005 or 2004.

Under the Sprint Nextel agreements, Sprint Nextel provides the Company significant support services, such as customer service, billing, collections, long distance, national network operations support, inventory logistics support, use of the Sprint Nextel brand names, national advertising, national distribution and product development. Prior to January 1, 2007, the Company also derived substantial travel revenue and incurred substantial travel expenses when subscribers of Sprint Nextel and Sprint Nextel’s PCS Affiliate partners incurred minutes of use in the Company’s territory and when the Company’s subscribers incur minutes of use in territories of Sprint Nextel and Sprint Nextel’s PCS Affiliate partners. The rate paid on inter-market travel was set to $0.058 per minute as of January 1, 2003. This rate was in effect through December 31, 2006 and was scheduled to decrease to $0.04 per minute as of January 1, 2007. However, as a result of the 2007 Amendments, all such settlements were eliminated as of January 1, 2007.

Sprint Nextel provides back-office and other services, including travel clearing-house functions, to the Company. Prior to January 1, 2007, the Company paid monthly fees to Sprint Nextel for these services for each current subscriber and for each added subscriber. As a result of the 2007 Amendments, these fees have been eliminated. Instead, the Company now pays Sprint Nextel a Net Service Fee of 8.8% of billed revenue (net of customer credits, account write-offs and other billing adjustments). The Net Service Fee may be adjusted under certain circumstances arising from changes in (i) travel ratios and wholesale usage and (ii) Sprint’s cost of providing services under the Sprint Nextel Agreements.

The Company records its PCS revenues, with the exception of certain roaming and equipment sales revenues, based on the PCS revenues billed, rather than revenues collected, by Sprint Nextel, net of the 8% fee retained by Sprint Nextel. The cash settlements received from Sprint Nextel are net of the 8% fee, customer credits, account write offs and other billing adjustments.

The Sprint Nextel agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements. The Company was in compliance in all material respects with these requirements as of December 31, 2006.

Additional information regarding the Company’s agreements with Sprint Nextel is set forth in Note 7 of the Company’s consolidated financial statements and related notes thereto appearing elsewhere in this report.

Telephone Segment

Shenandoah Telephone Company

Shenandoah Telephone Company provides both regulated and non-regulated telephone services to approximately 24,830 customers as of December 31, 2006, primarily in Shenandoah County and small service areas in Rockingham, Frederick, and Warren counties in Virginia. The subsidiary provides access for inter-exchange carriers to the local exchange network. This subsidiary has a 20 percent ownership interest in ValleyNet, which offers fiber network facility capacity to other communications providers in western, central, and northern Virginia, as well as the Interstate 81 corridor from Johnson City, Tennessee to Carlisle, Pennsylvania.

Converged Services Segment

Shentel Converged Services, Inc. and NTC Communications, LLC.

These subsidiaries provide bundles of high speed Internet, video and local and long distance voice services under the NTC brand to MDU residential communities throughout the southeastern United States outside of Shenandoah County. Effective January 1, 2007, NTC Communications, LLC, was merged into Shentel Converged Services. Services to MDU residential communities which cater to students will continue to be provided under the NTC brand, while the Shentel brand will be used for non-student MDU properties.

On March 14, 2007, the Company entered into a 20 year agreement to provide voice, video and internet service to a new 550 unit planned community of single family homes, townhomes and apartments known as Preston Lake and located in Rockingham County, Virginia. While the new community will be built over several years, the first homes are expected to be completed in the third quarter of 2007.

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

Other Segment including:

Shenandoah Cable Television Company

Shenandoah Cable Television Company provides coaxial cable-based television service to approximately 8,440 customers in Shenandoah County at December 31, 2006. The system is a one-way 750 megahertz hybrid fiber coaxial network. Shenandoah Cable currently offers 73 channels of analog and 147 channels of digital programming along with 8 pay per view channels. Beginning in January 2007, Shenandoah Cable initiated high definition television (HD-TV) service with an offering of 16 HD-TV channels.

ShenTel Service Company

ShenTel Service Company sells and services telecommunications equipment and provides information services and Internet access to customers in the northern Shenandoah Valley and surrounding areas. The Internet service has approximately 9,869 dial-up customers and 6,599 digital subscriber line, or DSL, customers at December 31, 2006. This subsidiary offers broadband Internet access via asymmetric digital subscriber line, or ADSL, technology in Shenandoah County, Virginia. Since 2005, DSL has been available to all customers in the Company’s regulated telephone service area.

Shenandoah Long Distance Company

Shenandoah Long Distance Company offers resale of long distance service for calls placed to locations outside the regulated telephone service area by telephone customers.

This operation purchases billing and collection services from the telephone company subsidiary similar to other long distance providers. In addition, this subsidiary markets facility leases of fiber optic capacity, owned by Shenandoah Network Company and Shenandoah Telephone Company, in surrounding counties and into Herndon, Virginia. This subsidiary had approximately 10,499 customers at December 31, 2006.

Shenandoah Network Company

This subsidiary owns and operates the Maryland and West Virginia portions of a fiber optic network along the Interstate 81 corridor. In conjunction with the telephone subsidiary, Shenandoah Network Company is associated with the ValleyNet fiber optic network.

ShenTel Communications Company

This subsidiary is certified as a CLEC in Virginia and currently provides DSL service in Front Royal, Virginia. As of December 31, 2006, there were minimal subscribers receiving service from this subsidiary.

Converged Services of West Virginia

On February 15, 2006, as previously reported, the Company announced a 20-year agreement to provide service to a planned community of single family houses, townhouses and MDUs in Ranson, West Virginia. The Company will offer a package of voice, cable television and high speed data services on an exclusive basis to all units. The Company will bill the Homeowner’s Association monthly for the basic package of services. Premium services will be billed directly to the homeowner. Due to the recent downturn in the residential housing market, this project has been delayed, and no start date has been established.

On February 15, 2006, the Company filed a petition for a certificate of public convenience and necessity to operate as a CLEC with the West Virginia Public Service Commission and an application for a cable television franchise with the City of Ranson. Both were approved, in May and June of 2006, respectively.

The Company continues to pursue other projects of this type.

Shentel Wireless Company

Shentel Wireless Company was formerly known as Shenandoah Valley Leasing Company. Through this subsidiary, the Company acquired the assets and contracts of Broadband Metro on August 31, 2005. During 2006, the Company terminated all but one of the contracts acquired from Broadband Metro. That contract was transferred to NTC, and Shentel Wireless ceased operations effective November 30, 2006.

Additional information concerning the Company’s operating segments is set forth in Note 15 of the Company’s consolidated financial statements appearing elsewhere in this report.

Competition

The communications industry is highly competitive. We compete primarily on the basis of the price, availability, reliability, variety and quality of our offerings and on the quality of our customer service. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. In particular, price competition in the integrated communications services markets generally has been intense and is expected to increase. Our competitors include, among others, larger providers such as AT&T Corp. (which recently completed its merger with BellSouth, giving AT&T Corp. full ownership of Cingular, which is being re-branded under the AT&T brand), Verizon, and various competitive carriers. The larger providers have substantially greater infrastructure, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than the Company. We also increasingly face competition from businesses offering long distance data and voice services over the Internet. These businesses could enjoy a significant cost advantage because currently they generally do not pay carrier access charges or universal service fees.

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

The emergence of service providers that use Voice Over Internet Protocol (“VOIP”) applications also could present a competitive threat. Because the regulatory status of VOIP applications is largely unsettled, providers of such applications may be able to avoid costly regulatory requirements, including the payment of intercarrier compensation. This could impede our ability to compete with these providers on the basis of price. More generally, the emergence of new service providers will increase competition, which could adversely affect our ability to succeed in the marketplace for communications services.

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

The discussion below focuses on the regulation of our wireless subsidiary, Shenandoah Personal Communications Company, and our incumbent local exchange carrier (“ILEC”) subsidiary, Shenandoah Telephone Company. Other lines of business such as our cable television operations, our MDU business, and our CLEC businesses are also subject to regulation, but these businesses are smaller relative to our core business of providing wireless and ILEC services. Shentel Converged Services, operating as both Shentel and as NTC Communications, provides voice, internet and video services solely to MDU communities, and as a result operates in a manner that generally does not subject it to direct regulation, except with respect to the voice services it provides in North Carolina.

Regulation of Wireless PCS Operations

We operate our PCS business using radio spectrum licensed to Sprint Nextel under the Sprint Nextel management agreements. Nonetheless, we are directly or indirectly subject to, or affected by, a number of regulations and requirements of the FCC and other governmental authorities.

Interconnection. The FCC has the authority to order interconnection between commercial mobile radio service (“CMRS”) providers (which includes us) and any other common carrier. The FCC has ordered local exchange carriers to provide reciprocal compensation to CMRS providers for the termination of traffic. Under these rules, we benefit from interconnection agreements negotiated by us, or by Sprint Nextel (for our wireless network) on our behalf, with Verizon and Embarq and with several smaller independent local exchange carriers. Interconnection agreements are negotiated on a statewide basis. If an agreement cannot be reached, parties to interconnection negotiations can submit outstanding disputes to federal or state regulators for arbitration. Negotiated interconnection agreements are subject to state approval.

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

Universal Service Contribution Requirements. Sprint Nextel is required to contribute to the federal universal service fund based in part on the revenues it receives in connection with our wireless operations. The purpose of this fund is to subsidize telecommunications services in rural areas, for low-income consumers, and for schools, libraries, and rural healthcare facilities. Sprint Nextel is permitted to, and does, pass through these mandated payments as surcharges paid by customers. Sprint Nextel also receives disbursements from the Federal Universal Service Fund with respect to the service area served by its business. These disbursements are passed through to us. Congress and the FCC are considering a number of major changes to the universal service rules that could affect us. For example, the FCC is considering possible changes to the current rules in which contribution obligations are assessed as a variable percentage of interstate end-user telecommunications revenues. The FCC could, instead, impose the contribution obligations based on the number of telephone numbers, the number of end-user connections, or on some other basis. In June 2006, the FCC took steps to increase the universal service fund contribution obligations of wireless carriers by adjusting the proportion of wireless traffic that is presumed to be interstate, and thus subject to the contribution mechanism, for carriers that do not report distinctions between the interstate and intrastate traffic on their networks. Although we do not expect to be affected directly by this particular change, other developments may cause the share of payments from wireless companies to increase or decrease, and the overall size of the fund to increase, resulting in greater payment obligations for all carriers. Separately, Congress is considering legislation that could affect the manner in which contribution obligations are assessed, as well as the scope of the programs that continue to receiving funding. It is not possible to predict whether and how these changes could affect the extent of our total federal universal service assessments, the amounts we receive with respect to our PCS operations or our ability to recover costs associated with the universal service fund.

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

Transfers, Assignments and Changes of Control of PCS Licenses. The FCC must give prior approval to the assignment of, or transfers involving, substantial changes in ownership or control of a PCS license. The FCC also requires licensees to maintain effective working control over their licenses. Our agreements with Sprint Nextel reflect an alliance that the parties believe meets the FCC requirements for licensee control of licensed spectrum. If the FCC were to determine that the Sprint Nextel PCS agreements need to be modified to increase the level of licensee control, we have agreed with Sprint Nextel under the terms of our Sprint Nextel PCS agreements to use our best efforts to modify the agreements as necessary to cause the agreements to comply with applicable law and to preserve to the extent possible the economic arrangements set forth in the agreements. If the agreements cannot be modified, the agreements may be terminated pursuant to their terms. The FCC could also impose sanctions on the Company.

PCS licenses are granted for ten-year periods. Licensees have an expectance of license renewal if they have provided “substantial” performance and complied with FCC rules, and policies and the Communications Act of 1934.

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

The FCC’s decision to license a proposed tower may be subject to environmental review pursuant to the National Environmental Policy Act of 1969, or NEPA, which requires federal agencies to evaluate the environmental impacts of their decisions under some circumstances. FCC regulations implementing NEPA place responsibility on each applicant to investigate any potential environmental effects, including health effects relating to radio frequency emissions, of a proposed operation and to disclose any significant effects on the environment to the agency prior to commencing construction. In the event that the FCC determines that a proposed tower would have a significant environmental impact, the FCC would require preparation of an environmental impact statement. In addition, tower construction is subject to regulations implementing the National Historic Preservation Act. Compliance with environmental or historic preservation requirements could significantly delay or prevent the registration or construction of a particular tower or make tower construction more costly. In some jurisdictions, local laws or regulations may impose similar requirements.

Wireless Facilities Siting. States and localities are authorized to engage in forms of regulation, including zoning and land-use regulation, that affect our ability to select and modify sites for wireless facilities. States and localities may not engage in forms of regulation that effectively prohibit the provision of wireless services, discriminate among providers of such services, or use radio frequency health effects as a basis to regulate the placement, construction or operation of wireless facilities. Courts and the FCC routinely are asked to review whether state and local zoning and land-use actions should be preempted by federal law, and the FCC also is routinely asked to consider other issues affecting wireless facilities siting in other proceedings. We cannot predict the outcome of these proceedings or the effect they may have on us.

Enhanced 911. In order to enable wireless customers to dial 911 for emergency medical or police assistance, and ensure that emergency service providers will be able to locate the wireless user, the FCC has required all wireless providers to provide enhanced 911 (or “E911”) by the end of 2005. To date, we are in compliance with the provisions of these rules and conditional waivers.

Communications Assistance for Law Enforcement Act. The Communications Assistance for Law Enforcement Act or CALEA, was enacted in 1994 to preserve electronic surveillance capabilities by law enforcement officials in the face of rapidly changing telecommunications technology. CALEA requires telecommunications carriers, including us, to modify their equipment, facilities, and services to allow for authorized electronic surveillance based on either industry or FCC standards. Following adoption of interim standards and a lengthy rulemaking proceeding, including an appeal and remand proceeding, all carriers were required to be in compliance with the CALEA requirements as of June 30, 2002. Compliance requirements for providers of broadband and VOIP service that connect to the public switched telephone network went into effect more recently. We are currently in compliance with the CALEA requirements.

Local Number Portability. All covered CMRS providers, including us, are required to allow wireless customers to retain their existing telephone numbers when switching from one telecommunications carrier to another. These rules are generally referred to as wireless local number portability (“WLNP”). To date, the WLNP mandate has had a nominal impact on costs, subscriber turnover rates, and subscriber acquisition and retention costs. The future volume of any porting requests, and the processing costs related thereto, may increase our operating costs in the future.

Number Pooling. The FCC regulates the assignment and use of telephone numbers by wireless and other telecommunications carriers to preserve numbering resources. CMRS providers in the top 100 markets are required to be capable of sharing blocks of 10,000 numbers among themselves in subsets of 1,000 numbers (“1000s-block number pooling”); the FCC considers state requests to implement 1000s-block number pooling in smaller markets on a case-by-case basis, and has granted such requests in the past. In addition, all CMRS carriers, including those operating outside the top 100 markets, must be able to support roaming calls on their network placed by users with pooled numbers. Wireless carriers must also maintain detailed records of the numbers they have used, subject to audit. The pooling requirements may impose additional costs and increase operating expenses on us and limit our access to numbering resources.

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

Consumer Privacy. The Company is subject to various federal and state laws intended to protect the privacy of end-users who subscribe to the Company’s services. For example, the FCC has regulations that place restrictions on the permissible uses that the Company can make of customer-specific information, known as “Customer Proprietary Network Information” or “CPNI,” received from subscribers. Laws imposing criminal and other penalties for the violation of certain CPNI requirements and related privacy protections also was recently enacted. In addition, restrictions exist, and new restrictions are considered from time to time by Congress, federal agencies and states, on the extent to which wireless data customers may be subjected to receiving unsolicited text messages, junk e-mail or spam. One such restriction, which became effective on October 18, 2004, prohibits sending commercial messages to any address referencing an Internet domain name associated with wireless subscriber messaging services and requires that all CMRS providers submit to the FCC a list of their Internet domain names that are associated with wireless subscriber messaging services. Congress, federal agencies and certain states also are considering and may in the future consider imposing additional requirements on entities that possess consumer information to protect the privacy of consumers. Complying with these requirements may impose costs on us or compel us to alter the way we provide or promote our services.

Consumer Protection. Many members of the wireless industry, including us, have voluntarily committed to comply with the CTIA Consumer Code for Wireless, which includes consumer protection provisions regarding the content and format of bills; advance disclosures regarding rates, terms of service, contract provisions, and network coverage; and the right to terminate service after a trial period or after changes to contract provisions are implemented. Both the FCC and the state commissions are considering imposing additional consumer protection requirements upon wireless service providers, and a number of regulatory proceedings are pending. Courts also have had – and in the future may continue to have – an effect on the extent to which matters pertaining to the content and format of wireless bills can be regulated at the state level. Any further changes to these and similar requirements could increase our costs of doing business and our costs of acquiring and retaining customers.

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

State Regulation. Shenandoah Telephone’s rates for local exchange service, intrastate toll service, and intrastate access charges are subject to the approval of the VSCC. The VSCC also establishes and oversees implementation of the provisions of the federal and state telecommunications laws, including interconnection requirements, promotion of competition, and the deployment of advanced services. The VSCC also regulates rates, service areas, service standards, accounting methods, affiliated charge transactions and certain other financial transactions.

Regulation of Inter-carrier Compensation. Shenandoah Telephone participates in the access revenue pools administered by the FCC-supervised National Exchange Carrier Association (“NECA”), which collects and distributes the revenues from interstate access charges that long-distance carriers pay us for originating and terminating interstate calls over our network. Shenandoah Telephone also participates in some NECA tariffs that govern the rates, terms, and conditions of our interstate access offerings. Some of those tariffs are under review by the FCC, and we may be obligated to refund affected access charges collected in the past or in the future if the FCC ultimately finds that the tariffed rates were unreasonable. We cannot predict whether, when, and to what extent such refunds may be due.

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

The FCC is also considering implementing incentive-type regulation for rate of return carriers, including us. The FCC is also considering additional questions regarding what compensation carriers, including but not limited to wireless carriers, competitive local exchange carriers, VOIP providers and providers of other Internet-enabled services, should pay (and receive) for their traffic interconnected with ILEC networks. These changes could increase our expenses, but at this time we cannot estimate the amount of such additional expenses.

In connection with a petition filed in January 2007 by Verizon Virginia Inc. regarding the intrastate access charges charged by CLEC’s, the VSCC has raised the issue of whether it should open a generic proceeding to consider the appropriate level(s) of intrastate access charges for all local exchange carriers. We cannot predict whether the VSCC will decide to initiate such a proceeding or the outcome of any such proceeding if it is initiated.

Interstate and intrastate access charges are an important source of revenues for Shenandoah Telephone’s operations. Unless these revenues can be recovered as they are at present, or through a new universal service mechanism, or be reflected in higher rates to the local end user, or unless other methods of cost recovery can be created, the loss of revenues to us could be significant. There can be no assurance that access charges in their present form will be continued or that sufficient substitutes for the lost revenues will be provided. If access charges are reduced without sufficient substitutes for the lost revenues, this could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, changes to the inter-carrier compensation rules and policies could have a material impact on our competitive position vis-à-vis other service providers, particularly in our ability to proactively make improvements in our networks and systems.

Universal Service Fund. Shenandoah Telephone receives revenues from the federal universal service fund (“USF”). As discussed above (with respect to wireless regulation), the FCC is considering major changes to the rules regarding mandated payments from carriers into the USF. In addition, the FCC is considering potential changes to the rules governing disbursements from the USF to rural ILECs such as Shenandoah Telephone, and to other providers. Despite interim adjustments to make the funding of the USF more sustainable, the FCC has indicated that additional changes are necessary to stabilize the USF. Total funding of universal service has increased considerably in recent years, and some members of the FCC and Congress have expressed concerns that the cost of such funding will soon reach unacceptable levels. Changes to the inter-carrier compensation rules that reduce levels of access charges could be accompanied by increases in the universal service fund. Changes that reduce the size of the USF and payments to Shenandoah Telephone (or to our PCS operations) could have an adverse impact on the Company’s financial position, results of operations, and cash flows.

All forms of federal USF support available to incumbent local exchange carriers are now available to any local competitor that qualifies for support as an “eligible telecommunications carrier.” At least three wireless carriers – Sprint Nextel, U.S. Cellular and Alltel – have received designation as eligible telecommunications carriers in Shenandoah Telephone’s service area. The FCC recently adopted changes that make it somewhat more difficult for wireless carriers and other prospective entrants to obtain designation as eligible telecommunications carriers. The FCC and the Federal-State Joint Board are also currently considering whether to change the rules governing the amount of support to be disbursed to competitive eligible telecommunications carriers, which could make it more or less attractive for wireless carriers and other prospective entrants to enter our Shenandoah Telephone service areas.

The FCC mandated that, effective on October 1, 2004, the Universal Service Administrative Company (“USAC”) must begin accounting for the USF program in accordance with generally accepted accounting principles for federal agencies, rather than the accounting rules that USAC formerly used. This accounting method change subjected USAC to the Anti-Deficiency Act (the “ADA”), the effect of which could have caused delays in USF payments to USF program recipients and significantly increase the amount of USF regulatory fees charged to wireline and wireless consumers. Since 2004, Congress has adopted short term exemptions for the USAC from the ADA to allow for a more thorough review of the impact the ADA would have on the universal service program. Congress has from time to time considered adopting a longer term exemption for the USAC from the ADA, but we cannot predict whether any such exemption will be adopted or the effect it may have on the Company.

The FCC, USAC, and other authorities have conducted, and in the future are expected to continue to conduct, more extensive audits of USF support recipients, as well as other heightened oversight activities. The impact of these activities on the Company, if any, is uncertain.

Other Regulatory Obligations. Shenandoah Telephone, like our PCS operations, is subject to requirements relating to CPNI, CALEA implementation, interconnection, access to rights of way, number portability, number pooling, accessibility of telecommunications for those with disabilities, and other obligations. Further, like our PCS operations, Shenandoah Telephone in the future may be subject to federal and state requirements being considered to protect consumer privacy. If adopted, these and other such requirements could increase our costs or limit the way we provide or promote our services. In 2005, the FCC ruled that providers of interconnected broadband or VOIP services are subject to the requirements of CALEA; and it is possible that additional regulatory obligations will be applied to these types of service in the future. We cannot predict whether or when these additional obligations may be applied or the effect they may have on the Company and our competitors.

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

Net Neutrality. Although the broadband Internet services industry has largely remained unregulated, there has been legislative and regulatory interest in adopting so-called “net neutrality” principles that could, among other things, prohibit service providers from slowing or blocking access to certain content, applications, or services available on the Internet and otherwise limit their ability to manage their networks efficiently and develop new products and services. The FCC in 2005 adopted a non-binding policy statement expressing its view that consumers are entitled to access lawful Internet content and to run applications and use services of their choice, subject to the needs of law enforcement. In addition, in connection with its approval of the AT&T-SBC, AT&T-Bell South, and Verizon-MCI mergers, the FCC required the post-merger entities to comply with certain net neutrality requirements for a defined period of time. If some form of net neutrality legislation or regulations are adopted, it could impair the Company’s ability to effectively manage its broadband network and explore enhanced service options for customers.

Long-Distance Services. We provide long distance service to our customers through our subsidiary, Shenandoah Long Distance Company. Our long distance rates are not subject to FCC regulation, but we are required to offer long-distance service through a subsidiary other than Shenandoah Telephone, to disclose our long distance rates on a website, to maintain geographically averaged rates, to pay contributions to the universal service fund and other mandatory payments based on our long-distance revenues, and to comply with other filing and regulatory requirements. We are in compliance with these requirements.

CLEC Operations. We are authorized to operate as a CLEC in Virginia, West Virginia and North Carolina. CLECs generally are subject to federal and state regulations that are similar to, but not as stringent as, those that apply to our ILEC operations.

Regulation of Cable Television and Other Video Service Operations

Through Shenandoah Cable Company, we hold franchises to provide cable service in the following jurisdictions within Virginia: Mount Jackson; New Market and the unincorporated areas of Shenandoah County; Strasburg; Toms Brook and Woodstock. Through Shentel Converged Services of West Virginia, we have a franchise to provide cable service in a portion of the City of Ranson, West Virginia.

The provision of cable service generally is subject to regulation by the FCC and also must comply with the terms of the franchise agreement between the provider and the local franchising authority. Some states have enacted regulations that also can affect certain aspects of a cable service provider’s operations.

Pricing and Packaging. Congress and the FCC from time to time consider imposing new pricing restrictions on cable service providers. We cannot predict whether or when such new pricing restrictions may be imposed on us or what effect they would have on our ability to provide cable service. Congress and the FCC also from time to time consider imposing new regulations on the packaging of cable programming, including a la carte requirements. We cannot predict whether or when such packaging regulations may be imposed on us or what effect such regulations would have on our ability to provide cable service.

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

Franchise Matters. Cable service providers generally must apply for and obtain non-exclusive franchises from local or state franchising authorities before providing cable service. The terms and conditions of franchises vary among jurisdictions, but franchises generally last for a fixed term, require the cable service provider to pay a franchise fee, and contain certain service quality and customer service obligations. A small number of states today have processes in place for obtaining state-wide franchises, and legislation has been introduced from time to time in Congress and in various states, including those in which we provide some form of video service, that would require the implementation of state-wide franchising processes. Although we cannot predict whether state-wide franchising will become ubiquitous, it would, if implemented, likely lower barriers to entry and increase competition in the marketplace for video services. In 2006, the FCC adopted new rules to govern the terms and conditions under which franchising authorities can award franchises to entities that compete against incumbent cable service operators. These rules generally limit the ability of franchising authorities to impose certain requirements on and extract certain concessions from new entrants. We cannot predict the extent to which these rules and other developments will accelerate the pace of new entry into the video market or the effect, if any, they may have on our cable operations.

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

Preferred Access and Inside Wiring. Through our subsidiary, Shentel Converged Services, we are a party to agreements that enable us to serve as the preferred or exclusive provider of cable and other services in certain buildings and developments. Certain states have enacted laws and regulations that discourage or prevent such agreements; other states in which we operate are considering enacting such laws and regulations while others are not. Our ability to preserve our existing agreements and enter into new agreements will depend in part on the extent to which applicable federal and state laws and regulations continue to permit this activity. Changes to federal and state regulations governing the ownership and control over inside wiring in a subscriber’s premises also may affect our ability to enter into preferred or exclusive agreements.

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

Private Cable Service. One of our operating subsidiaries, Shentel Converged Services, Inc. provides a combination of voice, video and data services to residents of MDU’s such as apartment buildings. This operating subsidiary has limited regulatory obligations in connection with the video portion of its service offering because it does not use any public rights-of-way to deliver its service. If, however, the regulatory environment affecting this operating subsidiary or its video service changes, it may be subject to additional regulatory obligations which could increase its cost of operating, and in turn its ability to compete.

Access to Property. Within our converged Services business, many of our contracts contain exclusive provisions which have been negotiated with the owner of the MDU or with a property owner’s association. In some jurisdictions, franchised cable operators and incumbent local exchange carriers have been able to use state or local access laws to gain access to property over the owner’s objection and in derogation of any competing provider’s exclusive contractual right to serve the property. These “mandatory access” statutes typically empower only franchised cable operators and/or carriers of last resort to force access to an MDU or community and provide residential service regardless of the owner’s objections. Thus, in jurisdictions where such a mandatory access provision has been enacted, a franchised cable operator or a carrier of last resort may be able to access an MDU or a fiber-to-the-home community and provide service in competition with us, regardless of whether we have an exclusive service agreement with the property owner.

Employees

At December 31, 2006, we had approximately 387 employees, of whom approximately 356 were full-time employees. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

In December 2006, the Company offered early retirement to 58 employees. As of the expiration of the offer period on January 24, 2007, 32 employees had accepted the early retirement offer, and set retirement dates through April 30, 2007. In recent months, through a combination of normal attrition, a hiring freeze, the early retirement and a reduction in force, the Company eliminated 47 net positions, terminating ten employees, including three hired on a temporary basis.

Executive Officers

The following table presents information about our executive officers who, other than Christopher E. French, are not members of our board of directors.

Name	Title	Age	Date in Position

Christopher E. French	President	49	April 1988

Earle A. MacKenzie	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer	54	June 2003

David E. Ferguson	Vice President of Customer Services	61	November 1982

David K. MacDonald	Vice President of Operations	53	May 1998

Laurence F. Paxton	Vice President of Information Systems	54	June 2003

William L. Pirtle	Vice President of Sales	47	April 2004

Jonathan R. Spencer	Vice President, General Counsel and Secretary	45	July 2004

Mr. French has served as President and Chief Executive Officer of the Company and its subsidiaries since 1988 and a director of the Company since 1996. Mr. French also serves on the Board of Directors of First National Corporation.

Before joining the Company, Mr. MacKenzie served from May 1999 to November 2002 as President of Broadslate Networks, Inc., a start-up data services provider.

Before becoming Vice President of Information Systems, Mr. Paxton served as the Company’s Vice President of Finance since June 1991. Mr. Paxton elected to accept the Company’s early retirement offer in January 2007, and is expected to retire effective March 30, 2007.

Prior to becoming Vice President of Sales, Mr. Pirtle had served as the Company’s Vice President of Personal Communications Services since November 1996.

Mr. Spencer has been Company Secretary since May 2005 and General Counsel since July 2004. Mr. Spencer briefly left the Company during the summer of 2006 before returning to his positions in October 2006. Before joining the Company as General Counsel, Mr. Spencer was an attorney in private practice in Washington, D.C., where he specialized in telecommunications, corporate and securities law. From May 2000 until June 2003, Mr. Spencer was Vice President and Associate General Counsel of Cable & Wireless Global, a global telecommunications provider. During his service with Cable & Wireless, Mr. Spencer also served as a director of a number of that company’s European subsidiaries.

In addition to the above officers serving as of December 31, 2006, Nancy Stadler served as Vice President of Marketing, David Lasier served as Vice President of Wireless Services, and Mr. Jeffrey Pompeo served as Vice President, Technology, during 2006. Ms. Stadler resigned effective June 8, 2006, Mr. Lasier resigned effective September 30, 2006, and Mr. Pompeo resigned effective December 31, 2006.

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

We also make available on our website, and in print to any shareholder who requests them, copies of the charters of each standing committee of our board of directors and our code of business conduct and ethics. Requests for copies of these documents may be directed to our Company Secretary at Shenandoah Telecommunications Company, P.O. Box 459, 500 Shentel Way, Edinburg, Virginia 22824. To the extent required by SEC rules, we intend to disclose any amendments to our code of conduct and ethics, and any waiver of a provision of the code with respect to the Company’s directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website referred to above within five business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

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

The wireless personal communications services industry in general, including the operations of Sprint Nextel and its PCS Affiliates, has experienced a rate of churn higher than industry average rates. We experienced a relatively consistent churn rate in 2005 and 2006. Our 2007 business plan assumes that our churn rate will remain fairly stable under existing operating conditions. Because of significant competition in the industry and general economic conditions, among other factors, this stability may not occur and the future rate of subscriber turnover may be higher than rates in recent periods. Factors that may contribute to higher churn include the following:

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

A high rate of subscriber turnover could increase the costs we incur in obtaining new subscribers, especially because, consistent with industry practice, we subsidize some of the costs related to the purchases of handsets by subscribers.

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

As our subscriber base matures, and technological innovations occur, we anticipate that existing subscribers will continue to upgrade to new wireless handsets. To discourage customer defections to competitors, we subsidize a portion of the price of wireless handsets and in some cases incur sales commissions for handset upgrades. If more subscribers upgrade to new wireless handsets than we project, our results of operations would be adversely affected. If we do not continue to subsidize the cost of the handsets for handset upgrades, subscribers could choose to deactivate the service and move to other carriers.

If we are unable to secure additional tower sites or leases to install equipment to expand the wireless coverage, the level of service we provide could be adversely affected.

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

There has been a trend for incumbent local exchange carriers to see a decrease in access lines due to the effect of wireless and wireline competition and the elimination of second lines dedicated to dial-up Internet as customers migrate to broadband connections. Although the Company has not seen a material reduction in its number of access lines to date, and reported a slight increase during 2006, the dominating nationwide trend has been a decline in the number of access lines. There is a significant risk that a downward trend could have a material adverse effect on the Company’s telephone operations in the future.

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

Although the broadband Internet services industry has largely remained unregulated, there has been legislative and regulatory interest in adopting so-called “net neutrality” principles that could, among other things, prohibit service providers from slowing or blocking access to certain content, applications, or services available on the Internet and otherwise limit their ability to manage their networks efficiently and develop new products and services. In 2005, the FCC adopted a non-binding policy statement expressing its view that consumers are entitled to access lawful Internet content and to run applications and use services of their choice, subject to the needs of law enforcement. If some form of net neutrality legislation or regulations were adopted, it could impair the Company’s ability to effectively manage its broadband network and explore enhanced service options for customers.

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

Risks Related to Our Cable and Converged Services Businesses

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

In 2006, the State of Virginia adopted legislation to make it easier for companies to obtain local franchises to provide cable television service. Also in 2006, the FCC adopted new rules which substantially reduce the cost of obtaining or competing with a local franchise; however, these new rules are subject to challenge. Any such change, while making it easier for the Company to expand its Converged Services’ video service and cable television business, may also result in increased competition for such businesses.

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

Risks Related to Our Relationship with Sprint Nextel

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

We rely on Sprint Nextel’s roaming arrangements with other wireless service providers for coverage in some areas where Sprint PCS service is not yet available. If customers are not able to roam quickly or efficiently onto other wireless networks, we may lose current subscribers and Sprint PCS wireless services may be less attractive to new subscribers.

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

Under limited circumstances involving a breach by the Company, Sprint Nextel may purchase the operating assets of our PCS operations at a discount. In addition, Sprint Nextel must approve any assignment of the Sprint Nextel agreements by us. Sprint Nextel also has a right of first refusal to purchase our PCS operating assets if we decide to sell those assets to a third party. These restrictions and other restrictions contained in the Sprint Nextel agreements could adversely affect the value of our common stock, may limit our ability to sell the foregoing assets on advantageous terms, may reduce the value a buyer would be willing to pay, and may reduce the “entire business value,” as described in the Sprint Nextel agreements.

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

Our PCS operations are dependent on Sprint Nextel’s national network and on the networks of other Sprint PCS Affiliates. Sprint Nextel’s digital wireless network may not provide nationwide coverage to the same extent as the networks of its competitors, which could adversely affect our ability to attract and retain subscribers. Sprint Nextel currently intends to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide network through its own construction efforts and those of its PCS Affiliates. Sprint Nextel is still constructing its nationwide network and does not offer PCS services, either on its own network or through its roaming agreements, in every part of the United States. Sprint Nextel has entered into management agreements similar to its agreement with us with companies in other markets under its nationwide digital wireless build-out strategy.

If other PCS Affiliates of Sprint Nextel have financial difficulties or cease operating, or if Sprint Nextel’s PCS licenses are not renewed or are revoked, our PCS business would be harmed.

Sprint Nextel’s national digital wireless network involves a combination of networks. The networks serving large metropolitan areas are owned and operated by Sprint Nextel, while those serving connecting areas may be owned and operated by Sprint PCS Affiliates or other network providers, all of which are independent companies. Although the total number of Sprint PCS Affiliates has been declining in the aggregate due to acquisitions by Sprint Nextel, Sprint Nextel’s CDMA wireless network could be disrupted if any of the remaining Sprint PCS Affiliates experiences financial difficulties. Although Sprint Nextel may have the right to operate the network in the affected territory, there can be no assurance that the transition from the applicable Sprint PCS Affiliate would occur in a timely and effective manner.

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

Not applicable.

ITEM 2. PROPERTIES

The Company owns its corporate headquarters, which occupies a 60,000-square foot building in Edinburg, Virginia. The Company also owns a 26,500-square foot building in Edinburg that houses the Company’s main switching center and technical staff, a 10,700-square foot building in Edinburg used for customer services and retail sales, a 5,700-square foot service building outside of the town limits of Edinburg and a 10,100-square foot building in Winchester, Virginia used for both the Company’s retail sales and office space and rental space to a non-affiliated tenant.

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

The Company leases a warehouse, office space and an operations area in Pennsylvania to support the network and sales efforts in the central Pennsylvania market. The Company also leases office space in Harrisonburg and Blacksburg, Virginia, and retail space in Harrisonburg and Front Royal, Virginia, Hagerstown, Maryland, Martinsburg, West Virginia and Mechanicsburg and York, Pennsylvania. The Company leases land, buildings and tower space in support of its PCS operations. As of December 31, 2006, the Company had 332 sites, including sites on property owned by the Company. The leases for the foregoing land, buildings and tower space expire on various dates between 2007 and 2046. For information about these leases, see Note 13 to the consolidated financial statements appearing elsewhere in this report.

The Company plans to lease additional land, equipment space, and retail space in support of the ongoing PCS, NTC and Converged Services expansion.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the Nasdaq National Market under the symbol “SHEN.” The following table shows the closing high and low sales prices per share of common stock as reported by the Nasdaq National Market for each quarter during the last two years:

2006	High	Low

Fourth Quarter	$49.98	$42.54
Third Quarter	47.00	40.65
Second Quarter	47.00	40.25
First Quarter	47.94	39.84

2005	High	Low

Fourth Quarter	$46.60	$37.02
Third Quarter	52.66	36.65
Second Quarter	40.00	28.05
First Quarter	31.00	25.28

As of February 27, 2006, there were approximately 4,122 holders of record of the Company’s common stock.

Shenandoah Telecommunications Company historically has paid annual cash dividends on or about December 1 of each year. The regular cash dividend was $0.48 per share in 2006 and $0.46 per share in 2005. In 2006, in conjunction with the payment of the annual cash dividend, the Company also paid a special cash dividend of $0.27 per share, representing a distribution of a portion of the gain on the liquidation of the RTB stock in the first quarter of 2006. Dividends are paid to Shenandoah Telecommunications Company shareholders from dividends paid to it by its operating subsidiaries.

The Company awards stock options to its employees meeting certain eligibility requirements under plans approved by its shareholders in 1995 and 2006. Outstanding options and the number of shares available for future issuance as of December 31, 2006 were as follows:

	Number of securities to be issued upon exercise of options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

1995 stock option plan	122,654	$25.09	—
2006 stock option plan	—	—	480,000

Total	122,654	$25.09	480,000

The following graph and table show the cumulative total shareholder return on the Company’s common stock compared to the Nasdaq U.S. Index and the Nasdaq Telecommunications Index for the period between December 31, 2001 and December 29, 2006, which was the last trading day in 2006. The Nasdaq Telecommunications Index includes over 240 companies that represent a wide mix of telecommunications service and equipment providers, and also includes other Sprint PCS affiliates and smaller carriers that offer similar products and serve similar markets. The graph assumes $100 was invested on December 31, 2001 in (1) the Company’s common stock, (2) the Nasdaq U.S. Index and (3) the Nasdaq Telecommunications

Index, and that all dividends were reinvested and market capitalization weighting as of December 31, 2002, 2003, 2004, 2005 and 2006.

	2001	2002	2003	2004	2005	2006

Shenandoah Telecommunications Company	100	126	135	159	214	257
Nasdaq U.S. Index	100	69	103	112	115	126
Nasdaq Telecommunications Index	100	46	77	82	78	102

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders. When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased. The following table provides information about the Company’s repurchases of fractional shares during the three months ended December 31, 2006:

	Number of Shares Purchased	Average Price Paid per Share

October 1 to October 31	2	$43.67
November 1 to November 30	4	$46.01
December 1 to December 31	1	$47.41

Total	7	$45.52

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial data as of December 31, 2006, 2005, 2004, 2003 and 2002 and for each of the years in the five-year period ended December 31, 2006.

The selected financial data as of December 31, 2006, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2006 are derived from the Company’s audited consolidated financial statements appearing elsewhere in this report. The selected financial data as of December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002 are derived from the Company’s financial statements.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

( in thousands, except share and per share data.)

	2006 (a)	2005 (a)	2004 (a)	2003	2002

Operating revenues	$169,195	$146,391	$120,994	$105,661	$92,764
Operating expenses	148,021	127,015	102,983	87,740	83,878
Interest expense	2,362	3,076	3,129	3,510	4,195
Income taxes (benefit)	12,370	6,716	5,921	5,166	(2,223)

Net income (loss) from continuing operations (b)	$17,999	$10,735	$10,038	$9,539	$(3,150)
Discontinued operations, net of tax	—	—	—	22,389	7,412
Cumulative effect of a change in accounting, net of tax	(77)	—	—	(76)	—
Net income	$17,922	$10,735	$10,038	$31,852	$4,262
Total assets	207,720	204,921	211,421	185,520	163,927
Total debt – including current maturities	26,016	35,918	52,291	43,346	52,043

Shareholder Information
Shares outstanding	7,761,428	7,687,045	7,629,810	7,592,768	7,551,818
Income (loss) per share from Continuing operations-diluted	$2.31	$1.39	$1.31	$1.25	$(0.42)
Income per share from discontinued operations-diluted	—	—	—	2.94	0.98
Loss per share from cumulative effect of a change in accounting	(0.01)	—	—	(0.01)	—
Net income per share-diluted	2.30	1.39	1.31	4.18	0.56
Cash dividends per share	$0.75	$0.46	$0.43	$0.39	$0.37

All share and per share figures reflect the 2-for-1 stock split effected February 23, 2004.

(a)	These selected financial data have been derived from the Company’s consolidated financial statements which appear elsewhere in this report.

(b)	The 2006 balance shown includes a gain of $6.4 million, net of tax, relating to the disposition of the RTB stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries. These subsidiaries provide local exchange telephone services and wireless personal communications services (as a Sprint PCS affiliate), as well as cable television, video, Internet and data services, long distance, sale of telecommunications equipment, fiber optics facilities, paging and leased tower facilities. The Company has the following six reporting segments, which it operates and manages as strategic business units organized geographically and by line of business:

•	wireless personal communications services, or PCS, as a Sprint PCS affiliate, through Shenandoah Personal Communications Company;

•	telephone, which involves the provision of regulated and non-regulated telephone services, through Shenandoah Telephone Company;

•	converged services, which involves the provision of data, video, voice and long-distance services, through Shentel Converged Services, Inc.;

•	mobile, which involves the provision of tower leases and paging services, through Shenandoah Mobile Company;

•	holding, which involves the provision of investments and management services to its subsidiaries, through Shenandoah Telecommunications Company; and

•

other, which involves the provision of Internet, cable television, network facility leasing, long-distance, CLEC, and wireless broadband services, through ShenTel Service Company, Shenandoah Cable Television, Shenandoah Network Company, Shenandoah Long Distance Company and ShenTel Communications Company.

During the third quarter of 2005, Shenandoah Valley Leasing Company changed its name to Shentel Wireless Company to record the activities associated with the Company’s Wireless Broadband Group. During the fourth quarter of 2006, Shentel Wireless Company terminated all but one contract to provide wireless services, transferred that contract to Shentel Converged Services, Inc., and ceased operations.

The Company is the exclusive provider of wireless mobility communications network products and services on the 1900 MHz band under the Sprint brand from Harrisonburg, Virginia to Harrisburg, York and Altoona, Pennsylvania. The Company’s primary service area for the telephone, cable television and long-distance business is Shenandoah County, Virginia. The county is a rural area in northwestern Virginia, with a population of approximately 39,000 inhabitants, which has increased by approximately 4,000 since 2000. While a number of new housing developments are being planned for Shenandoah County, the Company believes that the potential for significant numbers of additional wireline customers in the Shenandoah County operating area is limited. In 2002, the Company established a competitive local exchange carrier in Virginia to provide services outside of its regulated telephone service area on a limited basis.

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

Allocations. In connection with the adoption of a new affiliates agreement which was approved by the Virginia State Corporation Commission effective January 1, 2005, and pursuant to assignment and assumption agreements between Shentel Management Company and Shenandoah Telephone Company, and the Company’s other subsidiaries, effective January 1, 2005, all employees and certain assets and liabilities of these subsidiaries were transferred to Shentel Management Company which is now the entity through which all shared services and shared assets are provided to all existing and future affiliates of the Company. The new affiliate’s agreement had no impact on the consolidated financial statements, but it has affected the allocation of costs amongst the Company’s subsidiaries. These costs are included in cost of goods and services and selling, general and administrative expenses in the Company’s consolidated statements of income. Total allocated costs decreased $1.1 million from 2005 to 2006. The PCS segment benefited most from the changes in allocation, as its allocated costs declined by $2.4 million in 2006 from 2005. The Converged Services segment was allocated $1.0 million more in 2006 than 2005, due to additional labor hours charged to various projects (including the customer interface/billing system project, roll-out of new properties, and equipment upgrades and maintenance issues), as well as to additional management focus on this segment.

Additional Information About the Company’s Business

The following table shows selected operating statistics of the Company for the most recent five quarters.

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,

	2006	2006	2006	2006	2005

Telephone Access Lines	24,830	24,849	24,935	24,988	24,740
Cable Television Subscribers	8,440	8,478	8,555	8,629	8,684
Dial-up Internet Subscribers	9,869	10,714	11,512	12,069	12,498
DSL Subscribers	6,599	5,967	5,373	5,089	4,748
Retail PCS Subscribers	153,503	141,594	134,559	129,124	122,975
Wholesale PCS Users (1)	49,378	42,264	40,013	39,798	38,726
Long Distance Subscribers	10,499	10,523	10,458	10,431	10,418
Fiber Route Miles	625	620	618	616	616
Total Fiber Miles	33,764	33,612	33,444	33,367	33,201
Long Distance Calls (000) (2)	7,235	7,045	7,003	6,745	6,686
Total Switched Access Minutes (000)	80,587	77,848	76,019	74,361	75,209
Originating Switched Access Minutes (000)	23,995	23,421	22,484	22,541	21,807
Employees (full time equivalents)	376	380	382	391	387
CDMA Base Stations (sites)	332	331	328	325	311
Towers (100 foot and over)	100	99	97	94	85
Towers (under 100 foot)	13	13	13	13	13
PCS Market POPS (000) (3)	2,268	2,268	2,242	2,236	2,236
PCS Covered POPS (000) (3)	1,752	1,750	1,728	1,704	1,704
PCS Average Monthly Retail Churn % (4)	1.9%	1.9%	1.9%	1.9%	1.9%
Converged Services (NTC) Properties Served (5)	102	108	106	108	109
Converged Services (NTC) Bulk Accounts (6)	43	45	41	40	41
Converged Services (NTC) Retail Accounts (7)(8)	15,326	15,337	8,477	9,937	10,009
Converged Services (NTC) Video Service Users (8)	8,989	8,539	7,374	8,415	8,461
Converged Services (NTC) Telephone Service Users (8)	4,492	5,741	8,797	9,766	9,914
Converged Services (NTC) Network/Internet Users (8)	21,943	22,881	18,719	22,783	22,901

	December 31, 2006
Plant Facility Statistics
(Excludes information for Converged Services)	Telephone	CATV

Route Miles	2,233	570
Miles of Distribution Wire	626	186
Utility Poles	7,599	38
Miles of Aerial Copper Cable	321	162
Miles of Buried Copper Cable	1,376	372
Miles of Underground Copper Cable	39	2
Fiber Optic Cable-Fiber Miles Regulated	280	—
Fiber Miles Unregulated	249	—
Fiber Miles Network	93	—

1)	Wholesale PCS Users are private label subscribers with numbers homed in the Company’s wireless network service area.

2)	Originated by customers of the Company’s Telephone subsidiary.

3)

POPS refers to the estimated population of a given geographic area and is based on information purchased by Sprint Nextel from Geographic Information Services. Market POPS are those within a market area which the Company is authorized to serve under its Sprint Nextel agreements, and Covered POPS are those covered by the network’s service area.

4)	PCS Average Monthly Churn is the average of the three monthly subscriber turnover, or churn calculations for the period.

5)	Indicates MDU complexes where NTC provides service.

6)	Service is provided under a single contract with the property owner who typically provides service to tenants as part of their lease.

7)	Service is provided under contract with individual subscribers.

8)	Bulk and retail subscribers combined by service type. The variations in users between quarters largely reflects the impact of the cycles of the academic year.

Significant Transactions

The 2006 and 2005 financial results of the Company reflected several significant non-recurring items, which should be noted in understanding the financial results of the Company for 2006 and 2005.

On November 30, 2006, the Company announced that it would freeze benefit accruals for all participants in the Company’s defined benefit pension plans as of January 31, 2007, and that it would replace the frozen benefits by increasing the Company’s contributions to the existing 401(k) Supplemental Retirement Plan, as well as a new non-qualified defined contribution plan to be established for selected employees, going forward. The Company also announced that it intends to terminate and settle the defined benefit pension plans during 2007. Included in net pension costs for 2006 was a gain on the curtailment of the pension plans of $1.8 million, offset by $0.8 million of accelerated amortization of prior unrecognized pension costs.

The Company also announced a voluntary early retirement incentive plan for 58 eligible participants, as well as the intention to use the early retirement incentive, attrition, and if necessary, an involuntary reduction in force to eliminate up to 50 positions. Severance benefits on a sliding scale based on pay category and years of service will be payable under the reduction in force. As of December 31, 2006, seven employees had elected to accept the early retirement incentive. Included in the Company’s consolidated statement of income for 2006 were $0.4 million in estimated costs of the early retirement incentives for these employees. During January 2007, 25 additional employees elected to accept the early retirement offer, and during February 2007, ten employees, including three hired on a temporary basis, separated from service under the reduction in force. The Company anticipates recording approximately $2.0 million in costs associated with the additional early retirements during the first quarter of fiscal year 2007, and approximately $3.0 million in additional costs related to the settlement of the pension plans (most of which will be recorded at the time the plans are officially settled, which is expected to be during the third quarter of fiscal 2007). A net total of 47 positions were eliminated by the combination of a hiring freeze in place since mid 2006, the early retirement offer, the reduction in force, and attrition. The change in salary and benefits from 2006 to 2007 is expected to be a reduction of about $1.6 million, reflecting dates of hire and separation for these positions.

On August 4, 2005, the board of directors of the Rural Telephone Bank (“RTB”) adopted resolutions for the purpose of dissolving RTB as of October 1, 2005. The Company held 10,821,770 shares of Class B and Class C RTB Common Stock ($1.00 par value) which was reflected on the Company’s books at $796,000 under the cost method at December 31, 2005. In 2006, the Company received $11.3 million in proceeds, and recognized a gain of approximately $6.4 million, net of tax, related to the dissolution of the RTB and the redemption of the stock.

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

In September 2005, the Company settled a claim against Verizon, with respect to overcharges for completing local calls from Shenandoah PCS customers to Verizon customers, for $750,000, which was received by the Company in September 2005. In connection with the settlement, the Company recorded a reduction in PCS network costs of $750,000 during the third quarter of 2005.

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

The allowance for doubtful accounts balance as of December 31, 2006, 2005 and 2004 was $0.6 million, $0.6 million and $0.4 million, respectively. If the allowance for doubtful accounts is not adequate, it could have a material adverse effect on our liquidity, financial position and results of operations.

The Company also reviews current trends in the credit quality of the subscriber bases in its various businesses and periodically changes its credit policies. As of December 31, 2006, the Sprint PCS subscriber base in the Company’s market area consisted of 17.4% sub-prime credit quality subscribers compared to 14.4% at December 31, 2005. Since the fourth quarter of 2004, the Company has, several times, adopted less restrictive credit criteria in order to evaluate the impact of such criteria on sales performance. These changes have generated additional activations and are closely monitored. Although the credit policy change could result in additional bad debt in the future, management believes that the added revenues attributable to the change exceed the bad debt risk.

The Company exercises exclusive control in setting credit policy parameters for receivables associated with services provided on a more localized basis. Historically, there have been limited losses generated from the non-PCS revenue streams. Prior to 2002, the Company had not faced significant write-offs of inter-carrier accounts, but due to the telecommunication industry down-turn in 2002, the Company experienced write-offs in this area of the business totaling $0.5 million in 2002, due to bankruptcy filings of several significant telecommunications companies. In 2004, the inter-carrier segment of the business improved and the Company recovered $113 thousand of bad debt from the sale of certain accounts that were previously written-off.

The following table shows bad debt write-offs, net of recoveries, for the three-year period ended December 31, 2006:

	Year Ended December 31,

(in thousands)	2006	2005	2004

PCS subscribers	$3,208	$2,265	$1,560
Interexchange carriers	106	20	(71)
Other subscribers and entities	229	273	64

Net bad debt write-offs	$3,543	$2,558	$1,553

The 2005 increase in bad debt write-offs in “Other subscribers and entities” was primarily due to the NTC operations, which were purchased November 30, 2004.

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

Nonrefundable PCS activation fees and the portion of the activation costs deemed to be direct costs of acquiring new customers (primarily activation costs and credit analysis costs) are deferred and recognized ratably over the estimated life of the customer relationship in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104. Effective July 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables.” The EITF guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, are presumed to be a bundled transaction, and the consideration is measured and allocated to the separate units based on their relative fair values. The adoption of EITF 00-21 has required evaluation of each arrangement entered into by the Company for each sales channel. The Company will continue to monitor arrangements with its sales channels to determine if any changes in revenue recognition would need to be made in the future. The adoption of EITF 00-21 has resulted in substantially all of the activation fee revenue generated from Company-owned retail stores and associated direct costs being recognized at the time the related wireless handset is sold and is classified as equipment revenue and cost of goods and services, respectively. Upon adoption of EITF 00-21, previously deferred revenues and costs continue to be amortized over the remaining estimated life of a subscriber, not to exceed 30 months. Revenue and costs for activations at other retail locations continue to be deferred and amortized over their estimated lives as prescribed by SAB 104. The amounts of deferred revenue under SAB 104 at December 31, 2006, 2005 and 2004 were $0.4 million, $0.6 million and $0.8 million, respectively. The deferred costs at December 31, 2006, 2005 and 2004 were $0.1 million, $0.2 million and $0.3 million, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the recoverability of deferred tax assets generated on a state-by-state basis from net operating losses apportioned to that state. Management uses a more likely than not threshold to make the determination if a valuation allowance is warranted for tax assets in each state. As a result of the evaluation of the deferred tax assets, the Company had established a valuation allowance against the deferred tax assets. The valuation allowance of $0.7 million was eliminated during 2005 due to the improved operating performance of the Company’s PCS segment. Management will evaluate the effective rate of taxes based on apportionment factors, the Company’s operating results, and the various state income tax rates. Currently, management anticipates that the future effective income tax rate will be approximately 40%.

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

Other

The Company does not have any unrecorded off-balance sheet transactions or arrangements, however, the Company has commitments under operating leases and is subject to up to $0.5 million in capital calls under its investments.

Results of Continuing Operations

2006 Compared to 2005

Consolidated Results

The Company’s consolidated results for the years ended December 31, 2006 and 2005 are summarized as follows:

	Year Ended December 31,		Change
(in thousands)	2006	2005	$	%

Operating revenues	$169,195	$146,391	22,804	15.6
Operating expenses	148,021	127,015	21,006	16.5
Operating income	21,174	19,376	1,798	9.3
Other income (expense)	9,195	(1,925)	11,120	n/m
Income tax provision	12,370	6,716	5,654	84.2
Net income	$17,922	$10,735	7,187	66.9

Operating revenues

For the year ended December 31, 2006, operating revenue increased $22.8 million, or 15.6%, primarily due to the growth in the Company’s PCS and Telephone segments. For the year ended December 31, 2006, PCS operating revenues increased $21.0 million, or 22.3%, and Telephone operating revenues increased $1.5 million, or 5.1%, compared to 2005.

As a result of the 2007 Amendments to the management agreement between Sprint Nextel and PCS, the Company expects to report lower revenue and lower expenses in 2007 compared to 2006. The impact on operating income is not expected to be significant. Travel revenue and travel expenses, reported and settled on a gross basis in the past, will be settled net as a component of a Net Service Fee to be paid subsequent to January 1, 2007. The Net Service Fee will, in addition to replacing the net travel settlements, also replace several other fees and pass through costs historically recognized by PCS. See the PCS Segment Results section below for additional details of these changes.

Operating expenses

For the year ended December 31, 2006, operating expenses increased $21.0 million, or 16.5%, primarily due to the growth in the Company’s PCS and Converged Services segments. For the year ended December 31, 2006, PCS operating expenses increased $15.1 million, or 17.8%, and Converged Services operating expenses increased $4.4 million, or 31.9%, compared to 2005.

Looking forward to 2007, the Company anticipates incremental costs of $1.6 million relating to the early retirement offer; $3 million in pension costs relating to the settlement of the plans; $1.0 million in additional

401(k) contributions; and $0.1 million in severance costs for seven terminated employees. These costs will be offset by estimated savings of $1.6 million in salaries and benefits from early retirees and terminated employees; and approximately $0.3 million in lower pension expense, exclusive of the effects of the early retirement and settlement of the pension plans. Thus, before any other impacts of on-going activities or new initiatives, 2007 operating expenses are anticipated to be approximately $3.8 million higher in 2007 compared to 2006.

Other income (expense)

For the year ended December 31, 2006, other income (expense) increased $11.1 million, primarily due to a $10.5 million pre-tax gain on the sale of RTB stock recorded in the first quarter of 2006.

Income tax provision

The Company’s effective tax rate increased from 38.5% in 2005 to 40.7% in 2006, due to the tax treatment of the incentive stock options awarded by the Company to its employees, including the effect on deferred taxes of the reclassification of certain option awards from liability classified awards to equity classified awards during 2006.

Segment Results

PCS

	Year Ended December 31,		Change
(in thousands)	2006	2005	$	%

Segment operating revenues
Wireless service revenue	$75,509	$61,606	$13,903	22.6
Travel and roaming revenue	34,048	27,220	6,828	25.1
Equipment revenue	4,210	3,459	751	21.7
Other revenue	1,688	2,134	(446)	(20.9)

Total segment operating revenues	115,455	94,419	21,036	22.3

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	52,511	43,149	9,362	21.7
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	32,958	28,848	4,110	14.2
Depreciation and amortization	14,326	12,693	1,633	12.9

Total segment operating expenses	99,795	84,690	15,105	17.8

Segment operating income	$15,660	$9,729	$5,931	61.0

Shenandoah PCS Company, as a Sprint PCS affiliate, provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia.

The Company receives revenues from Sprint Nextel for subscribers that obtain service in the Company’s network coverage area and other Sprint Nextel CDMA subscribers that use the Company’s network when they use PCS service within the Company’s service area. The Company relies on Sprint Nextel to provide timely, accurate and complete information for the Company to record the appropriate revenue and expenses for each financial period.

On March 13, 2007, the Company’s PCS Subsidiary and Sprint Nextel entered into a series of agreements (collectively, the “2007 Amendments”), the primary operational effects of which were to:

•

Amend, as of January 1, 2007, the existing management and services agreements with Sprint Nextel to further simplify the methods used to settle revenue and expenses between the Company and Sprint Nextel; and

•

Upon receipt of any required landlord consents, transfer all Sprint Nextel operated Nextel store locations within the Company’s PCS service area to the Company’s PCS Subsidiary, with the Company to sell both Sprint PCS and Sprint Nextel iDEN phones and provide local customer service support for Sprint Nextel iDEN customers in the Company’s service area.

As a result of the 2007 Amendments, the basis upon which the Company and Sprint Nextel settle revenue and expenses, including travel, wholesale usage and roaming, and upon which the Company compensates Sprint Nextel for support services, such as customer service, billing, collections, long distance, national network operations support, inventory logistics support, use of the Sprint Nextel brand names, national advertising, national distribution and product development, has been simplified. As a result of the amendments, the Company and Sprint Nextel will no longer settle such amounts; nor will the Company pay Sprint Nextel a fee per subscriber or a fee for each new subscriber added.

In 2006, the Company paid Sprint Nextel approximately $12.5 million in such fees, received approximately $34.0 million in travel, wholesale and roaming revenue, and paid approximately $29.2 million in travel and related expenses, resulting in a net charge to operating income of approximately $7.7 million. In lieu of such fees and the settling of revenues and expenses for use on each other’s networks, the Company will pay Sprint Nextel a Net Service Fee equal to 8.8% of billed revenue (net of customer credits, account write-offs and other billing adjustments). Had this Net Service Fee been applied to 2006 billed revenue, the charge would have been approximately $7.0 million. This 8.8% Net Service Fee is in addition to the 8% of billed revenue (net of customer credits, account write-offs and other billing adjustments) currently retained by Sprint Nextel under the existing management agreement. The Net Service Fee is designed to approximate the current settlements adjusted to reflect new pricing for travel, CCPU (cash cost per user), and CPGA (cost per gross activation). The Company will incur additional expenses as a result of acquiring the Sprint Nextel owned stores, but the Net Service Fee is net of the expected annual cost to provide local customer service support to Sprint Nextel iDEN customers in our service area.

The Company had 332 PCS base stations in service at December 31, 2006, compared to 311 base stations in service at December 31, 2005. The increase in base stations was primarily the result of supplementing network capacity and further extending coverage along more heavily traveled secondary roads in the Company’s market areas.

Through Sprint Nextel, the Company receives revenue from wholesale resellers of wireless PCS service. These resellers pay a flat rate per minute of use for all traffic their subscribers generate on the Company’s network. The Company’s cost to handle this traffic is the incremental cost to provide the necessary network capacity.

The Company’s average PCS retail customer turnover, or churn rate, was 1.9% in 2006, compared to 2.0% in 2005. In 2006, there was an increase in PCS bad debt expense to 4.2% of PCS service revenues compared to 4.0% in 2005. Management continues to monitor receivables, collection efforts and new subscriber credit ratings.

Operating Revenues

As of December 31, 2006, the Company had 153,503 retail PCS subscribers compared to 122,975 subscribers at December 31, 2005. The PCS operation added 30,528 net retail customers in 2006 compared to 20,362 net retail subscribers added in 2005. In addition, net wholesale users increased by 10,652 in 2006 compared to 11,389 added in 2005. In 2006, wireless service revenues from retail customers increased $13.9 million, or 22.6%.

PCS travel and roaming revenues increased $6.8 million, or 25.1% in 2006. The travel and roaming revenue increase resulted from an increase in travel data usage, which increased $4.3 million to $7.7 million in 2006, and to a $2.4 million increase in travel usage primarily from the increase in customers, as rates did not change during 2006 compared to 2005.

PCS equipment revenue increased $0.8 million, or 21.7%. The increase was primarily due to the addition of new PCS subscribers in 2006 and more subscribers upgrading their handsets to access new features provided with the service. The effect of these factors was offset in part by a lower average price received for telephone equipment in 2006. During 2006, as a result of adding new subscribers, the Company sold 44,386 handsets compared to 36,179 in 2005. In addition, as a result of upgrades, the Company sold 15,766 handsets in 2006 compared to 13,999 in 2005.

Other revenue decreased $0.4 million, or 20.9%, primarily due to a decrease in Universal Service Fund revenues from $0.9 million recognized in 2005 to $0.3 million in 2006.

Cost of goods and services

Cost of PCS goods and services increased $9.4 million, or 21.7% in 2006. PCS travel costs increased $5.8 million, or 32.7%, to $23.4 million. The travel costs increased due to additional data costs (up $3.5 million to $4.9 million in 2006) and an increase in the Company’s subscribers, partially offset by a decrease in the average travel minutes used by the Company’s subscribers on the Sprint Nextel or Sprint Nextel affiliate networks not operated by the Company.

Cost of goods and services experienced additional increases due to the cost of the PCS phones sold to new and existing customers. The cost of end user equipment increased $1.5 million from 2005. During 2006, the Company added 14,731 more gross new PCS subscribers than in 2005. Network costs increased $2.1 million in 2006 to expand capacity and support the growth in subscribers.

The increase in cost of goods and services was offset in part by the Company’s receipt in 2005 of $0.8 million for the settlement of a claim from Verizon. See Note 17 to the consolidated financial statements appearing elsewhere in this report for additional information.

Selling, general and administrative

Selling, general and administrative costs increased $4.1 million, or 14.2%, compared to 2005. The increase was primarily attributable to growth in the subscriber base, due to an increase in the amount paid to Sprint Nextel for the administration of the customer base of $1.6 million, an increase in commissions of $1.2 million to our employees, and an increase of $3.3 million for commissions paid to national and local third-party retailers; as well as an increase in bad debt expense of $0.9 million. These increases were offset, in part, by reductions in allocated overhead of $2.8 million, reflecting the change in emphasis to NTC’s activities during 2006.

Depreciation and amortization

Depreciation and amortization expense increased $1.6 million, or 12.9%, over 2005, due to spending in 2005 and 2006 to maintain our network and expand capacity.

Telephone

	Year Ended December 31,		Change
(in thousands)	2006	2005	$	%

Segment operating revenues
Service revenue – wireline	$6,856	$6,850	$6	0.1
Access revenue	13,163	12,801	362	2.8
Facilities lease revenue	6,838	6,155	683	11.1
Equipment revenue	28	17	11	64.7
Other revenue	3,585	3,171	414	13.1

Total segment operating revenues	30,470	28,994	1,476	5.1

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	6,868	6,620	248	3.7
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,491	5,313	(822)	(15.5)
Depreciation and amortization	4,755	4,430	325	7.3

Total segment operating expenses	16,114	16,363	(249)	(1.5)

Segment operating income	$14,356	$12,631	$1,725	13.7

Shenandoah Telephone Company provides both regulated and unregulated telephone services and leases fiber optic facilities primarily throughout the northern Shenandoah Valley.

During 2006, new housing starts in the Company’s local telephone area resulted in a net increase of 90 access lines, although the trend over past periods has been a decline in subscribers, principally due to consumer migration to wireless and DSL services from traditional telephone services. Based on industry experience, the Company anticipates that the long-term trend toward declining telephone subscriber counts may dominate for the foreseeable future.

Operating Revenues

Total switched minutes of use on the local telephone network increased by 7.2% compared to 2005. The increase in minutes was primarily attributable to the increase in wireless traffic transiting the Company’s telephone network. The mix of minutes that terminate to wireless carriers compared to total minutes shifted from 50.8% to 51.4%.

DSL revenue, included in “access revenue,” increased $0.4 million to $1.2 million for 2006.

Facility lease revenue increased $0.7 million to $6.8 million in 2006 due to a circuit lease contract initiated in late 2005.

Other revenue increased $0.4 million to $3.6 million in 2006, due to increases of approximately $0.2 million each in directory revenue and building rent.

Cost of goods and services

Cost of goods and services increased in 2006 by $0.2 million, or 3.7%, due to increased maintenance and repair costs (up $0.6 million), offset by lower network costs (down $0.3 million) largely due to a reduction in allocated costs.

Selling, general and administrative

Selling, general and administrative expense decreased in 2006 by $0.8 million, or 15.5%, due to lower allocated overhead costs.

Converged Services

	Year Ended December 31,		Change
(in thousands)	2006	2005	$	%

Segment operating revenues
Service revenue – wireline	$9,976	$9,631	$345	3.6
Equipment revenue	146	12	134	n/m
Other revenue	545	179	366	204.5

Total segment operating revenues	10,667	9,822	845	8.6

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	8,243	6,783	1,460	21.5
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,766	4,378	388	8.9
Depreciation and amortization	5,103	2,575	2,528	98.2

Total segment operating expenses	18,112	13,736	4,376	31.9

Segment operating (loss)	$(7,445)	$(3,914)	$(3,531)	90.2

The Converged Services segment primarily consists of the operations of NTC, which provides local and long distance voice, data and video services on an exclusive and non-exclusive basis to MDU communities throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee and Mississippi. The Company purchased the remaining 83.9% of NTC that it did not previously own on November 30, 2004. Effective January 1, 2007, NTC was merged into Shentel Converged Services.

The number of NTC properties served declined by seven during 2006 to 102 at December 31, 2006. The Company continues to focus on integrating NTC’s operations by eliminating smaller unprofitable properties, while signing new contracts for properties that offer a better profit potential. Four properties that the Company had expected to renew their expiring contracts chose not to do so during second quarter of 2006. The Company also capitalized approximately $0.9 million during 2006 in connection with capital projects to improve its customer service interface and billing systems to support future growth in the Converged Services segment.

Operating Revenues

Service revenues consist of voice, video and data services at MDU properties in the southeastern United States. Average monthly revenue increased $70 thousand or 8.6% in 2006, compared to 2005. While data service increased $0.8 million, or 19.3% in 2006 over 2005, voice service decreased $0.5 million, or 30.6%, over the same time period, reflecting a decline in wireline telephone service use amongst college students due to increased wireless telephone usage.

Operating Expenses

The Company records its employee costs and other shared expenses in a subsidiary, Shentel Management Company. These costs and expenses are then allocated to each of the respective subsidiaries under an arrangement approved by the Virginia State Corporation Commission (see Note 1 for additional information). Between 2005 and 2006, due to semi-annual changes in the allocation formulas; additional direct labor allocated to Converged Services projects (such as the customer interface/billing system project, roll-out of new properties, and equipment upgrades and maintenance issues); and additional management focus on the Converged Services segment, $1.0 million in additional expenses have been allocated to Converged Services in 2006 compared to 2005. Total allocated costs declined by $1.1 million in 2006 from 2005. The PCS segment was the largest beneficiary of this change in allocation, as it has been allocated $2.4 million less in 2006 than 2005. These costs are reflected in cost of goods and services and selling, general and administrative expenses in the table above.

Cost of goods and services

Cost of goods and services reflects the cost of purchasing video and voice services, the network costs to provide Internet services to customers and network maintenance and repair. Costs of goods and services increased $1.5 million, or 21.5%, in 2006 compared to 2005. Major components of the increase included $0.4 million in losses on asset disposals; allocated costs of $0.4 million; and $0.4 million in other network costs.

Selling, general and administrative

Selling, general and administrative expenses increased $0.4 million, or 8.9%, in 2006 over 2005, primarily reflecting increased allocated costs, offset by a reduction of $0.1 million in net bad debt expenses.

Depreciation and amortization

Depreciation and amortization expense increased $2.5 million, or 98.2%, in 2006 over 2005. The Company shortened the depreciable lives of certain assets in the fourth quarter of 2005, increasing depreciation in 2006 and future years compared to 2005 amounts; shortened the lives of certain phone system assets in the third quarter of 2006, significantly increasing depreciation expense in the second half of 2006; and during the second quarter of 2006, accelerated depreciation expense of $820,000 for four MDU’s that elected not to renew their contracts for service.

Mobile

	Year Ended December 31,		Change
(in thousands)	2006	2005	$	%

Segment operating revenues
Tower lease revenue-affiliate	$1,656	$1,386	$270	19.5
Tower lease revenue-non-affiliate	3,412	3,147	265	8.4
Other revenue	183	146	37	25.3

Total segment operating revenues	5,251	4,679	572	12.2

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	1,595	1,414	181	12.8
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	686	559	127	22.7
Depreciation and amortization	878	713	165	23.1

Total segment operating expenses	3,159	2,686	473	17.6

Segment operating income	$2,092	$1,993	$99	5.0

The Mobile segment provides tower rental space to affiliated and non-affiliated companies in the Company’s PCS service area and paging services throughout the northern Shenandoah Valley.

At December 31, 2006, the Mobile segment had 113 towers and 152 non-affiliate tenants compared to 99 towers and 151 non-affiliate tenants at December 31, 2005. Changes in revenue and expenses are directly related to changes in the number of towers and tenants.

2005 Compared to 2004

Consolidated Results

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

Operating revenues

For the year ended December 31, 2005, operating revenue increased $25.4 million, or 21.0%, primarily due to the growth in the Company’s PCS and Converged Services segments. For the year ended December 31, 2005, PCS operating revenues increased $14.3 million, or 17.8%, and Converged Services operating revenues increased $9.0 million, compared to 2004. One month of Converged Services results were included in 2004 following the Company’s acquisition of NTC Communications on November 30, 2004.

Operating expenses

For the year ended December 31, 2005, operating expenses increased $24.0 million, or 23.3%, primarily due to the growth in the Company’s PCS and Converged Services segments. For the year ended December 31, 2005, PCS operating expenses increased $10.7 million, or 14.5%, and Converged Services operating expenses increased $12.8 million, compared to 2004, which only included one month of Converged Services operating expenses. Due to the significant increase in the share price of the Company’s common stock in 2005, the Company recorded an increase of $1.1 million in compensation expense related to the Stock Appreciation Rights (“SARs”) held by employees. The increase in operating expenses was offset in part by the Company’s receipt of $0.8 million for the settlement of a claim against Verizon. See Note 17 to the consolidated financial statements appearing elsewhere in this report for additional information.

Segment Results

PCS

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

Cost of goods and services

Cost of PCS goods and services increased $4.0 million, or 10.3% in 2005. PCS travel costs increased $3.1 million, or 22.6%, to $17.0 million. The travel costs increased due to an increase in the Company’s subscribers and an increase in the average travel minutes used by the Company’s subscribers on the Sprint Nextel CDMA or Sprint PCS Affiliate networks not operated by the Company.

Cost of goods and services experienced additional increases due to the cost of the PCS phones sold to new and existing customers. The cost of end user equipment increased $1.7 million from 2004. During 2005, the Company added 5,130 more gross new PCS subscribers than in 2004.

The increase in cost of goods and services was offset in part by the Company’s receipt of $0.8 million for the settlement of a claim from Verizon. See Note 17 to the consolidated financial statements appearing elsewhere in this report for additional information.

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

Converged Services

	Year Ended December 31,		Change
(in thousands)	2005	2004	$

Segment operating revenues
Service revenue – wireline	$9,631	$731	$8,900
Equipment revenue	12	(1)	13
Other revenue	179	6	173

Total segment operating revenues	9,822	736	9,086

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	6,783	352	6,431
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,378	319	4,059
Depreciation and amortization	2,575	232	2,343

Total segment operating expenses	13,736	903	12,833

Segment operating (loss)	$(3,914)	$(167)	$(3,747)

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

Cost of goods and services

Cost of goods and services reflects the cost of purchasing video and voice services, the network costs to provide Internet services to customers and network maintenance and repair. Total average monthly operating expenses increased $202 thousand to $1.1 million, or 21.5% compared to 2004. The Company was focused on eliminating redundant processes and integrating the operation to reduce costs of operation.

Mobile

	Year Ended December 31,
			Change
(in thousands)	2005	2004	$	%

Segment operating revenues
Tower lease revenue-affiliate	$1,386	$1,298	$88	6.8
Tower lease revenue-non-affiliate	3,147	2,915	232	8.0
Other revenue	146	178	(32)	(18.0)

Total segment operating revenues	4,679	4,391	288	6.6

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	1,414	1,114	300	26.9
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	559	632	(73)	(11.6)
Depreciation and amortization	713	611	102	16.7

Total segment operating expenses	2,686	2,357	329	14.0

Segment operating income	$1,993	2,034	(41)	(2.0)

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

Sources and Uses of Cash. The Company generated $34.4 million of net cash from operations in 2006, a $2.1 million increase from $32.2 million generated in 2005. The primary changes in cash from operations were a $4.9 million increase in non-cash depreciation and amortization, offset by taxes on the gain from the sale of the RTB stock. Accounts receivable growth slowed as increased receivables at PCS were offset by declines at Converged Services and Telephone. Changes in prepaids, deferrals and accruals relate to increases in pension liabilities offset by decreases in accrued compensation and the change in deferred taxes from a net deferred liability at December 31, 2004, to a small net deferred asset at December 31, 2005.

In 2006, the Company used $9.8 million in investing activities, including $21.2 million used for the purchase and construction of plant and equipment for the operation of the Company’s businesses, offset by $10.7 million received on the sale of the RTB stock. Capital spending was $8.9 million lower than 2005 spending of $30.1 million, which included $29.5 million for the purchase and construction of plant and equipment. The Company reduced certain capital expenditures in the PCS segment during 2006 due to uncertainty as to any potential changes in the status of the PCS subsidiary.

Net cash used in financing was $13.6 million in 2006, compared to $18.7 million in 2005. In 2005, the Company made an unscheduled payment on the revolving debt facility of $12 million, in addition to the scheduled principal payments of $4.4 million on the term debt facilities. In 2006, the Company paid down the remaining $1.2 million outstanding balance of the revolving debt facility, paid off $4.7 million in borrowings with the RTB and RUS, and made approximately $4.0 million in scheduled principal payments on the outstanding CoBank debt as well. The dividend increased by $1.8 million as the Company paid a special dividend from the gain on the sale of the RTB stock.

In 2006, the Company received $1.4 million in cash for the exercise of incentive stock options, compared to $1.2 million in 2005 and $0.6 million in 2004. The Company also recognized $228,000 in excess tax benefits on stock option exercises during 2006.

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

Indebtedness. At December 31, 2006, the Company’s indebtedness totaled $26.0 million and the annualized overall weighted average rate of such indebtedness was approximately 7.6%.

On November 30, 2004, the Company amended the terms of its Master Loan Agreement with CoBank, ACB to provide for a $15 million revolving reducing credit facility. Under the terms of the amended credit facility, the Company was able to borrow up to $15 million for use in connection with the acquisition of NTC Communications LLC and other corporate purposes. The revolving credit facility has a 12-year term with scheduled quarterly payments beginning June 2006. Availability under this facility decreased each quarter by $312,500 since December 31, 2004; as of December 31, 2006, availability totaled $12.5 million. Borrowings under the facility accrue interest at an adjustable rate that can be converted to a fixed rate at the Company’s option. Repayment of the revolving credit facility is secured by a pledge of the stock of all of the subsidiaries of the Company and all of the outstanding membership interests in NTC. In May 2005, the Company made an unscheduled $12.0 million payment on the revolving debt facility, from funds invested in short-term cash investments, to reduce interest expense; the remaining balance of $1.2 million was re-paid in the first quarter of 2006.

The outstanding balance of the CoBank term loan is $25.8 million at December 31, 2006, all of which is at fixed rates ranging from approximately 6.67% to 8.05%. The stated rate excludes patronage credits that are received from CoBank. These patronage credits are a distribution of profits from CoBank, which is a cooperative required to distribute its profits to its members. During the first quarter of 2006 and 2005, the Company received patronage credits of approximately 100 basis points each on its outstanding CoBank debt balance. The CoBank term facility matures in 2013 and requires monthly payments of $322 thousand plus interest.

The CoBank loan agreements have three financial covenants that are measured on a trailing 12-month basis and are calculated on continuing operations. At December 31, 2006, the ratio of total debt to operating cash flow, which must be 2.5 or lower, was 0.5; the equity to total assets ratio, which must be 35% or higher, was 64.56%; and the ratio of operating cash flow to scheduled debt service, which must exceed 2.0, was 5.88. The Company was in compliance with all other covenants related to its debt agreements at December 31, 2006.

As of December 31, 2005, the Company had loans from the Rural Telephone Bank and the Rural Utilities Service totaling $4.7 million at fixed rates ranging from 5.0% to 6.0%. During September 2006, the Company re-paid approximately $4.5 million of the outstanding RUS and RTB loans. The remaining RUS Economic Development loan does not bear interest and has no stated maturity.

On August 4, 2005, the board of directors of the Rural Telephone Bank adopted resolutions for the purpose of dissolving RTB as of October 1, 2005. The Company held 10,821,770 shares of Class B and Class C RTB Common Stock ($1.00 par value) which was reflected on the Company’s books at $796,000 under the cost method at December 31, 2005. In 2006, the Company received $11.3 million in proceeds, and recognized a gain of approximately $6.4 million, net of tax, related to the dissolution of the RTB and the redemption of the stock.

Contractual Commitments. The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to its various long-term debt facilities, and non-cancelable operating lease agreements for retail space, tower space and cell sites. Expected future minimum contractual cash obligations for the next five years and in the aggregate at December 31, 2006, are as follows:

Payments due by periods

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt principal	$26,016	$4,109	$8,647	$8,536	$4,724
Interest on long–term debt	6,981	1,830	2,772	1,595	784

Retirement plan contributions (1)	391	391	—	—	—
Operating leases (2)	43,507	5,078	9,987	7,758	20,684
Marketing assistance payments (3)	443	71	135	95	142
Capital calls on investments	492	492	—	—	—
Purchase obligations (4)	1,537	1,537	—	—	—

Total obligations	$79,367	$13,508	$21,541	$17,984	$26,334

(1)	Represents expected contributions to the qualified pension plan

(2)	Amounts include payments over reasonably assured renewals. See Note 13 to the consolidated financial statements appearing elsewhere in this report for additional information.

(3)

Represents required payments to property owners for NTC to provide services to certain MDU communities. Does not include variable revenue sharing amounts that could total up to approximately $400 thousand annually.

(4)	Represents open purchase orders at December 31, 2006.

The Company intends to settle its defined benefit pension plans during 2007, most likely late in the third quarter. For the qualified pension plan, funds to settle the accumulated benefits will come from the assets of the plan; the Company expects that most of the benefits will be rolled over to the Company’s defined contribution 401(k) plan. For the non-qualified SERP, the Company anticipates that much of the accumulated benefits to be settled will be transferred to a new defined contribution SERP plan to be established during 2007, which will not require a transfer of cash by the Company. To the extent other distribution options are available and utilized, the Company may be required to transfer cash to settle such obligations.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. The Company spent $21.2 million on capital projects in 2006, or approximately $21 million less than the original 2006 budgeted amount. The variance was primarily due to delays in the start dates for various PCS related expenditures, due to uncertainty as to the potential change in the status of the PCS subsidiary.

Capital expenditures budgeted for 2007 total approximately $28.1 million. The increase over 2006 spending largely consists of $5 million to expand our fiber and IP networks and $1.4 million for fiber-to-the-home projects. The Company continues to budget for new MDU buildouts, various technology and systems upgrades, expanding our high definition cable capacity, and adding capacity to our PCS wireless network. The Company is also considering participating in a spectrum auction expected during the third quarter of 2007.

The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Company’s existing revolving credit facility will provide sufficient cash to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next 12 months. Thereafter, capital expenditures will likely continue to be required to provide increased capacity to meet the Company’s expected growth in demand for its products and services. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for its products, new market developments and opportunities and general economic opportunities. The Company currently expects that it will fund its future capital expenditures primarily with cash from operations and with borrowings, although there are events outside the control of the Company that could have an adverse impact on cash flows from operations.

These events include, but are not limited to; changes in overall economic conditions, regulatory requirements, changes in technologies, availability of labor resources and capital, changes in the Company’s relationship with Sprint Nextel, cancellations or non-renewal of Converged Services contracts and other conditions. The PCS subsidiary’s operations are dependent upon Sprint Nextel’s ability to execute certain functions such as billing, customer care, and collections; the subsidiary’s ability to develop and implement successful marketing programs and new products and services, and the subsidiary’s ability to effectively and economically manage other operating activities under the Company’s agreements with Sprint Nextel. The Company’s ability to attract and maintain a sufficient customer base is also critical to its ability to maintain a positive cash flow from operations. The foregoing events individually or collectively could affect the Company’s results.

Recently Issued Accounting Standards

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the enterprise’s financial statements in accordance with FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not anticipate a material impact from the adoption of FIN 48 in 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts, based on the assumptions market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy with quoted market prices as the highest level and unobservable data (i.e., the reporting entity’s own data) as the lowest level. SFAS 157 requires expanded disclosure for fair value measurements based on lower level data in the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that applying SFAS 157 will have a material effect upon the Company’s results of operations or financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes. The Company’s interest rate risk involves three components. The first component is outstanding debt with variable rates. As of December 31, 2006, the Company had no variable rate debt outstanding. All of the Company’s outstanding debt has fixed rates through maturity. A 10.0% increase in interest rates would decrease the fair value of the Company’s total debt by approximately $0.6 million, while the estimated fair value of the fixed rate debt was approximately $28.3 million as of December 31, 2006.

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

Management does not view market risk as having a significant impact on the Company’s results of operations, although future results could be adversely affected if interest rates were to increase significantly for an extended period and the Company were to require external financing. Since the Company has no investments in publicly traded stock as of December 31, 2006, there is currently no risk related to the Company’s available for sale securities. General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

As of December 31, 2006, the Company has $7.1 million invested in privately held companies directly or through investments with portfolio managers. Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability. The Company’s market risk is limited to the funds previously invested and an additional $0.5 million committed under contracts the Company has signed with portfolio managers.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-2 through F-35.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2006. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-K, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s evaluation under the COSO framework of our internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of December 31, 2006.

KPMG LLP, an independent registered public accounting firm, which audited the Company’s financial statements included in this Annual Report, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included in Item 8 of this Annual Report.

(c) Changes in Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting During 2006 Fourth Quarter

There have been changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes include the remediation and testing of the controls around the material weaknesses reported on Form 10-K as of December 31, 2005.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

In connection with correcting our methodology of accounting for operating leases, we instituted the following procedures to remediate the related material weakness in our internal control over financial reporting discussed in our Annual Report for 2005:

(1)	the Company reviews all new or renewing leases to determine if a straight-line calculation is required;

(2)	the Company reviews new and/or modified lease arrangements to ensure appropriate consideration of lease renewal periods; and

(3)	the Company enhanced the systematic controls applicable to the calculation of deferred rent assets and liabilities.

To remediate the material weakness with respect to the income tax calculation process, the Company engaged a new tax specialist to more effectively address the complex tax issues the Company is facing in its expanding multi-state operations. The Company adopted procedures and processes to provide for the effective supervisory review of the prepared tax calculations. Management continues to support employee training in complex tax subjects, in addition to the monitoring, review and analysis of the tax calculations and disclosures that are prepared by the Company’s tax specialists.

As of December 31, 2006, the Company has remediated all of its previously reported material weaknesses.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this Item 11 is incorporated herein by reference to the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item 12 is incorporated herein by reference to the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information responsive to this Item 13 is incorporated herein by reference to the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-37 of this report and are incorporated by reference in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2006, 2005 and 2004

Consolidated Statements of Income for the three years ended December 31, 2006

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three years ended December 31, 2006

Consolidated Statements of Cash Flows for the three years ended December 31, 2006

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

10.14	Supplemental Executive Retirement Plan as amended and restated, incorporated by reference to an exhibit filed with the Company’s Current Report on Form 8-K dated January 18, 2007.

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

10.25	Description of the Shenandoah Telecommunications Company Incentive Plan filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K dated January 21, 2005.

10.26	Description of Compensation of Non-Employee Directors. Filed as exhibit 10.29 to the Company’s current report on Form 8-K dated May 4, 2005.

10.27	Description of Management Compensatory Plans and Arrangements. Filed as exhibit 10.27 to the Company’s current report on Form 8-K dated April 20, 2005.

10.28	2005 Stock Incentive Plan filed as exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-127342).

10.29	Form of Incentive Stock Option Agreement under the 2005 Stock Incentive Plan filed as Exhibit 10.29 to the Company’s Report on Form 10-K for the year ended December 31, 2005.

10.30

Stock Redemption Agreement dated as of November 10, 2005 among Shenandoah Telephone Company and The Rural Telephone Bank filed as Exhibit 10.30 to the Company’s Report on Form 10-K for the year ended December 31, 2005.

*10.31

Addendum VII dated March 13, 2007 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., Wireless Co., L.P., APC PCS, LLC, Phillieco, L.P., and Shenandoah Personal Communications Company.

*10.32	Settlement Agreement and Mutual Release dated March 13, 2007 by and among Sprint Nextel Corporation, Sprint Spectrum L.P., Wireless Co., L.P., Sprint Communications

Company L.P., APC PCS, LLC, Phillieco, L.P., and Shenandoah Personal Communications Company and Shenandoah Telecommunications.

*21	List of Subsidiaries.

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of President and Chief Executive Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY

March 15, 2007	By: /S/ CHRISTOPHER E. FRENCH

Christopher E. French, President
(Duly Authorized Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/CHRISTOPHER E. FRENCH	President & Chief Executive Officer,
March 15, 2007	Director (Principal Executive Officer)
Christopher E. French

/s/EARLE A. MACKENZIE	Executive Vice President & Treasurer
March 15, 2007	(Principal Financial Officer and
Earle A. MacKenzie	Principal Accounting Officer)

/s/DOUGLAS C. ARTHUR	Director
March 15, 2007
Douglas C. Arthur

/s/KEN L. BURCH	Director
March 15, 2007
Ken L. Burch

/s/TRACY FITZSIMMONS	Director
March 15, 2007
Tracy Fitzsimmons

/s/ RICHARD L. KOONTZ, JR.	Director
March 15, 2007
Richard L. Koontz, Jr.

/s/DALE S. LAM	Director
March 15, 2007
Dale S. Lam

/s/ JONELLE ST. JOHN	Director
March 15, 2007
Jonelle St. John

/s/WILLIAM A. TRUBAN, JR.	Director
March 15, 2007
William A. Truban, Jr.

/s/JAMES E. ZERKEL II	Director
March 15, 2007
James E. Zerkel II

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Shenandoah Telecommunications Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Shenandoah Telecommunications Company and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries, as of December 31, 2006, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years then ended, and our report dated March 14, 2007 expressed an unqualified opinion on those consolidated financial statements.

Richmond, Virginia
March 14, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Shenandoah Telecommunications Company:

We have audited the accompanying consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries (the Company), as of December 31, 2006, 2005, and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shenandoah Telecommunication Company and subsidiaries as of December 31, 2006, 2005, and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in note 10 to the consolidated financial statements, the Company changed its method of accounting for share based payment in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Richmond, Virginia
March 14, 2007

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006, 2005 and 2004
in thousands

ASSETS	2006	2005	2004

Current Assets
Cash and cash equivalents	$13,440	$2,572	$14,172
Accounts receivable, net	11,611	11,864	9,019
Escrow receivable	—	—	5,000
Income taxes receivable	—	795	2,341
Materials and supplies	2,499	2,702	2,108
Prepaid expenses and other	2,016	2,336	1,877
Deferred income taxes	1,297	532	—

Total current assets	30,863	20,801	34,517

Securities and Investments
Available-for-sale securities	—	—	232
Other investments	7,075	7,365	7,018

Total securities and investments	7,075	7,365	7,250

Property, Plant and Equipment
Plant in service	267,622	248,321	227,004
Plant under construction	6,439	9,061	3,319

	274,061	257,382	230,323
Less accumulated amortization and depreciation	118,417	95,144	74,071

Net property, plant and equipment	155,644	162,238	156,252

Other Assets
Intangible assets, net	2,799	3,346	3,547
Cost in excess of net assets of businesses acquired	9,852	10,103	8,863
Deferred charges and other assets, net	1,487	1,068	992

Net other assets	14,138	14,517	13,402

Total assets	$207,720	$204,921	$211,421

See accompanying notes to consolidated financial statements.
                                (Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006, 2005 and 2004
in thousands

LIABILITIES AND SHAREHOLDERS’ EQUITY	2006	2005	2004

Current Liabilities
Current maturities of long-term debt	$4,109	$4,526	$4,372
Accounts payable	7,364	6,928	6,003
Advanced billings and customer deposits	4,975	4,247	3,566
Accrued compensation	1,974	3,294	1,785
Income taxes payable	23	—	—
Deferred income taxes	—	—	1,453
Accrued liabilities and other	2,835	3,746	4,667

Total current liabilities	21,280	22,741	21,846

Long-term debt, less current maturities	21,907	31,392	47,919

Other Long-Term Liabilities
Deferred income taxes	22,515	24,599	24,162
Pension and other	4,303	2,359	2,859
Deferred lease payable	2,526	2,230	1,878

Total other liabilities	29,344	29,188	28,899

Commitments and Contingencies

Shareholders’ Equity
Common stock, no par value, authorized 16,000 shares; issued and outstanding 7,761 shares in 2006, 7,687 shares in 2005, and 7,630 shares in 2004	11,322	8,128	6,319
Retained earnings	125,690	113,576	106,373
Accumulated other comprehensive income (loss), net of tax	(1,823)	(104)	65

Total shareholders’ equity	135,189	121,600	112,757

Total liabilities and shareholders’ equity	$207,720	$204,921	$211,421

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2006, 2005 and 2004
in thousands, except per share amounts

	2006	2005	2004

Operating revenues	$169,195	$146,391	$120,994

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	71,656	60,299	45,847
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	49,075	44,334	38,116
Depreciation and amortization	27,290	22,382	19,020

Total operating expenses	148,021	127,015	102,983

Operating income	21,174	19,376	18,011

Other income (expense):
Interest expense, net	(2,362)	(3,076)	(3,129)
Gain (loss) on investments, net	10,644	(152)	(57)
Non-operating income, net	913	1,303	1,134

Income before income taxes and cumulative effect of a change in accounting	30,369	17,451	15,959

Income tax expense	12,370	6,716	5,921

Net income before cumulative effect of a change in accounting	17,999	10,735	10,038
Cumulative effect of a change in accounting, net of income taxes	(77)	—	—

Net income	$17,922	$10,735	$10,038

Income (loss) per share:
Basic net income (loss) per share:
Net income before cumulative effect of a change in accounting	$2.33	$1.40	$1.32
Cumulative effect of a change in accounting, net of income taxes	(0.01)	—	—

	$2.32	$1.40	$1.32

Weighted average shares outstanding, basic	7,719	7,659	7,611

Diluted net income (loss) per share:
Net income before cumulative effect of a change in accounting	$2.31	$1.39	$1.31
Cumulative effect of a change in accounting, net of income taxes	(0.01)	—	—

	$2.30	$1.39	$1.31

Weighted average shares, diluted	7,777	7,703	7,657

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31, 2006, 2005 and 2004
in thousands, except per share amounts

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2003	7,593	$5,733	$99,614	$26	$105,373
Comprehensive income:
Net income	—	—	10,038	—	10,038
Net unrealized change in securities available-for-sale, net of tax of $(21)	—	—	—	39	39

Total comprehensive income					10,077

Dividends declared ($0.43 per share)	—	—	(3,279)	—	(3,279)
Common stock issued through exercise of incentive stock options and stock grants	37	586	—	—	586

Balance, December 31, 2004	7,630	$6,319	$106,373	$65	$112,757
Comprehensive income:
Net income	—	—	10,735	—	10,735
SERP additional minimum pension liability	—	—	—	(104)	(104)
Net unrealized change in securities available-for-sale, net of tax of $(40)	—	—	—	(65)	(65)

Total comprehensive income					10,566

Dividends declared ($0.46 per share)	—	—	(3,532)	—	(3,532)
Stock based compensation	—	347	—	—	347
Common stock issued through exercise of incentive stock options	57	1,169	—	—	1,169
Excess tax benefit from stock options exercised	—	293	—	—	293

Balance, December 31, 2005	7,687	$8,128	$113,576	$(104)	$121,600
Comprehensive income
Net income	—	—	17,922	—	17,922
SERP additional minimum pension liability	—	—	—	104	104
Net unrealized loss from pension plans, net of tax	—	—	—	(1,823)	(1,823)

Total comprehensive income					16,203

Dividends declared ($0.75 per share)	—	—	(5,808)	—	(5,808)
Dividends reinvested in common stock	10	474	—	—	474
Common stock repurchased from dividend reinvestment plan participants	—	(6)	—	—	(6)
Stock based compensation	—	94	—	—	94
Conversion of liability classified awards to equity classified awards	—	1,037	—	—	1,037
Common stock issued through exercise of incentive stock options	64	1,368	—	—	1,368
Net excess tax benefit from stock options exercised	—	227	—	—	227

Balance, December 31, 2006	7,761	$11,322	$125,690	$(1,823)	$135,189

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004
in thousands

	2006	2005	2004

Cash Flows from Operating Activities from Continuing Operations
Net income	$17,922	$10,735	$10,038
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Cumulative effect of change in accounting principle	77	—	—
Depreciation	26,459	21,920	18,976
Amortization	831	462	44
Stock based compensation expense	350	347	—
Excess tax benefits on stock option exercises	(228)	—	—
Deferred income taxes	(1,693)	(1,511)	5,803
Loss on disposal of assets	1,396	383	1,251
Net gain on disposal of investments	(10,542)	(74)	(144)
Net (gain) loss from patronage and equity Investments	(206)	(8)	33
Other	915	(962)	(777)
Changes in assets and liabilities, exclusive of acquired businesses:
(Increase) decrease in:
Accounts receivable	254	(2,374)	(2,140)
Materials and supplies	203	(589)	75
Increase (decrease) in:
Accounts payable	436	925	(172)
Deferred lease payable	296	353	382
Other prepaids, deferrals and accruals	(2,120)	2,642	1,047

Net cash provided by operating activities from continuing operations	$34,350	$32,249	$34,416

Cash Flows From Investing Activities
Purchase and construction of plant and equipment, net of retirements	$(21,195)	$(29,527)	$(34,095)
Acquisition of businesses, net of cash acquired	—	(600)	(9,153)
Purchase of investment securities	(453)	(536)	(736)
Proceeds from investment activities	11,489	403	416
Proceeds from sale of equipment	323	147	39

Net cash used in investing activities from continuing operations	$(9,836)	$(30,113)	$(43,529)

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004
in thousands

	2006	2005	2004

Cash Flows From Financing Activities
Proceeds from issuance of long-term debt	$—	$—	$13,177
Principal payments on long-term debt	(8,725)	(4,373)	(15,895)
Net payments of lines of credit	(1,177)	(12,000)	—
Dividends paid	(5,334)	(3,532)	(3,279)
Repurchase of stock from DRIP participants	(6)	—	—
Excess tax benefits on stock option exercises	228	—	—
Proceeds from exercise of incentive stock options	1,368	1,169	586

Net cash used in financing activities from continuing operations	$(13,646)	$(18,736)	$(5,411)

Net cash provided by (used in) continuing operations	$10,868	$(16,600)	$(14,524)
Net cash provided by operating activities from discontinued operations	—	5,000	—

Net increase (decrease) in cash and cash equivalents	$10,868	$(11,600)	$(14,524)

Cash and cash equivalents:
Beginning	2,572	14,172	28,696

Ending	$13,440	$2,572	$14,172

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest, net of capitalized interest of $19 in 2006; $20 in 2005, and $30 in 2004	$2,362	$3,072	$3,112

Income taxes	$12,960	$6,296	$935

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of business: Shenandoah Telecommunications Company and its subsidiaries (collectively, the “Company”) provide telephone service, wireless personal communications service (“PCS”) under the Sprint brand name, cable television, unregulated communications equipment sales and services, Internet access, and paging services. In addition, the Company leases towers and operates and maintains an interstate fiber optic network. As a result of the NTC Communications, L.L.C. (“NTC”) acquisition on November 30, 2004, the Company, through its subsidiary Shentel Converged Services, provides local and long distance voice, video, and Internet services on an exclusive and non-exclusive basis to multi-dwelling unit (“MDU”) communities (primarily off-campus college student housing) throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee and Mississippi. The Company’s other operations are located in the four-state region surrounding the Northern Shenandoah Valley of Virginia. Pursuant to a management agreement with Sprint Nextel Communications Company and its related parties (collectively, “Sprint Nextel”), the Company is the exclusive Sprint PCS Affiliate providing wireless mobility communications network products and services on the 1900 megahertz spectrum range in the geographic area extending from Altoona, Harrisburg and York, Pennsylvania, south through Western Maryland, and the panhandle of West Virginia, to Harrisonburg, Virginia. The Company is licensed to use the Sprint brand name in this territory, and operates its network under the Sprint Nextel radio spectrum license (See Note 7). A summary of the Company’s significant accounting policies follows:

Principles of consolidation: The consolidated financial statements include the accounts of all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Effective January 1, 2005, the Company implemented a new methodology for allocating all shared services and shared assets of the Company. The Company believes the new allocation methodology more accurately allocates labor, benefits and shared costs to its affiliates. FAS 131, “Disclosures about Segments of an Enterprise and Related Information” requires the Company to restate previously reported segment information following a change in the composition of an enterprise’s segment information unless it is impractical to do so. Further, if the Company is unable to restate previously reported segment information, the Company is required to provide current-period segment information on both the old and new basis of segmentation in the year in which the change occurs unless it is impracticable to do so. Due to the nature of the change in allocation methodology, and the process to derive the allocation of shared costs, management has determined that it would be impractical to restate fiscal year 2004 segment information or calculate the allocation using both the old and new methods.

Cash and cash equivalents: The Company considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times, these investments may be in excess of FDIC insurance limits. Cash equivalents were $12.6 million, $2.1 million, and $14.1 million at December 31, 2006, 2005 and 2004, respectively.

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

Changes in the allowance for doubtful accounts for trade accounts receivable for the years ended December 31, 2006, 2005 and 2004 are summarized below (in thousands):

	2006	2005	2004

Balance at beginning of year	$573	$351	$478
Bad debt expense	3,553	2,780	1,426
Losses charged to allowance	(3,753)	(2,839)	(1,695)
Recoveries added to allowance	210	281	142

Balance at end of year	$583	$573	$351

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

Property, plant and equipment: Property, plant and equipment is stated at cost. The Company capitalizes all costs associated with the purchase, deployment and installation of property, plant and equipment, including interest on major capital projects during the period of their construction. Expenditures, including those on leased assets, which extend the useful life or increase its utility, are capitalized. Maintenance expense is recognized when repairs are performed. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Depreciation and amortization is not included in the income statement line items “Costs of goods and services” or “Selling, general and administrative.” Depreciation lives are assigned to assets based on their estimated useful lives. Leasehold improvements are depreciated over the lesser of their useful lives or respective lease terms. The Company takes technology changes into consideration as it assigns the estimated useful lives, and monitors the remaining useful lives of asset groups to reasonably match the remaining economic life with the useful life and makes adjustments when necessary. During the years ended December 31, 2006, 2005 and 2004, the estimated useful lives of certain asset classes were decreased to reflect the remaining estimated economic useful lives of these assets and as a result, the Company recorded charges of $0.2 million, $0.4 million and $0.5 million, respectively, for the changes in estimated useful lives.

Valuation of long-lived assets: Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During 2006, the Company determined that certain long-lived assets associated with Shentel Wireless Company were impaired, and impairment charges of approximately $88 thousand were recognized during the fourth quarter.

Fair value: Financial instruments presented on the consolidated balance sheets that approximate fair value include: cash and cash equivalents, receivables, payables, and accrued liabilities.

Asset retirement obligations: The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.

The Company records the retirement obligation on towers owned where there is a legal obligation to remove the tower and restore the site to its original condition, as required by certain operating leases and applicable zoning ordinances of certain jurisdictions, at the time the Company discontinues its use. The obligation is estimated based on the size of the towers. The Company’s cost to remove the tower is amortized over the life of the tower. On December 31, 2006, 2005 and 2004, the liability was $929 thousand, $375 thousand and $334 thousand, respectively. Accretion and depreciation expense for the years ended December 31, 2006, 2005 and 2004 was approximately $95 thousand, $46 thousand and $20 thousand before taxes, respectively.

Cost in excess of net assets of business acquired and intangible assets: SFAS No.142, “Goodwill and Other Intangible Assets,” eliminates amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairment of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosures of information about goodwill and other intangible assets. Goodwill is assessed annually, at November 30, for impairment and in interim periods if certain events occur indicating that the carrying value may be impaired. No impairment of goodwill was required to be recorded in the years ended December 31, 2005 or 2004. Goodwill is allocated to the reporting segment responsible for the acquisition that gave rise to the goodwill. The following presents the goodwill balance allocated by segment and changes in the balances for the years ended December 31, 2006, 2005 and 2004:

	CATV Segment	Converged Services Segment	Shentel Wireless Segment	Total

Balance as of December 31, 2003	3,313	—	—	3,313
Acquisition (1)	—	5,550	—	5,550

Balance as of December 31, 2004	3,313	5,550	—	8,863
NTC purchase price adjustment (2)	—	989	—	989
Acquisition (3)	—	—	251	251

Balance as of December 31, 2005	3,313	6,539	251	10,103
Impairment charge (4)	—	—	(251)	(251)

Balance as of December 31, 2006	3,313	6,539	—	9,852

(1)	Goodwill recorded for the NTC acquisition (Note 14).

(2)

During the third quarter of 2005, the Company recorded an adjustment to the initial allocation of the purchase price for the November 30, 2004 acquisition of NTC (Note 14). Property, plant and equipment was reduced by approximately $1.5 million with a corresponding increase to goodwill. In addition, goodwill was reduced by approximately $0.5 million as a result of settling the escrow funds dispute.

(3)	Goodwill recorded for the Broadband Metro Communications acquisition (Note 14).

(4)

During the fourth quarter of 2006, the Company recognized an impairment charge for the goodwill associated with the Shentel Wireless Segment when the Company terminated Shentel Wireless’ operations and transferred its one remaining asset to NTC.

Intangible assets consist of the following at December 31, 2006, 2005 and 2004:

	2006			2005			2004

	Gross Carrying Amount	Accum- ulated Amort- ization	Net	Gross Carrying Amount	Accum- ulated Amort- ization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Business contracts	$2,823	$(578)	$2,245	$2,823	$(291)	$2,532	$2,653	$(89)	$2,564
Non-compete agreement	898	(459)	439	898	(238)	660	835	(17)	818
Trade name	168	(69)	99	168	(36)	132	168	(3)	165
Other	28	(12)	16	28	(6)	22	—	—	—

	$3,917	$(1,118)	$2,799	$3,917	$(571)	$3,346	$3,656	$(109)	$3,547

For the years ended December 31, 2006, 2005 and 2004, amortization expense related to intangible assets was $0.5 million, $0.5 million and $35 thousand, respectively. The 2006 amount included $0.1 million in impairment charges related to the termination of certain of Shentel Wireless’ contracts.

Aggregate amortization expense for intangible assets for the periods shown will be as follows:

December 31,	Amount

(in thousands)
2007	$468
2008	459
2009	251
2010	201
2011	185

Retirement plans: Prior to January 31, 2007, the Company maintained a noncontributory defined benefit plan covering substantially all employees. Pension benefits were based primarily on the employees’ compensation and years of service. The Company’s policy was to fund the maximum allowable contribution calculated under federal income tax regulations. The Company also maintained an Executive Supplemental Retirement Plan for selected employees. This was an unfunded plan and was maintained primarily for the purpose of providing additional retirement benefits for a select group of management employees. Effective January 31, 2007, the Company has frozen benefits payable under these plans, and will settle accumulated benefits for participants and terminate the plans in accordance with Department of Labor and ERISA regulations and requirements.

The Company also maintains a defined contribution 401(k) plan under which substantially all employees may defer a portion of their earnings on a pretax basis, up to the allowable federal maximum. The Company may make matching and discretionary contributions to this plan.

Neither of the funded retirement plans holds Company stock in the plan’s portfolio.

Income taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the recoverability of tax assets generated on a state-by-state basis from net operating losses apportioned to that state. Management uses a more likely than not threshold to make that determination and has concluded that at December 31, 2006, a valuation allowance against the deferred tax assets is not necessary (see Note 6).

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

Nonrefundable PCS activation fees and the portion of the activation costs deemed to be direct costs of acquiring new customers (primarily activation costs and credit analysis costs) are deferred and recognized ratably over the estimated life of the customer relationship in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104. Effective July 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables.” The EITF guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. The adoption of EITF 00-21 has required evaluation of each arrangement entered into by the Company for each sales channel. The Company will continue to monitor arrangements with its sales channels to determine if any changes in revenue recognition would need to be made in the future. The adoption of EITF 00-21 resulted in substantially all of the activation fee revenue generated from Company-owned retail stores and associated direct costs being recognized at the time the related wireless handset is sold and is classified as equipment revenue and cost of goods and services, respectively. Upon adoption of EITF 00-21, previously deferred revenues and costs continued to be amortized over the remaining estimated life of a subscriber, not to exceed 30 months. Revenue and costs for activations at other retail locations will continue to be deferred and amortized over their estimated lives as prescribed by SAB 104. In late 2006, the Company modified the estimated lives of its new PCS customers from 30 months to 40 months, reflecting the decline in the churn rate to 1.9% in each of the quarters of 2006. Previously deferred amounts were not affected by this change. The amounts of deferred revenue under SAB 104 at December 31, 2006, 2005 and 2004 were $0.4 million, $0.6 million and $0.8 million, respectively. The deferred costs at December 31, 2006, 2005 and 2004 were $0.1 million, $0.2 million and $0.3 million, respectively.

Nonrefundable NTC activation fees are deferred and recognized ratably over the estimated life of the customer relationship in accordance with SAB 104, typically 12 months. The amounts of deferred revenue under SAB 104 were $0.2 million and $0.2 million at December 31, 2006 and 2005, respectively.

NTC also allows Internet service customers to prepay their annual contract. For a prepayment equal to 11 monthly payments, the customer receives 12 months of service. The Company defers such revenue amounts and amortizes them over the contract period. Deferred revenues were $0.2 million and $0.2 million at December 31, 2006 and 2005, respectively. The 2005 amount included minimal amounts for prepaid cable and phone service.

Earnings per share: Basic net income per share was computed on the weighted average number of shares outstanding. Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options. In the years ended December 31, 2006 and 2004, all options were dilutive. For the year ended December 31, 2005, the dilutive net income per share was exclusive of approximately 160,000 stock options that were anti-dilutive. There were no adjustments to net income in the computation of diluted earnings per share for any of the years presented. The following tables show the computation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

	(in thousands, except per share amounts)
Basic income per share
Net income	$17,922	$10,735	$10,038

Weighted average shares outstanding	7,719	7,659	7,611

Basic income per share	$2.32	$1.40	$1.32

Effect of stock options outstanding:
Weighted average shares outstanding	7,719	7,659	7,611
Assumed exercise, at the strike price at the beginning of year	170	96	170
Assumed repurchase of options under treasury stock method	(112)	(52)	(124)

Diluted weighted average shares	7,777	7,703	7,657

Diluted income per share	$2.30	$1.39	$1.31

Recently Issued Accounting Standards:

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the enterprise’s financial statements in accordance with FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 will have a material effect upon the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts, based on the assumptions market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy with quoted market prices as the highest level and unobservable data (i.e., the reporting entity’s own data) as the lowest level. SFAS 157 requires expanded disclosure for fair value measurements based on lower level data in the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that applying SFAS 157 will have a material effect upon the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS 158”). SFAS 158 requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan. For the Company, FAS 158 was effective as of December 31, 2006, and is reflected in the statement of financial condition as of that date.

Reclassifications:

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

Note 2. Discontinued Operations

In November 2002, the Company entered into an agreement to sell its 66% General Partner interest in the Virginia 10 RSA Limited Partnership (cellular operation) to Verizon Wireless. The closing of the sale took place on February 28, 2003. The total proceeds received were $38.7 million, including $5.0 million held in escrow for any contingencies and indemnification issues arising during the two-year post-closing period and included as an escrow receivable in the consolidated balance sheet at December 31, 2004. In February 2005, the Company received the $5.0 million from the escrow agent.

Note 3. Securities and Investments

The Company has three classifications of investments: available-for-sale securities, investments carried at cost, and equity method investments. See Note 1 for definitions of each classification of investment. There were no available-for-sale-securities at December 31, 2006 or 2005.

Available-for-sale securities at December 31, 2004 consisted of the following:

	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(in thousands)
2004

Deutsche Telekom, AG	$85	$101	$—	$186
Other	46	—	—	46

	$131	$101	$—	$232

Gross realized gains for the year ended December 31, 2005 were $76 thousand. There were no gross realized gains on available-for-sale securities included in income for the year ended December 31, 2004. Gross realized losses included in income for the years ended December 31, 2005 and 2004 were $2 thousand and $28 thousand, respectively.

Changes in the unrealized gains (losses) on available-for-sale securities during the years ended December 31, 2005, and 2004 were reported as a separate component of shareholders’ equity as follows:

	2005	2004

	(in thousands)
Available-for-sale securities:
Beginning Balance	$101	$41
Unrealized holding gains (losses) during the year, net	(27)	32
Reclassification of recognized (gains) during the year, net	(74)	28

	—	101
Deferred tax effect related to net unrealized gains	—	36

Ending Balance	$—	$65

At December 31, 2006, 2005 and 2004, other investments, comprised of equity securities, which do not have readily determinable fair values, consist of the following:

	2006	2005	2004

	(in thousands)
Cost method:
Rural Telephone Bank	$—	$796	$796
NECA Services, Inc.	500	500	500
CoBank	1,817	1,716	1,486
Other	187	197	151

	2,504	3,209	2,933

Equity method:
South Atlantic Venture Fund III L.P.	—	33	52
South Atlantic Private Equity Fund IV L.P.	506	539	513
Magnolia Holding Company, LLC	18	—	—
Dolphin Communications Parallel Fund, L.P.	206	150	190
Dolphin Communications Fund II, L.P.	2,012	1,870	1,870
Burton Partnership	1,596	1,409	1,252
Virginia Independent Telephone Alliance	191	113	173
ValleyNet	42	42	35

	4,571	4,156	4,085

Total investments	$7,075	$7,365	$7,018

On August 4, 2005, the board of directors of the Rural Telephone Bank (the “RTB”) adopted a number of resolutions for the purpose of dissolving RTB as of October 1, 2005. The Company held 10,821,770 shares of Class B and Class C RTB Common Stock ($1.00 par value) which was reflected on the Company’s books at $796,000 under the cost method at December 31, 2005. In 2006, the Company received $11.3 million in proceeds, and recognized a gain of approximately $6.4 million, net of tax, related to the dissolution of the RTB and the redemption of the stock.

The Company’s investment in CoBank increased $101 thousand, $230 thousand and $165 thousand in the years ended December 31, 2006, 2005 and 2004, respectively, due to the ongoing patronage earned from the outstanding investment and loan balances the Company has with CoBank.

In the year ended December 31, 2006, the Company received distributions from its equity investments totaling $124 thousand in cash and invested $421 thousand in two equity investments, Dolphin Communications Parallel Fund, LP and Dolphin Communications Fund II, LP. These two investments recorded a net loss of approximately $222 thousand in the year ended December 31, 2006. Other equity investments had a net gain of $319 thousand in the year ended December 31, 2006. The investment in Magnolia Holding Company, LLC was part of the distribution from South Atlantic Venture Fund III L.P.

The Company is committed to invest an additional $0.5 million at December 31, 2006 in various equity method investees pursuant to capital calls from the fund managers.

The Company’s ownership interests in Virginia Independent Telephone Alliance and ValleyNet at December 31, 2006 were approximately 22% and 20%, respectively, which is consistent with the Company’s ownership interests at December 31, 2005 and 2004. The Company purchases services from Virginia Independent Telephone Alliance and ValleyNet at rates comparable to those charged to other customers. Other equity method investees are investment limited partnerships, in each of which the Company had an ownership interest ranging from approximately 0.7% to 4% at December 31, 2006.

Note 4. Plant in Service

Plant in service consists of the following at December 31, 2006, 2005 and 2004:

	Estimated Useful Lives	2006	2005	2004

		(in thousands)
Land		$1,165	$1,141	$802
Buildings and structures	15 – 40 years	44,740	40,511	36,626
Cable and wire	15 – 40 years	65,326	61,986	61,674
Equipment and software	3 – 16.6 years	156,391	144,683	127,902

		$267,622	$248,321	$227,004

Note 5. Long-Term Debt and Revolving Lines of Credit

Total debt consists of the following at December 31, 2006, 2005 and 2004:

		Weighted Average Interest Rate	2006	2005	2004

			(in thousands)
Rural Telephone Bank (“RTB”)	Fixed	—	$—	$4,613	$5,120
Rural Utilities Service (“RUS”)	Fixed	—	—	134	142
CoBank (term loan)	Fixed	7.58%	25,816	29,794	33,652
CoBank revolving credit facility	Variable	—	—	1,177	13,177
RUS Development Loan		Interest free	200	200	200

			26,016	35,918	52,291
Current maturities			4,109	4,526	4,372

Total long-term debt			$21,907	$31,392	$47,919

On November 30, 2004, the Company amended the terms of its Master Loan Agreement with CoBank, ACB to provide for a $15 million revolving reducing credit facility. Under the terms of the amended credit facility, the Company can borrow up to $12.5 million as of December 31, 2006. The revolving credit facility has a 12 year term with quarterly payments and reductions in the amount available. Borrowings under the facility have an adjustable rate, less patronage credits, that can be converted to a fixed rate at the Company’s option. The loan is secured by a pledge of the stock of all of the subsidiaries of the Company as well as all of the outstanding membership interests in NTC.

The CoBank term loan requires monthly payments of $322 thousand plus interest. The final maturity of the CoBank term loan is in 2013. The Company paid off the RTB and RUS fixed rate debt during 2006.

The CoBank term loan is secured by a pledge of the stock of the Company’s subsidiaries. The outstanding balance of the CoBank term loan at December 31, 2006 is $25.8 million, which is at fixed rates ranging from approximately 6.67% to 8.05%. The stated rate excludes patronage credits that are received from CoBank. These patronage credits are a distribution of profits of CoBank, which is a cooperative required to distribute its profits to its members. During the first quarter of 2006 and 2005, the Company received patronage credits of approximately 100 and 100 basis points, respectively, on its outstanding CoBank debt balance. The Company accrued 100 basis points in the year ended December 31, 2006, in anticipation of the early 2007 distribution of the credits by CoBank.

The Company is required to meet financial covenants for the CoBank debt measured at the end of each quarter, based on a trailing 12-month basis and calculated on continuing operations. The Company was in compliance with all covenants related to its debt agreements at December 31, 2006.

On April 19, 2006, the Company renewed its line of credit with SunTrust Bank, originally issued May 26, 2004, effective through May 31, 2007. Interest is payable at the one month LIBOR rate plus 1.25%, updated on the first of each month. No borrowings have been made under this line of credit during 2006, and no balances were outstanding as of December 31, 2006, 2005 or 2004 under this line of credit.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2006 are as follows:

Year	Amount

(in thousands)
2007	$4,109
2008	4,248
2009	4,399
2010	4,561
2011	3,975
Later years	4,524

$25,816

The estimated fair value of fixed rate debt instruments as of December 31, 2006, 2005 and 2004 was $28.3 million, $33.6 million and $37.9 million, respectively, determined by discounting the future cash flows of each instrument at rates offered for similar debt instruments of comparable maturities as of the respective year-end dates.

Note 6. Income Taxes

Total income taxes for the years ended December 31, 2006, 2005 and 2004 were allocated as follows:

	2006	2005	2004

	(in thousands)
Income tax expense	$12,370	$6,716	5,921
Income tax from cumulative effect of an accounting change	(48)	—	—
Accumulated other comprehensive income for unrecognized actuarial losses on pensions	(1,157)	—	—
Accumulated other comprehensive income for unrealized holding gains (losses) on equity securities	—	(40)	21

	$11,165	$6,676	$5,942

The Company and its subsidiaries file income tax returns in several jurisdictions. The provision for the federal and state income taxes attributable to income from continuing operations consists of the following components:

	Years Ended December 31,

	2006	2005	2004

	(in thousands)
Current expense
Federal taxes	$12,077	$7,356	$(323)
State taxes	1,938	868	442

Total current provision	14,015	8,224	119
Deferred expense (benefit)
Federal taxes	(2,026)	(851)	5,402
State taxes	381	(657)	400

Total deferred provision (benefit)	(1,645)	(1,508)	5,802

Income tax expense	$12,370	$6,716	$5,921

A reconciliation of income taxes determined by applying the Federal and state tax rates to income from continuing operations is as follows for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,

	2006	2005	2004

	(in thousands)
Computed “expected” tax expense (35% for 2006 and 2005, and 34% for 2004)	$10,629	$6,107	$5,426
State income taxes, net of federal tax effect	1,507	137	556
Effect of change of tax rates on deferred taxes	—	671	—
Other, net	234	(199)	(61)

Income tax provision	$12,370	$6,716	$5,921

Net deferred tax assets and liabilities consist of the following at December 31, 2006, 2005 and 2004:

	2006	2005	2004

	(in thousands)
Deferred tax assets:
State net operating loss carryforwards, net of federal tax	$1,016	$1,310	$1,583
Lease obligations	936	843	690
Deferred revenues	106	154	212
Accrued pension/ERO costs	2,363	166	175
Allowance for doubtful accounts	233	228	129
Accrued compensation costs	52	380	61
Other, net	351	306	128

Total gross deferred tax assets	5,057	3,387	2,978
Less valuation allowance	—	—	754

Net deferred tax assets	$5,057	$3,387	$2,224

Deferred tax liabilities:
Plant-in-service	25,900	27,204	25,844
Escrowed gain on sale of discontinued operations	—	—	1,859
Unrealized gain on investments	—	—	38
Gain on investments, net	375	250	98

Total gross deferred tax liabilities	26,275	27,454	27,839

Net deferred tax liabilities	$21,218	$24,067	$25,615

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believed it more likely than not that the Company would realize the benefits of the deferred tax assets and eliminated the valuation allowance at December 31, 2005. The Company has generated net operating loss carryforwards of approximately $16.7 million from its PCS operations in several states. These carryforwards expire at varying dates beginning in the year 2018 and ending in 2023.

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

The Company receives and pays travel fees for inter-market usage of the network by Sprint Nextel wireless subscribers not homed in a market in which they may use the service. Sprint Nextel and its PCS Affiliates pay the Company for the use of its network by their wireless subscribers, while the Company pays Sprint Nextel and its PCS Affiliates reciprocal fees for Company subscribers using other segments of the network not operated by the Company. The rates paid on inter-market travel have been reduced to $0.058 per minute since January 1, 2003. This rate remained in effect through December 31, 2006.

Sprint Nextel provides back-office and other services including travel clearing-house functions, to the Company. For periods before January 1, 2004, there was no prescribed formula defined in the agreements with Sprint Nextel for the calculation of the fee charged to the Company for these services. Sprint Nextel adjusted these fees at least annually. This situation changed with the execution of an amendment to the Agreement which occurred on January 31, 2004, retroactive to January 1, 2004 (the “Amended Agreement”). By simplifying the formulas used and fixing certain fees, the Amended Agreement provided greater certainty to the Company for certain expenses and revenues through December 31, 2006, and simplified the methods used to settle revenue and expenses between the Company and Sprint Nextel.

On March 13, 2007, the Company’s PCS Subsidiary and Sprint Nextel entered into a series of agreements, the effects of which were to:

•

Amend, as of January 1, 2007, the existing management and services agreements with Sprint Nextel to further simplify the methods used to settle revenue and expenses between the Company and Sprint Nextel;

•

Upon receipt of any required landlord consents, transfer all Sprint Nextel operated Nextel store locations within the Company’s PCS service area to the Company’s PCS Subsidiary. The Company will sell Sprint Nextel iDEN (Integrated Digital Enhanced Network) phones and provide local customer service support for Sprint Nextel iDEN customers in the Company’s service area;

•

Provide the Company and Sprint Nextel with the right under certain circumstances and subject to agreement on appropriate terms to participate in future Sprint Nextel wireless service offerings within the Company’s PCS service area; and

•	Settle all outstanding claims arising out of the merger of Sprint Corporation and Nextel Communications, Inc. and the subsequent acquisition by Sprint Nextel of Nextel Partners, Inc.

As a result of the amendments to the existing management and affiliation agreements with Sprint Nextel (the 2007 Amendments), the basis upon which the Company and Sprint Nextel settle revenue and expenses, including travel and roaming, and upon which the Company compensates Sprint Nextel for support services, such as customer service, billing, collections, long distance, national network operations support, inventory logistics support, use of the Sprint Nextel brand names, national advertising, national distribution and product development, has been simplified. As a result of the amendments, the Company and Sprint Nextel will no longer settle such amounts; nor will the Company pay Sprint Nextel a fee per subscriber or a fee for each new subscriber added.

In lieu of such fees and the settling of revenues and expenses for use on each other’s networks, the Company will pay Sprint Nextel a Net Service Fee equal to 8.8% of billed revenue (net of customer credits, account write-offs and other billing adjustments). This 8.8% Net Service Fee is in addition to the 8% of billed revenue (net of customer credits, account write-offs and other billing adjustments) currently retained by Sprint Nextel under the existing management agreement. The Net Service Fee is designed to approximate the current settlements adjusted to reflect new pricing for travel and CCPU (cash cost per user) and CPGA (cost per gross activation). The Net Service Fee is also net of the expected annual cost to provide local customer service support to Sprint Nextel iDEN customers in our local service area.

The 8.8% rate for the Net Service Fee can only be changed under certain circumstances. Until June 30, 2010, the Net Service Fee can only be changed if changes in travel patterns and wholesale usage, or the amounts necessary for Sprint Nextel to recover costs for providing services to Manager, results in the Net Service Fee (calculated using the same methods employed in setting the original rate) moving by more than two full percentage points higher to 10.8% or more, or lower to 6.8% or less. After June 30, 2010, on an annual basis either party can request a change only if such change results in the Net Service Fee moving by more than one full percentage point higher or lower than the Net Service Fee then in effect. The Net Service fee is capped at 12.0%, unless the Company’s use of services under the Services Agreement is disproportionately greater than the use of the services in similar Sprint PCS markets, in which case the parties will negotiate an alternative arrangement.

The Company’s PCS subsidiary is dependent upon Sprint Nextel’s ability to execute certain functions such as billing, customer care, collections and other operating activities under the Company’s agreements with Sprint Nextel. Due to the high degree of integration within many of the Sprint Nextel systems, and the Company’s dependency on these systems, in many cases it would be difficult for the Company to perform these services in-house or to outsource the services to another provider. If Sprint Nextel is unable to perform any such service, the change could result in increased operating expenses and have an adverse impact on the Company’s operating results and cash flow. In addition, the Company’s ability to attract and maintain a sufficient customer base is critical to generating positive cash flow from operations and profits for its PCS operation. Changes in technology, increased competition, or economic conditions in the wireless industry or the economy in general, individually and/or collectively, could have an adverse effect on the Company’s financial position and results of operations.

The Sprint Nextel agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements. The Company was in compliance in all material respects with these requirements as of December 31, 2006.

Note 8. Related Party Transactions

ValleyNet, an equity method investee of the Company, resells capacity on the Company’s fiber network under an operating lease agreement. Facility lease revenue from ValleyNet was approximately $3.7 million, $3.8 million and $2.7 million in the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, 2005 and 2004, the Company had accounts receivable from ValleyNet of approximately $0.3 million, $0.3 million and $0.3 million, respectively. The Company’s PCS operating subsidiary leases capacity through ValleyNet fiber facilities. Payment for usage of these facilities was $1.0 million, $1.0 million and $0.8 million in the years ended December 31, 2006, 2005 and 2004, respectively.

Virginia Independent Telephone Alliance, an equity method investee of the Company, provides SS7 signaling services to the Company. These transactions are recorded as expense on the Company’s books and were less than $30 thousand in each of the years ended December 31, 2006, 2005 and 2004.

Two then current directors of the Company, along with their family members, collectively held 2.1% of the outstanding membership units of NTC which were acquired by the Company on November 30, 2004 when the Company purchased the remaining 83.9% of NTC that it did not already own. See Note 14 for additional information about the purchase of NTC.

Note 9. Retirement Plans

The Company maintains a noncontributory defined benefit pension plan and a separate defined contribution 401(k) plan. On November 30, 2006, the Company announced its intention to offer early retirement benefits for certain employees (up to five years of additional age and service for those employees 50 years of age and older with 10 or more years of service); to freeze the defined benefit pension plan as of January 31, 2007; and subsequently, to settle benefits earned under the plan and terminate the plan. Settlement and termination are expected to be finalized during the third quarter of 2007. The Company reflected the effects of freezing the plan during 2006, and recognized costs of the special termination benefits in 2006 for those seven employees who elected to accept the early retirement offer as of December 31, 2006. The Company expects to recognize additional special termination benefits during 2007 as additional employees elect to accept the early retirement offer, as well as recognizing other costs associated with settling benefits and terminating the plan. Unrecognized net losses shown in the tables below, totaling $3.0 million as of December 31, 2006, will be amortized to expense during 2007, largely at the time of the settlement of the plans.

As of December 31, 2006, the Company implemented the reporting and disclosure requirements of SFAS 158. SFAS 158 requires the funded status of retirement plans to be reflected in the Company’s statement of financial position, and requires that certain effects of pension transactions be reflected in other comprehensive income. SFAS 158 does not impact the reported cost associated with retirement plans, nor does it require that prior period amounts be restated to conform to the current presentation. After recognizing the effects of the curtailment of the pension plans at November 30, 2006, the implementation of SFAS 158 had no effect upon the Company’s statement of financial condition at December 31, 2006, other than the inclusion of the qualified pension plan’s funded status shortfall of $377,000 as a current liability rather than a non-current liability.

The following table presents the defined benefit plan’s funded status and amounts recognized in the Company’s consolidated financial statements.

	2006	2005	2004

	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning	$16,422	$13,594	$11,650
Service cost	953	744	604
Interest cost	876	774	691
Actuarial loss	1,704	1,467	910
Benefits paid	(312)	(305)	(261)
Special termination benefits	369	—	—
Curtailment	(5,873)	—	—
Change in plan provisions	—	148	—

Benefit obligation, ending	14,139	16,422	13,594

Change in plan assets:
Fair value of plan assets, beginning	12,655	10,717	7,853
Actual return on plan assets	419	1,024	1,154
Benefits paid	(312)	(305)	(261)
Contributions made	1,000	1,219	1,971

Fair value of plan assets, ending	13,762	12,655	10,717

Funded status	(377)	(3,767)	(2,876)
Unrecognized net loss	1,701	3,667	2,501
Unrecognized prior service cost	—	337	220

Prepaid (accrued) benefit cost	$1,324	$237	$(155)

Amounts recognized in the consolidated balance sheets:

Deferred charges and other assets, net	$—	$237	$—
Accrued liabilities and other	(377)	—	—
Pension and other	—	—	(155)
Accumulated other comprehensive income (loss)	1,701	—	—

Net amount recognized	$1,324	$237	$(155)

Components of net periodic benefit costs:
Service cost	$953	$744	$604
Interest cost	876	774	691
Expected return on plan assets	(940)	(793)	(579)
Amortization of prior service costs	337	31	31
Amortization of net loss	109	71	62
Amortization of net transition asset	—	—	(9)
Curtailment gain	(1,791)	—	—
Special termination benefits	369	—	—

Net periodic benefit cost	$(87)	$827	$800

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss for the period	1,701

Total recognized in net periodic benefit cost and other comprehensive income	$1,614

The accumulated benefit obligation for the qualified retirement plan was $14.1 million, $10.8 million and $9.1 million at December 31, 2006, 2005 and 2004, respectively.

Weighted average assumptions used by the Company in the determination of benefit obligations at December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Discount rate	5.00%	5.50%	5.75%
Rate of increase in compensation levels	4.50%	4.50%	4.50%

Weighted average assumptions used by the Company in the determination of net pension cost for the years ended December 31, 2006, 2005, and 2004 were as follows:

	2006	2005	2004

Discount rate	5.50%	5.75%	6.00%
Rate of increase in compensation level	4.50%	4.50%	4.50%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

The Company’s pension plan asset allocations based on market value at December 31, 2006 and 2005, by asset category were as follows:

Asset Category	2006	2005

Equity securities	44%	64%
Debt securities	53%	34%
Cash and cash equivalents	3%	2%

	100%	100%

Investment Policy

The investment policy of the Company’s Pension Plan has been for assets to be invested in a manner consistent with the fiduciary standards of the Employee Retirement Income Security Act of 1974, as amended. This investment policy has been to preserve capital, which included the investment objectives of inflationary protection and protection of the principal amounts contributed to the Pension Plan. Of lesser importance was the consistency of growth, which would tend to minimize the annual fluctuations in the normal cost. It was anticipated that growth of the fund would result from both capital appreciation and the re-investment of current income. As a result of the Company’s decision in 2006 to freeze, settle and terminate the plan during 2007, the Company has begun to increase the liquidity of the pension plan assets to accommodate the expected distribution of accrued benefits to participants.

Contributions

As a result of the freeze and expected settlement of benefits under the plan, the Company expects to contribute $0.4 million to the plan during 2007, and anticipates distributing approximately $14.7 million to participants. These amounts are subject to change, and will increase based upon the number of eligible employees electing to accept the early retirement offer announced in November, 2006. The Company contributed $1.0 million and $1.2 million to the plan during the years ended December 31, 2006 and 2005, respectively.

The Company’s matching contributions to the defined contribution 401(k) plan were approximately $370 thousand, $305 thousand and $254 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

In May 2003, the Company adopted an unfunded nonqualified Supplemental Executive Retirement Plan (the “SERP”) for named executives. The plan was established to provide retirement benefits in addition to those provided under the Retirement Plan that covers all employees. This plan is also being frozen as of January 31, 2007, and the Company anticipates replacing this plan with a new defined contribution SERP plan to be established during 2007. Three participants in this plan were eligible for the early retirement offer described above, and one accepted the offer in January 2007.

The following table presents the actuarial information for the SERP at December 31, 2006, 2005 and 2004.

	2006	2005	2004

	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning	$1,955	$1,235	$869
Service cost	189	152	113
Interest cost	110	71	52
Actuarial loss	425	497	201
Curtailment	(37)	—	—

Benefit obligation, ending	2,642	1,955	1,235

Funded status	$(2,642)	$(1,955)	$(1,235)
Unrecognized net loss	1,279	942	465
Additional minimum liability	—	(553)	(387)
Intangible asset	—	449	387
Unrecognized prior service cost	—	449	485
Accumulated other comprehensive income	—	104	—

Accrued benefit cost	$(1,363)	$(564)	$(285)

Amounts recognized in the consolidated balance sheets:
Deferred charges and other assets, net	$—	$449	$387
Pension and other	(2,642)	(1,117)	(672)
Accumulated other comprehensive income (loss)	1,279	104	—

Net amount recognized	$(1,363)	$(564)	$(285)

Components of net periodic benefit costs:
Service cost	$189	$152	$113
Interest cost	110	71	52
Amortization of prior service costs	449	36	36
Amortization of net loss	50	20	14

Net periodic benefit cost	$798	$279	$215

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss for the period	1,330
Amortization of net loss	(51)

Total recognized in net periodic benefit cost and other comprehensive income	$1,279

Assumptions used by the Company in the determination of benefit obligations for the SERP consisted of the following at December 31, 2006, 2005 and 2004:

	2006	2005	2004

Discount rate	5.50%	5.50%	5.75%
Rate of increase in compensation levels	4.50%	4.50%	4.50%

The Company anticipates that it will transfer participants’ account balances to the new defined contribution SERP plan during 2007. The Company expects to transfer approximately $2.7 million in connection with the change in plans. To the extent that balances are transferred to the new defined contribution SERP, no cash disbursements will be required.

Note 10. Stock Incentive Plan

The Company maintains a shareholder-approved Company Stock Incentive Plan approved in 1996 (the “1996 Plan”), providing for the grant of incentive compensation to essentially all employees in the form of stock options. The 1996 Plan authorized grants of options to purchase up to 480,000 shares of common stock over a ten-year period beginning in 1996. The term of the 1996 Plan expired in February of 2006. During 2005, a new Company Stock Incentive Plan was approved, the “2005 Plan,” under which 480,000 shares may be issued over a ten-year period beginning in 2005. The option price for all grants has been at the current market price at the time of the grant. Grants have generally provided that one-half of the options vest and become exercisable on each of the first and second anniversaries of the grant date, with the options expiring on the fifth anniversary of the grant date. In the year ended December 31, 2003, the Company also issued a grant pursuant to which the options are vested over a five-year period beginning on the third anniversary of the grant date. The participant may exercise 20% of the total grant after each anniversary date from the third through the seventh year, with the options expiring on the tenth anniversary of the grant date. In the years ended December 31, 2005 and 2004, the Company also made grants pursuant to which the options are vested over a four-year period beginning on the third anniversary of the grant date; all of these grants were cancelled during 2006 due to the grantees’ termination of employment. The Company did not grant any options during 2006.

In 2004, the Company issued tandem awards of stock options and stock appreciation rights (“SARs”). Because the employee had the choice of receiving cash or shares of stock, this plan resulted in the Company recording a liability, which was adjusted each period to reflect the vested portion of the intrinsic value of the award. If employees subsequently chose to receive shares of stock rather than cash, the liability was settled by issuing stock. During 2005, the Company issued tandem awards of stock options and SARs with a net-share settlement feature. Due to the net-share settlement feature, the Company accounted for these awards as SARs and recognized compensation expense over the vesting period to the extent the current stock price exceeded the exercise price of the options.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”) using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, for equity classified awards, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period. For those tandem awards of stock options and SARs which are liability classified awards, fair value is calculated at the grant date and each subsequent reporting date during both the requisite service period and each subsequent period until settlement.

In periods prior to the adoption of SFAS 123(R), the Company accounted for its stock options by applying the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB Opinion No. 25 issued in March 2000. Under this method, compensation expense was recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” No compensation expense was recognized in years prior to 2004 since all such options were granted with an exercise price equal to the market price at the date of the grant. For the tandem awards granted during 2004 and 2005, the Company recognized compensation expense for the vested portion of the awards of $1.3 million and $0.2 million for the years ended December 31, 2005 and 2004. For both the 2004 and 2005 SARs grants, the adoption of SFAS 123(R) resulted in a change in the measurement of compensation expense from an intrinsic method to a fair value method.

Effective July 1, 2006, certain holders of 2004 SARs voluntarily relinquished their right to receive cash from the Company upon exercise. The fair value of these awards calculated as of the date of modification was transferred from liability to equity. These awards will, going forward, be accounted for as equity options.

The adjustments to net income in the table below reflect the impact of compensation related to the 2005 equity classified stock appreciation rights and the impact of the pro forma compensation expense, both net of the income tax effect. No adjustments to net income have been made for the 2004 liability classified stock appreciation rights since there are no differences between APB Opinion No. 25 and SFAS No. 123 pro forma compensation expense. Had compensation expense been recorded for the options based on fair values of the awards at the grant date (the method prescribed in SFAS No. 123), reported net income and earnings per share would have been reduced to the pro forma amounts shown in the following table for the years ended December 31, 2005 and 2004:

	2005	2004

	(in thousands, except per share amounts)
Net Income
As reported	$10,735	$10,038
Add: Recorded stock based compensation expense included in reported net income, net of related income tax effects.	211	—
Deduct: Pro forma compensation expense, net of related income tax effects.	199	143

Pro forma	$10,747	$9,895

Earnings per share, basic and diluted
As reported, basic	$1.40	$1.32
As reported, diluted	1.39	1.31
Pro forma, basic	1.40	1.30
Pro forma, diluted	1.40	1.29

Disclosures for 2006 are not presented in the table above because stock-based payments were accounted for under SFAS 123(R)’s fair-value method during this period.

The impact of initially applying SFAS 123(R) was recognized as of the effective date using the modified prospective method. Under the modified prospective method the Company recognized stock-based compensation expense from January 1, 2006, as if the fair value based accounting method had been used to account for all outstanding unvested employee awards granted in prior years. Results of prior periods have not been restated.

For outstanding options previously classified as a liability and which continue to be classified as a liability under SFAS 123(R), the Company recognized the effect of initially re-measuring the liability from its intrinsic value to its fair value as a cumulative effect of a change in accounting principle. The cumulative effect was $77 thousand, net of taxes.

The fair value of each grant was estimated at the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004

Dividend rate	1.02%	1.42%	1.77%
Risk-free interest rate	4.88%	4.30%	2.74%
Expected lives of options	2.7 years	3.5 years	5 years
Price volatility	39.06%	45.73%	49.68%

For 2006, the assumptions were used to calculate the fair value of the options classified as a liability. The fair value of options classified as a liability is calculated at the grant date and each subsequent reporting date until the options are settled. As of December 31, 2006, 5,178 options were classified as liability-type options.

Volatility is based on the historical volatility of the price of the Company’s stock over the expected term of the options. The expected term represents the period of time that the options granted are expected to be outstanding. The risk free rate is based on the U.S. Treasury yield curve, in effect at the date the fair value of the options is calculated, with an equivalent term.

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those awards expected to vest. Compensation cost recognized in 2006 totaled $350 thousand, and the income tax benefit for share-based compensation arrangements recognized in 2006 was $105 thousand.

A summary of the status of the Plans at December 31, 2006, 2005 and 2004 and changes during the years ended on those dates is as follows:

	Options	Weighted Average Grant Price Per Option	Fair Value Per Option

Outstanding December 31, 2003	172,220	$16.92

Granted	108,178	24.56	$9.66
Cancelled	(4,368)	12.66
Exercised	(37,219)	15.80

Outstanding December 31, 2004	238,811	20.97

Granted	79,031	31.59	$10.51 to 18.11
Cancelled	(20,262)	25.32
Exercised	(56,717)	18.23

Outstanding December 31, 2005	240,863	24.73

Granted	—	—	n/a
Cancelled	(51,150)	28.23
Exercised	(67,059)	21.42

Outstanding December 31, 2006	122,654	$25.09

There were options for 122,654 shares outstanding at December 31, 2006 at a weighted average exercise price of $25.09 per share, an aggregate intrinsic value of $2.4 million and a weighted-average remaining contractual life of 3.1 years. There were options for 76,966 shares exercisable at December 31, 2006 at a weighted average exercise price of $23.72 per share, an aggregate intrinsic value of $1.6 million and a weighted-average remaining contractual life of 2.3 years. The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s average closing stock price of $44.32 during the year ended December 31, 2006.

During 2006, the total fair value of options vested was $1.0 million; the total intrinsic value of options exercised was $1.5 million; and the options-based liabilities paid were $43,000. During 2006, the total cash received as a result of employee stock option exercises was $1.4 million, and the actual tax benefit realized for the tax deductions was $332,000.

As of December 31, 2006, the total compensation cost related to nonvested options not yet recognized is $87,000, which will be recognized over a weighted-average period of 2.1 years.

Note 11. Major Customer

The Company has one major customer relationship that is a significant source of revenue. During the year ended December 31, 2006, as during the past number of years, the Company’s relationship with Sprint Nextel continued to increase, due to growth in the PCS business segment. Approximately 68% of total operating revenues for the year ended December 31, 2006, 65% of total operating revenues for the year ended December 31, 2005, and 63.5% of total operating revenues for the year ended December 31, 2004 were generated by or through Sprint Nextel and its customers using the Company’s portion of Sprint Nextel’s nationwide PCS network. No other customer relationship generated more than 2.5% of the Company’s total operating revenues for the years ended December 31, 2006, 2005 or 2004.

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

Note 13. Lease Commitments

The Company leases land, buildings and tower space under various non-cancelable agreements, which expire between the years 2007 and 2046 and require various minimum annual rental payments. These leases typically include renewal options and escalation clauses. In general, tower leases have five or ten year initial terms with four renewal terms of five years. The other leases generally contain certain renewal options for periods ranging from five to twenty years.

Future minimum lease payments under non-cancelable operating leases, including renewals that are reasonably assured at the inception of the lease, with initial variable lease terms in excess of one year as of December 31, 2006 are as follows:

Year Ending	Amount

(in thousands)
2007	$5,078
2008	5,052
2009	4,935
2010	4,247
2011	3,511
2012 and beyond	20,684

$43,507

The Company’s total rent expense was $5.9 million in the year ended December 31, 2006, $5.3 million in the year ended December 31, 2005, and $4.8 million in the year ended December 31, 2004.

As lessor, the Company has leased buildings, tower space and telecommunications equipment to other entities under various non-cancelable agreements, which require various minimum annual payments. The total minimum rental receipts at December 31, 2006 are as follows:

Year Ending	Amount

(in thousands)
2007	$3,462
2008	2,941
2009	2,536
2010	2,122
2011	672
2012 and beyond	460

$12,193

The Company’s total rent income was $9.3 million in the year ended December 31, 2006, $8.5 million in the year ended December 31, 2005, and $8.0 million in the year ended December 31, 2004.

Note 14. Acquisitions

Broadband Metro Communications

In September 2005, the Company purchased the assets of Broadband Metro Communications, which marketed wireless broadband services, for $0.6 million in cash (see Note 1). The results of Broadband Metro Communication’s operations (operating under the name Shentel Wireless) have been included in the consolidated financial statements since that date. During 2006, the Company terminated all but one of the contracts acquired in this acquisition, transferred that contract and its related assets to NTC, and terminated operations at Shentel Wireless. The Company took impairment charges of approximately $430,000 in connection with the terminated contracts and termination of operations, including the write-off of $251,000 of goodwill recorded in the acquisition.

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

The table below reflects the unaudited pro forma results of the Company and NTC for the year ended December 31, 2004 as if the acquisition had taken place at the beginning of the calendar year:

2004

Operating revenue	$129,884
Income from operations	9,165
Net income	$9,165
Diluted net income per share	$1.20

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

The PCS segment, as a Sprint PCS Affiliate, provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia.

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

Other includes ShenTel Service Company, Shenandoah Cable Television, Shenandoah Network Company, Shenandoah Long Distance Company, ShenTel Communications Company, Shentel Wireless Company and Converged Services of West Virginia. During the third quarter of 2005, Shenandoah Valley Leasing Company changed its name to Shentel Wireless Company; during the fourth quarter of 2006, Shentel Wireless Company terminated most of its contracts, transferred its last remaining contract and associated assets to Converged Services, and ceased operations.

Income (loss) recognized from equity method nonaffiliated investees by segment is as follows:

Year	Holding	Telephone	Consolidated Totals

	(in thousands)
2006	$(65)	$164	$99
2005	(283)	57	(226)
2004	(179)	148	(31)

Selected financial data for each segment is as follows:

Year Ended December 31, 2006

In thousands

	PCS	Telephone	Converged Services (NTC)	Mobile	Holding	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$75,509	$6,440	$9,976	$—	$—	$11,220	$—	$103,145
Access charges	—	11,319	—	—	—	—	—	11,319
Travel/roaming revenue	34,048	—	—	—	—	—	—	34,048
Facilities and tower lease	—	3,791	2	3,412	—	1,899	—	9,104
Equipment	4,210	28	146	—	—	582	—	4,966
Other	1,688	3,099	543	183	—	1,100	—	6,613

Total external revenues	115,455	24,677	10,667	3,595	—	14,801	—	169,195
Internal Revenues	—	5,793	—	1,656	—	2,589	(10,038)	—

Total operating revenues	$115,455	$30,470	$10,667	$5,251	$—	$17,390	$(10,038)	$169,195

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	52,511	6,868	8,243	1,595	9	11,151	(8,721)	71,656
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	32,958	4,491	4,766	686	2,660	4,831	(1,317)	49,075
Depreciation and amortization	14,326	4,755	5,103	878	64	2,164	—	27,290

Total operating expenses	99,795	16,114	18,112	3,159	2,733	18,146	(10,038)	148,021

Operating income (loss)	15,660	14,356	(7,445)	2,092	(2,733)	(756)	—	21,174

Non-operating income (expense)	262	11,144	6	11	3,611	32	(3,509)	11,557
Interest (expense)	(1,250)	(180)	(1,067)	(392)	(2,363)	(619)	3,509	(2,362)
Income taxes	(5,908)	(10,005)	2,762	(662)	1,059	384	—	(12,370)
Cumulative effect of a change in accounting, net of tax	(11)	(27)	(21)	(1)	(2)	(15)	—	(77)

Net income (loss)	$8,753	$15,288	$(5,765)	$1,048	$(428)	$(974)	—	$17,922

Total assets	$78,637	$62,619	$25,226	$15,758	$147,020	$21,213	$(142,753)	$207,720

Year Ended December 31, 2005

In thousands

	PCS	Telephone	Converged Services (NTC)	Mobile	Holding	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$61,606	$6,486	$9,631	$—	$—	$10,732	$—	$88,455
Access charges	—	11,433	—	—	—	—	—	11,433
Travel/roaming revenue	27,220	—	—	—	—	—	—	27,220
Facilities and tower lease	—	3,920	—	3,147	—	1,307	—	8,374
Equipment	3,459	17	12	—	—	843	—	4,331
Other	2,133	2,882	179	146	—	1,238	—	6,578

Total external revenues	94,418	24,738	9,822	3,293	—	14,120	—	146,391
Internal Revenues	1	4,256	—	1,386	—	2,584	(8,227)	—

Total operating revenues	$94,419	$28,994	$9,822	$4,679	$—	$16,704	$(8,227)	$146,391

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	43,149	6,620	6,783	1,414	—	9,292	(6,959)	60,299
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	28,848	5,313	4,378	559	1,872	4,632	(1,268)	44,334
Depreciation and amortization	12,693	4,430	2,575	713	64	1,907	—	22,382

Total operating expenses	84,690	16,363	13,736	2,686	1,936	15,831	(8,227)	127,015

Operating income (loss)	9,729	12,631	(3,914)	1,993	(1,936)	873	—	19,376

Non-operating income (expense)	11	687	38	166	3,710	40	(3,501)	1,151
Interest (expense)	(1,720)	(320)	(982)	(273)	(2,746)	(536)	3,501	(3,076)
Income taxes	(2,658)	(5,148)	1,557	(750)	895	(612)	—	(6,716)

Net income (loss)	$5,362	$7,850	$(3,301)	$1,136	$(77)	$(235)	—	$10,735

Total assets	$81,796	$59,873	$27,107	$20,039	$143,308	$23,154	$(150,356)	$204,921

Year Ended December 31, 2004

In thousands

	PCS	Telephone	Converged Services (NTC)	Mobile	Holding	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$52,724	$6,403	$731	$—	$—	$9,589	$—	$69,447
Access charges	—	10,960	—	—	—	—	—	10,960
Travel/roaming revenue	22,863	—	—	—	—	—	—	22,863
Facilities and tower lease	—	3,944	—	2,915	—	1,149	—	8,008
Equipment	3,190	25	(1)	—	—	361	—	3,575
Other	1,388	2,408	6	178	—	2,161	—	6,141

Total external revenues	80,165	23,740	736	3,093	—	13,260	—	120,994
Internal Revenues	1	3,635	—	1,298	—	1,991	(6,925)	—

Total operating revenues	80,166	27,375	736	4,391	—	15,251	(6,925)	120,994

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	39,112	4,098	352	1,114	9	7,837	(6,675)	45,847
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	22,952	8,129	319	632	2,059	4,275	(250)	38,116
Depreciation and amortization	11,915	4,633	232	611	95	1,534	—	19,020

Total operating expenses	73,979	16,860	903	2,357	2,163	13,646	(6,925)	102,983

Operating income (loss)	6,187	10,515	(167)	2,034	(2,163)	1,605	—	18,011

Non-operating income (expense)	2	355	—	82	2,982	26	(2,370)	1,077
Interest (expense)	(1,626)	(305)	(19)	(254)	(2,804)	(491)	2,370	(3,129)
Income taxes	(1,799)	(3,858)	69	(714)	802	(421)	—	(5,921)

Net income (loss)	$2,764	$6,707	$(117)	$1,148	$(1,183)	$719	$—	$10,038

Total Assets	$81,090	$59,507	$24,423	$17,509	$152,002	$23,256	$(146,366)	$211,421

Note 16. Quarterly Results (unaudited)

The following table shows selected quarterly results for the Company.

(in thousands except per share data)

For the year ended December 31, 2006	First	Second	Third	Fourth	Total

Operating revenues	$39,799	$41,427	$42,594	$45,375	$169,195
Operating income	4,151	4,773	5,927	6,323	21,174
Net income	8,545	2,784	3,381	3,212	17,922

Net income per share – basic	$1.11	$0.36	$0.44	$0.41	$2.32
Net income per share - diluted	1.10	0.36	0.43	0.41	2.30

For the year ended December 31, 2005	First	Second	Third	Fourth	Total

Operating revenues	$34,395	$35,457	$37,314	$39,225	$146,391
Operating income	4,505	4,471	5,656	4,744	19,376
Net income	2,341	2,454	3,101	2,839	10,735

Net income per share – basic	$0.31	$0.32	$0.40	$0.37	$1.40
Net income per share - diluted	0.30	0.32	0.40	0.37	1.39

Note 17. Verizon Settlement

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

10.14	Supplemental Executive Retirement Plan as amended and restated, incorporated by reference to an exhibit filed with the Company’s Current Report on Form 8-K dated January 18, 2007.

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

10.25	Description of the Shenandoah Telecommunications Company Incentive Plan filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K dated January 21, 2005.

10.26	Description of Compensation of Non-Employee Directors. Filed as exhibit 10.29 to the Company’s current report on Form 8-K dated May 4, 2005.

10.27	Description of Management Compensatory Plans and Arrangements. Filed as exhibit 10.27 to the Company’s current report on Form 8-K dated April 20, 2005.

10.28	2005 Stock Incentive Plan filed as exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-127342).

10.29	Form of Incentive Stock Option Agreement under the 2005 Stock Incentive Plan. Filed as exhibit 10.29 to the Company’s report on Form 10-K for the year ended December 31, 2005.

10.30

Stock Redemption Agreement dated as of November 10, 2005 among Shenandoah Telephone Company and The Rural Telephone Bank. Filed as exhibit 10.30 to the Company’s report on Form 10-K for the year ended December 31, 2005.

*10.31

Addendum VII dated March 13, 2007 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., Wireless Co., L.P., APC PCS, LLC, Phillieco, L.P., and Shenandoah Personal Communications Company.

*10.32	Settlement Agreement and Mutual Release dated March 13, 2007 by and among Sprint Nextel Corporation, Sprint Spectrum L.P., Wireless Co., L.P., Sprint Communications

Company L.P., APC PCS, LLC, Phillieco, L.P., and Shenandoah Personal Communications Company and Shenandoah Telecommunications.

*21	List of Subsidiaries.

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of President and Chief Executive Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

*	Filed herewith