Form 10-Q
period 2007-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2007-05-04
CIK 354963

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the registrant’s common stock outstanding on April 27, 2007 was 7,779,403.

SHENANDOAH TELECOMMUNICATIONS COMPANY
INDEX

		Page Numbers

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets March 31, 2007 and December 31, 2006	3-4

	Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2007 and 2006	5

	Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Three Months Ended March 31, 2007 and the Year Ended December 31, 2006	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	7-8

	Notes to Unaudited Condensed Consolidated Financial Statements	9-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	28

	Signatures	29

	Exhibit Index	30

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	March 31, 2007	December 31, 2006

Current Assets
Cash and cash equivalents	$20,867	$13,440
Accounts receivable, net	10,935	11,611
Materials and supplies	2,349	2,499
Prepaid expenses and other	2,838	2,016
Deferred income taxes	1,600	1,297

Total current assets	38,589	30,863

Investments	7,027	7,075

Property, Plant and Equipment
Plant in service	272,620	267,622
Plant under construction	4,042	6,439

	276,662	274,061
Less accumulated amortization and depreciation	124,670	118,417

Net property, plant and equipment	151,992	155,644

Other Assets
Intangible assets, net	2,682	2,799
Cost in excess of net assets of businesses acquired	9,852	9,852
Deferred charges and other assets, net	1,521	1,487

Net other assets	14,055	14,138

Total assets	$211,663	$207,720

See accompanying notes to unaudited condensed consolidated financial statements.

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	March 31, 2007	December 31, 2006

Current Liabilities
Current maturities of long-term debt	$4,142	$4,109
Accounts payable	3,941	7,364
Advanced billings and customer deposits	5,086	4,975
Accrued compensation	1,140	1,974
Income taxes payable	3,514	23
Accrued liabilities and other	4,147	2,835

Total current liabilities	21,970	21,280

Long-term debt, less current maturities	20,859	21,907

Other Long-Term Liabilities
Deferred income taxes	21,577	22,515
Pension and other	5,011	4,303
Deferred lease payable	2,586	2,526

Total other liabilities	29,174	29,344

Commitments and Contingencies

Shareholders’ Equity

Common stock	11,714	11,322
Retained earnings	129,761	125,690
Accumulated other comprehensive loss, net of tax	(1,815)	(1,823)

Total shareholders’ equity	139,660	135,189

Total liabilities and shareholders’ equity	$211,663	$207,720

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006

Operating revenues	$33,048	$39,799

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	11,402	16,868
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,474	12,243
Depreciation and amortization	7,088	6,537

Total operating expenses	25,964	35,648

Operating income	7,084	4,151

Other income (expense):
Interest expense, net	(507)	(648)
Gain on investments, net	60	10,518
Non-operating income, net	256	123

Income before income taxes and cumulative effect of a change in accounting	6,893	14,144

Income tax expense	2,822	5,522

Net income before cumulative effect of a change in accounting	4,071	8,622

Cumulative effect of a change in accounting, net of income taxes	—	(77)

Net income	$4,071	$8,545

Income (loss) per share:
Basic net income (loss) per share:
Net income before cumulative effect of a change in accounting	$0.52	$1.12
Cumulative effect of a change in accounting, net of income taxes	—	(0.01)

	$0.52	$1.11

Weighted average shares outstanding, basic	7,768	7,695

Diluted net income (loss) per share:
Net income before cumulative effect of a change in accounting	$0.52	$1.11
Cumulative effect of a change in accounting, net of income taxes	—	(0.01)

	$0.52	$1.10

Weighted average shares, diluted	7,815	7,763

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2005	7,687	$8,128	$113,576	$(104)	$121,600
Comprehensive income:
Net income	—	—	17,922	—	17,922
SERP additional minimum pension liability	—	—	—	104	104
Net unrealized loss from pension plans, net of tax	—	—	—	(1,823)	(1,823)

Total comprehensive income					16,203

Dividends declared ($0.75 per share)	—	—	(5,808)	—	(5,808)
Dividends reinvested in common stock	10	474	—	—	474
Common stock repurchased	—	(6)	—	—	(6)
Stock-based compensation	—	94	—	—	94
Conversion of liability classified awards to equity classified awards	—	1,037	—	—	1,037
Common stock issued through exercise of incentive stock options	64	1,368	—	—	1,368
Net excess tax benefit from stock options exercised	—	227	—	—	227

Balance, December 31, 2006	7,761	$11,322	$125,690	$(1,823)	$135,189
Comprehensive income:
Net income	—	—	4,071	—	4,071
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	—	—	—	8	8

Total comprehensive income					4,079

Stock-based compensation	—	75	—	—	75
Common stock issued through exercise of incentive stock options	13	260	—	—	260
Conversion of liability classified awards to equity classified awards	—	18	—	—	18
Net excess tax benefit from stock options exercised	—	39	—	—	39

Balance, March 31, 2007	7,774	$11,714	$129,761	$(1,815)	$139,660

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2007	2006

Cash Flows from Operating Activities
Net income	$4,071	$8,545
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of taxes	—	77
Depreciation	6,945	6,412
Amortization	143	125
Stock based compensation expense	78	191
Excess tax benefits on stock option exercises	(39)	—
Deferred income taxes	(1,258)	(453)
Loss on disposal of assets	28	134
Net gain on disposal of investments	—	(10,542)
Net (gain) loss from patronage and equity investments	(93)	25
Other	634	278
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	676	2,077
Materials and supplies	150	13
Increase (decrease) in:
Accounts payable	(3,423)	(268)
Deferred lease payable	62	122
Other prepaids, deferrals and accruals	3,335	3,642

Net cash provided by operating activities	$11,309	$10,378

Cash Flows From Investing Activities
Purchase and construction of plant and equipment, net of retirements	$(3,458)	$(5,564)
Purchase of investment securities	—	(32)
Proceeds from investment activities	141	56
Proceeds from sale of equipment	151	—

Net cash used in investing activities	$(3,166)	$(5,540)

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2007	2006

Cash Flows From Financing Activities
Principal payments on long-term debt	$(1,015)	$(1,117)
Net payments on lines of credit	—	(1,178)
Excess tax benefits on stock option exercises	39	—
Proceeds from exercise of incentive stock options	260	284

Net cash used in financing activities	$(716)	$(2,011)

Net increase in cash and cash equivalents	$7,427	$2,827

Cash and cash equivalents:
Beginning	13,440	2,572

Ending	$20,867	$5,399

Supplemental Disclosures of Cash Flow Information
Cash payments for:

Interest	$485	$649

Income taxes	$758	$309

   Non-cash transaction:

A $10.5 million gain related to the dissolution of the RTB was recognized during the three months ended March 31, 2006 and a receivable from the RTB was recorded. The proceeds were received during the second quarter of 2006. See Note 9 for further discussion.

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The interim condensed consolidated financial statements of Shenandoah Telecommunications Company and Subsidiaries (collectively, the “Company”) are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein. All such adjustments were of a normal and recurring nature. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The balance sheet information at December 31, 2006 was derived from the audited December 31, 2006 consolidated balance sheet.

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

On March 13, 2007, the Company’s PCS Subsidiary and Sprint Nextel entered into a series of agreements, the effects of which were to:

•	Amend, as of January 1, 2007, the Agreements to simplify the methods used to settle revenue and expenses between the Company and Sprint Nextel;

•

Upon receipt of any required landlord consents, transfer 13 Sprint Nextel operated Nextel store locations within the Company’s PCS service area to the Company’s PCS Subsidiary. The transfer of stores is expected during the second quarter of 2007. The Company will sell Sprint Nextel iDEN (Integrated Digital Enhanced Network) phones and provide local customer service support for Sprint Nextel iDEN customers in the Company’s service area;

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

As a result of the amendments to the Agreements with Sprint Nextel (the 2007 Amendment), the basis upon which the Company and Sprint Nextel settle revenue and expenses, including travel and roaming, and upon which the Company compensates Sprint Nextel for support services, such as customer service, billing, collections, long distance, national network operations support, inventory logistics support, national distribution and product development, has been simplified. As a result of the 2007 Amendment, the Company and Sprint Nextel will no longer settle such amounts; nor will the Company pay Sprint Nextel a fee per subscriber or a fee for each new subscriber added.

In lieu of such fees and the settling of revenues and expenses for use on each other’s networks, the Company will pay Sprint Nextel a Net Service Fee equal to 8.8% of billed revenue (net of customer credits, account write-offs and other billing adjustments). This 8.8% net service fee is in addition to the 8% of billed revenue (net of customer credits, account write-offs and other billing adjustments) retained by Sprint Nextel as a management fee under the prior Agreement. The net service fee is designed to approximate the current settlements adjusted to reflect new pricing for travel and CCPU (cash cost per user) and CPGA (cost per gross activation). The net service fee is also net of the expected annual cost to provide local customer service support to Sprint Nextel iDEN customers in the Company’s local PCS service area.

The 8.8% rate for the net service fee can only be changed under certain circumstances. Until June 30, 2010, the net service fee can only be changed if changes in travel patterns and wholesale usage, or the amounts necessary for Sprint

Nextel to recover costs for providing services to the Company, results in the net service fee (calculated using the same methods employed in setting the original rate) moving by more than two full percentage points higher to 10.8% or more, or lower to 6.8% or less. After June 30, 2010, on an annual basis either party can request a change only if such change results in the net service fee moving by more than one full percentage point higher or lower than the net service fee then in effect. The net service fee is capped at 12.0%, unless the Company’s use of services under the Services Agreement is disproportionately greater than the use of the services in similar Sprint PCS markets, in which case the parties will negotiate an alternative arrangement.

As a result of these changes, the presentation of the PCS subsidiary’s results of operations for 2007 has changed significantly from the 2006 presentation. Based upon a review of the guidance provided in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company is reporting service revenues net of both the 8% management fee and the 8.8% net service fee. Revenues for 2007 are being reduced compared to 2006 by both the amount of the 8.8% net service fee, as well as by the absence of travel, roaming and wholesale revenues. Operating expenses have also decreased due to the absence of travel and roaming expenses, as well as the absence of fees such as CCPU and CPGA, long distance charges and commissions paid to regional and third party distributors.

4. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”) using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, for equity classified awards, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period. For those tandem awards of stock options and stock appreciation rights (“SARs”) which are liability classified awards, fair value is calculated at the grant date and each subsequent reporting date during both the requisite service period and each subsequent period until settlement.

The impact of initially applying SFAS 123(R) was recognized as of the effective date using the modified prospective method. Under the modified prospective method the Company recognized stock-based compensation expense from January 1, 2006, as if the fair value based accounting method had been used to account for all outstanding unvested employee awards granted in prior years. The cumulative effect of initially adopting SFAS 123R was $77 thousand, net of taxes.

No options were awarded during the first quarters of either 2007 or 2006, and there were no material transactions or modifications of options during the first quarter of either year.

5. Basic net income per share was computed on the weighted average number of shares outstanding. Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options. There were no adjustments to net income.

6. SFAS Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers. The Company has six reportable segments, which the Company operates and manages as strategic business units organized geographically and by lines of business: (1) PCS, (2) Telephone, (3) Converged Services (NTC), (4) Mobile, (5) Holding and (6) Other.

The PCS segment, as a Sprint PCS Affiliate of Sprint Nextel, provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia.

The Telephone segment provides both regulated and unregulated telephone services and leases fiber optic facilities primarily in Shenandoah County and throughout the northern Shenandoah Valley of Virginia.

The Converged Services segment provides local and long distance voice, video and internet services on an exclusive and non-exclusive basis to MDU communities (primarily off-campus college student housing) throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee and Mississippi.

The Mobile segment provides tower rental space to affiliates and non-affiliates in the Company’s PCS service area and paging services throughout the northern Shenandoah Valley.

Selected financial data for each segment is as follows:

                    Three Months Ended March 31, 2007

(In thousands)

	PCS	Telephone	Converged Services	Mobile	Holding	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$18,181	$1,573	$2,532	$—	$—	$2,842	$—	$25,128
Access charges	3	2,807	—	—	—	—	—	2,810
Travel/roaming revenue	45	—	—	—	—	—	—	45
Facilities and tower lease	—	854	3	880	—	473	—	2,209
Equipment	1,061	5	3	—	—	75	—	1,144
Other	400	810	145	92	—	264	—	1,712

Total external revenues	19,690	6,049	2,683	972	—	3,654	—	33,048
Internal Revenues	—	1,570	—	435	—	863	(2,868)	—

Total operating revenues	19,690	7,619	2,683	1,407	—	4,517	(2,868)	33,048

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	5,810	2,372	1,909	462	3	3,322	(2,476)	11,402
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	2,906	1,851	975	204	776	1,154	(392)	7,474
Depreciation and amortization	3,676	1,177	1,480	231	13	511	—	7,088

Total operating expenses	12,392	5,400	4,364	897	792	4,987	(2,868)	25,964

Operating income (loss)	7,298	2,219	(1,681)	510	(792)	(470)	—	7,084

Non-operating income (expense)	156	152	—	1	851	4	(848)	316
Interest expense	(140)	(1)	(260)	(119)	(704)	(131)	848	(507)
Income taxes	(2,989)	(900)	754	(156)	245	224	—	(2,822)

Net income (loss)	$4,325	$1,470	$(1,187)	$236	$(400)	$(373)	$—	$4,071

                    Three Months Ended March 31, 2006

(In thousands)

	PCS	Telephone	Converged Services	Mobile	Holding	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$17,862	$1,632	$2,676	$—	$—	$2,763	$—	$24,933
Access charges	38	2,918	—	—	—	—	—	2,956
Travel/roaming revenue	7,059	—	—	—	—	—	—	7,059
Facilities and tower lease	—	961	—	858	—	512	—	2,331
Equipment	983	5	—	—	—	98	—	1,086
Other	222	754	118	36	—	304	—	1,434

Total external revenues	26,164	6,270	2,794	894	—	3,677	—	39,799
Internal Revenues	—	1,385	—	390	—	660	(2,435)	—

Total operating revenues	26,164	7,655	2,794	1,284	—	4,337	(2,435)	39,799

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	12,110	1,815	2,099	399	1	2,584	(2,140)	16,868
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,984	1,129	1,267	178	660	1,320	(295)	12,243
Depreciation and amortization	3,496	1,205	1,049	196	17	574	—	6,537

Total operating expenses	23,590	4,149	4,415	773	678	4,478	(2,435)	35,648

Operating income (loss)	2,574	3,506	(1,621)	511	(678)	(141)	—	4,151

Non-operating income (expense)	28	10,560	12	10	919	8	(896)	10,641
Interest expense	(439)	(65)	(227)	(69)	(617)	(127)	896	(648)
Income taxes	(899)	(5,350)	686	(182)	141	82	—	(5,522)

Net income before cumulative effect	1,264	8,651	(1,150)	270	(235)	(178)	—	8,622
Cumulative effect of change in accounting, net of tax	(11)	(27)	(21)	(1)	(2)	(15)	—	(77)

Net income (loss)	$1,253	$8,624	$(1,171)	$269	$(237)	$(193)	$—	$8,545

The Company’s assets by segment are as follows:

In thousands
(unaudited)

	March 31, 2007	December 31, 2006	March 31, 2006

PCS	$83,128	$78,637	$81,764
Telephone	64,757	62,619	67,888
Converged Services	25,377	25,226	22,918
Mobile	15,724	15,758	14,768
Holding	156,326	147,020	144,905
Other	21,183	21,213	22,531

Combined totals	366,495	350,473	354,774
Inter-segment eliminations	(154,832)	(142,753)	(140,286)

Consolidated totals	$211,663	$207,720	$214,488

7. In November 2006, the Company announced its intention to offer early retirement benefits to certain employees; to freeze its defined benefit plans as of January 31, 2007; and subsequently to settle such benefits and terminate the plans. Seven employees accepted the early retirement offer during 2006, and the Company reflected the effects of freezing the plans and the costs of the early retirement offer for those seven employees during 2006. In January 2007, an additional 25 employees accepted the early retirement offer, and through March 31, 2007, twelve employees reached their early retirement dates. The remaining 20 early retirees retired at various dates through April 30, 2007. During the three months ended March 31, 2007, the Company recorded pension costs of $1.4 million (included in special termination benefits in the tables below), $0.4 million in other costs associated with the early retirements, and approximately $0.2 million in costs for the reduction in force. The Company expects to record an additional $0.1 million of other costs in the second quarter of 2007. The Company expects to contribute approximately $1.8 million to the pension plan during 2007.

In March 2007, instead of establishing a new Executive Supplemental Retirement Plan to replace the old plan, the Company’s board of directors amended the old supplemental plan to change it from a defined benefit type plan to a defined contribution type plan. The effect of amending the existing plan, rather than replacing it with a new plan, means that the SERP plan will not be settled (as that term is defined in FAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits) during 2007, and thus the $1.3 million unrecognized actuarial loss reflected at December 31, 2006 will not be recognized as pension expense in 2007 as indicated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, but will be amortized to expense over the remaining expected services lives of the participants in the plan. The Company will recognize the $1.7 million of unrecognized net loss reflected in the defined benefit plan table below as an expense at the time of the settlement of the defined benefit plan in the third quarter of 2007.

The following table presents the defined benefit plan’s funded status and amounts recognized in the Company’s consolidated financial statements.

In thousands, unaudited	As of, or for the three months ended, March 31, 2007	As of, or for the twelve months ended, December 31, 2006

Change in benefit obligation:
Benefit obligation, beginning	$14,139	$16,422
Service cost	—	953
Interest cost	188	876
Actuarial loss	—	1,704
Benefits paid	(238)	(312)
Special termination benefits	1,313	369
Curtailment	—	(5,873)

Benefit obligation, ending	$15,402	$14,139

Change in plan assets:
Fair value of plan assets, beginning	$13,762	$12,655
Actual return on plan assets	224	419
Benefits paid	(238)	(312)
Contributions made	—	1,000

Fair value of plan assets, ending	$13,748	$13,762

Funded status	$(1,654)	$(377)
Unrecognized net loss	1,698	1,701

Prepaid benefit cost	$44	$1,324

Amounts recognized in the consolidated balance sheets:
Accrued liabilities and other	$(1,654)	$(377)
Accumulated other comprehensive income (loss)	1,698	1,701

Net amount recognized	$44	$1,324

The following table presents the actuarial information and amounts recognized in the Company’s consolidated financial statements for the SERP.

In thousands, unaudited	As of, or for the three months ended, March 31, 2007	As of, or for the twelve months ended, December 31, 2006

Change in benefit obligation:
Benefit obligation, beginning	$2,642	$1,955
Service cost	41	189
Interest cost	—	110
Actuarial loss	—	425
Special termination benefits	94	—
Curtailment	—	(37)

Benefit obligation, ending	$2,777	$2,642

Funded status	$(2,777)	$(2,642)
Unrecognized net loss	1,258	1,279

Accrued benefit cost	$(1,519)	$(1,363)

Amounts recognized in the consolidated balance sheets:
Pension and other	$(2,777)	$(2,642)
Accumulated other comprehensive income (loss)	1,258	1,279

Net amount recognized	$(1,519)	$(1,363)

The following table presents pension costs by plan and for the periods presented.

	Defined Benefit Plan		SERP

	Three Months Ended March 31,

In thousands (unaudited)	2007	2006	2007	2006

Net periodic benefit cost recognized:
Service cost	$—	$260	$41	$51
Interest cost	188	224	—	27
Expected return	(224)	(234)	—	—
Amortization of unrecognized loss	3	30	21	12
Amortization of unrecognized prior service cost	—	—	—	9
Amortization of net transition asset	—	11	—	—
Special termination benefits	1,313	—	94	—

Total	$1,280	$291	$156	$99

8. Effective January 1, 2007, the Company adopted the provisions of FAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). The Company has identified no material tax positions with uncertainty as of March 31, 2007. For federal tax purposes, 2004 and future years are subject to audit, and the Company is subject to state tax audits going back to 2003 in the major jurisdictions of Pennsylvania, Maryland and Virginia.

9. On August 4, 2005, the board of directors of the Rural Telephone Bank (the “RTB”) adopted a number of resolutions for the purpose of dissolving the RTB as of October 1, 2005. The Company held 10,821,770 shares of Class B and Class C RTB Common Stock ($1.00 par value) which was reflected on the Company’s balance sheet at December 31, 2005, at $796,000 under the cost method. During the first quarter of 2006, the Company recognized a gain of approximately $6.4 million, net of tax, related to the dissolution of the RTB and the redemption of the stock. At March 31, 2006, the Company had an $11.3 million receivable on the balance sheet. In April 2006, the Company received $11.3 million in proceeds from the RTB.

10. The Company elected to early adopt FAS 157, Fair Value Measurements, and FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, as of January 1, 2007. This decision was made to permit the adoption of FAS 159 and apply its provisions to certain assets the Company intends to acquire beginning in the second quarter of 2007. Such assets are expected to consist of investment funds, such as stock and bond mutual funds, that the Company intends to use as a funding vehicle related to the Company’s SERP (see Note 7 above). The Company intends to purchase assets to mirror the investment choices made by SERP participants. The gains and losses recognized by these investments will also determine the earnings component of changes in the liabilities under the SERP. Accounting for these investments at fair value under FAS 159 will allow the Company to recognize the investment gains to offset the earnings component of pension expense under the SERP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements. All statements regarding Shenandoah Telecommunications Company’s expected future financial position and operating results, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements. We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct. The Company’s actual results could be materially different from its expectations because of various factors, including those discussed below and under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006. The following management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006, including the financial statements and related notes included therein.

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries. These subsidiaries provide local exchange telephone services and wireless personal communications services (as a Sprint PCS affiliate of Sprint Nextel), as well as cable television, video, Internet and data services, long distance, sale of telecommunications equipment, fiber optics facilities, paging and leased tower facilities. The Company has the following six reporting segments, which it operates and manages as strategic business units organized geographically and by lines of business:

•	wireless personal communications services, or PCS, as a Sprint PCS Affiliate, through Shenandoah Personal Communications Company;

•	telephone, which involves the provision of regulated and non-regulated telephone services, through Shenandoah Telephone Company;

•	converged services, which involves the provision of data, video, voice and long-distance services, through Shentel Converged Services, Inc.;

•	mobile, which involves the provision of tower leasing and paging services, through Shenandoah Mobile Company;

•	holding, which involves the provision of investments and management services to its subsidiaries, through Shenandoah Telecommunications Company; and

•

other, which involves the provision of Internet, cable television, network facility leasing, long-distance, CLEC, and wireless broadband services, through ShenTel Service Company, Shenandoah Cable Television Company, Shenandoah Network Company, Shenandoah Long Distance Company, ShenTel Communications Company, Converged Services of West Virginia and Shentel Wireless Company. Shentel Wireless Company ceased operations during the fourth quarter of 2006.

Additional Information About the Company’s Business

The following table shows selected operating statistics of the Company for the most recent five quarters.

	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006

Telephone Access Lines	24,794	24,830	24,849	24,935	24,988
Cable Television Subscribers	8,420	8,440	8,478	8,555	8,629
Dial-up Internet Subscribers	9,423	9,869	10,714	11,512	12,069
DSL Subscribers	6,999	6,599	5,967	5,373	5,089
Retail PCS Subscribers	165,148	153,503	141,594	134,559	129,124
Long Distance Subscribers	10,541	10,499	10,523	10,458	10,431
Fiber Route Miles	630	625	620	618	616
Total Fiber Miles	34,083	33,764	33,612	33,444	33,367
Long Distance Calls (000) (1)	7,502	7,235	7,045	7,003	6,745
Total Switched Access Minutes (000)	83,664	80,587	77,848	76,019	74,361
Originating Switched Access Minutes (000)	24,952	23,995	23,421	22,484	22,541
Employees (full time equivalents) (2)	358	376	380	382	391
CDMA Base Stations (sites)	334	332	331	328	325
Towers (100 foot and over)	100	100	99	97	94
Towers (under 100 foot)	13	13	13	13	13
PCS Market POPS (000) (3)	2,281	2,268	2,268	2,242	2,236
PCS Covered POPS (000) (3)	1,766	1,752	1,750	1,728	1,704
PCS Ave. Monthly Retail Churn % (4)	1.8%	1.9%	1.9%	1.9%	1.9%
Converged Services (NTC) Properties Served (5)	105	102	108	106	108
Converged Services (NTC) Video Service Users (6)	9,524	8,989	8,539	7,374	8,415
Converged Services (NTC) Telephone Service Users (6)	4,466	4,492	5,741	8,797	9,766
Converged Services (NTC) Network/Internet Users (6)	22,350	21,943	22,881	18,719	22,783

(1) —	Originated by customers of the Company’s Telephone subsidiary.

(2) —

The March 31, 2007, number reflects early retirements, attrition and terminations during the quarter. An additional 20 early retirements will occur in April 2007. During the second quarter of 2007, the Company will acquire 13 retail locations, and expects that additional employees will be required to fully staff and support these additional locations.

(3) —

POPS refers to the estimated population of a given geographic area and is based on information purchased by Sprint Nextel from Geographic Information Services. Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the network’s service area.

(4) —	PCS Ave. Monthly Churn is the average of the three monthly subscriber turnover, or churn calculations for the period.

(5) —	Indicates MDU complexes where Converged Services provides service under the NTC and Shentel brands.

(6) —	The variation in users between quarters largely reflects the impact of the cycles of the academic year.

Significant Transactions

On March 13, 2007, the Company’s PCS Subsidiary and Sprint Nextel entered into a series of agreements, the effects of which were to:

•	Amend, as of January 1, 2007, the Agreements to simplify the methods used to settle revenue and expenses between the Company and Sprint Nextel;

•

Upon receipt of any required landlord consents, transfer 13 Sprint Nextel operated Nextel store locations within the Company’s PCS service area to the Company’s PCS Subsidiary. The transfer of stores is expected during the second quarter of 2007. The Company will sell Sprint Nextel iDEN (Integrated Digital Enhanced Network) phones and provide local customer service support for Sprint Nextel iDEN customers in the Company’s service area;

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

As a result of these amendments, the basis upon which the Company and Sprint Nextel settle revenue and expenses, including travel and roaming, and upon which the Company compensates Sprint Nextel for support services, such as customer service, billing, collections, long distance, national network operations support, inventory logistics support, national distribution and product development, has been simplified. The Company and Sprint Nextel will no longer settle such amounts; nor will the Company pay Sprint Nextel a fee per subscriber or a fee for each new subscriber added.

In lieu of such fees and the settling of revenues and expenses for use on each other’s networks, the Company will pay Sprint Nextel a net service fee equal to 8.8% of billed revenue (net of customer credits, account write-offs and other billing adjustments). This 8.8% net service fee is in addition to the 8% of billed revenue (net of customer credits, account write-offs and other billing adjustments) currently retained by Sprint Nextel as a management fee under the prior Agreement. The net service fee is designed to approximate the current settlements adjusted to reflect new pricing for travel and CCPU (cash cost per user) and CPGA (cost per gross activation). The net service fee is also net of the expected annual cost to provide local customer service support to Sprint Nextel iDEN customers in the Company’s local PCS service area.

As a result of these changes, the presentation of the PCS subsidiary’s results of operations for 2007 has changed significantly from the 2006 presentation. Based upon a review of the guidance provided in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company is reporting service revenues net of both the 8% management fee and the 8.8% net service fee. Revenues for 2007 are being reduced compared to 2006 by both the amount of the 8.8% net service fee, as well as by the absence of travel, roaming and wholesale revenues. Operating expenses have also decreased due to the absence of travel and roaming expenses, as well as the absence of fees such as CCPU and CPGA, long distance charges and commissions paid to regional and third party distributors. Following the transfer of the stores in the second quarter of 2007, the Company will incur the operating costs associated with the thirteen stores to be acquired from Sprint Nextel, including rent expense, depreciation expense, salaries and benefits, and other store operating costs. The Company also anticipates recording commission revenue for activating iDEN customers in its service area.

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

Results of Operations

Three Months Ended March 31, 2007 Compared with the Three Months Ended March 31, 2006

Consolidated Results

The Company’s consolidated results for the first quarter of 2007 and 2006 are summarized as follows:

	Three Months Ended March 31,		Change
(in thousands)	2007	2006	$	%

Operating revenues	$33,048	$39,799	$(6,751)	(17.0)
Operating expenses	25,964	35,648	(9,684)	(27.2)
Operating income	7,084	4,151	2,933	70.7
Other income (expense)	(191)	9,993	(10,184)	(101.9)
Income tax provision	2,822	5,522	(2,700)	(48.9)
Net income before cumulative effect	$4,071	$8,622	$(4,551)	(52.8)

Operating revenues

For the three months ended March 31, 2007, operating revenue decreased $6.8 million, or 17.0%, primarily due to the effects of the changes in the PCS segment resulting from the 2007 Amendment (see “Significant Transactions”). For the quarter ended March 31, 2007, PCS operating revenues decreased $6.5 million, or 24.7%. All other Company revenues decreased by $0.3 million, compared to the three months ended March 31, 2006. See the PCS segment section for additional details concerning changes to revenues (and expenses) resulting from the 2007 Amendment.

Operating expenses

For the quarter ended March 31, 2007, operating expenses decreased $9.7 million, or 27.2%, primarily due to the effects of the changes in the PCS segment resulting from the 2007 Amendment. For the quarter ended March 31, 2007, PCS segment operating expenses decreased $11.2 million, or 47.5%. Cost of goods and services declined $6.3 million principally due to the absence of travel and roaming expenses (except for final settlements related to 2006 recorded in 2007), while selling, general and administrative expenses declined $5.1 million, principally due to the absence of CCPU fees and most third party commissions eliminated in the 2007 Amendment. Telephone segment operating expenses increased $1.3 million, as this segment bore a significant share of the $2.0 million of 2007 costs associated with early retirements and severance.

Other income (expense)

The decrease of $10.2 million reflected in other income (expense) principally reflects the gain on redemption of the RTB stock recorded in the first quarter of 2006, totaling approximately $10.5 million on a pre-tax basis, or $6.4 million after tax.

Net income

For the three months ended March 31, 2007, net income before cumulative effect of a change in accounting decreased $4.6 million, due to the gain in 2006 of approximately $6.4 million, net of tax, related to the redemption of the RTB stock, the recognition in 2007 of approximately $1.2 million, net of tax, in costs related to early retirements and severance, offset by the increase in operating income at the Company’s PCS subsidiary.

PCS

Shenandoah PCS Company, as a Sprint PCS Affiliate of Sprint Nextel, provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia.

The Company receives revenues from Sprint Nextel for subscribers that obtain service in the Company’s network coverage area. The Company relies on Sprint Nextel to provide timely, accurate and complete information for the Company to record the appropriate revenue and expenses for each financial period.

The Company had 334 PCS base stations in service at March 31, 2007, compared to 325 base stations in service at March 31, 2006. The Company’s average PCS retail customer turnover, or churn rate, was 1.8% in the first quarter of 2007, compared to 1.9% in the first quarter of 2006. As of March 31, 2007, the Company had 165,148 retail PCS subscribers compared to 129,124 subscribers at March 31, 2006. The PCS operation added 11,645 net retail customers in the first quarter of 2007 compared to 6,149 net retail subscribers added in the first quarter of 2006.

As discussed under Significant Transactions, the Company amended its agreements with Sprint Nextel effective January 1, 2007, resulting in changes in both revenues and expenses for the PCS segment.

	Three Months Ended March 31,		Change
(in thousands)	2007	2006	$	%

Segment operating revenues
Wireless service revenue	$18,181	$17,862	$319	1.8
Travel and roaming revenue	45	7,059	(7,014)	(99.4)
Equipment revenue	1,061	983	78	7.9
Other revenue	403	260	143	55.0

Total segment operating revenues	19,690	26,164	(6,474)	(24.7)

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	5,810	12,110	(6,300)	(52.0)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	2,906	7,984	(5,078)	(63.6)
Depreciation and amortization	3,676	3,496	180	5.1

Total segment operating expenses	12,392	23,590	(11,198)	(47.5)

Segment operating income	$7,298	$2,574	$4,724	183.5

Operating Revenues

For the 2006 three month period, wireless service revenue totaled $17.9 million and consisted of gross billings of $20.4 million, wholesale revenue of $0.9 million, credits and adjustments of $(2.0) million, and royalty fee of $(1.5) million. For 2007, wireless service revenue totaled $18.2 million and consisted of gross billings of $26.1 million, wholesale revenue of $0.1 million, credits and adjustments of $(3.0) million, allocated write-offs of $(1.2) million, royalty fee of $(1.8) million and net service fee of $(2.0) million.

Gross billings increased $5.7 million as a result primarily of the increase in the number of subscribers; credits and adjustments increased $1.0 million due to increased promotional incentives and adjustments offered by Sprint Nextel in recent months; royalty fees increased $0.3 million due to increased gross billings; and the allocated write-offs and the net service fee for 2007 are new components of wireless service revenue as a result of the 2007 Amendment. The wholesale revenue of $0.1 million in 2007 was recorded to true up 2006 accruals.

As a result of the 2007 Amendment, travel, data, long distance and wholesale revenues totaling $7.5 million in 2006, are no longer recorded by the Company.

Equipment revenue increased $0.1 million, as a result of increased sales of handsets to both new and upgrading customers.

Other revenue increased $0.2 million, due largely to additional universal service fund revenues in 2007 over 2006.

Cost of goods and services

Cost of goods and services decreased $6.3 million in 2007 from the first quarter of 2006, consisting of $6.0 million of 2006 expenses eliminated under the 2007 Amendment, principally travel expenses, long distance costs and costs related to new activations; $0.6 million of net credits in 2007 to true up 2006 accruals for expenses settled with Sprint Nextel; and maintenance and repair expenses increased $0.2 million in 2007 over 2006.

Selling, general and administrative

Selling, general and administrative expenses decreased $5.1 million in 2007 from the first quarter of 2006, consisting of $3.8 million of 2006 expenses eliminated under the 2007 Amendment, principally customer service and billing provided by Sprint Nextel and commissions paid to third party and national retailers who activate customers in the Company’s PCS service area; $0.7 million in bad debt expense recorded as selling, general and administrative in 2006; a one time reversal in 2007 of $0.5 million of bad debt reserves; and a $0.2 million increase in legal fees related to the negotiation of the 2007 Amendment. The Company recorded $0.1 million in 2007 to true up 2006 accruals. At December 31, 2006, the Company had a reserve for doubtful accounts of $0.5 million. The new settlement agreement calculates the monthly settlement based on collected revenues, therefore eliminating the need for the reserve.

The Company will acquire 13 retail locations from Sprint Nextel during the second quarter of 2007, and will begin to incur the operating expenses associated with these locations. These expenses will primarily impact the selling, general and administrative category.

Telephone

	Three Months Ended March 31,		Change
(in thousands)	2007	2006	$	%

Segment operating revenues
Service revenue – wireline	$1,698	$1,717	$(19)	(1.1)
Access revenue	3,223	3,324	(101)	(3.0)
Facilities lease revenue	1,758	1,737	21	1.2
Equipment revenue	5	5	—	—
Other revenue	935	872	63	7.2

Total segment operating revenues	7,619	7,655	(36)	(0.5)

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	2,372	1,815	557	30.7
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,851	1,129	722	64.0
Depreciation and amortization	1,177	1,205	(28)	(2.3)

Total segment operating expenses	5,400	4,149	1,251	30.2

Segment operating income	$2,219	$3,506	$(1,287)	(36.7)

Shenandoah Telephone Company provides both regulated and unregulated telephone services and leases fiber optic facilities primarily throughout the northern Shenandoah Valley.

Over past periods, the trend amongst regulated local telephone service providers has been a decline in subscribers, principally due to competition from cable companies and other competitive providers, and consumer migration to wireless and DSL services eliminating second and often the primary access lines. The construction of new homes within Shenandoah County appears to have moderated this trend in the short term. In Shenandoah County, Shentel has the overlapping cable franchise, which does not offer internet or voice service. Based on industry experience, the Company anticipates that the long-term trend toward declining telephone subscriber counts may dominate for the foreseeable future.

Operating Revenues

Access revenue decreased $0.1 million, or 3.0%, primarily due to a $0.1 million decrease in NECA revenue.

Other revenue increased $0.1 million, or 7.2%, primarily due to an increase in directory revenue during the first quarter of 2007 compared to the first quarter of 2006.

Cost of goods and services

Cost of goods and services increased in 2007 by $0.6 million, or 30.7%, due primarily to the portion of the early retirements and severances allocated to the Telephone segment.

Selling, general and administrative

Selling, general and administrative costs increased $0.7 million, or 64.0%, due to the remainder of the cost of the early retirements and severances allocated to the Telephone segment.

Converged Services

	Three Months Ended March 31,		Change
(in thousands)	2007	2006	$	%

Segment operating revenues
Service revenue	$2,532	$2,676	$(144)	(5.4)
Other revenue	151	118	33	28.0

Total segment operating revenues	2,683	2,794	(111)	(4.0)

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	1,909	2,099	(190)	(9.1)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	975	1,267	(292)	(23.0)
Depreciation and amortization	1,480	1,049	431	41.1

Total segment operating expenses	4,364	4,415	(51)	(1.2)

Segment operating (loss)	$(1,681)	$(1,621)	$(60)	(3.7)

The Converged Services segment provides local and long distance voice, data and video services on an exclusive and non-exclusive basis to MDU communities throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee and Mississippi.

The number of MDU properties served decreased by three net properties, to 105 at March 31, 2007 from 108 as of the end of the first quarter of 2006. Three properties were added during the first quarter of 2007. The Company has been working to eliminate smaller, less profitable properties. The Company also lost four high quality properties during the third quarter of 2006 that chose not to renew their contracts as expected by the Company. These four properties generated over $0.2 million in quarterly revenue.

Operating Revenues

Service revenue decreased $0.1 million, or 5.4%, as a result of declining voice service revenue. Service revenues consist of voice, video and data services at MDU properties in the southeastern United States. Voice revenues declined by $0.2 million as college students migrate to wireless phone service, while video and data service revenues increased $0.1 million, compared to the first quarter of 2006.

Other revenues increased due to an increase in activation fees. Activation fees are deferred and amortized over the life of the customer, typically one year in this segment.

Cost of goods and services

Cost of goods and services decreased in 2007 by $0.2 million, or 9.1%, as compared to the first quarter of 2006. Cost of goods and services reflects the cost of purchasing video and voice services, the network costs to provide Internet services to customers and network maintenance and repair. The Company continues to focus on eliminating redundant processes and integrating the operation to reduce the costs of operation. Network costs declined by $0.3 million; cost of phone services declined by $0.2 million; while maintenance and video costs each increased $0.1 million and the Company wrote down approximately $0.1 million in excess and obsolete equipment.

Selling, general and administrative

Selling, general and administrative expense decreased in 2007 by $0.3 million, or 23.0%, primarily due to a decrease in allocated internal costs.

Depreciation and amortization

Depreciation and amortization expense increased $0.4 million, or 41.1%, compared to the first quarter of 2006, due primarily to fixed assets added over the past twelve months.

Mobile

	Three Months Ended March 31,		Change
(in thousands)	2007	2006	$	%

Segment operating revenues
Tower lease revenue-affiliate	$435	$390	$45	11.5
Tower lease revenue-non-affiliate	880	858	22	2.6
Other revenue	92	36	56	155.6

Total segment operating revenues	1,407	1,284	123	9.6

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	462	399	63	15.8
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	204	178	26	14.6
Depreciation and amortization	231	196	35	17.9

Total segment operating expenses	897	773	124	16.0

Segment operating income	$510	$511	$(1)	(0.2)

The Mobile segment provides tower rental space to affiliated and non-affiliated companies in the Company’s PCS markets and paging services throughout the northern Shenandoah Valley.

At March 31, 2007, the Mobile segment had 113 towers and 148 non-affiliate tenants compared to 105 towers and 149 non-affiliate tenants at March 31, 2006.

Operating revenues

The increases in tower lease revenue, both affiliate and non-affiliate, resulted primarily from increases in towers during 2006. Approximately ten tower leases were eliminated during the first quarter of 2007 following the AT&T – BellSouth merger, as the combined companies eliminated duplicate tower leases, offsetting other new leases added over the past year.

The increase in other revenue resulted primarily from lease termination fees received following the AT&T- BellSouth merger.

Operating expenses

The increase in cost of goods and services primarily resulted from write-offs of certain tower site acquisition costs for tower sites that will not be built out.

The increase in selling, general and administrative costs resulted primarily from disputed sales taxes paid during the 2007 period by the Company in excess of amounts previously accrued.

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

Sources and Uses of Cash. The Company generated $11.3 million of net cash from operations in the 2007 three month period, compared to $10.4 million in the 2006 three month period. Major changes in operating cash components from 2006 to 2007 included the 2006 gain from the sale of RTB stock (reflected in net income and gain on disposal of investments). Changes in accounts receivable and accounts payable were less during 2007 due to changes related to the 2007 Amendments.

Indebtedness. As of March 31, 2007, the Company’s indebtedness totaled $25.0 million, with an annualized overall weighted average interest rate of approximately 7.5%. As of March 31, 2007, the Company was in compliance with the covenants in its credit agreements.

During the first quarter of 2006, the Company paid down the remaining outstanding balance on the line of credit used to fund the NTC acquisition in late 2004. While no balances are currently outstanding on this line of credit, the Company has the ability to borrow approximately $12.2 million.

The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. Capital expenditures budgeted for 2007 total approximately $36.6 million, including approximately $14.1 million for additional PCS base stations, additional towers and switch upgrades to enhance the PCS network. Approximately $7.2 million is budgeted for Converged Services’ network upgrades and new apartment complex build outs, improvements and replacements, approximately $3.5 million for the telephone operations, approximately $6.4 million for fiber projects, and approximately $5.5 million for technology upgrades and other capital needs. Following the execution of the 2007 Amendments, the Company increased the budget for PCS related capital expenditures from $5.1 million to $14.1 million.

For the 2007 three month period, the Company spent $3.5 million on capital projects, compared to $5.6 million in 2006. Spending related to PCS decreased pending the resolution of uncertainties around the status of the PCS business, while spending increased for DSL equipment upgrades in the Telephone segment and for network equipment upgrades in the Converged Services segment.

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

Recently Issued Accounting Standards

There were no recently issued accounting standards, not adopted by the Company as of March 31, 2007, that are expected to have a material impact on the Company’s results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes. The Company’s interest rate risk involves three components. The first component is outstanding debt with variable rates. As of March 31, 2007, the Company has no variable rate debt outstanding. The Company’s debt has fixed rates through maturity. A 10.0% increase in interest rates would decrease the fair value of the Company’s total debt by approximately $0.5 million, while the estimated fair value of the fixed rate debt was approximately $26.9 million as of March 31, 2007.

The second component of interest rate risk consists of temporary excess cash, which is generally invested in short-term investment vehicles that have limited interest rate risk, such as overnight repurchase agreements and Treasury bills with a maturity of less than 90 days. Management continues to evaluate the most beneficial use of these funds.

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

As of March 31, 2007, the Company has $7.0 million invested in privately held companies directly or through investments with portfolio managers. Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability. The Company’s market risk is limited to the funds previously invested and an additional $0.5 million committed under contracts the Company has signed with portfolio managers.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Executive Vice President and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934. The Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

During the first fiscal quarter of 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Other Matters Relating to Internal Control Over Financial Reporting

Under the Company’s agreements with Sprint Nextel, Sprint Nextel provides the Company with billing, collections, customer care, certain network operations and other back office services for the PCS operation. As a result, Sprint Nextel remits to the Company approximately 60% of the Company’s total operating revenues. Due to this relationship, the Company necessarily relies on Sprint Nextel to provide accurate, timely and sufficient data and information to properly record the Company’s revenues, and accounts receivable, which underlie a substantial portion of the Company’s periodic financial statements and other financial disclosures.

Information provided by Sprint Nextel includes reports regarding the subscriber accounts receivable in the Company’s markets. Sprint Nextel provides the Company with monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level. The Company reviews these various reports to identify discrepancies or errors. Under the Company’s agreements with Sprint Nextel, the Company is entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 16.8% of revenue retained by Sprint Nextel. Because of the Company’s reliance on Sprint Nextel for financial information, the Company must depend on Sprint Nextel to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint Nextel’s other Sprint PCS affiliate network partners. To address this issue, Sprint Nextel engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70 (“SAS 70 reports”). The report is provided to the Company on a semi-annual basis and covers a ten-month period. The most recent report covers the period from January 1, 2006 to October 31, 2006. The most recent report indicated there were no material issues which would adversely affect the information used to support the recording of the revenues and expenses provided by Sprint Nextel related to the Company’s relationship with them.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company had no material legal proceedings as of the date of this report.

ITEM 1A.	Risk Factors

As previously discussed, our actual results could differ materially from our forward looking statements. Except as set forth below, there have been no material changes in the risk factors from those described in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

FCC Rulemaking on Exclusive Access Agreements. In March 2007, the FCC initiated a rulemaking proceeding with respect to exclusive access agreements for video services to determine if such agreements should be prohibited or otherwise restricted. In connection with its Converged Services business, the Company negotiates with operators of MDU communities for the exclusive right to provide video services in order to justify the capital investment needed to deliver the video services demanded by residents of MDUs. While we cannot predict the outcome of the FCC rulemaking proceeding, the adoption of regulations prohibiting or otherwise regulating the entry into exclusive access agreements could negatively impact our ability to obtain, with respect to a specific property or community, the minimum penetration rates and operating efficiencies necessary to earn a reasonable return on the capital invested as well as limit our ability to obtain favorable terms from equipment vendors and content suppliers.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders. When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased. The following table provides information about the Company’s repurchases of fractional shares during the three months ended March 31, 2007:

	Number of Shares Purchased	Average Price Paid per Share

January 1 to January 31	4	$46.02
February 1 to February 28	2	$45.96
March 1 to March 31	1	$45.00

Total	7	$45.85

ITEM 6.	Exhibits

(a) The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY
(Registrant)

/s/ EARLE A. MACKENZIE

Earle A. MacKenzie, Executive Vice President and Chief Financial Officer
Date: May 4, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.