Form 10-Q
period 2007-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2007-08-08
CIK 354963

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

                Large accelerated filer ☐               Accelerated filer ☑               Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The number of shares of the registrant’s common stock outstanding on July 27, 2007 was 23,376,858, adjusted for the previously announced, 3 for 1 stock split effective August 2, 2007.

1

SHENANDOAH TELECOMMUNICATIONS COMPANY INDEX

2

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

ASSETS	June 30, 2007	December 31, 2006

Current Assets
Cash and cash equivalents	$23,256	$13,440
Accounts receivable, net	11,655	11,611
Materials and supplies	3,706	2,499
Prepaid expenses and other	2,487	2,016
Deferred income taxes	2,023	1,297

Total current assets	43,127	30,863

Investments	9,666	7,075

Property, Plant and Equipment
Plant in service	276,165	267,622
Plant under construction	5,236	6,439

	281,401	274,061
Less accumulated amortization and depreciation	131,470	118,417

Net property, plant and equipment	149,931	155,644

Other Assets
Intangible assets, net	2,565	2,799
Cost in excess of net assets of businesses acquired	9,852	9,852
Deferred charges and other assets, net	1,521	1,487

Net other assets	13,938	14,138

Total assets	$216,662	$207,720

See accompanying notes to unaudited condensed consolidated financial statements.

(Continued)
3

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	June 30, 2007	December 31, 2006

Current Liabilities
Current maturities of long-term debt	$4,177	$4,109
Accounts payable	4,942	7,364
Advanced billings and customer deposits	5,149	4,975
Accrued compensation	2,208	1,974
Income taxes payable	1,156	23
Accrued liabilities and other	4,048	2,835

Total current liabilities	21,680	21,280

Long-term debt, less current maturities	19,801	21,907

Other Long-Term Liabilities
Deferred income taxes	21,632	22,515
Pension and other	4,776	4,303
Deferred lease payable	2,641	2,526

Total other liabilities	29,049	29,344

Commitments and Contingencies

Shareholders’ Equity

Common stock	12,215	11,322
Retained earnings	135,708	125,690
Accumulated other comprehensive loss, net of tax	(1,791)	(1,823)

Total shareholders’ equity	146,132	135,189

Total liabilities and shareholders’ equity	$216,662	$207,720

See accompanying notes to unaudited condensed consolidated financial statements.
4

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Operating revenues	$35,101	$41,426	$68,149	$81,226

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	11,068	17,563	22,470	34,447
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,070	11,977	14,544	24,204
Depreciation and amortization	7,225	7,114	14,313	13,653

Total operating expenses	25,363	36,654	51,327	72,304

Operating income	9,738	4,772	16,822	8,922

Other income (expense):
Interest expense, net	(472)	(610)	(979)	(1,258)
Gain on investments, net	348	211	408	10,728
Non-operating income, net	403	309	659	432

Income before income taxes and cumulative effect of a change in accounting	10,017	4,682	16,910	18,824

Income tax expense	4,070	1,899	6,892	7,421

Net income before cumulative effect of a change in accounting	5,947	2,783	10,018	11,403

Cumulative effect of a change in accounting, net of income taxes	—	—	—	(77)

Net income	$5,947	$2,783	$10,018	$11,326

Income per share:
Basic net income per share:
Net income before cumulative effect of a change in accounting	$0.25	$0.12	$0.43	$0.49
Cumulative effect of a change in accounting, net of income taxes	—	—	—	—

	$0.25	$0.12	$0.43	$0.49

Weighted average shares outstanding, basic	23,350	23,127	23,327	23,106

Diluted net income per share:
Net income before cumulative effect of a change in accounting	$0.25	$0.12	$0.43	$0.49
Cumulative effect of a change in accounting, net of income taxes	—	—	—	—

	$0.25	$0.12	$0.43	$0.49

Weighted average shares, diluted	23,477	23,310	23,461	23,301

See accompanying notes to unaudited condensed consolidated financial statements.
5

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2005	23,061	$8,128	$113,576	$(104)	$121,600
Comprehensive income:
Net income	—	—	17,922	—	17,922
SERP additional minimum pension liability	—	—	—	104	104
Net unrealized loss from pension plans, net of tax	—	—	—	(1,823)	(1,823)

Total comprehensive income					16,203

Dividends declared ($0.25 per share)	—	—	(5,808)	—	(5,808)
Dividends reinvested in common stock	30	474	—	—	474
Common stock repurchased	—	(6)	—	—	(6)
Stock-based compensation	—	94	—	—	94
Conversion of liability classified awards to equity classified awards	—	1,037	—	—	1,037
Common stock issued through exercise of incentive stock options	193	1,368	—	—	1,368
Net excess tax benefit from stock options exercised	—	227	—	—	227

Balance, December 31, 2006	23,284	$11,322	$125,690	$(1,823)	$135,189
Comprehensive income:
Net income	—	—	10,018	—	10,018
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	—	—	—	32	32

Total comprehensive income					10,050

Stock-based compensation	—	81	—	—	81
Common stock issued through exercise of incentive stock options	87	699	—	—	699
Conversion of liability classified awards to equity classified awards	—	18	—	—	18
Net excess tax benefit from stock options exercised	—	95	—	—	95

Balance, June 30, 2007	23,371	$12,215	$135,708	$(1,791)	$146,132

See accompanying notes to unaudited condensed consolidated financial statements.
6

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Six Months Ended June 30,
	2007	2006

Cash Flows from Operating Activities
Net income	$10,018	$11,326
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of taxes	—	77
Depreciation	14,020	13,379
Amortization	293	274
Stock based compensation expense	89	418
Excess tax benefits on stock option exercises	(95)	—
Deferred income taxes	(1,626)	(1,070)
Loss on disposal of assets	546	504
Net gain on disposal of investments	—	(10,542)
Net gain from patronage and equity Investments	(464)	(220)
Other	(12)	(427)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(44)	2,170
Materials and supplies	(1,207)	355
Increase (decrease) in:
Accounts payable	(2,422)	(880)
Deferred lease payable	115	191
Other prepaids, deferrals and accruals	2,436	143

Net cash provided by operating activities	$21,647	$15,698

Cash Flows From Investing Activities
Purchase and construction of plant and equipment, net of retirements	$(8,819)	$(10,267)
Purchase of investment securities	(2,585)	(300)
Proceeds from investment activities	457	11,447
Proceeds from sale of equipment	359	71

Net cash provided by (used in) investing activities	$(10,588)	$951

(Continued)
7

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Six Months Ended June 30,
	2007	2006

Cash Flows From Financing Activities
Principal payments on long-term debt	$(2,037)	$(2,243)
Net payments on lines of credit	—	(1,178)
Excess tax benefits on stock option exercises	95	—
Proceeds from exercise of incentive stock options	699	567

Net cash used in financing activities	$(1,243)	$(2,854)

Net increase in cash and cash equivalents	$9,816	$13,795

Cash and cash equivalents:
Beginning	13,440	2,572

Ending	$23,256	$16,367

Supplemental Disclosures of Cash Flow Information
Cash payments for:

Interest	$961	$1,270

Income taxes	$7,650	$6,819

See accompanying notes to unaudited condensed consolidated financial statements.
8

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

3.    In 1999, the Company executed a Management Agreement (the “Agreement”) with Sprint Nextel whereby the Company committed to construct and operate a PCS network using CDMA air interface technology. Under the Agreement, the Company is the exclusive Sprint PCS Affiliate of Sprint Nextel providing wireless mobility communications network products and services on the 1900 MHz band in its territory which extends from Altoona, York and Harrisburg, Pennsylvania, and south along the Interstate 81 corridor through Western Maryland, the panhandle of West Virginia, to Harrisonburg, Virginia. The Company is authorized to use the Sprint brand in its territory, and operate its network under the Sprint Nextel radio spectrum license. As an exclusive Sprint PCS Affiliate of Sprint Nextel, the Company has the exclusive right to build, own and maintain its portion of Sprint Nextel’s nationwide PCS network, in the aforementioned areas, to Sprint Nextel’s specifications. The initial term of the Agreement is for 20 years and is automatically renewable for three 10-year options, unless terminated by either party under provisions outlined in the Agreement.

On March 13, 2007, the Company’s PCS Subsidiary and Sprint Nextel entered into a series of agreements, the effects of which were to:

•	Amend, as of January 1, 2007, the Agreements to simplify the methods used to settle revenue and expenses between the Company and Sprint Nextel;

•	Transfer 13 Sprint Nextel operated Nextel store locations within the Company’s PCS service area to the Company’s PCS Subsidiary. The transfer of stores was effected during May 2007. The Company will sell Sprint Nextel iDEN (Integrated Digital Enhanced Network) phones and provide local customer service support for Sprint Nextel iDEN customers in the Company’s service area;

•	Provide the Company and Sprint Nextel with the right under certain circumstances and subject to agreement on appropriate terms to participate in future Sprint Nextel wireless service offerings within the Company’s PCS service area; and

•	Settle all outstanding claims arising out of the merger of Sprint Corporation and Nextel Communications, Inc. and the subsequent acquisition by Sprint Nextel of Nextel Partners, Inc.

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

In lieu of such fees and the settling of revenues and expenses for use on each other’s networks, Sprint Nextel will retain a net service fee equal to 8.8% of billed revenue (net of customer credits, account write-offs and other billing adjustments). This 8.8% net service fee is in addition to the 8% of billed revenue (net of customer credits, account write-offs and other billing adjustments) retained by Sprint Nextel as a management fee under the prior Agreement. The net service fee is designed to approximate the current settlements adjusted to reflect new pricing for travel and CCPU and CPGA services (i.e., customer costs, service bureau, customer activation and billing). The net service fee is also net of the cost to provide local customer service support to Sprint Nextel iDEN customers in the Company’s local PCS service area.

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

As a result of these changes, the presentation of the PCS subsidiary’s results of operations for 2007 has changed significantly from the 2006 presentation. Based upon a review of the guidance provided in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company is reporting service revenues net of both the 8% management fee and the 8.8% net service fee. Revenues for 2007 are being reduced compared to 2006 by both the amount of the 8.8% net service fee, as well as by the absence of travel, roaming and wholesale revenues. Operating expenses have also decreased due to the absence of travel and roaming expenses, as well as the absence of fees for CCPU and CPGA services, long distance charges and commissions paid to regional and third party distributors. Uncollected customer balances, previously reported as bad debt expense, are netted against gross billings in the 2007 presentation.

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

No options were awarded during the first two quarters of either 2007 or 2006, and there were no material transactions or modifications of options during the first two quarters of either year.

5. Basic net income per share was computed on the weighted average number of shares outstanding. Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options. There were no adjustments to net income.

In June 2007, the Company’s Board of Directors approved a three for one stock split with a record date of August 2, 2007. All share amounts have been increased by a factor of three, and all per share amounts have been reduced by a factor of three, for all periods presented in this report.

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

The Converged Services segment provides local and long distance voice, video and internet services on an exclusive and non-exclusive basis to residential and off-campus college student MDU communities throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee and Mississippi.

The Mobile segment provides tower rental space to affiliates and non-affiliates in the Company’s PCS service area and paging services throughout the northern Shenandoah Valley.

Selected financial data for each segment is as follows:

Three Months Ended June 30, 2007

(In thousands)

	PCS	Telephone	Converged Services	Mobile	Holding	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$20,060	$1,570	$2,383	$—	$—	$2,845	$—	$26,858
Access charges	—	2,764	—	—	—	—	—	2,764
Travel/roaming revenue	—	—	—	—	—	—	—	—
Facilities and tower lease	—	911	—	901	—	502	—	2,314
Equipment	1,137	7	—	—	—	65	—	1,209
Other	645	832	164	46	—	269	—	1,956

Total external revenues	21,842	6,084	2,547	947	—	3,681	—	35,101
Internal Revenues	—	1,653	—	592	—	905	(3,150)	—

Total operating revenues	21,842	7,737	2,547	1,539	—	4,586	(3,150)	35,101

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	6,974	1,430	1,940	441	2	2,991	(2,710)	11,068
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	3,147	1,461	1,217	174	449	1,062	(440)	7,070
Depreciation and amortization	3,727	1,188	1,548	232	16	514	—	7,225

Total operating expenses	13,848	4,079	4,705	847	467	4,567	(3,150)	25,363

Operating income (loss)	7,994	3,658	(2,158)	692	(467)	19	—	9,738

Non-operating income (expense)	144	197	—	—	1,230	8	(828)	751
Interest expense	(81)	(1)	(258)	(95)	(706)	(159)	828	(472)
Income taxes	(3,256)	(1,459)	925	(258)	(38)	16	—	(4,070)

Net income (loss)	$4,801	$2,395	$(1,491)	$339	$19	$(116)	$—	$5,947

Three Months Ended June 30, 2006

(In thousands)

	PCS	Telephone	Converged Services	Mobile	Holding	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$18,262	$1,641	$2,531	$—	$—	$2,837	$—	$25,271
Access charges	—	2,786	—	—	—	—	—	2,786
Travel/roaming revenue	8,054	—	—	—	—	—	—	8,054
Facilities and tower lease	—	1,018	—	874	—	463	—	2,355
Equipment	1,053	9	—	—	—	213	—	1,275
Other	474	780	124	33	—	274	—	1,685

Total external revenues	27,843	6,234	2,655	907	—	3,787	—	41,426
Internal Revenues	—	1,397	—	417	—	633	(2,447)	—

Total operating revenues	27,843	7,631	2,655	1,324	—	4,420	(2,447)	41,426

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	12,622	1,796	2,140	390	4	2,759	(2,148)	17,563
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,605	1,288	1,342	162	506	1,373	(299)	11,977
Depreciation and amortization	3,557	1,219	1,598	210	17	513	—	7,114

Total operating expenses	23,784	4,303	5,080	762	527	4,645	(2,447)	36,654

Operating income (loss)	4,059	3,328	(2,425)	562	(527)	(225)	—	4,772

Non-operating income (expense)	106	261	3	—	1,142	11	(1,003)	520
Interest expense	(447)	(63)	(260)	(91)	(599)	(153)	1,003	(610)
Income taxes	(1,520)	(1,339)	1,027	(188)	(20)	141	—	(1,899)

Net income (loss)	$2,198	$2,187	$(1,655)	$283	$(4)	$(226)	$—	$2,783

Six Months Ended June 30, 2007

(In thousands)

	PCS	Telephone	Converged Services	Mobile	Holding	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$38,241	$3,143	$4,914	$—	$—	$5,686	$—	$51,984
Access charges	—	5,571	—	—	—	—	—	5,571
Travel/roaming revenue	45	—	—	—	—	—	—	45
Facilities and tower lease	—	1,765	—	1,781	—	974	—	4,520
Equipment	2,198	12	—	—	—	141	—	2,351
Other	1,048	1,641	315	140	—	534	—	3,678

Total external revenues	41,532	12,132	5,229	1,921	—	7,335	—	68,149
Internal Revenues	—	3,224	—	1,026	—	1,768	(6,018)	—

Total operating revenues	41,532	15,356	5,229	2,947	—	9,103	(6,018)	68,149

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	12,784	3,802	3,850	902	6	6,312	(5,186)	22,470
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	6,052	3,312	2,192	378	1,225	2,217	(832)	14,544
Depreciation and amortization	7,403	2,365	3,027	464	28	1,026	—	14,313

Total operating expenses	26,239	9,479	9,069	1,744	1,259	9,555	(6,018)	51,327

Operating income (loss)	15,293	5,877	(3,840)	1,203	(1,259)	(452)	—	16,822

Non-operating income (expense)	299	350	—	—	2,083	11	(1,676)	1,067
Interest expense	(221)	(2)	(517)	(214)	(1,411)	(290)	1,676	(979)
Income taxes	(6,245)	(2,359)	1,679	(414)	207	240	—	(6,892)

Net income (loss)	$9,126	$3,866	$(2,678)	$575	$(380)	$(491)	$—	$10,018

Six Months Ended June 30, 2006

(In thousands)

	PCS	Telephone	Converged Services	Mobile	Holding	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$36,125	$3,273	$5,207	$—	$—	$5,600	$—	$50,205
Access charges	—	5,704	—	—	—	—	—	5,704
Travel/roaming revenue	15,114	—	—	—	—	—	—	15,114
Facilities and tower lease	—	1,979	—	1,732	—	975	—	4,686
Equipment	2,035	14	—	—	—	311	—	2,360
Other	734	1,535	242	68	—	578	—	3,157

Total external revenues	54,008	12,505	5,449	1,800	—	7,464	—	81,226
Internal Revenues	—	2,781	—	808	—	1,292	(4,881)	—

Total operating revenues	54,008	15,286	5,449	2,608	—	8,756	(4,881)	81,226

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	24,731	3,612	4,239	805	4	5,344	(4,288)	34,447
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	15,589	2,416	2,610	323	1,166	2,693	(593)	24,204
Depreciation and amortization	7,053	2,425	2,648	407	34	1,086	—	13,653

Total operating expenses	47,373	8,453	9,497	1,535	1,204	9,123	(4,881)	72,304

Operating income (loss)	6,635	6,833	(4,048)	1,073	(1,204)	(367)	—	8,922

Non-operating income (expense)	134	10,820	15	11	2,060	19	(1,899)	11,160
Interest expense	(886)	(128)	(486)	(160)	(1,217)	(280)	1,899	(1,258)
Income taxes	(2,419)	(6,689)	1,713	(370)	121	223	—	(7,421)

Net income before cumulative effect	3,464	10,836	(2,806)	554	(240)	(405)	—	11,403
Cumulative effect of change in accounting, net of tax	(11)	(27)	(21)	(1)	(2)	(15)	—	(77)

Net income (loss)	$3,453	$10,809	$(2,827)	$553	$(242)	$(420)	$—	$11,326

The Company’s assets by segment are as follows:

(In thousands) (unaudited)

	June 30, 2007	December 31, 2006	June 30, 2006

PCS	$75,877	$78,637	$84,484
Telephone	64,943	62,619	70,807
Converged Services	25,285	25,226	22,809
Mobile	15,382	15,758	15,174
Holding	152,198	147,020	145,419
Other	20,727	21,213	22,585

Combined totals	354,412	350,473	361,278
Inter-segment eliminations	(137,750)	(142,753)	(149,585)

Consolidated totals	$216,662	$207,720	$211,693

7.  In November 2006, the Company announced its intention to offer early retirement benefits to certain employees; to freeze its defined benefit plans as of January 31, 2007; and subsequently to settle such benefits and terminate the plans. Seven employees accepted the early retirement offer during 2006, and the Company reflected the effects of freezing the plans and the costs of the early retirement offer for those seven employees during 2006. In January 2007, an additional 25 employees accepted the early retirement offer, and through March 31, 2007, twelve employees reached their early retirement dates. The remaining 20 early retirees retired at various dates through April 30, 2007. The defined benefit pension plan disbursed approximately $5 million in lump sum distributions to early retirees in the first half of 2007, as shown in the table below. During the three months ended March 31, 2007, the Company recorded pension costs of $1.4 million (included in special termination benefits in the tables below), $0.4 million in other costs associated with the early retirements, and approximately $0.2 million in costs for the reduction in force. The Company recorded an additional $0.1 million of other costs in the second quarter of 2007. In May 2007, the Company’s board of directors approved a cost of living adjustment to increase the monthly benefits paid to retirees with retirement dates prior to 2007. The Company recorded a charge of $0.3 million in the second quarter of 2007 relating to this change. The Company expects to contribute approximately $1.9 million to the pension plan in order to complete the distribution of the defined benefit pension plan’s assets in September or October 2007. The Company will recognize the $1.7 million of unrecognized net loss reflected in the defined benefit plan table below as an expense at the time of the settlement of the defined benefit plan later in 2007.

In March 2007, the Company’s board of directors amended the Executive Supplemental Retirement Plan (SERP) to change it from a defined benefit type plan to a defined contribution type plan. The effect of amending the existing plan, rather than replacing it with a new plan, means that the SERP plan will not be settled (as that term is defined in FAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits) during 2007, and thus the $1.3 million unrecognized actuarial loss reflected at December 31, 2006 will not be recognized as pension expense in 2007 as indicated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, but will be amortized to expense over the remaining expected services lives of the participants in the plan.

In June 2007, the Company established a “rabbi trust” to hold invested funds related to participant balances under the SERP. The Company transferred approximately $2.5 million (representing the accumulated balances of active participants) into the trust on the last business day of the quarter, and in early July the contributed funds were invested per the participants’ elections.

The following table presents the defined benefit plan’s funded status and amounts recognized in the Company’s consolidated financial statements.

In thousands (unaudited)	As of, or for the six months ended, June 30, 2007	As of, or for the twelve months ended, December 31, 2006

Change in benefit obligation:
Benefit obligation, beginning	$14,139	$16,422
Service cost	—	953
Change in plan provisions	280	—
Interest cost	317	876
Actuarial loss	—	1,704
Benefits paid	(5,131)	(312)
Special termination benefits	1,313	369
Curtailment	—	(5,873)

Benefit obligation, ending	$10,918	$14,139

Change in plan assets:
Fair value of plan assets, beginning	$13,762	$12,655
Actual return on plan assets	408	419
Benefits paid	(5,131)	(312)
Contributions made	—	1,000

Fair value of plan assets, ending	$9,039	$13,762

Funded status	$(1,879)	$(377)
Unrecognized net loss	1,695	1,701

Prepaid (accrued) benefit cost	$(184)	$1,324

Amounts recognized in the consolidated balance sheets:
Accrued liabilities and other	$(1,879)	$(377)
Accumulated other comprehensive income	1,695	1,701

Net amount recognized	$(184)	$1,324

The following table presents the actuarial information and amounts recognized in the Company’s consolidated financial statements for the SERP.

In thousands (unaudited)	As of, or for the six months ended, June 30, 2007	As of, or for the twelve months ended, December 31, 2006

Change in benefit obligation:
Benefit obligation, beginning	$2,642	$1,955
Service cost	34	189
Interest cost	—	110
Actuarial loss	—	425
Special termination benefits	94	—
Curtailment	—	(37)

Benefit obligation, ending	$2,770	$2,642

Funded status	$(2,770)	$(2,642)
Unrecognized net loss	1,237	1,279

Accrued benefit cost	$(1,533)	$(1,363)

Amounts recognized in the consolidated balance sheets:
Pension and other	$(2,770)	$(2,642)
Accumulated other comprehensive income	1,237	1,279

Net amount recognized	$(1,533)	$(1,363)

The following tables present pension costs by plan and for the periods presented.

	Defined Benefit Plan		SERP

	Three Months Ended June 30,

In thousands (unaudited)	2007	2006	2007	2006

Net periodic benefit cost recognized:
Service cost	$—	$260	$22	$51
Change in plan provisions	280	—	—	—
Interest cost	188	224	—	27
Expected return	(224)	(234)	—	—
Amortization of unrecognized loss	3	30	21	12
Amortization of unrecognized prior service cost	—	—	—	9
Amortization of net transition asset	—	11	—	—
Special termination benefits	—	—	—	—

Total	$247	$291	$43	$99

	Defined Benefit Plan		SERP

	Six Months Ended June 30,

In thousands (unaudited)	2007	2006	2007	2006

Net periodic benefit cost recognized:
Service cost	$—	$520	$34	$102
Prior service cost	280	—	—	—
Interest cost	317	448	—	54
Expected return	(448)	(468)	—	—
Amortization of unrecognized loss	6	60	42	24
Amortization of unrecognized prior service cost	—	—	—	18
Amortization of net transition asset	—	22	—	—
Special termination benefits	1,313	—	94	—

Total	$1,468	$582	$170	$198

8. Effective January 1, 2007, the Company adopted the provisions of FAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). The Company has identified no material tax positions with uncertainty as of June 30, 2007. For federal tax purposes, 2004 and future years are subject to audit, and the Company is subject to state tax audits going back to 2003 in the major jurisdictions of Pennsylvania, Maryland and Virginia.

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

10.  The Company elected to early adopt FAS 157, Fair Value Measurements, and FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, as of January 1, 2007. This decision was made to permit the adoption of FAS 159 and apply its provisions to certain assets the Company expected to acquire. Such assets are expected to consist of investment funds, such as stock and bond mutual funds, that the Company intends to use as a funding vehicle related to the Company’s SERP (see Note 7 above). The Company intends to purchase assets to mirror the investment choices made by SERP participants. The gains and losses recognized by these investments will also determine the interest component of changes in the liabilities under the SERP. Accounting for these investments at fair value under FAS 159 will allow the Company to recognize the investment gains to offset the interest component of pension expense under the SERP. The initial application of FAS 159’s provisions relating to these investments will be in the third quarter of 2007.

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
18

Additional Information About the Company’s Business The following table shows selected operating statistics of the Company for the most recent five quarters.

	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006

Telephone Access Lines	24,738	24,794	24,830	24,849	24,935
Cable Television Subscribers	8,359	8,420	8,440	8,478	8,555
Dial-up Internet Subscribers	8,895	9,423	9,869	10,714	11,512
DSL Subscribers	7,222	6,999	6,599	5,967	5,373
Retail PCS Subscribers	172,983	165,148	153,503	141,594	134,559
Long Distance Subscribers	10,613	10,541	10,499	10,523	10,458
Fiber Route Miles	632	630	625	620	618
Total Fiber Miles	34,335	34,083	33,764	33,612	33,444
Long Distance Calls (000) (1)	7,952	7,502	7,235	7,045	7,003
Total Switched Access Minutes (000)	86,035	83,664	80,587	77,848	76,019
Originating Switched Access Minutes (000)	24,819	24,952	23,995	23,421	22,484
Employees (full time equivalents) (2)	400	358	376	380	382
CDMA Base Stations (sites)	334	334	332	331	328
Towers (100 foot and over)	100	100	100	99	97
Towers (under 100 foot)	13	13	13	13	13
PCS Market POPS (000) (3)	2,291	2,281	2,268	2,268	2,242
PCS Covered POPS (000) (3)	1,775	1,766	1,752	1,750	1,728
PCS Ave. Monthly Retail Churn % (4)	1.7%	1.8%	1.9%	1.9%	1.9%
Converged Services (NTC) Properties Served (5)	109	105	102	108	106
Converged Services (NTC) Video Service Users (6)	8,735	9,524	8,989	8,539	7,374
Converged Services (NTC) Telephone Service Users (6)	4,169	4,466	4,492	5,741	8,797
Converged Services (NTC) Network/Internet Users (6)	19,204	22,350	21,943	22,881	18,719

(1) –	Originated by customers of the Company’s Telephone subsidiary.

(2) –	The March 31, 2007, number reflects early retirements, attrition and terminations during the quarter. An additional 20 early retirements occurred in April 2007. During May 2007, the Company acquired 13 retail locations, and added additional employees to fully staff and support these additional locations.

(3) –	POPS refers to the estimated population of a given geographic area and is based on information purchased by Sprint Nextel from Geographic Information Services. Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the network’s service area.

(4) –	PCS Ave. Monthly Churn is the average of the three monthly subscriber turnover, or churn calculations for the period.

(5) –	Indicates MDU complexes where Converged Services provides service under the NTC and Shentel brands

(6) –	The variation in users between quarters largely reflects the impact of the cycles of the academic year.
19

Significant Transactions On March 13, 2007, the Company’s PCS Subsidiary and Sprint Nextel entered into a series of agreements, the effects of which were to:

•	Amend, as of January 1, 2007, the Agreements to simplify the methods used to settle revenue and expenses between the Company and Sprint Nextel;

•	Transfer 13 Sprint Nextel operated Nextel store locations within the Company’s PCS service area to the Company’s PCS Subsidiary. The transfer of stores was completed during May 2007. The Company will sell Sprint Nextel iDEN (Integrated Digital Enhanced Network) phones and provide local customer service support for Sprint Nextel iDEN customers in the Company’s service area;

•	Provide the Company and Sprint Nextel with the right under certain circumstances and subject to agreement on appropriate terms to participate in future Sprint Nextel wireless service offerings within the Company’s PCS service area; and

•	Settle all outstanding claims arising out of the merger of Sprint Corporation and Nextel Communications, Inc. and the subsequent acquisition by Sprint Nextel of Nextel Partners, Inc.

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

In lieu of such fees and the settling of revenues and expenses for use on each other’s networks, Sprint Nextel will retain a net service fee equal to 8.8% of billed revenue (net of customer credits, account write-offs and other billing adjustments). This 8.8% net service fee is in addition to the 8% of billed revenue (net of customer credits, account write-offs and other billing adjustments) currently retained by Sprint Nextel as a management fee under the Agreement. The net service fee is designed to approximate the current settlements, adjusted to reflect new pricing for travel and CCPU and CPGA services (i.e., customer costs, service bureau, customer activation, and billing). The net service fee is also net of the cost to provide local customer service support to Sprint Nextel iDEN customers in the Company’s local PCS service area.

As a result of these changes, the presentation of the PCS subsidiary’s results of operations for 2007 has changed significantly from the 2006 presentation. Based upon a review of the guidance provided in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company is reporting service revenues net of both the 8% management fee and the 8.8% net service fee. Revenues for 2007 are being reduced compared to 2006 by both the amount of the 8.8% net service fee, as well as by the absence of travel, roaming and wholesale revenues. Operating expenses have also decreased due to the absence of travel and roaming expenses, as well as the absence of fees for CCPU and CPGA services, long distance charges and commissions paid to regional and third party distributors. Uncollected customer balances, previously reported as bad debt expense, are netted against gross billings in the 2007 presentation. Following the transfer of the stores in May 2007, the Company is now incurring the operating costs associated with the thirteen stores acquired from Sprint Nextel, including rent expense, depreciation expense, salaries and benefits, and other store operating costs. The Company also anticipates recording commission revenue for activating iDEN customers in its service area.

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

Results of Operations

Three and Six Months Ended June 30, 2007 Compared with the Three and Six Months Ended June 30, 2006

Consolidated Results

The Company’s consolidated results for the second quarter and the first six months of 2007 and 2006 are as follows:

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2007	2006	$	%	2007	2006	$	%

Operating revenues	$35,101	$41,426	$(6,325)	(15.3)	$68,149	$81,226	$(13,077)	(16.1)
Operating expenses	25,363	36,654	(11,291)	(30.8)	51,327	72,304	(20,977)	(29.0)
Operating income	9,738	4,772	4,966	104.1	16,822	8,922	7,900	88.5
Other income (expense)	279	(90)	369	n/m	88	9,902	(9,814)	(99.1)
Income tax provision	4,070	1,899	2,171	114.3	6,892	7,421	(529)	(7.1)
Net income before cumulative effect	$5,947	$2,783	$3,164	113.7	$10,018	$11,403	$(1,385)	(12.1)

Operating revenues

For the three months and six months ended June 30, 2007, operating revenue decreased $6.3 million, or 15.3%, and $13.1 million, or 16.1%, respectively, primarily due to the effects of the changes in the PCS segment resulting from the 2007 Amendment (see “Significant Transactions”). For the three and six months ended June 30, 2007, PCS operating revenues decreased $6.0 million, or 21.6%, and $12.5 million, or 23.1%, respectively. All other Company revenues decreased by $0.3 million and $0.6 million, respectively, compared to the three and six months ended June 30, 2006. See the PCS segment section for additional details concerning changes resulting from the 2007 Amendment.

Operating expenses

For the three and six months ended June 30, 2007, operating expenses decreased $11.3 million, or 30.8%, and $21.0 million, or 29.0%, respectively, primarily due to the effects of the changes in the PCS segment resulting from the 2007 Amendment. For the three and six months ended June 30, 2007, PCS segment operating expenses decreased $9.9 million and $21.1 million respectively.

Cost of goods and services in the PCS segment declined $5.6 million and $11.9 million for the three and six month periods, respectively, principally due to the absence of travel and roaming expenses (except for final settlements related to 2006 recorded in the first quarter of 2007), while PCS segment selling, general and administrative expenses declined by $4.5 million and $9.5 million, respectively, principally due to the absence of CCPU fees and most third party commissions eliminated in the 2007 Amendment. Telephone segment operating expenses declined $0.2 million in the second quarter after increasing $1.3 million in the first quarter, as this segment bore a significant share of the $2.0 million of first quarter 2007 costs associated with early retirements and severance. See the individual segment discussions for additional details about the changes in operating expenses for both periods.

Other income (expense)

The decrease of $9.8 million reflected in other income (expense) for the six months ended June 30, 2007, principally reflects the gain on redemption of the RTB stock recorded in the first quarter of 2006, totaling approximately $10.5 million on a pre-tax basis, or $6.4 million after tax.

Net income

For the three months ended June 30, 2007, net income before cumulative effect of a change in accounting increased by $3.2 million, primarily due to improved operating results in the PCS segment. For the six months ended June 30, 2007, net income before cumulative effect of a change in accounting decreased $1.4 million, due to the gain in 2006 of approximately $6.4 million, net of tax, related to the redemption of the RTB stock, the recording in 2007 of approximately $1.2 million, net of tax, in costs related to early retirements and severance, offset by the increase in net income of the Company’s PCS subsidiary.

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

The Company had 334 PCS base stations in service at June 30, 2007, compared to 328 base stations in service at June 30, 2006. The Company’s average PCS retail customer turnover, or churn rate, was 1.7% in the second quarter of 2007, compared to 1.9% in the second quarter of 2006. As of June 30, 2007, the Company had 172,983 retail PCS subscribers compared to 134,559 subscribers at June 30, 2006, an increase of 28.6%. The PCS operation added 19,480 net retail customers in the first half of 2007 compared to 11,584 net retail subscribers added in the first half of 2006, an increase of 68.2%.

As discussed under Significant Transactions, the Company amended its agreements with Sprint Nextel effective January 1, 2007, resulting in changes in both revenues and expenses for the PCS segment.

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2007	2006	$	%	2007	2006	$	%

Segment operating revenues
Wireless service revenue	$20,060	$18,262	$1,798	9.8	$38,241	$36,125	$2,116	5.9

Travel and roaming revenue	—	8,054	(8,054)	n/m	45	15,114	(15,069)	(99.7)
Equipment revenue	1,137	1,053	84	8.0	2,198	2,035	163	8.0
Other revenue	645	474	171	36.1	1,048	734	314	42.8

Total segment operating revenues	21,842	27,843	(6,001)	21.6	41,532	54,008	(12,476)	(23.1)

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	6,974	12,622	(5,648)	(44.7)	12,784	24,731	(11,947)	(48.3)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	3,147	7,605	(4,458)	(58.6)	6,052	15,589	(9,537)	(61.2)
Depreciation and amortization	3,727	3,557	170	4.8	7,403	7,053	350	5.0

Total segment operating expenses	13,848	23,784	(9,936)	(41.8)	26,239	47,373	(21,134)	(44.6)

Segment operating income	$7,994	$4,059	$3,935	96.9	$15,293	$6,635	$8,658	130.5

Operating Revenues

For the three months ended June 30, 2007, wireless service revenue totaled $20.1 million and consisted of gross billings of $27.6 million, less credits and adjustments of $2.5 million, allocated write-offs of $1.3 million, royalty fee of $1.9 million and net service fee of $2.1 million. For the three months ended June 30, 2006, wireless service revenue totaled $18.3 million and consisted of gross billings of $21.6 million and wholesale revenue of $0.6 million, less credits and adjustments of $2.4 million, and royalty fee of $1.5 million.

Gross billings for the three month periods increased $6.0 million as a result primarily of the increase in the number of subscribers; credits and adjustments increased $0.1 million; royalty fees increased $0.4 million due to increased billings; and the allocated write-offs and the net service fee for 2007 are new components of wireless service revenue as a result of the 2007 Amendment. Wholesale revenue was eliminated by the 2007 Amendment. The Company recorded $0.3 million of revenue in the second quarter of 2007, representing final adjustments of net amounts due from periods prior to the effective date of the 2007 Amendment.

For the six months ended June 30, 2007, wireless service revenue totaled $38.2 million and consisted of gross billings of $53.8 million and wholesale revenue of $0.1 million related to 2006, less credits and adjustments of $5.5 million, allocated write-offs of $2.5 million, royalty fee of $3.8 million and net service fee of $4.1 million. For the six months ended June 30, 2006, wireless service revenue totaled $36.1 million and consisted of gross billings of $42.0 million and wholesale revenue of $1.5 million, less credits and adjustments of $4.4 million, and royalty fee of $3.0 million.

Gross billings for the six month periods increased $11.8 million, or 28.1%, as a result primarily of the increase in the number of subscribers; credits and adjustments increased $1.1 million due to promotional incentives and adjustments offered by Sprint Nextel in late 2006 and early 2007; royalty fees increased $0.8 million due to increased billings; and the allocated write-offs and the net service fee for 2007 are new components of wireless service revenue as a result of the 2007 Amendment. The wholesale revenue of $0.1 million in 2007 was recorded to true up 2006 accruals.

As a result of the 2007 Amendment, travel, data, long distance and wholesale revenues, totaling $7.7 million and $14.6 million for the three and six month periods in 2006, are no longer recorded by the Company.

Equipment revenue increased $0.1 million and $0.2 million for the three and six month periods, respectively, as a result of increased sales of handsets to both new and upgrading customers.

Other revenue increased $0.2 million and $0.3 million for the three and six month periods, respectively. For the three month period, the increase resulted from revenue collected from Sprint Nextel associated with their new activations; for the six month period, the increase resulted from both the activation related revenue described above, as well as additional universal service fund revenues received in first quarter 2007 compared to 2006.

Cost of goods and services

The $5.6 million decrease in cost of goods and services in the three months ended June 30, 2007, from 2006, consists of $7.1 million of 2006 expenses eliminated under the 2007 Amendment, principally travel expenses, long distance costs and costs related to new activations, offset by increased costs of handsets of $1.0 million in 2007 due to increased handset unit sales; and increased rent for tower leases of $0.2 million in 2007 over 2006.

Cost of goods and services decreased $11.9 million in the six months ended June 30, 2007, from 2006, consisting of $13.7 million of 2006 expenses eliminated under the 2007 Amendment, principally travel expenses, long distance costs and costs related to new activations and $0.6 million of net credits recorded in 2007 to true up 2006 accruals for expenses settled with Sprint Nextel. Offsetting these positive impacts, handset costs increased $1.5 million in 2007 over 2006; warranty costs increased $0.4 million; rent for tower leases increased $0.2 million in 2007 over 2006; and maintenance costs increased $0.2 million over the 2006 period.

Selling, general and administrative

Selling, general and administrative expenses decreased $4.5 million in 2007 from the second quarter of 2006, consisting of $3.5 million of 2006 expenses eliminated under the 2007 Amendment, principally $2.7 million of customer service and billing provided by Sprint Nextel and $0.9 million of commissions paid to third party and national retailers who activate customers in the Company’s PCS service area. Other decreases included $0.3 million of lower marketing costs; and $0.6 million in bad debt expense recorded as selling, general and administrative in 2006. Second quarter costs also included approximately $0.2 million in costs for 13 new retail locations.

Selling, general and administrative expenses decreased $9.5 million in 2007 from the first six months of 2006, consisting of $7.3 million of 2006 expenses eliminated under the 2007 Amendment, principally $5.3 million of customer service and billing provided by Sprint Nextel and $2.0 million in commissions paid to third party and national retailers who activate customers in the Company’s PCS service area and $1.3 million in bad debt expense recorded as selling, general and administrative in 2006. Bad debts are reflected as an offset against billed revenue in 2007 under the 2007 Amendment.

Other components of the first half change in selling, general and administrative expenses included $1.3 million in lower marketing costs; $0.2 million in higher costs for the 13 store locations acquired from Sprint Nextel during the second quarter of 2007; $0.4 million in higher local commissions; and a $0.2 million increase in legal fees related to the negotiation of the 2007 Amendment. The Company recorded $0.1 million in 2007 to true up 2006 accruals, and reversed $0.5 million of bad debt reserves. At December 31, 2006, the Company had a reserve for doubtful accounts of $0.5 million. The new settlement agreement calculates the monthly settlement based on collected revenues, therefore eliminating the need for the reserve.

The Company acquired 13 retail locations from Sprint Nextel during the second quarter of 2007, and began to incur the operating expenses associated with these locations. These expenses primarily impacted the selling, general and administrative category, and will increase to include the full three months of expenses in the third quarter. Beginning in the fourth quarter of 2007, the Company expects to bring on-line as many as 50 sites with EVDO capability for high speed data transmission such as internet access and 20 additional cell sites to expand our capacity and coverage footprint, increasing operating expenses in the fourth quarter and future periods.

Telephone

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2007	2006	$	%	2007	2006	$	%

Segment operating revenues
Service revenue — wireline	$1,697	$1,723	$(26)	(1.5)	$3,395	$3,440	$(45)	(1.3)

Access revenue	3,145	3,223	(78)	(2.4)	6,368	6,547	(179)	(2.7)
Facilities lease revenue	1,924	1,775	149	8.4	3,682	3,512	170	4.8
Equipment revenue	7	9	(2)	(22.2)	12	14	(2)	(14.3)
Other revenue	964	901	63	7.0	1,899	1,773	126	7.1

Total segment operating revenues	7,737	7,631	106	1.4	15,356	15,286	70	0.5

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	1,430	1,796	(366)	(20.4)	3,802	3,612	190	5.3

Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,461	1,288	173	13.4	3,312	2,416	896	37.1
Depreciation and amortization	1,188	1,219	(31)	(2.5)	2,365	2,425	(60)	(2.5)

Total segment operating expenses	4,079	4,303	(224)	(5.2)	9,479	8,453	1,026	12.1

Segment operating income	$3,658	$3,328	$330	9.9	$5,877	$6,833	$(956)	(14.0)

Shenandoah Telephone Company provides both regulated and unregulated telephone services and leases fiber optic facilities primarily throughout the northern Shenandoah Valley.

Over past periods, the trend amongst regulated local telephone service providers has been a decline in subscribers, principally due to competition from cable companies, other competitive providers, and consumer migration to wireless and DSL services eliminating second and often the primary access lines. The construction of new homes within Shenandoah County appears to have moderated this trend until recent quarters. In Shenandoah County, Shentel has the overlapping cable franchise, which does not offer internet or voice service. Based on industry experience, the Company anticipates that the long-term trend toward declining telephone subscriber counts may dominate for the foreseeable future.

Operating Revenues

Access revenue decreased $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively, primarily due to rate changes for interconnection fees.

Facilities lease revenue increased $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively, due to a new fiber lease with the Company’s cable television affiliate and additional circuits with the Company’s long distance affiliate.

Other revenue increased in both periods due to an increase in directory revenue during 2007 compared to 2006.

Cost of goods and services

Cost of goods and services decreased in the three months ended June 30, 2007, by $0.4 million due primarily to accrual adjustments of $0.3 million relating to reciprocal compensation expenses payable to wireless carriers for periods prior to 2007 following a review of the contracts.

Cost of goods and services increased in the six month 2007 period by $0.2 million, due to $0.6 million of costs in the first quarter associated with the early retirements and severances allocated to the Telephone segment, offset by the accrual adjustment for reciprocal compensation expenses discussed above.

Selling, general and administrative

Selling, general and administrative costs increased $0.2 million for the three months ended June 30, 2007, due to the one-time cost of an increase in retirement benefits for past Telephone Company retirees, and $0.9 million for the six months ended June 30, 2007, due to the cost of the early retirements and severances allocated to the Telephone segment in the first quarter of 2007, as well as the cost of the increase in retirement benefits described above.

Converged Services

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2007	2006	$	%	2007	2006	$	%

Segment operating revenues
Service revenue — wireline	$2,383	$2,531	$(148)	(5.8)	$4,914	$5,207	$(293)	(5.6)
Other revenue	164	124	40	32.3	315	242	73	30.2

Total segment operating revenues	2,547	2,655	(108)	(4.1)	5,229	5,449	(220)	(4.0)

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	1,940	2,140	(200)	(9.3)	3,850	4,239	(389)	(9.2)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,217	1,342	(125)	(9.3)	2,192	2,610	(418)	(16.0)
Depreciation and amortization	1,548	1,598	(50)	(3.1)	3,027	2,648	379	14.3

Total segment operating expenses	4,705	5,080	(375)	(7.4)	9,069	9,497	(428)	(4.5)

Segment operating (loss)	$(2,158)	$(2,425)	$267	(11.0)	$(3,840)	$(4,048)	$208	(5.1)

The Converged Services segment provides local and long distance voice, data and video services on an exclusive and non-exclusive basis to MDU communities throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee and Mississippi.

The number of MDU properties served increased by three net properties, to 109 at June 30, 2007 from 106 as of the end of the second quarter of 2006. Four properties were added during the second quarter of 2007. The Company has terminated contracts with smaller, less profitable properties. The Company also lost four larger properties during the third quarter of 2006 that chose not to renew their contracts as expected by the Company. These four properties generated over $0.2 million in quarterly revenue.

Operating Revenues

Service revenue decreased $0.1 million for the three months ended June 30, 2007, and $0.3 million for the six months ended June 30, 2007, primarily as a result of declining voice service revenue. Service revenues consist of voice, video and data services at MDU properties in the southeastern United States. Voice revenues declined as college students migrate to wireless phone service, while video and data service revenues increased compared to the 2006 periods. The Company also lost four larger properties during the third quarter of 2006 that chose not to renew their contracts as expected by the Company. These four properties generated over $0.2 million in quarterly revenue.

Other revenues increased due to an increase in activation fees. Activation fees are deferred and amortized over the life of the customer, typically one year in this segment.

Cost of goods and services

Cost of goods and services decreased in 2007 by $0.2 million and $0.4 million for the three and six month periods ended June 30, 2007 compared to the comparable 2006 periods. Cost of goods and services reflects the cost of purchasing video and voice services, the network costs to provide Internet services to customers and network maintenance and repair. The Company continues to focus on eliminating redundant processes and integrating the operation to reduce the costs of operation. The Company also migrated to a more robust, but less expensive, video solution beginning in late 2006.

Selling, general and administrative

Selling, general and administrative expense decreased by $0.1 million and $0.4 million for the three and six month periods ended June 30, 2007, respectively, due to decreases in other operating taxes and allocated internal costs.

Depreciation and amortization

Depreciation and amortization expense decreased in the three months ended June 30, 2007 due to the write-off in 2006 of $0.5 million of equipment related to the four terminated contracts discussed above. Depreciation and amortization expense increased $0.4 million compared to the first six months of 2006, due primarily to fixed assets added over the past twelve months.

Mobile

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2007	2006	$	%	2007	2006	$	%

Segment operating revenues
Tower lease revenue-affiliate	$592	$416	$176	42.3	$1,026	$806	$220	27.3
Tower lease revenue-non-affiliate	901	874	27	3.1	1,781	1,732	49	2.8
Other revenue	46	34	12	35.3	140	70	70	100.0

Total segment operating revenues	1,539	1,324	215	16.2	2,947	2,608	339	13.0

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	441	390	51	13.1	902	805	97	12.0
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	174	162	12	7.4	378	323	55	17.0
Depreciation and amortization	232	210	22	10.5	464	407	57	14.0

Total segment operating expenses	847	762	85	11.2	1,744	1,535	209	13.6

Segment operating income	$692	$562	$130	23.1	$1,203	$1,073	$130	12.1

The Mobile segment provides tower rental space to affiliated and non-affiliated companies in the Company’s PCS markets and paging services throughout the northern Shenandoah Valley.

At June 30, 2007, the Mobile segment had 113 towers and 158 non-affiliate tenants compared to 110 towers and 152 non-affiliate tenants at June 30, 2006.

Operating revenues

The increases in tower lease revenue – non-affiliate resulted primarily from leases on new towers added during 2006. Approximately ten tower leases were eliminated during the first quarter of 2007, reflecting the continuing consolidation of wireless carriers, as the combining companies eliminated duplicate tower leases, offsetting other new leases added over the past year.

The increase in tower lease revenue – affiliate in the three months ended June 30, 2007, resulted from changes to tower lease rates in the second quarter of 2007, bringing monthly affiliate rents more in line with market rents for tower leases.

The increase in other revenue in the six month period resulted primarily from fees received for early lease terminations resulting from continuing consolidation among wireless carriers.

Operating expenses

The increase in cost of goods and services for both the three and six month periods primarily resulted from write-offs of certain preliminary tower site acquisition costs for tower sites that will not be built.

The increase in selling, general and administrative costs resulted primarily from increased operating taxes, including disputed sales taxes paid during the first quarter of 2007 period by the Company in excess of amounts previously accrued.

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

Sources and Uses of Cash. The Company generated $21.6 million of net cash from operations in the 2007 six month period, compared to $15.7 million in the 2006 six month period. Major changes in operating cash components from 2006 to 2007 included the 2006 gain from the sale of RTB stock (reflected in net income and gain on disposal of investments). Changes in accounts receivable and accounts payable were less during 2007 due to changes related to the 2007 Amendments with Sprint Nextel. The increase in materials and supplies largely reflects purchases of handsets to support 13 additional retail stores acquired in the second quarter of 2007.

Indebtedness .   As of June 30, 2007, the Company’s indebtedness totaled $24.0 million, with an annualized overall weighted average interest rate of approximately 7.5%. As of June 30, 2007, the Company was in compliance with the covenants in its credit agreements.

During the first quarter of 2006, the Company paid down the remaining outstanding balance on the line of credit used to fund the NTC acquisition in late 2004. While no balances are currently outstanding on this line of credit, the Company has the ability to borrow approximately $12.0 million.

The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. Capital expenditures budgeted for 2007 total approximately $36.7 million, including approximately $14.1 million for additional PCS base stations, additional towers and switch upgrades to enhance the PCS network. Approximately $7.2 million is budgeted for Converged Services’ network upgrades and new apartment complex build outs, improvements and replacements, approximately $3.5 million for local regulated telephone operations, approximately $6.4 million for fiber projects, and approximately $5.5 million for technology upgrades and other capital needs. Following the execution of the 2007 Amendments, the Company increased the budget for PCS related capital expenditures from $5.1 million to $14.1 million.

For the 2007 six month period, the Company spent $8.8 million on capital projects, compared to $10.3 million in 2006. Spending related to PCS is scheduled to be completed primarily in the final months of 2007, while spending increased for DSL equipment upgrades and other projects in the Telephone segment and for network equipment upgrades and new project buildouts in the Converged Services segment.

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

These events include, but are not limited to: changes in overall economic conditions, regulatory requirements, changes in technologies, availability of labor resources and capital, changes in the Company’s relationship with Sprint Nextel, cancellations or non-renewal of Converged Services contracts and other conditions. The PCS subsidiary’s operations are dependent upon Sprint Nextel’s ability to execute certain functions such as billing, customer care, and collections; the subsidiary’s ability to develop and implement successful marketing programs and new products and services, and the subsidiary’s ability to effectively and economically manage other operating activities under the Company’s agreements with Sprint Nextel. The Company’s ability to attract and maintain a sufficient customer base is also critical to its ability to maintain a positive cash flow from operations. The foregoing events individually or collectively could affect the Company’s results.

Recently Issued Accounting Standards

There were no recently issued accounting standards, not adopted by the Company as of June 30, 2007, that are expected to have a material impact on the Company’s results of operations or financial condition.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes. The Company’s interest rate risk involves three components. The first component is outstanding debt with variable rates. As of June 30, 2007, the Company has no variable rate debt outstanding. The Company’s debt has fixed rates through maturity. A 10.0% increase in interest rates would decrease the fair value of the Company’s total debt by approximately $0.4 million, while the estimated fair value of the fixed rate debt was approximately $25.4 million as of June 30, 2007.

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

As of June 30, 2007, the Company has approximately $7.2 million invested in privately held companies directly or through investments with portfolio managers. Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability. The Company’s market risk is limited to the funds previously invested and an additional $0.5 million committed under contracts the Company has signed with portfolio managers. Additionally, the Company’s investments at June 30, 2007, included approximately $2.5 million held in a “rabbi trust” to be invested in various stock and bond mutual funds in connection with participants’ investment elections under the SERP. The transfers to specific funds did not occur until early July 2007.

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Executive Vice President and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934. The Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

During the second fiscal quarter of 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Other Matters Relating to Internal Control Over Financial Reporting

Under the Company’s agreements with Sprint Nextel, Sprint Nextel provides the Company with billing, collections, customer care, certain network operations and other back office services for the PCS operation, and Sprint Nextel remits to the Company approximately 60% of the Company’s total operating revenues. Due to this relationship, the Company necessarily relies on Sprint Nextel to provide accurate, timely and sufficient data and information to properly record the Company’s revenues, and accounts receivable, which underlie a substantial portion of the Company’s periodic financial statements and other financial disclosures.

Information provided by Sprint Nextel includes reports regarding the subscriber accounts receivable in the Company’s markets. Sprint Nextel provides the Company with monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level. The Company reviews these various reports to identify discrepancies or errors. Under the Company’s agreements with Sprint Nextel, the Company is entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 16.8% of revenue retained by Sprint Nextel. Because of the Company’s reliance on Sprint Nextel for financial information, the Company must depend on Sprint Nextel to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint Nextel’s other Sprint PCS affiliate network partners. To address this issue, Sprint Nextel engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70 (“SAS 70 reports”). The report is provided to the Company on a semi-annual basis and covers a ten-month period. The most recent report covers the period from January 1, 2006 to November 30, 2006. The most recent report indicated there were no material issues which would adversely affect the information used to support the recording of the revenues and expenses provided by Sprint Nextel related to the Company’s relationship with them.

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

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders. When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased. The following table provides information about the Company’s repurchases of fractional shares during the three months ended June 30, 2007; all amounts have been adjusted to reflect the three for one stock split effective August 2, 2007:

	Number of Shares Purchased	Average Price Paid per Share

April 1 to April 30	10	$15.68
May 1 to May 31	6	$15.30
June 1 to June 30	2	$16.26

Total	18	$15.60

ITEM 6.	Exhibits

(a)	The following exhibits are filed with this Quarterly Report on Form 10-Q:

3.1	Amended and Restated Articles of Incorporation of Shenandoah Telecommunications Company as of August 1, 2007

3.2	Amended and Restated Bylaws of Shenandoah Telecommunications Company, effective as of July 17, 2007, (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 18, 2007).

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.
31

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

                        SHENANDOAH TELECOMMUNICATIONS COMPANY
                        (Registrant)

/S/ Earle A. MacKenzie

Earle A. MacKenzie, Executive Vice President and Chief Financial Officer
Date: August 7, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Incorporation of Shenandoah Telecommunications Company as of August 1, 2007

3.2	Amended and Restated Bylaws of Shenandoah Telecommunications Company, Effective as of July 17, 2007, (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 18, 2007).

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.
33