Form 10-Q
period 2007-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2007-11-06
CIK 354963

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the registrant’s common stock outstanding on October 31, 2007 was 23,404,470.

1

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

ASSETS	September 30, 2007	December 31, 2006

Current Assets
Cash and cash equivalents	$23,202	$13,440
Accounts receivable, net	12,964	11,611
Income taxes receivable	89	—
Materials and supplies	3,644	2,499
Prepaid expenses and other	2,219	2,016
Deferred income taxes	2,081	1,297

Total current assets	44,199	30,863

Investments, including $2.6 million at fair value at September 30, 2007	9,960	7,075

Property, Plant and Equipment
Plant in service	278,236	267,622
Plant under construction	11,975	6,439

	290,211	274,061
Less accumulated amortization and depreciation	138,535	118,417

Net property, plant and equipment	151,676	155,644

Other Assets
Intangible assets, net	2,448	2,799
Cost in excess of net assets of businesses acquired	9,852	9,852
Deferred charges and other assets, net	1,633	1,487

Net other assets	13,933	14,138

Total assets	$219,768	$207,720

See accompanying notes to unaudited condensed consolidated financial statements. (Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	September 30, 2007	December 31, 2006

Current Liabilities
Current maturities of long-term debt	$4,212	$4,109
Accounts payable	5,064	7,364
Advanced billings and customer deposits	5,555	4,975
Accrued compensation	2,416	1,974
Income taxes payable	—	23
Accrued liabilities and other	4,581	2,835

Total current liabilities	21,828	21,280

Long-term debt, less current maturities	18,735	21,907

Other Long-Term Liabilities
Deferred income taxes	20,406	22,515
Pension and other	4,641	4,303
Deferred lease payable	2,679	2,526

Total other liabilities	27,726	29,344

Commitments and Contingencies

Shareholders’ Equity

Common stock	12,452	11,322
Retained earnings	140,815	125,690
Accumulated other comprehensive loss, net of tax	(1,788)	(1,823)

Total shareholders’ equity	151,479	135,189

Total liabilities and shareholders’ equity	$219,768	$207,720

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Operating revenues	$35,422	$42,594	$103,571	$123,820

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	12,129	18,253	34,599	52,691
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,620	11,801	22,164	36,012
Depreciation and amortization	7,544	6,613	21,856	20,266

Total operating expenses	27,293	36,667	78,619	108,969

Operating income	8,129	5,927	24,952	14,851

Other income (expense):
Interest expense, net	(453)	(599)	(1,432)	(1,857)
Gain (loss) on investments, net	250	(48)	658	10,681
Non-operating income, net	483	227	1,142	659

Income before income taxes and cumulative effect of a change in accounting	8,409	5,507	25,320	24,334

Income tax expense	3,302	2,126	10,195	9,547

Net income before cumulative effect of a change in accounting	5,107	3,381	15,125	14,787

Cumulative effect of a change in accounting, net of income taxes	—	—	—	(77)

Net income	$5,107	$3,381	$15,125	$14,710

Income per share:
Basic net income per share:
Net income before cumulative effect of a change in accounting	$0.22	$0.15	$0.65	$0.64
Cumulative effect of a change in accounting, net of income taxes	—	—	—	—

	$0.22	$0.15	$0.65	$0.64

Weighted average shares outstanding, basic	23,379	23,166	23,345	23,106

Diluted net income per share:
Net income before cumulative effect of a change in accounting	$0.22	$0.14	$0.64	$0.63
Cumulative effect of a change in accounting, net of income taxes	—	—	—	—

	$0.22	$0.14	$0.64	$0.63

Weighted average shares, diluted	23,501	23,334	23,474	23,292

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2005	23,061	$8,128	$113,576	$(104)	$121,600
Comprehensive income:
Net income	—	—	17,922	—	17,922
SERP additional minimum pension liability	—	—	—	104	104
Net unrealized loss from pension plans, net of tax	—	—	—	(1,823)	(1,823)

Total comprehensive income					16,203

Dividends declared ($0.25 per share)	—	—	(5,808)	—	(5,808)
Dividends reinvested in common stock	30	474	—	—	474
Common stock repurchased	—	(6)	—	—	(6)
Stock-based compensation	—	94	—	—	94
Conversion of liability classified awards to equity classified awards	—	1,037	—	—	1,037
Common stock issued through exercise of incentive stock options	193	1,368	—	—	1,368
Net excess tax benefit from stock options exercised	—	227	—	—	227

Balance, December 31, 2006	23,284	$11,322	$125,690	$(1,823)	$135,189
Comprehensive income:
Net income	—	—	15,125	—	15,125
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	—	—	—	35	35

Total comprehensive income					15,160

Stock-based compensation	—	109	—	—	109
Common stock issued, primarily through exercise of incentive stock options	107	872	—	—	872
Conversion of liability classified awards to equity classified awards	—	18	—	—	18
Net excess tax benefit from stock options exercised	—	131	—	—	131

Balance, September 30, 2007	23,391	$12,452	$140,815	$(1,788)	$151,479

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine Months Ended September 30,
	2007	2006

Cash Flows from Operating Activities
Net income	$15,125	$14,710
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of taxes	—	77
Depreciation	21,415	19,870
Amortization	441	395
Stock based compensation expense	173	469
Excess tax benefits on stock option exercises	(131)	—
Deferred income taxes	(2,930)	(1,054)
Loss on disposal of assets	631	1,063
Unrealized gains on investments	(79)	—
Net gain on disposal of investments	—	(10,542)
Net gain from patronage and equity Investments	(662)	(208)
Other	(292)	(55)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,353)	342
Materials and supplies	(1,145)	(70)
Increase (decrease) in:
Accounts payable	(2,300)	(937)
Deferred lease payable	154	231
Other prepaids, deferrals and accruals	2,610	915

Net cash provided by operating activities	$31,658	$25,206

Cash Flows From Investing Activities
Purchase and construction of plant and equipment, net of retirements	$(18,076)	$(16,165)
Purchase of investment securities	(2,619)	(300)
Proceeds from investment activities	475	11,464
Proceeds from sale of equipment	390	323

Net cash used in investing activities	$(19,830)	$(4,678)

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine Months Ended September 30,
	2007	2006

Cash Flows From Financing Activities
Principal payments on long-term debt	$(3,069)	$(7,717)
Net payments on lines of credit	—	(1,178)
Excess tax benefits on stock option exercises	131	—
Proceeds from stock issuances	6	—
Proceeds from exercise of incentive stock options	866	868

Net cash used in financing activities	$(2,066)	$(8,027)

Net increase in cash and cash equivalents	$9,762	$12,501

Cash and cash equivalents:
Beginning	13,440	2,572

Ending	$23,202	$15,073

Supplemental Disclosures of Cash Flow Information Cash payments for:

Interest	$1,417	$1,877

Income taxes	$13,466	$9,278

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

3.   In 1999, the Company executed a Management Agreement (the “Agreement”) with Sprint Nextel whereby the Company committed to construct and operate a PCS network using CDMA air interface technology. Under the Agreement, the Company is the exclusive Sprint PCS Affiliate of Sprint Nextel providing wireless mobility communications network products and services on the 1900 MHz band in its territory which extends from Altoona, York and Harrisburg, Pennsylvania, and south along the Interstate 81 corridor through Western Maryland, the panhandle of West Virginia, to Harrisonburg, Virginia. The Company is authorized to use Sprint brands in its territory, and operate its network under the Sprint Nextel radio spectrum license. As an exclusive Sprint PCS Affiliate of Sprint Nextel, the Company has the exclusive right to build, own and maintain its portion of Sprint Nextel’s nationwide PCS network, in the aforementioned areas, to Sprint Nextel’s specifications. The initial term of the Agreement is for 20 years and is automatically renewable for three 10-year options, unless terminated by either party under provisions outlined in the Agreement.

On March 13, 2007, the Company’s PCS Subsidiary and Sprint Nextel entered into a series of agreements, the effects of which were to:

•	Amend, as of January 1, 2007, the Agreements to simplify the methods used to settle revenue and expenses between the Company and Sprint Nextel;

•	Transfer 13 Sprint Nextel operated Nextel store locations within the Company’s PCS service area to the Company’s PCS Subsidiary. The transfer of stores was effected during May 2007. The Company sells Sprint Nextel iDEN (Integrated Digital Enhanced Network) phones and provides local customer service support for Sprint Nextel iDEN customers in the Company’s service area;

•	Provide the Company and Sprint Nextel with the right under certain circumstances and subject to agreement on appropriate terms to participate in future Sprint Nextel wireless service offerings within the Company’s PCS service area; and

•	Settle all outstanding claims arising out of the merger of Sprint Corporation and Nextel Communications, Inc. and the subsequent acquisition by Sprint Nextel of Nextel Partners, Inc.

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

The 8.8% rate for the net service fee can only be changed under certain circumstances. Until September 30, 2010, the net service fee can only be changed if changes in travel patterns and wholesale usage, or the amounts necessary for Sprint Nextel to recover costs for providing services to the Company, results in the net service fee (calculated using the same methods employed in setting the original rate) moving by more than two full percentage points higher to 10.8% or more, or lower to 6.8% or less. After September 30, 2010, on an annual basis either party can request a change only if such change results in the net service fee moving by more than one full percentage point higher or lower than the net service fee then in effect. The net service fee is capped at 12.0%, unless the Company’s use of services under the Services Agreement is disproportionately greater than the use of the services in similar Sprint PCS markets, in which case the parties will negotiate an alternative arrangement.

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

During the third quarter of 2007, the Company granted share unit awards to all members of the Board of Directors and all employees with more than 1 year of continuous service. Share units granted totaled 68,130 shares. Cliff vesting after 4 years (for employees at the manager level or below) or 5 years (for non-employee directors and employees above manager level) is based on continued service through the vesting date, and the achievement of a stock price target, determined by the average closing stock price during the 30 days immediately prior to the vesting date. The Company also granted 60,000 stock options during the third quarter of 2007 to two officers. No other share or option grants were made during 2006 or 2007.

5.   Basic net income per share was computed on the weighted average number of shares outstanding. Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options. There were no adjustments to net income.

In June 2007, the Company’s Board of Directors approved a three for one stock split with a record date of August 2, 2007. All share amounts have been increased by a factor of three, and all per share amounts have been reduced by a factor of three, for all prior periods presented in this report.

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

Selected financial data for each segment is as follows:

	Three Months Ended September 30, 2007

(In thousands)

	PCS	Telephone	Converged Services	Mobile	Holding	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$19,966	$1,569	$2,411	$—	$—	$2,842	$—	$26,788
Access charges	—	2,841	—	—	—	—	—	2,841
Travel/roaming revenue	—	—	—	—	—	—	—	—
Facilities and tower lease	—	875	—	957	—	508	—	2,340
Equipment	1,238	8	305	—	—	74	—	1,625
Other	549	793	168	51	—	267	—	1,828

Total external revenues	21,753	6,086	2,884	1,008	—	3,691	—	35,422
Internal Revenues	—	1,724	—	595	—	953	(3,272)	—

Total operating revenues	21,753	7,810	2,884	1,603	—	4,644	(3,272)	35,422

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	7,329	1,797	2,379	453	2	2,993	(2,824)	12,129
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	3,777	1,232	1,206	186	533	1,134	(448)	7,620
Depreciation and amortization	3,771	1,537	1,466	233	23	514	—	7,544

Total operating expenses	14,877	4,566	5,051	872	558	4,641	(3,272)	27,293

Operating income (loss)	6,876	3,244	(2,167)	731	(558)	3	—	8,129

Non-operating income (expense)	172	234	—	—	908	8	(589)	733
Interest expense	—	(1)	(285)	(89)	(505)	(162)	589	(453)
Income taxes	(2,914)	(1,316)	971	(256)	128	85	—	(3,302)

Net income (loss)	$4,134	$2,161	$(1,481)	$386	$(27)	$(66)	$—	$5,107

	Three Months Ended September 30, 2006

(In thousands)

	PCS	Telephone	Converged Services	Mobile	Holding	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$18,803	$1,601	$2,230	$—	$—	$2,828	$—	$25,462
Access charges	33	2,804	—	—	—	—	—	2,837
Travel/roaming revenue	9,074	—	—	—	—	—	—	9,074
Facilities and tower lease	—	907	—	839	—	458	—	2,204
Equipment	1,114	8	—	—	—	111	—	1,233
Other	483	772	184	81	—	264	—	1,784

Total external revenues	29,507	6,092	2,414	920	—	3,661	—	42,594
Internal Revenues	—	1,462	—	420	—	641	(2,523)	—

Total operating revenues	29,507	7,554	2,414	1,340	—	4,302	(2,523)	42,594

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	13,580	1,712	1,970	410	2	2,753	(2,174)	18,253
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,822	1,149	1,272	195	589	1,123	(349)	11,801
Depreciation and amortization	3,581	1,163	1,113	216	17	523	—	6,613

Total operating expenses	24,983	4,024	4,355	821	608	4,399	(2,523)	36,667

Operating income (loss)	4,524	3,530	(1,941)	519	(608)	(97)	—	5,927

Non-operating income (expense)	52	176	(9)	—	845	11	(896)	179
Interest expense	(221)	(63)	(326)	(141)	(565)	(179)	896	(599)
Income taxes	(1,785)	(1,378)	483	(143)	580	117	—	(2,126)

Net income (loss)	$2,570	$2,265	$(1,793)	$235	$252	$(148)	$—	$3,381

	Nine Months Ended September 30, 2007

(In thousands)

	PCS	Telephone	Converged Services	Mobile	Holding	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$58,207	$4,712	$7,325	$—	$—	$8,529	$—	$78,773
Access charges	—	8,412	—	—	—	—	—	8,412
Travel/roaming revenue	45	—	—	—	—	—	—	45
Facilities and tower lease	—	2,640	—	2,738	—	1,484	—	6,862
Equipment	3,436	20	316	—	—	214	—	3,986
Other	1,597	2,433	472	191	—	800	—	5,493

Total external revenues	63,285	18,217	8,113	2,929	—	11,027	—	103,571
Internal Revenues	—	4,948	—	1,621	—	2,721	(9,290)	—

Total operating revenues	63,285	23,165	8,113	4,550	—	13,748	(9,290)	103,571

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	20,112	5,600	6,229	1,355	8	9,305	(8,010)	34,599
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	9,829	4,544	3,398	564	1,758	3,351	(1,280)	22,164
Depreciation and amortization	11,175	3,901	4,493	697	51	1,539	—	21,856

Total operating expenses	41,116	14,045	14,120	2,616	1,817	14,195	(9,290)	78,619

Operating income (loss)	22,169	9,120	(6,007)	1,934	(1,817)	(447)	—	24,952

Non-operating income (expense)	472	584	—	—	2,990	19	(2,265)	1,800
Interest expense	(221)	(2)	(803)	(303)	(1,916)	(452)	2,265	(1,432)
Income taxes	(9,159)	(3,675)	2,650	(671)	336	324	—	(10,195)

Net income (loss)	$13,261	$6,027	$(4,160)	$960	$(407)	$(556)	$—	$15,125

	Nine Months Ended September 30, 2006

(In thousands)

	PCS	Telephone	Converged Services	Mobile	Holding	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$54,928	$4,875	$7,437	$—	$—	$8,427	$—	$75,667
Access charges	101	8,508	—	—	—	—	—	8,609
Travel/roaming revenue	24,188	—	—	—	—	—	—	24,188
Facilities and tower lease	—	2,887	—	2,571	—	1,432	—	6,890
Equipment	3,149	22	—	—	—	422	—	3,593
Other	1,149	2,306	425	149	—	844	—	4,873

Total external revenues	83,515	18,598	7,862	2,720	—	11,125	—	123,820
Internal Revenues	—	4,243	—	1,228	—	1,933	(7,404)	—

Total operating revenues	83,515	22,841	7,862	3,948	—	13,058	(7,404)	123,820

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	38,306	5,323	6,209	1,212	6	8,097	(6,462)	52,691
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	23,416	3,566	3,880	522	1,755	3,815	(942)	36,012
Depreciation and amortization	10,634	3,588	3,761	622	52	1,609	—	20,266

Total operating expenses	72,356	12,477	13,850	2,356	1,813	13,521	(7,404)	108,969

Operating income (loss)	11,159	10,364	(5,988)	1,592	(1,813)	(463)	—	14,851

Non-operating income (expense)	187	10,996	6	11	2,905	29	(2,794)	11,340
Interest expense	(1,107)	(191)	(811)	(301)	(1,782)	(459)	2,794	(1,857)
Income taxes	(4,204)	(8,067)	2,196	(513)	700	341	—	(9,547)

Net income before cumulative effect	6,035	13,102	(4,597)	789	10	(552)	—	14,787
Cumulative effect of change in accounting, net of tax	(11)	(27)	(21)	(1)	(2)	(15)	—	(77)

Net income (loss)	$6,024	$13,075	$(4,618)	$788	$8	$(567)	$—	$14,710

The Company’s assets by segment are as follows:

In thousands (unaudited)

	September 30, 2007	December 31, 2006	September 30, 2006

PCS	$75,947	$78,637	$73,288
Telephone	57,606	62,619	62,888
Converged Services	27,203	25,226	24,235
Mobile	14,777	15,758	15,422
Holding	150,372	147,020	132,432
Other	21,047	21,213	22,489

Combined totals	346,952	350,473	330,754
Inter-segment eliminations	(127,184)	(142,753)	(120,058)

Consolidated totals	$219,768	$207,720	$210,696

7.   In November 2006, the Company announced its intention to offer early retirement benefits to certain employees; to freeze its defined benefit plans as of January 31, 2007; and subsequently to settle such benefits and terminate the plans. Seven employees accepted the early retirement offer during 2006, and the Company reflected the effects of freezing the plans and the costs of the early retirement offer for those seven employees during 2006. In January 2007, an additional 25 employees accepted the early retirement offer, and through March 31, 2007, twelve employees reached their early retirement dates. The remaining 20 early retirees retired at various dates through April 30, 2007. The defined benefit pension plan disbursed approximately $5 million in lump sum distributions to early retirees in the first half of 2007, as shown in the table below. During the three months ended March 31, 2007, the Company recorded pension costs of $1.4 million (included in special termination benefits in the tables below), $0.4 million in other costs associated with the early retirements, and approximately $0.2 million in costs for the reduction in force. The Company recorded an additional $0.1 million of other costs in the second quarter of 2007. In May 2007, the Company’s board of directors approved a cost of living adjustment to increase the monthly benefits paid to retirees with retirement dates prior to 2007. The Company recorded a charge of $0.3 million in the second quarter of 2007 relating to this change. The Company expects to contribute approximately $2.7 million to the pension plan in order to complete the distribution of the defined benefit pension plan’s assets. The Company will recognize the $1.7 million of unrecognized net loss reflected in the defined benefit plan table below as an expense at the time of the settlement of the defined benefit plan. The Company is waiting for approval from the IRS to finalize the settlement process. The Company expects the settlement to be completed, and the expense recorded, in late 2007 or early 2008.

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

In June 2007, the Company established a “rabbi trust” to hold invested funds related to participant balances under the SERP. The Company transferred approximately $2.5 million (representing the accumulated balances of active participants) into the trust, and the contributed funds were invested per the participants’ elections.

The following table presents the defined benefit plan’s funded status and amounts recognized in the Company’s consolidated financial statements.

In thousands (unaudited)	As of, or for the nine months ended, September 30, 2007	As of, or for the twelve months ended, December 31, 2006

Change in benefit obligation:
Benefit obligation, beginning	$14,139	$16,422
Service cost	—	953
Change in plan provisions	280	—
Interest cost	453	876
Actuarial loss	—	1,704
Benefits paid	(5,218)	(312)
Special termination benefits	1,313	369
Curtailment	—	(5,873)

Benefit obligation, ending	$10,967	$14,139

Change in plan assets:
Fair value of plan assets, beginning	$13,762	$12,655
Actual return on plan assets	619	419
Benefits paid	(5,218)	(312)
Contributions made	—	1,000

Fair value of plan assets, ending	$9,163	$13,762

Funded status	$(1,804)	$(377)
Unrecognized net loss	1,692	1,701

Prepaid (accrued) benefit cost	$(112)	$1,324

Amounts recognized in the consolidated balance sheets:
Accrued liabilities and other	$(1,804)	$(377)
Accumulated other comprehensive income	1,692	1,701

Net amount recognized	$(112)	$1,324

The following table presents the actuarial information and amounts recognized in the Company’s consolidated financial statements for the SERP.

In thousands (unaudited)	As of, or for the nine months ended, September 30, 2007	As of, or for the twelve months ended, December 31, 2006

Change in benefit obligation:
Benefit obligation, beginning	$2,642	$1,955
Service cost	61	189
Interest cost	88	110
Actuarial loss	—	425
Special termination benefits	94	—
Curtailment	—	(37)

Benefit obligation, ending	$2,885	$2,642

Funded status	$(2,885)	$(2,642)
Unrecognized net loss	1,216	1,279

Accrued benefit cost	$(1,669)	$(1,363)

Amounts recognized in the consolidated balance sheets:
Pension and other	$(2,885)	$(2,642)
Accumulated other comprehensive income	1,216	1,279

Net amount recognized	$(1,669)	$(1,363)

The following tables present pension costs by plan and for the periods presented.

	Defined Benefit Plan		SERP

	Three Months Ended September 30,

In thousands (unaudited)	2007	2006	2007	2006

Net periodic benefit cost recognized:
Service cost	$—	$260	$27	$51
Change in plan provisions	—	—	—	—
Interest cost	136	224	88	27
Expected return	(211)	(234)	—	—
Amortization of unrecognized loss	3	30	21	12
Amortization of unrecognized prior service cost	—	—	—	9
Amortization of net transition asset	—	11	—	—
Special termination benefits	—	—	—	—

Total	$(72)	$291	$136	$99

	Defined Benefit Plan		SERP

	Nine Months Ended September 30,

In thousands (unaudited)	2007	2006	2007	2006

Net periodic benefit cost recognized:
Service cost	$—	$780	$61	$153
Prior service cost	280	—	—	—
Interest cost	453	672	88	81
Expected return	(619)	(702)	—	—
Amortization of unrecognized loss	9	90	63	36
Amortization of unrecognized prior service cost	—	—	—	27
Amortization of net transition asset	—	33	—	—
Special termination benefits	1,313	—	94	—

Total	$1,436	$873	$306	$297

8.   Effective January 1, 2007, the Company adopted the provisions of FAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). The Company has identified no material tax positions with uncertainty as of September 30, 2007. For federal tax purposes, 2004 and future years are subject to audit, and the Company is subject to state tax audits going back to 2003 in the major jurisdictions of Pennsylvania, Maryland and Virginia.

9.   On August 4, 2005, the board of directors of the Rural Telephone Bank (the “RTB”) adopted a number of resolutions for the purpose of dissolving the RTB as of October 1, 2005. The Company held 10,821,770 shares of Class B and Class C RTB Common Stock ($1.00 par value) which was reflected on the Company’s balance sheet at December 31, 2005, at $796,000 under the cost method. During the first quarter of 2006, the Company recognized a gain of approximately $6.4 million, net of tax, related to the dissolution of the RTB and the redemption of the stock. In April 2006, the Company received $11.3 million in proceeds from the RTB. During the third quarter of 2007, the Company received a notice from the RTB indicating that the Company would be receiving a final dividend payout of $121,000 from the dissolution of the RTB. The accrued dividend was included in non-operating income.

10.   The Company elected to early adopt FAS 157, Fair Value Measurements, and FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, as of January 1, 2007. This decision was made to permit the adoption of FAS 159 and apply its provisions to certain assets the Company expected to acquire. Such assets are expected to consist of investment funds, such as stock and bond mutual funds, that the Company intends to use as a funding vehicle related to the Company’s SERP (see Note 7 above). The Company intends to purchase assets to mirror the investment choices made by SERP participants. The gains and losses recognized by these investments will also determine the interest component of changes in the liabilities under the SERP. Accounting for these investments at fair value under FAS 159 will allow the Company to recognize the investment gains to offset the interest component of pension expense under the SERP. The following table presents information relating to gains and losses associated with these investments.

(in thousands)				Changes in Fair Values for Both the Three Months and Nine Months Ended September 30, 2007, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option

Description	Total Carrying Amount in Consolidated Balance Sheet 9/30/07	Investments Measured at Fair Value 9/30/07	Fair Value Measurements at 9/30/07, Using Quoted Market Prices in Active Markets for Identical Assets	Investment Gains	Dividend Income	Interest Income	Total Changes in Fair Values Included in Current Period Earnings

Investments at fair value	$2,589	$2,589	$2,589	$79	$8	$1	$88

11.   In October, 2007, the Company’s Board of Directors declared a cash dividend of $0.27 per share, to be paid November 30, 2007, to shareholders of record as of November 14, 2007. The Company expects to pay approximately $6.3 million.

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

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries. These subsidiaries provide local exchange telephone services and wireless personal communications services (as a Sprint PCS affiliate of Sprint Nextel), as well as cable television, video, Internet and data services, long distance, sale of telecommunications equipment, fiber optics facilities, paging and leased tower facilities. The Company has the following six reporting segments, which it operates and manages as strategic business units organized geographically and by lines of business:

•	wireless personal communications services, or PCS, as a Sprint PCS Affiliate of Sprint Nextel, through Shenandoah Personal Communications Company;

•	telephone, which involves the provision of regulated and non-regulated telephone services, through Shenandoah Telephone Company;

•	converged services, which involves the provision of data, video, voice and long-distance services, through Shentel Converged Services, Inc.;

•	mobile, which involves the provision of tower leasing and paging services, through Shenandoah Mobile Company;

•	holding, which involves the provision of investments and management services to its subsidiaries, through Shenandoah Telecommunications Company; and

•	other, which involves the provision of Internet, cable television, network facility leasing, long-distance, CLEC, and wireless broadband services, through ShenTel Service Company, Shenandoah Cable Television Company, Shenandoah Network Company, Shenandoah Long Distance Company, ShenTel Communications Company, Converged Services of West Virginia and Shentel Wireless Company. Shentel Wireless Company ceased operations during the fourth quarter of 2006.
18

Additional Information About the Company’s Business The following table shows selected operating statistics of the Company for the most recent five quarters.

	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006

Telephone Access Lines	24,712	24,738	24,794	24,830	24,849
Cable Television Subscribers	8,330	8,359	8,420	8,440	8,478
Dial-up Internet Subscribers	8,342	8,895	9,423	9,869	10,714
DSL Subscribers	7,604	7,222	6,999	6,599	5,967
Retail PCS Subscribers	178,077	172,983	165,148	153,503	141,594
Long Distance Subscribers	10,642	10,613	10,541	10,499	10,523
Fiber Route Miles	638	632	630	625	620
Total Fiber Miles	34,570	34,335	34,083	33,764	33,612
Long Distance Calls (000) (1)	7,845	7,952	7,502	7,235	7,045
Total Switched Access Minutes (000)	90,002	86,035	83,664	80,587	77,848
Originating Switched Access Minutes (000)	25,837	24,819	24,952	23,995	23,421
Employees (full time equivalents) (2)	401	400	358	376	380
CDMA Base Stations (sites)	334	334	334	332	331
Towers (100 foot and over)	101	101	101	100	99
Towers (under 100 foot)	14	14	14	13	13
PCS Market POPS (000) (3)	2,297	2,291	2,281	2,268	2,268
PCS Covered POPS (000) (3)	1,779	1,775	1,766	1,752	1,750
PCS Average Monthly Retail Churn % (4)	2.3%	1.7%	1.8%	1.9%	1.9%
Converged Services Properties Served (5)	109	109	105	102	108
Converged Services Video Service Users (6)	10,969	8,735	9,524	8,989	8,539
Converged Services Telephone Service Users (6)	3,775	4,169	4,466	4,492	5,741
Converged Services Network/Internet Users (6)	25,542	19,204	22,350	21,943	22,881

(1) –	Originated by customers of the Company’s Telephone subsidiary.

(2) –	The March 31, 2007, number reflects early retirements, attrition and terminations during the quarter. An additional 20 early retirements occurred in April 2007. During May 2007, the Company acquired 13 retail locations, and added additional employees to fully staff and support these additional locations.

(3) –	POPS refers to the estimated population of a given geographic area and is based on information purchased by Sprint Nextel from Geographic Information Services. Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the network’s service area.

(4) –	PCS Average Monthly Churn is the average of the three monthly subscriber turnover, or churn calculations for the period.

(5) –	Indicates MDU complexes where Converged Services provides service under the NTC and Shentel brands.

(6) –	The variation in users between quarters largely reflects the impact of the cycles of the academic year.
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

Results of Operations

Three and Nine Months Ended September 30, 2007 Compared with the Three and Nine Months Ended September 30, 2006

Consolidated Results

The Company’s consolidated results for the third quarter and the first nine months of 2007 and 2006 are as follows:

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2007	2006	$	%	2007	2006	$	%

Operating revenues	$35,422	$42,594	$(7,172)	(16.8)	$103,571	$123,820	$(20,249)	(16.4)
Operating expenses	27,293	36,667	(9,374)	(25.6)	78,619	108,969	(30,350)	(27.9)
Operating income	8,129	5,927	2,202	37.2	24,952	14,851	10,101	68.0
Other income (expense)	280	(420)	700	n/m	368	9,483	(9,115)	(96.1)
Income tax provision	3,302	2,126	1,176	55.3	10,195	9,547	648	6.8
Net income before cumulative effect	$5,107	$3,381	$1,726	51.0	$15,125	$14,787	$338	2.3

Operating revenues

For the three months and nine months ended September 30, 2007, operating revenue decreased $7.2 million, or 16.8%, and $20.2 million, or 16.4%, respectively, primarily due to the effects of the changes in the PCS segment resulting from the 2007 Amendment (see “Significant Transactions”). For the three and nine months ended September 30, 2007, PCS operating revenues decreased $7.8 million, or 26.3%, and $20.2 million, or 24.2%, respectively. All other Company revenues increased by $0.6 million compared to the three months ended September 30, 2006, all other Company revenues did not change, on a net basis, for the comparable nine month period. See the PCS segment section for additional details concerning changes resulting from the 2007 Amendment.

Operating expenses

For the three and nine months ended September 30, 2007, operating expenses decreased $9.4 million, or 25.6%, and $30.4 million, or 27.9%, respectively, primarily due to the effects of the changes in the PCS segment resulting from the 2007 Amendment. For the three and nine months ended September 30, 2007, PCS segment operating expenses decreased $10.1 million and $31.2 million, respectively.

Cost of goods and services in the PCS segment declined $6.3 million and $18.2 million for the three and nine month periods, respectively, principally due to the absence of travel and roaming expenses (except for final settlements related to 2006 recorded in the first quarter of 2007), while PCS segment selling, general and administrative expenses declined by $4.0 million and $13.6 million, respectively, principally due to the absence of CCPU fees and most third party commissions eliminated in the 2007 Amendment. Telephone segment operating expenses increased $0.3 million in the third quarter (due to accelerated depreciation expense on certain fiber-related electronics the Company expects to replace with upgraded equipment over the next year) after increasing $1.3 million in the first quarter, as this segment bore a significant share of the $2.0 million of first quarter 2007 costs associated with early retirements and severance. See the individual segment discussions for additional details about the changes in operating expenses for both periods.

Other income (expense)

The decrease of $9.1 million reflected in other income (expense) for the nine months ended September 30, 2007, principally reflects the gain on redemption of the RTB stock recorded in the first quarter of 2006, totaling approximately $10.5 million on a pre-tax basis, or $6.4 million after tax. Other changes in other income (expense) include an increase in income from investments, as well as a reduction in interest expense due to continuing reductions in outstanding balances on the Company’s debt.

Net income

For the three months ended September 30, 2007, net income before cumulative effect of a change in accounting increased by $1.7 million, primarily due to improved operating results in the PCS segment. For the nine months ended September 30, 2007, net income before cumulative effect of a change in accounting increased $0.3 million, due to the increase over 2006 in net income of the Company’s PCS subsidiary, offset by the gain in 2006 of approximately $6.4 million, net of tax, related to the redemption of the RTB stock, and the recording in 2007 of approximately $1.2 million, net of tax, in costs related to early retirements and severance.

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

The Company had 334 PCS base stations in service at September 30, 2007, compared to 331 base stations in service at September 30, 2006. The average PCS retail customer turnover, or churn rate, was 2.3% in the third quarter of 2007, compared to 1.9% in the third quarter of 2006, as a result of an increase in involuntary deactivations. On a year to date basis, churn was 1.9%, essentially unchanged from 2006. As of September 30, 2007, the Company had 178,077 retail PCS subscribers compared to 141,594 subscribers at September 30, 2006, an increase of 25.8%. The PCS operation added 24,574 net retail customers in the first nine months of 2007 compared to 18,619 net retail subscribers added in the first nine months of 2006, an increase of 32.0%. For the third quarter, net adds in 2007 were 27.6% lower than in 2006, due to the increase in involuntary deactivations referred to above.

As discussed under Significant Transactions, the Company amended its agreements with Sprint Nextel effective January 1, 2007, resulting in changes in both revenues and expenses for the PCS segment.

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2007	2006	$	%	2007	2006	$	%

Segment operating revenues
Wireless service revenue	$19,966	$18,803	$1,163	6.2	$58,207	$54,928	$3,279	6.0
Travel and roaming revenue	—	9,074	(9,074)	n/m	45	24,188	(24,143)	(99.8)
Equipment revenue	1,238	1,114	124	11.1	3,436	3,149	287	9.1
Other revenue	549	516	33	6.4	1,597	1,250	347	27.8

Total segment operating revenues	21,753	29,507	(7,754)	(26.3)	63,285	83,515	(20,230)	(24.2)

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	7,329	13,580	(6,251)	(46.0)	20,112	38,306	(18,194)	(47.5)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	3,777	7,822	(4,045)	(51.7)	9,829	23,416	(13,587)	(58.0)
Depreciation and amortization	3,771	3,581	190	5.3	11,175	10,634	541	5.1

Total segment operating expenses	14,877	24,983	(10,106)	(40.5)	41,116	72,356	(31,240)	(43.2)

Segment operating income	$6,876	$4,524	$2,352	52.0	$22,169	$11,159	$11,010	98.7

Operating Revenues

For the three months ended September 30, 2007, wireless service revenue totaled $20.0 million and consisted of gross billings of $28.7 million, less credits and adjustments of $2.7 million, allocated write-offs of $2.1 million, royalty fee of $1.9 million and net service fee of $2.1 million. For the three months ended September 30, 2006, wireless service revenue totaled $18.8 million and consisted of gross billings of $22.3 million and wholesale revenue of $0.7 million, less credits and adjustments of $2.6 million and royalty fee of $1.6 million.

Gross billings for the three month periods increased $6.4 million as a result primarily of the increase in the number of subscribers; credits and adjustments increased $0.1 million; and royalty fees increased $0.3 million due to increased billings. The allocated write-offs and the net service fee for 2007 are new components of wireless service revenue as a result of the 2007 Amendment, and wholesale revenue was eliminated by the 2007 Amendment. The Company recorded $0.3 million of revenue in the second quarter of 2007, representing final adjustments of net amounts due from periods prior to the effective date of the 2007 Amendment. Allocated write-offs in the third quarter of 2007 were approximately $0.8 million, or 61%, higher than in the second quarter of 2007, paralleling the increase in quarterly churn rates. The unfavorable changes in quarterly churn, deactivations, and allocated write-offs are related to an increase in involuntary deactivations.

For the nine months ended September 30, 2007, wireless service revenue totaled $58.2 million and consisted of gross billings of $82.9 million and wholesale revenue of $0.1 million related to 2006, less credits and adjustments of $8.2 million, allocated write-offs of $4.6 million, royalty fee of $5.7 million and net service fee of $6.3 million. For the nine months ended September 30, 2006, wireless service revenue totaled $54.9 million and consisted of gross billings of $64.3 million and wholesale revenue of $2.2 million, less credits and adjustments of $7.0 million, and royalty fee of $4.6 million.

Gross billings for the nine month periods increased $18.6 million, or 28.9%, as a result primarily of the increase in the number of subscribers; credits and adjustments increased $1.2 million, or 17.1%, due to promotional incentives offered by Sprint Nextel in early 2007and billing/service adjustments; royalty fees increased $1.1 million due to increased billings; and the allocated write-offs and the net service fee for 2007 are new components of wireless service revenue as a result of the 2007 Amendment. The wholesale revenue of $0.1 million in 2007 was recorded to true up 2006 accruals.

As a result of the 2007 Amendment, travel, data, long distance and wholesale revenues, totaling $9.8 million and $26.4 million for the three and nine month periods in 2006, are no longer recorded by the Company.

Equipment revenue increased $0.1 million and $0.3 million for the three and nine month periods, respectively, as a result of increased sales of handsets to both new and upgrading customers.

Other revenue increased $0.3 million for the nine months ended September 30, 2007. The increase resulted from revenue collected from Sprint Nextel associated with new customer activations.

Cost of goods and services

The $6.3 million decrease in cost of goods and services in the three months ended September 30, 2007, from 2006, consists of $8.0 million of 2006 expenses eliminated under the 2007 Amendment, principally travel expenses, long distance costs and costs related to new activations, offset by increased costs of handsets of $1.3 million in 2007 due to increased handset unit sales; and increased rent for tower leases of $0.3 million in 2007 over 2006.

Cost of goods and services decreased $18.2 million in the nine months ended September 30, 2007, from 2006, consisting of $22.3 million of 2006 expenses eliminated under the 2007 Amendment, principally travel expenses, long distance costs and costs related to new activations and $0.6 million of net credits recorded in 2007 to true up 2006 accruals for expenses settled with Sprint Nextel. Offsetting these positive impacts, handset costs increased $2.8 million in 2007 over 2006; warranty costs increased $0.4 million; rent for tower leases increased $0.5 million in 2007 over 2006; and maintenance costs increased $0.3 million over the 2006 period.

Selling, general and administrative

Selling, general and administrative expenses decreased $4.0 million in 2007 from the third quarter of 2006, consisting primarily of $3.7 million of 2006 expenses eliminated under the 2007 Amendment, principally $2.8 million of customer service and billing provided by Sprint Nextel and $0.9 million of commissions paid to third party and national retailers who activate customers in the Company’s PCS service area. Other decreases included $0.9 million in bad debt expense recorded as selling, general and administrative in 2006, now netted in revenues, offset by approximately $0.7 million in increased rent, personnel and other costs for 13 new retail locations.

Selling, general and administrative expenses decreased $13.6 million in 2007 from the first nine months of 2006, consisting of $11.1 million of 2006 expenses eliminated under the 2007 Amendment, principally $8.1 million of customer service and billing provided by Sprint Nextel and $3.0 million in commissions paid to third party and national retailers who activate customers in the Company’s PCS service area, and $2.2 million in bad debt expense recorded as selling, general and administrative in 2006. Bad debts are reflected as an offset against billed revenue (allocated write-offs) in 2007 under the 2007 Amendment. Allocated write-offs in 2007, for both the three and nine month periods, are more than double the level of 2006 bad debt expense for the corresponding period.

Other components of the nine month change in selling, general and administrative expenses included $0.8 million in lower marketing costs; $1.0 million in higher rent, personnel and other costs for the 13 store locations acquired from Sprint Nextel during the second quarter of 2007; $0.3 million in higher local commissions; and a $0.2 million increase in legal fees related to the negotiation of the 2007 Amendment. At December 31, 2006, the Company had a reserve for doubtful accounts of $0.5 million. The new settlement agreement calculates the monthly settlement based on collected revenues, therefore eliminating the need for the reserve.

During the fourth quarter of 2007, the Company will bring on-line 52 sites with EVDO capability for high speed data transmission such as internet access and 20 additional cell sites to expand our capacity and coverage footprint, increasing operating expenses in the fourth quarter and future periods.

Telephone

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2007	2006	$	%	2007	2006	$	%

Segment operating revenues
Service revenue – wireline	$1,697	$1,716	$(19)	(1.1)	$5,092	$5,157	$(65)	(1.3)
Access revenue	3,276	3,274	2	(0.1)	9,644	9,821	(177)	(1.8)
Facilities lease revenue	1,900	1,656	244	14.7	5,582	5,169	413	8.0
Equipment revenue	8	8	—	—	20	22	(2)	(9.1)
Other revenue	929	900	29	3.2	2,827	2,672	155	5.8

Total segment operating revenues	7,810	7,554	256	3.4	23,165	22,841	324	1.4

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	1,797	1,712	85	5.0	5,600	5,323	277	5.2
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,232	1,149	83	7.2	4,544	3,566	978	27.4
Depreciation and amortization	1,537	1,163	374	32.2	3,901	3,588	313	8.7

Total segment operating expenses	4,566	4,024	542	13.5	14,045	12,477	1,568	12.6

Segment operating income	$3,244	$3,530	$(286)	(8.1)	$9,120	$10,364	$(1,244)	(12.0)

Shenandoah Telephone Company provides both regulated and unregulated telephone services and leases fiber optic facilities primarily throughout the northern Shenandoah Valley, and into the northern Virginia suburbs of Washington, DC.

Over past periods, the trend amongst regulated local telephone service providers has been a decline in subscribers, principally due to competition from cable companies, other competitive providers, and consumer migration to wireless and DSL services eliminating second and often the primary access lines. The construction of new homes within Shenandoah County appeared to have moderated this trend until recent quarters. In Shenandoah County, Shentel has the overlapping cable franchise, which does not offer internet or voice service. Based on industry experience, the Company anticipates that the long-term trend toward declining telephone subscriber counts will continue in the future.

Operating Revenues

Access revenue decreased $0.2 million for the nine months ended September 30, 2007 primarily due to rate changes for interconnection fees processed during the second quarter of 2007.

Facilities lease revenue increased $0.2 million and $0.4 million for the three and nine months ended September 30, 2007, respectively, due to a new fiber lease with the Company’s cable television affiliate and additional circuits with the Company’s long distance affiliate, added during the second quarter of 2007.

Other revenue increased in both periods primarily due to an increase in directory revenue during 2007 compared to 2006.

Cost of goods and services

Cost of goods and services increased in the nine months ended September 30, 2007, by $0.3 million, due to $0.6 million of costs in the first quarter associated with the early retirements and severances allocated to the Telephone segment, offset by accrual adjustments of $0.3 million for reciprocal compensation expenses payable to wireless carriers for periods prior to 2007 following a review of the contracts.

Selling, general and administrative

Selling, general and administrative costs increased $0.1million for the three months ended September 30, 2007, due to a favorable adjustment in the third quarter of 2006 for property taxes, and $1.0 million for the nine months ended September 30, 2007, due to the cost of the early retirements and severances allocated to the Telephone segment in the first quarter of 2007, as well as the one-time cost of an increase in retirement benefits for past Telephone Company retirees recorded in the second quarter of 2007.

Depreciation and amortization

Depreciation expense increased in 2007, for both the three and nine months ended September 30, as the Telephone segment revised expected lives for certain fiber-related electronics it expects to replace through the end of 2008.

Converged Services

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2007	2006	$	%	2007	2006	$	%

Segment operating revenues
Service revenue – wireline	$2,411	$2,230	$181	8.1	$7,325	$7,437	$(112)	(1.5)
Other revenue	473	184	289	n/m	788	425	363	85.4

Total segment operating revenues	2,884	2,414	470	19.5	8,113	7,862	251	3.2

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	2,379	1,970	409	20.8	6,229	6,209	20	0.3
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,206	1,272	(66)	(5.2)	3,398	3,880	(482)	(12.4)
Depreciation and amortization	1,466	1,113	353	31.7	4,493	3,761	732	19.5

Total segment operating expenses	5,051	4,355	696	16.0	14,120	13,850	270	1.9

Segment operating (loss)	$(2,167)	$(1,941)	$(226)	11.6	$(6,007)	$(5,988)	$(19)	0.3

The Converged Services segment provides local and long distance voice, data and video services on an exclusive and non-exclusive basis to MDU communities throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee and Mississippi.

The number of MDU properties served increased by one net property, to 109 at September 30, 2007 from 108 as of the end of the third quarter of 2006. The Company has been adding contracts with larger properties, while terminating contracts with smaller, less profitable properties. The Company also lost four larger properties during the third quarter of 2006 that chose not to renew their contracts as expected by the Company.

Operating Revenues

Service revenue increased $0.2 million for the three months ended September 30, 2007, but declined by $0.1 million for the nine months ended September 30, 2007. Increases in video and data services were offset by declining voice service revenue. Service revenues consist of voice, video and data services at MDU properties in the southeastern United States. Voice revenues declined as college students migrate to wireless phone service, while video service revenues increased compared to both 2006 periods, and data service revenues increased in the three month period, but declined slightly for the nine month period. The Company lost four larger properties during the third quarter of 2006 that chose not to renew their contracts as expected by the Company. These four properties generated over $0.2 million in quarterly revenue.

Other revenues increased due to one-time revenues recognized in the third quarter of 2007 on several projects where the Company installed certain equipment as a convenience for the property owner and billed the properties for the installations. The Company recognized minimal gross profit on the projects. The cost of the projects was included in cost of goods and services below. While each individual project is a one-time event, the Company anticipates some level of future projects of comparable nature.

Cost of goods and services

Cost of goods and services reflects the cost of purchasing video and voice services, the network costs to provide Internet services to customers and network maintenance and repair. The Company continues to focus on eliminating redundant processes and integrating the operation to reduce the costs of operation. Cost of goods and services increased in the third quarter of 2007 by $0.4 million, primarily due to $0.3 million in costs incurred for the one-time construction projects described above under other revenue. For the nine month period, the costs of the one-time projects in the 2007 period were offset by write-offs on fixed assets in 2006 for the four properties that did not renew their contracts as expected, and by cost savings in 2007 resulting from the change, beginning in late 2006, to a more robust, but less expensive, video solution.

Selling, general and administrative

Selling, general and administrative expense decreased by $0.5 million for the nine months ended September 30, 2007, due to lower allocated internal costs. During 2006, the Company improved its billing and customer service platforms, resulting in significant reductions in allocated costs for these functions in 2007. During third quarter 2007, increased marketing and legal costs partly offset the savings in customer service-related costs, while during the third quarter of 2006, the Company reduced previously estimated liabilities for certain taxes and fees.

Depreciation and amortization

Depreciation and amortization expense increased $0.4 million and $0.7 million, respectively, for the three and nine months ended September 30, 2007. General additions to fixed assets, and accelerated depreciation over the past year on certain telephone-related equipment to be replaced in coming months, accounted for the increase.

Mobile

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2007	2006	$	%	2007	2006	$	%

Segment operating revenues
Tower lease revenue-affiliate	$594	$420	$174	41.4	$1,619	$1,228	$391	31.8
Tower lease revenue-non-affiliate	957	839	118	14.1	2,738	2,571	167	6.5
Other revenue	52	81	(29)	(35.8)	193	149	44	29.5

Total segment operating revenues	1,603	1,340	263	19.6	4,550	3,948	602	15.2

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	453	410	43	10.5	1,355	1,212	143	11.8
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	186	195	(9)	(4.6)	564	522	42	8.0
Depreciation and amortization	233	216	17	7.9	697	622	75	12.1

Total segment operating expenses	872	821	51	6.2	2,616	2,356	260	11.0

Segment operating income	$731	$519	$212	40.8	$1,934	$1,592	$342	21.5

The Mobile segment provides tower rental space to affiliated and non-affiliated companies throughout the Company’s four state PCS market, and paging services throughout the northern Shenandoah Valley.
26

At September 30, 2007, the Mobile segment had 113 towers and 166 non-affiliate tenants compared to 110 towers and 156 non-affiliate tenants at September 30, 2006.

Operating revenues

The increases in tower lease revenue – non-affiliate resulted from new leases added during late 2006, and more recently in 2007. Approximately ten tower leases were eliminated during the first quarter of 2007, reflecting the continuing consolidation of wireless carriers, as the combining non-affiliated companies eliminated duplicate tower leases, partially offsetting other new leases added over the past year. Overall, outstanding leases increased by a net of ten leases from September 30, 2006, with eight of them added during the third quarter of 2007.

The increase in tower lease revenue – affiliate in the three and nine month periods ended September 30, 2007, resulted from changes to tower lease rates in the second quarter of 2007, bringing monthly affiliate rents in line with market rents for tower leases.

The increase in other revenue in the nine month period resulted primarily from fees received for early lease terminations resulting from continuing consolidation among wireless carriers, partially offset by declining revenue from paging services versus 2006.

Operating expenses

The increase in cost of goods and services for the nine month period primarily resulted from write-offs of certain preliminary tower site acquisition costs for tower sites that will not be built.

The increase in selling, general and administrative costs in the nine month period resulted primarily from increased operating taxes, including disputed sales taxes paid by the Company during the first quarter of 2007 in excess of amounts previously accrued.

Liquidity and Capital Resources

The Company has four principal sources of funds available to meet the financing needs of its operations, capital projects, debt service, investments and potential dividends. These sources include cash flows from operations, cash and cash equivalents, borrowings and the liquidation of investments. Management routinely considers the alternatives available to determine what mix of sources are best suited for the long-term benefit of the Company.

Sources and Uses of Cash. The Company generated $31.7 million of net cash from operations in the first nine months of 2007, compared to $25.2 million in the 2006 nine month period. Major changes in operating cash components from 2006 to 2007 included the 2006 gain from the sale of RTB stock (reflected in net income and gain on disposal of investments). Changes in accounts receivable and accounts payable were largely due to changes related to the 2007 Amendments with Sprint Nextel. The increase in materials and supplies largely reflects purchases of handsets to support 13 additional retail stores acquired in the second quarter of 2007. The change in other prepaids, deferrals and accruals largely reflects differences in accruals for payroll and incentive compensation.

The Company will pay dividends on its common stock of approximately $6.3 million, or $0.27 per share, on November 30, 2007, to holders of record November 14, 2007.

Indebtedness.  As of September 30, 2007, the Company’s indebtedness totaled $22.9 million, with an annualized overall weighted average interest rate of approximately 7.5%. As of September 30, 2007, the Company was in compliance with the covenants in its credit agreements.

During the first quarter of 2006, the Company paid down the remaining outstanding balance on the line of credit used to fund the NTC acquisition in late 2004. While no balances are currently outstanding on this line of credit, the Company has the ability to borrow approximately $11.75 million.

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

For the 2007 nine month period, the Company spent $18.1 million, net of retirements, on capital projects, compared to $16.2 million in 2006. Spending increased for DSL equipment upgrades and other projects in the Telephone segment and for network equipment upgrades and new project buildouts in the Converged Services segment. Spending related to PCS is scheduled to be completed primarily in the final months of 2007.

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

These events include, but are not limited to: changes in overall economic conditions, regulatory requirements, changes in technologies, availability of labor resources and capital, changes in the Company’s relationship with Sprint Nextel, cancellations or non-renewal of Converged Services contracts and other conditions. The PCS subsidiary’s operations are dependent upon Sprint Nextel’s ability to execute certain functions such as billing, customer care, credit and collections; the subsidiary’s ability to develop and implement successful marketing programs and new products and services, and the subsidiary’s ability to effectively and economically manage other operating activities under the Company’s agreements with Sprint Nextel. The Company’s ability to attract and maintain a sufficient customer base is also critical to its ability to maintain a positive cash flow from operations. The foregoing events individually or collectively could affect the Company’s results.

Recently Issued Accounting Standards

There were no recently issued accounting standards, not adopted by the Company as of September 30, 2007, that are expected to have a material impact on the Company’s results of operations or financial condition.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes. The Company’s interest rate risk involves three components. The first component is outstanding debt with variable rates. As of September 30, 2007, the Company has no variable rate debt outstanding. The Company’s debt has fixed rates through maturity. A 10.0% increase in interest rates would decrease the fair value of the Company’s total debt by approximately $0.4 million, while the estimated fair value of the fixed rate debt was approximately $24.7 million as of September 30, 2007.

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

As of September 30, 2007, the Company has approximately $7.4 million invested in privately held companies directly or through investments with portfolio managers. Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability. The Company’s market risk is limited to the funds previously invested and an additional $0.5 million committed under contracts the Company has signed with portfolio managers. Additionally, the Company’s investments at September 30, 2007, included approximately $2.6 million held in a “rabbi trust” and invested in various stock and bond mutual funds in connection with participants’ investment elections under the SERP. Gains and losses on these funds are offset, in the Company’s consolidated financial statements, by pension expense (negative pension expense in the event of losses on these funds) related to the SERP liabilities.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Executive Vice President and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934. The Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

During the third fiscal quarter of 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Other Matters Relating to Internal Control Over Financial Reporting

Under the Company’s agreements with Sprint Nextel, Sprint Nextel provides the Company with billing, collections, customer care, certain network operations and other back office services for the PCS operation, and Sprint Nextel remits to the Company approximately 61% of the Company’s total operating revenues. Due to this relationship, the Company necessarily relies on Sprint Nextel to provide accurate, timely and sufficient data and information to properly record the Company’s revenues, and accounts receivable, which underlie a substantial portion of the Company’s periodic financial statements and other financial disclosures.

Information provided by Sprint Nextel includes reports regarding the subscriber accounts receivable in the Company’s markets. Sprint Nextel provides the Company with monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level. The Company reviews these various reports to identify discrepancies or errors. Under the Company’s agreements with Sprint Nextel, the Company is entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 16.8% of revenue retained by Sprint Nextel. Because of the Company’s reliance on Sprint Nextel for financial information, the Company must depend on Sprint Nextel to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint Nextel’s other Sprint PCS affiliate network partners. To address this issue, Sprint Nextel engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70 (“SAS 70 reports”). The report is provided to the Company on a semi-annual basis and covers a six-month period. The most recent report covers the period from January 1, 2007 to June 30, 2007. The most recent report indicated there were no material issues which would adversely affect the information used to support the recording of the revenues and expenses provided by Sprint Nextel related to the Company’s relationship with them.

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

FCC Rulemaking on Exclusive Access Agreements. On October 31, 2007, the FCC adopted a rule prohibiting franchised cable operators from entering into exclusive access agreements for video services and voided all existing exclusive access agreements entered into by franchised cable operators. As adopted, such prohibition does not impact any existing agreements entered into by the Company or the ability of the Company and its Converged Services business to enter into new agreements.

However, the FCC has asked its staff to initiate a further rulemaking to determine whether the prohibition should be extended to non-franchised cable operators such as satellite video service providers and private cable operators such as Shentel’s Converged Services business. The FCC has also asked its staff whether it should impose restrictions on bulk agreements such as certain agreements entered into by the Company to provide service to large fiber-to-the home projects outside the Company’s telephone service area.

In connection with its Converged Services business, the Company negotiates with operators of MDU communities for the exclusive right to provide video services for a limited term in order to justify the initial capital investment needed to deliver the video services demanded by residents of MDUs. While we cannot predict the outcome of the FCC rulemaking proceeding, the adoption of regulations prohibiting or otherwise regulating the entry into exclusive access and/or bulk agreements could negatively impact our ability to earn a return on the capital invested, and potentially result in an impairment of our existing goodwill, other intangible assets, and property, plant and equipment.

ITEM 2.             Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders. When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased. The following table provides information about the Company’s repurchases of fractional shares during the three months ended September 30, 2007; amounts for July were adjusted to reflect the three for one stock split effective August 2, 2007:

	Number of Shares Purchased	Average Price Paid per Share

July 1 to July 31	2	$17.03
August 1 to August 31	1	$18.84
September 1 to September 30	4	$20.86

Total	7	$19.51

ITEM 6. Exhibits

(a)	The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.33	Form of Notice of Grant of Performance Share Award (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed on September 20, 2007).

10.34	Letter Agreement effective as of July 1, 2007, amending the Second Amended and Restated Master Loan Agreement dated as of November 30, 2004, between CoBank, ACB and Shenandoah Telecommunications Company.

10.35	Second Letter Agreement dated as of October 26, 2007, amending the Second Amended and Restated Master Loan Agreement dated as of November 30, 2004, between CoBank, ACB and Shenandoah Telecommunications Company.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.
32

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

                        SHENANDOAH TELECOMMUNICATIONS COMPANY
                        (Registrant)

/S/ Earle A. MacKenzie

Earle A. MacKenzie, Executive Vice President and Chief Financial Officer
Date: November 7, 2007
33

EXHIBIT INDEX

Exhibit No.	Exhibit

10.33	Form of Notice of Grant of Performance Share Award (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed on September 20, 2007).

10.34	Letter Agreement effective as of July 1, 2007, amending the Second Amended and Restated Master Loan Agreement dated as of November 30, 2004, between CoBank, ACB and Shenandoah Telecommunications Company.

10.35	Second Letter Agreement dated as of October 26, 2007, amending the Second Amended and Restated Master Loan Agreement dated as of November 30, 2004, between CoBank, ACB and Shenandoah Telecommunications Company.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.
34