Form 10-K
period 2007-12-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2008-03-13
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (No Par Value)	NASDAQ Global Select Market
(Title of Class)	(Name of Exchange on which Registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2007 based on the closing price of such stock on the Nasdaq Global Select Market on such date, was approximately $374,000,000.

The number of shares of the registrant’s common stock outstanding on February 28, 2008 was 23,529,910.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of Form 10-K into which incorporated
Proxy Statement relating to Registrant’s 2008 Annual Meeting of Shareholders	Part III

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

Following its acquisition of NTC Communications LLC (“NTC”) in November 2004, the Company provides high speed Internet, video and local and long distance voice services to multi-dwelling unit (“MDU”) communities (primarily off-campus student housing) in Virginia, Maryland, North Carolina, South Carolina, Georgia, Florida, Tennessee, Mississippi and Delaware. NTC was merged into Shentel Converged Services as of January 1, 2007, although the Company continues to use the NTC brand at properties that cater to students. At December 31, 2007, Converged Services served 112 MDU housing complexes.

The Company offers many of its services over its own fiber optic network of approximately 647 miles at December 31, 2007. The main lines of the network follow the Interstate 81 corridor to the Pennsylvania state line and the Interstate 66 corridor in the northwestern part of Virginia. Secondary routes provide alternative routing in the event of an outage. In addition to its own fiber network, the Company through its telephone subsidiary has a 20 percent ownership in Valley Network Partnership (“ValleyNet”), which is a partnership offering fiber network facility capacity in western, central, and northern Virginia, as well as the Interstate 81 corridor from Johnson City, Tennessee to Carlisle, Pennsylvania.

The Company’s subsidiaries are certified to offer competitive local exchange services throughout West Virginia and North Carolina, and in Virginia outside of its present telephone service area.

Recent Developments

Changes to the Affiliate’s Agreements with Sprint Nextel

The Company’s PCS subsidiary is one of three companies referred to as the “Sprint PCS Affiliates,” which had entered into substantially similar management and affiliation agreements with Sprint Communications Company L.P.

On March 13, 2007, the Company’s PCS Subsidiary and Sprint Nextel entered into a series of agreements, the effects of which were to:

•

Amend, as of January 1, 2007, the existing management and services agreements with Sprint Nextel to further simplify the methods used to settle revenue and expenses between the Company and Sprint Nextel;

•

Transfer, effective in May 2007, all Sprint Nextel operated Nextel store locations within the Company’s PCS service area to the Company’s PCS Subsidiary. The Company began selling Sprint Nextel iDEN (Integrated Digital Enhanced Network) phones and providing local customer service support for Sprint Nextel iDEN customers in the Company’s service area;

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

As a result of the amendments to the existing management and affiliation agreements with Sprint Nextel (the 2007 Amendments), the basis upon which the Company and Sprint Nextel settle revenue and expenses, including travel and roaming, and upon which the Company compensates Sprint Nextel for support services, such as customer service, billing, collections, long distance, national network operations support, inventory logistics support, use of the Sprint Nextel brand names, national advertising, national distribution and product development, has been simplified. As a result of the amendments, the Company and Sprint Nextel no longer settle such amounts; nor does the Company pay Sprint Nextel a fee per subscriber or a fee for each new subscriber added.

In 2006, the Company paid Sprint Nextel approximately $12.5 million in such fees, received approximately $34.0 million in travel, wholesale and roaming revenue, and paid approximately $29.2 million in travel and related expenses, resulting in a net charge to operating income of approximately $7.7 million. In lieu of such fees and the settling of revenues and expenses for use on each other’s networks, the Company pays Sprint Nextel a Net Service Fee equal to 8.8% of billed revenue (net of customer credits, account write offs and other billing adjustments). Had this Net Service Fee been applied to 2006 billed revenue, the charge would have been approximately $7.0 million. This 8.8% Net Service Fee is in addition to the 8% of billed revenue (net of customer credits, account write offs and other billing adjustments) currently retained by Sprint Nextel under the existing management agreement (the “Management Fee”). The Net Service Fee was designed to approximate the prior settlements adjusted to reflect new pricing for travel and CCPU (cash cost per user) and CPGA (cost per gross activation). The Net Service Fee was also net of the expected annual cost to provide local customer service support to Sprint Nextel iDEN customers in our local service area.

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

Operating Segments

The Company provides integrated voice, video and data communications services to end-user customers and other communications providers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers. The Company has six reportable segments, which the Company operates and manages as strategic business units organized geographically and by lines of business: (1) PCS, (2) Telephone, (3) Converged Services, (4) Mobile, (5) Cable TV and (6) Other.

PCS Segment

The business of the PCS segment is conducted by the Company’s Shenandoah Personal Communications Company subsidiary. As a PCS Affiliate of Sprint Nextel Corporation (“Sprint Nextel”), this subsidiary provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia.

PCS has offered personal communications services through a digital wireless telephone and data network since 1995. In 1999, this subsidiary executed a management agreement with Sprint Nextel. The network, which utilizes code division multiple access, or CDMA, currently covers 269 miles of Interstates 81 and 83, and a 177 mile section of the Pennsylvania Turnpike between Pittsburgh and Philadelphia. Under its agreements with Sprint Nextel, the Company is the exclusive PCS Affiliate of Sprint Nextel in the Company’s territory, providing wireless mobility communications network products and services in the 1900 megahertz spectrum range. The Company had approximately 187,303 retail PCS customers at December 31, 2007, an increase of 22.0% compared to December 31, 2006. Of the Company’s total operating revenues, 61.8% in 2007, 68.2% in 2006 and 64.5% in 2005 were generated by or through Sprint Nextel and its customers using the Company’s portion of Sprint Nextel’s nationwide PCS network. No other customer relationship generated more than 2.5% of the Company’s total operating revenues in 2007, 2006 or 2005.

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

The Company records its PCS revenues, with the exception of certain roaming and equipment sales revenues, based on the net PCS revenues billed by Sprint Nextel, net of the 8% Management Fee and 8.8% Net Service Fee retained by Sprint Nextel. Net PCS revenues billed by Sprint Nextel consist of gross monthly recurring charges for service, net of both recurring and non-recurring customer credits, account write offs and other billing adjustments. In the computation of advance billing deferred revenue, neither the Management Fee or the Net Service Fee are deferred.

The Sprint Nextel agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements. The Company was in compliance in all material respects with these requirements as of December 31, 2007.

Additional information regarding the Company’s agreements with Sprint Nextel is set forth in Note 7 of the Company’s consolidated financial statements and related notes thereto appearing elsewhere in this report.

Telephone Segment

The business of the Company’s Telephone segment is conducted by its Shenandoah Telephone Company subsidiary. This subsidiary provides both regulated and unregulated telephone services and leases fiber optic facilities primarily throughout the Northern Shenandoah Valley.

This subsidiary provides both regulated and non-regulated telephone services to approximately 24,536 customers as of December 31, 2007, primarily in Shenandoah County and small service areas in Rockingham, Frederick, and Warren counties in Virginia. The subsidiary provides access for inter-exchange carriers to the local exchange network. This subsidiary has a 20 percent ownership interest in ValleyNet, which offers fiber network facility capacity to other communications providers in western, central, and northern Virginia, as well as the Interstate 81 corridor from Johnson City, Tennessee to Carlisle, Pennsylvania.

Converged Services Segment

The business of the Converged Services segment is conducted by the Company’s Shentel Converged Services, Inc., subsidiary. This subsidiary provides local and long distance voice, video, and Internet services on an exclusive and non-exclusive basis to MDU communities (primarily off-campus college student housing) throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee, Mississippi and Delaware.

This subsidiary provides bundles of high speed Internet, video and local and long distance voice services under the Shentel and NTC brands to MDU residential communities throughout the southeastern United States outside of Shenandoah County. Services to MDU residential communities which cater to students are provided under the NTC brand, while the Shentel brand is used for non-student MDU properties.

On March 14, 2007, the Company entered into a 20 year agreement to provide voice, video and internet service to a new 550 unit planned community of single family homes, townhomes and apartments known as Preston Lake and located in Rockingham County, Virginia. While the new community will be built over several years, the first homes are expected to be completed in 2008.

Mobile Segment

Through the Company’s Shenandoah Mobile Company subsidiary, the Mobile segment provides tower rental space to affiliates and non-affiliates in the Company’s PCS markets.

This subsidiary owns towers and leases tower space in the PCS service territory in Virginia, West Virginia, Maryland and Pennsylvania to Shenandoah Personal Communications Company and other wireless communications providers. This subsidiary provides paging service throughout the Virginia portion of the northern Shenandoah Valley.

Cable Television Segment

The business of the Company’s Cable Television segment is conducted by its Shentel Cable Television Company subsidiary. This subsidiary provides cable television services throughout portions of Shenandoah County, Virginia, under franchise agreements with the County and the incorporated municipalities within the County.

This subsidiary provides coaxial cable-based television service to approximately 8,303 customers in Shenandoah County at December 31, 2007. The system is a one-way 750 megahertz hybrid fiber coaxial network. Beginning in January 2007, Shenandoah Cable initiated high definition television (HD-TV) service with an initial offering of 16 HD-TV channels. Shenandoah Cable currently offers 73 channels of analog, 157 channels of digital and 21 channels of HD-TV programming along with 8 Pay Per View channels and a special package of Spanish language programming.

Other Segment

The Other segment includes the following entities: Shenandoah Telecommunications Company, ShenTel Service Company, Shenandoah Network Company, Shenandoah Long Distance Company, ShenTel Communications Company, Shentel Wireless Company and Converged Services of West Virginia.

Shenandoah Telecommunications Company

The operations of the Company including its investing and management activities.

ShenTel Service Company

ShenTel Service Company sells and services telecommunications equipment and provides information services and Internet access to customers in the northern Shenandoah Valley and surrounding areas. The Internet service has approximately 7,547 dial-up customers and 8,136 digital subscriber line, or DSL, customers at December 31, 2007. Since 2005, DSL has been available to all customers in the Company’s regulated telephone service area. Many of the Company’s dial-up customers are located outside the Company’s regulated telephone service area where the Company does not provide DSL service.

Shenandoah Network Company

This subsidiary owns and operates the Maryland and West Virginia portions of a fiber optic network along the Interstate 81 corridor. In conjunction with the telephone subsidiary, Shenandoah Network Company is associated with the ValleyNet fiber optic network.

Shenandoah Long Distance Company

Shenandoah Long Distance Company offers resale of long distance service for calls placed to locations outside the regulated telephone service area by telephone customers. This operation purchases billing and collection services from the telephone company subsidiary similar to other long distance providers. In addition, this subsidiary markets facility leases of fiber optic capacity, owned by Shenandoah Network Company and Shenandoah Telephone Company, in surrounding counties and into Herndon, Virginia. This subsidiary had approximately 10,689 customers at December 31, 2007.

ShenTel Communications Company

This subsidiary is certified as a CLEC in Virginia and currently provides DSL service in Front Royal, Virginia. As of December 31, 2007, there were minimal subscribers receiving service from this subsidiary.

Converged Services of West Virginia

This subsidiary was certified during 2006 as a CLEC in West Virginia and has a cable television franchise with the City of Ranson, West Virginia. It was established to provide voice, cable television and high speed data services to planned communities and MDU properties. Due to the downturn in the residential housing market, no projects are active at this time. The Company continues to pursue projects of this type.

Shentel Wireless Company

Shentel Wireless Company was formerly known as Shenandoah Valley Leasing Company. Through this subsidiary, the Company acquired the assets and contracts of Broadband Metro on August 31, 2005. During 2006, the Company terminated all but one of the contracts acquired from Broadband Metro. That contract was transferred to Converged Services, and Shentel Wireless ceased operations effective November 30, 2006.

Additional information concerning the Company’s operating segments is set forth in Note 15 of the Company’s consolidated financial statements appearing elsewhere in this report.

Competition

The communications industry is highly competitive. We compete primarily on the basis of the price, availability, reliability, variety and quality of our offerings and on the quality of our customer service. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. In particular, price competition in the integrated communications services markets generally has been intense and is expected to increase. Our competitors include, among others, larger providers such as AT&T Corp., Verizon, and various competitive carriers, including in some regions cable operators that provide voice and high-speed internet access services. The larger providers have substantially greater infrastructure, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than the Company. We also increasingly face competition from businesses offering long distance data and voice services over the Internet. These businesses could enjoy a significant cost advantage because currently they generally do not pay carrier access charges or universal service fees.

In some markets, we compete in the provision of local services against the incumbent local telephone company. Incumbent carriers enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including pre-existing customer relationships with all or virtually all end-users. Wireless communications providers and cable operators also are competing with wireline local telephone service providers, which further increases competition.

Competition is intense in the wireless communications industry. Competition has caused, and we anticipate that competition will continue to cause, the market prices for two-way wireless products and services to decline in the future. Many wireless providers have upgraded, or are in the process of upgrading, their wireless services to accommodate real-time and downloadable audio and video content as well as Internet browsing capabilities and other services. Some local governments are deploying Wi-Fi networks within their jurisdictional boundaries to support wireless Internet access at a fixed monthly cost, or in some cases no charge, to consumers. In addition, the FCC has been conducting spectrum auctions which may allow new service providers to enter the market and/or allow existing service providers the ability to upgrade or expand their product offerings. Our ability to compete effectively will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the wireless industry.

The emergence of service providers that use Voice Over Internet Protocol (“VOIP”) applications also could present a competitive threat. Because the regulatory classification of VOIP applications remains unsettled, providers of such applications may be able to avoid costly regulatory requirements, including the payment of intercarrier compensation. This could impede our ability to compete with these providers on the basis of price. More generally, the emergence of new service providers will increase competition, which could adversely affect our ability to succeed in the marketplace for communications services.

Competition also is intense and growing in the market for video services. Most video services today are provided by incumbent cable television companies and direct broadcast satellite providers. However, at least two of the largest Bell Operating Companies are upgrading their networks to provide video services, in addition to voice and high-speed Internet access services, on those networks. These entities are large and have substantially greater infrastructure, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than the Company. Our ability to compete effectively will depend, in part, on the extent to which our service offerings overlap with these entities, and on our ability to anticipate and respond to the competitive forces affecting the market for video and other services.

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

The discussion below focuses on the regulation of our wireless subsidiary, Shenandoah Personal Communications Company, our incumbent local exchange carrier (“ILEC”) subsidiary, Shenandoah Telephone Company and MDU business. Other lines of business such as our cable television operations and our CLEC businesses are also subject to regulation, but these businesses are smaller relative to our core business of providing wireless and ILEC services.

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

The FCC has underway a rulemaking proceeding in which the agency is considering making major changes to the inter-carrier compensation rules that govern the telecommunications industry. In addition, the FCC is considering a number of petitions for declaratory ruling and other proceedings regarding disputes among carriers relating to interconnection payment obligations; resolutions of these petitions could set precedents that would affect us in the future. Interconnection costs represent a significant expense item for us and any significant changes in the inter-carrier compensation scheme may have a material impact on our business. We are unable to determine at this time whether any such changes would be beneficial to or detrimental to our wireless operations.

Universal Service Contribution Requirements. Sprint Nextel is required to contribute to the federal universal service fund based in part on the revenues it receives in connection with our wireless operations. The purpose of this fund is to subsidize telecommunications services in rural areas, for low-income consumers, and for schools, libraries, and rural healthcare facilities. Sprint Nextel is permitted to, and does, pass through these mandated payments as surcharges paid by customers. Sprint Nextel also receives disbursements from the Federal Universal Service Fund with respect to the service area served by its business. These disbursements are passed through to us. Congress and the FCC from time to time consider major changes to the universal service rules that could affect us. For example, the FCC currently is considering a proposal to divide the Universal Service Fund into three distinct funds covering broadband, mobile, and Provider of Last Resort services, each with its own contribution and disbursement mechanism. The FCC also is considering changing the level of disbursements to competitive carriers in high-cost areas so that they may not equal the level of support provided to incumbent local exchange carriers in those areas; and, changing the manner in which disbursements are allocated in high-cost areas by implementing “reverse auctions,” or a competitive bidding format, for such disbursements. The Company does not expect these proposals, if implemented, to have a material effect on its wireless operations, although these proposals may evolve over time and the outcome of the FCC’s consideration of these issues is difficult to predict. The FCC also may in the future consider making other changes to its Universal Service Fund rules, such as assessing contribution obligations based on the number of lines or subscribers served, rather than as a variable percentage of interstate end-user telecommunications revenues, which is how contributions currently are determined. The Company cannot predict whether or when these or other proposals may be implemented or the effect they may have on the Company. In June 2006, the FCC took steps to increase the universal service fund contribution obligations of wireless carriers by adjusting the proportion of wireless traffic that is presumed to be interstate, and thus subject to the contribution mechanism, for carriers that do not report distinctions between the interstate and intrastate traffic on their networks. Although we have not been – and do not expect to be - affected materially or directly by this particular change, other developments may cause the share of payments from wireless companies to increase or decrease, and the overall size of the fund to increase, resulting in greater payment obligations for all carriers. Separately, Congress from time to time considers legislation that could affect the manner in which contribution obligations are assessed, as well as the scope of the programs that continue to receive funding. It is not possible to predict whether and how these changes could affect the extent of our total federal universal service assessments, the amounts we receive with respect to our PCS operations or our ability to recover costs associated with the Universal Service Fund.

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

PCS licenses are granted for ten-year periods. Licensees have an expectance of license renewal if they have provided “substantial” performance and complied with FCC rules, and policies and the Communications Act of 1934. All of the PCS licenses used in the wireless business have been successfully renewed since their initial grant.

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

Consumer Privacy. The Company is subject to various federal and state laws intended to protect the privacy of end-users who subscribe to the Company’s services. For example, the FCC has regulations that place restrictions on the permissible uses that the Company can make of customer-specific information, known as “Customer Proprietary Network Information” or “CPNI,” received from subscribers. Laws imposing criminal and other penalties for the violation of certain CPNI requirements and related privacy protections also were recently enacted. In addition, restrictions exist, and new restrictions are considered from time to time by Congress, federal agencies and states, on the extent to which wireless data customers may be subjected to receiving unsolicited text messages, junk e-mail or spam. One such restriction, which became effective on October 18, 2004, prohibits sending commercial messages to any address referencing an Internet domain name associated with wireless subscriber messaging services and requires that all CMRS providers submit to the FCC a list of their Internet domain names that are associated with wireless subscriber messaging services.

Congress, federal agencies and certain states also are considering and may in the future consider imposing additional requirements on entities that possess consumer information to protect the privacy of consumers. Complying with these requirements may impose costs on us or compel us to alter the way we provide or promote our services.

Consumer Protection. Many members of the wireless industry, including us, have voluntarily committed to comply with the CTIA Consumer Code for Wireless, which includes consumer protection provisions regarding the content and format of bills; advance disclosures regarding rates, terms of service, contract provisions, and network coverage; and the right to terminate service after a trial period or after changes to contract provisions are implemented. Both the FCC and some state commissions are considering imposing additional consumer protection requirements upon wireless service providers, and a number of regulatory proceedings are pending. Courts also have had – and in the future may continue to have – an effect on the extent to which matters pertaining to the content and format of wireless bills can be regulated at the state level. Any further changes to these and similar requirements could increase our costs of doing business and our costs of acquiring and retaining customers.

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

The FCC also is considering implementing incentive-type regulation for rate of return carriers, including us. The FCC also is considering additional questions regarding what compensation carriers, including but not limited to wireless carriers, competitive local exchange carriers, VOIP providers and providers of other Internet-enabled services, should pay (and receive) for their traffic interconnected with ILEC networks. These changes could increase our expenses, but at this time we cannot estimate the amount of such additional expenses.

In connection with a petition filed in January 2007 by Verizon Virginia Inc. regarding the intrastate access charges charged by CLECs, the VSCC has raised the issue of whether it should open a generic proceeding to consider the appropriate level(s) of intrastate access charges for all local exchange carriers. While the VSCC agreed in September 2007 to cap the level of intrastate access charges charged by a CLEC to be generally no greater than the rates charged by the incumbent local exchange carrier serving the same territory, the VSCC chose not to open a generic proceeding on the rates charged for intrastate access by incumbent local exchange carriers; however, the VSCC indicated that it reserved the right to do so at a future date.

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

Universal Service Fund. Shenandoah Telephone receives revenues from the federal universal service fund (“USF”). As discussed above (with respect to wireless regulation), the FCC is considering major changes to the rules regarding mandated payments from carriers into the USF. In addition, the FCC is considering potential changes to the rules governing disbursements from the USF to rural ILECs such as Shenandoah Telephone, and to other providers. Despite interim adjustments to make the funding of the USF more sustainable, the FCC has indicated that additional changes are necessary to stabilize the USF. Total funding of universal service has increased considerably in recent years, and some members of the FCC and Congress have expressed concerns that the cost of such funding will soon reach unacceptable levels. Changes to the inter-carrier compensation rules that reduce levels of access charges could be accompanied by increases in the universal service fund. Changes that reduce the size of the USF and payments to Shenandoah Telephone could have an adverse impact on the Company’s financial position, results of operations, and cash flows.

All forms of federal USF support available to incumbent local exchange carriers are now available to any local competitor that qualifies for support as an “eligible telecommunications carrier.” At least three wireless carriers – Sprint Nextel, U.S. Cellular and Alltel – have received designation as eligible telecommunications carriers in Shenandoah Telephone’s service area. The FCC recently adopted changes that make it somewhat more difficult for wireless carriers and other prospective entrants to obtain designation as eligible telecommunications carriers. The FCC and the Federal-State Joint Board also currently are considering whether to change the rules governing the amount of support to be disbursed to competitive eligible telecommunications carriers, which could make it more or less attractive for wireless carriers and other prospective entrants to enter our Shenandoah Telephone service areas.

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

Other Regulatory Obligations. Shenandoah Telephone is subject to requirements relating to CPNI, CALEA implementation, interconnection, access to rights of way, number portability, number pooling, accessibility of telecommunications for those with disabilities, and other obligations. Further, like our PCS operations, Shenandoah Telephone is subject to federal and state requirements intended to protect consumer privacy. In 2005, the FCC ruled that providers of interconnected broadband or VOIP services are subject to the requirements of CALEA; and additional regulatory obligations have since been applied to these types of service.

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

Net Neutrality. Although the broadband Internet services industry has largely remained unregulated, there has been legislative and regulatory interest in adopting so-called “net neutrality” principles that could, among other things, prohibit service providers from slowing or blocking access to certain content, applications, or services available on the Internet and otherwise limit their ability to manage their networks efficiently and develop new products and services. The FCC in 2005 adopted a non-binding policy statement expressing its view that consumers are entitled to access lawful Internet content and to run applications and use services of their choice, subject to the needs of law enforcement. In addition, in connection with its approval of the AT&T-SBC, AT&T-Bell South, and Verizon-MCI mergers, the FCC required the post-merger entities to comply with certain net neutrality requirements for a defined period of time. If some form of net neutrality legislation or regulations were to be adopted, it could impair the Company’s ability to effectively manage its broadband network and explore enhanced service options for customers.

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

Must-Carry/Retransmission Consent. Cable service providers are required by law to carry on their cable systems most commercial and non-commercial local television programming; this is known as “must-carry.” Alternatively, local television stations may insist that a cable service provider negotiate for “retransmission consent,” which can enable a popular local television station to obtain concessions from the cable service provider for the right to carry the station’s signal. As a general matter, most local television stations today are carried by cable service providers under the “must-carry” obligation. If local television stations are able to obtain concessions in the future from cable service providers for the right to carry station signals, the cost of providing cable service for all providers, including us, could increase. As part of the transition to digital television, the FCC has ruled that all cable service providers that have not converted fully to digital transmissions must carry both the new digital and old analog programming streams that each broadcaster may include within its digital transmission. Although the FCC’s requirement will apply for only a transitional period, the requirement nevertheless has been appealed by a number of cable programmers out of a concern that they will be crowded out of the cable platform due to the limited channel capacity of cable programmers. We cannot predict the outcome of this appeal or the extent to which it will affect our business.

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

Franchise Matters. Cable service providers generally must apply for and obtain non-exclusive franchises from local or state franchising authorities before providing cable service. The terms and conditions of franchises vary among jurisdictions, but franchises generally last for a fixed term subject to renewal, require the cable service provider to pay a franchise fee, and contain certain service quality and customer service obligations. A small number of states today have processes in place for obtaining state-wide franchises, and legislation has been introduced from time to time in Congress and in various states, including those in which we provide some form of video service, that would require the implementation of state-wide franchising processes. Although we cannot predict whether state-wide franchising will become ubiquitous, it would, if implemented, likely lower barriers to entry and increase competition in the marketplace for video services. In 2006, the FCC adopted new rules to govern the terms and conditions under which franchising authorities can award franchises to entities that compete against incumbent cable service operators. These rules generally limit the ability of franchising authorities to impose certain requirements on and extract certain concessions from new entrants. We cannot predict the extent to which these rules and other developments will accelerate the pace of new entry into the video market or the effect, if any, they may have on our cable operations.

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

Regulation of Converged Service Business

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

FCC Rulemaking on Exclusive Access Agreements. On October 31, 2007, the FCC adopted a rule prohibiting franchised cable operators and certain other providers from entering into exclusive access agreements for video services and voided all existing exclusive access agreements entered into by such entities. As adopted, such prohibition does not apply to private cable operators like the Company’s Converged Services business; however, the FCC’s final rule contained language suggesting that private cable operators, such as our Converged Services business, that hold common carrier licenses or are affiliates of common carriers such as our ILEC subsidiary are subject to the prohibition. On February 6, 2008, the Company filed a petition with the FCC requesting that the FCC clarify that all private cable operators are excluded from the prohibition unless the FCC holds otherwise in a further rulemaking it has initiated to determine whether the prohibition should extend to private cable operators and providers of direct broadcast satellite services. Separately, on January 22, 2008, two parties filed suit with the Court of Appeals for the District of Columbia seeking to overturn the FCC decision. As part of its further rulemaking to decide whether the prohibition on exclusive service clauses should extend to private cable operators and providers of direct broadcast satellite services, the FCC has sought comment on whether it should impose restrictions on bulk billing or exclusive marketing arrangements, which Shentel Converged Services also enters into to provide service to large fiber-to-the-home projects outside the Company’s incumbent telephone service area. We cannot predict how the FCC or Court of Appeals will decide these issues. The adoption of regulations prohibiting or otherwise regulating our entry into exclusive access and/or bulk billing arrangements could negatively impact our ability to earn a return on the capital we have invested in certain properties, and potentially result in an impairment of our existing goodwill, other intangible assets, and property, plant and equipment.

Employees

At December 31, 2007, we had approximately 416 employees, of whom approximately 406 were full-time employees. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

Name	Title	Age	Date in Position

Christopher E. French	President	50	April 1988

Earle A. MacKenzie	Executive Vice President and Chief Operating Officer	55	June 2003

Adele M. Skolits	Vice President – Finance, Chief Financial Officer and Treasurer	49	September 2007

David E. Ferguson	Vice President of Customer Services	62	November 1982

David K. MacDonald	Vice President of Operations	54	May 1998

William L. Pirtle	Vice President of Sales	48	April 2004

Jonathan R. Spencer	Vice President, General Counsel and Secretary	46	July 2004

Mr. French has served as President and Chief Executive Officer of the Company and its subsidiaries since 1988 and a director of the Company since 1996. Mr. French also serves on the Board of Directors of First National Corporation.

Mr. MacKenzie has been Executive Vice President and Chief Operating Officer since joining the Company in June 2003. Mr. MacKenzie also served as Chief Financial Officer and Treasurer until November 2007. Before joining the Company, Mr. MacKenzie served from May 1999 to November 2002 as President of Broadslate Networks, Inc., a start-up data services provider.

Before joining the Company, Ms. Skolits was Chief Financial Officer of Cleveland Unlimited (dba Revol Wireless), a regional provider of wireless phone service, since July 2004, and Chief Financial Officer of City Signal Communications, a fiber-optic network company, from May 2001 to July 2004. She served as Controller of Comcast Metrophone and Director of Financial Operations of Comcast Cellular from 1995 to 1997.

Mr. MacDonald resigned effective February 29, 2008.

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

Our revenue growth is primarily dependent on the growth of the subscriber base and average monthly revenues per user. Competitive pressures may adversely affect our ability to increase our future revenues at anticipated levels. A continuation of competitive pressures in the wireless telecommunications market has caused some major carriers to offer plans with increasingly larger bundles of minutes of use at lower prices that may compete with the Sprint Nextel wireless calling plans we sell. Increased price competition may lead to lower average monthly revenues per user than we anticipate.

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

The wireless personal communications services industry in general, including the operations of Sprint Nextel and its PCS Affiliates, has experienced a rate of churn higher than industry average rates. We experienced a relatively consistent churn rate in 2006 and a slightly higher churn rate in 2007. Our 2008 business plan assumes that our churn rate will remain fairly stable under existing operating conditions. Because of significant competition in the industry and general economic conditions, among other factors, this stability may not occur and the future rate of subscriber turnover may be higher than rates in recent periods. Factors that may contribute to higher churn include the following:

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

Our ability to provide video and other services in some areas because we have entered into preferred or exclusive agreements with property owners to serve those areas may be impaired or prevented by the outcome of a proceeding currently underway at the FCC and consideration of this issue by the courts. Additionally, as competition continues to develop in the market for these services, our ability to retain and expand these access agreements may be threatened. If we cannot maintain such access, or if regulations are enacted that proscribe such activity, particularly in areas that we currently serve, our market share in those affected areas may decline and our ability to profit from operating efficiencies may diminish.

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

In 2006, the State of Virginia adopted legislation to make it easier for companies to obtain local franchises to provide cable television service. Also in 2006, the FCC adopted new rules which substantially reduce the cost of obtaining a local franchise; however, these new rules are subject to challenge and the outcome of any such challenge is unclear. Although these new rules, if upheld, may make it easier for the Company to expand its Converged Services’ video service and cable television business, they also may result in increased competition for such businesses.

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

The Company leases a warehouse, office space and an operations area in Pennsylvania to support the network and sales efforts in the central Pennsylvania market. The Company also leases office space in Blacksburg, Virginia, and 22 retail locations in its PCS service area in Virginia, Maryland, West Virginia and Pennsylvania. The Company leases land, buildings and tower space in support of its PCS operations. As of December 31, 2007, the Company had 346 sites, including sites on property owned by the Company. The leases for the foregoing land, buildings and tower space expire on various dates between 2008 and 2050. For information about these leases, see Note 13 to the consolidated financial statements appearing elsewhere in this report.

The Company plans to lease additional land, equipment space, and retail space in support of the ongoing PCS and Converged Services expansion.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is traded on the Nasdaq Global Select Market under the symbol “SHEN.” The following table shows the closing high and low sales prices per share of common stock as reported by the Nasdaq Global Select Market for each quarter during the last two years, adjusted for the three for one stock split issued by the Company in August 2007:

2007	High	Low

Fourth Quarter	$25.53	$22.15
Third Quarter	22.56	15.51
Second Quarter	17.21	14.73
First Quarter	15.82	14.41

2006	High	Low

Fourth Quarter	$16.66	$14.18
Third Quarter	15.67	13.55
Second Quarter	15.67	13.42
First Quarter	15.98	13.28

As of February 28, 2008, there were approximately 4,231 holders of record of the Company’s common stock.

Shenandoah Telecommunications Company historically has paid annual cash dividends on or about December 1 of each year. The regular cash dividend was $0.27 per share in 2007 and $0.16 per share in 2006. In 2006, in conjunction with the payment of the annual cash dividend, the Company also paid a special cash dividend of $0.09 per share, representing a distribution of a portion of the gain on the liquidation of the RTB stock in the first quarter of 2006. Dividends are paid to Shenandoah Telecommunications Company shareholders from accumulated dividends paid to it by its operating subsidiaries.

The Company awards stock options to its employees meeting certain eligibility requirements under plans approved by its shareholders in 1995 and 2005. Outstanding options and the number of shares available for future issuance as of December 31, 2007 were as follows:

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

1995 stock option plan	236,541	$ 8.56	—
2005 stock option plan	60,000	$20.50	1,215,464

Total	296,541	$10.97	1,215,464

During 2007, under the terms of the 2005 stock option plan, the Company awarded 97,730 shares to members of management, and awarded members of the Board of Directors and all employees with more than one year of continuous service, 66,806 share units (after forfeitures due to termination of employment) outstanding at December 31, 2007. These shares and share units have been deducted from the number of securities remaining available for future issuance in the table above.

The following graph and table show the cumulative total shareholder return on the Company’s common stock compared to the Nasdaq U.S. Index and the Nasdaq Telecommunications Index for the period between December 31, 2002 and December 31, 2007. The Nasdaq Telecommunications Index includes 170 companies that represent a wide mix of telecommunications service and equipment providers, and also includes other Sprint PCS affiliates and smaller carriers that offer similar products and serve similar markets. The graph assumes $100 was invested on December 31, 2002 in (1) the Company’s common stock, (2) the Nasdaq U.S. Index and (3) the Nasdaq Telecommunications Index, and that all dividends were reinvested and market capitalization weighting as of December 31, 2003, 2004, 2005, 2006 and 2007.

	2002	2003	2004	2005	2006	2007

Shenandoah Telecommunications Company	100	107	127	171	205	317
Nasdaq U.S. Index	100	150	163	166	183	198
Nasdaq Telecommunications Index	100	166	177	169	222	197

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders. When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased. In addition, in conjunction with the award of shares described above, the Company repurchased shares from certain recipients to cover the minimum statutory tax withholding requirements associated with the distribution of the shares. The following table provides information about the Company’s repurchases of shares during the three months ended December 31, 2007:

	Number of Shares Purchased	Average Price Paid per Share

October 1 to October 31	2	$23.26
November 1 to November 30	1	$23.53
December 1 to December 31	26,077	$24.37

Total	26,080	$24.37

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data as of December 31, 2007, 2006, 2005, 2004 and 2003 and for each of the years in the five-year period ended December 31, 2007.

The selected financial data as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007 are derived from the Company’s audited consolidated financial statements appearing elsewhere in this report. The selected financial data as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are derived from the Company’s financial statements.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

( in thousands, except share and per share data.)

	2007	2006	2005	2004	2003

Operating revenues	$141,183	$169,195	$146,391	$120,994	$105,661
Operating expenses	109,998	148,021	127,015	102,983	87,740
Operating income	31,185	21,174	19,376	18,011	17,921
Interest expense	1,873	2,362	3,076	3,129	3,510
Income taxes	12,971	12,370	6,716	5,921	5,166

Net income from continuing operations (a)	$18,803	$17,999	$10,735	$10,038	$9,539
Discontinued operations, net of tax	—	—	—	—	22,389
Cumulative effect of a change in accounting, net of tax	—	(77)	—	—	(76)
Net income	$18,803	$17,922	$10,735	$10,038	$31,852
Total assets	221,524	207,720	204,921	211,421	185,520
Total debt – including current maturities	21,907	26,016	35,918	52,291	43,346

Shareholder Information:
Shares outstanding	23,508,525	23,284,284	23,061,135	22,889,430	22,778,304
Income per share from continuing operations-diluted	$0.80	$0.77	$0.46	$0.44	$0.42
Income per share from discontinued operations-diluted	—	—	—	—	0.98
Loss per share from cumulative effect of a change in accounting (b)	—	—	—	—	—
Net income per share-diluted	0.80	0.77	0.46	0.44	1.39
Cash dividends per share	$0.27	$0.25	$0.15	$0.14	$0.13

All share and per share figures reflect the two for one stock split effected February 23, 2004, and the three for one stock split effected August 2, 2007.

(a)	The 2006 balance shown includes a gain of $6.4 million, net of tax, relating to the disposition of the RTB stock.

(b)	The cumulative effect adjustments shown above represent approximately ($0.003) per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries. These subsidiaries provide local exchange telephone services and wireless personal communications services (as a Sprint PCS affiliate), as well as cable television, video, Internet and data services, long distance, sale of telecommunications equipment, fiber optics facilities, and leased tower facilities. The Company has the following six reporting segments, which it operates and manages as strategic business units organized geographically and by line of business:

•	wireless personal communications services, or PCS, as a Sprint PCS affiliate, through Shenandoah Personal Communications Company;

•	telephone, which involves the provision of regulated and non-regulated telephone services, through Shenandoah Telephone Company;

•	converged services, which involves the provision of data, video, voice and long-distance services, through Shentel Converged Services, Inc.;

•	mobile, which involves the provision of tower leases and paging services, through Shenandoah Mobile Company;

•	cable television, which involves the provision of analog, digital and high-definition television services, through Shenandoah Cable Television;

•

other, which involves the provision of Internet, network facility leasing, long-distance, CLEC, and wireless broadband services, through ShenTel Service Company, Shenandoah Network Company, Shenandoah Long Distance Company and ShenTel Communications Company, and the provision of investment and management services to its subsidiaries, through Shenandoah Telecommunications Company.

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

The Company is the exclusive provider of wireless mobility communications network products and services on the 1900 MHz band under the Sprint brand from Harrisonburg, Virginia to Harrisburg, York and Altoona, Pennsylvania. The Company’s primary service area for the telephone, cable television and long-distance business is Shenandoah County, Virginia. The county is a rural area in northwestern Virginia, with an estimated population of approximately 41,000 inhabitants, which has increased by approximately 6,000 since

2000. While a number of new housing developments are being planned for Shenandoah County, the Company believes that the potential for significant numbers of additional wireline customers in the Shenandoah County operating area is limited.

As a result of the November 30, 2004 acquisition of the 83.9% of NTC Communications, L.L.C. (“NTC”) that the Company did not already own, the Company, through its subsidiary Shentel Converged Services, provides local and long distance voice, video, and Internet services on an exclusive and non-exclusive basis to MDU communities, consisting primarily of off-campus college student housing throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee, Mississippi and Delaware.

The Company sells and leases equipment, mainly related to the services it provides. The Company participates in emerging services and technologies by investment in technology venture funds and direct investment in non-affiliated companies.

Additional Information About the Company’s Business

The following table shows selected operating statistics of the Company for the most recent five quarters.

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,

	2007	2007	2007	2007	2006

Telephone Access Lines	24,536	24,712	24,738	24,794	24,830
Cable Television Subscribers	8,303	8,330	8,359	8,420	8,440
Dial-up Internet Subscribers	7,547	8,342	8,895	9,423	9,869
DSL Subscribers	8,136	7,604	7,222	6,999	6,599
Retail PCS Subscribers	187,303	178,077	172,983	165,148	153,503
Long Distance Subscribers	10,689	10,642	10,613	10,541	10,499
Fiber Route Miles	647	638	632	630	625
Total Fiber Miles	35,872	34,570	34,335	34,083	33,764
Long Distance Calls (000) (1)	7,944	7,845	7,952	7,502	7,235
Total Switched Access Minutes (000)	92,331	90,002	86,035	83,664	80,587
Originating Switched Access Minutes (000)	26,128	25,837	24,819	24,952	23,995
Employees (full time equivalents)(2)	411	401	400	358	376
CDMA Base Stations (sites)	346	334	334	334	332
Towers (100 foot and over)	101	101	101	101	100
Towers (under 100 foot)	14	14	14	14	13
PCS Market POPS (000) (3)	2,297	2,297	2,291	2,281	2,268
PCS Covered POPS (000) (3)	1,814	1,779	1,775	1,766	1,752
PCS Average Monthly Retail Churn % (4)	2.3%	2.3%	1.7%	1.8%	1.9%
Converged Services Properties Served (5)	112	109	109	105	102
Converged Services Video Service Users (6)	11,240	10,969	8,735	9,524	8,989
Converged Services Telephone Service Users (6)	4,035	3,775	4,169	4,466	4,492
Converged Services Network/Internet Users (6)	25,979	25,542	19,204	22,350	21,943

	December 31, 2007
Plant Facility Statistics
(Excludes information for Converged Services)	Telephone	CATV

Route Miles	2,256	574
Miles of Distribution Wire	638	191
Utility Poles	7,549	38
Miles of Aerial Copper Cable	314	162
Miles of Buried Copper Cable	1,393	377
Miles of Underground Copper Cable	39	2
Fiber Optic Cable-Fiber Miles Regulated	310	—
Fiber Miles Unregulated	249	—
Fiber Miles Network	94	—

1)	Originated by customers of the Company’s Telephone subsidiary.

2)

The March 31, 2007 number reflects early retirements, attrition and terminations during the quarter. An additional 20 early retirements occurred in April 2007. During May 2007, the Company acquired 13 retail locations, and added additional employees to fully staff and support these additional locations.

3)

POPS refers to the estimated population of a given geographic area and is based on information purchased by Sprint Nextel from Geographic Information Services. Market POPS are those within a market area which the Company is authorized to serve under its Sprint Nextel agreements, and Covered POPS are those covered by the network’s service area.

4)	PCS Average Monthly Churn is the average of the three monthly subscriber turnover, or churn calculations for the period.

5)	Indicates MDU complexes where Converged Services provides service.

6)	The variation in users between quarters largely reflects the impact of the cycles of the academic year.

Significant Transactions

The 2007, 2006 and 2005 financial results of the Company reflected several significant transactions, some of which are changes to the business reflected for the first time in these financial statements, and others considered non-recurring in nature or size. These transactions should be noted in understanding the financial results of the Company for 2007, 2006 and 2005. The following tables summarize the impact of these transactions, which are described in more detail in the subsequent paragraphs:

		Income Statement Impact

Significant Transactions	Effective Date	2007	2006	2005

		(in thousands)

Cost of share award	December 2007	$(2,074)	$—	$—
Net gain from curtailment of pension benefits	November 2006	—	1,022	—
Cost of early retirement incentives	December 2006	(2,675)	(389)	—
Gain on RTB dissolution	March 2006	—	10,540	—
Recovery on settlement of Verizon overcharge	September 2005	—	—	750

	Diluted Earnings per Share Impact

Significant Transactions	2007	2006	2005

Cost of share award	$(0.05)	$—	$—
Net gain from curtailment of pension benefits	—	0.03	—
Cost of early retirement incentives	(0.07)	(0.01)	—
Gain on RTB dissolution	—	0.27	—
Recovery on settlement of Verizon overcharge	—	—	0.02

The diluted earnings per share impact utilizes the annual effective tax rate applied to the income statement impact shown above, and divides by the weighted average diluted shares outstanding, for the year shown.

In March 2007 retroactive to January 1, 2007, the Company amended the Management Agreement with Sprint Nextel. As more fully described below, this amendment simplified the settlement process between the Company and Sprint Nextel primarily by combining the net effect of travel revenue and expense and certain costs charged by Sprint Nextel into a new net service fee of 8.8% of net billed revenue. The net effect of this change was a reduction in both revenues and expenses in our PCS segment. The amended agreement also provided for the Company to acquire the retail store locations described below, and to begin servicing the Sprint Nextel iDEN customer base.

In May 2007, the Company acquired 13 retail store locations from Sprint Nextel and began servicing Sprint Nextel’s iDEN customers. The Company hired a number of Sprint Nextel employees upon acquisition of the stores, and added additional staff in the stores and to support the expanded retail effort.

In December 2007, the Board of Directors approved an award of shares of common stock to 26 management level employees with more than one year of service. The Company issued 97,730 shares of common stock to the recipients; half were unrestricted shares and the other half carry a two year restriction on disposition of the stock. The Company recorded a $2.1 million charge for the aggregate fair value of the shares distributed.

On November 30, 2006, the Company announced that it would freeze benefit accruals for all participants in the Company’s defined benefit pension plans as of January 31, 2007, and that it would replace the frozen benefits by increasing the Company’s contributions to the existing 401(k) Supplemental Retirement Plan, as well as a new non-qualified defined contribution plan to be established for selected employees, going forward. The Company also announced that it intended to terminate and settle the defined benefit pension plan. Included in net pension costs for 2006 was a gain on the curtailment of the pension plans of $1.8 million, offset by $0.8 million of accelerated amortization of prior unrecognized pension costs.

The Company also announced a voluntary early retirement incentive plan for 58 eligible participants, as well as the intention to use the early retirement incentive, attrition, and if necessary, an involuntary reduction in force to eliminate up to 50 positions. Severance benefits on a sliding scale based on pay category and years of service were payable under the reduction in force. As of December 31, 2006, seven employees had elected to accept the early retirement incentive. Included in the Company’s consolidated statement of income for 2006 were $0.4 million in estimated costs of the early retirement incentives for these employees. During January 2007, 25 additional employees elected to accept the early retirement offer, and during February 2007, ten employees, including three hired on a temporary basis, separated from service under the reduction in force. The Company recorded approximately $2.0 million in costs associated with the additional early retirements during the first quarter of 2007, and during the fourth quarter of 2007, recognized $0.7 million in pension expense related to the settlement of pension liabilities for employees who took lump sum pension payments following their early retirement. At this time, the Company expects to complete the settlement of the defined benefit pension plan in 2008, and will record approximately $1.8 million in pension expense as settlements occur.

On August 4, 2005, the board of directors of the Rural Telephone Bank (“RTB”) adopted resolutions for the purpose of dissolving RTB as of October 1, 2005. The Company held 10,821,770 shares of Class B and Class C RTB Common Stock ($1.00 par value) which was reflected on the Company’s books at $796,000 under the cost method at December 31, 2005. In 2006, the Company received $11.3 million in proceeds, and recognized a gain of approximately $6.4 million, net of tax, related to the dissolution of the RTB and the redemption of the stock. In the fourth quarter of 2007, the Company received an additional $0.1 million as a final distribution on the dissolution of the RTB.

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

The allowance for doubtful accounts balance as of December 31, 2007, 2006 and 2005 was $0.2 million, $0.6 million and $0.6 million, respectively. If the allowance for doubtful accounts is not adequate, it could have a material adverse effect on our liquidity, financial position and results of operations. The decrease in the reserve (above) and in net bad debt write-offs (below) during 2007 reflects changes in the handling of bad debt and related transactions under the amended Sprint Nextel management agreement.

The following table shows bad debt write-offs, net of recoveries, for the three-year period ended December 31, 2007:

	Year Ended December 31,
(in thousands)
	2007	2006	2005

PCS subscribers	$—	$3,208	$2,265
Interexchange carriers	—	106	20
Other subscribers and entities	(16)	229	273

Net bad debt write-offs	$(16)	$3,543	$2,558

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

Effective July 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables.” The EITF guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, are presumed to be a bundled transaction, and the consideration is measured and allocated to the separate units based on their relative fair values. The adoption of EITF 00-21 has required evaluation of each arrangement entered into by the Company for each sales channel. The Company will continue to monitor arrangements with its sales channels to determine if any changes in revenue recognition would need to be made in the future. Substantially all activation fee revenue and associated direct costs are recognized at the time the related wireless handset is sold and is classified as equipment revenue and cost of goods and services, respectively.

Under the Sprint Nextel Management Agreement, wireless service revenues are reported net of the 8% Management Fee and, since its imposition effective January 1, 2007, the 8.8% Net Service Fee retained by Sprint Nextel, in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

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

Other

The Company does not have any unrecorded off-balance sheet transactions or arrangements: however, the Company has commitments under operating leases and is subject to up to $0.5 million in capital calls under its investments.

Results of Continuing Operations

2007 Compared to 2006

Consolidated Results

The Company’s consolidated results for the years ended December 31, 2007 and 2006 are summarized as follows:

(in thousands)	Year Ended December 31,		Change
	2007	2006	$	%

Operating revenues	$141,183	$169,195	(28,012)	(16.6)
Operating expenses	109,998	148,021	(38,023)	(25.7)
Operating income	31,185	21,174	10,011	47.3
Other income (expense)	589	9,195	(8,606)	(93.6)
Income tax provision	12,971	12,370	601	4.9
Net income	$18,803	$17,922	881	4.9

Operating revenues

For the year ended December 31, 2007, operating revenue decreased $28.0 million, or 16.6%, due to the changes in the Company’s PCS segment as a result of the amendments to the management agreement with Sprint Nextel. Travel revenue and travel expenses, reported and settled on a gross basis in the past, are now settled net as a component of a Net Service Fee paid subsequent to January 1, 2007. The Net Service Fee, in addition to replacing the net travel settlements, also replaced several other fees and pass through costs historically recognized by PCS. See the PCS Segment Results section below for additional details of these changes.

Operating expenses

For the year ended December 31, 2007, operating expenses decreased $38.0 million, or 25.7%, primarily due to the changes in the Company’s PCS segment. For the year ended December 31, 2007, PCS operating expenses decreased $41.3 million, or 41.4%, while Telephone and Cable TV operating expenses increased $3.1 million and $1.3 million, respectively, principally due to costs associated with the early retirement offer announced in late 2006, and the cost of the share award distributed in December 2007 to management level employees. The Company recognized expenses associated with these two programs of approximately $4.8 million in 2007.

Other income (expense)

For the year ended December 31, 2006, other income (expense) included a $10.5 million pre-tax gain on the sale of RTB stock. For 2007 compared to 2006, gains on investments other than the RTB stock increased $0.7 million, non-operating income increased $0.7 million, and interest expense decreased $0.5 million.

Income tax provision

The Company’s effective tax rate increased slightly from 40.7% in 2006 to 40.8% in 2007.

Segment Results

PCS

(in thousands)	Year Ended December 31,		Change
	2007	2006	$	%

Segment operating revenues
Wireless service revenue	$80,054	$75,509	$4,545	6.0
Travel and roaming revenue	45	34,048	(34,003)	(99.9)
Equipment revenue	5,015	4,210	805	19.1
Other revenue	2,193	1,688	505	29.9

Total segment operating revenues	87,307	115,455	(28,148)	(24.4)

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	28,150	52,511	(24,361)	(46.4)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	15,226	32,958	(17,732)	(53.8)
Depreciation and amortization	15,107	14,326	781	5.5

Total segment operating expenses	58,483	99,795	(41,312)	(41.4)

Segment operating income	$28,824	$15,660	$13,164	84.1

The Company’s PCS  Subsidiary, as a Sprint PCS affiliate, provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia.

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

On March 13, 2007, the Company’s PCS Subsidiary and Sprint Nextel entered into a series of agreements (collectively, the “2007 Amendments”), the primary operational effects of which were to:

•

Amend, as of January 1, 2007, the existing management and services agreements with Sprint Nextel to further simplify the methods used to settle revenue and expenses between the Company and Sprint Nextel; and

•

Effective May 2007, transfer all Sprint Nextel operated Nextel store locations within the Company’s PCS service area to the Company’s PCS Subsidiary, with the Company to sell both Sprint PCS and Sprint Nextel iDEN phones and provide local customer service support for Sprint Nextel iDEN customers in the Company’s service area.

As a result of the 2007 Amendments, the basis upon which the Company and Sprint Nextel settle revenue and expenses, including travel, wholesale usage and roaming, and upon which the Company compensates Sprint Nextel for support services, such as customer service, billing, collections, long distance, national network operations support, inventory logistics support, national distribution and product development, has been simplified. As a result of the amendments, the Company and Sprint Nextel no longer settle such amounts; nor does the Company pay Sprint Nextel a fee per subscriber or a fee for each new subscriber added.

In lieu of such fees and the settling of revenues and expenses for use on each other’s networks, Sprint Nextel will retain a Net Service Fee equal to 8.8% of billed revenue (net of customer credits, account write-offs and other billing adjustments). This 8.8% Net Service Fee is in addition to the 8% Management Fee on billed revenue (net of customer credits, account write-offs and other billing adjustments) retained by Sprint Nextel under the management agreement. The Net Service Fee was designed to approximate the prior settlements adjusted to reflect new pricing for travel and CCPU and CPGA services (i.e., customer costs, service bureau, customer activation and billing). The Net Service Fee was set to be net of the cost to provide local customer service support to Sprint Nextel iDEN customers in the Company’s local PCS service area.

The Company had 346 PCS base stations in service at December 31, 2007, compared to 332 base stations in service at December 31, 2006. The increase in base stations was primarily the result of supplementing network capacity and expanding coverage in certain market areas.

The Company’s average PCS retail customer turnover, or churn rate, was 2.0% in 2007, compared to 1.9% in 2006. In 2007, allocated write-offs were 6.1% of PCS service revenues, compared to 4.2% bad debt write-offs as a percent of PCS service revenues in 2006. Management continues to monitor receivables, collection efforts and new subscriber credit ratings. As of December 31, 2007, the Company had 187,303 retail PCS subscribers compared to 153,503 subscribers at December 31, 2006. The PCS operation added 33,800 net retail customers in 2007 compared to 30,528 net retail subscribers added in 2006.

Operating Revenues

For 2007, wireless service revenue totaled $80.1 million and consisted of gross billings of $114.1 million and wholesale revenue of $0.1 million related to 2006, less credits and adjustments of $11.1 million, allocated write-offs of $6.9 million, management fee of $7.7 million and net service fee of $8.5 million. For 2006, wireless service revenue totaled $75.5 million and consisted of gross billings of $88.4 million and wholesale revenue of $3.0 million, less credits and adjustments of $9.6 million, and management fee of $6.4 million.

Gross billings for 2007 increased $25.7 million, or 29.1%, as a result primarily of the increase in the number of subscribers; credits and adjustments increased $1.5 million, or 15.6%, due to promotional incentives offered by Sprint Nextel in early 2007 and billing/service adjustments; management fees increased $1.3 million due to increased billings; and the allocated write-offs and the net service fee for 2007 are new components of wireless service revenue as a result of the 2007 Amendment. The wholesale revenue of $0.1 million in 2007 was recorded to true up 2006 accruals.

As a result of the 2007 Amendment, travel, data, long distance and wholesale revenues, totaling $37.1 million in 2006, are no longer recorded by the Company.

Equipment revenue increased $0.8 million in 2007 over 2006 as a result of increased sales of handsets to both new and upgrading customers.

Other revenue increased $0.5 million for 2007 compared to 2006. The increase resulted from revenue collected from Sprint Nextel associated with new customer activations.

Cost of goods and services

Cost of PCS goods and services decreased $24.4 million, or 46.4% in 2007, principally as a result of the effects of the 2007 Amendment. The 2007 Amendment eliminated $27.1 million in net costs, primarily travel and long distance costs of $27.3 million and other costs totaling $3.0 million, offset by lost handset subsidies of $3.2 million. The PCS segment also recorded $0.6 million of net credits in 2007 to true-up 2006 accruals for expenses previously settled with Sprint Nextel.

Cost of goods and services experienced increases due to the cost of the PCS phones sold to new and existing customers. The cost of end user equipment increased $1.7 million from 2006. Network costs increased $1.3 million in 2007 as the PCS segment added EVDO capability for high speed data transmission such as internet access to 52 tower sites during the fourth quarter of 2007, as well as adding 14 additional cell sites to expand our capacity and coverage footprint. The Company anticipates significant additional expenses in 2008 for additional cell sites and EVDO capability on additional tower sites. All other costs of goods and services increased $0.4 million over 2006.

Selling, general and administrative

Selling, general and administrative costs decreased $17.7 million, or 53.8%, compared to 2006. The decrease was primarily attributable to the elimination of $16.8 million in 2006 costs due to the 2007 Amendment, principally $11.1 million of customer service and billing provided by Sprint Nextel, and $5.7 million in commissions paid to third party and national retailers who activate customers in the Company’s PCS service area. The 2007 Amendment also impacted bad debt expense. The PCS segment recorded $3.3 million in bad debt expense during 2006; under the 2007 Amendment, bad debts are reflected as an offset against billed revenues (allocated write-offs). Allocated write-offs, at $6.9 million for 2007, have increased substantially. Due to the change in handling bad debts, the PCS segment reversed in 2007 the $0.5 million reserve for bad debts as of December 31, 2006.

Other components of selling, general and administrative expenses increased approximately $2.9 million over 2006. Significant increases included $1.0 million in commissions, $1.7 million in costs related to the 13 retail locations acquired from Sprint Nextel, and the PCS segment’s $0.7 million share of the cost of the December stock award. These increases were partially offset by $0.6 million in lower marketing and advertising costs.

Depreciation and amortization

Depreciation and amortization expense increased $0.8 million, or 5.5%, over 2006, due to capital investments to expand our network coverage and capacity, as well as for adding EVDO capability.

Telephone

(in thousands)	Year Ended December 31,		Change
	2007	2006	$	%

Segment operating revenues
Service revenue – wireline	$6,782	$6,856	$(74)	(1.1)
Access revenue	12,476	13,163	(687)	(5.2)
Facilities lease revenue	7,533	6,838	695	10.2
Equipment revenue	28	28	—	—
Other revenue	3,716	3,585	131	3.7

Total segment operating revenues	30,535	30,470	65	0.2

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	7,753	6,868	885	12.9
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	6,258	4,491	1,767	39.3
Depreciation and amortization	5,217	4,755	462	9.7

Total segment operating expenses	19,228	16,114	3,114	19.3

Segment operating income	$11,307	$14,356	$(3,049)	(21.2)

Shenandoah Telephone Company provides both regulated and unregulated telephone services and leases fiber optic facilities primarily throughout the northern Shenandoah Valley, and into the northern Virginia suburbs of Washington, DC.

In recent years, the trend amongst regulated local telephone service providers has been a decline in subscribers, principally due to competition from cable companies, other competitive providers, and consumer migration to wireless and DSL services eliminating secondary and often the primary access lines. The construction of new homes within Shenandoah County, combined with Shentel’s ownership of the overlapping cable franchise (which does not offer internet or voice service), appeared to have mitigated this trend. In 2007, access lines declined by 294, or 1.2%. Based on industry experience, the Company anticipates that the long-term trend toward declining telephone subscriber counts will continue for the foreseeable future.

Operating Revenues

Wireline service revenue decreased 1.1%, consistent with the 1.2% drop in access lines during the year.

Access revenue decreased $0.7 million, or 5.2%, in 2007 compared to 2006. Significant components included $0.3 million lower DSL revenue due to the adoption during 2007 of the NECA wholesale rate for DSL service, $0.2 million for the reversal of accruals for disputed charges for handling 1-800 calls; and $0.1 million in lower carrier access revenues.

Facility lease revenue increased $0.7 million to $7.5 million in 2007 primarily due to a new fiber lease with the Company’s cable television affiliate initiated during 2007, and additional circuits initiated in 2007 with the Company’s long distance affiliate.

Other revenue increased $0.1 million to $3.7 million in 2007, due to small increases in directory revenue and building rent.

Cost of goods and services

Cost of goods and services increased in 2007 by $0.9 million, or 12.9%, due to part of the Telephone segment’s share of early retirement costs.

Selling, general and administrative

Selling, general and administrative expense increased in 2007 by $1.8 million, or 39.3%, due to the remaining $1.3 million of the Telephone segment’s share of the early retirement costs (the Telephone segment’s total share of the early retirement costs was $2.2 million), plus Telephone’s $0.5 million share of the cost of the December stock award.

Depreciation expense

Depreciation expense increased $0.5 million, or 9.7%, over 2006. The Company accelerated depreciation on certain components of its fiber network that will be replaced to upgrade network capacity during 2008.

Converged Services

(in thousands)	Year Ended December 31,		Change
	2007	2006	$	%

Segment operating revenues
Service revenue – wireline	$10,255	$9,976	$279	2.8
Equipment and other revenue	959	691	268	38.8

Total segment operating revenues	11,214	10,667	547	5.1

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	8,712	8,662	50	0.6
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,802	4,347	455	10.5
Depreciation and amortization	5,923	5,103	820	16.1

Total segment operating expenses	19,437	18,112	1,325	7.3

Segment operating (loss)	$(8,223)	$(7,445)	$(778)	10.4

The Converged Services segment provides local and long distance voice, data and video services on an exclusive and non-exclusive basis to MDU communities throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee, Mississippi and Delaware.

The number of MDU properties served increased by ten during 2007 to 112 at December 31, 2007. The Company has been adding contracts with larger properties, while terminating contracts with smaller, less profitable properties. Four properties that the Company had expected to renew their expiring contracts chose not to do so during second quarter of 2006.

Operating Revenues

Service revenue increased $0.3 million for 2007. Video revenue increased by $0.7 million and internet revenue increased $0.2 million, compared to 2006, while voice revenue declined by $0.6 million as college students migrate to wireless phone service.

Equipment and other revenue increased $0.3 million principally due to one-time revenues on projects where the Company installed certain equipment as a convenience to the property owners and billed the properties for the installations. The cost of the projects is included in cost of goods and services. The Company recognized minimal gross profit on these projects.

Selling, general and administrative

Selling, general and administrative expenses increased $0.5 million, or 10.5%, in 2007 over 2006, due to increases in bad debt expense and legal costs.

Depreciation and amortization

Depreciation and amortization expense increased $0.8 million, or 16.1%, in 2007 over 2006. The increase reflects depreciation on additional capital spending for new properties in 2006 and 2007, the increase in 2007 expense over 2006 related to shortened lives on certain phone system assets initiated in late 2006, offset by the absence of accelerated depreciation in 2006 relating to four MDU’s that elected not to renew their contracts for service.

Mobile

(in thousands)	Year Ended December 31,		Change
	2007	2006	$	%

Segment operating revenues
Tower lease revenue-affiliate	$2,216	$1,656	$560	33.8
Tower lease revenue-non-affiliate	3,704	3,412	292	8.6
Other revenue	243	183	60	32.8

Total segment operating revenues	6,163	5,251	912	17.4

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	1,867	1,595	272	17.1
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	762	686	76	11.1
Depreciation and amortization	923	878	45	5.1

Total segment operating expenses	3,552	3,159	393	12.4

Segment operating income	$2,611	$2,092	$519	24.8

The Mobile segment provides tower rental space to affiliated and non-affiliated companies throughout the Company’s four state PCS market, and paging services throughout the northern Shenandoah Valley.

At December 31, 2007, the Mobile segment had 114 towers and 167 non-affiliate tenants compared to 112 towers and 151 non-affiliate tenants at December 31, 2006.

Operating revenues

The increase in tower lease revenue – affiliate resulted from changes in lease rates implemented during the second quarter of 2007, to better reflect market conditions for tower leases. The offsetting expense is within the PCS segment.

Tower lease revenue non-affiliate increased due to additional leases entered into during 2007.

The increase in other revenue resulted from site application and similar costs billed to potential tenants.

Operating expenses

The increase in cost of goods and services reflects increased rent and power costs for tower sites ($0.1 million) and higher maintenance and repair costs ($0.1 million).

The increase in selling, general and administrative expenses primarily reflects increased allocations of internal costs reflecting higher levels of activity at Mobile (see above comments), offset by a refund of sales tax charged in prior years on tower rents.

Cable Television

(in thousands)	Year Ended December 31,		Change
	2007	2006	$	%

Segment operating revenues
Service revenue	$4,573	$4,611	$(38)	(0.8)
Equipment and other revenue	485	386	99	25.6

Total segment operating revenues	5,058	4,997	61	1.2

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	4,161	3,241	920	28.4
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,659	1,200	459	38.3
Depreciation and amortization	1,050	1,104	(54)	(4.9)

Total segment operating expenses	6,870	5,545	1,325	23.9

Segment operating loss	$(1,812)	$(548)	$(1,264)	230.7

The Cable Television segment provides analog, digital and high-definition television signals under franchise agreements within Shenandoah County, Virginia. As of December 31, 2007, it served 8,303 subscribers, down 137 from December 31, 2006. Increases in digital subscribers were offset by losses in basic customers.

Operating revenues

Service revenue decreased slightly in 2007 from 2006 due to the overall decline in subscribers. The increase in equipment and other revenue resulted from an increase in advertising revenue.

Cost of goods and services

Cost of goods and services increased primarily due to costs associated with the new high-definition television service initiated at the beginning of 2007. The Company spent $0.3 million more in 2007 for converter boxes (that allow the subscriber to receive the hi-def signals), an additional $0.2 million on programming costs, and $0.2 million for additional network costs to transmit signals over the network. The Cable segment’s costs included $0.2 million for a portion of its share of the early retirement costs incurred during 2007.

Selling, general and administrative expenses

Selling, general and administrative expenses increased due to $0.3 million in additional marketing and customer service costs for the hi-def roll out in the beginning of the year, and to $0.2 million for the remaining portion of the Cable segment’s share of early retirement costs.

2006 Compared to 2005

Consolidated Results

The Company’s consolidated results for the years ended December 31, 2006 and 2005 are summarized as follows:

(in thousands)	Year Ended December 31,		Change
	2006	2005	$	%

Operating revenues	$169,195	$146,391	22,804	15.6
Operating expenses	148,021	127,015	21,006	16.5
Operating income	21,174	19,376	1,798	9.3
Other income (expense)	9,195	(1,925)	11,120	n/m
Income tax provision	12,370	6,716	5,654	84.2
Net income	$17,922	$10,735	7,187	66.9

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

Segment Results

PCS

(in thousands)	Year Ended December 31,		Change
	2006	2005	$	%

Segment operating revenues
Wireless service revenue	$75,509	$61,606	$13,903	22.6
Travel and roaming revenue	34,048	27,220	6,828	25.1
Equipment revenue	4,210	3,459	751	21.7
Other revenue	1,688	2,134	(446)	(20.9)

Total segment operating revenues	115,455	94,419	21,036	22.3

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	52,511	43,149	9,362	21.7
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	32,958	28,848	4,110	14.2
Depreciation and amortization	14,326	12,692	1,634	12.9

Total segment operating expenses	99,795	84,689	15,106	17.8

Segment operating income	$15,660	$9,730	$5,930	60.9

The Company had 332 PCS base stations in service at December 31, 2006, compared to 311 base stations in service at December 31, 2005. The increase in base stations was primarily the result of supplementing network capacity and further extending coverage along more heavily traveled secondary roads in the Company’s market areas.

Through Sprint Nextel prior to the 2007 Amendments, the Company received revenue from wholesale resellers of wireless PCS service. These resellers paid a flat rate per minute of use for all traffic their subscribers generate on the Company’s network. The Company’s cost to handle this traffic is the incremental cost to provide the necessary network capacity.

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

Telephone

(in thousands)	Year Ended December 31,		Change
	2006	2005	$	%

Segment operating revenues
Service revenue – wireline	$6,856	$6,850	$6	0.1
Access revenue	13,163	12,801	362	2.8
Facilities lease revenue	6,838	6,155	683	11.1
Equipment revenue	28	17	11	64.7
Other revenue	3,585	3,171	414	13.1

Total segment operating revenues	30,470	28,994	1,476	5.1

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	6,868	6,620	248	3.7
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,491	5,313	(822)	(15.5)
Depreciation and amortization	4,755	4,430	325	7.3

Total segment operating expenses	16,114	16,363	(249)	(1.5)

Segment operating income	$14,356	$12,631	$1,725	13.7

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

Selling, general and administrative

Selling, general and administrative expense decreased in 2006 by $0.8 million, or 15.5%, due to lower allocated overhead costs.

Converged Services

(in thousands)	Year Ended December 31,		Change
	2006	2005	$	%

Segment operating revenues
Service revenue – wireline	$9,976	$9,631	$345	3.6
Equipment revenue	146	12	134	n/m
Other revenue	545	179	366	204.5

Total segment operating revenues	10,667	9,822	845	8.6

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	8,662	7,275	1,387	19.1
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,347	3,886	461	11.9
Depreciation and amortization	5,103	2,575	2,528	98.2

Total segment operating expenses	18,112	13,736	4,376	31.9

Segment operating (loss)	$(7,445)	$(3,914)	$(3,531)	90.2

The number of Converged Services properties served declined by seven during 2006 to 102 at December 31, 2006, as the Company focused on integrating NTC’s operations by eliminating smaller unprofitable properties, while signing new contracts for properties that offer a better profit potential. Four properties that the Company had expected to renew their expiring contracts chose not to do so during second quarter of 2006. The Company also capitalized approximately $0.9 million during 2006 in connection with capital projects to improve its customer service interface and billing systems to support future growth in the Converged Services segment.

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

Cost of goods and services

Cost of goods and services reflects the cost of purchasing video and voice services, the network costs to provide Internet services to customers and network maintenance and repair. Costs of goods and services increased $1.4 million, or 19.1%, in 2006 compared to 2005. Major components of the increase included $0.4 million in losses on asset disposals; allocated costs of $0.4 million; and $0.4 million in other network costs.

Selling, general and administrative

Selling, general and administrative expenses increased $0.5 million, or 11.9%, in 2006 over 2005, primarily reflecting increased allocated costs, offset by a reduction of $0.1 million in net bad debt expenses.

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

Mobile

(in thousands)	Year Ended December 31,		Change
	2006	2005	$	%

Segment operating revenues
Tower lease revenue-affiliate	$1,656	$1,386	$270	19.5
Tower lease revenue-non-affiliate	3,412	3,147	265	8.4
Other revenue	183	146	37	25.3

Total segment operating revenues	5,251	4,679	572	12.2

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	1,595	1,414	181	12.8
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	686	560	126	22.5
Depreciation and amortization	878	713	165	23.1

Total segment operating expenses	3,159	2,687	472	17.6

Segment operating income	$2,092	$1,992	$100	5.0

At December 31, 2006, the Mobile segment had 113 towers and 152 non-affiliate tenants compared to 99 towers and 151 non-affiliate tenants at December 31, 2005. Changes in revenue and expenses are directly related to changes in the number of towers and tenants.

Cable Television

(in thousands)	Year Ended December 31,		Change
	2006	2005	$	%

Segment operating revenues
Service revenue	$4,611	$4,675	$(64)	(1.4)
Equipment and other revenue	386	357	29	8.1

Total segment operating revenues	4,997	5,032	(35)	(0.7)

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	3,241	3,121	120	3.8
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,200	1,114	86	7.7
Depreciation and amortization	1,104	1,052	52	4.9

Total segment operating expenses	5,545	5,287	258	4.9

Segment operating loss	$(548)	$(255)	$(293)	(114.9)

As of December 31, 2006, the Cable Television segment served 8,440 subscribers, down 244 from December 31, 2005. Increases in economy and digital subscribers were offset by losses in basic customers.

Operating revenues

Service revenue decreased slightly in 2006 from 2005 due to the overall decline in subscribers. The increase in equipment and other revenue resulted from an increase in equipment sold.

Operating expenses

Cost of goods and services increased primarily due to maintenance and repair expenditures in 2006, offset in part by lower network costs.

Selling, general and administrative expenses increased due to higher bad debt and license fees in 2006.

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

Sources and Uses of Cash. The Company generated $43.7 million of net cash from operations in 2007, a $9.4 million increase from $34.4 million generated in 2006. The primary change in cash from operations was the absence of the $10.5 million non-operating gain from the sale of RTB stock in 2006. Materials and supplies increased in 2007 to support the addition of 13 additional retail PCS stores. Accounts receivable growth slowed in 2006 as increased receivables at PCS were offset by declines at Converged Services and Telephone. Changes between 2005 and 2006 in prepaids, deferrals and accruals relate to increases in pension liabilities offset by decreases in accrued compensation.

In 2007, the Company used $30.6 million of cash in investing activities. Purchase and construction of plant and equipment increased to $29.1 million in 2007, as the Company increased capital spending in its PCS segment following the resolution of uncertainties concerning the status of our relationship with Sprint Nextel. The Company added EVDO data carrying capacity to 52 PCS sites during 2007, and added 14 cell sites to expand our coverage footprint. The 2007 increase in purchases of investment securities results from the decision to fund a rabbi trust in connection with the Executive Supplemental Retirement Plan. In 2006, the Company used $9.8 million in investing activities, including $21.2 million used for the purchase and construction of plant and equipment for the operation of the Company’s businesses, offset by $11.3 million received on the sale of the RTB stock. Capital spending in 2006 was $8.9 million lower than 2005 spending of $30.1 million, which included $29.5 million for the purchase and construction of plant and equipment. The Company reduced certain capital expenditures in the PCS segment during 2006 due to uncertainty as to any potential changes in the status of the PCS subsidiary.

Net cash used in financing was $9.3 million in 2007, compared to $13.6 million in 2006 and $18.7 million in 2005. In 2007, the Company made $4.1 million in scheduled debt payments, and increased the dividend over 2006. In 2005, the Company made an unscheduled payment on the revolving debt facility of $12 million, in addition to the scheduled principal payments of $4.4 million on the term debt facilities. In 2006, the Company paid down the remaining $1.2 million outstanding balance of the revolving debt facility, paid off $4.7 million in borrowings with the RTB and Rural Utilities Service (“RUS”), and made approximately $4.0 million in scheduled principal payments on the outstanding CoBank debt. The dividend increased by $1.8 million in 2006 over 2005 as the Company paid a special dividend from the gain on the sale of the RTB stock.

In 2007, the Company received $1.0 million in cash for the exercise of incentive stock options, compared to $1.4 million in 2006 and $1.2 million in 2005. The Company also recognized $156 thousand and $228 thousand in excess tax benefits on stock option exercises during 2007 and 2006, respectively.

Discontinued operations generated cash of $5.0 million in 2005, the result of the settlement of the escrow account established in 2003, in the sale of the Virginia 10 RSA Cellular Partnership interest.

Indebtedness. At December 31, 2007, the Company’s indebtedness totaled $21.9 million and the annualized overall weighted average rate of such indebtedness was approximately 7.6%.

On November 30, 2004, the Company amended the terms of its Master Loan Agreement with CoBank, ACB to provide for a $15 million revolving reducing credit facility. Under the terms of the amended credit facility, the Company was able to borrow up to $15 million for use in connection with the acquisition of NTC Communications LLC and other corporate purposes. The revolving credit facility has a 12-year term with scheduled quarterly payments beginning June 2006. Availability under this facility decreased each quarter by $312,500 since December 31, 2004; as of December 31, 2007, availability totaled $11.3 million. Borrowings under the facility accrue interest at an adjustable rate that can be converted to a fixed rate at the Company’s option. Repayment of the revolving credit facility is secured by a pledge of the stock of all of the subsidiaries of the Company. In May 2005, the Company made an unscheduled $12.0 million payment on the revolving debt facility, from funds invested in short-term cash investments, to reduce interest expense; the remaining balance of $1.2 million was re-paid in the first quarter of 2006.

The outstanding balance of the CoBank term loan is $21.7 million at December 31, 2007, all of which is at fixed rates ranging from approximately 6.67% to 8.05%. The stated rate excludes patronage credits that are received from CoBank. These patronage credits are a distribution of profits from CoBank, which is a cooperative required to distribute its profits to its members. During the first quarter of 2007 and 2006, the Company received patronage credits of approximately 100 basis points each on its outstanding CoBank debt balance. The CoBank term facility matures in 2013 and requires monthly payments of approximately $350 thousand plus interest.

The CoBank loan agreements have three financial covenants that are measured on a trailing 12-month basis and are calculated on continuing operations. At December 31, 2007, the ratio of total debt to operating cash flow, which must be 2.5 or lower, was 0.4; the equity to total assets ratio, which must be 35% or higher, was 68.22%; and the ratio of operating cash flow to scheduled debt service, which must exceed 2.0, was 7.54. The Company was in compliance with all covenants at December 31, 2007.

As of December 31, 2005, the Company had loans from the RTB and the RUS totaling $4.7 million at fixed rates ranging from 5.0% to 6.0%. During September 2006, the Company re-paid approximately $4.5 million of the outstanding RUS and RTB loans. The remaining RUS Economic Development loan does not bear interest and has no stated maturity.

On August 4, 2005, the board of directors of the Rural Telephone Bank adopted resolutions for the purpose of dissolving RTB as of October 1, 2005. The Company held 10,821,770 shares of Class B and Class C RTB Common Stock ($1.00 par value) which was reflected on the Company’s books at $796,000 under the cost method at December 31, 2005. In 2006, the Company received $11.3 million in proceeds, and recognized a gain of approximately $6.4 million, net of tax, related to the dissolution of the RTB and the redemption of the stock, and in 2007, received a final distribution from the RTB of $0.1 million.

Contractual Commitments. The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to its various long-term debt facilities, and non-cancelable operating lease agreements for retail space, tower space and cell sites. Expected future minimum contractual cash obligations for the next five years and in the aggregate at December 31, 2007, are as follows:

Payments due by periods

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt principal	$21,907	$4,248	$8,960	$6,623	$2,076
Interest on long–term debt	4,245	1,494	1,985	717	49
Retirement plan contributions (1)	2,424	2,424	—	—	—
Operating leases (2)	46,769	6,358	11,712	7,750	20,949
Marketing assistance payments (3)	204	68	114	21	1
Capital calls on investments	500	500	—	—	—
Purchase obligations (4)	1,271	1,271	—	—	—

Total obligations	$77,320	$16,363	$22,771	$15,111	$23,075

1)	Represents expected contributions to the qualified pension plan.

2)	Amounts include payments over reasonably assured renewals. See Note 13 to the consolidated financial statements appearing elsewhere in this report for additional information.

3)

Represents required payments to property owners for Converged Services to provide services to certain MDU communities. Does not include variable revenue sharing amounts that could total up to approximately $473 thousand annually.

4)	Represents open purchase orders at December 31, 2007.

The Company expects to settle its qualified defined benefit pension plan during 2008. Funds to settle the accumulated benefits will come from the assets of the plan.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. The Company spent $29.1 million on capital projects in 2007, an increase from the $21.2 million spent in 2006, but comparable to the $29.5 million spent in 2005. The Company postponed certain PCS related spending in 2006, due to uncertainty as to the potential change in the status of the PCS subsidiary.

Capital expenditures budgeted for 2008 total approximately $64.7 million. The increase over 2007 spending largely consists of spending to add capacity and network coverage to our PCS network, new towers in our Mobile segment to support the expansion of PCS network coverage, and buildouts for MDU complexes in our Converged Services segment, in addition to on-going spending to expand our digital cable capabilities and upgrade our fiber networks, and construct a new warehouse for our Telephone segment, among many other projects.

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

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued two statements, SFAS 141 (Revised 2007), Business Combinations (“SFAS 141 Revised”), and SFAS 160, Non-Controlling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 (“SFAS 160”). These two statements, which become effective January 1, 2009, change the accounting for transactions where one entity acquires all, or a substantial portion of, the ownership interests in another entity. SFAS 160 will also change the accounting for and presentation of those ownership interests not acquired in prior business combinations (formerly, minority interests). As the Company currently has no non-controlling interests subject to SFAS 160, and as SFAS 141 Revised does not change the accounting for any prior acquisitions, these statements have no impact upon the Company’s historical financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes. The Company’s interest rate risk generally involves three components. The first component is outstanding debt with variable rates. As of December 31, 2007, the Company had no variable rate debt outstanding. All of the Company’s outstanding debt has fixed rates through maturity. A 10.0% increase in interest rates would decrease the fair value of the Company’s total debt by approximately $0.4 million, while the estimated fair value of the fixed rate debt was approximately $22.5 million as of December 31, 2007.

The second component of interest rate risk consists of temporary excess cash, which can be invested in various short-term investment vehicles such as overnight repurchase agreements and Treasury bills with a maturity of less than 90 days. The cash is currently invested in an institutional cash management fund that has limited interest rate risk. Management continues to evaluate the most beneficial use of these funds.

The third component of interest rate risk is marked increases in interest rates that may adversely affect the rate at which the Company may borrow funds for growth in the future. Management does not believe that this risk is currently significant because the Company’s existing sources of liquidity are adequate to provide cash for operations, payment of debt and near-term capital projects.

Management does not view market risk as having a significant impact on the Company’s results of operations, although future results could be adversely affected if interest rates were to increase significantly for an extended period and the Company were to require external financing. The Company’s investments in publicly traded stock and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Executive Supplemental Retirement Plan. General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

As of December 31, 2007, the Company has $7.3 million invested in privately held companies directly or through investments with portfolio managers. Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability. The Company’s market risk is limited to the funds previously invested and an additional $0.5 million committed under contracts the Company has signed with portfolio managers.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-2 through F-34.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2007. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-K, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s evaluation under the COSO framework of our internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

KPMG LLP, an independent registered public accounting firm, which audited the Company’s financial statements included in this Annual Report, has issued a report on the effectiveness of the Company’s internal control over financial reporting, which is included in Item 8 of this Annual Report.

(c) Changes in Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting During 2007 Fourth Quarter

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this Item 11 is incorporated herein by reference to the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item 12 is incorporated herein by reference to the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

Information responsive to this Item 13 is incorporated herein by reference to the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-34 of this report and are incorporated by reference in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the three years ended December 31, 2007

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three years ended December 31, 2007

Consolidated Statements of Cash Flows for the three years ended December 31, 2007

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

Exhibits Index

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Shenandoah Telecommunications Company filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2007.

3.2	Shenandoah Telecommunications Company Bylaws, as amended, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 18, 2007.

4.1

Rights Agreement, dated as of February 8, 2008 between the Company and American Stock Transfer & Trust Company filed as Exhibit 4.1 to the Company’s Current Report on Form 8- K, dated January 25, 2008.

4.2	Shenandoah Telecommunications Company Dividend Reinvestment Plan filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-74297).

*4.3	Specimen representing the Common Stock, no par value, of Shenandoah Telecommunications Company.

10.1	Shenandoah Telecommunications Company Stock Incentive Plan filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-21733).

10.2	Shenandoah Telecommunications Company Dividend Reinvestment Plan filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3D (No. 333-74297).

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

10.14	Supplemental Executive Retirement Plan as amended and restated, filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K dated March 23, 2007.

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

10.31

Addendum VII dated March 13, 2007 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., Wireless Co., L.P., APC PCS, LLC, Phillieco, L.P., and Shenandoah Personal Communications Company, filed as Exhibit 10.31 to the Company’s Report on Form 10-K for the year ended December 31, 2006.

10.32

Settlement Agreement and Mutual Release dated March 13, 2007 by and among Sprint Nextel Corporation, Sprint Spectrum L.P., Wireless Co., L.P., Sprint Communications Company L.P., APC PCS, LLC, Phillieco, L.P., and Shenandoah Personal Communications

Company and Shenandoah Telecommunications, filed as Exhibit 10.32 to the Company’s Report on Form 10-K for the year ended December 31, 2006.

10.33	Form of Performance Share Award to Executives filed as Exhibit 10.33 to the Company’s Current Report on Form 8-K dated September 20, 2007.

10.34	Letter Agreement with CoBank, ACB dated July 1, 2007, filed as Exhibit 10.34 to the Company’s Report on Form 10-Q for the period ended September 30, 2007.

10.35	Letter Agreement with CoBank, ACB dated October 26, 2007 and effective as of July 1, 2007 filed as Exhibit 10.35 to the Company’s Report on Form 10-Q for the period ended September 30, 2007.

10.36	Addendum VIII to the Sprint Management Agreement dated November 19, 2007, filed as Exhibit 10.36 to the Company’s Current Report on Form 8-K dated November 20, 2007.

*21	List of Subsidiaries.

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of President and Chief Executive Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*31.2	Certification of Vice President and Chief Financial Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY

March 12, 2008	By: /S/ CHRISTOPHER E. FRENCH

Christopher E. French, President
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/CHRISTOPHER E. FRENCH	President & Chief Executive Officer,
Director (Principal Executive Officer)
March 12, 2008
Christopher E. French

/s/ADELE M. SKOLITS	Vice President – Finance and Chief Financial Officer
(Principal Financial Officer and
March 12, 2008	Principal Accounting Officer)
Adele M. Skolits

/s/DOUGLAS C. ARTHUR	Director

March 12, 2008
Douglas C. Arthur

/s/KEN L. BURCH	Director

March 12, 2008
Ken L. Burch

/s/TRACY FITZSIMMONS	Director

March 12, 2008
Tracy Fitzsimmons

/s/ RICHARD L. KOONTZ, JR.	Director

March 12, 2008
Richard L. Koontz, Jr.

/s/DALE S. LAM	Director

March 12, 2008
Dale S. Lam

/s/ JONELLE ST. JOHN	Director

March 12, 2008
Jonelle St. John

/s/WILLIAM A. TRUBAN, JR.	Director

March 12, 2008
William A. Truban, Jr.

/s/JAMES E. ZERKEL II	Director

March 12, 2008
James E. Zerkel II

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Shenandoah Telecommunications Company:

We have audited Shenandoah Telecommunications Company and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 12, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
March 12, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Shenandoah Telecommunications Company:

We have audited the accompanying consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shenandoah Telecommunications Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 10 to the consolidated financial statements, the Company changed its method of accounting for share-based payment in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
March 12, 2008

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
in thousands

ASSETS	2007	2006

Current Assets
Cash and cash equivalents	$17,245	$13,440
Accounts receivable, net	12,338	11,611
Income taxes receivable	3,762	—
Materials and supplies	4,664	2,499
Prepaid expenses and other	2,221	2,016
Deferred income taxes	906	1,297

Total current assets	41,136	30,863

Investments
Investments carried at fair value	2,602	—
Other investments	7,334	7,075

Total investments	9,936	7,075

Property, Plant and Equipment
Plant in service	289,279	267,622
Plant under construction	11,343	6,439

	300,622	274,061
Less accumulated amortization and depreciation	145,198	118,417

Net property, plant and equipment	155,424	155,644

Other Assets
Intangible assets, net	2,331	2,799
Cost in excess of net assets of businesses acquired	9,852	9,852
Deferred charges and other assets, net	2,845	1,487

Other assets, net	15,028	14,138

Total assets	$221,524	$207,720

See accompanying notes to consolidated financial statements.
(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
in thousands

LIABILITIES AND SHAREHOLDERS’ EQUITY	2007	2006

Current Liabilities
Current maturities of long-term debt	$4,248	$4,109
Accounts payable	6,073	7,364
Advanced billings and customer deposits	5,455	4,975
Accrued compensation	3,098	1,974
Income taxes payable	—	23
Accrued liabilities and other	5,182	2,835

Total current liabilities	24,056	21,280

Long-term debt, less current maturities	17,659	21,907

Other Long-Term Liabilities
Deferred income taxes	20,970	22,515
Pension and other	5,000	4,303
Deferred lease payable	2,715	2,526

Total other liabilities	28,685	29,344

Commitments and Contingencies

Shareholders’ Equity
Common stock, no par value, authorized 48,000 shares; issued and outstanding 23,509 shares in 2007 and 23,284 shares in 2006	14,691	11,322
Retained earnings	138,172	125,690
Accumulated other comprehensive loss, net of tax	(1,739)	(1,823)

Total shareholders’ equity	151,124	135,189

Total liabilities and shareholders’ equity	$221,524	$207,720

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2007, 2006 and 2005
in thousands, except per share amounts

	2007	2006	2005

Operating revenues	$141,183	$169,195	$146,391

Operating expenses
Cost of goods and services, exclusive of depreciation and
amortization shown separately below	48,210	72,075	60,791
Selling, general and administrative, exclusive of depreciation
and amortization shown separately below	32,590	48,656	43,842
Depreciation and amortization	29,198	27,290	22,382

Total operating expenses	109,998	148,021	127,015

Operating income	31,185	21,174	19,376

Other income (expense)
Interest expense	(1,873)	(2,362)	(3,076)
Gain (loss) on investments, net	839	10,644	(152)
Non-operating income, net	1,623	913	1,303

Income before income taxes and cumulative effect of a
change in accounting	31,774	30,369	17,451
Income tax expense	12,971	12,370	6,716

Net income before cumulative effect of a change in
accounting	18,803	17,999	10,735
Cumulative effect of a change in accounting,
net of income taxes	—	(77)	—

Net income	$18,803	$17,922	$10,735

Income per share:
Basic net income per share:
Net income before cumulative effect of a change in
accounting	$0.80	$0.77	$0.47
Cumulative effect of a change in accounting, net of
income taxes	—	—	—

	$0.80	$0.77	$0.47

Weighted average shares outstanding, basic	23,365	23,157	22,977

Diluted net income per share:
Net income before cumulative effect of a change in
accounting	$0.80	$0.77	$0.46
Cumulative effect of a change in accounting, net of
income taxes	—	—	—

	$0.80	$0.77	$0.46

Weighted average shares outstanding, diluted	23,497	23,331	23,109

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31, 2007, 2006 and 2005
in thousands, except per share amounts

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2004	22,890	$6,319	$106,373	$65	$112,757
Comprehensive income:
Net income	—	—	10,735	—	10,735
SERP additional minimum pension liability	—	—	—	(104)	(104)
Net unrealized change in securities available-for-sale, net of tax of $(40)	—	—	—	(65)	(65)

Total comprehensive income					10,566

Dividends declared ($0.15 per share)	—	—	(3,532)	—	(3,532)
Stock based compensation	—	347	—	—	347
Common stock issued through exercise of incentive stock options	171	1,169	—	—	1,169
Excess tax benefit from stock options exercised	—	293	—	—	293

Balance, December 31, 2005	23,061	$8,128	$113,576	$(104)	$121,600
Comprehensive income:
Net income	—	—	17,922	—	17,922
SERP additional minimum pension liability	—	—	—	104	104
Net unrealized loss from pension plans, net of tax	—	—	—	(1,823)	(1,823)

Total comprehensive income					16,203

Dividends declared ($0.25 per share)	—	—	(5,808)	—	(5,808)
Dividends reinvested in common stock	31	474	—	—	474
Common stock repurchased from dividend reinvestment plan participants	—	(6)	—	—	(6)
Stock based compensation	—	94	—	—	94
Conversion of liability classified awards to equity classified awards	—	1,037	—	—	1,037
Common stock issued through exercise of incentive stock options	192	1,368	—	—	1,368
Net excess tax benefit from stock options exercised	—	227	—	—	227

Balance, December 31, 2006	23,284	$11,322	$125,690	$(1,823)	$135,189

(Continued)

Comprehensive income:
Net income	—	—	18,803	—	18,803
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	—	—	—	476	476
Net unrealized loss from pension plans, net of tax	—	—	—	(392)	(392)

Total comprehensive income					18,887

Dividends declared ($0.27 per share)	—	—	(6,321)	—	(6,321)
Dividends reinvested in common stock	23	518	—	—	518
Common stock repurchased	(26)	(636)	—	—	(636)
Stock based compensation	—	153	—	—	153
Common stock issued for share awards	98	2,075	—	—	2,075
Conversion of liability classified awards to equity classified awards	—	55	—	—	55
Common stock issued through exercise of incentive stock options	130	1,048	—	—	1,048
Net excess tax benefit from stock options exercised	—	156	—	—	156

Balance, December 31, 2007	23,509	$14,691	$138,172	$(1,739)	$151,124

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005
in thousands

	2007	2006	2005

Cash Flows from Operating Activities from Continuing Operations
Net income	$18,803	$17,922	$10,735
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Cumulative effect of change in accounting principle	—	77	—
Depreciation	28,603	26,459	21,920
Amortization	595	831	462
Stock based compensation expense	2,321	350	347
Excess tax benefits on stock option exercises	(156)	(228)	—
Deferred income taxes	(1,208)	(1,693)	(1,511)
Loss on disposal of equipment	704	1,396	383
Unrealized loss on investments carried at fair value	90	—	—
Net gain on disposal of investments	—	(10,542)	(74)
Net gain from patronage and equity investments	(1,038)	(206)	(8)
Other	(1,195)	915	(962)
Changes in assets and liabilities, exclusive of acquired businesses:
(Increase) decrease in:
Accounts receivable	(727)	254	(2,374)
Materials and supplies	(2,165)	203	(589)
Increase (decrease) in:
Accounts payable	(995)	436	925
Deferred lease payable	189	296	353
Other prepaids, deferrals and accruals	(78)	(2,120)	2,642

Net cash provided by operating activities from continuing operations	$43,743	$34,350	$32,249

Cash Flows From Investing Activities
Purchase and construction of plant and equipment	$(29,084)	$(21,195)	$(29,527)
Proceeds from sale of equipment	403	323	147
Acquisition of businesses, net of cash acquired	—	—	(600)
Purchase of investment securities	(2,872)	(453)	(536)
Proceeds from investment activities	959	11,489	403

Net cash used in investing activities from continuing operations	$(30,594)	$(9,836)	$(30,113)

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005
in thousands

	2007	2006	2005

Cash Flows From Financing Activities
Principal payments on long-term debt	$(4,109)	$(8,725)	$(4,373)
Payments on lines of credit	—	(1,177)	(12,000)
Dividends paid	(5,803)	(5,334)	(3,532)
Repurchase of stock	(636)	(6)	—
Excess tax benefits on stock option exercises	156	228	—
Proceeds from exercise of incentive stock options	1,048	1,368	1,169

Net cash used in financing activities from continuing operations	$(9,344)	$(13,646)	$(18,736)

Net cash provided by (used in) continuing operations	$3,805	$10,868	$(16,600)
Net cash provided by operating activities from discontinued operations	—	—	5,000

Net increase (decrease) in cash and cash equivalents	$3,805	$10,868	$(11,600)
Cash and cash equivalents:
Beginning	13,440	2,572	14,172

Ending	$17,245	$13,440	$2,572

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest, net of capitalized interest of $20 in 2007, $19 in 2006, and $20 in 2005	$1,912	$2,362	$3,072

Income taxes	$17,782	$12,960	$6,296

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of business: Shenandoah Telecommunications Company and its subsidiaries (collectively, the “Company”) provide telephone service, wireless personal communications service (“PCS”) under the Sprint brand name, cable television, unregulated communications equipment sales and services, Internet access, and paging services. In addition, the Company leases towers and operates and maintains an interstate fiber optic network. The Company, through its subsidiary Shentel Converged Services, provides local and long distance voice, video, and Internet services on an exclusive and non-exclusive basis to multi-dwelling unit (“MDU”) communities (primarily off-campus college student housing) throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee, Mississippi and Delaware. The Company’s other operations are located in the four-state region surrounding the Northern Shenandoah Valley of Virginia. Pursuant to a management agreement with Sprint Nextel Communications Company and its related parties (collectively, “Sprint Nextel”), the Company is the exclusive Sprint PCS Affiliate providing wireless mobility communications network products and services on the 1900 megahertz spectrum range in the geographic area extending from Altoona, Harrisburg and York, Pennsylvania, south through Western Maryland, and the panhandle of West Virginia, to Harrisonburg, Virginia. The Company is licensed to use the Sprint brand name in this territory, and operates its network under the Sprint Nextel radio spectrum license (See Note 7).

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

Cash and cash equivalents: The Company considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times, these investments may be in excess of FDIC insurance limits. Cash equivalents (comprised entirely of institutional cash management funds at December 31, 2007) were $14.8 million and $12.6 million at December 31, 2007 and 2006, respectively.

Accounts receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and industry and local economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances meeting specific criteria are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable are concentrated among customers within the Company’s geographic service area and large telecommunications companies. As of December 31, 2006, the Company’s allowance for doubtful accounts included $0.5 million related to PCS. Due to the changes in the Sprint Nextel agreement described below, the Company reversed this balance during 2007. Changes in the allowance for doubtful accounts for trade accounts receivable for the years ended December 31, 2007, 2006 and 2005 are summarized below (in thousands):

	2007	2006	2005

Balance at beginning of year	$583	$573	$351
Bad debt expense	(439)	3,553	2,780
Losses charged to allowance	(148)	(3,753)	(2,839)
Recoveries added to allowance	164	210	281

Balance at end of year	$160	$583	$573

Investments: The classifications of debt and equity securities are determined by management at the date individual investments are acquired. The appropriateness of such classification is periodically reassessed. The Company monitors the fair value of all investments, and based on factors such as market conditions, financial information and industry conditions, the Company will reflect impairments in values as is warranted. The classification of those securities and the related accounting policies are as follows:

Investments Carried at Fair Value: Investments in stock and bond mutual funds and investment trusts held within the Company’s rabbi trust, which is related to the Company’s unfunded Supplemental Executive Retirement Plan, are reported at fair value. The Company adopted SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities” during 2007, and in accordance with its terms, elected to value these securities at market value and reflect unrealized gains and losses in earnings (rather than in equity as a component of other comprehensive income).

Other Investments:

Investments Carried at Cost: Investments in common stock in which the Company does not have a significant ownership (less than 20%) and for which there is no ready market, are carried at cost. Information regarding investments carried at cost is reviewed for evidence of impairment in value. Impairments are charged to earnings and a new cost basis for the investment is established.

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

Property, plant and equipment: Property, plant and equipment is stated at cost. The Company capitalizes all costs associated with the purchase, deployment and installation of property, plant and equipment, including interest on major capital projects during the period of their construction. Expenditures, including those on leased assets, which extend the useful life or increase its utility, are capitalized. Maintenance expense is recognized when repairs are performed. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Depreciation and amortization is not included in the income statement line items “Cost of goods and services” or “Selling, general and administrative.” Depreciation lives are assigned to assets based on their estimated useful lives. Leasehold improvements are depreciated over the lesser of their useful lives or respective lease terms. The Company takes technology changes into consideration as it assigns the estimated useful lives, and monitors the remaining useful lives of asset groups to reasonably match the remaining economic life with the useful life and makes adjustments when necessary. During the years ended December 31, 2007, 2006 and 2005, the estimated useful lives of certain asset classes were decreased to reflect the remaining estimated economic useful lives of these assets and as a result, the Company recorded additional depreciation of $0.5 million, $0.2 million and $0.4 million, respectively, for the changes in estimated useful lives.

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

Fair value: Financial instruments presented on the consolidated balance sheets that approximate fair value include: cash and cash equivalents, receivables, investments carried at fair value, payables, and accrued liabilities.

Asset retirement obligations: The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the tangible long-lived asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company records the retirement obligation on towers owned where there is a legal obligation to remove the tower and restore the site to its original condition, as required by certain operating leases and applicable zoning ordinances of certain jurisdictions, at the time the Company discontinues its use. The obligation is estimated based on the size of the towers. The Company’s cost to remove the tower is amortized over the life of the tower. Changes in the liability for asset removal obligations for the years ended December 31, 2007, 2006 and 2005 are summarized below (in thousands):

	2007	2006	2005

Balance at beginning of year	$928	$374	$334
Additional liabilities accrued	218	181	4
Estimate revisions accrued	—	317	—
Disposition of assets	—	(6)	—
Accretion expense	70	62	36

Balance at end of year	$1,216	$928	$374

Cost in excess of net assets of business acquired and intangible assets: SFAS No.142, “Goodwill and Other Intangible Assets,” eliminates amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairment of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosures of information about goodwill and other intangible assets. Goodwill is assessed annually, at November 30, for impairment and in interim periods if certain events occur indicating that the carrying value may be impaired. No impairment of goodwill was required to be recorded in the years ended December 31, 2007 or 2005. Goodwill is allocated to the reporting segment responsible for the acquisition that gave rise to the goodwill. The following table presents the goodwill balance allocated by segment and changes in the balances for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	CATV Segment	Converged Services Segment	Shentel Wireless Segment	Total

Balance as of December 31, 2004	$3,313	$5,550	$—	$8,863
NTC Purchase price adjustment (1)	—	989	—	989
Acquisition (2)	—	—	251	251

Balance as of December 31, 2005	3,313	6,539	251	10,103
Impairment charge (3)	—	—	(251)	(251)

Balance as of December 31, 2006 and 2007	$3,313	$6,539	$—	$9,852

(1)

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

(2)	Goodwill recorded for the Broadband Metro Communications acquisition (Note 14).

(3)

During the fourth quarter of 2006, the Company recognized an impairment charge for the goodwill associated with the Shentel Wireless Segment when the Company terminated Shentel Wireless’ operations and transferred its one remaining asset to Converged Services.

Intangible assets consist of the following at December 31, 2007 and 2006 (in thousands):

	2007			2006

	Gross Carrying Amount	Accum- ulated Amort- ization	Net	Gross Carrying Amount	Accum- ulated Amort- ization	Net

Business contracts	$2,739	$(702)	$2,037	$2,823	$(578)	$2,245
Non-compete agreement	898	(680)	218	898	(459)	439
Trade name	168	(103)	65	168	(69)	99
Other	28	(17)	11	28	(12)	16

	$3,833	$(1,502)	$2,331	$3,917	$(1,118)	$2,799

For each of the years ended December 31, 2007, 2006 and 2005, amortization expense related to intangible assets was $0.5 million. The 2006 amount included $0.1 million in impairment charges related to the termination of certain of Shentel Wireless’ contracts.

Aggregate amortization expense for intangible assets for the periods shown will be as follows:

Year Ending December 31,	Amount

(in thousands)
2008	$459
2009	251
2010	201
2011	185
2012	185

Retirement plans: Prior to January 31, 2007, the Company maintained a noncontributory defined benefit plan covering substantially all employees. Pension benefits were based primarily on the employees’ compensation and years of service. The Company’s policy was to fund the maximum allowable contribution calculated under federal income tax regulations. Effective January 31, 2007, the Company has frozen benefits payable under this plan, and will settle accumulated benefits for participants and terminate the plan in accordance with Department of Labor and ERISA regulations and requirements.

The Company also maintains an Executive Supplemental Retirement Plan for selected employees. This is an unfunded plan and is maintained primarily for the purpose of providing additional retirement benefits for a select group of management employees. During 2007, this plan was amended from a defined benefit to a defined contribution plan. The Company created and funded a rabbi trust to hold assets equal to the liabilities under this plan.

The Company also maintains a defined contribution 401(k) plan under which substantially all employees may defer a portion of their earnings on a pretax basis, up to the allowable federal maximum. The Company may make matching and discretionary contributions to this plan.

Neither of the funded retirement plans directly holds Company stock in the plan’s portfolio.

Income taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the recoverability of tax assets generated on a state-by-state basis from net operating losses apportioned to that state. Management uses a more likely than not threshold to make that determination and has concluded that at December 31, 2007, a valuation allowance against the deferred tax assets is not necessary.

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

Under the Sprint Nextel Management Agreement, wireless service revenues are reported net of the 8% Management Fee and, since its imposition effective January 1, 2007, the 8.8% Net Service Fee retained by Sprint Nextel, in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” See Note 7 for additional information about the Management Fee and Net Service Fee.

Effective July 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables.” The EITF guidance addresses how to account for arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. The adoption of EITF 00-21 required evaluation of each arrangement entered into by the Company for each sales channel. The Company continues to monitor arrangements with its sales channels to determine if any changes in revenue recognition need to be made. The adoption of EITF 00-21 resulted in substantially all of the activation fee revenue being recognized at the time the related wireless handset is sold and classified as equipment revenue.

Nonrefundable Converged Services’ activation fees are deferred and recognized ratably over the estimated life of the customer relationship in accordance with Staff Accounting Bulletin 104, (“SAB 104”), typically 12 months. The amount of deferred revenue under SAB 104 was $0.2 million at both December 31, 2007 and 2006.

Converged Services also allows Internet service customers to prepay their annual contract. For a prepayment equal to 11 monthly payments, the customer receives 12 months of service. The Company defers such revenue amounts and amortizes them over the contract period. Deferred revenues were $0.1 million and $0.2 million at December 31, 2007 and 2006, respectively.

Earnings per share: Basic net income per share was computed on the weighted average number of shares outstanding. Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options. For the year ended December 31, 2007, 66,806 contingently issuable performance shares did not meet the test to be considered issuable for purposes of the earnings per share computation, and so were excluded. For the year ended December 31, 2006, all options were dilutive. For the year ended December 31, 2005, the dilutive net income per share was exclusive of approximately 480,000 stock options that were anti-dilutive. There were no adjustments to net income in the computation of diluted earnings per share for any of the years presented. The Company issued a three for one stock split in August, 2007. All prior years’ share and per share amounts have been restated to reflect the effect of this stock split.

The following tables show the computation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

	(in thousands, except per share amounts)
Basic income per share
Net income	$18,803	$17,922	$10,735

Weighted average shares outstanding	23,365	23,157	22,977

Basic income per share	$0.80	$0.77	$0.47

Effect of stock options outstanding:
Weighted average shares outstanding	23,365	23,157	22,977
Assumed exercise, at the strike price at the beginning of year	306	510	288
Assumed repurchase of options under treasury stock method	(175)	(336)	(156)

Diluted weighted average shares	23,497	23,331	23,109

Diluted income per share	$0.80	$0.77	$0.46

Recently Issued Accounting Standards:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued two statements, SFAS 141 (Revised 2007), Business Combinations (“SFAS 141 Revised”), and SFAS 160, Non-Controlling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 (“SFAS 160”). These two statements, which become effective January 1, 2009, change the accounting for transactions where one entity acquires all, or a substantial portion of, the ownership interests in another entity. SFAS 160 will also change the accounting for and presentation of those ownership interests not acquired in prior business combinations (formerly, minority interests). As the Company currently has no non-controlling interests subject to SFAS 160, and as SFAS 141 Revised does not change the accounting for any prior acquisitions, these statements have no impact upon the Company’s historical financial statements.

Note 2. Discontinued Operations

In November 2002, the Company entered into an agreement to sell its 66% General Partner interest in the Virginia 10 RSA Limited Partnership (cellular operation) to Verizon Wireless. The closing of the sale took place on February 28, 2003. The total proceeds received were $38.7 million, including $5.0 million held in escrow for any contingencies and indemnification issues arising during the two-year post-closing period. In February 2005, the Company received the $5.0 million from the escrow agent.

Note 3. Investments

The Company has three classifications of investments: investments carried at fair value, investments carried at cost, and equity method investments. See Note 1 for definitions of each classification of investment.

At December 31, 2007, investments carried at fair value consisted of:

2007

(in thousands)
Cash management trust	$172
Taxable bond funds	207
Domestic equity funds	1,884
International equity funds	339

$2,602

Investments carried at fair value were acquired under a rabbi trust arrangement related to the Company’s SERP. The Company purchases investments in the trust to mirror the investment elections of participants in the SERP; gains and losses on the investments in the trust are reflected as increases or decreases in the liability owed to the participants. During 2007, the Company purchased $2.5 million of investments, recognized interest and dividend income of $160,000, and unrealized losses of $90,000, for a total fair value change of $70,000. No sales of investments were recorded during 2007. Fair values for these investments are determined by quoted market prices for the underlying mutual funds. Quoted market prices are level 1 fair values as defined in FAS 157.

At December 31, 2007 and 2006, other investments, comprised of equity securities which do not have readily determinable fair values, consist of the following:

	2007	2006

	(in thousands)
Cost method:
NECA Services, Inc.	$500	$500
CoBank	1,938	1,817
Other	185	187

	2,623	2,504

Equity method:
South Atlantic Private Equity Fund IV L.P.	160	506
Magnolia Holding Company, LLC	11	18
Dolphin Communications Parallel Fund, L.P.	325	206
Dolphin Communications Fund II, L.P.	2,151	2,012
Burton Partnership	1,809	1,596
Virginia Independent Telephone Alliance	208	191
ValleyNet	47	42

	4,711	4,571

Total other investments	$7,334	$7,075

On August 4, 2005, the board of directors of the Rural Telephone Bank (the “RTB”) adopted a number of resolutions for the purpose of dissolving RTB as of October 1, 2005. The Company held 10,821,770 shares of Class B and Class C RTB Common Stock ($1.00 par value) which was reflected on the Company’s books at $796,000 under the cost method at December 31, 2005. In 2006, the Company received $11.3 million in proceeds, and recognized a gain of approximately $6.4 million, net of tax, related to the dissolution of the RTB and the redemption of the stock. During 2007, the Company received a final distribution of $0.1 million from the RTB.

The Company’s investment in CoBank increased $121 thousand and $101 thousand in the years ended December 31, 2007 and 2006, respectively, due to the ongoing patronage earned from the outstanding investment and loan balances the Company has with CoBank.

In the year ended December 31, 2007, the Company received distributions from its equity investments totaling $1.2 million in cash and securities, and invested $390 thousand in two equity investments, Dolphin Communications Parallel Fund, LP and Dolphin Communications Fund II, LP. These two investments recorded a net gain of approximately $538 thousand in the year ended December 31, 2007. Other equity investments had a net gain of $393 thousand in the year ended December 31, 2007.

As of December 31, 2007, the Company is committed to invest an additional $0.5 million in various equity method investees pursuant to capital calls from the fund managers.

The Company’s ownership interests in Virginia Independent Telephone Alliance and ValleyNet at December 31, 2007 were approximately 22% and 20%, respectively, which is consistent with the Company’s ownership interests at December 31, 2006. The Company purchases services from Virginia Independent Telephone Alliance and ValleyNet at rates comparable to those charged to other customers. Other equity method investees are investment limited partnerships, in each of which the Company had an ownership interest of less than 4% at December 31, 2007.

Note 4. Plant in Service

Plant in service consists of the following at December 31, 2007 and 2006:

	Estimated Useful Lives	2007	2006

		(in thousands)
Land		$1,161	$1,165
Buildings and structures	15 – 40 years	46,777	44,740
Cable and wire	15 – 40 years	61,914	65,326
Equipment and software	3 – 16.6 years	179,427	156,391

		$289,279	$267,622

Note 5. Long-Term Debt and Revolving Lines of Credit

Total debt consists of the following at December 31, 2007 and 2006:

		Weighted Average Interest Rate	2007	2006

			(in thousands)
CoBank (term loan)	Fixed	7.58%	$21,707	$25,816
RUS Development Loan		Interest free	200	200

			21,907	26,016
Current maturities			4,248	4,109

Total long-term debt			$17,659	$21,907

On November 30, 2004, the Company amended the terms of its Master Loan Agreement with CoBank, ACB to provide for a $15 million revolving reducing credit facility. Under the terms of the amended credit facility, the Company can borrow up to $11.3 million as of December 31, 2007. The revolving credit facility has a 12 year term with quarterly payments and reductions in the amount available. Borrowings under the facility have an adjustable rate, less patronage credits, that can be converted to a fixed rate at the Company’s option. The loan is secured by a pledge of the stock of all of the subsidiaries of the Company.

The CoBank term loan requires monthly payments of approximately $350 thousand plus interest. The final maturity of the CoBank term loan is in 2013.

The CoBank term loan is secured by a pledge of the stock of the Company’s subsidiaries. The outstanding balance of the CoBank term loan at December 31, 2007 is $21.7 million, which is at fixed rates ranging from approximately 6.67% to 8.05%. The stated rate excludes patronage credits that are received from CoBank. These patronage credits are a distribution of profits of CoBank, which is a cooperative required to distribute its profits to its members. During the first quarter of 2007 and 2006, the Company received patronage credits of approximately 100 and 100 basis points, respectively, on its outstanding CoBank debt balance. The Company accrued 100 basis points in the year ended December 31, 2007, in anticipation of the early 2008 distribution of the credits by CoBank.

The Company is required to meet financial covenants for the CoBank debt measured at the end of each quarter, based on a trailing 12-month basis and calculated on continuing operations. The Company was in compliance with all covenants at December 31, 2007.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2007 are as follows:

Year	Amount

(in thousands)
2008	$4,248
2009	4,399
2010	4,561
2011	3,975
2012	2,648
Later years	2,076

$21,907

The estimated fair value of fixed rate debt instruments as of December 31, 2007 and 2006 was $22.5 million and $28.3 million, respectively, determined by discounting the future cash flows of each instrument at rates offered for similar debt instruments of comparable maturities as of the respective year-end dates.

Note 6. Income Taxes

Total income taxes for the years ended December 31, 2007, 2006 and 2005 were allocated as follows:

	2007	2006	2005

	(in thousands)
Income tax expense	$12,971	$12,370	6,716
Income tax from cumulative effect of an accounting change	—	(48)	—
Accumulated other comprehensive income for unrecognized actuarial losses on pensions	54	(1,157)	—
Accumulated other comprehensive income for unrealized holding losses on equity securities	—	—	(40)

	$13,025	$11,165	$6,676

The Company and its subsidiaries file income tax returns in several jurisdictions. The provision for the federal and state income taxes attributable to income from continuing operations consists of the following components:

	Years Ended December 31,

	2007	2006	2005

	(in thousands)
Current expense
Federal taxes	$11,812	$12,077	$7,356
State taxes	2,367	1,938	868

Total current provision	14,179	14,015	8,224
Deferred expense (benefit)
Federal taxes	(1,611)	(2,026)	(851)
State taxes	403	381	(657)

Total deferred provision (benefit)	(1,208)	(1,645)	(1,508)

Income tax expense	$12,971	$12,370	$6,716

A reconciliation of income taxes determined by applying the federal and state tax rates to income from continuing operations is as follows for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,

	2007	2006	2005

	(in thousands)
Computed “expected” tax expense (35%)	$11,121	$10,629	$6,107
State income taxes, net of federal tax effect	1,801	1,507	137
Effect of change of tax rates on deferred taxes	—	—	671
Other, net	49	234	(199)

Income tax provision	$12,971	$12,370	$6,716

Net deferred tax assets and liabilities consist of the following at December 31, 2007 and 2006:

	2007	2006

	(in thousands)
Deferred tax assets:
State net operating loss carryforwards, net of federal	$809	$1,016
Lease obligations	1,029	936
Deferred revenues	106	155
Accrued pension/ERO costs	1,396	2,363
Allowance for doubtful accounts	62	233
Accrued compensation costs	83	52
Other, net	250	351

Total gross deferred tax assets	3,735	5,106

Deferred tax liabilities:
Plant-in-service	23,463	25,900
Deferred activation charges	294	49
Gain on investments, net	42	375

Total gross deferred tax liabilities	23,799	26,324

Net deferred tax liabilities	$20,064	$21,218

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believed it more likely than not that the Company would realize the benefits of the deferred tax assets and eliminated the valuation allowance at December 31, 2005. The Company has generated net operating loss carryforwards of approximately $13.8 million from its operations in several states. These carryforwards expire at varying dates beginning in the year 2019 and ending in 2027.

As of January 1, 2007 and December 31, 2007, the Company had no unrecognized tax benefits. Accordingly, there would be no effective tax rate impact from recognition of previously unrecognized tax benefits. The December 31, 2007 balance sheet includes no amounts for interest or penalties related to unrecognized tax benefits, and no such amounts were recognized as components of income tax expense.

The Company files U.S. federal income tax returns and various state and local income tax returns. With few exceptions, years prior to 2004 are no longer subject to examination. No state or federal income tax audits were in process as of December 31, 2007.

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

Under the Sprint Nextel agreements, Sprint Nextel provides the Company significant support services such as customer service, billing, collections, long distance, national network operations support, inventory logistics support, use of the Sprint Nextel brand names, national advertising, national distribution and product development. In addition, prior to 2007, the Company derived substantial travel revenue and incurred substantial travel expenses when Sprint Nextel and Sprint Nextel’s PCS Affiliate partners’ subscribers incurred minutes of use in the Company’s territory and when the Company’s subscribers incurred minutes of use in Sprint Nextel and Sprint Nextel’s PCS Affiliate partners’ territories. These transactions were recorded as travel revenue, travel cost, cost of equipment and selling and marketing expense in the Company’s consolidated statements of income. Cost of service related to access to the nationwide network, including travel transactions and long distance expenses, were recorded in cost of goods sold. The costs of services such as billing, collections and customer service were included in selling, general and administrative costs. Cost of equipment transactions between the Company and Sprint Nextel relate to inventory purchased and subsidized costs of handsets. These costs also included transactions related to subsidized costs on handsets and commissions paid to Sprint Nextel for sales of handsets through Sprint Nextel’s national distribution programs.

Prior to 2007, the Company received and paid travel fees for inter-market usage of the network by Sprint Nextel wireless subscribers not homed in a market in which they may use the service. Sprint Nextel and its PCS Affiliates paid the Company for the use of its network by their wireless subscribers, while the Company paid Sprint Nextel and its PCS Affiliates reciprocal fees for Company subscribers using other segments of the network not operated by the Company. The rates paid on inter-market travel have been reduced to $0.058 per minute since January 1, 2003. This rate remained in effect through December 31, 2006.

Sprint Nextel provides back-office and other services including travel clearing-house functions, to the Company. For periods before January 1, 2004, there was no prescribed formula defined in the agreements with Sprint Nextel for the calculation of the fee charged to the Company for these services. Sprint Nextel adjusted these fees at least annually. This situation first changed with the execution of an amendment to the Agreement which occurred on January 31, 2004, retroactive to January 1, 2004 (the “2004 Amendment”). By simplifying the formulas used and fixing certain fees, the 2004 Amendment provided greater certainty to the Company for certain expenses and revenues through December 31, 2006, and simplified the methods used to settle revenue and expenses between the Company and Sprint Nextel.

On March 13, 2007, the Company’s PCS Subsidiary and Sprint Nextel entered into a series of agreements, the effects of which were to:

•

Amend, as of January 1, 2007, the existing management and services agreements with Sprint Nextel to further simplify the methods used to settle revenue and expenses between the Company and Sprint Nextel;

•

Transfer, effective May 2007, all Sprint Nextel operated Nextel store locations within the Company’s PCS service area to the Company’s PCS Subsidiary. The Company now sells Sprint Nextel iDEN (Integrated Digital Enhanced Network) phones and provides local customer service support for Sprint Nextel iDEN customers in the Company’s service area;

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

As a result of the amendments to the existing management and affiliation agreements with Sprint Nextel (the “2007 Amendments”), the basis upon which the Company and Sprint Nextel settle revenue and expenses, including travel and roaming, and upon which the Company compensates Sprint Nextel for support services, such as customer service, billing, collections, long distance, national network operations support, inventory logistics support, use of the Sprint Nextel brand names, national advertising, national distribution and product development, has been simplified. As a result of the amendments, the Company and Sprint Nextel will no longer settle such amounts; nor will the Company pay Sprint Nextel a fee per subscriber or a fee for each new subscriber added.

In lieu of such fees and the settling of revenues and expenses for use on each other’s networks, the Company pays Sprint Nextel a Net Service Fee equal to 8.8% of billed revenue (net of customer credits, account write-offs and other billing adjustments). This 8.8% Net Service Fee is in addition to the 8% of billed revenue (net of customer credits, account write-offs and other billing adjustments) retained by Sprint Nextel under the previous management agreement. The Net Service Fee is designed to approximate the current settlements adjusted to reflect new pricing for travel and CCPU (cash cost per user) and CPGA (cost per gross activation). The Net Service Fee is also net of the expected annual cost to provide local customer service support to Sprint Nextel iDEN customers in our local service area.

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

The Sprint Nextel agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements. The Company was in compliance in all material respects with these requirements as of December 31, 2007.

Note 8. Related Party Transactions

ValleyNet, an equity method investee of the Company, resells capacity on the Company’s fiber network under an operating lease agreement. Facility lease revenue from ValleyNet was approximately $3.5 million, $3.7 million and $3.8 million in the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, the Company had accounts receivable from ValleyNet of approximately $0.3 million and $0.3 million, respectively. The Company’s PCS operating subsidiary leases capacity through ValleyNet fiber facilities. Payment for usage of these facilities was $1.3 million, $1.0 million and $1.0 million in the years ended December 31, 2007, 2006 and 2005, respectively.

Virginia Independent Telephone Alliance, an equity method investee of the Company, provides SS7 signaling services to the Company. These transactions are recorded as expense on the Company’s books and were less than $30 thousand in each of the years ended December 31, 2007, 2006 and 2005.

Note 9. Retirement Plans

The Company maintains a noncontributory defined benefit pension plan and a separate defined contribution 401(k) plan. On November 30, 2006, the Company announced its intention to offer early retirement benefits for certain employees (up to five years of additional age and service for those employees 50 years of age and older with 10 or more years of service); to freeze the defined benefit pension plan as of January 31, 2007; and subsequently, to settle benefits earned under the plan and terminate the plan. Settlement and termination are expected to be finalized during 2008. The Company reflected the effects of freezing the plan during 2006, and recognized costs of the special termination benefits in 2006 for those seven employees who elected to accept the early retirement offer as of December 31, 2006. The Company recognized additional special termination benefits during 2007 as 25 additional employees elected to accept the early retirement offer.

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

The following table presents the defined benefit plan’s funded status and amounts recognized in the Company’s consolidated financial statements.

	2007	2006

	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning	$14,139	$16,422
Service cost	—	953
Interest cost	588	876
Actuarial loss	640	1,704
Benefits paid	(5,579)	(312)
Special termination benefits	1,313	369
Curtailment	—	(5,873)
Change in plan provisions	280	—

Benefit obligation, ending	11,381	14,139

Change in plan assets:
Fair value of plan assets, beginning	13,762	12,655
Actual return on plan assets	774	419
Benefits paid	(5,579)	(312)
Contributions made	—	1,000

Fair value of plan assets, ending	8,957	13,762

Funded status	(2,424)	(377)
Unrecognized net loss	1,771	1,701

Prepaid (accrued) benefit cost	$(653)	$1,324

Amounts recognized in the consolidated balance sheets:

Accrued liabilities and other	$(2,424)	$(377)
Accumulated other comprehensive income	1,771	1,701

Net amount recognized	$(653)	$1,324

Components of net periodic benefit costs:

	2007	2006	2005

Service cost	$—	$953	$744
Interest cost	588	876	774
Expected return on plan assets	(775)	(940)	(793)
Amortization of prior service costs	—	337	31
Amortization of net loss	570	109	71
Change in plan provisions	280	—	—
Curtailment gain	—	(1,791)	—
Special termination benefits	1,313	369	—

Net periodic benefit cost	$1,976	$(87)	$827

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of net loss	(570)	—
Net loss for the period	640	1,701

Total recognized in net periodic benefit cost and other comprehensive income	$2,046	$1,614

The Company recognized $560,000 of amortization of net loss in 2007 in connection with lump-sum payments disbursed by the qualified retirement plan to settle pension benefits with 31 of the 32 early retirement acceptees. The Company expects to recognize the remaining $1.8 million of unrecognized loss, recorded in accumulated other comprehensive loss as of December 31, 2007, as the qualified pension plan makes settlement disbursements to all other participants during 2008.

The accumulated benefit obligation for the qualified retirement plan was $11.4 million and $14.1 million at December 31, 2007 and 2006, respectively.

Weighted average assumptions used by the Company in the determination of benefit obligations at December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005

Discount rate	4.52%	5.00%	5.50%
Rate of increase in compensation levels	—%	4.50%	4.50%

Weighted average assumptions used by the Company in the determination of net pension cost for the years ended December 31, 2007, 2006, and 2005 were as follows:

	2007	2006	2005

Discount rate	5.00%	5.50%	5.75%
Rate of increase in compensation level	—%	4.50%	4.50%
Expected long-term rate of return on plan assets	6.50%	7.50%	7.50%

The Company’s pension plan asset allocations based on market value at December 31, 2007 and 2006, by asset category were as follows:

	2007	2006

Asset Category:
Equity securities	17%	44%
Debt securities	83%	53%
Cash and cash equivalents	—%	3%

	100%	100%

Investment Policy

The investment policy of the Company’s Pension Plan has historically been for assets to be invested in a manner consistent with the fiduciary standards of the Employee Retirement Income Security Act of 1974, as amended. As a result of the Company’s decision in 2006 to freeze, settle and terminate the plan, the Company has increased the liquidity of the pension plan assets to accommodate the expected distribution of accrued benefits to participants.

Contributions

As a result of the freeze and expected settlement of benefits under the plan, the Company expects to contribute approximately $2.4 million to the plan, and anticipates distributing approximately $11.4 million to participants, during 2008. The Company contributed $1.0 million to the plan during the year ended December 31, 2006. No contribution was made during 2007.

The Company’s matching (and beginning in 2007, employer discretionary) contributions to the defined contribution 401(k) plan were approximately $1.1 million, $370 thousand and $305 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in expense for 2007 primarily reflects the employer discretionary contributions (up to 5% in the aggregate on qualified pay) in place of pension benefits following the freeze of the pension plan described above.

In May 2003, the Company adopted an unfunded nonqualified Supplemental Executive Retirement Plan (the “SERP”) for named executives. The plan was established to provide retirement benefits in addition to those provided under the Retirement Plan that covers all employees. In conjunction with the changes in the qualified defined benefit pension plan at the end of 2006 as described above, the SERP was amended effective January 1, 2007 from a defined benefit plan to a defined contribution plan. Benefits were recalculated as of January 1, 2007, reflecting changes in benefits under the SERP from the change in the defined benefit plan; benefits so calculated became the opening participant balances of the defined contribution plan. The amended plan is non-contributory; the Company will credit each participant’s account with a contribution of 7% of compensation (generally, base pay plus incentive pay), and 5% of a participant’s compensation in excess of IRS or ERISA limitations on compensation under the 401(k) plan. One participant in this plan accepted the early retirement offer described above, and a lump sum distribution of his account balance was made in October 2007.

The following table presents the actuarial information for the SERP at December 31, 2006:

2006

(in thousands)
Change in benefit obligation:
Benefit obligation, beginning	$1,955
Service cost	189
Interest cost	110
Actuarial loss	425
Curtailment	(37)

Benefit obligation, ending	2,642

Funded status	$(2,642)
Unrecognized net loss	1,279

Accrued benefit cost	$(1,363)

Amounts recognized in the consolidated balance sheets:
Pension and other	$(2,642)
Accumulated other comprehensive income	1,279

Net amount recognized	$(1,363)

	2006	2005

Components of net periodic benefit costs:
Service cost	$189	$152
Interest cost	110	71
Amortization of prior service costs	449	36
Amortization of net loss	50	20

Net periodic benefit cost	$798	$279

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss for the period	1,330
Amortization of net loss	(51)

Total recognized in net periodic benefit cost and other comprehensive income	$1,279

Assumptions used by the Company in the determination of benefit obligations for the SERP consisted of the following at December 31, 2006 and 2005:

	2006	2005

Discount rate	5.50%	5.50%
Rate of increase in compensation levels	4.50%	4.50%

The Company contributed $120,000 to the participants’ accounts under the SERP during 2007, and $70,000 in earnings on participants’ balances were also credited to participants’ accounts. At December 31, 2007, the total liability due to participants in the SERP was $2.6 million.

In order to provide some protection to the participants, the Company created a rabbi trust to hold assets sufficient to pay obligations under the SERP. The Company contributed the participants’ opening balances, and Company contributions based on compensation, to the trust. Assets within the trust were invested to mirror participant elections as to investment options (a mix of stock and bond mutual funds); investment income, gains and losses in the trust were used to determine investment returns on the participants’ balances in the SERP.

Note 10. Stock Incentive Plans

The Company maintains two shareholder-approved Company Stock Incentive Plans providing for the grant of equity based incentive compensation to essentially all employees. The 1996 Plan authorized grants of up to 1,440,000 shares of common stock over a ten-year period beginning in 1996. The term of the 1996 Plan expired in February of 2006. During 2005, the 2005 Plan was approved, under which 1,440,000 shares may be granted over a ten-year period beginning in 2005. Under both Plans, grants may take the form of stock awards, awards of options to acquire stock, stock appreciation rights, and other forms of equity based compensation. Prior to 2007, most awards were granted in the form of options to acquire stock as described more fully below; during 2007, both options to acquire stock and stock awards have been granted. Details about the stock grants will follow discussion of the Company’s stock option grants.

The Company completed a three for one stock split in August 2007. All prior years’ numbers of options and option prices per share have been adjusted to reflect the impact of the split.

Options Awards

The option price for all grants has been at the current market price at the time of the grant. Grants have generally provided that one-half of the options vest and become exercisable on each of the first and second anniversaries of the grant date, with the options expiring on the fifth anniversary of the grant date. In the year ended December 31, 2003, the Company also issued a grant pursuant to which the options are vested over a five-year period beginning on the third anniversary of the grant date. The participant may exercise 20% of the total grant after each anniversary date from the third through the seventh year, with the options expiring on the tenth anniversary of the grant date. In the years ended

December 31, 2005 and 2004, the Company also made grants pursuant to which the options would have vested over a four-year period beginning on the third anniversary of the grant date; all of these grants were cancelled during 2006 due to the grantees’ termination of employment. The Company did not grant any options during 2006.

In 2004, the Company also issued tandem awards of stock options and stock appreciation rights (“SARs”). Because the employee had the choice of receiving cash or shares of stock, this plan resulted in the Company recording a liability, which was adjusted each period to reflect the vested portion of the intrinsic value of the award. If employees subsequently chose to receive shares of stock rather than cash, the liability was settled by issuing stock. During 2005, the Company issued tandem awards of stock options and SARs with a net-share settlement feature. Due to the net-share settlement feature, the Company accounted for these awards as SARs and recognized compensation expense over the vesting period to the extent the current stock price exceeded the exercise price of the options.

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

In periods prior to the adoption of SFAS 123(R), the Company accounted for its stock options by applying the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB Opinion No. 25 issued in March 2000. Under this method, compensation expense was recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” No compensation expense was recognized in years prior to 2004 since all such options were granted with an exercise price equal to the market price at the date of the grant. For the tandem awards granted during 2004 and 2005, the Company recognized compensation expense for the vested portion of the awards of $1.3 million for the year ended December 31, 2005. For both the 2004 and 2005 SARs grants, the adoption of SFAS 123(R) resulted in a change in the measurement of compensation expense from an intrinsic method to a fair value method.

Effective July 1, 2006, certain holders of 2004 SARs voluntarily relinquished their right to receive cash from the Company upon exercise. The fair value of these awards calculated as of the date of modification was transferred from liability to equity. Subsequently, certain holders of 2004 SARS who did not relinquish their right to receive cash elected, upon exercise, to take shares instead of cash. For such exercises, the fair value of the exercised options was transferred from liability to equity.

During 2007, the Company granted stock options to two recently hired officers. These grants consist of both incentive and non-qualified stock options, vest 25% annually on the third, fourth, fifth and sixth anniversaries of the grant date, and have a maximum seven year life.

The adjustments to net income in the table below reflect the impact of compensation related to the 2005 equity classified stock appreciation rights and the impact of the pro forma compensation expense, both net of the income tax effect. No adjustments to net income have been made for the 2004 liability classified stock appreciation rights since there were no differences between APB Opinion No. 25 and SFAS No. 123 pro forma compensation expense. Had compensation expense been recorded for the options based on fair values of the awards at the grant date (the method prescribed in SFAS No. 123), reported net income and earnings per share would have been reduced to the pro forma amounts shown in the following table for the year ended December 31, 2005:

2005

(in thousands, except per share amounts)

Net Income
As reported	$10,735
Add: Recorded stock based compensation
expense included in reported net income, net of
related income tax effects	211
Deduct: Pro forma compensation expense, net
of related income tax effects	(199)

Pro forma	$10,747

Earnings per share, basic and diluted
As reported, basic	$0.47
As reported, diluted	0.46
Pro forma, basic	0.47
Pro forma, diluted	0.47

Disclosures for 2006 and 2007 are not presented in the table above because stock-based payments were accounted for under SFAS 123(R)’s fair-value method during these periods.

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

The fair value of each grant was estimated at the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006	2005

Dividend rate	1.41%	1.02%	1.42%
Risk-free interest rate	4.24%	4.88%	4.30%
Expected lives of options	5 years	2.7 years	3.5 years
Price volatility	42.03%	39.06%	45.73%

For 2006, the assumptions were used to calculate the fair value of the options classified as a liability. The fair value of options classified as a liability is calculated at the grant date and each subsequent reporting date until the options are settled. As of December 31, 2007 and 2006, 10,656 and 15,534 options, respectively, were classified as liability-type options. For 2007, the assumptions shown were used to calculate the fair value of the options granted to recently-hired officers; for the remaining liability-type options, change in fair value over the year was essentially equal to the change in the stock price, as the remaining term of these options (15 months as of December 31, 2007) and its interaction with the other assumptions used in the option pricing model had little impact on the determination of fair value.

Volatility is based on the historical volatility of the price of the Company’s stock over the expected term of the options. The expected term represents the period of time that the options granted are expected to be outstanding. The risk free rate is based on the U.S. Treasury yield curve, in effect at the date the fair value of the options is calculated, with an equivalent term.

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those awards expected to vest. Compensation cost recognized in 2007 and 2006 totaled $207 thousand and $350 thousand, respectively, and the income tax benefit for option-based compensation arrangements recognized in 2007 and 2006 was $110 thousand and $105 thousand, respectively.

A summary of outstanding options at December 31, 2007, 2006 and 2005 and changes during the years ended on those dates is as follows:

	Options	Weighted Average Grant Price Per Option	Fair Value Per Option

Outstanding December 31, 2004	716,433	$6.99

Granted	237,093	10.53	$3.50 to 6.04
Cancelled	(60,786)	8.44
Exercised	(170,151)	6.08

Outstanding December 31, 2005	722,589	8.24

Granted	—	—	n/a
Cancelled	(153,450)	9.41
Exercised	(201,177)	7.14

Outstanding December 31, 2006	367,962	8.36

Granted	60,000	20.50	$7.77
Cancelled	(1,773)	3.37
Exercised	(129,648)	3.31

Outstanding December 31, 2007	296,541	$10.97

There were options for 296,541 shares outstanding at December 31, 2007 at a weighted average exercise price of $10.97 per share, an aggregate intrinsic value of $2.2 million and a weighted-average remaining contractual life of 3.5 years. There were options for 200,541 shares exercisable at December 31, 2007 at a weighted average exercise price of $8.78 per share, an aggregate intrinsic value of $1.9 million and a weighted-average remaining contractual life of 2.2 years. The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s average closing stock price of $18.42 during the year ended December 31, 2007.

During 2007, the total fair value of options vested was $0.4 million; the total intrinsic value of options exercised was $1.3 million; and no options-based liabilities were paid. During 2007, the total cash received as a result of employee stock option exercises was $1.0 million, and the actual tax benefit realized for the tax deductions was $160,000.

As of December 31, 2007, the total compensation cost related to nonvested options not yet recognized is $0.4 million which will be recognized over a weighted-average period of 4.0 years.

Stock Awards

During 2007, the Company made two grants of shares under the 2005 Plan. The Company granted 68,130 performance shares to all members of the Board of Directors and essentially all employees during 2007. Directors and senior management in the aggregate were granted 23,404 performance shares (“management shares”); all other employees in the aggregate were granted 44,726 performance shares (“employee shares”). Management shares can vest at the fifth, sixth, seventh or eighth anniversary of the grant date if, for the thirty day period ending on the day prior to the respective anniversary date, the average closing price of a share of the Company’s common stock exceeds a defined target price. The target price for each anniversary date is equal to the grant date market price ($20.50 per share) plus $1.64 for each year since the grant date. Except for normal retirement, shares will vest only if the target price is achieved and the recipient has remained employed through the anniversary date that the target price is achieved on. Employee shares can vest at the fourth or fifth anniversary of the grant date on otherwise similar terms.

Due to the market condition of achieving a target stock price in order to vest, the Company determined the grant date fair value of the performance shares, as well as the expected term of the awards, using a Monte Carlo simulation. The following assumptions were used in deriving the grant date fair value and expected term:

	Management Shares	Employee Shares

Assumptions:
Dividend rate	1.5%	1.5%
Risk free rate	4.44%	4.38%
Annual price volatility	34%	34%

Derived values:
Fair value per share	$13.20	$12.20
Expected term (years)	5.81	5.38

The Company has estimated expected forfeitures of 40% for management shares and 35% for employee shares. Through December 31, 2007, 1,324 employee shares were forfeited due to employees’ termination of employment.

In December 2007, the Company made grants of fully vested shares to 26 management employees. The Company granted 97,730 shares, of which half were unrestricted and half carry a two year restriction on disposition of the shares. The unrestricted shares were valued at the market price of the Company’s common stock on the date of grant ($23.59 per share); the Company determined that the value of the restricted shares was 20% less than the grant date market price, or $18.87 per share. The valuation utilized a Black-Scholes option pricing model methodology, utilizing a risk free rate of 3.1%, dividend yield of 1.5%, price volatility of 40%, and the two year restriction period as the term. Both restricted and unrestricted shares provide for full dividend and voting rights. Employees surrendered 26,076 of the unrestricted shares to pay withholding taxes due.

Compensation cost recognized in 2007 for all share awards totaled $2.1 million, and the income tax benefit recognized was $910 thousand.

Note 11. Major Customer

The Company has one major customer relationship that is a significant source of revenue. Approximately 62% of total operating revenues for the year ended December 31, 2007, 68% of total operating revenues for the year ended December 31, 2006, and 65% of total operating revenues for the year ended December 31, 2005 were generated by or through Sprint Nextel and its customers using the Company’s portion of Sprint Nextel’s nationwide PCS network. No other customer relationship generated more than 2.5% of the Company’s total operating revenues for the years ended December 31, 2007, 2006 or 2005.

Note 12. Shareholder Rights Plan

Effective as of February 8, 2008, the Board of Directors adopted a new Shareholder Rights Plan to replace an expiring plan which was adopted in 1998. Under certain circumstances, holders of each right (granted at one right per share of outstanding common stock) will be entitled to purchase for $40 one half a share of the Company’s common stock (or, in certain circumstances, $80 worth of cash, property or other securities of the Company for $40). The rights are neither exercisable nor traded separately from the Company’s common stock. The rights are only exercisable if a person or group becomes or attempts to become, the beneficial owner of 15% or more of the Company’s common stock. Under the terms of both Shareholder Rights Plans, such a person or group would not be entitled to the benefits of the rights. The new Shareholder Rights Plan provides that the Board of Directors may redeem the outstanding rights at any time for $.001 per right, and except with respect to the redemption price of the rights, any of the provisions of the Rights Agreement may be amended by the Board of Directors of the Company. The new Shareholder Rights Plan provides for the Board of Directors to appoint a committee (the “TIDE Committee”) that is comprised of independent directors of the Company to review and evaluate the Shareholder Rights Plan in order to consider whether it continues to be in the interest of the Company and its shareholders at least every three years. Following each such review, the TIDE Committee will communicate its conclusions to the full Board of Directors, including any recommendation as to whether the Shareholder Rights Plan should be modified or the Rights should be redeemed.

Note 13. Lease Commitments

The Company leases land, buildings and tower space under various non-cancelable agreements, which expire between the years 2008 and 2050 and require various minimum annual rental payments. These leases typically include renewal options and escalation clauses. In general, tower leases have five or ten year initial terms with four renewal terms of five years. The other leases generally contain certain renewal options for periods ranging from five to twenty years.

Future minimum lease payments under non-cancelable operating leases, including renewals that are reasonably assured at the inception of the lease, with initial variable lease terms in excess of one year as of December 31, 2007 are as follows:

Year Ending	Amount

(in thousands)
2008	$6,358
2009	6,254
2010	5,458
2011	4,480
2012	3,270
2013 and beyond	20,949

$46,769

The Company’s total rent expense was $6.5 million in the year ended December 31, 2007, $5.9 million in the year ended December 31, 2006, and $5.3 million in the year ended December 31, 2005.

As lessor, the Company has leased buildings, tower space and telecommunications equipment to other entities under various non-cancelable agreements, which require various minimum annual payments. The total minimum rental receipts at December 31, 2007 are as follows:

Year Ending	Amount

(in thousands)
2008	$3,632
2009	3,240
2010	2,861
2011	1,442
2012	598
2013 and beyond	355

$12,128

The Company’s total rent income was $9.5 million in the year ended December 31, 2007, $9.3 million in the year ended December 31, 2006, and $8.5 million in the year ended December 31, 2005.

Note 14. Acquisitions

Broadband Metro Communications

In September 2005, the Company purchased the assets of Broadband Metro Communications, which marketed wireless broadband services, for $0.6 million in cash. The results of Broadband Metro Communication’s operations (operating under the name Shentel Wireless) have been included in the consolidated financial statements since that date. During 2006, the Company terminated all but one of the contracts acquired in this acquisition, transferred that contract and its related assets to Converged Services, and terminated operations at Shentel Wireless. The Company took impairment charges of approximately $430,000 in connection with the terminated contracts and termination of operations, including the write-off of $251,000 of goodwill recorded in the acquisition (see Note 1).

Converged Services (formerly NTC)

On November 30, 2004, the Company purchased the 83.9% of NTC that it did not then own for $10 million, of which $1 million was held in escrow for payment of specified potential liabilities, and the assumption of NTC’s existing debt and other liabilities. During 2005, goodwill was reduced by approximately $0.5 million as a result of settling the escrow funds dispute (see Note 1). The results of NTC’s operations have been included in the consolidated financial statements since its acquisition. NTC provides local and long distance voice, video, Internet and data services on an, at times, exclusive basis to multi-dwelling unit communities primarily located near colleges and universities. Effective January 1, 2007, the Company changed the name of NTC to Converged Services, but continues to use the NTC brand.

Pursuant to the NTC Interest Purchase Agreement, $1.0 million of the purchase price was placed in escrow to satisfy any post-closing adjustments to the purchase price and any indemnification obligations of the Interest holders for a period of six months after the November 30, 2004 closing date. On January 23, 2006, the Company received $0.9 million of the escrow.

Note 15. Segment Reporting

SFAS Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers. The Company has six reportable segments, which the Company operates and manages as strategic business units organized geographically and by lines of business: (1) PCS, (2) Telephone, (3) Converged Services (NTC), (4) Mobile, (5) Cable TV and (6) Other. During 2007, Cable TV met a threshold for consideration as a reportable segment, and replaced Holding in the Company’s segment reporting for 2007 and prior years.

The PCS segment, as a Sprint PCS Affiliate, provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia.

The Telephone segment provides both regulated and unregulated telephone services and leases fiber optic facilities primarily throughout the Northern Shenandoah Valley.

The Converged Services segment provides local and long distance voice, video, and internet services on an exclusive and non-exclusive basis to MDU communities (primarily off-campus college student housing) throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee,  Mississippi and Delaware.

The Mobile segment provides tower rental space to affiliates and non-affiliates in the Company’s PCS markets and paging services throughout the northern Shenandoah Valley.

The Cable TV segment provides cable television services under various franchise agreements within the incorporated areas of Shenandoah County, Virginia, as well as in the unincorporated areas of Shenandoah County.

Other includes Shenandoah Telecommunications Inc. (previously reported as the Holding segment), ShenTel Service Company, Shenandoah Network Company, Shenandoah Long Distance Company, ShenTel Communications Company, Shentel Wireless Company and Converged Services of West Virginia. During the third quarter of 2005, Shenandoah Valley Leasing Company changed its name to Shentel Wireless Company; during the fourth quarter of 2006, Shentel Wireless Company terminated most of its contracts, transferred its last remaining contract and associated assets to Converged Services, and ceased operations.

Income (loss) recognized from equity method nonaffiliated investees by subsidiary is as follows:

Year	Holding	Telephone	Consolidated Totals

	(in thousands)
2007	$840	$93	$933
2006	(65)	164	99
2005	(283)	57	(226)

Selected financial data for each segment is as follows:

Year Ended December 31, 2007

In thousands
	PCS	Telephone	Converged Services (NTC)	Mobile	Cable TV	Other	Eliminations	Consolidated Totals

External revenues
Service revenues	$80,054	$6,259	$10,255	$—	$4,573	$6,882	$—	$108,023
Access charges	—	10,765	—	—	—	—	—	10,765
Travel/roaming revenue	45	—	—	—	—	—	—	45
Facilities and tower lease	—	3,544	14	3,704	—	2,049	—	9,311
Equipment	5,015	28	325	—	33	313	—	5,714
Other	2,193	3,187	620	243	420	662	—	7,325

Total external revenues	87,307	23,783	11,214	3,947	5,026	9,906	—	141,183
Internal revenues	—	6,752	—	2,216	32	3,680	(12,680)	—

Total operating revenues	$87,307	$30,535	$11,214	$6,163	$5,058	$13,586	$(12,680)	$141,183

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	28,150	7,753	8,712	1,867	4,161	8,519	(10,952)	48,210

Selling, general and administrative, exclusive of depreciation and amortization shown separately below	15,226	6,258	4,802	762	1,659	5,611	(1,728)	32,590
Depreciation and amortization	15,107	5,217	5,923	923	1,050	978	—	29,198

Total operating expenses	58,483	19,228	19,437	3,552	6,870	15,108	(12,680)	109,998

Operating income (loss)	28,824	11,307	(8,223)	2,611	(1,812)	(1,522)	—	31,185

Non-operating income (expense)	650	723	—	5	—	3,907	(2,823)	2,462
Interest (expense)	(221)	(4)	(1,092)	(388)	(273)	(2,718)	2,823	(1,873)
Income taxes	(12,296)	(4,402)	3,624	(964)	826	241	—	(12,971)

Net income (loss)	$16,957	$7,624	$(5,691)	$1,264	$(1,259)	$(92)	—	$18,803

Total assets	$78,278	$55,364	$27,535	$15,617	$7,903	$150,704	$(113,877)	$221,524

          Year Ended December 31, 2006

In thousands

	PCS	Telephone	Converged Services (NTC)	Mobile	Cable TV	Other	Eliminations	Consolidated Totals

External revenues
Service revenues	$75,509	$6,440	$9,976	$—	$4,611	$6,609	$—	$103,145
Access charges	—	11,319	—	—	—	—	—	11,319
Travel/roaming revenue	34,048	—	—	—	—	—	—	34,048
Facilities and tower lease	—	3,791	2	3,412	—	1,899	—	9,104
Equipment	4,210	28	146	—	48	534	—	4,966
Other	1,688	3,099	543	183	306	794	—	6,613

Total external revenues	115,455	24,677	10,667	3,595	4,965	9,836	—	169,195
Internal revenues	—	5,793	—	1,656	32	2,557	(10,038)	—

Total operating revenues	$115,455	$30,470	$10,667	$5,251	$4,997	$12,393	$(10,038)	$169,195

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	52,511	6,868	8,662	1,595	3,241	7,919	(8,721)	72,075
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	32,958	4,491	4,347	686	1,200	6,291	(1,317)	48,656

Depreciation and amortization	14,326	4,755	5,103	878	1,104	1,124	—	27,290

Total operating expenses	99,795	16,114	18,112	3,159	5,545	15,334	(10,038)	148,021

Operating income (loss)	15,660	14,356	(7,445)	2,092	(548)	(2,941)	—	21,174

Non-operating income (expense)	262	11,144	6	11	25	3,618	(3,509)	11,557
Interest (expense)	(1,250)	(180)	(1,067)	(392)	(287)	(2,695)	3,509	(2,362)
Income taxes	(5,908)	(10,005)	2,762	(662)	197	1,246	—	(12,370)
Cumulative effect of a change in accounting, net of tax	(11)	(27)	(21)	(1)	(7)	(10)	—	(77)

Net income (loss)	$8,753	$15,288	$(5,765)	$1,048	$(620)	$(782)	—	$17,922

Total assets	$78,637	$62,619	$25,226	$15,758	$8,205	$160,028	$(142,753)	$207,720

Year Ended December 31, 2005

In thousands

	PCS	Telephone	Converged Services (NTC)	Mobile	Cable TV	Other	Eliminations	Consolidated Totals

External revenues
Service revenues	$61,606	$6,486	$9,631	$—	$4,675	$6,057	$—	$88,455
Access charges	—	11,433	—	—	—	—	—	11,433
Travel/roaming revenue	27,220	—	—	—	—	—	—	27,220
Facilities and tower lease	—	3,921	—	3,147	—	1,306	—	8,374
Equipment	3,459	17	12	—	25	818	—	4,331
Other	2,133	2,881	179	146	301	938	—	6,578

Total external revenues	94,418	24,738	9,822	3,293	5,001	9,119	—	146,391
Internal revenues	1	4,256	—	1,386	31	2,552	(8,226)	—

Total operating revenues	94,419	28,994	9,822	4,679	5,032	11,671	(8,226)	146,391

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	43,149	6,620	7,275	1,414	3,121	6,171	(6,959)	60,791
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	28,848	5,313	3,886	560	1,114	5,388	(1,267)	43,842

Depreciation and amortization	12,692	4,430	2,575	713	1,052	920	—	22,382

Total operating expenses	84,689	16,363	13,736	2,687	5,287	12,479	(8,226)	127,015

Operating income (loss)	9,730	12,631	(3,914)	1,992	(255)	(808)	—	19,376

Non-operating income (expense)	11	687	38	166	5	3,745	(3,501)	1,151
Interest (expense)	(1,720)	(320)	(982)	(273)	(279)	(3,003)	3,501	(3,076)
Income taxes	(2,659)	(5,148)	1,557	(750)	(217)	501	—	(6,716)

Net income (loss)	$5,362	$7,850	$(3,301)	$1,135	$(746)	$435	$—	$10,735

Total assets	$81,796	$59,873	$27,107	$20,039	$9,414	$157,048	$(150,356)	$204,921

Note 16. Quarterly Results (unaudited)

The following table shows selected quarterly results for the Company.
(in thousands except per share data)

For the year ended December 31, 2007	First	Second	Third	Fourth	Total

Operating revenues	$33,048	$35,101	$35,422	$37,612	$141,183
Operating income	7,084	9,738	8,129	6,234	31,185
Net income	4,071	5,947	5,107	3,678	18,803

Net income per share – basic	$0.18	$0.25	$0.22	$0.16	$0.80
Net income per share - diluted	0.18	0.25	0.22	0.16	0.80

For the year ended December 31, 2006	First	Second	Third	Fourth	Total

Operating revenues	$39,799	$41,427	$42,594	$45,375	$169,195
Operating income	4,151	4,773	5,927	6,323	21,174
Net income	8,545	2,784	3,381	3,212	17,922

Net income per share – basic	$0.37	$0.12	$0.15	$0.14	$0.77
Net income per share - diluted	0.37	0.12	0.14	0.14	0.77

Note 17. Verizon Settlement

In September 2005, the Company settled a claim against Verizon, with respect to overcharges for completing local calls from Shenandoah PCS customers to Verizon customers, for $750,000, which was received by the Company in September 2005 and recorded as a reduction in PCS costs of goods and services.

Exhibits Index

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Shenandoah Telecommunications Company filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2007.

3.2	Shenandoah Telecommunications Company Bylaws, as amended, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 18, 2007.

4.1

Rights Agreement, dated as of February 8, 2008 between the Company and American Stock Transfer and Trust Company filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated January 25, 2008.

4.2	Shenandoah Telecommunications Company Dividend Reinvestment Plan filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-74297).

*4.3	Specimen representing the Common Stock, no par value, of Shenandoah Telecommunications Company.

10.1	Shenandoah Telecommunications Company Stock Incentive Plan filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-21733).

10.2	Shenandoah Telecommunications Company Dividend Reinvestment Plan filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3D (No. 333-74297).

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

10.14	Supplemental Executive Retirement Plan as amended and restated, filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K dated March 23, 2007.

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

10.31

Addendum VII dated March 13, 2007 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., Wireless Co., L.P., APC PCS, LLC, Phillieco, L.P., and Shenandoah Personal Communications Company, filed as Exhibit 10.31 to the Company’s Report on Form 10-K for the year ended December 31, 2006.

10.32

Settlement Agreement and Mutual Release dated March 13, 2007 by and among Sprint Nextel Corporation, Sprint Spectrum L.P., Wireless Co., L.P., Sprint Communications Company L.P., APC PCS, LLC, Phillieco, L.P., and Shenandoah Personal Communications

Company and Shenandoah Telecommunications, filed as Exhibit 10.32 to the Company’s Report on Form 10-K for the year ended December 31, 2006.

10.33	Form of Performance Share Award to Executives filed as Exhibit 10.33 to the Company’s Current Report on Form 8-K dated September 20, 2007.

10.34	Letter Agreement with CoBank, ACB dated July 1, 2007, filed as Exhibit 10.34 to the Company’s Report on Form 10-Q for the period ended September 30, 2007.

10.35	Letter Agreement with CoBank, ACB dated October 26, 2007 and effective as of July 1, 2007 filed as Exhibit 10.35 to the Company’s Report on Form 10-Q for the period ending September 30, 2007.

10.36	Addendum VIII to the Sprint Management Agreement dated November 19, 2007, filed as Exhibit 10.36 to the Company’s Current Report on Form 8-K dated November 20, 2007

*21	List of Subsidiaries.

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of President and Chief Executive Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*31.2	Certification of Vice President and Chief Financial Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

* Filed herewith