Form 10-Q
period 2008-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2008-05-06
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares of the registrant’s common stock outstanding on April 25, 2008 was 25,530,186.

SHENANDOAH TELECOMMUNICATIONS COMPANY
INDEX

		Page Numbers

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets March 31, 2008 and December 31, 2007	3-4

	Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2008 and 2007	5

	Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Three Months Ended March 31, 2008 and the Year Ended December 31, 2007	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	7-8

	Notes to Unaudited Condensed Consolidated Financial Statements	9-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	26

	Signatures	27

	Exhibit Index	28

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	March 31, 2008	December 31, 2007

Current Assets
Cash and cash equivalents	$22,995	$17,245
Accounts receivable, net	11,650	12,338
Income taxes receivable	—	3,762
Materials and supplies	4,642	4,664
Prepaid expenses and other	2,984	2,221
Deferred income taxes	1,031	906

Total current assets	43,302	41,136

Investments, including $2,468 and $2,602 carried at fair value	9,509	9,936

Property, Plant and Equipment
Plant in service	297,698	289,279
Plant under construction	10,420	11,343

	308,118	300,622
Less accumulated amortization and depreciation	152,439	145,198

Net property, plant and equipment	155,679	155,424

Other Assets
Intangible assets, net	2,214	2,331
Cost in excess of net assets of businesses acquired	9,852	9,852
Deferred charges and other assets, net	3,171	2,845

Net other assets	15,237	15,028

Total assets	$223,727	$221,524

See accompanying notes to unaudited condensed consolidated financial statements.

          (Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	March 31, 2008	December 31, 2007

Current Liabilities
Current maturities of long-term debt	$4,285	$4,248
Accounts payable	6,661	6,073
Advanced billings and customer deposits	5,648	5,455
Accrued compensation	1,240	3,098
Income taxes payable	130	—
Accrued liabilities and other	4,786	5,182

Total current liabilities	22,750	24,056

Long-term debt, less current maturities	16,574	17,659

Other Long-Term Liabilities
Deferred income taxes	20,320	20,970
Pension and other	5,176	5,000
Deferred lease payable	2,750	2,715

Total other liabilities	28,246	28,685

Commitments and Contingencies

Shareholders’ Equity
Common stock	14,925	14,691
Retained earnings	142,964	138,172
Accumulated other comprehensive loss, net of tax	(1,732)	(1,739)

Total shareholders’ equity	156,157	151,124

Total liabilities and shareholders’ equity	$223,727	$221,524

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007

Operating revenues	$36,487	$33,048

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	12,538	11,402
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,934	7,474
Depreciation and amortization	7,508	7,088

Total operating expenses	27,980	25,964

Operating income	8,507	7,084

Other income (expense):
Interest expense	(333)	(507)
Gain (loss) on investments, net	(450)	60
Non-operating income, net	207	256

Income before income taxes	7,931	6,893

Income tax expense	3,139	2,822

Net income	$4,792	$4,071

Income per share:
Basic net income per share	$0.20	$0.17
Weighted average shares outstanding, basic	23,521	23,304

Diluted net income per share	$0.20	$0.17
Weighted average shares, diluted	23,587	23,445

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2006	23,284	$11,322	$125,690	$(1,823)	$135,189
Comprehensive income:
Net income	—	—	18,803	—	18,803
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	—	—	—	476	476
Net unrealized loss from pension plans, net of tax	—	—	—	(392)	(392)

Total comprehensive income					18,887

Dividends declared ($0.27 per share)	—	—	(6,321)	—	(6,321)
Dividends reinvested in common stock	23	518	—	—	518
Common stock repurchased	(26)	(636)	—	—	(636)
Common stock issued for share awards	98	2,075	—	—	2,075
Stock-based compensation	—	153	—	—	153
Conversion of liability classified awards to equity classified awards	—	55	—	—	55
Common stock issued through exercise of incentive stock options	130	1,048	—	—	1,048
Net excess tax benefit from stock options exercised	—	156	—	—	156

Balance, December 31, 2007	23,509	$14,691	$138,172	$(1,739)	$151,124
Comprehensive income:
Net income	—	—	4,792	—	4,792
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	—	—	—	7	7

Total comprehensive income					4,799

Stock-based compensation	—	50	—	—	50
Common stock issued through exercise of incentive stock options	21	140	—	—	140
Net excess tax benefit from stock options exercised	—	44	—	—	44

Balance, March 31, 2008	23,530	$14,925	$142,964	$(1,732)	$156,157

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2008	2007

Cash Flows from Operating Activities
Net income	$4,792	$4,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,352	6,945
Amortization	156	143
Stock based compensation expense	(47)	78
Excess tax benefits on stock option exercises	(44)	(39)
Deferred income taxes	(789)	(1,258)
Loss on disposal of assets	42	28
Realized losses on investments carried at fair value	39	—
Unrealized losses on investments carried at fair value	158	—
Net (gain) loss from patronage and equity investments	237	(93)
Other	(190)	634
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	688	676
Materials and supplies	22	150
Increase (decrease) in:
Accounts payable	588	(3,423)
Deferred lease payable	35	62
Other prepaids, deferrals and accruals	1,231	3,335

Net cash provided by operating activities	$14,270	$11,309

Cash Flows From Investing Activities
Purchase and construction of plant and equipment	$(7,757)	$(3,458)
Proceeds from sale of equipment	108	151
Purchase of investment securities	(63)	—
Proceeds from investment activities	56	141

Net cash used in investing activities	$(7,656)	$(3,166)

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2008	2007

Cash Flows From Financing Activities
Principal payments on long-term debt	$(1,048)	$(1,015)
Excess tax benefits on stock option exercises	44	39
Proceeds from exercise of incentive stock options	140	260

Net cash used in financing activities	$(864)	$(716)

Net increase in cash and cash equivalents	$5,750	$7,427

Cash and cash equivalents:
Beginning	17,245	13,440

Ending	$22,995	$20,867

Supplemental Disclosures of Cash Flow Information
Cash payments for:

Interest	$340	$485

Income taxes	$2	$758

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The interim condensed consolidated financial statements of Shenandoah Telecommunications Company and Subsidiaries (collectively, the “Company”) are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein. All such adjustments were of a normal and recurring nature. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The balance sheet information at December 31, 2007 was derived from the audited December 31, 2007 consolidated balance sheet.

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

On March 13, 2007, the Company’s PCS Subsidiary and Sprint Nextel entered into a series of agreements, the principal operating effects of which were to:

•	Amend, as of January 1, 2007, the Agreement to simplify the methods used to settle revenue and expenses between the Company and Sprint Nextel;

•

Transfer, effective in May 2007, 13 Sprint Nextel operated Nextel store locations within the Company’s PCS service area to the Company’s PCS Subsidiary. The Company now sells Sprint Nextel iDEN (Integrated Digital Enhanced Network) phones, dual mode phones (that utilize the CDMA network for voice, and the iDEN network for push-to-talk service) and provides local customer service support for Sprint Nextel iDEN customers in the Company’s service area.

4. Basic net income per share was computed on the weighted average number of shares outstanding. Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period for all dilutive stock options. At March 31, 2008, the Company had outstanding approximately 63,000 performance share units that are “contingently issuable shares” under the treasury stock method; based upon the Company’s stock price during the thirty day period prior to March 31, 2008, these shares did not meet the threshold to be considered dilutive shares, and were excluded from the diluted net income per share computation. There were no adjustments to net income.

5. Investments include $2.5 million of investments carried at fair value as of March 31, 2008, consisting of equity, bond and money market mutual funds. These investments were acquired under a rabbi trust arrangement related to a non-qualified supplemental retirement plan maintained by the Company. During the three months ended March 31, 2008, the Company contributed $54 thousand to the trust, recognized net losses on dispositions of investments of $39 thousand, recognized $9 thousand in dividend and interest income from investments, and recognized net unrealized losses of $158 thousand on these investments. Fair values for these investments held under the rabbi trust are determined by quoted market prices for the underlying mutual funds.

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

The Converged Services segment provides local and long distance voice, video and internet services on an exclusive and non-exclusive basis to MDU communities (primarily off-campus college student housing) throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee, Mississippi, Delaware and Washington, DC.

The Mobile segment provides tower rental space to affiliates and non-affiliates in the Company’s PCS service area and paging services throughout the northern Shenandoah Valley.

The Cable TV segment provides cable television services under various franchise agreements within the incorporated areas of Shenandoah County, Virginia, as well as in the unincorporated areas of Shenandoah County.

Selected financial data for each segment is as follows:

                           Three Months Ended March 31, 2008

(In thousands)

	PCS	Telephone	Converged Services	Mobile	Cable TV	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$21,052	$1,540	$2,868	$—	$1,206	$1,727	$—	$28,393
Access charges	—	2,492	—	—	—	—	—	2,492
Facilities and tower lease	—	880	4	987	—	626	—	2,497
Equipment	1,300	4	6	—	17	80	—	1,407
Other	429	796	170	44	102	157	—	1,698

Total external revenues	22,781	5,712	3,048	1,031	1,325	2,590	—	36,487
Internal Revenues	—	2,015	—	595	8	1,105	(3,723)	—

Total operating revenues	22,781	7,727	3,048	1,626	1,333	3,695	(3,723)	36,487

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	8,468	1,581	2,186	449	910	2,219	(3,275)	12,538
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,428	1,056	1,207	206	317	1,168	(448)	7,934
Depreciation and amortization	4,005	1,509	1,277	218	257	242	—	7,508

Total operating expenses	16,901	4,146	4,670	873	1,484	3,629	(3,723)	27,980

Operating income (loss)	5,880	3,581	(1,622)	753	(151)	66	—	8,507

Non-operating income (expense)	68	(6)	(36)	8	(12)	290	(555)	(243)
Interest expense	—	(1)	(228)	(84)	(65)	(510)	555	(333)

Income (loss) before income taxes	5,948	3,574	(1,886)	677	(228)	(154)	—	7,931
Income taxes	(2,468)	(1,360)	734	(277)	87	145	—	(3,139)

Net income (loss)	$3,480	$2,214	$(1,152)	$400	$(141)	$(9)	$—	$4,792

                           Three Months Ended March 31, 2007

(In thousands)

	PCS	Telephone	Converged Services	Mobile	Cable TV	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$18,181	$1,573	$2,532	$—	$1,130	$1,711	$—	$25,127
Access charges	3	2,807	—	—	—	—	—	2,810
Travel/roaming revenue	45	—	—	—	—	—	—	45
Facilities and tower lease	—	854	3	880	—	473	—	2,210
Equipment	1,061	5	3	—	8	68	—	1,145
Other	400	810	145	92	102	162	—	1,711

Total external revenues	19,690	6,049	2,683	972	1,240	2,414	—	33,048
Internal Revenues	—	1,570	—	435	8	855	(2,868)	—

Total operating revenues	19,690	7,619	2,683	1,407	1,248	3,269	(2,868)	33,048

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	5,810	2,372	1,909	461	1,156	2,169	(2,475)	11,402
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	2,906	1,851	975	204	449	1,482	(393)	7,474
Depreciation and amortization	3,676	1,177	1,480	232	271	252	—	7,088

Total operating expenses	12,392	5,400	4,364	897	1,876	3,903	(2,868)	25,964

Operating income (loss)	7,298	2,219	(1,681)	510	(628)	(634)	—	7,084

Non-operating income (expense)	156	152	—	1	(1)	856	(848)	316
Interest expense	(140)	(1)	(260)	(119)	(62)	(773)	848	(507)

Income (loss) before income taxes	7,314	2,370	(1,941)	392	(691)	(551)	—	6,893
Income taxes	(2,989)	(900)	754	(156)	262	207	—	(2,822)

Net income (loss)	$4,325	$1,470	$(1,187)	$236	$(429)	$(344)	$—	$4,071

The Company’s assets by segment are as follows:

In thousands
(unaudited)

	March 31, 2008	December 31, 2007	March 31, 2007

PCS	$93,565	$78,278	$83,128
Telephone	60,784	55,364	64,757
Converged Services	24,819	27,535	25,377
Mobile	17,079	15,617	15,724
Cable TV	7,368	7,903	7,994
Other	135,429	150,704	169,515

Combined totals	339,044	335,401	366,495
Inter-segment eliminations	(115,317)	(113,877)	(154,832)

Consolidated totals	$223,727	$221,524	$211,663

7. In November 2006, the Company announced its intention to offer early retirement benefits to certain employees; to freeze its defined benefit plans as of January 31, 2007; and subsequently to settle such benefits and terminate the plans. In January 2007, 25 employees accepted the early retirement offer, and during the three months ended March 31, 2007, the Company recorded pension costs (special termination benefits) of $1.3 million, as well as $0.4 million in other costs associated with early retirements. The Company expects to contribute approximately $2.4 million to the pension plan prior to completing the settlement of the pension plan during 2008, and expects to recognize approximately $1.8 million in pension expense during 2008 as settlements occur. No settlement expense was recognized during the three months ended March 31, 2008.

The following table presents pension costs for the three months ended March 31, 2008 and 2007:

In thousands (unaudited)	2008	2007

Net periodic benefit cost recognized:
Interest cost	$128	$188
Expected return on assets	(145)	(224)
Amortization of unrecognized loss	7	3
Special termination benefits	—	1,313

Total	$(10)	$1,280

8. The Company files U.S. federal income tax returns and various state and local income tax returns. With few exceptions, years prior to 2004 are no longer subject to examination. No state or federal income tax audits were in process as of March 31, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements. All statements regarding Shenandoah Telecommunications Company’s expected future financial position and operating results, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements. We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct. The Company’s actual results could be materially different from its expectations because of various factors, including those discussed below and under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2007. The following management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2007, including the financial statements and related notes included therein.

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries. These subsidiaries provide local exchange telephone services and wireless personal communications services (as a Sprint PCS affiliate of Sprint Nextel), as well as cable television, video, Internet and data services, long distance, sale of telecommunications equipment, fiber optics facilities, paging and leased tower facilities. The Company has the following six reporting segments, which it operates and manages as strategic business units organized geographically and by lines of business:

•	wireless personal communications services, or PCS, as a Sprint PCS Affiliate of Sprint Nextel, through Shenandoah Personal Communications Company;

•	telephone, which involves the provision of regulated and non-regulated telephone services, through Shenandoah Telephone Company;

•	converged services, which involves the provision of data, video, voice and long-distance services, through Shentel Converged Services, Inc.;

•	mobile, which involves the provision of tower leasing and paging services, through Shenandoah Mobile Company;

•	cable TV, which involves the provision of cable television services, through Shenandoah Cable Television Company; and

•

other, which involves the provision of Internet, network facility leasing, long-distance and CLEC services, through ShenTel Service Company, Shenandoah Network Company, Shenandoah Long Distance Company, ShenTel Communications Company and Converged Services of West Virginia, and the provision of investments and management services to its subsidiaries, through Shenandoah Telecommunications Company.

Additional Information About the Company’s Business

The following table shows selected operating statistics of the Company for the three months ending on, or as of, the dates shown:

	March 31, 2008	Dec. 31, 2007	March 31, 2007	Dec. 31, 2006

Telephone Access Lines	24,430	24,536	24,794	24,830
Cable Television Subscribers	8,277	8,303	8,420	8,440
Dial-up Internet Subscribers	6,851	7,547	9,423	9,869
DSL Subscribers	8,658	8,136	6,999	6,599
Retail PCS Subscribers	194,105	187,303	165,148	153,503
Long Distance Subscribers	10,758	10,689	10,541	10,499
Fiber Route Miles	667	647	630	625
Total Fiber Miles	38,583	35,872	34,083	33,764
Long Distance Calls (000) (1)	7,734	7,944	7,502	7,235
Total Switched Access Minutes (000)	89,133	92,331	83,664	80,587
Originating Switched Access Minutes (000)	25,747	26,128	24,952	23,995
Employees (full time equivalents)	401	411	358	376
CDMA Base Stations (sites)	352	346	334	332
Towers (100 foot and over)	101	101	100	100
Towers (under 100 foot)	15	14	13	13
PCS Market POPS (000) (2)	2,305	2,297	2,281	2,268
PCS Covered POPS (000) (2)	1,825	1,814	1,766	1,752
PCS Average Monthly Retail Churn% (3)	2.0%	2.3%	1.8%	1.9%
Converged Services Properties Served (4)	113	112	105	102
Converged Services Video Service Users	11,273	11,240	9,524	8,989
Converged Services Telephone Service Users	3,997	4,035	4,466	4,492
Converged Services Network/Internet Users	25,869	25,979	22,350	21,943

(1)	–	Originated by customers of the Company’s Telephone subsidiary.

(2)	–

POPS refers to the estimated population of a given geographic area and is based on information purchased by Sprint Nextel from Geographic Information Services. Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the network’s service area.

(3)	–	PCS Average Monthly Retail Churn is the average of the three monthly subscriber turnover, or churn, calculations for the period.

(4)	–	Indicates MDU complexes where Converged Services provides service under the NTC and Shentel brands.

Results of Operations

Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007

Consolidated Results

The Company’s consolidated results for the first quarter of 2008 and 2007 are summarized as follows:

(in thousands)	Three Months Ended March 31,		Change
	2008	2007	$	%

Operating revenues	$36,487	$33,048	$3,439	10.4
Operating expenses	27,980	25,964	2,016	7.8
Operating income	8,507	7,084	1,423	20.1
Other income (expense)	(576)	(191)	(385)	201.6
Income tax provision	3,139	2,822	317	11.2
Net income	$4,792	$4,071	$721	17.7

Operating revenues

For the three months ended March 31, 2008, operating revenue increased $3.4 million, or 10.4%, primarily due to increased service revenue in the PCS segment. For the quarter ended March 31, 2008, PCS operating revenues increased $3.1 million, or 15.7%. All other Company revenues increased by $0.3 million, compared to the three months ended March 31, 2007.

Operating expenses

For the quarter ended March 31, 2008, operating expenses increased $2.0 million, or 7.8%, compared to the 2007 period. Recognizing the declining market share of Sprint Nextel’s national distribution channels and the lower rate of churn related to customers acquired through Company-owned PCS sales channels, the Company has since 2007 undertaken a program to expand its points of distribution and invest in retention of existing customers. The increased cost associated with these initiatives was approximately $3.2 million in the first quarter of 2008, compared to the first quarter of 2007. In order to increase the coverage and capacity of its PCS network, the Company added 18 PCS cell sites, and in order to increase data revenues, 54 PCS sites were upgraded to provide EVDO (high speed wireless internet/data access) capabilities. Costs to operate the PCS network and depreciation increased $0.7 million in 2008 over the comparable 2007 period. Net non-recurring expenses in the 2007 period were $0.9 million, including approximately $2.0 million in costs relating to early retirements and severances, offset by $1.1 million of one-time expense reductions related to the amended management Agreement with Sprint Nextel.

Other income (expense)

The decrease of $0.4 million reflected in other income (expense) reflects losses on investments held by the Company, including investments held relating to the Company’s non-qualified supplemental retirement plan, and several investments in technology-related development stage companies.

Net income

For the three months ended March 31, 2008, net income increased $0.7 million, as operating income increased due to operating revenues increasing faster than operating expenses, offset by losses on investments and increased taxes.

PCS

Shenandoah PCS Company, as a Sprint PCS Affiliate of Sprint Nextel, provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia.

The Company receives revenues from Sprint Nextel for subscribers that obtain service in the Company’s network coverage area. The Company relies on Sprint Nextel to provide timely, accurate and complete information for the Company to record the appropriate revenue for each financial period.

The Company had 352 PCS base stations in service at March 31, 2008, compared to 334 base stations in service at March 31, 2007. As of March 31, 2008, the Company had 54 EVDO sites operating, covering approximately 1.2 million potential customers; the Company anticipates bringing on-line an additional 53 EVDO sites by year end 2008, covering an additional 0.4 million potential customers. This is expected to bring EVDO coverage to over 80% of our network’s currently covered population.

The Company’s average PCS retail customer turnover, or churn rate, was 2.0% in the first quarter of 2008, compared to 2.3% in the fourth quarter of 2007 and 1.8% in the first quarter of 2007. As of March 31, 2008, the Company had 194,105 retail PCS subscribers compared to 165,148 subscribers at March 31, 2007. The PCS operation added 6,802 net retail customers in the first quarter of 2008 compared to 11,645 net retail subscribers added in the first quarter of 2007.

(in thousands)	Three Months Ended March 31,		Change
	2008	2007	$	%

Segment operating revenues
Wireless service revenue	$21,052	$18,181	$2,871	15.8
Travel and roaming revenue	—	45	(45)	(100.0)
Equipment revenue	1,300	1,061	239	22.5
Other revenue	429	403	26	6.5

Total segment operating revenues	22,781	19,690	3,091	15.7

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	8,468	5,810	2,658	45.7
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,428	2,906	1,522	52.4
Depreciation and amortization	4,005	3,676	329	8.9

Total segment operating expenses	16,901	12,392	4,509	36.4

Segment operating income	$5,880	$7,298	$(1,418)	(19.4)

Operating revenues

For the 2008 three month period, wireless service revenue totaled $21.1 million, an increase of $2.9 million or 15.8% over the comparable 2007 period. Gross billings totaled $31.4 million, an increase of $5.2 million or 19.9%, consistent with the 19.7% increase in average subscribers. Deductions from gross revenue increased $2.3 million compared to 2007, particularly allocated write-offs (which increased $1.3 million, or 110%), continuing a trend first noted in the third quarter of 2007. All other deductions increased $1.0 million, or approximately 14.6%, in 2008 compared to 2007.

Equipment revenue increased $0.2 million, as a result of increased sales of handsets to new and upgrading customers.

Operating expenses

Overall PCS operating expenses increased $4.5 million, or 36.4%, from $12.4 million in the first quarter of 2007 to $16.9 million in the 2008 period. Recognizing the declining market share of Sprint Nextel’s national distribution channels and the lower rates of churn related to customers acquired through Company-owned PCS sales channels, the

Company has since 2007 undertaken a program to expand its points of distribution and invest in retention of its existing customers. These changes account for $3.2 million of the total change in operating expenses, with non-recurring reductions of expense (totaling $1.1 million in the first quarter of 2007 resulting from the changes in the Company’s management Agreement with Sprint Nextel) accounting for most of the remainder of the year over year increase in operating expenses.

Since the first quarter of 2007, the Company has increased its retail store network by 13 to 22 stores currently, at an increased cost of $0.7 million for the new stores, reflected in selling, general and administrative expense below. Relationships with local dealers have been expanded, increasing these dealer doors from 28 at March 31, 2007, to 46 as of March 31, 2008. As a result, the percentage of customers added through Company-controlled channels has increased from 40% in the first quarter of 2007 to 58% in 2008. Sprint Nextel is responsible for the handset and commission costs for customers acquired through its national and regional channels, while the Company is responsible for these costs through local distribution that it controls. Primarily as a result of this shift, the cost of handsets and commissions has grown from approximately $1.8 million in the first quarter of 2007 to $2.6 million in the first quarter of 2008. Commissions are categorized in selling, general and administrative expenses, and represented half of the increase in costs reflected in the prior sentence. Customer retention costs, principally costs of handsets used for upgrades, warranty and insurance replacements and included in cost of goods and services, increased $1.0 million from the 2007 comparable period, contributing to a reduction in churn from fourth quarter 2007’s 2.3% to 2.0% in the first quarter of 2008. Finally, expansion of our PCS network capacity, coverage, and the addition of EVDO (high speed wireless data/internet) service, added approximately $0.4 million to network costs (included in cost of goods and services) and $0.3 million to depreciation expense.

Cost of goods and services

Cost of goods and services increased $2.7 million in 2008 from the first quarter of 2007. Changes in distribution channels, efforts to reduce churn, costs of the expanded network, and adjustments resulting from the amendment in 2007 to the Agreement with Sprint Nextel, accounted for the increase.

The shift from Sprint Nextel national and regional distribution channels to local distribution for which the Company is responsible, as described above, resulted in a $0.4 million increase in handset costs for sales of new handsets to customers.

Customer churn was 1.8% in the first quarter of 2007. Churn has decreased from 2.3% in the fourth quarter of 2007 to 2.0% in the first quarter of 2008. Cost of customer retention, which aided in this drop in churn (including the costs of handsets used for upgrades, warranty and insurance replacements) increased by $1.0 million, from $1.1 million in 2007 to $2.1 million in the 2008 first quarter.

Cost of goods and services also includes line costs, up $0.4 million due to additional capacity to support EVDO high speed internet traffic. Such costs are expected to increase in future periods as additional EVDO sites are brought on-line, and as new towers and base stations are added to expand our network coverage. Cost of goods sold in 2007 also included $0.6 million in non-recurring expense reductions related to the 2007 amendment to the Agreement with Sprint Nextel.

Selling, general and administrative

Selling, general and administrative expenses increased $1.5 million in 2008 from the first quarter of 2007, consisting of approximately $0.7 million in rent and personnel costs associated with 13 retail stores acquired from Sprint Nextel in May 2007, and approximately $0.4 million in higher commissions in 2008 over 2007. In addition, 2007 first quarter results included a non-recurring benefit of $0.5 million due to the elimination of the bad debt reserve, no longer necessary under the 2007 amendment to the Agreement with Sprint Nextel.

Depreciation and amortization

Depreciation and amortization increased approximately $0.3 million in 2008 over 2007, due to the 13 retail stores acquired in 2007 and capital projects for EVDO capability and new cell sites placed in service mostly in the fourth quarter of 2007.

Telephone

(in thousands)	Three Months Ended March 31,		Change
	2008	2007	$	%

Segment operating revenues
Service revenue – wireline	$1,677	$1,698	$(21)	(1.2)
Access revenue	3,036	3,223	(187)	(5.8)
Facilities lease revenue	2,081	1,758	323	18.4
Equipment revenue	4	5	(1)	(20.0)
Other revenue	929	935	(6)	(0.6)

Total segment operating revenues	7,727	7,619	108	1.4

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	1,581	2,372	(791)	(33.3)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,056	1,851	(795)	(42.9)
Depreciation and amortization	1,509	1,177	332	28.2

Total segment operating expenses	4,146	5,400	(1,254)	(23.2)

Segment operating income	$3,581	$2,219	$1,362	61.4

Shenandoah Telephone Company provides both regulated and unregulated telephone services and leases fiber optic facilities primarily throughout the northern Shenandoah Valley, and into the northern Virginia suburbs of Washington, DC.

Over past periods, the trend amongst regulated local telephone service providers has been a decline in subscribers, principally due to competition from cable companies and other competitive providers, and consumer migration to wireless and DSL services eliminating second and often the primary access lines. The construction of new homes within Shenandoah County, combined with Shentel’s ownership of the overlapping cable franchise (which does not offer internet or voice service), appeared to have mitigated this trend. In the first quarter of 2008, access lines declined by 106, compared to a decline of 36 in the first quarter of 2007. Based on industry experience, the Company anticipates that the long-term trend toward declining telephone subscriber counts will continue for the foreseeable future.

Operating revenues

Access revenue decreased $0.2 million, or 5.8%, due to adjustments to NECA settlements.

Facilities lease revenue increased $0.3 million, or 18.4%, due to additional circuits leased during 2007.

Cost of goods and services

Cost of goods and services decreased in 2008 by $0.8 million, or 33.3%, due to a portion of the early retirements and severances allocated to the Telephone segment in 2007 ($0.6 million), combined with a gain of $0.1 million in 2008 on asset disposals.

Selling, general and administrative

Selling, general and administrative costs decreased $0.8 million, or 42.9%, due primarily to the remaining portion of the cost of the early retirements and severances allocated to the Telephone segment in 2007 ($0.7 million).

Depreciation and amortization

In late 2007, the Company accelerated depreciation on certain network assets scheduled for replacement over the next year. As a result, depreciation and amortization expense increased $0.3 million.

Converged Services

	Three Months Ended March 31,		Change
(in thousands)	2008	2007	$	%

Segment operating revenues
Service revenue	$2,868	$2,532	$336	13.3
Other revenue	180	151	29	19.2

Total segment operating revenues	3,048	2,683	365	13.6

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	2,186	1,909	277	14.5
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,207	975	232	23.8
Depreciation and amortization	1,277	1,480	(203)	(13.7)

Total segment operating expenses	4,670	4,364	306	7.0

Segment operating (loss)	$(1,622)	$(1,681)	$59	(3.5)

The Converged Services segment provides local and long distance voice, data and video services on an exclusive and non-exclusive basis to MDU communities throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee, Mississippi, Delaware and Washington, DC.

The number of MDU properties served increased by eight net properties, to 113 at March 31, 2008 from 105 as of the end of the first quarter of 2007. One property was added during the first quarter of 2008, while three properties were added during the first quarter of 2007.

Operating revenues

Service revenue increased $0.3 million, or 13.3%. Service revenues consist of voice, video and data services at MDU properties in the southeastern United States. Video and data service revenues each increased $0.2 million, partly offset by $0.1 million in declining voice revenue, as college students migrate to wireless phone service.

Cost of goods and services

Cost of goods and services increased in 2008 by $0.3 million, or 14.5%, compared to the first quarter of 2007. Cost of goods and services reflects the cost of purchasing video and voice services, the network costs to provide Internet services to customers and network maintenance and repair. Network costs increased $0.2 million, while video programming costs increased $0.1 million, primarily due to costs at new properties opened since December 31, 2006.

Selling, general and administrative

Selling, general and administrative expense increased in 2008 by $0.2 million, or 23.8%, primarily due to professional fees incurred in connection with proposed FCC rulings on exclusive access contracts.

Depreciation and amortization

Depreciation and amortization expense decreased $0.2 million, or 13.7%, compared to the first quarter of 2007, as certain phone system assets became fully depreciated at the end of 2007.

Mobile

(in thousands)	Three Months Ended March 31,		Change
	2008	2007	$	%

Segment operating revenues
Tower lease revenue-affiliate	$595	$435	$160	36.8
Tower lease revenue-non-affiliate	987	880	107	12.2
Other revenue	44	92	(48)	(52.2)

Total segment operating revenues	1,626	1,407	219	15.6

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	449	461	(12)	(2.6)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	206	204	2	1.0
Depreciation and amortization	218	232	(14)	(6.0)

Total segment operating expenses	873	897	(24)	(2.7)

Segment operating income	$753	$510	$243	47.6

The Mobile segment provides tower rental space to affiliated and non-affiliated companies in the Company’s PCS markets and paging services throughout the northern Shenandoah Valley.

At March 31, 2008, the Mobile segment had 114 towers and 169 non-affiliate tenants compared to 113 towers and 148 non-affiliate tenants at March 31, 2007.

Operating revenues

The increase in tower lease revenue - affiliate, resulted from adjustments made in the second quarter of 2007 to better reflect market rents for tower space. The increase in non-affiliate tower lease revenue resulted primarily from additional leases.

The decrease in other revenue resulted primarily from lease termination fees received in early 2007 following the AT&T- BellSouth merger.

Cable Television

(in thousands)	Three Months Ended March 31,		Change
	2008	2007	$	%

Segment operating revenues
Service revenue	$1,206	$1,130	$76	6.7
Equipment and other revenue	127	118	9	7.6

Total segment operating revenues	1,333	1,248	85	6.8

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	910	1,156	(246)	(21.3)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	317	449	(132)	(29.4)
Depreciation and amortization	257	271	(14)	(5.2)

Total segment operating expenses	1,484	1,876	(392)	(20.9)

Segment operating loss	$(151)	$(628)	$477	(76.0)

The Cable Television segment provides analog, digital and high-definition television signals under franchise agreements within Shenandoah County, Virginia. As of March 31, 2008, it served 8,277 subscribers, down 26 from December 31, 2007 and down 143 from March 31, 2007. Increases in digital subscribers were offset by losses in basic customers.

Operating revenues

Service revenue increased slightly in 2008 from 2007 due to a rate increase for both basic and digital customers in late 2007. Rates for these two categories increased approximately 9%.

Cost of goods and services

Cost of goods and services decreased due to higher costs incurred in 2007 associated with the new high-definition television service launch, as well as a portion of this segment’s share of early retirement costs ($0.1 million) incurred in early 2007.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $0.1 million due to the remaining portion of the Cable segment’s share of early retirement costs recognized in the first quarter of 2007.

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

Sources and Uses of Cash. The Company generated $14.3 million of net cash from operations in the 2008 three month period, compared to $11.3 million in the 2007 three month period. Changes in accounts receivable and accounts payable during 2007 related to the changes in the settlement process with Sprint Nextel that resulted in certain revenues and expenses being netted into a fee that is now reported net within revenue, with corresponding changes in receivables and payables.

Indebtedness. As of March 31, 2008, the Company’s indebtedness totaled $20.9 million, with an annualized overall weighted average interest rate of approximately 7.5%. As of March 31, 2008, the Company was in compliance with the covenants in its credit agreements.

The Company utilized a revolving reducing credit facility to fund the Converged Services acquisition in 2004. No balances are currently outstanding on this facility, and the Company has the ability to borrow approximately $11.0 million as of March 31, 2008.

The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. Capital expenditures budgeted for 2008 total approximately $65 million, including approximately $28.9 million for 60 additional PCS base stations and towers to expand our network coverage and capacity (principally in Pennsylvania), 53 new EVDO sites to provide EVDO service over more of our network, and additional switch capacity to handle the additional growth. The Company had slowed PCS capital spending until the uncertainty regarding its relationship with Sprint Nextel was eliminated by the new Agreement in 2007. Approximately $17.7 million is budgeted for Converged Services’ network upgrades, new apartment complex build outs, improvements and replacements; approximately $9.6 million for telephone network operations and fiber projects; and approximately $8.7 million for back office technology upgrades, to add capacity and redundancy to our fiber networks in Virginia, Maryland and West Virginia, and other capital needs. Capital spending may shift amongst these priorities as opportunities arise.

For the 2008 three month period, the Company spent $7.8 million on capital projects, compared to $3.5 million in 2007. Spending related to PCS accounted for $3.2 million of the increase, as the Company continued to expand its network coverage. Spending on fiber projects accounted for $0.4 million of the growth, with the remainder spread amongst numerous other projects.

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

Recently Issued Accounting Standards

There were no recently issued accounting standards, not adopted by the Company as of March 31, 2008, that are expected to have a material impact on the Company’s results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes. The Company’s interest rate risk generally involves three components. The first component is outstanding debt with variable rates. As of March 31, 2008, the Company had no variable rate debt outstanding. All of the Company’s outstanding debt has fixed rates through maturity. A 10.0% increase in interest rates would decrease the fair value of the Company’s total debt by approximately $0.3 million, while the estimated fair value of the fixed rate debt was approximately $21.5 million as of March 31, 2008.

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

Management does not view market risk as having a significant impact on the Company’s results of operations, although future results could be adversely affected if interest rates were to increase significantly for an extended period and the Company were to require external financing. The Company’s investments in publicly traded equity and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Executive Supplemental Retirement Plan. General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

As of March 31, 2008, the Company has $7.0 million invested in privately held companies directly or through investments with portfolio managers. Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability. The Company’s market risk is limited to the funds previously invested and an additional $0.7 million committed under contracts the Company has signed with portfolio managers.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934. The Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Information provided by Sprint Nextel includes reports regarding the subscriber accounts receivable in the Company’s markets. Sprint Nextel provides the Company with monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level. The Company reviews these various reports to identify discrepancies or errors. Under the Company’s agreements with Sprint Nextel, the Company is entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 16.8% of revenue retained by Sprint Nextel. Because of the Company’s reliance on Sprint Nextel for financial information, the Company must depend on Sprint Nextel to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint Nextel’s other Sprint PCS affiliate network partners. To address this issue, Sprint Nextel engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70 (“SAS 70 reports”). The report is provided to the Company on a semi-annual basis and covers a nine-month period. The most recent report covers the period from January 1, 2007 to September 30, 2007. The most recent report indicated there were no material issues which would adversely affect the information used to support the recording of the revenues provided by Sprint Nextel related to the Company’s relationship with them.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company had no material legal proceedings as of the date of this report.

ITEM 1A.	Risk Factors

As previously discussed, our actual results could differ materially from our forward looking statements. Except as set forth below, there have been no material changes in the risk factors from those described in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The intellectual property rights utilized by us, our suppliers and service providers may infringe on intellectual property rights owned by others. We purchase products from suppliers, including handset device suppliers, and utilize service providers to provide services including billing and customer care functions, that incorporate or utilize intellectual property. Some of our suppliers and service providers have received, and may receive in the future, assertions and claims from third parties that the products or software utilized by us or our suppliers and service providers infringe on the patents or other intellectual property rights of these third parties. These claims could require us or an infringing supplier or service provider to cease certain activities or to cease selling the relevant products and services. Such claims and assertions also could subject us to costly litigation and significant liabilities for damages or royalty payments, or require us to cease certain activities or to cease selling certain products and services.

All suppliers of our CDMA handsets license intellectual property from QUALCOMM. Some of this QUALCOMM intellectual property has been found to infringe on certain patents owned by Broadcom Corporation. The International Trade Commission has found that QUALCOMM infringes certain of Broadcom’s intellectual property, and a United States district court recently enjoined QUALCOMM from further infringement of other patents and from certain other activities. Although that injunction is effective immediately, the ruling contains a sunset provision for certain QUALCOMM products, which expires on January 31, 2009, that provides time for QUALCOMM to modify its infringing products to avoid infringement. If QUALCOMM does not modify its products so as to avoid infringement of Broadcom’s patents at issue by January 31, 2009, QUALCOMM will be unable to sell or support those products that were found to infringe and we may be unable to use CDMA handsets that are the subject of these claims, including handsets that utilize QUALCOMM’s QChat technology, which we intend to use in the future to provide push-to-talk services on our network.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders. When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased. The following table provides information about the Company’s repurchases of fractional shares during the three months ended March 31, 2008:

	Number of Shares Purchased	Average Price Paid per Share

January 1 to January 31	4	$21.61
February 1 to February 28	2	$18.28
March 1 to March 31	1	$15.10

Total	7	$19.98

ITEM 6.	Exhibits

(a) The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY
(Registrant)

/s/Adele M. Skolits

Adele M. Skolits, Vice President - Finance and Chief Financial Officer
Date: May 6, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.