Form 10-Q/A
period 2008-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2008-05-15
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A

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

The number of shares of the registrant’s common stock outstanding on April 25, 2008 was 23,530,186.1

1. The number of shares of common stock outstanding on April 25, 2008, was incorrectly reported in the original filing due to a typographical error.

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