Form 10-Q
period 2008-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2008-08-06
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of the registrant’s common stock outstanding on July 28, 2008 was 23,534,890.

________________________

1

SHENANDOAH TELECOMMUNICATIONS COMPANY
INDEX

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	June 30, 2008	December 31, 2007

Current Assets
Cash and cash equivalents	$23,007	$17,245
Accounts receivable, net	14,289	12,338
Income taxes receivable	—	3,762
Materials and supplies	4,387	4,664
Prepaid expenses and other	2,438	2,221
Deferred income taxes	1,068	906

Total current assets	45,189	41,136

Investments, including $2,465 and $2,602 carried at fair value	9,761	9,936

Property, Plant and Equipment
Plant in service	304,173	289,279
Plant under construction	14,763	11,343

	318,936	300,622
Less accumulated amortization and depreciation	159,966	145,198

Net property, plant and equipment	158,970	155,424

Other Assets
Intangible assets, net	2,097	2,331
Cost in excess of net assets of businesses acquired	9,852	9,852
Deferred charges and other assets, net	3,683	2,845

Net other assets	15,632	15,028

Total assets	$229,552	$221,524

See accompanying notes to unaudited condensed consolidated financial statements.

                        (Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	June 30, 2008	December 31, 2007

Current Liabilities
Current maturities of long-term debt	$4,322	$4,248
Accounts payable	4,917	6,073
Advanced billings and customer deposits	5,644	5,455
Accrued compensation	1,986	3,098
Income taxes payable	739	—
Accrued liabilities and other	5,055	5,182

Total current liabilities	22,663	24,056

Long-term debt, less current maturities	15,479	17,659

Other Long-Term Liabilities
Deferred income taxes	19,995	20,970
Pension and other	5,056	5,000
Deferred lease payable	2,834	2,715

Total other liabilities	27,885	28,685

Commitments and Contingencies

Shareholders’ Equity
Common stock	15,022	14,691
Retained earnings	150,214	138,172
Accumulated other comprehensive loss, net of tax	(1,711)	(1,739)

Total shareholders’ equity	163,525	151,124

Total liabilities and shareholders’ equity	$229,552	$221,524

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Operating revenues	$39,137	$35,101	$75,623	$68,149

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	11,972	11,068	24,510	22,470
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,038	7,070	14,972	14,544
Depreciation and amortization	7,775	7,225	15,283	14,313

Total operating expenses	26,785	25,363	54,765	51,327

Operating income	12,352	9,738	20,858	16,822

Other income (expense):
Interest expense	(346)	(472)	(680)	(979)
Gain (loss) on investments, net	90	348	(360)	408
Non-operating income, net	281	403	490	659

Income before income taxes	12,377	10,017	20,308	16,910

Income tax expense	5,127	4,070	8,266	6,892

Net income	$7,250	$5,947	$12,042	$10,018

Income per share:
Basic net income per share	$0.31	$0.25	$0.51	$0.43
Weighted average shares outstanding, basic	23,533	23,350	23,527	23,327

Diluted net income per share	$0.31	$0.25	$0.51	$0.43
Weighted average shares, diluted	23,575	23,477	23,582	23,461

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2006	23,284	$11,322	$125,690	$(1,823)	$135,189
Comprehensive income:
Net income	—	—	18,803	—	18,803
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	—	—	—	476	476
Net unrealized loss from pension plans, net of tax	—	—	—	(392)	(392)

Total comprehensive income					18,887

Dividends declared ($0.27 per share)	—	—	(6,321)	—	(6,321)
Dividends reinvested in common stock	23	518	—	—	518
Common stock repurchased	(26)	(636)	—	—	(636)
Common stock issued for share awards	98	2,075	—	—	2,075
Stock-based compensation	—	153	—	—	153
Conversion of liability classified awards to equity classified awards	—	55	—	—	55
Common stock issued through exercise of incentive stock options	130	1,048	—	—	1,048
Net excess tax benefit from stock options exercised	—	156	—	—	156

Balance, December 31, 2007	23,509	$14,691	$138,172	$(1,739)	$151,124
Comprehensive income:
Net income	—	—	12,042	—	12,042
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	—	—	—	28	28

Total comprehensive income					12,070

Stock-based compensation	—	100	—	—	100
Common stock issued through exercise of incentive stock options	26	186	—	—	186
Net excess tax benefit from stock options exercised	—	45	—	—	45

Balance, June 30, 2008	23,535	$15,022	$150,214	$(1,711)	$163,525

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2008	2007

Cash Flows from Operating Activities
Net income	$12,042	$10,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,957	14,020
Amortization	326	293
Stock based compensation expense	(18)	89
Excess tax benefits on stock option exercises	(45)	(95)
Deferred income taxes	(1,165)	(1,626)
Loss on disposal of assets	127	546
Realized losses on investments carried at fair value	39	—
Unrealized losses on investments carried at fair value	198	—
Net (gain) loss from patronage and equity investments	203	(464)
Other	(877)	(12)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,951)	(44)
Materials and supplies	277	(1,207)
Increase (decrease) in:
Accounts payable	(1,156)	(2,422)
Deferred lease payable	119	115
Other prepaids, deferrals and accruals	3,452	2,436

Net cash provided by operating activities	$26,528	$21,647

Cash Flows From Investing Activities
Purchase and construction of plant and equipment	$(18,734)	$(8,819)
Proceeds from sale of equipment	108	359
Purchase of investment securities	(337)	(2,585)
Proceeds from investment activities	72	457

Net cash used in investing activities
	$(18,891)	$(10,588)

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2008	2007

Cash Flows From Financing Activities
Principal payments on long-term debt	$(2,106)	$(2,037)
Excess tax benefits on stock option exercises	45	95
Proceeds from exercise of incentive stock options	186	699

Net cash used in financing activities	$(1,875)	$(1,243)

Net increase in cash and cash equivalents	$5,762	$9,816

Cash and cash equivalents:
Beginning	17,245	13,440

Ending	$23,007	$23,256

Supplemental Disclosures of Cash Flow Information
Cash payments for:

Interest	$805	$961

Income taxes	$4,889	$7,650

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

On March 13, 2007, the Company’s PCS Subsidiary and Sprint Nextel entered into a series of agreements, the principal operating effects of which were to:

•	Amend, as of January 1, 2007, the Agreement to simplify the methods used to settle revenue and expenses between the Company and Sprint Nextel;

•	Transfer, effective in May 2007, 13 Sprint Nextel operated Nextel store locations within the Company’s PCS service area to the Company’s PCS Subsidiary. The Company, as an agent, now sells Sprint Nextel iDEN (Integrated Digital Enhanced Network) phones and provides local customer service support for Sprint Nextel iDEN customers in the Company’s service area.

4. Basic net income per share was computed on the weighted average number of shares outstanding. Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period for all dilutive stock options. At June 30, 2008, the Company had outstanding approximately 61,000 performance share units that are “contingently issuable shares” under the treasury stock method; based upon the Company’s stock price during the thirty day period prior to June 30, 2008, these shares did not meet the threshold to be considered dilutive shares, and were excluded from the diluted net income per share computation. There were no adjustments to net income.

5.  Investments include $2.5 million of investments carried at fair value as of June 30, 2008, consisting of equity, bond and money market mutual funds. These investments were acquired under a rabbi trust arrangement related to a non-qualified supplemental retirement plan maintained by the Company. During the three months ended June 30, 2008, the Company contributed $21 thousand to the trust, recognized no net losses on dispositions of investments, recognized $15 thousand in dividend and interest income from investments, and recognized net unrealized losses of $40 thousand on these investments. During the six months ended June 30, 2008, the Company contributed $76 thousand to the trust, recognized net losses on dispositions of investments of $39 thousand, recognized $24 thousand in dividend and interest income from investments, and recognized net unrealized losses of $198 thousand on these investments. Fair values for these investments held under the rabbi trust are determined by quoted market prices for the underlying mutual funds.

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

Selected financial data for each segment is as follows:

Three Months Ended June 30, 2008
(In thousands)

	PCS	Telephone	Converged Services	Mobile	Cable TV	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$22,510	$1,540	$2,777	$—	$1,197	$1,733	$—	$29,757
Access charges	—	2,320	—	—	—	—	—	2,320
Facilities and tower lease	—	935	5	1,006	—	570	—	2,516
Equipment	1,511	7	19	—	15	51	—	1,603
Other	1,575	795	174	135	100	162	—	2,941

Total external revenues	25,596	5,597	2,975	1,141	1,312	2,516	—	39,137
Internal Revenues	—	1,961	—	604	8	1,048	(3,621)	—

Total operating revenues	25,596	7,558	2,975	1,745	1,320	3,564	(3,621)	39,137

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	7,644	1,691	2,245	487	932	2,152	(3,179)	11,972
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	3,408	1,233	1,101	226	332	1,180	(442)	7,038
Depreciation and amortization	3,981	1,628	1,442	221	262	241	—	7,775

Total operating expenses	15,033	4,552	4,788	934	1,526	3,573	(3,621)	26,785

Operating income (loss)	10,563	3,006	(1,813)	811	(206)	(9)	—	12,352

Non-operating income (expense)	151	85	(5)	18	8	720	(606)	371
Interest expense	(21)	(8)	(250)	(96)	(66)	(511)	606	(346)

Income (loss) before income taxes	10,693	3,083	(2,068)	733	(264)	200	—	12,377
Income taxes	(4,411)	(1,173)	805	(300)	101	(149)	—	(5,127)

Net income (loss)	$6,282	$1,910	$(1,263)	$433	$(163)	$51	$—	$7,250

Three Months Ended June 30, 2007
(In thousands)

	PCS	Telephone	Converged Services	Mobile	Cable TV	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$20,060	$1,570	$2,383	$—	$1,129	$1,716	$—	$26,858
Access charges	—	2,764	—	—	—	—	—	2,764
Facilities and tower lease	—	911	—	901	—	502	—	2,314
Equipment	1,137	7	—	—	11	54	—	1,209
Other	645	832	164	46	100	169	—	1,956

Total external revenues	21,842	6,084	2,547	947	1,240	2,441	—	35,101
Internal Revenues	—	1,653	—	592	8	897	(3,150)	—

Total operating revenues	21,842	7,737	2,547	1,539	1,248	3,338	(3,150)	35,101

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	6,974	1,430	1,940	441	993	2,000	(2,710)	11,068
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	3,147	1,461	1,217	174	346	1,165	(440)	7,070
Depreciation and amortization	3,727	1,188	1,548	232	267	263	—	7,225

Total operating expenses	13,848	4,079	4,705	847	1,606	3,428	(3,150)	25,363

Operating income (loss)	7,994	3,658	(2,158)	692	(358)	(90)	—	9,738

Non-operating income (expense)	144	197	—	—	—	1,238	(828)	751
Interest expense	(81)	(1)	(258)	(95)	(68)	(797)	828	(472)

Income (loss) before income taxes	8,057	3,854	(2,416)	597	(426)	351	—	10,017
Income taxes	(3,256)	(1,459)	925	(258)	132	(154)	—	(4,070)

Net income (loss)	$4,801	$2,395	$(1,491)	$339	$(294)	$197	$—	$5,947

Six Months Ended June 30, 2008
(In thousands)

	PCS	Telephone	Converged Services	Mobile	Cable TV	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$43,562	$3,079	$5,645	$—	$2,403	$3,461	$—	$58,150
Access charges	—	4,813	—	—	—	—	—	4,813
Facilities and tower lease	—	1,815	9	1,994	—	1,195	—	5,013
Equipment	2,811	10	25	—	32	131	—	3,009
Other	2,004	1,592	344	178	202	318	—	4,638

Total external revenues	48,377	11,309	6,023	2,172	2,637	5,105	—	75,623
Internal Revenues	—	3,976	—	1,199	16	2,153	(7,344)	—

Total operating revenues	48,377	15,285	6,023	3,371	2,653	7,258	(7,344)	75,623

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	16,111	3,272	4,431	936	1,843	4,371	(6,454)	24,510
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,836	2,289	2,308	433	648	2,348	(890)	14,972
Depreciation and amortization	7,986	3,137	2,719	439	519	483	—	15,283

Total operating expenses	31,933	8,698	9,458	1,808	3,010	7,202	(7,344)	54,765

Operating income (loss)	16,444	6,587	(3,435)	1,563	(357)	56	—	20,858

Non-operating income (expense)	219	79	(41)	27	(4)	1,011	(1,161)	130
Interest expense	(22)	(9)	(478)	(180)	(130)	(1,022)	1,161	(680)

Income (loss) before income taxes	16,641	6,657	(3,954)	1,410	(491)	45	—	20,308
Income taxes	(6,879)	(2,533)	1,539	(577)	187	(3)	—	(8,266)

Net income (loss)	$9,762	$4,124	$(2,415)	$833	$(304)	$42	$—	$12,042

Six Months Ended June 30, 2007
(In thousands)

	PCS	Telephone	Converged Services	Mobile	Cable TV	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$38,241	$3,143	$4,914	$—	$2,259	$3,427	$—	$51,984
Access charges	—	5,571	—	—	—	—	—	5,571
Facilities and tower lease	—	1,765	—	1,780	—	975	—	4,520
Equipment	2,198	12	—	—	19	122	—	2,351
Other	1,093	1,641	315	141	202	331	—	3,723

Total external revenues	41,532	12,132	5,229	1,921	2,480	4,855	—	68,149
Internal Revenues	—	3,224	—	1,026	16	1,752	(6,018)	—

Total operating revenues	41,532	15,356	5,229	2,947	2,496	6,607	(6,018)	68,149

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	12,784	3,802	3,850	902	2,149	4,169	(5,186)	22,470
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	6,052	3,312	2,192	378	796	2,646	(832)	14,544
Depreciation and amortization	7,403	2,365	3,027	464	538	516	—	14,313

Total operating expenses	26,239	9,479	9,069	1,744	3,483	7,331	(6,018)	51,327

Operating income (loss)	15,293	5,877	(3,840)	1,203	(987)	(724)	—	16,822

Non-operating income (expense)	299	350	—	—	—	2,094	(1,676)	1,067
Interest expense	(221)	(2)	(517)	(214)	(131)	(1,570)	1,676	(979)

Income (loss) before income taxes	15,371	6,225	(4,357)	989	(1,118)	(200)	—	16,910
Income taxes	(6,245)	(2,359)	1,679	(414)	394	53	—	(6,892)

Net income (loss)	$9,126	$3,866	$(2,678)	$575	$(724)	$(147)	$—	$10,018

The Company’s assets by segment are as follows:

In thousands (unaudited)

	June 30, 2008	December 31, 2007	June 30, 2007

PCS	$100,834	$78,278	$75,877
Telephone	64,772	55,364	64,943
Converged Services	26,067	27,535	25,285
Mobile	17,768	15,617	15,382
Cable TV	7,183	7,903	7,765
Other	137,379	150,704	165,160

Combined totals	354,003	335,401	354,412
Inter-segment eliminations	(124,451)	(113,877)	(137,750)

Consolidated totals	$229,552	$221,524	$216,662

7.  In November 2006, the Company announced its intention to offer early retirement benefits to certain employees; to freeze its defined benefit plan as of January 31, 2007; and subsequently to settle such benefits and terminate the plan. In January 2007, 25 employees accepted the early retirement offer, and during the three months ended March 31, 2007, the Company recorded pension costs (special termination benefits) of $1.3 million, as well as $0.4 million in other costs associated with early retirements, and during the three months ended June 30, 2007, the Company recorded an additional $0.3 million in one-time pension costs, and $0.1 million in additional early retirement related costs. The Company expects to contribute approximately $2.8 million in cash to the pension plan prior to completing the settlement of the pension plan during 2008, and expects to recognize approximately $1.8 million in pension expense during 2008 as settlements occur. No settlement expense was recognized during the three months or six months ended June 30, 2008.

The following table presents pension costs for the three months ended June 30, 2008 and 2007:

In thousands (unaudited)	2008	2007

Net periodic benefit cost recognized:
Interest cost	$128	$188
Expected return on assets	(145)	(224)
Amortization of unrecognized loss	7	3
Change in plan provisions	—	280

Total	$(10)	$247

The following table presents pension costs for the six months ended June 30, 2008 and 2007:

In thousands (unaudited)	2008	2007

Net periodic benefit cost recognized:
Interest cost	$256	$317
Expected return on assets	(290)	(448)
Amortization of unrecognized loss	14	6
Change in plan provisions	—	280
Special termination benefits	—	1,313

Total	$(20)	$1,468

8. The Company files U.S. federal income tax returns and various state and local income tax returns. With few exceptions, years prior to 2004 are no longer subject to examination. No state or federal income tax audits were in process as of June 30, 2008.

9. On August 6, 2008, the Company entered into an asset purchase agreement to acquire certain cable assets serving customers in Virginia and West Virginia from Rapid Communications, LLC. The $16.1 million purchase includes approximately 17,650 customers located in 50 franchise areas primarily clustered around Covington, Virginia; Summerville, West Virginia; and Weston, West Virginia. The purchase price is subject to adjustments for changes in customers or homes passed through the closing date.

The Company expects to consolidate and upgrade many of these cable networks over the next few years to be able to offer most customers expanded triple play services including High Definition TV, Video on Demand, High Speed Internet and Voice. The sale is subject to regulatory approvals and is expected to close prior to the end of 2008. The Company intends to finance the purchase price and network upgrades utilizing a ine of credit, the terms of which have not yet been finalized.

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

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries. These subsidiaries provide local exchange telephone services and wireless personal communications services (as a Sprint PCS affiliate of Sprint Nextel), as well as cable television, video, Internet and data services, long distance, sale of telecommunications equipment, fiber optics facilities, paging and leased tower facilities. The Company has the following six reporting segments, which it operates and manages as strategic business units organized geographically and by lines of business:

•	wireless personal communications services, or PCS, as a Sprint PCS Affiliate of Sprint Nextel, in portions of Virginia, West Virginia, Maryland and Pennsylvania, through Shenandoah Personal Communications Company;

•	telephone, which involves the provision of regulated and non-regulated telephone services in the Commonwealth of Virginia, through Shenandoah Telephone Company;

•	converged services, which involves the provision of data, video, voice and long-distance services to multi-dwelling housing units (MDUs, primarily off-campus student housing) in nine states and the District of Columbia, through Shentel Converged Services, Inc.;

•	mobile, which involves the provision of tower leasing and paging services, through Shenandoah Mobile Company;

•	cable TV, which involves the provision of cable television services in Shenandoah County, Virginia, through Shenandoah Cable Television Company; and

•	other, which involves the provision of Internet, network facility leasing, long-distance and CLEC services, through ShenTel Service Company, Shenandoah Network Company, Shenandoah Long Distance Company, ShenTel Communications Company and Converged Services of West Virginia, and the provision of investments and management services to its subsidiaries, through Shenandoah Telecommunications Company.

Additional Information About the Company’s Business

The following table shows selected operating statistics of the Company for the three months ending on, or as of, the dates shown:

	June 30, 2008	Dec. 31, 2007	June 30, 2007	Dec. 31, 2006

Retail PCS Subscribers	200,397	187,303	172,983	153,503
PCS Market POPS (000) (1)	2,308	2,297	2,291	2,268
PCS Covered POPS (000) (1)	1,838	1,814	1,775	1,752
PCS Average Monthly Retail Churn % (2)	1.7%	2.3%	1.7%	1.9%
CDMA Base Stations (sites)	364	346	334	332
EVDO-enabled sites	93	52	—	—
EVDO Covered POPS (000)	1,041	624	—	—
Telephone Access Lines	24,325	24,536	24,738	24,830
Total Switched Access Minutes (000)	92,917	92,331	86,035	80,587
Originating Switched Access Minutes (000)	27,235	26,128	24,819	23,995
Long Distance Subscribers	10,840	10,689	10,613	10,499
Long Distance Calls (000) (3)	8,891	7,944	7,952	7,235
Total Fiber Miles	39,260	35,872	34,335	33,764
Fiber Route Miles	674	647	632	625
Converged Services Properties Served (4)	114	112	109	102
Converged Services Revenue Generating Units (RGU) (5)	35,900	41,254	32,108	35,424
Converged Services Video Service Users	9,919	11,240	8,735	8,989
Converged Services Telephone Service Users	3,420	4,035	4,169	4,492
Converged Services Network/Internet Users	22,561	25,979	19,204	21,943
Towers (100 foot and over)	101	101	100	100
Towers (under 100 foot)	15	14	13	13
Cable Television Subscribers	8,193	8,303	8,359	8,440
DSL Subscribers	8,951	8,136	7,222	6,599
Dial-up Internet Subscribers	6,287	7,547	8,895	9,869
Employees (full time equivalents)	414	411	400	376

(1) –	POPS refers to the estimated population of a given geographic area and is based on information purchased by Sprint Nextel from Geographic Information Services. Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the network’s service area.

(2) –	PCS Average Monthly Retail Churn is the average of the three monthly subscriber turnover, or churn, calculations for the period.

(3) –	Originated by customers of the Company’s Telephone subsidiary.

(4) –	Indicates MDU complexes where Converged Services provides service under the NTC and Shentel brands.

(5) –	The declines in RGUs for both June 30 periods reflect primarily the effects of the academic year on student populations.

Results of Operations

Three and Six Months Ended June 30, 2008 Compared with the Three and Six Months Ended June 30, 2007

Consolidated Results

The Company’s consolidated results for the second quarter and the first six months of 2008 and 2007 are as follows:

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	$	%	2008	2007	$	%

Operating revenues	$39,137	$35,101	$4,036	11.5	$75,623	$68,149	$7,474	11.0
Operating expenses	26,785	25,363	1,422	5.6	54,765	51,327	3,438	6.7
Operating income	12,352	9,738	2,614	26.8	20,858	16,822	4,036	24.0
Other income (expense)	25	279	(254)	(91.0)	(550)	88	(638)	n/m
Income tax provision	5,127	4,070	1,057	26.0	8,266	6,892	1,374	19.9
Net income	$7,250	$5,947	$1,303	21.9	$12,042	$10,018	$2,024	20.2

Operating revenues

For the three months and six months ended June 30, 2008, operating revenue increased $4.0 million, or 11.5%, and $7.5 million, or 11.0%, respectively, primarily due to 15.8% growth in PCS retail customers between June 30, 2007 and June 30, 2008. For the three and six months ended June 30, 2008, PCS operating revenues increased $3.8 million, or 17.2%, and $6.8 million, or 16.5%, respectively. All other Company revenues increased by $0.3 million and $0.6 million, respectively, compared to the three and six months ended June 30, 2007.

Operating expenses

For the three and six months ended June 30, 2008, operating expenses increased $1.4 million, or 5.6%, and $3.4 million, or 6.7%, respectively, compared to the corresponding 2007 periods, principally due to changes in the PCS segment. For the three and six months ended June 30, 2008, PCS segment operating expenses increased $1.2 million and $5.7 million, respectively, compared to 2007. The Company has expanded its points of distribution and invested in retention of customers in recent months; costs of these initiatives were approximately $2.6 million during the six months ended June 30, 2008. The Company has expanded its PCS network with 18 additional cell sites in 2008, and has upgraded 93 PCS sites to provide EVDO (high-speed wireless internet/data access) capabilities. Costs to operate the PCS network and depreciation increased $1.3 million and $2.0 million for the three and six months ended June 30, 2008, over the comparable 2007 periods. The 2007 six month period also included $1.0 million in net non-recurring expenses, including $2.1 million in costs related to early retirements and severances, offset by $1.1 million of one-time expense reductions related to the amended management Agreement with Sprint Nextel

Other income (expense)

The decrease of $0.3 million and $0.6 million reflected in other income (expense) for the three and six months ended June 30, 2008, principally reflects losses in 2008 from investments in partnerships, versus gains from such investments in 2007.

Net income

For the three months ended June 30, 2008, net income increased by $1.3 million, primarily due to improved operating results in the PCS segment. For the six months ended June 30, 2008, net income increased $2.0 million, due to improved operating results in the PCS segment, the absence in 2008 of one-time costs incurred in 2007 as described above, and improved operating results of several smaller subsidiaries.

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

The Company had 364 PCS base stations in service at June 30, 2008, compared to 334 base stations in service at June 30, 2007. As of June 30, 2008, the Company had 93 EVDO sites operating, and anticipates bringing on-line an additional 100 sites by year end 2008, with the goal of covering approximately 1.8 million potential customers, approximately 76% of the Company’s Market POPS.

The Company’s average PCS retail customer turnover, or churn rate, was 1.7% in the second quarter of 2008, compared to 1.7% in the second quarter of 2007. As of June 30, 2008, the Company had 200,397 retail PCS subscribers compared to 172,983 subscribers at June 30, 2007, an increase of 15.8%. The PCS operation added 13,094 net retail customers in the first half of 2008 compared to 19,480 net retail subscribers added in the first half of 2007, a decrease of 32.8%. The productivity of a particular agent, whose relationship has since been terminated, contributed significantly to this decrease. During the first six months of 2008, gross adds declined 5.9% compared to the first half of 2007.

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	$	%	2008	2007	$	%

Segment operating revenues
Wireless service revenue	$22,510	$20,060	$2,450	12.2	$43,562	$38,241	$5,321	13.9
Equipment revenue	1,511	1,137	374	32.9	2,811	2,198	613	27.9
Other revenue	1,575	645	930	144.2	2,004	1,093	911	83.3

Total segment operating revenues	25,596	21,842	3,754	17.2	48,377	41,532	6,845	16.5

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	7,644	6,974	670	9.6	16,111	12,784	3,327	26.0
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	3,408	3,147	261	8.3	7,836	6,052	1,784	29.5
Depreciation and amortization	3,981	3,727	254	6.8	7,986	7,403	583	7.9

Total segment operating expenses	15,033	13,848	1,185	8.6	31,933	26,239	5,694	21.7

Segment operating income	$10,563	$7,994	$2,569	32.1	$16,444	$15,293	$1,151	7.5

Operating Revenues

For the three months ended June 30, 2008, wireless service revenue totaled $22.5 million, an increase of $2.5 million or 12.2% over the 2007 three month period. Gross billings totaled $32.6 million, an increase of $5.0 million or 18.0%, comparable to the 16.6% growth in average retail customers. Deductions from gross revenue (consisting of recurring and non-recurring discounts and adjustments provided to customers, the 16.8% fees retained by Sprint Nextel, and allocated write-offs) increased $2.2 million compared to the 2007 second quarter, reflecting both growth in gross revenues and efforts by Sprint Nextel to retain customers.

For the six months ended June 30, 2008, wireless service revenue totaled $43.6 million, an increase of $5.3 million or 13.9% over the 2007 six month period. Gross billings totaled $64.0 million, an increase of $10.1 million or 18.8%, comparable to the 18.3% growth in average retail customers. Deductions from gross revenue increased $4.6 million compared to the 2007 period, reflecting growth in gross revenues, efforts by Sprint Nextel to retain customers, and an increase in allocated write-offs totaling $1.8 million, $1.3 million of which was incurred in the first quarter of 2008.

Equipment revenue increased $0.4 million and $0.6 million for the three and six month periods, respectively, as a result of increased sales of handsets to both new and upgrading customers.

Other revenue increased $0.9 million for both the three and six month periods. During the three months ended June 30, 2008, when Sprint Nextel first informed the Company of these additional revenues, the Company recorded $1.2 million in previously unrecognized universal service fees of which $1.0 million related to prior years. The Company expects to continue to receive approximately $0.1 million per quarter in additional universal service fees through Sprint Nextel.

Cost of goods and services

Cost of goods and services increased $0.7 million in the three months ended June 30, 2008, from 2007. Costs to operate the PCS network, principally line costs related to the provision of EVDO capability and tower rent and line costs for 30 cell sites added since June 30, 2007, increased $1.2 million in 2008 compared to 2007. Offsetting these increases was a recovery of $0.4 million relating to certain handset costs expensed in the first quarter of 2008 that were recovered through insurance coverage during the second quarter.

Cost of goods and services increased $3.3 million in the six months ended June 30, 2008, from 2007, consisting of $2.1 million of handset costs incurred for new handsets sold and replaced, including $1.9 million recorded during the first quarter of 2008; and line costs, up $1.3 million over 2007, resulting from costs to support the expansion of the network and EVDO capability. The Company expects costs for tower leases, cell sites, and line costs to continue to increase in future periods, as additional cell sites and EVDO sites are brought on-line.

Selling, general and administrative

Selling, general and administrative expenses increased $0.3 million in 2008 from the second quarter of 2007, consisting of $0.2 million of commissions paid to local distribution channels for new customer activations and $0.1 million in increased rent for new stores. The PCS segment acquired 13 retail stores from Sprint Nextel during the second quarter of 2007, and this increase reflects the full cost of these stores in the second quarter of 2008.

Selling, general and administrative expenses increased $1.8 million in 2008 from the first six months of 2007, consisting principally of $0.5 million of additional marketing and promotional expenses; $0.2 million in additional rent for new stores; $0.5 million in commissions for local distribution; and the reversal in 2007 of $0.5 million of bad debt reserves established under the prior version of the management agreement. Effective January 1, 2007, bad debts are reflected as an offset against billed revenue under the 2007 Amendment.

Depreciation and amortization

Depreciation and amortization expense increased $0.3 million and $0.6 million for the three and six months ended June 30, 2008 compared to the corresponding 2007 periods, primarily due to depreciation expense related to capital spending for additional base stations and the addition of EVDO capability to 93 cell sites.

Telephone

(in thousands)	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
	2008	2007	$	%		2008	2007	$	%

Segment operating revenues
Service revenue – wireline	$1,677	$1,697	$(20)	(1.2)		$3,353	$3,395	$(42)	(1.2)

Access revenue	2,895	3,145	(250)	(7.9)		5,931	6,368	(437)	(6.9)
Facilities lease revenue	2,058	1,924	134	7.0		4,140	3,682	458	12.4
Equipment revenue	7	7	—	—		10	12	(2)	(16.7)
Other revenue	921	964	(43)	(4.5)		1,851	1,899	(48)	(2.5)

Total segment operating revenues	7,558	7,737	(179)	(2.3)		15,285	15,356	(71)	(0.5)

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	1,691	1,430	261	18.3		3,272	3,802	(530)	(13.9)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,233	1,461	(228)	(15.6)		2,289	3,312	(1,023)	(30.9)
Depreciation and amortization	1,628	1,188	440	37.0		3,137	2,365	772	32.6

Total segment operating expenses	4,552	4,079	473	11.6		8,698	9,479	(781)	(8.2)

Segment operating income	$3,006	$3,658	$(652)	(17.	8)	$6,587	$5,877	$710	12.1

Shenandoah Telephone Company provides both regulated and unregulated telephone services and leases fiber optic facilities primarily throughout the northern Shenandoah Valley.

Over past periods, the trend amongst regulated local telephone service providers has been a decline in subscribers, principally due to competition from cable companies and other competitive providers, and consumer migration to wireless and DSL services, eliminating second and often the primary access lines. Shentel’s ownership of the overlapping cable franchise (which does not offer internet or voice service) has mitigated this trend compared to the industry. Access lines declined by 211 in the first half of 2008, compared to a decline of 92 in the first half of 2007. Based on industry experience, the Company anticipates that the long-term trend toward declining telephone subscriber counts will continue for the foreseeable future.

Operating Revenues

Access revenue decreased $0.3 million and $0.4 million for the three and six months ended June 30, 2008, respectively, primarily due to changes in access rates.

Facilities lease revenue increased $0.1 million and $0.5 million for the three and six months ended June 30, 2008, respectively, primarily due to a fiber lease with the Company’s cable television affiliate and additional circuits with the Company’s long distance affiliate, both initiated during 2007.

Cost of goods and services

Cost of goods and services increased in the three months ended June 30, 2008, by $0.3 million due primarily to accrual adjustments recorded in 2007 relating to reciprocal compensation expenses payable to wireless carriers for periods prior to 2007 following a review of the contracts.

Cost of goods and services decreased in the six month 2008 period by $0.5 million, due to $0.7 million of costs in the first quarter of 2007 associated with the early retirements and severances allocated to the Telephone segment, offset by the accrual adjustment for reciprocal compensation expenses discussed above.

Selling, general and administrative

Selling, general and administrative costs decreased $0.2 million for the three months ended June 30, 2008, due to the one-time cost in the second quarter of 2007 of an increase in retirement benefits for past Telephone Company retirees, and $1.0 million for the six months ended June 30, 2008, due to an additional $0.8 million in costs of the early retirements and severances allocated to the Telephone segment in the first quarter of 2007, as well as the cost of the increase in retirement benefits described above.

Depreciation and Amortization

Depreciation and amortization expense increased $0.4 million and $0.8 million for the three and six months ended June 30, 2008, due to accelerated depreciation on certain network and fiber related equipment scheduled for replacement during 2008.

Converged Services

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	$	%	2008	2007	$	%

Segment operating revenues
Service revenue	$2,777	$2,383	$394	16.5	$5,645	$4,914	$731	14.9
Other revenue	198	164	34	20.7	378	315	63	20.0

Total segment operating revenues	2,975	2,547	428	16.8	6,023	5,229	794	15.2

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	2,245	1,940	305	15.7	4,431	3,850	581	15.1
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,101	1,217	(116)	(9.5)	2,308	2,192	116	5.3
Depreciation and amortization	1,442	1,548	(106)	(6.8)	2,719	3,027	(308)	(10.2)

Total segment operating expenses	4,788	4,705	83	1.8	9,458	9,069	389	4.3

Segment operating (loss)	$(1,813)	$(2,158)	$345	16.0	$(3,435)	$(3,840)	$405	10.5

The Converged Services segment provides local and long distance voice, data and video services on an exclusive and non-exclusive basis to MDU communities throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee, Mississippi, Delaware and Washington, DC.

The number of MDU properties served increased by five net properties, to 114 at June 30, 2008 from 109 as of the end of the second quarter of 2007.

Operating Revenues

Service revenue increased $0.4 million for the three months ended June 30, 2008, and $0.7 million for the six months ended June 30, 2008, primarily as a result of 12.5% and 14.2% increases in average revenue generating units (customers for each type of service) for the three and six months ended June 30, 2008, versus June 30, 2007, respectively. Service revenues consist of voice, video and data services at MDU properties in the southeastern United States. Data and video revenues have each increased approximately $0.2 million and $0.4 million each for the three and six months ended June 30, 2008, while voice revenue declined $0.1 million in the six month period.

Cost of goods and services

Cost of goods and services increased by $0.3 million and $0.6 million for the three and six month periods ended June 30, 2008 compared to the 2007 periods. Cost of goods and services reflects the cost of purchasing video and voice services, the network costs to provide Internet services to customers and network maintenance and repair. Video programming costs increased $0.2 million and $0.3 million, respectively, while network costs increased $0.1 million and $0.3 million.

Selling, general and administrative

Selling, general and administrative expense decreased by $0.1 million for the three month period, and increased $0.1 million for the six month period, ended June 30, 2008, respectively. The increase in the six month period primarily reflects legal costs incurred in the first quarter of 2008 relating to FCC rule-making efforts regarding private cable operators.

Depreciation and amortization

Depreciation and amortization expense decreased in the three months and six months ended June 30, 2008 due to the completion of accelerated amortization in 2007 relating to certain phone system assets.

Mobile

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	$	%	2008	2007	$	%

Segment operating revenues
Tower lease revenue-affiliate	$603	$592	$12	2.0	$1,197	$1,026	$172	16.8
Tower lease revenue-non-affiliate	1,006	901	105	11.7	1,994	1,781	213	12.0
Other revenue	136	46	89	189.4	180	140	39	27.7

Total segment operating revenues	1,745	1,539	206	13.4	3,371	2,947	424	14.4

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	487	441	46	10.4	936	902	34	3.8
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	226	174	52	29.9	433	378	55	14.6
Depreciation and amortization	221	232	(11)	(4.7)	439	464	(25)	(5.4)

Total segment operating expenses	934	847	87	10.3	1,808	1,744	64	3.7

Segment operating income	$811	$692	$119	17.2	$1,563	$1,203	$360	29.9

The Mobile segment provides tower rental space to affiliated and non-affiliated companies in the Company’s PCS markets and paging services throughout the northern Shenandoah Valley.

At June 30, 2008, the Mobile segment had 114 towers and 173 non-affiliate tenants compared to 111 towers and 158 non-affiliate tenants at June 30, 2007.

Operating revenues

The increases in tower lease revenue – non-affiliate resulted primarily from additional leases added since June 2007.

The increase in tower lease revenue – affiliate resulted from changes to tower lease rates in the second quarter of 2007, to better reflect market rents for tower space.

The increase in other revenue in the three month period resulted primarily from fees received from potential tenants for evaluating sites for new leases. For the six month period, fees received in 2008 for site evaluations were partially offset by lease termination fees received in the first quarter of 2007.

Operating expenses

The increase in cost of goods and services for both the three and six month periods primarily resulted from the costs of three new towers added since June of 2007.

The increase in selling, general and administrative costs resulted primarily from increased legal expenses and operating taxes.

Cable Television

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	$	%	2008	2007	$	%

Segment operating revenues
Service revenue	$1,197	$1,129	$68	6.0	$2,403	$2,259	$144	6.4
Equipment and other revenue	123	119	4	3.4	250	237	13	5.5

Total segment operating revenues	1,320	1,248	72	5.8	2,653	2,496	157	6.3

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	932	993	(61)	(6.1)	1,843	2,149	(306)	(14.2)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	332	346	(14)	(4.0)	648	796	(148)	(18.6)
Depreciation and amortization	262	267	(5)	(1.9)	519	538	(19)	(3.5)

Total segment operating expenses	1,526	1,606	(80)	(5.0)	3,010	3,483	(473)	(13.6)

Segment operating (loss)	$(206)	$(358)	$152	42.5	$(357)	$(987)	$630	63.8

The Cable Television segment provides analog, digital and high-definition television signals under franchise agreements within Shenandoah County, Virginia. As of June 30, 2008, it served 8,193 subscribers, down 110 from December 31, 2007 and down 166 from June 30, 2007. Increases in digital subscribers were offset by losses in basic customers.

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

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $0.1 million for the six month period due to the remaining portion of the Cable segment’s share of early retirement costs recognized in the first quarter of 2007.

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

Sources and Uses of Cash. The Company generated $26.5 million of net cash from operations in the 2008 six month period, compared to $21.6 million in the 2007 six month period. Changes in accounts payable and materials and supplies, resulting from additional purchases of inventory to support 13 new retail stores acquired during 2007, have decreased. In 2008, accounts payable have declined from seasonally high year end levels. Accounts receivable have increased in 2008 due to higher billings in the PCS segment.

Indebtedness .   As of June 30, 2008, the Company’s indebtedness totaled $19.8 million, with an annualized overall weighted average interest rate of approximately 7.5%. As of June 30, 2008, the Company was in compliance with the covenants in its credit agreements.

The Company utilized a revolving reducing credit facility to fund the Converged Services acquisition in 2004. No balances are currently outstanding on this facility, and the Company has the ability to borrow approximately $10.7 million as of June 30, 2008.

The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. Capital expenditures budgeted for 2008 total approximately $74 million as of June 30, 2008, an increase of approximately $9 million from the initial 2008 capital budget. In order to be ready for the rollout of Sprint Nextel’s Q-chat technology (an improved CDMA push-to-talk feature) and higher data speeds, the Company has accelerated spending plans for the PCS network, including approximately $46.9 million for 60 additional PCS base stations and towers to expand our network coverage and capacity (principally in Pennsylvania), 150 new EVDO sites (total new sites for all of 2008) to provide EVDO service over more of our network, and additional switch capacity and other infrastructure to support the additional growth. The Company had slowed PCS capital spending until the uncertainty regarding its relationship with Sprint Nextel was eliminated by the new Agreement in 2007. Approximately $12.1 million is budgeted for Converged Services’ network upgrades, new apartment complex build outs, improvements and replacements; approximately $8.5 million for telephone network operations and fiber projects; and approximately $6.5 million for back office technology upgrades, to add capacity and redundancy to our fiber networks in Virginia, Maryland and West Virginia, and other capital needs. Capital spending may shift amongst these priorities as opportunities arise, while commitments of budgeted funds for Converged Services’ projects are not made until new property contracts are executed.

For the 2008 six month period, the Company spent $18.7 million on capital projects, compared to $8.8 million in 2007. Spending related to PCS accounted for $8.4 million of the 2008 spending, as the Company continued to expand its network coverage. Fiber projects accounted for $3.8 million of the 2008 spending, MDU properties and infrastructure accounted for $2.8 million, and the remainder was spread amongst numerous other projects.

The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Company’s existing revolving credit facility will provide the bulk of the cash required to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements during the next 12 months. The Company has entered into discussions with its existing lender concerning an increase of $20 million to $25 million in availability under the revolving credit facility to fund the remainder of the increase in capital spending.

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

Recently Issued Accounting Standards

There were no recently issued accounting standards, not adopted by the Company as of June 30, 2008, that are expected to have a material impact on the Company’s results of operations or financial condition.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes. The Company’s interest rate risk generally involves three components. The first component is outstanding debt with variable rates. As of June 30, 2008, the Company had no variable rate debt outstanding. All of the Company’s outstanding debt has fixed rates through maturity. A 10.0% increase in interest rates would decrease the fair value of the Company’s total debt by approximately $0.3 million, while the estimated fair value of the fixed rate debt was approximately $20.3 million as of June 30, 2008.

The second component of interest rate risk consists of temporary excess cash, which can be invested in various short-term investment vehicles. The cash is currently invested in several institutional cash management funds that have limited interest rate risk. Management continues to evaluate the most beneficial use of these funds.

The third component of interest rate risk is marked increases in interest rates that may adversely affect the rate at which the Company may borrow funds for growth in the future. Management does not believe that this risk is currently significant because the Company’s existing sources of liquidity are, except as discussed above, adequate to provide cash for operations, payment of debt and near-term capital projects. Further, preliminary discussions concerning the need for additional availability under the existing revolving credit facility have included proposed variable rates below those of the Company’s existing outstanding debt.

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

As of June 30, 2008, the Company has $7.3 million invested in privately held companies directly or through investments with portfolio managers. Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability. The Company’s market risk is limited to the funds previously invested and an additional $0.5 million committed under contracts the Company has signed with portfolio managers.

ITEM 4.            CONTROLS AND PROCEDURES

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934. The Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Early Termination Fees .  A number of consumer class action suits have been brought against wireless carriers including Sprint Nextel challenging the enforceability of early termination fees and seeking refunds of fees paid. On July 28, 2008, a California court made a preliminary finding under California law which would require Sprint Nextel to refund some of the early termination fees it had collected. It is unclear whether or not the California court’s decision will stand or whether a similar challenge brought in the states where the Company operates would yield a similar result. In addition, the FCC has initiated proceedings to consider a request for a declaratory ruling on whether states can regulate a wireless carrier’s imposition of early termination fees upon customers that prematurely terminate long-term service agreements that include such fees. An adverse ruling in this proceeding could lead to increased regulation of such fees, or restrictions on the use of such fees, by the states, which could negatively affect our ability to assess such fees in the areas where we operate. The FCC is expected to take some type of action in this proceeding before the end of 2008.

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders. When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased. The following table provides information about the Company’s repurchases of fractional shares during the three months ended June 30, 2008:

	Number of Shares Purchased	Average Price Paid per Share

April 1 to April 30	1	$15.05
May 1 to May 31	2	$14.25
June 1 to June 30	1	$15.83

Total	4	$14.93

ITEM 6.                Exhibits

(a)	The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.37	Asset Purchase Agreement dated August 6, 2008, between Rapid Communications, LLC, Rapid Acquisition Company, LLC, and Shentel Cable Company.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY
(Registrant)

/S/ Adele M. Skolits
Adele M. Skolits, Vice President - Finance and Chief Financial Officer
Date: August 6, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit

10.37	Asset Purchase Agreement dated August 6, 2008, between Rapid Communications, LLC, Rapid Acquisition Company, LLC, and Shentel Cable Company.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President – Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

