Form 10-Q/A
period 2008-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2008-11-03
CIK 354963

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of the registrant’s common stock outstanding on July 28, 2008 was

23,534,890.

---------------------------------

Explanatory Statement

The Company inadvertently omitted the results of voting held at its Annual Meeting of Shareholders from its Quarterly Report on Form 10-Q for the period ended June 30, 2008. Accordingly, Shenandoah Telecommunications Company is filing this amendment to its Form 10-Q to include the information required under Item II, Part 4. Submission of Matters to a Vote of Security Holders.

PART II.	OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders

On May 6, 2008, the Company held its Annual Meeting of Shareholders. At the meeting, by proxy or in person, the following directors were appointed to three year terms, and one proposal, to ratify the selection of KPMG LLP as the Company’s independent registered public accounting firm for 2008, was approved. Vote totals for each director and the one proposal were as follows:

	Votes	Votes
	For	Withheld

Appointment of directors to three year terms:
Douglas C. Arthur	15,220,577	3,137,584
Tracy Fitzsimmons	14,817,774	3,540,387
John W. Flora	17,684,742	673,419

	Votes For	Votes Against	Abstentions

Ratify selection of KPMG	17,946,113	233,471	178,577

ITEM 6.	Exhibits

(a)	The following exhibits are filed with this Amended Quarterly Report on Form 10-Q:

10.37

Asset Purchase Agreement dated August 6, 2008, between Rapid Communications, LLC, Rapid Acquisition Company, LLC, and Shentel Cable Company, filed as Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated herein by reference.

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

Date: November 3, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit

10.37

Asset Purchase Agreement dated August 6, 2008, between Rapid Communications, LLC, Rapid Acquisition Company, LLC, and Shentel Cable Company, filed as Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated herein by reference.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Vice President – Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.