Form 10-Q
period 2008-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2008-11-05
CIK 354963

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of the registrant’s common stock outstanding on October 27, 2008 was

23,559,402.

---------------------------------

SHENANDOAH TELECOMMUNICATIONS COMPANY

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS	September 30, 2008	December 31, 2007

Current Assets
Cash and cash equivalents	$7,318	$17,245
Accounts receivable, net	16,046	12,338
Income taxes receivable	220	3,762
Materials and supplies	5,000	4,664
Prepaid expenses and other	9,571	2,221
Assets held for sale	27,178	—
Deferred income taxes	775	906
Total current assets	66,108	41,136

Investments, including $1,702 and $2,602 carried at fair value	8,877	9,936

Property, Plant and Equipment
Plant in service	284,093	289,279
Plant under construction	17,585	11,343
	301,678	300,622
Less accumulated amortization and depreciation	145,267	145,198
Net property, plant and equipment	156,411	155,424

Other Assets
Intangible assets, net	88	2,331
Cost in excess of net assets of businesses acquired	3,313	9,852
Deferred charges and other assets, net	2,117	2,845
Net other assets	5,518	15,028
Total assets	$236,914	$221,524

See accompanying notes to unaudited condensed consolidated financial statements.

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	September 30, 2008	December 31, 2007

Current Liabilities
Current maturities of long-term debt	$4,360	$4,248
Accounts payable	7,693	6,073
Advanced billings and customer deposits	5,443	5,455
Accrued compensation	2,170	3,098
Liabilities held for sale	639	—
Accrued liabilities and other	2,937	5,182
Total current liabilities	23,242	24,056

Long-term debt, less current maturities	14,375	17,659

Other Long-Term Liabilities
Deferred income taxes	22,099	20,970
Pension and other	3,619	5,000
Deferred lease payable	2,888	2,715
Total other liabilities	28,606	28,685

Commitments and Contingencies

Shareholders’ Equity
Common stock	15,285	14,691
Retained earnings	157,021	138,172
Accumulated other comprehensive loss, net of tax	(1,615)	(1,739)
Total shareholders’ equity	170,691	151,124

Total liabilities and shareholders’ equity	$236,914	$221,524

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Operating revenues	$37,409	$32,655	$107,304	$95,755

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	10,662	9,986	31,244	29,075
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,724	6,834	21,052	20,003
Depreciation and amortization	6,424	6,113	19,127	17,468
Total operating expenses	24,810	22,933	71,423	66,546
Operating income	12,599	9,722	35,881	29,209

Other income (expense):
Interest expense	(103)	(453)	(782)	(1,433)
Gain (loss) on investments, net	(386)	250	(746)	658
Non-operating income, net	152	483	637	1,142
Income from continuing operations before income taxes	12,262	10,002	34,990	29,576

Income tax expense	4,818	3,929	14,013	11,855
Net income from continuing operations	$7,444	$6,073	$20,977	$17,721
Loss from discontinued operations, net of tax benefits of $429, $627, $1,357 and $1,661, respectively	(636)	(966)	(2,128)	(2,596)
Net income	$6,808	$5,107	$18,849	$15,125

Income (loss) per share, basic and diluted:
Net income from continuing operations	$0.32	$0.26	$0.89	$0.76
Discontinued operations	(0.03)	(0.04)	(0.09)	(0.11)
Net income	$0.29	$0.22	$0.80	$0.65

Weighted average shares outstanding, basic	23,541	23,379	23,532	23,345
Weighted average shares, diluted	23,610	23,501	23,591	23,474

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2006	23,284	$11,322	$125,690	$(1,823)	$135,189
Comprehensive income:
Net income	—	—	18,803	—	18,803
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	—	—	—	476	476
Net unrealized loss from pension plans, net of tax	—	—	—	(392)	(392)
Total comprehensive income					18,887
Dividends declared ($0.27 per share)	—	—	(6,321)	—	(6,321)
Dividends reinvested in common stock	23	518	—	—	518
Common stock repurchased	(26)	(636)	—	—	(636)
Common stock issued for share awards	98	2,075	—	—	2,075
Stock-based compensation	—	153	—	—	153
Conversion of liability classified awards to equity classified awards	—	55	—	—	55
Common stock issued through exercise of incentive stock options	130	1,048	—	—	1,048
Net excess tax benefit from stock options exercised	—	156	—	—	156

Balance, December 31, 2007	23,509	$14,691	$138,172	$(1,739)	$151,124
Comprehensive income:
Net income	—	—	18,849	—	18,849
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	—	—	—	124	124
Total comprehensive income					18,973
Stock-based compensation	—	112	—	—	112
Conversion of liability classified awards to equity classified awards	—	50	—	—	50
Common stock issued through exercise of incentive stock options	48	378	—	—	378
Net excess tax benefit from stock options exercised	—	54	—	—	54
Balance, September 30, 2008	23,557	$15,285	$157,021	$(1,615)	$170,691

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2008	2007

Cash Flows from Operating Activities
Net income	$18,849	$15,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,141	21,415
Amortization	454	441
Stock based compensation expense	84	173
Excess tax benefits on stock option exercises	(54)	(131)
Deferred income taxes	1,397	(2,930)
Loss on disposal of assets	256	631
Realized losses on investments carried at fair value	94	—
Unrealized (gains) losses on investments carried at fair value	398	(79)
Net (gain) loss from patronage and equity investments	275	(662)
Other	(3,885)	(292)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(3,810)	(1,353)
Materials and supplies	(386)	(1,145)
Increase (decrease) in:
Accounts payable	1,589	(2,300)
Deferred lease payable	210	154
Other prepaids, deferrals and accruals	(6,400)	2,610
Net cash provided by operating activities	$31,212	$31,658

Cash Flows From Investing Activities
Purchase and construction of plant and equipment	$(38,900)	$(18,076)
Proceeds from sale of equipment	210	390
Purchase of investment securities	(342)	(2,619)
Proceeds from investment activities	633	475

Net cash used in investing activities	$(38,399)	$(19,830)

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2008	2007

Cash Flows From Financing Activities
Principal payments on long-term debt	$(3,172)	$(3,069)
Excess tax benefits on stock option exercises	54	131
Proceeds from exercise of incentive stock options	378	872

Net cash used in financing activities	$(2,740)	$(2,066)

Net increase(decrease) in cash and cash equivalents	$(9,927)	$9,762

Cash and cash equivalents:
Beginning	17,245	13,440
Ending	$7,318	$23,202

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,181	$1,417

Income taxes	$7,853	$13,466

During the nine months ended September 30, 2008, in a like-kind exchange, the Company traded-in approximately $4.1 million of property, plant and equipment as partial payment for property, plant and equipment acquired.

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

2. During September 2008, the Company announced its intention to sell its Converged Services operation, and as of September 30, 2008, the assets and liabilities related to the Converged Services operation were classified as held for sale in the consolidated balance sheet. The historical operating results of the entity have been reclassified as discontinued operations for all periods presented, and depreciation and amortization on long-lived assets was discontinued. No impairment charges were taken at the time of the classification as held for sale. Converged Services does not include the Company’s Converged Services of West Virginia subsidiary, which was established to provide fiber-to-the-home services, and has been included in the “Other” category in the Company’s segment financial statements.

In accordance with accounting guidance, specifically EITF Issue No. 87-24, certain costs previously charged or allocated to the Converged Services segment cannot be allocated to discontinued operations. As a result, certain general corporate overhead costs, affiliated interest charges, and certain investment gains and losses have been excluded from the reported discontinued operations. These items have been reclassified to the “Other” category in the segment financial statements for all reported periods (see Note 7).

As of September 30, 2008, assets and liabilities held for sale consisted of the following:

Assets:

Assets:
Property, plant and equipment, net	$15,305
Goodwill	6,539
Intangible assets, net	5,023
Other assets	311

Assets held for sale	$27,178

Liabilities:
Other liabilities	$639

Discontinued operations included the following amounts of operating revenues and loss before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenues	$ 3,387	$ 2,884	$ 9,410	$ 8,113
Loss before income taxes	$ 1,065	$ 1,593	$ 3,485	$ 4,257

3. Operating revenues and income from operations for any interim period are not necessarily indicative of results that may be expected for the entire year.

4. In 1999, the Company executed a Management Agreement (the “Agreement”) with Sprint Nextel whereby the Company committed to construct and operate a PCS network using CDMA air interface technology. Under the Agreement, the Company is the exclusive PCS Affiliate of Sprint Nextel providing wireless mobility communications network products and services on the 1900 MHz band in its territory which extends from Altoona, York and Harrisburg, Pennsylvania, and south along the Interstate 81 corridor through Western Maryland, the panhandle of West Virginia, to Harrisonburg, Virginia. The Company is authorized to use the Sprint brand in its territory, and operate its network under the Sprint Nextel radio spectrum license. As an exclusive PCS Affiliate of Sprint Nextel, the Company has the exclusive right to build, own and maintain its portion of Sprint Nextel’s nationwide PCS network, in the aforementioned areas, to Sprint Nextel’s specifications. The initial term of the Agreement is for 20 years and is automatically renewable for three 10-year options, unless terminated by either party under provisions outlined in the Agreement.

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

5. Basic net income per share was computed on the weighted average number of shares outstanding. Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period for all dilutive stock options. At September 30, 2008, the Company had outstanding approximately 60,000 performance share units that are “contingently issuable shares” under the treasury stock method; based upon the Company’s stock price during the thirty day period prior to September 30, 2008, these shares did not meet the threshold to be considered dilutive shares, and were excluded from the diluted net income per share computation. There were no adjustments to net income.

6. Investments include $1.7 million of investments carried at fair value as of September 30, 2008, consisting of equity, bond and money market mutual funds. These investments were acquired under a rabbi trust arrangement related to a non-qualified supplemental retirement plan maintained by the Company. During the three months ended September 30, 2008, the Company contributed $27 thousand to the trust, recognized $55 thousand in net losses on dispositions of investments, recognized $10 thousand in dividend and interest income from investments, and recognized net unrealized losses of $200 thousand on these investments. The Company also withdrew $543 thousand from the trust to fund a payout and reflect a forfeiture of an unvested participant balance. During the nine months ended September 30, 2008, the Company contributed $102 thousand to the trust, recognized net losses on dispositions of investments of $94 thousand, recognized $34 thousand in dividend and interest income from investments, and recognized net unrealized losses of $398 thousand on these investments. Following the initial contribution of slightly less than $2.5 million to the trust on June 30, 2007, during the three months ended September 30, 2007 the Company contributed $26 thousand to the trust, recognized no net losses on dispositions of investments, recognized $9 thousand in dividend and interest income from investments, and recognized net unrealized gains of $79 thousand on these investments. Fair values for these investments held under the rabbi trust are determined by quoted market prices for the underlying mutual funds.

7. SFAS Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers. Following the Company’s decision to dispose of the Converged Services segment (see Note 2), the Company has five reportable segments, which the Company operates and manages as strategic business units organized geographically and by lines of business: (1) PCS, (2) Telephone, (3) Mobile, (4) Cable TV and (5) Other.

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

Selected financial data for each segment is as follows:

For the three months ended September 30, 2008
(In thousands)	PCS	Telephone	Mobile	Cable TV	Other	Eliminations	Consolidated Totals
External Revenues
Service revenues	$ 24,240	$ 1,513	$ —	$ 1,187	$ 1,736	$ —	$ 28,676
Access charges	—	2,968	—	—	—	—	2,968
Facilities and tower lease	—	878	1,017	—	698	—	2,593
Equipment	1,410	10	—	19	423	—	1,862
Other	211	794	43	113	149	—	1,310
Total external revenues	25,861	6,163	1,060	1,319	3,006	—	37,409
Internal Revenues	-	1,926	606	8	973	(3,513)	—
Total operating revenues	25,861	8,089	1,666	1,327	3,979	(3,513)	37,409

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	7,927	1,850	606	902	2,440	(3,063)	10,662
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,350	1,225	207	336	2,056	(450)	7,724
Depreciation and amortization	3,979	1,644	222	263	316	—	6,424
Total operating expenses	16,256	4,719	1,035	1,501	4,812	(3,513)	24,810
Operating income (loss)	9,605	3,370	631	(174)	(833)	—	12,599

Non-operating income (expense)	116	46	12	(15)	358	(751)	(234)
Interest expense	—	(2)	(84)	(67)	(701)	751	(103)
Income (loss) from continuing operations before income taxes	9,721	3,414	559	(256)	(1,176)	—	12,262
Income taxes	(4,048)	(1,289)	(226)	97	648	—	(4,818)
Net income (loss) from continuing operations	$ 5,673	$ 2,125	$ 333	$ (159)	$ (528)	$ —	$ 7,444

For the three months ended September 30, 2007
(In thousands)	PCS	Telephone	Mobile	Cable TV	Other	Eliminations	Consolidated Totals
External Revenues
Service revenues	$ 19,966	$ 1,569	$ —	$ 1,113	$ 1,729	$ —	$ 24,377
Access charges	—	2,841	—	—	—	—	2,841
Facilities and tower lease	—	875	957	—	625	—	2,457
Equipment	1,238	8	—	13	61	—	1,320
Other	549	793	51	105	162	—	1,660
Total external revenues	21,753	6,086	1,008	1,231	2,577	—	32,655
Internal Revenues	—	1,724	595	8	945	(3,272)	—
Total operating revenues	21,753	7,810	1,603	1,239	3,522	(3,272)	32,655

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	7,329	1,798	453	949	2,281	(2,824)	9,986
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	3,777	1,231	186	397	1,691	(448)	6,834
Depreciation and amortization	3,771	1,537	233	254	318	—	6,113
Total operating expenses	14,877	4,566	872	1,600	4,290	(3,272)	22,933
Operating income (loss)	6,876	3,244	731	(361)	(768)	—	9,722

Non-operating income (expense)	172	234	—	—	915	(588)	733
Interest expense	—	(1)	(89)	(71)	(880)	588	(453)
Income (loss) from continuing operations before income taxes	7,048	3,477	642	(432)	(733)	—	10,002
Income taxes	(2,914)	(1,316)	(257)	193	365	—	(3,929)
Net income (loss) from continuing operations	$ 4,134	$ 2,161	$ 385	$ (239)	$ (368)	$ —	$ 6,073

For the nine months ended September 30, 2008
(In thousands)	PCS	Telephone	Mobile	Cable TV	Other	Eliminations	Consolidated Totals
External Revenues
Service revenues	$ 67,802	$ 4,592	$ —	$ 3,591	$ 5,197	$ —	$ 81,182
Access charges	—	7,780	—	—	—	—	7,780
Facilities and tower lease	—	2,694	3,010	—	2,188	—	7,892
Equipment	4,221	20	—	51	554	—	4,846
Other	2,215	2,385	223	314	467	—	5,604
Total external revenues	74,238	17,471	3,233	3,956	8,406	—	107,304
Internal Revenues	—	5,902	1,804	24	3,126	(10,856)	—
Total operating revenues	74,238	23,373	5,037	3,980	11,532	(10,856)	107,304

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	24,039	5,122	1,542	2,745	7,313	(9,517)	31,244
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	12,186	3,514	640	983	5,068	(1,339)	21,052
Depreciation and amortization	11,965	4,781	661	782	938	—	19,127
Total operating expenses	48,190	13,417	2,843	4,510	13,319	(10,856)	71,423
Operating income (loss)	26,048	9,956	2,194	(530)	(1,787)	—	35,881

Non-operating income (expense)	335	124	40	(19)	1,323	(1,912)	(109)
Interest expense	(22)	(10)	(265)	(197)	(2,200)	1,912	(782)
Income (loss) from continuing operations before income taxes	26,361	10,070	1,969	(746)	(2,664)	—	34,990
Income taxes	(10,928)	(3,822)	(803)	284	1,256	—	(14,013)
Net income (loss) from continuing operations	$ 15,433	$ 6,248	$ 1,166	$ (462)	$ (1,408)	$ —	$ 20,977

For the nine months ended September 30, 2007
(In thousands)	PCS	Telephone	Mobile	Cable TV	Other	Eliminations	Consolidated Totals
External Revenues
Service revenues	$58,252	$ 4,712	$ —	$ 3,373	$ 5,157	$ —	$ 71,494
Access charges	—	8,412	—	—	—	—	8,412
Facilities and tower lease	—	2,640	2,738	—	1,780	—	7,158
Equipment	3,436	19	—	32	182	—	3,669
Other	1,597	2,434	191	307	493	—	5,022
Total external revenues	63,285	18,217	2,929	3,712	7,612	—	95,755
Internal Revenues	—	4,948	1,621	24	2,697	(9,290)	—
Total operating revenues	63,285	23,165	4,550	3,736	10,309	(9,290)	95,755

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	20,112	5,600	1,355	3,098	6,920	(8,010)	29,075
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	9,829	4,544	563	1,193	5,154	(1,280)	20,003
Depreciation and amortization	11,175	3,901	697	792	903	—	17,468
Total operating expenses	41,116	14,045	2,615	5,083	12,977	(9,290)	66,546
Operating income (loss)	22,169	9,120	1,935	(1,347)	(2,668)	—	29,209

Non-operating income (expense)	472	584	—	—	3,009	(2,265)	1,800
Interest expense	(221)	(3)	(304)	(202)	(2,968)	2,265	(1,433)
Income (loss) from continuing operations before income taxes	22,420	9,701	1,631	(1,549)	(2,627)	—	29,576
Income taxes	(9,159)	(3,674)	(671)	587	1,062	—	(11,855)
Net income (loss) from continuing operations	$13,261	$ 6,027	$ 960	$ (962)	$ (1,565)	$ —	$ 17,721

The Company’s assets by segment are as follows:

In thousands (unaudited)	September 30, 2008	December 31, 2007	September 30, 2007

PCS	$ 92,700	$ 78,278	$ 75,947
Telephone	57,152	55,364	57,606
Converged Services	27,222	27,535	27,203
Mobile	18,313	15,617	14,777
Cable TV	7,162	7,903	7,848
Other	141,480	150,704	163,571
Combined totals	341,029	35,401	346,952
Inter-segment eliminations	(104,115)	(113,877)	(127,184)
Consolidated totals	$ 236,914	$ 221,524	$ 219,768

8. In November 2006, the Company announced its intention to offer early retirement benefits to certain employees; to freeze its defined benefit plan as of January 31, 2007; and subsequently to settle such benefits and terminate the plan. In January 2007, 25 employees accepted the early retirement offer, and during the three months ended March 31, 2007, the Company recorded pension costs (special termination benefits) of $1.3 million, as well as $0.4 million in other costs associated with early retirements, and during the three months ended June 30, 2007, the Company recorded an additional $0.3 million in one-time pension costs, and $0.1 million in additional early retirement related costs. The Company contributed $1.8 million to the pension plan during the three months ended September 30, 2008, expects to contribute approximately $1.0 million in additional cash to the pension plan prior to completing the settlement of the pension plan, and currently expects to recognize approximately $2.8 million in pension expense as settlements occur. No settlement expense was recognized during the three months or nine months ended September 30, 2008 or 2007.

The following table presents pension costs for the three months ended September 30, 2008 and 2007:

In thousands (unaudited)	2008	2007

Net periodic benefit cost recognized:
Interest cost	$ 128	$ 136
Expected return on assets	(145)	(211)
Amortization of unrecognized loss	7	3
Total	$ (10)	$ (72)

The following table presents pension costs for the nine months ended September 30, 2008 and 2007:

In thousands (unaudited)	2008	2007

Net periodic benefit cost recognized:
Interest cost	$ 384	$ 453
Expected return on assets	(435)	(619)
Amortization of unrecognized loss	21	9
Change in plan provisions	—	280
Special termination benefits	—	1,313
Total	$ (30)	$ 1,436

9. The Company files U.S. federal income tax returns and various state and local income tax returns. With few exceptions, years prior to 2004 are no longer subject to examination. No state or federal income tax audits were in process as of September 30, 2008.

10. On August 6, 2008, the Company entered into an asset purchase agreement to acquire certain cable assets serving customers in Virginia and West Virginia from Rapid Communications, LLC. This agreement was amended on November 4, 2008, reducing the purchase price due to significant changes in the number of anticipated homes passed. The estimated $10 million purchase includes approximately 17,200 customers located in 50 franchise areas primarily clustered around Covington, Virginia; Summerville, West Virginia; and Weston, West Virginia. The sale is subject to regulatory approvals and is expected to close prior to the end of 2008.

The Company expects to consolidate and upgrade many of these cable networks over the next few years to be able to offer most customers expanded triple play services including High Definition TV, Video on Demand, High Speed Internet and Voice. The Company intends to finance the purchase price and network upgrades utilizing a portion of its $52 million Delayed Draw Term Loan with CoBank (the Company entered into this facility on October 22, 2008). The Delayed Draw Term Loan permits the Company to draw funds through December 31, 2009. Based upon the outstanding balance at that date, the Company will make 24 equal quarterly re-payments of the outstanding balance beginning March 31, 2010.and the Delayed Draw Term Loan will bear interest at a variable rate established by CoBank, or at the option of the Company, at LIBOR plus a spread based on the Company’s leverage ratio as defined; or at a fixed rate determined by CoBank.

11. On October 20, 2008, the Board of Directors of the Company declared a cash dividend of $0.30 per share to be paid December 1, 2008, to shareholders of record on November 12, 2008. The Company expects to pay out approximately $7.1 million.

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

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries. These subsidiaries provide local exchange telephone services and wireless personal communications services (as a Sprint PCS affiliate of Sprint Nextel), as well as cable television, video, Internet and data services, long distance, sale of telecommunications equipment, fiber optics facilities, paging and leased tower facilities. Following the classification of Converged Services to held for sale, the Company has the following five reporting segments, which it operates and manages as strategic business units organized geographically and by lines of business:

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

Additional Information About the Company’s Business

The following table shows selected operating statistics of the Company for the three months ending on, or as of, the dates shown:

	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2008	2007	2007	2006
Retail PCS Subscribers	205,777	187,303	178,077	153,503
PCS Market POPS (000) (1)	2,308	2,297	2,297	2,268
PCS Covered POPS (000) (1)	1,898	1,814	1,779	1,752
PCS Average Monthly Retail Churn % (2)	1.85%	2.33%	2.28%	1.88%
CDMA Base Stations (sites)	378	346	334	332
EVDO-enabled sites	134	52	—	—
EVDO Covered POPS (000)	1,292	624	—	—
Telephone Access Lines	24,193	24,536	24,712	24,830
Total Switched Access Minutes (000)	93,813	92,331	90,002	80,587
Originating Switched Access Minutes (000)	26,203	26,128	25,837	23,995
Long Distance Subscribers	10,884	10,689	10,642	10,499
Long Distance Calls (000) (3)	8,086	7,944	7,845	7,235
Total Fiber Miles	39,528	35,872	34,570	33,764
Fiber Route Miles	680	647	638	625
Towers (100 foot and over)	103	101	101	100
Towers (under 100 foot)	15	14	14	13
Cable Television Subscribers	8,142	8,303	8,330	8,440
DSL Subscribers	9,754	8,136	7,604	6,599
Dial-up Internet Subscribers	5,347	7,547	8,342	9,869
Employees (full time equivalents)	401	411	401	376

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

Results of Operations

Three and Nine Months Ended September 30, 2008 Compared with the Three and Nine Months Ended September 30, 2007

Consolidated Results From Continuing Operations

The Company’s consolidated results from continuing operations for the third quarter and the first nine months of 2008 and 2007 are as follows:

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended June 30,		Change
	2008	2007	$	%	2008	2007	$	%

Operating revenues	$ 37,409	$ 32,655	$ 4,754	14.6	$107,304	$ 95,755	$ 11,549	12.1
Operating expenses	24,810	22,933	1,877	8.2	71,423	66,546	4,877	7.3
Operating income	12,599	9,722	2,877	29.6	35,881	29,209	6,672	22.8
Other income (expense)	(337)	280	(617)	n/m	(891)	367	(1,258)	n/m
Income tax expense	4,818	3,929	889	22.6	14,013	11,855	2,158	18.2
Net income from continuing operations	$ 7,444	$ 6,073	$ 1,371	22.6	$ 20,977	$ 17,721	$ 3,256	18.4

Operating revenues

For the three months and nine months ended September 30, 2008, operating revenue increased $4.8 million, or 14.6%, and $11.5 million, or 12.1%, respectively, primarily due to 15.5% growth in PCS retail customers between September 30, 2007 and September 30, 2008. For the three and nine months ended September 30, 2008, PCS operating revenues increased $4.1 million, or 18.9%, and $11.0 million, or 17.3%, respectively. All other Company revenues increased by $0.7 million and $0.5 million, respectively, compared to the three and nine months ended September 30, 2007.

Operating expenses

For the three and nine months ended September 30, 2008, operating expenses increased $1.9 million, or 8.2%, and $4.9 million, or 7.3%, respectively, compared to the corresponding 2007 periods, principally due to changes in the PCS segment. For the three and nine months ended September 30, 2008, PCS segment operating expenses increased $1.4 million and $7.1 million, respectively, compared to 2007. The Company has expanded its points of distribution and invested in retention of customers in recent months; costs of these initiatives were approximately $3.1 million during the nine months ended September 30, 2008. The Company has expanded its PCS network with 32 additional cell sites in 2008, and has upgraded 134 PCS sites to provide EVDO (high-speed wireless internet/data access) capabilities. Costs to operate the PCS network and depreciation increased $0.9 million and $2.8 million for the three and nine months ended September 30, 2008, over the comparable 2007 periods. The 2007 nine month period also included $1.0 million in net non-recurring expenses, including $2.1 million in costs related to early retirements and severances, offset by $1.1 million of one-time expense reductions related to the amended management Agreement with Sprint Nextel.

Other income (expense)

The decreases of $0.6 million and $1.3 million reflected in other income (expense) for the three and nine months ended September 30, 2008, reflect losses in 2008 from investments in partnerships, versus gains from such investments in 2007, as well as losses in 2008, versus gains in 2007, on marketable investments held in a rabbi trust related to the Company’s Supplemental Executive Retirement Plan.

Net income from continuing operations

For the three months ended September 30, 2008, net income from continuing operations increased by $1.4 million, primarily due to improved operating results in the PCS segment. For the nine months ended September 30, 2008, net income from continuing operations increased $3.3 million, due to improved operating results in the PCS segment, the absence in 2008 of one-time costs incurred in 2007 as described above, and improved operating results of several smaller subsidiaries.

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

The Company had 378 PCS base stations in service at September 30, 2008, compared to 334 base stations in service at September 30, 2007. As of September 30, 2008, the Company had 134 EVDO sites operating, and anticipates bringing on-line an additional 89 sites by year end 2008, with the goal of covering approximately 1.8 million potential customers, approximately 76% of the Company’s Market POPS.

The Company’s average PCS retail customer turnover, or churn rate, was 1.85% in the third quarter of 2008, compared to 2.28% in the third quarter of 2007. As of September 30, 2008, the Company had 205,777 retail PCS subscribers compared to 178,077 subscribers at September 30, 2007, an increase of 15.6%. The PCS operation added 18,474 net retail customers in the first nine months of 2008 compared to 24,574 net retail subscribers added in the first nine months of 2007, a decrease of 24.8%. The productivity of a particular agent, whose relationship has since been terminated, contributed significantly to this decrease. During the first nine months of 2008, gross adds declined 4.8% compared to the first nine months of 2007.

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	$	%	2008	2007	$	%
Segment operating revenues
Wireless service revenue	$ 24,240	$ 19,966	$ 4,274	21.4	$ 67,802	$ 58,252	$ 9,550	16.4
Equipment revenue	1,410	1,238	172	13.9	4,221	3,436	785	22.8
Other revenue	211	549	(338)	(61.6)	2,215	1,597	618	38.7
Total segment operating revenues	25,861	21,753	4,107	18.9	74,238	63,285	10,953	17.3
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	7,927	7,329	598	8.2	24,039	20,112	3,927	19.5
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,350	3,777	573	15.2	12,186	9,829	2,357	24.0
Depreciation and amortization	3,979	3,771	208	5.5	11,965	11,175	790	7.1
Total segment operating expenses	16,256	14,877	1,379	9.3	48,190	41,116	7,074	17.2
Segment operating income	$ 9,605	$ 6,876	$ 2,728	39.7	$ 26,048	$ 22,169	$ 3,879	17.5

Operating Revenues

For the three months ended September 30, 2008, wireless service revenue totaled $24.2 million, an increase of $4.3 million, or 21.4%, over the 2007 three month period. Gross billings totaled $35.0 million, an increase of $6.3 million or 22.0%, compared to the 16.0% growth in average retail customers. Deductions from gross revenue (consisting of recurring and non-recurring discounts and adjustments provided to customers, the 16.8% fees retained by Sprint Nextel, and allocated write-offs) increased $1.9 million compared to the 2007 third quarter, reflecting both growth in gross revenues and efforts by Sprint Nextel to retain customers.

For the nine months ended September 30, 2008, wireless service revenue totaled $67.8 million, an increase of $9.6 million or 16.4% over the 2007 nine month period. Gross billings totaled $99.1 million, an increase of $16.6 million or 20.1%, compared to the 17.5% growth in average retail customers. Deductions from gross revenue increased $6.5 million compared to the 2007 period, reflecting growth in gross revenues, efforts by Sprint Nextel to retain customers, and an increase in allocated write-offs totaling $1.5 million, $1.3 million of which was incurred in the first quarter of 2008.

Equipment revenue increased $0.2 million and $0.8 million for the three and nine month periods, respectively, as a result of increased sales of handsets to both new and upgrading customers.

Other revenue decreased $0.3 million for the three month period, but increased $0.6 million for the nine month period, respectively. During the second quarter of 2008, the Company received from Sprint Nextel approximately $0.9 million in universal service fund fees relating to prior periods for West Virginia; during third quarter 2008, Sprint Nextel reduced the amount of universal service fund fees passed to the Company for Virginia, adjusting accruals for all 2008 periods. The Company expects to continue to receive universal service fees through Sprint Nextel at an annual rate of approximately $0.5 million per year for all jurisdictions.

Cost of goods and services

Cost of goods and services increased $0.6 million in the three months ended September 30, 2008, compared to the same period in 2007. Line costs related to the operation of the PCS network and provision of EVDO capability increased by $0.3 million and rent costs for tower space at a growing number of sites increased by $0.4 million. These were partially offset by a net decrease in cost of selling handsets and accessories of $0.2 million due to increases in warranty insurance recoveries.

Cost of goods and services increased $3.9 million in the nine months ended September 30, 2008, from 2007. Cost of handsets and accessories sold increased $1.3 million reflecting efforts to retain customers and grow market share in 2008. Also, line costs and rent costs for tower space increased by $1.6 million and $0.4 million respectively, reflecting the growth in the PCS network and EVDO capabilities. The Company expects costs for handsets, tower leases, cell sites, and line costs to continue to increase in future periods, as efforts to grow market share continue and additional cell sites and EVDO sites are brought on-line.

Selling, general and administrative

Selling, general and administrative expenses increased $0.6 million in 2008 from the third quarter of 2007, primarily due to an increase in commissions paid to local distribution channels for new customer activations. Selling, general and administrative expenses increased $2.4 million in the first nine months of 2008 from the same period in 2007, consisting principally ofa $1.0 million increase in commissions paid to local distribution channels for new customer activations, $1.2 million in additional costs for new stores and staff due to the acquisition of 13 stores from Sprint Nextel in May 2007, the reversal in early 2007 of the $0.5 million reserve for bad debts resulting from the Amendments to the Sprint agreements, partially offset by lower marketing expenses in 2008 as the grand opening events associated with the change-over of the 13 acquired stores in 2007 were not repeated.

Depreciation and amortization

Depreciation and amortization expense increased $0.2 million and $0.8 million for the three and nine months ended September 30, 2008 compared to the corresponding 2007 periods, primarily due to depreciation expense related to capital spending for 44 additional base stations and the addition of EVDO capability to 134 cell sites since September 30, 2007.

Telephone

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	$	%	2008	2007	$	%
Segment operating revenues
Service revenue – wireline	$ 1,646	$ 1,697	$ (51)	(3.0)	$ 4,999	$ 5,092	$ (93)	(1.8)
Access revenue	3,581	3,276	305	9.3	9,512	9,644	(132)	(1.4)
Facilities lease revenue	1,928	1,900	28	1.5	6,068	5,582	486	8.7
Equipment revenue	10	8	2	25.0	20	20	—	—
Other revenue	924	929	(5)	(0.5)	2,774	2,827	(53)	(1.9)
Total segment operating revenues	8,089	7,810	279	3.6	23,373	23,165	208	0.9
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	1,850	1,797	53	2.9	5,122	5,600	(478)	(8.5)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,225	1,232	(7)	(0.6)	3,514	4,544	(1,030)	(22.7)
Depreciation and amortization	1,644	1,537	107	7.0	4,781	3,901	880	22.6
Total segment operating expenses	4,719	4,566	153	3.4	13,417	14,045	(628)	(4.5)
Segment operating income	$ 3,370	$ 3,244	$ 126	3.9	$ 9,956	$ 9,120	$ 836	9.2

Shenandoah Telephone Company provides both regulated and unregulated telephone services and leases fiber optic facilities primarily throughout the northern Shenandoah Valley.

Over past periods, the trend amongst regulated local telephone service providers has been a decline in subscribers, principally due to competition from cable companies and other competitive providers, and consumer migration to wireless and DSL services, eliminating second and often the primary access lines. Shentel’s ownership of the overlapping cable franchise (which does not offer internet or voice services) has mitigated this trend compared to the industry. Access lines declined by 343 in the first nine months of 2008, compared to a decline of 118 in the first nine months of 2007. Based on industry experience, the Company anticipates that the long-term trend toward declining telephone subscriber counts will continue for the foreseeable future.

Operating Revenues

Access revenue increased $0.3 million for the three months ended September 30, 2008 primarily due to revenues from additional circuits established for customers.

Facilities lease revenue increased $0.5 million for the nine months ended September 30, 2008 primarily due to a fiber lease with the Company’s cable television affiliate and additional circuits with the Company’s long distance affiliate, both initiated during the first half of 2007.

Cost of goods and services

Cost of goods and services decreased in the nine month 2008 period by $0.5 million, due to $0.7 million of costs in the first quarter of 2007 associated with the early retirements and severances allocated to the Telephone segment, partially offset by an accrual adjustment for reciprocal compensation expenses payable to wireless carriers for periods prior to 2007 following a review of the contracts.

Selling, general and administrative

Selling, general and administrative costs decreased $1.0 million for the nine months ended September 30, 2008, due to one-time costs of $0.3 million in the second quarter of 2007 for an increase in retirement benefits for past Telephone Company retirees, and $0.8 million in costs of early retirements and severances allocated to the Telephone segment in the first quarter of 2007.

Depreciation and Amortization

Depreciation and amortization expense increased $0.1 million and $0.9 million for the three and nine months ended September 30, 2008, due to accelerated depreciation beginning during 2007 on certain network and fiber related equipment scheduled for replacement during 2008.

Mobile

(in thousands)	Three Months Ended September 30,		Change		Nine Montyhs Ended September 30,		Change
	2008	2007	$	%	2008	2007	$	%
Segment operating revenues
Tower lease revenue-affiliate	$ 605	$ 594	$ 11	1.9	$ 1,802	$ 1,619	$ 183	11.3
Tower lease revenue-non-affiliate	1,017	957	60	6.3	3,010	2,738	272	9.9
Other revenue	44	52	(8)	(15.4)	225	193	32	16.6
Total segment operating revenues	1,666	1,603	63	3.9	5,037	4,550	487	10.7
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	606	453	153	33.8	1,542	1,355	187	13.8
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	207	186	21	11.3	640	564	77	13.7
Depreciation and amortization	222	233	(11)	(4.7)	661	697	(36)	(5.2)
Total segment operating expenses	1,035	872	163	18.7	2,843	2,616	228	8.7
Segment operating income	$ 631	$ 731	$(100)	(13.7)	$ 2,194	$ 1,934	$ 259	13.4

The Mobile segment provides tower rental space to affiliated and non-affiliated companies in the Company’s PCS markets and paging services throughout the northern Shenandoah Valley.

At September 30, 2008, the Mobile segment had 116 towers and 176 non-affiliate tenants compared to 113 towers and 166 non-affiliate tenants at September 30, 2007.

Operating revenues

The increases in tower lease revenue – non-affiliate resulted primarily from 14 additional leases in place for the quarter, and 16 for the year to date period.

The increase in tower lease revenue – affiliate for the nine month period resulted primarily from changes to tower lease rates in the second quarter of 2007, to better reflect market rents for tower space.

The increase in other revenue in the nine month period resulted primarily from fees received from potential tenants for evaluating sites for new leases, partially offset by lease termination fees received in the first quarter of 2007.

Operating expenses

The increase in cost of goods and services for both the three and nine month periods resulted from the costs of three new towers added since June of 2007, and during 2008, spending to evaluate the Company’s towers for compliance with new building codes that are being adopted in a number of states. The Company does not expect to incur significant costs under these new codes for existing towers.

The increase in selling, general and administrative costs resulted primarily from increased legal expenses and operating taxes.

Cable Television

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	$	%	2008	2007	$	%
Segment operating revenues
Service revenue	$ 1,187	$ 1,113	$ 74	6.6	$ 3,591	$ 3,373	$ 218	6.5
Equipment and other revenue	140	126	14	11.1	389	363	26	7.2
Total segment operating revenues	1,327	1,239	88	7.1	3,980	3,736	244	6.5
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	902	949	(47)	(5.0)	2,745	3,098	(353)	(11.4)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	336	397	(61)	(15.4)	983	1,193	(210)	(17.6)
Depreciation and amortization	263	254	9	(3.5)	782	792	(10)	(1.3)
Total segment operating expenses	1,501	1,600	(99)	(6.2)	4,510	5,083	(573)	(11.3)
Segment operating (loss)	$ (174)	$ (361)	$ 187	51.8	$ (530)	$(1,347)	$ 817	60.7

The Cable Television segment provides analog, digital and high-definition television signals under franchise agreements within Shenandoah County, Virginia. As of September 30, 2008, it served 8,142 subscribers, down 161 from December 31, 2007 and down 188 from September 30, 2007. Increases in digital subscribers were offset by losses in basic customers.

Operating revenues

Service revenue increased slightly in 2008 from 2007 due to a rate increase for both basic and digital customers in late 2007. Rates for these two categories increased approximately 9%.

Cost of goods and services

Cost of goods and services decreased due to higher costs incurred in 2007 associated with the new high-definition television service launch, as well as a portion of this segment’s share of early retirement costs ($0.1 million) incurred in first quarter 2007.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $0.1 million for the three month period and $0.2 million for the nine month period due to costs of a marketing promotion in the third quarter of 2007, and to the remaining portion of the Cable segment’s share of early retirement costs recognized in the first quarter of 2007.

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

Sources and Uses of Cash. The Company generated $31.2 million of net cash from operations in the 2008 nine month period, compared to $31.7 million in the 2007 nine month period. Materials and supplies increased in the 2007 period due to additional purchases of inventory to support 13 new retail stores acquired during 2007. In 2008, accounts payable have increased due to increased purchases of fixed assets. Accounts receivable have increased in 2008 due to higher billings in the PCS segment, while prepaids and other assets increased due to approximately $6.9 million in rebates related to fixed asset purchases.

During the nine months ended September 30, 2008, the discontinued Converged Services unit generated $4.2 million in cash from operations, which was used to fund fixed asset purchases.

Indebtedness. As of September 30, 2008, the Company’s indebtedness totaled $18.7 million, with an annualized overall weighted average interest rate of approximately 7.5%. As of September 30, 2008, the Company was in compliance with the covenants in its credit agreements.

The Company utilized a revolving reducing credit facility to fund the Converged Services acquisition in 2004. No balances are currently outstanding on this facility, and the Company has the ability to borrow approximately $10.4 million on this facility as of September 30, 2008.

Effective October 22, 2008, the Company closed on a $52 million debt facility to fund the acquisition of certain cable assets and customers from Rapid Communications, LLP, finance capital expenditures relating to improving Rapid’s network and for the buildout and expansion of the Company’s PCS network, and other general corporate needs. The Company may draw on the facility through December 31, 2009, following which the outstanding balance must be repaid in 24 equal quarterly installments beginning March 31, 2010. Amounts borrowed may bear interest under several variable rate, and one fixed rate, option, at the Company’s election.

The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. Capital expenditures budgeted for 2008 total approximately $74 million as of September 30, 2008, an increase of approximately $9 million from the initial 2008 capital budget. In order to be ready for the rollout of Sprint Nextel’s Q-chat technology (an improved CDMA push-to-talk feature) and to offer higher data speeds and improve coverage and capacity, the Company has accelerated spending plans for the PCS network. The capital plan for 2008 of approximately $46.9 million is for 60 additional PCS base stations and towers to expand our network coverage and capacity (principally in Pennsylvania), 150 new EVDO sites to provide EVDO service over more of our network, and additional switch capacity and other infrastructure to support the additional growth. During 2005 and 2006, the Company had slowed PCS capital spending until the uncertainty regarding its relationship with Sprint Nextel was eliminated by the new Agreement in 2007. Approximately $12.1 million was budgeted for Converged Services’ network upgrades, new apartment complex build outs, improvements and replacements; approximately $8.5 million for telephone network operations and fiber projects; and approximately $6.5 million for back office technology upgrades, to add capacity and redundancy to our fiber networks in Virginia, Maryland and West Virginia, and other capital needs. Capital spending may shift amongst these priorities as opportunities arise, while commitments of budgeted funds for Converged Services’ projects are not made until new property contracts are executed. Due to the decision to dispose of Converged Services, future spending on Converged Services’ projects will be limited to build-out for new complexes already under contract, and limited spending to remain compliant with contract obligations and capacity requirements. The Company is also committed to spend approximately $10 million to complete the acquisition of cable customers and assets from Rapid Communications, LLP.

For the 2008 nine month period, the Company spent $38.9 million on capital projects, compared to $18.1 million in 2007. Spending related to PCS accounted for $25.0 million of the 2008 spending, as the Company continued to expand its network coverage. Fiber projects accounted for $5.0 million of the 2008 spending, MDU properties and infrastructure accounted for $5.9 million, and the remainder was spread amongst numerous other projects.

The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Company’s existing revolving credit facility and the $52 million in additional financing capacity entered into subsequent to September 30, 2008 will provide the cash required to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements during the next 12 months.

Thereafter, capital expenditures will likely continue to be required to provide increased capacity to meet the Company’s expected growth in demand for its products and services. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for its products, new market developments and opportunities, and economic conditions in the general economy. The Company currently expects that it will fund its future capital expenditures primarily with cash from operations and borrowings, although there are events outside the control of the Company that could have an adverse impact on cash flows from operations. These events include, but are not limited to: changes in overall economic conditions, regulatory requirements, changes in technologies, availability of labor resources and capital, changes in the Company’s relationship with Sprint Nextel, cancellations or non-renewal of Converged Services contracts and other conditions. The PCS subsidiary’s operations are dependent upon Sprint Nextel’s ability to execute certain functions such as billing, customer care, and collections; the subsidiary’s ability to develop and implement successful marketing programs and new products and services, and the subsidiary’s ability to effectively and economically manage other operating activities under the Company’s agreements with Sprint Nextel. The Company’s ability to attract and maintain a sufficient customer base is also critical to its ability to maintain a positive cash flow from operations. The foregoing events individually or collectively could affect the Company’s results.

Recently Issued Accounting Standards

There were no recently issued accounting standards, not adopted by the Company as of September 30, 2008, that are expected to have a material impact on the Company’s results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes. The Company’s interest rate risk generally involves three components. The first component is outstanding debt with variable rates. As of September 30, 2008, the Company had no variable rate debt outstanding. All of the Company’s outstanding debt has fixed rates through maturity. A 10.0% increase in interest rates would decrease the fair value of the Company’s total debt by approximately $0.3 million, while the estimated fair value of the fixed rate debt was approximately $18.9 million as of September 30, 2008.

The second component of interest rate risk consists of temporary excess cash, which can be invested in various short-term investment vehicles. The cash is currently invested in several institutional cash management funds that have limited interest rate risk. Management continues to evaluate the most beneficial use of these funds.

The third component of interest rate risk is marked increases in interest rates that may adversely affect the rate at which the Company may borrow funds for growth in the future. The Company’s plan to make draws under the Delayed Draw Term Loan through December 31, 2009 increases the Company’s exposure to the risk that interest rates may increase during that time period.

Management does not view market risk as having a significant impact on the Company’s results of operations, although future results could be adversely affected as borrowing increases, particularly if interest rates were to increase significantly for an extended period and the Company were to require additional external financing. The Company’s investments in publicly traded equity and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Executive Supplemental Retirement Plan. General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

As of September 30, 2008, the Company has $7.2 million invested in privately held companies directly or through investments with portfolio managers. Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability. The Company’s market risk is limited to the funds previously invested and an additional $0.5 million committed under contracts the Company has signed with portfolio managers.

ITEM 4.	CONTROLS AND PROCEDURES

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934. The Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Information provided by Sprint Nextel includes reports regarding the subscriber accounts receivable in the Company’s markets. Sprint Nextel provides the Company with monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level. The Company reviews these various reports to identify discrepancies or errors. Under the Company’s agreements with Sprint Nextel, the Company is entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 16.8% of revenue retained by Sprint Nextel. Because of the Company’s reliance on Sprint Nextel for financial information, the Company must depend on Sprint Nextel to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint Nextel’s other Sprint PCS affiliate network partners. To address this issue, Sprint Nextel engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70 (“SAS 70 reports”). The report is provided to the Company on an annual basis and covers a nine-month period. The most recent report covers the period from January 1, 2007 to September 30, 2007. The most recent report indicated there were no material issues which would adversely affect the information used to support the recording of the revenues provided by Sprint Nextel related to the Company’s relationship with them.

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

Early Termination Fees. A number of consumer class action suits have been brought against wireless carriers including Sprint Nextel challenging the enforceability of early termination fees and seeking refunds of fees paid. On July 28, 2008, a California court, despite a jury’s finding that the company’s early termination fees appropriately reflected the company’s damages from customers’ breach of their term contracts, promulgated a tentative draft ruling which would require Sprint Nextel to refund some of the early termination fees it had collected. It is unclear whether or not the California court’s ultimate decision will leave the tentative ruling unchanged, and if so, whether such a decision would be affirmed on appeal; or what decisions might be reached in similar lawsuits brought in other states where the company operates.  In addition, the FCC has initiated proceedings to consider a request for a declaratory ruling on whether states can regulate a wireless carrier’s imposition of early termination fees upon customers that prematurely terminate long-term service agreements that include such fees.  An adverse ruling in this proceeding could lead to increased regulation of such fees, or restrictions on the use of such fees, by the states, which could negatively affect our ability to assess such fees in the areas where we operate. The FCC is considering whether such fees are preempted from state regulation, although a decision or final order has not been issued.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders. When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased. The following table provides information about the Company’s repurchases of fractional shares during the three months ended September 30, 2008:

	Number of Shares Purchased	Average Price Paid per Share
July 1 to July 31	2	$14.66
August 1 to August 31	—	$17.38
September 1 to September 30	1	$18.03

Total	3	$16.09

ITEM 6.	Exhibits

(a)	The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.37

Asset Purchase Agreement dated August 6, 2008, between Rapid Communications, LLC, Rapid Acquisition Company, LLC, and Shentel Cable Company (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008).

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

Date: November 5, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit

10.37

Asset Purchase Agreement dated August 6, 2008, between Rapid Communications, LLC, Rapid Acquisition Company, LLC, and Shentel Cable Company (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008).

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Vice President – Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.