Form 10-K
period 2008-12-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2009-03-09
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.: 000-09881

SHENANDOAH TELECOMMUNICATIONS COMPANY
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1162807
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

500 Shentel Way, Edinburg,Virginia	22824
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2008 based on the closing price of such stock on the Nasdaq Global Select Market on such date, was approximately $288,000,000.

The number of shares of the registrant’s common stock outstanding on February 24, 2009 was 23,625,010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of Form 10-K into which incorporated

Proxy Statement relating to Registrant’s 2009 Annual Meeting of Shareholders	Part III

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

The Company’s primary market area historically has been the northern Shenandoah Valley of Virginia and surrounding areas. This market area includes parts of Virginia ranging from Harrisonburg in the south to Winchester in the north. Following the acquisition of certain cable assets and customers from Rapid Communications, LLC, effective December 1, 2008, the Company now also provides cable television services to portions of West Virginia and in Alleghany County, Virginia.

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

Following its acquisition of NTC Communications LLC (“NTC”) in November 2004, the Company provides high speed Internet, video and local and long distance voice services to multi-dwelling unit (“MDU”) communities (primarily off-campus student housing) in Virginia, Maryland, North Carolina, South Carolina, Georgia, Florida, Tennessee, Mississippi and Delaware. NTC was merged into Shentel Converged Services Company (“Converged Services”) as of January 1, 2007, although the Company continues to use the NTC brand at properties that cater to students. In September 2008, the Company announced its intention to sell Converged Services, and reclassified its assets and liabilities as held for sale, and its operating results as discontinued operations.

The Company offers many of its services over its own fiber optic network of approximately 756 miles at December 31, 2008. The main lines of the network follow the Interstate 81 corridor from the Harrisonburg, Virginia, area to the Pennsylvania state line and the Interstate 66 corridor in the northwestern part of Virginia. Secondary routes provide alternative routing in the event of an outage. In addition to its own fiber network, the Company through its telephone subsidiary has a 20 percent ownership in Valley Network Partnership (“ValleyNet”), which is a partnership offering fiber network facility capacity in western, central, and northern Virginia, as well as the Interstate 81 corridor from Johnson City, Tennessee to Carlisle, Pennsylvania.

The Company’s subsidiaries are certified to offer competitive local exchange services throughout West Virginia and North Carolina, and in Virginia outside of its regulated telephone service area.

Recent Developments

Acquisition and Disposition of Business Units

In September 2008, the Company announced its intention to dispose of Converged Services, classified its assets and liabilities as held for sale, and reclassified its operating results as discontinued operations for all periods.  Since then, management has been actively pursuing its plan to sell the assets. A broker has been engaged, an information memorandum has been distributed and formal letters of interest have been received. These letters expressed the prospective buyers’ interest in moving to the due diligence round of an auction process and, in some cases, included non-binding indications of what the buyers might be willing to pay for the assets. In some cases, indications were given as a range of estimates. The expressions of interest to date are in a very broad range as they were made without the advantage of information that will be provided during the due diligence process and, in management’s judgment, may not necessarily be indicative of the ultimate selling price. Virtually all of the buyers who expressed an interest in the assets are now actively performing due diligence to determine their willingness to continue to participate in the auction process and to determine the price they would be willing to pay. Management has concluded that the fair value, less costs to sell, of the net assets exceeds their carrying value. The ultimate selling price will very much depend on the dynamics of the market and the sale process, and the financial circumstances of the telecommunications industry and the buyers at the time of the sale. It is not possible at this time to anticipate how all of these factors might influence the final sales price or whether the eventual sale will result in a future gain or loss. In addition, the Company may choose not to sell the business if the current sales process does not result in an offer that the Company deems to be appropriate. Management expects to conclude this process in the late second quarter or early third quarter of 2009. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Effective December 1, 2008, the Company completed its acquisition of certain cable system assets and customers from Rapid Communications, LLC. The Company acquired 53 franchises throughout West Virginia and in Alleghany County, Virginia. The Company expects to invest over $20 million to upgrade the network in many of these areas in order to upgrade existing cable services and to provide expanded offerings including additional video services, high-speed internet access and voice services.

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

•

Transfer, effective in May 2007, all Sprint Nextel operated Nextel store locations within the Company’s PCS service area to the Company’s PCS Subsidiary. The Company began selling Sprint Nextel iDEN (Integrated Digital Enhanced Network) phones and providing local customer service support for Sprint Nextel iDEN customers in the Company’s service area; and

•

Provide the Company and Sprint Nextel with the right under certain circumstances and subject to agreement on appropriate terms to participate in future wireless service offerings within the Company’s PCS service area.

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

The 8.8% rate for the Net Service Fee can only be changed under certain circumstances. Until June 30, 2010, the Net Service Fee can only be changed if changes in travel patterns and wholesale usage, or the amounts necessary for Sprint Nextel to recover costs for providing services to the Company, results in the Net Service Fee (calculated using the same methods employed in setting the original rate) moving by more than two full percentage points higher to 10.8% or more, or lower to 6.8% or less. After June 30, 2010, on an annual basis, either party can request a change only if such change results in the Net Service Fee moving by more than one full percentage point higher or lower than the Net Service Fee then in effect. The Net Service fee is capped at 12.0%, unless the Company’s use of services under the Services Agreement is disproportionately greater than the use of the services in similar Sprint PCS markets, in which case the parties will negotiate an alternative arrangement.

Operating Segments

The Company provides integrated voice, video and data communications services to end-user customers and other communications providers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers. Following the decision to dispose of its Converged Services segment, the Company has five reportable segments: (1) PCS, (2) Telephone, (3) Mobile, (4) Cable TV and (5) Other.

PCS Segment

The business of the PCS segment is conducted by the Company’s Shenandoah Personal Communications Company (“PCS”) subsidiary. As a PCS Affiliate of Sprint Nextel, this subsidiary provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia.

PCS has offered personal communications services through a digital wireless telephone and data network since 1995. In 1999, this subsidiary executed a management agreement with Sprint Nextel. The network, which utilizes code division multiple access, or CDMA, currently covers 269 miles of Interstates 81 and 83, and a 177 mile section of the Pennsylvania Turnpike between Pittsburgh and Philadelphia. Under its agreements with Sprint Nextel, the Company is the exclusive PCS Affiliate of Sprint Nextel in the Company’s territory, providing wireless mobility communications network products and services in the 1900 megahertz spectrum range. The Company had approximately 211,462 retail PCS customers at December 31, 2008, an increase of 12.9% compared to December 31, 2007. Of the Company’s total operating revenues, 69.3% in 2008, 67.0% in 2007 and 72.7% in 2006 were generated by or through Sprint Nextel and its customers using the Company’s portion of Sprint Nextel’s nationwide PCS network. No other customer relationship generated more than 2.5% of the Company’s total operating revenues in 2008, 2007 or 2006.

Under the Sprint Nextel agreements, Sprint Nextel provides the Company significant support services, such as customer service, billing, collections, long distance, national network operations support, inventory logistics support, use of the Sprint Nextel brand names, national advertising, national distribution and product development. Prior to January 1, 2007, the Company also derived substantial travel revenue and incurred substantial travel expenses when subscribers of Sprint Nextel and Sprint Nextel’s PCS Affiliate partners incurred minutes of use in the Company’s territory and when the Company’s subscribers incurred minutes of use in territories of Sprint Nextel and Sprint Nextel’s PCS Affiliate partners. As a result of the 2007 Amendments, all such settlements were eliminated as of January 1, 2007.

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

The Company records its PCS revenues, with the exception of certain roaming and equipment sales revenues, based on the net PCS revenues billed by Sprint Nextel, net of the 8% Management Fee and 8.8% Net Service Fee retained by Sprint Nextel. Net PCS revenues billed by Sprint Nextel consist of gross monthly recurring charges for service, net of both recurring and non-recurring customer credits, account write offs and other billing adjustments. In the computation of advance billing deferred revenue, neither the Management Fee nor the Net Service Fee are deferred.

The Sprint Nextel agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements. The Company was in compliance in all material respects with these requirements as of December 31, 2008.

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

This subsidiary provides both regulated and non-regulated telephone services to approximately 24,209 customers as of December 31, 2008, primarily in Shenandoah County and small service areas in Rockingham, Frederick, and Warren counties in Virginia. The subsidiary provides access for interexchange carriers to the local exchange network. This subsidiary has a 20 percent ownership interest in ValleyNet, which offers fiber network facility capacity to other communications providers in western, central, and northern Virginia, as well as the Interstate 81 corridor from Johnson City, Tennessee to Carlisle, Pennsylvania.

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

Cable Television Segment

The business of the Company’s Cable Television segment has historically been conducted by its Shenandoah Cable Television Company (“Shenandoah Cable”) subsidiary. This subsidiary provides coaxial cable-based television service throughout portions of Shenandoah County, Virginia, under franchise agreements with the County and the incorporated municipalities within the County. There were approximately 8,242 customers at December 31, 2008. The system is a one-way 750 megahertz hybrid fiber coaxial network. Beginning in January 2007, Shenandoah Cable initiated high definition television (HD-TV) service with an initial offering of 16 HD-TV channels. Shenandoah Cable currently offers 74 channels of analog, 158 channels of digital and 31 channels of HD-TV programming along with 8 Pay Per View channels, 7 premium packages and a special package of Spanish language programming.

Effective December 1, 2008, the Company acquired certain cable assets and customers from Rapid Communications, LLC, through the Company’s wholly-owned subsidiary Shentel Cable Company (“Shentel Cable”). Shentel Cable provides coaxial cable-based television service to approximately 17,127 customers in various communities throughout West Virginia and in Alleghany County, Virginia, under a variety of franchise agreements. The systems acquired represent a variety of networks ranging from 220 megahertz to 750 megahertz systems and offering various levels of cable service. The Company intends to upgrade and integrate many of these networks over the next approximately two years to standardize and improve service, as well as to offer additional services such as high-definition programming, video-on-demand, internet access, and telephone service in many of these communities.

Other Segment

The Other segment includes the following entities: Shenandoah Telecommunications Company, ShenTel Service Company, Shenandoah Network Company, Shenandoah Long Distance Company, ShenTel Communications Company, Shentel Wireless Company and Shentel Converged Services of WV, Inc.

Shenandoah Telecommunications Company

The operations of this Company include the provision of investing and management services to its subsidiaries.

ShenTel Service Company

ShenTel Service Company sells and services telecommunications equipment and provides information services and Internet access to customers in the northern Shenandoah Valley and surrounding areas. The Internet service has approximately 5,151 dial-up customers and 10,038 digital subscriber line, or DSL, customers at December 31, 2008. Since 2005, DSL has been available to all customers in the Company’s regulated telephone service area. Many of the Company’s dial-up customers are located outside the Company’s regulated telephone service area where the Company does not provide DSL service.

Shenandoah Network Company

This subsidiary owns and operates the Maryland and West Virginia portions of a fiber optic network along the Interstate 81 corridor. In conjunction with the telephone subsidiary, Shenandoah Network Company is associated with the ValleyNet fiber optic network.

Shenandoah Long Distance Company

Shenandoah Long Distance Company offers resale of long distance service for calls placed to locations outside the regulated telephone service area by telephone customers. This operation purchases billing and collection services from the telephone company subsidiary similar to other long distance providers. In addition, this subsidiary markets facility leases of fiber optic capacity, owned by Shenandoah Network Company and Shenandoah Telephone Company, in surrounding counties and into Herndon, Virginia. This subsidiary had approximately 10,842 long distance customers at December 31, 2008.

ShenTel Communications Company

This subsidiary is certified as a CLEC in Virginia, provides DSL service in Front Royal, Virginia, and beginning in 2008, provides telecommunications services under a fiber-to-the-home contract to customers residing in a planned community near Harrisonburg, Virginia, known as Preston Lake. As of December 31, 2008, there were few subscribers receiving service from this subsidiary.

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

Shentel Converged Services of WV, Inc.

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

Competition

The communications industry is highly competitive. We compete primarily on the basis of the price, availability, reliability, variety and quality of our offerings and on the quality of our customer service. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. In particular, price competition in the integrated communications services markets generally has been intense and is expected to increase. Our competitors include, among others, larger providers such as AT&T Corp., Verizon, and various competitive service providers, including in some regions cable operators that provide voice and high-speed internet access services. The larger providers have substantially greater infrastructure, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than the Company. We also increasingly face competition from businesses offering long distance, data, video and voice services over the Internet. These businesses could enjoy a significant cost advantage because currently they generally do not pay carrier access charges or universal service fees.

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

Competition is intense in the wireless communications industry. Competition has caused, and we anticipate that competition will continue to cause, the market prices for two-way wireless products and services to decline. Many wireless providers have upgraded, or are in the process of upgrading, their wireless services to accommodate real-time and downloadable audio and video content as well as Internet browsing capabilities and other services. Some local governments are deploying broadband or high-speed wireless communications networks within their jurisdictional boundaries to support wireless Internet access at a fixed monthly cost, or in some cases no charge, to consumers. In addition, the FCC has been conducting spectrum auctions which may allow new service providers to enter the market and/or allow existing service providers the ability to upgrade or expand their product offerings. Our ability to compete effectively will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the wireless industry.

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

Competition also is intense and growing in the market for video services. Incumbent cable television companies, which have historically provided video service, face competition from direct broadcast satellite providers and more recently from large wireline providers of telecommunications services (such as Verizon and AT&T) which have begun to upgrade their networks to provide video services in addition to voice and high-speed Internet access services. These entities are large and have substantially greater infrastructure, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than the Company. Our ability to compete effectively will depend, in part, on the extent to which our service offerings overlap with these entities, and on our ability to anticipate and respond to the competitive forces affecting the market for video and other services.

A continuing trend toward consolidation, mergers, acquisitions and strategic alliances in the communications industry also could increase the level of competition we face by further strengthening our competitors.

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

The discussion below focuses on the regulation of our wireless subsidiary, Shenandoah Personal Communications Company, our incumbent local exchange carrier (“ILEC”) subsidiary, Shenandoah Telephone Company, our cable business, conducted by Shenandoah Cable Company and Shentel Cable Company, and our multiple dwelling unit (“MDU”) business conducted by Converged Services.

Regulation of Wireless PCS Operations

We operate our PCS business using radio spectrum licensed to Sprint Nextel under the Sprint Nextel management agreements. Nonetheless, we are directly or indirectly subject to, or affected by, a number of regulations and requirements of the FCC and other governmental authorities.

Interconnection. The FCC has the authority to order interconnection between commercial mobile radio service (“CMRS”) providers (which includes us) and any other common carrier. The FCC has ordered local exchange carriers and CMRS providers to provide reciprocal compensation for the termination of traffic to one another. Interconnection agreements typically are negotiated on a statewide basis. If an agreement cannot be reached, parties to interconnection negotiations can submit outstanding disputes to federal or state regulators for arbitration. The Company does not presently have any interconnection disputes. Negotiated interconnection agreements are subject to state approval.

The FCC has underway a rulemaking proceeding in which the agency is considering making major changes to the intercarrier compensation rules that govern the telecommunications industry. In addition, the FCC is considering a number of petitions for declaratory ruling and other proceedings regarding disputes among carriers relating to interconnection payment obligations. Resolution of these petitions could set precedents that would affect us in the future. Interconnection costs represent a significant expense item for us and any significant changes in the intercarrier compensation scheme may have a material impact on our business. We are unable to determine at this time whether any such changes would be beneficial to or detrimental to our wireless operations.

Universal Service Contribution Requirements. Sprint Nextel is required to contribute to the federal universal service fund (the “USF”) based in part on the revenues it receives in connection with our wireless operations. The purpose of this fund is to subsidize telecommunications services in rural areas, for low-income consumers, and for schools, libraries, and rural healthcare facilities. Sprint Nextel is permitted to, and does, pass through these mandated payments as surcharges paid by customers.

Sprint Nextel also receives disbursements from the USF with respect to certain service areas served by its business. USF disbursements relating to our service area are passed through to us. In November 2008, as a condition for the FCC’s approval of Sprint Nextel’s acquisition of a controlling interest in Clearwire Corp., the FCC imposed requirements that Sprint Nextel’s disbursement be reduced by 20% during calendar year 2009, and by an additional 20% per year for each subsequent calendar year, until such funding reaches zero in 2013. This reduction in Sprint Nextel’s universal service disbursements also applies to the amounts of funding passed through to us. The condition would cease to apply if Sprint Nextel were to supply an actual cost analysis that would justify greater amounts of funding, or if the FCC were to adopt an alternative set of rules affecting the industry as a whole.

Congress and the FCC from time to time consider major changes to the universal service rules that could affect us. For example, the FCC has sought comment on proposals to impose further caps or reductions on the amount of funding available to ILECs and wireless carriers, and to require all carriers receiving such funds to upgrade their networks to provide high-speed broadband services throughout their service areas. Other developments may cause the share of payments from wireless companies to increase or decrease, and the overall size of the fund to increase, resulting in greater payment obligations for all carriers, including wireless carriers. These proposals are likely to evolve over time, particularly as a new FCC Chairman and new FCC commissioners take office. As a result, the Company cannot predict the outcome of the FCC’s consideration of these issues.

Transfers, Assignments and Changes of Control of PCS Licenses. The FCC must give prior approval to the assignment of ownership or control of a PCS license, as well as transfers involving substantial changes in such ownership or control. The FCC also requires licensees to maintain effective working control over their licenses. Our agreements with Sprint Nextel reflect an alliance that the parties believe meets the FCC requirements for licensee control of licensed spectrum. If the FCC were to determine that the Sprint Nextel PCS agreements need to be modified to increase the level of licensee control, we have agreed with Sprint Nextel under the terms of our Sprint Nextel PCS agreements to use our best efforts to modify the agreements as necessary to cause the agreements to comply with applicable law and to preserve to the extent possible the economic arrangements set forth in the agreements. If the agreements cannot be modified, the agreements may be terminated pursuant to their terms. The FCC could also impose sanctions on the Company for failure to meet these restrictions.

PCS licenses are granted for ten-year terms. The PCS licenses for our service area are scheduled to expire on various dates between December 1, 2014 and June 30, 2015. Licensees have an expectation of license renewal if they have provided “substantial” performance of license terms, and have complied with FCC rules and policies, and with the Communications Act of 1934. All of the PCS licenses used in the wireless business have been successfully renewed since their initial grant.

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

The FCC’s decision to license a proposed tower may be subject to environmental review pursuant to the National Environmental Policy Act of 1969, (“NEPA”), which requires federal agencies to evaluate the environmental impacts of their decisions under some circumstances. FCC regulations implementing NEPA place responsibility on each applicant to investigate any potential environmental effects of a proposed operation, including health effects relating to radio frequency emissions, and impacts on endangered species such as certain migratory birds, and to disclose any significant effects on the environment to the agency prior to commencing construction. In the event that the FCC determines that a proposed tower would have a significant environmental impact, the FCC would require preparation of an environmental impact statement. In addition, tower construction is subject to regulations implementing the National Historic Preservation Act. Compliance with environmental or historic preservation requirements could significantly delay or prevent the registration or construction of a particular tower, or make tower construction more costly. In some jurisdictions, local laws or regulations may impose similar requirements.

Wireless Facilities Siting. States and localities are authorized to engage in forms of regulation, including zoning and land-use regulations, that affect our ability to select and modify sites for wireless facilities. States and localities may not engage in forms of regulation that effectively prohibit the provision of wireless services, discriminate among providers of such services, or use radio frequency health effects as a basis to regulate the placement, construction or operation of wireless facilities. Courts and the FCC routinely are asked to review whether state and local zoning and land-use actions should be preempted by federal law, and the FCC also is routinely asked to consider other issues affecting wireless facilities siting in other proceedings. We cannot predict the outcome of these proceedings or the effect they may have on us.

Communications Assistance for Law Enforcement Act. The Communications Assistance for Law Enforcement Act (“CALEA”), was enacted in 1994 to preserve electronic surveillance capabilities by law enforcement officials in the face of rapidly changing telecommunications technology. CALEA requires telecommunications carriers, including us, to modify their equipment, facilities, and services to allow for authorized electronic surveillance based on either industry or FCC standards. Following adoption of interim standards and a lengthy rulemaking proceeding, including an appeal and remand proceeding, all carriers were required to be in compliance with the CALEA requirements as of June 30, 2002. We are currently in compliance with the CALEA requirements.

Local Number Portability. All covered CMRS providers, including us, are required to allow wireless customers to retain their existing telephone numbers when switching from one telecommunications carrier to another. These rules are generally referred to as wireless local number portability (“WLNP”). The WLNP mandate had a nominal impact on costs, subscriber turnover rates, and subscriber acquisition and retention costs during 2007 and 2008. The future volume of any porting requests, and the processing costs related thereto, may increase our operating costs in the future.

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

Consumer Privacy. The Company is subject to various federal and state laws intended to protect the privacy of end-users who subscribe to the Company’s services. For example, the FCC has regulations that place restrictions on the permissible uses that the Company can make of customer-specific information, known as Customer Proprietary Network Information (“CPNI”), received from subscribers, and that govern procedures for release of such information to customers in order to prevent identity theft schemes. Other recently enacted laws impose criminal and other penalties for the violation of certain CPNI requirements and related privacy protections. In addition, restrictions exist, and new restrictions are considered from time to time by Congress, federal agencies and states, on the extent to which wireless data customers may be subjected to receiving unsolicited text messages, junk e-mail or spam. One such restriction, which became effective on October 18, 2004, prohibits sending commercial messages to any address referencing an Internet domain name associated with wireless subscriber messaging services and requires that all CMRS providers submit to the FCC a list of their Internet domain names that are associated with wireless subscriber messaging services. Congress, federal agencies and certain states also are considering and may in the future consider imposing additional requirements on entities that possess consumer information to protect the privacy of consumers. Complying with these requirements may impose costs on us or compel us to alter the way we provide or promote our services.

Consumer Protection. Many members of the wireless industry, including us, have voluntarily committed to comply with the CTIA Consumer Code for Wireless, which includes consumer protection provisions regarding the content and format of bills; advance disclosures regarding rates, terms of service, contract provisions, and network coverage; and the right to terminate service after a trial period or after changes to contract provisions are implemented. The FCC and some state commissions are considering imposing additional consumer protection requirements upon wireless service providers, including the adoption of standards for responses to customers and limits on early termination fees. Adoption of those consumer protection requirements could increase the expenses or decrease the revenue of our wireless business. Courts also have had, and in the future may continue to have, an effect on the extent to which matters pertaining to the content and format of wireless bills can be regulated at the state level. Any further changes to these and similar requirements could increase our costs of doing business and our costs of acquiring and retaining customers.

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

Regulation of Intercarrier Compensation. Shenandoah Telephone participates in the access revenue pools administered by the FCC-supervised National Exchange Carrier

Association (“NECA”), which collects and distributes the revenues from interstate access charges that long-distance carriers pay us for originating and terminating interstate calls over our network. Shenandoah Telephone also participates in some NECA tariffs that govern the rates, terms, and conditions of our interstate access offerings. Some of those tariffs are under review by the FCC, and we may be obligated to refund affected access charges collected in the past or in the future if the FCC ultimately finds that the tariffed rates were unreasonable. We cannot predict whether, when, and to what extent such refunds may be due.

The FCC is considering a number of broad changes to the rules governing the interstate access rates charged by small-to-mid-sized ILECs such as Shenandoah Telephone. For example, the FCC is considering proposals to overhaul the rules regarding intercarrier compensation, including interstate and intrastate access charges. These changes might include substantial reductions in the access charges paid by long distance carriers and other interconnecting carriers, possibly to zero, under a so-called “bill and keep” regime, accompanied by increases to the subscriber line charges paid by business and residential end users.

The FCC also is considering implementing incentive regulation for rate of return carriers, including us. In addition, the FCC is considering questions regarding what compensation carriers, including but not limited to wireless carriers, competitive local exchange carriers, VOIP providers and providers of other Internet-enabled services, should pay (and receive) for their traffic interconnected with ILEC networks. Changes to such compensation regulations could increase our expenses or reduce our revenues, but at this time we cannot estimate the amount of such additional expense or revenue changes.

The VSCC has jurisdiction over local telephone companies’ intrastate access changes, and has indicated that in the future it may open a generic proceeding on the rates charged for intrastate access. In a June 2008 decision involving another mid-size ILEC, the VSCC stated that as a general matter it does not accept the premise that reductions in intrastate switched access rates should necessarily be coupled with dollar-for-dollar rate increases for local telephone service. The VSCC is also considering proposed changes to the local telephone service quality and reporting rules.

Interstate and intrastate access charges are an important source of revenues for Shenandoah Telephone’s operations. Unless these revenues can either be recovered as they are at present, or through a new universal service mechanism, or unless they can be reflected in higher rates to the local end user, or recovered through other newly created methods of cost recovery, the loss of revenues to us could be significant. There can be no assurance that access charges in their present form will be continued or that sufficient substitutes for the lost revenues will be provided. If access charges are reduced without sufficient substitutes for the lost revenues, this could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, changes to the intercarrier compensation rules and policies could have a material impact on our competitive position vis-à-vis other service providers, particularly in our ability to proactively make improvements in our networks and systems.

Universal Service Fund. Shenandoah Telephone receives revenues from the USF. The FCC has sought comment on changes to its universal service rules, such as assessing contribution obligations based on the number of lines or connections served, rather than as a variable percentage of interstate end-user telecommunications revenues. In addition, the FCC is considering potential changes to the rules governing disbursements from the USF to rural ILECs such as Shenandoah Telephone, and to other providers. Despite interim adjustments to make the funding of the USF more sustainable, the FCC has indicated that additional changes are necessary to stabilize the USF. Total funding of universal service has increased considerably in recent years, and some members of Congress have expressed concerns that the cost of such funding will soon reach unsustainable levels. Changes that reduce the size of the USF and payments to Shenandoah Telephone could have an adverse impact on the Company’s financial position, results of operations, and cash flows. The company is not able to predict whether or when changes will be made to the USF, or whether and how these changes would affect the extent of our total federal universal service assessments, the amounts we receive, or our ability to recover costs associated with the USF.

If the Universal Service Administrative Company (“USAC”) were required to account for the USF program in accordance with generally accepted accounting principles for federal agencies under the Anti-Deficiency Act (the “ADA”), it could cause delays in USF payments to fund recipients and significantly increase the amount of USF contribution payments charged to wireline and wireless consumers. Each year since 2004, Congress has adopted short-term exemptions for the USAC from the ADA. Congress has from time to time considered adopting a longer term exemption for the USAC from the ADA, but we cannot predict whether any such exemption will be adopted or the effect it may have on the Company.

The FCC, USAC and other authorities have conducted, and in the future are expected to continue to conduct, more extensive audits of USF support recipients, as well as other heightened oversight activities. The impact of these activities on the Company, if any, is uncertain.

Other Regulatory Obligations. Shenandoah Telephone is subject to requirements relating to CPNI, CALEA implementation, interconnection, access to rights of way, number portability, number pooling, accessibility of telecommunications for those with disabilities, protection for consumer privacy, and other obligations similar to those discussed above for our PCS operations.

Broadband Services. The FCC and other authorities continue to consider policies to encourage nationwide advanced broadband infrastructure development. For example, the FCC has largely eliminated unbundling obligations relating to broadband facilities, and has largely deregulated DSL and other broadband services offered by ILECs. Such changes benefit our ILEC, but could make it more difficult for us (or for NECA) to tariff and pool DSL costs. Broadband networks and services are subject to CALEA rules, requirements relating to consumer privacy, and other regulatory mandates.

Net Neutrality. There has been legislative and regulatory interest in adopting so-called “net neutrality” requirements for broadband Internet access providers. The FCC in 2005 adopted a policy statement expressing its view that consumers are entitled to access lawful Internet content and to run applications and use services of their choice, subject to the needs of law enforcement and reasonable network management techniques. In an August 2008 decision, the FCC characterized these net neutrality principles as binding and enforceable and stated that network operators have the burden of proving that their network management techniques are reasonable. In that order, the FCC imposed sanctions on a broadband Internet access provider (Comcast) for managing its network by blocking or degrading certain Internet transmissions and applications in a way that the FCC found was unreasonably discriminatory. This FCC decision is on appeal and the outcome cannot be predicted. Moreover, it is not possible to determine what other broadband network management techniques or related business arrangements may be deemed reasonable or unreasonable in the future. We cannot predict how any future legislative or regulatory decision relating to net neutrality might affect or ability to manage our broadband network or develop new products or services.

Long-Distance Services. We offer long distance service to our customers through our subsidiary, Shenandoah Long Distance Company. Our long distance rates are not subject to FCC regulation, but we are required to offer long-distance service through a subsidiary other than Shenandoah Telephone, to disclose our long distance rates on a website, to maintain geographically averaged rates, to pay contributions to the USF and other mandatory payments based on our long-distance revenues, and to comply with other filing and regulatory requirements. We are in compliance with these requirements.

CLEC Operations. We are authorized to operate as a CLEC in Virginia, West Virginia and North Carolina. CLECs generally are subject to federal and state regulations that are similar to, but not as stringent as, those that apply to our ILEC operations. Both the FCC and the VSCC require that, in most circumstances, CLEC access charges be no higher than the access charges of the ILECs in areas where they operate.

Regulation of Cable Television and Other Video Service Operations

Through Shenandoah Cable Company, we hold franchises to provide cable service in communities and unincorporated areas of Shenandoah County, Virginia. Through Shentel Converged Services of West Virginia, we have a franchise to provide cable service in a portion of the City of Ranson, West Virginia. Through Shentel Cable Company, we hold franchises to provide cable service to a number of jurisdictions throughout West Virginia and in Alleghany County, Virginia.

The provision of cable service generally is subject to regulation by the FCC and cable operators typically also must comply with the terms of the franchise agreement between the cable operator and the local franchising authority. Some states, including Virginia, have enacted regulations and franchise provisions that also can affect certain aspects of a cable operator’s operations.

Pricing and Packaging. Congress and the FCC from time to time consider imposing new pricing restrictions on cable operators. We cannot predict whether or when such new pricing restrictions may be imposed on us or what effect they would have on our ability to provide cable service. Congress and the FCC also from time to time consider imposing new regulations on the packaging of cable programming, including a la carte requirements. We cannot predict whether or when such packaging regulations may be imposed on us or what effect such regulations would have on our ability to provide cable service.

Must-Carry/Retransmission Consent. Cable operators are required by law to carry on their cable systems most commercial and non-commercial television stations broadcasting in a cable system’s local market. Alternatively, local television stations may require that a cable operator obtain “retransmission consent” for carriage of the station’s signal, which can enable a popular local television station to obtain concessions from the cable operator for the right to carry the station’s signal. When stations choose retransmission consent over must-carry, both the station and the cable operator have a duty to negotiate in good faith for such consent. Many local television stations today are carried by cable operators under the must-carry obligation, but broadcast network affiliates typically are carried pursuant to retransmission consent agreements. When local television stations are able to obtain concessions from cable operators for the right to carry station signals (which concessions may include the payment of cash), the cost of providing cable service for all cable operators, including us, can increase.

Programming Costs. Satellite-delivered cable programming, such as ESPN, HBO and the Discovery Channel, is not subject to must-carry/retransmission consent regulations. Rather, cable operators negotiate directly with satellite-delivered cable programmers for the right to carry their programming. The cost of acquiring the right to carry satellite-delivered cable programming can increase as the popularity of such programming increases. We cannot predict the extent to which such programming costs may increase in the future or the effect such cost increases may have on our ability to provide cable service.

Franchise Matters. Cable operators generally must apply for and obtain non-exclusive franchises from local or state franchising authorities before providing cable service. The terms and conditions of franchises vary among jurisdictions, but franchises generally last for a fixed term subject to renewal, require the cable operator to pay a franchise fee of as much as 5% of the cable operator’s gross revenue from the cable system, and contain certain service quality and customer service obligations. A small number of states today have processes in place for obtaining state-wide franchises, and legislation has been introduced from time to time in Congress and in various states, including those in which we provide some form of video service, that would require the implementation of state-wide franchising processes. Although we cannot predict whether state-wide franchising will become ubiquitous, it would, if implemented, likely lower barriers to entry and increase competition in the marketplace for video services. In 2006, the FCC adopted new rules to govern the terms and conditions under which franchising authorities can award franchises to entities that compete against incumbent cable service operators. These rules generally limit the ability of franchising authorities to impose certain requirements on and extract certain concessions from new entrants. Also in 2006, Virginia adopted new franchising statutes. These statutes largely leave franchising responsibility in the hands of local municipalities and counties, but they govern the local government entities’ award of such franchises and their conduct of franchise negotiations. We cannot predict the extent to which these rules and other developments will accelerate the pace of new entry into the video market or the effect, if any, they may have on our cable operations.

Leased Access/PEG. The Communications Act permits franchising authorities to require cable operators to set aside the use of channels for public, education and governmental access (“PEG”) programming. The Communications Act also requires certain cable systems to make available a portion of their capacity for commercial leased access by third parties that would compete with programming offered on other channels of the cable system. Increases in the amount of required leased access or PEG programming could reduce the number of channels available to us to provide other types of programming to subscribers.

Other Issues. Our ability to provide cable service may be affected by a wide range of additional regulatory and related issues, including those pertaining to set-top boxes, equipment connectivity, content regulation, pole attachments, privacy, copyright, technical standards, and municipal entry into video. For example, currently pending or recently concluded proceedings before the FCC have examined the rates that cable operators must pay to use utility poles and conduits, and other terms and conditions of pole attachment agreements. The FCC also is conducting proceedings on cable operators’ obligations to provide channel navigation devices to consumers who use their own television sets and other consumer electronics devices, rather than set-top boxes supplied by the cable operators, and cable operator obligations to make their set-top boxes and systems compatible with new “two-way” services from some programmers or consumer electronics manufacturers. We cannot predict the nature and pace of these and other developments or the effect they may have on our operations.

Regulation of Converged Service Business

Private Cable Service. One of our operating subsidiaries, Shentel Converged Services, Inc. provides a combination of voice, video and data services to residents of MDU complexes such as apartment buildings and fiber-to-the-home communities located outside of our incumbent telephone service area. This operating subsidiary has limited regulatory obligations in connection with the video portion of its service offering because it does not use any public rights-of-way to deliver its service. If, however, the regulatory environment affecting this operating subsidiary or its video service changes, it may be subject to additional regulatory obligations which could increase its cost of operating, and in turn its ability to compete.

FCC Rulemaking on Exclusive Access Agreements. On October 31, 2007, the FCC adopted a rule prohibiting franchised cable operators and certain other providers from entering into exclusive access agreements for video services and voided all existing exclusive access agreements entered into by such entities. As adopted, the prohibition does not apply to private cable operators like the Company’s Converged Services business, which does utilize such agreements; however, the FCC’s final rule contained language suggesting that the prohibition would apply to private cable operators, such as our Converged Services business, that hold common carrier licenses or that are affiliates of common carriers such as our ILEC subsidiary. On February 6, 2008, the Company filed a petition with the FCC requesting that the FCC clarify that all private cable operators are excluded from the prohibition unless the FCC holds otherwise in a further rulemaking it has initiated to determine whether the prohibition should extend to private cable operators and providers of direct broadcast satellite services. Separately, on January 22, 2008, two parties filed suit with the Court of Appeals for the District of Columbia seeking to overturn the FCC decision. As part of its further rulemaking to decide whether the prohibition on exclusive service clauses should extend to private cable operators and providers of direct broadcast satellite services, the FCC has sought comment on whether it should impose restrictions on bulk billing or exclusive marketing arrangements, which Shentel Converged Services also utilizes. We cannot predict how the FCC or Court of Appeals will decide these issues. The adoption or final approval on appeal of regulations prohibiting or otherwise regulating our entry into exclusive access and/or bulk billing arrangements could negatively impact our ability to earn a return on the capital we have invested in certain properties, and potentially result in an impairment of our existing goodwill, other intangible assets, and property, plant and equipment.

Employees

At December 31, 2008, we had approximately 451 employees, of whom approximately 436 were full-time employees. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

Executive Officers

The following table presents information about our executive officers who, other than Christopher E. French, are not members of our board of directors.

Name	Title	Age	Date in Position

Christopher E. French	President and Chief Executive Officer	51	April 1988

Earle A. MacKenzie	Executive Vice President and Chief Operating Officer	56	June 2003

Adele M. Skolits	Vice President – Finance, Chief Financial Officer and Treasurer	50	September 2007

David E. Ferguson	Vice President of Customer Services	63	November 1982

William L. Pirtle	Vice President of Sales	49	April 2004

Ann E. Flowers	General Counsel, Vice President-Legal and Secretary	52	November 2008

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

Ms. Skolits has served as Vice President-Finance since September 2007 and as Chief Financial Officer and Treasurer since November 2007. Before joining the Company, Ms. Skolits was Chief Financial Officer of Cleveland Unlimited (dba Revol Wireless), a regional provider of wireless phone service, since July 2004, and Chief Financial Officer of City Signal Communications, a fiber-optic network company, from May 2001 to July 2004. She served as Controller of Comcast Metrophone and Director of Financial Operations of Comcast Cellular from 1995 to 1997.

Prior to becoming Vice President of Sales in April 2004, Mr. Pirtle had served as the Company’s Vice President of Personal Communications Services since November 1996.

Prior to joining the Company in November 2008, Ms. Flowers was Of Counsel in the Washington, DC office of Davis Wright Tremaine LLP since 2007, and from 1994 to 2006 was Of Counsel in the Washington, DC office of Cole, Raywid & Braverman, LLP. Ms. Flowers has extensive legal experience representing telecommunications, media and technology companies.

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

As new technologies (including VOIP) are developed and deployed by competitors in our service area, some of our subscribers may select other providers’ offerings based on price, capabilities and personal preferences. Most of our competitors possess greater resources, have more extensive coverage areas, and offer more services than we do. If significant numbers of our subscribers elect to move to other competing providers, or if market saturation limits the rate of new subscriber additions, we may not be able to sustain profitable operations.

There has been a trend for incumbent local exchange carriers to see a decrease in access lines due to the effect of wireless and wireline competition and the elimination of second lines dedicated to dial-up Internet as customers migrate to broadband connections. We have experienced only modest reductions in the number of access lines to date, but the dominating nationwide trend has been a decline in the number of access lines, and based on industry experience we anticipate that the long-term trend toward declining telephone subscriber counts will continue for the foreseeable future. There is a significant risk that this downward trend could have a material adverse effect on the Company’s telephone operations in the future.

The Company’s revenue from fiber leases may be adversely impacted by price competition for these facilities. The Company monitors each of its fiber lease customers to minimize the risk related to this business.

Alternative technologies, changes in the regulatory environment and current uncertainties in the marketplace may reduce future demand for existing telecommunication services.

The telecommunications industry is experiencing significant technological change, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances, industry changes, and the availability of additional blocks of spectrum could cause the technology we use to become obsolete. We and our vendors may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost.

The recession in the United States or continued adverse economic conditions in our market area involving significantly reduced consumer spending could have a negative impact on our results of operations.

Our customers are individual consumers and businesses that provide goods and services to others, and are located in a relatively concentrated geographic area. The national economic downturn, restricted credit markets, and increased unemployment rates could depress consumer spending and harm our operating performance. In addition, any adverse economic conditions that affect our geographic markets in particular could have further negative impacts on our results.

Regulation by government and taxing agencies may increase our costs of providing service or require changes in services, either of which could impair our financial performance.

Our operations are subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, and the Occupational Safety and Health Administration, as well as by state and local regulatory agencies. Action by these regulatory bodies could negatively affect our operations and our costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could increase income, sales, property or other tax costs.

Our access revenue may be adversely impacted by legislative or regulatory actions, or technology developments, that decrease access rates or exempt certain traffic from paying for access to our regulated telephone network.

The FCC is currently reviewing the rules affecting access charges, intercarrier compensation, the universal service fund and related matters. An unfavorable change may have an adverse effect on the Company’s operations.

Risks Related to the Wireless Industry

Customer concerns over radio frequency emissions may discourage use of wireless handsets or expose us to potential litigation.

Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Any decrease in demand for wireless services, increases in the costs of litigation, or damage awards resulting from customer concern regarding such emissions could impair our ability to sustain profitable operations.

Regulation by government or potential litigation relating to the use of wireless phones while driving could adversely affect results of our wireless operations.

Some studies have indicated that some aspects of using wireless phones while driving may impair drivers’ attention in certain circumstances, making accidents more likely. These concerns could lead to litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or regulations on wireless phone use. A number of state and local governments are considering or have enacted legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone. Legislation of this nature, if enacted, may require wireless service providers to supply to their subscribers hands-free enhanced services, such as voice activated dialing and hands-free speaker phones and headsets, so that they can keep generating revenue from their subscribers, who make many of their calls while on the road. If we are unable to provide hands-free services and products to subscribers in a timely and adequate fashion, the volume of wireless phone usage would likely decrease, and the ability of our wireless operations to generate revenues would suffer.

Risks Related to our PCS Business

The performance of Shenandoah Personal Communications Company, our largest operating subsidiary in terms of revenues and assets, may be adversely affected by any interruption in, or other adverse change to, Sprint Nextel’s business.

We rely on Sprint Nextel’s ongoing operations to continue to offer our PCS subscribers the seamless national services that we currently provide. Any interruption in, or other adverse change to, Sprint Nextel’s business could adversely affect our results of operations, liquidity and financial condition. Our business could also be adversely affected if competing national or regional wireless carriers are able to introduce new products and services or otherwise satisfy customers’ service demands more rapidly or more effectively than Sprint Nextel.

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

Our business plan and estimated future operating results are based on estimates of key operating performance measures, including subscriber growth, subscriber turnover (commonly known as churn), average monthly revenue per subscriber, losses on sales of handsets and other subscriber acquisition costs and other operating costs. The dynamic nature of the wireless market, economic conditions, increased competition in the wireless telecommunications industry, the entry of new competitors due to recent and upcoming FCC spectrum auctions, new service offerings by Sprint Nextel or competitors of increasingly larger bundles of minutes of use at lower prices, and other issues facing the wireless telecommunications industry in general have created a level of uncertainty that may adversely affect our ability to predict these key measures.

We may experience a high rate of subscriber turnover, which could adversely affect our future financial performance.

The wireless personal communications services industry in general, including the operations of Sprint Nextel and its PCS Affiliates, has experienced a rate of churn higher than industry average rates. We experienced a relatively consistent churn rate in 2006 and 2008, and a slightly higher churn rate in 2007. Our 2009 business plan assumes that our churn rate will remain fairly stable under existing operating conditions. Because of significant competition in the industry in general, changes to Sprint Nextel’s competitive position in particular and the overall economic downturn, among other factors, this stability may not occur and the future rate of subscriber turnover may be higher than rates in recent periods. Factors that may contribute to higher churn include the following:

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

A high rate of subscriber turnover could increase the sales and marketing costs we incur in obtaining new subscribers, especially because, consistent with industry practice, we subsidize some of the costs related to the purchases of handsets by subscribers.

We may incur significantly higher wireless handset subsidy costs than we anticipate for existing subscribers who upgrade to a new handset.

As our subscriber base matures, and technological innovations occur, we anticipate that existing subscribers will continue to upgrade to new wireless handsets. To discourage customer defections to competitors, we subsidize a portion of the price of wireless handsets and in some cases incur sales commissions for handset upgrades. If more subscribers upgrade to new wireless handsets than we project, or if the cost of such handsets increases or the amount of handset subsidies offered in the competitive marketplace increases more than we project, our results of operations would be adversely affected. If we do not continue to subsidize the cost of the handsets for handset upgrades, subscribers could choose to deactivate the service and move to other carriers.

If we are unable to secure and retain tower sites, the level of service we provide could be adversely affected.

Many of our cell sites are co-located on leased tower facilities shared with one or more wireless providers. A large portion of these leased tower sites are owned by a limited number of companies. If economic conditions affect the leasing company, our lease may be affected and the ability to remain on the tower at reasonable rates could be jeopardized, which could leave portions of our service area without service and increase customer turnover.

Most of the towers that we own are located on leased real property. If such leases were not renewed, we could be forced to relocate our cell site, which would create significant additional expenses, or leave portions of our service area without service, increasing the likelihood of customer turnover.

Risks Related to Our Relationship with Sprint Nextel

Adverse changes to Sprint Nextel’s financial and competitive performance could have a negative impact on our subscriber counts and revenues, and could harm our business.

Sprint Nextel’s recent SEC filings indicate that the declines in its subscriber base and revenues from each of its main wireless customer categories have resulted in a decline in Sprint Nextel’s service revenue. To the extent that Sprint Nextel’s subscriber losses, revenue declines and other business difficulties continue, our subscriber counts and our ability to generate revenues at current rates could be adversely affected.

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

•	Sprint Nextel could develop products and services, or establish credit policies, that could adversely affect our results of operations;

•	if Sprint Nextel’s costs to perform certain services exceed the costs we expect, subject to limitations under our agreements, Sprint Nextel could seek to increase amounts charged;

•	Sprint Nextel could make decisions that could adversely affect the Sprint Nextel brand names, products or services.

Our dependence on Sprint Nextel for services may limit our ability to forecast operating results.

Our dependence on Sprint Nextel injects a degree of uncertainty into our business and financial planning. We may, at times, disagree with Sprint Nextel concerning the applicability, calculation approach, or accuracy of Sprint Nextel-supplied revenue data. It is our policy to reflect the information supplied by Sprint Nextel in our financial statements for the applicable periods and to make corrections, if any, no earlier than the period in which Sprint Nextel and we agree to the corrections.

Inaccuracies in data provided by Sprint Nextel could overstate or understate our expenses or revenues and result in out-of-period adjustments that may adversely affect our financial results.

Because Sprint Nextel provides billing and collection services for us, Sprint Nextel remits a significant portion of our total revenues. We rely on Sprint Nextel to provide accurate, timely and sufficient data and information to enable us to record properly revenues and accounts receivable which underlie a substantial portion of our financial statements and other financial disclosures. We and Sprint Nextel have previously discovered billing and other errors or inaccuracies, which, while not material to Sprint Nextel, could be material to us. If we are required in the future to make additional adjustments or incur charges as a result of errors or inaccuracies in data provided by Sprint Nextel, such adjustments or charges could materially affect our financial results for the period with respect to which the adjustments are made or charges are incurred. Such adjustments or charges could require restatement of our financial statements.

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

Under limited circumstances involving non-renewal of our agreement or a breach by the Company, Sprint Nextel may purchase the operating assets of our PCS operations at a discount of 20% in the event of non-renewal, or 28% in the event of a breach, by the Company. These discounts would be applied to the “entire business value” as that term is defined in our agreement with Sprint Nextel. In addition, Sprint Nextel must approve any assignment of the Sprint Nextel agreements by us. Sprint Nextel also has a right of first refusal to purchase our PCS operating assets if we decide to sell those assets to a third party. These restrictions and other restrictions contained in the Sprint Nextel agreements could adversely affect the value of our common stock, may limit our ability to sell the foregoing assets on advantageous terms, may reduce the value a buyer would be willing to pay, and may reduce the “entire business value,” as described in the Sprint Nextel agreements.

We may have difficulty in obtaining an adequate supply of handsets from Sprint Nextel.

We depend on our relationship with Sprint Nextel to obtain handsets. Sprint Nextel orders handsets from various manufacturers. We could have difficulty obtaining specific types of handsets in a timely manner if:

•

Sprint Nextel does not adequately project the need for handsets, or enter into arrangements for new types of handsets or other customer equipment, for itself, its PCS Affiliates and its other third-party distribution channels, particularly in connection with the transition to new technologies;

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

Sprint Nextel recently completed a transaction in which it transferred mobile broadband licenses and business operations to Clearwire Corp. and obtained an approximately 51% equity ownership interest in Clearwire, with major cable operators, Google, Intel, Cisco and other investors contributing investment capital and obtaining equity in Clearwire. This transaction was entered with an expectation that Clearwire will expand its broadband networks across the United States and that Sprint Nextel will offer high-speed broadband services in conjunction with Clearwire. Sprint Nextel’s arrangements with Clearwire and the risks associated with the Clearwire venture might adversely affect our business.

If other PCS Affiliates of Sprint Nextel have financial difficulties or cease operating, or if Sprint Nextel’s PCS licenses are not renewed or are revoked, our PCS business would be harmed.

Sprint Nextel’s national digital wireless network involves a combination of networks. The networks serving large metropolitan areas are owned and operated by Sprint Nextel, while those serving connecting areas may be owned and operated by Sprint PCS Affiliates or other network providers, all of which are independent companies. Although the total number of Sprint PCS Affiliates has declined due to acquisitions by Sprint Nextel, Sprint Nextel’s CDMA wireless network could be disrupted if any of the remaining Sprint PCS Affiliates experiences financial difficulties. Although Sprint Nextel may have the right to operate the network in the affected territory, there can be no assurance that the transition from the applicable Sprint PCS Affiliate would occur in a timely and effective manner.

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

Incumbent cable companies, which have historically provided video service, face competition from direct broadcast satellite providers, and more recently from large providers of wireline telecommunications services (such as Verizon and AT&T), which have begun to upgrade their networks to provide video services in addition to voice and broadband services. Wireless providers also are entering the market for video services by making such services available on handsets. Moreover, consumers are increasingly accessing video content from alternative sources, such as internet-based websites and applications. The influx of competitors in this area, together with the development of new technologies to support them, are resulting in significant changes in the business models and regulatory provisions that have applied to the provision of video and other services. These developments may lead to a broad decline in the price and profitability of video and other services.

Our inability to retain preferred or exclusive access to buildings and developments would negatively affect our ability to serve some of our customers.

Our ability to provide video and other services in some areas because we have entered into preferred or exclusive agreements with property owners to serve those areas may be impaired or prevented by the outcome of the proceeding underway at the FCC or by the appellate court’s resolution of appeals in this proceeding. Additionally, as competition continues to develop in the market for these services, our ability to retain and expand these access agreements may be threatened. If we cannot maintain such access, or if regulations are enacted that proscribe such activity, particularly in areas that we currently serve, our market share in those affected areas may decline and our ability to profit from operating efficiencies may diminish.

Changes to key regulatory requirements can affect our ability to compete.

Congress, the FCC and various states are considering changes to some key regulatory issues that affect the cost and manner in which we provide cable and other services. These regulatory issues include the manner in which franchises to provide cable service are issued, the jurisdiction of franchising authorities over cable service, and the control and ownership over inside wiring in a subscriber’s location. Changes to the laws and regulations governing these and other matters could prevent us from competing effectively and may improve the ability of our competitors to compete.

The Company operates cable television systems in largely rural areas of Virginia and West Virginia. The Company has seen increased competition from satellite providers that are larger and have cost advantages over the Company in the procurement of programming. The continued success of the satellite television providers may have an adverse impact on the Company’s cable television results.

In 2006, Virginia adopted legislation to make it easier for companies to obtain local franchises to provide cable television service. Also in 2006, the FCC adopted new rules which substantially reduce the cost of obtaining a local franchise; however, some of these new rules are subject to challenge and the outcome of any such challenge is unclear. Although these new rules, if upheld, may make it easier for the Company to expand its Converged Services’ video service and cable television business, they also may result in increased competition for such businesses.

Within our Converged Services business, many of our contracts contain exclusive provisions which have been negotiated with the owner of the MDU or with a property owner’s association. In some jurisdictions, franchised cable operators and incumbent local exchange carriers have been able to use state or local access laws to gain access to property over the owner’s objection and in derogation of any competing provider’s exclusive contractual right to serve the property. These “mandatory access” statutes typically empower only franchised cable operators and/or carriers of last resort to force access to an MDU or community and provide residential service regardless of the owner’s objections. Although mandatory access provisions are not presently in effect in jurisdictions in which we operate, if such provisions were enacted, a franchised cable operator or a carrier of last resort may be able to access an MDU or fiber-to-the-home community and provide service in competition with us, regardless of whether we have an exclusive service agreement with the owner.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company owns its corporate headquarters, which occupies a 60,000-square foot building in Edinburg, Virginia. The Company also owns a 26,500-square foot building in Edinburg that houses the Company’s main switching center and technical staff and a 10,700-square foot building in Edinburg used for customer services and retail sales.

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

The Company leases land, buildings and tower space in support of its PCS operations. As of December 31, 2008, the Company had 411 sites, including sites on property owned by the Company, and 18 leased retail locations

The Company owns or leases other warehouse, office and retail space in various locations to support its operations. The leases for the foregoing land, buildings and tower space expire on various dates between 2009 and 2050. For information about these leases, see Note 13 to the consolidated financial statements appearing elsewhere in this report.

The Company plans to lease additional land, equipment space, and retail space in support of the ongoing PCS expansion.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended December 31, 2008.

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

The Company’s stock is traded on the Nasdaq Global Select Market under the symbol “SHEN.” The following table shows the closing high and low sales prices per share of common stock as reported by the Nasdaq Global Select Market for each quarter during the last two years, adjusted for the three for one stock split issued by the Company in August 2007:

2008	High	Low

Fourth Quarter	$28.05	$14.50
Third Quarter	24.20	12.72
Second Quarter	17.76	13.02
First Quarter	23.98	13.51

2007	High	Low

Fourth Quarter	$25.53	$22.15
Third Quarter	22.56	15.51
Second Quarter	17.21	14.73
First Quarter	15.82	14.41

As of February 24, 2009, there were approximately 4,244 holders of record of the Company’s common stock.

Shenandoah Telecommunications Company historically has paid annual cash dividends on or about December 1 of each year. The regular cash dividend was $0.30 per share in 2008 and $0.27 per share in 2007. Dividends are paid to Shenandoah Telecommunications Company shareholders from accumulated dividends paid to it by its operating subsidiaries.

The following graph and table show the cumulative total shareholder return on the Company’s common stock compared to the Nasdaq U.S. Index and the Nasdaq Telecommunications Index for the period between December 31, 2003 and December 31, 2008. The Nasdaq Telecommunications Index includes 164 companies that represent a wide mix of telecommunications service and equipment providers, and also includes other Sprint PCS affiliates and smaller carriers that offer similar products and serve similar markets. The graph assumes $100 was invested on December 31, 2003 in (1) the Company’s common stock, (2) the Nasdaq U.S. Index and (3) the Nasdaq Telecommunications Index, and that all dividends were reinvested and market capitalization weighting as of December 31, 2004, 2005, 2006, 2007 and 2008.

	2003	2004	2005	2006	2007	2008

Shenandoah Telecommunications Company	100	118	159	191	295	350

Nasdaq U.S. Index	100	109	111	122	132	64

Nasdaq Telecommunications Index	100	107	101	133	119	68

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders. When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased. In addition, in conjunction with the award of shares described above, the Company repurchased shares from certain recipients to cover the minimum statutory tax withholding requirements associated with the distribution of the shares. The following table provides information about the Company’s repurchases of shares during the three months ended December 31, 2008:

	Number of Shares Purchased	Average Price Paid per Share

October 1 to October 31	2	$20.38
November 1 to November 30	2	$22.14
December 1 to December 31	4	$21.43

Total	8	$22.51

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data as of December 31, 2008, 2007, 2006, 2005 and 2004 and for each of the years in the five-year period ended December 31, 2008.

The selected financial data as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008 are derived from the Company’s audited consolidated financial statements appearing elsewhere in this report. The selected financial data as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2005 and 2004 are derived from the Company’s financial statements.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

(in thousands, except share and per share data.)

	2008	2007	2006	2005	2004

Operating revenues	$144,424	$130,365	$158,894	$136,766	$120,258
Operating expenses	98,778	93,678	133,165	117,209	102,081
Operating income	45,646	36,687	25,729	19,557	18,177
Interest expense	1,009	1,873	2,362	3,076	3,129
Income taxes	17,669	15,112	14,190	6,693	5,982

Net income from continuing operations (a)	$26,329	$22,164	$20,728	$10,901	$10,142
Discontinued operations, net of tax (b)	(1,924)	(3,361)	(2,729)	(166)	(104)
Cumulative effect of a change in accounting, net of tax	—	—	(77)	—	—
Net income	$24,405	$18,803	$17,922	$10,735	$10,038
Total assets	265,981	221,524	207,720	204,921	211,421
Total debt – including current maturities	41,359	21,907	26,016	35,918	52,291

Shareholder Information:
Shares outstanding	23,605,467	23,508,525	23,284,284	23,061,135	22,889,430
Income per share from continuing operations-diluted	$1.12	$0.94	$0.89	$0.47	$0.44
Loss per share from discontinued operations-diluted	(0.08)	(0.14)	(0.12)	(0.01)	—
Loss per share from cumulative effect of a change in accounting (c)	—	—	—	—	—

Net income per share-diluted	1.04	0.80	0.77	0.46	0.44
Cash dividends per share	$0.30	$0.27	$0.25	$0.15	$0.14

All share and per share figures reflect the three for one stock split effected August 2, 2007.

(a)	The 2006 balance shown includes a gain of $6.4 million, net of tax, relating to the disposition of the RTB stock.

(b)

Discontinued operations include the operating results of Converged Services. The Company announced its intention to dispose of Converged Services in September, 2008, and reclassified its operating results as discontinued for all periods presented.

(c)	The cumulative effect adjustment shown above for 2006 represents approximately ($0.003) per share.

(d)	The decrease in operating revenues and expenses between 2006 and 2007 is due to changes in the settlement of travel and roaming revenues and expenses resulting from the 2007 Amendments to the Company’s management and affiliation agreements with Sprint Nextel.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries. These subsidiaries provide local exchange telephone services and wireless personal communications services (as a Sprint PCS affiliate), as well as cable television, video, Internet and data services, long distance, sale of telecommunications equipment, fiber optics facilities, and leased tower facilities. The Company has the following five reporting segments, which it operates and manages as strategic business units organized geographically and by line of business:

•	wireless personal communications services, or PCS, as a Sprint PCS affiliate, through Shenandoah Personal Communications Company;

•	telephone, which involves the provision of regulated and non-regulated telephone services, through Shenandoah Telephone Company;

•	mobile, which involves the provision of tower leases and paging services, through Shenandoah Mobile Company;

•	cable television, which involves the provision of analog, digital and high-definition television services, through Shenandoah Cable Television and Shentel Cable Company;

•

other, which involves the provision of Internet, network facility leasing, long-distance, CLEC, and wireless broadband services, through ShenTel Service Company, Shenandoah Network Company, Shenandoah Long Distance Company, ShenTel Communications Company and Converged Services of West Virginia, and the provision of investment and management services to its subsidiaries, through Shenandoah Telecommunications Company.

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

The Company is the exclusive provider of wireless mobility communications network products and services on the 1900 MHz band under the Sprint brand from Harrisonburg, Virginia to Harrisburg, York and Altoona, Pennsylvania. The Company’s primary service area for the telephone, cable television and long-distance business is Shenandoah County, Virginia. The county is a rural area in northwestern Virginia, with an estimated population of approximately 41,000 inhabitants, which has increased by approximately 6,000 since 2000. While a number of new housing developments are being planned for Shenandoah County, the Company believes that the potential for significant numbers of additional wireline customers in the Shenandoah County operating area is limited. With the acquisition in December 2008 of cable system assets and customers from Rapid Communications, LLC, through the Company’s Shentel Cable Company subsidiary, the Company has expanded its cable television services to portions of West Virginia and Alleghany County, Virginia.

As a result of the November 30, 2004 acquisition of the 83.9% of NTC Communications, L.L.C. (“NTC”) that the Company did not already own, the Company, through its subsidiary Shentel Converged Services, provides local and long distance voice, video, and Internet services on an exclusive and non-exclusive basis to MDU communities, consisting primarily of off-campus college student housing throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee, Mississippi and Delaware. As of December 31, 2008, Converged Services has been classified as a discontinued operation and its assets and liabilities reclassified as held for sale in the consolidated financial statements.

The Company sells and leases equipment, mainly related to the services it provides. The Company participates in emerging services and technologies by investment in technology venture funds and direct investment in non-affiliated companies.

Additional Information About the Company’s Business

The following table shows selected operating statistics of the Company for the three months ending on, or as of, the dates shown:

	Dec. 31,	Dec. 31,	Dec. 31,
	2008	2007	2006

Retail PCS Subscribers	211,462	187,303	153,503
PCS Market POPS (000) (1)	2,310	2,297	2,268
PCS Covered POPS (000) (1)	1,931	1,814	1,752
PCS Average Monthly Retail Churn % (2)	1.9%	2.3%	1.9%
CDMA Base Stations (sites)	411	346	332
EVDO-enabled sites	211	52	—
EVDO Covered POPS (000)	1,663	624	—
Telephone Access Lines	24,209	24,536	24,830
Total Switched Access Minutes (000)	90,460	92,331	80,587
Originating Switched Access Minutes (000)	25,425	26,128	23,995
Long Distance Subscribers	10,842	10,689	10,499
Long Distance Calls (000) (3)	7,981	7,944	7,235
Total Fiber Miles	46,733	35,872	33,764
Fiber Route Miles	756	647	625
Towers (100 foot and over)	103	101	100
Towers (under 100 foot)	15	14	13
Cable Television Subscribers(4)	25,369	8,303	8,440
DSL Subscribers	10,038	8,136	6,599
Dial-up Internet Subscribers	5,151	7,547	9,869
Employees (full time equivalents)	445	411	376

1)

POPS refers to the estimated population of a given geographic area and is based on information purchased by Sprint Nextel from Geographic Information Services. Market POPS are those within a market area which the Company is authorized to serve under its Sprint Nextel agreements, and Covered POPS are those covered by the network’s service area.

2)	PCS Average Monthly Churn is the average of the three monthly subscriber turnover, or churn calculations for the period.

3)	Originated by customers of the Company’s Telephone subsidiary.

4)	The increase at December 31, 2008 is primarily a result of the acquisition of cable customers from Rapid Communications, LLC, effective December 1, 2008.

Significant Transactions

The 2008, 2007 and 2006 financial results of the Company reflected several transactions considered non-recurring in nature or significant in size. These transactions should be noted in understanding the financial results of the Company for 2008, 2007 and 2006. The following table summarizes the impact of these transactions, which are described in more detail in the subsequent paragraphs:

		Income Statement Impact

Significant Transactions	Effective Date	2008	2007	2006

		(in thousands)

Cost of share award	December 2007	$—	$(2,074)	$—
Net gain from curtailment of pension benefits	November 2006	—	—	1,022
Cost of early retirement incentives	December 2006	—	(2,675)	(389)
Gain on RTB dissolution	March 2006	—	—	10,540

In September 2008, the Company announced its intention to sell its Converged Services segment. The operating results of this segment were reclassified to discontinued operations, and the assets and liabilities were reclassified as assets and liabilities held for sale. Certain costs previously charged or allocated to the Converged Services segment are not appropriately chargeable to discontinued operations, and these costs have been reclassified to the “Other” segment within continuing operations for all periods presented.

In December 2008, the Company closed on the acquisition of certain cable assets serving approximately 17,000 customers in Virginia and West Virginia. The 2008 consolidated income statement includes one month of operations for the Company’s new Shentel Cable subsidiary, which is included as part of the Company’s Cable Segment.

In March 2007 retroactive to January 1, 2007, the Company amended the Management Agreement with Sprint Nextel. As more fully described below, this amendment simplified the settlement process between the Company and Sprint Nextel primarily by combining the net effect of travel revenue and expense and certain costs charged by Sprint Nextel into a new net service fee of 8.8% of net billed revenue. The net effect of this change was a reduction in both revenues and expenses in our PCS segment. The amended agreement also provided for the Company to acquire the retail store locations described below, and to begin servicing the Sprint Nextel iDEN customer base. This “net” accounting results in revenues, expenses and profit margins of the PCS segment and the Company that may not be directly comparable to other wireless carriers.

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

The Company also announced a voluntary early retirement incentive plan for 58 eligible participants, as well as the intention to use the early retirement incentive, attrition, and if necessary, an involuntary reduction in force to eliminate up to 50 positions. Severance benefits on a sliding scale based on pay category and years of service were payable under the reduction in force. As of December 31, 2006, seven employees had elected to accept the early retirement incentive. Included in the Company’s consolidated statement of income for 2006 were $0.4 million in estimated costs of the early retirement incentives for these employees. During January 2007, 25 additional employees elected to accept the early retirement offer, and during February 2007, ten employees, including three hired on a temporary basis, separated from service under the reduction in force. The Company recorded approximately $2.0 million in costs associated with the additional early retirements during the first quarter of 2007, and during the fourth quarter of 2007, recognized $0.7 million in pension expense related to the settlement of pension liabilities for employees who took lump sum pension payments following their early retirement. At this time, the Company expects to complete the settlement of the defined benefit pension plan in 2009, and will record approximately $3.4 million in pension expense as settlements occur.

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

The allowance for doubtful accounts balance as of December 31, 2008, 2007 and 2006 was $0.1 million, $0.2 million and $0.6 million, respectively. If the allowance for doubtful accounts is not adequate, it could have a material adverse effect on our liquidity, financial position and results of operations. The decrease in the reserve (above) and in net bad debt write-offs (below) during 2007 reflects changes in the handling of bad debt and related transactions under the amended Sprint Nextel management agreement.

The following table shows bad debt write-offs, net of recoveries, for the three-year period ended December 31, 2008:

(in thousands)	Year Ended December 31,
	2008	2007	2006

PCS subscribers	$—	$—	$3,208
Interexchange carriers	—	—	106
Other subscribers and entities	557	(16)	229

Net bad debt write-offs	$557	$(16)	$3,543

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable and collectability is reasonably assured. Revenues are recognized by the Company based on the various types of transactions generating the revenue. For services, revenue is recognized as the services are performed. For equipment sales, revenue is recognized when the sales transaction is complete.

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

Long-lived Assets

The Company views the determination of the carrying value of long-lived assets as a critical accounting estimate since the Company must determine an estimated economic useful life in order to properly amortize or depreciate long-lived assets and because the Company must consider if the value of any long-lived assets have been impaired, requiring adjustment to the carrying value.

Economic useful life is the duration of time the asset is expected to be productively employed by us, which may be less than its physical life. The Company’s assumptions on obsolescence, technological advances, and other factors affect the determination of estimated economic useful life. The estimated economic useful life of an asset is monitored to determine if it continues to be appropriate in light of changes in business circumstances. For example, technological advances may result in a shorter estimated useful life than originally anticipated. In such a case, the Company would depreciate the remaining net book value of the asset over the new estimated remaining life, increasing depreciation expense on a prospective basis.

Fair Value of Converged Services

The Company’s assessment of the fair value of the Converged Services assets is based on a review of information related to executed sales transactions for similar businesses. Based on this assessment, the Company has concluded that the fair value (less costs required to sell) is greater than the carrying value of these assets. The ultimate selling price will very much depend on the dynamics of the market and the sale process, and the financial circumstances of the telecommunications industry and the buyers at the time of the sale. It is not possible at this time to anticipate how all of these factors might influence the final sales price or whether the eventual sale will result in a future gain or loss.

In addition, the Company may choose not to sell the business if the current sales process does not result in an offer that the Company deems to be appropriate.

Other

The Company does not have any unrecorded off-balance sheet transactions or arrangements: however, the Company has commitments under operating leases and is subject to up to $0.3 million in capital calls under its investments.

Results of Continuing Operations

2008 Compared to 2007

Consolidated Results

The Company’s consolidated results from continuing operations for the years ended December 31, 2008 and 2007 are summarized as follows:

(in thousands)	Year Ended December 31,		Change
	2008	2007	$	%

Operating revenues	$144,424	$130,365	14,059	10.8
Operating expenses	98,778	93,678	5,100	5.4
Operating income	45,646	36,687	8,959	24.4
Other income (expense)	(1,648)	589	(2,237)	n/m
Income tax provision	17,669	15,112	2,557	16.9
Net income from continuing operations	$26,329	$22,164	4,165	18.8

Operating revenues

For the year ended December 31, 2008, operating revenue increased $14.1 million, or 10.8%, primarily due to increased revenue in the Company’s PCS segment as a result of a 12.9% increase in retail PCS subscribers during 2008. See the PCS Segment Results section below for additional details of these changes. In addition, operating revenue in the Cable TV segment increased by $1.1 million, largely due to the acquisition of cable customers from Rapid Communications, LLC. See the Cable TV Segment Results section for additional details on this change.

Operating expenses

For the year ended December 31, 2008, operating expenses increased $5.1 million, or 5.4%, primarily due to increases in the Company’s PCS segment due to network expansion and the provision of EVDO (high speed wireless data access) service, partially offset by costs incurred in 2007 associated with the early retirement offer announced in late 2006, and the cost of the share award distributed in December 2007 to management level employees. The Company recognized expenses associated with these two programs of approximately $4.8 million in 2007.

Other income (expense)

For the year ended December 31, 2008, interest income, dividends and losses on investments totaled $1.1 million of net losses, while for 2007, interest income, dividends and gains on investments totaled $1.6 million of net gains, principally reflecting market losses on investments. Partially offsetting this decline in income was a reduction in interest expense of $0.9 million, principally due to an increase in interest capitalized to capital projects during 2008.

Income tax provision

The Company’s effective tax rate decreased slightly from 40.5% in 2007 to 40.2% in 2008.

Segment Results

PCS

(in thousands)	Year Ended December 31,		Change
	2008	2007	$	%

Segment operating revenues
Wireless service revenue	$92,149	$80,054	$12,095	15.1
Travel and roaming revenue	—	45	(45)	(100.0)
Equipment revenue	5,214	5,015	199	4.0
Other revenue	2,788	2,193	595	27.1

Total segment operating revenues	100,151	87,307	12,844	14.7

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	33,536	28,150	5,386	19.1
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	16,811	15,226	1,585	10.4
Depreciation and amortization	16,330	15,107	1,223	8.1

Total segment operating expenses	66,677	58,483	8,194	14.0

Segment operating income	$33,474	$28,824	$4,650	16.1

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

The Company had 411 PCS base stations in service at December 31, 2008, compared to 346 base stations in service at December 31, 2007. The increase in base stations was primarily the result of supplementing network capacity and expanding coverage in certain market areas.

The Company had 211 EVDO-enabled sites in service at December 31, 2008, compared to 52 EVDO-enabled sites at December 31, 2007. EVDO is Sprint Nextel’s high speed data transmission technology that allows for wireless internet access.

The Company currently anticipates expanding the number of base stations and EVDO-enabled sites by more than 60 and 100, respectively, during 2009.

The Company’s average PCS retail customer turnover, or churn rate, was 1.9% in 2008, compared to 2.0% in 2007. In 2008, deductions from gross revenues (consisting of recurring and non-recurring discounts provided to customers, fees retained by Sprint Nextel, and allocated write-offs) were $35.6 million, compared to $26.7 million for 2007. The increase in these deductions is consistent with the growth in service revenues as well as efforts by Sprint Nextel to retain customers during 2008. Management continues to monitor receivables, collection efforts and new subscriber credit ratings.

As of December 31, 2008, the Company had 211,462 retail PCS subscribers compared to 187,303 subscribers at December 31, 2007. The PCS operation added 24,159 net retail customers in 2008 compared to 33,800 net retail subscribers added in 2007.

Operating Revenues

For 2008, wireless service revenue totaled $92.1 million and consisted of gross billings of $134.2 million less credits and adjustments of $15.0 million, allocated write-offs of $8.1 million, management fee of $9.0 million and net service fee of $9.9 million. For 2007, wireless service revenue totaled $80.1 million and consisted of gross billings of $114.1 million and wholesale revenue of $0.1 million related to 2006, less credits and adjustments of $11.1 million, allocated write-offs of $6.9 million, management fee of $7.7 million and net service fee of $8.5 million.

Gross billings for 2008 increased $20.1 million, or 17.6%, as a result primarily of the increase in the number of subscribers; credits and adjustments increased $3.9 million, or 35.1%, due to efforts during 2008 by Sprint Nextel to retain customers. The increases in allocated write-offs, the management fee and the net service fee are consistent with the increases in wireless service revenue.

Equipment revenue increased $0.2 million in 2008 over 2007 as a result of increased sales of handsets to both new and upgrading customers.

Other revenue increased $0.6 million for 2008 compared to 2007. The increase resulted from an adjustment to USF fees for 2005 through 2007 passed through from Sprint Nextel to the Company in the second quarter of 2008 for $1.0 million, offset by a $0.4 million decline in activation fee revenue from new subscribers.

Cost of goods and services

Cost of PCS goods and services increased $5.4 million, or 19.1% compared to 2007. Costs of handsets increased $2.4 million, due to higher costs of phones with new and expanded features, while line costs and rent expenses increased $3.0 million due to the expansion of the wireless network and the provision of EVDO capabilities throughout the PCS territory. The wireless network expanded by 65 base stations, while EVDO capabilities for high speed data transmission such as internet access, was added to 159 sites during 2008. The Company expects that line costs and rent expenses will continue to grow during 2009 due to the full year effect of additions during 2008, as well as continued expansion of base stations and EVDO-enabled sites during 2009.

Selling, general and administrative

Selling, general and administrative costs increased $1.6 million, or 10.4%, compared to 2007. Significant changes in 2008 included an increase of $0.4 million in third party commissions and $0.7 million in increased costs related to the 13 retail locations acquired from Sprint Nextel in May 2007, while the 2007 results included the PCS segment’s $0.7 million share of the cost of the December 2007 stock award, offset by the reversal during 2007 of the year end 2006 bad debt reserve of $0.5 million as a result of changes in handling bad debt under the amended Sprint agreement.

Depreciation and amortization

Depreciation and amortization expense increased $1.2 million, or 8.1%, over 2007, due to capital investments to expand our network coverage and capacity, as well as for adding EVDO capability.

Telephone

(in thousands)	Year Ended December 31,		Change
	2008	2007	$	%

Segment operating revenues
Service revenue – wireline	$6,647	$6,782	$(135)	(2.0)
Access revenue	12,308	12,476	(168)	(1.3)
Facilities lease revenue	8,010	7,533	477	6.3
Equipment revenue	23	28	(5)	(17.9)
Other revenue	3,684	3,716	(32)	(0.9)

Total segment operating revenues	30,672	30,535	137	0.4

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	6,847	7,753	(906)	(11.7)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,701	6,258	(1,557)	(24.9)
Depreciation and amortization	6,594	5,217	1,377	26.4

Total segment operating expenses	18,142	19,228	(1,086)	(5.7)

Segment operating income	$12,530	$11,307	$1,223	10.8

Shenandoah Telephone Company provides both regulated and unregulated telephone services and leases fiber optic facilities primarily throughout the northern Shenandoah Valley, and into the northern Virginia suburbs of Washington, DC.

Over past periods, the trend amongst regulated local telephone service providers has been a decline in subscribers, principally due to competition from cable companies and other competitive providers, and consumer migration to wireless and DSL services, eliminating second and often the primary access lines. Shentel’s ownership of the overlapping cable franchise (which does not offer internet or voice services) has mitigated this trend compared to the industry. In 2008, access lines declined by 327 or 1.3%, compared to a decline of 294, or 1.2%, for 2007. Based on industry experience, the Company anticipates that the long-term trend toward declining telephone subscriber counts will continue for the foreseeable future.

Operating revenues

Facility lease revenue increased $0.5 million or 6.3% in 2008 due to expanding fiber leases with the Company’s PCS affiliate initiated during 2008, and additional circuits initiated in 2007 and 2008 with the Company’s long distance affiliate.

Cost of goods and services

Cost of goods and services decreased in 2008 by $0.9 million, or 11.7%, due to part of the Telephone segment’s share of early retirement costs recognized in 2007.

Selling, general and administrative

Selling, general and administrative expense decreased in 2008 by $1.6 million, or 24.9%, due to the remaining $1.3 million of the Telephone segment’s share of the early retirement costs (the Telephone segment’s total share of the early retirement costs was $2.2 million), plus Telephone’s $0.5 million share of the cost of the December stock award, both recorded in 2007; partly offset by small increases in other marketing expenses and operating taxes.

Depreciation expense

Depreciation expense increased $1.4 million, or 26.4%, over 2007. The Company accelerated depreciation starting in late 2007 on certain components of its fiber network that the Company replaced to upgrade network capacity, adding $0.9 million to 2008 depreciation expense. The remainder of the increase relates to capital expenditures placed in service during 2008.

Mobile

(in thousands)	Year Ended December 31,		Change
	2008	2007	$	%

Segment operating revenues
Tower lease revenue-affiliate	$2,410	$2,216	$194	8.8
Tower lease revenue-non-affiliate	4,074	3,704	370	10.0
Other revenue	250	243	7	2.9

Total segment operating revenues	6,734	6,163	571	9.3

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	2,199	1,867	332	17.8
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	812	762	50	6.6
Depreciation and amortization	884	923	(39)	(4.2)

Total segment operating expenses	3,895	3,552	343	9.7

Segment operating income	$2,839	$2,611	$228	8.7

The Mobile segment provides tower rental space to affiliated and non-affiliated companies in the Company’s PCS markets and paging services throughout the Northern Shenandoah Valley.

At December 31, 2008, the Mobile segment had 116 towers and 183 non-affiliate tenants compared to 114 towers and 167 non-affiliate tenants at December 31, 2007.

Operating revenues

The increase in tower lease revenue – affiliate resulted from changes in lease rates implemented during the second quarter of 2007, to better reflect market conditions for tower leases. The offsetting expense is within the PCS segment.

Tower lease revenue non-affiliate increased due to additional leases entered into during 2007 and 2008. The Company added 16 leases in each year.

Operating expenses

The increase in cost of goods and services reflects increased rent and power costs for tower sites ($0.2 million) and higher site inspection costs ($0.1 million).

Cable Television

(in thousands)	Year Ended December 31,		Change
	2008	2007	$	%

Segment operating revenues
Service revenue	$5,592	$4,573	$1,019	22.3
Equipment and other revenue	541	485	56	11.5

Total segment operating revenues	6,133	5,058	1,075	21.3

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	4,205	4,161	44	1.1
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,594	1,659	(65)	(3.9)
Depreciation and amortization	1,250	1,050	200	19.0

Total segment operating expenses	7,049	6,870	179	2.6

Segment operating loss	$(916)	$(1,812)	$896	49.4

The Cable Television segment provides analog, digital and high-definition television signals under the Company’s long-standing franchise agreements within Shenandoah County, Virginia, provided through our Shenandoah Cable Company subsidiary; and effective December 1, 2008, under newly-acquired franchise agreements throughout portions of West Virginia and in Allegheny County, Virginia, provided through our Shentel Cable Company subsidiary. The newly-acquired franchise agreements were acquired as part of the acquisition of certain cable assets and customers acquired from Rapid Communications, LLC. As of December 31, 2008, Shenandoah Cable served 8,242 subscribers, down 61 subscribers from 8,303 as of December 31, 2007. At December 31, 2008, Shentel Cable provided service to 17,127 customers, for a total of 25,369 cable subscribers at December 31, 2008.

Operating revenues

Service revenue increased in 2008 from 2007 due primarily to revenue associated with Shentel Cable of $0.8 million for the month of December. Service revenue at Shenandoah Cable increased $0.2 million due to a rate increase implemented in late 2007. The increase in equipment and other revenue resulted from growth in high-definition converter rentals at Shenandoah Cable. The Company expects that 2009 service revenue will increase substantially due to the full year impact of Shentel Cable.

Cost of goods and services

The relatively small increase in cost of goods and services resulted from two offsetting changes. Cost of goods and services for 2008 included $536 thousand in costs for Shentel Cable, primarily programming and network costs. Shenandoah Cable’s cost of goods and services decreased $492 thousand in 2008 compared to 2007. The Company spent $0.4 million less in 2008 for high-definition converter boxes, offset in part by $0.1 million in additional programming costs. Shenandoah Cable’s 2007 costs also included $0.2 million for a portion of its share of the early retirement costs incurred during 2007.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased from 2007 to 2008 due to $0.2 million for the remaining portion of Shenandoah Cable’s share of early retirement costs in 2007 and $0.2 million in lower marketing and selling costs, offset by $0.3 million in marketing and customer service costs for Shentel Cable.

Depreciation and amortization

The increase in depreciation and amortization for 2008 resulted entirely from Shentel Cable.

The Company expects operating expenses will increase substantially in 2009 due to the full year impact of Shentel Cable.

2007 Compared to 2006

Consolidated Results

The Company’s consolidated results from continuing operations for the years ended December 31, 2007 and 2006 are summarized as follows:

(in thousands)	Year Ended December 31,		Change
	2007	2006	$	%

Operating revenues	$130,365	$158,894	(28,529)	(18.0)
Operating expenses	93,678	133,165	(39,487)	(29.7)
Operating income	36,687	25,729	10,958	42.6
Other income (expense)	589	9,189	(8,600)	(93.6)
Income tax provision	15,112	14,190	922	6.5
Net income from continuing operations	$22,164	$20,728	1,436	6.9

Operating revenues

For the year ended December 31, 2007, operating revenue decreased $28.5 million, or 18.0%, due to the changes in the Company’s PCS segment as a result of the amendments to the management agreement with Sprint Nextel. Travel revenue and travel expenses, reported and settled on a gross basis in 2006, were settled net as a component of a Net Service Fee paid subsequent to January 1, 2007. The Net Service Fee, in addition to replacing the net travel settlements, also replaced several other fees and pass through costs historically recognized by PCS. See the PCS Segment Results section below for additional details of these changes.

Operating expenses

For the year ended December 31, 2007, operating expenses decreased $39.5 million, or 29.7%, primarily due to the changes in the Company’s PCS segment. For the year ended December 31, 2007, PCS operating expenses decreased $41.3 million, or 41.4%, while Telephone and Cable TV operating expenses increased $3.1 million and $1.3 million, respectively, principally due to costs associated with the early retirement offer announced in late 2006, and the cost of the share award distributed in December 2007 to management level employees. The Company recognized expenses associated with these two programs of approximately $4.8 million in 2007.

Other income (expense)

For the year ended December 31, 2006, other income (expense) included a $10.5 million pre-tax gain on the sale of RTB stock. For 2007 compared to 2006, gains on investments other than the RTB stock increased $0.7 million, non-operating income increased $0.7 million, and interest expense decreased $0.5 million.

Income tax provision

The Company’s effective tax rate decreased slightly from 40.6% in 2006 to 40.5% in 2007.

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

Depreciation expense

Depreciation expense increased $0.5 million, or 9.7%, over 2006. The Company accelerated depreciation on certain components of its fiber network that will be replaced to upgrade network capacity.

Mobile

(in thousands)	Year Ended December 31,		Change
	2007	2006	$	%

Segment operating revenues
Tower lease revenue-affiliate	$2,216	$1,656	$560	33.8
Tower lease revenue-non-affiliate	3,704	3,412	292	8.6
Other revenue	243	183	60	32.8

Total segment operating revenues	6,163	5,251	912	17.4

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	1,867	1,595	272	17.1
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	762	687	75	10.9
Depreciation and amortization	923	878	45	5.1

Total segment operating expenses	3,552	3,160	392	12.4

Segment operating income	$2,611	$2,091	$520	24.9

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

The Cable Television segment provides analog, digital and high-definition television signals under franchise agreements within Shenandoah County, Virginia. As of December 31, 2007, the Cable Television segment served 8,303 subscribers, down 137 from December 31, 2006. Increases in digital subscribers were offset by losses in basic customers.

Operating revenues

Service revenue decreased slightly in 2007 from 2006 due to the overall decline in subscribers. The increase in equipment and other revenue resulted from an increase in advertising revenue.

Cost of goods and services

Cost of goods and services increased primarily due to costs associated with high-definition television service initiated at the beginning of 2007. The Company spent $0.3 million more in 2007 for converter boxes (that allow the subscriber to receive the hi-def signals), an additional $0.2 million on programming costs, and $0.2 million for additional network costs to transmit signals over the network. The Cable segment’s costs included $0.2 million for a portion of its share of the early retirement costs incurred during 2007.

Selling, general and administrative expenses

Selling, general and administrative expenses increased due to $0.3 million in additional marketing and customer service costs for the hi-def roll out in the beginning of the year, and to $0.2 million for the remaining portion of the Cable segment’s share of early retirement costs.

Financial Condition, Liquidity and Capital Resources

The Company has four principal sources of funds available to meet the financing needs of its operations, capital projects, debt service, investments and potential dividends. These sources include cash flows from operations, existing balances of cash and cash equivalents, the liquidation of investments and borrowings. Management routinely considers the alternatives available to determine what mix of sources are best suited for the long-term benefit of the Company.

Sources and Uses of Cash. The Company generated $50.1 million of net cash from operations in 2008, a $6.3 million increase from 2007. Major changes in cash from operations included an increase of $5.6 million in net income and $7.9 million in deferred income taxes largely due to bonus depreciation on capital expenditures, offset in part by $1.8 million in contributions to the pension plan, an increase in accounts receivable principally from Sprint Nextel. The Company generated $43.7 million of net cash from operations in 2007, a $9.4 million increase from $34.4 million generated in 2006. The primary change in cash from operations in 2007 was the absence of the $10.5 million non-operating gain from the sale of RTB stock in 2006. Materials and supplies increased in 2007 to support the addition of 13 additional retail PCS stores. Accounts receivable growth slowed in 2006 as increased receivables at PCS were offset by declines at Converged Services and Telephone.

During 2008, the Company utilized $75.7 million in investing activities. Plant and equipment purchases totaled $65.6 million in 2008, while the acquisition of certain cable assets and customers from Rapid Communications, LLC, required $10.9 million of cash. Capital expenditures in 2008 supported the addition of 65 PCS base stations and 159 EVDO-enabled cell sites during the year, expansion of and upgrades to the Company’s fiber network, back-office and information technology projects, and investments for new complexes and cable television upgrades in Converged Services in the early part of 2008, as well as numerous other projects. In 2007, the Company used $30.6 million of cash in investing activities. Purchase and construction of plant and equipment totaled $29.1 million in 2007, as the Company increased capital spending in its PCS segment following the resolution of uncertainties concerning the status of our relationship with Sprint Nextel. The Company added EVDO data carrying capacity to 52 PCS sites during 2007, and added 14 cell sites to expand our coverage footprint. The 2007 increase in purchases of investment securities resulted from the decision to fund a rabbi trust in connection with the Executive Supplemental Retirement Plan. In 2006, the Company used $9.8 million in investing activities, including $21.2 million used for the purchase and construction of plant and equipment for the operation of the Company’s businesses, offset by $11.3 million received on the sale of the RTB stock. The Company reduced certain capital expenditures in the PCS segment during 2006 due to uncertainty as to any potential changes in the status of the PCS subsidiary.

Financing activities provided $13.6 million in cash during 2008, as the Company drew $23.7 million from its $52 million Delayed Draw Term Loan arrangement, finalized in October of 2008. The Company made $4.2 million in scheduled debt payments on its other debt, and paid dividends totaling $6.5 million to shareholders. Net cash used in financing was $9.3 million in 2007, compared to $13.6 million in 2006. In 2007, the Company made $4.1 million in scheduled debt payments, and increased the dividend over 2006. In 2006, the Company paid down the remaining $1.2 million outstanding balance of the revolving debt facility, paid off $4.7 million in borrowings with the RTB and Rural Utilities Service (“RUS”), and made approximately $4.0 million in scheduled principal payments on the outstanding CoBank debt.

Proceeds from stock options exercised, as well as excess tax benefits on option exercises, have declined in each of the last three years. Through 2008, except for signing grants of options to new executive officers, the Company has not awarded stock options since 2005, and thus the pool of options available to be exercised has been declining.

Indebtedness. At December 31, 2008, the Company’s indebtedness totaled $41.4 million and the annualized overall weighted average rate of such indebtedness was approximately 5.0%.

The outstanding balance of the CoBank term loan is $17.5 million at December 31, 2008, all of which is at fixed rates ranging from approximately 6.67% to 8.05%. The CoBank term facility matures in 2013 and requires monthly payments of approximately $350 thousand plus interest.

On November 30, 2004, the Company amended the terms of its Master Loan Agreement with CoBank, ACB to provide for a $15 million revolving reducing credit facility. Under the terms of the amended credit facility, the Company was able to borrow up to $15 million for use in connection with the acquisition of NTC Communications LLC and other corporate purposes. The revolving credit facility has a 12-year term with scheduled quarterly payments beginning June 2006. Availability under this facility decreased each quarter by $312,500 since December 31, 2004; as of December 31, 2008, availability totaled $10.0 million. Borrowings under the facility accrue interest at an adjustable rate that can be converted to a fixed rate at the Company’s option. There have been no outstanding balances on this facility since the first quarter of 2006.

On October 22, 2008, the Company amended the terms of its Master Loan Agreement with CoBank to provide for a $52 million delayed draw term loan. Availability under this facility may be drawn by the Company through December 31, 2009. At that time, quarterly repayments equal to 1/24th of the balance at December 31, 2009 will commence March 31, 2010 and continue through December 31, 2015. Draws under this facility bear interest at a variable rate determined by CoBank that resets weekly. The Company has other options under which it may set interest rates on this debt, including the option to fix the rate on up to five separate tranches of the outstanding balance. At December 31, 2008, $23.7 million was outstanding under this facility, at a variable rate of 2.87%.

The stated rates shown above exclude patronage credits that are received from CoBank. These patronage credits are a distribution of profits from CoBank, which is a cooperative required to distribute its profits to its members. During the first quarter of 2008 and 2007, the Company received patronage credits of approximately 100 basis points each on its outstanding CoBank debt balance. Repayment of the CoBank facilities is secured by a pledge of the stock of all of the subsidiaries of the Company.

The CoBank loan agreements have three financial covenants that are measured on a trailing 12-month basis and are calculated on continuing operations. At December 31, 2008, the ratio of total debt to operating cash flow, which must be 2.5 or lower, was 0.6; the equity to total assets ratio, which must be 35% or higher, was 63.0%; and the ratio of operating cash flow to scheduled debt service, which must exceed 2.0, was 10.5. The Company was in compliance with all covenants at December 31, 2008.

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

Contractual Commitments. The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to its various long-term debt facilities, and non-cancelable operating lease agreements for retail space, tower space and cell sites. Expected future minimum contractual cash obligations for the next five years and in the aggregate at December 31, 2008, are as follows:

Payments due by periods

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt principal(1)	$41,359	$4,399	$16,436	$12,424	$8,100
Interest on long–term debt(1)	5,562	1,841	2,460	1,006	255
Retirement plan contributions (2)	2,250	2,250	—	—	—
Operating leases (3)	54,596	7,530	12,765	9,104	25,197
Capital calls on investments	300	300	—	—	—
Purchase obligations (4)	2,874	2,874	—	—	—

Total obligations	$106,941	$19,194	$31,661	$22,534	$33,552

1)	Includes estimated principal payments and estimated interest payments on the delayed draw term loan based upon outstanding balances and rates in effect at December 31, 2008.

2)	Represents expected contributions to the qualified pension plan.

3)	Amounts include payments over reasonably assured renewals. See Note 13 to the consolidated financial statements appearing elsewhere in this report for additional information.

4)	Represents open purchase orders at December 31, 2008.

The Company expects to settle its qualified defined benefit pension plan during 2009. Funds to settle the accumulated benefits will come from the assets of the plan, including amounts to be contributed as shown above.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. The Company spent $60.3 million on capital projects in 2008, substantially more than the $29.1 million spent in 2007 and the $21.2 million spent in 2006. The Company re-initiated PCS related spending in 2007, following the resolution of uncertainty during 2006 as to the potential change in the status of the PCS subsidiary. The Company also continued capital spending to expand and upgrade its fiber network, support new projects in its now-discontinued Converged Services segment, and other on-going projects.

Capital expenditures budgeted for 2009 total approximately $73 million. While the 2009 budget continues to add capacity and network coverage to our PCS network, new towers in our Mobile segment to support the expansion of PCS network coverage, and on-going spending to expand our digital cable capabilities and upgrade our fiber networks, it also includes significant spending to upgrade the cable networks acquired from Rapid Communications, LLC, in December 2008.

The Company believes that cash on hand, cash flow from operations and borrowings available under the Company’s existing credit facilities will provide sufficient cash to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next 12 months. Thereafter, capital expenditures will likely continue to be required to provide increased capacity to meet the Company’s expected growth in demand for its products and services. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for its products, new market developments and opportunities and general economic opportunities. The Company currently expects that it will fund its future capital expenditures primarily with cash from operations and with borrowings, although there are events outside the control of the Company that could have an adverse impact on cash flows from operations.

These events include, but are not limited to; changes in overall economic conditions, regulatory requirements, changes in technologies, availability of labor resources and capital, changes in the Company’s relationship with Sprint Nextel, cancellations or non-renewal of Converged Services contracts, and other conditions. The PCS subsidiary’s operations are dependent upon Sprint Nextel’s ability to execute certain functions such as billing, customer care, and collections; the subsidiary’s ability to develop and implement successful marketing programs and new products and services, and the subsidiary’s ability to effectively and economically manage other operating activities under the Company’s agreements with Sprint Nextel. The Company’s ability to attract and maintain a sufficient customer base is also critical to its ability to maintain a positive cash flow from operations. The foregoing events individually or collectively could affect the Company’s results.

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

In April 2008, the FASB issued a staff position, FSP 142-3, Determination of the Useful Life of Intangible Assets. This FSP is intended to improve consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 Revised. This statement will become effective January 1, 2009. As the Company currently has relatively insignificant amounts of intangible assets, this statement is unlikely to have a material impact on the Company’s financial statements or results of operations in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes. The Company’s interest rate risk generally involves three components. The first component is outstanding debt with variable rates. As of December 31, 2008, the Company had $23.7 million of variable rate debt outstanding, bearing interest at a rate of 2.87%. This rate is determined by CoBank and adjusts on a weekly basis. An increase in market interest rates of 1.00% would add $237 thousand to annual interest expense; if and when fully drawn, a 1.00% increase in market interest rates would add $520 thousand to annual interest expense. The remaining $17.5 million of the Company’s outstanding debt has fixed rates through maturity. A 10.0% increase in interest rates would decrease the fair value of the Company’s total fixed rate debt by approximately $0.2 million, while the estimated fair value of the fixed rate debt was approximately $17.8 million as of December 31, 2008.

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

As of December 31, 2008, the Company has $6.9 million invested in privately held companies directly or through investments with portfolio managers. Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability. The Company’s market risk is limited to the funds previously invested and an additional $0.3 million committed under contracts the Company has signed with portfolio managers.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-2 through F-33.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2008.

Based on this evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our chief executive officer and our chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In conducting the evaluation of the effectiveness of our internal control over financial reporting, the Company did not include the internal controls of the acquired assets of Shentel Cable, Inc., which the Company acquired on December 1, 2008. The acquired assets and operations constituted approximately 4% of the total consolidated assets of the Company as of December 31, 2008 and accounted for less than 1% of total consolidated revenues and total consolidated net income of the Company for the year then ended.

Based on management’s evaluation under the COSO framework of our internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

KPMG LLP, an independent registered public accounting firm, which audited the Company’s consolidated financial statements included in this Annual Report, has issued a report on the effectiveness of the Company’s internal control over financial reporting, which is included in Item 8 of this Annual Report.

(c) Changes in Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting During 2008 Fourth Quarter

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders.

We have adopted a code of ethics applicable to our chief executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions. The code of ethics, which is part of our Code of Business Conduct and Ethics, is available on our website at www.shentel.com. To the extent required by SEC rules, we intend to disclose any amendments to our code of conduct and ethics, and any waiver of a provision of the code with respect to the Company’s directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website referred to above within four business days following such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this Item 11 is incorporated herein by reference to the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item 12 is incorporated herein by reference to the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders.

The Company awards stock options to its employees meeting certain eligibility requirements under plans approved by its shareholders in 1995 and 2005. Outstanding options and the number of shares available for future issuance as of December 31, 2008 were as follows:

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

1995 stock option plan	164,925	$8.77	—
2005 stock option plan	60,000	$21.63	1,224,029

Total	224,925	$12.20	1,224,029

During 2007, under the terms of the 2005 stock option plan, the Company awarded 97,730 shares to members of management, and awarded members of the Board of Directors and all employees with more than one year of continuous service 68,130 share units, of which 58,241 share units (after forfeitures due to termination of employment) remain outstanding at December 31, 2008. These shares and share units have been deducted from the number of securities remaining available for future issuance in the table above.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information responsive to this Item 13 is incorporated herein by reference to the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-34 of this report and are incorporated by reference in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm	F-2 and F-3

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-4 and F-5

Consolidated Statements of Income for the three years ended December 31, 2008	F-6

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three years ended December 31, 2008	F-7

Consolidated Statements of Cash Flows for the three years ended December 31, 2008	F-8 and F-9

Notes to Consolidated Financial Statements	F-10 through F-33

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) The following exhibits are either filed with this Form 10-K or incorporated herein by reference. Our Securities Exchange Act file number is 000-09881.

Exhibits Index

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Shenandoah Telecommunications Company filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2007.

3.2	Shenandoah Telecommunications Company Bylaws, as amended, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 18, 2007.

4.1	Rights Agreement, dated as of February 8, 2008 between the Company and American Stock Transfer & Trust Company filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated January 25, 2008.

4.2	Shenandoah Telecommunications Company Dividend Reinvestment Plan filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-74297).

4.3	Specimen representing the Common Stock, no par value, of Shenandoah Telecommunications Company, filed as Exhibit 4.3 to the Company’s Report on Form 10-K for the year ended December 31, 2007.

10.1	Shenandoah Telecommunications Company Stock Incentive Plan filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-21733).

10.2	Shenandoah Telecommunications Company Dividend Reinvestment Plan filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3D (No. 333-74297).

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

10.37

Asset Purchase Agreement dated August 6, 2008, between Rapid Communications, LLC, Rapid Acquisition Company, LLC, and Shentel Cable Company, filed as Exhibit 10.37 to the Company’s Report on Form 10-Q for the period ended June 30, 2008.

10.38

Agreement Regarding Amendments to and Consents Regarding Loan Documents between CoBank, ACB and Shenandoah Telecommunications Company, filed as Exhibit 10.38 to the Company’s Current Report on Form 8-K dated November 7, 2008.

10.39

Fourth Supplement to the Master Loan Agreement dated as of November 30, 2004, between CoBank, ACB and Shenandoah Telecommunications Company, filed as Exhibit 10.39 to the Company’s Current Report on Form 8-K dated November 7, 2008.

10.40

Amendment Number 1 to the Asset Purchase Agreement dated August 6, 2008, between Rapid Communications, LLC, Rapid Acquisition Company, LLC, and Shentel Cable Company, filed as Exhibit 10.40 to the Company’s Current Report on Form 8-K dated November 7, 2008.

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

SHENANDOAH TELECOMMUNICATIONS COMPANY

March 9, 2009	By:	/S/ CHRISTOPHER E. FRENCH

Christopher E. French, President
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ CHRISTOPHER E. FRENCH	President & Chief Executive Officer,
Director (Principal Executive Officer)
March 9, 2009
Christopher E. French

/s/ ADELE M. SKOLITS	Vice President – Finance and Chief Financial Officer
(Principal Financial Officer and
March 9, 2009	Principal Accounting Officer)
Adele M. Skolits

/s/ DOUGLAS C. ARTHUR	Director

March 9, 2009
Douglas C. Arthur

/s/ KEN L. BURCH	Director

March 9, 2009
Ken L. Burch

/s/ TRACY FITZSIMMONS	Director

March 9, 2009
Tracy Fitzsimmons

/s/ JOHN W. FLORA	Director

March 9, 2009
John W. Flora

/s/ RICHARD L. KOONTZ, JR.	Director

March 9, 2009
Richard L. Koontz, Jr.

/s/ DALE S. LAM	Director

March 9, 2009
Dale S. Lam

/s/ JONELLE ST. JOHN	Director

March 9, 2009
Jonelle St. John

/s/ JAMES E. ZERKEL II	Director

March 9, 2009
James E. Zerkel II

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Shenandoah Telecommunications Company:

We have audited Shenandoah Telecommunications Company and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In conducting the evaluation of the effectiveness of internal control over financial reporting, the Company did not include the internal controls of the acquired assets of Shentel Cable, Inc., which the Company acquired on December 1, 2008. The acquired assets and operations constituted approximately 4% of the total consolidated assets of the Company as of December 31, 2008 and accounted for less than 1% of total consolidated revenues and total consolidated net income of the Company for the year then ended. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting associated with the acquired assets of Shentel Cable, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 9, 2009 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

Richmond, Virginia
March 9, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Shenandoah Telecommunications Company:

We have audited the accompanying consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shenandoah Telecommunications Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. In conducting the evaluation of the effectiveness of internal control over financial reporting, the Company did not include the internal controls of the acquired assets of Shentel Cable, Inc., which the Company acquired on December 1, 2008. The acquired assets and operations constituted approximately 4% of the total consolidated assets of the Company as of December 31, 2008 and accounted for less than 1% of total consolidated revenues and total consolidated net income of the Company for the year then ended. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting associated with the acquired assets of Shentel Cable, Inc.

/S/ KPMG LLP

Richmond, Virginia
March 9, 2009

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
in thousands

ASSETS	2008	2007

Current Assets
Cash and cash equivalents	$5,240	$17,245
Accounts receivable, net	16,131	12,338
Vendor credits receivable	5,232	—
Income taxes receivable	7,366	3,762
Materials and supplies	6,376	4,664
Prepaid expenses and other	2,283	2,221
Assets held for sale	28,310	—
Deferred income taxes	1,483	906

Total current assets	72,421	41,136

Investments
Investments carried at fair value	1,440	2,602
Other investments	6,948	7,334

Total investments	8,388	9,936

Property, Plant and Equipment
Plant in service	321,044	289,279
Plant under construction	5,076	11,343

	326,120	300,622
Less accumulated amortization and depreciation	150,499	145,198

Net property, plant and equipment	175,621	155,424

Other Assets
Intangible assets, net	3,163	2,331
Cost in excess of net assets of businesses acquired	4,547	9,852
Deferred charges and other assets, net	1,841	2,845

Other assets, net	9,551	15,028

Total assets	$265,981	$221,524

See accompanying notes to consolidated financial statements.

                    (Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
in thousands

LIABILITIES AND SHAREHOLDERS’ EQUITY	2008	2007

Current Liabilities
Current maturities of long-term debt	$4,399	$4,248
Accounts payable	5,607	6,073
Advanced billings and customer deposits	5,151	5,455
Accrued compensation	2,584	3,098
Liabilities held for sale	1,013	—
Accrued liabilities and other	5,631	5,182

Total current liabilities	24,385	24,056

Long-term debt, less current maturities	36,960	17,659

Other Long-Term Liabilities
Deferred income taxes	30,401	22,475
Deferred lease payable	3,142	2,715
Other liabilities	3,485	5,000

Total other liabilities	37,028	30,190

Commitments and Contingencies

Shareholders’ Equity
Common stock, no par value, authorized 48,000 shares; issued and outstanding 23,605 shares in 2008 and 23,509 shares in 2007	16,139	14,691
Retained earnings	154,002	136,667
Accumulated other comprehensive loss, net of tax	(2,533)	(1,739)

Total shareholders’ equity	167,608	149,619

Total liabilities and shareholders’ equity	$265,981	$221,524

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2008, 2007 and 2006
in thousands, except per share amounts

	2008	2007	2006

Operating revenues	$144,424	$130,365	$158,894

Operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	43,774	40,624	64,356
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	28,570	29,601	46,443
Depreciation and amortization	26,434	23,453	22,366

Total operating expenses	98,778	93,678	133,165

Operating income	45,646	36,687	25,729

Other income (expense)
Interest expense	(1,009)	(1,873)	(2,362)
Gain (loss) on investments, net	(1,410)	839	10,644
Non-operating income, net	771	1,623	907

Income from continuing operations before income taxes	43,998	37,276	34,918
Income tax expense	17,669	15,112	14,190

Net income from continuing operations	26,329	22,164	20,728
Discontinued operations:
Loss from operations of Converged Services, net of tax benefits of $1,152, $2,142 and $1,820, respectively	(1,924)	(3,361)	(2,729)

Net income before cumulative effect of a change in accounting principle	24,405	18,803	17,999
Cumulative effect of a change in accounting principle, net of income taxes	—	—	(77)

Net income	$24,405	$18,803	$17,922

Income per share:
Basic and diluted net income per share:
Net income from continuing operations	$1.12	$0.94	$0.89
Loss from discontinued Converged Services operations, net of income taxes	(0.08)	(0.14)	(0.12)
Cumulative effect of a change in accounting, net of income taxes	—	—	—

	$1.04	$0.80	$0.77

Weighted average shares outstanding, basic	23,543	23,365	23,157

Weighted average shares outstanding, diluted	23,609	23,497	23,331

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31, 2008, 2007 and 2006
in thousands, except per share amounts

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2005 (as previously reported)	23,061	$8,128	$113,576	$(104)	$121,600
Prior period adjustment (see Note 6)	—	—	(1,505)	—	(1,505)

Balance, December 31, 2005, restated	23,061	8,128	112,071	(104)	120,095
Comprehensive income:
Net income	—	—	17,922	—	17,922
SERP additional minimum pension liability	—	—	—	104	104
Net unrealized loss from pension plans, net of tax	—	—	—	(1,823)	(1,823)

Total comprehensive income					16,203

Dividends declared ($0.25 per share)	—	—	(5,808)	—	(5,808)
Dividends reinvested in common stock	31	474	—	—	474
Common stock repurchased from dividend reinvestment plan participants	—	(6)	—	—	(6)
Stock based compensation	—	94	—	—	94
Conversion of liability classified awards to equity classified awards	—	1,037	—	—	1,037
Common stock issued through exercise of incentive stock options	192	1,368	—	—	1,368
Net excess tax benefit from stock options exercised	—	227	—	—	227

Balance, December 31, 2006, restated	23,284	$11,322	$124,185	$(1,823)	$133,684
Comprehensive income:
Net income	—	—	18,803	—	18,803
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	—	—	—	476	476
Net unrealized loss from pension plans, net of tax	—	—	—	(392)	(392)

Total comprehensive income					18,887

Dividends declared ($0.27 per share)	—	—	(6,321)	—	(6,321)
Dividends reinvested in common stock	23	518	—	—	518
Common stock repurchased	(26)	(636)	—	—	(636)
Stock based compensation	—	153	—	—	153
Common stock issued for share awards	98	2,075	—	—	2,075
Conversion of liability classified awards to equity classified awards	—	55	—	—	55
Common stock issued through exercise of incentive stock options	130	1,048	—	—	1,048
Net excess tax benefit from stock options exercised	—	156	—	—	156

Balance, December 31, 2007, restated	23,509	$14,691	$136,667	$(1,739)	$149,619
Comprehensive income:
Net income	—	—	24,405	—	24,405
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	—	—	—	137	137
Net unrealized loss from pension plans, net of tax	—	—	—	(931)	(931)

Total comprehensive income					23,611

Dividends declared ($0.30 per share)	—	—	(7,070)	—	(7,070)
Dividends reinvested in common stock	24	550	—	—	550
Stock based compensation	—	161	—	—	161
Conversion of liability classified awards to equity classified awards	—	65	—	—	65
Common stock issued through exercise of incentive stock options	72	597	—	—	597
Net excess tax benefit from stock options exercised	—	75	—	—	75

Balance, December 31, 2008	23,605	$16,139	$154,002	$(2,533)	$167,608

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006
in thousands

	2008	2007	2006

Cash Flows from Operating Activities
Net income	$24,405	$18,803	$17,922
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	—	77
Depreciation	29,411	28,603	26,459
Amortization	491	595	831
Stock based compensation expense	174	2,321	350
Excess tax benefits on stock option exercises	(75)	(156)	(228)
Deferred income taxes	7,909	(1,208)	(1,693)
Loss on disposal of equipment	1,121	704	1,396
Unrealized loss on investments carried at fair value	722	90	—
Net (gain) loss on disposal of investments	94	—	(10,542)
Net (gain) loss from patronage and equity Investments	570	(1,038)	(206)
Other	(4,037)	(1,195)	915
Changes in assets and liabilities, exclusive of acquired business:
(Increase) decrease in:
Accounts receivable	(3,773)	(727)	254
Materials and supplies	(1,662)	(2,165)	203
Increase (decrease) in:
Accounts payable	(439)	(995)	436
Deferred lease payable	463	189	296
Other prepaids, deferrals and accruals	(5,300)	(78)	(2,120)

Net cash provided by operating activities	$50,074	$43,743	$34,350

Cash Flows From Investing Activities
Purchase and construction of plant and equipment	$(65,569)	$(29,084)	$(21,195)
Proceeds from sale of equipment	611	403	323
Cash paid to acquire business	(10,886)	—	—
Purchase of investment securities	(551)	(2,872)	(453)
Proceeds from investment activities	712	959	11,489

Net cash used in investing activities	$(75,683)	$(30,594)	$(9,836)

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006
in thousands

	2008	2007	2006

Cash Flows From Financing Activities
Principal payments on long-term debt	$(4,248)	$(4,109)	$(8,725)
Amounts borrowed under debt agreements	23,700	—	—
Payments on lines of credit	—	—	(1,177)
Dividends paid	(6,520)	(5,803)	(5,334)
Repurchase of stock	—	(636)	(6)
Excess tax benefits on stock option exercises	75	156	228
Proceeds from exercise of incentive stock options	597	1,048	1,368

Net cash provided by (used in) financing activities	$13,604	$(9,344)	$(13,646)

Net increase (decrease) in cash and cash equivalents	$(12,005)	$3,805	$10,868

Cash and cash equivalents:
Beginning	17,245	13,440	2,572

Ending	$5,240	$17,245	$13,440

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest, net of capitalized interest of $748 in 2008, $20 in 2007, and $19 in 2006	$938	$1,912	$2,362

Income taxes	$12,127	$17,782	$12,960

Vendor credits receivable of $5,232 at December 31, 2008 were earned from purchases of property, plant and equipment during 2008, and will be applied against purchases for property, plant and equipment in early 2009.

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of business: Shenandoah Telecommunications Company and its subsidiaries (collectively, the “Company”) provide telephone service, wireless personal communications service (“PCS”) under the Sprint brand name, cable television, unregulated communications equipment sales and services, Internet access, and paging services. In addition, the Company leases towers and operates and maintains an interstate fiber optic network. Pursuant to a management agreement with Sprint Nextel Communications Company and its related parties (collectively, “Sprint Nextel”), the Company is the exclusive Sprint PCS Affiliate providing wireless mobility communications network products and services on the 1900 megahertz spectrum range in the geographic area extending from Altoona, Harrisburg and York, Pennsylvania, south through Western Maryland, and the panhandle of West Virginia, to Harrisonburg, Virginia. The Company is licensed to use the Sprint brand name in this territory, and operates its network under the Sprint Nextel radio spectrum license (See Note 7). The Company’s other operations are located in the four-state region surrounding the Northern Shenandoah Valley of Virginia. The Company, through its subsidiary Shentel Converged Services, provides local and long distance voice, video, and Internet services on an exclusive and non-exclusive basis to multi-dwelling unit (“MDU”) communities (primarily off-campus college student housing) throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee, Mississippi, Delaware and the District of Columbia. During September 2008, the Company announced its intention to sell its Converged Services operation, reclassified its assets and liabilities as held for sale, and now reports the Converged Services’ operating results as discontinued operations (See Note 2).

A summary of the Company’s significant accounting policies follows:

Principles of consolidation: The consolidated financial statements include the accounts of all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates: Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the fair value less cost to sell of the Converged Services assets held for sale at December 31, 2008, and the reported amounts of revenues and expenses during the reporting periods. Management reviews its estimates, including those related to recoverability and useful lives of assets as well as liabilities for income taxes and pension benefits. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those reported estimates.

Cash and cash equivalents: The Company considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times, these investments may be in excess of FDIC insurance limits. Cash equivalents (comprised entirely of institutional cash management funds) were $3.9 million and $14.8 million at December 31, 2008 and 2007, respectively.

Accounts receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and industry and local economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances meeting specific criteria are reviewed individually for collectability. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable are concentrated among customers within the Company’s geographic service area and large telecommunications companies. As of December 31, 2006, the Company’s allowance for doubtful accounts included $0.5 million related to PCS. Due to the changes in the Sprint Nextel agreement described below, the Company reversed this balance during 2007. Changes in the allowance for doubtful accounts for trade accounts receivable for the years ended December 31, 2008, 2007 and 2006 are summarized below (in thousands):

	2008	2007	2006

Balance at beginning of year	$160	$583	$573
Bad debt expense	524	(439)	3,553
Losses charged to allowance	(700)	(148)	(3,753)
Recoveries added to allowance	143	164	210

Balance at end of year	$127	$160	$583

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

Property, plant and equipment: Property, plant and equipment is stated at cost. The Company capitalizes all costs associated with the purchase, deployment and installation of property, plant and equipment, including interest on major capital projects during the period of their construction. Expenditures, including those on leased assets, which extend the useful life or increase its utility, are capitalized. Maintenance expense is recognized when repairs are performed. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Depreciation and amortization is not included in the income statement line items “Cost of goods and services” or “Selling, general and administrative.” Depreciation lives are assigned to assets based on their estimated useful lives. Leasehold improvements are depreciated over the lesser of their useful lives or respective lease terms. The Company takes technology changes into consideration as it assigns the estimated useful lives, and monitors the remaining useful lives of asset groups to reasonably match the remaining economic life with the useful life and makes adjustments when necessary. During the years ended December 31, 2008, 2007 and 2006, the estimated useful lives of certain asset classes were decreased to reflect the remaining estimated economic useful lives of these assets and as a result, the Company recorded additional depreciation of $0.3 million, $0.5 million and $0.2 million, respectively, for the changes in estimated useful lives.

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

Fair value: Financial instruments presented on the consolidated balance sheets that approximate fair value include: cash and cash equivalents, receivables, investments carried at fair value, payables, accrued liabilities, and variable rate long-term debt.

Asset retirement obligations: The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the tangible long-lived asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company records the retirement obligation on towers owned where there is a legal obligation to remove the tower and restore the site to its original condition, as required by certain operating leases and applicable zoning ordinances of certain jurisdictions, at the time the Company discontinues its use. The obligation is estimated based on the size of the towers. The Company’s cost to remove the tower is amortized over the life of the tower. Changes in the liability for asset removal obligations for the years ended December 31, 2008, 2007 and 2006 are summarized below (in thousands):

	2008	2007	2006

Balance at beginning of year	$1,216	$928	$374
Additional liabilities accrued	39	218	181
Estimate revisions accrued	—	—	317
Disposition of assets	—	—	(6)
Accretion expense	90	70	62

Balance at end of year	$1,345	$1,216	$928

Cost in excess of net assets of businesses acquired (goodwill) and intangible assets: SFAS No.142, “Goodwill and Other Intangible Assets,” eliminates amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairment of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosures of information about goodwill and other intangible assets. Goodwill is assessed annually, at November 30, for impairment and in interim periods if certain events occur indicating that the carrying value may be impaired. No impairment of goodwill was required to be recorded in the years ended December 31, 2008 or 2007. Goodwill is allocated to the reporting segment responsible for the acquisition that gave rise to the goodwill. The following table presents the goodwill balance allocated by segment and changes in the balances for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	CATV Segment	Converged Services Segment	Other Segment	Total

Balance as of December 31, 2005	$3,313	$6,539	$251	$10,103
Impairment charge (1)	—	—	(251)	(251)

Balance as of December 31, 2006 and 2007	3,313	6,539	—	9,852
Reclassification to assets held for sale (2)		(6,539)		(6,539)
Acquisition (3)	1,234	—	—	1,234

Balance as of December 31, 2008	$4,547	$—	$—	$4,547

(1)

During the fourth quarter of 2006, the Company recognized an impairment charge for the goodwill associated with the Shentel Wireless Segment when the Company terminated Shentel Wireless’ operations and transferred its one remaining asset to Converged Services.

(2)	See Note 2.

(3)	Goodwill recorded for the acquisition of cable system assets from Rapid Communications, LLC (Note 14).

Intangible assets consist of the following at December 31, 2008 and 2007 (in thousands):

Intangible assets subject to amortization:

	2008			2007

	Gross Carrying Amount	Accum- ulated Amort- ization	Net	Gross Carrying Amount	Accum- ulated Amort- ization	Net

Business contracts	$203	$(106)	$97	$2,739	$(702)	$2,037
Acquired subscriber base	2,436	(34)	2,402	—	—	—
Non-compete agreement	—	—	—	898	(680)	218
Trade name	—	—	—	168	(103)	65
Other	—	—	—	28	(17)	11

	$2,639	$(140)	$2,499	$3,833	$(1,502)	$2,331

Non-amortizing intangible assets:

Cable franchise rights	$664	$—	$664	$—	$—	$—

	$3,303	$(140)	$3,163	$3,833	$(1,502)	$2,331

In addition to the above, assets held for sale at December 31, 2008 includes $1.9 million of intangible assets which are no longer subject to amortization while classified as held for sale.

For each of the years ended December 31, 2008, 2007 and 2006, amortization expense related to intangible assets was approximately $0.5 million. The 2006 amount included $0.1 million in impairment charges related to the termination of certain of Shentel Wireless’ contracts.

Aggregate amortization expense for intangible assets for the periods shown will be as follows:

Year Ending December 31,	Amount

(in thousands)
2009	$633
2010	479
2011	362
2012	274
2013	207

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

None of the funded retirement plans directly holds Company stock in the plan’s portfolio.

Income taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the recoverability of tax assets generated on a state-by-state basis from net operating losses apportioned to that state. Management uses a more likely than not threshold to make that determination and has concluded that at December 31, 2008, a valuation allowance against certain deferred tax assets is necessary, as discussed in Note 6.

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

Nonrefundable Converged Services’ activation fees are deferred and recognized ratably over the estimated life of the customer relationship in accordance with Staff Accounting Bulletin 104, (“SAB 104”), typically 12 months. The amount of deferred revenue was $0.2 million at both December 31, 2008 and 2007.

Converged Services also allows Internet service customers to prepay their annual contract. For a prepayment equal to 11 monthly payments, the customer receives 12 months of service. The Company defers such revenue amounts and amortizes them over the contract period. Deferred revenues were $0.3 million and $0.1 million at December 31, 2008 and 2007, respectively.

Earnings per share: Basic net income per share was computed on the weighted average number of shares outstanding. Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options. For the years ended December 31, 2008 and 2007, 58,241 and 66,806 contingently issuable performance shares, respectively, did not meet the test to be considered issuable for purposes of the earnings per share computation, and so were excluded. For the year ended December 31, 2006, all options were dilutive. There were no adjustments to net income in the computation of diluted earnings per share for any of the years presented. The Company issued a three for one stock split in August, 2007. All prior years’ share and per share amounts have been restated to reflect the effect of this stock split.

The following tables show the computation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

	(in thousands, except per share amounts)
Basic income per share
Net income	$24,405	$18,803	$17,922

Weighted average shares outstanding	23,543	23,365	23,157

Basic income per share	$1.04	$0.80	$0.77

Effect of stock options outstanding:
Weighted average shares outstanding	23,543	23,365	23,157
Assumed exercise, at the strike price at the beginning of year	248	306	510
Assumed repurchase of options under treasury stock method	(182)	(175)	(336)

Diluted weighted average shares	23,609	23,497	23,331

Diluted income per share	$1.04	$0.80	$0.77

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

In April 2008, the FASB issued a staff position, FSP 142-3, Determination of the Useful Life of Intangible Assets. This FSP is intended to improve consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 Revised. This statement will become effective January 1, 2009. As the Company currently has relatively insignificant amounts of intangible assets, this statement is unlikely to have a material impact on the Company’s financial statements or results of operations in the future.

Note 2. Discontinued Operations

During September 2008, the Company announced its intention to sell its Converged Services operation, and the assets and liabilities related to this operation were reclassified as held for sale in the consolidated balance sheet. The historical operating results of the entity have been reclassified as discontinued operations for all periods presented, and depreciation and amortization on long-lived assets was discontinued. No impairment charges were taken at the time of the classification as held for sale or as of December 31, 2008. Converged Services does not include the Company’s Converged Services of West Virginia subsidiary, which was established to provide fiber-to-the-home services and is currently largely inactive. Its operating results are included in the “Other” category in the Company’s segment financial statements.

In accordance with accounting guidance, specifically EITF Issue No. 87-24, certain costs previously charged or allocated to the Converged Services segment cannot be allocated to discontinued operations. As a result, certain general corporate overhead costs, affiliated interest charges, and certain investment gains and losses have been excluded from the reported discontinued operations. These items have been reclassified to the “Other” category in the segment financial statements for all reported periods (see Note 15).

As of December 31, 2008, assets and liabilities held for sale consisted of the following (in thousands):

Assets:
Property, plant and equipment, net	$15,414
Goodwill	6,539
Intangible assets, net	1,931
Deferred charges	3,384
Other assets	1,042

Assets held for sale	$28,310

Liabilities:
Other liabilities	$1,013

Discontinued operations included the following amounts of operating revenue and loss before income taxes:

	Years Ended December 31,

	2008	2007	2006

	(in thousands)

Operating revenues	$12,863	$11,214	$10,667
Loss before income taxes	$(3,076)	$(5,502)	$(4,549)

Note 3. Investments

The Company has three classifications of investments: investments carried at fair value, investments carried at cost, and equity method investments. See Note 1 for definitions of each classification of investment.

At December 31, 2008 and 2007, investments carried at fair value consisted of:

	2008	2007

	(in thousands)
Cash management trust	$178	$172
Taxable bond funds	128	207
Domestic equity funds	978	1,884
International equity funds	156	339

	$1,440	$2,602

Investments carried at fair value were acquired under a rabbi trust arrangement related to the Company’s SERP. The Company purchases investments in the trust to mirror the investment elections of participants in the SERP; gains and losses on the investments in the trust are reflected as increases or decreases in the liability owed to the participants. During the years ended December 31, 2008 and 2007, the Company recorded unrealized losses of $722 thousand and $90 thousand, respectively. Sales of investments during 2008 resulted in the recognition of $94 thousand of realized losses, while no investments were sold during 2007. Fair values for these investments are determined by quoted market prices for the underlying mutual funds. Quoted market prices are Level 1 fair values as defined in FAS 157.

At December 31, 2008 and 2007, other investments, comprised of equity securities which do not have readily determinable fair values, consist of the following:

	2008	2007

	(in thousands)
Cost method:
NECA Services, Inc.	$500	$500
CoBank	2,007	1,938
Other	158	125

	2,665	2,563

Equity method:
South Atlantic Private Equity Fund IV L.P.	117	160
Magnolia Holding Company, LLC	13	11
Dolphin Communications Parallel Fund, L.P.	324	325
Dolphin Communications Fund II, L.P.	1,862	2,151
Burton Partnership	1,680	1,809
Virginia Capital, LLC	58	60
Virginia Independent Telephone Alliance	182	208
ValleyNet	47	47

	4,283	4,771

Total other investments	$6,948	$7,334

The Company’s investment in CoBank increased $69 thousand and $121 thousand in the years ended December 31, 2008 and 2007, respectively, due to the ongoing patronage earned from the outstanding investment and loan balances the Company has with CoBank.

In the year ended December 31, 2008, the Company received distributions from its equity investments totaling $155 thousand in cash and securities, and invested $422 thousand in three equity investments, Dolphin Communications Parallel Fund, LP, Dolphin Communications Fund II, LP and Valleynet. These three investments recorded a net loss of approximately $636 thousand in the year ended December 31, 2008. Other equity investments had a net loss of $119 thousand in the year ended December 31, 2008.

As of December 31, 2008, the Company is committed to invest an additional $0.3 million in various equity method investees pursuant to capital calls from the fund managers.

The Company’s ownership interests in Virginia Independent Telephone Alliance and ValleyNet at December 31, 2008 were approximately 22% and 20%, respectively, which is consistent with the Company’s ownership interests at December 31, 2007. The Company purchases services from Virginia Independent Telephone Alliance and ValleyNet at rates comparable to those charged to other customers. Other equity method investees are investment limited partnerships, in each of which the Company had an ownership interest of less than 4% at December 31, 2008.

Note 4. Plant in Service

Plant in service consists of the following at December 31, 2008 and 2007:

	Estimated Useful Lives	2008	2007

		(in thousands)
Land		$1,418	$1,161
Buildings and structures	15 – 40 years	49,333	46,777
Cable and wire	15 – 40 years	68,749	61,914
Equipment and software	3 – 16.6 years	201,544	179,427

		$321,044	$289,279

Note 5. Long-Term Debt and Revolving Lines of Credit

Total debt consists of the following at December 31, 2008 and 2007:

		Weighted Average Interest Rate	2008	2007

			(in thousands)
CoBank (term loan)	Fixed	7.58%	$17,459	$21,707
CoBank (delayed draw term loan)	Variable	2.87%	23,700	—
RUS Development Loan		Interest free	200	200

			41,359	21,907
Current maturities			4,399	4,248

Total long-term debt			$36,960	$17,659

The CoBank term loan requires monthly payments of approximately $350 thousand plus interest. The final maturity of the CoBank term loan is in 2013. The CoBank term loan is secured by a pledge of the stock of the Company’s subsidiaries. The outstanding balance of the CoBank term loan at December 31, 2008 is $17.5 million, which is at fixed rates ranging from approximately 6.67% to 8.05%.

On November 30, 2004, the Company amended the terms of its Master Loan Agreement with CoBank to provide for a $15 million revolving reducing credit facility. Under the terms of the amended credit facility, the Company can borrow up to $10.2 million as of December 31, 2008. The revolving credit facility has a 12 year term with quarterly payments and reductions in the amount available. Borrowings under the facility have an adjustable rate that can be converted to a fixed rate at the Company’s option. There were no outstanding balances on this facility at December 31, 2008 or 2007.

On October 22, 2008, the Company amended the terms of its Master Loan Agreement with CoBank to provide for a $52 million delayed draw term loan. Availability under this facility may be drawn by the Company through December 31, 2009. At that time, quarterly repayments equal to 1/24th of the balance at December 31, 2009 will commence March 31, 2010 and continue through December 31, 2015. Draws under this facility bear interest at a variable rate set by CoBank that resets weekly. The Company has other options under which it may set interest rates on this debt, including the option to fix the rate on up to five separate tranches of the outstanding balance.

The stated rates shown above exclude patronage credits that are received from CoBank. These patronage credits are a distribution of profits of CoBank, which is a cooperative required to distribute its profits to its members. During both the first quarters of 2008 and 2007, the Company received patronage credits of approximately 100 basis points on its outstanding CoBank debt balance. The Company accrued 100 basis points in the year ended December 31, 2008, in anticipation of the early 2009 distribution of the credits by CoBank. The CoBank loans are secured by a pledge of the stock of all of the subsidiaries of the Company. The Company also pays a commitment fee of 25 basis points per annum on the unused available balances under these facilities. This fee is paid quarterly in arrears.

The Company is required to meet financial covenants for the CoBank debt measured at the end of each quarter, based on a trailing 12-month basis and calculated on continuing operations. The Company was in compliance with all covenants at December 31, 2008.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2008 are as follows:

Year	Amount

(in thousands)
2009	$4,399
2010	8,511
2011	7,925
2012	6,598
2013	5,826
Later years	8,100

$41,359

The estimated fair value of fixed rate debt instruments as of December 31, 2008 and 2007 was $17.8 million and $22.5 million, respectively, determined by discounting the future cash flows of each instrument at rates offered for similar debt instruments of comparable maturities as of the respective year-end dates. The estimated fair value of the variable rate debt is assumed to approximate its carrying value.

Note 6. Income Taxes

During the fourth quarter of 2008, the Company determined that deferred tax liabilities relating to property, plant and equipment were understated by $1.5 million. This difference was found to be an error in years preceding 1995. Accordingly, the Company has corrected this error by recording a prior period adjustment which decreased beginning retained earnings at December 31, 2005. In the accompanying consolidated balance sheet as of December 31, 2007, deferred tax liabilities have been increased by $1.5 million and retained earnings have been decreased by $1.5 million. The correction of this error had no impact on the accompanying consolidated statements of income or consolidated statements of cash flows for the years ended December 31, 2008, 2007 or 2006.

Total income taxes for the years ended December 31, 2008, 2007 and 2006 were allocated as follows:

	2008	2007	2006

	(in thousands)
Income tax expense on continuing operations	$17,669	$15,112	14,190
Income tax benefit on discontinued operations	(1,152)	(2,142)	(1,820)
Income tax from cumulative effect of an accounting change	—	—	(48)
Shareholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(75)	(156)	(227)
Accumulated other comprehensive income for unrecognized actuarial losses on pensions	(561)	54	(1,157)

	$15,881	$12,868	$10,938

The Company and its subsidiaries file income tax returns in several jurisdictions. The provision for the federal and state income taxes attributable to income from continuing operations consists of the following components:

	Years Ended December 31,

	2008	2007	2006

	(in thousands)
Current expense
Federal taxes	$7,766	$13,389	$13,467
State taxes	2,941	2,477	2,191

Total current provision	10,707	15,866	15,658
Deferred expense (benefit)
Federal taxes	6,488	(1,475)	(1,879)
State taxes	474	721	411

Total deferred provision (benefit)	6,962	(754)	(1,468)

Income tax expense on continuing operations	$17,669	$15,112	$14,190

A reconciliation of income taxes determined by applying the federal and state tax rates to income from continuing operations is as follows for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,

	2008	2007	2006

	(in thousands)
Computed “expected” tax expense (35%)	$15,399	$13,046	$12,221
State income taxes, net of federal tax effect	2,220	2,079	1,691
Other, net	50	(13)	278

Income tax expense on continuing operations	$17,669	$15,112	$14,190

Net deferred tax assets and liabilities consist of the following at December 31, 2008 and 2007:

	2008	2007

	(in thousands)
Deferred tax assets:
State net operating loss carryforwards, net of federal	$752	$809
Lease obligations	1,210	1,029
Deferred revenues	255	106
Accrued pension/ERO costs	1,602	1,396
Loss on investments, net	329	—
Accrued compensation costs	121	83
Inventory reserves	281	62
Asset retirement obligations	171	135
Other, net	154	115

Total gross deferred tax assets	4,875	3,735
Less valuation allowance	(221)	—

Net deferred tax assets	4,654	3,735

Deferred tax liabilities:
Plant-in-service	33,204	24,968
Deferred activation charges	368	294
Gain on investments, net	—	42

Total gross deferred tax liabilities	33,572	25,304

Net deferred tax liabilities	$28,918	$21,569

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believed it more likely than not that the state net operating loss carryforwards from its Converged Services segment will not be realized. Accordingly, a $221 thousand valuation allowance was recorded at December 31, 2008, and the effect of the valuation allowance was recorded in income from continuing operations. The Company has generated net operating loss carryforwards of approximately $14.5 million from its operations in several states. These carryforwards expire at varying dates beginning in the year 2019 and ending in 2028.

In 2008, the state of West Virginia enacted changes in its income tax rates effective for tax years beginning on or after January 1, 2009. As a result of this enacted legislation, the Company recorded a deferred tax benefit of $78 thousand.

As of January 1, 2007, December 31, 2007, and December 31, 2008, the Company had no unrecognized tax benefits. Accordingly, there would be no effective tax rate impact from recognition of previously unrecognized tax benefits. The December 31, 2008 and 2007 consolidated balance sheets include no amounts for interest or penalties related to unrecognized tax benefits, and no such amounts were recognized as components of income tax expense. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits in income before taxes.

The Company files U.S. federal income tax returns and various state and local income tax returns. With few exceptions, years prior to 2005 are no longer subject to examination. No state or federal income tax audits were in process as of December 31, 2008.

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

In lieu of such fees and the settling of revenues and expenses for use on each other’s networks, the Company pays Sprint Nextel a Net Service Fee equal to 8.8% of billed revenue (net of customer credits, account write-offs and other billing adjustments). This 8.8% Net Service Fee is in addition to the 8% of billed revenue (net of customer credits, account write-offs and other billing adjustments) retained by Sprint Nextel under the previous management agreement. The Net Service Fee was designed to approximate the then-current settlements adjusted to reflect new pricing for travel and CCPU (cash cost per user) and CPGA (cost per gross activation). The Net Service Fee was also net of the expected annual cost to provide local customer service support to Sprint Nextel iDEN customers in our local service area.

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

The Sprint Nextel agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements. The Company was in compliance in all material respects with these requirements as of December 31, 2008.

Note 8. Related Party Transactions

ValleyNet, an equity method investee of the Company, resells capacity on the Company’s fiber network under an operating lease agreement. Facility lease revenue from ValleyNet was approximately $3.8 million, $3.5 million and $3.7 million in the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, the Company had accounts receivable from ValleyNet of approximately $ 0.3 million. The Company’s PCS operating subsidiary leases capacity through ValleyNet fiber facilities. Payment for usage of these facilities was $1.3 million, $1.3 million and $1.0 million in the years ended December 31, 2008, 2007 and 2006, respectively.

Note 9. Retirement Plans

The Company maintains a noncontributory defined benefit pension plan and a separate defined contribution 401(k) plan. On November 30, 2006, the Company announced its intention to offer early retirement benefits for certain employees (up to five years of additional age and service for those employees 50 years of age and older with 10 or more years of service); to freeze the defined benefit pension plan as of January 31, 2007; and subsequently, to settle benefits earned under the plan and terminate the plan. Settlement and termination are expected to be finalized during 2009, subject to receipt of a favorable tax determination letter from the IRS. The Company reflected the effects of freezing the plan during 2006, and recognized costs of the special termination benefits in 2006 for those seven employees who elected to accept the early retirement offer as of December 31, 2006. The Company recognized additional special termination benefits during 2007 as 25 additional employees elected to accept the early retirement offer.

The following table presents the defined benefit plan’s funded status and amounts recognized in the Company’s consolidated financial statements.

	2008	2007

	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning	$11,381	$14,139
Interest cost	512	588
Actuarial loss	1,149	640
Benefits paid	(645)	(5,579)
Special termination benefits	—	1,313
Change in plan provisions	—	280

Benefit obligation, ending	12,397	11,381

Change in plan assets:
Fair value of plan assets, beginning	8,957	13,762
Actual return on plan assets	35	774
Benefits paid	(645)	(5,579)
Contributions made	1,800	—

Fair value of plan assets, ending	10,147	8,957

Funded status	(2,250)	(2,424)
Unrecognized net loss	3,438	1,771

Accrued benefit cost	$(1,188)	$(653)

Amounts recognized in the consolidated balance sheets:

Accrued liabilities and other	$(2,250)	$(2,424)
Accumulated other comprehensive income	3,438	1,771

Net amount recognized	$(1,188)	$(653)

Components of net periodic benefit costs:

	2008	2007	2006

Service cost	$—	$—	$953
Interest cost	512	588	876
Expected return on plan assets	(579)	(775)	(940)
Amortization of prior service costs	—	—	337
Amortization of net loss	26	570	109
Change in plan provisions	—	280	—
Curtailment gain	—	—	(1,791)
Special termination benefits	—	1,313	369

Net periodic benefit cost	$(41)	$1,976	$(87)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of net loss	(26)	(570)
Net loss for the period	1,693	640

Total recognized in net periodic benefit cost and other comprehensive income	$1,626	$2,046

The Company recognized $560,000 of amortization of net loss in 2007 in connection with lump-sum payments disbursed by the qualified retirement plan to settle pension benefits with 31 of the 32 early retirement acceptees. The Company expects to recognize the $3.4 million of unrecognized loss, recorded in accumulated other comprehensive loss as of December 31, 2008, as the qualified pension plan makes settlement disbursements to all other participants during 2009.

The accumulated benefit obligation for the qualified retirement plan was $12.4 million and $11.4 million at December 31, 2008 and 2007, respectively.

Weighted average assumptions used by the Company in the determination of benefit obligations at December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Discount rate	4.00%	4.52%	5.00%
Rate of increase in compensation levels	—%	—%	4.50%

Weighted average assumptions used by the Company in the determination of net pension cost for the years ended December 31, 2008, 2007, and 2006 were as follows:

	2008	2007	2006

Discount rate	4.52%	5.00%	5.50%
Rate of increase in compensation level	—%	—%	4.50%
Expected long-term rate of return on plan assets	6.50%	6.50%	7.50%

The Company’s pension plan asset allocations based on market value at December 31, 2008 and 2007, by asset category were as follows:

	2008	2007

Asset Category:
Equity securities	6%	17%
Debt securities	64%	83%
Cash and cash equivalents	30%	—%

	100%	100%

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

Contributions

The Company expects to contribute approximately $2.3 million to the plan, and anticipates distributing approximately $12.4 million to participants, during 2009, subject to the receipt of approval from the IRS to terminate the plan. The Company contributed $1.8 million and $1.0 million to the plan during the years ended December 31, 2008 and 2006. No contribution was made during 2007.

The Company’s matching (and beginning in 2007, employer discretionary) contributions to the defined contribution 401(k) plan were approximately $1.6 million, $1.1 million and $370 thousand for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in expense for 2007 primarily reflects the employer discretionary contributions (up to 5% in the aggregate on qualified pay) in place of pension benefits following the freeze of the pension plan described above.

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

The Company contributed $129,000 and $120,000 to the participants’ accounts under the SERP during 2008 and 2007, respectively. At December 31, 2008 and 2007, the total liability due to participants in the SERP was $1.4 million and $2.6 million, respectively.

In order to provide some protection to the participants, the Company created a rabbi trust to hold assets sufficient to pay obligations under the SERP. The Company contributed the participants’ opening balances, and subsequent Company contributions based on compensation, to the trust. Assets within the trust were invested to mirror participant elections as to investment options (a mix of stock and bond mutual funds); investment income, gains and losses in the trust were used to determine investment returns on the participants’ balances in the SERP.

Note 10. Stock Incentive Plans

The Company maintains two shareholder-approved Company Stock Incentive Plans providing for the grant of equity based incentive compensation to essentially all employees. The 1995 Plan authorized grants of up to 1,440,000 shares of common stock over a ten-year period beginning in 1996. The term of the 1995 Plan expired in February of 2006. The 2005 Plan authorizes grants of up to 1,440,000 shares over a ten-year period beginning in 2005. Under both Plans, grants may take the form of stock awards, awards of options to acquire stock, stock appreciation rights, and other forms of equity based compensation. Prior to 2007, most awards were granted in the form of options to acquire stock as described more fully below; during 2007, both options to acquire stock and stock awards were granted. Details about the stock grants follow the discussion of the Company’s stock option grants.

The Company completed a three for one stock split in August 2007. All prior years’ numbers of options and option prices per share have been adjusted to reflect the impact of the split.

Option Awards

The option price for all grants has been the current market price at the time of the grant. Grants have generally provided that one-half of the options vest and become exercisable on each of the first and second anniversaries of the grant date, with the options expiring on the fifth anniversary of the grant date. In the year ended December 31, 2003, the

Company also issued a grant pursuant to which the options are vested over a five-year period beginning on the third anniversary of the grant date. The participant may exercise 20% of the total grant after each anniversary date from the third through the seventh year, with the options expiring on the tenth anniversary of the grant date. In the years ended December 31, 2005 and 2004, the Company also made grants pursuant to which the options would have vested over a four-year period beginning on the third anniversary of the grant date; all of these grants were cancelled during 2006 due to the grantees’ termination of employment.

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

During 2007 and 2008, the Company granted stock options to recently hired officers. These grants consist of both incentive and non-qualified stock options, vest 25% annually on the third, fourth, fifth and sixth anniversaries of the grant date, and have a maximum seven year life.

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

The fair value of each grant was estimated at the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2008	2007	2006

Dividend rate	1.09%	1.41%	1.02%
Risk-free interest rate	2.32%	4.24%	4.88%
Expected lives of options	5 years	5 years	2.7 years
Price volatility	40.14%	42.03%	39.06%

For 2006, the assumptions were used to calculate the fair value of the options classified as a liability. The fair value of options classified as a liability is calculated at the grant date and each subsequent reporting date until the options are settled. As of December 31, 2008, 2007 and 2006, 5,392, 10,656 and 15,534 options, respectively, were classified as liability-type options. For 2008 and 2007, the assumptions shown were used to calculate the fair value of the options granted to recently-hired officers; for the remaining liability-type options, change in fair value over the year was essentially equal to the change in the stock price, as the remaining term of these options ( three months as of December

31, 2008, and 15 months as of December 31, 2007) and its interaction with the other assumptions used in the option pricing model had little impact on the determination of fair value.

Volatility is based on the historical volatility of the price of the Company’s stock over the expected term of the options. The expected term represents the period of time that the options granted are expected to be outstanding. The risk free rate is based on the U.S. Treasury yield curve, in effect at the date the fair value of the options is calculated, with an equivalent term.

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those awards expected to vest. Compensation cost recognized in 2008, 2007 and 2006 totaled $67 thousand, $207 thousand and $350 thousand, respectively, and the income tax benefit for option-based compensation arrangements recognized in 2008, 2007 and 2006 was $7 thousand, $110 thousand and $105 thousand, respectively.

A summary of outstanding options at December 31, 2008, 2007 and 2006 and changes during the years ended on those dates is as follows:

	Options	Weighted Average Grant Price Per Option	Fair Value Per Option

Outstanding December 31, 2005	722,589	$8.24

Granted	—	—	n/a
Cancelled	(153,450)	9.41
Exercised	(201,177)	7.14

Outstanding December 31, 2006	367,962	8.36

Granted	60,000	20.50	$7.77
Cancelled	(1,773)	3.37
Exercised	(129,648)	3.31

Outstanding December 31, 2007	296,541	10.97

Granted	30,000	22.76	$7.90
Cancelled	(30,000)	20.50
Exercised	(71,616)	8.08

Outstanding December 31, 2008	224,925	$12.20

There were options for 224,925 shares outstanding at December 31, 2008 at a weighted average exercise price of $12.20 per share, an aggregate intrinsic value of $1.3 million and a weighted-average remaining contractual life of 3.3 years. There were options for 140,925 shares exercisable at December 31, 2008 at a weighted average exercise price of $9.01 per share, an aggregate intrinsic value of $1.3 million and a weighted-average remaining contractual life of 1.9 years. The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s average closing stock price of $18.08 during the year ended December 31, 2008.

During 2008, the total fair value of options vested was $45 thousand; the total intrinsic value of options exercised was $0.8 million; and no options-based liabilities were paid. During 2008, the total cash received as a result of employee stock option exercises was $0.6 million, and the actual tax benefit realized for the tax deductions was $27 thousand.

As of December 31, 2008, the total compensation cost related to nonvested options not yet recognized is $0.3 million which will be recognized over a weighted-average period of 5 years.

Stock Awards

During 2007, the Company made two grants of shares under the 2005 Plan. In September 2007, the Company granted 68,130 performance shares to all members of the Board of Directors and essentially all employees during 2007. Directors and senior management in the aggregate were granted 23,404 performance shares (“management shares”); all other employees in the aggregate were granted 44,726 performance shares (“employee shares”). Management shares can vest at the fifth, sixth, seventh or eighth anniversary of the grant date if, for the thirty day period ending on the day prior to the respective anniversary date, the average closing price of a share of the Company’s common stock exceeds a defined target price. The target price for each anniversary date is equal to the grant date market price ($20.50 per share) plus $1.64 for each year since the grant date. Except for normal retirement, shares will vest only if the target price is achieved and the recipient has remained employed through the anniversary date that the target price is achieved on. Employee shares can vest at the fourth or fifth anniversary of the grant date on otherwise similar terms.

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

The Company has estimated expected forfeitures of 40% for management shares and 35% for employee shares. Through December 31, 2007, 1,324 employee shares were forfeited due to employees’ termination of employment, and an additional 6,573 employee shares and 1,992 management shares were forfeited during the year ended December 31, 2008.

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

Compensation cost recognized in 2007 for all share awards totaled $2.1 million, and the income tax benefit recognized was $910 thousand; during 2008, the Company recognized $0.1 million in compensation cost for shares awarded during 2007, and the income tax benefit for share-based compensation arrangements recognized in 2008 was $39 thousand.

Note 11. Major Customer

The Company has one major customer relationship that is a significant source of revenue. Approximately 69% of total operating revenues for the year ended December 31, 2008, 67% of total operating revenues for the year ended December 31, 2007, and 73% of total operating revenues for the year ended December 31, 2006 were generated by or through Sprint Nextel and its customers using the Company’s portion of Sprint Nextel’s nationwide PCS network. No other customer relationship generated more than 2.5% of the Company’s total operating revenues for the years ended December 31, 2008, 2007 or 2006.

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

Note 13. Lease Commitments

The Company leases land, buildings and tower space under various non-cancelable agreements, which expire between the years 2009 and 2050 and require various minimum annual rental payments. These leases typically include renewal options and escalation clauses. In general, tower leases have five or ten year initial terms with four renewal terms of five years each. The other leases generally contain certain renewal options for periods ranging from five to twenty years.

Future minimum lease payments under non-cancelable operating leases, including renewals that are reasonably assured at the inception of the lease, with initial variable lease terms in excess of one year as of December 31, 2008 are as follows:

Year Ending	Amount

(in thousands)
2009	$7,530
2010	6,812
2011	5,953
2012	4,769
2013	4,335
2014 and beyond	25,197

$54,596

The Company’s total rent expense was $7.6 million, $6.5 million, and $5.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As lessor, the Company has leased buildings, tower space and telecommunications equipment to other entities under various non-cancelable agreements, which require various minimum annual payments. The total minimum rental receipts at December 31, 2008 are as follows:

Year Ending	Amount

(in thousands)
2009	$3,580
2010	3,211
2011	1,803
2012	968
2013	348
2014 and beyond	175

$10,085

The Company’s total rent income was $10.1 million, $9.5 million, and $9.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 14. Acquisition

Rapid Communications

In August 2008, the Company entered into an asset purchase agreement with Rapid Communications, LLC, to acquire certain cable assets passing approximately 44,000 homes and serving approximately 17,000 homes in Virginia and West Virginia. On November 4, 2008, pursuant to an amendment in the agreement, the Company agreed to purchase these assets for $10 million. Effective December 1, 2008, the Company completed the acquisition and established Shentel Cable, a wholly-owned subsidiary of the Company, from the former Rapid Communications cable systems.

The results of Shentel Cable’s operations have been included in the consolidated financial statements since its acquisition. The Company plans to significantly upgrade these cable systems over the near term in order to offer customers in this region expanded services (including HDTV, Video on Demand, high-speed internet and voice services), all under the newly-created Shentel Cable brand.

The Company accounted for the acquisition using the purchase method in accordance with SFAS No. 141, Business Combinations. The net assets acquired were recorded at their estimated fair values. The major classes of assets and liabilities acquired were as follows:

Trade accounts receivable	$890
Property, plant and equipment	6,418
Intangible assets	3,110
Goodwill	1,234
Other assets	156

Total assets	$11,808

Current liabilities	$147
Deferred revenue	775

Total liabilities	$922

Net assets acquired	$10,886

The Company is unable to provide pro forma disclosure of operating results as if this acquisition had been completed on January 1, 2008, as the Company acquired only a portion of a business segment from Rapid Communications, LLC, and financial statements for our acquired portion are not available.

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

The Cable TV segment provides cable television services under various franchise agreements within the incorporated areas of Shenandoah County, Virginia, as well as in the unincorporated areas of Shenandoah County. Effective December 1, 2008, it also provides cable television service under various franchise agreements (acquired from Rapid Communications LLC) within various communities located in West Virginia and near Covington, Virginia.

Other includes Shenandoah Telecommunications Inc., ShenTel Service Company, Shenandoah Network Company, Shenandoah Long Distance Company, ShenTel Communications Company, Shentel Wireless Company and Converged Services of West Virginia.

Income (loss) recognized from equity method nonaffiliated investees by subsidiary is as follows:

Year	Holding	Telephone	Consolidated Totals

	(in thousands)
2008	$(759)	$10	$(749)
2007	840	93	933
2006	(65)	164	99

Selected financial data for each segment is as follows:

                    Year Ended December 31, 2008

In thousands

	PCS	Telephone	Mobile	Cable TV	Other	Eliminations	Consolidated Totals

External revenues
Service revenues	$92,149	$6,097	$—	$5,592	$6,984	$—	$110,822
Access charges	—	9,954	—	—	—	—	9,954
Facilities and tower lease	—	4,052	4,074	—	2,346	—	10,472
Equipment	5,214	23	—	56	602	—	5,895
Other	2,788	3,172	250	453	618	—	7,281

Total external revenues	100,151	23,298	4,324	6,101	10,550	—	144,424
Internal revenues	—	7,374	2,410	32	4,132	(13,948)	—

Total operating revenues	$100,151	$30,672	$6,734	$6,133	$14,682	$(13,948)	$144,424

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	33,536	6,847	2,199	4,205	9,141	(12,154)	43,774
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	16,811	4,701	812	1,594	6,446	(1,794)	28,570
Depreciation and amortization	16,330	6,594	884	1,250	1,376	—	26,434

Total operating expenses	66,677	18,142	3,895	7,049	16,963	(13,948)	98,778

Operating income (loss)	33,474	12,530	2,839	(916)	(2,281)	—	45,646

Non-operating income (expense)	213	47	50	(37)	1,474	(2,386)	(639)
Interest (expense)	(40)	(40)	(342)	(256)	(2,717)	2,386	(1,009)
Income taxes	(13,815)	(4,758)	(1,036)	462	1,478	—	(17,669)

Net income (loss) from continuing ops	$19,832	$7,779	$1,511	$(747)	$(2,046)	—	$26,329

Total assets	$104,777	$54,021	$15,453	$18,894	$187,880	$(115,044)	$265,981

Note: Converged Services’ assets are included in the Other segment total assets in all tables shown.

                    Year Ended December 31, 2007

In thousands

	PCS	Telephone	Mobile	Cable TV	Other	Eliminations	Consolidated Totals

External revenues
Service revenues	$80,054	$6,259	$—	$4,573	$6,882	$—	$97,768
Access charges	—	10,765	—	—	—	—	10,765
Travel/roaming revenue	45	—	—	—	—	—	45
Facilities and tower lease	—	3,940	3,704	—	2,049	—	9,693
Equipment	5,015	28	—	33	313	—	5,389
Other	2,193	3,187	243	420	662	—	6,705

Total external revenues	87,307	24,179	3,947	5,026	9,906	—	130,365
Internal revenues	—	6,356	2,216	32	3,680	(12,284)	—

Total operating revenues	$87,307	$30,535	$6,163	$5,058	$13,586	$(12,284)	$130,365

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	28,150	7,753	1,867	4,161	9,249	(10,556)	40,624
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	15,226	6,258	762	1,659	7,424	(1,728)	29,601
Depreciation and amortization	15,107	5,217	923	1,050	1,156	—	23,453

Total operating expenses	58,483	19,228	3,552	6,870	17,829	(12,284)	93,678

Operating income (loss)	28,824	11,307	2,611	(1,812)	(4,243)	—	36,687

Non-operating income (expense)	650	723	5	—	3,907	(2,823)	2,462
Interest (expense)	(221)	(4)	(388)	(273)	(3,810)	2,823	(1,873)
Income taxes	(12,296)	(4,402)	(964)	826	1,724	—	(15,112)

Net income (loss) from continuing ops	$16,957	$7,624	$1,264	$(1,259)	$(2,422)	—	$22,164

Total assets	$78,278	$55,364	$15,617	$7,903	$178,239	$(113,877)	$221,524

                    Year Ended December 31, 2006

In thousands

	PCS	Telephone	Mobile	Cable TV	Other	Eliminations	Consolidated Totals

External revenues
Service revenues	$75,509	$6,440	$—	$4,611	$6,609	$—	$93,169
Access charges	—	11,319	—	—	—	—	11,319
Travel/roaming revenue	34,048	—	—	—	—	—	34,048
Facilities and tower lease	—	4,157	3,412	—	1,899	—	9,468
Equipment	4,210	28	—	48	534	—	4,820
Other	1,688	3,099	183	306	794	—	6,070

Total external revenues	115,455	25,043	3,595	4,965	9,836	—	158,894
Internal revenues	—	5,427	1,656	32	2,557	(9,672)	—

Total operating revenues	$115,455	$30,470	$5,251	$4,997	$12,393	$(9,672)	$158,894

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	52,511	6,868	1,595	3,241	8,496	(8,355)	64,356
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	32,958	4,491	687	1,200	8,424	(1,317)	46,443
Depreciation and amortization	14,326	4,755	878	1,104	1,303	—	22,366

Total operating expenses	99,795	16,114	3,160	5,545	18,223	(9,672)	133,165

Operating income (loss)	15,660	14,356	2,091	(548)	(5,830)	—	25,729

Non-operating income (expense)	262	11,144	11	25	3,618	(3,509)	11,551
Interest (expense)	(1,250)	(180)	(392)	(287)	(3,762)	3,509	(2,362)
Income taxes	(5,908)	(10,005)	(661)	197	2,187	—	(14,190)
Cumulative effect of a change in accounting, net of tax	(11)	(27)	(1)	(7)	(31)	—	(77)

Net income (loss) from continuing ops	$8,753	$15,288	$1,048	$(620)	$(3,818)	$—	$20,651

Total assets	$78,637	$62,619	$15,758	$8,205	$185,254	$(142,753)	$207,720

Note 16. Quarterly Results (unaudited)

The following table shows selected quarterly results for the Company.
(in thousands except per share data)

For the year ended December 31, 2008	First	Second	Third	Fourth	Total

Operating revenues	$33,587	$36,308	$37,409	$37,120	$144,424
Operating income	9,597	13,687	12,597	9,765	45,646
Net income from continuing operations	5,465	8,070	7,442	5,352	26,329
Net income	4,792	7,250	6,807	5,556	24,405

Net income from continuing operations per share – basic and diluted	$0.23	$0.34	$0.32	$0.23	$1.12
Net income per share – basic and diluted	0.20	0.31	0.29	0.24	1.04

For the year ended December 31, 2007	First	Second	Third	Fourth	Total

Operating revenues	$30,455	$32,644	$32,656	$34,610	$130,365
Operating income	8,242	11,244	9,723	7,478	36,687
Net income from continuing operations	4,788	6,909	6,024	4,443	22,164
Net income	4,071	5,947	5,107	3,678	18,803

Net income from continuing operations per share – basic and diluted	$0.20	$0.29	$0.26	$0.19	$0.94
Net income per share – basic and diluted	0.17	0.25	0.22	0.16	0.80

Note 17. Gain on Sale of RTB Stock

During 2005, the board of directors of the Rural Telephone Bank (“RTB”) adopted a number of resolutions for the purpose of dissolving the RTB as of October 1, 2005. During 2006, the Company received $11.3 million in proceeds, and recognized a gain of approximately $6.4 million, net of tax, related to the dissolution of the RTB and the redemption of the stock. During 2007, the Company received a final distribution of $0.1 million from the RTB.

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

4.2	Shenandoah Telecommunications Company Dividend Reinvestment Plan filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-74297).

4.3	Specimen representing the Common Stock, no par value, of Shenandoah Telecommunications Company, filed as Exhibit 4.3 to the Company’s Report on Form 10-K for the year ended December 31, 2007.

10.1	Shenandoah Telecommunications Company Stock Incentive Plan filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-21733).

10.2	Shenandoah Telecommunications Company Dividend Reinvestment Plan filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3D (No. 333-74297).

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

10.37

Asset Purchase Agreement dated August 6, 2008, between Rapid Communications, LLC, Rapid Acquisition Company, LLC, and Shentel Cable Company, filed as Exhibit 10.37 to the Company’s Report on Form 10-Q for the period ended June 30, 2008.

10.38

Agreement Regarding Amendments to and Consents Regarding Loan Documents between CoBank, ACB and Shenandoah Telecommunications Company, filed as Exhibit 10.38 to the Company’s Current Report on Form 8-K dated November 7, 2008.

10.39

Fourth Supplement to the Master Loan Agreement dated as of November 30, 2004, between CoBank, ACB and Shenandoah Telecommunications Company, filed as Exhibit 10.39 to the Company’s Current Report on Form 8-K dated November 7, 2008.

10.40

Amendment Number 1 to the Asset Purchase Agreement dated August 6, 2008, between Rapid Communications, LLC, Rapid Acquisition Company, LLC, and Shentel Cable Company, filed as Exhibit 10.40 to the Company’s Current Report on Form 8-K dated November 7, 2008.

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