Form 10-Q
period 2009-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2009-05-05
CIK 354963

UNITED STATES OF AMERICA SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding on April 22, 2009 was 23,636,230.

SHENANDOAH TELECOMMUNICATIONS COMPANY
INDEX

		Page Numbers

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets March 31, 2009 and December 31, 2008	3-4

	Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2009 and 2008	5

	Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Three Months Ended March 31, 2009 and the Year Ended December 31, 2008	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008	7-8

	Notes to Unaudited Condensed Consolidated Financial Statements	9-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits	24

	Signatures	25

	Exhibit Index	26

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	March 31, 2009	December 31, 2008

Current Assets
Cash and cash equivalents	$18,653	$5,240
Accounts receivable, net	14,379	16,131
Vendor credits receivable	3,181	5,232
Income taxes receivable	2,414	7,366
Materials and supplies	5,711	6,376
Prepaid expenses and other	2,879	2,283
Assets held for sale	10,589	28,310
Deferred income taxes	1,217	1,483

Total current assets	59,023	72,421

Investments, including $1,405 and $1,440 carried at fair value	7,856	8,388

Property, Plant and Equipment
Plant in service	324,710	321,044
Plant under construction	11,426	5,076

	336,136	326,120
Less accumulated amortization and depreciation	157,542	150,499

Net property, plant and equipment	178,594	175,621

Other Assets
Intangible assets, net	3,031	3,163
Cost in excess of net assets of businesses acquired	4,547	4,547
Deferred charges and other assets, net	1,734	1,841

Net other assets	9,312	9,551

Total assets	$254,785	$265,981

See accompanying notes to unaudited condensed consolidated financial statements.

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	March 31, 2009	December 31, 2008

Current Liabilities
Current maturities of long-term debt	$5,509	$4,399
Accounts payable	5,723	5,607
Advanced billings and customer deposits	5,076	5,151
Accrued compensation	1,197	2,584
Liabilities held for sale	928	1,013
Accrued liabilities and other	4,972	5,631

Total current liabilities	23,405	24,385

Long-term debt, less current maturities	36,765	36,960

Other Long-Term Liabilities
Deferred income taxes	23,372	30,401
Deferred lease payable	3,329	3,142
Other liabilities	3,889	3,485

Total other liabilities	30,590	37,028

Commitments and Contingencies

Shareholders’ Equity
Common stock	16,683	16,139
Retained earnings	149,867	154,002
Accumulated other comprehensive loss, net of tax	(2,525)	(2,533)

Total shareholders’ equity	164,025	167,608

Total liabilities and shareholders’ equity	$254,785	$265,981

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008

Operating revenues	$40,102	$33,587

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	12,631	10,615
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,543	7,073
Depreciation and amortization	7,783	6,302

Total operating expenses	27,957	23,990

Operating income	12,145	9,597

Other income (expense):
Interest expense	(531)	(334)
Gain (loss) on investments, net	(627)	(449)
Non-operating income, net	167	205

Income from continuing operations before income taxes	11,154	9,019

Income tax expense	4,920	3,560

Net income from continuing operations	6,234	5,459
Loss from discontinued operations, net of tax benefits of $6,754 and $420, respectively	(10,369)	(667)

Net income (loss)	$(4,135)	$4,792

Basic and diluted income (loss) per share:

Net income from continuing operations	$0.26	$0.23
Loss from discontinued operations	(0.44)	(0.03)

Net income (loss)	$(0.18)	$0.20

Weighted average shares outstanding, basic	23,622	23,521

Weighted average shares, diluted	23,693	23,587

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2007	23,509	$14,691	$136,667	$(1,739)	$149,619
Comprehensive income:
Net income	—	—	24,405	—	24,405
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	—	—	—	137	137
Net unrealized loss from pension plans, net of tax	—	—	—	(931)	(931)

Total comprehensive income					23,611

Dividends declared ($0.30 per share)	—	—	(7,070)	—	(7,070)
Dividends reinvested in common stock	24	550	—	—	550
Stock-based compensation	—	161	—	—	161
Conversion of liability classified awards to equity classified awards	—	65	—	—	65
Common stock issued through exercise of incentive stock options	72	597	—	—	597
Net excess tax benefit from stock options exercised	—	75	—	—	75

Balance, December 31, 2008	23,605	$16,139	$154,002	$(2,533)	$167,608
Comprehensive income (loss):
Net loss	—	—	(4,135)	—	(4,135)
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	—	—	—	8	8

Total comprehensive loss					(4,127)

Stock-based compensation	—	139	—	—	139
Conversion of liability classified awards to equity classified awards	—	85	—	—	85
Common stock issued through exercise of incentive stock options	31	262	—	—	262
Net excess tax benefit from stock options exercised	—	58	—	—	58

Balance, March 31, 2009	23,636	$16,683	$149,867	$(2,525)	$164,025

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2009	2008

Cash Flows from Operating Activities
Net income (loss)	$(4,135)	$4,792
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment on assets held for sale	17,545	—
Depreciation	7,656	7,352
Amortization	127	156
Stock based compensation expense	116	(47)
Excess tax benefits on stock option exercises	(58)	(44)
Deferred income taxes	(6,762)	(789)
Loss on disposal of assets	257	42
Realized losses on investments carried at fair value	181	39
Unrealized (gains) losses on investments carried at fair value	(96)	158
Net (gain) loss from patronage and equity investments	485	237
Other	516	(190)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	2,119	688
Materials and supplies	665	22
Increase (decrease) in:
Accounts payable	186	588
Deferred lease payable	185	35
Other prepaids, deferrals and accruals	2,249	1,231

Net cash provided by operating activities	$21,236	$14,270

Cash Flows From Investing Activities
Purchase and construction of plant and equipment	$(9,077)	$(7,757)
Proceeds from sale of equipment	57	108
Purchase of investment securities	(41)	(63)
Proceeds from investment activities	3	56

Net cash used in investing activities	$(9,058)	$(7,656)

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2009	2008

Cash Flows From Financing Activities
Principal payments on long-term debt	$(1,085)	$(1,048)
Amounts borrowed under debt agreements	2,000	—
Excess tax benefits on stock option exercises	58	44
Proceeds from exercise of incentive stock options	262	140

Net cash provided by (used in) financing activities	$1,235	$(864)

Net increase in cash and cash equivalents	$13,413	$5,750

Cash and cash equivalents:
Beginning	5,240	17,245

Ending	$18,653	$22,995

Supplemental Disclosures of Cash Flow Information
Cash payments for:

Interest	$511	$340

Income taxes	$103	$2

During the three months ended March 31, 2009, the Company utilized $2,051 of vendor credits receivable to reduce cash paid for acquisitions of property, plant and equipment.

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The interim condensed consolidated financial statements of Shenandoah Telecommunications Company and Subsidiaries (collectively, the “Company”) are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein. All such adjustments were of a normal and recurring nature. These statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The balance sheet information at December 31, 2008 was derived from the audited December 31, 2008 consolidated balance sheet.

2. Operating revenues and income from operations for any interim period are not necessarily indicative of results that may be expected for the entire year.

3. In September 2008, the Company announced its intention to sell its Converged Services operation, and the related assets and liabilities were reclassified as held for sale in the consolidated balance sheet and the historical operating results were reclassified as discontinued operations. Depreciation and amortization on long-lived assets was also discontinued.

The Company began an auction process with respect to the sale of the Converged Services assets in the fourth quarter of 2008. The Company determined, both at September 30, 2008 and December 31, 2008, based on its analysis of similar transactions, comparable values for other companies in the industry, and the broad range of values indicated by potential buyers during the early stages of the auction process, that no write-down of the carrying value of the net assets held for sale was required.

Subsequently, in connection with the preparation of the accompanying financial statements, based upon changes in the marketplace for this type of asset and further developments in the auction process, the Company has determined that the fair value of Converged Services has declined from earlier estimates. Accordingly, the Company has recorded an impairment loss of $17.5 million ($10.7 million, net of taxes) to reduce the carrying value of these assets to their estimated fair value less cost to sell.

Assets and liabilities held for sale consisted of the following:

	March 31, 2009	December 31, 2008

Assets held for sale:
Property, plant and equipment, net	$7,391	$15,414
Goodwill	—	6,539
Intangible assets, net	915	1,931
Deferred charges	1,603	3,384
Other assets	680	1,042

	$10,589	$28,310

Liabilities:
Other liabilities	$928	$1,013

Discontinued operations included the following amounts of operating revenue and loss before income taxes:

	Three Months Ended March 31,

	2009	2008

Operating revenues	$3,556	$2,900
Loss before income taxes	$(17,123)	$(1,088)

4. Basic net income (loss) per share was computed on the weighted average number of shares outstanding. Diluted net income (loss) per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period for all dilutive stock options. During 2007, the Company issued approximately 68,000 performance share units that are “contingently issuable shares” under the treasury stock method. Based upon the Company’s stock price during the thirty day periods prior to March 31, 2009 and 2008, these shares did not meet the threshold to be considered dilutive shares, and were excluded from the respective diluted net income per share computations. At March 31, 2009, approximately 57,000 share units were outstanding, while at March 31, 2008, approximately 62,000 performance share units were outstanding. During February 2009, the Company issued approximately 169,000 options to purchase shares at an exercise price of $25.26 per share. Based upon the Company’s average daily closing price for the quarter, these options were anti-dilutive and were excluded from the dilutive net income (loss) per share calculation for the first quarter of 2009. There were no adjustments to net income (loss).

5. Investments include $1.4 million of investments carried at fair value as of March 31, 2009 and December 31, 2008, consisting of equity, bond and money market mutual funds. These investments were acquired under a rabbi trust arrangement related to a non-qualified supplemental retirement plan maintained by the Company. During the three months ended March 31, 2009, the Company contributed $41 thousand to the trust, recognized net losses on dispositions of investments of $181 thousand, recognized $9 thousand in dividend and interest income from investments, and recognized net unrealized gains of $96 thousand on these investments. Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds.

6. SFAS Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers. During 2009, the Company restructured its business segments to reflect changes in the Company’s corporate direction and strategy in response to changes in the economic environment and other factors. The Company now has three reportable segments, which the Company operates and manages as strategic business units organized by lines of business: (1) Wireless, (2) Wireline, and (3) Cable TV. The Other column primarily includes Shenandoah Telecommunications Company, the parent holding company. Prior period comparative information has been restated to conform to the current structure.

The Wireless segment provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, as a Sprint PCS Affiliate of Sprint Nextel. This segment also owns cell site towers built on leased land, and leases space on these towers to both affiliates and non-affiliated service providers.

The Wireline segment provides regulated and unregulated voice services, dial-up and DSL internet access, and long distance access services throughout Shenandoah County, Virginia, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland.

The Cable TV segment provides cable television services in Shenandoah County, Virginia, and beginning December 1, 2008, in various franchise areas in West Virginia and Alleghany County, Virginia.

Selected financial data for each segment is as follows:

Three months ended March 31, 2009

(In thousands)

	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$25,360	$3,265	$3,606	$—	$—	$32,231
Access charges	—	2,357	—	—	—	2,357
Facilities and tower lease	1,079	1,480	—	—	—	2,559
Equipment	1,270	34	12	—	—	1,316
Other	473	948	218	—	—	1,639

Total external revenues	28,182	8,084	3,836	—	—	40,102
Internal Revenues	622	3,068	8	—	(3,698)	—

Total operating revenues	28,804	11,152	3,844	—	(3,698)	40,102

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	8,974	4,006	2,836	53	(3,238)	12,631
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,167	1,669	1,182	985	(460)	7,543
Depreciation and amortization	4,801	2,152	745	85	—	7,783

Total operating expenses	17,942	7,827	4,763	1,123	(3,698)	27,957

Operating income (loss)	10,862	3,325	(919)	(1,123)	—	12,145

Non-operating income (expense)	(23)	(19)	(13)	(105)	(300)	(460)
Interest expense	(112)	(64)	(38)	(617)	300	(531)

Income (loss) from continuing operations before income taxes	10,727	3,242	(970)	(1,845)	—	11,154
Income taxes	(4,454)	(1,229)	368	395	—	(4,920)

Net income (loss) from continuing operations	$6,273	$2,013	$(602)	$(1,450)	$—	$6,234

Three months ended March 31, 2008

(In thousands)

	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals

External Revenues
Service revenues	$21,052	$3,267	$1,206	$—	$—	$25,525
Access charges	—	2,493	—	—	—	2,493
Facilities and tower lease	987	1,653	—	—	—	2,640
Equipment	1,300	84	17	—	—	1,401
Other	473	953	102	—	—	1,528

Total external revenues	23,812	8,450	1,325	—	—	33,587
Internal Revenues	595	2,972	8	—	(3,575)	—

Total operating revenues	24,407	11,422	1,333	—	(3,575)	33,587

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	8,916	3,800	910	116	(3,127)	10,615
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,634	1,727	317	843	(448)	7,073
Depreciation and amortization	4,224	1,747	257	74	—	6,302

Total operating expenses	17,774	7,274	1,484	1,033	(3,575)	23,990

Operating income (loss)	6,633	4,148	(151)	(1,033)	—	9,597

Non-operating income (expense)	76	(20)	(11)	266	(555)	(244)
Interest expense	(84)	(104)	(65)	(636)	555	(334)

Income (loss) from continuing operations before income taxes	6,625	4,024	(227)	(1,403)	—	9,019
Income taxes	(2,745)	(1,536)	86	635	—	(3,560)

Net income (loss) from continuing operations	$3,880	$2,488	$(141)	$(768)	$—	$5,459

The Company’s assets by segment are as follows:

(In thousands)

	March 31, 2009	December 31, 2008

Wireless	$120,142	$120,597
Wireline	71,401	67,884
Cable TV	19,620	19,065
Other (includes assets held for sale)	190,783	196,932

Combined totals	401,946	404,478
Inter-segment eliminations	(147,161)	(138,497)

Consolidated totals	$254,785	$265,981

7. The Company files U.S. federal income tax returns and various state and local income tax returns. With few exceptions, years prior to 2005 are no longer subject to examination. No state or federal income tax audits were in process as of March 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements. All statements regarding Shenandoah Telecommunications Company’s expected future financial position and operating results, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements. We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct. The Company’s actual results could be materially different from its expectations because of various factors, including those discussed below and under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008. The following management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008, including the financial statements and related notes included therein.

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries. These subsidiaries provide local exchange telephone services and wireless personal communications services (as a Sprint PCS affiliate of Sprint Nextel), as well as cable television, video, Internet and data services, long distance, sale of telecommunications equipment, fiber optics facilities, paging and leased tower facilities. The Company has the following three reporting segments, which it operates and manages as strategic business units organized by lines of business:

•

Wireless, which provides wireless personal communications services, or PCS, as a Sprint PCS Affiliate of Sprint Nextel, through Shenandoah Personal Communications Company, and tower facilities for personal communications services, leased to both affiliated and non-affiliated entities through Shenandoah Mobile Company;

•

Wireline, which involves the provision of regulated and non-regulated telephone services, internet access, and leased fiber optic facilities, primarily through Shenandoah Telephone Company, ShenTel Service Company, and Shenandoah Network Company, respectively, and long-distance and CLEC services through Shenandoah Long Distance Company, ShenTel Communications Company and Converged Services of West Virginia; and

•

Cable TV, which involves the provision of cable television services, through Shenandoah Cable Television Company in Shenandoah County, Virginia, and since December 1, 2008, in Alleghany County, Virginia and various locales throughout West Virginia, through Shentel Cable Company.

The Other category includes the provision of investments and management services to its subsidiaries, through Shenandoah Telecommunications Company.

In September 2008, the Company announced its intention to sell its Converged Services operation, and the related assets and liabilities were reclassified as held for sale in the consolidated balance sheet and the historical operating results were reclassified as discontinued operations. Depreciation and amortization on long-lived assets was also discontinued.

The Company began an auction process with respect to the sale of the Converged Services assets in the fourth quarter of 2008. The Company determined, both at September 30, 2008 and December 31, 2008, based on its analysis of similar transactions, comparable values for other companies in the industry, and the broad range of values indicated by potential buyers during the early stages of the auction process, that no write-down of the carrying value of the net assets held for sale was required.

Subsequently, in connection with the preparation of the accompanying financial statements, based upon changes in the marketplace for this type of asset and further developments in the auction process, the Company has determined that the fair value of Converged Services has declined from earlier estimates. Accordingly, the Company has recorded an impairment loss of $17.5 million ($10.7 million, net of taxes) to reduce the carrying value of these assets to their estimated fair value less cost to sell.

Additional Information About the Company’s Business

The following table shows selected operating statistics of the Company for the three months ending on, or as of, the dates shown:

	March 31, 2009	Dec. 31, 2008	March 31, 2008	Dec. 31, 2007

Retail PCS Subscribers	213,054	211,462	194,105	187,303
PCS Market POPS (000) (1)	2,310	2,310	2,305	2,297
PCS Covered POPS (000) (1)	1,963	1,931	1,825	1,814
PCS Average Monthly Retail Churn% (2)	2.15%	1.87%	1.98%	2.32%
CDMA Base Stations (sites)	419	411	352	346
EVDO-enabled sites	237	211	53	52
EVDO Covered POPS (000) (1)	1,717	1,663	645	624
Towers (100 foot and over)	104	103	101	101
Towers (under 100 foot)	16	15	15	14
Telephone Access Lines	24,092	24,209	24,430	24,536
Total Switched Access Minutes (000)	86,577	90,460	89,133	92,331
Originating Switched Access Minutes (000)	25,297	25,425	25,747	26,128
Long Distance Subscribers	10,730	10,842	10,758	10,689
Long Distance Calls (000) (3)	7,810	7,981	7,734	7,944
Total Fiber Miles – Wireline	46,733	46,733	38,583	35,872
Fiber Route Miles – Wireline	756	756	667	647
DSL Subscribers	10,283	10,038	8,658	8,136
Dial-up Internet Subscribers	4,770	5,151	6,851	7,547
Cable Television Subscribers (4)	25,244	25,369	8,277	8,303
Employees (full time equivalents)	436	445	401	411

1)

POPS refers to the estimated population of a given geographic area and is based on information purchased by Sprint Nextel from Geographic Information Services. Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the network’s service area.

2)	PCS Average Monthly Retail Churn is the average of the three monthly subscriber turnover, or churn, calculations for the period.

3)	Originated by customers of the Company’s Telephone subsidiary.

4)	The increase at December 31, 2008 is primarily a result of the acquisition of cable customers from Rapid Communications, LLC, on December 1, 2008.

Results of Operations

Three Months Ended March 31, 2009 Compared with the Three Months Ended March 31, 2008

Consolidated Results

The Company’s consolidated results for the first quarter of 2009 and 2008 are summarized as follows:

(in thousands)	Three Months Ended March 31,		Change
	2009	2008	$	%

Operating revenues	$40,102	$33,587	$6,515	19.4
Operating expenses	27,957	23,990	3,967	16.5
Operating income	12,145	9,597	2,548	26.5
Other income (expense)	(991)	(578)	(413)	71.5
Income tax provision	4,920	3,560	1,360	38.2
Net income from continuing operations	$6,234	$5,459	$775	14.2

Operating revenues

For the three months ended March 31, 2009, operating revenue increased $6.5 million, or 19.4%, primarily due to increased service revenue in the Wireless segment and the additional revenue from the Shentel Cable acquisition in late 2008. For the quarter ended March 31, 2009, Wireless operating revenues increased $4.4 million, or 18.0%, while the incremental Shentel Cable revenues in the Cable TV segment totaled $2.6 million for the quarter. All other Company revenues decreased by $0.5 million, compared to the three months ended March 31, 2008.

Operating expenses

For the quarter ended March 31, 2009, operating expenses increased $4.0 million, or 16.5%, compared to the 2008 period. The incremental costs of the Shentel Cable operations accounted for $3.2 million of the year over year increase. Additional depreciation expense on improvements to the Company’s fiber optic network and to support expanded coverage and additional services, specifically EVDO high speed wireless internet data access availability, accounted for the remainder of the increase in operating expenses.

Other income (expense)

The decrease of $0.4 million reflected in other income (expense) reflects losses on investments held by the Company, including several investments in technology-related development stage companies.

Income tax provision

The Company’s effective tax rate on income from continuing operations increased from 39.5% in the first quarter of 2008 to 44.1% in the first quarter of 2009 due to the settlement of an income tax dispute with the State of Pennsylvania, and an adjustment of estimated tax accruals in the first quarter of 2009 to reflect actual tax payments.

Net income from continuing operations

For the three months ended March 31, 2009, net income from continuing operations increased $0.8 million, as operating income increased due to operating revenues increasing faster than operating expenses, offset by losses on investments and increased taxes.

Wireless

The Company’s Wireless segment provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, through Shenandoah PCS Company (“PCS”), a Sprint PCS Affiliate of Sprint Nextel. This segment also leases land on which it builds Company-owned cell towers, which it leases to affiliated and non-affiliated wireless service providers, throughout the same four-state area described above, through Shenandoah Mobile Company (“Mobile”).

PCS receives revenues from Sprint Nextel for subscribers that obtain service in PCS’s network coverage area. PCS relies on Sprint Nextel to provide timely, accurate and complete information to record the appropriate revenue for each financial period. Revenues received from Sprint Nextel are recorded net of two fees, totaling 16.8% of net billed revenue as defined, retained by Sprint Nextel.

PCS had 419 PCS base stations in service at March 31, 2009, compared to 352 base stations in service at March 31, 2008. As of March 31, 2009, PCS had 237 EVDO-enabled sites, up from 53 EVDO-enabled sites operating as of March 31, 2008, covering 87% of our currently covered population. As many as 60 base stations and 80 EVDO-enabled sites are expected to be added by year end 2009.

The Company’s average PCS retail customer turnover, or churn rate, was 2.15% in the first quarter of 2009, compared to 1.98% in the first quarter of 2008. As of March 31, 2009, the Company had 213,054 retail PCS subscribers compared to 194,105 subscribers at March 31, 2008. The PCS operation added 1,592 net retail customers in the first quarter of 2009 compared to 6,802 net retail subscribers added in the first quarter of 2008.

Mobile owned 118 towers at March 31, 2009, up from 114 at March 31, 2008. Mobile expects to complete 15 or more new towers during the remainder of 2009. At March 31, 2009, Mobile had 115 leases for affiliate cell sites, and 183 non-affiliate leases, compared to 109 affiliate and 169 non-affiliate leases as of March 31, 2008.

(in thousands)	Three Months Ended March 31,		Change
	2009	2008	$	%

Segment operating revenues
Wireless service revenue	$25,360	$21,052	$4,308	20.5
Tower lease revenue	1,700	1,581	119	7.5
Equipment revenue	1,270	1,300	(30)	(2.3)
Other revenue	474	474	—	—

Total segment operating revenues	28,804	24,407	4,397	18.0

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	8,974	8,916	58	0.7
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,167	4,634	(467)	(10.1)
Depreciation and amortization	4,801	4,224	577	13.7

Total segment operating expenses	17,942	17,774	168	0.9

Segment operating income	$10,862	$6,633	$4,229	63.8

Operating revenues

Wireless service revenue increased $4.3 million, or 20.5%, for the three months ended March 31, 2009, compared to the comparable 2008 period. Average subscribers increased 11.2% in the current quarter compared to the 2008 first quarter, while subscribers upgrading to unlimited usage plans also added to revenue growth. Total credits against gross billed revenue increased 7.6%, while bad debt write-offs declined 31.7%, compared to the first three months of 2008.

The increase in tower lease revenue resulted primarily from additional cell site leases to non-affiliates.

Cost of goods and services

Cost of goods and services increased $58 thousand in 2009 from the first quarter of 2008. Costs of the expanded network coverage and roll-out of EVDO coverage resulted in a $1.6 million increase in network costs and a $0.2 million increase in maintenance costs. Network costs include rent for additional tower and co-location sites, and power and line costs to haul data to and from sites. Customer retention costs (including the costs of handsets used for upgrades and warranty and insurance replacements) had increased substantially in the first quarter of 2008 as a result of efforts to reduce churn that had increased substantially in late 2007; such costs decreased $1.7 million from the first quarter of 2008.

Network costs are expected to increase in future periods as additional EVDO sites are brought on-line, and as new towers and base stations are added to expand our network coverage and capacity. Customer retention costs may also increase, as churn has increased in the first quarter of 2009 compared to the latter periods of 2008.

Selling, general and administrative

Selling, general and administrative expenses decreased $0.5 million in 2009 from the first quarter of 2008, due to a reduction in commissions paid to third party distribution channels due to a reduction in gross customer additions and a reduction in the rates paid per addition, which contributed equally to the overall reduction.

Depreciation and amortization

Depreciation and amortization increased approximately $0.6 million in 2009 over 2008, due to capital projects for EVDO capability and new cell sites placed in service beginning in the fourth quarter of 2007 and continuing throughout 2008. Depreciation is expected to continue to increase as additional sites are brought on-line in 2009.

Wireline

The Wireline segment is comprised of several subsidiaries providing telecommunications services. Through these subsidiaries, this segment provides regulated and unregulated voice services, dial-up and DSL internet access, and long distance access services throughout Shenandoah County, Virginia, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland.

(in thousands)	Three Months Ended March 31,		Change
	2009	2008	$	%

Segment operating revenues
Service revenue	$3,448	$3,424	$24	0.7
Access revenue	3,015	3,036	(21)	(0.7)
Facilities lease revenue	3,341	3,550	(209)	(5.9)
Equipment revenue	34	84	(50)	(59.5)
Other revenue	1,314	1,328	(14)	(1.1)

Total segment operating revenues	11,152	11,422	(270)	(2.4)

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	4,006	3,800	206	5.4
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,669	1,727	(58)	(3.4)
Depreciation and amortization	2,152	1,747	405	23.2

Total segment operating expenses	7,827	7,274	553	7.6

Segment operating income	$3,325	$4,148	$(823)	(19.8)

Operating revenues

Facilities lease revenue decreased $0.2 million, or 5.9%, due primarily to the termination of several short-term circuit leases during 2008.

Cost of goods and services

Cost of goods and services increased $0.2 million, due primarily to a gain of $0.1 million recognized in 2008 on asset disposals.

Depreciation and amortization

Depreciation and amortization expense increased due to capital projects placed in service in 2008 relating to fiber related upgrades and redundancy projects, and improvements to our DSL plant to increase customer connection speeds.

Cable Television

The Cable TV segment provides analog, digital and high-definition television signals under franchise agreements within Shenandoah County, Virginia, and since December 1, 2008, in various locales in West Virginia and in Alleghany County, Virginia. As of March 31, 2009, it served 25,244 customers, up from 8,277 subscribers served as of March 31, 2008. Essentially all of the increase resulted from the acquisition of cable assets and customers from Rapid Communications, LLC, completed December 1, 2008. Since the acquisition, the Company has been working to upgrade many of the acquired systems, and is close to completing upgrades in the Alleghany County, Virginia, market. The Company expects to introduce expanded service offerings in this market in the second quarter of 2009, with additional expansion as markets in West Virginia are upgraded through 2010. The Company expects to spend $25 million on these upgrades.

(in thousands)	Three Months Ended March 31,		Change
	2009	2008	$	%

Segment operating revenues
Service revenue	$3,606	$1,206	$2,400	199.0
Equipment and other revenue	238	127	111	87.4

Total segment operating revenues	3,844	1,333	2,511	188.4

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	2,836	910	1,926	211.6
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,182	317	865	272.9
Depreciation and amortization	745	257	488	189.9

Total segment operating expenses	4,763	1,484	3,279	221.0

Segment operating loss	$(919)	$(151)	$(768)	n/m

Operating revenues and expenses

The increases in operating revenues and expenses shown above primarily reflect the impact of the acquisition from Rapid Communications, LLC.

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

Sources and Uses of Cash. The Company generated $21.2 million of net cash from operations in the first three months of 2009, compared to $14.3 million in the first three months of 2008. Increased net income (adjusted for the non-cash impairment charge on assets held for sale, net of tax effects) and depreciation combined with a reduction in our accounts receivable balance from Sprint Nextel during the quarter (principally due to timing of certain cash receipts immediately after year end 2008) generated most of the increase.

Indebtedness. As of March 31, 2009, the Company’s indebtedness totaled $42.3 million, with an annualized overall weighted average interest rate of approximately 4.68%. The balance included $25.7 million at a variable rate of 2.91% that resets weekly, with the balance at a variety of fixed rates ranging from 6.67% to 8.05%. As of March 31, 2009, the Company was in compliance with the covenants in its credit agreements.

The Company has the ability to borrow approximately $9.8 million as of March 31, 2009, under a revolving reducing credit facility established in 2004. No balances are currently outstanding on this facility.

The Company entered into a $52 million delayed draw term loan in October, 2008, to fund capital expenditures, the Rapid Communications acquisition, and other corporate purposes. The Company borrowed $2 million under this facility during the first quarter of 2009, and has $26.3 million available on this facility as of March 31, 2009, and it may make draws against this facility through December 31, 2009. Repayments under this facility begin on March 31, 2010, in 24 equal quarterly installments based upon the outstanding balance as of December 31, 2009.

The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. Capital expenditures budgeted for 2009 total approximately $73 million, including approximately $30.3 million in our Wireless segment for additional PCS base stations and towers to expand our network coverage and capacity (principally in Pennsylvania), new EVDO sites to provide EVDO service over more of our network, and additional switch capacity to handle the additional growth. The Wireline segment has budgeted approximately $15.5 million for telephone network operations and fiber projects and to add capacity and redundancy to our fiber networks in Virginia, Maryland and West Virginia, while the Cable segment expects to spend approximately $23.8 million, principally in the new markets acquired from Rapid Communications, while approximately $4 million is budgeted for other capital needs. Capital spending may shift amongst these priorities as opportunities arise, and the Company is prepared to reduce spending in areas as market conditions change.

For the 2009 three month period, the Company spent $9.1 million on capital projects, compared to $7.8 million in the same period during 2008. Spending related to Wireless projects accounted for $3.5 million in the first quarter of 2009, while Wireline projects accounted for $1.8 million, Cable TV for $2.6 million, and other projects $1.1 million. The Company expects the pace of spending to increase in coming quarters, particularly in the Wireless and Cable TV segments.

The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Company’s existing credit facilities will provide sufficient cash to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next 12 months. Thereafter, capital expenditures will likely continue to be required to provide increased capacity to meet the Company’s expected growth in demand for its products and services. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for its products and new market developments and opportunities. The Company currently expects that it will fund its future capital expenditures primarily with cash from operations and with borrowings, although there are events outside the control of the Company that could have an adverse impact on cash flows from operations.

These events include, but are not limited to: changes in overall economic conditions, regulatory requirements, changes in technologies, availability of labor resources and capital, changes in the Company’s relationship with Sprint Nextel, and other conditions. The Wireless segment’s operations are dependent upon Sprint Nextel’s ability to execute certain functions such as billing, customer care, and collections; the subsidiary’s ability to develop and implement successful marketing programs and new products and services, and the subsidiary’s ability to effectively and economically manage other operating activities under the Company’s agreements with Sprint Nextel. The Company’s ability to attract and maintain a sufficient customer base is also critical to its ability to maintain a positive cash flow from operations. The foregoing events individually or collectively could affect the Company’s results.

Recently Issued Accounting Standards

There were no recently issued accounting standards, not adopted by the Company as of March 31, 2009, that are expected to have a material impact on the Company’s results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes. The Company’s interest rate risk generally involves three components. The first component is outstanding debt with variable rates. As of March 31, 2009, the Company had $25.7 million of variable rate debt outstanding, bearing interest at a rate of 2.91% as determined by CoBank on a weekly basis. An increase in market interest rates of 1.00% would add approximately $257 thousand to annual interest expense; if and when fully drawn, a 1.00% increase in market interest rates would add $520 thousand to annual interest expense. The remaining approximately $16.4 million of the Company’s outstanding debt has fixed rates through maturity. Due to the relatively short time frame to maturity of this fixed rate debt, market value approximates carrying value of the fixed rate debt.

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

As of March 31, 2009, the Company has $6.5 million invested in privately held companies directly or through investments with portfolio managers. Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability. The Company’s market risk is limited to the funds previously invested and an additional $0.3 million committed under contracts the Company has signed with portfolio managers.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934. The Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Other Matters Relating to Internal Control Over Financial Reporting

The Company continues to integrate the assets and operations of Shentel Cable, Inc., that were acquired on December 1, 2008. Management expects the full integration of its internal controls and processes for the material financial systems to be completed during the second quarter of 2009.

Under the Company’s agreements with Sprint Nextel, Sprint Nextel provides the Company with billing, collections, customer care, certain network operations and other back office services for the PCS operation. As a result, Sprint Nextel remits to the Company approximately 67% of the Company’s total operating revenues. Due to this relationship, the Company necessarily relies on Sprint Nextel to provide accurate, timely and sufficient data and information to properly record the Company’s revenues, and accounts receivable, which underlie a substantial portion of the Company’s periodic financial statements and other financial disclosures.

Information provided by Sprint Nextel includes reports regarding the subscriber accounts receivable in the Company’s markets. Sprint Nextel provides the Company with monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level. The Company reviews these various reports to identify discrepancies or errors. Under the Company’s agreements with Sprint Nextel, the Company is entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 16.8% of revenue retained by Sprint Nextel. Because of the Company’s reliance on Sprint Nextel for financial information, the Company must depend on Sprint Nextel to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint Nextel’s other Sprint PCS affiliate network partners. To address this issue, Sprint Nextel engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70 (“SAS 70 reports”). The report is provided to the Company on an annual basis and covers a nine-month period. The most recent report covers the period from January 1, 2008 to September 30, 2008. The most recent report indicated there were no material issues which would adversely affect the information used to support the recording of the revenues provided by Sprint Nextel related to the Company’s relationship with them.

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors

As previously discussed, our actual results could differ materially from our forward looking statements. There have been no material changes in the risk factors from those described in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders. When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased. The following table provides information about the Company’s repurchases of fractional shares during the three months ended March 31, 2009:

	Number of Shares Purchased	Average Price Paid per Share

January 1 to January 31	3	$25.14
February 1 to February 28	1	$25.25
March 1 to March 31	2	$19.42

Total	6	$23.41

ITEM 6.	Exhibits

(a) The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY
(Registrant)

/s/Adele M. Skolits

Adele M. Skolits, Vice President - Finance and Chief Financial Officer
Date: May 5, 2009

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