Form 10-Q
period 2009-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2009-08-04
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ¨   No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒

The number of shares of the registrant’s common stock outstanding on July 24, 2009 was 23,639,517.

SHENANDOAH TELECOMMUNICATIONS COMPANY
INDEX

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	June 30, 2009	December 31, 2008

Current Assets
Cash and cash equivalents	$13,266	$5,240
Accounts receivable, net	16,921	16,131
Vendor credits receivable	178	5,232
Income taxes receivable	—	7,366
Materials and supplies	4,600	6,376
Prepaid expenses and other	2,512	2,283
Assets held for sale	10,782	28,310
Deferred income taxes	1,848	1,483
Total current assets	50,107	72,421

Investments, including $1,635 and $1,440 carried at fair value	8,406	8,388

Property, Plant and Equipment
Plant in service	336,598	323,096
Plant under construction	20,797	5,076
	357,395	328,172
Less accumulated amortization and depreciation	166,284	151,695
Net property, plant and equipment	191,111	176,477

Other Assets
Intangible assets, net	2,871	3,163
Cost in excess of net assets of businesses acquired	4,547	4,547
Deferred charges and other assets, net	1,523	1,841
Net other assets	8,941	9,551
Total assets	$258,565	$266,837

See accompanying notes to unaudited condensed consolidated financial statements.

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	June 30, 2009	December 31, 2008

Current Liabilities
Current maturities of long-term debt	$5,703	$4,399
Accounts payable	6,823	5,607
Advanced billings and customer deposits	6,305	5,151
Accrued compensation	2,041	2,584
Liabilities held for sale	827	1,013
Income taxes payable	2,308	-
Accrued liabilities and other	5,189	5,631
Total current liabilities	29,196	24,385

Long-term debt, less current maturities	24,476	36,960

Other Long-Term Liabilities
Deferred income taxes	23,416	29,505
Deferred lease payable	3,208	3,142
Other liabilities	8,665	6,533
Total other liabilities	35,289	39,180

Commitments and Contingencies

Shareholders’ Equity
Common stock	16,877	16,139
Retained earnings	155,233	152,706
Accumulated other comprehensive loss, net of tax	(2,506)	(2,533)
Total shareholders’ equity	169,604	166,312

Total liabilities and shareholders’ equity	$258,565	$266,837

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended June 30, 2008		Six Months Ended June 30,
	2009	2008	2009	2008

Operating revenues	$40,140	$36,309	$80,241	$69,896

Operating expenses:

Cost of goods and services, exclusive of depreciation and amortization shown separately below	13,044	10,017	25,749	20,682
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,348	6,255	14,878	13,328
Depreciation and amortization	8,111	6,459	15,965	12,820
Total operating expenses	28,503	22,731	56,592	46,830
Operating income	11,637	13,578	23,649	23,066

Other income (expense):
Interest expense	(405)	(346)	(935)	(680)
Gain (loss) on investments, net	223	90	(404)	(359)
Non-operating income, net	188	279	355	484
Income from continuing operations before income taxes	11,643	13,601	22,665	22,511

Income tax expense	4,828	5,596	9,693	9,106
Net income from continuing operations	6,815	8,005	12,972	13,405
Loss from discontinued operations, net of tax (expense) benefits of $(363), $514, $6,391 and $928, respectively	(75)	(820)	(10,445)	(1,493)
Net income	$6,740	$7,185	$2,527	$11,912

Basic and diluted income (loss) per share:

Net income from continuing operations	$0.29	$0.34	$0.55	$0.57
Loss from discontinued operations	—	(0.03)	(0.44)	(0.06)
Net income	$0.29	$0.31	$0.11	$0.51

Weighted average shares outstanding, basic	23,637	23,533	23,629	23,527

Weighted average shares, diluted	23,732	23,575	23,715	23,582

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2007, as previously reported	23,509	$14,691	$136,667	$(1,739)	149,619
Prior period adjustment (see note 3)	—	—	(1,036)	—	(1,036)
Balance, December 31, 2007, as adjusted	23,509	$14,691	$135,631	$(1,739)	$148,583
Comprehensive income:
Net income	—	—	24,145	—	24,145
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	—	—	—	137	137
Net unrealized loss from pension plans,net of tax	—	—	—	(931)	(931)
Total comprehensive income					23,351
Dividends declared ($0.30 per share)	—	—	(7,070)	—	(7,070)
Dividends reinvested in common stock	24	550	—	—	550
Stock—based compensation	—	161	—	—	161
Conversion of liability classified awards to equity classified awards	—	65	—	—	65
Common stock issued through exercise of incentive stock options	72	597	—	—	597
Net excess tax benefit from stock options exercised	—	75	—	—	75

Balance, December 31, 2008	23,605	$16,139	$152,706	$(2,533)	$166,312

Comprehensive income:
Net income	—	—	2,527	—	2,527
Reclassification adjustment for unrealized loss from pension plansincluded in net income, net of tax	—	—	—	27	27
Total comprehensive income					2,554

Stock—based compensation	—	318	—	—	318
Conversion of liability classified awards to equity classified awards	—	85	—	—	85
Common stock issued through exercise of incentive stock options	32	277	—	—	277
Net excess tax benefit from stock optionsexercised	—	58	—	—	58

Balance, June 30, 2009	23,637	$16,877	$155,233	$(2,506)	$169,604

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2009	2008

Cash Flows from Operating Activities
Net income	$2,527	$11,912
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment on assets held for sale	17,545	—
Depreciation	15,676	15,075
Amortization	289	326
Stock based compensation expense	296	(18)
Excess tax benefits on stock option exercises	(58)	(45)
Deferred income taxes	(6,453)	(1,253)
Loss on disposal of assets	285	127
Realized losses on investments carried at fair value	188	39
Unrealized (gains) losses on investments carried at fair value	(307)	198
Net (gain) loss from patronage and equity investments	422	203
Other	1,978	(777)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(502)	(1,951)
Materials and supplies	1,801	277
Increase (decrease) in:
Accounts payable	1,225	(1,156)
Deferred lease payable	64	119
Other prepaids, deferrals and accruals	9,656	3,452
Net cash provided by operating activities	$44,632	$26,528

Cash Flows From Investing Activities
Purchase and construction of plant and equipment	$(25,506)	$(18,734)
Proceeds from sale of equipment	66	108
Purchase of investment securities	(331)	(337)
Proceeds from investment activities	10	72
Net cash used in investing activities	$(25,761)	$(18,891)

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2009	2008

Cash Flows From Financing Activities
Principal payments on long—term debt	$(13,180)	$(2,106)
Amounts borrowed under debt agreements	2,000	—
Excess tax benefits on stock option exercises	58	45
Proceeds from exercise of incentive stock options	277	186

Net cash provided by (used in) financing activities	$(10,845)	$(1,875)

Net increase in cash and cash equivalents	$8,026	$5,762

Cash and cash equivalents:
Beginning	5,240	17,245
Ending	$13,266	$23,007

Supplemental Disclosures of Cash Flow Information
Cash payments for:

Interest	$1,017	$805

Income taxes	$189	$4,889

During the six months ended June 30, 2009, the Company utilized $5,054 of vendor credits receivable to reduce cash paid for acquisitions of property, plant and equipment.

See accompanying notes to unaudited condensed consolidated financial statements.

Index

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

3.  During the second quarter of 2009, the Company determined that it had understated its asset retirement obligations relating to co-located cell sites beginning with the year ended December 31, 2003.  As a result, the Company has corrected its consolidated balance sheet as of December 31, 2008 and its consolidated income statements for the three months and six months ended June 30, 2008, included in this report.

The cumulative effect of this correction, net of tax effects, is a reduction of retained earnings of $1,036,000 as of the beginning of fiscal year 2008 and a decrease to net income of $65,000 and $130,000 for the three and six months ended June 30, 2008, respectively.

The corrections do not affect historical net cash flows from operating, investing or financing activities.

Following is a summary of the effects of these changes on the Company’s consolidated balance sheet as of December 31, 2008, as well as the effects of these changes on the Company’s consolidated statements of income for the three months and six months ended June 30, 2008; and the effects of these changes on the consolidated statement of shareholders’ equity and comprehensive income for the year ended December 31, 2008:

Consolidated Statements of Income
	As Previously Reported	Adjustments	As Adjusted
	(in thousands)
Three months ended June 30, 2008
Cost of goods and services	$9,967	$50	$10,017
Depreciation and amortization	6,400	59	6,459
Total operating expenses	22,622	109	22,731
Operating income	13,687	(109)	13,578
Income from continuing operations before income taxes	13,710	(109)	13,601
Income tax expense	5,640	(44)	5,596
Net income from continuing operations	8,070	(65)	8,005
Net income	7,250	(65)	7,185

Six months ended June 30, 2008
Cost of goods and services	$20,582	$100	$20,682
Depreciation and amortization	12,702	118	12,820
Total operating expenses	46,612	218	46,830
Operating income	23,284	(218)	23,066
Income from continuing operations before income taxes	22,729	(218)	22,511
Income tax expense	9,194	(88)	9,106
Net income from continuing operations	13,535	(130)	13,405
Net income	12,042	(130)	11,912

Index

Consolidated Balance Sheet
	As Previously Reported	Adjustments	As Adjusted
	(in thousands)
December 31, 2008
Plant in service	$321,044	$2,052	$323,096
Accumulated amortization and depreciation	150,499	1,196	151,695
Net property, plant and equipment	175,621	856	176,477
Total assets	265,981	856	266,837
Deferred income taxes	30,401	(896)	29,505
Other liabilities	3,485	3,048	6,533
Total other liabilities	37,028	2,152	39,180
Retained earnings	154,002	(1,296)	152,706
Total shareholders’ equity	167,608	(1,296)	166,312
Total liabilities and shareholders’ equity	265,981	856	266,837

Consolidated Statement of Shareholders’ Equity and Comprehensive Income

	As Previously Reported	Adjustments	As Adjusted
		(in thousands)
As of December 31, 2007
Retained earnings	$136,667	$(1,036)	$135,631
Total stockholders’ equity	149,619	(1,036)	148,583

4.  In September 2008, the Company announced its intention to sell its Converged Services operation, and the related assets and liabilities were reclassified as held for sale in the consolidated balance sheet and the historical operating results were reclassified as discontinued operations.  Depreciation and amortization on long-lived assets was also discontinued.

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

Subsequently, in connection with the preparation of the Company’s first quarter 2009 financial statements, based upon changes in the marketplace for this type of asset and further developments in the auction process, the Company determined that the fair value of Converged Services had declined from earlier estimates.  Accordingly, the Company recorded an impairment loss of $17.5 million ($10.7 million, net of taxes) to reduce the carrying value of these assets to their estimated fair value less cost to sell as of March 31, 2009.  At June 30, 2009, negotiations to complete the sale continue, and there has been no change in the estimated fair value of the assets.

Assets and liabilities held for sale consisted of the following:

	June 30, 2009	December 31, 2008
Assets held for sale:
Property, plant and equipment, net	$7,577	$15,414
Goodwill	—	6,539
Intangible assets, net	915	1,931
Deferred charges	1,603	3,384
Other assets	687	1,042
	$10,782	$28,310
Liabilities:
Other liabilities	$827	$1,013

Index

Discontinued operations included the following amounts of operating revenue and income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Operating revenues	$3,354	$2,827	$6,910	$5,727
Income (loss) before income taxes	$288	$(1,334)	$(16,836)	$(2,421)

5.  Basic net income (loss) per share was computed on the weighted average number of shares outstanding.  Diluted net income (loss) per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period for all dilutive stock options.  During 2007, the Company issued approximately 68,000 performance share units that are “contingently issuable shares” under the treasury stock method.  Based upon the Company’s stock price during the thirty day periods prior to June 30, 2009 and 2008, these shares did not meet the threshold to be considered dilutive shares, and were excluded from the respective diluted net income per share computations. At June 30, 2009, approximately 57,000 share units were outstanding, while at June 30, 2008, approximately 61,000 performance share units were outstanding. During February 2009, the Company issued approximately 169,000 options to purchase shares at an exercise price of $25.26 per share.  Based upon the Company’s average daily closing price, these options were anti-dilutive and were excluded from the dilutive net income (loss) per share calculation for the three months and six months ended June 30, 2009.  There were no adjustments to net income.

6.  Investments include $1.6 million and $1.4 million of investments carried at fair value as of June 30, 2009 and December 31, 2008, respectively, consisting of equity, bond and money market mutual funds.  These investments were acquired under a rabbi trust arrangement related to a non-qualified supplemental retirement plan maintained by the Company.  During the three months ended June 30, 2009, the Company contributed $23 thousand to the trust, recognized net losses on dispositions of investments of $7 thousand, recognized $9 thousand in dividend and interest income from investments, and recognized net unrealized gains of $204 thousand on these investments.  During the six months ended June 30, 2009, the Company contributed $64 thousand to the trust, recognized net losses on dispositions of investments of $188 thousand, recognized $18 thousand in dividend and interest income from investments, and recognized net unrealized gains of $300 thousand on these investments.  Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds.

7.  Financial instruments on the consolidated balance sheets that approximate fair value include:  cash and cash equivalents, receivables, investments carried at fair value, payables, accrued liabilities, and long-term debt.  Due to the relatively short time frame to maturity of the Company’s fixed rate debt, market value approximates its carrying value.

8.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers.  During 2009, the Company restructured its business segments to reflect changes in the Company’s corporate direction and strategy in response to changes in the economic environment and other factors.  The Company has three reportable segments, which the Company operates and manages as strategic business units organized by lines of business: (1) Wireless, (2) Wireline, and (3) Cable TV.   The Other column primarily includes Shenandoah Telecommunications Company, the parent holding company.  Prior period comparative information has been restated to conform to the current structure.

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

Index

Selected financial data for each segment is as follows:

Three months ended June 30, 2009

(In thousands)

	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$25,701	$3,324	$3,549	$—	$—	$32,574
Access charges	—	2,152	—	—	—	2,152
Facilities and tower lease	1,109	1,398	—	—	—	2,507
Equipment	1,169	53	24	—	—	1,246
Other	434	987	240	—	—	1,661
Total external revenues	28,413	7,914	3,813	—	—	40,140
Internal revenues	647	3,059	8	—	(3,714)	—
Total operating revenues	29,060	10,973	3,821	—	(3,714)	40,140

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	8,904	4,212	3,089	86	(3,247)	13,044
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	3,948	1,770	1,275	822	(467)	7,348

Depreciation and amortization	4,971	2,183	874	83	—	8,111
Total operating expenses	17,823	8,165	5,238	991	(3,714)	28,503
Operating income (loss)	11,237	2,808	(1,417)	(991)	—	11,637
Non-operating income (expense)	91	121	33	490	(324)	411
Interest expense	(54)	(60)	(54)	(561)	324	(405)
Income (loss) from continuing operations before income taxes	11,274	2,869	(1,438)	(1,062)	—	11,643
Income taxes	(4,667)	(1,081)	549	371	—	(4,828)
Net income (loss) from continuing operations	$6,607	$1,788	$(889)	$(691)	$—	$6,815

Three months ended June 30, 2008

(In thousands)

	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$22,510	$3,273	$1,197	$—	$—	$26,980
Access charges	—	2,320	—	—	—	2,320
Facilities and tower lease	1,006	1,652	—	—	—	2,658
Equipment	1,511	58	15	—	—	1,584
Other	1,710	957	100	—	—	2,767
Total external revenues	26,737	8,260	1,312	—	—	36,309
Internal revenues	604	2,861	8	—	(3,473)	—
Total operating revenues	27,341	11,121	1,320	—	(3,473)	36,309

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	8,181	3,842	932	94	(3,032)	10,017
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	3,634	1,958	331	773	(441)	6,255
Depreciation and amortization	4,261	1,864	262	72	—	6,459
Total operating expenses	16,076	7,664	1,525	939	(3,473)	22,731
Operating income (loss)	11,265	3,457	(205)	(939)	—	13,578

Non—operating income (expense)	170	86	8	711	(606)	369
Interest expense	(118)	(121)	(66)	(647)	606	(346)
Income (loss) from continuing operations before income taxes	11,317	3,422	(263)	(875)	—	13,601
Income taxes	(4,667)	(1,306)	100	277	—	(5,596)
Net income (loss) from continuing operations	$6,650	$2,116	$(163)	$(598)	$—	$8,005

Index

Six months ended June 30, 2009

(In thousands)

	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External Revenues
Service revenues	$51,061	$6,589	$7,155	$—	$—	$64,805
Access charges	—	4,576	—	—	—	4,576
Facilities and tower lease	2,187	2,811	—	—	—	4,998
Equipment	2,439	87	35	—	—	2,561
Other	908	1,934	459	—	—	3,301
Total external revenues	56,595	15,997	7,649	—	—	80,241
Internal Revenues	1,269	6,128	16	—	(7,413)	—
Total operating revenues	57,864	22,125	7,665	—	(7,413)	80,241

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	17,939	8,218	5,926	151	(6,485)	25,749
Selling, general and administrative, exclusive of depreciation and amortization shown separately below 8,115	3,439	2,457	1,795	(928)	14,878
Depreciation and amortization	9,843	4,334	1,619	169	—	15,965
Total operating expenses	35,897	15,991	10,002	2,115	(7,413)	56,592
Operating income (loss)	21,967	6,134	(2,337)	(2,115)	—	23,649
Non—operating income (expense)	68	102	20	385	(624)	(49)
Interest expense	(167)	(124)	(91)	(1,177)	624	(935)
Income (loss) from continuing operations before income taxes	21,868	6,112	(2,408)	(2,907)	—	22,665
Income taxes	(9,065)	(2,310)	916	766	—	(9,693)
Net income (loss) from continuing operations	$12,803	$3,802	$(1,492)	$(2,141)	$—	$12,972

Six months ended June 30, 2008

(In thousands)
	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External Revenues
Service revenues	$43,562	$6,540	$2,403	$—	$—	$52,505
Access charges	—	4,813	—	—	—	4,813
Facilities and tower lease	1,993	3,305	—	—	—	5,298
Equipment	2,811	142	32	—	—	2,985
Other	2,183	1,910	202	—	—	4,295
Total external revenues	50,549	16,710	2,637	—	—	69,896
Internal Revenues	1,199	5,833	16	—	(7,048)	—
Total operating revenues51	51,748	22,543	2,653	—	(7,048)	69,896
Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	17,147	7,642	1,842	209	(6,158)	20,682
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	8,268	3,685	648	1,617	(890)	13,328
Depreciation and amortization	8,544	3,611	519	146	—	12,820
Total operating expenses	33,959	14,938	3,009	1,972	(7,048)	46,830
Operating income (loss)	17,789	7,605	(356)	(1,972)	—	23,066

Non—operating income (expense)	246	66	(3)	977	(1,161)	125
Interest expense	(202)	(225)	(131)	(1,283)	1,161	(680)
Income (loss) from continuing operations before income taxes	17,833	7,446	(490)	(2,278)	—	22,511
Income taxes	(7,368)	(2,842)	186	918	—	(9,106)
Net income (loss) from continuing operations	$10,465	$4,604	$(304)	$(1,360)	$—	$13,405

Index

The Company’s assets by segment are as follows:

(In thousands)

	June 30, 2009	December 31, 2008

Wireless	$128,794	$121,453
Wireline	74,613	67,884
Cable TV	19,743	19,065
Other (includes assets held for sale)	182,578	196,932
Combined totals	405,728	405,334
Inter-segment eliminations	(147,163)	(138,497)
Consolidated totals	$258,565	$266,837

9. The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2005 are no longer subject to examination.  No state or federal income tax audits were in process as of June 30, 2009.

10.  The Company has evaluated subsequent events for potential recognition and/or disclosure through August 3, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

Index

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

•
Wireline, which involves the provision of regulated and non-regulated telephone services, Internet access, and leased fiber optic facilities, primarily through Shenandoah Telephone Company, ShenTel Service Company, and Shenandoah Network Company, respectively, and long-distance and CLEC services through Shenandoah Long Distance Company, ShenTel Communications Company and Shentel Converged Services of West Virginia, Inc.; and

•
Cable TV, which involves the provision of cable television services, through Shenandoah Cable Television Company in Shenandoah County, Virginia, and since December 1, 2008, in Alleghany County, Virginia and various locales throughout West Virginia, through Shentel Cable Company.

The Other category includes the provision of investments and management services to its subsidiaries, through Shenandoah Telecommunications Company.

In September 2008, the Company announced its intention to sell its Converged Services operation, and the related assets and liabilities were reclassified as held for sale in the consolidated balance sheet and the historical operating results were reclassified as discontinued operations.  Depreciation and amortization on long-lived assets was discontinued.

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

Index

Subsequently, in connection with the preparation of the Company’s first quarter 2009 financial statements, based upon changes in the marketplace for this type of asset and further developments in the auction process, the Company determined that the fair value of Converged Services had declined from earlier estimates.  Accordingly, the Company recorded an impairment loss of $17.5 million ($10.7 million, net of taxes) to reduce the carrying value of these assets to their estimated fair value less cost to sell as of March 31, 2009.    At June 30, 2009, negotiations to complete the sale continue, and there has been no change in the estimated fair value of the assets.

Additional Information About the Company’s Business

The following table shows selected operating statistics of the Company for the three months ending on, or as of, the dates shown:

	June 30,	Dec. 31,	June 30,	Dec. 31,
	2009	2008	2008	2007

Retail PCS Subscribers	216,067	211,462	200,397	187,303
PCS Market POPS (000) (1)	2,324	2,310	2,308	2,297
PCS Covered POPS (000) (1)	1967	1,931	1,838	1,814
PCS Average Monthly Retail Churn % (2)	2.07%	1.87%	1.74%	2.32%
CDMA Base Stations (sites)	432	411	364	346
EVDO-enabled sites	278	211	93	52
EVDO Covered POPS (000) (1)	1,858	1,663	1,041	624
Towers (100 foot and over)	108	103	101	101
Towers (under 100 foot)	17	15	15	14
Telephone Access Lines	24,046	24,209	24,325	24,536
Total Switched Access Minutes (000)	83,488	90,460	92,917	92,331
Originating Switched Access Minutes (000)	23,903	25,425	27,235	26,128
Long Distance Subscribers	10,769	10,842	10,840	10,689
Long Distance Calls (000) (3)	7,923	7,981	8,891	7,944
Total Fiber Miles – Wireline	47,654	46,733	39,260	35,872
Fiber Route Miles – Wireline	767	756	674	647
DSL Subscribers	10,526	10,038	8,951	8,136
Dial-up Internet Subscribers	4,417	5,151	6,287	7,547
Cable Television Subscribers (4)	25,260	25,369	8,193	8,303
Employees (full time equivalents)	465	445	414	411

1)
POPS refers to the estimated population of a given geographic area and is based on information purchased from third party sources.  Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the network’s service area.

2)	PCS Average Monthly Retail Churn is the average of the three monthly subscriber turnover, or churn, calculations for the period.
3)	Originated by customers of the Company’s Telephone subsidiary.
4)	The increase at December 31, 2008 is primarily a result of the acquisition of cable customers from Rapid Communications, LLC, on December 1, 2008.

Index

Results of Operations

Three Months Ended June 30, 2009 Compared with the Three Months Ended June 30, 2008

Consolidated Results

The Company’s consolidated results from continuing operations for the second quarter of 2009 and 2008 are summarized as follows:

(in thousands)	Three Months Ended June 30,		Change
	2009	2008	$	%

Operating revenues	$40,140	$36,309	$3,831	10.6
Operating expenses	28,503	22,731	5,772	25.4
Operating income	11,637	13,578	(1,941)	(14.3)
Other income (expense)	6	23	(17)	(73.9)
Income tax expense	4,828	5,596	(768)	(13.7)
Net income from continuing operations	$6,815	$8,005	$(1,190)	(14.9)

Operating revenues

For the three months ended June 30, 2009, operating revenue increased $3.8 million, or 10.6%, primarily due to increased service revenue in the Wireless segment and the additional revenue from the Shentel Cable acquisition in late 2008. For the quarter ended June 30, 2009, Wireless operating revenues increased $1.7 million, or 6.3%, while Cable TV segment operating revenues increased $2.5 million.   All other Company revenues decreased by $0.4 million, compared to the three months ended June 30, 2008.

Operating expenses

For the quarter ended June 30, 2009, operating expenses increased $5.8 million, or 25.4%, compared to the 2008 period.  The incremental costs of the Shentel Cable operations accounted for $3.7 million of the year over year increase.  Additional depreciation expense on improvements to the Company’s fiber optic network and to support expanded wireless coverage and additional services, specifically EVDO high speed wireless internet data access availability, added $1.3 million to operating expenses, while other costs in the Wireless segment increased $1.2 million.

Income tax expense

The Company’s effective tax rate on income from continuing operations increased from 41.1% in the second quarter of 2008 to 41.5% in the second quarter of 2009 due to changes in the allocation of taxable income to higher tax states.

Net income from continuing operations

For the three months ended June 30, 2009, net income from continuing operations decreased $1.2 million, as operating expenses increased faster than operating revenues.

Index

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

PCS had 432 PCS base stations in service at June 30, 2009, compared to 364 base stations in service at June 30, 2008.  As of June 30, 2009, PCS had 278 EVDO-enabled sites, up from 93 EVDO-enabled sites operating as of June 30, 2008, covering 94% of our currently covered population.  Approximately 50 additional base stations and 50 additional EVDO-enabled sites are expected to be added by year end 2009.

The Company’s average PCS retail customer turnover, or churn rate, was 2.07% in the second quarter of 2009, compared to 1.74% in the second quarter of 2008.  As of June 30, 2009, the Company had 216,067 retail PCS subscribers compared to 200,397 subscribers at June 30, 2008.  The PCS operation added 3,013 net retail customers in the second quarter of 2009 compared to 6,292 net retail subscribers added in the second quarter of 2008.

Mobile owned 123 towers at June 30, 2009, up from 114 at June 30, 2008.  Mobile expects to complete 10 or more new towers during the remainder of 2009.  At June 30, 2009, Mobile had 185 leases for non-affiliate cell sites, and 120 affiliate leases, compared to 173 non-affiliate and 111 affiliate leases as of June 30, 2008.

(in thousands)	Three Months Ended June 30,		Change
	2009	2008	$	%

Segment operating revenues
Wireless service revenue	$25,701	$22,510	$3,191	14.2
Tower lease revenue	1,755	1,610	145	9.0
Equipment revenue	1,169	1,511	(342)	(22.6)
Other revenue	435	1,710	(1,275)	(74.6)
Total segment operating revenues	29,060	27,341	1,719	6.3
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	8,904	8,181	723	8.1
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	3,948	3,634	314	8.6
Depreciation and amortization	4,971	4,261	710	16.7
Total segment operating expenses	17,823	16,076	1,747	10.9
Segment operating income	$11,237	$11,265	$(28)	(0.2)

Operating revenues

Wireless service revenue increased $3.2 million, or 14.2%, for the three months ended June 30, 2009, compared to the comparable 2008 period.  Average subscribers increased 8.6% in the current quarter compared to the 2008 second quarter, while subscribers upgrading to higher revenue plans also added to revenue growth.  Total credits against gross billed revenue decreased 10.1% to $3.3 million, while bad debt write-offs declined 10.7% to $1.6 million, compared to the second quarter of 2008.

Index

The increase in tower lease revenue resulted primarily from additional cell site leases to non-affiliates, while other revenue in 2008 included $0.9 million in a one-time pass-through of Universal Service Fund fees from Sprint Nextel.

The decrease in equipment revenue consists of $0.1 million in lower handset revenue due to fewer handsets sold, and $0.2 million less commission revenue due to fewer sales of phones that operate on the iDEN network, for which the Company is paid a commission for each phone sold.

Cost of goods and services

Cost of goods and services increased $0.7 million, or 8.1%, in 2009 from the second quarter of 2008.   Costs of the expanded network coverage and roll-out of EVDO coverage resulted in a $0.5 million increase in network costs and a $0.2 million increase in maintenance costs.  Network costs include rent for additional tower and co-location sites, and power and backhaul line costs.  Handset costs increased $0.1 million in 2009 over 2008, principally due to higher cost phones with new and expanded features.

Network costs are expected to increase in future periods as additional EVDO sites are brought on-line, and as new towers and base stations are added to expand our network coverage and capacity.

Selling, general and administrative

Selling, general and administrative expenses increased $0.3 million in 2009 from the second quarter of 2008, due to an increase in commissions paid to third parties and increased spending on advertising.

Depreciation and amortization

Depreciation and amortization increased $710 thousand in 2009 over 2008, due to capital projects for EVDO capability and new cell sites placed in service beginning in 2008 and into early 2009.  Depreciation is expected to continue to increase as additional sites are brought on-line in 2009.

Index

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

(in thousands)	Three Months Ended June 30,		Change
	2009	2008	$	%

Segment operating revenues
Service revenue	$3,524	$3,430	$94	2.7
Access revenue	2,795	2,895	(100)	(3.5)
Facilities lease revenue	3,251	3,410	(159)	(4.7)
Equipment revenue	53	58	(5)	(8.6)
Other revenue	1,350	1,328	22	1.7
Total segment operating revenues	10,973	11,121	(148)	(1.3)
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	4,212	3,842	370	9.6
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,770	1,958	(188)	(9.6)
Depreciation and amortization	2,183	1,864	319	17.1
Total segment operating expenses	8,165	7,664	501	6.5
Segment operating income	$2,808	$3,457	$(649)	(18.8)

Operating revenues

Operating revenues declined slightly in the second quarter of 2009 compared to the second quarter of 2008.

Cost of goods and services

Cost of goods and services increased $0.4 million, due primarily to increase in various network costs.

Selling, general and administrative

Selling, general and administrative expenses decreased $0.2 million, due to small reductions in marketing and selling costs.

Depreciation and amortization

Depreciation and amortization expense increased $0.3 million, due to capital projects placed in service in 2008 and early 2009 relating to fiber related upgrades and redundancy projects, and improvements to our DSL plant to increase customer connection speeds.

Index

Cable Television

The Cable TV segment provides analog, digital and high-definition television signals under franchise agreements within Shenandoah County, Virginia, and since December 1, 2008, in various locales in West Virginia and in Alleghany County, Virginia.  As of June 30, 2009, it served 25,260 customers, up from 8,193 subscribers served as of June 30, 2008.  Essentially all of the increase resulted from the acquisition of cable assets and customers from Rapid Communications, LLC, completed December 1, 2008.  Since the acquisition, the Company has been working to upgrade a number of the acquired systems, and has completed upgrades in the Alleghany County, Virginia, market.  The Company introduced expanded service offerings in the Alleghany County market late in the second quarter of 2009, and expects additional expansion as markets in West Virginia are upgraded through 2010.  The Company expects to spend approximately $23 million on these upgrades through 2010.

(in thousands)	Three Months Ended June 30,		Change
	2009	2008	$	%

Segment operating revenues
Service revenue	$3,549	$1,197	$2,352	196.5
Equipment and other revenue	272	123	149	134.2
Total segment operating revenues	3,821	1,320	2,501	189.5

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	3,089	932	2,157	231.4
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,275	331	944	285.2
Depreciation and amortization	874	262	612	233.6
Total segment operating expenses	5,238	1,525	3,713	243.5
Segment operating loss	$(1,417)	$(205)	$(1,212)	n/m

Operating revenues and expenses

The increases in operating revenues and expenses shown above primarily reflect the impact of the acquisition from Rapid Communications, LLC.

Index

Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008

Consolidated Results

The Company’s consolidated results from continuing operations for the six months ended June 30, 2009 and 2008, respectively, are summarized as follows:

(in thousands)	Six Months Ended June 30,		Change
	2009	2008	$	%

Operating revenues	$80,241	$69,896	$10,345	14.8
Operating expenses	56,592	46,830	9,762	20.8
Operating income	23,649	23,066	583	2.5
Other income (expense)	(984)	(555)	(429)	77.3
Income tax expense	9,693	9,106	587	6.4
Net income from continuing operations	$12,972	$13,405	$(433)	(3.2)

Operating revenues

For the six months ended June 30, 2009, operating revenue increased $10.3 million, or 14.8%, primarily due to increased service revenue in the Wireless segment and the additional revenue from the Shentel Cable acquisition in late 2008. For the 2009 period, Wireless operating revenues increased $6.1 million, or 11.8%, while the incremental Shentel Cable revenues in the Cable TV segment totaled $5.1 million for 2009.   All other Company revenues decreased by $0.9 million, compared to the six months ended June 30, 2008.

Operating expenses

For the six months ended June 30, 2009, operating expenses increased $9.8 million, or 20.8%, compared to the 2008 period.  The incremental costs of the Shentel Cable operations accounted for $6.8 million of the year over year increase.  Additional depreciation expense of $2.0 million on improvements to the Company’s fiber optic network and to support expanded wireless coverage and additional services, specifically EVDO high speed wireless internet data access availability, and the associated additional $1.3 million of operating costs for rent and power, accounted for the remainder of the increase in operating expenses.

Other income (expense)

The change of $0.4 million reflected in other income (expense) reflects losses on investments held by the Company, including several investments in technology-related development stage companies.

Income tax expense

The Company’s effective tax rate on income from continuing operations increased from 40.5% in the first six months of 2008 to 42.8% in the first six months of 2009 primarily due to revisions to certain tax estimates recorded in the first quarter of 2009, and the allocation of taxable income to higher tax states.

Net income from continuing operations

For the six months ended June 30, 2009, net income from continuing operations decreased $0.4 million, due primarily to losses on investments and increased taxes.

Index

Wireless

(in thousands)	Six Months Ended June 30,		Change
	2009	2008	$	%

Segment operating revenues
Wireless service revenue	$51,061	$43,562	$7,499	17.2
Tower lease revenue	3,456	3,191	265	8.3
Equipment revenue	2,439	2,811	(372)	(13.2)
Other revenue	908	2,184	(1,276)	(58.4)
Total segment operating revenues	57,864	51,748	6,116	11.8
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	17,939	17,147	792	4.6
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	8,115	8,268	(153)	(1.9)
Depreciation and amortization	9,843	8,544	1,299	15.2
Total segment operating expenses	35,897	33,959	1,938	5.7
Segment operating income	$21,967	$17,789	$4,178	23.5

Operating revenues

Wireless service revenue increased $7.5 million, or 17.2%, for the six months ended June 30, 2009, compared to the comparable 2008 period.  Average subscribers increased 9.9% in the first half of 2009 compared to the 2008 first half, while subscribers upgrading to higher revenue plans also added to revenue growth.  Total credits against gross billed revenue decreased 1.5% to $7.1 million, while bad debt write-offs declined 23.0% to $3.3 million, compared to the first half of 2008.

The increase in tower lease revenue resulted primarily from additional cell site leases to non-affiliates.

The decrease in equipment revenue consists of $0.2 million in lower handset revenue due to fewer handsets sold, and $0.2 million less commission revenue due to fewer sales of phones that operate on the iDEN network, for which the Company is paid a commission for each phone sold.

The decrease in other revenue reflects a one-time pass through of certain Universal Service Fund fees from Sprint Nextel in the second quarter of 2008, combined with subsequent declines in recurring Universal Service Fund fees.

Cost of goods and services

Cost of goods and services increased $0.8 million in 2009’s first half from the first half of 2008.   Costs of the expanded network coverage and roll-out of EVDO coverage resulted in a $2.1 million increase in network costs and a $0.3 million increase in maintenance costs.  Network costs include rent for additional tower and co-location sites, and power and backhaul line costs.  Customer retention costs (including the costs of handsets used for upgrades and warranty and insurance replacements) decreased $1.6 million from 2008, principally due to changes in warranty programs since June of 2008.

Network costs are expected to continue to increase in future periods as additional EVDO sites are brought on-line, and as new towers and base stations are added to expand our network coverage and capacity.

Index

Depreciation and amortization

Depreciation and amortization increased approximately $1.3 million in 2009 over 2008, due to capital projects for EVDO capability and new cell sites placed in service since 2007.  Depreciation is expected to continue to increase as additional sites are brought on-line.

Wireline

(in thousands)	Six Months Ended June 30,		Change
	2009	2008	$	%

Segment operating revenues
Service revenue	$6,972	$6,854	$118	1.7
Access revenue	5,810	5,931	(121)	(2.0)
Facilities lease revenue	6,592	6,960	(368)	(5.3)
Equipment revenue	87	142	(55)	(38.7)
Other revenue	2,664	2,656	8	0.3
Total segment operating revenues	22,125	22,543	(418)	(1.9)
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	8,218	7,642	576	7.5
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	3,439	3,685	(246)	(6.7)
Depreciation and amortization	4,334	3,611	723	20.0
Total segment operating expenses	15,991	14,938	1,053	7.0
Segment operating income	$6,134	$7,605	$(1,471)	(19.3)

Operating revenues

Facilities lease revenue decreased $0.4 million, or 5.3%, due primarily to the termination of several short-term circuit leases during 2008.

Cost of goods and services

Cost of goods and services increased $0.6 million, due to a number of small items and changes, and a gain on an asset disposal recorded in early 2008.

Depreciation and amortization

Depreciation and amortization expense increased $0.7 million, due to capital projects placed in service in 2008 relating to fiber related upgrades and redundancy projects, and improvements to our DSL plant to increase customer connection speeds.

Index

Cable Television

(in thousands)	Six Months Ended June 30,		Change
	2009	2008	$	%

Segment operating revenues
Service revenue	$7,155	$2,403	$4,752	197.8
Equipment and other revenue	510	250	260	104.0
Total segment operating revenues	7,665	2,653	5,012	188.9

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	5,926	1,842	4,084	221.7
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	2,457	648	1,809	279.2
Depreciation and amortization	1,619	519	1,100	211.9
Total segment operating expenses	10,002	3,009	6,993	232.4
Segment operating loss	$(2,337)	$(356)	$(1,981)	n/m

Operating revenues and expenses

The increases in operating revenues and expenses shown above primarily reflect the impact of the acquisition from Rapid Communications, LLC, in December 2008.

Index

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

Sources and Uses of Cash. The Company generated $44.6 million of net cash from operations in the first six months of 2009, compared to $26.5 million in the first six months of 2008.  Net income (adjusted for the non-cash impairment charge on assets held for sale, net of tax effects) and the utilization of the year end 2008 tax receivable to offset 2009 estimated tax payments, generated most of the increase.  The income tax receivable at December 31, 2008, resulted from tax savings from bonus depreciation on capital spending for equipment placed in service during late 2008.

Indebtedness. As of June 30, 2009, the Company’s indebtedness totaled $30.2 million, with an annualized overall weighted average interest rate of approximately 5.19%.  The balance included $14.7 million at a variable rate of 2.86% that resets weekly, with the balance at a variety of fixed rates ranging from 6.67% to 8.05%.  As of June 30, 2009, the Company was in compliance with the covenants in its credit agreements.

The Company has the ability to borrow approximately $9.5 million as of June 30, 2009, under a revolving reducing credit facility established in 2004.  No balances are currently outstanding on this facility.

The Company entered into a $52 million delayed draw term loan in October, 2008, to fund capital expenditures, the Rapid Communications acquisition, and other corporate purposes.  The Company borrowed $2 million under this facility during the first quarter of 2009 and repaid $11 million during the second quarter.  The Company has $37.3 million available on this facility as of June 30, 2009, and it may make draws against this facility through December 31, 2009.  Repayments under this facility begin on March 31, 2010, in 24 equal quarterly installments based upon the outstanding balance as of December 31, 2009.

The Company has no off-balance sheet arrangements (other than operating leases) and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. Capital expenditures budgeted for 2009, as adjusted, total approximately $64 million, a decrease of approximately $9 million from earlier estimates.  Most of the decrease reflects delays in spending into 2010.  Planned spending includes approximately $28 million in our Wireless segment for additional PCS base stations and towers to expand our network coverage and capacity (principally in Pennsylvania), new EVDO sites to provide EVDO service over more of our network, and additional switch capacity to handle the additional growth. The Wireline segment has budgeted approximately $13 million for telephone network operations and fiber projects and to add capacity and redundancy to our fiber networks in Virginia, Maryland and West Virginia, while the Cable segment expects to spend approximately $19 million, principally in the new markets acquired from Rapid Communications, while approximately $5 million is budgeted for other capital needs.  Capital spending may shift amongst these priorities as opportunities arise, and the Company is prepared to reduce spending in areas as market conditions change.

For the 2009 six month period, the Company spent $25.5 million on capital projects, compared to $18.7 million in the same period during 2008.  Spending related to Wireless projects accounted for $10.8 million in the first half of 2009, while Wireline projects accounted for $4.4 million, Cable TV for $7.5 million, and other projects $2.8 million.  The Company expects the pace of spending remain high in coming quarters, particularly in the Wireless and Cable TV segments.

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

Index

These events include, but are not limited to:  changes in overall economic conditions, regulatory requirements, changes in technologies, availability of labor resources and capital, changes in the Company’s relationship with Sprint Nextel, and other conditions.  The Wireless segment’s operations are dependent upon Sprint Nextel’s ability to execute certain functions such as billing, customer care, and collections; the subsidiary’s ability to develop and implement successful marketing programs and new products and services; and the subsidiary’s ability to effectively and economically manage other operating activities under the Company's agreements with Sprint Nextel.   The Company's ability to attract and maintain a sufficient customer base is also critical to its ability to maintain a positive cash flow from operations.  The foregoing events individually or collectively could affect the Company’s results.

Recently Issued Accounting Standards

There were no recently issued accounting standards, not adopted by the Company as of June 30, 2009, that are expected to have a material impact on the Company’s results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of June 30, 2009, the Company had $14.7 million of variable rate debt outstanding, bearing interest at a rate of 2.86% as determined by CoBank on a weekly basis. An increase in market interest rates of 1.00% would add approximately $147 thousand to annual interest expense; if and when fully drawn, a 1.00% increase in market interest rates would add $520 thousand to annual interest expense.  The remaining approximately $15.5 million of the Company’s outstanding debt has fixed rates through maturity.  Due to the relatively short time frame to maturity of this fixed rate debt, market value approximates carrying value of the fixed rate debt.

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

As of June 30, 2009, the Company has $6.8 million invested in privately held companies directly or through investments with portfolio managers.  Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested and an additional $0.2 million committed under contracts the Company has signed with portfolio managers.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934.  The Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Other Matters Relating to Internal Control Over Financial Reporting

The Company continued to integrate the assets and operations of Shentel Cable Company that were acquired on December 1, 2008.  The full integration of its internal controls and processes for the material financial systems were completed during the second quarter of 2009.

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

Index

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

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  The following table provides information about the Company’s repurchases of fractional shares during the three months ended June 30, 2009:

	Number of Shares Purchased	Average Price Paid per Share
April 1 to April 30	2	$22.13
May 1 to May 31	1	$18.20
June 1 to June 30	2	$20.05

Total	5	$20.69

ITEM 4.	Submission of Matters to a Vote of Security Holders

On May 5, 2009, the Company held its Annual Meeting of Shareholders.  At the meeting, the following directors were appointed to three year terms, and one proposal, to ratify the selection of KPMG LLP as the Company’s independent registered public accounting firm for 2009, was approved by shareholders voting by proxy or in person.  Vote totals for each director and the one proposal were as follows:

	Votes	Votes
	For	Withheld

Appointment of directors to three year terms:

Ken L. Burch	17,363,717	1,292,734

Richard L. Koontz, Jr.	16,757,413	1,899,038

Jonelle St. John	17,329,886	1,326,565

	Votes For	Votes Against	Abstentions

Ratify selection of KPMG	18,209,148	75,954	371,349

Index

ITEM 6.	Exhibits

(a) The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

Index

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY
(Registrant)

/s/Adele M. Skolits
Adele M. Skolits
Vice President - Finance and Chief Financial Officer
Date: August 3, 2009

Index

EXHIBIT INDEX

Exhibit No	Exhibit

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.