Form 10-Q
period 2009-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2009-11-05
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐     No ☒

The number of shares of the registrant’s common stock outstanding on October 23, 2009 was 23,640,510.

SHENANDOAH TELECOMMUNICATIONS COMPANY

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	September 30, 2009	December 31, 2008

Current Assets
Cash and cash equivalents	$14,918	$5,240
Accounts receivable, net	15,621	16,131
Vendor credits receivable	178	5,232
Income taxes receivable	-	7,366
Materials and supplies	4,706	6,376
Prepaid expenses and other	2,663	2,283
Assets held for sale	10,870	28,310
Deferred income taxes	1,848	1,483
Total current assets	50,804	72,421

Investments, including $1,880 and $1,440 carried at fair value	8,666	8,388

Property, Plant and Equipment
Plant in service	344,678	323,096
Plant under construction	22,647	5,076
	367,325	328,172
Less accumulated amortization and depreciation	172,447	151,695
Net property, plant and equipment	194,878	176,477

Other Assets
Intangible assets, net	2,711	3,163
Cost in excess of net assets of businesses acquired	4,547	4,547
Deferred charges and other assets, net	1,391	1,841
Net other assets	8,649	9,551
Total assets	$262,997	$266,837

See accompanying notes to unaudited condensed consolidated financial statements.

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	September 30, 2009	December 31, 2008

Current Liabilities
Current maturities of long-term debt	$6,357	$4,399
Accounts payable	4,698	5,607
Advanced billings and customer deposits	6,343	5,151
Accrued compensation	1,414	2,584
Liabilities held for sale	1,092	1,013
Income taxes payable	6,209	-
Accrued liabilities and other	3,450	5,631
Total current liabilities	29,563	24,385

Long-term debt, less current maturities	22,718	36,960

Other Long-Term Liabilities
Deferred income taxes	22,435	29,505
Deferred lease payable	3,259	3,142
Other liabilities	8,881	6,533
Total other liabilities	34,575	39,180

Commitments and Contingencies

Shareholders’ Equity
Common stock	17,094	16,139
Retained earnings	161,540	152,706
Accumulated other comprehensive loss, net of tax	(2,493)	(2,533)
Total shareholders’ equity	176,141	166,312

Total liabilities and shareholders’ equity	$262,997	$266,837

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Operating revenues	$40,115	$37,408	$120,356	$107,304

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	13,703	10,712	39,452	31,394
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,692	7,724	22,569	21,052
Depreciation and amortization	8,151	6,484	24,116	19,304
Total operating expenses	29,546	24,920	86,137	71,750
Operating income	10,569	12,488	34,219	35,554

Other income (expense):
Interest expense	(193)	(103)	(1,128)	(783)
Gain (loss) on investments, net	201	(386)	(203)	(746)
Non-operating income, net	95	153	449	638
Income from continuing operations before income taxes	10,672	12,152	33,337	34,663

Income tax expense	4,326	4,774	14,019	13,881
Net income from continuing operations	6,346	7,378	19,318	20,782
Loss from discontinued operations, net of tax benefits of $24, $429, $6,415 and $1,357, respectively	(39)	(636)	(10,484)	(2,128)
Net income	$6,307	$6,742	$8,834	$18,654

Basic and diluted income (loss) per share:

Net income from continuing operations	$0.27	$0.31	$0.81	$0.88
Loss from discontinued operations	-	(0.03)	(0.44)	(0.09)
Net income	$0.27	$0.28	$0.37	$0.79

Weighted average shares outstanding, basic	23,640	23,541	23,633	23,532

Weighted average shares, diluted	23,706	23,610	23,696	23,591

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2007, as previously reported	23,509	$14,691	$136,667	$(1,739)	$149,619
Prior period adjustment (see note 3)	-	-	(1,036)	-	(1,036)
Balance, December 31, 2007, as adjusted	23,509	$14,691	$135,631	$(1,739)	$148,583
Comprehensive income:
Net income	-	-	24,145	-	24,145
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	-	-	-	137	137
Net unrealized loss from pension plans, net of tax	-	-	-	(931)	(931)
Total comprehensive income					23,351
Dividends declared ($0.30 per share)	-	-	(7,070)	-	(7,070)
Dividends reinvested in common stock	24	550	-	-	550
Stock-based compensation	-	161	-	-	161
Conversion of liability classified awards to equity classified awards	-	65	-	-	65
Common stock issued through exercise of incentive stock options	72	597	-	-	597
Net excess tax benefit from stock options exercised	-	75	-	-	75

Balance, December 31, 2008	23,605	$16,139	$152,706	$(2,533)	$166,312
Comprehensive income:
Net income	-	-	8,834	-	8,834
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	-	-	-	40	40
Total comprehensive income					8,874
Stock-based compensation	-	497	-	-	497
Conversion of liability classified awards to equity classified awards	-	85	-	-	85
Common stock issued through exercise of incentive stock options	35	310	-	-	310
Net excess tax benefit from stock options exercised	-	63	-	-	63

Balance, September 30, 2009	23,640	$17,094	$161,540	$(2,493)	$176,141

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2009	2008

Cash Flows From Operating Activities
Net income	$8,834	$18,654
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment on assets held for sale	17,545	-
Depreciation	23,666	22,318
Amortization	450	454
Stock based compensation expense	475	84
Excess tax benefits on stock option exercises	(63)	(54)
Deferred income taxes	(7,463)	1,265
Loss on disposal of assets	734	256
Realized losses on investments carried at fair value	188	94
Unrealized (gains) losses on investments carried at fair value	(515)	398
Net (gain) loss from patronage and equity investments	395	275
Other	2,300	(3,735)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	685	(3,810)
Materials and supplies	1,694	(386)
Increase (decrease) in:
Accounts payable	(915)	1,589
Deferred lease payable	114	210
Other prepaids, deferrals and accruals	11,384	(6,400)

Net cash provided by operating activities	$59,508	$31,212

Cash Flows From Investing Activities
Purchase and construction of plant and equipment	$(37,648)	$(38,900)
Proceeds from sale of equipment	75	210
Purchase of investment securities	(360)	(342)
Proceeds from investment activities	14	633

Net cash used in investing activities	$(37,919)	$(38,399)

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2009	2008

Cash Flows From Financing Activities
Principal payments on long-term debt	$(14,284)	$(3,172)
Amounts borrowed under debt agreements	2,000	-
Excess tax benefits on stock option exercises	63	54
Proceeds from exercise of incentive stock options	310	378

Net cash used in financing activities	$(11,911)	$(2,740)

Net increase (decrease) in cash and cash equivalents	$9,678	$(9,927)

Cash and cash equivalents:
Beginning	5,240	17,245
Ending	$14,918	$7,318

Supplemental Disclosures of Cash Flow Information
Cash payments for:

Interest	$1,437	$1,181

Income taxes	$1,596	$7,853

During the nine months ended September 30, 2009, the Company utilized $5,054 of vendor credits receivable to reduce cash paid for acquisitions of property, plant and equipment.

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

3.  During the second quarter of 2009, the Company determined that it had understated its asset retirement obligations relating to co-located cell sites beginning with the year ended December 31, 2003.  As a result, the Company has corrected its consolidated balance sheet as of December 31, 2008 and its consolidated income statements for the three months and nine months ended September 30, 2008, included in this report.

The cumulative effect of this correction, net of tax effects, is a reduction of retained earnings of $1,036,000 as of the beginning of fiscal year 2008 and a decrease to net income from continuing operations and net income of $66,000 and $195,000 for the three and nine months ended September 30, 2008, respectively.

The corrections do not affect historical net cash flows from operating, investing or financing activities.

Following is a summary of the effects of these changes on the Company’s consolidated balance sheet as of December 31, 2008, as well as the effects of these changes on the Company’s consolidated statements of income for the three months and nine months ended September 30, 2008; and the effects of these changes on the consolidated statement of shareholders’ equity and comprehensive income for the year ended December 31, 2008:

Consolidated Statements of Income

	As Previously Reported	Adjustments	As Adjusted
	(in thousands)
Three months ended September 30, 2008
Cost of goods and services	$10,662	$50	$10,712
Depreciation and amortization	6,424	60	6,484
Total operating expenses	24,810	110	24,920
Operating income	12,598	(110)	12,488
Income from continuing operations before income taxes	12,262	(110)	12,152
Income tax expense	4,818	(44)	4,774
Net income from continuing operations	7,444	(66)	7,378
Net income	6,808	(66)	6,742

Nine months ended September 30, 2008
Cost of goods and services	$31,244	$150	$31,394
Depreciation and amortization	19,127	177	19,304
Total operating expenses	71,423	327	71,750
Operating income	35,881	(327)	35,554
Income from continuing operations before income taxes	34,990	(327)	34,663
Income tax expense	14,013	(132)	13,881
Net income from continuing operations	20,977	(195)	20,782
Net income	18,849	(195)	18,654

Index

Consolidated Balance Sheet

	As Previously Reported	Adjustments	As Adjusted
	(in thousands)
December 31, 2008
Plant in service	$321,044	$2,052	$323,096
Accumulated amortization and depreciation	150,499	1,196	151,695
Net property, plant and equipment	175,621	856	176,477
Total assets	265,981	856	266,837
Deferred income taxes	30,401	(896)	29,505
Other liabilities	3,485	3,048	6,533
Total other liabilities	37,028	2,152	39,180
Retained earnings	154,002	(1,296)	152,706
Total shareholders’ equity	167,608	(1,296)	166,312
Total liabilities and shareholders’ equity	265,981	856	266,837

Consolidated Statement of Shareholders’ Equity and Comprehensive Income

	As Previously Reported	Adjustments	As Adjusted
	(in thousands)
As of December 31, 2007
Retained earnings	$136,667	$(1,036)	$135,631
Total stockholders’ equity	149,619	(1,036)	148,583

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

Subsequently, in connection with the preparation of the Company’s first quarter 2009 financial statements, based upon changes in the marketplace for this type of asset and further developments in the auction process, the Company determined that the fair value of Converged Services had declined from earlier estimates.  Accordingly, the Company recorded an impairment loss of $17.5 million ($10.7 million, net of taxes) to reduce the carrying value of these assets to their estimated fair value less cost to sell as of March 31, 2009.  At September 30, 2009, negotiations to complete the sale continue, and there has been no change in the estimated fair value of the assets.

Assets and liabilities held for sale consisted of the following:

	September 30, 2009	December 31, 2008
Assets held for sale:
Property, plant and equipment, net	$7,506	$15,414
Goodwill	-	6,539
Intangible assets, net	915	1,931
Deferred charges	1,628	3,384
Other assets	821	1,042
	$10,870	$28,310
Liabilities:
Other liabilities	$1,092	$1,013

Index

Discontinued operations included the following amounts of operating revenue and income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenues	$3,123	$3,387	$10,033	$9,005
Loss before income taxes	$(63)	$(1,065)	$(16,899)	$(3,485)

5.  Basic net income (loss) per share was computed on the weighted average number of shares outstanding.  Diluted net income (loss) per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period for all dilutive stock options.  During 2007, the Company issued approximately 68,000 performance share units that are “contingently issuable shares” under the treasury stock method.  Based upon the Company’s stock price during the thirty day periods prior to September 30, 2009 and 2008, these shares did not meet the threshold to be considered dilutive shares, and were excluded from the respective diluted net income per share computations. At September 30, 2009, approximately 56,000 performance share units were outstanding, while at September 30, 2008, approximately 59,000 performance share units were outstanding. During February 2009, the Company issued options to purchase approximately 169,000 shares at an exercise price of $25.26 per share, and during both 2007 and 2008, the Company issued options to purchase 30,000 shares at exercise prices of $20.50 and $22.76, respectively.   Based upon the average daily closing price of the Company’s common stock as reported on the NASDAQ Stock Market, these options were anti-dilutive and were excluded from the dilutive net income (loss) per share calculation for the three months and nine months ended September 30, 2009.  There were no adjustments to net income.

6.  Investments include $1.9 million and $1.4 million of investments carried at fair value as of September 30, 2009 and December 31, 2008, respectively, consisting of equity, bond and money market mutual funds.  These investments were acquired under a rabbi trust arrangement related to a non-qualified supplemental retirement plan maintained by the Company.  During the three months ended September 30, 2009, the Company contributed $28 thousand to the trust, recognized no net losses on dispositions of investments, recognized $8 thousand in dividend and interest income from investments, and recognized net unrealized gains of $209 thousand on these investments.  During the nine months ended September 30, 2009, the Company contributed $92 thousand to the trust, recognized net losses on dispositions of investments of $188 thousand, recognized $27 thousand in dividend and interest income from investments, and recognized net unrealized gains of $509 thousand on these investments.  Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds.

7.  Financial instruments on the consolidated balance sheets that approximate fair value include:  cash and cash equivalents, receivables, investments carried at fair value, payables, accrued liabilities, and long-term debt.  Due to the relatively short time frame to maturity of the Company’s fixed rate debt, fair value approximates its carrying value.

8.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers.  During 2009, the Company restructured its business segments to reflect changes in the Company’s corporate direction and strategy in response to changes in the economic environment and other factors.  The Company has three reportable segments, which the Company operates and manages as strategic business units organized by lines of business: (1) Wireless, (2) Wireline, and (3) Cable TV.   The Other column primarily includes Shenandoah Telecommunications Company, the parent holding company as well as certain general and administrative costs historically charged to Converged Services that cannot be allocated to discontinued operations.  Prior period comparative information has been restated to conform to the current structure.

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

Index

Selected financial data for each segment is as follows:

Three months ended September 30, 2009

(In thousands)
	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$25,287	$3,340	$3,526	$-	$-	$32,153
Access charges	-	2,078	-	-	-	2,078
Facilities and tower lease	1,135	1,860	-	-	-	2,995
Equipment	1,046	24	41	-	-	1,111
Other	543	945	290	-	-	1,778
Total external revenues	28,011	8,247	3,857	-	-	40,115
Internal revenues	679	3,440	8	-	(4,127)	-
Total operating revenues	28,690	11,687	3,865	-	(4,127)	40,115

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	9,594	4,346	3,285	84	(3,606)	13,703
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,123	1,934	1,309	847	(521)	7,692
Depreciation and amortization	5,178	1,999	895	79	-	8,151
Total operating expenses	18,895	8,279	5,489	1,010	(4,127)	29,546
Operating income (loss)	9,795	3,408	(1,624)	(1,010)	-	10,569

Non-operating income (expense)	111	100	35	450	(400)	296
Interest expense	(64)	(68)	(74)	(387)	400	(193)
Income (loss) from continuing operations before income taxes	9,842	3,440	(1,663)	(947)	-	10,672
Income taxes	(4,030)	(1,286)	630	360	-	(4,326)
Net income (loss) from continuing operations	$5,812	$2,154	$(1,033)	$(587)	$-	$6,346

Three months ended September 30, 2008

(In thousands)
	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$24,240	$3,249	$1,187	$-	$-	$28,676
Access charges	-	2,968	-	-	-	2,968
Facilities and tower lease	1,017	1,576	-	-	-	2,593
Equipment	1,409	433	19	-	-	1,861
Other	254	943	113	-	-	1,310
Total external revenues	26,920	9,169	1,319	-	-	37,408
Internal revenues	606	2,789	8	-	(3,403)	-
Total operating revenues	27,526	11,958	1,327	-	(3,403)	37,408

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	8,583	4,082	902	98	(2,953)	10,712
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,557	1,883	383	1,351	(450)	7,724
Depreciation and amortization	4,259	1,887	265	73	-	6,484
Total operating expenses	17,399	7,852	1,550	1,522	(3,403)	24,920
Operating income (loss)	10,127	4,106	(223)	(1,522)	-	12,488

Non-operating income (expense)	129	29	(15)	375	(751)	(233)
Interest expense	(85)	(114)	(67)	(588)	751	(103)
Income (loss) from continuing operations before income taxes	10,171	4,021	(305)	(1,735)	-	12,152
Income taxes	(4,230)	(1,516)	115	857	-	(4,774)
Net income (loss) from continuing operations	$5,941	$2,505	$(190)	$(878)	$-	$7,378

Index

Nine months ended September 30, 2009

(In thousands)
	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External Revenues
Service revenues	$76,348	$9,928	$10,682	$-	$-	$96,958
Access charges	-	6,695	-	-	-	6,695
Facilities and tower lease	3,322	4,630	-	-	-	7,952
Equipment	3,485	111	76	-	-	3,672
Other	1,451	2,880	748	-	-	5,079
Total external revenues	84,606	24,244	11,506	-	-	120,356
Internal Revenues	1,948	9,568	24	-	(11,540)	-
Total operating revenues	86,554	33,812	11,530	-	(11,540)	120,356

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	27,534	12,563	9,211	235	(10,091)	39,452
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	12,237	5,374	3,766	2,641	(1,449)	22,569
Depreciation and amortization	15,021	6,334	2,513	248	-	24,116
Total operating expenses	54,792	24,271	15,490	3,124	(11,540)	86,137
Operating income (loss)	31,762	9,541	(3,960)	(3,124)	-	34,219

Non-operating income (expense)	179	202	55	834	(1,024)	246
Interest expense	(231)	(192)	(166)	(1,563)	1,024	(1,128)
Income (loss) from continuing operations before income taxes	31,710	9,551	(4,071)	(3,853)	-	33,337
Income taxes	(13,095)	(3,596)	1,547	1,125	-	(14,019)
Net income (loss) from continuing operations	$18,615	$5,955	$(2,524)	$(2,728)	$-	$19,318

Nine months ended September 30, 2008

(In thousands)
	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External Revenues
Service revenues	$67,802	$9,789	$3,591	$-	$-	$81,182
Access charges	-	7,780	-	-	-	7,780
Facilities and tower lease	3,010	4,882	-	-	-	7,892
Equipment	4,221	574	50	-	-	4,845
Other	2,437	2,853	315	-	-	5,605
Total external revenues	77,470	25,878	3,956	-	-	107,304
Internal Revenues	1,804	8,623	24	-	(10,451)	-
Total operating revenues	79,274	34,501	3,980	-	(10,451)	107,304

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	25,731	11,723	2,745	307	(9,112)	31,394
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	12,826	5,568	1,031	2,966	(1,339)	21,052
Depreciation and amortization	12,802	5,498	784	220	-	19,304
Total operating expenses	51,359	22,789	4,560	3,493	(10,451)	71,750
Operating income (loss)	27,915	11,712	(580)	(3,493)	-	35,554

Non-operating income (expense)	375	95	(18)	1,352	(1,912)	(108)
Interest expense	(286)	(340)	(198)	(1,871)	1,912	(783)
Income (loss) from continuing operations before income taxes	28,004	11,467	(796)	(4,012)	-	34,663
Income taxes	(11,599)	(4,357)	302	1,773	-	(13,881)
Net income (loss) from continuing operations	$16,405	$7,110	$(494)	$(2,239)	$-	$20,782

Index

The Company’s assets by segment are as follows:

(In thousands)

	September 30, 2009	December 31, 2008

Wireless	$132,283	$121,453
Wireline	76,267	67,884
Cable TV	17,705	19,065
Other (includes assets held for sale)	183,952	196,932
Combined totals	410,207	405,334
Inter-segment eliminations	(147,210)	(138,497)
Consolidated totals	$262,997	$266,837

9.  The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2005 are no longer subject to examination.  No state or federal income tax audits were in process as of September 30, 2009.

10. On October 20, 2009, the Company’s Board of Directors declared a cash dividend of $0.32 per share, payable December 1, 2009 to shareholders of record as of November 10, 2009.

On November 2, 2009, the Company closed on the purchase of customers and assets of the North River Telephone Cooperative, serving the Mt. Solon, Virginia, area; the purchase price was approximately $0.6 million.  The Company has not completed its assessment of the fair values of the assets acquired.  With this acquisition, the Company added approximately 1,000 telephone access lines.  The Company has committed to spend $1.8 million through 2010 to upgrade and integrate North River’s network and provide high-speed broadband services to its customers.

The Company has evaluated subsequent events for potential recognition and/or disclosure through November 5, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

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

*
Wireless, which provides wireless personal communications services, or PCS, as a Sprint PCS Affiliate of Sprint Nextel, through Shenandoah Personal Communications Company, and tower facilities for personal communications services, leased to both affiliated and non-affiliated entities through Shenandoah Mobile Company;

*
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

*
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

Index

Subsequently, in connection with the preparation of the Company’s first quarter 2009 financial statements, based upon changes in the marketplace for this type of asset and further developments in the auction process, the Company determined that the fair value of Converged Services had declined from earlier estimates.  Accordingly, the Company recorded an impairment loss of $17.5 million ($10.7 million, net of taxes) to reduce the carrying value of these assets to their estimated fair value less cost to sell as of March 31, 2009.    At September 30, 2009, negotiations to complete the sale continue, and there has been no change in the estimated fair value of the assets.

Additional Information About the Company’s Business

The following table shows selected operating statistics of the Company for the three months ending on, or as of, the dates shown:

	Sept. 30, 2009	Dec. 31, 2008	Sept. 30, 2008	Dec. 31, 2007

Retail PCS Subscribers	219,353	211,462	205,777	187,303
PCS Market POPS (000) (1)	2,324	2,310	2,308	2,297
PCS Covered POPS (000) (1)	1,988	1,931	1,898	1,814
PCS Average Monthly Retail Churn % (2)	2.17%	1.87%	1.85%	2.32%
CDMA Base Stations (sites)	448	411	378	346
EVDO-enabled sites	306	211	134	52
EVDO Covered POPS (000) (1)	1,874	1,663	1,292	624
Towers (100 foot and over)	113	103	103	101
Towers (under 100 foot)	19	15	15	14
Telephone Access Lines	23,547	24,042	24,193	24,536
Total Switched Access Minutes (000)	81,986	90,460	93,813	92,331
Originating Switched Access Minutes (000)	22,770	25,425	26,203	26,128
Long Distance Subscribers	10,821	10,842	10,884	10,689
Long Distance Calls (000) (3)	7,136	7,981	8,086	7,944
Total Fiber Miles – Wireline	49,175	46,733	39,528	35,872
Fiber Route Miles – Wireline	784	756	680	647
DSL Subscribers	10,549	9,918	9,754	8,136
Dial-up Internet Subscribers	3,787	4,866	5,347	7,547
Cable Television Subscribers (4)	24,117	24,933	8,142	8,303
Employees (full time equivalents)	454	445	401	411

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

Index

Results of Operations

Three Months Ended September 30, 2009 Compared with the Three Months Ended September 30, 2008

Consolidated Results

The Company’s consolidated results from continuing operations for the third quarter of 2009 and 2008 are summarized as follows:

(in thousands)	Three Months Ended September 30,		Change
	2009	2008	$	%

Operating revenues	$40,115	$37,408	$2,707	7.2
Operating expenses	29,546	24,920	4,626	18.6
Operating income	10,569	12,488	(1,919)	(15.4)
Other income (expense)	103	(336)	439	130.7
Income tax expense	4,326	4,774	(448)	(9.4)
Net income from continuing operations	$6,346	$7,378	$(1,032)	(14.0)

Operating revenues

For the three months ended September 30, 2009, operating revenue increased $2.7 million, or 7.2%, primarily due to increased service revenue in the Wireless segment and the additional revenue from the Shentel Cable acquisition in late 2008. For the quarter ended September 30, 2009, Wireless operating revenues increased $1.2 million, or 4.2%, while Cable TV segment operating revenues increased $2.5 million.   All other Company revenues decreased by $1.0 million, compared to the three months ended September 30, 2008.

Operating expenses

For the quarter ended September 30, 2009, operating expenses increased $4.6 million, or 18.6%, compared to the 2008 period.  The incremental costs of the Shentel Cable operations accounted for $3.9 million of the year over year increase.  Capital improvements to the Company’s fiber optic network and to provide expanded wireless coverage and additional services, specifically EVDO high speed wireless internet data access availability, added $1.0 million of depreciation to operating expenses, while other costs in the Wireless segment increased $0.5 million.  The Company expensed approximately $0.5 million of one-time professional fees during the third quarter of 2008.

Income tax expense

The Company’s effective tax rate on income from continuing operations increased from 39.3% in the third quarter of 2008 to 40.5% in the third quarter of 2009 due to changes in the allocation of taxable income to higher tax states.

Net income from continuing operations

For the three months ended September 30, 2009, net income from continuing operations decreased $1.0 million, as operating expenses increased faster than operating revenues, as described above.

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

PCS receives revenues from Sprint Nextel for subscribers that obtain service in PCS’s network coverage area.  PCS relies on Sprint Nextel to provide timely, accurate and complete information to record the appropriate revenue for each financial period.  Revenues received from Sprint Nextel are recorded net of fees totaling 16.8% of net billed revenue, as defined, retained by Sprint Nextel.

PCS had 448 PCS base stations in service at September 30, 2009, compared to 378 base stations in service at September 30, 2008.  As of September 30, 2009, PCS had 306 EVDO-enabled sites, up from 134 EVDO-enabled sites operating as of September 30, 2008, covering 94% of our currently covered population.  Approximately 25 additional base stations and 30 additional EVDO-enabled sites are expected to be added by year end 2009.

The Company’s average PCS retail customer turnover, or churn rate, was 2.17% in the third quarter of 2009, compared to 1.85% in the third quarter of 2008.  As of September 30, 2009, the Company had 219,353 retail PCS subscribers compared to 205,777 subscribers at September 30, 2008.  The PCS operation added 3,286 net retail subscribers in the third quarter of 2009 compared to 5,380 net retail subscribers added in the third quarter of 2008.

Mobile owned 130 towers at September 30, 2009, up from 116 at September 30, 2008.  Mobile expects to complete 10 or more new towers during the remainder of 2009.  At September 30, 2009, Mobile had 192 leases for non-affiliate cell sites, and 127 affiliate leases, compared to 176 non-affiliate and 112 affiliate leases as of September 30, 2008.

(in thousands)	Three Months Ended September 30,		Change
	2009	2008	$	%

Segment operating revenues
Wireless service revenue	$25,287	$24,240	$1,047	4.3
Tower lease revenue	1,813	1,623	190	11.7
Equipment revenue	1,046	1,409	(363)	(25.8)
Other revenue	544	254	290	114.2
Total segment operating revenues	28,690	27,526	1,164	4.2
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	9,594	8,583	1,011	11.8
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,123	4,557	(434)	(9.5)
Depreciation and amortization	5,178	4,259	919	21.6
Total segment operating expenses	18,895	17,399	1,496	8.6
Segment operating income	$9,795	$10,127	$(332)	(3.3)

Operating revenues

Wireless service revenue increased $1.0 million, or 4.3%, for the three months ended September 30, 2009, compared to the comparable 2008 period.  Average subscribers increased 7.0% in the current quarter compared to the 2008 third quarter.  Total credits against gross billed revenue and bad debt write-offs were essentially unchanged from the third quarter of 2008.

The increase in tower lease revenue resulted from additional cell site leases.

Index

The decrease in equipment revenue consists of $0.2 million in lower handset revenue due to fewer handsets sold, and $0.2 million less commission revenue due to fewer sales of phones that operate on the iDEN network, for which the Company is paid a commission for each phone sold.

Other revenue in 2008 reflected a reduction of $0.2 million to prior accruals for Universal Service Fund fees from Sprint Nextel.

Cost of goods and services

Cost of goods and services increased $1.0 million, or 11.8%, in 2009 from the third quarter of 2008.   Costs of the expanded network coverage and roll-out of EVDO coverage resulted in a $1.2 million increase in network costs including rent for additional tower and co-location sites, power and backhaul line costs.

Network costs are expected to increase in future periods as additional EVDO sites are brought on-line, and as new towers and base stations are added to expand our network coverage and capacity.

Selling, general and administrative

Selling, general and administrative expenses decreased $0.4 million in 2009 from the third quarter of 2008 due approximately equally to a decrease in commissions and operating taxes.

Depreciation and amortization

Depreciation and amortization increased $0.9 million in 2009 over 2008, due to capital projects for EVDO capability and new cell sites placed in service beginning in 2008 and into early 2009.  Depreciation is expected to continue to increase as additional sites are brought on-line.

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

(in thousands)	Three Months Ended September 30,		Change
	2009	2008	$	%

Segment operating revenues
Service revenue	$3,594	$3,403	$191	5.6
Access revenue	2,766	3,581	(815)	(22.8)
Facilities lease revenue	3,991	3,222	769	23.9
Equipment revenue	24	433	(409)	(94.5)
Other revenue	1,312	1,319	(7)	(0.5)
Total segment operating revenues	11,687	11,958	(271)	(2.3)
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	4,346	4,082	264	6.5
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,934	1,883	51	2.7
Depreciation and amortization	1,999	1,887	112	5.9
Total segment operating expenses	8,279	7,852	427	5.4
Segment operating income	$3,408	$4,106	$(698)	(17.0)

Operating revenues

Operating revenues decreased $0.3 million overall in the third quarter of 2009 from the third quarter of 2008, principally due to a one-time sale of equipment recorded in the 2008 period.  Access revenue declined due to declining minutes of use, while facilities lease revenue increased due to new and revised contracts with third parties.

Cost of goods and services

Cost of goods and services increased $0.3 million, due primarily to increased line costs associated with facilities lease revenues.

Index

Cable Television

The Cable TV segment provides analog, digital and high-definition television signals under franchise agreements within Shenandoah County, Virginia, and since December 1, 2008, in various locales in West Virginia and in Alleghany County, Virginia.  As of September 30, 2009, it served 24,117 customers, up from 8,142 subscribers served as of September 30, 2008.  Essentially all of the increase resulted from the acquisition of cable assets and customers from Rapid Communications, LLC, completed December 1, 2008.  Since the acquisition, the Company has been working to upgrade a number of the acquired systems, and completed upgrades in the Alleghany County, Virginia, market during the second quarter of 2009, and during the third quarter, in the Franklin and Petersburg, West Virginia markets.  The Company introduced expanded service offerings in the Alleghany County market late in the second quarter of 2009, and expects additional expansion as markets in West Virginia are upgraded through 2010.  The Company expects to spend approximately $23 million on these upgrades through 2010; spending through September 30, 2009 totaled approximately $10 million.

(in thousands)	Three Months Ended September 30,		Change
	2009	2008	$	%

Segment operating revenues
Service revenue	$3,526	$1,187	$2,339	197.1
Equipment and other revenue	339	140	199	142.1
Total segment operating revenues	3,865	1,327	2,538	191.3

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	3,285	902	2,383	264.2
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,309	383	926	241.8
Depreciation and amortization	895	265	630	237.7
Total segment operating expenses	5,489	1,550	3,939	254.1
Segment operating loss	$(1,624)	$(223)	$(1,401)	n/m

Operating revenues and expenses

The newly acquired cable operations generated $1.3 million of the change in segment operating loss shown above as the Company rebuilds the networks in order to launch new services

Index

Nine Months Ended September 30, 2009 Compared with the Nine Months Ended September 30, 2008

Consolidated Results

The Company’s consolidated results from continuing operations for the nine months ended September 30, 2009 and 2008, respectively, are summarized as follows:

(in thousands)	Nine Months Ended September 30,		Change
	2009	2008	$	%

Operating revenues	$120,356	$107,304	$13,052	12.2
Operating expenses	86,137	71,750	14,387	20.1
Operating income	34,219	35,554	(1,335)	(3.8)
Other income (expense)	(882)	(891)	9	1.0
Income tax expense	14,019	13,881	138	1.0
Net income from continuing operations	$19,318	$20,782	$(1,464)	(7.0)

Operating revenues

For the nine months ended September 30, 2009, operating revenue increased $13.1 million, or 12.2%, primarily due to increased service revenue in the Wireless segment and the additional revenue from the Shentel Cable acquisition in late 2008. For the 2009 period, Wireless operating revenues increased $7.3 million, or 9.2%, while the incremental Shentel Cable revenues in the Cable TV segment totaled $6.9 million for 2009.   All other Company revenues decreased by $1.1 million, compared to the nine months ended September 30, 2008.

Operating expenses

For the nine months ended September 30, 2009, operating expenses increased $14.4 million, or 20.1%, compared to the 2008 period.  The incremental costs of the Shentel Cable operations accounted for $9.4 million of the year over year increase.  Additional depreciation expense of $3.3 million on improvements to the Company’s fiber optic network and to support expanded wireless coverage and additional services, specifically EVDO high speed wireless internet data access availability, and the associated additional $1.7 million of operating costs for rent and power, accounted for the remainder of the increase in operating expenses.

Income tax expense

The Company’s effective tax rate on income from continuing operations increased from 40.0% in the first nine months of 2008 to 42.1% in the first nine months of 2009 primarily due to revisions to certain tax estimates recorded in the first quarter of 2009, and the allocation of taxable income to higher tax states.

Net income from continuing operations

For the nine months ended September 30, 2009, net income from continuing operations decreased $1.5 million, due primarily to operating losses in the Cable TV segment subsequent to the Shentel Cable acquisition in December 2008, and lower operating income in the Wireline segment, partially offset by increased operating income in the Wireless segment.

Index

Wireless

(in thousands)	Nine Months Ended September 30,		Change
	2009	2008	$	%

Segment operating revenues
Wireless service revenue	$76,348	$67,802	$8,546	12.6
Tower lease revenue	5,268	4,812	456	9.5
Equipment revenue	3,485	4,221	(736)	(17.4)
Other revenue	1,453	2,439	(986)	(40.4)
Total segment operating revenues	86,554	79,274	7,280	9.2
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	27,534	25,731	1,803	7.0
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	12,237	12,826	(589)	(4.6)
Depreciation and amortization	15,021	12,802	2,219	17.3
Total segment operating expenses	54,792	51,359	3,433	6.7
Segment operating income	$31,762	$27,915	$3,847	13.8

Operating revenues

Wireless service revenue increased $8.5 million, or 12.6%, for the nine months ended September 30, 2009, compared to the comparable 2008 period.  Average subscribers increased 8.9% in the first half of 2009 compared to the 2008 first half, while subscribers upgrading to higher revenue plans also added to revenue growth during the first half of the year.  Total credits against gross billed revenue decreased 1.1% to $11.1 million, while bad debt write-offs declined 15.7% to $5.2 million, compared to the first nine months of 2008.

The increase in tower lease revenue resulted primarily from additional cell site leases to non-affiliates.

The decrease in equipment revenue consists of $0.3 million in lower handset revenue due to fewer handsets sold, and $0.4 million less commission revenue due to fewer sales of phones that operate on the iDEN network, for which the Company is paid a commission for each phone sold.

The decrease in other revenue reflects a one-time pass through of approximately $0.9 million of Universal Service Fund fees from Sprint Nextel in the second quarter of 2008, combined with subsequent declines in recurring Universal Service Fund fees.

Cost of goods and services

Cost of goods and services increased $1.8 million in the 2009 period compared to 2008.   Costs of the expanded network coverage and roll-out of EVDO coverage resulted in a $3.1 million increase in network costs and a $0.4 million increase in maintenance costs.  Network costs include rent for additional tower and co-location sites, and power and backhaul line costs.  Customer retention costs (including the costs of handsets used for upgrades and warranty and insurance replacements) decreased $1.9 million from 2008, principally due to changes in warranty programs since June of 2008.

Network costs are expected to continue to increase in future periods as additional EVDO sites are brought on-line, and as new towers and base stations are added to expand our network coverage and capacity.   The rate of increase should begin to moderate in 2010 as future expansion efforts will primarily be success-based in order to address capacity requirements.

Index

Depreciation and amortization

Depreciation and amortization increased approximately $2.2 million in 2009 over 2008, due to capital projects for EVDO capability and new cell sites placed in service since 2007.  Depreciation is expected to continue to increase as additional sites are brought on-line, though the rate of increase should begin to slow in 2010.

Wireline

(in thousands)	Nine Months Ended September 30,		Change
	2009	2008	$	%

Segment operating revenues
Service revenue	$10,566	$10,258	$308	3.0
Access revenue	8,576	9,512	(936)	(9.8)
Facilities lease revenue	10,583	10,182	401	3.9
Equipment revenue	111	574	(463)	(80.7)
Other revenue	3,976	3,975	1	0.0
Total segment operating revenues	33,812	34,501	(689)	(2.0)
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	12,563	11,723	840	7.2
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	5,374	5,568	(194)	(3.5)
Depreciation and amortization	6,334	5,498	836	15.2
Total segment operating expenses	24,271	22,789	1,482	6.5
Segment operating income	$9,541	$11,712	$(2,171)	(18.5)

Operating revenues

Access revenue decreased $0.9 million, or 9.8%, for the nine months ended September 30, 2009, from the 2008 nine-month period, due to declining minutes of use.  Minutes of use have declined approximately 10% in 2009 from 2008 levels.  For 2008, equipment revenue included one large non-recurring sale of equipment.

Cost of goods and services

Cost of goods and services increased $0.8 million, due to increased line costs in support of higher facilities lease revenue ($0.3 million); equipment disposals and inventory write-offs of obsolete inventory ($0.2 million); and costs associated with the equipment sale described above ($0.4 million).

Depreciation and amortization

Depreciation and amortization expense increased $0.8 million, due to capital projects placed in service in 2008 relating to fiber related upgrades and redundancy projects, and improvements to our DSL plant to increase customer connection speeds.

Index

Cable Television

(in thousands)	Nine Months Ended September 30,		Change
	2009	2008	$	%

Segment operating revenues
Service revenue	$10,682	$3,591	$7,091	197.5
Equipment and other revenue	848	389	459	118.0
Total segment operating revenues	11,530	3,980	7,550	189.7

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	9,211	2,745	6,466	235.6
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	3,766	1,031	2,735	265.3
Depreciation and amortization	2,513	784	1,729	220.5
Total segment operating expenses	15,490	4,560	10,930	239.7
Segment operating loss	$(3,960)	$(580)	$(3,380)	n/m

Operating revenues and expenses

The increases in operating revenues and expenses shown above primarily reflect the impact of the acquisition from Rapid Communications, LLC, in December 2008.    The newly acquired cable operations generated $3.0 million of the operating loss for the nine months ended September 30, 2009, while the Company rebuilds the acquired networks in order to launch new services.    However, operating results in the legacy Shenandoah County Cable TV unit have also declined $0.4 million, due approximately equally to declining revenue, increases in programming costs, and increased expenditures for system maintenance.

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

Sources and Uses of Cash. The Company generated $59.5 million of net cash from operations in the first nine months of 2009, compared to $31.2 million in the first nine months of 2008.  Net income (adjusted for the non-cash impairment charge on assets held for sale, net of tax effects) and the utilization of the year end 2008 tax receivable to offset 2009 estimated tax payments, generated most of the increase.  The income tax receivable at December 31, 2008, resulted from tax savings from bonus depreciation on capital spending for equipment placed in service during late 2008.

Indebtedness. As of September 30, 2009, the Company’s indebtedness totaled $29.1 million, with an annualized overall weighted average interest rate of approximately 5.13%.  The balance included $14.7 million at a variable rate of 2.85% that resets weekly, with the balance at a variety of fixed rates ranging from 6.67% to 8.05%.  As of September 30, 2009, the Company was in compliance with the covenants in its credit agreements.

The Company has the ability to borrow approximately $9.2 million as of September 30, 2009, under a revolving reducing credit facility established in 2004.  No balances are currently outstanding on this facility.

The Company entered into a $52 million delayed draw term loan in October, 2008, to fund capital expenditures, the Rapid Communications acquisition, and other corporate purposes.  The Company borrowed $2 million under this facility during the first quarter of 2009 and repaid $11 million during the second quarter.  The Company has $37.3 million available on this facility as of September 30, 2009, and it may make draws against this facility through December 31, 2009.  Repayments under this facility begin on March 31, 2010, in 24 equal quarterly installments based upon the outstanding balance as of December 31, 2009.

The Company has no off-balance sheet arrangements (other than operating leases) and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. Capital expenditures budgeted for 2009, as adjusted, total approximately $62 million, a decrease of approximately $11 million from initial estimates and down $2 million from the most recent projection.  Half of the decrease reflects delays in spending into 2010.  Expected spending for the remainder of the year includes approximately $10 million in our Wireless segment for  PCS base stations and towers to expand our network coverage and capacity (principally in Pennsylvania), new EVDO sites to provide EVDO service over more of our network, and additional switch capacity to handle the additional growth. The Wireline segment expects to spend approximately $6 million for telephone network operations and fiber projects and to add capacity and redundancy to our fiber networks in Virginia, Maryland and West Virginia, and the Cable segment expects to spend approximately $8 million, principally in the new markets acquired from Rapid Communications.  Capital spending for 2010 is currently expected to be substantially lower than that budgeted for 2009, and will be more evenly spread amongst our three major segments.  Capital spending may shift amongst these priorities as opportunities arise, and the Company is prepared to reduce spending in areas if market conditions change.

For the 2009 nine month period, the Company spent $37.6 million on capital projects, compared to $38.9 million in the comparable 2008 period.  Spending related to Wireless projects accounted for $15.7 million in the first nine months of 2009, while Wireline projects accounted for $6.4 million, Cable TV for $11.1 million, and other projects $4.4 million.  The Company expects the pace of spending to begin slowing in coming quarters, initially in the Wireless segment and then in the Cable TV segment.

The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Company’s existing credit facilities will provide sufficient cash to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next 12 months. Thereafter, capital expenditures will likely continue to be required to provide increased capacity to meet the Company’s expected growth in demand for its products and services. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for its products and new market developments and opportunities.  The Company currently expects that it will fund its future capital expenditures primarily with cash on hand and from operations, although there are events outside the control of the Company that could have an adverse impact on cash flows from operations.

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

Recently Issued Accounting Standards

There were no recently issued accounting standards, not adopted by the Company as of September 30, 2009, that are expected to have a material impact on the Company’s results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of September 30, 2009, the Company had $14.7 million of variable rate debt outstanding, bearing interest at a rate of 2.85% as determined by CoBank on a weekly basis. An increase in market interest rates of 1.00% would add approximately $147 thousand to annual interest expense; if and when fully drawn, a 1.00% increase in market interest rates would add $520 thousand to annual interest expense.  The remaining approximately $14.4 million of the Company’s outstanding debt has fixed rates through maturity.  Due to the relatively short time frame to maturity of this fixed rate debt, market value approximates carrying value of the fixed rate debt.

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

As of September 30, 2009, the Company has $6.8 million invested in privately held companies directly or through investments with portfolio managers.  Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested and an additional $0.2 million committed under contracts the Company has signed with portfolio managers.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934.  The Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Other Matters Relating to Internal Control Over Financial Reporting

Under the Company’s agreements with Sprint Nextel, Sprint Nextel provides the Company with billing, collections, customer care, certain network operations and other back office services for the PCS operation. As a result, Sprint Nextel remits to the Company approximately 63% of the Company’s total operating revenues.  Due to this relationship, the Company necessarily relies on Sprint Nextel to provide accurate, timely and sufficient data and information to properly record the Company’s revenues, and accounts receivable, which underlie a substantial portion of the Company’s periodic financial statements and other financial disclosures.

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

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  The following table provides information about the Company’s repurchases of fractional shares during the three months ended September 30, 2009:

	Number of Shares Purchased	Average Price Paid per Share
July 1 to July 31	-	$20.08
August 1 to August 31	-	-
September 1 to September 30	-	$17.37

Total	1	$18.66

ITEM 6.	Exhibits

(a) The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY
(Registrant)

/s/Adele M. Skolits
Adele M. Skolits
Vice President - Finance and Chief Financial Officer
Date: November 5, 2009

Index

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