Form 10-K
period 2009-12-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2010-03-08
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No  ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2009 based on the closing price of such stock on the Nasdaq Global Select Market on such date, was approximately $453,000,000.

The number of shares of the registrant’s common stock outstanding on February 22, 2010 was 23,686,819.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of Form 10-K into which incorporated
Proxy Statement relating to Registrant’s 2010 Annual Meeting of Shareholders	Part III

SHENANDOAH TELECOMMUNICATIONS COMPANY

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

The Company’s primary market area historically has been the northern Shenandoah Valley of Virginia and surrounding areas.  This market area includes parts of Virginia ranging from Harrisonburg in the south to Winchester in the north.  Following the acquisition of certain cable assets and customers from Rapid Communications, LLC, effective December 1, 2008, the Company also provides cable television services to portions of West Virginia and in Alleghany County, Virginia.  In November 2009, the Company acquired telephone assets and access lines from the North River Telephone Cooperative serving a portion of northwestern Augusta County, Virginia.

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

The Company offers many of its services over its own fiber optic network of approximately 1,558 total miles as of December 31, 2009.  The main lines of the network follow the Interstate 81 corridor from the Harrisonburg, Virginia, area to the Pennsylvania state line, and the Interstate 66 corridor in the northwestern part of Virginia, which loops back to the main line at Winchester, Virginia, after passing through Ashburn, Virginia, where it connects to the World Wide Web and other telecommunications service providers.  Secondary routes provide alternative routing in the event of an outage. The Company’s fiber network now extends south and west from Harrisonburg, Virginia, through Covington, Virginia, then westward to Charleston, West Virginia, and then generally north and currently terminating near Weston, West Virginia.  This extension of the fiber network was largely acquired in conjunction with and to support the Company’s acquisition of cable assets and customers as described above. In addition to its own fiber network, the Company through its telephone subsidiary has a 20 percent ownership in Valley Network Partnership (“ValleyNet”).  ValleyNet offers fiber network facility capacity in western, central, and northern Virginia, as well as the Interstate 81 corridor from Johnson City, Tennessee to Carlisle, Pennsylvania.

The Company’s subsidiaries are certified to offer competitive local exchange services throughout West Virginia and North Carolina, and in Virginia outside of its regulated telephone service area.

Following its acquisition of NTC Communications LLC (“NTC”) in November 2004, the Company provides high speed Internet, video and local and long distance voice services to multi-dwelling unit (“MDU”) communities (primarily off-campus student housing) in Virginia, Maryland, North Carolina, South Carolina, Georgia, Florida, Tennessee, Mississippi and Delaware.  NTC was merged into Shentel Converged Services Company (“Converged Services”) as of January 1, 2007, although the Company continues to use the NTC brand at properties that cater to students.  In September 2008, the Company announced its intention to sell Converged Services, and reclassified its assets and liabilities as held for sale, and its operating results as discontinued operations.   The Company continues to pursue its plan to sell Converged Services.

Recent Developments

Acquisition and Disposition of Business Units

In September 2008, the Company announced its intention to dispose of Converged Services, classified its assets and liabilities as held for sale, and reclassified its operating results as discontinued operations for all periods.  Since then, management has been actively pursuing its plan to sell the assets.

Effective December 1, 2008, the Company completed its acquisition of certain cable system assets and customers from Rapid Communications, LLC.  The Company acquired 53 franchises throughout West Virginia and in Alleghany County, Virginia, for approximately $10 million plus transaction costs.  In December 2009, the Company sold cable system assets serving approximately 1,700 customers previously acquired from Rapid Communications, LLC, for $1.5 million.  The Company expects to invest approximately $22 million to upgrade the network in the remaining areas in order to upgrade existing cable services and to provide expanded offerings including additional video services, high-speed internet access and voice services.    Through December 31, 2009, the Company has spent $12 million and is able to offer high-speed internet access and premium video services to approximately 64% of homes passed in these service areas.  The Company expects to be substantially complete with the upgrade process by the end of the second quarter of 2010.

Effective November 1, 2009, the Company completed its acquisition of the assets and subscribers of the North River Telephone Cooperative, servicing approximately 1,000 access lines in northern Augusta County, Virginia, for $0.6 million.  The Company has committed to invest approximately $1.8 million to upgrade the network and begin offering DSL broadband internet access to the subscribers in this service area. As of December 31, 2009, the Company was able to offer DSL service to approximately 50% of the access lines.

Operating Segments

The Company provides integrated voice, video and data communications services to end-user customers and other communications providers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers. The Company has three reportable segments: (1) Wireless, (2) Wireline, and (3) Cable TV; and a fourth segment, Other, which primarily consists of parent company activities.

Wireless Segment

The business of the Wireless segment is conducted principally by the Company’s Shenandoah Personal Communications Company (“PCS”) subsidiary.  As a PCS Affiliate of Sprint Nextel, this subsidiary provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia.  Through the Company’s Shenandoah Mobile Company subsidiary, the Wireless segment provides tower rental space to affiliates and non-affiliates in the Company’s PCS markets.  This subsidiary owns towers and leases tower space in the PCS service territory in Virginia, West Virginia, Maryland and Pennsylvania to PCS and other wireless communications providers.

PCS has offered personal communications services through a digital wireless telephone and data network since 1995.  In 1999, this subsidiary executed a management agreement with Sprint Nextel.  The network, which utilizes code division multiple access, or CDMA, currently covers 269 miles of Interstates 81 and 83, and a 177 mile section of the Pennsylvania Turnpike between Pittsburgh and Philadelphia, as well as many of the communities near these routes.  This territory includes approximately 2.3 million residents, and our network currently covers more than 87% of them.  Under its agreements with Sprint Nextel, the Company is the exclusive PCS Affiliate of Sprint Nextel in the Company’s territory, providing wireless mobility communications network products and services in the 1900 megahertz spectrum range.  The Company had 222,818 retail PCS customers at December 31, 2009, an increase of 5.4% compared to December 31, 2008.  Of the Company’s total operating revenues, 63.6% in 2009, 69.3% in 2008 and 67.0% in 2007 were generated by or through Sprint Nextel and its customers using the Company's portion of Sprint Nextel’s nationwide PCS network.  No other customer relationship generated more than 2.5% of the Company’s total operating revenues in 2009, 2008 or 2007.

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

The Sprint Nextel agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements.  The Company was in compliance in all material respects with these requirements as of December 31, 2009.

Wireline Segment

The business of the Company’s Wireline segment is conducted primarily by its Shenandoah Telephone Company subsidiary.  This subsidiary provides both regulated and unregulated telephone services and leases fiber optic facilities primarily throughout the Northern Shenandoah Valley.

This subsidiary provides both regulated and non-regulated telephone services to approximately 24,358 customers as of December 31, 2009, primarily in Shenandoah County and small service areas in Rockingham, Frederick, and Warren counties in Virginia, and effective November 1, 2009, this subsidiary’s service area expanded to include approximately 1,000 access lines in northwestern Augusta County, Virginia, due to the acquisition of the North River Telephone Cooperative.  This subsidiary provides access for interexchange carriers to the local exchange network.  This subsidiary has a 20 percent ownership interest in ValleyNet, which offers fiber network facility capacity to business customers and other communications providers in western, central, and northern Virginia, as well as the Interstate 81 corridor from Johnson City, Tennessee to Carlisle, Pennsylvania.

The Wireline segment also includes the following entities:

ShenTel Service Company sells and services telecommunications equipment and provides information services and Internet access to customers in the northern Shenandoah Valley and surrounding areas.  The Internet service has approximately 3,359 dial-up customers and 10,985 digital subscriber line, or DSL, customers at December 31, 2009.  Since 2005, DSL has been available to all customers in the Company’s regulated telephone service area.  Many of the Company’s dial-up customers are located outside the Company’s regulated telephone service area where the Company does not provide DSL service.  Since the acquisition of North River, the Company has begun building out DSL capability to this service area, and expects to be able to offer DSL service to all North River area customers in 2010.

Shenandoah Network Company owns and operates the Maryland and West Virginia portions of a fiber optic network along the Interstate 81 corridor.  In conjunction with the telephone subsidiary, Shenandoah Network Company is associated with the ValleyNet fiber optic network.  Shenandoah Network Company’s fiber network also extends south from Harrisonburg, Virginia, through Covington, Virginia, then westward to Charleston, West Virginia, and then north.  It currently terminates near Weston, West Virginia.  This extension of the fiber network was acquired to support the Company’s cable business, and the provision of facility leases of fiber optic capacity to end users, in these areas.

Shenandoah Long Distance Company offers resale of long distance service for calls placed to locations outside the regulated telephone service area by telephone customers.  This operation purchases billing and collection services from the telephone company subsidiary similar to other long distance providers.  In addition, this subsidiary markets facility leases of fiber optic capacity, owned by Shenandoah Network Company and Shenandoah Telephone Company, in surrounding counties and into Herndon, Virginia.  This subsidiary had approximately 10,851 long distance customers at December 31, 2009.

Cable Television Segment

The business of the Company’s Cable Television segment has historically been conducted by its Shenandoah Cable Television Company (“Shenandoah Cable”) subsidiary.   This subsidiary provides coaxial cable-based television service throughout portions of Shenandoah County, Virginia, under franchise agreements with the County and the incorporated municipalities within the County.  Effective December 1, 2008, the Company acquired certain cable assets and customers from Rapid Communications, LLC, through the Company’s wholly-owned subsidiary Shentel Cable Company (“Shentel Cable”).  Shentel Cable provides coaxial cable-based television service to various communities throughout West Virginia and in Alleghany County, Virginia, under a variety of franchise agreements.   Many of these markets are connected by a fiber network of 721 miles.

The Company intends to complete the upgrade and integration of the networks acquired by Shentel Cable by the third quarter of 2010, and expects to spend approximately $22 million overall on these upgrades, plus an additional $3 million on upgrades in the Shenandoah Cable market area.  Through December 31, 2009, the Company has spent approximately $14 million on upgrading the cable networks of both entities, with 74% of total homes passed upgraded as of December 31, 2009.  The Company expects to spend a further $9 million to upgrade the remaining Shentel Cable networks in 2010, as well as $2 million to upgrade the Shenandoah Cable market for data and voice services.

There were 24,856 cable revenue generating units at December 31, 2009.  A revenue generating unit consists of each separate service (video, voice and internet) subscribed to by a customer.

Other Segment

The Other segment includes Shenandoah Telecommunications Company, which provides investing and management services to its subsidiaries.  This segment also includes certain corporate and general overhead costs historically charged to Converged Services, which cannot be allocated to a discontinued operation.

Additional information concerning the Company’s operating segments is set forth in Note 16 of the Company’s consolidated financial statements appearing elsewhere in this report.

Competition

The communications industry is highly competitive.  We compete primarily on the basis of the price, availability, reliability, variety and quality of our offerings and on the quality of our customer service.  Our ability to compete effectively depends on our ability to maintain high-quality services at prices competitive with those charged by our competitors.  In particular, price competition in the integrated communications services markets generally has been intense and is expected to increase.  Our competitors include, among others, larger providers such as AT&T Corp., Verizon, and various competitive service providers.  The larger providers have substantially greater infrastructure, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than the Company.

In some markets, we compete in the provision of local services against the incumbent local telephone company.  Incumbent carriers enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including pre-existing customer relationships with virtually all end-users.  Wireless communications providers and cable operators also are competing with wireline local telephone service providers, which further increases competition.

Competition is intense in the wireless communications industry.  Competition has caused, and we anticipate that competition will continue to cause, the market prices for two-way wireless products and services to decline. Many wireless providers have upgraded, or are in the process of upgrading, their wireless services to better accommodate real-time and downloadable audio and video content as well as Internet browsing capabilities and other services.  Some local governments are deploying broadband or high-speed wireless communications networks within their jurisdictional boundaries to support wireless Internet access at a fixed monthly cost, or in some cases no charge, to consumers. In addition, the FCC has been conducting spectrum auctions which may allow new service providers to enter the market and/or allow existing service providers the ability to upgrade or expand their product offerings.  Our ability to compete effectively will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the wireless industry.

One particular competitive factor affecting the wireless industry is handset exclusivity.  For example, AT&T has been the sole wireless provider able to offer the very popular iPhone.  Industry observers have stated that this exclusive product has been a primary factor in AT&T’s ability to increase its market share.  If a competitor is able to maintain its exclusive position or if the Company is not able to offer comparable phones, our ability to add new wireless customers may be adversely impacted.

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

Competition also is intense and growing in the market for video services. Incumbent cable television companies, which have historically provided video service, face competition from direct broadcast satellite providers, on-line video services and more recently from large wireline providers of telecommunications services (such as Verizon and AT&T) which have begun to upgrade their networks to provide video services in addition to voice and high-speed Internet access services. These entities are large and have substantially greater infrastructure, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than the Company. Our ability to compete effectively will depend, in part, on the extent to which our service offerings overlap with these entities, and on our ability to anticipate and respond to the competitive forces affecting the market for video and other services.

A continuing trend toward consolidation, mergers, acquisitions and strategic alliances in the communications industry also could increase the level of competition we face by further strengthening our competitors.

Regulation

Our operations are subject to regulation by the Federal Communications Commission (“FCC”), the Virginia State Corporation Commission (“VSCC”), the West Virginia Public Service Commission, other state public utility and service commissions and other federal, state, and local governmental agencies.  The laws governing these agencies, and the regulations and policies that they administer, are subject to constant review and revision, and some of these changes might have material impacts on our revenues and expenses.

The discussion below focuses on the regulation of our wireless subsidiary, Shenandoah Personal Communications Company, our incumbent local exchange carrier (“ILEC”) subsidiary, Shenandoah Telephone Company, and our cable business, conducted by Shenandoah Cable Company and Shentel Cable Company.

Regulation of Wireless PCS Operations

We operate our PCS business using radio spectrum licensed to Sprint Nextel under the Sprint Nextel management agreements.  Nonetheless, we are directly or indirectly subject to, or affected by, a number of regulations and requirements of the FCC and other governmental authorities.

Interconnection. The FCC has the authority to order interconnection between commercial mobile radio service (“CMRS”) providers (which includes us) and any other common carrier. The FCC has ordered local exchange carriers and CMRS providers to provide reciprocal compensation for the termination of traffic to one another. Interconnection agreements typically are negotiated on a statewide basis and are subject to state approval. If an agreement cannot be reached, parties to interconnection negotiations can submit outstanding disputes to federal or state regulators for arbitration. The Company does not presently have any interconnection disputes.

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

Congress and the FCC from time to time consider major changes to the universal service rules that could affect us.  For example, the FCC has sought comment on proposals to impose further caps or reductions on the amount of funding available to ILECs and wireless carriers, and to require all carriers receiving such funds to upgrade their networks to provide high-speed broadband services throughout their service areas.  Other developments may cause the share of payments from wireless companies to increase or decrease, and the overall size of the fund to increase, resulting in greater payment obligations for all carriers, including wireless carriers.  These proposals are likely to evolve over time.  As a result, the Company cannot predict the outcome of the FCC’s consideration of these issues.

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

The FCC’s decision to license a proposed tower may be subject to environmental review pursuant to the National Environmental Policy Act of 1969 (“NEPA”), which requires federal agencies to evaluate the environmental impacts of their decisions under some circumstances.  FCC regulations implementing NEPA place responsibility on each applicant to investigate any potential environmental effects of a proposed operation, including health effects relating to radio frequency emissions, and impacts on endangered species such as certain migratory birds, and to disclose any significant effects on the environment to the agency prior to commencing construction. In the event that the FCC determines that a proposed tower would have a significant environmental impact, the FCC would require preparation of an environmental impact statement. In addition, tower construction is subject to regulations implementing the National Historic Preservation Act. Compliance with environmental or historic preservation requirements could significantly delay or prevent the registration or construction of a particular tower, or make tower construction more costly. In some jurisdictions, local laws or regulations may impose similar requirements.

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

The VSCC has jurisdiction over local telephone companies’ intrastate access charges, and has indicated that in the future it may open a generic proceeding on the rates charged for intrastate access.  In a June 2008 decision involving another mid-size ILEC, the VSCC stated that as a general matter it does not accept the premise that reductions in intrastate switched access rates should necessarily be coupled with dollar-for-dollar rate increases for local telephone service.  Recently, a bill was introduced in the Virginia General Assembly that, if adopted as proposed, would significantly diminish the amount of intrastate access charges received by the Company.  It is too early to tell whether or in what form the bill would be enacted.

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

Broadband Services.  The FCC and other authorities continue to consider policies to encourage nationwide advanced broadband infrastructure development.  For example, the FCC has largely eliminated unbundling obligations relating to broadband facilities, and has largely deregulated DSL and other broadband services offered by ILECs.  Such changes benefit our ILEC, but could make it more difficult for us (or for NECA) to tariff and pool DSL costs.  Broadband networks and services are subject to CALEA rules, requirements relating to consumer privacy, and other regulatory mandates.  The FCC will submit a comprehensive National Broadband Plan to Congress in 2010 which will include policy recommendations to foster universal adoption of broadband.

Net Neutrality. There has been legislative and regulatory interest in adopting so-called “net neutrality” requirements for broadband Internet access providers, including DSL providers.  The FCC in 2005 adopted a policy statement containing four principles expressing the view that consumers are entitled to access lawful Internet content and to run applications and use services of their choice, subject to the needs of law enforcement and reasonable network management techniques.  In an August 2008 decision, the FCC characterized these net neutrality principles as binding and enforceable and stated that network operators have the burden of proving that their network management techniques are reasonable.  In that order, the FCC imposed sanctions on a broadband Internet access provider (Comcast) for managing its network by blocking or degrading certain Internet transmissions and applications in a way that the FCC found was unreasonably discriminatory.  This FCC decision is on appeal and the outcome cannot be predicted.  In October 2009, the FCC proposed to codify the four principles, slightly modified, and to codify two additional principles requiring nondiscrimination by ISPs and disclosure of management techniques.  It is not possible to determine what broadband network management techniques or related business arrangements may be deemed reasonable or unreasonable in the future.  We cannot predict how any future legislative or regulatory decision relating to net neutrality might affect or ability to manage our broadband network or develop new products or services.

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

The provision of cable service generally is subject to regulation by the FCC and cable operators typically also must comply with the terms of the franchise agreement between the cable operator and the local franchising authority. Some states, including Virginia and West Virginia, have enacted regulations and franchise provisions that also can affect certain aspects of a cable operator’s operations.

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

Must-Carry/Retransmission Consent. Cable operators are required by law to carry on their cable systems most commercial and non-commercial television stations broadcasting in a cable system’s local market.  Alternatively, local television stations may require that a cable operator obtain “retransmission consent” for carriage of the station’s signal, which can enable a popular local television station to obtain concessions from the cable operator for the right to carry the station's signal. When stations choose retransmission consent over must-carry, both the station and the cable operator have a duty to negotiate in good faith for such consent.  Many local television stations today are carried by cable operators under the must-carry obligation, but broadcast network affiliates typically are carried pursuant to retransmission consent agreements.  When local television stations are able to obtain concessions from cable operators for the right to carry station signals (which concessions may include the payment of cash), the cost of providing cable service for all cable operators, including us, can increase.

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

Franchise Matters. Cable operators generally must apply for and obtain non-exclusive franchises from local or state franchising authorities before providing cable service. The terms and conditions of franchises vary among jurisdictions, but franchises generally last for a fixed term subject to renewal, require the cable operator to pay a franchise fee of as much as 5% of the cable operator’s gross revenue from video services, and contain certain service quality and customer service obligations. A small number of states today have processes in place for obtaining state-wide franchises, and legislation has been introduced from time to time in Congress and in various states, including those in which we provide some form of video service, that would require the implementation of state-wide franchising processes. Although we cannot predict whether state-wide franchising will become ubiquitous, it would, if implemented, likely lower barriers to entry and increase competition in the marketplace for video services.  In 2006, the FCC adopted new rules to govern the terms and conditions under which franchising authorities can award franchises to entities that compete against incumbent cable service operators.  These rules generally limit the ability of franchising authorities to impose certain requirements on and extract certain concessions from new entrants.  Also in 2006, Virginia adopted new franchising statutes.  These statutes largely leave franchising responsibility in the hands of local municipalities and counties, but they govern the local government entities’ award of such franchises and their conduct of franchise negotiations.  We cannot predict the extent to which these rules and other developments will accelerate the pace of new entry into the video market or the effect, if any, they may have on our cable operations.

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

Other Issues. Our ability to provide cable service may be affected by a wide range of additional regulatory and related issues, including those pertaining to set-top boxes, equipment connectivity, content regulation, pole attachments, privacy, copyright, technical standards, and municipal entry into video.  For example, currently pending or recently concluded proceedings before the FCC have examined the rates that cable operators must pay to use utility poles and conduits, and other terms and conditions of pole attachment agreements.  The FCC also is conducting proceedings on making cable service work with channel navigation devices purchased at retail by consumers, rather than set-top boxes provided by the cable operator. In addition, the FCC is considering cable operator obligations to make set-top boxes and systems compatible with new “two-way” services from some programmers or consumer electronics manufacturers and whether such boxes must also allow consumers to access content from the Internet through these devices.  We cannot predict the nature and pace of these and other developments or the effect they may have on our operations.

Employees

At December 31, 2009, we had approximately 461 employees, of whom approximately 451 were full-time employees.  None of our employees is represented by a union or covered by a collective bargaining agreement.  We believe that our relationship with our employees is good.

Executive Officers

The following table presents information about our executive officers who, other than Christopher E. French, are not members of our board of directors.

Name	Title	Age	Date in Position
Christopher E. French	President and Chief Executive Officer	52	April 1988

Earle A. MacKenzie	Executive Vice President and Chief Operating Officer	57	June 2003

Adele M. Skolits	Vice President – Finance, Chief Financial Officer and Treasurer	51	September 2007

David E. Ferguson	Vice President of Customer Services	64	November 1982

William L. Pirtle	Vice President of Sales	50	April 2004

Ann E. Flowers	General Counsel, Vice President-Legal and Secretary	53	November 2008

Mr. French is President and Chief Executive Officer of the Company, where he is responsible for the overall leadership and strategic direction of the Company. He has served as president since 1988, and has been a member and Chairman of the Board of Directors since 1996. Prior to appointment as President, Mr. French held a variety of positions with the Company, including Vice President Network Service and Executive Vice President. Mr. French holds a BS in electrical engineering and an MBA, both from the University of Virginia. He has held board and officer positions in both state and national telecommunications associations, including service as a director of the Organization for the Promotion and Advancement of Small Telecommunications Companies (OPASTCO) and was president and director of the Virginia Telecommunications Industry Association.

Mr. MacKenzie is Executive Vice President and Chief Operating Officer (COO) of the Company. He joined the Company in 2003. With 35 years of telecom experience, Mr. MacKenzie is responsible for Shentel's daily operations of its many subsidiaries. Mr. MacKenzie was the co-founder and President of Broadslate Networks and Essex Communications. He served as COO of Digital Television Services and as Vice President of Contel Cellular. Mr. MacKenzie is a graduate of The College of William and Mary and holds a BBA in accounting and holds a C.P.A. certificate from the Virginia State Board of Accountancy.

Ms. Skolits serves as Chief Financial Officer and Vice President of Finance at Shentel. She joined the Company in 2007 and is responsible for Shentel's daily financial decisions. Ms. Skolits brings with her 25 years of experience, including 3 years with Revol Wireless where she served as Chief Financial Officer. Ms. Skolits' telecommunications experience also includes serving as Controller for Comcast Metrophone, Director of Financial Operations for Comcast Cellular Communications and Chief Financial Officer of City Signal Communications. Ms. Skolits earned a BS degree in Commerce with a concentration in Accounting from the University of Virginia and she holds a C.P.A. certificate from the Virginia State Board of Accountancy.

Mr. Ferguson is Vice President of Customer Services for Shentel. He has 39 years of experience in the telecommunications industry. Mr. Ferguson has held many positions within Shentel since joining the Company in 1967. He currently oversees the business office functions for the delivery and maintenance of customer services for all of Shentel's subsidiaries. Mr. Ferguson is past president and currently a director of the Virginia Telecommunications Industry Association.

Mr. Pirtle is Vice President of Sales for Shentel. He joined the Company in 1992 as Vice President of Network Services responsible for Shentel's technology decisions, and maintenance and operation of its networks – telephone, cable, cellular, paging and fiber optics. He helped launch Shentel's Internet business in 1994, and led its participation in its wireless PCS business beginning in 1995. He is a graduate of the University of Virginia. Mr. Pirtle is a co-founder of the Shenandoah Valley Technology Council.

Prior to joining the Company in November 2008, Ms. Flowers was Of Counsel in the Washington, DC office of Davis Wright Tremaine LLP since 2007, and from 1994 to 2006 was Of Counsel in the Washington, DC office of Cole, Raywid & Braverman, LLP.  Ms. Flowers has extensive legal experience representing telecommunications, media and technology companies.  Ms. Flowers earned a B.A. with honors in Political Science from the University of North Carolina at Chapel Hill, and earned a J.D. cum laude from Georgetown University Law Center.

Our employees, officers and members of our Board of Directors are expected to conduct business legally and ethically and insist that our vendors and business associates do the same.  The Company has adopted a Code of Business Conduct and Ethics applicable to all employees, officers and directors and which is available on the Company's website www.shentel.com.

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

Nationwide, incumbent local exchange carriers have experienced a decrease in access lines due to the effect of wireless and wireline competition and the elimination of second lines dedicated to dial-up Internet as customers migrate to broadband connections.  We have experienced modest reductions in the number of access lines to date, but based on industry experience we anticipate that the long-term trend toward declining telephone subscriber counts will continue for the foreseeable future.  There is a significant risk that this downward trend could have a material adverse effect on the Company’s landline telephone operations in the future.

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

Our customers are individual consumers and businesses that provide goods and services to others, and are located in a relatively concentrated geographic area.  The national economic downturn, restricted credit markets, and increased unemployment rates could continue to depress consumer spending and harm our operating performance.  In addition, any adverse economic conditions that affect our geographic markets in particular could have further negative impacts on our results.

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

The VSCC and the FCC are currently reviewing the rules affecting access charges, intercarrier compensation, the universal service fund and related matters.  Any unfavorable changes may have an adverse effect on the Company’s operations.

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

Some studies have indicated that some aspects of using wireless phones while driving may impair drivers' attention in certain circumstances, making accidents more likely.  These concerns could lead to litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or regulations on wireless phone use.  A number of state and local governments are considering or have enacted legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone.  Legislation of this nature, if enacted, may require wireless service providers to supply to their subscribers hands-free enhanced services, such as voice activated dialing and hands-free speaker phones and headsets, in order to continue generating revenue from subscribers, who make many of their calls while on the road.  If we are unable to provide hands-free services and products to subscribers in a timely and adequate fashion, the volume of wireless phone usage would likely decrease, and the ability of our wireless operations to generate revenues would suffer.

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

Our revenue growth is primarily dependent on the growth of the subscriber base and average monthly revenues per user.  Competitive pressures may adversely affect our ability to increase our future revenues.  A continuation of competitive pressures in the wireless telecommunications market has caused some major carriers to offer plans with increasingly larger bundles of minutes of use and data services at lower prices that may compete with the Sprint Nextel wireless plans we sell.  Increased price competition may lead to lower average monthly revenues per user.

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

Our business plan and estimated future operating results are based on estimates of key operating performance measures, including subscriber growth, subscriber turnover (commonly known as churn), average monthly revenue per subscriber, losses on sales of handsets and other subscriber acquisition costs and other operating costs.  The dynamic nature of the wireless market, economic conditions, increased competition in the wireless telecommunications industry, the entry of new competitors due to recent or future FCC spectrum auctions, new service offerings by Sprint Nextel or competitors of increasingly larger bundles of minutes of use at lower prices, and other issues facing the wireless telecommunications industry in general have created a level of uncertainty that may adversely affect our ability to predict these key measures.

We may experience a high rate of subscriber turnover, which could adversely affect our future financial performance.

Subscriber turnover, or churn, has been relatively stable in recent years while increasing slightly over time.  We experienced a higher churn rate in 2007, which improved in 2008, increased slightly in 2009 and is again expected to increase slightly in 2010.  Because of significant competition in the industry in general, changes to Sprint Nextel’s competitive position in particular and the overall economic downturn, among other factors, this relative stability may not occur and the future rate of subscriber turnover may be higher than rates in recent periods.  Factors that may contribute to higher churn include the following:

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

Sprint Nextel’s recent SEC filings indicate that the declines in its subscriber base and revenues from its post-pay wireless customers have resulted in a decline in Sprint Nextel’s service revenue.  To the extent that Sprint Nextel’s subscriber losses, revenue declines and other business difficulties continue, our subscriber counts and our ability to generate revenues at current rates could be adversely affected.

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

Any failure by Sprint Nextel to provide high-quality back office services could lead to subscriber dissatisfaction, increased churn or otherwise increased costs.  We rely on Sprint Nextel's internal support systems, including customer care, billing and back office support.  Our operations could be disrupted if Sprint Nextel is unable to provide and expand its internal support systems while maintaining acceptable service levels, or to efficiently outsource those services and systems through third-party vendors.

The competitiveness of Sprint Nextel’s PCS products and services is a key factor in our ability to attract and retain subscribers.  Changes in Sprint Nextel’s PCS products and services may reduce subscriber additions, increase subscriber turnover and decrease subscriber credit quality.

Sprint Nextel's roaming arrangements to provide service outside of the Sprint Nextel National Network may not be competitive with other wireless service providers, which may restrict our ability to attract and retain subscribers and may increase our costs of doing business.

We rely on Sprint Nextel's roaming arrangements with other wireless service providers for coverage in some areas where Sprint PCS service is not available.  If customers are not able to roam quickly or efficiently onto other wireless networks, we may lose current subscribers and Sprint PCS wireless services may be less attractive to new subscribers.

The risks related to our roaming arrangements include the following:

•	the quality of the service provided by another provider during a roaming call may not approximate the quality of the service provided by the Sprint Nextel PCS network;

•	the price of a roaming call off network may not be competitive with prices of other wireless companies for roaming calls;

•	customers may not be able to use Sprint Nextel's advanced features, such as voicemail notification, while roaming; and

•	Sprint Nextel or the carriers providing the service may not be able to provide accurate billing information on a timely basis.

Some provisions of the Sprint Nextel agreements may diminish the value of our common stock and restrict or diminish the value of our business.

Under limited circumstances involving non-renewal of our agreement or a breach by the Company, Sprint Nextel may purchase the operating assets of our PCS operations at a discount of 20% in the event of non-renewal, or 28% in the event of a breach, by the Company. These discounts would be applied to the “entire business value” as that term is defined in our agreement with Sprint Nextel.  In addition, Sprint Nextel must approve any assignment of the Sprint Nextel agreements by us.  Sprint Nextel also has a right of first refusal to purchase our PCS operating assets if we decide to sell those assets to a third party.  These restrictions and other restrictions contained in the Sprint Nextel  agreements could adversely affect the value of our common stock, may limit our ability to sell the foregoing assets on advantageous terms, may reduce the value a buyer would be willing to pay, and may reduce the "entire business value," as described in the Sprint Nextel agreements.

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

Our PCS operations are dependent on Sprint Nextel's national network.  Sprint Nextel's digital wireless network may not provide nationwide coverage to the same extent as the networks of its competitors, which could adversely affect our ability to attract and retain subscribers.  Sprint Nextel currently covers a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands.  Sprint Nextel offers PCS services, either on its own network or through its roaming agreements, in every part of the United States.

Sprint Nextel completed a transaction in which it transferred mobile broadband licenses and business operations to Clearwire Corp. and obtained a majority equity ownership interest in Clearwire, with major cable operators, Google, Intel, Cisco and other investors contributing investment capital and obtaining equity in Clearwire.  This transaction was entered with an expectation that Clearwire will expand its broadband networks in large metropolitan areas across the United States and that Sprint Nextel will offer high-speed broadband services (“4G”) in conjunction with Clearwire.

Sprint Nextel’s arrangements with Clearwire and the risks associated with the Clearwire venture might adversely affect our business.  The introduction of 4G services inour service area by other operators, independent of arrangements with us, might adversely affect our PCS business.

If Sprint Nextel’s PCS licenses are not renewed or are revoked, our PCS business would be harmed.

Non-renewal or revocation by the FCC of Sprint Nextel's PCS licenses would significantly harm us.  Wireless spectrum licenses are subject to renewal and revocation by the FCC.  There may be opposition to renewal of Sprint Nextel's PCS licenses upon their expiration, and Sprint Nextel's PCS licenses may not be renewed.  The FCC has adopted specific standards to apply to PCS license renewals.  Any failure by Sprint Nextel to comply with these standards could cause revocation or forfeiture of Sprint Nextel's PCS licenses.

If Sprint Nextel does not maintain control over its licensed spectrum, our Sprint Nextel agreements may be terminated, which would render us unable to continue providing service to our subscribers.

Risks Related to Our Cable Businesses

We face risks from increasing competition for the provision of cable and related video services.

Incumbent cable companies, which have historically provided video service, face competition from direct broadcast satellite providers, and more recently from large providers of wireline telecommunications services (such as Verizon and AT&T), which have begun to upgrade their networks to provide video services in addition to voice and broadband services. Wireless providers also are entering the market for video services by making such services available on handsets. Moreover, consumers are increasingly accessing video content from alternative sources, such as internet-based websites and applications.  The influx of competitors in this area, together with the development of new technologies to support them, are resulting in significant changes in the business models and regulatory provisions that have applied to the provision of video and other services. These developments may lead to a decline in the price and profitability of video and other services.

Changes to key regulatory requirements can affect our ability to compete.

The Company operates cable television systems in largely rural areas of Virginia and West Virginia.  The Company has experienced competition from satellite providers that are larger and have cost advantages over the Company in the procurement of programming.  The continued success of the satellite television providers may have an adverse impact on the Company’s cable television results.

In 2006, Virginia adopted legislation to make it easier for companies to obtain local franchises to provide cable television service.  Also in 2006, the FCC adopted new rules which substantially reduce the cost of obtaining a local franchise.  These rules may make it easier for the Company to expand its cable television business, but also may result in increased competition for such business.

As part of its National Broadband Plan Inquiry, the FCC raised several policy issues concerning cable set-top boxes, including whether such boxes should accommodate two-way content from sources other than the cable operator such as Internet web sites.  In addition, current FCC rules require that cable operators allow customers to attach set-top box devices purchased at retail instead of leasing a box from the cable operator.  These devices can access programming from sources that compete with the program offerings of the Company.  These devices, and any rule changes that impose access obligations on the Company’s leased boxes, could reduce demand for the Company’s video products.

Risks Related To Broadband Services

Our broadband services may be adversely impacted by legislative or regulatory changes that affect our ability to develop and offer services or that could expose us to liability from customers or others.

The Company provides broadband services to its cable and telephone customers through cable modems and digital subscriber lines (DSL), respectively.  The FCC is currently considering codifying a set of six “open internet” rules, also referred to as “net neutrality,” that could affect the Company’s provision of broadband services.  For example, the rules under consideration include a broad nondiscrimination principle that could prohibit the Company from charging websites for enhanced delivery of content.  Congress may also consider increasing regulatory authority over broadband providers, although specific proposals are not currently pending.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company owns its corporate headquarters, which occupies a 60,000-square foot building in Edinburg, Virginia.  The Company also owns a 26,500-square foot building in Edinburg that houses the Company's main switching center and technical staff and a 10,700-square foot building in Edinburg used for customer services and retail sales.

The Company owns nine telephone exchange buildings that are located in the major towns and some of the rural communities that are served by the regulated telecommunications operations.  These buildings contain switching and fiber optic equipment and associated local exchange telecommunications equipment.  The Company has fiber optic hubs or points of presence in Hagerstown, Maryland; Ashburn, Berryville, Edinburg, Front Royal, Harrisonburg, Herndon, Leesburg, Stephens City, Warrenton and Winchester, Virginia; and Franklin, Petersburg, Shepherdstown and Martinsburg, West Virginia.

The Company leases land, buildings and tower space in support of its PCS operations.  As of December 31, 2009, the Company had 476 sites, including sites on property owned by the Company, and 16 leased retail locations.

The Company owns or leases other warehouse, office and retail space in various locations to support its operations.  The leases for the foregoing land, buildings and tower space expire on various dates between 2009 and 2050.  For information about these leases, see Note 14 to the consolidated financial statements appearing elsewhere in this report.

The Company plans to lease additional land, equipment space, and retail space in support of the ongoing PCS expansion, but at a slower pace than in recent years.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's stock is traded on the Nasdaq Global Select Market under the symbol “SHEN.”  The following table shows the closing high and low sales prices per share of common stock as reported by the Nasdaq Global Select Market for each quarter during the last two years:

2009	High	Low
Fourth Quarter	$20.94	$16.25
Third Quarter	21.03	16.82
Second Quarter	24.23	17.08
First Quarter	28.32	17.09

2008	High	Low
Fourth Quarter	$28.05	$14.50
Third Quarter	24.20	12.72
Second Quarter	17.76	13.02
First Quarter	23.98	13.51

As of February 22, 2010, there were approximately 4,249 holders of record of the Company’s common stock.

Shenandoah Telecommunications Company historically has paid annual cash dividends on or about December 1 of each year.  The regular cash dividend was $0.32 per share in 2009 and $0.30 per share in 2008.  Dividends are paid to Shenandoah Telecommunications Company shareholders from accumulated dividends paid to it by its operating subsidiaries.

The following graph and table show the cumulative total shareholder return on the Company’s common stock compared to the Nasdaq U.S. Index and the Nasdaq Telecommunications Index for the period between December 31, 2004 and December 31, 2009.  The Nasdaq Telecommunications Index includes 164 companies that represent a wide mix of telecommunications service and equipment providers, and also includes other Sprint PCS affiliates and smaller carriers that offer similar products and serve similar markets.  The graph assumes $100 was invested on December 31, 2004 in (1) the Company’s common stock, (2) the Nasdaq U.S. Index and (3) the Nasdaq Telecommunications Index, and that all dividends were reinvested and market capitalization weighting as of December 31, 2005, 2006, 2007, 2008 and 2009.

	2004	2005	2006	2007	2008	2009
Shenandoah Telecommunications Company	100	134	161	250	296	219
Nasdaq U.S. Index	100	102	112	122	59	84
Nasdaq Telecommunications Index	100	95	125	111	64	96

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In addition, in conjunction with the award of shares or exercises of stock options, the Company periodically repurchases shares from certain recipients to cover the minimum statutory tax withholding requirements associated with the transaction.  The following table provides information about the Company’s repurchases of shares during the three months ended December 31, 2009:

	Number of Shares Purchased	Average Price Paid per Share
October 1 to October 31	1	$17.45
November 1 to November 30	3,643	$16.97
December 1 to December 31	2	$17.76

Total	3,646	$16.97

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data as of December 31, 2009, 2008, 2007, 2006 and 2005 and for each of the years in the five-year period ended December 31, 2009.

The selected financial data as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009 are derived from the Company’s audited consolidated financial statements appearing elsewhere in this report. The selected financial data as of December 31, 2007, 2006 and 2005 and for the years ended December 31, 2006 and 2005 are derived from the Company’s financial statements.  Certain numbers in 2008 and prior periods have been adjusted to correct for an understatement of asset retirement obligations.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

( in thousands, except share and per share data.)

	2009	2008	2007	2006	2005

Operating revenues	$160,616	$144,424	$130,365	$158,894	$136,766
Operating expenses	117,789	99,213	94,091	133,565	117,549
Operating income	42,827	45,211	36,274	25,329	19,217
Interest expense	1,361	1,009	1,873	2,362	3,076
Income taxes	17,465	17,494	14,942	14,026	6,556

Net income from continuing operations (a)	$25,084	$26,069	$21,921	$20,492	$10,699
Discontinued operations, net of tax (b)	(9,992)	(1,924)	(3,361)	(2,729)	(166)
Cumulative effect of a change in accounting, net of tax	-	-	-	(77)	-
Net income	$15,092	$24,145	$18,560	$17,686	$10,533
Total assets	271,725	266,837	222,512	208,864	205,968
Total debt – including current maturities	32,960	41,359	21,907	26,016	35,918

Shareholder Information:
Shares outstanding	23,680,843	23,605,467	23,508,525	23,284,284	23,061,135
Income per share from continuing operations-diluted	$1.06	$1.11	$0.93	$0.88	$0.46
Loss per share from discontinued operations-diluted	(0.42)	(0.08)	(0.14)	(0.12)	(0.01)
Loss per share from cumulative effect of a change in accounting (c)	-	-	-	-	-
Net income per share-diluted	0.64	1.03	0.79	0.76	0.45
Cash dividends per share	$0.32	$0.30	$0.27	$0.25	$0.15

All share and per share figures reflect the three for one stock split effected August 2, 2007.

(a)	The 2006 balance shown includes a gain of $6.4 million, net of tax, relating to the disposition of the RTB stock.

(b)
Discontinued operations include the operating results of Converged Services.  The Company announced its intention to dispose of Converged Services in September, 2008, and reclassified its operating results as discontinued for all periods presented.  In 2009, the Company recognized an impairment loss of $17.5 million, or $10.7 million net of tax, to write-down the net assets of Converged Services to their estimated fair value.

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

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries.  These subsidiaries provide wireless personal communications services (as a Sprint PCS affiliate) and local exchange telephone services, as well as cable television, video, Internet and data services, long distance, sale of telecommunications equipment, fiber optics facilities, and leased tower facilities. During 2009, the Company restructured its business segments to reflect changes in the Company’s corporate direction and strategy in response to changes in the economic environment and other factors.  The Company has three reportable segments, which the Company operates and manages as strategic business units organized by lines of business: (1) Wireless, (2) Wireline, and (3) Cable TV.   A fourth segment, Other, primarily includes Shenandoah Telecommunications Company, the parent holding company as well as certain general and administrative costs historically charged to Converged Services that cannot be allocated to discontinued operations.  Prior period comparative information has been restated to conform to the current structure.

The Wireless segment provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, as a Sprint PCS Affiliate of Sprint Nextel.  This segment also owns cell site towers built on leased land, and leases space on these towers to both affiliates and non-affiliated service providers.

The Wireline segment provides regulated and unregulated voice services, dial-up and DSL internet access, and long distance access services throughout Shenandoah County and portions of northwestern Augusta County, Virginia, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland.

The Cable TV segment provides cable television services in Shenandoah County, Virginia, and beginning December 1, 2008, in various franchise areas in West Virginia and Alleghany County, Virginia.

The Company is the exclusive provider of wireless mobility communications network products and services on the 1900 MHz band under the Sprint brand from Harrisonburg, Virginia to Harrisburg, York and Altoona, Pennsylvania.  The Company’s primary service area for the wireline and cable television businesses was historically Shenandoah County, Virginia. The county is a rural area in northwestern Virginia, with an estimated population of approximately 41,000 inhabitants, which has increased by approximately 6,000 since 2000.  The Company believes that the potential for significant numbers of additional wireline customers in the Shenandoah County operating area is limited.  With the acquisition in December 2008 of cable system assets and customers from Rapid Communications, LLC, through the Company’s Shentel Cable Company subsidiary, the Company has expanded its cable television services to portions of West Virginia and Alleghany County, Virginia.  In November 2009, the Company acquired approximately 1,000 telephone access lines in northwestern Augusta County, Virginia, by acquiring the assets of the North River Telephone Cooperative.

As a result of the November 30, 2004 acquisition of the 83.9% of NTC Communications, L.L.C. (“NTC”) that the Company did not already own, the Company, through its subsidiary Shentel Converged Services, provides local and long distance voice, video, and Internet services on an exclusive and non-exclusive basis to MDU communities, consisting primarily of off-campus college student housing throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee, Mississippi and Delaware. As of December 31, 2009 and 2008, Converged Services has been classified as a discontinued operation and its assets and liabilities reclassified as held for sale in the consolidated financial statements.  The Company continues to pursue its plan to sell these assets.

The Company sells and leases equipment, mainly related to the services it provides.  The Company participates in emerging services and technologies by investment in technology venture funds and direct investment in non-affiliated companies.

Additional Information About the Company’s Business

The following table shows selected operating statistics of the Company for the three months ending on, or as of, the dates shown:

	Dec. 31,	Dec. 31,	Dec. 31,
	2009	2008	2007
Retail PCS Subscribers	222,818	211,462	187,303
PCS Market POPS (000) (1)	2,327	2,310	2,297
PCS Covered POPS (000) (1)	2,033	1,931	1,814
PCS Average Monthly Retail Churn % (2)	1.99%	1.87%	2.32%
CDMA Base Stations (sites)	476	411	346
EVDO-enabled sites	334	211	52
EVDO Covered POPS (000)	1,940	1,663	624
Towers	140	118	115
Telephone Access Lines (3)	24,358	24,042	24,536
Total Switched Access Minutes (000)	81,260	90,460	92,331
Originating Switched Access Minutes (000)	22,572	25,425	26,128
Long Distance Subscribers	10,851	10,842	10,689
Long Distance Calls (000) (4)	7,200	7,981	7,944
Total Fiber Miles (5)	58,705	50,593	35,872
Fiber Route Miles (5)	1,558	1,109	647
DSL Subscribers (3)	10,985	9,918	8,136
Dial-up Internet Subscribers	3,359	4,866	7,547
Cable Segment RGUs(5)	24,856	26,061	8,303
Employees (full time equivalents)	456	445	411

1)
POPS refers to the estimated population of a given geographic area and is based on information purchased from third party sources.  Market POPS are those within a market area which the Company is authorized to serve under its Sprint Nextel agreements, and Covered POPS are those covered by the network’s service area.

2)	PCS Average Monthly Churn is the average of the three monthly subscriber turnover, or churn calculations for the period.
3)	Includes 935 telephone access lines as of December 31, 2009, acquired from North River Telephone Cooperative, and 59 DSL subscribers.

4)	Originated by customers of the Company’s Telephone subsidiary.
5)
The increase in RGUs at December 31, 2008 is primarily a result of the acquisition of cable and internet RGUs from Rapid Communications, LLC, effective December 1, 2008, and the decrease at December 31, 2009, reflects the sale of approximately 1,754 cable and internet RGUs in December 2009.  RGU stands for Revenue Generating Unit, and generally means the sum of services to which customers subscribe.  The fiber amounts shown for 2008 have been updated to include the approximate amounts acquired in December 2008.

Significant Transactions

The 2009, 2008 and 2007 financial results of the Company reflected several significant transactions.  These transactions should be noted in understanding the financial results of the Company for 2009, 2008 and 2007.

In September 2008, the Company announced its intention to sell its Converged Services segment.  The operating results of this segment were reclassified to discontinued operations, and the assets and liabilities were reclassified as assets and liabilities held for sale.  Certain costs previously charged or allocated to the Converged Services segment are not appropriately chargeable to discontinued operations, and these costs have been reclassified to the “Other” segment within continuing operations for all periods presented.  In March 2009, based upon an assessment of fair value based upon bids received in the auction process, the Company recognized an impairment charge totaling $17.5 million ($10.7 million, net of taxes), on the assets held for sale.  The impairment charge was included in discontinued operations.

In December 2008, the Company closed on the acquisition of certain cable assets serving approximately 17,000 customers in Virginia and West Virginia.  The 2008 consolidated income statement includes one month of operations for the Company’s new Shentel Cable subsidiary, which is included as part of the Company’s Cable Segment.  In December 2009, the Company sold cable assets serving approximately 10% of these customers for $1.5 million, recognizing a gain of approximately $0.4 million.

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

On November 30, 2006, the Company announced that it would freeze benefit accruals for all participants in the Company’s defined benefit pension plans as of January 31, 2007, and that it would replace the frozen benefits by increasing the Company’s contributions to the existing 401(k) Supplemental Retirement Plan.  The Company also announced that it intended to terminate and settle the defined benefit pension plan.  The Company also announced a voluntary early retirement incentive plan for 58 eligible participants.  During January 2007, 25 employees elected to accept the early retirement offer.   The Company recorded approximately $2.0 million in costs associated with the early retirements during the first quarter of 2007, and during the fourth quarter of 2007, recognized $0.7 million in pension expense related to the settlement of pension liabilities for employees who took lump sum pension payments following their early retirement.  The Company has received a favorable determination letter from the Internal Revenue Service in late February, 2010, and the Company expects to complete the settlement of the defined benefit pension plan in the second quarter of 2010.  At that time, the Company will record approximately $3.4 million in pension expense as settlements occur.

Critical Accounting Policies

The Company relies on the use of estimates and makes assumptions that affect its financial condition and operating results.  These estimates and assumptions are based on historical results and trends as well as the Company's forecasts as to how these might change in the future.  The most critical accounting policies that materially affect the Company's results of operations include the following:

Allowance for Doubtful Accounts

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection and write-off experience, current trends, credit policies, and the analysis of the accounts receivable by aging category.  In determining these estimates, the Company compares historical write-offs in relation to the estimated period in which the subscriber was originally billed.  The Company also looks at the historical average length of time that elapses between the original billing date and the date of write-off and the financial position of its larger customers in determining the adequacy of the allowance for doubtful accounts.  From this information, the Company assigns specific amounts to the aging categories.  The Company provides an allowance for substantially all receivables over 90 days old.  The Company does not carry an allowance for receivables related to PCS customers.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable and collectability is reasonably assured.  Revenues are recognized by the Company based on the various types of transactions generating the revenue.  For services, revenue is recognized as the services are performed. For equipment sales, revenue is recognized when the sales transaction is complete.  For transactions with customers in our wireless segment that involve multiple elements, such as the sale of service combined with the sale of a handset, the consideration received at the time of sale is measured and allocated to the separate units based upon their relative fair values.  Generally, this method results in all cash received at the time of the initial sale being allocated to and recognized as equipment revenue.

Under the Sprint Nextel Management Agreement, wireless service revenues are reported net of the 8% Management Fee and, since its imposition effective January 1, 2007, the 8.8% Net Service Fee retained by Sprint Nextel.

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

Leases

The Company recognizes rent expense on a straight-line basis over the initial lease term and renewal periods that are reasonably assured at the inception of the lease.  In light of the Company’s investment in each leased site, including acquisition costs and leasehold improvements, the Company includes the exercise of certain renewal options in the recording of operating leases.  Where the Company is the lessor, the Company recognizes revenue on a straight line basis over the non-cancelable term of the lease.

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

Fair Value of Converged Services

The Company’s assessment of the fair value of the Converged Services assets as of December 31, 2009, is based upon the most recent sales proposals currently under consideration.  Based upon this assessment, the Company has concluded that the fair value (less costs required to sell) is greater than the current carrying value of these assets.  The ultimate selling price will depend on the dynamics of the market and the sale process, and the financial circumstances of the telecommunications industry and the buyers at the time of the sale.  It is not possible at this time to anticipate how all of these factors might influence the final sales price or whether the eventual sale will result in a future gain or loss.

Other

The Company does not have any unrecorded off-balance sheet transactions or arrangements: however, the Company has significant commitments under operating leases and is subject to up to $0.3 million in capital calls under its investments.

Results of Continuing Operations

2009 Compared to 2008

Consolidated Results

The Company’s consolidated results from continuing operations for the years ended December 31, 2009 and 2008 are summarized as follows:

	Years Ended
(in thousands)	December 31,		Change
	2009	2008	$	%

Operating revenues	$160,616	$144,424	$16,192	11.2
Operating expenses	117,789	99,213	18,576	18.7
Operating income	42,827	45,211	(2,384)	(5.3)
Other income (expense)	(278)	(1,648)	1,370	83.1
Income tax expense	17,465	17,494	(29)	(0.2)
Net income from continuing operations	$25,084	$26,069	$(985)	(3.8)

Operating revenues

Operating revenues increased $16.2 million, or 11.2%, in 2009 over 2008, primarily due to an increase of $10.0 million in service revenue in the Wireless segment and the additional $9.6 million of revenue from the Shentel Cable acquisition in late 2008. All other Company revenues decreased by $3.4 million in 2009 from 2008, principally due to lower Wireless segment equipment and other revenues which declined $1.9 million.

Operating expenses

Operating expenses increased $18.6 million, or 18.7%, compared to the 2008 period.  The incremental costs of the Shentel Cable operations accounted for $14.2 million of the year over year increase.  Capital improvements to the Company’s fiber optic network and to provide expanded wireless coverage and additional services, specifically EVDO high speed wireless internet data access availability, added $3.4 million of depreciation to operating expenses in the Wireline and Wireless segments, while other costs in the Wireless segment increased $1.7 million.  All other operating expenses decreased $0.7 million during 2009.

Other income (expense)

The change in other income (expense) resulted from improved results from the Company’s investments, which in the aggregate reported losses of $1.4 million in 2008 and gains of $0.1 million in 2009.  The investments held by the Company in its rabbi trust related to its Supplemental Executive Retirement Plan generated approximately $1.1 million of this improvement.

Income tax expense

The Company’s effective tax rate on income from continuing operations increased from 40.2% in 2008 to 41.0% in 2009 principally due to changes in the allocation of taxable income to states with higher tax rates.

Net income from continuing operations

Net income from continuing operations decreased $1.0 million in 2009 from 2008, primarily as a result of the Shentel Cable acquisition, which generated a loss of $2.4 million in 2009, offset by the improvements in investment results during 2009.

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

PCS had 476 PCS base stations in service at December 31, 2009, compared to 411 base stations in service at December 31, 2008.  As of December 31, 2009, PCS had 334 EVDO-enabled sites, up from 211 EVDO-enabled sites operating as of December 31, 2008, covering 95% of our currently covered population.

The Company’s average PCS retail customer turnover, or churn rate, was 1.99% in the fourth quarter of 2009, compared to 1.87% in the fourth quarter of 2008.  As of December 31, 2009, the Company had 222,818 retail PCS subscribers compared to 211,462 subscribers at December 31, 2008.

Mobile owned 138 towers at December 31, 2009, up from 116 at December 31, 2008.  At December 31, 2009, Mobile had 196 leases for non-affiliate cell sites, and 133 affiliate leases, compared to 183 non-affiliate and 114 affiliate leases as of December 31, 2008.

	Years Ended
(in thousands)	December 31,		Change
	2009	2008	$	%

Segment operating revenues
Wireless service revenue	$102,196	$92,149	$10,047	10.9
Tower lease revenue	7,144	6,480	664	10.2
Equipment revenue	4,522	5,214	(692)	(13.3)
Other revenue	1,833	3,042	(1,209)	(39.7)
Total segment operating revenues	115,695	106,885	8,810	8.2

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	38,129	35,935	2,194	6.1
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	17,098	17,623	(525)	(3.0)
Depreciation and amortization	20,293	17,450	2,843	16.3
Total segment operating expenses	75,520	71,008	4,512	6.4
Segment operating income	$40,175	$35,877	$4,298	12.0

Operating revenues

Wireless service revenue increased $10.0 million, or 10.9%, for 2009 over 2008.  Average subscribers for 2009 increased 8.2% compared to 2008.  Wireless service revenues are shown net of Sprint fees, billing credits and adjustments, and write-offs.  Total credits against gross billed revenue were essentially unchanged from 2008 (down $0.3 million), while allocated write-offs were down $1.3 million.

The increase in tower lease revenue resulted from additional cell site leases and higher rates on existing leases.

The decrease in equipment revenue consists of $0.4 million in lower handset revenue due to fewer handsets sold, and $0.3 million less commission revenue due to fewer sales of phones that operate on the iDEN network, for which the Company is paid a commission for each phone sold.

Other revenue in 2008 included a favorable adjustment of $1.0 million for USF fees from 2005 through 2007 passed through from Sprint Nextel.

Cost of goods and services

Cost of goods and services increased $2.2 million, or 6.1%, in 2009 from 2008.   Costs of the expanded network coverage and roll-out of EVDO coverage resulted in a $3.6 million increase in network costs including rent of $1.7 million for additional tower and co-location sites, additional power costs of $0.2 million and $1.7 million in additional backhaul line costs.

Network costs are expected to continue to increase in 2010, primarily as a result of recognizing the full annual costs associated with the EVDO sites, towers and base stations added in 2009 to expand our network coverage and capacity.

Costs of handsets and other devices declined by $1.8 million in 2009 from 2008, reflecting fewer handsets sold.

Selling, general and administrative

Selling, general and administrative expenses decreased $0.5 million in 2009 from 2008 due to a $1.4 million decrease in commissions, partially offset by $0.9 million of additional spending on advertising.

Depreciation and amortization

Depreciation and amortization increased $2.8 million in 2009 over 2008, due to capital projects for EVDO capability and new cell sites placed in service beginning in 2008 and continuing throughout 2009.  Depreciation is expected to continue to increase in 2010, primarily due to the full year impact of depreciation on projects placed in service in 2009.

Wireline

The Wireline segment is composed of several subsidiaries providing telecommunications services.  Through these subsidiaries, this segment provides regulated and unregulated voice services, dial-up and DSL internet access, and long distance access services throughout Shenandoah County and portions of northwestern Augusta County, Virginia, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland.

	Years Ended
(in thousands)	December 31,		Change
	2009	2008	$	%

Segment operating revenues
Service revenue	$14,193	$13,715	$478	3.5
Access revenue	11,225	12,308	(1,083)	(8.8)
Facilities lease revenue	14,215	13,424	791	5.9
Equipment revenue	148	625	(477)	(76.3)
Other revenue	5,282	5,282	-	-
Total segment operating revenues	45,063	45,354	(291)	(0.6)

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	16,773	15,585	1,188	7.6
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,397	7,354	43	0.6
Depreciation and amortization	8,317	7,666	651	8.5
Total segment operating expenses	32,487	30,605	1,882	6.1
Segment operating income	$12,576	$14,749	$(2,173)	(14.7)

Operating revenues

Operating revenues decreased slightly in 2009 from 2008.  The increase in service revenues resulted primarily from a rate increase in early 2009; equipment revenues decreased principally due to a one-time sale of equipment recorded in 2008; access revenue declined due to declining minutes of use, while facilities lease revenue increased due to new and revised contracts with third parties.

Cost of goods and services

Cost of goods and services increased $1.2 million, due to additional network costs of $1.0 million associated with facilities lease revenues, including line and access expenses; and greater losses on disposed equipment of $0.2 million.

Depreciation and amortization

The increase in depreciation and amortization resulted from capital projects placed in service relating to fiber upgrades and expansion.

Cable Television

The Cable TV segment provides analog, digital and high-definition television signals under franchise agreements within Shenandoah County, Virginia, and since the acquisition of cable systems and subscribers from Rapid Communications, Inc., on December 1, 2008, in various locales in West Virginia and in Alleghany County, Virginia.  As of December 31, 2009, it served 24,856 RGUs, down from 26,061 RGUs served as of December 31, 2008.  The Cable TV segment sold systems covering 1,752 RGUs and 7,722 homes passed during December, 2009.  Since the Rapid acquisition, the Company has been working to upgrade a number of the acquired systems, and through December 31, 2009, approximately 64% of acquired homes passed have been updated.  The Company has introduced expanded service offerings in the upgraded markets, and plans to upgrade additional markets in 2010 and introduce expanded service offerings as upgrades are completed.  The Company expects to spend approximately $22 million on these upgrades through 2010; spending through December 31, 2009 totaled approximately $12 million.  The Company spent approximately $1.6 million to upgrade the Shenandoah County, Virginia, cable TV network, during 2009, as well as $2.7 million on other cable segment projects in both areas.

	Years Ended
(in thousands)	December 31,		Change
	2009	2008	$	%

Segment operating revenues
Service revenue	$14,257	$5,592	$8,665	155.0
Equipment and other revenue	1,306	541	765	141.4
Total segment operating revenues	15,563	6,133	9,430	153.8

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	12,550	4,205	8,345	198.5
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	5,383	1,594	3,789	237.7
Depreciation and amortization	3,700	1,250	2,450	196.0
Total segment operating expenses	21,633	7,049	14,584	206.9
Segment operating loss	$(6,070)	$(916)	$(5,154)	n/m

Operating revenues and expenses

The newly acquired cable operations generated $4.7 million of the increase in segment operating loss shown above while the Company has been rebuilding the networks in order to launch new services.   The legacy cable operation generated $0.1 million less operating revenue, and incurred $0.3 million in additional operating expenses, compared to 2008.  The increase in operating costs included $0.1 million in additional programming costs and $0.2 million in additional maintenance costs.

2008 Compared to 2007

Consolidated Results

The Company’s consolidated results from continuing operations for the years ended December 31, 2008 and 2007, respectively, are summarized as follows:

	Years Ended
(in thousands)	December 31,		Change
	2008	2007	$	%

Operating revenues	$144,424	$130,365	$14,059	10.8
Operating expenses	99,213	94,091	5,122	5.4
Operating income	45,211	36,274	8,937	24.6
Other income (expense)	(1,648)	589	(2,237)	(379.8)
Income tax expense	17,494	14,942	2,552	17.1
Net income from continuing operations	$26,069	$21,921	$4,148	18.9

Operating revenues

Operating revenue increased $14.1 million, or 10.8%, in 2008 over 2007, primarily due to increased service revenue in the Wireless segment of $12.0 million.  Wireline segment operating revenues increased $1.2 million, while the incremental Shentel Cable revenues in the Cable TV segment totaled $0.9 million for the year ended December 31, 2008.

Operating expenses

For the year ended December 31, 2008, operating expenses increased $5.1 million, or 5.4%, compared to the 2007 period.  Significant cost increases over 2007 included additional depreciation expense of $3.0 million on improvements to the Company’s fiber optic network and to support expanded wireless coverage and additional services, specifically EVDO high speed wireless internet data access availability; the associated additional $3.2 million of operating costs for rent and power; and an increase of $2.4 million for wireless handset costs.  Partially offsetting these increases were the one-time costs in 2007 of the stock award of $2.1 million and the early retirement offer and related costs of $2.7 million.  All other operating expenses increased $1.3 million, including $0.7 million associated with the Shentel Cable acquisition in December 2008.

Other income (expense)

The change in other income (expense) resulted from losses recognized on investments during late 2008 versus income from such investments during 2007, partially offset by a decrease in interest expense of $0.9 million, principally due to additional interest capitalized to plant under construction during 2008.

Income tax expense

The Company’s effective tax rate on income from continuing operations decreased slightly from 40.5% in 2007 to 40.2% in 2008.

Net income from continuing operations

Net income from continuing operations increased $4.1 million, due primarily to increased wireless service revenue offset by net higher expenses for network improvements, expanded wireless coverage and additional services, and losses recognized on investments.

Wireless

	Years Ended
(in thousands)	December 31,		Change
	2008	2007	$	%

Segment operating revenues
Wireless service revenue	$92,149	$80,099	$12,050	15.0
Tower lease revenue	6,480	5,917	563	9.5
Equipment revenue	5,214	5,015	199	4.0
Other revenue	3,042	2,439	603	24.7
Total segment operating revenues	106,885	93,470	13,415	14.4

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	35,935	30,205	5,730	19.0
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	17,623	15,987	1,636	10.2
Depreciation and amortization	17,450	16,254	1,196	7.4
Total segment operating expenses	71,008	62,446	8,562	13.7
Segment operating income	$35,877	$31,024	$4,853	15.6

Operating revenues

Wireless service revenue increased $12.1 million, or 15.0%, for the year ended December 31, 2008, compared to 2007.  Average subscribers increased 16.7% during 2008 from 2007.

The increase in tower lease revenue resulted from additional cell site leases to non-affiliates.

The increase in other revenue reflects a one-time pass through of approximately $1.0 million of Universal Service Fund fees from Sprint Nextel in the second quarter of 2008, offset by a $0.4 million decline in activation fee revenue from new subscribers.

Cost of goods and services

Cost of goods and services increased $5.7 million in 2008 period compared to 2007.   Costs of the expanded network coverage and roll-out of EVDO coverage resulted in a $3.3 million increase in network costs.  Network costs include rent for additional tower and co-location sites, and power and backhaul line costs.  Customer retention costs (including the costs of handsets used for upgrades and warranty and insurance replacements) increased $2.4 million from 2007, principally due to higher costs of phones with new and expanded features.  The Company added 65 base stations and added high-speed data transmission capability to 159 cell sites during 2008.  Cost of goods and services in 2007 also included approximately $0.6 million in accrual reversals related to implementing the 2007 Amendment to the Sprint Nextel agreements.

Selling, general and administrative expenses

The $1.6 million increase in selling, general and administrative expenses in 2008 compared to 2007 resulted primarily from the full year cost of the 13 retail locations acquired in May 2007 from Sprint Nextel, as well as $0.4 million in additional third party commissions paid in 2008.  The 2007 period also included a reversal of the $0.5 million allowance for bad debts relating to Sprint Nextel customers as of December 31, 2006, due to changes in procedures resulting from the 2007 Amendment to the Sprint Nextel agreements.

Depreciation and amortization

Depreciation and amortization increased approximately $1.2 million in 2008 over 2007, due to capital projects for EVDO capability and new cell sites placed in service since 2007.

Wireline

	Years Ended
(in thousands)	December 31,		Change
	2008	2007	$	%

Segment operating revenues
Service revenue	$13,715	$13,744	$(29)	(0.2)
Access revenue	12,308	12,476	(168)	(1.3)
Facilities lease revenue	13,424	12,263	1,161	9.5
Equipment revenue	625	341	284	83.3
Other revenue	5,282	5,297	(15)	(0.3)
Total segment operating revenues	45,354	44,121	1,233	2.8

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	15,585	16,262	(677)	(4.2)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,354	9,293	(1,939)	(20.9)
Depreciation and amortization	7,666	6,138	1,528	24.9
Total segment operating expenses	30,605	31,693	(1,088)	(3.4)
Segment operating income	$14,749	$12,428	$2,321	18.7

Operating revenues

Facilities lease revenue increased $1.2 million, or 9.5%, in 2008 over 2007 due to additional fiber circuits to support expanded PCS sites and capacity and third party circuits principally for data and internet access.  For 2008, equipment revenue included one large non-recurring sale of equipment.

Operating expenses

Cost of goods and services and selling, general and administrative expenses in 2007 included the one-time costs of the early retirement and pension settlement, plus the cost of the share award issued in late 2007, which were not repeated in 2008.

Depreciation and amortization expense increased $1.5 million from 2007, due to capital projects placed in service in 2008 relating to fiber related upgrades and redundancy projects, and $0.9 million in additional, accelerated depreciation in 2008 over 2007 related to certain older equipment that was scheduled for replacement in late 2008 and early 2009.

Cable Television

	Years Ended
(in thousands)	December 31,		Change
	2008	2007	$	%

Segment operating revenues
Service revenue	$5,592	$4,573	$1,019	22.3
Equipment and other revenue	541	485	56	11.5
Total segment operating revenues	6,133	5,058	1,075	21.3

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	4,205	4,161	44	1.1
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,594	1,660	(66)	(4.0)
Depreciation and amortization	1,250	1,050	200	19.0
Total segment operating expenses	7,049	6,871	178	2.6
Segment operating loss	$(916)	$(1,813)	$897	49.5

Operating revenues and expenses

The increase in operating revenues shown above primarily reflects the impact of the acquisition of Shentel Cable from Rapid Communications, LLC, in December 2008.   The newly acquired cable operations generated $0.9 million of operating revenue for the month of December.

Shentel Cable also generated cost of goods and services of $0.5 million, selling, general and administrative expenses of $0.3 million, and $0.2 million of depreciation expense in 2008.  In Shenandoah Cable, costs of goods and services declined $0.5 million and selling, general and administrative costs declined $0.4 million, in 2008 from 2007, primarily due to lower spending on high-definition converter boxes of $0.4 million and the absence in 2008 of Shenandoah Cable’s $0.4 million share of the 2007 early retirement costs, split approximately equally between cost of goods and services and selling, general and administrative.

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

Sources and Uses of Cash. The Company generated $74.1 million of net cash from operations in 2009, a $24.0 million increase from $50.1 million in 2008, which was a $6.3 million increase over 2007.  Major changes in cash from operations included cash inflows of $14.9 million from changes in working capital, and an $8.5 million increase in net income before recognition of the impairment loss.  The primary change in cash from operations in 2008 from 2007 was a $5.6 million increase in net income.

During 2009, the Company utilized $52.3 million in investing activities.  Plant and equipment purchases totaled $53.2 million in 2009, while the acquisition of telephone assets and access lines from North River Telephone Cooperative required $0.6 million of cash.  The Company received $1.4 million in cash from the sale of cable assets.  Capital expenditures in 2009 supported the addition of 20 cell towers, 65 PCS base stations and 123 EVDO-enabled cell sites during the year, expansion of and upgrades to the Company’s fiber network, and investments for cable television upgrades for the cable systems recently acquired by Shentel Cable, as well as numerous other projects.  In 2008, $75.7 million of net cash used in investing activities was used for $65.6 million in capital expenditures for 65 new PCS base stations, 159 EVDO-enabled cell sites, fiber network expansion and upgrades, back office and information technology projects, and investments in Converged services’ properties, and $10.9 million to fund the purchase of cable assets from Rapid Communications, LLC.  In 2007, the Company used $30.6 million of cash in investing activities.  Purchase and construction of plant and equipment totaled $29.1 million in 2007, as the Company increased capital spending in its PCS segment following the resolution of uncertainties concerning the status of our relationship with Sprint Nextel.  The Company added EVDO data carrying capacity to 52 PCS sites during 2007, and added 14 cell sites to expand our coverage footprint.

Financing activities utilized $15.0 million during 2009, as the Company made a voluntary repayment of $11 million on the amounts borrowed previously under the $52 million Delayed Draw Term Loan entered into in October 2008, in addition to $4.4 million in scheduled principal repayments under the terms of our other debt.  The Company made draws totaling $7 million on the Delayed Draw Term Loan during 2009.  The cash dividend paid was $7.0 million for 2009.  Financing activities provided $13.6 million in cash during 2008, as the Company drew $23.7 million from the Delayed Draw Term Loan.  The Company made $4.2 million in scheduled debt payments on its other debt, and paid dividends totaling $6.5 million to shareholders.  Net cash used in financing was $9.3 million in 2007, consisting principally of $4.1 million in scheduled debt payments and $5.8 million in cash dividends paid.

Proceeds from stock options exercised, as well as excess tax benefits on option exercises, have declined in each of the last three years.  Until a new grant of options was made early in 2009, few options (except for limited signing grants of options to new executive officers) had been awarded since 2005, and thus the pool of options available to be exercised has been declining.

Indebtedness.  At December 31, 2009, the Company’s indebtedness totaled $33.0 million and the annualized overall weighted average rate of such indebtedness was approximately 4.70%.  All of the Company’s outstanding debt is governed by a Master Loan Agreement with CoBank, ACB, and consists of three pieces, a term loan, a revolving reducing credit facility, and a delayed draw term loan, as described further below.

The outstanding balance of the CoBank term loan is $13.1 million at December 31, 2009, all of which is at fixed rates ranging from approximately 6.67% to 8.05%.  The CoBank term facility matures in 2013 and requires monthly payments of approximately $370 thousand plus interest.

On November 30, 2004, the Company amended the terms of its Master Loan Agreement with CoBank, ACB to provide for a $15 million revolving reducing credit facility. Under the terms of the amended credit facility, the Company was able to borrow up to $15 million for use in connection with the acquisition of NTC Communications LLC and other corporate purposes. The revolving credit facility has a 12-year term with scheduled quarterly payments beginning June 2006. Availability under this facility decreased each quarter by $312,500 since December 31, 2004; as of December 31, 2009, availability totaled $8.75 million. Borrowings under the facility accrue interest at an adjustable rate that can be converted to a fixed rate at the Company’s option. There have been no outstanding balances on this facility since the first quarter of 2006.

On October 22, 2008, the Company amended the terms of its Master Loan Agreement with CoBank to provide for a $52 million delayed draw term loan.  The Company amended certain provisions of this agreement in December 2009.  Availability under this facility may now be drawn by the Company through December 31, 2010.  At that time, quarterly repayments equal to 1/20th of the balance at December 31, 2010 will commence March 31, 2011 and continue through December 31, 2015.  Draws under this facility bear interest at a variable rate determined by CoBank that resets weekly.  The Company has other options under which it may set interest rates on this debt, including the option to fix the rate on up to five separate tranches of the outstanding balance.  At December 31, 2009, $19.7 million was outstanding under this facility, at a variable rate of 2.84%.

The stated rates shown above exclude patronage credits that are received from CoBank.  These patronage credits are a distribution of profits from CoBank, which is a cooperative required to distribute its profits to its members.  During the first quarter of 2009 and 2008, the Company received patronage credits of approximately 100 basis points each on its outstanding CoBank debt balance.  Approximately 65% of patronage credits are paid in cash, with the balance in the form of additional shares of CoBank stock.  Repayment of the CoBank facilities is secured by a pledge of the stock of all of the subsidiaries of the Company.

The CoBank loan agreements have three financial covenants that are measured on a trailing 12-month basis and are calculated on continuing operations.  At December 31, 2009, the ratio of total debt to operating cash flow, which must be 2.5 or lower, was 0.7; the equity to total assets ratio, which must be 35% or higher, was 64.7%; and the ratio of operating cash flow to scheduled debt service, which must exceed 2.0, was 8.4. The Company was in compliance with all covenants at December 31, 2009.

Contractual Commitments.  The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to its various long-term debt facilities, and non-cancelable operating lease agreements for retail space, tower space and cell sites.  Expected future minimum contractual cash obligations for the next five years and in the aggregate at December 31, 2009, are as follows:

Payments due by periods
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt principal (1)	$32,960	$4,561	$14,503	$9,756	$4,140
Interest on long–term debt (1)	3,534	1,352	1,598	514	70
Retirement plan contributions (2)	635	635	-	-	-
Operating leases (3)	71,712	8,820	14,843	12,636	35,413
Capital calls on investments	300	300	-	-	-
Purchase obligations (4)	6,800	6,800	-	-	-
Total obligations	$115,941	$22,468	$30,944	$22,906	$39,623

1)	Includes estimated principal payments and estimated interest payments on the delayed draw term loan based upon outstanding balances and rates in effect at December 31, 2009.
2)	Represents expected contributions to the qualified pension plan.
3)	Amounts include payments over reasonably assured renewals. See Note 14 to the consolidated financial statements appearing elsewhere in this report for additional information.
4)	Represents open purchase orders at December 31, 2009.

The Company expects to settle its qualified defined benefit pension plan during the second quarter of 2010.  Funds to settle the accumulated benefits will come from the assets of the plan, including amounts to be contributed as shown above.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments.  The Company spent $53.2 million on capital projects in 2009, less than the $65.6 million spent in 2008 but more than the $29.1 million spent in 2007.  The Company has completed much of the spending on the expansion of service and provision of EVDO high speed data capabilities of our PCS network initiated in mid 2007.  Spending on upgrades to the acquired cable systems ramped up in 2009 and will continue into 2010.  The Company also continued capital spending to expand and upgrade its fiber network and other on-going projects.  There has been no significant spending on Converged Services since 2008.

Capital expenditures budgeted for 2010 total approximately $41 million.  The 2010 budget adds capacity and network coverage to our PCS network, new towers in our Mobile segment to support the expansion of PCS network coverage, on-going spending to expand and upgrade our fiber networks and information technology capabilities, and spending to complete the upgrade of the acquired cable networks.  The 2010 budget includes $6.5 million of 2009 planned spending that was carried over to 2010.

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

These events include, but are not limited to; changes in overall economic conditions, regulatory requirements, changes in technologies, availability of labor resources and capital, changes in the Company’s relationship with Sprint Nextel, and other conditions.  The PCS subsidiary's operations are dependent upon Sprint Nextel’s ability to execute certain functions such as billing, customer care, and collections; the subsidiary’s ability to develop and implement successful marketing programs and new products and services, and the subsidiary’s ability to effectively and economically manage other operating activities under the Company's agreements with Sprint Nextel.   The Company's ability to attract and maintain a sufficient customer base is also critical to its ability to maintain a positive cash flow from operations.  The foregoing events individually or collectively could affect the Company’s results.

Recently Issued Accounting Standards

As of December 31, 2009, there were no recently issued but not yet effective accounting pronouncements that would have an impact on the Company’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of December 31, 2009, the Company had $19.7 million of variable rate debt outstanding, bearing interest at a rate of 2.84%.  This rate is determined by CoBank and adjusts on a weekly basis.  An increase in market interest rates of 1.00% would add $197 thousand to annual interest expense; if and when fully drawn, a 1.00% increase in market interest rates would add $520 thousand to annual interest expense.  The remaining $13.3 million of the Company's outstanding debt has fixed rates through maturity through 2013; due to the short remaining term to maturity and the level of interest rates, fair value is approximately equal to carrying value of this debt.

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

Management does not view market risk as having a significant impact on the Company's results of operations, although future results could be adversely affected if interest rates were to increase significantly for an extended period and the Company were to require additional external financing.  The Company’s investments in publicly traded stock and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Supplemental Executive Retirement Plan.  General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

As of December 31, 2009, the Company has $6.7 million of cost and equity method investments.  The majority, or approximately $3.8 million, was invested in privately held companies directly or through investments with portfolio managers.  Most of these companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested and an additional $0.3 million committed under contracts the Company has signed with portfolio managers.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-2 through F-35.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2009. Based on this evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our chief executive officer and our chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s evaluation under the COSO framework of our internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

KPMG LLP, an independent registered public accounting firm, which audited the Company’s consolidated financial statements included in this Annual Report, has issued a report on the effectiveness of the Company’s internal control over financial reporting, which is included in Item 8 of this Annual Report.

(c) Changes in Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting During 2009 Fourth Quarter

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item 10 is incorporated herein by reference to the Company's definitive proxy statement for its 2010 Annual Meeting of Shareholders.

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

Information responsive to this Item 11 is incorporated herein by reference to the Company's definitive proxy statement for its 2010 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item 12 is incorporated herein by reference to the Company's definitive proxy statement for its 2010 Annual Meeting of Shareholders.

The Company awards stock options to its employees meeting certain eligibility requirements under plans approved by its shareholders in 1995 and 2005.  Outstanding options and the number of shares available for future issuance as of December 31, 2009 were as follows:

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

1995 stock option plan	119,215	$8.71	-
2005 stock option plan	219,267	$24.27	1,067,057
Total	338,482	$18.79	1,067,057

During 2007, under the terms of the 2005 stock option plan, the Company awarded 97,730 shares to members of management, and awarded members of the Board of Directors and all employees with more than one year of continuous service 68,130 share units, of which 55,946 share units (after forfeitures due to termination of employment) remain outstanding at December 31, 2009.  These shares and share units have been deducted from the number of securities remaining available for future issuance in the table above.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information responsive to this Item 13 is incorporated herein by reference to the Company's definitive proxy statement for its 2010 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this Item 14 is incorporated herein by reference to the Company's definitive proxy statement for its 2010 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  The following consolidated financial statements of the Company appear on pages F-2 through F-35 of this report and are incorporated by reference in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for the three years ended December 31, 2009

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three years ended December 31, 2009

Consolidated Statements of Cash Flows for the three years ended December 31, 2009

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

Exhibits Index

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Shenandoah Telecommunications Company filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2007.

3.2	Shenandoah Telecommunications Company Bylaws, as amended, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 16, 2009.

4.1	Rights Agreement, dated as of February 8, 2008 between the Company and American Stock Transfer & Trust Company filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated January 25, 2008.

4.2	Shenandoah Telecommunications Company Dividend Reinvestment Plan filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-74297).

4.3	Specimen representing the Common Stock, no par value, of Shenandoah Telecommunications Company, filed as Exhibit 4.3 to the Company’s Report on Form 10-K for the year ended December 31, 2007.

10.1	Shenandoah Telecommunications Company Stock Incentive Plan filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-21733).

10.2	Shenandoah Telecommunications Company Dividend Reinvestment Plan filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3D (No. 333-74297).

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

10.41
Second Agreement Regarding Amendments to Loan Documents and Consent to the Master Loan Agreement dated as of November 30, 2004, between CoBank, ACB and Shenandoah Telecommunications Company, filed as Exhibit 10.41 to the Company’s Current Report on Form 8-K dated December 23, 2009.

*10.42	Addendum IX to the Sprint Management Agreement dated as of April 14, 2009, and filed herewith.

*21	List of Subsidiaries.

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of President and Chief Executive Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*31.2	Certification of Vice President and Chief Financial Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY

March 8, 2010	By: /S/ CHRISTOPHER E. FRENCH
Christopher E. French, President
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/CHRISTOPHER E. FRENCH	President & Chief Executive Officer,
March 8, 2010	Director (Principal Executive Officer)
Christopher E. French

/s/ADELE M. SKOLITS	Vice President – Finance and Chief Financial Officer
March 8, 2010	(Principal Financial Officer and
Adele M. Skolits	Principal Accounting Officer)

/s/DOUGLAS C. ARTHUR	Director
March 8, 2010
Douglas C. Arthur

/s/KEN L. BURCH	Director
March 8, 2010
Ken L. Burch

/s/TRACY FITZSIMMONS	Director
March 8, 2010
Tracy Fitzsimmons

/s/JOHN W. FLORA	Director
March 8, 2010
John W. Flora

/s/ RICHARD L. KOONTZ, JR.	Director
March 8, 2010
Richard L. Koontz, Jr.

/s/DALE S. LAM	Director
March 8, 2010
Dale S. Lam

/s/ JONELLE ST. JOHN	Director
March 8, 2010
Jonelle St. John

/s/JAMES E. ZERKEL II	Director
March 8, 2010
James E. Zerkel II

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

Index to the Consolidated 2009 Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F-2 and F-3

Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheets	F-4 and F-5
Consolidated Statements of Income	F-6
Consolidated Statements of Shareholders’ Equity and Comprehensive Income	F-7 and F-8
Consolidated Statements of Cash Flows	F-9 and F-10
Notes to Consolidated Financial Statements	F-11 through F-35

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Shenandoah Telecommunications Company:

We have audited Shenandoah Telecommunications Company and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 8, 2010 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

Richmond, Virginia
March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Shenandoah Telecommunications Company:

We have audited the accompanying consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shenandoah Telecommunications Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP

Richmond, Virginia
March 8, 2010

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
in thousands

ASSETS	2009	2008

Current Assets
Cash and cash equivalents	$12,054	$5,240
Accounts receivable, net	15,058	16,131
Vendor credits receivable	88	5,232
Income taxes receivable	5,531	7,366
Materials and supplies	6,062	6,376
Prepaid expenses and other	2,416	2,283
Assets held for sale	10,810	28,310
Deferred income taxes	616	1,483
Total current assets	52,635	72,421

Investments
Investments carried at fair value	1,990	1,440
Other investments	6,715	6,948
Total investments	8,705	8,388

Property, Plant and Equipment
Plant in service	373,111	323,096
Plant under construction	9,116	5,076
	382,227	328,172
Less accumulated amortization and depreciation	179,925	151,695
Net property, plant and equipment	202,302	176,477

Other Assets
Intangible assets, net	2,417	3,163
Cost in excess of net assets of businesses acquired	4,418	4,547
Deferred charges and other assets, net	1,248	1,841
Other assets, net	8,083	9,551
Total assets	$271,725	$266,837

See accompanying notes to consolidated financial statements.
(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
in thousands

LIABILITIES AND SHAREHOLDERS’ EQUITY	2009	2008

Current Liabilities
Current maturities of long-term debt	$4,561	$4,399
Accounts payable	8,804	5,607
Advanced billings and customer deposits	6,349	5,151
Accrued compensation	1,003	2,584
Liabilities held for sale	858	1,013
Accrued liabilities and other	3,053	5,631
Total current liabilities	24,628	24,385

Long-term debt, less current maturities	28,399	36,960

Other Long-Term Liabilities
Deferred income taxes	29,649	29,505
Deferred lease payable	3,351	3,142
Other liabilities	10,026	6,533
Total other liabilities	43,026	39,180

Commitments and Contingencies

Shareholders’ Equity
Common stock, no par value, authorized 48,000 shares; issued and outstanding 23,681 shares in 2009 and 23,605 shares in 2008	17,890	16,139
Retained earnings	160,230	152,706
Accumulated other comprehensive loss, net of tax	(2,448)	(2,533)
Total shareholders’ equity	175,672	166,312

Total liabilities and shareholders’ equity	$271,725	$266,837

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2009, 2008 and 2007
in thousands, except per share amounts
	2009	2008	2007

Operating revenues	$160,616	$144,424	$130,365

Operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	54,032	43,973	40,813
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	31,127	28,570	29,601
Depreciation and amortization	32,630	26,670	23,677
Total operating expenses	117,789	99,213	94,091
Operating income	42,827	45,211	36,274

Other income (expense)
Interest expense	(1,361)	(1,009)	(1,873)
Gain (loss) on investments, net	124	(1,410)	839
Non-operating income, net	959	771	1,623

Income from continuing operations before income taxes	42,549	43,563	36,863
Income tax expense	17,465	17,494	14,942

Net income from continuing operations	25,084	26,069	21,921
Discontinued operations:
Loss from operations of Converged Services, net of tax benefits of $6,461, $1,152 and $2,141, respectively	(9,992)	(1,924)	(3,361)
Net income	$15,092	$24,145	$18,560

Income per share:
Basic and diluted net income per share:
Net income from continuing operations	$1.06	$1.11	$0.93
Loss from discontinued Converged Services operations, net of income taxes	(0.42)	(0.08)	(0.14)
	$0.64	$1.03	$0.79

Weighted average shares outstanding, basic	23,639	23,543	23,365

Weighted average shares outstanding, diluted	23,701	23,609	23,497

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31, 2009, 2008 and 2007
in thousands, except per share amounts
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2006 (as previously reported)	23,284	$11,322	$124,185	$(1,823)	$133,684
Prior period adjustment (see Note 3)	-	-	(793)	-	(793)
Balance, December 31, 2006, restated	23,284	11,322	123,392	(1,823)	132,891
Comprehensive income:
Net income	-	-	18,560	-	18,560
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	-	-	-	476	476
Net unrealized loss from pension plans, net of tax	-	-	-	(392)	(392)
Total comprehensive income					18,644

Dividends declared ($0.27 per share)	-	-	(6,321)	-	(6,321)
Dividends reinvested in common stock	23	518	-	-	518
Common stock repurchased	(26)	(636)	-	-	(636)
Stock based compensation	-	153	-	-	153
Common stock issued for share awards	98	2,075	-	-	2,075
Conversion of liability classified awards to equity classified awards	-	55	-	-	55
Common stock issued through exercise of incentive stock options	130	1,048	-	-	1,048
Net excess tax benefit from stock options exercised	-	156	-	-	156

Balance, December 31, 2007, restated	23,509	$14,691	$135,631	$(1,739)	$148,583
Comprehensive income:
Net income	-	-	24,145	-	24,145
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	-	-	-	137	137
Net unrealized loss from pension plans, net of tax	-	-	-	(931)	(931)
Total comprehensive income					23,351

Dividends declared ($0.30 per share)	-	-	(7,070)	-	(7,070)
Dividends reinvested in common stock	24	550	-	-	550
Stock based compensation	-	161	-	-	161
Conversion of liability classified awards to equity classified awards	-	65	-	-	65
Common stock issued through exercise of incentive stock options	72	597	-	-	597
Net excess tax benefit from stock options exercised	-	75	-	-	75
Balance, December 31, 2008, restated	23,605	$16,139	$152,706	$(2,533)	$166,312

Comprehensive income:
Net income	-	-	15,092	-	15,092
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	-	-	-	55	55
Net unrealized gain from pension plans, net of tax	-	-	-	30	30
Total comprehensive income					15,177

Dividends declared ($0.32 per share)	-	-	(7,568)	-	(7,568)
Dividends reinvested in common stock	32	560	-	-	560
Stock based compensation	-	676	-	-	676
Conversion of liability classified awards to equity classified awards	-	85	-	-	85
Common stock issued through exercise of incentive stock options	44	367	-	-	367
Net excess tax benefit from stock options exercised	-	63	-	-	63
Balance, December 31, 2009	23,681	$17,890	$160,230	$(2,448)	$175,672

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007
in thousands

	2009	2008	2007

Cash Flows from Operating Activities
Net income	$15,092	$24,145	$18,560
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment on assets held for sale	17,545	-	-
Depreciation	32,018	29,647	28,827
Amortization	612	491	595
Stock based compensation expense	653	174	2,321
Excess tax benefits on stock option exercises	(63)	(75)	(156)
Deferred income taxes	957	7,733	(1,377)
Loss on disposal of equipment	1,054	1,121	704
Gain on sale of cable assets	(427)	-	-
Unrealized loss (gain) on investments carried at fair value	(580)	722	90
Net loss on disposal of investments	201	94	-
Net (gain) loss from patronage and equity Investments	78	570	(1,038)
Other	2,777	(3,837)	(1,007)
Changes in assets and liabilities, exclusive of acquired businesses:
(Increase) decrease in:
Accounts receivable	1,292	(3,773)	(727)
Materials and supplies	470	(1,662)	(2,165)
Increase (decrease) in:
Accounts payable	3,178	(439)	(995)
Deferred lease payable	205	463	189
Other prepaids, deferrals and accruals	(989)	(5,300)	(78)

Net cash provided by operating activities	$74,073	$50,074	$43,743

Cash Flows From Investing Activities
Purchase and construction of plant and equipment	$(53,208)	$(65,569)	$(29,084)
Proceeds from sales of equipment	168	611	403
Proceeds from sale of cable assets	1,355	-	-
Cash paid to acquire businesses	(601)	(10,886)	-
Purchase of investment securities	(608)	(551)	(2,872)
Proceeds from investment securities	611	712	959

Net cash used in investing activities	$(52,283)	$(75,683)	$(30,594)

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007
in thousands

	2009	2008	2007

Cash Flows From Financing Activities
Principal payments on long-term debt	$(15,399)	$(4,248)	$(4,109)
Amounts borrowed under debt agreements	7,000	23,700	-
Dividends paid	(7,007)	(6,520)	(5,803)
Repurchase of stock	-	-	(636)
Excess tax benefits on stock option exercises	63	75	156
Proceeds from exercise of incentive stock options	367	597	1,048

Net cash provided by (used in) financing activities	$(14,976)	$13,604	$(9,344)

Net increase (decrease) in cash and cash equivalents	$6,814	$(12,005)	$3,805

Cash and cash equivalents:
Beginning	5,240	17,245	13,440
Ending	$12,054	$5,240	$17,245

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest, net of capitalized interest of $541 in 2009, $748 in 2008, and $20 in 2007	$1,267	$938	$1,912

Income taxes	$7,819	$12,127	$17,782

Vendor credits receivable of $5,232 at December 31, 2008 were earned from purchases of property, plant and equipment during 2008, and $5,144 were applied against purchases of property, plant and equipment in 2009.

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Description of business: Shenandoah Telecommunications Company and its subsidiaries (collectively, the “Company”) provide wireless personal communications service (“PCS”) under the Sprint brand name, telephone service, cable television, unregulated communications equipment sales and services, and Internet access.  In addition, the Company leases towers and operates and maintains an interstate fiber optic network.  Pursuant to a management agreement with Sprint Nextel Communications Company and its related parties (collectively, “Sprint Nextel”), the Company is the exclusive Sprint PCS Affiliate providing wireless mobility communications network products and services on the 1900 megahertz spectrum range in the geographic area extending from Altoona, Harrisburg and York, Pennsylvania, south through Western Maryland, and the panhandle of West Virginia, to Harrisonburg, Virginia.  The Company is licensed to use the Sprint brand name in this territory, and operates its network under the Sprint Nextel radio spectrum license (See Note 8). The Company's other operations are located in the four-state region surrounding the Northern Shenandoah Valley of Virginia.  The Company, through its subsidiary Shentel Converged Services, provides local and long distance voice, video, and Internet services on an exclusive and non-exclusive basis to multi-dwelling unit (“MDU”) communities (primarily off-campus college student housing) throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee, Mississippi, Delaware and the District of Columbia.  During September 2008, the Company announced its intention to sell its Converged Services operation, reclassified its assets and liabilities as held for sale, and reports the Converged Services’ operating results as discontinued operations (See Note 2).

A summary of the Company's significant accounting policies follows:

Principles of consolidation:  The consolidated financial statements include the accounts of all wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates:  Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the fair value less cost to sell of the Converged Services assets held for sale, and the reported amounts of revenues and expenses during the reporting periods.  Management reviews its estimates, including those related to recoverability and useful lives of assets as well as liabilities for income taxes and pension benefits.  Changes in facts and circumstances may result in revised estimates, and actual results could differ from those reported estimates.

Cash and cash equivalents:  The Company considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents.  The Company places its temporary cash investments with high credit quality financial institutions.  At times, these investments may be in excess of FDIC insurance limits.  Cash equivalents (comprised entirely of institutional cash management funds) were $5.1 million and $3.9 million at December 31, 2009 and 2008, respectively.

Accounts receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience and industry and local economic data.  The Company reviews its allowance for doubtful accounts monthly.  Past due balances meeting specific criteria are reviewed individually for collectability.  All other balances are reviewed on a pooled basis.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Accounts receivable are concentrated among customers within the Company's geographic service area and large telecommunications companies.  As of December 31, 2006, the Company’s allowance for doubtful accounts included $0.5 million related to PCS.  Due to the changes in the Sprint Nextel agreement that were made during 2007 and effective retroactive to January 1, 2007, the Company reversed this balance during 2007.  Changes in the allowance for doubtful accounts for trade accounts receivable for the years ended December 31, 2009, 2008 and 2007 are summarized below (in thousands):

	2009	2008	2007

Balance at beginning of year	$127	$160	$583
Bad debt expense	1,080	524	(439)
Losses charged to allowance	(887)	(700)	(148)
Recoveries added to allowance	10	143	164
Balance at end of year	$330	$127	$160

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

Investments Carried at Fair Value: Investments in stock and bond mutual funds and investment trusts held within the Company’s rabbi trust, which is related to the Company’s unfunded Supplemental Executive Retirement Plan, are reported at net asset value, which approximates fair value.  Unrealized gains and losses are recognized in earnings.

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

Equity Method Investments:  Investments in partnerships and in unconsolidated corporations where the Company's ownership is 20% or more, or where the Company otherwise has the ability to exercise significant influence, are reported under the equity method.  Under this method, the Company's equity in earnings or losses of investees is reflected in earnings.  Distributions received reduce the carrying value of these investments.  The Company recognizes a loss when there is a decline in value of the investment which is other than a temporary decline.

Materials and supplies:  New and reusable materials are carried in inventory at the lower of average cost or market value.  Inventory held for sale, such as telephones and accessories, are carried at the lower of average cost or market value.  Non-reusable material is carried at estimated salvage value.

Property, plant and equipment:  Property, plant and equipment is stated at cost.  The Company capitalizes all costs associated with the purchase, deployment and installation of property, plant and equipment, including interest on major capital projects during the period of their construction.  Expenditures, including those on leased assets, which extend the useful life or increase its utility, are capitalized.  Maintenance expense is recognized when repairs are performed.  Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Depreciation and amortization is not included in the income statement line items “Cost of goods and services” or “Selling, general and administrative.”  Depreciation lives are assigned to assets based on their estimated useful lives.  Leasehold improvements are depreciated over the lesser of their useful lives or respective lease terms. The Company takes technology changes into consideration as it assigns the estimated useful lives, and monitors the remaining useful lives of asset groups to reasonably match the remaining economic life with the useful life and makes adjustments when necessary.  During the years ended December 31, 2008 and 2007, the estimated useful lives of certain asset classes were decreased to reflect the remaining estimated economic useful lives of these assets and as a result, the Company recorded additional depreciation of $0.3 million and $0.5 million, respectively, for the changes in estimated useful lives.  No similar changes were made during the year ended December 31, 2009.

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

Asset retirement obligations: The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of the assets.  The Company also records a corresponding asset, which is depreciated over the life of the tangible long-lived asset.  Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.  The Company records the retirement obligation on towers owned and cell site improvements where there is a legal obligation to remove the tower or cell site improvements and restore the site to its original condition, as required by certain operating leases and applicable zoning ordinances of certain jurisdictions, at the time the Company discontinues its use.  The obligations are estimated and vary based on the size of the towers.  The Company’s cost to remove the tower or cell site improvements is amortized over the life of the tower.  Changes in the liability for asset removal obligations for the years ended December 31, 2009, 2008 and 2007 are summarized below (in thousands; see Note 3):

	2009	2008	2007

Balance at beginning of year	$4,393	$3,961	$3,417
Additional liabilities accrued	1,227	142	286
Accretion expense	346	290	258
Balance at end of year	$5,966	$4,393	$3,961

Cost in excess of net assets of businesses acquired (goodwill) and intangible assets:  In connection with the acquisition of a business, a portion of the purchase price may be allocated to identifiable intangible assets with indefinite lives, such as franchise rights, and goodwill, which is the excess of the total purchase price over the fair values of the net tangible and identifiable intangible assets.  Goodwill and intangible assets with indefinite lives are assessed annually, at November 30, for impairment and in interim periods if certain events occur indicating that the carrying value may be impaired. No impairment of goodwill was required to be recorded in the years ended December 31, 2009, 2008 or 2007, and no impairment of intangible assets with indefinite lives was required to be recorded in the years ended December 31, 2009 or 2008.  Goodwill is allocated to the reporting segment responsible for the acquisition that gave rise to the goodwill.

The following table presents the goodwill balance allocated by segment and changes in the balances for the years ended December 31, 2009 and 2008 (in thousands):

	CATV Segment	All Other Segments	Total
Balance as of December 31, 2007	$3,313	$6,539	$9,852
Reclassification to assets held for sale (1)	-	(6,539)	(6,539)
Acquisition (2)	1,234	-	1,234
Balance as of December 31, 2008	4,547	-	4,547
Disposition (3)	(138)	-	(138)
Acquisition (4)	-	9	9
Balance as of December 31, 2009	$4,409	$9	$4,418

(1)	See Note 2.
(2)	Goodwill resulting from the acquisition of cable system assets from Rapid Communications, LLC (Note 15).
(3)	Allocation of goodwill related to systems, assets and subscribers sold. (Note 15).
(4)	Goodwill resulting from the acquisition of North River Telephone Cooperative (Note 15).

Intangible assets consist of the following at December 31, 2009 and 2008 (in thousands):

Intangible assets subject to amortization:
		2009		2008
	Gross Carrying Amount	Accum-ulated Amort-ization	Net	Gross Carrying Amount	Accum-ulated Amort-ization	Net
Business contracts	$203	$(114)	$89	$203	$(106)	$97
Acquired subscriber base	2,268	(569)	1,699	2,436	(34)	2,402
	$2,471	$(683)	$1,788	$2,639	$(140)	$2,499

Non-amortizing intangible assets:

Cable franchise rights	$590	$-	$590	$664	$-	$664
Railroad crossing rights	39	-	39	-	-	-
	$629	$-	$629	$664	$-	$664
Total intangibles	$3,100	$(683)	$2,417	$3,303	$(140)	$3,163

For the years ended December 31, 2009, 2008 and 2007, amortization expense related to intangible assets was approximately $0.6 million, $0.5 million and $0.5 million, respectively.

Aggregate amortization expense for intangible assets for the periods shown will be as follows:

Year Ending
December 31,	Amount
(in thousands)
2010	$435
2011	332
2012	253
2013	193
2014	148

Retirement plans:  Prior to January 31, 2007, the Company maintained a noncontributory defined benefit plan covering substantially all employees.  Pension benefits were based primarily on the employees’ compensation and years of service.  The Company's policy was to fund the maximum allowable contribution calculated under federal income tax regulations.  Effective January 31, 2007, the Company has frozen benefits payable under this plan, and will settle accumulated benefits for participants and terminate the plan in accordance with Department of Labor and ERISA regulations and requirements.

The Company also maintains a Supplemental Executive Retirement Plan for selected employees.  This is an unfunded defined contribution plan and is maintained primarily for the purpose of providing additional retirement benefits for a select group of management employees.  The Company created and funded a rabbi trust to hold assets equal to the liabilities under this plan.

The Company also maintains a defined contribution 401(k) plan under which substantially all employees may defer a portion of their earnings on a pretax basis, up to the allowable federal maximum.  The Company may make matching and discretionary contributions to this plan.

None of the funded retirement plans directly holds Company stock in the plan’s portfolio.

Income taxes:  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company evaluates the recoverability of tax assets generated on a state-by-state basis from net operating losses apportioned to that state.  Management uses a more likely than not threshold to make that determination and has concluded that at December 31, 2009, a valuation allowance against certain deferred tax assets is necessary, as discussed in Note 7.

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

Under the Sprint Nextel Management Agreement, wireless service revenues are reported net of the 8% Management Fee and, since its imposition effective January 1, 2007, the 8.8% Net Service Fee retained by Sprint Nextel.  See Note 8 for additional information about the Management Fee and Net Service Fee.

The Company enters into revenue arrangements that may involve multiple revenue-generating activities, i.e., the delivery or performance of multiple products, services, and/or rights to use assets.  In accounting for these arrangements, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values.  The Company has evaluated each arrangement entered into by the Company for each sales channel, and the Company continues to monitor arrangements with its sales channels to determine if any changes in revenue recognition need to be made.  Substantially all of the activation fee revenue recognized at the time a related wireless handset is sold is classified as equipment revenue.

Converged Services’ nonrefundable activation fees are deferred and recognized ratably over the estimated life of the customer relationship, typically 12 months.  The amount of deferred revenue was $0.2 million at both December 31, 2009 and 2008.

Earnings per share:  Basic net income per share was computed on the weighted average number of shares outstanding.  Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options.  For the years ended December 31, 2009, 2008 and 2007, 55,946, 58,241 and 66,806 contingently issuable performance shares, respectively, did not meet the test to be considered issuable for purposes of the earnings per share computation, and so were excluded.  For the year ended December 31, 2009, all options issued in 2007, 2008 and 2009 were anti-dilutive, totaling 219,627 outstanding options at December 31, 2009.  These options have been excluded from the computation of diluted earnings per share shown below.  There were no adjustments to net income in the computation of diluted earnings per share for any of the years presented.

The following tables show the computation of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Basic income per share	(in thousands, except per share amounts)
Net income	$15,092	$24,145	$18,560
Weighted average shares outstanding	23,639	23,543	23,365
Basic income per share	$0.64	$1.03	$0.79

Effect of stock options outstanding:
Weighted average shares outstanding	23,639	23,543	23,365
Assumed exercise, at the strike price at the beginning of year	174	248	306
Assumed repurchase of shares under treasury stock method	(112)	(182)	(175)
Diluted weighted average shares	23,701	23,609	23,497
Diluted income per share	$0.64	$1.03	$0.79

Recently Issued Accounting Standards:

As of December 31, 2009, there were no recently issued but not yet effective accounting pronouncements that would have an impact on the Company’s financial statements.

Note 2.  Discontinued Operations

During September 2008, the Company announced its intention to sell its Converged Services operation, and the assets and liabilities related to this operation were reclassified as held for sale in the consolidated balance sheet.  The historical operating results of the entity have been reclassified as discontinued operations for all periods presented, and depreciation and amortization on long-lived assets was discontinued.  No impairment charges were taken at the time of the classification as held for sale or during the year ended December 31, 2008 (see below).  Converged Services does not include the Company’s Converged Services of West Virginia subsidiary, which was established to provide fiber-to-the-home services and is currently largely inactive.  Its operating results are included in the “Wireline” category in the Company’s segment financial statements.

Certain costs historically charged or allocated to the Converged Services segment cannot be allocated to discontinued operations.  As a result, certain general corporate overhead costs, affiliated interest charges, and certain investment gains and losses have been excluded from the reported discontinued operations.  These items have been reclassified to the “Other” category in the segment financial statements for all reported periods (see Note 16).

Assets and liabilities held for sale consisted of the following (in thousands):

	December 31,
	2009	2008
Assets:
Property, plant and equipment, net	$7,484	$15,414
Goodwill	-	6,539
Intangible assets, net	868	1,931
Deferred charges	1,628	3,384
Other assets	830	1,042
Assets held for sale	$10,810	$28,310

Liabilities:
Other liabilities	$858	$1,013

Discontinued operations included the following amounts of operating revenue and loss before income taxes:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)

Operating revenues	$13,717	$12,863	$11,214
Loss before income taxes	$(16,453)	$(3,076)	$(5,502)

During 2009, based upon changes in the marketplace for this type of asset and developments in the process of selling these assets, the Company determined that the fair value of Converged Services had declined from earlier estimates.  Accordingly, the Company recorded an impairment loss of $17.5 million ($10.7 million, net of taxes) to reduce the carrying value of these assets to their estimated fair value less cost to sell.  As of December 31, 2009, negotiations to complete the sale continue; at this time, the Company has determined that there has been no additional impairment to the carrying value of the assets.

Note 3.  Adjustment of asset retirement obligations

During 2009, the Company determined that it had understated its asset retirement obligations relating to co-located cell sites beginning with the year ended December 31, 2003.  As a result, the Company has corrected its consolidated balance sheet as of December 31, 2008 and its consolidated income statements for the years ended December 31, 2008 and 2007, included in this report.

The cumulative effect of this correction, net of tax effects, is a reduction of retained earnings of $793,000 as of the beginning of fiscal year 2007 and a decrease to net income from continuing operations and net income of $260,000 and $243,000 for the years ended December 31, 2008 and 2007, respectively.

The corrections do not affect historical net cash flows from operating, investing or financing activities.

Following is a summary of the effects of these changes on the Company’s consolidated balance sheet as of December 31, 2008, as well as the effects of these changes on the Company’s consolidated statements of income for the years ended December 31, 2008 and 2007; and the effects of these changes on the consolidated statement of shareholders’ equity and comprehensive income for the years ended December 31, 2008, 2007 and 2006:

Consolidated Statements of Income

	As Previously Reported	Adjustments	As Adjusted
	(in thousands)
Year ended December 31, 2008
Cost of goods and services	$43,774	$199	$43,973
Depreciation and amortization	26,434	236	26,670
Total operating expenses	98,778	435	99,213
Operating income	45,646	(435)	45,211
Income from continuing operations before income taxes	43,998	(435)	43,563
Income tax expense	17,669	(175)	17,494
Net income from continuing operations	26,329	(260)	26,069
Net income	24,405	(260)	24,145

	As Previously Reported	Adjustments	As Adjusted
	(in thousands)
Year ended December 31, 2007
Cost of goods and services	$40,624	$189	$40,813
Depreciation and amortization	23,453	224	23,677
Total operating expenses	93,678	413	94,091
Operating income	36,687	(413)	36,274
Income from continuing operations before income taxes	37,276	(413)	36,863
Income tax expense	15,112	(170)	14,942
Net income from continuing operations	22,164	(243)	21,921
Net income	18,803	(243)	18,560

Consolidated Balance Sheet

	As Previously Reported	Adjustments	As Adjusted
	(in thousands)
December 31, 2008
Plant in service	$321,044	$2,052	$323,096
Accumulated amortization and depreciation	150,499	1,196	151,695
Net property, plant and equipment	175,621	856	176,477
Total assets	265,981	856	266,837
Deferred income taxes	30,401	(896)	29,505
Other liabilities	3,485	3,048	6,533
Total other liabilities	37,028	2,152	39,180
Retained earnings	154,002	(1,296)	152,706
Total shareholders’ equity	167,608	(1,296)	166,312
Total liabilities and shareholders’ equity	265,981	856	266,837

Consolidated Statement of Shareholders’ Equity and Comprehensive Income

	As Previously Reported	Adjustments	As Adjusted
	(in thousands)
Year ended December 31, 2008
Net income	$24,405	$(260)	$24,145
Total comprehensive income	23,611	(260)	23,351
Retained earnings	154,002	(1,296)	152,706
Total stockholders’ equity	167,608	(1,296)	166,312

Year ended December 31, 2007
Net income	$18,803	$(243)	$18,560
Total comprehensive income	18,887	(243)	18,644
Retained earnings	136,667	(1,036)	135,631
Total stockholders’ equity	149,619	(1,036)	148,583

Year ended December 31, 2006
Retained earnings	$124,185	$(793)	$123,392
Total stockholders’ equity	133,684	(793)	132,891

Note 4.  Investments

The Company has three classifications of investments: investments carried at fair value, investments carried at cost, and equity method investments.  See Note 1 for definitions of each classification of investment.

At December 31, 2009 and 2008, investments carried at fair value consisted of:

	2009	2008
	(in thousands)
Cash management trust	$161	$178
Taxable bond funds	165	128
Domestic equity funds	1,532	978
International equity funds	132	156
	$1,990	$1,440

Investments carried at fair value were acquired under a rabbi trust arrangement related to the Company’s SERP.  The Company purchases investments in the trust to mirror the investment elections of participants in the SERP; gains and losses on the investments in the trust are reflected as increases or decreases in the liability owed to the participants.  During the years ended December 31, 2009, 2008 and 2007, the Company recorded unrealized gains of $580 thousand, and unrealized losses of $722 thousand and $90 thousand, respectively. Sales of investments resulted in the recognition of $201 thousand and $94 thousand of realized losses in 2009 and 2008, respectively, while no investments were sold during 2007.  Fair values for these investments are determined by quoted market prices (“level 1 fair values”) for the underlying mutual funds, which may be based upon net asset value.

At December 31, 2009 and 2008, other investments, comprised of equity securities which do not have readily determinable fair values, consist of the following:

	2009	2008
Cost method:	(in thousands)
NECA Services, Inc.	$505	$500
CoBank	2,141	2,007
Other	249	158
	2,895	2,665
Equity method:
South Atlantic Private Equity Fund IV L.P.	42	117
Magnolia Holding Company, LLC	13	13
Dolphin Communications Parallel Fund, L.P.	134	324
Dolphin Communications Fund II, L.P.	1,633	1,862
Burton Partnership	1,749	1,680
Virginia Capital, LLC	54	58
Virginia Independent Telephone Alliance	141	182
ValleyNet	54	47
	3,820	4,283
Total other investments	$6,715	$6,948

The Company’s investment in CoBank increased $134 thousand and $69 thousand in the years ended December 31, 2009 and 2008, respectively, due to the ongoing patronage earned from the outstanding investment and loan balances the Company has with CoBank.  The Company invested $104 thousand in other cost method investments during 2009, including $5 thousand in NECA Services, Inc., through the North River Telephone Cooperative acquisition.

In the year ended December 31, 2009, the Company received distributions from its equity investments totaling $594 thousand in cash and securities, and invested $390 thousand in two equity investments, Dolphin Communications Parallel Fund, LP, and Dolphin Communications Fund II, LP.  These two investments recorded a net loss of approximately $304 thousand in the year ended December 31, 2009. Other equity investments had a net gain of $101 thousand in the year ended December 31, 2009.  The Company acquired a $10 thousand dollar investment in the Virginia Independent Telephone Alliance through the North River Telephone Cooperative acquisition during 2009.  All other investment activity totaled $75 thousand in net reductions of invested balances.

The Company’s ownership interests in Virginia Independent Telephone Alliance and ValleyNet at December 31, 2009 were approximately 22% and 20%, respectively, which is consistent with the Company’s ownership interests at December 31, 2008.  The Company purchases services from Virginia Independent Telephone Alliance and ValleyNet at rates comparable to those charged to other customers. Other equity method investees are investments in limited partnerships, in each of which the Company had an ownership interest of less than 4% at December 31, 2009.

Note 5.  Plant in Service

Plant in service consists of the following at December 31, 2009 and 2008:

	Estimated Useful Lives	2009	2008
		(in thousands)
Land		$1,468	$1,418
Buildings and structures	15 – 40 years	60,788	51,385
Cable and wire	15 – 40 years	79,061	68,749
Equipment and software	3 – 16.6 years	231,794	201,544

		$373,111	$323,096

Note 6.  Long-Term Debt and Revolving Lines of Credit

Total debt consists of the following at December 31, 2009 and 2008:

		Weighted Average Interest Rate	2009	2008
			(in thousands)
CoBank (term loan)	Fixed	7.49%	$13,060	$17,459
CoBank (delayed draw term loan)	Variable	2.84%	19,700	23,700
RUS Development Loan		Interest free	200	200
			32,960	41,359
Current maturities			4,561	4,399
Total long-term debt			$28,399	$36,960

The Company entered into a Master Loan Agreement with CoBank that governs the terms of each component of the CoBank debt.  The Master Loan Agreement is secured by a pledge of the stock of all of the subsidiaries of the Company.  The Company pays a commitment fee of 25 basis points per annum on any unused available balances.  This fee is paid quarterly in arrears.

The Company receives patronage credits from CoBank, which are not reflected in the stated rates shown above.  Patronage credits are a distribution of profits of CoBank, which is a cooperative required to distribute its profits to its members.   During both the first quarters of 2009 and 2008, the Company received patronage credits of approximately 100 basis points on its outstanding CoBank debt balance. The Company accrued 100 basis points in the year ended December 31, 2009, in anticipation of the early 2010 distribution of the credits by CoBank.  Patronage credits are typically paid 65% in cash, with the balance paid in shares of CoBank stock.

The Company is required to meet financial covenants for the CoBank debt measured at the end of each quarter, based on a trailing 12-month basis and calculated on continuing operations.  The Company was in compliance with all covenants at December 31, 2009.

The CoBank term loan currently requires monthly payments of approximately $370 thousand plus interest.  The final maturity of the CoBank term loan is in 2013.   The outstanding balance of the CoBank term loan at December 31, 2009 is $13.1 million, which is at fixed rates ranging from 6.67% to 8.05%.

On November 30, 2004, the Company amended the terms of its Master Loan Agreement with CoBank to provide for a $15 million revolving reducing credit facility. Under the terms of the amended credit facility, the Company can borrow up to $8.75 million as of December 31, 2009. The revolving credit facility has a 12 year term with quarterly payments and reductions in the amount available. Borrowings under the facility have an adjustable rate that can be converted to a fixed rate at the Company’s option. There were no outstanding balances on this facility at December 31, 2009 or 2008.

On October 22, 2008, the Company amended the terms of its Master Loan Agreement with CoBank to provide for a $52 million delayed draw term loan and the Company amended certain terms of this facility in December 2009.  Availability under this facility may now be drawn by the Company through December 31, 2010.  Quarterly repayments equal to 1/20th of the balance at December 31, 2010 will commence March 31, 2011 and continue through December 31, 2015.  Draws under this facility bear interest at a variable rate set by CoBank that resets weekly.  The Company has other options under which it may set interest rates on this debt, including the option to fix the rate on up to five separate tranches of the outstanding balance.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2009 are as follows:

Year	Amount
(in thousands)
2010	$4,561
2011	7,915
2012	6,588
2013	5,816
2014	3,940
Later years	4,140
$32,960

The estimated fair value of fixed rate debt instruments as of December 31, 2009 and 2008 was approximately equal to its carrying value at each date, given the rates on the outstanding debt and the relatively short term to maturity.  The estimated fair value of the variable rate debt is assumed to approximate its carrying value.

Note 7.  Income Taxes

Total income taxes for the years ended December 31, 2009, 2008 and 2007 were allocated as follows:

	2009	2008	2007
	(in thousands)
Income tax expense on continuing operations	$17,465	$17,494	$14,942
Income tax benefit on discontinued operations	(6,461)	(1,152)	(2,142)
Shareholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(63)	(75)	(156)
Accumulated other comprehensive income for unrecognized actuarial losses on pensions	55	(561)	54
	$10,996	$15,706	$12,698

The Company and its subsidiaries file income tax returns in several jurisdictions.  The provision for the federal and state income taxes attributable to income from continuing operations consists of the following components:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Current expense
Federal taxes	$12,497	$7,613	$13,245
State taxes	3,973	2,919	2,451
Total current provision	16,470	10,532	15,696
Deferred expense (benefit)
Federal taxes	1,787	6,488	(1,475)
State taxes	(792)	474	721
Total deferred provision (benefit)	995	6,962	(754)
Income tax expense on continuing operations	$17,465	$17,494	$14,942

A reconciliation of income taxes determined by applying the federal and state tax rates to income from continuing operations is as follows for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Computed “expected” tax expense (35%)	$14,892	$15,247	$12,902
State income taxes, net of federal tax effect	2,068	2,205	2,062
Other, net	505	42	(22)
Income tax expense on continuing operations	$17,465	$17,494	$14,942

Net deferred tax assets and liabilities consist of the following at December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:	(in thousands)
State net operating loss carryforwards, net of federal tax	$684	$752
Impairment loss	6,890	-
Lease obligations	1,283	1,210
Deferred revenues	250	255
Accrued pension/ERO costs	858	1,602
Loss on investments, net	469	329
Accrued compensation costs	125	121
Inventory reserves	188	281
Asset retirement obligations	2,435	1,067
Allowance for doubtful accounts	149	50
Other, net	98	104
Total gross deferred tax assets	13,429	5,771
Less valuation allowance	(422)	(221)
Net deferred tax assets	13,007	5,550

Deferred tax liabilities:
Plant-in-service	41,879	33,204
Deferred activation charges	161	368
Total gross deferred tax liabilities	42,040	33,572
Net deferred tax liabilities	$29,033	$$28,022

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believed it more likely than not that the state net operating loss carryforwards from its Converged Services segment will not be realized. Accordingly, an additional $201 thousand valuation allowance was recorded during 2009 bringing the total valuation allowance to $422 thousand at December 31, 2009.  The Company has generated net operating loss carryforwards of approximately $13.8 million from its operations in several states. These carryforwards expire at varying dates beginning in the year 2019 and ending in 2029.

As of December 31, 2009, 2008 and 2007, the Company had no unrecognized tax benefits.  Accordingly, there would be no effective tax rate impact from recognition of previously unrecognized tax benefits.  The December 31, 2009 and 2008 consolidated balance sheets include no amounts for interest or penalties related to unrecognized tax benefits, and no such amounts were recognized as components of income tax expense.  It is the Company’s policy to record interest and penalties related to unrecognized tax benefits in income before taxes.

The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2006 are no longer subject to examination.  No state or federal income tax audits were in process as of December 31, 2009.

Note 8.  Significant Contractual Relationship

In 1999, the Company executed a Management Agreement (the “Agreement”) with Sprint Nextel whereby the Company committed to construct and operate a PCS network using CDMA air interface technology.  Under the Agreement, the Company is the exclusive PCS Affiliate of Sprint Nextel providing wireless mobility communications network products and services on the 1900 MHz band in its territory which extends from Altoona, York and Harrisburg, Pennsylvania, and south along the Interstate 81 corridor through Western Maryland, the panhandle of West Virginia, to Harrisonburg, Virginia.  The Company is authorized to use the Sprint brand in its territory, and operate its network under the Sprint Nextel radio spectrum license.  As an exclusive PCS Affiliate of Sprint Nextel, the Company has the exclusive right to build, own and maintain its portion of Sprint Nextel’s nationwide PCS network, in the aforementioned areas, to Sprint Nextel's specifications.  The initial term of the Agreement is for 20 years and is automatically renewable for three 10-year options, unless terminated by either party under provisions outlined in the Agreement; the Agreement has been amended several times, most recently during 2007.  Upon non-renewal by either party, the Company has either the right or the obligation to sell the business at 80% of “Entire Business Value” (“EBV”) as defined in the Agreement.  EBV is defined as i) the fair market value of a going concern paid by a willing buyer to a willing seller; ii) valued as if the business will continue to utilize existing brands and operate under existing agreements; and, iii) valued as if Manager (Shentel)  owns the spectrum.  Determination of EBV is made by an independent appraisal process.

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

Effective with the most recent amendment, since January 1, 2007, the Company pays Sprint Nextel a Net Service Fee equal to 8.8% of billed revenue (net of customer credits, account write-offs and other billing adjustments).  This 8.8% Net Service Fee is in addition to the 8% of billed revenue (net of customer credits, account write-offs and other billing adjustments) retained by Sprint Nextel under the previous management agreement.   The Net Service Fee was designed to approximate the then-current settlements adjusted to reflect revised pricing for travel and CCPU (cash cost per user) and CPGA (cost per gross activation), as well as the expected annual cost to provide local customer service support to Sprint Nextel iDEN customers in our local service area.

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

The Company's PCS subsidiary is dependent upon Sprint Nextel's ability to execute certain functions such as billing, customer care, collections and other operating activities under the Company's agreements with Sprint Nextel.  Due to the high degree of integration within many of the Sprint Nextel systems, and the Company’s dependency on these systems, in many cases it would be difficult for the Company to perform these services in-house or to outsource the services to another provider.  If Sprint Nextel is unable to perform any such service, the change could result in increased operating expenses and have an adverse impact on the Company's operating results and cash flow.  In addition, the Company's ability to attract and maintain a sufficient customer base is critical to generating positive cash flow from operations and profits for its PCS operation.  Changes in technology, increased competition, or economic conditions in the wireless industry or the economy in general, individually and/or collectively, could have an adverse effect on the Company's financial position and results of operations.

The Sprint Nextel agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements.  The Company was in compliance in all material respects with these requirements as of December 31, 2009.

Note 9.  Related Party Transactions

ValleyNet, an equity method investee of the Company, resells capacity on the Company’s fiber network under an operating lease agreement.  Facility lease revenue from ValleyNet was approximately $3.5 million, $3.8 million and $3.5 million in the years ended December 31, 2009, 2008 and 2007, respectively.  At December 31, 2009 and 2008, the Company had accounts receivable from ValleyNet of approximately $0.3 million.  The Company's PCS operating subsidiary leases capacity through ValleyNet.  Payment for usage of these facilities was $1.3 million, $1.3 million and $1.3 million in the years ended December 31, 2009, 2008 and 2007, respectively.

Note 10.  Retirement Plans

The Company maintains a noncontributory defined benefit pension plan and a separate defined contribution 401(k) plan.  The Company froze the defined benefit pension plan as of January 31, 2007 and intends to settle benefits earned under the plan and terminate the plan.  The Company has received a favorable determination letter from the IRS and expects to settle and terminate the plan during the second quarter of 2010.

The following table presents the defined benefit plan's funded status and amounts recognized in the Company's consolidated financial statements.

	2009	2008
Change in benefit obligation:	(in thousands)
Benefit obligation, beginning	$12,397	$11,381
Interest cost	512	512
Actuarial (gain) loss	(576)	1,149
Benefits paid	(446)	(645)
Benefit obligation, ending	11,887	12,397

Change in plan assets:
Fair value of plan assets, beginning	10,147	8,957
Actual return on plan assets	51	35
Benefits paid	(446)	(645)
Contributions made	1,500	1,800
Fair value of plan assets, ending	11,252	10,147

Funded status	(635)	(2,250)
Unrecognized net loss	3,364	3,438
Accrued benefit cost	$(2,729)	$(1,188)

Amounts recognized in the consolidated balance sheets:

Accrued liabilities and other	$(635)	$(2,250)
Accumulated other comprehensive income	3,364	3,438
Net amount recognized	$(2,729)	$(1,188)

Components of net periodic benefit costs:
	2009	2008	2007
Interest cost	$512	$512	$588
Expected return on plan assets	(579)	(579)	(775)
Amortization of net loss	26	26	570
Change in plan provisions	-	-	280
Special termination benefits	-	-	1,313
Net periodic benefit cost	$(41)	$(41)	$1,976
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of net loss	(26)	(26)	(570)
Net loss (gain) for the period	(47)	1,693	640
Total recognized in net periodic benefit cost and other comprehensive income	$(114)	$1,626	$2,046

The Company recognized $560,000 of amortization of net loss in 2007 in connection with lump-sum payments disbursed by the qualified retirement plan to settle pension benefits with early retirement acceptees, as well as special termination benefits of $1.3 million.  The Company expects to recognize the $3.4 million of unrecognized loss, recorded in accumulated other comprehensive loss as of December 31, 2009, as the qualified pension plan makes settlement disbursements to all other participants, currently expected to be during the second quarter of 2010.

The accumulated benefit obligation for the qualified retirement plan was $11.9 million and $12.4 million at December 31, 2009 and 2008, respectively.

Weighted average assumptions used by the Company in the determination of benefit obligations at December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Discount rate	4.31%	4.00%	4.52%
Rate of increase in compensation levels	-%	-%	-%

Weighted average assumptions used by the Company in the determination of net pension cost for the years ended December 31, 2009, 2008, and 2007 were as follows:

	2009	2008	2007
Discount rate	4.52%	4.52%	5.00%
Rate of increase in compensation level	-%	-%	-%
Expected long-term rate of return on plan assets	6.50%	6.50%	6.50%

The Company’s pension plan asset allocations based on market value at December 31, 2009 and 2008, by asset category were as follows:

	2009	2008
Asset Category:
Equity securities	2%	6%
Debt securities	95%	64%
Cash and cash equivalents	3%	30%
	100%	100%

All of the Company’s pension plan assets are valued at quoted market prices.  Cash and cash equivalents at December 31, 2009 consists of a U. S. Treasury money market fund, while debt securities consists of U.S. Treasury securities that mature at various dates through October 2010.  The last remaining equity security held as of December 31, 2009, was disposed of shortly after year end.

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

Contributions

The Company has received approval from the IRS to terminate the plan and expects to contribute approximately $0.6 million to the plan, and distribute approximately $11.9 million to participants, during the second quarter of 2010.  The  Company contributed $1.5 million and $1.8 million to the plan during the years ended December 31, 2009 and 2008.  No contribution was made during 2007.

The Company's matching and employer discretionary contributions to the defined contribution 401(k) plan were approximately $1.4 million, $1.6 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In May 2003, the Company adopted an unfunded nonqualified Supplemental Executive Retirement Plan (the “SERP”) for named executives.  The plan was established to provide retirement benefits in addition to those provided under the Retirement Plan that covered all employees.   In conjunction with the changes in the qualified defined benefit pension plan described above, the SERP was amended effective January 1, 2007 from a defined benefit plan to a defined contribution plan.  The amended plan is non-contributory; the Company will credit each participant’s account with a contribution of 7% of compensation (generally, base pay plus incentive pay), and 5% of a participant’s compensation in excess of IRS or ERISA limitations on compensation under the 401(k) plan.

The Company contributed $122,000, $129,000 and $120,000 to the participants’ accounts under the SERP during 2009, 2008 and 2007, respectively.  At December 31, 2009 and 2008, the total liability due to participants in the SERP was $2.0 million and $1.4 million, respectively.

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

Note 11.  Stock Incentive Plans

The Company maintains two shareholder-approved Company Stock Incentive Plans providing for the grant of equity based incentive compensation to essentially all employees.  The 1995 Plan authorized grants of up to 1,440,000 shares of common stock over a ten-year period beginning in 1996. The term of the 1995 Plan expired in February of 2006.  The 2005 Plan authorizes grants of up to 1,440,000 shares over a ten-year period beginning in 2005.  Under both Plans, grants may take the form of stock awards, awards of options to acquire stock, stock appreciation rights, and other forms of equity based compensation.  Prior to 2007, most awards were granted in the form of options to acquire stock; during 2007, both options to acquire stock and stock awards were granted.  The option price for all grants has been the current market price at the time of the grant. Details about the stock grants follow the discussion of the Company’s stock option grants.

The Company completed a three for one stock split in August 2007.  All prior years’ numbers of options and option prices per share have been adjusted to reflect the impact of the split.

Option Awards

During 2009, the Company granted stock options to all employees with more than one year of service at the date of grant.  This grant consisted of incentive and non-qualified stock options, vesting 20% annually on the first through fifth anniversaries of the grant date, and having a maximum seven year life.  During 2007 and 2008, the Company granted stock options to recently hired officers.  These grants consisted of both incentive and non-qualified stock options, vesting 25% annually on the third, fourth, fifth and sixth anniversaries of the grant date, and having a maximum seven year life.  These grants were accounted for as equity-classified stock options.

The fair values of these grants were estimated at the respective grant dates using a Black-Scholes option-pricing model with the following assumptions:

	2009	2008	2007
Dividend rate	1.09%	1.09%	1.41%
Risk-free interest rate	1.88%	2.32%	4.24%
Expected lives of options	5 years	5 years	5 years
Price volatility	40.87%	40.14%	42.03%

During 2007, 2008 and until their final exercise prior to termination in the early part of 2009, the Company had a small number of liability-classified stock option awards outstanding.  Due to the relatively short remaining expected lives of these stock options over this time period, changes in fair value were calculated based upon changes in the market price of the Company’s stock.

Volatility is based on the historical volatility of the price of the Company’s stock over the expected term of the options. The expected term represents the period of time that the options granted are expected to be outstanding. The risk free rate is based on the U.S. Treasury yield curve, in effect at the date the fair value of the options is calculated, with an equivalent term.

Management has made an estimate of expected forfeitures and recognizes compensation costs only for those awards expected to vest.  Compensation cost recognized in 2009, 2008 and 2007 totaled $555 thousand, $67 thousand and $207 thousand, respectively, and the income tax benefit for option-based compensation arrangements recognized in 2009, 2008 and 2007 was $26 thousand, $7 thousand and $110 thousand, respectively.

A summary of outstanding options at December 31, 2009, 2008 and 2007 and changes during the years ended on those dates is as follows:

	Options	Weighted Average Grant Price Per Option	Fair Value Per Option
Outstanding December 31, 2006	367,962	$8.36

Granted	60,000	20.50	$7.77
Cancelled	(1,773)	3.37
Exercised	(129,648)	3.31
Outstanding December 31, 2007	296,541	10.97

Granted	30,000	22.76	$7.90
Cancelled	(30,000)	20.50
Exercised	(71,616)	8.08
Outstanding December 31, 2008	224,925	12.20

Granted	169,047	25.26	$8.73
Cancelled	(9,780)	25.26
Exercised	(45,710)	8.92
Outstanding December 31, 2009	338,482	$18.79

There were options for 338,482 shares outstanding at December 31, 2009 at a weighted average exercise price of $18.79 per share, an aggregate intrinsic value of $1.4 million and a weighted-average remaining contractual life of 4.5 years.  There were options for 107,215 shares exercisable at December 31, 2009 at a weighted average exercise price of $8.86 per share, an aggregate intrinsic value of $1.2 million and a weighted-average remaining contractual life of 1.7 years.  The aggregate intrinsic value represents the total pretax intrinsic value of in-the-money options, based on the Company’s closing stock price of $20.35 as of December 31, 2009.

During 2009, the total fair value of options vested was $45 thousand; the total intrinsic value of options exercised was $0.6 million; and no options-based liabilities were paid.  During 2009, the total cash received as a result of employee stock option exercises was $0.3 million, and the actual tax benefit realized for the tax deductions was $47 thousand.

As of December 31, 2009, the total compensation cost related to nonvested options not yet recognized is $0.9 million which will be recognized over a weighted-average period of 2.3 years.

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

The Company has estimated expected forfeitures of 40% for management shares and 35% for employee shares.  Through December 31, 2007, 1,324 employee shares were forfeited due to employees’ termination of employment; an additional 6,573 employee shares and 1,992 management shares were forfeited during the year ended December 31, 2008; and 1,544 employee shares and 751 management shares were forfeited during the year ended December 31, 2009.

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

Compensation cost recognized in 2007 for all share awards totaled $2.1 million, and the income tax benefit recognized was $910 thousand; during both 2009 and 2008, the Company recognized $0.1 million in compensation cost for shares awarded during 2007, and the income tax benefit for share-based compensation arrangements recognized in each of 2009 and 2008 was $39 thousand.

Note 12.  Major Customer

The Company has one major customer relationship that is a significant source of revenue.  Approximately 63% of total operating revenues for the year ended December 31, 2009, 69% of total operating revenues for the year ended December 31, 2008, and 67% of total operating revenues for the year ended December 31, 2007 were generated by or through Sprint Nextel and its customers using the Company's portion of Sprint Nextel’s nationwide PCS network.  No other customer relationship generated more than 2.5% of the Company’s total operating revenues for the years ended December 31, 2009, 2008 or 2007.

Note 13.   Shareholder Rights Plan

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

Note 14.  Lease Commitments

The Company leases land, buildings and tower space under various non-cancelable agreements, which expire between the years 2010 and 2050 and require various minimum annual rental payments.  These leases typically include renewal options and escalation clauses. In general, tower leases have five or ten year initial terms with four renewal terms of five years each. The other leases generally contain certain renewal options for periods ranging from five to twenty years.

Future minimum lease payments under non-cancelable operating leases, including renewals that are reasonably assured at the inception of the lease, with initial variable lease terms in excess of one year as of December 31, 2009 are as follows:

Year Ending	Amount
(in thousands)
2010	$8,820
2011	7,991
2012	6,852
2013	6,480
2014	6,156
2015 and beyond	35,413
$71,712

The Company’s total rent expense was $9.7 million, $7.6 million, and $6.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

As lessor, the Company has leased buildings, tower space and telecommunications equipment to other entities under various non-cancelable agreements, which require various minimum annual payments.  The total minimum rental receipts at December 31, 2009 are as follows:

Year Ending	Amount
(in thousands)
2010	$4,145
2011	2,759
2012	1,950
2013	1,355
2014	655
2015 and beyond	276
$11,140

The Company’s total rent income was $10.7 million, $10.1 million, and $9.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Total rent income includes month-to-month leases which are excluded from the table above.

Note 15.  Acquisitions

North River Telephone Cooperative

In November 2009, the Company entered into an asset purchase agreement with North River Telephone Cooperative to acquire telephone assets serving approximately 1,000 access lines in northwestern Augusta County, Virginia, for $0.6 million and a commitment to provide broadband internet access to the subscribers within one year.

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

The Company accounted for the acquisition using the purchase method..  The net assets acquired were recorded at their estimated fair values.  The major classes of assets and liabilities acquired were as follows:

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

In December, 2009, the Company sold certain cable assets, passing approximately 7,700 homes, previously acquired from Rapid Communications, LLC, for $1.5 million, recognizing a gain of $0.4 million.

Note 16.  Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers.  During 2009, the Company restructured its business segments to reflect changes in the Company’s corporate direction and strategy in response to changes in the economic environment and other factors.  The Company has three reportable segments, which the Company operates and manages as strategic business units organized by lines of business: (1) Wireless, (2) Wireline, and (3) Cable TV.   A fourth segment, Other, primarily includes Shenandoah Telecommunications Company, the parent holding company as well as certain general and administrative costs historically charged to Converged Services that cannot be allocated to discontinued operations.  Prior period comparative information has been restated to conform to the current structure.

The Wireless segment provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, as a Sprint PCS Affiliate of Sprint Nextel.  This segment also owns cell site towers built on leased land, and leases space on these towers to both affiliates and non-affiliated service providers.

The Wireline segment provides regulated and unregulated voice services, dial-up and DSL internet access, and long distance access services throughout Shenandoah County and portions of northwestern Augusta County, Virginia, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland.

The Cable TV segment provides cable television services in Shenandoah County, Virginia, and beginning December 1, 2008, in various franchise areas in West Virginia and Alleghany County, Virginia.

Selected financial data for each segment is as follows:

Year ended December 31, 2009

(In thousands)
	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$102,196	$13,296	$14,257	$-	$-	$129,749
Access charges	-	8,669	-	-	-	8,669
Facilities and tower lease	4,487	6,115	-	-	-	10,602
Equipment	4,522	148	204	-	-	4,874
Other	1,830	3,822	1,070	-	-	6,722
Total external revenues	113,035	32,050	15,531	-	-	160,616
Internal revenues	2,660	13,013	32	-	(15,705)	-
Total operating revenues	115,695	45,063	15,563	-	(15,705)	160,616

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	38,129	16,773	12,550	310	(13,730)	54,032
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	17,098	7,397	5,383	3,224	(1,975)	31,127
Depreciation and amortization	20,293	8,317	3,700	320	-	32,630
Total operating expenses	75,520	32,487	21,633	3,854	(15,705)	117,789
Operating income (loss)	40,175	12,576	(6,070)	(3,854)	-	42,827

Non-operating income (expense)	262	244	497	1,513	(1,433)	1,083
Interest expense	(301)	(255)	(250)	(1,988)	1,433	(1,361)
Income (loss) from continuing operations before income taxes	40,136	12,565	(5,823)	(4,329)	-	42,549
Income taxes	(15,301)	(4,634)	2,621	(151)	-	(17,465)
Net income (loss) from continuing operations	$24,835	$7,931	$(3,202)	$(4,480)	$-	$25,084

Total assets	$146,228	$80,668	$20,240	$172,069	$(147,480)	$271,725

Year ended December 31, 2008

(In thousands)

	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$92,149	$13,081	$5,592	$-	$-	$110,822
Access charges	-	9,954	-	-	-	9,954
Facilities and tower lease	4,074	6,398	-	-	-	10,472
Equipment	5,214	625	56	-	-	5,895
Other	3,038	3,790	453	-	-	7,281
Total external revenues	104,475	33,848	6,101	-	-	144,424
Internal revenues	2,410	11,506	32	-	(13,948)	-
Total operating revenues	106,885	45,354	6,133	-	(13,948)	144,424

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	35,935	15,585	4,205	402	(12,154)	43,973
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	17,623	7,354	1,594	3,793	(1,794)	28,570
Depreciation and amortization	17,450	7,666	1,250	304	-	26,670
Total operating expenses	71,008	30,605	7,049	4,499	(13,948)	99,213
Operating income (loss)	35,877	14,749	(916)	(4,499)	-	45,211

Non-operating income (expense)	264	(1)	(38)	1,523	(2,387)	(639)
Interest expense	(383)	(470)	(256)	(2,287)	2,387	(1,009)
Income (loss) from continuing operations before income taxes	35,758	14,278	(1,210)	(5,263)	-	43,563
Income taxes	(14,675)	(5,414)	462	2,133	-	(17,494)
Net income (loss) from continuing operations	$21,083	$8,864	$(748)	$(3,130)	$-	$26,069

Total assets	$121,453	$67,885	$19,065	$196,931	$(138,497)	$266,837

Year ended December 31, 2007

(In thousands)

	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$80,099	$13,141	$4,573	$-	$-	$97,813
Access charges	-	10,765	-	-	-	10,765
Facilities and tower lease	3,704	5,989	-	-	-	9,693
Equipment	5,015	341	33	-	-	5,389
Other	2,436	3,849	420	-	-	6,705
Total external revenues	91,254	34,085	5,026	-	-	130,365
Internal revenues	2,216	10,036	32	-	(12,284)	-
Total operating revenues	93,470	44,121	5,058	-	(12,284)	130,365

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	30,205	16,262	4,161	741	(10,556)	40,813
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	15,987	9,293	1,660	4,389	(1,728)	29,601
Depreciation and amortization	16,254	6,138	1,050	235	-	23,677
Total operating expenses	62,446	31,693	6,871	5,365	(12,284)	94,091
Operating income (loss)	31,024	12,428	(1,813)	(5,365)	-	36,274

Non-operating income (expense)	655	747	-	3,883	(2,823)	2,462
Interest expense	(609)	(346)	(273)	(3,468)	2,823	(1,873)
Income (loss) from continuing operations before income taxes	31,070	12,829	(2,086)	(4,950)	-	36,863
Income taxes	(13,091)	(4,718)	826	2,041	-	(14,942)
Net income (loss) from continuing operations	$17,979	$8,111	$(1,260)	$(2,909)	$-	$21,921

Total assets	$94,883	$68,452	$7,691	$178,984	$(127,498)	$222,512

Income (loss) recognized from equity method nonaffiliated investees is included in non-operating income (expense) in the tables above and in the following segments as shown below:

Year	Other	Wireline	Consolidated Totals
	(in thousands)
2009	$(313)	$44	$(269)
2008	(759)	10	(749)
2007	840	93	933

Note 17.  Quarterly Results (unaudited)

The following table shows selected quarterly results for the Company.
(in thousands except per share data)

For the year ended December 31, 2009	First	Second	Third	Fourth	Total
Operating revenues	$40,102	$40,140	$40,115	$40,259	$160,616
Operating income	12,012	11,638	10,569	8,608	42,827
Net income from continuing operations	6,157	6,815	6,346	5,766	25,084
Net income (loss)	(4,213)	6,740	6,307	6,258	15,092

Net income from continuing operations per share – basic and diluted	$0.26	$0.29	$0.27	$0.24	$1.06
Net income (loss) per share – basic and diluted	(0.18)	0.29	0.27	0.26	0.64

For the year ended December 31, 2008	First	Second	Third	Fourth	Total
Operating revenues	$33,587	$36,308	$37,409	$37,120	$144,424
Operating income	9,487	13,578	12,488	9,658	45,211
Net income from continuing operations	5,400	8,005	7,377	5,287	26,069
Net income	4,727	7,185	6,742	5,491	24,145

Net income from continuing operations per share – basic and diluted	$0.23	$0.34	$0.31	$0.22	$1.11
Net income per share – basic and diluted	0.20	0.31	0.29	0.23	1.03

Exhibits Index

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Shenandoah Telecommunications Company filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2007.

3.2	Shenandoah Telecommunications Company Bylaws, as amended, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 16, 2009.

4.1
Rights Agreement, dated as of February 8, 2008 between the Company and American Stock Transfer and Trust Company filed as  Exhibit 4.1 to the Company's Current Report on Form 8-K, dated January 25, 2008.

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

10.41
Second Agreement Regarding Amendments to Loan Documents and Consent to the Master Loan Agreement dated as of November 30, 2004, between CoBank, ACB and Shenandoah Telecommunications Company, filed as Exhibit 10.41 to the Company’s Current Report on Form 8-K dated December 23, 2009.

*10.42	Addendum IX to the Sprint Management Agreement dated as of April 14, 2009, filed herewith.

*21	List of Subsidiaries.

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of President and Chief Executive Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*31.2	Certification of Vice President and Chief Financial Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

* Filed herewith