Form 10-Q
period 2010-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2010-05-07
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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
Yes  ☐  No  ☑

The number of shares of the registrant’s common stock outstanding on April 23, 2010 was
23,737,530.

______________________

SHENANDOAH TELECOMMUNICATIONS COMPANY
INDEX

		Page
		Numbers

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets March 31, 2010 and December 31, 2009	3-4

	Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2010 and 2009	5

	Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Three Months Ended March 31, 2010 and the Year Ended December 31, 2009	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	7-8

	Notes to Unaudited Condensed Consolidated Financial Statements	9-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	24

	Signatures	25

	Exhibit Index	26

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	March 31, 2010	December 31, 2009

Current Assets
Cash and cash equivalents	$18,198	$12,054
Accounts receivable, net	16,734	15,058
Income taxes receivable	734	5,531
Materials and supplies	4,895	6,062
Prepaid expenses and other	3,209	2,504
Assets held for sale	10,676	10,810
Deferred income taxes	616	616
Total current assets	55,062	52,635

Investments, including $2,085 and $1,990 carried at fair value	8,683	8,705

Property, Plant and Equipment
Plant in service	378,404	373,111
Plant under construction	12,557	9,116
	390,961	382,227
Less accumulated amortization and depreciation	187,513	179,925
Net property, plant and equipment	203,448	202,302

Other Assets
Intangible assets, net	2,310	2,417
Cost in excess of net assets of businesses acquired	4,418	4,418
Deferred charges and other assets, net	1,216	1,248
Net other assets	7,944	8,083
Total assets	$275,137	$271,725

See accompanying notes to unaudited condensed consolidated financial statements.

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	March 31, 2010	December 31, 2009

Current Liabilities
Current maturities of long-term debt	$5,588	$4,561
Accounts payable	5,213	8,804
Advanced billings and customer deposits	6,542	6,349
Accrued compensation	1,181	1,003
Liabilities held for sale	890	858
Accrued liabilities and other	3,573	3,053
Total current liabilities	22,987	24,628

Long-term debt, less current maturities	26,248	28,399

Other Long-Term Liabilities
Deferred income taxes	29,095	29,649
Deferred lease payable	3,430	3,351
Asset retirement obligations	6,033	5,966
Other liabilities	4,133	4,060
Total other liabilities	42,691	43,026

Commitments and Contingencies

Shareholders’ Equity
Common stock	18,651	17,890
Retained earnings	166,984	160,230
Accumulated other comprehensive loss, net of tax	(2,424)	(2,448)
Total shareholders’ equity	183,211	175,672

Total liabilities and shareholders’ equity	$275,137	$271,725

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009

Operating revenues	$41,518	$40,102

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	13,918	12,693
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,773	7,543
Depreciation and amortization	8,327	7,854
Total operating expenses	30,018	28,090
Operating income	11,500	12,012

Other income (expense):
Interest expense	(310)	(531)
Gain (loss) on investments, net	(67)	(627)
Non-operating income, net	87	167
Income from continuing operations before income taxes	11,210	11,021

Income tax expense	4,641	4,864
Net income from continuing operations	6,569	6,157
Earnings (loss) from discontinued operations, net of tax (expense) benefit of $(119) and $6,754, respectively	185	(10,369)
Net income (loss)	$6,754	$(4,212)

Basic and diluted income (loss) per share:

Net income from continuing operations	$0.28	$0.26
Net earnings (loss) from discontinued operations	0.01	(0.44)
Net income (loss)	$0.29	$(0.18)

Weighted average shares outstanding, basic	23,698	23,622

Weighted average shares, diluted	23,733	23,693

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2008	23,605	$16,139	$152,706	$(2,533)	$166,312
Comprehensive income:
Net income	-	-	15,092	-	15,092
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	-	-	-	55	55
Net unrealized loss from pension plans, net of tax	-	-	-	30	30
Total comprehensive income					15,177
Dividends declared ($0.32 per share)	-	-	(7,568)	-	(7,568)
Dividends reinvested in common stock	32	560	-	-	560
Stock-based compensation	-	676	-	-	676
Conversion of liability classified awards to equity classified awards	-	85	-	-	85
Common stock issued through exercise of incentive stock options	44	367	-	-	367
Net excess tax benefit from stock options exercised	-	63	-	-	63

Balance, December 31, 2009	23,681	$17,890	$160,230	$(2,448)	$175,672
Comprehensive income:
Net income	-	-	6,754	-	6,754
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	-	-	-	24	24
Total comprehensive income					6,778
Stock-based compensation	-	142	-	-	142
Common stock issued through exercise of incentive stock options	56	549	-	-	549
Net excess tax benefit from stock options exercised	-	70	-	-	70
Balance, March 31, 2010	23,737	$18,651	$166,984	$(2,424)	$183,211

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2010	2009

Cash Flows From Operating Activities
Net income (loss)	$6,754	$(4,212)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment on assets held for sale	-	17,545
Depreciation	8,218	7,715
Amortization	109	127
Provision for bad debt	177	112
Stock based compensation expense	142	116
Excess tax benefits on stock option exercises	(70)	(58)
Deferred income taxes	(501)	(6,806)
Net loss on disposal of equipment	145	257
Realized loss on disposal of investments	150	181
Unrealized (gains) losses on investments	(197)	(96)
Net (gain) loss from patronage and equity investments	78	485
Other	189	516
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,803)	2,007
Materials and supplies	1,167	665
Income taxes receivable	4,797	4,953
Increase (decrease) in:
Accounts payable	(3,526)	186
Deferred lease payable	78	185
Other prepaids, deferrals and accruals	82	(2,642)
Net cash provided by operating activities	$15,989	$21,236

Cash Flows From Investing Activities
Purchase and construction of property, plant and equipment	$(9,570)	$(9,077)
Proceeds from sale of equipment	240	57
Purchase of investment securities	(43)	(41)
Proceeds from sale of investment securities	34	3

Net cash used in investing activities	$(9,339)	$(9,058)

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2010	2009

Cash Flows From Financing Activities
Principal payments on long-term debt	$(1,125)	$(1,085)
Amounts borrowed under debt agreements	-	2,000
Excess tax benefits on stock option exercises	70	58
Proceeds from exercise of incentive stock options	549	262

Net cash provided by (used in) financing activities	$(506)	$1,235

Net increase in cash and cash equivalents	$6,144	$13,413

Cash and cash equivalents:
Beginning	12,054	5,240
Ending	$18,198	$18,653

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$382	$511

Income taxes	$427	$103

During the three months ended March 31, 2010 and 2009, the Company utilized $75 and $2,051, respectively, of vendor credits receivable to reduce cash paid for acquisitions of property, plant and equipment.

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  The interim condensed consolidated financial statements of Shenandoah Telecommunications Company and Subsidiaries (collectively, the “Company”) are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein.  All such adjustments were of a normal and recurring nature.  These statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The balance sheet information at December 31, 2009 was derived from the audited December 31, 2009 consolidated balance sheet.

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

In connection with the preparation of the Company’s first quarter 2009 financial statements, the Company determined that the fair value of Converged Services had declined from earlier estimates.  Accordingly, the Company recorded an impairment loss of $17.5 million ($10.7 million, net of taxes) to reduce the carrying value of these assets to their estimated fair value less cost to sell as of March 31, 2009.  At March 31, 2010, negotiations to complete the sale continue, and there has been no change in the estimated fair value of the assets.

Assets and liabilities held for sale consisted of the following:

	March 31, 2010	December 31, 2009
Assets held for sale:
Property, plant and equipment, net	$7,380	$7,484
Intangible assets, net	868	868
Deferred charges	1,610	1,628
Other assets	818	830
	$10,676	$10,810
Liabilities:
Other liabilities	$890	$858

Discontinued operations included the following amounts of operating revenue and income (loss) before income taxes:

	Three Months Ended March 31,
	2010	2009
Operating revenues	$3,447	$3,623
Earnings (loss) before income taxes	$304	$(17,123)

4.  Basic net income (loss) per share was computed on the weighted average number of shares outstanding.  Diluted net income (loss) per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period for all dilutive stock options.  During 2007, the Company issued approximately 68,000 performance share units that are “contingently issuable shares” under the treasury stock method.  Based upon the Company’s stock price during the thirty day periods prior to March 31, 2010 and 2009, these shares did not meet the threshold to be considered dilutive shares, and were excluded from the respective diluted net income per share computations. At March 31, 2010, approximately 56,000 performance share units were outstanding, while at March 31, 2009, approximately 62,000 performance share units were outstanding. During February 2009, the Company issued options to purchase approximately 169,000 shares at an exercise price of $25.26 per share, and during both 2007 and 2008, the Company issued options to purchase 30,000 shares at exercise prices of $20.50 and $22.76, respectively.   Based upon the average daily closing price of the Company’s common stock as reported on the NASDAQ Stock Market for the three months ended March 31, 2010, all of these options were anti-dilutive and were excluded from the dilutive net income (loss) per share calculation for the three months ended March 31, 2010.  For the three months ended March 31, 2009, the options issued in February 2009 were anti-dilutive, and were excluded from the diluted net income (loss) per share calculation for that period.  There were no adjustments to net income (loss) for either period.

Index

5.  Investments include $2.1 million and $2.0 million of investments carried at fair value as of March 31, 2010 and December 31, 2009, respectively, consisting of equity, bond and money market mutual funds.  These investments were acquired under a rabbi trust arrangement related to a non-qualified supplemental retirement plan maintained by the Company.  During the three months ended March 31, 2010, the Company contributed $40 thousand to the trust, recognized $11 thousand in net losses on dispositions of investments, recognized $7 thousand in dividend and interest income from investments, and recognized net unrealized gains of $59 thousand on these investments.  Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds.

6.  Financial instruments on the consolidated balance sheets that approximate fair value include:  cash and cash equivalents, receivables, investments carried at fair value, payables, accrued liabilities, and long-term debt.  Due to the relatively short time frame to maturity of the Company’s fixed rate debt, fair value approximates its carrying value.

7.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers.  The Company has three reportable segments, which the Company operates and manages as strategic business units organized by lines of business: (1) Wireless, (2) Wireline, and (3) Cable TV.   A fourth segment, Other, primarily includes Shenandoah Telecommunications Company, the parent holding company as well as certain general and administrative costs historically charged to Converged Services that cannot be allocated to discontinued operations.

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

The Cable TV segment provides cable television services in Shenandoah County, Virginia, and in various franchise areas in West Virginia and Alleghany County, Virginia.

Index

Selected financial data for each segment is as follows:

Three months ended March 31, 2010

(In thousands)
	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$26,527	$3,377	$3,535	$-	$-	$33,439
Other	2,960	4,742	377	-	-	8,079
Total external revenues	29,487	8,119	3,912	-	-	41,518
Internal revenues	746	3,261	10	-	(4,017)	-
Total operating revenues	30,233	11,380	3,922	-	(4,017)	41,518

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	9,878	4,163	3,328	67	(3,518)	13,918
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,103	1,832	1,525	812	(499)	7,773
Depreciation and amortization	5,239	1,925	1,090	73	-	8,327
Total operating expenses	19,220	7,920	5,943	952	(4,017)	30,018
Operating income (loss)	11,013	3,460	(2,021)	(952)	-	11,500

Interest expense	(53)	(58)	(72)	(468)	341	(310)
Non-operating income (expense)	46	18	10	287	(341)	20
Income (loss) from continuing operations before income taxes	11,006	3,420	(2,083)	(1,133)	-	11,210
Income taxes	(4,534)	(1,301)	793	401	-	(4,641)
Net income (loss) from continuing operations	$6,472	$2,119	$(1,290)	$(732)	$-	$6,569

Three months ended March 31, 2009

(In thousands)
	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$25,360	$3,265	$3,606	$-	$-	$32,231
Other	2,822	4,819	230	-	-	7,871
Total external revenues	28,182	8,084	3,836	-	-	40,102
Internal revenues	622	3,069	8	-	(3,699)	-
Total operating revenues	28,804	11,153	3,844	-	(3,699)	40,102

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	9,036	4,006	2,836	53	(3,238)	12,693
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,167	1,670	1,182	985	(461)	7,543
Depreciation and amortization	4,872	2,152	745	85	-	7,854
Total operating expenses	18,075	7,828	4,763	1,123	(3,699)	28,090
Operating income (loss)	10,729	3,325	(919)	(1,123)	-	12,012

Interest expense	(112)	(64)	(38)	(617)	300	(531)
Non-operating income (expense)	(22)	(20)	(13)	(105)	(300)	(460)
Income (loss) from continuing operations before income taxes	10,595	3,241	(970)	(1,845)	-	11,021
Income taxes	(4,398)	(1,229)	368	395	-	(4,864)
Net income (loss) from continuing operations	$6,197	$2,012	$(602)	$(1,450)	$-	$6,157

Index

The Company’s assets by segment are as follows:

(In thousands)

	March 31, 2010	December 31, 2009

Wireless	$123,103	$146,228
Wireline	74,445	80,668
Cable TV	44,514	20,240
Other (includes assets held for sale)	209,944	172,069
Combined totals	452,006	419,205
Inter-segment eliminations	(176,869)	(147,480)
Consolidated totals	$275,137	$271,725

8. The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2005 are no longer subject to examination.  No state or federal income tax audits were in process as of March 31, 2010.

9.  On April 16, 2010, the Company announced that it had signed an asset purchase agreement to purchase the cable operations of JetBroadband Holdings, LLC (“JetBB”) for $148 million in cash, subject to certain adjustments.  The acquired cable operations offer video, high speed Internet and voice services representing approximately 66,500 revenue generating units in southern Virginia and southern West Virginia.  The acquired networks pass approximately 114,000 homes.  The Company anticipates closing on the acquisition in 90 to 120 days, following receipt of regulatory approvals.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements.  All statements regarding Shenandoah Telecommunications Company’s expected future financial position and operating results, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements.  We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct.  The Company’s actual results could be materially different from its expectations because of various factors, including those discussed below and under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2009.  The following management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2009, including the financial statements and related notes included therein.

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries.  These subsidiaries provide wireless personal communications services (as a Sprint PCS Affiliate of Sprint Nextel) and local exchange telephone services, as well as cable television, video, Internet and data services, long distance, sale of telecommunications equipment, fiber optics facilities, and leased tower facilities. The Company has the following three reporting segments, which it operates and manages as strategic business units organized by lines of business:

*
The Wireless segment provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, as a Sprint PCS Affiliate of Sprint Nextel.  This segment also owns cell site towers built on leased land, and leases space on these towers to both affiliates and non-affiliated service providers.

*
The Wireline segment provides regulated and unregulated voice services, dial-up and DSL internet access, and long-distance access services throughout Shenandoah County and portions of northwestern Augusta County, Virginia, and leases fiber optic facilities, throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland.

*	The Cable TV segment provides cable television services in Shenandoah County, Virginia, and since December 1, 2008, in various franchise areas in West Virginia and Alleghany County, Virginia.

A fourth segment, Other, primarily includes Shenandoah Telecommunications Company, the parent holding company, as well as certain general and administrative costs historically charged to Converged Services that cannot be allocated to discontinued operations.

In September 2008, the Company announced its intention to sell its Converged Services operation, and the related assets and liabilities were reclassified as held for sale in the consolidated balance sheet and the historical operating results were reclassified as discontinued operations.  Depreciation and amortization on long-lived assets was discontinued.

Index

In connection with the preparation of the Company’s first quarter 2009 financial statements, the Company determined that the fair value of Converged Services had declined from earlier estimates.  Accordingly, the Company recorded an impairment loss of $17.5 million ($10.7 million, net of taxes) to reduce the carrying value of these assets to their estimated fair value less cost to sell as of March 31, 2009.    At March 31, 2010, negotiations to complete the sale continue, and there has been no change in the estimated fair value of the assets.

On April 16, 2010, the Company announced that it had signed an asset purchase agreement to purchase the cable operations of JetBB for $148 million in cash, subject to certain adjustments.  The acquired cable operations offer video, high speed Internet and voice services representing approximately 66,500 revenue generating units in southern Virginia and southern West Virginia.  The acquired networks pass approximately 114,000 homes.  The Company anticipates closing on the acquisition in 90 to 120 days, following receipt of regulatory approvals.  The Company expects that JetBB’s operating results will be included in the Company’s Cable Television segment following the purchase, significantly impacting that segment’s operating revenues and expenses.  The Company further anticipates that various fees and other expenses associated with the acquisition will impact the Company’s operating expenses through the date of the acquisition.

Index

Additional Information About the Company’s Business

The following table shows selected operating statistics of the Company for the three months ending on, or as of, the dates shown:

	March 31,	Dec. 31,	March 31,	Dec. 31,
	2010	2009	2009	2008

Wireless Segment
Retail PCS Subscribers	224,526	222,818	213,054	211,462
PCS Market POPS (000) (1)	2,353	2,327	2,310	2,310
PCS Covered POPS (000) (1)	2,059	2,033	1,963	1,931
PCS Average Monthly Retail Churn % (2)	1.91%	1.99%	2.15%	1.87%
CDMA Base Stations (sites)	481	476	419	411
EVDO-enabled sites	340	334	237	211
EVDO Covered POPS (000) (1)	1,968	1,940	1,717	1,663
Towers (3)	141	138	118	116

Wireline Segment
Telephone Access Lines	24,241	24,358	23,865	24,042
Total Switched Access Minutes (000)	80,488	81,260	86,577	90,460
Originating Switched Access Minutes (000)	23,556	22,572	25,297	25,425
Long Distance Subscribers	10,896	10,851	10,730	10,842
Long Distance Calls (000) (4)	7,453	7,200	7,810	7,981
Total Fiber Miles	64,014	58,705	50,593	50,593
Fiber Route Miles	1,570	1,558	1,109	1,109
DSL Subscribers	11,477	10,985	10,157	9,918
Dial-up Internet Subscribers	2,979	3,359	4,578	4,866

Cable Television Segment
Video
Homes Passed (5)	56,268	56,268	64,365	64,365
Customers (6)	23,211	22,773	24,794	24,933
Penetration (7)	41.3%	40.5%	38.5%	38.7%
High-speed Internet
Available Homes (8)	27,522	25,748	19,405	19,405
Customers	2,780	2,083	1,198	1,128
Penetration	10.1%	8.1%	6.2%	5.8%
Voice
Available Homes	6,355	-	-	-
Customers	37	-	-	-
Penetration	0.6%	n/a	n/a	n/a

Employees (full time equivalents)	456	456	436	445

1)
POPS refers to the estimated population of a given geographic area and is based on information purchased from third party sources.  Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the network’s service area.

2)	PCS Average Monthly Retail Churn is the average of the three monthly subscriber turnover, or churn, calculations for the period.
3)	The Company owns two towers that are not used to provide wireless voice services and are not included in these totals.

Index

4)	Originated by customers of the Company’s Telephone subsidiary.
5)
Homes and businesses are considered passed  (“homes passed”) if we can connect them to our distribution system without further extending the transmission lines.  Homes passed is an estimate based upon the best available information.  In December 2009, the Company sold several small systems covering approximately 8,100 video homes passed, 840 high-speed internet available homes, approximately 1,700 video customers and less than 100 high-speed internet customers.

6)	Generally, a dwelling or commercial unit with one or more television sets connected to our distribution system counts as one video customer.
7)	Penetration is calculated by dividing the number of customers by the number of homes passed or available homes, as appropriate.
8)
Homes and businesses are considered available (“available homes”) if we can connect them to our co-axial distribution system without further upgrading the transmission lines and if we offer the service in that area.  Homes passed in Shenandoah County are excluded from available homes as we do not offer high-speed internet or voice services over our co-axial distribution network in this market.

Results of Operations

Three Months Ended March 31, 2010 Compared with the Three Months Ended March 31, 2009

Consolidated Results

The Company’s consolidated results from continuing operations for the first quarter of 2010 and 2009 are summarized as follows:

(in thousands)	Three Months Ended March 31,		Change
	2010	2009	$	%

Operating revenues	$41,518	$40,102	$1,416	3.5
Operating expenses	30,018	28,090	1,928	6.9
Operating income	11,500	12,012	(512)	(4.3)

Other income (expense)	(290)	(991)	701	70.7
Income tax expense	4,641	4,864	(223)	(4.6)
Net income from continuing operations	$6,569	$6,157	$412	6.7

Operating revenues

For the three months ended March 31, 2010, operating revenues increased $1.4 million, or 3.5%, primarily due to increased revenue in the Wireless segment. Wireless service revenues increased $1.2 million, or 4.6%, while tower lease revenues increased $0.2 million.

Operating expenses

For the three months ended March 31, 2010, operating expenses increased $1.9 million, or 6.9%, compared to the 2009 period.  The incremental costs of the Shentel Cable operations accounted for $1.1 million of the year over year increase.  Costs related to the expansion of the wireless network and the provision of high-speed wireless internet data access services added $0.6 million in incremental site rent, power and backhaul costs, and $0.4 million in additional depreciation expense.  All other operating expenses decreased $0.2 million in the first quarter of 2010, compared to the first quarter of 2009.

Index

Other income (expense)

The reduced expense reflects improvements in the marketplace for many of the Company’s investments, which improved by $0.5 million, and lower interest expense, down $0.2 million on lower outstanding balances.

Income tax expense

The Company’s effective tax rate on income from continuing operations decreased from 44.1% in the first quarter of 2009 to 41.4% in the first quarter of 2010 due primarily to non-recurring adjustments recognized in the 2009 period.

Net income from continuing operations

For the three months ended March 31, 2010, net income from continuing operations increased $0.4 million, as improvements in investment returns and lower taxes offset the incremental operating losses from the acquired cable operations, as described above.

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

PCS had 481 PCS base stations in service at March 31, 2010, compared to 419 base stations in service at March 31, 2009.  As of March 31, 2010, PCS had 340 EVDO-enabled sites, up from 237 EVDO-enabled sites operating as of March 31, 2009, covering 95% of our currently covered population.  Fewer base stations are planned to be added or upgraded with EVDO capability in 2010 compared to 2009.

The Company’s average PCS retail customer turnover, or churn rate, was 1.91% in the first quarter of 2010, compared to 2.15% in the first quarter of 2009.  As of March 31, 2010, the Company had 224,526 retail PCS subscribers compared to 213,054 subscribers at March 31, 2009.  The PCS operation added 1,708 net retail subscribers in the first quarter of 2010 compared to 1,592 net retail subscribers added in the first quarter of 2009.

Mobile owned 141 towers at March 31, 2010, up from 118 at March 31, 2009.  At March 31, 2010, Mobile had 200 leases for non-affiliate cell sites, and 138 affiliate leases, compared to 183 non-affiliate and 115 affiliate leases as of March 31, 2009.

Index

(in thousands)	Three Months Ended March 31,		Change
	2010	2009	$	%

Segment operating revenues
Wireless service revenue	$26,527	$25,360	$1,167	4.6
Tower lease revenue	1,948	1,700	248	14.6
Equipment revenue	1,218	1,270	(52)	(4.1)
Other revenue	540	474	66	13.9
Total segment operating revenues	30,233	28,804	1,429	5.0
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	9,878	9,036	842	9.3
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,103	4,167	(64)	(1.5)
Depreciation and amortization	5,239	4,872	367	7.5
Total segment operating expenses	19,220	18,075	1,145	6.3
Segment operating income	$11,013	$10,729	$284	2.6

Operating revenues

Wireless service revenue increased $1.2 million, or 4.6%, for the three months ended March 31, 2010, compared to the comparable 2009 period.  Average subscribers increased 5.4% in the current quarter compared to the 2009 first quarter.  Billing rates have declined due to all-inclusive plans, which reduce revenue from higher usage customers, and to increased use of adding second phones, such as to a family plan, at lower revenue than the primary phone.  Total credits against gross billed revenue, including fees retained by Sprint Nextel and bad debt write-offs, were essentially unchanged from the first quarter of 2009.   Fees retained by Sprint Nextel increased by $0.2 million, or 4.5%, while bad debt write-offs declined by $0.3 million, or 16.6%.

The increase in tower lease revenue resulted primarily from additional cell site leases.

In March, 2010, PCS signed Addendum X to the Sprint PCS Management Agreement that allows PCS to sell 3G/4G datacards in our territory, with the expectation that PCS will be able to sell 3G/4G handsets when they become available later in 2010.  At this time, 4G services are only available in portions of the Harrisburg and York, Pennsylvania, areas of the Company’s PCS territory.

Cost of goods and services

Cost of goods and services increased $0.8 million, or 9.3%, in 2010 from the first quarter of 2009.   Costs of the expanded network coverage and roll-out of EVDO coverage resulted in a $0.6 million increase in network costs including rent for additional tower and co-location sites, power and backhaul line costs.

Network costs are expected to continue to increase for the remainder of 2010 as a result of the full-year impact of additional EVDO sites brought on-line during 2009.

Depreciation and amortization

Depreciation and amortization increased $0.4 million in 2010 over the 2009 first quarter, due to capital projects for EVDO capability and new towers and cell sites placed in service during 2009.  Depreciation is expected to continue to increase for the remainder of 2010 as a result of the full-year impact of additional towers, cell sites, and EVDO capability brought on-line during 2009.

Index

Wireline

The Wireline segment is comprised of several subsidiaries providing telecommunications services.  Through these subsidiaries, this segment provides regulated and unregulated voice services, dial-up and DSL internet access, and long distance access services throughout Shenandoah County and, since November 1, 2009, in portions of northwestern Augusta County, Virginia, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland.

(in thousands)	Three Months Ended March 31,		Change
	2010	2009	$	%

Segment operating revenues
Service revenue	$3,618	$3,448	$170	4.9
Access revenue	3,204	3,015	189	6.3
Facilities lease revenue	3,363	3,341	22	0.7
Equipment revenue	19	34	(15)	(44.1)
Other revenue	1,176	1,315	(139)	(10.6)
Total segment operating revenues	11,380	11,153	227	2.0
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	4,163	4,006	157	3.9
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,832	1,670	162	9.7
Depreciation and amortization	1,925	2,152	(227)	(10.5)
Total segment operating expenses	7,920	7,828	92	1.2
Segment operating income	$3,460	$3,325	$135	4.1

Operating revenues

Operating revenues increased $0.2 million overall in the first quarter of 2010 from the first quarter of 2009, principally due to $0.4 million in revenue from the North River subscribers acquired in late 2009, offset by a decrease in directory advertising revenue included in other revenue.

Operating expenses

Operating expenses overall increased $0.1 million, or 1.2%, as small increases in various cost of goods and selling general and administrative expenses, none individually significant, were largely offset by a reduction in depreciation expense.  The decrease in depreciation expense primarily resulted from circuit equipment that reached the end of its depreciable life in 2009, while the Company also extended the service lives of certain equipment relating to DSL service in late 2009, from 60 to 84 months.  Incremental expenses directly attributable to North River operations totaled $0.1 million, primarily in cost of goods and services.

Index

Cable Television

The Cable TV segment provides analog, digital and high-definition television signals under franchise agreements within Shenandoah County, Virginia, and since their acquisition on December 1, 2008, in various locales in West Virginia and in Alleghany County, Virginia.  As of March 31, 2010, it served 26,028 RGUs, up from 24,794 RGUs served as of March 31, 2009.  Since the acquisition, the Company has been working to upgrade the acquired systems, and has completed upgrades to 68% of the homes passed as of March 31, 2010, up from 64% at December 31, 2009.  The Company introduced expanded service offerings in the upgraded markets over the second half of 2009, and expects to complete upgrades early in the third quarter of 2010.  The Company introduced voice service in several upgraded markets just as the first quarter of 2010 ended, and expects to continue rolling out voice service to additional markets in the second and third quarters of 2010.

The Company anticipates closing on the acquisition of cable operations from JetBB during the third quarter of 2010.  Following the acquisition, these operations and the resulting revenues and expenses associated with them will be included in the Cable Television segment, and are expected to be significant relative to the historical Cable Television segment operating results.

(in thousands)	Three Months Ended March 31,		Change
	2010	2009	$	%

Segment operating revenues
Service revenue	$3,535	$3,606	$(71)	(2.0)
Equipment and other revenue	387	238	149	62.6
Total segment operating revenues	3,922	3,844	78	2.0

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	3,328	2,836	492	17.3
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,525	1,182	343	29.0
Depreciation and amortization	1,090	745	345	46.3
Total segment operating expenses	5,943	4,763	1,180	24.8
Segment operating loss	$(2,021)	$(919)	$(1,102)	(119.9)

Operating revenues and expenses

The cable operations acquired in 2008 generated $1.1 million of the change in segment operating loss shown above as the Company rebuilt the networks in order to launch new services.   Operating revenues of these acquired cable operations increased by $38 thousand.  During the fourth quarter of 2009, the Company sold several small systems that included approximately 1,754 revenue generating units, representing approximately $0.2 million in quarterly revenue.

Cost of goods and services increased due to programming costs, costs of repairs in un-upgraded markets, and service and install costs for new and upgraded services individually below capitalization thresholds.

Selling, general and administrative expenses included costs related to marketing programs for new service rollouts and commissions on door-to-door sales efforts to sign up new customers in upgraded markets.

Depreciation expense increased as a result of network and head-end upgrades placed in service in late 2009.

Operating expenses are expected to continue at elevated levels until all networks are upgraded by the third quarter of 2010, and for a period of time thereafter while marketing efforts continue in recently upgraded markets.

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

Sources and Uses of Cash. The Company generated $16.0 million of net cash from operations in the first three months of 2010, compared to $21.2 million in the first three months of 2009.  Net income (adjusted for the non-cash impairment charge on assets held for sale, net of tax effects) and a difference in timing of one weekly payment from Sprint generated the increase.

Indebtedness. As of March 31, 2010, the Company’s indebtedness totaled $31.8 million, with an annualized overall weighted average interest rate of approximately 4.60%.  The balance included $19.7 million at a variable rate of 2.85% that resets weekly, with the balance at a variety of fixed rates ranging from 6.67% to 8.05%.  As of March 31, 2010, the Company was in compliance with the covenants in its credit agreements.

The Company has the ability to borrow approximately $8.4 million as of March 31, 2010, under a revolving reducing credit facility established in 2004.  No balances are currently outstanding on this facility.

The Company entered into a $52 million delayed draw term loan in October, 2008, which was modified to extend the draw period, and shorten the re-payment period, in late 2009.  The Company has $32.3 million available on this facility as of March 31, 2010, and it may make draws against this facility through December 31, 2010.  Repayments under this facility begin on March 31, 2011, in 20 equal quarterly installments based upon the outstanding balance as of December 31, 2010.

The Company has no off-balance sheet arrangements (other than operating leases) and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

The Company is in the process of finalizing the terms of a debt facility to provide funding for the JetBB acquisition, repayment of most of the Company’s existing outstanding debt, and to provide funds to support planned capital spending and other corporate needs.   Based upon the current terms under discussion, the Company anticipates having significantly higher outstanding debt balances following the acquisition, with more restrictive debt covenants and higher annual principal repayment obligations.  The Company currently expects that these balances will bear a variable rate of interest initially.

Capital Commitments. Capital expenditures originally budgeted for 2010 for existing operations total approximately $41 million, a decrease of approximately $12 million from total capital expenditures for the full year of 2009.  Capital spending for 2010 will be more evenly spread amongst our three major segments at approximately $12 million to $13 million in each segment.  Capital spending may shift amongst these priorities as opportunities arise, and the Company is prepared to adjust spending in areas if market conditions change.  Following the closing on the acquisition of cable operations from JetBB, the Company anticipates increased capital spending to upgrade portions of the JetBB network, particularly related to headends and electronics associated with the cable plant.  The Company’s initial plans reflect an incremental $11 million in JetBB-related capital spending in 2010.  This estimate is subject to change depending on the timing of the close.

For the 2010 three month period, the Company spent $9.6 million on capital projects, compared to $9.1 million in the comparable 2009 period.  Spending related to Wireless projects accounted for $2.2 million in the first three months of 2010 for new and existing sites, while Wireline projects accounted for $2.7 million across a variety of projects, Cable TV for $3.9 million for plant and headend upgrades and additional set top boxes, and other projects totaling $0.8 million, largely related to information technology projects.

The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Company’s existing and in-process credit facilities will provide sufficient cash to enable the Company to fund the JetBB acquisition and planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next 12 months. Thereafter, capital expenditures will likely continue to be required to provide increased capacity to meet the Company’s expected growth in demand for its products and services and complete planned upgrades to the JetBB networks. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for its products and new market developments and opportunities.  The Company currently expects that it will fund its future capital expenditures primarily with cash on hand, from operations and from availability under the debt facility under negotiation, although there are events outside the control of the Company that could have an adverse impact on cash flows from operations.

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

Recently Issued Accounting Standards

There were no recently issued accounting standards, not adopted by the Company as of March 31, 2010, that are expected to have a material impact on the Company’s results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of March 31, 2010, the Company had $19.7 million of variable rate debt outstanding, bearing interest at a rate of 2.85% as determined by CoBank on a weekly basis. An increase in market interest rates of 1.00% would add approximately $197 thousand to annual interest expense; if and when fully drawn, a 1.00% increase in market interest rates would add $520 thousand to annual interest expense.  The remaining approximately $11.9 million of the Company’s outstanding debt has fixed rates through maturity.  Due to the relatively short time frame to maturity of this fixed rate debt, market value approximates carrying value of the fixed rate debt.

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

The third component of interest rate risk is marked increases in interest rates that may adversely affect the rate at which the Company may borrow funds for growth in the future.  Management does not believe that this risk is currently significant because the Company’s existing sources, and its commitments for future sources, of liquidity are adequate to provide cash for operations, payment of debt, funding of the purchase price of the anticipated Jet acquisition and near-term capital projects.

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

As of March 31, 2010, the Company has $6.6 million of cost and equity method investments.  Approximately $3.7 million was invested in privately held companies directly or through investments with portfolio managers.  Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested and an additional $0.3 million committed under contracts the Company has signed with portfolio managers.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934.  The Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Other Matters Relating to Internal Control Over Financial Reporting

Under the Company’s agreements with Sprint Nextel, Sprint Nextel provides the Company with billing, collections, customer care, certain network operations and other back office services for the PCS operation. As a result, Sprint Nextel remits to the Company approximately 64% of the Company’s total operating revenues.  Due to this relationship, the Company necessarily relies on Sprint Nextel to provide accurate, timely and sufficient data and information to properly record the Company’s revenues, and accounts receivable, which underlie a substantial portion of the Company’s periodic financial statements and other financial disclosures.

Information provided by Sprint Nextel includes reports regarding the subscriber accounts receivable in the Company’s markets.  Sprint Nextel provides the Company with monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level.  The Company reviews these various reports to identify discrepancies or errors.  Under the Company’s agreements with Sprint Nextel, the Company is entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 16.8% of revenue retained by Sprint Nextel.  Because of the Company’s reliance on Sprint Nextel for financial information, the Company must depend on Sprint Nextel to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint Nextel’s other Sprint PCS affiliate network partners.  To address this issue, Sprint Nextel engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70 (“SAS 70 reports”).  The report is provided to the Company on an annual basis and covers a nine-month period. The most recent report covers the period from January 1, 2009 to September 30, 2009.  The most recent report indicated there were no material issues which would adversely affect the information used to support the recording of the revenues provided by Sprint Nextel related to the Company’s relationship with them.

Index

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors

As previously discussed, our actual results could differ materially from our forward looking statements. There have been no material changes in the risk factors  from those described in Part 1, Item 1A of  the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In conjunction with exercises of stock options, the Company periodically repurchases shares from recipients to cover some of the exercise price of the options being exercised.  The following table provides information about the Company’s repurchases of shares during the three months ended March 31, 2010:

	Number of Shares Purchased	Average Price Paid per Share
January 1 to January 31	1	$18.09
February 1 to February 28	835	$17.97
March 1 to March 31	1,983	$18.86

Total	2,819	$18.60

ITEM 6.	Exhibits

(a) The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.43
Asset Purchase Agreement dated as of April 16, 2010, between JetBroadband VA, LLC, Helicon Cable Communications, LLC, JetBroadband WV, LLC, JetBroadband Holdings, LLC, Helicon Cable Holdings, LLC, Shentel Cable Company and Shenandoah Telecommunications Company, filed as Exhibit 10.43 to the Company’s Current Report on Form 8-K, dated April 16, 2010.

10.44
Addendum X dated March 15, 2010 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company.

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
(Registrant)

/s/Adele M. Skolits
Adele M. Skolits
Vice President - Finance and Chief Financial Officer
Date: May 7, 2010

Index

EXHIBIT INDEX

Exhibit No.	Exhibit

10.43
Asset Purchase Agreement dated as of April 16, 2010, between JetBroadband VA, LLC, Helicon Cable Communications, LLC, JetBroadband WV, LLC, JetBroadband Holdings, LLC, Helicon Cable Holdings, LLC, Shentel Cable Company and Shenandoah Telecommunications Company, filed as Exhibit 10.43 to the Company’s Current Report on Form 8-K, dated April 16, 2010.

10.44
Addendum X dated March 15, 2010 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.