Form 10-Q
period 2010-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2010-08-06
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐    No  ☒

The number of shares of the registrant’s common stock outstanding on July 21, 2010 was
23,737,761.

____________________

SHENANDOAH TELECOMMUNICATIONS COMPANY

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	June 30, 2010	December 31, 2009

Current Assets
Cash and cash equivalents	$26,504	$12,054
Accounts receivable, net	17,183	15,058
Income taxes receivable	-	5,531
Materials and supplies	5,391	6,062
Prepaid expenses and other	2,947	2,504
Assets held for sale	10,611	10,810
Deferred income taxes	-	616
Total current assets	62,636	52,635

Investments, including $2,009 and $1,990 carried at fair value	8,657	8,705

Property, Plant and Equipment
Plant in service	382,563	373,111
Plant under construction	17,826	9,116
	400,389	382,227
Less accumulated amortization and depreciation	195,668	179,925
Net property, plant and equipment	204,721	202,302

Other Assets
Intangible assets, net	2,202	2,417
Cost in excess of net assets of businesses acquired	4,418	4,418
Deferred charges and other assets, net	1,296	1,248
Net other assets	7,916	8,083
Total assets	$283,930	$271,725

See accompanying notes to unaudited condensed consolidated financial statements.

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	June 30, 2010	December 31, 2009

Current Liabilities
Current maturities of long-term debt	$6,616	$4,561
Accounts payable	4,759	8,804
Advanced billings and customer deposits	6,656	6,349
Accrued compensation	2,469	1,003
Income taxes payable	954	-
Liabilities held for sale	888	858
Deferred income taxes	674	-
Accrued liabilities and other	2,737	3,053
Total current liabilities	25,753	24,628

Long-term debt, less current maturities	24,085	28,399

Other Long-Term Liabilities
Deferred income taxes	30,101	29,649
Deferred lease payable	3,518	3,351
Asset retirement obligations	6,100	5,966
Other liabilities	4,023	4,060
Total other liabilities	43,742	43,026

Commitments and Contingencies

Shareholders’ Equity
Common stock	18,793	17,890
Retained earnings	171,557	160,230
Accumulated other comprehensive loss, net of tax	-	(2,448)
Total shareholders’ equity	190,350	175,672

Total liabilities and shareholders’ equity	$283,930	$271,725

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Operating revenues	$42,286	$40,140	$83,799	$80,241

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	15,316	13,044	29,230	25,749
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	10,804	7,348	18,577	14,878
Depreciation and amortization	8,398	8,111	16,724	15,965
Total operating expenses	34,518	28,503	64,531	56,592
Operating income	7,768	11,637	19,268	23,649

Other income (expense):
Interest expense	(266)	(405)	(576)	(935)
Gain (loss) on investments, net	(76)	223	(142)	(404)
Non-operating income, net	182	188	269	355
Income from continuing operations before income taxes	7,608	11,643	18,819	22,665

Income tax expense	3,108	4,828	7,749	9,693
Net income from continuing operations	4,500	6,815	11,070	12,972
Earnings (loss) from discontinued operations, net of tax (expense) benefit of $(47), $(363), $(166) and $6,391, respectively	72	(75)	257	(10,445)
Net income	$4,572	$6,740	$11,327	$2,527

Basic and diluted income (loss) per share:

Net income from continuing operations	$0.19	$0.29	$0.47	$0.55
Net earnings (loss) from discontinued operations	-	-	0.01	(0.44)
Net income	$0.19	$0.29	$0.48	$0.11

Weighted average shares outstanding, basic	23,738	23,637	23,718	23,629

Weighted average shares, diluted	23,781	23,732	23,757	23,715

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2008	23,605	$16,139	$152,706	$(2,533)	$166,312
Comprehensive income:
Net income	-	-	15,092	-	15,092
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	-	-	-	55	55
Net unrealized loss from pension plans, net of tax	-	-	-	30	30
Total comprehensive income					15,177
Dividends declared ($0.32 per share)	-	-	(7,568)	-	(7,568)
Dividends reinvested in common stock	32	560	-	-	560
Stock-based compensation	-	676	-	-	676
Conversion of liability classified awards to equity classified awards	-	85	-	-	85
Common stock issued through exercise of incentive stock options	44	367	-	-	367
Net excess tax benefit from stock options exercised	-	63	-	-	63

Balance, December 31, 2009	23,681	$17,890	$160,230	$(2,448)	$175,672
Comprehensive income:
Net income	-	-	11,327	-	11,327
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	-	-	-	2,596	2,596
Net unrealized loss from pension plan, net of tax	-	-	-	(148)	(148)
Total comprehensive income					13,775
Stock-based compensation	-	279	-	-	279
Common stock issued through exercise of incentive stock options	57	554	-	-	554
Net excess tax benefit from stock options exercised	-	70	-	-	70

Balance, June 30, 2010	23,738	$18,793	$171,557	$-	$190,350

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2010	2009

Cash Flows From Operating Activities
Net income	$11,327	$2,527
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment on assets held for sale	-	17,545
Depreciation	16,503	15,676
Amortization	221	289
Provision for bad debt	366	276
Stock based compensation expense	279	296
Pension settlement and curtailment expenses	3,964	-
Excess tax benefits on stock option exercises	(70)	(58)
Deferred income taxes	204	(6,453)
Net loss on disposal of equipment	158	285
Realized loss on disposal of investments	147	188
Unrealized (gains) losses on investments	(94)	(307)
Net (gain) loss from patronage and equity investments	15	422
Other	61	1,978
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,320)	(778)
Materials and supplies	671	1,801
Income taxes receivable	5,531	7,366
Increase (decrease) in:
Accounts payable	(3,853)	1,225
Income taxes payable	954	2,308
Deferred lease payable	165	64
Other prepaids, deferrals and accruals	891	(18)

Net cash provided by operating activities	$35,120	$44,632

Cash Flows From Investing Activities
Purchase and construction of property, plant and equipment	$(19,264)	$(25,506)
Proceeds from sale of equipment	249	66
Purchase of investment securities	(66)	(331)
Proceeds from sale of investment securities	46	10

Net cash used in investing activities	$(19,035)	$(25,761)

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2010	2009

Cash Flows From Financing Activities
Principal payments on long-term debt	$(2,259)	$(13,180)
Amounts borrowed under debt agreements	-	2,000
Excess tax benefits on stock option exercises	70	58
Proceeds from exercise of incentive stock options	554	277

Net cash used in financing activities	$(1,635)	$(10,845)

Net increase in cash and cash equivalents	$14,450	$8,026

Cash and cash equivalents:
Beginning	12,054	5,240
Ending	$26,504	$13,266

Supplemental Disclosures of Cash Flow Information
Cash payments for:

Interest	$752	$1,017

Income taxes	$1,189	$189

During the six months ended June 30, 2010 and 2009, the Company utilized $75 and $5,054, respectively, of vendor credits receivable to reduce cash paid for acquisitions of property, plant and equipment.

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

In connection with the preparation of the Company’s first quarter 2009 financial statements, the Company determined that the fair value of Converged Services had declined from earlier estimates.  Accordingly, the Company recorded an impairment loss of $17.5 million ($10.7 million, net of taxes) to reduce the carrying value of these assets to their estimated fair value less cost to sell as of March 31, 2009.  At June 30, 2010, negotiations to complete the sale continue, and there has been no change in the estimated fair value of the assets.

Assets and liabilities held for sale consisted of the following:

	June 30, 2010	December 31, 2009
Assets held for sale:
Property, plant and equipment, net	$7,508	$7,484
Intangible assets, net	868	868
Deferred charges	1,610	1,628
Other assets	625	830
	$10,611	$10,810
Liabilities:
Other liabilities	$888	$858

Discontinued operations included the following amounts of operating revenue and income (loss) before income taxes:

	Three Months Ended June 30,
	2010	2009
Operating revenues	$3,255	$3,354
Earnings before income taxes	$119	$288

	Six Months Ended June 30,
	2010	2009
Operating revenues	$6,702	$6,910
Earnings (loss) before income taxes	$423	$(16,836)

4.  Basic net income (loss) per share was computed on the weighted average number of shares outstanding.  Diluted net income (loss) per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period for all dilutive stock options.  All outstanding non-vested share and share option grants (totaling 55 thousand non-vested shares, and 215 thousand share options, outstanding at June 30, 2010) made during 2007 through 2009 were anti-dilutive for all periods presented.  Non-vested share and share option grants made in 2003 and 2010 (41 thousand non-vested shares and 129 thousand share options outstanding at June 30, 2010) were slightly dilutive.  There were no adjustments to net income for any period.

Index

5.  Investments include $2.0 million of investments carried at fair value as of June 30, 2010 and December 31, 2009, consisting of equity, bond and money market mutual funds.  These investments are held under a rabbi trust arrangement related to a non-qualified supplemental retirement plan maintained by the Company.  During the three months ended June 30, 2010, the Company contributed $23 thousand to the trust, recognized $3 thousand in net gains on dispositions of investments, recognized $1 thousand in dividend and interest income from investments, and recognized net unrealized losses of $103 thousand on these investments.  During the six months ended June 30, 2010, the Company contributed $63 thousand to the trust, recognized $8 thousand in net losses on dispositions of investments, recognized $8 thousand in dividend and interest income from investments, and recognized net unrealized losses of $44 thousand on these investments.  Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds.

6.  During the second quarter of 2010, the Company completed the settlement of its defined benefit pension plan following the receipt of a favorable tax determination letter from the Internal Revenue Service in February, 2010.  The Company purchased non-participating annuities to provide benefits to retirees, and distributed vested balances (in the form of lump sum cash outs and rollovers to qualified retirement accounts, including Individual Retirement Accounts and the Company’s 401(k) plan) to active employees and other participants.  In order to complete the settlement, the Company contributed $977 thousand during June 2010 to fully fund the pension obligations, and recognized $3.6 million of pension expense.  As of June 30, 2010, there are no remaining assets or liabilities of the Company’s qualified pension plan.

During the second quarter of 2010, the Company curtailed future participation in the Company’s Supplemental Executive Retirement Plan (“SERP”).  Current participants may remain in the SERP and will continue to vest and earn returns on invested balances, but the Company will make no further contributions to the SERP and no new participants will be eligible to join the SERP.  The Company recognized a curtailment loss of $666 thousand consisting of actuarial losses previously recorded in other comprehensive income.

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

The Cable TV segment provides cable television services in Virginia and West Virginia.

Index

Selected financial data for each segment is as follows:

Three months ended June 30, 2010

(In thousands)

	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$26,264	$3,623	$3,601	$-	$-	$33,488
Other	3,008	5,399	391	-	-	8,798
Total external revenues	29,272	9,022	3,992	-	-	42,286
Internal revenues	759	3,435	14	-	(4,208)	-
Total operating revenues	30,031	12,457	4,006	-	(4,208)	42,286

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	9,993	4,594	4,400	65	(3,736)	15,316
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,820	3,334	2,219	903	(472)	10,804
Depreciation and amortization	5,287	1,935	1,109	67	-	8,398
Total operating expenses(1)	20,100	9,863	7,728	1,035	(4,208)	34,518
Operating income (loss)	9,931	2,594	(3,722)	(1,035)	-	7,768

Interest expense	(52)	(58)	(49)	(413)	306	(266)
Non-operating income (expense)	(15)	(10)	(13)	450	(306)	106
Income (loss) from continuing operations before income taxes	9,864	2,526	(3,784)	(998)	-	7,608
Income taxes	(4,070)	(963)	1,443	482	-	(3,108)
Net income (loss) from continuing operations	$5,794	$1,563	$(2,341)	$(516)	$-	$4,500

Three months ended June 30, 2009

(In thousands)

	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$25,701	$3,324	$3,549	$-	$-	$32,574
Other	2,712	4,590	264	-	-	7,566
Total external revenues	28,413	7,914	3,813	-	-	40,140
Internal revenues	647	3,059	8	-	(3,714)	-
Total operating revenues	29,060	10,973	3,821	-	(3,714)	40,140

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	8,904	4,212	3,089	86	(3,247)	13,044
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	3,948	1,770	1,275	822	(467)	7,348
Depreciation and amortization	4,971	2,183	874	83	-	8,111
Total operating expenses	17,823	8,165	5,238	991	(3,714)	28,503
Operating income (loss)	11,237	2,808	(1,417)	(991)	-	11,637

Interest expense	(54)	(60)	(54)	(561)	324	(405)
Non-operating income (expense)	91	121	33	490	(324)	411
Income (loss) from continuing operations before income taxes	11,274	2,869	(1,438)	(1,062)	-	11,643
Income taxes	(4,667)	(1,081)	549	371	-	(4,828)
Net income (loss) from continuing operations	$6,607	$1,788	$(889)	$(691)	$-	$6,815

(1)
Total operating expenses for the three months ended June 30, 2010 includes $3.8 million of expense, pre-tax, resulting from the settlement of the qualified pension plan and curtailment of the SERP during the second quarter of 2010.

Index

Six months ended June 30, 2010

(In thousands)

	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$52,791	$7,000	$7,136	$-	$-	$66,927
Other	5,968	10,136	768	-	-	16,872
Total external revenues	58,759	17,136	7,904	-	-	83,799
Internal revenues	1,505	6,701	24	-	(8,230)	-
Total operating revenues	60,264	23,837	7,928	-	(8,230)	83,799

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	19,871	8,757	7,728	133	(7,259)	29,230
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	8,923	5,166	3,744	1,715	(971)	18,577
Depreciation and amortization	10,525	3,860	2,199	140	-	16,724
Total operating expenses (1)	39,319	17,783	13,671	1,988	(8,230)	64,531
Operating income (loss)	20,945	6,054	(5,743)	(1,988)	-	19,268

Interest expense	(106)	(116)	(121)	(881)	648	(576)
Non-operating income (expense)	32	8	(3)	738	(648)	127
Income (loss) from continuing operations before income taxes	20,871	5,946	(5,867)	(2,131)	-	18,819
Income taxes	(8,605)	(2,264)	2,236	884	-	(7,749)
Net income (loss) from continuing operations	$12,266	$3,682	$(3,631)	$(1,247)	$-	$11,070

Six months ended June 30, 2009

(In thousands)

	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$51,061	$6,589	$7,155	$-	$-	$64,805
Other	5,534	9,408	494	-	-	15,436
Total external revenues	56,595	15,997	7,649	-	-	80,241
Internal revenues	1,269	6,128	16	-	(7,413)	-
Total operating revenues	57,864	22,125	7,665	-	(7,413)	80,241

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	17,939	8,218	5,926	151	(6,485)	25,749
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	8,115	3,439	2,457	1,795	(928)	14,878
Depreciation and amortization	9,843	4,334	1,619	169	-	15,965
Total operating expenses	35,897	15,991	10,002	2,115	(7,413)	56,592
Operating income (loss)	21,967	6,134	(2,337)	(2,115)	-	23,649

Interest expense	(167)	(124)	(91)	(1,177)	624	(935)
Non-operating income (expense)	68	102	20	385	(624)	(49)
Income (loss) from continuing operations before income taxes	21,868	6,112	(2,408)	(2,907)	-	22,665
Income taxes	(9,065)	(2,310)	916	766	-	(9,693)
Net income (loss) from continuing operations	$12,803	$3,802	$(1,492)	$(2,141)	$-	$12,972

(1)
Total operating expenses for the six months ended June 30, 2010 includes $3.8 million of expense, pre-tax, resulting from the settlement of the qualified pension plan and curtailment of the SERP during the second quarter of 2010.

Index

The Company’s assets by segment are as follows:

(In thousands)

	June 30, 2010	December 31, 2009

Wireless	$130,006	$146,228
Wireline	75,432	80,668
Cable TV	43,129	20,240
Other (includes assets held for sale)	212,237	172,069
Combined totals	460,804	419,205
Inter-segment eliminations	(176,874)	(147,480)
Consolidated totals	$283,930	$271,725

9. The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2005 are no longer subject to examination.  No state or federal income tax audits were in process as of June 30, 2010.

10.  On July 8, 2010, the Company announced that it had amended its Management Agreement with Sprint Nextel Corporation to allow the Company to begin selling Sprint Nextel’s Boost and Virgin Mobile prepaid wireless plans in its territory.  The Company also purchased from Sprint Nextel the right to receive a share of revenues from approximately 50,000 Virgin Mobile prepaid wireless subscribers currently receiving service in its territory for $138 per subscriber.

On July 30, 2010, the Company completed its previously announced acquisition of the cable operations of JetBroadBand Holdings, LLC (“JetBroadBand”) for $148 million in cash less working capital adjustments.  The purchase price was financed by a credit facility arranged by CoBank, ACB.  The Company will include these operations for financial reporting purposes for periods subsequent to the acquisition.

Following are the unaudited pro forma results of the Company for the three and six months ended June 30, 2010 and 2009 as if the acquisition of JetBroadBand had occurred on January 1, 2009, in millions:

	Three Months Ended June 30,
	2010	2009
Operating revenues	$53.9	$51.3
Earnings before income taxes	$8.1	$11.9

	Six Months Ended June 30,
	2010	2009
Operating revenues	$106.9	$102.3
Earnings before income taxes	$19.9	$23.0

The pro forma disclosures shown above are based upon estimated preliminary valuations of the assets acquired and liabilities assumed as well as preliminary estimates of depreciation and amortization charges thereon, that may differ from the final fair values of the acquired assets and assumed liabilities and the resulting depreciation and amortization charges thereon.  They should not be construed as representative of actual results that might have been reported had the acquisition actually occurred at January 1, 2009.

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

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries.  These subsidiaries provide wireless personal communications services (as a Sprint PCS Affiliate of Sprint Nextel) and local exchange telephone services, as well as cable television, video, Internet and data services, long distance, fiber optics facilities, and leased tower facilities. The Company has the following three reporting segments, which it operates and manages as strategic business units organized by lines of business:

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

*	The Cable Television segment provides cable television services in Virginia and West Virginia.

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

In connection with the preparation of the Company’s first quarter 2009 financial statements, the Company determined that the fair value of Converged Services had declined from earlier estimates.  Accordingly, the Company recorded an impairment loss of $17.5 million ($10.7 million, net of taxes) to reduce the carrying value of these assets to their estimated fair value less cost to sell as of March 31, 2009.    At June 30, 2010, negotiations to complete the sale continue, and there has been no change in the estimated fair value of the assets.

Index

During the second quarter of 2010, the Company completed the settlement of its defined benefit pension plan following the receipt of a favorable tax determination letter in February, 2010.  In order to complete the settlement, the Company contributed $977 thousand during June 2010 to fully fund the pension obligations, and recognized $3.6 million of pension expense from other comprehensive income.  During the second quarter of 2010, the Company also curtailed future participation in the Company’s SERP.  Current participants may remain in the SERP and will continue to earn returns on invested balances, but the Company will make no further contributions to the SERP and no new participants will be eligible to join the SERP.  As a result of the curtailment, the Company recognized a curtailment loss of $666 thousand, consisting of actuarial losses previously recorded in other comprehensive income.

Acquisition of Virgin Mobile Customers and Initiation of Prepaid Wireless Sales

On July 8, 2010, the Company acquired the right to receive a share of revenues from approximately 50,000 Virgin Mobile customers in our service area, and effective July 11, 2010, the Company began selling Virgin Mobile and Boost prepaid products and services.  Based upon the initial subscriber base acquired, the Company expects to recognize approximately $0.9 million in monthly revenue and approximately $0.3 million in monthly expenses related to prepaid customers.  The Company will also recognize amortization on the $6.9 million capitalized purchase price of the acquired contract for the 50,000 acquired Virgin Mobile subscribers.  The amortization of the contract costs will approximate the life of the customers acquired, gradually decreasing over the expected four year life of this asset.  In future periods, the Company expects to incur significant costs of acquisition (including handset subsidies, commissions, and other sales and marketing costs) in the month of a new customer activation.   New customers are expected to generate net income over the course of their service.  Due to expensing all costs of acquisition in the month of acquisition, the Company expects that the sale of prepaid products and services will have a net negative impact on operating results for the remainder of 2010 and possibly beyond.

Acquisition of JetBroadBand

On April 16, 2010, the Company announced that it had signed an asset purchase agreement to purchase the cable operations of JetBroadBand for $148 million in cash, subject to certain adjustments.  On July 30, 2010, the Company completed this acquisition.  The acquired cable operations offer video, high speed Internet and voice services representing approximately 66,000 revenue generating units in southern Virginia and southern West Virginia.  The acquired networks pass approximately 115,000 homes.  The acquired cable operations’ operating results will be included in the Company’s Cable Television segment significantly impacting that segment’s operating revenues and expenses in subsequent periods.  Various fees and other expenses associated with the acquisition will impact the Company’s operating expenses through the date of the acquisition.

The acquisition of JetBroadBand is consistent with the Company’s business strategy which focuses on meeting the growing demand for broadband services, and the advantages of cable systems in providing broadband services.  The fiber/coax network of a cable system is technically superior and more cost effective at delivering voice, video and data, than is the fiber/twisted pair network of a telephone company.  Our primary competitors in the areas JetBroadBand serves will be the incumbent telephone companies.  With our focus on providing quality service, we are confident that we will be able to effectively compete for market share.

JetBroadBand operates in southern Virginia and southern West Virginia, a close geographic fit with our existing markets and only a few hours away from our executive offices in Edinburg, Virginia.  The integration of the Rapid Communications acquisition has gone very well and we are now meeting and exceeding our growth expectations.  By combining our management team’s experience in upgrading the Rapid Communications markets with the financial resources we’ve obtained on attractive terms, we believe we can accelerate growth in the JetBroadBand markets.

This acquisition provides further diversification of our revenues and provides scale to our cable operations .  We are optimistic about the growth opportunities in cable, but our current cable operations are not of an adequate size, and do not enjoy the margins benefitting larger operators. The acquisition will help improve the economies of scale of our cable business, and will allow us to leverage our management team, back office systems and assets, helping to maximize the investment return.  The current JetBroadBand penetration levels of services per homes passed are lower than industry norms.  Reaching industry average penetration levels alone presents a significant opportunity for growth.  The acquisition of JetBroadBand is expected to cause a downward trend in net income in the next few years, with the biggest negative impact most likely being in 2011 as the first full year of operation.  Subsequently, 2012 and beyond is when we expect to begin to realize the long term positive impact on our results.

Index

Results of Operations

Consolidated Results for the Three Months Ended June 30, 2010

The Company’s consolidated results from continuing operations for the second quarter of 2010 and 2009 are summarized as follows:

(in thousands)	Three Months Ended June 30,		Change
	2010	2009	$	%

Operating revenues	$42,286	$40,140	$2,146	5.3
Operating expenses	34,518	28,503	6,015	21.1
Operating income	7,768	11,637	(3,869)	(33.2)

Other income (expense)	(160)	6	(166)	n/m
Income tax expense	3,108	4,828	(1,720)	(35.6)
Net income from continuing operations	$4,500	$6,815	$(2,315)	(34.0)

Operating revenues

For the three months ended June 30, 2010, operating revenues increased $2.1 million, or 5.3%, primarily due to increased revenue in the Wireless and Wireline segments. Wireless revenues increased $1.0 million, while Wireline revenues increased $1.5 million. The increase in Wireline revenues included an adjustment of $1.0 million related to re-calculated settlements due from NECA recorded in the second quarter of 2010, including $0.7 million relating to 2008 and 2009 and $0.1 million related to the first quarter of 2010.

Operating expenses

For the three months ended June 30, 2010, operating expenses increased $6.0 million, or 21.1%, compared to the 2009 period.  Expenses recognized in connection with the final settlement of the Company’s defined benefit pension plan, and the curtailment loss associated with the Company’s SERP plan, totaled $3.8 million during the second quarter of 2010.  The incremental costs of the Shentel Cable operations accounted for $1.2 million of the year over year increase, while legal costs associated with the JetBroadBand acquisition totaled $0.2 million during the second quarter of 2010.  All other operating expenses increased $0.8 million, net, in the second quarter of 2010, compared to the second quarter of 2009.

Income tax expense

The Company’s effective tax rate on income from continuing operations decreased from 41.5% in the second quarter of 2009 to 40.8% in the second quarter of 2010 due to the cost of the final settlement of a tax issue recognized in the second quarter of 2009.

Net income from continuing operations

For the three months ended June 30, 2010, net income from continuing operations decreased $2.3 million, principally due to the $2.3 million after-tax effects of the pension related charges included in continuing operations as described above.

Index

Consolidated Results for the Six Months Ended June 30, 2010

The Company’s consolidated results from continuing operations for the first six months of 2010 and 2009 are summarized as follows:

(in thousands)	Six Months Ended June 30,		Change
	2010	2009	$	%

Operating revenues	$83,799	$80,241	$3,558	4.4
Operating expenses	64,531	56,592	7,939	14.0
Operating income	19,268	23,649	(4,381)	(18.5)

Other income (expense)	(449)	(984)	535	54.4
Income tax expense	7,749	9,693	(1,944)	(20.0)
Net income from continuing operations	$11,070	$12,972	$(1,902)	(14.7)

Operating revenues

For the six months ended June 30, 2010, operating revenues increased $3.6 million, or 4.4%, primarily due to increased revenue in the Wireless segment. Wireless revenues increased $2.4 million, or 4.1%, while Wireline revenues increased $1.7 million.  The increase in Wireline revenues included an adjustment of $1.0 million related to re-calculated settlements due from NECA recorded in the second quarter of 2010, including $0.7 million related to 2008 and 2009.

Operating expenses

For the six months ended June 30, 2010, operating expenses increased $7.9 million, or 14.0%, compared to the 2009 period.  Expenses recognized in connection with the final settlement of the Company’s defined benefit pension plan, and the curtailment loss associated with the Company’s SERP plan, totaled $3.8 million during the second quarter of 2010.  The incremental costs of the Shentel Cable operations accounted for $2.5 million of the year over year increase, while legal costs associated with the JetBroadBand acquisition totaled $0.2 million during 2010.  All other operating expenses increased $1.4 million, net, in the first half of 2010, compared to the first half of 2009.

Other income (expense)

The reduced expense principally reflects lower interest expense, down $0.4 million on lower outstanding balances.

Income tax expense

The Company’s effective tax rate on income from continuing operations decreased from 42.8% in the first six months of 2009 to 41.2% in the first six months of 2010 due primarily to non-recurring adjustments recognized in the 2009 period.

Net income from continuing operations

For the six months ended June 30, 2010, net income from continuing operations decreased $1.9 million, principally due to the $2.3 million after-tax effects of the pension related charges described above, combined with lower interest expenses in 2010 and tax-related adjustments booked in 2009.

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

PCS receives revenues from Sprint Nextel for subscribers that obtain service in PCS’s network coverage area.  PCS relies on Sprint Nextel to provide timely, accurate and complete information to record the appropriate revenue for each financial period.  Revenues received from Sprint Nextel are recorded net of fees, as defined, retained by Sprint Nextel.  Through May 31, 2010, such fees totaled 16.8% of net billed revenue; effective June 1, 2010, the net service fee component increased from 8.8% to 12.0%, bringing the total fee retained by Sprint Nextel to 20%.  The fee increase will result in Sprint Nextel retaining an additional $0.3 million of revenue per month at current levels of revenue.

The following tables show selected operating statistics of the Wireless segment as of the dates shown:

	As of		As of
	June 30,	Dec. 31,	June 30,	Dec. 31,
	2010	2009	2009	2008

Retail PCS Subscribers	227,437	222,818	216,067	211,462
PCS Market POPS (000) (1)	2,337	2,327	2,324	2,310
PCS Covered POPS (000) (1)	2,046	2,033	1,967	1,931
CDMA Base Stations (sites)	483	476	432	411
EVDO-enabled sites	346	334	278	211
EVDO Covered POPS (000) (1)	1,959	1,940	1,858	1,663
Towers	142	140	115	118
Non-affiliate cell site leases	210	196	185	183

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Net PCS Subscriber Additions	2,911	3,013	4,619	4,605
PCS Average Monthly Retail Churn % (2)	1.66%	2.07%	1.79%	2.11%

1)
POPS refers to the estimated population of a given geographic area and is based on information purchased from third party sources.  Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the network’s service area.

2)	PCS Average Monthly Retail Churn is the average of the monthly subscriber turnover, or churn, calculations for the period.

Index

Operating Results for the Three Months Ended June 30, 2010

(in thousands)	Three Months Ended June 30,		Change
	2010	2009	$	%

Segment operating revenues
Wireless service revenue	$26,264	$25,701	$563	2.2
Tower lease revenue	2,006	1,755	251	14.3
Equipment revenue	1,287	1,169	118	10.1
Other revenue	474	435	39	9.0
Total segment operating revenues	30,031	29,060	971	3.3
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	9,993	8,904	1,089	12.2
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,820	3,948	872	22.1
Depreciation and amortization	5,287	4,971	316	6.4
Total segment operating expenses	20,100	17,823	2,277	12.8
Segment operating income	$9,931	$11,237	$(1,306)	(11.6)

Operating revenues

Wireless service revenue increased $0.6 million, or 2.2%, for the three months ended June 30, 2010, compared to the comparable 2009 period.  Average subscribers increased 5.5% in the current quarter compared to the 2009 second quarter.  Billed revenue per user has declined due to an increase in all-inclusive plans, which reduce revenue from higher usage customers, and to increased additions of second phones, such as to a family plan, at lower revenue than the primary phone.  Total credits against gross billed revenue, including fees retained by Sprint Nextel and bad debt write-offs, increased $0.9 million from the second quarter of 2009.   Fees retained by Sprint Nextel increased by $0.5 million, or 9.6%, while bad debt write-offs declined by $0.2 million, or 11.7%.  The increase in fees retained by Sprint Nextel was primarily due to the increase in the net service fee to 12% from 8.8% effective June 1, 2010, as described more fully below.

In March 2007, the Company and Sprint Nextel amended the Management Agreement to simplify the method that the companies used to settle certain revenues and expenses between them.  The revenues and expenses for 2006 were used as the basis for the calculation.  For 2006, the ratio of net expense due Sprint Nextel for each net revenue dollar (net of credits and bad debt) generated by the Company’s wireless customers was 8.8%, known as the Net Service Fee.  The Net Service Fee percentage was applied to future net revenues to compensate Sprint Nextel for the net expenses due.  The amendment allowed either party to annually request a review of the Net Service Fee, with the percentage needing to change by 100 basis points or more in either direction before there would be a change in the Net Service Fee, with the maximum Net Service Fee not exceeding 12%.

In the second quarter of 2010, Sprint Nextel for the first time exercised their option to review the Net Service Fee percentage.  Upon review, the actual rate would have exceeded the 12% maximum Net Service Fee percentage for the past few years, therefore Sprint Nextel informed the Company, that effective June 2010, the Net Service Fee would be 12%, the maximum allowed by contract.  The Net Service Fee will remain at 12% until either party requests a review and the review determines that the underlying costs have changed, causing the Fee percentage to drop 100 basis points or more.  This increase is expected to reduce revenues by approximately $0.3 million per month, or nearly $4 million annually, at current levels of revenue.

The increase in tower lease revenue resulted primarily from additional cell site leases.

In March, 2010, PCS signed Addendum X to the Sprint PCS Management Agreement that allows PCS to sell 3G/4G datacards in our territory, with the expectation that PCS would be able to sell 3G/4G handsets when they became available later in 2010.  In May 2010, 4G services became available in portions of the Harrisburg and York, Pennsylvania, areas of the Company’s PCS territory.

Index

In July 2010, PCS signed Addendum XI allowing PCS to provide prepaid wireless services beginning July 1, 2010.

Cost of goods and services

Cost of goods and services increased $1.1 million, or 12.2%, in the 2010 second quarter from the second quarter of 2009.   Costs of the expanded network coverage and roll-out of EVDO coverage resulted in a $0.8 million increase in network costs including rent for additional tower and co-location sites, power and backhaul line costs.  Approximately $0.2 million of pension charges were also allocated to network and maintenance costs in the Wireless segment in 2010.

Selling, general and administrative

Selling, general and administrative expenses increased $0.9 million, or 22.1%, in the second quarter of 2010 versus the 2009 second quarter, principally due to $0.8 million in allocated pension charges.

Depreciation and amortization

Depreciation and amortization increased $0.3 million in 2010 over the 2009 second quarter, due to capital projects for EVDO capability and new towers and cell sites placed in service during the second half of 2009.  Depreciation is expected to continue to increase for the remainder of 2010 as a result of the full-year impact of additional towers, cell sites, and EVDO capability brought on-line during late 2009, and as a result of amortization of the $6.9 million of acquired prepaid customer contracts.

Operating Results for the Six Months Ended June 30, 2010

(in thousands)	Six Months Ended June 30,		Change
	2010	2009	$	%

Segment operating revenues
Wireless service revenue	$52,791	$51,061	$1,730	3.4
Tower lease revenue	3,954	3,456	498	14.4
Equipment revenue	2,505	2,439	66	2.7
Other revenue	1,014	908	106	11.7
Total segment operating revenues	60,264	57,864	2,400	4.1
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	19,871	17,939	1,932	10.8
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	8,923	8,115	808	10.0
Depreciation and amortization	10,525	9,843	682	6.9
Total segment operating expenses	39,319	35,897	3,422	9.5
Segment operating income	$20,945	$21,967	$(1,022)	(4.7)

Operating revenues

Wireless service revenue increased $1.7 million, or 3.4%, for the six months ended June 30, 2010, compared to the comparable 2009 period.  Average subscribers increased 5.4% in the first half of 2010 compared to the 2009 first half.  Billed revenue per user has declined due to an increase in all-inclusive plans, which reduce revenue from higher usage customers, and to increased additions of second phones, such as to a family plan, at lower revenue than the primary phone.  Total credits against gross billed revenue, including fees retained by Sprint Nextel and bad debt write-offs, increased $0.7 million, or 3.2%, from the first half of 2009.   Fees retained by Sprint Nextel increased by $0.7 million, or 7.0%, while bad debt write-offs declined by $0.5 million, or 14.3%.  Nearly half of the increase in fees retained by Sprint Nextel resulted from Sprint Nextel’s decision to exercise its right to adjust the net service fee from 8.8% to 12.0% effective June 1, 2010; this increase will reduce wireless service revenue by approximately $1.0 million per quarter at current revenue levels.

Index

The increase in tower lease revenue resulted primarily from additional cell site leases.

Cost of goods and services

Cost of goods and services increased $1.9 million, or 10.8%, in 2010 from the first half of 2009.   Costs of the expanded network coverage and roll-out of EVDO coverage resulted in a $1.4 million increase in network costs including rent for additional tower and co-location sites, power and backhaul line costs.  Allocated pension costs totaled $0.2 million in the 2010 period.

Network costs are expected to continue to increase for the remainder of 2010 as a result of the full-year impact of additional EVDO sites brought on-line during 2009.

Selling, general and administrative

The $0.8 million increase in selling, general and administrative expense in 2010 over 2009 resulted from allocated pension charges.

Depreciation and amortization

Depreciation and amortization increased $0.7 million in 2010 over the 2009 six months, due to capital projects for EVDO capability and new towers and cell sites placed in service during 2009.  Depreciation is expected to continue to increase for the remainder of 2010 as a result of the full-year impact of additional towers, cell sites, and EVDO capability brought on-line during 2009, and as a result of amortization of the $6.9 million of acquired prepaid customer contracts.

Wireline

The Wireline segment is comprised of several subsidiaries providing telecommunications services.  Through these subsidiaries, this segment provides regulated and unregulated voice services, dial-up and DSL internet access, and long distance access services throughout Shenandoah County and, since November 1, 2009, in portions of northwestern Augusta County, Virginia.  The Wireline segment leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland.

The following table shows selected operating statistics of the Wireline segment as of the dates shown:

	June 30, 2010	Dec. 31, 2009	June 30, 2009	Dec. 31, 2008

Telephone Access Lines	24,040	24,358	23,739	24,042
Long Distance Subscribers	11,713	10,851	10,769	10,842
Total Fiber Miles	72,818	58,705	50,593	50,593
Fiber Route Miles	1,684	1,558	1,109	1,109
DSL Subscribers	11,670	10,985	10,526	9,918
Dial-up Internet Subscribers	2,677	3,359	4,417	4,866

Index

Operating Results for the Three Months Ended June 30, 2010

(in thousands)	Three Months Ended June 30,		Change
	2010	2009	$	%

Segment operating revenues
Service revenue	$3,859	$3,524	$335	9.5
Access revenue	3,657	2,795	862	30.8
Facilities lease revenue	3,742	3,251	491	15.1
Equipment revenue	10	53	(43)	(81.1)
Other revenue	1,189	1,350	(161)	(11.9)
Total segment operating revenues	12,457	10,973	1,484	13.5
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	4,594	4,212	382	9.1
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	3,334	1,770	1,564	88.4
Depreciation and amortization	1,935	2,183	(248)	(11.4)
Total segment operating expenses	9,863	8,165	1,698	20.8
Segment operating income	$2,594	$2,808	$(214)	(7.6)

Operating revenues

Operating revenues increased $1.5 million overall in the second quarter of 2010 from the second quarter of 2009.  The increase in service revenue primarily resulted from a rate increase implemented in March 2010.  The increase in access revenues primarily resulted from a $1.0 million adjustment, including $0.7 million for 2008 and 2009 and $0.1 million for each quarter of 2010, related to NECA traffic sensitive revenues. The increase in facilities lease revenue resulted primarily from increased circuits for internet and cellular backhaul, while the decrease in other revenue resulted from lower directory advertising revenues.  The Virginia State Corporation Commission has requested information about access fees that will be used to determine the period over which access fees will be substantially reduced in future periods.

Operating expenses

Operating expenses overall increased $1.7 million, or 20.8%, in the second quarter of 2010 compared to 2009.   The increases in both cost of goods and services and selling, general and administrative resulted from pension settlement related charges, totaling $2.0 million.  The decrease in depreciation expense primarily resulted from circuit equipment that reached the end of its depreciable life in 2009, while the Company also extended the service lives of certain equipment in late 2009.

Index

Operating Results for the Six Months Ended June 30, 2010

(in thousands)	Six Months Ended June 30,		Change
	2010	2009	$	%

Segment operating revenues
Service revenue	$7,478	$6,972	$506	7.3
Access revenue	6,861	5,810	1,051	18.1
Facilities lease revenue	7,105	6,592	513	7.8
Equipment revenue	28	87	(59)	(67.8)
Other revenue	2,365	2,664	(299)	(11.2)
Total segment operating revenues	23,837	22,125	1,712	7.7
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	8,757	8,218	539	6.6
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	5,166	3,439	1,727	50.4
Depreciation and amortization	3,860	4,334	(474)	(10.9)
Total segment operating expenses	17,783	15,991	1,792	11.2
Segment operating income	$6,054	$6,134	$(80)	(1.3)

Operating revenues

Operating revenues increased $1.7 million overall in the first six months of 2010 from the first six months of 2009, principally due to a $1.0 million adjustment of access revenue, including $0.7 million for prior years, related to NECA traffic sensitive revenues; $0.4 million in overall revenue from the North River subscribers acquired in late 2009; increases in facilities lease revenue for internet and cellular backhaul; and $0.2 million in additional service revenue due to the rate increase implemented in Shenandoah County in April 2010.  These increases were partially offset by a decrease in directory advertising revenue included in other revenue, and lost revenue due to the decline in average access lines in Shenandoah County during the same time period.

Operating expenses

Operating expenses overall increased $1.8 million, or 11.2%, due to $2.0 million in pension related charges recognized in the second quarter of 2010 in both cost of goods and services and selling, general and administrative, partially offset by a reduction in depreciation expense.  The decrease in depreciation expense primarily resulted from circuit equipment that reached the end of its depreciable life in 2009, while the Company also extended the service lives of certain equipment in late 2009.  Incremental expenses directly attributable to North River operations totaled $0.1 million, primarily in cost of goods and services.

Index

Cable Television

The Cable Television segment provides analog, digital and high-definition television service under franchise agreements in Virginia and West Virginia.  The Company has been upgrading these systems since early 2009, and currently expects to complete all system upgrades by December 31, 2010.  The Company began introducing expanded video and internet service offerings as market upgrades were completed beginning in the second half of 2009, and began introducing voice service in several upgraded markets as the first quarter of 2010 ended.  The Company has continued rolling out expanded video and internet service offerings, as well as voice service, to additional markets as upgrades have been completed through the second quarter of 2010.

The following table shows selected operating statistics of the Cable Television segment as of the dates shown:

	June 30, 2010	Dec. 31, 2009(1)	June 30, 2009(1)	Dec. 31, 2008(1)

Video
Homes Passed (2)	56,395	56,268	64,365	64,365
Customers (3)	23,261	22,773	24,776	25,055
Penetration (4)	41.2%	40.5%	38.5%	38.9%
High-speed Internet
Available Homes (5)	33,301	25,748	19,405	19,405
Customers (3)	3,820	2,083	1,300	1,128
Penetration (4)	11.5%	8.1%	6.7%	5.8%
Voice
Available Homes (5)	27,914	-	-	-
Customers	820	-	-	-
Penetration (4)	2.9%	n/a	n/a	n/a
Revenue Generating Units (6)	27,901	24,856	26,076	26,183

1)
In December 2009, the Company sold several small systems covering approximately 8,100 video homes passed, 840 high-speed internet available homes, approximately 1,700 video customers and less than 100 high-speed internet customers.

2)
Homes and businesses are considered passed (“homes passed”) if we can connect them to our distribution system without further extending the transmission lines.  Homes passed is an estimate based upon the best available information.

3)
Generally, a dwelling or commercial unit with one or more television sets connected to our distribution system counts as one video customer.  Where video or internet services are provided on a bulk basis, such as to hotels and some multi-dwelling units, the revenue charged to the customer is divided by the rate for comparable service in the local market to determine the number of customer equivalents included in the customer counts shown above.

4)	Penetration is calculated by dividing the number of customers by the number of homes passed or available homes, as appropriate.
5)
Homes and businesses are considered available (“available homes”) if we can connect them to our co-axial distribution system without further upgrading the transmission lines and if we offer the service in that area.  Homes passed in Shenandoah County are excluded from available homes as we do not offer high-speed internet or voice services over our co-axial distribution network in this market.

6)	Revenue generating units are the sum of video, voice and high-speed internet customers.

The Company closed on the acquisition of cable operations from JetBroadBand effective July 30, 2010.  The acquired cable operations offer video, high speed Internet and voice services representing approximately 66,000 revenue generating units in southern Virginia and southern West Virginia.  The acquired networks pass approximately 115,000 homes. Following the acquisition, these operations and the resulting revenues and expenses associated with them will be included in the Cable Television segment, and are expected to be significant relative to the historical Cable Television segment operating results.

Index

Operating Results for the Three Months Ended June 30, 2010

(in thousands)	Three Months Ended June 30,		Change
	2010	2009	$	%

Segment operating revenues
Service revenue	$3,601	$3,549	$52	1.5
Equipment and other revenue	405	272	133	48.9
Total segment operating revenues	4,006	3,821	185	4.8

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	4,400	3,089	1,311	42.4
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	2,219	1,275	944	74.0
Depreciation and amortization	1,109	874	235	26.9
Total segment operating expenses	7,728	5,238	2,490	47.5
Segment operating loss	$(3,722)	$(1,417)	$(2,305)	(162.7)

Operating revenues and expenses

The cable operations acquired in 2008 generated $2.1 million of the change in segment operating loss shown above as the Company rebuilt the networks in order to launch new services.   The increased operating loss included $0.9 million of incremental operating expenses incurred in support of new customer additions, $0.3 million in allocated pension charges, $0.2 million in legal expenses associated with the JetBroadBand acquisition, and $0.3 million in incremental depreciation charges.  Operating revenues of these acquired cable operations increased by $120 thousand.  During the fourth quarter of 2009, the Company sold several small systems that included approximately 1,754 revenue generating units, representing approximately $0.2 million in quarterly revenue.

Operating expenses are expected to continue at elevated levels until all networks are upgraded by year-end 2010 and for a period of time thereafter while marketing efforts continue in recently upgraded markets.

The balance of the increase in segment operating loss resulted primarily from $0.2 million of pension charges allocated to the Shenandoah County Cable Television operation.

Index

Operating Results for the Six Months Ended June 30, 2010

(in thousands)	Six Months Ended June 30,		Change
	2010	2009	$	%

Segment operating revenues
Service revenue	$7,136	$7,155	$(19)	(0.3)
Equipment and other revenue	792	510	282	55.3
Total segment operating revenues	7,928	7,665	263	3.4

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	7,728	5,926	1,802	30.4
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	3,744	2,457	1,287	52.4
Depreciation and amortization	2,199	1,619	580	35.8
Total segment operating expenses	13,671	10,002	3,669	36.7
Segment operating loss	$(5,743)	$(2,337)	$(3,406)	(145.7)

Operating revenues and expenses

The cable operations acquired in 2008 generated $3.2 million of the change in segment operating loss shown above as the Company rebuilt the networks in order to launch new services.   The increased operating loss included $1.4 million of incremental operating expenses incurred in support of new customer additions, $0.3 million in allocated pension charges, $0.3 million in legal expenses associated with the JetBroadBand acquisition, and $0.6 million in incremental depreciation charges.  Operating revenues of these acquired cable operations increased by $159 thousand.  During the fourth quarter of 2009, the Company sold several small systems that included approximately 1,754 revenue generating units, representing approximately $0.4 million in revenue for the six months.

Depreciation expense increased as a result of network and head-end upgrades placed in service in late 2009.

Operating expenses are expected to continue at elevated levels until all networks are upgraded by year-end 2010, and for a period of time thereafter while marketing efforts continue in recently upgraded markets.

The balance of the increase in segment operating loss resulted primarily from $0.2 million of pension charges allocated to the Shenandoah County Cable Television operation.

Performance Measure

In managing our business and assessing our financial performance, management supplements the information provided by financial statement measures with one measure, adjusted OIBDA, variations of which are used by many companies as a measure of operating performance.  Adjusted OIBDA is a non-GAAP financial measure.  A non-GAAP financial measure, within the meaning of Item 10(e) of Regulation S-K promulgated by the SEC, is a numerical measure of a company’s financial performance, financial position or cash flows that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the consolidated balance sheets, consolidated statements of income or consolidated statements of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.  A reconciliation of adjusted OIBDA to the most directly comparable GAAP financial measure follows at the end of this section.

Adjusted OIBDA is a non-GAAP financial measure defined by us as operating income (loss) before depreciation and amortization, adjusted to exclude the effects of:  impairment of assets; share based compensation expense; business acquisition costs; and pension settlement and curtailment expenses.  Adjusted OIBDA should not be construed as an alternative to operating income or net income as determined in accordance with GAAP, nor as a measure of liquidity.

Index

In a capital-intensive industry such as telecommunications, management believes that adjusted OIBDA and the associated percentage margin calculations are meaningful measures of our operating performance.  We use adjusted OIBDA as a supplemental performance measure because management believes it facilitates comparisons of our operating performance from period to period and comparisons of our operating performance to that of other companies by excluding potential differences caused by the age and book depreciation of fixed assets (affecting relative depreciation expenses) as well as the other items described above for which additional adjustments were made.  In the future, management expects that the Company may again report adjusted OIBDA excluding these items and may incur expenses similar to these excluded items.  Accordingly, the exclusion of these and other similar items from our non-GAAP presentation should not be interpreted as implying these items are non-recurring, infrequent or unusual.

While depreciation and amortization are considered operating costs under generally accepted accounting principles, these expenses primarily represent the current period allocation of costs associated with long-lived assets acquired or constructed in prior periods, and accordingly may obscure underlying operating trends for some purposes.  By isolating the effects of these expenses and other items that vary from period to period without any correlation to our underlying performance, or that vary widely among similar companies, management believes adjusted OIBDA facilitates internal comparisons of our historical operating performance, which are used by management for business planning purposes, and also facilitates comparisons of our performance relative to that of our competitors.  In addition, we believe that adjusted OIBDA and similar measures are widely used by investors and financial analysts as measures of our financial performance over time, and to compare our financial performance with that of other companies in our industry.

Adjusted OIBDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.  These limitations include the following:

•	it does not reflect capital expenditures;
•	the assets being depreciated and amortized will often have to be replaced in the future and adjusted OIBDA does not reflect cash requirements for such replacements;
•	it does not reflect costs associated with share-based awards exchanged for employee services;
•	it does not reflect interest expense necessary to service interest or principal payments on indebtedness;
•	it does not reflect expenses incurred for the payment of income taxes and other taxes; and
•	other companies, including companies in our industry, may calculate adjusted OIBDA differently than we do, limiting its usefulness as a comparative measure.

Management understands these limitations and considers adjusted OIBDA as a financial performance measure that supplements but does not replace the information provided to management by our GAAP results.

The following table shows adjusted OIBDA for the three and six months ended June 30, 2010 and 2009:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Adjusted OIBDA	$20,319	$19,928	$40,287	$40,100

Index

The following table reconciles adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure to adjusted OIBDA:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating income	$7,768	$11,637	$19,268	$23,649
Plus depreciation and amortization	8,398	8,111	16,724	15,965
OIBDA	16,166	19,748	35,992	39,614
Plus share based compensation expense	137	180	279	296
Plus pension settlement and curtailment expense	3,781	-	3,781	-
Plus business acquisition expenses	235	-	235	100
Adjusted OIBDA	$20,319	$19,928	$40,287	$40,100

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

Sources and Uses of Cash. The Company generated $35.1 million of net cash from operations in the first six months of 2010, compared to $44.6 million in the first six months of 2009.  Net income (adjusted for the non-cash impairment charge on assets held for sale, net of tax effects), a difference in timing of one weekly payment from Sprint, and payments against year-end payables for capital and other projects in early 2010, generated the decrease.

Indebtedness. As of June 30, 2010, the Company’s indebtedness totaled $30.7 million, with an annualized overall weighted average interest rate of approximately 4.55%.  The balance included $19.7 million at a variable rate of 2.95% that resets weekly, with the balance at a variety of fixed rates ranging from 6.67% to 8.05%.  As of June 30, 2010, the Company was in compliance with the covenants in its credit agreements.

The Company has the ability to borrow approximately $8.1 million as of June 30, 2010, under a revolving reducing credit facility established in 2004.  No balances are currently outstanding on this facility.

The Company entered into a $52 million delayed draw term loan in October, 2008, which was modified to extend the draw period, and shorten the re-payment period, in late 2009.  The Company has $32.3 million available on this facility as of June 30, 2010, and it may make draws against this facility through December 31, 2010.  Repayments under this facility begin on March 31, 2011, in 20 equal quarterly installments based upon the outstanding balance as of December 31, 2010.

The Company has no off-balance sheet arrangements (other than operating leases) and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

On July 30, 2010, the Company executed a Credit Agreement with CoBank, ACB as Co-Lead Arranger, Bookrunner and Administrative Agent; BB&T as Co-Lead Arranger and Syndication Agent; and Wells Fargo as Co-Lead Arranger and Documentation Agent, and with the participation of 15 additional banks, for the purpose of refinancing the Company’s existing outstanding debt, funding the purchase price of the JetBroadBand acquisition described above, funding planned capital expenditures to upgrade the acquired cable networks, and other corporate needs.

The Credit Agreement provides for three facilities, a Term Loan Facility, a Revolver Facility, and an Incremental Term Loan Facility.  The Term Loan Facility totals $198 million and was fully drawn for the purposes described above.  The Term Loan Facility has two parts, the Fixed Term Loan Facility of approximately $8 million in aggregate principal amount, and the Term Loan A Facility of approximately $190 million in aggregate principal amount.  The Fixed Term Loan Facility is required to be repaid in monthly installments of approximately $200 thousand of principal, plus interest at 7.37%, from August 2010 through August 2013.  The Term Loan A Facility requires quarterly principal repayments of $2.4 million beginning on December 31, 2010 through September 30, 2011, increasing to $4.7 million quarterly thereafter through September 30, 2015, with the remaining expected balance of approximately $104 million due December 31, 2015.  The Term Loan A Facility is expected to bear interest at a base rate based upon three month LIBOR plus a spread determined by the Company’s Total Leverage Ratio, initially 3.50%; the Company may elect to use other rates as the base, but does not currently expect to do so.

Index

The Revolver Facility provides for $30 million in immediate availability for future capital expenditures and general corporate needs, and an additional $20 million of availability once certain conditions have been met, for total availability of $50 million.  In addition, the Credit Agreement permits the Company to enter into one or more Incremental Term Loan Facilities in the aggregate principal amount not to exceed $100 million subject to compliance with certain covenants.  No draw has been made or is currently contemplated under either of these facilities.  When and if a draw is made, the maturity date and interest rate options would be substantially identical to the Term Loan A Facility.  Repayment provisions would be agreed to at the time of each draw under the Incremental Term Loan Facility.

The Credit Agreement contains affirmative and negative covenants customary to secured credit facilities, including covenants restricting the ability of the Company and its subsidiaries, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of the Company’s and its subsidiaries’ businesses.

Indebtedness outstanding under any of the facilities may be accelerated by an Event of Default, as defined in the Credit Agreement.

The Facilities are secured by a pledge by the Company of its stock in its subsidiaries, a guarantee by the Company’s subsidiaries other than Shenandoah Telephone Company or Shentel Converged Services, Inc., and a security interest in all of the assets of the guarantors.

The Company is subject to certain financial covenants to be measured on a trailing twelve month basis each calendar quarter unless otherwise specified.  These covenants include:

•
a limitation on the Company’s total leverage ratio, defined as indebtedness divided by earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than or equal to 3.00 to 1.00 from the closing date through March 31, 2011, then 2.50 to 1.00 December 31, 2012, and 2.00 to 1.00 thereafter;

•
a minimum debt service coverage ratio, defined as EBITDA divided by the sum of all scheduled principal payments on the Term Loans and regularly scheduled principal payments on other indebtedness plus cash interest expense, greater than 2.25 to 1.00 from the closing date through December 31, 2012, then 2.50 to 1.00 thereafter;

•
a minimum equity to assets ratio, defined as consolidated total assets minus consolidated total liabilities, divided by consolidated total assets, of at least 0.35 to 1.00 at all times, measured at each fiscal quarter end;

•
a minimum fixed charge coverage ratio, defined as EBITDA divided by fixed charges (defined as cash interest expense plus scheduled principal payments to be made on indebtedness plus capital expenditures other than capital expenditures acquired pursuant to a capital lease through the reinvestment of net proceeds of permitted asset dispositions or the sale of Shentel Converged Services, Inc. plus cash income taxes plus cash dividends and distributions), greater than 0.80 to 1.00 from the closing date through December 31, 2012, then 0.90 to 1.00 through December 31, 2013, and 1.00 to 1.00 thereafter; and,

•
the Company must maintain a minimum liquidity balance, defined as availability under the Revolver Facility plus unrestricted cash and cash equivalents other than cash and cash equivalents held in the name of an Excluded Subsidiary, of greater than $15 million at all times.

These ratios are at least as, and generally more restrictive than, the covenant ratios the Company has been required to comply with under its previously existing debt arrangements.

Capital Commitments. Capital expenditures originally budgeted for 2010 for existing operations total approximately $41 million, a decrease of approximately $12 million from total capital expenditures for the full year of 2009.  Capital spending for 2010 will be more evenly spread amongst our three major segments at approximately $12 million to $13 million in each segment.  Capital spending may shift amongst these priorities as opportunities arise, and the Company is prepared to adjust spending in areas based on capacity demands and market conditions.  Following the closing on the acquisition of cable operations from JetBroadBand, the Company anticipates increased capital spending to upgrade portions of the JetBroadBand network, particularly related to headends and electronics associated with the cable plant.  The Company’s initial plans reflect an incremental $11 million in JetBroadBand-related capital spending in 2010.  This estimate is subject to change.

Index

For the 2010 six month period, the Company spent $19.3 million on capital projects, compared to $25.5 million in the comparable 2009 period.  Spending related to Cable TV projects accounted for $7.1 million in the first six months of 2010 for plant and headend upgrades and additional set top boxes, while Wireline projects accounted for $5.9 million across a variety of projects, Wireless projects for $4.2 million for new and existing sites, and other projects totaling $2.1 million, largely related to information technology projects.

The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Company’s existing credit facilities as of July 30, 2010 will provide sufficient cash to enable the Company to fund the JetBroadBand capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next 12 months. Thereafter, capital expenditures will likely continue to be required to provide increased capacity to meet the Company’s expected growth in demand for its products and services and complete planned upgrades to the JetBroadBand networks. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for its products and new market developments and opportunities.  The Company currently expects that it will fund its future capital expenditures primarily with cash on hand, from operations and borrowing capacity under the Company’s debt facilities in place as of July 30, 2010, although there are events outside the control of the Company that could have an adverse impact on cash flows from operations.

Events that could have an adverse impact on cash flows from operations include, but are not limited to:  changes in overall economic conditions, regulatory requirements, changes in technologies, availability of labor resources and capital, changes in the Company’s relationship with Sprint Nextel, and other conditions.  The Wireless segment’s operations are dependent upon Sprint Nextel’s ability to execute certain functions such as billing, customer care, and collections; the subsidiary’s ability to develop and implement successful marketing programs and new products and services; and the subsidiary’s ability to effectively and economically manage other operating activities under the Company's agreements with Sprint Nextel.   The Company's ability to attract and maintain a sufficient customer base, particularly in the newly acquired cable markets, is also critical to its ability to maintain a positive cash flow from operations.  The foregoing events individually or collectively could affect the Company’s results.

Recently Issued Accounting Standards
There were no recently issued accounting standards, not adopted by the Company as of June 30, 2010, that are expected to have a material impact on the Company’s results of operations or financial condition.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of June 30, 2010, the Company had $19.7 million of variable rate debt outstanding, bearing interest at a rate of 2.95% as determined by CoBank on a weekly basis. An increase in market interest rates of 1.00% would add approximately $197 thousand to annual interest expense; if and when the remaining $32.3 million of available borrowing capacity under the Delayed Draw Term Loan were to be fully drawn, a 1.00% increase in market interest rates would add $520 thousand to annual interest expense.  The remaining approximately $11.0 million of the Company’s outstanding debt has fixed rates through maturity.  Due to the relatively short time frame to maturity of this fixed rate debt, market value approximates carrying value of the fixed rate debt.

Due to the increase in outstanding variable rate debt as a result of the JetBroadBand acquisition, as of July 30, 2010, the Company expects to have approximately $125 million of outstanding debt with an initial variable rate of approximately 4%.  An increase of market interest rates of 1.00% would add approximately $1.25 million to annual interest expense.   The remaining approximately $73 million of outstanding debt will bear interest at fixed rates, as the Company expects to enter into a swap agreement to fix the interest rates on a substantial portion of the debt, as required by the terms of the debt facility.

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

The third component of interest rate risk is marked increases in interest rates that may adversely affect the rate at which the Company may borrow funds for growth in the future.  Management does not believe that this risk is currently significant because the Company’s existing sources, and its commitments for future sources, of liquidity are adequate to provide cash for operations, payment of debt, and subsequent to the acquisition of JetBroadBand, funding of near-term capital projects.

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

As of June 30, 2010, the Company has $6.6 million of cost and equity method investments.  Approximately $3.7 million was invested in privately held companies directly or through investments with portfolio managers.  Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested and an additional $0.3 million committed under contracts the Company has signed with portfolio managers.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934.  The Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Information provided by Sprint Nextel includes reports regarding the subscriber accounts receivable in the Company’s markets.  Sprint Nextel provides the Company with monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level.  The Company reviews these various reports to identify discrepancies or errors.  Under the Company’s agreements with Sprint Nextel, the Company is entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and, prior to June 1, 2010, the 16.8% of revenue retained by Sprint Nextel.  Effective June 1, 2010, Sprint Nextel retains 20% of revenue.  Because of the Company’s reliance on Sprint Nextel for financial information, the Company must depend on Sprint Nextel to design adequate internal controls with respect to the processes established to provide this data and information to the Company.  To address this issue, Sprint Nextel engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70 (“SAS 70 reports”).  The report is provided to the Company on an annual basis and covers a nine-month period. The most recent report covers the period from January 1, 2009 to September 30, 2009.  The most recent report indicated there were no material issues which would adversely affect the information used to support the recording of the revenues provided by Sprint Nextel related to the Company’s relationship with them.

Index

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors

As previously discussed, our actual results could differ materially from our forward looking statements. Except for the risk factors shown below, there have been no material changes in the risk factors  from those described in Part 1, Item 1A of  the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Our ability to comply with the financial covenants in our credit agreements depends primarily on our ability to generate sufficient operating cash flow.

Our ability to comply with the financial covenants under the agreements governing our secured credit facilities will depend primarily on our success in generating sufficient operating cash flow. Under our credit agreements, we are subject to a total leverage ratio covenant, a minimum debt service coverage ratio covenant, a minimum equity to assets ratio covenant, a minimum fixed charge coverage ratio covenant, and a minimum liquidity balance covenant. Industry conditions and financial, business and other factors, including those we identify as risk factors in this and our other reports, will affect our ability to generate the cash flows we need to meet those financial tests and ratios. Our failure to meet the tests or ratios could result in a default and acceleration of repayment of the indebtedness under our credit facilities. If the maturity of our indebtedness were accelerated, we would not have sufficient funds to pay such indebtedness. In such event, our lenders would be entitled to proceed against the collateral securing the indebtedness, which includes substantially our entire assets, to the extent permitted by our credit agreements and applicable law.

Our substantial level of indebtedness could adversely affect our financial health and ability to compete.

As of July 30, 2010, we will have approximately $195 million of total long-term indebtedness, net of unamortized discount, including the current portion of such indebtedness. Our substantial level of indebtedness could have important consequences. For example, it may:

•
increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a significant portion of our borrowings will continue to be at variable rates of interest;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our ability to borrow additional funds to alleviate liquidity constraints, as a result of financial and other restrictive covenants in our credit agreements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage relative to companies that have less indebtedness.

In addition, our secured credit facilities impose operating and financial restrictions that limit our discretion on some business matters, which could make it more difficult for us to expand, finance our operations and engage in other business activities that may be in our interest. These restrictions limit our ability and that of our subsidiaries to:

•	incur additional indebtedness and additional liens on our assets;

•	engage in mergers or acquisitions or dispose of assets;

•	pay dividends or make other distributions;

•	voluntarily prepay other indebtedness;

•	enter into transactions with affiliated persons;

•	make investments; and

•	change the nature of our business.

We may incur indebtedness in addition to the term loan secured indebtedness we have incurred, and the $50 million of revolving credit indebtedness we may incur from time to time, under our credit facilities. Any additional indebtedness we may incur in the future may subject us to similar or even more restrictive conditions.

Our ability to refinance our indebtedness will depend on our ability in the future to generate cash flows from operations and to raise additional funds, including through the offering of equity or debt securities. We may not be able to generate sufficient cash flows from operations or to raise additional funds in amounts necessary for us to repay our indebtedness when such indebtedness becomes due and to meet our other cash needs.

Index

We may not benefit from our acquisition strategy.

As part of our business strategy, we regularly evaluate opportunities to enhance the value of our company by pursuing acquisitions of other businesses, and we intend to pursue such strategic acquisition opportunities as they arise though we remain subject to financial and other covenants in our credit agreements that contain restrictions as to the opportunities we may be able to pursue. We cannot provide any assurance, however, with respect to the timing, likelihood, size or financial effect of any potential transaction involving our company, as we may not be successful in identifying and consummating any acquisition or in integrating any newly acquired business into our operations.

The evaluation of business acquisition opportunities and the integration of any acquired businesses pose a number of significant risks, including the following:

•
acquisitions may place significant strain on our management, financial and other resources by requiring us to expend a substantial amount of time and resources in the pursuit of acquisitions that we may not complete, or to devote significant attention to the various integration efforts of any newly acquired businesses, all of which will require the allocation of limited management resources;

•
acquisitions may not have a positive impact on our cash flows or financial performance, even if acquired companies eventually contribute to an increase in our profitability, because the acquisitions may adversely affect our operating results in the short term as a result of transaction-related expenses we will have to pay or the higher operating and administrative expenses we may incur in the periods immediately following an acquisition as we seek to integrate the acquired business into our operations;

•	we may not be able to eliminate as many redundant costs as we anticipate;

•
our operating and financial systems and controls and information services may not be compatible with those of the companies we may acquire and may not be adequate to support our integration efforts, and any steps we take to improve these systems and controls may not be sufficient;

•	growth through acquisitions will increase our need for qualified personnel, who may not be available to us or, if they were employed by a business we acquire, remain with us after the acquisition; and

•	acquired businesses may have unexpected liabilities and contingencies, which could be significant.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In conjunction with exercises of stock options, the Company periodically repurchases shares from recipients to cover some of the exercise price of the options being exercised.  The following table provides information about the Company’s repurchases of shares during the three months ended June 30, 2010:

	Number of Shares Purchased	Average Price Paid per Share
April 1 to April 30	2	$18.07
May 1 to May 31	3	$17.92
June 1 to June 30	2	$16.66

Total	7	$17.57

Index

ITEM 6.	Exhibits

(a) The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.45
Addendum XI dated July 7, 2010 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.45 to the Company’s Current Report on Form 8-K dated July 8, 2010.

10.46
Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.46 to the Company’s Current Report on Form 8-K dated July 30, 2010.

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
(Registrant)

/s/Adele M. Skolits
Adele M. Skolits
Vice President - Finance and Chief Financial Officer
Date: August 6, 2010

Index

EXHIBIT INDEX

Exhibit No.	Exhibit

10.45
Addendum XI dated July 7, 2010 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.45 to the Company’s Current Report on Form 8-K dated July 8, 2010.

10.46
Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.46 to the Company’s Current Report on Form 8-K dated July 30, 2010.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.