Form 10-Q
period 2010-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2010-11-03
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s common stock outstanding on October 29, 2010 was 23,737,973.

SHENANDOAH TELECOMMUNICATIONS COMPANY

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	September 30, 2010	December 31, 2009

Current Assets
Cash and cash equivalents	$43,144	$12,054
Accounts receivable, net	22,149	15,058
Income taxes receivable	-	5,531
Materials and supplies	5,355	6,062
Prepaid expenses and other	3,488	2,504
Assets held for sale	10,850	10,810
Deferred income taxes	-	616
Total current assets	84,986	52,635

Investments, including $2,163 and $1,990 carried at fair value	9,021	8,705

Property, Plant and Equipment
Plant in service	448,581	373,111
Plant under construction	19,232	9,116
	467,813	382,227
Less accumulated amortization and depreciation	202,584	179,925
Net property, plant and equipment	265,229	202,302

Other Assets
Intangible assets, net	91,868	2,417
Cost in excess of net assets of businesses acquired	10,885	4,418
Deferred charges and other assets, net	5,084	1,248
Net other assets	107,837	8,083
Total assets	$467,073	$271,725

See accompanying notes to unaudited condensed consolidated financial statements.

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	September 30, 2010	December 31, 2009

Current Liabilities
Current maturities of long-term debt	$12,508	$4,561
Accounts payable	7,821	8,804
Advanced billings and customer deposits	9,505	6,349
Accrued compensation	2,938	1,003
Income taxes payable	512	-
Liabilities held for sale	1,328	858
Deferred income taxes	674	-
Accrued liabilities and other	6,876	3,053
Total current liabilities	42,162	24,628

Long-term debt, less current maturities	185,629	28,399

Other Long-Term Liabilities
Deferred income taxes	30,048	29,649
Deferred lease payable	3,592	3,351
Asset retirement obligations	6,166	5,966
Other liabilities	4,829	4,060
Total other liabilities	44,635	43,026

Commitments and Contingencies

Shareholders’ Equity
Common stock	19,056	17,890
Retained earnings	175,591	160,230
Accumulated other comprehensive loss, net of tax	-	(2,448)
Total shareholders’ equity	194,647	175,672

Total liabilities and shareholders’ equity	$467,073	$271,725

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating revenues	$53,155	$40,115	$136,954	$120,356

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	21,220	13,703	50,450	39,452
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	14,170	7,692	32,746	22,569
Depreciation and amortization	12,202	8,151	28,927	24,116
Total operating expenses	47,592	29,546	112,123	86,137
Gain on sale of directory	4,000	-	4,000	-
Operating income	9,563	10,569	28,831	34,219

Other income (expense):
Interest expense	(2,416)	(193)	(2,992)	(1,128)
Gain (loss) on investments, net	(11)	201	(153)	(203)
Non-operating income, net	274	95	543	449
Income from continuing operations before income taxes	7,410	10,672	26,229	33,337

Income tax expense	3,220	4,326	10,969	14,019
Net income from continuing operations	4,190	6,346	15,260	19,318
Earnings (loss) from discontinued operations, net of tax (expense) benefit of $100, $24, $(66) and $6,415, respectively	(156)	(39)	101	(10,484)
Net income	$4,034	$6,307	$15,361	$8,834

Basic and diluted income (loss) per share:

Net income from continuing operations	$0.18	$0.27	$0.64	$0.81
Net earnings (loss) from discontinued operations	(0.01)	-	0.01	(0.44)
Net income	$0.17	$0.27	$0.65	$0.37

Weighted average shares outstanding, basic	23,738	23,640	23,724	23,633

Weighted average shares, diluted	23,883	23,706	23,799	23,696

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2008	23,605	$16,139	$152,706	$(2,533)	$166,312
Comprehensive income:
Net income	-	-	15,092	-	15,092
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	-	-	-	55	55
Net unrealized loss from pension plans, net of tax	-	-	-	30	30
Total comprehensive income					15,177
Dividends declared ($0.32 per share)	-	-	(7,568)	-	(7,568)
Dividends reinvested in common stock	32	560	-	-	560
Stock-based compensation	-	676	-	-	676
Conversion of liability classified awards to equity classified awards	-	85	-	-	85
Common stock issued through exercise of incentive stock options	44	367	-	-	367
Net excess tax benefit from stock options exercised	-	63	-	-	63

Balance, December 31, 2009	23,681	$17,890	$160,230	$(2,448)	$175,672
Comprehensive income:
Net income	-	-	15,361	-	15,361
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	-	-	-	2,596	2,596
Net unrealized loss from pension plan, net of tax	-	-	-	(148)	(148)
Total comprehensive income					17,809
Stock-based compensation	-	539	-	-	539
Common stock issued through exercise of incentive stock options	57	557	-	-	557
Net excess tax benefit from stock options exercised	-	70	-	-	70

Balance, September 30, 2010	23,738	$19,056	$175,591	$-	$194,647

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2010	2009

Cash Flows From Operating Activities
Net income	$15,361	$8,834
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment on assets held for sale	-	17,545
Depreciation	26,040	23,666
Amortization	2,887	450
Provision for bad debt	844	845
Stock based compensation expense	539	475
Pension settlement and curtailment expenses	3,964	-
Excess tax benefits on stock option exercises	(70)	(63)
Deferred income taxes	152	(7,463)
Net loss on disposal of equipment	316	734
Realized (gain) on sale of directory	(4,000)	-
Realized loss (gain) on disposal of investments	147	188
Unrealized (gains) losses on investments	(229)	(515)
Net (gain) loss from patronage and equity investments	67	395
Other	575	2,300
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(4,031)	(160)
Materials and supplies	707	1,694
Income taxes receivable	5,531	7,366
Increase (decrease) in:
Accounts payable	(841)	(915)
Income taxes payable	512	6,209
Deferred lease payable	237	114
Other prepaids, deferrals and accruals	4,989	(2,191)

Net cash provided by operating activities	$53,697	$59,508

Cash Flows From Investing Activities
Purchase and construction of property, plant and equipment	$(33,940)	$(37,648)
Cash paid for acquisition of business	(147,613)	-
Cash received on sale of directory	4,000	-
Cash paid to acquire prepaid subscriber rights	(6,884)	-
Proceeds from sale of equipment	503	75
Purchase of investment securities	(114)	(360)
Proceeds from sale of investment securities	54	14

Net cash used in investing activities	$(183,994)	$(37,919)

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2010	2009

Cash Flows From Financing Activities
Principal payments on long-term debt	$(25,595)	$(14,284)
Amounts borrowed under debt agreements	189,800	2,000
Cash paid for debt issuance costs	(3,445)	-
Excess tax benefits on stock option exercises	70	63
Proceeds from exercise of incentive stock options	557	310

Net cash provided by (used in) financing activities	$161,387	$(11,911)

Net increase in cash and cash equivalents	$31,090	$9,678

Cash and cash equivalents:
Beginning	12,054	5,240
Ending	$43,144	$14,918

Supplemental Disclosures of Cash Flow Information
Cash payments for:

Interest	$2,392	$1,437

Income taxes	$5,225	$1,596

During the nine months ended September 30, 2010, the Company assumed other debt of $972  in connection with the JetBroadBand acquisition.

During the nine months ended September 30, 2010 and 2009, the Company utilized $75 and $5,054, respectively, of vendor credits receivable to reduce cash paid for acquisitions of property, plant and equipment.

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

In connection with the preparation of the Company’s first quarter 2009 financial statements, the Company determined that the fair value of Converged Services had declined from earlier estimates.  Accordingly, the Company recorded an impairment loss of $17.5 million ($10.7 million, net of taxes) to reduce the carrying value of these assets to their estimated fair value less cost to sell as of March 31, 2009.  At September 30, 2010, negotiations to complete the sale continue, and there has been no change in the estimated fair value of the assets.

Assets and liabilities held for sale consisted of the following:

	September 30, 2010	December 31, 2009
Assets held for sale:
Property, plant and equipment, net	$7,764	$7,484
Intangible assets, net	868	868
Deferred charges	1,610	1,628
Other assets	608	830
	$10,850	$10,810
Liabilities:
Other liabilities	$1,328	$858

Discontinued operations included the following amounts of operating revenue and income (loss) before income taxes:

	Three Months Ended September 30,
	2010	2009
Operating revenues	$2,895	$3,123
Earnings (loss) before income taxes	$(256)	$(63)

	Nine Months Ended September 30,
	2010	2009
Operating revenues	$9,597	$10,033
Earnings (loss) before income taxes	$167	$(16,899)

4.  Basic net income (loss) per share was computed on the weighted average number of shares outstanding.  Diluted net income (loss) per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period for all dilutive stock options.  Of 383 thousand and 351 thousand outstanding options and shares at September 30, 2010 and 2009, respectively, 213 thousand and 222 thousand were anti-dilutive, respectively.  There were no adjustments to net income for any period.

Index

5.  Investments include $2.2 million and $2.0 million of investments carried at fair value as of September 30, 2010 and December 31, 2009, respectively, consisting of equity, bond and money market mutual funds.  These investments are held under a rabbi trust arrangement related to a non-qualified supplemental retirement plan maintained by the Company.  During the three months ended September 30, 2010, the Company made no contributions to the trust, recognized $15 thousand in dividend and interest income from investments, and recognized net unrealized gains of $135 thousand on these investments.  During the nine months ended September 30, 2010, the Company contributed $63 thousand to the trust, recognized $8 thousand in net losses on dispositions of investments, recognized $23 thousand in dividend and interest income from investments, and recognized net unrealized gains of $91 thousand on these investments.  Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds.

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

The Company measures its interest rate swap at fair value based on information provided by the counterparty and recognizes it as a liability on the Company’s condensed consolidated balance sheet.  Changes in the fair value of the swap are recognized in interest expense, as the Company did not designate the swap agreement as a cash flow hedge for accounting purposes.

The July 2010 credit agreement (see note 12) provided that the Company enter into a hedge agreement for a minimum notional value of approximately $63 million, and for a minimum term of 3 years, to manage a portion of its exposure to interest rate movements by converting a portion of its long-term debt from variable to fixed rates.

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

The Cable TV segment provides video, internet and voice services in Virginia and West Virginia.  It includes the operations acquired from JetBroadBand, LLC, since July 30, 2010.

Index

During the third quarter of 2010, the Company revised the financial reporting provided to senior management and the Board of Directors to exclude non-operating income and expenses.  The following disclosures present our reportable segments based on segment operating income, consistent with the information provided to the chief operating decision maker to assess segment performance.  Prior period reports have been revised to conform to the current presentation.
Selected financial data for each segment is as follows:

Three months ended September 30, 2010

(In thousands)
	Wireless	Wireline	Cable TV	Other	Eliminations	ConsolidatedTotals
External revenues
Service revenues	$28,624	$3,596	$10,585	$-	$-	$42,805
Other	4,342	4,715	1,293	-	-	10,350
Total external revenues	32,966	8,311	11,878	-	-	53,155
Internal revenues	762	3,375	14	-	(4,151)	-
Total operating revenues	33,728	11,686	11,892	-	(4,151)	53,155

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	12,237	4,318	8,272	56	(3,663)	21,220
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	5,885	1,828	6,195	750	(488)	14,170
Depreciation and amortization	6,401	2,000	3,746	55	-	12,202
Total operating expenses	24,523	8,146	18,213	861	(4,151)	47,592
Gain on sale of directory	-	4,000	-	-	-	4,000
Operating income (loss)	$9,205	$7,540	$(6,321)	$(861)	$-	$9,563

Three months ended September 30, 2009

(In thousands)

	Wireless	Wireline	Cable TV	Other	Eliminations	ConsolidatedTotals
External revenues
Service revenues	$25,287	$3,340	$3,526	$-	$-	$32,153
Other	2,724	4,907	331	-	-	7,962
Total external revenues	28,011	8,247	3,857	-	-	40,115
Internal revenues	679	3,440	8	-	(4,127)	-
Total operating revenues	28,690	11,687	3,865	-	(4,127)	40,115

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	9,594	4,346	3,285	84	(3,606)	13,703
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,123	1,934	1,309	847	(521)	7,692
Depreciation and amortization	5,178	1,999	895	79	-	8,151
Total operating expenses	18,895	8,279	5,489	1,010	(4,127)	29,546
Operating income (loss)	$9,795	$3,408	$(1,624)	$(1,010)	$-	$10,569

Index

Nine months ended September 30, 2010

(In thousands)

	Wireless	Wireline	Cable TV	Other	Eliminations	ConsolidatedTotals
External revenues
Service revenues	$81,415	$10,595	$17,722	$-	$-	$109,732
Other	10,309	14,852	2,061	-	-	27,222
Total external revenues	91,724	25,447	19,783	-	-	136,954
Internal revenues	2,268	10,076	37	-	(12,381)	-
Total operating revenues	93,992	35,523	19,820	-	(12,381)	136,954

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	32,108	13,075	16,001	188	(10,922)	50,450
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	14,808	6,993	9,939	2,465	(1,459)	32,746
Depreciation and amortization	16,927	5,860	5,944	196	-	28,927
Total operating expenses (1)	63,843	25,928	31,884	2,849	(12,381)	112,123
Gain on sale of directory	-	4,000	-	-	-	4,000
Operating income (loss)	$30,149	$13,595	$(12,064)	$(2,849)	$-	$28,831

Nine months ended September 30, 2009

(In thousands)

	Wireless	Wireline	Cable TV	Other	Eliminations	ConsolidatedTotals
External revenues
Service revenues	$76,348	$9,928	$10,682	$-	$-	$96,958
Other	8,258	14,316	824	-	-	23,398
Total external revenues	84,606	24,244	11,506	-	-	120,356
Internal revenues	1,948	9,568	24	-	(11,540)	-
Total operating revenues	86,554	33,812	11,530	-	(11,540)	120,356

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	27,534	12,563	9,211	235	(10,091)	39,452
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	12,237	5,374	3,766	2,641	(1,449)	22,569
Depreciation and amortization	15,021	6,334	2,513	248	-	24,116
Total operating expenses	54,792	24,271	15,490	3,124	(11,540)	86,137
Operating income (loss)	$31,762	$9,541	$(3,960)	$(3,124)	$-	$34,219

(1)
Total operating expenses for the nine months ended September 30, 2010 includes $3.8 million of expense, pre-tax, resulting from the settlement of the qualified pension plan and curtailment of the SERP during the second quarter of 2010.

A reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total consolidated operating income	$9,563	$10,569	$28,831	$34,219
Interest expense	(2,416)	(193)	(2,992)	(1,128)
Non-operating income (expense), net	263	296	390	246
Income from continuing operations before income taxes	$7,410	$10,672	$26,229	$33,337

Index

The Company’s assets by segment are as follows:

(In thousands)

	September 30, 2010	December 31, 2009

Wireless	$122,800	$146,228
Wireline	77,216	80,668
Cable TV	198,720	20,240
Other (includes assets held for sale)	399,790	172,069
Combined totals	798,526	419,205
Inter-segment eliminations	(331,453)	(147,480)
Consolidated totals	$467,073	$271,725

9. The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2006 are no longer subject to examination.  No state or federal income tax audits were in process as of September 30, 2010.

10.  On July 8, 2010, the Company announced that it had amended its Management Agreement with Sprint Nextel Corporation to allow the Company to begin selling Sprint Nextel’s Boost and Virgin Mobile prepaid wireless plans in its territory.  The Company also purchased from Sprint Nextel the right to receive a share of revenues from approximately 50,000 Virgin Mobile prepaid wireless subscribers currently receiving service in its territory for $138 per subscriber.  The purchase price of approximately $6.9 million has been recorded in intangible assets and is being amortized using an accelerated basis over four years, determined based upon the historical and expected churn rate of the underlying customer base.

11.  On July 30, 2010, the Company completed its previously announced acquisition of the cable operations of JetBroadBand Holdings, LLC (“JetBroadBand”) for $148 million in cash less working capital adjustments.  The purchase price was financed by a credit facility arranged by CoBank, ACB (see Note 12).  The Company has included these operations for financial reporting purposes for periods subsequent to the acquisition.

The total purchase price of $147.2 million has been preliminarily allocated to the assets of JetBroadBand as follows (in thousands):

Accounts receivable	$3,417
Other current assets	930
Cable plant	44,924
Converter boxes	2,875
Headend equipment	4,708
Land and buildings	1,700
All other plant and equipment	1,828
Acquired subscriber base	22,112
Franchise operating rights (indefinite lived)	62,930
Cost in excess of net assets of business acquired	6,467
Total assets	$151,891

Current liabilities	$4,683

Net assets acquired	$147,208

Finalization of the allocations is dependent on verification of proposed adjustments to the initial working capital adjustment and final review and acceptance of the independent appraiser’s valuation report, which we expect to complete by the end of 2010.

Index

Following are the unaudited pro forma results of the Company for the three and nine months ended September 30, 2010 and 2009 as if the acquisition of JetBroadBand had occurred at the beginning of each of the periods presented, in millions:

	Three Months Ended September 30,
	2010	2009
Operating revenues	$57.0	$51.3
Earnings before income taxes	$12.3	$14.4

	Nine Months Ended September 30,
	2010	2009
Operating revenues	$163.9	$153.5
Earnings before income taxes	$26.0	$41.8

The pro forma disclosures shown above are based upon estimated preliminary valuations of the assets acquired and liabilities assumed as well as preliminary estimates of depreciation and amortization charges thereon, that may differ from the final fair values of the acquired assets and assumed liabilities and the resulting depreciation and amortization charges thereon.  They should not be construed as representative of actual results that might have been reported had the acquisition actually occurred at the beginning of each of the periods presented.

Operating revenues reported in the condensed consolidated statements of income for the three and nine months ended September 30, 2010 included revenues of $7.4 million related to the former JetBroadBand entity.  The amount of earnings before income taxes related to the former JetBroadBand entity is not readily determinable due to intercompany transactions and allocations that have occurred in connection with the operations of the combined company.

12.  Total debt consists of the following:

(In thousands)

	September 30, 2010	December 31, 2009

Fixed term loans	$7,572	$13,060
Term loan A	189,800	-
Delayed draw term loan	-	19,700
Other	765	200
	198,137	32,960
Current maturities	12,508	4,561
Total long-term debt	$185,629	$28,399

On July 30, 2010, the Company executed a syndicated Credit Agreement for the purpose of refinancing the Company’s existing outstanding debt, funding the purchase price of the JetBroadBand acquisition described above, funding planned capital expenditures to upgrade the acquired cable networks, and other corporate needs.

As of September 30, 2010, the Company’s indebtedness totaled $198.1 million, with an annualized overall weighted average interest rate of approximately 4.13%.  The balance included $7.6 million fixed at 7.37% (the Fixed Term Loan Facility, described further below), and $189.8 million of the Term Loan A Facility at a variable rate (of 3.77%  as of September 30, 2010) that resets monthly based on one month LIBOR plus a base rate of 3.50% currently.  These loans are more fully described below.

The Credit Agreement provides for three facilities, a Term Loan Facility, a Revolver Facility, and an Incremental Term Loan Facility.  The Term Loan Facility totals $198 million and was fully drawn for the purposes described above.  The Term Loan Facility has two parts, the Fixed Term Loan Facility of initially approximately $8 million in aggregate principal amount, and the Term Loan A Facility of $189.8 million in aggregate principal amount.  The Fixed Term Loan Facility is required to be repaid in monthly installments of approximately $200 thousand of principal, plus interest at 7.37%, from August 2010 through August 2013.  The Term Loan A Facility requires quarterly principal repayments of $2.4 million beginning on December 31, 2010 through September 30, 2011, increasing to $4.7 million quarterly thereafter through September 30, 2015, with the remaining expected balance of approximately $104 million due December 31, 2015.  The Term Loan A Facility is expected to bear interest at a base rate based upon one month LIBOR plus a spread determined by the Company’s Total Leverage Ratio, initially 3.50%; the Company may elect to use other rates as the base, but does not currently expect to do so.

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

The Credit Agreement also required the Company to enter into a hedge agreement to manage its exposure to interest rate movements.  The Company elected to hedge the minimum required under the Credit Agreement, and entered into a pay fixed, receive variable swap on $63 million notional principal for three years.  The Company will receive one month LIBOR and pay a fixed rate of 1.00% in addition to the 3.50% initial spread on the Term Loan A Facility.

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

These ratios are generally more restrictive than the covenant ratios the Company had been required to comply with under its previously existing debt arrangements.  As of September 30, 2010, the Company was in compliance with the covenants in its credit agreements.

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

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries.  These subsidiaries provide wireless personal communications services (as a Sprint PCS Affiliate of Sprint Nextel) and local exchange telephone services, as well as video, internet and data services, long distance, fiber optics facilities, and leased tower facilities. The Company has the following three reporting segments, which it operates and manages as strategic business units organized by lines of business:

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

*	The Cable Television segment provides video, internet and voice services in Virginia and West Virginia.

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

In connection with the preparation of the Company’s first quarter 2009 financial statements, the Company determined that the fair value of Converged Services had declined from earlier estimates.  Accordingly, the Company recorded an impairment loss of $17.5 million ($10.7 million, net of taxes) to reduce the carrying value of these assets to their estimated fair value less cost to sell as of March 31, 2009.    At September 30, 2010, efforts to complete the sale continue, and there has been no change in the estimated fair value of the assets.

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

Acquisition of Virgin Mobile Customers and Initiation of Prepaid Wireless Sales

On July 8, 2010, the Company acquired the right to receive a share of revenues from approximately 50,000 Virgin Mobile customers in our service area, and effective July 11, 2010, the Company began selling Virgin Mobile and Boost prepaid products and services.  Based upon the initial subscriber base acquired, the Company expects to recognize approximately $0.9 million in monthly revenue and approximately $0.3 million in monthly expenses related to prepaid customers.  The Company will also recognize amortization on the $6.9 million capitalized purchase price of the acquired contract for the 50,000 acquired Virgin Mobile subscribers.  The amortization of the contract costs will approximate the life of the customers acquired, gradually decreasing over the expected four year life of this asset.  In future periods, the Company expects to incur significant costs of acquisition (including handset subsidies, commissions, and other sales and marketing costs) in the month of a new customer activation.   New customers are expected to generate net income over the course of their service.  Due to expensing all costs of acquisition in the month of acquisition, the Company expects that the sale of prepaid products and services will have a net negative impact on operating results until the base of customers is sufficient such that the aggregate monthly revenue less recurring expenses exceeds the up-front costs for new activations.

Acquisition of JetBroadBand

On April 16, 2010, the Company announced that it had signed an asset purchase agreement to purchase the cable operations of JetBroadBand for $148 million in cash, subject to certain adjustments.  On July 30, 2010, the Company completed this acquisition.  The acquired cable operations offer video, high speed Internet and voice services representing approximately 66,000 revenue generating units in southern Virginia and southern West Virginia.  The acquired networks pass approximately 115,000 homes.  The acquired cable operations’ operating results are now included in the Company’s Cable Television segment significantly impacting that segment’s operating revenues and expenses in subsequent periods.  Various fees and other expenses associated with the acquisition impacted the Company’s operating expenses.

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

This acquisition provides further diversification of our revenues and provides scale to our cable operations.  We are optimistic about the growth opportunities in cable, but our existing cable operations were not of an adequate size, and did not enjoy the margins benefitting larger operators. The acquisition will help improve the economies of scale of our cable business, and will allow us to leverage our management team, back office systems and assets, helping to maximize the investment return.  The current JetBroadBand penetration levels of services per homes passed are lower than industry norms.  Reaching industry average penetration levels alone presents a significant opportunity for growth.  The acquisition of JetBroadBand is expected to cause a downward trend in net income in the next few years, with the biggest negative impact most likely occurring in 2011, the first full year of operation.  We expect to begin to realize the long term positive impact of the JetBroadBand acquisition on our results of operations in 2012 and beyond.

Index

Results of Operations

Consolidated Results for the Three Months Ended September 30, 2010

The Company’s consolidated results from continuing operations for the third quarter of 2010 and 2009 are summarized as follows:

(in thousands)	Three Months Ended September 30,		Change
	2010	2009	$	%

Operating revenues	$53,155	$40,115	$13,040	32.5
Operating expenses	47,592	29,546	18,046	61.1
Gain on sale of directory	4,000	-	4,000	n/m
Operating income	9,563	10,569	(1,006)	(9.5)

Other income (expense)	(2,153)	103	(2,256)	n/m
Income tax expense	3,220	4,326	(1,106)	(25.6)
Net income from continuing operations	$4,190	$6,346	$(2,156)	(34.0)

Operating revenues

For the three months ended September 30, 2010, operating revenues increased $13.0 million, or 32.5%, primarily due to $7.4 million of revenue associated with the JetBroadBand acquisition, $2.4 million of pre-paid wireless revenue, $2.6 million of additional on-going Wireless revenue and an incremental $0.6 million of revenue in the Cable segment.  The increase in Wireless revenues included a one-time adjustment of $0.8 million related to re-calculated straight-line rent amounts adjusted during the third quarter of 2010.  The remaining increases in Wireless and Cable revenues resulted primarily from increases in customers and services provided.

Operating expenses

For the three months ended September 30, 2010, operating expenses increased $18.0 million, or 61.1%, compared to the 2009 period.  The Cable Segment accounted for $12.7 million of this increase; the acquired JetBroadBand operations added approximately $10.3 million of incremental costs, while the existing Shentel Cable operations accounted for $3.6 million of the quarter over quarter increase.   Included in the $10.3 million of incremental JetBroadBand-related operating expenses were approximately $3.0 million of one-time costs related to the acquisition.  In the Wireless Segment, the new prepaid activities generated $4.1 million of incremental expenses, including approximately $1.5 million in handset subsidies, $1.1 million in amortization of the purchase price of the existing subscribers, and $1.4 million in pass-through costs from Sprint Nextel.

Gain on sale of directory

The Company sold its telephone directory for $4 million in cash during the third quarter of 2010.

Other income (expense)

 Other income (expense) decreased $2.3 million in the third quarter of 2010 from the comparable 2009 period as interest expense increased $2.2 million as a result of the increase in borrowings in support of the JetBroadBand acquisition.

Index

Income tax expense

The Company’s effective tax rate on income from continuing operations increased from 40.5% in the third quarter of 2009 to 43.5% in the third quarter of 2010 principally due to expanded operations in higher tax states.

Net income from continuing operations

For the three months ended September 30, 2010, net income from continuing operations decreased $2.2 million due to the various factors discussed above.

Consolidated Results for the Nine Months Ended September 30, 2010

The Company’s consolidated results from continuing operations for the first nine months of 2010 and 2009 are summarized as follows:

(in thousands)	Nine Months Ended September 30,		Change
	2010	2009	$	%

Operating revenues	$136,954	$120,356	$16,598	13.8
Operating expenses	112,123	86,137	25,986	30.2
Gain on sale of directory	4,000	-	4,000	n/m
Operating income	28,831	34,219	(5,388)	(15.7)

Other income (expense)	(2,602)	(882)	(1,720)	n/m
Income tax expense	10,969	14,019	(3,050)	(21.8)
Net income from continuing operations	$15,260	$19,318	$(4,058)	(21.0)

Operating revenues

For the nine months ended September 30, 2010, operating revenues increased $16.6 million, or 13.8%, primarily due Cable Segment revenues associated with the acquired JetBroadBand operations, totaling $7.4 million in 2010, and to $2.4 million in Wireless Segment revenues associated with prepaid subscribers beginning July 1, 2010.  Other Cable Segment revenues increased $0.9 million in 2010 over 2009, while other Wireless segment revenues increased $5.0 million. This increase in Wireless Segment revenues included a one-time adjustment of $0.8 million to straight-line rent computations for a small number of co-location leases.  Wireline revenues included an adjustment of $1.0 million related to re-calculated settlements due from NECA recorded in the second quarter of 2010, including $0.7 million related to 2008 and 2009.

Operating expenses

For the nine months ended September 30, 2010, operating expenses increased $26.0 million, or 30.2%, compared to the 2009 period.  Expenses recognized in connection with the final settlement of the Company’s defined benefit pension plan, and the curtailment loss associated with the Company’s SERP plan, totaled $3.8 million during the second quarter of 2010.  The incremental costs of the acquired JetBroadBand operations included within the Company’s Cable segment totaled $10.9 million, including approximately $3.1 million of expenses associated with closing the transaction.  Existing Shentel Cable operations accounted for $5.5 million of the year over year increase.  Operating costs associated with prepaid wireless subscribers totaled $4.1 million as noted previously.  All other operating expenses increased $1.7 million, net, in the first nine months of 2010, compared to the comparable 2009 period.

Gain on sale of directory

The Company sold its telephone directory for $4 million in cash during the third quarter of 2010.

Index

Other income (expense)

The change in other income (expense) resulted primarily from an increase in interest expense of $1.9 million due to the increase in indebtedness during the third quarter of 2010 due to the JetBroadBand acquisition.

Income tax expense

The Company’s effective tax rate on income from continuing operations decreased from 42.1% in the first nine months of 2009 to 41.8% in the first nine months of 2010 due primarily to non-recurring adjustments recognized during the early months of the 2009 period.

Net income from continuing operations

For the nine months ended September 30, 2010, net income from continuing operations decreased $4.1 million, due to the various factors described above.

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

PCS receives revenues from Sprint Nextel for subscribers that obtain service in PCS’s network coverage area.  PCS relies on Sprint Nextel to provide timely, accurate and complete information to record the appropriate revenue for each financial period.  Postpaid revenues received from Sprint Nextel are recorded net of fees, as defined, retained by Sprint Nextel.  Through May 31, 2010, such fees totaled 16.8% of net billed revenue; effective June 1, 2010, the net service fee component increased from 8.8% to 12.0%, bringing the total fee retained by Sprint Nextel to 20%.  The fee increase will result in Sprint Nextel retaining an additional $0.3 million of revenue per month at current levels of revenue.

Beginning in July 2010, the Company began offering prepaid wireless products and services in its PCS network coverage area.  Prepaid revenues received from Sprint Nextel are reported gross of expenses passed through from Sprint Nextel.  The Company pays handset subsidies to Sprint Nextel for the difference between the selling price of handsets and their cost, in the aggregate and as a net cost.  Many of the revenue and expense components reported to us by Sprint Nextel are based on Sprint Nextel’s national averages for prepaid services, rather than being specifically determined by customers homed in our geographic service areas.

The following tables show selected operating statistics of the Wireless segment as of the dates shown:

	As of		As of
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2010	2009	2009	2008

Retail PCS Subscribers - Postpaid	230,612	222,818	219,353	211,462
Retail PCS Subscribers - Prepaid	56,203	-	-	-
PCS Market POPS (000) (1)	2,339	2,327	2,324	2,310
PCS Covered POPS (000) (1)	2,052	2,033	1,988	1,931
CDMA Base Stations (sites)	484	476	448	411
EVDO-enabled sites	346	334	306	211
EVDO Covered POPS (000) (1)	1,960	1,940	1,874	1,663
Towers	142	140	132	118
Non-affiliate cell site leases	211	196	191	183

Index

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	June 30,	Sept. 30,
	2010	2009	2010	2009

Net PCS Subscriber Additions - Postpaid	3,175	3,286	7,794	7,891
Net PCS Subscriber Additions – Prepaid (2)	6,296	-	6,296	-
PCS Average Monthly Retail Churn % - Postpaid (3)	1.88%	2.17%	1.82%	2.13%
PCS Average Monthly Retail Churn % - Prepaid (3)	5.02%	n/a	n/a	n/a

1)
POPS refers to the estimated population of a given geographic area and is based on information purchased from third party sources.  Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the network’s service area.

2)	Excludes prepaid subscribers purchased.
3)	PCS Average Monthly Retail Churn is the average of the monthly subscriber turnover, or churn, calculations for the period.

Operating Results for the Three Months Ended September 30, 2010

(in thousands)	Three Months Ended September 30,		Change
	2010	2009	$	%

Segment operating revenues
Wireless service revenue	$28,624	$25,287	$3,337	13.2
Tower lease revenue	2,078	1,813	265	14.6
Equipment revenue	1,712	1,046	666	63.7
Other revenue	1,314	544	770	141.5
Total segment operating revenues	33,728	28,690	5,038	17.6
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	12,237	9,594	2,643	27.5
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	5,885	4,123	1,762	42.7
Depreciation and amortization	6,401	5,178	1,223	23.6
Total segment operating expenses	24,523	18,895	5,628	29.8
Segment operating income	$9,205	$9,795	$(590)	(6.0)

Operating revenues

Wireless service revenue increased $3.3 million, or 13.2%, for the three months ended September 30, 2010, compared to the comparable 2009 period.  Net service revenue from prepaid subscribers accounted for $2.5 million of the increase in revenue.  The Company purchased approximately 50,000 prepaid subscribers in July 2010, and began offering prepaid plans under the Boost and Virgin Mobile brands.  Postpaid wireless service revenue increased $1.7 million, or 4.8%, in the third quarter of 2010 over 2009.  Average postpaid subscribers increased 5.2% in the current quarter compared to the 2009 third quarter.  Billed revenue per user has declined 0.8% due to an increase in all-inclusive plans, which reduce revenue from higher usage customers, and to increased additions of second phones, such as to a family plan, at lower revenue than the primary phone.  Total credits against gross billed revenue, including fees retained by Sprint Nextel and bad debt write-offs, increased $0.8 million from the third quarter of 2009.   Fees retained by Sprint Nextel increased by $1.4 million, or 27.1%, while bad debt write-offs declined by $0.5 million, or 26.1%.  The increase in fees retained by Sprint Nextel was primarily due to the increase in the net service fee to 12% from 8.8% effective June 1, 2010, as described more fully below.

Index

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

In the second quarter of 2010, Sprint Nextel for the first time exercised their option to review the Net Service Fee percentage, and effective June 2010, the Net Service Fee increased to 12%, the maximum allowed by contract.  The Net Service Fee will remain at 12% until either party requests a review and the review determines that the underlying costs have changed, causing the Fee percentage to drop 100 basis points or more.  This increase is expected to reduce revenues by approximately $0.3 million per month, or nearly $4 million annually, at current levels of revenue.

The increase in tower lease revenue resulted primarily from additional cell site leases.

The increase in equipment revenue resulted from a 4.5% decrease in wireless handsets sold, but at 33% higher net revenue per phone.

The increase in other revenue primarily resulted from a one-time adjustment to straight-line rent accruals recorded in the third quarter of 2010 on a small number of leases due to a determination that the leases were longer-term than initially thought.

In March, 2010, PCS signed Addendum X to the Sprint PCS Management Agreement that allows PCS to sell 3G/4G datacards in our territory, with the expectation that PCS would be able to sell 3G/4G handsets when they became available later in 2010.  In May 2010, 4G services became available in portions of the Harrisburg and York, Pennsylvania, areas of the Company’s PCS territory.  During the third quarter of 2010, 4G capable handsets were our top sellers.

Cost of goods and services

Cost of goods and services increased $2.6 million, or 27.5%, in the 2010 third quarter from the third quarter of 2009.   Costs associated with the prepaid wireless plans included handset subsidies of $1.5 million.  Postpaid handset costs increased $0.7 million, principally due to higher cost smartphones and 4G phones.  Costs of the expanded network and EVDO coverage resulted in a $0.4 million increase in network costs including rent for additional tower and co-location sites, power and backhaul line costs.

Selling, general and administrative

Selling, general and administrative expenses increased $1.8 million, or 42.7%, in the third quarter of 2010 versus the 2009 third quarter, principally due to $1.4 million in pass-through charges related to prepaid wireless revenues.  Operating taxes also increased $0.2 million due to increases in tower and base station assets added during 2009.

Depreciation and amortization

Depreciation and amortization increased $1.2 million in 2010 over the 2009 third quarter, principally due to $1.1 million of amortization on the $6.9 million of acquired prepaid customer contract.

Index

Operating Results for the Nine Months Ended September 30, 2010

(in thousands)	Nine Months Ended September 30,		Change
	2010	2009	$	%

Segment operating revenues
Wireless service revenue	$81,415	$76,348	$5,067	6.6
Tower lease revenue	6,032	5,268	764	14.5
Equipment revenue	4,218	3,485	733	21.0
Other revenue	2,327	1,453	874	60.2
Total segment operating revenues	93,992	86,554	7,438	8.6
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	32,108	27,534	4,574	16.6
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	14,808	12,237	2,571	21.0
Depreciation and amortization	16,927	15,021	1,906	12.7
Total segment operating expenses	63,843	54,792	9,051	16.5
Segment operating income	$30,149	$31,762	$(1,613)	(5.1)

Operating revenues

Wireless service revenue increased $5.1 million, or 6.6%, for the nine months ended September 30, 2010, compared to the comparable 2009 period.  Net service revenue from prepaid subscribers accounted for $2.5 million of the increase in revenue.  The Company purchased approximately 50,000 prepaid subscribers in July 2010, and began offering prepaid plans under the Boost and Virgin Mobile brands.  Postpaid wireless service revenue increased $4.1 million, or 3.8%, in the first nine months of 2010 over the comparable 2009 period.   Average postpaid subscribers increased 5.4% in the first nine months of 2010 compared to 2009.  Billed revenue per user has declined 1.5% due to an increase in all-inclusive plans, which reduce revenue from higher usage customers, and to increased additions of second phones, such as to a family plan, at lower revenue than the primary phone.  Total credits against gross billed revenue, including fees retained by Sprint Nextel and bad debt write-offs, increased $1.5 million, or 4.7%, from 2009.   Fees retained by Sprint Nextel increased by $2.2 million, or 13.7%, while bad debt write-offs declined by $1.0 million, or 18.7%.  The increase in fees retained by Sprint Nextel resulted primarily from Sprint Nextel’s decision to exercise its right to adjust the net service fee from 8.8% to 12.0% effective June 1, 2010; this increase will reduce wireless service revenue by approximately $1.0 million per quarter at current revenue levels.

The increase in tower lease revenue resulted primarily from additional cell site leases.

The increase in equipment revenue resulted primarily from a 4.5% decrease in wireless handsets sold, but at 33% higher net revenue per phone, during the third quarter of 2010 compared to 2009.

The increase in other revenue primarily resulted from a one-time adjustment to straight-line rent accruals recorded in the third quarter of 2010 on a small number of leases due to a determination that the leases were longer-term than initially thought.

Cost of goods and services

Cost of goods and services increased $4.6 million, or 16.6%, in 2010 from the first nine months of 2009.  Costs associated with the prepaid wireless plans included handset subsidies of $1.5 million.  Postpaid handset costs increased $0.8 million, principally due to higher cost smartphones and 4G phones.   Costs of the expanded network and EVDO coverage resulted in a $2.2 million increase in network costs including rent for additional tower and co-location sites, power and backhaul line costs.  Allocated pension costs totaled $0.2 million in the 2010 period.

Index

Network costs are expected to continue to increase for the remainder of 2010 as a result of the full-year impact of additional EVDO sites brought on-line during 2009.

Selling, general and administrative

The $2.6 million increase in selling, general and administrative expense in 2010 over 2009 resulted primarily from $1.4 million in pass-through charges related to prepaid wireless revenues and $0.8 million in allocated pension charges.

Depreciation and amortization

Depreciation and amortization increased $1.9 million in 2010 over the 2009 nine months, due to $1.1 million of amortization on the $6.9 million of acquired prepaid customer contract  and $0.8 million due to capital projects for EVDO capability and new towers and cell sites placed in service during 2009.  Depreciation is expected to continue to increase for the remainder of 2010 as a result of the full-year impact of additional towers, cell sites, and EVDO capability brought on-line during 2009, and as a result of amortization of the acquired prepaid customer contract.

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

The following table shows selected operating statistics of the Wireline segment as of the dates shown:

	Sept. 30, 2010	Dec. 31, 2009	Sept. 30, 2009	Dec. 31, 2008

Telephone Access Lines	23,848	24,358	23,547	24,042
Long Distance Subscribers	12,847	10,851	10,821	10,842
Total Fiber Miles	74,429	53,511	49,175	46,733
Fiber Route Miles	1,314	837	784	756
DSL Subscribers	11,774	10,985	10,549	9,918
Dial-up Internet Subscribers	2,403	3,359	3,787	4,866

Index

Operating Results for the Three Months Ended September 30, 2010

(in thousands)	Three Months Ended September 30,		Change
	2010	2009	$	%

Segment operating revenues
Service revenue	$3,846	$3,594	$252	7.0
Access revenue	3,104	2,766	338	12.2
Facilities lease revenue	3,542	3,991	(449)	(11.3)
Equipment revenue	16	24	(8)	(33.3)
Other revenue	1,178	1,312	(134)	(10.2)
Total segment operating revenues	11,686	11,687	(1)	-
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	4,318	4,346	(28)	(0.6)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,828	1,934	(106)	(5.5)
Depreciation and amortization	2,000	1,999	1	0.1
Total segment operating expenses	8,146	8,279	(133)	(1.6)
Gain on sale of directory	4,000	-	4,000	n/m
Segment operating income	$7,540	$3,408	$4,132	121.2

Operating revenues

Operating revenues overall were unchanged, net, in the third quarter of 2010 from the third quarter of 2009.  The increase in service revenue primarily resulted from a rate increase implemented in March 2010.  The increase in access revenues primarily resulted from carrier access billing adjustments related to calls to 800 numbers. The decrease in facilities lease revenue resulted primarily from replacements of higher cost circuits, such as T-1s, with lower cost circuits, while the decrease in other revenue resulted from lower directory advertising revenues.  The Virginia State Corporation Commission has requested information about access fees that will be used to determine the period over which access fees will be substantially reduced in future periods, and to what extent such reductions may be offset by increases to local service rates.

Operating expenses

Operating expenses decreased slightly in the third quarter of 2010 from the corresponding 2009 period, primarily due to a decrease in bad debt expenses related to the Company’s telephone directory publishing operations.

Gain on sale of directory

The Company sold the telephone directory for $4 million during the third quarter of 2010.

Index

Operating Results for the Nine Months Ended September 30, 2010

(in thousands)	Nine Months Ended September 30,		Change
	2010	2009	$	%

Segment operating revenues
Service revenue	$11,324	$10,566	$758	7.2
Access revenue	9,965	8,576	1,389	16.2
Facilities lease revenue	10,647	10,583	64	0.6
Equipment revenue	45	111	(66)	(59.5)
Other revenue	3,542	3,976	(434)	(10.9)
Total segment operating revenues	35,523	33,812	1,711	5.1
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	13,075	12,563	512	4.1
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	6,993	5,374	1,619	30.1
Depreciation and amortization	5,860	6,334	(474)	(7.5)
Total segment operating expenses	25,928	24,271	1,657	6.8
Gain on sale of directory	4,000	-	4,000	n/m
Segment operating income	$13,595	$9,541	$4,054	42.5

Operating revenues

Operating revenues increased $1.7 million overall in the first nine months of 2010 from the first nine months of 2009, principally due to a $1.0 million adjustment of access revenue, including $0.7 million for prior years, related to NECA traffic sensitive revenues; $0.4 million in overall revenue from the North River subscribers acquired in late 2009; and $0.3 million in additional service revenue due to the rate increase implemented in Shenandoah County in April 2010.  These increases were partially offset by a decrease in directory advertising revenue included in other revenue, and lost revenue due to the decline in average access lines in Shenandoah County during the same time period.

Operating expenses

Operating expenses overall increased $1.7 million, or 6.8%, due to $2.0 million in pension related charges recognized in the second quarter of 2010 in both cost of goods and services and selling, general and administrative, partially offset by a reduction in depreciation expense.  The decrease in depreciation expense primarily resulted from circuit equipment that reached the end of its depreciable life in 2009, while the Company also extended the service lives of certain equipment in late 2009.  Incremental expenses directly attributable to North River operations totaled $0.1 million, primarily in cost of goods and services.

Gain on sale of directory

The Company sold its telephone directory for $4 million during the third quarter of 2010.

Index

Cable Television

The Cable Television segment provides analog, digital and high-definition television service under franchise agreements in Virginia and West Virginia.  The Company has been upgrading its cable systems since early 2009, and currently expects to complete the first round of system upgrades by December 31, 2010.  The Company has introduced expanded video and internet service offerings as market upgrades were completed beginning in the second half of 2009, and began introducing voice service in several upgraded markets as the first quarter of 2010 ended.  The Company has continued rolling out expanded video and internet service offerings, as well as voice service, to additional markets as upgrades have been completed.  In July 2010, the Company acquired additional cable operations in Virginia and West Virginia, and has begun a program of upgrades in many of these markets that will continue into 2012.

The following table shows selected operating statistics of the Cable Television segment as of the dates shown:

	Sept. 30, 2010(1)	Dec. 31, 2009(1)	Sept. 30, 2009(1)	Dec. 31, 2008(1)

Video
Homes Passed (2)	171,662	56,268	64,365	64,365
Customers (3)	64,524	22,773	24,117	25,055
Penetration (4)	37.6%	40.5%	37.5%	38.9%
High-speed Internet
Available Homes (5)	136,998	25,748	21,962	19,405
Customers (3)	27,621	2,083	1,558	1,128
Penetration (4)	20.2%	8.1%	7.1%	5.8%
Voice
Available Homes (5)	118,627	-	-	-
Customers	5,206	-	-	-
Penetration (4)	4.4%	n/a	n/a	n/a
Revenue Generating Units (6)	97,351	24,856	25,675	26,183
Total Fiber Miles	29,388	4,558	4,348	3,860
Fiber Route Miles	1,294	403	393	353

1)
In July 2010, the Company acquired cable operations covering approximately 115 thousand video homes passed, 101 thousand high-speed internet available homes, and 85 thousand voice available homes.  These systems served approximately 41 thousand video subscribers, 21 thousand high-speed internet subscribers, and 3 thousand voice subscribers.  In December 2009, the Company sold several small systems covering approximately 8,100 video homes passed, 840 high-speed internet available homes, approximately 1,700 video customers and less than 100 high-speed internet customers.

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

Index

The Company closed on the acquisition of cable operations from JetBroadBand effective July 30, 2010.  The acquired cable operations offer video, high speed Internet and voice services representing approximately 66,000 revenue generating units in southern Virginia and southern West Virginia.  The acquired networks pass approximately 115,000 homes. The Cable segment results include the operating results of the acquired operations from July 30, 2010 forward.

Operating Results for the Three Months Ended September 30, 2010

(in thousands)	Three Months Ended September 30,		Change
	2010	2009	$	%

Segment operating revenues
Service revenue	$10,585	$3,526	$7,059	200.2
Equipment and other revenue	1,307	339	968	285.5
Total segment operating revenues	11,892	3,865	8,027	207.7

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	8,272	3,285	4,987	151.8
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	6,195	1,309	4,886	373.3
Depreciation and amortization	3,746	895	2,851	318.5
Total segment operating expenses	18,213	5,489	12,724	231.8
Segment operating loss	$(6,321)	$(1,624)	$(4,697)	(289.2)

Operating revenues and expenses

The Company has acquired two sets of cable operations since late in 2008.  The most recent acquisition, of cable operations from JetBroadBand in July 2010, accounts for the major portion of the quarter over quarter changes shown above.  Operating revenues of these acquired cable operations included $6.7 million of service revenue and $0.7 million of other revenue for a total of $7.4 million of the just over $8 million total change.  The remainder of the increase, about $0.6 million, resulted primarily from expanded offerings in the cable markets acquired in 2008 following system upgrades in late 2009 and into early 2010, net of the impact of the sale of several smaller markets in late 2009.

Operating expenses also increased principally due to the new markets acquired, accounting for approximately $9.6 million of direct operating expenses plus an incremental $0.7 million in personnel and related expenses.  Approximately $3.0 million included in selling, general and administrative expenses above represents one-time costs of the acquisition, principally investment advisory fees.  The markets acquired in 2008 generated most of the remainder of the increase, reflecting costs of adding services and subscribers. Operating expenses are expected to continue at elevated levels until all networks are upgraded by 2012 and for a period of time thereafter while marketing efforts continue in recently upgraded markets.

Index

Operating Results for the Nine Months Ended September 30, 2010

(in thousands)	Nine Months Ended September 30,		Change
	2010	2009	$	%

Segment operating revenues
Service revenue	$17,722	$10,682	$7,040	65.9
Equipment and other revenue	2,098	848	1, 250	147.4
Total segment operating revenues	19,820	11,530	8,290	71.9

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	16,001	9,211	6,790	73.7
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	9,939	3,766	6,173	163.9
Depreciation and amortization	5,944	2,513	3,431	136.5
Total segment operating expenses	31,884	15,490	16,394	105.8
Segment operating loss	$(12,064)	$(3,960)	$(8,104)	(204.6)

Operating revenues and expenses

The Company has acquired two sets of cable operations since late in 2008.  The most recent acquisition, of cable operations from JetBroadBand in July 2010, accounts for the major portion of the changes shown above.  Operating revenues of these acquired cable operations included $6.7 million of service revenue and $0.7 million of other revenue for a total of $7.4 million of the $8.3 million total change.  The remainder of the increase, about $0.9 million, resulted primarily from expanded offerings in the cable markets acquired in 2008 following system upgrades in late 2009 and into early 2010, net of the impact of the sale of several smaller markets in late 2009.

Operating expenses also increased principally due to the new markets acquired, accounting for approximately $9.6 million of direct operating expenses plus an incremental $0.7 million in headcount and related expenses.  Approximately $3.1 million included in selling, general and administrative expenses above represents one-time costs of the acquisition, principally investment advisory fees.  The markets acquired in 2008 generated most of the remainder of the increase, reflecting costs of adding services and subscribers.

Operating expenses are expected to continue at elevated levels until all networks are upgraded by 2012 and for a period of time thereafter while marketing efforts continue in recently upgraded markets.

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

Adjusted OIBDA is a non-GAAP financial measure defined by us as operating income (loss) before depreciation and amortization, adjusted to exclude the effects of:  certain non-recurring transactions; impairment of assets; share based compensation expense; business acquisition costs; and pension settlement and curtailment expenses.  Adjusted OIBDA should not be construed as an alternative to operating income or net income as determined in accordance with GAAP, nor as a measure of liquidity.

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

The following table shows adjusted OIBDA for the three and nine months ended September 30, 2010 and 2009:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Adjusted OIBDA	$21,075	$18,899	$61,238	$58,910

Index

The following table reconciles adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure to adjusted OIBDA:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating income	$9,563	$10,569	$28,831	$34,219
Plus depreciation and amortization	12,202	8,151	28,927	24,116
OIBDA	21,765	18,720	57,758	58,335
Less gain on directory sale	(4,000)	-	(4,000)	-
Plus share based compensation expense	260	179	539	475
Plus pension settlement and curtailment expense	-	-	3,781	-
Plus business acquisition expenses	3,050	-	3,160	100
Adjusted OIBDA	$21,075	$18,899	$61,238	$58,910

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

Sources and Uses of Cash. The Company generated $53.7 million of net cash from operations in the first nine months of 2010, compared to $59.5 million in the first nine months of 2009.  Net income (adjusted for the non-cash impairment charge on assets held for sale, net of tax effects) and a difference in timing of income tax payments between 2010 and 2009, accounted for the decrease.

Capital Commitments. Capital expenditures originally budgeted for 2010 for existing operations total approximately $41 million, a decrease of approximately $12 million from total capital expenditures for the full year of 2009.  Capital spending for 2010 will be more evenly spread amongst our three major segments at approximately $12 million to $13 million in each segment.  Capital spending may shift amongst these priorities as opportunities arise, and the Company is prepared to adjust spending in areas based on capacity demands and market conditions.  Having closed on the acquisition of cable operations from JetBroadBand, the Company anticipates increased capital spending to upgrade portions of the JetBroadBand network, particularly related to headends and electronics associated with the cable plant.  The Company’s initial plans reflect an incremental $11 million in JetBroadBand-related capital spending in 2010.  This estimate is subject to change.

For the 2010 nine month period, the Company spent $33.9 million on capital projects, compared to $37.6 million in the comparable 2009 period.  Spending related to Cable TV projects accounted for $14.8 million in the first nine months of 2010 for plant and headend upgrades and additional set top boxes, while Wireline projects accounted for $8.9 million across a variety of projects, Wireless projects for $6.6 million for new and existing sites, and other projects totaling $3.7 million, largely related to information technology projects.

The Company spent $146.6 million during the third quarter of 2010 for the acquisition of cable systems and operations from JetBroadBand; the Company continues to review invoices presented for the period covering the date of the acquisition in order to make any adjustments to the preliminary working capital adjustment.  The Company does not expect any final adjustments to be material.  The Company also disbursed $6.9 million to acquire prepaid subscriber rights from Sprint Nextel, and received $4.0 million from the sale of its telephone directory.

Indebtedness. As of September 30, 2010, the Company’s indebtedness totaled $198.1 million, with an annualized overall weighted average interest rate of approximately 4.13%.  The balance included $7.6 million fixed at 7.37% (the Fixed Term Loan Facility, described further below), $63.3 million fixed at 4.5% (representing the approximately one third of the Term Loan A Facility where the Company has entered into a three year interest rate swap to fix the interest rate) , and the remainder, consisting of the balance of the Term Loan A Facility at a variable rate of 3.77% as of September 30, 2010,  that resets monthly based on one month LIBOR plus a base rate of 3.50% currently.  These loans are more fully described below.

Index

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

Index

These ratios are generally more restrictive than the covenant ratios the Company had been required to comply with under its previously existing debt arrangements.  As of September 30, 2010, the Company was in compliance with the covenants in its credit agreements.

Contractual Commitments. The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to its various long-term debt facilities, and non-cancelable operating lease agreements for retail space, tower space and cell sites.  Expected future minimum contractual cash obligations for the next five years and in the aggregate at September 30, 2010, are as follows:

Payments due by periods

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt principal	$198,137	$12,508	$43,079	$37,960	$104,590
Interest on long–term debt (1)	31,948	7,953	13,530	9,481	984
Operating leases (2)	76,374	9,397	16,150	14,402	36,425
Capital calls on investments	300	300	-	-	-
Purchase obligations (3)	14,449	14,449	-	-	-
Total obligations	$321,208	$44,607	$72,759	$61,843	$141,999
_________

1)	Includes estimated interest payments on variable rate debt based upon outstanding balances and rates in effect at September 30, 2010.
2)	Amounts include payments over reasonably assured renewals.
3)	Represents open purchase orders at September 30, 2010.

The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Revolving Facility will provide sufficient cash to enable the Company to fund planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next 12 months. Thereafter, capital expenditures will likely continue to be required to provide increased capacity to meet the Company’s expected growth in demand for its products and services and complete planned upgrades to the cable networks. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for its products and new market developments and opportunities.  The Company currently expects that it will fund its future capital expenditures and other cash needs primarily with cash on hand, from operations and borrowing capacity under the Company’s existing debt facilities, although there are events outside the control of the Company that could have an adverse impact on cash flows from operations.

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

Recently Issued Accounting Standards

There were no recently issued accounting standards, not adopted by the Company as of September 30, 2010, that are expected to have a material impact on the Company’s results of operations or financial condition.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of September 30, 2010, the Company had $189.8 million of variable rate debt outstanding, bearing interest at a rate of 3.77% as determined on a monthly basis. An increase in market interest rates of 1.00% would add approximately $1.9 million to annual interest expense.  The remaining approximately $7.6 million of the Company’s outstanding debt has a fixed rate of 7.37% through maturity in approximately three years  Due to the relatively short time frame to maturity of this fixed rate debt, market value approximates carrying value of the fixed rate debt.  The Company entered into a swap agreement on $63 million notional principal to pay a fixed rate of 1.00% and receive a variable rate based on one month LIBOR for a three year term to manage a portion of its interest rate risk.

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

As of September 30, 2010, the Company has $6.8 million of cost and equity method investments.  Approximately $3.6 million was invested in privately held companies directly or through investments with portfolio managers.  Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested and an additional $0.3 million committed under contracts the Company has signed with portfolio managers.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934.  The Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

As of September 30, 2010, we have approximately $198 million of total long-term indebtedness,  including the current portion of such indebtedness. Our substantial level of indebtedness could have important consequences. For example, it may:

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

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In conjunction with exercises of stock options, the Company periodically repurchases shares from recipients to cover some of the exercise price of the options being exercised.  The following table provides information about the Company’s repurchases of shares during the three months ended September 30, 2010:

	Number of Shares Purchased	Average Price Paid per Share
July 1 to July 31	1	$17.75
August 1 to August 31	3	$17.82
September 1 to September 30	4	$17.75

Total	8	$17.78

Index

ITEM 6.	Exhibits

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
Date: November 3, 2010

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