Form 10-K
period 2010-12-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2011-03-08
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
__________________
Securities registered pursuant to Section 12(b) of the Act:

The NASDAQ Stock Market, LLC
Common Stock (No Par Value)	(NASDAQ Global Select Market)
(Title of Class)	(Name of Exchange on which Registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2010 based on the closing price of such stock on the NASDAQ Global Select Market on such date, was approximately $397,000,000.

The number of shares of the registrant’s common stock outstanding on February 22, 2011 was 23,767,020.

---------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of Form 10-K into which incorporated
Proxy Statement relating to Registrant’s 2011 Annual Meeting of Shareholders	Part III

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

The Company’s primary market area historically has been the northern Shenandoah Valley of Virginia and surrounding areas.  This market area includes parts of Virginia ranging from Harrisonburg in the south to Winchester in the north.  Following the acquisitions of certain cable assets and customers in December 2008, July 2010, and December 2010, the Company provides cable television, voice and data services to portions of West Virginia, a small area in western Maryland, and to communities across southern and southwestern Virginia.  In November 2009, the Company acquired telephone assets and access lines from the North River Telephone Cooperative serving a portion of northwestern Augusta County, Virginia.

Pursuant to a management agreement with Sprint Nextel Communications, Inc., and its related parties (which we refer to collectively as “Sprint Nextel”), the Company is the exclusive personal communications service (“PCS”) Affiliate of Sprint Nextel providing mobility communications network products and services in the 1900 megahertz spectrum range in the four-state area extending from Harrisonburg, Virginia to Harrisburg, York and Altoona, Pennsylvania.  The Company operates its PCS network under the Sprint Nextel radio spectrum license and Sprint brand.

The Company offers many of its services over its own fiber optic network of approximately 2,656 total miles as of December 31, 2010.  The main lines of the network follow the Interstate 81 corridor from the Harrisonburg, Virginia, area to the Pennsylvania state line, and the Interstate 66 corridor in the northwestern part of Virginia, which loops back to the main line at Winchester, Virginia, after passing through Ashburn, Virginia, where it connects to internet access providers and other telecommunications service providers.  Secondary routes provide alternative routing in the event of an outage. The Company’s fiber network now extends south and west from Harrisonburg, Virginia, through Covington, Virginia, then westward to Charleston, West Virginia, then generally north and currently terminating near Weston, West Virginia.  This extension of the fiber network was largely acquired in conjunction with and to support the Company’s acquisition of cable assets and customers as described above. In addition to its own fiber network, the Company through its telephone subsidiary has a 20 percent ownership in Valley Network Partnership (“ValleyNet”).  ValleyNet offers fiber network facility capacity in western, central, and northern Virginia, as well as the Interstate 81 corridor from Johnson City, Tennessee to Carlisle, Pennsylvania.

The Company’s subsidiaries are certified to offer competitive local exchange services throughout West Virginia and North Carolina, and in Virginia outside of its regulated telephone service area.

Following its acquisition of NTC Communications LLC (“NTC”) in November 2004, the Company provides high speed Internet, video and local and long distance voice services to multi-dwelling unit (“MDU”) communities (primarily off-campus student housing) in Virginia, Maryland, North Carolina, South Carolina, Georgia, Florida, Tennessee, Delaware and the District of Columbia.  NTC was merged into Shentel Converged Services Company (“Converged Services”) as of January 1, 2007, although the Company continues to use the NTC brand at properties that cater to students.  In September 2008, the Company announced its intention to sell Converged Services, and reclassified its assets and liabilities as held for sale, and its operating results as discontinued operations.   The Company continues to pursue its plan to sell Converged Services.

Recent Developments

Acquisition and Disposition of Business Units

In September 2008, the Company announced its intention to dispose of Converged Services, classified its assets and liabilities as held for sale, and reclassified its operating results as discontinued operations for all periods.  Since then, management has been actively pursuing its plan to sell the assets.

Effective December 1, 2008, the Company completed its acquisition of certain cable system assets and customers from Rapid Communications, LLC.  The Company acquired 53 franchises throughout West Virginia and in Alleghany County, Virginia, for approximately $10 million plus transaction costs.  In December 2009, the Company sold cable system assets serving approximately 1,700 customers previously acquired from Rapid Communications, LLC, for $1.5 million.  The Company has invested approximately $25 million to upgrade the network in the remaining areas in order to upgrade existing cable services and to provide expanded offerings including additional video services, high-speed internet access and voice services.  The Company completed these upgrades in December 2010.

Effective November 1, 2009, the Company completed its acquisition of the assets and subscribers of the North River Telephone Cooperative, servicing approximately 1,000 access lines in northern Augusta County, Virginia, for $0.6 million.  The Company committed to invest approximately $1.8 million to upgrade the network and begin offering DSL broadband internet access to the subscribers in this service area. These upgrades were completed and the Company was able to offer DSL service to all customers by the spring of 2010.

Effective July 8, 2010, the Company announced that it had amended its Management Agreement with Sprint Nextel Corporation to allow the Company to begin selling Sprint Nextel’s Boost and Virgin Mobile prepaid wireless plans in its territory.  The Company also purchased from Sprint Nextel the right to receive a share of revenues from approximately 50,000 Virgin Mobile prepaid wireless subscribers currently receiving service in its territory for $138 per subscriber.

Effective July 30, 2010, the Company completed its acquisition of the cable operations of JetBroadBand Holdings, LLC (“JetBroadBand”) for $147.4 million in cash.  The purchase price was financed by a credit facility arranged by CoBank, ACB.

Effective December 1, 2010, the Company completed its acquisition of cable operations from Cequel III Communications II LLC, doing business as Suddenlink Communications (“Suddenlink”), for $4.5 million.  The Company utilized cash on hand to fund the purchase price.

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

Wireless Segment

The business of the Wireless segment is conducted principally by the Company’s Shenandoah Personal Communications Company (“PCS”) subsidiary.  As a PCS Affiliate of Sprint Nextel, this subsidiary provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia.  Through the Company’s Shenandoah Mobile Company subsidiary, the Wireless segment provides tower rental space to affiliates and non-affiliates in the Company’s PCS service area.  This subsidiary owns 146 towers and leases tower space in the PCS service territory in Virginia, West Virginia, Maryland and Pennsylvania to PCS and has 216 leases to other wireless communications providers at December 31, 2010.

PCS has offered personal communications services through a digital wireless telephone and data network since 1995.  In 1999, this subsidiary executed a management agreement with Sprint Nextel.  The network, which utilizes code division multiple access, or CDMA, currently covers 269 miles of Interstates 81 and 83, and a 177 mile section of the Pennsylvania Turnpike between Pittsburgh and Philadelphia, as well as many of the communities near these routes.  This territory includes approximately 2.3 million residents, and our network currently covers more than 87% of them.  Under its agreements with Sprint Nextel, the Company is the exclusive PCS Affiliate of Sprint Nextel in the Company’s territory, providing wireless mobility communications network products and services in the 1900 megahertz spectrum range.  The Company had 235,697 postpaid PCS customers at December 31, 2010, an increase of 5.8% compared to December 31, 2009.  The Company had 66,956 prepaid wireless customers at December 31, 2010, an increase of 17,071 since the initial acquisition of prepaid subscribers.  Of the Company’s total operating revenues, 60.0% in 2010, 63.6% in 2009 and 69.3% in 2008 were generated by or through Sprint Nextel and its customers using the Company's portion of Sprint Nextel’s nationwide PCS network.  No other customer relationship generated more than 2.5% of the Company’s total operating revenues in 2010, 2009 or 2008.

Under the Sprint Nextel agreements, Sprint Nextel provides the Company significant support services, such as customer service, billing, collections, long distance, national network operations support, inventory logistics support, use of the Sprint Nextel brand names, national advertising, national distribution and product development.

The Company records its postpaid PCS revenues, with the exception of certain roaming and equipment sales revenues, based on the net PCS revenues billed by Sprint Nextel, net of an 8% Management Fee and 8.8% Net Service Fee retained by Sprint Nextel. The 8.8% Net Service Fee increased to 12.0% effective June 1, 2010.  Net PCS revenues billed by Sprint Nextel consist of gross monthly recurring charges for service, net of both recurring and non-recurring customer credits, account write offs and other billing adjustments.  In the computation of advance billing deferred revenue, neither the Management Fee nor the Net Service Fee are deferred.

Prepaid revenues are recorded net of a 6% Management Fee retained by Sprint Nextel.  The Company is charged separately for support services provided by Sprint Nextel to prepaid customers.  These charges are calculated based on Sprint Nextel’s national averages for its prepaid programs, and are billed per user or per gross additional customer, as appropriate.  The Company is also charged for its proportionate share of handset subsidies.

The Sprint Nextel agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements.  The Company was in compliance in all material respects with these requirements as of December 31, 2010.

Wireline Segment

The business of the Company’s Wireline segment is conducted primarily by its Shenandoah Telephone Company subsidiary.  This subsidiary provides both regulated and unregulated telephone services and leases fiber optic facilities primarily throughout the Northern Shenandoah Valley.

This subsidiary provides both regulated and non-regulated telephone services to approximately 23,706 customers as of December 31, 2010, primarily in Shenandoah County and small service areas in Rockingham, Frederick, and Warren counties in Virginia, and in northwestern Augusta County, Virginia, due to the acquisition of the North River Telephone Cooperative in November 2009.  This subsidiary provides access for interexchange carriers to the local exchange network.  This subsidiary has a 20 percent ownership interest in ValleyNet, which offers fiber network facility capacity to business customers and other communications providers in western, central, and northern Virginia, as well as the Interstate 81 corridor from Johnson City, Tennessee to Carlisle, Pennsylvania.

The Wireline segment also includes the following entities:

ShenTel Service Company primarily provides information services and Internet access to customers in the northern Shenandoah Valley and surrounding areas.  The Internet service has approximately 2,190 dial-up customers and 11,946 digital subscriber line, or DSL, customers at December 31, 2010.  Since 2005, DSL has been available to all customers in the Company’s regulated telephone service area.  Many of the Company’s dial-up customers are located outside the Company’s regulated telephone service area where the Company does not provide DSL service.  Since the acquisition of North River, the Company has built out DSL capability to this service area, and has been able to offer DSL service to all North River area customers since early 2010.

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

Shenandoah Long Distance Company offers resale of long distance service for calls placed to locations outside the regulated telephone service area by telephone customers.  This operation purchases billing and collection services from the telephone company subsidiary similar to other long distance providers.  In addition, this subsidiary markets facility leases of fiber optic capacity, owned by Shenandoah Network Company and Shenandoah Telephone Company, in surrounding counties and into Herndon, Virginia.  This subsidiary had approximately 10,667 long distance customers at December 31, 2010.

Cable Television Segment

The business of the Company’s Cable Television segment has historically been conducted by its Shenandoah Cable Television Company (“Shenandoah Cable”) subsidiary.   This subsidiary provides coaxial cable-based television service throughout portions of Shenandoah County, Virginia, under franchise agreements with the County and the incorporated municipalities within the County.  Through the Company’s wholly-owned subsidiary Shentel Cable Company (“Shentel Cable”), in recent years the Company has expanded its cable franchise holdings, primarily into West Virginia and southern and southwestern Virginia.  Effective December 1, 2008, Shentel Cable acquired certain cable assets and customers from Rapid Communications, LLC.  In July 2010, Shentel Cable acquired certain cable assets and customers from JetBroadband Holdings, LLC, and in December 2010, acquired certain cable assets and customers from Suddenlink.  Shentel Cable provides coaxial cable-based video, voice and data services to various communities throughout West Virginia, southern and southwestern Virginia, and a small area of western Maryland under a variety of franchise agreements.   Many of these markets are connected by a fiber network of 1,389 miles.

The Company acquired these cable networks with the intention to upgrade and integrate the networks, with the goal of improving existing services and offering expanded video, voice and internet services.  As of December 31, 2010, the Company has upgraded the cable networks acquired from Rapid, and has initiated the upgrade process in several of the networks acquired from JetBroadband.

There were 104,440 cable revenue generating units at December 31, 2010.  A revenue generating unit consists of each separate service (video, voice and internet) subscribed to by a customer.

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

Competition

The communications industry is highly competitive.  We compete primarily on the basis of the price, availability, reliability, variety and quality of our offerings and on the quality of our customer service.  Our ability to compete effectively depends on our ability to maintain high-quality services at prices competitive with those charged by our competitors.  In particular, price competition in the integrated communications services markets generally has been intense and is expected to increase.  Our competitors include, among others, larger providers such as AT&T Inc., Verizon Communications Inc., and various competitive service providers.  The larger providers have substantially greater infrastructure, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than the Company.

In markets where we provide cable services, we also compete in the provision of local telephone services against the incumbent local telephone company.  Incumbent carriers enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including pre-existing customer relationships with virtually all end-users.  Wireless communications providers also are competing with wireline local telephone service providers, which further increases competition.

Competition is intense in the wireless communications industry.  Competition has caused, and we anticipate that competition will continue to cause, the market prices for wireless products and services to decline. Many wireless providers have upgraded, or are in the process of upgrading, their wireless services to better accommodate real-time and downloadable audio and video content as well as Internet browsing capabilities and other services.  Some local governments are deploying broadband or high-speed wireless communications networks within their jurisdictional boundaries to support wireless Internet access at a fixed monthly cost, or in some cases, no charge, to consumers. Our ability to compete effectively will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the wireless industry.

One competitive factor affecting the wireless industry is handset exclusivity, such as with AT&T’s exclusive rights, until recently, with the very popular iPhone.  If we are unable to obtain access to popular handsets, or provide comparable phones, our ability to add new wireless customers may be adversely impacted.

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

The discussion below focuses on the regulation of our wireless subsidiary, Shenandoah Personal Communications Company, our incumbent local exchange carrier (“ILEC”) subsidiary, Shenandoah Telephone Company, and our cable business, conducted by Shenandoah Cable Television Company and Shentel Cable Company.

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

Consumer Privacy. The Company is subject to various federal and state laws intended to protect the privacy of end-users who subscribe to the Company’s services. For example, the FCC has regulations that place restrictions on the permissible uses that the Company can make of customer-specific information, known as Customer Proprietary Network Information (“CPNI”), received from subscribers, and that govern procedures for release of such information to customers in order to prevent identity theft schemes.  Other laws impose criminal and other penalties for the violation of certain CPNI requirements and related privacy protections.  In addition, restrictions exist, and new restrictions are considered from time to time by Congress, federal agencies and states, on the extent to which wireless data customers may be subjected to receiving unsolicited text messages, junk e-mail or spam. Congress, federal agencies and certain states also are considering and may in the future consider imposing additional requirements on entities that possess consumer information to protect the privacy of consumers. Complying with these requirements may impose costs on us or compel us to alter the way we provide or promote our services.

Consumer Protection.  Many members of the wireless industry, including us, have voluntarily committed to comply with the CTIA Consumer Code for Wireless, which includes consumer protection provisions regarding the content and format of bills; advance disclosures regarding rates, terms of service, contract provisions, and network coverage; and the right to terminate service after a trial period or after changes to contract provisions are implemented. The FCC and/or some state commissions are considering imposing additional consumer protection requirements upon wireless service providers, including billing-related disclosures and usage alerts, as well as the adoption of standards for responses to customers and limits on early termination fees.  Adoption of those consumer protection requirements could increase the expenses or decrease the revenue of our wireless business.  Courts also have had, and in the future may continue to have, an effect on the extent to which matters pertaining to the content and format of wireless bills can be regulated at the state level.  Any further changes to these and similar requirements could increase our costs of doing business and our costs of acquiring and retaining customers.

Net Neutrality.  In 2010, the FCC imposed new transparency and “no blocking” requirements on mobile broadband Internet providers.  Under the transparency rule, mobile broadband Internet providers must disclose the network management practices, performance characteristics, and terms and conditions of their broadband services.  Under the “no blocking” rule, mobile broadband providers may not block lawful websites, or block applications that compete with their voice or video telephony services, subject to providers being permitted to engage in “reasonable network management.”  These requirements could increase the expenses or decrease the revenues of our wireless business.  It is not possible to determine what disclosures, broadband network management techniques, or related business arrangements may be deemed reasonable or unreasonable in the future.  We cannot predict how any future regulatory decision relating to net neutrality might affect or ability to manage our broadband network or develop new products or services.

Several parties have already filed court challenges to the FCC’s rules.  In addition, there has been legislative activity regarding overturning the FCC’s requirements.  We cannot predict the outcome of these judicial or legislative proceedings or the effect they might have on our ability to manage our broadband network or develop new products or services.

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

The VSCC has jurisdiction over local telephone companies’ intrastate access charges, and has indicated in the past that it might open a generic proceeding on the rates charged for intrastate access.   The VSCC is in the final phases of determining a plan to phase out common carrier line charges over a period of years.  As currently proposed, the Company’s revenue would decline by approximately $0.3 million annually beginning in 2012 until such charges are eliminated in 2015.

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

Net Neutrality.  In 2010, the FCC imposed new transparency, “no blocking,” and non-discrimination requirements on fixed broadband Internet providers, which are more extensive than the requirements for mobile broadband Internet providers.  Under the transparency rule, fixed broadband providers must disclose the network management practices, performance characteristics, and terms and conditions of their broadband services.  Under the “no blocking” rule, fixed broadband providers may not block lawful content, applications, services, or non-harmful devices, subject to providers being permitted to engage in  “reasonable network management.”  Under the non-discrimination rule, fixed broadband providers may not unreasonably discriminate in transmitting lawful network traffic.  These requirements could increase the expenses or decrease the revenue of our wireline business.  It is not possible to determine what disclosures, broadband network management techniques, or related business arrangements may be deemed reasonable or unreasonable in the future.  We cannot predict how any future regulatory decision relating to net neutrality might affect our ability to manage our broadband network or develop new products or services.

Several parties have already filed court challenges to the FCC’s rules.  In addition, there has been legislative activity regarding overturning the FCC’s requirements.  We cannot predict the outcome of these judicial or legislative proceedings or the effect they might have on our ability to manage our broadband network or develop new products or services.

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

Regulation of Cable Television and Other Video Service Operations

Through Shenandoah Cable Company, we hold franchises to provide cable service in communities and unincorporated areas of Shenandoah County, Virginia.  Through Shentel Converged Services of West Virginia, we have a franchise to provide cable service in a portion of the City of Ranson, West Virginia.  Through Shentel Cable Company, we hold franchises to provide cable service to a number of jurisdictions throughout West Virginia, in numerous communities across southern and southwestern Virginia, and in a small area of western Maryland.

The provision of cable service generally is subject to regulation by the FCC, and cable operators typically also must comply with the terms of the franchise agreement between the cable operator and the local franchising authority. Some states, including Virginia and West Virginia, have enacted regulations and franchise provisions that also can affect certain aspects of a cable operator’s operations.

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

Must-Carry/Retransmission Consent. Cable operators are required by law to carry on their cable systems most commercial and non-commercial television stations broadcasting in a cable system’s local market.  Alternatively, local television stations may require that a cable operator obtain “retransmission consent” for carriage of the station’s signal, which can enable a popular local television station to obtain concessions from the cable operator for the right to carry the station's signal. When stations choose retransmission consent over must-carry, both the station and the cable operator have a duty to negotiate in good faith for such consent.  Many local television stations today are carried by cable operators under the must-carry obligation, but broadcast network affiliates typically are carried pursuant to retransmission consent agreements.  When local television stations are able to obtain concessions from cable operators for the right to carry station signals (which concessions increasingly include the payment of cash), the cost of providing cable service for all cable operators, including us, can increase.

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

Broadband Services.    For information concerning the regulation of Broadband services, see the discussion under “Regulation of Incumbent Local Exchange Carrier Operations – Broadband Services” above.

Net Neutrality.  For information concerning the FCC’s non-discrimination requirements for fixed broadband providers, see the discussion under “Regulation of Incumbent Local Exchange Carrier Operations – Net Neutrality” above.

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

Employees

At December 31, 2010, we had approximately 636 employees, of whom approximately 589 were full-time employees.  None of our employees is represented by a union or covered by a collective bargaining agreement.  We believe that our relationship with our employees is good.

Executive Officers

The following table presents information about our executive officers who, other than Christopher E. French, are not members of our board of directors.  Our executive officers serve at the pleasure of the Board of Directors.

Name	Title	Age	Date in Position
Christopher E. French	President and Chief Executive Officer	53	April 1988

Earle A. MacKenzie	Executive Vice President and Chief Operating Officer	58	June 2003

Adele M. Skolits	Vice President – Finance, Chief Financial Officer and Treasurer	52	September 2007

David E. Ferguson	Vice President of Customer Services	65	November 1982

William L. Pirtle	Vice President of Marketing & Sales – Wireless and Wireline	51	April 2004

Ann E. Flowers	General Counsel, Vice President-Legal and Secretary	54	November 2008

Thomas A. Whitaker	Vice President - Operations	50	June 2010

Edward H. McKay	Vice President – Engineering & Planning	38	June 2010

Christopher S. Kyle	Vice President – Cable Sales & Marketing	38	June 2010

Richard A. Baughman	Vice President – Information Technology	43	June 2010

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

Mr. MacKenzie is Executive Vice President and Chief Operating Officer (COO) of the Company. He joined the Company in 2003. With 36 years of telecom experience, Mr. MacKenzie is responsible for Shentel's daily operations of its many subsidiaries. Mr. MacKenzie was the co-founder and President of Broadslate Networks and Essex Communications. He served as COO of Digital Television Services and as Vice President of Contel Cellular. Mr. MacKenzie is a graduate of The College of William and Mary and holds a BBA in accounting and holds a C.P.A. certificate from the Virginia State Board of Accountancy.

Ms. Skolits serves as Chief Financial Officer and Vice President of Finance at Shentel. She joined the Company in 2007 and is responsible for Shentel's daily financial decisions. Ms. Skolits brings with her 26 years of experience, including 3 years with Revol Wireless where she served as Chief Financial Officer. Ms. Skolits' telecommunications experience also includes serving as Controller for Comcast Metrophone, Director of Financial Operations for Comcast Cellular Communications and Chief Financial Officer of City Signal Communications. Ms. Skolits earned a BS degree in Commerce with a concentration in Accounting from the University of Virginia and she holds a C.P.A. certificate from the Virginia State Board of Accountancy.

Mr. Ferguson is Vice President of Customer Services for Shentel. He has 40 years of experience in the telecommunications industry. Mr. Ferguson has held many positions within Shentel since joining the Company in 1967. He currently oversees the business office functions for the delivery and maintenance of customer services for all of Shentel's subsidiaries. Mr. Ferguson is past president and director of the Virginia Telecommunications Industry Association.

Mr. Pirtle is Vice President of Marketing & Sales – Wireless and Wireline for Shentel. He joined the Company in 1992 as Vice President of Network Services responsible for Shentel's technology decisions, and maintenance and operation of its networks – telephone, cable, cellular, paging and fiber optics. He helped launch Shentel's Internet business in 1994, and led its participation in its wireless PCS business beginning in 1995. He is a graduate of the University of Virginia. Mr. Pirtle is a co-founder of the Shenandoah Valley Technology Council.

Ms. Flowers is General Counsel, Vice President - Legal and Secretary for Shentel.  Prior to joining the Company in November 2008, Ms. Flowers was Of Counsel in the Washington, DC office of Davis Wright Tremaine LLP since 2007, and from 1994 to 2006 was Of Counsel in the Washington, DC office of Cole, Raywid & Braverman, LLP.  Ms. Flowers has extensive legal experience representing telecommunications, media and technology companies.  Ms. Flowers earned a B.A. with honors in Political Science from the University of North Carolina at Chapel Hill, and earned a J.D. cum laude from Georgetown University Law Center.

Mr. Whitaker is Vice President – Operations for Shentel.  Mr. Whitaker joined Shentel in 2004 through the Shentel acquisition of NTC Communications.  Mr. Whitaker is responsible for the ongoing operations and maintenance of Shentel’s Cable, Wireline and Wireless Operations.    Additionally, he supports the Network Operations Center and Data Operations groups for Shentel.  Mr. Whitaker brings 27 years of experience to his support role at Shentel. Mr. Whitaker was previously COO of NTC Communications, and served as VP of Network Operations at Broadslate Networks, Director of Wireless Operations for nTelos, and was Co-Founder and Vice President of Nat-Com, Incorporated.  Mr. Whitaker is a graduate of West Virginia Wesleyan College in Buckhannon, WV.

Mr. McKay is Vice President of Engineering & Planning for Shentel.  Mr. McKay has 15 years of experience in the telecommunications industry, including previous engineering management positions at UUNET and Verizon.  He is a graduate of the University of Virginia, where he earned M.E. and B.S. degrees in Electrical Engineering. He joined Shentel in 2004 and is responsible for network planning and engineering for Shentel’s networks.

Mr. Kyle serves as Vice President of Sales and Marketing – Cable for Shentel.  He joined the Company in 2003 and has led projects in acquisitions, business development and long range planning.  Mr. Kyle has 16 years of experience in telecommunications, consumer products, and investment banking.  He earned a B.A. from Randolph-Macon College and an M.B.A. from the Darden School of Business at the University of Virginia, and has held positions at Cable & Wireless, Broadslate, and Craigie, Inc. (BB&T).  He is also a past President of the Shenandoah Valley Tech Council and has served on the National Exchange Carrier Association’s Average Schedule Committee.

Mr. Baughman is Vice President of Information Technology of Shentel.  He joined the Company in 2006 and brings 16 years of communications and operations experience from a variety of communications companies, including Bellcore/Telcordia, AT&T, Lucent, WINfirst and SureWest.   He is responsible for all of the back-office software and infrastructure systems at Shentel.  Mr. Baughman has a B.S. in Electrical Engineering from Lafayette College and an M.S. in Optics from the University of Rochester.

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

The telecommunications industry is experiencing significant technological change, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences.  Technological advances, industry changes, changes in the regulatory environment, and the availability of additional blocks of spectrum or additional flexibility with respect to the use of currently available spectrum could cause the technology we use to become obsolete.  We and our vendors may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost.

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

Risks Related to our Overall Business Strategy

We may not benefit from our acquisition strategy.

As part of our business strategy, we regularly evaluate opportunities to enhance the value of our company by pursuing acquisitions of other businesses, and we intend to evaluate whether to pursue such strategic acquisition opportunities as they arise, though we remain subject to financial and other covenants in our credit agreements that contain restrictions as to the opportunities we may be able to pursue. We cannot provide any assurance, however, with respect to the timing, likelihood, size or financial effect of any potential transaction involving our company, as we may not be successful in identifying and consummating any acquisition or in integrating any newly acquired business into our operations.
The evaluation of business acquisition opportunities and the integration of any acquired businesses pose a number of significant risks, including the following:

•
acquisitions may place significant strain on our management, financial and other resources by requiring us to expend a substantial amount of time and resources in the pursuit of acquisitions that we may not complete, or to devote significant attention to the various integration efforts of any newly acquired businesses, all of which will require the allocation of limited resources;

•
acquisitions may not have a positive impact on our cash flows or financial performance, even if acquired companies eventually contribute to an increase in our cash flows or profitability, because the acquisitions may adversely affect our operating results in the short term as a result of transaction-related expenses we will have to pay or the higher operating and administrative expenses we may incur in the periods immediately following an acquisition as we seek to integrate the acquired business into our operations;

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

Our ability to comply with the financial covenants under the agreements governing our secured credit facilities will depend primarily on our success in generating sufficient operating cash flow. Under our credit agreements, we are subject to a total leverage ratio covenant, a minimum debt service coverage ratio covenant, a minimum equity to assets ratio covenant, a minimum fixed charge coverage ratio covenant, and a minimum liquidity balance covenant. Industry conditions and financial, business and other factors, including those we identify as risk factors in this and our other reports, will affect our ability to generate the cash flows we need to meet those financial tests and ratios. Our failure to meet the tests or ratios could result in a default and acceleration of repayment of the indebtedness under our credit facilities. If the maturity of our indebtedness were accelerated, we would not have sufficient funds to repay such indebtedness. In such event, our lenders would be entitled to proceed against the collateral securing the indebtedness, which includes substantially our entire assets, to the extent permitted by our credit agreements and applicable law.

Our substantial level of indebtedness could adversely affect our financial health and ability to compete.

As of December 31, 2010, we have approximately $195.1 million of total long-term indebtedness, including the current portion of such indebtedness. Our substantial level of indebtedness could have important consequences. For example, it may:

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

In addition to the term loan secured indebtedness we have incurred, and the $50 million of revolving credit indebtedness we may incur from time to time, we may incur additional indebtedness under our credit facilities. Any additional indebtedness we may incur in the future may subject us to similar or even more restrictive conditions.

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

Risks Related to the Wireless Industry

New disclosure or usage requirements could adversely affect the results of our wireless operations.

As noted above, the FCC is considering imposing additional consumer protection requirements upon wireless service providers, including billing-related disclosures and usage alerts.  Such requirements could increase costs related to or impact the amount of revenue we receive from our wireless services.

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

Regulation by government or potential litigation relating to the use of wireless phones while driving could adversely affect the results of our wireless operations.

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

Subscriber turnover, or churn, has been relatively stable in recent years.  Because of significant competition in the industry in general, the popularity of prepaid wireless service offerings, changes to Sprint Nextel’s competitive position in particular and the overall economic downturn, among other factors, this relative stability may not continue and the future rate of subscriber turnover may be higher than rates in recent periods.  Factors that may contribute to higher churn include the following:

•	inability or unwillingness of subscribers to pay, which would result in involuntary deactivations;

•	subscriber mix and credit class, particularly an increase in sub-prime credit subscribers;

•	competition of products, services and pricing of other providers;

•	increases in the popularity of prepaid services, which historically have higher churn than postpaid services;

•	inadequate network performance and coverage relative to that provided by competitors in our service area;

•	inadequate customer service;

•	increased prices; and,

•	any future changes by Sprint Nextel or the Company in the products and services offered.

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

Under its agreements with us, Sprint Nextel has a substantial amount of control over the conduct of our PCS business.  Accordingly, Sprint Nextel may make decisions that could adversely affect our PCS business, such as the following:

•	Sprint Nextel could price its national plans based on its own objectives and could set price levels or other terms that may not be economically advantageous for us;

•	Sprint Nextel could develop products and services, or establish credit policies, that could adversely affect our results of operations;

•	if Sprint Nextel’s costs to perform certain services exceed the costs we expect, subject to limitations under our agreements, Sprint Nextel could seek to increase amounts charged;

•	Sprint Nextel could make decisions that could adversely affect the Sprint Nextel brand names, products or services;

•
Sprint Nextel could make technology and network decisions that could greatly increase our capital investment requirements and our operating costs to continue offering the seamless national service we provide;

•
Sprint Nextel could restrict our ability to offer new services, such as 4G, needed to remain competitive.  This could put us at a competitive disadvantage relative to other wireless service providers if they begin offering 4G services in our market areas, increasing our churn and reducing our revenues and operating income from wireless services.

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

Under limited circumstances involving non-renewal of our agreement or a breach by the Company, Sprint Nextel may purchase the operating assets of our PCS operations at a discount of 20% in the event of non-renewal, or 28% in the event of a breach, by the Company. These discounts would be applied to the “entire business value” (“EBV”) as that term is defined in our agreement with Sprint Nextel.  EBV is defined as i) the fair market value of a going concern paid by a willing buyer to a willing seller; ii) valued as if the business will continue to utilize existing brands and operate under existing agreements; and, iii) valued as if Manager (Shentel)  owns the spectrum.  Determination of EBV is made by an independent appraisal process.  In addition, Sprint Nextel must approve any assignment of the Sprint Nextel agreements by us.  Sprint Nextel also has a right of first refusal to purchase our PCS operating assets if we decide to sell those assets to a third party.  These restrictions and other restrictions contained in the Sprint Nextel  agreements could adversely affect the value of our common stock, may limit our ability to sell the foregoing assets on advantageous terms, may reduce the value a buyer would be willing to pay, and may reduce the "entire business value," as described in the Sprint Nextel agreements.

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

Sprint Nextel completed a transaction in which it transferred mobile broadband licenses and business operations to Clearwire Corp. and obtained a majority equity ownership interest in Clearwire, with major cable operators, Google Inc., Intel Corporation, Cisco Systems, Inc. and other investors contributing investment capital and obtaining equity in Clearwire.  This transaction was entered with an expectation that Clearwire will expand its broadband networks in large metropolitan areas across the United States and that Sprint Nextel will offer high-speed broadband services (“4G”) in conjunction with Clearwire.

Sprint Nextel’s arrangements with Clearwire and the risks associated with the Clearwire venture might adversely affect our business.  At this point, our Sprint Nextel agreement does not allow us to develop our own 4G network.  The introduction of 4G services in our service area by other operators, independent of arrangements with us, might adversely affect our PCS business.

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

Incumbent cable companies, which have historically provided video service, face competition from direct broadcast satellite providers, and more recently from large providers of wireline telecommunications services (such as Verizon and AT&T), which have begun to upgrade their networks to provide video services in addition to voice and broadband services. Wireless providers also are entering the market for video services by making such services available on handsets and tablets.  In some areas, direct broadcast satellite providers have partnered with large incumbent telecommunications service providers to offer triple-play services.  Moreover, consumers are increasingly accessing video content from alternative sources, such as internet-based websites and applications.  The influx of competitors in this area, together with the development of new technologies to support them, are resulting in significant changes in the business models and regulatory provisions that have applied to the provision of video and other services. These developments may lead to a decline in the price and profitability of video and other services.

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

Any significant impairment of our non-amortizing cable franchise rights would lead to a decrease in our assets and a reduction in our net operating performance.

At December 31, 2010, Shentel Cable had non-amortizing cable franchise rights of approximately $64.2 million, and goodwill of $7.6 million, which together constituted approximately 15.4% of our total assets at that date.  If we make changes in our business strategy or if market or other conditions adversely affect our cable operations, Shentel Cable may be forced to record an impairment charge, which would lead to a decrease in the Company’s assets and reduction in our net operating performance.  We test goodwill and non-amortizing intangible assets for impairment annually or whenever events or changes in circumstances indicate an impairment may have occurred.  If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill and/or the non-amortizing intangible assets, as appropriate, and the fair value of the goodwill and/or non-amortizing intangible assets, in the period in which the determination is made.  The testing of goodwill and non-amortizing intangible assets for impairment requires the Company to make significant estimates about the future performance and cash flows of Shentel Cable, as well as other assumptions.  These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies.  Any changes to key assumptions, or actual performance compared with those assumptions, about Shentel Cable’s business and its future prospects or other assumptions could affect the fair value of Shentel Cable, resulting in an impairment charge.

Our programming costs are subject to demands for increased payments from broadcasters under retransmission consent.

Broadcasters affiliated with major over-the-air network services have been increasing their demands for cash payment for the right to carry local network television signals.  These increased costs cannot always be recouped by increased rates to subscribers.

Risks Related To Broadband Services

Our broadband services may be adversely impacted by legislative or regulatory changes that affect our ability to develop and offer services or that could expose us to liability from customers or others.

The Company provides broadband services to its cable and telephone customers through cable modems and digital subscriber lines (“DSL”), respectively.  The FCC has adopted “open internet” rules, also referred to as “net neutrality,” that could affect the Company’s provision of broadband services.  For example, the rules require transparency as to speed of service and management network management practices, performance characteristics, and terms and conditions of broadband services.  Both the fixed and mobile broadband services are subject to various no blocking requirements and the fixed service is subject to a “no-unreasonable-discrimination” requirement that might prohibit the Company from charging websites for enhanced delivery of content.  Congress may also consider increasing regulatory authority over broadband providers, although specific proposals are not currently pending.

The Federal Trade Commission is also considering rules related to behavioral advertising on the Internet which may extend to broadband service providers.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

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

The Company leases land, buildings and tower space in support of its PCS operations.  As of December 31, 2010, the Company had 496 sites, including sites on property owned by the Company, and 16 leased retail locations.

The Company owns or leases other warehouse, office and retail space in various locations to support its operations.  The leases for the foregoing land, buildings and tower space expire on various dates between 2011 and 2051.  For information about these leases, see Note 13 to the consolidated financial statements appearing elsewhere in this report.

The Company plans to lease additional land, equipment space, and retail space in support of its operations.

ITEM 3.     LEGAL PROCEEDINGS

None

ITEM 4.     (REMOVED AND RESERVED)

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's stock is traded on the NASDAQ Global Select Market under the symbol “SHEN.”  The following table shows the closing high and low sales prices per share of common stock as reported by the NASDAQ Global Select Market for each quarter during the last two years:

2010	High	Low
Fourth Quarter	$19.96	$17.49
Third Quarter	19.63	16.15
Second Quarter	19.86	15.68
First Quarter	20.99	16.93

2009	High	Low
Fourth Quarter	$20.94	$16.25
Third Quarter	21.03	16.82
Second Quarter	24.23	17.08
First Quarter	28.32	17.09

As of February 22, 2011, there were 4,279 holders of record of the Company’s common stock.

Shenandoah Telecommunications Company historically has paid annual cash dividends on or about December 1 of each year.  The cash dividend was $0.33 per share in 2010 and $0.32 per share in 2009.  Dividends are paid to Shenandoah Telecommunications Company shareholders from accumulated dividends paid to it by its operating subsidiaries.   Under the Company’s credit agreement with CoBank dated July 30, 2010, the Company is restricted in its ability to pay dividends in the future.  So long as no Default or Event of Default (as such term is defined in the credit agreement) exists before, or will result after giving effect to such dividends, distributions or redemptions on a pro forma basis, the Company may declare or pay a lawful dividend or other distribution of assets, or retire, redeem, purchase or otherwise acquire capital stock in an aggregate amount which when added to any such dividends, distributions or redemptions of capital stock or other equity interest made, declared or paid from and after January 1, 2010 does not exceed 50% of the Company’s consolidated net income (excluding non-cash extraordinary items such as write-downs or write-ups of assets, other than current assets) from October 1, 2009 to the date of declaration of any such dividends, distributions or redemptions.

The following graph and table show the cumulative total shareholder return on the Company’s common stock compared to the NASDAQ U.S. Index and the NASDAQ Telecommunications Index for the period between December 31, 2005 and December 31, 2010.  The NASDAQ Telecommunications Index includes 152 companies that represent a wide mix of telecommunications service and equipment providers and smaller carriers that offer similar products and serve similar markets.  The graph assumes $100 was invested on December 31, 2005 in (1) the Company’s common stock, (2) the NASDAQ U.S. Index and (3) the NASDAQ Telecommunications Index, and that all dividends were reinvested and market capitalization weighting as of December 31, 2006, 2007, 2008, 2009 and 2010.

	2005	2006	2007	2008	2009	2010
Shenandoah Telecommunications Company	100	120	186	220	163	152
NASDAQ U.S. Index	100	110	119	57	83	98
NASDAQ Telecommunications Index	100	131	117	67	101	130

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In addition, in conjunction with the award of shares or exercises of stock options, the Company periodically repurchases shares from certain recipients to cover the minimum statutory tax withholding requirements associated with the transaction.  The following table provides information about the Company’s repurchases of shares during the three months ended December 31, 2010:

	Number of Shares Purchased	Average Price Paid per Share

October 1 to October 31	3	$18.48
November 1 to November 30	-	-
December 1 to December 31	4	$18.72

Total	7	$18.63

ITEM 6.     SELECTED FINANCIAL DATA

The following table presents selected financial data as of December 31, 2010, 2009, 2008, 2007 and 2006 and for each of the years in the five-year period ended December 31, 2010.

The selected financial data as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010 are derived from the Company’s audited consolidated financial statements appearing elsewhere in this report. The selected financial data as of December 31, 2008, 2007 and 2006 and for the years ended December 31, 2007 and 2006 are derived from the Company’s audited consolidated financial statements not included in this report.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

( in thousands, except share and per share data.)

	2010	2009	2008	2007	2006

Operating revenues (a)	$194,889	$160,616	$144,424	$130,365	$158,894
Operating expenses (a)	162,652	117,789	99,213	94,091	133,565
Operating income	36,237	42,827	45,211	36,274	25,329
Interest expense	4,716	1,361	1,009	1,873	2,362
Income taxes	13,355	17,465	17,494	14,942	14,026

Net income from continuing operations (b)	$18,718	$25,084	$26,069	$21,921	$20,492
Discontinued operations, net of tax (c)	(643)	(9,992)	(1,924)	(3,361)	(2,729)
Cumulative effect of a change in accounting, net of tax	-	-	-	-	(77)
Net income	$18,075	$15,092	$24,145	$18,560	$17,686
Total assets	466,437	271,725	266,837	222,512	208,864
Total debt – including current maturities	195,112	32,960	41,359	21,907	26,016

Shareholder Information:
Shares outstanding	23,766,873	23,680,843	23,605,467	23,508,525	23,284,284
Income per share from continuing operations-diluted	$0.79	$1.06	$1.11	$0.93	$0.88
Loss per share from discontinued operations-diluted	(0.03)	(0.42)	(0.08)	(0.14)	(0.12)
Loss per share from cumulative effect of a change in accounting (d)	-	-	-	-	-
Net income per share-diluted	0.76	0.64	1.03	0.79	0.76
Cash dividends per share	$0.33	$0.32	$0.30	$0.27	$0.25

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

(c)
Discontinued operations include the operating results of Converged Services.  The Company announced its intention to dispose of Converged Services in September 2008, and reclassified its operating results as discontinued for all periods presented.  In 2009, the Company recognized an impairment loss of $17.5 million, or $10.7 million net of tax, to write-down the net assets of Converged Services to their estimated fair value. In 2010, the Company recognized an additional impairment loss of $1.9 million, or $1.1 million net of tax, to write-down the net assets of Converged Services to their current estimated fair value.

(d)	The cumulative effect adjustment shown above for 2006 represents approximately ($0.003) per share.

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

The Cable TV segment provides video, internet and voice services in Virginia, West Virginia and effective December 1, 2010, portions of western Maryland.

The Company is the exclusive provider of wireless mobility communications network products and services on the 1900 MHz band under the Sprint brand from Harrisonburg, Virginia to Harrisburg, York and Altoona, Pennsylvania.  The Company’s primary service area for the wireline and cable television businesses was historically Shenandoah County, Virginia. The county is a rural area in northwestern Virginia, with an estimated population of approximately 41,000 inhabitants.  The Company believes that the potential for significant numbers of additional wireline customers in the Shenandoah County operating area is limited.  With the acquisition in December 2008 of cable system assets and customers from Rapid Communications, LLC, through the Company’s Shentel Cable Company subsidiary, the Company has expanded its cable television services to portions of West Virginia and Alleghany County, Virginia.  In November 2009, the Company acquired approximately 1,000 telephone access lines in northwestern Augusta County, Virginia, by acquiring the assets of the North River Telephone Cooperative. In July 2010, the Company further expanded its cable television services through the acquisition of cable system assets and customers from JetBroadband, LLC, located throughout southern Virginia and southern West Virginia, and in December 2010, with the acquisition of cable assets and customers in West Virginia and Oakland, Maryland, from Cequel III Communications II LP, doing business as Suddenlink.

As a result of the November 30, 2004 acquisition of the 83.9% of NTC Communications, L.L.C. (“NTC”) that the Company did not already own, the Company, through its subsidiary Shentel Converged Services, provides local and long distance voice, video, and Internet services on an exclusive and non-exclusive basis to MDU communities, consisting primarily of off-campus college student housing throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee, Mississippi and Delaware. Since late 2008, Converged Services has been classified as a discontinued operation and its assets and liabilities reclassified as held for sale in the consolidated financial statements.  The Company continues to pursue its plan to sell these assets.

The Company sells and leases equipment, mainly related to the services it provides.  The Company participates in emerging services and technologies by investment in technology venture funds and direct investment in non-affiliated companies.

Significant Transactions

The 2010, 2009 and 2008 financial results of the Company reflected several significant transactions.  These transactions should be noted in understanding the financial results of the Company for 2010, 2009 and 2008.

Converged Services

In September 2008, the Company announced its intention to sell its Converged Services segment.  The operating results of this segment were reclassified to discontinued operations, and the assets and liabilities were reclassified as assets and liabilities held for sale.  Certain general overhead costs previously charged or allocated to the Converged Services segment are not appropriately chargeable to discontinued operations, and these costs have been reclassified to the “Other” segment within continuing operations for all periods presented.  In March 2009, based upon an assessment of fair value based upon bids received in the auction process, the Company recognized an impairment charge totaling $17.5 million ($10.7 million, net of taxes), on the assets held for sale.  The impairment charge was included in discontinued operations.  During the fourth quarter of 2010, based upon developments in the process of selling these assets, the Company determined that the fair value of Converged Services had declined from earlier estimates.  Accordingly, the Company recorded an impairment loss of $1.9 million ($1.1 million, net of taxes) to further reduce the carrying value of these assets to their revised estimated fair value less cost to sell.  As of December 31, 2010, negotiations to complete the sale continue.  At this time, the Company has determined that there has been no additional impairment to the carrying value of the assets.

Acquisition of Cable Assets from Rapid Communications, Inc.

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

Changes in Pension Plans

On November 30, 2006, the Company announced that it would freeze benefit accruals for all participants in the Company’s defined benefit pension plans as of January 31, 2007, and that it intended to terminate and settle the defined benefit pension plan.  During the second quarter of 2010, the Company completed the settlement of its defined benefit pension plan following the receipt of a favorable tax determination letter in February, 2010.  In order to complete the settlement, the Company contributed $987 thousand to fully fund the pension obligations, and recognized $3.6 million of pension expense from other comprehensive income.  During the second quarter of 2010, the Company also curtailed future participation in the Company’s SERP.  Current participants may remain in the SERP and will continue to earn returns (either gains or losses) on invested balances, but the Company will make no further contributions to the SERP and no new participants will be eligible to join the SERP.  As a result of the curtailment, the Company recognized a curtailment loss of $666 thousand, consisting of actuarial losses previously recorded in other comprehensive income.

Acquisition of Virgin Mobile Customers and Initiation of Prepaid Wireless Sales

On July 8, 2010, the Company acquired the right to receive a share of revenues from approximately 50,000 Virgin Mobile customers in our service area, and effective July 11, 2010, the Company began selling Virgin Mobile and Boost prepaid products and services under an amendment to the Sprint agreements.  Based upon the initial subscriber base acquired, the Company recognized approximately $0.9 million in monthly revenue and approximately $0.3 million in monthly expenses related to prepaid customers.  The Company recognized amortization on the $6.9 million capitalized purchase price of the acquired contract for the 50,000 acquired Virgin Mobile subscribers.  The amortization of the acquired subscriber base will approximate the life of the customers acquired, gradually decreasing over the expected four year life of this asset.  The Company incurs significant costs of acquisition (including handset subsidies, commissions, and other sales and marketing costs) in the month of a new customer activation.   New customers are expected to generate net income over their service life.  Due to expensing all costs of acquisition in the month of acquisition, the sale of prepaid products and services will have a net negative impact on operating results until the base of customers is sufficient such that the aggregate monthly revenue less recurring expenses exceeds the up-front costs for new activations.

Acquisition of JetBroadBand

On April 16, 2010, the Company announced that it had signed an asset purchase agreement to purchase the cable operations of JetBroadBand for $148 million in cash, subject to certain adjustments.  On July 30, 2010, the Company completed this acquisition.  The acquired cable operations offer video, high speed Internet and voice services representing approximately 66,000 revenue generating units in southern Virginia and southern West Virginia.  The acquired networks pass approximately 115,000 homes.  The acquired cable operations’ operating results are now included in the Company’s Cable Television segment significantly impacting that segment’s operating revenues and expenses in subsequent periods.  Various fees and other expenses associated with the acquisition increased the Company’s operating expenses by approximately $3.1 million in 2010.

The acquisition of JetBroadBand is consistent with the Company’s business strategy which focuses on meeting the growing demand for broadband services, and the advantages of cable systems in providing broadband services.  We believe the fiber/coax network of a cable system is technically superior and more cost effective at delivering voice, video and data, than is the fiber/twisted pair network of a telephone company.  Our primary competitors in the areas JetBroadBand served will be the incumbent telephone companies.  With our focus on providing quality service, we expect to be able to effectively compete for market share.

JetBroadBand operates in southern Virginia and southern West Virginia, a close geographic fit with our existing markets and only a few hours away from our executive offices in Edinburg, Virginia.  The integration of the Rapid Communications acquisition was successfully completed and we are now meeting and exceeding our growth expectations.  By combining our management team’s experience in upgrading the Rapid Communications markets with the financial resources we’ve obtained on attractive terms, we believe we can accelerate growth in the JetBroadBand markets.

This acquisition provides further diversification of our revenues and provides scale to our cable operations.  We are optimistic about the growth opportunities in cable, but our existing cable operations were not of an adequate size, and did not enjoy the margins benefitting larger operators. The acquisition will help improve the economies of scale of our cable business, and will allow us to leverage our management team, back office systems and assets, helping to maximize the investment return.  The current JetBroadBand penetration levels of services per homes passed are lower than industry norms.  Reaching industry average penetration levels alone presents a significant opportunity for growth.  The acquisition of JetBroadBand is expected to cause a downward trend in net income in the initial few years, with the biggest negative impact most likely occurring in 2011, the first full year of operation.  We expect to begin to realize the long term positive impact of the JetBroadBand acquisition on our results of operations in 2012 and beyond.

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

Under the Sprint Nextel Management Agreement, postpaid wireless service revenues are reported net of an 8% Management Fee and, since its imposition effective January 1, 2007, the Net Service Fee retained by Sprint Nextel.  The Net Service Fee was initially set at 8.8%, and was increased to 12%, the maximum allowed under the management Agreement, effective June 1, 2010.  Prepaid wireless service revenues are reported net of a 6% Management Fee.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company evaluates the recoverability of deferred tax assets generated on a state-by-state basis from net operating losses apportioned to that state.  Management uses a more likely than not threshold to make the determination if a valuation allowance is warranted for tax assets in each state. Management will evaluate the effective rate of taxes based on apportionment factors, the Company’s operating results, and the various state income tax rates.  Currently, management anticipates that the future effective income tax rate will be approximately 41%.

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

Fair Value of Converged Services

The Company’s assessment of the fair value of the Converged Services assets as of December 31, 2010, is based upon the most recent sales proposals currently under consideration.  Based upon this assessment, the Company has concluded that the fair value (less costs required to sell) was less than the current carrying value of these assets, and an impairment loss of $1.9 million, pre-tax, or $1.1 million after tax, was recorded as of December 31, 2010.  The ultimate selling price will depend on the dynamics of the market and the sale process, and the financial circumstances of the telecommunications industry and the buyers at the time of the sale.  It is not possible at this time to anticipate how all of these factors might influence the final sales price or whether the eventual sale will result in a future gain or loss.

Other

The Company does not have any unrecorded off-balance sheet transactions or arrangements: however, the Company has significant commitments under operating leases and is subject to up to $0.3 million in capital calls under its investments.

Results of Continuing Operations

2010 Compared to 2009

Consolidated Results

The Company’s consolidated results from continuing operations for the years ended December 31, 2010 and 2009 are summarized as follows:

(in thousands)	Years Ended December 31,		Change
	2010	2009	$	%

Operating revenues	$194,889	$160,616	$34,273	21.3
Operating expenses	162,652	117,789	44,863	38.1
Gain on sale of directory	4,000	-	4,000	n/a
Operating income	36,237	42,827	(6,590)	(15.4)
Other income (expense)	(4,164)	(278)	(3,886)	1397.8
Income tax expense	13,355	17,465	(4,110)	(23.5)
Net income from continuing operations	$18,718	$25,084	$(6,366)	(25.4)

Operating revenues

Operating revenues increased $34.3 million, or 21.3%, in 2010 over 2009, primarily due to an increase of $9.1 million in service revenue in the Wireless segment and the additional $19.1 million of revenue from the Shentel Cable acquisitions in July and December 2010.  All other Company revenues increased by $6.1 million in 2010 from 2009.  This increase included $3.1 million in additional Wireless segment tower lease, equipment and other revenues; $1.9 million in additional Cable segment revenues from the cable systems acquired in 2008 and the balance in Wireline segment service and access revenues.

Operating expenses

Operating expenses increased $44.9 million, or 38.1%, compared to the 2009 period.  The Cable segment operations accounted for $30.2 million of the year over year increase; this included $19.6 million from the systems acquired in 2010, including approximately $3.3 million in transaction-related costs.  Wireless segment operating expenses increased $14.0 million, including $8.3 million in costs associated with prepaid subscribers.  Wireline segment operating expenses increased $1.7 million overall, largely due to costs associated with the pension settlement.  Overall, the changes in the pension plan resulted in approximately $3.8 million of operating expense across all segments during 2010.

Gain on sale of directory

The Company sold its telephone directory for $4 million in cash during the third quarter of 2010.

Other income (expense)

The change in other income (expense) resulted primarily from interest costs associated with the additional debt utilized to finance the acquisition of cable systems during 2010.  Investment results and other non-operating items both generated less income in 2010 than 2009.

Income tax expense

The Company’s effective tax rate on income from continuing operations increased from 41.0% in 2009 to 41.6% in 2010 principally due to changes in the allocation of taxable income to states with higher tax rates.

Net income from continuing operations

Net income from continuing operations decreased $6.4 million in 2010 from 2009, primarily as a result of one-time charges related to the pension plans and the transaction costs associated with the cable acquisitions in 2010, the net costs of acquiring new prepaid wireless customers, and the incremental interest expenses associated with the debt utilized to acquire the cable systems, partially offset by the gain from the sale of the directory during 2010.

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

PCS receives revenues from Sprint Nextel for subscribers that obtain service in PCS’s network coverage area.  PCS relies on Sprint Nextel to provide timely, accurate and complete information to record the appropriate revenue for each financial period.  Postpaid revenues received from Sprint Nextel are recorded net of fees, as defined, retained by Sprint Nextel.  Through May 31, 2010, such fees totaled 16.8% of net billed revenue; effective June 1, 2010, the net service fee component increased from 8.8% to 12.0%, bringing the total postpaid fees retained by Sprint Nextel to 20%.  The fee increase resulted in Sprint Nextel retaining an additional $0.3 million of revenue per month at current levels of revenue.

Beginning in July 2010, the Company began offering prepaid wireless products and services in its PCS network coverage area.  Prepaid revenues received from Sprint Nextel are reported gross of expenses passed through from Sprint Nextel.  The Company pays handset subsidies to Sprint Nextel for the difference between the selling price of handsets and their cost, in the aggregate and as a net cost.  The revenue and expense components reported to us by Sprint Nextel are based on Sprint Nextel’s national averages for prepaid services, rather than being specifically determined by customers homed in our geographic service areas.  Sprint Nextel retains a 6% Management Fee on prepaid revenues.

The following tables show selected operating statistics of the Wireless segment as of the dates shown:

	Dec. 31,	Dec. 31,	Dec. 31,
	2010	2009	2008
Retail PCS Subscribers – Postpaid	235,697	222,818	211,462
Retail PCS Subscribers – Prepaid	66,956	-	-
PCS Market POPS (000) (1)	2,337	2,327	2,310
PCS Covered POPS (000) (1)	2,049	2,033	1,931
CDMA Base Stations (sites)	496	476	411
EVDO-enabled sites	381	334	211
EVDO Covered POPS (000)	1,981	1,940	1,663
Towers	146	140	118
Non-affiliate Cell Site Leases	216	196	183
Net PCS Subscriber Additions – Postpaid (2)	12,879	11,356	24,159
Net PCS Subscriber Additions – Prepaid (3)	17,071	-	-
PCS Average Monthly Retail Churn % - Postpaid (4)	1.89%	2.09%	1.86%
PCS Average Monthly Retail Churn % - Prepaid (4)	4.85%	-	-

1)
POPS refers to the estimated population of a given geographic area and is based on information purchased from third party sources.  Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the network’s service area.

2)	For the twelve months ended.
3)	Since initiation of prepaid offerings in July 2010; excludes prepaid subscribers purchased.
4)
PCS Average Monthly Retail Churn is the average of the monthly subscriber turnover, or churn, calculations for the period.  For Postpaid, it is the average for the twelve months shown; for Prepaid, it is the average for the period July through December, 2010.

(in thousands)	Years Ended December 31,		Change
	2010	2009		$		%

Segment operating revenues
Wireless service revenue	$111,279	$102,196	$9,083		8.9
Tower lease revenue	8,145	7,144	1,001		14.0
Equipment revenue	5,713	4,522	1,191		26.3
Other revenue	2,751	1,833	918		50.1
Total segment operating revenues	127,888	115,695	12,193		10.5

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	44,794	38,129	6,665		17.5
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	21,558	17,098	4,460		26.1
Depreciation and amortization	23,187	20,293	2,894		14.3
Total segment operating expenses	89,539	75,520	14,019		18.6
Segment operating income	$38,349	$40,175	$(1,826)		(4.5)

Operating revenues

Wireless service revenue increased $9.1 million, or 8.9%, for 2010 over 2009.  Prepaid wireless service revenue generated $5.6 million of the year over year increase, with prepaid customers increasing to nearly 67 thousand at December 31, 2010, from the initial acquisition of approximately 49,900 customers from Sprint Nextel in July 2010.  Postpaid wireless service revenue increased $3.5 million, net of fees and adjustments, or 3.4%.  Average postpaid subscribers for 2010 increased 5.4% compared to 2009.  Wireless service revenues are shown net of Sprint fees, billing credits and adjustments, and write-offs.  Total credits against gross billed revenue were up $0.4 million from 2009, while allocated write-offs were down $1.2 million.  Fees retained by Sprint Nextel on postpaid revenues increased $3.7 million in 2010 from 2009.  The increase in the postpaid Net Service Fee from 8.8% of billed revenue to 12.0%, effective June 1, 2010, resulted in approximately $2.6 million of the fee increase, with the remainder due to growth in net billed revenues.

The increase in tower lease revenue resulted from additional cell site leases and higher rates on existing leases.

The increase in equipment revenue resulted from higher revenues per handset sold as discounts have decreased, partially offset by a decline in overall handsets sold.

The increase in other revenue primarily resulted from a one-time adjustment to straight-line rent accruals recorded in the third quarter of 2010 on a small number of leases due to a determination that the leases were longer-term than initially thought.

Cost of goods and services

Cost of goods and services increased $6.7 million, or 17.5%, in 2010 from 2009.  Handset subsidies associated with the new prepaid wireless plans totaled $3.2 million in 2010.  Costs of handsets for postpaid phones increased $0.8 million due to higher cost smartphones and 4G phones.  Costs of the expanded network coverage and roll-out of EVDO coverage resulted in a $2.2 million increase in network costs including rent of $1.5 million for additional tower and co-location sites, additional power costs of $0.2 million and $0.5 million in additional backhaul line costs.

Selling, general and administrative

Selling, general and administrative expenses increased $4.5 million in 2010 from 2009 due to $3.0 million of incremental selling and marketing expenses associated with the prepaid wireless plans.  Other increases included $0.8 million in allocated pension charges and $0.3 million in higher operating taxes, principally property taxes.

Depreciation and amortization

Depreciation and amortization increased $2.9 million in 2010 over 2009, principally due to $2.0 million of amortization on the $6.9 million of acquired prepaid subscriber base, and $0.9 million due to capital projects for EVDO capability and new cell sites placed in service in 2009 and continuing throughout 2010.  Depreciation and amortization is expected to continue to increase in 2011, primarily due to the full year impact of amortization on the acquired prepaid subscriber base.

Cable Television

The Cable Television segment provides analog, digital and high-definition television service under franchise agreements in Virginia and West Virginia.  The Company has been upgrading its cable systems since early 2009, and completed the first round of system upgrades in December 2010.  The Company has introduced expanded video and internet service offerings as market upgrades were completed beginning in the second half of 2009, and began introducing voice service in several upgraded markets as the first quarter of 2010 ended.  The Company has continued rolling out expanded video and internet service offerings, as well as voice service, to additional markets as upgrades have been completed.  In July 2010, the Company acquired additional cable operations in Virginia and West Virginia, and has begun a program of upgrades in many of these markets that will continue into 2012.  In December 2010, the Company acquired additional cable operations in West Virginia and Maryland.

The following table shows selected operating statistics of the Cable Television segment as of the dates shown:

	Dec. 31, 2010(1)	Dec. 31, 2009(1)	Dec. 31, 2008(1)

Video
Homes Passed (2)	178,763	56,268	64,365
Customers (3)	67,307	22,773	25,055
Penetration (4)	37.7%	40.5%	38.9%
High-speed Internet
Available Homes (5)	144,099	25,748	19,405
Customers (3)	30,807	2,083	1,128
Penetration (4)	21.4%	8.1%	5.8%
Voice
Available Homes (5)	118,652	-	-
Customers	6,326	-	-
Penetration (4)	5.3%	n/a	n/a
Revenue Generating Units (6)	104,440	24,856	26,183
Total Fiber Miles	31,577	4,558	3,860
Fiber Route Miles	1,389	403	353

1)
In December 2010, the Company acquired cable operations covering approximately seven thousand video homes passed and high-speed internet available homes, serving approximately three thousand video subscribers and one thousand high-speed internet subscribers.  In July 2010, the Company acquired cable operations covering approximately 115 thousand video homes passed, 101 thousand high-speed internet available homes, and 85 thousand voice available homes.  These systems served approximately 41 thousand video subscribers, 21 thousand high-speed internet subscribers, and 3 thousand voice subscribers.  In December 2009, the Company sold several small systems covering approximately 8,100 video homes passed, 840 high-speed internet available homes, approximately 1,700 video customers and less than 100 high-speed internet customers.

2)
Homes and businesses are considered passed (“homes passed”) if we can connect them to our distribution system without further extending the transmission lines.  Homes passed is an estimate based upon the best available information.

3)
Generally, a dwelling or commercial unit with one or more television sets connected to our distribution system counts as one video customer.  Where video or internet services are provided on a bulk basis, such as to hotels and some multi-dwelling units, the revenue charged to the bulk customer is divided by the rate for comparable retail service in the local market to determine the number of customer equivalents included in the customer counts shown above.

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

6)	Revenue generating units are the sum of video, voice and high-speed internet customers.

(in thousands)	Years Ended December 31,		Change
	2010	2009	$	%

Segment operating revenues
Service revenue	$32,215	$14,257	$17,958	126.0
Equipment and other revenue	4,287	1,306	2,981	228.3
Total segment operating revenues	36,502	15,563	20,939	134.5

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	26,704	12,550	14,154	112.8
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	13,835	5,383	8,452	157.0
Depreciation and amortization	11,314	3,700	7,614	205.8
Total segment operating expenses	51,853	21,633	30,220	139.7
Segment operating loss	$(15,351)	$(6,070)	$(9,281)	(152.9)

The Company closed on the acquisition of cable operations from JetBroadBand effective July 30, 2010.  The acquired cable operations offer video, high speed Internet and voice services representing approximately 66,000 revenue generating units in southern Virginia and southern West Virginia.  The acquired networks pass approximately 115,000 homes. The Company closed on the acquisition of cable operations from Cequel III Communications II, LP, doing business as Suddenlink, effective December 1, 2010.  These acquired cable operations offer video and high-speed internet services representing approximately four thousand revenue generating units in West Virginia and Maryland.  These acquired networks pass approximately seven thousand homes.  The Cable segment results include the operating results of the acquired operations from July 30, 2010 and December 1, 2010 forward, respectively.

Operating revenues and expenses

The Cable segment operating revenues increased $20.9 million overall in 2010 over 2009; approximately $19.1 million of that increase resulted from the cable systems acquired in 2010.  The cable operations acquired in late 2008 generated approximately $1.7 million of the year over year increase in operating revenues, driven by upgrades to higher levels of video services and expansion of voice and internet services following the completion of network upgrades and roll-outs of new and improved services.  The cable systems acquired in 2010 added approximately $19.6 million in direct operating expenses to the 2010 totals, including approximately $3.2 million in transaction-related expenses.  Depreciation and amortization expense included an incremental $3.6 million of amortization expense resulting from the July 2010 acquisition that is being amortized at an accelerated rate.   The cable systems acquired in 2008 generated an incremental $4.8 million in direct operating expenses in 2010 over those incurred in 2009, driven by costs to add subscribers and depreciation expenses for network upgrades placed in service in late 2009 and during 2010.  The Cable segment incurred approximately $0.6 million in pension related charges in the second quarter of 2010.  Incremental allocated costs, principally employee related costs, represented the remainder of the increase in Cable segment operating expenses.

Cable segment results will be significantly different in 2011, reflecting the full year impact of both acquisitions and the incremental expenses associated with network upgrades and costs of adding subscribers in both new markets.

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

	Dec. 31,	Dec. 31,	Dec. 31,
	2010	2009	2008
Telephone Access Lines	23,706	24,358	24,042
Long Distance Subscribers	10,667	10,851	10,842
Total Fiber Miles	71,118	53,511	46,733
Fiber Route Miles	1,267	837	756
DSL Subscribers	11,946	10,985	9,918
Dial-up Internet Subscribers	2,190	3,359	4,866

(in thousands)	Years Ended December 31,		Change
	2010	2009	$	%

Segment operating revenues
Service revenue	$15,222	$14,193	$1,029	7.3
Access revenue	13,027	11,225	1,802	16.1
Facilities lease revenue	14,202	14,215	(13)	(0.1)
Equipment revenue	47	148	(101)	(68.2)
Other revenue	4,703	5,282	(579)	(11.0)
Total segment operating revenues	$47,201	$45,063	$2,138	4.7
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	17,503	16,773	730	4.4
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	8,845	7,397	1,448	19.6
Depreciation and amortization	7,883	8,317	(434)	(5.2)
Total segment operating expenses	34,231	32,487	1,744	5.4
Gain on sale of directory	4,000	-	4,000	n/a
Segment operating income	$16,970	$12,576	$4,394	34.9

Operating revenues

Operating revenues increased $2.1 million, or 4.7%, in 2010 from 2009.  The increase in service revenues resulted primarily from a rate increase implemented in early 2010 in Shenandoah County and the acquisition in late 2009 of telephone subscribers of the North River Telephone Cooperative, each representing approximately $0.4 million, and an increase in internet revenues due to the continuing switch of customers from dial-up services to DSL.  The increase in access revenues is primarily due to a $1 million adjustment of access revenue, including $0.7 million for prior years, related to NECA traffic sensitive revenues, recorded in 2010.   The decrease in other revenues resulted primarily from a decrease in directory advertising revenues.

Operating expenses

The increases in cost of goods and services and selling general and administrative expenses resulted primarily from $2.0 million in pension related charges recognized in the second quarter of 2010.  The decrease in depreciation and amortization expense resulted primarily from equipment reaching the end of its depreciable life in 2009.

Gain on sale of directory

The Company sold its telephone directory for $4 million during the third quarter of 2010.

2009 Compared to 2008

Consolidated Results

The Company’s consolidated results from continuing operations for the years ended December 31, 2009 and 2008 are summarized as follows:

(in thousands)	Years Ended December 31,		Change
	2009	2008	$	%

Operating revenues	$160,616	$144,424	$16,192	11.2
Operating expenses	117,789	99,213	18,576	18.7
Operating income	42,827	45,211	(2,384)	(5.3)
Other income (expense)	(278)	(1,648)	1,370	83.1
Income tax expense	17,465	17,494	(29)	(0.2)
Net income from continuing operations	$25,084	$26,069	$(985)	(3.8)

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

(in thousands)	Years Ended December 31,		Change
	2009	2008	$	%

Segment operating revenues
Wireless service revenue	$102,196	$92,149	$10,047	10.9
Tower lease revenue	7,144	6,480	664	10.2
Equipment revenue	4,522	5,214	(692)	(13.3)
Other revenue	1,833	3,042	(1,209)	(39.7)
Total segment operating revenues	115,695	106,885	8,810	8.2

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	38,129	35,935	2,194	6.1
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	17,098	17,623	(525)	(3.0)
Depreciation and amortization	20,293	17,450	2,843	16.3
Total segment operating expenses	75,520	71,008	4,512	6.4
Segment operating income	$40,175	$35,877	$4,298	12.0

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

(in thousands)	Years Ended December 31,		Change
	2009	2008	$	%

Segment operating revenues
Service revenue	$14,193	$13,715	$478	3.5
Access revenue	11,225	12,308	(1,083)	(8.8)
Facilities lease revenue	14,215	13,424	791	5.9
Equipment revenue	148	625	(477)	(76.3)
Other revenue	5,282	5,282	-	-
Total segment operating revenues	45,063	45,354	(291)	(0.6)
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	16,773	15,585	1,188	7.6
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,397	7,354	43	0.6
Depreciation and amortization	8,317	7,666	651	8.5
Total segment operating expenses	32,487	30,605	1,882	6.1
Segment operating income	$12,576	$14,749	$(2,173)	(14.7)

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

Cable Television

The Cable TV segment provides analog, digital and high-definition television signals under franchise agreements within Shenandoah County, Virginia, and since the acquisition of cable systems and subscribers from Rapid Communications, Inc., on December 1, 2008, in various locales in West Virginia and in Alleghany County, Virginia.  As of December 31, 2009, it served 24,856 RGUs, down from 26,061 RGUs served as of December 31, 2008.  The Cable TV segment sold systems covering 1,752 RGUs and 7,722 homes passed during December, 2009.  Since the Rapid acquisition, the Company has been working to upgrade a number of the acquired systems, and through December 31, 2009, approximately 64% of acquired homes passed had been updated.  The Company has introduced expanded service offerings in the upgraded markets, and planned to upgrade additional markets in 2010 and introduce expanded service offerings as upgrades were completed.  The Company expected to spend approximately $22 million on these upgrades through 2010; spending through December 31, 2009 totaled approximately $12 million.  The Company spent approximately $1.6 million to upgrade the Shenandoah County, Virginia, cable TV network, during 2009, as well as $2.7 million on other cable segment projects in both areas.

(in thousands)	Years Ended December 31,		Change
	2009	2008	$	%

Segment operating revenues
Service revenue	$14,257	$5,592	$8,665	155.0
Equipment and other revenue	1,306	541	765	141.4
Total segment operating revenues	15,563	6,133	9,430	153.8

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	12,550	4,205	8,345	198.5
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	5,383	1,594	3,789	237.7
Depreciation and amortization	3,700	1,250	2,450	196.0
Total segment operating expenses	21,633	7,049	14,584	206.9
Segment operating loss	$(6,070)	$(916)	$(5,154)	n/m

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

Non-GAAP Financial Measure

In managing our business and assessing our financial performance, management supplements the information provided by financial statement measures prepared in accordance with GAAP with adjusted OIBDA, which is considered a “non-GAAP financial measure” under SEC rules.

Adjusted OIBDA is defined by us as operating income (loss) before depreciation and amortization, adjusted to exclude the effects of:  certain non-recurring transactions; impairment of assets; share based compensation expense; business acquisition costs; and pension settlement and curtailment expenses.  Adjusted OIBDA should not be construed as an alternative to operating income as determined in accordance with GAAP as a measure of operating performance.

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

In light of these limitations, management considers adjusted OIBDA as a financial performance measure that supplements but does not replace the information reflected in our GAAP results.

The following table shows adjusted OIBDA for the years ended December 31, 2010, 2009 and 2008:

(in thousands)	Years Ended December 31,
	2010	2009	2008

Adjusted OIBDA	$82,558	$76,101	$72,005

The following table reconciles adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure, for the years ended December 31, 2010, 2009 and 2008:

(in thousands)	Years Ended December 31,
	2010	2009	2008

Operating income	$36,237	$42,827	$45,211
Plus depreciation and amortization	42,630	32,630	26,670
OIBDA	78,867	75,457	71,881
Less gain on directory sale	(4,000)	-	-
Plus share based compensation expense	675	544	124
Plus pension settlement and curtailment expense	3,781	-	-
Plus business acquisition expenses	3,235	100	-
Adjusted OIBDA	$82,558	$76,101	$72,005

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

Sources and Uses of Cash. The Company generated $75.2 million of net cash from operations in 2010, a $1.1 million increase from $74.1 million in 2009, which was a $24.0 million increase over 2008.  The net effect of the non-cash impairment charge in 2009 was largely offset by higher addbacks for depreciation and amortization charges in 2010, while the increase in other prepaids, deferrals and accruals resulted from an increase in the liability for the expected incentive payout for 2010 as well as an increase in accrued expenses resulting from the cable operations acquired in 2010.  Major changes in cash from operations between 2008 and 2009 included cash inflows of $14.9 million from changes in working capital, and an $8.5 million increase in net income before recognition of the impairment loss.

During 2010, the Company utilized $210.7 million in investing activities, including $159.0 million invested in new business opportunities.  Plant and equipment purchases totaled $55.9 million in 2010, up slightly from $53.2 million in 2009.  The Company received $4 million in cash for the sale of its telephone directory in 2010, and $1.4 million in cash from the sale of cable assets in 2009. Capital expenditures in 2010 primarily supported the completion of network upgrades in the cable systems acquired in 2008 and planning and initial spending for upgrades of cable markets acquired in July 2010.  Other capital expenditures supported the completion of six new cell towers, 20 new base stations, and 47 base stations where high-speed data capacity was added during 2010, as well as capacity expansions at and fiber builds to other cell sites in our network, as well as other projects.  Capital expenditures in 2009 supported the addition of 20 cell towers, 65 PCS base stations and 123 EVDO-enabled cell sites during the year, expansion of and upgrades to the Company’s fiber network, and investments for cable television upgrades for the cable systems recently acquired by Shentel Cable, as well as numerous other projects.  In 2008, $75.7 million of net cash used in investing activities was used for $65.6 million in capital expenditures for 65 new PCS base stations, 159 EVDO-enabled cell sites, fiber network expansion and upgrades, back office and information technology projects, and investments in Converged services’ properties, and $10.9 million to fund the purchase of cable assets from Rapid Communications, LLC.

Financing activities provided $150.9 million during 2010, as the Company entered into a new financing in conjunction with the acquisition of cable systems in July 2010, paying down a substantial portion of the company’s then-existing outstanding debt.  Financing activities utilized $15.0 million during 2009, as the Company made a voluntary repayment of $11 million on the amounts borrowed previously under the $52 million Delayed Draw Term Loan entered into in October 2008, in addition to $4.4 million in scheduled principal repayments under the terms of our other debt.  The Company made draws totaling $7 million on the Delayed Draw Term Loan during 2009.  The cash dividend paid was $7.3 million in 2010 and $7.0 million for 2009.  Financing activities provided $13.6 million in cash during 2008, as the Company drew $23.7 million from the Delayed Draw Term Loan.  The Company made $4.2 million in scheduled debt payments on its other debt, and paid dividends totaling $6.5 million to shareholders.

Indebtedness.  As of December 31, 2010, the Company’s indebtedness totaled $195.1 million, with an annualized overall weighted average interest rate of approximately 3.89%.  The balance included $7.0 million fixed at 7.37% (the Fixed Term Loan Facility, described further below), and $187.4 million of the Term Loan A Facility at a variable rate (of 3.77% as of December 31, 2010)  that resets monthly based on one month LIBOR plus a base rate of 3.50% currently.  These loans are more fully described below.

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

The Credit Agreement provides for three facilities, a Term Loan Facility, a Revolver Facility, and an Incremental Term Loan Facility.  The Term Loan Facility totaled $198 million and was fully drawn for the purposes described above.  The Term Loan Facility has two parts, the Fixed Term Loan Facility of initially approximately $8 million in aggregate principal amount, and the Term Loan A Facility of initially approximately $189.8 million in aggregate principal amount.  The Fixed Term Loan Facility is required to be repaid in monthly installments of approximately $200 thousand of principal, plus interest at 7.37%, through August 2013.  The Term Loan A Facility requires quarterly principal repayments of $2.4 million that began on December 31, 2010 and continue through September 30, 2011, increasing to $4.7 million quarterly thereafter through September 30, 2015, with the remaining expected balance of approximately $104 million due December 31, 2015.  The Term Loan A Facility is expected to bear interest at a base rate based upon one month LIBOR plus a spread determined by the Company’s Total Leverage Ratio, initially 3.50%; the Company may elect to use other rates as the base, but does not currently expect to do so.

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

The Company is subject to certain financial covenants to be measured on a trailing twelve month basis each calendar quarter unless otherwise specified.  These covenants include:

•
a limitation on the Company’s total leverage ratio, defined as indebtedness divided by earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than or equal to 3.00 to 1.00 from the closing date through March 31, 2011, then 2.50 to 1.00 through December 31, 2012, and 2.00 to 1.00 thereafter;

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

These financial maintenance ratios are generally more restrictive than the covenant ratios the Company had been required to comply with under its previously existing debt arrangements.  As of December 31, 2010, the Company was in compliance with the financial covenants in its credit agreements.

Contractual Commitments.  The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to its various long-term debt facilities, and non-cancelable operating lease agreements for retail space, tower space and cell sites.  Expected future minimum contractual cash obligations for the next five years and in the aggregate at December 31, 2010, are as follows:

Payments due by periods

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt principal (1)	$195,112	$14,823	$42,484	$137,605	$200
Interest on long–term debt (1)	28,674	7,227	12,252	9,195	-
“Pay fixed” obligations (2)	1,494	620	874	-	-
Operating leases (3)	81,139	9,894	16,845	15,169	39,231
Capital calls on investments	300	300	-	-	-
Purchase obligations (4)	6,325	6,325	-	-	-
Total obligations	$313,044	$39,189	$72,455	$161,969	$39,431
_________

1)	Includes estimated principal payments and estimated interest payments on the Term Loan A loan based upon outstanding balances and rates in effect at December 31, 2010.
2)	Represents the maximum interest payments we are obligated to make under our derivative agreement. Assumes no receipts from the counterparty to our derivative agreement.
3)	Amounts include payments over reasonably assured renewals. See Note 13 to the consolidated financial statements appearing elsewhere in this report for additional information.
4)	Represents open purchase orders at December 31, 2010.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments.  The Company spent $55.9 million on capital projects in 2010, up from the $53.2 million spent in 2009 but less than the $65.6 million spent in 2008.  The Company has completed much of the spending on the expansion of service and provision of EVDO high speed data capabilities of our PCS network initiated in mid 2007.  Spending on upgrades to the acquired cable systems ramped up in 2009 and 2010, and with the more recent cable acquisitions, will ramp up further in 2011 and continue into 2012.  The Company also continued capital spending to expand and upgrade its fiber network and other on-going projects.  There has been no significant spending on Converged Services since 2008.

Capital expenditures budgeted for 2011 total approximately $82.6 million.  The 2011 budget includes nearly $50 million in upgrades of the cable systems acquired in 2010, and other continuing cable segment expenditures.  The 2011 budget also adds capacity and network coverage to our PCS network, new towers in our Mobile segment to support the expansion of PCS network coverage, and on-going spending to expand and upgrade our fiber networks and information technology capabilities.

The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Company’s existing credit facilities will provide sufficient cash to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next 12 months. Thereafter, capital expenditures will likely continue to be required to provide increased capacity to meet the Company’s expected growth in demand for its products and services and complete planned upgrades to the cable networks. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for its products, new market developments and opportunities and general economic opportunities.  The Company currently expects that it will fund its future capital expenditures primarily with cash on hand, cash flows from operations and borrowings under the Company’s existing debt facilities.

The Company’s cash flows from operations could be adversely affected by events outside the Company’s control, including, without limitation, changes in overall economic conditions, regulatory requirements, changes in technologies, availability of labor resources and capital, changes in the Company’s relationship with Sprint Nextel, and other conditions.  The Wireless segment's operations are dependent upon Sprint Nextel’s ability to execute certain functions such as billing, customer care, and collections; the subsidiary’s ability to develop and implement successful marketing programs and new products and services, and the subsidiary’s ability to effectively and economically manage other operating activities under the Company's agreements with Sprint Nextel.   The Company's ability to attract and maintain a sufficient customer base, particularly in the newly acquired cable markets, is also critical to the Company’s ability to maintain a positive cash flow from operations.  The foregoing events individually or collectively could affect the Company’s results.

Recently Issued Accounting Standards

As of December 31, 2010, there were no recently issued but not yet effective accounting pronouncements that would have an impact on the Company’s financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of December 31, 2010, the Company had $187.4 million of variable rate debt outstanding, bearing interest at a rate of 3.77% as determined on a monthly basis. An increase in market interest rates of 1.00% would add approximately $1.9 million to annual interest expense.  The remaining approximately $7.0 million of the Company’s outstanding debt has a fixed rate of 7.37% through maturity in just under three years.  Due to the relatively short time frame to maturity of this fixed rate debt, market value approximates carrying value of the fixed rate debt.  The Company entered into a swap agreement on notional principal equal to one-third of the outstanding variable rate debt to pay a fixed rate of 1.00% and receive a variable rate based on one month LIBOR for a three year term to manage a portion of its interest rate risk.

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

As of December 31, 2010, the Company has $6.8 million of cost and equity method investments.  Approximately $3.5 million was invested in privately held companies directly or through investments with portfolio managers.  Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested and an additional $0.3 million committed under contracts the Company has signed with portfolio managers.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-2 through F-36.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2010. Based on this evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our chief executive officer and our chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s evaluation under the COSO framework of our internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

KPMG LLP, an independent registered public accounting firm, which audited the Company’s consolidated financial statements included in this Annual Report, has issued a report on the effectiveness of the Company’s internal control over financial reporting, which is included in Item 8 of this Annual Report.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers” in Part 1, Item 1 of this report for information about our executive officers, which is incorporated by reference in this Item 10.  Other information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement for its 2011 Annual Meeting of Shareholders, referred to as the “2011 proxy statement,” which we will file with the SEC on or before 120 days after our 2010 fiscal year end, and which appears in the 2011 proxy statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”.

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

ITEM 11.   EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the 2011 proxy statement, including the information in the 2011 proxy statement appearing under the captions “Election of Directors-Director Compensation” and “Executive Compensation.”

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference to the 2011 proxy statement appearing under the caption “Security Ownership.”

The Company awards stock options to its employees meeting certain eligibility requirements under plans approved by its shareholders in 1995 and 2005.  Outstanding options and the number of shares available for future issuance as of December 31, 2010 were as follows:

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
1995 stock option plan	60,000	$7.34	-
2005 stock option plan	281,108	$22.33	963,438
Total	341,108	$19.69	963,438

During 2007, under the terms of the 2005 stock option plan, the Company awarded 97,730 shares to members of management, and awarded members of the Board of Directors and all employees with more than one year of continuous service 68,130 share units, of which 53,415 share units (after forfeitures due to termination of employment) remain outstanding at December 31, 2010. During 2010, the Company awarded 41,415 share units to members of the Board of Directors and all employees at the director level or above, of which 40,865 share units (after forfeitures due to termination of employment) remain outstanding at December 31, 2010.   These shares and share units have been deducted from the number of securities remaining available for future issuance in the table above.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the 2011 proxy statement, including the information in the 2011 proxy statement appearing under the caption “Executive Compensation-Certain Relationships and Related Transactions.”

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the 2011 proxy statement, including the information in the 2011 proxy statement appearing under the caption “Shareholder Ratification of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-35 of this report and are incorporated by reference in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income for the three years ended December 31, 2010

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three years ended December 31, 2010

Consolidated Statements of Cash Flows for the three years ended December 31, 2010

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

10.42	Addendum IX to the Sprint Management Agreement dated as of April 14, 2009, and filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K dated March 8, 2010.

10.43
Asset Purchase Agreement dated as of April 16, 2010, between JetBroadband VA, LLC, Helicon Cable Communications, LLC, JetBroadband WV, LLC, JetBroadband Holdings, LLC, Helicon Cable Holdings, LLC, Shentel Cable Company and Shenandoah Telecommunications Company, filed as Exhibit 10.43 to the Company’s Current Report on Form 8-K, dated April 16, 2010.

10.44
Addendum X dated March 15, 2010 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.44 to the Company’s Current Report on Form 10-Q, dated May 7, 2010.

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
  ___________
  * Filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY

March 8, 2011	By:/S/ CHRISTOPHER E. FRENCH
Christopher E. French, President
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/CHRISTOPHER E. FRENCH	President & Chief Executive Officer,
March 8, 2011	Director (Principal Executive Officer)
Christopher E. French

/s/ADELE M. SKOLITS	Vice President – Finance and Chief Financial Officer
March 8, 2011	(Principal Financial Officer and Principal Accounting Officer)
Adele M. Skolits

/s/DOUGLAS C. ARTHUR	Director
March 8, 2011
Douglas C. Arthur

/s/KEN L. BURCH	Director
March 8, 2011
Ken L. Burch

/s/TRACY FITZSIMMONS	Director
March 8, 2011
Tracy Fitzsimmons

/s/JOHN W. FLORA	Director
March 8, 2011
John W. Flora

/s/ RICHARD L. KOONTZ, JR.	Director
March 8, 2011
Richard L. Koontz, Jr.

/s/DALE S. LAM	Director
March 8, 2011
Dale S. Lam

/s/ JONELLE ST. JOHN	Director
March 8, 2011
Jonelle St. John

/s/JAMES E. ZERKEL II	Director
March 8, 2011
James E. Zerkel II

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES

 Index to the Consolidated 2010 Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F-2 and F-3

Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

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

We have audited Shenandoah Telecommunications Company's (the Company’s) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 8, 2011 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

Richmond, Virginia
March 8, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Shenandoah Telecommunications Company:

We have audited the accompanying consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shenandoah Telecommunications Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP
Richmond, Virginia
March 8, 2011

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
in thousands

ASSETS	2010	2009

Current Assets
Cash and cash equivalents	$27,453	$12,054
Accounts receivable, net	20,634	15,058
Income taxes receivable	2,576	5,531
Materials and supplies	6,360	6,062
Prepaid expenses and other	3,770	2,504
Assets held for sale	9,305	10,810
Deferred income taxes	702	616
Total current assets	70,800	52,635

Investments
Investments carried at fair value	2,287	1,990
Other investments	6,803	6,715
Total investments	9,090	8,705

Property, Plant and Equipment
Plant in service	466,658	373,111
Plant under construction	25,515	9,116
	492,173	382,227
Less accumulated amortization and depreciation	212,122	179,925
Net property, plant and equipment	280,051	202,302

Other Assets
Intangible assets, net	90,389	2,417
Cost in excess of net assets of businesses acquired	10,962	4,418
Deferred charges and other assets, net	5,145	1,248
Other assets, net	106,496	8,083
Total assets	$466,437	$271,725

See accompanying notes to consolidated financial statements.

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
in thousands

LIABILITIES AND SHAREHOLDERS’ EQUITY	2010	2009

Current Liabilities
Current maturities of long-term debt	$14,823	$4,561
Accounts payable	12,237	8,804
Advanced billings and customer deposits	8,067	6,349
Accrued compensation	3,278	1,003
Liabilities held for sale	910	858
Accrued liabilities and other	5,583	3,053
Total current liabilities	44,898	24,628

Long-term debt, less current maturities	180,289	28,399

Other Long-Term Liabilities
Deferred income taxes	35,902	29,649
Deferred lease payable	3,734	3,351
Asset retirement obligations	6,542	5,966
Other liabilities	4,767	4,060
Total other liabilities	50,945	43,026

Commitments and Contingencies

Shareholders’ Equity
Common stock, no par value, authorized 48,000 shares; issued and outstanding 23,767 shares in 2010 and 23,681 shares in 2009	19,833	17,890
Retained earnings	170,472	160,230
Accumulated other comprehensive loss, net of tax	-	(2,448)
Total shareholders’ equity	190,305	175,672

Total liabilities and shareholders’ equity	$466,437	$271,725

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2010, 2009 and 2008
in thousands, except per share amounts

	2010	2009	2008

Operating revenues	$194,889	$160,616	$144,424

Operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	74,473	54,032	43,973
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	45,549	31,127	28,570
Depreciation and amortization	42,630	32,630	26,670
Total operating expenses	162,652	117,789	99,213
Gain on sale of directory	4,000	-	-
Operating income	36,237	42,827	45,211

Other income (expense)
Interest expense	(4,716)	(1,361)	(1,009)
Gain (loss) on investments, net	(165)	124	(1,410)
Non-operating income, net	717	959	771
Income from continuing operations before income taxes	32,073	42,549	43,563
Income tax expense	13,355	17,465	17,494
Net income from continuing operations	18,718	25,084	26,069
Discontinued operations:
Loss from operations of Converged Services, net of tax benefits of $442, $6,461 and $1,152, respectively	(643)	(9,992)	(1,924)
Net income	$18,075	$15,092	$24,145

Income per share:
Basic and diluted net income per share:
Net income from continuing operations	$0.79	$1.06	$1.11
Loss from discontinued operations, net of income taxes	(0.03)	(0.42)	(0.08)
	$0.76	$0.64	$1.03

Weighted average shares outstanding, basic	23,730	23,639	23,543

Weighted average shares outstanding, diluted	23,823	23,701	23,609

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31, 2010, 2009 and 2008
in thousands, except per share amounts

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2007	23,509	$14,691	$135,631	$(1,739)	$148,583
Comprehensive income:
Net income	-	-	24,145	-	24,145
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	-	-	-	137	137
Net unrealized loss from pension plans, net of tax	-	-	-	(931)	(931)
Total comprehensive income					23,351

Dividends declared ($0.30 per share)	-	-	(7,070)	-	(7,070)
Dividends reinvested in common stock	24	550	-	-	550
Stock based compensation	-	161	-	-	161
Conversion of liability classified awards to equity classified awards	-	65	-	-	65
Common stock issued through exercise of incentive stock options	72	597	-	-	597
Net excess tax benefit from stock options exercised	-	75	-	-	75

Balance, December 31, 2008	23,605	$16,139	$152,706	$(2,533)	$166,312
Comprehensive income:
Net income	-	-	15,092	-	15,092
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	-	-	-	55	55
Net unrealized gain from pension plans, net of tax	-	-	-	30	30
Total comprehensive income					15,177
Dividends declared ($0.32 per share)	-	-	(7,568)	-	(7,568)
Dividends reinvested in common stock	32	560	-	-	560
Stock based compensation	-	676	-	-	676
Conversion of liability classified awards to equity classified awards	-	85	-	-	85
Common stock issued through exercise of incentive stock options	44	367	-	-	367
Net excess tax benefit from stock options exercised	-	63	-	-	63

Balance, December 31, 2009	23,681	$17,890	$160,230	$(2,448)	$175,672
Comprehensive income:
Net income	-	-	18,075	-	18,075
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	-	-	-	2,596	2,596
Net unrealized gain from pension plans, net of tax	-	-	-	(148)	(148)
Total comprehensive income					20,523
Dividends declared ($0.33 per share)	-	-	(7,833)	-	(7,833)
Dividends reinvested in common stock	29	520	-	-	520
Stock based compensation	-	792	-	-	792
Common stock issued through exercise of incentive stock options	57	561	-	-	561
Net excess tax benefit from stock options exercised	-	70	-	-	70
Balance, December 31, 2010	23,767	$19,833	$170,472	$-	$190,305

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008
in thousands

	2010	2009	2008

Cash Flows from Operating Activities
Net income	$18,075	$15,092	$24,145
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment on assets held for sale	1,888	17,545	-
Depreciation	36,553	32,018	29,647
Amortization	6,078	612	491
Pension settlement and curtailment expense	3,964	-	-
Provision for bad debt	1,462	1,080	524
Stock based compensation expense	792	653	174
Excess tax benefits on stock option exercises	(70)	(63)	(75)
Deferred income taxes	4,628	957	7,733
Loss on disposal of equipment	335	1,054	1,121
Gain on sale of assets	(4,000)	(427)	-
Realized loss on disposal of investments	147	201	94
Unrealized loss (gain) on investments	(325)	(580)	722
Net (gain) loss from patronage and equity Investments	100	78	570
Other	373	942	(233)
Changes in assets and liabilities, exclusive of acquired businesses:
(Increase) decrease in:
Accounts receivable	(3,120)	212	(4,297)
Materials and supplies	(262)	470	(1,662)
Income taxes receivable	2,955	1,835	(3,604)
Increase (decrease) in:
Accounts payable	3,528	3,178	(439)
Deferred lease payable	374	205	463
Other prepaids, deferrals and accruals	1,729	(989)	(5,300)

Net cash provided by operating activities	$75,204	$74,073	$50,074

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2008 and 2008
in thousands

	2010	2009	2008
Cash Flows From Investing Activities
Purchase and construction of plant and equipment	$(55,936)	$(53,208)	$(65,569)
Proceeds from sale of equipment	258	168	611
Proceeds from sales of assets	4,000	1,355	-
Cash paid to acquire prepaid subscriber base	(6,884)	-	-
Cash paid to acquire businesses	(152,114)	(601)	(10,886)
Purchase of investment securities	(127)	(608)	(551)
Proceeds from sale of investment securities	62	611	712

Net cash used in investing activities	$(210,741)	$(52,283)	$(75,683)

Cash Flows From Financing Activities
Principal payments on long-term debt	$(28,620)	$(15,399)	$(4,248)
Amounts borrowed under debt agreements	189,800	7,000	23,700
Cash paid for debt issuance costs	(3,562)	-	-
Dividends paid	(7,313)	(7,007)	(6,520)
Excess tax benefits on stock option exercises	70	63	75
Proceeds from exercise of incentive stock options	561	367	597

Net cash provided by (used in) financing activities	$150,936	$(14,976)	$13,604

Net increase (decrease) in cash and cash equivalents	$15,399	$6,814	$(12,005)

Cash and cash equivalents:
Beginning	12,054	5,240	17,245
Ending	$27,453	$12,054	$5,240

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest, net of capitalized interest of $488 in 2010, $541 in 2009, and $748 in 2008	$3,991	$1,267	$938

Income taxes	$5,657	$7,819	$12,127

Vendor credits receivable of $5,232 at December 31, 2008 were earned from purchases of property, plant and equipment during 2008, and $5,144 were applied against purchases of property, plant and equipment in 2009 and the balance in 2010.

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Description of business: Shenandoah Telecommunications Company and its subsidiaries (collectively, the “Company”) provide wireless personal communications service (“PCS”) under the Sprint brand name, telephone service, cable television, unregulated communications equipment sales and services, and Internet access.  In addition, the Company leases towers and operates and maintains an interstate fiber optic network.  Pursuant to a management agreement with Sprint Nextel Communications Company and its related parties (collectively, “Sprint Nextel”), the Company is the exclusive Sprint PCS Affiliate providing wireless mobility communications network products and services on the 1900 megahertz spectrum range in the geographic area extending from Altoona, Harrisburg and York, Pennsylvania, south through Western Maryland and the panhandle of West Virginia to Harrisonburg, Virginia.  The Company is licensed to use the Sprint brand name in this territory, and operates its network under the Sprint Nextel radio spectrum license (See Note 7). The Company's other operations are located in the four-state region surrounding the Northern Shenandoah Valley of Virginia.  The Company, through its subsidiary Shentel Converged Services, provides local and long distance voice, video, and Internet services on an exclusive and non-exclusive basis to multi-dwelling unit (“MDU”) communities (primarily off-campus college student housing) throughout the southeastern United States including Virginia, North Carolina, Maryland, South Carolina, Georgia, Florida, Tennessee, Delaware and the District of Columbia.  The Company presents its Converged Services assets and liabilities as held for sale, and its operating results as discontinued operations (See Note 2).

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

Cash and cash equivalents:  The Company considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents.  The Company places its temporary cash investments with high credit quality financial institutions.  At times, these investments may be in excess of FDIC insurance limits.  Cash equivalents (comprised entirely of institutional cash management funds) were $18.6 million and $5.1 million at December 31, 2010 and 2009, respectively.

Accounts receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience and industry and local economic data.  The Company reviews its allowance for doubtful accounts monthly.  Past due balances meeting specific criteria are reviewed individually for collectability.  All other balances are reviewed on a pooled basis.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Accounts receivable are concentrated among customers within the Company's geographic service area and large telecommunications companies.  Changes in the allowance for doubtful accounts for trade accounts receivable for the years ended December 31, 2010, 2009 and 2008 are summarized below (in thousands):

	2010	2009	2008

Balance at beginning of year	$330	$127	$160
Bad debt expense	1,437	1,080	524
Losses charged to allowance	(1,569)	(887)	(700)
Recoveries added to allowance	262	10	143
Balance at end of year	$460	$330	$127

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

Property, plant and equipment:  Property, plant and equipment is stated at cost.  The Company capitalizes all costs associated with the purchase, deployment and installation of property, plant and equipment, including interest on major capital projects during the period of their construction.  Expenditures, including those on leased assets, which extend the useful life or increase its utility, are capitalized.  Maintenance expense is recognized when repairs are performed.  Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Depreciation and amortization is not included in the income statement line items “Cost of goods and services” or “Selling, general and administrative.”  Depreciation lives are assigned to assets based on their estimated useful lives.  Leasehold improvements are depreciated over the lesser of their useful lives or respective lease terms. The Company takes technology changes into consideration as it assigns the estimated useful lives, and monitors the remaining useful lives of asset groups to reasonably match the remaining economic life with the useful life and makes adjustments when necessary.  During the year ended December 31, 2008, the estimated useful lives of certain asset classes were decreased to reflect the remaining estimated economic useful lives of these assets and as a result, the Company recorded additional depreciation of $0.3 million for the changes in estimated useful lives.  No similar changes were made during the years ended December 31, 2010 or 2009.

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

Fair value: Financial instruments presented on the consolidated balance sheets that approximate fair value include:  cash and cash equivalents, receivables, investments carried at fair value, payables, accrued liabilities, interest rate swap and variable rate long-term debt.

The Company measures its interest rate swap at fair value based on information provided by the counterparty and recognizes it as a liability on the Company’s condensed consolidated balance sheet.  Changes in the fair value of the swap are recognized in interest expense, as the Company did not designate the swap agreement as a cash flow hedge for accounting purposes.

The July 2010 credit agreement (see note 5) provided that the Company enter into a hedge agreement for a minimum notional value of approximately $63 million, and for a minimum term of 3 years, to manage a portion of its exposure to interest rate movements by converting a portion of its long-term debt from variable to fixed rates.

Asset retirement obligations: The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from acquisition, construction, development and/or normal use of the assets.  The Company also records a corresponding asset, which is depreciated over the life of the tangible long-lived asset.  Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.  The Company records the retirement obligation on towers owned and cell site improvements where there is a legal obligation to remove the tower or cell site improvements and restore the site to its original condition, as required by certain operating leases and applicable zoning ordinances of certain jurisdictions, at the time the Company discontinues its use.  The obligations are estimated and vary based on the size of the towers.  The Company’s cost to remove the tower or cell site improvements is amortized over the life of the tower.  Changes in the liability for asset removal obligations for the years ended December 31, 2010, 2009 and 2008 are summarized below (in thousands):

	2010	2009	2008

Balance at beginning of year	$5,966	$4,393	$3,961
Additional liabilities accrued	309	1,227	142
Accretion expense	267	346	290
Balance at end of year	$6,542	$5,966	$4,393

Cost in excess of net assets of businesses acquired (goodwill) and intangible assets:  In connection with the acquisition of a business, a portion of the purchase price may be allocated to identifiable intangible assets with indefinite lives, such as franchise rights, and goodwill, which is the excess of the total purchase price over the fair values of the net tangible and identifiable intangible assets.  Goodwill and intangible assets with indefinite lives are assessed annually, at November 30, for impairment and in interim periods if certain events occur indicating that the carrying value may be impaired. No impairments of goodwill or of intangible assets with indefinite lives were required to be recorded in the years ended December 31, 2010, 2009 or 2008.  Goodwill is allocated to the reporting segment responsible for the acquisition that gave rise to the goodwill.

The following table presents the goodwill balance allocated by segment and changes in the balances for the years ended December 31, 2010 and 2009 (in thousands):

	CATV Segment	Wireline Segment	Total
Balance as of December 31, 2008	$4,547	$-	$4,547
Disposition (1)	(138)	-	(138)
Acquisition (2)	-	9	9
Balance as of December 31, 2009	4,409	9	4,418
Acquisition (3)	6,467	-	6,467
Acquisition (4)	77	-	77
Balance as of December 31, 2010	$10,953	$9	$10,962
        _______

(1)	Allocation of goodwill related to systems, assets and subscribers sold. (Note 14).
(2)	Goodwill resulting from the acquisition of North River Telephone Cooperative (Note 14).
(3)	Goodwill resulting from the acquisition of JetBroadBand (Note 14).
(4)	Goodwill resulting from the acquisition of Suddenlink (Note 14).

Intangible assets consist of the following at December 31, 2010 and 2009 (in thousands):

Intangible assets subject to amortization:

	2010			2009
	Gross Carrying Amount	Accum-ulated Amort-ization	Net	Gross Carrying Amount	Accum-ulated Amort-ization	Net
Business contracts	$700	$(141)	$559	$203	$(114)	$89
Acquired subscriber base	32,203	(6,593)	25,610	2,268	(569)	1,699
	$32,903	$(6,734)	$26,169	$2,471	$(683)	$1,788

Non-amortizing intangible assets:

Cable franchise rights	$64,181	$-	$64,181	$590	$-	$590
Railroad crossing rights	39	-	39	39	-	39
	$64,220	$-	$64,220	$629	$-	$629
Total intangibles	$97,123	$(6,734)	$90,389	$3,100	$(683)	$2,417

For the years ended December 31, 2010, 2009 and 2008, amortization expense related to intangible assets was approximately $6.1 million, $0.6 million and $0.5 million, respectively.  The increase for 2010 resulted primarily from accelerated amortization on the PCS prepaid subscriber acquisition asset and the acquired subscriber base related to the JetBroadband acquisition, both acquired in July 2010.

Aggregate amortization expense for intangible assets for the periods shown is expected to be as follows:

Year Ending December 31,	Amount
(in thousands)
2011	$10,366
2012	6,193
2013	4,091
2014	2,578
2015	1,346

Retirement plans:  Prior to January 31, 2007, the Company maintained a noncontributory defined benefit plan covering substantially all employees.  Pension benefits were based primarily on the employees’ compensation and years of service.  The Company's policy was to fund the maximum allowable contribution calculated under federal income tax regulations.  Effective January 31, 2007, the Company froze benefits payable under this plan, and expected to settle accumulated benefits for participants and terminate the plan in accordance with Department of Labor and ERISA regulations and requirements.  Following the receipt of a favorable tax determination letter from the IRS, the Company completed the settlement of the defined benefit plan in June 2010.

The Company also maintains a Supplemental Executive Retirement Plan (“SERP”) for selected employees.  This is an unfunded defined contribution plan and is maintained primarily for the purpose of providing additional retirement benefits for a select group of management employees.  The Company created and funded a rabbi trust to hold assets equal to the liabilities under this plan.  Effective in June 2010, the Company ceased making employer contributions to this plan.  Participant balances and earnings on them continue to be maintained for this plan.

The Company also maintains a defined contribution 401(k) plan under which substantially all employees may defer a portion of their earnings on a pretax basis, up to the allowable federal maximum.  The Company may make matching and discretionary contributions to this plan.

None of the funded retirement plans directly holds Company stock in the plan’s portfolio.

Income taxes:  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company evaluates the recoverability of tax assets generated on a state-by-state basis from net operating losses apportioned to that state.  Management uses a more likely than not threshold to make that determination and has concluded that at December 31, 2010 and 2009, a valuation allowance against certain deferred tax assets is necessary, as discussed in Note 6.

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

Under the Sprint Nextel Management Agreement, postpaid wireless service revenues are reported net of an 8% Management Fee and, since its imposition effective January 1, 2007, an 8.8% Net Service Fee retained by Sprint Nextel.  The Net Service Fee increased to 12% effective June 1, 2010.  Prepaid wireless service revenues are reported net of a 6% Management Fee retained by Sprint Nextel.  See Note 7 for additional information about the Management Fee and Net Service Fee.

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

Earnings per share:  Basic net income per share was computed on the weighted average number of shares outstanding.  Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options.  Of 435 thousand, 394 thousand, and 283 thousand shares and options outstanding at December 31, 2010, 2009 and 2008, respectively, 265 thousand, 276 thousand and 58 thousand were anti-dilutive, respectively.  These options have been excluded from the computation of diluted earnings per share shown below.  There were no adjustments to net income in the computation of diluted earnings per share for any of the years presented.

The following tables show the computation of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Basic income per share	(in thousands, except per share amounts)
Net income	$18,075	$15,092	$24,145
Weighted average shares outstanding	23,730	23,639	23,543
Basic income per share	$0.76	$0.64	$1.03

Effect of stock options outstanding:
Weighted average shares outstanding	23,730	23,639	23,543
Assumed exercise, at the strike price at the beginning of year	118	174	248
Assumed repurchase of shares under treasury stock method	(25)	(112)	(182)
Diluted weighted average shares	23,823	23,701	23,609
Diluted income per share	$0.76	$0.64	$1.03

Recently Issued Accounting Standards:

As of December 31, 2010, there were no recently issued but not yet effective accounting pronouncements that would have an impact on the Company’s financial statements.

Note 2.  Discontinued Operations

The Company has announced its intention to sell its Converged Services operation, and the assets and liabilities related to this operation were reclassified as held for sale in the consolidated balance sheet.  The historical operating results of the entity have been reclassified as discontinued operations for all periods presented, and depreciation and amortization on long-lived assets was discontinued.  Converged Services does not include the Company’s Converged Services of West Virginia subsidiary, which was established to provide fiber-to-the-home services and is currently largely inactive.  Its operating results are included in the “Wireline” category in the Company’s segment financial statements.

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

Assets and liabilities held for sale consisted of the following (in thousands):

	December 31,
	2010	2009
Assets:
Property, plant and equipment, net	$6,614	$7,484
Intangible assets, net	706	868
Deferred charges	1,310	1,628
Other assets	675	830
Assets held for sale	$9,305	$10,810

Liabilities:
Other liabilities	$910	$858

Discontinued operations included the following amounts of operating revenue and loss before income taxes:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)

Operating revenues	$13,246	$13,717	$12,863
Loss before income taxes	$(1,085)	$(16,453)	$(3,076)

During 2009, based upon changes in the marketplace for this type of asset and developments in the process of selling these assets, the Company determined that the fair value of Converged Services had declined from earlier estimates.  Accordingly, the Company recorded an impairment loss of $17.5 million ($10.7 million, net of taxes) to reduce the carrying value of these assets to their estimated fair value less cost to sell.  During the fourth quarter of 2010, based upon developments in the process of selling these assets, the Company determined that the fair value of Converged Services had declined from earlier estimates.  Accordingly, the Company recorded an impairment loss of $1.9 million ($1.1 million, net of taxes) to further reduce the carrying value of these assets to their revised estimated fair value less cost to sell.  As of December 31, 2010, negotiations to complete the sale continue; at this time, the Company has determined that there has been no additional impairment to the carrying value of the assets.

Note 3.  Investments

The Company has three classifications of investments: investments carried at fair value, investments carried at cost, and equity method investments.  See Note 1 for definitions of each classification of investment.

At December 31, 2010 and 2009, investments carried at fair value consisted of:

	2010	2009
	(in thousands)
Cash management trust	$186	$161
Taxable bond funds	177	165
Domestic equity funds	1,314	1,532
International equity funds	610	132
	$2,287	$1,990

Investments carried at fair value were acquired under a rabbi trust arrangement related to the Company’s SERP.  The Company purchases investments in the trust to mirror the investment elections of participants in the SERP; gains and losses on the investments in the trust are reflected as increases or decreases in the liability owed to the participants.  During the years ended December 31, 2010, 2009 and 2008, the Company recorded unrealized gains of $187 thousand and $580 thousand, and unrealized losses of $722 thousand, respectively. Sales of investments resulted in the recognition of $8 thousand, $201 thousand and $94 thousand of realized losses in 2010, 2009 and 2008, respectively.  Fair values for these investments are determined by quoted market prices (“level 1 fair values”) for the underlying mutual funds, which may be based upon net asset value.

At December 31, 2010 and 2009, other investments, comprised of equity securities which do not have readily determinable fair values, consist of the following:

	2010	2009
Cost method:	(in thousands)
NECA Services, Inc.	$505	$505
CoBank	2,557	2,141
Other	252	249
	3,314	2,895
Equity method:
South Atlantic Private Equity Fund IV L.P.	37	42
Magnolia Holding Company, LLC	13	13
Dolphin Communications Parallel Fund, L.P.	122	134
Dolphin Communications Fund II, L.P.	1,266	1,633
Burton Partnership	1,799	1,749
Virginia Capital, LLC	54	54
Virginia Independent Telephone Alliance	153	141
ValleyNet	45	54
	3,489	3,820
Total other investments	$6,803	$6,715

The Company’s investment in CoBank increased $175 thousand and $134 thousand in the years ended December 31, 2010 and 2009, respectively, due to the ongoing patronage earned from the outstanding investment and loan balances the Company has with CoBank.  The Company invested $241 thousand in CoBank stock through the acquisition of JetBroadband in 2010.

In the year ended December 31, 2010, the Company received distributions from its equity investments totaling $49 thousand in cash and securities, and invested $61 thousand in two equity investments, Dolphin Communications Parallel Fund II, LP, and Valleynet.  The Dolphin Communications Parallel Fund II, LP investment recorded a net loss of approximately $409 thousand in the year ended December 31, 2010. Other equity investments had a net gain of $66 thousand in the year ended December 31, 2010.

The Company’s ownership interests in Virginia Independent Telephone Alliance and ValleyNet at December 31, 2010 were approximately 22% and 20%, respectively, which is consistent with the Company’s ownership interests at December 31, 2009.  The Company purchases services from Virginia Independent Telephone Alliance and ValleyNet at rates comparable to those charged to other customers. Other equity method investees are investments in limited partnerships, in each of which the Company had an ownership interest of less than 4% at December 31, 2010.

Note 4.  Plant in Service

Plant in service consists of the following at December 31, 2010 and 2009:

	Estimated Useful Lives	2010	2009
		(in thousands)
Land		$2,409	$1,468
Buildings and structures	15 – 40 years	67,168	60,788
Cable and wire	4 – 40 years	137,676	79,061
Equipment and software	2 – 16.7 years	259,405	231,794
		$466,658	$373,111

Note 5.  Long-Term Debt and Revolving Lines of Credit

Total debt consists of the following at December 31, 2010 and 2009:

		Interest Rate	2010	2009
			(in thousands)
CoBank (term loan)	Fixed	7.37%	$6,984	$13,060
CoBank (delayed draw term loan)	Variable	3.84%	-	19,700
CoBank Term Loan A	Variable	3.77%	187,428	-
Other debt		Various	700	200
			195,112	32,960
Current maturities			14,823	4,561
Total long-term debt			$180,289	$28,399

The Company receives patronage credits from CoBank, which are not reflected in the stated rates shown above.  Patronage credits are a distribution of profits of CoBank, which is a cooperative required to distribute its profits to its members.   During both the first quarters of 2010 and 2009, the Company received patronage credits of approximately 100 basis points on its outstanding CoBank debt balance. The Company accrued 100 basis points in the year ended December 31, 2010, in anticipation of the early 2011 distribution of the credits by CoBank.  Patronage credits are typically paid 65% in cash, with the balance paid in shares of CoBank stock.

On July 30, 2010, the Company executed a syndicated Credit Agreement for the purpose of refinancing the Company’s existing outstanding debt, funding the purchase price of the JetBroadBand acquisition described above, funding planned capital expenditures to upgrade the acquired cable networks, and other corporate needs.

As of December 31, 2010, the Company’s indebtedness totaled $195.1 million, with an annualized overall weighted average interest rate of approximately 3.89%.  The balance included $7.0 million fixed at 7.37% (the Fixed Term Loan Facility, described further below), and $187.4 million of the Term Loan A Facility at a variable rate (3.77%  as of December 31, 2010) that resets monthly based on one month LIBOR plus a base rate of 3.50% currently.  These loans are more fully described below.

The Credit Agreement provided for three facilities, a Term Loan Facility, a Revolver Facility, and an Incremental Term Loan Facility.  The Term Loan Facility totaled $198 million and was fully drawn for the purposes described above.  The Term Loan Facility has two parts, the Fixed Term Loan Facility of initially approximately $8 million in aggregate principal amount, and the Term Loan A Facility of initially $189.8 million in aggregate principal amount.  The Fixed Term Loan Facility is required to be repaid in monthly installments of approximately $200 thousand of principal, plus interest at 7.37%, through August 2013.  The Term Loan A Facility requires quarterly principal repayments of $2.4 million that began on December 31, 2010 and continue through September 30, 2011, increasing to $4.7 million quarterly thereafter through September 30, 2015, with the remaining expected balance of approximately $104 million due December 31, 2015.  The Term Loan A Facility is expected to bear interest at a base rate based upon one month LIBOR plus a spread determined by the Company’s Total Leverage Ratio, initially 3.50%; the Company may elect to use other rates as the base, but does not currently expect to do so.

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

The Credit Agreement required the Company to enter into a hedge agreement to manage its exposure to interest rate movements.  The Company entered into a pay fixed, receive variable swap on $63 million notional principal for three years, with the notional amount declining pro rata as the principal amount of the Term Loan A is repaid.  The Company will receive one month LIBOR and pay a fixed rate of 1.00% in addition to the 3.50% initial spread on the Term Loan A Facility.

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

As of December 31, 2010, the Company was in compliance with the covenants in its credit agreements.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2010 are as follows:

Year	Amount
(in thousands)
2011	$14,823
2012	21,441
2013	21,043
2014	18,980
2015	118,625
Later years	200
$195,112

The estimated fair value of fixed rate debt instruments as of December 31, 2010 and 2009 was approximately equal to its carrying value at each date, given the rates on the outstanding debt and the relatively short term to maturity.  The estimated fair value of the variable rate debt is assumed to approximate its carrying value.  The fair value of the Company’s derivative was a liability of $41 thousand at December 31, 2010.

Note 6.  Income Taxes

Total income taxes for the years ended December 31, 2010, 2009 and 2008 were allocated as follows:

	2010	2009	2008
	(in thousands)
Income tax expense on continuing operations	$13,355	$17,465	$17,494
Income tax benefit on discontinued operations	(442)	(6,461)	(1,152)
Shareholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(70)	(63)	(75)
Accumulated other comprehensive income for changes in unrecognized actuarial losses on pensions	1,549	55	(561)
	$14,392	$10,996	$15,706

The Company and its subsidiaries file income tax returns in several jurisdictions.  The provision for the federal and state income taxes attributable to income from continuing operations consists of the following components:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Current expense
Federal taxes	$6,207	$12,497	$7,613
State taxes	2,530	3,973	2,919
Total current provision	8,737	16,470	10,532
Deferred expense (benefit)
Federal taxes	3,991	1,787	6,488
State taxes	627	(792)	474
Total deferred provision (benefit)	4,618	995	6,962
Income tax expense on continuing operations	$13,355	$17,465	$17,494

A reconciliation of income taxes determined by applying the federal and state tax rates to income from continuing operations is as follows for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Computed “expected” tax expense (35%)	$11,225	$14,892	$15,247
State income taxes, net of federal tax effect	2,052	2,068	2,205
Other, net	78	505	42
Income tax expense on continuing operations	$13,355	$17,465	$17,494

Net deferred tax assets and liabilities consist of the following at December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:	(in thousands)
State net operating loss carryforwards, net of federal tax	$707	$684
Impairment loss	7,504	6,890
Lease obligations	1,073	1,283
Deferred revenues	242	250
Accrued pension/ERO costs	962	858
Loss on investments, net	564	469
Accrued compensation costs	274	125
Inventory reserves	152	188
Asset retirement obligations	2,688	2,435
Allowance for doubtful accounts	173	149
Other, net	238	98
Total gross deferred tax assets	14,577	13,429
Less valuation allowance	(629)	(422)
Net deferred tax assets	13,948	13,007

Deferred tax liabilities:
Plant-in-service	49,096	41,879
Deferred activation charges	52	161
Total gross deferred tax liabilities	49,148	42,040
Net deferred tax liabilities	$35,200	$$29,033

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it more likely than not that the state net operating loss carryforwards from its Converged Services segment will not be realized. Accordingly, an additional $207 thousand valuation allowance was recorded during 2010 bringing the total valuation allowance to $629 thousand at December 31, 2010.  The Company has generated net operating loss carryforwards of approximately $12.7 million from its operations in several states. These carryforwards expire at varying dates beginning in the year 2019 and ending in 2030.

As of December 31, 2010 and 2009, the Company had no unrecognized tax benefits.  Accordingly, there would be no effective tax rate impact from recognition of previously unrecognized tax benefits.  The December 31, 2010 and 2009 consolidated balance sheets include no amounts for interest or penalties related to unrecognized tax benefits.  It is the Company’s policy to record interest and penalties related to unrecognized tax benefits in income before taxes.

The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2007 are no longer subject to examination.  The Company is under audit in the state of Maryland for the 2007, 2008 and 2009 tax years.  No other state or federal income tax audits were in process as of December 31, 2010.

Note 7.  Significant Contractual Relationship

In 1999, the Company executed a Management Agreement (the “Agreement”) with Sprint Nextel whereby the Company committed to construct and operate a PCS network using CDMA air interface technology.  Under the Agreement, the Company is the exclusive PCS Affiliate of Sprint Nextel providing wireless mobility communications network products and services on the 1900 MHz band in its territory which extends from Altoona, York and Harrisburg, Pennsylvania, and south along the Interstate 81 corridor through Western Maryland, the panhandle of West Virginia, to Harrisonburg, Virginia.  The Company is authorized to use the Sprint brand in its territory, and operate its network under the Sprint Nextel radio spectrum license.  As an exclusive PCS Affiliate of Sprint Nextel, the Company has the exclusive right to build, own and maintain its portion of Sprint Nextel’s nationwide PCS network, in the aforementioned areas, to Sprint Nextel's specifications.  The initial term of the Agreement is for 20 years and is automatically renewable for three 10-year options, unless terminated by either party under provisions outlined in the Agreement; the Agreement has been amended several times, most recently during 2010.  Upon non-renewal by either party, the Company has either the right or the obligation to sell the business at 80% of “Entire Business Value” (“EBV”) as defined in the Agreement.  EBV is defined as i) the fair market value of a going concern paid by a willing buyer to a willing seller; ii) valued as if the business will continue to utilize existing brands and operate under existing agreements; and, iii) valued as if Manager (Shentel)  owns the spectrum.  Determination of EBV is made by an independent appraisal process.

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

In March 2007 effective January 1, 2007, the Company and Sprint Nextel amended the Management Agreement to simplify the method that the companies used to settle certain postpaid revenues and expenses between them.  The revenues and expenses for 2006 were used as the basis for the calculation.  For 2006, the ratio of net expense due Sprint Nextel for each net revenue dollar (net of credits and bad debt) generated by the Company’s wireless customers was 8.8%, known as the Net Service Fee.  The Net Service Fee percentage was applied to future net revenues to compensate Sprint Nextel for the net expenses due.  The amendment allowed either party to annually request a review of the Net Service Fee, with the percentage needing to change by 100 basis points or more in either direction before there would be a change in the Net Service Fee, with the maximum Net Service Fee not exceeding 12%.

In the second quarter of 2010, Sprint Nextel for the first time exercised their option to review the postpaid Net Service Fee percentage, and effective June 2010, the Net Service Fee increased to 12%, the maximum allowed by contract.

The Net Service Fee will remain at 12% until either party requests a review and the review determines that the underlying costs have changed, causing the Fee percentage to drop 100 basis points or more.  This increase has reduced revenues by approximately $0.3 million per month through December 31, 2010, or nearly $4 million on an annualized basis, at current levels of revenue.

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

On July 8, 2010, the Company acquired the right to receive a share of revenues from approximately 50,000 Virgin Mobile customers in our service area, and effective July 11, 2010, the Company began selling Virgin Mobile and Boost prepaid products and services in its PCS network coverage area.  Prepaid revenues received from Sprint Nextel are reported gross of expenses passed through from Sprint Nextel.  The Company pays handset subsidies to Sprint Nextel for the difference between the selling price of handsets and their cost, in the aggregate and as a net cost.  Many of the revenue and expense components reported to us by Sprint Nextel are based on Sprint Nextel’s national averages for prepaid services, rather than being specifically determined by customers homed in our geographic service areas.

The Company will also recognize amortization on the $6.9 million capitalized purchase price of the acquired subscriber base for the 50,000 acquired Virgin Mobile subscribers.  The amortization of the acquired subscriber base will approximate the life of the customers acquired, gradually decreasing over the expected four year life of this asset.  The Sprint Nextel agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements.  The Company was in compliance in all material respects with these requirements as of December 31, 2010.

Note 8.  Related Party Transactions

ValleyNet, an equity method investee of the Company, resells capacity on the Company’s fiber network under an operating lease agreement.  Facility lease revenue from ValleyNet was approximately $3.3 million, $3.5 million and $3.8 million in the years ended December 31, 2010, 2009 and 2008, respectively.  At December 31, 2010 and 2009, the Company had accounts receivable from ValleyNet of approximately $0.3 million.  The Company's PCS operating subsidiary leases capacity through ValleyNet.  Payment for usage of these facilities was $0.8 million, $1.3 million and $1.3 million in the years ended December 31, 2010, 2009 and 2008, respectively.

Note 9.  Retirement Plans

The Company maintained a noncontributory defined benefit pension plan and a separate defined contribution 401(k) plan.  The Company froze the defined benefit pension plan as of January 31, 2007 and intended to settle benefits earned under the plan and terminate the plan.  The Company received a favorable determination letter from the IRS in February 2010 and settled and terminated the plan during the second quarter of 2010.

The following table presents the defined benefit plan's funded status and amounts recognized in the Company's consolidated financial statements.

	2010	2009
Change in benefit obligation:	(in thousands)
Benefit obligation, beginning	$11,887	$12,397
Interest cost	96	512
Actuarial (gain) loss	257	(576)
Benefits paid	(12,240)	(446)
Benefit obligation, ending	-	11,887

Change in plan assets:
Fair value of plan assets, beginning	11,252	10,147
Actual return on plan assets	1	51
Benefits paid	(12,240)	(446)
Contributions made	987	1,500
Fair value of plan assets, ending	-	11,252

Funded status	-	(635)
Unrecognized net loss	-	3,364
Accrued benefit cost	$-	$(2,729)

Amounts recognized in the consolidated balance sheets:

Accrued liabilities and other	$-	$(635)
Accumulated other comprehensive income	-	3,364
Net amount recognized	$-	$(2,729)

Components of net periodic benefit costs:

	2010	2009	2008
Interest cost	$96	$512	$512
Expected return on plan assets	-	(579)	(579)
Amortization of net loss	41	26	26
Net periodic benefit cost	$137	$(41)	$(41)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of net loss	(41)	(26)	(26)
Net loss (gain) for the period	257	(47)	1,693
Settlement charge	(3,580)	-	-
Total recognized in net periodic benefit cost and other comprehensive income	$(3,227)	$(114)	$1,626

The accumulated benefit obligation for the qualified retirement plan was $11.9 million at December 31, 2009.

Weighted average assumptions used by the Company in the determination of benefit obligations at December 31, 2009 were as follows:

2009
Discount rate	4.31%
Rate of increase in compensation levels	-%

Weighted average assumptions used by the Company in the determination of net pension cost for the years ended December 31, 2009, and 2008 were as follows:

	2009	2008
Discount rate	4.52%	4.52%
Rate of increase in compensation level	-%	-%
Expected long-term rate of return on plan assets	6.50%	6.50%

The Company’s pension plan asset allocations based on market value at December 31, 2009, by asset category were as follows:

2009
Asset Category:
Equity securities	2%
Debt securities	95%
Cash and cash equivalents	3%
100%

Contributions

The Company received approval from the IRS to terminate the plan and completed the settlement of benefits and termination of the plan in June 2010.  The Company contributed approximately $1.0 million to the plan, and distributed approximately $12.2 million to participants, mostly during the second quarter of 2010.  Distributions included lump sum payments to individual participants, rollovers to other qualified plans, and purchases of non-participating annuities.  The Company contributed $1.5 million and $1.8 million to the plan during the years ended December 31, 2009 and 2008.

The Company's matching and employer discretionary contributions to the defined contribution 401(k) plan were approximately $1.5 million, $1.4 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In May 2003, the Company adopted an unfunded nonqualified Supplemental Executive Retirement Plan (the “SERP”) for named executives.  The plan was established to provide retirement benefits in addition to those provided under the Retirement Plan that covered all employees.   In conjunction with the changes in the qualified defined benefit pension plan described above, the SERP was amended effective January 1, 2007 from a defined benefit plan to a defined contribution plan.  The amended plan is non-contributory.  Through June 2010, the Company credited each participant’s account with a contribution of 7% of compensation (generally, base pay plus incentive pay), and 5% of a participant’s compensation in excess of IRS or ERISA limitations on compensation under the 401(k) plan.  During June 2010, the Company curtailed future participation in the Company’s SERP.  Current participants may remain in the SERP and will continue to earn returns (either gains or losses) on invested balances, but the Company will make no further contributions to the SERP and no new participants will be eligible to join the SERP.  As a result of the curtailment, the Company recognized a curtailment loss of $666 thousand, consisting of actuarial losses previously recorded in other comprehensive income.

The Company contributed $67,000, $122,000 and $129,000 to the participants’ accounts under the SERP during 2010, 2009 and 2008, respectively.  At December 31, 2010 and 2009, the total liability due to participants in the SERP was $2.3 million and $2.0 million, respectively.

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

Option Awards

During 2010, the Company granted stock options to certain management employees.  This grant consisted of incentive and non-qualified stock options, vesting 25% annually on the first through fourth anniversaries of the grant date, and having a maximum ten year life.  During 2009, the Company granted stock options to all employees with more than one year of service at the date of grant.  This grant consisted of incentive and non-qualified stock options, vesting 20% annually on the first through fifth anniversaries of the grant date, and having a maximum seven year life.  During 2008, the Company granted stock options to a recently hired officer.  This grant consisted of both incentive and non-qualified stock options, vesting 25% annually on the third, fourth, fifth and sixth anniversaries of the grant date, and having a maximum seven year life.  These grants were accounted for as equity-classified stock options.

The fair values of these grants were estimated at the respective grant dates using a Black-Scholes option-pricing model with the following assumptions:

	2010	2009	2008
Dividend rate	1.90%	1.09%	1.09%
Risk-free interest rate	2.45%	1.88%	2.32%
Expected lives of options	6.25 years	5 years	5 years
Price volatility	39.48%	40.87%	40.14%

Volatility is based on the historical volatility of the price of the Company’s stock over the expected term of the options. The expected term represents the period of time that the options granted are expected to be outstanding. The risk free rate is based on the U.S. Treasury yield curve, in effect at the date the fair value of the options is calculated, with an equivalent term.

Management has made an estimate of expected forfeitures and recognizes compensation costs only for those awards expected to vest.  Compensation cost recognized in 2010, 2009 and 2008 totaled $501 thousand, $555 thousand and $67 thousand, respectively, and the income tax benefit for option-based compensation arrangements recognized in 2010, 2009 and 2008 was $35 thousand, $26 thousand and $7 thousand, respectively.

A summary of outstanding options at December 31, 2010, 2009 and 2008 and changes during the years ended on those dates is as follows:

	Options	Weighted Average Grant Price Per Option	Fair Value Per Option

Outstanding December 31, 2007	296,541	$10.97

Granted	30,000	22.76	$7.90
Cancelled	(30,000)	20.50
Exercised	(71,616)	8.08
Outstanding December 31, 2008	224,925	12.20

Granted	169,047	25.26	$8.73
Cancelled	(9,780)	25.26
Exercised	(45,710)	8.92
Outstanding December 31, 2009	338,482	18.79

Granted	69,222	16.50	$5.70
Cancelled	(7,381)	25.26
Exercised	(59,215)	10.10
Outstanding December 31, 2010	341,108	$19.69

There were options for 341,108 shares outstanding at December 31, 2010 at a weighted average exercise price of $19.69 per share, an aggregate intrinsic value of $0.8 million and a weighted-average remaining contractual life of 5.4 years.  There were options for 97,877 shares exercisable at December 31, 2010 at a weighted average exercise price of $13.91 per share, an aggregate intrinsic value of $0.7 million and a weighted-average remaining contractual life of 3.4 years.  The aggregate intrinsic value represents the total pretax intrinsic value of in-the-money options, based on the Company’s closing stock price of $18.73 as of December 31, 2010.

During 2010, the total fair value of options vested was $0.4 million; the total intrinsic value of options exercised was $0.5 million.  During 2010, the total cash received as a result of employee stock option exercises was $0.5 million, and the actual tax benefit realized for the tax deductions was $49 thousand.

As of December 31, 2010, the total compensation cost related to nonvested options not yet recognized is $0.8 million which will be recognized over a weighted-average period of 4.1 years.

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

The Company has estimated expected forfeitures of 40% for management shares and 35% for employee shares.  Through December 31, 2007, 1,324 employee shares were forfeited due to employees’ termination of employment; an additional 6,573 employee shares and 1,992 management shares were forfeited during the year ended December 31, 2008; and 1,544 employee shares and 751 management shares were forfeited during the year ended December 31, 2009.  During 2010, an additional 2,531 employee shares were forfeited; no management shares were forfeited during 2010.

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

In June 2010, the Company made grants of non-vested shares to 16 management employees.  The Company granted 34,142 shares.  The shares vest 25% annually.  The award was valued at the market price of the Company’s common stock on the date of grant ($16.50 per share).  Subsequently, one recipient surrendered 730 shares upon termination of employment.  The Company also made a grant of non-vested shares to the non-employee members of the Company’s Board of Directors.  The Company granted 7,272 shares, valued at the market price of the Company’s common stock on the grant date ($16.50 per share).  The shares vest 33% annually.

Compensation cost recognized during 2010, 2009 and 2008, was $0.1 million for the shares awarded during 2007, while the compensation cost in 2010 for the 2010 share award was an incremental $0.2 million.  The income tax benefit for share-based compensation arrangements recognized in 2010 totaled $114 thousand, and was $39 thousand for both 2009 and 2008.

Note 11.  Major Customer

The Company has one major customer relationship that is a significant source of revenue.  Approximately 60% of total operating revenues for the year ended December 31, 2010, 63% of total operating revenues for the year ended December 31, 2009, and 69% of total operating revenues for the year ended December 31, 2008 were generated by or through Sprint Nextel and its customers using the Company's portion of Sprint Nextel’s nationwide PCS network.  No other customer relationship generated more than 2.5% of the Company’s total operating revenues for the years ended December 31, 2010, 2009 or 2008.

Note 12.   Shareholder Rights Plan

Effective as of February 8, 2008, the Board of Directors adopted a new Shareholder Rights Plan to replace an expiring plan which was adopted in 1998.  Under certain circumstances, holders of each right (granted at one right per share of outstanding common stock) will be entitled to purchase for $40 one half a share of the Company’s common stock (or, in certain circumstances, $80 worth of cash, property or other securities of the Company for $40). The rights are neither exercisable nor traded separately from the Company’s common stock. The rights are only exercisable if a person or group becomes or attempts to become, the beneficial owner of 15% or more of the Company’s common stock. Under the terms of both Shareholder Rights Plans, such a person or group would not be entitled to the benefits of the rights.  The new Shareholder Rights Plan provides that the Board of Directors may redeem the outstanding rights at any time for $.001 per right, and except with respect to the redemption price of the rights, any of the provisions of the Rights Agreement may be amended by the Board of Directors of the Company.  The new Shareholder Rights Plan provides for the Board of Directors to appoint a committee (the “TIDE Committee”) that is comprised of independent directors of the Company to review and evaluate the Shareholder Rights Plan in order to consider whether it continues to be in the interest of the Company and its shareholders at least every three years.  Following each such review, the TIDE Committee will communicate its conclusions to the full Board of Directors, including any recommendation as to whether the Shareholder Rights Plan should be modified or the Rights should be redeemed.  In January 2011, the TIDE Committee recommended to the full Board of Directors, and the Board of Directors approved, that the Shareholder Rights Plan be maintained as originally adopted.

Note 13.  Lease Commitments

The Company leases land, buildings and tower space under various non-cancelable agreements, which expire between the years 2011 and 2051 and require various minimum annual rental payments.  These leases typically include renewal options and escalation clauses. In general, tower leases have five or ten year initial terms with four renewal terms of five years each. The other leases generally contain certain renewal options for periods ranging from five to twenty years.

Future minimum lease payments under non-cancelable operating leases, including renewals that are reasonably assured at the inception of the lease, with initial variable lease terms in excess of one year as of December 31, 2010 are as follows:

Year Ending	Amount
(in thousands)
2011	$9,894
2012	8,640
2013	8,205
2014	7,870
2015	7,299
2016 and beyond	39,231
$81,139

The Company’s total rent expense was $11.2 million, $7.6 million, and $6.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

As lessor, the Company has leased buildings, tower space and telecommunications equipment to other entities under various non-cancelable agreements, which require various minimum annual payments.  The total minimum rental receipts at December 31, 2010 are as follows:

Year Ending	Amount
(in thousands)
2011	$4,191
2012	3,472
2013	2,462
2014	1,669
2015	909
2016 and beyond	878
$13,581

The Company’s total rent income was $11.9 million, $10.1 million, and $9.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Total rent income includes month-to-month leases which are excluded from the table above.

Note 14.  Acquisitions

Suddenlink Communications

On December 1, 2010, the Company acquired certain cable operations located in Oakland, Maryland and Salem West Virginia, from Cequel III Communications II, LLC, doing business as Suddenlink Communications, for $4.5 million less working capital adjustments.  The Company has included these operations for financial reporting purposes for periods subsequent to the acquisition.

The total purchase price of $4.5 million has been allocated to the assets of Suddenlink as follows (in thousands):

Accounts receivable	$182
Other current assets	58
Cable plant	1,998
All other plant and equipment	681
Acquired subscriber base	1,044
Franchise operating rights (indefinite lived)	662
Cost in excess of net assets of business acquired	77
Total assets	$4,702

Current liabilities	$173

Net assets acquired	$4,529

The Company is unable to provide pro forma disclosure of operating results as if this acquisition had been completed on January 1, 2009, as the Company acquired only a portion of a business segment from Cequel III Communications II, LLC, and financial statements for our acquired portion are not available.

JetBroadBand Holdings, LLC

On July 30, 2010, the Company acquired the cable operations of JetBroadBand Holdings, LLC (“JetBroadBand”) for $147.4 million in cash.  The purchase price was financed by a credit facility arranged by CoBank, ACB (see Note 5).  The Company has included these operations for financial reporting purposes for periods subsequent to the acquisition.

The total purchase price of $147.4 million has been allocated to the assets of JetBroadBand as follows (in thousands):

Accounts receivable	$3,456
Other current assets	930
Cable plant	44,924
Converter boxes	2,875
Headend equipment	4,708
Land and buildings	1,700
All other plant and equipment	1,828
Acquired subscriber base	22,112
Franchise operating rights (indefinite lived)	62,930
Cost in excess of net assets of business acquired	6,467
Total assets	$151,930

Current liabilities	$4,540

Net assets acquired	$147,390

Following are the unaudited pro forma results of the Company for the twelve months ended December 31, 2010 and 2009 as if the acquisition of JetBroadBand had occurred as of January 1, 2009, in millions:

	Twelve Months Ended December 31,
	2010	2009
Operating revenues	$221.8	$205.2
Earnings before income taxes	$30.5	$36.9

The pro forma disclosures shown above are based upon valuations of the assets acquired, liabilities assumed and estimates of depreciation and amortization charges thereon.  They should not be construed as representative of actual results that might have been reported had the acquisition actually occurred as of January 1, 2009.

Operating revenues reported in the condensed consolidated statements of income for the year ended December 31, 2010 included revenues of $18.9 million related to the former JetBroadBand entity.  The amount of earnings before income taxes related to the former JetBroadBand entity is not readily determinable due to intercompany transactions and allocations that have occurred in connection with the operations of the combined company.

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

The Company accounted for the acquisition using the purchase method.  The net assets acquired were recorded at their estimated fair values.  The major classes of assets and liabilities acquired were as follows:

Trade accounts receivable	$890
Property, plant and equipment	6,418
Intangible assets	3,110
Goodwill	1,234
Other assets	156
Total assets	$11,808

Current liabilities	$147
Deferred revenue	775
Total liabilities	$922

Net assets acquired	$10,886

In December, 2009, the Company sold certain cable assets, passing approximately 8,100 homes, previously acquired from Rapid Communications, LLC, for $1.5 million, recognizing a gain of $0.4 million.

Note 15.  Segment Reporting

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

The Wireline segment provides regulated and unregulated voice services, dial-up and DSL internet access, and long distance access services throughout Shenandoah County and portions of northwestern Augusta County, Virginia, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland, and south from Harrisonburg, Virginia, along Interstates 81 and 64 to Charleston, West Virginia, then north and terminating near Weston, West Virginia.

The Cable TV segment provides cable television services in Shenandoah County, Virginia, and since December 1, 2008, in various franchise areas in West Virginia and southern and southwestern Virginia, and since December 1, 2010, portions of western Maryland, as a result of cable acquisitions described previously.

Selected financial data for each segment is as follows:

Year ended December 31, 2010 (In thousands)	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$111,279	$14,241	$32,215	$-	$-	$157,735
Other revenues	13,575	19,343	4,236	-	-	37,154
Total external revenues	124,854	33,584	36,451	-	-	194,889
Internal revenues	3,034	13,617	51	-	(16,702)	-
Total operating revenues	127,888	47,201	36,502	-	(16,702)	194,889

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	44,794	17,503	26,704	226	(14,754)	74,473
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	21,558	8,845	13,835	3,259	(1,948)	45,549
Depreciation and amortization	23,187	7,883	11,314	246	-	42,630
Total operating expenses (1)	89,539	34,231	51,853	3,731	(16,702)	162,652
Gain on sale of directory	-	4,000	-			4,000
Operating income (loss)	$38,349	$16,970	$(15,351)	$(3,731)	$-	$36,237

(1)	Total operating expenses for 2010 includes $3.8 million of expense, pre-tax, resulting from the settlement of the qualified pension plan and curtailment of the SERP during the second quarter of 2010.

Year ended December 31, 2009 (In thousands)	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$102,196	$13,296	$14,257	$-	$-	$129,749
Other revenues	10,839	18,754	1,274	-	-	30,867
Total external revenues	113,035	32,050	15,531	-	-	160,616
Internal revenues	2,660	13,013	32	-	(15,705)	-
Total operating revenues	115,695	45,063	15,563	-	(15,705)	160,616

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	38,129	16,773	12,550	310	(13,730)	54,032
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	17,098	7,397	5,383	3,224	(1,975)	31,127
Depreciation and amortization	20,293	8,317	3,700	320	-	32,630
Total operating expenses	75,520	32,487	21,633	3,854	(15,705)	117,789
Operating income (loss)	$40,175	$12,576	$(6,070)	$(3,854)	$-	$42,827

Year ended December 31, 2008 (In thousands)	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$92,149	$13,081	$5,592	$-	$-	$110,822
Other revenues	12,326	20,767	509	-	-	33,602
Total external revenues	104,475	33,848	6,101	-	-	144,424
Internal revenues	2,410	11,506	32	-	(13,948)	-
Total operating revenues	106,885	45,354	6,133	-	(13,948)	144,424

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	35,935	15,585	4,205	402	(12,154)	43,973
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	17,623	7,354	1,594	3,793	(1,794)	28,570
Depreciation and amortization	17,450	7,666	1,250	304	-	26,670
Total operating expenses	71,008	30,605	7,049	4,499	(13,948)	99,213
Operating income (loss)	$35,877	$14,749	$(916)	$(4,499)	$-	$45,211

A reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before income taxes is as follows:

	Years Ended December 31,
	2010	2009	2008
Total consolidated operating income	$36,237	$42,827	$45,211
Interest expense	(4,716)	(1,361)	(1,009)
Non-operating income (expense), net	552	1,083	(639)
Income from continuing operations before income taxes	$32,073	$42,549	$43,563

The Company’s assets by segment are as follows:

(In thousands)	December 31, 2010	December 31, 2009

Wireless	$124,854	$146,228
Wireline	78,552	80,668
Cable TV	208,039	20,240
Other (includes assets held for sale)	393,340	172,069
Combined totals	804,785	419,205
Inter-segment eliminations	(338,348)	(147,480)
Consolidated totals	$466,437	$271,725

Note 16.  Quarterly Results (unaudited)

The following table shows selected quarterly results for the Company.

(in thousands except per share data)

For the year ended December 31, 2010	First	Second	Third	Fourth	Total
Operating revenues	$41,518	$42,286	$53,155	$57,930	$194,889
Operating income	11,500	7,768	9,563	7,406	36,237
Net income from continuing operations	6,569	4,500	4,190	3,459	18,718
Net income	6,754	4,572	4,034	2,715	18,075

Net income from continuing operations per share – basic and diluted	$0.28	$0.19	$0.18	$0.14	$0.79
Net income per share – basic and diluted	0.29	0.19	0.17	0.11	0.76

For the year ended December 31, 2009	First	Second	Third	Fourth	Total
Operating revenues	$40,102	$40,140	$40,115	$40,259	$160,616
Operating income	12,012	11,638	10,569	8,608	42,827
Net income from continuing operations	6,157	6,815	6,346	5,766	25,084
Net income (loss)	(4,213)	6,740	6,307	6,258	15,092

Net income from continuing operations per share – basic and diluted	$0.26	$0.29	$0.27	$0.24	$1.06
Net income (loss) per share – basic and diluted	(0.18)	0.29	0.27	0.26	0.64

Exhibits Index

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Shenandoah Telecommunications Company filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2007.

3.2	Shenandoah Telecommunications Company Bylaws, as amended, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 16, 2009.

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

10.42	Addendum IX to the Sprint Management Agreement dated as of April 14, 2009, filed herewith.

10.43
Asset Purchase Agreement dated as of April 16, 2010, between JetBroadband VA, LLC, Helicon Cable Communications, LLC, JetBroadband WV, LLC, JetBroadband Holdings, LLC, Helicon Cable Holdings, LLC, Shentel Cable Company and Shenandoah Telecommunications Company, filed as Exhibit 10.43 to the Company’s Current Report on Form 8-K, dated April 16, 2010.

10.44
Addendum X dated March 15, 2010 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.44 to the Company’s Current Report on Form 10-Q, dated May 7, 2010.

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
  ___________
  * Filed herewith