Form 10-Q
period 2011-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2011-05-09
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes     No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☑

The number of shares of the registrant’s common stock outstanding on April 22, 2011 was 23,767,160.

SHENANDOAH TELECOMMUNICATIONS COMPANY
INDEX

		Page
		Numbers
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets March 31, 2011 and December 31, 2010	3-4

	Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2011 and 2010	5

	Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Three Months Ended March 31, 2011 and the Year Ended December 31, 2010	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	7-8

	Notes to Unaudited Condensed Consolidated Financial Statements	9-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	25

	Signatures	26

	Exhibit Index	27

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	March 31, 2011	December 31, 2010

Current Assets
Cash and cash equivalents	$26,558	$27,453
Accounts receivable, net	19,498	20,634
Income taxes receivable	-	2,576
Materials and supplies	4,910	6,360
Prepaid expenses and other	4,669	3,770
Assets held for sale	8,726	9,305
Deferred income taxes	702	702
Total current assets	65,063	70,800

Investments, including $2,363 and $2,287 carried at fair value	8,740	9,090

Property, Plant and Equipment
Plant in service	474,238	466,658
Plant under construction	29,854	25,515
	504,092	492,173
Less accumulated amortization and depreciation	218,161	212,122
Net property, plant and equipment	285,931	280,051

Other Assets
Intangible assets, net	87,355	90,389
Cost in excess of net assets of businesses acquired	10,962	10,962
Deferred charges and other assets, net	5,114	5,145
Net other assets	103,431	106,496
Total assets	$463,165	$466,437

See accompanying notes to unaudited condensed consolidated financial statements.

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	March 31, 2011	December 31, 2010

Current Liabilities
Current maturities of long-term debt	$17,180	$14,823
Accounts payable	8,613	12,237
Advanced billings and customer deposits	8,946	8,067
Accrued compensation	1,820	3,278
Income taxes payable	539	-
Liabilities held for sale	897	910
Accrued liabilities and other	6,610	5,583
Total current liabilities	44,605	44,898

Long-term debt, less current maturities	174,901	180,289

Other Long-Term Liabilities
Deferred income taxes	34,561	35,902
Deferred lease payable	3,833	3,734
Asset retirement obligations	6,649	6,542
Other liabilities	4,970	4,767
Total other liabilities	50,013	50,945

Commitments and Contingencies

Shareholders’ Equity
Common stock	20,147	19,833
Retained earnings	173,499	170,472
Total shareholders’ equity	193,646	190,305

Total liabilities and shareholders’ equity	$463,165	$466,437

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010

Operating revenues	$60,428	$41,597

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	26,061	13,972
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	13,338	7,780
Depreciation and amortization	13,938	8,327
Total operating expenses	53,337	30,079
Operating income	7,091	11,518

Other income (expense):
Interest expense	(1,819)	(310)
Gain (loss) on investments, net	(125)	(66)
Non-operating income, net	218	87
Income from continuing operations before income taxes	5,365	11,229

Income tax expense	2,305	4,648
Net income from continuing operations	3,060	6,581
Earnings (loss) from discontinued operations, net of tax (expense) benefit of $22 and $(112), respectively	(33)	173
Net income	$3,027	$6,754

Basic and diluted income (loss) per share:

Net income from continuing operations	$0.13	$0.28
Net earnings (loss) from discontinued operations	-	0.01
Net income	$0.13	$0.29

Weighted average shares outstanding, basic	23,767	23,698

Weighted average shares, diluted	23,849	23,733

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2009	23,681	$17,890	$160,230	$(2,448)	$175,672
Comprehensive income:
Net income	-	-	18,075	-	18,075
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	-	-	-	2,596	2,596
Net unrealized gain from pension plans, net of tax	-	-	-	(148)	(148)
Total comprehensive income					20,523
Dividends declared ($0.33 per share)	-	-	(7,833)	-	(7,833)
Dividends reinvested in common stock	29	520	-	-	520
Stock-based compensation	-	792	-	-	792
Common stock issued through exercise of incentive stock options	57	561	-	-	561
Net excess tax benefit from stock options exercised	-	70	-	-	70

Balance, December 31, 2010	23,767	$19,833	$170,472	$-	$190,305
Comprehensive income:
Net income	-	-	3,027	-	3,027
Total comprehensive income					3,027
Stock-based compensation	-	310	-	-	310
Common stock issued	-	4	-	-	4
Balance, March 31, 2011	23,767	$20,147	$173,499	$-	$193,646

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2011	2010

Cash Flows From Operating Activities
Net income	$3,027	$6,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,898	8,218
Amortization	3,040	109
Provision for bad debt	1,284	177
Stock based compensation expense	310	142
Excess tax benefits on stock option exercises	-	(70)
Deferred income taxes	(1,341)	(501)
Net loss on disposal of equipment	53	145
Realized loss on disposal of investments	27	150
Unrealized (gains) losses on investments	(98)	(197)
Net (gain) loss from patronage and equity investments	186	78
Other	25	189
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(20)	(1,803)
Materials and supplies	1,450	1,167
Income taxes receivable	2,576	4,797
Increase (decrease) in:
Accounts payable	(3,617)	(3,526)
Deferred lease payable	107	78
Income taxes payable	539	-
Other prepaids, deferrals and accruals	(495)	82
Net cash provided by operating activities	$17,950	$15,989

Cash Flows From Investing Activities
Purchase and construction of property, plant and equipment	$(16,121)	$(9,570)
Proceeds from sale of equipment	70	240
Purchase of investment securities	(84)	(43)
Proceeds from sale of investment securities	317	34

Net cash used in investing activities	$(15,818)	$(9,339)

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2011	2010

Cash Flows From Financing Activities
Principal payments on long-term debt	$(3,032)	$(1,125)
Excess tax benefits on stock option exercises	-	70
Proceeds from exercise of incentive stock options	4	549

Net cash used in financing activities	$(3,028)	$(506)

Net increase (decrease) in cash and cash equivalents	$(895)	$6,144

Cash and cash equivalents:
Beginning	27,453	12,054
Ending	$26,558	$18,198

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,988	$382

Income taxes	$509	$427

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The interim condensed consolidated financial statements of Shenandoah Telecommunications Company and Subsidiaries (collectively, the “Company”) are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein.  All such adjustments were of a normal and recurring nature.  These statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The balance sheet information at December 31, 2010 was derived from the audited December 31, 2010 consolidated balance sheet. Operating revenues and income from operations for any interim period are not necessarily indicative of results that may be expected for the entire year.

2.  Discontinued Operations

In September 2008, the Company announced its intention to sell its Converged Services operation, and the related assets and liabilities were reclassified as held for sale in the consolidated balance sheet and the historical operating results were reclassified as discontinued operations.  Depreciation and amortization on long-lived assets was also discontinued.

During 2009 and 2010, the Company determined that the fair value of Converged Services had declined.  Accordingly, the Company recorded an impairment loss of $17.5 million ($10.7 million, net of taxes) as of March 31, 2009, and recorded an additional impairment loss of $1.9 million ($1.1 million, net of taxes) as of December 31, 2010, to reduce the carrying value of these assets to their estimated fair value less cost to sell.  At March 31, 2011, negotiations to complete the sale continue, and there has been no change in the estimated fair value of the assets.  During the first quarter of 2011, the Company made the decision to transfer service contracts for five Converged Services’ properties that were within the Shentel Cable franchised cable footprint and could be serviced by the Company’s nearby cable headends.  These properties, with an aggregate net book value of approximately $0.4 million in long-lived assets, were transferred to Shentel Cable and have been reclassified from discontinued operations for all prior periods.  The Company recorded an adjustment to depreciation expense of $0.1 million to reduce the carrying value of the assets transferred to the lower of their carrying value net of the impairment charge or the carrying value as if depreciation had been recorded on these assets at all times.

Assets and liabilities held for sale consisted of the following:

	March 31, 2011	December 31, 2010
Assets held for sale:
Property, plant and equipment, net	$6,145	$6,614
Intangible assets, net	706	706
Deferred charges	1,310	1,310
Other assets	565	675
	$8,726	$9,305
Liabilities:
Other liabilities	$897	$910

Discontinued operations included the following amounts of operating revenue and income (loss) before income taxes:

	Three Months Ended
	March 31,
	2011	2010
Operating revenues	$3,306	$3,367
Earnings (loss) before income taxes	$(55)	$285

3.  Earnings per share

Basic net income (loss) per share was computed on the weighted average number of shares outstanding.  Diluted net income (loss) per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options.  Of 533 thousand and 279 thousand shares and options outstanding at March 31, 2011 and 2010, respectively, 219 thousand and 219 thousand were anti-dilutive, respectively.  These options have been excluded from the computations of diluted earnings per share for their respective period.  There were no adjustments to net income for either period.

Index

4.  Investments Carried at Fair Value

Investments include $2.4 million and $2.3 million of investments carried at fair value as of March 31, 2011 and December 31, 2010, respectively, consisting of equity, bond and money market mutual funds.  These investments were acquired under a rabbi trust arrangement related to a non-qualified supplemental retirement plan maintained by the Company.  During the three months ended March 31, 2011, the Company recognized $27 thousand in net losses on dispositions of investments, recognized $5 thousand in dividend and interest income from investments, and recognized net unrealized gains of $98 thousand on these investments.  Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds.

5.  Financial Instruments

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

6.  Segment Information

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

The Cable TV segment provides video, internet and voice services in Virginia, West Virginia and Maryland.  It includes the operations acquired from JetBroadBand, LLC, since July 30, 2010, and the operations acquired from Suddenlink since November 30, 2010.

Index

Selected financial data for each segment is as follows:

Three months ended March 31, 2011 (In thousands)
	Wireless	Wireline	Cable TV	Other	Eliminations	ConsolidatedTotals
External revenues
Service revenues	$32,204	$3,585	$14,461	$-	$-	$50,250
Other	3,475	4,670	2,033	-	-	10,178
Total external revenues	35,679	8,255	16,494	-	-	60,428
Internal revenues	790	3,828	37	-	(4,655)	-
Total operating revenues	36,469	12,083	16,531	-	(4,655)	60,428

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	13,614	4,533	11,924	33	(4,043)	26,061
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	6,545	1,801	4,629	975	(612)	13,338
Depreciation and amortization	6,235	1,949	5,698	56	-	13,938
Total operating expenses	26,394	8,283	22,251	1,064	(4,655)	53,337
Operating income (loss)	10,075	3,800	(5,720)	(1,064)	-	7,091

Three months ended March 31, 2010 (In thousands)
	Wireless	Wireline	Cable TV	Other	Eliminations	ConsolidatedTotals
External revenues
Service revenues	$26,527	$3,377	$3,613	$-	$-	$33,517
Other	2,960	4,741	379	-	-	8,080
Total external revenues	29,487	8,118	3,992	-	-	41,597
Internal revenues	746	3,261	10	-	(4,017)	-
Total operating revenues	30,233	11,379	4,002	-	(4,017)	41,597

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	9,878	4,163	3,382	67	(3,518)	13,972
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,103	1,832	1,532	812	(499)	7,780
Depreciation and amortization	5,239	1,925	1,090	73	-	8,327
Total operating expenses	19,220	7,920	6,004	952	(4,017)	30,079
Operating income (loss)	11,013	3,459	(2,002)	(952)	-	11,518

A reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before income taxes is as follows:

	Three Months Ended March 31,
	2011	2010
Total consolidated operating income	$7,091	$11,518
Interest expense	(1,819)	(310)
Non-operating income (expense), net	93	21
Income from continuing operations before income taxes	$5,365	$11,229

Index

The Company’s assets by segment are as follows:

(In thousands)
	March 31, 2011	December 31, 2010

Wireless	$118,592	$124,854
Wireline	78,439	78,552
Cable TV	210,209	208,039
Other (includes assets held for sale)	401,446	393,340
Combined totals	808,686	804,785
Inter-segment eliminations	(345,521)	(338,348)
Consolidated totals	$463,165	$466,437

7.  Income Taxes

The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2007 are no longer subject to examination. The Company is under audit in the state of Maryland for the 2007, 2008 and 2009 tax years.   No other state or federal income tax audits were in process as of March 31, 2011.

8.  Subsequent Events

On April 29, 2011, the Company executed the Second Amendment Agreement to its Credit Facility originally entered into in July 2010.  The Second Amendment reduces the Company’s interest rate margins for base rate loans and LIBOR loans by 50 basis points each, from the initial 2.50% and 3.50%, respectively, to 2.00% and 3.00%, respectively.  It also reduces the Company’s commitment fee from the current 0.500% on unused capacity to 0.375%.  The Second Amendment also removes the provision that limited the Company’s ability to borrow the full $50 million under the Revolver Facility, increasing the Company’s borrowing capacity by $20 million.  The Second Amendment made other technical revisions primarily related to the above changes.

On May 5, 2011, the Company received cash proceeds of $0.9 million (with an addtional $0.1 million in proceeds placed in escrow for twelve months) to complete the sale, effective April 22, 2011, of service contracts for seven Converged Services' properties and related assets. The total proceeds approximate the carrying value of the assets sold.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements.  All statements regarding Shenandoah Telecommunications Company’s expected future financial position and operating results, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements.  We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct.  The Company’s actual results could be materially different from its expectations because of various factors, including those discussed below and under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010.  The following management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010, including the financial statements and related notes included therein.

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

*	The Cable TV segment provides cable television services in Virginia, West Virginia and Maryland.

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

In March, 2009, the Company recorded an impairment loss of $17.5 million ($10.7 million, net of taxes) to reduce the carrying value of these assets to their estimated fair value less cost to sell.    In December 2010, the Company recorded an additional impairment charge of $1.9 million ($1.1 million, net of tax), to reduce the carrying value of these assets to their revised estimated fair value less cost to sell.  In March, 2011, the Company transferred service contracts for five properties from Converged Services to Shentel Cable, as these properties are located in the Company’s franchise cable footprint as a result of the JetBroadBand acquisition.  Operating results for these properties have been reclassified as continuing operations for all periods presented, and the Company recorded an adjustment to depreciation expense of $0.1 million to reduce the carrying value of assets transferred to the lower of their carrying value net of the impairment charge or the carrying value as if depreciation had been recorded on these assets at all times.  At March 31, 2011, negotiations to complete the sale of the remaining assets continue, and there has been no change in the estimated fair value of these assets.

Index

Acquisition of Virgin Mobile Customers and Initiation of Prepaid Wireless Sales

In July 2010, the Company acquired the right to receive a share of revenues from approximately 50,000 Virgin Mobile customers in our service area, and effective July 11, 2010, the Company began selling Virgin Mobile and Boost prepaid products and services.  The Company expects to incur significant costs of acquisition (including handset subsidies, commissions, and other sales and marketing costs) in the month of customer activation.   Due to expensing all costs of acquisition in the month of acquisition, the Company expects that the sale of prepaid products and services will have a net negative impact on operating results until the base of customers is sufficient such that the aggregate monthly revenue less recurring expenses exceeds the up-front costs for new activations.

Cable Acquisitions

On July 30, 2010, the Company completed the acquisition of cable operations and subscribers from JetBroadBand for approximately $148 million in cash.  The acquired cable operations offer video, high speed Internet and voice services representing approximately 66,000 revenue generating units in southern Virginia and southern West Virginia.  The acquired networks pass approximately 115,000 homes.  The operating results of the acquired cable operations are now included in the Company’s Cable Television segment, significantly impacting that segment’s operating revenues and expenses in subsequent periods.

On November 30, 2010, the Company completed the acquisition of two small cable systems from Suddenlink for $4.5 million.  These systems are located in West Virginia and Maryland, pass approximately 7,000 homes and represented approximately 4,200 revenue generating units.

Results of Operations

Three Months Ended March 31, 2011 Compared with the Three Months Ended March 31, 2010

Consolidated Results

The Company’s consolidated results from continuing operations for the first quarter of 2011 and 2010 are summarized as follows:

(in thousands)
	Three Months Ended March 31,		Change
	2011	2010	$	%

Operating revenues	$60,428	$41,597	$18,831	45.3
Operating expenses	53,337	30,079	23,258	77.3
Operating income	7,091	11,518	(4,427)	(38.4)

Interest expense	(1,819)	(310)	(1,509)	486.8
Other income (expense)	93	21	68	323.8
Income before taxes	5,365	11,229	(5,864)	(52.2)
Income tax expense	2,305	4,648	2,343	50.4
Net income from continuing operations	$3,060	$6,581	$(3,521)	(53.5)

Index

Operating revenues

For the three months ended March 31, 2011, operating revenues increased $18.8 million, or 45.3%. The increase was primarily due to incremental cable segment revenues of $11.7 million resulting from the cable acquisitions which occurred in the latter half of 2010, and to $4.4 million in incremental net revenues from prepaid PCS customers. Postpaid PCS revenues increased $1.2 million over the first quarter of 2010, while cable revenues in the markets acquired in 2008 increased $0.9 million over the first quarter of 2010.  All other revenues increased $0.5 million, net, in the first quarter of 2011 over the first quarter of 2010.

Operating expenses

For the three months ended March 31, 2011, operating expenses increased $23.3 million, or 77.3%, compared to the 2010 period.  The cable operations acquired in 2010 incurred $15.0 million of operating expenses in the first quarter of 2011, while costs associated with prepaid PCS offerings totaled $5.5 million.  The incremental costs of the cable operations acquired in 2008 accounted for $1.3 million of the year over year increase.  Costs related to the expansion of the wireless network and the provision of high-speed wireless internet data access services added $0.5 million in incremental site rent, power and backhaul costs, and $0.2 million in additional depreciation expense.  All other operating expenses increased $0.7 million in the first quarter of 2011, compared to the first quarter of 2010.

Interest expense

The increase in interest expense resulted from the increased borrowings used to fund the JetBroadband cable acquisition in 2010.

Income tax expense

The Company’s effective tax rate on income from continuing operations increased from 41.4% in the first quarter of 2010 to 42.9% in the first quarter of 2011 due primarily to higher blended state tax rates due to the expansion of cable operations.

Net income from continuing operations

For the three months ended March 31, 2011, net income from continuing operations decreased $3.5 million, reflecting higher costs of acquiring prepaid PCS and cable customers and the higher interest costs associated with funding the cable acquisitions.

Wireless

The Company’s Wireless segment provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, through Shenandoah Personal Communications Company (“PCS”), a Sprint PCS Affiliate of Sprint Nextel.  This segment also leases land on which it builds Company-owned cell towers, which it leases to affiliated and non-affiliated wireless service providers, throughout the same four-state area described above, through Shenandoah Mobile Company (“Mobile”).

PCS receives revenues from Sprint Nextel for subscribers that obtain service in PCS’s network coverage area.  PCS relies on Sprint Nextel to provide timely, accurate and complete information to record the appropriate revenue for each financial period.  Postpaid revenues received from Sprint Nextel are recorded net of certain fees retained by Sprint Nextel.  These fees totaled 16.8% of net billed revenue, as defined, until June 2010, when Sprint Nextel exercised its right to re-evaluate the net service fee component, and increased the total fees retained by Sprint Nextel to 20%.   Sprint Nextel retains a 6% management fee on prepaid revenues.

Index

The following table shows selected operating statistics of the Wireless segment as of the dates shown:

	March 31, 2011	Dec. 31, 2010	March 31, 2010	Dec. 31, 2009

Wireless Segment
Retail PCS Subscribers – Postpaid (1)	237,825	234,809	224,524	222,818
Retail PCS Subscribers – Prepaid	80,243	66,956	n/a	n/a
PCS Market POPS (000) (2)	2,360	2,337	2,353	2,327
PCS Covered POPS (000) (2)	2,083	2,049	2,059	2,033
CDMA Base Stations (sites)	503	496	481	476
EVDO-enabled sites	390	381	340	334
EVDO Covered POPS (000) (2)	2,010	1,981	1,968	1,940
Towers	148	146	141	140
Non-affiliate cell site leases	217	216	200	196
Gross PCS Subscriber Additions – Postpaid (3)	15,486	17,131	14,928	16,649
Net PCS Subscriber Additions – Postpaid (3)	3,016	4,224	1,706	3,465
Gross PCS Subscriber Additions – Prepaid (3)	23,170	19,199	n/a	n/a
Net PCS Subscriber Additions – Prepaid (3)	13,287	10,775	n/a	n/a
PCS Average Monthly Retail Churn % - Postpaid (3)	1.76%	1.85%	1.91%	1.99%
PCS Average Monthly Retail Churn % - Prepaid (3)	4.50%	4.63%	n/a	n/a

1)
In 2011, the Company discovered it had been incorrectly including certain rate plans as postpaid subscribers in the latter months of fiscal 2010.  Postpaid subscriber counts and net postpaid additions for 2010 have been reduced by 888 due to the correction.

2)
POPS refers to the estimated population of a given geographic area and is based on information purchased from third party sources.  Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the network’s service area.

3)	For the three month period shown.

(in thousands)
	Three Months Ended March 31,		Change
	2011	2010	$	%

Segment operating revenues
Wireless service revenue	$32,204	$26,527	$5,677	21.4
Tower lease revenue	2,177	1,948	229	11.8
Equipment revenue	1,569	1,218	351	28.8
Other revenue	519	540	(21)	(3.9)
Total segment operating revenues	36,469	30,233	6,236	20.6
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	13,614	9,878	3,736	37.8
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	6,545	4,103	2,442	59.5
Depreciation and amortization	6,235	5,239	996	19.0
Total segment operating expenses	26,394	19,220	7,174	37.3
Segment operating income	$10,075	$11,013	$(938)	(8.5)

Index

Operating revenues

Wireless service revenue increased $5.7 million, or 21.4%, for the three months ended March 31, 2011, compared to the comparable 2010 period.  Net prepaid revenue represented $4.5 million of this increase.  Average postpaid subscribers increased 5.6% in the current quarter compared to the 2010 first quarter, contributing to a 7.0% increase in postpaid voice service revenue.  Total credits against gross billed revenue, including fees retained by Sprint Nextel and bad debt write-offs, increased $1.3 million from the first quarter of 2010, principally due to the increase in the net service fee from 8.8% to 12.0% effective June 1, 2010.   Fees retained by Sprint Nextel increased by $1.5 million, or 27.0%, while bad debt write-offs declined by $0.4 million, or 25.5%, and all other credits increased $0.2 million.

The increase in tower lease revenue resulted primarily from additional cell site leases.

The increase in equipment revenue resulted from a change in the mix of handsets sold between Company stores and local dealers.  Total gross revenue from handset sales through these two channels was slightly higher in 2010, but more of the revenue was generated through Company stores and retained by PCS.

Cost of goods and services

Cost of goods and services increased $3.7 million, or 37.8%, in 2011 from the first quarter of 2010.  Handset costs associated with prepaid customer acquisitions generated $2.5 million of incremental costs, while postpaid handset costs increased $0.4 million. Costs of the expanded network coverage and expansion of EVDO coverage and capacity resulted in a $0.5 million increase in network costs including rent for additional tower and co-location sites, power and backhaul line costs.

Selling, general and administrative

Selling, general and administrative costs increased $2.4 million, or 59.5%, in the first quarter of 2011 over the comparable 2010 period.  Costs associated with prepaid customers accounted for $2.1 million of the increase in costs, principally marketing and selling costs.  Operating taxes and other sales and marketing costs accounted for the remainder of the increase.

Depreciation and amortization

Depreciation and amortization increased $1.0 million in 2011 over the 2010 first quarter, due to $0.8 million of amortization of the initial purchase cost of acquired prepaid customers.  The remainder of the increase resulted from capital projects for EVDO capability and new towers and cell sites placed in service since first quarter of 2010.

Cable Television

The Cable Television segment provides analog, digital and high-definition television service under franchise agreements in Virginia, West Virginia and Maryland.

The Company has been upgrading its cable systems since early 2009, and by December 2010 had completed upgrades to the systems acquired in late 2008.  The Company has introduced expanded video and internet service offerings as market upgrades were completed beginning in the second half of 2009, and began introducing voice service in several upgraded markets as the first quarter of 2010 ended.  The Company has continued rolling out expanded video services, internet and voice services to additional markets as upgrades have been completed.

The Company closed on the acquisition of cable operations from JetBroadBand effective July 30, 2010, and Suddenlink effective November 30, 2010.  The acquired cable operations offer video, high speed Internet and voice services representing approximately 70,000 revenue generating units in Virginia, West Virginia and Maryland.  The acquired networks pass approximately 122,000 homes. The Cable segment results include the operating results of the acquired operations from July 30, 2010 and November 30, 2010, forward, respectively.

Index

The following table shows selected operating statistics of the Cable Television segment as of the dates shown:

	March 31, 2011	Dec. 31, 2010(1)	March 31, 2010(1)	Dec. 31, 2009(1)

Homes Passed (2)	179,328	178,763	56,268	56,268
Video
Customers (3)	66,861	67,235	23,455	23,022
Penetration (4)	37.3%	37.6%	41.7%	40.9%
Digital video customers (5)	23,278	22,855	7,475	6,487
Digital video penetration (5)	34.8%	34.0%	31.9%	28.2%
High-speed Internet
Available Homes (6)	147,444	144,099	27,522	25,748
Customers (3)	33,472	31,832	3,224	2,525
Penetration (4)	22.7%	22.1%	11.7%	9.8%
Voice
Available Homes (6)	121,960	118,652	6,355	-
Customers (3)	7,089	6,340	60	22
Penetration (4)	5.8%	5.3%	0.9%	n/a
Revenue Generating Units (7)	130,700	128,262	34,214	32,056
Total Fiber Miles	32,706	31,577	4,558	4,558
Fiber Route Miles	1,809	1,389	403	403

1)
In March 2011, the Company transferred five properties from its converged services subsidiary to Shentel Cable.  Operating results for these 5 properties had been included in discontinued operations in prior periods.  The Company has reclassified their operating results to continuing operations for all prior periods, and the customer counts for prior periods have been revised to include customers at these properties.  As of December 31, 2010, these properties included 233 video customers, 449 internet customers, and 14 voice customers.  Customer counts for prior periods were not significantly different for these properties.  The Company also increased the number of internet customers as of December 31, 2010 by 503 customers, due to a computational error.  In July 2010, the Company acquired cable operations covering approximately 115 thousand video homes passed, 101 thousand high-speed internet available homes, and 85 thousand voice available homes.  These systems served approximately 41 thousand video subscribers, 21 thousand high-speed internet subscribers, and 3 thousand voice subscribers.  In December 2010, the Company acquired two small systems covering approximately 7 thousand video homes passed, approximately 3 thousand video customers and 1 thousand high-speed internet customers.

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
5)
Digital video customers are those who receive any level of video service via digital transmission.  A dwelling with one or more digital set-top boxes counts as one digital video customer.  Digital video penetration is calculated by dividing the number of digital video customers by total video customers.

6)
Homes and businesses are considered available (“available homes”) if we can connect them to our distribution system without further upgrading the transmission lines and if we offer the service in that area.  Homes passed in Shenandoah County are excluded from available homes as we do not offer high-speed internet or voice services over our co-axial distribution network in this market.

7)
Revenue generating units are the sum of video, digital video, voice and high-speed internet customers.  Consistent with industry practices, each digital video customer counts as two revenue generating units.

Index

(in thousands)
	Three Months Ended March 31,		Change
	2011	2010	$	%

Segment operating revenues
Service revenue	$14,461	$3,613	$10,848	300.2
Equipment and other revenue	2,070	389	1,681	432.1
Total segment operating revenues	16,531	4,002	12,529	313.1

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	11,924	3,382	8,542	252.6
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,629	1,532	3,097	202.2
Depreciation and amortization	5,698	1,090	4,608	422.8
Total segment operating expenses	22,251	6,004	16,247	270.6
Segment operating loss	$(5,720)	$(2,002	$(3,718	(185.7)

Operating revenues

The cable operations acquired in 2010 generated $10.1 million of the change in service revenue shown above.  Legacy cable operations, which included the cable operations acquired in 2008, generated the balance of the increase.  All but $0.1 million of the change in equipment and other revenues was generated by the cable operations acquired in 2010.

Operating expenses

The cable operations acquired in 2010 generated $15.0 million of the increase in segment operating expenses shown above.  Legacy cable operations generated the balance of $1.2 million in operating expenses, principally costs of acquiring customers, network costs and incremental depreciation costs on network upgrades placed in service since first quarter of 2010.

Operating expenses are expected to continue at elevated levels until all networks are upgraded by the third quarter of 2012, and for a period of time thereafter while enhanced services marketing efforts continue in recently upgraded markets.

Index

Wireline

The Wireline segment is comprised of several subsidiaries providing telecommunications services.  Through these subsidiaries, this segment provides regulated and unregulated voice services, dial-up and DSL internet access, and long distance access services throughout Shenandoah County and in portions of northwestern Augusta County, Virginia, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland.

	March 31, 2011	Dec. 31, 2010	March 31, 2010	Dec. 31, 2009

Wireline Segment
Telephone Access Lines	23,638	23,706	24,241	24,358
Long Distance Subscribers	10,637	10,667	10,896	10,851
Total Fiber Miles	72,257	71,118	59,396	53,511
Fiber Route Miles	1,289	1,267	1,162	837
DSL Subscribers	12,153	11,946	11,477	10,985
Dial-up Internet Subscribers	1,936	2,190	2,979	3,359

(in thousands)
	Three Months Ended March 31,		Change
	2011	2010	$	%

Segment operating revenues
Service revenue	$3,954	$3,618	$336	9.3
Access revenue	3,218	3,204	14	0.4
Facilities lease revenue	3,784	3,363	421	12.5
Equipment revenue	11	19	(8)	(42.1)
Other revenue	1,116	1,175	(59)	(5.0)
Total segment operating revenues	12,083	11,379	704	6.2
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	4,533	4,163	370	8.9
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,801	1,832	(31)	(1.7)
Depreciation and amortization	1,949	1,925	24	1.2
Total segment operating expenses	8,283	7,920	363	4.6
Segment operating income	$3,800	$3,459	$341	9.9

Operating revenues

Operating revenues increased $0.7 million overall in the first quarter of 2011 from the first quarter of 2010, including $0.2 million in revenue from a local rate increase implemented in early 2010, with the remainder primarily increased charges to affiliates for fiber to PCS towers, and network access charges for internet backhaul and telephone services to affiliates such as Shentel Cable.

Operating expenses

Operating expenses overall increased $0.4 million, or 4.6%, primarily reflecting increased costs of obtaining service from third parties to provide voice services to Shentel Cable, related to the increase in facilities lease revenue  shown above.

Index

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

The following table shows adjusted OIBDA for the three months ended March 31, 2011 and 2010:

(in thousands)
	Three Months Ended March 31,
	2011	2010

Adjusted OIBDA	$21,339	$19,987

Index

The following table reconciles adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure, for the three months ended March 31, 2011 and 2010:

(in thousands)
	Three Months Ended March 31,
	2011	2010

Operating income	$7,091	$11,518
Plus depreciation and amortization	13,938	8,327
OIBDA	21,029	19,845
Plus share based compensation expense	310	142
Adjusted OIBDA	$21,339	$19,987

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

Sources and Uses of Cash. The Company generated $18.0 million of net cash from operations in the first three months of 2011, compared to $16.0 million in the first three months of 2010.  Net income decreased from first quarter 2010 to first quarter 2011, principally due to non-cash items such as depreciation, amortization and provisions for bad debt.

Indebtedness. As of March 31, 2011, the Company’s indebtedness totaled $192.1 million, with an annualized overall weighted average interest rate of approximately 4.11%.  The balance included $6.4 million fixed at 7.37% (the Fixed Term Loan Facility, described further below), and $185.1 million (the Term Loan A Facility) at a variable rate of  3.77% as of March 31, 2011,  that resets monthly based on one month LIBOR plus a base rate of 3.50% currently.  The Company has an outstanding interest rate swap that effectively fixes the interest rate on one-third of the Term Loan A balance at the 3.50% base rate plus 1.00% through July 31, 2013.  The Company has $30 million in immediate availability under the Revolving Facility, as well as additional capacity under the Incremental Term Loan facilities, entered into in 2010.  In April 2011, the Company executed an amendment to its Credit Agreement that reduced the base rate applicable to the Term Loan A Facility from 3.50% to 3.00%, and increased availability under the Revolver Facility to its full $50 million.  Based upon the current outstanding balance, the 50 basis point reduction in the interest rate margins will reduce the Company’s interest charges by approximately $0.9 million on an annualized basis.

The Company has no off-balance sheet arrangements (other than operating leases) and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

As of March 31, 2011, the Company was in compliance with the covenants in its credit agreements.

Capital Commitments. Capital expenditures budgeted for 2011 total approximately $82.6 million, an increase of approximately $26.7 million from total capital expenditures for the full year of 2010.  Capital spending for 2011 will be predominantly focused in the Cable segment, reflecting upgrades to the networks and head ends acquired in the 2010 cable acquisitions.  Capital spending in the Wireless and Wireline segments will largely reflect capacity increases in the Wireless segment and fiber upgrades and expansion in the Wireline segment, partly in support of backhaul demand in the Wireless segment.  Spending may shift amongst these priorities as opportunities arise.

For the first quarter of 2011, the Company spent $16.1 million on capital projects, compared to $9.6 million in the comparable 2010 period.  Spending related to Wireless projects accounted for $1.7 million in the first three months of 2011 for new and existing sites, while Wireline projects accounted for $2.6 million across a variety of projects, Cable TV for $11.5 million for plant and headend upgrades, and other projects totaling $0.3 million, largely related to information technology projects and vehicle acquisitions.

The Company believes that cash on hand, cash flow from operations and borrowings available under the Revolving Facility will provide sufficient cash to enable the Company to fund planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next 12 months. Thereafter, capital expenditures will likely continue to be required to provide increased capacity to meet the Company’s expected growth in demand for its products and services and complete planned upgrades to the cable networks. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for its products and new market developments and opportunities.  The Company currently expects that it will fund its future capital expenditures and other cash needs primarily with cash on hand, from operations and borrowing capacity under the Company’s existing debt facilities.

Index

The Company’s cash flows from operations could be adversely affected by events outside the Company’s control, including, without limitation, changes in overall economic conditions, regulatory requirements, changes in technologies, demand for its products, availability of labor resources and capital, changes in the Company’s relationship with Sprint Nextel, and other conditions.  The Wireless segment’s operations are dependent upon Sprint Nextel’s ability to execute certain functions such as billing, customer care, and collections; the subsidiary’s ability to develop and implement successful marketing programs and new products and services; and the subsidiary’s ability to effectively and economically manage other operating activities under the Company's agreements with Sprint Nextel.   The Company's ability to attract and maintain a sufficient customer base, particularly in the newly acquired cable markets, is also critical to its ability to maintain a positive cash flow from operations.  The foregoing events individually or collectively could affect the Company’s results.

Recently Issued Accounting Standards

There were no recently issued accounting standards, not adopted by the Company as of March 31, 2011, that are expected to have a material impact on the Company’s results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of March 31, 2011, the Company had $123.4 million of variable rate debt outstanding, bearing interest at a rate of 3.77%, based upon one month LIBOR. An increase in market interest rates of 1.00% would add approximately $1.2 million to annual interest expense.  The Company has an additional $61.7 million of debt that is fixed, through an interest rate swap, at the Company’s current base rate of 3.50% plus 1.00%, through July 31, 2013, when the interest rate swap expires and the remaining outstanding balance reverts to being variable at the base rate plus one month LIBOR.  The remaining approximately $7.0 million of the Company’s outstanding debt has fixed rates through maturity.  Due to the relatively short time frame to maturity of this fixed rate debt, market value approximates carrying value of the fixed rate debt.

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

The third component of interest rate risk is marked increases in interest rates that may adversely affect the rate at which the Company may borrow funds for growth in the future.  Management does not believe that this risk is currently significant because the Company’s existing sources, and its commitments for future sources, of liquidity are adequate to provide cash for operations, payment of debt and funding of planned capital projects.

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

As of March 31, 2011, the Company has $6.4 million of cost and equity method investments.  Approximately $3.1 million was invested in privately held companies directly or through investments with portfolio managers.  Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested and an additional $0.3 million committed under contracts the Company has signed with portfolio managers.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934.  The Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2011, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Other Matters Relating to Internal Control Over Financial Reporting

Under the Company’s agreements with Sprint Nextel, Sprint Nextel provides the Company with billing, collections, customer care, certain network operations and other back office services for the PCS operation. As a result, Sprint Nextel remits to the Company approximately 53% of the Company’s total operating revenues.  Due to this relationship, the Company necessarily relies on Sprint Nextel to provide accurate, timely and sufficient data and information to properly record the Company’s revenues, and accounts receivable, which underlie a substantial portion of the Company’s periodic financial statements and other financial disclosures.

Information provided by Sprint Nextel includes reports regarding the subscriber accounts receivable in the Company’s markets.  Sprint Nextel provides the Company with monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level.  The Company reviews these various reports to identify discrepancies or errors.  Under the Company’s agreements with Sprint Nextel, the Company is entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 20.0% of revenue retained by Sprint Nextel.  Because of the Company’s reliance on Sprint Nextel for financial information, the Company must depend on Sprint Nextel to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint Nextel’s other Sprint PCS affiliate network partners.  To address this issue, Sprint Nextel engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70 (“SAS 70 reports”).  The report is provided to the Company on an annual basis and covers a nine-month period. The most recent report covers the period from January 1, 2010 to September 30, 2010.  The most recent report indicated there were no material issues which would adversely affect the information used to support the recording of the revenues provided by Sprint Nextel related to the Company’s relationship with them.

Index

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors

As previously discussed, our actual results could differ materially from our forward looking statements. There have been no material changes in the risk factors  from those described in Part 1, Item 1A of  the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In conjunction with exercises of stock options, the Company periodically repurchases shares from recipients to cover some of the exercise price of the options being exercised.  The following table provides information about the Company’s repurchases of shares during the three months ended March 31, 2011:

	Number of Shares Purchased	Average Price Paid per Share
January 1 to January 31	7	$18.53
February 1 to February 28	3	$16.90
March 1 to March 31	5	$16.76

Total	15	$17.68

ITEM 6.	Exhibits

(a) The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.47
Second Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.47 to the Company’s Current Report on Form 8-K dated April 29, 2011.

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

SHENANDOAH TELECOMMUNICATIONS COMPANY
(Registrant)

/s/Adele M. Skolits
Adele M. Skolits
Vice President - Finance and Chief Financial Officer
Date: May 9, 2011

EXHIBIT INDEX

Exhibit No.	Exhibit

10.47
Second Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.47 to the Company’s Current Report on Form 8-K dated April 29, 2011.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.