Form 10-Q
period 2011-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2011-08-08
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the registrant’s common stock outstanding on July 22, 2011 was 23,781,017.

SHENANDOAH TELECOMMUNICATIONS COMPANY

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	June 30, 2011	December 31, 2010

Current Assets
Cash and cash equivalents	$25,431	$27,453
Accounts receivable, net	20,614	20,634
Income taxes receivable	3,419	2,576
Materials and supplies	6,576	6,360
Prepaid expenses and other	3,718	3,770
Assets held for sale	7,867	9,305
Deferred income taxes	715	702
Total current assets	68,340	70,800

Investments, including $2,375 and $2,287 carried at fair value	8,691	9,090

Property, plant and equipment, net	289,337	280,051

Other Assets
Intangible assets, net	85,543	90,389
Cost in excess of net assets of businesses acquired	10,962	10,962
Deferred charges and other assets, net	4,426	5,145
Net other assets	100,931	106,496
Total assets	$467,299	$466,437

See accompanying notes to unaudited condensed consolidated financial statements.

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	June 30, 2011	December 31, 2010

Current Liabilities
Current maturities of long-term debt	$19,559	$14,823
Accounts payable	10,953	12,237
Advanced billings and customer deposits	8,989	8,067
Accrued compensation	1,401	3,278
Liabilities held for sale	799	910
Accrued liabilities and other	6,849	5,583
Total current liabilities	48,550	44,898

Long-term debt, less current maturities	169,500	180,289

Other Long-Term Liabilities
Deferred income taxes	36,494	35,902
Deferred lease payable	3,949	3,734
Asset retirement obligations	6,777	6,542
Other liabilities	4,887	4,767
Total other liabilities	52,107	50,945

Commitments and Contingencies

Shareholders’ Equity
Common stock	20,651	19,833
Retained earnings	176,491	170,472
Total shareholders’ equity	197,142	190,305

Total liabilities and shareholders’ equity	$467,299	$466,437

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Operating revenues	$61,555	$42,361	$121,983	$83,959

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	25,216	15,278	51,277	29,336
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	13,901	10,810	27,239	18,590
Depreciation and amortization	14,444	8,483	28,382	16,724
Total operating expenses	53,561	34,571	106,898	64,650
Operating income	7,994	7,790	15,085	19,309

Other income (expense):
Interest expense	(2,846)	(266)	(4,665)	(576)
Gain (loss) on investments, net	(124)	(76)	(249)	(142)
Non-operating income, net	290	182	508	269
Income from continuing operations before income taxes	5,314	7,630	10,679	18,860

Income tax expense	2,276	3,117	4,581	7,766
Net income from continuing operations	3,038	4,513	6,098	11,094
Earnings (loss) from discontinued operations, net of tax (expense) benefit of $31, $(38), $52 and $(150), respectively	(46)	59	(79)	233
Net income	$2,992	$4,572	$6,019	$11,327

Basic and diluted income (loss) per share:

Net income from continuing operations	$0.13	$0.19	$0.25	$0.47
Net earnings (loss) from discontinued operations	-	-	-	0.01
Net income	$0.13	$0.19	$0.25	$0.48

Weighted average shares outstanding, basic	23,772	23,738	23,769	23,718

Weighted average shares, diluted	23,797	23,781	23,823	23,757

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Share	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2009	23,681	$17,890	$160,230	$(2,448)	$175,672
Comprehensive income:
Net income	-	-	18,075	-	18,075
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	-	-	-	2,596	2,596
Net unrealized gain from pension plans, net of tax	-	-	-	(148)	(148)
Total comprehensive income					20,523
Dividends declared ($0.33 per share)	-	-	(7,833)	-	(7,833)
Dividends reinvested in common stock	29	520	-	-	520
Stock-based compensation	-	792	-	-	792
Common stock issued through exercise of incentive stock options	57	561	-	-	561
Net excess tax benefit from stock options exercised	-	70	-	-	70

Balance, December 31, 2010	23,767	$19,833	$170,472	$-	$190,305
Comprehensive income:
Net income	-	-	6,019	-	6,019
Total comprehensive income					6,019
Stock-based compensation	-	902	-	-	902
Common stock issued for share awards	19	-	-	-	-
Common stock repurchased	(5)	(92)	-	-	(92)
Common stock issued	-	8	-	-	8
Balance, June 30, 2011	23,781	$20,651	$176,491	$-	$197,142

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2011	2010

Cash Flows From Operating Activities
Net income	$6,019	$11,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,333	16,503
Amortization	6,049	221
Provision for bad debt	1,929	366
Stock based compensation expense	902	279
Pension settlement and curtailment expenses	-	3,964
Excess tax benefits on stock option exercises	-	(70)
Deferred income taxes	579	204
Net loss on disposal of equipment	111	158
Realized loss on disposal of investments	27	147
Unrealized (gains) losses on investments	(104)	(94)
Net (gain) loss from patronage and equity investments	173	15
Other	113	61
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,919)	(2,320)
Materials and supplies	(216)	671
Income taxes receivable	(843)	5,531
Increase (decrease) in:
Accounts payable	(1,224)	(3,853)
Deferred lease payable	214	165
Income taxes payable	-	954
Other prepaids, deferrals and accruals	198	891
Net cash provided by operating activities	$34,341	$35,120

Cash Flows From Investing Activities
Purchase and construction of property, plant and equipment	$(31,631)	$(19,264)
Proceeds from sale of assets	920	-
Proceeds from sale of equipment	184	249
Purchase of investment securities	(84)	(66)
Proceeds from sale of investment securities	386	46

Net cash used in investing activities	$(30,225)	$(19,035)

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2011	2010

Cash Flows From Financing Activities
Principal payments on long-term debt	$(6,054)	$(2,259)
Excess tax benefits on stock option exercises	-	70
Repurchases of stock	(92)	-
Proceeds from exercise of incentive stock options	8	554

Net cash used in financing activities	$(6,138)	$(1,635)

Net increase (decrease) in cash and cash equivalents	$(2,022)	$14,450

Cash and cash equivalents:
Beginning	27,453	12,054
Ending	$25,431	$26,504

Supplemental Disclosures of Cash Flow Information
Cash payments for:

Interest	$3,872	$752

Income taxes	$4,793	$1,189

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

During the first quarter of 2011, the Company made the decision to transfer service contracts and related equipment for five Converged Services’ properties that were within the Shentel Cable franchised cable footprint and could be serviced by the Company’s nearby cable headends.  These properties, with an aggregate net book value of approximately $0.4 million, were transferred to Shentel Cable and have been reclassified from discontinued operations for all prior periods.  The Company recorded an adjustment to depreciation expense of $0.1 million to reduce the carrying value of the assets transferred to the lower of their carrying value net of the impairment charge or the carrying value as if depreciation had been recorded on these assets at all times.

During the second quarter of 2011, the Company sold service contracts and related equipment for seven Converged Services’ properties to a third-party purchaser, receiving cash proceeds of $0.9 million (with an additional $0.1 million in proceeds placed in escrow for twelve months).  The total proceeds approximated the carrying value of the assets sold.

At June 30, 2011, negotiations with potential purchasers continue.  Based upon indications of interest made by potential buyers in recent months, the Company has determined that there has been no change in the estimated fair value of the remaining assets in the aggregate.  If sub-groupings of service contracts are sold in multiple transactions, the Company may incur losses on some and recognize gains on others.

Assets and liabilities held for sale consisted of the following:

	June 30, 2011	December 31, 2010
Assets held for sale:
Property, plant and equipment, net	$5,740	$6,614
Intangible assets, net	706	706
Deferred charges	739	1,310
Other assets	682	675
	$7,867	$9,305
Liabilities:
Other liabilities	$799	$910

Index

Discontinued operations included the following amounts of operating revenue and income (loss) before income taxes:

	Three Months Ended June 30,
	2011	2010
Operating revenues	$3,031	$3,255
Earnings (loss) before income taxes	$(77)	$98

	Six Months Ended June 30,
	2011	2010
Operating revenues	$6,337	$6,702
Earnings (loss) before income taxes	$(131)	$383

3.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2011	December 31, 2010
Plant in service	$496,103	$466,658
Plant under construction	22,526	25,515
	518,629	492,173
Less accumulated amortization and depreciation	229,292	212,122
Net property, plant and equipment	$289,337	$280,051

4.  Earnings per share

Basic net income (loss) per share was computed on the weighted average number of shares outstanding.  Diluted net income (loss) per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options.  Of 521 thousand and 287 thousand shares and options outstanding at June 30, 2011 and 2010, respectively, 210 thousand and 215 thousand were anti-dilutive, respectively.  These options have been excluded from the computations of diluted earnings per share for their respective period.  There were no adjustments to net income for either period.

5.  Investments Carried at Fair Value

Investments include $2.4 million and $2.3 million of investments carried at fair value as of June 30, 2011 and December 31, 2010, respectively, consisting of equity, bond and money market mutual funds.  These investments were acquired under a rabbi trust arrangement related to a non-qualified supplemental retirement plan maintained by the Company.  During the six months ended June 30, 2011, the Company recognized $27 thousand in net losses on dispositions of investments, recognized $11 thousand in dividend and interest income from investments, and recognized net unrealized gains of $104 thousand on these investments.  Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds.

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

Index

7.  Segment Information

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

The financial information below includes revenues and related expenses billed by one segment of the Company to another segment within the Company.  These internal revenues and related expenses are eliminated in order to arrive at the consolidated total revenues and expenses as shown below.  All individual segment financial results includes these internal  revenues and expenses, which are only eliminated at the consolidated level. Selected financial data for each segment is as follows:

Three months ended June 30, 2011

(In thousands)

	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$33,806	$3,660	$14,602	$-	$-	$52,068
Other	2,927	4,407	2,153	-	-	9,487
Total external revenues	36,733	8,067	16,755	-	-	61,555
Internal revenues	801	4,199	79	-	(5,079)	-
Total operating revenues	37,534	12,266	16,834	-	(5,079)	61,555

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	13,391	4,817	11,435	30	(4,457)	25,216
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,651	1,866	4,234	772	(622)	13,901
Depreciation and amortization	6,140	2,155	6,088	61	-	14,444
Total operating expenses	27,182	8,838	21,757	863	(5,079)	53,561
Operating income (loss)	10,352	3,428	(4,923)	(863)	-	7,994

Index

Three months ended June 30, 2010

(In thousands)	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$26,264	$3,623	$3,679	$-	$-	$33,566
Other	3,008	5,395	392	-	-	8,795
Total external revenues	29,272	9,018	4,071	-	-	42,361
Internal revenues	759	3,439	14	-	(4,212)	-
Total operating revenues	30,031	12,457	4,085	-	(4,212)	42,361

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	9,993	4,594	4,367	65	(3,741)	15,278
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,820	3,334	2,224	903	(471)	10,810
Depreciation and amortization	5,286	1,935	1,195	67	-	8,483
Total operating expenses	20,099	9,863	7,786	1,035	(4,212)	34,571
Operating income (loss)	9,932	2,594	(3,701)	(1,035)	-	7,790

Six months ended June 30, 2011
(In thousands)	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$66,010	$7,245	$29,062	$-	$-	$102,317
Other	6,402	9,077	4,187	-	-	19,666
Total external revenues	72,412	16,322	33,249	-	-	121,983
Internal revenues	1,590	8,028	116	-	(9,734)	-
Total operating revenues	74,002	24,350	33,365	-	(9,734)	121,983

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	27,004	9,350	23,359	64	(8,500)	51,277
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	14,197	3,667	8,863	1,746	(1,234)	27,239
Depreciation and amortization	12,374	4,105	11,786	117	-	28,382
Total operating expenses	53,575	17,122	44,008	1,927	(9,734)	106,898
Operating income (loss)	20,427	7,228	(10,643)	(1,927)	-	15,085

Six months ended June 30, 2010
(In thousands)	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$52,791	$7,000	$7,292	$-	$-	$67,083
Other	5,968	10,137	771	-	-	16,876
Total external revenues	58,759	17,137	8,063	-	-	83,959
Internal revenues	1,505	6,700	24	-	(8,229)	-
Total operating revenues	60,264	23,837	8,087	-	(8,229)	83,959

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	19,871	8,757	7,834	132	(7,258)	29,336
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	8,923	5,166	3,757	1,715	(971)	18,590
Depreciation and amortization	10,525	3,860	2,199	140	-	16,724
Total operating expenses	39,319	17,783	13,790	1,987	(8,229)	64,650
Operating income (loss)	20,945	6,054	(5,703)	(1,987)	-	19,309

Index

A reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before income taxes is as follows:

	Three Months Ended June 30,
	2011	2010
Total consolidated operating income	$7,994	$7,790
Interest expense	(2,846)	(266)
Non-operating income (expense), net	166	106
Income from continuing operations before income taxes	$5,314	$7,630

	Six Months Ended June 30,
	2011	2010
Total consolidated operating income	$15,085	$19,309
Interest expense	(4,665)	(576)
Non-operating income (expense), net	259	127
Income from continuing operations before income taxes	$10,679	$18,860

The Company’s assets by segment are as follows:

(In thousands)	June 30, 2011	December 31, 2010

Wireless	$127,021	$124,854
Wireline	80,944	78,552
Cable TV	209,519	208,039
Other (includes assets held for sale)	395,251	393,340
Combined totals	812,735	804,785
Inter-segment eliminations	(345,436)	(338,348)
Consolidated totals	$467,299	$466,437

8.  Income Taxes

The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2007 are no longer subject to examination. The Company is under audit in the state of Maryland for the 2007, 2008 and 2009 tax years.   No other state or federal income tax audits were in process as of June 30, 2011.

Index

9.  Long-Term Debt

As of June 30, 2011 and December 31, 2010, the Company’s outstanding long-term debt consisted of the following:

(In thousands)

	June 2011	December 2010

CoBank (fixed term loan)	$5,777	$6,984
CoBank Term Loan A	182,683	187,428
Other debt	599	700
	189,059	195,112
Current maturities	19,559	14,823
Total long-term debt	$169,500	$180,289

As of June 30, 2011, the Company was in compliance with the covenants in its Credit Agreement.

10.  Subsequent Events

Effective August 1, 2011, the Company amended its credit agreement dated July 30, 2010, changing the fixed charge coverage ratio covenant for the four-quarter periods ended September 30, 2011 and December 31, 2011, from a ratio of 0.80:1 to 0.75:1.

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

*	The Cable TV segment provides video, internet and voice services in franchise areas throughout Virginia, West Virginia and Maryland.

*
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

In March, 2009, the Company recorded an impairment loss of $17.5 million ($10.7 million, net of taxes) to reduce the carrying value of these assets to their estimated fair value less cost to sell.    In December 2010, the Company recorded an additional impairment charge of $1.9 million ($1.1 million, net of tax), to reduce the carrying value of these assets to their revised estimated fair value less cost to sell.  In March, 2011, the Company transferred service contracts for five properties from Converged Services to Shentel Cable, as these properties are located in the Company’s franchise cable footprint as a result of the JetBroadBand acquisition.  Operating results for these properties have been reclassified as continuing operations for all periods presented, and the Company recorded an adjustment to depreciation expense of $0.1 million to reduce the carrying value of assets transferred to the lower of their carrying value net of the impairment charge or the carrying value as if depreciation had been recorded on these assets at all times.  During the second quarter of 2011, the Company sold service contracts and related equipment for seven Converged Services’ properties to a third-party purchaser, receiving cash proceeds of $0.9 million (with an additional $0.1 million in proceeds placed in escrow for twelve months).  The total proceeds approximated the carrying value of the assets sold.

Index

At June 30, 2011, negotiations with several potential purchasers continue.  Based upon indications of interest made by potential buyers in recent months, the Company has determined that there has been no change in the estimated fair value of the remaining assets in the aggregate.

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

Index

Results of Operations

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010

Consolidated Results

The Company’s consolidated results from continuing operations for the second quarters of 2011 and 2010 are summarized as follows:

(in thousands)	Three Months Ended June 30,		Change
	2011	2010	$	%

Operating revenues	$61,555	$42,361	$19,194	45.3
Operating expenses	53,561	34,571	18,990	54.9
Operating income	7,994	7,790	204	2.6

Interest expense	(2,846)	(266)	(2,580)	(969.8)
Other income (expense)	166	106	60	56.6
Income before taxes	5,314	7,630	(2,316)	(30.4)
Income tax expense	2,276	3,117	841	27.0
Net income from continuing operations	$3,038	$4,513	$(1,475)	(32.7)

Operating revenues

For the three months ended June 30, 2011, operating revenues increased $19.2 million, or 45.3%. The increase was primarily due to incremental cable segment revenues of $11.7 million resulting from the cable acquisitions which occurred in the latter half of 2010, and to $5.3 million in incremental net revenues from prepaid PCS customers. Postpaid PCS revenues increased $2.2 million over the second quarter of 2010, while cable revenues in the markets acquired in 2008 increased $1.1 million over the second quarter of 2010.  All other revenues decreased $1.1 million, net, in the second quarter of 2011 from the second quarter of 2010.

Operating expenses

For the three months ended June 30, 2011, operating expenses increased $19.0 million, or 54.9%, compared to the 2010 period.  This increase included $6.0 million of additional depreciation and amortization expense, including $4.9 million associated with the cable systems acquired in July and December of 2010, and $0.7 million associated with the acquisition of prepaid subscribers in the third quarter of 2010.  Other cable segment operating expenses increased $9.1 million overall, primarily due to $6.6 million in direct incremental operating expenses associated with the cable operations acquired in 2010.  Costs associated with prepaid PCS offerings totaled $4.9 million in the 2011 second quarter, excluding amortization on the acquired subscribers. Wireless segment marketing costs increased $0.7 million in the in the second quarter over the second quarter of 2010. Costs related to the expansion of the wireless network and the provision of high-speed wireless internet data access services added $1.0 million in incremental site rent, power and backhaul costs.  Costs related to increases in head count, salary and benefits added $0.8 million in incremental costs. All other operating expenses increased $0.3 million in the second quarter of 2011, compared to the second quarter of 2010.  Operating expenses in 2010 included $3.8 million related to the settlement of the Company’s defined benefit pension plan and curtailment of the non-qualified supplemental retirement plan.

Interest expense

The increase in interest expense resulted primarily from the increased borrowings used to fund the JetBroadband cable acquisition in 2010.   In addition, during the second quarter of 2011 the Company recorded $0.6 million in interest expense, representing the change from March 31, 2011, in the fair value of the Company’s interest rate swap contract.  The Company also reversed $0.4 million of interest previously capitalized to plant under construction, increasing interest expense for the second quarter of 2011.

Income tax expense

The Company’s effective tax rate on income from continuing operations increased from 40.9% in the second quarter of 2010 to 42.8% in the second quarter of 2011 due to changes in the mix of taxable income to generally higher tax states and reductions of taxable income in generally lower tax states, primarily as a result of the expansion of cable operations.

Index

Net income from continuing operations

For the three months ended June 30, 2011, net income from continuing operations decreased $1.5 million, reflecting depreciation and amortization on the acquired businesses, costs of acquiring prepaid PCS and cable customers and the higher interest costs associated with funding the cable acquisitions.

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

Consolidated Results

The Company’s consolidated results from continuing operations for the first six months of 2011 and 2010 are summarized as follows:

(in thousands)	Six Months Ended June 30,		Change
	2011	2010	$	%

Operating revenues	$121,983	$83,959	$38,024	45.3
Operating expenses	106,898	64,650	42,248	65.3
Operating income	15,085	19,309	(4,224)	(21.9)

Interest expense	(4,665)	(576)	(4,089)	709.9
Other income (expense)	259	127	132	103.9
Income before taxes	10,679	18,860	(8,181)	(43.4)
Income tax expense	4,581	7,766	3,185	41.0
Net income from continuing operations	$6,098	$11,094	$(4,996)	(45.0)

Operating revenues

For the six months ended June 30, 2011, operating revenues increased $38.0 million, or 45.3%. The increase was primarily due to incremental cable segment revenues of $23.4 million resulting from the cable acquisitions which occurred in the latter half of 2010, and to $9.8 million in incremental net revenues from prepaid PCS customers. Postpaid PCS revenues increased $3.5 million over the first half of 2010, while cable revenues in the markets acquired in 2008 increased $2.0 million over the first half of 2010.  All other revenues decreased $0.7 million, net, in the first half of 2011 compared to the first half of 2010.

Operating expenses

For the six months ended June 30, 2011, operating expenses increased $42.2 million, or 65.3%, compared to the 2010 period.  This included an increase of $11.7 million of depreciation and amortization expense, including $9.1 million associated with the cable systems acquired in late 2010 and $1.4 million of amortization associated with the prepaid subscribers acquired in the third quarter of 2010.  Excluding depreciation, cable segment operating costs increased $20.6 million overall in 2011 over 2010.  The cable operations acquired in the second half of 2010 incurred $14.8 million of direct incremental operating expenses, while the cable operations acquired in 2008 accounted for $1.4 million of the year over year increase.  Costs (other than amortization) associated with prepaid PCS offerings totaled $9.7 million in 2011.  Costs related to the expansion of the wireless network and the provision of high-speed wireless internet data access services added $1.5 million in incremental site rent, power and backhaul costs.  Marketing costs increased $1.5 million in the Wireless segment in the 2011 first half over 2010. Costs related to increases in head count, salary and benefits added $1.7 million in incremental costs. All other operating expenses decreased $0.7 million in the first half of 2011, compared to the first half of 2010.  Operating expenses in 2010 included $3.8 million related to the settlement of the Company’s defined benefit pension plan and curtailment of the non-qualified supplemental retirement plan.

Interest expense

The increase in interest expense resulted primarily from the increased borrowings used to fund the JetBroadband cable acquisition in 2010.  In addition, during the first half of 2011 the Company recorded $0.4 million in interest expense, representing the change from December 31, 2010, in the fair value of the Company’s interest rate swap contract.  The Company also reversed $0.4 million of interest previously capitalized to plant under construction, increasing interest expense for 2011.

Index

Income tax expense

The Company’s effective tax rate on income from continuing operations increased from 41.2% in the first half of 2010 to 42.9% in the first half of 2011 due primarily to changes in the mix of taxable income to generally higher tax states and reductions of taxable income in generally lower tax states, primarily as a result of the expansion of cable operations.

Net income from continuing operations

For the six months ended June 30, 2011, net income from continuing operations decreased $5.0 million, reflecting costs of acquiring prepaid PCS and cable customers and the higher interest costs associated with funding the cable acquisitions.

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

PCS receives revenues from Sprint Nextel for subscribers that obtain service in PCS’s network coverage area.  PCS relies on Sprint Nextel to provide timely, accurate and complete information to record the appropriate revenue for each financial period.  Postpaid revenues received from Sprint Nextel are recorded net of certain fees retained by Sprint Nextel.  These fees totaled 16.8% of net postpaid billed revenue, as defined, until June 2010, when Sprint Nextel exercised its right to re-evaluate the net service fee component, and increased the total fees retained by Sprint Nextel to 20%.   Sprint Nextel retains a 6% management fee on prepaid revenues.

The following tables show selected operating statistics of the Wireless segment as of the dates shown:

	June 30, 2011	Dec. 31, 2010	June 30, 2010	Dec. 31, 2009

Retail PCS Subscribers – Postpaid (1)	240,862	234,809	227,437	222,818
Retail PCS Subscribers – Prepaid	91,332	66,956	n/a	n/a
PCS Market POPS (000) (2)	2,397	2,337	2,337	2,327
PCS Covered POPS (000) (2)	2,114	2,049	2,046	2,033
CDMA Base Stations (sites)	507	496	483	476
EVDO-enabled sites	393	381	346	334
EVDO Covered POPS (000) (2)	2,045	1,981	1,959	1,940
Towers	149	146	142	140
Non-affiliate cell site leases	219	216	210	196

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Gross PCS Subscriber Additions – Postpaid	14,673	14,740	30,159	29,668
Net PCS Subscriber Additions – Postpaid	3,037	2,911	6,053	4,619
Gross PCS Subscriber Additions – Prepaid	22,864	n/a	46,034	n/a
Net PCS Subscriber Additions – Prepaid	11,089	n/a	24,376	n/a
PCS Average Monthly Retail Churn % - Postpaid	1.62%	1.66%	1.69%	1.79%
PCS Average Monthly Retail Churn % - Prepaid	4.58%	n/a	4.53%	n/a

1)	Postpaid subscriber counts for December 31, 2010 have been reduced by 888 to exclude certain rate plans incorrectly counted as subscribers in the latter months of 2010.
2)
POPS refers to the estimated population of a given geographic area and is based on information purchased from third parties.  Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the Company’s network.

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010

(in thousands)	Three Months Ended June 30,		Change
	2011	2010	$	%

Segment operating revenues
Wireless service revenue	$33,806	$26,264	$7,542	28.7
Tower lease revenue	2,199	2,006	193	9.6
Equipment revenue	1,059	1,287	(228)	(17.7)
Other revenue	470	474	(4)	(0.8)
Total segment operating revenues	37,534	30,031	7,503	25.0
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	13,391	9,993	3,398	34.0
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,651	4,820	2,831	58.7
Depreciation and amortization	6,140	5,286	854	16.2
Total segment operating expenses	27,182	20,099	7,083	35.2
Segment operating income	$10,352	$9,932	$420	4.2

Operating revenues

Wireless service revenue increased $7.5 million, or 28.7%, for the three months ended June 30, 2011, compared to the comparable 2010 period.  Net prepaid revenue represented $5.3 million of this increase.  Average postpaid subscribers increased 6.0% in the current quarter compared to the 2010 second quarter, contributing to a 10.2% increase in postpaid voice service revenue.  Total credits against gross billed revenue, including fees retained by Sprint Nextel and bad debt write-offs, increased $1.5 million from the second quarter of 2010, principally due to the increase in the net service fee from 8.8% to 12.0% effective June 1, 2010.   Fees retained by Sprint Nextel increased by $1.4 million, or 24.0%, while bad debt write-offs declined by $0.3 million, or 22.7%, and all other credits increased $0.5 million.

The increase in tower lease revenue resulted primarily from additional cell site leases.

Index

The decrease in equipment revenue resulted from an increase in the number of handset discounts offered in 2011 compared to the second quarter of 2010. The discounts were partially offset by a change in the mix of handsets sold.

Cost of goods and services

Cost of goods and services increased $3.4 million, or 34.0%, in 2011 from the second quarter of 2010.  Handset costs associated with prepaid customer acquisitions generated $2.3 million of incremental costs on 22,864 gross adds, while postpaid handset costs increased $0.1 million. Costs of the expanded network coverage and expansion of EVDO coverage and capacity resulted in a $1.0 million increase in network costs including rent for additional tower and co-location sites, power and backhaul line costs.

Selling, general and administrative

Selling, general and administrative costs increased $2.8 million, or 58.7%, in the second quarter of 2011 over the comparable 2010 period.  Costs associated with prepaid customers accounted for $2.6 million of the increase in costs, principally marketing and selling costs, including $1.6 million in costs associated with gross adds and the remaining $1.0 million to support the existing subscriber base.  Operating taxes and other sales and marketing costs accounted for the remainder of the increase.

Depreciation and amortization

Depreciation and amortization increased $0.9 million in 2011 over the 2010 second quarter, due to $0.7 million of amortization of the initial purchase cost of acquired prepaid customers.  The remainder of the increase resulted from capital projects for EVDO capability and new towers and cell sites placed in service since second quarter of 2010.

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

(in thousands)	Six Months Ended June 30,		Change
	2011	2010	$	%

Segment operating revenues
Wireless service revenue	$66,010	$52,791	$13,219	25.0
Tower lease revenue	4,375	3,954	421	10.6
Equipment revenue	2,628	2,505	123	4.9
Other revenue	989	1,014	(25)	(2.5)
Total segment operating revenues	74,002	60,264	13,738	22.8
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	27,004	19,871	7,133	35.9
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	14,197	8,923	5,274	59.1
Depreciation and amortization	12,374	10,525	1,849	17.6
Total segment operating expenses	53,575	39,319	14,256	36.3
Segment operating income	$20,427	$20,945	$(518)	(2.5)

Operating revenues

Wireless service revenue increased $13.2 million, or 25.0%, for the six months ended June 30, 2011, compared to the comparable 2010 period.  Net prepaid revenue represented $9.8 million of this increase.  Average postpaid subscribers increased 5.8% in the 2011 six months compared to the 2010 six months, contributing to an 8.5% increase in postpaid voice service revenue.  Total credits against gross billed revenue, including fees retained by Sprint Nextel and bad debt write-offs, increased $2.9 million from the first half of 2010, principally due to the increase in the net service fee from 8.8% to 12.0% effective June 1, 2010.   Fees retained by Sprint Nextel increased by $2.9 million, or 25.5%, while bad debt write-offs decreased by $0.7 million, or 8.9%, and all other credits increased $0.7 million.

Index

The increase in tower lease revenue resulted primarily from additional cell site leases.

The increase in equipment revenue resulted from a change in the mix of handsets sold.  Total gross revenue from handset sales was slightly higher in 2010. The increase was partially offset by an increase in the number of handset discounts offered in 2011 compared to the first half of 2010.

Cost of goods and services

Cost of goods and services increased $7.1 million, or 35.9%, in 2011 from the first half of 2010.  Handset costs associated with prepaid customer acquisitions generated $4.8 million of incremental costs for 46,034 gross adds during the first half of 2011, while postpaid handset costs increased $0.6 million. Costs of the expanded network coverage and expansion of EVDO coverage and capacity resulted in a $1.8 million increase in network costs including rent for additional tower and co-location sites, power and backhaul line costs.

Selling, general and administrative

Selling, general and administrative costs increased $5.3 million, or 59.1%, in the first half of 2011 over the comparable 2010 period.  Costs associated with prepaid customers accounted for $4.8 million of the increase in costs, principally marketing and selling costs, including $2.8 million in costs associated with gross adds and $2.0 million to support the existing customer base.  Operating taxes and other sales and marketing costs (both exclusively postpaid, and shared prepaid and postpaid expenses) accounted for the remainder of the increase.

Depreciation and amortization

Depreciation and amortization increased $1.8 million in 2011 over the first half of 2010, due principally to $1.4 million of amortization of the initial purchase cost of acquired prepaid customers.  The remainder of the increase resulted from capital projects for EVDO capability and new towers and cell sites placed in service since second quarter of 2010.

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

The Company closed on the acquisition of cable operations from JetBroadBand effective July 30, 2010, and Suddenlink effective November 30, 2010.  The acquired cable operations offer video, high speed Internet and voice services representing approximately 70,000 revenue generating units in Virginia, West Virginia and Maryland and pass approximately 122,000 homes. For the cable operations acquired in July 2010, systems passing approximately 10% of the homes have been upgraded.   The Cable segment results include the operating results of the acquired operations from July 30, 2010 and November 30, 2010, forward, respectively.

Index

The following table shows selected operating statistics of the Cable Television segment as of the dates shown:

	June 30, 2011	Dec. 31, 2010(1)	June 30, 2010(1)	Dec. 31, 2009(1)

Homes Passed (2)	180,050	178,763	56,395	56,268
Video
Customers (3)	65,870	67,235	23,500	23,022
Penetration (4)	36.6%	37.6%	41.7%	40.9%
Digital video customers (5)	23,666	22,855	8,199	6,487
Digital video penetration (5)	35.9%	34.0%	34.9%	28.2%
High-speed Internet
Available Homes (6)	150,623	144,099	33,301	25,748
Customers (3)	33,680	31,832	4,261	2,525
Penetration (4)	22.4%	22.1%	12.8%	9.8%
Voice
Available Homes (6)	129,027	118,652	27,914	-
Customers (3)	7,794	6,340	840	22
Penetration (4)	6.0%	5.3%	3.0%	n/a
Revenue Generating Units (7)	131,010	128,262	36,800	32,056
Total Fiber Miles	33,548	31,577	4,726	4,558
Fiber Route Miles (8)	1,854	1,389	417	403

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

6)
Homes and businesses are considered available (“available homes”) if we can connect them to our distribution system without further extending the transmission lines and if we offer the service in that area.  Homes passed in Shenandoah County are excluded from available homes as we do not offer high-speed internet or voice services over our co-axial distribution network in this market.

7)
Revenue generating units are the sum of video, digital video, voice and high-speed internet customers.  Consistent with industry practices, each digital video customer counts as two revenue generating units.

8)
Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance.  For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Index

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010

(in thousands)	Three Months Ended June 30,		Change
	2011	2010	$	%

Segment operating revenues
Service revenue	$14,602	$3,679	$10,923	296.9
Equipment and other revenue	2,232	406	1,826	449.8
Total segment operating revenues	16,834	4,085	12,749	312.0

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	11,435	4,367	7,068	161.9
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,234	2,224	2,010	90.4
Depreciation and amortization	6,088	1,195	4,893	409.5
Total segment operating expenses	21,757	7,786	13,971	179.4
Segment operating loss	$(4,923)	$(3,701)	$(1,222	(33.0)

Operating revenues

The cable operations acquired in 2010 generated $10.2 million of the change in service revenue shown above.  Legacy cable operations, which included the cable operations acquired in 2008, generated the balance of the increase.  All but $0.3 million of the change in equipment and other revenues was generated by the cable operations acquired in 2010.

Operating expenses

The cable operations acquired in 2010 represented $11.5 million, including $4.9 million of depreciation and amortization expenses,  in direct operating expenses of the $14.0 million increase shown above.  Legacy cable operations incurred an incremental $0.4 million in direct operating expenses, principally costs of acquiring customers, in the second quarter of 2010.  Internally allocated costs (including all labor and benefits) represented the remainder of the increase in operating expenses, net of pension costs allocated to the cable segment in 2010.

Operating expenses are expected to continue at elevated levels until all networks are upgraded by the third quarter of 2012, and for a period of time thereafter while enhanced services marketing efforts continue in recently upgraded markets.

Index

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

(in thousands)	Six Months Ended June 30,		Change
	2011	2010	$	%

Segment operating revenues
Service revenue	$29,062	$7,292	$21,770	298.5
Equipment and other revenue	4,303	795	3,508	441.3
Total segment operating revenues	33,365	8,087	25,278	312.6

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	23,359	7,834	15,525	198.2
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	8,863	3,757	5,106	135.9
Depreciation and amortization	11,786	2,199	9,587	436.0
Total segment operating expenses	44,008	13,790	30,218	219.1
Segment operating loss	$(10,643)	$(5,703)	$(4,940)	(86.6)

Operating revenues

The cable operations acquired in 2010 generated $20.3 million of the change in service revenue shown above.  Legacy cable operations, which included the cable operations acquired in 2008, generated the balance of the increase.  All but $0.4 million of the change in equipment and other revenues was generated by the cable operations acquired in 2010.

Operating expenses

The cable operations acquired in 2010 generated $23.5 million of the increase in segment operating expenses shown above, including $9.1 million of depreciation and amortization expense.  Legacy cable operations generated $1.9 million in incremental operating expenses, including $1.0 in costs to acquire customers, and the balance in network, maintenance and other incremental costs.  Internally allocated costs (including all labor and benefits) represented the remainder of the increase in operating expenses, net of pension costs allocated to the cable segment in 2010.

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

	June 30, 2011	Dec. 31, 2010	June 30, 2010	Dec. 31, 2009

Wireline Segment
Telephone Access Lines	23,461	23,706	24,040	24,358
Long Distance Subscribers	10,647	10,667	10,804	10,851
Total Fiber Miles	73,064	71,118	68,092	53,511
Fiber Route Miles (1)	1,301	1,267	1,267	837
DSL Subscribers	12,200	11,946	11,670	10,985
Dial-up Internet Subscribers	1,733	2,190	2,677	3,359

(1)
Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance.  For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010

(in thousands)	Three Months Ended June 30,		Change
	2011	2010	$	%

Segment operating revenues
Service revenue	$4,021	$3,859	$162	4.2
Access revenue	3,647	3,657	(10)	(0.3)
Facilities lease revenue	3,934	3,742	192	5.1
Equipment revenue	7	10	(3)	(30.0)
Other revenue	657	1,189	(532)	(44.7)
Total segment operating revenues	12,266	12,457	(191)	(1.5)
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	4,817	4,594	223	4.9
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,866	3,334	(1,468)	(44.0)
Depreciation and amortization	2,155	1,935	220	11.4
Total segment operating expenses	8,838	9,863	(1,025)	(10.4)
Segment operating income	$3,428	$2,594	$834	32.2

Operating revenues

Operating revenues decreased $0.2 million overall in the three months ended June 30, 2011, compared to the comparable 2010 period, due primarily to a decline in directory advertising revenue (included in other revenue) as a result of  the sale of the telephone directory during the third quarter of 2010.

Operating expenses

Operating expenses overall decreased $1.0 million, or 10.4%, primarily reflecting 2010 pension settlement related charges of $2.0 million. The increase in cost of goods and services resulted from increased costs of obtaining service from third parties to provide voice services to Shentel Cable, related to the increase in facilities lease revenue shown above. The increase in depreciation resulted from plant upgrades to switch and circuit equipment since June 2010.

Index

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

(in thousands)	Six Months Ended June 30,		Change
	2011	2010	$	%

Segment operating revenues
Service revenue	$7,976	$7,478	$498	6.7
Access revenue	6,865	6,861	4	0.1
Facilities lease revenue	7,718	7,105	613	8.6
Equipment revenue	18	28	(10)	(35.7)
Other revenue	1,773	2,365	(592)	(25.0)
Total segment operating revenues	24,350	23,837	513	2.2
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	9,350	8,757	593	6.8
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	3,667	5,166	(1,499)	(29.0)
Depreciation and amortization	4,105	3,860	245	6.4
Total segment operating expenses	17,122	17,783	(661)	(3.7)
Segment operating income	$7,228	$6,054	$1,174	19.4

Operating revenues

Operating revenues increased $0.5 million overall in the six months ended June 30, 2011, compared to the first half of 2010, due to increased charges to affiliates for fiber to PCS towers, and network access charges for internet backhaul and telephone services to affiliates such as Shentel Cable. Partially offsetting these increases, other revenue declined due to the absence of directory advertising revenue effective April 2011, following the sale of the telephone directory during the third quarter of 2010.  Local telephone rate increases taken in recent years have been offset by the losses in access lines and declining access rates.

Operating expenses

Operating expenses overall decreased $0.7 million, or 3.7%, primarily reflecting 2010 pension settlement related charges of $2.0 million. The increase in cost of goods and services resulted from increased costs of obtaining service from third parties to provide voice services to Shentel Cable, related to the increase in facilities lease revenue shown above. The increase in depreciation resulted from plant upgrades to switch and circuit equipment since June 2010.

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

The following table shows adjusted OIBDA for the three and six months ended June 30, 2011 and 2010:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Adjusted OIBDA	$23,031	$20,426	$44,369	$40,328

Index

The following table reconciles adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure, for the three and six months ended June 30, 2011 and 2010:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Operating income	$7,994	$7,790	$15,085	$19,309
Plus depreciation and amortization	14,444	8,483	28,382	16,724
OIBDA	22,438	16,273	43,467	36,033
Plus pension settlement and curtailment expense	-	3,781	-	3,781
Plus business acquisition expenses	-	235	-	235
Plus share based compensation expense	593	137	902	279
Adjusted OIBDA	$23,031	$20,426	$44,369	$40,328

The following tables reconcile adjusted OIBDA to operating income by major segment for the three months and six months ended June 30, 2011 and 2010:

Wireless Segment:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Operating income	$10,352	$9,932	$20,427	$20,945
Plus depreciation and amortization	6,140	5,286	12,374	10,525
OIBDA	16,492	15,218	32,801	31,470
Plus pension settlement and curtailment expense	-	1,014	-	1,014
Plus share based compensation expense	165	49	250	100
Adjusted OIBDA	$16,657	$16,281	$33,051	$32,584

Cable Segment:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Operating income (loss)	$(4,923)	$(3,701)	$(10,643)	$(5,703)
Plus depreciation and amortization	6,088	1,195	11,786	2,199
OIBDA	1,165	(2,506)	1,143	(3,504)
Plus pension settlement and curtailment expense	-	597	-	597
Plus business acquisition expenses	-	235	-	235
Plus share based compensation expense	220	27	335	56
Adjusted OIBDA	$1,385	$(1,647)	$1,478	$(2,616)

Index

Wireline Segment:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Operating income	$3,428	$2,594	$7,228	$6,054
Plus depreciation and amortization	2,155	1,935	4,105	3,860
OIBDA	5,583	4,529	11,333	9,914
Plus pension settlement and curtailment expense	-	1,960	-	1,960
Plus business acquisition expenses	-	-	-	-
Plus share based compensation expense	132	38	200	78
Adjusted OIBDA	$5,715	$6,527	$11,533	$11,952

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

Sources and Uses of Cash. The Company generated $34.3 million of net cash from operations in the first six months of 2011, compared to $35.1 million in the first six months of 2010.  Net income decreased from first half 2010 to first half 2011, principally due to non-cash items such as depreciation, amortization and provisions for bad debt.

Indebtedness. On July 30, 2010, the Company executed a Credit Agreement with CoBank, ACB as Co-Lead Arranger, Bookrunner and Administrative Agent; BB&T as Co-Lead Arranger and Syndication Agent; and Wells Fargo as Co-Lead Arranger and Documentation Agent, and with the participation of 15 additional banks, for the purpose of refinancing the Company’s existing outstanding debt, funding the purchase price of the JetBroadBand acquisition, funding planned capital expenditures to upgrade the acquired cable networks, and other corporate needs.

As of June 30, 2011, the Company’s indebtedness totaled $189.1 million, with an annualized overall weighted average interest rate of approximately 3.58%.  The balance included $5.8 million fixed at 7.37% (the Fixed Term Loan Facility), and $182.7 million (the Term Loan A Facility) at a variable rate of  3.20% as of June 30, 2011,  that currently resets monthly based on one month LIBOR plus a base rate of 3.00%.  The Company has an outstanding interest rate swap that effectively fixes the interest rate on one-third of the Term Loan A balance at the 3.00% base rate plus 1.00% through July 31, 2013.  The Company has $50 million available under the Revolving Facility, as well as additional capacity under the Incremental Term Loan facilities, entered into in 2010.

The Company is bound by certain financial covenants under the Credit Agreement dated July 30, 2010. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. As of June 30, 2011, the Company was in compliance with all debt covenants, and ratios at June 30, 2011 were as follows:

	Actual	Covenant Requirement at June 30, 2011
Total Leverage Ratio	2.16	2.50 or Lower
Debt Service Coverage Ratio	5.03	2.25 or Higher
Equity to Assets Ratio	42.2%	35.0% or Higher
Fixed Charge Coverage Ratio	0.86	0.80 or Higher
Minimum Liquidity Balance	$73.8M	$15.0M or Higher

In accordance with the Credit Agreement, the total leverage, debt service coverage, and fixed charge coverage ratios noted above are based on the twelve months ended June 30, 2011. In addition to the covenants above, the Company is required to supply the lender with quarterly financial statements and other reports as defined by the Credit Agreement. The Company was in compliance with all reporting requirements at June 30, 2011.

Index

Under the Credit Agreement, the Company is restricted in its ability to pay dividends in the future.  So long as no Default or Event of Default (as such term is defined in the credit agreement) exists before, or will result after giving effect to such dividends, distributions or redemptions on a pro forma basis, the Company may declare or pay a lawful dividend or other distribution of assets, or retire, redeem, purchase or otherwise acquire capital stock in an aggregate amount, which when added to any such dividends, distributions or redemptions of capital stock or other equity interest made, declared or paid from and after January 1, 2010 does not exceed 50% of the Company’s consolidated net income (excluding non-cash extraordinary items such as write-downs or write-ups of assets, other than current assets) from October 1, 2009 to the date of declaration of any such dividends, distributions or redemptions. As of June 30, 2011, the Company’s accumulated dividends declared plus stock repurchases stood at approximately 25% of cumulative net income, all as defined above.

The Company has no off-balance sheet arrangements (other than operating leases) and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. Capital expenditures budgeted for 2011 total approximately $84.9 million, an increase of approximately $29.0 million from total capital expenditures for the full year of 2010.  Capital spending for 2011 will be predominantly focused in the Cable segment, reflecting upgrades to the networks and head-ends acquired in the 2010 cable acquisitions.  Capital spending in the Wireless and Wireline segments will largely reflect capacity increases in the Wireless segment and fiber upgrades and expansion in the Wireline segment, partly in support of backhaul demand in the Wireless segment.  Spending may shift amongst these priorities as opportunities arise.

For the first six months of 2011, the Company spent $31.6 million on capital projects, compared to $19.3 million in the comparable 2010 period.  Spending related to Wireless projects accounted for $6.0 million in the first six months of 2011 primarily for upgrading existing sites, while Wireline projects accounted for $4.9 million across a variety of projects, Cable TV for $19.9 million for plant and headend upgrades, and other projects totaling $0.8 million, largely related to information technology projects and vehicle acquisitions.

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

The Company is in discussions with Sprint Nextel to determine the nature of our participation in Sprint Nextel’s network modernization plan, known as Network Vision, which could require amendments to the Company’s agreements with Sprint Nextel.  Our participation in the Network Vision plan could require significant capital expenditures and result in increased operating costs.    While the Company may be able to fund such costs from operations and currently available credit facilities, an amendment to the Company’s credit facilities may be required.  Whether such an amendment could be agreed to with the Company’s lenders would depend upon the specifics of the proposal, and there is no guarantee that such an amendment would be forthcoming.

Subject to the foregoing, the Company currently expects that it will fund its future capital expenditures and other cash needs primarily with cash on hand, from operations and borrowing capacity under the Company’s existing debt facilities.

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

Index

Recently Issued Accounting Standards

There were no recently issued accounting standards, not adopted by the Company as of June 30, 2011, that are expected to have a material impact on the Company’s results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of June 30, 2011, the Company had $121.8 million of variable rate debt outstanding, bearing interest at a rate of 3.20%, based upon one month LIBOR. An increase in market interest rates of 1.00% would add approximately $1.2 million to annual interest expense.  The Company has an additional $60.9 million of debt that is fixed, through an interest rate swap, at the Company’s current base rate of 3.00% plus 1.00%, through July 31, 2013, when the interest rate swap expires and the remaining outstanding balance reverts to being variable at the base rate plus one month LIBOR.  The remaining approximately $5.8 million of the Company’s outstanding debt has fixed rates through maturity.  Due to the relatively short time frame to maturity of this fixed rate debt, market value approximates carrying value of the fixed rate debt.

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

As of June 30, 2011, the Company has $6.3 million of cost and equity method investments.  Approximately $2.9 million was invested in privately held companies directly or through investments with portfolio managers.  Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested and an additional $0.3 million committed under contracts the Company has signed with portfolio managers.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934.  The Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2011, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Other Matters Relating to Internal Control Over Financial Reporting

Under the Company’s agreements with Sprint Nextel, Sprint Nextel provides the Company with billing, collections, customer care, certain network operations and other back office services for the PCS operation. As a result, Sprint Nextel remits to the Company approximately 54% of the Company’s total operating revenues.  Due to this relationship, the Company necessarily relies on Sprint Nextel to provide accurate, timely and sufficient data and information to properly record the Company’s revenues, and accounts receivable, which underlie a substantial portion of the Company’s periodic financial statements and other financial disclosures.

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

As previously discussed, our actual results could differ materially from our forward looking statements. Except as described below, there have been no material changes in the risk factors  from those described in Part 1, Item 1A of  the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Our participation in Sprint Nextel’s network modernization plan may affect our operating results, liquidity and financial position.

Sprint Nextel has announced a network modernization plan, known as Network Vision, that incorporates upgrades and improvements to its wireless networks, with the intention of improving voice quality, coverage and data speeds and simultaneously reducing future operating costs.  We are in discussions with Sprint Nextel to determine the nature of our participation in the Network Vision plan.  Our participation could require amendments to our agreements with Sprint Nextel, and there is no guarantee that we will be able to enter into such amendments on terms and conditions acceptable to us.  In the event that we were unable to agree on the terms of such amendments, our participation as a seamless part of Sprint Nextel’s national network could be jeopardized.

Our participation in the Network Vision plan could require significant capital expenditures and result in increased operating costs.  While we may be able to fund such costs from operations and currently available credit facilities, an amendment to our credit facilities may be required.  Whether such an amendment could be agreed to with our lenders would depend upon the specifics of the proposal, and there is no guarantee that such an amendment would be forthcoming.

The success of the Network Vision plan will depend on the timing, extent and cost of implementation; the performance of third parties; and our ability to negotiate favorable terms with partners, vendors, and lenders.  If Network Vision does not provide an enhanced network experience, our ability to provide enhanced wireless services to our customers, to retain and attract customers, and to maintain and grow our customer revenues could be adversely affected.  Should implementation of the Network Vision plan be delayed or costs exceed expected amounts, our margins would be adversely affected and such effects could be material.  Should the delivery of services expected to be deployed on the upgraded network be delayed due to technological constraints, performance of third-party suppliers, or other reasons, the cost of providing such services could become higher than expected, which could produce higher costs to customers, potentially resulting in the loss of customers to our competitors, and adversely affecting our revenues, profitability and cash flows from operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In conjunction with exercises of stock options and distributions of vested share awards, the Company periodically repurchases shares from recipients to cover some of the exercise price of the options being exercised or taxes payable associated with the distribution of shares.  The following table provides information about the Company’s repurchases of shares during the three months ended June 30, 2011:

	Number of Shares Purchased	Average Price Paid per Share
April 1 to April 30	2	$18.11
May 1 to May 31	2,580	$16.92
June 1 to June 30	2,714	$17.81

Total	5,296	$17.38

Index

ITEM 6.	Exhibits

(a) The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.47
Second Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.47 to the Company’s Current Report on Form 8-K dated April 29, 2011.

10.48
Third Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders.

10.49
Letter Agreement modifying section 10.2.7.2 of Addendum X dated March 15, 2010 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company.

10.50
Fourth Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders.

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
Date: August 8, 2011

Index

EXHIBIT INDEX

ExhibitNo.	Exhibit

10.47
Second Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.47 to the Company’s Current Report on Form 8-K dated April 29, 2011.

10.48
Third Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders.

10.49
Letter Agreement modifying section 10.2.7.2 of Addendum X dated March 15, 2010 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company.

10.50
Fourth Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.