Form 10-Q/A
period 2011-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2011-09-06
CIK 354963

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

SHENANDOAH TELECOMMUNICATIONS COMPANY
EXPLANATORY NOTE

The purpose of the Form 10-Q/A to Shenandoah Telecommunications Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 8, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q.  This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6.	Exhibits

(a) The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.47*
Second Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.47 to the Company’s Current Report on Form 8-K dated April 29, 2011.

10.48*
Third Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders.

10.49*
Letter Agreement modifying section 10.2.7.2 of Addendum X dated March 15, 2010 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company.

10.50*
Fourth Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders.

31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

101.INS #	XBRL Instance Document

101.SCH #	XBRL Taxonomy Extension Schema Document

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document
__________________
*	Previously filed as an exhibit to the original Form 10-Q for the quarter ended June 30, 2011, filed August 8, 2011.
#
Furnished herewith.  Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY
(Registrant)

/s/Adele M. Skolits
Adele M. Skolits
Vice President - Finance and Chief Financial Officer
Date: September 6, 2011