Form 10-Q
period 2011-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2011-11-08
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☑

The number of shares of the registrant’s common stock outstanding on October 21, 2011 was 23,786,193.

SHENANDOAH TELECOMMUNICATIONS COMPANY

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	September 30, 2011	December 31, 2010

Current Assets
Cash and cash equivalents	$21,862	$27,453
Accounts receivable, net	20,915	20,634
Income taxes receivable	6,470	2,576
Materials and supplies	5,310	6,360
Prepaid expenses and other	3,932	3,770
Assets held for sale	6,967	9,305
Deferred income taxes	620	702
Total current assets	66,076	70,800

Investments, including $2,041 and $2,287 carried at fair value	8,453	9,090

Property, plant and equipment, net	300,110	280,051

Other Assets
Intangible assets, net	83,201	90,389
Cost in excess of net assets of businesses acquired	10,962	10,962
Deferred charges and other assets, net	4,339	5,145
Net other assets	98,502	106,496
Total assets	$473,141	$466,437

See accompanying notes to unaudited condensed consolidated financial statements.

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	September 30, 2011	December 31, 2010

Current Liabilities
Current maturities of long-term debt	$21,911	$14,823
Accounts payable	7,790	12,237
Advanced billings and customer deposits	10,022	8,067
Accrued compensation	2,627	3,278
Liabilities held for sale	1,017	910
Accrued liabilities and other	7,590	5,583
Total current liabilities	50,957	44,898

Long-term debt, less current maturities	164,087	180,289

Other Long-Term Liabilities
Deferred income taxes	41,901	35,902
Deferred lease payable	4,056	3,734
Asset retirement obligations	6,905	6,542
Other liabilities	4,656	4,767
Total other liabilities	57,518	50,945

Commitments and Contingencies

Shareholders’ Equity
Common stock	21,086	19,833
Retained earnings	179,493	170,472
Total shareholders’ equity	200,579	190,305

Total liabilities and shareholders’ equity	$473,141	$466,437

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Operating revenues	62,657	$53,233	$184,640	$137,192

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	25,514	21,265	76,792	50,601
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	14,199	14,180	41,438	32,770
Depreciation and amortization	13,774	12,202	42,155	28,927
Total operating expenses	53,487	47,647	160,385	112,298
Gain on sale of directory	-	4,000	-	4,000
Operating income	9,170	9,586	24,255	28,894

Other income (expense):
Interest expense	(2,003)	(2,416)	(6,668)	(2,992)
Gain (loss) on investments, net	(250)	(11)	(499)	(153)
Non-operating income, net	195	275	703	543
Income from continuing operations before income taxes	7,112	7,434	17,791	26,292

Income tax expense	3,497	3,229	8,070	10,994
Net income from continuing operations	3,615	4,205	9,721	15,298
Earnings (loss) from discontinued operations, net of tax (expense) benefit of $392, $109, $436 and $(41), respectively	(613)	(171)	(700)	62
Net income	$3,002	$4,034	$9,021	$15,360

Basic and diluted income (loss) per share:

Net income from continuing operations	$0.15	$0.17	$0.41	$0.65
Net earnings (loss) from discontinued operations	(0.02)	-	(0.03)	-
Net income	$0.13	$0.17	$0.38	$0.65

Weighted average shares outstanding, basic	23,781	23,738	23,773	23,724

Weighted average shares, diluted	23,823	23,883	23,823	23,799

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2009	23,681	$17,890	$160,230	$(2,448)	$175,672
Comprehensive income:
Net income	-	-	18,075	-	18,075
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	-	-	-	2,596	2,596
Net unrealized gain from pension plans, net of tax	-	-	-	(148)	(148)
Total comprehensive income					20,523
Dividends declared ($0.33 per share)	-	-	(7,833)	-	(7,833)
Dividends reinvested in common stock	29	520	-	-	520
Stock-based compensation	-	792	-	-	792
Common stock issued through exercise of incentive stock options	57	561	-	-	561
Net excess tax benefit from stock options exercised	-	70	-	-	70

Balance, December 31, 2010	23,767	$19,833	$170,472	$-	$190,305
Comprehensive income:
Net income	-	-	9,021	-	9,021
Total comprehensive income					9,021
Stock-based compensation	-	1,335	-	-	1,335
Common stock issued for share awards	19	-	-	-	-
Common stock repurchased	(5)	(92)	-	-	(92)
Common stock issued	-	10	-	-	10
Balance, September 30, 2011	23,781	$21,086	$179,493	$-	$200,579

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2011	2010

Cash Flows From Operating Activities
Net income	$9,021	$15,360
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impairment charge	645	-
Depreciation	33,732	26,040
Amortization	8,423	2,887
Provision for bad debt	2,559	844
Stock based compensation expense	1,335	539
Pension settlement and curtailment expenses	-	3,964
Excess tax benefits on stock option exercises	-	(70)
Deferred income taxes	6,081	152
Net (gain) loss on disposal of equipment	(1,035)	316
Realized (gain) on sale of directory	-	(4,000)
Realized loss on disposal of investments	27	147
Unrealized (gains) losses on investments	236	(229)
Net (gain) loss from patronage and equity investments	13	67
Other	51	576
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,876)	(4,031)
Materials and supplies	1,050	707
Income taxes receivable	(3,894)	5,531
Increase (decrease) in:
Accounts payable	(4,449)	(841)
Deferred lease payable	319	237
Income taxes payable	-	512
Other prepaids, deferrals and accruals	3,283	4,989
Net cash provided by operating activities	$54,521	$53,697

Cash Flows From Investing Activities
Purchase and construction of property, plant and equipment	$(52,505)	$(33,940)
Cash paid for acquisition of business	-	(147,613)
Cash received on sale of directory	-	4,000
Cash paid to acquire prepaid subscriber rights	-	(6,884)
Proceeds from sale of assets	1,170	-
Proceeds from sale of equipment	60	503
Purchase of investment securities	(84)	(114)
Proceeds from sale of investment securities	444	54

Net cash used in investing activities	$(50,915)	$(183,994)

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2011	2010

Cash Flows From Financing Activities
Principal payments on long-term debt	$(9,115)	$(25,595)
Amounts borrowed under debt agreements	-	189,800
Cash paid for debt issuance costs	-	(3,445)
Excess tax benefits on stock option exercises	-	70
Repurchases of stock	(92)	-
Proceeds from exercise of incentive stock options	10	557

Net cash provided by (used in) financing activities	$(9,197)	$161,387

Net increase (decrease) in cash and cash equivalents	$(5,591)	$31,090

Cash and cash equivalents:
Beginning	27,453	12,054
Ending	$21,862	$43,144

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$5,600	$2,392

Income taxes	$5,447	$5,225

During the third quarter of 2011, the Company traded in certain PCS equipment for equipment with additional capacity and received credits of $2.2 million against the purchase price of the new equipment.

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

During 2009 and 2010, the Company determined that the fair value of Converged Services had declined.  Accordingly, the Company recorded an impairment loss of $17.5 million ($10.7 million, net of taxes) as of March 31, 2009, and recorded an additional impairment loss of $1.9 million ($1.1 million, net of taxes) as of December 31, 2010, to reduce the carrying value of these assets to their estimated fair value less cost to sell.  Enhancements to the physical assets since the impairment recorded at December 31, 2010, have been capitalized and immediately expensed during 2011, in the amount of $0.2 million and $0.4 million in the three months and nine months ended September 30, 2011, respectively.

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

During the third quarter of 2011, the Company sold service contracts and related equipment for two Converged Services’ properties to third party purchasers, receiving cash proceeds of $0.3 million.  The total proceeds approximated the carrying value of the assets sold.

At September 30, 2011, negotiations with potential purchasers continue.  Based upon indications of interest made by potential buyers in recent months, the Company has determined that the fair value of Converged Services has declined.  Accordingly, the Company recorded an impairment loss of $0.6 million ($0.4 million, net of taxes) as of September 30, 2011, to reduce the carrying value of these assets to their estimated fair value less cost to sell.

Index

Assets and liabilities held for sale consisted of the following:

	September 30, 2011	December 31, 2010
Assets held for sale:
Property, plant and equipment, net	$4,966	$6,614
Intangible assets, net	640	706
Deferred charges	670	1,310
Other assets	691	675
	$6,967	$9,305
Liabilities:
Other liabilities	$1,017	$910

Discontinued operations included the following amounts of operating revenue and income (loss) before income taxes:

	Three Months Ended
	September 30,
	2011	2010
Operating revenues	$2,531	$2,816
Earnings (loss) before income taxes	$(1,005)	$(280)

	Nine Months Ended
	September 30,
	2011	2010
Operating revenues	$8,868	$9,358
Earnings (loss) before income taxes	$(1,136)	$103

3.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2011	December 31, 2010
Plant in service	$516,853	$466,658
Plant under construction	18,775	25,515
	535,628	492,173
Less accumulated amortization and depreciation	235,518	212,122
Net property, plant and equipment	$300,110	$280,051

During the third quarter of 2011, the Company traded in certain PCS equipment for equipment with additional capacity and received credits of $2.2 million against the purchase price of the new equipment.  The Company recognized a gain of $1.4 million on the trade-in.

4.  Earnings per share

Basic net income (loss) per share was computed on the weighted average number of shares outstanding.  Diluted net income (loss) per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options.  Of 511 thousand and 383 thousand shares and options outstanding at September 30, 2011 and 2010, respectively, 363 thousand and 213 thousand were anti-dilutive, respectively.  These options have been excluded from the computations of diluted earnings per share for their respective period.  There were no adjustments to net income for either period.

Index

5.  Investments Carried at Fair Value

Investments include $2.0 million and $2.3 million of investments carried at fair value as of September 30, 2011 and December 31, 2010, respectively, consisting of equity, bond and money market mutual funds.  These investments were acquired under a rabbi trust arrangement related to a non-qualified supplemental retirement plan maintained by the Company.  During the nine months ended September 30, 2011, the Company recognized $27 thousand in net losses on dispositions of investments, recognized $17 thousand in dividend and interest income from investments, and recognized net unrealized losses of $236 thousand on these investments.  Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds.

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

The financial information below includes revenues and related expenses billed by one segment of the Company to another segment within the Company.  These internal revenues and related expenses are eliminated in order to arrive at the consolidated total revenues and expenses as shown below.  All individual segment financial results include these internal revenues and expenses, which are only eliminated at the consolidated level.

Index

Selected financial data for each segment is as follows:

Three months ended September 30, 2011 (In thousands)	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$34,403	$3,604	$14,532	$-	$-	$52,539
Other	3,286	4,829	2,003	-	-	10,118
Total external revenues	37,689	8,433	16,535	-	-	62,657
Internal revenues	800	3,994	83	-	(4,877)	-
Total operating revenues	38,489	12,427	16,618	-	(4,877)	62,657

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	12,667	4,887	12,082	36	(4,158)	25,514
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,028	1,891	5,271	728	(719)	14,199
Depreciation and amortization	5,868	2,156	5,692	58	-	13,774
Total operating expenses	25,563	8,934	23,045	822	(4,877)	53,487
Operating income (loss)	12,926	3,493	(6,427)	(822)	-	9,170

Three months ended September 30, 2010 (In thousands)	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$28,624	$3,596	$10,663	$-	$-	$42,883
Other	4,341	4,715	1,294	-	-	10,350
Total external revenues	32,965	8,311	11,957	-	-	53,233
Internal revenues	763	3,375	14	-	(4,152)	-
Total operating revenues	33,728	11,686	11,971	-	(4,152)	53,233

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	12,236	4,318	8,318	56	(3,663)	21,265
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	5,886	1,828	6,200	755	(489)	14,180
Depreciation and amortization	6,401	2,000	3,746	55	-	12,202
Total operating expenses	24,523	8,146	18,264	866	(4,152)	47,647
Gain on sale of directory	-	4,000	-	-	-	4,000
Operating income (loss)	9,205	7,540	(6,293)	(866)	-	9,586

Nine months ended September 30, 2011 (In thousands)	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$100,413	$10,850	$43,594	$-	$-	$154,857
Other	9,687	13,906	6,190	-	-	29,783
Total external revenues	110,100	24,756	49,784	-	-	184,640
Internal revenues	2,391	12,021	199	-	(14,611)	-
Total operating revenues	112,491	36,777	49,983	-	(14,611)	184,640

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	39,671	14,238	35,441	100	(12,658)	76,792
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	21,225	5,558	14,134	2,474	(1,953)	41,438
Depreciation and amortization	18,242	6,260	17,478	175	-	42,155
Total operating expenses	79,138	26,056	67,053	2,749	(14,611)	160,385
Operating income (loss)	33,353	10,721	(17,070)	(2,749)	-	24,255

Index

Nine months ended September 30, 2010 (In thousands)	Wireless	Wireline	Cable TV	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$81,415	$10,595	$17,955	$-	$-	$109,965
Other	10,309	14,852	2,066	-	-	27,227
Total external revenues	91,724	25,447	20,021	-	-	137,192
Internal revenues	2,268	10,076	37	-	(12,381)	-
Total operating revenues	93,992	35,523	20,058	-	(12,381)	137,192

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	32,108	13,075	16,152	188	(10,922)	50,601
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	14,808	6,994	9,957	2,470	(1,459)	32,770
Depreciation and amortization	16,927	5,860	5,945	195	-	28,927
Total operating expenses	63,843	25,929	32,054	2,853	(12,381)	112,298
Gain on sale of directory	-	4,000	-	-	-	4,000
Operating income (loss)	30,149	13,594	(11,996)	(2,853)	-	28,894

A reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before income taxes is as follows:

	Three Months Ended September 30,
	2011	2010
Total consolidated operating income	$9,170	$9,586
Interest expense	(2,003)	(2,416)
Non-operating income (expense), net	(55)	264
Income from continuing operations before income taxes	$7,112	$7,434

	Nine Months Ended September 30,
	2011	2010
Total consolidated operating income	$24,255	$28,894
Interest expense	(6,668)	(2,992)
Non-operating income (expense), net	204	390
Income from continuing operations before income taxes	$17,791	$26,292

The Company’s assets by segment are as follows:

(In thousands)	September 30, 2011	December 31, 2010

Wireless	$135,428	$124,854
Wireline	82,195	78,552
Cable TV	207,087	208,039
Other (includes assets held for sale)	393,878	393,340
Combined totals	818,588	804,785
Inter-segment eliminations	(345,447)	(338,348)
Consolidated totals	$473,141	$466,437

Index

8.  Income Taxes

The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2008 are no longer subject to examination. The Company is under audit in the state of Maryland for the 2007, 2008 and 2009 tax years.   No other state or federal income tax audits were in process as of September 30, 2011.

9.  Long-Term Debt

As of September 30, 2011 and December 31, 2010, the Company’s outstanding long-term debt consisted of the following:

(In thousands)	September 2011	December 2010

CoBank (fixed term loan)	$5,157	$6,984
Term Loan A	180,310	187,428
Other debt	531	700
	185,998	195,112
Current maturities	21,911	14,823
Total long-term debt	$164,087	$180,289

As of September 30, 2011, the Company was in compliance with the covenants in its Credit Agreement.

10.  Subsequent Events

On October 17, 2011, the Company’s Board of Directors declared a dividend of $0.33 per share payable on December 1, 2011, to shareholders of record as of November 9, 2011.  The Company expects to pay out approximately $7.8 million excluding the effect of dividend reinvestments.

In November 2011, the Company executed two asset purchase agreements to sell certain Converged Services properties to two buyers for a total of $4.7 million. The Company closed on the sale of some of these properties and received $2.2 million on November 7, 2011. Two additional closings are expected in the next 60 to 90 days following receipt of consents necessary for the transfer of the properties. The Company continues to negotiate with purchasers on the remaining Converged Services properties.

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

*
The Wireline segment provides regulated and unregulated voice services, dial-up and DSL internet access, and long-distance access services throughout Shenandoah County and portions of Rockingham and Augusta Counties, Virginia, and leases fiber optic facilities, throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland.

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

During the second quarter of 2011, the Company sold service contracts and related equipment for seven Converged Services’ properties to a third-party purchaser, receiving cash proceeds of $0.9 million (with an additional $0.1 million in proceeds placed in escrow for twelve months).  During the third quarter of 2011, the Company sold service contracts and related equipment for two Converged Services’ properties to third-party purchasers, receiving cash proceeds of $0.3 million.  The total proceeds approximated the carrying value of the assets sold in these transactions.

At September 30, 2011, negotiations with several potential purchasers continue.  Based upon indications of interest made by potential buyers in recent months, the Company has determined that the fair value of Converged Services has declined.  Accordingly, the Company recorded an impairment loss of $0.6 million ($0.4 million, net of taxes) as of September 30, 2011, to reduce the carrying value of these assets to their estimated fair value less cost to sell.

In November 2011, the Company executed two asset purchase agreements to sell certain Converged Services properties to two buyers for a total of $4.7 million. The Company closed on the sale of some of these properties and received $2.2 million on November 7, 2011. Two additional closings are expected in the next 60 to 90 days following receipt of consents necessary for the transfer of the properties. The Company continues to negotiate with purchasers on the remaining Converged Services properties.

Acquisition of Virgin Mobile Customers and Initiation of Prepaid Wireless Sales

In July 2010, the Company amended its agreement with Sprint Nextel to incorporate approximately 50,000 Virgin Mobile customers in our service area, and effective July 11, 2010, the Company began selling Virgin Mobile and Boost prepaid products and services.  The Company incurs significant costs of acquisition (including handset subsidies, commissions, and other sales and marketing costs) in the month of customer activation.   Due to expensing all costs of acquisition in the month of acquisition, the Company expected that the sale of prepaid products and services would have a net negative impact on operating results until the base of customers was sufficient such that the aggregate monthly revenue less recurring expenses exceeded the up-front costs for new activations.   During the third quarter of 2011, the Company reached this point on a monthly basis, and expects that monthly results will generally be positive in future periods.

Cable Acquisitions

On July 30, 2010, the Company completed the acquisition of cable operations and subscribers from JetBroadBand for approximately $148 million in cash.  The acquired cable operations offer video, high speed Internet and voice services that at the time of acquisition represented approximately 66,000 revenue generating units in southern Virginia and southern West Virginia.  The acquired networks pass approximately 115,000 homes.  The operating results of the acquired cable operations are now included in the Company’s Cable Television segment, significantly impacting that segment’s operating revenues and expenses in subsequent periods.

On November 30, 2010, the Company completed the acquisition of two small cable systems from Suddenlink for $4.5 million.  These systems are located in West Virginia and Maryland, pass approximately 7,000 homes and represented approximately 4,200 revenue generating units.

Sale of Directory

In September 2010, the Company sold the rights to publish telephone directories in its service territories for $4.0 million and recorded an equivalent gain on the sale.

Results of Operations

Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010

Consolidated Results

The Company’s consolidated results from continuing operations for the third quarters of 2011 and 2010 are summarized as follows:

Index

(in thousands)	Three Months Ended September 30,		Change
	2011	2010	$	%

Operating revenues	$62,657	$53,233	$9,424	17.7
Operating expenses	53,487	47,647	5,840	12.3
Gain on sale of directory	-	4,000	(4,000)	(100.0)
Operating income	9,170	9,586	(416)	(4.3)

Interest expense	(2,003)	(2,416)	413	(17.1)
Other income (expense)	(55)	264	(319)	(120.8)
Income before taxes	7,112	7,434	(322)	(4.3)
Income tax expense	3,497	3,229	268	8.3
Net income from continuing operations	$3,615	$4,205	$(590)	(14.0)

Operating revenues

For the three months ended September 30, 2011, operating revenues increased $9.4 million, or 17.7%. The increase was due to incremental cable segment revenues of $4.6 million (primarily from the additional month of revenue in 2011 from the cable acquisition which occurred at the end of July 2010), $3.5 million in incremental net revenues from prepaid PCS customers, and $1.1 million in increased postpaid PCS revenues, all compared to the third quarter of 2010.  All other revenues (Wireline, tower revenues, and PCS equipment revenues) increased $0.2 million, net, in the third quarter of 2011 from the third quarter of 2010.

Operating expenses

For the three months ended September 30, 2011, operating expenses increased $5.8 million, or 12.3%, compared to the 2010 period.  This increase included $1.6 million of additional depreciation and amortization expense, including $1.9 million associated with the cable systems acquired in July and December of 2010, offset by a reduction of $0.6 million in the amortization resulting from the acquisition of prepaid subscribers in the third quarter of 2010.  Other cable segment operating expenses increased $2.9 million overall; the 2010 cable segment operating expenses included $3.0 million in transaction related expenses, approximately offsetting the additional month of expenses in 2011.  Costs associated with prepaid PCS offerings increased $1.8 million in the 2011 third quarter, excluding amortization on the acquired subscribers. Costs related to the expansion of the wireless network and the provision of high-speed wireless internet data access services added $0.8 million in incremental site rent, power and backhaul costs.  The Company recognized gains totaling $1.4 million on trade-ins of PCS equipment during the third quarter of 2011.

Gain on sale of directory

During the third quarter of 2010, the Company sold its telephone directory publishing rights for $4 million.

Interest expense

The decrease in interest expense resulted primarily from changes in the fair value of the Company’s interest rate swap, which added $0.5 million to interest expense during the third quarter of 2010, but only $0.2 million during the third quarter of 2011.

Income tax expense

The Company’s effective tax rate on income from continuing operations increased from 43.4% in the third quarter of 2010 to 49.2% in the third quarter of 2011 due to operating improvements in the Wireless segment adding to taxable income in generally higher tax states while operating losses in the Cable segment reduce taxable income in generally lower tax states.

Index

Net income from continuing operations

For the three months ended September 30, 2011, net income from continuing operations decreased $0.6 million, reflecting primarily the $4.0 million gain on the directory sale in 2010 partially offset by the $3.0 million of one-time costs of the cable acquisition incurred in 2010, net of taxes.

Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

Consolidated Results

The Company’s consolidated results from continuing operations for the first nine months of 2011 and 2010 are summarized as follows:

(in thousands)	Nine Months Ended September 30,		Change
	2011	2010	$	%

Operating revenues	$184,640	$137,192	$47,448	34.6
Operating expenses	160,385	112,298	48,087	42.8
Gain on sale of directory	-	4,000	(4,000)	(100.0)
Operating income	24,255	28,894	(4,639)	(16.1)

Interest expense	(6,668)	(2,992)	(3,676)	122.9
Other income (expense)	204	390	(186)	(47.7)
Income before taxes	17,791	26,292	(8,501)	(32.3)
Income tax expense	8,070	10,994	(2,924)	(26.6)
Net income from continuing operations	$9,721	$15,298	$(5,577)	(36.5)

Operating revenues

For the nine months ended September 30, 2011, operating revenues increased $47.4 million, or 34.6%. The increase was primarily due to incremental cable segment revenues of $29.9 million resulting largely from the cable acquisitions which occurred in the latter half of 2010, and to $13.3 million in incremental net revenues from prepaid PCS customers. Postpaid PCS revenues increased $5.7 million over the first nine months of 2010.  All other revenues decreased $1.4 million, net, in the first nine months of 2011 compared to 2010, principally due to the loss of directory revenues following the sale in third quarter 2010.

Operating expenses

For the nine months ended September 30, 2011, operating expenses increased $48.1 million, or 42.8%, compared to the 2010 period.  This included an increase of $13.2 million of depreciation and amortization expense, including $11.5 million associated with the cable systems acquired in late 2010 and $0.9 million of amortization associated with the prepaid subscribers acquired in the third quarter of 2010.  Excluding depreciation and one-time transaction related costs, cable segment operating costs increased $26.4 million overall in 2011 over 2010.  Costs (other than amortization) associated with prepaid PCS offerings increased $11.5 million in 2011 over 2010.  Costs related to the expansion of the wireless network and the provision of high-speed wireless internet data access services added $2.3 million in incremental site rent, power and backhaul costs.  All other operating expenses decreased $5.3 million in the first nine months of 2011, compared to the 2010 nine-month period.  This decrease is primarily attributable to recording certain non-recurring expenses in 2010.  These expenses included $3.8 million related to the settlement of the Company’s defined benefit pension plan and curtailment of the non-qualified supplemental retirement plan, and $3.1 million in cable acquisition transaction costs.

Index

Interest expense

The increase in interest expense resulted primarily from the increased borrowings used to fund the JetBroadband cable acquisition in July 2010.  The Company also reversed $0.4 million of interest previously capitalized to plant under construction, increasing interest expense for 2011.

Income tax expense

The Company’s effective tax rate on income from continuing operations increased from 41.8% in the nine months ended September 30, 2010 to 45.4% in the first nine months of 2011 due to operating improvements in the Wireless segment adding to taxable income in generally higher tax states while operating losses in the Cable segment reduce taxable income in generally lower tax states.

Net income from continuing operations

For the nine months ended September 30, 2011, net income from continuing operations decreased $5.6 million, reflecting costs of acquiring prepaid PCS and cable customers, the higher interest costs associated with funding the cable acquisitions, and the absence in 2011 of the gain on the sale of the directory recorded in 2010.

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

The following tables show selected operating statistics of the Wireless segment as of the dates shown:

	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2011	2010	2010	2009

Retail PCS Subscribers – Postpaid (1)	243,548	234,809	230,612	222,818
Retail PCS Subscribers – Prepaid	98,272	66,956	56,203	n/a
PCS Market POPS (000) (2)	2,397	2,337	2,339	2,327
PCS Covered POPS (000) (2)	2,114	2,049	2,052	2,033
CDMA Base Stations (sites)	508	496	484	476
EVDO-enabled sites	402	381	346	334
EVDO Covered POPS (000) (2)	2,053	1,981	1,960	1,940
Towers, Company owned	149	146	142	140
Non-affiliate cell site leases	219	216	211	196

Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Gross PCS Subscriber Additions – Postpaid	16,126	16,716	46,285	48,587
Net PCS Subscriber Additions – Postpaid	2,686	3,175	8,739	7,794
Gross PCS Subscriber Additions – Prepaid	19,545	14,289	65,579	14,289
Net PCS Subscriber Additions – Prepaid (3)	6,940	6,296	31,316	6,296
PCS Average Monthly Retail Churn % - Postpaid	1.85%	1.88%	1.69%	1.82%
PCS Average Monthly Retail Churn % - Prepaid (4)	4.43%	5.02%	4.50%	5.02%

1)	Postpaid subscriber counts for December 31, 2010 have been reduced by 888 to exclude certain rate plans incorrectly counted as subscribers in the latter months of 2010.

2)
POPS refers to the estimated population of a given geographic area and is based on information purchased from third parties.  Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the Company’s network.

3)	Net Prepaid Additions excludes 49,885 subscribers purchased July 1, 2010.

4)
Prepaid churn for 2010 reflects results for the three months ended September 30, 2010 in both the three months and nine months ended September 30, 2010, columns shown above.  Prepaid activity initiated effective July 1, 2010.

Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010

(in thousands)	Three Months Ended September 30,		Change
	2011	2010	$	%

Segment operating revenues
Wireless service revenue	$34,403	$28,624	$5,779	20.2
Tower lease revenue	2,302	2,078	224	10.8
Equipment revenue	1,107	1,712	(605)	(35.3)
Other revenue	677	1,314	(637)	(48.5)
Total segment operating revenues	38,489	33,728	4,761	14.1
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	12,667	12,236	431	3.5
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,028	5,886	1,142	19.4
Depreciation and amortization	5,868	6,401	(533)	(8.3)
Total segment operating expenses	25,563	24,523	1,040	4.2
Segment operating income	$12,926	$9,205	$3,721	40.4

Operating revenues

Wireless service revenue increased $5.8 million, or 20.2%, for the three months ended September 30, 2011, compared to the comparable 2010 period.  Net prepaid revenue represented $3.5 million of this increase.  Gross postpaid service revenues increased by $3.7 million.  Total credits against gross billed revenue, including fees retained by Sprint Nextel and bad debt write-offs, increased $1.4 million, or 11.4%, from the third quarter of 2010. These increases are primarily related to the growth in postpaid service revenue.  Fees retained by Sprint Nextel increased by $0.7 million, or 11.1%, while bad debt write-offs increased by $0.3 million, or 18.1%, and all other credits increased $0.4 million, primarily due to contract buy-out costs incurred in a marketing program to attract new customers.  A 5.8% increase in average subscribers in the current quarter compared to the 2010 third quarter, and $2.0 million in incremental data fees charged on smart phones activated since January 31, 2011, both contributed to the increase in gross postpaid service revenues.

Index

The increase in tower lease revenue resulted primarily from additional cell site leases.

The decrease in equipment revenue resulted from decreases in both the number of handsets sold and the revenue recognized per handset in 2011 compared to the third quarter of 2010, while the decrease in other revenue resulted primarily from a one-time adjustment in 2010 to reflect longer lease terms on certain leases.

Cost of goods and services

Cost of goods and services increased $0.4 million, or 3.5%, in 2011 from the third quarter of 2010.  Costs of the expanded network coverage and expansion of EVDO coverage and capacity resulted in a $0.8 million increase in network costs including rent for additional tower and co-location sites, power and backhaul line costs. Handset costs associated with prepaid customer acquisitions generated $0.7 million of incremental costs, while postpaid handset costs decreased $0.2 million. Cost of service increased $0.4 million due to increased costs for 4G usage paid through Sprint to Clearwire.  These increases were partially offset by a $1.4 million gain on trade-in of wireless network assets.

Selling, general and administrative

Selling, general and administrative costs increased $1.1 million, or 19.4%, in the third quarter of 2011 over the comparable 2010 period.  Costs associated with prepaid customers accounted for $0.9 million of the increase, including $0.5 million to support the existing subscriber base and the remaining $0.4 million in costs associated with 37% growth in gross adds in the third quarter of 2011 over 2010’s third quarter.  Operating taxes and other sales and marketing costs accounted for the remainder of the increase.

Depreciation and amortization

Depreciation and amortization decreased $0.5 million in 2011 over the 2010 third quarter, due to a $0.6 million decrease in amortization of the initial purchase cost of acquired prepaid customers, which decreases each month in relation to churn in this customer base.

Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

(in thousands)	Nine Months Ended September 30,		Change
	2011	2010	$	%

Segment operating revenues
Wireless service revenue	$100,413	$81,415	$18,998	23.3
Tower lease revenue	6,677	6,032	645	10.7
Equipment revenue	3,735	4,218	(483)	(11.5)
	1,666	2,327	(661)	(28.4)
Total segment operating revenues	112,491	93,992	18,499	19.7
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	39,671	32,108	7,563	23.6
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	21,225	14,808	6,417	43.3
Depreciation and amortization	18,242	16,927	1,315	7.8
Total segment operating expenses	79,138	63,843	15,295	24.0
Segment operating income	33,353	$30,149	$3,204	10.6

Index

Operating revenues

Wireless service revenue increased $19.0 million, or 23.3%, for the nine months ended September 30, 2011, compared to the comparable 2010 period.  Net prepaid revenue represented $13.3 million of this increase.  The Company first began offering prepaid services in July 2010 when it purchased 50,000 Virgin Mobile customers.  A substantial portion of the increase in prepaid revenues relates to offering prepaid products for all nine months of 2011 and less than three months of 2010.  In addition, prepaid customers have grown from the initial 50,000 acquired from Sprint Nextel to over 98,000 at September 30, 2011.

Postpaid revenues grew by $5.7 million in 2011 over 2010.  Average postpaid subscribers increased 5.7% in the 2011 nine months compared to the 2010 nine months while incremental data fees charged on smart phones added $4.2 million to 2011 postpaid wireless service revenue, contributing to an 8.8% increase in postpaid service revenue.  Total credits against gross billed revenue, including fees retained by Sprint Nextel and bad debt write-offs, increased $4.2 million from the first nine months of 2010, principally due to the increase in the net service fee from 8.8% to 12.0% effective June 1, 2010, and to the growth in service revenues.   Fees retained by Sprint Nextel increased by $2.9 million, or 20.1%, while bad debt write-offs decreased by $0.4 million, or 9.9%, and all other credits increased $1.0 million.

The increase in tower lease revenue resulted primarily from additional cell site leases.

The decrease in equipment revenue resulted from decreases in both the number of handsets sold and the average revenue per unit sold in 2011, while the decrease in other revenue resulted from a one-time adjustment in 2010 to reflect longer lease terms on certain leases.

Cost of goods and services

Cost of goods and services increased $7.6 million, or 23.6%, in 2011 from the first nine months of 2010.  Prepaid gross additions grew from 14,289 for the 2010 period to 65,579 for 2011, principally due to six additional months of activity in 2011.  This growth caused an increase in handset costs associated with prepaid customer acquisitions of $5.5 million, while postpaid handset costs increased $0.4 million. Costs of the expanded network coverage and expansion of EVDO coverage and capacity resulted in a $2.3 million increase in network costs including rent for additional tower and co-location sites, power and backhaul line costs. These increases were partially offset by a $1.4 million gain on trade-in of wireless network assets.

Selling, general and administrative

Selling, general and administrative costs increased $6.4 million, or 43.3%, in the nine months of 2011 over the comparable 2010 period.  Costs associated with prepaid customers accounted for $5.8 million of the increase in costs, principally marketing and selling costs, including $2.7 million in costs associated with having over four times as many prepaid gross adds in 2011 and $3.1 million to support the existing customer base, and supporting that base for over six additional months in 2011. Operating taxes accounted for $0.3 million of incremental costs, while sales and marketing costs for prepaid and postpaid sales accounted for the remainder of the increase.

Depreciation and amortization

Depreciation and amortization increased $1.3 million in 2011 over the first nine months of 2010, due principally to $0.9 million of amortization of the initial purchase cost of acquired prepaid customers.  The remainder of the increase resulted from capital projects for EVDO capability and new towers and cell sites placed in service since second quarter of 2010.

Shenandoah Mobile Company

As noted above, the Wireless segment includes the operations of the Company’s Mobile subsidiary that leases land from third-party landlords, builds cell towers on that land, and leases space on those towers to affiliates (principally PCS) and non-affiliated cell phone providers.  For the third quarter of 2011, Mobile generated $2.3 million in rent revenue, up from $2.1 million in the 2010 third quarter, primarily from additional non-affiliate leases.  Other revenue declined $0.8 million in the 2011 third quarter from 2010; the Company recorded a one-time adjustment in 2010 relating to revised lease terms on certain leases.  Operating expenses totaled $1.3 million in the 2011 third quarter, up from $1.2 million in 2010.  The increase resulted primarily from rents on additional tower sites added in late 2010 and early 2011 and the loss on disposal of certain equipment recorded in 2011.

Index

For the year to date period, rent revenue increased $0.6 million to $6.7 million in the 2011 nine month period; other revenue declined $0.9 million, primarily related to the one-time charge described above.  Operating expenses increased $0.5 million, as in the third quarter due to increased rent expense for sites as well as the loss on disposed assets.  Depreciation expense also added $0.1 million to the 2011 nine month variance.

Cable Television

The Cable Television segment provides analog, digital and high-definition television service under franchise agreements in Virginia, West Virginia and Maryland, as well as internet and voice services in these markets.

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

The Company closed on the acquisition of cable operations from JetBroadBand effective July 30, 2010, and Suddenlink effective November 30, 2010.  For the cable operations acquired in July 2010, systems passing approximately 21% of the homes have been upgraded.   The Cable segment results include the operating results of the acquired operations from July 30, 2010 and November 30, 2010, forward, respectively.

The following table shows selected operating statistics of the Cable Television segment as of the dates shown:

	Sept. 30, 2011	Dec. 31, 2010(1)	Sept. 30, 2011	Dec. 31, 2010(1)

Homes Passed (2)	181,351	178,763	171,662	56,268
Video
Customers (3)	66,179	67,235	64,524	23,022
Penetration (4)	36.5%	37.6%	37.6%	40.9%
Digital video customers (5)	25,083	22,855	22,556	6,487
Digital video penetration (5)	37.9%	34.0%	35.0%	28.2%
High-speed Internet
Available Homes (6)	155,120	144,099	136,998	25,748
Customers (3)	35,651	31,832	27,621	2,525
Penetration (4)	23.0%	22.1%	20.2%	9.8%
Voice
Available Homes (6)	142,236	118,652	118,627	-
Customers (3)	8,842	6,340	5,206	22
Penetration (4)	6.2%	5.3%	4.4%	n/a
Revenue Generating Units (7)	135,755	128,262	119,907	32,056
Total Fiber Miles	34,690	31,577	29,388	4,558
Fiber Route Miles (8)	1,985	1,389	1,294	403

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

Index

2)
Homes and businesses are considered passed (“homes passed”) if we can connect them to our distribution system without further extending the transmission lines.  Homes passed is an estimate based upon the best available information.

3)
Generally, a dwelling or commercial unit with one or more television sets connected to our distribution system counts as one video customer.  Where services are provided on a bulk basis, such as to hotels and some multi-dwelling units, the revenue charged to the customer is divided by the rate for comparable service in the local market to determine the number of customer equivalents included in the customer counts shown above.

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

Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010

(in thousands)	Three Months Ended September 30,		Change
	2011	2010	$	%

Segment operating revenues
Service revenue	$14,542	$10,663	$3,879	36.4
Equipment and other revenue	2,076	1,308	768	58.7
Total segment operating revenues	16,618	11,971	4,647	38.8

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	12,082	8,318	3,764	45.3
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	5,271	6,200	(929)	(15.0)
Depreciation and amortization	5,692	3,746	1,946	51.9
Total segment operating expenses	23,045	18,264	4,781	26.2
Segment operating loss	$(6,427)	$(6,293)	$(134)	2.1

Operating revenues

The cable operations acquired in 2010 generated $3.4 million of the change in service revenue shown above, largely as a result of the additional months of activity in the 2011 period; approximately 70,000 revenue generating units were acquired on July 30, 2010 and generated two months of revenue in the third quarter of 2010.  The cable operations acquired in 2008 generated the balance of the increase.  The cable operations acquired in 2010 generated a $0.8 million increase in equipment and other revenues, partially offset by a $0.1 million decline in cable revenues from systems acquired prior to 2010.

Index

Operating expenses

Cable segment operating expenses in the third quarter of 2010 included $3.0 million in transaction related costs.  The third quarter of 2011 included $3.5 million of expenses ($1.9 million in cost of goods, $1.1 million of depreciation, and $0.5 million of selling, general and administrative expenses) relating to one additional month of operations for the cable systems acquired in July 2010 and three months of additional operations for the cable systems acquired in December 2010.

In addition to the impacts described above, cost of goods and services increased $1.8 million in 2011 over 2010’s third quarter.  This increase resulted from increases in costs related to the expansion of voice services of $0.7 million; cable programming cost increases of $0.4 million; personnel cost increases of $0.3 million; repair cost increases of $0.2 million; and all other costs increasing by $0.3 million.  Depreciation and amortization expenses increased $0.8 million for upgrades and service extensions placed in service over the past 12-18 months.  Selling, general and administrative expenses increased $1.5 million, including $0.9 million in marketing related costs, $0.1 million in incremental bad debt costs, and $0.5 million in personnel and other costs.

Operating expenses are expected to continue at elevated levels until all networks are upgraded by the third quarter of 2012, and for a period of time thereafter while enhanced services marketing efforts continue in recently upgraded markets.

Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

(in thousands)	Nine Months Ended September 30,		Change
	2011	2010	$	%

Segment operating revenues
Service revenue	$43,604	$17,955	$25,649	142.9
Equipment and other revenue	6,379	2,103	4,276	203.3
Total segment operating revenues	49,983	20,058	29,925	149.2

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	35,441	16,152	19,289	119.4
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	14,134	9,957	4,177	42.0
Depreciation and amortization	17,478	5,945	11,533	194.0
Total segment operating expenses	67,053	32,054	34,999	109.2
Segment operating loss	$(17,070)	$(11,996)	$(5,074)	42.3

Operating revenues

The cable operations acquired in 2010 (principally July 2010) generated $23.7 million of the change in service revenue shown above.  Legacy cable operations, which included the cable operations acquired in 2008, generated the balance of the increase.  All but $0.3 million of the change in equipment and other revenues was generated by the cable operations acquired in 2010.

Operating expenses

Cable segment operating expenses include seven additional months of expenses for the acquisition that closed in July 2010, and nine months of additional expenses for the acquisition that closed in December 2010, that account for most of the increase in expenses shown above.  The 2010 period included $3.1 million in transaction related operating expenses (most of which was incurred in the third quarter of 2010).  Cost increases over and above the incremental months for the acquired operations totaled approximately $4.6 million and reflected higher programming costs due to increased subscribers and increases in rates charged by third parties; higher marketing and related expenses; repair and maintenance expenses; and other costs to acquire new subscribers.

Index

Wireline

The Wireline segment is comprised of several subsidiaries providing telecommunications services.  Through these subsidiaries, this segment provides regulated and unregulated voice services, dial-up and DSL internet access, and long distance access services throughout Shenandoah County and in portions of Rockingham and Augusta Counties, Virginia, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland.

	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2011	2010	2010	2009

Wireline Segment
Telephone Access Lines	23,288	23,706	23,848	24,358
Long Distance Subscribers	10,559	10,667	10,750	10,851
DSL Subscribers	12,242	11,946	11,774	10,985
Dial-up Internet Subscribers	1,543	2,190	2,403	3,359
Total Fiber Miles (1)	76,749	71,118	69,253	53,511
Fiber Route Miles	1,331	1,267	1,236	837

(1)
Total fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance.  For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010

(in thousands)	Three Months Ended September 30,		Change
	2011	2010	$	%

Segment operating revenues
Service revenue	$4,081	$3,846	$235	6.1
Access revenue	3,135	3,104	31	1.0
Facilities lease revenue	4,520	3,542	978	27.6
Equipment revenue	13	16	(3)	(18.8)
Other revenue	678	1,178	(500)	(42.4)
Total segment operating revenues	12,427	11,686	741	6.3
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	4,887	4,318	569	13.2
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,891	1,828	63	3.4
Depreciation and amortization	2,156	2,000	156	7.8
Total segment operating expenses	8,934	8,146	788	9.7
Gain on sale of directory	-	4,000	(4,000)	(100.0)
Segment operating income	$3,493	$7,540	$(4,047)	(53.7)

Operating revenues

Operating revenues increased $0.7 million overall in the three months ended September 30, 2011, compared to the comparable 2010 period.  The increase in service revenue resulted from increased long distance usage.  Facility lease revenue increased due to affiliate charges for additional circuits such as for fiber to the tower and to support the roll-out of voice services in the acquired cable markets ($0.4 million, combined) as well as $0.6 million in service contracts to local businesses, municipalities, school systems and other wireless carriers.   These increases were partially offset by a $0.5 million decline in directory advertising revenue (included in other revenue) following the sale of the telephone directory during the third quarter of 2010.

Index

Operating expenses

Operating expenses overall increased $0.8 million, or 9.7%, in the three months ended September 30, 2011, compared to the 2010 three month period. The increase in cost of goods and services resulted primarily from increased costs of obtaining service from third parties to provide voice services to Shentel Cable and other customers, related to the increase in facilities lease revenue shown above. The increase in depreciation resulted from plant upgrades to switch and circuit equipment since September 2010.

Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

(in thousands)	Nine Months Ended September 30,		Change
	2011	2010	$	%

Segment operating revenues
Service revenue	$12,057	$11,324	$733	6.5
Access revenue	10,000	9,965	35	0.4
Facilities lease revenue	12,238	10,647	1,591	14.9
Equipment revenue	31	45	(14)	(31.1)
Other revenue	2,451	3,542	(1,091)	(30.8)
Total segment operating revenues	36,777	35,523	1,254	3.5
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	14,238	13,075	1,163	8.9
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	5,558	6,994	(1,436)	(20.5)
Depreciation and amortization	6,260	5,860	400	6.8
Total segment operating expenses	26,056	25,929	127	0.5
Gain on sale of directory	-	4,000	(4,000)	(100.0)
Segment operating income	$10,721	$13,594	$(2,873)	(21.1)

Operating revenues

Operating revenues increased $1.3 million overall in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.  The increase in service revenue resulted primarily from increased long distance usage.  Facility lease revenue increased due to affiliate charges for additional circuits such as for fiber to the tower and to support the roll-out of voice services in the acquired cable markets ($0.7 million, combined) as well as $0.9 million in service contracts to local businesses, municipalities, school systems and other wireless carriers.   Other revenue declined $1.1 million, primarily due to the loss of directory advertising revenue following the sale of the telephone directory during the third quarter of 2010.

Operating expenses

Operating expenses overall increased $2.1 million excluding the effect of the pension settlement related charges of $2.0 million incurred in 2010.  Cost of goods and services increased $1.3 million due to increased costs of obtaining service from third parties to provide voice services to Shentel Cable and other customers, related to the increase in facilities lease revenue shown above. Increases in 2011 maintenance and related expenses were offset by pension charges in 2010.  Selling, general and administrative expenses in 2010 included $1.5 million of the total pension related charges.  The increase in depreciation resulted from plant upgrades to switch and circuit equipment since September 2010.

Index

Non-GAAP Financial Measure

In managing our business and assessing our financial performance, management supplements the information provided by financial statement measures prepared in accordance with GAAP with adjusted OIBDA, which is considered a “non-GAAP financial measure” under SEC rules.

Adjusted OIBDA is defined by us as operating income (loss) before depreciation and amortization, adjusted to exclude the effects of:  certain non-recurring transactions; impairment of assets; gains and losses on asset sales; share based compensation expense; business acquisition costs; and pension settlement and curtailment expenses.  Adjusted OIBDA should not be construed as an alternative to operating income as determined in accordance with GAAP as a measure of operating performance.

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

The following table shows adjusted OIBDA for the three and nine months ended September 30, 2011 and 2010:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Adjusted OIBDA	$22,231	$21,105	$66,510	$61,277

The following table reconciles adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2011 and 2010:

Index

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Operating income	$9,170	$9,586	$24,255	$28,894
Plus depreciation and amortization	13,774	12,202	42,155	28,927
OIBDA	22,944	21,788	66,410	57,821
Less gain on sale of directory	-	(4,000)	-	(4,000)
Less (gain) loss on asset sales	(1,146)	7	(1,035)	(24)
Plus pension settlement and curtailment expense	-	-	-	3,781
Plus business acquisition expenses	-	3,050	-	3,160
Plus share based compensation expense	433	260	1,335	539
Adjusted OIBDA	$22,231	$21,105	$66,510	$61,277

The following tables reconcile adjusted OIBDA to operating income by major segment for the three months and nine months ended September 30, 2011 and 2010:

Wireless Segment:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Operating income	$12,926	$9,205	$33,353	$30,149
Plus depreciation and amortization	5,868	6,401	18,242	16,927
OIBDA	18,794	15,606	51,595	47,076
Less (gain) loss on asset sales	(1,280)	-	(1,264)	(99)
Plus pension settlement and curtailment expense	-	-	-	1,014
Plus share based compensation expense	121	83	371	183
Adjusted OIBDA	$17,635	$15,689	$50,702	$48,174

Cable Segment:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Operating income (loss)	$(6,427)	$(6,293)	$(17,070)	$(11,996)
Plus depreciation and amortization	5,692	3,746	17,478	5,945
OIBDA	(735)	(2,547)	408	(6,051)
Less (gain) loss on asset sales	12	4	87	6
Plus pension settlement and curtailment expense	-	-	-	597
Plus business acquisition expenses	-	3,050	-	3,160
Plus share based compensation expense	164	73	499	129
Adjusted OIBDA	$(559)	$580	$994	$(2,159)

Index

Wireline Segment:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Operating income	$3,493	$7,540	$10,721	$13,594
Plus depreciation and amortization	2,156	2,000	6,260	5,860
OIBDA	5,649	9,540	16,981	19,454
Less gain on sale of directory	-	(4,000)	-	(4,000)
Less (gain) loss on asset sales	122	3	142	69
Plus pension settlement and curtailment expense	-	-	-	1,960
Plus share based compensation expense	96	64	296	142
Adjusted OIBDA	$5,867	$5,607	$17,419	$17,625

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

Sources and Uses of Cash. The Company generated $54.5 million of net cash from operations in the first nine months of 2011, compared to $53.7 million in the first nine months of 2010.  Net income decreased from the 2010 period to 2011, principally due to non-cash items such as depreciation, amortization and provisions for bad debt.  The gain on the sale of the directory in 2010 was offset by the costs associated with the pension settlement and curtailment in 2010.

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

As of September 30, 2011, the Company’s indebtedness totaled $186.0 million, with an annualized overall weighted average interest rate of approximately 3.59%.  The balance included $5.2 million fixed at 7.37% (the Fixed Term Loan Facility), and $180.3 million (the Term Loan A Facility) at a variable rate of  3.24% as of September 30, 2011,  that currently resets monthly based on one month LIBOR plus a base rate of 3.00%.  The Company has an outstanding interest rate swap that effectively fixes the interest rate on one-third of the Term Loan A balance at the 3.00% base rate plus 1.00% through July 31, 2013.  The Company has $50 million available under the Revolving Facility, and the right to borrow up to $100 million underone or more Incremental Term Loan facilities, subject to certain restrictions.  The Revolving Facility and Incremental Term Loan Facility are both subject to the terms of the Credit Agreement entered into in 2010.

The Company is bound by certain financial covenants under the Credit Agreement dated July 30, 2010. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. As of September 30, 2011, the Company was in compliance with all debt covenants, and ratios at September 30, 2011 were as follows:

	Actual	Covenant Requirement at September 30, 2011
Total Leverage Ratio	2.16	2.50 or Lower
Debt Service Coverage Ratio	4.35	2.25 or Higher
Equity to Assets Ratio	42.4%	35.0% or Higher
Fixed Charge Coverage Ratio	0.82	0.75 or Higher
Minimum Liquidity Balance	$70.2M	$15.0M or Higher

Index

In accordance with the Credit Agreement, the total leverage, debt service coverage, and fixed charge coverage ratios noted above are based on the twelve months ended September 30, 2011. In addition to the covenants above, the Company is required to supply the lender with quarterly financial statements and other reports as defined by the Credit Agreement. The Company was in compliance with all reporting requirements at September 30, 2011.

Under the Credit Agreement, the Company is restricted in its ability to pay dividends in the future.  So long as no Default or Event of Default (as such term is defined in the credit agreement) exists before, or will result after giving effect to such dividends, distributions or redemptions on a pro forma basis, the Company may declare or pay a lawful dividend or other distribution of assets, or retire, redeem, purchase or otherwise acquire capital stock in an aggregate amount, which when added to any such dividends, distributions or redemptions of capital stock or other equity interest made, declared or paid from and after January 1, 2010 does not exceed 50% of the Company’s consolidated net income (excluding non-cash extraordinary items such as write-downs or write-ups of assets, other than current assets) from October 1, 2009 to the date of declaration of any such dividends, distributions or redemptions. As of September 30, 2011, the Company’s accumulated dividends declared plus stock repurchases stood at approximately 23% of cumulative net income, all as defined above.  Following the declaration of the Company’s dividend to be paid December 1, 2011, the Company’s accumulated dividends declared plus stock repurchases stood at approximately 45% of cumulative net income through September 30, 2011.

The Company has no off-balance sheet arrangements (other than operating leases) and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. Capital expenditures budgeted for 2011 total approximately $84.9 million, an increase of approximately $29.0 million from total capital expenditures for the full year of 2010.  Capital spending for 2011 will be predominantly focused in the Cable segment, reflecting upgrades to the networks and head-ends acquired in the 2010 cable acquisitions.  Capital spending in the Wireless and Wireline segments will largely reflect capacity increases in the Wireless segment and fiber upgrades and expansion in the Wireline segment, partly in support of backhaul demand in the Wireless segment.  Spending may shift amongst these priorities as opportunities arise.  The Company expects to be slightly under budget for capital expenditures at the end of 2011.

For the first nine months of 2011, the Company spent $52.5 million on capital projects, compared to $33.9 million in the comparable 2010 period.  Spending related to Wireless projects accounted for $15.7 million in the first nine months of 2011 primarily for upgrading existing sites, while Wireline projects accounted for $7.4 million across a variety of projects, Cable TV for $26.2 million for plant and headend upgrades, and other projects totaling $3.2 million, largely related to information technology projects and vehicle acquisitions.

The Company believes that cash on hand, cash flow from operations and borrowings available under the Revolving Facility will provide sufficient cash to enable the Company to fund planned capital expenditures, make scheduled principal and interest payments, pay the recently declared dividend, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next 12 months. Thereafter, capital expenditures will likely continue to be required to provide increased capacity to meet the Company’s expected growth in demand for its products and services and complete planned upgrades to the cable networks. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for its products and new market developments and opportunities.

The Company is in discussions with Sprint Nextel to determine the nature of our participation in Sprint Nextel’s network modernization plan, known as Network Vision, which could require amendments to the Company’s agreements with Sprint Nextel.  Our participation in the Network Vision plan could require significant capital expenditures and result in increased operating costs.    While the Company may be able to fund such costs from operations and currently available credit facilities, changes to the Company’s existing credit facilities may be required.  Whether such changes could be agreed to with the Company’s existing lenders would depend upon the specifics of the proposal.  If such an agreement cannot be reached, the Company may need to refinance a significant portion of its existing outstanding debt.

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

Recently Issued Accounting Standards

There were no recently issued accounting standards, not adopted by the Company as of September 30, 2011, that are expected to have a material impact on the Company’s results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of September 30, 2011, the Company had $120.2 million of variable rate debt outstanding, bearing interest at a rate of 3.24%, based upon one month LIBOR. An increase in market interest rates of 1.00% would add approximately $1.2 million to annual interest expense.  The Company has an additional $60.1 million of debt that is fixed, through an interest rate swap, at the Company’s current base rate of 3.00% plus 1.00%, through July 31, 2013, when the interest rate swap expires and the remaining outstanding balance reverts to being variable at the base rate plus one month LIBOR.  The market value of the interest rate swap equals its carrying value, as the Company marks the interest rate swap to market each reporting period.  The remaining approximately $5.7 million of the Company’s outstanding debt has fixed rates through maturity.  Due to the relatively short time frame to maturity of this fixed rate debt, market value approximates carrying value of the fixed rate debt.

The second component of interest rate risk consists of temporary excess cash, which can be invested in various short-term investment vehicles such as overnight repurchase agreements and Treasury bills with a maturity of less than 90 days.  The cash is currently on deposit with a highly rated financial institution.  Management continues to evaluate the most beneficial use of these funds.

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

As of September 30, 2011, the Company has $6.4 million of cost and equity method investments.  Approximately $3.0 million was invested in privately held companies directly or through investments with portfolio managers.  Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested and an additional $0.3 million committed under contracts the Company has signed with portfolio managers.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934.  The Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2011, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Information provided by Sprint Nextel includes reports regarding the subscriber accounts receivable in the Company’s markets.  Sprint Nextel provides the Company with monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level.  The Company reviews these various reports to identify discrepancies or errors.  Under the Company’s agreements with Sprint Nextel, the Company is entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 20.0% of revenue retained by Sprint Nextel.  Because of the Company’s reliance on Sprint Nextel for financial information, the Company must depend on Sprint Nextel to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint Nextel’s other Sprint PCS affiliate network partners.  To address this issue, Sprint Nextel engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70 (“SAS 70 reports”).  The report is provided to the Company on an annual basis and covers a nine-month period. The most recent report covered the period from January 1, 2010 to September 30, 2010.  The most recent report indicated there were no material issues which would adversely affect the information used to support the recording of the revenues provided by Sprint Nextel related to the Company’s relationship with them.

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

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In conjunction with exercises of stock options and distributions of vested share awards, the Company periodically repurchases shares from recipients to cover some of the exercise price of the options being exercised or taxes payable associated with the distribution of shares.  The following table provides information about the Company’s repurchases of shares during the three months ended September` 30, 2011:

	Number of Shares Purchased	Average Price Paid per Share
July 1 to July 31	1	$17.02
August 1 to August 31	2	$13.64
September 1 to September 30	2	$12.46

Total	5	$13.91

Index

ITEM 6.	Exhibits

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

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY
(Registrant)

/s/Adele M. Skolits
Adele M. Skolits
Vice President - Finance and Chief Financial Officer
Date: November 8, 2011

36

Index

EXHIBIT INDEX
Exhibit No.	Exhibit

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

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document