Form 10-Q/A
period 2011-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2011-11-09
CIK 354963

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

Explanatory Note

The Company is amending its Quarterly Report on Form 10-Q for the three months ended September 30, 2011 to correct the Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 shown below.  As initially filed, the date in paragraph (1) below was reported as June 30, 2011 in error.