Form 10-K
period 2011-12-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2012-03-06
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☑ Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No  ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2011 based on the closing price of such stock on the NASDAQ Global Select Market on such date, was approximately $381,000,000.

The number of shares of the registrant’s common stock outstanding on February 17, 2012 was
23,837,685.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of Form 10-K into which incorporated
Proxy Statement relating to Registrant’s 2012 Annual Meeting of Shareholders	Part III

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

Operating Segments

The Company provides integrated voice, video and data communications services to end-user customers and other communications providers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers. The Company has three reportable segments: (1) Wireless, (2) Wireline, and (3) Cable; and a fourth segment, Other, which primarily consists of parent company activities.

Wireless Segment

The business of the Wireless segment is conducted principally by the Company’s Shenandoah Personal Communications Company (“PCS”) subsidiary.  As a Sprint PCS Affiliate of Sprint Nextel, this subsidiary provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia.  Through the Company’s Shenandoah Mobile Company subsidiary, the Wireless segment provides tower rental space to affiliates and non-affiliates in the Company’s PCS service area.  This subsidiary owns 149 towers and leases tower space in the PCS service territory in Virginia, West Virginia, Maryland and Pennsylvania to PCS and has 219 leases to other wireless communications providers at December 31, 2011.

PCS has offered personal communications services through a digital wireless telephone and data network since 1995.  In 1999, this subsidiary executed a management agreement with Sprint Nextel.  The network, which utilizes code division multiple access, or CDMA, currently covers 269 miles of Interstates 81 and 83, and a 177 mile section of the Pennsylvania Turnpike between Pittsburgh and Philadelphia, as well as many of the communities near these routes.  This territory includes approximately 2.4 million residents, and our network currently covers more than 86% of them.  Under its agreements with Sprint Nextel, the Company is the exclusive Sprint PCS Affiliate of Sprint Nextel in the Company’s territory, providing wireless mobility communications network products and services in the 1900 megahertz spectrum range.  The Company had 248,620 postpaid PCS customers at December 31, 2011, an increase of 5.9% compared to December 31, 2010.  Effective July 8, 2010, the Company announced that it had amended its Management Agreement with Sprint Nextel Corporation to allow the Company to begin selling Sprint Nextel’s Boost and Virgin Mobile prepaid wireless plans in its territory.  The Company also purchased from Sprint Nextel the right to receive a share of revenues from approximately 50,000 Virgin Mobile prepaid wireless subscribers receiving service in its territory for $138 per subscriber.  The Company had 107,100 prepaid wireless customers at December 31, 2011, an increase of 40,144 from December 31, 2010.  Of the Company’s total operating revenues, 56.6% in 2011, 60.0% in 2010 and 63.6% in 2009 were generated by or through Sprint Nextel and its customers using the Company's portion of Sprint Nextel’s nationwide PCS network.  No other customer relationship generated more than 2.5% of the Company’s total operating revenues in 2011, 2010 or 2009.

Under the Sprint Nextel agreements, Sprint Nextel provides the Company significant support services, such as customer service, billing, collections, long distance, national network operations support, inventory logistics support, use of the Sprint Nextel brand names, national advertising, national distribution and product development.

The Company records its postpaid PCS revenues, with the exception of certain roaming and equipment sales revenues, based on the net PCS revenues billed by Sprint Nextel, net of an 8% Management Fee and a Net Service Fee retained by Sprint Nextel. The Net Service Fee, which began at 8.8% effective with an amendment to the contract effective January 1, 2007, was increased to 12.0% effective June 1, 2010.  Net PCS revenues billed by Sprint Nextel consist of gross monthly recurring charges for service, net of both recurring and non-recurring customer credits, account write offs and other billing adjustments.  In the computation of advance billing deferred revenue, neither the Management Fee nor the Net Service Fee are deferred.

Prepaid revenues are recorded net of a 6% Management Fee retained by Sprint Nextel.  The Company is charged separately for support services provided by Sprint Nextel to prepaid customers.  These charges are calculated based on Sprint Nextel’s national averages for its prepaid programs, and are billed per user or per gross additional customer, as appropriate.  The Company is also charged for its proportionate share of customer acquisition costs and handset subsidies.

The Sprint Nextel agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements.  The Company was in compliance in all material respects with these requirements as of December 31, 2011.

Wireline Segment

The business of the Company’s Wireline segment is conducted primarily by its Shenandoah Telephone Company subsidiary.  This subsidiary provides both regulated and unregulated telephone services and leases fiber optic facilities primarily throughout the Northern Shenandoah Valley.

This subsidiary provides both regulated and non-regulated telephone services to approximately 23,083 customers as of December 31, 2011, primarily in Shenandoah County and small service areas in Rockingham, Frederick, and Warren counties in Virginia, and in northwestern Augusta County, Virginia.  This subsidiary provides access for interexchange carriers to the local exchange network and switching for voice products offered through the Cable segment.  This subsidiary has a 20 percent ownership interest in ValleyNet, which offers fiber network facility capacity to business customers and other communications providers in western, central, and northern Virginia, as well as the Interstate 81 corridor from Johnson City, Tennessee to Carlisle, Pennsylvania.

The Wireline segment also includes the following entities:

ShenTel Service Company primarily provides information services and Internet access to customers in the northern Shenandoah Valley and surrounding areas.  The Internet service has approximately 1,410 dial-up customers and 12,351 digital subscriber line, or DSL, customers at December 31, 2011.  Since 2005, DSL has been available to all customers in the Company’s regulated telephone service area.  Many of the Company’s remaining dial-up customers are located outside the Company’s regulated telephone service area where the Company does not provide DSL service.  Effective November 1, 2009, the Company completed its acquisition of the assets and subscribers of the North River Telephone Cooperative, servicing approximately 1,000 access lines in northern Augusta County, Virginia, for $0.6 million.  The Company invested approximately $1.8 million to upgrade the network and began offering DSL broadband internet access to the subscribers in this service area in the spring of 2010.

Shenandoah Network Company owns and operates the Maryland and West Virginia portions of a fiber optic network along the Interstate 81 corridor.  In conjunction with the telephone subsidiary, Shenandoah Network Company is associated with the ValleyNet fiber optic network.  Shenandoah Network Company’s fiber network also extends south from Harrisonburg, Virginia, through Covington, Virginia, then westward to Charleston, West Virginia.  It currently terminates near Weston, West Virginia.  This extension of the fiber network was acquired to support the Company’s cable business, and the provision of facility leases of fiber optic capacity to end users, in these areas.

Shenandoah Long Distance Company offers resale of long distance service for calls placed to locations outside the regulated telephone service area by telephone customers.  This operation purchases billing and collection services from the telephone company subsidiary similar to other long distance providers.  In addition, this subsidiary markets facility leases of fiber optic capacity, owned by Shenandoah Network Company and Shenandoah Telephone Company, in surrounding counties and into Herndon, Virginia.  This subsidiary had approximately 10,483 long distance customers at December 31, 2011.

Cable Segment

The business of the Company’s Cable segment has historically been conducted by its Shenandoah Cable Television Company (“Shenandoah Cable”) subsidiary.   This subsidiary provides coaxial cable-based television service throughout portions of Shenandoah County, Virginia, under franchise agreements with the County and the incorporated municipalities within the County.  Through Shenandoah Cable’s wholly-owned subsidiary Shentel Cable Company (“Shentel Cable”), in recent years the Company has expanded its cable franchise holdings into West Virginia, southern and southwestern Virginia, and western Maryland.

Effective December 1, 2008, Shentel Cable acquired certain cable assets and customers from Rapid Communications, LLC.  Effective July 30, 2010, Shentel Cable completed its acquisition of the cable operations of JetBroadBand Holdings, LLC (“JetBroadBand”) for $147.4 million in cash.  The purchase price was financed by a credit facility arranged by CoBank, ACB.  Effective December 1, 2010, Shentel Cable completed its acquisition of cable operations from Cequel III Communications II LLC, doing business as Suddenlink Communications (“Suddenlink”), for $4.5 million.  The Company utilized cash on hand to fund the purchase price.

The Company acquired these cable networks with the intention to upgrade and integrate the networks, with the goal of improving existing services and offering expanded video, voice and internet services.  As of December 31, 2011, the Company has upgraded the cable networks acquired from Rapid, and has completed the upgrade process in most of the Virginia-based networks acquired from JetBroadBand.  The Company expects to complete the remaining upgrades of acquired cable networks during 2012.  Many of these markets are connected by a fiber network of 1,990 miles.

There were 137,238 cable revenue generating units at December 31, 2011.  A revenue generating unit consists of each separate service (video, digital video, voice and internet) subscribed to by a customer.

Other Segment

The Other segment includes Shenandoah Telecommunications Company, which provides investing and management services to its subsidiaries.  This segment also includes certain corporate and general overhead costs historically charged to Converged Services as described below.

Additional information concerning the Company’s operating segments is set forth in Note 15 of the Company’s consolidated financial statements appearing elsewhere in this report.

Discontinued Operation

Following its acquisition of NTC Communications LLC (“NTC”) in November 2004, the Company provides high speed Internet, video and local and long distance voice services to multi-dwelling unit (“MDU”) communities (primarily off-campus student housing) in the southeastern United States.  NTC was merged into Shentel Converged Services Company (“Converged Services”) as of January 1, 2007, although the Company continues to use the NTC brand at properties that cater to students.

In September 2008, the Company announced its intention to dispose of Converged Services, classified its assets and liabilities as held for sale, and reclassified its operating results as discontinued operations for all periods.  Since then, management has been actively pursuing its plan to sell the assets.  During 2011, the Company sold service contracts and assets serving approximately 74 properties for cash and receivables totaling approximately $5.2 million.

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

Competition is intense in the wireless communications industry.  Competition has caused, and we anticipate that competition will continue to cause, the market prices for wireless products and services to be constrained. Many wireless providers have upgraded, or are in the process of upgrading, their wireless services to better accommodate real-time and downloadable audio and video content as well as Internet browsing capabilities and other services.  Some local governments are deploying broadband or high-speed wireless communications networks within their jurisdictional boundaries to support wireless Internet access at a fixed monthly cost, or in some cases, no charge, to consumers. Our ability to compete effectively will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the wireless industry.

One competitive factor affecting the wireless industry is handset exclusivity.  Until recently, the Company did not have access to the very popular iPhone.  If we are unable to obtain access to popular handsets, or provide comparable phones, our ability to add or retain wireless customers may be adversely impacted.

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

Regulation

Our operations are subject to regulation by the Federal Communications Commission (“FCC”), the Virginia State Corporation Commission (“VSCC”), the West Virginia Public Service Commission, other state public utility and service commissions and other federal, state, and local governmental agencies.  The laws governing these agencies, and the regulations and policies that they administer, are subject to constant review and revision, and some of these changes could have material impacts on our revenues and expenses.

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

Interconnection. The FCC has the authority to order interconnection between commercial mobile radio service (“CMRS”) providers (which includes us) and other telecommunications common carriers.  The FCC has ordered local exchange carriers and CMRS providers to provide reciprocal compensation for the termination of traffic to one another.  Interconnection agreements typically are negotiated on a statewide basis and are subject to state approval.  If an agreement cannot be reached, parties to interconnection negotiations can submit outstanding disputes to federal or state regulators for arbitration.  The Company does not presently have any interconnection disputes.

The FCC has initiated a rulemaking proceeding to modernize the agency’s intercarrier compensation (“ICC”) rules governing the telecommunications industry.  The FCC adopted a report and order in that proceeding on October 27, 2011.  Although a number of parties have challenged the legality of the FCC’s report and order, it is intended in part to comprehensively reform the ICC rules.  In addition, the FCC is considering a number of petitions for declaratory ruling and other proceedings regarding disputes among carriers relating to interconnection payment obligations.  Resolution of these petitions could set precedents that would affect us in the future.  Interconnection costs represent a significant expense item for us and any significant changes in the intercarrier compensation scheme may have a material impact on our business.  We are unable to determine at this time whether any such changes would be beneficial to or detrimental to our wireless operations.

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

Sprint Nextel also receives disbursements from the USF with respect to certain service areas served by its business.  USF disbursements relating to our service area are passed through to us.  In November 2008, as a condition for the FCC’s approval of Sprint Nextel’s acquisition of a controlling interest in Clearwire Corp., the FCC imposed requirements that Sprint Nextel’s disbursements be reduced by 20% during calendar year 2009, and by an additional 20% per year for each subsequent calendar year, until such funding reaches zero in 2013.  This reduction in Sprint Nextel’s universal service disbursements also applies to the amounts of funding passed through to us.

Congress and the FCC from time to time consider major changes to the universal service rules that could affect us.  On October 27, 2011, the FCC adopted comprehensive reforms to the universal service program.  Among other changes, the new rules impose a fixed budget for high-cost programs within USF, require certain carriers receiving USF support to offer broadband service at a minimum service level, create a new support fund dedicated to promoting mobile broadband networks in unserved and underserved areas of the country, and change the manner in which support for mobile competitive carriers is determined.  While the FCC’s reforms are now subject to various legal challenges, these changes, and future changes, to the USF program may cause the share of payments from wireless companies to increase or decrease, and the overall size of the fund to increase, resulting in greater payment obligations for all carriers, including wireless carriers.  The Company is not able to predict if or when additional changes will be made to the USF, or whether and how such changes will affect us.

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

Construction and Operation of Wireless Facilities. Wireless systems must comply with certain FCC and Federal Aviation Administration regulations regarding the registration, siting, marking, lighting and construction of transmitter towers and antennas.  The FCC also requires that aggregate radio wave emissions from every site location meet certain standards.  These regulations also affect site selection for new network build-outs and may increase the costs of improving our network.  The increased costs and delays from these regulations could have a material adverse affect on our operations.

The FCC’s decision to authorize a proposed tower may be subject to environmental review pursuant to the National Environmental Policy Act of 1969 (“NEPA”), which requires federal agencies to evaluate the environmental impacts of their decisions under some circumstances.  FCC regulations implementing NEPA place responsibility on each applicant to investigate any potential environmental effects of a proposed operation, including health effects relating to radio frequency emissions, and impacts on endangered species such as certain migratory birds, and to disclose any significant effects on the environment to the agency prior to commencing construction.  On December 9, 2011, the FCC instituted a new pre-application notification process to enable members of the public to comment on the environmental effects of a proposed antenna structure that requires registration with the FCC.  In the event that the FCC determines that a proposed tower would have a significant environmental impact, the FCC would require preparation of an environmental impact statement.  In addition, tower construction is subject to regulations implementing the National Historic Preservation Act.  Compliance with environmental or historic preservation requirements could significantly delay or prevent the registration or construction of a particular tower, or make tower construction more costly.  In some jurisdictions, local laws or regulations may impose similar requirements.

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

Communications Assistance for Law Enforcement Act.  The Communications Assistance for Law Enforcement Act (“CALEA”) was enacted in 1994 to preserve electronic surveillance capabilities by law enforcement officials in the face of rapidly changing telecommunications technology.  CALEA requires telecommunications carriers, including us, to modify their equipment, facilities, and services to allow for authorized electronic surveillance based on either industry or FCC standards.  Following adoption of interim standards and a lengthy rulemaking proceeding, including an appeal and remand proceeding, all carriers were required to be in compliance with the CALEA requirements as of June 30, 2002.  We are currently in compliance with the CALEA requirements.

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

Consumer Privacy. The Company is subject to various federal and state laws intended to protect the privacy of end-users who subscribe to the Company’s services.  For example, the FCC has regulations that place restrictions on the permissible uses that the Company can make of customer-specific information, known as Customer Proprietary Network Information (“CPNI”), received from subscribers, and that govern procedures for release of such information to customers in order to prevent identity theft schemes.  Other laws impose criminal and other penalties for the violation of certain CPNI requirements and related privacy protections.  In addition, restrictions exist, and new restrictions are considered from time to time by Congress, federal agencies and states, on the extent to which wireless data customers may receive unsolicited text messages, junk e-mail or spam.  Congress, federal agencies and certain states also are considering, and may in the future consider imposing, additional requirements on entities that possess consumer information to protect the privacy of consumers.  Complying with these requirements may impose costs on us or compel us to alter the way we provide or promote our services.

Consumer Protection.  Many members of the wireless industry, including us, have voluntarily committed to comply with the CTIA Consumer Code for Wireless, which includes consumer protection provisions regarding the content and format of bills; advance disclosures regarding rates, terms of service, contract provisions, and network coverage; and the right to terminate service after a trial period or after changes to contract provisions are implemented.  The FCC and/or some state commissions have considered or are considering imposing additional consumer protection requirements upon wireless service providers, including billing-related disclosures and usage alerts, as well as the adoption of standards for responses to customers and limits on early termination fees.  Adoption of those consumer protection requirements could increase the expenses or decrease the revenue of our wireless business.  Courts also have had, and in the future may continue to have, an effect on the extent to which matters pertaining to the content and format of wireless bills can be regulated at the state level.  Any further changes to these and similar requirements could increase our costs of doing business and our costs of acquiring and retaining customers.

Net Neutrality.  In 2010, the FCC imposed new transparency and “no blocking” requirements on mobile broadband Internet providers.  Under the transparency rule, mobile broadband Internet providers must disclose the network management practices, performance characteristics, and terms and conditions of their broadband services.  Under the “no blocking” rule, mobile broadband providers may not block lawful websites or applications that compete with their voice or video telephony services, subject to providers being permitted to engage in “reasonable network management.” These requirements could increase the expenses or decrease the revenues of our wireless business.  It is not possible to determine what disclosures, broadband network management techniques, or related business arrangements may be deemed reasonable or unreasonable in the future.  We cannot predict how any future regulatory decision relating to net neutrality might affect our ability to manage our broadband network or develop new products or services.

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

On October 27, 2011, the FCC adopted a number of broad changes to the ICC rules governing the interstate access rates charged by small-to-mid-sized ILECs such as Shenandoah Telephone.  For example, the FCC adopted a national “bill and keep” framework, which may result in substantial reductions in the access charges paid by long distance carriers and other interconnecting carriers, possibly to zero, accompanied with increases to the subscriber line charges paid by business and residential end users.  In addition, the FCC has changed some of the rules that determine what compensation carriers, including but not limited to wireless carriers, competitive local exchange carriers, VOIP providers and providers of other Internet-enabled services, should pay (and receive) for their traffic that is interconnected with ILEC networks.  Although the legality of the FCC’s recent changes to the ICC rules have been challenged by various parties, these changes, and potential future changes, to such compensation regulations could increase our expenses or reduce our revenues.  At this time we cannot estimate the amount of such additional expense or revenue changes.

The VSCC has jurisdiction over local telephone companies’ intrastate access charges, and has indicated in the past that it might open a generic proceeding on the rates charged for intrastate access.   The VSCC issued a Final Order on August 9, 2011 that requires elimination of common carrier line charges in three stages.  Pursuant to the order, the Company’s revenue is expected to decline by approximately $0.3 million annually beginning in 2012 until such charges are eliminated by mid-2014.

Interstate and intrastate access charges are an important source of revenues for Shenandoah Telephone’s operations.  Unless these revenues can either be recovered as they are at present, or through a new universal service mechanism, or unless they can be reflected in higher rates to the local end user, or recovered through other newly created methods of cost recovery, the loss of revenues to us could be significant.  There can be no assurance that access charges in their present form will be continued or that sufficient substitutes for the lost revenues will be provided.  If access charges are reduced without sufficient substitutes for the lost revenues, this could have a material adverse impact on our financial condition, results of operations and cash flows.  In addition, changes to the intercarrier compensation rules and policies could have a material impact on our competitive position vis-à-vis other service providers, particularly in our ability to proactively make improvements in our networks and systems.

Universal Service Fund.   Shenandoah Telephone receives revenues from the USF.  In October 2011, the FCC adopted comprehensive changes to the universal service program that are intended in part to stabilize the USF, the total funding of which has increased considerably in recent years.  Some of the FCC’s reforms impact the rules that govern disbursements from the USF to rural ILECs such as Shenandoah Telephone, and to other providers.  Although a number of challenges to the FCC’s reforms remain pending, such changes, and additional future changes, may reduce the size of the USF and payments to Shenandoah Telephone, which could have an adverse impact on the Company’s financial position, results of operations, and cash flows.  The Company is not able to predict if or when additional changes will be made to the USF, or whether and how such changes would affect the extent of our total federal universal service assessments, the amounts we receive, or our ability to recover costs associated with the USF.

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

Programming Costs. Satellite-delivered cable programming, such as ESPN, HBO and the Discovery Channel, is not subject to must-carry/retransmission consent regulations.  Rather, cable operators negotiate directly or through the National Cable Television Cooperative with satellite-delivered cable programmers for the right to carry their programming.  The cost of acquiring the right to carry satellite-delivered cable programming can increase as the popularity of such programming increases.  We cannot predict the extent to which such programming costs may increase in the future or the effect such cost increases may have on our ability to provide cable service.

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

Other Issues. Our ability to provide cable service may be affected by a wide range of additional regulatory and related issues, including those pertaining to set-top boxes, equipment connectivity, content regulation, closed captioning, pole attachments, privacy, copyright, technical standards, and municipal entry into video.  For example, currently pending or recently concluded proceedings before the FCC have examined the rates that cable operators must pay to use utility poles and conduits, and other terms and conditions of pole attachment agreements.  The FCC also is conducting proceedings on making cable service work with channel navigation devices purchased at retail by consumers, rather than set-top boxes provided by the cable operator.  In addition, the FCC is considering cable operator obligations to make set-top boxes and systems compatible with new “two-way” services from some programmers or consumer electronics manufacturers and whether such boxes must also allow consumers to access content from the Internet through these devices.  We cannot predict the nature and pace of these and other developments or the effect they may have on our operations.

Employees

At December 31, 2011, we had approximately 669 employees, of whom approximately 611 were full-time employees.  None of our employees is represented by a union or covered by a collective bargaining agreement.  We believe that our relationship with our employees is good.

Executive Officers

The following table presents information about our executive officers who, other than Christopher E. French, are not members of our board of directors.  Our executive officers serve at the pleasure of the Board of Directors.

Name	Title	Age	Date in Position
Christopher E. French	President and Chief Executive Officer	54	April 1988

Earle A. MacKenzie	Executive Vice President and Chief Operating Officer	59	June 2003

Adele M. Skolits	Vice President – Finance, Chief Financial Officer and Treasurer	53	September 2007

William L. Pirtle	Vice President of Marketing & Sales	52	April 2004

Ann E. Flowers	General Counsel, Vice President-Legal and Secretary	55	November 2008

Thomas A. Whitaker	Vice President - Operations	51	June 2010

Edward H. McKay	Vice President – Engineering & Planning	39	June 2010

Richard A. Baughman	Vice President – Information Technology	44	June 2010

Mr. French is President and Chief Executive Officer of the Company, where he is responsible for the overall leadership and strategic direction of the Company. He has served as president since 1988, and has been a member and Chairman of the Board of Directors since 1996. Prior to appointment as President, Mr. French held a variety of positions with the Company, including Vice President Network Service and Executive Vice President. Mr. French holds a BS in electrical engineering and an MBA, both from the University of Virginia. He has held board and officer positions in both state and national telecommunications associations, including service as a director of the Organization for the Promotion and Advancement of Small Telecommunications Companies (OPASTCO) and was president and director of the Virginia Telecommunications Industry Association.  Mr. French is currently a member of the Leadership Committee of the USTelecom Association.

Mr. MacKenzie is Executive Vice President and Chief Operating Officer (COO) of the Company. He joined the Company in 2003,and is responsible for Shentel's daily operations of its many subsidiaries. Mr. MacKenzie began his career in the telecommunications industry in 1975.  He was the co-founder and President of Broadslate Networks and Essex Communications. He served as COO of Digital Television Services and as Senior Vice President of Contel Cellular. Mr. MacKenzie is a graduate of The College of William and Mary and holds a BBA in accounting and holds a C.P.A. certificate from the Virginia State Board of Accountancy.  Mr. MacKenzie is a member of the Board of Directors of the American Cable Association.

Ms. Skolits serves as Chief Financial Officer and Vice President of Finance at Shentel. She joined the Company in 2007 and is responsible for Shentel's daily financial decisions. Ms. Skolits’ industry experience began in 1980 and included three years with Revol Wireless where she served as Chief Financial Officer. Ms. Skolits' telecommunications experience also includes serving as Controller for Comcast Metrophone, Director of Financial Operations for Comcast Cellular Communications and Chief Financial Officer of City Signal Communications. Ms. Skolits earned a BS degree in Commerce with a concentration in Accounting from the University of Virginia and she holds a C.P.A. certificate from the Virginia State Board of Accountancy.

Mr. Pirtle is Vice President of Marketing & Sales for Shentel. He is responsible for sales and marketing of all products and services offered by the Company.  He joined the Company in 1992 as Vice President of Network Services responsible for Shentel's technology decisions, and maintenance and operation of its networks – telephone, cable, cellular, paging and fiber optics. He helped launch Shentel's Internet business in 1994, and led its participation in its wireless PCS business beginning in 1995. He is a graduate of the University of Virginia. Mr. Pirtle is a co-founder of the Shenandoah Valley Technology Council, and represents the Company on the Board of Valleynet.

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

Mr. Whitaker is Vice President – Operations for Shentel.  Mr. Whitaker joined Shentel in 2004 through the Shentel acquisition of NTC Communications.  Mr. Whitaker is responsible for the ongoing operations and maintenance of Shentel’s Cable, Wireline and Wireless Operations.    Additionally, he supports the Network Operations Center and Data Operations groups for Shentel.  Mr. Whitaker began his career in 1982. Mr. Whitaker was previously COO of NTC Communications, and served as VP of Network Operations at Broadslate Networks, Director of Wireless Operations for nTelos, and was Co-Founder and Vice President of Nat-Com, Incorporated.  Mr. Whitaker is a graduate of West Virginia Wesleyan College in Buckhannon, WV.

Mr. McKay is Vice President of Engineering & Planning for Shentel.  He joined Shentel in 2004 and is responsible for network planning and engineering for Shentel’s networks.  Mr. McKay began his telecommunications industry experience in 1996, including previous engineering management positions at UUNET and Verizon.  He is a graduate of the University of Virginia, where he earned M.E. and B.S. degrees in Electrical Engineering.

Mr. Baughman is Vice President of Information Technology of Shentel.  He began his career in 1995 with communications and operations experience from a variety of communications companies, including Bellcore/Telcordia, AT&T, Lucent, WINfirst and SureWest.   He joined the Company in 2006.  He is responsible for all of the back-office software and infrastructure systems at Shentel.  Mr. Baughman has a B.S. in Electrical Engineering from Lafayette College and an M.S. in Optics from the University of Rochester.

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

Our customers are individual consumers and businesses that provide goods and services to others, and are located in a relatively concentrated geographic area.  The on-going national economic downturn, restricted credit markets, and high unemployment rates could continue to depress consumer spending and harm our operating performance.  In addition, any adverse economic conditions that affect our geographic markets in particular could have further negative impacts on our results.

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

On October 27, 2011, the FCC adopted a number of broad changes to the intercarrier compensation rules governing the interstate access rates charged by small-to-mid-sized ILECs such as Shenandoah Telephone.  For example, the FCC adopted a national “bill and keep” framework, which may result in substantial reductions in the access charges paid by long distance carriers and other interconnecting carriers, possibly to zero, accompanied by increases to the subscriber line charges paid by business and residential end users. In addition, the FCC has changed some of the rules that determine what compensation carriers, including but not limited to wireless carriers, competitive local exchange carriers, VoIP providers and providers of other Internet-enabled services, should pay (and receive) for their traffic that is interconnected with ILEC networks.  Although the legality of the FCC’s recent changes to the ICC rules have been challenged by various parties, these changes, and potential future changes, to such compensation regulations could increase our expenses or reduce our revenues.

The VSCC has jurisdiction over local telephone companies’ intrastate access charges, and has indicated in the past that it might open a generic proceeding on the rates charged for intrastate access.   The VSCC issued a Final Order on August 9, 2011 that requires elimination of common carrier line charges in three stages.  Pursuant to the order, the Company’s revenue is expected to decline by approximately $0.3 million annually beginning in 2012 until such charges are eliminated by mid-2014.

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

•
our business plans and projections used to justify the acquisitions and expansion investments are based on assumptions of revenues per subscriber, penetration rates in specific markets where we operate, and expected operating costs.  These assumptions may not develop as projected which may negatively impact our profitability;

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

Our ability to comply with the financial covenants under the agreements governing our secured credit facilities will depend primarily on our success in generating sufficient operating cash flow. Under our credit agreements, we are subject to a total leverage ratio covenant, a minimum debt service coverage ratio covenant, a minimum equity to assets ratio covenant, and a minimum liquidity balance covenant. Industry conditions and financial, business and other factors, including those we identify as risk factors in this and our other reports, will affect our ability to generate the cash flows we need to meet those financial tests and ratios. Our failure to meet the tests or ratios could result in a default and acceleration of repayment of the indebtedness under our credit facilities. If the maturity of our indebtedness were accelerated, we would not have sufficient funds to repay such indebtedness. In such event, our lenders would be entitled to proceed against the collateral securing the indebtedness, which includes substantially our entire assets, to the extent permitted by our credit agreements and applicable law.

Our substantial level of indebtedness could adversely affect our financial health and ability to compete.

As of December 31, 2011, we have approximately $180.6 million of total long-term indebtedness, including the current portion of such indebtedness. Our substantial level of indebtedness could have important consequences. For example, it may:

•
increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a significant portion of our borrowings may continue to be at variable rates of interest;

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

Sprint Nextel has announced a network modernization plan, known as Network Vision that incorporates upgrades and improvements to its wireless networks, with the intention of improving voice quality, coverage and data speeds and simultaneously reducing future operating costs.  We have recently agreed to implement this plan in our service areas.

Our participation in the Network Vision plan will require significant capital expenditures and result in increased operating costs.  While we may be able to fund such costs from operations and currently available credit facilities, an amendment to our credit facilities may be required.  Whether such an amendment could be agreed to with our lenders would depend upon the specifics of the proposal, and there is no guarantee that such an amendment would be forthcoming.

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

Our business plan and estimated future operating results are based on estimates of key operating performance measures, including subscriber growth, subscriber turnover (commonly known as churn), average monthly revenue per subscriber, losses on sales of handsets and other subscriber acquisition costs and other operating costs.  The dynamic nature of the wireless market, economic conditions, increased competition in the wireless telecommunications industry, the entry of new competitors due to recent or future FCC spectrum auctions, new service offerings by Sprint Nextel or competitors at lower prices, and other issues facing the wireless telecommunications industry in general have created a level of uncertainty that may adversely affect our ability to predict these key measures.

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

•
Sprint Nextel could restrict our ability to offer new services needed to remain competitive.  This could put us at a competitive disadvantage relative to other wireless service providers if they begin offering new services in our market areas, increasing our churn and reducing our revenues and operating income from wireless services.

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

We rely on Sprint Nextel's roaming arrangements with other wireless service providers for coverage in areas where Sprint PCS service is not available.  If customers are not able to roam quickly or efficiently onto other wireless networks, we may lose current subscribers and Sprint PCS wireless services may be less attractive to new subscribers.

The risks related to our roaming arrangements include the following:

•	the quality of the service provided by another provider while roaming may not approximate the quality of the service provided by the Sprint Nextel PCS network;

•	the price of a roaming call off network may not be competitive with prices of other wireless companies for roaming calls;

•	customers may not be able to use Sprint Nextel's advanced features, such as voicemail notification, while roaming; and

•	Sprint Nextel or the carriers providing the service may not be able to provide accurate billing information on a timely basis.

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

Sprint Nextel’s arrangements with Clearwire and the risks associated with the Clearwire venture might adversely affect our business.  At this point, other wireless providers are ahead of Sprint Nextel in deploying their 4G networks.  The introduction of 4G services in our service area by other operators, independent of arrangements with us or before we are able to deploy our own 4G network, might adversely affect our PCS business.

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

Our programming costs are subject to demands for increased payments.

The cable television industry has continued to experience an increase in the cost of programming, especially sports programming.  In addition, as we add programming to our video services or distribute existing programming to more customers, we incur increased programming expenses.  Broadcasters affiliated with major over-the-air network services have been increasing their demands for cash payments and other concessions for the right to carry local network television signals on our cable systems.  These increased costs cannot always be recouped by increased rates to subscribers.  Moreover, as our programming contracts and retransmission consents with programming providers expire, there can be no assurance that they will be renewed on acceptable terms.

Changes to key regulatory requirements can affect our ability to compete.

The Company operates cable television systems in largely rural areas of Virginia, West Virginia and Maryland.  In 2006, Virginia adopted legislation to make it easier for companies to obtain local franchises to provide cable television service.  Also in 2006, the FCC adopted new rules which substantially reduce the cost of obtaining a local franchise.  These rules may make it easier for the Company to expand its cable television business, but also may result in increased competition for such business.

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

At December 31, 2011, we had non-amortizing intangible assets and goodwill of approximately $75.2 million which constituted approximately 15.7% of total assets at that date.  If we make changes in our business strategy or if market or other conditions adversely affect our cable operations, we may be forced to record an impairment charge, which would lead to a decrease in the Company’s assets and reduction in our net operating performance.  We test goodwill and non-amortizing intangible assets for impairment annually or whenever events or changes in circumstances indicate an impairment may have occurred.  If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill and/or the non-amortizing intangible assets, as appropriate, and the fair value of the goodwill and/or non-amortizing intangible assets, in the period in which the determination is made.  The testing of goodwill and non-amortizing intangible assets for impairment requires the Company to make significant estimates about the future performance and cash flows of our Cable segment, as well as other assumptions.  These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies.  Any changes to key assumptions, or actual performance compared with those assumptions, about our Cable segment’s business and its future prospects or other assumptions could affect the fair value of our Cable segment, resulting in an impairment charge.

Risks Related To Broadband Services

Our broadband services may be adversely impacted by legislative or regulatory changes that affect our ability to develop and offer services or that could expose us to liability from customers or others.

The Company provides broadband services to its cable and telephone customers through cable modems and digital subscriber lines (“DSL”), respectively.  The FCC has adopted “open internet” rules, also referred to as “net neutrality,” that could affect the Company’s provision of broadband services.  For example, the rules require transparency as to speed of service and network management practices, performance characteristics, and terms and conditions of broadband services.  Both the fixed and mobile broadband services are subject to various no blocking requirements and the fixed service is subject to a “no-unreasonable-discrimination” requirement that might prohibit the Company from charging websites for enhanced delivery of content.  Congress may also consider increasing regulatory authority over broadband providers, although specific proposals are not currently pending.

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

The Company leases land, buildings and tower space in support of its PCS operations.  As of December 31, 2011, the Company had 509 sites, including sites on property owned by the Company, and 14 leased retail locations.

The Company owns or leases other warehouse, office and retail space in various locations to support its operations.  The leases for the foregoing land, buildings and tower space expire on various dates between 2012 and 2051.  For information about these leases, see Note 13 to the consolidated financial statements appearing elsewhere in this report.

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

The Company's stock is traded on the NASDAQ Global Select Market under the symbol “SHEN.”  The following table shows the closing high and low sales prices per share of common stock as reported by the NASDAQ Global Select Market for each quarter during the last two years:

2011	High	Low
Fourth Quarter	$14.37	$9.11
Third Quarter	17.69	10.55
Second Quarter	19.00	16.08
First Quarter	19.37	15.77

2010	High	Low
Fourth Quarter	$19.96	$17.49
Third Quarter	19.63	16.15
Second Quarter	19.86	15.68
First Quarter	20.99	16.93

As of February 17, 2012, there were 4,365 holders of record of the Company’s common stock.

Shenandoah Telecommunications Company historically has paid annual cash dividends on or about December 1 of each year.  The cash dividend was $0.33 per share in 2011 and 2010.  Dividends are paid to Shenandoah Telecommunications Company shareholders from accumulated dividends paid to it by its operating subsidiaries.   Under the Company’s credit agreement with CoBank dated July 30, 2010, the Company is restricted in its ability to pay dividends in the future.  So long as no Default or Event of Default (as such term is defined in the credit agreement) exists before, or will result after giving effect to such dividends, distributions or redemptions on a pro forma basis, the Company may declare or pay a lawful dividend or other distribution of assets, or retire, redeem, purchase or otherwise acquire capital stock in an aggregate amount which when added to any such dividends, distributions or redemptions of capital stock or other equity interest made, declared or paid from and after January 1, 2010 does not exceed 50% of the Company’s consolidated net income (excluding non-cash extraordinary items such as write-downs or write-ups of assets, other than current assets) from October 1, 2009 to the date of declaration of any such dividends, distributions or redemptions.

The following graph and table show the cumulative total shareholder return on the Company’s common stock compared to the NASDAQ U.S. Index and the NASDAQ Telecommunications Index for the period between December 31, 2006 and December 31, 2011.  The NASDAQ Telecommunications Index includes 144 companies that represent a wide mix of telecommunications service and equipment providers and smaller carriers that offer similar products and serve similar markets.  The graph assumes $100 was invested on December 31, 2006 in (1) the Company’s common stock, (2) the NASDAQ U.S. Index and (3) the NASDAQ Telecommunications Index, and that all dividends were reinvested and market capitalization weighting as of December 31, 2007, 2008, 2009, 2010 and 2011.

	2006	2007	2008	2009	2010	2011
Shenandoah Telecommunications Company	100	155	184	136	127	73
NASDAQ U.S. Index	100	108	66	95	113	114
NASDAQ Telecommunications Index	100	89	51	77	99	105

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In addition, in conjunction with the award of shares or exercises of stock options, the Company periodically repurchases shares from certain recipients to cover the minimum statutory tax withholding requirements associated with the transaction.  The following table provides information about the Company’s repurchases of shares during the three months ended December 31, 2011:

	Number of Shares Purchased	Average Price Paid per Share

October 1 to October 31	2	$11.83
November 1 to November 30	1	12.40
December 1 to December 31	3	$10.66

Total	6	$11.41

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data as of December 31, 2011, 2010, 2009, 2008 and 2007 and for each of the years in the five-year period ended December 31, 2011.

The selected financial data as of December 31, 2011 and 2010 and for each of the years in the three-year period ended December 31, 2011 are derived from the Company’s audited consolidated financial statements appearing elsewhere in this report. The selected financial data as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 are derived from the Company’s audited consolidated financial statements not included in this report.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

( in thousands, except share and per share data.)

	2011	2010	2009	2008	2007

Operating revenues	$251,145	$195,206	$160,935	$144,778	$130,616
Operating expenses	218,855	162,875	117,995	99,312	94,273
Operating income	32,290	36,331	42,940	45,466	36,343
Interest expense	8,289	4,716	1,361	1,009	1,873
Income taxes	10,667	13,393	17,510	17,595	14,970

Net income from continuing operations	$13,538	$18,774	$25,152	$26,222	$21,962
Discontinued operations, net of tax (a)	(545)	(699)	(10,060)	(2,077)	(3,402)
Net income	$12,993	$18,075	$15,092	$24,145	$18,560
Total assets	479,979	466,437	271,725	266,837	222,512
Total debt – including current maturities	180,575	195,112	32,960	41,359	21,907

Shareholder Information:
Shares outstanding	23,837,528	23,766,873	23,680,843	23,605,467	23,508,525
Income per share from continuing operations-diluted	$0.57	$0.79	$1.06	$1.11	$0.93
Loss per share from discontinued operations-diluted	(0.02)	(0.03)	(0.42)	(0.09)	(0.14)
Net income per share-diluted	0.55	0.76	0.64	1.02	0.79
Cash dividends per share	$0.33	$0.33	$0.32	$0.30	$0.27

(a)
Discontinued operations include the operating results of Converged Services.  The Company announced its intention to dispose of Converged Services in September 2008, and reclassified its operating results as discontinued for all periods presented.  In 2009, the Company recognized an impairment loss of $17.5 million, or $10.7 million net of tax, to write-down the net assets of Converged Services to their estimated fair value. In 2010, the Company recognized an additional impairment loss of $1.9 million, or $1.1 million net of tax, to write-down the net assets of Converged Services to their current estimated fair value.  In 2011, the Company recognized an additional impairment loss of $0.6 million, or $0.4 million net of tax, to write-down the net assets of Converged Services to their current estimated fair value.

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

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries.  These subsidiaries provide wireless personal communications services (as a Sprint PCS affiliate) and local exchange telephone services, as well as cable television, video, Internet and data services, long distance, sale of telecommunications equipment, fiber optics facilities, and leased tower facilities. The Company has three reportable segments, which the Company operates and manages as strategic business units organized by lines of business: (1) Wireless, (2) Wireline, and (3) Cable.   A fourth segment, Other, primarily includes Shenandoah Telecommunications Company, the parent holding company as well as certain general and administrative costs historically charged to Converged Services that cannot be allocated to discontinued operations.

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

The Cable segment provides video, internet and voice services in Virginia, West Virginia and portions of western Maryland.

The Company is the exclusive provider of wireless mobility communications network products and services on the 1900 MHz band under the Sprint brand from Harrisonburg, Virginia to Harrisburg, York and Altoona, Pennsylvania.  The Company’s primary service area for the wireline and cable television businesses was historically Shenandoah County, Virginia. The county is a rural area in northwestern Virginia, with an estimated population of approximately 41,000 inhabitants.  In November 2009, the Company acquired approximately 1,000 telephone access lines in northwestern Augusta County, Virginia, by acquiring the assets of the North River Telephone Cooperative. The Company believes that the potential for significant numbers of additional wireline customers in its existing operating area is limited.  With the acquisition in December 2008 of cable system assets and customers from Rapid Communications, LLC, through the Company’s Shentel Cable Company subsidiary, the Company has expanded its cable services to portions of West Virginia and Alleghany County, Virginia.  In July 2010, the Company further expanded its cable services through the acquisition of cable system assets and customers from JetBroadband, LLC, located throughout southern Virginia and southern West Virginia, and in December 2010, with the acquisition of cable assets and customers in Salem, West Virginia, and Oakland, Maryland, from Cequel III Communications II LP, doing business as Suddenlink.

Through its subsidiary Shentel Converged Services, the Company provides local and long distance voice, video, and Internet services on an exclusive and non-exclusive basis to MDU communities, consisting primarily of off-campus college student housing throughout the southeastern United States. Since late 2008, Converged Services has been classified as a discontinued operation and its assets and liabilities reclassified as held for sale in the consolidated financial statements.  During 2011, the Company sold significant portions of this subsidiary.  The Company continues to pursue its plan to sell the remaining assets.

The Company sells and leases equipment, mainly related to the services it provides.  The Company participates in emerging services and technologies by investment in technology venture funds and direct investment in non-affiliated companies.

Significant Transactions

The 2011, 2010 and 2009 financial results of the Company reflected several significant transactions.  These transactions should be noted in understanding the financial results of the Company for 2011, 2010 and 2009.

Converged Services

In September 2008, the Company announced its intention to sell its Converged Services segment.  The operating results of this segment were reclassified to discontinued operations, and the assets and liabilities were reclassified as assets and liabilities held for sale.  Certain general overhead costs previously charged or allocated to the Converged Services segment are not appropriately chargeable to discontinued operations, and these costs have been reclassified to the “Other” segment within continuing operations for all periods presented.  In March 2009, based upon an assessment of fair value based upon bids received in the auction process, the Company recognized an impairment charge totaling $17.5 million ($10.7 million, net of taxes), on the assets held for sale.  The impairment charge was included in discontinued operations.  During the fourth quarter of 2010 and the third quarter of 2011, based upon continuing developments in the process of selling these assets, the Company determined that the fair value of Converged Services had declined from earlier estimates.  Accordingly, the Company recorded impairment losses of $1.9 million and $0.6 million, respectively, ($1.1 million and $0.4 million, respectively, net of taxes) to further reduce the carrying value of these assets to their revised estimated fair value less cost to sell.  During 2011, the Company sold service contracts and assets for a substantial number of the properties in a series of transactions, generating cash proceeds of approximately $3.0 million and an additional $2.3 million of proceeds placed in escrow.  As of December 31, 2011, negotiations to complete the sale of the remaining properties continue.  At this time, the Company has determined that there has been no additional impairment to the carrying value of the assets.

Acquisition of Cable Assets from Rapid Communications, Inc.

In December 2008, the Company closed on the acquisition of certain cable assets serving approximately 17,000 customers in Virginia and West Virginia.  In December 2009, the Company sold cable assets serving approximately 10% of these customers for $1.5 million, recognizing a gain of approximately $0.4 million.

Changes in Pension Plans

In 2006, the Company froze benefit accruals for all participants in the Company’s defined benefit pension plan.  During the second quarter of 2010, the Company completed the settlement of the plan following the receipt of a favorable tax determination letter in February, 2010.  In order to complete the settlement, the Company contributed $1.0 million to fully fund the pension obligations, and recognized $3.6 million of pension expense from other comprehensive income.  During the second quarter of 2010, the Company also curtailed future participation in the Company’s SERP.  Current participants may remain in the SERP and will continue to earn returns (either gains or losses) on invested balances, but the Company will make no further contributions to the SERP and no new participants will be eligible to join the SERP.  As a result of the curtailment, the Company recognized a curtailment loss of $0.7 million, consisting of actuarial losses previously recorded in other comprehensive income.

Acquisition of Virgin Mobile Customers and Initiation of Prepaid Wireless Sales

On July 8, 2010, the Company acquired the right to receive a share of revenues from approximately 50,000 Virgin Mobile customers in our service area, and effective July 11, 2010, the Company began selling Virgin Mobile and Boost prepaid products and services under an amendment to the Sprint agreements.  The Company recognized amortization on the $6.9 million capitalized purchase price of the acquired contract for the 50,000 acquired Virgin Mobile subscribers.  The amortization of the acquired subscriber base will approximate the life of the customers acquired, gradually decreasing over the expected four year life of this asset.  The Company incurs significant costs of acquisition (including handset subsidies, commissions, and other sales and marketing costs) in the month of a new customer activation.   New customers are expected to generate net income over their service life.  Due to expensing all costs of acquisition in the month of acquisition, the sale of prepaid products and services will have a net negative impact on operating results until the base of customers is sufficient such that the aggregate monthly revenue less recurring expenses exceeds the up-front costs for new activations.   As of late 2011, the Company believes it has reached this point.

Acquisition of JetBroadBand

On July 30, 2010, the Company completed the acquisition of the cable operations of JetBroadBand for $148 million in cash.  The acquired cable operations offered video, high speed Internet and voice services representing approximately 66,000 revenue generating units in southern Virginia and southern West Virginia.  The acquired networks passed approximately 115,000 homes.  Various fees and other expenses associated with the acquisition increased the Company’s operating expenses by approximately $3.1 million in 2010.

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

Allowance for Doubtful Accounts

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection and write-off experience, current trends, credit policies, and the analysis of the accounts receivable by aging category.  In determining these estimates, the Company compares historical write-offs in relation to the estimated period in which the subscriber was originally billed.  The Company also looks at the historical average length of time that elapses between the original billing date and the date of write-off and the financial position of its larger customers in determining the adequacy of the allowance for doubtful accounts.  From this information, the Company assigns specific amounts to the aging categories.  The Company provides an allowance for all receivables over 60 days old and partial allowances for all other receivables.  The Company does not carry an allowance for receivables related to PCS customers.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of consideration paid over the fair value of net assets acquired in business combinations and was created primarily through cable acquisitions. Cable franchises provide us with the exclusive right to provide video services in a specified area. While some cable franchises are issued for a fixed time (generally 10 years), renewals of cable franchises have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our cable franchises.

Goodwill, cable franchises and other indefinite-lived intangible assets are not amortized but are tested at least annually for impairment. The testing is performed on the value as of November 30 each year, and is generally composed of comparing the book value of the assets to their fair value. Goodwill is tested by comparing the book value of our Cable segment to the fair value of the Cable segment, calculated under a discounted cash flow approach. Cable franchises are tested for impairment on an aggregate basis, consistent with the management of the Cable segment as a whole, utilizing a greenfield valuation approach.

Intangible assets that have finite useful lives are amortized over their useful lives.  Acquired subscriber base assets are amortized using accelerated amortization methods over the expected period in which those relationships are expected to contribute to our future cash flows. Other finite-lived intangible assets are generally amortized using the straight-line method of amortization.

Fair Value of Converged Services

The Company’s assessment of the fair value of the remaining Converged Services assets as of December 31, 2011, is based upon the most recent sales transactions and proposals currently under consideration.  Based upon this assessment, the Company has concluded that the fair value (less costs required to sell) was approximately equal to the current carrying value of these assets, and no further impairment loss was indicated as of December 31, 2011.  The ultimate selling prices for the remaining properties will depend on the dynamics of the market and the sale process, and the financial circumstances of the telecommunications industry and the buyers at the time of the sale.  It is not possible at this time to anticipate how all of these factors might influence the final sales prices or whether the eventual sales will result in a future gain or loss.

Other

The Company does not have any unrecorded off-balance sheet transactions or arrangements: however, the Company has significant commitments under operating leases and is subject to up to $0.3 million in capital calls under its investments.

Results of Continuing Operations

2011 Compared to 2010

Consolidated Results

The Company’s consolidated results from continuing operations for the years ended December 31, 2011 and 2010 are summarized as follows:

(in thousands)	Years Ended December 31,		Change
	2011	2010	$	%

Operating revenues	$251,145	$195,206	$55,939	28.7
Operating expenses	218,855	162,875	55,980	34.4
Gain on sale of directory	-	4,000	(4,000)	n/a
Operating income	32,290	36,331	(4,041)	(11.1)
Other income (expense)	(8,085)	(4,164)	(3,921)	94.2
Income tax expense	10,667	13,393	(2,726)	(20.4)
Net income from continuing operations	$13,538	$18,774	$(5,236)	(27.9)

Operating revenues

Operating revenues increased $55.9 million, or 28.7%, in 2011 over 2010, primarily due to an increase of $25.5 million in the Wireless segment and $31.2 million in the Cable segment.  The increase in the Wireless segment resulted from an increase in prepaid service revenues of $16.6 million and $9.3 million in postpaid service revenues.  The increase in prepaid service revenues resulted from having a full year’s worth of prepaid revenues in 2011, versus 6 months in 2010, as well as a 60% increase in prepaid customers during 2011.  The increase in postpaid revenues resulted from a 5.9% increase in subscribers during the year, as well as incremental data revenues applied to plans with smartphones beginning in early 2011. The increase in Cable segment revenues resulted primarily from the full year impact of the systems acquired during 2010, as well as to a 7% increase in services provided during 2011.

Operating expenses

Operating expenses increased $56.0 million, or 34.4%, compared to the 2010 period.  The Cable segment operations accounted for $37.3 million of the year over year increase, principally due to the incremental months of ownership of the systems acquired during 2010.  Incremental depreciation and amortization expense on assets placed in service during late 2010 and throughout 2011 accounted for much of the rest of increase in Cable segment costs.  Wireless segment operating expenses increased $20.5 million, principally due to $14.5 million of additional costs associated with prepaid subscribers.  Wireless backhaul and other network costs accounted for much of the remainder of the increase in Wireless segment expenses.

Gain on sale of directory

The Company sold its telephone directory for $4 million in cash during the third quarter of 2010.

Other income (expense)

The change in other income (expense) resulted primarily from incremental interest costs associated with the additional debt utilized to finance the acquisition of cable systems during 2010.  Investment results and other non-operating items generated less income in 2011 than 2010.

Income tax expense

The Company’s effective tax rate on income from continuing operations increased from 41.6% in 2010 to 44.1% in 2011 principally due to changes in the mix of taxable income resulting in more income apportioned to states with relatively higher tax rates, and more losses apportioned to states with relatively lower tax rates, resulting in an increase in the effective state tax rate.  Planned corporate changes undertaken to simplify the Company’s structure are expected to reduce the impact of state taxes on the Company’s overall effective tax rate.

Net income from continuing operations

Net income from continuing operations decreased $5.2 million in 2011 from 2010, primarily as a result of the additional losses in the Cable segment, the incremental interest expenses associated with the debt utilized to acquire the cable systems, and the increase in the effective tax rate.

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

Beginning in July 2010, the Company began offering prepaid wireless products and services in its PCS network coverage area.  Prepaid revenues received from Sprint Nextel are reported gross of expenses passed through from Sprint Nextel.  The Company pays handset subsidies to Sprint Nextel for the difference between the selling price of handsets and their cost, in the aggregate and as a net cost included in cost of goods sold.  The revenue and expense components reported to us by Sprint Nextel are based on Sprint Nextel’s national averages for prepaid services, rather than being specifically determined by customers homed in our geographic service areas.  Sprint Nextel retains a 6% Management Fee on prepaid revenues.

The following tables show selected operating statistics of the Wireless segment as of the dates shown:

	Dec. 31,	Dec. 31,	Dec. 31,
	2011	2010	2009
Retail PCS Subscribers – Postpaid	248,620	234,809	222,818
Retail PCS Subscribers – Prepaid	107,100	66,956	-
PCS Market POPS (000) (1)	2,388	2,337	2,327
PCS Covered POPS (000) (1)	2,055	2,049	2,033
CDMA Base Stations (sites)	509	496	476
EVDO-enabled sites (2)	433	381	334
EVDO Covered POPS (000)	2,027	1,981	1,940
Towers	149	146	140
Non-affiliate Cell Site Leases	219	216	196
Gross PCS Subscriber Additions – Postpaid (3)	65,240	63,515	64,273
Gross PCS Subscriber Additions – Prepaid (4)	86,328	33,488	-
Net PCS Subscriber Additions – Postpaid (3)	13,811	11,989	11,356
Net PCS Subscriber Additions – Prepaid (4)	40,144	17,071	-
PCS Average Monthly Retail Churn % - Postpaid (5)	1.78%	1.89%	2.09%
PCS Average Monthly Retail Churn % - Prepaid (5)	4.33%	4.85%	-

1)
POPS refers to the estimated population of a given geographic area and is based on information purchased from third party sources.  Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the network’s service area.

2)	EVDO – Evolution Data Optimized – The third generation of wireless broadband technology.
3)	For the twelve months ended.
4)	For the 2011 period, for the twelve months ended. For the 2010 period, since initiation of prepaid offerings in July 2010; excludes prepaid subscribers purchased.
5)
PCS Average Monthly Retail Churn is the average of the monthly subscriber turnover, or churn, calculations for the period.  It is the average for the twelve months shown, except for prepaid churn in the period ended December 31, 2010, where it is the average for the period July through December, 2010.

(in thousands)	Years Ended December 31,		Change
	2011	2010	$	%

Segment operating revenues
Wireless service revenue	$137,118	$111,279	$25,839	23.2
Tower lease revenue	8,901	8,145	756	9.3
Equipment revenue	5,053	5,713	(660)	(11.6)
Other revenue	2,366	2,751	(385)	(14.0)
Total segment operating revenues	153,438	127,888	25,550	20.0

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	56,705	44,794	11,911	26.6
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	29,455	21,558	7,897	36.6
Depreciation and amortization	23,906	23,187	719	3.1
Total segment operating expenses	110,066	89,539	20,527	22.9
Segment operating income	$43,372	$38,349	$5,023	13.1

Operating revenues

Wireless service revenue increased $25.8 million, or 23.2%, for 2011 over 2010.  Prepaid wireless service revenue, net of fees, generated $16.6 million of the year over year increase.  Prepaid customers increased to more than 107 thousand at December 31, 2011, from 67 thousand customers at December 31, 2010.  Postpaid wireless service revenue increased $9.3 million, net of fees and adjustments, or 8.1%.  Average postpaid subscribers for 2011 increased 5.7% compared to 2010.  The $10 monthly fee for smartphone data usage added to customer bills during 2011 added $6.7 million to postpaid net service revenues during 2011.  The increase in the postpaid Net Service Fee from 8.8% of billed revenue to 12.0%, effective June 1, 2010, resulted in a $4.6 million reduction in net postpaid service revenues in 2011, versus a reduction of approximately $2.2 million in 2010 net postpaid service revenues.

The increase in tower lease revenue resulted from additional cell site leases and higher rates on existing leases.

The decrease in equipment revenue resulted from a 5% decrease in postpaid handsets sold combined with an 11.5% decrease in the average revenue per postpaid handset sold.

The decrease in other revenue primarily resulted from a one-time adjustment to straight-line rent accruals recorded in the third quarter of 2010 on a small number of leases due to a determination that the leases were longer-term than initially thought. This was partially offset by an increase in Universal Service Charge revenues.

Cost of goods and services

Cost of goods and services increased $11.9 million, or 26.6%, in 2011 from 2010.  Handset subsidies associated with the new prepaid wireless plans increased $7.1 million, or 223%, in 2011 over 2010. Gross additions of prepaid wireless customers increased nearly 160%.  Costs of handsets for postpaid phones increased $1.9 million due to higher cost smartphones and 4G phones.  The Company paid $1.1 million in fees to provide 4G services in 2011.  Costs of the expanded network coverage and roll-out of EVDO coverage resulted in a $3.0 million increase in network costs including $1.8 million in additional backhaul line costs and rent of $0.9 million for additional tower and co-location sites.  The Company recognized gains of $1.9 million on equipment traded-in during 2011.

Costs of goods and services will increase in 2012 as the Company incurs higher costs for backhaul due to increasing demand for data services and redundant circuits to cell sites during the transition to Network Vision in 2012 and continuing into 2013.

Selling, general and administrative

Selling, general and administrative expenses increased $7.9 million in 2011 from 2010 due to $6.7 million of incremental selling and marketing expenses associated with the prepaid wireless plans.  Other increases included $0.9 million in advertising and $0.9 million in higher retail store display and demo phone expenses. These increases were partially offset by $0.8 million in pension related costs in 2010.

Depreciation and amortization

Depreciation and amortization increased $0.7 million in 2011 over 2010, principally due to $0.4 million of additional amortization on the $6.9 million of acquired prepaid subscriber base, and $0.3 million due to capital projects placed in service in late 2010 and 2011.  Depreciation and amortization is expected to continue to increase in 2012, as work begins to build a 4G LTE network in the Company’s service area, resulting in accelerated depreciation on existing assets of as much as $7.3 million in 2012 and more in 2013 as the Company replaces its existing wireless network.

Cable

The Cable segment provides analog, digital and high-definition television service under franchise agreements in Virginia, West Virginia and Maryland, as well as internet and voice services in these markets.

The Company closed on the acquisition of cable operations from JetBroadBand effective July 30, 2010, and Suddenlink effective November 30, 2010.  For the cable operations acquired in July 2010, systems passing approximately 51% of the homes have been upgraded and new video line-ups launched.  The Cable segment results include the operating results of the acquired operations from July 30, 2010 and November 30, 2010, forward, respectively.

The Company has been upgrading its cable systems since early 2009, and by December 2010 had completed upgrades to the systems acquired in late 2008.  The Company has introduced expanded video and internet service offerings as market upgrades were completed beginning in the second half of 2009, and began introducing voice service in upgraded markets as the first quarter of 2010 ended.  The Company has continued rolling out expanded video services, internet and voice services to additional markets as upgrades have been completed.  During 2011, the Company completed upgrades to most of the acquired markets located in Virginia, and expects to complete all remaining upgrades of acquired systems during 2012.

The following table shows selected operating statistics of the Cable segment as of the dates shown:

	Dec. 31, 2011	Dec. 31, 2010(1)	Dec. 31, 2009(1)

Homes Passed (2)	182,156	178,763	56,268
Video
Customers (3)	64,979	67,235	23,022
Penetration (4)	35.7%	37.6%	40.9%
Digital video customers (5)	25,357	22,855	6,487
Digital video penetration (5)	39.0%	34.0%	28.2%
High-speed Internet
Available Homes (6)	156,119	144,099	25,748
Customers (3)	37,021	31,832	2,525
Penetration (4)	23.7%	22.1%	9.8%
Voice
Available Homes (6)	143,235	118,652	-
Customers (3)	9,881	6,340	22
Penetration (4)	6.9%	5.3%	n/a
Revenue Generating Units (7)	137,238	128,262	32,056
Total Fiber Miles	34,772	31,577	4,558
Fiber Route Miles (8)	1,990	1,389	403

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

(in thousands)	Years Ended December 31,		Change
	2011	2010	$	%

Segment operating revenues
Service revenue	$59,051	$32,527	$26,524	81.5
Equipment and other revenue	9,009	4,292	4,717	109.9
Total segment operating revenues	68,060	36,819	31,241	84.9

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	47,417	26,904	20,513	76.2
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	18,827	13,858	4,969	35.9
Depreciation and amortization	23,198	11,314	11,884	105.0
Total segment operating expenses	89,442	52,076	37,366	71.8
Segment operating loss	$(21,382)	$(15,257)	$(6,125)	40.1

Operating revenues and expenses

The Cable segment total operating revenues increased $31.2 million in 2011 over 2010, the majority of which (approximately $28 million) resulted from a full twelve months of activity in 2011 from the cable systems acquired in 2010.  Cable segment RGU’s increased by 7.0% during 2011, accounting for the remainder of the increase in cable segment revenues.

Cable segment operating expenses include seven additional months of expenses for the cable markets acquired in July 2010, and eleven months of additional expenses for the cable markets acquired in December 2010, that account for much (approximately $16 million) of the increase in cost of goods and selling, general and administrative expenses shown above.  The 2010 period included $3.2 million in transaction related operating expenses and $0.6 million in pension related expenses.  Incremental cost increases (approximately $12 million overall) reflected higher programming costs due to increased subscribers and increases in rates charged by third parties; higher marketing and related expenses; repair and maintenance expenses; and other costs to acquire new subscribers. The increase in depreciation and amortization expense represents both a full year of depreciation and amortization on the acquired assets, as well as increases due to new assets placed in service as network upgrades were completed during 2010 and 2011.

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

	Dec. 31,	Dec. 31,	Dec. 31,
	2011	2010	2009
Telephone Access Lines	23,083	23,706	24,358
Long Distance Subscribers	10,483	10,667	10,851
DSL Subscribers	12,351	11,946	10,985
Dial-up Internet Subscribers	1,410	2,190	3,359
Total Fiber Miles	78,523	71,118	53,511
Fiber Route Miles (1)	1,349	1,267	837

1)
Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance.  For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

(in thousands)	Years Ended December 31,		Change
	2011	2010	$	%

Segment operating revenues
Service revenue	$16,028	$15,222	$806	5.3
Access revenue	13,405	13,027	378	2.9
Facilities lease revenue	16,856	14,202	2,654	18.7
Equipment revenue	39	47	(8)	(17.0)
Other revenue	3,200	4,703	(1,503)	(32.0)
Total segment operating revenues	$49,528	$47,201	$2,327	4.9
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	19,702	17,503	2,199	12.6
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,528	8,845	(1,317)	(14.9)
Depreciation and amortization	8,453	7,883	570	7.2
Total segment operating expenses	35,683	34,231	1,452	4.2
Gain on sale of directory	-	4,000	(4,000)	n/a
Segment operating income	$13,845	$16,970	$(3,125)	(18.4)

Operating revenues

Operating revenues increased $2.3 million, or 4.9%, in 2011 from 2010.  The increase in facilities lease revenue resulted from additional contracts entered into during 2010 and 2011.  The decrease in other revenues resulted primarily from a decrease in directory advertising revenues subsequent to the sale of the directory in late 2010.

Operating expenses

The increase in cost of goods and services resulted primarily from access expenses and line costs incurred to support the increases in facilities lease revenues.  The decrease in selling, general and administrative expenses resulted primarily from $2.0 million in pension related charges recognized in the second quarter of 2010.

Gain on sale of directory

The Company sold its telephone directory for $4 million during the third quarter of 2010.

2010 Compared to 2009

Consolidated Results

The Company’s consolidated results from continuing operations for the years ended December 31, 2010 and 2009 are summarized as follows:

(in thousands)	Years Ended December 31,		Change
	2010	2009	$	%

Operating revenues	$195,206	$160,935	$34,271	21.3
Operating expenses	162,875	117,995	44,880	38.0
Gain on sale of directory	4,000	-	4,000	n/a
Operating income	36,331	42,940	(6,609)	(15.4)
Other income (expense)	(4,164)	(278)	(3,886)	1397.8
Income tax expense	13,393	17,510	(4,117)	(23.5)
Net income from continuing operations	$18,774	$25,152	$(6,378)	(25.4)

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

Operating expenses

Operating expenses increased $44.9 million, or 38.0%, compared to the 2009 period.  The Cable segment operations accounted for $30.2 million of the year over year increase; this included $19.6 million from the systems acquired in 2010, including approximately $3.3 million in transaction-related costs.  Wireless segment operating expenses increased $14.0 million, including $8.3 million in costs associated with prepaid subscribers.  Wireline segment operating expenses increased $1.7 million overall, largely due to costs associated with the pension settlement.  Overall, the changes in the pension plan resulted in approximately $3.8 million of operating expense across all segments during 2010.

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

Income tax expense

The Company’s effective tax rate on income from continuing operations increased from 41.0% in 2009 to 41.6% in 2010 principally due to changes in the mix of taxable income resulting in more income apportioned to states with relatively higher tax rates, and more losses apportioned to states with relatively lower tax rates, resulting in an increase in the effective state tax rate.

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

Operating revenues

Wireless service revenue increased $9.1 million, or 8.9%, for 2010 over 2009.  Prepaid wireless service revenue generated $5.6 million of the year over year increase, with prepaid customers increasing to nearly 67 thousand at December 31, 2010, from the initial acquisition of approximately 50 thousand customers from Sprint Nextel in July 2010.  Postpaid wireless service revenue increased $3.5 million, net of fees and adjustments, or 3.4%.  Average postpaid subscribers for 2010 increased 5.4% compared to 2009.  Wireless service revenues are shown net of Sprint fees, billing credits and adjustments, and write-offs.  Total credits against gross billed revenue were up $0.4 million from 2009, while allocated write-offs were down $1.2 million.  Fees retained by Sprint Nextel on postpaid revenues increased $3.7 million in 2010 from 2009.  The increase in the postpaid Net Service Fee from 8.8% of billed revenue to 12.0%, effective June 1, 2010, resulted in approximately $2.6 million of the fee increase, with the remainder due to growth in net billed revenues.

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

Cable

(in thousands)	Years Ended December 31,		Change
	2010	2009	$	%

Segment operating revenues
Service revenue	$32,527	$14,568	$17,959	123.3
Equipment and other revenue	4,292	1,314	2,978	226.6
Total segment operating revenues	36,819	15,882	20,937	131.8

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	26,904	12,731	14,173	113.3
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	13,858	5,408	8,450	156.3
Depreciation and amortization	11,314	3,700	7,614	205.8
Total segment operating expenses	52,076	21,839	30,237	138.5
Segment operating loss	$(15,257)	$(5,957)	$(9,300)	156.1

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

Wireline

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

The following table shows adjusted OIBDA for the years ended December 31, 2011, 2010 and 2009:

(in thousands)	Years Ended December 31,
	2011	2010	2009

Adjusted OIBDA	$88,258	$82,759	$76,619

The following table reconciles adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure, for the years ended December 31, 2011, 2010 and 2009:

(in thousands)	Years Ended December 31,
	2011	2010	2009

Operating income	$32,290	$36,331	$42,940
Plus depreciation and amortization	55,770	42,630	32,630
OIBDA	88,060	78,961	75,570
Less gain on directory sale	-	(4,000)	-
Less (gain) loss on asset sales	(1,309)	107	405
Plus share based compensation expense	1,507	675	544
Plus pension settlement and curtailment expense	-	3,781	-
Plus business acquisition expenses	-	3,235	100
Adjusted OIBDA	$88,258	$82,759	$76,619

The following tables reconcile adjusted OIBDA to operating income by major segment for the years ended December 31, 2011, 2010 and 2009:

Wireless Segment:

(in thousands)	Years Ended December 31,
	2011	2010	2009

Operating income	$43,372	$38,349	$40,175
Plus depreciation and amortization	23,906	23,187	20,293
OIBDA	67,278	61,536	60,468
Less (gain) loss on asset sales	(1,699)	(55)	69
Plus share based compensation expense	444	235	199
Plus pension settlement and curtailment expense	-	1,014	-
Adjusted OIBDA	$66,023	$62,730	$60,736

Cable Segment:

(in thousands)	Years Ended December 31,
	2011	2010	2009

Operating income (loss)	$(21,382)	$(15,257)	$(5,957)
Plus depreciation and amortization	23,198	11,314	3,700
OIBDA	1,816	(3,943)	(2,257)
Less (gain) loss on asset sales	176	82	93
Plus share based compensation expense	594	198	113
Plus pension settlement and curtailment expense	-	597	-
Plus business acquisition expenses	-	3,235	100
Adjusted OIBDA	$2,586	$169	$(1,951)

Wireline Segment:

(in thousands)	Years Ended December 31,
	2011	2010	2009

Operating income	$13,845	$16,970	$12,576
Plus depreciation and amortization	8,453	7,883	8,317
OIBDA	22,298	24,853	20,893
Less gain on directory sale	-	(4,000)	-
Less (gain) loss on asset sales	214	81	243
Plus share based compensation expense	357	182	165
Plus pension settlement and curtailment expense	-	1,960	-
Adjusted OIBDA	$22,869	$23,076	$21,301

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

Sources and Uses of Cash. The Company generated $80.9 million of net cash from operations in 2011, a $5.7 million increase from $75.2 million in 2010, which was a $1.1 million increase over 2009.  Lower net income in 2011 was offset by an increase in the non-cash components of expenses, principally depreciation, amortization and stock based compensation charges, relative to 2010 amounts.  The net effect of the non-cash impairment charge in 2009 was largely offset by higher addbacks for depreciation and amortization charges in 2010, while the increase in other prepaids, deferrals and accruals resulted from an increase in the liability for the expected incentive payout for 2010 as well as an increase in accrued expenses resulting from the cable operations acquired in 2010.

During 2011, the Company utilized $70.6 million in investing activities.  Plant and equipment purchases totaled $74.7 million in 2011, up $18.8 million from $55.9 million in 2010.  Capital expenditures in 2011 were made primarily to support upgrades of cable markets acquired from JetBroadband in 2010 and to keep pace with capacity demands in our Wireless segment.  The Company received $3.0 million in cash proceeds from sales of service contracts and assets in our Converged Services unit during 2011.  During 2010, the Company utilized $210.7 million in investing activities, including $159.0 million invested in new business opportunities.  Plant and equipment purchases totaled $55.9 million in 2010, up slightly from $53.2 million in 2009.  The Company received $4 million in cash for the sale of its telephone directory in 2010, and $1.4 million in cash from the sale of cable assets in 2009. Capital expenditures in 2010 primarily supported the completion of network upgrades in the cable systems acquired in 2008 and planning and initial spending for upgrades of cable markets acquired in July 2010.  Other capital expenditures supported the completion of six new cell towers, 20 new base stations, and 47 base stations where high-speed data capacity was added during 2010, as well as capacity expansions at and fiber builds to other cell sites in our network, as well as other projects.  Capital expenditures in 2009 supported the addition of 20 cell towers, 65 PCS base stations and 123 EVDO-enabled cell sites during the year, expansion of and upgrades to the Company’s fiber network, and investments for cable television upgrades for the cable systems recently acquired by Shentel Cable, as well as numerous other projects.

Financing activities in 2011 utilized $21.9 million, principally due to $14.5 million in repayments of principal under our loan agreements and $7.3 million in dividends paid to shareholders.   Financing activities provided $150.9 million during 2010, as the Company entered into a new financing in conjunction with the acquisition of cable systems in July 2010, paying down a substantial portion of the company’s then-existing outstanding debt.  Financing activities utilized $15.0 million during 2009, as the Company made a voluntary repayment of $11 million on the amounts borrowed previously under the $52 million Delayed Draw Term Loan entered into in October 2008, in addition to $4.4 million in scheduled principal repayments under the terms of our other debt.  The Company made draws totaling $7 million on the Delayed Draw Term Loan during 2009.  The cash dividend paid was $7.3 million in 2010 and $7.0 million for 2009.

Indebtedness.  As of December 31, 2011, the Company’s indebtedness totaled $180.6 million, with an annualized overall weighted average interest rate of approximately 3.62%.  The balance included $4.5 million fixed at 7.37% (the Fixed Term Loan Facility, described further below), and $175.6 million of the Term Loan A Facility at a variable rate (of 3.30% as of December 31, 2011)  that resets monthly based on one month LIBOR plus a base rate of 3.00% currently.  The Fixed Term Loan Facility is required to be repaid in monthly installments of approximately $200 thousand of principal, plus interest at 7.37%, through August 2013.  The Term Loan A Facility required quarterly principal repayments of $2.4 million that began on December 31, 2010 and continued through September 30, 2011, increasing to $4.7 million quarterly thereafter through September 30, 2015, with the remaining expected balance of approximately $104 million due December 31, 2015.  These loans are more fully described below.

The Company’s credit agreement includes a Revolver Facility that provides for $50 million in availability for future capital expenditures and general corporate needs.  In addition, the credit agreement permits the Company to enter into one or more Incremental Term Loan Facilities in the aggregate principal amount not to exceed $100 million subject to compliance with certain covenants.  No draw has been made under either of these facilities.  The Company anticipates using these facilities during 2012 due to its capital spending plans.  When and if a draw is made under the Revolver Facility, the maturity date and interest rate options would be substantially identical to the Term Loan A Facility.  Repayment provisions would be agreed to at the time of each draw under the Incremental Term Loan Facility, and, if the interest rate margin on any draw exceeds by more than 0.25% the applicable interest rate margin on the Term Loan A Facility, the applicable interest rate margin on the Term Loan A Facility shall be increased to equal the interest rate margin on the Incremental Term Loan Facility.

The Company is subject to certain financial covenants to be measured on a trailing twelve month basis each calendar quarter unless otherwise specified.  As of December 31, 2011, these covenants include:

•
a limitation on the Company’s total leverage ratio, defined as indebtedness divided by earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than or equal to 2.50 to 1.00 through December 31, 2012, and 2.00 to 1.00 thereafter;

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

•
a minimum fixed charge coverage ratio, defined as EBITDA divided by fixed charges (defined as cash interest expense plus scheduled principal payments to be made on indebtedness plus capital expenditures other than capital expenditures acquired pursuant to a capital lease through the reinvestment of net proceeds of permitted asset dispositions or the sale of Shentel Converged Services, Inc. plus cash income taxes plus cash dividends and distributions), greater than 0.80 to 1.00 from the closing date through December 31, 2012 (revised in July 2011 to 0.75 to 1.00 for the periods ended September 30, 2011 and December 31, 2011), then 0.90 to 1.00 through December 31, 2013, and 1.00 to 1.00 thereafter; and,

•
a minimum liquidity balance, defined as availability under the Revolver Facility plus unrestricted cash and cash equivalents other than cash and cash equivalents held in the name of an Excluded Subsidiary, of greater than $15 million at all times.

These financial maintenance ratios are generally more restrictive than the covenant ratios the Company had been required to comply with under its previously existing debt arrangements.  As of December 31, 2011, the Company was in compliance with the financial covenants in its credit agreements, and ratios at December 31, 2011 were as follows:

	Actual	Covenant Requirement
Total Leverage Ratio	2.06	2.50 or Lower
Debt Service Coverage Ratio	4.02	2.25 or Higher
Equity to Assets Ratio	41.2%	35.0% or Higher
Fixed Charge Coverage Ratio	0.84	0.75 or Higher
Minimum Liquidity Balance	$64.0M	$15.0M or Higher

In January 2012, the Company amended the credit agreement to remove the fixed charge coverage ratio for all future periods.

Contractual Commitments.  The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to its various long-term debt facilities, and non-cancelable operating lease agreements for retail space, tower space and cell sites.  Expected future minimum contractual cash obligations for the next five years and in the aggregate at December 31, 2011, are as follows:

Payments due by periods
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt principal (1)	$180,575	$21,913	$39,837	$118,625	$200
Interest on long–term debt (1)	18,775	5,804	9,291	3,680	-
“Pay fixed” obligations (2)	874	573	301	-	-
Operating leases (3)	85,287	9,948	18,691	17,085	39,563
Capital calls on investments	300	300	-	-	-
Purchase obligations (4)	8,482	8,482	-	-	-
Total obligations	$294,293	$47,020	$68,120	$139,390	$39,763

1)	Includes estimated principal payments and estimated interest payments on the Term Loan A loan based upon outstanding balances and rates in effect at December 31, 2011.
2)	Represents the maximum interest payments we are obligated to make under our derivative agreement. Assumes no receipts from the counterparty to our derivative agreement.
3)	Amounts include payments over reasonably assured renewals. See Note 13 to the consolidated financial statements appearing elsewhere in this report for additional information.
4)	Represents open purchase orders at December 31, 2011.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments.  The Company spent $74.7 million on capital projects in 2011, up from the $55.9 million spent in 2010 and the $53.2 million spent in 2009.  Spending on upgrades to the acquired cable systems occurred in all three years, and will continue into 2012 with the final cable upgrades.  The Company incurred significant capital spending in 2011 to keep pace with rising demand for data in our Wireless network.  The Company also continued capital spending to expand and upgrade its fiber network and other on-going projects.

Capital expenditures budgeted for 2012 total approximately $138 million.  The 2012 budget includes $34 million in upgrades of the last of the cable systems acquired in 2010, and other continuing cable segment expenditures.  The 2012 budget also adds capacity and network coverage to our PCS network, new towers to support the expansion of PCS network coverage, and on-going spending to expand and upgrade our fiber networks and information technology capabilities.  The major portion of the capital budget for 2012, totaling $60 million, consists of planned spending for the Company to mirror the Sprint Nextel network upgrade project, called Network Vision, across portions of our network.  This project will continue through 2013 and will include the replacement of virtually every base station in our wireless network over this two year period.  The Company estimates the total cost to implement Network Vision at $115 million over two years.

The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Company’s existing credit facilities will provide sufficient cash to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next 12 months. Thereafter, capital expenditures will likely continue to be required to provide increased capacity to meet the Company’s expected growth in demand for its products and services. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for its products, new market developments and opportunities and general economic opportunities.  The Company is also considering the feasibility of refinancing its existing credit facilities in order to extend the repayment terms, as well as other potential benefits.

The Company’s cash flows from operations could be adversely affected by events outside the Company’s control, including, without limitation, changes in overall economic conditions, regulatory requirements, changes in technologies, availability of labor resources and capital, changes in the Company’s relationship with Sprint Nextel, and other conditions.  The Wireless segment's operations are dependent upon Sprint Nextel’s ability to execute certain functions such as billing, customer care, and collections; the subsidiary’s ability to develop and implement successful marketing programs, and the subsidiary’s ability to effectively and economically manage other operating activities under the Company's agreements with Sprint Nextel.   The Company's ability to attract and maintain a sufficient customer base, particularly in the newly acquired cable markets, is also critical to the Company’s ability to maintain a positive cash flow from operations.  The foregoing events individually or collectively could affect the Company’s results.

Recently Issued Accounting Standards

As of December 31, 2011, there were no recently issued but not yet effective accounting pronouncements that would have a significant impact on the Company’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of December 31, 2011, the Company had $175.6 million of variable rate debt outstanding, bearing interest at a rate of 3.30% as determined on a monthly basis. An increase in market interest rates of 1.00% would add approximately $1.8 million to annual interest expense.  The remaining approximately $5.0 million of the Company’s outstanding debt has a fixed rate of 7.37% through maturity in under two years.  Due to the relatively short time frame to maturity of this fixed rate debt, market value approximates carrying value of the fixed rate debt.  The Company entered into a swap agreement on notional principal equal to one-third of the outstanding variable rate debt to pay a fixed rate of 1.00% and receive a variable rate based on one month LIBOR for a three year term to manage a portion of its interest rate risk.

The second component of interest rate risk consists of temporary excess cash, which can be invested in various short-term investment vehicles such as overnight repurchase agreements and Treasury bills with a maturity of less than 90 days.  The cash is currently invested in a commercial checking account that has limited interest rate risk.  Management continues to evaluate the most beneficial use of these funds.

The third component of interest rate risk is marked increases in interest rates that may adversely affect the rate at which the Company may borrow funds for growth in the future.  The Company expects to borrow additional funds under its Revolver and Incremental Term Loan Facilities to fund its capital investment needs.  Repayment provisions would be agreed to at the time of each draw under the Incremental Term Loan Facility, and, if the interest rate margin on any draw exceeds by more than 0.25% the applicable interest rate margin on the Term Loan A Facility, the applicable interest rate margin on the Term Loan A Facility shall be increased to equal the interest rate margin on the Incremental Term Loan Facility.  If interest rates increase generally, or if the rate applied under the Company’s Incremental Term Loan Facility causes the Company’s outstanding debt to be repriced, the Company’s future interest costs could increase.

Management views market risk as having a potentially significant impact on the Company's results of operations, as future results could be adversely affected if interest rates were to increase significantly for an extended period or if the Company’s need for additional external financing resulted in increases to the interest rates applied to all of its new and existing debt.  The Company’s investments in publicly traded stock and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Executive Supplemental Retirement Plan.  General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

As of December 31, 2011, the Company has $6.1 million of cost and equity method investments.  Approximately $2.6 million was invested in privately held companies directly or through investments with portfolio managers.  Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested and an additional $0.3 million committed under contracts the Company has signed with portfolio managers.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-2 through F-34.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2011. Based on this evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our chief executive officer and our chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s evaluation under the COSO framework of our internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

KPMG LLP, an independent registered public accounting firm, which audited the Company’s consolidated financial statements included in this Annual Report, has issued a report on the effectiveness of the Company’s internal control over financial reporting, which is included in Item 8 of this Annual Report.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers” in Part 1, Item 1 of this report for information about our executive officers, which is incorporated by reference in this Item 10.  Other information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement for its 2011 Annual Meeting of Shareholders, referred to as the “2012 proxy statement,” which we will file with the SEC on or before 120 days after our 2011 fiscal year end, and which appears in the 2012 proxy statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”.

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

Information required by this Item 11 is incorporated herein by reference to the 2012 proxy statement, including the information in the 2012 proxy statement appearing under the captions “Election of Directors-Director Compensation” and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference to the 2012 proxy statement appearing under the caption “Security Ownership.”

The Company awards stock options to its employees meeting certain eligibility requirements under plans approved by its shareholders in 1995 and 2005.  Outstanding options and the number of shares available for future issuance as of December 31, 2011 were as follows:

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
1995 stock option plan	55,000	$7.34	-
2005 stock option plan	351,894	$21.01	801,747
Total	406,894	$19.16	801,747

Since 2007, under the terms of the 2005 stock option plan, the Company has awarded 217,852 shares and share units to employees and directors in various grants in 2007, 2010, and 2011.  As of December 31, 2011, 147,143 shares and share units were outstanding, and 18,931 shares and share units vested and were distributed during 2011.  These shares and share units have been deducted from the number of securities remaining available for future issuance in the table above.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the 2012 proxy statement, including the information in the 2012 proxy statement appearing under the caption “Executive Compensation-Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the 2012 proxy statement, including the information in the 2012 proxy statement appearing under the caption “Shareholder Ratification of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-34 of this report and are incorporated by reference in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income for the three years ended December 31, 2011

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three years ended December 31, 2011

Consolidated Statements of Cash Flows for the three years ended December 31, 2011

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

10.25	Description of the Shenandoah Telecommunications Company Incentive Plan filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K dated January 21, 2005.

10.26	Description of Compensation of Non-Employee Directors. Filed as Exhibit 10.26 to the Company’s Current Report on Form 8-K dated May 4, 2005.

10.27	Description of Management Compensatory Plans and Arrangements. Filed as Exhibit 10.27 to the Company’s current report on Form 8-K dated April 20, 2005.

10.28	2005 Stock Incentive Plan filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-127342).

10.29	Form of Incentive Stock Option Agreement under the 2005 Stock Incentive Plan filed as Exhibit 10.29 to the Company’s Report on Form 10-K for the year ended December 31, 2005.

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

10.48
Third Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q dated August 8, 2011.

10.49
Letter Agreement modifying section 10.2.7.2 of Addendum X dated March 15, 2010 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q dated August 8, 2011.

10.50
Fourth Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q dated August 8, 2011.

10.51
Addendum XII dated February 1, 2012 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.51 to the Company’s Current Report on Form 8-K dated February 2, 2012.

10.52
Fifth Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.52 to the Company’s Current Report on Form 8-K dated February 2, 2012.

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

SHENANDOAH TELECOMMUNICATIONS COMPANY

March 6, 2012	By: /S/ CHRISTOPHER E. FRENCH
Christopher E. French, President
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/CHRISTOPHER E. FRENCH	President & Chief Executive Officer,
March 6, 2012	Director (Principal Executive Officer)
Christopher E. French

/s/ADELE M. SKOLITS	Vice President – Finance and Chief Financial Officer
March 6, 2012	(Principal Financial Officer and
Adele M. Skolits	Principal Accounting Officer)

/s/DOUGLAS C. ARTHUR	Director
March 6, 2012
Douglas C. Arthur

/s/KEN L. BURCH	Director
March 6, 2012
Ken L. Burch

/s/TRACY FITZSIMMONS	Director
March 6, 2012
Tracy Fitzsimmons

/s/JOHN W. FLORA	Director
March 6, 2012
John W. Flora

/s/ RICHARD L. KOONTZ, JR.	Director
March 6, 2012
Richard L. Koontz, Jr.

/s/DALE S. LAM	Director
March 6, 2012
Dale S. Lam

/s/ JONELLE ST. JOHN	Director
March 6, 2012
Jonelle St. John

/s/JAMES E. ZERKEL II	Director
March 6, 2012
James E. Zerkel II

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

 Index to the Consolidated 2011 Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F-2 and F-3

Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Balance Sheets	F-4 and F-5
Consolidated Statements of Income	F-6
Consolidated Statements of Shareholders’ Equity and Comprehensive Income	F-7 and F-8
Consolidated Statements of Cash Flows	F-9 and F-10
Notes to Consolidated Financial Statements	F-11 through F-34

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Shenandoah Telecommunications Company:

We have audited Shenandoah Telecommunications Company’s (the Company’s) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 6, 2012 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

Richmond, Virginia
March 6, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Shenandoah Telecommunications Company:

We have audited the accompanying consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shenandoah Telecommunications Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP

Richmond, Virginia
March 6, 2012

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
in thousands

ASSETS	2011	2010

Current Assets
Cash and cash equivalents	$15,874	$27,453
Accounts receivable, net	21,483	20,634
Income taxes receivable	12,495	2,576
Materials and supplies	7,469	6,360
Prepaid expenses and other	3,844	3,770
Assets held for sale	2,797	9,305
Deferred income taxes	502	702
Total current assets	64,464	70,800

Investments, including $2,160 and $2,287 carried at fair value	8,305	9,090

Property, plant and equipment, net	310,754	280,051

Other Assets
Intangible assets, net	81,346	90,389
Cost in excess of net assets of businesses acquired	10,962	10,962
Deferred charges and other assets, net	4,148	5,145
Other assets, net	96,456	106,496
Total assets	$479,979	$466,437

See accompanying notes to consolidated financial statements.

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
in thousands

LIABILITIES AND SHAREHOLDERS’ EQUITY	2011	2010

Current Liabilities
Current maturities of long-term debt	$21,913	$14,823
Accounts payable	11,708	12,237
Advanced billings and customer deposits	10,647	8,067
Accrued compensation	2,094	3,278
Liabilities held for sale	267	910
Accrued liabilities and other	8,950	5,583
Total current liabilities	55,579	44,898

Long-term debt, less current maturities	158,662	180,289

Other Long-Term Liabilities
Deferred income taxes	51,675	35,902
Deferred lease payable	4,174	3,734
Asset retirement obligations	7,610	6,542
Other liabilities	4,620	4,767
Total other liabilities	68,079	50,945

Commitments and Contingencies

Shareholders’ Equity
Common stock, no par value, authorized 48,000 shares; issued and outstanding 23,838 shares in 2011 and 23,767 shares in 2010	22,043	19,833
Retained earnings	175,616	170,472
Total shareholders’ equity	197,659	190,305

Total liabilities and shareholders’ equity	$479,979	$466,437

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2011, 2010 and 2009
in thousands, except per share amounts

	2011	2010	2009

Operating revenues	$251,145	$195,206	$160,935

Operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	106,640	74,673	54,213
Selling, general and administrative, exclusive of depreciationand amortization shown separately below	56,445	45,572	31,152
Depreciation and amortization	55,770	42,630	32,630
Total operating expenses	218,855	162,875	117,995
Gain on sale of directory	-	4,000	-
Operating income	32,290	36,331	42,940

Other income (expense)
Interest expense	(8,289)	(4,716)	(1,361)
Gain (loss) on investments, net	(696)	(165)	124
Non-operating income, net	900	717	959
Income from continuing operations before income taxes	24,205	32,167	42,662
Income tax expense	10,667	13,393	17,510
Net income from continuing operations	13,538	18,774	25,152
Discontinued operations:
Loss from operations of Converged Services, net of tax benefits of $359, $480 and $6,507, respectively	(545)	(699)	(10,060)
Net income	$12,993	$18,075	$15,092

Income per share:
Basic and diluted net income per share:
Net income from continuing operations	$0.57	$0.79	$1.06
Loss from discontinued operations, net of income taxes	(0.02)	(0.03)	(0.42)
	$0.55	$0.76	$0.64

Weighted average shares outstanding, basic	23,781	23,730	23,639

Weighted average shares outstanding, diluted	23,826	23,823	23,701

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31, 2011, 2010 and 2009
in thousands, except per share amounts

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2008	23,605	$16,139	$152,706	$(2,533)	$166,312
Comprehensive income:
Net income	-	-	15,092	-	15,092
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	-	-	-	55	55
Net unrealized gain from pension plans, net of tax	-	-	-	30	30
Total comprehensive income					15,177
Dividends declared ($0.32 per share)	-	-	(7,568)	-	(7,568)
Dividends reinvested in common stock	32	560	-	-	560
Stock based compensation	-	676	-	-	676
Conversion of liability classified awards to equity classified awards	-	85	-	-	85
Common stock issued through exercise of incentive stock options	44	367	-	-	367
Net excess tax benefit from stock options exercised	-	63	-	-	63

Balance, December 31, 2009	23,681	$17,890	$160,230	$(2,448)	$175,672
Comprehensive income:
Net income	-	-	18,075	-	18,075
Reclassification adjustment for unrealized loss from pension plans included in net income, net of tax	-	-	-	2,596	2,596
Net unrealized gain from pension plans, net of tax	-	-	-	(148)	(148)
Total comprehensive income					20,523
Dividends declared ($0.33 per share)	-	-	(7,833)	-	(7,833)
Dividends reinvested in common stock	29	520	-	-	520
Stock based compensation	-	792	-	-	792
Common stock issued through exercise of incentive stock options	57	561	-	-	561
Net excess tax benefit from stock options exercised	-	70	-	-	70
Balance, December 31, 2010	23,767	$19,833	$170,472	$-	$190,305

See accompanying notes to consolidated financial statements.

(Continued)

Comprehensive income:
Net income	-	-	12,993	-	12,993
Total comprehensive income					12,993
Dividends declared ($0.33 per share)	-	-	(7,849)	-	(7,849)
Dividends reinvested in common stock	51	529	-	-	529
Stock based compensation	-	1,718	-	-	1,718
Common stock issued through exercise of incentive stock options	5	37	-	-	37
Common stock issued for share awards	19	-	-	-	-
Common stock issued	1	13	-	-	13
Common stock repurchased	(5)	(92)	-	-	(92)
Net excess tax benefit from stock options exercised	-	5	-	-	5
Balance, December 31, 2011	23,838	$22,043	$175,616	$-	$197,659

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009
in thousands

	2011	2010	2009

Cash Flows from Operating Activities
Net income	$12,993	$18,075	$15,092
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment on assets held for sale	645	1,888	17,545
Depreciation	45,350	36,553	32,018
Amortization	10,420	6,078	612
Pension settlement and curtailment expense	-	3,964	-
Provision for bad debt	3,243	1,462	1,080
Stock based compensation expense	1,718	792	653
Excess tax benefits on stock option exercises	(5)	(70)	(63)
Deferred income taxes	15,973	4,628	957
Net (gain) loss on disposal of equipment	(1,360)	335	1,054
Gain on sale of assets	-	(4,000)	(427)
Realized loss on disposal of investments	27	147	201
Unrealized (gains) losses on investments	132	(325)	(580)
Net (gain) loss from patronage and equity Investments	233	100	78
Other	257	373	942
Changes in assets and liabilities, exclusive of acquired businesses:
(Increase) decrease in:
Accounts receivable	(1,891)	(3,120)	212
Materials and supplies	(1,080)	(262)	470
Income taxes receivable	(9,919)	2,955	1,835
Increase (decrease) in:
Accounts payable	(596)	3,528	3,178
Deferred lease payable	416	374	205
Other prepaids, deferrals and accruals	4,371	1,729	(989)
Net cash provided by operating activities	$80,927	$75,204	$74,073

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009
in thousands

	2011	2010	2009
Cash Flows From Investing Activities
Purchase and construction of property, plant and equipment	$(74,663)	$(55,936)	$(53,208)
Proceeds from sale of equipment	675	258	168
Proceeds from sales of assets	2,986	4,000	1,355
Cash paid to acquire prepaid subscriber rights	-	(6,884)	-
Cash paid to acquire businesses	-	(152,114)	(601)
Purchase of investment securities	(84)	(127)	(608)
Proceeds from sale of investment securities	475	62	611

Net cash used in investing activities	$(70,611)	$(210,741)	$(52,283)

Cash Flows From Financing Activities
Principal payments on long-term debt	$(14,538)	$(28,620)	$(15,399)
Amounts borrowed under debt agreements	-	189,800	7,000
Cash paid for debt issuance costs	-	(3,562)	-
Dividends paid, net of dividends reinvested	(7,320)	(7,313)	(7,007)
Excess tax benefits on stock option exercises	5	70	63
Repurchases of stock	(92)	-	-
Proceeds from exercise of incentive stock options	50	561	367

Net cash provided by (used in) financing activities	$(21,895)	$150,936	$(14,976)

Net increase (decrease) in cash and cash equivalents	$(11,579)	$15,399	$6,814

Cash and cash equivalents:
Beginning	27,453	12,054	5,240
Ending	$15,874	$27,453	$12,054

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest, net of capitalized interest of $215 in 2011, $488 in 2010, and $541 in 2009	$7,076	$3,991	$1,267
Income taxes	$4,248	$5,657	$7,819

Purchases of property, plant and equipment in 2010 and 2009 are net of $88 and $5,144, respectively, of vendor credits earned from purchases of property, plant, and equipment in 2008.  During 2011, the Company traded in certain PCS equipment for equipment with additional capacity and received credits of $2,923 against the purchase price of the new equipment.

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Description of business: Shenandoah Telecommunications Company and its subsidiaries (collectively, the “Company”) provide wireless personal communications service (“PCS”) under the Sprint brand name, telephone service, cable television, unregulated communications equipment sales and services, and Internet access.  In addition, the Company leases towers and operates and maintains an interstate fiber optic network.  Pursuant to a management agreement with Sprint Nextel Communications Company and its related parties (collectively, “Sprint Nextel”), the Company is the exclusive Sprint PCS Affiliate providing wireless mobility communications network products and services on the 1900 megahertz spectrum range in the geographic area extending from Altoona, Harrisburg and York, Pennsylvania, south through Western Maryland and the panhandle of West Virginia to Harrisonburg, Virginia.  The Company is licensed to use the Sprint brand name in this territory, and operates its network under the Sprint Nextel radio spectrum license (See Note 7). The Company's other operations are located in the four-state region surrounding the Northern Shenandoah Valley of Virginia.  The Company, through its subsidiary Shentel Converged Services, provides local and long distance voice, video, and Internet services on an exclusive and non-exclusive basis to multi-dwelling unit (“MDU”) communities (primarily off-campus college student housing) throughout the southeastern United States.  The Company presents its Converged Services assets and liabilities as held for sale, and its operating results as discontinued operations (See Note 2).

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

Cash and cash equivalents:  The Company considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents.  The Company places its temporary cash investments with high credit quality financial institutions.  At times, these investments may be in excess of FDIC insurance limits.  Cash equivalents (comprised entirely of institutional cash management funds) were $18.6 million at December 31, 2010.  No cash equivalents were held at December 31, 2011.

Accounts receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience and industry and local economic data.  The Company reviews its allowance for doubtful accounts monthly.  Past due balances meeting specific criteria are reviewed individually for collectability.  All other balances are reviewed on a pooled basis.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Accounts receivable are concentrated among customers within the Company's geographic service area and large telecommunications companies.  Changes in the allowance for doubtful accounts for trade accounts receivable for the years ended December 31, 2011, 2010 and 2009 are summarized below (in thousands):

	2011	2010	2009

Balance at beginning of year	$460	$330	$127
Bad debt expense	3,243	1,437	1,080
Losses charged to allowance	(3,304)	(1,569)	(887)
Recoveries added to allowance	439	262	10
Balance at end of year	$838	$460	$330

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

The Company measures its interest rate swap at fair value based on information provided by the counterparty and recognizes it as a liability on the Company’s consolidated balance sheet.  Changes in the fair value of the swap are recognized in interest expense, as the Company did not designate the swap agreement as a cash flow hedge for accounting purposes.

The July 2010 credit agreement (see note 5) provided that the Company enter into a hedge agreement for a minimum notional value of approximately $63 million, and for a minimum term of 3 years, to manage a portion of its exposure to interest rate movements by converting a portion of its long-term debt from variable to fixed rates.

Asset retirement obligations: The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from acquisition, construction, development and/or normal use of the assets.  The Company also records a corresponding asset, which is depreciated over the life of the tangible long-lived asset.  Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.  The Company records the retirement obligation on towers owned and cell site improvements where there is a legal obligation to remove the tower or cell site improvements and restore the site to its original condition, as required by certain operating leases and applicable zoning ordinances of certain jurisdictions, at the time the Company discontinues its use.  The obligations are estimated and vary based on the size of the towers.  The Company’s cost to remove the tower or cell site improvements is amortized over the life of the tower.  Changes in the liability for asset removal obligations for the years ended December 31, 2011, 2010 and 2009 are summarized below (in thousands):

	2011	2010	2009

Balance at beginning of year	$6,542	$5,966	$4,393
Additional liabilities accrued	556	309	1,227
Accretion expense	512	267	346
Balance at end of year	$7,610	$6,542	$5,966

Cost in excess of net assets of businesses acquired (goodwill) and intangible assets:  In connection with the acquisition of a business, a portion of the purchase price may be allocated to identifiable intangible assets with indefinite lives, such as franchise rights, and goodwill, which is the excess of the total purchase price over the fair values of the net tangible and identifiable intangible assets.  Goodwill and intangible assets with indefinite lives are assessed annually, at November 30, for impairment and in interim periods if certain events occur indicating that the carrying value may be impaired. No impairments of goodwill or of intangible assets with indefinite lives were required to be recorded in the years ended December 31, 2011, 2010 or 2009.  Goodwill is allocated to the reporting segment responsible for the acquisition that gave rise to the goodwill.

The following table presents the goodwill balance allocated by segment and changes in the balances for the years ended

December 31, 2011 and 2010 (in thousands):

	CATV Segment	Wireline Segment	Total
Balance as of December 31, 2009	4,409	9	4,418
Acquisition (1)	6,467	-	6,467
Acquisition (2)	77	-	77
Balance as of December 31, 2010	$10,953	$9	$10,962
No activity	-	-	-
Balance as of December 31, 2011	$10,953	$9	$10,962

(1)	Goodwill resulting from the acquisition of JetBroadBand (Note 14).
(2)	Goodwill resulting from the acquisition of Suddenlink (Note 14).

Intangible assets consist of the following at December 31, 2011 and 2010 (in thousands):

	2011			2010
	Gross Carrying Amount	Accum- ulated Amort- ization	Net	Gross Carrying Amount	Accum- ulated Amort- ization	Net

Intangible assets subject to amortization:
Business contracts	$2,054	$(238)	$1,816	$700	$(141)	$559
Acquired subscriber base	32,203	(16,893)	15,310	32,203	(6,593)	25,610
	$34,257	$(17,131)	$17,126	$32,903	$(6,734)	$26,169

Non-amortizing intangible assets:
Cable franchise rights	$64,181	$-	$64,181	$64,181	$-	$64,181
Railroad crossing rights	39	-	39	39	-	39
	$64,220	$-	$64,220	$64,220	$-	$64,220
Total intangibles	$98,477	$(17,131)	$81,346	$97,123	$(6,734)	$90,389

For the years ended December 31, 2011, 2010 and 2009, amortization expense related to intangible assets was approximately $10.4 million, $6.1 million and $0.6 million, respectively.  The 2010 increase resulted primarily from accelerated amortization on the PCS prepaid subscriber acquisition asset and the acquired subscriber base related to the JetBroadband acquisition, both acquired in July 2010.  The 2011 increase reflects the full year impact of the 2010 acquisitions.

Aggregate amortization expense for intangible assets for the periods shown is expected to be as follows:

Year Ending December 31,	Amount
(in thousands)
2012	$6,243
2013	4,141
2014	2,570
2015	1,414
2016	943

Retirement plans:  Prior to January 31, 2007, the Company maintained a noncontributory defined benefit plan covering substantially all employees.  Effective January 31, 2007, the Company froze benefits payable under this plan, and following the receipt of a favorable tax determination letter from the IRS, the Company completed the settlement of the defined benefit plan in June 2010.

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

Income taxes:  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company evaluates the recoverability of tax assets generated on a state-by-state basis from net operating losses apportioned to that state.  Management uses a more likely than not threshold to make that determination and has concluded that at December 31, 2011 and 2010, a valuation allowance against certain deferred tax assets is necessary, as discussed in Note 6.

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

Earnings per share:  Basic net income per share was computed on the weighted average number of shares outstanding.  Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options.  Of 503 thousand, 435 thousand, and 394 thousand shares and options outstanding at December 31, 2011, 2010 and 2009, respectively, 352 thousand, 265 thousand and 276 thousand were anti-dilutive, respectively.  These options have been excluded from the computation of diluted earnings per share shown below.  There were no adjustments to net income in the computation of diluted earnings per share for any of the years presented.

The following tables show the computation of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009

Basic income per share	(in thousands, except per share amounts)
Net income	$12,993	$18,075	$15,092
Weighted average shares outstanding	23,781	23,730	23,639
Basic income per share	$0.55	$0.76	$0.64

Effect of stock options outstanding:
Weighted average shares outstanding	23,781	23,730	23,639
Assumed exercise, at the strike price at the beginning of year	231	118	174
Assumed repurchase of shares under treasury stock method	(186)	(25)	(112)
Diluted weighted average shares	23,826	23,823	23,701
Diluted income per share	$0.55	$0.76	$0.64

Recently Issued Accounting Standards:

As of December 31, 2011, there were no recently issued but not yet effective accounting pronouncements that would have a material impact on the Company’s financial statements.

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

Assets and liabilities held for sale consisted of the following (in thousands):

	December 31,
	2011	2010
Assets:
Property, plant and equipment, net	$2,424	$6,614
Intangible assets, net	-	706
Deferred charges	-	1,310
Other assets	373	675
Assets held for sale	$2,797	$9,305

Liabilities:
Other liabilities	$267	$910

Discontinued operations included the following amounts of operating revenue and loss before income taxes:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)

Operating revenues	$10,516	$12,929	$13,398
Loss before income taxes	$(904)	$(1,179)	$(16,567)

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

The Company sold service contracts and related equipment for $1.2 million during the second and third quarters of 2011.  Proceeds received approximated the carrying values of the assets sold.  During the third quarter of 2011, based upon developments in the process of selling the remaining assets, the Company determined that the fair value of the remaining Converged Services had declined from earlier estimates.  Accordingly, the Company recorded an impairment loss of $0.6 million ($0.4 million, net of taxes) to further reduce the carrying value of these assets to their revised estimated fair value less cost to sell.

During the fourth quarter of 2011, the Company sold service contracts and related equipment for $4.0 million, of which $2.2 million is in escrow at December 31, 2011.  As of December 31, 2011, negotiations to complete the sale of the remaining properties continue.

Note 3.  Investments

The Company has three classifications of investments: investments carried at fair value, investments carried at cost, and equity method investments.  See Note 1 for definitions of each classification of investment.

At December 31, 2011 and 2010, investments carried at fair value consisted of:

	2011	2010
	(in thousands)
Cash management trust	$197	$186
Taxable bond funds	96	177
Domestic equity funds	1,232	1,314
International equity funds	635	610
	$2,160	$2,287

Investments carried at fair value were acquired under a rabbi trust arrangement related to the Company’s SERP.  The Company purchases investments in the trust to mirror the investment elections of participants in the SERP; gains and losses on the investments in the trust are reflected as increases or decreases in the liability owed to the participants.  During the years ended December 31, 2011, 2010 and 2009, the Company recorded unrealized losses of $132 thousand during 2011, unrealized gains of $187 thousand during 2010, and unrealized gains of $580 thousand during 2009. Sales of investments resulted in the recognition of $27 thousand, $8 thousand and $201 thousand of realized losses in 2011, 2010 and 2009, respectively.  Fair values for these investments are determined by quoted market prices (“level 1 fair values”) for the underlying mutual funds, which may be based upon net asset value.

At December 31, 2011 and 2010, other investments, comprised of equity securities which do not have readily determinable fair values, consist of the following:

	2011	2010
Cost method:	(in thousands)
NECA Services, Inc.	$505	$505
CoBank	2,747	2,557
Other	255	252
	3,507	3,314
Equity method:
Dolphin Communications Fund II, L.P.	514	1,266
Burton Partnership	1,708	1,799
Other	416	424
	2,638	3,489
Total other investments	$6,145	$6,803

The Company’s investment in CoBank increased $190 thousand and $175 thousand in the years ended December 31, 2011 and 2010, respectively, due to the ongoing patronage earned from the outstanding investment and loan balances the Company has with CoBank.

In the year ended December 31, 2011, the Company received distributions from its equity investments totaling $398 thousand in cash and securities, and invested $84 thousand in two equity investments.  The Dolphin Communications Parallel Fund II, LP investment generated $314 thousand of the distributions and $75 thousand of the additional investments shown above, as well as recording a net loss of approximately $513 thousand in the year ended December 31, 2011. Other equity investments had a net loss of $24 thousand in the year ended December 31, 2011.

The Company’s ownership interests in equity method investees were unchanged during 2011.

Note 4.  Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31, 2011 and 2010:

	Estimated Useful Lives	2011	2010
		(in thousands)
Land		$3,087	$2,409
Buildings and structures	15 – 40 years	71,934	67,168
Cable and wire	4 – 40 years	155,884	137,676
Equipment and software	2 – 16.7 years	305,362	259,405
Plant in service		$536,267	$466,658
Plant under construction		12,389	25,515
		548,656	492,173
Less accumulated amortization and depreciation		237,902	212,122
Property, plant and equipment, net		$310,754	$280,051

During 2011, the Company traded in certain PCS equipment for equipment with additional capacity and received credits of $2.9 million against the fair value purchase price of the new equipment.  The Company recognized gains of $1.8 million for the difference between the book value of the equipment traded in and the trade-in credit received.

Note 5.  Long-Term Debt and Revolving Lines of Credit

Total debt consists of the following at December 31, 2011 and 2010:

		Interest Rate
			2011	2010
			(in thousands)
CoBank (term loan)	Fixed	7.37%	$4,524	$6,984
CoBank Term Loan A	Variable	3.30%	175,565	187,428
Other debt		Various	486	700
			180,575	195,112
Current maturities			21,913	14,823
Total long-term debt			$158,662	$180,289

The Company receives patronage credits from CoBank, which are not reflected in the stated rates shown above.  Patronage credits are a distribution of profits of CoBank, which is a cooperative required to distribute its profits to its members.  During both the first quarters of 2011 and 2010, the Company received patronage credits of approximately 100 basis points on its outstanding CoBank debt balance. The Company accrued 100 basis points in the year ended December 31, 2011, in anticipation of the early 2012 distribution of the credits by CoBank.  Patronage credits are typically paid 65% in cash, with the balance paid in shares of CoBank stock.

On July 30, 2010, the Company executed a syndicated Credit Agreement for the purpose of refinancing the Company’s existing outstanding debt, funding the purchase price of the JetBroadBand acquisition, funding planned capital expenditures to upgrade the acquired cable networks, and other corporate needs.

As of December 31, 2011, the Company’s indebtedness totaled $180.6 million, with an annualized overall weighted average interest rate of approximately 3.62%.  The balance included $4.5 million fixed at 7.37% (the Fixed Term Loan Facility, described further below), and $175.6 million of the Term Loan A Facility at a variable rate (3.30%  as of December 31, 2011) that resets monthly based on one month LIBOR plus a base rate of 3.00% currently.  These loans are more fully described below.

The Credit Agreement provided for three facilities, a Term Loan Facility, a Revolver Facility, and an Incremental Term Loan Facility.  The Term Loan Facility totaled $198 million and was fully drawn for the purposes described above.  The Term Loan Facility has two parts, the Fixed Term Loan Facility of initially approximately $8 million in aggregate principal amount, and the Term Loan A Facility of initially $189.8 million in aggregate principal amount.  The Fixed Term Loan Facility is required to be repaid in monthly installments of approximately $200 thousand of principal, plus interest at 7.37%, through August 2013.  The Term Loan A Facility required quarterly principal repayments of $2.4 million that began on December 31, 2010 and continued through September 30, 2011, increasing to $4.7 million quarterly thereafter through September 30, 2015, with the remaining expected balance of approximately $104 million due December 31, 2015.  The Term Loan A Facility is expected to bear interest at a base rate based upon one month LIBOR plus a spread determined by the Company’s Total Leverage Ratio, initially 3.50%; the Company may elect to use other rates as the base, but does not currently expect to do so.  During April 2011, the Company negotiated a reduction in the spread from 3.50% to 3.00%.

The Revolver Facility provides for $50 million in availability for future capital expenditures and general corporate needs.  In addition, the Credit Agreement permits the Company to enter into one or more Incremental Term Loan Facilities in the aggregate principal amount not to exceed $100 million subject to compliance with certain covenants.  No draw has been made under either of these facilities.  The Company anticipates using these facilities during 2012 due to its capital spending plans. When and if a draw is made, the maturity date and interest rate options would be substantially identical to the Term Loan A Facility.  Repayment provisions would be agreed to at the time of each draw under the Incremental Term Loan Facility.

The Credit Agreement required the Company to enter into a hedge agreement to manage its exposure to interest rate movements.  The Company entered into a pay fixed, receive variable swap on $63 million notional principal for three years, with the notional amount declining pro rata as the principal amount of the Term Loan A is repaid.  The Company receives one month LIBOR and pays a fixed rate of 1.00% in addition to the 3.00% spread on the Term Loan A Facility.

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

The Company is subject to certain financial covenants to be measured on a trailing twelve month basis each calendar quarter unless otherwise specified.  These covenants include:

•
a limitation on the Company’s total leverage ratio, defined as indebtedness divided by earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than or equal to 2.50 to 1.00 from March 31, 2011, to December 31, 2012, and 2.00 to 1.00 thereafter;

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

As of December 31, 2011, the Company was in compliance with the covenants in its credit agreements.  On January 31, 2012, the Company amended the Credit Agreement to remove the fixed charge coverage ratio for all future periods.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2011 are as follows:

Year	Amount
(in thousands)
2012	$21,913
2013	20,857
2014	18,980
2015	118,625
2016	-
Later years	200
$180,575

The estimated fair value of fixed rate debt instruments as of December 31, 2011 and 2010 was approximately equal to its carrying value at each date, given the rates on the outstanding debt and the relatively short term to maturity.  The estimated fair value of the variable rate debt is assumed to approximate its carrying value.  The fair value of the Company’s derivative was a liability of $452 thousand and $41 thousand at December 31, 2011 and 2010, respectively.

Note 6.  Income Taxes

Total income taxes for the years ended December 31, 2011, 2010 and 2009 were allocated as follows:

	2011	2010	2009
	(in thousands)
Income tax expense on continuing operations	$10,667	$13,393	$17,510
Income tax benefit on discontinued operations	(359)	(480)	(6,507)
Shareholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(5)	(70)	(63)
Accumulated other comprehensive income for changes in unrecognized actuarial losses on pensions	-	1,549	55
	$10,303	$14,392	$10,995

The Company and its subsidiaries file income tax returns in several jurisdictions.  The provision for the federal and state income taxes attributable to income from continuing operations consists of the following components:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Current expense (benefit)
Federal taxes	$(8,539)	$6,240	$12,536
State taxes	3,233	2,535	3,979
Total current provision (benefit)	(5,306)	8,775	16,515
Deferred expense (benefit)
Federal taxes	15,749	3,991	1,787
State taxes	224	627	(792)
Total deferred provision	15,973	4,618	995
Income tax expense on continuing operations	$10,667	$13,393	$17,510

A reconciliation of income taxes determined by applying the federal and state tax rates to income from continuing operations is as follows for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31
	2011	2010	2009
	(in thousands)
Computed “expected” tax expense (35%)	$8,472	$11,258	$14,932
State income taxes, net of federal tax effect	2,247	2,055	2,071
Other, net	(52)	80	507
Income tax expense on continuing operations	$10,667	$13,393	$17,510

Net deferred tax assets and liabilities consist of the following at December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:	(in thousands)
State net operating loss carry-forwards, net of federal tax	$590	$707
Lease obligations	1,168	1,073
Deferred revenues	64	242
Accrued pension/ERO costs	902	962
Loss on investments, net	783	564
Accrued compensation costs	697	274
Inventory reserves	80	152
Asset retirement obligations	3,131	2,688
Allowance for doubtful accounts	320	173
Other, net	256	238
Total gross deferred tax assets	7,991	7,073
Less valuation allowance	(518)	(629)
Net deferred tax assets	7,473	6,444

Deferred tax liabilities:
Plant and equipment, including intangibles	58,593	41,592
Deferred activation charges	53	52
Total gross deferred tax liabilities	58,646	41,644
Net deferred tax liabilities	$51,173	$$35,200

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it more likely than not that the state net operating loss carry-forwards from its Converged Services segment will not be realized. Primarily as a result of the sales of service contracts and assets described above (see Note 2), the valuation allowance has been reduced by $111 thousand during 2011, bringing the total valuation allowance to $518 thousand at December 31, 2011.  The Company has generated net operating loss carry-forwards of approximately $13.4 million from its operations in several states. These carry-forwards expire at varying dates beginning in the year 2019 and ending in 2031.

A Federal net operating loss was generated in 2011 in the amount of $25 million, which is primarily attributable to 100% bonus depreciation.  The Federal net operating loss expires in 2031, but is expected to be fully realized with a carryback refund claim.

As of December 31, 2011 and 2010, the Company had no unrecognized tax benefits.  It is the Company’s policy to record interest and penalties related to unrecognized tax benefits in income before taxes.

The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2008 are no longer subject to examination.  The Company is under audit in the state of Maryland for the 2007, 2008 and 2009 tax years, which is estimated to begin in May, 2012.  The Company is under audit in the state of Pennsylvania for the 2009 tax year, which is estimated to begin in December, 2012.  No other state or federal income tax audits were in process as of December 31, 2011.

Note 7.  Significant Contractual Relationship

In 1999, the Company executed a Management Agreement (the “Agreement”) with Sprint Nextel whereby the Company committed to construct and operate a PCS network using CDMA air interface technology.  Under the Agreement, the Company is the exclusive PCS Affiliate of Sprint Nextel providing wireless mobility communications network products and services on the 1900 MHz band in its territory which extends from Altoona, York and Harrisburg, Pennsylvania, and south along the Interstate 81 corridor through Western Maryland, the panhandle of West Virginia, to Harrisonburg, Virginia.  The Company is authorized to use the Sprint brand in its territory, and operate its network under the Sprint Nextel radio spectrum license.  As an exclusive PCS Affiliate of Sprint Nextel, the Company has the exclusive right to build, own and maintain its portion of Sprint Nextel’s nationwide PCS network, in the aforementioned areas, to Sprint Nextel's specifications.  The initial term of the Agreement is for 20 years and is automatically renewable for three 10-year options, unless terminated by either party under provisions outlined in the Agreement; the Agreement has been amended several times, most recently during 2011.  Upon non-renewal by either party, the Company has either the right or the obligation to sell the business at 80% of “Entire Business Value” (“EBV”) as defined in the Agreement.  EBV is defined as i) the fair market value of a going concern paid by a willing buyer to a willing seller; ii) valued as if the business will continue to utilize existing brands and operate under existing agreements; and, iii) valued as if Manager (Shentel)  owns the spectrum.  Determination of EBV is made by an independent appraisal process.

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

The Company recognizes amortization on the $6.9 million capitalized purchase price of the acquired subscriber base for the 50,000 acquired Virgin Mobile subscribers.  The amortization of the acquired subscriber base will approximate the life of the customers acquired, gradually decreasing over the expected four year life of this asset.

On February 1, 2012, the Company signed Addendum XII to its Affiliate Agreement with Sprint Nextel that paves the way to building a 4G LTE network in the Company’s service area.  The Company will mirror Sprint’s Network Vision architecture using Alcatel Lucent equipment.

In addition to adding 4G services to the Company’s network, the Addendum gives the Company access to additional 1900 and 800 MHz spectrum, extends the initial term of the contract five years from 2019 to 2024 and increases the cap on the Net Service Fee from 12% to 14% on July 1, 2013.

The Sprint Nextel agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements.  The Company was in compliance in all material respects with these requirements as of December 31, 2011.

Note 8.  Related Party Transactions

ValleyNet, an equity method investee of the Company, resells capacity on the Company’s fiber network under an operating lease agreement.  Facility lease revenue from ValleyNet was approximately $3.1 million, $3.3 million and $3.5 million in the years ended December 31, 2011, 2010 and 2009, respectively.  At December 31, 2011 and 2010, the Company had accounts receivable from ValleyNet of approximately $0.2 million and $0.3 million, respectively.  The Company's PCS operating subsidiary leases capacity through ValleyNet.  Payment for usage of these facilities was $0.8 million, $0.8 million and $1.3 million in the years ended December 31, 2011, 2010 and 2009, respectively.

Note 9.  Retirement Plans

The Company maintains a defined contribution 401(k) plan.  The Company previously maintained a noncontributory defined benefit pension plan which was frozen as of January 31, 2007.  The Company received a favorable determination letter from the IRS in February 2010 and settled and terminated the defined benefit pension plan during the second quarter of 2010.

The following table presents the defined benefit plan's funded status and amounts recognized in the Company's consolidated financial statements.

2010
Change in benefit obligation:	(in thousands)
Benefit obligation, beginning	$11,887
Interest cost	96
Actuarial (gain) loss	257
Benefits paid	(12,240)
Benefit obligation, ending	-

Change in plan assets:
Fair value of plan assets, beginning	11,252
Actual return on plan assets	1
Benefits paid	(12,240)
Contributions made	987
Fair value of plan assets, ending	-

Funded status	-
Unrecognized net loss	-
Accrued benefit cost	$-

Components of net periodic benefit costs:
	2010	2009
Interest cost	$96	$512
Expected return on plan assets	-	(579)
Amortization of net loss	41	26
Net periodic benefit cost	$137	$(41)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of net loss	(41)	(26)
Net loss (gain) for the period	257	(47)
Settlement charge	(3,580)	-
Total recognized in net periodic benefit cost and other comprehensive income	$(3,227)	$(114)

Weighted average assumptions used by the Company in the determination of net pension cost for the year ended December 31, 2009 were as follows:

2009
Discount rate	4.52%
Rate of increase in compensation level	-%
Expected long-term rate of return on plan assets	6.50%

Contributions

The Company received approval from the IRS to terminate the plan and completed the settlement of benefits and termination of the plan in June 2010.  The Company contributed approximately $1.0 million to the plan, and distributed approximately $12.2 million to participants, mostly during the second quarter of 2010.  Distributions included lump sum payments to individual participants, rollovers to other qualified plans, and purchases of non-participating annuities.  The Company contributed $1.5 million to the plan during the year ended December 31, 2009.

The Company's matching and employer discretionary contributions to the defined contribution 401(k) plan were approximately $1.9 million, $1.5 million and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The Company contributed $67,000 and $122,000 to the participants’ accounts under the SERP during 2010 and 2009, respectively.  At December 31, 2011 and 2010, the total liability due to participants in the SERP was $2.2 million and $2.3 million, respectively.

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

Note 10.  Stock Incentive Plans

The Company maintains two shareholder-approved Company Stock Incentive Plans providing for the grant of equity based incentive compensation to essentially all employees.  The 1995 Plan authorized grants of up to 1,440,000 shares of common stock over a ten-year period beginning in 1996. The term of the 1995 Plan expired in February of 2006.  The 2005 Plan authorizes grants of up to 1,440,000 shares over a ten-year period beginning in 2005.  Under both Plans, grants may take the form of stock awards, awards of options to acquire stock, stock appreciation rights, and other forms of equity based compensation.  Prior to 2007, most awards were granted in the form of options to acquire stock; since 2007, both options to acquire stock and stock awards were granted.  The option price for all grants has been the current market price at the time of the grant.

Option Awards

During 2011 and 2010, the Company granted stock options to certain management employees.  These grants consisted of incentive and non-qualified stock options, vesting 25% annually on the first through fourth anniversaries of the grant date, and having a maximum ten year life.  During 2009, the Company granted stock options to all employees with more than one year of service at the date of grant.  This grant consisted of incentive and non-qualified stock options, vesting 20% annually on the first through fifth anniversaries of the grant date, and having a maximum seven year life.

The fair values of these grants were estimated at the respective grant dates using a Black-Scholes option-pricing model with the following assumptions:

	2011	2010	2009
Dividend rate	1.99%	1.90%	1.09%
Risk-free interest rate	2.73%	2.45%	1.88%
Expected lives of options	6.25 years	6.25 years	5 years
Price volatility	38.45%	39.48%	40.87%

Volatility is based on the historical volatility of the price of the Company’s stock over the expected term of the options. The expected term represents the period of time that the options granted are expected to be outstanding. The risk free rate is based on the U.S. Treasury yield curve, in effect at the date the fair value of the options is calculated, with an equivalent term.

Management has made an estimate of expected forfeitures and recognizes compensation costs only for those awards expected to vest.  Compensation cost recognized in 2011, 2010 and 2009 totaled $601 thousand, $501 thousand and $555 thousand, respectively, and the income tax benefit for option-based compensation arrangements recognized in 2011, 2010 and 2009 was $80 thousand, $35 thousand and $26 thousand, respectively.

A summary of outstanding options at December 31, 2011, 2010 and 2009 and changes during the years ended on those dates is as follows:

	Options	Weighted Average Grant Price Per Option	Fair Value Per Option

Outstanding December 31, 2008	224,925	$12.20

Granted	169,047	25.26	$8.73
Cancelled	(9,780)	25.26
Exercised	(45,710)	8.92
Outstanding December 31, 2009	338,482	18.79

Granted	69,222	16.50	$5.70
Cancelled	(7,381)	25.26
Exercised	(59,215)	10.10
Outstanding December 31, 2010	341,108	19.69

Granted	81,343	16.58	$5.62
Cancelled	(10,557)	21.87
Exercised	(5,000)	7.34
Outstanding December 31, 2011	406,894	$19.16

There were options for 406,894 shares outstanding at December 31, 2011 at a weighted average exercise price of $19.16 per share, an aggregate intrinsic value of $0.2 million and a weighted-average remaining contractual life of 5.4 years.  There were options for 152,560 shares exercisable at December 31, 2011 at a weighted average exercise price of $17.24 per share, an aggregate intrinsic value of $0.2 million and a weighted-average remaining contractual life of 3.6 years.  The aggregate intrinsic value represents the total pretax intrinsic value of in-the-money options, based on the Company’s closing stock price of $10.48 as of December 31, 2011.

During 2011, the total fair value of options vested was $0.5 million; the total intrinsic value of options exercised was $16 thousand.  The total cash received as a result of employee stock option exercises was $37 thousand.  No actual tax benefit was realized for this exercise.

As of December 31, 2011, the total compensation cost related to non-vested options not yet recognized is $0.7 million which will be recognized over a weighted-average period of 2.6 years.

Stock Awards

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

The Company estimated expected forfeitures of 40% for management shares and 35% for employee shares.  Through December 31, 2007, 1,324 employee shares were forfeited due to employees’ termination of employment; an additional 6,573 employee shares and 1,992 management shares were forfeited during the year ended December 31, 2008; and 1,544 employee shares and 751 management shares were forfeited during the year ended December 31, 2009.  During 2010, an additional 2,531 employee shares were forfeited; no management shares were forfeited during 2010.  During 2011, an additional 2,560 employee shares were forfeited; no management shares were forfeited during 2011.  During 2011, the Company revised its estimate of management share forfeitures to 15%, adding $48 thousand to recorded compensation expense.

In June 2010, the Company made grants of non-vested shares to 16 management employees.  The Company granted 34,142 shares.  The shares vest 25% annually.  The award was valued at the market price of the Company’s common stock on the date of grant ($16.50 per share).  Subsequently, one recipient surrendered 730 shares upon termination of employment in 2010, and an additional 1,270 shares were surrendered in 2011.  The Company also made a grant of non-vested shares to the non-employee members of the Company’s Board of Directors.  The Company granted 7,272 shares, valued at the market price of the Company’s common stock on the grant date ($16.50 per share).  The shares vest 33% annually.  During 2011, 8,348 shares and 2,424 shares were vested and distributed from these grants to management employees and non-employee members of the Board of Directors, respectively.

In February 2011, the Company made grants of non-vested shares to 18 management employees.  The Company granted 54,075 shares.  The shares vest 25% annually.  The award was valued at the market price of the Company’s common stock on the date of grant ($16.58 per share).  Subsequently, one recipient surrendered 2,453 shares upon termination of employment.  The Company also made a grant of non-vested shares to the non-employee members of the Company’s Board of Directors.  The Company granted 8,448 shares, valued at the market price of the Company’s common stock on the grant date ($16.58 per share).  The shares vest 33% annually.

In April 2011, the Company made grants of non-vested shares to selected other employees.  The Company granted 16,184 shares, of which 8,159 were vested and distributed immediately.  The remaining shares vest in various schedules over the next four years.  The award was valued at the market price of the Company’s common stock on the date of grant ($18.06 per share).  Subsequently, 450 unvested shares were surrendered upon termination of employment.

The following table recaps the share grant activity described above:

Shares

Outstanding December 31, 2008	58,241

Granted	-
Cancelled	(2,295)
Vested and issued	-
Outstanding December 31, 2009	55,946

Granted	41,415
Cancelled	(3,261)
Vested and issued	-
Outstanding December 31, 2010	94,100

Granted	78,707
Cancelled	(6,733)
Vested and issued	(18,931)
Outstanding December 31, 2011	147,143

Compensation cost recognized for share awards during 2011, 2010 and 2009, was $1.1 million, $0.3 million and $0.1 million, respectively.  The income tax benefit for share-based compensation arrangements was $0.4 million, $0.1 million, and $39 thousand for 2011, 2010 and 2009.

Note 11.  Major Customer

The Company has one major customer relationship that is a significant source of revenue.  Approximately 55% of total operating revenues for the year ended December 31, 2011, 60% of total operating revenues for the year ended December 31, 2010, and 63% of total operating revenues for the year ended December 31, 2009 were generated by or through Sprint Nextel and its customers using the Company's portion of Sprint Nextel’s nationwide PCS network.  No other customer relationship generated more than 2.5% of the Company’s total operating revenues for the years ended December 31, 2011, 2010 or 2009.

Note 12.   Shareholder Rights Plan

Effective as of February 8, 2008, the Board of Directors adopted a Shareholder Rights Plan to replace an expiring plan which was adopted in 1998.  Under certain circumstances, holders of each right (granted at one right per share of outstanding common stock) will be entitled to purchase for $40 one half a share of the Company’s common stock (or, in certain circumstances, $80 worth of cash, property or other securities of the Company for $40). The rights are neither exercisable nor traded separately from the Company’s common stock. The rights are only exercisable if a person or group becomes or attempts to become, the beneficial owner of 15% or more of the Company’s common stock. Under the terms of both Shareholder Rights Plans, such a person or group would not be entitled to the benefits of the rights.  The new Shareholder Rights Plan provides that the Board of Directors may redeem the outstanding rights at any time for $.001 per right, and except with respect to the redemption price of the rights, any of the provisions of the Rights Agreement may be amended by the Board of Directors of the Company.  The new Shareholder Rights Plan provides for the Board of Directors to appoint a committee (the “TIDE Committee”) that is comprised of independent directors of the Company to review and evaluate the Shareholder Rights Plan in order to consider whether it continues to be in the interest of the Company and its shareholders at least every three years.  Following each such review, the TIDE Committee will communicate its conclusions to the full Board of Directors, including any recommendation as to whether the Shareholder Rights Plan should be modified or the Rights should be redeemed.  In January 2011, the TIDE Committee recommended to the full Board of Directors, and the Board of Directors approved, that the Shareholder Rights Plan be maintained as originally adopted.

Note 13.  Lease Commitments

The Company leases land, buildings and tower space under various non-cancelable agreements, which expire between the years 2012 and 2051 and require various minimum annual rental payments.  These leases typically include renewal options and escalation clauses. In general, tower leases have five or ten year initial terms with four renewal terms of five years each. The other leases generally contain certain renewal options for periods ranging from five to twenty years.

Future minimum lease payments under non-cancelable operating leases, including renewals that are reasonably assured at the inception of the lease, with initial variable lease terms in excess of one year as of December 31, 2011 are as follows:

Year Ending	Amount
(in thousands)
2012	$9,948
2013	9,496
2014	9,195
2015	8,781
2016	8,304
2017 and beyond	39,563
$85,287

The Company’s total rent expense was $12.4 million, $11.2 million, and $7.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As lessor, the Company has leased buildings, tower space and telecommunications equipment to other entities under various non-cancelable agreements, which require various minimum annual payments.  The total minimum rental receipts at December 31, 2011 are as follows:

Year Ending	Amount
(in thousands)
2012	$5,114
2013	4,156
2014	3,714
2015	3,156
2016	1,294
2017 and beyond	10,073
$27,507

The Company’s total rent income was $12.7 million, $11.9 million, and $10.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Total rent income includes month-to-month leases which are excluded from the table above.

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

Operating revenues reported in the consolidated statements of income for the year ended December 31, 2010 included revenues of $18.9 million related to the former JetBroadBand entity.  The amount of earnings before income taxes related to the former JetBroadBand entity is not readily determinable due to intercompany transactions and allocations that have occurred in connection with the operations of the combined company.

Note 15.  Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers.  The Company has three reportable segments, which the Company operates and manages as strategic business units organized by lines of business: (1) Wireless, (2) Wireline, and (3) Cable.   A fourth segment, Other, primarily includes Shenandoah Telecommunications Company, the parent holding company as well as certain general and administrative costs historically charged to Converged Services that cannot be allocated to discontinued operations.

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

The Cable segment provides video, internet and voice services in Virginia, West Virginia and Maryland.  It includes the operations acquired from JetBroadband, LLC, since July 30, 2010, and the operations acquired from Suddenlink since November 30, 2010.

Selected financial data for each segment is as follows:

Year ended December 31, 2011 (In thousands)	Wireless	Wireline	Cable	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$137,118	$14,428	$59,051	$-	$-	$210,597
Other revenues	13,129	18,686	8,733	-	-	40,548
Total external revenues	150,247	33,114	67,784	-	-	251,145
Internal revenues	3,191	16,414	276	-	(19,881)	-
Total operating revenues	153,438	49,528	68,060	-	(19,881)	251,145

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	56,705	19,702	47,417	125	(17,309)	106,640
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	29,455	7,528	18,827	3,207	(2,572)	56,445
Depreciation and amortization	23,906	8,453	23,198	213	-	55,770
Total operating expenses	110,066	35,683	89,442	3,545	(19,881)	218,855
Operating income (loss)	$43,372	$13,845	$(21,382)	$(3,545)	$-	$32,290

Year ended December 31, 2010 (In thousands)	Wireless	Wireline	Cable	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$111,279	$14,241	$32,527	$-	$-	$158,047
Other revenues	13,575	19,343	4,241	-	-	37,159
Total external revenues	124,854	33,584	36,768	-	-	195,206
Internal revenues	3,034	13,617	51	-	(16,702)	-
Total operating revenues	127,888	47,201	36,819	-	(16,702)	195,206

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	44,794	17,503	26,904	226	(14,754)	74,673
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	21,558	8,845	13,858	3,259	(1,948)	45,572
Depreciation and amortization	23,187	7,883	11,314	246	-	42,630
Total operating expenses (1)	89,539	34,231	52,076	3,731	(16,702)	162,875
Gain on sale of directory	-	4,000	-			4,000
Operating income (loss)	$38,349	$16,970	$(15,257)	$(3,731)	$-	$36,331

(1)	Total operating expenses for 2010 includes $3.8 million of expense, pre-tax, resulting from the settlement of the qualified pension plan and curtailment of the SERP during the second quarter of 2010.

Year ended December 31, 2009 (In thousands)	Wireless	Wireline	Cable	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$102,196	$13,296	$14,568	$-	$-	$130,060
Other revenues	10,839	18,754	1,282	-	-	30,875
Total external revenues	113,035	32,050	15,850	-	-	160,935
Internal revenues	2,660	13,013	32	-	(15,705)	-
Total operating revenues	115,695	45,063	15,882	-	(15,705)	160,935

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	38,129	16,773	12,731	310	(13,730)	54,213
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	17,098	7,397	5,408	3,224	(1,975)	31,152
Depreciation and amortization	20,293	8,317	3,700	320	-	32,630
Total operating expenses	75,520	32,487	21,839	3,854	(15,705)	117,995
Operating income (loss)	$40,175	$12,576	$(5,957)	$(3,854)	$-	$42,940

A reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before income taxes is as follows:

	Years Ended December 31,
(In thousands)	2011	2010	2009
Total consolidated operating income	$32,290	$36,331	$42,940
Interest expense	(8,289)	(4,716)	(1,361)
Non-operating income, net	204	552	1,083
Income from continuing operations before income taxes	$24,205	$32,167	$42,662

The Company’s assets by segment are as follows:

(In thousands)	December 31, 2011	December 31, 2010

Wireless	$147,093	$124,854
Wireline	84,456	78,552
Cable	212,683	208,039
Other (includes assets held for sale)	381,230	393,340
Combined totals	825,462	804,785
Inter-segment eliminations	(345,483)	(338,348)
Consolidated totals	$479,979	$466,437

Note 16.  Quarterly Results (unaudited)

The following table shows selected quarterly results for the Company.
(in thousands except per share data)

For the year ended December 31, 2011	First	Second	Third	Fourth	Total
Operating revenues	$60,428	$61,555	$62,657	$66,505	$251,145
Operating income	7,091	7,994	9,170	8,035	32,290
Net income from continuing operations	3,060	3,038	3,615	3,825	13,538
Net income	3,027	2,992	3,002	3,972	12,993

Net income from continuing operations per share – basic and diluted	$0.13	$0.13	$0.15	$0.16	$0.57
Net income per share – basic and diluted	0.13	0.13	0.13	0.16	0.55

For the year ended December 31, 2010	First	Second	Third	Fourth	Total
Operating revenues	$41,597	$42,361	$53,233	$58,015	$195,206
Operating income	11,518	7,790	9,586	7,437	36,331
Net income from continuing operations	6,581	4,513	4,205	3,475	18,774
Net income (loss)	6,754	4,572	4,034	2,715	18,075

Net income from continuing operations per share – basic and diluted	$0.28	$0.19	$0.17	$0.15	$0.79
Net income per share – basic and diluted	0.29	0.19	0.17	0.11	0.76

Exhibits Index

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Shenandoah Telecommunications Company filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2007.

3.2	Shenandoah Telecommunications Company Bylaws, as amended, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 16, 2009.

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

10.25	Description of the Shenandoah Telecommunications Company Incentive Plan filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K dated January 21, 2005.

10.26	Description of Compensation of Non-Employee Directors. Filed as Exhibit 10.26 to the Company’s Current Report on Form 8-K dated May 4, 2005.

10.27	Description of Management Compensatory Plans and Arrangements. Filed as Exhibit 10.27 to the Company’s Current Report on Form 8-K dated April 20, 2005.

10.28	2005 Stock Incentive Plan filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-127342).

10.29	Form of Incentive Stock Option Agreement under the 2005 Stock Incentive Plan. Filed as Exhibit 10.29 to the Company’s Report on Form 10-K for the year ended December 31, 2005.

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

10.48
Third Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q dated August 8, 2011.

10.49
Letter Agreement modifying section 10.2.7.2 of Addendum X dated March 15, 2010 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q dated August 8, 2011.

10.50
Fourth Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q dated August 8, 2011.

10.51
Addendum XII dated February 1, 2012 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.51 to the Company’s Current Report on Form 8-K dated February 2, 2012.

10.52
Fifth Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.52 to the Company’s Current Report on Form 8-K dated February 2, 2012.

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

* Filed herewith