Form 10-Q
period 2012-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2012-05-09
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s common stock outstanding on April 26, 2012 was 23,849,226.

---------------------------------

SHENANDOAH TELECOMMUNICATIONS COMPANY
INDEX

		Page Numbers

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets March 31, 2012 and December 31, 2011	3-4

	Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2012 and 2011	5

	Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Three Months Ended March 31, 2012 and the Year Ended December 31, 2011	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011	7-8

	Notes to Unaudited Condensed Consolidated Financial Statements	9-12

Item 2 .	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	28

	Signatures	29

	Exhibit Index	30

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	March 31, 2012	December 31, 2011

Current Assets
Cash and cash equivalents	$19,643	$15,874
Accounts receivable, net	22,242	21,483
Income taxes receivable	1,347	12,495
Materials and supplies	7,258	7,469
Prepaid expenses and other	5,433	3,844
Assets held for sale	919	2,797
Deferred income taxes	130	502
Total current assets	56,972	64,464

Investments, including $1,986 and $2,160 carried at fair value	8,446	8,305

Property, plant and equipment, net	311,531	310,754

Other Assets
Intangible assets, net	79,474	81,346
Cost in excess of net assets of businesses acquired	10,962	10,962
Deferred charges and other assets, net	4,220	4,148
Net other assets	94,656	96,456
Total assets	$471,605	$479,979

See accompanying notes to unaudited condensed consolidated financial statements.

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	March 31, 2012	December 31, 2011

Current Liabilities
Current maturities of long-term debt	$21,916	$21,913
Accounts payable	9,569	11,708
Advanced billings and customer deposits	11,108	10,647
Accrued compensation	2,128	2,094
Liabilities held for sale	42	267
Accrued liabilities and other	8,302	8,950
Total current liabilities	53,065	55,579

Long-term debt, less current maturities	153,224	158,662

Other Long-Term Liabilities
Deferred income taxes	46,034	51,675
Deferred lease payable	4,296	4,174
Asset retirement obligations	7,693	7,610
Other liabilities	4,845	4,620
Total other liabilities	62,868	68,079

Commitments and Contingencies

Shareholders’ Equity
Common stock	22,366	22,043
Retained earnings	180,082	175,616
Total shareholders’ equity	202,448	197,659

Total liabilities and shareholders’ equity	$471,605	$479,979

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011

Operating revenues	$68,823	$60,428

Operating expenses:

Cost of goods and services, exclusive of depreciation and amortization shown separately below	29,029	26,061
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	15,170	13,338
Depreciation and amortization	15,807	13,938
Total operating expenses	60,006	53,337
Operating income	8,817	7,091

Other income (expense):
Interest expense	(1,795)	(1,819)
Gain (loss) on investments, net	471	(125)
Non-operating income, net	188	218
Income from continuing operations before income taxes	7,681	5,365

Income tax expense	3,273	2,305
Net income from continuing operations	4,408	3,060
Income (loss) from discontinued operations, net of tax (expense) benefit of $(38) and $22, respectively	58	(33)
Net income	$4,466	$3,027

Basic and diluted income (loss) per share:

Net income from continuing operations	$0.19	$0.13
Net earnings (loss) from discontinued operations	-	-
Net income	$0.19	$0.13

Weighted average shares outstanding, basic	23,843	23,767

Weighted average shares, diluted	23,868	23,849

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Total

Balance, December 31, 2010	23,767	$19,833	$170,472	$190,305

Net income	-	-	12,993	12,993
Dividends declared ($0.33 per share)	-	-	(7,849)	(7,849)
Dividends reinvested in common stock	51	529	-	529
Stock-based compensation	-	1,718	-	1,718
Common stock issued through exercise of incentive stock options	5	37	-	37
Common stock issued for share awards	19	-	-	-
Common stock issued	1	13	-	13
Common stock repurchased	(5)	(92)	-	(92)
Net excess tax benefit from stock options exercised and stock awards	-	5	-	5

Balance, December 31, 2011	23,838	$22,043	$175,616	$197,659

Net income	-	-	4,466	4,466
Stock-based compensation	-	403	-	403
Common stock issued for share awards	16	-	-	-
Common stock repurchased	(5)	(47)	-	(47)
Common stock issued	-	2	-	2
Net tax deficiency from stock awards	-	(35)	-	(35)

Balance, March 31, 2012	23,849	$22,366	$180,082	$202,448

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2012	2011

Cash Flows From Operating Activities
Net income	$4,466	$3,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,929	10,898
Amortization	1,878	3,040
Provision for bad debt	624	1,284
Stock based compensation expense	403	310
Deferred income taxes	(5,304)	(1,341)
Net loss on disposal of equipment	55	53
Realized (gain) loss on disposal of investments	(48)	27
Unrealized (gains) on investments	(161)	(98)
Net (gain) loss from patronage and equity investments	(343)	186
Other	229	25
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(704)	(20)
Materials and supplies	211	1,450
Income taxes receivable	11,147	2,576
Increase (decrease) in:
Accounts payable	(2,095)	(3,617)
Deferred lease payable	122	107
Income taxes payable	-	539
Other prepaids, deferrals and accruals	(1,959)	(495)
Net cash provided by operating activities	$22,450	$17,951

Cash Flows From Investing Activities
Purchase and construction of property, plant and equipment	$(14,831)	$(16,121)
Proceeds from sales of assets	1,146	-
Proceeds from sale of equipment	71	70
Purchase of investment securities	-	(84)
Proceeds from sale of investment securities	412	317

Net cash used in investing activities	$(13,202)	$(15,818)

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2012	2011

Cash Flows From Financing Activities
Principal payments on long-term debt	$(5,434)	$(3,032)
Repurchases of stock	(47)	-
Proceeds from sale of stock	2	4

Net cash used in financing activities	$(5,479)	$(3,028)

Net increase (decrease) in cash and cash equivalents	$3,769	$(895)

Cash and cash equivalents:
Beginning	15,874	27,453
Ending	$19,643	$26,558

Supplemental Disclosures of Cash Flow Information
Cash paid (received) for:
Interest	$1,636	$1,988

Income taxes	$(2,532)	$509

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The interim condensed consolidated financial statements of Shenandoah Telecommunications Company and Subsidiaries (collectively, the “Company”) are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein.  All such adjustments were of a normal and recurring nature.  These statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The balance sheet information at December 31, 2011 was derived from the audited December 31, 2011 consolidated balance sheet. Operating revenues and income from operations for any interim period are not necessarily indicative of results that may be expected for the entire year.

2.  Discontinued Operations

In September 2008, the Company announced its intention to sell its Converged Services operation, and the related assets and liabilities were reclassified as held for sale in the consolidated balance sheet and the historical operating results were reclassified as discontinued operations.  Depreciation and amortization on long-lived assets was also discontinued.  During 2009, 2010 and 2011, the Company recorded impairment charges totaling $20.0 million ($12.2 million, net of tax).  Most of the impairment charge was recorded in 2009.

In several transactions during 2011, the Company sold service contracts and related equipment for Converged Services’ properties to third-party purchasers, receiving cash proceeds of $3.0 million (with an additional $2.3 million in proceeds placed in escrow).  The total proceeds approximated the carrying value of the assets sold in each transaction.

During the first quarter of 2012, the Company sold service contracts and related equipment for Converged Services’ properties to third party purchasers, receiving cash proceeds of $1.1 million, with an additional $0.4 million placed in escrow.  The total proceeds approximated the carrying value of the assets sold.

At March 31, 2012, the Company had signed contracts with purchasers covering the remaining assets held for sale.  The Company is working with property owners, where required, to obtain needed consents to transfer service and complete the sale transactions.  The Company expects to receive such consents and complete these transactions in the next 60 to 90 days and complete the disposition of Converged Services.

Assets and liabilities held for sale consisted of the following:

	March 31, 2012	December 31, 2011
Assets held for sale:
Property, plant and equipment, net	$871	$2,424
Other assets	48	373
	$919	$2,797
Liabilities:
Other liabilities	$42	$267

Discontinued operations included the following amounts of operating revenue and income (loss) before income taxes:

	Three Months Ended March 31,
	2012	2011
Operating revenues	$765	$3,306
Earnings (loss) before income taxes	$97	$(55)

Index

3.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31, 2012	December 31, 2011
Plant in service	$545,069	$536,267
Plant under construction	17,075	12,389
	562,144	548,656
Less accumulated amortization and depreciation	250,613	237,902
Net property, plant and equipment	$311,531	$310,754

During the first quarter of 2012, the Company entered into agreements with Sprint Nextel and Alcatel-Lucent to begin updating the Company’s Wireless network.  The update will use base station equipment to be acquired from Alcatel-Lucent in conjunction with Sprint Nextel’s wireless network upgrade plan known as Network Vision.  Beginning in the second quarter of 2012, the Company will begin replacing cell site equipment at a number of its cell sites.  The Company expects to replace all of its existing cell site equipment by the end of 2013.  The Company has accelerated depreciation on these assets so that net book value at time of trade-in will equal the expected value to be realized upon trade-in.  Accumulated amortization and depreciation shown above as of March 31, 2012, includes approximately $2.0 million of accelerated expense.

4.  Earnings per share

Basic net income (loss) per share was computed on the weighted average number of shares outstanding.  Diluted net income (loss) per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options.  Of 600 thousand and 533 thousand shares and options outstanding at March 31, 2012 and 2011, respectively, 424 thousand and 219 thousand were anti-dilutive, respectively.  These options have been excluded from the computations of diluted earnings per share for their respective period.  There were no adjustments to net income for either period.

5.  Investments Carried at Fair Value

Investments include $2.0 million and $2.2 million of investments carried at fair value as of March 31, 2012 and December 31, 2011, respectively, consisting of equity, bond and money market mutual funds.  These investments were acquired under a rabbi trust arrangement related to a non-qualified supplemental retirement plan maintained by the Company.  During the three months ended March 31, 2012, the Company recognized $48 thousand in net gains on dispositions of investments, recognized $18 thousand in dividend and interest income from investments, and recognized net unrealized gains of $161 thousand on these investments.  The Company also received $402 thousand distributed from the rabbi trust in connection with a payout from the non-qualified supplemental retirement plan to a participant.  Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds.

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

Index

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

Selected financial data for each segment is as follows:

Three months ended March 31, 2012 (In thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$38,403	$16,052	$3,868	$-	$-	$58,323
Other	3,451	2,456	4,593	-	-	10,500
Total external revenues	41,854	18,508	8,461	-	-	68,823
Internal revenues	815	75	4,449	-	(5,339)	-
Total operating revenues	42,669	18,583	12,910	-	(5,339)	68,823

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	16,393	12,226	5,229	17	(4,836)	29,029
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,994	5,047	1,717	915	(503)	15,170
Depreciation and amortization	7,757	5,852	2,173	25	-	15,807
Total operating expenses	32,144	23,125	9,119	957	(5,339)	60,006
Operating income (loss)	10,525	(4,542)	3,791	(957)	-	8,817

Three months ended March 31, 2011 (In thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$32,204	$14,461	$3,585	$-	$-	$50,250
Other	3,475	2,033	4,670	-	-	10,178
Total external revenues	35,679	16,494	8,255	-	-	60,428
Internal revenues	790	37	3,828	-	(4,655)	-
Total operating revenues	36,469	16,531	12,083	-	(4,655)	60,428

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	13,614	11,924	4,533	33	(4,043)	26,061
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	6,545	4,629	1,801	975	(612)	13,338
Depreciation and amortization	6,235	5,698	1,949	56	-	13,938
Total operating expenses	26,394	22,251	8,283	1,064	(4,655)	53,337
Operating income (loss)	10,075	(5,720)	3,800	(1,064)	-	7,091

Index

A reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before income taxes is as follows:

	Three Months Ended March 31,
	2012	2011
Total consolidated operating income	$8,817	$7,091
Interest expense	(1,795)	(1,819)
Non-operating income (expense), net	659	93
Income from continuing operations before income taxes	$7,681	$5,365

The Company’s assets by segment are as follows:

(In thousands)	March 31, 2012	December 31, 2011

Wireless	$124,233	$147,093
Cable	218,393	212,683
Wireline	81,651	84,456
Other (includes assets held for sale)	406,451	381,230
Combined totals	830,728	825,462
Inter-segment eliminations	(359,123)	(345,483)
Consolidated totals	$471,605	$479,979

8.  Income Taxes

The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2008 are no longer subject to examination. The Company is under audit in the state of Maryland for the 2007, 2008 and 2009 tax years, and in the state of Pennsylvania for the 2009 tax year.  No other state or federal income tax audits were in process as of March 31, 2012.

9.  Long-Term Debt

As of March 31, 2012 and December 31, 2011, the Company’s outstanding long-term debt consisted of the following:

(In thousands)
	March 2012	December 2011

CoBank (fixed term loan)	$3,881	$4,524
Term Loan A	170,820	175,565
Other debt	439	486
	175,140	180,575
Current maturities	21,916	21,913
Total long-term debt	$153,224	$158,662

As of March 31, 2012, the Company was in compliance with the covenants in its Credit Agreement.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements.  All statements regarding Shenandoah Telecommunications Company’s expected future financial position and operating results, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements.  We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct.  The Company’s actual results could be materially different from its expectations because of various factors, including those discussed below and under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2011.  The following management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2011, including the financial statements and related notes included therein.

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries.  These subsidiaries provide wireless personal communications services (as a Sprint PCS Affiliate of Sprint Nextel), local exchange telephone services, video, Internet and data services, long distance, fiber optics facilities, and leased tower facilities. The Company has the following three reporting segments, which it operates and manages as strategic business units organized by lines of business:

*
The Wireless segment provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, as a Sprint PCS Affiliate of Sprint Nextel.  This segment also owns cell site towers built on leased land, and leases space on these towers to both affiliates and non-affiliated service providers.

*	The Cable segment provides video, internet and voice services in franchise areas in Virginia, West Virginia and Maryland.

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

In September 2008, the Company announced its intention to sell its Converged Services operation, and the related assets and liabilities were reclassified as held for sale in the consolidated balance sheet and the historical operating results were reclassified as discontinued operations.  Depreciation and amortization on long-lived assets was also discontinued.  During 2009, 2010 and 2011, the Company recorded impairment charges totaling $20.0 million ($12.2 million, net of tax).  Most of the impairment charge was recorded in 2009.

Index

In several transactions during 2011, the Company sold service contracts and related equipment for Converged Services’ properties to third-party purchasers, receiving cash proceeds of $3.0 million (with an additional $2.3 million in proceeds placed in escrow).  The total proceeds approximated the carrying value of the assets sold in each transaction.  During the first quarter of 2012, the Company sold service contracts and related equipment for Converged Services’ properties to third party purchasers, receiving cash proceeds of $1.1 million, with an additional $0.4 million placed in escrow.  The total proceeds approximated the carrying value of the assets sold.   At March 31, 2012, the Company had signed contracts with purchasers covering the remaining assets held for sale.  The Company is working with property owners, where required, to obtain needed consents to transfer service and complete the sale transactions.  The Company expects to receive such consents and complete these transactions in the next 60 to 90 days and complete the disposition of Converged Services.

During the first quarter of 2012, the Company entered into agreements with Sprint Nextel and Alcatel-Lucent to begin updating the Company’s Wireless network.  The update will use base station equipment to be acquired from Alcatel-Lucent in conjunction with Sprint Nextel’s wireless network upgrade plan known as Network Vision.  Beginning in the second quarter of 2012, the Company will begin replacing cell site equipment at a number of its cell sites.  The Company expects to replace all of its existing cell site equipment by the end of 2013.  The Company has accelerated depreciation on these assets so that net book value at time of trade-in will equal the expected value to be realized upon trade-in.  Depreciation expense for the three months ended March 31, 2012, includes approximately $2.0 million of accelerated depreciation in the Wireless segment.  The Company expects accelerated depreciation expense in the Wireless segment to remain at similar elevated levels through the remainder of 2012, and at lower but still elevated levels in 2013.  The Company also expects Wireless segment operating expenses to begin to increase in the near future as changes to backhaul arrangements and cell site lease agreements take effect.

Results of Operations

Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011

Consolidated Results

The Company’s consolidated results from continuing operations for the first quarter of 2012 and 2011 are summarized as follows:

(in thousands)	Three Months Ended March 31,		Change
	2012	2011	$	%

Operating revenues	$68,823	$60,428	$8,395	13.9
Operating expenses	60,006	53,337	6,669	12.5
Operating income	8,817	7,091	1,726	24.3

Interest expense	(1,795)	(1,819)	24	(1.3)
Other income (expense)	659	93	566	608.6
Income before taxes	7,681	5,365	2,316	43.2
Income tax expense	3,273	2,305	968	42.0
Net income from continuing operations	$4,408	$3,060	$1,348	44.1

Operating revenues

For the three months ended March 31, 2012, operating revenues increased $8.4 million, or 13.9%. Wireless segment revenues increased $6.2 million compared to the first quarter of 2011.  Net postpaid service revenues increased $3.6 million, as data fees on smartphones increased $2.4 million in the 2012 period from 2011’s first quarter, while 5.6% growth in quarter-over-quarter average postpaid subscribers added an additional $1.2 million to net postpaid service revenue.  Net prepaid service revenues grew $2.6 million, or nearly 58%, compared to the 2011 first quarter.  Average prepaid subscribers increased 50.4% in 2012 over 2011. Cable segment revenues increased $2.1 million due to a 7% increase in revenue generating units and a 4% price increase, compared to the first quarter of 2011.

Index

Operating expenses

For the three months ended March 31, 2012, operating expenses increased $6.7 million, or 12.5%, compared to the 2011 period. Wireless segment operating expenses increased $5.8 million, including $1.9 million in higher handset costs, $0.7 million each for network costs and postpaid marketing costs, $0.3 million in prepaid selling costs, $0.2 million in 4G fees, $0.5 million in other sales and marketing costs, and $1.5 million of net incremental depreciation and amortization expense. The increase in depreciation and amortization includes $2.0 million of accelerated depreciation associated with Network Vision upgrades offset by a reduction of $0.4 million in amortization from the acquired prepaid subscribers.  Cable segment operating expenses increased $0.9 million, driven by higher customer acquisition costs and costs to provide expanded service offerings.

Other income (expense)

The increase in other income (expense) resulted primarily from improved investment results in the first quarter of 2012, compared to the first quarter of 2011.

Income tax expense

The Company’s effective tax rate on income from continuing operations decreased from 43.0% in the first quarter of 2011 to 42.6% in the first quarter of 2012 principally due to changes in the mix of taxable income, resulting in a decrease in the effective state tax rate. Corporate changes being undertaken to simplify the Company’s structure are expected to reduce the impact of state taxes on the Company’s overall effective tax rate by 3 percentage points by the end of 2012.

Net income from continuing operations

For the three months ended March 31, 2012, net income from continuing operations increased $1.4 million, or 44.7%, reflecting improvements in cable operations, continued growth in the wireless subscriber base, and increases in revenues.

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

PCS receives revenues from Sprint Nextel for subscribers that obtain service in PCS’s network coverage area.  PCS relies on Sprint Nextel to provide timely, accurate and complete information to record the appropriate revenue for each financial period.  Postpaid revenues received from Sprint Nextel are recorded net of certain fees totaling 20% of net postpaid billed revenue retained by Sprint Nextel.  These fees include an 8% management fee and 12% net service fee.  Sprint Nextel also retains a 6% management fee on prepaid revenues.

Index

The following tables show selected operating statistics of the Wireless segment as of the dates shown:

	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
	2012	2011	2011	2010

Retail PCS Subscribers – Postpaid	250,684	248,620	237,825	234,809
Retail PCS Subscribers – Prepaid	114,384	107,100	80,243	66,956
PCS Market POPS (000) (1)	2,388	2,388	2,360	2,337
PCS Covered POPS (000) (1)	2,055	2,055	2,083	2,049
CDMA Base Stations (sites)	510	509	503	496
EVDO-enabled sites	434	433	390	381
EVDO Covered POPS (000) (1)	2,027	2,027	2,010	1,981
Towers, Company owned	149	149	148	146
Non-affiliate cell site leases	219	219	217	216

	Three Months Ended
	March 31,
	2012	2011

Gross PCS Subscriber Additions – Postpaid	15,966	15,486
Net PCS Subscriber Additions – Postpaid	2,064	3,016
Gross PCS Subscriber Additions – Prepaid	19,364	23,170
Net PCS Subscriber Additions – Prepaid	7,285	13,287
PCS Average Monthly Retail Churn % - Postpaid	1.86%	1.76%
PCS Average Monthly Retail Churn % - Prepaid	3.65%	4.50%

1)
POPS refers to the estimated population of a given geographic area and is based on information purchased from third parties.  Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the Company’s network.

Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011

(in thousands)	Three Months Ended March 31,		Change
	2012	2011	$	%

Segment operating revenues
Wireless service revenue	$38,403	$32,204	$6,199	19.2
Tower lease revenue	2,251	2,177	74	3.4
Equipment revenue	1,530	1,569	(39)	(2.5)
Other revenue	485	519	(34)	(6.6)
Total segment operating revenues	42,669	36,469	6,200	17.0
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	16,393	13,614	2,779	20.4
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,994	6,545	1,449	22.1
Depreciation and amortization	7,757	6,235	1,522	24.4
Total segment operating expenses	32,144	26,394	5,750	21.8
Segment operating income	$10,525	$10,075	$450	4.5

Index

Operating revenues

Wireless service revenue increased $6.2 million, or 19.2%, for the three months ended March 31, 2012, compared to the comparable 2011 period.  Net postpaid service revenues increased $3.6 million, as data fees on smartphones increased $2.4 million in the 2012 period from 2011’s first quarter, while 5.6% growth in quarter-over-quarter average postpaid subscribers added an additional $1.2 million to net postpaid service revenue.  Net prepaid service revenues grew $2.6 million, or nearly 58%, compared to the 2011 first quarter.  Average prepaid subscribers increased 50.4% in 2012 over 2011, with changes in the mix of subscribers (to those with comparatively higher revenue plans) accounting for the remainder of the increase in prepaid service revenues.

Cost of goods and services

Cost of goods and services increased $2.8 million, or 20.4%, in 2012 from the first quarter of 2011.  Postpaid handset costs increased $1.0 million due to the higher subsidy on iPhones, which were not available in early 2011.  Handset costs associated with prepaid customer acquisitions increased $0.9 million. Network costs increased $0.7 million.  Costs for 4G usage paid through Sprint to Clearwire increased $0.2 million.  Network costs are expected to continue to increase due to the temporary need for redundant backhaul circuits during the implementation of the Network Vision plan, as well as to accommodate the expected increase in data volumes.

Selling, general and administrative

Selling, general and administrative costs increased $1.4 million, or 22.1%, in the first quarter of 2012 over the comparable 2011 period.  Costs associated with supporting the existing prepaid subscriber base accounted for $0.7 million of the increase, while advertising and commissions expenses associated with postpaid activities each increased $0.3 million.

Depreciation and amortization

Depreciation and amortization increased $1.5 million in 2012 over the 2011 first quarter, due primarily to $2.0 million of accelerated depreciation on existing assets that will be replaced during Network Vision upgrades. This was offset by a $0.4 million decrease in amortization of the initial purchase cost of acquired prepaid customers, which decreases each month in relation to churn in the initial customer base.  Network Vision-related accelerated depreciation expenses will remain at similarly elevated levels through 2012, and will remain elevated, though at a lower level, in 2013.

Cable

The Cable segment provides analog, digital and high-definition television service under franchise agreements in Virginia, West Virginia and Maryland, as well as internet and voice services in these markets.

The Company has been upgrading its cable systems since early 2009, and by December 2010 had completed upgrades to the systems acquired in late 2008, and as of March 31, 2012, has completed all the upgrades to Virginia markets acquired in 2010.  All remaining markets acquired in 2010, approximately 16 thousand homes passed, are expected to be upgraded before the end of 2012.  The Company has rolled out expanded video, internet and voice services to markets as upgrades have been completed.

Index

The following table shows selected operating statistics of the Cable segment as of the dates shown:

	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2011	Dec. 31, 2010

Homes Passed (1)	182,828	182,156	179,328	178,763
Customer Relationships (2)
Video customers	62,519	62,835	64,497	65,138
Non-video customers	13,611	12,513	10,159	9,074
Total customer relationships	76,130	75,348	74,656	74,212
Video
Revenue generating units (3)	64,532	64,979	66,861	67,235
Penetration (4)	35.3%	35.7%	37.3%	37.6%
Digital video revenue generating units (5)	25,593	25,357	23,278	22,855
Digital video penetration (5)	39.7%	39.0%	34.8%	34.0%
High-speed Internet
Available Homes (6)	156,791	156,119	147,444	144,099
Revenue generating units (3)	38,856	37,021	33,472	31,832
Penetration (4)	24.8%	23.7%	22.7%	22.1%
Voice
Available Homes (6)	143,907	143,235	121,960	118,652
Revenue generating units (3)	10,618	9,881	7,089	6,340
Penetration (4)	7.4%	6.9%	5.8%	5.3%
Total Revenue Generating Units (7)	139,599	137,238	130,700	128,262
Fiber Route Miles (8)	1,998	1,990	1,804	1,389
Total Fiber Miles	35,086	34,772	32,706	31,577

1)
Homes and businesses are considered passed (“homes passed”) if we can connect them to our distribution system without further extending the transmission lines.  Homes passed is an estimate based upon the best available information.

2)	Customer relationships represent the number of customers who receive at least one of our services.
3)
Generally, a dwelling or commercial unit with one or more television sets connected to our distribution system counts as one video customer.  Where services are provided on a bulk basis, such as to hotels and some multi-dwelling units, the revenue charged to the customer is divided by the rate for comparable service in the local market to determine the number of customer equivalents included in the revenue generating unit counts shown above.

4)	Penetration is calculated by dividing the number of revenue generating units by the number of homes passed or available homes, as appropriate.
5)
Digital video revenue generating units are those customers who receive any level of video service via digital transmission.  A dwelling with one or more digital set-top boxes counts as one digital video revenue generating unit.  Digital video penetration is calculated by dividing the number of digital video revenue generating units by total video revenue generating units.

6)
Homes and businesses are considered available (“available homes”) if we can connect them to our distribution system without further extending the transmission lines and if we offer the service in that area.  Homes passed in Shenandoah County are excluded from available homes as we do not offer high-speed internet or voice services over our co-axial distribution network in this market.

7)
Total revenue generating units are the sum of video, digital video, voice and high-speed internet revenue generating units.  Consistent with industry practices, each digital video customer counts as two revenue generating units.

8)
Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance.  For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Index

Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011

(in thousands)	Three Months Ended March 31,		Change
	2012	2011	$	%

Segment operating revenues
Service revenue	$16,052	$14,461	$1,591	11.0
Equipment and other revenue	2,531	2,070	461	22.3
Total segment operating revenues	18,583	16,531	2,052	12.4

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	12,226	11,924	302	2.5
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	5,047	4,629	418	9.3
Depreciation and amortization	5,852	5,698	154	3.3
Total segment operating expenses	23,125	22,251	874	3.9
Segment operating loss	$(4,542)	$(5,720)	$1,178	20.6

Operating revenues

Cable segment service revenue increased $1.6 million, or 11.0%, due to a 6.9% increase in average revenue generating units, increases in higher priced digital TV services and higher speed data access packages, and price increases driven by rising programming costs.

Equipment and other revenues increased $0.5 million, or 22.3%, due to $0.2 million higher revenue from sales of fiber optic services and small increases in a variety of ancillary revenues such as set-top box rental fees, advertising revenues, and other fees billed to customers, totaling approximately $0.3 million in incremental revenues.

Operating expenses

Cable segment cost of goods and services increased 2.5% principally due to costs to support the expansion of broadband internet access and voice services to upgraded markets.

Selling, general and administrative expenses have increased principally due to allocated costs for customer service and general administrative functions, offset partly by lower charges for expected bad debts.

The increase in depreciation expense consists of an increase in depreciation for tangible assets such as fiber and co-axial cable, offset by lower amortization on customer base intangibles established in the cable acquisitions, which was set-up to amortize at accelerated rates that decline with each anniversary of their establishment.

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

Index

	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
	2012	2011	2011	2010

Wireline Segment
Telephone Access Lines	22,838	23,083	23,638	23,706
Long Distance Subscribers	10,416	10,483	10,637	10,667
DSL Subscribers	12,472	12,351	12,153	11,946
Dial-up Internet Subscribers	1,282	1,410	1,936	2,190
Fiber Route Miles	1,356	1,349	1,289	1,289
Total Fiber Miles (1)	79,225	78,523	72,257	71,118

(1)
Total fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance.  For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011

(in thousands)	Three Months Ended March 31,		Change
	2012	2011	$	%

Segment operating revenues
Service revenue	$4,129	$3,954	$175	4.4
Access revenue	2,993	3,218	(225)	(7.0)
Facilities lease revenue	5,052	3,784	1,268	33.5
Equipment and other revenue	736	1,127	(391)	(34.7)
Total segment operating revenues	12,910	12,083	827	6.8
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	5,229	4,533	696	15.4
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,717	1,801	(84)	(4.7)
Depreciation and amortization	2,173	1,949	224	11.5
Total segment operating expenses	9,119	8,283	836	10.1
Segment operating income	$3,791	$3,800	$(9)	(0.2)

Operating revenues

Operating revenues increased $0.8 million overall in the three months ended March 31, 2012, up from the comparable 2011 period.  The increase in service revenue resulted primarily from contracts to provide internet access to third parties.  Access revenue decreased due to the Company’s mid-2011 decision to de-tariff DSL rates and to a decrease in interconnection revenue from wireless carriers.  Facility lease revenue increased due to charges for additional circuits to our Wireless affiliate and third parties for fiber to the tower and similar projects, to support the roll-out of voice services in the acquired cable markets, as well as service contracts to other customers.   Other revenue declined as directory advertising revenue ceased (in April 2011) following the sale of the telephone directory in late 2010.

Operating expenses

Operating expenses overall increased $0.8 million, or 10.1%, in the three months ended March 31, 2012, compared to the 2011 three month period. The increase in cost of goods and services resulted primarily from increased costs of obtaining service from third parties to provide voice services to Shentel Cable and other customers, related to the increases in service revenue and facilities lease revenue shown above. The increase in depreciation resulted from additions to switch and circuit equipment in support of fiber and other service contract revenue increases as shown above.  The decrease in selling, general and administrative expenses resulted from lower commissions, advertising and bad debt charges, each of which was less than $0.1 million.

Index

Non-GAAP Financial Measure

In managing our business and assessing our financial performance, management supplements the information provided by financial statement measures prepared in accordance with GAAP with adjusted OIBDA, which is considered a “non-GAAP financial measure” under SEC rules.

Adjusted OIBDA is defined by us as operating income (loss) before depreciation and amortization, adjusted to exclude the effects of:  certain non-recurring transactions; impairment of assets; gains and losses on asset sales; and share based compensation expense.  Adjusted OIBDA should not be construed as an alternative to operating income as determined in accordance with GAAP as a measure of operating performance.

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

Adjusted OIBDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.  These limitations include the following:

•	it does not reflect capital expenditures;
•	many of the assets being depreciated and amortized will have to be replaced in the future and adjusted OIBDA does not reflect cash requirements for such replacements;
•	it does not reflect costs associated with share-based awards exchanged for employee services;
•	it does not reflect interest expense necessary to service interest or principal payments on indebtedness;
•	it does not reflect expenses incurred for the payment of income taxes and other taxes; and
•	other companies, including companies in our industry, may calculate adjusted OIBDA differently than we do, limiting its usefulness as a comparative measure.

In light of these limitations, management considers adjusted OIBDA as a financial performance measure that supplements but does not replace the information reflected in our GAAP results.

The following table shows adjusted OIBDA for the three months ended March 31, 2012 and 2011:

(in thousands)	Three Months Ended March 31,
	2012	2011

Adjusted OIBDA	$25,014	$21,374

Index

The following table reconciles adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure, for the three months ended March 31, 2012 and 2011:

(in thousands)	Three Months Ended March 31,
	2012	2011

Operating income	$8,817	$7,091
Plus depreciation and amortization	15,807	13,938
OIBDA	24,624	21,029
Plus loss on asset sales	33	75
Plus share based compensation expense	357	270
Adjusted OIBDA	$25,014	$21,374

The following tables reconcile adjusted OIBDA to operating income by major segment for the three months ended March 31, 2012 and 2011:

Wireless Segment:

(in thousands)	Three Months Ended March 31,
	2012	2011

Operating income	$10,525	$10,075
Plus depreciation and amortization	7,757	6,235
OIBDA	18,282	16,310
Plus loss on asset sales	4	16
Plus share based compensation expense	104	80
Adjusted OIBDA	$18,390	$16,406

Cable Segment:

(in thousands)	Three Months Ended March 31,
	2012	2011

Operating loss	$(4,542)	$(5,720)
Plus depreciation and amortization	5,852	5,698
OIBDA	1,310	(22)
Plus loss on asset sales	9	47
Plus share based compensation expense	149	106
Adjusted OIBDA	$1,468	$131

Wireline Segment:

(in thousands)	Three Months Ended March 31,
	2012	2011

Operating income	$3,791	$3,800
Plus depreciation and amortization	2,173	1,949
OIBDA	5,964	5,749
Plus loss on asset sales	20	10
Plus share based compensation expense	82	62
Adjusted OIBDA	$6,066	$5,821

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

Sources and Uses of Cash. The Company generated $22.5 million of net cash from operations in the first three months of 2012, compared to $18.0 million in the first three months of 2011.  Net income increased from the 2011 period to 2012, including the effects of non-cash items such as depreciation, amortization, deferred income taxes and provisions for bad debt.  A decrease in income taxes receivable in the first three months of 2012 also contributed to the increase in net cash from operations.

Indebtedness. As of March 31, 2012, the Company’s indebtedness totaled $175.1 million, with an annualized overall weighted average interest rate of approximately 3.58%.  The Company has $50 million available under the Revolving Facility, and the right to borrow up to $100 million under one or more Incremental Term Loan facilities, subject to certain restrictions.  The Revolving Facility and Incremental Term Loan Facility are both subject to the terms of the Credit Agreement entered into in July 2010.

The Company is bound by certain financial covenants under the Credit Agreement dated July 30, 2010, as subsequently amended. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. As of March 31, 2012, the Company was in compliance with all debt covenants, and ratios at March 31, 2012 were as follows:

	Actual	Covenant Requirement at March 31, 2012
Total Leverage Ratio	1.90	2.50 or Lower
Debt Service Coverage Ratio	3.85	2.25 or Higher
Equity to Assets Ratio	42.4%	35.0% or Higher
Minimum Liquidity Balance	$66.3M	$15.0M or Higher

In accordance with the Credit Agreement, the total leverage and debt service coverage ratios noted above are based on the twelve months ended March 31, 2012. In addition to the covenants above, the Company is required to supply the lender with quarterly financial statements and other reports as defined by the Credit Agreement. The Company was in compliance with all reporting requirements at March 31, 2012.

The Company has no off-balance sheet arrangements (other than operating leases) and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. Capital expenditures budgeted for 2012 total approximately $138 million.  The major portion of the 2012 planned spending, approximately $60 million, consists of spending for the Company to mirror the Sprint Nextel network upgrade project, Network Vision, across portions of our network.  Spending directly related to Network Vision is expected to accelerate during the second quarter of 2012, and to be completed across the entire network in 2013.  Capital spending in 2012 will also include spending to add capacity and network coverage to our PCS network, new towers to support expanded PCS network coverage, and on-going spending to expand and upgrade our fiber networks and information technology capabilities.  Cable segment capital spending for 2012 will total $34 million, including spending for upgrades of the last acquired Cable markets.

For the first three months of 2012, the Company spent $14.8 million on capital projects, compared to $16.1 million in the comparable 2011 period.  Spending related to Wireless projects accounted for $3.3 million in the first three months of 2012, primarily for data capacity upgrades, while Wireline projects accounted for $3.1 million across a variety of projects, Cable for $7.3 million for plant and headend upgrades, and other projects totaling $1.1 million, largely related to information technology projects and vehicle acquisitions.

The Company received $1.1 million in cash from sales of Converged Services properties completed during the first quarter of 2012.

Index

The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Company’s existing credit facilities will provide sufficient cash to enable the Company to fund planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next twelve months. Our participation in the Network Vision plan will require significant capital expenditures and result in increased operating costs through 2013.   Thereafter, capital expenditures will likely continue to be required to provide increased capacity to meet the Company’s expected growth in demand for its products and services and complete planned upgrades to the cable networks. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for its products and new market developments and opportunities.  The Company is also considering the feasibility of refinancing its existing credit facilities in order to extend the repayment terms, as well as other potential benefits.

The Company’s cash flows from operations could be adversely affected by events outside the Company’s control, including, without limitation, changes in overall economic conditions, regulatory requirements, changes in technologies, demand for its products, availability of labor resources and capital, changes in the Company’s relationship with Sprint Nextel, and other conditions.  The Wireless segment’s operations are dependent upon Sprint Nextel’s ability to execute certain functions such as billing, customer care, and collections; the subsidiary’s ability to develop and implement successful marketing programs and new products and services; and the subsidiary’s ability to effectively and economically manage other operating activities under the Company's agreements with Sprint Nextel.   The Company's ability to attract and maintain a sufficient customer base, particularly in the acquired cable markets, is also critical to its ability to maintain a positive cash flow from operations.  The foregoing events individually or collectively could affect the Company’s results.

Recently Issued Accounting Standards

There were no recently issued accounting standards, not adopted by the Company as of March 31, 2012, that are expected to have a material impact on the Company’s results of operations or financial condition.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of March 31, 2012, the Company had $170.8 million of variable rate debt outstanding, bearing interest at a rate of 3.25%, based upon one month LIBOR. An increase in market interest rates of 1.00% would add approximately $1.7 million to annual interest expense.  The remaining approximately $4.3 million of the Company’s outstanding debt has fixed rates through maturity.  Due to the relatively short time frame to maturity of this fixed rate debt, market value approximates carrying value of the fixed rate debt.  The Company entered into a swap agreement on notional principal equal to one-third of the outstanding variable rate debt to pay a fixed rate of 1.00% and receive a variable rate based on one month LIBOR through July 2013 to manage a portion of its interest rate risk.

The second component of interest rate risk consists of temporary excess cash, which can be invested in various short-term investment vehicles such as overnight repurchase agreements and Treasury bills with a maturity of less than 90 days.  The cash is currently invested in a commercial checking account that has limited interest rate risk.  Management continually evaluates the most beneficial use of these funds.

The third component of interest rate risk is marked increases in interest rates that may adversely affect the rate at which the Company may borrow funds for growth in the future.  The Company expects to borrow additional funds under its Revolver and may borrow under its Incremental Term Loan Facilities to fund its capital investment needs.  Repayment provisions would be agreed to at the time of each draw under the Incremental Term Loan Facility, and, if the interest rate margin on any draw exceeds by more than 0.25% the applicable interest rate margin on the Term Loan A Facility, the applicable interest rate margin on the Term Loan A Facility shall be increased to equal the interest rate margin on the Incremental Term Loan Facility.  If interest rates increase generally, or if the rate applied under the Company’s Incremental Term Loan Facility causes the Company’s outstanding debt to be re-priced, the Company’s future interest costs could increase.

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

As of March 31, 2012, the Company has $6.5 million of cost and equity method investments.  Approximately $2.9 million was invested in privately held companies directly or through investments with portfolio managers.  Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested and an additional $0.3 million committed under contracts the Company has signed with portfolio managers.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934.  The Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2012, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Other Matters Relating to Internal Control Over Financial Reporting

Under the Company’s agreements with Sprint Nextel, Sprint Nextel provides the Company with billing, collections, customer care, certain network operations and other back office services for the PCS operation. As a result, Sprint Nextel remits to the Company approximately 56% of the Company’s total operating revenues.  Due to this relationship, the Company necessarily relies on Sprint Nextel to provide accurate, timely and sufficient data and information to properly record the Company’s revenues, and accounts receivable, which underlie a substantial portion of the Company’s periodic financial statements and other financial disclosures.

Information provided by Sprint Nextel includes reports regarding the subscriber accounts receivable in the Company’s markets.  Sprint Nextel provides the Company with monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level.  The Company reviews these various reports to identify discrepancies or errors.  Under the Company’s agreements with Sprint Nextel, the Company is entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 20.0% of revenue retained by Sprint Nextel.  Because of the Company’s reliance on Sprint Nextel for financial information, the Company must depend on Sprint Nextel to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint Nextel’s other Sprint PCS affiliate network partners.  To address this issue, Sprint Nextel engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness” under guidance provided in Statements on Standards for Attestation Engagements No. 16 (“SSAE 16”).  The report is provided to the Company on an annual basis and covers a nine-month period. The most recent report covered the period from January 1, 2011 to September 30, 2011.  The most recent report indicated there were no material issues which would adversely affect the information used to support the recording of the revenues provided by Sprint Nextel related to the Company’s relationship with them.

Index

PART II.         OTHER INFORMATION

ITEM 1A.       Risk Factors

As previously discussed, our actual results could differ materially from our forward looking statements. There have been no material changes in the risk factors  from those described in Part 1, Item 1A of  the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In conjunction with exercises of stock options and distributions of vested share awards, the Company periodically repurchases shares from recipients to cover some of the exercise price of the options being exercised or taxes payable associated with the distribution of shares.  The following table provides information about the Company’s repurchases of shares during the three months ended March 31, 2012:

	Number of Shares Purchased	Average Price Paid per Share
January 1 to January 31	3	$10.54
February 1 to February 29	4,341	$10.82
March 1 to March 31	3	$10.28

Total	4,347	$10.82

Index

ITEM 6.	Exhibits

(a) The following exhibits are filed with this Quarterly Report on Form 10-Q:

3.2	Shenandoah Telecommunications Company By-Laws, as amended, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated April 18, 2012

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY
(Registrant)

/s/Adele M. Skolits
Adele M. Skolits
Vice President - Finance and Chief Financial Officer
Date: May 9, 2012

Index

EXHIBIT INDEX

Exhibit No.	Exhibit

3.2	Shenandoah Telecommunications Company By-Laws, as amended, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated April 18, 2012

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document