Form 10-Q
period 2012-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2012-08-08
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s common stock outstanding on July 27, 2012 was 23,870,003.

SHENANDOAH TELECOMMUNICATIONS COMPANY

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	June 30, 2012	December 31, 2011

Current Assets
Cash and cash equivalents	$21,312	$15,874
Accounts receivable, net	22,794	21,483
Income taxes receivable	-	12,495
Materials and supplies	7,520	7,469
Prepaid expenses and other	4,576	3,844
Assets held for sale	430	2,797
Deferred income taxes	155	502
Total current assets	56,787	64,464

Investments, including $1,915 and $2,160 carried at fair value	8,215	8,305

Property, plant and equipment, net	313,710	310,754

Other Assets
Intangible assets, net	77,638	81,346
Cost in excess of net assets of businesses acquired	10,962	10,962
Deferred charges and other assets, net	4,677	4,148
Net other assets	93,277	96,456
Total assets	$471,989	$479,979

See accompanying notes to unaudited condensed consolidated financial statements.

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	June 30, 2012	December 31, 2011

Current Liabilities
Current maturities of long-term debt	$21,920	$21,913
Accounts payable	10,314	11,708
Advanced billings and customer deposits	10,457	10,647
Accrued compensation	1,983	2,094
Liabilities held for sale	18	267
Income taxes payable	2,329	-
Accrued liabilities and other	7,562	8,950
Total current liabilities	54,583	55,579

Long-term debt, less current maturities	147,773	158,662

Other Long-Term Liabilities
Deferred income taxes	45,289	51,675
Deferred lease payable	4,395	4,174
Asset retirement obligations	5,804	7,610
Other liabilities	5,670	4,620
Total other liabilities	61,158	68,079

Commitments and Contingencies

Shareholders’ Equity
Common stock	22,833	22,043
Retained earnings	185,642	175,616
Total shareholders’ equity	208,475	197,659

Total liabilities and shareholders’ equity	$471,989	$479,979

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Operating revenues	$71,378	$61,555	$140,201	$121,983

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	29,969	25,216	58,998	51,277
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	15,013	13,901	30,182	27,239
Depreciation and amortization	15,259	14,444	31,066	28,382
Total operating expenses	60,241	53,561	120,246	106,898
Operating income	11,137	7,994	19,955	15,085

Other income (expense):
Interest expense	(1,522)	(2,846)	(3,317)	(4,665)
Gain (loss) on investments, net	132	(124)	602	(249)
Non-operating income, net	259	290	447	508
Income from continuing operations before income taxes	10,006	5,314	17,687	10,679

Income tax expense	4,284	2,276	7,558	4,581
Net income from continuing operations	5,722	3,038	10,129	6,098
Losses from discontinued operations, net of tax benefits of $106, $16, $68 and $54, respectively	(162)	(46)	(103)	(79)
Net income	$5,560	$2,992	$10,026	$6,019

Basic and diluted income (loss) per share:

Net income from continuing operations	$0.24	$0.13	$0.42	$0.25
Losses from discontinued operations	(0.01)	-	-	-
Net income	$0.23	$0.13	$0.42	$0.25

Weighted average shares outstanding, basic	23,855	23,772	23,849	23,769

Weighted average shares, diluted	23,892	23,797	23,880	23,823

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Total
Balance, December 31, 2010	23,767	$19,833	$170,472	$190,305

Net income	-	-	12,993	12,993
Dividends declared ($0.33 per share)	-	-	(7,849)	(7,849)
Dividends reinvested in common stock	51	529	-	529
Stock-based compensation	-	1,718	-	1,718
Common stock issued through exercise of incentive stock options	5	37	-	37
Common stock issued for share awards	19	-	-	-
Common stock issued	1	13	-	13
Common stock repurchased	(5)	(92)	-	(92)
Net excess tax benefit from stock options exercised and stock awards	-	5	-	5

Balance, December 31, 2011	23,838	$22,043	$175,616	$197,659

Net income	-	-	10,026	10,026
Stock-based compensation	-	996	-	996
Common stock issued for share awards	45	-	-	-
Common stock repurchased	(13)	(143)	-	(143)
Common stock issued	-	4	-	4
Net tax deficiency from stock awards	-	(67)	-	(67)

Balance, June 30, 2012	23,870	$22,833	$185,642	$208,475

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2012	2011

Cash Flows From Operating Activities
Net income	$10,026	$6,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,347	22,333
Amortization	3,719	6,049
Provision for bad debt	1,233	1,929
Stock based compensation expense	996	902
Deferred income taxes	(6,106)	579
Net loss on disposal of equipment	12	111
Realized (gain) loss on disposal of investments	(36)	27
Unrealized gains on investments	(96)	(104)
Net (gain) loss from patronage and equity investments	(638)	173
Other	676	113
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(3,641)	(1,919)
Materials and supplies	(51)	(216)
Income taxes receivable	-	(843)
Increase (decrease) in:
Accounts payable	(1,429)	(1,224)
Deferred lease payable	221	214
Income taxes payable	14,824	-
Other prepaids, deferrals and accruals	(2,581)	198

Net cash provided by operating activities	$44,476	$34,341

Cash Flows From Investing Activities
Purchase and construction of property, plant and equipment	$(32,299)	$(31,631)
Proceeds from sale of assets	3,265	920
Proceeds from sale of equipment	156	184
Purchase of investment securities	-	(84)
Proceeds from sale of investment securities	861	386

Net cash used in investing activities	$(28,017)	$(30,225)

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2012	2011

Cash Flows From Financing Activities
Principal payments on long-term debt	$(10,882)	$(6,054)
Repurchases of stock	(143)	(92)
Proceeds from exercise of incentive stock options	4	8

Net cash used in financing activities	$(11,021)	$(6,138)

Net increase (decrease) in cash and cash equivalents	$5,438	$(2,022)

Cash and cash equivalents:
Beginning	15,874	27,453
Ending	$21,312	$25,431

Supplemental Disclosures of Cash Flow Information
Cash payments for:

Interest	$3,173	$3,872

Income taxes (received) paid	$(1,228)	$4,793

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

2.  Discontinued Operations

In September 2008, the Company announced its intention to sell its Converged Services operation, and the related assets and liabilities were reclassified as held for sale in the consolidated balance sheet and the historical operating results were reclassified as discontinued operations.  Depreciation and amortization on long-lived assets was also discontinued.  As previously reported in prior years, the Company recorded impairment charges.

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

During the second quarter of 2012, the Company sold service contracts and related equipment for Converged Services’ properties to third party purchasers, receiving cash proceeds of $0.3 million, with an additional $0.1 million placed in escrow.  The total proceeds approximated the carrying value of the assets sold.   During this same quarter, the Company collected $1.8 million in cash from previously established escrow receivables.

At June 30, 2012, the Company had seven remaining properties. The Company is working with the purchasers and owners of five properties to complete negotiated sale transactions in the next 90 days and is in the process of ending its relationship with the remaining two. No additional impairments are anticipated.

Assets and liabilities held for sale consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Assets held for sale:
Property, plant and equipment, net	$244	$2,424
Other assets	186	373
	$430	$2,797
Liabilities:
Other liabilities	$18	$267

Index

Discontinued operations included the following amounts of operating revenue and income (loss) before income taxes:

(in thousands)	Three Months Ended
	June 30,
	2012	2011
Operating revenues	$200	$3,031
Earnings (loss) before income taxes	$(268)	$62

	Six Months Ended
	June 30,
	2012	2011
Operating revenues	$965	$6,337
Earnings (loss) before income taxes	$(171)	$(133)

3.  Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Plant in service	$554,713	$536,267
Plant under construction	23,479	12,389
	578,192	548,656
Less accumulated amortization and depreciation	264,482	237,902
Net property, plant and equipment	$313,710	$310,754

4.  Earnings per share

Basic net income (loss) per share was computed on the weighted average number of shares outstanding.  Diluted net income (loss) per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options.  Of 713 thousand and 521 thousand shares and options outstanding at June 30, 2012 and 2011, respectively, 500 thousand and 210 thousand were anti-dilutive, respectively.  These options have been excluded from the computations of diluted earnings per share for their respective period.  There were no adjustments to net income for either period.

5.  Investments Carried at Fair Value

Investments include $1.9 million and $2.2 million of investments carried at fair value as of June 30, 2012 and December 31, 2011, respectively, consisting of equity, bond and money market mutual funds.  These investments were acquired under a rabbi trust arrangement related to a non-qualified supplemental retirement plan maintained by the Company.  During the six months ended June 30, 2012, the Company recognized $36 thousand in net gains on dispositions of investments, recognized $25 thousand in dividend and interest income from investments, and recognized net unrealized gains of $96 thousand on these investments.  The Company also received $402 thousand distributed from the rabbi trust in connection with a payout from the non-qualified supplemental retirement plan to a participant. Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds.

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

The Wireline segment provides regulated and unregulated voice services, dial-up and DSL internet access, and long distance access services throughout Shenandoah County and portions of northwestern Augusta and Rockingham Counties, Virginia, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland.

Selected financial data for each segment is as follows:

Three months ended June 30, 2012

(in thousands)
	Wireless	Wireline	Cable	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$40,187	$3,664	$16,356	$-	$-	$60,207
Other	3,233	5,361	2,577	-	-	11,171
Total external revenues	43,420	9,025	18,933	-	-	71,378
Internal revenues	843	4,757	79	-	(5,679)	-
Total operating revenues	44,263	13,782	19,012	-	(5,679)	71,378

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	16,917	6,518	11,560	7	(5,033)	29,969
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	8,102	1,638	5,254	665	(646)	15,013
Depreciation and amortization	6,753	2,285	6,203	18	-	15,259
Total operating expenses	31,772	10,441	23,017	690	(5,679)	60,241
Operating income (loss)	12,491	3,341	(4,005)	(690)	-	11,137

Index

Three months ended June 30, 2011

(in thousands)
	Wireless	Wireline	Cable	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$33,806	$3,660	$14,602	$-	$-	$52,068
Other	2,927	4,407	2,153	-	-	9,487
Total external revenues	36,733	8,067	16,755	-	-	61,555
Internal revenues	801	4,199	79	-	(5,079)	-
Total operating revenues	37,534	12,266	16,834	-	(5,079)	61,555

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	13,391	4,817	11,435	30	(4,457)	25,216
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,651	1,866	4,234	772	(622)	13,901
Depreciation and amortization	6,140	2,155	6,088	61	-	14,444
Total operating expenses	27,182	8,838	21,757	863	(5,079)	53,561
Operating income (loss)	10,352	3,428	(4,923)	(863)	-	7,994

Six months ended June 30, 2012

(in thousands)
	Wireless	Wireline	Cable	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$78,589	$7,531	$32,410	$-	$-	$118,530
Other	6,684	9,950	5,037	-	-	21,671
Total external revenues	85,273	17,481	37,447	-	-	140,201
Internal revenues	1,658	9,210	150	-	(11,018)	-
Total operating revenues	86,931	26,691	37,597	-	(11,018)	140,201

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	33,310	11,747	23,786	24	(9,869)	58,998
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	16,096	3,354	10,301	1,580	(1,149)	30,182
Depreciation and amortization	14,510	4,458	12,055	43	-	31,066
Total operating expenses	63,916	19,559	46,142	1,647	(11,018)	120,246
Operating income (loss)	23,015	7,132	(8,545)	(1,647)	-	19,955

Six months ended June 30, 2011

(in thousands)
	Wireless	Wireline	Cable	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$66,010	$7,245	$29,062	$-	$-	$102,317
Other	6,402	9,077	4,187	-	-	19,666
Total external revenues	72,412	16,322	33,249	-	-	121,983
Internal revenues	1,590	8,028	116	-	(9,734)	-
Total operating revenues	74,002	24,350	33,365	-	(9,734)	121,983

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	27,004	9,350	23,359	64	(8,500)	51,277
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	14,197	3,667	8,863	1,746	(1,234)	27,239
Depreciation and amortization	12,374	4,105	11,786	117	-	28,382
Total operating expenses	53,575	17,122	44,008	1,927	(9,734)	106,898
Operating income (loss)	20,427	7,228	(10,643)	(1,927)	-	15,085

Index

A reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before income taxes is as follows:

	Three Months Ended June 30,
	2012	2011
Total consolidated operating income	$11,137	$7,994
Interest expense	(1,522)	(2,846)
Non-operating income (expense), net	391	166
Income from continuing operations before income taxes	$10,006	$5,314

	Six Months Ended June 30,
	2012	2011
Total consolidated operating income	$19,955	$15,085
Interest expense	(3,317)	(4,665)
Non-operating income (expense), net	1,049	259
Income from continuing operations before income taxes	$17,687	$10,679

The Company’s assets by segment are as follows:

(in thousands)
	June 30, 2012	December 31, 2011

Wireless	$132,272	$147,093
Cable	213,850	212,683
Wireline	82,833	84,456
Other (includes assets held for sale)	402,175	381,230
Combined totals	831,130	825,462
Inter-segment eliminations	(359,141)	(345,483)
Consolidated totals	$471,989	$479,979

8.  Income Taxes

The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2008 are no longer subject to examination. The Company is under audit in the state of Maryland for the 2007, 2008 and 2009 tax years, and in the state of Pennsylvania for the 2009 tax year.  No other state or federal income tax audits were in process as of June 30, 2012.

Index

9.  Long-Term Debt

As of June 30, 2012 and December 31, 2011, the Company’s outstanding long-term debt consisted of the following:

(in thousands)
	June 2012	December 2011

CoBank (fixed term loan)	$3,445	$4,524
CoBank Term Loan A	165,855	175,565
Other debt	393	486
	169,693	180,575
Current maturities	21,920	21,913
Total long-term debt	$147,773	$158,662

As of June 30, 2012, the Company was in compliance with the covenants in its Credit Agreement.

10.  Asset Retirement Obligations

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

During the second quarter of 2012, new information became available regarding the cost to remove cell site improvements. The Company recorded a one-time adjustment to wireless segment asset retirement obligation liabilities to reflect changes in the estimated future cash flows underlying the obligation to remove cell site improvements. As a result of the adjustment, the company recorded a decrease of $2.0 million to asset retirement liabilities and a decrease of $1.1 million to asset retirement obligation asset. Additionally, the Company recognized a $0.9 million decrease in depreciation expense for the quarter. The Company expects to charge asset removal costs associated with network upgrades against the liability established for removal of cell site improvements.

Changes in the liability for asset removal obligations for the six months and twelve months ended June 30, 2012 and December 31, 2011 are summarized below (in thousands):

	June 2012	December 2011

Balance at beginning of year	$7,610	$6,542
Revisions to previous estimates	(1,973)	-
Additional liabilities accrued	-	556
Accretion expense	167	512
Balance at end of period	$5,804	7,610

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Index

During the second quarter of 2012, the Company upgraded its wireless switch and began replacing cell site equipment, completing replacements at ten cell sites.  The Company expects to replace all of its existing cell site equipment by the end of 2013.  The Company has accelerated depreciation on these assets so that net book value at time of trade-in will equal the expected value to be realized upon trade-in.  Depreciation expense for the three months and six months ended June 30, 2012, included approximately $1.8 million and $4.0 million, respectively, of accelerated depreciation on Wireless segment equipment.  The Company expects accelerated depreciation expense in the Wireless segment to remain at similar elevated levels through the remainder of 2012, and at lower but still elevated levels in 2013.  In the three and six months ended June 30, 2012, the Company recognized a favorable one-time adjustment to Wireless segment depreciation expense related to asset retirement obligations it had previously overestimated.  The Company also expects Wireless segment operating expenses to begin to increase in the near future as changes to backhaul arrangements and cell site lease agreements related to the Network Vision upgrade take effect.

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

During the second quarter of 2012, the Company sold service contracts and related equipment for Converged Services’ properties to third party purchasers, receiving cash proceeds of $0.3 million, with an additional $0.1 million placed in escrow.  The total proceeds approximated the carrying value of the assets sold.   The Company collected $1.8 million in cash from previously established escrow receivables.

At June 30, 2012, the Company had seven remaining properties. The Company is working with the purchasers and owners of five properties to complete negotiated sale transactions in the next 90 days and is in the process of ending its relationship with the remaining two. No additional impairments are anticipated.

Results of Operations

Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011

Consolidated Results

The Company’s consolidated results from continuing operations for the second quarters of 2012 and 2011 are summarized as follows:

(in thousands)	Three Months Ended June 30,		Change
	2012	2011	$	%

Operating revenues	$71,378	$61,555	$9,823	16.0
Operating expenses	60,241	53,561	6,680	12.5
Operating income	11,137	7,994	3,143	39.3

Interest expense	(1,522)	(2,846)	1,324	46.5
Other income (expense)	391	166	225	135.5
Income before taxes	10,006	5,314	4,692	88.3
Income tax expense	4,284	2,276	(2,008)	(88.2)
Net income from continuing operations	$5,722	$3,038	$2,684	88.3

Index

Operating revenues

For the three months ended June 30, 2012, operating revenues increased $9.8 million, or 16.0%.  Wireless segment revenues increased $6.7 million, cable segment revenues increased $2.2 million, and wireline segment revenues increased $0.9 million after eliminations. Postpaid PCS service revenues increased $3.9 million over the second quarter of 2011, while prepaid PCS service revenues increased $2.5 million.  PCS and cable segment service revenue increases reflect subscriber count increases and increases in revenue per subscriber.  Wireline revenue increases resulted primarily from increases in circuits in service.

Operating expenses

For the three months ended June 30, 2012, operating expenses increased $6.7 million, or 12.5%, compared to the 2011 period.  This increase included $0.7 million of additional depreciation and amortization expense, primarily due to $1.8 million of accelerated depreciation related to the Company’s plans to replace its wireless cell site equipment as part of its involvement in Sprint Nextel’s Network Vision upgrade plan, offset by a favorable one-time adjustment of $0.9 million related to adjustments of asset retirement costs, reflected as a reduction in depreciation expense.  Costs of goods and services increased $4.8 million, due to $1.8 million in additional network and backhaul costs associated with providing wireless data capacity and expanded services in our cable segment, and to increased handset costs in the wireless segment.  Postpaid handset costs increased $1.5 million while prepaid handset subsidies increased $1.0 million in the second quarter of 2012 relative to the second quarter of 2011.  The increase in postpaid handset costs is largely due to the $1.1 million incremental cost of the iPhone, which the Company began selling in the fourth quarter of 2011.  The increase in prepaid handset subsidies is due to an increase in the rate per handset charged by Sprint Nextel.  Increases of $1.1 million in selling, general and administrative expenses largely resulted from increased sales and marketing costs in the Cable segment.

Interest expense

The decrease in interest expense resulted from four factors.  During the second quarter of 2011 the Company recorded $0.6 million in interest expense, representing the change from March 31, 2011, in the fair value of the Company’s interest rate swap contract.  The Company also reversed $0.4 million of interest previously capitalized to plant under construction, increasing interest expense for the second quarter of 2011.  During the second quarter of 2012, the Company’s spread over LIBOR on its debt was reduced by 25 basis points, while the outstanding balance of long-term debt has declined by $19.4 million, contributing to lower interest expense in second quarter 2012 compared to second quarter 2011.

Net income from continuing operations

For the three months ended June 30, 2012, net income from continuing operations increased $2.7 million, reflecting growth in subscriber counts and revenue per subscriber in both the Wireless and Cable segments, increased revenues for fiber and other facilities in the Wireline segment, partially offset by increases in operating expenses incurred in support of this growth and the accelerated depreciation charges associated with the Company’s participation in Sprint Nextel’s wireless network upgrade program known as Network Vision, combined with lower interest expenses.

Index

Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

Consolidated Results

The Company’s consolidated results from continuing operations for the first six months of 2012 and 2011 are summarized as follows:

(in thousands)	Six Months Ended June 30,		Change
	2012	2011	$	%

Operating revenues	$140,201	$121,983	$18,218	14.9
Operating expenses	120,246	106,898	13,348	12.5
Operating income	19,955	15,085	4,870	32.3

Interest expense	(3,317)	(4,665)	1,348	28.9
Other income (expense)	1,049	259	790	305.4
Income before taxes	17,687	10,679	7,008	65.6
Income tax expense	7,558	4,581	2,977	65.0
Net income from continuing operations	$10,129	$6,098	$4,031	66.1

Operating revenues

For the six months ended June 30, 2012, operating revenues increased $18.2 million, or 14.9%. The increase was due to $12.9 million in incremental wireless segment revenues, $4.2 million of additional cable segment revenues, and $1.5 million of additional wireline segment revenues.  Postpaid wireless service revenues increased $7.5 million in 2012, while prepaid wireless service revenues increased $5.1 million.  Subscriber count increases and increases in revenue per subscriber each contributed to the increases in cable segment revenues and both categories of wireless segment service revenues.  The increase in wireline revenues resulted primarily from increases in circuits in service.

Operating expenses

For the six months ended June 30, 2012, operating expenses increased $13.3 million, or 12.5%, compared to the 2011 period.  This included an increase of $2.7 million of depreciation and amortization expense, including $3.1 million in accelerated depreciation associated with the planned upgrade of the Company’s wireless cell site network to take advantage of fourth generation technology, net of the $0.9 million adjustment related to asset retirement obligations.  Cost of goods and services increased $7.7 million, principally due to a $4.4 million increase in costs of postpaid handsets and prepaid handset subsidies in our wireless segment, as well as $2.0 million in incremental network and backhaul costs in support of wireless data capacity and expanded services in our cable segment.   Selling, general and administrative expenses increased $2.9 million from the 2011 first six months, including $1.9 million in the wireless segment for sales and marketing costs, and $1.4 million in allocated head count costs in the cable segment.

Interest expense

The decrease in interest expense resulted from four factors.  During the second quarter of 2011 the Company recorded $0.6 million in interest expense, representing the change from March 31, 2011, in the fair value of the Company’s interest rate swap contract.  The Company also reversed $0.4 million of interest previously capitalized to plant under construction, increasing interest expense for the second quarter of 2011.  The terms of the Company’s credit agreement include a reduction in the interest rate margin when the company’s debt to earnings ratio decreases below certain thresholds.  As a result of a decrease in this ratio, during the second quarter of 2012, the Company’s spread over LIBOR on its debt was reduced by 25 basis points. In addition, the outstanding balance of long-term debt has declined by $19.4 million, contributing to lower interest expense in 2012 compared to 2011.

Net income from continuing operations

For the six months ended June 30, 2012, net income from continuing operations increased $4.0 million, reflecting growth in subscriber counts and revenue per subscriber in both the Wireless and Cable segments, increased revenues for fiber and other facilities in the Wireline segment, partially offset by increases in operating expenses incurred in support of this growth and the accelerated depreciation charges associated with the Company’s participation in Sprint Nextel’s wireless network upgrade program known as Network Vision, and lower interest expenses.

Index

Wireless

The Company’s Wireless segment provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, through Shenandoah Personal Communications Company (“PCS”), a Sprint PCS Affiliate of Sprint Nextel.  This segment also leases land on which it builds Company-owned cell towers, which are leased to affiliated and non-affiliated wireless service providers, throughout the same four-state area described above, through Shenandoah Mobile Company (“Mobile”).

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

The following tables show selected operating statistics of the Wireless segment as of the dates shown:

	June 30,	Dec. 31,	June 30,	Dec. 31,
	2012	2011	2011	2010

Retail PCS Subscribers – Postpaid	255,025	248,620	240,862	234,809
Retail PCS Subscribers – Prepaid	117,070	107,100	91,332	66,956
PCS Market POPS (000) (1)	2,408	2,388	2,397	2,337
PCS Covered POPS (000) (1)	2,064	2,055	2,114	2,049
CDMA Base Stations (sites)	510	509	507	496
EVDO-enabled sites	434	433	393	381
EVDO Covered POPS (000) (1)	2,036	2,027	2,045	1,981
Towers	149	149	149	146
Non-affiliate cell site leases	216	219	219	216

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Gross PCS Subscriber Additions – Postpaid	16,107	14,673	32,073	30,159
Net PCS Subscriber Additions – Postpaid	4,341	3,037	6,405	6,053
Gross PCS Subscriber Additions – Prepaid	15,043	22,864	34,407	46,034
Net PCS Subscriber Additions – Prepaid	2,686	11,089	9,971	24,376
PCS Average Monthly Retail Churn % - Postpaid	1.55%	1.62%	1.71%	1.69%
PCS Average Monthly Retail Churn % - Prepaid	3.56%	4.58%	3.61%	4.53%

1)
POPS refers to the estimated population of a given geographic area and is based on information purchased from third parties.  Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the Company’s network.

Index

Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011

(in thousands)	Three Months Ended June 30,		Change
	2012	2011	$	%

Segment operating revenues
Wireless service revenue	$40,187	$33,806	$6,381	18.9
Tower lease revenue	2,280	2,199	81	3.7
Equipment revenue	1,341	1,059	282	26.6
Other revenue	455	470	(15)	(3.2)
Total segment operating revenues	44,263	37,534	6,729	17.9
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	16,917	13,391	3,526	26.3
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	8,102	7,651	451	5.9
Depreciation and amortization	6,753	6,140	613	10.0
Total segment operating expenses	31,772	27,182	4,590	16.9
Segment operating income	$12,491	$10,352	$2,139	20.7

Operating revenues

Wireless service revenue increased $6.4 million, or 18.9%, for the three months ended June 30, 2012, compared to the comparable 2011 period.  Net postpaid service revenues increased $3.9 million, as data fees on smartphones increased $2.2 million in the 2012 period from 2011’s second quarter, while 5.7% growth in quarter-over-quarter average postpaid subscribers added an additional $1.7 million to net postpaid service revenue.  Net prepaid service revenues grew $2.5 million, or nearly 47%, compared to the 2011 second quarter.  Average prepaid subscribers increased 34% in 2012 over 2011, with changes in the mix of subscribers (to those with comparatively higher revenue plans) accounting for the remainder of the increase in prepaid service revenues.

The increase in equipment revenue resulted primarily from $0.2 million in incremental revenue from sales of higher priced iPhones.

Cost of goods and services

Cost of goods and services increased $3.5 million, or 26.3%, in 2012 from the second quarter of 2011.  Postpaid handset costs increased $1.5 million due to the higher subsidy on iPhones, which were not available in early 2011.  Costs of iPhones sold increased $1.1 million over the cost of a comparable quantity of smartphones sold in the second quarter of 2011.   Handset costs associated with prepaid customer acquisitions increased $1.1 million due to higher unit costs charged by Sprint Nextel. Network costs increased $0.8 million for backhaul and rent expenses.  Costs for 4G usage paid through Sprint to Clearwire increased $0.1 million.  Network costs are expected to continue to increase due to the temporary need for redundant backhaul circuits during the implementation of the Network Vision plan, as well as to accommodate the expected increase in data volumes.

Selling, general and administrative

Selling, general and administrative costs increased $0.5 million, or 5.9%, in the second quarter of 2012 over the comparable 2011 period.  Costs charged by Sprint Nextel for support of the existing prepaid subscriber base increased $0.3 million primarily as a result of the growth in prepaid subscribers. The remainder of the increase related to advertising and commission expenses associated with postpaid activities, which increased $0.2 million.

Index

Depreciation and amortization

Depreciation and amortization increased $0.6 million in 2012 over the 2011 second quarter, due to recording $1.8 million of accelerated depreciation on existing assets that will be replaced during Network Vision upgrades. The accelerated depreciation was partially offset by a one-time favorable adjustment of $0.9 million to depreciation related to asset retirement obligations associated with the upgrades. There was a $0.3 million decrease in amortization of the initial purchase cost of prepaid customers acquired in July 2010, which decreases each month in relation to churn in the initial customer base.  Network Vision-related accelerated depreciation expenses will remain at similarly elevated levels through 2012, and will remain elevated, though at a lower level, in 2013, when the Company expects to have completely replaced the existing equipment.

Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

(in thousands)	Six Months Ended June 30,		Change
	2012	2011	$	%

Segment operating revenues
Wireless service revenue	$78,589	$66,010	$12,579	19.1
Tower lease revenue	4,530	4,375	155	3.5
Equipment revenue	2,871	2,628	243	9.2
Other revenue	941	989	(48)	(4.9)
Total segment operating revenues	86,931	74,002	12,929	17.5
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	33,310	27,004	6,306	23.4
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	16,096	14,197	1,899	13.4
Depreciation and amortization	14,510	12,374	2,136	17.3
Total segment operating expenses	63,916	53,575	10,341	19.3
Segment operating income	$23,015	$20,427	$2,588	12.7

Operating revenues

Wireless service revenue increased $12.6 million, or 19.1%, for the six months ended June 30, 2012, compared to the comparable 2011 period.  Net postpaid service revenues increased $7.5 million, as data fees on smartphones increased $4.5 million in 2012 from the first half 2011, while 5.7% growth in period-over-period average postpaid subscribers added an additional $3.0 million to net postpaid service revenue.  Net prepaid service revenues grew $5.1 million, or nearly 52%, compared to the six months ended June 30, 2011.  Average prepaid subscribers increased 42% in 2012 over 2011, with changes in the mix of subscribers accounting for the remainder of the increase in prepaid service revenues.

The increase in tower lease revenue resulted primarily from scheduled escalations in revenue streams.

The increase in equipment revenue resulted primarily from the incremental revenue from iPhones sold, which generated an additional approximately $55 per handset relative to other smartphones.

Cost of goods and services

Cost of goods and services increased $6.3 million, or 23.4%, in 2012 from the first half of 2011.  Postpaid handset costs increased $2.5 million due to the higher cost of iPhones, which were not available in early 2011.  Handset costs associated with prepaid customer acquisitions increased $2.0 million due to higher unit costs charged by Sprint Nextel. Network costs increased $1.5 million due to additional costs of backhaul and rent expense. Costs for 4G Wimax usage paid through Sprint to Clearwire increased $0.3 million.  Network costs are expected to continue to increase due to the temporary need for redundant backhaul circuits during the implementation of the Network Vision plan, as well as to accommodate the expected increase in data volumes.

Index

Selling, general and administrative

Selling, general and administrative costs increased $1.9 million, or 13.4%, in the first six months of 2012 over the comparable 2011 period.  Costs charged by Sprint Nextel for support of the existing prepaid subscriber base increased $1.0 million primarily as a result of the growth in prepaid subscribers. The remaining $0.8 million increase related to advertising and commissions expense associated with postpaid activities.

Depreciation and amortization

Depreciation and amortization increased $2.1 million in 2012 over the 2011 first half, due to $4.0 million of accelerated depreciation on existing assets that will be replaced during Network Vision upgrades, partially offset by a $0.9 million one-time adjustment of depreciation expense related to asset retirement costs and by a $0.7 million decrease in amortization of the initial purchase cost of acquired prepaid customers, which decreases each month in relation to churn in the initial customer base.  Network Vision-related accelerated depreciation expenses will remain at similarly elevated levels through 2012, and will remain elevated, though at a lower level, in 2013.

Cable

The Cable segment provides analog, digital and high-definition television service under franchise agreements in Virginia, West Virginia and Maryland, as well as internet and voice services in these markets.

The Company has been upgrading its cable systems since early 2009, and by December 2010 had completed upgrades to the systems acquired in late 2008, and as of June 30, 2012, has completed all but one of the upgrades to markets acquired in 2010.  Upgrades in this remaining market, passing approximately 10 thousand homes, are underway and expected to be completed in the second half of 2012.  The Company has rolled out expanded video, internet and voice services to markets as upgrades have been completed.

Index

The following table shows selected operating statistics of the Cable segment as of the dates shown:

	June 30, 2012	Dec. 31, 2011	June 30, 2011	Dec. 31, 2010

Homes Passed (1)	183,190	182,156	180,050	178,763
Customer Relationships (2)
Video customers	60,635	62,835	63,445	65,138
Non-video customers	14,091	12,513	10,476	9,074
Total customer relationships	74,726	75,348	73,921	74,212
Video
Revenue generating units (3)	62,737	64,979	65,870	67,235
Penetration (4)	34.2%	35.7%	36.6%	37.6%
Digital video revenue generating units (5)	24,532	25,357	23,666	22,855
Digital video penetration (5)	39.1%	39.0%	35.9%	34.0%
High-speed Internet
Available Homes (6)	157,153	156,119	150,623	144,099
Revenue generating units (3)	38,623	37,021	33,680	31,832
Penetration (4)	24.6%	23.7%	22.4%	22.1%
Voice
Available Homes (6)	150,759	143,235	129,027	118,652
Revenue generating units (3)	11,133	9,881	7,794	6,340
Penetration (4)	7.4%	6.9%	6.0%	5.3%
Total Revenue Generating Units (7)	137,025	137,238	131,010	128,262
Fiber Route Miles (8)	2,007	1,990	1,854	1,389
Total Fiber Miles	35,518	34,772	33,548	31,577

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

Index

Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011

(in thousands)	Three Months Ended June 30,		Change
	2012	2011	$	%

Segment operating revenues
Service revenue	$16,356	$14,602	$1,754	12.0
Equipment and other revenue	2,656	2,232	424	19.0
Total segment operating revenues	19,012	16,834	2,178	12.9

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	11,560	11,435	125	1.1
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	5,254	4,234	1,020	24.1
Depreciation and amortization	6,203	6,088	115	1.9
Total segment operating expenses	23,017	21,757	1,260	5.8
Segment operating loss	$(4,005)	$(4,923)	$918	18.6

Operating revenues

Cable segment service revenue increased $1.8 million, or 12.0%, due to a 5.6% increase in average revenue generating units, increases in higher priced digital TV services and higher speed data access packages, and price increases driven by rising programming costs.

Equipment and other revenues increased $0.4 million, or 19.0%, due to increases in revenue from sales of fiber optic services and in a variety of ancillary revenues such as set-top box rental fees, advertising revenues, and other fees billed to customers, each of which generated approximately $0.1 million in incremental revenues.

Operating expenses

Cable segment cost of goods and services increased slightly.  Cable content cost increases and costs to support the expansion of voice services to upgraded markets have been largely offset by savings in backhaul costs, power and maintenance and repair costs as a result of the network upgrade efforts over the last two years.  These savings were created by shifting to a more efficient network design including reducing the number of head ends and migrating off more expensive third party voice and backhaul services.

Selling, general and administrative expenses have increased principally due to increased costs for customer service and general administrative functions as a result of serving more customers.

Index

Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

(in thousands)	Six Months Ended June 30,		Change
	2012	2011	$	%

Segment operating revenues
Service revenue	$32,410	$29,062	$3,348	11.5
Equipment and other revenue	5,187	4,303	884	20.5
Total segment operating revenues	37,597	33,365	4,232	12.7

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	23,786	23,359	427	1.8
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	10,301	8,863	1,438	16.2
Depreciation and amortization	12,055	11,786	269	2.3
Total segment operating expenses	46,142	44,008	2,134	4.8
Segment operating loss	$(8,545)	$(10,643)	$2,098	19.7

Operating revenues

Cable segment service revenue increased $3.3 million, or 11.5%, due to a 6.3% increase in average revenue generating units, customers shifting to higher priced digital TV services and higher speed data access packages, and video price increases driven by rising programming costs.

Equipment and other revenues increased $0.9 million, or 20.5%, due to increases in revenue from sales of fiber optic services and in a variety of ancillary revenues such as set-top box rental fees, advertising revenues, and other fees billed to customers, each of approximately $0.2 million in incremental revenues.

Operating expenses

Cable segment cost of goods and services increased slightly.  Cable content cost increases and costs to support the expansion particularly of voice services to upgraded markets have been largely offset by savings in backhaul costs, power and maintenance and repair costs as a result of the network re-build efforts over the last two years.

Selling, general and administrative expenses have increased principally due to allocated costs for customer service and general administrative functions.

Wireline

The Wireline segment is comprised of several subsidiaries providing telecommunications services.  Through these subsidiaries, this segment provides regulated and unregulated voice services, dial-up and DSL internet access, and long distance access services throughout Shenandoah County and portions of northwestern Augusta and Rockingham Counties, Virginia, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland.

Index

	June 30,	Dec. 31,	June 30,	Dec. 31,
	2012	2011	2011	2010

Wireline Segment
Telephone Access Lines	22,670	23,083	23,461	23,706
Long Distance Subscribers	10,380	10,483	10,647	10,667
DSL Subscribers	12,505	12,351	12,200	11,946
Dial-up Internet Subscribers	1,179	1,410	1,733	2,190
Fiber Route Miles	1,378	1,349	1,301	1,289
Total Fiber Miles (1)	81,844	78,523	73,064	71,118

(1)
Total fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance.  For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011

(in thousands)	Three Months Ended June 30,		Change
	2012	2011	$	%

Segment operating revenues
Service revenue	$4,118	$4,021	$97	2.4
Access revenue	3,042	3,647	(605)	(16.6)
Facilities lease revenue	5,252	3,934	1,318	33.5
Equipment revenue	14	7	7	100.0
Other revenue	1,356	657	699	106.4
Total segment operating revenues	13,782	12,266	1,516	12.4
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	6,518	4,817	1,701	35.3
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,638	1,866	(228)	(12.2)
Depreciation and amortization	2,285	2,155	130	6.0
Total segment operating expenses	10,441	8,838	1,603	18.1
Segment operating income	$3,341	$3,428	$(87)	(2.5)

Operating revenues

Operating revenues increased $1.5 million overall in the three months ended June 30, 2012, from the comparable 2011 period.  The increase in service revenue resulted primarily from contracts to provide internet access to third parties.  Access revenue decreased due to changes in affiliate billings and to the Company’s mid-2011 decision to de-tariff DSL rates.  Facility lease revenue increased due to charges for additional circuits to our Wireless affiliate and third parties for fiber to the tower and similar projects, to support voice services in the acquired cable markets, as well as service contracts to other customers.   Other revenue increased as the Company provided service to sold Converged Services properties at cost during transition of the properties. This increase is offset by an increase in cost of goods and services.

Operating expenses

Operating expenses overall increased $1.6 million, or 18.1%, in the three months ended June 30, 2012, compared to the 2011 three month period. The increase in cost of goods and services resulted from the costs of providing service to transitioning Converged Services properties. Also driving the increase were the costs of obtaining service from third parties to support the provision of additional voice services and facilities leases as mentioned above. The increase in depreciation resulted from additions to switch and circuit equipment required to support of the growth in fiber and other service contract revenue mentioned above.  The decrease in selling, general and administrative expenses resulted from lower commissions, advertising and bad debt charges, each of which was less than $0.1 million.

Index

Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

(in thousands)	Six Months Ended June 30,		Change
	2012	2011	$	%

Segment operating revenues
Service revenue	$8,247	$7,976	$271	3.4
Access revenue	6,035	6,865	(830)	(12.1)
Facilities lease revenue	10,304	7,718	2,586	33.5
Equipment revenue	20	18	2	(11.1)
Other revenue	2,085	1,773	312	17.6
Total segment operating revenues	26,691	24,350	2,341	9.6
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	11,747	9,350	2,397	25.6
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	3,354	3,667	(313)	(8.5)
Depreciation and amortization	4,458	4,105	353	8.6
Total segment operating expenses	19,559	17,122	2,437	14.2
Segment operating income	$7,132	$7,228	$(96)	(1.3)

Operating revenues

Operating revenues increased $2.3 million, or 9.6%, in the six months ended June 30, 2012, from the comparable 2011 period.  The increase in service revenue resulted primarily from contracts to provide internet access to third parties.  Access revenue decreased due to changes in affiliate billings and to the Company’s mid-2011 decision to de-tariff DSL rates.  Facility lease revenue increased due to charges for additional circuits to our Wireless affiliate and third parties for fiber to the tower and similar projects, to support voice services in the acquired cable markets, as well as service contracts to other customers.   Other revenue increased as the Company provided service to sold Converged Services properties during transition of the properties. This increase is offset by an increase in cost of goods and services.

Operating expenses

Operating expenses overall increased $2.4 million, or 14.2%, in the six months ended June 30, 2012, compared to the 2011 six month period. The increase in cost of goods and services resulted from the costs of providing service to transitioning Converged Services properties. Also driving the increase were the costs of obtaining service from third parties to provide voice services to Shentel Cable and other customers, related to the increases in service revenue and facilities lease revenue shown above. The increase in depreciation resulted from additions to switch and circuit equipment in support of fiber and other service contract revenue increases as shown above.  The decrease in selling, general and administrative expenses resulted from lower commissions, advertising and bad debt charges, each of which was less than $0.2 million.

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

The following table shows adjusted OIBDA for the three and six months ended June 30, 2012 and 2011:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Adjusted OIBDA	$26,910	$22,991	$51,923	$44,362

Index

The following table reconciles adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure, for the three and six months ended June 30, 2012 and 2011:

Consolidated: (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Operating income	$11,137	$7,994	$19,955	$15,085
Plus depreciation and amortization	15,259	14,444	31,066	28,382
OIBDA	26,396	22,438	51,021	43,467
Plus (gain) loss on asset sales	(9)	38	24	112
Plus share based compensation expense	523	515	878	783
Adjusted OIBDA	$26,910	$22,991	$51,923	$44,362

The following tables reconcile adjusted OIBDA to operating income by major segment for the three months and six months ended June 30, 2012 and 2011:

Wireless Segment: (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Operating income	$12,491	$10,352	$23,015	$20,427
Plus depreciation and amortization	6,753	6,140	14,510	12,374
OIBDA	19,244	16,492	37,525	32,801
Plus loss on asset sales	-	-	4	16
Plus share based compensation expense	152	146	256	246
Adjusted OIBDA	$19,396	$16,638	$37,785	$33,063

Cable Segment: (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Operating income (loss)	$(4,005)	$(4,923)	$(8,545)	$(10,643)
Plus depreciation and amortization	6,203	6,088	12,055	11,786
OIBDA	2,198	1,165	3,510	1,143
Plus (gain) loss on asset sales	(30)	28	(21)	75
Plus share based compensation expense	218	194	366	325
Adjusted OIBDA	$2,386	$1,387	$3,855	$1,543

Index

Wireline Segment: (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Operating income	$3,341	$3,428	$7,132	$7,228
Plus depreciation and amortization	2,285	2,155	4,458	4,105
OIBDA	5,626	5,583	11,590	11,333
Plus loss on asset sales	21	10	41	20
Plus share based compensation expense	120	115	202	193
Adjusted OIBDA	$5,767	$5,708	$11,833	$11,546

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

Sources and Uses of Cash. The Company generated $44.5 million of net cash from operations in the first six months of 2012, compared to $34.3 million in the first six months of 2011.  Net income increased from the 2011 period to 2012, including the effects of non-cash items such as depreciation, amortization, deferred income taxes and provisions for bad debt.  A decrease in income taxes receivable in the first six months of 2012 also contributed to the increase in net cash from operations.

Indebtedness. As of June 30, 2012, the Company’s indebtedness totaled $169.7 million, with an annualized overall weighted average interest rate of approximately 3.40%.  The Company has $50 million available under the Revolving Facility, and the right to borrow up to $100 million under one or more Incremental Term Loan facilities, subject to certain restrictions.  The Revolving Facility and Incremental Term Loan Facility are both subject to the terms of the Credit Agreement entered into in July 2010.

The Company is bound by certain financial covenants under the Credit Agreement dated July 30, 2010. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. As of June 30, 2012, the Company was in compliance with all debt covenants, and ratios at June 30, 2012 were as follows:

	Actual	Covenant Requirement at June 30, 2012
Total Leverage Ratio	1.77	2.50 or Lower
Debt Service Coverage Ratio	3.68	2.25 or Higher
Equity to Assets Ratio	44.2%	35.0% or Higher
Minimum Liquidity Balance	$69.6M	$15.0M or Higher

In accordance with the Credit Agreement, the total leverage and debt service coverage ratios noted above are based on the twelve months ended June 30, 2012. In addition to the covenants above, the Company is required to supply the lender with quarterly financial statements and other reports as defined by the Credit Agreement. The Company was in compliance with all reporting requirements at June 30, 2012.

The Company has no off-balance sheet arrangements (other than operating leases) and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. Capital expenditures budgeted for 2012 total approximately $138 million.  The major portion of the 2012 planned spending, approximately $60 million, consists of spending for the Company to mirror the Sprint Nextel network upgrade project, Network Vision, across portions of our network.  Spending directly related to Network Vision is expected to be completed across the entire network in 2013.  Capital spending in 2012 will also include spending to add capacity and network coverage to our PCS network, new towers to support expanded PCS network coverage, and on-going spending to expand and upgrade our fiber networks and information technology capabilities.  Cable segment capital spending for 2012 will total $34 million, including spending for upgrades of the last of the acquired Cable markets.

Index

For the first six months of 2012, the Company spent $32.3 million on capital projects, compared to $31.6 million in the comparable 2011 period.  Spending related to Wireless projects accounted for $11.8 million in the first six months of 2012, primarily for data capacity upgrades, while Wireline projects accounted for $6.1 million across a variety of projects.  Cable capital spending of $11.4 million related to plant and headend upgrades, and other projects totaled $3.0 million, largely related to information technology projects and vehicle acquisitions.

The Company received $3.3 million in cash from sales of Converged Services properties completed during the first six months of 2012.

The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Company’s existing credit facilities will provide sufficient cash to enable the Company to fund planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next twelve months. Our participation in the Network Vision plan will require significant capital expenditures and result in increased operating costs through 2013.   Thereafter, capital expenditures will likely continue to be required to provide increased capacity to meet the Company’s expected growth in demand for its products and services and complete planned upgrades to the cable networks. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for its products and new market developments and opportunities. The Company is also negotiating to refinance its existing credit facilities in order to increase the size of the term loan and to extend the repayment terms and other potential benefits, primarily to finance the Network Vision capital program.

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

Recently Issued Accounting Standards

There were no recently issued accounting standards, not adopted by the Company as of June 30, 2012, that are expected to have a material impact on the Company’s results of operations or financial condition.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of June 30, 2012, the Company had $165.9 million of variable rate debt outstanding, bearing interest at a rate of 2.99%, based upon one month LIBOR. An increase in market interest rates of 1.00% would add approximately $1.7 million to annual interest expense.  The remaining approximately $3.8 million of the Company’s outstanding debt has fixed rates through maturity.  Due to the relatively short time frame to maturity of this fixed rate debt, market value approximates carrying value of the fixed rate debt.  The Company entered into a swap agreement on notional principal equal to one-third of the outstanding variable rate debt to pay a fixed rate of 1.00% and receive a variable rate based on one month LIBOR through July 2013 to manage a portion of its interest rate risk.

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

The third component of interest rate risk is marked increases in interest rates that may adversely affect the rate at which the Company may borrow funds for growth in the future. The Company is also negotiating to refinance its existing credit facilities in order to increase the size of the term loan and to extend the repayment terms and other potential benefits, primarily to finance the Network Vision capital program. If interest rates under such renegotiated facilities increase, the Company’s future interest costs could increase.

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

As of June 30, 2012, the Company has $6.3 million of cost and equity method investments.  Approximately $2.7 million was invested in privately held companies directly or through investments with portfolio managers.  Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested and an additional $0.3 million committed under contracts the Company has signed with portfolio managers.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934.  The Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2012, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Index

PARTII.	OTHER INFORMATION

ITEM 1A.	Risk Factors

As previously discussed, our actual results could differ materially from our forward looking statements. There have been no material changes in the risk factors from those described in Part 1, Item 1A of  the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In conjunction with exercises of stock options and distributions of vested share awards, the Company periodically repurchases shares from recipients to cover some of the exercise price of the options being exercised or taxes payable associated with the distribution of shares.  The following table provides information about the Company’s repurchases of shares during the three months ended June 30, 2012:

	Number of Shares Purchased	Average Price Paid per Share
April 1 to April 30	1	$10.72
May 1 to May 31	6,227	$10.62
June 1 to June 30	2,529	$11.97

Total	8,757	$11.01

Index

ITEM 6.	Exhibits

(a) The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY
(Registrant)

/s/Adele M. Skolits
Adele M. Skolits
Vice President - Finance and Chief Financial Officer
Date: August 8, 2012

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