Form 10-Q
period 2012-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2012-11-05
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes ☐    No  ☑

The number of shares of the registrant’s common stock outstanding on October 25, 2012 was 23,925,153.

SHENANDOAH TELECOMMUNICATIONS COMPANY

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	September 30, 2012	December 31, 2011

Current Assets
Cash and cash equivalents	$94,647	$15,874
Accounts receivable, net	23,735	21,483
Income taxes receivable	-	12,495
Materials and supplies	7,249	7,469
Prepaid expenses and other	5,076	3,844
Assets held for sale	59	2,797
Deferred income taxes	985	502
Total current assets	131,751	64,464

Investments, including $2,074 and $2,160 carried at fair value	8,136	8,305

Property, plant and equipment, net	319,925	310,754

Other Assets
Intangible assets, net	76,210	81,346
Cost in excess of net assets of businesses acquired	10,962	10,962
Deferred charges and other assets, net	5,807	4,148
Net other assets	92,979	96,456
Total assets	$552,791	$479,979

See accompanying notes to unaudited condensed consolidated financial statements.

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	September 30, 2012	December 31, 2011

Current Liabilities
Current maturities of long-term debt	$2,719	$21,913
Accounts payable	10,072	11,708
Advanced billings and customer deposits	10,730	10,647
Accrued compensation	3,439	2,094
Liabilities held for sale	-	267
Income taxes payable	12,984	-
Accrued liabilities and other	9,606	8,950
Total current liabilities	49,550	55,579

Long-term debt, less current maturities	230,200	158,662

Other Long-Term Liabilities
Deferred income taxes	46,881	51,675
Deferred lease payable	4,620	4,174
Asset retirement obligations	5,883	7,610
Other liabilities	6,016	4,620
Total other liabilities	63,400	68,079

Commitments and Contingencies

Shareholders’ Equity
Common stock	23,774	22,043
Accumulated other comprehensive loss, net of tax	(1,136)	-
Retained earnings	187,003	175,616
Total shareholders’ equity	209,641	197,659

Total liabilities and shareholders’ equity	$552,791	$479,979

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Operating revenues	$72,876	$62,657	$213,077	$184,640

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	32,995	25,514	92,067	76,792
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	17,680	14,199	47,788	41,438
Depreciation and amortization	16,794	13,774	47,860	42,155
Total operating expenses	67,469	53,487	187,715	160,385
Operating income	5,407	9,170	25,362	24,255

Other income (expense):
Interest expense	(2,323)	(2,003)	(5,641)	(6,668)
Gain (loss) on investments, net	212	(250)	815	(499)
Non-operating income, net	169	195	616	703
Income from continuing operations before income taxes	3,465	7,112	21,152	17,791

Income tax expense	2,050	3,497	9,608	8,070
Net income from continuing operations	1,415	3,615	11,544	9,721
Losses from discontinued operations, net of tax benefits of $29, $392, $97 and $436, respectively	(54)	(613)	(157)	(700)
Net income	$1,361	$3,002	$11,387	$9,021
Other comprehensive loss:
Unrealized loss on interest rate swap, net of tax	(1,136)	-	(1,136)	-

Comprehensive income	$225	$3,002	$10,251	$9,021

Basic and diluted income (loss) per share:	$0.06	$0.15	$0.48	$0.41
Net income from continuing operations	-	(0.02)	(0.01)	(0.03)
Losses from discontinued operations	$0.06	$0.13	$0.47	$0.38
Net income

Weighted average shares outstanding, basic	23,875	23,781	23,858	23,773

Weighted average shares, diluted	23,956	23,823	23,905	23,823

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2010	23,767	$19,833	$170,472	$-	$190,305

Net income	-	-	12,993	-	12,993
Dividends declared ($0.33 per share)	-	-	(7,849)	-	(7,849)
Dividends reinvested in common stock	51	529	-	-	529
Stock-based compensation	-	1,718	-	-	1,718
Common stock issued through exercise of incentive stock options	5	37	-	-	37
Common stock issued for share awards	19	-	-	-	-
Common stock issued	1	13	-	-	13
Common stock repurchased	(5)	(92)	-	-	(92)
Net excess tax benefit from stock options exercised and stock awards	-	5	-	-	5

Balance, December 31, 2011	23,838	$22,043	$175,616	$-	$197,659

Net income	-	-	11,387	-	11,387
Other comprehensive loss, net of tax	-	-	-	(1,136)	(1,136)

Comprehensive income	-	-	-	-	10,251

Stock-based compensation	-	1,425	-	-	1,425
Common stock issued for share awards	45	-	-	-	-
Common stock repurchased	(13)	(144)	-	-	(144)
Common stock issued through exercise of stock options	55	411	-	-	411
Net tax benefit from stock awards	-	39	-	-	39
Balance, September 30, 2012	23,925	$23,774	$187,003	$(1,136)	$209,641

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2012	2011

Cash Flows From Operating Activities
Net income	$11,387	$9,021
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impairment charge	-	645
Depreciation	42,692	33,732
Amortization	5,168	8,423
Provision for bad debt	2,135	2,559
Stock based compensation expense	1,425	1,335
Excess tax benefits on stock option exercises	(106)	-
Deferred income taxes (benefit)	(4,473)	6,081
Net (gain) loss on disposal of equipment	64	(1,035)
Realized (gains) losses on investments	(35)	27
Unrealized (gains) losses on investments	(250)	236
Net (gain) loss from patronage and equity Investments	(764)	13
Write-off of unamortized loan fees	780	-
Other	1,215	51
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(5,298)	(2,876)
Materials and supplies	220	1,050
Income taxes receivable	12,495	(3,894)
Increase (decrease) in:
Accounts payable	(1,671)	(4,449)
Deferred lease payable	446	319
Income taxes payable	12,984	-
Other prepaids, deferrals and accruals	(959)	3,283
Net cash provided by operating activities	$77,455	$54,521

Cash Flows From Investing Activities
Purchase and construction of property, plant and equipment	$(53,611)	$(52,505)
Proceeds from sale of assets	161	1,170
Proceeds from sale of equipment	-	60
Cash received from sales of Converged Services’ properties	3,265	-
Purchase of investment securities	-	(84)
Proceeds from sale of investment securities	1,203	444

Net cash used in investing activities	$(48,982)	$(50,915)

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2012	2011

Cash Flows From Financing Activities
Principal payments on long-term debt	$(177,655)	$(9,115)
Amounts borrowed under debt agreements	230,000	-
Cash paid for debt issuance costs	(2,418)	-
Excess tax benefits on stock option exercises	106	-
Repurchases of stock	(144)	(92)
Proceeds from exercise of incentive stock options	411	10

Net cash provided by/(used in) financing activities	$50,300	$(9,197)

Net increase (decrease) in cash and cash equivalents	$78,773	$(5,591)

Cash and cash equivalents:
Beginning	15,874	27,453
Ending	$94,647	$21,862

Supplemental Disclosures of Cash Flow Information
Cash payments for:

Interest	$4,738	$5,600

Income taxes (received) paid	$(11,491)	$5,447

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

During 2012, the Company sold service contracts and related equipment for Converged Services’ properties to third party purchasers, receiving cash proceeds of $1.5 million, with an additional $0.4 million placed in escrow.  The total proceeds approximated the carrying value of the assets sold.   The Company also collected $1.8 million in cash from previously established escrow receivables.

At September 30, 2012, the Company had six remaining properties. The Company is working with the purchasers and owners of four properties to complete negotiated sale transactions and is in the process of ending its relationship with the remaining two. No additional impairments are anticipated.

Assets and liabilities held for sale consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Assets held for sale:
Property, plant and equipment, net	$59	$2,424
Other assets	-	373
	$59	$2,797
Liabilities:
Other liabilities	$-	$267

Index

Discontinued operations included the following amounts of operating revenue and income (loss) before income taxes:

(in thousands)	Three Months Ended September 30,
	2012	2011
Operating revenues	$96	$2,531
Earnings (loss) before income taxes	$(82)	$(1,005)

	Nine Months Ended September 30,
	2012	2011
Operating revenues	$1,065	$8,868
Earnings (loss) before income taxes	$(254)	$(1,136)

3.  Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Plant in service	$568,908	$536,267
Plant under construction	30,437	12,389
	599,345	548,656
Less accumulated amortization and depreciation	279,420	237,902
Net property, plant and equipment	$319,925	$310,754

4.  Earnings per share

Basic net income (loss) per share was computed on the weighted average number of shares outstanding.  Diluted net income (loss) per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options.  Of 668 thousand and 511 thousand shares and options outstanding at September 30, 2012 and 2011, respectively, 346 thousand and 363 thousand were anti-dilutive, respectively.  These options have been excluded from the computations of diluted earnings per share for their respective periods.  There were no adjustments to net income for either period.

5.  Investments Carried at Fair Value

Investments include $2.1 million and $2.2 million of investments carried at fair value as of September 30, 2012 and December 31, 2011, respectively, consisting of equity, bond and money market mutual funds.  These investments were acquired under a rabbi trust arrangement related to a non-qualified supplemental retirement plan maintained by the Company.  During the nine months ended September 30, 2012, the Company recognized $35 thousand in net gains on dispositions of investments, recognized $31 thousand in dividend and interest income from investments, and recognized net unrealized gains of $250 thousand on these investments.  The Company also received $402 thousand distributed from the rabbi trust in connection with a payout from the non-qualified supplemental retirement plan to a participant. Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds.

6.  Financial Instruments

Financial instruments on the consolidated balance sheets that approximate fair value include:  cash and cash equivalents, receivables, investments carried at fair value, payables, accrued liabilities, interest rate swaps and variable rate long-term debt.

Index

7. Derivative Instruments and Hedging Activities

The Company’s objectives in using interest rate derivatives are to add stability to cash flows and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps (both those designated as cash flow hedges as well as those not designated as cash flow hedges) involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The Company initially entered into a pay fixed, receive variable interest rate swap of $63.3 million of notional principal in August 2010.  This interest rate swap was not designated as a cash flow hedge.  Changes in the fair value of interest rate swaps not designated as cash flow hedges are recorded in interest expense each reporting period.  The total outstanding notional amount of interest rate swaps not designated as cash flow hedges was $53.8 million as of September 30, 2012.  This swap expires in July 2013.  Changes in fair value recorded in interest expense for the three months ended September 30, 2012 and 2011, were a decrease of $55 thousand and an increase of $162 thousand, respectively; for the nine months ended September 30, 2012 and 2011, the changes were a decrease of $106 thousand and an increase of $537 thousand, respectively.

The Company entered into a pay fixed, receive variable interest rate swap of $174.6 million of notional principal in September 2012.  This interest rate swap was designated as a cash flow hedge.  The total outstanding notional amount of cash flow hedges was $174.6 million as of September 30, 2012.

The effective portion of changes in the fair value of interest rate swaps designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company uses its derivatives to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings through interest expense. No hedge ineffectiveness was recognized during any of the periods presented.

Amounts reported in accumulated other comprehensive income related to the interest rate swaps designated and that qualify as cash flow hedges are reclassified to interest expense as interest payments are accrued on the Company’s variable-rate debt. As of September 30, 2012, the Company estimates that $1.6 million will be reclassified as an increase to interest expense during the next twelve months due to the interest rate swaps since the hedge interest rate exceeds the variable interest rate on the debt.

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheet as of September 30, 2012 and December 31, 2011 (in thousands):

	Liability Derivatives
		Fair Value as of
	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives not designated as hedging instruments:
Interest rate swaps	Accrued liabilities and other	$347	$331
	Other liabilities	-	121
Total derivatives not designated as cash flow hedges		$347	$452

Derivatives designated as hedging instruments:
Interest rate swaps	Accrued liabilities and other	$1,614	$-
	Other liabilities	288	-
Total derivatives designated as hedging instruments		$1,902	$-

Index

The table below presents the effect of the Company’s derivative financial instruments designated as cash flow hedges on the consolidated income statements for the three and nine months ended September 30, 2012 (in thousands):

Three Months Ended September 30,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2012	Interest rate swap	$(1,964)	Interest expense	$62

Nine Months Ended September 30,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2012	Interest rate swap	$(1,964)	Interest expense	$62

The fair value of interest rate swaps is determined using a pricing model with inputs that are observable in the market (level 2 fair value inputs).

8.  Segment Information

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

The Cable segment provides video, internet and voice services in Virginia, West Virginia and Maryland, and leases fiber optic facilities throughout these areas.

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

Selected financial data for each segment is as follows:

Index

Three months ended September 30, 2012 (in thousands)	Wireless	Wireline	Cable	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$41,517	$3,741	$16,509	$-	$-	$61,767
Other	3,307	5,389	2,413	-	-	11,109
Total external revenues	44,824	9,130	18,922	-	-	72,876
Internal revenues	837	4,597	79	-	(5,513)	-
Total operating revenues	45,661	13,727	19,001	-	(5,513)	72,876

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	19,121	6,302	12,521	2	(4,951)	32,995
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	9,651	1,752	6,199	640	(562)	17,680
Depreciation and amortization	8,643	2,233	5,908	10	-	16,794
Total operating expenses	37,415	10,287	24,628	652	(5,513)	67,469
Operating income (loss)	8,246	3,440	(5,627)	(652)	-	5,407

Three months ended September 30, 2011 (In thousands)	Wireless	Wireline	Cable	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$34,403	$3,604	$14,532	$-	$-	$52,539
Other	3,286	4,829	2,003	-	-	10,118
Total external revenues	37,689	8,433	16,535	-	-	62,657
Internal revenues	800	3,994	83	-	(4,877)	-
Total operating revenues	38,489	12,427	16,618	-	(4,877)	62,657

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	12,667	4,887	12,082	36	(4,158)	25,514
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,028	1,891	5,271	728	(719)	14,199
Depreciation and amortization	5,868	2,156	5,692	58	-	13,774
Total operating expenses	25,563	8,934	23,045	822	(4,877)	53,487
Operating income (loss)	12,926	3,493	(6,427)	(822)	-	9,170

Index

Nine months ended September 30, 2012 (in thousands)	Wireless	Wireline	Cable	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$120,107	$11,272	$48,918	$-	$-	$180,297
Other	9,991	15,343	7,446	-	-	32,780
Total external revenues	130,098	26,615	56,364	-	-	213,077
Internal revenues	2,495	13,803	233	-	(16,531)	-
Total operating revenues	132,593	40,418	56,597	-	(16,531)	213,077

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	52,432	18,048	36,381	25	(14,819)	92,067
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	25,746	5,107	16,427	2,220	(1,712)	47,788
Depreciation and amortization	23,153	6,691	17,963	53	-	47,860
Total operating expenses	101,331	29,846	70,771	2,298	(16,531)	187,715
Operating income (loss)	31,262	10,572	(14,174)	(2,298)	-	25,362

Nine months ended September 30, 2011 (In thousands)	Wireless	Wireline	Cable	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$100,413	$10,850	$43,594	$-	$-	$154,857
Other	9,687	13,906	6,190	-	-	29,783
Total external revenues	110,100	24,756	49,784	-	-	184,640
Internal revenues	2,391	12,021	199	-	(14,611)	-
Total operating revenues	112,491	36,777	49,983	-	(14,611)	184,640

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	39,671	14,238	35,441	100	(12,658)	76,792
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	21,225	5,558	14,134	2,474	(1,953)	41,438
Depreciation and amortization	18,242	6,260	17,478	175	-	42,155
Total operating expenses	79,138	26,056	67,053	2,749	(14,611)	160,385
Operating income (loss)	33,353	10,721	(17,070)	(2,749)	-	24,255

A reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before income taxes is as follows:

	Three Months Ended September 30,
	2012	2011

Total consolidated operating income	$5,407	$9,170
Interest expense	(2,323)	(2,003)
Non-operating income (expense), net	381	(55)
Income from continuing operations before income taxes	$3,465	$7,112

Index

	Nine Months Ended September 30,
	2012	2011

Total consolidated operating income	$25,362	$24,255
Interest expense	(5,641)	(6,668)
Non-operating income (expense), net	1,431	204
Income from continuing operations before income taxes	$21,152	$17,791

The Company’s assets by segment are as follows:

(in thousands)	September 30, 2012	December 31, 2011

Wireless	$136,396	$147,093
Cable	209,344	212,683
Wireline	85,178	84,456
Other (includes assets held for sale)	481,030	381,230
Combined totals	911,948	825,462
Inter-segment eliminations	(359,157)	(345,483)
Consolidated totals	$552,791	$479,979

9.  Income Taxes

The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2008 are no longer subject to examination. The Company is under audit in the state of Maryland for the 2007, 2008 and 2009 tax years, and in the state of Pennsylvania for the 2009 tax year.  No other state or federal income tax audits were in process as of September 30, 2012.

10.  Long-Term Debt and Revolving Lines of Credit

As of September 30, 2012 and December 31, 2011, the Company’s outstanding long-term debt consisted of the following:

(in thousands)
	September 2012	December 2011

CoBank (fixed term loan)	$2,557	$4,524
CoBank Term Loan A	230,000	175,565
Other debt	362	486
	232,919	180,575
Current maturities	2,719	21,913
Total long-term debt	$230,200	$158,662

On September 14, 2012, the Company executed an Amended and Restated Credit Agreement with CoBank and with the participation of 16 additional Farm Credit institutions, for the purpose of refinancing the Company’s existing outstanding debt, funding planned capital expenditures to upgrade the Company’s wireless network in conjunction with Sprint Nextel’s wireless network upgrade project known as Network Vision, and other corporate needs.

Index

The Amended and Restated Credit Agreement provides for three facilities, a Term Loan Facility, a Revolver Facility, and an Incremental Term Loan Facility.  The Term Loan Facility totals $232.8 million and was fully drawn for the purposes described above.  The Term Loan Facility has two parts, the Fixed Term Loan Facility of approximately $2.6 million in aggregate principal amount, and the Term Loan A Facility of $230 million in aggregate principal amount.  The Fixed Term Loan Facility is required to be repaid in monthly installments of approximately $230 thousand of principal, plus interest at 7.37%, from September 2012 through August 2013.  The Term Loan A Facility requires quarterly principal repayments of $5.75 million beginning on December 31, 2014, with the remaining expected balance of approximately $120.75 million due at maturity on September 30, 2019.  After an initial stub period, the Term Loan A Facility is expected to bear interest at 30-day LIBOR, currently 0.22%, plus a spread determined by the Company’s Total Leverage Ratio, initially 2.75%; the Company may elect to use other rates as the base, but does not currently expect to do so.

The Revolver Facility provides for $50 million in immediate availability for future capital expenditures and general corporate needs.  In addition, the Credit Agreement permits the Company to enter into one or more Incremental Term Loan Facilities, or to increase the Revolver Facility, in the aggregate principal amount not to exceed $100 million subject to compliance with certain covenants.  No draw has been made or is currently contemplated under either of these facilities.  When and if a draw is made, the maturity date and interest rate options would be substantially identical to the Term Loan A Facility.  Repayment provisions would be agreed to at the time of each draw under the Incremental Term Loan Facility.

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

The Facilities are secured by a pledge by the Company of its stock in its subsidiaries, a guarantee by the Company’s subsidiaries other than Shenandoah Telephone Company or Shentel Converged Services, Inc. (and, until certain regulatory approvals are received, Shentel Communications, LLC), and a security interest in all of the assets of the guarantors.

The Company is subject to certain financial covenants to be measured on a trailing twelve month basis each calendar quarter unless otherwise specified.  These covenants include:

•
a limitation on the Company’s total leverage ratio, defined as indebtedness divided by earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than or equal to 3.00 to 1.00 from the closing date through March 31, 2014, then 2.50 to 1.00 from April 1, 2014 through March 31, 2015, and 2.00 to 1.00 thereafter;

•
a minimum debt service coverage ratio, defined as EBITDA divided by the sum of all scheduled principal payments on the Term Loans and regularly scheduled principal payments on other indebtedness plus cash interest expense, greater than 2.50 to 1.00 at all times;

•
a minimum equity to assets ratio, defined as consolidated total assets minus consolidated total liabilities, divided by consolidated total assets, of at least 0.30 to 1.00 from the amendment date through December 31, 2013; then at least 0.325 to 1.00 through December 31, 2014, and at least 0.35 to 1.00 thereafter, measured at each fiscal quarter end;

The Amended and Restated Credit Agreement requires the Company to obtain interest rate protection within 90 days of the amendment date for at least 33% of the aggregate principal balance of the Term Loan A then outstanding, for not less than three years after such date.  The Company entered into a pay fixed, receive variable interest rate swap (the 2012 swap) agreement covering approximately 76% of the outstanding principal of the Term Loan A balance through its maturity. The 2012 swap effectively fixes the rate on this portion of the debt at 3.88%.  The Company has applied hedge accounting to this swap agreement.  The Company also has an existing pay fixed, receive variable interest rate swap agreement. This agreement was executed in 2010 and expires in July 2013.  As of the amendment date, it covered the remaining approximately 25% of the outstanding principal balance, and effectively fixed the rate on this portion of the debt at 4.00%. The principal covered by this swap will decline quarterly until it expires.  The Company did not elect to apply hedge accounting to this swap.

The Company wrote-off approximately $0.8 million, pre-tax, of existing unamortized transaction costs associated with replacing certain lenders from the original credit agreement.

Index

As of September 30, 2012, the Company was in compliance with the covenants in its credit agreements.

The aggregate maturities of long-term debt for each of the twelve month periods shown below are as follows:

Twelve Months Ended	Amount
(in thousands)
September 30, 2013	$2,719
September 30, 2014	-
September 30, 2015	23,000
September 30, 2016	23,000
September 30, 2017	23,000
Later years	161,200
$232,919

The estimated fair value of fixed rate debt instruments as of September 30, 2012 and December 31, 2011 was approximately equal to its carrying value at each date, given the short term to maturity.  The estimated fair value of the variable rate debt is assumed to approximate its carrying value.  The fair value of the Company’s interest rate swaps was a liability of $2.2 million and $452 thousand at September 30, 2012 and December 31, 2011, respectively.

The Company receives patronage credits from CoBank and certain of its affiliated Farm Credit institutions, which are not reflected in the stated rates shown above.  Patronage credits are a distribution of profits of CoBank as approved by its Board of Directors.  During both the first quarters of 2012 and 2011, the Company received patronage credits of approximately 100 basis points on its outstanding CoBank debt balance (approximately 40% of the then outstanding balance). The Company accrued 100 basis points in the year ended December 31, 2011, in anticipation of the early 2012 distribution of the credits by CoBank.  Patronage credits are typically paid 65% in cash, with the balance paid in shares of CoBank stock.

11.  Asset Retirement Obligations

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

Changes in the liability for asset removal obligations for the nine months and twelve months ended September 30, 2012 and December 31, 2011 are summarized below (in thousands):

	September 2012	December 2011

Balance at beginning of year	$7,610	$6,542
Revisions to previous estimates	(1,973)	-
Additional liabilities accrued	280	556
Liabilities retired	(240)	-
Accretion expense	206	512
Balance at end of period	$5,883	$7,610

Index

12.  Lease Commitments

The Company leases land, buildings and tower space under various non-cancelable agreements, which expire between the years 2012 and 2039 and require various minimum annual rental payments.  These leases typically include renewal options and escalation clauses. In general, tower leases have five or ten year initial terms with four renewal terms of five years each. The other leases generally contain certain renewal options for periods ranging from five to twenty years.

During 2012, particularly during the three months ended September 30, 2012, the Company amended a number of its cell site leases to accommodate changes required to complete the replacement of base station equipment under the Company’s participation in Sprint Nextel’s Network Vision program.  Updated lease disclosures affected by these changes are provided below.

Future minimum lease payments under non-cancelable operating leases, including renewals that are reasonably assured at the inception of the lease, with initial variable lease terms in excess of one year as of September 30, 2012 are as follows:

Year Ending	Amount
(in thousands)
Oct – Dec 2012	$2,709
2013	10,901
2014	10,661
2015	10,302
2016 2017	9,872 9,883
2018 and beyond	46,137
$100,465

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

*	The Cable segment provides video, internet and voice services in franchise areas in Virginia, West Virginia and Maryland, and leases fiber optic facilities throughout these areas.

*
The Wireline segment provides regulated and unregulated voice services, DSL internet access, and long-distance access services throughout Shenandoah County and portions of Rockingham and Augusta Counties, Virginia, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland.

*
A fourth segment, Other, primarily includes Shenandoah Telecommunications Company, the parent holding company, as well as certain general and administrative costs historically charged to Converged Services that could not be allocated to discontinued operations.

During the first quarter of 2012, the Company entered into agreements with Sprint Nextel and Alcatel-Lucent to begin updating the Company’s Wireless network.  The update will use base station equipment to be acquired from Alcatel-Lucent in conjunction with Sprint Nextel’s wireless network upgrade plan known as Network Vision.

Index

During the second quarter of 2012, the Company upgraded its wireless switch and began replacing cell site equipment.  The Company expects to launch 4G LTE service in portions of its wireless footprint during the fourth quarter of 2012.   Through September 30, 2012, the Company had replaced 80 cell sites.  The Company expects to replace all of its existing cell site equipment by the end of 2013.  The Company has accelerated depreciation on these assets so that net book value at time of trade-in will equal the expected value to be realized upon trade-in.  Depreciation expense for the three months and nine months ended September 30, 2012, included approximately $3.2 million and $6.2 million, respectively, of accelerated depreciation on Wireless segment equipment.  The Company expects accelerated depreciation expense in the Wireless segment to remain at lower but still elevated levels in the fourth quarter of 2012 and in 2013.  In the nine months ended September 30, 2012, the Company recognized a favorable one-time adjustment of $0.9 million to Wireless segment depreciation expense related to changes in estimated asset retirement obligations.  The Company also expects Wireless segment operating expenses to increase in the near future as changes to backhaul arrangements and cell site lease agreements related to the Network Vision upgrade take effect.  During the three and nine months ended September 30, 2012, renegotiations of approximately 60 cell site leases took effect, and the first Network Vision backhaul arrangements went into effect.  Incremental costs related to these activities totaled approximately $0.4 million.

In October 2012, Softbank, a Japanese software and wireless telecommunications provider, announced that it would acquire a 70% stake in Sprint Nextel in a multi-step transaction.  The Company does not expect that this transaction will have any impact on the Company’s contractual arrangements with Sprint Nextel.

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

In several transactions through September 30, 2012, the Company sold service contracts and related equipment for Converged Services’ properties to several third party purchasers, receiving cash proceeds of $1.5 million with an additional $0.4 million placed in escrow.  The total proceeds approximated the carrying value of the assets sold.   The Company also collected $1.8 million in cash from previously established escrow receivables.  At September 30, 2012, escrow receivables outstanding totaled $0.7 million.

At September 30, 2012, the Company had six remaining properties. The Company is working with the purchasers and owners of four properties to complete negotiated sale transactions and is in the process of ending its relationship with the remaining two. No additional impairments are anticipated.

Results of Operations

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011

Consolidated Results

The Company’s consolidated results from continuing operations for the third quarters of 2012 and 2011 are summarized as follows:

Index

(in thousands)	Three Months Ended September 30,		Change
	2012	2011	$	%

Operating revenues	$72,876	$62,657	$10,219	16.3
Operating expenses	67,469	53,487	13,982	26.1
Operating income	5,407	9,170	(3,763)	(41.0)

Interest expense	(2,323)	(2,003)	(320)	16.0
Other income (expense)	381	(55)	436	792.7
Income before taxes	3,465	7,112	(3,647)	(51.3)
Income tax expense	2,050	3,497	1,447	(41.4)
Net income from continuing operations	$1,415	$3,615	$(2,200)	(60.9)

Operating revenues

For the three months ended September 30, 2012, operating revenues increased $10.2 million, or 16.3%.  Wireless segment revenues increased $7.2 million, cable segment revenues increased $2.4 million, and wireline segment revenues increased $0.7 million after eliminations. Postpaid PCS service revenues increased $5.0 million over the third quarter of 2011, while prepaid PCS service revenues increased $2.1 million.  PCS and cable segment service revenue increases reflect subscriber count increases and increases in revenue per subscriber.  Wireline revenue increases resulted primarily from increases in circuits in service.

Operating expenses

For the three months ended September 30, 2012, operating expenses increased $14.0 million, or 26.1%, compared to the 2011 period.  This increase included $3.0 million of additional depreciation and amortization expense, primarily due to $3.2 million in accelerated depreciation associated with the planned upgrade of the Company’s wireless cell site network to take advantage of fourth generation technology.  Costs of goods and services increased $7.5 million, due to $1.9 million in additional network and backhaul costs associated with providing wireless data capacity and expanded services in our cable segment, and to increased handset costs in the wireless segment.  Postpaid handset costs increased $2.1 million while prepaid handset subsidies increased $2.3 million in the third quarter of 2012 relative to the third quarter of 2011.  The increase in postpaid handset costs is largely due to the incremental cost of the iPhone, which the Company began selling in the fourth quarter of 2011.  The increase in prepaid handset subsidies is due to an increase in the rate per handset charged by Sprint Nextel.  The Company also recognized $1.3 million in gains on trade-ins of base stations in the third quarter of 2011, which reduced costs of goods and services.  Increases of $3.5 million in selling, general and administrative expenses resulted from $1.6 million of increased costs for prepaid wireless sales and marketing costs, $1.0 million of increased postpaid wireless sales, marketing and customer service costs in the Wireless segment and $0.9 million of increased sales, marketing and customer service costs in the Cable segment.

Interest expense

The increase in interest expense resulted from the write-off of $0.8 million in unamortized loan costs remaining from the 2010 loan transaction during the third quarter of 2012, offset by changes in the fair value of the Company’s 2010 interest rate swap and lower interest payments on the Company’s outstanding debt due to a combination of lower rates and balances.

Income tax expense

The Company’s effective tax rate increased from 49.0% in the third quarter of 2011 to 59.2% in the third quarter of 2012 due to revisions to estimates utilized during the preparation of the 2011 year-end tax provision.

Index

Net income from continuing operations

For the three months ended September 30, 2012, net income from continuing operations decreased $2.2 million from the comparable 2011 period, as growth in subscriber counts and revenue per subscriber in both the Wireless and Cable segments combined with increased revenues for fiber and other facilities in the Wireline segment, were offset by increases in operating expenses incurred in support of this growth and the accelerated depreciation charges associated with the Company’s participation in the Network Vision upgrade program, as well as higher interest expenses and corrections to tax items.

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

Consolidated Results

The Company’s consolidated results from continuing operations for the first nine months of 2012 and 2011 are summarized as follows:

(in thousands)	Nine Months Ended September 30,		Change
	2012	2011	$	%

Operating revenues	$213,077	$184,640	$28,437	15.4
Operating expenses	187,715	160,385	27,330	17.0
Operating income	25,362	24,255	1,107	4.6

Interest expense	(5,641)	(6,668)	1,027	(15.4)
Other income (expense)	1,431	204	1,227	601.5
Income before taxes	21,152	17,791	3,361	18.9
Income tax expense	9,608	8,070	1,538	19.1
Net income from continuing operations	$11,544	$9,721	$1,823	18.8

Operating revenues

For the nine months ended September 30, 2012, operating revenues increased $28.4 million, or 15.4%. The increase was due to $20.1 million in incremental wireless segment revenues, $6.6 million of additional cable segment revenues, and $1.7 million of additional wireline segment revenues after eliminations.  Postpaid wireless service revenues increased $12.5 million in 2012, while prepaid wireless service revenues increased $7.2 million.  Subscriber count increases and increases in revenue per subscriber each contributed to the increases in cable segment revenues and both categories of wireless segment service revenues.  The increase in wireline revenues resulted primarily from increases in circuits in service.

Operating expenses

For the nine months ended September 30, 2012, operating expenses increased $27.3 million, or 17.0%, compared to the 2011 period.  This included an increase of $5.7 million of depreciation and amortization expense, including $6.2 million in accelerated depreciation associated with the planned upgrade of the Company’s wireless cell site network to take advantage of fourth generation technology, net of the $0.9 million adjustment related to asset retirement obligations.  Cost of goods and services increased $15.3 million.   Major changes included a $4.5 million increase in costs of postpaid handsets and a $4.2 million increase in prepaid handset subsidies in our wireless segment, as well as $2.3 million in incremental network and backhaul costs primarily in support of wireless data capacity and expanded services in our cable segment.   The Company also recognized gains, totaling $1.3 million, in the 2011 period related to trade-ins of wireless base stations, while repair costs related to major storms in our territory added $0.5 million to 2012 expenses.  Cable programming costs increased $2.0 million in 2012 over 2011.  Selling, general and administrative expenses increased $6.5 million from the 2011 first nine months, including $2.1 million in prepaid wireless sales and marketing costs, $2.2 million in incremental commissions and advertising costs, $1.4 million in additional customer care costs and $0.7 million in other general and administrative costs.

Index

Interest expense

The decrease in interest expense resulted from lower outstanding balances (prior to the refinancing in September 2012), reductions in the spread over LIBOR during 2011 and 2012, partially offset by the write-off of $0.8 million of unamortized loan costs remaining from the 2010 loan, reflecting the interest of lenders replaced in the 2012 refinancing.

Income tax expense

The Company’s effective tax rate was 45.4% in both nine month periods.

Net income from continuing operations

For the nine months ended September 30, 2012, net income from continuing operations increased $1.8 million, reflecting growth in subscriber counts and revenue per subscriber in both the Wireless and Cable segments, increased revenues for fiber and other facilities in the Wireline segment, partially offset by increases in operating expenses incurred in support of this growth and the accelerated depreciation charges associated with the Company’s participation in the Network Vision upgrade program, and lower interest expenses.

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

The following tables show selected operating statistics of the Wireless segment as of the dates shown:

	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2012	2011	2011	2010

Retail PCS Subscribers – Postpaid	258,867	248,620	243,548	234,809
Retail PCS Subscribers – Prepaid	122,454	107,100	98,272	66,956
PCS Market POPS (000) (1)	2,390	2,388	2,397	2,337
PCS Covered POPS (000) (1)	2,056	2,055	2,114	2,049
CDMA Base Stations (sites)	510	509	508	496
EVDO-enabled sites	438	433	402	381
EVDO Covered POPS (000) (1)	2,028	2,027	2,053	1,981
Towers	149	149	149	146
Non-affiliate cell site leases	216	219	219	216

Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Gross PCS Subscriber Additions – Postpaid	18,427	16,126	50,500	46,285
Net PCS Subscriber Additions – Postpaid	3,842	2,686	10,247	8,739
Gross PCS Subscriber Additions – Prepaid	18,777	19,545	53,184	65,579
Net PCS Subscriber Additions – Prepaid	5,384	6,940	15,355	31,316
PCS Average Monthly Retail Churn % - Postpaid	1.89%	1.85%	1.77%	1.69%
PCS Average Monthly Retail Churn % - Prepaid	3.73%	4.43%	3.65%	4.50%

1)
POPS refers to the estimated population of a given geographic area and is based on information purchased from third parties.  Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the Company’s network.

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011

(in thousands)	Three Months Ended September 30,		Change
	2012	2011	$	%

Segment operating revenues
Wireless service revenue	$41,517	$34,403	$7,114	20.7
Tower lease revenue	2,286	2,302	(16)	(0.7)
Equipment revenue	1,436	1,107	329	29.7
Other revenue	422	677	(255)	(37.7)
Total segment operating revenues	45,661	38,489	7,172	18.6
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	19,121	12,667	6,454	51.0
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	9,651	7,028	2,623	37.3
Depreciation and amortization	8,643	5,868	2,775	47.3
Total segment operating expenses	37,415	25,563	11,852	46.4
Segment operating income	$8,246	$12,926	$(4,680)	(36.2)

Operating revenues

Wireless service revenue increased $7.1 million, or 20.7%, for the three months ended September 30, 2012, compared to the comparable 2011 period.  Net postpaid service revenues increased $5.0 million, as data fees on smartphones increased $2.0 million in the 2012 period from 2011’s third quarter, while 6.1% growth in quarter-over-quarter average postpaid subscribers and increased rates added an additional $3.0 million to net postpaid service revenue.  Net prepaid service revenues grew $2.1 million, or 35%, compared to the 2011 third quarter.  Average prepaid subscribers increased 26% in 2012 over 2011, with changes in the mix of subscribers (to those with comparatively higher revenue plans) accounting for the remainder of the increase in prepaid service revenues.

The increase in equipment revenue resulted primarily from $0.4 million in incremental revenue from sales of higher priced iPhones.

Index

Cost of goods and services

Cost of goods and services increased $6.5 million, or 51.0%, in 2012 from the third quarter of 2011.  Postpaid handset costs increased $2.0 million due to the higher cost of iPhones, which were not available in early 2011.  Costs of iPhones sold to new and existing postpaid customers increased $1.0 million over the cost of a comparable quantity of smartphones sold in the third quarter of 2011.  Handset subsidies associated with prepaid customer acquisitions and upgrades increased $2.3 million due to higher unit costs charged by Sprint Nextel. Network costs increased $1.2 million for backhaul and rent expenses.  Network costs are expected to continue to increase due to the temporary need for redundant backhaul circuits during the implementation of the Network Vision plan, and going forward to accommodate the expected increase in data volumes. While there was no trade-in activity in the third quarter of 2012, the 2011 period costs were partially offset by a $1.4 million gain on trade-in of wireless network assets.

Selling, general and administrative

Selling, general and administrative costs increased $2.6 million, or 37.3%, in the third quarter of 2012 over the comparable 2011 period.  Marketing and selling costs charged by Sprint Nextel for the addition of new prepaid customers increased $1.2 million, while costs to support the existing prepaid subscriber base increased $0.5 million primarily as a result of the growth in prepaid subscribers. The remainder of the increase related to advertising and commission expenses associated with postpaid activities, which increased $0.8 million.

Depreciation and amortization

Depreciation and amortization increased $2.8 million in 2012 over the 2011 third quarter, due to recording $3.2 million of accelerated depreciation on existing assets that will be replaced during Network Vision upgrades. There was a $0.3 million decrease in amortization of the initial purchase cost of prepaid customers acquired in July 2010, which decreases each month in relation to churn in the initial customer base.  Network Vision-related accelerated depreciation expenses will remain elevated, though at a lower level, through 2013, when the Company expects to have completely replaced the existing equipment.

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

(in thousands)	Nine Months Ended September 30,		Change
	2012	2011	$	%

Segment operating revenues
Wireless service revenue	$120,107	$100,413	$19,694	19.6
Tower lease revenue	6,816	6,677	139	2.1
Equipment revenue	4,307	3,735	572	15.3
Other revenue	1,363	1,666	(303)	(18.2)
Total segment operating revenues	132,593	112,491	20,102	17.9
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	52,432	39,671	12,761	32.2
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	25,746	21,225	4,521	21.3
Depreciation and amortization	23,153	18,242	4,911	26.9
Total segment operating expenses	101,331	79,138	22,193	28.0
Segment operating income	$31,262	$33,353	$(2,091)	(6.3)

Index

Operating revenues

Wireless service revenue increased $19.7 million, or 19.6%, for the nine months ended September 30, 2012, compared to the comparable 2011 period.  Net postpaid service revenues increased $12.5 million, as data fees on smartphones increased $6.5 million in the 2012 period over 2011, while 5.8% growth in period-over-period average postpaid subscribers added an additional $6.0 million to net postpaid service revenue.  Net prepaid service revenues grew $7.2 million, or nearly 46%, compared to the nine months ended September 30, 2011.  Average prepaid subscribers increased 36% in 2012 over 2011, with changes in the mix of subscribers toward higher revenue plans accounting for the remainder of the increase in prepaid service revenues.

The increase in tower lease revenue resulted primarily from scheduled escalations in revenue streams.

The increase in equipment revenue resulted primarily from the incremental revenue from iPhones sold, partially offset by fewer sales of lower priced other devices sold.

Cost of goods and services

Cost of goods and services increased $12.8 million, or 32.2%, in 2012 from the first nine months of 2011.  Postpaid handset costs increased $4.6 million, largely due to the higher cost of iPhones, which were not available until October 2011.  Handset subsidies associated with prepaid customer acquisitions and upgrades increased $4.3 million due to higher unit costs charged by Sprint Nextel. Network costs increased $2.7 million due to additional costs of backhaul and rent expense. Network costs are expected to continue to increase due to the temporary need for redundant backhaul circuits during the implementation of the Network Vision plan, as well as the on-going increase to accommodate the expected increase in data volumes. While there was no trade-in activity in the year-to-date 2012 period, the 2011 period costs were partially offset by a $1.4 million gain on trade-in of wireless network assets.

Selling, general and administrative

Selling, general and administrative costs increased $4.5 million, or 21.3%, in the first nine months of 2012 over the comparable 2011 period.  Marketing and selling costs charged by Sprint Nextel for the addition of new prepaid customers increased $1.0 million, while support of the existing prepaid subscriber base increased $1.4 million primarily as a result of the growth in prepaid subscribers. The remaining $2.1 million increase related to advertising and commissions expense associated with postpaid activities.

Depreciation and amortization

Depreciation and amortization increased $4.9 million in 2012 over the nine months ended September 2011, due to $7.1 million of accelerated depreciation on existing assets that will be replaced during Network Vision upgrades, partially offset by a $0.9 million one-time adjustment of depreciation expense related to a reduction of the estimate for asset retirement costs and by a $1.1 million decrease in amortization of the initial purchase cost of acquired prepaid customers, which decreases each month in relation to churn in the initial customer base. Network Vision-related accelerated depreciation expenses will remain elevated, though at a lower level, through 2013.

Cable

The Cable segment provides analog, digital and high-definition television service under franchise agreements in Virginia, West Virginia and Maryland, as well as internet and voice services in these markets.

The Company has been upgrading its cable systems since early 2009, and by December 2010 had completed upgrades to the systems acquired in late 2008, and as of September 30, 2012, has completed all but one of the upgrades to markets acquired in 2010.  Upgrades in this remaining market, passing approximately 10 thousand homes, are underway and expected to be completed in late 2012.  The Company has rolled out expanded video, internet and voice services to markets as upgrades have been completed.

The following table shows selected operating statistics of the Cable segment as of the dates shown:

Index

	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2011	Dec. 31, 2010

Homes Passed (1)	183,375	182,156	181,351	178,763
Customer Relationships (2)
Video customers	60,443	62,835	64,655	65,138
Non-video customers	14,943	12,513	10,476	9,074
Total customer relationships	75,386	75,348	75,131	74,212
Video
Revenue generating units (3)	62,526	64,979	66,179	67,235
Penetration (4)	34.1%	35.7%	36.5%	37.6%
Digital video revenue generating units (5)	24,637	25,357	25,083	22,855
Digital video penetration (5)	39.4%	39.0%	37.9%	34.0%
High-speed Internet
Available Homes (6)	157,338	156,119	155,120	144,099
Revenue generating units (3)	40,387	37,021	35,651	31,832
Penetration (4)	25.7%	23.7%	23.0%	22.1%
Voice
Available Homes (6)	150,944	143,235	142,236	118,652
Revenue generating units (3)	11,849	9,881	8,842	6,340
Penetration (4)	7.8%	6.9%	6.2%	5.3%
Total Revenue Generating Units (7)	139,399	137,238	135,755	128,262
Fiber Route Miles (8)	2,029	1,990	1,985	1,389
Total Fiber Miles	37,239	34,772	34,690	31,577

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

Index

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011

(in thousands)	Three Months Ended September 30,		Change
	2012	2011	$	%

Segment operating revenues
Service revenue	$16,509	$14,532	$1,977	13.6
Equipment and other revenue	2,492	2,086	406	19.5
Total segment operating revenues	19,001	16,618	2,383	14.3

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	12,521	12,082	439	3.6
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	6,199	5,271	928	17.6
Depreciation and amortization	5,908	5,692	216	3.8
Total segment operating expenses	24,628	23,045	1,583	6.9
Segment operating loss	$(5,627)	$(6,427)	$800	12.4

Operating revenues

Cable segment service revenue increased $2.0 million, or 13.6%, due to a 3.7% increase in average revenue generating units, increases in higher priced digital TV packages and higher speed data access packages, and video price increases.

Equipment and other revenues increased $0.4 million, or 19.5%, due to increases in revenue from sales of fiber optic services and in a variety of ancillary revenues such as set-top box rental fees, advertising revenues, and other fees billed to customers, each of which generated approximately $0.1 million in incremental revenues.

Operating expenses

Cable segment cost of goods and services increased primarily due to $0.5 million of repairs that were required after strong storms damaged portions of the network.  Cable content cost increases and costs to support the expansion of voice services to upgraded markets have been largely offset by savings in backhaul costs, power and maintenance and repair costs as a result of the network upgrade efforts over the last two years.  These savings were created by shifting to a more efficient network design including reducing the number of head ends and migrating off more expensive third party voice and backhaul services.

Selling, general and administrative expenses have increased principally due to increased costs for customer service and general administrative functions as a result of serving more customers.

Index

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

	Nine Months Ended September 30,		Change
	2012	2011	$	%

Segment operating revenues
Service revenue	$48,918	$43,604	$5,314	12.2
Equipment and other revenue	7,679	6,379	1,300	20.4
Total segment operating revenues	56,597	49,983	6,614	13.2

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	36,381	35,441	940	2.7
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	16,427	14,134	2,293	16.2
Depreciation and amortization	17,963	17,478	485	2.8
Total segment operating expenses	70,771	67,053	3,718	5.5
Segment operating loss	$(14,174)	$(17,070)	$2,896	17.0

Operating revenues

Cable segment service revenue increased $5.3 million, or 12.2%, due to a 5.4% increase in average revenue generating units, customers shifting to higher priced digital TV packages and higher speed data access packages, and video price increases.

Equipment and other revenues increased $1.3 million, or 20.4%, due to increases in revenue from sales of fiber optic services and in a variety of ancillary revenues such as set-top box rental fees, advertising revenues, and other fees billed to customers, each of which generated approximately $0.2 million in incremental revenues.

Operating expenses

Cable segment cost of goods and services increased largely due to $0.5 million of repairs that were required after strong storms damaged portions of the network.  Cable content cost increases and costs to support the expansion particularly of voice services to upgraded markets have been largely offset by savings in backhaul costs, power and maintenance and repair costs as a result of the network re-build efforts over the last two years.

Selling, general and administrative expenses have increased principally due to costs for customer service and general administrative functions.

Wireline

The Wireline segment provides regulated and unregulated voice services, DSL internet access, and long distance access services throughout Shenandoah County and portions of northwestern Augusta and Rockingham Counties, Virginia, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland.

Index

	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2012	2011	2011	2010

Wireline Segment
Telephone Access Lines	22,506	23,083	23,288	23,706
Long Distance Subscribers	10,296	10,483	10,559	10,667
DSL Subscribers	12,551	12,351	12,242	11,946
Dial-up Internet Subscribers	1,089	1,410	1,543	2,190
Fiber Route Miles	1,402	1,349	1,331	1,267
Total Fiber Miles (1)	83,385	78,523	76,749	71,118

(1)
Total fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance.  For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011

(in thousands)	Three Months Ended September 30,		Change
	2012	2011	$	%

Segment operating revenues
Service revenue	$4,103	$4,081	$22	0.5
Access revenue	3,310	3,135	175	5.6
Facilities lease revenue	5,090	4,520	570	12.6
Equipment revenue	9	13	(4)	(30.8)
Other revenue	1,215	678	537	79.2
Total segment operating revenues	13,727	12,427	1,300	10.5
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	6,302	4,887	1,415	29.0
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,752	1,891	(139)	(7.4)
Depreciation and amortization	2,233	2,156	77	3.6
Total segment operating expenses	10,287	8,934	1,353	15.1
Segment operating income	$3,440	$3,493	$(53)	(1.5)

Operating revenues

Operating revenues increased $1.3 million overall in the three months ended September 30, 2012, from the comparable 2011 period.  The increase in service revenue resulted primarily from contracts to provide internet access to third parties.  Access revenue increased due to changes in affiliate billings in the third quarter 2011.  Facility lease revenue increased due to charges for additional circuits to our Wireless affiliate and third parties for fiber to the tower and similar projects, to support voice services in the acquired cable markets, as well as service contracts to other customers.   Other revenue increased as the Company provided services to the new owners of Converged Services properties at cost during transition of the properties. The increase in other revenue is offset by an increase in cost of goods and services.

Operating expenses

Operating expenses overall increased $1.4 million, or 15.1%, in the three months ended September 30, 2012, compared to the 2011 three month period. The increase in cost of goods and services resulted from the costs of providing service to transitioning Converged Services properties, the costs of obtaining service from third parties to support the provision of additional voice services and facilities leases as mentioned above, as well as approximately $0.3 million in costs to repair facilities following a major summer storm at the end of June 2012. The increase in depreciation resulted from additions to switch and circuit equipment required to support the growth in fiber and other service contract revenue mentioned above.  The decrease in selling, general and administrative expenses resulted from lower commissions, advertising and bad debt charges, each of which was less than $0.1 million.

Index

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

(in thousands)	Nine Months Ended September 30,		Change
	2012	2011	$	%

Segment operating revenues
Service revenue	$12,350	$12,057	$293	2.4
Access revenue	9,344	10,000	(656)	(6.6)
Facilities lease revenue	15,394	12,238	3,156	25.8
Equipment revenue	29	31	(2)	(6.5)
Other revenue	3,301	2,451	850	34.7
Total segment operating revenues	40,418	36,777	3,641	9.9
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	18,048	14,238	3,810	26.8
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	5,107	5,558	(451)	(8.1)
Depreciation and amortization	6,691	6,260	431	6.9
Total segment operating expenses	29,846	26,056	3,790	14.5
Segment operating income	$10,572	$10,721	$(149)	(1.4)

Operating revenues

Operating revenues increased $3.6 million, or 9.9%, in the nine months ended September 30, 2012, from the comparable 2011 period.  The increase in service revenue resulted primarily from contracts to provide internet access to third parties.  Access revenue decreased due to changes in affiliate billings in the third quarter of 2011.  Facility lease revenue increased due to charges for additional circuits to our Wireless affiliate and third parties for fiber to the tower and similar projects, to support voice services in the acquired cable markets, as well as service contracts to other customers.   Other revenue increased as the Company provided services at cost to the new owners of Converged Services properties during transition of the properties. This increase is offset by an increase in cost of goods and services.

Operating expenses

Operating expenses overall increased $3.8 million, or 14.5%, in the nine months ended September 30, 2012, compared to the 2011 nine month period. The increase in cost of goods and services resulted from the costs of providing service to the new owners of transitioning Converged Services properties. Also driving the increase were the costs of obtaining service from third parties to provide voice services to Shentel Cable and other customers, related to the increases in service revenue and facilities lease revenue shown above, as well as approximately $0.3 million in costs to repair facilities following a major summer storm at the end of June 2012. The increase in depreciation resulted from additions to switch and circuit equipment in support of fiber and other service contract revenue increases as shown above.  The decrease in selling, general and administrative expenses resulted from lower commissions, advertising and bad debt charges, each of which was less than $0.2 million.

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

The following table shows adjusted OIBDA for the three and nine months ended September 30, 2012 and 2011:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Adjusted OIBDA	$22,636	$22,231	$74,560	$66,710

Index

The following table reconciles adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2012 and 2011:

Consolidated: (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Operating income	$5,407	$9,170	$25,362	$24,255
Plus depreciation and amortization	16,794	13,774	47,860	42,155
OIBDA	22,201	22,944	73,222	66,410
Plus (gain) loss on asset sales	56	(1,146)	80	(1,035)
Plus share based compensation expense	379	433	1,258	1,335
Adjusted OIBDA	$22,636	$22,231	$74,560	$66,710

The following tables reconcile adjusted OIBDA to operating income by major segment for the three months and nine months ended September 30, 2012 and 2011:

Wireless Segment: (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Operating income	$8,246	$12,926	$31,262	$33,353
Plus depreciation and amortization	8,643	5,868	23,153	18,242
OIBDA	16,889	18,794	54,415	51,595
Plus (gain) loss on asset sales	-	(1,280)	4	(1,264)
Plus share based compensation expense	110	121	365	371
Adjusted OIBDA	$16,999	$17,635	$54,784	$50,702

Cable Segment: (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Operating income (loss)	$(5,627)	$(6,427)	$(14,174)	$(17,070)
Plus depreciation and amortization	5,908	5,692	17,963	17,478
OIBDA	281	(735)	3,789	408
Plus loss on asset sales	27	12	6	87
Plus share based compensation expense	160	164	531	499
Adjusted OIBDA	$468	$(559)	$4,326	$994

Index

Wireline Segment: (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Operating income	$3,440	$3,493	$10,572	$10,721
Plus depreciation and amortization	2,233	2,156	6,691	6,260
OIBDA	5,673	5,649	17,263	16,981
Plus loss on asset sales	28	122	69	142
Plus share based compensation expense	87	96	290	296
Adjusted OIBDA	$5,788	$5,867	$17,622	$17,419

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

Sources and Uses of Cash. The Company generated $77.5 million of net cash from operations in the first nine months of 2012, compared to $54.5 million in the first nine months of 2011.  Net income increased from the 2011 period to 2012, including the effects of non-cash items such as depreciation, amortization, deferred income taxes and provisions for bad debt.  Tax refunds received in the first nine months of 2012 also contributed to the increase in net cash from operations.

Indebtedness. As of September 30, 2012, the Company’s indebtedness totaled $232.9 million, with an annualized overall weighted average interest rate of approximately 4.09% including the effect of interest rate swap contracts, or 3.01% before the effects of interest rate swap contracts.  The Company has $50 million available under the Revolving Facility, and the right to borrow up to $100 million under one or more Incremental Term Loan facilities, subject to certain restrictions.  The Revolving Facility and Incremental Term Loan Facility are both subject to the terms of the Amended and Restated Credit Agreement entered into in September 2012.

The Company is bound by certain financial covenants under the Amended and Restated Credit Agreement dated September 14, 2012. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. As of September 30, 2012, the Company was in compliance with all debt covenants, and ratios at September 30, 2012 were as follows:

	Actual	Covenant Requirement at September 30, 2012
Total Leverage Ratio	2.41	3.00 or Lower
Debt Service Coverage Ratio	4.16	2.50 or Higher
Equity to Assets Ratio	37.9%	30.0% or Higher

In accordance with the Amended and Restated Credit Agreement, the total leverage and debt service coverage ratios noted above are based on the twelve months ended September 30, 2012. In addition to the covenants above, the Company is required to supply the lender with quarterly financial statements and other reports as defined by the Credit Agreement. The Company was in compliance with all reporting requirements at September 30, 2012.

The Company has no off-balance sheet arrangements (other than operating leases) and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Index

Capital Commitments. Capital expenditures originally budgeted for 2012 totaled approximately $138 million; however, the Company now expects to spend approximately $115 million in 2012.  The major portion of the 2012 planned spending, approximately $60 million originally and now revised to $55 million in 2012 spending, consisted of spending for the Company to mirror the Sprint Nextel network upgrade project, Network Vision, across portions of our network.  Spending directly related to Network Vision is expected to be completed across the entire network in 2013.  Capital spending in 2012 also includes spending to add capacity and network coverage to our PCS network, new towers to support expanded PCS network coverage, and on-going spending to expand and upgrade our fiber networks and information technology capabilities.  Cable segment capital spending for 2012 was budgeted to total $34 million, including spending for upgrades of the last of the acquired Cable markets.  The Company currently projects this segment’s capital spending to total approximately $24 million.   Other segment spending is expected to be approximately $5 million under budget.

For the first nine months of 2012, the Company spent $53.6 million on capital projects, compared to $52.5 million in the comparable 2011 period.  Spending related to Wireless projects accounted for $24.1 million in the first nine months of 2012, primarily for data capacity upgrades and Network Vision preparatory work, while Wireline projects accounted for $8.4 million across a variety of projects for fiber builds and network capacity.  Cable capital spending of $16.1 million related to plant and headend upgrades, and other projects totaled $5.0 million, largely related to information technology projects and vehicle acquisitions.

The Company received $3.3 million in cash from sales of Converged Services properties completed during the first nine months of 2012.

The Company believes that cash on hand of $94.6 million at September 30, 2012, and cash flow from operations will provide sufficient cash to enable the Company to fund planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next twelve months. Our participation in the Network Vision plan will require significant capital expenditures and result in increased operating costs through 2013.   Thereafter, capital expenditures will likely continue to be required to provide increased capacity to meet the Company’s expected growth in demand for its products and services and complete planned upgrades to the cable networks. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for its products and new market developments and opportunities.

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

Contractual Commitments.  The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to its various long-term debt facilities, and non-cancelable operating lease agreements for retail space, tower space and cell sites.  Expected future minimum contractual cash obligations for the next five twelve month periods ended September 30, and in the aggregate at September 30, 2012, are as follows:

Index

Payments due by periods
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt principal (1)	$232,919	$2,719	$23,000	$46,000	$161,200
Interest on long–term debt (1)	40,248	7,087	13,516	11,208	8,437
“Pay fixed” obligations (2)	12,420	2,502	4,044	3,349	2,525
Operating leases (3)	100,465	10,901	20,963	19,755	48,846
Purchase obligations (4)	59,556	59,556	-	-	-
Total obligations	$445,608	$82,765	$61,523	$80,312	$221,008

1)	Includes estimated principal payments and estimated interest payments on the Term Loan A loan based upon outstanding balances and rates in effect at September 30, 2012.
2)	Represents the maximum interest payments we are obligated to make under our derivative agreements. Assumes no receipts from the counterparties to our derivative agreements.
3)	Amounts include payments over reasonably assured renewals. See Note 12 to the consolidated financial statements appearing elsewhere in this report for additional information.
4)	Represents open purchase orders at September 30, 2012. Commitments to our primary Network Vision vendor represent $49 million of this amount.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Recently Issued Accounting Standards

There were no recently issued accounting standards, not adopted by the Company as of September 30, 2012, that are expected to have a material impact on the Company’s results of operations or financial condition.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of September 30, 2012, the Company had $230.0 million of variable rate debt outstanding, bearing interest at a rate of 2.95%, based upon one month LIBOR. The Company has two interest rate swap agreements that, combined, cover all but a small portion of this variable rate debt, fixing our interest exposure at a blended rate of approximately 3.97%.  One swap agreement expires in July 2013.  Upon its expiration, approximately $56 million of our variable rate debt will no longer have interest rate protection, but the remaining variable rate debt will continue to be fixed at 3.89% under the second interest rate swap agreement, which expires at maturity of the outstanding variable rate debt in September 2019.  Thus, until September 2013, an increase in market interest rates of 1.00% would have little impact on our interest expense, and subsequently, the impact would be limited to the unprotected $56 million of debt.  Interest expense on this portion of our debt would increase approximately $0.6 million for each 1.00% increase in interest rates.  The remaining approximately $3.0 million of the Company’s outstanding debt has fixed rates through maturity in August 2013.  Due to the short time frame to maturity of this fixed rate debt, market value approximates carrying value of the fixed rate debt.

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

The third component of interest rate risk is marked increases in interest rates that may adversely affect the rate at which the Company may borrow funds for growth in the future. At this time the Company does not expect to utilize the additional borrowing capacity available under its Amended and Restated Credit Agreement.  However, if the Company did need to use such availability and if interest rates on that debt exceed the rates under the outstanding Term Loan A loan, the Company’s future interest costs could increase.

Management does not view market risk as having a potentially significant impact on the Company's results of operations unless the Company would need additional external financing that resulted in increases to the interest rates applied to all of its new and existing debt.  The Company’s investments in publicly traded stock and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Executive Supplemental Retirement Plan.  General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

As of September 30, 2012, the Company has $6.1 million of cost and equity method investments.  Approximately $2.1 million was invested in privately held companies directly or through investments with portfolio managers.  Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934.  The Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2012, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In conjunction with exercises of stock options and distributions of vested share awards, the Company periodically repurchases shares from recipients to cover some of the exercise price of the options being exercised or taxes payable associated with the distribution of shares.  The following table provides information about the Company’s repurchases of shares during the three months ended September 30, 2012:

	Number of Shares Purchased	Average Price Paid per Share
July 1 to July 31	2	$14.84
August 1 to August 31	3	$15.67
September 1 to September 30	3	$16.98

Total	8	$15.86

Index

ITEM 6.	Exhibits

(a) The following exhibits are filed with this Quarterly Report on Form 10-Q:

3.3	Amended and Restated Bylaws of Shenandoah Telecommunications Company, effective September 17, 2012, filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated September 18, 2012.

10.53
Addendum XIII dated September 14, 2012 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications, LLC, filed as Exhibit 10.53 to the Company’s Current Report on Form 8-K dated September 17, 2012.

10.54
Consent and Agreement dated September 14, 2012 related to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications, LLC, filed as Exhibit 10.54 to the Company’s Current Report on Form 8-K dated September 17, 2012.

10.55
Amended and Restated Credit Agreement dated as of September 14, 2012, among Shenandoah Telecommunications Company, CoBank, ACB, and other Lenders, filed as Exhibit 10.55 to the Company’s Current Report on Form 8-K dated September 17, 2012.

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
(Registrant)

/s/Adele M. Skolits
Adele M. Skolits
Vice President - Finance and Chief Financial Officer
Date: November 5, 2012

Index

EXHIBIT INDEX

Exhibit No.	Exhibit

3.3	Amended and Restated Bylaws of Shenandoah Telecommunications Company, effective September 17, 2012, filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated September 18, 2012.

10.53
Addendum XIII dated September 14, 2012 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications, LLC, filed as Exhibit 10.53 to the Company’s Current Report on Form 8-K dated September 17, 2012.

10.54
Consent and Agreement dated September 14, 2012 related to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications, LLC, filed as Exhibit 10.54 to the Company’s Current Report on Form 8-K dated September 17, 2012.

10.55
Amended and Restated Credit Agreement dated as of September 14, 2012, among Shenandoah Telecommunications Company, CoBank, ACB, and other Lenders, filed as Exhibit 10.55 to the Company’s Current Report on Form 8-K dated September 17, 2012.

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