Form 10-K
period 2012-12-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2013-03-05
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

Commission File No.: 000-09881
SHENANDOAH TELECOMMUNICATIONS COMPANY
(Exact name of registrant as specified in its charter)
VIRGINIA
(State or other jurisdiction of incorporation or organization)

500 Shentel Way, Edinburg, Virginia
(Address of principal executive offices)
54-1162807
 (I.R.S. Employer Identification No.)

22824
(Zip Code)

(540) 984-4141  (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the

Exchange Act.     Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2012 based on the closing price of such stock on the Nasdaq Global Select Market on such date was approximately $307,000,000.

The number of shares of the registrant’s common stock outstanding on February 13, 2013 was 23,962,224.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2013 annual meeting of shareholders (the “2013 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  The 2013 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SHENANDOAH TELECOMMUNICATIONS COMPANY

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “continue” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements.  All statements by us regarding our expected financial position, revenues, cash flow and other operating results, business strategy, financing plans, forecasted trends related to the markets in which we operate and similar matters are forward-looking statements.  Our expectations expressed or implied in these forward-looking statements may not turn out to be correct.  Our results could be materially different from our expectations because of various risks, including the risks discussed in this report under “Business” and “Risk Factors.”

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

ITEM 1.     BUSINESS

Overview

Shenandoah Telecommunications Company is a diversified telecommunications holding company that, through its operating subsidiaries, provides both regulated and unregulated telecommunications services to end-user customers and other communications providers in Virginia, West Virginia, central Pennsylvania and western Maryland.  The Company offers a comprehensive suite of voice, video and data communications services based on the products and services provided by the Company’s operating subsidiaries.

As of December 31, 2011, the Company had twelve operating subsidiaries.  During 2012, the Company implemented an internal reorganization to improve operating efficiencies and achieve other benefits.  As part of the reorganization, we converted our two Wireless segment subsidiaries, our two Cable segment subsidiaries, and one of our Wireline segment subsidiaries, from corporations to limited liability companies. We consolidated our two Cable segment limited liability companies and merged four of our other Wireline segment subsidiaries into Shentel Communications, LLC.  These conversions and mergers had no impact on the composition of our reported segments.  As of December 31, 2012, the Company had a total of seven operating subsidiaries.

Operating Segments

The Company provides integrated voice, video and data communications services to end-user customers and other communications providers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers. The Company has three reportable segments: (1) Wireless, (2) Cable, and (3) Wireline; and a fourth segment, Other, which primarily consists of parent company activities.

Wireless Segment

The business of the Wireless segment is conducted principally by the Company’s Shenandoah Personal Communications, LLC (“PCS”) subsidiary.  As a Sprint PCS Affiliate of Sprint Nextel, this subsidiary provides digital wireless service to a portion of a four-state area extending from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia.  Through the Company’s Shenandoah Mobile, LLC subsidiary, the Wireless segment provides tower rental space to affiliates and non-affiliates in the Company’s PCS service area.  This subsidiary owns 150 towers, leases tower space to PCS and had 216 leases with other wireless communications providers at December 31, 2012.

PCS has offered personal communications services through a digital wireless telephone and data network since 1995.  In 1999, this subsidiary executed a management agreement with Sprint Nextel.  The network, which utilizes code division multiple access, or CDMA, currently covers 269 miles of Interstates 81 and 83, and a 177 mile section of the Pennsylvania Turnpike between Pittsburgh and Philadelphia, as well as many of the communities near these routes.  This territory includes approximately 2.4 million residents, and our network currently covers more than 86% of them.  Effective February 1, 2012, the Company announced that it had amended its Management Agreement with Sprint Nextel Corporation in connection with the Company’s commitment to build a 4G LTE network in the company’s service area.  Under its agreements with Sprint Nextel, the Company is the exclusive Sprint PCS Affiliate of Sprint Nextel in the Company’s territory, providing wireless mobility communications network products and services in the 800 and 1900 megahertz spectrum ranges.  The Company had 262,892 postpaid PCS customers at December 31, 2012, an increase of 5.7% compared to December 31, 2011.  Effective July 8, 2010, the Company announced that it had amended its Management Agreement with Sprint Nextel Corporation to allow the Company to begin selling Sprint Nextel’s Boost and Virgin Mobile prepaid wireless services in its territory.  The Company also purchased from Sprint Nextel the right to receive a share of revenues from approximately 50,000 Virgin Mobile prepaid wireless subscribers receiving service in its territory for $138 per subscriber.  The Company had 128,177 prepaid wireless customers at December 31, 2012, an increase of 21,077 from December 31, 2011.  Of the Company’s total operating revenues, 58.6% in 2012, 56.6% in 2011 and 60.0% in 2010 were generated by or through Sprint Nextel and its customers using the Company's portion of Sprint Nextel’s nationwide PCS network.  No other customer relationship generated more than 2.5% of the Company’s total operating revenues in 2012, 2011 or 2010.

Under the Sprint Nextel agreements, Sprint Nextel provides the Company significant support services, such as customer service, billing, collections, long distance, national network operations support, inventory logistics support, use of the Sprint Nextel brand names, national advertising, national distribution and product development.

The Company records its postpaid PCS revenues, with the exception of certain roaming and equipment sales revenues, based on the net PCS revenues billed by Sprint Nextel, net of an 8% Management Fee and a Net Service Fee retained by Sprint Nextel. The Net Service Fee, which began at 8.8% effective with an amendment to the Management Agreement effective January 1, 2007, was increased to 12.0% effective June 1, 2010.  Effective July 1, 2013, the cap on this charge increases to 14%.  Net PCS revenues billed by Sprint Nextel consist of gross monthly recurring charges for service, net of both recurring and non-recurring customer credits, account write offs and other billing adjustments.  In the computation of advance billing deferred revenue, neither the Management Fee nor the Net Service Fee are deferred.

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

The Sprint Nextel agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements.  The Company was in compliance in all material respects with these requirements as of December 31, 2012.

Cable Segment

The business of the Company’s Cable segment has historically been conducted by its Shenandoah Cable Television Company (“Shenandoah Cable”) subsidiary.   This subsidiary provides coaxial cable-based television service throughout portions of Shenandoah County, Virginia, under franchise agreements with the County and the incorporated municipalities within the County.  Through Shenandoah Cable’s wholly-owned subsidiary Shentel Cable Company (“Shentel Cable”), in recent years the Company has expanded its cable franchise holdings into West Virginia, southern and southwestern Virginia, and western Maryland.  As described above, during 2012, the Company initially converted these corporations to limited liability companies and subsequently merged them, leaving Shenandoah Cable Television, LLC as the surviving subsidiary as of December 31, 2012.

Effective December 1, 2008, Shentel Cable acquired certain cable assets and customers from Rapid Communications, LLC.  Effective July 30, 2010, Shentel Cable completed its acquisition of the cable operations of JetBroadband Holdings, LLC (“JetBroadBand”).  Effective December 1, 2010, Shentel Cable completed its acquisition of cable operations from Cequel III Communications II LLC, doing business as Suddenlink Communications (“Suddenlink”).

The Company acquired these cable networks with the intention to upgrade and integrate the networks, with the goal of improving existing services and offering expanded video, voice and internet services.  As of December 31, 2012, the Company has upgraded all but one of the markets acquired in these transactions, and the Company expects to complete the remaining market upgrade during 2013.  Most of these markets are connected by a fiber network of 2,077 miles.

There were 114,891 cable revenue generating units at December 31, 2012.  A revenue generating unit consists of each separate service (video, voice and internet) subscribed to by a customer.

Wireline Segment

The business of the Company’s Wireline segment is conducted primarily by its Shenandoah Telephone Company subsidiary.  This subsidiary provides both regulated and unregulated telephone services and leases fiber optic facilities primarily throughout the Northern Shenandoah Valley.

Shenandoah Telephone Company provides telephone services to approximately 22,297 customers as of December 31, 2012, primarily in Shenandoah County and small service areas in Rockingham, Frederick, and Warren counties in Virginia, and in northwestern Augusta County, Virginia.  This subsidiary provides access for interexchange carriers to the local exchange network and switching for voice products offered through the Cable segment.  This subsidiary has a 20 percent ownership interest in ValleyNet, which offers fiber network facility capacity to business customers and other communications providers in western, central, and northern Virginia, as well as the Interstate 81 corridor from Johnson City, Tennessee to Carlisle, Pennsylvania.

The Wireline segment also includes Shentel Communications, LLC, which was created through the merger of four other Wireline subsidiaries into Shentel Communications, LLC.  The following services are provided through this entity:

•
Internet access to customers in the northern Shenandoah Valley and surrounding areas.  The Internet service has approximately 996 dial-up customers and 12,567 digital subscriber line, or DSL, customers at December 31, 2012.  DSL service is available to all customers in the Company’s regulated telephone service area.  Many of the Company’s remaining dial-up customers are located outside the Company’s regulated telephone service area where the Company does not provide DSL service.

•
Operation of the Maryland and West Virginia portions of a fiber optic network along the Interstate 81 corridor.  In conjunction with the telephone subsidiary, Shentel Communications, LLC is associated with the ValleyNet fiber optic network.  Shentel Communications, LLC’s fiber network also extends south from Harrisonburg, Virginia, through Covington, Virginia, then westward to Charleston, West Virginia.  This extension of the fiber network was acquired to connect to and support the Company’s cable business, and the provision of facility leases of fiber optic capacity to end users, in these areas.

•
Resale of long distance service for calls placed to locations outside the regulated telephone service area by telephone customers.  There were approximately 10,175 long distance customers at December 31, 2012.  This operation purchases billing and collection services from the telephone company subsidiary similar to other long distance providers.  In addition, Shentel Communications, LLC, markets facility leases of fiber optic capacity, owned by itself and Shenandoah Telephone Company, in surrounding counties and into Herndon, Virginia.

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

Discontinued Operation

Following its acquisition of NTC Communications LLC (“NTC”) in November 2004, the Company provided high speed Internet, video and local and long distance voice services to multi-dwelling unit (“MDU”) communities (primarily off-campus student housing) in the southeastern United States.  NTC was merged into Shentel Converged Services, Inc. (“Converged Services”) as of January 1, 2007.

In September 2008, the Company announced its intention to dispose of Converged Services, classified its assets and liabilities as held for sale, and reclassified its operating results as discontinued operations for all periods.  Since then, management has been actively pursuing its plan to sell the assets.  During 2011, the Company sold service contracts and assets for cash and receivables totaling approximately $5.2 million.  During 2012, the Company sold service contracts and assets for cash and receivables totaling approximately $1.9 million in cash and receivables, as well as collecting on $2.3 million of receivables.  Approximately $0.1 million of receivables remain to be collected from these sales as of December 31, 2012.  As of December 31, 2012, the Company was in the process of finalizing the dispositions of the remaining five properties for an aggregate of $0.2 million in cash.

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

One competitive factor affecting the wireless industry is handset exclusivity.  Until October 2011, the Company did not have access to the very popular iPhone.  If we are unable to obtain access to popular handsets, or provide comparable phones, our ability to add or retain wireless customers may be adversely impacted.

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

Regulation

Our operations are subject to regulation by the Federal Communications Commission (“FCC”), the Virginia State Corporation Commission (“VSCC”), the West Virginia Public Service Commission, the Maryland Public Service Commission, and other federal, state, and local governmental agencies.  The laws governing these agencies, and the regulations and policies that they administer, are subject to constant review and revision, and some of these changes could have material impacts on our revenues and expenses.

The discussion below focuses on the regulation of our wireless subsidiaries, Shenandoah Personal Communications, LLC and Shenandoah Mobile, LLC, our incumbent local exchange carrier (“ILEC”) subsidiary, Shenandoah Telephone Company, and our cable business, conducted by Shenandoah Cable Television, LLC.

Regulation of Wireless PCS Operations

We operate our PCS business using radio spectrum licensed to Sprint Nextel under the Sprint Nextel management agreements.  Nonetheless, we are directly or indirectly subject to, or affected by, a number of regulations and requirements of the FCC and other governmental authorities.

Interconnection. The FCC has the authority to order interconnection between commercial mobile radio service (“CMRS”) providers (which includes us) and other telecommunications common carriers.  The FCC has ordered local exchange carriers (“LECs”) and CMRS providers to provide reciprocal compensation for the termination of traffic to one another.  Interconnection agreements typically are negotiated on a statewide basis and are subject to state approval.  If an agreement cannot be reached, parties to interconnection negotiations can submit outstanding disputes to federal or state regulators for arbitration.  The Company does not presently have any interconnection disputes.

On October 27, 2011, the FCC adopted a report and order intended to comprehensively reform and modernize the agency’s intercarrier compensation (“ICC”) rules governing the telecommunications industry.  Under the new FCC regime, local traffic between CMRS providers and most LECs will be compensated pursuant to a default bill-and-keep framework where there is no pre-existing agreement between the CMRS provider and the LEC.  A number of parties have challenged the legality of the FCC’s report and order.  Additionally, the FCC is considering a number of petitions for declaratory ruling and other proceedings regarding disputes among carriers relating to interconnection payment obligations.  Resolution of these proceedings and any additional FCC rules regarding interconnection could directly affect us in the future.  Interconnection costs represent a significant expense item for us and any significant changes in the intercarrier compensation scheme may have a material impact on our business.  We are unable to determine with any certainty at this time whether any such changes would be beneficial to or detrimental to our wireless operations.

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

Congress and the FCC from time to time consider major changes to the universal service rules that could affect us.  On October 27, 2011, the FCC adopted comprehensive reforms to the universal service fund (“USF”) and has subsequently released additional guidance regarding the scope of those regulatory changes.  Among other changes, the new rules impose a fixed budget for high-cost programs within USF, require certain carriers receiving USF support to offer broadband service at a minimum service level, create a new support fund dedicated to promoting mobile broadband networks in unserved and underserved areas of the country, and change the manner in which support for mobile competitive carriers is determined.  The FCC has sought further comment on a number of additional issues relating to USF, including various proposals to reform the USF contribution system.  While the FCC’s reforms are now subject to various legal challenges, these changes, and any future changes, to the USF program may cause the share of payments from wireless companies to increase or decrease, and the overall size of the fund to increase, resulting in greater payment obligations for all carriers, including wireless carriers.  The Company is not able to predict if or when additional changes will be made to the USF, or whether and how such changes will affect us.  Likewise, we cannot predict the timing or likely outcome of any proceedings challenging the FCC’s USF reforms.

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

Construction and Operation of Wireless Facilities. Wireless systems must comply with certain FCC and Federal Aviation Administration regulations regarding the registration, siting, marking, lighting and construction of transmitter towers and antennas.  The FCC also requires that aggregate radio wave emissions from every site location meet certain standards.  These regulations affect site selection for new network build-outs and may increase the costs of improving our network.  The increased costs and delays from these regulations could have a material adverse effect on our operations.

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

Wireless Facilities Siting.  States and localities are authorized to engage in forms of regulation, including zoning and land-use regulation, that affect our ability to select and modify sites for wireless facilities.  States and localities may not engage in forms of regulation that effectively prohibit the provision of wireless services, discriminate among providers of such services, or use radio frequency health effects as a basis to regulate the placement, construction or operation of wireless facilities.  Courts and the FCC are routinely asked to review whether state and local zoning and land-use actions should be preempted by federal law, and the FCC also is routinely asked to consider other issues affecting wireless facilities siting in other proceedings.  We cannot predict the outcome of these proceedings or the effect they may have on us.

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

Consumer Privacy. The Company is subject to various federal and state laws intended to protect the privacy of end-users who subscribe to the Company’s services.  For example, the FCC has regulations that place restrictions on the permissible uses that we can make of customer-specific information, known as Customer Proprietary Network Information (“CPNI”), received from subscribers, and that govern procedures for release of such information in order to prevent identity theft schemes.  Other laws impose criminal and other penalties for the violation of certain CPNI requirements and related privacy protections.  In addition, restrictions exist, and new restrictions are considered from time to time by Congress, federal agencies and states, on the extent to which wireless data customers may receive unsolicited text messages, junk e-mail or spam.  Congress, federal agencies and certain states also are considering, and may in the future consider imposing, additional requirements on entities that possess consumer information to protect the privacy of consumers.  Complying with these requirements may impose costs on us or compel us to alter the way we provide or promote our services.

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

Several parties have filed court challenges to the FCC’s rules.  In addition, there has been legislative activity regarding overturning the FCC’s requirements.  We cannot predict the outcome of these judicial or legislative proceedings or the effect they might have on our ability to manage our broadband network or develop new products or services.

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

Accessibility.  The FCC imposes obligations on telecommunications service providers, including wireless providers, intended to ensure that individuals with disabilities received access to communications services and equipment.  For example, in 2012, certain FCC rules became effective that require providers of advanced communications services (such as email and text messaging) to make their services and products accessible to disabled persons, unless doing so is not achievable.  Similarly, existing FCC rules require us to offer a minimum number of hearing aid-compatible handsets to consumers.  We cannot predict if or when additional changes will be made to the current FCC accessibility rules, or whether and how such changes will affect us.

911 Services.  We are subject to FCC rules that require wireless carriers to make emergency 911 services available to their subscribers, including enhanced 911 services that convey the caller’s telephone number and detailed location information to emergency responders.  The FCC has also sought public comment to investigate further requirements regarding the accuracy of wireless location information transmitted during an emergency 911 call.  Additionally, the FCC has recently proposed rules that would require all wireless carriers to support the ability of consumers to send text messages to 911 in all areas of the country where 911 Public Safety Answering Points are capable of receiving text messages.  We are not able to predict the outcome of these proceedings or the effect that any changes to the 911 service rules will have on our operations.

Regulation of Incumbent Local Exchange Carrier Operations

As an ILEC, Shenandoah Telephone Company’s operations are regulated by federal and state regulatory agencies.

State Regulation.  Shenandoah Telephone’s rates for local exchange service, intrastate toll service, and intrastate access charges are subject to the approval of the VSCC.  The VSCC also establishes and oversees implementation of the provisions of the federal and state telecommunications laws, including interconnection requirements, promotion of competition, and the deployment of advanced services.  The VSCC also regulates rates, service areas, service standards, accounting methods, affiliated charge transactions and certain other financial transactions. Pursuant to the FCC’s October 27, 2011 order adopting comprehensive reforms to the federal intercarrier compensation and universal service policies and rules (as discussed above and further below), the FCC preempted state regulatory commissions’ jurisdiction over all terminating access charges, including intrastate terminating access charges, which historically have been within the states’ jurisdiction.  However, the FCC vested in the states the obligation to monitor the tariffing of intrastate rate reductions for a transition period, to oversee interconnection negotiations and arbitrations, and to determine the network edge for purposes of the new “bill-and-keep” framework.  Numerous judicial challenges to the FCC’s order have been filed and remain pending, and additional challenges remain possible, any of which could modify or delay the effectiveness of the FCC’s rule changes.  We are therefore unable to predict the ultimate effect that the FCC’s order will have on the state regulatory landscape or our operations.

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

On October 27, 2011, the FCC adopted a number of broad changes to the ICC rules governing the interstate access rates charged by small-to-mid-sized ILECs such as Shenandoah Telephone.  For example, the FCC adopted a national “bill-and-keep” framework, which may result in substantial reductions in the access charges paid by long distance carriers and other interconnecting carriers, possibly to zero, accompanied by increases to the subscriber line charges paid by business and residential end users.  In addition, the FCC has changed some of the rules that determine what compensation carriers, including but not limited to wireless carriers, competitive local exchange carriers, VOIP providers and providers of other Internet-enabled services, should pay (and receive) for their traffic that is interconnected with ILEC networks.  Although the legality of the FCC’s recent changes to the ICC rules has been challenged by various parties, these changes, and potential future changes, to such compensation regulations could increase our expenses or reduce our revenues.  At this time we cannot estimate the amount of such additional expense or revenue changes.

The VSCC has jurisdiction over local telephone companies’ intrastate access charges, and has indicated in the past that it might open a generic proceeding on the rates charged for intrastate access, although the scope and likelihood of such a proceeding is unclear in light of the FCC’s overhaul of the ICC rules, which affected states’ jurisdiction over intrastate access charges.   The VSCC issued a Final Order on August 9, 2011 that requires elimination of common carrier line charges in three stages.  Pursuant to the order, the Company’s revenue is expected to decline by approximately $0.3 million annually beginning in 2012 until such charges are eliminated by mid-2014.

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

Several parties have filed court challenges to the FCC’s rules.  In addition, there has been legislative activity regarding overturning the FCC’s requirements.  We cannot predict the outcome of these judicial or legislative proceedings or the effect they might have on our ability to manage our broadband network or develop new products or services.

Long-Distance Services.  We offer long distance service to our customers through our subsidiary, Shentel Communications.  Our long distance rates are not subject to FCC regulation, but we are required to offer long-distance service through a subsidiary other than Shenandoah Telephone, to disclose our long distance rates on a website, to maintain geographically averaged rates, to pay contributions to the USF and make other mandatory payments based on our long-distance revenues, and to comply with other filing and regulatory requirements.  We are in compliance with these requirements.

CLEC Operations.  We are authorized to operate as a CLEC in Maryland, Virginia, and West Virginia.  CLECs generally are subject to federal and state regulations that are similar to, but not as stringent as, those that apply to our ILEC operations.  Both the FCC and the VSCC require that, in most circumstances, CLEC access charges be no higher than the access charges of the ILECs in areas where they operate.

Regulation of Cable Television and Other Video Service Operations

Through Shenandoah Cable Television, LLC, we hold franchises to provide cable service in communities and unincorporated areas of Shenandoah County, Virginia, and to a number of jurisdictions throughout West Virginia, in numerous communities across southern and southwestern Virginia, and in a small area of western Maryland.  Through Shentel Communications, we have a franchise to provide cable service in a portion of the City of Ranson, West Virginia.

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

Pricing and Packaging.  Federal law allows the FCC to regulate rates for basic cable service and equipment in communities that are not subject to “effective competition” as defined by law.  Absent a finding of effective competition in a market, federal law authorizes local franchise authorities to regulate the monthly rates charged by the cable service provider for the minimum level of video programming service (the “basic service tier”) and for the installation, sale and lease of equipment used by end users to receive the basic service tier.  Although none of our cable markets have been found to be subject to effective competition, none of the local franchise authorities presently regulate our rates. Congress and the FCC from time to time consider imposing new pricing restrictions on cable operators.  We cannot predict whether or when such new pricing restrictions may be imposed on us or what effect they would have on our ability to provide cable service.  Congress and the FCC also from time to time consider imposing new regulations on the packaging of cable programming, including a la carte requirements.  We cannot predict whether or when such packaging regulations may be imposed on us or what effect such regulations would have on our ability to provide cable service.

Must-Carry/Retransmission Consent. Cable operators are required by law to carry on their cable systems most commercial and non-commercial television stations broadcasting in a cable system’s local market.  Alternatively, local television stations may require that a cable operator obtain “retransmission consent” for carriage of the station’s signal, which can enable a popular local television station to obtain concessions from the cable operator for the right to carry the station’s signal.  When stations choose retransmission consent over must-carry, both the station and the cable operator have a duty to negotiate in good faith for such consent.  Many local television stations today are carried by cable operators under the must-carry obligation, but broadcast network affiliates typically are carried pursuant to retransmission consent agreements.  When local television stations are able to obtain concessions from cable operators for the right to carry station signals (which concessions increasingly include the payment of cash), the cost of providing cable service for all cable operators, including us, can increase.  In March 2010, a coalition of public interest groups and multichannel video programming distributors (“MVPDs”) petitioned the FCC for reform of the retransmission consent rules, arguing that the retransmission consent rules permit broadcasters to threaten broadcast signal blackouts as a means of forcing MVPDs to pay significant fee increases in retransmission consent agreements.  In March 2011, the FCC initiated a rulemaking proceeding seeking comment on potential changes to its retransmission consent rules.  We are unable to predict what rules, or rule changes, if any, the FCC might adopt in connection with retransmission consent, and how such rules may affect our business.

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

Other Issues. Our ability to provide cable service may be affected by a wide range of additional regulatory and related issues, including those pertaining to set-top boxes, equipment connectivity, content regulation, closed captioning, pole attachments, privacy, copyright, technical standards, and municipal entry into video.  For example, currently pending or recently concluded proceedings before the FCC have examined the rates that cable operators must pay to use utility poles and conduits, and other terms and conditions of pole attachment agreements.  The FCC also has conducted proceedings on making cable service work with channel navigation devices purchased at retail by consumers, rather than set-top boxes provided by the cable operator.  In addition, the FCC is considering cable operator obligations to make set-top boxes and systems compatible with new “two-way” services from some programmers or consumer electronics manufacturers and whether such boxes must also allow consumers to access content from the Internet through these devices.  We cannot predict the nature and pace of these and other developments or the effect they may have on our operations.

Employees

At December 31, 2012, we had approximately 693 employees, of whom approximately 650 were full-time employees.  None of our employees is represented by a union or covered by a collective bargaining agreement.

Executive Officers

The following table presents information about our executive officers who, other than Christopher E. French, are not members of our board of directors.  Our executive officers serve at the pleasure of the Board of Directors.

Name	Title	Age	Date in Position
Christopher E. French	President and Chief Executive Officer	55	April 1988

Earle A. MacKenzie	Executive Vice President and Chief Operating Officer	60	June 2003

Adele M. Skolits	Vice President – Finance, Chief Financial Officer and Treasurer	54	September 2007

William L. Pirtle	Vice President Sales & Marketing	53	April 2004

Ann E. Flowers	General Counsel, Vice President-Legal and Secretary (1)	56	November 2008

Raymond B. Ostroski	General Counsel, Vice President-Legal and Secretary (1)	58	January 2013

Thomas A. Whitaker	Vice President – Operations	52	June 2010

Edward H. McKay	Vice President – Engineering & Planning	40	June 2010

Richard A. Baughman	Vice President – Information Technology	45	June 2010

(1)
Mr.Ostroski joined the Company as General Counsel on January 28, 2013 and was elected Vice President – Legal and Secretary on February 18, 2013.  Ms. Flowers has served as Associate General Counsel since January 28, 2013.

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

Mr. MacKenzie is Executive Vice President and Chief Operating Officer (COO) of the Company. He joined the Company in 2003, and is responsible for Shentel's daily operations of its subsidiaries. Mr. MacKenzie began his career in the telecommunications industry in 1975.  He was the co-founder and President of Broadslate Networks and Essex Communications. He served as COO of Digital Television Services and as Senior Vice President of Contel Cellular. Mr. MacKenzie is a graduate of The College of William and Mary and holds a BBA in accounting and holds a C.P.A. certificate from the Virginia State Board of Accountancy.  Mr. MacKenzie is a member of the Board of Directors of the American Cable Association.

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

Mr. Pirtle is Vice President Sales & Marketing for Shentel. He is responsible for sales and marketing of all products and services offered by the Company.  He joined the Company in 1992 as Vice President of Network Services responsible for Shentel's technology decisions, and maintenance and operation of its networks – telephone, cable, cellular, paging and fiber optics. He helped launch Shentel's Internet business in 1994, and led its participation in its wireless PCS business beginning in 1995. He is a graduate of the University of Virginia. Mr. Pirtle is a co-founder of the Shenandoah Valley Technology Council, and represents the Company on the Board of Valleynet.

Ms. Flowers served as General Counsel until January 28, 2013 and as Vice President - Legal and Secretary until February 18, 2013.  Ms. Flowers now serves as Associate General Counsel.  Prior to joining the Company in November 2008, Ms. Flowers was Of Counsel in the Washington, DC office of Davis Wright Tremaine LLP since 2007, and from 1994 to 2006 was Of Counsel in the Washington, DC office of Cole, Raywid & Braverman, LLP.  Ms. Flowers has extensive legal experience representing telecommunications, media and technology companies.  Ms. Flowers earned a B.A. with honors in Political Science from the University of North Carolina at Chapel Hill, and earned a J.D. cum laude from Georgetown University Law Center.

Mr. Ostroski is General Counsel and Vice President – Legal and Secretary for Shentel.  Prior to joining the Company in January 2013, Mr. Ostroski was a Partner in the law firm of Thomas, Long, Niesen & Kennard since 2012 and was the Principal at RBO Consulting from 2011 to 2012 and from 2007 to 2009.  Mr. Ostroski also served as Executive Vice President and General Counsel for One Communications from 2009 to 2011 and Senior Vice President and General Counsel for Commonwealth Telephone Enterprises from 2001 to 2007.  Mr. Ostroski began his career in the telecommunications industry in 1985 and also served as General Counsel to RCN Corporation and C-TEC Corporation prior to 2001.  Mr. Ostroski earned a B.S. degree in Social Science from Wilkes University and also earned a J.D. degree from Temple University School of Law.

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

Websites and Additional Information

The Company maintains a corporate website at www.shentel.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such reports with or to the SEC.  The contents of our website are not a part of this report.  In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Company.

ITEM 1A.	RISK FACTORS

Our business and operations are subject to a number of risks and uncertainties, including those set forth under “Business-Competition” and the following:

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

Nationwide, incumbent local exchange carriers have experienced a decrease in access lines due to the effect of wireless and wireline competition and the elimination of second lines dedicated to dial-up Internet as customers migrate to broadband connections.  We have experienced comparatively modest reductions in the number of access lines to date, but based on industry experience we anticipate that the long-term trend toward declining telephone subscriber counts will continue.  There is a significant risk that this downward trend could have a material adverse effect on the Company’s landline telephone operations in the future.

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

Continued adverse economic conditions in the United States and in our market area involving significantly reduced consumer spending could have a negative impact on our results of operations.

Our customers are individual consumers and businesses that provide goods and services to others, and are located in a relatively concentrated geographic area.  The on-going national economic weakness, restricted credit markets, and high unemployment rates could continue to depress consumer spending and harm our operating performance.  In addition, any adverse economic conditions that affect our geographic markets in particular could have further negative impacts on our results.

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

The VSCC has jurisdiction over local telephone companies’ intrastate access charges, and has indicated in the past that it might open a generic proceeding on the rates charged for intrastate access, although the scope and likelihood of such a proceeding is unclear in light of the FCC’s overhaul of the intercarrier compensation rules, which affect states’ jurisdiction over intrastate access charges.   The VSCC issued a Final Order on August 9, 2011 that requires elimination of common carrier line charges in three stages.  Pursuant to the order, the Company’s revenue is expected to decline by approximately $0.3 million annually beginning in 2012 until such charges are eliminated by mid-2014.

Our distribution networks may be subject to weather related events that may damage our networks and adversely impact our ability to deliver promised services or increase costs related to such events.

During 2012, the Mid-Atlantic region experienced two storms that impacted our cable networks more extensively than usual.  The Company incurred approximately $800 thousand of costs to repair damage caused in these storms.  Some published reports predict that warming global temperatures will increase the frequency and severity of such weather related events.  Should such predictions be correct, and should such events impact the Mid-Atlantic region covered by our networks more frequently than in the past, our revenues and expenses could be materially adversely impacted.

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

Our ability to comply with the financial covenants under the agreements governing our secured credit facilities will depend primarily on our success in generating sufficient operating cash flow. Under our credit agreements, we are subject to a total leverage ratio covenant, a minimum debt service coverage ratio covenant, and a minimum equity to assets ratio covenant. Industry conditions and financial, business and other factors, including those we identify as risk factors in this and our other reports, will affect our ability to generate the cash flows we need to meet those financial tests and ratios. Our failure to meet the tests or ratios could result in a default and acceleration of repayment of the indebtedness under our credit facilities. If the maturity of our indebtedness were accelerated, we would not have sufficient funds to repay such indebtedness. In such event, our lenders would be entitled to proceed against the collateral securing the indebtedness, which includes substantially our entire assets, to the extent permitted by our credit agreements and applicable law.

Our substantial level of indebtedness could adversely affect our financial health and ability to compete.

As of December 31, 2012, we have $232.2 million of total long-term indebtedness, including the current portion of such indebtedness. Our substantial level of indebtedness could have important consequences. For example, it may:

•
increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a significant portion of our borrowings may continue to be at variable rates of interest;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, dividends and other general corporate purposes;

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

Our ability to refinance our indebtedness in the future, should circumstances require it, will depend on our ability in the future to generate cash flows from operations and to raise additional funds, including through the offering of equity or debt securities. We may not be able to generate sufficient cash flows from operations or to raise additional funds in amounts necessary for us to repay our indebtedness when such indebtedness becomes due and to meet our other cash needs.

Our wireless and wireline telephone switch equipment, as well as the primary means of access to and from our customers to other parties’ telecommunications networks, are located in one building.

Our regulated telephone switching equipment and our PCS wireless switch, as well as many of the trunk lines and other circuits that provide access to and from our customers for voice services, internet access, data transmission services, and to some extent video services, are all housed in one building.  Should that building and its contents be damaged severely, our ability to deliver many of our promised services may be substantially affected for extended periods of time, causing us to lose or refund revenue, lose customers, or incur significant costs to repair damage quickly to minimize the loss of revenues and customers.  If proper or adequate insurance coverage is not in place, we may incur substantial costs to write-down the value of damaged equipment and other assets.

Disruptions of our information technology infrastructure could harm our business.

We depend on our information technology infrastructure to achieve our business objectives. A disruption of our infrastructure could be caused by a natural disaster, manufacturing failure, telecommunications system failure, or defective or improperly installed new or upgraded business management systems. Portions of our IT infrastructure also may experience interruptions, delays, or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. In the event of any such disruption, we may be unable to conduct our business in the normal course. Moreover, our business involves the processing, storage and transmission of data, which would also be negatively affected by such an event. A disruption of our infrastructure could cause us to lose customers and revenue, particularly during a period of heavy demand for our services. We also could incur significant expense in repairing system damage and taking other remedial measures.

We could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm, and other serious negative consequences if we sustain cyber attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our customers or other third parties.

We manage and store various proprietary information and sensitive or confidential data relating to our operations.  We routinely process, store and transmit large amounts of data for our customers, including sensitive and personally identifiable information.  We may be subject to breaches of the information technology systems we use for these purposes.  Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our systems. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the system.

The costs to us to eliminate or address the foregoing security problems and security vulnerabilities before or after a cyber incident could be significant.  Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential customers that may impede our critical functions. We could lose existing or potential customers for our services in connection with any actual or perceived security vulnerabilities in the services.  In addition, breaches of our security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or other third parties could expose us, our customers, or other third parties affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business.

We are subject to laws, rules and regulations relating to the collection, use and security of user data.  Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify customers or employees of a data security breach.  We have incurred, and will continue to incur, expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

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

Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers.  Additionally, the FCC is currently considering the commencement of a rulemaking that would seek public comment on the existing radio frequency standards and testing requirements.  Any decrease in demand for wireless services, increases in the costs of litigation, or damage awards resulting from substantiation of harm from such emissions could impair our ability to sustain profitable operations.

Regulation by government or potential litigation relating to the use of wireless phones while driving could adversely affect the results of our wireless operations.

Some studies have indicated that some aspects of using wireless phones while driving may impair drivers' attention in certain circumstances, making accidents more likely.  These concerns could lead to litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or regulations on wireless phone use.  A number of state and local governments are considering or have enacted legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free handset.  Additionally, certain federal agencies have adopted rules and proposed guidelines for the use of wireless handsets while operating commercial and non-commercial vehicles.  These rules, and any legislation that could be enacted, may require wireless service providers to supply to their subscribers hands-free enhanced services, such as voice activated dialing and hands-free speaker phones and headsets, in order to continue generating revenue from subscribers, who make many of their calls while on the road.  If we are unable to provide hands-free services and products to subscribers in a timely and adequate fashion, the volume of wireless phone usage would likely decrease, and the ability of our wireless operations to generate revenues would suffer.

Risks Related to our PCS Business

The performance of Shenandoah Personal Communications, LLC, our largest operating subsidiary in terms of revenues and assets, may be adversely affected by any interruption in, or other adverse change to, Sprint Nextel’s business.

We rely on Sprint Nextel’s ongoing operations to continue to offer our PCS subscribers the seamless national services that we currently provide.  Any interruption in, or other adverse change to, Sprint Nextel’s business could adversely affect our results of operations, liquidity and financial condition.  The terms of Sprint Nextel’s proposed transaction with Softbank Corp., or an unexpected delay in consummating the transaction, could affect Sprint Nextel’s business in a way that could be adverse to us.  Our business could also be adversely affected if competing national or regional wireless carriers are able to introduce new products and services or otherwise satisfy customers’ service demands more rapidly or more effectively than Sprint Nextel.

Our participation in Sprint Nextel’s network modernization plan may affect our operating results, liquidity and financial position.

Sprint Nextel is implementing a network modernization plan, known as Network Vision, that incorporates upgrades and improvements to its wireless networks, with the intention of improving voice quality, coverage and data speeds and simultaneously reducing future operating costs.  We are participating in this plan, and to date, have upgraded a substantial portion of the network in our service areas.

The success of the Network Vision plan will depend on the timing, extent and cost of implementation and the performance of third parties.  If Network Vision does not provide an enhanced network experience, our ability to provide enhanced wireless services to our customers, to retain and attract customers, and to maintain and grow our customer revenues could be adversely affected.  Should implementation of the Network Vision plan be delayed or costs exceed expected amounts, our margins would be adversely affected and such effects could be material.  Should the delivery of services expected to be deployed on the upgraded network be delayed due to technological constraints, performance of third-party suppliers, or other reasons, the cost of providing such services could become higher than expected, which could produce higher costs to customers, potentially resulting in the loss of customers to our competitors, and adversely affecting our revenues, profitability and cash flows from operations.

Our business may suffer as a result of competitive pressures.

Our revenue growth is primarily dependent on the growth of the subscriber base and average monthly revenues per user.  Competitive pressures may adversely affect our ability to increase our future revenues.  A continuation of competitive pressures in the wireless telecommunications market could cause some major carriers to offer plans with increasingly larger bundles of minutes of use and data services at lower prices that may compete with the Sprint Nextel wireless plans we sell.  Increased price competition may lead to lower average monthly revenues per user.

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

Subscriber loss, or churn, has been relatively stable in recent years.  Because of significant competition in the industry in general, the popularity of prepaid wireless service offerings, changes to Sprint Nextel’s competitive position in particular and the overall economic downturn, among other factors, this relative stability may not continue and the future rate of subscriber turnover may be higher than rates in recent periods.  Factors that may contribute to higher churn include the following:

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

A high rate of subscriber loss could increase the sales and marketing costs we incur in obtaining new subscribers, especially because, consistent with industry practice, we subsidize most of the costs related to the purchases of handsets by subscribers.

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

Our dependence on Sprint Nextel injects a degree of uncertainty into our business and financial planning.  We may, at times, disagree with Sprint Nextel concerning the applicability, calculation approach, or accuracy of Sprint Nextel-supplied revenue data.  It is our practice to reflect the information supplied by Sprint Nextel in our financial statements for the applicable periods and to make corrections, if any, no earlier than the period in which Sprint Nextel and we agree to the corrections.

Inaccuracies in data provided by Sprint Nextel could overstate or understate our expenses or revenues and result in out-of-period adjustments that may adversely affect our financial results.

Because Sprint Nextel provides billing and collection services for us, Sprint Nextel remits a significant portion of our total revenues.  We rely on Sprint Nextel to provide accurate, timely and sufficient data and information to enable us to record properly revenues, expenses and accounts receivable which underlie a substantial portion of our financial statements and other financial disclosures.  We and Sprint Nextel could discover errors or inaccuracies, which, while not material to Sprint Nextel, could be material to us.  If we are required in the future to make adjustments or incur charges as a result of errors or inaccuracies in data provided by Sprint Nextel, such adjustments or charges could materially affect our financial results for the period with respect to which the adjustments are made or charges are incurred.  Such adjustments or charges could require restatement of our financial statements.

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

Under limited circumstances involving non-renewal of our agreement or a breach by us, Sprint Nextel may purchase the operating assets of our PCS operations at a discount of 20% in the event of non-renewal, or 28% in the event of a breach. These discounts would be applied to the “entire business value” (“EBV”) as that term is defined in our agreement with Sprint Nextel.  EBV is defined as i) the fair market value of a going concern paid by a willing buyer to a willing seller; ii) valued as if the business will continue to utilize existing brands and operate under existing agreements; and, iii) valued as if we  own the spectrum.  Determination of EBV is made by an independent appraisal process.  In addition, Sprint Nextel must approve any assignment of the Sprint Nextel agreements by us.  Sprint Nextel also has a right of first refusal to purchase our PCS operating assets if we decide to sell those assets to a third party.  These restrictions and other restrictions contained in the Sprint Nextel  agreements could adversely affect the value of our common stock, may limit our ability to sell the foregoing assets on advantageous terms, may reduce the value a buyer would be willing to pay, and may reduce the "entire business value," as described in the Sprint Nextel agreements.

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

Sprint Nextel completed a transaction in which it transferred mobile broadband licenses and business operations to Clearwire Corp. and obtained a majority equity ownership interest in Clearwire, with major cable operators, Google Inc., Intel Corporation, Cisco Systems, Inc. and other investors contributing investment capital and obtaining equity in Clearwire.  This transaction was entered with an expectation that Clearwire would expand its broadband networks in large metropolitan areas across the United States and that Sprint Nextel would offer high-speed broadband services (“4G Wimax”) in conjunction with Clearwire.  Sprint Nextel has announced that it intends to acquire the portion of Clearwire that it does not presently own.

Sprint Nextel’s arrangements with Clearwire and the risks associated with the Clearwire venture might adversely affect our business.  Since entering into the Clearwire arrangement, Sprint Nextel has decided to upgrade its entire network incorporating 4G LTE technology.  At this point, other wireless providers are ahead of Sprint Nextel in deploying their 4G networks.  The introduction of 4G services in our service area by other operators, independent of arrangements with us or before we are able to complete the deployment of our own 4G network, might adversely affect our PCS business.

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

The cable television industry has continued to experience an increase in the cost of programming, especially sports programming.  In addition, as we add programming to our video services or distribute existing programming to more customers, we incur increased programming expenses.  Broadcasters affiliated with major over-the-air network services have been increasing their demands for cash payments and other concessions for the right to carry local network television signals on our cable systems.  These increased costs cannot always be recouped by increased rates to subscribers.  Moreover, as our programming contracts and retransmission agreements with programming providers expire, there can be no assurance that they will be renewed on acceptable terms.

Changes to key regulatory requirements can affect our ability to compete.

The Company operates cable television systems in largely rural areas of Virginia, West Virginia and Maryland.  Virginia has adopted legislation to make it easier for companies to obtain local franchises to provide cable television service.  The FCC has adopted new rules which substantially reduce the cost of obtaining a local franchise.  These rules may make it easier for the Company to expand its cable television business, but also may result in increased competition for such business.

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

At December 31, 2012, we had non-amortizing cable franchise rights of approximately $64.1 million which constituted approximately 11.2% of total assets at that date.  If we make changes in our business strategy or if market or other conditions adversely affect our cable operations, we may be forced to record an impairment charge, which would lead to a decrease in the carrying value of the Company’s assets and reduction in our net operating performance.  We test non-amortizing intangible assets for impairment annually or whenever events or changes in circumstances indicate impairment may have occurred.  If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the non-amortizing intangible assets and the fair value of the non-amortizing intangible assets, in the period in which the determination is made.  The testing of non-amortizing intangible assets for impairment requires the Company to make significant estimates about the future performance and cash flows of our Cable segment, as well as other assumptions.  These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies.  Any changes to key assumptions, or actual performance compared with those assumptions, about our Cable segment’s business and its future prospects or other assumptions could affect the fair value of our Cable segment non-amortizing intangibles, resulting in an impairment charge.  During 2012, the Company recorded an impairment charge of $11.0 million to write-off the carrying value of goodwill recorded during past acquisitions of cable companies.

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

The Company leases land, buildings and tower space in support of its PCS operations.  As of December 31, 2012, the Company had 516 sites, including sites on property owned by the Company, and 14 leased retail locations.

The Company owns or leases other warehouse, office and retail space in various locations to support its operations.  The leases for the foregoing land, buildings and tower space expire on various dates between 2013 and 2039.  For information about these leases, see Note 13 to the consolidated financial statements appearing elsewhere in this report.  The Company plans to lease additional land, equipment space, and retail space in support of its operations.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's stock is traded on the NASDAQ Global Select Market under the symbol “SHEN.”  The following table shows the closing high and low sales prices per share of common stock as reported by the NASDAQ Global Select Market for each quarter during the last two years:

2012	High	Low
Fourth Quarter	$18.71	$12.92
Third Quarter	18.32	13.61
Second Quarter	13.61	10.07
First Quarter	11.42	9.51

2011	High	Low
Fourth Quarter	$14.37	$9.11
Third Quarter	17.69	10.55
Second Quarter	19.00	16.08
First Quarter	19.37	15.77

As of February 13, 2013, there were 4,381 holders of record of the Company’s common stock.

Shenandoah Telecommunications Company historically has paid annual cash dividends on or about December 1 of each year.  The cash dividend was $0.33 per share in 2012 and 2011.  Dividends are paid to Shenandoah Telecommunications Company shareholders from accumulated dividends paid to it by its operating subsidiaries.   Under the Company’s credit agreement with CoBank dated September 14, 2012, the Company is restricted in its ability to pay dividends in the future.  So long as no Default or Event of Default (as such term is defined in the credit agreement) exists before, or will result after giving effect to such dividends, distributions or redemptions on a pro forma basis, the Company may declare or pay a lawful dividend or other distribution of assets, or retire, redeem, purchase or otherwise acquire capital stock in an aggregate amount which when added to any such dividends, distributions or redemptions of capital stock or other equity interest made, declared or paid from and after January 1, 2012 does not exceed $5 million plus 50% of the Company’s consolidated net income (excluding non-cash extraordinary items such as write-downs or write-ups of assets, other than current assets) from January 1, 2012 to the date of declaration of any such dividends, distributions or redemptions.

The following graph and table show the cumulative total shareholder return on the Company’s common stock compared to the NASDAQ U.S. Index and the NASDAQ Telecommunications Index for the period between December 31, 2007 and December 31, 2012.  The NASDAQ Telecommunications Index includes 145 companies that represent a wide mix of telecommunications service and equipment providers and smaller carriers that offer similar products and serve similar markets.  The graph assumes $100 was invested on December 31, 2007 in (1) the Company’s common stock, (2) the NASDAQ U.S. Index and (3) the NASDAQ Telecommunications Index, and that all dividends were reinvested and market capitalization weighting as of December 31, 2008, 2009, 2010, 2011 and 2012.

	2007	2008	2009	2010	2011	2012
Shenandoah Telecommunications Company	100	119	88	82	47	71
NASDAQ U.S. Index	100	61	88	104	105	124
NASDAQ Telecommunications Index	100	57	86	111	118	159

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In addition, in conjunction with the award of shares or exercises of stock options, the Company periodically repurchases shares from certain recipients to cover the minimum statutory tax withholding requirements associated with the transaction.  The following table provides information about the Company’s repurchases of shares during the three months ended December 31, 2012:

	Number of Shares Purchased	Average Price Paid per Share

October 1 to October 31	7	$17.58
November 1 to November 30	1	14.30
December 1 to December 31	1	$14.32

Total	9	$16.83

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data as of December 31, 2012, 2011, 2010, 2009, and 2008 and for each of the years in the five-year period ended December 31, 2012.

The selected financial data as of December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012 are derived from the Company’s audited consolidated financial statements appearing elsewhere in this report. The selected financial data as of December 31, 2010,  2009, and 2008 and for the years ended December 31, 2009 and 2008 are derived from the Company’s audited consolidated financial statements not included in this report.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

(in thousands, except share and per share data.)

	2012	2011	2010	2009	2008

Operating revenues	$288,075	$251,145	$195,206	$160,935	$144,778
Operating expenses	253,417	218,855	162,875	117,995	99,312
Operating income	34,658	32,290	36,331	42,940	45,466
Interest expense	7,850	8,289	4,716	1,361	1,009
Income taxes	12,008	10,667	13,393	17,510	17,595

Net income from continuing operations	$16,603	$13,538	$18,774	$25,152	$26,222
Discontinued operations, net of tax (a)	(300)	(545)	(699)	(10,060)	(2,077)
Net income	$16,303	$12,993	$18,075	$15,092	$24,145
Total assets	570,740	479,979	466,437	271,725	266,837
Total debt – including current maturities	232,177	180,575	195,112	32,960	41,359

Shareholder Information:
Shares outstanding	23,962,110	23,837,528	23,766,873	23,680,843	23,605,467
Income per share from continuing operations-diluted	$0.69	$0.57	$0.79	$1.06	$1.11
Loss per share from discontinued operations-diluted	(0.01)	(0.02)	(0.03)	(0.42)	(0.09)
Net income per share-diluted	0.68	0.55	0.76	0.64	1.02
Cash dividends per share	$0.33	$0.33	$0.33	$0.32	$0.30

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

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, or strategies regarding the future.  These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.  Factors that might cause such a difference include those discussed in this report under “Business-Competition” and “Risk Factors.”  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances, except as required by law.

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries.  These subsidiaries provide wireless personal communications services (as a Sprint PCS affiliate of Sprint Nextel) and local exchange telephone services, as well as cable television, video, Internet and data services, long distance, sale of telecommunications equipment, fiber optics facilities, and leased tower facilities. The Company has three reportable segments, which the Company operates and manages as strategic business units organized by lines of business: (1) Wireless, (2) Cable, and (3) Wireline.   A fourth segment, Other, primarily includes Shenandoah Telecommunications Company, the parent holding company as well as certain general and administrative costs historically charged to Converged Services that cannot be allocated to discontinued operations.

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

The Company is the exclusive provider of wireless mobility communications network products and services on the 800 and 1900 MHz bands under the Sprint brand from Harrisonburg, Virginia to Harrisburg, York and Altoona, Pennsylvania.  The Company’s primary service area for the wireline and cable television businesses was historically Shenandoah County, Virginia. The county is a rural area in northwestern Virginia, with an estimated population of approximately 42,000 inhabitants.  In November 2009, the Company acquired approximately 1,000 telephone access lines in northwestern Augusta County, Virginia, by acquiring the assets of the North River Telephone Cooperative. The Company believes that the potential for significant numbers of additional wireline customers in its existing operating area is limited.  With the acquisition in December 2008 of cable system assets and customers from Rapid Communications, LLC, the Company expanded its cable services to portions of West Virginia and Alleghany County, Virginia.  In July 2010, the Company further expanded its cable services through the acquisition of cable system assets and customers from JetBroadband, LLC, located throughout southern Virginia and southern West Virginia, and in December 2010, with the acquisition of cable assets and customers in Salem, West Virginia, and Oakland, Maryland, from Cequel III Communications II LP, doing business as Suddenlink.

Through its subsidiary Shentel Converged Services, the Company provides local and long distance voice, video, and Internet services on an exclusive and non-exclusive basis to MDU communities, consisting primarily of off-campus college student housing throughout the southeastern United States. Since late 2008, Converged Services has been classified as a discontinued operation and its assets and liabilities reclassified as held for sale in the consolidated financial statements.  During 2011 and 2012, the Company sold all but a small portion of this subsidiary, and the Company expects to complete the sale of the remaining portion in early 2013.

The Company sells and leases equipment, mainly related to the services it provides.  The Company participates in emerging services and technologies by investment in technology venture funds and direct investment in non-affiliated companies.

Significant Transactions

The 2012, 2011 and 2010 financial results of the Company reflected several significant transactions.  These transactions should be noted in understanding the financial results of the Company for 2012, 2011 and 2010.

Converged Services

In September 2008, the Company announced its intention to sell its Converged Services segment.  The operating results of this segment were reclassified to discontinued operations, and the assets and liabilities were reclassified as assets and liabilities held for sale.  Certain general overhead costs previously charged or allocated to the Converged Services segment are not appropriately chargeable to discontinued operations, and these costs have been reclassified to the “Other” segment within continuing operations for all periods presented.  In March 2009, based upon an assessment of fair value based upon bids received in the auction process, the Company recognized an impairment charge totaling $17.5 million ($10.7 million, net of taxes), on the assets held for sale.  The impairment charge was included in discontinued operations.  During the fourth quarter of 2010 and the third quarter of 2011, based upon continuing developments in the process of selling these assets, the Company determined that the fair value of Converged Services had declined from earlier estimates.  Accordingly, the Company recorded impairment losses of $1.9 million and $0.6 million, respectively, ($1.1 million and $0.4 million, respectively, net of taxes) to further reduce the carrying value of these assets to their revised estimated fair value less cost to sell.  During 2011, the Company sold service contracts and assets for a substantial number of the properties in a series of transactions, generating cash proceeds of approximately $3.0 million and an additional $2.3 million of proceeds placed in escrow.  During 2012, the Company sold additional service contracts and assets for an additional $1.9 million in cash proceeds, as well as collecting all but $0.1 million of proceeds previously placed in escrow.  As of December 31, 2012, negotiations to complete the sale of the remaining properties continue.  At this time, the expected proceeds are sufficient to cover the remaining $0.2 million of carrying value, and the Company has determined that there has been no additional impairment to the carrying value of the assets.

Changes in Pension Plans

In 2006, the Company froze benefit accruals for all participants in the Company’s defined benefit pension plan.  During the second quarter of 2010, the Company completed the settlement of the plan following the receipt of a favorable tax determination letter in February, 2010.  In order to complete the settlement, the Company contributed $1.0 million to fully fund the pension obligations, and recognized $3.6 million of pension expense from other comprehensive income.  During the second quarter of 2010, the Company also curtailed future participation in the Company’s Supplemental Executive Retirement Plan (“SERP”).  Current participants may remain in the SERP and will continue to earn returns (either gains or losses) on invested balances, but the Company will make no further contributions to the SERP and no new participants will be eligible to join the SERP.  As a result of the curtailment, the Company recognized a curtailment loss of $0.7 million, consisting of actuarial losses previously recorded in other comprehensive income.

Acquisition of Virgin Mobile Customers and Initiation of Prepaid Wireless Sales

On July 8, 2010, the Company acquired the right to receive a share of revenues from approximately 50,000 Virgin Mobile customers in our service area, and effective July 11, 2010, the Company began selling Virgin Mobile and Boost prepaid products and services under an amendment to the Sprint agreements.  The Company recognized amortization on the $6.9 million capitalized purchase price of the acquired contract for the 50,000 acquired Virgin Mobile subscribers.  The amortization of the acquired subscriber base will approximate the life of the customers acquired, gradually decreasing over the expected four year life of this asset.  The Company incurs significant costs of acquisition (including handset subsidies, commissions, and other sales and marketing costs) in the month of a new customer activation.   New customers are expected to generate net income over their service life.  Due to expensing all costs of acquisition in the month of acquisition, the sale of prepaid products and services had a net negative impact on operating results until the base of customers was sufficient such that the aggregate monthly revenue less recurring expenses exceeded the up-front costs for new activations.   The Company believes it had reached this point in 2011.

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

Network Vision

In February 2012, the Company announced that it had amended its Management Agreement with Sprint Nextel Corporation in connection with the Company’s commitment to build a 4G LTE network in the Company’s service area.  Replacement of base stations began in May 2012, proceeded slowly through August, and accelerated in the fall.  As of December 31, 2012, 200 of the Company’s 516 base stations had been upgraded to 4G LTE.  All base stations are expected to be replaced before the end of 2013, with most work expected to be completed by the end of the third quarter of 2013.  Based upon the initial timetable and updated as the timetable was revised, the Company determined that changes to the depreciation schedules for base stations and certain other assets were required, resulting in $8.4 million of additional depreciation in 2012.  The 4G LTE base stations require either fiber or microwave backhaul.  As a result, the Company is replacing the copper-based T1 circuits it currently has with fiber and microwave technology.  In addition to incurring the costs to install the new backhaul facilities, the Company incurs duplicate network costs during the replacement period for each base station, and higher monthly costs of the higher capacity circuits (though much less expensive per megabit of capacity) following the upgrade, impacting 2012, 2013 and future years.  However, the additional capacity of the new backhaul facilities will delay the need to further upgrade its capacity to accommodate additional network traffic.

Revision of Prepaid Cost Pass-throughs

In July 2010, the Company executed an amendment to its Management Agreement with Sprint Nextel to allow the Company to participate in Sprint Nextel’s prepaid wireless offerings.  Due to the nature of the prepaid business, the revenue and cost per unit (per average subscriber or per gross addition or upgrade, as defined) passed through to the Company were based on Sprint Nextel’s national averages for its prepaid programs, as determined by Sprint.  In December 2012, Sprint Nextel determined it had incorrectly calculated certain cost pass-throughs from inception of the Company’s participation, and reimbursed the Company for $11.8 million to correct its errors from July 2010 through September 2012.  The Company recognized this receipt as a reduction of expenses in the quarter and year ended December 31, 2012.

Cable Segment Goodwill Impairment

During 2012, the Company determined that the fair value of the Company’s Cable segment had declined during the year, and that the goodwill associated with this segment had become impaired.  As a result the Company recorded an $11.0 million write-down of Cable segment goodwill.  Factors contributing to this determination included weak economic conditions, underperformance relative to market operating margins and penetration levels, and continued capital spending to upgrade the last remaining markets, improve the customer experience, and combat subscriber loss.

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

Under the Sprint Nextel Management Agreement, postpaid wireless service revenues are reported net of an 8% Management Fee and, since its imposition effective January 1, 2007, the Net Service Fee retained by Sprint Nextel.  The Net Service Fee was initially set at 8.8%, and was increased to 12%, the maximum then allowed under the Management Agreement, effective June 1, 2010.  In accordance with the February, 2012, amendment, the maximum fee will increase to 14% effective July 1, 2013.  Prepaid wireless service revenues are reported net of a 6% Management Fee.

Allowance for Doubtful Accounts

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection and write-off experience, current trends, credit policies, and the analysis of the accounts receivable by aging category.  In determining these estimates, the Company compares historical write-offs in relation to the estimated period in which the subscriber was originally billed.  The Company also looks at the historical average length of time that elapses between the original billing date and the date of write-off and the financial position of its larger customers in determining the adequacy of the allowance for doubtful accounts.  From this information, the Company assigns specific amounts to the aging categories.  The Company provides an allowance for all receivables over 60 days old and partial allowances for all other receivables.  The Company does not carry an allowance for receivables related to Sprint Nextel PCS customers.  In accordance with the terms of the affiliate contract with Sprint Nextel, the Company receives payment from Sprint Nextel for the monthly net billings to PCS customers in weekly installments over the following four or five weeks.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of consideration paid over the fair value of net assets acquired in business combinations and was created primarily through cable acquisitions. Cable franchises provide us with the non-exclusive right to provide video services in a specified area. While some cable franchises are issued for a fixed time (generally 10 years), renewals of cable franchises have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our cable franchises.

Goodwill, cable franchises and other indefinite-lived intangible assets are not amortized but are tested at least annually for impairment. The testing is performed on the value as of November 30 each year, and is generally composed of comparing the book value of the assets to their fair value. Goodwill is tested by comparing the book value of our Cable segment to the fair value of the Cable segment, calculated under a discounted cash flow approach. Cable franchises are tested for impairment on an aggregate basis, consistent with the management of the Cable segment as a whole, utilizing a greenfield valuation approach.  It is the Company’s practice to engage an independent appraiser to prepare both the goodwill and franchise rights fair value analyses.

Intangible assets that have finite useful lives are amortized over their useful lives.  Acquired subscriber base assets are amortized using accelerated amortization methods over the expected period in which those relationships are expected to contribute to our future cash flows. Other finite-lived intangible assets are generally amortized using the straight-line method of amortization.

Other

The Company does not have any unrecorded off-balance sheet transactions or arrangements; however, the Company has significant commitments under operating leases.

Results of Continuing Operations

2012 Compared to 2011

Consolidated Results

The Company’s consolidated results from continuing operations for the years ended December 31, 2012 and 2011 are summarized as follows:

(in thousands)	Years Ended December 31,		Change
	2012	2011	$	%

Operating revenues	$288,075	$251,145	36,930	14.7
Operating expenses	253,417	218,855	34,562	15.8
Operating income	34,658	32,290	2,368	7.3
Other income (expense)	(6,047)	(8,085)	2,038	(25.2)
Income tax expense	12,008	10,667	1,341	12.6
Net income from continuing operations	$16,603	$13,538	3,065	22.6

Operating revenues

Operating revenues increased $36.9 million, or 14.7%, in 2012 over 2011, primarily due to an increase of $26.2 million in the Wireless segment and $8.3 million in the Cable segment.  The increase in the Wireless segment resulted from an increase in postpaid service revenues of $16.4 million and $9.4 million in prepaid service revenues.  The postpaid revenues grew as a result of a 5.8% increase in subscribers during the year, and incremental data fees charged to customers with smartphones. The prepaid service revenues grew as a result of a 20% increase in prepaid customers during 2012.  The Cable segment revenues grew primarily due to a 4.6% increase in average revenue generating units, customers shifting to higher-priced digital TV packages and higher speed data access packages, and video price increases.

Operating expenses

During the fourth quarter of 2012, the Company received $11.8 million from Sprint Nextel to reduce cost allocations relating to our participation in Sprint Nextel’s prepaid program beginning in July 2010 and continuing through September 30, 2012.  The expense reduction reduced costs of goods and services sold by $8.4 million and selling, general and administrative expenses by $3.4 million, and reflected the recalculation of certain expenses, costs per gross addition (including the cost of handsets) and cash cost per user, associated with the program.  Had Sprint Nextel calculated these costs consistently in previous years, prepaid expenses in 2010 and 2011 would have been reduced by $1.2 million and $4.9 million, respectively.

Adjusting for the effect of the prepaid wireless expense reduction discussed above, operating expenses increased $45.6 million compared to the 2011 period.  The adjusted Wireless segment operations accounted for $27.2 million of the year over year increase, principally due to incremental handset subsidies of $9.4 million and a $9.1 million increase in depreciation expense due to accelerated depreciation on base station and other assets being replaced earlier than originally expected. The remaining increase in Wireless segment operating expenses was largely a result of costs to expand and upgrade the wireless network, along with higher selling and marketing expenses associated with prepaid wireless plans. Cable segment operating expenses increased $16.3 million, due to an $11.0 million write-off of goodwill, along with growth in customer service support costs, programming costs, network costs and maintenance expenses.

Other income (expense)

The change in other income (expense) resulted primarily from improvement in investment results in 2012 over 2011. The decrease in interest expense that resulted from declining rates and lower outstanding balances (prior to the refinancing in September 2012) was largely offset by the write-off of $0.8 million of unamortized loan costs remaining from the 2010 loan as a result of replacing certain lenders from the original credit agreement. Changes in the fair value of the swap agreement entered into in 2010 added $0.4 million to interest expense during 2011, while reducing interest expense $0.2 million during 2012.

Income tax expense

The Company’s effective tax rate on income from continuing operations decreased from 44.1% in 2011 to 42.0% in 2012 principally due to changes undertaken to simplify the Company’s corporate structure that reduced the impact of state taxes on the Company’s overall effective tax rate.  The Company expects that the effective tax rate will decline to approximately 40% in 2013.

Net income from continuing operations

Net income from continuing operations increased $3.1 million in 2012 from 2011, primarily as a result of the prepaid adjustment offset by the goodwill impairment, improved investment results, lower interest expense, and the decrease in the effective tax rate.

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

During the first quarter of 2012, the Company entered into agreements with Sprint Nextel and Alcatel-Lucent to begin adding 4G LTE service to the Company’s Wireless network.  The 4G service will use base station equipment acquired from Alcatel-Lucent in conjunction with Sprint Nextel’s wireless network upgrade plan known as Network Vision. There was no immediate change to the fees paid to Sprint, but the net service fee cap that is currently 12% of net billed revenues will increase to 14% on July 1, 2013.  If an analysis of the balance of payments between Sprint and Shentel supports raising the rate, Sprint could increase the net service fee to 14% at that time.

Beginning in July 2010, the Company began offering prepaid wireless products and services in its PCS network coverage area.  Sprint Nextel retains a 6% Management Fee on prepaid revenues.  Prepaid revenues received from Sprint Nextel are reported net of the cost of this fee.  Other fees charged on a per unit basis are separately recorded as expenses according to the nature of the expense.  The Company pays handset subsidies to Sprint Nextel for the difference between the selling price of handsets and their cost, in aggregate and as a net cost included in cost of goods sold.  The revenue and expense components reported to us by Sprint Nextel are based on Sprint Nextel’s national averages for prepaid services, rather than being specifically determined by customers assigned to our geographic service areas.

The following tables show selected operating statistics of the Wireless segment as of the dates shown:

	Dec. 31,	Dec. 31,	Dec. 31,
	2012	2011	2010
Retail PCS Subscribers – Postpaid	262,892	248,620	234,809
Retail PCS Subscribers – Prepaid	128,177	107,100	66,956
PCS Market POPS (000) (1)	2,390	2,388	2,337
PCS Covered POPS (000) (1)	2,057	2,055	2,049
CDMA Base Stations (sites)	516	509	496
EVDO-enabled sites (2)	444	433	381
EVDO Covered POPS (000)	2,029	2,027	1,981
Towers	150	149	146
Non-affiliate Cell Site Leases	216	219	216
Gross PCS Subscriber Additions – Postpaid (3)	69,124	65,240	63,515
Gross PCS Subscriber Additions – Prepaid (4)	72,793	86,328	33,488
Net PCS Subscriber Additions – Postpaid (3)	14,272	13,811	11,989
Net PCS Subscriber Additions – Prepaid (4)	21,077	40,144	17,071
PCS Average Monthly Retail Churn % - Postpaid (5)	1.79%	1.78%	1.89%
PCS Average Monthly Retail Churn % - Prepaid (5)	3.67%	4.33%	4.85%

1)
POPS refers to the estimated population of a given geographic area and is based on information purchased from third party sources.  Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the network’s service area.

2)	EVDO – Evolution Data Optimized – The third generation of wireless broadband technology.
3)	For the twelve months ended.
4)	For the 2012 and 2011 periods, additions for the twelve months ended. For the 2010 period, additions since initiation of prepaid offerings in July 2010; excludes prepaid subscribers purchased.
5)
PCS Average Monthly Retail Churn is the average of the monthly subscriber turnover, or churn, calculations for the period.  It is the average for the twelve months shown, except for prepaid churn in the period ended December 31, 2010, where it is the average for the period July through December, 2010.

As of December 31, 2012, of the 516 CDMA base station sites in operation, Network Vision upgrades had been completed at 224 sites, and 4G LTE service was available at 200 of those.  All remaining sites are expected to be upgraded during 2013.

(in thousands)	Years Ended December 31,		Change
	2012	2011	$	%

Segment operating revenues
Wireless service revenue	$162,912	$137,118	$25,794	18.8
Tower lease revenue	9,114	8,901	213	2.4
Equipment revenue	5,982	5,053	929	18.4
Other revenue	1,630	2,366	(736)	(31.1)
Total segment operating revenues	$179,638	$153,438	$26,200	17.1

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	63,906	56,705	7,201	12.7
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	30,716	29,455	1,261	4.3
Depreciation and amortization	31,660	23,906	7,754	32.4
Total segment operating expenses	126,282	110,066	16,216	14.7
Segment operating income	$53,356	$43,372	$9,984	23.0

Operating revenues

Wireless service revenue increased $25.8 million, or 18.8%, for 2012 over 2011.  Postpaid wireless service revenue, net of fees and adjustments, generated $16.4 million of the year over year increase.  The $10 monthly fee for smartphone data usage contributed $15.1 million to postpaid service revenues during 2012, an increase of $8.4 million over 2011. In addition, average postpaid subscribers for 2012 increased 5.8% compared to 2011.  Prepaid wireless service revenue increased $9.4 million, net of service fees.  Prepaid customers increased 19.7% to more than 128 thousand at December 31, 2012, from 107 thousand customers at December 31, 2011.

The increase in tower lease revenue resulted primarily from scheduled escalations in revenue streams.

The increase in equipment revenue resulted primarily from the incremental revenue from iPhones sold, partially offset by fewer sales of other lower priced devices.

The decrease in other revenue primarily resulted from a $500 thousand reclassification of activation revenues from other revenue to Wireless service revenue. The remaining decrease was driven by lower revenues received from the Federal Universal Service Fund through Sprint.

Operating Expenses

During the fourth quarter of 2012, the Company received $11.8 million from Sprint Nextel to correct errors in its cost allocations relating to our participation in Sprint Nextel’s prepaid program beginning in July 2010 and continuing through September 30, 2012.  The expense reduction reflected the recalculation of certain expenses, including the cost of handsets, costs per gross addition and cash cost per user, associated with the program.  Had Sprint Nextel correctly calculated these costs, prepaid expenses in 2010 and 2011 would have been reduced by $1.2 million and $4.9 million, respectively.

Cost of goods and services

Costs of goods and services increased $7.2 million, or 12.7%, in 2012 from 2011.  After adjusting for the effect of the prepaid wireless expense reduction discussed above, cost of goods and services increased $14.8 million, or 27.8%, in 2012 from 2011. Costs of handsets for postpaid phones increased $5.9 million due to higher cost iPhones and 4G smartphones. Similarly, handset subsidies associated with prepaid wireless plans increased $3.8 million, or 54%, in 2012 over 2011 due to a greater offering of higher cost smartphones.  Costs of the expanded network coverage and roll-out of LTE coverage resulted in a $3.3 million increase in network costs, including $2.4 million in additional backhaul line costs and increased rent expense of $1.1 million at LTE cell sites.  The Company recognized minimal gains on equipment traded-in during 2012 compared to $1.9 million of gains on equipment traded-in during 2011.

Costs of goods and services will continue to increase in 2013 primarily due to increases in the mix of handsets sold to higher cost smartphones, as well as the higher costs for backhaul and rent during the Network Vision transition and thereafter.

Selling, general and administrative

Selling, general and administrative expenses increased $1.3 million, or 4.3%, in 2012 from 2011.  After adjusting for the effect of the prepaid wireless expense reduction discussed above, selling, general and administrative expenses increased $4.8 million, or 17.4%, in 2012 from 2011, principally due to $3.3 million of incremental selling and marketing expenses associated with the prepaid wireless plans.  Commission and advertising expenses increased $0.8 million and $0.4 million, respectively, in 2012 from 2011 levels.

Depreciation and amortization

Depreciation and amortization increased $7.8 million in 2012 over 2011. Depreciation increased $9.1 million in 2012, as work began to build a 4G LTE network in the Company’s service area, resulting in accelerated depreciation of $8.4 million on existing assets as the Company replaces its existing wireless network. The increase in depreciation was partially offset by a decrease of $1.3 million in the amortization expense of the acquired prepaid subscriber base.

Cable

The Cable segment provides analog, digital and high-definition television service under franchise agreements in Virginia, West Virginia and Maryland, as well as internet and voice services in these markets.

The Company closed on the acquisition of cable operations from JetBroadBand effective July 30, 2010, and Suddenlink effective November 30, 2010.  The Cable segment results include the operating results of the acquired operations from these dates forward.

The Company has been upgrading its cable systems since early 2009, and by December 2010 had completed upgrades to the systems acquired in late 2008.  During 2011, the Company completed upgrades to most of the markets acquired in 2010 that were located in Virginia.  As of December 31, 2012, upgrades to the last market acquired in 2010, located in West Virginia, are still in process, and should be completed in 2013.  The Company has rolled out new or expanded video services, internet and voice services to each market as upgrades have been completed.

The following table shows selected operating statistics of the Cable segment as of the dates shown:

	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2010

Homes Passed (1)	184,533	182,156	178,763
Customer Relationships (2)
Video customers	59,089	62,835	65,138
Non-video customers	15,709	12,513	9,074
Total customer relationships	74,798	75,348	74,212
Video
Customers (3)	61,559	64,979	67,235
Penetration (4)	33.4%	35.7%	37.6%
Digital video penetration (5)	39.5%	39.0%	34.0%
High-speed Internet
Available Homes (6)	163,273	156,119	144,099
Customers (3)	41,025	37,021	31,832
Penetration (4)	25.1%	23.7%	22.1%
Voice
Available Homes (6)	154,552	143,235	118,652
Customers (3)	12,307	9,881	6,340
Penetration (4)	8.0%	6.9%	5.3%
Revenue Generating Units (7)	114,891	111,881	105,407
Total Fiber Miles (8)	39,418	34,772	31,577
Fiber Route Miles	2,077	1,990	1,389

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
5)
Digital video penetration is calculated by dividing the number of digital video customers by total video customers.  Digital video customers are video customers who receive any level of video service via digital transmission.  A dwelling with one or more digital set-top boxes counts as one digital video customer.

6)
Homes and businesses are considered available (“available homes”) if we can connect them to our distribution system without further extending the transmission lines and if we offer the service in that area.  Homes passed in Shenandoah County are excluded from available homes as we do not offer high-speed internet or voice services over our co-axial distribution network in this market.

7)	Revenue generating units are the sum of video, voice and high-speed internet customers.
8)
Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance.  For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

(in thousands)	Years Ended December 31,		Change
	2012	2011	$	%
Segment operating revenues
Service revenue	$66,010	$59,051	$6,959	11.8
Equipment and other revenue	10,313	9,009	1,304	14.5
Total segment operating revenues	$76,323	$68,060	$8,263	12.1

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	48,978	47,417	1,561	3.3
Goodwill impairment	10,952	-	10,952	N/A
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	22,335	18,827	3,508	18.6
Depreciation and amortization	23,519	23,198	321	1.4
Total segment operating expenses	105,784	89,442	16,342	18.3
Segment operating loss	$(29,461)	$(21,382)	$(8,079)	37.8

Operating revenues and expenses

The Cable segment total operating revenues increased $7.0 million in 2012 over 2011, due to a 4.6% increase in average revenue generating units, customers shifting to higher-priced digital TV packages and higher speed data access packages, and video price increases.

Equipment and other revenues increased $1.3 million, or 14.5%, due to increases in revenue from sales of fiber optic services and in a variety of ancillary revenues such as set-top box rental fees, advertising revenues, and other fees billed to customers, each of which generated approximately $0.3 million in incremental revenues.

Cable segment cost of goods and services increased due to a $1.2 million increase in Cable content cost. In addition, costs to support the expansion of voice services, along with costs for third party installation and maintenance, contributed an additional $1.6 million of the increase. Network maintenance costs also grew $0.7 million, primarily due to repairs that were required after strong storms damaged portions of the network.  Partially offsetting the increases in cost of goods and services were $1.9 million of savings in backhaul and power costs as a result of the network re-build efforts over the last two years.

The Company recorded an $11.0 million impairment of goodwill in the fourth quarter of 2012.

Selling, general and administrative expenses have increased principally due to costs for customer service and general administrative functions.

 Wireline

The Wireline segment is composed of two subsidiaries providing telecommunications services.  Through these subsidiaries, this segment provides regulated and unregulated voice services, dial-up and DSL internet access, and long distance access services throughout Shenandoah County and portions of northwestern Augusta County, Virginia, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland.

	Dec. 31,	Dec. 31,	Dec. 31,
	2012	2011	2010
Telephone Access Lines	22,297	23,083	23,706
Long Distance Subscribers	10,157	10,483	10,667
DSL Subscribers	12,567	12,351	11,946
Dial-up Internet Subscribers	996	1,410	2,190
Total Fiber Miles (1)	84,107	78,523	71,118
Fiber Route Miles	1,420	1,349	1,267

1)
Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance.  For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

(in thousands)	Years Ended December 31,		Change
	2012	2011	$	%
Segment operating revenues
Service revenue	$16,444	$16,028	$416	2.6
Access revenue	12,604	13,405	(801)	(6.0)
Facilities lease revenue	21,153	16,856	4,297	25.5
Equipment revenue	36	39	(3)	(7.7)
Other revenue	4,421	3,200	1,221	38.2
Total segment operating revenues	$54,658	$49,528	$5,130	10.4
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	24,785	19,702	5,083	25.8
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	6,859	7,528	(669)	(8.9)
Depreciation and amortization	9,171	8,453	718	8.5
Total segment operating expenses	40,815	35,683	5,132	14.4
Segment operating income	$13,843	$13,845	$(2)	(0.0)

Operating revenues

Operating revenues increased $5.1 million, or 10.4%, in 2012 from 2011.  The increase in service revenue resulted primarily from contracts to provide internet access to third parties.  Access revenue decreased due to changes in affiliate billings in the third quarter of 2011.  Facility lease revenue increased due to charges for additional circuits to our Wireless affiliate and third parties for fiber to the tower and similar projects, to support voice services in the acquired cable markets, as well as service contracts to other customers.   Other revenue increased as the Company provided services at cost to the new owners of Converged Services properties during transition of the properties. This increase is offset by an increase in cost of goods and services.

Operating expenses

Operating expenses overall increased $5.1 million, or 14.4%, in 2012, compared 2011. The increase in cost of goods and services resulted from the costs of providing service to the new owners of transitioning Converged Services properties. Also driving the increase were the costs of obtaining service from third parties to provide voice services to Shentel Cable and other customers, related to the increases in service revenue and facilities lease revenue shown above, as well as approximately $0.3 million in costs to repair facilities following a major summer storm at the end of June 2012. The increase in depreciation resulted from additions to switch and circuit equipment in support of fiber and other service contract revenue increases as shown above.  The decrease in selling, general and administrative expenses resulted from lower commissions, customer service and bad debt charges, each of which was less than $0.2 million.

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

Cable

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

The following table shows adjusted OIBDA for the years ended December 31, 2012, 2011 and 2010:

(in thousands)	Years Ended December 31,
	2012	2011	2010

Adjusted OIBDA	$105,952	$93,148	$84,006

The following table reconciles adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure, for the years ended December 31, 2012, 2011 and 2010:
(in thousands)	Years Ended December 31,
	2012	2011	2010

Operating income	$34,658	$32,290	$36,331
Plus depreciation and amortization	64,412	55,770	42,630
Adjusted prepaid results	(6,137)	4,890	1,247
Less gain on directory sale	-	-	(4,000)
Less (gain) loss on asset sales	441	(1,309)	107
Plus non-cash goodwill impairment charge	10,952	-	-
Plus storm damage costs	813	-	-
Plus share based compensation expense	1,626	1,507	675
Plus pension settlement and curtailment expense	-	-	3,781
Plus business acquisition expenses	-	-	3,235
Adjusted OIBDA	$106,765	$93,148	$84,006

The following tables reconcile adjusted OIBDA to operating income by major segment for the years ended December 31, 2012, 2011 and 2010:

Wireless Segment:

(in thousands)	Years Ended December 31,
	2012	2011	2010

Operating income	$53,356	$43,372	$38,349
Plus depreciation and amortization	31,660	23,906	23,187
Adjusted prepaid results	(6,137)	4,890	1,247
Less (gain) loss on asset sales	(9)	(1,699)	(55)
Plus share based compensation expense	468	444	235
Plus pension settlement and curtailment expense	-	-	1,014
Adjusted OIBDA	$79,338	$70,913	$63,977

Cable Segment:

(in thousands)	Years Ended December 31,
	2012	2011	2010

Operating income (loss)	$(29,461)	$(21,382)	$(15,257)
Plus depreciation and amortization	23,519	23,198	11,314
Less (gain) loss on asset sales	126	176	82
Plus non-cash goodwill impairment charge	10,952	-	-
Plus storm damage costs	813	-	-
Plus share based compensation expense	692	594	198
Plus pension settlement and curtailment expense	-	-	597
Plus business acquisition expenses	-	-	3,235
Adjusted OIBDA	$6,641	$2,586	$169

Wireline Segment:

(in thousands)	Years Ended December 31,
	2012	2011	2010

Operating income	$13,843	$13,845	$16,970
Plus depreciation and amortization	9,171	8,453	7,883
Less gain on directory sale	-	-	(4,000)
Less (gain) loss on asset sales	305	214	81
Plus share based compensation expense	372	357	182
Plus pension settlement and curtailment expense	-	-	1,960
Adjusted OIBDA	$23,691	$22,869	$23,076

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

Sources and Uses of Cash. The Company generated $97.0 million of net cash from operations in 2012, a $16.1 million increase from $80.9 million in 2011, which was a $5.7 million increase over 2010.  Higher net income in 2012 and increases in the non-cash components of expenses, principally goodwill impairment and depreciation charges, combined with increases in payables for income taxes, resulted in the increase compared to 2011.  For 2011 compared to 2010, lower net income was more than offset by increases in the non-cash components of depreciation and amortization charges.

During 2012, the Company utilized $83.9 million in net investing activities, including $89.1 million invested in capital expenditures, offset by proceeds from sales of assets.  During 2011, the Company utilized $70.6 million in investing activities.  Plant and equipment purchases totaled $74.7 million in 2011, up $18.8 million from $55.9 million in 2010.  Capital expenditures in 2012 primarily supported the upgrade of PCS base stations in conjunction with the Network Vision project, as well as expansion of capacity on other PCS base stations and other related spending.  Cable system upgrades continued in 2012, with completion of upgrades to acquired systems expected in the first half of 2013.  Capital expenditures in 2011 were made primarily to support upgrades of cable markets acquired from JetBroadband in 2010 and to keep pace with capacity demands in our Wireless segment.  The Company received $3.0 million in cash proceeds from sales of service contracts and assets in our Converged Services unit during 2011.  During 2010, the Company utilized $210.7 million in investing activities, including $159.0 million invested in new business opportunities.  Plant and equipment purchases totaled $55.9 million in 2010.  The Company received $4 million in cash for the sale of its telephone directory in 2010. Capital expenditures in 2010 primarily supported the completion of network upgrades in the cable systems acquired in 2008 and planning and initial spending for upgrades of cable markets acquired in July 2010.  Other capital expenditures supported the completion of six new cell towers, 20 new base stations, and 47 base stations where high-speed data capacity was added during 2010, as well as capacity expansions at and fiber builds to other cell sites in our network, as well as other projects.

Financing activities provided $42.2 million in 2012, as the Company refinanced its credit agreement and expanded the term loan to support the expected spending associated with the Network Vision project.  Dividends paid totaled $7.4 million in 2012.  Financing activities in 2011 utilized $21.9 million, principally due to $14.5 million in repayments of principal under our loan agreements and $7.3 million in dividends paid to shareholders.   Financing activities provided $150.9 million during 2010, as the Company entered into a new financing in conjunction with the acquisition of cable systems in July 2010, paying down a substantial portion of the company’s then-existing outstanding debt.

Indebtedness.  As of December 31, 2012, the Company’s indebtedness totaled $232.2 million, with an annualized overall weighted average interest rate of approximately 2.99%.  The balance included $1.9 million fixed at 7.37% (the Fixed Term Loan Facility, described further below), and $230.0 million of the Term Loan A Facility at a variable rate (of 2.96% as of December 31, 2012)  that resets monthly based on one month LIBOR plus a base rate of 2.75% currently.  The Fixed Term Loan Facility is required to be repaid in monthly installments of approximately $235 thousand of principal, plus interest at 7.37%, through August 2013.  The Term Loan A Facility requires quarterly principal repayments of $5.75 million beginning on December 31, 2014 and continuing thereafter until the remaining expected balance of approximately $120.75 million is due at maturity on September 30, 2019.  These loans are more fully described below.

The Company’s credit agreement includes a Revolver Facility that provides for $50 million in availability for future capital expenditures and general corporate needs.  In addition, the credit agreement permits the Company to enter into one or more Incremental Term Loan Facilities in the aggregate principal amount not to exceed $100 million subject to compliance with certain covenants.  At December 31, 2012, no draw had been made under the Revolver Facility and the company had not entered into any Incremental Term Loan Facility.  When and if a draw is made, the maturity date and interest rate options would be substantially identical to the Term Loan A Facility.  If the interest rate on an Incremental Term Loan Facility is more than 0.25% greater than the rate on the existing outstanding balances, the interest rate on the existing debt would reset at the same rate as the Incremental Term Loan Facility.  Repayment provisions would be agreed to at the time of each draw under the Incremental Term Loan Facility.

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

•
a minimum equity to assets ratio, defined as consolidated total assets minus consolidated total liabilities, divided by consolidated total assets, of at least 0.30 to 1.00 from the amendment date through December 31, 2013; then at least 0.325 to 1.00 through December 31, 2014, and at least 0.35 to 1.00 thereafter, measured at each fiscal quarter end.

As of December 31, 2012, the Company was in compliance with the financial covenants in its credit agreements, and ratios at December 31, 2012 were as follows:

	Actual	Covenant Requirement
Total Leverage Ratio	2.07	3.00 or Lower
Debt Service Coverage Ratio	5.83	2.50 or Higher
Equity to Assets Ratio	36.4%	30.0% or Higher

Contractual Commitments.  The Company is obligated to make future payments under various contracts it has entered into, including amounts pursuant to its various long-term debt facilities, and non-cancelable operating lease agreements for retail space, tower space and cell sites.  Expected future minimum contractual cash obligations for the next five years and in the aggregate at December 31, 2012, are as follows:

Payments due by periods
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt principal (1)	$232,177	$1,977	$28,750	$46,000	$155,450
Interest on long–term debt (1)	39,085	6,972	13,191	10,723	8,199
“Pay fixed” obligations (2)	11,567	2,317	3,823	3,108	2,319
Operating leases (3)	116,793	11,648	22,818	21,838	60,489
Purchase obligations (4)	20,044	20,044	-	-	-
Total obligations	$419,666	$42,958	$68,582	$81,669	$226,457

1)	Includes principal payments and estimated interest payments on the Term Loan A Facility based upon outstanding balances and rates in effect at December 31, 2012.
2)	Represents the maximum interest payments we are obligated to make under our derivative agreements. Assumes no receipts from the counterparty to our derivative agreements.
3)	Amounts include payments over reasonably assured renewals. See Note 13 to the consolidated financial statements appearing elsewhere in this report for additional information.
4)	Represents open purchase orders at December 31, 2012. Commitments to our primary Network Vision vendor represent $14,000 of this amount.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments.  The Company spent $89.1 million on capital projects in 2012, up from $74.7 million spent in 2011 and $55.9 million spent in 2010.  The Company incurred significant capital spending in 2012 to upgrade its PCS network as part of Sprint Nextel’s Network Vision upgrade project, and in 2011 to keep pace with rising demand for data in our Wireless network. Network vision related spending will continue at comparable levels in 2013.  Spending on upgrades to the acquired cable systems occurred in all three years, and will continue into 2013 with the final cable upgrades.  The Company also continued capital spending to expand and upgrade its fiber network and other on-going projects.

Capital expenditures budgeted for 2013 total $125.2 million.  The 2013 budget includes $23.1 million to complete the last acquired cable system upgrade and other continuing cable segment expenditures.  The 2013 budget includes $60.7 million to complete the replacement of every base station in our wireless network as part of Network Vision, as well as adding capacity and network coverage to our PCS network, new towers to support the expansion of PCS network coverage, and on-going spending to expand and upgrade our fiber networks and information technology capabilities.

The Company believes that cash on hand and cash flow from operations (and if necessary, borrowings available under the Company’s existing credit facilities) will provide sufficient cash to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next 12 months. Thereafter, capital expenditures will likely continue to be required to provide increased capacity to meet the Company’s expected growth in demand for its products and services. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for its products, new market developments and opportunities and general economic opportunities.

The Company’s cash flows from operations could be adversely affected by events outside the Company’s control, including, without limitation, changes in overall economic conditions, regulatory requirements, changes in technologies, availability of labor resources and capital, changes in the Company’s relationship with Sprint Nextel, and other conditions.  The Wireless segment's operations are dependent upon Sprint Nextel’s ability to execute certain functions such as billing, customer care, and collections; the subsidiary’s ability to develop and implement successful marketing programs, and the subsidiary’s ability to effectively and economically manage other operating activities under the Company's agreements with Sprint Nextel.   The Company's ability to continue to attract and maintain a sufficient customer base, particularly in the cable markets, is also critical to the Company’s ability to maintain a positive cash flow from operations.  The foregoing events individually or collectively could affect the Company’s results.

Recently Issued Accounting Standards

As of December 31, 2012, there were no recently issued but not yet effective accounting pronouncements that would have a significant impact on the Company’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of December 31, 2012, the Company had $230.0 million of variable rate debt outstanding, bearing interest at a rate of 2.96% as determined on a monthly basis. An increase in market interest rates of 1.00% would add approximately $2.3 million to annual interest expense.  An additional $1.9 million of the Company’s outstanding debt has a fixed rate of 7.37% through maturity in August 2013; the remaining $0.3 million of outstanding debt bears no interest.  Due to the relatively short time frame to maturity of the fixed rate debt, market value approximates carrying value of the fixed rate debt.  The Company entered into two swap agreements that, through the maturity of the first swap agreement on August 31, 2013, cover notional principal equal to nearly all of the outstanding variable rate debt to pay a blended fixed rate of just over 1.00% and receive a variable rate based on one month LIBOR; subsequently, the second swap agreement covers notional principal equal to approximately 76% of the outstanding variable rate debt through maturity in 2019, requiring the Company to pay a fixed rate of 1.13% and receive a variable rate based on one month LIBOR, to manage a portion of its interest rate risk.

The second component of interest rate risk consists of temporary excess cash, which can be invested in various short-term investment vehicles such as overnight repurchase agreements and Treasury bills with a maturity of less than 90 days.  The cash is currently invested in a combination of a commercial checking account that has limited interest rate risk and a treasury bill which matured at par of $20 million on January 24, 2013.  Management continues to evaluate the most beneficial use of these funds.

The third component of interest rate risk is marked increases in interest rates that may adversely affect the rate at which the Company may borrow funds for growth in the future.  If the Company should borrow additional funds under any Incremental Term Loan Facility to fund its capital investment needs, repayment provisions would be agreed to at the time of each draw under the Incremental Term Loan Facility  If the interest rate margin on any draw exceeds by more than 0.25% the applicable interest rate margin on the Term Loan A Facility, the applicable interest rate margin on the Term Loan A Facility shall be increased to equal the interest rate margin on the Incremental Term Loan Facility.  If interest rates increase generally, or if the rate applied under the Company’s Incremental Term Loan Facility causes the Company’s outstanding debt to be repriced, the Company’s future interest costs could increase.

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

As of December 31, 2012, the Company has $6.1 million of cost and equity method investments.  Approximately $2.1 million was invested in privately held companies directly or through investments with portfolio managers.  Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-2 through F-34.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2012. Based on this, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our chief executive officer and our chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s evaluation under the COSO framework of our internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

KPMG LLP, an independent registered public accounting firm, which audited the Company’s consolidated financial statements included in this Annual Report, has issued a report on the effectiveness of the Company’s internal control over financial reporting, which is included in Item 8 of this Annual Report.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers” in Part 1, Item 1 of this report for information about our executive officers, which is incorporated by reference in this Item 10.  Other information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement for its 2013 Annual Meeting of Shareholders, referred to as the “2013 proxy statement,” which we will file with the SEC on or before 120 days after our 2012 fiscal year end, and which appears in the 2013 proxy statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”.

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

Information required by this Item 11 is incorporated herein by reference to the 2013 proxy statement, including the information in the 2013 proxy statement appearing under the captions “Election of Directors-Director Compensation” and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference to the 2013 proxy statement appearing under the caption “Security Ownership.”

The Company awards stock options to its employees meeting certain eligibility requirements under a plan approved by its shareholders in 2005.  Outstanding options and the number of shares available for future issuance as of December 31, 2012 were as follows:

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

2005 stock option plan	494,688	$17.82	608,106

Since 2007, under the terms of the 2005 stock option plan, the Company has awarded 337,206 shares and share units to employees and directors in various grants in 2007, 2010, 2011, and 2012.  As of December 31, 2012, 213,354 shares and share units were outstanding, and 45,045 shares and share units vested and were distributed during 2012.  These shares and share units have been deducted from the number of securities remaining available for future issuance in the table above.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the 2013 proxy statement, including the information in the 2013 proxy statement appearing under the caption “Executive Compensation-Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the 2013 proxy statement, including the information in the 2013 proxy statement appearing under the caption “Shareholder Ratification of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-34 of this report and are incorporated by reference in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2012

Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2012

Consolidated Statements of Cash Flows for the three years ended December 31, 2012

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

Exhibits Index

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Shenandoah Telecommunications Company filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2007.

3.2	Amended and Restated Bylaws of Shenandoah Telecommunications Company, effective September 17, 2012, filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated September 18, 2012.

4.1	Rights Agreement, dated as of February 8, 2008 between the Company and American Stock Transfer & Trust Company filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated January 25, 2008.

4.2	Specimen representing the Common Stock, no par value, of Shenandoah Telecommunications Company, filed as Exhibit 4.3 to the Company’s Report on Form 10-K for the year ended December 31, 2007.

10.1	Shenandoah Telecommunications Company Stock Incentive Plan filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-21733).

10.2	Shenandoah Telecommunications Company Dividend Reinvestment Plan filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3D (No. 333-74297).

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

10.17	Description of the Shenandoah Telecommunications Company Incentive Plan filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K dated January 21, 2005.

10.18	Description of Compensation of Non-Employee Directors. Filed as Exhibit 10.26 to the Company’s Current Report on Form 8-K dated May 4, 2005.

10.19	Description of Management Compensatory Plans and Arrangements. Filed as Exhibit 10.27 to the Company’s current report on Form 8-K dated April 20, 2005.

10.20	2005 Stock Incentive Plan filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-127342).

10.21	Form of Incentive Stock Option Agreement under the 2005 Stock Incentive Plan filed as Exhibit 10.29 to the Company’s Report on Form 10-K for the year ended December 31, 2005.

10.22
Addendum VII dated March 13, 2007 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., Wireless Co., L.P., APC PCS, LLC, Phillieco, L.P., and Shenandoah Personal Communications Company, filed as Exhibit 10.31 to the Company’s Report on Form 10-K for the year ended December 31, 2006.

10.23
Settlement Agreement and Mutual Release dated March 13, 2007 by and among Sprint Nextel Corporation, Sprint Spectrum L.P., Wireless Co., L.P., Sprint Communications Company L.P., APC PCS, LLC, Phillieco, L.P., and Shenandoah Personal Communications Company and Shenandoah Telecommunications, filed as Exhibit 10.32 to the Company’s Report on Form 10-K for the year ended December 31, 2006.

10.24	Form of Performance Share Award to Executives filed as Exhibit 10.33 to the Company’s Current Report on Form 8-K dated September 20, 2007.

10.25	Addendum VIII to the Sprint Management Agreement dated November 19, 2007, filed as Exhibit 10.36 to the Company’s Current Report on Form 8-K dated November 20, 2007.

10.26
Asset Purchase Agreement dated August 6, 2008, between Rapid Communications, LLC, Rapid Acquisition Company, LLC, and Shentel Cable Company, filed as Exhibit 10.37 to the Company’s Report on Form 10-Q for the period ended June 30, 2008.

10.27
Amendment Number 1 to the Asset Purchase Agreement dated August 6, 2008, between Rapid Communications, LLC, Rapid Acquisition Company, LLC, and Shentel Cable Company, filed as Exhibit 10.40 to the Company’s Current Report on Form 8-K dated November 7, 2008.

10.28	Addendum IX to the Sprint Management Agreement dated as of April 14, 2009, and filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K dated March 8, 2010.

10.29
Asset Purchase Agreement dated as of April 16, 2010, between JetBroadband VA, LLC, Helicon Cable Communications, LLC, JetBroadband WV, LLC, JetBroadband Holdings, LLC, Helicon Cable Holdings, LLC, Shentel Cable Company and Shenandoah Telecommunications Company, filed as Exhibit 10.43 to the Company’s Current Report on Form 8-K, dated April 16, 2010.

10.30
Addendum X dated March 15, 2010 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.44 to the Company’s Current Report on Form 10-Q, dated May 7, 2010.

10.31
Addendum XI dated July 7, 2010 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.45 to the Company’s Current Report on Form 8-K dated July 8, 2010.

10.32
Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.46 to the Company’s Current Report on Form 8-K dated July 30, 2010.

10.33
Second Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.47 to the Company’s Current Report on Form 8-K dated April 29, 2011.

10.34
Third Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q dated August 8, 2011.

10.35
Letter Agreement modifying section 10.2.7.2 of Addendum X dated March 15, 2010 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q dated August 8, 2011.

10.36
Fourth Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q dated August 8, 2011.

10.37
Addendum XII dated February 1, 2012 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.51 to the Company’s Current Report on Form 8-K dated February 2, 2012.

10.38
Fifth Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.52 to the Company’s Current Report on Form 8-K dated February 2, 2012.

10.39
Addendum XIII dated September 14, 2012 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications, LLC, filed as Exhibit 10.53 to the Company’s Current Report on Form 8-K dated September 17, 2012.

10.40
Consent and Agreement dated September 14, 2012 related to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications, LLC, filed as Exhibit 10.54 to the Company’s Current Report on Form 8-K dated September 17, 2012.

10.41
Amended and Restated Credit Agreement dated as of September 14, 2012, among Shenandoah Telecommunications Company, CoBank, ACB, and other Lenders, filed as Exhibit 10.55 to the Company’s Current Report on Form 8-K dated September 17, 2012.

*10.42
Addendum XIV dated as of November 19, 2012, to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications, LLC.

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

SHENANDOAH TELECOMMUNICATIONS COMPANY

March 5, 2013	/S/ CHRISTOPHER E. FRENCH
Christopher E. French, President
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/CHRISTOPHER E. FRENCH	President & Chief Executive Officer,
March 5, 2013	Director (Principal Executive Officer)
Christopher E. French

/s/ADELE M. SKOLITS	Vice President – Finance and Chief Financial Officer
Adele M. Skolits	(Principal Financial Officer and
March 5, 2013	Principal Accounting Officer)

/s/DOUGLAS C. ARTHUR	Director
March 5, 2013
Douglas C. Arthur

/s/KEN L. BURCH	Director
March 5, 2013
Ken L. Burch

/s/TRACY FITZSIMMONS	Director
March 5, 2013
Tracy Fitzsimmons

/s/JOHN W. FLORA	Director
March 5, 2013
John W. Flora

/s/ RICHARD L. KOONTZ, JR.	Director
March 5, 2013
Richard L. Koontz, Jr.

/s/DALE S. LAM	Director
March 5, 2013
Dale S. Lam

/s/ JONELLE ST. JOHN	Director
March 5, 2013
Jonelle St. John

/s/JAMES E. ZERKEL II	Director
March 5, 2013
James E. Zerkel II

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

 Index to the Consolidated 2012 Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F-2 and F-3

Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Balance Sheets	F-4 and F-5
Consolidated Statements of Income and Comprehensive Income	F-6
Consolidated Statements of Shareholders’ Equity	F-7 and F-8
Consolidated Statements of Cash Flows	F-9 and F-10
Notes to Consolidated Financial Statements	F-11 through F-34

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Shenandoah Telecommunications Company:

We have audited Shenandoah Telecommunications Company’s (the Company’s) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 5, 2013 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

Richmond, Virginia
March 5, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Shenandoah Telecommunications Company:

We have audited the accompanying consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shenandoah Telecommunications Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP

Richmond, Virginia
March 5, 2013

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
in thousands

ASSETS	2012	2011

Current Assets
Cash and cash equivalents	$71,086	$15,874
Accounts receivable, net	25,274	21,483
Income taxes receivable	4,705	12,495
Materials and supplies	9,789	7,469
Prepaid expenses and other	4,546	3,844
Assets held for sale	203	2,797
Deferred income taxes	832	502
Total current assets	116,435	64,464
Investments, including $2,064 and $2,160 carried at fair value	8,214	8,305

Property, plant and equipment, net	365,474	310,754

Other Assets
Intangible assets, net	74,932	81,346
Cost in excess of net assets of businesses acquired	10	10,962
Deferred charges and other assets, net	5,675	4,148
Other assets, net	80,617	96,456
Total assets	$570,740	$479,979

See accompanying notes to consolidated financial statements.

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
in thousands

LIABILITIES AND SHAREHOLDERS’ EQUITY	2012	2011

Current Liabilities
Current maturities of long-term debt	$1,977	$21,913
Accounts payable	31,729	11,708
Advanced billings and customer deposits	11,190	10,647
Accrued compensation	2,671	2,094
Liabilities held for sale	-	267
Accrued liabilities and other	10,573	8,950
Total current liabilities	58,140	55,579

Long-term debt, less current maturities	230,200	158,662

Other Long-Term Liabilities
Deferred income taxes	57,896	51,675
Deferred lease payable	4,903	4,174
Asset retirement obligations	5,896	7,610
Other liabilities	5,857	4,620
Total other liabilities	74,552	68,079

Commitments and Contingencies

Shareholders’ Equity

Common stock, no par value, authorized 48,000 shares; issued and outstanding 23,962 shares in 2012 and 23,838 shares in 2011	24,688	22,043
Accumulated other comprehensive loss	(863)	-
Retained earnings	184,023	175,616
Total shareholders’ equity	207,848	197,659

Total liabilities and shareholders’ equity	$570,740	$479,979

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31, 2012, 2011 and 2010
in thousands, except per share amounts

	2012	2011	2010

Operating revenues	$288,075	$251,145	$195,206

Operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	117,407	106,640	74,673
Impairment charge on goodwill	10,952	-	-
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	60,646	56,445	45,572
Depreciation and amortization	64,412	55,770	42,630
Total operating expenses	253,417	218,855	162,875
Gain on sale of directory	-	-	4,000
Operating income	34,658	32,290	36,331

Other income (expense)
Interest expense	(7,850)	(8,289)	(4,716)
Gain (loss) on investments, net	858	(696)	(165)
Non-operating income, net	945	900	717

Income from continuing operations before income taxes	28,611	24,205	32,167
Income tax expense	12,008	10,667	13,393

Net income from continuing operations	16,603	13,538	18,774

Loss from discontinued operations of Converged Services, net of tax benefits of $196, $359 and $480, respectively	(300)	(545)	(699)
Net income	$16,303	$12,993	$18,075
Other comprehensive loss:
Unrealized loss on interest rate hedge, net of tax	(863)	-	-
Reclassification gain from pension plans, net of tax	-	-	2,448
Comprehensive income	$15,440	$12,993	$20,523

Income per share:
Basic and diluted net income per share:
Net income from continuing operations	$0.69	$0.57	$0.79
Loss from discontinued operations, net of income taxes	(0.01)	(0.02)	(0.03)
Net income	$0.68	$0.55	$0.76

Weighted average shares outstanding, basic	23,877	23,781	23,730

Weighted average shares outstanding, diluted	24,019	23,826	23,823

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2012, 2011 and 2010
in thousands, except per share amounts

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	23,681	$17,890	$160,230	$(2,448)	$175,672

Net income	-	-	18,075	-	18,075
Other comprehensive income	-	-	-	2,448	2,448
Dividends declared ($0.33 per share)	-	-	(7,833)	-	(7,833)
Dividends reinvested in common stock	29	520	-	-	520
Stock based compensation	-	792	-	-	792
Common stock issued through exercise of incentive stock options	57	561	-	-	561
Net excess tax benefit from stock options exercised	-	70	-	-	70

Balance, December 31, 2010	23,767	$19,833	$170,472	$-	$190,305

Net income	-	-	12,993	-	12,993
Dividends declared ($0.33 per share)	-	-	(7,849)	-	(7,849)
Dividends reinvested in common stock	51	529	-	-	529
Stock based compensation	-	1,718	-	-	1,718
Common stock issued through exercise of incentive stock options	5	37	-	-	37
Common stock issued for share awards	19	-	-	-	-
Common stock issued	1	13	-	-	13
Common stock repurchased	(5)	(92)	-	-	(92)
Net excess tax benefit from stock options exercised	-	5	-	-	5
Balance, December 31, 2011	23,838	$22,043	$175,616	$-	$197,659

See accompanying notes to consolidated financial statements.

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2012, 2011 and 2010
in thousands, except per share amounts

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Net income	-	-	16,303	-	16,303
Other comprehensive loss, net of tax	-	-	-	(863)	(863)
Dividends declared ($0.33 per share)	-	-	(7,896)	-	(7,896)
Dividends reinvested in common stock	37	493	-	-	493
Stock based compensation	-	1,842	-	-	1,842
Common stock issued through exercise of incentive stock options	55	404	-	-	404
Common stock issued for share awards	45	-	-	-	-
Common stock issued	1	10	-	-	10
Common stock repurchased	(13)	(143)	-	-	(143)
Net excess tax benefit from stock options exercised	-	39	-	-	39
Balance, December 31, 2012	23,962	$24,688	$184,023	$(863)	$207,848

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012, 2011 and 2010
in thousands

	2012	2011	2010

Cash Flows from Operating Activities
Net income	$16,303	$12,993	$18,075
Adjustments to reconcile net income to net cash provided by operating activities:
Impairments on assets held for sale	-	645	1,888
Goodwill impairment	10,952	-	-
Depreciation	57,961	45,350	36,553
Amortization	6,452	10,420	6,078
Pension settlement and curtailment expense	-	-	3,964
Provision for bad debt	2,870	3,243	1,462
Stock based compensation expense	1,842	1,718	792
Excess tax benefits on stock option exercises	(106)	(5)	(70)
Deferred income taxes	6,504	15,973	4,628
Net (gain) loss on disposal of equipment	426	(1,360)	335
Gain on sale of assets	-	-	(4,000)
Realized (gain) loss on disposal of investments	(66)	27	147
Unrealized (gains) losses on investments	(191)	132	(325)
Net (gain) loss from patronage and equity
Investments	(894)	233	100
Write-off of unamortized loan fees	780	-	-
Other	1,526	257	373
Changes in assets and liabilities, exclusive of acquired businesses:
(Increase) decrease in:
Accounts receivable	(8,246)	(1,891)	(3,120)
Materials and supplies	(2,321)	(1,080)	(262)
Income taxes receivable	7,790	(9,919)	2,955
Increase (decrease) in:
Accounts payable	(4,690)	(596)	3,528
Deferred lease payable	729	416	374
Other prepaids, deferrals and accruals	(647)	4,371	1,729

Net cash provided by operating activities	$96,974	$80,927	$75,204

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012, 2011 and 2010
in thousands

	2012	2011	2010
Cash Flows From Investing Activities
Acquisition of property, plant and equipment	$(89,053)	$(74,663)	$(55,936)
Proceeds from sale of equipment	102	675	258
Proceeds from sales of assets	3,803	2,986	4,000
Cash paid to acquire prepaid subscriber rights	-	-	(6,884)
Cash paid to acquire businesses	-	-	(152,114)
Purchase of investment securities	-	(84)	(127)
Proceeds from sale of investment securities	1,227	475	62

Net cash used in investing activities	$(83,921)	$(70,611)	$(210,741)

Cash Flows From Financing Activities
Principal payments on long-term debt	$(178,397)	$(14,538)	$(28,620)
Amounts borrowed under debt agreements	230,000	-	189,800
Cash paid for debt issuance costs	(2,418)	-	(3,562)
Dividends paid, net of dividends reinvested	(7,403)	(7,320)	(7,313)
Excess tax benefits on stock option exercises	106	5	70
Repurchases of stock	(143)	(92)	-
Proceeds from exercise of incentive stock options	414	50	561

Net cash provided by (used in) financing activities	$42,159	$(21,895)	$150,936

Net increase (decrease) in cash and cash equivalents	$55,212	$(11,579)	$15,399

Cash and cash equivalents:
Beginning	15,874	27,453	12,054
Ending	$71,086	$15,874	$27,453

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest, net of capitalized interest of $486 in 2012, $215 in 2011, and $488 in 2010	$6,598	$7,076	$3,991
Income taxes paid (refunded), net	$(2,482)	$4,248	$5,657

During 2012 and 2011, the Company traded in certain PCS equipment and received credits of $20,307 and $2,923, respectively, against the purchase price of new equipment.  The increase in accounts payable for 2012 included $24,675 associated with PCS Network Vision capital expenditures.

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Description of business: Shenandoah Telecommunications Company and its subsidiaries (collectively, the “Company”) provide wireless personal communications service (“PCS”) under the Sprint brand, and telephone service, cable television, unregulated communications equipment sales and services, and Internet access under the Shentel brand.  In addition, the Company leases towers and operates and maintains an interstate fiber optic network.  Pursuant to a management agreement with Sprint Nextel and its related parties (collectively, “Sprint Nextel”), the Company is the exclusive Sprint PCS Affiliate providing wireless mobility communications network products and services on the 800 and 1900 megahertz spectrum range in the geographic area extending from Altoona, Harrisburg and York, Pennsylvania, south through Western Maryland and the panhandle of West Virginia to Harrisonburg, Virginia.  The Company is licensed to use the Sprint brand name in this territory, and operates its network under the Sprint Nextel radio spectrum license (See Note 7). The Company's other operations are located in the four-state region surrounding the Northern Shenandoah Valley of Virginia.  The Company, through its subsidiary Shentel Converged Services, provides local and long distance voice, video, and Internet services on an exclusive and non-exclusive basis to multi-dwelling unit (“MDU”) communities (primarily off-campus college student housing) throughout the southeastern United States.  The Company presents its Converged Services assets and liabilities as held for sale, and its operating results as discontinued operations (See Note 2).

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

Cash and cash equivalents:  The Company considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents.  The Company places its temporary cash investments with high credit quality financial institutions.  At times, these investments may be in excess of FDIC insurance limits.    No cash equivalents were held at December 31, 2011. Cash equivalents (comprised entirely of U. S. Treasury bills) were $20.0 million at December 31, 2012.

Accounts receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience and industry and local economic data.  The Company reviews its allowance for doubtful accounts monthly.  Past due balances meeting specific criteria are reviewed individually for collectability.  All other balances are reviewed on a pooled basis.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Accounts receivable are concentrated among customers within the Company's geographic service area and large telecommunications companies.  Changes in the allowance for doubtful accounts for trade accounts receivable for the years ended December 31, 2012, 2011 and 2010 are summarized below (in thousands):

	2012	2011	2010

Balance at beginning of year	$838	$460	$330
Bad debt expense	2,870	3,243	1,437
Losses charged to allowance	(2,854)	(3,304)	(1,569)
Recoveries added to allowance	259	439	262
Balance at end of year	$1,113	$838	$460

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

Property, plant and equipment:  Property, plant and equipment is stated at cost.  The Company capitalizes all costs associated with the purchase, deployment and installation of property, plant and equipment, including interest on major capital projects during the period of their construction.  Expenditures, including those on leased assets, which extend the useful life or increase its utility, are capitalized.  Maintenance expense is recognized when repairs are performed.  Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Depreciation and amortization is not included in the income statement line items “Cost of goods and services” or “Selling, general and administrative.”  Depreciable lives are assigned to assets based on their estimated useful lives.  Leasehold improvements are depreciated over the lesser of their useful lives or respective lease terms. The Company takes technology changes into consideration as it assigns the estimated useful lives, and monitors the remaining useful lives of asset groups to reasonably match the remaining economic life with the useful life and makes adjustments when necessary.

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

Fair value: Financial instruments presented on the consolidated balance sheets that approximate fair value include:  cash and cash equivalents, receivables, investments carried at fair value, payables, accrued liabilities, interest rate swaps and long-term debt.

The Company measures its interest rate swaps at fair value based on information provided by the counterparty and third party software, and recognizes it on the Company’s consolidated balance sheet.  Changes in the fair value of the swap acquired in 2010 are recognized in interest expense, as the Company did not designate this swap agreement as a cash flow hedge for accounting purposes.  Changes in the fair value of the swap acquired in 2012 are recognized in other comprehensive income, as this swap was designated as a cash flow hedge for accounting purposes.  The Company entered into these swaps to manage a portion of its exposure to interest rate movements by converting a portion of its long-term debt from variable to fixed rates.

Asset retirement obligations: The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from acquisition, construction, development and/or normal use of the assets.  The Company also records a corresponding asset, which is depreciated over the life of the tangible long-lived asset.  Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.  The Company records the retirement obligation on towers owned and cell site improvements where there is a legal obligation to remove the tower or cell site improvements and restore the site to its original condition, as required by certain operating leases and applicable zoning ordinances of certain jurisdictions, at the time the Company discontinues its use.  The obligations are estimated and vary based on the size of the towers.  The Company’s cost to remove the tower or cell site improvements is amortized over the life of the tower or cell site assets.  Changes in the liability for asset removal obligations for the years ended December 31, 2012, 2011 and 2010 are summarized below (in thousands):

	2012	2011	2010

Balance at beginning of year	$7,610	$6,542	$5,966
Additional liabilities accrued	1,148	556	309
Changes to prior estimates	(2,265)	-	-
Payments made	(846)	-	-
Accretion expense	249	512	267
Balance at end of year	$5,896	$7,610	$$6,542

Cost in excess of net assets of businesses acquired (goodwill) and intangible assets:  In connection with the acquisition of a business, a portion of the purchase price may be allocated to identifiable intangible assets with indefinite lives, such as franchise rights and goodwill, which is the excess of the total purchase price over the fair values of the net tangible and identifiable intangible assets.  Goodwill and intangible assets with indefinite lives are assessed annually, at November 30, for impairment and in interim periods if certain events occur indicating that the carrying value may be impaired. No impairments were required to be recorded in the years ended December 31, 2011 or 2010.  In the fourth quarter of 2012, the Company determined that goodwill in the Cable segment had become impaired, and an impairment charge of $11.0 million was recognized.  The Company determined that no impairment of Cable segment franchise rights was required for the year ended December 31, 2012.  The fair value of cable franchise rights, which is determined by a “greenfield” analysis, was determined to exceed its $64.1 million carrying value by approximately $3.4 million at December 31, 2012, down from $6.7 million of excess fair value at December 31, 2011.  Goodwill is allocated to the reporting segment responsible for the acquisition that gave rise to the goodwill.

The following table presents the goodwill balance allocated by segment and changes in the balances for the years ended

December 31, 2012 and 2011 (in thousands):

	CATV Segment	Wireline Segment	Total
Balance as of December 31, 2010	$10,952	$10	$10,962
No activity	-	-	-
Balance as of December 31, 2011	$10,952	$10	$10,962
Impairment recognized	(10,952)	-	(10,952)
Balance as of December 31, 2012	$-	$10	$10

Intangible assets consist of the following at December 31, 2012 and 2011 (in thousands):

		2012		2011
	Gross Carrying Amount	Accum -ulated Amort-i zation	Net	Gross Carrying Amount	Accum- ulated Amort- ization	Net

Intangible assets subject to amortization:
Business contracts	$2,069	$(354)	$1,715	$2,054	$(238)	$1,816
Cable franchise rights	122	(122)	-	-	-	-
Acquired subscriber base	32,325	(23,206)	9,119	32,203	(16,893)	15,310
	$34,516	$(23,682)	$10,834	$34,257	$(17,131)	$17,126

Non-amortizing intangible assets:

Cable franchise rights	$64,059	$-	$64,059	$64,181	$-	$64,181
Railroad crossing rights	39	-	39	39	-	39
	$64,098	$-	$64,098	$64,220	$-	$64,220
Total intangibles	$98,614	$(23,682)	$74,932	$98,477	$(17,131)	$81,346

For the years ended December 31, 2012, 2011 and 2010, amortization expense related to intangible assets was approximately $6.5 million, $10.4 million and $6.1 million, respectively.  The 2011 increase reflects the full year impact of the 2010 acquisitions of cable subscriber base intangibles and the PCS prepaid subscriber acquisition asset, both acquired in July 2010.  As these assets are amortized on an accelerated basis, amortization declines rapidly after the initial year.  During 2012, the Company determined that, beginning in early 2013, it would not continue to provide service under two franchises acquired in 2010, and the Company reclassified and began amortizing the franchise rights associated with these markets over the expected remaining period during which services would be provided.

Aggregate amortization expense for intangible assets for the periods shown is expected to be as follows:

Year Ending December 31,	Amount
(in thousands)
2013	$4,139
2014	2,566
2015	1,411
2016	943
2017	514

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

Neither the rabbi trust nor the defined contribution 401(k) directly holds Company stock in the plan’s portfolio.

Income taxes:  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company evaluates the recoverability of tax assets generated on a state-by-state basis from net operating losses apportioned to that state.  Management uses a more likely than not threshold to make that determination and has concluded that at December 31, 2012 and 2011, a valuation allowance against certain deferred tax assets is necessary, as discussed in Note 6.

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

Under the Sprint Nextel Management Agreement, postpaid wireless service revenues are reported net of an 8% Management Fee and, since its imposition effective January 1, 2007, an 8.8% Net Service Fee retained by Sprint Nextel.  The Net Service Fee increased to 12% effective June 1, 2010, and the maximum Net Service Fee will increase to 14% effective July 1, 2013.  Prepaid wireless service revenues are reported net of a 6% Management Fee retained by Sprint Nextel.  See Note 7 for additional information about the Management Fee and Net Service Fee.

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

Earnings per share:  Basic net income per share was computed on the weighted average number of shares outstanding.  Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options.  Of 661 thousand, 503 thousand, and 435 thousand shares and options outstanding at December 31, 2012, 2011 and 2010, respectively, 343 thousand, 352 thousand and 265 thousand were anti-dilutive, respectively.  These options have been excluded from the computation of diluted earnings per share shown below.  There were no adjustments to net income in the computation of diluted earnings per share for any of the years presented.

The following tables show the computation of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010

Basic income per share	(in thousands, except per share amounts)
Net income	$16,303	$12,993	$18,075
Weighted average shares outstanding	23,877	23,781	23,730
Basic income per share	$0.68	$0.55	$0.76

Effect of stock options outstanding:
Weighted average shares outstanding	23,877	23,781	23,730
Assumed exercise, at the strike price at the beginning of year	343	231	118
Assumed repurchase of shares under treasury stock method	(201)	(186)	(25
Diluted weighted average shares	24,019	23,826	23,823
Diluted income per share	$0.68	$0.55	$0.76

Recently Issued Accounting Standards:

As of December 31, 2012, there were no recently issued but not yet effective accounting pronouncements that would have a material impact on the Company’s financial statements.

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

Assets and liabilities held for sale consisted of the following (in thousands):

	December 31,
	2012	2011
Assets:
Property, plant and equipment, net	$203	$2,424
Other assets	-	373
Assets held for sale	$203	$2,797

Liabilities:
Other liabilities	$-	$267

 Discontinued operations included the following amounts of operating revenue and loss before income taxes:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)

Operating revenues	$1,091	$10,516	$12,929
Loss before income taxes	$(496)	$(904)	$(1,179)

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

During the fourth quarter of 2011, the Company sold service contracts and related equipment for $4.0 million, of which $2.2 million was in escrow at December 31, 2011.  During 2012, the Company sold service contracts and assets for cash and receivables totaling approximately $1.9 million in cash and receivables, and collected $2.3 million of receivables.  Approximately $0.1 million of receivables remain to be collected from these sales and, as of December 31, 2012, the Company was in the process of finalizing the dispositions of the remaining five properties for an expected aggregate of $0.2 million in cash.

Note 3.  Investments

The Company has three classifications of investments: investments carried at fair value, investments carried at cost, and equity method investments.  See Note 1 for definitions of each classification of investment.

At December 31, 2012 and 2011, investments carried at fair value consisted of:

	2012	2011
	(in thousands)
Cash management trust	$-	$197
Taxable bond funds	728	96
Domestic equity funds	1,265	1,232
International equity funds	71	635
	$2,064	$2,160

Investments carried at fair value were acquired under a rabbi trust arrangement related to the Company’s SERP.  The Company purchases investments in the trust to mirror the investment elections of participants in the SERP; gains and losses on the investments in the trust are reflected as increases or decreases in the liability owed to the participants.  The Company recorded unrealized gains of $191 thousand during 2012, unrealized losses of $132 thousand during 2011 and unrealized gains of $187 thousand during 2010. Sales of investments resulted in the recognition of $66 thousand of realized gains in 2012, and $27 thousand and $8 thousand of realized losses in 2011 and 2010, respectively.  Fair values for these investments are determined by quoted market prices (“level 1 fair values”) for the underlying mutual funds, which may be based upon net asset value.

At December 31, 2012 and 2011, other investments, comprised of equity securities which do not have readily determinable fair values, consist of the following:

	2012	2011
Cost method:	(in thousands)
NECA Services, Inc.	$505	$505
CoBank	2,968	2,747
Other	251	255
	3,724	3,507
Equity method:
Burton Partnership	2,086	1,708
Other	340	930
	2,426	2,638
Total other investments	$6,150	$6,145

The Company’s investment in CoBank increased $221 thousand and $190 thousand in the years ended December 31, 2012 and 2011, respectively, due to the ongoing patronage earned from the outstanding investment and loan balances the Company has with CoBank.

 In the year ended December 31, 2012, the Company received distributions from its equity investments totaling $812 thousand in cash, principally due to the sale of the Company’s investment in the Dolphin Communications I and II funds for $752 thousand.  Equity investments had a net gain of $600 thousand in the year ended December 31, 2012, including $379 thousand from the Burton Partnership and $151 thousand from the Dolphin investments.

The Company’s ownership interests in equity method investees were unchanged during 2012, except for the disposal of the Dolphin investments.

Note 4.  Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2012 and 2011:

	Estimated Useful Lives	2012	2011
		(in thousands)
Land		$3,345	$3,087
Buildings and structures	10 – 40 years	75,664	71,934
Cable and wire	4 – 40 years	175,833	155,884
Equipment and software	2 – 16.7 years	331,374	305,362
Plant in service		$586,216	$536,267
Plant under construction		25,469	12,389
Total property, plant and equipment		611,685	548,656
Less accumulated amortization and depreciation		246,211	237,902
Property, plant and equipment, net		$365,474	$310,754

The Company traded in certain base station PCS equipment for 4G LTE base station equipment in 2012, and in 2011, traded in certain base station PCS equipment for equipment with additional capacity, and received credits of $20.3 million and $2.9 million, respectively, against the fair value purchase price of the new equipment.  The Company recognized gains of $1.8 million in 2011 for the difference between the book value of the equipment traded in and the trade-in credit received.  For 2012, the Company adjusted depreciation on equipment to be traded in so that the net book value at trade in approximated the credit to be received.

Note 5.  Long-Term Debt and Revolving Lines of Credit

Total debt consists of the following at December 31, 2012 and 2011:

		Interest Rate	2012	2011
			(in thousands)
CoBank (term loan)	Fixed	7.37%	$1,876	$4,524
CoBank Term Loan A	Variable	2.96%	230,000	175,565
Other debt		Various	301	486
			232,177	180,575
Current maturities			1,977	21,913
Total long-term debt			$230,200	$158,662

As of December 31, 2012, the Company’s indebtedness totaled $232.2 million, with an annualized overall weighted average interest rate of approximately 2.99%.  The balance included $1.9 million fixed at 7.37% (the Fixed Term Loan Facility, described further below), and $230.0 million of the Term Loan A Facility at a variable rate (2.96%  as of December 31, 2012) that resets monthly based on one month LIBOR plus a base rate of 2.75% currently.

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

The Amended and Restated Credit Agreement provides for three facilities, a Term Loan Facility, a Revolver Facility, and an Incremental Term Loan Facility.  The Term Loan Facility has two parts, the Fixed Term Loan Facility of approximately $1.9 million in aggregate principal amount, and the Term Loan A Facility of $230 million in aggregate principal amount.  The Fixed Term Loan Facility is required to be repaid in monthly installments of approximately $235 thousand of principal, plus interest at 7.37%, through August 2013.  The Term Loan A Facility requires quarterly principal repayments of $5.75 million beginning on December 31, 2014, with the remaining expected balance of approximately $120.75 million due at maturity on September 30, 2019.  After an initial stub period, the Term Loan A Facility is expected to bear interest at 30-day LIBOR, currently 0.21%, plus a spread determined by the Company’s Total Leverage Ratio, initially 2.75%; the Company may elect to use other rates as the base, but does not currently expect to do so.

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

The Amended and Restated Credit Agreement requires the Company to obtain interest rate protection within 90 days of the amendment date for at least 33% of the aggregate principal balance of the Term Loan A then outstanding, for not less than three years after such date.  In September, 2012, the Company entered into a pay fixed, receive variable interest rate swap (the 2012 swap) agreement covering approximately 76% of the outstanding principal of the Term Loan A balance through its maturity. The 2012 swap effectively fixes the rate on this portion of the debt at 3.88%.  The Company has applied hedge accounting to this swap agreement.  The Company also has an existing pay fixed, receive variable interest rate swap agreement (the 2010 swap). This agreement was executed in 2010 and expires in July 2013.  As of the amendment date, it covered the remaining approximately 25% of the outstanding principal balance, and effectively fixed the rate on this portion of the debt at 4.00%. The principal covered by this swap will decline quarterly until it expires.  The Company did not elect to apply hedge accounting to the 2010 swap.

During 2012, the Company wrote-off approximately $0.8 million, pre-tax, of existing unamortized transaction costs as a result of replacing certain lenders from the original credit agreement.

As of December 31, 2012, the Company was in compliance with the financial covenants in its credit agreements.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2012 are as follows:

Year	Amount
(in thousands)
2013	$1,977
2014	5,750
2015	23,000
2016	23,000
2017	23,000
Later years	155,450
$232,177

The estimated fair value of fixed rate debt instruments as of December 31, 2012 and December 31, 2011 was approximately equal to its carrying value at each date, given the short term to maturity.  The estimated fair value of the variable rate debt approximates its carrying value.  The fair value of the Company’s interest rate swaps was a liability of $1.7 million and $452 thousand at December 31, 2012 and December 31, 2011, respectively.

The Company receives patronage credits from CoBank and certain of its affiliated Farm Credit institutions, which are not reflected in the stated rates shown above.  Patronage credits are a distribution of profits of CoBank as approved by its Board of Directors.  During both the first quarters of 2012 and 2011, the Company received patronage credits of approximately 100 basis points on its outstanding CoBank debt balance (approximately 40% of the then outstanding balance). The Company accrued 100 basis points in the year ended December 31, 2012, in anticipation of the early 2013 distribution of the credits by CoBank.  Patronage credits are typically paid 65% in cash, with the balance paid in shares of CoBank stock.

Note 6.  Income Taxes

Total income taxes for the years ended December 31, 2012, 2011 and 2010 were allocated as follows:

	2012	2011	2010
	(in thousands)
Income tax expense on continuing operations	$12,008	$10,667	$13,393
Income tax benefit on discontinued operations	(196)	(359)	(480)
Shareholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(106)	(5)	(70)
Other comprehensive income for changes in unrecognized actuarial losses on pensions	-	-	1,549
Other comprehensive income for changes in cash flow hedge	(574)
	$11,132	$10,303	$14,392

The Company and its subsidiaries file income tax returns in several jurisdictions.  The provision for the federal and state income taxes attributable to income from continuing operations consists of the following components:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Current expense (benefit)
Federal taxes	$3,741	$(8,539)	$6,240
State taxes	1,868	3,233	2,535
Total current provision (benefit)	5,609	(5,306)	8,775
Deferred expense (benefit)
Federal taxes	5,618	15,749	3,991
State taxes	781	224	627
Total deferred provision	6,399	15,973	4,618
Income tax expense on continuing operations	$12,008	$10,667	$13,393

A reconciliation of income taxes determined by applying the federal and state tax rates to income from continuing operations is as follows for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Computed “expected” tax expense (35%)	$10,014	$8,472	$11,258
State income taxes, net of federal tax effect	1,722	2,247	2,055
Other, net	272	(52)	80
Income tax expense on continuing operations	$12,008	$10,667	$13,393

The effective tax rates vary among the years presented primarily due to state income taxes.  Changes in the mix of income and/or losses among the company’s subsidiaries, which file separate state returns for various states, result in variations in the effective rates.  The Company executed a legal entity restructuring during the year ended December 31, 2012 that reduced the effective tax rate from the prior year.

Net deferred tax assets and liabilities consist of the following at December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Deferred tax assets:
Lease obligations	$1,374	$1,168
Deferred activation charges	105	64
Allowance for doubtful accounts	441	320
Inventory reserves	244	80
State net operating loss carry-forwards, net of federal tax	782	590
Accrued pension costs	879	902
Loss on investments, net	438	783
Accrued compensation costs	996	697
Asset retirement obligations	2,356	3,131
Intangible assets	7,966	6,309
Goodwill	4,091	198
Deferred revenues	1,401	-
Other, net	549	256
Total gross deferred tax assets	21,622	14,498
Less valuation allowance	(538)	(518)
Net deferred tax assets	21,084	13,980

Deferred tax liabilities:
Plant and equipment	$72,747	62,719
Franchise rights	4,211	2,381
Section 481a deferred revenues	737	-
Deferred financing costs	453	-
Deferred activation charges	-	53
Total gross deferred tax liabilities	78,148	65,153
Net deferred tax liabilities	$57,064	$$51,173

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it more likely than not that the state net operating loss carry-forwards from its Converged Services segment will not be realized.  Due to losses in Shentel Converged Services, the valuation allowance has been increased by $20 thousand during 2012, bringing the total valuation allowance to $538 thousand at December 31, 2012.  The Company has a deferred tax asset of $782 thousand related to various state net operating losses, $244 thousand net of the valuation allowance.

As of December 31, 2012 and 2011, the Company had no unrecognized tax benefits.  It is the Company’s policy to record interest and penalties related to unrecognized tax benefits in income before taxes.

The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2009 are no longer subject to examination.  The Company is under audit in the state of Maryland for the 2007, 2008 and 2009 tax years.  The Company is under audit in the state of Pennsylvania for the 2009 tax year.  No other state or federal income tax audits were in process as of December 31, 2012.

Note 7.  Significant Contractual Relationship

In 1999, the Company executed a Management Agreement (the “Agreement”) with Sprint Nextel whereby the Company committed to construct and operate a PCS network using CDMA air interface technology.  Under the Agreement, the Company was the exclusive PCS Affiliate of Sprint Nextel providing wireless mobility communications network products and services on the 1900 MHz band in its territory which extends from Altoona, York and Harrisburg, Pennsylvania, and south along the Interstate 81 corridor through Western Maryland, the panhandle of West Virginia, to Harrisonburg, Virginia.  The Company is authorized to use the Sprint brand in its territory, and operate its network under Sprint Nextel radio spectrum licenses.  As an exclusive PCS Affiliate of Sprint Nextel, the Company has the exclusive right to build, own and maintain its portion of Sprint Nextel’s nationwide PCS network, in the aforementioned areas, to Sprint Nextel's specifications.  The initial term of the Agreement was for 20 years and was automatically renewable for three 10-year options, unless terminated by either party under provisions outlined in the Agreement.  The Agreement has been amended numerous times, most recently during 2012.  Upon non-renewal by either party, the Company has either the right or the obligation to sell the business at 80% of “Entire Business Value” (“EBV”) as defined in the Agreement.  EBV is defined as i) the fair market value of a going concern paid by a willing buyer to a willing seller; ii) valued as if the business will continue to utilize existing brands and operate under existing agreements; and, iii) valued as if Manager (Shentel)  owns the spectrum.  Determination of EBV is made by an independent appraisal process.

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

In 2007, the Company and Sprint Nextel amended the Management Agreement to simplify the method that the companies used to settle certain postpaid revenues and expenses between them.  The revenues and expenses for 2006 were used as the basis for the calculation.  For 2006, the ratio of net expense due Sprint Nextel for each net revenue dollar (net of credits and bad debt) generated by the Company’s wireless customers was 8.8%, known as the Net Service Fee.  The Net Service Fee percentage was applied to future net revenues to compensate Sprint Nextel for the net expenses due.  The amendment allowed either party to annually request a review of the Net Service Fee, with the percentage needing to change by 100 basis points or more in either direction before there would be a change in the Net Service Fee, with the maximum Net Service Fee not exceeding 12%.

In the second quarter of 2010, Sprint Nextel for the first time exercised their option to review the postpaid Net Service Fee percentage, and effective June 2010, the Net Service Fee increased to 12%, the maximum then allowed by contract.

On July 8, 2010, the Company acquired the right to receive a share of revenues from approximately 50,000 Virgin Mobile customers in our service area, and effective July 11, 2010, the Company began selling Virgin Mobile and Boost prepaid products and services in its PCS network coverage area.  Prepaid revenues received from Sprint Nextel are reported gross of expenses passed through from Sprint Nextel.  The Company pays handset subsidies to Sprint Nextel for the difference between the selling price of handsets and their cost, in the aggregate and as a net cost.  Many of the revenue and expense components reported to us by Sprint Nextel are based on Sprint Nextel’s national averages for prepaid services, rather than being specifically determined by customers homed in our geographic service areas. In December 2012, Sprint Nextel paid the Company $11.8 million to reimburse the Company for handset subsidies and other costs per gross add that had been calculated incorrectly by Sprint Nextel from inception of the prepaid program through September 30, 2012.

The Company recognizes amortization on the $6.9 million capitalized purchase price of the acquired subscriber base for the 50,000 acquired Virgin Mobile subscribers.  The amortization of the acquired subscriber base will approximate the life of the customers acquired, gradually decreasing over the expected four year life of this asset.

On February 1, 2012, the Company signed Addendum XII to its Affiliate Agreement with Sprint Nextel that paved the way to building a 4G LTE network in the Company’s service area.  The Company is mirroring Sprint’s Network Vision architecture using Alcatel Lucent equipment.  During 2012, the Company upgraded 224 cell sites to the new technology, and all remaining sites are expected to be upgraded during 2013.

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

The Sprint Nextel agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements.  The Company was in compliance in all material respects with these requirements as of December 31, 2012.

Note 8.  Related Party Transactions

ValleyNet, an equity method investee of the Company, resells capacity on the Company’s fiber network under an operating lease agreement.  Facility lease revenue from ValleyNet was approximately $3.2 million, $3.1 million and $3.3 million in the years ended December 31, 2012, 2011 and 2010, respectively.  At December 31, 2012 and 2011, the Company had accounts receivable from ValleyNet of approximately $0.3 million and $0.2 million, respectively.  The Company's PCS operating subsidiary leases capacity through ValleyNet.  Payment for usage of these facilities was $0.8 million, $0.8 million and $0.8 million in the years ended December 31, 2012, 2011 and 2010, respectively.

Note 9.  Retirement Plans

The Company maintains a defined contribution 401(k) plan.  The Company's matching and employer discretionary contributions to the defined contribution 401(k) plan were approximately $2.4 million, $1.9 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company previously maintained a noncontributory defined benefit pension plan which was frozen as of January 31, 2007.  The Company received a favorable determination letter from the IRS in February 2010 and completed the settlement of benefits and termination of the plan in June 2010.  The Company contributed approximately $1.0 million to the plan, distributed approximately $12.2 million to participants, and recognized $3.6 million of pension expense from other comprehensive income, mostly during the second quarter of 2010.  Distributions included lump sum payments to individual participants, rollovers to other qualified plans, and purchases of non-participating annuities.

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

The Company contributed $67 thousand to the participants’ accounts under the SERP during 2010.  During the first quarter of 2012, the Company distributed $402 thousand in connection with a payout from the plan to a participant. At December 31, 2012 and 2011, the total liability due to participants in the SERP was $2.1 million and $2.2 million, respectively.

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

Note 10.  Stock Incentive Plans

The Company maintained two shareholder-approved Company Stock Incentive Plans providing for the grant of equity based incentive compensation to essentially all employees.  The 1995 Plan authorized grants of up to 1,440,000 shares of common stock over a ten-year period beginning in 1996. The term of the 1995 Plan expired in February of 2006, and the last outstanding award of options was exercised in 2012.  The 2005 Plan authorizes grants of up to 1,440,000 shares over a ten-year period beginning in 2005.  Under both Plans, grants may take the form of stock awards, awards of options to acquire stock, stock appreciation rights, and other forms of equity based compensation.  Prior to 2007, most awards were granted in the form of options to acquire stock; since 2007, both options to acquire stock and stock awards were granted.  The option price for all grants has been the current market price at the time of the grant.

Option Awards

During 2012, 2011 and 2010, the Company granted stock options to certain management employees.  These grants consisted of incentive and non-qualified stock options, vesting 25% annually on the first through fourth anniversaries of the grant date, and having a maximum ten year life.  Options granted prior to 2010 had various vesting schedules and maximum lives.

The fair values of these grants were estimated at the respective grant dates using a Black-Scholes option-pricing model with the following assumptions:

	2012	2011	2010
Dividend rate	3.05%	1.99%	1.90%
Risk-free interest rate	1.22%	2.73%	2.45%
Expected lives of options	6.25 years	6.25 years	6.25 years
Price volatility	38.80%	38.45%	39.48%

Volatility is based on the historical volatility of the price of the Company’s stock over the expected term of the options. The expected term represents the period of time that the options granted are expected to be outstanding. The risk free rate is based on the U.S. Treasury yield curve, in effect at the date the fair value of the options is calculated, with an equivalent term.

Management has made an estimate of expected forfeitures and recognizes compensation costs only for those awards expected to vest.  Compensation cost recognized in 2012, 2011 and 2010 totaled $561 thousand, $601 thousand and $501 thousand, respectively, and the income tax benefit for option-based compensation arrangements recognized in 2012, 2011 and 2010 was $129 thousand, $80 thousand and $35 thousand, respectively.

A summary of outstanding options at December 31, 2012, 2011 and 2010, and changes during the years ended on those dates, is as follows:

	Options	Weighted Average Grant Price Per Option	Fair Value Per Option

Outstanding December 31, 2009	338,482	18.79

Granted	69,222	16.50	$5.70
Cancelled	(7,381)	25.26
Exercised	(59,215)	10.10
Outstanding December 31, 2010	341,108	19.69

Granted	81,343	16.58	$5.62
Cancelled	(10,557)	21.87
Exercised	(5,000)	7.34
Outstanding December 31, 2011	406,894	$19.16

Granted	151,522	10.82	$3.02
Cancelled	(8,728)	25.26
Exercised	(55,000)	7.34
Outstanding December 31, 2012	494,688	$17.82

There were options for 494,688 shares outstanding at December 31, 2012 at a weighted average exercise price of $17.82 per share, an aggregate intrinsic value of $0.7 million and a weighted-average remaining contractual life of 6.3 years.  There were options for 173,025 shares exercisable at December 31, 2012 at a weighted average exercise price of $21.72 per share, no aggregate intrinsic value and a weighted-average remaining contractual life of 4.9 years.  The aggregate intrinsic value represents the total pretax intrinsic value of in-the-money options, based on the Company’s closing stock price of $15.31 as of December 31, 2012.

During 2012, the total fair value of options vested was $0.6 million; the total intrinsic value of options exercised was $0.6 million.  The total cash received as a result of employee stock option exercises was $0.4 million.  The tax benefit realized for this exercise was $0.1 million.

As of December 31, 2012, the total compensation cost related to non-vested options not yet recognized is $0.5 million which will be recognized over a weighted-average period of 3.6 years.

Stock Awards

In September 2007, the Company granted 68,130 performance shares to all members of the Board of Directors and essentially all employees during 2007.  Directors and senior management in the aggregate were granted 23,404 performance shares (“management shares”); all other employees in the aggregate were granted 44,726 performance shares (“employee shares”).  Management shares can vest at the fifth, sixth, seventh or eighth anniversary of the grant date if, for the thirty day period ending on the day prior to the respective anniversary date, the average closing price of a share of the Company’s common stock exceeds a defined target price.  The target price for each anniversary date is equal to the grant date market price ($20.50 per share) plus $1.64 for each year since the grant date.  Shares will vest only if the target price is achieved and the recipient has remained employed through, or reached normal retirement age before, the anniversary date that the target price is achieved on.   Employee shares could vest at the fourth, fifth or sixth anniversary of the grant date on otherwise similar terms.  No shares have vested under these awards.

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

In June 2010, the Company made grants of 34,142 non-vested shares to 16 management employees. The shares vest 25% annually.  The award was valued at the market price of the Company’s common stock on the date of grant ($16.50 per share).  The Company also made a grant of 7,272 non-vested shares to the non-employee members of the Company’s Board of Directors, valued at the market price of the Company’s common stock on the grant date ($16.50 per share).  The shares vest 33% annually.

In February 2011 and again in February 2012, the Company made grants of 54,075 and 66,384 non-vested shares to 18 and 17 management employees, respectively.  The shares vest 25% annually.  The awards were valued at the market price of the Company’s common stock on the date of grant ($16.58 and $10.82 per share, respectively).  The Company also made grants of non-vested shares to the non-employee members of the Company’s Board of Directors.  The Company granted 8,448 and 14,784 shares in 2011 and 2012, respectively, valued at the market price of the Company’s common stock on the grant date ($16.58 and $10.82 per share, respectively).  The shares vest 33% annually.

In April 2011 and again in May 2012, the Company made grants of non-vested shares to selected other employees.  The Company granted 16,184 shares, of which 8,159 were vested and distributed immediately, in April 2011, and granted 38,186 shares, of which 14,040 were vested and distributed immediately, in May 2012.  The remaining shares vest in various schedules over the next four years.  The awards were valued at the market price of the Company’s common stock on the date of grant ($18.06 and $10.51 per share in 2011 and 2012, respectively).

A summary of outstanding share grants at December 31, 2012, 2011, and 2010, and changes during the years ended on those dates, is as follows:

Shares

Outstanding December 31, 2009	55,946

Granted	41,415
Cancelled	(3,261)
Vested and issued	-
Outstanding December 31, 2010	94,100

Granted	78,707
Cancelled	(6,733)
Vested and issued	(18,931)
Outstanding December 31, 2011	147,143

Granted	119,354
Cancelled	(8,098)
Vested and issued	(45,045)
Outstanding December 31, 2012	213,354

Compensation cost recognized for share awards during 2012, 2011 and 2010, was $1.3 million, $1.1 million and $0.3 million, respectively.  The income tax benefit for share-based compensation arrangements was $0.3 million, $0.4 million, and $0.1 million for 2012, 2011 and 2010.

As of December 31, 2012, the total compensation cost related to non-vested share awards not yet recognized is $1.0 million which will be recognized over a weighted-average period of 2.0 years.

Note 11.  Major Customer

 The Company has one major customer relationship that is a significant source of revenue.  Approximately 59% of total operating revenues for the year ended December 31, 2012, 57% of total operating revenues for the year ended December 31, 2011, and 60% of total operating revenues for the year ended December 31, 2010 were generated by or through Sprint Nextel and its customers using the Company's portion of Sprint Nextel’s nationwide PCS network.  No other customer relationship generated more than 2.5% of the Company’s total operating revenues for the years ended December 31, 2012, 2011 or 2010.

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

Note 13.  Lease Commitments

The Company leases land, buildings and tower space under various non-cancelable agreements, which expire between the years 2013 and 2039 and require various minimum annual rental payments.  These leases typically include renewal options and escalation clauses. In general, tower leases have five or ten year initial terms with four renewal terms of five years each. The other leases generally contain certain renewal options for periods ranging from five to twenty years.

Future minimum lease payments under non-cancelable operating leases, including renewals that are reasonably assured at the inception of the lease, with initial variable lease terms in excess of one year as of December 31, 2012 are as follows:

Year Ending	Amount
(in thousands)
2013	$11,648
2014	11,531
2015	11,287
2016	10,899
2017	10,939
2018 and beyond	60,489
$116,793

The Company’s total rent expense was $13.1 million, $12.4 million, and $11.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As lessor, the Company has leased buildings, tower space and telecommunications equipment to other entities under various non-cancelable agreements, which require various minimum annual payments.  The total minimum rental receipts at December 31, 2012 are as follows:

Year Ending	Amount
(in thousands)
2013	$5,169
2014	4,750
2015	4,237
2016	2,405
2017	1,400
2018 and beyond	9,334
$27,295

 The Company’s total rent income was $6.1 million, $6.1 million, and $6.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Total rent income includes month-to-month leases which are excluded from the table above.

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

The Company initially entered into a pay fixed, receive variable interest rate swap of $63.3 million of notional principal in August 2010.  This interest rate swap was not designated as a cash flow hedge.  Changes in the fair value of interest rate swaps not designated as cash flow hedges are recorded in interest expense each reporting period.  The total outstanding notional amount of interest rate swaps not designated as cash flow hedges was $52.2 million as of December 31, 2012.  This swap expires in July 2013.  Changes in fair value recorded in interest expense for the years ended December 31, 2012 and 2011, were a decrease of $213 thousand and an increase of $410 thousand, respectively.

The Company entered into a pay fixed, receive variable interest rate swap of $174.6 million of notional principal in September 2012.  This interest rate swap was designated as a cash flow hedge.  The total outstanding notional amount of cash flow hedges was $174.6 million as of December 31, 2012.

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

Amounts reported in accumulated other comprehensive income related to the interest rate swaps designated and that qualify as cash flow hedges are reclassified to interest expense as interest payments are accrued on the Company’s variable-rate debt. As of December 31, 2012, the Company estimates that $1.6 million will be reclassified as an increase to interest expense during the next twelve months due to the interest rate swaps since the hedge interest rate exceeds the variable interest rate on the debt.

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheet as of December 31, 2012 and 2011 (in thousands):

	Liability Derivatives
		Fair Value as of
	Balance Sheet	December 31,	December 31,
	Location	2012	2011
Derivatives not designated as hedging instruments:
Interest rate swaps	Accrued liabilities and other	$239	$331
	Other liabilities	-	121
Total derivatives not designated as cash flow hedges		$239	$452

Derivatives designated as hedging instruments:
Interest rate swaps	Accrued liabilities and other	$1,613	$-
	Deferred charges and other assets, net	177	-
Total derivatives designated as hedging instruments		$1,436	$-

The table below presents the effect of the Company’s derivative financial instruments designated as cash flow hedges on the consolidated income statements for the year ended December 31, 2012 (in thousands):

Year Ended December 31,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2012	Interest rate swap	$(1,436)	Interest expense	$481

The fair value of interest rate swaps is determined using a pricing model with inputs that are observable in the market (level 2 fair value inputs).

Note 15.  Acquisitions

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

Selected financial data for each segment is as follows:

Year ended December 31, 2012 (In thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$162,912	$66,010	$15,021	-	-	$243,943
Other revenues	13,398	10,024	20,710	-	-	44,132
Total external revenues	176,310	76,034	35,731	-	-	288,075
Internal revenues	3,328	289	18,927	-	(22,544)	-
Total operating revenues	179,638	76,323	54,658	-	(22,544)	288,075

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	63,906	48,978	24,785	25	(20,287)	117,407
Goodwill impairment	-	10,952	-	-	-	10,952
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	30,716	22,335	6,859	2,993	(2,257)	60,646
Depreciation and amortization	31,660	23,519	9,171	62	-	64,412
Total operating expenses	126,282	105,784	40,815	3,080	(22,544)	253,417
Operating income (loss)	$53,356	$(29,461)	$13,843	$(3,080)	$-	$34,658

Year ended December 31, 2011 (In thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$137,118	$59,051	$14,428	$-	$-	$210,597
Other revenues	13,129	8,733	18,686	-	-	40,548
Total external revenues	150,247	67,784	33,114	-	-	251,145
Internal revenues	3,191	276	16,414	-	(19,881)	-
Total operating revenues	153,438	68,060	49,528	-	(19,881)	251,145

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	56,705	47,417	19,702	125	(17,309)	106,640
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	29,455	18,827	7,528	3,207	(2,572)	56,445
Depreciation and amortization	23,906	23,198	8,453	213	-	55,770
Total operating expenses	110,066	89,442	35,683	3,545	(19,881)	218,855
Operating income (loss)	$43,372	$(21,382)	$13,845	$(3,545)	$-	$32,290

Year ended December 31, 2010 (In thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$111,279	$32,527	$14,241	$-	$-	$158,047
Other revenues	13,575	4,241	19,343	-	-	37,159
Total external revenues	124,854	36,768	33,584	-	-	195,206
Internal revenues	3,034	51	13,617	-	(16,702)	-
Total operating revenues	127,888	36,819	47,201	-	(16,702)	195,206

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	44,794	26,904	17,503	226	(14,754)	74,673
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	21,558	13,858	8,845	3,259	(1,948)	45,572
Depreciation and amortization	23,187	11,314	7,883	246	-	42,630
Total operating expenses (1)	89,539	52,076	34,231	3,731	(16,702)	162,875
Gain on sale of directory	-	-	4,000			4,000
Operating income (loss)	$38,349	$(15,257)	$16,970	$(3,731)	$-	$36,331

(1)	Total operating expenses for 2010 includes $3.8 million of expense, pre-tax, resulting from the settlement of the qualified pension plan and curtailment of the SERP during the second quarter of 2010.

A reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before income taxes is as follows:

	Years Ended December 31,
(In thousands)	2012	2011	2010
Total consolidated operating income	$34,658	$32,290	$36,331
Interest expense	(7,850)	(8,289)	(4,716)
Non-operating income, net	1,803	204	552
Income from continuing operations before income taxes	$28,611	$24,205	$32,167

The Company’s assets by segment are as follows:

(In thousands)	December 31, 2012	December 31, 2011

Wireless	$179,929	$147,093
Cable	202,436	212,683
Wireline	88,776	84,456
Other (includes assets held for sale)	458,650	381,230
Combined totals	929,791	825,462
Inter-segment eliminations	(359,051)	(345,483)
Consolidated totals	$570,740	$479,979

Note 17.  Quarterly Results (unaudited)

The following table shows selected quarterly results for the Company.
(in thousands except per share data)

For the year ended December 31, 2012	First	Second	Third	Fourth	Total
Operating revenues	$68,823	$71,378	$72,876	$74,998	$288,075
Operating income	8,817	11,137	5,407	9,297	34,658
Net income from continuing operations	4,408	5,722	1,415	5,058	16,603
Net income	4,466	5,560	1,361	4,916	16,303

Net income from continuing operations per share – basic and diluted	$0.19	$0.24	$0.06	$0.21	$0.69
Net income per share – basic and diluted	0.19	0.23	0.06	0.21	0.68

For the year ended December 31, 2011	First	Second	Third	Fourth	Total
Operating revenues	$60,428	$61,555	$62,657	$66,505	$251,145
Operating income	7,091	7,994	9,170	8,035	32,290
Net income from continuing operations	3,060	3,038	3,615	3,825	13,538
Net income (loss)	3,027	2,992	3,002	3,972	12,993

Net income from continuing operations per share – basic and diluted	$0.13	$0.13	$0.15	$0.16	$0.57
Net income per share – basic and diluted	0.13	0.13	0.13	0.16	0.55

Exhibits Index

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Shenandoah Telecommunications Company filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2007.

3.2	Amended and Restated Bylaws of Shenandoah Telecommunications Company, effective September 17, 2012, filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated September 18, 2012.

4.1	Rights Agreement, dated as of February 8, 2008 between the Company and American Stock Transfer & Trust Company filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated January 25, 2008.

4.2	Specimen representing the Common Stock, no par value, of Shenandoah Telecommunications Company, filed as Exhibit 4.3 to the Company’s Report on Form 10-K for the year ended December 31, 2007.

10.1	Shenandoah Telecommunications Company Stock Incentive Plan filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-21733).

10.2	Shenandoah Telecommunications Company Dividend Reinvestment Plan filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3D (No. 333-74297).

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

10.17	Description of the Shenandoah Telecommunications Company Incentive Plan filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K dated January 21, 2005.

10.18	Description of Compensation of Non-Employee Directors. Filed as Exhibit 10.26 to the Company’s Current Report on Form 8-K dated May 4, 2005.

10.19	Description of Management Compensatory Plans and Arrangements. Filed as Exhibit 10.27 to the Company’s current report on Form 8-K dated April 20, 2005.

10.20	2005 Stock Incentive Plan filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-127342).

10.21	Form of Incentive Stock Option Agreement under the 2005 Stock Incentive Plan filed as Exhibit 10.29 to the Company’s Report on Form 10-K for the year ended December 31, 2005.

10.22
Addendum VII dated March 13, 2007 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., Wireless Co., L.P., APC PCS, LLC, Phillieco, L.P., and Shenandoah Personal Communications Company, filed as Exhibit 10.31 to the Company’s Report on Form 10-K for the year ended December 31, 2006.

10.23
Settlement Agreement and Mutual Release dated March 13, 2007 by and among Sprint Nextel Corporation, Sprint Spectrum L.P., Wireless Co., L.P., Sprint Communications Company L.P., APC PCS, LLC, Phillieco, L.P., and Shenandoah Personal Communications Company and Shenandoah Telecommunications, filed as Exhibit 10.32 to the Company’s Report on Form 10-K for the year ended December 31, 2006.

10.24	Form of Performance Share Award to Executives filed as Exhibit 10.33 to the Company’s Current Report on Form 8-K dated September 20, 2007.

10.25	Addendum VIII to the Sprint Management Agreement dated November 19, 2007, filed as Exhibit 10.36 to the Company’s Current Report on Form 8-K dated November 20, 2007.

10.26
Asset Purchase Agreement dated August 6, 2008, between Rapid Communications, LLC, Rapid Acquisition Company, LLC, and Shentel Cable Company, filed as Exhibit 10.37 to the Company’s Report on Form 10-Q for the period ended June 30, 2008.

10.27
Amendment Number 1 to the Asset Purchase Agreement dated August 6, 2008, between Rapid Communications, LLC, Rapid Acquisition Company, LLC, and Shentel Cable Company, filed as Exhibit 10.40 to the Company’s Current Report on Form 8-K dated November 7, 2008.

10.28	Addendum IX to the Sprint Management Agreement dated as of April 14, 2009, and filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K dated March 8, 2010.

10.29
Asset Purchase Agreement dated as of April 16, 2010, between JetBroadband VA, LLC, Helicon Cable Communications, LLC, JetBroadband WV, LLC, JetBroadband Holdings, LLC, Helicon Cable Holdings, LLC, Shentel Cable Company and Shenandoah Telecommunications Company, filed as Exhibit 10.43 to the Company’s Current Report on Form 8-K, dated April 16, 2010.

10.30
Addendum X dated March 15, 2010 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.44 to the Company’s Current Report on Form 10-Q, dated May 7, 2010.

10.31
Addendum XI dated July 7, 2010 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.45 to the Company’s Current Report on Form 8-K dated July 8, 2010.

10.32
Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.46 to the Company’s Current Report on Form 8-K dated July 30, 2010.

10.33
Second Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.47 to the Company’s Current Report on Form 8-K dated April 29, 2011.

10.34
Third Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q dated August 8, 2011.

10.35
Letter Agreement modifying section 10.2.7.2 of Addendum X dated March 15, 2010 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q dated August 8, 2011.

10.36
Fourth Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q dated August 8, 2011.

10.37
Addendum XII dated February 1, 2012 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.51 to the Company’s Current Report on Form 8-K dated February 2, 2012.

10.38
Fifth Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.52 to the Company’s Current Report on Form 8-K dated February 2, 2012.

10.39
Addendum XIII dated September 14, 2012 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications, LLC, filed as Exhibit 10.53 to the Company’s Current Report on Form 8-K dated September 17, 2012.

10.40
Consent and Agreement dated September 14, 2012 related to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications, LLC, filed as Exhibit 10.54 to the Company’s Current Report on Form 8-K dated September 17, 2012.

10.41
Amended and Restated Credit Agreement dated as of September 14, 2012, among Shenandoah Telecommunications Company, CoBank, ACB, and other Lenders, filed as Exhibit 10.55 to the Company’s Current Report on Form 8-K dated September 17, 2012.

*10.42
Addendum XIV dated as of November 19, 2012, to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications, LLC.

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