Form 10-Q
period 2013-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2013-05-03
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The number of shares of the registrant’s common stock outstanding on April 24, 2013 was  23,987,634.

SHENANDOAH TELECOMMUNICATIONS COMPANY

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	March 31, 2013	December 31, 2012

Current Assets
Cash and cash equivalents	$67,095	$71,086
Accounts receivable, net	24,566	25,274
Income taxes receivable	2,239	4,705
Materials and supplies	7,186	9,789
Prepaid expenses and other	5,790	4,749
Deferred income taxes	942	832
Total current assets	107,818	116,435

Investments, including $2,173 and $2,064 carried at fair value	8,448	8,214

Property, plant and equipment, net	370,196	365,474

Other Assets
Intangible assets, net	73,783	74,942
Deferred charges and other assets, net	6,483	5,675
Net other assets	80,266	80,617
Total assets	$566,728	$570,740

See accompanying notes to unaudited condensed consolidated financial statements.

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	March 31, 2013	December 31, 2012

Current Liabilities
Current maturities of long-term debt	$1,238	$1,977
Accounts payable	20,500	31,729
Advanced billings and customer deposits	11,191	11,190
Accrued compensation	2,277	2,671
Accrued liabilities and other	9,597	10,573
Total current liabilities	44,803	58,140

Long-term debt, less current maturities	230,200	230,200

Other Long-Term Liabilities
Deferred income taxes	56,952	57,896
Deferred lease payable	5,221	4,903
Asset retirement obligations	5,966	5,896
Other liabilities	6,570	5,857
Total other liabilities	74,709	74,552

Commitments and Contingencies

Shareholders’ Equity
Common stock	24,973	24,688
Accumulated other comprehensive loss	(331)	(863)
Retained earnings	192,374	184,023
Total shareholders’ equity	217,016	207,848

Total liabilities and shareholders’ equity	$566,728	$570,740

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012

Operating revenues	$76,010	$68,823

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	30,700	29,029
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	16,129	15,170
Depreciation and amortization	13,972	15,807
Total operating expenses	60,801	60,006
Operating income	15,209	8,817

Other income (expense):
Interest expense	(2,152)	(1,795)
Gain on investments, net	148	471
Non-operating income, net	520	188
Income from continuing operations before income taxes	13,725	7,681

Income tax expense	5,374	3,273
Net income from continuing operations	8,351	4,408
Income from discontinued operations, net of tax (expense) of $0 and $(38), respectively	-	58
Net income	$8,351	$4,466
Other comprehensive income:
Unrealized gain on interest rate hedge, net of tax	532	-
Comprehensive income	$8,883	$4,466

Basic and diluted net income per share:

Net income from continuing operations	$0.35	$0.19
Net income from discontinued operations	-	-
Net income	$0.35	$0.19

Weighted average shares outstanding, basic	23,973	23,843

Weighted average shares, diluted	24,032	23,868

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2011	23,838	$22,043	$175,616	$-	$197,659

Net income	-	-	16,303	-	16,303
Other comprehensive loss, net of tax	-	-	-	(863)	(863)
Dividends declared ($0.33 per share)	-	-	(7,896)	-	(7,896)
Dividends reinvested in common stock	37	493	-	-	493
Stock based compensation	-	1,842	-	-	1,842
Common stock issued through exercise of incentive stock options	55	404	-	-	404
Common stock issued for share awards	45	-	-	-	-
Common stock issued	1	10	-	-	10
Common stock repurchased	(13)	(143)	-	-	(143)
Net excess tax benefit from stock options exercised	-	39	-	-	39

Balance, December 31, 2012	23,962	$24,688	$184,023	$(863)	$207,848

Net income	-	-	8,351	-	8,351
Other comprehensive income, net of tax	-	-	-	532	532
Stock based compensation	-	425	-	-	425
Common stock issued for share awards	37	-	-	-	-
Common stock issued	-	2	-	-	2
Common stock repurchased	(11)	(155)	-	-	(155)
Net excess tax benefit from stock options exercised	-	13	-	-	13

Balance, March 31, 2013	23,988	$24,973	$192,374	$(331)	$217,016

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2013	2012

Cash Flows From Operating Activities
Net income	$8,351	$4,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,808	13,929
Amortization	1,164	1,878
Provision for bad debt	453	624
Stock based compensation expense	425	403
Excess tax benefits on stock awards	(30)	-
Deferred income taxes	(1,394)	(5,304)
Net loss on disposal of equipment	100	55
Realized (gain) loss on disposal of investments	(3)	(48)
Unrealized (gains) on investments	(93)	(161)
Net (gain) loss from patronage and equity investments	(171)	(343)
Other	696	229
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	230	(704)
Materials and supplies	2,603	211
Income taxes receivable	2,466	11,147
Increase (decrease) in:
Accounts payable	(2,815)	(2,095)
Deferred lease payable	318	122
Other prepaids, deferrals and accruals	(2,399)	(1,959)
Net cash provided by operating activities	$22,709	$22,450

Cash Flows From Investing Activities
Purchase and construction of property, plant and equipment	$(26,024)	$(14,831)
Proceeds from sales of assets	25	1,146
Proceeds from sale of equipment	128	71
Purchase of investment securities	(12)	-
Proceeds from sale of investment securities	45	412

Net cash used in investing activities	$(25,838)	$(13,202)

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2013	2012

Cash Flows From Financing Activities
Principal payments on long-term debt	$(739)	$(5,434)
Excess tax benefits on stock awards	30	-
Repurchases of stock	(155)	(47)
Proceeds from sale of stock	2	2

Net cash used in financing activities	$(862)	$(5,479)

Net increase (decrease) in cash and cash equivalents	$(3,991)	$3,769

Cash and cash equivalents:
Beginning	71,086	15,874
Ending	$67,095	$19,643

Supplemental Disclosures of Cash Flow Information
Cash paid (received) for:

Interest	$2,171	$1,636

Income taxes	$4,302	$(2,532)

During 2013, the Company traded in certain PCS equipment and received credits of $3,160 against the purchase price of new equipment.  The decrease in accounts payable for 2013 included $8,414 associated with PCS Network Vision capital expenditures.

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The interim condensed consolidated financial statements of Shenandoah Telecommunications Company and Subsidiaries (collectively, the “Company”) are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein.  All such adjustments were of a normal and recurring nature.  These statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The balance sheet information at December 31, 2012 was derived from the audited December 31, 2012 consolidated balance sheet. Operating revenues and income from operations for any interim period are not necessarily indicative of results that may be expected for the entire year.

2.  Discontinued Operations

In September 2008, the Company announced its intention to sell its Converged Services operation, the related assets and liabilities were reclassified as held for sale in the consolidated balance sheet and the historical operating results were reclassified as discontinued operations, and depreciation and amortization on long-lived assets was discontinued.
At March 31, 2013, the Company had one remaining property under an agreement to sell in the amount of $55 thousand, which is expected to be finalized by no later than August 1, 2013.  Revenues and income before taxes associated with discontinued operations were $769 thousand and $97 thousand, respectively, for the three months ended March 31, 2012. Comparable amounts for 2013 were not significant.

3.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31, 2013	December 31, 2012
Plant in service	$592,900	$586,216
Plant under construction	29,248	25,469
	622,148	611,685
Less accumulated amortization and depreciation	251,952	246,211
Net property, plant and equipment	$370,196	$365,474

During the first quarter of 2012, the Company entered into agreements with Sprint Nextel and Alcatel-Lucent to begin updating the Company’s Wireless network.  The update uses base station equipment acquired from Alcatel-Lucent in conjunction with Sprint Nextel’s wireless network upgrade plan known as Network Vision.  Beginning in the second quarter of 2012, the Company began replacing cell site equipment at a number of its cell sites.  As of March 31, 2013, 274 sites had been upgraded, and the Company expects to replace substantially all of its existing cell site equipment by the third quarter of 2013.  The Company accelerated depreciation on these assets so that net book value at time of trade-in will equal the expected value to be realized upon trade-in.  During 2012, the Company recognized approximately $8.4 million of accelerated depreciation expense for Network Vision related activities, including $2.0 million in the first three months of 2012; the first quarter of 2013 included $0.8 million of accelerated depreciation expense.

4.  Earnings per share

Basic net income (loss) per share was computed on the weighted average number of shares outstanding.  Diluted net income (loss) per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options.  Of 725 thousand and 600 thousand shares and options outstanding at March 31, 2013 and 2012, respectively, 341 thousand and 424 thousand options were anti-dilutive, respectively.  These options have been excluded from the computations of diluted earnings per share for their respective period.  There were no adjustments to net income for either period.

Index

5.  Investments Carried at Fair Value

Investments include $2.2 million and $2.1 million of investments carried at fair value as of March 31, 2013 and December 31, 2012, respectively, consisting of equity, bond and money market mutual funds.  These investments were acquired under a rabbi trust arrangement related to a non-qualified supplemental retirement plan maintained by the Company.  During the three months ended March 31, 2013, the Company recognized $3 thousand in net gains on dispositions of investments, recognized $12 thousand in dividend and interest income from investments, and recognized net unrealized gains of $93 thousand on these investments.  Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds.

6.  Financial Instruments

Financial instruments on the consolidated balance sheets that approximate fair value include:  cash and cash equivalents, receivables, investments carried at fair value, payables, accrued liabilities, interest rate swaps and variable rate long-term debt.

7.  Derivative Instruments, Hedging Activities and Accumulated Other Comprehensive Income

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

The Company initially entered into a pay fixed, receive variable interest rate swap of $63.3 million of notional principal in August 2010.  This interest rate swap was not designated as a cash flow hedge.  Changes in the fair value of interest rate swaps not designated as cash flow hedges are recorded in interest expense each reporting period.  The total outstanding notional amount of interest rate swaps not designated as cash flow hedges was $50.6 million as of March 31, 2013.  This swap expires in July 2013.  Changes in fair value recorded in interest expense for the three months ended March 31, 2013 and 2012, were a decrease of $104 thousand and an increase of $28 thousand, respectively.

The Company entered into a pay fixed, receive variable interest rate swap of $174.6 million of notional principal in September 2012.  This interest rate swap was designated as a cash flow hedge.  The total outstanding notional amount of cash flow hedges was $174.6 million as of March 31, 2013.

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

Amounts reported in accumulated other comprehensive income related to the interest rate swap designated and that qualifies as a cash flow hedge are reclassified to interest expense as interest payments are accrued on the Company’s variable-rate debt. As of March 31, 2013, the Company estimates that $1.6 million will be reclassified as an increase to interest expense during the next twelve months due to the interest rate swap since the hedge interest rate exceeds the variable interest rate on the debt.

Index

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheet as of March 31, 2013 and December 31, 2012 (in thousands):

	Liability Derivatives
		Fair Value as of
	Balance Sheet	March 31,	December 31,
	Location	2013	2012
Derivatives not designated as hedging instruments:
Interest rate swaps	Accrued liabilities and other	$135	$239
Total derivatives not designated as cash flow hedges		$135	$239

Derivatives designated as hedging instruments:
Interest rate swaps	Accrued liabilities and other	$1,559	$1,613
	Deferred charges and other assets, net	1,007	177
Total derivatives designated as hedging instruments		$552	$1,436

The fair value of interest rate swaps is determined using a pricing model with inputs that are observable in the market (level 2 fair value inputs).

The table below presents change in accumulated other comprehensive income by component for the three months ended March 31, 2013 (in thousands; amounts in parentheses indicate debits):

	Gains and Losses on Cash Flow Hedges	Taxes	Accumulated Other Comprehensive Income

Balance as of December 31, 2012	$(1,436)	$573	$(863)
Other comprehensive income before reclassifications	490	(196)	294
Amounts reclassified from accumulated other comprehensive income (to interest expense)	394	(156)	238
Net current period other comprehensive income	884	(352)	532
Balance as of March 31, 2013	$(552)	$221	$(331)

8.  Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers.  The Company has three reportable segments, which the Company operates and manages as strategic business units organized by lines of business: (1) Wireless, (2) Cable, and (3) Wireline.   A fourth segment, Other, primarily includes Shenandoah Telecommunications Company, the parent holding company.

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

Selected financial data for each segment is as follows:

Three months ended March 31, 2013 (In thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$44,065	$17,380	$3,900	$-	$-	$65,345
Other	3,019	2,476	5,170	-	-	10,665
Total external revenues	47,084	19,856	9,070	-	-	76,010
Internal revenues	1,073	49	4,639	-	(5,761)	-
Total operating revenues	48,157	19,905	13,709	-	(5,761)	76,010

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	17,530	12,289	6,099	-	(5,218)	30,700
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	8,771	5,438	1,709	754	(543)	16,129
Depreciation and amortization	6,028	5,564	2,372	8	-	13,972
Total operating expenses	32,329	23,291	10,180	762	(5,761)	60,801
Operating income (loss)	15,828	(3,386)	3,529	(762)	-	15,209

Three months ended March 31, 2012 (In thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$38,403	$16,052	$3,868	$-	$-	$58,323
Other	3,451	2,456	4,593	-	-	10,500
Total external revenues	41,854	18,508	8,461	-	-	68,823
Internal revenues	815	75	4,449	-	(5,339)	-
Total operating revenues	42,669	18,583	12,910	-	(5,339)	68,823

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	16,393	12,226	5,229	17	(4,836)	29,029
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,994	5,047	1,717	915	(503)	15,170
Depreciation and amortization	7,757	5,852	2,173	25	-	15,807
Total operating expenses	32,144	23,125	9,119	957	(5,339)	60,006
Operating income (loss)	10,525	(4,542)	3,791	(957)	-	8,817

Index

A reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before income taxes is as follows:

	Three Months Ended March 31,
	2013	2012
Total consolidated operating income	$15,209	$8,817
Interest expense	(2,152)	(1,795)
Non-operating income (expense), net	668	659
Income from continuing operations before income taxes	$13,725	$7,681

The Company’s assets by segment are as follows:

(In thousands)	March 31, 2013	December 31, 2012

Wireless	$178,049	$179,929
Cable	198,820	202,436
Wireline	86,469	88,776
Other (includes assets held for sale)	462,428	458,650
Combined totals	925,766	929,791
Inter-segment eliminations	(359,038)	(359,051)
Consolidated totals	$566,728	$570,740

9.  Income Taxes

The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2009 are no longer subject to examination. The Company is under audit in the state of Maryland for the 2007, 2008 and 2009 tax years, and in the state of Pennsylvania for the 2009 tax year.  No other state or federal income tax audits were in process as of March 31, 2013.

10.  Long-Term Debt

As of March 31, 2013 and December 31, 2012, the Company’s outstanding long-term debt consisted of the following:

(In thousands)
	March 2013	December 2012

CoBank (fixed term loan)	$1,183	$1,876
Term Loan A	230,000	230,000
Other debt	255	301
	231,438	232,177
Current maturities	1,238	1,977
Total long-term debt	$230,200	$230,200

As of March 31, 2013, the Company was in compliance with the covenants in its Credit Agreement.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements.  All statements regarding Shenandoah Telecommunications Company’s expected future financial position and operating results, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements.  We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct.  The Company’s actual results could be materially different from its expectations because of various factors, including those discussed below and under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2012.  The following management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2012, including the financial statements and related notes included therein.

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries.  These subsidiaries provide wireless personal communications services (as a Sprint PCS Affiliate of Sprint Nextel), local exchange telephone services, video, Internet and data services, long distance, fiber optics facilities, and leased tower facilities. The Company has the following three reportable segments, which it operates and manages as strategic business units organized by lines of business:

*
The Wireless segment provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, as a Sprint PCS Affiliate of Sprint Nextel.  This segment also owns cell site towers built on leased land, and leases space on these towers to both affiliates and non-affiliated service providers.

*
The Cable segment provides video, internet and voice services in franchise areas in Virginia, West Virginia and portions of western Maryland, and leases fiber optic facilities throughout its service area.

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

*	A fourth segment, Other, primarily includes Shenandoah Telecommunications Company, the parent holding company.

Index

Results of Operations

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Consolidated Results

The Company’s consolidated results from continuing operations for the first quarter of 2013 and 2012 are summarized as follows:

(in thousands)	Three Months Ended March 31,		Change
	2013	2012	$	%

Operating revenues	$76,010	$68,823	$7,187	10.4
Operating expenses	60,801	60,006	795	1.3
Operating income	15,209	8,817	6,392	72.5

Interest expense	(2,152)	(1,795)	(357)	(19.9)
Other income (expense)	668	659	9	1.4
Income before taxes	13,725	7,681	6,044	78.7
Income tax expense	5,374	3,273	2,101	64.2
Net income from continuing operations	$8,351	$4,408	$3,943	89.5

Operating revenues

For the three months ended March 31, 2013, operating revenues increased $7.2 million, or 10.4%. Wireless segment revenues increased $5.5 million compared to the first quarter of 2012.  Net postpaid service revenues increased $3.7 million, as data fees on smartphones increased $1.7 million in the 2013 period from 2012’s first quarter, while 5.5% growth in quarter-over-quarter average postpaid subscribers added an additional $2.2 million to net postpaid service revenue.  Net prepaid service revenues grew $1.9 million, or nearly 28%, compared to the 2012 first quarter.  Average prepaid subscribers increased 18.6% in 2013 over 2012. Cable segment revenues increased $1.3 million due to a 2.3% increase in average revenue generating units and a 5.5% average price increase, compared to the first quarter of 2012.

Operating expenses

For the three months ended March 31, 2013, operating expenses increased $0.8 million, or 1.3%, compared to the 2012 period. Wireless prepaid expenses increased $1.2 million, including $0.3 million in higher handset costs, $0.8 million for marketing costs, and $0.1 million in other costs. Wireless segment postpaid depreciation and amortization expense declined $1.5 million primarily due to $2.0 million of accelerated depreciation associated with Network Vision upgrades in the first quarter of 2012.  Wireline segment operating expenses increased $1.1 million, including $0.3 million in costs to provide transition services to Converged Services properties sold to third parties, $0.2 million in increased depreciation expense on expanded fiber networks, and $0.6 million in costs to support expanded services to affiliates.  Cable segment operating expenses increased $0.2 million, while parent company operating expenses decreased $0.2 million.

Other income (expense)

Changes in other income (expense) included increased interest expense on higher outstanding debt balances, partially offset by additional patronage income from CoBank, following the refinancing of debt in the third quarter of 2012, as well as lower gains recorded on other investments.

Income tax expense

The Company’s effective tax rate on income from continuing operations decreased from 42.6% in the first quarter of 2012 to 39.2% in the first quarter of 2013 principally due corporate changes undertaken in 2012 to simplify the Company’s structure and to changes in the mix of taxable income, resulting in a decrease in the effective state tax rate.

Index

Net income from continuing operations

For the three months ended March 31, 2013, net income from continuing operations increased $3.9 million, or 89.5%, reflecting higher wireless and cable segment revenues partially offset by growth in wireless handset costs and subsidies and wireline segment expenses, and increases in interest expense and taxes.

Wireless

The Company’s Wireless segment provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, through Shenandoah Personal Communications LLC (“PCS”), a Sprint PCS Affiliate of Sprint Nextel.  This segment also leases land on which it builds Company-owned cell towers, which it leases to affiliated and non-affiliated wireless service providers, throughout the same four-state area described above, through Shenandoah Mobile LLC (“Mobile”).

PCS receives revenues from Sprint Nextel for subscribers that obtain service in PCS’s network coverage area.  PCS relies on Sprint Nextel to provide timely, accurate and complete information to record the appropriate revenue for each financial period.  Postpaid revenues received from Sprint Nextel are recorded net of certain fees totaling 20% of net postpaid billed revenue retained by Sprint Nextel.  These fees include an 8% management fee and a 12% net service fee.  Sprint Nextel also retains a 6% management fee on prepaid revenues.

During the first quarter of 2012, the Company entered into agreements with Sprint Nextel and Alcatel-Lucent to begin adding 4G LTE service to the Company’s Wireless network.  The 4G service uses base station equipment acquired from Alcatel-Lucent in conjunction with Sprint Nextel’s wireless network upgrade plan known as Network Vision. There was no immediate change to the fees paid to Sprint, but the net service fee cap that is currently 12% of net billed revenues will increase to 14% on July 1, 2013.  If an analysis of the balance of payments between Sprint and Shentel supports raising the rate, Sprint could increase the net service fee to 14% at that time.

The following tables show selected operating statistics of the Wireless segment as of the dates shown:

	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
	2013	2012	2012	2011

Retail PCS Subscribers – Postpaid	263,957	262,892	250,684	248,620
Retail PCS Subscribers – Prepaid	134,404	128,177	114,384	107,100
PCS Market POPS (000) (1)	2,390	2,390	2,388	2,388
PCS Covered POPS (000) (1)	2,058	2,057	2,055	2,055
CDMA Base Stations (sites)	521	516	510	509
LTE-enabled sites	232	200	-	-
LTE-covered POPS (000) (1)	1,450	1,131	-	-
EVDO-enabled sites	451	444	434	433
EVDO Covered POPS (000) (1)	2,032	2,029	2,027	2,027
Towers, Company owned	151	150	149	149
Non-affiliate cell site leases	218	216	219	219

	Three Months Ended
	March 31,
	2013	2012

Gross PCS Subscriber Additions – Postpaid	15,824	15,966
Net PCS Subscriber Additions – Postpaid	1,065	2,064
Gross PCS Subscriber Additions – Prepaid	21,422	19,364
Net PCS Subscriber Additions – Prepaid	6,227	7,285
PCS Average Monthly Retail Churn % - Postpaid	1.87%	1.86%
PCS Average Monthly Retail Churn % - Prepaid	3.87%	3.65%

Index

1)
POPS refers to the estimated population of a given geographic area and is based on information purchased from third parties.  Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the Company’s network.

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

(in thousands)	Three Months Ended March 31,		Change
	2013	2012	$	%

Segment operating revenues
Wireless service revenue	$44,065	$38,403	$5,662	14.7
Tower lease revenue	2,562	2,251	311	13.8
Equipment revenue	1,331	1,530	(199)	(13.0)
Other revenue	199	485	(286)	(59.0)
Total segment operating revenues	48,157	42,669	5,488	12.9
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	17,530	16,393	1,137	6.9
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	8,771	7,994	777	9.7
Depreciation and amortization	6,028	7,757	(1,729)	(22.3)
Total segment operating expenses	32,329	32,144	185	0.6
Segment operating income	$15,828	$10,525	$5,303	50.4

Operating revenues

Wireless service revenue increased $5.7 million, or 14.7%, for the three months ended March 31, 2013, compared to the 2012 first quarter.  Net postpaid service revenues increased $3.7 million, as data fees on smartphones increased $1.7 million in the 2013 period from 2012’s first quarter.  A 5.5% growth in quarter-over-quarter average postpaid subscribers added an additional $2.2 million to net postpaid service revenue. Net prepaid service revenues grew $1.9 million, or nearly 28%, compared to the 2012 first quarter.  Average prepaid subscribers increased 18.6% in 2013 over 2012, with changes in the mix of subscribers to higher revenue plans accounting for the remainder of the increase in prepaid service revenues.

Cost of goods and services

Cost of goods and services increased $1.1 million, or 6.9%, in 2013 from the first quarter of 2012.  Postpaid handset costs decreased $0.7 million primarily due to fewer handsets sold through Company-controlled channels in 2013.  Handset costs associated with prepaid customer acquisitions increased $0.2 million due to an increase in gross additions. Network costs increased $1.2 million, primarily due to increases in rent and backhaul associated with the Network Vision project. Maintenance expense grew $0.3 million due to increases in maintenance contracts that support the upgraded wireless network.

Selling, general and administrative

Selling, general and administrative costs increased $0.8 million, or 9.7%, in the first quarter of 2013 over the comparable 2012 period.  Costs associated with supporting the existing prepaid subscriber base accounted for $0.6 million of the increase, while costs to add new prepaid subscribers increased $0.5 million. Advertising and commission expenses associated with postpaid activities decreased a total of $0.3 million.

Index

Depreciation and amortization

Depreciation and amortization decreased $1.7 million in 2013 over the 2012 first quarter, due primarily to $2.0 million of accelerated depreciation recorded in the first quarter of 2012 on assets to be replaced during Network Vision upgrades.  Accelerated depreciation in first quarter 2013 totaled $0.8 million.  Also contributing to the decrease was a $0.2 million decline in amortization of the initial purchase cost of acquired prepaid customers.

Cable

The Cable segment provides analog, digital and high-definition television service under franchise agreements in Virginia, West Virginia and portions of western Maryland, as well as internet and voice services in these markets.

The following table shows selected operating statistics of the Cable segment as of the dates shown:

	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2012	Dec. 31, 2011

Homes Passed (1)	185,099	184,533	182,828	182,156
Customer Relationships (2)
Video customers	59,353	59,089	62,519	62,835
Non-video customers	16,220	15,709	13,611	12,513
Total customer relationships	75,573	74,798	76,130	75,348
Video
Customers (3)	61,257	61,559	64,532	64,979
Penetration (4)	33.1%	33.4%	35.3%	35.7%
Digital video penetration (5)	39.6%	39.5%	39.7%	39.0%
High-speed Internet
Available Homes (6)	164,789	163,273	156,791	156,119
Customers (3)	42,479	41,025	38,856	37,021
Penetration (4)	25.8%	25.1%	24.8%	23.7%
Voice
Available Homes (6)	157,409	154,552	143,907	143,235
Customers (3)	12,840	12,307	10,618	9,881
Penetration (4)	8.2%	8.0%	7.4%	6.9%
Total Revenue Generating Units (7)	116,576	114,891	114,006	111,881
Total Fiber Miles (8)	40,686	39,418	35,086	34,772
Total Route Miles	2,116	2,077	1,998	1,990

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

Index

7)	Revenue generating units are the sum of video, voice and high-speed internet customers.
8)
Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance.  For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

(in thousands)	Three Months Ended March 31,		Change
	2013	2012	$	%

Segment operating revenues
Service revenue	$17,380	$16,052	$1,328	8.3
Equipment and other revenue	2,525	2,531	(6)	(0.2)
Total segment operating revenues	19,905	18,583	1,322	7.1

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	12,289	12,226	63	0.5
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	5,438	5,047	391	7.7
Depreciation and amortization	5,564	5,852	(288)	(4.9)
Total segment operating expenses	23,291	23,125	166	0.7
Segment operating loss	$(3,386)	$(4,542)	$1,156	25.5

Operating revenues

Cable segment service revenue increased $1.3 million, or 8.3%, due to a 2.3% increase in average revenue generating units, video price increases averaging 5.5% implemented in the first quarter 2013 driven by rising programming costs, and customers selecting higher priced digital TV services and higher speed data access packages.

Operating expenses

Cable segment cost of goods and services increased 0.5% principally due to higher maintenance expenses.  Cable programming costs were flat as declining video subscriber counts offset the impact of rising rates per sub.

Selling, general and administrative expenses have increased principally due to costs of our new brand and allocated costs for customer service functions, offset partly by lower charges for bad debts.

The decrease in depreciation and amortization expense consists of lower amortization on customer base intangibles established in the cable acquisitions, which were set-up to amortize at accelerated rates that decline with each anniversary of their establishment, partially offset by higher depreciation expense on assets placed in service.

Wireline

The Wireline segment provides regulated and unregulated voice services, dial-up and DSL internet access, and long distance access services throughout Shenandoah County and portions of Rockingham and Augusta Counties, Virginia, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland.

Index

	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
	2013	2012	2012	2011

Wireline Segment
Telephone Access Lines	22,234	22,297	22,838	23,083
Long Distance Subscribers	10,116	10,157	10,416	10,483
DSL Subscribers	12,665	12,567	12,472	12,351
Dial-up Internet Subscribers	918	996	1,282	1,410
Total Fiber Miles (1)	84,365	84,107	79,225	78,523
Fiber Route Miles	1,428	1,420	1,356	1,349

(1)
Total fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance.  For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

(in thousands)	Three Months Ended March 31,		Change
	2013	2012	$	%

Segment operating revenues
Service revenue	$4,245	$4,129	$116	2.8
Access revenue	3,248	2,993	255	8.5
Facilities lease revenue	5,148	5,052	96	1.9
Equipment and other revenue	1,068	736	332	45.1
Total segment operating revenues	13,709	12,910	799	6.2
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	6,099	5,229	870	16.6
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,709	1,717	(8)	(0.5)
Depreciation and amortization	2,372	2,173	199	9.2
Total segment operating expenses	10,180	9,119	1,061	11.6
Segment operating income	$3,529	$3,791	$(262)	(6.9)

Operating revenues

Total operating revenues increased $0.8 million in the three months ended March 31, 2013, up from the comparable 2012 period.  The increase in service revenue resulted primarily from contracts to lease fiber facilities and provide internet access to third parties.  Access revenue increased primarily due to the Company’s mid-2012 decision to re-tariff DSL rates.   Other revenue increased due to billings for transition services to buyers of Converged Services’ properties (offset by increased costs of goods and services mentioned below).

Operating expenses

Operating expenses overall increased $1.1 million, or 11.6%, in the three months ended March 31, 2013, compared to the 2012 three month period. The increase in cost of goods and services resulted primarily from costs to provide services to PCS, Shentel Cable and other customers, related to the increases in revenues shown above. The increase in depreciation resulted from additions to switch and circuit equipment in support of fiber and other service contract revenue increases as discussed above.

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

The following table shows adjusted OIBDA for the three months ended March 31, 2013 and 2012:

(in thousands)	Three Months Ended March 31,
	2013	2012

Adjusted OIBDA	$29,635	$26,709

Index

The following table reconciles adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure, for the three months ended March 31, 2013 and 2012:

(in thousands)	Three Months Ended March 31,
	2013	2012

Operating income	$15,209	$8,817
Plus depreciation and amortization	13,972	15,807
Adjusted prepaid results	-	1,695
Plus loss on asset sales	82	33
Plus share based compensation expense	372	357
Adjusted OIBDA	$29,635	$26,709

Adjusted prepaid results refers to the impact on first quarter 2012 had Sprint Nextel calculated prepaid costs consistent with the adjustment received from Sprint Nextel in the fourth quarter of 2012, related to the previous nine quarters, and recorded in the fourth quarter of 2012.

The following tables reconcile adjusted OIBDA to operating income by major segment for the three months ended March 31, 2013 and 2012:

Wireless Segment:

(in thousands)	Three Months Ended March 31,
	2013	2012

Operating income	$15,828	$10,525
Plus depreciation and amortization	6,028	7,757
Adjusted prepaid results	-	1,695
Plus loss on asset sales	90	4
Plus share based compensation expense	108	104
Adjusted OIBDA	$22,054	$20,085

Cable Segment:

(in thousands)	Three Months Ended March 31,
	2013	2012

Operating loss	$(3,386)	$(4,542)
Plus depreciation and amortization	5,564	5,852
Plus (gain) loss on asset sales	(19)	9
Plus share based compensation expense	162	149
Adjusted OIBDA	$2,321	$1,468

Wireline Segment:

(in thousands)	Three Months Ended March 31,
	2013	2012

Operating income	$3,529	$3,791
Plus depreciation and amortization	2,372	2,173
Plus loss on asset sales	12	20
Plus share based compensation expense	78	82
Adjusted OIBDA	$5,991	$6,066

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

Sources and Uses of Cash. The Company generated $22.7 million of net cash from operations in the first three months of 2013, compared to $22.5 million in the first three months of 2012.  Net income increased from the 2012 period to 2013, including the effects of non-cash items such as depreciation, amortization, deferred income taxes and provisions for bad debt.  A smaller decrease in income taxes receivable in the first three months of 2013 compared to 2012 offset the improvements in net income described above.

Indebtedness. As of March 31, 2013, the Company’s indebtedness totaled $231.4 million, with an annualized overall weighted average interest rate of approximately 2.97%.  The Company has $50 million available under the Revolving Facility, and the right to borrow up to $100 million under one or more Incremental Term Loan facilities, subject to certain restrictions.  The Revolving Facility and Incremental Term Loan Facility are both subject to the terms of the Restated and Amended Credit Agreement entered into in September 2012.

The Company is bound by certain financial covenants under its Credit Agreement. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. As of March 31, 2013, the Company was in compliance with all debt covenants, and ratios at March 31, 2013 were as follows:

	Actual	Covenant Requirement at March 31, 2013
Total Leverage Ratio	1.97	3.00 or Lower
Debt Service Coverage Ratio	6.65	2.50 or Higher
Equity to Assets Ratio	38.3%	30.0% or Higher

In accordance with the Credit Agreement, the total leverage and debt service coverage ratios noted above are based on the twelve months ended March 31, 2013. In addition to the covenants above, the Company is required to supply the lender with quarterly financial statements and other reports as defined by the Credit Agreement. The Company was in compliance with all reporting requirements at March 31, 2013.

The Company has no off-balance sheet arrangements (other than operating leases) and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. Capital expenditures budgeted for 2013 total $125.2 million.  Planned spending contemplates the replacement of remaining base stations in our wireless network as part of Sprint Nextel’s Network Vision project started in 2012, as well as adding capacity to our PCS network, new towers to support the expansion of PCS network capacity, and on-going spending to expand and upgrade our fiber networks and information technology capabilities.  Cable segment capital spending for 2013 included spending for upgrades of the last acquired Cable markets, extensions of current systems and other continuing cable segment expenditures.

For the first three months of 2013, the Company spent $26.0 million on capital projects, compared to $14.8 million in the comparable 2012 period.  Spending related to Wireless projects accounted for $20.0 million in the first three months of 2013, primarily for base station upgrades, while Cable projects accounted for $2.9 million primarily for network upgrades to support new services or customers. Wireline projects accounted for $1.9 million primarily for fiber builds and switching/routing capability, and other projects accounted for $1.2 million, largely related to information technology projects.

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

Recently Issued Accounting Standards

There were no recently issued accounting standards, not adopted by the Company as of March 31, 2013, that are expected to have a material impact on the Company’s results of operations or financial condition.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of March 31, 2013, the Company had $230.0 million of variable rate debt outstanding, bearing interest at a rate of 2.95% as determined on a monthly basis. An increase in market interest rates of 1.00% would add approximately $2.3 million to annual interest expense, excluding the effect of interest rate swaps.  An additional $1.2 million of the Company’s outstanding debt has a fixed rate of 7.37% through maturity in August 2013; the remaining $0.3 million of outstanding debt bears no interest.  Due to the relatively short time frame to maturity of the fixed rate debt, market value approximates carrying value of the fixed rate debt.  The Company entered into two swap agreements that, through the maturity of the 2010 swap agreement on July 31, 2013, cover notional principal equal to nearly all of the outstanding variable rate debt to pay a blended fixed rate of just over 1.00% and receive a variable rate based on one month LIBOR; subsequently, the 2012 swap agreement covers notional principal equal to approximately 76% of the outstanding variable rate debt through maturity in 2019, requiring the Company to pay a fixed rate of 1.13% and receive a variable rate based on one month LIBOR, to manage a portion of its interest rate risk.  The 2012 swap currently adds approximately $1.6 million to annual interest expense, based on the spread between the fixed rate and the variable rate currently in effect on our debt.

The second component of interest rate risk consists of temporary excess cash, which can be invested in various short-term investment vehicles such as overnight repurchase agreements and Treasury bills with a maturity of less than 90 days. The cash is currently invested in a combination of a commercial checking account that has limited interest rate risk and two treasury bills with face amounts of $5 million each which will mature at par in April and May of 2013. Management continues to evaluate the most beneficial use of these funds.

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

Management views market risk as having a potentially significant impact on the Company's results of operations, as future results could be adversely affected if interest rates were to increase significantly for an extended period, or if the Company’s need for additional external financing resulted in increases to the interest rates applied to all of its new and existing debt.  The Company will have approximately $55 million of variable rate debt with no interest rate protection outstanding after August of 2013.  The Company’s investments in publicly traded stock and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Executive Supplemental Retirement Plan.  General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

As of March 31, 2013, the Company has $6.3 million of cost and equity method investments.  Approximately $2.1 million is invested in privately held companies through investments with portfolio managers.  Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934.  The Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2013, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Other Matters Relating to Internal Control Over Financial Reporting

Under the Company’s agreements with Sprint Nextel, Sprint Nextel provides the Company with billing, collections, customer care, certain network operations and other back office services for the PCS operation. As a result, Sprint Nextel remits to the Company approximately 58% of the Company’s total operating revenues.  Due to this relationship, the Company necessarily relies on Sprint Nextel to provide accurate, timely and sufficient data and information to properly record the Company’s revenues, and accounts receivable, which underlie a substantial portion of the Company’s periodic financial statements and other financial disclosures.

Information provided by Sprint Nextel includes reports regarding the subscriber accounts receivable in the Company’s markets.  Sprint Nextel provides the Company with monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level.  The Company reviews these various reports to identify discrepancies or errors.  Under the Company’s agreements with Sprint Nextel, the Company is entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 20.0% of revenue retained by Sprint Nextel.  Because of the Company’s reliance on Sprint Nextel for financial information, the Company must depend on Sprint Nextel to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint Nextel’s other Sprint PCS affiliate network partners.  To address this issue, Sprint Nextel engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness” under guidance provided in Statements on Standards for Attestation Engagements No. 16 (“SSAE 16”).  The report is provided to the Company on an annual basis and covers a nine-month period. The most recent report covered the period from January 1, 2012 to September 30, 2012.  The most recent report indicated there were no material issues which would adversely affect the information used to support the recording of the revenues provided by Sprint Nextel related to the Company’s relationship with them.

Index

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors

As previously discussed, our actual results could differ materially from our forward-looking statements. Except as described below, there have been no material changes in the risk factors  from those described in Part 1, Item 1A of  the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

On April 15, 2013, Dish Network Corporation announced that it had made an offer to acquire Sprint Nextel for $25.5 billion, competing with Softbank Corporation’s previously announced offer to acquire 70% of Sprint Nextel for $20.1 billion.  The terms of these proposed transactions, or delays in consummating a transaction, could affect Sprint Nextel’s business in a way that could be adverse to us.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In conjunction with exercises of stock options and distributions of vested share awards, the Company periodically repurchases shares from recipients to cover some of the exercise price of the options being exercised or taxes payable associated with the distribution of shares.  The following table provides information about the Company’s repurchases of shares during the three months ended March 31, 2013:

	Number of Shares Purchased	Average Price Paid per Share
January 1 to January 31	5	$15.06
February 1 to February 28	3	$14.49
March 1 to March 31	3	$14.76

Total	11	$14.82

Index

ITEM 6.	Exhibits

(a) The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.43
Addendum XV dated as of March 11, 2013, to Sprint PCS Management Agreement by and among Sprint Spectrum, L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal communications, LLC.

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
(Registrant)

/s/Adele M. Skolits
Adele M. Skolits
Vice President - Finance and Chief Financial Officer
Date: May 3, 2013

Index

EXHIBIT INDEX

Exhibit No.	Exhibit

10.43
Addendum XV dated as of March 11, 2013, to Sprint PCS Management Agreement by and among Sprint Spectrum, L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal communications, LLC.

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