Form 10-Q
period 2013-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2013-08-02
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

The number of shares of the registrant’s common stock outstanding on July 25, 2013 was 24,009,407.

---------------------------------

SHENANDOAH TELECOMMUNICATIONS COMPANY

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	June 30, 2013	December 31, 2012

Current Assets
Cash and cash equivalents	$73,402	$71,086
Accounts receivable, net	25,019	25,274
Income taxes receivable	4,789	4,705
Materials and supplies	8,011	9,789
Prepaid expenses and other	5,548	4,749
Deferred income taxes	1,028	832
Total current assets	117,797	116,435

Investments, including $2,190 and $2,064 carried at fair value	8,578	8,214

Property, plant and equipment, net	386,581	365,474

Other Assets
Intangible assets, net	72,625	74,942
Deferred charges and other assets, net	10,501	5,675
Net other assets	83,126	80,617
Total assets	$596,082	$570,740

See accompanying notes to unaudited condensed consolidated financial statements.

(Continued)

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	June 30, 2013	December 31, 2012

Current Liabilities
Current maturities of long-term debt	$517	$1,977
Accounts payable	34,721	31,729
Advanced billings and customer deposits	11,282	11,190
Accrued compensation	2,314	2,671
Accrued liabilities and other	10,316	10,573
Total current liabilities	59,150	58,140
Long-term debt, less current maturities	230,200	230,200

Other Long-Term Liabilities
Deferred income taxes	60,498	57,896
Deferred lease payable	5,582	4,903
Asset retirement obligations	6,086	5,896
Other liabilities	6,454	5,857
Total other liabilities	78,620	74,552

Commitments and Contingencies

Shareholders’ Equity
Common stock	25,452	24,688
Accumulated other comprehensive income (loss)	2,444	(863)
Retained earnings	200,216	184,023
Total shareholders’ equity	228,112	207,848

Total liabilities and shareholders’ equity	$596,082	$570,740

See accompanying notes to unaudited condensed consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Operating revenues	$77,454	$71,378	$153,463	$140,201

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	30,528	29,969	61,229	58,998
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	16,355	15,013	32,484	30,182
Depreciation and amortization	16,071	15,259	30,042	31,066
Total operating expenses	62,954	60,241	123,755	120,246
Operating income	14,500	11,137	29,708	19,955

Other income (expense):
Interest expense	(2,068)	(1,522)	(4,220)	(3,317)
Gain (loss) on investments, net	30	132	178	602
Non-operating income, net	458	259	979	447
Income from continuing operations before income taxes	12,920	10,006	26,645	17,687

Income tax expense	5,078	4,284	10,452	7,558
Net income from continuing operations	7,842	5,722	16,193	10,129
Losses from discontinued operations, net of tax benefits of $0, $106, $0 and $68, respectively	-	(162)	-	(103)
Net income	$7,842	$5,560	$16,193	$10,026
Other comprehensive income:
Unrealized gain on interest rate hedge, net of tax	2,775	-	3,307	-
Comprehensive Income	$10,617	$5,560	$19,500	$10,026

Basic and diluted income (loss) per share:

Net income from continuing operations	$0.33	$0.24	$0.67	$0.42
Losses from discontinued operations	-	(0.01)	-	-
Net income	$0.33	$0.23	$0.67	$0.42

Weighted average shares outstanding, basic	23,996	23,855	23,985	23,849

Weighted average shares, diluted	24,078	23,892	24,055	23,880

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2011	23,838	$22,043	$175,616	$-	$197,659

Net income	-	-	16,303	-	16,303
Other comprehensive loss, net of tax	-	-	-	(863)	(863)
Dividends declared ($0.33 per share)	-	-	(7,896)	-	(7,896)
Dividends reinvested in common stock	37	493	-	-	493
Stock based compensation	-	1,842	-	-	1,842
Common stock issued through exercise of incentive stock options	55	404	-	-	404
Common stock issued for share awards	45	-	-	-	-
Common stock issued	1	10	-	-	10
Common stock repurchased	(13)	(143)	-	-	(143)
Net excess tax benefit from stock options exercised	-	39	-	-	39

Balance, December 31, 2012	23,962	$24,688	$184,023	$(863)	$207,848

Net income	-	-	16,193	-	16,193
Other comprehensive income, net of tax	-	-	-	3,307	3,307
Stock based compensation	-	1,045	-	-	1,045
Common stock issued for share awards	68	-	-	-	-
Common stock issued	-	5	-	-	5
Common stock repurchased	(21)	(330)	-	-	(330)
Net excess tax benefit from stock options exercised	-	44	-	-	44

Balance, June 30, 2013	24,009	$25,452	$200,216	$2,444	$228,112

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2013	2012

Cash Flows From Operating Activities
Net income	$16,193	$10,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,714	27,347
Amortization	2,328	3,719
Provision for bad debt	952	1,233
Stock based compensation expense	1,045	996
Excess tax benefits on stock awards	(61)	-
Deferred income taxes	253	(6,106)
Net loss on disposal of equipment	167	12
Realized (gain) loss on disposal of investments	(2)	(36)
Unrealized gains on investments	(103)	(96)
Net (gain) loss from patronage and equity investments	(311)	(638)
Other	1,152	676
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(722)	(3,641)
Materials and supplies	1,778	(51)
Income taxes receivable	(84)	-
Increase (decrease) in:
Accounts payable	2,444	(1,429)
Deferred lease payable	679	221
Income taxes payable	-	14,824
Other prepaids, deferrals and accruals	(1,267)	(2,581)

Net cash provided by operating activities	$52,155	$44,476

Cash Flows From Investing Activities
Purchase and construction of property, plant and equipment	$(48,482)	$(32,299)
Proceeds from sale of assets	25	3,265
Proceeds from sale of equipment	290	156
Purchase of investment securities	(12)	-
Proceeds from sale of investment securities	64	861

Net cash used in investing activities	$(48,115)	$(28,017)

(Continued)

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2013	2012

Cash Flows From Financing Activities
Principal payments on long-term debt	$(1,460)	$(10,882)
Excess tax benefits on stock awards	61	-
Repurchases of stock	(330)	(143)
Proceeds from exercise of incentive stock options	5	4

Net cash used in financing activities	$(1,724)	$(11,021)

Net increase in cash and cash equivalents	$2,316	$5,438

Cash and cash equivalents:
Beginning	71,086	15,874
Ending	$73,402	$21,312

Supplemental Disclosures of Cash Flow Information Cash payments for:
Interest	$4,390	$3,173

Income taxes (received) paid	$10,283	$(1,228)

During 2013, the Company traded in certain PCS equipment and received credits of $10,778 against the purchase price of new equipment.

As of both December 31, 2012 and June 30, 2013, accounts payable included approximately $25 million associated with capital expenditures related to the Network Vision project.

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
As of June 30, 2013, all properties had been disposed of.  Revenues and losses before taxes associated with discontinued operations were $200 thousand and $268 thousand, respectively, for the three months ended June 30, 2012, and $965 thousand and $171 thousand, respectively, for the six months ended June 30, 2012.  Comparable amounts for 2013 were not significant.

3.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Plant in service	$606,851	$586,216
Plant under construction	18,380	25,469
	625,231	611,685
Less accumulated amortization and depreciation	238,650	246,211
Net property, plant and equipment	$386,581	$365,474

During the first quarter of 2012, the Company entered into agreements with Sprint and Alcatel-Lucent to begin updating the Company’s Wireless network.  The update uses base station equipment acquired from Alcatel-Lucent in conjunction with Sprint’s wireless network upgrade plan known as Network Vision.  Beginning in the second quarter of 2012, the Company began replacing cell site equipment at a number of its cell sites.  As of June 30, 2013, 427 of its 525 sites had been upgraded, and the Company expects to replace substantially all of its existing cell site equipment by the third quarter of 2013.  The Company accelerated depreciation on these assets so that net book value at time of trade-in will equal the expected value to be realized upon trade-in.  During 2012, the Company recognized approximately $8.4 million of accelerated depreciation expense for Network Vision related activities, including $4.0 million in the first six months of 2012; the first six months of 2013 included $2.6 million of accelerated depreciation expense.

4.	Earnings per share

Basic net income (loss) per share was computed on the weighted average number of shares outstanding.  Diluted net income (loss) per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options.  Of 809 thousand and 713 thousand shares and options outstanding at June 30, 2013 and 2012, respectively, 345 thousand and 500 thousand were anti-dilutive, respectively.  These options have been excluded from the computations of diluted earnings per share for their respective period.  There were no adjustments to net income for either period.

Index
5.	Investments Carried at Fair Value

Investments include $2.2 million and $2.1 million of investments carried at fair value as of June 30, 2013 and December 31, 2012, respectively, consisting of equity, bond and money market mutual funds.  These investments were acquired under a rabbi trust arrangement related to a non-qualified supplemental retirement plan maintained by the Company.  During the six months ended June 30, 2013, the Company recognized $2 thousand in net gains on dispositions of investments, recognized $21 thousand in dividend and interest income from investments, and recorded net unrealized gains of $103 thousand on these investments.  Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds.

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

The Company entered into a pay-fixed, receive-variable interest rate swap of $63.3 million of notional principal in August 2010.  This interest rate swap was not designated as a cash flow hedge.  Changes in the fair value of interest rate swaps not designated as cash flow hedges are recorded in interest expense each reporting period.  The total outstanding notional amount of interest rate swaps not designated as cash flow hedges was $49.0 million as of June 30, 2013.  This swap expires in July 2013.  Changes in fair value recorded in interest expense for the three months ended June 30, 2013 and 2012 were decreases of $102 thousand and $79 thousand, respectively; for the six months ended June 30, 2013 and 2012, the changes were decreases of $206 thousand and $51 thousand, respectively.

The Company entered into a pay-fixed, receive-variable interest rate swap of $174.6 million of notional principal in September 2012.  This interest rate swap was designated as a cash flow hedge.  The total outstanding notional amount of cash flow hedges was $174.6 million as of June 30, 2013.

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

Amounts reported in accumulated other comprehensive income related to the interest rate swap designated and that qualifies as a cash flow hedge are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 30, 2013, the Company estimates that $1.6 million will be reclassified as an increase to interest expense during the next twelve months due to the interest rate swap since the hedge interest rate exceeds the variable interest rate on the debt.

Index
The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheet as of June 30, 2013 and December 31, 2012 (in thousands; amounts in parentheses indicate debits):

	Derivatives
		Fair Value as of
	Balance Sheet	June 30,	December 31,
	Location	2013	2012
Derivatives not designated as hedging instruments:
Interest rate swaps	Accrued liabilities and other	$33	$239
Total derivatives not designated as cash flow hedges		$33	$239
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued liabilities and other	$1,561	$1,613
	Deferred charges and other assets, net	(5,628)	(177)
Total derivatives designated as hedging instruments		$(4,067)	$1,436

The fair value of interest rate swaps is determined using a pricing model with inputs that are observable in the market (level 2 fair value inputs).

The table below presents change in accumulated other comprehensive income by component for the six months ended June 30, 2013 (in thousands; amounts in parentheses indicate debits):

	Gains and (Losses) on Cash Flow Hedges	Income Taxes	Accumulated Other Comprehensive Income(Loss)

Balance as of December 31, 2012	$(1,436)	$573	$(863)
Other comprehensive income before reclassifications	4,698	(1,875)	2,823
Amounts reclassified from accumulated other comprehensive income (to interest expense)	805	(321)	484
Net current period other comprehensive income	5,503	(2,196)	3,307
Balance as of June 30, 2013	$4,067	$(1,623)	$2,444

8.	Segment Information

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

Index
The Wireless segment provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, as a Sprint PCS Affiliate of Sprint.  This segment also owns cell site towers built on leased land, and leases space on these towers to both affiliates and non-affiliated service providers.

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

Selected financial data for each segment is as follows:

Three months ended June 30, 2013
(in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$46,362	$17,564	$3,920	$-	$-	$67,846
Other	2,328	2,527	4,753	-	-	9,608
Total external revenues	48,690	20,091	8,673	-	-	77,454
Internal revenues	1,076	53	5,169	-	(6,298)	-
Total operating revenues	49,766	20,144	13,842	-	(6,298)	77,454

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	17,854	12,353	6,084	-	(5,763)	30,528
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	9,064	5,566	1,661	599	(535)	16,355
Depreciation and amortization	7,782	5,847	2,433	9	-	16,071
Total operating expenses	34,700	23,766	10,178	608	(6,298)	62,954
Operating income (loss)	15,066	(3,622)	3,664	(608)	-	14,500

Three months ended June 30, 2013
(in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$40,187	$16,356	$3,664	$-	$-	$60,207
Other	3,233	2,577	5,361	-	-	11,171
Total external revenues	43,420	18,933	9,025	-	-	71,378
Internal revenues	843	79	4,757	-	(5,679)	-
Total operating revenues	44,263	19,012	13,782	-	(5,679)	71,378

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	16,917	11,560	6,518	7	(5,033)	29,969
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	8,102	5,254	1,638	665	(646)	15,013
Depreciation and amortization	6,753	6,203	2,285	18	-	15,259
Total operating expenses	31,772	23,017	10,441	690	(5,679)	60,241
Operating income (loss)	12,491	(4,005)	3,341	(690)	-	11,137

Index
Six months ended June 30, 2013
(in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$90,427	$34,945	$7,820	$-	$-	$133,192
Other	5,347	5,002	9,922	-	-	20,271
Total external revenues	95,774	39,947	17,742	-	-	153,463
Internal revenues	2,149	102	9,808	-	(12,059)	-
Total operating revenues	97,923	40,049	27,550	-	(12,059)	153,463

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	35,385	24,642	12,183	-	(10,981)	61,229
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	17,835	11,004	3,371	1,352	(1,078)	32,484
Depreciation and amortization	13,809	11,411	4,805	17	-	30,042
Total operating expenses	67,029	47,057	20,359	1,369	(12,059)	123,755
Operating income (loss)	30,894	(7,008)	7,191	(1,369)	-	29,708

Six months ended June 30, 2012
(in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$78,589	$32,410	$7,531	$-	$-	$118,530
Other	6,684	5,037	9,950	-	-	21,671
Total external revenues	85,273	37,447	17,481	-	-	140,201
Internal revenues	1,658	150	9,210	-	(11,018)	-
Total operating revenues	86,931	37,597	26,691	-	(11,018)	140,201

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	33,310	23,786	11,747	24	(9,869)	58,998
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	16,096	10,301	3,354	1,580	(1,149)	30,182
Depreciation and amortization	14,510	12,055	4,458	43	-	31,066
Total operating expenses	63,916	46,142	19,559	1,647	(11,018)	120,246
Operating income (loss)	23,015	(8,545)	7,132	(1,647)	-	19,955

A reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before income taxes is as follows:

	Three Months Ended June 30,
	2013	2012
Total consolidated operating income	$14,500	$11,137
Interest expense	(2,068)	(1,522)
Non-operating income (expense), net	488	391
Income from continuing operations before income taxes	$12,920	$10,006

	Six Months Ended June 30,
	2013	2012
Total consolidated operating income	$29,708	$19,955
Interest expense	(4,220)	(3,317)
Non-operating income (expense), net	1,157	1,049
Income from continuing operations before income taxes	$26,645	$17,687

Index
The Company’s assets by segment are as follows:
(in thousands)	June 30, 2013	December 31, 2012

Wireless	$200,826	$179,929
Cable	210,434	202,436
Wireline	89,522	88,776
Other	465,761	458,650
Combined totals	966,543	929,791
Inter-segment eliminations	(370,461)	(359,051)
Consolidated totals	$596,082	$570,740

9.	Income Taxes

The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2009 are no longer subject to examination. The Company is under audit in the state of Maryland for the 2009, 2010 and 2011 tax years, and in the state of Pennsylvania for the 2009 tax year.  No other state or federal income tax audits were in process as of June 30, 2013.

10.	Long-Term Debt

As of June 30, 2013 and December 31, 2012, the Company’s outstanding long-term debt consisted of the following:

(In thousands)
	June 30, 2013	December 31, 2012

CoBank (fixed term loan)	$478	$1,876
Term Loan A	230,000	230,000
Other debt	239	301
	230,717	232,177
Current maturities	517	1,977
Total long-term debt	$230,200	$230,200

As of June 30, 2013, the Company was in compliance with the covenants in its Credit Agreement.

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly-owned subsidiaries.  These subsidiaries provide wireless personal communications services (as a Sprint PCS Affiliate), local exchange telephone services, video, internet and data services, long distance, fiber optics facilities, and leased tower facilities. The Company has the following three reportable segments, which it operates and manages as strategic business units organized by lines of business:

*	The Wireless segment provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, as a Sprint PCS Affiliate. This segment also owns cell site towers built on leased land, and leases space on these towers to both affiliates and non-affiliated service providers.

*	The Cable segment provides video, internet and voice services in franchise areas in Virginia, West Virginia and portions of western Maryland, and leases fiber optic facilities throughout its service area.

*	The Wireline segment provides regulated and unregulated voice services, dial-up and DSL internet access, and long-distance access services throughout Shenandoah County and portions of Rockingham and Augusta Counties, Virginia, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland.

*	A fourth segment, Other, primarily includes Shenandoah Telecommunications Company, the parent holding company.

Index
Results of Operations

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

Consolidated Results

The Company’s consolidated results from continuing operations for the second quarters of 2013 and 2012 are summarized as follows:

(in thousands)	Three Months Ended June 30,		Change
	2013	2012	$	%

Operating revenues	$77,454	$71,378	$6,076	8.5
Operating expenses	62,954	60,241	2,713	4.5
Operating income	14,500	11,137	3,363	30.2

Interest expense	(2,068)	(1,522)	(546)	(35.9)
Other income (expense)	488	391	97	24.8
Income before taxes	12,920	10,006	2,914	29.1
Income tax expense	5,078	4,284	794	18.5
Net income from continuing operations	$7,842	$5,722	$2,120	37.0

Operating revenues

For the three months ended June 30, 2013, operating revenues increased $6.1 million, or 8.5%. Wireless segment revenues increased $5.5 million compared to the second quarter of 2012.  Net postpaid service revenues increased $3.4 million, as data fees on smartphones increased $1.5 million and 4.6% year-over-year growth in average postpaid subscribers added an additional $1.9 million.  Net prepaid service revenues grew $2.8 million, or 36.2%, as average prepaid subscribers increased 15.3% in 2013 over 2012. Other Wireless segment revenues declined $0.7 million. Cable segment revenues increased $1.1 million due to a 2.7% increase in average revenue generating units and a 5.5% average price increase, compared to the 2012 period.

Operating expenses

For the three months ended June 30, 2013, operating expenses increased $2.7 million, or 4.5%, compared to the 2012 period.  Wireless segment expenses grew $2.9 million, driven by increases in prepaid expenses of $1.1 million, network costs of $1.0 million and depreciation and amortization of $1.0 million. Growth in prepaid expenses included a $0.8 million increase in marketing costs, while the increased network costs were largely the result of the Network Vision upgrades. The increase in Wireless segment depreciation and amortization expense was due primarily to a 2012 favorable adjustment of $0.9 million related to asset retirement obligations associated with the upgrades. Cable segment operating expenses increased $0.7 million, including $0.4 million in programming costs.  Wireline segment operating expenses decreased $0.3 million.

Interest and other income (expense)

Changes in interest and other income (expense) included increased interest expense on higher outstanding debt balances, partially offset by additional patronage income from CoBank. The changes were driven by the refinancing of debt in the third quarter of 2012, as well as lower gains recorded on other investments.

Income tax expense

The Company’s effective tax rate on income from continuing operations decreased from 42.8% in the quarter ended June 30, 2012 to 39.3% in the 2013 quarter principally due to changes in the form and simplification of the structure of the Company’s subsidiaries undertaken in 2012.

Index
Net income from continuing operations

For the three months ended June 30, 2013, net income from continuing operations increased $2.1 million, or 37.0%, reflecting growth in subscriber counts and revenue per subscriber in both the Wireless and Cable segments, partially offset by increases in operating expenses incurred in support of this growth and the network costs associated with the Company’s participation in the Network Vision project, and higher interest expenses.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

Consolidated Results

The Company’s consolidated results from continuing operations for the first six months of 2013 and 2012 are summarized as follows:

(in thousands)	Six Months Ended June 30,		Change
	2013	2012	$	%

Operating revenues	$153,463	$140,201	$13,262	9.5
Operating expenses	123,755	120,246	3,509	2.9
Operating income	29,708	19,955	9,753	48.9

Interest expense	(4,220)	(3,317)	(903)	(27.2)
Other income (expense)	1,157	1,049	108	10.3
Income before taxes	26,645	17,687	8,958	50.6
Income tax expense	10,452	7,558	2,894	38.3
Net income from continuing operations	$16,193	$10,129	$6,064	59.9

Operating revenues

For the six months ended June 30, 2013, operating revenues increased $13.3 million, or 9.5%. Wireless segment revenues increased $11.0 million compared to the first six months of 2012.  Net postpaid service revenues increased $7.1 million, as data fees on smartphones increased $3.2 million and 5.0% year-over-year growth in average postpaid subscribers added an additional $3.9 million.  Net prepaid service revenues grew $4.7 million, or 32.1%, as average prepaid subscribers increased 16.9% in 2013 over 2012. Other Wireless segment revenues declined $0.8 million. Cable segment revenues increased $2.5 million due to a 2.6% increase in average revenue generating units and a 5.5% average price increase, compared to the 2012 period.

Operating expenses

For the six months ended June 30, 2013, operating expenses increased $3.5 million, or 2.9%, compared to the 2012 period.  Wireless prepaid expenses increased $2.5 million, including $1.6 million for marketing costs. Wireless segment network costs increased $2.2 million due to rent and backhaul increases associated with the Network Vision upgrade.  Postpaid handset costs declined $1.0 million primarily due to fewer handsets sold through Company-controlled channels in 2013.  Depreciation and amortization expense declined $0.7 million due to less accelerated depreciation in 2013 versus 2012, partly offset by a 2012 favorable depreciation adjustment of $0.9 million.  Advertising and commissions expenses decreased $0.6 million from 2012 levels.  Cable segment operating expenses increased $0.9 million, including $0.4 million in programming costs and $0.4 million in advertising costs.  Wireline segment operating expenses increased $0.8 million, with an increase in network costs of $0.4 million and depreciation of $0.3 million accounting for most of the increase.  Parent company operating expenses decreased $0.3 million.

Index
Interest and other income (expense)

Changes in interest and other income (expense) included increased interest expense on higher outstanding debt balances, partially offset by additional patronage income from CoBank. The changes were driven by the refinancing of debt in the third quarter of 2012, as well as lower gains recorded on other investments.

Income tax expense

The Company’s effective tax rate on income from continuing operations decreased from 42.7% in the six months ended June 30, 2012 to 39.2% in the 2013 period, principally due to changes in the form and simplification of the structure of the Company’s subsidiaries undertaken in 2012.

Net income from continuing operations

For the six months ended June 30, 2013, net income from continuing operations increased $6.1 million, or 59.9%, reflecting growth in subscriber counts and revenue per subscriber in both the Wireless and Cable segments, partially offset by increases in operating expenses incurred in support of this growth and the network costs associated with the Company’s participation in the Network Vision project, and higher interest expenses.

Wireless

The Company’s Wireless segment provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, through Shenandoah Personal Communications LLC (“PCS”), a Sprint PCS Affiliate.  This segment also leases land on which it builds Company-owned cell towers, which it leases to affiliated and non-affiliated wireless service providers, throughout the same four-state area described above, through Shenandoah Mobile LLC (“Mobile”).

PCS receives revenues from Sprint for subscribers that obtain service in PCS’s network coverage area.  PCS relies on Sprint to provide timely, accurate and complete information to record the appropriate revenue for each financial period.  Postpaid revenues received from Sprint are recorded net of certain fees totaling 20% of net postpaid billed revenue retained by Sprint.  These fees include an 8% management fee and a 12% net service fee.  Sprint also retains a 6% management fee on prepaid revenues.

During the first quarter of 2012, the Company amended its affiliate agreement with Sprint to allow the Company to offer 4G LTE service on the Company’s Wireless network.  The 4G service uses base station equipment acquired from Alcatel-Lucent in conjunction with Sprint’s Network Vision project. There was no immediate change to the fees paid to Sprint, but the net service fee cap that had been 12% of net billed revenues was increased to 14% on July 1, 2013.  Based upon an analysis of the balance of payments between Sprint and Shentel, Sprint has given Shentel thirty days’ advance written notice that the net service fee will increase to 14%, effective August 1, 2013.

The following tables show selected operating statistics of the Wireless segment as of the dates shown:

	June 30,	Dec. 31,	June 30,	Dec. 31,
	2013	2012	2012	2011
Retail PCS Subscribers – Postpaid	266,297	262,892	255,025	248,620
Retail PCS Subscribers – Prepaid	131,372	128,177	117,070	107,100
PCS Market POPS (000) (1)	2,393	2,390	2,408	2,388
PCS Covered POPS (000) (1)	2,063	2,057	2,064	2,055
CDMA Base Stations (sites)	525	516	510	509
LTE-enabled sites (2)	361	200	-	-
LTE-covered POPS (000) (1)	1,755	1,131	-	-
EVDO-enabled sites	478	444	434	433
EVDO Covered POPS (000) (1)	2,040	2,029	2,036	2,027
Towers	151	150	149	149
Non-affiliate cell site leases	219	216	216	219

Index
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Gross PCS Subscriber Additions – Postpaid	15,184	16,107	31,088	32,073
Net PCS Subscriber Additions – Postpaid	2,340	4,341	3,405	6,405
Gross PCS Subscriber Additions – Prepaid	18,307	15,043	39,729	34,407
Net PCS Subscriber Additions – Prepaid	(3,032)	2,686	3,195	9,971
PCS Average Monthly Retail Churn % - Postpaid	1.62%	1.55%	1.74%	1.71%
PCS Average Monthly Retail Churn % - Prepaid	5.33%	3.56%	4.62%	3.61%

1)	POPS refers to the estimated population of a given geographic area and is based on information purchased from third parties. Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the Company’s network.
2)	LTE-enabled sites refers to cell sites with both 4G LTE equipment and Ethernet backhaul in service.

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

(in thousands)	Three Months Ended June 30,		Change
	2013	2012	$	%

Segment operating revenues
Wireless service revenue	$46,362	$40,187	$6,175	15.4
Tower lease revenue	2,576	2,280	296	13.0
Equipment revenue	1,270	1,341	(71)	(5.3)
Other revenue	(442)	455	(897)	(197.1)
Total segment operating revenues	49,766	44,263	5,503	12.4
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	17,854	16,917	937	5.5
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	9,064	8,102	962	11.9
Depreciation and amortization	7,782	6,753	1,029	15.2
Total segment operating expenses	34,700	31,772	2,928	9.2
Segment operating income	$15,066	$12,491	$2,575	20.6

Operating revenues

Wireless service revenue increased $6.2 million, or 15.4%, for the three months ended June 30, 2013, compared to the comparable 2012 period.  Net postpaid service revenues increased $3.4 million, as data fees on smartphones increased $1.5 million and 4.6% year-over-year growth in average postpaid subscribers added an additional $1.9 million.  Net prepaid service revenues grew $2.8 million, or 36.2%, as average prepaid subscribers increased 15.3% in 2013 over 2012.

The increase in tower lease revenue resulted primarily from rent increases related to tenants installing 4G equipment on our towers.

The decrease in other revenue primarily resulted from a $0.5 million adjustment to straight-line rent accruals at a small number of sites related to termination of Sprint iDEN leases and from a $0.2 million decline in federal Universal Service Fund (“USF”) revenue from Sprint.

Index
As stated above, Sprint has notified Shentel of their intention to increase the net service fee to 14%, the maximum allowed under the contract, effective August 1, 2013. This is expected to reduce revenue by approximately $0.3 million per month based on current activity.

Cost of goods and services

Cost of goods and services increased $0.9 million, or 5.5%, in 2013 from the second quarter of 2012.  Network costs increased $1.0 million, primarily due to increases in rent and backhaul associated with the Network Vision project. Maintenance expense grew $0.3 million due to increases in maintenance contracts that support the upgraded wireless network. Postpaid handset costs decreased $0.3 million primarily due to fewer handsets sold through Company-controlled channels in 2013.

Selling, general and administrative

Selling, general and administrative costs increased $1.0 million, or 11.9%, in the first three months of 2013 over the comparable 2012 period.  Costs associated with supporting the existing prepaid subscriber base accounted for $0.9 million of the increase, while costs to add new prepaid subscribers increased $0.3 million. Advertising and commission expenses associated with postpaid activities decreased a total of $0.3 million.

Depreciation and amortization

Depreciation and amortization increased $1.0 million in the second quarter of 2013 over the comparable 2012 period, due primarily to a 2012 favorable adjustment of $0.9 million related to asset retirement obligations associated with the upgrades. Network Vision-related accelerated depreciation in the second quarter of 2013 totaled $1.8 million, flat against the $1.8 million in the second quarter of 2012.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

(in thousands)	Six Months Ended June 30,		Change
	2013	2012	$	%

Segment operating revenues
Wireless service revenue	$90,427	$78,589	$11,838	15.1
Tower lease revenue	5,137	4,530	607	13.4
Equipment revenue	2,602	2,871	(269)	(9.4)
Other revenue	(243)	941	(1,184)	(125.8)
Total segment operating revenues	97,923	86,931	10,992	12.6
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	35,385	33,310	2,075	6.2
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	17,835	16,096	1,739	10.8
Depreciation and amortization	13,809	14,510	(701)	(4.8)
Total segment operating expenses	67,029	63,916	3,113	4.9
Segment operating income	$30,894	$23,015	$7,879	34.2

Operating revenues

Wireless service revenue increased $11.8 million, or 15.1%, for the six months ended June 30, 2013, compared to the comparable 2012 period.  Net postpaid service revenues increased $7.1 million, as data fees on smartphones increased $3.2 million in 2013 from the first half of 2012, while 5.0% growth in period-over-period average postpaid subscribers added an additional $3.9 million to net postpaid service revenue.  Net prepaid service revenues grew $4.7 million, or 32.1%, compared to the six months ended June 30, 2012.  Average prepaid subscribers increased nearly 17% in 2013 over 2012, with changes in the mix of subscribers accounting for the remainder of the increase in prepaid service revenues.

Index
The increase in tower lease revenue resulted primarily from rent increases related to tenants installing 4G equipment on our towers.

The decrease in other revenue primarily resulted from a $0.5 million adjustment to straight-line rent accruals at a small number of sites related to termination of Sprint iDEN leases and from a $0.2 million decline in federal Universal Service Fund (“USF”) revenue from Sprint.

Cost of goods and services

Cost of goods and services increased $2.1 million, or 6.2%, in 2013 from the first half of 2012.  Network costs increased $2.2 million, primarily due to increases in rent and backhaul associated with the Network Vision project. Maintenance expense grew $0.6 million due to increases in maintenance contracts that support the upgraded wireless network. Prepaid support costs increased $0.3 million as a result of the growing subscriber base. Postpaid handset costs decreased $1.0 million primarily due to fewer handsets sold through Company-controlled channels in 2013.

Selling, general and administrative

Selling, general and administrative costs increased $1.7 million, or 10.8%, in the first six months of 2013 over the comparable 2012 period.  Costs associated with supporting the existing prepaid subscriber base accounted for $1.5 million of the increase, while costs to add new prepaid subscribers increased $0.7 million. Advertising and commission expenses associated with postpaid activities decreased a total of $0.6 million.

Depreciation and amortization

Depreciation and amortization decreased $0.7 million in 2013 over the 2012 first half. Accelerated depreciation on assets to be replaced during Network Vision upgrades decreased from $4.0 million in the prior year period to $2.6 million in the current period.  The decrease in accelerated depreciation was partially offset by a 2012 favorable adjustment of $0.9 million related to asset retirement obligations associated with the upgrades.

Cable

The Cable segment provides analog, digital and high-definition television service under franchise agreements in Virginia, West Virginia and portions of western Maryland, as well as internet and voice services in these markets.

The following table shows selected operating statistics of the Cable segment as of the dates shown:

Index
	June 30, 2013	Dec. 31, 2012	June 30, 2012	Dec. 31, 2011

Homes Passed (1)	184,615	184,533	183,190	182,156
Customer Relationships (2)
Video customers	57,826	59,089	60,635	62,835
Non-video customers	16,731	15,709	14,091	12,513
Total customer relationships	74,557	74,798	74,726	75,348
Video
Customers (3)	59,929	61,559	62,737	64,979
Penetration (4)	32.5%	33.4%	34.2%	35.7%
Digital video penetration (5)	40.2%	39.5%	39.1%	39.0%
High-speed Internet
Available Homes (6)	166,675	163,273	157,153	156,119
Customers (3)	42,564	41,025	38,623	37,021
Penetration (4)	25.5%	25.1%	24.6%	23.7%
Voice
Available Homes (6)	161,709	154,552	150,759	143,235
Customers (3)	13,622	12,307	11,133	9,881
Penetration (4)	8.4%	8.0%	7.4%	6.9%
Total Revenue Generating Units (7)	116,115	114,891	112,493	111,881
Total Fiber Miles (8)	41,394	39,418	35,518	34,772
Fiber Route Miles	2,234	2,077	2,007	1,990

1)	Homes and businesses are considered passed (“homes passed”) if we can connect them to our distribution system without further extending the transmission lines. Homes passed is an estimate based upon the best available information.
2)	Customer relationships represent the number of customers who receive at least one of our services.
3)	Generally, a dwelling or commercial unit with one or more television sets connected to our distribution system counts as one video customer. Where services are provided on a bulk basis, such as to hotels and some multi-dwelling units, the revenue charged to the customer is divided by the rate for comparable service in the local market to determine the number of customer equivalents included in the customer counts shown above.
4)	Penetration is calculated by dividing the number of customers by the number of homes passed or available homes, as appropriate.
5)	Digital video penetration is calculated by dividing the number of digital video customers by total video customers. Digital video customers are video customers who receive any level of video service via digital transmission. A dwelling with one or more digital set-top boxes counts as one digital video customer.
6)	Homes and businesses are considered available (“available homes”) if we can connect them to our distribution system without further extending the transmission lines and if we offer the service in that area. Homes passed in Shenandoah County are excluded from available homes as we do not offer high-speed internet or voice services over our co-axial distribution network in this market.
7)	Revenue generating units are the sum of video, voice and high-speed internet customers.
8)	Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Index
Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

(in thousands)	Three Months Ended June 30,		Change
	2013	2012	$	%

Segment operating revenues
Service revenue	$17,564	$16,356	$1,208	7.4
Equipment and other revenue	2,580	2,656	(76)	(2.9)
Total segment operating revenues	20,144	19,012	1,132	6.0

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	12,353	11,560	793	6.9
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	5,566	5,254	312	5.9
Depreciation and amortization	5,847	6,203	(356)	(5.7)
Total segment operating expenses	23,766	23,017	749	3.3
Segment operating loss	$(3,622)	$(4,005)	$383	(9.6)

Operating revenues

Cable segment service revenue increased $1.2 million, or 7.4%, due to a 2.7% increase in average revenue generating units, video price increases averaging 5.5% implemented in the first quarter of 2013 driven by rising programming costs, and customers selecting higher-priced digital TV services and higher-speed data access packages.

Operating expenses

Cable segment cost of goods and services increased $0.8 million, or 6.9% principally due to higher programming, network and maintenance expenses.  Cable programming costs increased $0.4 million as the impact of rising rates per subscriber outpaced declining video subscriber counts. Network and maintenance expenses increased a total of $0.3 million due to costs to support network growth.

Selling, general and administrative expenses have increased principally due to increases in customer service costs and advertising costs, offset partly by lower charges for bad debts.

The decrease in depreciation and amortization expense consists of $0.6 million lower amortization on customer base intangibles established in the cable acquisitions, which amortize at accelerated rates that decline with each anniversary of their establishment, partially offset by higher depreciation expense on assets placed in service.

Index
Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

(in thousands)	Six Months Ended June 30,		Change
	2013	2012	$	%

Segment operating revenues
Service revenue	$34,945	$32,410	$2,535	7.8
Equipment and other revenue	5,104	5,187	(83)	(1.6)
Total segment operating revenues	40,049	37,597	2,452	6.5

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	24,642	23,786	856	3.6
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	11,004	10,301	703	6.8
Depreciation and amortization	11,411	12,055	(644)	(5.3)
Total segment operating expenses	47,057	46,142	915	2.0
Segment operating loss	$(7,008)	$(8,545)	$1,537	(18.0)

Operating revenues

Cable segment service revenue increased $2.5 million, or 7.8%, due to a 2.6% increase in average revenue generating units, video price increases averaging 5.5% implemented in the first quarter 2013 driven by rising programming costs, and customers selecting higher priced digital TV services and higher speed data access packages.

Operating expenses

Cable segment cost of goods and services increased $0.9 million, or 3.6%, principally due to higher programming, network and maintenance expenses.  Cable programming costs increased $0.4 million as the impact of rising rates per subscriber outpaced declining video subscriber counts. Network and maintenance expenses each increased $0.2 million due to costs to support the year-over-year growth of the network.

Selling, general and administrative expenses have increased principally due to increases in advertising costs and customer service costs, offset partly by lower charges for bad debts.

The decrease in depreciation and amortization expense consists of $1.1 million lower amortization on customer base intangibles established in the cable acquisitions, which amortize at accelerated rates that decline with each anniversary of their establishment, partially offset by higher depreciation expense on assets placed in service.

Wireline

The Wireline segment is comprised of several subsidiaries providing telecommunications services.  Through these subsidiaries, this segment provides regulated and unregulated voice services, DSL internet access, and long distance access services throughout Shenandoah County and portions of northwestern Augusta and Rockingham Counties, Virginia. This segment also leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland.

Index
	June 30,	Dec. 31,	June 30,	Dec. 31,
	2013	2012	2012	2011

Wireline Segment
Telephone Access Lines	22,419	22,297	22,670	23,083
Long Distance Subscribers	10,065	10,157	10,380	10,483
DSL Subscribers	12,576	12,567	12,505	12,351
Total Fiber Miles (1)	84,414	84,107	81,844	78,523
Fiber Route Miles	1,430	1,420	1,378	1,349

(1)	Total fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

(in thousands)	Three Months Ended June 30,		Change
	2013	2012	$	%

Segment operating revenues
Service revenue	$4,319	$4,118	$201	4.9
Access revenue	3,067	3,042	25	0.8
Facilities lease revenue	5,642	5,252	390	7.4
Equipment revenue	9	14	(5)	(35.7)
Other revenue	805	1,356	(551)	(40.6)
Total segment operating revenues	13,842	13,782	60	0.4
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	6,084	6,518	(434)	(6.7)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,661	1,638	23	1.4
Depreciation and amortization	2,433	2,285	148	6.5
Total segment operating expenses	10,178	10,441	(263)	(2.5)
Segment operating income	$3,664	$3,341	$323	9.7

Operating revenues

Total operating revenues in the quarter ended June 30, 2013 were flat against the comparable 2012 period.  Increases in service revenue resulted primarily from contracts to lease fiber facilities and provide internet access to third parties.  Facilities lease revenue increased largely due to affiliate billings associated with Network Vision upgrades in the Wireless segment. Other revenue decreased due to the conclusion of billings for transition services to buyers of Converged Services’ properties (coupled with a corresponding decrease in costs of goods and services mentioned below).

Operating expenses

Operating expenses overall decreased $0.3 million, or 2.5%, in the quarter ended June 30, 2013, compared to the 2012 quarter. The decrease in cost of goods and services was related to the decline in transition services for Converged Services properties. The increase in depreciation resulted from additions to switch and circuit equipment in support of fiber and other service contract revenue increases as discussed above.

Index
Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

(in thousands)	Six Months Ended June 30,		Change
	2013	2012	$	%

Segment operating revenues
Service revenue	$8,564	$8,247	$317	3.8
Access revenue	6,314	6,035	279	4.6
Facilities lease revenue	10,790	10,304	486	4.7
Equipment revenue	15	20	(5)	(25.0)
Other revenue	1,867	2,085	(218)	(10.5)
Total segment operating revenues	27,550	26,691	859	3.2
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	12,183	11,747	436	3.7
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	3,371	3,354	17	0.5
Depreciation and amortization	4,805	4,458	347	7.8
Total segment operating expenses	20,359	19,559	800	4.1
Segment operating income	$7,191	$7,132	$59	0.8

Operating revenues

Total operating revenues increased $0.9 million in the six months ended June 30, 2013, up from the comparable 2012 period.  The increase in service revenue resulted primarily from contracts to lease fiber facilities and provide internet access to third parties.  Access revenue increased primarily due to the Company’s mid-2012 decision to re-tariff DSL rates. Facilities lease revenue increased due to the addition of affiliate and non-affiliated leased circuits. Other revenue decreased due to the conclusion of billings for transition services to buyers of Converged Services’ properties (coupled with a corresponding decrease in costs of goods and services mentioned below).

Operating expenses

Operating expenses overall increased $0.8 million, or 4.1%, in the six months ended June 30, 2013, compared to the 2012 six month period. The increase in cost of goods and services resulted primarily from costs to provide services to PCS, Shenandoah Cable and other customers, related to the increases in revenues shown above. The increase was partially offset by a $0.4 million decline in costs to support the transitioning Converged Services properties.  The increase in depreciation resulted from additions to switch and circuit equipment in support of fiber and other service contract revenue increases as discussed above.

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

Adjusted OIBDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.  These limitations include the following:

•	it does not reflect capital expenditures;
•	many of the assets being depreciated and amortized will have to be replaced in the future and adjusted OIBDA does not reflect cash requirements for such replacements;
•	it does not reflect costs associated with share-based awards exchanged for employee services;
•	it does not reflect interest expense necessary to service interest or principal payments on indebtedness;
•	it does not reflect expenses incurred for the payment of income taxes; and
•	other companies, including companies in our industry, may calculate adjusted OIBDA differently than we do, limiting its usefulness as a comparative measure.

In light of these limitations, management considers adjusted OIBDA as a financial performance measure that supplements but does not replace the information reflected in our GAAP results.

The following table shows adjusted OIBDA for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)
	2013	2012	2013	2012
Adjusted OIBDA	$31,260	$28,472	$60,894	$55,180

Index
The following table reconciles adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure, for the three and six months ended June 30, 2013 and 2012:

Consolidated:
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating income	$14,500	$11,137	$29,708	$19,955
Plus depreciation and amortization	16,071	15,259	30,042	31,066
Adjusted prepaid results	-	1,562	-	3,257
Plus (gain) loss on asset sales	152	(9)	234	24
Plus share based compensation expense	537	523	910	878
Adjusted OIBDA	$31,260	$28,472	$60,894	$55,180

Adjusted prepaid results refers to the impact on the three and six month periods of 2012 had Sprint calculated prepaid costs consistent with the adjustment received from Sprint in the fourth quarter of 2012, related to the previous nine quarters, and recorded in the fourth quarter of 2012.

The following tables reconcile adjusted OIBDA to operating income by major segment for the three and six months ended June 30, 2013 and 2012:

Wireless Segment: (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating income	$15,066	$12,491	$30,894	$23,015
Plus depreciation and amortization	7,782	6,753	13,809	14,510
Adjusted prepaid results	-	1,562	-	3,257
Plus loss on asset sales	11	-	100	4
Plus share based compensation expense	152	152	262	256
Adjusted OIBDA	$23,011	$20,958	$45,065	$41,042

Cable Segment: (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating income (loss)	$(3,622)	$(4,005)	$(7,008)	$(8,545)
Plus depreciation and amortization	5,847	6,203	11,411	12,055
Plus (gain) loss on asset sales	28	(30)	9	(21)
Plus share based compensation expense	236	218	398	366
Adjusted OIBDA	$2,489	$2,386	$4,810	$3,855

Index
Wireline Segment: (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating income	$3,664	$3,341	$7,191	$7,132
Plus depreciation and amortization	2,433	2,285	4,805	4,458
Plus loss on asset sales	113	21	124	41
Plus share based compensation expense	114	120	191	202
Adjusted OIBDA	$6,324	$5,767	$12,311	$11,833

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

Sources and Uses of Cash. The Company generated $52.2 million of net cash from operations in the first six months of 2013, compared to $44.5 million in the first six months of 2012.  Net income increased from the 2012 period to 2013, including the effects of non-cash items such as depreciation, amortization, deferred income taxes and provisions for bad debt.  The increase in net income was partially offset by a decrease in cash provided by net changes in assets and liabilities.

Indebtedness. As of June 30, 2013, the Company’s indebtedness totaled $230.7 million, with an annualized overall weighted average interest rate of approximately 3.60% after considering the impact of swap contracts. Following the expiration of the 2010 swap and payoff of fixed rate debt during the third quarter of 2013, the weighted average interest rate is expected to approximate 3.41% at current LIBOR rates.  The Company has $50 million available under the Revolving Facility, and the right to borrow up to $100 million under one or more Incremental Term Loan facilities, subject to certain restrictions.  The Revolving Facility and Incremental Term Loan Facility are both subject to the terms of the Restated and Amended Credit Agreement entered into in September 2012.

The Company is bound by certain financial covenants under its Credit Agreement. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. As of June 30, 2013, the Company was in compliance with all debt covenants, and ratios at June 30, 2013 were as follows:

	Actual	Covenant Requirement at June 30, 2013
Total Leverage Ratio	1.89	3.00 or Lower
Debt Service Coverage Ratio	8.98	2.50 or Higher
Equity to Assets Ratio	38.3%	30.0% or Higher

In accordance with the Credit Agreement, the total leverage and debt service coverage ratios noted above are based on the twelve months ended June 30, 2013. In addition to the covenants above, the Company is required to supply the lender with quarterly financial statements and other reports as defined by the Credit Agreement. As a result of the improved leverage ratio reported as of March 31, 2013, effective May 28, 2013, the margin over LIBOR on the Company’s variable rate debt was reduced from 2.75% to 2.50%. The Company was in compliance with all reporting requirements at June 30, 2013.

The Company has no off-balance sheet arrangements (other than operating leases) and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. Capital expenditures budgeted for 2013 total $125.2 million.  Planned spending contemplates the replacement of remaining base stations in our wireless network as part of Sprint’s Network Vision project started in 2012, as well as adding capacity to our PCS network, new towers to support the expansion of PCS network capacity, and ongoing spending to expand and upgrade our fiber networks and information technology capabilities.  Cable segment capital spending for 2013 includes spending for upgrades of the last acquired Cable markets, extensions of current systems and other continuing cable segment expenditures.

Index
For the first six months of 2013, the Company spent $48.5 million on capital projects, compared to $32.3 million in the comparable 2012 period.  Spending related to Wireless projects accounted for $35.0 million in the first six months of 2013, primarily for base station upgrades, while Cable capital spending of $6.6 million related to network upgrades to support new services or customers. Wireline projects accounted for $4.5 million, driven primarily by fiber builds and switching/routing capability.  Other projects totaled $2.4 million, largely related to information technology projects.

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

The Company’s cash flows from operations could be adversely affected by events outside the Company’s control, including, without limitation, changes in overall economic conditions, regulatory requirements, changes in technologies, demand for its products, availability of labor resources and capital, changes in the Company’s relationship with Sprint, and other conditions.  The Wireless segment’s operations are dependent upon Sprint’s ability to execute certain functions such as billing, customer care, and collections; the subsidiary’s ability to develop and implement successful marketing programs and new products and services; and the subsidiary’s ability to effectively and economically manage other operating activities under the Company's agreements with Sprint.   The Company's ability to attract and maintain a sufficient customer base, particularly in the acquired cable markets, is also critical to its ability to maintain a positive cash flow from operations.  The foregoing events individually or collectively could affect the Company’s results.

Recently Issued Accounting Standards

There were no recently issued accounting standards, not adopted by the Company as of June 30, 2013, that are expected to have a material impact on the Company’s results of operations or financial condition.

Index
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of June 30, 2013, the Company had $230.0 million of variable rate debt outstanding, bearing interest at a rate of 2.70% as determined on a monthly basis. An increase in market interest rates of 1.00% would add approximately $2.3 million to annual interest expense, excluding the effect of interest rate swaps.  An additional $0.5 million of the Company’s outstanding debt has a fixed rate of 7.37% through maturity in August 2013; the remaining $0.2 million of outstanding debt bears no interest.  Due to the relatively short time frame to maturity of the fixed rate debt, market value approximates carrying value of the fixed rate debt.  The Company entered into two swap agreements that, through the maturity of the 2010 swap agreement on July 31, 2013, cover notional principal equal to nearly all of the outstanding variable rate debt to pay a blended fixed rate of just over 1.00% and receive a variable rate based on one month LIBOR; subsequently, the 2012 swap agreement covers notional principal equal to approximately 76% of the outstanding variable rate debt through maturity in 2019, requiring the Company to pay a fixed rate of 1.13% and receive a variable rate based on one month LIBOR, to manage a portion of its interest rate risk.   The 2012 swap currently adds approximately $1.6 million to annual interest expense, based on the spread between the fixed rate and the variable rate currently in effect on our debt.

The second component of interest rate risk consists of temporary excess cash, which can be invested in various short-term investment vehicles such as overnight repurchase agreements and Treasury bills with a maturity of less than 90 days.  The cash is currently invested in a combination of a commercial checking account that has limited interest rate risk and three money market mutual funds that contain a total investment of $35 million.  Management continues to evaluate the most beneficial use of these funds.

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

As of June 30, 2013, the Company has $6.4 million of cost and equity method investments.  Approximately $2.1 million is invested in privately held companies through investments with portfolio managers.  Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested.

Index
ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934.  The Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2013, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Other Matters Relating to Internal Control Over Financial Reporting

Under the Company’s agreements with Sprint, Sprint provides the Company with billing, collections, customer care, certain network operations and other back office services for the PCS operation. As a result, Sprint remits to the Company approximately 59% of the Company’s total operating revenues.  Due to this relationship, the Company necessarily relies on Sprint to provide accurate, timely and sufficient data and information to properly record the Company’s revenues, and accounts receivable, which underlie a substantial portion of the Company’s periodic financial statements and other financial disclosures.

Information provided by Sprint includes reports regarding the subscriber accounts receivable in the Company’s markets.  Sprint provides the Company with monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level.  The Company reviews these various reports to identify discrepancies or errors.  Under the Company’s agreements with Sprint, the Company is entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 20.0% of revenue retained by Sprint.  Effective August 1, 2013, Sprint’s revenue retention will increase to 22.0%. Because of the Company’s reliance on Sprint for financial information, the Company must depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint’s other Sprint PCS affiliate network partners.  To address this issue, Sprint engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness” under guidance provided in Statements on Standards for Attestation Engagements No. 16 (“SSAE 16”).  The report is provided to the Company on an annual basis and covers a nine-month period. The most recent report covered the period from January 1, 2012 to September 30, 2012.  The most recent report indicated there were no material issues which would adversely affect the information used to support the recording of the revenues provided by Sprint related to the Company’s relationship with them.

Index
PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors

As previously discussed, our actual results could differ materially from our forward-looking statements. Except as described below, there have been no material changes in the risk factors  from those described in Part 1, Item 1A of  the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Since December 31, 2012, the proposed transaction between Sprint Nextel and Softbank Corp. has been completed and Sprint Nextel will now be known as Sprint Corp.  Sprint has completed their proposed acquisition of the portion of Clearwire they did not previously own, and Softbank Corp. has announced that it will invest an additional $16 billion in Sprint primarily for investment in Sprint’s network over the next two years, and that it will not make significant changes to Sprint’s corporate structure or senior management team.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In conjunction with exercises of stock options and distributions of vested share awards, the Company periodically repurchases shares from recipients to cover some of the exercise price of the options being exercised or taxes payable associated with the distribution of shares.  The following table provides information about the Company’s repurchases of shares during the three months ended June 30, 2013:

	Number of Shares Purchased	Average Price Paid per Share
April 1 to April 30	366	$16.01
May 1 to May 31	7,174	$17.48
June 1 to June 30	2,587	$16.91

Total	10,127	$17.28

Index

ITEM 6.	Exhibits

(a) The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY
(Registrant)

/s/Adele M. Skolits
Adele M. Skolits
Vice President - Finance and Chief Financial Officer
Date: August 2, 2013

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