Form 10-Q
period 2013-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2013-11-01
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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
Yes ☐    No ☑

The number of shares of the registrant’s common stock outstanding on October 24, 2013 was 24,016,499.

SHENANDOAH TELECOMMUNICATIONS COMPANY

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	September 30, 2013	December 31, 2012

Current Assets
Cash and cash equivalents	$61,955	$71,086
Accounts receivable, net	24,255	25,274
Income taxes receivable	10,329	4,705
Materials and supplies	8,807	9,789
Prepaid expenses and other	5,602	4,749
Deferred income taxes	1,022	832
Total current assets	111,970	116,435

Investments, including $2,325 and $2,064 carried at fair value	8,976	8,214

Property, plant and equipment, net	395,456	365,474

Other Assets
Intangible assets, net	71,673	74,942
Deferred charges and other assets, net	9,424	5,675
Net other assets	81,097	80,617
Total assets	$597,499	$570,740

See accompanying notes to unaudited condensed consolidated financial statements.

(Continued)

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY	September 30, 2013	December 31, 2012

Current Liabilities
Current maturities of long-term debt	$-	$1,977
Accounts payable	23,631	31,729
Advanced billings and customer deposits	11,161	11,190
Accrued compensation	3,852	2,671
Accrued liabilities and other	9,823	10,573
Total current liabilities	48,467	58,140

Long-term debt, less current maturities	230,200	230,200

Other Long-Term Liabilities
Deferred income taxes	64,954	57,896
Deferred lease payable	5,884	4,903
Asset retirement obligations	6,214	5,896
Other liabilities	6,893	5,857
Total other liabilities	83,945	74,552

Commitments and Contingencies

Shareholders' Equity
Common stock	25,908	24,688
Accumulated other comprehensive income (loss)	2,046	(863)
Retained earnings	206,933	184,023
Total shareholders' equity	234,887	207,848

Total liabilities and shareholders' equity	$597,499	$570,740

See accompanying notes to unaudited condensed consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Operating revenues	$77,513	$72,876	$230,976	$213,077
Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	31,778	32,995	93,006	92,067
Selling, general, and administrative, exclusive of depreciation and amortization shown separately below	17,481	17,680	49,966	47,788
Depreciation and amortization	14,992	16,794	45,034	47,860
Total operating expenses	64,251	67,469	188,006	187,715
Operating income	13,262	5,407	42,970	25,362

Other income (expense):
Interest expense	(2,050)	(2,323)	(6,270)	(5,641)
Gain (loss) on investments, net	348	212	526	815
Non-operating income, net	377	169	1,356	616
Income from continuing operations before income taxes	11,937	3,465	38,582	21,152

Income tax expense	5,220	2,050	15,672	9,608
Net income from continuing operations	6,717	1,415	22,910	11,544
Losses from discontinued operations, net of tax benefits of $0, $29, $0, and $97, respectively	-	(54)	-	(157)
Net income	$6,717	$1,361	$22,910	$11,387
Other comprehensive income:
Unrealized (loss) gain on interest rate hedge, net of tax	(398)	(1,136)	2,909	(1,136)
Comprehensive income	$6,319	$225	$25,819	$10,251

Basic and diluted income (loss) per share:
Net income from continuing operations	$0.28	$0.06	$0.95	$0.48
Losses from discontinued operations	-	-	-	(0.01)
Net income	$0.28	$0.06	$0.95	$0.47

Weighted average shares outstanding, basic	24,010	23,875	23,993	23,858
Weighted average shares, diluted	24,125	23,956	24,078	23,905

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2011	23,838	$22,043	$175,616	$-	$197,659

Net income	-	-	16,303	-	16,303
Other comprehensive loss, net of tax	-	-	-	(863)	(863)
Dividends declared ($0.33 per share)	-	-	(7,896)	-	(7,896)
Dividends reinvested in common stock	37	493	-	-	493
Stock based compensation	-	1,842	-	-	1,842
Common stock issued through exercise of incentive stock options	55	404	-	-	404
Common stock issued for share awards	45	-	-	-	-
Common stock issued	1	10	-	-	10
Common stock repurchased	(13)	(143)	-	-	(143)
Net excess tax benefit from stock options exercised	-	39	-	-	39

Balance, December 31, 2012	23,963	$24,688	$184,023	$(863)	$207,848

Net income	-	-	22,910	-	22,910
Other comprehensive income, net of tax	-	-	-	2,909	2,909
Stock based compensation	-	1,540	-	-	1,540
Stock options exercised	52	939			939
Common stock issued for share awards	68	-	-	-	-
Common stock issued	-	8	-	-	8
Common stock repurchased	(66)	(1,297)	-	-	(1,297)
Net excess tax benefit from stock options exercised	-	30	-	-	30
Balance, September 30, 2013	24,017	$25,908	$206,933	$2,046	$234,887

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2013	2012

Cash Flows From Operating Activities
Net income	$22,910	$11,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,749	42,692
Amortization	3,285	5,168
Provision for bad debt	1,504	2,135
Stock based compensation expense	1,540	1,425
Excess tax benefits on stock awards	(69)	(106)
Deferred income taxes	4,950	(4,473)
Net loss on disposal of equipment	234	64
Realized (gain) loss on disposal of investments	1	(35)
Unrealized gains on investments	(233)	(250)
Net (gain) loss from patronage and equity investments	(627)	(764)
Write-off unamortized loan fees	-	780
Other	1,976	1,215
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(510)	(5,298)
Materials and supplies	982	220
Income taxes receivable	(5,609)	12,495
Increase (decrease) in:
Accounts payable	885	(1,671)
Deferred lease payable	981	446
Income taxes payable	-	12,984
Other prepaids, deferrals and accruals	(431)	(959)

Net cash provided by operating activities	$73,518	$77,455

Cash Flows from Investing Activities
Purchase and construction of property, plant, and equipment	(80,784)	(53,611)
Proceeds from sale of assets	271	161
Cash received from sales of Converged Services' properties	25	3,265
Purchase of investment securities	(13)	-
Proceeds from sale of investment securities	110	1,203

Net cash used in investing activities	$(80,391)	$(48,982)

(Continued)

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2013	2012

Cash Flows From Financing Activities
Principal payments on long-term debt	$(1,977)	$(177,655)
Amount borrowed under debt agreements	-	230,000
Cash paid for debt issuance costs	-	(2,418)
Excess tax benefits on stock awards	69	106
Repurchases of stock	(1,297)	(144)
Proceeds from stock issuances	947	411

Net cash (used in) / provided by financing activities	$(2,258)	$50,300

Net (decrease) increase in cash and cash equivalents	$(9,131)	$78,773

Cash and cash equivalents:
Beginning	71,086	15,874
Ending	$61,955	$94,647

Supplemental Disclosures of Cash flow Information
Cash payments for:

Interest	$6,476	$4,738

Income taxes (received) paid	$16,330	$(11,491)

During 2013, the Company traded in certain PCS equipment and received credits of $14,242 against the purchase price of new equipment.

At September 30, 2013, accounts payable included approximately $15.6 million associated with capital expenditures related to the Network Vision project, down from approximately $25 million at December 31, 2012

See accompanying notes to unaudited condensed consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
As of June 30, 2013, all properties had been disposed of.  Revenues and losses before taxes associated with discontinued operations were $96 thousand and $83 thousand, respectively, for the three months ended September 30, 2012, and $1,061 thousand and $254 thousand, respectively, for the nine months ended September 30, 2012.  Comparable amounts for 2013 were not significant.

3.  Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Plant in service	$619,302	$586,216
Plant under construction	21,535	25,469
	640,837	611,685
Less accumulated amortization and depreciation	245,381	246,211
Net property, plant and equipment	$395,456	$365,474

During the first quarter of 2012, the Company entered into agreements with Sprint and Alcatel-Lucent to begin updating the Company’s Wireless network.  The update uses base station equipment acquired from Alcatel-Lucent in conjunction with Sprint’s wireless network upgrade plan known as Network Vision.  Beginning in the second quarter of 2012, the Company began replacing cell site equipment at a number of its cell sites.  As of September 30, 2013, 500 of its 525 sites had been upgraded. The remaining 25 sites will be upgraded when outstanding leasing and zoning issues are resolved. The Company accelerated depreciation on these assets so that net book value at time of trade-in would equal the value to be realized upon trade-in.  During 2012, the Company recognized approximately $8.4 million of accelerated depreciation expense for Network Vision related activities, including $7.1 million in the first nine months of 2012; the first nine months of 2013 included $3.1 million of accelerated depreciation expense.

4.  Earnings per share

Basic net income (loss) per share was computed on the weighted average number of shares outstanding.  Diluted net income (loss) per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options.  Of 764 thousand and 668 thousand shares and options outstanding at September 30, 2013 and 2012, respectively, 293 thousand and 346 thousand were anti-dilutive, respectively.  These options have been excluded from the computations of diluted earnings per share for their respective period.  There were no adjustments to net income for either period.

Index
5.  Investments Carried at Fair Value

Investments include $2.3 million and $2.1 million of investments carried at fair value as of September 30, 2013 and December 31, 2012, respectively, consisting of equity, bond and money market mutual funds.  These investments were acquired under a rabbi trust arrangement related to a non-qualified supplemental retirement plan maintained by the Company.  During the nine months ended September 30, 2013, the Company recognized $1 thousand in net losses on dispositions of investments, recognized $28 thousand in dividend and interest income from investments, and recorded net unrealized gains of $233 thousand on these investments.  Fair values for these investments held under the rabbi trust were determined by level 1 quoted market prices for the underlying mutual funds.

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

The Company entered into a pay-fixed, receive-variable interest rate swap of $63.3 million of notional principal in August 2010.  This interest rate swap was not designated as a cash flow hedge.  Changes in the fair value of interest rate swaps not designated as cash flow hedges are recorded in interest expense each reporting period.  Changes in fair value recorded in interest expense for the three months ended September 30, 2013 and 2012 were decreases of $33 thousand and $55 thousand, respectively; for the nine months ended September 30, 2013 and 2012, the changes were decreases of $239 thousand and $106 thousand, respectively. This swap expired in July 2013.

The Company entered into a pay-fixed, receive-variable interest rate swap of $174.6 million of notional principal in September 2012.  This interest rate swap was designated as a cash flow hedge.  The total outstanding notional amount of cash flow hedges was $174.6 million as of September 30, 2013.

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

Amounts reported in accumulated other comprehensive income related to the interest rate swap designated and that qualifies as a cash flow hedge are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2013, the Company estimates that $1.6 million will be reclassified as an increase to interest expense during the next twelve months due to the interest rate swap since the fixed interest rate paid on the hedge exceeds the variable interest rate on the debt.

Index
The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheet as of September 30, 2013 and December 31, 2012 (in thousands; amounts in parentheses indicate debits):

	Derivatives
		Fair Value as of
	Balance Sheet	September 30,	December 31,
	Location	2013	2012
Derivatives not designated as hedging instruments:
Interest rate swaps	Accrued liabilities and other	$-	$239
		$-	$239

Derivatives designated as hedging instruments:
Interest rate swaps	Accrued liabilities and other	$1,598	$1,613
	Deferred charges, and other assets net	(5,019)	(177)
Total derivatives designated as hedging instruments		$(3,421)	$1,436

The fair value of interest rate swaps is determined using a pricing model with inputs that are observable in the market (level 2 fair value inputs).

The table below presents change in accumulated other comprehensive income by component for the nine months ended September 30, 2013 (in thousands; amounts in parentheses indicate debits):

	Gains and (Losses) on Cash Flow Hedges	Income Taxes	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2012	$(1,436)	$573	$(863)
Other comprehensive income before reclassifications	3,623	(1,452)	2,171
Amounts reclassified from accumulated other comprehensive income (to interest expense)	1,234	(496)	738
Net current period other comprehensive income	4,857	(1,948)	2,909
Balance as of September 30, 2013	$3,421	$(1,375)	$2,046

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

The Wireline segment provides regulated and unregulated voice services, DSL internet access, and long distance access services throughout Shenandoah County and portions of northwestern Rockingham County and Augusta County, Virginia, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland.

Selected financial data for each segment is as follows:

Three months ended September 30, 2013

(in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$45,938	$17,630	$3,860	$-	$-	$67,428
Other	2,550	2,874	4,661	-	-	10,085
Total external revenues	48,488	20,504	8,521	-	-	77,513
Internal revenues	1,090	19	5,127	-	(6,236)	-
Total operating revenues	49,578	20,523	13,648	-	(6,236)	77,513

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	17,969	13,333	6,099	-	(5,623)	31,778
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	9,317	6,188	1,777	812	(613)	17,481
Depreciation and amortization	6,799	5,682	2,502	9	-	14,992
Total operating expenses	34,085	25,203	10,378	821	(6,236)	64,251
Operating income (loss)	$15,493	$(4,680)	$3,270	$(821)	$-	$13,262

Three months ended September 30, 2012

(in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$41,517	$16,509	$3,741	$-	$-	$61,767
Other	3,307	2,413	5,389	-	-	11,109
Total external revenues	44,824	18,922	9,130	-	-	72,876
Internal revenues	837	79	4,597	-	(5,513)	-
Total operating revenues	45,661	19,001	13,727	-	(5,513)	72,876

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	19,121	12,521	6,302	2	(4,951)	32,995
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	9,651	6,199	1,752	640	(562)	17,680
Depreciation and amortization	8,643	5,908	2,233	10	-	16,794
Total operating expenses	37,415	24,628	10,287	652	(5,513)	67,469
Operating income (loss)	$8,246	$(5,627)	$3,440	$(652)	$-	$5,407

Index
Nine months ended September 30, 2013

(in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$136,365	$52,575	$11,680	$-	$-	$200,620
Other	7,897	7,875	14,584	-	-	30,356
Total external revenues	144,262	60,450	26,264	-	-	230,976
Internal revenues	3,238	121	14,935	-	(18,294)	-
Total operating revenues	147,500	60,571	41,199	-	(18,294)	230,976

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	53,354	37,974	18,282	-	(16,604)	93,006
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	27,152	17,192	5,147	2,165	(1,690)	49,966
Depreciation and amortization	20,608	17,094	7,308	24	-	45,034
Total operating expenses	101,114	72,260	30,737	2,189	(18,294)	188,006
Operating income (loss)	$46,386	$(11,689)	$10,462	$(2,189)	$-	$42,970

Nine months ended September 30, 2012

(in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$120,107	$48,918	$11,272	$-	$-	$180,297
Other	9,991	7,446	15,343	-	-	32,780
Total external revenues	130,098	56,364	26,615	-	-	213,077
Internal revenues	2,495	233	13,803	-	(16,531)	-
Total operating revenues	132,593	56,597	40,418	-	(16,531)	213,077

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	52,432	36,381	18,048	25	(14,819)	92,067
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	25,746	16,427	5,107	2,220	(1,712)	47,788
Depreciation and amortization	23,153	17,963	6,691	53	-	47,860
Total operating expenses	101,331	70,771	29,846	2,298	(16,531)	187,715
Operating income (loss)	$31,262	$(14,174)	$10,572	$(2,298)	$-	$25,362

A reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before income taxes is as follows:

	Three Months Ended
	September 30,
	2013	2012
Total consolidated operating income	$13,262	$5,407
Interest expense	(2,050)	(2,323)
Non-operating income (expense), net	725	381
Income from continuing operations before income taxes	$11,937	$3,465

	Nine Months Ended
	September 30,
	2013	2012
Total consolidated operating income	$42,970	$25,362
Interest expense	(6,270)	(5,641)
Non-operating income (expense), net	1,882	1,431
Income from continuing operations before income taxes	$38,582	$21,152

Index
The Company's assets by segment are as follows:

(in thousands)
	September 30,	December 31,
	2013	2012

Wireless	$204,527	$179,929
Cable	207,405	202,436
Wireline	90,892	88,776
Other	465,130	458,650
Combined totals	967,954	929,791
Inter-segment eliminations	(370,455)	(359,051)
Consolidated totals	$597,499	$570,740

9.  Income Taxes

The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2010 are no longer subject to examination. The Company is under audit in the state of Maryland for the 2009, 2010 and 2011 tax years, and in the state of Pennsylvania for the 2009 tax year.  No other state or federal income tax audits were in process as of September 30, 2013.

10.  Long-Term Debt

As of September 30, 2013 and December 31, 2012, the Company’s outstanding long-term debt consisted of the following:

(In thousands)

	September 30,	December 31,
	2013	2012

CoBank (fixed term loan)	$-	$1,876
Term Loan A	230,000	230,000
Other debt	200	301
	230,200	232,177
Current maturities	-	1,977
Total long-term debt	$230,200	$230,200

As of September 30, 2013, the Company was in compliance with the covenants in its Credit Agreement.

11.  Billing Dispute

In early 2012, the Company received notification from an interexchange carrier disputing charges of approximately $3.0 million included in the Company’s intrastate tariffed billings that have been in place since 1998.  While the Company believes that its billings were correct and appropriate, it is currently in discussions with the carrier regarding a settlement of the dispute.

12.  Subsequent Event – Dividend Declaration

On October 22, 2013, the Company announced that the Board of Directors had declared a cash dividend of $0.36 per share, an increase of $0.03 per share or 9% over the 2012 dividend.  The dividend will be payable December 2, 2013, to shareholders of record on November 6, 2013.  The total payout to shareholders will be approximately $8.7 million.

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

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly-owned subsidiaries.  These subsidiaries provide wireless personal communications services (as a Sprint PCS Affiliate), local exchange telephone services, video, internet and data services, long distance, fiber optics facilities, and leased tower facilities. The Company has the following three reportable segments, which it operates and manages as strategic business units organized by lines of business:

*	The Wireless segment provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, as a Sprint PCS Affiliate. This segment also owns cell site towers built on leased land, and leases space on these towers to both affiliates and non-affiliated service providers.

*	The Cable segment provides video, internet and voice services in franchise areas in portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area.

*	The Wireline segment provides regulated and unregulated voice services, DSL internet access, and long-distance access services throughout Shenandoah County and portions of Rockingham and Augusta Counties, Virginia, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland.

*	A fourth segment, Other, primarily includes Shenandoah Telecommunications Company, the parent holding company.

Index
Results of Operations

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012

Consolidated Results

The Company’s consolidated results from continuing operations for the third quarters of 2013 and 2012 are summarized as follows:

	Three Months Ended
(in thousands)	September 30,		Change
	2013	2012	$	%

Operating revenues	$77,513	$72,876	$4,637	6.4
Operating expenses	64,251	67,469	(3,218)	(4.8)
Operating income	13,262	5,407	7,855	145.3

Interest expense	(2,050)	(2,323)	273	11.8
Other income (expense)	725	381	344	90.3
Income before taxes	11,937	3,465	8,472	244.5
Income tax expense	5,220	2,050	3,170	154.6
Net income from continuing operations	$6,717	$1,415	$5,302	374.7

Operating revenues

For the three months ended September 30, 2013, operating revenues increased $4.6 million, or 6.4%. Intercompany revenues are included in each segment’s operating revenues, but are eliminated in consolidation.  These intercompany revenues increased $0.7 million over the third quarter of 2012.   Before consolidation, wireless segment revenues increased $3.7 million, cable segment revenues increased $1.6 million and wireline segment revenues decreased $0.6 million. In the wireless segment, postpaid service revenues increased $2.0 million over the third quarter of 2012, while prepaid service revenues grew $2.4 million. Wireless and cable segment revenue increases reflect growth in subscriber counts and revenue per subscriber.  Wireline segment revenue decreased due to the conclusion of billings for transition services to buyers of Converged Services’ properties.

Operating expenses

For the three months ended September 30, 2013, operating expenses decreased $3.2 million, or 4.8%, compared to the 2012 period.  Intercompany expenses are included in each segment’s operating expenses, but are eliminated in consolidation.  These intercompany expenses increased $0.7 million over the third quarter of 2012.  Before consolidation, wireless segment expenses decreased $3.3 million, driven by a $1.8 million reduction in depreciation and a $1.1 million reduction in cost of goods and services. Cable segment operating expenses increased $0.6 million, including $0.5 million in maintenance and third party costs.  Wireline segment operating expenses increased $0.1 million.

Interest and other income (expense)

The decrease in interest expense was primarily driven by the 2012 write-off of $0.8 million in unamortized loan costs for the purpose of refinancing existing debt. The decrease was partially offset by a $0.5 million increase in 2013 interest expense due to higher outstanding debt balances following the refinance in September 2012.

Other income increased due to higher patronage income, arising from the September 2012 Amended and Restated Credit Agreement, and higher investment gains.

Index
Income tax expense

The Company’s effective tax rate on income from continuing operations decreased from 59.2% in the quarter ended September 30, 2012 to 43.7% in the 2013 quarter, principally due to changes in the form and simplification of the structure of the Company’s subsidiaries undertaken in 2012. The 2013 and 2012 third quarters included return-to-provision adjustments, of $0.5 million and $0.8 million, respectively, which increased the effective tax rate by 4.6% and 23% in 2013 and 2012, respectively. The 2013 adjustments primarily resulted from finalizing estimated state tax impacts of the organizational changes implemented during 2012. The effective tax rate in the 2012 quarter was impacted by return-to-provision adjustments related to the finalized 2011 tax returns.

Net income from continuing operations

For the three months ended September 30, 2013, net income from continuing operations increased $5.3 million, or 375%, reflecting growth in subscriber counts and revenue per subscriber in both the wireless and cable segments, reduction of operating expenses on the wireless segment, and improvements in interest expense and other income.  Additionally, the 2012 results were negatively impacted by the write-off of unamortized loan costs, storm damage and accelerated depreciation of 3rd generation wireless technology.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012

Consolidated Results

The Company’s consolidated results from continuing operations for the first nine months of 2013 and 2012 are summarized as follows:

	Nine Months Ended
(in thousands)	September 30,		Change
	2013	2012	$	%

Operating revenues	$230,976	$213,077	$17,899	8.4
Operating expenses	188,006	187,715	291	0.2
Operating income	42,970	25,362	17,608	69.4

Interest expense	(6,270)	(5,641)	(629)	(11.2)
Other income (expense)	1,882	1,431	451	31.5
Income before taxes	38,582	21,152	17,430	82.4
Income tax expense	15,672	9,608	6,064	63.1
Net income from continuing operations	$22,910	$11,544	$11,366	98.5

Operating revenues

For the nine months ended September 30, 2013, operating revenues increased $17.9 million, or 8.4%. Intercompany revenues are included in each segment’s operating revenues, but are eliminated in consolidation.  These intercompany revenues increased $1.8 million over the 2012 nine month period.  Before consolidation, wireless segment revenues increased $14.2 million, cable segment revenues increased $4.1 million and wireline segment revenues decreased $0.4 million.  Net postpaid service revenues increased $9.1 million, driven by smartphone fees and subscriber growth.  Net prepaid service revenues grew $7.1 million as average prepaid subscribers increased nearly 15% in 2013 over 2012. Other wireless segment revenues declined $1.8 million. Cable segment revenues increased due to a 2.9% increase in average revenue generating units and a 5.5% average price increase, compared to the 2012 period.

Index
Operating expenses

For the nine months ended September 30, 2013, operating expenses increased $0.3 million, or 0.2%, compared to the 2012 period.  Intercompany expenses are included in each segment’s operating expenses, but are eliminated in consolidation.  These intercompany expenses increased $1.8 million over the nine months ended September 30, 2012.  Before consolidation, wireless segment operating expenses decreased $0.2 million. Increases included $3.1 million of network costs for rent and backhaul associated with the Network Vision upgrade and $1.2 million in selling, general and administrative costs for supporting the growing prepaid subscriber base. Partially offsetting these increases were decreases in prepaid cost of goods sold, which declined $2.0 million primarily due to lower costs for handsets, and depreciation and amortization expense, which declined $2.5 million primarily due to less accelerated depreciation in 2013 versus 2012.  Cable segment operating expenses increased $1.5 million, including $0.6 million in programming costs, $0.4 million in network costs and $0.4 in maintenance costs.  Wireline segment operating expenses increased $0.9 million, with an increase in depreciation of $0.6 million and network costs of $0.4 million, accounting for most of the increase.

Interest and other income (expense)

The increase in interest expense was driven by higher outstanding debt balances, partially offset by the $0.8 million write-off of unamortized loan costs in 2012. The changes were driven by the refinancing of debt in the third quarter of 2012.

Other income increased due to higher patronage income, arising from the September 2012 Amended and Restated Credit Agreement, and higher investment gains.

Income tax expense

The Company’s effective tax rate on income from continuing operations decreased from 45.4% in the nine months ended September 30, 2012 to 40.6% in the 2013 period, principally due to changes in the form and simplification of the structure of the Company’s subsidiaries undertaken in 2012. Both periods included return-to-provision adjustments, which increased the effective tax rate in each period, as discussed above.

Net income from continuing operations

For the nine months ended September 30, 2013, net income from continuing operations increased $11.4 million, or 98.5%, reflecting growth in subscriber counts and revenue per subscriber in both the wireless and cable segments, and lower depreciation expenses in the wireless segment.  These changes were partially offset by increases in other operating expenses incurred in support of this revenue growth and the network costs associated with the Company’s participation in the Network Vision project, and higher interest expenses.  Additionally, the 2012 results were negatively impacted by the write-off of unamortized loan costs, storm damage and accelerated depreciation of 3rd generation wireless technology.

Wireless

The Company’s Wireless segment provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, through Shenandoah Personal Communications, LLC (“PCS”), a Sprint PCS Affiliate.  This segment also leases land on which it builds Company-owned cell towers, which it leases to affiliated and non-affiliated wireless service providers, throughout the same four-state area described above, through Shenandoah Mobile, LLC (“Mobile”).

PCS receives revenues from Sprint for subscribers that obtain service in PCS’s network coverage area.  PCS relies on Sprint to provide timely, accurate and complete information to record the appropriate revenue for each financial period.  Through July 31, 2013, postpaid revenues received from Sprint were recorded net of certain fees totaling 20% of net postpaid billed revenue retained by Sprint.  These fees included an 8% management fee and a 12% net service fee.

During the first quarter of 2012, the Company amended its affiliate agreement with Sprint to allow the Company to offer 4G LTE service on the Company’s Wireless network.  The 4G service uses base station equipment acquired from Alcatel-Lucent in conjunction with Sprint’s Network Vision project. Under the terms of this amendment, and based upon an analysis of the balance of payments between Sprint and Shentel, the net service fee increased to the maximum 14%, effective August 1, 2013. The management fee remained unchanged at 8%. Sprint also retains a 6% management fee on prepaid revenues.

Index
The following tables show selected operating statistics of the Wireless segment as of the dates shown:

	September 30,	December 31,	September 30,	December 31,
	2013	2012	2012	2011

Retail PCS Subscribers - Postpaid	267,667	262,892	258,867	248,620
Retail PCS Subscribers - Prepaid	132,669	128,177	122,454	107,100
PCS Market POPS (000) (1)	2,395	2,390	2,390	2,388
PCS Covered POPS (000) (1)	2,065	2,057	2,056	2,055
CDMA Base Stations (sites)	525	516	510	509
LTE-enabled sites (2)	458	200	36	-
LTE-covered POPS (000) (1)	1,961	1,131	121	-
EVDO-enabled sites	498	444	438	433
EVDO Covered POPS (000) (1)	2,052	2,029	2,028	2,027
Towers	153	150	149	149
Non-affiliate cell site leases	221	216	216	219

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Gross PCS Subscriber Additions - Postpaid	15,754	18,427	46,762	50,500
Net PCS Subscriber Additions - Postpaid	1,370	3,842	4,775	10,247
Gross PCS Subscriber Additions - Prepaid	17,572	18,777	57,301	53,184
Net PCS Subscriber Additions - Prepaid	1,297	5,384	4,483	15,355
PCS Average Monthly Retail Churn % - Postpaid	1.80%	1.89%	1.76%	1.77%
PCS Average Monthly Retail Churn % - Prepaid	4.11%	3.73%	4.45%	3.65%

1)	POPS refers to the estimated population of a given geographic area and is based on information purchased from third parties. Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the Company’s network.
2)	LTE-enabled sites refer to cell sites with both 4G LTE equipment and Ethernet backhaul in service.

Index
Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012

	Three Months Ended
	September 30,		Change
(in thousands)	2013	2012	$	%
Segment operating revenues
Wireless service revenue	$45,938	$41,517	$4,421	10.6
Tower lease revenue	2,611	2,286	325	14.2
Equipment revenue	1,257	1,436	(179)	(12.5)
Other revenue	(228)	422	(650)	(154.0)
Total segment operating revenues	49,578	45,661	3,917	8.6
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	17,969	19,121	(1,152)	(6.0)
Selling, general, and administrative, exclusive of depreciation and amortization shown separately below	9,317	9,651	(334)	(3.5)
Depreciation and amortization	6,799	8,643	(1,844)	(21.3)
Total segment operating expenses	34,085	37,415	(3,330)	(8.9)
Segment operating income	$15,493	$8,246	$7,247	87.9

Operating revenues

Wireless service revenue increased $4.4 million, or 10.6%, for the three months ended September 30, 2013, compared to the comparable 2012 period.  Net postpaid service revenues increased $2.0 million, driven by smartphone fees and 3.8% year-over-year growth in average postpaid subscribers. As stated above, the net service fee increased from 12% of net billed revenues to 14% on August 1, 2013, reducing net postpaid service revenue by $0.6 million, approximately $0.3 million per month.  Net prepaid service revenues grew $2.4 million, or 30.8%, due to improved product mix and 10.3% growth in average prepaid subscribers over 2012.

The increase in tower lease revenue resulted primarily from rent increases related to tenants installing 4G equipment on our towers.

The decrease in other revenue primarily resulted from a $0.3 million adjustment to straight-line rent accruals at a small number of sites related to termination of Sprint iDEN leases and from a $0.2 million decline in federal Universal Service Fund (“USF”) revenue from Sprint.

Cost of goods and services

Cost of goods and services decreased $1.2 million, or 6.0%, in 2013 from the third quarter of 2012. Prepaid cost of goods decreased $2.0 million primarily due to lower rates per handset sold. Network costs increased $0.9 million, primarily due to increases in rent and backhaul associated with the Network Vision project. Maintenance expense grew $0.3 million due to increases in maintenance contracts that support the upgraded wireless network.

Selling, general and administrative

Selling, general and administrative costs decreased $0.3 million, or 3.5%, in the third quarter of 2013 from the comparable 2012 period.  Costs associated with supporting the existing prepaid subscriber base increased $0.6 million, while costs to add new prepaid subscribers decreased $0.8 million due to lower rates per subscriber. All other activity, including advertising and commission expenses associated with postpaid activities, decreased a total of $0.1 million.

Index
Depreciation and amortization

Depreciation and amortization decreased $1.8 million in the third quarter of 2013 over the comparable 2012 period. Network Vision-related accelerated depreciation in the third quarter of 2013 totaled $0.5 million, down from $3.2 million in the third quarter of 2012.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012

	Nine Months Ended
(in thousands)	September 30,		Change
	2013	2012	$	%

Segment operating revenues
Wireless service revenue	$136,365	$120,107	$16,258	13.5
Tower lease revenue	7,748	6,816	932	13.7
Equipment revenue	3,859	4,307	(448)	(10.4)
Other revenue	(472)	1,363	(1,835)	(134.6)
Total segment operating revenues	147,500	132,593	14,907	11.2
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	53,354	52,432	922	1.8
Selling, general, and administrative, exclusive of depreciation and amortization shown separately below	27,152	25,746	1,406	5.5
Depreciation and amortization	20,608	23,153	(2,545)	(11.0)
Total segment operating expenses	101,114	101,331	(217)	(0.2)
Segment operating income	$46,386	$31,262	$15,124	48.4

Operating revenues

Wireless service revenue increased $16.3 million, or 13.5%, for the nine months ended September 30, 2013, compared to the comparable 2012 period.  Net postpaid service revenues increased $9.1 million, driven by smartphone fees and 4.6% growth in period-over-period average postpaid subscribers. Net prepaid service revenues grew $7.1 million, or 31.3%, compared to the nine months ended September 30, 2012.  Average prepaid subscribers increased nearly 15% in 2013 over 2012, with changes in the mix of subscribers accounting for the remainder of the increase in prepaid service revenues.

The increase in tower lease revenue resulted primarily from rent increases related to tenants installing 4G equipment on our towers.

The decrease in other revenue primarily resulted from a $0.8 million adjustment to straight-line rent accruals at a small number of sites related to termination of Sprint iDEN leases and from a $0.3 million decline in federal Universal Service Fund (“USF”) revenue from Sprint.

Cost of goods and services

Cost of goods and services increased $0.9 million, or 1.8%, in 2013 from the first nine months of 2012.  Network costs increased $3.1 million, primarily due to increases in rent and backhaul associated with the Network Vision project. Maintenance expense grew $0.9 million due to increases in maintenance contracts that support the upgraded wireless network. Prepaid support costs increased $0.4 million as a result of the growing subscriber base. Prepaid cost of goods sold decreased $2.2 million due to lower rates per handset sold. Postpaid handset costs decreased $1.3 million primarily due to fewer handsets sold through Company-controlled channels in 2013.

Selling, general and administrative

Selling, general and administrative costs increased $1.4 million, or 5.5%, in the first nine months of 2013 over the comparable 2012 period.  Costs associated with supporting the existing prepaid subscriber base accounted for $2.0 million of the increase, while costs to add new prepaid subscribers were down $0.1 million. Advertising and commission expenses associated with postpaid activities decreased a total of $0.6 million.

Index
Depreciation and amortization

Depreciation and amortization decreased $2.5 million in 2013 over the first nine months of 2012. Accelerated depreciation on assets to be replaced during Network Vision upgrades decreased from $7.1 million in the prior year period to $3.1 million in the current period.  The decrease in accelerated depreciation was partially offset by a 2012 favorable adjustment of $0.9 million related to asset retirement obligations associated with the upgrades.

Cable

The Cable segment provides analog, digital and high-definition television service under franchise agreements in portions of Virginia, West Virginia and western Maryland, as well as internet and voice services in these markets.

The following table shows selected operating statistics of the Cable segment as of the dates shown:

	September 30,	December 31,	September 30,	December 31,
	2013	2012	2012	2011
Homes Passed (1)	184,841	184,533	183,375	182,156
Customer Relationships (2)
Video customers	57,637	59,089	60,443	62,835
Non-video customers	17,687	15,709	14,943	12,513
Total customer relationships	75,324	74,798	75,386	75,348
Video
Customers (3)	59,791	61,559	62,526	64,979
Penetration (4)	32.3%	33.4%	34.1%	35.7%
Digital video penetration (5)	48.7%	39.5%	39.4%	39.0%
High-speed Internet
Available Homes (6)	166,898	163,273	157,338	156,119
Customers (3)	44,630	41,025	40,387	37,021
Penetration (4)	26.7%	25.1%	25.7%	23.7%
Voice
Available Homes (6)	161,932	154,552	150,944	143,235
Customers (3)	14,384	12,307	11,849	9,881
Penetration (4)	8.9%	8.0%	7.8%	6.9%
Total Revenue Generating Units (7)	118,805	114,891	114,762	111,881
Total Fiber Miles (8)	41,562	39,418	37,239	34,772
Fiber Route Miles	2,237	2,077	2,029	1,990

1)	Homes and businesses are considered passed (“homes passed”) if we can connect them to our distribution system without further extending the transmission lines. Homes passed is an estimate based upon the best available information.
2)	Customer relationships represent the number of customers who receive at least one of our services.
3)	Generally, a dwelling or commercial unit with one or more television sets connected to our distribution system counts as one video customer. Where services are provided on a bulk basis, such as to hotels and some multi-dwelling units, the revenue charged to the customer is divided by the rate for comparable service in the local market to determine the number of customer equivalents included in the customer counts shown above.
4)	Penetration is calculated by dividing the number of customers by the number of homes passed or available homes, as appropriate.
5)	Digital video penetration is calculated by dividing the number of digital video customers by total video customers. Digital video customers are video customers who receive any level of video service via digital transmission. A dwelling with one or more digital set-top boxes or digital adapters counts as one digital video customer.
6)	Homes and businesses are considered available (“available homes”) if we can connect them to our distribution system without further extending the transmission lines and if we offer the service in that area. Homes passed in Shenandoah County are excluded from available homes as we do not offer high-speed internet or voice services over our co-axial distribution network in this market.
7)	Revenue generating units are the sum of video, voice and high-speed internet customers.
8)	Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Index
Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012

	Three Months Ended
(in thousands)	September 30,		Change
	2013	2012	$	%

Segment operating revenues
Cable service revenue	$17,630	$16,509	$1,121	6.8
Equipment and other revenue	2,893	2,492	401	16.1
Total segment operating revenues	20,523	19,001	1,522	8.0
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	13,333	12,521	812	6.5
Selling, general, and administrative, exclusive of depreciation and amortization shown separately below	6,188	6,199	(11)	(0.2)
Depreciation and amortization	5,682	5,908	(226)	(3.8)
Total segment operating expenses	25,203	24,628	575	2.3
Segment operating loss	$(4,680)	$(5,627)	$947	16.8

Operating revenues

Cable segment service revenue increased $1.1 million, or 6.8%, due to a 3.6% increase in average revenue generating units, video price increases averaging 5.5% implemented in the first quarter of 2013 driven by rising programming costs, and customers selecting higher-priced digital TV services and higher-speed data access packages.

Operating expenses

Cable segment cost of goods and services increased $0.8 million, or 6.5%, in the third quarter of 2013 over the comparable 2012 period. Installation costs increased $0.3 million and maintenance costs increased $0.2 million over a prior year period that included $0.6 million of storm damage costs. Network costs increased a total of $0.2 million due to costs to support network growth. Cable programming costs increased $0.2 million as the impact of rising rates per subscriber outpaced declining video subscriber counts.

Selling, general and administrative expenses were flat against the prior year quarter as a $0.3 million reduction in current period bad debt expense was offset by increases in customer service costs, administrative expenses and operating taxes.

The decrease in depreciation and amortization expense consists of $0.5 million lower amortization on the customer base intangible asset recorded when the cable markets were acquired. The amortization of this asset declines on the anniversary of the acquisitions. The cost reduction was partially offset by higher depreciation expense on assets placed in service.

Index
Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012

	Nine Months Ended
(in thousands)	September 30,		Change
	2013	2012	$	%

Segment operating revenues
Cable service revenue	$52,575	$48,918	$3,657	7.5
Equipment and other revenue	7,996	7,679	317	4.1
Total segment operating revenues	60,571	56,597	3,974	7.0
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	37,974	36,381	1,593	4.4
Selling, general, and administrative, exclusive of depreciation and amortization shown separately below	17,192	16,427	765	4.7
Depreciation and amortization	17,094	17,963	(869)	(4.8)
Total segment operating expenses	72,260	70,771	1,489	2.1
Segment operating loss	$(11,689)	$(14,174)	$2,485	17.5

Operating revenues

Cable segment service revenue increased $3.7 million, or 7.5%, due to a 2.9% increase in average revenue generating units, video price increases averaging 5.5% implemented in the first quarter 2013 driven by rising programming costs, and customers selecting higher-priced digital TV services and higher-speed data access packages.

Operating expenses

Cable segment cost of goods and services increased $1.6 million, or 4.4%, in the first nine months of 2013 over the comparable 2012 period. Cable programming costs increased $0.6 million as the impact of rising rates per subscriber outpaced declining video subscriber counts. Network costs increased a total of $0.4 million as a result of expanding network capacity, while maintenance costs increased $0.4 million over a prior year period that included $0.6 million of storm damage costs.

Selling, general and administrative expenses have increased $0.8 million, or 4.7%. The increase was driven by a $0.6 million increase in advertising costs, a $0.5 million increase in customer service costs, and a $0.4 million increase in operating taxes. The increases were partially offset by a $0.7 million reduction in charges for bad debts.

The decrease in depreciation and amortization expense consists of $1.6 million lower amortization on the customer base intangible asset recorded when the cable markets were acquired. The amortization of this asset declines on the anniversary of the acquisitions. The cost reduction was partially offset by higher depreciation expense on assets placed in service.

Wireline

The Wireline segment is comprised of two subsidiaries providing telecommunications services.  Through these subsidiaries, this segment provides regulated and unregulated voice services, DSL internet access, and long distance access services throughout Shenandoah County and portions of northwestern Augusta and Rockingham Counties, Virginia. This segment also leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland.

Index
	September 30,	December 31,	September 30,	December 31,
	2013	2012	2012	2011

Wireline Segment
Telephone Access Lines	22,211	22,297	22,506	23,083
Long Distance Subscribers	9,920	10,157	10,296	10,483
DSL Subscribers	12,512	12,567	12,551	12,351
Total Fiber Miles (1)	84,487	84,107	83,385	78,523
Fiber Route Miles	1,434	1,420	1,402	1,349

(1)	Total fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012

	Three Months Ended
(in thousands)	September 30,		Change
	2013	2012	$	%

Segment operating revenues
Wireline service revenue	$4,371	$4,103	$268	6.5
Access revenue	3,177	3,310	(133)	(4.0)
Facilities lease revenue	5,456	5,090	366	7.2
Equipment revenue	10	9	1	11.1
Other revenue	634	1,215	(581)	(47.8)
Total segment operating revenues	13,648	13,727	(79)	(0.6)
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	6,099	6,302	(203)	(3.2)
Selling, general, and administrative, exclusive of depreciation and amortization shown separately below	1,777	1,752	25	1.4
Depreciation and amortization	2,502	2,233	269	12.0
Total segment operating expenses	10,378	10,287	91	0.9
Segment operating income	$3,270	$3,440	$(170)	(4.9)

Operating revenues

Total operating revenues in the quarter ended September 30, 2013 decreased $0.1 million against the comparable 2012 period.  Increases in service revenue resulted primarily from contracts to lease fiber facilities and to provide the higher capacity backhaul required to support internet access to third parties.  Facilities lease revenue increased primarily due to affiliate billings to the wireless segment associated with Network Vision upgrades in the Wireless segment. Other revenue decreased due to the conclusion of billings for transition services to buyers of Converged Services’ properties (coupled with a corresponding decrease in costs of goods and services mentioned below).

Operating expenses

Operating expenses overall increased $0.1 million in the quarter ended September 30, 2013, compared to the 2012 quarter. The increase in depreciation resulted from additions to switch and circuit equipment in support of fiber and other service contract revenue increases as discussed above. The decrease in cost of goods and services was related to the decline in transition services for Converged Services properties.

Index
Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012

	Nine Months Ended
(in thousands)	September 30,		Change
	2013	2012	$	%

Segment operating revenues
Wireline service revenue	$12,935	$12,350	$585	4.7
Access revenue	9,491	9,344	147	1.6
Facilities lease revenue	16,246	15,394	852	5.5
Equipment revenue	26	29	(3)	(10.3)
Other revenue	2,501	3,301	(800)	(24.2)
Total segment operating revenues	41,199	40,418	781	1.9
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	18,282	18,048	234	1.3
Selling, general, and administrative, exclusive of depreciation and amortization shown separatelybelow	5,147	5,107	40	0.8
Depreciation and amortization	7,308	6,691	617	9.2
Total segment operating expenses	30,737	29,846	891	3.0
Segment operating income	$10,462	$10,572	$(110)	(1.0)

Operating revenues

Total operating revenues increased $0.8 million in the nine months ended September 30, 2013, from the comparable 2012 period.  The increase in service revenue resulted primarily from contracts to lease fiber facilities and provide internet access to third parties.  Access revenue increased primarily due to the Company’s mid-2012 decision to re-tariff DSL rates. Facilities lease revenue increased due to the addition of affiliate and non-affiliated leased circuits. Other revenue decreased due to the conclusion of billings for transition services to buyers of Converged Services’ properties (coupled with a corresponding decrease in costs of goods and services mentioned below).

Operating expenses

Operating expenses overall increased $0.9 million, or 3.0%, in the nine months ended September 30, 2013, compared to the 2012 nine month period. The increase in cost of goods and services resulted primarily from costs to provide services to PCS, Shenandoah Cable and other customers, related to the increases in revenues shown above. The increase was partially offset by a $1.0 million decline in costs to support the transitioning Converged Services properties.  The increase in depreciation resulted from additions to switch and circuit equipment in support of fiber and other service contract revenue increases as discussed above.

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

Adjusted OIBDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.  These limitations include the following:

•	it does not reflect capital expenditures;
•	many of the assets being depreciated and amortized will have to be replaced in the future and adjusted OIBDA does not reflect cash requirements for such replacements;
•	it does not reflect costs associated with share-based awards exchanged for employee services;
•	it does not reflect interest expense necessary to service interest or principal payments on indebtedness;
•	it does not reflect gains, losses or dividends on investments;
•	it does not reflect expenses incurred for the payment of income taxes; and
•	other companies, including companies in our industry, may calculate adjusted OIBDA differently than we do, limiting its usefulness as a comparative measure.

In light of these limitations, management considers adjusted OIBDA as a financial performance measure that supplements but does not replace the information reflected in our GAAP results.

The following table shows adjusted OIBDA for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2013	2012	2013	2012

Adjusted OIBDA	$28,703	$25,595	$89,597	$80,776

Index
The following table reconciles adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2013 and 2012:

Consolidated:
(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Operating income	$13,262	$5,407	$42,970	$25,362
Plus depreciation and amortization	14,992	16,794	45,034	47,860
Adjusted prepaid results	-	2,408	-	5,665
Plus (gain) loss on asset sales	18	56	252	80
Plus share based compensation expense	431	379	1,341	1,258
Plus storm expenses	-	551	-	551
Adjusted OIBDA	$28,703	$25,595	$89,597	$80,776

Adjusted prepaid results refers to the impact on the three and nine month periods of 2012 had Sprint calculated prepaid costs consistent with the adjustment received from Sprint in the fourth quarter of 2012, related to the previous nine quarters, and recorded in the fourth quarter of 2012.

The following tables reconcile adjusted OIBDA to operating income by major segment for the three and nine months ended September 30, 2013 and 2012:

Wireless Segment:
(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Operating income	$15,493	$8,246	$46,386	$31,262
Plus depreciation and amortization	6,799	8,643	20,608	23,153
Adjusted prepaid results	-	2,408	-	5,665
Plus loss on asset sales	-	-	100	4
Plus share based compensation expense	123	110	385	365
Adjusted OIBDA	$22,415	$19,407	$67,479	$60,449

Cable Segment:
(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Operating loss	$(4,680)	$(5,627)	$(11,689)	$(14,174)
Plus depreciation and amortization	5,682	5,908	17,094	17,963
Plus (gain) loss on asset sales	(35)	27	(26)	6
Plus share based compensation expense	187	160	585	531
Plus storm expenses	-	551	-	551
Adjusted OIBDA	$1,154	$1,019	$5,964	$4,877

Index
Wireline Segment:
(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Operating income	$3,270	$3,440	$10,462	$10,572
Plus depreciation and amortization	2,502	2,233	7,308	6,691
Plus loss on asset sales	53	28	177	69
Plus share based compensation expense	92	87	284	290
Adjusted OIBDA	$5,917	$5,788	$18,231	$17,622

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

Sources and Uses of Cash. The Company generated $73.5 million of net cash from operations in the first nine months of 2013, compared to $77.5 million in the first nine months of 2012.  Cash provided by changes in net assets and liabilities decreased $21.9 million, but was largely offset by an increase in net income from the 2012 period to 2013, including the effects of non-cash items such as depreciation, amortization, deferred income taxes and provisions for bad debt.

Indebtedness. As of September 30, 2013, the Company’s indebtedness totaled $230.2 million, with an annualized overall weighted average interest rate of approximately 3.39% after considering the impact of the swap contract.  The Company has $50 million available under the Revolving Facility, and the right to borrow up to $100 million under one or more Incremental Term Loan facilities, subject to certain restrictions.  The Revolving Facility and Incremental Term Loan Facility are both subject to the terms of the Restated and Amended Credit Agreement entered into in September 2012.
The Company is bound by certain financial covenants under its Credit Agreement. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. As of September 30, 2013, the Company was in compliance with all debt covenants, and ratios at September 30, 2013 were as follows:

		Covenant Requirement at
	Actual	September 30, 2013
Total Leverage Ratio	1.79	3.00 or Lower
Debt Service Coverage Ratio	8.98	2.50 or Higher
Equity to Assets Ratio	39.3%	30.0% or Higher

In accordance with the Credit Agreement, the total leverage and debt service coverage ratios noted above are based on the twelve months ended September 30, 2013. In addition to the covenants above, the Company is required to supply the lender with quarterly financial statements and other reports as defined by the Credit Agreement. The Company was in compliance with all reporting requirements at September 30, 2013.

The Company has no off-balance sheet arrangements (other than operating leases) and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Index
Capital Commitments. Capital expenditures originally budgeted for 2013 totaled $125.2 million. Planned spending contemplated the replacement of remaining base stations in our wireless network as part of Sprint’s Network Vision project started in 2012, as well as adding capacity to our PCS network, new towers to support the expansion of PCS network capacity, and ongoing spending to expand and upgrade our fiber networks and information technology capabilities.  Cable segment capital spending for 2013 includes spending for upgrades of the last acquired Cable markets, extensions of current systems and other continuing cable segment expenditures. As of September 30, 2013, the Company expects full year 2013 spending to total approximately $102.4 million. Decreases primarily relate to delays into 2014 for certain wireless and wireline projects.

For the first nine months of 2013, the Company spent $80.8 million on capital projects, compared to $53.6 million in the comparable 2012 period.  Spending related to Wireless projects accounted for $58.3 million in the first nine months of 2013, primarily for base station upgrades required to support Network Vision. Cable capital spending of $12.4 million related to network upgrades to support new services or customers. Wireline capital projects cost $7.1 million, driven primarily by fiber builds and switching/routing capability.  Other projects totaled $3.0 million, largely related to information technology projects.

During the first nine months of 2012, the Company received $3.3 million in cash from completed sales of Converged Services properties.

The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Company’s existing credit facilities will provide sufficient cash to enable the Company to fund planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next twelve months.  Thereafter, capital expenditures will likely continue to be required to provide increased capacity to meet the Company’s expected growth in demand for its products and services, albeit at a lower level than 2013. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for its products and new market developments and opportunities.

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

Recently Issued Accounting Standards

There were no recently issued accounting standards, not adopted by the Company as of  September 30, 2013, that are expected to have a material impact on the Company’s results of operations or financial condition.

Index
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of September 30, 2013, the Company had $230.0 million of variable rate debt outstanding, bearing interest at a rate of 2.68% as determined on a monthly basis. An increase in market interest rates of 1.00% would add approximately $2.3 million to annual interest expense, excluding the effect of the interest rate swap.  The remaining $0.2 million of outstanding debt bears no interest.  In 2012, the Company entered into a swap agreement that covers notional principal equal to approximately 76% of the outstanding variable rate debt through maturity in 2019, requiring the Company to pay a fixed rate of 1.13% and receive a variable rate based on one month LIBOR, to manage a portion of its interest rate risk.   The 2012 swap currently adds approximately $1.6 million to annual interest expense, based on the spread between the fixed rate and the variable rate currently in effect on our debt.

The second component of interest rate risk consists of temporary excess cash, which can be invested in various short-term investment vehicles such as overnight repurchase agreements and Treasury bills with a maturity of less than 90 days.  The cash is currently invested in a combination of a commercial checking account that has limited interest rate risk, and three money market mutual funds that contain a total investment of $35 million.  Management continues to evaluate the most beneficial use of these funds.

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

Management views market risk as having a potentially significant impact on the Company's results of operations, as future results could be adversely affected if interest rates were to increase significantly for an extended period, or if the Company’s need for additional external financing resulted in increases to the interest rates applied to all of its new and existing debt.  As of September 30, 2013 the Company has $55.4 million of variable rate debt with no interest rate protection.  The Company’s investments in publicly traded stock and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Executive Supplemental Retirement Plan.  General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

As of September 30, 2013, the Company has $6.7 million of cost and equity method investments.  Approximately $2.3 million is invested in privately held companies through investments with portfolio managers.  Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested.

Index
ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934.  The Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2013, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Information provided by Sprint includes reports regarding the subscriber accounts receivable in the Company’s markets.  Sprint provides the Company with monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level.  The Company reviews these various reports to identify discrepancies or errors.  Under the Company’s agreements with Sprint, the Company is entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 20.0% of revenue retained by Sprint.  Effective August 1, 2013, Sprint’s revenue retention increased to 22.0%, the maximum allowable under the Company’s agreement with Sprint. Because of the Company’s reliance on Sprint for financial information, the Company must depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint’s other Sprint PCS affiliate network partners.  To address this issue, Sprint engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness” under guidance provided in Statements on Standards for Attestation Engagements No. 16 (“SSAE 16”).  The report is provided to the Company on an annual basis and covers a nine-month period. The most recent report covered the period from January 1, 2012 to September 30, 2012.  The most recent report indicated there were no material issues which would adversely affect the information used to support the recording of the revenues provided by Sprint related to the Company’s relationship with them.

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

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In conjunction with exercises of stock options and distributions of vested share awards, the Company periodically repurchases shares from recipients to cover some of the exercise price of the options being exercised or taxes payable associated with the distribution of shares.  The following table provides information about the Company’s repurchases of shares during the three months ended September 30, 2013:

	Number of Shares Purchased	Average Price Paid per Share
July 1 to July 31	1	$16.86
August 1 to August 31	3	$19.61
September 1 to September 30	44,626	$21.67

Total	44,630	$21.67

Index
ITEM 6.	Exhibits

(a) The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY
(Registrant)

/s/Adele M. Skolits
Adele M. Skolits
Vice President - Finance and Chief Financial Officer
Date: November 1, 2013

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