Form 10-Q
period 2014-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2014-05-02
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

The number of shares of the registrant’s common stock outstanding on April 24, 2014 was 24,096,146.

SHENANDOAH TELECOMMUNICATIONS COMPANY

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	March 31, 2014	December 31, 2013

Current Assets
Cash and cash equivalents	$53,681	$38,316
Accounts receivable, net	25,538	25,824
Income taxes receivable	7,745	16,576
Materials and supplies	8,577	10,715
Prepaid expenses and other	5,626	5,580
Deferred income taxes	1,169	963
Total current assets	102,336	97,974

Investments, including $2,544 and $2,528 carried at fair value	9,463	9,332

Property, plant and equipment, net	405,729	408,963

Other Assets
Intangible assets, net	69,991	70,816
Deferred charges and other assets, net	9,076	9,921
Net other assets	79,067	80,737
Total assets	$596,595	$597,006

See accompanying notes to unaudited condensed consolidated financial statements.

(Continued)

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2014	December 31, 2013

Current Liabilities
Current maturities of long-term debt	$11,500	$5,750
Accounts payable	5,727	12,604
Advanced billings and customer deposits	12,042	11,661
Accrued compensation	2,633	4,192
Accrued liabilities and other	9,242	9,787
Total current liabilities	41,144	43,994

Long-term debt, less current maturities	218,500	224,250

Other Long-Term Liabilities
Deferred income taxes	72,202	74,547
Deferred lease payable	6,393	6,156
Asset retirement obligations	6,611	6,485
Other liabilities	8,137	7,259
Total other liabilities	93,343	94,447

Commitments and Contingencies

Shareholders' Equity
Common stock	27,783	26,759
Accumulated other comprehensive income	2,247	2,594
Retained earnings	213,578	204,962
Total shareholders' equity	243,608	234,315

Total liabilities and shareholders' equity	$596,595	$597,006

See accompanying notes to unaudited condensed consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013

Operating revenues	$80,452	$76,010

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	32,236	30,700
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	17,149	16,129
Depreciation and amortization	15,387	13,972
Total operating expenses	64,772	60,801
Operating income	15,680	15,209

Other income (expense):
Interest expense	(2,048)	(2,152)
Gain (loss) on investments, net	(18)	148
Non-operating income, net	628	520
Income before income taxes	14,242	13,725

Income tax expense	5,626	5,374
Net income	$8,616	$8,351

Other comprehensive income:
Unrealized gain (loss) on interest rate hedge, net of tax	(347)	532
Comprehensive income	$8,269	$8,883

Earnings per share:
Basic and diluted earnings per share	$0.36	$0.35

Weighted average shares outstanding, basic	24,059	23,973

Weighted average shares, diluted	24,221	24,032

See accompanying notes to unaudited condensed consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012	23,962	$24,688	$184,023	$(863)	$207,848

Net income	-	-	29,586	-	29,586
Other comprehensive income, net of tax	-	-	-	3,457	3,457
Dividends declared ($0.36 per share)	-	-	(8,647)	-	(8,647)
Dividends reinvested in common stock	20	475	-	-	475
Stock based compensation	-	1,938	-	-	1,938
Common stock issued through exercise of incentive stock options	66	1,186	-	-	1,186
Common stock issued for share awards	68	-	-	-	-
Common stock issued	1	10	-	-	10
Common stock repurchased	(77)	(1,600)	-	-	(1,600)
Net excess tax benefit from stock options exercised	-	62	-	-	62

Balance, December 31, 2013	24,040	$26,759	$204,962	$2,594	$234,315

Net income	-	-	8,616	-	8,616
Other comprehensive loss, net of tax	-	-	-	(347)	(347)
Stock based compensation	-	1,147	-	-	1,147
Stock options exercised	50	1,110	-	-	1,110
Common stock issued for share awards	55	-	-	-	-
Common stock issued	1	2	-	-	2
Common stock repurchased	(50)	(1,540)	-	-	(1,540)
Net excess tax benefit from stock options exercised	-	305	-	-	305
Balance, March 31, 2014	24,096	$27,783	$213,578	$2,247	$243,608

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2014	2013

Cash Flows From Operating Activities
Net income	$8,616	8,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,556	12,808
Amortization	831	1,164
Provision for bad debt	234	453
Stock based compensation expense	1,147	425
Excess tax benefits on stock awards	(305)	(30)
Deferred income taxes	(2,013)	(1,394)
Net (gain) loss on disposal of equipment	(425)	100
Realized (gain) loss on disposal of investments	-	(3)
Unrealized (gain) loss on investments	29	(93)
Net gains from patronage and equity investments	(163)	(171)
Other	(12)	696
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	52	230
Materials and supplies	2,138	2,603
Income taxes receivable	8,831	2,466
Increase (decrease) in:
Accounts payable	(384)	(2,815)
Deferred lease payable	237	318
Other prepaids, deferrals and accruals	(772)	(2,399)

Net cash provided by operating activities	$32,597	$22,709

Cash Flows from Investing Activities
Purchase and construction of property, plant, and equipment	(17,196)	(26,024)
Proceeds from sale of assets	-	25
Cash received from sales of equipment	84	128
Purchase of investment securities	-	(12)
Proceeds from sale of investment securities	3	45

Net cash used in investing activities	$(17,109)	$(25,838)

(Continued)

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2014	2013

Cash Flows From Financing Activities
Principal payments on long-term debt	$-	$(739)
Excess tax benefits on stock awards	305	30
Repurchases of stock	(1,540)	(155)
Proceeds from sale of stock	1,112	2

Net cash used in financing activities	$(123)	$(862)

Net increase (decrease) in cash and cash equivalents	$15,365	$(3,991)

Cash and cash equivalents:
Beginning	38,316	71,086
Ending	$53,681	$67,095

Supplemental Disclosures of Cash flow Information
Cash payments for:

Interest	$1,954	$2,171

Income taxes (refunded) paid, net	$(1,192)	$4,302

During the first three months of 2013, the Company traded in certain PCS equipment and received credits of $3.2 million against the purchase price of new equipment.

At December 31, 2013, accounts payable included approximately $7.6 million associated with capital expenditures related to the Network Vision project.  These payables were disbursed during the three months ended March 31, 2014.

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The interim condensed consolidated financial statements of Shenandoah Telecommunications Company and Subsidiaries (collectively, the “Company”) are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein.  All such adjustments were of a normal and recurring nature.  These statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The balance sheet information at December 31, 2013 was derived from the audited December 31, 2013 consolidated balance sheet.  Operating revenues and income from operations for any interim period are not necessarily indicative of results that may be expected for the entire year.

2.  Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Plant in service	$654,586	$633,480
Plant under construction	13,136	23,181
	667,722	656,661
Less accumulated amortization and depreciation	261,993	247,698
Net property, plant and equipment	$405,729	$408,963

3.  Earnings per share

Basic net income per share was computed on the weighted average number of shares outstanding.  Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options.  Of 676 thousand and 725 thousand shares and options outstanding at March 31, 2014 and 2013, respectively, 96 thousand and 341 thousand were anti-dilutive, respectively.  These shares and options have been excluded from the computations of diluted earnings per share for their respective period.  There were no adjustments to net income for either period.

4.  Investments Carried at Fair Value

Investments include $2.5 million of investments carried at fair value at both March 31, 2014 and December 31, 2013, consisting of equity, bond and money market mutual funds.  These investments were acquired under a rabbi trust arrangement related to a non-qualified supplemental retirement plan maintained by the Company.  During the three months ended March 31, 2014, the Company recognized $45 thousand in dividend and interest income from investments and recorded net unrealized losses of $29 thousand on these investments.  Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds.

5.  Financial Instruments

Financial instruments on the consolidated balance sheets that approximate fair value include:  cash and cash equivalents, receivables, investments carried at fair value, payables, accrued liabilities, interest rate swaps and variable rate long-term debt.

Index
6.  Derivative Instruments, Hedging Activities and Accumulated Other Comprehensive Income

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

The Company entered into a pay-fixed, receive-variable interest rate swap of $63.3 million of notional principal in August 2010.  This interest rate swap was not designated as a cash flow hedge.  Changes in the fair value of interest rate swaps not designated as cash flow hedges are recorded in interest expense each reporting period. The change in fair value recorded in interest expense for the three months ended March 31, 2013 was a decrease of $104 thousand.  This swap expired in July 2013.

The Company entered into a pay-fixed, receive-variable interest rate swap of $174.6 million of notional principal in September 2012.  This interest rate swap was designated as a cash flow hedge.  The total outstanding notional amount of cash flow hedges was $174.6 million as of March 31, 2014.

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

Amounts reported in accumulated other comprehensive income related to the interest rate swap designated and that qualifies as a cash flow hedge are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2014, the Company estimates that $1.6 million will be reclassified as an increase to interest expense during the next twelve months due to the interest rate swap since the fixed interest rate paid on the hedge exceeds the variable interest rate on the debt.

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheet as of March 31, 2014 and December 31, 2013 (in thousands; amounts in parentheses indicate debits):

	Derivatives
		Fair Value as of
	Balance Sheet	March 31,	December 31,
	Location	2014	2013

Derivatives designated as hedging instruments:
Interest rate swaps	Accrued liabilities and other	$1,639	$1,590
	Deferred charges and other assets net	(5,396)	(5,926)
Total derivatives designated as hedging instruments		$(3,757)	$(4,336)

The fair value of interest rate swaps is determined using a pricing model with inputs that are observable in the market (level 2 fair value inputs).

Index
The table below presents change in accumulated other comprehensive income by component for the three months ended March 31, 2014 (in thousands; amounts in parentheses indicate debits):

	Gains and (Losses) on Cash Flow Hedges	Income Taxes	Accumulated Other Comprehensive Income (Loss)

Balance as of December 31, 2013	$4,336	$(1,742)	$2,594
Other comprehensive income before reclassifications	(1,002)	401	(601)
Amounts reclassified from accumulated other comprehensive income (to interest expense)	423	(169)	254
Net current period other comprehensive income	(579)	232	(347)
Balance as of March 31, 2014	$3,757	$(1,510)	$2,247

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

The Cable segment provides video, internet and voice services in Virginia, West Virginia and Maryland.  It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia.

The Wireline segment provides regulated and unregulated voice services, DSL internet access, and long distance access services throughout Shenandoah County and portions of Rockingham, Frederick, Warren and Augusta counties, Virginia. The segment also provides video services in portions of Shenandoah County, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland.

Effective for fiscal year 2014, our segment presentations were updated to reflect two changes.  First, in late 2013, the Company restructured its management team to primarily align its organization with its operating segments (Wireless, Cable and Wireline), rather than on a functional basis (sales and marketing, operations and engineering).  As part of this restructuring, the Company determined that the operations associated with its video product offered in Shenandoah County, Virginia, would be included in the Wireline segment.  The video services offered in Shenandoah County share much of the network which the regulated telephone company uses to serve its customers. These services had previously been included in the Cable segment.

Second, primarily as a result of the restructuring described above, the Company’s allocations of certain shared general and administrative expenses were updated to reflect how our senior management team makes financial decisions and manages resources.  Since the Vice Presidents managing the operating segments do not directly control these expenses, the Company has chosen to record these at the holding company.  As a result, certain costs, including finance and accounting, executive management, legal, and human resources, are now recorded to the Other segment as corporate costs.  In this way, segment performance presents a clearer picture of the trends in an individual segment’s profitability.

Index
The segment information provided below has been updated to reflect these presentation changes for all periods presented.

Three months ended March 31, 2014

(in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$47,232	$17,424	$5,100	$-	$-	$69,756
Other	2,756	3,030	4,910	-	-	10,696
Total external revenues	49,988	20,454	10,010	-	-	80,452
Internal revenues	1,091	26	5,765	-	(6,882)	-
Total operating revenues	51,079	20,480	15,775	-	(6,882)	80,452

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	18,657	12,390	7,482	-	(6,293)	32,236
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	8,432	4,646	1,244	3,416	(589)	17,149
Depreciation and amortization	7,196	5,404	2,697	90	-	15,387
Total operating expenses	34,285	22,440	11,423	3,506	(6,882)	64,772
Operating income (loss)	$16,794	$(1,960)	$4,352	$(3,506)	$-	$15,680

Three months ended March 31, 2013

(in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$44,065	$16,163	$5,117	$-	$-	$65,345
Other	3,019	2,301	5,345	-	-	10,665
Total external revenues	47,084	18,464	10,462	-	-	76,010
Internal revenues	1,073	49	4,639	-	(5,761)	-
Total operating revenues	48,157	18,513	15,101	-	(5,761)	76,010

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	17,530	11,222	7,166	-	(5,218)	30,700
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,887	4,425	1,361	2,999	(543)	16,129
Depreciation and amortization	6,028	5,205	2,731	8	-	13,972
Total operating expenses	31,445	20,852	11,258	3,007	(5,761)	60,801
Operating income (loss)	$16,712	$(2,339)	$3,843	$(3,007)	-	$15,209

A reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before income taxes is as follows:

	Three Months Ended
	March 31,
	2014	2013
Total consolidated operating income	$15,680	$15,209
Interest expense	(2,048)	(2,152)
Non-operating income (expense), net	610	668
Income before income taxes	$14,242	$13,725

Index
The Company's assets by segment are as follows:
(in thousands)
	March 31,	December 31,
	2014	2013

Wireless	$215,734	$229,038
Cable	209,320	199,184
Wireline	87,777	92,455
Other	428,761	435,804
Combined totals	941,592	956,481
Inter-segment eliminations	(344,997)	(359,475)
Consolidated totals	$596,595	$597,006

8.  Income Taxes

The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2010 are no longer subject to examination. The Company is under audit in the state of Maryland for the 2009, 2010 and 2011 tax years, and in the state of Pennsylvania for the 2009 tax year.  No other state or federal income tax audits were in process as of March 31, 2014.

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements.  All statements regarding Shenandoah Telecommunications Company’s expected future financial position and operating results, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements.  We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct.  The Company’s actual results could be materially different from its expectations because of various factors, including those discussed below and under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2013.  The following management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2013, including the financial statements and related notes included therein.

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries.  These subsidiaries provide wireless personal communications services (as a Sprint PCS Affiliate), local exchange telephone services, video, internet and data services, long distance, fiber optics facilities, and leased tower facilities. The Company has the following three reportable segments, which it operates and manages as strategic business units organized by lines of business:

*	The Wireless segment provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, as a Sprint PCS Affiliate. This segment also owns cell site towers built on leased land, and leases space on these towers to both affiliates and non-affiliated service providers.

*	The Cable segment provides video, internet and voice services in franchise areas in portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area. It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia.

*	The Wireline segment provides regulated and unregulated voice services, DSL internet access, and long distance access services throughout Shenandoah County and portions of Rockingham, Frederick, Warren and Augusta counties, Virginia. The segment also provides video services in portions of Shenandoah County, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland.

*	A fourth segment, Other, primarily includes Shenandoah Telecommunications Company, the parent holding company.

Effective for fiscal year 2014, our segment presentations were updated to reflect two changes.  First, in late 2013, the Company restructured its management team to primarily align its organization with its operating segments (Wireless, Cable and Wireline), rather than on a functional basis (sales and marketing, operations and engineering).  As part of this restructuring, the Company determined that the operations associated with its video product offered in Shenandoah County, Virginia, would be included in the Wireline segment.  The video services offered in Shenandoah County share much of the network which the regulated telephone company uses to serve its customers. These services had previously been included in the Cable segment.

Index
Second, primarily as a result of the restructuring described above, the Company’s allocations of certain shared general and administrative expenses were updated to reflect how our senior management team makes financial decisions and manages resources.  Since the Vice Presidents managing the operating segments do not directly control these expenses, the Company has chosen to record these at the holding company.  As a result, certain costs, including finance and accounting, executive management, legal, and human resources, are now recorded to the Other segment as corporate costs.  In this way, segment performance presents a clearer picture of the trends in an individual segment’s profitability.

The segment information provided below has been updated to reflect these presentation changes for all periods presented.

Results of Operations

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

Consolidated Results

The Company’s consolidated results from continuing operations for the first quarters of 2014 and 2013 are summarized as follows:

	Three Months Ended
(in thousands)	March 31,		Change
	2014	2013	$	%

Operating revenues	$80,452	$76,010	$4,442	5.8
Operating expenses	64,772	60,801	3,971	6.5
Operating income	15,680	15,209	471	3.1

Interest expense	2,048	2,152	(104)	(4.8)
Other income (expense)	610	668	(58)	(8.7)
Income before taxes	14,242	13,725	517	3.8
Income tax expense	5,626	5,374	252	4.7
Net income	$8,616	$8,351	$265	3.2

Operating revenues

For the three months ended March 31, 2014, operating revenues increased $4.4 million, or 5.8%. Wireless segment revenues increased $2.9 million compared to the first quarter of 2013. Net postpaid service revenues increased $1.2 million, driven by data fees and 4.3% year-over-year growth in average postpaid subscribers. Net prepaid service revenues grew $2.0 million, or 21.9%, due to improved product mix and 5.3% growth in average prepaid subscribers over 2013. Cable segment revenue grew $2.0 million, reflecting 5.8% growth in average subscriber counts and an increase in revenue per subscriber.  Wireline segment revenue increased $0.7 million, including a $1.0 million increase in affiliate revenue, which is eliminated in consolidation.

Operating expenses

Total operating expenses were $64.8 million in the first quarter of 2014 compared to $60.8 million in the prior year period. Cost of goods sold increased $1.5 million, including an increase of $0.8 million in maintenance costs and $0.6 million in network costs. Selling, general and administrative expenses increased $1.0 million, primarily due to advertising and commissions costs to add new customers. Depreciation and amortization expense increased $1.4 million, primarily due to completion of the Network Vision upgrade project.

Index
Interest and other income (expense)

Interest expense declined $0.1 million from the prior year period. During the first quarter of 2013, the company recorded $0.1 million of interest expense charges to reflect changes in the fair value of an interest rate swap not designated as cash flow hedge. The swap expired in July 2013, and no such charges were recorded during the first quarter of 2014.

Income tax expense

The Company’s effective tax rate increased from 39.2% in the quarter ended March 31, 2013 to 39.5% in the 2014 quarter.

Net income

For the three months ended March 31, 2014, net income increased $0.3 million, or 3.2%, primarily reflecting growth in subscriber counts and revenue per subscriber in both the wireless and cable segments.

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

PCS receives revenues from Sprint for postpaid and prepaid subscribers that obtain service in PCS’s network coverage area.  PCS relies on Sprint to provide timely, accurate and complete information to record the appropriate revenue for each financial period.  Through July 31, 2013, postpaid revenues received from Sprint were recorded net of certain fees totaling 20% of net postpaid billed revenue retained by Sprint.  These fees included an 8% management fee and a 12% net service fee.  Effective August 1, 2013, the net service fee increased to 14%. The management fee remained unchanged at 8%. Sprint also retains a 6% management fee on prepaid revenues.

The following tables show selected operating statistics of the Wireless segment as of the dates shown:

	March 31,	December 31,	March 31,	December 31,
	2014	2013	2013	2012

Retail PCS Subscribers - Postpaid	275,025	273,721	263,957	262,892
Retail PCS Subscribers - Prepaid	138,537	137,047	134,404	128,177
PCS Market POPS (000) (1)	2,402	2,397	2,390	2,390
PCS Covered POPS (000) (1)	2,072	2,067	2,058	2,057
CDMA Base Stations (sites)	526	526	521	516
Towers	153	153	151	150
Non-affiliate cell site leases (2)	206	217	218	216

Index
	Three Months Ended
	March 31,
	2014	2013

Gross PCS Subscriber Additions - Postpaid	15,585	15,824
Net PCS Subscriber Additions - Postpaid	1,304	1,065
Gross PCS Subscriber Additions - Prepaid	19,172	21,422
Net PCS Subscriber Additions - Prepaid	1,490	6,227
PCS Average Monthly Retail Churn % - Postpaid (3)	1.73%	1.87%
PCS Average Monthly Retail Churn % - Prepaid (3)	4.27%	3.87%

1)	POPS refers to the estimated population of a given geographic area and is based on information purchased from third party sources. Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the Company’s network.
2)	The decrease from December 31, 2013 to March 31, 2014 is a result of expected termination of Sprint iDEN leases associated with the former Nextel network. The Company expects its remaining 14 iDEN leases to terminate during the second quarter of 2014.
3)	PCS Average Monthly Retail Churn is the average of the monthly subscriber turnover, or churn, calculations for the period.

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

	Three Months Ended
	March 31,		Change
(in thousands)	2014	2013	$	%
Segment operating revenues
Wireless service revenue	$47,232	$44,065	$3,167	7.2
Tower lease revenue	2,565	2,562	3	0.1
Equipment revenue	1,197	1,331	(134)	(10.1)
Other revenue	85	199	(114)	(57.3)
Total segment operating revenues	51,079	48,157	2,922	6.1
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	18,657	17,530	1,127	6.4
Selling, general, and administrative, exclusive of depreciation and amortization shown separately below	8,432	7,887	545	6.9
Depreciation and amortization	7,196	6,028	1,168	19.4
Total segment operating expenses	34,285	31,445	2,840	9.0
Segment operating income	$16,794	$16,712	$82	0.5

Operating revenues

Wireless service revenue increased $3.2 million, or 7.2%, for the three months ended March 31, 2014, compared to the comparable 2013 period.  Net postpaid service revenues increased $1.2 million, driven by data fees and 4.3% year-over-year growth in average postpaid subscribers. As stated above, the net service fee increased from 12% of net billed revenues to 14% on August 1, 2013, reducing net postpaid service revenue by $0.9 million, approximately $0.3 million per month.  Net prepaid service revenues grew $2.0 million, or 21.9%, due to improved product mix and 5.3% growth in average prepaid subscribers over 2013.

Index
Cost of goods and services

Cost of goods and services increased $1.1 million, or 6.4%, in 2014 from the first quarter of 2013. Postpaid handset costs increased $1.3 million, driven primarily by higher average cost per handset sold. Prepaid handset subsidies decreased $0.6 million on lower volume of handsets sold. Network costs increased $0.7 million, primarily due to increases in rent and backhaul costs associated with the Network Vision project. Maintenance expense grew $0.4 million due to increases in maintenance contracts that support the upgraded wireless network. These increases were largely offset by a one-time $0.4 million gain related to disposal costs for the Network Vision project and by lower costs to maintain prepaid subscribers.

Selling, general and administrative

Selling, general and administrative costs increased $0.5 million, or 6.9%, in the first quarter of 2014 from the comparable 2013 period.  Advertising costs grew $0.4 million as the Company increased marketing of the 4G network that was completed in the fourth quarter of 2013. Commission costs grew $0.4 million as growth in sales of higher-tier rate plans resulted in higher commission rates. Costs to add new prepaid subscribers decreased $0.2 million due to lower volume of gross additions in the current year.

Depreciation and amortization

Depreciation and amortization increased $1.2 million, or 19.4%, in the first quarter of 2014 over the comparable 2013 period. The growth is a result of timing differences in the accelerated depreciation of 3G assets in 2013.

Sprint Framily Plan

The Company began selling Sprint’s “Framily” postpaid service plan in April 2014. Compared to other Sprint plans, the Framily plan offers consumers lower monthly recurring service charges and it eliminates the handset subsidy. Although subsidized handset plans will continue to be offered, management expects that sales of the Framily plan will result in changes in Service revenue, Equipment revenue and Cost of goods sold beginning in the second quarter 2014. The amount of the changes will depend on the number of consumers that select the Framily plan instead of the subsidized handset plans.

Cable

The Cable segment provides video, internet and voice services in franchise areas in portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area. It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia.

As discussed at the beginning of Management’s Discussion and Analysis, the following operating statistics of the Cable segment have been updated to reflect presentation changes for all periods presented.

Index
	March 31,	December 31,	March 31,	December 31,
	2014	2013	2013	2012
Homes Passed (1)	170,711	170,470	169,035	168,475
Customer Relationships (2)
Video customers	51,153	51,197	53,017	52,676
Non-video customers	19,517	18,341	16,220	15,709
Total customer relationships	70,670	69,538	69,237	68,385
Video
Customers (3)	52,725	53,076	54,624	54,840
Penetration (4)	30.9%	31.1%	32.3%	32.6%
Digital video penetration (5)	57.5%	49.2%	39.6%	39.5%
High-speed Internet
Available Homes (6)	168,573	168,255	164,789	163,273
Customers (3)	48,068	45,776	42,435	40,981
Penetration (4)	28.5%	27.2%	25.8%	25.1%
Voice
Available Homes (6)	163,582	163,282	157,409	154,552
Customers (3)	15,799	14,988	12,795	12,262
Penetration (4)	9.7%	9.2%	8.1%	8.0%
Total Revenue Generating Units (7)	116,592	113,840	109,854	108,083
Fiber Route Miles	2,461	2,446	2,116	2,077
Total Fiber Miles (8)	70,332	69,715	40,686	39,418

1)	Homes and businesses are considered passed (“homes passed”) if we can connect them to our distribution system without further extending the transmission lines. Homes passed is an estimate based upon the best available information.
2)	Customer relationships represent the number of customers who receive at least one of our services.
3)	Generally, a dwelling or commercial unit with one or more television sets connected to our distribution system counts as one video customer. Where services are provided on a bulk basis, such as to hotels and some multi-dwelling units, the revenue charged to the customer is divided by the rate for comparable service in the local market to determine the number of customer equivalents included in the customer counts shown above.
4)	Penetration is calculated by dividing the number of customers by the number of homes passed or available homes, as appropriate.
5)	Digital video penetration is calculated by dividing the number of digital video customers by total video customers. Digital video customers are video customers who receive any level of video service via digital transmission. A dwelling with one or more digital set-top boxes or digital adapters counts as one digital video customer.
6)	Homes and businesses are considered available (“available homes”) if we can connect them to our distribution system without further extending the transmission lines and if we offer the service in that area.
7)	Revenue generating units are the sum of video, voice and high-speed internet customers.
8)	Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles. Fiber counts were recalculated after a fiber audit and deployment of enhanced mapping software in the fourth quarter of 2013.

Index
Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

	Three Months Ended
(in thousands)	March 31,		Change
	2014	2013	$	%

Segment operating revenues
Cable service revenue	$17,424	$16,163	$1,261	7.8
Equipment and other revenue	3,056	2,350	706	30.0
Total segment operating revenues	20,480	18,513	1,967	10.6

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	12,390	11,222	1,168	10.4
Selling, general, and administrative, exclusive of depreciation and amortization shown separately below	4,646	4,425	221	5.0
Depreciation and amortization	5,404	5,205	199	3.8
Total segment operating expenses	22,440	20,852	1,588	7.6
Segment operating loss	$(1,960)	$(2,339)	$379	16.2

Operating revenues

Cable segment service revenue increased $1.3 million, or 7.8%, due to a 5.8% increase in average revenue generating units, a video rate increase in January 2014, and customers selecting higher-priced digital TV services and higher-speed data access packages.

Growth in equipment and other revenue was driven by an increase in customer premise equipment rents due to fewer discounts on digital access devices and increased rates on DVR boxes.

Operating expenses

Cable segment cost of goods and services increased $1.2 million, or 10.4%, in the first quarter of 2014 over the comparable 2013 period. Cable programming costs increased $0.5 million as the impact of rising rates per subscriber outpaced declining video subscriber counts. Staffing costs increased $0.5 million due to incremental costs for health care claims and stock compensation. Maintenance costs increased $0.3 million due to costs to support network growth.

Selling, general and administrative expenses grew $0.2 million against the prior year quarter as a $0.2 million reduction in current period commissions expense was more than offset by increases in costs related to customer service and administrative functions.

The increase in depreciation and amortization expense consists of $0.5 million of  higher depreciation expense on assets placed in service, offset by lower amortization on the customer base intangible asset recorded when the cable markets were acquired. The amortization of this asset declines on the anniversary of the acquisitions.

Wireline

The Wireline segment provides regulated and unregulated voice services, DSL internet access, and long distance access services throughout Shenandoah County and portions of Rockingham, Frederick, Warren and Augusta counties, Virginia. The segment also provides video services in portions Shenandoah County, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor, including portions of West Virginia and Maryland.

As previously mentioned, the numbers below have been updated to reflect presentation changes for all periods presented. The following table shows selected operating statistics of the Wireline segment as of the dates shown.

Index
	March 31,	December 31,	March 31,	December 31,
	2014	2013	2013	2012
Telephone Access Lines	21,955	22,106	22,279	22,342
Long Distance Subscribers	9,773	9,851	10,116	10,157
Video Customers	6,222	6,342	6,633	6,719
DSL Subscribers	12,714	12,632	12,709	12,611
Fiber Route Miles	1,454	1,452	1,428	1,420
Total Fiber Miles (1)	85,327	85,135	84,365	84,107

1)	Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

	Three Months Ended
(in thousands)	March 31,		Change
	2014	2013	$	%

Segment operating revenues
Wireline service revenue	$5,585	$5,463	$122	2.2
Access revenue	2,928	3,248	(320)	(9.9)
Facilities lease revenue	6,443	5,148	1,295	25.2
Equipment revenue	11	9	2	22.2
Other revenue	808	1,233	(425)	(34.5)
Total segment operating revenues	15,775	15,101	674	4.5

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	7,482	7,166	316	4.4
Selling, general, and administrative, exclusive of depreciation and amortization shown separately below	1,244	1,361	(117)	(8.6)
Depreciation and amortization	2,697	2,731	(34)	(1.2)
Total segment operating expenses	11,423	11,258	165	1.5
Segment operating income	$4,352	$3,843	$509	13.2

Operating revenues

Total operating revenues in the quarter ended March 31, 2014 increased $0.7 million against the comparable 2013 period.  Increases in service revenue resulted primarily from contracts to lease fiber facilities and to provide the higher capacity backhaul required to support internet access to third parties.  Facilities lease revenue increased $1.0 million due primarily to affiliate billings associated with Network Vision upgrades on the Wireless segment. An additional $0.3 million of facilities lease growth was generated by new service contracts with third parties. The decrease in Access revenue is the result of 2013 changes in certain intrastate access charges. Other revenue decreased $0.4 million due to the conclusion of billings for transition services to buyers of Converged Services’ properties (coupled with a corresponding decrease in costs of goods and services mentioned below).

Operating expenses

Operating expenses overall increased $0.2 million in the quarter ended March 31, 2014, compared to the 2013 quarter. The increase in costs of goods and services resulted from the $0.6 million increase in costs to provide services to affiliates and to other customers, related to the increases in revenue shown above. This increase was partially offset by a $0.3 million decrease in cost of goods and services related to transition services for Converged Services properties.

Index
Non-GAAP Financial Measure

In managing our business and assessing our financial performance, management supplements the information provided by financial statement measures prepared in accordance with GAAP with adjusted OIBDA, which is considered a “non-GAAP financial measure” under SEC rules.

Adjusted OIBDA is defined by us as operating income (loss) before depreciation and amortization, adjusted to exclude the effects of:  certain non-recurring transactions; impairment of assets; gains and losses on asset sales; and share-based compensation expense.  Adjusted OIBDA should not be construed as an alternative to operating income as determined in accordance with GAAP as a measure of operating performance.

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

The following table shows adjusted OIBDA for the three months ended March 31, 2014 and 2013. As previously mentioned, the numbers below have been updated to reflect presentation changes for all periods presented.

	Three Months Ended
(in thousands)	March 31,
	2014	2013

Adjusted OIBDA	$31,729	$29,635

Index
The following table reconciles adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure, for the three months ended March 31, 2014 and 2013:

Consolidated:
(in thousands)	Three Months Ended
	March 31,
	2014	2013

Operating income	$15,680	$15,209
Plus depreciation and amortization	15,387	13,972
Plus (gain) loss on asset sales	(366)	82
Plus share based compensation expense	1,028	372
Adjusted OIBDA	$31,729	$29,635

The following tables reconcile adjusted OIBDA to operating income by major segment for the three months ended March 31, 2014 and 2013:

Wireless Segment:
(in thousands)	Three Months Ended
	March 31,
	2014	2013

Operating income	$16,794	$16,712
Plus depreciation and amortization	7,196	6,028
Plus (gain) loss on asset sales	(352)	90
Plus share based compensation expense	216	108
Adjusted OIBDA	$23,854	$22,938

Cable Segment:
(in thousands)	Three Months Ended
	March 31,
	2014	2013

Operating loss	$(1,960)	$(2,339)
Plus depreciation and amortization	5,404	5,205
Plus gain on asset sales	(23)	(19)
Plus share based compensation expense	396	162
Adjusted OIBDA	$3,817	$3,009

Index
Wireline Segment:
(in thousands)	Three Months Ended
	March 31,
	2014	2013

Operating income	$4,352	$3,843
Plus depreciation and amortization	2,697	2,731
Plus loss on asset sales	9	12
Plus share based compensation expense	175	78
Adjusted OIBDA	$7,233	$6,664

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

Sources and Uses of Cash. The Company generated $32.6 million of net cash from operations in the first three months of 2014, compared to $22.7 million in the first three months of 2013.  Cash provided by changes in net assets and liabilities increased $9.7 million, driven by cash paid for taxes in 2013 and net tax refunds in 2014. Net income, adjusted for non-cash items such as depreciation, amortization, deferred income taxes and provisions for bad debt provided an additional $0.2 million of growth in net cash provided by operations compared to the prior year period.

Indebtedness. As of March 31, 2014, the Company’s indebtedness totaled $230.0 million, with an annualized overall weighted average interest rate of approximately 3.40% after considering the impact of the swap contract.  Patronage credits provided by the lender reduce the effective cost of our debt by approximately 69 basis points to an effective rate of approximately 2.71%.  The Company has $50 million available under the Revolving Facility, and the right to borrow up to $100 million under one or more Incremental Term Loan facilities, subject to certain restrictions.  The Revolving Facility and Incremental Term Loan Facility are both subject to the terms of the Restated and Amended Credit Agreement entered into in September 2012.

The Company is bound by certain financial covenants under its Credit Agreement. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. As of March 31, 2014, the Company was in compliance with all debt covenants, and ratios at March 31, 2014 were as follows:

	Actual	Covenant Requirement at March 31, 2014
Total Leverage Ratio	1.87	3.00 or Lower
Debt Service Coverage Ratio	11.70	2.50 or Higher
Equity to Assets Ratio	40.8%	32.5% or Higher

In accordance with the Credit Agreement, the total leverage and debt service coverage ratios noted above are based on the twelve months ended March 31, 2014. In addition to the covenants above, the Company is required to supply the lender with quarterly financial statements and other reports as defined by the Credit Agreement. The Company was in compliance with all reporting requirements at March 31, 2014.

The Company has no off-balance sheet arrangements (other than operating leases) and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Index
Capital Commitments. Capital expenditures budgeted for 2014 total $74 million. Approximately $18 million of this will be spent to maintain current networks and an additional $18 million will be spent on capacity, in wireless and cable, primarily to keep up with the growing demand for broadband.  The budget contemplates $22 million for network expansion.  These expenditures are to build new cell sites, additional fiber routes, fiber to tower sites and to expand the cable network footprint.  The budget includes $16 million of success-based spending that will only be spent if there are new revenues to support the expenditures. This would include building a fiber extension to connect a new customer or premise equipment for a new cable customer.  Approximately $17 million of the $74 million budget for 2014 are projects that were delayed from 2013.

For the first three months of 2014, the Company spent $17.2 million on capital projects, compared to $26.0 million in the comparable 2013 period.  Spending related to Wireless projects accounted for $9.7 million in the first three months of 2014, primarily for continued network expansion and upgrades to 800 megahertz voice service. Cable capital spending of $4.6 million related to network expansion and upgrades to support new customers and services. Wireline capital projects cost $1.7 million, driven primarily by fiber builds and switching/routing capability.  Other projects totaled $1.2 million, largely related to information technology projects.

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

Recently Issued Accounting Standards

There were no recently issued accounting standards, not adopted by the Company as of  March 31, 2014, that are expected to have a material impact on the Company’s results of operations or financial condition.

Index
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of March 31, 2014, the Company had $230.0 million of variable rate debt outstanding, bearing interest at a rate of 2.67% as determined on a monthly basis. An increase in market interest rates of 1.00% would add approximately $2.3 million to annual interest expense, excluding the effect of the interest rate swap.  In 2012, the Company entered into a swap agreement that covers notional principal equal to approximately 76% of the outstanding variable rate debt through maturity in 2019, requiring the Company to pay a fixed rate of 1.13% and receive a variable rate based on one month LIBOR, to manage a portion of its interest rate risk.   The 2012 swap currently adds approximately $1.6 million to annual interest expense, based on the spread between the fixed rate and the variable rate currently in effect on our debt.

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

Management views market risk as having a potentially significant impact on the Company's results of operations, as future results could be adversely affected if interest rates were to increase significantly for an extended period, or if the Company’s need for additional external financing resulted in increases to the interest rates applied to all of its new and existing debt.  As of March 31, 2014, the Company has $55.4 million of variable rate debt with no interest rate protection.  The Company’s investments in publicly traded stock and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Executive Supplemental Retirement Plan.  General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

As of March 31, 2014, the Company has $6.9 million of cost and equity method investments. Approximately $4.2 million consists of illiquid required investments related to business, regulatory or lending arrangements necessary to access services. An additional $0.3 million consists of investments in telephone-related business consortiums.  The remaining $2.4 million is invested in privately held companies through an investment with a portfolio manager.  Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested.

Index
ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on criteria established in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2014, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Other Matters Relating to Internal Control Over Financial Reporting

Under the Company’s agreements with Sprint, Sprint provides the Company with billing, collections, customer care, certain network operations and other back-office services for the PCS operation. As a result, Sprint remits to the Company approximately 59% of the Company’s total operating revenues.  Due to this relationship, the Company necessarily relies on Sprint to provide accurate, timely and sufficient data and information to properly record the Company’s revenues and accounts receivable, which underlie a substantial portion of the Company’s periodic financial statements and other financial disclosures.

Information provided by Sprint includes reports regarding the subscriber accounts receivable in the Company’s markets.  Sprint provides the Company with monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level.  The Company reviews these various reports to identify discrepancies or errors.  Under the Company’s agreements with Sprint, the Company is entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 22.0% of revenue retained by Sprint.  Because of the Company’s reliance on Sprint for financial information, the Company must depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint’s other Sprint PCS affiliate network partners.  To address this issue, Sprint engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness” under guidance provided in Statements on Standards for Attestation Engagements No. 16 (“SSAE 16”).  The report is provided to the Company on an annual basis and covers a nine-month period. The most recent report covered the period from January 1, 2013 to September 30, 2013.  The most recent report indicated there were no material issues which would adversely affect the information used to support the recording of the revenues provided by Sprint related to the Company’s relationship with them.

Index
PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors

As previously discussed, our actual results could differ materially from our forward-looking statements. Except as described below, there have been no material changes in the risk factors  from those described in Part 1, Item 1A of  the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In conjunction with exercises of stock options and distributions of vested share awards, the Company periodically repurchases shares from recipients to cover some of the exercise price of the options being exercised or taxes payable associated with the distribution of shares.  The following table provides information about the Company’s repurchases of shares during the three months ended March 31, 2014:

	Number of Shares Purchased	Average Price Paid per Share
January 1 to January 31	2	$24.56
February 1 to February 28	16,228	$26.15
March 1 to March 31	33,610	$33.21

Total	49,840	$30.91

Index
ITEM 6.	Exhibits

(a)	The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.43*	First Amendment dated January 30, 2014, to the Amended and Restated Credit Agreement among Shenandoah Telecommunications Company, CoBank, ACB, and other Lenders.

10.44*	Joinder Agreement dated January 30, 2014, to the Amended and Restated Credit Agreement among Shenandoah Telecommunications Company, CoBank, ACB, and other Lenders.

10.45*	Addendum XVI dated as of December 9, 2013, to Sprint PCS Management Agreement by and among Sprint Spectrum, L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications, LLC.

10.46*	Addendum XVII dated as of April 11, 2014, to Sprint PCS Management Agreement by and among Sprint Spectrum, L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications, LLC.

10.47*	2014 Stock Incentive Plan.

31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY
(Registrant)

/s/Adele M. Skolits
Adele M. Skolits
Vice President - Finance and Chief Financial Officer
Date: May 2, 2014

Index
EXHIBIT INDEX

Exhibit No.	Exhibit

10.43*	First Amendment dated January 30, 2014, to the Amended and Restated Credit Agreement among Shenandoah Telecommunications Company, CoBank, ACB, and other Lenders.

10.44*	Joinder Agreement dated January 30, 2014, to the Amended and Restated Credit Agreement among Shenandoah Telecommunications Company, CoBank, ACB, and other Lenders.

10.45*
Addendum XVI dated as of December 9, 2013 to Sprint PCS Management Agreement by and among Sprint Spectrum, L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications, LLC

10.46*
Addendum XVII dated as of April 11, 2014, to Sprint PCS Management Agreement by and among Sprint Spectrum, L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications, LLC.

10.47*	2014 Stock Incentive Plan.

31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith