Form 10-Q
period 2014-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2014-08-01
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s common stock outstanding on July 24, 2014 was 24,113,100.

SHENANDOAH TELECOMMUNICATIONS COMPANY

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	June 30, 2014	December 31, 2013

Current Assets
Cash and cash equivalents	$72,085	$38,316
Accounts receivable, net	26,844	25,824
Income taxes receivable	-	16,576
Materials and supplies	7,595	10,715
Prepaid expenses and other	4,411	5,580
Deferred income taxes	866	963
Total current assets	111,801	97,974

Investments, including $2,656 and $2,528 carried at fair value	9,668	9,332

Property, plant and equipment, net	405,810	408,963

Other Assets
Intangible assets, net	69,165	70,816
Deferred charges and other assets, net	7,559	9,921
Net other assets	76,724	80,737
Total assets	$604,003	$597,006

See accompanying notes to unaudited consolidated financial statements.

(Continued)

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	June 30, 2014	December 31, 2013

Current Liabilities
Current maturities of long-term debt	$17,250	$5,750
Accounts payable	8,478	12,604
Advanced billings and customer deposits	11,912	11,661
Accrued compensation	2,961	4,192
Income taxes payable	581	-
Accrued liabilities and other	8,333	9,787
Total current liabilities	49,515	43,994

Long-term debt, less current maturities	212,750	224,250

Other Long-Term Liabilities
Deferred income taxes	68,228	74,547
Deferred lease payable	6,658	6,156
Asset retirement obligations	6,763	6,485
Other liabilities	8,326	7,259
Total other long-term liabilities	89,975	94,447

Commitments and Contingencies

Shareholders’ Equity
Common stock	28,236	26,759
Accumulated other comprehensive income	1,334	2,594
Retained earnings	222,193	204,962
Total shareholders’ equity	251,763	234,315

Total liabilities and shareholders’ equity	$604,003	$597,006

See accompanying notes to unaudited consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Operating revenues	$81,416	$77,454	$161,868	$153,463

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	32,403	30,528	64,639	61,229
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	16,625	16,355	33,773	32,484
Depreciation and amortization	16,595	16,071	31,983	30,042
Total operating expenses	65,623	62,954	130,395	123,755
Operating income	15,793	14,500	31,473	29,708

Other income (expense):
Interest expense	(2,065)	(2,068)	(4,112)	(4,220)
Gain on investments, net	114	30	96	178
Non-operating income, net	459	458	1,086	979
Income before taxes	14,301	12,920	28,543	26,645

Income tax expense	5,686	5,078	11,312	10,452
Net income	$8,615	$7,842	$17,231	$16,193

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate hedge, net of tax	(913)	2,775	(1,260)	3,307
Comprehensive Income	$7,702	$10,617	$15,971	$19,500

Earnings per share:
Basic	$0.36	$0.33	$0.72	$0.67
Diluted	$0.35	$0.33	$0.71	$0.67

Weighted average shares outstanding, basic	24,102	23,996	24,080	23,985

Weighted average shares outstanding, diluted	24,320	24,078	24,271	24,055

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012	23,962	$24,688	$184,023	$(863)	$207,848

Net income	-	-	29,586	-	29,586
Other comprehensive income, net of tax	-	-	-	3,457	3,457
Dividends declared ($0.36 per share)	-	-	(8,647)	-	(8,647)
Dividends reinvested in common stock	20	475	-	-	475
Stock based compensation	-	1,938	-	-	1,938
Common stock issued through exercise of incentive stock options	66	1,186	-	-	1,186
Common stock issued for share awards	68	-	-	-	-
Common stock issued	1	10	-	-	10
Common stock repurchased	(77)	(1,600)	-	-	(1,600)
Net excess tax benefit from stock options exercised	-	62	-	-	62

Balance, December 31, 2013	24,040	$26,759	$204,962	$2,594	$234,315

Net income	-	-	17,231	-	17,231
Other comprehensive loss, net of tax	-	-	-	(1,260)	(1,260)
Stock based compensation	-	1,730	-	-	1,730
Stock options exercised	50	1,119	-	-	1,119
Common stock issued for share awards	81	-	-	-	-
Common stock issued	1	5	-	-	5
Common stock repurchased	(59)	(1,771)	-	-	(1,771)
Net excess tax benefit from stock options exercised	-	394	-	-	394
Balance, June 30, 2014	24,113	$28,236	$222,193	$1,334	$251,763

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2014	2013

Cash Flows From Operating Activities
Net income	$17,231	$16,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,325	27,714
Amortization	1,658	2,328
Provision for bad debt	550	952
Stock based compensation expense	1,730	1,045
Excess tax benefits on stock awards	(394)	(61)
Deferred income taxes	(4,983)	253
Net (gain) loss on disposal of equipment	(313)	167
Realized gain on disposal of investments	-	(2)
Unrealized gains on investments	(74)	(103)
Net gains from patronage and equity investments	(289)	(311)
Other	263	1,152
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,570)	(722)
Materials and supplies	3,120	1,778
Income taxes receivable	16,576	(84)
Increase (decrease) in:
Accounts payable	2,367	2,444
Deferred lease payable	502	679
Income taxes payable	581	-
Other prepaids, deferrals and accruals	(704)	(1,267)
Net cash provided by operating activities	$66,576	$52,155

Cash Flows From Investing Activities
Purchase and construction of property, plant and equipment	$(32,804)	$(48,482)
Proceeds from sale of assets	-	25
Proceeds from sale of equipment	223	290
(Purchase) sale of investment securities	-	(12)
Proceeds from sale of investment securities	27	64
Net cash used in investing activities	$(32,554)	$(48,115)

(Continued)

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2014	2013

Cash Flows From Financing Activities
Principal payments on long-term debt	$-	$(1,460)
Excess tax benefits on stock awards	394	61
Repurchases of stock	(1,771)	(330)
Proceeds from issuances of stock	1,124	5
Net cash used in financing activities	$(253)	$(1,724)

Net increase in cash and cash equivalents	$33,769	$2,316

Cash and cash equivalents:
Beginning	38,316	71,086
Ending	$72,085	$73,402

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,930	$4,390

Income taxes (received) paid	$(580)	$10,283

During the first six months of 2013, the Company traded in certain PCS equipment and received credits of $10,778 against the purchase price of new equipment.

At December 31, 2013, accounts payable included approximately $7.6 million associated with the capital expenditures related to the Network Vision project. These payables were disbursed during 2014.

See accompanying notes to unaudited consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The interim consolidated financial statements of Shenandoah Telecommunications Company and Subsidiaries (collectively, the “Company”) are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein.  All such adjustments were of a normal and recurring nature.  These statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The balance sheet information at December 31, 2013 was derived from the audited December 31, 2013 consolidated balance sheet.  Operating revenues and income from operations for any interim period are not necessarily indicative of results that may be expected for the entire year.

2.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Plant in service	$666,830	$633,480
Plant under construction	16,118	23,181
	682,948	656,661
Less accumulated amortization and depreciation	277,138	247,698
Net property, plant and equipment	$405,810	$408,963

3.	Earnings per share

Basic net income per share was computed on the weighted average number of shares outstanding.  Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options.  Of 694 thousand and 809 thousand shares and options outstanding at June 30, 2014 and 2013, respectively, zero and 345 thousand were anti-dilutive, respectively.  These options have been excluded from the computations of diluted earnings per share for their respective period.  There were no adjustments to net income for either period.

4.	Investments Carried at Fair Value

Investments include $2.7 million and $2.5 million of investments carried at fair value as of June 30, 2014 and December 31, 2013, respectively, consisting of equity, bond and money market mutual funds.  These investments were acquired under a rabbi trust arrangement related to a non-qualified supplemental retirement plan maintained by the Company.  During the six months ended June 30, 2014, the Company recognized $104 thousand in dividend and interest income from investments, and recorded net unrealized gains of $74 thousand on these investments.  Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds.

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

Index
The Company entered into a pay-fixed, receive-variable interest rate swap of $63.3 million of notional principal in August 2010.  This interest rate swap was not designated as a cash flow hedge.  Changes in the fair value of interest rate swaps not designated as cash flow hedges are recorded in interest expense each reporting period.  The changes in fair value recorded in interest expense for the three and six months ended June 30, 2013 were decreases of $102 thousand and $206 thousand, respectively. This swap expired in July 2013.

The Company entered into a pay-fixed, receive-variable interest rate swap of $174.6 million of notional principal in September 2012.  This interest rate swap was designated as a cash flow hedge.  The total outstanding notional amount of cash flow hedges was $174.6 million as of June 30, 2014.

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

Amounts reported in accumulated other comprehensive income related to the interest rate swap designated and that qualify as a cash flow hedge are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 30, 2014, the Company estimates that $1.6 million will be reclassified as an increase to interest expense during the next twelve months due to the interest rate swap since the hedge interest rate exceeds the variable interest rate on the debt.

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheet as of June 30, 2014 and December 31, 2013 (in thousands; amounts in parentheses indicate debits):

	Derivatives
		Fair Value as of
	Balance Sheet	June 30,	December 31,
	Location	2014	2013

Derivatives designated as hedging instruments:
Interest rate swaps
	Accrued liabilities and other	$1,613	$1,590
	Deferred charges and other assets net	(3,846)	(5,926)
Total derivatives designated as hedging instruments		$(2,233)	$(4,336)

The fair value of interest rate swaps is determined using a pricing model with inputs that are observable in the market (level 2 fair value inputs).

Index
The table below presents change in accumulated other comprehensive income by component for the six months ended June 30, 2014 (in thousands):

	Gains and (Losses) on Cash Flow Hedges	Income Tax Expense (Benefit)	Accumulated Other Comprehensive Income (Loss)

Balance as of December 31, 2013	$4,336	$(1,742)	$2,594
Other comprehensive income before reclassifications	(2,957)	1,184	(1,773)
Amounts reclassified from accumulated other comprehensive income (to interest expense)	854	(341)	513
Net current period other comprehensive income (loss)	(2,103)	843	(1,260)
Balance as of June 30, 2014	$2,233	$(899)	$1,334

7.	Segment Information

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

The Wireline segment provides regulated and unregulated voice services, DSL internet access, and long distance access services throughout Shenandoah County and portions of Rockingham, Frederick, Warren and Augusta counties, Virginia. The segment also provides video services in portions of Shenandoah County, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor through West Virginia and Maryland.

Three months ended June 30, 2014 (in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$47,868	$17,416	$5,120	$-	$-	$70,404
Other	2,813	3,388	4,811	-	-	11,012
Total external revenues	50,681	20,804	9,931	-	-	81,416
Internal revenues	1,094	33	5,713	-	(6,840)	-
Total operating revenues	51,775	20,837	15,644	-	(6,840)	81,416

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	18,476	12,421	7,737	-	(6,231)	32,403
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,657	4,735	1,493	3,349	(609)	16,625
Depreciation and amortization	8,071	5,766	2,653	105	-	16,595
Total operating expenses	34,204	22,922	11,883	3,454	(6,840)	65,623
Operating income (loss)	17,571	(2,085)	3,761	(3,454)	-	15,793

Index
Three months ended June 30, 2013 (in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$46,362	$16,325	$5,558	$-	$-	$68,245
Other	2,328	2,357	4,524	-	-	9,209
Total external revenues	48,690	18,682	10,082	-	-	77,454
Internal revenues	1,076	53	5,169	-	(6,298)	-
Total operating revenues	49,766	18,735	15,251	-	(6,298)	77,454

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	17,854	11,239	7,198	-	(5,763)	30,528
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	8,068	4,500	1,251	3,071	(535)	16,355
Depreciation and amortization	7,781	5,479	2,802	9	-	16,071
Total operating expenses	33,703	21,218	11,251	3,080	(6,298)	62,954
Operating income (loss)	16,063	(2,483)	4,000	(3,080)	-	14,500

Six months ended June 30, 2014 (in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$95,100	$34,840	$10,220	$-	$-	$140,160
Other	5,569	6,418	9,721	-	-	21,708
Total external revenues	100,669	41,258	19,941	-	-	161,868
Internal revenues	2,184	59	11,478	-	(13,721)	-
Total operating revenues	102,853	41,317	31,419	-	(13,721)	161,868

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	37,132	24,811	15,219	-	(12,523)	64,639
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	16,089	9,381	2,737	6,764	(1,198)	33,773
Depreciation and amortization	15,268	11,170	5,350	195	-	31,983
Total operating expenses	68,489	45,362	23,306	6,959	(13,721)	130,395
Operating income (loss)	34,364	(4,045)	8,113	(6,959)	-	31,473

Six months ended June 30, 2013 (in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$90,427	$32,487	$11,021	$-	$-	$133,935
Other	5,347	4,659	9,522	-	-	19,528
Total external revenues	95,774	37,146	20,543	-	-	153,463
Internal revenues	2,149	102	9,808	-	(12,059)	-
Total operating revenues	97,923	37,248	30,351	-	(12,059)	153,463

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	35,385	22,461	14,364	-	(10,981)	61,229
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	15,955	8,924	2,612	6,071	(1,078)	32,484
Depreciation and amortization	13,809	10,684	5,532	17	-	30,042
Total operating expenses	65,149	42,069	22,508	6,088	(12,059)	123,755
Operating income (loss)	32,774	(4,821)	7,843	(6,088)	-	29,708

Index
A reconciliation of the total of the reportable segments’ operating income to consolidated income before taxes is as follows:

	Three Months Ended June 30,
	2014	2013
Total consolidated operating income	$15,793	$14,500
Interest expense	(2,065)	(2,068)
Non-operating income (expense), net	573	488
Income before taxes	$14,301	$12,920

	Six Months Ended June 30,
	2014	2013
Total consolidated operating income	$31,473	$29,708
Interest expense	(4,112)	(4,220)
Non-operating income (expense), net	1,182	1,157
Income before taxes	$28,543	$26,645

The Company’s assets by segment are as follows:

(in thousands)	June 30, 2014	December 31, 2013

Wireless	$233,637	$229,038
Cable	208,092	199,184
Wireline	89,487	92,455
Other	417,790	435,804
Combined totals	949,006	956,481
Inter-segment eliminations	(345,003)	(359,475)
Consolidated totals	$604,003	$597,006

8.	Income Taxes

The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2010 are no longer subject to examination. The Company is under audit in the state of Maryland for the 2009, 2010 and 2011 tax years.  No other state or federal income tax audits were in process as of June 30, 2014.

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

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly-owned subsidiaries.  These subsidiaries provide wireless personal communications services (as a Sprint PCS Affiliate), local exchange telephone services, video, internet and data services, long distance, fiber optics facilities, and leased tower facilities. The Company has the following three reportable segments, which it operates and manages as strategic business units organized by lines of business:

*	The Wireless segment provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, as a Sprint PCS Affiliate. This segment also owns cell site towers built on leased land, and leases space on these towers to both affiliates and non-affiliated service providers.

*	The Cable segment provides video, internet and voice services in franchise areas in portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area. It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia.

*	The Wireline segment provides regulated and unregulated voice services, DSL internet access, and long distance access services throughout Shenandoah County and portions of Rockingham, Frederick, Warren and Augusta counties, Virginia. The segment also provides video services in portions of Shenandoah County, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor through West Virginia and Maryland.

*	A fourth segment, Other, primarily includes Shenandoah Telecommunications Company, the parent holding company.

Index
Results of Operations

Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

Consolidated Results

The Company’s consolidated results for the second quarters of 2014 and 2013 are summarized as follows:

(in thousands)	Three Months Ended June 30,		Change
	2014	2013	$	%

Operating revenues	$81,416	$77,454	$3,962	5.1
Operating expenses	65,623	62,954	2,669	4.2
Operating income	15,793	14,500	1,293	8.9

Interest expense	(2,065)	(2,068)	3	0.1
Other income (expense), net	573	488	85	17.4
Income before taxes	14,301	12,920	1,381	10.7
Income tax expense	5,686	5,078	608	12.0
Net income	$8,615	$7,842	$773	9.9

Operating revenues

For the three months ended June 30, 2014, operating revenues increased $4.0 million, or 5.1%. Wireless segment revenues increased $2.0 million compared to the second quarter of 2013. Net postpaid service revenues increased $1.2 million, driven by growth of data revenue and 4.2% year-over-year growth in average postpaid subscribers. Other Wireless revenue increased $0.6 million, as the prior year period included a $0.5 million adjustment to straight-line rent accruals related to the termination of iDEN tower leases. Cable segment revenue grew $2.1 million. A $1.1 million increase in cable service revenue reflected 6.3% growth in average subscriber counts and an increase in revenue per subscriber, while growth in equipment revenue of $1.0 million resulted primarily from an increase in customer premise equipment rents.  Wireline segment revenue increased $0.4 million due primarily to an increase in affiliate revenue, which is eliminated in consolidation.

Operating expenses

Total operating expenses were $65.6 million in the second quarter of 2014 compared to $63.0 million in the prior year period.  Cost of goods and services sold increased $1.9 million, including increases of $0.7 million in cable programming costs, $0.7 million in network maintenance costs and $0.6 million in PCS handset costs.  Selling, general and administrative expenses increased $0.3 million.  Depreciation and amortization expense increased $0.5 million, primarily due to completion of the Network Vision upgrade project.

Other income (expense), net

Other income increased in the current year period due primarily to higher investment gains.

Income tax expense

The Company’s effective tax rate increased to 39.8% in the quarter ended June 30, 2014 from 39.3% in the 2013 quarter.

Net income

For the three months ended June 30, 2014, net income increased $0.8 million, or 9.9%, primarily reflecting growth in subscriber counts and revenue per subscriber in both the wireless and cable segments.

Index
Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

Consolidated Results

The Company’s consolidated results for the first six months of 2014 and 2013 are summarized as follows:

(in thousands)	Six Months Ended June 30,		Change
	2014	2013	$	%

Operating revenues	$161,868	$153,463	$8,405	5.5
Operating expenses	130,395	123,755	6,640	5.4
Operating income	31,473	29,708	1,765	5.9

Interest expense	(4,112)	(4,220)	108	2.6
Other income (expense), net	1,182	1,157	25	2.2
Income before taxes	28,543	26,645	1,898	7.1
Income tax expense	11,312	10,452	860	8.2
Net income	$17,231	$16,193	$1,038	6.4

Operating revenues

For the six months ended June 30, 2014, operating revenues increased $8.4 million, or 5.5%. Wireless segment revenues increased $4.9 million compared to the first six months of 2013.  Net postpaid service revenues increased $2.4 million, driven by data fees and 4.3% year-over-year growth in average postpaid subscribers.  Net prepaid service revenues grew $2.3 million, or 11.7%, due to 4.5% growth in average prepaid subscribers and higher average revenue per subscriber in 2014 over 2013. Cable segment revenues increased $4.1 million due to a 6.0% increase in average revenue generating units compared to the 2013 period and to a $1.1 million increase in rent revenues for customer premise equipment, due to a change in January 2014 of charging customers for their first set top box, which previously had been at no charge. Wireline segment revenue increased $1.1 million, due primarily to a $1.4 million increase in affiliate revenue, which is eliminated in consolidation.

Operating expenses

Total operating expenses were $130.4 million in the six months ended June 30, 2014 compared to $123.8 million in the prior year period.  Cost of goods and services sold increased $3.4 million, including increases of $1.5 million in network maintenance costs, $1.3 million in PCS handset costs and $0.8 million in video programming costs.  Selling, general and administrative expenses increased $1.3 million, due to higher personnel costs, partially offset by lower wireless prepaid and bad debt expenses.  Depreciation and amortization expense increased $1.9 million, primarily due to completion of the Network Vision upgrade project.

Interest and other income (expense), net

Interest expense declined $0.1 million from the prior year period. During the first six months of 2013, the company recorded $0.1 million of interest expense charges to reflect changes in the fair value of an interest rate swap not designated as a cash flow hedge. This swap expired in July 2013.

Income tax expense

The Company’s effective tax rate increased to 39.6% in the six months ended June 30, 2014 from 39.2% in the 2013 period.

Net income

For the six months ended June 30, 2014, net income increased $1.0 million, or 6.4%, reflecting growth in subscriber counts and revenue per subscriber in both the Wireless and Cable segments, partially offset by increases in operating expenses incurred in support of this growth.

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

PCS receives revenues from Sprint for postpaid and prepaid subscribers that obtain service in PCS’s network coverage area.  PCS relies on Sprint to provide timely, accurate and complete information to record the appropriate revenue for each financial period.  Through July 31, 2013, postpaid revenues received from Sprint were recorded net of certain fees totaling 20% of net postpaid billed revenue retained by Sprint.  These fees included an 8% management fee and a 12% net service fee.  Effective August 1, 2013, the net service fee increased to 14%, the maximum allowed by the current Sprint Affiliate contract. The management fee remained unchanged at 8%. Sprint also retains a 6% management fee on prepaid revenues.

During the second quarter of 2014, the Company’s PCS stores began participating in Sprint’s Easy Pay handset financing program, whereby Sprint enters into a financing agreement with the subscriber and the subscriber receives a handset from Sprint.  The equipment revenue from the subscriber and the expense of the handset are Sprint’s responsibility.

The following tables show selected operating statistics of the Wireless segment as of the dates shown:

	June 30,	December 31,	June 30,	December 31,
	2014	2013	2013	2012
Retail PCS Subscribers – Postpaid	277,673	273,721	266,297	262,892
Retail PCS Subscribers – Prepaid	138,176	137,047	131,372	128,177
PCS Market POPS (000) (1)	2,406	2,397	2,393	2,390
PCS Covered POPS (000) (1)	2,100	2,067	2,063	2,057
CDMA Base Stations (sites)	528	526	525	516
Towers	154	153	151	150
Non-affiliate cell site leases (2)	195	217	219	216

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Gross PCS Subscriber Additions – Postpaid	15,898	15,184	31,483	31,088
Net PCS Subscriber Additions – Postpaid	2,648	2,340	3,952	3,405
Gross PCS Subscriber Additions – Prepaid	15,286	18,307	34,458	39,729
Net PCS Subscriber Additions (Losses) – Prepaid	(361)	(3,032)	1,129	3,195
PCS Average Monthly Retail Churn % - Postpaid (3)	1.60%	1.62%	1.67%	1.74%
PCS Average Monthly Retail Churn % - Prepaid (3)	3.78%	5.33%	4.03%	4.62%

1)	POPS refers to the estimated population of a given geographic area and is based on information purchased from third party sources. Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the Company’s network.
2)	The decrease from December 31, 2013 to June 30, 2014 is primarily a result of termination of Sprint iDEN leases associated with the former Nextel network.
3)	PCS Average Monthly Retail Churn is the average of the monthly subscriber turnover, or churn, calculations for the period.

Index
Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

(in thousands)	Three Months Ended June 30,		Change
	2014	2013	$	%

Segment operating revenues
Wireless service revenue	$47,868	$46,362	$1,506	3.2
Tower lease revenue	2,466	2,576	(110)	(4.3)
Equipment revenue	1,306	1,270	36	2.8
Other revenue	135	(442)	577	(130.5)
Total segment operating revenues	51,775	49,766	2,009	4.0
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	18,476	17,854	622	3.5
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,657	8,068	(411)	(5.1)
Depreciation and amortization	8,071	7,781	290	3.7
Total segment operating expenses	34,204	33,703	501	1.5
Segment operating income	$17,571	$16,063	$1,508	9.4

Operating revenues

Wireless service revenue increased $1.5 million, or 3.2%, for the three months ended June 30, 2014, compared to the comparable 2013 period.  Net postpaid service revenues increased $1.2 million, driven by data revenues and 4.2% year-over-year growth in average postpaid subscribers. As stated above, the net service fee increased from 12% of net billed revenues to 14% on August 1, 2013, reducing net postpaid service revenue by $0.9 million, approximately $0.3 million per month.  Net prepaid service revenues grew $0.3 million, or 3.1%, due to 3.4% growth in average prepaid subscribers over 2013.

The decrease in tower lease revenue resulted from the termination of Sprint iDEN leases associated with the former Nextel network. Other revenue increased, as the prior year period included a $0.5 million unfavorable adjustment to straight-line rent accruals related to the termination of iDEN leases.

Cost of goods and services

Cost of goods and services increased $0.6 million, or 3.5%, in 2014 from the second quarter of 2013. Postpaid handset costs increased $1.0 million, as higher volume of handset upgrades drove a $0.6 million increase and higher volume of tablets drove $0.2 million of incremental cost. Prepaid handset subsidies decreased $0.5 million on lower volume of handsets sold.

Selling, general and administrative

Selling, general and administrative costs decreased $0.4 million, or 5.1%, in the second quarter of 2014 from the comparable 2013 period.  Costs to add new prepaid subscribers decreased $0.7 million due to lower volume of gross additions in the current year. This decrease was partially offset by growth in advertising expense and general and administrative support.

Depreciation and amortization

Depreciation and amortization increased $0.3 million, or 3.7%, in the second quarter of 2014 over the comparable 2013 period, following completion of Network Vision upgrades.

Index
Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

(in thousands)	Six Months Ended June 30,		Change
	2014	2013	$	%

Segment operating revenues
Wireless service revenue	$95,100	$90,427	$4,673	5.2
Tower lease revenue	5,030	5,137	(107)	(2.1)
Equipment revenue	2,503	2,602	(99)	(3.8)
Other revenue	220	(243)	463	(190.5)
Total segment operating revenues	102,853	97,923	4,930	5.0
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	37,132	35,385	1,747	4.9
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	16,089	15,955	134	0.8
Depreciation and amortization	15,268	13,809	1,459	10.6
Total segment operating expenses	68,489	65,149	3,340	5.1
Segment operating income	$34,364	$32,774	$1,590	4.9

Operating revenues

Wireless service revenue increased $4.7 million, or 5.2%, for the six months ended June 30, 2014, compared to the comparable 2013 period.  Net postpaid service revenues increased $2.4 million, driven by data revenues and 4.3% year-over-year growth in average postpaid subscribers. As stated above, the net service fee increased from 12% of net billed revenues to 14% on August 1, 2013, reducing net postpaid service revenue by $1.8 million, approximately $0.3 million per month.  Net prepaid service revenues grew $2.3 million, or 11.7%, compared to the six months ended June 30, 2013. Average prepaid subscribers increased 4.5% in 2014 over 2013, with changes in the mix of subscribers accounting for the remainder of the increase in prepaid service revenues.

The decrease in tower lease revenue resulted from the termination of Sprint iDEN leases associated with the former Nextel network. Other revenue increased, as the prior year period included a $0.5 million unfavorable adjustment to straight-line rent accruals related to the termination of iDEN leases.

Cost of goods and services

Cost of goods and services increased $1.7 million, or 4.9%, in 2014 from the first half of 2013. Postpaid handset costs increased $2.4 million, driven primarily by higher average cost per handset sold and a higher volume of handset upgrades. Prepaid handset subsidies decreased $1.1 million on lower volume of handsets sold. Network costs increased $0.7 million, primarily due to increases in rent and backhaul costs associated with the Network Vision project. Maintenance expense grew $0.7 million due to increases in maintenance contracts that support the upgraded wireless network. These increases were largely offset by a one-time $0.4 million gain related to actual disposal costs for the Network Vision project being less than the previously accrued amounts and by $0.3 million lower costs from Sprint to service prepaid customers who take advantage of the “top-up” program.

Selling, general and administrative

Selling, general and administrative costs increased $0.1 million in the first six months of 2014 over the comparable 2013 period.  Several factors contributed to this increase.  Costs to add new prepaid subscribers decreased $0.9 million on lower volume of gross additions. Advertising costs grew $0.4 million as the Company increased marketing of the 4G network that was completed in the fourth quarter of 2013. Commission costs grew $0.4 million as growth in sales of higher-tier rate plans resulted in higher commission rates, primarily during the first quarter of 2014.

Index
Depreciation and amortization

Depreciation and amortization increased $1.5 million, 10.6%, in 2014 over the 2013 first half, following completion of Network Vision upgrades

Cable

The Cable segment provides video, internet and voice services in franchise areas in portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area. It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia.

	June 30, 2014	December 31, 2013	June 30, 2013	December 31, 2012

Homes Passed (1)	171,147	170,470	168,523	168,475
Customer Relationships (2)
Video customers	50,159	51,197	51,591	52,676
Non-video customers	19,730	18,341	16,731	15,709
Total customer relationships	69,889	69,538	68,322	68,385
Video
Customers (3)	51,699	53,076	53,395	54,840
Penetration (4)	30.2%	31.1%	31.7%	32.6%
Digital video penetration (5)	63.6%	49.2%	40.2%	39.5%
High-speed Internet
Available Homes (6)	168,923	168,255	166,675	163,273
Customers (3)	48,096	45,776	42,519	40,981
Penetration (4)	28.5%	27.2%	25.5%	25.1%
Voice
Available Homes (6)	166,186	163,282	161,709	154,552
Customers (3)	16,426	14,988	13,576	12,262
Penetration (4)	9.9%	9.2%	8.4%	8.0%
Total Revenue Generating Units (7)	116,221	113,840	109,490	108,083
Fiber Route Miles	2,463	2,446	2,234	2,077
Total Fiber Miles (8)	70,772	69,715	41,394	39,418

1)	Homes and businesses are considered passed (“homes passed”) if we can connect them to our distribution system without further extending the transmission lines. Homes passed is an estimate based upon the best available information.
2)	Customer relationships represent the number of customers who receive at least one of our services.
3)	Generally, a dwelling or commercial unit with one or more television sets connected to our distribution system counts as one video customer. Where services are provided on a bulk basis, such as to hotels and some multi-dwelling units, the revenue charged to the customer is divided by the rate for comparable service in the local market to determine the number of customer equivalents included in the customer counts shown above.
4)	Penetration is calculated by dividing the number of customers by the number of homes passed or available homes, as appropriate.
5)	Digital video penetration is calculated by dividing the number of digital video customers by total video customers. Digital video customers are video customers who receive any level of video service via digital transmission. A dwelling with one or more digital set-top boxes counts as one digital video customer.
6)	Homes and businesses are considered available (“available homes”) if we can connect them to our distribution system without further extending the transmission lines and if we offer the service in that area.
7)	Revenue generating units are the sum of video, voice and high-speed internet customers.
8)	Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles. Fiber counts were recalculated after a fiber audit and deployment of enhanced mapping software in the fourth quarter of 2013.

Index
Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

(in thousands)	Three Months Ended June 30,		Change
	2014	2013	$	%

Segment operating revenues
Service revenue	$17,416	$16,325	$1,091	6.7
Equipment and other revenue	3,421	2,410	1,011	42.0
Total segment operating revenues	20,837	18,735	2,102	11.2

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	12,421	11,239	1,182	10.5
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,735	4,500	235	5.2
Depreciation and amortization	5,766	5,479	287	5.2
Total segment operating expenses	22,922	21,218	1,704	8.0
Segment operating loss	$(2,085)	$(2,483)	$398	16.0

Operating revenues

Cable segment service revenue increased $1.1 million, or 6.7%, due to a 6.3% increase in average revenue generating units, a video rate increase in January 2014, and customers selecting higher-priced digital TV services and higher-speed data access packages.

Growth in equipment and other revenue was driven primarily by a $0.6 million increase in customer premise equipment rents, due to a change in January 2014 of charging customers for their first set top box, which previously had been at no charge. Facility lease revenue grew $0.2 million due to new fiber to the tower contracts with third parties.

Operating expenses

Cable segment cost of goods and services increased $1.2 million, or 10.5%, in the second quarter of 2014 over the comparable 2013 period. Video programming costs increased $0.7 million as the impact of rising rates per subscriber outpaced declining video subscriber counts. Maintenance costs increased $0.3 million due to costs to support network growth.

Selling, general and administrative expenses grew $0.2 million due to increases in costs related to customer service and administrative functions.

The increase in depreciation and amortization expense consists of $0.6 million of  higher depreciation expense on assets placed in service, offset by lower amortization on the customer base intangible asset recorded when the cable markets were acquired. The amortization of this asset declines on the anniversary of the acquisitions.

Index
Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

(in thousands)	Six Months Ended June 30,		Change
	2014	2013	$	%

Segment operating revenues
Service revenue	$34,840	$32,487	$2,353	7.2
Equipment and other revenue	6,477	4,761	1,716	36.0
Total segment operating revenues	41,317	37,248	4,069	10.9

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	24,811	22,461	2,350	10.5
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	9,381	8,924	457	5.1
Depreciation and amortization	11,170	10,684	486	4.5
Total segment operating expenses	45,362	42,069	3,293	7.8
Segment operating loss	$(4,045)	$(4,821)	$776	16.1

Operating revenues

Cable segment service revenue increased $2.4 million, or 7.2%, due to a 6.0% increase in average revenue generating units, a video rate increase in January 2014, and customers selecting higher-priced digital TV services and higher-speed data access packages.

Growth in equipment and other revenue was driven primarily by a $1.1 million increase in customer premise equipment rents, due to a change in January 2014 of charging customers for their first set top box, which previously had been at no charge. Also, facility lease revenue grew $0.3 million due to new fiber to the tower contracts with third parties.

Operating expenses

Cable segment cost of goods and services increased $2.4 million, or 10.5%, in the six months ended June 30, 2014 over the comparable 2013 period. Video programming costs increased $1.1 million as the impact of rising rates per subscriber outpaced declining video subscriber counts. Personnel costs increased $0.5 million due to incremental costs for health care claims and stock compensation. Maintenance costs increased $0.5 million due to costs to support network growth.

Selling, general and administrative expenses grew $0.5 million against the prior year period as increases in costs related to customer service and administrative functions were partially offset by reductions of $0.2 million in commission expense and $0.2 million in bad debt expense.

The increase in depreciation and amortization expense consists of $1.1 million of  higher depreciation expense on network upgrades, offset by lower amortization on the customer base intangible asset recorded when the cable markets were acquired. The amortization of this asset declines on the anniversary of the acquisitions.

Index
Wireline

The Wireline segment provides regulated and unregulated voice services, DSL internet access, and long distance access services throughout Shenandoah County and portions of Rockingham, Frederick, Warren and Augusta counties, Virginia. The segment also provides video services in portions of Shenandoah County, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor through West Virginia and Maryland.

	June 30,	Dec. 31,	June 30,	Dec. 31,
	2014	2013	2013	2012

Telephone Access Lines	21,842	22,106	22,465	22,342
Long Distance Subscribers	9,730	9,851	10,065	10,157
Video Customers	5,904	6,342	6,534	6,719
DSL Subscribers	12,707	12,632	12,621	12,611
Fiber Route Miles	1,455	1,452	1,430	1,420
Total Fiber Miles (1)	85,348	85,135	84,414	84,107

(1)	Total fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

(in thousands)	Three Months Ended June 30,		Change
	2014	2013	$	%

Segment operating revenues
Service revenue	$5,627	$5,558	$69	1.2
Access revenue	2,903	3,066	(163)	(5.3)
Facilities lease revenue	6,241	5,642	599	10.6
Equipment revenue	15	13	2	15.4
Other revenue	858	972	(114)	(11.7)
Total segment operating revenues	15,644	15,251	393	2.6

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	7,737	7,198	539	7.5
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,493	1,251	242	19.3
Depreciation and amortization	2,653	2,802	(149)	(5.3)
Total segment operating expenses	11,883	11,251	632	5.6
Segment operating income	$3,761	$4,000	$(239)	(6.0)

Operating revenues

Total operating revenues in the quarter ended June 30, 2014 increased $0.4 million against the comparable 2013 period. Facilities lease revenue increased $0.4 million due primarily to affiliate billings associated with Network Vision upgrades on the Wireless segment.  New service contracts with third parties generated an additional $0.2 million of facilities lease revenue.  The decrease in Access revenue is the result of 2013 changes in certain intrastate access charges.

Index
Operating expenses

Operating expenses overall increased $0.6 million in the quarter ended June 30, 2014, compared to the 2013 quarter. The increase in cost of goods and services resulted primarily from a $0.4 million increase in costs to provide services to affiliates and to other customers, related to the increases in revenue shown above. Selling, general and administrative expenses increased $0.2 million due primarily to increases in costs to support sales of fiber leases and other administrative functions.

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

(in thousands)	Six Months Ended June 30,		Change
	2014	2013	$	%
Segment operating revenues
Service revenue	$11,211	$11,021	$190	1.7
Access revenue	5,831	6,315	(484)	(7.7)
Facilities lease revenue	12,685	10,790	1,895	17.6
Equipment revenue	26	23	3	13.0
Other revenue	1,666	2,202	(536)	(24.3)
Total segment operating revenues	31,419	30,351	1,068	3.5

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	15,219	14,364	855	6.0
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	2,737	2,612	125	4.8
Depreciation and amortization	5,350	5,532	(182)	(3.3)
Total segment operating expenses	23,306	22,508	798	3.5
Segment operating income	$8,113	$7,843	$270	3.4

Operating revenues

Total operating revenues in the six months ended June 30, 2014 increased $1.1 million against the comparable 2013 period.  Increases in service revenue resulted primarily from increases in affiliate revenues.  Facilities lease revenue increased $1.4 million due primarily to affiliate billings associated with Network Vision upgrades on the Wireless segment. New service contracts with third parties generated an additional $0.5 million of facilities lease revenue. The decrease in access revenue is the result of 2013 changes in certain intrastate access charges. Other revenue decreased $0.4 million due to the conclusion of billings for transition services to buyers of Converged Services’ properties.

Operating expenses

Operating expenses overall increased $0.8 million in the six months ended June 30, 2014, compared to the 2013 period. The increase in cost of goods and services resulted primarily from the $0.9 million increase in costs to provide services to affiliates and to other customers, related to the increases in revenue shown above. A $0.3 million increase in network maintenance expense was offset by a $0.3 million decrease in video programming costs.

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

The following table shows adjusted OIBDA for the three and six months ended June 30, 2014 and 2013.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Adjusted OIBDA	$33,043	$31,260	$64,773	$60,894

Index
The following table reconciles adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure, for the three and six months ended June 30, 2014 and 2013:

Consolidated: (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating income	$15,793	$14,500	$31,473	$29,708
Plus depreciation and amortization	16,595	16,071	31,983	30,042
Plus (gain) loss on asset sales	123	152	(243)	234
Plus share based compensation expense	532	537	1,560	910
Adjusted OIBDA	$33,043	$31,260	$64,773	$60,894

The following tables reconcile adjusted OIBDA to operating income by major segment for the three and six months ended June 30, 2014 and 2013:

Wireless Segment: (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating income	$17,571	$16,063	$34,364	$32,774
Plus depreciation and amortization	8,071	7,781	15,268	13,809
Plus (gain) loss on asset sales	59	11	(293)	100
Plus share based compensation expense	112	152	328	262
Adjusted OIBDA	$25,813	$24,007	$49,667	$46,945

Cable Segment: (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating income (loss)	$(2,085)	$(2,483)	$(4,045)	$(4,821)
Plus depreciation and amortization	5,766	5,479	11,170	10,684
Plus (gain) loss on asset sales	39	28	16	9
Plus share based compensation expense	196	236	584	398
Adjusted OIBDA	$3,916	$3,260	$7,725	$6,270

Wireline Segment: (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating income	$3,761	$4,000	$8,113	$7,843
Plus depreciation and amortization	2,653	2,802	5,350	5,532
Plus loss on asset sales	26	113	35	124
Plus share based compensation expense	102	114	280	191
Adjusted OIBDA	$6,542	$7,029	$13,778	$13,690

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

Sources and Uses of Cash. The Company generated $66.6 million of net cash from operations in the first six months of 2014, compared to $52.2 million in the first six months of 2013, driven primarily by utilization of excess tax payments carried over to 2014 from 2013.

Indebtedness. As of June 30, 2014, the Company’s indebtedness totaled $230.0 million, with an annualized overall weighted average interest rate of approximately 3.40% after considering the impact of the swap contract.  Patronage credits provided by the lender reduce the effective cost of our debt by approximately 69 basis points to an effective rate of approximately 2.71%.  The Company has $50 million available under the Revolving Facility, and the right to borrow up to $100 million under one or more Incremental Term Loan facilities, subject to certain restrictions.  The Revolving Facility and Incremental Term Loan Facility are both subject to the terms of the Restated and Amended Credit Agreement entered into in September 2012.

The Company is bound by certain financial covenants under its Credit Agreement. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. As of June 30, 2014, the Company was in compliance with all debt covenants, and ratios at June 30, 2014 were as follows:

	Actual	Covenant Requirement at June 30, 2014
Total Leverage Ratio	1.84	2.50 or Lower
Debt Service Coverage Ratio	13.87	2.50 or Higher
Equity to Assets Ratio	41.7%	32.5% or Higher

In accordance with the Credit Agreement, the total leverage and debt service coverage ratios noted above are based on the twelve months ended June 30, 2014. In addition to the covenants above, the Company is required to supply the lender with quarterly financial statements and other reports as defined by the Credit Agreement. The Company was in compliance with all reporting requirements at June 30, 2014.

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

For the first six months of 2014, the Company spent $32.8 million on capital projects, compared to $48.5 million in the comparable 2013 period.  Spending related to Wireless projects accounted for $15.7 million in the first six months of 2014, primarily for continued network expansion and upgrades of 4G LTE capacity. Cable capital spending of $9.7 million related to network expansion and upgrades to support new services or customers. Wireline projects accounted for $4.8 million, driven primarily by fiber builds and switching/routing capability.  Other projects totaled $2.6 million, largely related to information technology projects.

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

Recently Issued Accounting Standards

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Index
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of June 30, 2014, the Company had $230.0 million of variable rate debt outstanding, bearing interest at a rate of 2.65% as determined on a monthly basis. An increase in market interest rates of 1.00% would add approximately $2.3 million to annual interest expense, excluding the effect of the interest rate swap.  In 2012, the Company entered into a swap agreement that covers notional principal equal to approximately 76% of the outstanding variable rate debt through maturity in 2019, requiring the Company to pay a fixed rate of 1.13% and receive a variable rate based on one month LIBOR, to manage a portion of its interest rate risk.  The 2012 swap currently adds approximately $1.6 million to annual interest expense, based on the spread between the fixed rate and the variable rate currently in effect on our debt.

The second component of interest rate risk consists of temporary excess cash, which can be invested in various short-term investment vehicles such as overnight repurchase agreements and Treasury bills with a maturity of less than 90 days.  The cash is currently invested in a combination of a commercial checking account that has limited interest rate risk, and three money market mutual funds that contain a total investment of $40 million.  Management continues to evaluate the most beneficial use of these funds.

The third component of interest rate risk is marked increases in interest rates that may adversely affect the rate at which the Company may borrow funds for growth in the future.  If the Company should borrow additional funds under any Incremental Term Loan Facility to fund its capital investment needs, repayment provisions would be agreed to at the time of each draw under the Incremental Term Loan Facility.  If the interest rate margin on any draw exceeds, by more than 0.25%, the applicable interest rate margin on the Term Loan A Facility, the applicable interest rate margin on the Term Loan A Facility shall be increased to equal the interest rate margin on the Incremental Term Loan Facility.  If interest rates increase generally, or if the rate applied under the Company’s Incremental Term Loan Facility causes the Company’s outstanding debt to be repriced, the Company’s future interest costs could increase.

Management views market risk as having a potentially significant impact on the Company's results of operations, as future results could be adversely affected if interest rates were to increase significantly for an extended period, or if the Company’s need for additional external financing resulted in increases to the interest rates applied to all of its new and existing debt.  As of June 30, 2014, the Company has $55.4 million of variable rate debt with no interest rate protection.  The Company’s investments in publicly traded stock and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Executive Supplemental Retirement Plan.  General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

As of June 30, 2014, the Company has $7.0 million of cost and equity method investments. Approximately $4.3 million consists of illiquid required investments related to business, regulatory or lending arrangements necessary to access services. An additional $0.3 million consists of investments in telephone-related business consortiums.  The remaining $2.4 million is invested in privately held companies through an investment with a portfolio manager.  Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested.

Index
ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on criteria established in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2014, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In conjunction with exercises of stock options and distributions of vested share awards, the Company periodically repurchases shares from recipients to cover some of the exercise price of the options being exercised or taxes payable associated with the distribution of shares.  The following table provides information about the Company’s repurchases of shares during the three months ended June 30, 2014:

	Number of Shares Purchased	Average Price Paid per Share
April 1 to April 30	314	$28.07
May 1 to May 31	5,822	$25.85
June 1 to June 30	2,559	$27.94

Total	8,694	$26.55

Index
ITEM 6.	Exhibits

(a)	The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language )

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY
(Registrant)

/s/Adele M. Skolits
Adele M. Skolits
Vice President - Finance and Chief Financial Officer
Date: August 1, 2014

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