Form 10-Q
period 2014-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2014-10-31
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of the registrant’s common stock outstanding on October 23, 2014 was 24,113,184.

SHENANDOAH TELECOMMUNICATIONS COMPANY

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	September 30, 2014	December 31, 2013

Current Assets
Cash and cash equivalents	$78,643	$38,316
Accounts receivable, net	27,747	25,824
Income taxes receivable	2,141	16,576
Materials and supplies	7,605	10,715
Prepaid expenses and other	4,980	5,580
Deferred income taxes	866	963
Total current assets	121,982	97,974

Investments, including $2,628 and $2,528 carried at fair value	9,999	9,332

Property, plant and equipment, net	405,843	408,963

Other Assets
Intangible assets, net	68,680	70,816
Deferred charges and other assets, net	8,108	9,921
Net other assets	76,788	80,737
Total assets	$614,612	$597,006

See accompanying notes to unaudited consolidated financial statements.

(Continued)

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	September 30, 2014	December 31, 2013

Current Liabilities
Current maturities of long-term debt	$23,000	$5,750
Accounts payable	8,522	12,604
Advanced billings and customer deposits	12,336	11,661
Accrued compensation	4,850	4,192
Accrued liabilities and other	8,438	9,787
Total current liabilities	57,146	43,994

Long-term debt, less current maturities	207,000	224,250

Other Long-Term Liabilities
Deferred income taxes	66,637	74,547
Deferred lease payable	6,916	6,156
Asset retirement obligations	6,856	6,485
Other liabilities	9,384	7,259
Total other long-term liabilities	89,793	94,447

Commitments and Contingencies

Shareholders’ Equity
Common stock	28,667	26,759
Accumulated other comprehensive income	1,810	2,594
Retained earnings	230,196	204,962
Total shareholders’ equity	260,673	234,315

Total liabilities and shareholders’ equity	$614,612	$597,006

See accompanying notes to unaudited consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30
	2014	2013	2014	2013

Operating revenues	$82,268	$77,513	$244,136	$230,976

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	33,330	31,778	97,970	93,006
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	18,063	17,481	51,836	49,966
Depreciation and amortization	16,731	14,992	48,714	45,034
Total operating expenses	68,124	64,251	198,520	188,006
Operating income	14,144	13,262	45,616	42,970

Other income (expense):
Interest expense	(2,007)	(2,050)	(6,119)	(6,270)
Gain on investments, net	239	348	335	526
Non-operating income, net	409	377	1,496	1,356
Income before taxes	12,785	11,937	41,328	38,582

Income tax expense	4,782	5,220	16,094	15,672

Net income	$8,003	$6,717	$25,234	$22,910

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate hedge, net of tax	476	(398)	(784)	2,909
Comprehensive Income	$8,479	$6,319	$24,450	$25,819

Earnings per share:
Basic	$0.33	$0.28	$1.05	$0.95
Diluted	$0.33	$0.28	$1.04	$0.95

Weighted average shares outstanding, basic	24,113	24,010	24,091	23,993
Weighted average shares outstanding, diluted	24,393	24,125	24,334	24,078

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012	23,962	$24,688	$184,023	$(863)	$207,848

Net income	-	-	29,586	-	29,586
Other comprehensive income, net of tax	-	-	-	3,457	3,457
Dividends declared ($0.36 per share)	-	-	(8,647)	-	(8,647)
Dividends reinvested in common stock	20	475	-	-	475
Stock based compensation	-	1,938	-	-	1,938
Common stock issued through exercise of incentive stock options	66	1,186	-	-	1,186
Common stock issued for share awards	68	-	-	-	-
Common stock issued	1	10	-	-	10
Common stock repurchased	(77)	(1,600)	-	-	(1,600)
Net excess tax benefit from stock options exercised	-	62	-	-	62

Balance, December 31, 2013	24,040	$26,759	$204,962	$2,594	$234,315

Net income	-	-	25,234	-	25,234
Other comprehensive loss, net of tax	-	-	-	(784)	(784)
Stock based compensation	-	2,152	-	-	2,152
Stock options exercised	51	1,139	-	-	1,139
Common stock issued for share awards	81	-	-	-	-
Common stock issued	1	7	-	-	7
Common stock repurchased	(60)	(1,785)	-	-	(1,785)
Net excess tax benefit from stock options exercised	-	395	-	-	395
Balance, September 30, 2014	24,113	$28,667	$230,196	$1,810	$260,673

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2014	2013

Cash Flows From Operating Activities
Net income	$25,234	$22,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,569	41,749
Amortization	2,145	3,285
Provision for bad debt	1,155	1,504
Stock based compensation expense	2,152	1,540
Excess tax benefits on stock awards	(395)	(69)
Deferred income taxes	(6,261)	4,950
Net loss on disposal of equipment	1,739	234
Realized gain on disposal of investments	-	1
Unrealized gains on investments	(40)	(233)
Net gains from patronage and equity investments	(667)	(627)
Other	1,446	1,976
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(3,078)	(510)
Materials and supplies	3,111	982
Income taxes receivable	14,434	(5,609)
Increase (decrease) in:
Accounts payable	2,411	885
Deferred lease payable	760	981
Other prepaids, deferrals and accruals	623	(431)
Net cash provided by operating activities	$91,338	$73,518

Cash Flows From Investing Activities
Purchase and construction of property, plant and equipment	$(51,197)	$(80,784)
Proceeds from sale of assets	-	271
Proceeds from sale of equipment	390	25
(Purchase) sale of investment securities	-	(13)
Proceeds from sale of investment securities	40	110
Net cash used in investing activities	$(50,767)	$(80,391)

(Continued)

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2014	2013

Cash Flows From Financing Activities
Principal payments on long-term debt	$-	$(1,977)
Excess tax benefits on stock awards	395	69
Repurchases of stock	(1,785)	(1,297)
Proceeds from issuances of stock	1,146	947
Net cash used in financing activities	$(244)	$(2,258)

Net increase (decrease) in cash and cash equivalents	$40,327	$(9,131)

Cash and cash equivalents:
Beginning	38,316	71,086
Ending	$78,643	$61,955

Supplemental Disclosures of Cash Flow Information
Cash payments for:

Interest	$5,927	$6,476

Income taxes paid	$8,825	$16,330

During the first nine months of 2013, the Company traded in certain PCS equipment and received credits of $14.2 million against the purchase price of new equipment.

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

2. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Plant in service	$668,718	$633,480
Plant under construction	18,493	23,181
	687,211	656,661
Less accumulated amortization and depreciation	281,368	247,698
Net property, plant and equipment	$405,843	$408,963

3. Earnings per share

Basic net income per share was computed on the weighted average number of shares outstanding. Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options. Of 698 thousand and 764 thousand shares and options outstanding at September 30, 2014 and 2013, respectively, zero and 293 thousand were anti-dilutive, respectively. These options have been excluded from the computations of diluted earnings per share for their respective period. There were no adjustments to net income for either period.

4. Investments Carried at Fair Value

Investments include $2.6 million and $2.5 million of investments carried at fair value as of September 30, 2014 and December 31, 2013, respectively, consisting of equity, bond and money market mutual funds. These investments were acquired under a rabbi trust arrangement related to a non-qualified supplemental retirement plan maintained by the Company. During the nine months ended September 30, 2014, the Company recognized $111 thousand in dividend and interest income from investments, and recorded net unrealized gains of $40 thousand on these investments. Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds.

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

The Company entered into a pay-fixed, receive-variable interest rate swap of $63.3 million of notional principal in August 2010. This interest rate swap was not designated as a cash flow hedge. Changes in the fair value of interest rate swaps not designated as cash flow hedges are recorded in interest expense each reporting period. The changes in fair value recorded in interest expense for the three and nine months ended September 30, 2013 were decreases of $33 thousand and $239 thousand, respectively. This swap expired in July 2013.

The Company entered into a pay-fixed, receive-variable interest rate swap of $174.6 million of notional principal in September 2012. This interest rate swap was designated as a cash flow hedge. The total outstanding notional amount of the cash flow hedge was $174.6 million as of September 30, 2014.

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

Amounts reported in accumulated other comprehensive income related to the interest rate swap designated and that qualifies as a cash flow hedge are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2014, the Company estimates that $1.5 million will be reclassified as an increase to interest expense during the next twelve months due to the interest rate swap since the hedge interest rate exceeds the variable interest rate on the debt.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of September 30, 2014 and December 31, 2013 (in thousands):

Derivatives
	Fair Value as of
Balance Sheet	September 30,	December 31,
Location	2014	2013

Derivatives designated as hedging instruments: Interest rate swap
Accrued liabilities and other	$ (1,459)	$ (1,590)
Deferred charges and other assets, net	4,482	5,926
Total derivatives designated as hedging instruments	$ 3,023	$ 4,336

The fair value of interest rate swaps is determined using a pricing model with inputs that are observable in the market (level 2 fair value inputs).

Index
The table below presents change in accumulated other comprehensive income by component for the nine months ended September 30, 2014 (in thousands):

	Gains and (Losses) on Cash Flow Hedges	Income Tax (Expense) Benefit	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2013	$4,336	$(1,742)	$2,594
Other comprehensive income before reclassifications	(2,603)	1,043	(1,560)
Amounts reclassified from accumulated other comprehensive income (to interest expense)	1,290	(514)	776
Net current period other comprehensive income (loss)	(1,313)	529	(784)
Balance as of September 30, 2014	$3,023	$(1,213)	$1,810

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

The Cable segment provides video, internet and voice services in Virginia, West Virginia and Maryland, and leases fiber optic facilities throughout southern Virginia and West Virginia. It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia.

The Wireline segment provides regulated and unregulated voice services, DSL internet access, and long distance access services throughout Shenandoah County and portions of Rockingham, Frederick, Warren and Augusta counties, Virginia. The segment also provides video services in portions of Shenandoah County, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor through West Virginia, Maryland and portions of Pennsylvania.

Three months ended September 30, 2014 (in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$48,013	$17,602	$5,102	$-	$-	$70,717
Other	3,083	3,370	5,098	-	-	11,551
Total external revenues	51,096	20,972	10,200	-	-	82,268
Internal revenues	1,099	32	5,724	-	(6,855)	-
Total operating revenues	52,195	21,004	15,924	-	(6,855)	82,268

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	18,322	14,157	7,078	-	(6,227)	33,330
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	8,645	5,107	1,533	3,406	(628)	18,063
Depreciation and amortization	7,895	5,864	2,875	97	-	16,731
Total operating expenses	34,862	25,128	11,486	3,503	(6,855)	68,124
Operating income (loss)	17,333	(4,124)	4,438	(3,503)	-	14,144

Index

Three months ended September 30, 2013 (in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$45,938	$16,415	$5,075	$-	$-	$67,428
Other	2,550	2,706	4,829	-	-	10,085
Total external revenues	48,488	19,121	9,904	-	-	77,513
Internal revenues	1,090	19	5,127	-	(6,236)	-
Total operating revenues	49,578	19,140	15,031	-	(6,236)	77,513

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	17,969	12,218	7,214	-	(5,623)	31,778
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	8,313	5,147	1,457	3,177	(613)	17,481
Depreciation and amortization	6,799	5,312	2,872	9	-	14,992
Total operating expenses	33,081	22,677	11,543	3,186	(6,236)	64,251
Operating income (loss)	16,497	(3,537)	3,488	(3,186)	-	13,262

Nine months ended September 30, 2014 (in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$143,112	$52,442	$15,322	$-	$-	$210,876
Other	8,653	9,788	14,819	-	-	33,260
Total external revenues	151,765	62,230	30,141	-	-	244,136
Internal revenues	3,283	91	17,202	-	(20,576)	-
Total operating revenues	155,048	62,321	47,343	-	(20,576)	244,136

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	55,455	38,969	22,297	-	(18,751)	97,970
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	24,734	14,487	4,270	10,170	(1,825)	51,836
Depreciation and amortization	23,162	17,035	8,225	292	-	48,714
Total operating expenses	103,351	70,491	34,792	10,462	(20,576)	198,520
Operating income (loss)	51,697	(8,170)	12,551	(10,462)	-	45,616

Nine months ended September 30, 2013 (in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$136,365	$48,902	$15,353	$-	$-	$200,620
Other	7,897	7,364	15,095	-	-	30,356
Total external revenues	144,262	56,266	30,448	-	-	230,976
Internal revenues	3,238	121	14,935	-	(18,294)	-
Total operating revenues	147,500	56,387	45,383	-	(18,294)	230,976

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	53,354	34,679	21,577	-	(16,604)	93,006
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	24,268	14,071	4,069	9,248	(1,690)	49,966
Depreciation and amortization	20,608	15,996	8,405	25	-	45,034
Total operating expenses	98,230	64,746	34,051	9,273	(18,294)	188,006
Operating income (loss)	49,270	(8,359)	11,332	(9,273)	-	42,970

Index
A reconciliation of the total of the reportable segments’ operating income to consolidated income before taxes is as follows:

	Three Months Ended September 30,
	2014	2013
Total consolidated operating income	$14,144	$13,262
Interest expense	(2,007)	(2,050)
Non-operating income (expense), net	648	725
Income before taxes	$12,785	$11,937

	Nine Months Ended September 30,
	2014	2013
Total consolidated operating income	$45,616	$42,970
Interest expense	(6,119)	(6,270)
Non-operating income (expense), net	1,831	1,882
Income before taxes	$41,328	$38,582

The Company’s assets by segment are as follows:

(in thousands)	September 30, 2014	December 31, 2013
Wireless	$252,229	$229,038
Cable	203,918	199,184
Wireline	92,875	92,455
Other	410,580	435,804
Combined totals	959,602	956,481
Inter-segment eliminations	(344,990)	(359,475)
Consolidated totals	$614,612	$597,006

8. Income Taxes

The Company files U.S. federal income tax returns and various state and local income tax returns. With few exceptions, years prior to 2011 are no longer subject to examination. The Company is under audit in the state of Maryland for the 2010 and 2011 tax years. No other state or federal income tax audits were in process as of September 30, 2014.

9. Subsequent Event

On October 20, 2014, the Company’s Board of Directors declared a dividend of $0.47 per share payable on December 1, 2014, to shareholders of record as of November 5, 2014. The Company expects to pay out approximately $11.3 million excluding the effect of dividend reinvestments.

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

*
The Wireline segment provides regulated and unregulated voice services, DSL internet access, and long distance access services throughout Shenandoah County and portions of Rockingham, Frederick, Warren and Augusta counties, Virginia. The segment also provides video services in portions of Shenandoah County, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor through West Virginia, Maryland and portions of Pennsylvania.

*	A fourth segment, Other, primarily includes Shenandoah Telecommunications Company, the parent holding company.

Index
Results of Operations
Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013
Consolidated Results

The Company’s consolidated results for the third quarters of 2014 and 2013 are summarized as follows:

	Three Months Ended September 30,		Change
(in thousands)	2014	2013	$	%
Operating revenues	$82,268	$77,513	$4,755	6.1
Operating expenses	68,124	64,251	3,873	6.0
Operating income	14,144	13,262	882	6.7

Interest expense	(2,007)	(2,050)	43	(2.1)
Other income (expense), net	648	725	(77)	(10.6)
Income before taxes	12,785	11,937	848	7.1
Income tax expense	4,782	5,220	(438)	(8.4)
Net income	$8,003	$6,717	$1,286	19.1

Operating revenues

For the three months ended September 30, 2014, operating revenues increased $4.8 million, or 6.1%. Wireless segment revenues increased $2.6 million compared to the third quarter of 2013. Net postpaid service revenues increased $1.8 million, driven by 4.8% year-over-year growth in average postpaid subscribers. Other Wireless revenue increased $0.8 million, primarily due to growth in prepaid service revenue and equipment revenue. Cable segment revenue grew $1.9 million. This increase included a $1.2 million growth in cable service revenue as a result of a 6.7% growth in average subscriber counts and an increase in revenue per subscriber. Growth in Cable equipment revenue of $0.6 million resulted primarily from an increase in customer premises equipment rents. Wireline segment revenue increased $0.9 million due primarily to growth in facility lease revenues from new contracts with affiliates and third parties.

Operating expenses

Total operating expenses were $68.1 million in the third quarter of 2014 compared to $64.3 million in the prior year period. Cost of goods and services sold increased $1.6 million, including increases of $1.2 million in PCS handset costs and $0.9 million in cable programming costs. Disposal costs increased $2.0 million, as the company disposed of obsolete equipment that had been taken out of service while upgrading its cable and wireline networks. The increase in disposal costs was offset by reductions in network costs and maintenance expense, driven primarily by an increased percentage of labor capitalized to projects. Selling, general and administrative expenses increased $0.6 million. Depreciation and amortization expense increased $1.7 million, primarily due to completion of the Network Vision and cable network upgrade projects.

Income tax expense

The Company’s effective tax rate decreased from 43.7% for the three months ended September 30, 2013 to 37.4% for the three months ended September 30, 2014. The 2013 period included $0.5 million in unfavorable adjustments resulting from finalizing the estimated effects of restructuring entities during 2012. The 2014 period included $0.2 million in favorable adjustments to estimates made for the 2013 federal and state returns filed in September 2014. The Company anticipates that its effective tax rate, without unanticipated adjustments, will be approximately 39.5%.

Net income

For the three months ended September 30, 2014, net income increased $1.3 million, or 19.1%, primarily reflecting growth in subscriber counts and revenue per subscriber in the Wireless segment, along with a lower effective income tax rate in the current quarter.

Index
Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013
Consolidated Results

The Company’s consolidated results for the first nine months of 2014 and 2013 are summarized as follows:

	Nine Months Ended September 30,		Change
(in thousands)	2014	2013	$	%
Operating revenues	$244,136	$230,976	$13,160	5.7
Operating expenses	198,520	188,006	10,514	5.6
Operating income	45,616	42,970	2,646	6.2

Interest expense	(6,119)	(6,270)	151	(2.4)
Other income (expense), net	1,831	1,882	(51)	(2.7)
Income before taxes	41,328	38,582	2,746	7.1
Income tax expense	16,094	15,672	422	2.7
Net income	$25,234	$22,910	$2,324	10.1

Operating revenues

For the nine months ended September 30, 2014, operating revenues increased $13.2 million, or 5.7%. Wireless segment service revenues increased $6.7 million compared to the first nine months of 2013. Net postpaid service revenues increased $4.2 million, driven by 4.5% year-over-year growth in average postpaid subscribers. Net prepaid service revenues grew $2.6 million, or 8.5%, due to 4.6% growth in average prepaid subscribers and higher average revenue per subscriber in 2014 over 2013. Cable segment revenues increased $5.9 million due to a 6.3% increase in average revenue generating units compared to the 2013 period and to a $1.7 million increase in rent revenues for customer premises equipment, due to a change in January 2014 of charging customers separately for their first set top box, which previously had been included in the service fee. Growth in fiber lease revenue contributed $0.4 million to the year-over-year increase of Cable segment revenue. Wireline segment revenue increased $2.0 million, primarily due to growth in facility lease revenues from new contracts with affiliates and third parties.

Operating expenses

Total operating expenses were $198.5 million in the nine months ended September 30, 2014 compared to $188.0 million in the prior year period. Cost of goods and services sold increased $5.0 million, including increases of $2.5 million in PCS handset costs, $1.8 million in video programming costs and $0.9 million in network maintenance costs. Disposal costs increased $1.6 million, as the company disposed of obsolete equipment that had been taken out of service while upgrading the cable and wireline networks. The increase in disposal costs was offset by reductions in network costs, driven primarily by lower backhaul expenses along with an increase in labor capitalized to projects. Selling, general and administrative expenses increased $1.9 million, due to higher personnel costs, partially offset by lower wireless prepaid and bad debt expenses. Depreciation and amortization expense increased $3.7 million, primarily due to completion of the Network Vision and cable network upgrade projects.

Interest and other income (expense), net

Interest expense declined $0.2 million from the prior year period. During the first nine months of 2013, the Company recorded $0.2 million of interest expense charges to reflect changes in the fair value of an interest rate swap not designated as a cash flow hedge. This swap expired in July 2013.

Income tax expense

The Company’s effective tax rate decreased from 40.6% for the nine months ended September 30, 2013 to 38.9% for the nine months ended September 30, 2014. The 2013 period included $0.5 million in unfavorable adjustments from finalizing the estimated effects of restructuring entities during 2012. The 2014 period included $0.2 million in favorable adjustments to estimates made for the 2013 federal and state returns filed in September 2014. The Company anticipates that its effective tax rate should be approximately 39.5%.

Index
Net income

For the nine months ended September 30, 2014, net income increased $2.3 million, or 10.1%, reflecting growth in subscriber counts and revenue per subscriber in the Wireless segment, partially offset by increases in operating expenses incurred in support of this growth.

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

During 2014, the Company’s PCS stores began participating in Sprint’s handset financing programs, whereby Sprint enters into a financing agreement with the subscriber and the subscriber receives a handset from Sprint. The equipment revenue from the subscriber and the handset expense are Sprint’s responsibility and are not recorded by the Company.

The following tables show selected operating statistics of the Wireless segment as of the dates shown:

	September 30,	December 31,	September 30,	December 31,
	2014	2013	2013	2012
Retail PCS Subscribers – Postpaid	282,976	273,721	267,667	262,892
Retail PCS Subscribers – Prepaid	140,126	137,047	132,669	128,177
PCS Market POPS (000) (1)	2,410	2,397	2,395	2,390
PCS Covered POPS (000) (1)	2,116	2,067	2,065	2,057
CDMA Base Stations (sites)	531	526	525	516
Towers	154	153	153	150
Non-affiliate cell site leases (2)	197	217	221	216

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Gross PCS Subscriber Additions – Postpaid	20,095	15,754	51,578	46,762
Net PCS Subscriber Additions – Postpaid	5,303	1,370	9,255	4,775
Gross PCS Subscriber Additions – Prepaid	18,225	17,572	52,683	57,301
Net PCS Subscriber Additions – Prepaid	1,950	1,297	3,079	4,483
PCS Average Monthly Retail Churn % - Postpaid (3)	1.76%	1.80%	1.70%	1.76%
PCS Average Monthly Retail Churn % - Prepaid (3)	3.92%	4.11%	3.99%	4.45%

1)	POPS refers to the estimated population of a given geographic area and is based on information purchased from third party sources. Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the Company’s network.
2)	The decrease from December 31, 2013 is primarily a result of termination of Sprint iDEN leases associated with the former Nextel network.
3)	PCS Average Monthly Retail Churn is the average of the monthly subscriber turnover, or churn, calculations for the period.

Index
Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013

	Three Months Ended September 30,		Change
(in thousands)	2014	2013	$	%
Segment operating revenues
Wireless service revenue	$48,013	$45,938	$2,075	4.5
Tower lease revenue	2,545	2,611	(66)	(2.5)
Equipment revenue	1,573	1,257	316	25.1
Other revenue	64	(228)	292	(128.1)
Total segment operating revenues	52,195	49,578	2,617	5.3
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	18,322	17,969	353	2.0
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	8,645	8,313	332	4.0
Depreciation and amortization	7,895	6,799	1,096	16.1
Total segment operating expenses	34,862	33,081	1,781	5.4
Segment operating income	$17,333	$16,497	$836	5.1

Operating revenues

Wireless service revenue increased $2.1 million, or 4.5%, for the three months ended September 30, 2014, compared to the comparable 2013 period. Net postpaid service revenues increased $1.8 million, driven by 4.8% year-over-year growth in average postpaid subscribers. As stated above, the net service fee increased from 12% of net billed revenues to 14% on August 1, 2013, reducing net postpaid service revenue by $0.3 million in the three months ended September 30, 2014. Net prepaid service revenues grew $0.3 million due to 5.0% growth in average prepaid subscribers over 2013.

The decrease in tower lease revenue resulted from the termination of Sprint iDEN leases associated with the former Nextel network. Equipment revenue increased due to growth in accessories sales and fewer discounts on handset sales. Other revenue increased, as the prior year period included a $0.3 million unfavorable adjustment to straight-line rent accruals related to the termination of iDEN leases.

Cost of goods and services

Cost of goods and services increased $0.4 million, or 2.0%, in 2014 from the third quarter of 2013. Prepaid handset subsidies increased $0.6 million, as higher cost of handsets was partially offset by a decrease in the volume of upgraded handsets. Postpaid handset costs increased $0.5 million, as higher volume of handset upgrades and tablet sales were largely offset by a reduction in the volume of subsidized handsets. Network costs decreased $0.8 million, due primarily to a $0.5 million decrease in backhaul costs following completion of the Network Vision project. An increase in labor capitalized to projects also contributed to the decrease in network costs.

Selling, general and administrative

Selling, general and administrative costs increased $0.3 million, or 4.0%, in the third quarter of 2014 from the comparable 2013 period. Advertising and commissions expenses increased $0.2 million, or 3.9%.

Depreciation and amortization

Depreciation and amortization increased $1.1 million, or 16.1%, in the third quarter of 2014 over the comparable 2013 period, following completion of Network Vision upgrades.

Index
Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

	Nine Months Ended September 30,		Change
(in thousands)	2014	2013	$	%
Segment operating revenues
Wireless service revenue	$143,112	$136,365	$6,747	4.9
Tower lease revenue	7,576	7,748	(172)	(2.2)
Equipment revenue	4,076	3,859	217	5.6
Other revenue	284	(472)	756	(160.2)
Total segment operating revenues	155,048	147,500	7,548	5.1
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	55,455	53,354	2,101	3.9
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	24,734	24,268	466	1.9
Depreciation and amortization	23,162	20,608	2,554	12.4
Total segment operating expenses	103,351	98,230	5,121	5.2
Segment operating income	$51,697	$49,270	$2,427	4.9

Operating revenues

Wireless service revenue increased $6.7 million, or 4.9%, for the nine months ended September 30, 2014, compared to the 2013 period. Net postpaid service revenues increased $4.2 million, or 3.9%, driven by 4.5% year-over-year growth in average postpaid subscribers. As stated above, the net service fee increased from 12% of net billed revenues to 14% on August 1, 2013, reducing net postpaid service revenue by $2.1 million, approximately $0.3 million per month. Net prepaid service revenues grew $2.6 million, or 8.5%, compared to the nine months ended September 30, 2013. Average prepaid subscribers increased 4.6% in 2014 over 2013, with changes in the mix of subscribers accounting for the remainder of the increase in prepaid service revenues.

The decrease in tower lease revenue resulted from the termination of Sprint iDEN leases associated with the former Nextel network. Equipment revenue increased due to growth in accessories sales and fewer discounts on handset sales. Other revenue increased, as the prior year period included a $0.8 million unfavorable adjustment to straight-line rent accruals related to the termination of iDEN leases.

Cost of goods and services

Cost of goods and services increased $2.1 million, or 3.9%, in 2014 from the first nine months of 2013. Postpaid handset costs increased $2.9 million, driven primarily by higher average cost per handset sold and a higher volume of handset upgrades. Prepaid handset subsidies decreased $0.5 million on lower volume of handsets sold. Network costs decreased $0.1 million, as a decrease in backhaul costs was partially offset by an increase in rent expense associated with the Network Vision project. An increase in labor capitalized to projects also contributed to the decrease in network costs. Maintenance expense grew $0.9 million due to increases in maintenance contracts that support the upgraded wireless network. These increases were largely offset by a one-time $0.4 million gain related to actual disposal costs for the Network Vision project being less than the previously accrued amounts and by $0.4 million lower costs from Sprint to service prepaid customers who take advantage of the “top-up” program.

Selling, general and administrative

Selling, general and administrative costs increased $0.5 million, or 1.9%, in the first nine months of 2014 over the comparable 2013 period primarily due to an increase in advertising and other marketing costs. Acquisition costs related to prepaid customers decreased due to lower volume of upgrades and new activations, but were partially offset by costs to support existing customers.

Depreciation and amortization

Depreciation and amortization increased $2.6 million, 12.4%, in 2014 over the first nine months of 2013, following completion of Network Vision upgrades.

Index
Cable

The Cable segment provides video, internet and voice services in franchise areas in portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area. It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia.

	September 30, 2014	December 31, 2013	September 30, 2013	December 31, 2012
Homes Passed (1)	171,382	170,470	168,746	168,475
Customer Relationships (2)
Video customers	49,672	51,197	51,529	52,676
Non-video customers	21,630	18,341	17,687	15,709
Total customer relationships	71,302	69,538	69,216	68,385
Video
Customers (3)	52,347	53,076	53,386	54,840
Penetration (4)	30.5%	31.1%	31.6%	32.6%
Digital video penetration (5)	64.8%	49.2%	48.7%	39.5%
High-speed Internet
Available Homes (6)	170,728	168,255	166,898	163,273
Customers (3)	50,626	45,776	44,583	40,981
Penetration (4)	29.7%	27.2%	26.7%	25.1%
Voice
Available Homes (6)	167,991	163,282	161,932	154,552
Customers (3)	17,493	14,988	14,338	12,262
Penetration (4)	10.4%	9.2%	8.9%	8.0%
Total Revenue Generating Units (7)	120,466	113,840	112,307	108,083
Fiber Route Miles	2,473	2,446	2,237	2,077
Total Fiber Miles (8)	71,022	69,715	41,562	39,418

1)	Homes and businesses are considered passed (“homes passed”) if we can connect them to our distribution system without further extending the transmission lines. Homes passed is an estimate based upon the best available information.
2)	Customer relationships represent the number of customers who receive at least one of our services.
3)	Generally, a dwelling or commercial unit with one or more television sets connected to our distribution system counts as one video customer. Where services are provided on a bulk basis, such as to hotels and some multi-dwelling units, the revenue charged to the customer is divided by the rate for comparable service in the local market to determine the number of customer equivalents included in the customer counts shown above.
4)	Penetration is calculated by dividing the number of customers by the number of homes passed or available homes, as appropriate.
5)	Digital video penetration is calculated by dividing the number of digital video customers by total video customers. Digital video customers are video customers who receive any level of video service via digital transmission. A dwelling with one or more digital set-top boxes counts as one digital video customer.
6)	Homes and businesses are considered available (“available homes”) if we can connect them to our distribution system without further extending the transmission lines and if we offer the service in that area.
7)	Revenue generating units are the sum of video, voice and high-speed internet customers.
8)	Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles. Fiber counts were recalculated after a fiber audit and deployment of enhanced mapping software in the fourth quarter of 2013.

Index
Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013

	Three Months Ended September 30,		Change
(in thousands)	2014	2013	$	%
Segment operating revenues
Service revenue	$17,602	$16,415	$1,187	7.2
Equipment and other revenue	3,402	2,725	677	24.8
Total segment operating revenues	21,004	19,140	1,864	9.7

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	14,157	12,218	1,939	15.9
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	5,107	5,147	(40)	(0.8)
Depreciation and amortization	5,864	5,312	552	10.4
Total segment operating expenses	25,128	22,677	2,451	10.8
Segment operating loss	$(4,124)	$(3,537)	$(587)	16.6

Operating revenues

Cable segment service revenue increased $1.2 million, or 7.2%, due to a 6.7% increase in average revenue generating units, a video rate increase in January 2014, and customers selecting higher-priced digital TV services and higher-speed data access packages.

Growth in equipment and other revenue was driven primarily by a $0.6 million increase in equipment rents, due to a change in January 2014 of charging customers separately for their first set top box, which previously had been included in the service fee. Facility lease revenue grew $0.1 million due to new fiber to the tower contracts with third parties.

Operating expenses

Cable segment cost of goods and services increased $1.9 million, or 15.9%, in the third quarter of 2014 over the comparable 2013 period. Disposal costs increased $1.3 million, as the Company disposed of obsolete equipment that had previously been taken out of service. Video programming costs increased $0.9 million as the impact of rising rates per subscriber outpaced declining video subscriber counts. Maintenance costs decreased $0.3 million due to a reduction in materials and supplies expense.

Selling, general and administrative expenses were flat against the prior year quarter as a $0.3 million decrease in marketing and selling expense was largely offset by increases in bad debt expense and costs related to administrative functions.

The increase in depreciation and amortization expense consists of $0.8 million of higher depreciation expense on assets placed in service, offset by lower amortization on the customer base intangible asset recorded when the cable markets were acquired. The amortization of this asset declines on the anniversary of the acquisitions.

Index
Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

	Nine Months Ended September 30,		Change
(in thousands)	2014	2013	$	%
Segment operating revenues
Service revenue	$52,442	$48,902	$3,540	7.2
Equipment and other revenue	9,879	7,485	2,394	32.0
Total segment operating revenues	62,321	56,387	5,934	10.5

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	38,969	34,679	4,290	12.4
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	14,487	14,071	416	3.0
Depreciation and amortization	17,035	15,996	1,039	6.5
Total segment operating expenses	70,491	64,746	5,745	8.9
Segment operating loss	$(8,170)	$(8,359)	$189	(2.3)

Operating revenues

Cable segment service revenue increased $3.5 million, or 7.2%, due to a 6.3% increase in average revenue generating units, a video rate increase in January 2014, and customers selecting higher-priced digital TV services and higher-speed data access packages.

Growth in equipment and other revenue was driven primarily by a $1.7 million increase in equipment rents, due to a change in January 2014 of charging customers separately for their first set top box, which previously had been included in the service fee. Facility lease revenue grew $0.4 million due to new fiber to the tower contracts with third parties. Installation revenue increased $0.2 million.

Operating expenses

Cable segment cost of goods and services increased $4.3 million, or 12.4%, in the nine months ended September 30, 2014 over the comparable 2013 period. Video programming costs increased $2.0 million as the impact of rising rates per subscriber outpaced declining video subscriber counts. Disposal costs increased $1.4 million, as the Company disposed of obsolete equipment that had been taken out of service while upgrading the network. Personnel costs increased $0.5 million and maintenance costs increased $0.2 million due to costs to support network growth.

Selling, general and administrative expenses grew $0.4 million against the prior year period as increases in costs related to customer service and administrative functions were partially offset by reductions of $0.4 million in marketing and selling expense and $0.1 million in bad debt expense.

The increase in depreciation and amortization expense consists of $2.0 million of higher depreciation expense on network upgrades, offset by lower amortization on the customer base intangible asset recorded when the cable markets were acquired. The amortization of this asset declines on the anniversary of the acquisitions.

Wireline

The Wireline segment provides regulated and unregulated voice services, DSL internet access, and long distance access services throughout Shenandoah County and portions of Rockingham, Frederick, Warren and Augusta counties, Virginia. The segment also provides video services in portions of Shenandoah County, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor through West Virginia, Maryland and portions of Pennsylvania.

Index
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2014	2013	2013	2012
Telephone Access Lines	21,742	22,106	22,257	22,342
Long Distance Subscribers	9,645	9,851	9,920	10,157
Video Customers	5,787	6,342	6,405	6,719
DSL Subscribers	12,708	12,632	12,559	12,611
Fiber Route Miles	1,459	1,452	1,434	1,420
Total Fiber Miles (1)	85,398	85,135	84,487	84,107

(1)	Total fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013

	Three Months Ended September 30,		Change
(in thousands)	2014	2013	$	%
Segment operating revenues
Service revenue	$5,627	$5,587	$40	0.7
Access revenue	3,098	3,177	(79)	(2.5)
Facility lease revenue	6,284	5,456	828	15.2
Equipment revenue	17	14	3	21.4
Other revenue	898	797	101	12.7
Total segment operating revenues	15,924	15,031	893	5.9

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	7,078	7,214	(136)	(1.9)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,533	1,457	76	5.2
Depreciation and amortization	2,875	2,872	3	0.1
Total segment operating expenses	11,486	11,543	(57)	(0.5)
Segment operating income	$4,438	$3,488	$950	27.2

Operating revenues

Total operating revenues in the quarter ended September 30, 2014 increased $0.9 million against the comparable 2013 period. Facility lease revenue increased $0.8 million due primarily to a $0.5 million increase in affiliate billings associated with Network Vision upgrades on the Wireless segment. New service contracts with third parties generated an additional $0.3 million of facility lease revenue.

Operating expenses

Operating expenses overall decreased $0.1 million in the quarter ended September 30, 2014, compared to the 2013 quarter. The benefit of additional labor costs being capitalized to fixed asset project costs was largely offset by the increased cost of asset disposals.

Index
Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

	Nine Months Ended September 30,		Change
(in thousands)	2014	2013	$	%
Segment operating revenues
Service revenue	$16,839	$16,608	$231	1.4
Access revenue	8,929	9,491	(562)	(5.9)
Facility lease revenue	18,968	16,247	2,721	16.7
Equipment revenue	43	37	6	16.2
Other revenue	2,564	3,000	(436)	(14.5)
Total segment operating revenues	47,343	45,383	1,960	4.3

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	22,297	21,577	720	3.3
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,270	4,069	201	4.9
Depreciation and amortization	8,225	8,405	(180)	(2.1)
Total segment operating expenses	34,792	34,051	741	2.2
Segment operating income	$12,551	$11,332	$1,219	10.8

Operating revenues

Total operating revenues in the nine months ended September 30, 2014 increased $2.0 million against the comparable 2013 period. Increases in service revenue resulted primarily from increases in affiliate revenues. Facility lease revenue grew $2.7 million due to a $1.9 million increase in affiliate billings associated with Network Vision upgrades on the Wireless segment and an increase of $0.8 million of new service contracts with third parties. The decrease in access revenue is the result of 2013 changes in certain intrastate access charges. Other revenue decreased $0.4 million due to the conclusion of billings for transition services to buyers of Converged Services’ properties.

Operating expenses

Operating expenses overall increased $0.7 million in the nine months ended September 30, 2014, compared to the 2013 period. The increase in cost of goods and services resulted primarily from a $1.1 million increase in costs to provide services to affiliates and to other customers, related to the increases in facility lease revenue shown above. The disposal of obsolete out of service assets resulted in an additional $0.4 million increase. These increases were partially offset by a $0.7 million increase in labor capitalized to projects.

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

The following table shows adjusted OIBDA for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Adjusted OIBDA	$33,253	$28,703	$97,991	$89,597

The following table reconciles adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2014 and 2013:

Index

Consolidated:	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Operating income	$14,144	$13,262	$45,616	$42,970
Plus depreciation and amortization	16,731	14,992	48,714	45,034
Plus (gain) loss on asset sales	2,053	18	1,811	252
Plus share based compensation expense	325	431	1,850	1,341
Adjusted OIBDA	$33,253	$28,703	$97,991	$89,597

The following tables reconcile adjusted OIBDA to operating income by major segment for the three and nine months ended September 30, 2014 and 2013:

Wireless Segment:	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Operating income	$17,333	$16,497	$51,697	$49,270
Plus depreciation and amortization	7,895	6,799	23,162	20,608
Plus (gain) loss on asset sales	-	-	(293)	100
Plus share based compensation expense	67	123	387	385
Adjusted OIBDA	$25,295	$23,419	$74,953	$70,363

Cable Segment:	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Operating income (loss)	$(4,124)	$(3,537)	$(8,170)	$(8,359)
Plus depreciation and amortization	5,864	5,312	17,035	15,996
Plus (gain) loss on asset sales	1,512	(35)	1,528	(26)
Plus share based compensation expense	125	187	699	585
Adjusted OIBDA	$3,377	$1,927	$11,092	$8,196

Wireline Segment:	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Operating income	$4,438	$3,488	$12,551	$11,332
Plus depreciation and amortization	2,875	2,872	8,225	8,405
Plus loss on asset sales	541	53	575	177
Plus share based compensation expense	45	92	311	284
Adjusted OIBDA	$7,899	$6,505	$21,662	$20,198

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

Sources and Uses of Cash. The Company generated $91.3 million of net cash from operations in the first nine months of 2014, compared to $73.5 million in the first nine months of 2013, driven primarily by utilization of excess tax payments carried over to 2014 from 2013.

Indebtedness. As of September 30, 2014, the Company’s indebtedness totaled $230.0 million, with an annualized overall weighted average interest rate of approximately 3.40% after considering the impact of the swap contract. Patronage credits provided by the lender reduce the effective cost of our debt by approximately 69 basis points to an effective rate of approximately 2.71%. The Company has $50 million available under the Revolving Facility, and the right to borrow up to $100 million under one or more Incremental Term Loan facilities, subject to certain restrictions. The Revolving Facility and Incremental Term Loan Facility are both subject to the terms of the Restated and Amended Credit Agreement entered into in September 2012. Quarterly repayments of the term loan in the amount of $5.75 million begin December 31, 2014.
The Company is bound by certain financial covenants under its Credit Agreement. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. As of September 30, 2014, the Company was in compliance with all debt covenants, and ratios at September 30, 2014 were as follows:

	Actual	Covenant Requirement at September 30, 2014
Total Leverage Ratio	1.78	2.50 or Lower
Debt Service Coverage Ratio	15.05	2.50 or Higher
Equity to Assets Ratio	42.4%	32.5% or Higher

In accordance with the Credit Agreement, the total leverage and debt service coverage ratios noted above are based on the twelve months ended September 30, 2014. In addition to the covenants above, the Company is required to supply the lender with quarterly financial statements and other reports as defined by the Credit Agreement. The Company was in compliance with all reporting requirements at September 30, 2014.

The Company has no off-balance sheet arrangements (other than operating leases) and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. Capital expenditures budgeted for 2014 totaled $74 million, but current forecasts project spending of approximately $64 million. The cable segment will be slightly over its initial budget, as the introduction of the company’s whole home gateway set top box has exceeded modest expectations. All other segments will be under budget, with the shortfall roughly equally split between budgeted projects coming in under budget, projects being delayed until 2015 and success based projects not materializing.

For the first nine months of 2014, the Company spent $51.2 million on capital projects, compared to $80.8 million in the comparable 2013 period. Spending related to Wireless projects accounted for $19.7 million in the first nine months of 2014, primarily for continued network expansion and upgrades of 4G LTE capacity. Cable capital spending of $17.4 million related to network expansion and upgrades to support new services or customers. Wireline projects accounted for $10.5 million, driven primarily by fiber builds and switching/routing capability. Other projects totaled $3.6 million, largely related to information technology projects.

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

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes. The Company’s interest rate risk generally involves three components. The first component is outstanding debt with variable rates. As of September 30, 2014, the Company had $230.0 million of variable rate debt outstanding, bearing interest at a rate of 2.65% as determined on a monthly basis. An increase in market interest rates of 1.00% would add approximately $2.3 million to annual interest expense, excluding the effect of the interest rate swap. In 2012, the Company entered into a swap agreement that covers notional principal equal to approximately 76% of the outstanding variable rate debt through maturity in 2019, requiring the Company to pay a fixed rate of 1.13% and receive a variable rate based on one month LIBOR, to manage a portion of its interest rate risk. The 2012 swap currently adds approximately $1.5 million to annual interest expense, based on the spread between the fixed rate and the variable rate currently in effect on our debt.

The second component of interest rate risk consists of temporary excess cash, which can be invested in various short-term investment vehicles such as overnight repurchase agreements and Treasury bills with a maturity of less than 90 days. The cash is currently invested in a combination of a commercial checking account that has limited interest rate risk, and three money market mutual funds that contain a total investment of $40.1 million. Management continues to evaluate the most beneficial use of these funds.

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

Management views market risk as having a potentially significant impact on the Company's results of operations, as future results could be adversely affected if interest rates were to increase significantly for an extended period, or if the Company’s need for additional external financing resulted in increases to the interest rates applied to all of its new and existing debt. As of September 30, 2014, the Company has $55.4 million of variable rate debt with no interest rate protection. The Company’s investments in publicly traded stock and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Executive Supplemental Retirement Plan. General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

As of September 30, 2014, the Company has $7.4 million of cost and equity method investments. Approximately $4.4 million consists of illiquid required investments related to business, regulatory or lending arrangements necessary to access services. An additional $0.5 million consists of investments in telephone-related business consortiums. The remaining $2.5 million is invested in privately held companies through an investment with a portfolio manager. Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability. The Company’s market risk is limited to the funds previously invested.

Index
ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2014, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders. When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased. In conjunction with exercises of stock options and distributions of vested share awards, the Company periodically repurchases shares from recipients to cover some of the exercise price of the options being exercised or taxes payable associated with the distribution of shares. The following table provides information about the Company’s repurchases of shares during the three months ended September 30, 2014:

	Number of Shares Purchased	Average Price Paid per Share
July 1 to July 31	436	$30.46
August 1 to August 31	5	$27.84
September 1 to September 30	1	$27.81

Total	442	$30.42

Index
ITEM 6.	Exhibits

(a) The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY
(Registrant)

/s/Adele M. Skolits
Adele M. Skolits
Vice President - Finance and Chief Financial Officer
Date: October 31, 2014

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