Form 10-K
period 2014-12-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2015-02-27
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2014 based on the closing price of such stock on the Nasdaq Global Select Market on such date was approximately $682,000,000.

The number of shares of the registrant’s common stock outstanding on February 19, 2015 was 24,157,215.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2015 annual meeting of shareholders (the “2015 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  The 2015 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Overview

Shenandoah Telecommunications Company is a diversified telecommunications holding company that, through its operating subsidiaries, provides both regulated and unregulated telecommunications services to end-user customers and other telecommunications providers in Virginia, West Virginia, central Pennsylvania and western Maryland.  The Company offers a comprehensive suite of voice, video and data communications services based on the products and services provided by the Company’s seven operating subsidiaries.

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

Wireless Segment

The business of the Wireless segment is conducted principally by the Company’s Shenandoah Personal Communications, LLC (“PCS”) subsidiary.  As a Sprint PCS Affiliate of Sprint Communications, Inc. (“Sprint”), this subsidiary provides digital wireless service to a portion of a four-state area extending from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia.  The Company’s Shenandoah Mobile, LLC subsidiary owns 154 towers in the Company’s PCS service area, leases space on 153 towers to PCS and has 198 leases with other wireless communications providers at December 31, 2014.

PCS has offered personal communications services through a digital wireless telephone and data network since 1995.  In 1999, this subsidiary executed a Management Agreement with Sprint.  The network, which utilizes code division multiple access, or CDMA, currently covers 269 miles of Interstates 81 and 83, and a 177 mile section of the Pennsylvania Turnpike between Pittsburgh and Philadelphia, as well as many of the communities near these routes.  The Sprint Affiliate area includes approximately 2.4 million residents, and our network currently covers more than 91% of them.  In early 2012, the Company amended its Management Agreement with Sprint in connection with the Company’s commitment to build a 4G LTE network in the Company’s service area.  Under its agreements with Sprint, the Company is the exclusive provider of wireless mobility communications network products and services in the 800 and 1900 megahertz spectrum ranges.  The Company had 287,867 postpaid PCS customers at December 31, 2014, an increase of 5.2% compared to December 31, 2013.  The Company had 145,162 prepaid wireless customers at December 31, 2014, an increase of 5.9% compared to December 31, 2013.  Of the Company’s total operating revenues, 58.5% in 2014, 59.2% in 2013 and 58.6% in 2012 were generated by or through Sprint and its customers using the Company's portion of Sprint’s nationwide PCS network.  No other customer relationship generated more than 1.5% of the Company’s total operating revenues in 2014, 2013 or 2012.

Under the Sprint agreements, Sprint provides the Company significant support services, such as customer service, billing, collections, long distance, national network operations support, inventory logistics support, use of the Sprint brand names, national advertising, national distribution and product development.

The Company records its postpaid PCS revenues, with the exception of certain roaming and equipment sales revenues, based on the net PCS revenues billed by Sprint, net of an 8% Management Fee and a Net Service Fee retained by Sprint. The Net Service Fee was 12.0% for 2011, 2012, and early 2013. Effective August 1, 2013, this fee increased to 14.0%, the maximum allowed under the Sprint agreement.  Net PCS revenues billed by Sprint consist of gross monthly recurring charges for service, net of both recurring and non-recurring customer credits, account write offs and other billing adjustments.  Neither the Management Fee nor the Net Service Fee are deferred.

Prepaid revenues are recorded net of a 6% Management Fee retained by Sprint.  Sprint charges the Company separately to acquire and support prepaid customers.  These charges are calculated based on Sprint’s national averages for its prepaid programs, and are billed per user or per gross additional customer, as appropriate.  The customer acquisition costs include handset subsidies.

Cable Segment

The business of the Company’s Cable segment is conducted through Shenandoah Cable Television, LLC (“Shenandoah Cable”). Shenandoah Cable provides video, voice and data services to customers in portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area. It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia, which are included in the Wireline segment.

The Company has acquired several cable networks since 2008, and as of December 31, 2014, the Company has upgraded all of the markets acquired in these transactions.  Most of these markets are connected by a fiber network of 2,834 miles, which interconnects with the Wireline segment’s 1,556 mile fiber network.

There were 121,716 cable revenue generating units at December 31, 2014, an increase of 6.9% compared to December 31, 2013.  A revenue generating unit consists of each separate service (video, voice and internet) subscribed to by a customer.

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

The business of the Company’s Wireline segment is conducted primarily by its Shenandoah Telephone Company subsidiary.  This subsidiary provides both regulated and unregulated telephone services and fiber optic facilities in Virginia, primarily throughout the Northern Shenandoah Valley.

Shenandoah Telephone Company provides local telephone services to 21,612 customers as of December 31, 2014, primarily in Shenandoah County and small service areas in Rockingham, Frederick, Warren, and Augusta counties in Virginia.  This subsidiary provides access for interexchange carriers to the local exchange network and switching for voice products offered through the Cable segment.  This subsidiary has a 20 percent ownership interest in Valley Network Partnership (“ValleyNet”), which offers fiber network facility capacity to business customers and other telecommunications providers in western, central, and northern Virginia, as well as the Interstate 81 corridor from Johnson City, Tennessee to Carlisle, Pennsylvania.

Shentel Cable of Shenandoah County, LLC was created as a new subsidiary of the Wireline segment in December 2013.  The video services offered in Shenandoah County share much of the network which the regulated telephone company uses to serve its customers. These services had previously been included in the Cable segment. The subsidiary provides video services to 5,692 customers as of December 31, 2014.

The Wireline segment also includes Shentel Communications, LLC, which was created through the 2012 merger of four other of the Company’s Wireline subsidiaries into Shentel Communications, LLC.  The following services are provided through this entity:

•	Internet access to customers in the northern Shenandoah Valley and surrounding areas. The Internet service has 12,742 digital subscriber line, or DSL, customers at December 31, 2014. DSL service is available to all customers in the Company’s regulated telephone service area.

•	Operation of the Maryland and West Virginia portions of a fiber optic network along the Interstate 81 corridor. In conjunction with the telephone subsidiary, Shentel Communications, LLC is associated with the ValleyNet fiber optic network. Shentel Communications, LLC’s fiber network also extends south from Harrisonburg, Virginia, through Covington, Virginia, then westward to Charleston, West Virginia. This extension of the fiber network was acquired to connect to and support the Company’s cable business, and the provision of facility leases of fiber optic capacity to end users, in these areas.

•	Resale of long distance service for calls placed to locations outside the regulated telephone service area by telephone customers. There were 9,571 long distance customers at December 31, 2014.

•	Facility leases of fiber optic capacity, owned by itself and affiliates, in surrounding counties and into Herndon, Virginia.

Other Segment

The Other segment includes Shenandoah Telecommunications Company, which provides investing and management services to its subsidiaries.

Additional information concerning the Company’s operating segments is set forth in Note 15 of the Company’s consolidated financial statements appearing elsewhere in this report.

Competition

The telecommunications industry is highly competitive.  We compete primarily on the basis of the price, availability, reliability, variety and quality of our offerings and on the quality of our customer service.  Our ability to compete effectively depends on our ability to maintain high-quality services at prices competitive with those charged by our competitors.  In particular, price competition in the integrated telecommunications services markets generally has been intense and is expected to increase.  Our competitors include, among others, larger providers such as AT&T Inc., Verizon Communications Inc., T-Mobile USA, Inc., U.S. Cellular Corp., CenturyLink, Inc., Frontier Communications Corp., DISH Network Corporation, DIRECTV, and various competitive service providers.  The larger providers have substantially greater infrastructure, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than the Company.

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

Competition is intense in the wireless communications industry.  Competition has caused, and we anticipate that competition will continue to cause, the market prices for wireless products and services to decrease. This has resulted in some carriers introducing pricing plans that are structurally different and often more aggressively priced than in the past. Wireless providers are upgrading their wireless services to better accommodate real-time and downloadable audio and video content as well as Internet browsing capabilities and other services. Our ability to compete effectively will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the wireless industry.

Competition is also intense and growing in the market for video services. Incumbent cable television companies, which have historically provided video service, face competition from direct broadcast satellite providers, on-line video services and from large wireline providers of telecommunications services (such as Verizon, Centurylink and AT&T) which have begun to upgrade their networks to provide video services in addition to voice and high-speed Internet access services. These entities are large and have substantially greater infrastructure, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than the Company. Our ability to compete effectively will depend, in part, on the extent to which our service offerings overlap with these entities, and on our ability to anticipate and respond to the competitive forces affecting the market for video and other services.

A continuing trend toward consolidation, mergers, acquisitions and strategic alliances in the telecommunications industry could also increase the level of competition we face by further strengthening our competitors.

Regulation

Our operations are subject to regulation by the Federal Communications Commission (“FCC”), the Virginia State Corporation Commission (“VSCC”), the West Virginia Public Service Commission, the Maryland Public Service Commission, the Pennsylvania Public Utility Commission and other federal, state, and local governmental agencies.  The laws governing these agencies, and the regulations and policies that they administer, are subject to constant review and revision, and some of these changes could have material impacts on our revenues and expenses.

Regulation of Wireless Operations

We operate our wireless business using radio spectrum licensed from Sprint under the Sprint management agreements.  Our wireless business is directly or indirectly subject to, or affected by, a number of regulations and requirements of the FCC and other governmental authorities that apply to providers of commercial mobile radio services (“CMRS”).

Interconnection. Federal law and FCC regulations impose certain obligations on CMRS providers to interconnect their networks with other telecommunications providers (either directly or indirectly) and to enter into interconnection agreements (“ICAs”) with certain types of telecommunications providers.  Interconnection agreements typically are negotiated on a statewide basis and are subject to state approval.  If an agreement cannot be reached, parties to interconnection negotiations can submit unresolved issues to federal or state regulators for arbitration.  In addition, FCC regulations previously required that local exchange carriers (“LECs”) and CMRS providers establish reciprocal compensation arrangements for the termination of traffic to one another.  Disputes regarding intercarrier compensation can be brought in a number of forums (depending on the nature and jurisdiction of the dispute) including state public utility commissions (“PUCs”), FCC, and the courts.  The Company does not presently have any material interconnection or intercarrier compensation disputes with respect to its wireless operations.

On October 27, 2011, the FCC adopted a report and order which comprehensively reformed and modernized the agency’s intercarrier compensation (“ICC”) rules governing the telecommunications industry.  Under the new FCC regime, effective December 29, 2011, local traffic between CMRS providers and most LECs must be compensated pursuant to a default bill-and-keep framework if there was no pre-existing agreement between the CMRS provider and the LEC.  A federal appeals court has affirmed the FCC’s report and order, but a further appeal has been filed.  Additionally, the FCC is considering a number of petitions for declaratory ruling and other proceedings regarding disputes among carriers relating to interconnection payment obligations.  Resolution of these proceedings and any additional FCC rules regarding interconnection could directly affect us in the future.  Interconnection costs represent a significant expense item for us and any significant changes in the intercarrier compensation scheme may have a material impact on our business.  We are unable to determine with any certainty at this time whether any such changes would be beneficial to or detrimental to our wireless operations.

On December 18, 2014 the FCC issued a declaratory ruling which provides additional guidance concerning how the agency will evaluate the reasonableness of data roaming agreements.  The agency clarified that it will consider the reasonableness of data roaming rates based upon, in part, whether such rates exceed retail, international and resale rates, as well as how such rates compare to other providers’ rates.  The ruling also clarifies other aspects of the FCC’s 2011 data roaming order concerning the appropriate presumptions applied to certain contract terms and the inclusion of build-out terms when considering the reasonableness of roaming rates and terms.  The ruling is expected to provide improved negotiating leverage to Sprint, and other providers, in negotiating new data roaming agreements with AT&T and Verizon.   It is unclear whether such leverage will result in lower data roaming rates for Sprint, or whether such reduced rates will accrue to the benefit of our operations.  There is also a possibility that the ruling could provide a basis for smaller wireless providers to seek more beneficial terms in their roaming agreements with Sprint, which may impact roaming costs in our territory.

Universal Service Contribution Requirements. Consistent with the terms of our management agreements Sprint is required to contribute to the federal universal service fund (the “USF”) based in part on the revenues it receives in connection with our wireless operations. The purpose of this fund is to subsidize telecommunications and broadband services in rural areas, for low-income consumers, and for schools, libraries, and rural healthcare facilities.  Sprint is permitted to, and does, pass through these mandated payments as surcharges paid by our customers.

Transfers, Assignments and Changes of Control of PCS Licenses.  The FCC must give prior approval to the assignment of ownership or control of a PCS license, as well as transfers involving substantial changes in such ownership or control.  The FCC also requires licensees to maintain effective working control over their licenses.  Our agreements with Sprint reflect an alliance that the parties believe meets the FCC requirements for licensee control of licensed spectrum.  If the FCC were to determine that the Sprint management agreements need to be modified to increase the level of licensee control, we have agreed with Sprint under the terms of our Sprint PCS agreements to use our best efforts to modify the agreements as necessary to cause the agreements to comply with applicable law and to preserve to the extent possible the economic arrangements set forth in the agreements.  If the agreements cannot be modified, the agreements may be terminated pursuant to their terms.  The FCC could also impose sanctions on the Company for failure to meet these requirements.

PCS licenses are granted for ten-year terms.  Sprint’s PCS licenses for our service area are scheduled to expire on various dates between June 2015 and December 2024.  Licensees have an expectation of license renewal if they have provided “substantial” service during its past license terms, and have “substantially” complied with FCC rules and policies, and with the Communications Act of 1934.  All of the PCS licenses used in our wireless business have been successfully renewed since their initial grant.

Construction and Operation of Wireless Facilities. Wireless systems must comply with certain FCC and Federal Aviation Administration (“FAA”) regulations regarding the registration, siting, marking, lighting and construction of transmitter towers and antennas.  The FCC also requires that aggregate radio frequency emissions from every site meet certain standards.  These regulations affect site selection for new network build-outs and may increase the costs of improving our network.  We cannot predict what impact the costs and delays from these regulations could have on our operations.

The FCC’s decision to authorize a proposed tower may also be subject to environmental review pursuant to the National Environmental Policy Act of 1969 (“NEPA”), which requires federal agencies to evaluate the environmental impacts of their decisions under some circumstances.  FCC regulations implementing NEPA place responsibility on each applicant to investigate any potential environmental effects of a proposed operation, including health effects relating to radio frequency emissions, and impacts on endangered species such as certain migratory birds, and to disclose any significant effects on the environment to the agency prior to commencing construction.  Pursuant to FCC rules, the public is afforded an opportunity to comment on the environmental effects of a proposed antenna structure that requires registration with the FCC. The FCC may then determine if further environmental review is necessary.  In the event that the FCC determines that a proposed tower would have a significant environmental impact, the FCC would require preparation of an environmental impact statement.

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

Local Number Portability.   All covered CMRS providers, including the Company, are required to allow wireless customers to retain their existing telephone numbers when switching from one telecommunications carrier to another.  These rules are generally referred to as wireless local number portability (“LNP”).  The future volume of any porting requests, and the processing costs related thereto, may increase our operating costs in the future. We are currently in compliance with LNP requirements.  The FCC is considering recommendations to select a new Local Number Portability Administrator after the current administrator’s contract expires in June 2015.  The potential transition to a new Local Number Portability Administrator may impact our ability to manage number porting and related tasks, or may result in additional costs related to the transition.

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

Consumer Privacy. The Company is subject to various federal and state laws intended to protect the privacy of end-users who subscribe to the Company’s services.  For example, the FCC has regulations that place restrictions on the permissible uses that we can make of customer-specific information, known as Customer Proprietary Network Information (“CPNI”), received from subscribers, and that govern procedures for release of such information in order to prevent identity theft schemes.  Other laws impose criminal and other penalties for the violation of certain CPNI requirements and related privacy protections.  In addition, restrictions exist, and new restrictions are considered from time to time by Congress, federal agencies and states, on the extent to which wireless customers may receive unsolicited telemarketing calls, text messages, junk e-mail or spam.  Congress, federal agencies and certain states also are considering, and may in the future consider imposing, additional requirements on entities that possess consumer information to protect the privacy of consumers.  The Company is required to file an annual certification of compliance with the FCC’s CPNI rules.  Complying with these requirements may impose costs on us or compel us to alter the way we provide or promote our services.

Consumer Protection.  Many members of the wireless industry, including us, have voluntarily committed to comply with the CTIA Consumer Code for Wireless Service, which includes consumer protection provisions regarding the content and format of bills; advance disclosures regarding rates, terms of service, contract provisions, and network coverage; and the right to terminate service after a trial period or after changes to contract provisions are implemented.  The FCC and/or some state commissions have considered or are considering imposing additional consumer protection requirements upon wireless service providers, including billing-related disclosures and usage alerts, as well as the adoption of standards for responses to customers and limits on early termination fees.  On December 12, 2013, CTIA filed a letter with the FCC detailing voluntary commitments by large wireless providers, including Sprint, which will permit subscribers and former subscribers to unlock their mobile devices, subject to contract fulfillment timeframes for postpaid plans, or after one year for prepaid plans.  The carriers have agreed to fully implement the voluntary commitments within 12 months of adoption.  Subsequently, on February 11, 2014, CTIA-The Wireless Association adopted six standards on mobile wireless device unlocking into the CTIA Consumer Code for Wireless Service.  Finally, on August 1, 2014, the Unlocking Consumer Choice and Wireless Competition Act was enacted to make it easier for consumers to change their cell phone service providers without paying for a new phone.  This new statute reverses a decision made by the Library of Congress in 2012 that said it was illegal for consumers to “unlock” their cell phones for use on other networks without their service provider’s permission. Adoption of these, and other similar, consumer protection requirements could increase the expenses or decrease the revenue of our wireless business.  Courts have also had, and in the future may continue to have, an effect on the extent to which matters pertaining to the content and format of wireless bills can be regulated at the state level.  Any further changes to these and similar requirements could increase our costs of doing business and our costs of acquiring and retaining customers.

Net Neutrality.  For information concerning the FCC’s non-discrimination requirements for wireless broadband providers, see the discussion under “Regulation of Wireline Operations – Broadband Services / Net Neutrality” below.

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

Accessibility.  The FCC imposes obligations on telecommunications service providers, including wireless providers, intended to ensure that individuals with disabilities receive access to telecommunications services and equipment.   In 2012, certain FCC rules became effective that require providers of advanced communications services (ACS) (such as email and text messaging) to make their services and products accessible to disabled persons, unless doing so is not achievable.  The 2012 rules require extensive recordkeeping for both telecommunications services and ACS, and subject providers to significant penalties for non-compliance with accessibility requirements as well as for falsely certifying compliance with recordkeeping obligations. Similarly, existing FCC rules require us to offer a minimum number of hearing aid-compatible handsets to consumers.  We cannot predict if or when additional changes will be made to the current FCC accessibility rules, or whether and how such changes will affect us.

911 Services.  We are subject to FCC rules that require wireless carriers to make emergency 911 services available to their subscribers, including enhanced 911 services that convey the caller’s telephone number and detailed location information to emergency responders.  The FCC has also sought public comment to investigate further requirements regarding the accuracy of wireless location information transmitted during an emergency 911 call.  Additionally, the FCC has recently proposed rules that would require all wireless carriers to support the ability of consumers to send text messages to 911 in all areas of the country where 911 Public Safety Answering Points (“PSAP”) are capable of receiving text messages.  Also, in May 2013, the FCC adopted rules which require CMRS providers to provide an automatic “bounce-back” text message when a subscriber attempts to send a text message to 911 in a location where text-to-911 is not available.  In August of 2014 the FCC ordered that all CMRS and interconnected text providers must be capable of supporting text-to-911 by December 31, 2014.  Such covered text providers have until June 30, 2015, to begin delivering text-to-911 messages to PSAPs that have submitted requests for such delivery by December 31, 2014, unless otherwise agreed with the PSAP, and six months to begin delivery after any such request made after December 31, 2014.  We are not able to predict the effect that these, or any other, changes to the 911 service rules will have on our operations.

Regulation of Wireline Operations

As an ILEC, Shenandoah Telephone Company’s (“Shenandoah Telephone”) operations are regulated by federal and state regulatory agencies.

State Regulation.  Shenandoah Telephone’s rates for local exchange service, intrastate toll service, and intrastate access charges are subject to the approval of the VSCC.  The VSCC also establishes and oversees implementation of certain provisions of the federal and state telecommunications laws, including interconnection requirements, promotion of competition, and consumer protection standards.  The VSCC also regulates rates, service areas, service standards, accounting methods, affiliated transactions and certain other financial transactions. Pursuant to the FCC’s October 27, 2011 order adopting comprehensive reforms to the federal intercarrier compensation and universal service policies and rules (as discussed above and further below), the FCC preempted state regulatory commissions’ jurisdiction over all terminating access charges, including intrastate terminating access charges, which historically have been within the states’ jurisdiction.  However, the FCC vested in the states the obligation to monitor the tariffing of intrastate rate reductions for a transition period, to oversee interconnection negotiations and arbitrations, and to determine the network edge, subject to FCC guidance, for purposes of the new “bill-and-keep” framework.  A federal appeals court has affirmed the decision, but a further appeal has been filed.  The outcome of those further challenges could modify or delay the effectiveness of the FCC’s rule changes.  Although we are unable to predict the ultimate effect that the FCC’s order will have on the state regulatory landscape or our operations, the rules may decrease or eliminate revenue sources or otherwise limit our ability to recover the full value of our network assets.

Interconnection. Federal law and FCC regulations impose certain obligations on incumbent local exchange carriers to interconnect their networks with other telecommunications providers (either directly or indirectly) and to enter into interconnection agreements (“ICAs”) with certain types of telecommunications providers.  Interconnection agreements typically are negotiated on a statewide basis and are subject to state approval.  If an agreement cannot be reached, parties to interconnection negotiations can submit unresolved issues to federal or state regulators for arbitration.  Disputes regarding intercarrier compensation can be brought in a number of forums (depending on the nature and jurisdiction of the dispute) including state public utility commissions (“PUCs”), the FCC, and the courts.  The Company is working to resolve several routine interconnection and intercarrier compensation-related disputes concerning the appropriate rates and terms for the origination and termination of traffic on third-party networks.

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

On October 27, 2011, the FCC adopted a number of broad changes to the ICC rules governing the interstate access rates charged by small-to-mid-sized ILECs such as Shenandoah Telephone.  For example, the FCC adopted a national “bill-and-keep” framework, which will result in substantial reductions in the access charges paid by long distance carriers and other interconnecting carriers, possibly to zero, accompanied by increases to the subscriber line charges paid by business and residential end users.  In addition, the FCC has changed some of the rules that determine what compensation voice service providers, including but not limited to wireless carriers, competitive local exchange carriers, Voice over Internet Protocol (“VoIP”) providers and providers of other Internet-enabled services, should pay and receive for originating and terminating traffic that is interconnected with ILEC networks.

Although the FCC’s recent changes to the ICC rules have been affirmed by a federal appeals court, a further appeal has been filed. These changes, and potential future changes, to such compensation regulations could increase our expenses and/or reduce our revenues.  At this time we cannot estimate the amount of such additional expense or revenue changes.

The VSCC has jurisdiction over local telephone companies’ intrastate access charges, and has indicated in the past that it might open a generic proceeding on the rates charged for intrastate access, although the scope and likelihood of such a proceeding is unclear in light of the FCC’s overhaul of the intercarrier compensation rules (discussed above), which affect states’ jurisdiction over intrastate access charges.   The VSCC issued a Final Order on August 9, 2011 that required service providers to eliminate their common carrier line charges in three stages.  Pursuant to the order, the Company’s intrastate common line revenue has declined in each of the last three years, and was eliminated in mid-2014.

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

Broadband Services.

In December 2010, the FCC adopted so-called “net neutrality” rules that it deemed necessary to ensure an “open” Internet that is not unduly restricted by network “gatekeepers.” Those rules subjected wireline and wireless broadband Internet access service providers to varying regulations (depending upon the nature of the service) including three key requirements: 1) a prohibition against blocking websites or other online applications; 2) a prohibition against unreasonable discrimination among Internet users or among different websites or other sources of information; and 3) a transparency requirement compelling the disclosure of network management policies.  Our wireline subsidiaries that provide broadband Internet access services were subject to these rules.  However, on January 14, 2014, the U.S. Court of Appeals for the D.C. Circuit, in Verizon v. FCC, struck down major portions of the FCC’s net neutrality rules governing the operating practices of broadband Internet access providers like us.   The Court struck down the first two components of the rules, the prohibition against blocking and unreasonable discrimination, concluding that they constitute “common carrier” restrictions that are not permissible given the FCC’s earlier decision to classify Internet access as an “information service,” rather than a “telecommunications service.”  The Court simultaneously upheld the FCC’s transparency requirement, concluding that this final requirement does not amount to impermissible common carrier regulation.

It is unclear what impact the Court’s decision will have on the FCC’s future regulation of Internet traffic and wireline broadband providers, like that provided by our ILEC, Shenandoah Telephone.  The decision affirmatively recognizes the FCC’s jurisdiction over the Internet, based on Section 706 of the Telecommunications Act of 1996.  Under the court’s reasoning, the FCC arguably could in the future resurrect the invalidated network neutrality regulations either by reclassifying broadband access as a telecommunications service subject to common carrier restrictions, by modifying the invalidated regulations so that they restrict broadband practices less rigidly than the regulations the Court just invalidated, or by investigating and sanctioning conduct that the FCC considers inconsistent with net neutrality principles on a case-by-case basis, without expressly relying on “common carrier”-type regulation.  On May 15, 2014 the FCC proposed new rules to replace those which had previously been struck down by the U.S. Court of Appeals for the D.C. Circuit.  The agency proposed to expand the transparency rule, reinstate a prohibition against blocking, and adopt a “commercial reasonableness” standard that would limit harmful practices while also permitting broadband providers to serve customers and carry traffic on an individually negotiated basis.

More recently, on February 4, 2015, the Chairman of the FCC released a fact sheet describing his proposed new rules.  The FCC Chairman proposes to reclassify wireline and wireless broadband services as Title II common carrier services, and asserts legal authority to regulate broadband service offered by ISPs under Title II, Title III, and Section 706 of the Telecommunications Act.  In an effort to protect consumers and edge providers, the new rules would prohibit ISPs from engaging in blocking, throttling, and paid prioritization, and the existing transparency rules would be enhanced.  Reasonable network management activities would remain permitted.  For the first time, the FCC would have authority to hear complaints and take enforcement action if it determines that the interconnection of ISPs are not just and reasonable, or if ISPs fail to meet a new general obligation not to harm consumers or edge providers.  The Chairman has proposed forbearing from certain Title II regulation, such as rate regulation, tariffs and last-mile unbundling.  He does not propose assessment of USF fees on broadband at this time.  On February 26, 2015 the FCC adopted the Chairman’s proposal to establish additional rules to reclassify and regulate broadband services. We expect there will be legal challenges filed by several different broadband providers, and possibly others, the success of which depends on numerous factors.  There are also legislative proposals in Congress to preempt the Chairman’s proposed “utility-style” regulation, while still addressing many of the underlying concerns.  We do not know at the current time if the new regulations proposed by the Chairman will go into effect, nor do we know how they would be administered, but they could adversely affect the potential development of advantageous relationships with Internet content providers.  Rules or statutes increasing the regulation of our Internet services could limit our ability to efficiently manage our networks and respond to operational and competitive challenges.

On January 29, 2015, the FCC, in a nation-wide proceeding evaluating whether “advanced broadband” is being deployed in a reasonable and timely fashion, increased the minimum connection speeds required to qualify as advanced broadband service to 25 Mbps for downloads and 3 Mbps for uploads.  As a result, the FCC concluded that advanced broadband was not being sufficiently deployed and initiated a new inquiry into what steps it might take to encourage broadband deployment.  This action may lead the FCC to adopt additional measures affecting our broadband business.  At the same time, the FCC has ongoing proceedings to allocate additional spectrum for advanced wireless service, which could provide additional wireless competition to our broadband business.

In addition, the West Virginia Office of the Attorney General recently initiated an informal inquiry into the marketing practices and performance of all sizable West Virginia Internet service providers, including Shenandoah Cable Television, LLC, within West Virginia.  Pursuant to requests from the Attorney General’s office the Company provided all requested information concerning terms of service, pricing, packaging, advertising, service intervals, infrastructure investments and related information (including the results of internal speed tests).  It is unclear when this inquiry will be completed, or whether the Attorney General’s office will request additional information, or take any further action.  The impact of these activities on the Company, if any, is uncertain.

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

911 Services.  We are subject to FCC rules that require telecommunications carriers to make emergency 911 services available to their subscribers, including enhanced 911 services that convey the caller’s telephone number and detailed location information to emergency responders.  In December 2013 the FCC adopted a rule requiring all 911 service providers that serve a public safety answering point or other local emergency responder, to take reasonable measures to ensure 911 circuit diversity, availability of backup power at central offices that directly serve PSAPs, and diversity of network monitoring links.

Long Distance Services.  We offer long distance service to our customers through our subsidiary, Shentel Communications, LLC.  Our long distance rates are not subject to FCC regulation, but we are required to offer long distance service through a subsidiary other than Shenandoah Telephone, to disclose our long distance rates on a website, to maintain geographically averaged rates, to pay contributions to the USF and make other mandatory payments based on our long-distance revenues, and to comply with other filing and regulatory requirements.  In November 2013 the FCC issued an order imposing greater recordkeeping and reporting obligations on certain long distance providers delivering calls to rural areas.  The order imposes greater recordkeeping and quarterly reporting obligations on such providers, and generally subjects such providers to greater oversight.  At this time, the Company is exempt from these rules.

CLEC Operations.  We are authorized to operate as a CLEC in Maryland, Virginia, West Virginia and Pennsylvania.  CLECs generally are subject to federal and state regulations that are similar to, but not as stringent as, those that apply to our ILEC operations.  Both the FCC and the state regulatory authorities require that, in most circumstances, CLEC access charges be no higher than the access charges of the ILECs in areas where they operate.

Regulation of Cable Television, Interconnected VoIP and Other Video Service Operations

Through Shenandoah Cable Television, LLC, we provide cable service in a number of jurisdictions throughout West Virginia, numerous communities across southern and southwestern Virginia, and a small area of western Maryland.  We also provide cable service in Shenandoah County, Virginia through Shentel Cable of Shenandoah County, LLC.

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

Must-Carry/Retransmission Consent. Local commercial and non-commercial broadcast television stations can require a cable operator to carry their signals pursuant to federal “must-carry” requirements.    Alternatively, local television stations may require that a cable operator obtain “retransmission consent” for carriage of the station’s signal, which can enable a popular local television station to obtain concessions from the cable operator for the right to carry the station’s signal.  When stations choose retransmission consent over must-carry, both the station and the cable operator have a duty to negotiate in good faith for such consent.  Although some local television stations today are carried by cable operators under the must-carry obligation, popular broadcast network affiliated stations (like ABC, CBS, FOX, CW and NBC) typically are carried pursuant to retransmission consent agreements.  The cable industry’s retransmission consent costs are increasing rapidly.    In the past, proposals have been advanced in Congress and at the FCC to reform or eliminate retransmission consent, and legislation adopted in 2014 included limited reform measures while extending certain existing retransmission consent restraints.    We are unable to predict what future changes, if any, Congress or the FCC might adopt in connection with retransmission consent and how such rules may affect our business.

Copyright Fees. Cable operators pay compulsory copyright fees (in addition to possible retransmission consent fees) to retransmit broadcast programming.  Although the cable compulsory copyright license has been in place for almost 40 years, there have been legislative and regulatory proposals to replace the compulsory license with privately negotiated licenses. We cannot predict whether such proposals will be enacted and how they might affect our business.  The Copyright Office adopted rules in 2014 governing private audits of cable operators’ compulsory copyright payments, and any resulting audits initiated by copyright owners could lead to demands for increased copyright payments.

Programming Costs.  Satellite-delivered cable programming, such as ESPN, HBO and the Discovery Channel, is not subject to must-carry/retransmission consent regulations or a compulsory copyright license.  The Company negotiates directly or through the National Cable Television Cooperative (“NCTC”) with satellite-delivered cable programmers for the right to carry their programming.  The cost of acquiring the right to carry satellite-delivered cable programming can increase as the popularity of such programming increases, or as programmers demand rate increases.  We cannot predict the extent to which such programming costs may increase in the future or the effect such cost increases may have on our ability to provide cable service.

Franchise Matters. Cable operators generally must apply for and obtain non-exclusive franchises from local or state franchising authorities before providing cable service.  The terms and conditions of franchises vary among jurisdictions, but franchises generally last for a fixed term, subject to renewal; require the cable operator to collect a franchise fee of as much as 5% of the cable operator’s gross revenue from video services; and contain certain service quality and customer service obligations.  A significant number of states today have processes in place for obtaining state-wide franchises, and legislation has been introduced from time to time in Congress and in various states, including those in which we provide some form of video service, that would require the implementation of state-wide franchising processes.  Although we cannot predict whether state-wide franchising will become ubiquitous, it would, if implemented, likely lower barriers to entry and increase competition in the marketplace for video services.  In 2006, the FCC adopted new rules governing the terms and conditions under which franchising authorities can award franchises to entities that compete against incumbent cable service operators.  These rules generally limit the ability of franchising authorities to impose certain requirements on and extract certain concessions from new entrants.  Also in 2006, Virginia adopted a new franchising statute.  This statute largely leaves franchising responsibility in the hands of local municipalities and counties, but it governs the local government entities’ award of such franchises and their conduct of franchise negotiations.  We cannot predict the extent to which these rules and other developments will accelerate the pace of new entry into the video market or the effect, if any, they may have on our cable operations.

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

Net Neutrality.  For information concerning the FCC’s non-discrimination requirements for fixed broadband providers, see the discussion under “Regulation of Wireline Operations – Broadband Services / Net Neutrality” above.

VoIP Services.  We provide voice communications services over our cable network utilizing interconnected VoIP technology and service arrangements.  Although similar to telephone service in some ways, our VoIP service arrangement utilizes different technology and is subject to many of the same rules and regulations applicable to traditional telephone service.  The FCC order adopted on October 27, 2011, established rules governing intercarrier compensation payments for the origination and termination of telephone traffic between carriers and VoIP providers. The rules are likely to substantially decrease intercarrier compensation payments we may have otherwise received over a multi-year period. The decreases over the multi-year transition will affect both the amounts that we pay to telecommunications carriers and the amounts that we receive from other carriers. The schedule and magnitude of these decreases, however, will vary depending on the nature of the carriers and the telephone traffic at issue. We cannot yet predict with certainty the balance of the impact on our revenues and expenses for voice services at particular times over this multi-year period.

Further regulatory changes are being considered that could impact our VoIP service.  The FCC and state regulatory authorities are considering, for example, whether certain common carrier regulations traditionally applied to incumbent local exchange carriers should be modified or reduced, and the extent to which common carrier requirements should be extended to VoIP providers.  The FCC has already determined that certain providers of voice services using Internet Protocol technology must comply with requirements relating to 911 emergency services, CALEA, USF contribution, customer privacy and CPNI issues, number portability, disability access, regulatory fees, and discontinuance of service.  In March 2007, a federal appeals court affirmed the FCC’s decision concerning federal regulation of certain VoIP services, but declined to specifically find that VoIP service provided by cable companies, such as we provide, should be regulated only at the federal level.  As a result, some states, including West Virginia, have begun proceedings to subject cable VoIP services to state-level regulation.  Although the West Virginia proceeding concluded without any new state-level regulation, it is difficult to predict whether it, or other state regulators, will continue to attempt to regulate our VoIP service.  We have registered with, or obtained certificates or authorizations from, the FCC and the state regulatory authorities in those states in which we offer competitive voice services in order to ensure the continuity of our services and to maintain needed network interconnection arrangements. It is not clear how the FCC Chairman’s proposal to reclassify wireline and wireless broadband services as Title II common carrier services, and pursuant to Section 706, will affect the regulatory status of our VoIP services.  Further, it is also unclear whether and how these and other ongoing regulatory matters ultimately will be resolved.

Prospective competitors of Shenandoah Cable may also receive disbursements from the USF.  Some of those competitors have requested USF support under the Connect America Fund to build broadband facilities in areas already served by Shenandoah Cable.  Although Shenandoah Cable has opposed such requests where we offer service, we cannot predict whether the FCC or another agency will grant such requests or otherwise fund broadband service in areas already served by the company.

Other Issues. Our ability to provide cable service may be affected by a wide range of additional regulatory and related issues, including FCC regulations pertaining to set-top boxes, equipment connectivity, program exclusivity blackouts, accessibility to persons with disabilities, emergency alerts, pole attachments, equal employment opportunity, privacy and technical standards.  For example, following enactment of the 21st Century Communications and Video Accessibility Act, the FCC has adopted new rules and heightened enforcement of rules requiring captioning and description of video programming, accessibility of emergency information, and equipment and navigation devices.  In addition, proceedings before the FCC and state regulatory bodies have examined the rates that cable operators must pay to use utility poles and conduits, and other terms and conditions of pole attachment agreements.  In December 2014, as part of the Satellite Television Extension and Localism Act (“STELA”) reauthorization, Congress repealed a prohibition on cable operators offering set-top boxes with integrated security and navigational features (effective December 4, 2015), but also directed the FCC to establish a working group of “technical experts” to identify downloadable security design options to facilitate consumer use of retail navigation devices in lieu of set-top boxes provided by cable operators. Third parties may use this process to advocate for additional regulations, such as requirements for cable operators to support a new interface that can be accessed by retail devices.  We cannot predict the nature and pace of these and other developments or the effect they may have on our operations.

Employees

At December 31, 2014, we had approximately 708 employees, of whom approximately 642 were full-time employees.  None of our employees is represented by a union or covered by a collective bargaining agreement.

Executive Officers

The following table presents information about our executive officers who, other than Christopher E. French, are not members of our board of directors.  Our executive officers serve at the pleasure of the Board of Directors.

Name	Title	Age	Date in Position
Christopher E. French	President and Chief Executive Officer	57	April 1988

Earle A. MacKenzie	Executive Vice President and Chief Operating Officer	62	June 2003

Adele M. Skolits	Vice President – Finance, Chief Financial Officer and Treasurer	56	September 2007

William L. Pirtle	Vice President – Wireless	55	April 2004

Raymond B. Ostroski	General Counsel, Vice President-Legal and Secretary	60	January 2013

Thomas A. Whitaker	Vice President – Cable	54	June 2010

Edward H. McKay	Vice President – Wireline & Engineering	42	June 2010

Richard A. Baughman	Vice President – Information Technology	47	June 2010

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

Ms. Skolits serves as Chief Financial Officer and Vice President - Finance at Shentel. She joined the Company in 2007 and is responsible for Shentel's daily financial decisions. Ms. Skolits’ industry experience began in 1995 and included three years with Revol Wireless where she served as Chief Financial Officer. Ms. Skolits' telecommunications experience also includes serving as Controller for Comcast Metrophone, Director of Financial Operations for Comcast Cellular Communications and Chief Financial Officer of City Signal Communications. Ms. Skolits earned a BS degree in Commerce with a concentration in Accounting from the University of Virginia and she holds a C.P.A. certificate from the Virginia State Board of Accountancy.

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

Mr. Ostroski is General Counsel and Vice President - Legal and Secretary for Shentel.  Prior to joining the Company in January 2013, Mr. Ostroski was a Partner in the law firm of Thomas, Long, Niesen & Kennard since 2012 and was the Principal at RBO Consulting from 2011 to 2012 and from 2007 to 2009.  Mr. Ostroski also served as Executive Vice President and General Counsel for One Communications from 2009 to 2011 and Senior Vice President and General Counsel for Commonwealth Telephone Enterprises from 2001 to 2007.  Mr. Ostroski began his career in the telecommunications industry in 1985 and also served as General Counsel to RCN Corporation and C-TEC Corporation prior to 2001.  Mr. Ostroski earned a B.S. degree in Social Science from Wilkes University and also earned a J.D. degree from Temple University School of Law.

Mr. Whitaker is Vice President - Cable for Shentel. He is responsible for the ongoing operations of the Cable segment of the Company.  Mr. Whitaker joined Shentel in 2004 through the Shentel acquisition of NTC Communications.  Mr. Whitaker began his career in 1983. Mr. Whitaker was previously COO of NTC Communications, and served as VP of Network Operations at Broadslate Networks, Director of Wireless Operations for nTelos, and was Co-Founder and Vice President of Nat-Com, Incorporated.  Mr. Whitaker is a graduate of West Virginia Wesleyan College in Buckhannon, WV.

Mr. McKay is Vice President – Wireline and Engineering for Shentel.  He joined Shentel in 2004 and is responsible for the ongoing operations of the Wireline segment of the Company, as well as the network planning and engineering for Shentel’s networks.  Mr. McKay began his telecommunications industry experience in 1996, including previous engineering management positions at UUNET and Verizon.  He is a graduate of the University of Virginia, where he earned M.E. and B.S. degrees in Electrical Engineering. Mr. McKay serves as the Company’s designated representative on the ValleyNet Partnership Committee.

Mr. Baughman is Vice President - Information Technology of Shentel.  He began his career in 1995 with telecommunications and operations experience from a variety of telecommunications companies, including Bellcore/Telcordia, AT&T, Lucent, WINfirst and SureWest.   He joined the Company in 2006.  He is responsible for all of the back-office software and infrastructure systems at Shentel.  Mr. Baughman has a B.S. in Electrical Engineering from Lafayette College and an M.S. in Optics from the University of Rochester.

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

Nationwide, incumbent local exchange carriers have experienced a decrease in access lines due to the effect of wireless and wireline competition.  We have experienced comparatively modest reductions in the number of access lines to date, but based on industry experience we anticipate that the long-term trend toward declining telephone subscriber counts will continue.  There is a significant risk that this downward trend could have a material adverse effect on the Company’s landline telephone operations in the future.

The Company’s revenue from fiber leases may be adversely impacted by price competition for these facilities.

Alternative technologies, changes in the regulatory environment and current uncertainties in the marketplace may reduce future demand for existing telecommunication services.

The telecommunications industry is experiencing significant technological change, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences.  Technological advances, industry changes, changes in the regulatory environment, and the availability of additional spectrum or additional flexibility with respect to the use of currently available spectrum could cause the technology we use to become obsolete.  We and our vendors may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost.

Adverse economic conditions in the United States and in our market area involving significantly reduced consumer spending could have a negative impact on our results of operations.

Our customers are individual consumers and businesses that provide goods and services to others, and are located in a relatively concentrated geographic area.  Any national economic weakness, restricted credit markets, and high unemployment rates could depress consumer spending and harm our operating performance.  In addition, any adverse economic conditions that affect our geographic markets in particular could have further negative impacts on our results.

Regulation by government and taxing agencies may increase our costs of providing service or require changes in services, either of which could impair our financial performance.

Our operations are subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the FAA, the Environmental Protection Agency, and the Occupational Safety and Health Administration, as well as by state and local regulatory agencies and franchising authorities.  Action by these regulatory bodies could negatively affect our operations and our costs of doing business.  For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could increase income, sales, property or other tax costs.

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

The VSCC has jurisdiction over local telephone companies’ intrastate access charges, and has indicated in the past that it might open a generic proceeding on the rates charged for intrastate access, although the scope and likelihood of such a proceeding is unclear in light of the FCC’s overhaul of the intercarrier compensation rules, which affect states’ jurisdiction over intrastate access charges.   The VSCC issued a Final Order on August 9, 2011 that requires elimination of common carrier line charges in three stages.  Pursuant to the order, the Company’s intrastate common line revenue has declined in each of the last three years and was eliminated in mid-2014.

Our distribution networks may be subject to weather-related events that may damage our networks and adversely impact our ability to deliver promised services or increase costs related to such events.

Our distribution networks may be subject to weather-related events that could damage our networks and impact service delivery. Some published reports predict that warming global temperatures will increase the frequency and severity of such weather related events.  Should such predictions be correct, and should such events impact the Mid-Atlantic region covered by our networks more frequently than in the past, our revenues and expenses could be materially adversely impacted.

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

The evaluation of business acquisition opportunities and the integration of any acquired businesses pose a number of significant risks, including the following:

•	acquisitions may place significant strain on our management, financial and other resources by requiring us to expend a substantial amount of time and resources in the pursuit of acquisitions that we may not complete, or to devote significant attention to the various integration efforts of any newly acquired businesses, all of which will require the allocation of limited resources;

•	acquisitions may not have a positive impact on our cash flows or financial performance, even if acquired companies eventually contribute to an increase in our cash flows or profitability, because the acquisitions may adversely affect our operating results in the short term as a result of transaction-related expenses we will have to pay or the higher operating and administrative expenses we may incur in the periods immediately following an acquisition as we seek to integrate the acquired business into our operations;

•	we may not be able to eliminate as many redundant costs as we anticipate;

•	our operating and financial systems and controls and information services may not be compatible with those of the companies we may acquire and may not be adequate to support our integration efforts, and any steps we take to improve these systems and controls may not be sufficient;

•	our business plans and projections used to justify the acquisitions and expansion investments are based on assumptions of revenues per subscriber, penetration rates in specific markets where we operate, and expected operating costs. These assumptions may not develop as projected, which may negatively impact our profitability;

•	growth through acquisitions will increase our need for qualified personnel, who may not be available to us or, if they were employed by a business we acquire, remain with us after the acquisition; and

•	acquired businesses may have unexpected liabilities and contingencies, which could be significant.

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

Our level of indebtedness could adversely affect our financial health and ability to compete.

As of December 31, 2014, we had $224.3 million of total long-term indebtedness, including the current portion of such indebtedness. Our level of indebtedness could have important consequences. For example, it may:

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

Our wireless switch, as well as many of the trunk lines and other circuits that provide access to and from our customers for voice services, and to some extent video services, are all housed in one building.  Should that building and its contents be damaged severely, our ability to deliver many of our promised services may be substantially affected for extended periods of time, causing us to lose or refund revenue, lose customers, or incur significant costs to repair damage quickly to minimize the loss of revenues and customers.  If proper or adequate insurance coverage is not in place, we may incur substantial costs to replace damaged equipment and other assets.

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

In the past, media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers.  Additionally, the FCC has commenced a rulemaking and notice of inquiry that seeks public comment on a variety of issues, including whether revisions to the existing radio frequency standards and testing requirements are warranted.  Any decrease in demand for wireless services, increases in the costs of litigation, or damage awards resulting from substantiation of harm from such emissions could impair our ability to sustain profitable operations.

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

Risks Related to our Wireless Services

The performance of our wireless service provider Shenandoah Personal Communications, LLC, our largest operating subsidiary in terms of revenues and assets, may be adversely affected by any interruption in, or other adverse change to, Sprint’s business.

We rely on Sprint’s ongoing operations to continue to offer our wireless subscribers the seamless national services that we currently provide.  Any interruption in, or other adverse change to, Sprint’s business could adversely affect our results of operations, liquidity and financial condition.  Our business could also be adversely affected if competing national or regional wireless carriers are able to introduce new products and services or otherwise satisfy customers’ service demands more rapidly or more effectively than Sprint.

Our participation in Sprint’s network modernization plan may affect our operating results, liquidity and financial position.

Sprint is implementing a network modernization plan, known as Network Vision, which incorporates upgrades and improvements to its wireless networks, with the intention of improving voice quality, coverage and data speeds and simultaneously reducing future operating costs.  We participated in this plan, and to date, have upgraded the network in our service areas, on time and on budget.

The continuing success of the Network Vision plan will depend on the timing, extent and cost of implementation and the performance of third parties. Future activities include incorporating the 2.5 gigahertz spectrum to be acquired from Sprint. Should Sprint’s implementation of the Network Vision plan be delayed, our margins could be adversely affected and such effects could be material.  Should Sprint’s future delivery of services expected to be deployed on the upgraded network be delayed, it could potentially result in the loss of customers to our competitors, and adversely affect our revenues, profitability and cash flows from operations.

Our business may suffer as a result of competitive pressures.

Our revenue growth is primarily dependent on the growth of the subscriber base and monthly recurring charges to subscribers.  In 2014, competitive pressures have moved the focus from unlimited individual plans to family shared data plans.  These competitive pressures in the wireless telecommunications market could cause some major carriers to offer plans with increasingly larger bundles of minutes of use and data services at lower prices. Increased price competition will lead to lower monthly recurring charges or a loss of subscribers in the future. Continued competitive pressures in 2015 and beyond could require Sprint to lower its prices, which will limit growth in monthly recurring charges to subscribers.

We may not be able to implement our business plan if our operating costs are higher than we anticipate.

Increased competition may lead to higher promotional costs to acquire subscribers.  If these costs are more than we anticipate, the actual amount of funds available to implement our operating strategy and business plan may fall short of our estimates.

The dynamic nature of the wireless market may limit management’s ability to correctly identify causes of volatility in key operating performance measures.

Our business plan and estimated future operating results are based on estimates of key operating performance measures, including subscriber growth, subscriber turnover (commonly known as churn), average monthly revenue per subscriber, equipment revenue, and subscriber acquisition costs and other operating costs.  Recent moves by all carriers to offer installment billing and leasing for handsets will have an effect on revenues, cost of goods sold, and churn. Since these plans are new to the industry, the full impact of these changes cannot be determined at this time. The dynamic nature of the wireless market, economic conditions, increased competition in the wireless telecommunications industry, the entry of new competitors due to recent or future FCC spectrum auctions, new service offerings by Sprint or competitors at lower prices, and other issues facing the wireless telecommunications industry in general have created a level of uncertainty that may adversely affect our ability to predict these key measures of performance.

We may experience a high rate of subscriber turnover, which could adversely affect our future financial performance.

Subscriber loss, or churn, has been relatively stable in recent years.  Because of significant competition in the industry, the popularity of prepaid wireless service offerings, changes to Sprint’s competitive position and a new economic downturn, among other factors, this relative stability may not continue and the future rate of subscriber turnover may be higher than in recent periods.

A high rate of subscriber loss could increase the sales and marketing costs we incur in obtaining new subscribers, especially because, consistent with industry practice, even with the introduction of handset installment billing and leasing, we expect to continue to subsidize a significant portion of the costs related to the purchases of handsets by some subscribers.

We may incur significantly higher wireless handset subsidy costs than we anticipate for existing subscribers who upgrade to a new handset.

As our subscriber base matures, and technological innovations occur, we anticipate that existing subscribers will continue to upgrade to new wireless handsets.  To discourage customer defections to competitors, we offer price plans that subsidize a portion of the price of wireless handsets and in some cases incur sales commissions for handset upgrades.  If more subscribers upgrade to new subsidized wireless handsets than we project, or if the cost of such handsets increases or the amount of handset subsidies offered in the competitive marketplace increases more than we project, our results of operations would be adversely affected.  If we do not continue to offer the option to subsidize the cost of the handsets for handset upgrades, subscribers could choose to deactivate the service and move to other carriers.

If we are unable to secure and retain tower sites, the level of service we provide could be adversely affected.

Many of our cell sites are co-located on leased tower facilities shared with one or more wireless providers.  A large portion of these leased tower sites are owned by a limited number of companies.  If economic conditions affect the leasing company, our ability to enter into leases at new locations may be affected, which could leave portions of our service area without service and increase customer turnover.

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

Under its agreements with us, Sprint has a substantial amount of control over the conduct of our wireless business.  Accordingly, Sprint may make decisions that could adversely affect our wireless business, such as the following:

•	Sprint could price its national plans based on its own objectives and could set price levels or other terms that may not be economically advantageous for us;

•	Sprint could develop products and services that could adversely affect our results of operations;

•	if Sprint’s costs to perform certain services exceed the costs they expect, subject to limitations under our agreements, Sprint could seek to increase the amounts charged to us for such services;

•	Sprint could make decisions that could adversely affect the Sprint brand names, products or services;

•	Sprint could make technology and network decisions that could greatly increase our capital investment requirements and our operating costs to continue offering the seamless national service we provide;

•	Sprint could restrict our ability to offer new services needed to remain competitive. This could put us at a competitive disadvantage relative to other wireless service providers if they begin offering new services in our market areas, increasing our churn and reducing our revenues and operating income from wireless services.

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

The competitiveness of Sprint’s wireless products and services is a key factor in our ability to attract and retain subscribers.  Changes in Sprint’s wireless products and services may reduce subscriber additions, increase subscriber turnover and decrease subscriber credit quality.

Sprint’s roaming arrangements to provide service outside of the Sprint National Network may not be competitive with other wireless service providers, which may restrict our ability to attract and retain subscribers and may increase our costs of doing business.

We rely on Sprint’s roaming arrangements with other wireless service providers for coverage in areas where Sprint wireless service is not available.  If customers are not able to roam quickly or efficiently onto other wireless networks, we may lose current subscribers and Sprint wireless services may be less attractive to new subscribers.

The risks related to our roaming arrangements include the following:

•	the quality of the service provided by another provider while roaming may not approximate the quality of the service provided by the Sprint wireless network;

•	the price of a roaming call off network may not be competitive with prices of other wireless companies for roaming calls, or may not be “commercially reasonable” (as determined by the FCC);

•	customers may not be able to use Sprint’s advanced features, such as voicemail notification, while roaming; and

•	Sprint or the carriers providing the service may not be able to provide accurate billing information on a timely basis.

Some provisions of the Sprint agreements may diminish the value of our common stock and restrict or diminish the value of our business.

Under limited circumstances involving non-renewal of our agreement or a breach by us, Sprint may purchase the operating assets of our wireless operations at a discount of 20% in the event of non-renewal, or 28% in the event of a breach. These discounts would be applied to the “entire business value” (“EBV”) as that term is defined in our agreement with Sprint.  EBV is defined as i) the fair market value of a going concern paid by a willing buyer to a willing seller; ii) valued as if the business will continue to utilize existing brands and operate under existing agreements; and, iii) valued as if we  own the spectrum.  Determination of EBV is made by an independent appraisal process.  In addition, Sprint must approve any assignment of the Sprint agreements by us.  Sprint also has a right of first refusal to purchase our wireless operating assets if we decide to sell those assets to a third party.  These restrictions and other restrictions contained in the Sprint  agreements could adversely affect the value of our common stock, may limit our ability to sell the foregoing assets on advantageous terms, may reduce the value a buyer would be willing to pay, and may reduce the EBV, as described in the Sprint agreements.

We may have difficulty in obtaining an adequate supply of handsets from Sprint.

We depend on our relationship with Sprint to obtain handsets.  Sprint orders handsets from various manufacturers.  We could have difficulty obtaining specific types of handsets in a timely manner if:

•	Sprint does not adequately project the need for handsets, or enter into arrangements for new types of handsets or other customer equipment, for itself, its wireless affiliates and its other third-party distribution channels, particularly in connection with the transition to new technologies;

•	Sprint gives preference to other distribution channels;

•	we do not adequately project our need for handsets;

•	Sprint modifies its handset logistics and delivery plan in a manner that restricts or delays access to handsets; or

•	there is an adverse development in the relationship between Sprint and its suppliers or vendors.

The occurrence of any of the foregoing could disrupt subscribers’ service or result in a decrease in our subscribers.

If Sprint does not continue to enhance its nationwide digital wireless network, we may not be able to attract and retain subscribers.

Our wireless operations are dependent on Sprint’s national network.  Sprint’s digital wireless network may not provide nationwide coverage to the same extent as the networks of its competitors, which could adversely affect our ability to attract and retain subscribers.  Sprint currently covers a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands.  Sprint offers wireless services, either on its own network or through its roaming agreements, in every part of the United States.

If Sprint’s wireless licenses are not renewed or are revoked, our wireless business would be harmed.

Non-renewal or revocation by the FCC of Sprint’s wireless licenses would significantly harm us.  Wireless spectrum licenses are subject to renewal and revocation by the FCC.  There may be opposition to renewal of Sprint’s wireless licenses upon their expiration, and Sprint’s wireless licenses may not be renewed.  The FCC has adopted specific standards to apply to wireless license renewals.  Any failure by Sprint to comply with these standards could cause revocation or forfeiture of Sprint’s wireless licenses.

If Sprint does not maintain control over its licensed spectrum, our Sprint agreements may be terminated, which would render us unable to continue providing service to our subscribers. Sprint may also need additional spectrum to keep up with customer demands and the availability and cost of this spectrum could have an impact on our wireless business.

Risks Related to Our Cable Services

We face risks from increasing competition for the provision of cable and related video services.

Incumbent cable companies, which have historically provided video service, face competition from direct broadcast satellite providers, and more recently from large providers of wireline telecommunications services (such as Verizon, Centurylink and AT&T), which have begun to upgrade their networks to provide video services in addition to voice and broadband services. Wireless providers are also entering the market for video services by making such services available on handsets and tablets.  In some areas, direct broadcast satellite providers have partnered with large incumbent telecommunications service providers to offer triple-play services.  Moreover, consumers are increasingly accessing video content from alternative sources, such as Internet-based “over the top” providers and applications.  The influx of competitors in this area, together with the development of new technologies to support them, are resulting in significant changes in the video business models and regulatory provisions that have applied to the provision of video and other services. These developments may lead to a decline in the price and profitability of video and related services.

Our programming costs are subject to demands for increased payments.

The cable television industry has continued to experience an increase in the cost of programming, especially sports programming.  In addition, as we add programming to our video services for existing customers or distribute existing programming to more customers, we incur increased programming expenses.  Broadcasters affiliated with major over-the-air network services have been increasing their demands for cash payments and other concessions for the right to carry local network television signals on our cable systems. If we are unable to raise our customers’ rates or offset such increased programming and retransmission consent costs through the sale of additional services, these increased costs could have an adverse impact on our results of operations.  Moreover, as our programming contracts and retransmission agreements with programming providers expire, there can be no assurance that they will be renewed on acceptable terms. The Copyright Office adopted rules in 2014 governing private audits of cable operators’ compulsory copyright payments, and any resulting audits initiated by copyright owners could lead to demands for increased copyright payments.

Changes to key regulatory requirements can affect our ability to compete.

As programming and retransmission consent costs and retail rates increase, Congress and the FCC have expressed concern about the impact on consumers, and they could impose restrictions affecting cable rates and programming packages that could adversely impact our existing business model.

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

Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance.  In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations.  Franchises are generally granted for fixed terms and must be periodically renewed.  Franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate.  Franchise authorities often demand concessions or other commitments as a condition to renewal.  In some instances, local franchises have not been renewed at expiration, and we have operated and are operating under either temporary operating agreements or without a franchise while negotiating renewal terms with the local franchising authorities.  We cannot assure you that we will be able to comply with all significant provisions of our franchise agreements.  Additionally, although historically we have renewed our franchises without incurring significant costs, we cannot assure you that we will be able to renew, or to renew as favorably, our franchises in the future.  A termination of or a sustained failure to renew a franchise in one or more key markets could adversely affect our business in the affected geographic area.

Pole attachments are wires and cables that are attached to utility poles.  Cable system attachments to investor-owned public utility poles historically have been regulated at the federal or state level, generally resulting in reasonable pole attachment rates for attachments used to provide cable service.  In contrast, utility poles owned by municipalities or cooperatives are not subject to federal regulation and are generally exempt from state regulation and their attachment rates tend to be higher.  In 2011, the FCC amended its pole attachment rules to promote broadband deployment.  The order overall strengthens the cable industry's ability to access investor-owned utility poles on reasonable rates, terms and conditions   It also allows for new penalties in certain cases involving unauthorized attachments that could result in additional costs for cable operators.  The new rules were affirmed in 2013.   Future regulatory changes in this area could impact the pole attachment rates we pay utility companies.

In December 2014, as part of the STELA Reauthorization Act, Congress repealed a prohibition on cable operators offering set-top boxes with integrated security and navigational features (effective December 4, 2015), but also directed the FCC to establish a working group of “technical experts” to identify downloadable security design options to facilitate consumer use of retail navigation devices in lieu of set-top boxes provided by cable operators. Third parties may use this process to advocate for additional regulations, such as requirements for cable operators to support a new interface that can be accessed by retail devices.  We cannot predict the nature and pace of these and other developments or the effect they may have on our operations.  New regulations could increase our cost for equipment, affect our relationship with our customers, and/or enable third parties to try to offer equipment that accesses disaggregated cable content merged with other services delivered over the Internet to compete with our premium service offerings.

Any significant impairment of our non-amortizing cable franchise rights would lead to a decrease in our assets and a reduction in our net operating performance.

At December 31, 2014, we had non-amortizing cable franchise rights of approximately $64.1 million which constituted approximately 10.3% of total assets at that date.  If we make changes in our business strategy or if market or other conditions adversely affect our cable operations, we may be forced to record an impairment charge, which would lead to a decrease in the carrying value of the Company’s assets and reduction in our net operating performance.  We test non-amortizing intangible assets for impairment annually or whenever events or changes in circumstances indicate impairment may have occurred.  If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the non-amortizing intangible assets and the fair value of the non-amortizing intangible assets, in the period in which the determination is made.  The testing of non-amortizing intangible assets for impairment requires the Company to make significant estimates about the future performance and cash flows of our Cable segment, as well as other assumptions.  These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies.  Any changes to key assumptions about our Cable segment’s business and its future prospects, or actual performance compared with those assumptions, or other assumptions, could affect the fair value of our Cable segment non-amortizing intangibles, resulting in an impairment charge.

Risks Related To Our Broadband Services

Our broadband services may be adversely impacted by legislative or regulatory changes that affect our ability to develop and offer services or that could expose us to liability from customers or others.

The Company provides broadband Internet access services to its cable and telephone customers through cable modems and digital subscriber lines (“DSL”), respectively.  The FCC has adopted “open internet” rules, also referred to as “net neutrality,” that could affect the Company’s provision of broadband services.  On January 14, 2014, the D.C. Circuit Court of Appeals, in Verizon v. FCC, struck down major portions of the FCC’s 2010 net neutrality rules governing the operating practices of broadband Internet access providers like us.  The FCC originally designed the rules to ensure an “open Internet” and included three key requirements for broadband providers:  1) a prohibition against blocking websites or other online applications; 2) a prohibition against unreasonable discrimination among Internet users or among different websites or other sources of information; and 3) a transparency requirement compelling the disclosure of network management policies.  The Court struck down the first two requirements, concluding that they constitute “common carrier” restrictions that are not permissible given the FCC’s earlier decision to classify Internet access as an “information service,” rather than a “telecommunications service.”  The Court upheld the FCC’s transparency requirement.

On May 15, 2014, the FCC initiated a new rulemaking to re-issue network neutrality regulations relying on either Section 706 of the Telecommunications Act of 1996 or Title II of the Communications Act. More recently, on February 4, 2015, the Chairman of the FCC released a fact sheet describing his proposed new rules.  The FCC Chairman proposes to reclassify wireline and wireless broadband services as Title II common carrier services, and asserts legal authority to regulate broadband service offered by ISPs under Title II, Title III, and Section 706 of the Telecommunications Act.  In an effort to protect consumers and edge providers, the new rules would prohibit ISPs from engaging in blocking, throttling, and paid prioritization, and the existing transparency rules would be enhanced.  Reasonable network management activities would remain permitted.  For the first time, the FCC would have authority to hear complaints and take enforcement action if it determines that the interconnection of ISPs are not just and reasonable, or if ISPs fail to meet a new general obligation not to harm consumers or edge providers.  The Chairman has proposed forbearing from certain Title II regulation, such as rate regulation, tariffs and last-mile unbundling.  He does not propose assessment of USF fees on broadband at this time.  On February 26, 2015 the FCC adopted the Chairman’s proposal to establish additional rules to reclassify and regulate broadband services. We expect there will be legal challenges filed by several different broadband providers, and possibly others, the success of which depends on numerous factors.  There are also legislative proposals in Congress to preempt the Chairman’s proposed “utility-style” regulation, while still addressing many of the underlying concerns.  We do not know at the current time if the new regulations proposed by the Chairman will go into effect, nor do we know how they would be administered, but they could limit our ability to efficiently manage our cable systems and respond to operational and competitive challenges.  Such rules or statutes could also restrict arrangements between us and Internet content, application, and service providers, including backbone connection arrangements. In addition, if the FCC were to adopt new rules under a Title II framework, the reclassification of broadband services as Title II common carrier services could subject our services to far more extensive and burdensome federal and state regulation.

On January 29, 2015, the FCC, in a nation-wide proceeding evaluating whether “advanced broadband” is being deployed in a reasonable and timely fashion, increased the minimum connection speeds required to qualify as advanced broadband service to 25 Mbps for downloads and 3 Mbps for uploads.  As a result, the FCC concluded that advanced broadband was not being sufficiently deployed and initiated a new inquiry into what steps it might take to encourage broadband deployment.  This action may lead the FCC to adopt additional measures affecting our broadband business.  At the same time, the FCC has ongoing proceedings to allocate additional spectrum for advanced wireless service, which could provide additional wireless competition to our broadband business.

Risks Related to Our Voice Services

Offering voice communications service may subject us to additional regulatory burdens, causing us to incur additional costs.

We offer voice communications services over our broadband network and continue to develop and deploy VoIP services. The FCC has ruled that competitive telephone companies that support VoIP services, such as those we offer our customers, are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensures that our VoIP services can compete in the market.  The scope of these interconnection rights are being reviewed in a current FCC proceeding, which may affect our ability to compete in the provision of voice services or result in additional costs.  The FCC has also declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. It is not clear how the FCC Chairman’s proposal to reclassify wireline and wireless broadband services as Title II common carrier services, and subject to Section 706, will affect the regulatory status of our VoIP services. Expanding our offering of these services may require us to obtain certain additional authorizations. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs.

The FCC has already extended certain traditional telecommunications carrier requirements to many VoIP providers such as us, including E911, USF collection, CALEA, privacy of CPNI, number porting, rural call completion, outage reporting, disability access and discontinuance of service requirements. In November 2011, the FCC released an order significantly changing the rules governing intercarrier compensation payments for the origination and termination of telephone traffic between carriers, including VoIP service providers like us. The Tenth Circuit Court of Appeals upheld the rules in May, 2014. The new rules will result in a substantial decrease in intercarrier compensation payments over a multi-year period.  In addition, the potential transition of Local Number Portability Administrators may impact our ability to manage number porting and related tasks, and/or may result in additional costs arising from the transition to a new administrator.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns its corporate headquarters, which occupies a 60,000-square foot building in Edinburg, Virginia.  The Company owns three additional buildings in Edinburg:
•	a 26,500-square foot building that houses the Company's main switching center and technical staff,
•	a 14,000-square foot building that includes warehouse space and houses operations staff, and
•	a 10,700-square foot building used for customer services and retail sales.

The Company owns nine telephone exchange buildings that are located in the major towns and some of the rural communities that are served by the regulated telecommunications operations.  These buildings contain switching and fiber optic equipment and associated local exchange telecommunications equipment. The Company owns a building that houses customer service operations in Rustburg, VA.  The Company has fiber optic hubs or points of presence in Maryland, Virginia and West Virginia.

The Company leases land, buildings and tower space in support of its Wireless operations.  As of December 31, 2014, the Company had 537 PCS sites, including Wireless sites on property owned by the Company, and 14 leased retail locations.

The Company owns or leases other warehouse, office and retail space in various locations to support its operations.  The leases for the foregoing land, buildings and tower space expire on various dates between 2015 and 2040.  For information about these leases, see Note 13 to the consolidated financial statements appearing elsewhere in this report.  The Company plans to lease additional land, equipment space, and retail space in support of its operations.

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

The Company's stock is traded on the NASDAQ Global Select Market under the symbol “SHEN.”  The following table shows the closing high and low sales prices per share of common stock as reported by the NASDAQ Global Select Market for each quarter during the last two years:

2014	High	Low
Fourth Quarter	$31.99	$24.17
Third Quarter	31.05	24.81
Second Quarter	32.62	25.65
First Quarter	33.45	23.36

2013	High	Low
Fourth Quarter	$28.69	$22.92
Third Quarter	24.10	17.15
Second Quarter	17.81	14.23
First Quarter	16.04	13.76

As of February 19, 2015, there were 4,242 holders of record of the Company’s common stock.

Shenandoah Telecommunications Company historically has paid annual cash dividends on or about December 1 of each year.  The cash dividend was $0.47 per share in 2014 and $0.36 per share in 2013.  Dividends are paid to Shenandoah Telecommunications Company shareholders from accumulated dividends paid to it by its operating subsidiaries.   Under the Company’s credit agreement with CoBank dated September 14, 2012, the Company is restricted in its ability to pay dividends in the future.  So long as no Default or Event of Default (as such term is defined in the credit agreement) exists before, or will result after giving effect to such dividends, distributions or redemptions on a pro forma basis, the Company may declare or pay a lawful dividend or other distribution of assets, or retire, redeem, purchase or otherwise acquire capital stock in an aggregate amount which when added to any such dividends, distributions or redemptions of capital stock or other equity interest made, declared or paid from and after January 1, 2012 does not exceed $5 million plus 50% of the Company’s consolidated net income (excluding non-cash extraordinary items such as write-downs or write-ups of assets, other than current assets) from January 1, 2012 to the date of declaration of any such dividends, distributions or redemptions.

The following graph and table show the cumulative total shareholder return on the Company’s common stock compared to the NASDAQ US Index and the NASDAQ Telecommunications Index for the period between December 31, 2009 and December 31, 2014.  The NASDAQ Telecommunications Index includes 116 companies that represent a wide mix of telecommunications service and equipment providers and smaller carriers that offer similar products and serve similar markets.  The graph assumes $100 was invested on December 31, 2009 in the Company’s common stock, and the other two indexes, and that all dividends were reinvested and market capitalization weighting as of December 31, 2010, 2011, 2012, 2013 and 2014.

Our performance graphs use comparable indexes provided by NASDAQ OMX Global Indexes.

	2009	2010	2011	2012	2013	2014
Shenandoah Telecommunications Company	100	94	54	81	138	170
NDAQ US	100	118	118	137	183	206
NDAQ Telecom Stocks	100	119	127	152	172	177

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In addition, in conjunction with the award of shares or exercises of stock options, the Company periodically repurchases shares from certain recipients to cover the minimum statutory tax withholding requirements associated with the transaction.  The following table provides information about the Company’s repurchases of shares during the three months ended December 31, 2014:

	Number of Shares Purchased	Average Price Paid per Share

October 1 to October 31	-	$-
November 1 to November 30	4	28.58
December 1 to December 31	8	31.25

Total	12	$30.36

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data as of December 31, 2014, 2013, 2012, 2011, and 2010 and for each of the years in the five-year period ended December 31, 2014.

The selected financial data as of December 31, 2014 and 2013 and for each of the years in the three-year period ended December 31, 2014 are derived from the Company’s audited consolidated financial statements appearing elsewhere in this report. The selected financial data as of December 31, 2012,  2011, and 2010 and for the years ended December 31, 2011 and 2010 are derived from the Company’s audited consolidated financial statements not included in this report.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

(in thousands, except share and per share data)

	2014	2013	2012	2011	2010

Operating revenues	$326,946	$308,942	$288,075	$251,145	$195,206
Operating expenses	265,003	253,535	253,417	218,855	162,875
Operating income	61,943	55,407	34,658	32,290	36,331
Interest expense	8,148	8,468	7,850	8,289	4,716
Income taxes	22,151	19,878	12,008	10,667	13,393

Net income from continuing operations	$33,883	$29,586	$16,603	$13,538	$18,774
Discontinued operations, net of tax (a)	-	-	(300)	(545)	(699)
Net income	$33,883	$29,586	$16,303	$12,993	$18,075
Total assets	619,242	597,006	570,740	479,979	466,437
Total debt – including current maturities	224,250	230,000	231,977	180,575	195,112

Shareholder Information:
Shares outstanding	24,132,497	24,040,277	23,962,110	23,837,528	23,766,873
Income per share from continuing operations-diluted	$1.41	$1.23	$0.69	$0.57	$0.79
Loss per share from discontinued operations-diluted	-	-	(0.01)	(0.02)	(0.03)
Net income per share-diluted	1.39	1.23	0.68	0.55	0.76
Cash dividends per share	$0.47	$0.36	$0.33	$0.33	$0.33

(a)	Discontinued operations include the operating results of Converged Services. The Company announced its intention to dispose of Converged Services in September 2008, and reclassified its operating results as discontinued operations. The Company completed the disposition of Converged Services properties during 2013.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries.  These subsidiaries provide wireless personal communications services (as a Sprint PCS affiliate), local exchange telephone services, video, internet and data services, long distance services, fiber optics facilities, and leased tower facilities. The Company has three reportable segments, which the Company operates and manages as strategic business units organized by lines of business: (1) Wireless, (2) Cable, and (3) Wireline.

*	The Wireless segment provides digital wireless service as a Sprint PCS Affiliate to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia. In this area, the Company is the exclusive provider of wireless mobility communications network products and services on the 800 and 1900 MHz bands under the Sprint brand. This segment also owns cell site towers built on leased land, and leases space on these towers to both affiliates and non-affiliated service providers.

*	The Cable segment provides video, internet and voice services in franchise areas in portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area. It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia.

*	The Wireline segment provides regulated and unregulated voice services, DSL internet access, and long distance access services throughout Shenandoah County and portions of Rockingham, Frederick, Warren and Augusta counties, Virginia. The segment also provides video services in portions of Shenandoah County, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor through West Virginia, Maryland and portions of Pennsylvania.

A fourth segment, Other, primarily includes Shenandoah Telecommunications Company, the parent holding company.

Significant Transactions

The 2014, 2013 and 2012 financial results of the Company reflected several significant transactions.  These transactions should be noted in understanding the financial results of the Company for 2014, 2013 and 2012.

Segment Restructuring

Effective for fiscal year 2014, the Company updated segment presentations to reflect two changes.  First, in late 2013, the Company restructured its management team to primarily align its organization with its operating segments (Wireless, Cable and Wireline), rather than on a functional basis (sales and marketing, operations and engineering).  As part of this restructuring, the Company determined that the operations associated with its video product offered in Shenandoah County, Virginia, would be included in the Wireline segment.  The video services offered in Shenandoah County share much of the network which the regulated telephone company uses to serve its customers. These services had previously been included in the Cable segment.

Second, primarily as a result of the restructuring described above, the Company’s allocations of certain shared general and administrative expenses were updated to reflect how the senior management team makes financial decisions and manages resources.  Since the Vice Presidents managing the operating segments do not directly control these expenses, the Company has chosen to record these at the holding company.  As a result, certain costs, including finance and accounting, executive management, legal, human resources, and IT management are now recorded to the Other segment as corporate costs.  In this way, segment performance presents a clearer picture of the trends in an individual segment’s profitability. The 2013 and 2012 results have been adjusted to conform to the 2014 presentation.

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

Based upon the initial timetable and revisions, the Company determined that changes to the remaining depreciable lives for base stations and certain other assets were required, adding $8.4 million of additional depreciation expense to 2012’s results and $3.4 million to 2013.  The 4G LTE base stations require either fiber or microwave backhaul.  Accordingly, the Company replaced the copper-based T1 circuits it previously had with fiber and microwave technology.  In addition to incurring the costs to install the new backhaul facilities, the Company incurred duplicate network costs during the replacement period for each base station, and higher monthly costs of the higher capacity circuits (though much less expensive per megabit of capacity) following the upgrade.  However, the additional capacity of the new fiber-based backhaul facilities will delay the need to further upgrade its capacity to accommodate additional network traffic.  During 2013, based upon Company projections, the Company determined that microwave equipment used to backhaul wireless traffic from approximately 150 of its cell sites would be inadequate to carry its traffic by 2016, and accordingly, reduced the remaining useful life of this class of assets. As of December 31, 2014, the Company expects to replace microwave backhaul facilities that it deployed at approximately 100 of its cell sites with fiber-based backhaul facilities in 2015 or 2016.

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

Goodwill Impairment

During 2012, the Company determined that the fair value of the Company’s then-configured Cable segment had declined during the year, and that the goodwill had become impaired.  As a result the Company recorded an $11.0 million write-down of Cable segment in December of 2012.  Factors contributing to these determinations included weak economic conditions, underperformance relative to market operating margins and penetration levels, and continued capital spending to upgrade the last remaining markets, improve the customer experience, and combat subscriber loss. In conjunction with the Segment Restructuring discussed above, $3.3 million of the write-down is now presented in the 2012 results of the Wireline Segment.

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

Under the Sprint Management Agreement, postpaid wireless service revenues are reported net of an 8% Management Fee and, since its imposition effective January 1, 2007, a Net Service Fee retained by Sprint.  Initially set at 8.8%, the Net Service Fee increased to 12% during 2010 and to 14%, the maximum allowed, in August 2013.  Prepaid wireless service revenues are reported net of a 6% Management Fee.

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

Economic useful life is the duration of time the asset is expected to be productively employed by us, which may be less than its physical life.  The Company’s assumptions on obsolescence, technological advances, and other factors affect the determination of estimated economic useful life.  The estimated economic useful life of an asset is monitored to determine if it continues to be appropriate in light of changes in business circumstances.  For example, technological advances may result in a shorter estimated useful life than originally anticipated.  In such a case, the Company would depreciate the remaining net book value of the asset over the new estimated remaining life, increasing depreciation expense on a prospective basis.  During 2013, based upon Company projections, the Company determined that microwave equipment used to backhaul wireless traffic from approximately 150 of its cell sites would be inadequate to carry its traffic by 2016, and accordingly, reduced the remaining useful life of this class of assets. Additional depreciation expense was $1.2 million in 2014 and was not significant in 2013.

Intangible Assets

Cable franchises, included in Intangible assets, net, provide us with the non-exclusive right to provide video services in a specified area. While some cable franchises are issued for a fixed time (generally 10 years), renewals of cable franchises have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our cable franchises.

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

Results of Continuing Operations

2014 Compared to 2013

Consolidated Results

The Company’s consolidated results from continuing operations for the years ended December 31, 2014 and 2013 are summarized as follows:

(in thousands)	Years Ended December 31,		Change
	2014	2013	$	%

Operating revenues	$326,946	$308,942	18,004	5.8
Operating expenses	265,003	253,535	11,468	4.5
Operating income	61,943	55,407	6,536	11.8
Other expense, net	5,909	5,943	(34)	(0.6)
Income tax expense	22,151	19,878	2,273	11.4
Net income	$33,883	$29,586	4,297	14.5

Operating revenues

Operating revenues increased $18.0 million, or 5.8%, in 2014 over 2013. Wireless segment revenues increased $9.3 million compared to 2013.  The Wireless revenue growth included an increase in net postpaid service revenues of $5.0 million, driven by 4.7% year-over-year growth in average postpaid subscribers.  In addition, net prepaid service revenues grew $3.2 million, or 7.9%, due to 4.9% growth in average prepaid subscribers and higher average revenue per subscriber in 2014 over 2013. Cable segment revenues increased $8.7 million. Cable service revenues grew $5.3 million due to a 6.4% increase in average revenue generating units compared to the 2013 period and to customers selecting higher-priced digital TV and higher-speed data packages. Cable equipment revenues increased $2.3 million due to a change in January 2014 of charging customers separately for their first set top box, which previously had been included in the service fee. Additionally, customer use of digital converter boxes grew as the Company converted markets to all-digital signals. Growth in fiber lease revenue contributed $0.6 million to the year-over-year increase of Cable segment revenue. Wireline segment revenue increased $3.6 million, primarily due to growth in facility lease revenues from new contracts with affiliates and third parties.

Operating expenses

Total operating expenses increased $11.5 million in 2014 compared to 2013.  Cost of goods and services sold increased $4.6 million, including increases of $3.3 million in Cable segment video programming costs and $1.7 million in network maintenance costs. Disposal costs increased $1.6 million, as the Company disposed of obsolete equipment that had been taken out of service while upgrading the cable and wireline networks. The increase in disposal costs was offset by reductions in network costs, driven primarily by lower third party backhaul expenses along with an increase in network engineering labor capitalized to projects. Selling, general and administrative expenses increased $1.7 million, due to higher personnel costs, partially offset by lower advertising and bad debt expenses.  Depreciation and amortization expense increased $5.2 million, primarily due to completion of the Network Vision and cable network upgrade projects.

Income tax expense

The Company’s effective tax rate decreased from 40.2% in 2013 to 39.5% in 2014.  The 2013 period included $0.5 million in unfavorable adjustments from finalizing the estimated effects of restructuring entities during 2012.  The 2014 period included $0.2 million in favorable adjustments to estimates made for the 2013 federal and state returns filed in September 2014.  The Company anticipates that its effective tax rate will be approximately 39.5% in 2015.

Net income

Net income increased $4.3 million, or 14.5%, in 2014 from 2013, reflecting growth in subscriber counts and revenue per subscriber in the Wireless segment, partially offset by increases in operating expenses incurred in support of this growth.

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

PCS receives revenues from Sprint for subscribers that obtain service in PCS’s network coverage area.  PCS relies on Sprint to provide timely, accurate and complete information to record the appropriate revenue for each financial period.  Postpaid revenues received from Sprint are recorded net of certain fees retained by Sprint.  These fees totaled 20% of net postpaid billed revenue, as defined, during 2012 and through July 31, 2013.  Based upon an analysis of the balance of payments between Sprint and Shentel, effective August 1, 2013, Sprint increased the net service fee to 14%, bringing the total fee retained by Sprint to 22%.

During the first quarter of 2012, the Company entered into agreements with Sprint and Alcatel-Lucent to begin adding 4G LTE service to the Company’s Wireless network.  The 4G service uses base station equipment acquired from Alcatel-Lucent in conjunction with Sprint’s wireless network upgrade plan known as Network Vision.

The Company offers prepaid wireless products and services in its PCS network coverage area.  Sprint retains a 6% Management Fee on prepaid revenues.  Prepaid revenues received from Sprint are reported net of the cost of this fee.  Other fees charged on a per unit basis are separately recorded as expenses according to the nature of the expense.  The Company pays handset subsidies to Sprint for the difference between the selling price of prepaid handsets and their cost, in aggregate and as a net cost included in cost of goods sold.  The revenue and expense components reported to us by Sprint are based on Sprint’s national averages for prepaid services, rather than being specifically determined by customers assigned to our geographic service areas.

During 2014, the Company’s PCS stores began participating in Sprint’s postpaid handset financing programs, whereby Sprint enters into a financing agreement with the subscriber and the subscriber receives a handset from Sprint.  The equipment revenue from the subscriber and the handset expense are Sprint’s responsibility and are not recorded by the Company.

The following tables show selected operating statistics of the Wireless segment as of the dates shown:

	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2012
Retail PCS Subscribers – Postpaid	287,867	273,721	262,892
Retail PCS Subscribers – Prepaid	145,162	137,047	128,177
PCS Market POPS (000) (1)	2,415	2,397	2,390
PCS Covered POPS (000) (1)	2,207	2,067	2,057
CDMA Base Stations (sites)	537	526	516
Towers Owned	154	153	150
Non-affiliate Cell Site Leases (2)	198	217	216
Gross PCS Subscriber Additions – Postpaid	72,891	66,558	69,124
Net PCS Subscriber Additions – Postpaid	14,146	10,829	14,272
PCS Average Monthly Retail Churn % - Postpaid (3)	1.76%	1.75%	1.79%
Gross PCS Subscriber Additions – Prepaid	74,838	76,416	72,793
Net PCS Subscriber Additions – Prepaid	8,115	8,870	21,077
PCS Average Monthly Retail Churn % - Prepaid (3)	4.00%	4.24%	3.67%

1)	POPS refers to the estimated population of a given geographic area and is based on information purchased from third party sources. Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the Company’s network. Covered POPS increased in 2014 primarily as a result of the Company’s deployment of the 800 megahertz spectrum at existing cell sites.
2)	The decrease from December 31, 2013 is primarily a result of termination of Sprint iDEN leases associated with the former Nextel network.
3)	PCS Average Monthly Retail Churn is the average of the monthly subscriber turnover, or churn, calculations for the period.

(in thousands)	Years Ended December 31,		Change
	2014	2013	$	%

Segment operating revenues
Wireless service revenue	$191,147	$182,955	$8,192	4.5
Tower lease revenue	10,201	10,339	(138)	(1.3)
Equipment revenue	5,729	5,218	511	9.8
Other revenue	377	(387)	764	197.5
Total segment operating revenues	$207,454	$198,125	$9,329	4.7

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	73,290	72,995	295	0.4
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	33,171	32,812	359	1.1
Depreciation and amortization	31,111	28,177	2,934	10.4
Total segment operating expenses	137,572	133,984	3,588	2.7
Segment operating income	$69,882	$64,141	$5,741	9.0

Operating revenues

Wireless service revenue increased $8.2 million, or 4.5%, for 2014 over 2013.  Net postpaid service revenues increased $5.0 million, or 3.5%, driven by 4.7% year-over-year growth in average postpaid subscribers. As stated above, the net service fee increased from 12% of net billed revenues to 14% on August 1, 2013, reducing net postpaid service revenue by $2.1 million, or approximately $0.3 million per month.  Net prepaid service revenues grew $3.2 million, or 7.9%. Average prepaid subscribers increased 4.9% in 2014 over 2013, with changes in the mix of subscribers accounting for the remainder of the increase in prepaid service revenues.

The decrease in tower lease revenue resulted from the termination of Sprint iDEN leases associated with the former Nextel network. Equipment revenue increased due to growth in accessories sales and lower discounts on handset sales. Other revenue increased, as the prior year period included a $0.8 million unfavorable adjustment to straight-line rent accruals related to the termination of iDEN leases.

Operating expenses

Cost of goods and services increased $0.3 million, or 0.4%, in 2014 from 2013. Network costs increased $1.1 million, driven by increases in rent and backhaul expenses associated with the Network Vision project. Maintenance expense grew $1.0 million due to increases in maintenance contracts that support the upgraded wireless network. Cost of services declined by $0.8 million, driven by lower costs to support WiMax subscribers and prepaid “top-up” services.  Cost of goods declined due to a one-time $0.4 million gain related to actual disposal costs for the Network Vision project being less than previously accrued. Handset costs declined $0.3 million as a lower volume of subsidized handsets, driven by the start of installment handset sales in 2014, was partially offset by higher handset costs.

Selling, general and administrative costs increased $0.4 million, or 1.1%, in 2014 over 2013 primarily due to the additional retail store personnel to support subscriber growth.

Depreciation and amortization increased $2.9 million, or 10.4%, in 2014 over 2013, following completion of Network Vision upgrades.

Cable

The Cable segment provides video, internet and voice services in franchise areas in portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area. It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia.

The following table shows selected operating statistics of the Cable segment as of the dates shown:

	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2012

Homes Passed (1)	171,589	170,470	168,475
Customer Relationships (2)
Video customers	49,247	51,197	52,676
Non-video customers	22,051	18,341	15,709
Total customer relationships	71,298	69,538	68,385
Video
Customers (3)	52,095	53,076	54,840
Penetration (4)	30.4%	31.1%	32.6%
Digital video penetration (5)	65.9%	49.2%	39.5%
High-speed Internet
Available Homes (6)	171,589	168,255	163,273
Customers (3)	51,359	45,776	40,981
Penetration (4)	29.9%	27.2%	25.1%
Voice
Available Homes (6)	168,852	163,282	154,552
Customers (3)	18,262	14,988	12,262
Penetration (4)	10.8%	9.2%	7.9%
Revenue Generating Units (7)	121,716	113,840	108,083
Fiber Route Miles	2,834	2,636	2,155
Total Fiber Miles (8)	72,694	69,296	56,030

1)	Homes and businesses are considered passed (“homes passed”) if we can connect them to our distribution system without further extending the transmission lines. Homes passed is an estimate based upon the best available information.
2)	Customer relationships represent the number of customers who receive at least one of our services.
3)	Generally, a dwelling or commercial unit with one or more television sets connected to our distribution system counts as one video customer. Where services are provided on a bulk basis, such as to hotels, universities and some multi-dwelling units, the revenue charged to the customer is divided by the rate for comparable service in the local market to determine the number of customer equivalents included in the customer counts shown above.
4)	Penetration is calculated by dividing the number of customers by the number of homes passed or available homes, as appropriate.
5)	Digital video penetration is calculated by dividing the number of digital video customers by total video customers. Digital video customers are video customers who receive any level of video service via digital transmission. A dwelling with one or more digital set-top boxes or digital adapters counts as one digital video customer.
6)	Homes and businesses are considered available (“available homes”) if we can connect them to our distribution system without further extending the transmission lines and if we offer the service in that area.
7)	Revenue generating units are the sum of video, voice and high-speed internet customers.
8)	Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles. Fiber counts were revised following a review of fiber records in the fourth quarter of 2014.

(in thousands)	Years Ended December 31,		Change
	2014	2013	$	%

Segment operating revenues
Service revenue	$70,972	$65,657	$5,315	8.1
Equipment and other revenue	13,581	10,215	3,366	33.0
Total segment operating revenues	$84,553	$75,872	$8,681	11.4

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	51,982	45,767	6,215	13.6
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	19,521	19,052	469	2.5
Depreciation and amortization	23,148	21,202	1,946	9.2
Total segment operating expenses	94,651	86,021	8,630	10.0
Segment operating loss	$(10,098)	$(10,149)	$51	0.5

Operating revenues

Cable segment service revenue increased $5.3 million, or 8.1%, due to a 6.4% increase in average revenue generating units, a video rate increase in January 2014, and customers selecting higher-priced digital TV services and higher-speed data access packages.

Growth in equipment and other revenue was driven primarily by a $2.3 million increase in equipment rents, due to a change in January 2014 of charging customers separately for their first set top box, which previously had been included in the service fee. Additionally, customer use of digital converter boxes grew as the Company converted markets to all-digital signals. Facility lease revenue grew $0.6 million due to new contracts with third parties. Installation revenue increased $0.2 million.

Operating expenses

Cable segment cost of goods and services increased $6.2 million, or 13.6%, in 2014 over 2013. Video programming costs increased $3.3 million as the impact of rising rates per subscriber outpaced declining video subscriber counts. Asset disposal costs increased $1.4 million, as the Company disposed of obsolete equipment that was removed from service while upgrading the network. Maintenance costs increased $0.7 million to support network growth and personnel costs increased $0.5 million.

Selling, general and administrative expenses grew $0.5 million against the prior year as increases in costs related to customer service and administrative functions were partially offset by reductions of $0.3 million in marketing and selling expense and $0.1 million in bad debt expense.

The increase in depreciation and amortization expense consists of $3.1 million of higher depreciation expense related to network upgrades, offset by lower amortization on the customer base intangible asset recorded when the cable markets were acquired. The amortization of this asset declines on the anniversary of the acquisitions.

Wireline

The Wireline segment provides regulated and unregulated voice services, DSL internet access, and long distance access services throughout Shenandoah County and portions of Rockingham, Frederick, Warren and Augusta counties in Virginia. The segment also provides video services in portions of Shenandoah County, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor through West Virginia, Maryland and portions of Pennsylvania.

	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2012
Telephone Access Lines	21,612	22,106	22,342
Long Distance Subscribers	9,571	9,851	10,157
Video Customers	5,692	6,342	6,719
DSL Subscribers	12,742	12,632	12,611
Fiber Route Miles	1,556	1,452	1,420
Total Fiber Miles (1)	86,801	84,600	83,642

1)	Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles. Fiber counts were revised following a review of fiber records in the fourth quarter of 2014.

(in thousands)	Years Ended December 31,		Change
	2014	2013	$	%

Segment operating revenues
Service revenue	$22,450	$22,141	$309	1.4
Access revenue	11,498	11,721	(223)	(1.9)
Facilities lease revenue	25,585	21,836	3,749	17.2
Equipment revenue	54	49	5	10.2
Other revenue	3,448	3,723	(275)	(7.4)
Total segment operating revenues	$63,035	$59,470	$3,565	6.0

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	30,088	28,603	1,485	5.2
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	6,009	5,344	665	12.4
Depreciation and amortization	11,224	11,308	(84)	(0.7)
Total segment operating expenses	47,321	45,255	2,066	4.6
Segment operating income	$15,714	$14,215	$1,499	10.5

Operating revenues

Total operating revenues in 2014 increased $3.6 million over 2013.  Increases in service revenue resulted primarily from increases in revenues to provide broadband services.  The decrease in access revenue is the result of 2013 changes in certain intrastate access charges. Facility lease revenue grew $3.7 million due to additional leasing of fiber backhaul facilities to new and existing customers. Other revenue decreased $0.3 million due to the conclusion of billings for transition services to buyers of Converged Services’ properties.

Operating expenses

Operating expenses overall increased $2.1 million, or 4.6%, for 2014 over 2013. The increase in cost of goods and services resulted primarily from a $2.3 million increase in costs to provide the additional facilities to support the growth in facilities lease revenues described above. The disposal of obsolete and out of service assets resulted in an additional $0.5 million increase in costs. These increases were partially offset by a $0.9 million increase in labor capitalized to projects.

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

Operating revenues

Operating revenues increased $20.9 million, or 7.2%, in 2013 over 2012, primarily due to an increase of $18.5 million in the Wireless segment and $5.0 million in the Cable segment.  The increase in the Wireless segment resulted from increases in postpaid service revenues of $11.1 million and $8.9 million in prepaid service revenues.  The postpaid revenues grew as a result of a 4.1% increase in subscribers during the year, and incremental data fees charged to customers with smartphones. The prepaid service revenues grew as a result of improved product mix and a 6.9% increase in prepaid customers during 2013.  The Cable segment revenues grew primarily due to revenue generating unit growth of 11.7% and 22.2% in high speed data and voice service, respectively.  The growth in revenue described above was partially offset by a $2.0 million increase in affiliated revenue, which is eliminated in consolidation.

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

Adjusting for the effect of the prepaid wireless expense reduction discussed above, operating expenses decreased $6.0 million compared to the 2012 period. Cable segment operating expenses decreased $6.3 million, due to a $7.7 million write-off of goodwill in 2012, partially offset by 2013 growth in network costs, programming costs, and costs for customer service. The adjusted Wireless segment accounted for a year over year increase of $5.6 million, principally due to increased costs to add and maintain prepaid subscribers and growth in rent and maintenance expenses associated with the rollout of LTE coverage. These Wireless segment increases were partially offset by a decrease in depreciation expense due to less accelerated depreciation on assets to be replaced by Network Vision in the current year. Wireline segment operating expenses decreased $3.2 million, due to a $3.3 million write-off of goodwill in 2012.

Other income (expense)

The change in other income (expense) was driven by activity in patronage income and interest expense in 2013 over 2012. Other income increased $0.8 million primarily due to higher patronage income, resulting from the changes to the Company’s banking arrangements in 2012. Interest expense grew $1.4 million in 2013 as a result of higher outstanding debt balances, and was partially offset by the 2012 write-off of $0.8 million of unamortized loan costs.

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

Wireless

(in thousands)	Years Ended December 31,		Change
	2013	2012	$	%

Segment operating revenues
Wireless service revenue	$182,955	$162,912	$20,043	12.3
Tower lease revenue	10,339	9,114	1,225	13.4
Equipment revenue	5,218	5,982	(764)	(12.8)
Other revenue	(387)	1,630	(2,017)	(123.7)
Total segment operating revenues	$198,125	$179,638	$18,487	10.3

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	72,995	63,906	9,089	14.2
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	32,812	27,281	5,531	20.3
Depreciation and amortization	28,177	31,660	(3,483)	(11.0)
Total segment operating expenses	133,984	122,847	11,137	9.1
Segment operating income	$64,141	$56,791	$7,350	12.9

Operating revenues

Wireless service revenue increased $20.0 million, or 12.3%, for 2013 over 2012.  Net postpaid service revenues increased $11.1 million, driven by a $7.3 million increase in data fees and a 4.1% increase in subscribers during 2013. The net service fee retained by Sprint increased from 12% of net billed revenues to 14% on August 1, 2013, reducing net postpaid service revenue by $1.2 million, or approximately $0.2 million per month.  Net prepaid service revenues grew $8.9 million, or 28.3%, due to improved product mix and 12.9% growth in average prepaid subscribers during 2013.

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

Selling, general and administrative

Selling, general and administrative costs increased $5.5 million, or 20.3%, in 2013 from 2012.  After adjusting for the effect of the prepaid wireless expense reduction discussed above, selling, general and administrative expenses increased $3.7 million, or 12.5%, in 2013 from 2012. Costs associated with supporting the existing prepaid subscriber base increased $2.2 million due to a 12.9% increase in average prepaid subscribers and a 13.7% increase in average cost per subscriber. Costs to add new prepaid subscribers increased $1.2 million in 2013 due to a 17.5% increase in gross additions and upgrades over 2012. Commissions, advertising and professional services expenses associated with postpaid activities, increased $0.4 million in 2013 from 2012 levels.

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

Cable

(in thousands)	Years Ended December 31,		Change
	2013	2012	$	%

Segment operating revenues
Service revenue	$65,657	$61,252	$4,405	7.2
Equipment and other revenue	10,215	9,611	604	6.3
Total segment operating revenues	$75,872	$70,863	$5,009	7.1

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	45,767	44,563	1,204	2.7
Goodwill impairment	-	7,652	(7,652)	(100.0)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	19,052	17,642	1,410	8.0
Depreciation and amortization	21,202	22,446	(1,244)	(5.5)
Total segment operating expenses	86,021	92,303	(6,282)	(6.8)
Segment operating loss	$(10,149)	$(21,440)	$11,291	52.7

Operating revenues

The Cable segment service revenues increased $4.4 million in 2013 over 2012. High speed data access revenue increased $3.5 million due to an 11.7% increase in revenue generating units, while voice revenue increased $1.0 million due to a 22.2% increase in revenue generating units. Video revenue was flat, as revenue increases from video price increases and customers shifting to higher-priced digital TV packages were offset by a 3.5% decline in revenue generating units.

Equipment and other revenues increased $0.6 million, or 6.3%, due to $1.1 million of increases in revenue from sales of fiber optic services and in a variety of ancillary revenues such as installation fees, advertising revenues, and other fees billed to customers. The increases were partially offset by a $0.5 million decline in revenue from modems and converters.

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

The Cable segment recorded a $7.7 million impairment of goodwill in the fourth quarter of 2012.

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

Wireline

(in thousands)	Years Ended December 31,		Change
	2013	2012	$	%

Segment operating revenues
Service revenue	$22,141	$21,202	$939	4.4
Access revenue	11,721	12,604	(883)	(7.0)
Facilities lease revenue	21,836	21,153	683	3.2
Equipment revenue	49	55	(6)	(10.9)
Other revenue	3,723	5,104	(1,381)	(27.1)
Total segment operating revenues	$59,470	$60,118	$(648)	(1.1)
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	28,603	29,199	(596)	(2.0)
Goodwill Impairment	-	3,300	(3,300)	(100.0)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	5,344	5,714	(370)	(6.5)
Depreciation and amortization	11,308	10,245	1,063	10.4
Total segment operating expenses	45,255	48,458	(3,203)	(6.6)
Segment operating income	$14,215	$11,660	$2,555	21.9

Operating revenues

Operating revenues decreased $0.6 million, or 1.1%, in 2013 from 2012.  The increase in service revenue resulted primarily from contracts to provide internet access to third parties.  The decrease in access revenues resulted from a $0.5 million reversal of previously recorded revenues as a result of settling a billing dispute, along with changes to certain intrastate access charges.  Facility lease revenue increased due to the addition of affiliate and non-affiliated leased circuits for fiber to the tower, to support voice services in the acquired cable markets, as well as service contracts to other customers.   Other revenue decreased due to the conclusion of billings for transition services to buyers of Converged Services’ properties (coupled with a corresponding decrease in costs of goods and services mentioned below).

Operating expenses

Operating expenses overall decreased $3.2 million, or 6.6%, in 2013, compared to 2012. In the fourth quarter of 2012, the Wireline segment recorded a $3.3 million impairment of goodwill related to its legacy cable business. The decrease in cost of goods and services resulted from the conclusion of costs to provide service to the new owners of transitioning Converged Services properties. Partially offsetting the decrease were the costs to provide services to PCS, Shenandoah Cable and other customers, related to the increases in revenue shown above. The increase in depreciation resulted from additions to switch and circuit equipment in support of fiber and other service contract revenue increases as discussed above. The increase in selling, general and administrative expenses resulted from increased bad debt charges and operating taxes, partially offset by lower customer service costs, each of which was less than $0.2 million.

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

The following table shows adjusted OIBDA for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)

Adjusted OIBDA	$132,144	$118,596	$106,765

The following table reconciles adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure, for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated Results:
Operating income	$61,943	$55,407	$34,658
Plus depreciation and amortization	65,890	60,722	64,412
Adjusted prepaid wireless results	-	-	(6,137)
Plus (gain) loss on asset sales	2,054	784	441
Plus non-cash goodwill impairment charge	-	-	10,952
Plus storm damage costs	-	-	813
Plus share based compensation expense	2,257	1,683	1,626
Adjusted OIBDA	$132,144	$118,596	$106,765

The following tables reconcile adjusted OIBDA to operating income by major segment for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Wireless Segment:
Operating income	$69,882	$64,141	$56,791
Plus depreciation and amortization	31,111	28,177	31,660
Adjusted prepaid results	-	-	(6,137)
Plus (gain) loss on asset sales	(101)	647	(9)
Plus share based compensation expense	475	481	468
Adjusted OIBDA	$101,367	$93,446	$82,773

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Cable Segment:
Operating income (loss)	$(10,098)	$(10,149)	$(21,440)
Plus depreciation and amortization	23,148	21,202	22,446
Plus (gain) loss on asset sales	1,500	(59)	126
Plus non-cash goodwill impairment charge	-	-	7,652
Plus storm damage costs	-	-	813
Plus share based compensation expense	848	735	692
Adjusted OIBDA	$15,398	$11,729	$10,289

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Wireline Segment:
Operating income	$15,714	$14,215	$11,660
Plus depreciation and amortization	11,224	11,308	10,245
Plus (gain) loss on asset sales	655	195	305
Plus non-cash goodwill impairment charge	-	-	3,300
Plus share based compensation expense	386	356	372
Adjusted OIBDA	$27,979	$26,074	$25,882

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

Sources and Uses of Cash. The Company generated $115.0 million of net cash from operations in 2014, a $20.7 million increase from $94.3 million in 2013, which was a $2.7 million decrease from 2012.  The increase in 2014 over 2013 was primarily due to an increase in operating income before depreciation and amortization.  The decrease in 2013 over 2012 was primarily due to the increase in income taxes paid, partially offset by the changes in net income and the non-cash components of expenses, principally goodwill impairment and deferred income taxes.

During 2014, the Company utilized $67.6 million in net investing activities, including $68.2 million invested in capital assets, offset by proceeds from sales of assets.  During 2013, the Company utilized $116.6 million in investing activities.  Plant and equipment purchases in 2014, 2013 and 2012 totaled $68.2 million, $117.0 million and $89.1 million, respectively. Capital expenditures in 2014 supported projects across all segments, including wireless network capacity and coverage enhancements, cable plant expansion and upgrades, and wireline fiber builds. Expenditures in 2013 and 2012 primarily supported the upgrade of PCS base stations in conjunction with the Network Vision project, as well as expansion of capacity on other PCS base stations and other related spending.  Cable system upgrades to acquired systems were completed in 2013. The Company received $3.8 million in cash proceeds from sales of service contracts and assets in our discontinued Converged Services unit during 2012.

Financing activities utilized $16.8 million in 2014, as the Company paid cash dividends totaling $10.8 million and made $5.8 million of principal payments on long-term debt. The increase in dividends paid in the current year over 2013 was due to an increase in the per share dividend rate from $0.36 to $0.47.  Financing activities utilized $10.5 million in 2013, principally due to $8.2 million in dividends paid to shareholders and $2.0 million in principal repayments under our loan agreements.  Financing activities provided $42.2 million in 2012, as the Company refinanced its credit agreement and expanded the term loan to support the expected spending associated with the Network Vision project.

Indebtedness.  As of December 31, 2014, the Company’s indebtedness totaled $224.3 million, with an annualized effective interest rate of approximately 3.40% after considering the impact of the interest rate swap contract.  The balance consists of the Term Loan Facility at a variable rate (2.67% as of December 31, 2014) that resets monthly based on one month LIBOR plus a base rate of 2.50% currently.  The Term Loan Facility requires quarterly principal repayments of $5.75 million, which began on December 31, 2014 and will continue until the remaining expected balance of approximately $120.75 million is due at maturity on September 30, 2019.

The Company’s credit agreement includes a Revolver Facility that provides for $50 million in availability for future capital expenditures and general corporate needs.  In addition, the credit agreement permits the Company to enter into one or more Incremental Term Loan Facilities in the aggregate principal amount not to exceed $100 million subject to compliance with certain covenants.  At December 31, 2014, no draw had been made under the Revolver Facility and the Company had not entered into any Incremental Term Loan Facility.  When and if a draw is made, the maturity date and interest rate options would be substantially identical to the Term Loan Facility, though the margin on principal drawn on the revolver is 0.25% less than the corresponding margin on term loans.  If the interest rate on an Incremental Term Loan Facility is more than 0.25% greater than the rate on the existing outstanding balances, the interest rate on the existing debt would reset at the same rate as the Incremental Term Loan Facility.  Repayment provisions would be agreed to at the time of each draw under the Incremental Term Loan Facility.

The Company is subject to certain financial covenants measured on a trailing twelve month basis each calendar quarter unless otherwise specified.  These covenants include:

•	a limitation on the Company’s total leverage ratio, defined as indebtedness divided by earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than or equal to 2.50 to 1.00 through March 31, 2015, and 2.00 to 1.00 thereafter;
•	a minimum debt service coverage ratio, defined as EBITDA divided by the sum of all scheduled principal payments on the Term Loans and regularly scheduled principal payments on other indebtedness plus cash interest expense, greater than 2.50 to 1.00 at all times;
•	a minimum equity to assets ratio, defined as consolidated total assets minus consolidated total liabilities, divided by consolidated total assets, of at least 0.325 to 1.00 through December 31, 2014, and at least 0.35 to 1.00 thereafter, measured at each fiscal quarter end.

As of December 31, 2014, the Company was in compliance with the financial covenants in its credit agreements, and ratios at December 31, 2014 were as follows:

	Actual	Covenant Requirement
Total Leverage Ratio	1.67	2.50 or Lower
Debt Service Coverage Ratio	8.57	2.50 or Higher
Equity to Assets Ratio	41.7%	32.5% or Higher

Contractual Commitments.  The Company is obligated to make future payments under various contracts it has entered into, primarily amounts pursuant to its long-term debt facility, and non-cancelable operating lease agreements for retail space, tower space and cell sites.  Expected future minimum contractual cash obligations for the next five years and in the aggregate at December 31, 2014, are as follows:

Payments due by periods

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt principal (1)	$224,250	$23,000	$46,000	$155,250	$-
Interest on long–term debt (1)	22,636	5,755	9,668	7,213	-
“Pay fixed” obligations (2)	7,277	1,850	3,108	2,319	-
Operating leases (3)	143,092	13,704	27,355	26,666	75,367
Purchase obligations (4)	11,537	7,372	4,165	-	-
Total obligations	$408,992	$51,681	$90,296	$191,648	$75,367

1)	Includes principal payments and estimated interest payments on the Term Loan Facility based upon outstanding balances and rates in effect at December 31, 2014.
2)	Represents the maximum interest payments we are obligated to make under our derivative agreement. Assumes no receipts from the counterparty to our derivative agreement.
3)	Amounts include payments over reasonably assured renewals. See Note 13 to the consolidated financial statements appearing elsewhere in this report for additional information.
4)	Represents open purchase orders at December 31, 2014.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments.  The Company spent $68.2 million on capital projects in 2014, down from $117.0 million spent in 2013 and $89.1 million spent in 2012.  Capital expenditures in 2014 supported projects across all segments, including wireless network capacity and coverage enhancements, cable plant expansion and upgrades, and wireline fiber builds. The Company incurred significant capital spending in 2013 and 2012 to upgrade its PCS network as part of Sprint’s Network Vision upgrade project.

Capital expenditures budgeted for 2015 total $74.8 million. The 2015 budget includes $24.3 million on the Wireless segment for network capacity and coverage enhancements and new retail stores; $21.8 million for Cable segment extension and upgrade of outside plant and investment in customer premise equipment; $20.9 million on the Wireline segment budget for on-going spending to expand and upgrade our fiber networks; and $7.8 million for IT and other back office projects in the Other segment.

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

The Company’s cash flows from operations could be adversely affected by events outside the Company’s control, including, without limitation, changes in overall economic conditions, regulatory requirements, changes in technologies, availability of labor resources and capital, changes in the Company’s relationship with Sprint, and other conditions.  The Wireless segment's operations are dependent upon Sprint’s ability to execute certain functions such as billing, customer care, and collections; the subsidiary’s ability to develop and implement successful marketing programs, and the subsidiary’s ability to effectively and economically manage other operating activities under the Company's agreements with Sprint.   The Company's ability to continue to attract and maintain a sufficient customer base is also critical to the Company’s ability to maintain a positive cash flow from operations.  The foregoing events individually or collectively could affect the Company’s results.

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

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of December 31, 2014, the Company had $224.3 million of variable rate debt outstanding, bearing interest at a rate of 2.67% as determined on a monthly basis. An increase in market interest rates of 1.00% would add approximately $2.2 million to annual interest expense, excluding the effect of the interest rate swap.  In 2012, the Company entered into a swap agreement that covers notional principal equal to approximately 76% of the outstanding variable rate debt through maturity in 2019, requiring the Company to pay a fixed rate of 1.13% and receive a variable rate based on one month LIBOR (0.17% as of December 31, 2014), to manage a portion of its interest rate risk. Changes in the net interest paid or received under the 2012 swap would offset approximately 76% of the change in interest expense on the variable rate debt outstanding. The 2012 swap currently adds approximately $1.3 million to annual interest expense, based on the spread between the fixed rate and the variable rate currently in effect on our debt.

The second component of interest rate risk consists of temporary excess cash, which can be invested in various short-term investment vehicles such as overnight repurchase agreements and Treasury bills with a maturity of less than 90 days. As of December 31, 2014, the cash is invested in a combination of a commercial checking account that has limited interest rate risk, and three money market mutual funds that contain a total investment of $40 million.  Management continually evaluates the most beneficial use of these funds.

The third component of interest rate risk is marked increases in interest rates that may adversely affect the rate at which the Company may borrow funds for growth in the future.  If the Company should borrow additional funds under any Incremental Term Loan Facility to fund its capital investment needs, repayment provisions would be agreed to at the time of each draw under the Incremental Term Loan Facility.  If the interest rate margin on any draw exceeds by more than 0.25% the applicable interest rate margin on the Term Loan Facility, the applicable interest rate margin on the Term Loan Facility shall be increased to equal the interest rate margin on the Incremental Term Loan Facility.  If interest rates increase generally, or if the rate applied under the Company’s Incremental Term Loan Facility causes the Company’s outstanding debt to be repriced, the Company’s future interest costs could increase.

Management views market risk as having a potentially significant impact on the Company's results of operations, as future results could be adversely affected if interest rates were to increase significantly for an extended period, or if the Company’s need for additional external financing resulted in increases to the interest rates applied to all of its new and existing debt.  As of December 31, 2014 the Company has $54.0 million of variable rate debt with no interest rate protection.  The Company’s investments in publicly traded stock and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Executive Supplemental Retirement Plan.  General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

As of December 31, 2014, the Company had $7.4 million of cost and equity method investments.  Approximately $2.4 million is invested in privately held companies through investments with portfolio managers.  Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-2 through F-30.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2014. Based on this, our chief executive officer and chief financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our chief executive officer and our chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s evaluation under the COSO framework of our internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

KPMG LLP, an independent registered public accounting firm, which audited the Company’s consolidated financial statements included in this Annual Report, has issued a report on the effectiveness of the Company’s internal control over financial reporting, which is included in Item 8 of this Annual Report.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers” in Part 1, Item 1 of this report for information about our executive officers, which is incorporated by reference in this Item 10.  Other information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement for its 2015 Annual Meeting of Shareholders, referred to as the “2015 proxy statement,” which we will file with the SEC on or before 120 days after our 2014 fiscal year end, and which appears in the 2015 proxy statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”.

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

Information required by this Item 11 is incorporated herein by reference to the 2015 proxy statement, including the information in the 2015 proxy statement appearing under the captions “Election of Directors-Director Compensation” and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference to the 2015 proxy statement appearing under the caption “Security Ownership.”

The Company awards stock options to its employees meeting certain eligibility requirements under plans approved by its shareholders in 2005 and 2014, referred to as the “2005 stock option plan” and “2014 stock option plan”, respectively.  Outstanding options and the number of shares available for future issuance as of December 31, 2014 were as follows:

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

2005 stock option plan	498,676	$16.11	-

2014 stock option plan	-	-	1,483,195

Effective April 2014, the 2014 stock option plan was approved by shareholders with 1.5 million shares authorized. As a result of the adoption of the 2014 stock option plan, additional grants will not be made under the 2005 stock option plan, although outstanding grants may continue to vest, be distributed or exercised.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the 2015 proxy statement, including the information in the 2015 proxy statement appearing under the caption “Executive Compensation-Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the 2015 proxy statement, including the information in the 2015 proxy statement appearing under the caption “Shareholder Ratification of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-33 of this report and are incorporated by reference in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2014

Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2014

Consolidated Statements of Cash Flows for the three years ended December 31, 2014

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

Exhibits Index

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Shenandoah Telecommunications Company filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2007.

3.2	Amended and Restated Bylaws of Shenandoah Telecommunications Company, effective September 17, 2012, filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated September 18, 2012.

4.1	Rights Agreement, dated as of February 8, 2008 between the Company and American Stock Transfer & Trust Company filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated January 25, 2008.

4.2	Specimen representing the Common Stock, no par value, of Shenandoah Telecommunications Company, filed as Exhibit 4.3 to the Company’s Report on Form 10-K for the year ended December 31, 2007.

10.1	Shenandoah Telecommunications Company Dividend Reinvestment Plan filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3D (No. 333-74297).

10.2	Settlement Agreement and Mutual Release dated as of January 30, 2004 by and among Sprint Spectrum L.P., Sprint Communications Company L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P. and Shenandoah Personal Communications Company and Shenandoah Telecommunications Company, dated January 30, 2004; filed as Exhibit 10.3 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.3	Sprint PCS Management Agreement dated as of November 5, 1999 by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.4 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.4	Sprint PCS Services Agreement dated as of November 5, 1999 by and between Sprint Spectrum L.P. and Shenandoah Personal Communications Company filed as Exhibit 10.5 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.5	Sprint Trademark and Service Mark License Agreement dated as of November 5, 1999 by and between Sprint Communications Company, L.P. and Shenandoah Personal Communications Company filed as Exhibit 10.6 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.6	Sprint Spectrum Trademark and Service Mark License Agreement dated as of November 5, 1999 by and between Sprint Spectrum L.P. and Shenandoah Personal Communications Company filed as Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.7	Addendum I to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.8 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.8	Asset Purchase Agreement dated November 5, 1999 by and among Sprint Spectrum L.P., Sprint Spectrum Equipment Company, L. P., Sprint Spectrum Realty Company, L.P., and Shenandoah Personal Communications Company, serving as Exhibit A to Addendum I to the Sprint PCS Management Agreement and as Exhibit 2.6 to the Sprint PCS Management Agreement filed as Exhibit 10.9 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.9	Addendum II dated August 31, 2000 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.10 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.10	Addendum III dated September 26, 2001 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.11 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.11	Addendum IV dated May 22, 2003 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.12 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.12	Addendum V dated January 30, 2004 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.13 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.13	Supplemental Executive Retirement Plan as amended and restated, filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K dated March 23, 2007.

10.14	Addendum VI dated May 24, 2004 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.15 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2004.

10.15	Description of the Shenandoah Telecommunications Company Incentive Plan filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K dated January 21, 2005.

10.16	Description of Compensation of Non-Employee Directors. Filed as Exhibit 10.26 to the Company’s Current Report on Form 8-K dated May 4, 2005.

10.17	Description of Management Compensatory Plans and Arrangements. Filed as Exhibit 10.27 to the Company’s current report on Form 8-K dated April 20, 2005.

10.18	2005 Stock Incentive Plan filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-127342).

10.19	Form of Incentive Stock Option Agreement under the 2005 Stock Incentive Plan filed as Exhibit 10.29 to the Company’s Report on Form 10-K for the year ended December 31, 2005.

10.20	Addendum VII dated March 13, 2007 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., Wireless Co., L.P., APC PCS, LLC, Phillieco, L.P., and Shenandoah Personal Communications Company, filed as Exhibit 10.31 to the Company’s Report on Form 10-K for the year ended December 31, 2006.

10.21	Settlement Agreement and Mutual Release dated March 13, 2007 by and among Sprint Corporation, Sprint Spectrum L.P., Wireless Co., L.P., Sprint Communications Company L.P., APC PCS, LLC, Phillieco, L.P., and Shenandoah Personal Communications Company and Shenandoah Telecommunications, filed as Exhibit 10.32 to the Company’s Report on Form 10-K for the year ended December 31, 2006.

10.22	Form of Performance Share Award to Executives filed as Exhibit 10.33 to the Company’s Current Report on Form 8-K dated September 20, 2007.

10.23	Addendum VIII to the Sprint Management Agreement dated November 19, 2007, filed as Exhibit 10.36 to the Company’s Current Report on Form 8-K dated November 20, 2007.

10.24	Asset Purchase Agreement dated August 6, 2008, between Rapid Communications, LLC, Rapid Acquisition Company, LLC, and Shentel Cable Company, filed as Exhibit 10.37 to the Company’s Report on Form 10-Q for the period ended June 30, 2008.

10.25	Amendment Number 1 to the Asset Purchase Agreement dated August 6, 2008, between Rapid Communications, LLC, Rapid Acquisition Company, LLC, and Shentel Cable Company, filed as Exhibit 10.40 to the Company’s Current Report on Form 8-K dated November 7, 2008.

10.26	Addendum IX to the Sprint Management Agreement dated as of April 14, 2009, and filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K dated March 8, 2010.

10.27	Asset Purchase Agreement dated as of April 16, 2010, between JetBroadband VA, LLC, Helicon Cable Communications, LLC, JetBroadband WV, LLC, JetBroadband Holdings, LLC, Helicon Cable Holdings, LLC, Shentel Cable Company and Shenandoah Telecommunications Company, filed as Exhibit 10.43 to the Company’s Current Report on Form 8-K, dated April 16, 2010.

10.28	Addendum X dated March 15, 2010 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.44 to the Company’s Current Report on Form 10-Q, dated May 7, 2010.

10.29	Addendum XI dated July 7, 2010 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.45 to the Company’s Current Report on Form 8-K dated July 8, 2010.

10.30	Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.46 to the Company’s Current Report on Form 8-K dated July 30, 2010.

10.31	Second Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.47 to the Company’s Current Report on Form 8-K dated April 29, 2011.

10.32	Third Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q dated August 8, 2011.

10.33	Letter Agreement modifying section 10.2.7.2 of Addendum X dated March 15, 2010 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q dated August 8, 2011.

10.34	Fourth Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q dated August 8, 2011.

10.35	Addendum XII dated February 1, 2012 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.51 to the Company’s Current Report on Form 8-K dated February 2, 2012.

10.36	Fifth Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.52 to the Company’s Current Report on Form 8-K dated February 2, 2012.

10.37	Addendum XIII dated September 14, 2012 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications, LLC, filed as Exhibit 10.53 to the Company’s Current Report on Form 8-K dated September 17, 2012.

10.38	Consent and Agreement dated September 14, 2012 related to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications, LLC, filed as Exhibit 10.54 to the Company’s Current Report on Form 8-K dated September 17, 2012.

10.39	Amended and Restated Credit Agreement dated as of September 14, 2012, among Shenandoah Telecommunications Company, CoBank, ACB, and other Lenders, filed as Exhibit 10.55 to the Company’s Current Report on Form 8-K dated September 17, 2012.

10.40	Addendum XIV dated as of November 19, 2012, to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications, LLC, filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K dated March 5, 2013.

10.41	Addendum XV dated as of March 11, 2013, to Sprint PCS Management Agreement by and among Sprint Spectrum, L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal communications, LLC, filed as Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q dated May 3, 2013.

10.42	First Amendment dated January 30, 2014, to the Amended and Restated Credit Agreement among Shenandoah Telecommunications Company, CoBank, ACB, and other Lenders, filed as Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q dated May 2, 2014.

10.43	Joinder Agreement dated January 30, 2014, to the Amended and Restated Credit Agreement among Shenandoah Telecommunications Company, CoBank, ACB, and other Lenders, filed as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q dated May 2, 2014.

10.44	Addendum XVI dated as of December 9, 2013 to Sprint PCS Management Agreement by and among Sprint Spectrum, L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications, LLC, filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q dated May 2, 2014.

10.45	Addendum XVII dated as of April 11, 2014, to Sprint PCS Management Agreement by and among Sprint Spectrum, L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications, LLC, filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q dated May 2, 2014.

10.46	2014 Equity Plan filed as Appendix A to the Company’s Definitive Proxy Statement filed on March 13, 2014 (No. 333-196990).

*21	List of Subsidiaries.

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of President and Chief Executive Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*31.2	Certification of Vice President and Chief Financial Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY

February 27, 2015	/S/ CHRISTOPHER E. FRENCH
Christopher E. French, President
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/CHRISTOPHER E. FRENCH	President & Chief Executive Officer,
February 27, 2015	Director (Principal Executive Officer)
Christopher E. French

/s/ADELE M. SKOLITS	Vice President – Finance and Chief Financial Officer
February 27, 2015	(Principal Financial Officer and
Adele M. Skolits	Principal Accounting Officer)

/s/DOUGLAS C. ARTHUR	Director
February 27, 2015
Douglas C. Arthur

/s/KEN L. BURCH	Director
February 27, 2015
Ken L. Burch

/s/TRACY FITZSIMMONS	Director
February 27, 2015
Tracy Fitzsimmons

/s/JOHN W. FLORA	Director
February 27, 2015
John W. Flora

/s/ RICHARD L. KOONTZ, JR.	Director
February 27, 2015
Richard L. Koontz, Jr.

/s/DALE S. LAM	Director
February 27, 2015
Dale S. Lam

/s/ JONELLE ST. JOHN	Director
February 27, 2015
Jonelle St. John

/s/JAMES E. ZERKEL II	Director
February 27, 2015
James E. Zerkel II

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

 Index to the Consolidated 2014 Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F-2 and F-3

Consolidated Financial Statements for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Balance Sheets	F-4 and F-5
Consolidated Statements of Income and Comprehensive Income	F-6
Consolidated Statements of Shareholders’ Equity	F-7 and F-8
Consolidated Statements of Cash Flows	F-9 and F-10
Notes to Consolidated Financial Statements	F-11 through F-30

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Shenandoah Telecommunications Company:

We have audited Shenandoah Telecommunications Company’s (the Company’s) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

Richmond, Virginia
February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Shenandoah Telecommunications Company:

We have audited the accompanying consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shenandoah Telecommunications Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control–Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP
Richmond, Virginia
February 27, 2015

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
in thousands

ASSETS	2014	2013

Current Assets
Cash and cash equivalents	$68,917	$38,316
Accounts receivable, net	30,371	25,824
Income taxes receivable	14,752	16,576
Materials and supplies	8,794	10,715
Prepaid expenses and other	4,279	5,580
Deferred income taxes	1,211	963
Total current assets	128,324	97,974

Investments, including $2,661 and $2,528 carried at fair value	10,089	9,332

Property, plant and equipment, net	405,907	408,963

Other Assets
Intangible assets, net	68,260	70,816
Deferred charges and other assets, net	6,662	9,921
Other assets, net	74,922	80,737
Total assets	$619,242	$597,006

See accompanying notes to consolidated financial statements.

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
in thousands

LIABILITIES AND SHAREHOLDERS’ EQUITY	2014	2013

Current Liabilities
Current maturities of long-term debt	$23,000	$5,750
Accounts payable	11,151	12,604
Advanced billings and customer deposits	12,375	11,661
Accrued compensation	5,466	4,192
Accrued liabilities and other	7,162	9,787
Total current liabilities	59,154	43,994

Long-term debt, less current maturities	201,250	224,250

Other Long-Term Liabilities
Deferred income taxes	76,777	74,547
Deferred lease payable	7,180	6,156
Asset retirement obligations	6,928	6,485
Other liabilities	9,607	7,259
Total other liabilities	100,492	94,447

Commitments and Contingencies

Shareholders’ Equity
Common stock, no par value, authorized 48,000 shares; issued and outstanding 24,132 shares in 2014 and 24,040 shares in 2013	29,712	26,759
Accumulated other comprehensive income	1,122	2,594
Retained earnings	227,512	204,962
Total shareholders’ equity	258,346	234,315

Total liabilities and shareholders’ equity	$619,242	$597,006

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31, 2014, 2013 and 2012
in thousands, except per share amounts

	2014	2013	2012

Operating revenues	$326,946	$308,942	$288,075

Operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	129,743	125,140	117,407
Impairment charge on goodwill	-	-	10,952
Selling, general and administrative, exclusive of depreciation and amortization shown below	69,370	67,673	60,646
Depreciation and amortization	65,890	60,722	64,412
Total operating expenses	265,003	253,535	253,417
Operating income	61,943	55,407	34,658

Other income (expense)
Interest expense	(8,148)	(8,468)	(7,850)
Gain on investments, net	208	756	858
Non-operating income, net	2,031	1,769	945
Income from continuing operations before income taxes	56,034	49,464	28,611
Income tax expense	22,151	19,878	12,008
Net income from continuing operations	33,883	29,586	16,603

Loss from discontinued operations of Converged Services, net of tax benefits of $0, $0 and $196, respectively	-	-	(300)
Net income	$33,883	$29,586	$16,303
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate hedge, net of tax	(1,472)	3,457	(863)
Comprehensive income	$32,411	$33,043	$15,440

Net income per share, basic:
Net income from continuing operations	$1.41	$1.23	$0.69
Loss from discontinued operations, net of income taxes	-	-	(0.01)
Net income	$1.41	$1.23	$0.68

Net income per share, diluted:
Net income from continuing operations	$1.39	$1.23	$0.69
Loss from discontinued operations, net of income taxes	-	-	(0.01)
Net income	$1.39	$1.23	$0.68

Weighted average shares outstanding, basic	24,099	24,001	23,877
Weighted average shares outstanding, diluted	24,360	24,115	24,019

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2014, 2013 and 2012
in thousands, except per share amounts

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2011	23,838	$22,043	$175,616	$-	$197,659

Net income	-	-	16,303	-	16,303
Other comprehensive loss, net of tax	-	-	-	(863)	(863)
Dividends declared ($0.33 per share)	-	-	(7,896)	-	(7,896)
Dividends reinvested in common stock	37	493	-	-	493
Stock based compensation	-	1,842	-	-	1,842
Common stock issued through exercise of
incentive stock options	55	404	-	-	404
Common stock issued for share awards	45	-	-	-	-
Common stock issued	1	10	-	-	10
Common stock repurchased	(13)	(143)	-	-	(143)
Net excess tax benefit from stock options exercised	-	39	-	-	39
Balance, December 31, 2012	23,962	24,688	184,023	(863)	207,848

Net income	-	-	29,586	-	29,586
Other comprehensive income, net of tax	-	-	-	3,457	3,457
Dividends declared ($0.36 per share)	-	-	(8,647)	-	(8,647)
Dividends reinvested in common stock	20	475	-	-	475
Stock based compensation	-	1,938	-	-	1,938
Common stock issued through exercise of incentive stock options	66	1,186	-	-	1,186
Common stock issued for share awards	68	-	-	-	-
Common stock issued	1	10	-	-	10
Common stock repurchased	(77)	(1,600)	-	-	(1,600)
Net excess tax benefit from stock options exercised	-	62	-	-	62
Balance, December 31, 2013	24,040	26,759	204,962	2,594	234,315

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2014, 2013 and 2012
in thousands, except per share amounts

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Net income	-	$-	$33,883	$-	$33,883
Other comprehensive loss, net of tax	-	-	-	(1,472)	(1,472)
Dividends declared ($0.47 per share)	-	-	(11,333)	-	(11,333)
Dividends reinvested in common stock	19	572	-	-	572
Stock based compensation	-	2,624	-	-	2,624
Common stock issued through exercise of incentive stock options	51	1,141	-	-	1,141
Common stock issued for share awards	81	-	-	-	-
Common stock issued	1	6	-	-	6
Common stock repurchased	(60)	(1,785)	-	-	(1,785)
Net excess tax benefit from stock options exercised	-	395	-	-	395
Balance, December 31, 2014	24,132	$29,712	$227,512	$1,122	$258,346

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, 2013 and 2012
in thousands

	2014	2013	2012

Cash Flows from Operating Activities
Net income	$33,883	$29,586	$16,303
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	-	-	10,952
Depreciation	63,324	56,583	57,961
Amortization	2,566	4,139	6,452
Provision for bad debt	1,678	2,019	2,870
Stock based compensation expense	2,624	1,938	1,842
Excess tax benefits on stock option exercises	(395)	(101)	(106)
Deferred income taxes	2,975	14,266	6,504
Net loss on disposal of equipment	1,975	753	426
Realized (gain) loss on disposal of investments	-	1	(66)
Unrealized (gains) losses on investments	51	(391)	(191)
Net gain from patronage and equity investments	(852)	(837)	(894)
Write-off of unamortized loan fees	-	-	780
Other	2,120	2,272	1,526
Changes in assets and liabilities, exclusive of acquired businesses:
(Increase) decrease in:
Accounts receivable	(6,225)	(2,594)	(8,246)
Materials and supplies	1,921	(927)	(2,321)
Income taxes receivable	1,824	(11,871)	7,790
Increase (decrease) in:
Accounts payable	5,040	(2,145)	(4,690)
Deferred lease payable	1,024	1,253	729
Other prepaids, deferrals and accruals	1,460	320	(647)
Net cash provided by operating activities	$114,993	$94,264	$96,974

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, 2013 and 2012
in thousands

	2014	2013	2012
Cash Flows From Investing Activities
Acquisition of property, plant and equipment	$(68,232)	$(117,028)	$(89,053)
Proceeds from sale of equipment	551	331	102
Proceeds from sales of assets	-	25	3,803
Purchase of investment securities	-	(12)	-
Cash distributions from investments	43	121	1,227

Net cash used in investing activities	$(67,638)	$(116,563)	$(83,921)

Cash Flows From Financing Activities
Principal payments on long-term debt	$(5,750)	$(1,977)	$(178,397)
Amounts borrowed under debt agreements	-	-	230,000
Cash paid for debt issuance costs	-	-	(2,418)
Dividends paid, net of dividends reinvested	(10,761)	(8,191)	(7,403)
Excess tax benefits on stock option exercises	395	101	106
Repurchases of stock	(1,785)	(1,600)	(143)
Proceeds from issuances of stock	1,147	1,196	414

Net cash provided by (used in) financing activities	$(16,754)	$(10,471)	$42,159

Net increase (decrease) in cash and cash equivalents	$30,601	$(32,770)	$55,212

Cash and cash equivalents:
Beginning	38,316	71,086	15,874
Ending	$68,917	$38,316	$71,086

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest, net of capitalized interest of $373 in 2014, $396 in 2013, and $486 in 2012	$7,548	$8,077	$6,598
Income taxes paid (refunded), net	$17,233	$17,483	$(2,482)

During 2014, 2013 and 2012, the Company traded in certain PCS equipment and received credits of $863, $14,533 and $20,307, respectively, against the purchase price of new equipment.  Accounts payable at December 31, 2013 and 2012 included $6,492 and $24,675 associated with PCS Network Vision capital expenditures.

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

Cash and cash equivalents:  The Company considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents included $40.0 million and $20.0 million invested in institutional cash management funds at December 31, 2014 and 2013, respectively. The Company places its temporary cash investments with high credit quality financial institutions.  Generally, these investments are in excess of FDIC or SIPC insurance limits.

Accounts receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience and industry and local economic data.  The Company reviews its allowance for doubtful accounts monthly.  Past due balances meeting specific criteria are reviewed individually for collectability.  All other balances are reviewed on a pooled basis.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Accounts receivable are concentrated among customers within the Company's geographic service area and large telecommunications companies.  Changes in the allowance for doubtful accounts for trade accounts receivable for the years ended December 31, 2014, 2013 and 2012 are summarized below (in thousands):

	2014	2013	2012

Balance at beginning of year	$924	$1,113	$838
Bad debt expense	1,678	2,019	2,870
Losses charged to allowance	(2,218)	(2,390)	(2,854)
Recoveries added to allowance	378	182	259
Balance at end of year	$762	$924	$1,113

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

Investments Carried at Cost:  Investments in common stock in which the Company does not have a significant ownership (less than 20%) and for which there is no ready market, are carried at cost. This category includes required investments to obtain services, primarily CoBank.  Information regarding investments carried at cost is reviewed for evidence of impairment in value.  Impairments are charged to earnings and a new cost basis for the investment is established.

Equity Method Investments:  Investments in partnerships and in unconsolidated corporations where the Company's ownership is 20% or more, but less than 50%, or where the Company otherwise has the ability to exercise significant influence, are reported under the equity method.  Under this method, the Company's equity in earnings or losses of investees is reflected in earnings.  Distributions received reduce the carrying value of these investments.  The Company recognizes a loss when there is a decline in value of the investment which is other than a temporary decline. Investments include one investment partnership and several smaller investments in pooled projects.

Materials and supplies:  New and reusable materials are carried in inventory at the lower of average cost or market value.  Inventory held for sale, such as handsets and accessories, are carried at the lower of average cost or market value.  Non-reusable material is carried at estimated salvage value.

Property, plant and equipment:  Property, plant and equipment is stated at cost.  The Company capitalizes all costs associated with the purchase, deployment and installation of property, plant and equipment, including interest costs on major capital projects during the period of their construction.  Expenditures, including those on leased assets, which extend the useful life or increase its utility, are capitalized.  Maintenance expense is recognized when repairs are performed.  Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Depreciation and amortization is not included in the income statement line items “Cost of goods and services” or “Selling, general and administrative.”  Depreciable lives are assigned to assets based on their estimated useful lives.  Leasehold improvements are depreciated over the lesser of their useful lives or respective lease terms. The Company takes technology changes into consideration as it assigns the estimated useful lives, and monitors the remaining useful lives of asset groups to reasonably match the remaining economic life with the useful life and makes adjustments when necessary.

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

Fair value: Financial instruments presented on the consolidated balance sheets that approximate fair value include:  cash and cash equivalents, receivables, investments carried at fair value, payables, accrued liabilities, interest rate swaps and variable-rate long-term debt.

The Company measures its interest rate swaps at fair value based on information provided by the counterparty and verified through calculation using a third party system, and recognizes it on the Company’s consolidated balance sheet.  Changes in the fair value of the swap acquired in 2012 are recognized in other comprehensive income, as this swap was designated as a cash flow hedge for accounting purposes. Changes in the fair value of the swap acquired in 2010 were recognized in interest expense, as the Company did not designate this swap agreement as a cash flow hedge for accounting purposes. The Company entered into these swaps to manage a portion of its exposure to interest rate movements by converting a portion of its long-term debt from variable to fixed rates.

Asset retirement obligations: The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from acquisition, construction, development and/or normal use of the assets.  The Company also records a corresponding asset, which is depreciated over the life of the tangible long-lived asset.  Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.  The Company records the retirement obligation on towers owned and cell site improvements where there is a legal obligation to remove the tower or cell site improvements and restore the site to its original condition. The terms associated with its operating leases, and applicable zoning ordinances of certain jurisdictions, define the Company’s obligations which are estimated and vary based on the size of the towers.  The Company’s cost to remove the tower or cell site improvements is amortized over the life of the tower or cell site assets.  Changes in the liability for asset removal obligations for the years ended December 31, 2014, 2013 and 2012 are summarized below (in thousands):

	2014	2013	2012

Balance at beginning of year	$6,485	$5,896	$7,610
Additional liabilities accrued	403	1,189	1,148
Changes to prior estimates	-	-	(2,265)
Payments made	(334)	(909)	(846)
Accretion expense	374	309	249
Balance at end of year	$6,928	$6,485	$5,896

Cost in excess of net assets of businesses acquired (goodwill) and intangible assets:  In connection with the acquisition of a business, a portion of the purchase price may be allocated to identifiable intangible assets with indefinite lives, such as franchise rights, and goodwill, which is the excess of the total purchase price over the fair values of the net tangible and identifiable intangible assets.  Goodwill and intangible assets with indefinite lives are assessed annually, at November 30, for impairment and in interim periods if certain events occur indicating that the carrying value may be impaired. In the fourth quarter of 2012, the Company determined that goodwill in the Cable segment had become impaired, and an impairment charge of $11.0 million was recognized.  The Company determined that no impairment of Cable segment franchise rights was required for the years ended December 31, 2014, 2013 and 2012 .  The fair value of cable franchise rights, which is determined by a “greenfield” analysis (Level 3 fair value), was determined to exceed its $64.1 million carrying value by approximately $5.3 million at December 31, 2014, down from $6.1 million of excess fair value at December 31, 2013.

Intangible assets consist of the following at December 31, 2014 and 2013 (in thousands):

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Intangible assets subject to amortization:
Business contracts	$1,898	$(495)	$1,403	$2,069	$(479)	$1,590
Cable franchise rights	122	(122)	-	122	(122)	-
Acquired subscriber base	32,315	(29,556)	2,759	32,325	(27,197)	5,128
	$34,335	$(30,173)	$4,162	$34,516	$(27,798)	$6,718

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizing intangible assets:
Cable franchise rights	$64,059	$-	$64,059	$64,059	$-	$64,059
Railroad crossing rights	39	-	39	39	-	39
	$64,098	$-	$64,098	$64,098	$-	$64,098
Total intangibles	$98,433	$(30,173)	$68,260	$98,614	$(27,798)	$70,816

For the years ended December 31, 2014, 2013 and 2012, amortization expense related to intangible assets was approximately $2.6 million, $4.1 million and $6.5 million, respectively. During 2012, the Company determined that, beginning in early 2013, it would not continue to provide service under two franchises acquired in 2010, and the Company reclassified and began amortizing the franchise rights associated with these markets over the expected remaining period during which services would be provided.

Aggregate amortization expense for intangible assets for the periods shown is expected to be as follows:

Year Ending December 31,	Amount
(in thousands)
2015	$1,411
2016	943
2017	514
2018	196
2019	112

Retirement plans:  The Company maintains a Supplemental Executive Retirement Plan (“SERP”) for selected employees.  This is an unfunded defined contribution plan.  The Company created and funded a rabbi trust to hold assets equal to the liabilities under this plan.  Participant balances and earnings on them continue to be maintained for this plan, but no new participants or contributions have been added to the plan since 2010.

The Company maintains a defined contribution 401(k) plan under which substantially all employees may defer a portion of their earnings on a pretax basis, up to the allowable federal maximum.  The Company may make matching and discretionary contributions to this plan.

Neither the rabbi trust nor the defined contribution 401(k) plan directly holds Company stock in the plan’s portfolio.

Income taxes:  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company evaluates the recoverability of tax assets generated on a state-by-state basis from net operating losses apportioned to that state.  Management uses a more likely than not threshold to make that determination and has concluded that at December 31, 2014 and 2013, a valuation allowance against certain state deferred tax assets is necessary, as discussed in Note 6.

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

Under the Sprint Management Agreement, postpaid wireless service revenues are reported net of an 8% Management Fee and, since August 2013, a 14% Net Service Fee (increased from 12%), retained by Sprint. Prepaid wireless service revenues are reported net of a 6% Management Fee retained by Sprint.

Earnings per share:  Basic net income per share was computed on the weighted average number of shares outstanding.  Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options.  Of 697 thousand, 748 thousand, and 661 thousand shares and options outstanding at December 31, 2014, 2013 and 2012, respectively, 11 thousand, 129 thousand and 343 thousand were anti-dilutive, respectively.  These options have been excluded from the computation of diluted earnings per share shown below.  There were no adjustments to net income in the computation of diluted earnings per share for any of the years presented.

The following tables show the computation of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012

Basic income per share	(in thousands, except per share amounts)
Net income	$33,883	$29,586	$16,303
Weighted average shares outstanding	24,099	24,001	23,877
Basic income per share	$1.41	$1.23	$0.68

Effect of stock options outstanding:
Weighted average shares outstanding	24,099	24,001	23,877
Assumed exercise, at the strike price at the beginning of year	705	485	343
Assumed repurchase of shares under treasury stock method	(444)	(371)	(201)
Diluted weighted average shares	24,360	24,115	24,019
Diluted income per share	$1.39	$1.23	$0.68

Recently Issued Accounting Standards:

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

Note 2.  Discontinued Operations

The Company announced its intention to sell its Converged Services operation in 2008. The operating results from the sale have been presented as discontinued operations. Following a series of sales of properties during 2011 and 2012, the Company completed the disposition of all remaining properties during 2013.

During 2012, discontinued operations accounted for $1.1 million in operating revenue, and losses before income taxes of $496 thousand.

Note 3.  Investments

The Company has three classifications of investments: investments carried at fair value, investments carried at cost, and equity method investments.  See Note 1 for definitions of each classification of investment.

At December 31, 2014 and 2013, investments carried at fair value consisted of:

	2014	2013
	(in thousands)
Taxable bond funds	$10	$10
Domestic equity funds	2,553	2,419
International equity funds	98	99
	$2,661	$2,528

Investments carried at fair value were acquired under a rabbi trust arrangement related to the Company’s SERP.  The Company purchases investments in the trust to mirror the investment elections of participants in the SERP; gains and losses on the investments in the trust are reflected as increases or decreases in the liability owed to the participants.  The Company recorded unrealized losses of $51 thousand in 2014 and unrealized gains of $391 and $191 thousand during 2013 and 2012, respectively. There were no sales of investments during 2014. Sales of investments resulted in the recognition of $1 thousand of realized losses in 2013 and $66 thousand of realized gains in 2012.  Fair values for these investments are determined by quoted market prices (“level 1 fair values”) for the underlying mutual funds, which may be based upon net asset value.

At December 31, 2014 and 2013, other investments, comprised of equity securities which do not have readily determinable fair values, consist of the following:

	2014	2013
Cost method:	(in thousands)
CoBank	$3,749	$3,343
Other – Equity in other telecommunications partners	755	766
	4,504	4,109
Equity method:
Private equity partnerships	2,419	2,365
Other	505	330
	2,924	2,695
Total other investments	$7,428	$6,804

The Company’s investment in CoBank increased $406 thousand and $375 thousand in the years ended December 31, 2014 and 2013, respectively, due to the ongoing patronage earned from the outstanding investment and loan balances the Company has with CoBank.

In the year ended December 31, 2014, the Company received distributions from its investments totaling $43 thousand in cash.  Equity method investments had a net gain of $259 thousand in the year ended December 31, 2014. The Company’s ownership interests in equity method investees were unchanged during 2014.

Note 4.  Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2014 and 2013:

	Estimated Useful Lives	2014	2013
		(in thousands)
Land		$3,700	$3,415
Buildings and structures	10 – 40 years	103,341	96,700
Cable and wire	4 – 40 years	201,938	187,293
Equipment and software	2 – 16.7 years	366,342	346,072
Plant in service		$675,321	$633,480
Plant under construction		18,078	23,181
Total property, plant and equipment		693,399	656,661
Less accumulated amortization and depreciation		287,492	247,698
Property, plant and equipment, net		$405,907	$408,963

The Company traded in certain base station PCS equipment for 4G LTE base station equipment in 2014 and 2013, and received credits of $863 thousand and $14.5 million, respectively, against the fair value purchase price of the new equipment.  The Company adjusted depreciation on equipment to be traded in so that the net book value at trade-in approximated the credit to be received.

Note 5.  Long-Term Debt and Revolving Lines of Credit

Total debt consists of the following at December 31, 2014 and 2013:

		Interest Rate	2014	2013
			(in thousands)
CoBank Term Loan	Variable	2.67%	224,250	230,000
Current maturities			23,000	5,750
Total long-term debt			$201,250	$224,250

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

The Amended and Restated Credit Agreement provides for three facilities, a Term Loan Facility, a Revolver Facility, and an Incremental Term Loan Facility. The Term Loan Facility requires quarterly principal repayments of $5.75 million which began on December 31, 2014, with the remaining expected balance of approximately $120.75 million due at maturity on September 30, 2019.  The Term Loan Facility bears interest at 30-day LIBOR, currently 0.17%, plus a spread determined by the Company’s Total Leverage Ratio, currently 2.50%.  The Company may elect to use rates other than the 30-day LIBOR as the base, but does not currently expect to do so.

The Revolver Facility provides for $50 million in immediate availability for future capital expenditures and general corporate needs.  In addition, the Credit Agreement permits the Company to enter into one or more Incremental Term Loan Facilities, or to increase the Revolver Facility, in the aggregate principal amount not to exceed $100 million subject to compliance with certain covenants.  No draw has been made or is currently contemplated under either of these facilities.  When and if a draw is made, the maturity date and interest rate options would be substantially identical to the Term Loan Facility.  Repayment provisions would be agreed to at the time of each draw under the Incremental Term Loan Facility.

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

The Facilities are secured by a pledge by the Company of its stock in its subsidiaries, a guarantee by the Company’s subsidiaries other than Shenandoah Telephone Company, and a security interest in all of the assets of the guarantors.

The Company is subject to certain financial covenants to be measured on a trailing twelve month basis each calendar quarter unless otherwise specified.  These covenants include:

•	a limitation on the Company’s total leverage ratio, defined as indebtedness divided by earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than or equal to 2.50 to 1.00 from April 1, 2014 through March 31, 2015, and 2.00 to 1.00 thereafter;
•	a minimum debt service coverage ratio, defined as EBITDA divided by the sum of all scheduled principal payments on the Term Loans and regularly scheduled principal payments on other indebtedness plus cash interest expense, greater than 2.50 to 1.00 at all times;
•	a minimum equity to assets ratio, defined as consolidated total assets minus consolidated total liabilities, divided by consolidated total assets, of at least 0.325 to 1.00 through December 31, 2014, and at least 0.35 to 1.00 thereafter, measured at each fiscal quarter end;

As shown below, as of December 31, 2014, the Company was in compliance with the financial covenants in its credit agreements.

	Actual	Covenant Requirement
Total Leverage Ratio	1.67	2.50 or Lower
Debt Service Coverage Ratio	8.57	2.50 or Higher
Equity to Assets Ratio	41.7%	32.5% or Higher

The Amended and Restated Credit Agreement required the Company to obtain interest rate protection within 90 days of the amendment date for at least 33% of the aggregate principal balance of the Term Loan then outstanding, for not less than three years after such date.  In September 2012, the Company entered into a pay fixed, receive variable interest rate swap (the 2012 swap) agreement covering approximately 76% of the outstanding principal of the Term Loan balance through its maturity. The 2012 swap fixes the effective rate on this portion of the debt at 1.13% over our margin, currently 2.50%, for an effective fixed rate of 3.63% at December 31, 2014. The Company has applied hedge accounting to this swap agreement.  See Note 14 for additional information on hedging transactions.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2014 are as follows:

Year	Amount
(in thousands)
2015	$23,000
2016	23,000
2017	23,000
2018	23,000
2019	132,250
$224,250

The Company has no fixed rate debt instruments as of December 31, 2014.  The estimated fair value of the variable rate debt approximates its carrying value.  The fair value of the Company’s interest rate swap was an asset of $1.9 million and $4.3 million at December 31, 2014 and December 31, 2013, respectively.

The Company receives patronage credits from CoBank and certain of its affiliated Farm Credit institutions, which are not reflected in the stated rates shown above.  Patronage credits are a distribution of profits of CoBank as approved by its Board of Directors.  During the first quarters of 2014, 2013 and 2012, the Company received patronage credits on its outstanding CoBank debt balance. The Company accrued $1.6 million in non-operating income in the year ended December 31, 2014, in anticipation of the early 2015 distribution of the credits by CoBank.  Patronage credits have historically been paid in a mix of cash and shares of CoBank stock.  The 2014 payout mix was 75% cash and 25% shares.

Note 6.  Income Taxes

Total income taxes for the years ended December 31, 2014, 2013 and 2012 were allocated as follows:

	2014	2013	2012
	(in thousands)
Income tax expense on continuing operations	$22,151	$19,878	$12,008
Income tax benefit on discontinued operations	-	-	(196)
Shareholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(395)	(101)	(106)
Other comprehensive income for changes in cash flow hedge	(993)	2,315	(574)
	$20,763	$22,092	$11,132

The Company and its subsidiaries file income tax returns in several jurisdictions.  The provision for the federal and state income taxes attributable to income from continuing operations consists of the following components:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Current expense
Federal taxes	$16,592	$3,404	$3,741
State taxes	2,562	2,305	1,868
Total current provision	19,154	5,709	5,609
Deferred expense
Federal taxes	1,636	12,317	5,618
State taxes	1,361	1,852	781
Total deferred provision	2,997	14,169	6,399
Income tax expense on continuing operations	$22,151	$19,878	$12,008
Effective tax rate	39.5%	40.2%	42.0%

A reconciliation of income taxes determined by applying the federal and state tax rates to income from continuing operations is as follows for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Computed “expected” tax expense (35%)	$19,612	$17,312	$10,014
State income taxes, net of federal tax effect	2,550	2,702	1,722
Other, net	(11)	(136)	272
Income tax expense on continuing operations	$22,151	$19,878	$12,008

The effective rates vary among the years presented primarily due to state income taxes. Changes in the mix of income and/or losses among the Company’s subsidiaries, which file separate state returns for various states, result in variations in the effective tax rates

Net deferred tax assets and liabilities consist of the following at December 31, 2014 and 2013:

	2014	2013
	(in thousands)
Deferred tax assets:
Lease obligations	$2,733	$2,139
Deferred activation charges	108	107
Allowance for doubtful accounts	306	370
Inventory reserves	189	259
State net operating loss carry-forwards, net of federal tax	717	650
Accrued pension costs	1,086	1,018
Accrued compensation costs	1,550	1,140
Asset retirement obligations	2,790	2,601
Intangible assets	7,921	7,757
Goodwill	2,434	2,660
Deferred revenues	2,691	1,873
Total gross deferred tax assets	22,525	20,574
Less valuation allowance	(709)	(591)
Net deferred tax assets	21,816	19,983

Deferred tax liabilities:
Plant and equipment	$87,941	84,772
Franchise rights	7,686	5,942
Section 481a deferred revenues	246	493
Deferred financing costs	106	128
Prepaid insurance	116	241
Gain on investments, net	409	115
Other, net	878	1,876
Total gross deferred tax liabilities	97,382	93,567
Net deferred tax liabilities	$75,566	73,584

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it more likely than not that the state net operating loss carry-forwards from its Converged Services segment will not be realized.  The Company has a deferred tax asset of $717 thousand related to various state net operating losses, and carries this asset at $8 thousand, net of the valuation allowance of $709 thousand.

As of December 31, 2014 and 2013, the Company had no unrecognized tax benefits.  It is the Company’s policy to record interest and penalties related to unrecognized tax benefits in income before taxes.

The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2011 are no longer subject to examination.  The Company is not currently subject to state or federal income tax audits as of December 31, 2014.

Note 7.  Significant Contractual Relationship

In 1999, the Company executed a Management Agreement (the “Agreement”) with Sprint whereby the Company committed to construct and operate a PCS network using CDMA air interface technology.  Under the Agreement, the Company was the exclusive PCS Affiliate of Sprint providing wireless mobility communications network products and services on the 1900 MHz band in its territory which extends from Altoona, York and Harrisburg, Pennsylvania, and south along the Interstate 81 corridor through Western Maryland, the panhandle of West Virginia, to Harrisonburg, Virginia.  The Company is authorized to use the Sprint brand in its territory, and operate its network under Sprint’s radio spectrum licenses.  As an exclusive PCS Affiliate of Sprint, the Company has the exclusive right to build, own and maintain its portion of Sprint’s nationwide PCS network, in the aforementioned areas, to Sprint’s specifications.  The term of the Agreement was initially set for 20 years and was automatically renewable for three 10-year options, unless terminated by either party under provisions outlined in the Agreement.  Upon non-renewal by either party, the Company has either the right or the obligation to sell the business at 80% of “Entire Business Value” (“EBV”) as defined in the Agreement.  EBV is defined as i) the fair market value of a going concern paid by a willing buyer to a willing seller; ii) valued as if the business will continue to utilize existing brands and operate under existing agreements; and, iii) valued as if Manager (Shentel)  owns the spectrum.  Determination of EBV is made by an independent appraisal process.

The Agreement has been amended numerous times, most recently during 2014.  During 2010, the Company acquired the right to receive a share of revenues from approximately 50,000 Virgin Mobile customers in our service area and began selling Virgin Mobile and Boost prepaid products and services in its PCS network coverage area.  Prepaid revenues received from Sprint are reported after deducting a 6% management fee charged by Sprint but before calculated expenses passed through from Sprint.  The calculated expenses include handset subsidies to Sprint for the difference between the selling price of handsets and their cost, in the aggregate and as a net cost.  The agreement also provides that the company shares the revenues and cost of certain prepaid activities based on Sprint’s national averages for prepaid services, rather than being specifically determined by customers homed in our geographic service areas. In December 2012, Sprint paid the Company $11.8 million to reimburse the Company for handset subsidies and other costs per gross add that had been calculated incorrectly by Sprint from inception of the prepaid program through September 30, 2012.

During 2012, the Company amended its Agreement with Sprint in order to build a 4G LTE network in the Company’s service area.  The Company mirrors Sprint’s Network Vision architecture using Alcatel Lucent equipment.  At December 31, 2014, substantially all of the Company’s 537 base stations support 4G LTE service. In addition to adding 4G services to the Company’s network, the Company received access to additional 1900 and 800 MHz spectrum, extended the initial term of the contract five years from 2019 to 2024 and set the maximum contract length at 45 years. The agreement also increased the cap on the Net Service Fee related to postpaid revenues. Effective August 1, 2013, the Net Service Fee increased to its 14% maximum. There is also a management fee of 8% on postpaid revenues which has remained constant for the life of the contract.

During 2013, the Company amended its Agreement with Sprint in order to allow Sprint to recover the capital costs incurred in providing the Company hardware and software components of the network. These components control and direct LTE traffic between LTE devices in the Company’s service area and the internet, in order to assure interoperability of the Company’s network with Sprint’s PCS network. The Company pays a one-time fee of $9.23 per incremental LTE device activated in the Company’s service area. The Company incurred $1.1 million and $1.3 million of these fees during 2014 and 2013, respectively.

During 2014, the Company amended its Agreement with Sprint in order to allow the Company’s PCS stores to begin participating in Sprint’s handset financing programs, whereby Sprint enters into a financing agreement with the subscriber and the subscriber receives a handset from Sprint.  The equipment revenue from the subscriber, the handset expense and any related bad debt are Sprint’s responsibility and are not recorded by the Company.

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

Note 8.  Related Party Transactions

ValleyNet, an equity method investee of the Company, resells capacity on the Company’s fiber network under an operating lease agreement.  Facility lease revenue from ValleyNet was approximately $3.0 million, $3.0 million and $3.2 million in the years ended December 31, 2014, 2013 and 2012, respectively.  At both December 31, 2014 and 2013, the Company had accounts receivable from ValleyNet of approximately $0.2 million.  The Company's PCS operating subsidiary leases capacity through ValleyNet.  Payment for usage of these facilities was $2.3 million, $1.7 million and $0.8 million in the years ended December 31, 2014, 2013 and 2012, respectively.

Note 9.  Retirement Plans

The Company maintains a defined contribution 401(k) plan.  The Company's matching and employer discretionary contributions to the defined contribution 401(k) plan were approximately $2.5 million, $2.3 million and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

In order to provide some protection to the participants, the Company created a rabbi trust to hold assets sufficient to pay obligations under the SERP.  Assets within the trust were invested to mirror participant elections as to investment options (a mix of stock and bond mutual funds); investment income, gains and losses in the trust were used to determine investment returns on the participants’ balances in the SERP. At December 31, 2014 and 2013, the total liability due to participants in the SERP was $2.7 million and $2.5 million, respectively.

Note 10.  Stock Incentive Plans

The Company maintains two shareholder-approved Company Stock Incentive Plans allowing for the grant of equity based incentive compensation to essentially all employees.  The 2005 Plan authorized grants of up to 1,440,000 shares over a ten-year period beginning in 2005.  The term of the 2005 Plan expired in February 2014; outstanding awards will continue to vest and options may continue to be exercised, but no additional awards will be granted under the 2005 Plan. The 2014 Plan authorizes grants of up to an additional 1,500,000 shares over a ten-year period beginning in 2014. Under these Plans, grants may take the form of stock awards, awards of options to acquire stock, stock appreciation rights, and other forms of equity based compensation; both options to acquire stock and stock awards were granted.  The option price for all grants has been the current market price at the time of the grant.

Option Awards

The Company did not grant stock options during 2014.  During 2013 and 2012, the Company granted stock options to certain management employees.  These grants consisted of incentive and non-qualified stock options, vesting 25% annually on the first through fourth anniversaries of the grant date, and having a maximum ten year life.  In addition, during 2013 the Company granted stock options to a recently hired officer. This grant consisted of both incentive and non-qualified stock options, vesting 25% annually on the third, fourth, fifth and sixth anniversaries of the grant date, and having a maximum seven year life. These grants were accounted for as equity-classified stock options.
The fair values of these grants were estimated at the respective grant dates using a Black-Scholes option-pricing model with the following assumptions (for 2013, the assumptions shown represent the weighted average of the two valuations):

	2013	2012
Dividend rate	2.38%	3.05%
Risk-free interest rate	1.15%	1.22%
Expected lives of options	6.14 years	6.25 years
Price volatility	40.66%	38.80%

Volatility is based on the historical volatility of the price of the Company’s stock over the expected term of the options. The expected term represents the period of time that the options granted are expected to be outstanding. The risk free rate is based on the U.S. Treasury yield curve, in effect at the date the fair value of the options is calculated, with an equivalent term.

Management has made an estimate of expected forfeitures and recognizes compensation costs only for those awards expected to vest.  Compensation cost recognized in 2014, 2013 and 2012 totaled $452 thousand, $612 thousand and $561 thousand, respectively, and the income tax benefit for option-based compensation arrangements recognized in 2014, 2013 and 2012 was $78 thousand, $134 thousand and $129 thousand, respectively.

A summary of outstanding options at December 31, 2014, 2013 and 2012, and changes during the years ended on those dates, is as follows:

	Number of Options	Weighted Average Grant Price Per Option	Fair Value Per Option

Outstanding December 31, 2011	406,894	$19.16

Granted	151,522	10.82		$3.02
Cancelled	(8,728)	25.26
Exercised	(55,000)	7.34
Outstanding December 31, 2012	494,688	$17.82

Granted	133,048	13.84		$4.33
Cancelled	(10,591)	25.26
Exercised	(66,638)	16.82
Outstanding December 31, 2013	550,507	$16.71

Granted	-	-	$	N/A
Cancelled	(1,073)	25.26
Exercised	(50,758)	22.43
Outstanding December 31, 2014	498,676	$16.11

There were options for 498,676 shares outstanding at December 31, 2014 at a weighted average exercise price of $16.11 per share, an aggregate intrinsic value of $7.5 million and a weighted-average remaining contractual life of 5.7 years.  There were options for 295,900 shares exercisable at December 31, 2014 at a weighted average exercise price of $18.26 per share, an aggregate intrinsic value of $3.8 million and a weighted-average remaining contractual life of 4.5 years.  The aggregate intrinsic value represents the total pretax intrinsic value of in-the-money options, based on the Company’s closing stock price of $31.25 as of December 31, 2014.

During 2014, the total fair value of options vested was $0.7 million; the total intrinsic value of options exercised was $0.5 million.  The total cash received as a result of employee stock option exercises was $1.1 million.  The tax benefit realized from these exercises was $0.2 million.

As of December 31, 2014, the total compensation cost related to non-vested options not yet recognized is $0.2 million, which will be recognized over a weighted-average period of 2.5 years. During 2014, the Company updated its computation for employee share forfeitures, which increased recorded compensation expense by $156 thousand.

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

In February 2012, 2013 and 2014, the Company made grants of 66,384, 62,283 and 67,781 non-vested shares to 17, 18 and 22 management employees, respectively.  The 2012 and 2013 shares vest 25% annually.  The 2014 shares vest 25% annually; however, if an employee reaches the age of 55, has achieved 10 years of service with the Company and retires, the shares immediately vest. The awards were valued at the market price of the Company’s common stock on the date of grant ($10.82, $13.84 and $26.01 per share, respectively).  The Company also made grants of non-vested shares to the non-employee members of the Company’s Board of Directors.  The Company granted 14,784, 11,560 and 6,152 shares in 2012, 2013 and 2014, respectively, valued at the market price of the Company’s common stock on the grant date ($10.82, $13.84 and $26.01 per share, respectively).  The shares vest 33% annually.

In May 2012, 2013 and 2014, the Company made grants of non-vested shares to selected other employees.  The Company granted 38,186 shares, of which 14,040 were vested and distributed immediately, in May 2012; granted 24,843 shares, of which 9,567 were vested and distributed immediately, in May 2013; and granted 16,832 shares, of which 4,695 were vested and distributed immediately, in May 2014.  The remaining shares in each award vest in various schedules over four years.  The awards were valued at the market price of the Company’s common stock on the date of grant ($10.51, $17.48 and $25.67 per share in 2012, 2013 and 2014, respectively).

A summary of outstanding share grants at December 31, 2014, 2013, and 2012, and changes during the years ended on those dates, is as follows:

Shares

Outstanding December 31, 2011	147,143

Granted	119,354
Cancelled	(8,098)
Vested and issued	(45,045)
Outstanding December 31, 2012	213,354

Granted	98,686
Cancelled	(30,994)
Vested and issued	(67,956)
Outstanding December 31, 2013	213,090

Granted	90,765
Cancelled	(5,382)
Vested and issued	(80,837)
Outstanding December 31, 2014	217,636

Compensation cost recognized for share awards during 2014, 2013 and 2012, was $2.2 million, $1.3 million and $1.3 million, respectively.  The income tax benefit for share-based compensation arrangements was $0.9 million, $0.5 million, and $0.3 million for 2014, 2013 and 2012.

As of December 31, 2014, the total compensation cost related to non-vested share awards not yet recognized is $1.2 million which will be recognized over a weighted-average period of 2.4 years.

Note 11.  Major Customer

The Company has one major customer relationship with Sprint that is a significant source of revenue.  Approximately 58% of total operating revenues for the year ended December 31, 2014, and 59% of total operating revenues for the years ended December 31, 2013 and 2012, were generated by or through Sprint and its customers using the Company's portion of Sprint’s nationwide PCS network.  No other customer relationship generated more than 1.5% of the Company’s total operating revenues for the years ended December 31, 2014, 2013 or 2012.

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

Note 13.  Lease Commitments

The Company leases land, buildings and tower space under various non-cancelable agreements, which expire between the years 2015 and 2040 and require various minimum annual rental payments.  These leases typically include renewal options and escalation clauses. In general, tower leases have five or ten year initial terms with four renewal terms of five years each. The other leases generally contain certain renewal options for periods ranging from five to twenty years.

Future minimum lease payments under non-cancelable operating leases, including renewals that are reasonably assured at the inception of the lease, with initial variable lease terms in excess of one year as of December 31, 2014, are as follows:

Year Ending	Amount
(in thousands)
2015	$13,704
2016	13,604
2017	13,751
2018	13,516
2019	13,150
2020 and beyond	75,367
$143,092

The Company’s total rent expense was $16.1 million, $15.6 million, and $13.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As lessor, the Company has leased buildings, tower space and telecommunications equipment to other entities under various non-cancelable agreements, which require various minimum annual payments.  The total minimum rental receipts at December 31, 2014 are as follows:

Year Ending	Amount
(in thousands)
2015	$5,190
2016	3,674
2017	2,764
2018	1,523
2019	752
2020 and beyond	1,285
$15,188

The Company’s total rent income was $6.0 million, $5.6 million, and $6.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Total rent income includes month-to-month leases which are excluded from the table above.

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

The Company entered into a pay fixed, receive variable interest rate swap of $174.6 million of initial notional principal in September 2012.  This interest rate swap was designated as a cash flow hedge.  The total outstanding notional amount of cash flow hedges was $170.3 million and $174.6 million as of December 31, 2014 and 2013, respectively.  The outstanding notional amount decreases as the company makes scheduled principal payments on the debt.

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

Amounts reported in accumulated other comprehensive income related to the interest rate swap designated and that qualify as cash flow hedges are reclassified to interest expense as interest payments are accrued on the Company’s variable-rate debt. As of December 31, 2014, the Company estimates that $1.3 million will be reclassified as an increase to interest expense during the next twelve months due to the interest rate swap since the hedge interest rate exceeds the variable interest rate on the debt.

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheet as of December 31, 2014 and 2013 (in thousands):

		Fair Value as of
	Balance Sheet Location	December 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps
	Accrued liabilities and other	$(1,309)	$(1,590)
	Deferred charges and other assets, net	3,180	5,926
Total derivatives designated as hedging instruments		$1,871	$4,336

The fair value of interest rate swaps is determined using a pricing model with inputs that are observable in the market (level 2 fair value inputs).

The table below presents changes in accumulated other comprehensive income by component for the twelve months ended December 31, 2014 (in thousands):

	Gains and (Losses) on Cash Flow Hedges	Income Tax (Expense) Benefit	Accumulated Other Comprehensive Income

Balance as of December 31, 2013	$4,336	$(1,742)	$2,594
Other comprehensive income (loss) before reclassifications	(4,186)	1,676	(2,510)
Amounts reclassified from accumulated other comprehensive income (to interest expense)	1,721	(683)	1,038
Net current period other comprehensive income (loss)	(2,465)	993	(1,472)
Balance as of December 31, 2014	$1,871	$(749)	$1,122

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

Effective for fiscal year 2014, the Company updated segment presentations to reflect two changes.  First, in late 2013, the Company restructured its management team to primarily align its organization with its operating segments (Wireless, Cable and Wireline), rather than on a functional basis (sales and marketing, operations and engineering).  As part of this restructuring, the Company determined that the operations associated with its video product offered in Shenandoah County, Virginia, would be included in the Wireline segment.  The video services offered in Shenandoah County share much of the network which the regulated telephone company uses to serve its customers. These services had previously been included in the Cable segment.

Second, primarily as a result of the restructuring described above, the Company’s allocations of certain shared general and administrative expenses were updated to reflect how the senior management team makes financial decisions and manages resources.  Since the Vice Presidents managing the operating segments do not directly control these expenses, the Company has chosen to record these at the holding company.  As a result, certain costs, including finance and accounting, executive management, legal, and human resources, are now recorded to the Other segment as corporate costs.  In this way, segment performance presents a clearer picture of the trends in an individual segment’s profitability.

The segment information provided for 2013 and 2012 below has been updated to conform to the 2014 presentation:

Year ended December 31, 2014 (In thousands)
	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$191,147	$70,972	$20,383	-	-	$282,502
Other revenues	11,867	13,431	19,146	-	-	44,444
Total external revenues	203,014	84,403	39,529	-	-	326,946
Internal revenues	4,440	150	23,506	-	(28,096)	-
Total operating revenues	207,454	84,553	63,035	-	(28,096)	326,946

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	73,290	51,982	30,088	-	(25,617)	129,743
Selling, general and administrative, exclusive of depreciation and amortization shown below	33,171	19,521	6,009	13,148	(2,479)	69,370
Depreciation and amortization	31,111	23,148	11,224	407	-	65,890
Total operating expenses	137,572	94,651	47,321	13,555	(28,096)	265,003
Operating income (loss)	$69,882	$(10,098)	$15,714	$(13,555)	$-	$61,943

Year ended December 31, 2013 (In thousands)
	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$182,955	$65,657	$20,378	-	-	$268,990
Other revenues	10,842	10,092	19,018	-	-	39,952
Total external revenues	193,797	75,749	39,396	-	-	308,942
Internal revenues	4,328	123	20,074	-	(24,525)	-
Total operating revenues	198,125	75,872	59,470	-	(24,525)	308,942

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	72,995	45,767	28,603	-	(22,225)	125,140
Selling, general and administrative, exclusive of depreciation and amortization shown below	32,812	19,052	5,344	12,765	(2,300)	67,673
Depreciation and amortization	28,177	21,202	11,308	35	-	60,722
Total operating expenses	133,984	86,021	45,255	12,800	(24,525)	253,535
Operating income (loss)	$64,141	$(10,149)	$14,215	$(12,800)	$-	$55,407

Year ended December 31, 2012 (In thousands)
	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$162,912	$61,252	$19,779	-	-	$243,943
Other revenues	13,398	9,322	21,412	-	-	44,132
Total external revenues	176,310	70,574	41,191	-	-	288,075
Internal revenues	3,328	289	18,927	-	(22,544)	-
Total operating revenues	179,638	70,863	60,118	-	(22,544)	288,075

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	63,906	44,563	29,199	26	(20,287)	117,407
Goodwill impairment	-	7,652	3,300	-	-	10,952
Selling, general and administrative, exclusive of depreciation and amortization shown below	27,281	17,642	5,714	12,266	(2,257)	60,646
Depreciation and amortization	31,660	22,446	10,245	61	-	64,412
Total operating expenses	122,847	92,303	48,458	12,353	(22,544)	253,417
Operating income (loss)	$56,791	$(21,440)	$11,660	$(12,353)	-	$34,658

A reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before income taxes is as follows:

	Years Ended December 31,
(In thousands)	2014	2013	2012
Total consolidated operating income	$61,943	$55,407	$34,658
Interest expense	(8,148)	(8,468)	(7,850)
Non-operating income, net	2,239	2,525	1,803
Income from continuing operations before income taxes	$56,034	$49,464	$28,611

The Company’s assets by segment are as follows:

(In thousands)	December 31, 2014	December 31, 2013

Wireless	$218,887	$229,038
Cable	201,232	199,184
Wireline	98,081	92,455
Other	446,028	435,804
Combined totals	964,228	956,481
Inter-segment eliminations	(344,986)	(359,475)
Consolidated totals	$619,242	$597,006

Note 16.  Quarterly Results (unaudited)

The following table shows selected quarterly results for the Company.

(in thousands except per share data)

For the year ended December 31, 2014	First	Second	Third	Fourth	Total
Operating revenues	$80,452	$81,416	$82,268	$82,810	$326,946
Operating income	15,680	15,793	14,144	16,326	61,943
Net income	8,616	8,615	8,003	8,649	33,883

Net income per share – basic	0.36	0.36	0.33	0.36	1.41
Net income per share – diluted	0.36	0.35	0.33	0.35	1.39

For the year ended December 31, 2013	First	Second	Third	Fourth	Total
Operating revenues	$76,010	$77,454	$77,513	$77,965	$308,942
Operating income	15,209	14,500	13,262	12,436	55,407
Net income	8,351	7,842	6,717	6,676	29,586

Net income per share – basic and diluted	0.35	0.33	0.28	0.27	1.23

Exhibits Index

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Shenandoah Telecommunications Company filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2007.

3.2	Amended and Restated Bylaws of Shenandoah Telecommunications Company, effective September 17, 2012, filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated September 18, 2012.

4.1	Rights Agreement, dated as of February 8, 2008 between the Company and American Stock Transfer & Trust Company filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated January 25, 2008.

4.2	Specimen representing the Common Stock, no par value, of Shenandoah Telecommunications Company, filed as Exhibit 4.3 to the Company’s Report on Form 10-K for the year ended December 31, 2007.

10.1	Shenandoah Telecommunications Company Dividend Reinvestment Plan filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3D (No. 333-74297).

10.2	Settlement Agreement and Mutual Release dated as of January 30, 2004 by and among Sprint Spectrum L.P., Sprint Communications Company L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P. and Shenandoah Personal Communications Company and Shenandoah Telecommunications Company, dated January 30, 2004; filed as Exhibit 10.3 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.3	Sprint PCS Management Agreement dated as of November 5, 1999 by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.4 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.4	Sprint PCS Services Agreement dated as of November 5, 1999 by and between Sprint Spectrum L.P. and Shenandoah Personal Communications Company filed as Exhibit 10.5 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.5	Sprint Trademark and Service Mark License Agreement dated as of November 5, 1999 by and between Sprint Communications Company, L.P. and Shenandoah Personal Communications Company filed as Exhibit 10.6 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.6	Sprint Spectrum Trademark and Service Mark License Agreement dated as of November 5, 1999 by and between Sprint Spectrum L.P. and Shenandoah Personal Communications Company filed as Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.7	Addendum I to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.8 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.8	Asset Purchase Agreement dated November 5, 1999 by and among Sprint Spectrum L.P., Sprint Spectrum Equipment Company, L. P., Sprint Spectrum Realty Company, L.P., and Shenandoah Personal Communications Company, serving as Exhibit A to Addendum I to the Sprint PCS Management Agreement and as Exhibit 2.6 to the Sprint PCS Management Agreement filed as Exhibit 10.9 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.9	Addendum II dated August 31, 2000 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.10 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.10	Addendum III dated September 26, 2001 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.11 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.11	Addendum IV dated May 22, 2003 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.12 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.12	Addendum V dated January 30, 2004 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.13 to the Company’s Report on Form 10-K for the year ended December 31, 2003.

10.13	Supplemental Executive Retirement Plan as amended and restated, filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K dated March 23, 2007.

10.14	Addendum VI dated May 24, 2004 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.15 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2004.

10.15	Description of the Shenandoah Telecommunications Company Incentive Plan filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K dated January 21, 2005.

10.16	Description of Compensation of Non-Employee Directors. Filed as Exhibit 10.26 to the Company’s Current Report on Form 8-K dated May 4, 2005.

10.17	Description of Management Compensatory Plans and Arrangements. Filed as Exhibit 10.27 to the Company’s current report on Form 8-K dated April 20, 2005.

10.18	2005 Stock Incentive Plan filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-127342).

10.19	Form of Incentive Stock Option Agreement under the 2005 Stock Incentive Plan filed as Exhibit 10.29 to the Company’s Report on Form 10-K for the year ended December 31, 2005.

10.20	Addendum VII dated March 13, 2007 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., Wireless Co., L.P., APC PCS, LLC, Phillieco, L.P., and Shenandoah Personal Communications Company, filed as Exhibit 10.31 to the Company’s Report on Form 10-K for the year ended December 31, 2006.

10.21	Settlement Agreement and Mutual Release dated March 13, 2007 by and among Sprint Corporation, Sprint Spectrum L.P., Wireless Co., L.P., Sprint Communications Company L.P., APC PCS, LLC, Phillieco, L.P., and Shenandoah Personal Communications Company and Shenandoah Telecommunications, filed as Exhibit 10.32 to the Company’s Report on Form 10-K for the year ended December 31, 2006.

10.22	Form of Performance Share Award to Executives filed as Exhibit 10.33 to the Company’s Current Report on Form 8-K dated September 20, 2007.

10.23	Addendum VIII to the Sprint Management Agreement dated November 19, 2007, filed as Exhibit 10.36 to the Company’s Current Report on Form 8-K dated November 20, 2007.

10.24	Asset Purchase Agreement dated August 6, 2008, between Rapid Communications, LLC, Rapid Acquisition Company, LLC, and Shentel Cable Company, filed as Exhibit 10.37 to the Company’s Report on Form 10-Q for the period ended June 30, 2008.

10.25	Amendment Number 1 to the Asset Purchase Agreement dated August 6, 2008, between Rapid Communications, LLC, Rapid Acquisition Company, LLC, and Shentel Cable Company, filed as Exhibit 10.40 to the Company’s Current Report on Form 8-K dated November 7, 2008.

10.26	Addendum IX to the Sprint Management Agreement dated as of April 14, 2009, and filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K dated March 8, 2010.

10.27	Asset Purchase Agreement dated as of April 16, 2010, between JetBroadband VA, LLC, Helicon Cable Communications, LLC, JetBroadband WV, LLC, JetBroadband Holdings, LLC, Helicon Cable Holdings, LLC, Shentel Cable Company and Shenandoah Telecommunications Company, filed as Exhibit 10.43 to the Company’s Current Report on Form 8-K, dated April 16, 2010.

10.28	Addendum X dated March 15, 2010 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.44 to the Company’s Current Report on Form 10-Q, dated May 7, 2010.

10.29	Addendum XI dated July 7, 2010 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.45 to the Company’s Current Report on Form 8-K dated July 8, 2010.

10.30	Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.46 to the Company’s Current Report on Form 8-K dated July 30, 2010.

10.31	Second Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.47 to the Company’s Current Report on Form 8-K dated April 29, 2011.

10.32	Third Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q dated August 8, 2011.

10.33	Letter Agreement modifying section 10.2.7.2 of Addendum X dated March 15, 2010 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q dated August 8, 2011.

10.34	Fourth Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q dated August 8, 2011.

10.35	Addendum XII dated February 1, 2012 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.51 to the Company’s Current Report on Form 8-K dated February 2, 2012.

10.36	Fifth Amendment to the Credit Agreement dated as of July 30, 2010, among Shenandoah Telecommunications Company, CoBank, ACB, Branch Banking and Trust Company, Wells Fargo Bank, N.A., and other Lenders, filed as Exhibit 10.52 to the Company’s Current Report on Form 8-K dated February 2, 2012.

10.37	Addendum XIII dated September 14, 2012 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications, LLC, filed as Exhibit 10.53 to the Company’s Current Report on Form 8-K dated September 17, 2012.

10.38	Consent and Agreement dated September 14, 2012 related to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications, LLC, filed as Exhibit 10.54 to the Company’s Current Report on Form 8-K dated September 17, 2012.

10.39
Amended and Restated Credit Agreement dated as of September 14, 2012, among Shenandoah Telecommunications Company, CoBank, ACB, and other Lenders, filed as Exhibit 10.55 to the Company’s Current Report on Form 8-K dated September 17, 2012.

10.40	Addendum XIV dated as of November 19, 2012, to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications, LLC, filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K dated March 5, 2013.

10.41	Addendum XV dated as of March 11, 2013, to Sprint PCS Management Agreement by and among Sprint Spectrum, L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal communications, LLC, filed as Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q dated May 3, 2013.

10.42	First Amendment dated January 30, 2014, to the Amended and Restated Credit Agreement among Shenandoah Telecommunications Company, CoBank, ACB, and other Lenders, filed as Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q dated May 2, 2014.

10.43	Joinder Agreement dated January 30, 2014, to the Amended and Restated Credit Agreement among Shenandoah Telecommunications Company, CoBank, ACB, and other Lenders, filed as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q dated May 2, 2014.

10.44	Addendum XVI dated as of December 9, 2013 to Sprint PCS Management Agreement by and among Sprint Spectrum, L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications, LLC, filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q dated May 2, 2014.

10.45	Addendum XVII dated as of April 11, 2014, to Sprint PCS Management Agreement by and among Sprint Spectrum, L.P., WirelessCo, L.P., APC PCS, LLC, PhillieCo, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications, LLC, filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q dated May 2, 2014.

10.46	2014 Equity Incentive Plan filed as Appendix A to the Company’s Definitive Proxy Statement filed on March 13, 2014 (No. 333-196990).

*21	List of Subsidiaries.

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of President and Chief Executive Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*31.2	Certification of Vice President and Chief Financial Officer of Shenandoah Telecommunications Company pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

101)	Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.