Form 10-Q
period 2015-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2015-05-04
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Yes ☐   No ☑

The number of shares of the registrant’s common stock outstanding on April 23, 2015 was 24,178,774.

SHENANDOAH TELECOMMUNICATIONS COMPANY

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	March 31, 2015	December 31, 2014

Current Assets
Cash and cash equivalents	$77,152	$68,917
Accounts receivable, net	28,277	30,371
Income taxes receivable	5,433	14,752
Materials and supplies	10,261	8,794
Prepaid expenses and other	5,998	4,279
Deferred income taxes	1,087	1,211
Total current assets	128,208	128,324

Investments, including $2,727 and $2,661 carried at fair value	10,329	10,089

Property, plant and equipment, net	402,174	405,907

Other Assets
Intangible assets, net	67,939	68,260
Deferred charges and other assets, net	6,856	6,662
Other assets, net	74,795	74,922
Total assets	$615,506	$619,242

See accompanying notes to unaudited consolidated financial statements.

(Continued)

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	March 31, 2015	December 31, 2014

Current Liabilities
Current maturities of long-term debt	$23,000	$23,000
Accounts payable	7,524	11,151
Advanced billings and customer deposits	11,510	12,375
Accrued compensation	3,017	5,466
Accrued liabilities and other	8,181	7,162
Total current liabilities	53,232	59,154

Long-term debt, less current maturities	195,500	201,250

Other Long-Term Liabilities
Deferred income taxes	74,075	76,777
Deferred lease payable	7,429	7,180
Asset retirement obligations	7,256	6,928
Other liabilities	9,694	9,607
Total other long-term liabilities	98,454	100,492

Commitments and Contingencies

Shareholders’ Equity
Common stock	30,307	29,712
Accumulated other comprehensive income	215	1,122
Retained earnings	237,798	227,512
Total shareholders’ equity	268,320	258,346

Total liabilities and shareholders’ equity	$615,506	$619,242

See accompanying notes to unaudited consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Operating revenues	$84,287	$80,452
Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	30,691	32,236
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	18,733	17,149
Depreciation and amortization	16,337	15,387
Total operating expenses	65,761	64,772
Operating income	18,526	15,680

Other income (expense):
Interest expense	(1,915)	(2,048)
Gain (loss) on investments, net	102	(18)
Non-operating income, net	432	628
Income before income taxes	17,145	14,242

Income tax expense	6,859	5,626
Net income	$10,286	$8,616

Other comprehensive income:
Unrealized loss on interest rate hedge, net of tax	(907)	(347)
Comprehensive income	$9,379	$8,269

Earnings per share:
Basic	$0.43	$0.36
Diluted	$0.42	$0.36

Weighted average shares outstanding, basic	24,153	24,059

Weighted average shares outstanding, diluted	24,451	24,221

See accompanying notes to unaudited consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2013	24,040	$26,759	$204,962	$2,594	$234,315

Net income	-	-	33,883	-	33,883
Other comprehensive loss, net of tax	-	-	-	(1,472)	(1,472)
Dividends declared ($0.47 per share)	-	-	(11,333)	-	(11,333)
Dividends reinvested in common stock	19	572	-	-	572
Stock based compensation	-	2,624	-	-	2,624
Common stock issued through exercise of incentive stock options	51	1,141	-	-	1,141
Common stock issued for share awards	81	-	-	-	-
Common stock issued	1	6	-	-	6
Common stock repurchased	(60)	(1,785)	-	-	(1,785)
Net excess tax benefit from stock options exercised	-	395	-	-	395

Balance, December 31, 2014	24,132	$29,712	$227,512	$1,122	$258,346

Net income	-	-	10,286	-	10,286
Other comprehensive loss, net of tax	-	-	-	(907)	(907)
Stock based compensation	-	955	-	-	955
Stock options exercised	2	43	-	-	43
Common stock issued for share awards	70	-	-	-	-
Common stock issued	1	3	-	-	3
Common stock repurchased	(26)	(763)	-	-	(763)
Net excess tax benefit from stock options exercised	-	357	-	-	357
Balance, March 31, 2015	24,179	$30,307	$237,798	$215	$268,320

See accompanying notes to unaudited consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2015	2014

Cash Flows From Operating Activities
Net income	$10,286	$8,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,931	14,556
Amortization	406	831
Provision for bad debt	321	234
Stock based compensation expense	825	1,147
Excess tax benefits on stock awards	(357)	(305)
Deferred income taxes	(1,610)	(2,013)
Net (gain) loss on disposal of equipment	11	(425)
Unrealized (gain) loss on investments	(38)	29
Net gains from patronage and equity investments	(202)	(163)
Amortization of long term debt issuance costs	146	149
Other	226	(161)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,773	52
Materials and supplies	(1,467)	2,138
Income taxes receivable	9,319	8,831
Other assets	(3,896)	173
Increase (decrease) in:
Accounts payable	(5,827)	(384)
Deferred lease payable	249	237
Other deferrals and accruals	(2,275)	(945)
Net cash provided by operating activities	$23,821	$32,597

Cash Flows From Investing Activities
Acquisition of property, plant and equipment	$(9,500)	$(17,196)
Proceeds from sale of equipment	24	84
Cash distributions from investments	-	3
Net cash used in investing activities	$(9,476)	$(17,109)

(Continued)

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2015	2014

Cash Flows From Financing Activities
Principal payments on long-term debt	$(5,750)	$-
Excess tax benefits on stock awards	357	305
Repurchases of stock	(763)	(1,540)
Proceeds from issuances of stock	46	1,112
Net cash used in financing activities	$(6,110)	$(123)

Net increase in cash and cash equivalents	$8,235	$15,365

Cash and cash equivalents:
Beginning	68,917	38,316
Ending	$77,152	$53,681

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,905	$1,954

Income taxes paid (refunded)	$(850)	$(1,192)

At March 31, 2015, accounts payable included approximately $2.2 million associated with capital expenditures. Cash flows for accounts payable and acquisition of property, plant and equipment exclude this activity. During the three months ended March 31, 2014, cash flows included approximately $7.6 million of capital expenditures that were included in accounts payable at December 31, 2013.

See accompanying notes to unaudited consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The interim consolidated financial statements of Shenandoah Telecommunications Company and Subsidiaries (collectively, the “Company”) are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein.  All such adjustments were of a normal and recurring nature.  These statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The balance sheet information at December 31, 2014 was derived from the audited December 31, 2014 consolidated balance sheet. Operating revenues and income from operations for any interim period are not necessarily indicative of results that may be expected for the entire year.

2.  Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Plant in service	$685,598	$675,321
Plant under construction	17,880	18,078
	703,478	693,399
Less accumulated amortization and depreciation	301,304	287,492
Net property, plant and equipment	$402,174	$405,907

3.  Earnings per share

Basic net income per share was computed on the weighted average number of shares outstanding.  Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options.  Of 721 thousand and 676 thousand shares and options outstanding at March 31, 2015 and 2014, respectively, 84 thousand and 96 thousand were anti-dilutive, respectively.  These shares and options have been excluded from the computations of diluted earnings per share for their respective period.  There were no adjustments to net income for either period.

4.  Investments Carried at Fair Value

Investments include $2.7 million of investments carried at fair value as of both March 31, 2015 and December 31, 2014, consisting of equity, bond and money market mutual funds.  Investments carried at fair value were acquired under a rabbi trust arrangement related to the Company’s nonqualified Supplemental Executive Retirement Plan (the “SERP”). The Company purchases investments in the trust to mirror the investment elections of participants in the SERP; gains and losses on the investments in the trust are reflected as increases or decreases in the liability owed to the participants. During the three months ended March 31, 2015, the Company recognized $39 thousand in dividend and interest income from investments, and recorded net unrealized gains of $38 thousand on these investments. Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds.

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

The Company entered into a pay-fixed, receive-variable interest rate swap of $174.6 million of notional principal in September 2012.  This interest rate swap was designated as a cash flow hedge.  The total outstanding notional amount of the cash flow hedge was $165.9 million as of March 31, 2015.  The outstanding notional amount decreases as the Company makes scheduled principal payments on the debt.

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

Amounts reported in accumulated other comprehensive income related to the interest rate swap designated and that qualifies as a cash flow hedge are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2015, the Company estimates that $1.3 million will be reclassified as an increase to interest expense during the next twelve months due to the interest rate swap since the hedge interest rate exceeds the variable interest rate on the debt.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of March 31, 2015 and December 31, 2014 (in thousands):

Derivatives
	Fair Value as of
Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swap
Accrued liabilities and other	$(1,257)	$(1,309)
Deferred charges and other assets, net	1,610	3,180
Total derivatives designated as hedging instruments	$353	$1,871

The fair value of interest rate swaps is determined using a pricing model with inputs that are observable in the market (level 2 fair value inputs).

Index
The table below presents change in accumulated other comprehensive income by component for the three months ended March 31, 2015 (in thousands):

	Gains and (Losses) on Cash Flow Hedges	Income Tax (Expense) Benefit	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2014	$1,871	$(749)	$1,122
Other comprehensive loss before reclassifications	(1,922)	773	(1,149)
Amounts reclassified from accumulated other comprehensive income (to interest expense)	404	(162)	242
Net current period other comprehensive loss	(1,518)	611	(907)
Balance as of March 31, 2015	$353	$(138)	$215

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

Three months ended March 31, 2015

(in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$48,375	$21,401	$4,750	$-	$-	$74,526
Other	3,030	1,762	4,969	-	-	9,761
Total external revenues	51,405	23,163	9,719	-	-	84,287
Internal revenues	1,104	148	5,866	-	(7,118)	-
Total operating revenues	52,509	23,311	15,585	-	(7,118)	84,287

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	16,187	13,618	7,334	17	(6,465)	30,691
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	9,052	4,892	1,498	3,944	(653)	18,733
Depreciation and amortization	7,831	5,480	2,924	102	-	16,337
Total operating expenses	33,070	23,990	11,756	4,063	(7,118)	65,761
Operating income (loss)	$19,439	$(679)	$3,829	$(4,063)	$-	$18,526

Index
Three months ended March 31, 2014

(in thousands)

	Wireless	Cable (1)	Wireline (1)	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$47,232	$18,874	$4,596	$-	$-	$70,702
Other	2,756	1,580	5,414	-	-	9,750
Total external revenues	49,988	20,454	10,010	-	-	80,452
Internal revenues	1,091	26	5,765	-	(6,882)	-
Total operating revenues	51,079	20,480	15,775	-	(6,882)	80,452

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	18,657	12,390	7,482	-	(6,293)	32,236
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	8,432	4,646	1,244	3,416	(589)	17,149
Depreciation and amortization	7,196	5,404	2,697	90	-	15,387
Total operating expenses	34,285	22,440	11,423	3,506	(6,882)	64,772
Operating income (loss)	$16,794	$(1,960)	$4,352	$(3,506)	$-	$15,680

(1)	Prior year figures have been recast to conform to current year presentation.

A reconciliation of the total of the reportable segments’ operating income to consolidated income before taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Total consolidated operating income	$18,526	$15,680
Interest expense	(1,915)	(2,048)
Non-operating income, net	534	610
Income before taxes	$17,145	$14,242

The Company’s assets by segment are as follows:

(in thousands)	March 31, 2015	December 31, 2014
Wireless	$206,109	$218,887
Cable	208,736	201,232
Wireline	95,614	98,081
Other	461,505	446,028
Combined totals	971,964	964,228
Inter-segment eliminations	(356,458)	(344,986)
Consolidated totals	$615,506	$619,242

8.  Income Taxes

The Company files U.S. federal income tax returns and various state and local income tax returns.  Years prior to 2011 are no longer subject to examination. The Company is not subject to any state or federal income tax audits as of March 31, 2015.

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements.  All statements regarding Shenandoah Telecommunications Company’s expected future financial position and operating results, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements.  We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct.  The Company’s actual results could be materially different from its expectations because of various factors, including those discussed below and under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2014.  The following management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2014, including the financial statements and related notes included therein.

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly-owned subsidiaries.  These subsidiaries provide wireless personal communications services (as a Sprint PCS Affiliate), local exchange telephone services, video, internet and data services, long distance services, fiber optics facilities, and leased tower facilities. The Company has three reportable segments, which it operates and manages as strategic business units organized by lines of business:

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

Index
Results of Operations
Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

The Company’s consolidated results for the first quarter of 2015 and 2014 are summarized as follows:

	Three Months Ended March 31,		Change
(in thousands)	2015	2014	$	%
Operating revenues	$84,287	$80,452	$3,835	4.8
Operating expenses	65,761	64,772	989	1.5
Operating income	18,526	15,680	2,846	18.2

Interest expense	(1,915)	(2,048)	133	(6.5)
Other income, net	534	610	(76)	(12.5)
Income before taxes	17,145	14,242	2,903	20.4
Income tax expense	6,859	5,626	1,233	21.9
Net income	$10,286	$8,616	$1,670	19.4

Operating revenues

For the three months ended March 31, 2015, operating revenues increased $3.8 million, or 4.8%. Cable segment revenue grew $2.8 million as a result of a 6.7% growth in average subscriber counts and an increase in revenue per subscriber. Wireless segment revenues increased $1.4 million compared to the first quarter of 2014. Net prepaid service revenue increased $0.9 million, primarily due to 6.4% growth in prepaid subscribers. Wireless equipment revenue increased due primarily to lower discounts on subsidized handset sales.

Operating expenses

Total operating expenses were $65.8 million in the first quarter of 2015 compared to $64.8 million in the prior year period.  Cost of goods and services sold decreased $1.5 million, primarily due to a $2.7 million decrease in PCS postpaid handset costs, partially offset by a $1.3 million increase in cable programming costs. Selling, general and administrative expenses increased $1.6 million. Depreciation and amortization expense increased $0.9 million, primarily due to ongoing projects to expand and upgrade the wireless, cable and fiber networks.

Income tax expense

The Company’s effective tax rate increased from 39.5% for the three months ended March 31, 2014 to 40.0% for the three months ended March 31, 2015.  For the remainder of 2015, the Company expects that its effective tax rate, without unanticipated adjustments, will be approximately 40.0%.

Net income

For the three months ended March 31, 2015, net income increased $1.7 million, or 19.4%, primarily reflecting growth in subscriber counts in the Wireless and Cable segments, along with a decrease in cost of goods and services sold in the Wireless segment.

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

PCS receives revenues from Sprint for subscribers that obtain service in PCS’s network coverage area.  PCS relies on Sprint to provide timely, accurate and complete information to record the appropriate revenue for each financial period.  Postpaid revenues received from Sprint are recorded net of certain fees retained by Sprint.  These fees total 22% of net postpaid billed revenue, as defined.

Index
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

In April 2014, the Company’s PCS stores began participating in Sprint’s postpaid handset financing programs, whereby Sprint enters into a financing agreement with the subscriber and the subscriber receives a handset from Sprint.  The equipment revenue from the subscriber and the handset expense are Sprint’s responsibility and are not recorded by the Company. In the first quarter of 2015, approximately 60% of postpaid handset transactions through Company channels involved a financing plan. All else being equal, the service plans for these subscribers generate less monthly service revenue compared to plans with a subsidized handset.

The following tables show selected operating statistics of the Wireless segment as of the dates shown:

	March 31, 2015	December 31, 2014	March 31, 2014	December 31, 2013
Retail PCS Subscribers – Postpaid	291,078	287,867	275,025	273,721
Retail PCS Subscribers – Prepaid	147,783	145,162	138,537	137,047
PCS Market POPS (000) (1)	2,418	2,415	2,402	2,397
PCS Covered POPS (000) (1)	2,210	2,207	2,072	2,067
CDMA Base Stations (sites)	542	537	526	526
Towers Owned	154	154	153	153
Non-affiliate Cell Site Leases (2)	199	198	206	217

	Three Months Ended March 31,
	2015	2014

Gross PCS Subscriber Additions - Postpaid	17,105	15,585
Net PCS Subscriber Additions - Postpaid	3,211	1,304
Gross PCS Subscriber Additions - Prepaid	23,620	19,172
Net PCS Subscriber Additions - Prepaid	2,621	1,490
PCS Average Monthly Retail Churn % - Postpaid (3)	1.60%	1.73%
PCS Average Monthly Retail Churn % - Prepaid (3)	4.76%	4.27%

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

2)	The decreases during 2014 are primarily a result of termination of Sprint iDEN leases associated with the former Nextel network.
3)	PCS Average Monthly Retail Churn is the average of the monthly subscriber turnover, or churn, calculations for the period.

Index
Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

(in thousands)	Three Months Ended March 31,		Change
	2015	2014	$	%
Segment operating revenues
Wireless service revenue	$48,375	$47,232	$1,143	2.4
Tower lease revenue	2,570	2,565	5	0.2
Equipment revenue	1,481	1,197	284	23.7
Other revenue	83	85	(2)	(2.4)
Total segment operating revenues	52,509	51,079	1,430	2.8
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	16,187	18,657	(2,470)	(13.2)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	9,052	8,432	620	7.4
Depreciation and amortization	7,831	7,196	635	8.8
Total segment operating expenses	33,070	34,285	(1,215)	(3.5)
Segment operating income	$19,439	$16,794	$2,645	15.7

Operating revenues

Wireless service revenue increased $1.1 million, or 2.4%, for the three months ended March 31, 2015, compared to the comparable 2014 period.  Net prepaid service revenues grew $0.9 million, or 8.6%, due primarily to 6.4% growth in average prepaid subscribers over 2014. Net postpaid service revenues increased $0.2 million.  Average postpaid subscribers increased 5.4% in 2015 over the 2014 period, but was largely offset by a switch to lower revenue service plans associated with handset financing and leasing plans.  Under these programs, the Company receives less service revenue from the subscriber, while the equipment revenue from the subscriber and the handset expense become Sprint’s responsibility and are not recorded by the Company.  The decreases in service revenues are currently more than offset by a decrease in handset expense within cost of goods and services.

Equipment revenue increased due primarily to lower discounts on subsidized handset sales.

Cost of goods and services

Cost of goods and services decreased $2.5 million, or 13.2%, in 2015 from the first quarter of 2014. Postpaid handset costs decreased $2.7 million, as handset expenses associated with financing and leasing plans are Sprint’s responsibility and are not recorded by the Company.  Network costs decreased $0.2 million, as a $0.4 million decrease in backhaul costs was partially offset by a $0.2 million increase in rent expense on cell sites and towers. Finally, the prior year period included a one-time $0.4 million gain on disposal of 3G equipment.

Selling, general and administrative

Selling, general and administrative costs increased $0.6 million, or 7.4%, in the first quarter of 2015 from the comparable 2014 period.  Costs to support the prepaid subscriber base grew $1.1 million, driven by subscriber growth, product mix, and higher overhead costs. Advertising expenses increased $0.2 million. The increases were partially offset by a $0.8 million decline in third party commissions expense due to lower volume of commissionable handsets activated through dealer channels.

Depreciation and amortization

Depreciation and amortization increased $0.6 million, or 8.8%, in the first quarter of 2015 over the comparable 2014 period. Depreciation expense grew $0.8 million due to ongoing investments in wireless network coverage and capacity. The increase was partially offset by a $0.2 million decline in amortization expense.

Index
Cable

The Cable segment provides video, internet and voice services in franchise areas in portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area. It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia.

	March 31, 2015	December 31, 2014	March 31, 2014	December 31, 2013
Homes Passed (1)	172,022	171,589	170,711	170,470
Customer Relationships (2)
Video customers	49,662	49,247	51,153	51,197
Non-video customers	22,530	22,051	19,517	18,341
Total customer relationships	72,192	71,298	70,670	69,538
Video
Customers (3)	51,708	52,095	52,725	53,076
Penetration (4)	30.1%	30.4%	30.9%	31.1%
Digital video penetration (5)	69.9%	65.9%	57.5%	49.2%
High-speed Internet
Available Homes (6)	172,022	171,589	168,573	168,255
Customers (3)	53,195	51,359	48,068	45,776
Penetration (4)	30.9%	29.9%	28.5%	27.2%
Voice
Available Homes (6)	169,285	168,852	163,582	163,282
Customers (3)	19,112	18,262	15,799	14,988
Penetration (4)	11.3%	10.8%	9.7%	9.2%
Total Revenue Generating Units (7)	124,015	121,716	116,592	113,840
Fiber Route Miles	2,836	2,834	2,651	2,636
Total Fiber Miles (8)	73,294	72,694	69,913	69,296

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

Index
Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

	Three Months Ended March 31,		Change
	2015	2014	$	%

Segment operating revenues
Service revenue (1)	$21,401	$18,874	$2,527	13.4
Other revenue (1)	1,910	1,606	304	18.9
Total segment operating revenues	23,311	20,480	2,831	13.8
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	13,618	12,390	1,228	9.9
Selling, general, and administrative, exclusive of depreciation and amortization shown separately below	4,892	4,646	246	5.3
Depreciation and amortization	5,480	5,404	76	1.4
Total segment operating expenses	23,990	22,440	1,550	6.9
Segment operating loss	$(679)	$(1,960)	$1,281	65.4

(1)	Prior year figures have been recast to be comparable with line item changes made in the first quarter of 2015.

Operating revenues

Cable segment service revenue increased $2.5 million, or 13.4%, due to a 6.7% increase in average revenue generating units, video rate increases in January 2015, new customers selecting higher-priced digital TV services and existing customers selecting higher-speed data access packages.

Other revenue grew $0.3 million, primarily due to new fiber to the tower contracts.

Operating expenses

Cable segment cost of goods and services increased $1.2 million, or 9.9%, in the first quarter of 2015 over the comparable 2014 period. Video programming costs, including retransmission fees, increased $1.3 million as the impact of rising rates per subscriber outpaced declining video subscriber counts.

Selling, general and administrative expenses grew $0.2 million against the prior year quarter as growth in operating taxes and administrative expenses was partially offset by a decline in customer service costs.

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

Index
	March 31,	Dec. 31,	March 31,	Dec. 31,
	2015	2014	2014	2013
Telephone Access Lines	21,669	21,612	21,955	22,106
Long Distance Subscribers	9,533	9,571	9,773	9,851
Video Customers(1)	5,599	5,692	6,222	6,342
DSL Subscribers	12,825	12,742	12,714	12,632
Fiber Route Miles	1,559	1,556	1,454	1,452
Total Fiber Miles (2)	99,523	99,387	84,792	84,600

1)	The Wireline segment passes approximately 16,000 homes with video services.
2)
Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance.  For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles. Fiber counts were revised following a review of fiber records in the first quarter of 2015.

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

	Three Months Ended March 31,		Change
(in thousands)	2015	2014	$	%
Segment operating revenues
Service revenue (1)	$5,294	$5,081	$213	4.2
Carrier access and fiber revenues (1)	9,527	9,875	(348)	(3.5)
Other revenue (1)	764	819	(55)	(6.7)
Total segment operating revenues	15,585	15,775	(190)	(1.2)

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	7,334	7,482	(148)	(2.0)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,498	1,244	254	20.4
Depreciation and amortization	2,924	2,697	227	8.4
Total segment operating expenses	11,756	11,423	333	2.9
Segment operating income	$3,829	$4,352	$(523)	(12.0)

(1)	Prior year figures have been recast to be comparable with line item changes made in the first quarter of 2015.

Operating revenues

Total operating revenues in the quarter ended March 31, 2015 decreased $0.2 million, or 1.2%, against the comparable 2014 period. Carrier access and fiber revenues declined $0.4 million due to favorable NECA pool adjustments that were recorded in the first quarter of 2014.

Operating expenses

Operating expenses overall increased $0.3 million, or 2.9%, in the quarter ended March 31, 2015, compared to the 2014 quarter. The decline in cost of goods and services primarily resulted from the benefit of additional labor costs being capitalized to fixed asset project costs. Sales, general and administrative expenses increased as a result of growth in sales and customer service support teams. Depreciation expense grew as a result of continued investment in the construction of fiber facilities.

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

The following table shows adjusted OIBDA for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(in thousands)	2015	2014
Adjusted OIBDA	$35,699	$31,729

Index
The following table reconciles adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure, for the three months ended March 31, 2015 and 2014:

Consolidated:	Three Months Ended March 31,
(in thousands)	2015	2014
Operating income	$18,526	$15,680
Plus depreciation and amortization	16,337	15,387
Plus (gain) loss on asset sales	11	(366)
Plus share based compensation expense	825	1,028
Adjusted OIBDA	$35,699	$31,729

The following tables reconcile adjusted OIBDA to operating income by major segment for the three months ended March 31, 2015 and 2014:

Wireless Segment:	Three Months Ended March 31,
(in thousands)	2015	2014
Operating income	$19,439	$16,794
Plus depreciation and amortization	7,831	7,196
Plus (gain) loss on asset sales	25	(352)
Plus share based compensation expense	186	216
Adjusted OIBDA	$27,481	$23,854

Cable Segment:	Three Months Ended March 31,
(in thousands)	2015	2014
Operating income (loss)	$(679)	$(1,960)
Plus depreciation and amortization	5,480	5,404
Plus (gain) loss on asset sales	(13)	(23)
Plus share based compensation expense	290	396
Adjusted OIBDA	$5,078	$3,817

Wireline Segment:	Three Months Ended March 31,
(in thousands)	2015	2014
Operating income	$3,829	$4,352
Plus depreciation and amortization	2,924	2,697
Plus loss on asset sales	9	9
Plus share based compensation expense	144	175
Adjusted OIBDA	$6,906	$7,233

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

Sources and Uses of Cash. The Company generated $23.8 million of net cash from operations in the first three months of 2015, compared to $32.6 million in the first three months of 2014. The decrease was driven primarily by timing of cash payments for prepaid assets, accounts payable and accrued expenses.

Indebtedness.  As of March 31, 2015, the Company’s indebtedness totaled $218.5 million, with an annualized effective interest rate of approximately 3.40% after considering the impact of the interest rate swap contract.  The balance consists of the Term Loan Facility at a variable rate (2.68% as of March 31, 2015) that resets monthly based on one month LIBOR plus a base rate of 2.50% currently.  The Term Loan Facility requires quarterly principal repayments of $5.75 million, which began on December 31, 2014 and will continue until the remaining expected balance of approximately $120.75 million is due at maturity on September 30, 2019.

The Company is bound by certain financial covenants under its Credit Agreement. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. As of March 31, 2015, the Company was in compliance with all debt covenants, and ratios at March 31, 2015 were as follows:

	Actual	Covenant Requirement at March 31, 2015
Total Leverage Ratio	1.58	2.50 or Lower
Debt Service Coverage Ratio	6.22	2.50 or Higher
Equity to Assets Ratio	43.6%	35.0% or Higher

In accordance with the Credit Agreement, the total leverage and debt service coverage ratios noted above are based on the twelve months ended March 31, 2015. In addition to the covenants above, the Company is required to supply the lender with quarterly financial statements and other reports as defined by the Credit Agreement. The Company was in compliance with all reporting requirements at March 31, 2015.

The Company has no off-balance sheet arrangements (other than operating leases) and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. Capital expenditures budgeted for 2015 total $74.8 million. The 2015 budget includes $24.3 million on the Wireless segment for network capacity and coverage enhancements and new retail stores; $21.8 million for Cable segment extensions and investment in customer premise equipment; $20.9 million on the Wireline segment budget, primarily for on-going spending to expand and upgrade our fiber networks; and $7.8 million for IT and other back office projects in the Other segment.

For the first three months of 2015, the Company spent $9.5 million on capital projects, compared to $17.2 million in the comparable 2014 period.  Spending related to Wireless projects accounted for $2.4 million in the first three months of 2015, primarily for new cell sites and upgrades to the network switch. Cable capital spending of $4.3 million related to network expansion and upgrades to support new customers and services. Wireline capital projects cost $2.7 million, driven primarily by fiber builds.  Other projects totaled $0.1 million, largely related to information technology projects.

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

In February 2015, the FASB issued ASU No. 2015-2, Consolidation (Topic 820): Amendments to the Consolidation Analysis. The ASU provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after September 1, 2016 (fiscal 2017). The Company is still evaluating what impact, if any, this ASU will have on the Company’s consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for the Company beginning on January 1, 2016. Early adoption is permitted. The Company does not expect this adoption to have a material impact on its consolidated financial statements.

Index
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of March 31, 2015, the Company had $218.5 million of variable rate debt outstanding, bearing interest at a rate of 2.68% as determined on a monthly basis. An increase in market interest rates of 1.00% would add approximately $2.1 million to annual interest expense, excluding the effect of the interest rate swap.  In 2012, the Company entered into a swap agreement that covers notional principal equal to approximately 76% of the outstanding variable rate debt through maturity in 2019, requiring the Company to pay a fixed rate of 1.13% and receive a variable rate based on one month LIBOR (0.18% as of March 31, 2015), to manage a portion of its interest rate risk. Changes in the net interest paid or received under the 2012 swap would offset approximately 76% of the change in interest expense on the variable rate debt outstanding. The 2012 swap currently adds approximately $1.3 million to annual interest expense, based on the spread between the fixed rate and the variable rate currently in effect on our debt.

The second component of interest rate risk consists of temporary excess cash, which can be invested in various short-term investment vehicles such as overnight repurchase agreements and Treasury bills with a maturity of less than 90 days. As of March 31, 2015, the cash is invested in a combination of a commercial checking account that has limited interest rate risk, and three money market mutual funds that contain a total investment of $40 million.  Management continually evaluates the most beneficial use of these funds.

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

Management views market risk as having a potentially significant impact on the Company's results of operations, as future results could be adversely affected if interest rates were to increase significantly for an extended period, or if the Company’s need for additional external financing resulted in increases to the interest rates applied to all of its new and existing debt.  As of March 31, 2015, the Company has $52.6 million of variable rate debt with no interest rate protection.  The Company’s investments in publicly traded stock and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Supplemental Executive Retirement Plan.  General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

As of March 31, 2015, the Company had $7.6 million of cost and equity method investments.  Approximately $2.5 million is invested in privately held companies through investments with portfolio managers.  Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested.

Index
ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on this evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2015, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Other Matters Relating to Internal Control Over Financial Reporting

Under the Company’s agreements with Sprint, Sprint provides the Company with billing, collections, customer care, certain network operations and other back-office services for the PCS operation. As a result, Sprint remits to the Company approximately 57% of the Company’s total operating revenues.  Due to this relationship, the Company necessarily relies on Sprint to provide accurate, timely and sufficient data and information to properly record the Company’s revenues and accounts receivable, which underlie a substantial portion of the Company’s periodic financial statements and other financial disclosures.

Information provided by Sprint includes reports regarding the subscriber accounts receivable in the Company’s markets.  Sprint provides the Company with monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level.  The Company reviews these various reports to identify discrepancies or errors.  Under the Company’s agreements with Sprint, the Company is entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 22.0% of revenue retained by Sprint.  Because of the Company’s reliance on Sprint for financial information, the Company must depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint’s other Sprint PCS affiliate network partners.  To address this issue, Sprint engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness” under guidance provided in Statements on Standards for Attestation Engagements No. 16 (“SSAE 16”).  The report is provided to the Company on an annual basis and covers a nine-month period. The most recent report covered the period from January 1, 2014 to September 30, 2014.  The most recent report indicated there were no material issues which would adversely affect the information used to support the recording of the revenues provided by Sprint related to the Company’s relationship with them.

Index
PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors

As previously discussed, our actual results could differ materially from our forward-looking statements. There have been no material changes in the risk factors  from those described in Part 1, Item 1A of  the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In conjunction with exercises of stock options and distributions of vested share awards, the Company periodically repurchases shares from recipients to satisfy some of the exercise price of the options being exercised or taxes payable associated with the distribution of shares.  The following table provides information about the Company’s repurchases of shares during the three months ended March 31, 2015:

	Number of Shares Purchased	Average Price Paid per Share
January 1 to January 31	781	$31.23
February 1 to February 28	24,227	$29.90
March 1 to March 31	495	$28.90

Total	25,503	$29.92

Index
ITEM 6.	Exhibits

(a) The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY
(Registrant)

/s/Adele M. Skolits
Adele M. Skolits
Vice President - Finance and Chief Financial Officer
Date: May 4, 2015

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