Form 10-Q
period 2015-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2015-07-31
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

The number of shares of the registrant’s common stock outstanding on July 23, 2015 was 24,198,020.

SHENANDOAH TELECOMMUNICATIONS COMPANY

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	June 30, 2015	December 31, 2014

Current Assets
Cash and cash equivalents	$92,137	$68,917
Accounts receivable, net	29,806	30,371
Income taxes receivable	-	14,752
Materials and supplies	5,708	8,794
Prepaid expenses and other	5,577	4,279
Deferred income taxes	1,174	1,211
Total current assets	134,402	128,324

Investments, including $2,752 and $2,661 carried at fair value	10,526	10,089

Property, plant and equipment, net	402,877	405,907

Other Assets
Intangible assets, net	67,535	68,260
Deferred charges and other assets, net	6,917	6,662
Other assets, net	74,452	74,922
Total assets	$622,257	$619,242

See accompanying notes to unaudited consolidated financial statements.

(Continued)

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	June 30, 2015	December 31, 2014

Current Liabilities
Current maturities of long-term debt	$23,000	$23,000
Accounts payable	9,410	11,151
Advanced billings and customer deposits	11,373	12,375
Accrued compensation	3,480	5,466
Income taxes payable	499	-
Accrued liabilities and other	7,926	7,162
Total current liabilities	55,688	59,154

Long-term debt, less current maturities	189,750	201,250

Other Long-Term Liabilities
Deferred income taxes	72,241	76,777
Deferred lease payable	7,686	7,180
Asset retirement obligations	7,522	6,928
Other liabilities	9,653	9,607
Total other long-term liabilities	97,102	100,492

Commitments and Contingencies

Shareholders’ Equity
Common stock	30,904	29,712
Accumulated other comprehensive income	541	1,122
Retained earnings	248,272	227,512
Total shareholders’ equity	279,717	258,346

Total liabilities and shareholders’ equity	$622,257	$619,242

See accompanying notes to unaudited consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Operating revenues	$85,701	$81,416	169,989	$161,868

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	30,280	32,403	60,970	64,639
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	19,008	16,625	37,742	33,773
Depreciation and amortization	17,663	16,595	34,001	31,983
Total operating expenses	66,951	65,623	132,713	130,395
Operating income	18,750	15,793	37,276	31,473

Other income (expense):
Interest expense	(1,940)	(2,065)	(3,855)	(4,112)
Gain on investments, net	98	114	200	96
Non-operating income, net	442	459	874	1,086
Income before income taxes	17,350	14,301	34,495	28,543

Income tax expense	6,876	5,686	13,735	11,312
Net income	$10,474	$8,615	$20,760	$17,231

Other comprehensive income:
Unrealized gain (loss) on interest rate hedge, net of tax	326	(913)	(581)	(1,260)
Comprehensive income	$10,800	$7,702	$20,179	$15,971

Earnings per share:
Basic	$0.43	$0.36	$0.86	$0.72
Diluted	$0.43	$0.35	$0.85	$0.71

Weighted average shares outstanding, basic	24,190	24,102	24,172	24,080

Weighted average shares outstanding, diluted	24,502	24,320	24,463	24,271

See accompanying notes to unaudited consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2013	24,040	$26,759	$204,962	$2,594	$234,315

Net income	-	-	33,883	-	33,883
Other comprehensive loss, net of tax	-	-	-	(1,472)	(1,472)
Dividends declared ($0.47 per share)	-	-	(11,333)	-	(11,333)
Dividends reinvested in common stock	19	572	-	-	572
Stock based compensation	-	2,624	-	-	2,624
Common stock issued through exercise of incentive stock options	51	1,141	-	-	1,141
Common stock issued for share awards	81	-	-	-	-
Common stock issued	1	6	-	-	6
Common stock repurchased	(60)	(1,785)	-	-	(1,785)
Net excess tax benefit from stock options exercised	-	395	-	-	395

Balance, December 31, 2014	24,132	$29,712	$227,512	$1,122	$258,346

Net income	-	-	20,760	-	20,760
Other comprehensive loss, net of tax	-	-	-	(581)	(581)
Stock based compensation	-	1,662	-	-	1,662
Stock options exercised	23	525	-	-	525
Common stock issued for share awards	87	-	-	-	-
Common stock issued	1	5	-	-	5
Common stock repurchased	(45)	(1,450)	-	-	(1,450)
Net excess tax benefit from stock options exercised	-	450	-	-	450

Balance, June 30, 2015	24,198	$30,904	$248,272	$541	$279,717

See accompanying notes to unaudited consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2015	2014

Cash Flows From Operating Activities
Net income	$20,760	$17,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,189	30,325
Amortization	812	1,658
Provision for bad debt	905	550
Stock based compensation expense	1,430	1,560
Excess tax benefits on stock awards	(450)	(394)
Deferred income taxes	(3,656)	(4,983)
Net (gain) loss on disposal of equipment	227	(313)
Unrealized (gain) loss on investments	(54)	(74)
Net gains from patronage and equity investments	(385)	(289)
Amortization of long term debt issuance costs	289	300
Other	647	133
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(339)	(1,570)
Materials and supplies	(414)	3,120
Income taxes receivable	14,752	17,157
Other assets	(3,421)	950
Increase (decrease) in:
Accounts payable	(2,911)	2,367
Income taxes payable	499	-
Deferred lease payable	506	502
Other deferrals and accruals	(2,116)	(1,654)

Net cash provided by operating activities	$60,270	$66,576

Cash Flows From Investing Activities
Acquisition of property, plant and equipment	$(25,135)	$(32,804)
Proceeds from sale of equipment	52	223
Cash distributions from investments	3	27

Net cash used in investing activities	$(25,080)	$(32,554)

(Continued)

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2015	2014

Cash Flows From Financing Activities
Principal payments on long-term debt	$(11,500)	$-
Excess tax benefits on stock awards	450	394
Repurchases of stock	(1,450)	(1,771)
Proceeds from issuances of stock	530	1,124

Net cash used in financing activities	$(11,970)	$(253)

Net increase in cash and cash equivalents	$23,220	$33,769

Cash and cash equivalents:
Beginning	68,917	38,316
Ending	$92,137	$72,085

Supplemental Disclosures of Cash Flow Information
Cash payments for:

Interest	$3,782	$3,930

Income taxes paid (refunded)	$2,139	$(580)

At June 30, 2015, accounts payable included approximately $1.2 million associated with capital expenditures. Cash flows for accounts payable and acquisition of property, plant and equipment exclude this activity.

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

2.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Plant in service	$692,038	$675,321
Plant under construction	22,550	18,078
	714,588	693,399
Less accumulated amortization and depreciation	311,711	287,492
Net property, plant and equipment	$402,877	$405,907

3.	Earnings per share

Basic net income per share was computed on the weighted average number of shares outstanding.  Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options.  Of the 696 thousand and 694 thousand shares and options outstanding at June 30, 2015 and 2014, respectively, 79 thousand and zero were anti-dilutive, respectively.  These shares and options have been excluded from the computations of diluted earnings per share for their respective period.  There were no adjustments to net income for either period.

4.	Investments Carried at Fair Value

Investments include $2.8 million and $2.7 million of investments carried at fair value as of June 30, 2015 and December 31, 2014, respectively, consisting of equity, bond and money market mutual funds.  These investments were acquired under a rabbi trust arrangement related to the Company’s nonqualified Supplemental Executive Retirement Plan (the “SERP”). The Company purchases investments in the trust to mirror the investment elections of participants in the SERP; gains and losses on the investments in the trust are reflected as increases or decreases in the liability owed to the participants. During the six months ended June 30, 2015, the Company recognized $37 thousand in dividend and interest income from investments, and recorded net unrealized gains of $54 thousand on these investments. Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds.

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

The Company entered into a pay-fixed, receive-variable interest rate swap of $174.6 million of notional principal in September 2012.  This interest rate swap was designated as a cash flow hedge.  The total outstanding notional amount of the cash flow hedge was $161.5 million as of June 30, 2015.  The outstanding notional amount decreases as the Company makes scheduled principal payments on the debt.

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

Amounts reported in accumulated other comprehensive income related to the interest rate swap designated and that qualifies as a cash flow hedge are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 30, 2015, the Company estimates that $1.2 million will be reclassified as an increase to interest expense during the next twelve months due to the interest rate swap since the hedge interest rate exceeds the variable interest rate on the debt.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of June 30, 2015 and December 31, 2014 (in thousands):

Derivatives
	Fair Value as of
Balance Sheet Location	June 30, 2015	December 31, 2014

Derivatives designated as hedging instruments:

Interest rate swap
Accrued liabilities and other	$(1,167)	$(1,309)
Deferred charges and other assets, net	2,065	3,180
Total derivatives designated as hedging instruments	$898	$1,871

The fair value of interest rate swaps is determined using a pricing model with inputs that are observable in the market (level 2 fair value inputs).

Index
The table below presents change in accumulated other comprehensive income by component for the six months ended June 30, 2015 (in thousands):

	Gains and (Losses) on Cash Flow Hedges	Income Tax (Expense) Benefit	Accumulated Other Comprehensive Income
Balance as of December 31, 2014	$1,871	$(749)	$1,122
Other comprehensive loss before reclassifications	(1,771)	711	(1,060)
Amounts reclassified from accumulated other comprehensive income (to interest expense)	798	(319)	479
Net current period other comprehensive loss	(973)	392	(581)
Balance as of June 30, 2015	$898	$(357)	$541

7.	Segment Information

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

Three months ended June 30, 2015

(in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$48,749	$22,117	$4,889	$-	$-	$75,755
Other	2,848	1,850	5,248	-	-	9,946
Total external revenues	51,597	23,967	10,137	-	-	85,701
Internal revenues	1,105	186	6,326	-	(7,617)	-
Total operating revenues	52,702	24,153	16,463	-	(7,617)	85,701

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	15,903	13,635	7,677	(16)	(6,919)	30,280
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	8,917	5,084	1,736	3,969	(698)	19,008
Depreciation and amortization	8,612	5,859	3,083	109	-	17,663
Total operating expenses	33,432	24,578	12,496	4,062	(7,617)	66,951
Operating income (loss)	$19,270	$(425)	$3,967	$(4,062)	$-	$18,750

Index
Three months ended June 30, 2014

(in thousands)

	Wireless	Cable (1)	Wireline (1)	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$47,868	$18,981	$4,795	$-	$-	$71,644
Other	2,813	1,823	5,136	-	-	9,772
Total external revenues	50,681	20,804	9,931	-	-	81,416
Internal revenues	1,094	33	5,713	-	(6,840)	-
Total operating revenues	51,775	20,837	15,644	-	(6,840)	81,416

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	18,476	12,421	7,737	-	(6,231)	32,403
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	7,657	4,735	1,493	3,349	(609)	16,625
Depreciation and amortization	8,071	5,766	2,653	105	-	16,595
Total operating expenses	34,204	22,922	11,883	3,454	(6,840)	65,623
Operating income (loss)	17,571	(2,085)	3,761	(3,454)	-	15,793

Six months ended June 30, 2015

(in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$97,124	$43,518	$9,639	$-	$-	$150,281
Other	5,878	3,613	10,217	-	-	19,708
Total external revenues	103,002	47,131	19,856	-	-	169,989
Internal revenues	2,209	334	12,192	-	(14,735)	-
Total operating revenues	105,211	47,465	32,048	-	(14,735)	169,989

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	32,090	27,253	15,011	-	(13,384)	60,970
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	17,969	9,976	3,234	7,914	(1,351)	37,742
Depreciation and amortization	16,444	11,338	6,007	212	-	34,001
Total operating expenses	66,503	48,567	24,252	8,126	(14,735)	132,713
Operating income (loss)	38,708	(1,102)	7,796	(8,126)	-	37,276

Six months ended June 30, 2014

(in thousands)

	Wireless	Cable (1)	Wireline (1)	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$95,100	$37,855	$9,515	$-	$-	$142,470
Other	5,569	3,403	10,426	-	-	19,398
Total external revenues	100,669	41,258	19,941	-	-	161,868
Internal revenues	2,184	59	11,478	-	(13,721)	-
Total operating revenues	102,853	41,317	31,419	-	(13,721)	161,868

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	37,132	24,811	15,219	-	(12,523)	64,639
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	16,089	9,381	2,737	6,764	(1,198)	33,773
Depreciation and amortization	15,268	11,170	5,350	195	-	31,983
Total operating expenses	68,489	45,362	23,306	6,959	(13,721)	130,395
Operating income (loss)	34,364	(4,045)	8,113	(6,959)	-	31,473

(1)	Prior year service and other revenue amounts have been recast to conform to the current year presentation of video and internet equipment revenues being included in service revenue rather than other revenue.

Index
A reconciliation of the total of the reportable segments’ operating income to consolidated income before taxes is as follows:

	Three Months Ended June 30,
(in thousands)	2015	2014
Total consolidated operating income	$18,750	$15,793
Interest expense	(1,940)	(2,065)
Non-operating income, net	540	573
Income before taxes	$17,350	$14,301

	Six Months Ended June 30,
	2015	2014
Total consolidated operating income	$37,276	$31,473
Interest expense	(3,855)	(4,112)
Non-operating income, net	1,074	1,182
Income before taxes	$34,495	$28,543

The Company’s assets by segment are as follows:

(in thousands)	June 30, 2015	December 31, 2014
Wireless	$227,089	$218,887
Cable	208,584	201,232
Wireline	98,003	98,081
Other	445,039	446,028
Combined totals	978,715	964,228
Inter-segment eliminations	(356,458)	(344,986)
Consolidated totals	$622,257	$619,242

8.	Income Taxes

The Company files U.S. federal income tax returns and various state and local income tax returns.  Years prior to 2011 are no longer subject to examination. The Company is not subject to any state or federal income tax audits as of June 30, 2015.

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

Index
Results of Operations
Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014

The Company’s consolidated results for the second quarter of 2015 and 2014 are summarized as follows:

	Three Months Ended June 30,		Change
(in thousands)	2015	2014	$	%
Operating revenues	$85,701	$81,416	$4,285	5.3
Operating expenses	66,951	65,623	1,328	2.0
Operating income	18,750	15,793	2,957	18.7

Interest expense	(1,940)	(2,065)	125	(6.1)
Other income, net	540	573	(33)	(5.8)
Income before taxes	17,350	14,301	3,049	21.3
Income tax expense	6,876	5,686	1,190	20.9
Net income	$10,474	$8,615	$1,859	21.6

Operating revenues

For the three months ended June 30, 2015, operating revenues increased $4.3 million, or 5.3%. Cable segment revenue grew $3.3 million on higher internet and voice subscribers, a video price increase in January 2015, and internet customers upgrading to higher-priced plans. Wireless segment revenues increased $0.9 million compared to the second quarter of 2014. Net prepaid service revenue increased $1.2 million, driven by 6.3% subscriber growth, but was partially offset by a $0.4 million decline in net postpaid service revenues that resulted from lower revenue service plans associated with handset financing and leasing plans. Wireline segment revenue increased $0.8 million, primarily due to growth in fiber contracts.

Operating expenses

Total operating expenses were $67.0 million in the second quarter of 2015 compared to $65.6 million in the prior year period.  Cost of goods and services sold decreased $2.1 million, primarily due to a $3.1 million decrease in PCS postpaid handset costs, partially offset by a $1.0 million increase in cable programming costs. Selling, general and administrative expenses increased $2.4 million, including increases of $0.6 million to support the wireless prepaid business, $0.6 million to support marketing and selling functions in other areas of the business, $0.6 million for professional services, and $0.4 million related to growth in customer service and bad debt expenses. Depreciation and amortization expense increased $1.1 million, primarily due to ongoing projects to expand and upgrade the wireless, cable and fiber networks.

Income tax expense

The Company’s effective tax rate decreased from 39.8% for the three months ended June 30, 2014 to 39.6% for the three months ended June 30, 2015.  For the remainder of 2015, the Company expects that its effective tax rate, without unanticipated adjustments, will be approximately 40.0%.

Net income

For the three months ended June 30, 2015, net income increased $1.9 million, or 21.6%, primarily reflecting growth in Cable and Wireless segment operating results, offset by higher income tax expenses.

Index
Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

Consolidated Results

The Company’s consolidated results for the first six months of 2015 and 2014 are summarized as follows:

(in thousands)	Six Months Ended June 30,		Change
	2015	2014	$	%
Operating revenues	$169,989	$161,868	$8,121	5.0
Operating expenses	132,713	130,395	2,318	1.8
Operating income	37,276	31,473	5,803	18.4

Interest expense	(3,855)	(4,112)	257	(6.3)
Other income (expense), net	1,074	1,182	(108)	(9.1)
Income before taxes	34,495	28,543	5,952	20.9
Income tax expense	13,735	11,312	2,423	21.4
Net income	$20,760	$17,231	$3,529	20.5

Operating revenues

For the six months ended June 30, 2015, operating revenues increased $8.1 million, or 5.0%. Cable segment service revenue grew $5.7 million as a result of a 6.4% growth in average subscriber counts and an increase in revenue per subscriber. Wireless segment revenues increased $2.3 million compared to the first six months of 2014 primarily due to growth in net prepaid service revenue. Wireline segment revenues increased by $0.6 million due to growth of internet service revenue and fiber revenues.

Operating expenses

Total operating expenses were $132.7 million in the six months ended June 30, 2015 compared to $130.4 million in the prior year period.  Cost of goods and services sold decreased $3.7 million, primarily due to a $5.8 million decrease in PCS postpaid handset costs, partially offset by a $2.3 million increase in cable programming costs. Selling, general and administrative expenses increased $4.0 million, including increases of $1.5 million to support the wireless prepaid business, $1.1 million for professional services, $0.6 million of property and other operating taxes, and $0.4 million related to growth in bad debt expenses. Depreciation and amortization expense increased $2.0 million, primarily due to ongoing projects to expand and upgrade the wireless, cable and fiber networks.

Income tax expense

The Company’s effective tax rate increased from 39.6% for the six months ended June 30, 2014 to 39.8% for the six months ended June 30, 2015.  For the remainder of 2015, the Company expects that its effective tax rate, without unanticipated adjustments, will be approximately 40.0%.

Net income

For the six months ended June 30, 2015, net income increased $3.5 million, or 20.5%, primarily reflecting growth in subscriber counts in the Wireless and Cable segments, offset by higher depreciation expense and costs associated with prepaid wireless programs.

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

Index
PCS receives revenues from Sprint for subscribers that obtain service in PCS’s network coverage area.  PCS relies on Sprint to provide timely, accurate and complete information to record the appropriate revenue for each financial period.  Postpaid revenues received from Sprint are recorded net of certain fees retained by Sprint.  These fees total 22% of net postpaid billed revenue, as defined in the Sprint PCS affiliate agreement.

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

In April 2014, the Company’s PCS stores began participating in Sprint’s postpaid handset financing programs, whereby Sprint enters into a financing agreement with the subscriber and the subscriber receives a handset from Sprint.  The equipment revenue from the subscriber and the handset expense are Sprint’s responsibility and are not recorded by the Company. In the second quarter of 2015, approximately 65% of postpaid handset transactions through Company channels involved a financing plan. All else being equal, the service plans for these subscribers generate less monthly service revenue compared to plans with a subsidized handset.

The following tables show selected operating statistics of the Wireless segment as of the dates shown:

	June 30, 2015	December 31, 2014	June 30, 2014	December 31, 2013
Retail PCS Subscribers – Postpaid	296,492	287,867	277,673	273,721
Retail PCS Subscribers – Prepaid	145,431	145,162	138,176	137,047
PCS Market POPS (000) (1)	2,421	2,415	2,406	2,397
PCS Covered POPS (000) (1)	2,213	2,207	2,100	2,067
CDMA Base Stations (sites)	546	537	528	526
Towers Owned	154	154	154	153
Non-affiliate Cell Site Leases (2)	202	198	195	217

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Gross PCS Subscriber Additions - Postpaid	17,734	15,898	34,839	31,483
Net PCS Subscriber Additions - Postpaid	5,414	2,648	8,625	3,952
Gross PCS Subscriber Additions - Prepaid	19,958	15,286	43,578	34,485
Net PCS Subscriber Additions (Losses) - Prepaid	(2,352)	(361)	269	1,129
PCS Average Monthly Retail Churn % - Postpaid (3)	1.40%	1.60%	1.50%	1.67%
PCS Average Monthly Retail Churn % - Prepaid (3)	5.07%	3.78%	4.92%	4.03%

1)	POPS refers to the estimated population of a given geographic area and is based on information purchased from third party sources. Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the Company’s network. Covered POPS increased in 2014 primarily as a result of the Company’s deployment of the 800 megahertz spectrum at existing cell sites.
2)	The decreases during 2014 are primarily a result of termination of Sprint iDEN leases associated with the former Nextel network.
3)	PCS Average Monthly Retail Churn is the average of the monthly subscriber turnover, or churn, calculations for the period.

Index
Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014

(in thousands)	Three Months Ended June 30,		Change
	2015	2014	$	%
Segment operating revenues
Wireless service revenue	$48,749	$47,868	$881	1.8
Tower lease revenue	2,592	2,466	126	5.1
Equipment revenue	1,286	1,306	(20)	(1.5)
Other revenue	75	135	(60)	(44.4)
Total segment operating revenues	52,702	51,775	927	1.8
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	15,903	18,476	(2,573)	(13.9)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	8,917	7,657	1,260	16.5
Depreciation and amortization	8,612	8,071	541	6.7
Total segment operating expenses	33,432	34,204	(772)	(2.3)
Segment operating income	$19,270	$17,571	$1,699	9.7

Operating revenues

Wireless service revenue increased $0.9 million, or 1.8%, for the three months ended June 30, 2015, compared to the comparable 2014 period.  Net prepaid service revenues grew $1.2 million, or 11.1%, due to 6.3% growth in average prepaid subscribers over 2014 and improved product mix. Net postpaid service revenues decreased $0.4 million. Average postpaid subscribers increased 6.4% in 2015 over the 2014 period, but was more than offset by a switch to lower revenue service plans associated with handset financing plans.  Under these programs, the Company receives less service revenue from the subscriber, while the equipment revenue from the subscriber and the handset expense become Sprint’s responsibility and are not recorded by the Company.  The decreases in service revenues are currently more than offset by a decrease in handset expense within cost of goods and services.

Cost of goods and services

Cost of goods and services decreased $2.6 million, or 13.9%, in 2015 from the second quarter of 2014. Postpaid handset costs decreased $3.1 million, as handset expenses associated with financing and leasing plans are Sprint’s responsibility and are not recorded by the Company. Prepaid handset costs increased $0.3 million due to an increase in gross prepaid subscriber additions.  Network costs increased $0.2 million, driven by increases in rent and power expenses.

Selling, general and administrative

Selling, general and administrative costs increased $1.3 million, or 16.5%, in the second quarter of 2015 from the comparable 2014 period.  Advertising expenses grew $0.4 million. Costs to support the prepaid subscriber base grew $0.3 million, driven by subscriber growth, product mix, and higher expense rates. Costs associated with the addition of prepaid subscribers increased $0.3 million, driven by a 30.6% increase in prepaid gross additions over the prior year quarter. Personnel costs and other retail store expenses increased $0.3 million due to the addition of new stores.

Depreciation and amortization

Depreciation and amortization increased $0.5 million, or 6.7%, in the second quarter of 2015 over the comparable 2014 period. Depreciation expense grew $0.7 million due to ongoing investments in wireless network coverage and capacity. The increase was partially offset by a $0.2 million decline in amortization expense.

Index
Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

(in thousands)	Six Months Ended June 30,		Change
	2015	2014	$	%

Segment operating revenues
Wireless service revenue	$97,124	$95,100	$2,024	2.1
Tower lease revenue	5,162	5,030	132	2.6
Equipment revenue	2,767	2,503	264	10.5
Other revenue	158	220	(62)	(28.2)
Total segment operating revenues	105,211	102,853	2,358	2.3
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	32,090	37,132	(5,042)	(13.6)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	17,969	16,089	1,880	11.7
Depreciation and amortization	16,444	15,268	1,176	7.7
Total segment operating expenses	66,503	68,489	(1,986)	(2.9)
Segment operating income	$38,708	$34,364	$4,344	12.6

Operating revenues

Wireless service revenue increased $2.0 million, or 2.1%, for the six months ended June 30, 2015, compared to the comparable 2014 period.  Net prepaid service revenues grew $2.2 million, or 9.9%, due primarily to 6.3% growth in average prepaid subscribers over 2014. Net postpaid service revenues decreased $0.1 million.  Average postpaid subscribers increased 5.9% in 2015 over the 2014 period, but was largely offset by a switch to lower revenue service plans associated with handset financing plans.  Under these programs, the Company receives less service revenue from the subscriber, while the equipment revenue from the subscriber and the handset expense become Sprint’s responsibility and are not recorded by the Company.  The decreases in service revenues are currently more than offset by a decrease in handset expense within cost of goods and services.

Equipment revenue increased due primarily to lower discounts on subsidized handset sales.

Cost of goods and services

Cost of goods and services decreased $5.0 million, or 13.6%, in 2015 from the first half of 2014. Postpaid handset costs decreased $5.8 million, as handset expenses associated with financing and leasing plans are Sprint’s responsibility and are not recorded by the Company. Prepaid handset costs increased $0.3 million due to an increase in gross prepaid subscriber additions. The prior year period included a one-time $0.4 million gain on disposal of 3G equipment.

Selling, general and administrative

Selling, general and administrative costs increased $1.9 million, or 11.7%, in the first six months of 2015 from the comparable 2014 period.  Costs to support the prepaid subscriber base grew $1.5 million, driven by subscriber growth, product mix, and higher expense rates. Advertising expenses increased $0.6 million. Personnel costs increased $0.3 million due to the addition of new retail stores.  The increases were partially offset by a $0.8 million decline in third party commissions expense due to lower volume of commissionable handsets activated through dealer channels.

Depreciation and amortization

Depreciation and amortization increased $1.2 million, or 7.7%, in the first six months of 2015 over the comparable 2014 period. Depreciation expense grew $1.6 million due to ongoing investments in wireless network coverage and capacity. The increase was partially offset by a $0.4 million decline in amortization expense.

Index
Cable

The Cable segment provides video, internet and voice services in franchise areas in portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area. It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia.

	June 30, 2015	December 31, 2014	June 30, 2014	December 31, 2013
Homes Passed (1)	172,144	171,589	171,147	170,470
Customer Relationships (2)
Video customers	48,659	49,247	50,159	51,197
Non-video customers	22,810	22,051	19,730	18,341
Total customer relationships	71,469	71,298	69,889	69,538
Video
Customers (3)	50,892	52,095	51,699	53,076
Penetration (4)	29.6%	30.4%	30.2%	31.1%
Digital video penetration (5)	73.8%	65.9%	63.6%	49.2%
High-speed Internet
Available Homes (6)	172,144	171,589	168,923	168,255
Customers (3)	53,097	51,359	48,096	45,776
Penetration (4)	30.8%	29.9%	28.5%	27.2%
Voice
Available Homes (6)	169,407	168,852	166,186	163,282
Customers (3)	19,401	18,262	16,426	14,988
Penetration (4)	11.5%	10.8%	9.9%	9.2%
Total Revenue Generating Units (7)	123,390	121,716	116,221	113,840
Fiber Route Miles	2,839	2,834	2,463	2,636
Total Fiber Miles (8)	73,735	72,694	70,772	69,296

1)	Homes and businesses are considered passed (“homes passed”) if we can connect them to our distribution system without further extending the transmission lines. Homes passed is an estimate based upon the best available information.
2)	Customer relationships represent the number of customers who receive at least one of our services.
3)	Generally, a dwelling or commercial unit with one or more television sets connected to our distribution system counts as one video customer. Where services are provided on a bulk basis, such as to hotels and some multi-dwelling units, the revenue charged to the customer is divided by the rate for comparable service in the local market to determine the number of customer equivalents included in the customer counts shown above.
4)	Penetration is calculated by dividing the number of customers by the number of homes passed or available homes, as appropriate.
5)	Digital video penetration is calculated by dividing the number of digital video customers by total video customers. Digital video customers are video customers who receive any level of video service via digital transmission. A dwelling with one or more digital set-top boxes or digital adapters counts as one digital video customer.
6)	Homes and businesses are considered available (“available homes”) if we can connect them to our distribution system without further extending the transmission lines and if we offer the service in that area.
7)	Revenue generating units are the sum of video, voice and high-speed internet customers.
8)	Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Index
Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014

(in thousands)	Three Months Ended June 30,		Change
	2015	2014	$	%

Segment operating revenues
Service revenue (1)	$22,117	$18,981	$3,136	16.5
Other revenue (1)	2,036	1,856	180	9.7
Total segment operating revenues	24,153	20,837	3,316	15.9

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	13,635	12,421	1,214	9.8
Selling, general, and administrative, exclusive of depreciation and amortization shown separately below	5,084	4,735	349	7.4
Depreciation and amortization	5,859	5,766	93	1.6
Total segment operating expenses	24,578	22,922	1,656	7.2
Segment operating loss	$(425)	$(2,085)	$1,660	79.6

(1)	Prior year service and other revenue amounts have been recast to conform to the current year presentation of video and internet equipment revenues being included in service revenue rather than other revenue.

Operating revenues

Cable segment service revenue increased $3.1 million, or 16.5%. Internet service revenue increased $2.1 million, or 31.1%, due to a 10.4% increase in average internet subscribers, along with an improved product mix as customers upgrade to higher-speed plans. Video revenue, including retransmission consent fee surcharges, increased $1.1 million, driven by video rate increases in January 2015 and new customers selecting higher-priced digital TV services. Voice revenue increased $0.4 million due to 19.5% growth in average voice revenue generating units. These increases were partially offset by a $0.7 million increase in bundle discounts.

Other revenue grew $0.2 million, primarily due to new fiber contracts.

Operating expenses

Cable segment cost of goods and services increased $1.2 million, or 9.8%, in the second quarter of 2015 over the comparable 2014 period. Video programming costs, including retransmission consent fees, increased $1.0 million as the impact of rising rates per subscriber outpaced declining video subscriber counts.

Selling, general and administrative expenses grew $0.3 million against the prior year quarter as growth in bad debt expense, administrative expenses and operating taxes was partially offset by a decline in marketing and selling costs.

Index
Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

(in thousands)	Six Months Ended June 30,		Change
	2015	2014	$	%

Segment operating revenues
Service revenue (1)	$43,518	$37,855	$5,663	15.0
Other revenue (1)	3,947	3,462	485	14.0
Total segment operating revenues	47,465	41,317	6,148	14.9

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	27,253	24,811	2,442	9.8
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	9,976	9,381	595	6.3
Depreciation and amortization	11,338	11,170	168	1.5
Total segment operating expenses	48,567	45,362	3,205	7.1
Segment operating loss	$(1,102)	$(4,045)	$2,943	72.8

(1)	Prior year service and other revenue amounts have been recast to conform to the current year presentation of video and internet equipment revenues being included in service revenue rather than other revenue

Operating revenues

Cable segment service revenue increased $5.7 million, or 15.0%. Internet service revenue increased $4.2 million, or 32.2%, due to a 10.8% increase in average internet subscribers, along with an improved product mix as customers upgrade to higher-speed plans. Video revenue, including retransmission consent fee surcharges, increased $1.9 million driven by video rate increases in January 2015 and new customers selecting higher-priced digital TV services. Voice revenue increased $0.7 million due to 20.6% growth in average voice revenue generating units. These increases were partially offset by a $1.6 million increase in bundle discounts.

Other revenue grew $0.5 million, primarily due to new fiber contracts.

Operating expenses

Cable segment cost of goods and services increased $2.4 million, or 9.8%, in the six months ended June 30, 2015 over the comparable 2014 period. Video programming costs, including retransmission consent fees, increased $2.3 million as the impact of rising rates per subscriber outpaced declining video subscriber counts.

Selling, general and administrative expenses grew $0.6 million against the prior year period as growth in administrative, bad debt and operating tax expenses was partially offset by a decline in customer service costs.

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

Index
	June 30, 2015	Dec. 31, 2014	June 30, 2014	Dec. 31, 2013
Telephone Access Lines	21,615	21,612	21,842	22,106
Long Distance Subscribers	9,560	9,571	9,730	9,851
Video Customers(1)	5,473	5,692	5,904	6,342
DSL Subscribers	12,856	12,742	12,707	12,632
Fiber Route Miles	1,590	1,556	1,455	1,452
Total Fiber Miles (2)	102,821	99,387	85,348	84,600

1)	The Wireline segment’s video service passes approximately 16,000 homes.
2)	Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles. Fiber counts were revised following a review of fiber records in the first quarter of 2015.

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014

	Three Months Ended June 30,		Change
(in thousands)	2015	2014	$	%
Segment operating revenues
Service revenue (1)	$5,530	$5,301	$229	4.3
Carrier access and fiber revenues (1)	10,151	9,639	512	5.3
Other revenue (1)	782	704	78	11.1
Total segment operating revenues	16,463	15,644	819	5.2

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	7,677	7,737	(60)	(0.8)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,736	1,493	243	16.3
Depreciation and amortization	3,083	2,653	430	16.2
Total segment operating expenses	12,496	11,883	613	5.2
Segment operating income	$3,967	$3,761	$206	5.5

(1)	Prior year categories of access revenue, facilities lease revenue and equipment revenue have been combined into the new category of carrier access and fiber revenue to conform to current year presentation. Additionally, set-top box revenues included in other revenue in the prior year are now presented within service revenue.

Operating revenues

Total operating revenues in the quarter ended June 30, 2015 increased $0.8 million, or 5.2%, against the comparable 2014 period. Carrier access and fiber revenues increased $0.5 million due to growth in both affiliate and non-affiliate fiber contracts. Internet service revenue increased $0.2 million as customers upgrade to higher-speed plans.

Operating expenses

Operating expenses overall increased $0.6 million, or 5.2%, in the quarter ended June 30, 2015, compared to the 2014 quarter. Selling, general and administrative expenses increased as a result of growth in sales and customer service support teams. Depreciation expense grew as a result of continued investment in the construction of fiber facilities.

Index
Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

(in thousands)	Six Months Ended June 30,		Change
	2015	2014	$	%
Segment operating revenues
Service revenue (1)	$10,824	$10,507	$317	3.0
Carrier access and fiber revenue (1)	19,678	19,514	164	0.8
Other revenue (1)	1,546	1,398	148	10.6
Total segment operating revenues	32,048	31,419	629	2.0

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	15,011	15,219	(208)	(1.4)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	3,234	2,737	497	18.2
Depreciation and amortization	6,007	5,350	657	12.3
Total segment operating expenses	24,252	23,306	946	4.1
Segment operating income	$7,796	$8,113	$(317)	(3.9)

(1)	Prior year categories of access revenue, facilities lease revenue and equipment revenue have been combined into the new category of carrier access and fiber revenue to conform to current year presentation. Additionally, set-top box revenues included in other revenue in the prior year are now presented within service revenue.

Operating revenues

Total operating revenues in the six months ended June 30, 2015 increased $0.6 million, or 2.0%, against the comparable 2014 period. Internet service revenue increased $0.3 million as customers upgrade to higher-speed plans.
Carrier access and fiber revenues increased $0.2 million as growth in affiliate and non-affiliate fiber contracts were offset by the impact of favorable NECA pool adjustments that were recorded in the first quarter of 2014.

Operating expenses

Operating expenses overall increased $0.9 million, or 4.1%, in the six months ended June 30, 2015, compared to the 2014 period. The decline in cost of goods and services primarily resulted from additional labor costs being capitalized to fixed asset project costs. Selling, general and administrative expenses increased as a result of growth in sales and customer service support teams. Depreciation expense grew as a result of continued investment in the construction of fiber facilities.

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

The following table shows adjusted OIBDA for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Adjusted OIBDA	$37,239	$33,043	$72,934	$64,703

Index
The following table reconciles adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure, for the three and six months ended June 30, 2015 and 2014:

Consolidated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Operating income	$18,750	$15,793	$37,276	$31,473
Plus depreciation and amortization	17,663	16,595	34,001	31,983
Plus (gain) loss on asset sales	218	123	227	(313)
Plus share based compensation expense	608	532	1,430	1,560
Adjusted OIBDA	$37,239	$33,043	$72,934	$64,703

The following tables reconcile adjusted OIBDA to operating income by major segment for the three and six months ended June 30, 2015 and 2014:

Wireless Segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Operating income	$19,270	$17,571	$38,708	$34,364
Plus depreciation and amortization	8,612	8,071	16,444	15,268
Plus (gain) loss on asset sales	8	59	33	(293)
Plus share based compensation expense	143	112	334	328
Adjusted OIBDA	$28,033	$25,813	$55,519	$49,667

Cable Segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Operating loss	$(425)	$(2,085)	$(1,102)	$(4,045)
Plus depreciation and amortization	5,859	5,766	11,338	11,170
Plus loss on asset sales	65	39	52	16
Plus share based compensation expense	217	196	504	584
Adjusted OIBDA	$5,716	$3,916	$10,792	$7,725

Wireline Segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Operating income	$3,967	$3,761	$7,796	$8,113
Plus depreciation and amortization	3,083	2,653	6,007	5,350
Plus loss on asset sales	125	26	134	35
Plus share based compensation expense	106	102	246	280
Adjusted OIBDA	$7,281	$6,542	$14,183	$13,778

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

Sources and Uses of Cash. The Company generated $60.3 million of net cash from operations in the first six months of 2015, compared to $66.6 million in the first six months of 2014. The decrease was driven primarily by federal and state cash income tax payments in 2015, while the first half of 2014 reflected a small net refund of federal and state income taxes.

Indebtedness.  As of June 30, 2015, the Company’s indebtedness totaled $212.8 million, with an annualized effective interest rate of approximately 3.40% after considering the impact of the interest rate swap contract.  The balance consists of the Term Loan Facility at a variable rate (2.69% as of June 30, 2015) that resets monthly based on one month LIBOR plus a base rate of 2.50% currently.  The Term Loan Facility requires quarterly principal repayments of $5.75 million, which began on December 31, 2014 and will continue until the remaining expected balance of approximately $120.75 million is due at maturity on September 30, 2019.

The Company is bound by certain financial covenants under its Credit Agreement. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. As of June 30, 2015, the Company was in compliance with all debt covenants, and ratios at June 30, 2015 were as follows:

	Actual	Covenant Requirement at June 30, 2015
Total Leverage Ratio	1.50	2.00 or Lower
Debt Service Coverage Ratio	4.88	2.50 or Higher
Equity to Assets Ratio	45.0%	35.0% or Higher

In accordance with the Credit Agreement, the total leverage and debt service coverage ratios noted above are based on the twelve months ended June 30, 2015. In addition to the covenants above, the Company is required to supply the lender with quarterly financial statements and other reports as defined by the Credit Agreement. The Company was in compliance with all reporting requirements at June 30, 2015.

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

For the first six months of 2015, the Company spent $25.1 million on capital projects, compared to $32.8 million in the comparable 2014 period.  Spending related to Wireless projects accounted for $6.1 million in the first six months of 2015, primarily for new cell sites and upgrades to the network switch. Cable capital spending of $9.8 million related to network expansion and upgrades to support new customers and services. Wireline capital projects cost $7.3 million, driven primarily by fiber builds.  Other projects totaled $1.9 million, largely related to information technology projects.

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

Recently Issued Accounting Standards

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to approve a one-year deferral of the effective date. The new standard is effective for the Company on January 1, 2018. Early application is permitted as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2015, the FASB issued ASU No. 2015-2, Consolidation (Topic 820): Amendments to the Consolidation Analysis. The ASU provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are Variable Interest Entities (“VIEs”) or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after September 1, 2016 (fiscal 2017). The Company does not expect this ASU will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for the Company beginning on January 1, 2016. Early adoption is permitted. As of December 31, 2014, the Company had $2.2 million of unamortized debt issuance costs included in the Deferred Charges and Other Assets; upon adoption, this balance would be reclassified to Long Term Debt, Less Current Maturities, reducing that balance. The Company does not expect this adoption to have a material impact on its consolidated financial statements.

Index
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of June 30, 2015, the Company had $212.8 million of variable rate debt outstanding, bearing interest at a rate of 2.69% as determined on a monthly basis. An increase in market interest rates of 1.00% would add approximately $2.0 million to annual interest expense, excluding the effect of the interest rate swap.  In 2012, the Company entered into a swap agreement that covers notional principal equal to approximately 76% of the outstanding variable rate debt through maturity in 2019, requiring the Company to pay a fixed rate of 1.13% and receive a variable rate based on one month LIBOR (0.19% as of June 30, 2015), to manage a portion of its interest rate risk. Changes in the net interest paid or received under the 2012 swap would offset approximately 76% of the change in interest expense on the variable rate debt outstanding. The 2012 swap currently adds approximately $1.2 million to annual interest expense, based on the spread between the fixed rate and the variable rate currently in effect on our debt.

The second component of interest rate risk is temporary excess cash, which can be invested in various short-term investment vehicles such as overnight repurchase agreements and Treasury bills with a maturity of less than 90 days. As of June 30, 2015, the cash is invested in a combination of a commercial checking account that has limited interest rate risk, and three money market mutual funds that contain a total investment of $40 million.  Management continually evaluates the most beneficial use of these funds.

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

Management views market risk as having a potentially significant impact on the Company's results of operations, as future results could be adversely affected if interest rates were to increase significantly for an extended period, or if the Company’s need for additional external financing resulted in increases to the interest rates applied to all of its new and existing debt.  As of June 30, 2015, the Company has $51.2 million of variable rate debt with no interest rate protection.  The Company’s investments in publicly traded stock and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Supplemental Executive Retirement Plan.  General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

As of June 30, 2015, the Company had $7.8 million of cost and equity method investments.  Approximately $2.6 million is invested in privately held companies through investments with portfolio managers.  Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested.

Index
ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on this evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2015, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In conjunction with exercises of stock options and distributions of vested share awards, the Company periodically repurchases shares from recipients to satisfy some of the exercise price of the options being exercised or taxes payable associated with the distribution of shares.  The following table provides information about the Company’s repurchases of shares during the three months ended June 30, 2015:

	Number of Shares Purchased	Average Price Paid per Share
April 1 to April 30	13,294	$36.79
May 1 to May 31	5,816	$32.40
June 1 to June 30	258	$34.09

Total	19,368	$35.42

Index
ITEM 6.	Exhibits

(a)	The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY
(Registrant)

/s/Adele M. Skolits
Adele M. Skolits
Vice President - Finance and Chief Financial Officer
Date: July 31, 2015

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