Form 10-Q
period 2015-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2015-10-30
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

The number of shares of the registrant’s common stock outstanding on October 22, 2015 was 24,222,433.

SHENANDOAH TELECOMMUNICATIONS COMPANY

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	September 30, 2015	December 31, 2014

Current Assets
Cash and cash equivalents	$87,288	$68,917
Accounts receivable, net	32,025	30,371
Income taxes receivable	-	14,752
Materials and supplies	5,008	8,794
Prepaid expenses and other	6,196	4,279
Deferred income taxes	1,111	1,211
Total current assets	131,628	128,324

Investments, including $2,515 and $2,661 carried at fair value	10,380	10,089

Property, plant and equipment, net	398,435	405,907

Other Assets
Intangible assets, net	67,274	68,260
Deferred charges and other assets, net	12,527	6,662
Other assets, net	79,801	74,922
Total assets	$620,244	$619,242

See accompanying notes to unaudited consolidated financial statements.

(Continued)

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	September 30, 2015	December 31, 2014

Current Liabilities
Current maturities of long-term debt	$23,000	$23,000
Accounts payable	8,008	11,151
Advanced billings and customer deposits	11,818	12,375
Accrued compensation	3,956	5,466
Income taxes payable	1,675	-
Accrued liabilities and other	8,294	7,162
Total current liabilities	56,751	59,154

Long-term debt, less current maturities	184,000	201,250

Other Long-Term Liabilities
Deferred income taxes	67,511	76,777
Deferred lease payable	7,913	7,180
Asset retirement obligations	7,159	6,928
Other liabilities	9,469	9,607
Total other long-term liabilities	92,052	100,492

Commitments and Contingencies

Shareholders’ Equity
Common stock	31,611	29,712
Accumulated other comprehensive income (loss)	(438)	1,122
Retained earnings	256,268	227,512
Total shareholders’ equity	287,441	258,346

Total liabilities and shareholders’ equity	$620,244	$619,242

See accompanying notes to unaudited consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Operating revenues	$85,212	$82,268	255,202	$244,136

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	30,570	33,330	91,541	97,970
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	20,435	18,063	58,177	51,836
Depreciation and amortization	19,118	16,731	53,119	48,714
Total operating expenses	70,123	68,124	202,837	198,520
Operating income	15,089	14,144	52,365	45,616

Other income (expense):
Interest expense	(1,808)	(2,007)	(5,663)	(6,119)
Gain (loss) on investments, net	(211)	239	(12)	335
Non-operating income, net	391	409	1,265	1,496
Income before income taxes	13,461	12,785	47,955	41,328

Income tax expense	5,465	4,782	19,199	16,094
Net income	$7,996	$8,003	28,756	$25,234

Other comprehensive income:
Unrealized gain (loss) on interest rate hedge, net of tax	(979)	476	(1,560)	(784)
Comprehensive income	$7,017	$8,479	27,196	$24,450

Earnings per share:
Basic	$0.33	$0.33	$1.19	$1.05
Diluted	$0.33	$0.33	$1.17	$1.04

Weighted average shares outstanding, basic	24,203	24,113	24,182	24,091

Weighted average shares outstanding, diluted	24,535	24,393	24,483	24,334

     See accompanying notes to unaudited consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2013	24,040	$26,759	$204,962	$2,594	$234,315

Net income	-	-	33,883	-	33,883
Other comprehensive loss, net of tax	-	-	-	(1,472)	(1,472)
Dividends declared ($0.47 per share)	-	-	(11,333)	-	(11,333)
Dividends reinvested in common stock	19	572	-	-	572
Stock based compensation	-	2,624	-	-	2,624
Stock options exercised	51	1,141	-	-	1,141
Common stock issued for share awards	81	-	-	-	-
Common stock issued	1	6	-	-	6
Common stock repurchased	(60)	(1,785)	-	-	(1,785)
Net excess tax benefit from stock options exercised	-	395	-	-	395

Balance, December 31, 2014	24,132	$29,712	$227,512	$1,122	$258,346

Net income	-	-	28,756	-	28,756
Other comprehensive loss, net of tax	-	-	-	(1,560)	(1,560)
Stock based compensation	-	2,217	-	-	2,217
Stock options exercised	35	818	-	-	818
Common stock issued for share awards	105	-	-	-	-
Common stock issued	2	8	-	-	8
Common stock repurchased	(54)	(1,799)	-	-	(1,799)
Net excess tax benefit from stock options exercised	-	655	-	-	655
Balance, September 30, 2015	24,220	$31,611	$256,268	$(438)	$287,441

See accompanying notes to unaudited consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2015	2014

Cash Flows From Operating Activities
Net income	$28,756	$25,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,985	46,569
Amortization	1,134	2,145
Provision for bad debt	1,335	1,155
Stock based compensation expense	1,893	1,850
Excess tax benefits on stock awards	(655)	(395)
Deferred income taxes	(7,463)	(6,261)
Net loss on disposal of equipment	229	1,739
Realized loss on disposal of investments	20	-
Unrealized (gain) loss on investments	190	(40)
Net gains from patronage and equity investments	(540)	(667)
Amortization of long term debt issuance costs	430	453
Other	323	1,295
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,989)	(3,078)
Materials and supplies	286	3,111
Income taxes receivable	14,752	14,434
Other assets	(3,990)	354
Increase (decrease) in:
Accounts payable	(4,174)	2,411
Deferred lease payable	733	760
Income taxes payable	1,675	-
Other deferrals and accruals	(807)	269

Net cash provided by operating activities	$83,123	$91,338

Cash Flows From Investing Activities
Acquisition of property, plant and equipment	$(39,644)	$(51,197)
Proceeds from sale of equipment	242	390
Cash distributions from investments	38	40
Net cash used in investing activities	$(39,364)	$(50,767)

(Continued)

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2015	2014

Cash Flows From Financing Activities
Principal payments on long-term debt	$(17,250)	$-
Cash paid for debt issuance costs	(7,820)	-
Excess tax benefits on stock awards	655	395
Repurchases of stock	(1,799)	(1,785)
Proceeds from issuances of stock	826	1,146

Net cash used in financing activities	$(25,388)	$(244)

Net increase in cash and cash equivalents	$18,371	$40,327

Cash and cash equivalents:
Beginning	68,917	38,316
Ending	$87,288	$78,643

Supplemental Disclosures of Cash Flow Information
Cash payments for:

Interest	$5,550	$5,927

Income taxes paid	$10,235	$8,825

At September 30, 2015, accounts payable included approximately $1.0 million associated with capital expenditures. Cash flows for accounts payable and acquisition of property, plant and equipment exclude this activity.

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

2.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Plant in service	$700,828	$675,321
Plant under construction	27,735	18,078
	728,563	693,399
Less accumulated amortization and depreciation	330,128	287,492
Net property, plant and equipment	$398,435	$405,907

3.	Earnings per share

Basic net income per share was computed on the weighted average number of shares outstanding.  Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options.  Of 664 thousand and 698 thousand shares and options outstanding at September 30, 2015 and 2014, respectively, 46 thousand and zero were anti-dilutive, respectively.  These shares and options have been excluded from the computations of diluted earnings per share for their respective period.  There were no adjustments to net income for either period.

4.	Investments Carried at Fair Value

Investments include $2.5 million and $2.7 million of investments carried at fair value at September 30, 2015 and December 31, 2014, respectively, consisting of equity, bond and money market mutual funds.  Investments carried at fair value were acquired under a rabbi trust arrangement related to the Company’s nonqualified Supplemental Executive Retirement Plan (the “SERP”). The Company purchases investments in the trust to mirror the investment elections of participants in the SERP; gains and losses on the investments in the trust are reflected as increases or decreases in the liability owed to the participants. During the nine months ended September 30, 2015, the Company recognized $44 thousand in dividend and interest income from investments, and recorded net unrealized losses of $190 thousand on these investments. Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds.

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

The Company entered into a pay-fixed, receive-variable interest rate swap of $174.6 million of notional principal in September 2012.  This interest rate swap was designated as a cash flow hedge.  The total outstanding notional amount of the cash flow hedge was $157.2 million as of September 30, 2015.  The outstanding notional amount decreases as the Company makes scheduled principal payments on the debt.

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

Amounts reported in accumulated other comprehensive income related to the interest rate swap designated and that qualifies as a cash flow hedge are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2015, the Company estimates that $1.1 million will be reclassified as an increase to interest expense during the next twelve months due to the interest rate swap since the hedge interest rate exceeds the variable interest rate on the debt.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of September 30, 2015 and December 31, 2014 (in thousands):

Derivatives
	Fair Value as of
Balance Sheet Location	September 30, 2015	December 31, 2014

Derivatives designated as hedging instruments:

Interest rate swap
Accrued liabilities and other	$(1,141)	$(1,309)
Deferred charges and other assets, net	402	3,180
Total derivatives designated as hedging instruments	$739	$1,871

The fair value of interest rate swaps is determined using a pricing model with inputs that are observable in the market (Level 2 fair value inputs).

Index
The table below presents change in accumulated other comprehensive income by component for the nine months ended September 30, 2015 (in thousands):

	Gains and (Losses) on Cash Flow Hedges	Income Tax (Expense) Benefit	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2014	$1,871	$(749)	$1,122
Other comprehensive loss before reclassifications	(3,791)	1,521	(2,270)
Amounts reclassified from accumulated other comprehensive income (to interest expense)	1,181	(471)	710
Net current period other comprehensive loss	(2,610)	1,050	(1,560)
Balance as of September 30, 2015	$(739)	$301	$(438)

7.	Segment Information

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

Three months ended September 30, 2015

(in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$47,793	$22,284	$4,904	$-	$-	$74,981
Other	2,734	1,882	5,615	-	-	10,231
Total external revenues	50,527	24,166	10,519	-	-	85,212
Internal revenues	1,109	251	6,759	-	(8,119)	-
Total operating revenues	51,636	24,417	17,278	-	(8,119)	85,212

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	15,572	14,124	8,212	-	(7,338)	30,570
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	9,027	4,948	1,688	5,553	(781)	20,435
Depreciation and amortization	9,644	5,948	3,404	122	-	19,118
Total operating expenses	34,243	25,020	13,304	5,675	(8,119)	70,123
Operating income (loss)	$17,393	$(603)	$3,974	$(5,675)	$-	$15,089

Index
Three months ended September 30, 2014

(in thousands)

	Wireless	Cable (1)	Wireline (1)	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$48,013	$19,173	$4,740	$-	$-	$71,926
Other	3,083	1,799	5,460	-	-	10,342
Total external revenues	51,096	20,972	10,200	-	-	82,268
Internal revenues	1,099	32	5,724	-	(6,855)	-
Total operating revenues	52,195	21,004	15,924	-	(6,855)	82,268

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	18,322	14,157	7,078	-	(6,227)	33,330
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	8,645	5,107	1,533	3,406	(628)	18,063
Depreciation and amortization	7,895	5,864	2,875	97	-	16,731
Total operating expenses	34,862	25,128	11,486	3,503	(6,855)	68,124
Operating income (loss)	$17,333	$(4,124)	$4,438	$(3,503)	$-	$14,144

Nine months ended September 30, 2015

(in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$144,917	$65,802	$14,543	$-	$-	$225,262
Other	8,611	5,495	15,834	-	-	29,940
Total external revenues	153,528	71,297	30,377	-	-	255,202
Internal revenues	3,319	585	18,950	-	(22,854)	-
Total operating revenues	156,847	71,882	49,327	-	(22,854)	255,202

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	47,661	41,378	23,224	-	(20,722)	91,541
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	26,996	14,924	4,923	13,466	(2,132)	58,177
Depreciation and amortization	26,089	17,286	9,411	333	-	53,119
Total operating expenses	100,746	73,588	37,558	13,799	(22,854)	202,837
Operating income (loss)	$56,101	$(1,706)	$11,769	$(13,799)	$-	$52,365

Nine months ended September 30, 2014

(in thousands)

	Wireless	Cable (1)	Wireline (1)	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$143,112	$57,028	$14,255	$-	$-	$214,395
Other	8,653	5,202	15,886	-	-	29,741
Total external revenues	151,765	62,230	30,141	-	-	244,136
Internal revenues	3,283	91	17,202	-	(20,576)	-
Total operating revenues	155,048	62,321	47,343	-	(20,576)	244,136

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	55,455	38,969	22,297	-	(18,751)	97,970
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	24,734	14,487	4,270	10,170	(1,825)	51,836
Depreciation and amortization	23,162	17,035	8,225	292	-	48,714
Total operating expenses	103,351	70,491	34,792	10,462	(20,576)	198,520
Operating income (loss)	$51,697	$(8,170)	$12,551	$(10,462)	$-	$45,616

(1)	Prior year figures have been recast to conform to current year presentation.

Index
A reconciliation of the total of the reportable segments’ operating income to consolidated income before taxes is as follows:

	Three Months Ended September 30,
(in thousands)	2015	2014
Total consolidated operating income	$15,089	$14,144
Interest expense	(1,808)	(2,007)
Non-operating income, net	180	648
Income before taxes	$13,461	$12,785

	Nine Months Ended September 30,
	2015	2014
Total consolidated operating income	$52,365	$45,616
Interest expense	(5,663)	(6,119)
Non-operating income (expense), net	1,253	1,831
Income before taxes	$47,955	$41,328

The Company’s assets by segment are as follows:

(in thousands)	September 30, 2015	December 31, 2014
Wireless	$243,962	$218,887
Cable	207,674	201,232
Wireline	98,975	98,081
Other	426,091	446,028
Combined totals	976,702	964,228
Inter-segment eliminations	(356,458)	(344,986)
Consolidated totals	$620,244	$619,242

During the third quarter of 2015, the Company discovered a programming logic error in its fixed assets system used to calculate depreciation expense.  As a result, the Company increased depreciation expense by $2.6 million in the third quarter of 2015 ($2.0 million for the nine months ended September 30, 2015) and increased accumulated depreciation by $2.6 million.  Most of the out-of-period depreciation expense correction affected the Company’s Wireless segment, by $1.9 million and $1.6 million for the three and nine months ended September 30, 2015, respectively.

8.	Income Taxes

The Company files U.S. federal income tax returns and various state and local income tax returns.  Years prior to 2012 are no longer subject to examination. The Company is not subject to any state or federal income tax audits as of September 30, 2015.

9.	Acquisition of NTELOS Holdings Corporation

On August 11, 2015, the Company announced that it had entered into a definitive agreement to acquire NTELOS Holdings Corporation ("nTelos") for $9.25 per share in cash for a total equity value of approximately $208 million, after including shares expected to vest on change of control. At closing, the Company will pay off nTelos' outstanding debt, which was $523 million at June 30, 2015. Under the terms of the agreement, the Company will acquire all of nTelos' stock and operations including wireless network assets, retail stores and approximately 298,000 retail subscribers in the nTelos Western Markets. The Company will complete nTelos' plans to close down its Eastern Markets. The Company anticipates closing on the acquisition by early 2016.

Concurrent with the signing of the agreement with nTelos, the Company and Sprint Corporation ("Sprint") entered into a series of agreements, including an Addendum to the Shentel Affiliate Agreement and related agreements, whereby the Company and Sprint will, among other things, exchange certain assets in the nTelos Western Markets. The Company will convert approximately 290,000 nTelos retail wireless customers into Sprint branded affiliate customers, and an additional 8,000 nTelos retail wireless customers into Sprint branded retail customers. Sprint will transition its existing retail wireless operations in the nTelos footprint, including approximately 291,000 Sprint retail customers homed in the nTelos footprint, to Sprint branded affiliate customers. These existing Sprint retail customers, in combination with the nTelos customers, will enable the Company to serve approximately 581,000 additional customers under its affiliate arrangement with Sprint.

Index
As part of the transaction, the Company and Sprint have also agreed to extend their Affiliate relationship by five years through 2029. Sprint will receive certain spectrum assets of nTelos, and has agreed to reduce the 8% and 6% Management Fee portions of the retained revenues that would otherwise be due to Sprint under the Affiliate Agreement by $252 million over an expected period of five to six years. In addition, at closing Sprint will purchase the nTelos equipment receivables for nTelos customers at a discounted amount to be paid over 24 months.

The Company will finance the nTelos acquisition and network upgrade with $960 million in credit facilities (including term loans totaling $885 million and a revolver of $75 million) from a syndicate of lenders. Proceeds will be used to finance the transaction and refinance the Company’s existing outstanding indebtedness. This commitment is fully underwritten by CoBank, ACB; Royal Bank of Canada; and Fifth Third Bank. Upon the closing of the merger, the Company expects to have total long-term debt outstanding of approximately $810 million and cash of $75 million. The revolver and an additional $75 million in a delayed draw term loan are not expected to be drawn at close.

During the three and nine months ended September 30, 2015, the Company has incurred $2.1 million and $3.2 million, respectively, of expenses associated with the planned acquisition of nTelos.

10.	Subsequent Events

On October 19, 2015, the Company’s Board of Directors declared a dividend of $0.48 per share, payable on December 1, 2015, to shareholders of record as of November 5, 2015.  The Company expects to pay out approximately $11.6 million excluding the effect of dividend reinvestments.

On October 19, 2015, the Board of Directors also declared a two-for-one stock split, effective for shareholders of record as of the close of business on December 31, 2015. Shareholders will receive one additional share of common stock of the Company for each share held on the record date. After the split, the Company will have approximately 48.5 million shares outstanding, and 96 million total authorized shares.

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

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly-owned subsidiaries.  These subsidiaries provide wireless personal communications services (as a Sprint PCS Affiliate), local exchange telephone services, video, internet and data services, long distance services, fiber optics facilities, and leased tower facilities. The Company has three reportable segments, which it operates and manages as strategic business units organized by lines of business:

*	The Wireless segment provides digital wireless service as a Sprint PCS Affiliate to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia. In this area, the Company is the exclusive provider of wireless mobility communications network products and services on the 800 MHz, 1900 MHz and 2.5 GHz bands under the Sprint brand. This segment also owns cell site towers built on leased land, and leases space on these towers to both affiliates and non-affiliated service providers.

*	The Cable segment provides video, internet and voice services in franchise areas in portions of southern Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area. It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia.

*	The Wireline segment provides regulated and unregulated voice services, DSL internet access, and long distance access services throughout Shenandoah County and portions of Rockingham, Frederick, Warren and Augusta counties, Virginia. The segment also provides video services in portions of Shenandoah County, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor through West Virginia, Maryland and portions of Pennsylvania.

A fourth segment, Other, primarily includes Shenandoah Telecommunications Company, the parent holding company.

Index
Results of Operations
Three Months Ended September 30, 2015 Compared with the Three Months Ended September 31, 2014

The Company’s consolidated results for the third quarter of 2015 and 2014 are summarized as follows:

	Three Months Ended September 30,		Change
(in thousands)	2015	2014	$	%
Operating revenues	$85,212	$82,268	$2,944	3.6
Operating expenses	70,123	68,124	1,999	2.9
Operating income	15,089	14,144	945	6.7

Interest expense	1,808	2,007	(199)	(9.9)
Other income, net	180	648	(468)	(72.2)
Income before taxes	13,461	12,785	676	5.3
Income tax expense	5,465	4,782	683	14.3
Net income	$7,996	$8,003	$(7)	(0.1)

Operating revenues

For the three months ended September 30, 2015, operating revenues increased $2.9 million, or 3.6%. Cable segment revenue grew $3.4 million on an increase of internet and voice subscribers, a video price increase in January 2015, and internet customers upgrading to higher-priced plans. Wireline segment revenues, excluding affiliate revenues that eliminate in consolidation, grew $0.3 million, primarily due to higher internet service revenues on customer upgrades. Wireless segment revenues decreased $0.6 million compared to the third quarter of 2014. Net postpaid service revenues decreased $1.5 million, as a 7.2% increase in average subscribers was more than offset by lower revenue service plans associated with handset financing and leasing programs. Net prepaid service revenue increased $1.3 million, due to growth in average subscribers and improvements in product mix. Wireless equipment revenue decreased, primarily due to lower volume of subsidized handset sales.

Operating expenses

Total operating expenses were $70.1 million in the third quarter of 2015 compared to $68.1 million in the prior year period.  Cost of goods and services sold decreased $2.8 million, primarily due to a $3.8 million decrease in PCS postpaid handset costs as a result of customers choosing non-subsidized service plans that require them to finance or lease handsets at full cost. Selling, general and administrative expenses increased $2.4 million, driven by $2.1 million of professional service expenses associated with the acquisition of nTelos Holdings Corporation (“nTelos”). Depreciation and amortization expense increased $2.4 million, primarily due to a one-time unfavorable adjustment of $2.6 million cumulative impact of additional depreciation on certain assets placed into service in one year and closed out in the fixed asset system in a subsequent year.

Income tax expense

The Company’s effective tax rate increased from 37.4% for the three months ended September 30, 2014 to 40.6% for the three months ended September 30, 2015. The 2014 period included $0.2 million in favorable adjustments to estimates made for the 2013 federal and state returns. The 2015 period included $0.2 million in unfavorable permanent differences arising from nTelos acquisition expenses.  For the remainder of 2015, the Company expects that its effective tax rate will be approximately 40.0%.

Net income

For the three months ended September 30, 2015, net income was flat. Growth in subscriber counts in the Wireless and Cable segments, along with a decrease in cost of goods and services sold in the Wireless segment contributed to an increase in net income, but were offset by expenses related to the acquisition of nTelos and a one-time adjustment to depreciation expense.

Index
Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014

Consolidated Results

The Company’s consolidated results for the first nine months of 2015 and 2014 are summarized as follows:

(in thousands)	Nine Months Ended September 30,		Change
	2015	2014	$	%

Operating revenues	$255,202	$244,136	$11,066	4.5
Operating expenses	202,837	198,520	4,317	2.2
Operating income	52,365	45,616	6,749	14.8

Interest expense	5,663	6,119	(456)	(7.5)
Other income, net	1,253	1,831	(578)	(31.6)
Income before taxes	47,955	41,328	6,628	16.0
Income tax expense	19,199	16,094	3,105	19.3
Net income	$28,756	$25,234	$3,522	14.0

Operating revenues

For the nine months ended September 30, 2015, operating revenues increased $11.1 million, or 4.5%. Cable segment revenue grew $9.6 million as a result of a 5.8% growth in average subscriber counts and an increase in revenue per subscriber. Wireless segment revenues increased $1.8 million compared to the first nine months of 2014. Net prepaid service revenue increased $3.4 million, primarily due to 5.8% growth in prepaid subscribers. Net postpaid service revenues decreased $1.6 million as a 6.3% increase in average subscribers was more than offset by lower revenue service plans associated with handset financing and leasing programs.

Operating expenses

Total operating expenses were $202.8 million in the nine months ended September 30, 2015 compared to $198.5 million in the prior year period.  Cost of goods and services sold decreased $6.4 million, primarily due to a $9.6 million decrease in PCS postpaid handset costs, partially offset by increases in cable programming and retransmission costs. Selling, general and administrative expenses increased $6.3 million, driven by $3.2 million of expenses associated with the acquisition of nTelos and by a $2.0 million increase to support growth of the wireless prepaid business. Depreciation and amortization expense increased $4.4 million, due to a one-time unfavorable adjustment of $2.0 million related to assets placed into service in one year and closed out in the fixed asset system in a subsequent year and to ongoing projects to expand and upgrade the wireless, cable and fiber networks.

Income tax expense

The Company’s effective tax rate increased from 38.9% for the nine months ended September 30, 2014 to 40.0% for the nine months ended September 30, 2015.  For the remainder of 2015, the Company expects that its effective tax rate will be approximately 40.0%.

Net income

For the nine months ended September 30, 2015, net income increased $3.5 million, or 14.0%. Growth in subscriber counts in the Wireless and Cable segments, along with a decrease in cost of goods and services sold in the Wireless segment contributed to the increase, but were partially offset by expenses related to the acquisition of nTelos and a one-time adjustment to depreciation expense.

Index
Wireless

The Company’s Wireless segment provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, through Shenandoah Personal Communications, LLC (“PCS”), a Sprint PCS Affiliate.  Through Shenandoah Mobile, LLC (“Mobile”), this segment also leases land on which it builds Company-owned cell towers, which it leases to affiliated and non-affiliated wireless service providers, throughout the same four-state area described above,.

PCS receives revenues from Sprint for subscribers that obtain service in PCS’s network coverage area.  PCS relies on Sprint to provide timely, accurate and complete information to record the appropriate revenue for each financial period.  Postpaid revenues received from Sprint are recorded net of certain fees retained by Sprint.  These fees total 22% of postpaid net billed revenue (gross customer billings net of credits, adjustments to customer accounts, and write-offs of uncollectible accounts), as defined by the Affiliate Agreement with Sprint.

The Company offers prepaid wireless products and services in its PCS network coverage area.  Sprint retains a Management Fee equal to 6% of prepaid customer billings.  Prepaid revenues received from Sprint are reported net of the cost of this fee.  Other fees charged on a per unit basis are separately recorded as expenses according to the nature of the expense.  The Company pays handset subsidies to Sprint for the difference between the selling price of prepaid handsets and their cost, recorded as a net cost in cost of goods sold.  The revenue and expense components reported to us by Sprint are based on Sprint’s national averages for prepaid services, rather than being specifically determined by customers assigned to our geographic service areas.

In April 2014, the Company’s PCS stores began participating in Sprint’s postpaid handset financing programs, whereby Sprint enters into a financing agreement with the subscriber and the subscriber receives a handset from Sprint.  In these instances, the equipment revenue from the subscriber and the handset expense are Sprint’s responsibility and are not recorded by the Company. In the third quarter of 2015, approximately 75% of postpaid handset transactions through Company channels involved a financing plan. All else being equal, the service plans for these subscribers generate less monthly service revenue compared to plans with a subsidized handset.

In August 2015, the Company announced that it has entered into a definitive agreement to acquire nTelos. Under the terms of the agreement, Shentel will acquire all of nTelos' stock and operations including wireless network assets, retail stores and approximately 298,000 retail subscribers in the nTelos Western Markets. At closing Shentel will pay off nTelos' outstanding debt which was $523 million at June 30, 2015. Shentel will complete nTelos' plans to close down its Eastern Markets. The acquisition is expected to close by early 2016.

Concurrent with the signing of the agreement with nTelos, Shentel and Sprint Corporation entered into a series of agreements, including an Addendum to the Shentel Affiliate Agreement and related agreements, whereby Shentel and Sprint will, among other things, exchange certain assets in the nTelos Western Markets. Shentel will convert approximately 290,000 nTelos retail wireless customers into Sprint branded affiliate customers. Sprint will transition its existing retail wireless operations in the nTelos footprint, including approximately 291,000 retail customers homed in the nTelos footprint, to Sprint branded affiliate customers. These existing Sprint retail customers, in combination with the nTelos customers, will enable Shentel to serve approximately 581,000 additional customers under its affiliate arrangement with Sprint.

As part of the transaction, Shentel and Sprint have also agreed to extend their Affiliate relationship by five years through 2029. As part of the agreement, Sprint will reduce the 14% net service fee to 8.6% of postpaid net billed revenues, and separately settle a number of component pieces that were previously included in the higher net service fee. Although certain revenue and expense lines may change, Shentel does not expect an overall impact on operating results due to these changes. At close, Sprint will receive certain spectrum assets of nTelos, and has agreed to reduce the 8% and 6% Management Fee portions of the retained revenues that would otherwise be due to Sprint under the Affiliate Agreement by $252 million over an expected period of five to six years.

Except for the costs to consummate the transaction and the interest expenses associated with the expanded debt facility, the operating results of the acquired operation will primarily be included in the wireless segment’s operating results.

Index
The following tables show selected operating statistics of the Wireless segment as of the dates shown:

	September 30, 2015	December 31, 2014	September 30, 2014	December 31, 2013
Retail PCS Subscribers – Postpaid	303,527	287,867	282,976	273,721
Retail PCS Subscribers – Prepaid	145,104	145,162	140,126	137,047
PCS Market POPS (000) (1)	2,421	2,415	2,410	2,397
PCS Covered POPS (000) (1)	2,213	2,207	2,116	2,067
CDMA Base Stations (sites)	548	537	531	526
Towers Owned	154	154	154	153
Non-affiliate Cell Site Leases (2)	203	198	197	217

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross PCS Subscriber Additions - Postpaid	19,638	20,095	54,477	51,578
Net PCS Subscriber Additions - Postpaid	7,035	5,303	15,660	9,255
Gross PCS Subscriber Additions - Prepaid	20,228	18,225	63,806	52,683
Net PCS Subscriber Additions (Losses) - Prepaid	(327)	1,950	(58)	3,079
PCS Average Monthly Retail Churn % - Postpaid (3)	1.40%	1.76%	1.47%	1.70%
PCS Average Monthly Retail Churn % - Prepaid (3)	4.72%	3.92%	4.85%	3.99%

1)	POPS refers to the estimated population of a given geographic area and is based on information purchased from third party sources. Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the Company’s network. Covered POPS increased in 2014 primarily as a result of the Company’s deployment of the 800 megahertz spectrum at existing cell sites.
2)	The decreases during 2014 are primarily a result of termination of Sprint iDEN leases associated with the former Nextel network.
3)	PCS Average Monthly Retail Churn is the average of the monthly subscriber turnover, or churn, calculations for the period.

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014

(in thousands)	Three Months Ended September 30,		Change
	2015	2014	$	%
Segment operating revenues
Wireless service revenue	$47,793	$48,013	$(220)	(0.5)
Tower lease revenue	2,610	2,545	65	2.6
Equipment revenue	1,104	1,573	(469)	(29.8)
Other revenue	129	64	65	101.6
Total segment operating revenues	51,636	52,195	(559)	(1.1)
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	15,572	18,322	(2,750)	(15.0)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	9,027	8,645	382	4.4
Depreciation and amortization	9,644	7,895	1,749	22.2
Total segment operating expenses	34,243	34,862	(619)	(1.8)
Segment operating income	$17,393	$17,333	$60	0.3

Index
Operating revenues

Wireless service revenue decreased $0.2 million, or 0.5%, for the three months ended September 30, 2015, compared to the comparable 2014 period.  Net postpaid service revenues decreased $1.5 million.  Average postpaid subscribers increased 7.2% in 2015 over the 2014 period, but was offset by marketing promotions and a switch to lower revenue service plans associated with handset financing and leasing plans.  Under these programs, the Company receives less service revenue from the subscriber, while the equipment revenue from the subscriber and the handset expense become Sprint’s responsibility and are not recorded by the Company.  The decreases in service revenues are currently more than offset by a decrease in handset expense within cost of goods and services. Net prepaid service revenues grew $1.3 million, or 11.7%, due to 4.7% growth in average prepaid subscribers over 2014 and to improvements in product mix.

Equipment revenue decreased, primarily due to lower volume of subsidized handset sales.

Cost of goods and services

Cost of goods and services decreased $2.8 million, or 15.0%, in 2015 from the third quarter of 2014. Postpaid handset costs decreased $3.8 million, as handset expenses associated with financing and leasing plans are Sprint’s responsibility and are not recorded by the Company.  Network costs increased $1.3 million, due to a decrease in labor capitalized to projects and to a $0.5 million increase in backhaul and rent expenses at cell sites and towers.

Selling, general and administrative

Selling, general and administrative costs increased $0.4 million, or 4.4%, in the third quarter of 2015 from the comparable 2014 period.  Costs to support the prepaid wireless business grew $0.5 million, driven by subscriber growth, product mix, and higher general and administrative costs. The increases were partially offset by a $0.2 million decline in third party commissions expense due to lower volume of commissionable handsets activated through dealer channels.

Depreciation and amortization

Depreciation and amortization increased $1.7 million, or 22.2%, in the third quarter of 2015 over the comparable 2014 period. The current year period included a one-time unfavorable adjustment of $1.9 million related to assets placed into service in one year and closed out in the fixed asset system in a subsequent year. The period also included a $0.3 million favorable adjustment to depreciation that resulted from a revision of the Company’s estimates regarding asset retirement obligations for towers.

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014

(in thousands)	Nine Months Ended September 30,		Change
	2015	2014	$	%
Segment operating revenues
Wireless service revenue	$144,917	$143,112	$1,805	1.3
Tower lease revenue	7,772	7,576	196	2.6
Equipment revenue	3,871	4,076	(205)	(5.0)
Other revenue	287	284	3	1.1
Total segment operating revenues	156,847	155,048	1,799	1.2
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	47,661	55,455	(7,794)	(14.1)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	26,996	24,734	2,262	9.1
Depreciation and amortization	26,089	23,162	2,927	12.6
Total segment operating expenses	100,746	103,351	(2,605)	(2.5)
Segment operating income	$56,101	$51,697	$4,404	8.5

Index
Operating revenues

Wireless service revenue increased $1.8 million, or 1.3%, for the nine months ended September 30, 2015, compared to the comparable 2014 period.  Net prepaid service revenues grew $3.4 million, or 10.5%, due primarily to 5.8% growth in average prepaid subscribers over 2014 and improvements in product mix. Net postpaid service revenues decreased $1.6 million.  Average postpaid subscribers increased 6.3% in 2015 over the 2014 period, but the increase was more than offset by marketing promotions and a switch to lower revenue service plans associated with handset financing and leasing plans.  Under these programs, the Company receives less service revenue from the subscriber, while the equipment revenue from the subscriber and the handset expense become Sprint’s responsibility and are not recorded by the Company.  The decreases in service revenues are currently more than offset by a decrease in handset expense within cost of goods and services.

Equipment revenue decreased due primarily to a lower volume of subsidized handset sales, partially offset by lower discounts on those sales.

Cost of goods and services

Cost of goods and services decreased $7.8 million, or 14.1%, in 2015 from the first nine months of 2014. Postpaid handset costs decreased $9.6 million, as handset expenses associated with financing and leasing plans are Sprint’s responsibility and are not recorded by the Company.  Network costs increased $1.2 million, due to a decrease in labor capitalized to projects and to increases in rent and power expenses for cell sites and towers. Finally, the prior year period included a $0.4 million gain on disposal of 3G equipment.

Selling, general and administrative

Selling, general and administrative costs increased $2.3 million, or 9.1%, in the first nine months of 2015 from the comparable 2014 period.  Costs to support the prepaid wireless business grew $2.0 million, driven by subscriber growth, product mix, and higher general and administrative costs. Advertising expenses increased $0.5 million. Personnel costs increased $0.5 million due to the addition of new retail stores. Property taxes increased $0.4 million due to a prior year refund and a higher tax basis in network assets as a result of recent upgrades.  The increases were partially offset by a $1.1 million decline in third party commissions expense due to lower volume of commissionable handsets activated through dealer channels.

Depreciation and amortization

Depreciation and amortization increased $2.9 million, or 12.6%, in the first nine months of 2015 over the comparable 2014 period. The current year period included a one-time unfavorable adjustment of $1.6 million related to assets placed into service in one year and closed out in the fixed asset system in a subsequent year. Depreciation expense grew $1.7 million due to ongoing investments in wireless network coverage and capacity. The increase was partially offset by a $0.4 million decrease in amortization expense and a $0.3 million favorable adjustment to depreciation that resulted from a revision of the company’s estimates regarding asset retirement obligations for towers.

Index
Cable

The Cable segment provides video, internet and voice services in franchise areas in portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area. It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia.

	September 30, 2015	December 31, 2014	September 30, 2014	December 31, 2013
Homes Passed (1)	172,388	171,589	171,382	170,470
Customer Relationships (2)
Video customers	48,421	49,247	49,672	51,197
Non-video customers	23,816	22,051	21,630	18,341
Total customer relationships	72,237	71,298	71,302	69,538
Video
Customers (3)	50,839	52,095	52,347	53,076
Penetration (4)	29.5%	30.4%	30.5%	31.1%
Digital video penetration (5)	75.2%	65.9%	64.8%	49.2%
High-speed Internet
Available Homes (6)	172,388	171,589	170,728	168,255
Customers (3)	54,620	51,359	50,626	45,776
Penetration (4)	31.7%	29.9%	29.7%	27.2%
Voice
Available Homes (6)	169,651	168,852	167,991	163,282
Customers (3)	19,723	18,262	17,493	14,988
Penetration (4)	11.6%	10.8%	10.4%	9.2%
Total Revenue Generating Units (7)	125,182	121,716	120,466	113,840
Fiber Route Miles	2,842	2,834	2,473	2,636
Total Fiber Miles (8)	75,021	72,694	71,022	69,296

1)	Homes and businesses are considered passed (“homes passed”) if we can connect them to our distribution system without further extending the transmission lines. Homes passed is an estimate based upon the best available information.
2)	Customer relationships represent the number of customers who receive at least one of our services.
3)	Generally, a dwelling or commercial unit with one or more television sets connected to our distribution system counts as one video customer. Where services are provided on a bulk basis, such as to hotels and some multi-dwelling units, the revenue charged to the customer is divided by the rate for comparable service in the local market to determine the number of customer equivalents included in the customer counts shown above.
4)	Penetration is calculated by dividing the number of customers by the number of homes passed or available homes, as appropriate.
5)	Digital video penetration is calculated by dividing the number of digital video customers by total video customers. Digital video customers are video customers who receive any level of video service via digital transmission. A dwelling with one or more digital set-top boxes or digital adapters counts as one digital video customer.
6)	Homes and businesses are considered available (“available homes”) if we can connect them to our distribution system without further extending the transmission lines and if we offer the service in that area.
7)	Revenue generating units are the sum of video, voice and high-speed internet customers.
8)	Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Index
Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014

(in thousands)	Three Months Ended September 30,		Change
	2015	2014	$	%
Segment operating revenues
Service revenue (1)	$22,284	$19,173	$3,111	16.2
Other revenue (1)	2,133	1,831	302	16.5
Total segment operating revenues	24,417	21,004	3,413	16.2
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	14,124	14,157	(33)	(0.2)
Selling, general, and administrative, exclusive of depreciation and amortization shown separately below	4,948	5,107	(159)	(3.1)
Depreciation and amortization	5,948	5,864	84	1.4
Total segment operating expenses	25,020	25,128	(108)	(0.4)
Segment operating loss	$(603)	$(4,124)	$3,521	85.4

(1)	Prior year service and other revenue amounts have been recast to conform to the current year presentation of video and internet equipment revenues being included in service revenue rather than other revenue.

Operating revenues

Cable segment service revenue increased $3.1 million, or 16.2%. Internet service revenue increased $2.1 million, or 28.6%, due to an 8.9% increase in average internet subscribers, along with an improved product mix as customers upgrade to higher-speed plans. Video revenue, including retransmission consent fee surcharges, increased $0.9 million, driven by video rate increases in January 2015. Voice revenue increased $0.3 million due to 15.4% growth in average voice revenue generating units. These increases were partially offset by a $0.2 million increase in bundle discounts.

Other revenue grew $0.3 million, primarily due to new fiber contracts.

Operating expenses

Cable segment cost of goods and services were flat in the third quarter of 2015 compared to the 2014 period. Video programming costs, including retransmission fees, increased $1.1 million as the impact of rising rates per subscriber outpaced declining video subscriber counts. Network and maintenance costs increased $0.4 million due primarily to capitalized labor adjustments in the prior year. The increases were offset by a $1.4 million decrease in disposal costs following a $1.6 million disposal of obsolete equipment in 2014.

Selling, general and administrative expenses decreased $0.2 million against the prior year quarter due to a reduction in bad debt expense.

Index
Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014

(in thousands)	Nine Months Ended September 30,		Change
	2015	2014	$	%
Segment operating revenues
Service revenue (1)	$65,802	$57,028	$8,774	15.4
Other revenue (1)	6,080	5,293	787	14.9
Total segment operating revenues	71,882	62,321	9,561	15.3

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	41,378	38,969	2,409	6.2
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	14,924	14,487	437	3.0
Depreciation and amortization	17,286	17,035	251	1.5
Total segment operating expenses	73,588	70,491	3,097	4.4
Segment operating loss	$(1,706)	$(8,170)	$6,464	79.1

(1)	Prior year service and other revenue amounts have been recast to conform to the current year presentation of video and internet equipment revenues being included in service revenue rather than other revenue

Operating revenues

Cable segment service revenue increased $8.8 million, or 15.4%. Internet service revenue increased $6.4 million, or 30.9%, due to a 10.1% increase in average internet subscribers, along with an improved product mix as customers upgrade to higher-speed plans. Video revenue, including retransmission consent fee surcharges, increased $3.2 million driven by video rate increases in January 2015. Voice revenue increased $1.0 million due to 18.6% growth in average voice revenue generating units. These increases were partially offset by a $1.8 million increase in bundle discounts.

Other revenue grew $0.8 million, primarily due to new fiber contracts.

Operating expenses

Cable segment cost of goods and services increased $2.4 million, or 6.2%, in the nine months ended September 30, 2015 over the comparable 2014 period. Video programming costs, including retransmission fees, increased $3.1 million as the impact of rising rates per subscriber outpaced declining video subscriber counts. Network costs grew primarily due to $0.4 million increase in the Universal Service fees mandated by the U.S. government in the current year. The increases were offset by a $1.5 million decrease in disposal costs following a $1.6 million disposal of obsolete equipment in 2014.

Selling, general and administrative expenses grew $0.4 million against the prior year period as growth in administrative and operating tax expenses were partially offset by a decline in customer service costs.

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

Effective for the fourth quarter of 2015, the Company is expanding its data offerings in its legacy telephone service area. Until now, the Company only offered DSL-based internet access, and a phone line was required to obtain this service. Going forward, subscribers who have access to our video services (the video network overlaps a portion of our legacy telephone network) will be able to purchase higher-speed internet packages over the video network, while DSL subscribers who do not have access to our video network can purchase DSL for internet access, without having to purchase telephone service as well. While the Company is unable to predict the impact on operating results, a decrease in DSL subscribers, offset by an increase in broadband internet subscribers, is likely, as well as a larger decrease in telephone access lines.

	Sept. 30, 2015	Dec. 31, 2014	Sept. 30, 2014	Dec. 31, 2013
Telephone Access Lines	21,598	21,612	21,742	22,106
Long Distance Subscribers	9,651	9,571	9,645	9,851
Video Customers(1)	5,375	5,692	5,787	6,342
DSL Subscribers	12,834	12,742	12,708	12,632
Fiber Route Miles	1,625	1,556	1,459	1,452
Total Fiber Miles (2)	107,432	99,387	85,398	84,600

1)	The Wireline segment’s video service passes approximately 16,000 homes.
2)	Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles. Fiber counts were revised following a review of fiber records in the first quarter of 2015.

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014

	Three Months Ended September 30,		Change
(in thousands)	2015	2014	$	%
Segment operating revenues
Service revenue (1)	$5,596	$5,266	$330	6.3
Carrier access and fiber revenues (1)	10,854	9,926	928	9.3
Other revenue (1)	828	732	96	13.1
Total segment operating revenues	17,278	15,924	1,354	8.5

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	8,212	7,078	1,134	16.0
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,688	1,533	155	10.1
Depreciation and amortization	3,404	2,875	529	18.4
Total segment operating expenses	13,304	11,486	1,818	15.8
Segment operating income	$3,974	$4,438	$(464)	(10.5)

(1)	Prior year categories of access revenue, facilities lease revenue and equipment revenue have been combined into the new category of carrier access and fiber revenue to conform to current year presentation. Additionally, set-top box revenues included in other revenue in the prior year are now presented within service revenue.

Index
Operating revenues

Total operating revenues in the quarter ended September 30, 2015 increased $1.4 million, or 8.5%, against the comparable 2014 period. Carrier access and fiber revenues grew $0.9 million primarily due to growth in affiliate fiber contracts. Internet service revenue increased $0.2 million as customers upgrade to higher-speed plans.

Operating expenses

Operating expenses overall increased $1.8 million, or 15.8%, in the quarter ended September 30, 2015, compared to the 2014 quarter. The increase in cost of goods and services primarily resulted from a $0.9 million increase in costs to support affiliate fiber routes. A decrease in labor capitalized to projects also resulted in higher cost of goods and services. The decreases were partially offset by lower costs of asset disposals.

Sales, general and administrative expenses increased as a result of growth in customer service support teams and sales commissions.

Depreciation expense grew $0.1 million as a result of continued investment in the construction of fiber facilities. The current year period included a one-time unfavorable adjustment of $0.4 million related to assets placed into service in one year and closed out in the fixed asset system in a subsequent year.

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014

(in thousands)	Nine Months Ended September 30,		Change
	2015	2014	$	%
Segment operating revenues
Service revenue (1)	$16,420	$15,773	$647	4.1
Carrier access and fiber revenues (1)	30,532	29,441	1,091	3.7
Other revenue (1)	2,375	2,129	246	11.6
Total segment operating revenues	49,327	47,343	1,984	4.2

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	23,224	22,297	927	4.2
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,923	4,270	653	15.3
Depreciation and amortization	9,411	8,225	1,186	14.4
Total segment operating expenses	37,558	34,792	2,766	8.0
Segment operating income	$11,769	$12,551	$(782)	(6.2)

(1)	Prior year categories of access revenue, facilities lease revenue and equipment revenue have been combined into the new category of carrier access and fiber revenue to conform to current year presentation. Additionally, set-top box revenues included in other revenue in the prior year are now presented within service revenue.

Operating revenues

Total operating revenues in the nine months ended September 30, 2015 increased $2.0 million, or 4.2%, against the comparable 2014 period. Carrier access and fiber revenues grew $1.1 million as growth in affiliate and non-affiliate fiber contracts were partially offset by favorable Universal Service program adjustments that were recorded in the first quarter of 2014. Internet service revenue grew $0.5 million as customers upgraded to higher-speed plans.

Index
Operating expenses

Operating expenses overall increased $2.8 million, or 8.0%, in the nine months ended September 30, 2015, compared to the 2014 quarter. The increase in cost of goods and services resulted primarily from a $1.3 million increase in costs to support affiliate fiber routes. Sales, general and administrative expenses increased as a result of growth in sales and customer service support teams.

Depreciation expense grew $0.8 million as a result of continued investment in the construction of fiber facilities. The current year period also included a one-time unfavorable adjustment of $0.4 million related to assets placed into service in one year and closed out in the fixed asset system in a subsequent year.

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

The following table shows adjusted OIBDA for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Adjusted OIBDA	$36,804	$33,253	$110,759	$97,919

Index
The following table reconciles adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2015 and 2014:

Consolidated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Operating income	$15,089	$14,144	$52,365	$45,616
Plus depreciation and amortization	19,118	16,731	53,119	48,714
Plus (gain) loss on asset sales	(1)	2,053	229	1,739
Plus share based compensation expense	469	325	1,893	1,850
Plus nTelos acquisition expenses	2,129	-	3,153	-
Adjusted OIBDA	$36,804	$33,253	$110,759	$97,919

The following tables reconcile adjusted OIBDA to operating income by major segment for the three and nine months ended September 30, 2015 and 2014:

Wireless Segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Operating income	$17,393	$17,333	$56,101	$51,697
Plus depreciation and amortization	9,644	7,895	26,089	23,162
Plus (gain) loss on asset sales	40	-	73	(293)
Plus share based compensation expense	109	67	441	387
Adjusted OIBDA	$27,186	$25,295	$82,704	$74,953

Cable Segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Operating income (loss)	$(603)	$(4,124)	$(1,706)	$(8,170)
Plus depreciation and amortization	5,948	5,864	17,286	17,035
Plus (gain) loss on asset sales	(39)	1,512	12	1,528
Plus share based compensation expense	164	125	665	699
Adjusted OIBDA	$5,470	$3,377	$16,257	$11,092

Wireline Segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Operating income	$3,974	$4,438	$11,769	$12,551
Plus depreciation and amortization	3,404	2,875	9,411	8,225
Plus loss on asset sales	(2)	541	132	575
Plus share based compensation expense	84	45	330	311
Adjusted OIBDA	$7,460	$7,899	$21,642	$21,662

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

Sources and Uses of Cash. The Company generated $83.1 million of net cash from operations in the first nine months of 2015, compared to $91.3 million in the first nine months of 2014. The $8.2 million decrease was driven primarily by timing of cash payments for accounts payable and other assets, partially offset by an increase in net income.

Indebtedness.  As of September 30, 2015, the Company’s indebtedness totaled $207 million, with an annualized effective interest rate of approximately 3.15% after considering the impact of the interest rate swap contract.  The balance consists of the Term Loan Facility at a variable rate (2.44% as of September 30, 2015) that resets monthly based on one month LIBOR plus a base rate of 2.25% currently. The base rate decreased 0.25% during the third quarter of 2015 following reductions in the Company’s leverage ratio.  The Term Loan Facility requires quarterly principal repayments of $5.75 million, which began on December 31, 2014 and will continue until the remaining expected balance of approximately $120.75 million is due at maturity on September 30, 2019.

The Company is bound by certain financial covenants under its Credit Agreement. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. As of September 30, 2015, the Company was in compliance with all debt covenants, and ratios at September 30, 2015 were as follows:

	Actual	Covenant Requirement at September 30, 2015
Total Leverage Ratio	1.44	2.50 or Lower
Debt Service Coverage Ratio	4.08	2.50 or Higher
Equity to Assets Ratio	46.3%	35.0% or Higher

In accordance with the Credit Agreement, the total leverage and debt service coverage ratios noted above are based on the twelve months ended September 30, 2015. In addition to the covenants above, the Company is required to supply the lender with quarterly financial statements and other reports as defined by the Credit Agreement. The Company was in compliance with all reporting requirements at September 30, 2015.

The Company has no off-balance sheet arrangements (other than operating leases) and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. Capital expenditures budgeted for 2015 totaled $74.8 million, but current forecasts project spending of approximately $70 million. The updated 2015 projections include approximately $21 million on the Wireless segment for network capacity and coverage enhancements and new retail stores; $20 million for Cable segment extensions and investment in customer premises equipment; $23 million on the Wireline segment budget, primarily for on-going spending to expand and upgrade our fiber networks; and $6 million for IT and other back office projects in the Other segment.

For the first nine months of 2015, the Company spent $39.6 million on capital projects, compared to $51.2 million in the comparable 2014 period.  Spending related to Wireless projects accounted for $8.9 million in the first nine months of 2015, primarily for new cell sites and upgrades to the network switch. Cable capital spending of $14.5 million was driven by network expansion and upgrades to support new customers and services. Wireline capital projects cost $11.6 million, driven primarily by fiber builds.  Other projects totaled $4.6 million, largely related to information technology projects.

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

Index
In connection with the Company’s announced plan to acquire nTelos, the Company has entered into agreements with lenders to provide up to $960 million in borrowings to refinance the Company’s existing debt, purchase the stock of nTelos, repay nTelos’ outstanding debt, and fund transaction-related expenses and future capital expenditures.  Subsequent to the closing of the nTelos transaction, the Company’s future requirements for debt service will increase, due to incremental interest on the larger outstanding loan balances, and increased amortization requirements to pay down the loan balances, compared to the terms of our existing debt arrangements.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts With Customers (Topic 606), which defers the effective date of ASU 2014-09 for public business entities from annual reporting periods beginning after December 15, 2016, to annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016.  The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of September 30, 2015, the Company had $207 million of variable rate debt outstanding, bearing interest at a rate of 2.44% as determined on a monthly basis. An increase in market interest rates of 1.00% would add approximately $1.98 million to annual interest expense, excluding the effect of the interest rate swap.  In 2012, the Company entered into a swap agreement that covers notional principal equal to approximately 76% of the outstanding variable rate debt through maturity in 2019, requiring the Company to pay a fixed rate of 1.13% and receive a variable rate based on one month LIBOR (0.19% as of September 30, 2015), to manage a portion of its interest rate risk. Changes in the net interest paid or received under the 2012 swap would offset approximately 76% of the change in interest expense on the variable rate debt outstanding. The 2012 swap currently adds approximately $1.1 million to annual interest expense, based on the spread between the fixed rate and the variable rate currently in effect on our debt.

The second component of interest rate risk consists of temporary excess cash, which can be invested in various short-term investment vehicles such as overnight repurchase agreements and Treasury bills with a maturity of less than 90 days. As of September 30, 2015, the cash is invested in a combination of a commercial checking account that has limited interest rate risk, and three money market mutual funds that contain a total investment of $40.1 million.  Management continually evaluates the most beneficial use of these funds.

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

Management views market risk as having a potentially significant impact on the Company's results of operations, as future results could be adversely affected if interest rates were to increase significantly for an extended period, or if the Company’s need for additional external financing resulted in increases to the interest rates applied to all of its new and existing debt.  As of September 30, 2015, the Company has $49.8 million of variable rate debt with no interest rate protection.  The Company’s investments in publicly traded stock and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Supplemental Executive Retirement Plan.  General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

As of September 30, 2015, the Company had $7.9 million of cost and equity method investments.  Approximately $2.6 million is invested in privately held companies through investments with portfolio managers.  Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested.

Index
ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on this evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2015, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Information provided by Sprint includes reports regarding the subscriber accounts receivable in the Company’s markets.  Sprint provides the Company with monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level.  The Company reviews these various reports to identify discrepancies or errors.  Under the Company’s agreements with Sprint, the Company is entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs, customer credits and adjustments and the 22.0% of revenue retained by Sprint.  Because of the Company’s reliance on Sprint for financial information, the Company must depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint’s other Sprint PCS affiliate network partners.  To address this issue, Sprint engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness” under guidance provided in Statements on Standards for Attestation Engagements No. 16 (“SSAE 16”).  The report is provided to the Company on an annual basis and covers a nine-month period. The most recent report covered the period from January 1, 2014 to September 30, 2014.  The most recent report indicated there were no material issues which would adversely affect the information used to support the recording of the revenues provided by Sprint related to the Company’s relationship with them.

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

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In conjunction with exercises of stock options and distributions of vested share awards, the Company periodically repurchases shares from recipients to satisfy some of the exercise price of the options being exercised or taxes payable associated with the distribution of shares.  The following table provides information about the Company’s repurchases of shares during the three months ended September 30, 2015:

	Number of Shares Purchased	Average Price Paid per Share
July 1 to July 31	599	$34.88
August 1 to August 31	2,658	$42.11
September 1 to September 30	5,706	$40.74

Total	8,963	$40.75

Index
ITEM 6.	Exhibits

(a)	The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.47	Incorporated by Reference:

Agreement and Plan of Merger, dated as of August 10, 2015, by and among Shenandoah Telecommunications Company, a Virginia corporation (“Parent”), Gridiron Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Merger Sub”), and NTELOS HOLDINGS CORP., a Delaware corporation, filed as Exhibit 2.1 to the Company’s Form 8-K dated August 11, 2015.

Master Agreement dated as of August 10, 2015, by and among SprintCom, Inc., a Kansas corporation, and Shenandoah Personal Communications, LLC, a Virginia limited liability company, filed as Exhibit 10.1 to the Company’s Form 8-K dated August 11, 2015.

Addendum XVII dated as of August 10, 2015, to Sprint PCS Management Agreement by and among SprintCom, Inc., PhillieCo, L.P., and Shenandoah Personal Communications, LLC, filed as Exhibit 10.2 to the Company’s Form 8-K dated August 11, 2015.

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
(Registrant)

/s/Adele M. Skolits
Adele M. Skolits
Vice President - Finance and Chief Financial Officer
Date: October 30, 2015

Index
EXHIBIT INDEX

Exhibit No.	Exhibit

10.47	Incorporated by Reference:

Agreement and Plan of Merger, dated as of August 10, 2015, by and among Shenandoah Telecommunications Company, a Virginia corporation (“Parent”), Gridiron Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Merger Sub”), and NTELOS HOLDINGS CORP., a Delaware corporation, filed as Exhibit 2.1 to the Company’s Form 8-K dated August 11, 2015.

Master Agreement dated as of August 10, 2015, by and among SprintCom, Inc., a Kansas corporation, and Shenandoah Personal Communications, LLC, a Virginia limited liability company, filed as Exhibit 10.1 to the Company’s Form 8-K dated August 11, 2015.

Addendum XVII dated as of August 10, 2015, to Sprint PCS Management Agreement by and among SprintCom, Inc., PhillieCo, L.P., and Shenandoah Personal Communications, LLC, filed as Exhibit 10.2 to the Company’s Form 8-K dated August 11, 2015.

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