Form 10-K
period 2015-12-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2016-02-26
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the
Exchange Act.     Large accelerated filer ☑           Accelerated filer ☐             Non-accelerated filer ☐            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2015 based on the closing price of such stock on the Nasdaq Global Select Market on such date was approximately $760,000,000.

The number of shares of the registrant’s common stock outstanding on February 17, 2016 was 48,536,793.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2016 annual meeting of shareholders (the “2016 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  The 2016 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Pending Acquisition of nTelos and Related Transactions

On August 10, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gridiron Merger Sub, Inc., our wholly-owned subsidiary (“Merger Sub”), and NTELOS Holdings Corp. (“nTelos”), pursuant to which, subject to certain conditions, at the effective time of the Merger (as defined below), Merger Sub will merge with and into nTelos, with nTelos surviving the merger as our wholly-owned subsidiary (the “Merger”).

In connection with the Merger, on August 10, 2015, Shenandoah Personal Communications, LLC, our subsidiary (“PCS”), and SprintCom, Inc. (“SprintCom”), an affiliate of Sprint Corporation, entered into a Master Agreement (the “Master Agreement”) and, along with certain affiliates of Sprint Corporation, entered into Addendum XVIII to the Sprint PCS Management Agreement (the “Affiliate Addendum”).  The closing of the transactions contemplated by the Master Agreement and the effectiveness of certain provisions of the Affiliate Addendum (the “Sprint Transactions”) will occur simultaneously with, and are conditioned upon, the consummation of the Merger.

We expect the Merger and the Sprint Transactions to close at the end of the first quarter, or the early part of the second quarter, of 2016.  The description of the Company’s business set forth below reflects the operations of the Company prior to the completion of the Merger and the Sprint Transactions.

Operating Segments

The Company provides integrated voice, video and data communications services to end-user customers and other telecommunications providers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker. The Company has three reportable segments: (1) Wireless, (2) Cable, and (3) Wireline; and a fourth segment, Other, which primarily consists of parent company activities.

Wireless Segment

The business of the Wireless segment is conducted principally by the Company’s subsidiary, PCS.  As a Sprint PCS Affiliate of Sprint Communications, Inc. (“Sprint”), this subsidiary provides digital wireless service to a portion of a four-state area extending from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia.  The Company’s Shenandoah Mobile, LLC subsidiary owns 158 towers overall, leases space on 153 towers to PCS and has 202 leases with other wireless communications providers at December 31, 2015.

PCS has offered personal communications services through a digital wireless telephone and data network since 1995.  In 1999, this subsidiary executed a Management Agreement with Sprint.  The network, which utilizes code division multiple access, or CDMA, currently covers 269 miles of Interstates 81 and 83, and a 140 mile section of the Pennsylvania Turnpike between Pittsburgh and Philadelphia, as well as many of the communities near these routes.  The Sprint Affiliate area includes approximately 2.4 million residents, and our network currently covers more than 91% of them.  In early 2012, the Company amended its Management Agreement with Sprint in connection with the Company’s commitment to build a 4G LTE network in the Company’s service area.  Under its agreements with Sprint, the Company is the exclusive provider of wireless mobility communications network products and services in the 800 megahertz (MHz), 1900 megahertz (MHz) and 2.5 gigahertz (GHz) spectrum ranges.  The Company had 312,512 postpaid PCS customers at December 31, 2015, an increase of 8.6% compared to December 31, 2014.  The Company had 142,840 prepaid wireless customers at December 31, 2015, a decrease of 1.6% compared to December 31, 2014.  Of the Company’s total operating revenues, 56.3% in 2015, 58.5% in 2014 and 59.2% in 2013 were generated by or through Sprint and its customers using the Company's portion of Sprint’s nationwide PCS network.  No other customer relationship generated more than 1.0% of the Company’s total operating revenues in 2015, 2014 or 2013.

Under the Sprint agreements, Sprint provides the Company significant support services, such as customer service, billing, collections, long distance, national network operations support, inventory logistics support, use of the Sprint brand names, national advertising, national distribution and product development.

The Company records its postpaid PCS revenues, with the exception of certain roaming and equipment sales revenues, based on the net PCS revenues billed by Sprint, net of an 8% Management Fee and a Net Service Fee retained by Sprint. The Net Service Fee was 12.0% for 2011, 2012, and early 2013. Effective August 1, 2013, this fee increased to 14.0%, the maximum allowed at that time under the Sprint agreement.  During 2015, effective January 1, 2016, the Company amended its agreements with Sprint in order to better allocate certain costs covered by the Net Service Fee.  The Net Service Fee was reduced to 8.6%, and certain costs and revenues previously included within the Net Service Fee were broken out of the Net Service Fee and will be separately settled in the future.  Separately settled revenues primarily consist of revenues associated with Sprint’s wholesale subscribers’ use of our network and net travel revenue.  In addition, the Company will be charged for the costs of subsidized handsets sold through Sprint’s national channels as well as commissions paid by Sprint to third-party resellers in our service territory.  The Company does not expect this treatment to result in a significant change in wireless postpaid results, though it will increase both total revenue and total operating expenses.  Net PCS revenues billed by Sprint consist of gross monthly recurring charges for service, net of both recurring and non-recurring customer credits, account write offs and other billing adjustments.  Neither the Management Fee nor the Net Service Fee are deferred.

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

The Company has acquired several cable networks since 2008, and as of December 31, 2015, the Company has upgraded all of the markets acquired in these transactions in order to offer robust video, high speed data and telephone services throughout its territory.  Most of these markets are connected by a fiber network of 2,844 miles, which interconnects with the Wireline segment’s 1,736 mile fiber network.

There were 126,071 cable revenue generating units at December 31, 2015, an increase of 3.6% compared to December 31, 2014.  A revenue generating unit consists of each separate service (video, voice and internet) subscribed to by a customer.

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

Shenandoah Telephone Company provides local telephone services to 20,252 customers as of December 31, 2015, primarily in Shenandoah County and small service areas in Rockingham, Frederick, Warren, and Augusta counties in Virginia.  This subsidiary provides access for interexchange carriers to the local exchange network and switching for voice products offered through the Cable segment.  This subsidiary has a 20 percent ownership interest in Valley Network Partnership (“ValleyNet”), which offers fiber network facility capacity to business customers and other telecommunications providers in western, central, and northern Virginia, as well as the Interstate 81 corridor from Johnson City, Tennessee to Carlisle, Pennsylvania.

Shentel Cable of Shenandoah County, LLC was created as a new subsidiary of the Wireline segment in December 2013.  The video services offered in Shenandoah County share much of the network which the regulated telephone company uses to serve its customers in addition to its own coaxial network. These services had previously been included in the Cable segment. The subsidiary provides video services to 5,356 customers and high speed data to 420 customers as of December 31, 2015.

The Wireline segment also includes Shentel Communications, LLC, which was created through the 2012 merger of four other of the Company’s Wireline subsidiaries into Shentel Communications, LLC.  The following services are provided through this entity:

•	Internet access to customers in the northern Shenandoah Valley and surrounding areas. The Internet service has 12,666 digital subscriber line, or DSL, customers at December 31, 2015. DSL service is available to all customers in the Company’s regulated telephone service area.

•	Operation of the Maryland, West Virginia and Pennsylvania portions of a fiber optic network along the Interstate 81 corridor. In conjunction with the telephone subsidiary, Shentel Communications, LLC is associated with the ValleyNet fiber optic network. Shentel Communications, LLC’s fiber network also extends south from Harrisonburg, Virginia, through Covington, Virginia, then westward to Charleston, West Virginia. This extension of the fiber network was acquired to connect to and support the Company’s cable business, and the provision of facility leases of fiber optic capacity to end users, in these areas.

•	Resale of long distance service for calls placed to locations outside the regulated telephone service area by telephone customers. There were 9,476 long distance customers at December 31, 2015.

•	Facility leases of fiber optic capacity, owned by itself and affiliates, in surrounding counties and into Herndon, Virginia.

Effective for the fourth quarter of 2015, the Company expanded its data offerings in its legacy telephone service area. Previously, the Company only offered DSL-based internet access, and a phone line was required to obtain this service. Under the new offerings, subscribers who have access to our video services (the video network overlaps a portion of our legacy telephone network) are able to purchase higher-speed internet packages over the coaxial cable network, while DSL subscribers who do not have access to our video network can purchase DSL for internet access, without having to purchase telephone service.

Other Segment

The Other segment includes Shenandoah Telecommunications Company, which provides investing and management services to its subsidiaries.

Additional information concerning the Company’s operating segments is set forth in Note 14 of the Company’s consolidated financial statements appearing elsewhere in this report.

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

In markets where we provide video services, we also compete in the provision of telephone and high speed data services against the incumbent local telephone company.  Incumbent carriers enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including pre-existing customer relationships with virtually all end-users.  Wireless communications providers also are competing with wireline service providers, which further increases competition.

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

Competition is also intense and growing in the market for video services. Incumbent cable television companies, which have historically provided video service, face competition from direct broadcast satellite providers, on-line video services and from large wireline providers of telecommunications services (such as Verizon, Centurylink and AT&T) which have upgraded their networks to provide video services in addition to voice and high-speed Internet access services. These entities are large and have substantially greater infrastructure, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than the Company. Our ability to compete effectively will depend, in part, on the extent to which our service offerings overlap with these entities, and on our ability to anticipate and respond to the competitive forces affecting the market for video and other services.

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

Regulation of Wireless Operations

We operate our wireless business using radio spectrum made available by Sprint under the Sprint management agreements.  Our wireless business is directly or indirectly subject to, or affected by, a number of regulations and requirements of the FCC and other governmental authorities that apply to providers of commercial mobile radio services (“CMRS”).

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

PCS licenses are granted for ten-year terms.  Sprint’s PCS licenses for our service area are scheduled to expire on various dates between March 2016 and June 2025.  Licensees have an expectation of license renewal if they have provided “substantial” service during its past license terms, and have “substantially” complied with FCC rules and policies, and with the Communications Act of 1934.  All of the PCS licenses used in our wireless business have been successfully renewed since their initial grant.

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

Local Number Portability.   All covered CMRS providers, including the Company, are required to allow wireless customers to retain their existing telephone numbers when switching from one telecommunications carrier to another.  These rules are generally referred to as wireless local number portability (“LNP”).  The future volume of any porting requests, and the processing costs related thereto, may increase our operating costs in the future. We are currently in compliance with LNP requirements.  The FCC has selected a new Local Number Portability Administrator, and the transition to a new Local Number Portability Administrator may impact our ability to manage number porting and related tasks, or may result in additional costs related to the transition.

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

Consumer Privacy. The Company is subject to various federal and state laws intended to protect the privacy of end-users who subscribe to the Company’s services.  For example, the FCC has regulations that place restrictions on the permissible uses that we can make of customer-specific information, known as Customer Proprietary Network Information (“CPNI”), received from subscribers, and that govern procedures for release of such information in order to prevent identity theft schemes.  Other laws impose criminal and other penalties for the violation of certain CPNI requirements and related privacy protections. In addition, as explained below, the FCC has determined that broadband Internet access services are subject to the statutory protections afforded to CPNI, although the agency has not yet implemented specific regulations to that effect.

Our operations are also subject to federal and state laws governing information security.  In the event of an information security breach, such rules may require consumer and government agency notification and may result in regulatory enforcement actions with the potential of monetary forfeitures.

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

Accessibility.  The FCC imposes obligations on telecommunications service providers, including wireless providers, intended to ensure that individuals with disabilities receive access to telecommunications services and equipment.   FCC rules require CMRS providers to be capable of transmitting 911 calls from persons who are deaf, hard of hearing or speech disabled, through means other than mobile radio handsets, such as TTY technology.  In addition, telecommunications services, including interconnected VoIP, and advanced communications services (ACS) (such as email and text messaging) must be accessible to and usable by disabled persons, including by ensuring TTY signal compatibility, unless doing so is not achievable.  FCC rules require that customer support for covered services is accessible and also imposes extensive recordkeeping for both telecommunications services and ACS, and subject providers to significant penalties for non-compliance with accessibility requirements as well as for falsely certifying compliance with recordkeeping obligations. Similarly, existing FCC rules require us to offer a minimum number of hearing aid-compatible handsets to consumers.  The FCC recently proposed rules that would update technical specifications for hearing-aid compatible (HAC) handsets and extend HAC compatibility requirements to VoIP handsets.  We cannot predict if or when additional changes will be made to the current FCC accessibility rules, or whether and how such changes will affect us.

911 Services.  We are subject to FCC rules that require wireless carriers to make emergency 911 services available to their subscribers, including enhanced 911 services that convey the caller’s telephone number and detailed location information to emergency responders.  The FCC has also sought public comment to investigate further requirements regarding the accuracy of wireless location information transmitted during an emergency 911 call.  Additionally, the FCC has recently proposed rules that would require all wireless carriers to support the ability of consumers to send text messages to 911 in all areas of the country where 911 Public Safety Answering Points (“PSAP”) are capable of receiving text messages.  Also, in May 2013, the FCC adopted rules which require CMRS providers to provide an automatic “bounce-back” text message when a subscriber attempts to send a text message to 911 in a location where text-to-911 is not available.  In August 2014, the FCC ordered that all CMRS and interconnected text providers must be capable of supporting text-to-911 by December 31, 2014.  Such covered text providers have until June 30, 2015, to begin delivering text-to-911 messages to PSAPs that have submitted requests for such delivery by December 31, 2014, unless otherwise agreed with the PSAP, and six months to begin delivery after any such request made after December 31, 2014.  We are not able to predict the effect that these, or any other, changes to the 911 service rules will have on our operations.

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

Interconnection. Federal law and FCC regulations impose certain obligations on incumbent local exchange carriers to interconnect their networks with other telecommunications providers (either directly or indirectly) and to enter into ICAs with certain types of telecommunications providers.  Interconnection agreements typically are negotiated on a statewide basis and are subject to state approval.  If an agreement cannot be reached, parties to interconnection negotiations can submit unresolved issues to federal or state regulators for arbitration.  Disputes regarding intercarrier compensation can be brought in a number of forums (depending on the nature and jurisdiction of the dispute) including PUCs, the FCC, and the courts.  The Company is working to resolve several routine interconnection and intercarrier compensation-related disputes concerning the appropriate rates and terms for the origination and termination of traffic on third-party networks.

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

The VSCC has jurisdiction over local telephone companies’ intrastate access charges, and has indicated in the past that it might open a generic proceeding on the rates charged for intrastate access, although the scope and likelihood of such a proceeding is unclear in light of the FCC’s overhaul of the intercarrier compensation rules (discussed above), which affect states’ jurisdiction over intrastate access charges.   The VSCC issued a Final Order on August 9, 2011 that required service providers to eliminate their common carrier line charges in three stages.  Pursuant to the order, the Company’s intrastate common line revenue had declined in each of the previous three years, and was eliminated in mid-2014.

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

On February 26, 2015, in response to the D.C. Circuit’s ruling, the FCC adopted an order imposing new rules to reclassify and regulate broadband Internet access services. The Order reclassifies wireline and wireless broadband services as Title II common carrier services, and asserts legal authority to regulate broadband service offered by ISPs under Title II, Title III, and Section 706 of the Telecommunications Act.  In an effort to protect consumers and edge providers, new rules promulgated under the Order would prohibit ISPs from engaging in blocking, throttling, and paid prioritization, and the existing transparency/disclosure rules would be enhanced.  For the first time, under this Order the FCC has authority to hear complaints and take enforcement actions if it determines that the interconnection of ISPs are not just and reasonable, or if ISPs fail to meet a new general obligation not to harm consumers or edge providers.  The Order forbears from (at least for now) certain Title II regulation, such as rate regulation, tariffs and last-mile unbundling.  The Order does not propose assessment of USF fees on broadband at this time.   The Order has been appealed by multiple parties, but the rules are currently in effect (except for the expanded disclosure requirements, which will not become effective until they receive approval from the Office of Management and Budget). The Order could have a material adverse effect on our business and results of operations.   There are also legislative proposals in Congress to preempt the Chairman’s proposed “utility-style” regulation, while still addressing many of the underlying concerns.  We do not know at the current time if the new regulations will survive judicial review, nor do we know how they would be administered if they do, but they could adversely affect the potential development of advantageous relationships with Internet content providers.  Rules or statutes increasing the regulation of our Internet services could limit our ability to efficiently manage our networks and respond to operational and competitive challenges.

As the Internet has matured, it has become the subject of increasing regulatory interest.  Congress and Federal regulators have adopted a wide range of measures directly or potentially affecting Internet use.  The adoption of new Internet regulations or policies could adversely affect our business.

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

In addition, in 2015 the West Virginia Office of the Attorney General initiated an informal inquiry into the marketing practices and performance of all sizable West Virginia Internet service providers, including Shenandoah Cable Television, LLC, within West Virginia.  Pursuant to requests from the Attorney General’s office the Company provided all requested information concerning terms of service, pricing, packaging, advertising, service intervals, infrastructure investments and related information (including the results of internal speed tests).  It is unclear when this inquiry will be completed, or whether the Attorney General’s office will request additional information, or take any further action.  The impact of these activities on the Company, if any, is uncertain.

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

Pricing and Packaging.  Federal law limits cable rate regulation to communities that are not subject to “effective competition,” as defined by federal regulation.  In the absence of effective competition, federal law authorizes local franchising authorities to regulate the monthly rates charged for the minimum level of video programming service (the “basic service tier”) and for the installation, sale and lease of equipment used by end users to receive the basic service tier, but no additional cable offerings.  None of the local franchise authorities presently regulate our rates. Congress and the FCC from time to time have considered imposing new pricing and packaging restrictions on cable operators, including possible requirements to unbundle existing service tiers and provide cable programming on an a la carte basis.  We cannot predict whether or when such new pricing and packaging restrictions may be imposed on us or what effect they would have on our ability to provide cable service.

Must-Carry/Retransmission Consent. Local broadcast television stations can require a cable operator to carry their signals pursuant to federal “must-carry” requirements. Alternatively, local television stations may require that a cable operator obtain “retransmission consent” for carriage of the station’s signal, which can enable a popular local television station to obtain concessions from the cable operator for the right to carry the station’s signal. When stations choose retransmission consent over must-carry, both the station and the cable operator have a duty to negotiate in good faith for such consent. Although some local television stations today are carried by cable operators under the must-carry obligation, popular broadcast network affiliated stations (like ABC, CBS, FOX, CW and NBC) typically are carried pursuant to retransmission consent agreements. The cable industry’s retransmission consent costs are increasing rapidly. In the past, proposals have been advanced in Congress and at the FCC to reform or eliminate retransmission consent, and the FCC is currently considering limited reform measures. We are unable to predict what future changes, if any, Congress or the FCC might adopt in connection with retransmission consent and how such rules may affect our business.

Copyright Fees. Cable operators pay compulsory copyright fees (in addition to possible retransmission consent fees) to retransmit broadcast programming.  Although the cable compulsory copyright license has been in place for 40 years, there have been legislative and regulatory proposals to replace the compulsory license with privately negotiated licenses. We cannot predict whether such proposals will be enacted and how they might affect our business.  The Copyright Office adopted rules in 2014 governing private audits of cable operators’ compulsory copyright payments, and any resulting audits initiated by copyright owners could lead to demands for increased copyright payments.

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

Franchise Matters. Cable operators generally must apply for and obtain non-exclusive franchises from local or state franchising authorities before providing video service.  The terms and conditions of franchises vary among jurisdictions, but franchises generally last for a fixed term, subject to renewal; require the cable operator to collect a franchise fee of as much as 5% of the cable operator’s gross revenue from video services; and contain certain service quality and customer service obligations.  A significant number of states today have processes in place for obtaining state-wide franchises, and legislation has been introduced from time to time in Congress and in various states, including those in which we provide some form of video service, that would require the implementation of state-wide franchising processes.  Although we cannot predict whether state-wide franchising will become ubiquitous, it would, if implemented, likely lower barriers to entry and increase competition in the marketplace for video services.  In 2006, the FCC adopted new rules governing the terms and conditions under which franchising authorities can award franchises to entities that compete against incumbent cable service operators.  These rules generally limit the ability of franchising authorities to impose certain requirements on and extract certain concessions from new entrants.  Also in 2006, Virginia adopted a new franchising statute.  This statute largely leaves franchising responsibility in the hands of local municipalities and counties, but it governs the local government entities’ award of such franchises and their conduct of franchise negotiations.  We cannot predict the extent to which these rules and other developments will accelerate the pace of new entry into the video market or the effect, if any, they may have on our cable operations.

Leased Access/PEG. The Communications Act permits franchising authorities to require cable operators to set aside the use of channels for public, education and governmental access (“PEG”) programming.  The Communications Act also requires certain cable systems to make available a portion of their capacity for commercial leased access by third parties that would compete with programming offered on other channels of the cable system.  Increases in the amount of required commercial leased access or PEG access usage could reduce the number of channels available to us to provide other types of programming to subscribers.

Pole Attachments. The Communications Act requires most utilities to provide cable systems with access to poles and conduits and simultaneously subjects the rates charged for this access to either federal or state regulation. In 2011 and again in 2015, the FCC amended its existing pole attachment rules to promote broadband deployment. The 2011 order allows for new penalties in certain cases involving unauthorized attachments, but generally strengthens the cable industry’s ability to access investor-owned utility poles on reasonable rates, terms and conditions. Additionally, the 2011 order reduces the federal rate formula previously applicable to “telecommunications” attachments to closely approximate the rate formula applicable to “cable” attachments. The 2015 order (which may still be appealed by utility pole owners) continues that rate reconciliation, effectively closing the remaining “loophole” that potentially allowed for significantly higher rates for telecommunications attachments in certain scenarios. Neither the 2011 order nor the 2015 order directly affect the rate in states that self-regulate (rather than allow the FCC to regulate) pole rates, but many of those states have substantially the same rate for cable and telecommunications attachments.

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

VoIP Services.  We provide voice communications services over our cable network utilizing interconnected VoIP technology and service arrangements.  Although similar to telephone service in some ways, our VoIP service arrangement utilizes different technology and is subject to many of the same rules and regulations applicable to traditional telephone service.  The FCC order adopted on October 27, 2011, established rules governing intercarrier compensation payments for the origination and termination of telephone traffic between carriers and VoIP providers. In May 2014 the United States Court of Appeals for the Tenth Circuit upheld the FCC order reducing intercarrier compensation payments.  The rules are likely to substantially decrease intercarrier compensation payments we may have otherwise received over a multi-year period. The decreases over the multi-year transition will affect both the amounts that we pay to telecommunications carriers and the amounts that we receive from other carriers. The schedule and magnitude of these decreases, however, will vary depending on the nature of the carriers and the telephone traffic at issue. We cannot yet predict with certainty the balance of the impact on our revenues and expenses for voice services at particular times over this multi-year period.

Further regulatory changes are being considered that could impact our VoIP service.  The FCC and state regulatory authorities are considering, for example, whether certain common carrier regulations traditionally applied to incumbent local exchange carriers should be modified or reduced, and the extent to which common carrier requirements should be extended to VoIP providers.  The FCC has already determined that certain providers of voice services using Internet Protocol technology must comply with requirements relating to 911 emergency services, CALEA, USF contribution, customer privacy and CPNI issues, number portability, disability access, regulatory fees, and discontinuance of service.  In March 2007, a federal appeals court affirmed the FCC’s decision concerning federal regulation of certain VoIP services, but declined to specifically find that VoIP service provided by cable companies, such as we provide, should be regulated only at the federal level.  As a result, some states, including West Virginia, began proceedings to subject cable VoIP services to state-level regulation.  Although the West Virginia proceeding concluded without any new state-level regulation, it is difficult to predict whether it, or other state regulators, will continue to attempt to regulate our VoIP service.  We have registered with, or obtained certificates or authorizations from, the FCC and the state regulatory authorities in those states in which we offer competitive voice services in order to ensure the continuity of our services and to maintain needed network interconnection arrangements. It is not clear how the FCC Order to reclassify wireline and wireless broadband services as Title II common carrier services, and pursuant to Section 706, will affect the regulatory status of our VoIP services.  Further, it is also unclear whether and how these and other ongoing regulatory matters ultimately will be resolved. In November 2014, the FCC adopted an order imposing limited backup power obligations on providers of facilities-based fixed, residential voice services that are not otherwise line-powered, including our VoIP services.  This order will become effective for providers with fewer than 100,000 U.S. customer lines in August 2016 and at that time will require the company to disclose certain information to customers and to make available back up power at the point of sale.

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

Other Issues. Our ability to provide cable service may be affected by a wide range of additional regulatory and related issues, including FCC regulations pertaining to licensing of systems and facilities, set-top boxes, equipment compatibility, program exclusivity blackouts, advertising, public files, accessibility to persons with disabilities, emergency alerts, pole attachments, equal employment opportunity, privacy, consumer protection, and technical standards. For example, following enactment of the 21st Century Communications and Video Accessibility Act, the FCC has adopted new rules and heightened enforcement of rules requiring captioning and description of video programming, accessibility of emergency information, and equipment and navigation devices. In addition, proceedings before the FCC and state regulatory bodies have examined the rates that cable operators must pay to use utility poles and conduits, and other terms and conditions of pole attachment agreements. Pole attachment costs are significant and changes in pole attachment regulation and the resulting rates could have an adverse impact on our operations. In December 2014, as part of the Satellite Television Extension and Localism Act (“STELA”) reauthorization, Congress repealed a prohibition on cable operators offering set-top boxes with integrated security and navigational features (effective December 4, 2015), but also directed the FCC to establish a working group of “technical experts” to identify downloadable security design options to facilitate consumer use of retail navigation devices in lieu of set-top boxes provided by cable operators. The working group issued its report in August 2015.  In February 2016, the FCC initiated a new rulemaking proceeding and proposed rules to require us and other multichannel video programming distributors “MVPDs”) to make changes to our networks to enable customer-owned third party devices to access our video services in lieu of our leased set-top boxes.  Specifically, the FCC’s proposal would require MVPDs to offer three so-called “information flows” to third-party device makers, which would include (1) information about programming availability; (2) information about what a device is permitted to do with the content; and (3) the video program content itself.  If adopted as currently proposed by the FCC, the proposal could require us to undertake costly steps to re-engineer our network, and it could have a significant impact on our ability to deliver cable television services and compete with other video service providers, including those providing so-called “over-the-top” video services.  We cannot predict the nature and pace of these and other developments or the effect they may have on our operations.

Employees

At December 31, 2015, we had approximately 730 employees, of whom approximately 662 were full-time employees.  None of our employees is represented by a union or covered by a collective bargaining agreement.

Executive Officers

The following table presents information about our executive officers who, other than Christopher E. French, are not members of our board of directors.  Our executive officers serve at the pleasure of the Board of Directors.

Name	Title	Age	Date in Position
Christopher E. French	President and Chief Executive Officer	58	April 1988

Earle A. MacKenzie	Executive Vice President and Chief Operating Officer	63	June 2003

Adele M. Skolits	Vice President – Finance, Chief Financial Officer and Treasurer	57	September 2007

William L. Pirtle	Senior Vice President – Marketing and Sales	56	September 2015

Raymond B. Ostroski	General Counsel, Vice President - Legal and Corporate Secretary	61	January 2013

Thomas A. Whitaker	Senior Vice President – Operations	55	September 2015

Edward H. McKay	Senior Vice President –Engineering & Planning	43	September 2015

Richard A. Baughman	Vice President – Information Technology	48	June 2010

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

Mr. MacKenzie is Executive Vice President and Chief Operating Officer (COO) of the Company. He joined the Company in 2003, and is responsible for Shentel's daily operations of its subsidiaries. Mr. MacKenzie began his career in the telecommunications industry in 1975.  He was the co-founder and President of Broadslate Networks and Essex Communications. He served as COO of Digital Television Services and as Senior Vice President of Contel Cellular. Mr. MacKenzie is a graduate of The College of William and Mary and holds a BBA in accounting.  Mr. MacKenzie is a member of the Board of Directors of the American Cable Association.

Ms. Skolits serves as Chief Financial Officer and Vice President - Finance at Shentel. She joined the Company in 2007 and is responsible for Shentel's daily financial decisions. Ms. Skolits’ industry experience began in 1995 and included three years with Revol Wireless where she served as Chief Financial Officer. Ms. Skolits' telecommunications experience also includes serving as Controller for Comcast Metrophone, Director of Financial Operations for Comcast Cellular Communications and Chief Financial Officer of City Signal Communications. Ms. Skolits earned a BS degree in Commerce with a concentration in Accounting from the University of Virginia.

Mr. Pirtle is Senior Vice President - Marketing and Sales for Shentel. He was promoted to Senior Vice President in September 2015.  He is responsible for sales and marketing of Sprint branded wireless products and services, Shentel branded cable TV, Internet access, and voice products and services offered by the company. He is also responsible for the Shentel brand identity.  His previous position was Vice President - Wireless, responsible for Shentel’s Wireless segment.  He joined the Company in 1992 as Vice President - Network Services responsible for Shentel's technology decisions, maintenance and operation of its telephone, cable, cellular, paging and fiber optics networks. He helped launch Shentel's Internet business in 1994, and led its participation in its wireless PCS business and Sprint affiliation beginning in 1995. He is a graduate of the University of Virginia. Mr. Pirtle is a co-founder of the Shenandoah Valley Technology Council and has represented the Company on the Board of ValleyNet.

Mr. Ostroski is General Counsel and Vice President – Legal and Corporate Secretary for Shentel. He joined Shentel in 2013 and is responsible for all legal and regulatory compliance matters for the Company.  He also acts as Corporate Secretary to the Company’s Board of Directors.  Mr. Ostroski began his career in the telecommunications industry in 1985 and has served as Executive Vice President and General Counsel for One Communications, Senior Vice President and General Counsel for Commonwealth Telephone Enterprises, Executive Vice President and General Counsel for RCN Corporation and Senior Vice President and General Counsel of C-TEC Corporation.  Mr. Ostroski earned a BS degree in Social Science from Wilkes University and also earned a Juris Doctor degree from Temple University School of Law.

Mr. Whitaker is Senior Vice President - Operations for Shentel. He was promoted to Senior Vice President in September 2015.  He was previously the Vice President - Cable with responsibility for Shentel cable operations.  Mr. Whitaker joined Shentel in 2004 through the Shentel acquisition of NTC Communications. Mr. Whitaker is responsible for the ongoing development, operations and maintenance of Shentel’s wireless, wireline and cable operations. Additionally, he supports the Shentel Network Operations Center. Mr. Whitaker began his career in 1983. He previously was COO of NTC Communications, and served as Vice President of Network Operations at Broadslate Networks, Director of Wireless Operations for nTelos, and was Co-Founder and Vice President of Nat-Com, Incorporated. Mr. Whitaker is a graduate of West Virginia Wesleyan College in Buckhannon, WV.

Mr. McKay is Senior Vice President - Engineering & Planning for Shentel. He was promoted to Senior Vice President in September 2015.  He is responsible for network planning and engineering for all Shentel’s networks and the Marketing and Sales of Shentel’s fiber optic network.  Previously he was Vice President - Wireline and Engineering.  Mr. McKay joined Shentel in 2004 and began his telecommunications industry career in 1996, including previous engineering management positions at UUNET and Verizon. He is a graduate of the University of Virginia, where he earned ME and BS degrees in Electrical Engineering.  He represents the Company on the Board of ValleyNet.

Mr. Baughman is Vice President - Information Technology of Shentel. He began his career in 1991 working with the Navy and entered the telecommunications industry in 1995, working for companies including Bellcore/Telcordia, AT&T, Lucent, WINfirst and SureWest. He joined the Company in 2006 and is responsible for all of the back-office software and infrastructure systems at Shentel.  Mr. Baughman has a BS in Electrical Engineering from Lafayette College and an MS in Optics from the University of Rochester.

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

On October 27, 2011, the FCC adopted a number of broad changes to the intercarrier compensation rules governing the interstate access rates charged by small-to-mid-sized ILECs such as Shenandoah Telephone.  For example, the FCC adopted a national “bill and keep” framework, which may result in substantial reductions in the access charges paid by long distance carriers and other interconnecting carriers, possibly to zero, accompanied by increases to the subscriber line charges paid by business and residential end users. In addition, the FCC has changed some of the rules that determine what compensation carriers, including but not limited to wireless carriers, competitive local exchange carriers, VoIP providers and providers of other Internet-enabled services, should pay (and receive) for their traffic that is interconnected with ILEC networks.  These changes, and potential future changes, to such compensation regulations could increase our expenses or reduce our revenues. In addition, the Company is working to resolve several routine interconnection and intercarrier compensation-related disputes concerning the appropriate access rates and terms for the origination and termination of traffic on third-party networks.

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

As of December 31, 2015, we had $201.3 million of total long-term indebtedness, including the current portion of such indebtedness. Our level of indebtedness could have important consequences. For example, it may:

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

We could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm, and other serious negative consequences if we sustain cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our customers or other third parties.

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

We are subject to laws, rules and regulations relating to the collection, use and security of user data. Our operations are also subject to federal and state laws governing information security.  In the event of an information security breach, such rules may require consumer and government agency notification and may result in regulatory enforcement actions with the potential of monetary forfeitures.  Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify customers or employees of a data security breach.  We have incurred, and will continue to incur, expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

Risks Relating to the Pending Merger and the Pending Sprint Transactions

We may be unable to obtain the governmental and regulatory approvals required to consummate the Merger and the Sprint Transactions, or required governmental and regulatory approvals may delay the Merger or the Sprint Transactions or result in the imposition of conditions that are not favorable to us or that could cause the parties to abandon the Merger or the Sprint Transactions.

Our ability to complete the Merger and the Sprint Transactions is subject to risks and uncertainties, including, but not limited to, the risks that we may be unable to obtain the governmental and regulatory approvals required to consummate the Merger and the Sprint Transactions, or required governmental and regulatory approvals may delay the Merger or the Sprint Transactions or result in the imposition of conditions that are not favorable to us or that could cause the parties to abandon the Merger or the Sprint Transactions.  If the Merger is not completed for any reason, our ongoing business may be materially and adversely affected and we may fail to realize any of the anticipated benefits of having completed the Merger.

Failure to complete the Merger and the Sprint Transactions could have a material adverse effect on our financial condition and results and could negatively impact our stock price.

We have incurred and will continue to incur significant transaction costs relating to the Merger and the Sprint Transactions, including legal, accounting, financial advisory, regulatory and other expenses.  In connection with the Merger and the Sprint Transactions, we currently expect to incur regulatory costs, professional fees and other transaction-related fees and expenses until the Merger and the Sprint Transactions are completed successfully or abandoned.  Such costs could total approximately $30 to $35 million.  In general, these expenses are payable regardless of whether the Merger or the Sprint Transactions are completed successfully.  If the Merger is not completed successfully, we may be obligated, depending on the specific circumstances, to pay nTelos a termination fee of $25 million or $8.8 million, plus reimbursement of up to $2.5 million in fees, costs and expenses incurred by nTelos in connection with the Merger.  The payment of such termination fees and reimbursements could have a material adverse effect on our financial condition, results of operations or cash flows.  In addition, we could face litigation in the event the Merger or the Sprint Transactions are not consummated, which could subject us to significant liability for damages and result in the incurrence of substantial additional legal fees.  The current market price of our common stock may reflect an assumption that the Merger and the Sprint Transactions will be consummated, and failure to complete the Merger or the Sprint Transactions could result in a decline in our stock price.

If completed, the Merger and the Sprint Transactions may not achieve the intended benefits or may disrupt our current plans and operations.

If we are not able to integrate the business and assets of nTelos in an efficient and effective manner, the anticipated benefits and cost savings may not be realized fully, or at all, or may take longer to realize than expected, and the financial results of our operations may be affected materially and adversely. An inability to realize the full extent of the anticipated benefits of the Merger, the Sprint Transactions and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have a material adverse effect upon our revenues, level of expenses and operating results, which may adversely affect the value of our common stock following the Merger.  In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized.

As integration planning has progressed since the date of the Merger Agreement and the Master Agreement, certain of our past assumptions about the migration of nTelos customers and systems have materially changed.  We now expect that the migration process could extend through 2017.  This extended migration process will result in us incurring additional one-time costs associated with, among other things, maintaining the nTelos core network, providing additional customer care and, in certain circumstances, customer device replacement.  We expect that the aggregate amount of non-recurring costs associated with the Merger and the Sprint Transactions could be as much as twice the amount of our previous estimates.

Actual growth and cost synergies from the Merger and Sprint Transactions, if achieved, may be lower than what we expect and may take longer to achieve than anticipated.  If we are not able to adequately address integration challenges, we may be unable to successfully integrate the business and assets of nTelos or to realize the anticipated benefits of the Merger and the Sprint Transactions.

The integration of the business and assets of nTelos will require significant time and focus from our management following the Merger, and may divert attention from our day-to-day operations and our other businesses.  Additionally, consummation of the Merger and the Sprint Transactions could disrupt current plans and operations, which could delay the achievement of our strategic objectives.

We may be unable to retain our and/or nTelos’ customers, key management personnel and other key employees successfully after the Merger and the Sprint Transactions are completed, which could materially and adversely affect the future business and operations of the combined company.

The success of the Merger and the Sprint Transactions will depend in part on our ability to retain customers and retain, motivate and recruit key executives and employees.  Current nTelos customers may experience uncertainty while the Merger is pending or during the migration process to Sprint’s billing platform after the consummation of the Merger, which may materially and adversely affect the future business and operations of the combined company.  It is also possible that key employees currently employed by nTelos and by us may decide not to remain with nTelos or with us, as applicable, while the Merger is pending or with us after the Merger is consummated.  If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, our business activities may be adversely affected and management’s attention may be diverted from successfully integrating the business and assets of nTelos to hiring suitable replacements, all of which may cause our business to suffer.  In addition, we and nTelos may not be able to locate suitable replacements for any key employees who leave either company, or offer employment to potential replacements on reasonable terms.

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

Sprint continues to modernize its wireless network with the intention of improving voice quality, coverage and data speeds and simultaneously reducing future operating costs.  We participate in this plan, and to date, have upgraded the network in our service areas.

The continuing success of Sprint’s modernization plans will depend on the timing, extent and cost of implementation and the performance of third parties. Future activities include incorporating the 2.5 gigahertz spectrum to be acquired from Sprint. Should Sprint’s implementation plan be delayed, our margins could be adversely affected and such effects could be material.  Should Sprint’s future delivery of services expected to be deployed on the upgraded network be delayed, it could potentially result in the loss of customers to our competitors, and adversely affect our revenues, profitability and cash flows from operations.

Our business may suffer as a result of competitive pressures.

Our revenue growth is primarily dependent on the growth of the subscriber base and monthly recurring charges to subscribers.  Since 2014, competitive pressures have moved the focus from unlimited individual plans to family shared data plans.  These competitive pressures in the wireless telecommunications market could cause some major carriers to offer plans with increasingly larger bundles of minutes of use and data services at lower prices. Increased price competition will lead to lower monthly recurring charges or a loss of subscribers in the future. Continued competitive pressures in 2016 and beyond could require Sprint to lower its prices, which will limit growth in monthly recurring charges to subscribers.

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

In addition, restrictions exist, and new restrictions are considered from time to time by Congress, federal agencies and states, on the extent to which wireless customers may receive unsolicited telemarketing calls, text messages, junk e-mail or spam.  Our reliance on Sprint to perform those functions could subject the company to potential liabilities.  For example, an FCC enforcement action in 2015 resulted in a significant fine assessed upon Sprint following investigations that revealed the company had improperly billed customers millions of dollars in unauthorized third-party premium text messaging services.

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

Under limited circumstances involving non-renewal of our agreement or a breach by us, Sprint may purchase the operating assets of our wireless operations at a discount of 20% in the event of non-renewal, or 28% in the event of a breach. These discounts would be applied to the “entire business value” (“EBV”) as that term is defined in our agreement with Sprint.  EBV is defined as i) the fair market value of a going concern paid by a willing buyer to a willing seller in a change of control transaction; ii) valued as if the business will continue to utilize existing brands and operate under existing agreements; and, iii) valued as if we have continued use of the spectrum then in use in the network.  Determination of EBV is made by an independent appraisal process.  In addition, Sprint must approve any assignment of the Sprint agreements by us.  Sprint also has a right of first refusal to purchase our wireless operating assets if we decide to sell those assets to a third party.  These restrictions and other restrictions contained in the Sprint  agreements could adversely affect the value of our common stock, may limit our ability to sell the foregoing assets on advantageous terms, may reduce the value a buyer would be willing to pay, and may reduce the EBV, as described in the Sprint agreements.

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

In December 2014, Congress repealed a prohibition on cable operators offering set-top boxes with integrated security and navigational features (effective December 4, 2015), but also directed the FCC to establish a working group of “technical experts” to identify downloadable security design options to facilitate consumer use of retail navigation devices in lieu of set-top boxes provided by cable operators. The working group issued its report in August 2015.   In February 2016, the FCC initiated a new rulemaking proceeding and proposed new rules that would require us and other MVPDs to make changes to our networks to enable customer-owned third party devices to access our video services in lieu of our leased set-top boxes.  Specifically, the FCC’s proposal would require MVPDs to offer three so-called “information flows” to third-party device makers, which would include: (1) information about programming availability; (2) information about what a device is permitted to do with the content; and (3) the video program content itself.  If adopted as currently proposed by the FCC, the proposal could require us to undertake costly steps to re-engineer our network, and it could have a significant impact on our ability to deliver cable television services and compete with other video service providers, including those providing so-called “over-the-top” video services. We cannot predict the nature and pace of these and other developments or the effect they may have on our operations.  New regulations could increase our cost for equipment, affect our relationship with our customers, and/or enable third parties to try to offer equipment that accesses disaggregated cable content merged with other services delivered over the Internet to compete with our premium service offerings.

Any significant impairment of our non-amortizing cable franchise rights would lead to a decrease in our assets and a reduction in our net operating performance.

At December 31, 2015, we had non-amortizing cable franchise rights of approximately $64.1 million which constituted approximately 10.2% of total assets at that date.  If we make changes in our business strategy or if market or other conditions adversely affect our cable operations, we may be forced to record an impairment charge, which would lead to a decrease in the carrying value of the Company’s assets and reduction in our net operating performance.  We test non-amortizing intangible assets for impairment annually or whenever events or changes in circumstances indicate impairment may have occurred.  If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the non-amortizing intangible assets and the fair value of the non-amortizing intangible assets, in the period in which the determination is made.  The testing of non-amortizing intangible assets for impairment requires the Company to make significant estimates about the future performance and cash flows of our Cable segment, as well as other assumptions.  These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies.  Any changes to key assumptions about our Cable segment’s business and its future prospects, or actual performance compared with those assumptions, or other assumptions, could affect the fair value of our Cable segment non-amortizing intangibles, resulting in an impairment charge.

Risks Related To Our Broadband Services

Our broadband services may be adversely impacted by legislative or regulatory changes that affect our ability to develop and offer services or that could expose us to liability from customers or others.

The Company provides broadband Internet access services to its cable and telephone customers through cable modems and DSL.  The FCC has adopted “open internet” rules, also referred to as “net neutrality,” that could affect the Company’s provision of broadband services.

On February 26, 2015, in response to a federal appellate court ruling invalidating the FCC’s initial “open Internet” rules, the FCC adopted an order imposing new rules regulating broadband Internet access service.  The Order reclassifies wireline and wireless broadband services as Title II common carrier services, and asserts legal authority to regulate broadband service offered by ISPs under Title II, Title III, and Section 706 of the Telecommunications Act.  In an effort to protect consumers and edge providers, the new rules would prohibit ISPs from engaging in blocking, throttling, and paid prioritization, and the existing transparency rules would be enhanced.  Reasonable network management activities would remain permitted.  For the first time, under this Order the FCC has authority to hear complaints and take enforcement action if it determines that the interconnection of ISPs are not just and reasonable, or if ISPs fail to meet a new general obligation not to harm consumers or edge providers.  The Order forbears (at least for now) from certain Title II regulation, such as rate regulation, tariffs and last-mile unbundling.  It does not propose assessment of USF fees on broadband at this time.  The Order has been appealed by multiple parties, but the rules are currently in effect (except for the expanded disclosure requirements, which will not become effective until they receive approval from the Office of Management and Budget). The Order could have a material adverse effect on our business and results of operations.   There are also legislative proposals in Congress to preempt the Chairman’s proposed “utility-style” regulation, while still addressing many of the underlying concerns.  We do not know at the current time if the new regulations will survive judicial review, nor do we know how they would be administered if they do, but they could limit our ability to efficiently manage our cable systems and respond to operational and competitive challenges.  Such rules or statutes could also restrict arrangements between us and Internet content, application, and service providers, including backbone connection arrangements. In addition, if the FCC were to adopt new rules under a Title II framework, the reclassification of broadband services as Title II common carrier services could subject our services to far more extensive and burdensome federal and state regulation.

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

The FCC has already extended certain traditional telecommunications carrier requirements to many VoIP providers such as us, including E911, USF collection, CALEA, privacy of CPNI, number porting, rural call completion, outage reporting, disability access and discontinuance of service requirements. In November 2014, the FCC adopted an order imposing limited backup power obligations on providers of facilities-based fixed, residential voice services that are not otherwise line-powered, including our VoIP services.  This order will become effective for providers with fewer than 100,000 U.S. customer lines in August 2016 and at that time will require the company to disclose certain information to customers and to make available back up power at the point of sale.

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

The Company owns nine telephone exchange buildings that are located in the major towns and some of the rural communities that are served by the regulated telecommunications operations.  These buildings contain switching and fiber optic equipment and associated local exchange telecommunications equipment. The Company owns a building that houses customer service operations in Rustburg, Virginia.  The Company has fiber optic hubs or points of presence in Maryland, Virginia and West Virginia.

The Company leases land, buildings and tower space in support of its Wireless operations.  As of December 31, 2015, the Company had 555 PCS sites, including Wireless sites on property owned by the Company, and 16 leased retail locations.

The Company owns or leases other warehouse, office and retail space in various locations to support its operations.  The leases for the foregoing land, buildings and tower space expire on various dates between 2016 and 2040.  For information about these leases, see Note 12 to the consolidated financial statements appearing elsewhere in this report.  The Company plans to lease additional land, equipment space, and retail space in support of its operations.

ITEM 3.	LEGAL PROCEEDINGS

On August 24, 2015, Mr. Marvin Westen and Mr. Paul Sekerak each filed a putative class action lawsuit challenging the Merger in which the Company, Merger Sub, nTelos and members of the nTelos board of directors have been named as defendants.  The stockholders actions were filed in the Court of Chancery of the State of Delaware.  These actions are styled Marvin Westen v. Michael A. Huber, et al., Case No. CA-11421, and Paul Sekerak v. nTelos Holdings Corp., et al., Case No. CA-11422.  The actions generally allege, among other things, that each member of the nTelos board of directors breached fiduciary duties to nTelos and its stockholders by agreeing to sell nTelos for consideration deemed “inadequate” and by agreeing to deal protection terms that allegedly foreclose competing offers.  Plaintiffs also allege that the Company and Merger Sub (or, in the case of Mr. Sekerak, the Company and nTelos) purportedly aided and abetted the foregoing breaches.  Plaintiffs seek, among other things, injunctive relief preventing consummation of the Merger (and/or directing rescission of the transaction, to the extent already implemented), unspecified damages and an award of plaintiff’s expenses and attorneys’ fees.  The Company believes these claims are without merit and intend to defend the Company and Merger Sub vigorously.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company declared a two-for-one split of the Company’s common stock, for shareholders of record as of the close of business on December 31, 2015. All historical share amounts have been doubled and all historical per share amounts have been halved throughout this document. The Company's stock is traded on the NASDAQ Global Select Market under the symbol “SHEN.”

The following table shows the closing high and low sales prices per share of common stock as reported by the NASDAQ Global Select Market for each quarter during the last two years:

2015	High	Low
Fourth Quarter	$25.34	$20.44
Third Quarter	21.57	15.77
Second Quarter	18.22	15.29
First Quarter	16.45	13.78

2014	High	Low
Fourth Quarter	$16.00	$12.09
Third Quarter	15.53	12.41
Second Quarter	16.31	12.83
First Quarter	16.73	11.68

As of February 17, 2016, there were 4,186 holders of record of the Company’s common stock.

Shenandoah Telecommunications Company historically has paid annual cash dividends on or about December 1 of each year.  The cash dividend was $0.24 per share in 2015 and $0.235 per share in 2014.  Dividends are paid to Shenandoah Telecommunications Company shareholders from accumulated dividends paid to it by its operating subsidiaries.   Under the Company’s credit agreement with CoBank dated September 14, 2012, the Company is restricted in its ability to pay dividends in the future.  So long as no Default or Event of Default (as such term is defined in the credit agreement) exists before, or will result after giving effect to such dividends, distributions or redemptions on a pro forma basis, the Company may declare or pay a lawful dividend or other distribution of assets, or retire, redeem, purchase or otherwise acquire capital stock in an aggregate amount which when added to any such dividends, distributions or redemptions of capital stock or other equity interest made, declared or paid from and after January 1, 2012 does not exceed $5 million plus 50% of the Company’s consolidated net income (excluding non-cash extraordinary items such as write-downs or write-ups of assets, other than current assets) from January 1, 2012 to the date of declaration of any such dividends, distributions or redemptions.

The following graph and table show the cumulative total shareholder return on the Company’s common stock compared to the NASDAQ US Index and the NASDAQ Telecommunications Index for the period between December 31, 2010 and December 31, 2015.  The NASDAQ Telecommunications Index includes 33 companies that represent a wide mix of telecommunications service and equipment providers and smaller carriers that offer similar products and serve similar markets.  The graph assumes $100 was invested on December 31, 2010 in the Company’s common stock, and the other two indexes, and that all dividends were reinvested and market capitalization weighting as of December 31, 2011, 2012, 2013, 2014 and 2015.

Our performance graphs use comparable indexes provided by NASDAQ OMX Global Indexes.

	2010	2011	2012	2013	2014	2015
Shenandoah Telecommunications Company	100	58	86	147	182	253
NDAQ US	100	118	137	183	206	207
NDAQ Telecom Stocks	100	127	152	172	177	183

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In addition, in conjunction with the award of shares or exercises of stock options, the Company periodically repurchases shares from certain recipients to cover the minimum statutory tax withholding requirements associated with the transaction.  The following table provides information about the Company’s repurchases of shares during the three months ended December 31, 2015:

	Number of Shares Purchased	Average Price Paid per Share

October 1 to October 31	293	$23.55
November 1 to November 30	3,004	24.11
December 1 to December 31	283	21.17

Total	3,580	$23.84

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data as of December 31, 2015, 2014, 2013, 2012, and 2011 and for each of the years in the five-year period ended December 31, 2015.

The selected financial data as of December 31, 2015 and 2014 and for each of the years in the three-year period ended December 31, 2015 are derived from the Company’s audited consolidated financial statements appearing elsewhere in this report. The selected financial data as of December 31, 2013,  2012, and 2011 and for the years ended December 31, 2012 and 2011 are derived from the Company’s audited consolidated financial statements not included in this report.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

(in thousands, except share and per share data; all share and per share data have been adjusted to reflect the two-for-one stock split effective December 31, 2015)

	2015	2014	2013	2012	2011

Operating revenues	$342,485	$326,946	$308,942	$288,075	$251,145
Operating expenses	268,399	265,003	253,535	253,417	218,855
Operating income	74,086	61,943	55,407	34,658	32,290
Interest expense	7,355	8,148	8,468	7,850	8,289
Income taxes	27,726	22,151	19,878	12,008	10,667

Net income from continuing operations	$40,864	$33,883	$29,586	$16,603	$13,538
Discontinued operations, net of tax (a)	-	-	-	(300)	(545)
Net income	$40,864	$33,883	$29,586	$16,303	$12,993
Total assets	628,740	619,242	597,006	570,740	479,979
Total debt – including current maturities	201,250	224,250	230,000	231,977	180,575

Shareholder Information:
Shares outstanding	48,475,132	48,264,994	48,080,554	47,924,220	47,675,056
Income per share from continuing operations-diluted	$0.84	$0.70	$0.62	$0.35	$0.28
Loss per share from discontinued operations-diluted	-	-	-	(0.01)	(0.01)
Net income per share-diluted	0.83	0.70	0.61	0.34	0.27
Cash dividends per share	$0.24	$0.235	$0.18	$0.165	$0.165

(a)	Discontinued operations include the operating results of Converged Services. The Company announced its intention to dispose of Converged Services in September 2008, and reclassified its operating results as discontinued operations. The Company completed the disposition of Converged Services properties during 2013.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Significant Transactions

The 2015, 2014 and 2013 financial results of the Company reflected several significant transactions.  These transactions should be noted in understanding the financial results of the Company for 2015, 2014 and 2013.

Pending Acquisition of nTelos and Related Transactions

On August 10, 2015, we entered into the Merger Agreement with Merger Sub and nTelos, pursuant to which, subject to certain conditions, at the effective time of the Merger, Merger Sub will merge with and into nTelos, with nTelos surviving the Merger as our wholly-owned subsidiary.

Under the terms of the Merger Agreement, which has been approved by the stockholders of nTelos and unanimously approved by the boards of directors of the Company and nTelos, at the effective time of the Merger, each share of nTelos common stock, par value $0.01 per share, of nTelos (“nTelos Common Stock”) issued and outstanding immediately prior to the effective time of the Merger (other than shares held by us, nTelos and any subsidiaries (which will be cancelled) and shares owned by stockholders who properly exercised and perfected a demand for appraisal rights under Delaware law), will be converted into the right to receive the Merger Consideration.  This results in a total equity value of nTelos of approximately $208 million, after including shares and other equity-based awards expected to vest on change of control.  In accordance with the Merger Agreement, we will repay all existing indebtedness of nTelos as of the closing of the Merger, which was approximately $520 million as of December 31, 2015.

The completion of the Merger is subject to the satisfaction or waiver of certain conditions, including the approval of the transaction by the FCC and the consummation of the Sprint Transactions.  We expect the Merger to close at the end of the first quarter, or the early part of the second quarter, of 2016.

On February 26, 2016, we entered into a letter agreement with nTelos pursuant to which the parties agreed to extend the date after which either we or nTelos may terminate the Merger Agreement, from February 29, 2016 to June 28, 2016, as permitted by the Merger Agreement.  While the parties believe that closing will occur at the end of the first quarter or early in the second quarter, the purpose of the extension is to allow the parties additional time to satisfy certain conditions in order to complete the Merger, which would not have been satisfied by the end of February 29, 2016 date.

In connection with the execution of the Merger Agreement, on August 10, 2015, PCS and SprintCom entered into the Master Agreement and, along with certain affiliates of Sprint, entered into the Affiliate Addendum.  The closing of the Sprint Transactions will occur simultaneously with, and are conditioned upon, the consummation of the Merger.

Once the Merger and the Sprint Transactions are completed, we will implement comprehensive integration activities for nTelos customers.  As part of that process, nTelos customers will be migrated to Sprint and Sprint’s billing platforms.  As migration planning has progressed since the date of the Merger Agreement and Master Agreement, certain of our past assumptions about the migration have materially changed.  We now expect that the migration process could extend through 2017.  This extended migration process will result in us incurring additional one-time costs associated with, among other things, maintaining the nTelos core network, providing additional customer care and, in certain circumstances, customer device replacement.  We expect that the aggregate amount of non-recurring costs associated with the Merger and the Sprint Transactions could be as much as twice the amount of our previous estimates.  We are in discussions with Sprint on potential ways to mitigate the incremental costs associated with the extended migration process.

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

Based upon the initial timetable and revisions, the Company determined that changes to the remaining depreciable lives for base stations and certain other assets were required, adding $3.2 million of additional depreciation expense to 2013’s results.  The 4G LTE base stations require either fiber or microwave backhaul.  Accordingly, the Company replaced the copper-based T1 circuits it previously had or leased with fiber and microwave technology.  In addition to incurring the costs to install the new backhaul facilities, the Company incurred duplicate network costs during the replacement period for each base station, early termination fees, and higher monthly costs of the higher capacity circuits (though much less expensive per megabit of capacity) following the upgrade.  However, the additional capacity of the new fiber-based backhaul facilities will delay the need to further upgrade its capacity to accommodate additional network traffic.  During 2013, based upon Company projections, the Company determined that microwave equipment used to backhaul wireless traffic from approximately 150 of its cell sites would be inadequate to carry its traffic by 2016, and accordingly, reduced the remaining useful life of this class of assets.

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

Allowance for Doubtful Accounts

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection and write-off experience, current trends, credit policies, and the analysis of the accounts receivable by aging category.  In determining these estimates, the Company compares historical write-offs in relation to the estimated period in which the subscriber was originally billed.  The Company also looks at the historical average length of time that elapses between the original billing date and the date of write-off and the financial position of its larger customers in determining the adequacy of the allowance for doubtful accounts.  From this information, the Company assigns specific amounts to be applied against the outstanding receivables.  The Company does not carry an allowance for receivables related to Sprint PCS customers.  In accordance with the terms of the affiliate contract with Sprint, the Company receives payment from Sprint for the monthly net billings to PCS customers in weekly installments over the following four or five weeks.

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

Long-lived Assets

The Company views the determination of the carrying value of long-lived assets as a significant accounting estimate since the Company must determine an estimated economic useful life in order to properly amortize or depreciate long-lived assets and because the Company must consider if the value of any long-lived assets have been impaired, requiring adjustment to the carrying value.

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

Results of Continuing Operations

2015 Compared to 2014

Consolidated Results

The Company’s consolidated results from continuing operations for the years ended December 31, 2015 and 2014 are summarized as follows:

(in thousands)	Years Ended December 31,		Change
	2015	2014	$	%

Operating revenues	$342,485	$326,946	15,539	4.8
Operating expenses	268,399	265,003	3,396	1.3
Operating income	74,086	61,943	12,143	19.6
Other expense, net	5,496	5,909	413	7.0
Income tax expense	27,726	22,151	5,575	25.2
Net income	$40,864	$33,883	6,981	20.6

Operating revenues

Operating revenues increased $15.5 million, or 4.8%. Cable segment revenue grew $13.1 million, primarily as a result of a 5.4% growth in average subscriber counts and an increase in revenue per subscriber. Wireless segment revenues increased $1.3 million compared to 2014. Net prepaid service revenue increased $4.3 million, primarily due to 4.5% growth in average prepaid subscribers over 2014 and higher average revenue per subscriber due to improvements in product mix. Net postpaid service revenues decreased $2.7 million as a 6.7% increase in average postpaid subscribers was more than offset by lower revenue service plans associated with handset financing and leasing programs. Wireline segment revenue increased $4.4 million, led by growth in carrier access fees, fiber revenues, and internet service revenues. Affiliate revenues increased $3.3 million. Affiliate revenues are eliminated from the consolidated totals shown in the table above.

Operating expenses

Total operating expenses increased $3.4 million, or 1.3%, in 2015 compared to 2014.  Cost of goods and services sold decreased $8.4 million, primarily due to an $11.8 million decrease in PCS postpaid and prepaid handset costs, partially offset by a $4.1 million increase in cable programming and retransmission consent costs. Selling, general and administrative expenses increased $7.0 million, driven by $3.5 million of expenses associated with the pending acquisition of nTelos and by a $1.8 million increase to support growth of the wireless prepaid business. Depreciation and amortization expense increased $4.8 million, due to a one-time unfavorable adjustment of $2.0 million cumulative impact of additional depreciation on certain assets placed into service in one year and closed out in the fixed asset system in a subsequent year, and to ongoing projects to expand and upgrade the wireless, cable and fiber networks.

Other Expense, net

Interest expense decreased $0.8 million in 2015 from 2014.  The decrease resulted from a combination of lower outstanding balances due to principal paydowns in 2015, as well as a decrease in the base rate of 0.25% effective May of 2015 due to improvements in the Company’s leverage ratio.  Each of these factors contributed approximately $0.4 million to the decrease.  The reduction in interest expense was partially offset by reduced gains from investments in 2015.

Income tax expense

The Company’s effective tax rate increased from 39.5% in 2014 to 40.4% in 2015. The increase is primarily attributable to the non-deductible costs for tax purposes related to the pending acquisition of nTelos.

Net income

Net income increased $7.0 million, or 20.6%, in 2015 from 2014. Growth in subscriber counts in the Wireless and Cable segments, along with a decrease in cost of goods and services sold in the Wireless segment contributed to the increase, but were partially offset by expenses related to the pending acquisition of nTelos and the unfavorable adjustment to depreciation expense.

Wireless

The Company’s Wireless segment provides digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, through Shenandoah Personal Communications, LLC (“PCS”), a Sprint PCS Affiliate.  Through Shenandoah Mobile, LLC (“Mobile”), this segment also leases land on which it builds Company-owned cell towers, which it leases to affiliated and non-affiliated wireless service providers, throughout the same four-state area described above.

PCS receives revenues from Sprint for subscribers that obtain service in PCS’s network coverage area.  PCS relies on Sprint to provide timely, accurate and complete information to record the appropriate revenue for each financial period.  Postpaid revenues received from Sprint are recorded net of certain fees retained by Sprint.  These fees total 22% of postpaid net billed revenue (gross customer billings net of credits and adjustments to customer accounts, and write-offs of uncollectible accounts), as defined by the Affiliate Agreement with Sprint.

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

In April 2014, the Company’s PCS stores began participating in Sprint’s postpaid handset financing programs, whereby Sprint enters into a financing agreement with the subscriber and the subscriber receives a handset from Sprint.  In these instances, the equipment revenue from the subscriber and the handset expense are Sprint’s responsibility and are not recorded by the Company. In the fourth quarter of 2015, approximately 77% of postpaid gross additions through Company channels involved a handset financing plan. All else being equal, the service plans for these subscribers generate less monthly service revenue compared to plans with a subsidized handset.

The following tables show selected operating statistics of the Wireless segment as of the dates shown:

	Dec. 31, 2015	Dec. 31, 2014	Dec. 31, 2013
Retail PCS Subscribers – Postpaid	312,512	287,867	273,721
Retail PCS Subscribers – Prepaid	142,840	145,162	137,047
PCS Market POPS (000) (1)	2,433	2,415	2,397
PCS Covered POPS (000) (1)	2,224	2,207	2,067
CDMA Base Stations (sites)	552	537	526
Towers Owned	158	154	153
Non-affiliate Cell Site Leases (2)	202	198	217
Gross PCS Subscriber Additions – Postpaid	77,067	72,891	66,558
Net PCS Subscriber Additions – Postpaid	24,645	14,146	10,829
PCS Average Monthly Retail Churn % - Postpaid (3)	1.47%	1.76%	1.75%
Gross PCS Subscriber Additions – Prepaid	83,796	74,838	76,416
Net PCS Subscriber Additions (Losses) – Prepaid	(2,322)	8,115	8,870
PCS Average Monthly Retail Churn % - Prepaid (3)	4.93%	4.00%	4.24%

1)	POPS refers to the estimated population of a given geographic area and is based on information purchased from third party sources. Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the Company’s network. Covered POPS increased in 2014 primarily as a result of the Company’s deployment of the 800 megahertz spectrum at existing cell sites.
2)	The decrease from December 31, 2013 to December 31, 2014 is primarily a result of termination of Sprint iDEN leases associated with the former Nextel network.
3)	PCS Average Monthly Retail Churn is the average of the monthly subscriber turnover, or churn, calculations for the period.

(in thousands)	Years Ended December 31,		Change
	2015	2014	$	%

Segment operating revenues
Wireless service revenue	$192,752	$191,147	$1,605	0.8
Tower lease revenue	10,505	10,201	304	3.0
Equipment revenue	5,175	5,729	(554)	(9.7)
Other revenue	369	377	(8)	(2.1)
Total segment operating revenues	$208,801	$207,454	$1,347	0.6

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	63,570	73,290	(9,720)	(13.3)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	35,792	33,171	2,621	7.9
Depreciation and amortization	34,416	31,111	3,305	10.6
Total segment operating expenses	133,778	137,572	(3,794)	(2.8)
Segment operating income	$75,023	$69,882	$5,141	7.4

Operating revenues

Wireless service revenue increased $1.6 million, or 0.8%, in 2015 over 2014.  Net prepaid service revenues grew $4.3 million, or 9.9%, due to 4.5% growth in average prepaid subscribers over 2014 and higher average revenue per subscriber due to improvements in product mix. Net postpaid service revenues decreased $2.7 million.  Average postpaid subscribers increased 6.7% in 2015 over the 2014 period, but the increase was more than offset by promotional discounts and a switch to lower revenue service plans associated with handset financing and leasing plans.  Under these programs, the Company receives less service revenue from the subscriber, while the equipment revenue from the subscriber and the handset expense become Sprint’s responsibility and are not recorded by the Company.  The decreases in service revenues are currently more than offset by a decrease in handset expense within cost of goods and services.

Tower lease revenue increased primarily as a result of amendments to existing leases, as third party co-locators add 4G capabilities to our towers.

Equipment revenue decreased due primarily to a lower volume of subsidized handset sales, partially offset by lower discounts on those sales.

Operating expenses

Cost of goods and services decreased $9.7 million, or 13.3%, in 2015 from 2014. Postpaid handset costs decreased $10.9 million, as handset expenses associated with financing and leasing plans are Sprint’s responsibility and are not recorded by the Company. Prepaid handset costs decreased $1.0 million, driven by year-over-year declines in both the volume and average cost of handsets.  Network costs increased $1.9 million, due to a decrease in labor capitalized to projects and to increases in rent and power expenses for cell sites and towers. Additionally, the prior year period included a $0.4 million gain on disposal of 3G equipment.

Selling, general and administrative costs increased $2.6 million, or 7.9%, in 2015 over 2014.  Costs to support the prepaid wireless business increased $1.8 million, driven by subscriber growth, product mix, and higher general and administrative costs. Personnel costs increased $0.7 million due to the addition of new retail stores. Advertising expenses increased $0.6 million. Property taxes increased $0.5 million due to a prior year refund and a higher tax basis in network assets as a result of recent upgrades.  The increases were partially offset by a $1.1 million decline in third party commissions expense due to lower volume of commissionable handsets activated through dealer channels.

Depreciation and amortization increased $3.3 million, or 10.6%, in 2015 over 2014, following completion of Network Vision upgrades.

Cable

The Cable segment provides video, internet and voice services in franchise areas in portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area. It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia.

The following table shows selected operating statistics of the Cable segment as of the dates shown:

	Dec. 31, 2015	Dec. 31, 2014	Dec. 31, 2013

Homes Passed (1)	172,538	171,589	170,470
Customer Relationships (2)
Video customers	48,184	49,247	51,197
Non-video customers	24,550	22,051	18,341
Total customer relationships	72,734	71,298	69,538
Video
Customers (3)	50,215	52,095	53,076
Penetration (4)	29.1%	30.4%	31.1%
Digital video penetration (5)	77.9%	65.9%	49.2%
High-speed Internet
Available Homes (6)	172,538	171,589	168,255
Customers (3)	55,690	51,359	45,776
Penetration (4)	32.3%	29.9%	27.2%
Voice
Available Homes (6)	169,801	168,852	163,282
Customers (3)	20,166	18,262	14,988
Penetration (4)	11.9%	10.8%	9.2%
Revenue Generating Units (7)	126,071	121,716	113,840
Fiber Route Miles	2,844	2,834	2,636
Total Fiber Miles (8)	76,949	72,694	69,296
Average Revenue Generating Units	124,054	117,744	110,611

1)	Homes and businesses are considered passed (“homes passed”) if we can connect them to our distribution system without further extending the transmission lines. Homes passed is an estimate based upon the best available information.
2)	Customer relationships represent the number of customers who receive at least one of our services.
3)	Generally, a dwelling or commercial unit with one or more television sets connected to our distribution system counts as one video customer. Where services are provided on a bulk basis, such as to hotels, universities and some multi-dwelling units, the revenue charged to the customer is divided by the rate for comparable service in the local market to determine the number of customer equivalents included in the customer counts shown above.
4)	Penetration is calculated by dividing the number of customers by the number of homes passed or available homes, as appropriate.
5)	Digital video penetration is calculated by dividing the number of digital video customers by total video customers. Digital video customers are video customers who receive any level of video service via digital transmission. A dwelling with one or more digital set-top boxes or digital adapters counts as one digital video customer.
6)	Homes and businesses are considered available (“available homes”) if we can connect them to our distribution system without further extending the transmission lines and if we offer the service in that area.
7)	Revenue generating units are the sum of video, voice and high-speed internet customers.
8)	Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

(in thousands)	Years Ended December 31,		Change
	2015	2014	$	%
Segment operating revenues
Service revenue (1)	$88,980	$77,179	$11,801	15.3
Other revenue (1)	8,642	7,374	1,268	17.2
Total segment operating revenues	$97,622	$84,553	$13,069	15.5

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	54,611	51,982	2,629	5.1
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	19,412	19,521	(109)	(0.6)
Depreciation and amortization	23,097	23,148	(51)	(0.2)
Total segment operating expenses	97,120	94,651	2,469	2.6
Segment operating income (loss)	$502	$(10,098)	$10,600	105.0

(1)	Prior year service and other revenue amounts have been recast to conform to the current year presentation of video and internet equipment revenues being included in service revenue rather than other revenue.

Operating revenues

Cable segment service revenue increased $11.8 million, or 15.3%. Internet service revenue increased $8.5 million, or 29.7%, due to a 9.7% increase in average internet subscribers, along with an improved product mix as customers upgraded to higher-speed plans with higher monthly recurring charges. Video revenue, including retransmission consent fee surcharges, increased $4.0 million driven by video rate increases in January 2015. Voice revenue increased $1.2 million due to 16.7% growth in average voice revenue generating units. These increases were partially offset by a $1.9 million increase in bundle discounts.

Other revenue grew $1.3 million, primarily due to new fiber contracts and higher installation revenue.

Operating expenses

Cable segment cost of goods and services increased $2.6 million, or 5.1%, in 2015 over 2014. Video programming costs, including retransmission consent fees, increased $4.1 million as the impact of rising rates per subscriber outpaced declining video subscriber counts. Network costs grew $0.7 million, primarily due to $0.4 million increase in the Universal Service fees mandated by the U.S. government in the current year. The increases were offset by a $1.5 million decrease in disposal costs following a $1.6 million disposal of obsolete equipment in 2014, along with a $1.0 million decrease in maintenance expense following a multi-year project to upgrade cable network infrastructure.

Selling, general and administrative expenses decreased $0.1 million against the prior year as declines in marketing and customer service costs were largely offset by growth in administrative and operating tax expenses.

Wireline

The Wireline segment provides regulated and unregulated voice services, DSL and broadband internet access, and long distance access services throughout Shenandoah County and portions of Rockingham, Frederick, Warren and Augusta counties in Virginia. The segment also provides video services in portions of Shenandoah County, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor through West Virginia, Maryland and portions of Pennsylvania.

	Dec. 31, 2015	Dec. 31, 2014	Dec. 31, 2013
Telephone Access Lines (1)	20,252	21,612	22,106
Long Distance Subscribers	9,476	9,571	9,851
Video Customers(2)	5,356	5,692	6,342
DSL and Cable Modem Subscribers (3)	13,086	12,742	12,632
Fiber Route Miles	1,736	1,556	1,452
Total Fiber Miles (4)	123,891	86,801	84,600

1)	Effective October 1, 2015, the Company launched cable modem services on its cable plant, and ceased the requirement that a customer have a telephone access line to purchase DSL service.
2)	The Wireline segment’s video service passes approximately 16,000 homes.
3)	2015 total includes 420 customers served via the coaxial cable network.
4)	Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

(in thousands)	Years Ended December 31,		Change
	2015	2014	$	%

Segment operating revenues
Service revenue (1)	$21,880	$20,986	$894	4.3
Carrier access and fiber revenues (1)	42,303	39,202	3,101	7.9
Other revenue (1)	3,237	2,847	390	13.7
Total segment operating revenues	$67,420	$63,035	$4,385	7.0

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	31,668	30,088	1,580	5.3
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	6,612	6,009	603	10.0
Depreciation and amortization	12,736	11,224	1,512	13.5
Total segment operating expenses	51,016	47,321	3,695	7.8
Segment operating income	$16,404	$15,714	$690	4.4

(1)	Prior year categories of access revenue and facilities lease revenue have been combined into the new category of carrier access and fiber revenue to conform to current year presentation. Additionally, set-top box revenues included in other revenue in the prior year are now presented within service revenue.

Operating revenues

Total operating revenues in 2015 increased $4.4 million, or 7.0%, over 2014. Carrier access and fiber revenues grew $3.1 million as growth in affiliate and non-affiliate fiber contracts were partially offset by favorable Universal Service program adjustments that were recorded in the first quarter of 2014. Internet service revenue grew $1.2 million as customers upgraded to higher-speed plans.

Operating expenses

Operating expenses overall increased $3.7 million, or 7.8%, in 2015, compared to 2014. The increase in cost of goods and services resulted primarily from a $2.1 million increase in costs to support affiliate fiber routes. The increase was partially offset by a $0.6 million decrease in affiliate and non-affiliate line costs. Sales, general and administrative expenses increased as a result of growth in sales and customer service support teams.

Depreciation expense grew $1.5 million as a result of continued investment in the construction of fiber facilities. The current year total includes an unfavorable adjustment of $0.4 million related to assets placed into service in one year and closed out in the fixed asset system in a subsequent year.

2014 Compared to 2013

Consolidated Results

The Company’s consolidated results from continuing operations for the years ended December 31, 2014 and 2013 are summarized as follows:

(in thousands)	Years Ended December 31,		Change
	2014	2013	$	%

Operating revenues	$326,946	$308,942	18,004	5.8
Operating expenses	265,003	253,535	11,468	4.5
Operating income	61,943	55,407	6,536	11.8
Other income (expense)	5,909	(5,943)	(34)	(0.6)
Income tax expense	22,151	19,878	2,273	11.4
Net income from continuing operations	$33,883	$29,586	4,297	14.5

Operating revenues

Operating revenues increased $18.0 million, or 5.8%, in 2014 over 2013. Wireless segment revenues increased $9.3 million compared to 2013.  The Wireless revenue growth included an increase in net postpaid service revenues of $5.0 million, driven by 4.7% year-over-year growth in average postpaid subscribers.  In addition, net prepaid service revenues grew $3.2 million, or 7.9%, due to 4.9% growth in average prepaid subscribers and higher average revenue per subscriber in 2014 over 2013. Cable segment revenues increased $8.7 million. Cable service revenues grew $5.3 million due to a 6.4% increase in average revenue generating units compared to the 2013 period, a video rate increase in early 2014, and to customers selecting higher-priced digital TV and higher-speed data packages. Cable equipment revenues increased $2.3 million due to a change in January 2014 of charging customers separately for their first set top box, which previously had been included in the service fee. Additionally, customer use of digital converter boxes grew as the Company converted markets to all-digital signals. Growth in fiber lease revenue contributed $0.6 million to the year-over-year increase of Cable segment revenue. Wireline segment revenue increased $3.6 million, primarily due to growth in facility lease revenues from new contracts with affiliates and third parties.

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

Depreciation and amortization increased $2.9 million, or 10.4%, in 2014 over 2013, following completion of Network Vision upgrades.

Cable

(in thousands)	Years Ended December 31,		Change
	2014	2013	$	%

Segment operating revenues
Service revenue (1)	$77,179	$69,782	$7,397	10.6
Other revenue (1)	7,374	6,090	1,284	21.1
Total segment operating revenues	$84,553	$75,872	$8,681	11.4

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	51,982	45,767	6,215	13.6
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	19,521	19,052	469	2.5
Depreciation and amortization	23,148	21,202	1,946	9.2
Total segment operating expenses	94,651	86,021	8,630	10.0
Segment operating loss	$(10,098)	$(10,149)	$51	0.5

(1)	Prior year service and other revenue amounts have been recast to conform to the current year presentation of video and internet equipment revenues being included in service revenue rather than other revenue.

Operating revenues

Cable revenue increased $8.7 million, or 11.4% in 2014 over 2013. Cable service revenue increased $7.4 million, or 10.6%, due to a 6.4% increase in average revenue generating units, a video rate increase in January 2014, customers selecting higher-priced digital TV services and higher-speed data access packages, and increases in equipment rents. Other revenue increased by $1.3 million, due to increases in facility lease revenue, which grew $0.7 million due to new contracts with third parties, while all other revenues increased $0.6 million from 2013 to 2014.

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

Wireline

(in thousands)	Years Ended December 31,		Change
	2014	2013	$	%

Segment operating revenues
Service revenue (1)	$20,986	$20,244	$742	3.7
Carrier access and fiber revenues (1)	39,202	36,266	2,936	8.1
Other revenue (1)	2,847	2,960	(113)	(3.8)
Total segment operating revenues	$63,035	$59,470	$3,565	6.0

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	30,088	28,603	1,485	5.2
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	6,009	5,344	665	12.4
Depreciation and amortization	11,224	11,308	(84)	(0.7)
Total segment operating expenses	47,321	45,255	2,066	4.6
Segment operating income	$15,714	$14,215	$1,499	10.5

(1)	Prior year categories of access revenue and facilities lease revenue have been combined into the new category of carrier access and fiber revenue to conform to current year presentation. Additionally, set-top box revenues included in other revenue in the prior year are now presented within service revenue

Operating revenues

Total operating revenues in 2014 increased $3.6 million over 2013.  Increases in service revenue resulted primarily from increases in revenues to provide broadband services.  Carrier access and fiber revenue grew $2.9 million due to additional leasing of fiber backhaul facilities to new and existing customers, offset by a decrease in revenues as a result of 2013 changes in certain intrastate access charges. Other revenue decreased $0.1 million due in part to the conclusion of billings for transition services to buyers of Converged Services’ properties.

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

The following table shows adjusted OIBDA for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)

Adjusted OIBDA	$150,902	$132,144	$118,596

The following table reconciles adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure, for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated Results:
Operating income	$74,086	$61,943	$55,407
Plus depreciation and amortization	70,702	65,890	60,722
Plus (gain) loss on asset sales	235	2,054	784
Plus share based compensation expense	2,333	2,257	1,683
Plus nTelos acquisition related expenses	3,546	-	-
Adjusted OIBDA	$150,902	$132,144	$118,596

The following tables reconcile adjusted OIBDA to operating income by major segment for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Wireless Segment:
Operating income	$75,023	$69,882	$64,141
Plus depreciation and amortization	34,416	31,111	28,177
Plus (gain) loss on asset sales	62	(101)	647
Plus share based compensation expense	554	475	481
Adjusted OIBDA	$110,055	$101,367	$93,446

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Cable Segment:
Operating income (loss)	$502	$(10,098)	$(10,149)
Plus depreciation and amortization	23,097	23,148	21,202
Plus (gain) loss on asset sales	45	1,500	(59)
Plus share based compensation expense	811	848	735
Adjusted OIBDA	$24,455	$15,398	$11,729

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Wireline Segment:
Operating income	$16,404	$15,714	$14,215
Plus depreciation and amortization	12,736	11,224	11,308
Plus (gain) loss on asset sales	169	655	195
Plus share based compensation expense	408	386	356
Adjusted OIBDA	$29,717	$27,979	$26,074

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

Sources and Uses of Cash. The Company generated $119.3 million of net cash from operations in 2015, an increase from $115.0 million in 2014, which was a $20.7 million increase from 2013.  The increases were primarily due to increases in operating income before depreciation and amortization.

During 2015, the Company utilized $69.3 million in net investing activities, including $69.7 million invested in capital assets, partially offset by proceeds from sales of assets.  During 2014, the Company utilized $67.6 million in net investing activities.  Plant and equipment purchases in 2015, 2014 and 2013 totaled $69.7 million, $68.2 million and $117.0 million, respectively. Capital expenditures in 2015 supported projects across all segments, including wireless network capacity and coverage enhancements, new retail stores, cable segment extensions and investment in customer premises equipment, and expansion and upgrade of our fiber networks. Expenditures in 2014 also supported projects across all segments, including wireless network capacity and coverage enhancements, cable plant expansion and upgrades, and wireline fiber builds. Expenditures in 2013 primarily supported the upgrade of PCS base stations in conjunction with the Network Vision project, as well as expansion of capacity on other PCS base stations and other related spending.  Cable system upgrades to acquired systems were completed in 2013.

Financing activities utilized $42.2 million in 2015 as the Company made $23.0 million in principal payments on long-term debt, paid cash dividends totaling $11.1 million and paid $7.9 million in debt issuance fees related to the pending nTelos acquisition. Financing activities utilized $16.8 million in 2014, principally due to $10.8 million in cash dividends paid to shareholders and $5.8 million of principal repayments on long-term debt.  Financing activities utilized $10.5 million in 2013, principally due to $8.2 million in dividends paid to shareholders and $2.0 million in principal repayments under our loan agreements.

Indebtedness.  As of December 31, 2015, the Company’s indebtedness totaled $201.3 million, with an annualized effective interest rate of approximately 3.21% after considering the impact of the interest rate swap contract.  The balance consists of the Term Loan Facility at a variable rate (2.67% as of December 31, 2015) that resets monthly based on one month LIBOR plus a base rate of 2.25% currently.  The Term Loan Facility requires quarterly principal repayments of $5.75 million, which began on December 31, 2014 and will continue until the remaining expected balance of approximately $120.75 million is due at maturity on September 30, 2019.

The Company’s credit agreement includes a Revolver Facility that provides for $50 million in availability for future capital expenditures and general corporate needs.  In addition, the credit agreement permits the Company to enter into one or more Incremental Term Loan Facilities in the aggregate principal amount not to exceed $100 million subject to compliance with certain covenants.  At December 31, 2015, no draw had been made under the Revolver Facility and the Company had not entered into any Incremental Term Loan Facility.  When and if a draw is made, the maturity date and interest rate options would be substantially identical to the Term Loan Facility, though the margin on principal drawn on the revolver is 0.25% less than the corresponding margin on term loans.  If the interest rate on an Incremental Term Loan Facility is more than 0.25% greater than the rate on the existing outstanding balances, the interest rate on the existing debt would reset at the same rate as the Incremental Term Loan Facility.  Repayment provisions would be agreed to at the time of each draw under the Incremental Term Loan Facility.

The Company is subject to certain financial covenants measured on a trailing twelve month basis each calendar quarter unless otherwise specified.  These covenants include:

•	a limitation on the Company’s total leverage ratio, defined as indebtedness divided by earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than or equal to 2.00 to 1.00 thereafter;
•	a minimum debt service coverage ratio, defined as EBITDA divided by the sum of all scheduled principal payments on the Term Loans and regularly scheduled principal payments on other indebtedness plus cash interest expense, greater than 2.50 to 1.00 at all times;
•	a minimum equity to assets ratio, defined as consolidated total assets minus consolidated total liabilities, divided by consolidated total assets, of at least 0.35 to 1.00 thereafter, measured at each fiscal quarter end.

As of December 31, 2015, the Company was in compliance with the financial covenants in its credit agreements, and ratios at December 31, 2015 were as follows:

	Actual	Covenant Requirement
Total Leverage Ratio	1.35	2.00 or Lower
Debt Service Coverage Ratio	4.24	2.50 or Higher
Equity to Assets Ratio	46.1%	35.0% or Higher

Contractual Commitments.  The Company is obligated to make future payments under various contracts it has entered into, primarily amounts pursuant to its long-term debt facility, and non-cancelable operating lease agreements for retail space, tower space and cell sites.  Expected future minimum contractual cash obligations for the next five years and in the aggregate at December 31, 2015, are as follows:

Payments due by periods
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt principal (1)	$201,250	$23,000	$46,000	$132,250	$-
Interest on long–term debt (1)	17,495	5,141	9,054	3,300	-
“Pay fixed” obligations (2)	3,410	1,038	1,705	667	-
Operating leases (3)	143,402	14,605	29,324	27,741	71,732
Purchase obligations (4)	15,155	13,058	2,097	-	-
nTelos Acquisition (5)	17,000	17,000	-	-	-
Total obligations	$397,712	$73,842	$88,180	$163,958	$71,732

1)	Includes principal payments and estimated interest payments on the Term Loan Facility based upon outstanding balances and rates in effect at December 31, 2015.
2)	Represents the maximum interest payments we are obligated to make under our derivative agreement. Assumes no receipts from the counterparty to our derivative agreement.
3)	Amounts include payments over reasonably assured renewals. See Note 12 to the consolidated financial statements appearing elsewhere in this report for additional information.
4)	Represents open purchase orders at December 31, 2015.
5)	Represents estimated costs to complete the financing arrangements that will be due and payable regardless of whether the transaction closes. Additionally, if the deal closes, the Company expects to incur approximately $15 million in transaction related expenses; if the deal does not close, the Company can expect to incur $25 million in a break-up fee.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments.  The Company spent $69.7 million on capital projects in 2015, up from $68.2 million spent in 2014 and $117.0 million spent in 2013.  Capital expenditures in 2015 and 2014 supported projects across all segments, including wireless network capacity and coverage enhancements, cable plant expansion and upgrades, and wireline fiber builds. The Company incurred significant capital spending in 2013 related to the PCS network upgrade as part of Sprint’s Network Vision upgrade project.

Capital expenditures budgeted for 2016 totaled $229.4 million, including $134.2 million on the Wireless segment for upgrades and expansion of the nTelos wireless network.  Due primarily to the delay in closing the nTelos merger, the Company now expects that capital expenditures for 2016 will be $10.9 million lower, or $218.5 million, with $120.3 million in the Wireless segment relating to the nTelos wireless network.  In addition, $21.2 million is budgeted for information technology upgrades, new and renovated buildings and other projects,  $24.2 million for additional network capacity, and $36.4 million for network expansion including new fiber routes, new cell towers, and cable market expansion. Approximately $13.1 million of the budget is success-based, and will be scaled back if not supported by customer growth.

The Company believes that, excluding the impacts of the pending nTelos acquisition, cash on hand and cash flow from operations (and if necessary, borrowings available under the Company’s existing credit facilities) will provide sufficient cash to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its existing financing agreements for at least the next 12 months. Thereafter, capital expenditures will likely continue to be required to provide increased capacity to meet the Company’s expected growth in demand for its products and services. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for its products, new market developments and opportunities and general economic opportunities.

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

Merger-Related Financing Transaction. In connection with the Merger and the Sprint Transactions, on December 18, 2015, we entered into a credit agreement (the “New Credit Agreement”) with various banks and other financial institutions party thereto (the “Lenders”) and CoBank, ACB, as administrative agent for the Lenders.  The New Credit Agreement provides for three facilities: (i) a five-year revolving credit facility of up to $75 million, (ii) a five-year term loan facility of up to $485 million and (iii) a seven-year term loan facility of up to $400 million (collectively, the “Facilities”), which we expect to use to pay the Merger Consideration, to finance the network upgrades required by the Sprint Transactions, to refinance, in full, all indebtedness outstanding under our existing credit agreement, to repay all existing indebtedness of nTelos, to pay fees and expenses in connection with the Merger and for working capital, capital expenditures and other corporate purposes of us and our subsidiaries (and, following the consummation of the Merger, of nTelos and its subsidiaries).

We will be the borrower under the New Credit Agreement. The availability of the Facilities is subject to the satisfaction or waiver of certain conditions set forth in the New Credit Agreement, including, among other things, the consummation of the Merger on or before June 28, 2016.  The commitments of the Lenders with respect to the Facilities will terminate if the consummation of the Merger and the initial funding of the Facilities does not occur on or prior to June 28, 2016.

Subsequent to the closing of the Merger, the Company’s future requirements for debt service will increase, due to incremental interest on the larger outstanding loan balances, and increased amortization requirements to pay down the loan balances, compared to the terms of our existing debt arrangements.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  In August 2015, the FASB issued ASU No. 2015-14, delaying the effective date of ASU 2014-09.  As amended, the new standard is effective for the Company on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2015, the FASB issued ASU No. 2015-2, “Consolidation (Topic 820): Amendments to the Consolidation Analysis”. The ASU provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after September 1, 2016 (fiscal 2017). The Company is still evaluating what impact, if any, this ASU will have on the Company’s consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for the Company beginning on January 1, 2016. Early adoption is permitted. The Company has not elected to early adopt and does not expect this adoption to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”, to simplify the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company will not elect to early adopt and does not expect this adoption to have a material impact on its consolidated financial statements.

In addition to the updates outlined above, FASB has issued other Accounting Standards Updates that were reviewed by management and determined to have a minimal impact on the financial statements. The Company will continue to evaluate the impact of all updates as they are released.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of December 31, 2015, the Company had $201.3 million of variable rate debt outstanding, bearing interest at a rate of 2.67% as determined on a monthly basis. An increase in market interest rates of 1.00% would add approximately $1.9 million to annual interest expense, excluding the effect of the interest rate swap.  In 2012, the Company entered into a swap agreement that covers notional principal equal to approximately 76% of the outstanding variable rate debt through maturity in 2019, requiring the Company to pay a fixed rate of 1.13% and receive a variable rate based on one month LIBOR (0.42% as of December 31, 2015), to manage a portion of its interest rate risk. Changes in the net interest paid or received under the 2012 swap would offset approximately 76% of the change in interest expense on the variable rate debt outstanding. The 2012 swap currently adds approximately $0.7 million to annual interest expense, based on the spread between the fixed rate and the variable rate currently in effect on our debt.

The second component of interest rate risk consists of temporary excess cash, which can be invested in various short-term investment vehicles such as overnight repurchase agreements and Treasury bills with a maturity of less than 90 days. As of December 31, 2015, the cash is invested in a combination of a commercial checking account that has limited interest rate risk, and three money market mutual funds that contain a total investment of $40.1 million.  Management continually evaluates the most beneficial use of these funds.

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

Management views market risk as having a potentially significant impact on the Company's results of operations, as future results could be adversely affected if interest rates were to increase significantly for an extended period, or if the Company’s need for additional external financing resulted in increases to the interest rates applied to all of its new and existing debt.  As of December 31, 2015 the Company has $48.4 million of variable rate debt with no interest rate protection.  The Company’s investments in publicly traded stock and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Executive Supplemental Retirement Plan.  General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

As of December 31, 2015, the Company had $8.0 million of cost and equity method investments.  Approximately $2.6 million is invested in privately held companies through investments with portfolio managers.  Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-2 through F-33.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2015. Based on this, our chief executive officer and chief financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our chief executive officer and our chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s evaluation under the COSO framework of our internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

KPMG LLP, an independent registered public accounting firm, which audited the Company’s consolidated financial statements included in this Annual Report, has issued a report on the effectiveness of the Company’s internal control over financial reporting, which is included in Item 8 of this Annual Report.

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers” in Part 1, Item 1 of this report for information about our executive officers, which is incorporated by reference in this Item 10.  Other information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement for its 2016 Annual Meeting of Shareholders, referred to as the “2016 proxy statement,” which we will file with the SEC on or before 120 days after our 2015 fiscal year end, and which appears in the 2016 proxy statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Information required by this Item 11 is incorporated herein by reference to the 2016 proxy statement, including the information in the 2016 proxy statement appearing under the captions “Election of Directors-Director Compensation” and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference to the 2016 proxy statement appearing under the caption “Security Ownership.”

The Company awards stock options to its employees meeting certain eligibility requirements under plans approved by its shareholders in 2005 and 2014, referred to as the “2005 stock option plan” and “2014 stock option plan”, respectively.  Outstanding options and the number of shares available for future issuance as of December 31, 2015 were as follows:

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

2005 stock option plan	904,158	$7.70	-

2014 stock option plan	-	-	2,824,654

Effective April 2014, the 2014 stock option plan was approved by shareholders with 3.0 million shares authorized. As a result of the adoption of the 2014 stock option plan, additional grants will not be made under the 2005 stock option plan, although outstanding grants may continue to vest, be distributed or exercised.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the 2016 proxy statement, including the information in the 2016 proxy statement appearing under the caption “Executive Compensation-Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the 2016 proxy statement, including the information in the 2016 proxy statement appearing under the caption “Shareholder Ratification of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-33 of this report and are incorporated by reference in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

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

2.1
Agreement and Plan of Merger, dated as of August 10, 2015, by and among Shenandoah Telecommunications Company, Gridiron Merger Sub, Inc. and NTELOS Holdings Corp., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated August 11, 2015.

3.1
Amended and Restated Articles of Incorporation of Shenandoah Telecommunications Company filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2007, as amended by the Articles of Amendment of Shenandoah Telecommunications Company filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K , filed January 5, 2016.

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

10.47
Master Agreement dated as of August 10, 2015, by and among SprintCom, Inc. and Shenandoah Personal Communications, LLC, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 11, 2015.

10.48
Addendum XVIII dated as of August 10, 2015, to Sprint PCS Management Agreement by and among SprintCom, Inc., PhillieCo, L.P., and Shenandoah Personal Communications, LLC, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 11, 2015.

10.49
Credit Agreement dated as of December 18, 2015, by and among Shenandoah Telecommunications Company, as Borrower, the guarantors party thereto from time to time, CoBank, ACB, as Administrative Agent, and various other agents and lenders named therein, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 24, 2015.

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

SHENANDOAH TELECOMMUNICATIONS COMPANY

February 26, 2016	/S/ CHRISTOPHER E. FRENCH
Christopher E. French, President
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/CHRISTOPHER E. FRENCH	President & Chief Executive Officer,
February 26, 2016	Director (Principal Executive Officer)
Christopher E. French

/s/ADELE M. SKOLITS	Vice President – Finance and Chief Financial Officer
February 26, 2016	(Principal Financial Officer and
Adele M. Skolits	Principal Accounting Officer)

/s/DOUGLAS C. ARTHUR	Director
February 26, 2016
Douglas C. Arthur

/s/KEN L. BURCH	Director
February 26, 2016
Ken L. Burch

/s/TRACY FITZSIMMONS	Director
February 26, 2016
Tracy Fitzsimmons

/s/JOHN W. FLORA	Director
February 26, 2016
John W. Flora

/s/ RICHARD L. KOONTZ, JR.	Director
February 26, 2016
Richard L. Koontz, Jr.

/s/DALE S. LAM	Director
February 26, 2016
Dale S. Lam

/s/ JONELLE ST. JOHN	Director
February 26, 2016
Jonelle St. John

/s/JAMES E. ZERKEL II	Director
February 26, 2016
James E. Zerkel II

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

 Index to the Consolidated 2015 Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F-2 and F-3

Consolidated Financial Statements for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Balance Sheets	F-4 and F-5
Consolidated Statements of Income and Comprehensive Income	F-6
Consolidated Statements of Shareholders’ Equity	F-7 and F-8
Consolidated Statements of Cash Flows	F-9 and F-10
Notes to Consolidated Financial Statements	F-11 through F-33

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Shenandoah Telecommunications Company:

We have audited Shenandoah Telecommunications Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Shenandoah Telecommunications Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Shenandoah Telecommunications Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Shenandoah Telecommunications Company:

We have audited the accompanying consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shenandoah Telecommunications Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Shenandoah Telecommunications Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
February 26, 2016

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
in thousands

ASSETS	2015	2014

Current Assets
Cash and cash equivalents	$76,812	$68,917
Accounts receivable, net	29,778	30,371
Income taxes receivable	7,694	14,752
Materials and supplies	4,183	8,794
Prepaid expenses and other	8,573	4,279
Deferred income taxes	907	1,211
Total current assets	127,947	128,324

Investments, including $2,654 and $2,661 carried at fair value	10,679	10,089

Property, plant and equipment, net	410,018	405,907

Other Assets
Intangible assets, net	66,993	68,260
Deferred charges and other assets, net	13,103	6,662
Other assets, net	80,096	74,922
Total assets	$628,740	$619,242

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
in thousands

LIABILITIES AND SHAREHOLDERS’ EQUITY	2015	2014

Current Liabilities
Current maturities of long-term debt	$23,000	$23,000
Accounts payable	13,009	11,151
Advanced billings and customer deposits	11,674	12,375
Accrued compensation	5,915	5,466
Accrued liabilities and other	7,639	7,162
Total current liabilities	61,237	59,154

Long-term debt, less current maturities	178,250	201,250

Other Long-Term Liabilities
Deferred income taxes	74,868	76,777
Deferred lease payable	8,142	7,180
Asset retirement obligations	7,266	6,928
Other liabilities	9,039	9,607
Total other liabilities	99,315	100,492

Commitments and Contingencies

Shareholders’ Equity
Common stock, no par value, authorized 96,000 shares; issued and outstanding 48,475 shares in 2015 and 48,265 shares in 2014	32,776	29,712
Accumulated other comprehensive income, net of taxes	415	1,122
Retained earnings	256,747	227,512
Total shareholders’ equity	289,938	258,346

Total liabilities and shareholders’ equity	$628,740	$619,242

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31, 2015, 2014 and 2013
in thousands, except per share amounts

	2015	2014	2013

Operating revenues	$342,485	$326,946	$308,942

Operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	121,330	129,743	125,140
Selling, general and administrative, exclusive of depreciation and amortization shown below	76,367	69,370	67,673
Depreciation and amortization	70,702	65,890	60,722
Total operating expenses	268,399	265,003	253,535
Operating income	74,086	61,943	55,407

Other income (expense)
Interest expense	(7,355)	(8,148)	(8,468)
Gain on investments, net	105	208	756
Non-operating income, net	1,754	2,031	1,769
Income before income taxes	68,590	56,034	49,464
Income tax expense	27,726	22,151	19,878
Net income	$40,864	$33,883	$29,586

Other comprehensive income:
Unrealized gain (loss) on interest rate hedge, net of tax	(707)	(1,472)	3,457
Comprehensive income	$40,157	$32,411	$33,043

Earnings per share:
Basic	$0.84	$0.70	$0.62
Diluted	$0.83	$0.70	$0.61

Weighted average shares outstanding, basic	48,388	48,198	48,002

Weighted average shares outstanding, diluted	49,024	48,720	48,230

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2015, 2014 and 2013
in thousands, except per share amounts

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012	47,924	$24,688	$184,023	$(863)	$207,848

Net income	-	-	29,586	-	29,586
Other comprehensive loss, net of tax	-	-	-	3,457	3,457
Dividends declared ($0.18 per share)	-	-	(8,647)	-	(8,647)
Dividends reinvested in common stock	40	475	-	-	475
Stock based compensation	-	1,938	-	-	1,938
Common stock issued through exercise of incentive stock options	132	1,186	-	-	1,186
Common stock issued for share awards	136	-	-	-	-
Common stock issued	2	10	-	-	10
Common stock repurchased	(154)	(1,600)	-	-	(1,600)
Net excess tax benefit from stock options exercised	-	62	-	-	62
Balance, December 31, 2013	48,080	26,759	204,962	2,594	234,315

Net income	-	-	33,883	-	33,883
Other comprehensive income, net of tax	-	-	-	(1,472)	(1,472)
Dividends declared ($0.235 per share)	-	-	(11,333)	-	(11,333)
Dividends reinvested in common stock	39	572	-	-	572
Stock based compensation	-	2,624	-	-	2,624
Common stock issued through exercise of incentive stock options	102	1,141	-	-	1,141
Common stock issued for share awards	162	-	-	-	-
Common stock issued	2	6	-	-	6
Common stock repurchased	(120)	(1,785)	-	-	(1,785)
Net excess tax benefit from stock options exercised	-	395	-	-	395
Balance, December 31, 2014	48,265	29,712	227,512	1,122	258,346

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2015, 2014 and 2013
in thousands, except per share amounts

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Net income	-	$-	$40,864	$-	$40,864
Other comprehensive loss, net of tax	-	-	-	(707)	(707)
Dividends declared ($0.24 per share)	-	-	(11,629)	-	(11,629)
Dividends reinvested in common stock	22	544	-	-	544
Stock based compensation	-	2,719	-	-	2,719
Common stock issued through exercise of incentive stock options	87	996	-	-	996
Common stock issued for share awards	212	-	-	-	-
Common stock issued	1	11	-	-	11
Common stock repurchased	(111)	(1,885)	-	-	(1,885)
Net excess tax benefit from stock options exercised	-	679	-	-	679
Balance, December 31, 2015	48,475	$32,776	$256,747	$415	$289,938

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014 and 2013
in thousands

	2015	2014	2013

Cash Flows from Operating Activities
Net income	$40,864	$33,883	$29,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69,287	63,324	56,583
Amortization	1,415	2,566	4,139
Provision for bad debt	1,640	1,678	2,019
Stock based compensation expense	2,333	2,624	1,938
Excess tax benefits on stock option exercises	(679)	(395)	(101)
Deferred income taxes	(451)	2,975	14,266
Net loss on disposal of equipment	235	1,975	753
Realized loss on disposal of investments	20	-	1
Unrealized (gains) loss on investments	141	51	(391)
Net gains from patronage and equity investments	(805)	(852)	(837)
Amortization of long term debt issuance costs	567	605	609
Other	93	1,515	1,663
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,047)	(6,225)	(2,594)
Materials and supplies	492	1,921	(927)
Income taxes receivable	7,058	1,824	(11,871)
Other assets	(6,368)	1,055	(1,034)
Increase (decrease) in:
Accounts payable	2,753	5,040	(2,145)
Deferred lease payable	962	1,024	1,253
Other deferrals and accruals	811	405	1,354
Net cash provided by operating activities	$119,321	$114,993	$94,264

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014 and 2013
in thousands

	2015	2014	2013

Cash Flows From Investing Activities
Acquisition of property, plant and equipment	$(69,679)	$(68,232)	$(117,028)
Proceeds from sale of equipment	363	551	331
Proceeds from sales of assets	-	-	25
Purchase of investment securities	-	-	(12)
Cash distributions from investments	54	43	121

Net cash used in investing activities	$(69,262)	$(67,638)	$(116,563)

Cash Flows From Financing Activities
Principal payments on long-term debt	$(23,000)	$(5,750)	$(1,977)
Cash paid for debt issuance costs	(7,880)	-	-
Dividends paid, net of dividends reinvested	(11,085)	(10,761)	(8,191)
Excess tax benefits on stock option exercises	679	395	101
Repurchases of common stock	(1,885)	(1,785)	(1,600)
Proceeds from issuances of common stock	1,007	1,147	1,196

Net cash used in financing activities	$(42,164)	$(16,754)	$(10,471)

Net increase (decrease) in cash and cash equivalents	$7,895	$30,601	$(32,770)

Cash and cash equivalents:
Beginning	68,917	38,316	71,086
Ending	$76,812	$68,917	$38,316

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest, net of capitalized interest of $436 in 2015, $373 in 2014, and $396 in 2013	$6,784	$7,548	$8,077
Income taxes paid, net	$21,119	$17,233	$17,483

During 2015, 2014 and 2013, the Company traded in certain PCS equipment and received credits of $711, $863 and $14,533, respectively, against the purchase price of new equipment.  Accounts payable at December 31, 2015, 2014 and 2013 included $5,597, $6,492 and $7,635, respectively, associated with capital expenditures.

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Description of business: Shenandoah Telecommunications Company and its subsidiaries (collectively, the “Company”) provide wireless personal communications service (“PCS”) under the Sprint brand, and telephone service, cable television, unregulated communications equipment sales and services, and Internet access under the Shentel brand.  In addition, the Company leases towers and operates and maintains an interstate fiber optic network.  Pursuant to a management agreement with Sprint and its related parties (collectively, “Sprint”), the Company is the exclusive Sprint PCS Affiliate providing wireless mobility communications network products and services on the 800 MHz, 1900 MHz and 2.5 GHz spectrum ranges in the geographic area extending from Altoona, Harrisburg and York, Pennsylvania, south through Western Maryland and the panhandle of West Virginia to Harrisonburg, Virginia.  The Company is licensed to use the Sprint brand name in this territory, and operates its network under the Sprint radio spectrum license (See Note 6). The Company's other operations are located in the four-state region surrounding the Northern Shenandoah Valley of Virginia.

A summary of the Company's significant accounting policies follows:

Principles of consolidation:  The consolidated financial statements include the accounts of all wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. The Company has no involvement with variable interest entities. The Company accounts for investments over which it has significant influence but not a controlling financial interest using the equity method of accounting.

On October 19, 2015, the Board of Directors declared a two-for-one stock split, effective for shareholders of record as of the close of business on December 31, 2015. Shareholders received one additional share of common stock of the Company for each share held on the record date.  All share and per share data presented herein for prior periods have been retroactively amended to reflect the effect of the additional shares issued and outstanding as a result of the stock split.

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

Cash and cash equivalents:  The Company considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents included $40.1 million and $40.0 million invested in institutional cash management funds at December 31, 2015 and 2014, respectively. The Company places its temporary cash investments with high credit quality financial institutions.  Generally, these investments are in excess of FDIC or SIPC insurance limits.

Accounts receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience and industry and local economic data.  The Company reviews its allowance for doubtful accounts monthly.  Past due balances meeting specific criteria are reviewed individually for collectability.  All other balances are reviewed on a pooled basis.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Accounts receivable are concentrated among customers within the Company's geographic service area and large telecommunications companies.  Changes in the allowance for doubtful accounts for trade accounts receivable for the years ended December 31, 2015, 2014 and 2013 are summarized below (in thousands):

	2015	2014	2013

Balance at beginning of year	$762	$924	$1,113
Bad debt expense	1,640	1,678	2,019
Losses charged to allowance	(2,586)	(2,218)	(2,390)
Recoveries added to allowance	602	378	182
Balance at end of year	$418	$762	$924

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

Investments Carried at Fair Value: Investments in equity and bond mutual funds and investment trusts held within the Company’s rabbi trust, which is related to the Company’s unfunded Supplemental Executive Retirement Plan, are reported at fair value using net asset value per share.  The Company has elected to recognize unrealized gains and losses on investments carried at fair value in earnings, pursuant to the fair value option in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, Fair Value Measurement.

Investments Carried at Cost:  Investments in common stock in which the Company does not have a significant ownership (less than 20%) and for which there is no ready market, are carried at cost. This category includes required investments to obtain services, primarily with CoBank.  Information regarding investments carried at cost is reviewed for evidence of impairment in value.  Impairments are charged to earnings and a new cost basis for the investment is established.

Equity Method Investments:  Investments in partnerships and in unconsolidated corporations where the Company's ownership is 20% or more, but less than 50%, or where the Company otherwise has the ability to exercise significant influence, are reported under the equity method.  Under this method, the Company's equity in earnings or losses of investees is reflected in earnings.  Distributions received reduce the carrying value of these investments.  The Company recognizes a loss when there is a decline in value of the investment which is other than a temporary decline. Equity method investments include one investment limited partnership and several smaller investments in pooled projects.

Property, plant and equipment:  Property, plant and equipment is stated at cost less accumulated depreciation and amortization.  The Company capitalizes all costs associated with the purchase, deployment and installation of property, plant and equipment, including interest costs on major capital projects during the period of their construction.  Expenditures, including those on leased assets, which extend the useful life or increase its utility, are capitalized.  Maintenance expense is recognized when repairs are performed.  Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Depreciation and amortization is not included in the income statement line items “Cost of goods and services” or “Selling, general and administrative.”  Depreciable lives are assigned to assets based on their estimated useful lives.  Leasehold improvements are depreciated over the lesser of their useful lives or respective lease terms. The Company takes technology changes into consideration as it assigns the estimated useful lives, and monitors the remaining useful lives of asset groups to reasonably match the remaining economic life with the useful life and makes adjustments when necessary.

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

Fair value: Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial instruments presented on the consolidated balance sheets for which the carrying value approximates fair value include:  cash and cash equivalents, receivables, investments carried at fair value, payables, accrued liabilities, interest rate swaps and variable-rate long-term debt.

The Company measures its interest rate swaps at fair value and recognizes such derivative instruments as either assets or liabilities on the Company’s consolidated balance sheet.  Changes in the fair value of the swap acquired in 2012 are recognized in other comprehensive income, as this swap was designated as a cash flow hedge for accounting purposes. Changes in the fair value of the swap acquired in 2010 were recognized in interest expense, as the Company did not designate this swap agreement as a cash flow hedge for accounting purposes.  This swap expired in 2013. The Company entered into these swaps to manage a portion of its exposure to interest rate movements by converting a portion of its variable rate long-term debt to fixed rate debt.

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

During the third quarter of 2015, new information was received regarding the cost to remove tower site improvements.  The Company recorded an adjustment to the wireless segment asset retirement obligation liabilities to reflect changes in the estimated future cash flows underlying the obligation to remove tower site improvements.

Changes in the liability for asset removal obligations for the years ended December 31, 2015, 2014 and 2013 are summarized below (in thousands):

	2015	2014	2013

Balance at beginning of year	$6,928	$6,485	$5,896
Additional liabilities accrued	490	403	1,189
Changes to prior estimates	(467)	-	-
Payments made	(77)	(334)	(909)
Accretion expense	392	374	309
Balance at end of year	$7,266	$6,928	$6,485

Goodwill and intangible assets:  In connection with the acquisition of a business, a portion of the purchase price may be allocated to identifiable intangible assets with indefinite lives, such as franchise rights, and goodwill, which is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company carries an immaterial amount of goodwill in the Wireline segment.  Intangible assets with indefinite lives, primarily cable franchise rights, are assessed annually, at November 30, for impairment and in interim periods if certain triggering events occur indicating that the carrying value may be impaired. The Company determined that no impairment of Cable segment franchise rights was required for the years ended December 31, 2015, 2014 and 2013.  The fair value of cable franchise rights, which is determined by a “greenfield” analysis (Level 3 fair value), was determined to exceed its $64.1 million carrying value by approximately $11.3 million at December 31, 2015, and $5.3 million at December 31, 2014.

Intangible assets consist of the following at December 31, 2015 and 2014 (in thousands):

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Intangible assets subject to amortization:
Business contracts	$1,938	$(564)	$1,374	$1,898	$(495)	$1,403
Cable franchise rights	-	-	-	122	(122)	-
Acquired subscriber base	25,326	(23,805)	1,521	32,315	(29,556)	2,759
	$27,264	$(24,369)	$2,895	34,335	$(30,173)	$4,162

Non-amortizing intangible assets:
Cable franchise rights	$64,059	$-	$64,059	$64,059	$-	$64,059
Railroad crossing rights	39	-	39	39	-	39
	$64,098	$-	$64,098	$64,098	$-	$64,098
Total intangibles	$91,362	$(24,369)	$66,993	$98,433	$(30,173)	$68,260

For the years ended December 31, 2015, 2014 and 2013, amortization expense related to intangible assets was approximately $1.4 million, $2.6 million and $4.1 million, respectively.

Aggregate amortization expense for intangible assets for the periods shown is expected to be as follows:

Year Ending December 31,	Amount
(in thousands)
2016	$969
2017	540
2018	221
2019	116
2020	115

Deferred charges and other assets: Deferred charges and other assets consist of derivatives used for hedging purposes and debt issuance costs, which are amortized using the effective yield method over the life of the underlying debt agreement.

Retirement plans:  The Company maintains a Supplemental Executive Retirement Plan (“SERP”) for selected employees.  This is an unfunded defined contribution plan.  The Company created and funded a rabbi trust to hold assets equal to the liabilities under this plan.  Participant balances and earnings thereon continue to be maintained for this plan, but no new participants or contributions have been added to the plan since 2010.

The Company maintains a defined contribution 401(k) plan under which substantially all employees may defer a portion of their earnings on a pretax basis, up to the allowable federal maximum annual contribution amount.  The Company may make matching and discretionary contributions to this plan.

Neither the rabbi trust nor the defined contribution 401(k) plan directly holds Company common stock in the plan’s investment portfolio.

Income taxes:  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company evaluates the recoverability of tax assets generated on a state-by-state basis from net operating losses apportioned to that state.  Management uses a more likely than not threshold to make that determination and has concluded that at December 31, 2015 and 2014, a valuation allowance against certain state deferred tax assets is necessary, as discussed in Note 5. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company’s policy is to record interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses.

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

Earnings per share:  Basic net income per share was computed on the weighted average number of shares outstanding.  Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options.  Of 1,312 thousand, 1,394 thousand, and 1,496 thousand shares and options outstanding at December 31, 2015, 2014 and 2013, respectively, 92 thousand, 22 thousand and 258 thousand were anti-dilutive, respectively.  These options have been excluded from the computation of diluted earnings per share shown below.  There were no adjustments to net income in the computation of diluted earnings per share for any of the years presented.

The following tables show the computation of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013

Basic income per share	(in thousands, except per share amounts)
Net income	$40,864	$33,883	$29,586
Weighted average shares outstanding	48,388	48,198	48,002
Basic income per share	$0.84	$0.70	$0.62

Effect of stock options outstanding:
Weighted average shares outstanding	48,388	48,198	48,002
Assumed exercise, at the strike price at the beginning of year	1,302	1,410	970
Assumed repurchase of shares under treasury stock method	(666)	(888)	(742)
Diluted weighted average shares	49,024	48,720	48,230
Diluted income per share	$0.83	$0.70	$0.61

Contingencies:  The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Recently Issued Accounting Standards:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  In August 2015, the FASB issued ASU No. 2015-14, delaying the effective date of ASU 2014-09.  As amended, the new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2015, the FASB issued ASU No. 2015-2, “Consolidation (Topic 820): Amendments to the Consolidation Analysis”. The ASU provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after September 1, 2016 (fiscal 2017). The Company is still evaluating what impact, if any, this ASU will have on the Company’s consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for the Company beginning on January 1, 2016. Early adoption is permitted. The Company has not elected to early adopt and does not expect this adoption to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”, to simplify the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company will not elect to early adopt and does not expect this adoption to have a material impact on its consolidated financial statements.

Note 2.  Investments

The Company has three classifications of investments: investments carried at fair value, investments carried at cost, and equity method investments.  See Note 1 for definitions of each classification of investment.

At December 31, 2015 and 2014, investments carried at fair value consisted of:

	2015	2014
	(in thousands)
Taxable bond funds	$24	$10
Domestic equity funds	2,564	2,553
International equity funds	66	98
	$2,654	$2,661

Investments carried at fair value were acquired under a rabbi trust arrangement related to the Company’s SERP.  The Company purchases investments in the trust to mirror the investment elections of participants in the SERP; gains and losses on the investments in the trust are reflected as increases or decreases in the liability owed to the participants.  The Company recorded unrealized losses of $141 thousand and $51 thousand in 2015 and 2014, respectively, and unrealized gains of $391 thousand during 2013. Dividends received from the investment totaled $134 thousand, $184 thousand, and $74 thousand during 2015, 2014 and 2013, respectively.  Fair values for these investments are determined by quoted market prices (“Level 1 fair values”) for the underlying mutual funds, which may be based upon net asset value.

At December 31, 2015 and 2014, other investments, comprised of equity securities which do not have readily determinable fair values, consist of the following:

	2015	2014
Cost method:	(in thousands)
CoBank	$4,137	$3,749
Other – Equity in other telecommunications partners	760	755
	4,897	4,504
Equity method:
Private equity limited partnerships	2,624	2,419
Other	504	505
	3,128	2,924
Total other investments	$8,025	$7,428

The Company’s investment in CoBank increased $388 thousand and $406 thousand in the years ended December 31, 2015 and 2014, respectively, due to the ongoing patronage earned from the outstanding investment and loan balances the Company has with CoBank.

In the year ended December 31, 2015, the Company received distributions from its investments totaling $30 thousand in cash.  Equity method investments had a net gain of $266 thousand in the year ended December 31, 2015. During 2015, the Company accepted an offer for the sale of the remaining shares of VA Capital, LLC, an equity method investment.  As a result of the transaction, the Company received $24 thousand in proceeds from the sale and recorded a loss totaling $20 thousand on the remaining investment. There were no sales of investments during 2014 while sales in 2013 resulted in a $1 thousand realized loss. The Company’s ownership interests in the remaining equity method investees were unchanged during 2015.

Note 3.  Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2015 and 2014:

	Estimated Useful Lives	2015	2014
		(in thousands)
Land		$4,181	$3,700
Buildings and structures	10 – 40 years	108,341	103,341
Cable and wire	4 – 40 years	214,721	201,938
Equipment and software	2 – 16.7 years	391,260	366,342
Plant in service		$718,503	$675,321
Plant under construction		36,600	18,078
Total property, plant and equipment		755,103	693,399
Less accumulated amortization and depreciation		345,085	287,492
Property, plant and equipment, net		$410,018	$405,907

The Company traded in certain base station PCS equipment for 4G LTE base station equipment in 2015 and 2014, and received credits of $711 thousand and $863 thousand, respectively, against the fair value purchase price of the new equipment.  The Company adjusted depreciation on equipment to be traded in so that the net book value at trade-in approximated the credit to be received.

Note 4.  Long-Term Debt and Revolving Lines of Credit

Total debt consists of the following at December 31, 2015 and 2014:

		Interest Rate	2015	2014
			(in thousands)
CoBank Term Loan	Variable	2.67%	201,250	224,250
Current maturities			23,000	23,000
Total long-term debt			$178,250	$201,250

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

The Amended and Restated Credit Agreement provides for three facilities, a Term Loan Facility, a Revolver Facility, and an Incremental Term Loan Facility. The Term Loan Facility requires quarterly principal repayments of $5.75 million which began on December 31, 2014, with the remaining expected balance of approximately $120.75 million due at maturity on September 30, 2019.  The Term Loan Facility bears interest at 30-day LIBOR, currently 0.42%, plus a spread determined by the Company’s Total Leverage Ratio, currently 2.25%.  The Company may elect to use rates other than the 30-day LIBOR as the base, but does not currently expect to do so.

The Revolver Facility provides for $50 million in immediate availability for future capital expenditures and general corporate needs.  In addition, the Amended and Restated Credit Agreement permits the Company to enter into one or more Incremental Term Loan Facilities, or to increase the Revolver Facility, in the aggregate principal amount not to exceed $100 million subject to compliance with certain covenants.  No draw has been made or is currently contemplated under either of these facilities.  When and if a draw is made, the maturity date and interest rate options would be substantially identical to the Term Loan Facility.  Repayment provisions would be agreed to at the time of each draw under the Incremental Term Loan Facility.

The Amended and Restated Credit Agreement contains affirmative and negative covenants customary to secured credit facilities, including covenants restricting the ability of the Company and its subsidiaries, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions, dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of the Company’s and its subsidiaries’ businesses.

Indebtedness outstanding under any of the facilities may be accelerated by an Event of Default, as defined in the Amended and Restated Credit Agreement.

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

The Company is subject to certain financial covenants to be measured on a trailing twelve month basis each calendar quarter unless otherwise specified.  These covenants include:

•	a limitation on the Company’s total leverage ratio, defined as indebtedness divided by earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than or equal to 2.00 to 1.00 thereafter;

•	a minimum debt service coverage ratio, defined as EBITDA divided by the sum of all scheduled principal payments on the Term Loans and regularly scheduled principal payments on other indebtedness plus cash interest expense, greater than 2.50 to 1.00 at all times;
•	a minimum equity to assets ratio, defined as consolidated total assets minus consolidated total liabilities, divided by consolidated total assets, of at least 0.35 to 1.00 thereafter, measured at each fiscal quarter end;

As shown below, as of December 31, 2015, the Company was in compliance with the financial covenants in its credit agreements.

	Actual	Covenant Requirement
Total Leverage Ratio	1.35	2.00 or Lower
Debt Service Coverage Ratio	4.24	2.50 or Higher
Equity to Assets Ratio	46.1%	35.0% or Higher

The Amended and Restated Credit Agreement required the Company to obtain interest rate protection within 90 days of the amendment date for at least 33% of the aggregate principal balance of the Term Loan then outstanding, for not less than three years after such date.  In September 2012, the Company entered into a pay fixed, receive variable interest rate swap (the 2012 swap) agreement covering approximately 76% of the outstanding principal of the Term Loan balance through its maturity. The 2012 swap fixes the effective rate on this portion of the debt at 1.13% over our margin, currently 2.25%, for an effective fixed rate of 3.38% at December 31, 2015. The Company has applied hedge accounting to this swap agreement.  See Note 13 for additional information on hedging transactions.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2015 are as follows:

Year	Amount
(in thousands)
2016	$23,000
2017	23,000
2018	23,000
2019	132,250
2020	-
$201,250

The Company has no fixed rate debt instruments as of December 31, 2015.  The estimated fair value of the variable rate debt approximates its carrying value.  The fair value of the Company’s interest rate swap was an asset of $688 thousand and $1.9 million at December 31, 2015 and 2014, respectively.

The Company receives patronage credits from CoBank and certain of its affiliated Farm Credit institutions, which are not reflected in the stated rates shown above.  Patronage credits are a distribution of profits of CoBank as approved by its Board of Directors.  During the first quarters of 2015, 2014 and 2013, the Company received patronage credits on its outstanding CoBank debt balance. The Company accrued $1.5 million in non-operating income in the year ended December 31, 2015, in anticipation of the early 2016 distribution of the credits by CoBank.  Patronage credits have historically been paid in a mix of cash and shares of CoBank stock.  The 2015 payout mix was 75% cash and 25% shares.

Merger-Related Financing Transaction

In connection with the Merger and the Sprint Transactions (as defined in Note 16), on December 18, 2015, the Company entered into a credit agreement (the “New Credit Agreement”) with various banks and other financial institutions party thereto (the “Lenders”) and CoBank, ACB, as administrative agent for the Lenders.  The Credit Agreement provides for three facilities: (i) a five-year revolving credit facility of up to $75 million, (ii) a five-year term loan facility of up to $485 million and (iii) a seven-year term loan facility (with two years of interest-only payments) of up to $400 million (collectively, the “Facilities”), which the Company expects to use to pay the Merger Consideration (as defined in Note 16), to finance the network upgrades required by the Sprint Transactions, to refinance, in full, all indebtedness outstanding under the Company’s existing credit agreement, to repay all existing indebtedness of nTelos (as defined in Note 16), to pay fees and expenses in connection with the Merger and for working capital, capital expenditures and other corporate purposes of the Company and its subsidiaries (and, following the consummation of the Merger, of nTelos and its subsidiaries).

The Company will be the borrower under the New Credit Agreement. The availability of the Facilities is subject to the satisfaction or waiver of certain conditions set forth in the New Credit Agreement, including, among other things, the consummation of the Merger on or before June 28, 2016.  The commitments of the Lenders with respect to the Facilities will terminate if the consummation of the Merger and the initial funding of the Facilities does not occur on or prior to June 28, 2016.

Subsequent to the closing of the nTelos transaction, the Company’s future requirements for debt service will increase, due to incremental interest on the larger outstanding loan balances, and increased amortization requirements to pay down the loan balances, compared to the terms of our existing debt arrangements.

Note 5.  Income Taxes

Total income taxes for the years ended December 31, 2015, 2014 and 2013 were allocated as follows:

	2015	2014	2013
	(in thousands)
Income tax expense on continuing operations	$27,726	$22,151	$19,878
Shareholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(679)	(395)	(101)
Other comprehensive income for changes in cash flow hedge	(476)	(993)	2,315
	$26,571	$20,763	$22,092

The Company and its subsidiaries file income tax returns in several jurisdictions.  The provision for the federal and state income taxes attributable to income from continuing operations consists of the following components:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Current expense
Federal taxes	$23,579	$16,592	$3,404
State taxes	5,275	2,562	2,305
Total current provision	28,854	19,154	5,709
Deferred expense (benefit)
Federal taxes	(744)	1,636	12,317
State taxes	(384)	1,361	1,852
Total deferred provision	(1,128)	2,997	14,169
Income tax expense on continuing operations	$27,726	$22,151	$19,878
Effective tax rate	40.4%	39.5%	40.2%

A reconciliation of income taxes determined by applying the federal and state tax rates to income from continuing operations is as follows for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Computed “expected” tax expense (35%)	$24,007	$19,612	$17,312
State income taxes, net of federal tax effect	3,179	2,550	2,702
Other, net	540	(11)	(136)
Income tax expense on continuing operations	$27,726	$22,151	$19,878

The effective rates vary among the years presented primarily due to state income taxes. Changes in the mix of income and/or losses among the Company’s subsidiaries, which file separate state returns for various states, result in variations in the effective tax rates.

Net deferred tax assets and liabilities consist of the following temporary differences at December 31, 2015 and 2014:

	2015	2014
	(in thousands)
Deferred tax assets:
Lease obligations	$3,109	$2,733
Deferred activation charges	78	108
Allowance for doubtful accounts	168	306
Inventory reserves	53	189
State net operating loss carry-forwards, net of federal tax	717	717
Accrued pension costs	1,023	1,086
Transaction costs	538	--
Accrued compensation costs	1,915	1,550
Asset retirement obligations	2,922	2,790
Intangible assets	7,525	7,921
Goodwill	2,196	2,434
Deferred revenues	2,289	2,691
Total gross deferred tax assets	22,533	22,525
Less valuation allowance	(709)	(709)
Net deferred tax assets	21,824	21,816

Deferred tax liabilities:
Plant and equipment	$85,503	$87,941
Franchise rights	9,396	7,686
Section 481a deferred revenues	-	246
Deferred financing costs	84	106
Prepaid insurance	125	116
Gain on investments, net	401	409
Other, net	276	878
Total gross deferred tax liabilities	95,785	97,382
Net deferred tax liabilities	$73,961	$75,566

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it more likely than not that the state net operating loss carry-forwards from Converged Services will not be realized.  The Company has a deferred tax asset of $717 thousand related to various state net operating losses, and carries this asset at $8 thousand, net of the valuation allowance of $709 thousand.

As of December 31, 2015 and 2014, the Company had no unrecognized tax benefits.  It is the Company’s policy to record interest and penalties related to unrecognized tax benefits in income before taxes.

The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2012 are no longer subject to examination.  The Company is not currently subject to state or federal income tax audits as of December 31, 2015.

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

The Agreement has been amended numerous times, most recently during 2015.  During 2012, the Company amended its Agreement with Sprint in order to build a 4G LTE network in the Company’s service area.  In addition to adding 4G services to the Company’s network, the Company received access to additional 1900 and 800 MHz spectrum, extended the initial term of the contract five years from 2019 to 2024 and set the maximum contract length at 45 years. The agreement also increased the cap on the Net Service Fee related to postpaid revenues. Effective August 1, 2013, the Net Service Fee increased to its 14% maximum. There is also a management fee of 8% on postpaid revenues which has remained constant for the life of the contract.

During 2013, the Company amended its Agreement with Sprint in order to allow Sprint to recover the capital costs incurred in providing the Company hardware and software components of the network. These components control and direct LTE traffic between LTE devices in the Company’s service area and the internet, in order to assure interoperability of the Company’s network with Sprint’s PCS network. The Company pays a one-time fee of $9.23 per incremental LTE device activated in the Company’s service area. The Company incurred $1.1 million, $1.1 million and $1.3 million of these fees during 2015, 2014 and 2013, respectively.

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

During 2015, effective January 1, 2016, the Company amended its Agreement with Sprint in order to better allocate certain costs covered by the Net Service Fee and extended the initial term to 2029.  The Net Service Fee was reduced to 8.6%, and certain costs and revenues previously included within the Net Service Fee were broken out of the Net Service Fee and will be separately settled in the future.  Separately settled revenues primarily consist of revenues associated with Sprint’s wholesale subscribers using the Company’s network and net travel revenue.  In addition, the Company will be charged for the costs of subsidized handsets sold through Sprint’s national channels as well as commissions paid by Sprint to third-party resellers in our service territory.  The Company does not expect this treatment to result in a significant change in wireless postpaid results, though it will increase total revenue and total operating expenses.

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

Note 7.  Related Party Transactions

ValleyNet, an equity method investee of the Company, resells capacity on the Company’s fiber network under an operating lease agreement.  Facility lease revenue from ValleyNet was approximately $2.7 million, $3.0 million and $3.0 million in the years ended December 31, 2015, 2014 and 2013, respectively.  At both December 31, 2015 and 2014, the Company had accounts receivable from ValleyNet of approximately $0.2 million.  The Company's PCS operating subsidiary leases capacity through ValleyNet.  Payment for usage of these facilities was $2.4 million, $2.3 million and $1.7 million in the years ended December 31, 2015, 2014 and 2013, respectively.

Note 8.  Retirement Plans

The Company maintains a defined contribution 401(k) plan.  The Company's matching and employer discretionary contributions to the defined contribution 401(k) plan were approximately $2.6 million, $2.5 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

In order to provide some protection to the participants, the Company created a rabbi trust to hold assets sufficient to pay obligations under the SERP.  Assets within the trust were invested to mirror participant elections as to investment options (a mix of stock and bond mutual funds); investment income, gains and losses in the trust were used to determine investment returns on the participants’ balances in the SERP. At December 31, 2015 and 2014, the total liability due to participants in the SERP was $2.7 million and $2.7 million, respectively.

Note 9.  Stock Incentive Plans

The Company maintains two shareholder-approved Company Stock Incentive Plans allowing for the grant of equity based incentive compensation to essentially all employees.  The 2005 Plan authorized grants of up to 2,880,000 shares over a ten-year period beginning in 2005.  The term of the 2005 Plan expired in February 2014; outstanding awards will continue to vest and options may continue to be exercised, but no additional awards will be granted under the 2005 Plan. The 2014 Plan authorizes grants of up to an additional 3,000,000 shares over a ten-year period beginning in 2014. Under these Plans, grants may take the form of stock awards, awards of options to acquire stock, stock appreciation rights, and other forms of equity based compensation; both options to acquire stock and stock awards were granted.  The option price for all grants has been the current market price at the time of the grant.

Option Awards

The Company did not grant stock options during 2015 or 2014.  During 2013, the Company granted stock options to certain management employees.  These grants consisted of incentive and non-qualified stock options, vesting 25% annually on the first through fourth anniversaries of the grant date, and having a maximum ten year life.  In addition, during 2013 the Company granted stock options to a then recently hired officer. This grant consisted of both incentive and non-qualified stock options, vesting 25% annually on the third, fourth, fifth and sixth anniversaries of the grant date, and having a maximum seven year life. These grants were accounted for as equity-classified stock options.
The fair values of these grants were estimated at the respective grant dates using a Black-Scholes option-pricing model with the following weighted-average assumptions:

2013
Dividend rate	2.38%
Risk-free interest rate	1.15%
Expected lives of options	6.14 years
Price volatility	40.66%

Volatility is based on the historical volatility of the price of the Company’s stock over the expected term of the options. The expected term represents the period of time that the options granted are expected to be outstanding. The risk free rate is based on the U.S. Treasury yield curve, in effect at the date the fair value of the options is calculated, with an equivalent term.

Management has made an estimate of expected forfeitures and recognizes compensation costs only for those awards expected to vest.  Compensation cost recognized in 2015, 2014 and 2013 totaled $142 thousand, $452 thousand and $612 thousand, respectively, and the income tax benefit for option-based compensation arrangements recognized in 2015, 2014 and 2013 was $29 thousand, $78 thousand and $134 thousand, respectively.

A summary of outstanding options at December 31, 2015, 2014 and 2013, and changes during the years ended on those dates, is as follows:

	Number of Options	Weighted Average Grant Price Per Option	Fair Value Per Option

Outstanding December 31, 2012	989,376	$8.91

Granted	266,096	6.92		$2.16
Cancelled	(21,182)	12.63
Exercised	(133,276)	8.41
Outstanding December 31, 2013	1,101,014	$8.35

Granted	-	-	$	N/A
Cancelled	(2,146)	12.63
Exercised	(101,516)	11.21
Outstanding December 31, 2014	997,352	$8.05

Granted	-	-	$	N/A
Cancelled	(6,252)	12.63
Exercised	(86,942)	11.46
Outstanding December 31, 2015	904,158	$7.70

There were options for 904,158 shares outstanding at December 31, 2015 at a weighted average price of $7.70 per share, an aggregate intrinsic value of $12.5 million and a weighted-average remaining contractual life of 5.2 years.  There were options for 665,340 shares exercisable at December 31, 2015 at a weighted average exercise price of $8.15 per share, an aggregate intrinsic value of $8.9 million and a weighted-average remaining contractual life of 4.6 years.  The aggregate intrinsic value represents the total pretax intrinsic value of in-the-money options, based on the Company’s closing stock price of $21.53 as of December 31, 2015.

During 2015, the total fair value of options vested was $0.3 million; the total intrinsic value of options exercised was $0.7 million.  The total cash received as a result of employee stock option exercises was $1.0 million.  The tax benefit realized from these exercises was $0.2 million.

As of December 31, 2015, the total compensation cost related to non-vested options not yet recognized is $0.1 million, which will be recognized over a weighted-average period of 2.0 years.

Stock Awards

In September 2007, the Company granted 136,260 performance shares to all members of the Board of Directors and essentially all employees during 2007.  Directors and senior management in the aggregate were granted 46,808 performance shares (“management shares”); all other employees in the aggregate were granted 89,452 performance shares (“employee shares”).  Management shares can vest at the fifth, sixth, seventh or eighth anniversary of the grant date if, for the thirty day period ending on the day prior to the respective anniversary date, the average closing price of a share of the Company’s common stock exceeds a defined target price.  The target price for each anniversary date is equal to the grant date market price ($10.25 per share) plus $0.82 for each year since the grant date.  Shares will vest only if the target price is achieved and the recipient has remained employed through, or reached normal retirement age before, the anniversary date that the target price is achieved on. No shares have vested under these awards.  In September 2013, employee shares expired without vesting and were cancelled.

The Company estimated expected forfeitures of 40% for management shares and 35% for employee shares.  During 2011, the Company revised its estimate of management share forfeitures to 15%, adding $48 thousand to recorded compensation expense. During 2013, the Company finalized its adjustment for employee share forfeitures to 39%, which lowered recorded compensation expense by $40 thousand. In September 2015, the management shares vested, and 37,826 shares were distributed and a final adjustment for management share forfeitures was posted, which reduced compensation expense by $37 thousand.

In February 2013, 2014 and 2015, the Company made grants of 124,566, 135,562 and 79,946 non-vested shares to 18, 22 and 21 management employees, respectively.  The 2013 shares vest 25% annually. The 2014 and 2015 shares vest 25% annually; however, if an employee reaches the age of 55, has achieved 10 years of service with the Company and retires, the unvested shares are not forfeited. The first year of vesting for the 2015 shares is on the one-year anniversary of the issue date.  The awards were valued at the market price of the Company’s common stock on the date of grant ($6.92, $13.00 and $15.01 per share, respectively).  The Company also made grants of non-vested shares to the non-employee members of the Company’s Board of Directors.  The Company granted 23,120, 12,304 and 31,984 shares in 2013, 2014 and 2015, respectively, valued at the market price of the Company’s common stock on the grant date ($6.92, $13.00 and $15.01 per share, respectively).  The 2013 and 2014 shares vest 33% annually, while the 2015 shares fully vest after one year.

In February 2015, the Company made grants of 48,576 non-vested share units to eight management employees.  These grants were made under a Relative Total Shareholder Return (“RTSR”) plan structure.  Under this structure, the Company’s stock performance over a three year period ended December 31, 2017, will be compared to a group of 38 peer companies, and a payout will be determined based upon the Company’s performance relative to the performance of the peer group.  The payout could range anywhere from zero shares awarded, up to 150% of the granted share units, or 72,858 shares.  The fair value of the grant ($15.66) was determined as of the grant date using a Monte Carlo simulation.  The following assumptions were utilized in the valuation:

Stock price (closing price on issue date)	$15.01
Risk-free interest rate (interpolated rate between 2-year and 3-year U.S. treasury rates)	0.95%
Dividend yield	1.57%
Performance period	2.87 years

In May 2013, 2014 and 2015, the Company made grants of non-vested shares to select other employees.  In May 2013, the Company granted 49,686 shares, of which 19,134 were vested and distributed immediately. In May 2014, the Company granted 33,664 shares, of which 9,390 were vested and distributed immediately. In May 2015, the Company granted 29,752 shares, of which 10,180 were vested and distributed immediately.  The remaining shares in each award vest in various schedules over four years. Beginning with the 2015 shares, if an employee reaches the age of 55, has achieved 10 years of service with the Company and retires, the unvested shares are not forfeited. The awards were valued at the market price of the Company’s common stock on the date of grant ($8.74, $12.83 and $17.23 per share in 2013, 2014 and 2015, respectively).

A summary of outstanding share grants at December 31, 2015, 2014, and 2013, and changes during the years ended on those dates, is as follows:

Shares

Outstanding December 31, 2012	426,708

Granted	197,372
Cancelled	(61,988)
Vested and issued	(135,912)
Outstanding December 31, 2013	426,180

Granted	181,530
Cancelled	(10,764)
Vested and issued	(161,674)
Outstanding December 31, 2014	435,272

Granted	190,258
Cancelled	(6,736)
Vested and issued	(211,498)
Outstanding December 31, 2015	407,296

Compensation cost recognized for share awards during 2015, 2014 and 2013, was $2.6 million, $2.2 million and $1.3 million, respectively.  The income tax benefit for share-based compensation arrangements was $1.3 million, $0.9 million, and $0.5 million for 2015, 2014 and 2013, respectively.

As of December 31, 2015, the total compensation cost related to non-vested share awards not yet recognized is $1.5 million which will be recognized over a weighted-average period of 2.0 years.

Note 10.  Major Customer

The Company has one major customer relationship with Sprint that is a significant source of revenue.  Approximately 56% of total operating revenues for the year ended December 31, 2015, 58% of total operating revenues for the year ended December 31, 2014, and 59% of total operating revenues for the year ended December 31, 2013, were generated by or through Sprint and its customers using the Company's portion of Sprint’s nationwide PCS network.  No other customer relationship generated more than 1.0% of the Company’s total operating revenues for the years ended December 31, 2015, 2014 or 2013.

Note 11.   Shareholder Rights Plan

Effective as of February 8, 2008, the Board of Directors adopted a Shareholder Rights Plan (the “Plan”) to replace an expiring plan which was adopted in 1998.  Under certain circumstances, holders of each right (granted at one right per share of outstanding common stock) will be entitled to purchase for $20 one half a share of the Company’s common stock (or, in certain circumstances, $40 worth of cash, property or other securities of the Company for $20). The rights are neither exercisable nor traded separately from the Company’s common stock. The rights are only exercisable if a person or group becomes or attempts to become, the beneficial owner of 15% or more of the Company’s common stock. Under the terms of the Plan, such a person or group would not be entitled to the benefits of the rights.  The Plan provides that the Board of Directors may redeem the outstanding rights at any time for $.0005 per right, and except with respect to the redemption price of the rights, any of the provisions of the Rights Agreement may be amended by the Board of Directors of the Company.  The Plan provides for the Board of Directors to appoint a committee (the “TIDE Committee”) that is comprised of independent directors of the Company to review and evaluate the Shareholder Rights Plan in order to consider whether it continues to be in the interest of the Company and its shareholders at least every three years.  Following each such review, the TIDE Committee will communicate its conclusions to the full Board of Directors, including any recommendation as to whether the Plan should be modified or the Rights should be redeemed.  In January 2014, the TIDE Committee recommended to the full Board of Directors, and the Board of Directors approved, that the Plan be maintained as originally adopted. The purchase price applicable to each right and the redemption price have been adjusted under the terms of the Plan to reflect the two-for-one stock split implemented by the Company.

Note 12.  Lease Commitments

The Company leases land, buildings and tower space under various non-cancelable agreements, which expire between the years 2016 and 2040 and require various minimum annual rental payments.  These leases typically include renewal options and escalation clauses. In general, tower leases have five or ten year initial terms with four renewal terms of five years each. The other leases generally contain certain renewal options for periods ranging from five to twenty years.

Future minimum lease payments under non-cancelable operating leases, including renewals that are reasonably assured at the inception of the lease, with initial variable lease terms in excess of one year as of December 31, 2015, are as follows:

Year Ending	Amount
(in thousands)
2016	$14,605
2017	14,767
2018	14,557
2019	14,187
2020	13,554
2021 and beyond	71,732
$143,402

The Company’s total rent expense was $16.9 million, $16.1 million, and $15.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As lessor, the Company has leased buildings, tower space and telecommunications equipment to other entities under various non-cancelable agreements, which require various minimum annual payments.  The total minimum rental receipts at December 31, 2015 are as follows:

Year Ending	Amount
(in thousands)
2016	$4,954
2017	4,186
2018	3,289
2019	2,636
2020	1,858
2021 and beyond	2,102
$19,025

The Company’s total rent income was $6.3 million, $6.0 million, and $5.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Total rent income includes month-to-month leases which are excluded from the table above.

Note 13.  Derivative Instruments and Hedging Activities

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

In August 2010, the Company entered into a pay fixed, receive variable interest rate swap of $63.3 million of notional principal.  This interest rate swap was not designated as a cash flow hedge.  Changes in the fair value of interest rate swaps not designated as cash flow hedges were recorded in interest expense each reporting period.  This swap expired in July 2013.  Changes in fair value recorded in interest expense for the year ended December 31, 2013 was a decrease of $239 thousand.

The Company entered into a pay fixed, receive variable interest rate swap of $174.6 million of initial notional principal in September 2012.  This interest rate swap was designated as a cash flow hedge.  The total outstanding notional amount of cash flow hedges was $152.8 million and $170.3 million as of December 31, 2015 and 2014, respectively.  The outstanding notional amount decreases as the Company makes scheduled principal payments on the debt.

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

Amounts reported in accumulated other comprehensive income related to the interest rate swap designated and that qualify as cash flow hedges are reclassified to interest expense as interest payments are accrued on the Company’s variable-rate debt. As of December 31, 2015, the Company estimates that $0.7 million will be reclassified as an increase to interest expense during the next twelve months due to the interest rate swap since the hedge interest rate exceeds the variable interest rate on the debt.

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheet as of December 31, 2015 and 2014 (in thousands):

		Fair Value as of
	Balance Sheet Location	December 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swaps
	Accrued liabilities and other	$(682)	$(1,309)
	Deferred charges and other assets, net	1,370	3,180

Total derivatives designated as hedging instruments		$688	$1,871

The fair value of interest rate swaps is determined using a pricing model with inputs that are observable in the market (Level 2 fair value inputs).

The table below presents changes in accumulated other comprehensive income by component for the twelve months ended December 31, 2015 (in thousands):

	Gains and (Losses) on Cash Flow Hedges	Income Tax (Expense) Benefit	Accumulated Other Comprehensive Income

Balance as of December 31, 2014	$1,871	$(749)	$1,122
Other comprehensive income (loss) before reclassifications	(2,732)	1,095	(1,637)
Amounts reclassified from accumulated other comprehensive income (to interest expense)	1,549	(619)	930
Net current period other comprehensive income (loss)	(1,183)	476	(707)
Balance as of December 31, 2015	$688	$(273)	$415

Note 14.  Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker.  The Company has three reportable segments, which the Company operates and manages as strategic business units organized by lines of business: (1) Wireless, (2) Cable, and (3) Wireline.   A fourth segment, Other, primarily includes Shenandoah Telecommunications Company, the parent holding company.

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

Prior year service and other revenue amounts in the Cable segment have been recast to conform to the current year presentation of video and internet equipment revenues being included in service revenue rather than other revenue.

For the Wireline segment, prior year categories of access revenue, facilities lease revenue and equipment revenue have been combined into the new category of carrier access and fiber revenue to conform to current year presentation. Additionally, set-top box revenues included in other revenue in the prior year are now presented within service revenue.

Year ended December 31, 2015
(In thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$192,752	$88,980	$19,386	-	-	$301,118
Other revenues	11,609	7,793	21,965	-	-	41,367
Total external revenues	204,361	96,773	41,351	-	-	342,485
Internal revenues	4,440	849	26,069	-	(31,358)	-
Total operating revenues	208,801	97,622	67,420	-	(31,358)	342,485

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	63,570	54,611	31,668	-	(28,519)	121,330
Selling, general and administrative, exclusive of depreciation and amortization shown below	35,792	19,412	6,612	17,390	(2,839)	76,367
Depreciation and amortization	34,416	23,097	12,736	453	-	70,702
Total operating expenses	133,778	97,120	51,016	17,843	(31,358)	268,399
Operating income (loss)	$75,023	$502	$16,404	$(17,843)	$-	$74,086

Year ended December 31, 2014
(In thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$191,147	$77,179	$18,919	-	-	$287,245
Other revenues	11,867	7,224	20,610	-	-	39,701
Total external revenues	203,014	84,403	39,529	-	-	326,946
Internal revenues	4,440	150	23,506	-	(28,096)	-
Total operating revenues	207,454	84,553	63,035	-	(28,096)	326,946

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	73,290	51,982	30,088	-	(25,617)	129,743
Selling, general and administrative, exclusive of depreciation and amortization shown below	33,171	19,521	6,009	13,148	(2,479)	69,370
Depreciation and amortization	31,111	23,148	11,224	407	-	65,890
Total operating expenses	137,572	94,651	47,321	13,555	(28,096)	265,003
Operating income (loss)	$69,882	$(10,098)	$15,714	$(13,555)	$-	$61,943

Year ended December 31, 2013
(In thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$182,955	$69,782	$20,244	-	-	$273,902
Other revenues	10,842	5,967	19,152	-	-	35,040
Total external revenues	193,797	75,749	39,396	-	-	308,942
Internal revenues	4,328	123	20,074	-	(24,525)	-
Total operating revenues	198,125	75,872	59,470	-	(24,525)	308,942

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	72,995	45,767	28,603	-	(22,225)	125,140
Selling, general and administrative, exclusive of depreciation and amortization shown below	32,812	19,052	5,344	12,765	(2,300)	67,673
Depreciation and amortization	28,177	21,202	11,308	35	-	60,722
Total operating expenses	133,984	86,021	45,255	12,800	(24,525)	253,535
Operating income (loss)	$64,141	$(10,149)	$14,215	$(12,800)	$-	$55,407

A reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before income taxes is as follows:

	Years Ended December 31,
(In thousands)	2015	2014	2013
Total consolidated operating income	$74,086	$61,943	$55,407
Interest expense	(7,355)	(8,148)	(8,468)
Non-operating income, net	1,859	2,239	2,525
Income from continuing operations before income taxes	$68,590	$56,034	$49,464

The Company’s assets by segment are as follows:
(In thousands)

	December 31, 2015	December 31, 2014

Wireless	$205,718	$218,887
Cable	209,132	201,232
Wireline	105,369	98,081
Other	464,979	446,028
Combined totals	985,198	964,228
Inter-segment eliminations	(356,458)	(344,986)
Consolidated totals	$628,740	$619,242

Note 15.  Quarterly Results (unaudited)

The following table shows selected quarterly results for the Company.
(in thousands except per share data)

For the year ended December 31, 2015	First	Second	Third	Fourth	Total
Operating revenues	$84,287	$85,701	$85,212	$87,285	$342,485
Operating income	18,526	18,750	15,089	21,721	74,086
Net income	10,286	10,474	7,996	12,108	40,864

Net income per share – basic	0.21	0.22	0.17	0.24	0.84
Net income per share – diluted	0.21	0.21	0.17	0.24	0.83

For the year ended December 31, 2014	First	Second	Third	Fourth	Total
Operating revenues	$80,452	$81,416	$82,268	$82,810	$326,946
Operating income	15,680	15,793	14,144	16,326	61,943
Net income	8,616	8,615	8,003	8,649	33,883

Net income per share - basic	0.18	0.18	0.16	0.18	0.70
Net income per share - diluted	0.18	0.18	0.16	0.18	0.70

Note 16. Subsequent Events

Pending Acquisition of nTelos

On August 10, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gridiron Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and NTELOS Holdings Corp. (“nTelos”), pursuant to which, subject to certain conditions, at the effective time of the Merger (as defined below), Merger Sub will merge with and into nTelos, with nTelos surviving the merger as the Company’s wholly-owned subsidiary (the “Merger”).

Under the terms of the Merger Agreement, which has been approved by the stockholders of nTelos and unanimously approved by the boards of directors of the Company and nTelos, at the effective time of the Merger, each share of common stock, par value $0.01 per share, of nTelos (“nTelos Common Stock”) issued and outstanding immediately prior to the effective time of the Merger (other than shares held by the Company, nTelos and any subsidiaries (which will be cancelled) and shares owned by stockholders who properly exercised and perfected a demand for appraisal rights under Delaware law), will be converted into the right to receive $9.25 in cash, without interest (the “Merger Consideration”).  This results in a total equity value of nTelos of approximately $208 million, after including shares and other equity-based awards expected to vest on change of control.  In accordance with the Merger Agreement, the Company will repay all existing indebtedness of nTelos as of the closing of the Merger, which was approximately $520 million as of December 31, 2015.

The completion of the Merger is subject to the satisfaction or waiver of certain conditions, including the approval of the transaction by the Federal Communications Commission and the consummation of the Sprint Transactions (as defined below).  The Company expects the Merger to close at the end of the first quarter, or the early part of the second quarter, of 2016.

On February 26, 2016, the Company entered into a letter agreement with nTelos pursuant to which the parties agreed to extend the date after which either the Company or nTelos may terminate the Merger Agreement, from February 29, 2016 to June 28, 2016, as permitted by the Merger Agreement. While the parties believe that closing will occur at the end of the first quarter or early in the second quarter, the purpose of the extension is to allow the parties additional time to satisfy certain conditions in order to complete the Merger, which would not have been satisfied by the end of February 29, 2016.

The Company expects to use a portion of the net proceeds from the Facilities (as defined in Note 4) to fund the Merger Consideration, refinance, in full, all indebtedness outstanding under the Company’s existing credit agreement, repay all existing indebtedness of nTelos and pay fees and expenses in connection with the Merger.

Operating results for the year ended December 31, 2015 included transaction costs totaling $2.7 million and financing costs totaling $7.9 million related to the Merger.  Transaction costs were recorded to general and administrative expenses and financing costs were recorded to deferred charges and other assets as deferred financing costs.

Pending Sprint Transactions

In connection with the execution of the Merger Agreement, on August 10, 2015, Shenandoah Personal Communications, LLC, a subsidiary of the Company, and SprintCom, Inc. (“SprintCom”), an affiliate of Sprint Corporation, entered into a Master Agreement (the “Master Agreement”) and, along with certain affiliates of Sprint Corporation, entered into Addendum XVIII to the Sprint PCS Management Agreement (the “Affiliate Addendum”).  The closing of the transactions contemplated by the Master Agreement and the effectiveness of certain provisions of the Affiliate Addendum (the “Sprint Transactions”) will occur simultaneously with, and are conditioned upon, the consummation of the Merger.  These transactions include transferring all acquired spectrum assets and customers to Sprint, immediately cancelling nTelos’ wholesale services agreement with Sprint, expanding the Company’s affiliate service territory to include virtually all of nTelos’ western markets, transferring certain leases for Sprint’s retail stores located in the expanded territory to us, and incorporating all of nTelos’ and Sprint’s customers in this expanded territory into the Company’s wireless subscriber base.

Operating results for the year ended December 31, 2015 included transaction costs totaling $0.8 million related to the Sprint Transactions. Transaction costs were recorded to general and administrative expenses.

Exhibits Index

Exhibit Number	Exhibit Description

2.1
Agreement and Plan of Merger, dated as of August 10, 2015, by and among Shenandoah Telecommunications Company, Gridiron Merger Sub, Inc. and NTELOS Holdings Corp., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated August 11, 2015.

3.1
Amended and Restated Articles of Incorporation of Shenandoah Telecommunications Company filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2007, as amended by the Articles of Amendment of Shenandoah Telecommunications Company filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K , filed January 5, 2016.

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

10.47
Master Agreement dated as of August 10, 2015, by and among SprintCom, Inc. and Shenandoah Personal Communications, LLC, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 11, 2015.

10.48
Addendum XVIII dated as of August 10, 2015, to Sprint PCS Management Agreement by and among SprintCom, Inc., PhillieCo, L.P., and Shenandoah Personal Communications, LLC, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 11, 2015.

10.49
Credit Agreement dated as of December 18, 2015, by and among Shenandoah Telecommunications Company, as Borrower, the guarantors party thereto from time to time, CoBank, ACB, as Administrative Agent, and various other agents and lenders named therein, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 24, 2015.

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