Form 10-Q
period 2016-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2016-04-29
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

The number of shares of the registrant’s common stock outstanding on April 20, 2016 was 48,768,965.

SHENANDOAH TELECOMMUNICATIONS COMPANY

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	March 31, 2016	December 31, 2015

Current Assets
Cash and cash equivalents	$89,160	$76,812
Accounts receivable, net	27,012	29,778
Income taxes receivable	712	7,694
Materials and supplies	4,450	4,183
Prepaid expenses and other	7,623	8,573
Deferred income taxes	-	907
Total current assets	128,957	127,947

Investments, including $2,706 and $2,654 carried at fair value	10,860	10,679

Property, plant and equipment, net	410,949	410,018

Other Assets
Intangible assets, net	67,283	66,993
Deferred charges and other assets, net	11,323	11,514
Other assets, net	78,606	78,507
Total assets	$629,372	$627,151

 (Continued)

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	March 31, 2016	December 31, 2015

Current Liabilities
Current maturities of long-term debt, net of unamortized loan fees	$22,508	$22,492
Accounts payable	10,720	13,009
Advanced billings and customer deposits	11,981	11,674
Accrued compensation	2,037	5,915
Accrued liabilities and other	7,767	7,639
Total current liabilities	55,013	60,729

Long-term debt, less current maturities, net of unamortized loan fees	171,535	177,169

Other Long-Term Liabilities
Deferred income taxes	71,767	74,868
Deferred lease payable	8,349	8,142
Asset retirement obligations	7,412	7,266
Other liabilities	12,027	9,039
Total other long-term liabilities	99,555	99,315

Commitments and Contingencies

Shareholders’ Equity
Common stock	33,274	32,776
Accumulated other comprehensive income (loss), net of taxes	(633)	415
Retained earnings	270,628	256,747
Total shareholders’ equity	303,269	289,938

Total liabilities and shareholders’ equity	$629,372	$627,151

See accompanying notes to unaudited consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015

Operating revenues	$92,571	$84,287

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	31,762	30,691
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	21,758	18,733
Depreciation and amortization	17,739	16,337
Total operating expenses	71,259	65,761
Operating income	21,312	18,526

Other income (expense):
Interest expense	(1,619)	(1,915)
Gain on investments, net	88	102
Non-operating income, net	468	432
Income before income taxes	20,249	17,145

Income tax expense	6,368	6,859
Net income	$13,881	$10,286

Other comprehensive income:
Unrealized loss on interest rate hedge, net of tax	(1,048)	(907)
Comprehensive income	$12,833	$9,379

Earnings per share:
Basic	$0.29	$0.21
Diluted	$0.28	$0.21

Weighted average shares outstanding, basic	48,563	48,306

Weighted average shares outstanding, diluted	49,249	48,902

See accompanying notes to unaudited consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2014	48,265	$29,712	$227,512	$1,122	$258,346

Net income	-	-	40,864	-	40,864
Other comprehensive loss, net of tax	-	-	-	(707)	(707)
Dividends declared ($0.24 per share)	-	-	(11,629)	-	(11,629)
Dividends reinvested in common stock	22	544	-	-	544
Stock based compensation	-	2,719	-	-	2,719
Common stock issued through exercise of incentive stock options	87	996	-	-	996
Common stock issued for share awards	212	-	-	-	-
Common stock issued	1	11	-	-	11
Common stock repurchased	(111)	(1,885)	-	-	(1,885)
Net excess tax benefit from stock options exercised	-	679	-	-	679

Balance, December 31, 2015	48,475	$32,776	$256,747	$415	$289,938

Net income	-	-	13,881	-	13,881
Other comprehensive loss, net of tax	-	-	-	(1,048)	(1,048)
Stock based compensation	-	1,215	-	-	1,215
Stock options exercised	298	2,806	-	-	2,806
Common stock issued for share awards	156	-	-	-	-
Common stock issued	1	3	-	-	3
Common stock repurchased	(161)	(3,526)	-	-	(3,526)
Balance, March 31, 2016	48,769	$33,274	$270,628	$(633)	$303,269

See accompanying notes to unaudited consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2016	2015

Cash Flows From Operating Activities
Net income	$13,881	$10,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,454	15,931
Amortization	285	406
Provision for bad debt	345	321
Stock based compensation expense	1,048	825
Excess tax benefits on stock awards	-	(357)
Deferred income taxes	(1,489)	(1,610)
Net (gain) loss on disposal of equipment	(15)	11
Unrealized gains on investments	(16)	(38)
Net gains from patronage and equity investments	(210)	(202)
Amortization of long term debt issuance costs	132	146
Other	3,039	226
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	2,470	1,773
Materials and supplies	(267)	(1,467)
Income taxes receivable	6,981	9,319
Other assets	988	(3,896)
Increase (decrease) in:
Accounts payable	1,895	(5,827)
Deferred lease payable	208	249
Other deferrals and accruals	(3,559)	(2,275)
Net cash provided by operating activities	$43,170	$23,821

Cash Flows From Investing Activities
Acquisition of property, plant and equipment	$(20,537)	$(9,500)
Proceeds from sale of equipment	145	24
Cash distributions from investments	45	-
Cash disbursed for acquisition	(2,480)	-
Net cash used in investing activities	$(22,827)	$(9,476)

 (Continued)

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2016	2015

Cash Flows From Financing Activities
Principal payments on long-term debt	$(5,750)	$(5,750)
Cash paid for debt issuance costs	(1,528)	-
Excess tax benefits on stock awards	-	357
Repurchases of common stock	(3,526)	(763)
Proceeds from issuances of common stock	2,809	46
Net cash used in financing activities	$(7,995)	$(6,110)

Net increase in cash and cash equivalents	$12,348	$8,235

Cash and cash equivalents:
Beginning	76,812	68,917
Ending	$89,160	$77,152

Supplemental Disclosures of Cash Flow Information
Cash payments for:

Interest	$1,632	$1,905

Income taxes paid (refunded)	$876	$(850)

At March 31, 2016 and 2015, accounts payable included approximately $1.2 million and $2.2 million, respectively, associated with capital expenditures. Cash flows for accounts payable and acquisition of property, plant and equipment exclude this activity.

See accompanying notes to unaudited consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The interim consolidated financial statements of Shenandoah Telecommunications Company and Subsidiaries (collectively, the “Company”) are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein.  All such adjustments were of a normal and recurring nature.  These statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The balance sheet information at December 31, 2015 was derived from the audited December 31, 2015 consolidated balance sheet. Operating revenues and income from operations for any interim period are not necessarily indicative of results that may be expected for the entire year.

2.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Plant in service	$736,146	$718,503
Plant under construction	36,981	36,600
	773,127	755,103
Less accumulated amortization and depreciation	362,178	345,085
Net property, plant and equipment	$410,949	$410,018

3.	Earnings per share

Basic net income per share was computed on the weighted average number of shares outstanding.  Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options.  Of 991 thousand and 1,443 thousand shares and options outstanding at March 31, 2016 and 2015, respectively, 136 thousand and 168 thousand were anti-dilutive, respectively.  These shares and options have been excluded from the computations of diluted earnings per share for their respective period.  There were no adjustments to net income for either period.

4.	Investments Carried at Fair Value

Investments include $2.7 million of investments carried at fair value at both March 31, 2016 and December 31, 2015, consisting of equity, bond and money market mutual funds.  Investments carried at fair value were acquired under a rabbi trust arrangement related to the Company’s nonqualified Supplemental Executive Retirement Plan (the “SERP”). The Company purchases investments in the trust to mirror the investment elections of participants in the SERP; gains and losses on the investments in the trust are reflected as increases or decreases in the liability owed to the participants. During the three months ended March 31, 2016, the Company recognized $64 thousand in dividend and interest income from investments, and recorded net unrealized gains of $16 thousand on these investments. Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds.

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

The Company entered into a pay-fixed, receive-variable interest rate swap of $174.6 million of notional principal in September 2012.  This interest rate swap was designated as a cash flow hedge.  The total outstanding notional amount of the cash flow hedge was $148.4 million as of March 31, 2016.  The outstanding notional amount decreases as the Company makes scheduled principal payments on the debt.

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

Amounts reported in accumulated other comprehensive income related to the interest rate swap designated and that qualifies as a cash flow hedge are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2016, the Company estimates that $0.8 million will be reclassified as an increase to interest expense during the next twelve months due to the interest rate swap since the hedge interest rate exceeds the variable interest rate on the debt.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of March 31, 2016 and December 31, 2015 (in thousands):

Derivatives
	Fair Value as of
Balance Sheet Location	March 31, 2016	December 31, 2015

Derivatives designated as hedging instruments:
Interest rate swap
Accrued liabilities and other	$(822)	$(682)
Other liabilities	(243)	-
Deferred charges and other assets, net	-	1,370
Total derivatives designated as hedging instruments	$(1,065)	$688

The fair value of interest rate swaps is determined using a pricing model with inputs that are observable in the market (level 2 fair value inputs).

Index
The table below presents change in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2016 (in thousands):

	Gains and (Losses) on Cash Flow Hedges	Income Tax (Expense) Benefit	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2015	$688	$(273)	$415
Other comprehensive loss before reclassifications	(2,020)	812	(1,208)
Amounts reclassified from accumulated other comprehensive income (to interest expense)	267	(107)	160
Net current period other comprehensive loss	(1,753)	705	(1,048)
Balance as of March 31, 2016	$(1,065)	$432	$(633)

7.	Segment Information

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

The Wireline segment provides regulated and unregulated voice services, DSL internet access, and long distance access services throughout Shenandoah County and portions of Rockingham, Frederick, Warren and Augusta counties, Virginia. The segment also provides video and cable modem services in portions of Shenandoah County, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor through West Virginia, Maryland and portions of central and southern Pennsylvania.

Three months ended March 31, 2016

(in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$52,179	$24,340	$4,960	$-	$-	$81,479
Other	3,203	1,846	6,043	-	-	11,092
Total external revenues	55,382	26,186	11,003	-	-	92,571
Internal revenues	1,136	260	7,376	-	(8,772)	-
Total operating revenues	56,518	26,446	18,379	-	(8,772)	92,571

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	16,578	14,647	8,643	-	(8,106)	31,762
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	11,514	5,108	1,605	4,197	(666)	21,758
Depreciation and amortization	8,494	6,095	3,033	117	-	17,739
Total operating expenses	36,586	25,850	13,281	4,314	(8,772)	71,259
Operating income (loss)	$19,932	$596	$5,098	$(4,314)	$-	$21,312

Index
Three months ended March 31, 2015

(in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$48,375	$21,401	$4,750	$-	$-	$74,526
Other	3,030	1,762	4,969	-	-	9,761
Total external revenues	51,405	23,163	9,719	-	-	84,287
Internal revenues	1,104	148	5,866	-	(7,118)	-
Total operating revenues	52,509	23,311	15,585	-	(7,118)	84,287

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	16,187	13,618	7,334	17	(6,465)	30,691
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	9,052	4,892	1,498	3,944	(653)	18,733
Depreciation and amortization	7,831	5,480	2,924	102	-	16,337
Total operating expenses	33,070	23,990	11,756	4,063	(7,118)	65,761
Operating income (loss)	$19,439	$(679)	$3,829	$(4,063)	$-	$18,526

A reconciliation of the total of the reportable segments’ operating income to consolidated income before taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Total consolidated operating income	$21,312	$18,526
Interest expense	(1,619)	(1,915)
Non-operating income, net	556	534
Income before taxes	$20,249	$17,145

The Company’s assets by segment are as follows:

(in thousands)	March 31, 2016	December 31, 2015
Wireless	$197,989	$205,718
Cable	209,992	209,132
Wireline	107,334	105,369
Other	481,886	463,390
Combined totals	997,201	983,609
Inter-segment eliminations	(367,829)	(356,458)
Consolidated totals	$629,372	$627,151

8.	Income Taxes

The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2012 are no longer subject to examination. The Company is not subject to any state or federal income tax audits as of March 31, 2016.

Index
9.	Adoption of New Accounting Principles

Effective in the first quarter of 2016, the Company adopted three recent accounting principles, Accounting Standards Update 2015-03, “Interest – Imputation of Interest” (ASU 2015-03), ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, and ASU 2016-09, “Improvements to Employee Share-based Payment Accounting”.

ASU 2015-03 requires that premiums, discounts, and loan fees and costs associated with long term debt be reflected as a reduction of the outstanding debt balance.  Previous guidance had treated such loan fees and costs as a deferred charge on the balance sheet.  As a result of implementing ASU 2015-03, the Company reclassified $1.6 million of unamortized loan fees and costs included in deferred charges and other assets as of December 31, 2015 to long-term debt.  Approximately $0.5 million was allocated to current maturities of long-term debt, and $1.1 million to long term debt.  Total assets, as well as total liabilities and shareholders’ equity, were also reduced by the same $1.6 million.  There was no impact on the statements of income or cash flows.

ASU 2015-17 simplifies accounting for deferred taxes by eliminating the requirement to present deferred tax assets and liabilities as current and non-current in a classified balance sheet.  Due to the immaterial balance of current deferred tax assets ($0.9 million as of December 31, 2015), the Company has elected to apply this guidance prospectively, and thus prior periods have not been retrospectively adjusted.

ASU 2016-09 simplifies certain provisions related to the accounting for the tax effects of stock-based compensation transactions.  In particular for the Company, it eliminates the requirement to determine for each award whether the difference between book compensation and tax compensation results in an excess tax benefit or a tax deficiency, which generally speaking, result in an entry to additional paid-in-capital.  Under the new guidance, all tax effects for exercised or vested awards are recognized as discrete items in income tax expense.  The new guidance also allows an employer to withhold shares to cover more than the minimum statutory withholding taxes (but not more than the maximum statutory withholding requirements) without causing an equity-classified award to become a liability classified award.  The other provisions of the new guidance are either not applicable or have no significant impact on the Company’s accounting for stock-based compensation transactions.  The Company has elected to early adopt the new guidance and apply it prospectively to tax effects on share-based compensation transactions.

10.	Acquisition of NTELOS Holdings Corporation

On August 11, 2015, the Company announced that it had entered into a definitive agreement to acquire NTELOS Holdings Corporation ("nTelos") for $9.25 per share in cash for a total equity value of approximately $208 million, after including shares expected to vest on change of control. At closing, the Company will pay off nTelos' outstanding debt, which was $520 million at December 31, 2015. Under the terms of the agreement, the Company will acquire all of nTelos' stock and operations including wireless network assets, retail stores and approximately 298,000 retail subscribers in the nTelos Western Markets. The Company will complete nTelos' plans to close down its Eastern Markets.

Concurrent with the signing of the agreement with nTelos, the Company and Sprint Corporation ("Sprint") entered into a series of agreements, including an Addendum to the Shentel Affiliate Agreement and related agreements, whereby the Company and Sprint will, among other things, exchange certain assets in the nTelos Western Markets. The Company will convert nTelos’ retail wireless customers into Sprint branded affiliate customers.  Sprint will transition its existing retail wireless operations in the nTelos footprint, including approximately 280,000 Sprint retail customers homed in the nTelos footprint, to Sprint branded affiliate customers. These existing Sprint retail customers, in combination with the nTelos customers, will enable the Company to serve approximately 570,000 additional customers under its affiliate arrangement with Sprint.

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

On April 15, 2016, the transaction received its remaining regulatory approval from the Federal Communications Commission.  The Company, Sprint and nTelos expect that closing will take place in May 2016.

Index
The Company will finance the nTelos acquisition and network upgrade with $960 million in credit facilities (including term loans totaling $885 million and a revolver of $75 million) from a syndicate of lenders. Proceeds will be used to finance the transaction and refinance the Company’s existing outstanding indebtedness. This commitment is fully underwritten by CoBank, ACB; Royal Bank of Canada; and Fifth Third Bank. Upon the closing of the merger, the Company expects to have total long-term debt outstanding of approximately $785 million. The revolver and an additional $100 million in a delayed draw term loan are not expected to be drawn at close.

During the three months ended March 31, 2016 and 2015, the Company has incurred $0.3 million and $0.1 million, respectively, of expenses associated with the planned acquisition of nTelos.

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements.  All statements regarding Shenandoah Telecommunications Company’s expected future financial position and operating results, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements.  We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct.  The Company’s actual results could be materially different from its expectations because of various factors, including those discussed below and under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015.  The following management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015, including the financial statements and related notes included therein.

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

*	The Wireless segment provides digital wireless service as a Sprint PCS Affiliate to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia. In this area, the Company is the exclusive provider of wireless mobility communications network products and services on the 800 MHz, 1900 MHz and 2.5 GHz bands under the Sprint brand. This segment also owns cell site towers built on leased land, and leases space on these towers to both affiliates and non-affiliated service providers.

*	The Cable segment provides video, internet and voice services in franchise areas in portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area. It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia.

*	The Wireline segment provides regulated and unregulated voice services, DSL internet access, and long distance access services throughout Shenandoah County and portions of Rockingham, Frederick, Warren and Augusta counties, Virginia. The segment also provides video and cable modem internet access services in portions of Shenandoah County, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor through West Virginia, Maryland and portions of central and southern Pennsylvania.

A fourth segment, Other, primarily includes Shenandoah Telecommunications Company, the parent holding company.

Index
Results of Operations

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

The Company’s consolidated results for the first quarter of 2016 and 2015 are summarized as follows:

	Three Months Ended March 31,		Change
(in thousands)	2016	2015	$	%
Operating revenues	$92,571	$84,287	$8,284	9.8
Operating expenses	71,259	65,761	5,498	8.4
Operating income	21,312	18,526	2,786	15.0

Interest expense	1,619	1,915	(296)	(15.5)
Other income, net	556	534	22	4.1
Income before taxes	20,249	17,145	3,104	18.1
Income tax expense	6,368	6,859	(491)	(7.2)
Net income	$13,881	$10,286	$3,595	35.0

Operating revenues

For the three months ended March 31, 2016, operating revenues increased $8.3 million, or 9.8%. Wireless segment revenues increased $4.0 million compared to the first quarter of 2015. Net postpaid service revenue increased $3.3 million, primarily due to a reduction, effective January 1, 2016, in the net service fee charged by Sprint.  The net service fee decreased from 14% of net billed revenue to 8.6% of net billed revenue. The reduction in the net service fee was accompanied by separately settling certain expenses, as discussed below.  Prepaid net service revenue increased $.5 million, or 4.3%, from 2015, primarily due to changes in the mix of subscribers to higher rate plans. Cable segment revenues grew $3.1 million primarily as a result of 6.2% growth in average subscriber counts and an increase in revenue per subscriber.  Wireline segment revenues increased $1.3 million, net of eliminations of intersegment activities, primarily due to increases in fiber sales.

Operating expenses

Total operating expenses were $71.3 million in the first quarter of 2016 compared to $65.8 million in the prior year period.  Cost of goods and services sold increased $1.1 million overall.  Wireless segment cost of goods increased $0.4 million, primarily due to $1.2 million in incremental separately settled postpaid wireless expenses for handsets sold through Sprint’s national channels, previously settled as part of the net service fee as described above.  On-going costs for postpaid handsets sold through our channels decreased $1.4 million as sales of subsidized handsets continued to decline, while prepaid handset subsidies decreased $0.3 million on fewer gross adds and upgrades as well as lower rates.  Cable segment cost of goods sold increased $1.0 million, due to increased cable programming and network costs.

Selling, general and administrative expenses increased $3.0 million overall, with $2.5 million incurred in the Wireless segment.  This includes $2.4 million in incremental separately settled postpaid wireless expenses for national commissions.

Depreciation and amortization expense increased $1.4 million, primarily due to ongoing projects to expand and upgrade the wireless, cable and fiber networks.

Income tax expense

The Company’s effective tax rate decreased from 40.0% for the three months ended March 31, 2015 to 31.4% for the three months ended March 31, 2016.  This decrease primarily resulted from discrete tax benefits resulting from the change in accounting for stock option exercises and share award distributions in the first quarter of 2016 in accordance with ASU 2016-09.  In prior periods, such tax benefits were recorded directly to equity.

Index
Net income

For the three months ended March 31, 2016, net income increased $3.6 million, or 35.0%, primarily reflecting revenue growth in the Wireline and Cable segments and the reduction in income tax expense for the tax benefits of stock compensation transactions in the first quarter of 2016.

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

PCS receives revenues from Sprint for subscribers that obtain service in PCS’s network coverage area.  PCS relies on Sprint to provide timely, accurate and complete information to record the appropriate revenue for each financial period.  Postpaid revenues received from Sprint are recorded net of certain fees retained by Sprint.  Through December 31, 2015, these fees totaled 22% of postpaid net billed revenue (gross customer billings net of credits and adjustments to customer accounts, and write-offs of uncollectible accounts), as defined by the Affiliate Agreement with Sprint.  Effective January 1, 2016, the fees charged by Sprint declined to 16.6%, and certain revenue and expense items previously included in these fees became separately settled.  The overall effect of these changes was an increase of $4.9 million of revenue, partially offset by increased expenses totaling $3.6 million.

The Company also offers prepaid wireless products and services in its PCS network coverage area.  Sprint retains a Management Fee equal to 6% of prepaid customer billings.  Prepaid revenues received from Sprint are reported net of the cost of this fee.  Other fees charged on a per unit basis are separately recorded as expenses according to the nature of the expense.  The Company pays handset subsidies to Sprint for the difference between the selling price of prepaid handsets and their cost, recorded as a net cost in cost of goods sold.  The revenue and expense components reported to us by Sprint are based on Sprint’s national averages for prepaid services, rather than being specifically determined by customers assigned to our geographic service areas.

The following tables show selected operating statistics of the Wireless segment as of the dates shown:

	March 31, 2016	December 31, 2015	March 31, 2015	December 31, 2014
Retail PCS Subscribers – Postpaid	315,231	312,512	291,078	287,867
Retail PCS Subscribers – Prepaid	142,539	142,840	147,783	145,162
PCS Market POPS (000) (1)	2,437	2,433	2,418	2,415
PCS Covered POPS (000) (1)	2,230	2,224	2,210	2,207
CDMA Base Stations (sites)	556	552	542	537
Towers Owned	157	158	154	154
Non-affiliate Cell Site Leases	202	202	199	198

	Three Months Ended March 31,
	2016	2015

Gross PCS Subscriber Additions - Postpaid	17,356	17,105
Net PCS Subscriber Additions - Postpaid	2,719	3,211
Gross PCS Subscriber Additions - Prepaid	21,231	23,620
Net PCS Subscriber Additions - Prepaid	(301)	2,621
PCS Average Monthly Retail Churn % - Postpaid (2)	1.56%	1.60%
PCS Average Monthly Retail Churn % - Prepaid (2)	5.05%	4.76%

1)	POPS refers to the estimated population of a given geographic area and is based on information purchased from third party sources. Market POPS are those within a market area which the Company is authorized to serve under its Sprint PCS affiliate agreements, and Covered POPS are those covered by the Company’s network.
2)	PCS Average Monthly Retail Churn is the average of the monthly subscriber turnover, or churn, calculations for the period.

Index
Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

(in thousands)	Three Months Ended March 31,		Change
	2016	2015	$	%
Segment operating revenues
Wireless service revenue	$52,179	$48,375	$3,804	7.9
Tower lease revenue	2,750	2,570	180	7.0
Equipment revenue	1,454	1,481	(27)	(1.8)
Other revenue	135	83	52	62.7
Total segment operating revenues	56,518	52,509	4,009	7.6
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	16,578	16,187	391	2.4
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	11,514	9,052	2,462	27.2
Depreciation and amortization	8,494	7,831	663	8.5
Total segment operating expenses	36,586	33,070	3,516	10.6
Segment operating income	$19,932	$19,439	$493	2.5

Operating revenues

Wireless service revenue increased $3.8 million, or 7.9%, for the three months ended March 31, 2016, compared to the comparable 2015 period.  Effective January 1, 2016, the fees retained by Sprint and deducted from postpaid revenues decreased from 22% overall to 16.6%, accompanied by separately settling a number of revenue and expense items.  The fee reduction and the new revenue components added $4.4 million to wireless postpaid service revenue, while prepaid service revenue increased $0.5 million, principally on improved mix of customers to higher-rate service offerings. These increases were partially offset by continuing reductions in postpaid billed revenue, down $1.1 million primarily as a result of lower service revenue as customers finance their handsets through installment billing and leasing programs.  Under these programs, the Company receives less service revenue from the subscriber, while the equipment revenue from the subscriber and the handset expense become Sprint’s responsibility and are not recorded by the Company.

Cost of goods and services

Cost of goods and services increased $0.4 million, or 2.4%, in 2016 from the first quarter of 2015. Postpaid handset costs continued to decrease, down $1.4 million, as handset expenses associated with financing and leasing plans are Sprint’s responsibility and are not recorded by the Company.  Prepaid handset subsidies decreased $0.3 million due to fewer gross adds and upgrades as well as lower rates charged by Sprint.  Network costs increased $0.9 million, with backhaul costs, cell site rents and other network costs all increasing. Finally, separately settled national channel handset costs added $1.2 million to postpaid cost of goods and services in the first quarter of 2016.

Selling, general and administrative

Selling, general and administrative costs increased $2.5 million, or 27.2%, in the first quarter of 2016 from the comparable 2015 period.  Separately settled costs for commissions on national channel postpaid net adds and upgrades added $2.4 million to 2016’s costs.

Index
Depreciation and amortization

Depreciation and amortization increased $0.7 million, or 8.5%, in the first quarter of 2016 over the comparable 2015 period, due to ongoing investments in wireless network coverage and capacity.

Cable

The Cable segment provides video, internet and voice services in franchise areas in portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area. It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia.

On January 1, 2016, the Company acquired the assets of Colane Cable Company. With the acquisition, the Company acquired 3,299 video customers, 1,405 high-speed internet customers, and 302 voice customers. These customers are included in the March 31, 2016 totals shown below.

	March 31, 2016	December 31, 2015	March 31, 2015	December 31, 2014
Homes Passed (1)	181,375	172,538	172,022	171,589
Customer Relationships (2)
Video customers	50,195	48,184	49,662	49,247
Non-video customers	26,895	24,550	22,530	22,051
Total customer relationships	77,090	72,734	72,192	71,298
Video
Customers (3)	52,468	50,215	51,708	52,095
Penetration (4)	28.9%	29.1%	30.1%	30.4%
Digital video penetration (5)	74.8%	77.9%	69.9%	65.9%
High-speed Internet
Available Homes (6)	180,814	172,538	172,022	171,589
Customers (3)	58,273	55,131	52,508	50,686
Penetration (4)	32.2%	32.0%	30.5%	29.5%
Voice
Available Homes (6)	178,077	169,801	169,285	168,852
Customers (3)	20,786	20,166	19,112	18,262
Penetration (4)	11.7%	11.9%	11.3%	10.8%
Total Revenue Generating Units (7)	131,527	125,512	123,328	121,043
Fiber Route Miles	2,955	2,844	2,836	2,834
Total Fiber Miles (8)	80,727	76,949	73,294	72,694
Average Revenue Generating Units	129,604	124,054	121,998	117,744

1)	Homes and businesses are considered passed (“homes passed”) if we can connect them to our distribution system without further extending the transmission lines. Homes passed is an estimate based upon the best available information.
2)	Customer relationships represent the number of customers who receive at least one of our services.
3)	Generally, a dwelling or commercial unit with one or more television sets connected to our distribution system counts as one video customer. Where services are provided on a bulk basis, such as to hotels and some multi-dwelling units, the revenue charged to the customer is divided by the rate for comparable service in the local market to determine the number of customer equivalents included in the customer counts shown above. During the first quarter of 2016, the Company modified the way it counts subscribers when a commercial customer upgrades its internet service via a fiber contract. The Company retroactively applied the new count methodology to prior periods, and applied similar logic to certain bulk customers; the net result was reductions in internet subscriber counts of 559, 687 and 673 subscribers to December 31, 2015, March 31, 2015 and December 31, 2014 totals, respectively.
4)	Penetration is calculated by dividing the number of customers by the number of homes passed or available homes, as appropriate.

Index
5)	Digital video penetration is calculated by dividing the number of digital video customers by total video customers. Digital video customers are video customers who receive any level of video service via digital transmission. A dwelling with one or more digital set-top boxes or digital adapters counts as one digital video customer.
6)	Homes and businesses are considered available (“available homes”) if we can connect them to our distribution system without further extending the transmission lines and if we offer the service in that area.
7)	Revenue generating units are the sum of video, voice and high-speed internet customers.
8)	Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

(in thousands)	Three Months Ended March 31,		Change
	2016	2015	$	%

Segment operating revenues
Service revenue	$24,340	$21,401	$2,939	13.7
Other revenue	2,106	1,910	196	10.3
Total segment operating revenues	26,446	23,311	3,135	13.4

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	14,647	13,618	1,029	7.6
Selling, general, and administrative, exclusive of depreciation and amortization shown separately below	5,108	4,892	216	4.4
Depreciation and amortization	6,095	5,480	615	11.2
Total segment operating expenses	25,850	23,990	1,860	7.8
Segment operating income (loss)	$596	$(679)	$1,275	187.8

Operating revenues

Cable segment service revenues increased $2.9 million, or 13.7%, due to a 6.2% increase in average revenue generating units, video rate increases in January 2016 to offset increases in programming costs, and customers selecting higher-speed data access packages.

Other revenue grew $0.2 million, primarily due to new fiber contracts to towers, schools and libraries.

Operating expenses

Cable segment cost of goods and services increased $1.0 million, or 7.6%, in the first quarter of 2016 over the comparable 2015 period. Video programming costs, including retransmission fees, increased $0.6 million, primarily due to the increase in subscribers.  The remainder of the increase resulted from higher network costs.

Selling, general and administrative expenses increased $0.2 million against the prior year quarter due to higher advertising and commission costs.

Wireline

The Wireline segment provides regulated and unregulated voice services, DSL internet access, and long distance access services throughout Shenandoah County and portions of Rockingham, Frederick, Warren and Augusta counties, Virginia. The segment also provides video and cable modem internet access services in portions of Shenandoah County, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor through West Virginia, Maryland and portions of Pennsylvania.

Index
	March 31, 2016	Dec. 31, 2015	March 31, 2015	Dec. 31, 2014
Telephone Access Lines (1)	19,682	20,252	21,669	21,612
Long Distance Subscribers	9,377	9,476	9,533	9,571
Video Customers (2)	5,232	5,356	5,599	5,692
DSL and Cable Modem Subscribers (3)	14,200	13,890	13,227	13,094
Fiber Route Miles	1,744	1,736	1,559	1,556
Total Fiber Miles (4)	125,559	123,891	99,523	99,387

1)	Effective October 1, 2015, the Company launched cable modem services on its cable plant, and ceased the requirement that a customer have a telephone access line to purchase DSL service.
2)	The Wireline segment’s video service passes approximately 16,000 homes.
3)	2016 and December 2015 totals include 624 and 420 customers, respectively, served via the coaxial cable network. During first quarter 2016, the Company modified the way it counts subscribers when a commercial customer upgrades its internet service via a fiber contract. The Company retroactively applied the new count methodology to prior periods and the net result was increases in internet subscriber counts of and 804, 402 and 352 subscribers to December 31, 2015, March 31, 2015 and December 31, 2014 totals, respectively.
4)	Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles. Fiber counts were revised following a review of fiber records in the first quarter of 2015.

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

	Three Months Ended March 31,		Change
(in thousands)	2016	2015	$	%
Segment operating revenues
Service revenue	$5,537	$5,294	$243	4.6
Carrier access and fiber revenues	11,969	9,527	2,442	25.6
Other revenue	873	764	109	14.3
Total segment operating revenues	18,379	15,585	2,794	17.9

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	8,643	7,334	1,309	17.8
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,605	1,498	107	7.1
Depreciation and amortization	3,033	2,924	109	3.7
Total segment operating expenses	13,281	11,756	1,525	13.0
Segment operating income	$5,098	$3,829	$1,269	33.1

Operating revenues

Total operating revenues in the quarter ended March 31, 2016 increased $2.8 million, or 17.9%, against the comparable 2015 period. Carrier access and fiber revenues increased $2.4 million due to increases in fiber and access contracts.  The increase in service revenues primarily results from higher revenues for high-speed data services.

Index
Operating expenses

Operating expenses overall increased $1.5 million, or 13.0%, in the quarter ended March 31, 2016, compared to the 2015 quarter. The $1.3 million increase in cost of goods and services primarily resulted from costs to support the increase in carrier access and fiber revenues shown above.

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

Adjusted OIBDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.  These limitations include the following:

●	it does not reflect capital expenditures;
●	many of the assets being depreciated and amortized will have to be replaced in the future and adjusted OIBDA does not reflect cash requirements for such replacements;
●	it does not reflect costs associated with share-based awards exchanged for employee services;
●	it does not reflect interest expense necessary to service interest or principal payments on indebtedness;
●	it does not reflect gains, losses or dividends on investments;
●	it does not reflect expenses incurred for the payment of income taxes; and
●	other companies, including companies in our industry, may calculate adjusted OIBDA differently than we do, limiting its usefulness as a comparative measure.

In light of these limitations, management considers adjusted OIBDA as a financial performance measure that supplements but does not replace the information reflected in our GAAP results.

The following table shows adjusted OIBDA for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(in thousands)	2016	2015
Adjusted OIBDA	$40,416	$35,839

Index
The following table reconciles adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure, for the three months ended March 31, 2016 and 2015:

Consolidated:
	Three Months Ended March 31,
(in thousands)	2016	2015
Operating income	$21,312	$18,526
Plus depreciation and amortization	17,739	16,337
Plus (gain) loss on asset sales	(15)	11
Plus share based compensation expense	1,048	825
Plus nTelos acquisition related expenses	332	140
Adjusted OIBDA	$40,416	$35,839

The following tables reconcile adjusted OIBDA to operating income by major segment for the three months ended March 31, 2016 and 2015:

Wireless Segment:
	Three Months Ended March 31,
(in thousands)	2016	2015
Operating income	$19,932	$19,439
Plus depreciation and amortization	8,494	7,831
Plus (gain) loss on asset sales	13	25
Plus share based compensation expense	271	186
Adjusted OIBDA	$28,710	$27,481

Cable Segment:
	Three Months Ended March 31,
(in thousands)	2016	2015
Operating income (loss)	$596	$(679)
Plus depreciation and amortization	6,095	5,480
Plus (gain) loss on asset sales	(13)	(13)
Plus share based compensation expense	358	290
Adjusted OIBDA	$7,036	$5,078

Wireline Segment:
	Three Months Ended March 31,
(in thousands)	2016	2015
Operating income	$5,098	$3,829
Plus depreciation and amortization	3,033	2,924
Plus loss on asset sales	-	9
Plus share based compensation expense	169	144
Adjusted OIBDA	$8,300	$6,906

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

Sources and Uses of Cash. The Company generated $43.2 million of net cash from operations in the first three months of 2016, compared to $23.8 million in the first three months of 2015. The increase was driven primarily by higher net income and by the timing of cash receipts and disbursements for prepaid assets, accounts payable and deferred revenues.

Indebtedness.  As of March 31, 2016, the Company’s indebtedness totaled $194.0 million, with an annualized effective interest rate of approximately 3.48% after considering the impact of the interest rate swap contract and unamortized loan costs.  The balance consists of the Term Loan Facility at a variable rate (2.68% as of March 31, 2016) that resets monthly based on one month LIBOR plus a base rate of 2.25% currently.  The Term Loan Facility requires quarterly principal repayments of $5.75 million until the remaining expected balance of approximately $120.75 million is due at maturity on September 30, 2019.

The Company is bound by certain financial covenants under its Credit Agreement. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. As of March 31, 2016, the Company was in compliance with all debt covenants, and ratios at March 31, 2016 were as follows:

	Actual	Covenant Requirement at March 31, 2016
Total Leverage Ratio	1.27	2.00 or Lower
Debt Service Coverage Ratio	4.36	2.50 or Higher
Equity to Assets Ratio	48.2%	35.0% or Higher

In accordance with the Credit Agreement, the total leverage and debt service coverage ratios noted above are based on the twelve months ended March 31, 2016. In addition to the covenants above, the Company is required to supply the lender with quarterly financial statements and other reports as defined by the Credit Agreement. The Company was in compliance with all reporting requirements at March 31, 2016.

The Company has no off-balance sheet arrangements (other than operating leases) and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. Capital expenditures budgeted for 2016 total $218.5 million, including $120.3 million in the Wireless segment for upgrades and expansion of the nTelos wireless network.  In addition, $21.2 million is budgeted for information technology upgrades, new and renovated buildings and other projects, $24.2 million for additional network capacity, and $36.4 million for network expansion including new fiber routes, new cell towers, and cable market expansion. Approximately $13.1 million of the budget is success-based, and will be scaled back if not supported by customer growth.

For the first three months of 2016, the Company spent $20.5 million on capital projects, compared to $9.5 million in the comparable 2015 period.  Spending related to Wireless projects accounted for $9.4 million in the first three months of 2016, primarily for additional network capacity and technology upgrades. Cable capital spending of $5.7 million related to network and cable market expansion. Wireline capital projects cost $4.0 million, driven primarily by fiber builds.  Other projects totaled $1.4 million, largely related to information technology projects.

The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Company’s existing credit facilities will provide sufficient cash to enable the Company to complete the pending acquisition of nTelos, fund planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next twelve months.  Thereafter, capital expenditures will likely continue to be required to provide increased capacity to meet the Company’s expected growth in demand for its products and services. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for its products and new market developments and opportunities.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous generally accepted accounting principles.  This change will result in an increase to recorded assets and liabilities on lessees’ financial statements, as well as changes in the categorization of rental costs, from rent expense to interest and depreciation expense.  Other effects may occur depending on the types of leases and the specific terms of them utilized by particular lessees.  The ASU is effective for the Company on January 1, 2019, and early application is permitted.  Modified retrospective application is required.  The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

Index
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of March 31, 2016, the Company had $195.5 million of variable rate debt outstanding (excluding unamortized loan fees and costs of $1.5 million), bearing interest at a rate of 2.68% as determined on a monthly basis. An increase in market interest rates of 1.00% would add approximately $1.9 million to annual interest expense, excluding the effect of the interest rate swap.  In 2012, the Company entered into a swap agreement that covers notional principal equal to approximately 76% of the outstanding variable rate debt through maturity in 2019, requiring the Company to pay a fixed rate of 1.13% and receive a variable rate based on one month LIBOR (0.43% as of March 31, 2016), to manage a portion of its interest rate risk. Changes in the net interest paid or received under the 2012 swap would offset approximately 76% of the change in interest expense on the variable rate debt outstanding. The 2012 swap currently adds approximately $0.8 million to annual interest expense, based on the spread between the fixed rate and the variable rate currently in effect on our debt.

The second component of interest rate risk consists of temporary excess cash, which can be invested in various short-term investment vehicles such as overnight repurchase agreements and Treasury bills with a maturity of less than 90 days. As of March 31, 2016, the cash is invested in a combination of a commercial checking account that has limited interest rate risk, and three money market mutual funds that contain a total investment of $40.1 million.  Management continually evaluates the most beneficial use of these funds.

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

Management views market risk as having a potentially significant impact on the Company's results of operations, as future results could be adversely affected if interest rates were to increase significantly for an extended period, or if the Company’s need for additional external financing resulted in increases to the interest rates applied to all of its new and existing debt.  As of March 31, 2016, the Company has $47.1 million of variable rate debt with no interest rate protection.  The Company’s investments in publicly traded stock and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Supplemental Executive Retirement Plan.  General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

As of March 31, 2016, the Company had $8.2 million of cost and equity method investments.  Approximately $2.7 million is invested in privately held companies through investments with portfolio managers.  Most of the companies are in an early stage of development and significant increases in interest rates could have an adverse impact on their results, ability to raise capital and viability.  The Company’s market risk is limited to the funds previously invested.

Index
ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on this evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2016, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Information provided by Sprint includes reports regarding the subscriber accounts receivable in the Company’s markets.  Sprint provides the Company with monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level.  The Company reviews these various reports to identify discrepancies or errors.  Under the Company’s agreements with Sprint, the Company is entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 16.6% of revenue currently retained by Sprint.  Because of the Company’s reliance on Sprint for financial information, the Company must depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint’s other Sprint PCS affiliate network partners.  To address this issue, Sprint engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness” under guidance provided in Statements on Standards for Attestation Engagements No. 16 (“SSAE 16”).  The report is provided to the Company on an annual basis and covers a nine-month period. The most recent report covered the period from January 1, 2015 to September 30, 2015.  The most recent report indicated there were no material issues which would adversely affect the information used to support the recording of the revenues provided by Sprint related to the Company’s relationship with them.

Index
PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors

As previously discussed, our actual results could differ materially from our forward-looking statements. There have been no material changes in the risk factors  from those described in Part 1, Item 1A of  the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In conjunction with exercises of stock options and distributions of vested share awards, the Company periodically repurchases shares from recipients to satisfy some of the exercise price of the options being exercised or taxes payable associated with the distribution of shares.  The following table provides information about the Company’s repurchases of shares during the three months ended March 31, 2016:

	Number of Shares Purchased	Average Price Paid per Share
January 1 to January 31	644	$22.14
February 1 to February 29	116,225	$21.42
March 1 to March 31	43,932	$27.06

Total	160,801	$22.96

Index
ITEM 6.	Exhibits

(a)	The following exhibits are filed with this Quarterly Report on Form 10-Q:

3.3	Amended and Restated Bylaws of Shenandoah Telecommunications Company, effective April 15, 2016, filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated April 8, 2016.

10.50
First Amendment to the Credit Agreement with CoBank, ACB, as administrative agent and the various financial institutions thereto, effective March 29, 2016, filed as Exhibit 10.50 to the Company’s Current Report on Form 8-K dated April 4, 2016.

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
(Registrant)

/s/Adele M. Skolits
Adele M. Skolits
Vice President - Finance and Chief Financial Officer
Date: April 29, 2016

Index
EXHIBIT INDEX

Exhibit No.	Exhibit

3.3	Amended and Restated Bylaws of Shenandoah Telecommunications Company, effective April 15, 2016, filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated April 8, 2016.

10.50
First Amendment to the Credit Agreement with CoBank, ACB, as administrative agent and the various financial institutions thereto, effective March 29, 2016, filed as Exhibit 10.50 to the Company’s Current Report on Form 8-K dated April 4, 2016.

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