Form 10-Q
period 2016-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2016-08-09
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	☐Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No  ☑

The number of shares of the registrant’s common stock outstanding on July 28, 2016 was 48,913,327.

SHENANDOAH TELECOMMUNICATIONS COMPANY

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	June 30, 2016	December 31, 2015

Current Assets
Cash and cash equivalents	$40,571	$76,812
Restricted cash	2,167	-
Accounts receivable, net	77,392	29,778
Income taxes receivable	-	7,694
Inventory, net	19,419	4,183
Prepaid expenses and other	18,562	8,573
Deferred income taxes	-	907
Total current assets	158,111	127,947

Investments, including $2,784 and $2,654 carried at fair value	12,526	10,679

Building held for sale	4,950	-
Property, plant and equipment, net	653,523	410,018

Other Assets
Intangible assets, net	464,146	66,993
Goodwill	151,730	10
Deferred charges and other assets, net	10,855	11,504
Other assets, net	626,731	78,507
Total assets	$1,455,841	$627,151

(Continued)

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	June 30, 2016	December 31, 2015

Current Liabilities
Current maturities of long-term debt, net of unamortized loan fees	$20,147	$22,492
Accounts payable	27,951	13,009
Advanced billings and customer deposits	23,024	11,674
Accrued compensation	6,020	5,915
Income taxes payable	29,717	-
Accrued liabilities and other	31,615	7,639
Total current liabilities	138,474	60,729

Long-term debt, less current maturities, net of unamortized loan fees	795,426	177,169

Other Long-Term Liabilities
Deferred income taxes	142,181	74,868
Deferred lease payable	9,370	8,142
Asset retirement obligations	15,769	7,266
Other liabilities	50,514	9,039
Total other long-term liabilities	217,834	99,315

Commitments and Contingencies

Shareholders’ Equity
Common stock	44,344	32,776
Retained earnings	263,633	256,747
Accumulated other comprehensive income (loss), net of taxes	(3,870)	415
Total shareholders’ equity	304,107	289,938

Total liabilities and shareholders’ equity	$1,455,841	$627,151

See accompanying notes to unaudited condensed consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME(LOSS)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Operating revenues	$130,309	$85,701	$222,880	$169,989

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	50,296	30,280	82,057	60,970
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	33,694	18,606	55,120	36,718
Integration and acquisition expenses	20,054	402	20,386	1,024
Depreciation and amortization	32,415	17,663	50,154	34,001
Total operating expenses	136,459	66,951	207,717	132,713
Operating income (loss)	(6,150)	18,750	15,163	37,276

Other income (expense):
Interest expense	(5,904)	(1,940)	(7,524)	(3,855)
Gain on investments, net	21	98	109	200
Non-operating income, net	146	442	614	874
Income (loss) before income taxes	(11,887)	17,350	8,362	34,495

Income tax expense (benefit)	(4,892)	6,876	1,477	13,735
Net income (loss)	(6,995)	10,474	6,885	20,760

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate hedge, net of tax	(3,238)	326	(4,285)	(581)
Comprehensive income (loss)	$(10,233)	$10,800	$2,600	$20,179

Earnings (loss) per share:
Basic	$(0.14)	$0.22	$0.14	$0.43
Diluted	$(0.14)	$0.21	$0.14	$0.42

Weighted average shares outstanding, basic	48,830	48,380	48,696	48,343

Weighted average shares outstanding, diluted	48,830	49,004	49,415	48,927

See accompanying notes to unaudited condensed consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Total
Balance, December 31, 2014	48,265	$29,712	$227,512	$1,122	$258,346

Net income	-	-	40,864	-	40,864
Other comprehensive loss, net of tax	-	-	-	(707)	(707)
Dividends declared ($0.24 per share)	-	-	(11,629)	-	(11,629)
Dividends reinvested in common stock	22	544	-	-	544
Stock based compensation	-	2,719	-	-	2,719
Common stock issued through exercise of incentive stock options	87	996	-	-	996
Common stock issued for share awards	212	-	-	-	-
Common stock issued	1	11	-	-	11
Common stock repurchased	(111)	(1,885)	-	-	(1,885)
Net excess tax benefit from stock options exercised	-	679	-	-	679

Balance, December 31, 2015	48,475	$32,776	$256,747	$415	$289,938

Net income	-	-	6,885	-	6,885
Other comprehensive loss, net of tax	-	-	-	(4,285)	(4,285)
Stock based compensation	-	2,404	-	-	2,404
Stock options exercised	319	2,942	-	-	2,942
Common stock issued for share awards	188	-	-	-	-
Common stock issued	1	5	-	-	5
Common stock issued to acquire non-controlling interests of nTelos	76	10,400	-	-	10,400
Common stock repurchased	(177)	(4,183)	-	-	(4,183)
Balance, June 30, 2016	48,883	$44,344	$263,633	$(3,870)	$304,107

See accompanying notes to unaudited condensed consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2016	2015

Cash Flows From Operating Activities
Net income	$6,885	$20,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,753	33,189
Amortization reflected as operating expense	7,401	812
Amortization reflected as contra revenue	3,290	-
Provision for bad debt	752	905
Straight line adjustment to reduce management fee revenue	3,406	-
Stock based compensation expense	1,957	1,430
Excess tax benefits on stock awards	-	(450)
Deferred income taxes	(53,238)	(3,656)
Net loss on disposal of equipment	12	227
Unrealized (gain) on investments	(83)	(54)
Net gains from patronage and equity investments	(315)	(385)
Amortization of long term debt issuance costs	1,205	289
Other	2,120	647
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(4,332)	(339)
Inventory, net	(11,424)	(414)
Income taxes receivable	7,694	14,752
Other assets	2,066	(3,421)
Increase (decrease) in:
Accounts payable	5,529	(2,911)
Income taxes payable	34,195	499
Deferred lease payable	1,228	506
Other deferrals and accruals	9,692	(2,116)
Net cash provided by operating activities	$60,793	$60,270

Cash Flows From Investing Activities
Acquisition of property, plant and equipment	$(60,123)	$(25,135)
Proceeds from sale of equipment	185	52
Cash distributions from investments	53	3
Cash disbursed for acquisition, net of cash acquired	(654,832)	-
Net cash used in investing activities	$(714,717)	$(25,080)

 (Continued)

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2016	2015

Cash Flows From Financing Activities
Principal payments on long-term debt	$(201,257)	$(11,500)
Amounts borrowed under debt agreements	835,000	-
Cash paid for debt issuance costs	(14,825)	-
Excess tax benefits on stock awards	-	450
Repurchases of common stock	(4,183)	(1,450)
Proceeds from issuances of common stock	2,948	530
Net cash provided by/(used in) financing activities	$617,683	$(11,970)

Net increase (decrease) in cash and cash equivalents	$(36,241)	$23,220

Cash and cash equivalents:
Beginning	76,812	68,917
Ending	$40,571	$92,137

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$6,659	$3,782

Income taxes paid, net of refunds received	$12,796	$2,139

Non-cash investing and financing activities:

At June 30, 2016 and 2015, accounts payable included approximately $5.2 million and $1.2 million, respectively, associated with capital expenditures. Cash flows for accounts payable and acquisition of property, plant and equipment exclude this activity.

In conjunction with the acquisition of nTelos, the Company issued common stock to acquire non-controlling interests held by third parties in a subsidiary of nTelos. The transaction was valued at $10.4 million.

The Company reclassified $4.3 million of unamortized loan fees and costs included in deferred charges and other assets to long term debt in connection with the new Term loan A-1 and A-2 borrowing related to the acquisition of nTelos.

See accompanying notes to unaudited condensed consolidated financial statements.

Index
SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The interim condensed consolidated financial statements of Shenandoah Telecommunications Company and Subsidiaries (collectively, the “Company”) are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein.  All such adjustments were of a normal and recurring nature.  These financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The accompanying balance sheet information at December 31, 2015 was derived from the audited December 31, 2015 consolidated balance sheet. Operating revenues and income from operations for any interim period are not necessarily indicative of results that may be expected for the entire year.

In connection with the nTelos acquisition and exchange transaction with Sprint (see Note 2), the Company has added the following significant accounting policies:

Revenue Recognition

Under the Company’s amended affiliate agreement, Sprint agreed to waive the management fee, which is historically presented as a contra-revenue by the Company, for a period of approximately six years.  The impact of Sprint’s waiver of the management fee over the approximate six-year period is reflected as an increase in revenue, offset by the non-cash adjustment to recognize this impact on a straight-line basis over the contract term of approximately 14 years.

Goodwill

Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that impairment is more likely than not to have occurred. In conducting its annual impairment testing, the Company may first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is required. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if the Company elects not to perform a qualitative assessment of a reporting unit, the Company then compares the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. The Company conducts its annual impairment testing of goodwill as of October 1.

Pension Benefits and Retirement Benefits Other Than Pensions

Through the Company’s acquisition of nTelos, the Company assumed nTelos’ non-contributory defined benefit pension plan (“Pension Plan”) covering all employees who met eligibility requirements and were employed by nTelos prior to October 1, 2003. The Pension Plan was closed to nTelos employees hired on or after October 1, 2003. Pension benefits vest after five years of plan service and are based on years of service and an average of the five highest consecutive years of compensation subject to certain reductions if the employee retires before reaching age 65 and elects to receive the benefit prior to age 65. Effective December 31, 2012, nTelos froze future benefit accruals.  The Company uses updated mortality tables published by the Society of Actuaries that predict increasing life expectancies in the United States.

IRC Sections 412 and 430 and Sections 302 and 303 of the Employee Retirement Income Security Act of 1974, as amended establish minimum funding requirements for defined benefit pension plans. The minimum required contribution is generally equal to the target normal cost plus the shortfall amortization installments for the current plan year and each of the six preceding plan years less any calculated credit balance. If plan assets (less calculated credits) are equal to or exceed the funding target, the minimum required contribution is the target normal cost reduced by the excess funding, but not below zero. The Company’s policy is to make contributions to stay at or above the threshold required in order to prevent benefit restrictions and related additional notice requirements and is intended to provide not only for benefits based on service to date, but also for those expected to be earned in the future. The Company also assumed two qualified nonpension postretirement benefit plans that provide certain health care and life benefits for nTelos retired employees that meet eligibility requirements. The health care plan is contributory, with participants’ contributions adjusted annually. The life insurance plan also is contributory. These obligations, along with all of the pension plans and other postretirement benefit plans, are obligations assumed by the Company. Eligibility for the life insurance plan is restricted to active pension participants age 50-64 as of January 5, 1994. Neither plan is eligible to employees hired after April 1993. The accounting for the plans anticipates that the Company will maintain a consistent level of cost sharing for the benefits with the retirees. The Company’s share of the projected costs of benefits that will be paid after retirement is generally being accrued by charges to expense over the eligible employees’ service periods to the dates they are fully eligible for benefits.

The Company records annual amounts relating to the Pension Plan and postretirement benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, turnover rates and healthcare cost trend rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income (loss) and amortized to net periodic cost over future periods using the corridor method.

Index
2.	Acquisition of NTELOS Holdings Corp. and Exchange with Sprint

On May 6, 2016, the Company completed its previously announced acquisition of NTELOS Holdings Corp. (“nTelos”) for $663.7 million in cash, net of cash acquired.  The purchase price was financed by a credit facility arranged by CoBank, ACB (see Note 14).  The Company has included the operations of nTelos for financial reporting purposes for the period subsequent to the acquisition.  The Company has accounted for the acquisition of nTelos under the acquisition method of accounting, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations”, and will account for any measurement period adjustments under Accounting Standards Update (“ASU”) 2015-16, “Simplifying the Accounting for Measurement Period Adjustments”.  Under the acquisition method of accounting, the total purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values.

The preliminary allocation of the purchase price was based upon management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed of nTelos, with the excess recorded as goodwill. (in thousands):

Accounts receivable	$48,476
Inventory	3,810
Restricted cash	2,167
Investments	1,501
Prepaids expenses and other assets	14,835
Building held for sale	4,950
Property, plant and equipment	223,900
Spectrum licenses	198,200
Customer based contract rights	198,200
Contract based intangible assets	11,000
Goodwill	151,627
Other long term assets	10,288
Total assets acquired	$868,954

Accounts payable	$8,648
Advanced billings and customer deposits	12,477
Accrued expenses	25,230
Capital lease liability	418
Deferred tax liabilities	124,964
Retirement benefits	19,461
Other long-term liabilities	14,056
Total liabilities assumed	205,254

Net assets acquired	$663,700

Finalization of the purchase price allocations is dependent on final review and acceptance of the independent appraiser’s valuation report.

Immediately after acquiring nTelos, Shenandoah Personal Communications, LLC, (“PCS”) a wholly-owned subsidiary of the Company, completed its previously announced transaction with SprintCom, Inc., an affiliate of Sprint Corporation (“Sprint”).  Pursuant to this transaction, among other things,  the Company exchanged spectrum licenses valued at $198.2 million and customer based contract rights, valued at $198.2 million, acquired from nTelos with Sprint, and received an expansion of its affiliate service territory to include most of the service area served by nTelos, valued at $258.1 million, as well as additional customer based contract rights, valued at $138.3 million, relating to nTelos’ and Sprint’s legacy customers in the Company’s affiliate service territory. These exchanges were accounted for in accordance with ASC 845, “Nonmonetary Transactions”.

Index
The value of the affiliate agreement expansion is based on changes to the amended affiliate agreement that include:

●	an increase in the price to be paid by Sprint from 80% to 90% of the entire business value of PCS if the affiliate agreement is not renewed;
●	extension of the affiliate agreement with Sprint by five years to 2029;
●	expanded territory in the nTelos service area;
●	rights to serve all future Sprint customers in the affiliate service territory;
●	the Company’s commitment to upgrade certain coverage and capacity in its newly acquired service area; and
●	a reduction of the management fee charged by Sprint under the amended affiliate agreement; not to exceed $4.2 million in an individual month until the total waived fee equals $251.8 million, as well as an additional waiver of the management fee charged with respect to the former nTelos customers until the earlier of migration to the Sprint back-office billing and related systems or six months following the acquisition; not to exceed $5.0 million.

Intangible assets resulting from the acquisition of nTelos and the Sprint exchange, both described above, are noted below (dollars in thousands):

	Useful Life	Basis
Affiliate contract agreement	14 years	$258,100
Customer based contract rights	4-10 years	138,300
Contract based intangible assets	3-19 years	11,000

The affiliate contract agreement intangible asset will be amortized on a straight-line basis and recorded as a contra-revenue over the 14 year contract term.  The other contract based intangible assets will be amortized on a straight-line basis and recorded through amortization expense.  The customer based contract rights will be amortized over the life of the customers, gradually decreasing over the expected life of this asset, and recorded through amortization expense.

The Company has recorded goodwill in its Wireless segment as a result of the nTelos acquisition.  This goodwill is not amortizable for tax purposes, as the Company acquired the common stock of nTelos.

Prior to the acquisition, nTelos was eligible to receive up to $5.0 million in connection with its winning bid in the Connect America Fund's Mobility Fund Phase I Auction ("Auction 901").  Pursuant to the terms of Auction 901, nTelos obtained a Letter of Credit (“LOC”) in the amount of $2.2 million for the benefit of the Universal Service Administrative Company (“USAC”) to cover each disbursement plus the amount of the performance default penalty (10% of the total eligible award).  In accordance with the terms of the LOC, nTelos deposited $2.2 million into a separate account at the issuing bank to serve as cash collateral and is presented as restricted cash.  Such funds will be released to the Company when the LOC is terminated without being drawn upon by USAC.

At the time of the acquisition, certain third party investors held a non-controlling interest in one of nTelos’ subsidiaries.  Immediately after the acquisition of nTelos, the Company acquired these interests in exchange for 380,000 shares of Company common stock, to be paid in five equal installments, with the first installment paid immediately and the remaining four to be paid over the next four years.  This transaction was valued at $10.4 million.

In connection with the acquisition, at closing, the Company borrowed $810.0 million in term loans with a weighted average effective interest rate of approximately 3.84%.  The proceeds were used to finance in part the acquisition, including the repayment of the Company’s term loan of $195.5 million, and the repayment of nTelos’ term loans at the outstanding principal amount of $519.7 million, without penalty.

Following are the unaudited pro forma results of the Company for the three and six months ended June 30, 2016 and 2015 as if the acquisition of nTelos had occurred at the beginning of each of the periods presented (in millions):

	Three Months Ended June 30,
	2016	2015
Operating revenues	$161.1	$170.1
Income (loss) before income taxes	$(7.5)	$13.6

Index
	Six Months Ended June 30,
	2016	2015
Operating revenues	$334.4	$342.8
Income before income taxes	$9.4	$37.1

The pro forma disclosures shown above are based upon estimated preliminary valuations of the assets acquired and liabilities assumed as well as preliminary estimates of depreciation and amortization charges thereon, that may differ from the final fair values of the acquired assets and assumed liabilities and the resulting depreciation and amortization charges thereon.   Other pro forma adjustments include the following:

●	changes in nTelos’ reported revenues from cancelling nTelos’ wholesale contract with Sprint;
●	the incorporation of the Sprint-homed customers formerly serviced under the wholesale agreement into the Company’s affiliate service territory under the Company’s affiliate agreement with Sprint;
●	the effect of other changes to revenues and expenses due to various provisions of the affiliate agreement, including fees charged under the affiliate agreement on revenues from former nTelos customers, a reduction of the net service fee charged by Sprint, the straight-line impact of the waived management fee, and the amortization of the affiliate agreement expansion intangible asset; and the elimination of non-recurring transaction related expenses incurred by the Company and nTelos;
●	the elimination of certain nTelos operating costs associated with billing and care that are covered under the fees charged by Sprint under the affiliate agreement;
●	historical depreciation expense was reduced for the fair value adjustment decreasing the basis of property, plant and equipment; this decrease was offset by a shorter estimated useful life to conform to the Company’s standard policy and the acceleration of depreciation on certain equipment; and
●	incremental amortization due to the customer-based contract rights associated with acquired customers.

In connection with these transactions, the Company committed to Sprint to migrate the former nTelos customers to devices which can interact with the Sprint billing and network systems and to maintain the nTelos billing, customer care and switching systems until the migration is complete, and expects to incur a total of between $106 million and $126 million of integration and acquisition expenses associated with this transaction, excluding approximately $24 million of debt issuance costs.  These costs include the nTelos back office staff and support functions until the nTelos legacy customers are migrated to the Sprint billing platform; cost of handsets to be provided to nTelos legacy customers as they migrate to the Sprint billing platform; severance costs for back office and other former nTelos employees who will not be retained permanently; and transaction related fees.  The Company has incurred $22.4 million and $22.7 million of these costs in the three months and six months ended June 30, 2016, respectively, including $0.3 million reflected in cost of goods and services and $2.0 million reflected in selling, general and administrative costs in both the three and six month periods ended June 30, 2016.

The amounts of operating revenue and income or loss before income taxes related to the former nTelos entity are not readily determinable due to intercompany transactions, allocations and integration activities that have occurred in connection with the operations of the combined company.

Former nTelos stockholders who held approximately one million shares of nTelos’ common stock have exercised their appraisal rights under Delaware law with respect to the merger consideration of $9.25 per share paid pursuant to the nTelos acquisition.  The Company has recorded a payable for the $9.3 million aggregate remaining purchase price due based upon the terms of the merger agreement with nTelos.  At this time, the Company is unable to determine an estimate of any final outcome of the appraisal action or the expected timing of resolving the appraisal action.  Under Delaware law, the former nTelos stockholders will be entitled to interest at the rate of 6.1% per annum on the unpaid amount when the appraisal action is resolved.

Index
3.	Intangible assets

Intangible assets consisted of the following (in thousands):

		June 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizing intangibles:
Cable franchise rights	$64,374	$-	$64,374	$64,098	$-	$64,098

Finite-lived intangibles:
Affiliate contract expansion rights	$258,100	$(3,290)	$254,810	$-	$-	$-
Acquired subscribers – wireless	138,300	(6,647)	131,653	-	-	-
Favorable leases – wireless	11,000	(183)	10,817	-	-	-
Acquired subscribers – cable	25,265	(24,246)	1,019	25,326	(23,805)	1,521
Other intangibles	2,168	(695)	1,473	1,938	(564)	1,374
Total finite-lived intangibles	$434,833	$(35,061)	$399,772	$27,264	$(24,369)	2,895
Total intangible assets	$499,207	$(35,061)	$464,146	$91,362	$(24,369)	$66,993

Aggregate amortization expense for intangible assets for the periods shown is expected to be as follows:

Year Ending December 31,	Amount
(in thousands)
2016 Remaining	$26,061
2017	48,574
2018	41,377
2019	36,619
2020	33,363
2021	30,116
thereafter	183,662
Total	$399,772

Changes in the carrying amount of goodwill during the six months ended June 30, 2016 are shown below (in thousands):

Goodwill as of December 31, 2015, Wireline segment	$10
Goodwill recorded January 2016, Cable segment, Colane acquisition	93
Goodwill recorded May 2016, Wireless segment, nTelos acquisition	151,627
Goodwill as of June 30, 2016	$151,730

Index
4.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Plant in service	$964,601	$718,503
Plant under construction	75,949	36,600
	1,040,550	755,103
Less accumulated amortization and depreciation	387,027	345,085
Net property, plant and equipment	$653,523	$410,018

5.	Earnings (loss) per share

Basic net income (loss) per share was computed on the weighted average number of shares outstanding.  Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options.  Of 964 thousand and 696 thousand shares and options outstanding at June 30, 2016 and 2015, respectively, 22 thousand and 79 thousand were anti-dilutive, respectively.  These shares and options have been excluded from the computations of diluted earnings per share for the six months ended June 30, 2016, and the three and six month periods ended June 30, 2015.  Due to the net loss for the three months ended June 30, 2016, no adjustment was made to basic shares, as such adjustment would have been anti-dilutive.  There were no adjustments to net income for either period.

6.	Investments Carried at Fair Value

Investments include $2.8 million and $2.7 million of investments carried at fair value as of June 30, 2016 and December 31, 2015, respectively, consisting of equity, bond and money market mutual funds.  Investments carried at fair value were acquired under a rabbi trust arrangement related to the Company’s nonqualified Supplemental Executive Retirement Plan (the “SERP”). The Company purchases investments in the trust to mirror the investment elections of participants in the SERP; gains and losses on the investments in the trust are reflected as increases or decreases in the liability owed to the participants. During the six months ended June 30, 2016, the Company recognized $153 thousand in dividend and interest income from investments, and recorded net unrealized gains of $83 thousand on these investments. Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds.

7.	Equipment Installment Plan Receivables

As part of the acquisition of nTelos, the Company assumed the accounts receivable associated with nTelos’ Equipment Installment Plan, (“EIP”).  This plan allowed EIP subscribers to pay for their devices in installments over a 24-month period. At the time of an installment sale, nTelos imputed interest on the installment receivable using current market interest rate estimates ranging from approximately 5% to 10%.  Additionally, the customer had the right to trade in their original device after a specified period of time for a new device and have the remaining unpaid balance satisfied. This trade-in right was measured at the estimated fair value of the device being traded in based on current trade-in values and the timing of the trade-in.

Immediately following the acquisition, the Company terminated the EIP offering but has continued to service the installment receivable and trade in obligation until such time that the customer migrates to Sprint.  The accounts receivable associated with EIP and the trade-in liability were estimated at its fair value at acquisition date in accordance with ASC 805, “Business Combinations”.

There was $26.0 million of EIP receivables as of June 30, 2016.  The short term portion of $19.5 million is included in accounts receivable, net.  The long term portion of $6.5 million is included in deferred charges and other assets, net.

As of June 30, 2016, the liability associated with the trade-in right was $5.3 million, and is reflected in accrued liabilities and other and other long term liabilities.

Index
8.	Financial Instruments

Financial instruments on the consolidated balance sheets that approximate fair value include:  cash and cash equivalents, receivables, investments carried at fair value, payables, accrued liabilities, interest rate swaps and variable rate long-term debt.

9.	Derivative Instruments, Hedging Activities and Accumulated Other Comprehensive Income (Loss)

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

The Company entered into a pay-fixed, receive-variable interest rate swap of $174.6 million of notional principal in September 2012.  This interest rate swap was designated as a cash flow hedge.  The total outstanding notional amount of the cash flow hedge was $144.1 million as of June 30, 2016.  The outstanding notional amount decreases as the Company makes scheduled principal payments on the debt.

In May 2016, the Company entered into a pay-fixed, receive-variable interest rate swap of $256.6 million of notional principal with three counterparties.   This interest rate swap was designated as a cash flow hedge.  The total outstanding notional amount of the cash flow hedge was $273.4 million as of June 30, 2016.  The outstanding notional amount increases with each expected draw on the term debt and decreases as the Company makes scheduled principal payments on the debt.  In combination with the swap entered into in 2012 described above, the Company is hedging approximately 50% of the expected outstanding debt (including expected draws under the delayed draw term loan) associated with the nTelos acquisition.

The effective portion of changes in the fair value of interest rate swaps designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company uses its derivatives to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings through interest expense. No hedge ineffectiveness was recognized during any of the periods presented.

Amounts reported in accumulated other comprehensive income (loss)  related to the interest rate swaps designated and  qualified as a cash flow hedge, are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 30, 2016, the Company estimates that $3.0 million will be reclassified as an increase to interest expense during the next twelve months due to the interest rate swaps since the hedge interest rate exceeds the variable interest rate on the debt.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the condensed consolidated balance sheet as of June 30, 2016 and December 31, 2015 (in thousands):

	Derivatives
		Fair Value as of
	Balance Sheet Location	June 30, 2016	December 31, 2015

Derivatives designated as hedging instruments:
Interest rate swap
	Accrued liabilities and other	$(3,016)	$(682)
	Other liabilities	(3,502)	-
	Deferred charges and other assets, net	-	1,370
Total derivatives designated as hedging instruments		$(6,518)	$688

Index
The fair value of interest rate swaps is determined using a pricing model with inputs that are observable in the market (level 2 fair value inputs).

The table below presents change in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2016 (in thousands):

	Gains and (Losses) on Cash Flow Hedges	Income Tax (Expense) Benefit	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2015	$688	$(273)	$415
Other comprehensive loss before reclassifications	(7,997)	3,243	(4,754)
Amounts reclassified from accumulated other comprehensive income (to interest expense)	791	(322)	469
Net current period other comprehensive loss	(7,206)	2,921	(4,285)
Balance as of June 30, 2016	$(6,518)	$2,648	$(3,870)

10.	Other liabilities

Other liabilities include the following (in thousands):

	June 30, 2016	December 31, 2015
Retirement plan obligations	$21,982	$2,654
Due to dissenting shareholder	9,436	-
Non-current portion of deferred revenues	8,968	4,156
Other	10,128	2,229
Other liabilities	$50,514	$9,039

11.	Segment Information

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

The Wireless segment has provided digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, as a Sprint PCS Affiliate.  With the recent acquisition of nTelos (see Note 2), the Company’s wireless service area has expanded to include south-central and western Virginia, West Virginia, and small portions of Kentucky and Ohio. This segment also owns cell site towers built on leased land, and leases space on these towers to both affiliates and non-affiliated service providers.

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

Index
Three months ended June 30, 2016 (in thousands)
	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$86,873	$24,167	$4,820	$-	$-	$115,860
Other	6,280	1,923	6,246	-	-	14,449
Total external revenues	93,153	26,090	11,066	-	-	130,309
Internal revenues	1,141	311	7,525	-	(8,977)	-
Total operating revenues	94,294	26,401	18,591	-	(8,977)	130,309

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	35,236	14,564	8,808	-	(8,312)	50,296
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	23,010	4,794	1,670	4,885	(665)	33,694
Integration and acquisition expenses	5,276	-	-	14,778	-	20,054
Depreciation and amortization	23,495	5,879	2,933	108	-	32,415
Total operating expenses	87,017	25,237	13,411	19,771	(8,977)	136,459
Operating income (loss)	$7,277	$1,164	$5,180	$(19,771)	$-	$(6,150)

Three months ended June 30, 2015 (in thousands)
	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$48,749	$22,117	$4,889	$-	$-	$75,755
Other	2,848	1,850	5,248	-	-	9,946
Total external revenues	51,597	23,967	10,137	-	-	85,701
Internal revenues	1,105	186	6,326	-	(7,617)	-
Total operating revenues	52,702	24,153	16,463	-	(7,617)	85,701

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	15,903	13,635	7,677	(16)	(6,919)	30,280
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	8,917	5,084	1,736	3,567	(698)	18,606
Integration and acquisition expenses	-	-	-	402	-	402
Depreciation and amortization	8,612	5,859	3,083	109	-	17,663
Total operating expenses	33,432	24,578	12,496	4,062	(7,617)	66,951
Operating income (loss)	$19,270	$(425)	$3,967	$(4,062)	$-	$18,750

Six months ended June 30, 2016 (in thousands)
	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$139,052	$48,507	$9,779	$-	$-	$197,338
Other	9,484	3,768	12,290	-	-	25,542
Total external revenues	148,536	52,275	22,069	-	-	222,880
Internal revenues	2,276	572	14,901	-	(17,749)	-
Total operating revenues	150,812	52,847	36,970	-	(17,749)	222,880

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	51,815	29,210	17,450	-	(16,418)	82,057
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	34,524	9,902	3,275	8,750	(1,331)	55,120
Integration and acquisition expenses	5,276	-	-	15,110		20,386
Depreciation and amortization	31,988	11,974	5,967	225	-	50,154
Total operating expenses	123,603	51,086	26,692	24,085	(17,749)	207,717
Operating income (loss)	$27,209	$1,761	$10,278	$(24,085)	$-	$15,163

Index
Six months ended June 30, 2015 (in thousands)
	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$97,124	$43,518	$9,639	$-	$-	$150,281
Other	5,878	3,613	10,217	-	-	19,708
Total external revenues	103,002	47,131	19,856	-	-	169,989
Internal revenues	2,209	334	12,192	-	(14,735)	-
Total operating revenues	105,211	47,465	32,048	-	(14,735)	169,989

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	32,090	27,253	15,011	-	(13,384)	60,970
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	17,969	9,976	3,234	6,890	(1,351)	36,718
Integration and acquisition expenses	-	-	-	1,024		1,024
Depreciation and amortization	16,444	11,338	6,007	212	-	34,001
Total operating expenses	66,503	48,567	24,252	8,126	(14,735)	132,713
Operating income (loss)	38,708	(1,102)	7,796	(8,126)	-	37,276

A reconciliation of the total of the reportable segments’ operating income (loss) to consolidated income (loss) before taxes is as follows:

	Three Months Ended June 30,
(in thousands)	2016	2015
Total consolidated operating income (loss)	$(6,150)	$18,750
Interest expense	(5,904)	(1,940)
Non-operating income, net	167	540
Income (loss) before income taxes	$(11,887)	$17,350

	Six Months Ended June 30,
	2016	2015
Total consolidated operating income (loss)	$15,163	$37,276
Interest expense	(7,524)	(3,855)
Non-operating income, net	723	1,074
Income before income taxes	$8,362	$34,495

The Company’s assets by segment are as follows:

(in thousands)	June 30, 2016	December 31, 2015
Wireless	$1,142,459	$205,718
Cable	210,542	209,132
Wireline	111,728	105,369
Other	1,083,152	463,390
Combined totals	2,547,881	983,609
Inter-segment eliminations	(1,092,040)	(356,458)
Consolidated totals	$1,455,841	$627,151

Index
12.	Income Taxes

The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2012 are no longer subject to examination. The Company is not subject to any state or federal income tax audits as of June 30, 2016.

13.	Adoption of New Accounting Principles

During 2016, the Company adopted four recent accounting principles: Accounting Standards Update 2015-03, “Interest – Imputation of Interest” (ASU 2015-03), ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, ASU 2016-09, “Improvements to Employee Share-based Payment Accounting,” and ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.”

ASU 2015-03 requires that premiums, discounts, and loan fees and costs associated with long term debt be reflected as a reduction of the outstanding debt balance.  Previous guidance had treated such loan fees and costs as a deferred charge on the balance sheet.  As a result of implementing ASU 2015-03, the Company reclassified $1.6 million of unamortized loan fees and costs included in deferred charges and other assets as of December 31, 2015 to long-term debt.  Approximately $0.5 million was allocated to current maturities of long-term debt, and $1.1 million to long term debt.  Total assets, as well as total liabilities and shareholders’ equity, were also reduced by the same $1.6 million.  In addition, the Company reclassified $4.3 million of unamortized loan fees and costs included in deferred charges and other assets to long term debt in connection with the new Term loan A-1 and A-2 borrowing related to the acquisition of nTelos.  Total assets, as well as total liabilities and shareholders’ equity, were also reduced by the same $4.3 million.  There was no impact on the statements of income or cash flows.

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

ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.

Index
14.	Long-term Debt and Revolving Line of Credit

Total debt consists of the following:

(In thousands)	June 30, 2016	December 31, 2015

Term loan A	$-	$201,250
Term loan A-1	485,000	-
Term loan A-2	350,000	-
Capital lease outstanding	413	-
	835,413	201,250
Less: unamortized loan fees	19,840	1,589
Total debt, net of unamortized loan fees	$815,573	$199,661

Current maturities, net of unamortized loan fees	$20,147	$22,492
Long-term debt, net of unamortized loan fees	$795,426	$177,169

As previously disclosed, on December 18, 2015, the Company entered into a Credit Agreement (as amended, the “2016 credit agreement”) with various banks and other financial institutions party thereto and CoBank, ACB, as administrative agent for the lenders, providing for three facilities: (i) a five year revolving credit facility of up to $75 million; (ii) a five-year term loan facility of up to $485 million (Term Loan A-1”); and (iii) a seven-year term loan facility of up to $400 million (“Term Loan A-2”).

In connection with the closing of the nTelos acquisition, the Company borrowed (i) $485 million under Term Loan A-1 and (ii) $325 million under Term Loan A-2, which amounts were used to, among other things, fund the payment of the nTelos merger consideration, to refinance, in full, all indebtedness under the Company’s existing credit agreement, to repay existing long-term indebtedness of nTelos and to pay fees and expenses in connection with the foregoing.  In connection with the consummation of the nTelos acquisition, nTelos and its subsidiaries became guarantors under the 2016 credit agreement and pledged their assets as security for the obligations under the 2016 credit agreement.  The 2016 credit agreement also includes $75 million available under the Term Loan A-2 as a “delayed draw term loan,” and in June 2016, the Company drew $25 million under this portion of the agreement.  Finally, the 2016 credit agreement also includes a $75 million revolver facility.

As of June 30, 2016, the Company’s indebtedness totaled $815.6 million, net of unamortized loan fees of $19.8 million, with an annualized overall weighted average interest rate of approximately 3.84%.  The Term Loan A-1 bears interest at one-month LIBOR plus a margin of 2.75%, while the Term Loan A-2 bears interest at one-month LIBOR plus a margin of 3.00%.  LIBOR resets monthly.  These loans are more fully described below.

The Term Loan A-1 requires quarterly principal repayments of $6.1 million beginning on September 30, 2016 through June 30, 2017, increasing to $12.1 million quarterly thereafter through June 30, 2021, with the remaining expected balance of approximately $242.5 million due September 30, 2021.  The Term Loan A-2 requires quarterly principal repayments of $10.0 million beginning on September 30, 2018 through March 31, 2023, with the remaining expected balance of approximately $210 million due June 30, 2023.

The 2016 credit agreement also required the Company to enter into one or more hedge agreements to manage its exposure to interest rate movements.  The Company elected to hedge the minimum required under the 2016 credit agreement, and entered into a pay fixed, receive variable swap on 50% of the aggregate principal balance of the term loans outstanding for at least three years from the closing date.  The Company will receive one month LIBOR and pay a fixed rate of 1.16%, in addition to the 2.75% initial spread on Term Loan A-1 and the 3.00% initial spread on Term Loan A-2.

The 2016 credit agreement contains affirmative and negative covenants customary to secured credit facilities, including covenants restricting the ability of the Company and its subsidiaries, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of the Company’s and its subsidiaries’ businesses.

Index
Indebtedness outstanding under any of the facilities may be accelerated by an Event of Default, as defined in the 2016 credit agreement.

The Facilities are secured by a pledge by the Company of its stock in its subsidiaries, a guarantee by the Company’s subsidiaries other than Shenandoah Telephone Company, and a security interest in substantially all of the assets of the Company and the guarantors.

The Company is subject to certain financial covenants to be measured on a trailing twelve month basis each calendar quarter unless otherwise specified.  These covenants include:

●	a limitation on the Company’s total leverage ratio, defined as indebtedness divided by earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than or equal to 3.75 to 1.00 from the closing date through December 30, 2018, then 3.25 to 1.00 through December 30, 2019, and 3.00 to 1.00 thereafter;
●	a minimum debt service coverage ratio, defined as EBITDA minus certain cash taxes divided by the sum of all scheduled principal payments on the Term Loans and scheduled principal payments on other indebtedness plus cash interest expense, greater than 2.00 to 1.0;
●	the Company must maintain a minimum liquidity balance, defined as availability under the revolver facility plus unrestricted cash and cash equivalents on deposit in a deposit account for which a control agreement has been delivered to the administrative agent under the 2016 credit agreement, of greater than $25 million at all times.

These ratios are generally less restrictive than the covenant ratios the Company had been required to comply with under its previously existing debt arrangements.  As of June 30, 2016, the Company was in compliance with the covenants in the 2016 credit agreement.

Future maturities of long-term debt principal are as follows (in thousands):

2016	$12,238
2017	36,714
2018	68,593
2019	88,593
2020	100,625
Thereafter	528,650
Total	$835,413

Index
15.	Pension Plan and Other Postretirement Benefits

The Company assumed, through its acquisition of nTelos, a qualified pension plan and other postretirement benefit plans. The following tables provide the benefit obligations, fair value of assets and a statement of the funded status as of the acquisition date:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
(In thousands)	2016	2016

Benefit obligations, at acquisition	$37,443	$4,568
Fair value of plan assets, at acquisition	$22,813	$—
Funded status:
Total liability, at acquisition	$(14,630)	$(4,568)

The accumulated benefit obligation for the defined benefit pension plan at May 6, 2016 was $37.4 million. The accumulated benefit obligation represents the present value of pension benefits based on service and salary earned to date.  The defined benefit plan was frozen for future benefit accruals as of December 31, 2012. Accordingly, the accumulated benefit obligation is equal to the projected benefit obligation.

The following table provides the components of net periodic benefit cost for the plans for the period from acquisition date to December 31, 2016:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
(In thousands)	2016	2016
Components of net periodic benefit cost:
Service cost	$-	$18
Interest cost	956	108
Recognized net actuarial loss	-	-
Expected return on plan assets	(1,018)	-
Net periodic benefit cost	$(62)	$126

Prior service costs assumed by the Company are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.  The net periodic benefit cost from the defined benefit plans was $0.0 million for the period from acquisition through June 30, 2016.

The total amount reclassified out of accumulated other comprehensive loss related to actuarial losses from the defined benefit plans was $0.0 million for the period from acquisition through June 30, 2016.

The assumptions used in the measurements of the Company’s benefit obligations at May 6, 2016 for the plans are shown in the following table:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
	2016	2016
Discount rate	3.85%	3.85%

Index
The assumptions used in the measurements of the Company’s net cost for the consolidated statement of operations for the period from acquisition date through December 31, 2016 are:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
	2016	2016
Discount rate	3.85%	3.85%
Expected return on plan assets	6.75%	—
Rate of compensation increase	—	—

The Company reviews the assumptions noted in the above table annually or more frequently to reflect anticipated future changes in the underlying economic factors used to determine these assumptions. The discount rates assumed reflect the rate at which the Company could invest in high quality corporate bonds in order to settle future obligations.

The Company uses updated mortality tables published by the Society of Actuaries that predict increasing life expectancies in the United States.

For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2016 for the obligation as of December 31, 2015. The rate was assumed to decrease one-half percent per year to a rate of 5.0% for 2022 and remain at that level thereafter.

Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. The effect of a 1% change on the medical trend rate per future year, while holding all other assumptions constant, to the service and interest cost components of net periodic postretirement health care benefit costs and accumulated postretirement benefit obligation would be a $0.1 million increase and a $0.6 million increase, respectively, for a 1% increase in medical trend rate and a $0.1 million decrease and a $0.5 million decrease, respectively, for a 1% decrease in medical trend rate.

In developing the expected long-term rate of return assumption for the assets of the Defined Benefit Pension Plan, the Company evaluated input from its third-party pension plan administrator, including its review of asset class return expectations and long-term inflation assumptions.

The average actual asset allocations by asset category and the fair value by asset category as of May 6, 2016 were as follows:

	Actual Allocation as of	Fair Value as of May 6,
Asset Category (dollars in thousands)	May 6, 2016	2016
Large Cap Value	32%	$7,244
Mid Cap Blend	9%	2,026
Small Cap Blend	5%	1,151
Foreign Stock – Large Cap	30%	6,867
Bond	20%	4,611
Cash and cash equivalents	4%	914
Total	100%	$22,813

The actual and target allocation for plan assets is broadly defined and measured as follows:

Asset Category	Actual Allocation	Target Allocation
Equity securities	76%	65-75%
Bond securities and cash equivalents	24%	25-35%
Total	100%	100%

Index
It is the Company’s policy to invest pension plan assets in a diversified portfolio consisting of an array of asset classes. The investment risk of the assets is limited by appropriate diversification both within and between asset classes. The assets are primarily invested in investment funds that invest in a broad mix of publicly traded equities, bonds and cash equivalents (and fair value is based on quoted market prices (“Level 1” input)). The allocation between equity and bonds is reset quarterly to the target allocations. Updates to the allocation are considered in the normal course and changes may be made when appropriate. The bond holdings consist of two bond funds split relatively evenly between these funds at May 6, 2016. The maximum holdings of any one asset within these funds is under 4% of this fund and thus is well under 1% of the total portfolio. At May 6, 2016, the Company believes that there are no material concentrations of risk within the portfolio of plan assets.

The assumed long-term return noted above is the target long-term return. Overall return, risk adjusted return, and management fees are assessed against a peer group and benchmark indices. There are minimum performance standards that must be attained within the investment portfolio. Reporting on asset performance is provided quarterly and review meetings are held semi-annually. In addition to normal rebalancing to maintain an adequate cash reserve, projected cash flow needs of the plan are reviewed at least annually to ensure liquidity is properly managed.

The Company does not expect to contribute to the pension plan in 2016. The Company expects the net periodic benefit cost for the defined benefit pension plan in 2016 to be $0.1 million and expects the periodic benefit cost for the other postretirement benefit plans in 2016 to be $0.1 million.

The following estimated future pension benefit payments and other postretirement benefit plan payments which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

(In thousands)	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
2016	$371	$96
2017	700	136
2018	720	131
2019	768	134
2020	868	142
Aggregate of next five years	6,219	977

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Overview. Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries.  These subsidiaries provide wireless personal communications services (as a Sprint PCS affiliate), local exchange telephone services, video, internet and data services, long distance services, fiber optics facilities, and leased tower facilities. We have three reportable segments, which we operate and manage as strategic business units organized by lines of business: (1) Wireless, (2) Cable, and (3) Wireline.

*	The Wireless segment has historically provided digital wireless service as a Sprint PCS Affiliate to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia. Following the acquisition of nTelos, the Company’s wireless service area expanded to include south-central and western Virginia, West Virginia, and small portions of Kentucky and Ohio. In this area, we are the exclusive provider of wireless mobility communications network products and services on the 800 MHz, 1900 MHz and 2.5 GHz bands under the Sprint brand. This segment also owns cell site towers built on leased land, and leases space on these towers to both affiliates and non-affiliated service providers.

*	The Cable segment provides video, internet and voice services in franchise areas in portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area. It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia.

*	The Wireline segment provides regulated and unregulated voice services, DSL internet access, and long distance access services throughout Shenandoah County and portions of Rockingham, Frederick, Warren and Augusta counties, Virginia. The segment also provides video and cable modem internet access services in portions of Shenandoah County, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor through West Virginia, Maryland and portions of central and southern Pennsylvania.

A fourth segment, Other, primarily includes Shenandoah Telecommunications Company, the parent holding company. This segment includes certain acquisition and integration costs primarily consisting of severance accruals for short-term nTelos employees to be separated as integration activities wind down and transaction related expenses such as investment advisor, legal and other professional fees.

Index
Acquisition of nTelos and Exchange with Sprint: On May 6, 2016, we completed our previously announced acquisition of NTELOS Holdings Corp. (“nTelos”) for $663.7 million in cash, net of cash acquired.  The purchase price was financed by a credit facility arranged by CoBank, ACB.  We have included the operations of nTelos for financial reporting purposes for periods subsequent to the acquisition.

Immediately after acquiring nTelos, we exchanged spectrum licenses valued at $198.2 million and customer based contract rights, valued at $198.2 million, acquired from nTelos with Sprint, and received an expansion of our affiliate service territory to include most of the service area served by nTelos, valued at $258.1 million, as well as additional customer based contract rights, valued at $138.3 million, relating to nTelos’ and Sprint’s legacy customers in the our affiliate service territory. The value of the affiliate agreement expansion is based on changes to the amended affiliate agreement that include an increase in the price to be paid by Sprint from 80% to 90% of the entire business value of PCS if the affiliate agreement is not renewed and an extension of the affiliate agreement with Sprint by five years to 2029. Also included in the value is the expanded territory in the nTelos service area and the accompanying right to serve all future Sprint customers in the expanded territory, our commitment to upgrade certain coverage and capacity in the newly acquired service area, the waiver of a portion of the management fee charged by Sprint, as well as other items defined in the amended affiliate agreement.

In connection with the acquisition, we committed to Sprint to migrate the former nTelos customers to devices that can interact with the Sprint billing and network systems and to maintain the nTelos billing, customer care and switching systems until the migration is complete, and expect to incur a total of between $106 million and $126 million of integration and acquisition expenses associated with this transaction, excluding approximately $24 million of debt issuance costs.  These costs include the nTelos back office staff and support functions until the nTelos legacy customers are migrated to the Sprint billing platform; cost of handsets to be provided to nTelos legacy customers as they migrate to the Sprint billing platform; severance costs for back office and other former nTelos employees who will not be retained permanently; and transaction related fees.  We have incurred $22.4 million and $22.7 million of these costs in the three months and six months ended June 30, 2016, respectively, including $0.3 million reflected in cost of goods and services and $2.0 million reflected in selling, general and administrative costs in both the three and six month periods ended June 30, 2016.

Critical Accounting Policies And Estimates

In connection with the nTelos acquisition and exchange transaction with Sprint, we have added the following critical accounting policies:

Revenue Recognition:  Under our amended affiliate agreement, Sprint agreed to waive the management fee, which is historically presented as a contra-revenue by us, for a period of approximately six years.  The impact of Sprint’s waiver of the management fee over the approximate six-year period is reflected as an increase in revenue, offset by the non-cash adjustment to recognize this impact on a straight-line basis over the contract term of approximately 14 years.

Goodwill:  Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that impairment is more likely than not to have occurred. In conducting our annual impairment testing, we may first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is required. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if we elect not to perform a qualitative assessment of a reporting unit, we then compare the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. We conduct our annual impairment testing as of October 1.

Pension Benefits and Retirement Benefits Other Than Pensions:  Through our acquisition of nTelos, we assumed nTelos’ non-contributory defined benefit pension plan (“Pension Plan”) covering all employees who met eligibility requirements and were employed by nTelos prior to October 1, 2003. The Pension Plan was closed to nTelos employees hired on or after October 1, 2003. Pension benefits vest after five years of plan service and are based on years of service and an average of the five highest consecutive years of compensation subject to certain reductions if the employee retires before reaching age 65 and elects to receive the benefit prior to age 65. Effective December 31, 2012, nTelos froze future benefit accruals.  We use updated mortality tables published by the Society of Actuaries that predict increasing life expectancies in the United States.

Index
IRC Sections 412 and 430 and Sections 302 and 303 of the Employee Retirement Income Security Act of 1974, as amended establish minimum funding requirements for defined benefit pension plans. The minimum required contribution is generally equal to the target normal cost plus the shortfall amortization installments for the current plan year and each of the six preceding plan years less any calculated credit balance. If plan assets (less calculated credits) are equal to or exceed the funding target, the minimum required contribution is the target normal cost reduced by the excess funding, but not below zero. Our policy is to make contributions to stay at or above the threshold required in order to prevent benefit restrictions and related additional notice requirements and is intended to provide not only for benefits based on service to date, but also for those expected to be earned in the future. We also assumed two qualified nonpension postretirement benefit plans that provide certain health care and life benefits for nTelos retired employees that meet eligibility requirements. The health care plan is contributory, with participants’ contributions adjusted annually. The life insurance plan also is contributory. These obligations, along with all of the pension plans and other postretirement benefit plans, are obligations assumed by us. Eligibility for the life insurance plan is restricted to active pension participants age 50-64 as of January 5, 1994. Neither plan is eligible to employees hired after April 1993. The accounting for the plans anticipates that we will maintain a consistent level of cost sharing for the benefits with the retirees. Our share of the projected costs of benefits that will be paid after retirement is generally being accrued by charges to expense over the eligible employees’ service periods to the dates they are fully eligible for benefits.

We record annual amounts relating to the Pension Plan and postretirement benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, turnover rates and healthcare cost trend rates. We reviews our assumptions on an annual basis and makes modifications to the assumptions based on current rates and trend when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprenhensive income (loss) and amortized to net periodic cost over future periods using the corridor method.

Results of Operations

Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015

Our consolidated results for the second quarter of 2016 and 2015 are summarized as follows:

	Three Months Ended June 30,		Change
(in thousands)	2016	2015	$	%
Operating revenues	$130,309	$85,701	$44,608	52.1
Operating expenses	136,459	66,951	69,508	103.8
Operating income (loss)	(6,150)	18,750	(24,900)	(132.8)

Interest expense	(5,904)	(1,940)	(3,964)	204.3
Other income, net	167	540	(373)	(69.1)
Income (loss) before taxes	(11,887)	17,350	(29,237)	(168.5)
Income tax expense (benefit)	(4,892)	6,876	(11,768)	(171.1)
Net income (loss)	$(6,995)	$10,474	$(17,469)	(166.8)

Operating revenues

For the three months ended June 30, 2016, operating revenues increased $44.6 million, or 52.1%. Wireless segment revenues increased $41.9 million compared to the second quarter of 2015; nearly all of this increase was a result of the acquisition of nTelos on May 6, 2016. Cable segment revenues grew $2.2 million primarily as a result of 6.7% growth in average subscriber counts and an increase in revenue per subscriber.  Wireline segment revenues increased $0.8 million, net of eliminations of intersegment activities, primarily due to increases in fiber sales.

Operating expenses

Total operating expenses were $136.5 million in the second quarter of 2016 compared to $67.0 million in the prior year period.  Operating expenses in the second quarter of 2016 included $20.1 million of overall integration and acquisition costs associated with the nTelos acquisition, including $5.3 million on the Wireless segment and $14.8 million in the Other segment.  Selling, general and administrative expenses and cost of goods and services in the Wireless segment included an additional $2.3 million of nTelos-related customer care and other back office costs related to supporting the nTelos legacy customers until the migration of these customers is completed. Wireless segment operating expenses increased $46.0 million (excluding the $7.6 million of customer care, integration and acquisition expenses described above), primarily due to on-going costs associated with the acquired nTelos operations including $12.8 million of incremental depreciation and amortization expenses.  All other operating expenses increased $1.5 million, net of eliminations of intersegment activities.

Acquisition and integration costs on the Other segment primarily consisted of severance accruals for short-term nTelos personnel to be separated as integration activities wind down and transaction related expenses such as investment advisor, legal and other professional fees.  On the Wireless segment, such costs included handsets provided to nTelos subscribers who needed a new phone to transition to the Sprint billing platform and personnel costs associated with short-term nTelos employees required to migrate the former nTelos customers to the Sprint back-office.

Index
Income tax expense

Our effective tax rate increased from 39.6% for the three months ended June 30, 2015 to 41.2% for the three months ended June 30, 2016.  This increase primarily resulted from discrete tax benefits resulting from the change in accounting for stock option exercises and share award distributions in the second quarter of 2016 in accordance with ASU 2016-09 applied against our net loss for the quarter.  In prior year periods, such tax benefits were recorded directly to equity.

Net income

For the three months ended June 30, 2016, net income decreased $17.5 million, or 166.8%, primarily reflecting acquisition and integration costs incurred, increased depreciation and amortization, straight-lining of certain Sprint credits, and higher interest on the increased balance of outstanding debt as a result of the nTelos acquisition, net of taxes.

Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015

The Company’s consolidated results for the first six months of 2016 and 2015 are summarized as follows:

	Six Months Ended June 30,		Change
(in thousands)	2016	2015	$	%
Operating revenues	$222,880	$169,989	$52,891	31.1
Operating expenses	207,717	132,713	75,004	56.5
Operating income	15,163	37,276	(22,113)	(59.3)

Interest expense	(7,524)	(3,855)	(3,669)	95.2
Other income, net	723	1,074	(351)	(32.7)
Income before taxes	8,362	34,495	(26,133)	(75.8)
Income tax expense	1,477	13,735	(12,258)	(89.2)
Net income	$6,885	$20,760	$(13,875)	(66.8)

Operating revenues

For the six months ended June 30, 2016, operating revenues increased $52.9 million, or 31.1%. Wireless segment revenues increased $45.6 million compared to the first six months of 2015. The new revenues associated with the nTelos customers and the Sprint customers in the nTelos footprint, net of amortization of the expanded Sprint affiliate agreement asset and the straight line adjustment to certain Sprint Fee credits, accounted for most of this increase.  Cable segment revenues grew $5.4 million primarily as a result of 6.4% growth in average subscriber counts and an increase in revenue per subscriber.  Wireline segment revenues increased $1.9 million, net of eliminations of intersegment activities, primarily due to increases in fiber sales.

Operating expenses

Total operating expenses increased $75.0 million in the six months ended June 30, 2016 compared to the prior year period.  Operating expenses in the six months ended June 30, 2016 included $20.4 million of overall integration and acquisition costs associated with the nTelos acquisition, including $5.3 million on the Wireless segment and $15.1 million in the Other segment.  Selling, general and administrative expenses and cost of goods and services in the Wireless segment included an additional $2.3 million of nTelos-related customer care and other back office costs related to supporting the nTelos legacy customers until the migration of these customers is completed. Wireless segment operating expenses increased $49.5 million (excluding the $7.6 million of customer care, integration and acquisition expenses described above), primarily due to on-going costs associated with the acquired nTelos operations and $12.8 million of incremental depreciation associated with the related acquired assets.  All other operating expenses increased $2.8 million, net of eliminations of intersegment activities.

Acquisition and integration costs on the Other segment primarily consisted of severance accruals for short-term nTelos personnel to be separated as integration activities wind down, and transaction related expenses (such as investment advisor, legal and other professional fees).  On the Wireless segment, such costs included handsets provided to nTelos subscribers who needed a new phone to transition to the Sprint billing platform and personnel costs associated with short-term nTelos employees required to migrate the former nTelos customers to the Sprint back-office.

Index
Income tax expense

Our effective tax rate decreased from 39.8% for the six months ended June 30, 2015 to 17.7% for the six months ended June 30, 2016.  This decrease primarily resulted from discrete tax benefits resulting from the change in accounting for stock option exercises and share award distributions in the first six months of 2016 in accordance with ASU 2016-09.  In prior year periods, such tax benefits were recorded directly to equity.

Net income

For the six months ended June 30, 2016, net income decreased $13.9 million, or 66.8%, primarily reflecting acquisition and integration costs incurred, increased depreciation and amortization, straight-lining of certain Sprint credits, and higher interest on the expanded outstanding debt as a result of the nTelos acquisition, net of taxes.

Wireless

Our Wireless segment historically provided digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, through Shenandoah Personal Communications, LLC (“PCS”), a Sprint PCS Affiliate.  Following the recent acquisition of nTelos, our wireless service territory expanded to include south-central and western Virginia, West Virginia, and small portions of Kentucky and Ohio.  Through Shenandoah Mobile, LLC (“Mobile”), this segment also leases land on which it builds Company-owned cell towers, which it leases to affiliates and non-affiliated wireless service providers, throughout the same four-state area described above.

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

We also offer prepaid wireless products and services in our PCS network coverage area.  Sprint retains a Management Fee equal to 6% of prepaid customer billings.  Prepaid revenues received from Sprint are reported net of the cost of this fee.  Other fees charged on a per unit basis are separately recorded as expenses according to the nature of the expense.  We pay handset subsidies to Sprint for the difference between the selling price of prepaid handsets and their cost, recorded as a net cost in cost of goods sold.  The revenue and expense components reported to us by Sprint are based on Sprint’s national averages for prepaid services, rather than being specifically determined by customers assigned to our geographic service areas.

The following tables show selected operating statistics of the Wireless segment as of the dates shown:

	June 30, 2016	December 31, 2015	June 30, 2015	December 31, 2014
Retail PCS Subscribers – Postpaid	717,563	312,512	296,492	287,867
Retail PCS Subscribers – Prepaid	289,311	142,840	145,431	145,162
PCS Market POPS (000) (1)	5,536	2,433	2,421	2,415
PCS Covered POPS (000) (1)	4,528	2,224	2,213	2,207
CDMA Base Stations (sites)	1,425	552	546	537
Towers Owned	177	158	154	154
Non-affiliate Cell Site Leases	211	202	202	198

Index
The June 30, 2016 numbers shown above include the following amounts acquired in the nTelos acquisition:

Acquired PCS Subscribers – Postpaid	404,444
Acquired PCS Subscribers – Prepaid	154,944
Acquired PCS Market POPS (000) (1)	3,099
Acquired PCS Covered POPS (000) (1)	2,298
Acquired CDMA Base Stations (sites) (2)	868
Towers	20
Non-affiliate Cell Site Leases	10

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Gross PCS Subscriber Additions – Postpaid	26,185	17,734	43,541	34,839
Net PCS Subscriber Additions (Losses) – Postpaid	(1,319)	5,414	1,400	8,625
Gross PCS Subscriber Additions – Prepaid	27,353	19,958	48,584	43,578
Net PCS Subscriber Additions (Losses) – Prepaid	(6,912)	(2,352)	(7,213)	269
PCS Average Monthly Retail Churn % - Postpaid (3)	1.56%	1.40%	1.56%	1.50%
PCS Average Monthly Retail Churn % - Prepaid (3)	4.74%	5.07%	4.90%	4.92%

1)	POPS refers to the estimated population of a given geographic area and is based on information purchased from third party sources. Market POPS are those within a market area which we are authorized to serve under our Sprint PCS affiliate agreements, and Covered POPS are those covered by our network.
2)	Net of approximately 160 overlap cell sites we intend to shut down in coming months.
3)	PCS Average Monthly Retail Churn is the average of the monthly subscriber turnover, or churn, calculations for the period.

In addition, 1,260 former nTelos prepaid subscribers switched to postpaid subscribers as they migrated to the Sprint back-office platforms during the three and six months ended June 30, 2016.

Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015

(in thousands)	Three Months Ended June 30,		Change
	2016	2015	$	%
Segment operating revenues
Wireless service revenue	$86,873	$48,749	$38,124	78.2
Tower lease revenue	2,812	2,592	220	8.5
Equipment revenue	2,777	1,286	1,491	115.9
Other revenue	1,832	75	1,757	NA
Total segment operating revenues	94,294	52,702	41,592	78.9
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	35,236	15,903	19,333	121.6
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	23,010	8,917	14,093	158.0
Integration and acquisition expenses	5,276	-	5,276	NM
Depreciation and amortization	23,495	8,612	14,883	172.8
Total segment operating expenses	87,017	33,432	53,585	160.3
Segment operating income	$7,277	$19,270	$(11,993)	(62.2)

Index
Service Revenues

Wireless service revenue increased $38.1 million, or 78.2%, for the three months ended June 30, 2016, compared to the comparable 2015 period. See table below.

(in thousands)	Three Months Ended June 30,		Change
Service Revenues	2016	2015	$	%
Postpaid net billings	$75,219	$46,704	$28,515	61.1
Sprint fees
Management fee	(6,344)	(3,706)	(2,638)	71.2
Net Service fee	(5,307)	(6,485)	1,178	(18.2)
Waiver of management fee	5,129	-	5,129	NM
	(6,522)	(10,191)	3,669	(36.0)
Prepaid net billings
Gross billings	20,504	12,945	7,559	58.4
Sprint management fee	(1,218)	(783)	(435)	NM
Waiver of management fee	966	-	966	NM
	20,252	12,162	8,090	66.5

Travel and other revenues	4,260	74	4,186	NM
Accounting adjustments
Amortization of expanded affiliate agreement	(3,290)	-	(3,290)	NM
Straight-line adjustment - management fee waiver	(3,046)	-	(3,046)	NM
	(6,336)	-	(6,336)	NM
Total Service Revenues	$86,873	$48,749	$38,124	78.2

Operating revenues

Effective May 6, 2016, we acquired approximately 404,000 postpaid and 155,000 prepaid subscribers through our acquisition of nTelos.  This acquisition and other changes to the postpaid customer gross additions and churn, outlined in the tables above, resulted in an increase of $28.5 million or 61.1% in postpaid net billings.  Effective January 1, 2016, the fees retained by Sprint, and deducted from postpaid revenues, decreased from 22% to 16.6% and they agreed to settle certain revenue and expense items separately. As a result, Sprint fees dropped by $4.6 million or 45.5%. Travel revenues, which are now settled separately, and other similarly settled items grew by $4.2 million.  Prepaid net billings grew by $7.6 million or 58.4% as a result of the growth in the customer base related to the nTelos acquisition and other changes in gross additions and churn outlined in the tables above.

We recorded an asset related to the changes to the Sprint affiliate agreement as described in the nTelos acquisition footnote above.  That asset is being amortized through the expiration of the initial term of that contract in 2029 and, as a result, we recorded $3.3 million in amortization in the second quarter.   Sprint agreed to waive certain management fees that they would otherwise be entitled to under the affiliate agreement as a result of our commitment to buy nTelos, upgrade its network and support the former nTelos and Sprint customers.  The fees waived will be recognized on a straight line basis over the remainder of the initial term of the contract through 2029 and, as a result, we recorded an adjustment of $3.0 million in the second quarter.

Other operating revenues

The increases in equipment revenue and other revenue also resulted primarily from the nTelos acquisition, with the increase in other revenue primarily representing regulatory recovery revenues recognized by nTelos, whereas historically Sprint has recognized such revenues billed to customers in our service area.

Index
Cost of goods and services

Cost of goods and services increased $19.3 million, or 121.6%, in 2016 from the second quarter of 2015. The increase results from the growth in device subsidies of $3.6 million, new national handsets settled separately under the affiliate agreement of $2.0 million, increases in cell site rent and backhaul cost for incremental 868 cell sites in the nTelos territory of $10.6 million, as well as the related growth in the cost of network technicians to service and maintain these sites of $2.8 million.   Cost of goods and services also included $0.3 million of costs to support nTelos legacy billing operations until customers migrate to Sprint’s back-office systems.

Selling, general and administrative

Selling, general and administrative costs increased $14.1 million, or 158.0%, in the second quarter of 2016 from the comparable 2015 period.  This increase included $5.2 million of separately settled national channel commissions; $2.4 million from the operating costs of incremental stores acquired as a result of the nTelos acquisition; $1.0 million in incremental sales and marketing efforts to communicate with the new customers and begin efforts to migrate the nTelos legacy customers over to the Sprint platforms; and $1.8 million in other administrative costs related to the acquired operations. Costs associated with prepaid wireless offerings increased $1.1 million.  Selling, general and administrative costs also included $2.0 million of costs to support nTelos legacy billing operations until customers migrate to Sprint’s back-office systems.

Integration and acquisition

Integration and acquisition expenses of $5.3 million in the second quarter of 2016 include approximately $4 million for replacement handsets issued to former nTelos subscribers migrated to the Sprint billing platform and $1.3 million in other expenses.

Depreciation and amortization

Depreciation and amortization increased $14.9 million, or 172.8%, in the second quarter of 2016 over the comparable 2015 period, due primarily to $6.1 million in depreciation on the acquired fixed assets and $6.8 million in amortization of customer based intangibles recorded in the acquisition.  Customer based intangibles are being amortized over accelerated lives.

Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015

(in thousands)	Six Months Ended June 30,		Change
	2016	2015	$	%

Segment operating revenues
Wireless service revenue	$139,052	$97,124	$41,928	43.2
Tower lease revenue	5,562	5,162	400	7.7
Equipment revenue	4,231	2,767	1,464	52.9
Other revenue	1,967	158	1,809	NA
Total segment operating revenues	150,812	105,211	45,601	43.3
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	51,815	32,090	19,725	61.4
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	34,524	17,969	16,555	92.1
Integration and acquisition expenses	5,276	-	5,276	NM
Depreciation and amortization	31,988	16,444	15,544	94.5
Total segment operating expenses	123,603	66,503	57,100	85.9
Segment operating income	$27,209	$38,708	$(11,499)	(29.7)

Index
Service Revenues

Wireless service revenue increased $41.9 million, or 43.2%, for the six months ended June 30, 2016, compared to the comparable 2015 period. See table below.

(in thousands)	Six Months Ended June 30,		Change
Service Revenues	2016	2015	$	%
Postpaid net billings	$120,857	$93,479	$27,378	29.3
Sprint fees
Management fee	(9,995)	(7,437)	(2,558)	34.4
Net Service fee	(9,241)	(13,015)	3,774	(29.0)
Waiver of management fee	5,129	-	5,129	NM
	(14,107)	(20,452)	6,345	(31.0)
Prepaid net billings
Gross billings	33,587	25,494	8,093	31.7
Sprint management fee	(2,003)	(1,539)	(464)	NM
Waiver of management fee	966	-	966	NM
	32,550	23,955	8,595	35.9

Travel and other revenues	6,088	142	5,946	NM
Accounting adjustments
Amortization of expanded affiliate agreement	(3,290)	-	(3,290)	NM
Straight-line adjustment - management fee waiver	(3,046)	-	(3,046)	NM
	(6,336)	-	(6,336)	NM
Total Service Revenues	$139,052	$97,124	$41,928	43.2

Operating revenues

Effective May 6, 2016, we acquired approximately 404,000 postpaid and 155,000 prepaid subscribers through our acquisition of nTelos.  This acquisition and other changes to the postpaid customer gross additions and churn, outlined in the tables above, resulted in an increase of $27.4 million or 29.3% in postpaid net billings.  Effective January 1, 2016, the fees retained by Sprint, and deducted from postpaid revenues, decreased from 22% to 16.6% and they agreed to settle certain revenue and expense items separately. As a result, Sprint fees dropped by $7.3 million or 35.7%. Travel revenues, which are now settled separately, and other similarly settled items grew by $5.9 million.  Prepaid net billings grew by $8.1 million or 31.7% as a result of the growth in the customer base related to the nTelos acquisition and other changes in gross additions and churn outlined in the tables above.

We recorded an asset related to the changes to the Sprint affiliate agreement as described in the nTelos acquisition footnote above.  That asset is being amortized through the expiration of the initial term of that contract in 2029 and, as a result, we recorded $3.3 million in amortization in the six months ended June 30, 2016.   Sprint agreed to waive certain management fees that they would otherwise be entitled to under the affiliate agreement as a result of our commitment to buy nTelos, upgrade its network and support the former nTelos and Sprint customers.  The fees waived will be recognized on a straight line basis over the remainder of the initial term of the contract through 2029 and, as a result, we recorded an adjustment of $3.0 million in the six months ended June 30, 2016.

Other operating revenues

The increases in equipment revenue and other revenue also resulted primarily from the nTelos acquisition, with the increase in other revenue primarily representing regulatory recovery revenues recognized by nTelos, whereas historically Sprint has recognized such revenues billed to customers in our service area.

Cost of goods and services

Cost of goods and services increased $19.7 million, or 61.4%, in 2016 from the first half of 2015.  The increase results from the growth in device subsidies of $1.9 million, new national handsets settled separately under the affiliate agreement of $3.1 million, increases in cell site rent and backhaul cost for incremental 868 cell sites in the nTelos territory of $11.1 million, as well as the related growth in the cost of network technicians to service and maintain these sites of $3.2 million.  Cost of goods and services also included $0.3 million of costs to support nTelos legacy billing operations until customers migrate to Sprint’s back-office systems.

Index
Selling, general and administrative

Selling, general and administrative costs increased $16.6 million, or 92.1%, in the six months ended June 30, 2016 from the comparable 2015 period.  This increase included $7.6 million of separately settled national channel commissions; $2.4 million from the operating costs of incremental stores acquired as a result of the nTelos acquisition; $1.0 million in incremental sales and marketing efforts to communicate with the new customers and begin efforts to migrate the nTelos legacy customers over to the Sprint platforms; and $1.8 million in other administrative costs related to the acquired operations. Costs associated with prepaid wireless offerings increased $0.7 million.  Selling, general and administrative costs also included $2.0 million of costs to support nTelos legacy billing operations until customers migrate to Sprint’s back-office systems.

Integration and acquisition

Integration and acquisition expenses of $5.3 million in the six months ended June 30, 2016, include approximately $4 million for replacement handsets issued to former nTelos subscribers migrated to the Sprint billing platform and $1.3 million in other expenses.

Depreciation and amortization

Depreciation and amortization increased $15.5 million, or 94.5%, in the six months ended June 30, 2016 over the comparable 2015 period, due primarily to $6.1 million in depreciation on the acquired fixed assets and $6.8 million in amortization of customer based intangibles recorded in the acquisition.  Customer based intangibles are being amortized over accelerated lives.

Index
Cable

The Cable segment provides video, internet and voice services in franchise areas in portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area. It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia.

On January 1, 2016, we acquired the assets of Colane Cable Company. With the acquisition, we received 3,299 video customers, 1,405 high-speed internet customers, and 302 voice customers. These customers are included in the June 30, 2016 totals shown below.

	June 30, 2016	December 31, 2015	June 30, 2015	December 31, 2014
Homes Passed (1)	184,627	172,538	172,144	171,589
Customer Relationships (2)
Video customers	49,241	48,184	48,659	49,247
Non-video customers	27,230	24,550	22,810	22,051
Total customer relationships	76,471	72,734	71,469	71,298
Video
Customers (3)	51,549	50,215	50,892	52,095
Penetration (4)	27.9%	29.1%	29.6%	30.4%
Digital video penetration (5)	75.3%	77.9%	73.8%	65.9%
High-speed Internet
Available Homes (6)	183,743	172,538	172,144	171,589
Customers (3)	58,230	55,131	52,415	50,686
Penetration (4)	31.7%	32.0%	30.4%	29.5%
Voice
Available Homes (6)	181,006	169,801	169,407	168,852
Customers (3)	21,092	20,166	19,401	18,262
Penetration (4)	11.7%	11.9%	11.5%	10.8%
Total Revenue Generating Units (7)	130,871	125,512	122,708	121,043
Fiber Route Miles	2,962	2,844	2,839	2,834
Total Fiber Miles (8)	81,305	76,949	73,735	72,694
Average Revenue Generating Units	131,385	124,054	123,159	117,744

1)	Homes and businesses are considered passed (“homes passed”) if we can connect them to our distribution system without further extending the transmission lines. Homes passed is an estimate based upon the best available information.
2)	Customer relationships represent the number of customers who receive at least one of our services.
3)	Generally, a dwelling or commercial unit with one or more television sets connected to our distribution system counts as one video customer. Where services are provided on a bulk basis, such as to hotels and some multi-dwelling units, the revenue charged to the customer is divided by the rate for comparable service in the local market to determine the number of customer equivalents included in the customer counts shown above. During the first quarter of 2016, we modified the way we count subscribers when a commercial customer upgrades its internet service via a fiber contract. We retroactively applied the new count methodology to prior periods, and applied similar logic to certain bulk customers; the net result was reductions in internet subscriber counts of 559, 682 and 673 subscribers to December 31, 2015, June 30, 2015 and December 31, 2014 totals, respectively.
4)	Penetration is calculated by dividing the number of customers by the number of homes passed or available homes, as appropriate.
5)	Digital video penetration is calculated by dividing the number of digital video customers by total video customers. Digital video customers are video customers who receive any level of video service via digital transmission. A dwelling with one or more digital set-top boxes or digital adapters counts as one digital video customer.
6)	Homes and businesses are considered available (“available homes”) if we can connect them to our distribution system without further extending the transmission lines and if we offer the service in that area.
7)	Revenue generating units are the sum of video, voice and high-speed internet customers.
8)	Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Index
Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015

(in thousands)	Three Months Ended June 30,		Change
	2016	2015	$	%

Segment operating revenues
Service revenue	$24,167	$22,117	$2,050	9.3
Other revenue	2,234	2,036	198	9.7
Total segment operating revenues	26,401	24,153	2,248	9.3
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	14,564	13,635	929	6.8
Selling, general, and administrative, exclusive of depreciation and amortization shown separately below	4,794	5,084	(290)	(5.7)
Depreciation and amortization	5,879	5,859	20	0.3
Total segment operating expenses	25,237	24,578	659	2.7
Segment operating income (loss)	$1,164	$(425)	$1,589	373.9

Operating revenues

Cable segment service revenues increased $2.1 million, or 9.3%, due to a 6.7% increase in average revenue generating units, video rate increases in January 2016 to offset increases in programming costs, customers selecting higher-speed data (HSD) access packages and growth in the HSD and phone customers.

Other revenue grew $0.2 million, primarily due to new fiber contracts to towers, schools and libraries.

Operating expenses

Cable segment cost of goods and services increased $0.9 million, or 6.8%, in the second quarter of 2016 over the comparable 2015 period. Video programming costs, including retransmission fees, increased $0.4 million, primarily due to the increase in subscribers.  The remainder of the increase resulted from higher network and maintenance costs.

Selling, general and administrative expenses decreased $0.3 million against the prior year quarter due to lower advertising and commission costs, down $0.4 million.

Index
Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015

(in thousands)	Six Months Ended June 30,		Change
	2016	2015	$	%

Segment operating revenues
Service revenue	$48,507	$43,518	$4,989	11.5
Other revenue	4,340	3,947	393	10.0
Total segment operating revenues	52,847	47,465	5,382	11.3

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	29,210	27,253	1,957	7.2
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	9,902	9,976	(74)	(0.7)
Depreciation and amortization	11,974	11,338	636	5.6
Total segment operating expenses	51,086	48,567	2,519	5.2
Segment operating income (loss)	$1,761	$(1,102)	$2,863	259.8

Operating revenues

Cable segment service revenues increased $5.0 million, or 11.5%, due to a 6.4% increase in average revenue generating units, video rate increases in January 2016 to offset increases in programming costs, customers selecting higher-speed data (HSD) access packages and growth in the HSD and phone customers.

Other revenue grew $0.4 million, primarily due to new fiber contracts to towers, schools and libraries.

Operating expenses

Cable segment cost of goods and services increased $2.0 million, or 7.2%, in the six months ended June 30, 2016 over the comparable 2015 period. Video programming costs, including retransmission fees, increased $0.8 million, primarily due to the increase in subscribers.  The remainder of the increase resulted from higher network and maintenance costs.

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

	June 30, 2016	Dec. 31, 2015	June 30, 2015	Dec. 31, 2014
Telephone Access Lines (1)	19,188	20,252	21,615	21,612
Long Distance Subscribers	9,269	9,476	9,560	9,571
Video Customers (2)	5,327	5,356	5,473	5,692
DSL and Cable Modem Subscribers (3)	14,122	13,890	12,856	13,094
Fiber Route Miles	1,752	1,736	1,590	1,556
Total Fiber Miles (4)	126,639	123,891	102,821	99,387

Index
1)	Effective October 1, 2015, we launched cable modem services on our cable plant, and ceased the requirement that a customer have a telephone access line to purchase DSL service.
2)	The Wireline segment’s video service passes approximately 16,000 homes.
3)	June 2016 and December 2015 totals include 725 and 420 customers, respectively, served via the coaxial cable network. During first quarter 2016, we modified the way we count subscribers when a commercial customer upgrades its internet service via a fiber contract. We retroactively applied the new count methodology to prior periods and the net result was increases in internet subscriber counts of 804, 434 and 352 subscribers to December 31, 2015, June 30, 2015 and December 31, 2014 totals, respectively.
4)	Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles. Fiber counts were revised following a review of fiber records in the first quarter of 2015.

Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015

	Three Months Ended June 30,		Change
(in thousands)	2016	2015	$	%
Segment operating revenues
Service revenue	$5,381	$5,530	$(149)	(2.7)
Carrier access and fiber revenues	12,293	10,151	2,142	21.1
Other revenue	917	782	135	17.3
Total segment operating revenues	18,591	16,463	2,128	12.9

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	8,808	7,677	1,131	14.7
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,670	1,736	(66)	(3.8)
Depreciation and amortization	2,933	3,083	(150)	(4.9)
Total segment operating expenses	13,411	12,496	915	7.3
Segment operating income	$5,180	$3,967	$1,213	30.6

Operating revenues

Total operating revenues in the quarter ended June 30, 2016 increased $2.1 million, or 12.9%, against the comparable 2015 period, as a result of increases in fiber and access contracts.

Operating expenses

Operating expenses overall increased $0.9 million, or 7.3%, in the quarter ended June 30, 2016, compared to the 2015 quarter. The $1.1 million increase in cost of goods and services primarily resulted from costs to support the increase in carrier access and fiber revenues shown above.

Index
Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015

(in thousands)	Six Months Ended June 30,		Change
	2016	2015	$	%
Segment operating revenues
Service revenue	$10,917	$10,824	$93	0.9
Carrier access and fiber revenue	24,263	19,678	4,585	23.3
Other revenue	1,790	1,546	244	15.8
Total segment operating revenues	36,970	32,048	4,922	15.4

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	17,450	15,011	2,439	16.2
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	3,275	3,234	41	1.3
Depreciation and amortization	5,967	6,007	(40)	(0.7)
Total segment operating expenses	26,692	24,252	2,440	10.1
Segment operating income	$10,278	$7,796	$2,482	31.8

Operating revenues

Total operating revenues in the six months ended June 30, 2016 increased $4.9 million, or 15.4%, against the comparable 2015 period. Carrier access and fiber revenues increased $4.6 million due to increases in fiber and access contracts.  The increase in service revenues primarily results from higher revenues for high-speed data services.

Operating expenses

Operating expenses overall increased $2.4 million, or 10.1%, in the six months ended June 30, 2016, compared to the 2015 period. The $2.4 million increase in cost of goods and services primarily resulted from costs to support the increase in carrier access and fiber revenues shown above.

Index
Non-GAAP Financial Measure

In managing our business and assessing our financial performance, management supplements the information provided by financial statement measures prepared in accordance with GAAP with adjusted OIBDA and continuing OIBDA, which are considered “non-GAAP financial measures” under SEC rules.

Adjusted OIBDA is defined by us as operating income (loss) before depreciation and amortization, adjusted to exclude the effects of:  certain non-recurring transactions; impairment of assets; gains and losses on asset sales; straight-line adjustments for the waived management fee; amortization of the affiliate agreement expansion asset; and share-based compensation expense.  Adjusted OIBDA should not be construed as an alternative to operating income as determined in accordance with GAAP as a measure of operating performance.  Continuing OIBDA is defined by us as adjusted OIBDA, less the benefit received from the waived management fee by Sprint over the next approximately six–year period.

In a capital-intensive industry such as telecommunications, management believes that adjusted OIBDA and continuing OIBDA and the associated percentage margin calculations are meaningful measures of our operating performance.  We use adjusted OIBDA and continuing OIBDA as supplemental performance measures because management believes they facilitate comparisons of our operating performance from period to period and comparisons of our operating performance to that of other companies by excluding potential differences caused by the age and book depreciation of fixed assets (affecting relative depreciation expenses) as well as the other items described above for which additional adjustments were made.  In the future, management expects that the Company may again report adjusted OIBDA and continuing OIBDA excluding these items and may incur expenses similar to these excluded items.  Accordingly, the exclusion of these and other similar items from our non-GAAP presentation should not be interpreted as implying these items are non-recurring, infrequent or unusual.

While depreciation and amortization are considered operating costs under generally accepted accounting principles, these expenses primarily represent the current period allocation of costs associated with long-lived assets acquired or constructed in prior periods, and accordingly may obscure underlying operating trends for some purposes.  By isolating the effects of these expenses and other items that vary from period to period without any correlation to our underlying performance, or that vary widely among similar companies, management believes adjusted OIBDA and continuing OIBDA facilitates internal comparisons of our historical operating performance, which are used by management for business planning purposes, and also facilitates comparisons of our performance relative to that of our competitors.  In addition, we believe that adjusted OIBDA and continuing OIBDA and similar measures are widely used by investors and financial analysts as measures of our financial performance over time, and to compare our financial performance with that of other companies in our industry.

Adjusted OIBDA and continuing OIBDA have limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.  These limitations include the following:

●	they do not reflect capital expenditures;
●	many of the assets being depreciated and amortized will have to be replaced in the future and adjusted OIBDA and continuing OIBDA do not reflect cash requirements for such replacements;
●	they do not reflect costs associated with share-based awards exchanged for employee services;
●	they do not reflect interest expense necessary to service interest or principal payments on indebtedness;
●	they do not reflect gains, losses or dividends on investments;
●	they do not reflect expenses incurred for the payment of income taxes; and
●	other companies, including companies in our industry, may calculate adjusted OIBDA and continuing OIBDA differently than we do, limiting its usefulness as a comparative measure.

In light of these limitations, management considers adjusted OIBDA and continuing OIBDA as a financial performance measure that supplements but does not replace the information reflected in our GAAP results.

Index
The following table shows adjusted OIBDA and continuing OIBDA for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Adjusted OIBDA	$55,905	$37,641	$96,271	$73,960
Continuing OIBDA	$49,810	$37,641	$90,176	$73,960

The following table reconciles adjusted OIBDA and continuing OIBDA to operating income (loss), which we consider to be the most directly comparable GAAP financial measure, for the three and six months ended June 30, 2016 and 2015:

Consolidated:	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Operating income (loss)	$(6,150)	$18,750	$15,163	$37,276
Plus depreciation and amortization	32,415	17,663	50,154	34,001
Plus (gain) loss on asset sales	(48)	218	(63)	229
Plus share based compensation expense	959	608	1,956	1,430
Plus straight line adjustment to reduce management fee waiver	3,046	-	3,046	-
Plus amortization of intangible netted in revenue	3,290	-	3,290	-
Plus temporary backoffice costs to support the billing operations through migration	2,339	-	2,339	-
Plus integration and acquisition related expenses	20,054	402	20,386	1,024
Adjusted OIBDA	$55,905	$37,641	$96,271	$73,960
Less waived management fee	(6,095)	-	(6,095)	-
Continuing OIBDA	$49,810	$37,641	$90,176	$73,960

The following tables reconcile adjusted OIBDA and continuing OIBDA to operating income by major segment for the three and six months ended June 30, 2016 and 2015:

Wireless Segment:	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Operating income	$7,277	$19,270	$27,209	$38,708
Plus depreciation and amortization	23,495	8,612	31,988	16,444
Plus (gain) loss on asset sales	(53)	8	(39)	33
Plus share based compensation expense	311	143	624	334
Plus straight line adjustment to reduce management fee waiver	3,046	-	3,046	-
Plus amortization of intangible netted in revenue	3,290	-	3,290	-
Plus temporary backoffice costs to support the billing operations through migration	2,339	-	2,339	-
Plus integration and acquisition related expenses	5,276	-	5,276	-
Adjusted OIBDA	$44,981	$28,033	$73,733	$55,519
Less waived management fee	(6,095)	-	(6,095)	-
Continuing OIBDA	$38,886	$28,033	$67,638	$55,519

Index
Cable Segment:	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Operating income (loss)	$1,164	$(425)	$1,761	$(1,102)
Plus depreciation and amortization	5,879	5,859	11,974	11,338
Plus (gain) loss on asset sales	(20)	65	(34)	52
Plus share based compensation expense	294	217	602	504
Adjusted OIBDA and Continuing OIBDA	$7,317	$5,716	$14,303	$10,792

Wireline Segment:	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Operating income	$5,180	$3,967	$10,278	$7,796
Plus depreciation and amortization	2,933	3,083	5,967	6,007
Plus loss on asset sales	40	125	40	134
Plus share based compensation expense	136	106	284	246
Adjusted OIBDA and Continuing OIBDA	$8,289	$7,281	$16,569	$14,183

Liquidity and Capital Resources

We have four principal sources of funds available to meet the financing needs of its operations, capital projects, debt service, investments and potential dividends.  These sources include cash flows from operations, existing balances of cash and cash equivalents, the liquidation of investments and borrowings.  Management routinely considers the alternatives available to determine what mix of sources are best suited for the long-term benefit of the Company.

Sources and Uses of Cash. We generated $60.8 million of net cash from operations in the first six months of 2016, compared to $60.3 million in the first six months of 2015. The increase was driven primarily by lower net income and by the timing of cash receipts and disbursements for taxes and materials and supplies.

Indebtedness.  As of June 30, 2016, our indebtedness totaled $815.6 million.  This included $815.2 million in term loans, with an annualized effective interest rate of approximately 3.86% after considering the impact of the interest rate swap contract and unamortized loan costs.  The balance consists of the $485 million Term Loan A-1 at a variable rate (3.21% as of June 30, 2016) that resets monthly based on one month LIBOR plus a margin of 2.75% currently, and the $350 million Term Loan A-2 at a variable rate (3.46% as of June 30, 2016) that resets monthly based on one month LIBOR plus a margin of 3.00%.  The Term Loan A-1 requires quarterly principal repayments of $6.1 million beginning September 30, 2016 and continuing through June 30, 2017, increasing to $12.1 quarterly thereafter through June 30, 2021, with the remaining expected balance of approximately $242.5 million due September 30, 2021.  The Term Loan A-2 requires quarterly principal repayments of $10.0 million beginning on September 30, 2018 through March 31, 2023, with the remaining expected balance of approximately $210.0 million due June 30, 2023.

We are bound by certain financial covenants under the 2016 credit agreement. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. As of June 30, 2016, we were in compliance with all debt covenants, and ratios at June 30, 2016 were as follows:

	Actual	Covenant Requirement at June 30, 2016
Total Leverage Ratio	2.93	3.75 or Lower
Debt Service Coverage Ratio	3.72	2.00 or Higher

In accordance with the Credit Agreement, the total leverage and debt service coverage ratios noted above are based on estimates of consolidated EBITDA, cash taxes, scheduled principal payments and cash interest expense as if the nTelos acquisition had occurred on April 1, 2016, multiplied by 4. In addition to the covenants above, we are required to supply the lenders with quarterly financial statements and other reports as defined by the 2016 credit agreement. We were in compliance with all reporting requirements at June 30, 2016.

Index
We had no off-balance sheet arrangements (other than operating leases) and have not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

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

For the first six months of 2016, we spent $60.1 million on capital projects, compared to $25.1 million in the comparable 2015 period.  Spending related to Wireless projects accounted for $49.1 million in the first six months of 2016, primarily for additional network capacity and technology upgrades. Cable capital spending of $5.7 million related to network and cable market expansion. Wireline capital projects cost $4.0 million, driven primarily by fiber builds.  Other projects totaled $1.4 million, largely related to information technology projects.

We believe that cash on hand, cash flow from operations and borrowings expected to be available under our existing credit facilities will provide sufficient cash to enable us to fund planned capital expenditures, make scheduled principal and interest payments, meet our other cash requirements and maintain compliance with the terms of our financing agreements for at least the next twelve months.  Thereafter, capital expenditures will likely continue to be required to continue planned capital upgrades to the acquired wireless network and provide increased capacity to meet our expected growth in demand for our products and services. The actual amount and timing of our future capital requirements may differ materially from our estimate depending on the demand for our products and new market developments and opportunities.

Our cash flows from operations could be adversely affected by events outside our control, including, without limitation, changes in overall economic conditions, regulatory requirements, changes in technologies, demand for our products, availability of labor resources and capital, changes in our relationship with Sprint, and other conditions.  The Wireless segment’s operations are dependent upon Sprint’s ability to execute certain functions such as billing, customer care, and collections; our ability to develop and implement successful marketing programs and new products and services; and our ability to effectively and economically manage other operating activities under our agreements with Sprint.   Our ability to attract and maintain a sufficient customer base, particularly in the acquired cable markets, is also critical to our ability to maintain a positive cash flow from operations.  The foregoing events individually or collectively could affect our results.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  In August 2015, the FASB issued ASU No. 2015-14, delaying the effective date of ASU 2014-09.  As amended, the new standard is effective for the Company on January 1, 2018, using either a retrospective basis or a modified retrospective basis with early adoption permitted, but not earlier than the original effective date beginning after December 15, 2016   We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous generally accepted accounting principles.  This change will result in an increase to recorded assets and liabilities on lessees’ financial statements, as well as changes in the categorization of rental costs, from rent expense to interest and depreciation expense.  Other effects may occur depending on the types of leases and the specific terms of them utilized by particular lessees.  The ASU is effective for us on January 1, 2019, and early application is permitted.  Modified retrospective application is required.  We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

Index
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves two components.  The first component is outstanding debt with variable rates.  As of June 30, 2016, the Company had $835 million of variable rate debt outstanding (excluding unamortized loan fees and costs of $19.4 million), bearing interest at a weighted average rate of 3.31% as determined on a monthly basis. An increase in market interest rates of 1.00% would add approximately $8.3 million to annual interest expense, excluding the effect of the interest rate swap.  In May 2016, the Company entered into a pay-fixed, receive-variable interest rate swap with three counterparties totaling $256.6 of notional principal.  These swaps, combined with the swap purchased in 2012, cover notional principal equal to approximately 50% of the outstanding variable rate debt through maturity in 2023. The Company is required to pay a combined fixed rate of approximately 1.16% and receive a variable rate based on one month LIBOR (0.46% as of June 30, 2016), to manage a portion of its interest rate risk. Changes in the net interest paid or received under the swaps would offset approximately 50% of the change in interest expense on the variable rate debt outstanding. The swap agreements currently add approximately $2.1 million to annual interest expense, based on the spread between the fixed rate and the variable rate currently in effect on our debt.

The second component of interest rate risk is marked increases in interest rates that may adversely affect the rate at which the Company may borrow funds for growth in the future.  If the Company should borrow additional funds under any Incremental Term Loan Facility to fund its capital investment needs, repayment provisions would be agreed to at the time of each draw under the Incremental Term Loan Facility.  If the interest rate margin on any draw exceeds by more than 0.25% the applicable interest rate margin on the Term Loan Facility, the applicable interest rate margin on the Term Loan Facility shall be increased to equal the interest rate margin on the Incremental Term Loan Facility.  If interest rates increase generally, or if the rate applied under the Company’s Incremental Term Loan Facility causes the Company’s outstanding debt to be repriced, the Company’s future interest costs could increase.

Management views market risk as having a potentially significant impact on the Company's results of operations, as future results could be adversely affected if interest rates were to increase significantly for an extended period, or if the Company’s need for additional external financing resulted in increases to the interest rates applied to all of its new and existing debt.  As of June 30, 2016, the Company has $417.5 million of variable rate debt with no interest rate protection.  The Company’s investments in publicly traded stock and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Supplemental Executive Retirement Plan.  General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

Index
ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on this evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

The acquisition of nTelos was completed on May 6, 2016, and had a material impact on the financial position, results of operations and cash flows of the Company from the date of acquisition.  Management is integrating the acquired operation into its business processes and control structures as quickly as possible, although it is certain that the integration of customers and back office operations will not be completed until sometime during 2017.  As a result of the acquisition, and the ongoing impact to the business, management has elected to exclude the legacy systems of nTelos from our 2016 assessment of internal controls over financial reporting.

Other Matters Relating to Internal Control Over Financial Reporting

Under the Company’s agreements with Sprint, Sprint provides the Company with billing, collections, customer care, certain network operations and other back-office services for the PCS operation. As a result, Sprint remits to the Company a substantial portion of the Company’s total operating revenues, which will increase as legacy nTelos subscribers migrate to the Sprint billing platform in the future.  Due to this relationship, the Company necessarily relies on Sprint to provide accurate, timely and sufficient data and information to properly record the Company’s revenues and accounts receivable, which underlie a substantial portion of the Company’s periodic financial statements and other financial disclosures.

Information provided by Sprint includes reports regarding the subscriber accounts receivable in the Company’s markets.  Sprint provides the Company with monthly accounts receivable, billing and cash receipts information on a market level, rather than a subscriber level.  The Company reviews these various reports to identify discrepancies or errors.  Under the Company’s agreements with Sprint, the Company is entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 16.6% of revenue currently retained by Sprint (before the effect of fee waivers).  Because of the Company’s reliance on Sprint for financial information, the Company must depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint’s other Sprint PCS affiliate network partners.  To address this issue, Sprint engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness” under guidance provided in Statements on Standards for Attestation Engagements No. 16 (“SSAE 16”).  The report is provided to the Company on an annual basis and covers a nine-month period. The most recent report covered the period from January 1, 2015 to September 30, 2015.  The most recent report indicated there were no material issues which would adversely affect the information used to support the recording of the revenues provided by Sprint related to the Company’s relationship with them.

Index
PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed.

In connection with the nTelos acquisition, we incurred significant additional indebtedness, which could materially and adversely affect us, including by decreasing our business flexibility.

We have substantially increased indebtedness following completion of the nTelos acquisition in comparison to that of the Company on a recent historical basis, which has increased our interest expense and amortization requirements and could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions.  The amount of cash required to pay interest on our increased indebtedness and the increased amortization requirements to pay down the loan balances following the nTelos acquisition, and thus the demands on our cash resources, could be greater than the amount of cash flows required to service our indebtedness prior to the nTelos acquisition.  Our increased levels of indebtedness could also reduce funds available for working capital, capital expenditures, dividends and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels.  If we do not achieve the expected benefits and cost savings from the nTelos acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service this indebtedness may be materially and adversely impacted.

It may be difficult to successfully integrate the business of nTelos and we may fail to realize the anticipated benefits expected from the nTelos acquisition, which could materially and adversely affect our operating results and the market price of our common stock.

If we experience greater than anticipated costs to integrate nTelos into our existing operations or are not able to achieve the anticipated benefits of the nTelos acquisition, our business and results of operations could be materially and negatively affected.  In addition, it is possible that the ongoing integration process could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the nTelos acquisition.  Integration efforts also may divert management attention and resources.

The success of the nTelos acquisition will also depend, in significant part, on our ability to successfully integrate the acquired business and realize the synergies anticipated with the nTelos acquisition.  Many of these synergies are not expected to occur for a period of time and will require capital expenditures to be fully realized.  If we are unable to integrate nTelos successfully, we may not realize the anticipated benefits of the nTelos acquisition, including the anticipated synergies.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In conjunction with exercises of stock options and distributions of vested share awards, the Company periodically repurchases shares from recipients to satisfy some of the exercise price of the options being exercised or taxes payable associated with the distribution of shares.  The following table provides information about the Company’s repurchases of shares during the three months ended June 30, 2016:

	Number of Shares Purchased	Average Price Paid per Share
April 1 to April 30	-	-
May 1 to May 31	8,672	$29.00
June 1 to June 30	6,449	$33.25

Total	15,121	$30.81

On May 6, 2016, in connection with the closing of the nTelos acquisition, the Company issued 380,000 shares of its common stock as consideration for the acquisition of the non-controlling interests in a subsidiary of nTelos.  Such shares were valued at $10.4 million.  The sale of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, based upon representations made to us by the equity holders in purchase agreements we entered into with each equity holder.

Index
ITEM 6.	Exhibits

(a)	The following exhibits are filed with this Quarterly Report on Form 10-Q:

3.3	Amended and Restated Bylaws of Shenandoah Telecommunications Company, effective July 18, 2016, filed as Exhibit 3.1 to the Company Current Report on Form 8-K dated July 18, 2016.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY
(Registrant)

/s/Adele M. Skolits
Adele M. Skolits
Vice President - Finance and Chief Financial Officer
Date: August 8, 2016

Index
EXHIBIT INDEX

Exhibit No.	Exhibit

3.3	Amended and Restated Bylaws of Shenandoah Telecommunications Company, effective July 18, 2016, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 18, 2016.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document