Form 10-Q
period 2016-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2016-11-07
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes ☐    No  ☑

The number of shares of the registrant’s common stock outstanding on October 27, 2016 was 48,915,405.

SHENANDOAH TELECOMMUNICATIONS COMPANY
INDEX

		Page Numbers
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets September 30, 2016 and December 31, 2015	3	-	4

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2016 and 2015	5

	Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2016 and the Year Ended December 31, 2015	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015	7	-	8

	Notes to Unaudited Condensed Consolidated Financial Statements	9	-	26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28	-	46

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.	Controls and Procedures	48

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 6.	Exhibits	50

	Signatures	51

	Exhibit Index	52

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	September 30, 2016	December 31, 2015

Current Assets
Cash and cash equivalents	$27,531	$76,812
Restricted cash	2,167	—
Accounts receivable, net	79,944	29,778
Income taxes receivable	—	7,694
Inventory, net	14,128	4,183
Prepaid expenses and other	17,759	8,573
Deferred income taxes	—	907
Total current assets	141,529	127,947

Investments, including $2,889 and $2,654 carried at fair value	10,113	10,679

Building held for sale	4,950	—
Property, plant and equipment, net	667,741	410,018

Other Assets
Intangible assets, net	458,401	66,993
Goodwill	145,413	10
Deferred charges and other assets, net	5,478	11,504
Other assets, net	609,292	78,507
Total assets	$1,433,625	$627,151

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	September 30, 2016	December 31, 2015

Current Liabilities
Current maturities of long-term debt, net of unamortized loan fees	$25,972	$22,492
Accounts payable	34,974	13,009
Advanced billings and customer deposits	21,979	11,674
Accrued compensation	6,817	5,915
Income taxes payable	14,189	—
Accrued liabilities and other	31,533	7,639
Total current liabilities	135,464	60,729

Long-term debt, less current maturities, net of unamortized loan fees	783,595	177,169

Other Long-Term Liabilities
Deferred income taxes	146,966	74,868
Deferred lease payable	10,869	8,142
Asset retirement obligations	15,828	7,266
Other liabilities	42,597	9,039
Total other long-term liabilities	216,260	99,315

Commitments and Contingencies

Shareholders’ Equity
Common stock	44,427	32,776
Retained earnings	256,037	256,747
Accumulated other comprehensive income (loss), net of taxes	(2,158)	415
Total shareholders’ equity	298,306	289,938

Total liabilities and shareholders’ equity	$1,433,625	$627,151

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Operating revenues	$156,836	$85,212	$379,716	$255,202

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	58,317	30,570	140,354	91,541
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	40,369	18,306	96,263	55,024
Integration and acquisition expenses	15,272	2,129	35,801	3,153
Depreciation and amortization	46,807	19,118	96,961	53,119
Total operating expenses	160,765	70,123	369,379	202,837
Operating income (loss)	(3,929)	15,089	10,337	52,365

Other income (expense):
Interest expense	(8,845)	(1,808)	(16,369)	(5,663)
Gain (loss) on investments, net	127	(211)	237	(12)
Non-operating income, net	1,400	391	2,910	1,265
Income (loss) before income taxes	(11,247)	13,461	(2,885)	47,955

Income tax expense (benefit)	(3,651)	5,465	(2,174)	19,199
Net income (loss)	(7,596)	7,996	(711)	28,756

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate hedge, net of tax	1,712	(979)	(2,573)	(1,560)
Comprehensive income (loss)	$(5,884)	$7,017	$(3,284)	$27,196

Earnings (loss) per share:
Basic	$(0.16)	$0.17	$(0.01)	$0.59
Diluted	$(0.16)	$0.16	$(0.01)	$0.59
Weighted average shares outstanding, basic	48,909	48,406	48,768	48,364
Weighted average shares outstanding, diluted	48,909	49,071	48,768	48,967

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Total
Balance, December 31, 2014	48,265	$29,712	$227,512	$1,122	$258,346

Net income	—	—	40,864	—	40,864
Other comprehensive loss, net of tax	—	—	—	(707)	(707)
Dividends declared ($0.24 per share)	—	—	(11,629)	—	(11,629)
Dividends reinvested in common stock	22	544	—	—	544
Stock based compensation	—	2,719	—	—	2,719
Common stock issued through exercise of incentive stock options	87	996	—	—	996
Common stock issued for share awards	212	—	—	—	—
Common stock issued	1	11	—	—	11
Common stock repurchased	(111)	(1,885)	—	—	(1,885)
Net excess tax benefit from stock options exercised	—	679	—	—	679

Balance, December 31, 2015	48,475	$32,776	$256,747	$415	$289,938
					$—
Net loss	—	—	(711)	—	(711)
Other comprehensive loss, net of tax	—	—	—	(2,573)	(2,573)
Stock based compensation	—	2,980	—	—	2,980
Stock options exercised	371	3,362	—	—	3,362
Common stock issued for share awards	190	—	—	—	—
Common stock issued	1	6	—	—	6
Common stock issued to acquire non-controlling interests of nTelos	76	10,400	—	—	10,400
Common stock repurchased	(198)	(5,097)	—	—	(5,097)
Balance, September 30, 2016	48,915	$44,427	$256,037	$(2,158)	$298,306

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net income (loss)	$(711)	$28,756
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	84,256	51,985
Amortization reflected as operating expense	12,705	1,134
Amortization reflected as contra revenue	8,883	—
Provision for bad debt	1,278	1,335
Straight line adjustment to management fee revenue	7,687	—
Stock based compensation expense	2,570	1,893
Excess tax benefits on stock awards	—	(655)
Deferred income taxes	(57,196)	(7,463)
Net (gain) loss on disposal of equipment	(144)	229
Unrealized (gain) loss on investments	(180)	190
Realized loss on disposal of investments	—	20
Net gains from patronage and equity investments	(497)	(540)
Amortization of long term debt issuance costs	2,608	430
Other	1,634	323
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	7,903	(2,989)
Inventory, net	(6,134)	286
Income taxes receivable	8,294	14,752
Other assets	2,619	(3,990)
Increase (decrease) in:
Accounts payable	3,551	(4,174)
Income taxes payable	16,225	1,675
Deferred lease payable	2,728	733
Other deferrals and accruals	7,767	(807)
Net cash provided by operating activities	105,846	83,123

Cash Flows From Investing Activities
Acquisition of property, plant and equipment	(102,850)	(39,644)
Proceeds from sale of equipment	287	242
Cash distributions from investments	2,796	38
Cash disbursed for acquisition, net of cash acquired	(665,990)	—
Net cash used in investing activities	(765,757)	(39,364)

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Financing Activities
Principal payments on long-term debt	$(207,816)	$(17,250)
Amounts borrowed under debt agreements	835,000	—
Cash paid for debt issuance costs	(14,825)	(7,820)
Excess tax benefits on stock awards	—	655
Repurchases of common stock	(5,097)	(1,799)
Proceeds from issuances of common stock	3,368	826
Net cash provided by/(used in) financing activities	610,630	(25,388)

Net increase (decrease) in cash and cash equivalents	(49,281)	18,371

Cash and cash equivalents:
Beginning	76,812	68,917
Ending	$27,531	$87,288

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$14,671	$5,550

Income taxes paid, net of refunds received	$23,851	$10,235

Non-cash investing and financing activities:

At September 30, 2016 and 2015, accounts payable included approximately $14.2 million and $1.0 million, respectively, associated with capital expenditures. Cash flows for accounts payable and acquisition of property, plant and equipment exclude this activity.

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

The interim condensed consolidated financial statements of Shenandoah Telecommunications Company and Subsidiaries (collectively, the “Company”) are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein.  All such adjustments were of a normal and recurring nature.  These financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The accompanying balance sheet information at December 31, 2015 was derived from the audited December 31, 2015 consolidated balance sheet. Operating revenues and income (loss) from operations for any interim period are not necessarily indicative of results that may be expected for the entire year.

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

Index

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

2.	Acquisition of NTELOS Holdings Corp. and Exchange with Sprint

On May 6, 2016, the Company completed its previously announced acquisition of NTELOS Holdings Corp. (“nTelos”) for $665.4 million in cash, net of cash acquired.  The acquisition was entered into to improve shareholder value through the expansion of the Company's Wireless service area and customer base while strengthening our relationship with Sprint. The purchase price was financed by a credit facility arranged by CoBank, ACB (see Note 14).  The Company has included the operations of nTelos for financial reporting purposes for the period subsequent to the acquisition.  The Company has accounted for the acquisition of nTelos under the acquisition method of accounting, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations”, and will account for any measurement period adjustments under Accounting Standards Update (“ASU”) 2015-16, “Simplifying the Accounting for Measurement Period Adjustments”.  Under the acquisition method of accounting, the total purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values.

The preliminary allocation of the purchase price was based upon management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed of nTelos, with the excess recorded as goodwill. The following table shows the initial estimate of value and changes recorded during the third quarter of 2016 (in thousands):

Index

	Initial Estimate	Revisions	Revised Estimate
Accounts receivable	$48,476	$1,045	$49,521
Inventory	3,810	—	3,810
Restricted cash	2,167	—	2,167
Investments	1,501	—	1,501
Prepaid expenses and other assets	14,835	—	14,835
Building held for sale	4,950	—	4,950
Property, plant and equipment	223,900	3,571	227,471
Spectrum licenses	198,200	—	198,200
Customer based contract rights	198,200	5,162	203,362
Contract based intangible assets	11,000	—	11,000
Goodwill	151,627	(6,328)	145,299
Other long term assets	10,288	555	10,843
Total assets acquired	$868,954	$4,005	$872,959

Accounts payable	$8,648	$(116)	$8,532
Advanced billings and customer deposits	12,477	—	12,477
Accrued expenses	25,230	—	25,230
Capital lease liability	418	—	418
Deferred tax liabilities	124,964	2,758	127,722
Retirement benefits	19,461	(263)	19,198
Other long-term liabilities	14,056	—	14,056
Total liabilities assumed	205,254	2,379	207,633

Net assets acquired	$663,700	$1,626	$665,326

Finalization of the purchase price allocations is dependent on final review and acceptance of the independent appraiser’s valuation report, which is on-going.

Closing on the sale of the former nTelos headquarter building held for sale is expected to be completed in the fourth quarter of 2016.

Revisions to the provisional estimates shown above reflect:

•	adding $4.6 million of construction materials and inventory, less $1.0 million of software and other assets that the Company has determined have no utility to the Company post-acquisition;

•
the increases in accounts receivable and other long term assets relating to an adjustment to the estimated fair value of nTelos' financed handset receivables, applied to the current and long-term portions of these receivables. Losses on migrations of these receivables have been less than initially estimated;

•	the increase in net assets acquired resulting from the settlement of the appraisal rights dispute;

•	the value assigned to certain customer based intangibles increased by $5.2 million, with an offset to goodwill; and

•
the increase in deferred taxes payable (offset by an increase in goodwill) resulting from several of the changes shown above as well as true-ups in the net tax basis of fixed assets resulting from completion of nTelos' 2015 tax returns.

In addition to the changes in balances reflected above, the Company revised the provisional estimated useful lives of certain assets and recorded an adjustment to depreciation expense of $4.6 million relating to the second quarter for these assets.

Immediately after acquiring nTelos, Shenandoah Personal Communications, LLC, (“PCS”) a wholly-owned subsidiary of the Company, completed its previously announced transaction with SprintCom, Inc., an affiliate of Sprint Corporation (“Sprint”).  Pursuant to this transaction, among other things,  the Company exchanged spectrum licenses valued at $198.2 million and customer based contract rights, valued at $203.4 million, acquired from nTelos with Sprint, and received an expansion of its affiliate service territory to include most of the service area served by nTelos, valued at $287.8 million, as well as additional

Index

customer based contract rights, valued at $113.8 million, relating to nTelos’ and Sprint’s legacy customers in the Company’s affiliate service territory. These exchanges were accounted for in accordance with ASC 845, “Nonmonetary Transactions”. The transfer of spectrum to Sprint resulted in a taxable gain to the Company which will be recognized as the Company recognizes the cash benefit of the waived management fees over the next approximately six years.

The value of the affiliate agreement expansion is based on changes to the amended affiliate agreement that include:

•	an increase in the price to be paid by Sprint from 80% to 90% of the entire business value of PCS if the affiliate agreement is not renewed;

•	extension of the affiliate agreement with Sprint by 5 years to 2029;

•	expanded territory in the nTelos service area;

•	rights to serve all future Sprint customers in the affiliate service territory;

•	the Company’s commitment to upgrade certain coverage and capacity in its newly acquired service area; and

•
a reduction of the management fee charged by Sprint under the amended affiliate agreement; not to exceed $4.2 million in an individual month until the total waived fee equals $251.8 million, as well as an additional waiver of the management fee charged with respect to the former nTelos customers until the earlier of migration to the Sprint back-office billing and related systems or 6 months following the acquisition; not to exceed $5.0 million.

Intangible assets resulting from the acquisition of nTelos and the Sprint exchange, both described above, are noted below (dollars in thousands):

	Useful Life	Basis
Affiliate contract agreement	14 years	$287,800
Customer based contract rights	4-10 years	113,761
Contract based intangible assets	3-19 years	11,000

The affiliate contract agreement intangible asset value was increased by $29.7 million during the third quarter of 2016 and will be amortized on a straight-line basis and recorded as a contra-revenue over the remaining 14 year initial contract term.  The Company recorded an adjustment of $0.4 million of amortization expense on this asset during the third quarter of 2016 that related to the second quarter of 2016. The other contract based intangible assets will be amortized on a straight-line basis and recorded through amortization expense.  The customer based contract rights will be amortized over the life of the customers, gradually decreasing over the expected life of this asset, and recorded through amortization expense. The customer based contract rights value was reduced by $24.5 million during the third quarter of 2016, and amortization expense was reduced by $0.5 million during the third quarter that related to second quarter 2016. The value of these two assets changed primarily due to the effect on the initial provisional values of where certain cash flows should be reflected in those valuations.

The Company has recorded goodwill in its Wireless segment as a result of the nTelos acquisition.  This goodwill is not amortizable for tax purposes, as the Company acquired the common stock of nTelos.

Prior to the acquisition, nTelos was eligible to receive up to $5.0 million in connection with its winning bid in the Connect America Fund's Mobility Fund Phase I Auction ("Auction 901").  Pursuant to the terms of Auction 901, nTelos obtained a Letter of Credit (“LOC”) in the amount of $2.2 million for the benefit of the Universal Service Administrative Company (“USAC”) to cover each disbursement plus the amount of the performance default penalty (10% of the total eligible award).  In accordance with the terms of the LOC, nTelos deposited $2.2 million into a separate account at the issuing bank to serve as cash collateral and is presented as restricted cash.  Such funds will be released to the Company when the LOC is terminated without being drawn upon by USAC, which is expected to occur in the fourth quarter of 2016.

At the time of the acquisition, certain third party investors held a non-controlling interest in one of nTelos’ subsidiaries.  Immediately after the acquisition of nTelos, the Company acquired these interests in exchange for 380,000 shares of Company common stock, to be paid in five equal installments, with the first installment paid immediately and the remaining four to be paid over the next 4 years.  This transaction was valued at $10.4 million.

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

Index

Following are the unaudited pro forma results of the Company for the three months ended September 30, 2015 and the nine months ended September 30, 2016 and 2015, as if the acquisition of nTelos had occurred at the beginning of each of the periods presented. The three months ended September 30, 2016 are not presented as those results already include nTelos' results (in thousands):

	Three Months Ended September 30,
	2016	2015
Operating revenues	$ N/A	$166,614
Income before income taxes	$ N/A	$2,588

	Nine Months Ended September 30,
	2016	2015
Operating revenues	$492,114	$509,415
Income (loss) before income taxes	$(4,016)	$39,680

The pro forma disclosures shown above are based upon estimated preliminary valuations of the assets acquired and liabilities assumed as well as preliminary estimates of depreciation and amortization charges thereon, that may differ from the final fair values of the acquired assets and assumed liabilities and the resulting depreciation and amortization charges thereon.   Other pro forma adjustments include the following:

•	changes in nTelos’ reported revenues from cancelling nTelos’ wholesale contract with Sprint;

•	the incorporation of the Sprint-homed customers formerly serviced under the wholesale agreement into the Company’s affiliate service territory under the Company’s affiliate agreement with Sprint;

•
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

•	the elimination of certain nTelos operating costs associated with billing and care that are covered under the fees charged by Sprint under the affiliate agreement;

•
historical depreciation expense was reduced for the fair value adjustment decreasing the basis of property, plant and equipment; this decrease was offset by a shorter estimated useful life to conform to the Company’s standard policy and the acceleration of depreciation on certain equipment; and

•	incremental amortization due to the customer-based contract rights associated with acquired customers.

In connection with these transactions, the Company chose to proactively migrate the former nTelos customers to devices which can interact with the Sprint billing and network systems, and expects to incur a total of between $106 million and $126 million of integration and acquisition expenses associated with this transaction, excluding approximately $24 million of debt issuance costs.  These costs include the nTelos back office staff and support functions until the nTelos legacy customers are migrated to the Sprint billing platform; costs of the handsets to be provided to nTelos legacy customers as they migrate to the Sprint billing platform; severance costs for back office and other former nTelos employees who will not be retained permanently; transaction related fees; net of proceeds from the sale of the former nTelos headquarters building. We have incurred $20.2 million and $43.9 million of these costs in the three months and nine months ended September 30, 2016, respectively, including $0.7 million reflected in cost of goods and services and $4.2 million reflected in selling, general and administrative costs in the three month period ended September 30, 2016, and $1.0 million reflected in cost of goods and services and $7.1 million reflected in selling, general and administrative costs in the nine month period ended September 30, 2016.

The amounts of operating revenue and income or loss before income taxes related to the former nTelos entity are not readily determinable due to intercompany transactions, allocations and integration activities that have occurred in connection with the operations of the combined company.

Index

3.	Intangible assets

Intangible assets consisted of the following (in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizing intangibles:
Cable franchise rights	$64,431	$—	$64,431	$64,098	$—	$64,098

Finite-lived intangibles:
Affiliate contract expansion rights	$287,800	$(8,883)	$278,917	$—	$—	$—
Acquired subscribers – wireless	113,761	(11,442)	102,319	—	—	—
Contract based intangibles – wireless	11,000	(458)	10,542	—	—	—
Acquired subscribers – cable	25,265	(24,452)	813	25,326	(23,805)	1,521
Other intangibles	2,102	(723)	1,379	1,938	(564)	1,374
Total finite-lived intangibles	$439,928	$(45,958)	$393,970	$27,264	$(24,369)	2,895
Total intangible assets	$504,359	$(45,958)	$458,401	$91,362	$(24,369)	$66,993

Aggregate amortization expense for intangible assets for the periods shown is expected to be as follows:

Year Ending December 31,	Amount
(in thousands)
2016 Remaining	$12,463
2017	45,091
2018	39,372
2019	35,428
2020	32,718
2021	30,139
thereafter	198,759
Total	$393,970

Changes in the carrying amount of goodwill during the nine months ended September 30, 2016 are shown below (in thousands):

Goodwill as of December 31, 2015, Wireline segment	$10
Goodwill recorded January 2016, Cable segment, Colane acquisition	104
Goodwill recorded May 2016, Wireless segment, nTelos acquisition	145,299
Goodwill as of September 30, 2016	$145,413

Index

4.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Plant in service	$1,020,014	$718,503
Plant under construction	75,976	36,600
	1,095,990	755,103
Less accumulated amortization and depreciation	428,249	345,085
Net property, plant and equipment	$667,741	$410,018

5.	Earnings (loss) per share

Basic net income (loss) per share was computed on the weighted average number of shares outstanding.  Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options.  Of the 664 thousand shares and options outstanding at September 30, 2015, 46 thousand were anti-dilutive.  These shares and options have been excluded from the computations of diluted earnings per share for the three and nine months ended September 30, 2015.  Due to the net loss for the three and nine months ended September 30, 2016, no adjustment was made to basic shares, as such adjustment would have been anti-dilutive.  There were no adjustments to net income (loss) for any period.

6.	Investments Carried at Fair Value

Investments include $2.9 million and $2.7 million of investments carried at fair value as of September 30, 2016 and December 31, 2015, respectively, consisting of equity, bond and money market mutual funds.  Investments carried at fair value were acquired under a rabbi trust arrangement related to the Company’s nonqualified Supplemental Executive Retirement Plan (the “SERP”). The Company purchases investments in the trust to mirror the investment elections of participants in the SERP; gains and losses on the investments in the trust are reflected as increases or decreases in the liability owed to the participants. During the nine months ended September 30, 2016, the Company recognized $161 thousand in dividend and interest income from investments, and recorded net unrealized gains of $180 thousand on these investments. Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds.

7.	Equipment Installment Plan Receivables

As part of the acquisition of nTelos, the Company acquired the accounts receivable associated with nTelos’ Equipment Installment Plan, (“EIP”).  This plan allowed EIP subscribers to pay for their devices in installments over a 24-month period. At the time of an installment sale, nTelos imputed interest on the installment receivable using current market interest rate estimates ranging from approximately 5% to 10%.  Additionally, the customer had the right to trade in their original device after a specified period of time for a new device and have the remaining unpaid balance satisfied. This trade-in right was measured at the estimated fair value of the device being traded in based on current trade-in values and the timing of the trade-in.

Immediately following the acquisition, the Company terminated the EIP offering but has continued to service the installment receivable and trade in obligation until such time that the customer migrates to Sprint.  The accounts receivable associated with EIP and the trade-in liability were estimated at its fair value at acquisition date in accordance with ASC 805, “Business Combinations”.

There was $9.3 million of unmigrated, acquired EIP receivables as of September 30, 2016.  The short term portion of $7.4 million is included in accounts receivable, net.  The long term portion of $1.9 million is included in deferred charges and other assets, net. An additional $6.3 million of acquired EIP receivables have been subsequently transferred to Sprint and the resulting receivables from Sprint are also included in accounts receivable, net.

Index

8.	Financial Instruments

Financial instruments on the consolidated balance sheets that approximate fair value include:  cash and cash equivalents, restricted cash, receivables, investments carried at fair value, payables, accrued liabilities, interest rate swaps and variable rate long-term debt.

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

The Company entered into a pay-fixed, receive-variable interest rate swap of $174.6 million of notional principal in September 2012.  This interest rate swap was designated as a cash flow hedge.  The total outstanding notional amount of the cash flow hedge was $139.7 million as of September 30, 2016.  The outstanding notional amount decreases as the Company makes scheduled principal payments on the debt.

In May 2016, the Company entered into a pay-fixed, receive-variable interest rate swap of $256.6 million of notional principal with three counterparties.   This interest rate swap was designated as a cash flow hedge.  The total outstanding notional amount of the cash flow hedge was $287.3 million as of September 30, 2016.  The outstanding notional amount increases with each expected draw on the term debt and decreases as the Company makes scheduled principal payments on the debt.  In combination with the swap entered into in 2012 described above, the Company is hedging approximately 50% of the expected outstanding debt (including expected draws under the delayed draw term loan) associated with the nTelos acquisition.

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

Amounts reported in accumulated other comprehensive income (loss) related to the interest rate swaps designated and  qualified as a cash flow hedge, are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2016, the Company estimates that $2.3 million will be reclassified as an increase to interest expense during the next twelve months due to the interest rate swaps since the hedge interest rate exceeds the variable interest rate on the debt.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the condensed consolidated balance sheet as of September 30, 2016 and December 31, 2015 (in thousands):

	Derivatives
		Fair Value as of
	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate swap
	Accrued liabilities and other	$(2,283)	$(682)
	Other liabilities	(1,355)	—
	Deferred charges and other assets, net	—	1,370
Total derivatives designated as hedging instruments		$(3,638)	$688

The fair value of interest rate swaps is determined using a pricing model with inputs that are observable in the market (level 2 fair value inputs).

Index

The table below presents change in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2016 (in thousands):

	Gains and (Losses) on Cash Flow Hedges	Income Tax (Expense) Benefit	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2015	$688	$(273)	$415
Other comprehensive loss before reclassifications	(5,832)	2,363	(3,469)
Amounts reclassified from accumulated other comprehensive income (to interest expense)	1,506	(610)	896
Net current period other comprehensive loss	(4,326)	1,753	(2,573)
Balance as of September 30, 2016	$(3,638)	$1,480	$(2,158)

10.	Accrued and Other liabilities

Accrued liabilities and other includes the following (in thousands);

	September 30, 2016	December 31, 2015
Sales and property taxes payable	$6,835	$1,055
Severance accrual, current portion	5,625	—
Asset retirement obligations, current portion	8,063	—
Other current liabilities	11,010	6,584
Accrued liabilities and other	$31,533	$7,639

Other liabilities include the following (in thousands):

	September 30, 2016	December 31, 2015
Retirement plan obligations	$22,156	$2,654
Non-current portion of deferred revenues	8,819	4,156
Straight-line management fee waiver	7,687	—
Other	3,935	2,229
Other liabilities	$42,597	$9,039

11.	Segment Information

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

The Wireless segment had provided digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, as a Sprint PCS Affiliate. With the recent acquisition of nTelos (see Note 2), the Company's wireless service has expanded to include south-central and western Virginia, West Virginia, and small portions of Kentucky and Ohio. This segment also owns cell site towers built on leased land, and leases space on these towers to both affiliates and non-affiliated service providers.

Index

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

Three months ended September 30, 2016
(in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$111,001	$24,948	$4,948	$—	$—	$140,897
Other	7,978	2,031	5,930	—	—	15,939
Total external revenues	118,979	26,979	10,878	—	—	156,836
Internal revenues	1,140	587	7,854	—	(9,581)	—
Total operating revenues	120,119	27,566	18,732	—	(9,581)	156,836

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	43,097	14,654	9,442	—	(8,876)	58,317
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	29,892	4,770	1,676	4,736	(705)	40,369
Integration and acquisition expenses	14,499	—	—	773	—	15,272
Depreciation and amortization	38,038	5,860	2,822	87	—	46,807
Total operating expenses	125,526	25,284	13,940	5,596	(9,581)	160,765
Operating income (loss)	$(5,407)	$2,282	$4,792	$(5,596)	$—	$(3,929)

Index

Three months ended September 30, 2015
 (in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$47,793	$22,284	$4,904	$—	$—	$74,981
Other	2,734	1,882	5,615	—		10,231
Total external revenues	50,527	24,166	10,519	—	—	85,212
Internal revenues	1,109	251	6,759		(8,119)	—
Total operating revenues	51,636	24,417	17,278	—	(8,119)	85,212

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	15,572	14,124	8,212	—	(7,338)	30,570
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	9,027	4,948	1,688	3,424	(781)	18,306
Integration and acquisition expenses	—	—	—	2,129	—	2,129
Depreciation and amortization	9,644	5,948	3,404	122	—	19,118
Total operating expenses	34,243	25,020	13,304	5,675	(8,119)	70,123
Operating income (loss)	$17,393	$(603)	$3,974	$(5,675)	$—	$15,089

Index

Nine months ended September 30, 2016
 (in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$250,053	$73,455	$14,727	$—	$—	$338,235
Other	17,461	5,799	18,221	—	—	41,481
Total external revenues	267,514	79,254	32,948	—	—	379,716
Internal revenues	3,417	1,159	22,754		(27,330)	—
Total operating revenues	270,931	80,413	55,702	—	(27,330)	379,716

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	94,892	43,864	26,892	—	(25,294)	140,354
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	65,219	14,672	4,951	13,457	(2,036)	96,263
Integration and acquisition expenses	19,889	—	—	15,912	—	35,801
Depreciation and amortization	70,026	17,834	8,789	312	—	96,961
Total operating expenses	250,026	76,370	40,632	29,681	(27,330)	369,379
Operating income (loss)	$20,905	$4,043	$15,070	$(29,681)	$—	$10,337

Nine months ended September 30, 2015
 (in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$144,917	$65,802	$14,543	$—	$—	$225,262
Other	8,611	5,495	15,834	—	—	29,940
Total external revenues	153,528	71,297	30,377	—	—	255,202
Internal revenues	3,319	585	18,950		(22,854)	—
Total operating revenues	156,847	71,882	49,327	—	(22,854)	255,202

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	47,661	41,378	23,224	—	(20,722)	91,541
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	26,996	14,924	4,923	10,313	(2,132)	55,024
Integration and acquisition expenses	—	—	—	3,153	—	3,153
Depreciation and amortization	26,089	17,286	9,411	333	—	53,119
Total operating expenses	100,746	73,588	37,558	13,799	(22,854)	202,837
Operating income (loss)	$56,101	$(1,706)	$11,769	$(13,799)	$—	$52,365

Index

A reconciliation of the total of the reportable segments’ operating income (loss) to consolidated income (loss) before taxes is as follows:

	Three Months Ended September 30,
(in thousands)	2016	2015
Total consolidated operating income (loss)	$(3,929)	$15,089
Interest expense	(8,845)	(1,808)
Non-operating income, net	1,527	180
Income (loss) before income taxes	$(11,247)	$13,461

	Nine Months Ended September 30,
	2016	2015
Total consolidated operating income (loss)	$10,337	$52,365
Interest expense	(16,369)	(5,663)
Non-operating income, net	3,147	1,253
Income (loss) before income taxes	$(2,885)	$47,955

The Company’s assets by segment are as follows:

(in thousands)	September 30, 2016	December 31, 2015
Wireless	$1,106,023	$205,718
Cable	213,664	209,132
Wireline	109,647	105,369
Other	1,052,205	463,390
Combined totals	2,481,539	983,609
Inter-segment eliminations	(1,047,914)	(356,458)
Consolidated totals	$1,433,625	$627,151

12.	Income Taxes

The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2013 are no longer subject to examination. The Company is not subject to any state or federal income tax audits as of September 30, 2016.

13.	Adoption of New Accounting Principles

During 2016, the Company adopted four recent accounting principles: Accounting Standards Update 2015-3, “Interest – Imputation of Interest” (ASU 2015-3), ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, ASU 2016-9, “Improvements to Employee Share-based Payment Accounting,” and ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.”

ASU 2015-3 requires that premiums, discounts, and loan fees and costs associated with long term debt be reflected as a reduction of the outstanding debt balance.  Previous guidance had treated such loan fees and costs as a deferred charge on the balance sheet.  As a result of implementing ASU 2015-3, the Company reclassified $1.6 million of unamortized loan fees and costs included in deferred charges and other assets as of December 31, 2015 to long-term debt.  Approximately $0.5 million was allocated to current maturities of long-term debt, and $1.1 million to long term debt.  Total assets, as well as total liabilities and shareholders’ equity, were also reduced by the same $1.6 million.  In addition, the Company reclassified $4.3 million of unamortized loan fees and costs included in deferred charges and other assets to long term debt in connection with the new Term loan A-1 and A-2 borrowing related to the acquisition of nTelos.  Total assets, as well as total liabilities and shareholders’ equity, were also reduced by the same $4.3 million.  There was no impact on the statements of income or cash flows.

Index

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

ASU 2016-9 simplifies certain provisions related to the accounting for the tax effects of stock-based compensation transactions.  In particular for the Company, it eliminates the requirement to determine for each award whether the difference between book compensation and tax compensation results in an excess tax benefit or a tax deficiency, which generally speaking, result in an entry to additional paid-in-capital.  Under the new guidance, all tax effects for exercised or vested awards are recognized as discrete items in income tax expense.  The new guidance also allows an employer to withhold shares to cover more than the minimum statutory withholding taxes (but not more than the maximum statutory withholding requirements) without causing an equity-classified award to become a liability classified award.  The other provisions of the new guidance are either not applicable or have no significant impact on the Company’s accounting for stock-based compensation transactions.  The Company has elected to early adopt the new guidance and apply it prospectively to tax effects on share-based compensation transactions.

ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. See Note 2 for adjustments recorded during the third quarter of 2016.

14.	Long-term Debt and Revolving Line of Credit

Total debt consists of the following:

(In thousands)	September 30, 2016	December 31, 2015
Term loan A	$—	$201,250
Term loan A-1	478,937	—
Term loan A-2	350,000	—
	828,937	201,250
Less: unamortized loan fees	19,370	1,589
Total debt, net of unamortized loan fees	$809,567	$199,661

Current maturities of long term debt, net of unamortized loan fees	$25,972	$22,492
Long-term debt, less current maturities, net of unamortized loan fees	$783,595	$177,169

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

As of September 30, 2016, the Company’s indebtedness totaled $809.6 million, net of unamortized loan fees of $19.4 million, with an annualized overall weighted average interest rate of approximately 3.83%.  The Term Loan A-1 bears interest at one-

Index

month LIBOR plus a margin of 2.75%, while the Term Loan A-2 bears interest at one-month LIBOR plus a margin of 3.00%.  LIBOR resets monthly.  These loans are more fully described below.

The Term Loan A-1 requires quarterly principal repayments of $6.1 million, which began on September 30, 2016, and will continue through June 30, 2017, increasing to $12.1 million quarterly from September 30, 2017 through June 30, 2020, increasing to $18.2 million quarterly from September 30, 2020 thereafter through March 31, 2021, with the remaining expected balance of approximately $260.7 million due June 30, 2021.  The Term Loan A-2 requires quarterly principal repayments of $10.0 million beginning on September 30, 2018 through March 31, 2023, with the current remaining expected balance of approximately $160.0 million due June 30, 2023.

The 2016 credit agreement also required the Company to enter into one or more hedge agreements to manage its exposure to interest rate movements.  The Company elected to hedge the minimum required under the 2016 credit agreement, and entered into a pay fixed, receive variable swap on 50% of the aggregate expected principal balance of the term loans outstanding.  The Company will receive one month LIBOR and pay a fixed rate of 1.16%, in addition to the 2.75% initial spread on Term Loan A-1 and the 3.00% initial spread on Term Loan A-2.

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

•
a minimum debt service coverage ratio, defined as EBITDA minus certain cash taxes divided by the sum of all scheduled principal payments on the Term Loans and scheduled principal payments on other indebtedness plus cash interest expense, greater than 2.00 to 1.00;

•
the Company must maintain a minimum liquidity balance, defined as availability under the revolver facility plus unrestricted cash and cash equivalents on deposit in a deposit account for which a control agreement has been delivered to the administrative agent under the 2016 credit agreement, of greater than $25 million at all times.

These ratios are generally less restrictive than the covenant ratios the Company had been required to comply with under its previously existing debt arrangements.  As of September 30, 2016, the Company was in compliance with the covenants in the 2016 credit agreement.

Future maturities of long-term debt principal are as follows (in thousands):

Remainder of 2016	$6,062
2017	36,375
2018	68,500
2019	88,500
2020	100,625
Thereafter	528,875
Total	$828,937

Index

15.	Pension Plan and Other Postretirement Benefits

The Company assumed, through its acquisition of nTelos, a qualified pension plan and other postretirement benefit plans. The following tables provide the benefit obligations, fair value of assets and a statement of the funded status as of the acquisition date (in thousands):

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
Benefit obligations, at acquisition	$37,443	$4,568
Fair value of plan assets, at acquisition	22,813	—
Funded status:
Total liability, at acquisition	(14,630)	(4,568)
Net pension income (expense) since acquisition date	39	(79)
Total liability as of September 30, 2016	$(14,591)	$(4,647)

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

The following table provides the components of net periodic benefit cost (income) for the plans for the period from acquisition date to December 31, 2016 (in thousands):

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
Components of net periodic benefit cost (income):
Service cost	$—	$18
Interest cost	956	108
Expected return on plan assets	(1,018)	—
Net periodic cost (income)	$(62)	$126

The assumptions used in the measurements of the Company’s benefit obligations at May 6, 2016 for the plans are shown in the following table:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
Discount rate	3.85%	3.85%

The assumptions used in the measurements of the Company’s net periodic benefit cost (income) for the consolidated statement of operations for the period from acquisition date through December 31, 2016 are:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
Discount rate	3.85%	3.85%
Expected return on plan assets	6.75%	—%

Index

The Company reviews the assumptions noted in the above tables annually or more frequently to reflect anticipated future changes in the underlying economic factors used to determine these assumptions. The discount rates assumed reflect the rate at which the Company could invest in high quality corporate bonds in order to settle future obligations.

The Company uses updated mortality tables published by the Society of Actuaries that predict increasing life expectancies in the United States.

For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2016 for the obligation as of the acquisition date. The rate was assumed to decrease one-half percent per year to a rate of 5.0% for 2022 and remain at that level thereafter.

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

The average actual asset allocations by asset category and the fair value by asset category as of May 6, 2016 were as follows (in thousands):

Asset Category	Actual Allocation	Fair Value
Large Cap Value	32%	$7,244
Mid Cap Blend	9%	2,026
Small Cap Blend	5%	1,151
Foreign Stock – Large Cap	30%	6,867
Bond	20%	4,611
Cash and cash equivalents	4%	914
Total	100%	$22,813

The actual and target allocation for plan assets is broadly defined and measured as follows:

Asset Category	Actual Allocation	Target Allocation
Equity securities	76%	65-75
Bond securities and cash equivalents	24%	25-35
Total	100%	100%

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

The assumed long-term return noted above is the target long-term return. Overall return, risk adjusted return, and management fees are assessed against a peer group and benchmark indices. There are minimum performance standards that must be attained within the investment portfolio. Reporting on asset performance is provided quarterly and review meetings are held semi-

Index

annually. In addition to normal rebalancing to maintain an adequate cash reserve, projected cash flow needs of the plan are reviewed at least annually to ensure liquidity is properly managed.

The Company does not expect to contribute to the pension plan in 2016. The Company expects the net periodic benefit income for the defined benefit pension plan in 2016 to be $0.1 million and expects the periodic benefit cost for the other postretirement benefit plans in 2016 to be $0.1 million.

The following estimated future pension benefit payments and other postretirement benefit plan payments which reflect expected future service, as appropriate, are expected to be paid in the years indicated (in thousands):

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans
Remainder of 2016	$186	$48
2017	700	136
2018	720	131
2019	768	134
2020	868	142
Aggregate of next five years	6,219	977

Note 16. Lease Commitments

The Company leases land, buildings and tower space under various non-cancelable agreements, which expire between the years 2016 and 2051 and require various minimum annual rental payments. These leases typically include renewal options and escalation clauses. In general, tower leases have five or ten year initial terms with four renewal terms of five years each. The other leases generally contain certain renewal options for periods ranging from five to twenty years.

Future minimum lease payments under non-cancelable operating leases, including renewals that are reasonably assured at the inception of the lease, with initial variable lease terms in excess of one year as of September 30, 2016, are as follows
(in thousands):

Remainder of 2016	$12,229
2017	48,512
2018	48,135
2019	47,217
2020	46,130
2021	45,950
Thereafter	237,024
$485,197

The Company’s total rent expense was $28.6 million and $12.7 million during the nine months ended September 30, 2016 and 2015, respectively. The increase during the year resulted from leases assumed in the acquisition of nTelos.

Index

As lessor, the Company has leased buildings, tower space and telecommunications equipment to other entities under various non-cancelable agreements, which require various minimum annual payments. The total minimum rental receipts at September 30, 2016 are as follows (in thousands):

Remainder of 2016	$1,532
2017	5,643
2018	5,235
2019	4,924
2020	4,241
2021	2,255
Thereafter	2,872
$26,702

The Company’s total rent income was $5.3 million and $4.7 million during the nine months ended September 30, 2016 and 2015, respectively. Total rent income includes month-to-month leases which are excluded from the table above.

17. Subsequent Events

On October 17, 2016, the Company’s Board of Directors approved a dividend of $0.25 per common share to be paid December 1, 2016 to shareholders of record as of the close of business on November 4, 2016. Before dividend reinvestments, the total payout is expected to be approximately $12.2 million.

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

*
The Wireless segment has historically provided digital wireless service as a Sprint PCS Affiliate to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia.  Following the acquisition of nTelos, the Company’s wireless service area expanded to include south-central and western Virginia, West Virginia, and small portions of Kentucky and Ohio.  In these areas, we are the exclusive provider of Sprint-branded wireless mobility communications network products and services on the 800 MHz, 1900 MHz and 2.5 GHz bands.  This segment also owns cell site towers built on leased land, and leases space on these towers to both affiliates and non-affiliated service providers.

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

A fourth segment, Other, primarily includes Shenandoah Telecommunications Company, the parent holding company, and includes corporate costs of executive management, information technology, legal, finance, and human resources. This segment also includes certain acquisition and integration costs primarily consisting of severance accruals for short-term nTelos employees to be separated as integration activities wind down and transaction related expenses such as investment advisor, legal and other professional fees.

Acquisition of nTelos and Exchange with Sprint: On May 6, 2016, we completed our previously announced acquisition of NTELOS Holdings Corp. (“nTelos”) for $665.4 million in cash, net of cash acquired.  The purchase price was financed by a credit facility arranged by CoBank, ACB.  We have included the operations of nTelos for financial reporting purposes for periods subsequent to the acquisition.

Immediately after acquiring nTelos, we exchanged spectrum licenses valued at $198.2 million and customer based contract rights, valued at $203.4 million, acquired from nTelos with Sprint, and received an expansion of our affiliate service territory to include most of the service area served by nTelos, valued at $287.8 million, as well as additional customer based contract rights, valued at $113.8 million, relating to nTelos’ and Sprint’s legacy customers in the our affiliate service territory. The value of the affiliate agreement expansion is based on changes to the amended affiliate agreement that include an increase in the price to be paid by Sprint from 80% to 90% of the entire business value of PCS if the affiliate agreement is not renewed and an

Index

extension of the affiliate agreement with Sprint by five years to 2029. Also included in the value is the expanded territory in the nTelos service area and the accompanying right to serve all future Sprint customers in the expanded territory, our commitment to upgrade certain coverage and capacity in the newly acquired service area, the waiver of a portion of the management fee charged by Sprint, as well as other items defined in the amended affiliate agreement.

The Company expects to incur a total of between $106.0 million and $126.0 million of integration and acquisition expenses associated with this transaction, excluding approximately $24.0 million of debt issuance costs. In connection with the acquisition, The Company also chose to proactively migrate former nTelos customers to devices that can interact with the Sprint billing and network systems.  Expected costs also include the nTelos back office staff and support functions until the nTelos legacy customers are migrated to the Sprint billing platform; cost of the handsets to be provided to nTelos legacy customers as they migrate to the Sprint billing platform; severance costs for back office and other former nTelos employees who will not be retained permanently; and transaction related fees.  We have incurred $20.2 million and $43.9 million of these costs in the three months and nine months ended September 30, 2016, respectively. These costs include $0.7 million reflected in cost of goods and services and $4.2 million reflected in selling, general and administrative costs in the three month period ended September 30, 2016, and $1.0 million reflected in cost of goods and services and $7.1 million reflected in selling, general and administrative costs in the nine month period ended September 30, 2016.

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

Index

We record annual amounts relating to the Pension Plan and postretirement benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, turnover rates and healthcare cost trend rates. We review our assumptions on an annual basis and make modifications to the assumptions based on current rates and trend when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprenhensive income (loss) and amortized to net periodic cost over future periods using the corridor method.

Results of Operations

Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015

Our consolidated results for the third quarter of 2016 and 2015 are summarized as follows:

	Three Months Ended September 30,		Change
(in thousands)	2016	2015	$	%
Operating revenues	$156,836	$85,212	$71,624	84.1
Operating expenses	160,765	70,123	90,642	129.3
Operating income (loss)	(3,929)	15,089	(19,018)	(126.0)

Interest expense	(8,845)	(1,808)	(7,037)	389.2
Other income, net	1,527	180	1,347	748.3
Income (loss) before taxes	(11,247)	13,461	(24,708)	(183.6)
Income tax expense (benefit)	(3,651)	5,465	(9,116)	NM
Net income (loss)	$(7,596)	$7,996	$(15,592)	(195.0)

Operating revenues

For the three months ended September 30, 2016, operating revenues increased $71.6 million, or 84.1%. Wireless segment revenues increased $68.5 million compared to the third quarter of 2015; nearly all of this increase was a result of the acquisition of nTelos on May 6, 2016. Cable segment revenues grew $3.1 million primarily as a result of 6.8% growth in average subscriber counts and an increase in revenue per subscriber.  Wireline segment revenues increased $0.3 million, primarily due to increases in fiber sales.

Operating expenses

Total operating expenses were $160.8 million in the third quarter of 2016 compared to $70.1 million in the prior year period.  Operating expenses in the third quarter of 2016 included $15.3 million of integration and acquisition costs associated with the nTelos acquisition, including $14.5 million on the Wireless segment and $0.8 million in the Other segment.  Selling, general and administrative expenses and cost of goods and services in the Wireless segment included an additional $4.9 million of nTelos-related customer care and other back office costs related to supporting the nTelos legacy customers until the migration of these customers is completed. Wireless segment operating expenses increased $71.9 million (excluding the $19.4 million of customer care, integration and acquisition expenses described above), primarily due to on-going costs associated with the acquired nTelos operations including $28.4 million of incremental depreciation and amortization expenses.  All other operating expenses decreased $1.4 million, net of eliminations of intersegment activities.

Acquisition and integration costs on the Other segment primarily consisted of transaction related expenses such as legal and other professional fees.  On the Wireless segment, such costs included handsets provided to nTelos subscribers who needed a new phone to transition to the Sprint billing platform, costs associated with terminating duplicative cell sites leases and backhaul circuits, and personnel costs associated with short-term nTelos employees required to migrate the former nTelos customers to the Sprint back-office.

Index

Income tax expense (benefit)

Our effective tax rate decreased from 40.6% for the three months ended September 30, 2015 to 32.5% for the three months ended September 30, 2016.  This decrease primarily resulted from state tax effects in the 2016 period resulting from recognizing income in higher tax states and losses in lower tax states as a result of the nTelos acquisition.

Net income (loss)

For the three months ended September 30, 2016, net income decreased $15.6 million, or 195.0%, primarily reflecting acquisition and integration costs incurred, increased depreciation and amortization, straight-lining of certain Sprint fee credits, and higher interest on the increased balance of outstanding debt as a result of the nTelos acquisition, net of taxes.

Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015

The Company’s consolidated results for the first nine months of 2016 and 2015 are summarized as follows:

	Nine Months Ended September 30,		Change
(in thousands)	2016	2015	$	%
Operating revenues	$379,716	$255,202	$124,514	48.8
Operating expenses	369,379	202,837	166,542	82.1
Operating income	10,337	52,365	(42,028)	(80.3)
Interest expense	(16,369)	(5,663)	(10,706)	189.1
Other income, net	3,147	1,253	1,894	151.2
Income (loss) before taxes	(2,885)	47,955	(50,840)	(106.0)
Income tax expense (benefit)	(2,174)	19,199	(21,373)	(111.3)
Net income (loss)	$(711)	$28,756	$(29,467)	(102.5)

Operating revenues

For the nine months ended September 30, 2016, operating revenues increased $124.5 million, or 48.8%. Wireless segment revenues increased $114.1 million compared to the first nine months of 2015. The new revenues associated with the nTelos customers and the Sprint customers in the nTelos footprint accounted for most of this increase.  Cable segment revenues grew $8.5 million primarily as a result of 6.6% growth in average subscriber counts and an increase in revenue per subscriber, while revenues from fiber contracts increased $0.7 million.  Wireline segment revenues increased $3.2 million, primarily due to increases in fiber sales.

Operating expenses

Total operating expenses increased $166.5 million in the nine months ended September 30, 2016 compared to the prior year period.  Operating expenses in the nine months ended September 30, 2016 included $35.8 million of integration and acquisition costs associated with the nTelos acquisition, including $19.9 million on the Wireless segment and $15.9 million in the Other segment.  Selling, general and administrative expenses and cost of goods and services in the Wireless segment included an additional $8.1 million of nTelos-related customer care and other back office costs related to supporting the nTelos legacy customers until the migration of these customers is completed. Wireless segment operating expenses increased $121.3 million (excluding the $28.0 million of customer care, integration and acquisition expenses described above), primarily due to on-going costs associated with the acquired nTelos operations and $43.9 million of incremental depreciation associated with the related acquired assets.  All other operating expenses increased $1.3 million, net of eliminations of intersegment activities.

Acquisition and integration costs on the Other segment primarily consisted of severance accruals for short-term nTelos personnel to be separated as integration activities wind down, and transaction related expenses (such as investment advisor, legal and other professional fees).  On the Wireless segment, such costs included handsets provided to nTelos subscribers who needed a new phone to transition to the Sprint billing platform, personnel costs associated with short-term nTelos employees required to migrate the former nTelos customers to the Sprint back-office, and costs to shutdown duplicate cell site leases and backhaul circuits.

Index

Income tax expense (benefit)

Our effective tax rate increased from 40.0% for the nine months ended September 30, 2015 to 75.4% for the nine months ended September 30, 2016.  This increase resulted from discrete tax benefits resulting from the change in accounting for stock option exercises and share award distributions in the first nine months of 2016 in accordance with ASU 2016-09.  In prior year periods, such tax benefits were recorded directly to equity. Offsetting the effect of the discrete benefits included the impact of non-deductible expenses as well as the effect of state rate effects when income recognized in higher tax states is combined with losses in states with lower rates.

Net income (loss)

For the nine months ended September 30, 2016, net income decreased $29.5 million, or 102.5%, primarily reflecting acquisition and integration costs incurred, increased depreciation and amortization, straight-lining of certain Sprint fee credits, and higher interest on the expanded outstanding debt as a result of the nTelos acquisition, net of taxes.

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

The following tables show selected operating statistics of the Wireless segment as of the dates shown:

	September 30, 2016	December 31, 2015	September 30, 2015	December 31, 2014
Retail PCS Subscribers – Postpaid	718,785	312,512	303,527	287,867
Retail PCS Subscribers – Prepaid	275,446	142,840	145,104	145,162
PCS Market POPS (000) (1)	5,536	2,433	2,421	2,415
PCS Covered POPS (000) (1)	4,715	2,224	2,213	2,207
CDMA Base Stations (sites)	1,425	552	548	537
Towers Owned	181	158	154	154
Non-affiliate Cell Site Leases	186	202	203	198

Index

The changes from December 31, 2015 to September 30, 2016 shown above include the following amounts acquired in the nTelos acquisition and the exchange with Sprint on May 6, 2016:

Acquired PCS Subscribers – Postpaid	404,444
Acquired PCS Subscribers – Prepaid	154,944
Acquired PCS Market POPS (000) (1)	3,099
Acquired PCS Covered POPS (000) (1)	2,298
Acquired CDMA Base Stations (sites) (2)	868
Towers	20
Non-affiliate Cell Site Leases	10

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross PCS Subscriber Additions – Postpaid	41,563	19,638	85,104	54,477
Net PCS Subscriber Additions – Postpaid	1,222	7,035	1,829	15,660
Gross PCS Subscriber Additions – Prepaid	35,202	20,228	83,786	63,806
Net PCS Subscriber Losses – Prepaid	(13,865)	(327)	(22,338)	(58)
PCS Average Monthly Retail Churn % - Postpaid (3)	2.01%	1.40%	1.71%	1.47%
PCS Average Monthly Retail Churn % - Prepaid (3)	5.43%	4.72%	5.06%	4.85%

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

During the three and nine months ended September 30, 2016, 2,880 and 4,410 former nTelos prepaid subscribers, respectively, switched to postpaid subscribers as they migrated to the Sprint back-office platforms.

Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015

(in thousands)	Three Months Ended September 30,		Change
	2016	2015	$	%
Segment operating revenues
Wireless service revenue	$111,001	$47,793	$63,208	132.3
Tower lease revenue	2,909	2,610	299	11.5
Equipment revenue	3,539	1,104	2,435	220.6
Other revenue	2,670	129	2,541	NA
Total segment operating revenues	120,119	51,636	68,483	132.6
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	43,097	15,572	27,525	176.8
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	29,892	9,027	20,865	231.1
Integration and acquisition expenses	14,499	—	14,499	NM
Depreciation and amortization	38,038	9,644	28,394	294.4
Total segment operating expenses	125,526	34,243	91,283	266.6
Segment operating income (loss)	$(5,407)	$17,393	$(22,800)	(131.1)

Index

Service Revenues

Wireless service revenue increased $63.2 million, or 132.3%, for the three months ended September 30, 2016, compared to the comparable 2015 period. See table below.

(in thousands)	Three Months Ended September 30,		Change
Service Revenues	2016	2015	$	%
Postpaid net billings (1)	$97,470	$45,864	$51,606	112.5
Sprint fees
Management fee	(7,919)	(3,687)	(4,232)	114.8
Net Service fee	(6,745)	(6,453)	(292)	4.5
Waiver of management fee	7,996	—	7,996	NM
	(6,668)	(10,140)	3,472	(34.2)
Prepaid net billings
Gross billings	25,156	12,760	12,396	97.1
Sprint management fee	(1,521)	(766)	(755)	NM
Waiver of management fee	1,521	—	1,521	NM
	25,156	11,994	13,162	109.7
Travel and other revenues	5,276	75	5,201	NM
Accounting adjustments
Amortization of expanded affiliate agreement	(5,593)	—	(5,593)	NM
Straight-line adjustment - management fee waiver	(4,640)	—	(4,640)	NM
	(10,233)	—	(10,233)	NM
Total Service Revenues	$111,001	$47,793	$63,208	132.3

(1) Postpaid net billings are defined under the terms of the affiliate contract with Sprint to be the gross billings to customers within our service territory less billing credits and adjustments and allocated write-offs of uncollectible accounts.

Operating revenues

The nTelos acquisition and other changes to the postpaid customer gross additions and churn, outlined in the tables above, resulted in an increase of $51.6 million or 112.5% in postpaid net billings.  Effective January 1, 2016, the fees retained by Sprint, and deducted from postpaid revenues, decreased from 22% to 16.6% and they agreed to settle certain revenue and expense items separately. As a result, Sprint fees (in particular, the net service fee) dropped by $5.3 million or 43.8% compared to what it would have been had the fee not been reduced. Travel and other revenues, which are now settled separately, grew by $5.2 million.  Prepaid net billings grew by $13.2 million or 109.7% as a result of the growth in the customer base related to the nTelos acquisition and other changes in gross additions and churn outlined in the tables above.

We recorded an asset related to the changes to the Sprint affiliate agreement as described in the nTelos acquisition footnote above.  That asset is being amortized through the expiration of the initial term of that contract in 2029 and, as a result, we recorded $5.6 million in amortization in the third quarter of 2016.   Sprint agreed to waive certain management fees that they would otherwise be entitled to under the affiliate agreement as a result of our commitment to buy nTelos, upgrade its network and support the former nTelos and Sprint customers.  The fees waived will be recognized on a straight line basis over the remainder of the initial term of the contract through 2029 and, as a result, we recorded an adjustment of $4.6 million in the third quarter of 2016.

Other operating revenues

The increases in equipment revenue and other revenue also resulted primarily from the nTelos acquisition, with the increase in other revenue primarily representing regulatory recovery revenues recognized by nTelos, whereas historically Sprint has recognized such revenues billed to customers in our service area.

Index

Cost of goods and services

Cost of goods and services increased $27.5 million, or 176.8%, in 2016 from the third quarter of 2015. The increase results from the growth in device subsidies of $2.1 million, new national handsets settled separately under the affiliate agreement of $1.1 million, increases in cell site rent and backhaul cost for incremental 868 cell sites in the nTelos territory of $14.1 million, as well as the related growth in the cost of network technicians to service and maintain these sites of $2.3 million.   Cost of goods and services also included $0.7 million of costs to support nTelos legacy billing operations until customers migrate to Sprint’s back-office systems.

Selling, general and administrative

Selling, general and administrative costs increased $20.9 million, or 231.1%, in the third quarter of 2016 from the comparable 2015 period.  This increase included $5.5 million of separately settled national channel commissions; $5.7 million from the operating costs of incremental stores acquired as a result of the nTelos acquisition; $1.0 million in incremental sales and marketing efforts to communicate with the new customers and begin efforts to migrate the nTelos legacy customers over to the Sprint platforms; and $2.3 million in other administrative costs related to the acquired operations. Costs associated with prepaid wireless offerings increased $0.9 million.  Selling, general and administrative costs also included $4.3 million of costs to support nTelos legacy billing operations until customers migrate to Sprint’s back-office systems.

Integration and acquisition

Integration and acquisition expenses of $14.5 million in the third quarter of 2016 include approximately $9.9 million for replacement handsets issued to former nTelos subscribers migrated to the Sprint billing platform, $4.1 million in costs to terminate duplicative cell site leases and backhaul contracts, and $0.5 million in other expenses.

Depreciation and amortization

Depreciation and amortization increased $28.4 million, or 294%, in the third quarter of 2016 over the comparable 2015 period, due primarily to $22.2 million in depreciation on the acquired fixed assets and $5.1 million in amortization of customer based intangibles recorded in the acquisition.  The $22.2 million depreciation included $4.6 million related to the second quarter of 2016 that resulted from depreciating additional assets and shortening the useful lives of other assets as a result of reviewing the preliminary asset valuation work. The $5.1 million of amortization expense included a reduction of $0.8 million relating to the second quarter of 2016 resulting from revisions to the initial valuation of these assets. Customer based intangibles are being amortized over accelerated lives.

Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015

(in thousands)	Nine Months Ended September 30,		Change
	2016	2015	$	%
Segment operating revenues
Wireless service revenue	$250,053	$144,917	$105,136	72.5
Tower lease revenue	8,471	7,772	699	9.0
Equipment revenue	7,771	3,871	3,900	100.7
Other revenue	4,636	287	4,349	NA
Total segment operating revenues	270,931	156,847	114,084	72.7
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	94,892	47,661	47,231	99.1
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	65,219	26,996	38,223	141.6
Integration and acquisition expenses	19,889	—	19,889	NM
Depreciation and amortization	70,026	26,089	43,937	168.4
Total segment operating expenses	250,026	100,746	149,280	148.2
Segment operating income	$20,905	$56,101	$(35,196)	(62.7)

Index

Service Revenues

Wireless service revenue increased $105.1 million, or 72.5%, for the nine months ended September 30, 2016, compared to the comparable 2015 period. See table below.

(in thousands)	Nine Months Ended September 30,		Change
Service Revenues	2016	2015	$	%
Postpaid net billings	$218,327	$139,342	$78,985	56.7
Sprint fees
Management fee	(17,914)	(11,124)	(6,790)	61.0
Net Service fee	(15,986)	(19,468)	3,482	(17.9)
Waiver of management fee	13,126	—	13,126	NM
	(20,774)	(30,592)	9,818	(32.1)
Prepaid net billings
Gross billings	58,744	38,255	20,489	53.6
Sprint management fee	(3,524)	(2,305)	(1,219)	NM
Waiver of management fee	2,486	—	2,486	NM
	57,706	35,950	21,756	60.5
Travel and other revenues	11,364	217	11,147	NM
Accounting adjustments
Amortization of expanded affiliate agreement	(8,883)	—	(8,883)	NM
Straight-line adjustment - management fee waiver	(7,687)	—	(7,687)	NM
	(16,570)	—	(16,570)	NM
Total Service Revenues	$250,053	$144,917	$105,136	72.5

Operating revenues

The nTelos acquisition and other changes to the postpaid customer gross additions and churn, outlined in the tables above, resulted in an increase of $79.0 million or 56.7% in postpaid net billings.  Effective January 1, 2016, the fees retained by Sprint, and deducted from postpaid revenues, decreased from 22% to 16.6% and they agreed to settle certain revenue and expense items separately. As a result, Sprint fees (in particular, the net service fee) dropped by $11.8 million or 42.4% relative to what it would have been had the rate not changed. Travel revenues, which are now settled separately, and other similarly settled items grew by $11.1 million.  Prepaid net billings grew by $21.8 million or 60.5% as a result of the growth in the customer base related to the nTelos acquisition and other changes in gross additions and churn outlined in the tables above.

We recorded an asset related to the changes to the Sprint affiliate agreement as described in the nTelos acquisition footnote above.  That asset is being amortized through the expiration of the initial term of that contract in 2029 and, as a result, we recorded $8.9 million in amortization in the nine months ended September 30, 2016. Sprint agreed to waive certain management fees that they would otherwise be entitled to under the affiliate agreement as a result of our commitment to buy nTelos, upgrade its network and support the former nTelos and Sprint customers.  The fees waived will be recognized on a straight line basis over the remainder of the initial term of the contract through 2029 and, as a result, we recorded an adjustment of $7.7 million in the nine months ended September 30, 2016.

Other operating revenues

The increases in equipment revenue and other revenue also resulted primarily from the nTelos acquisition, with the increase in other revenue primarily representing regulatory recovery revenues recognized by nTelos, whereas historically Sprint has recognized such revenues billed to customers in our service area.

Index

Cost of goods and services

Cost of goods and services increased $47.2 million, or 99.1%, in 2016 from the first nine months of 2015.  The increase results from the growth in prepaid device subsidies of $3.7 million, postpaid handset and accessory cost of goods growth of $1.8 million, new national handsets settled separately under the affiliate agreement of $4.2 million, increases in cell site rent and backhaul cost for incremental 868 cell sites in the nTelos territory of $27.1 million, as well as the related growth in the cost of network technicians and other costs to service and maintain these sites of $8.4 million.  Cost of goods and services also included $1.0 million of costs to support nTelos legacy billing operations until customers migrate to Sprint’s back-office systems.

Selling, general and administrative

Selling, general and administrative costs increased $38.2 million, or 141.6%, in the nine months ended September 30, 2016 from the comparable 2015 period.  This increase included $13.2 million of separately settled national channel commissions; $9.0 million from the operating costs of incremental stores acquired as a result of the nTelos acquisition; $2.1 million in incremental sales and marketing efforts to communicate with the new customers and begin efforts to migrate the nTelos legacy customers over to the Sprint platforms; and $4.0 million in other administrative costs related to the acquired operations. Costs associated with prepaid wireless offerings increased $2.4 million.  Selling, general and administrative costs also included $7.1 million of costs to support nTelos legacy billing operations until customers migrate to Sprint’s back-office systems.

Integration and acquisition

Integration and acquisition expenses of $19.9 million in the nine months ended September 30, 2016, include approximately $14.0 million for replacement handsets issued to former nTelos subscribers migrated to the Sprint billing platform, $4.1 million in costs to terminate duplicative cell site leases and backhaul circuits, and $1.8 million in other expenses.

Depreciation and amortization

Depreciation and amortization increased $43.9 million, or 168.4%, in the nine months ended September 30, 2016 over the comparable 2015 period, due primarily to $29.1 million in depreciation on the acquired fixed assets and $11.0 million in amortization of customer based intangibles recorded in the acquisition.  Customer based intangibles are being amortized over accelerated lives.

Index

Cable

The Cable segment provides video, internet and voice services in franchise areas in portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area. It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia, which are included in the Wireline segment.

On January 1, 2016, we acquired the assets of Colane Cable Company. With the acquisition, we received 3,299 video customers, 1,405 high-speed internet customers, and 302 voice customers. These customers are included in the September 30, 2016 totals shown below.

	September 30, 2016	December 31, 2015	September 30, 2015	December 31, 2014
Homes Passed (1)	184,698	172,538	172,388	171,589
Customer Relationships (2)
Video customers	48,924	48,184	48,421	49,247
Non-video customers	28,469	24,550	23,816	22,051
Total customer relationships	77,393	72,734	72,237	71,298
Video
Customers (3)	51,379	50,215	50,839	52,095
Penetration (4)	27.8%	29.1%	29.5%	30.4%
Digital video penetration (5)	76.3%	77.9%	75.2%	65.9%
High-speed Internet
Available Homes (6)	183,814	172,538	172,388	171,589
Customers (3)	59,852	55,131	53,960	50,686
Penetration (4)	32.6%	32.0%	31.3%	29.5%
Voice
Available Homes (6)	181,077	169,801	169,651	168,852
Customers (3)	21,199	20,166	19,723	18,262
Penetration (4)	11.7%	11.9%	11.6%	10.8%
Total Revenue Generating Units (7)	132,430	125,512	124,522	121,043
Fiber Route Miles	3,124	2,844	2,842	2,834
Total Fiber Miles (8)	84,945	76,949	75,021	72,694
Average Revenue Generating Units	131,707	124,054	123,282	117,744

1)
Homes and businesses are considered passed (“homes passed”) if we can connect them to our distribution system without further extending the transmission lines.  Homes passed is an estimate based upon the best available information.

2)	Customer relationships represent the number of customers who receive at least one of our services.

3)
Generally, a dwelling or commercial unit with one or more television sets connected to our distribution system counts as one video customer.  Where services are provided on a bulk basis, such as to hotels and some multi-dwelling units, the revenue charged to the customer is divided by the rate for comparable service in the local market to determine the number of customer equivalents included in the customer counts shown above.  During the first quarter of 2016, we modified the way we count subscribers when a commercial customer upgrades its internet service via a fiber contract. We retroactively applied the new count methodology to prior periods, and applied similar logic to certain bulk customers; the net result was reductions in internet subscriber counts of 559, 660 and 673 subscribers to December 31, 2015, September 30, 2015 and December 31, 2014 totals, respectively.

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

Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015

(in thousands)	Three Months Ended September 30,		Change
	2016	2015	$	%
Segment operating revenues
Service revenue	$24,948	$22,284	$2,664	12.0
Other revenue	2,618	2,133	485	22.7
Total segment operating revenues	27,566	24,417	3,149	12.9
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	14,654	14,124	530	3.8
Selling, general, and administrative, exclusive of depreciation and amortization shown separately below	4,770	4,948	(178)	(3.6)
Depreciation and amortization	5,860	5,948	(88)	(1.5)
Total segment operating expenses	25,284	25,020	264	1.1
Segment operating income (loss)	$2,282	$(603)	$2,885	(478.4)

Operating revenues

Cable segment service revenues increased $2.7 million, or 12.0%, due to a 6.8% increase in average revenue generating units, video rate increases in January 2016 to offset increases in programming costs, new and existing customers selecting higher-speed data (HSD) access packages and growth in the HSD and phone customers.

Other revenue grew $0.5 million, primarily due to new fiber contracts to towers, schools and libraries.

Operating expenses

Cable segment cost of goods and services increased $0.5 million, or 3.8%, in the third quarter of 2016 over the comparable 2015 period. Video programming costs, including retransmission fees, increased $0.3 million, due to a 1.5% increase in average RGU's and programming cost increases of 8% to 10% per affected channel.  The remainder of the increase resulted from higher network and maintenance costs.

Selling, general and administrative expenses decreased $0.2 million against the prior year quarter due to lower advertising costs, down $0.2 million.

Index

Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015

(in thousands)	Nine Months Ended September 30,		Change
	2016	2015	$	%
Segment operating revenues
Service revenue	$73,455	$65,802	$7,653	11.6
Other revenue	6,958	6,080	878	14.4
Total segment operating revenues	80,413	71,882	8,531	11.9

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	43,864	41,378	2,486	6.0
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	14,672	14,924	(252)	(1.7)
Depreciation and amortization	17,834	17,286	548	3.2
Total segment operating expenses	76,370	73,588	2,782	3.8
Segment operating income (loss)	$4,043	$(1,706)	$5,749	337.0

Operating revenues

Cable segment service revenues increased $7.7 million, or 11.6%, due to a 6.6% increase in average revenue generating units, video rate increases in January 2016 to offset increases in programming costs, new and existing customers selecting higher-speed data (HSD) access packages and growth in the HSD and phone customers.

Other revenue grew $0.9 million, primarily due to new fiber contracts to towers, schools and libraries.

Operating expenses

Cable segment cost of goods and services increased $2.5 million, or 6.0%, in the nine months ended September 30, 2016 over the comparable 2015 period. Video programming costs, including retransmission fees, increased $0.8 million, primarily due to programming cost increases of 8% to 10% per affected channel.  The remainder of the increase resulted from higher network and maintenance costs, up $1.1 million, and video regulatory fees, up $0.6 million.

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

	September 30, 2016	Dec. 31, 2015	September 30, 2015	Dec. 31, 2014
Telephone Access Lines (1)	18,737	20,252	21,598	21,612
Long Distance Subscribers	9,186	9,476	9,651	9,571
Video Customers (2)	5,285	5,356	5,375	5,692
DSL and Cable Modem Subscribers (3)	14,195	13,890	13,323	13,094
Fiber Route Miles	1,916	1,736	1,625	1,556
Total Fiber Miles (4)	133,903	123,891	107,432	99,387

1)	Effective October 1, 2015, we launched cable modem services on our cable plant, and ceased the requirement that a customer have a telephone access line to purchase internet service.

Index

2)	The Wireline segment’s video service passes approximately 16,000 homes.

3)
September 2016 and December 2015 totals include 911 and 420 customers, respectively, served via the coaxial cable network.  During first quarter 2016, we modified the way we count subscribers when a commercial customer upgrades its internet service via a fiber contract. We retroactively applied the new count methodology to prior periods and the net result was increases in internet subscriber counts of 804, 489 and 352 subscribers to December 31, 2015, September 30, 2015 and December 31, 2014 totals, respectively.

4)
Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance.  For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles. Fiber counts were revised following a review of fiber records in the first quarter of 2015.

Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015

	Three Months Ended September 30,		Change
(in thousands)	2016	2015	$	%
Segment operating revenues
Service revenue	$5,516	$5,596	$(80)	(1.4)
Carrier access and fiber revenues	12,365	10,854	1,511	13.9
Other revenue	851	828	23	2.8
Total segment operating revenues	18,732	17,278	1,454	8.4

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	9,442	8,212	1,230	15.0
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,676	1,688	(12)	(0.7)
Depreciation and amortization	2,822	3,404	(582)	(17.1)
Total segment operating expenses	13,940	13,304	636	4.8
Segment operating income	$4,792	$3,974	$818	20.6

Operating revenues

Total operating revenues in the quarter ended September 30, 2016 increased $1.5 million, or 8.4%, against the comparable 2015 period, as a result of increases in fiber and access contracts.

Operating expenses

Operating expenses overall increased $0.6 million, or 4.8%, in the quarter ended September 30, 2016, compared to the 2015 quarter. The $1.2 million increase in cost of goods and services primarily resulted from costs to support the increase in carrier access and fiber revenues shown above.

Index

Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015

	Nine Months Ended September 30,		Change
(in thousands)	2016	2015	$	%
Segment operating revenues
Service revenue	$16,433	$16,420	$13	0.1
Carrier access and fiber revenue	36,628	30,532	6,096	20.0
Other revenue	2,641	2,375	266	11.2
Total segment operating revenues	55,702	49,327	6,375	12.9

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	26,892	23,224	3,668	15.8
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	4,951	4,923	28	0.6
Depreciation and amortization	8,789	9,411	(622)	(6.6)
Total segment operating expenses	40,632	37,558	3,074	8.2
Segment operating income	$15,070	$11,769	$3,301	28.0

Operating revenues

Total operating revenues in the nine months ended September 30, 2016 increased $6.4 million, or 12.9%, against the comparable 2015 period. Carrier access and fiber revenues increased $6.1 million due to increases in fiber and access contracts.

Operating expenses

Operating expenses overall increased $3.1 million, or 8.2%, in the nine months ended September 30, 2016, compared to the 2015 period. The $3.7 million increase in cost of goods and services primarily resulted from costs to support the increase in carrier access and fiber revenues shown above.

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

Index

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

Adjusted OIBDA and continuing OIBDA have limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.  These limitations include the following:

•	they do not reflect capital expenditures;

•	many of the assets being depreciated and amortized will have to be replaced in the future and adjusted OIBDA and continuing OIBDA do not reflect cash requirements for such replacements;

•	they do not reflect costs associated with share-based awards exchanged for employee services;

•	they do not reflect interest expense necessary to service interest or principal payments on indebtedness;

•	they do not reflect gains, losses or dividends on investments;

•	they do not reflect expenses incurred for the payment of income taxes; and

•	other companies, including companies in our industry, may calculate adjusted OIBDA and continuing OIBDA differently than we do, limiting its usefulness as a comparative measure.

In light of these limitations, management considers adjusted OIBDA and continuing OIBDA as a financial performance measure that supplements but does not replace the information reflected in our GAAP results.
The following table shows adjusted OIBDA and continuing OIBDA for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Adjusted OIBDA	$73,746	$36,804	$170,166	$110,759
Continuing OIBDA	$64,228	$36,804	$154,554	$110,759

The following table reconciles adjusted OIBDA and continuing OIBDA to operating income (loss), which we consider to be the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2016 and 2015:

Consolidated:	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Operating income (loss)	$(3,929)	$15,089	$10,337	$52,365
Plus depreciation and amortization	46,807	19,118	96,961	53,119
Plus (gain) loss on asset sales	(81)	(1)	(144)	229
Plus share based compensation expense	496	469	2,570	1,893
Plus straight line adjustment to management fee waiver	4,640	—	7,687	—
Plus amortization of intangible netted in revenue	5,593	—	8,883	—
Plus temporary backoffice costs to support the billing operations through migration (1)	4,948	—	8,071	—
Plus integration and acquisition related expenses	15,272	2,129	35,801	3,153
Adjusted OIBDA	$73,746	$36,804	$170,166	$110,759
Less waived management fee	(9,518)	—	(15,612)	—
Continuing OIBDA	$64,228	$36,804	$154,554	$110,759

Index

(1) Once former nTelos customers migrate to the Sprint backoffice, the Company incurs certain postpaid fees retained by Sprint and prepaid costs passed to us by Sprint that would offset a portion of these savings. For the three and nine months ended September 30, 2016, these offsets were estimated at $1.3 million and $3.1 million, respectively.

The following tables reconcile adjusted OIBDA and continuing OIBDA to operating income by major segment for the three and nine months ended September 30, 2016 and 2015:

Wireless Segment:	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Operating income (loss)	$(5,407)	$17,393	$20,905	$56,101
Plus depreciation and amortization	38,038	9,644	70,026	26,089
Plus (gain) loss on asset sales	(45)	40	(84)	73
Plus share based compensation expense	246	109	1,058	441
Plus straight line adjustment to management fee waiver	4,640	—	7,687	—
Plus amortization of intangible netted in revenue	5,593	—	8,883	—
Plus temporary backoffice costs to support the billing operations through migration	4,945	—	8,067	—
Plus integration and acquisition related expenses	14,499	—	19,889	—
Adjusted OIBDA	$62,509	$27,186	$136,431	$82,704
Less waived management fee	(9,518)	—	(15,612)	—
Continuing OIBDA	$52,991	$27,186	$120,819	$82,704

Cable Segment:	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Operating income (loss)	$2,282	$(603)	$4,043	$(1,706)
Plus depreciation and amortization	5,860	5,948	17,834	17,286
Plus (gain) loss on asset sales	(19)	(39)	(53)	12
Plus share based compensation expense	108	164	673	665
Adjusted OIBDA and Continuing OIBDA	$8,231	$5,470	$22,497	$16,257

Wireline Segment:	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Operating income	$4,792	$3,974	$15,070	$11,769
Plus depreciation and amortization	2,822	3,404	8,789	9,411
Plus (gain) loss on asset sales	—	(2)	40	132
Plus share based compensation expense	49	84	284	330
Adjusted OIBDA and Continuing OIBDA	$7,663	$7,460	$24,183	$21,642

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

Sources and Uses of Cash. We generated $105.8 million of net cash from operations in the first nine months of 2016, compared to $83.1 million in the first nine months of 2015. Changes included a net loss compared to net income, increases in non-cash

Index

expenses including depreciation, amortization, and other items, changes in tax accounts, and by the timing of cash receipts and disbursements for taxes, inventories, and other items.

Indebtedness.  As of September 30, 2016, our indebtedness totaled $809.6 million in term loans with an annualized effective interest rate of approximately 4.16% after considering the impact of the interest rate swap contract and unamortized loan costs.  The balance consists of the $478.9 million Term Loan A-1 at a variable rate (3.27% as of September 30, 2016) that resets monthly based on one month LIBOR plus a margin of 2.75%, and the $350 million Term Loan A-2 at a variable rate (3.52% as of September 30, 2016) that resets monthly based on one month LIBOR plus a margin of 3.00%.  The Term Loan A-1 requires quarterly principal repayments of $6.1 million, which began on September 30, 2016 and will continue through June 30, 2017, increasing to $12.1 million quarterly from September 30, 2017 through June 30, 2020, increasing to $18.2 million quarterly from September 30, 2020 thereafter through March 31, 2021, with the remaining balance of approximately $260.7 million due June 30, 2021.  The Term Loan A-2 requires quarterly principal repayments of $10.0 million beginning on September 30, 2018 through March 31, 2023, with the current remaining expected balance of approximately $160.0 million due June 30, 2023.

We are bound by certain financial covenants under the 2016 credit agreement. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. As of September 30, 2016, we were in compliance with all debt covenants, and ratios at September 30, 2016 were as follows:

	Actual	Covenant Requirement at September 30, 2016
Total Leverage Ratio	2.78	3.75 or Lower
Debt Service Coverage Ratio	4.51	2.00 or Higher

In accordance with the Credit Agreement, the total leverage and debt service coverage ratios noted above are based on consolidated EBITDA, cash taxes, scheduled principal payments and cash interest expense for the three months ended September 30, 2016, multiplied by four. In addition to the covenants above, we are required to supply the lenders with quarterly financial statements and other reports as defined by the 2016 credit agreement. We were in compliance with all reporting requirements at September 30, 2016.

We had no off-balance sheet arrangements (other than operating leases) and have not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. Capital expenditures budgeted for 2016 totaled $218.5 million, including $120.3 million in the Wireless segment for upgrades and expansion of the nTelos wireless network.  In addition, $21.2 million is budgeted for information technology upgrades, new and renovated buildings and other projects, $24.2 million for additional network capacity, and $36.4 million for network expansion including new fiber routes, new cell towers, and cable market expansion. As of September 30, 2016, expectations for 2016 total capital spending have been revised downward to $179.4 million, a decrease of $39.1 million. Of the decrease, $28.0 million is from the Wireless segment, and $19.0 million of that resulted from the additional spending undertaken by nTelos in the last few months before the closing of the acquisition. An additional $7.5 million of the overall decrease is on the Cable segment, and largely relates to a fiber build project that is carrying over into 2017.

For the first nine months of 2016, we spent $102.9 million on capital projects, compared to $39.6 million in the comparable 2015 period.  Spending related to Wireless projects accounted for $65.6 million in the first nine months of 2016, primarily for additional network capacity and technology upgrades. Cable capital spending of $16.4 million related to network and cable market expansion. Wireline capital projects cost $12.1 million, driven primarily by fiber builds.  Other projects totaled $8.8 million, largely related to information technology projects.

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

Index

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  In August 2015, the FASB issued ASU No. 2015-14, delaying the effective date of ASU 2014-09.  Three other amendments have been issued during 2016 modifying the original ASU. As amended, the new standard is effective for the Company on January 1, 2018, using either a retrospective basis or a modified retrospective basis with early adoption permitted, but not earlier than the original effective date beginning after December 15, 2016   We continue to evaluate the impact that the new standard and available adoption methods will have on our consolidated financial statements and related disclosures.

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

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves two components.  The first component is outstanding debt with variable rates.  As of September 30, 2016, the Company had $828.9 million of variable rate debt outstanding (excluding unamortized loan fees and costs of $19.4 million), bearing interest at a weighted average rate of 3.38% as determined on a monthly basis. An increase in market interest rates of 1.00% would add approximately $8.2 million to annual interest expense, excluding the effect of the interest rate swap.  In May 2016, the Company entered into a pay-fixed, receive-variable interest rate swap with three counterparties totaling $256.6 of notional principal (subject to change based upon expected draws under the delayed draw term loan and principal payments due under our debt agreements).  These swaps, combined with the swap purchased in 2012, cover notional principal equal to approximately 50% of the expected outstanding variable rate debt through maturity in 2023. The Company is required to pay a combined fixed rate of approximately 1.16% and receive a variable rate based on one month LIBOR (0.52% as of September 30, 2016), to manage a portion of its interest rate risk. Changes in the net interest paid or received under the swaps would offset approximately 50% of the change in interest expense on the variable rate debt outstanding. The swap agreements currently add approximately $2.3 million to annual interest expense, based on the spread between the fixed rate and the variable rate currently in effect on our debt.

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

Management views market risk as having a potentially significant impact on the Company's results of operations, as future results could be adversely affected if interest rates were to increase significantly for an extended period, or if the Company’s need for additional external financing resulted in increases to the interest rates applied to all of its new and existing debt.  As of September 30, 2016, the Company has $402.0 million of variable rate debt with no interest rate protection.  The Company’s investments in publicly traded stock and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Supplemental Executive Retirement Plan.  General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on this evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016.

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

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In conjunction with exercises of stock options and distributions of vested share awards, the Company periodically repurchases shares from recipients to satisfy some of the exercise price of the options being exercised or taxes payable associated with the distribution of shares.  The following table provides information about the Company’s repurchases of shares during the three months ended September 30, 2016:

	Number of Shares Purchased	Average Price Paid per Share
July 1 to July 31	21,841	$41.87
August 1 to August 31	—	$—
September 1 to September 30	—	$—

Total	21,841	$41.87

On May 6, 2016, in connection with the closing of the nTelos acquisition, the Company issued 380,000 shares of its common stock as consideration for the acquisition of the non-controlling interests in a subsidiary of nTelos.  Such shares were valued at

Index

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
Date: November 7, 2016

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