Form 10-Q
period 2017-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2017-05-04
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company☐	Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No  ☑

The number of shares of the registrant’s common stock outstanding on April 26, 2017 was 49,109,626.

SHENANDOAH TELECOMMUNICATIONS COMPANY

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	March 31, 2017	December 31, 2016

Current Assets
Cash and cash equivalents	$39,927	$36,193
Accounts receivable, net	68,709	69,789
Inventory, net	24,855	39,043
Prepaid expenses and other	16,989	16,440
Total current assets	150,480	161,465

Investments, including $3,058 and $2,907 carried at fair value	10,607	10,276

Property, plant and equipment, net	689,948	698,122

Other Assets
Intangible assets, net	443,308	454,532
Goodwill	144,001	145,256
Deferred charges and other assets, net	14,645	14,756
Total assets	$1,452,989	$1,484,407

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	March 31, 2017	December 31, 2016

Current Liabilities
Current maturities of long-term debt, net of unamortized loan fees	$38,124	$32,041
Accounts payable	25,390	72,810
Advanced billings and customer deposits	21,029	20,427
Accrued compensation	3,678	9,465
Income taxes payable	3,958	435
Accrued liabilities and other	18,174	29,085
Total current liabilities	110,353	164,263

Long-term debt, less current maturities, net of unamortized loan fees	810,873	797,224

Other Long-Term Liabilities
Deferred income taxes	149,763	151,837
Deferred lease payable	19,230	18,042
Asset retirement obligations	19,386	15,666
Retirement plan obligations	17,892	17,738
Other liabilities	26,057	23,743
Total other long-term liabilities	232,328	227,026

Commitments and Contingencies

Shareholders’ Equity
Common stock	46,083	45,482
Retained earnings	245,965	243,624
Accumulated other comprehensive income, net of taxes	7,387	6,788
Total shareholders’ equity	299,435	295,894

Total liabilities and shareholders’ equity	$1,452,989	$1,484,407

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016

Operating revenues	$153,880	$92,571

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	53,761	31,762
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	40,153	21,426
Integration and acquisition expenses	4,489	332
Depreciation and amortization	44,804	17,739
Total operating expenses	143,207	71,259
Operating income	10,673	21,312

Other income (expense):
Interest expense	(9,100)	(1,619)
Gain on investments, net	120	88
Non-operating income, net	1,255	468
Income before income taxes	2,948	20,249

Income tax expense	607	6,368
Net income	2,341	13,881

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate hedge, net of tax	599	(1,048)
Comprehensive income	$2,940	$12,833

Earnings per share:
Basic	$0.05	$0.29
Diluted	$0.05	$0.28
Weighted average shares outstanding, basic	49,050	48,563
Weighted average shares outstanding, diluted	49,834	49,249

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total
Balance, December 31, 2015	48,475	$32,776	$256,747	$415	$289,938

Net loss	—	—	(895)	—	(895)
Other comprehensive gain, net of tax	—	—	—	6,373	6,373
Dividends declared ($0.25 per share)	—	—	(12,228)	—	(12,228)
Dividends reinvested in common stock	19	524	—	—	524
Stock based compensation	—	3,506	—	—	3,506
Stock options exercised	371	3,359	—	—	3,359
Common stock issued for share awards	190	—	—	—	—
Common stock issued	2	14	—	—	14
Common stock issued to acquire non-controlling interests of nTelos	76	10,400	—	—	10,400
Common stock repurchased	(198)	(5,097)	—	—	(5,097)

Balance, December 31, 2016	48,935	$45,482	$243,624	$6,788	$295,894
Net income	—	—	2,341	—	2,341
Other comprehensive gain, net of tax	—	—	—	599	599
Stock based compensation	—	1,822	—	—	1,822
Common stock issued for share awards	129	—	—	—	—
Common stock issued	1	5	—	—	5
Common stock issued to acquire non-controlling interests of nTelos	76	—	—	—	—
Common stock repurchased	(43)	(1,226)	—	—	(1,226)
Balance, March 31, 2017	49,098	$46,083	$245,965	$7,387	$299,435

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net income	$2,341	$13,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,878	17,454
Amortization reflected as operating expense	6,926	285
Amortization reflected as contra revenue	4,978	—
Amortization reflected as rent expense	258	—
Provision for bad debt	420	345
Straight line adjustment to management fee revenue	4,206	—
Stock based compensation expense	1,566	1,048
Deferred income taxes	(2,910)	(1,489)
Net gain on disposal of equipment	(28)	(15)
Unrealized gain on investments	(120)	(16)
Net gains from patronage and equity investments	(200)	(210)
Amortization of long term debt issuance costs	1,202	132
Other	—	3,039
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,629	2,470
Inventory, net	14,188	(267)
Other assets	(190)	988
Increase (decrease) in:
Accounts payable	(39,399)	1,895
Income taxes payable	3,523	6,981
Deferred lease payable	1,331	208
Other deferrals and accruals	(13,101)	(3,559)
Net cash provided by operating activities	24,498	43,170

Cash Flows From Investing Activities
Acquisition of property, plant and equipment	(38,587)	(20,537)
Proceeds from sale of equipment	117	145
Cash distributions from investments	3	45
Additional contributions to investments	(14)	—
Cash disbursed for acquisition	—	(2,480)
Net cash used in investing activities	(38,481)	(22,827)

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Financing Activities
Principal payments on long-term debt	$(6,062)	$(5,750)
Amounts borrowed under debt agreements	25,000	—
Cash paid for debt issuance costs	—	(1,528)
Repurchases of common stock	(1,226)	(3,526)
Proceeds from issuances of common stock	5	2,809
Net cash provided by/(used in) financing activities	17,717	(7,995)

Net increase in cash and cash equivalents	3,734	12,348

Cash and cash equivalents:
Beginning	36,193	76,812
Ending	$39,927	$89,160

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest, net of capitalized interest of $577 and $146, respectively	$8,380	$1,632

Income taxes paid, net of refunds received	$—	$876

Non-cash investing and financing activities:

At March 31, 2017 and 2016, accounts payable included approximately $6.4 million and $1.2 million, respectively, associated with capital expenditures. Cash flows for accounts payable and acquisition of property, plant and equipment exclude this activity.

During the quarter ended March 31, 2017, the Company recorded an increase in the fair value of interest rate swaps of $972 thousand, an increase in deferred tax liabilities of $373 thousand, and an increase to accumulated other comprehensive income of $599 thousand.

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The interim condensed consolidated financial statements of Shenandoah Telecommunications Company and Subsidiaries (collectively, the “Company”) are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein.  All such adjustments were of a normal and recurring nature.  Prior year amounts have been reclassified in some cases to conform to the current year presentation. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The accompanying balance sheet information at December 31, 2016 was derived from the audited December 31, 2016 consolidated balance sheet. Operating revenues and income (loss) from operations for any interim period are not necessarily indicative of results that may be expected for the entire year.

2.	Acquisition of NTELOS Holdings Corp. and Exchange with Sprint

On May 6, 2016, the Company completed its previously announced acquisition of NTELOS Holdings Corp. (“nTelos”) for $667.8 million, net of cash acquired.  The acquisition was entered into to improve shareholder value through the expansion of the Company's Wireless service area and customer base while strengthening our relationship with Sprint Corporation ("Sprint"). The purchase price was financed by a credit facility arranged by CoBank, ACB, Royal Bank of Canada, Fifth Third Bank, Bank of America, N.A., Capital One, National Association, Citizens Bank N.A., and Toronto Dominion (Texas) LLC.  The Company has accounted for the acquisition of nTelos under the acquisition method of accounting, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations”, and has accounted for measurement period adjustments under Accounting Standards Update (“ASU”) 2015-16, “Simplifying the Accounting for Measurement Period Adjustments”.  Under the acquisition method of accounting, the total purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed in connection with the acquisition based on their estimated fair values.

The preliminary allocation of the purchase price was based upon management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed of nTelos, with the excess recorded as goodwill. During the first quarter of 2017, the Company made adjustments to the preliminary estimates of fair value resulting in immaterial changes to previously estimated fair values of fixed assets, asset retirement obligation liabilities, accounts receivable and deferred taxes. These adjustments resulted in a $1.3 million reduction to goodwill as shown in the table below. The Company continues to review certain tax positions acquired in the nTelos acquisition.

Changes in the carrying amount of goodwill during the three months ended March 31, 2017 are shown below (in thousands):

	December 31, 2016	Purchase Accounting Adjustments	March 31, 2017
Goodwill - Wireline segment	$10	$—	$10
Goodwill - Cable segment	104	—	104
Goodwill - Wireless segment	145,142	(1,255)	143,887
Goodwill as of March 31, 2017	$145,256	$(1,255)	$144,001

Following are the unaudited pro forma results of the Company for the period ended March 31, 2016, as if the acquisition of nTelos had occurred at the beginning of the period. (in thousands)

March 31, 2016
Operating revenues	$173,248
Income before income taxes	$16,905

In connection with these transactions, the Company incurs costs which include the nTelos back office staff and support functions until the nTelos legacy customers are migrated to the Sprint billing platform; costs of the handsets to be provided to

Index

nTelos legacy customers as they migrate to the Sprint billing platform; severance costs for back office and other former nTelos employees who will not be retained permanently; and costs to shut down certain cell sites and related backhaul contracts. We have incurred $7.1 million of these costs in the three months ended March 31, 2017, including $0.1 million reflected in cost of goods and services and $2.5 million reflected in selling, general and administrative costs in the three months ended March 31, 2017.

3.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Plant in service	$1,124,446	$1,085,318
Plant under construction	61,980	73,759
	1,186,426	1,159,077
Less accumulated amortization and depreciation	496,478	460,955
Net property, plant and equipment	$689,948	$698,122

4.	Earnings per share

Basic net income per share was computed on the weighted average number of shares outstanding.  Diluted net income per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options.  Of 913 thousand and 991 thousand shares and options outstanding at March 31, 2017 and 2016, respectively, 125 thousand and 136 thousand were anti-dilutive, respectively.  These shares and options have been excluded from the computations of diluted earnings per share for their respective period. There were no adjustments to net income for either period.

5.	Investments

Investments include $3.1 million and $2.9 million of investments carried at fair value as of March 31, 2017 and December 31, 2016, respectively, consisting of equity, bond and money market mutual funds.  Investments carried at fair value were acquired under a rabbi trust arrangement related to the Company’s nonqualified Supplemental Executive Retirement Plan (the “SERP”). The Company purchases investments in the trust to mirror the investment elections of participants in the SERP; gains and losses on the investments in the trust are reflected as increases or decreases in the liability owed to the participants. During the three months ended March 31, 2017, the Company recognized $32 thousand in dividend and interest income from investments, and recorded net unrealized gains of $120 thousand on these investments. Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds.

At March 31, 2017 and December 31, 2016, other investments, comprised of equity securities which do not have readily determinable fair values, consist of the following:

	3/31/2017	12/31/2016
Cost method:	(in thousands)
CoBank	$6,296	$6,177
Other – Equity in other telecommunications partners	740	742
	7,036	6,919
Equity method:
Other	513	450
Total other investments	$7,549	$7,369

Index

6.	Financial Instruments

Financial instruments on the condensed consolidated balance sheets that approximate fair value include:  cash and cash equivalents, receivables, investments carried at fair value, payables, accrued liabilities, interest rate swaps and variable rate long-term debt.

7.	Derivative Instruments, Hedging Activities and Accumulated Other Comprehensive Income

The Company’s objectives in using interest rate derivatives are to add stability to cash flows and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps (both those designated as cash flow hedges as well as those not designated as cash flow hedges) involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The Company entered into a pay-fixed, receive-variable interest rate swap of $174.6 million of notional principal in September 2012.  This interest rate swap was designated as a cash flow hedge.  The outstanding notional amount of this cash flow hedge was $131.0 million as of March 31, 2017.  The outstanding notional amount decreases based upon scheduled principal payments on the 2012 debt.

In May 2016, the Company entered into a pay-fixed, receive-variable interest rate swap of $256.6 million of notional principal with three counterparties.   This interest rate swap was designated as a cash flow hedge.  The outstanding notional amount of this cash flow hedge was $302.4 million as of March 31, 2017.  The outstanding notional amount increases based upon draws expected to be made under a portion of the Company's Term Loan A-2 debt and as the 2012 interest rate swap's notional principal decreases, and will decrease as the Company makes scheduled principal payments on the 2016 debt.  In combination with the swap entered into in 2012 described above, the Company is hedging approximately 50% of the expected outstanding debt.

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

Amounts reported in accumulated other comprehensive income related to the interest rate swaps designated and qualified as a cash flow hedge, are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2017, the Company estimates that $237 thousand will be reclassified as a reduction of interest expense during the next twelve months.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the condensed consolidated balance sheet as of March 31, 2017 and December 31, 2016 (in thousands):

	Derivatives
		Fair Value as of
	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swap
	Prepaid expenses and other	$237	$—
	Deferred charges and other assets, net	11,958	12,118
	Accrued liabilities and other	—	(895)
Total derivatives designated as hedging instruments		$12,195	$11,223

The fair value of interest rate swaps is determined using a pricing model with inputs that are observable in the market (level 2 fair value inputs).

Index

The table below presents change in accumulated other comprehensive income by component for the three months ended March 31, 2017 (in thousands):

	Gains on Cash Flow Hedges	Income Tax Expense	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$11,223	$(4,435)	$6,788
Other comprehensive income before reclassifications	541	(208)	333
Amounts reclassified from accumulated other comprehensive income (to interest expense)	431	(165)	266
Net current period other comprehensive income	972	(373)	599
Balance as of March 31, 2017	$12,195	$(4,808)	$7,387

8. Intangible Assets, Net

Intangible assets consist of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizing intangibles:
Cable franchise rights	$64,334	$—	$64,334	$64,334	$—	$64,334
Railroad crossing rights	97	—	97	97	—	97
	64,431	—	64,431	64,431	—	64,431

Finite-lived intangibles:
Affiliate contract expansion	284,102	(19,008)	265,094	284,102	(14,030)	270,072
Acquired subscribers – wireless	120,855	(25,387)	95,468	120,855	(18,738)	102,117
Favorable leases - wireless	16,950	(1,531)	15,419	16,950	(1,130)	15,820
Acquired subscribers – cable	25,265	(24,802)	463	25,265	(24,631)	634
Other intangibles	3,230	(797)	2,433	2,212	(754)	1,458
Total finite-lived intangibles	450,402	(71,525)	378,877	449,384	(59,283)	390,101
Total intangible assets	$514,833	$(71,525)	$443,308	$513,815	$(59,283)	$454,532

Index

9.	Accrued and Other liabilities

Accrued liabilities and other includes the following (in thousands):

	March 31, 2017	December 31, 2016
Sales and property taxes payable	$4,742	$6,628
Severance accrual, current portion	3,553	4,267
Asset retirement obligations, current portion	884	5,841
Other current liabilities	8,995	12,349
Accrued liabilities and other	$18,174	$29,085

Other liabilities include the following (in thousands):

	March 31, 2017	December 31, 2016
Non-current portion of deferred revenues	$7,735	$8,933
Straight-line management fee waiver	16,180	11,974
Other	2,142	2,836
Other liabilities	$26,057	$23,743

10. Long-Term Debt and Revolving Lines of Credit

Total debt at March 31, 2017 and December 31, 2016 consists of the following:

(In thousands)	March 31, 2017	December 31, 2016
Term loan A-1	$466,813	$472,875
Term loan A-2	400,000	375,000
	866,813	847,875
Less: unamortized loan fees	17,816	18,610
Total debt, net of unamortized loan fees	$848,997	$829,265

Current maturities of long term debt, net of unamortized loan fees	$38,124	$32,041
Long-term debt, less current maturities, net of unamortized loan fees	$810,873	$797,224

As of March 31, 2017, our indebtedness totaled $866.8 million in term loans with an annualized effective interest rate of approximately 3.91% after considering the impact of the interest rate swap contract and unamortized loan costs.  The balance consists of the $466.8 million Term Loan A-1 at a variable rate (3.73% as of March 31, 2017) that resets monthly based on one month LIBOR plus a margin of 2.75%, and the $400 million Term Loan A-2 at a variable rate (3.98% as of March 31, 2017) that resets monthly based on one month LIBOR plus a margin of 3.00%.  The Term Loan A-1 requires quarterly principal repayments of $6.1 million through June 30, 2017, then increasing to $12.1 million quarterly through June 30, 2020, with further increases at that time through maturity in June 30, 2021.  The Term Loan A-2 requires quarterly principal repayments of $10.0 million beginning on September 30, 2018 through March 31, 2023, with the remaining balance due June 30, 2023.

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

Index

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

These ratios are generally less restrictive than the covenant ratios the Company had been required to comply with under its previously existing debt arrangements.  As shown below, as of March 31, 2017, the Company was in compliance with the financial covenants in its credit agreements.

	Actual	Covenant Requirement
Total Leverage Ratio	2.88	3.75 or Lower
Debt Service Coverage Ratio	4.56	2.00 or Higher
Minimum Liquidity Balance	$113 million	$25 million or Higher

11.	Segment Information

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

Prior to the recent acquisition of nTelos, the Wireless segment had provided digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, as a Sprint PCS Affiliate. With the recent acquisition, the Company's wireless service has expanded to include south-central and western Virginia, West Virginia, and small portions of Kentucky and Ohio. This segment also owns cell site towers built on leased land, and leases space on these towers to both affiliates and non-affiliated service providers.

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

Index

Three months ended March 31, 2017
(in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$108,186	$26,411	$5,048	$—	$—	$139,645
Other	6,042	2,035	6,158	—	—	14,235
Total external revenues	114,228	28,446	11,206	—	—	153,880
Internal revenues	1,235	567	7,948	—	(9,750)	—
Total operating revenues	115,463	29,013	19,154	—	(9,750)	153,880

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	38,318	15,228	9,273	—	(9,058)	53,761
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	28,464	4,858	1,676	5,847	(692)	40,153
Integration and acquisition expenses	3,792	—	—	697	—	4,489
Depreciation and amortization	35,752	5,788	3,132	132	—	44,804
Total operating expenses	106,326	25,874	14,081	6,676	(9,750)	143,207
Operating income (loss)	$9,137	$3,139	$5,073	$(6,676)	$—	$10,673

Three months ended March 31, 2016
 (in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$52,179	$24,340	$4,960	$—	$—	$81,479
Other	3,203	1,846	6,043	—		11,092
Total external revenues	55,382	26,186	11,003	—	—	92,571
Internal revenues	1,136	260	7,376		(8,772)	—
Total operating revenues	56,518	26,446	18,379	—	(8,772)	92,571

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	16,578	14,647	8,643	—	(8,106)	31,762
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	11,514	5,108	1,605	3,865	(666)	21,426
Integration and acquisition expenses	—	—	—	332	—	332
Depreciation and amortization	8,494	6,095	3,033	117	—	17,739
Total operating expenses	36,586	25,850	13,281	4,314	(8,772)	71,259
Operating income (loss)	$19,932	$596	$5,098	$(4,314)	$—	$21,312

Index

A reconciliation of the total of the reportable segments’ operating income (loss) to consolidated income (loss) before taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Total consolidated operating income	$10,673	$21,312
Interest expense	(9,100)	(1,619)
Non-operating income, net	1,375	556
Income before income taxes	$2,948	$20,249

The Company’s assets by segment are as follows:

(in thousands)	March 31, 2017	December 31, 2016
Wireless	$1,039,211	$1,101,716
Cable	220,519	218,471
Wireline	116,390	115,282
Other	1,070,204	1,059,898
Combined totals	2,446,324	2,495,367
Inter-segment eliminations	(993,335)	(1,010,960)
Consolidated totals	$1,452,989	$1,484,407

12.	Income Taxes

The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2013 are no longer subject to examination; net operating losses acquired in the nTelos acquisition are open to examination from 2002 forward. The Company is not subject to any state or federal income tax audits as of March 31, 2017.

13.	Adoption of New Accounting Principles

During the first quarter of 2017, the Company adopted one new accounting principle: Accounting Standards Update ("ASU") No. 2015-11, "Inventory: Simplifying the Measurement of Inventory". This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The ASU also eliminates the requirement for entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The adoption of this ASU did not have a significant impact on our financial statements.

14. Subsequent Events

On March 9, 2017, the Company and Sprint entered into Addendum XX to the Sprint PCS Management Agreement. Addendum XX provides for (i) an expansion of the Company’s “Service Area” (as defined in the Sprint PCS Management Agreement) to include certain areas in Kentucky, Maryland, Ohio and West Virginia (the “Expansion Area”), (ii) certain network build out requirements in the Expansion Area over the next three years, (iii) the Company’s provision of prepaid field sales support to Sprint and its affiliates in the Service Area, (iv) Sprint’s provision of spectrum use to the Company in the Expansion Area, (v) the addition of Horizon Personal Communications, LLC, as a party to the Sprint PCS Management Agreement and the Sprint PCS Services Agreement (collectively, the “Affiliate Agreements”) and (vi) certain other amendments to the Affiliate Agreements.
In connection with the execution of Addendum XX, on March 9, 2017, the Company and certain affiliates of Sprint entered into an agreement to, among other things, transfer to Sprint certain customers in the Expansion Area and the underlying customer agreements, and to transition the provision of network coverage in the Expansion Area from Sprint to the Company. The expanded territory includes approximately 500 thousand market POPs and approximately 21 thousand Sprint customers.
The Company and Sprint closed on this transaction on April 6, 2017.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements.  All statements regarding Shenandoah Telecommunications Company’s expected future financial position and operating results, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements.  We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct.  The Company’s actual results could be materially different from its expectations because of various factors, including those discussed below and under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016.  The following management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, including the financial statements and related notes included therein.

General

Overview: Shenandoah Telecommunications Company is a diversified telecommunications company providing both regulated and unregulated telecommunications services through its wholly owned subsidiaries.  These subsidiaries provide wireless personal communications services (as a Sprint PCS affiliate), local exchange telephone services, video, internet and data services, long distance services, fiber optics facilities, and leased tower facilities. We have three reportable segments, which we operate and manage as strategic business units organized by lines of business: (1) Wireless, (2) Cable, and (3) Wireline.

*
The Wireless segment has historically provided digital wireless service as a Sprint PCS Affiliate to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia.  Following the acquisition of nTelos on May 6, 2016, the Company’s wireless service area expanded to include south-central and western Virginia, West Virginia, and small portions of Kentucky and Ohio.  In these areas, we are the exclusive provider of Sprint-branded wireless mobility communications network products and services on the 800 MHz, 1900 MHz and 2.5 GHz bands.  This segment also owns cell site towers built on leased land, and leases space on these towers to both affiliates and non-affiliated service providers.

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

The Company expects to incur approximately $23 million of integration and acquisition expenses associated with this transaction in 2017, in addition to the $54.7 million of such costs incurred during 2016.  We have incurred $7.1 million of these costs in the three months ended March 31, 2017. These costs include $0.1 million reflected in cost of goods and services and $2.5 million reflected in selling, general and administrative costs in the three month period ended March 31, 2017. In addition to the approximately $78 million of incurred and expected expenses described above, the Company also incurred

Index

approximately $23 million of debt issuance costs in 2015 and 2016 relating to this transaction, for a total expected cost of $101 million.
Results of Operations

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

Our consolidated results for the first quarter of 2017 and 2016 are summarized as follows:

	Three Months Ended March 31,		Change
(in thousands)	2017	2016	$	%
Operating revenues	$153,880	$92,571	$61,309	66.2
Operating expenses	143,207	71,259	71,948	101.0
Operating income	10,673	21,312	(10,639)	(49.9)

Interest expense	(9,100)	(1,619)	(7,481)	462.1
Other income, net	1,375	556	819	147.3
Income before taxes	2,948	20,249	(17,301)	(85.4)
Income tax expense	607	6,368	(5,761)	(90.5)
Net income	$2,341	$13,881	$(11,540)	(83.1)

Operating revenues

For the three months ended March 31, 2017, operating revenues increased $61.3 million, or 66.2%. Wireless segment revenues increased $58.9 million compared to the first quarter of 2016; nearly all of this increase was a result of the acquisition of nTelos on May 6, 2016. Cable segment revenues grew $2.6 million primarily as a result of 2.2% growth in average subscriber counts and an increase in revenue per subscriber.  Wireline segment revenues increased $0.8 million, primarily due to increases in fiber sales.

Operating expenses

Total operating expenses were $143.2 million in the first quarter of 2017 compared to $71.3 million in the prior year period.  Operating expenses in the first quarter of 2017 included $4.5 million of integration and acquisition costs associated with the nTelos acquisition, including $3.8 million on the Wireless segment and $0.7 million in the Other segment.  Selling, general and administrative expenses and cost of goods and services in the Wireless segment included an additional $2.6 million of nTelos-related customer care and other back office costs related to supporting the nTelos legacy customers until the migration of these customers is completed. Wireless segment operating expenses increased $63.3 million (excluding the $6.4 million of customer care, integration and acquisition expenses described above), primarily due to on-going costs associated with the acquired nTelos operations including $27.3 million of incremental depreciation and amortization expenses.  All other operating expenses increased $2.2 million, net of eliminations of intersegment activities.

Acquisition and integration costs on the Other segment primarily consisted of transaction related expenses such as legal and other professional fees.  On the Wireless segment, such costs included handsets provided to nTelos subscribers who needed a new phone to transition to the Sprint billing platform, costs associated with terminating duplicative cell site leases and backhaul circuits, and personnel costs associated with short-term nTelos employees required to migrate former nTelos customers to the Sprint back-office.

Interest expense

Interest expense has increased primarily as a result of the incremental borrowings associated with closing the nTelos acquisition and the effect of two interest rate increases implemented by the Federal Reserve in late 2016 and early 2017. The impact of the interest rate increases has been offset by a swap that covers 50% of the outstanding principal under the new debt. Other changes include increased debt cost amortization reflecting the incremental costs of entering into the new debt, partially offset by increased capitalization of interest to capital projects.

Index

Income tax expense

The Company's actual effective income tax rate decreased from 31.4% for the three months ended March 31, 2016 to 20.6% for the three months ended March 31, 2017.  The difference for both periods between the actual effective income tax rate and the statutory income tax rate results primarily from excess tax deductions on share grant vestings and certain stock option exercises, which are recognized as incurred. The Company recognized $1.7 million in excess deductions in the three months ended March 2017 compared to $4.5 million in excess deductions in the same period of 2016; however, the March 31, 2017 excess deductions represented a larger share of pre-tax income, reducing the effective rate more in in the three months ended March 31, 2017 than the three months ended March 31, 2016.

Net income

For the three months ended March 31, 2017, net income decreased $11.5 million, or 83.1% over March 31, 2016, primarily reflecting increased depreciation and amortization, straight-lining of certain Sprint fee credits, and higher interest on the increased balance of outstanding debt as a result of the nTelos acquisition, net of taxes.

Wireless

Our Wireless segment historically provided digital wireless service to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, through Shenandoah Personal Communications, LLC (“PCS”), a Sprint PCS Affiliate.  Following the acquisition of nTelos in May 2016, our wireless service territory expanded to include south-central and western Virginia, West Virginia, and small portions of Kentucky and Ohio.  Through Shenandoah Mobile, LLC (“Mobile”), this segment also leases land on which it builds Company-owned cell towers, which it leases to affiliates and non-affiliated wireless service providers, throughout the same multi-state area described above.

PCS receives revenues from Sprint for subscribers that obtain service in PCS’s network coverage area.  PCS relies on Sprint to provide timely, accurate and complete information to record the appropriate revenue for each financial period.  Postpaid revenues received from Sprint are recorded net of certain fees retained by Sprint.  Since January 1, 2016, the fees retained by Sprint are 16.6%, and certain revenue and expense items previously included in these fees became separately settled.

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

The following tables show selected operating statistics of the Wireless segment as of the dates shown:

	March 31, 2017	December 31, 2016	March 31, 2016	December 31, 2015
Retail PCS Subscribers – Postpaid	717,150	722,562	315,231	312,512
Retail PCS Subscribers – Prepaid	243,557	236,138	142,539	142,840
PCS Market POPS (000) (1)	5,536	5,536	2,437	2,433
PCS Covered POPS (000) (1)	4,836	4,807	2,230	2,224
CDMA Base Stations (sites)	1,476	1,467	556	552
Towers Owned	196	196	157	158
Non-affiliate Cell Site Leases	206	202	202	202

The changes from March 31, 2016 to December 31, 2016 shown above include the effects of the nTelos acquisition and the exchange with Sprint on May 6, 2016.

Index

	Three Months Ended March 31,
	2017	2016
Gross PCS Subscriber Additions – Postpaid	38,701	17,356
Net PCS Subscriber Additions (Losses) – Postpaid	(5,412)	2,719
Gross PCS Subscriber Additions – Prepaid	42,168	21,231
Net PCS Subscriber Additions (Losses) – Prepaid	7,419	(301)
PCS Average Monthly Retail Churn % - Postpaid (2)	2.05%	1.56%
PCS Average Monthly Retail Churn % - Prepaid (2)	4.86%	5.05%

1)
POPS refers to the estimated population of a given geographic area and is based on information purchased from third party sources.  Market POPS are those within a market area which we are authorized to serve under our Sprint PCS affiliate agreements, and Covered POPS are those covered by our network.

2)	PCS Average Monthly Retail Churn is the average of the monthly subscriber turnover, or churn, calculations for the period.

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

(in thousands)	Three Months Ended March 31,		Change
	2017	2016	$	%
Segment operating revenues
Wireless service revenue	$108,186	$52,179	$56,007	107.3
Tower lease revenue	2,882	2,750	132	4.8
Equipment revenue	3,145	1,454	1,691	116.3
Other revenue	1,250	135	1,115	NM
Total segment operating revenues	115,463	56,518	58,945	104.3
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	38,318	16,578	21,740	131.1
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	28,464	11,514	16,950	147.2
Integration and acquisition expenses	3,792	—	3,792	NM
Depreciation and amortization	35,752	8,494	27,258	320.9
Total segment operating expenses	106,326	36,586	69,740	190.6
Segment operating income	$9,137	$19,932	$(10,795)	(54.2)

Index

Service Revenues

Wireless service revenue increased $56.0 million, or 107.3%, for the three months ended March 31, 2017, compared to the March 31, 2016, period. See table below.

(in thousands)	Three Months Ended March 31,		Change
Service Revenues	2017	2016	$	%
Postpaid net billings (1)	$92,989	$45,638	$47,351	103.8
Sprint fees
Management fee	(7,383)	(3,651)	(3,732)	102.2
Net service fee	(7,200)	(3,934)	(3,266)	83.0
Waiver of management fee	7,383	—	7,383	NM
	(7,200)	(7,585)	385	(5.1)
Prepaid net billings
Gross billings	25,945	13,083	12,862	98.3
Sprint management fee	(1,557)	(785)	(772)	98.3
Waiver of management fee	1,557	—	1,557	NM
	25,945	12,298	13,647	111.0
Travel and other revenues	5,636	1,828	3,808	208.3
Accounting adjustments
Amortization of expanded affiliate agreement	(4,978)	—	(4,978)	NM
Straight-line adjustment - management fee waiver	(4,206)	—	(4,206)	NM
	(9,184)	—	(9,184)	NM
Total Service Revenues	$108,186	$52,179	$56,007	107.3

(1) Postpaid net billings are defined under the terms of the affiliate contract with Sprint to be the gross billings to customers within our service territory less billing credits and adjustments and allocated write-offs of uncollectible accounts.

Operating revenues

The changes in Wireless segment service revenues shown in the table above are almost exclusively a result of the nTelos acquisition in May 2016. Postpaid subscribers have increased by 402 thousand from March 31, 2016 to March 31, 2017 with 387 thousand of them in the former nTelos service area as of March 31, 2017. Prepaid subscribers have increased by 101 thousand over the same time period. There were 110 thousand prepaid subscribers in the former nTelos service area as of March 31, 2017.

In addition to the subscribers acquired as a result of the acquisition, we recorded an asset related to the changes to the Sprint affiliate agreement, including the right to serve new subscribers in the nTelos footprint, as previously described.  That asset is being amortized through the expiration of the current initial term of that contract in 2029 and, as a result, we recorded $5.0 million in amortization in the first quarter of 2017.   Sprint agreed to waive certain management fees that they would otherwise be entitled to under the affiliate agreement in exchange for our commitment to buy nTelos, upgrade its network and support the former nTelos and Sprint customers.  The fees waived are being recognized on a straight-line basis over the remainder of the initial term of the contract through 2029 and, as a result, we recorded an adjustment of $4.2 million in the first quarter of 2017.

Other operating revenues

The increases in equipment revenue and other revenue also resulted primarily from the nTelos acquisition, with the increase in other revenue primarily representing regulatory recovery revenues related to billings to customers before migration to the Sprint billing system, whereas Sprint retains the billing and related expenses and liabilities under our affiliate agreement.

Index

Cost of goods and services

Cost of goods and services increased $21.7 million, or 131.1%, in 2017 from the first quarter of 2016. The increase results primarily from increases in cell site rent, power, maintenance and backhaul costs for the incremental 868 cell sites in the nTelos territory of $19.3 million, as well as the related growth in the cost of network technicians to service and maintain these sites of $1.1 million.   Cost of goods and services also included $0.1 million of costs to support nTelos legacy billing operations until customers migrate to Sprint’s back office systems.

Selling, general and administrative

Selling, general and administrative costs increased $16.9 million, or 147.2%, in the first quarter of 2017 from the comparable 2016 period, again primarily due to the acquisition of nTelos in May 2016.  Increases include $3.2 million of incremental separately settled national channel commissions, $4.7 million related to incremental stores acquired as a result of the nTelos acquisition, $0.9 million in incremental sales and marketing efforts to communicate with and migrate the remaining nTelos legacy customers over to the Sprint platforms, and $1.3 million in other administrative costs related to the acquired operations. Costs associated with prepaid wireless offerings increased $4.3 million.  Selling, general and administrative costs also included $2.5 million of costs to support nTelos legacy billing operations until customers migrate to Sprint’s back office systems.

Integration and acquisition

Integration and acquisition expenses of $3.8 million in the first quarter of 2017 include approximately $3.7 million for replacement handsets issued to former nTelos subscribers migrated to the Sprint billing platform and $0.7 million in other expenses, partially offset by $0.6 million in reductions of previously estimated costs to terminate duplicative cell site leases and backhaul contracts.

Depreciation and amortization

Depreciation and amortization increased $27.3 million, or 321%, in the first quarter of 2017 over the comparable 2016 period, due primarily to $20.0 million in incremental depreciation largely on the acquired fixed assets, and $6.7 million in amortization of customer based intangibles recorded in the acquisition.

Index

Cable

The Cable segment provides video, internet and voice services in franchise areas in portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area. It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia, which are included in the Wireline segment. Increases in homes passed, available homes and video customers between December 31, 2015 and March 31, 2016, resulted from the Colane acquisition on January 1, 2016.

	March 31, 2017	December 31, 2016	March 31, 2016	December 31, 2015
Homes Passed (1)	184,819	184,710	181,375	172,538
Customer Relationships (2)
Video customers	47,160	48,512	50,195	48,184
Non-video customers	30,765	28,854	26,895	24,550
Total customer relationships	77,925	77,366	77,090	72,734
Video
Customers (3)	49,384	50,618	52,468	50,215
Penetration (4)	26.7%	27.4%	28.9%	29.1%
Digital video penetration (5)	77.1%	77.4%	74.8%	77.9%
High-speed Internet
Available Homes (6)	183,935	183,826	180,814	172,538
Customers (3)	61,815	60,495	58,273	55,131
Penetration (4)	33.6%	32.9%	32.2%	32.0%
Voice
Available Homes (6)	181,198	181,089	178,077	169,801
Customers (3)	21,647	21,352	20,786	20,166
Penetration (4)	11.9%	11.8%	11.7%	11.9%
Total Revenue Generating Units (7)	132,846	132,465	131,527	125,512
Fiber Route Miles	3,233	3,137	2,955	2,844
Total Fiber Miles (8)	100,799	92,615	80,727	76,949
Average Revenue Generating Units	132,419	131,218	129,604	124,054

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

Index

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

(in thousands)	Three Months Ended March 31,		Change
	2017	2016	$	%
Segment operating revenues
Service revenue	$26,411	$24,340	$2,071	8.5
Other revenue	2,602	2,106	496	23.6
Total segment operating revenues	29,013	26,446	2,567	9.7
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	15,228	14,647	581	4.0
Selling, general, and administrative, exclusive of depreciation and amortization shown separately below	4,858	5,108	(250)	(4.9)
Depreciation and amortization	5,788	6,095	(307)	(5.0)
Total segment operating expenses	25,874	25,850	24	0.1
Segment operating income	$3,139	$596	$2,543	426.7

Operating revenues

Cable segment service revenues increased $2.1 million, or 8.5%, due to a 2.2% increase in average revenue generating units, video rate increases in January 2017 to offset increases in programming costs, and new and existing customers selecting higher-speed data (HSD) access packages.

Other revenue grew $0.5 million, primarily due to new fiber contracts to towers, schools and libraries.

Operating expenses

Cable segment cost of goods and services increased $0.6 million, or 4.0%, in the first quarter of 2017 over the comparable 2016 period. The increase resulted from higher network and maintenance costs.

Selling, general and administrative expenses decreased $0.3 million against the prior year quarter due to lower advertising costs.

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

	March 31, 2017	Dec. 31, 2016	March 31, 2016	Dec. 31, 2015
Telephone Access Lines (1)	18,160	18,443	19,682	20,252
Long Distance Subscribers	9,134	9,149	9,377	9,476
Video Customers (2)	5,201	5,264	5,232	5,356
DSL and Cable Modem Subscribers (1)	14,527	14,314	14,200	13,890
Fiber Route Miles	1,997	1,971	1,744	1,736
Total Fiber Miles (3)	145,060	142,230	125,559	123,891

1)
Effective October 1, 2015, we launched cable modem services on our cable plant, and ceased the requirement that a customer have a telephone access line to purchase internet service. As of March 31, 2017, 1,226 customers have purchased cable modem service received via the coaxial cable network.

2)	The Wireline segment’s video service passes approximately 16,500 homes.

3)
Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance.  For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

	Three Months Ended March 31,		Change
(in thousands)	2017	2016	$	%
Segment operating revenues
Service revenue	$5,602	$5,537	$65	1.2
Carrier access and fiber revenues	12,665	11,969	696	5.8
Other revenue	887	873	14	1.6
Total segment operating revenues	19,154	18,379	775	4.2

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	9,273	8,643	630	7.3
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,676	1,605	71	4.4
Depreciation and amortization	3,132	3,033	99	3.3
Total segment operating expenses	14,081	13,281	800	6.0
Segment operating income	$5,073	$5,098	$(25)	(0.5)

Operating revenues

Total operating revenues in the quarter ended March 31, 2017 increased $0.8 million, or 4.2%, against the comparable 2016 period, as a result of increases in fiber and access contracts.

Index

Operating expenses

Operating expenses overall increased $0.8 million, or 6.0%, in the quarter ended March 31, 2017, compared to the 2016 quarter. The $0.6 million increase in cost of goods and services primarily resulted from costs to support the increase in carrier access and fiber revenues shown above.

Non-GAAP Financial Measures

In managing our business and assessing our financial performance, management supplements the information provided by financial statement measures prepared in accordance with GAAP with Adjusted OIBDA and Continuing OIBDA, which are considered “non-GAAP financial measures” under SEC rules.

Adjusted OIBDA is defined by us as operating income (loss) before depreciation and amortization, adjusted to exclude the effects of:  certain non-recurring transactions, impairment of assets, gains and losses on asset sales, straight-line adjustments for the waived management fee by Sprint, amortization of the affiliate contract expansion intangible reflected as a contra revenue, actuarial gains and losses on pension and other post-retirement benefit plans, and share-based compensation expense.  Adjusted OIBDA should not be construed as an alternative to operating income as determined in accordance with GAAP as a measure of operating performance.  Continuing OIBDA is defined by us as Adjusted OIBDA, less the benefit received from the waived management fee by Sprint over the next approximately six-year period, showing Sprint's support for our acquisition and our commitments to enhance the network.

In a capital-intensive industry such as telecommunications, management believes that Adjusted OIBDA and Continuing OIBDA and the associated percentage margin calculations are meaningful measures of our operating performance.  We use Adjusted OIBDA and Continuing OIBDA as supplemental performance measures because management believes they facilitate comparisons of our operating performance from period to period and comparisons of our operating performance to that of other companies by excluding potential differences caused by the age and book depreciation of fixed assets (affecting relative depreciation expenses) as well as the other items described above for which additional adjustments were made.  In the future, management expects that the Company may again report Adjusted and Continuing OIBDA excluding these items and may incur expenses similar to these excluded items.  Accordingly, the exclusion of these and other similar items from our non-GAAP presentation should not be interpreted as implying these items are non-recurring, infrequent or unusual.

While depreciation and amortization are considered operating costs under generally accepted accounting principles, these expenses primarily represent the current period allocation of costs associated with long-lived assets acquired or constructed in prior periods, and accordingly may obscure underlying operating trends for some purposes.  By isolating the effects of these expenses and other items that vary from period to period without any correlation to our underlying performance, or that vary widely among similar companies, management believes Adjusted and Continuing OIBDA facilitates internal comparisons of our historical operating performance, which are used by management for business planning purposes, and also facilitates comparisons of our performance relative to that of our competitors.  In addition, we believe that Adjusted and Continuing OIBDA and similar measures are widely used by investors and financial analysts as measures of our financial performance over time, and to compare our financial performance with that of other companies in our industry.

Adjusted and Continuing OIBDA have limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.  These limitations include the following:

•	they do not reflect capital expenditures;

•	many of the assets being depreciated and amortized will have to be replaced in the future and Adjusted and Continuing OIBDA do not reflect cash requirements for such replacements;

•	they do not reflect costs associated with share-based awards exchanged for employee services;

•	they do not reflect interest expense necessary to service interest or principal payments on indebtedness;

•	they do not reflect gains, losses or dividends on investments;

•	they do not reflect expenses incurred for the payment of income taxes; and

•	other companies, including companies in our industry, may calculate Adjusted and Continuing OIBDA differently than we do, limiting its usefulness as a comparative measure.

In light of these limitations, management considers Adjusted OIBDA and Continuing OIBDA as a financial performance measure that supplements but does not replace the information reflected in our GAAP results.

The following table shows Adjusted OIBDA and Continuing OIBDA for the three months ended March 31, 2017 and 2016.

Index

	Three Months Ended March 31,
(in thousands)	2017	2016
Adjusted OIBDA	$73,541	$40,416
Continuing OIBDA	$64,601	$40,416

The following table reconciles Adjusted OIBDA and Continuing OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure, for the three months ended March 31, 2017 and 2016:

Consolidated:	Three Months Ended March 31,
(in thousands)	2017	2016
Operating income	$10,673	$21,312
Plus depreciation and amortization	44,804	17,739
Plus (gain) loss on asset sales	(28)	(15)
Plus share based compensation expense	1,566	1,048
Plus straight line adjustment to management fee waiver	4,206	—
Plus amortization of intangible netted in revenue	4,978	—
Plus amortization of intangible netted in rent expense	258	—
Plus temporary back office costs to support the billing operations through migration (1)	2,595	—
Plus integration and acquisition related expenses	4,489	332
Adjusted OIBDA	$73,541	$40,416
Less waived management fee	(8,940)	—
Continuing OIBDA	$64,601	$40,416
(1) Once former nTelos customers migrate to the Sprint back office, the Company incurs certain postpaid fees retained by Sprint that would offset a portion of these savings. For the three months ended March 31, 2017, these offsets were estimated at $0.8 million.

The following tables reconcile adjusted OIBDA and Continuing OIBDA to operating income by major segment for the three months ended March 31, 2017 and 2016:

Wireless Segment:	Three Months Ended March 31,
(in thousands)	2017	2016
Operating income	$9,137	$19,932
Plus depreciation and amortization	35,752	8,494
Plus (gain) loss on asset sales	(24)	13
Plus share based compensation expense	725	271
Plus straight line adjustment to management fee waiver	4,206	—
Plus amortization of intangible netted in revenue	4,978	—
Plus amortization of intangible netted in rent expense	258	—
Plus temporary back office costs to support the billing operations through migration	2,593	—
Plus integration and acquisition related expenses	3,792	—
Adjusted OIBDA	$61,417	$28,710
Less waived management fee	(8,940)	—
Continuing OIBDA	$52,477	$28,710

Index

Cable Segment:	Three Months Ended March 31,
(in thousands)	2017	2016
Operating income	$3,139	$597
Plus depreciation and amortization	5,788	6,095
Less gain on asset sales	(23)	(13)
Plus share based compensation expense	364	358
Adjusted OIBDA and Continuing OIBDA	$9,268	$7,037

Wireline Segment:	Three Months Ended March 31,
(in thousands)	2017	2016
Operating income	$5,073	$5,098
Plus depreciation and amortization	3,132	3,033
Plus loss on asset sales	30	—
Plus share based compensation expense	146	169
Adjusted OIBDA and Continuing OIBDA	$8,381	$8,300

Liquidity and Capital Resources

We have three principal sources of funds available to meet the financing needs of our operations, capital projects, debt service, and potential dividends.  These sources include cash flows from operations, existing balances of cash and cash equivalents, the liquidation of investments and borrowings.  Management routinely considers the alternatives available to determine what mix of sources are best suited for the long-term benefit of the Company.

Sources and Uses of Cash. We generated $24.5 million of net cash from operations in the first three months of 2017, compared to $43.2 million in the first three months of 2016. The primary change included the timing of cash disbursements in early 2017 for inventories acquired in late 2016.

Indebtedness.  As of March 31, 2017, our indebtedness totaled $866.8 million in term loans with an annualized effective interest rate of approximately 3.91% after considering the impact of the interest rate swap contract and unamortized loan costs.  The balance consists of the $466.8 million Term Loan A-1 at a variable rate (3.73% as of March 31, 2017) that resets monthly based on one month LIBOR plus a margin of 2.75%, and the $400 million Term Loan A-2 at a variable rate (3.98% as of March 31, 2017) that resets monthly based on one month LIBOR plus a margin of 3.00%.  The Term Loan A-1 requires quarterly principal repayments of $6.1 million through June 30, 2017, then increasing to $12.1 million quarterly through June 30, 2020, with further increases at that time through maturity in June 30, 2021.  The Term Loan A-2 requires quarterly principal repayments of $10.0 million beginning on September 30, 2018 through March 31, 2023, with the remaining balance due June 30, 2023.

We are bound by certain financial covenants under the 2016 credit agreement. Noncompliance with any one or more of the debt covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. As of March 31, 2017, we were in compliance with all debt covenants, and ratios at March 31, 2017 were as follows:

	Actual	Covenant Requirement at March 31, 2017
Total Leverage Ratio	2.88	3.75 or Lower
Debt Service Coverage Ratio	4.56	2.00 or Higher
Minimum Liquidity Balance	$113 million	$25 million or Higher

In accordance with the Credit Agreement, the total leverage and debt service coverage ratios noted above are based on consolidated EBITDA, cash taxes, scheduled principal payments and cash interest expense for the nine month period ending

Index

March 31, 2017, divided by three and multiplied by four, all as defined under the Credit Agreement. In addition to the covenants above, we are required to supply the lenders with quarterly financial statements and other reports as defined by the 2016 credit agreement. We were in compliance with all reporting requirements at March 31, 2017.

We had no off-balance sheet arrangements (other than operating leases) and have not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. The Company budgeted $152.3 million in capital expenditures for 2017, including $86.4 million in the Wireless segment for upgrades and expansion of the nTelos wireless network; $28.1 million for network expansion including new fiber routes, new cell towers, and cable market expansion; $27.0 million for additional network capacity; and $10.8 million for information technology upgrades, new and renovated buildings and other projects.

For the first three months of 2017, we spent $38.6 million on capital projects, compared to $20.5 million in the comparable 2016 period.  Spending related to Wireless projects accounted for $25.3 million in the first three months of 2017, primarily for upgrades of former nTelos sites and additional cell sites to expand coverage in the former nTelos territory. Cable capital spending of $5.2 million related to network and cable market expansion. Wireline capital projects cost $7.6 million, driven primarily by fiber builds.  Other projects totaled $0.5 million, largely related to information technology projects.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, also known as Topic 606, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  In August 2015, the FASB issued ASU No. 2015-14, delaying the effective date of ASU 2014-09.  Three other amendments have been issued during 2016 modifying the original ASU. As amended, the new standard is effective for the Company on January 1, 2018, using either a retrospective basis or a modified retrospective basis with early adoption permitted, but not earlier than the original effective date beginning after December 15, 2016. We have formed a project team to evaluate and implement the new standard. As part of our work to date, we have begun documentation and are nearing completion of contract review. We currently plan to adopt this guidance using the modified retrospective transition approach, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying this standard. Additionally, this guidance requires us to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018 as compared to the guidance that was in effect before the change. We continue to assess the impact this new standard will have on our financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, also known as Topic 842, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous generally accepted accounting principles.  This change will result in an increase to recorded assets and liabilities on lessees’ financial statements, as well as changes in the categorization of rental costs, from rent expense to interest and depreciation expense.  Other effects may occur depending on the types of leases and the specific terms of them utilized by particular lessees.  The ASU is effective for us on January 1, 2019, and early application is permitted.  Modified retrospective application is required.  We are currently evaluating the ASU, but expect that it will have a material impact on our consolidated financial statements.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of March 31, 2017, the Company had $866.8 million of variable rate debt outstanding (excluding unamortized loan fees and costs of $17.8 million), bearing interest at a weighted average rate of 3.85% as determined on a monthly basis. An increase in market interest rates of 1.00% would add approximately $8.7 million to annual interest expense, excluding the effect of the interest rate swap.  In May 2016, the Company entered into a pay-fixed, receive-variable interest rate swap with three counterparties totaling $256.6 of notional principal (subject to change based upon expected draws under the delayed draw term loan and principal payments due under our debt agreements).  This swap, combined with the swap purchased in 2012, cover notional principal equal to approximately 50% of the expected outstanding variable rate debt through maturity in 2023. The Company is required to pay a combined fixed rate of approximately 1.16% and receive a variable rate based on one month LIBOR (0.98% as of March 31, 2017), to manage a portion of its interest rate risk. Changes in the net interest paid or received under the swaps would offset approximately 50% of the change in interest expense on the variable rate debt outstanding. The swap agreements currently add approximately $0.8 million to annual interest expense, based on the spread between the fixed rate and the variable rate currently in effect on our debt.

The second component of interest rate risk consists of temporary excess cash, which can be invested in various short-term investment vehicles such as overnight repurchase agreements and Treasury bills with a maturity of less than 90 days. As of March 31, 2017, the cash is invested in a commercial checking account that has limited interest rate risk. Management continually evaluates the most beneficial use of these funds.

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

Management views market risk as having a potentially significant impact on the Company's results of operations, as future results could be adversely affected if interest rates were to increase significantly for an extended period, or if the Company’s need for additional external financing resulted in increases to the interest rates applied to all of its new and existing debt.  As of March 31, 2017, the Company has $433.4 million of variable rate debt with no interest rate protection.  The Company’s investments in publicly traded stock and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Supplemental Executive Retirement Plan.  General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

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
As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, we identified material weaknesses in internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As remediation has not yet been completed our President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer have concluded that our disclosure controls and procedures continued to be ineffective as of March 31, 2017.
Notwithstanding the material weaknesses, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Remediation Efforts
In response to the material weaknesses identified in the Annual Report on Form 10-K for our fiscal year ended December 31, 2016, we expect to:

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

Changes in Internal Control Over Financial Reporting
The acquisition of nTelos was completed on May 6, 2016. Our Company’s management has extended its oversight and monitoring processes that support internal control over financial reporting to include the operations of nTelos. Our management is continuing to integrate the acquired operations into our overall internal control financial reporting process, expected to be complete in 2017.
Except as noted above, there has been no change in the Company’s internal control over financial reporting as of March 31, 2017, that has materially affected or is reasonably likely to material affect, the Company’s internal control over financial reporting.
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

Index

Information provided by Sprint includes reports regarding the subscriber accounts receivable in the Company’s markets. Sprint provides the Company with monthly accounts receivable, billing and cash receipts, average national costs to acquire and support a prepaid customer, certain national channel commission and handset subsidy costs, and travel revenue information on a market level, rather than a subscriber level. The Company reviews these various reports to identify discrepancies or errors. Under the Company’s agreements with Sprint, the Company is entitled to only a portion of the receipts, net of items such as taxes, government surcharges, certain allocable write-offs and the 16.6% of postpaid and 6% of prepaid revenue currently retained by Sprint (before the effect of fee waivers). Sprint reports directly billed costs and revenues to the Company. Because of the Company’s reliance on Sprint for financial information, the Company must depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint’s other Sprint PCS affiliate network partners. To address this issue, Sprint engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness” under guidance provided in Statements on Standards for Attestation Engagements No. 16 (“SSAE 16”). The report is provided to the Company on an annual basis and covers a nine-month period. The most recent report covered the period from January 1, 2016 to September 30, 2016. The most recent report indicated there were no material issues which would adversely affect the information used to support the recording of the revenues provided by Sprint related to the Company’s relationship with them.

Index

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of March 31, 2017, the Company has not identified any needed updates to the risk factors included in our most recent Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In conjunction with exercises of stock options and distributions of vested share awards, the Company periodically repurchases shares from recipients to satisfy some of the exercise price of the options being exercised or taxes payable associated with the distribution of shares.  The following table provides information about the Company’s repurchases of shares during the three months ended March 31, 2017:

	Number of Shares Purchased	Average Price Paid per Share
January 1 to January 31	43,044	$28.48
February 1 to February 28	—	$—
March 1 to March 31	—	$—

Total	43,044	$28.48

ITEM 6.	Exhibits

(a)	The following exhibits are filed with this Quarterly Report on Form 10-Q:

Index

10.54
Addendum XX to Sprint PCS Management Agreement, dated as of March 9, 2017, by and among Shenandoah Personal Communications, LLC, Sprint Spectrum L.P., Sprint Communications Company, L.P., SprintCom, Inc. and Horizon Personal Communications, LLC, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed
March 15, 2017.

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
(Registrant)

/s/Adele M. Skolits
Adele M. Skolits
Vice President - Finance and Chief Financial Officer
Date: May 4, 2017

Index

EXHIBIT INDEX

Exhibit No.	Exhibit

10.54
Addendum XX to Sprint PCS Management Agreement, dated as of March 9, 2017, by and among Shenandoah Personal Communications, LLC, Sprint Spectrum L.P., Sprint Communications Company, L.P., SprintCom, Inc. and Horizon Personal Communications, LLC, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 15, 2017.

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