Form 10-Q
period 2017-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2017-08-02
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Yes ☐    No  ☑

The number of shares of the registrant’s common stock outstanding on July 27, 2017 was 49,125,226.

SHENANDOAH TELECOMMUNICATIONS COMPANY

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	June 30, 2017	December 31, 2016

Current Assets
Cash and cash equivalents	$59,774	$36,193
Accounts receivable, net of allowance of $436 and $449, respectively	65,797	69,789
Income taxes receivable	1,739	—
Inventory, net	13,994	39,043
Prepaid expenses and other	16,765	16,440
Total current assets	158,069	161,465

Investments, including $3,137 and $2,907 carried at fair value	10,849	10,276

Property, plant and equipment, net	679,463	698,122

Other Assets
Intangible assets, net	436,656	454,532
Goodwill	146,497	145,256
Deferred charges and other assets, net	11,465	14,756
Total assets	$1,442,999	$1,484,407

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	June 30, 2017	December 31, 2016

Current Liabilities
Current maturities of long-term debt, net of unamortized loan fees	$44,247	$32,041
Accounts payable	22,433	72,810
Advanced billings and customer deposits	20,883	20,427
Accrued compensation	7,100	9,465
Income taxes payable	—	435
Accrued liabilities and other	17,552	29,085
Total current liabilities	112,215	164,263

Long-term debt, less current maturities, net of unamortized loan fees	799,782	797,224

Other Long-Term Liabilities
Deferred income taxes	143,197	151,837
Deferred lease payable	20,303	18,042
Asset retirement obligations	18,367	15,666
Retirement plan obligations	17,973	17,738
Other liabilities	32,499	23,743
Total other long-term liabilities	232,339	227,026

Commitments and Contingencies

Shareholders’ Equity
Common stock	46,766	45,482
Retained earnings	245,885	243,624
Accumulated other comprehensive income, net of taxes	6,012	6,788
Total shareholders’ equity	298,663	295,894

Total liabilities and shareholders’ equity	$1,442,999	$1,484,407

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Operating revenues	$153,258	$130,309	$307,138	$222,880

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	53,381	50,296	107,142	82,057
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	43,022	33,694	83,175	55,120
Integration and acquisition expenses	3,678	20,054	8,167	20,386
Depreciation and amortization	44,925	32,415	89,729	50,154
Total operating expenses	145,006	136,459	288,213	207,717
Operating income (loss)	8,252	(6,150)	18,925	15,163

Other income (expense):
Interest expense	(9,389)	(5,904)	(18,489)	(7,524)
Gain on investments, net	73	21	193	109
Non-operating income, net	1,224	146	2,479	614
Income (loss) before income taxes	160	(11,887)	3,108	8,362

Income tax expense (benefit)	240	(4,892)	847	1,477
Net income (loss)	(80)	(6,995)	2,261	6,885

Other comprehensive income (loss):
Unrealized loss on interest rate hedge, net of tax	(1,375)	(3,238)	(776)	(4,285)
Comprehensive income (loss)	$(1,455)	$(10,233)	$1,485	$2,600

Earnings (loss) per share:
Basic	$0.00	$(0.14)	$0.05	$0.14
Diluted	$0.00	$(0.14)	$0.05	$0.14
Weighted average shares outstanding, basic	49,115	48,830	49,083	48,696
Weighted average shares outstanding, diluted	49,115	48,830	49,850	49,415

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total
Balance, December 31, 2015	48,475	$32,776	$256,747	$415	$289,938

Net loss	—	—	(895)	—	(895)
Other comprehensive gain, net of tax	—	—	—	6,373	6,373
Dividends declared ($0.25 per share)	—	—	(12,228)	—	(12,228)
Dividends reinvested in common stock	19	524	—	—	524
Stock based compensation	—	3,506	—	—	3,506
Stock options exercised	371	3,359	—	—	3,359
Common stock issued for share awards	190	—	—	—	—
Common stock issued	2	14	—	—	14
Common stock issued to acquire non-controlling interests of nTelos	76	10,400	—	—	10,400
Common stock repurchased	(198)	(5,097)	—	—	(5,097)

Balance, December 31, 2016	48,935	$45,482	$243,624	$6,788	$295,894

Net income	—	—	2,261	—	2,261
Unrealized loss on interest rate hedge, net of tax	—	—	—	(776)	(776)
Stock based compensation	—	2,805	—	—	2,805
Stock options exercised	15	108	—	—	108
Common stock issued for share awards	153	—	—	—	—
Common stock issued	1	10	—	—	10
Common stock issued to acquire non-controlling interests of nTelos	76	—	—	—	—
Common stock repurchased	(55)	(1,639)	—	—	(1,639)
Balance, June 30, 2017	49,125	$46,766	$245,885	$6,012	$298,663

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$2,261	$6,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76,779	42,753
Amortization reflected as operating expense	12,950	7,401
Amortization reflected as contra revenue	10,321	3,290
Amortization reflected as rent expense	593	—
Provision for bad debt	886	752
Straight line adjustment to management fee revenue	8,640	3,406
Stock based compensation expense	2,418	1,957
Deferred income taxes	(11,954)	(53,238)
Net (gain) loss on disposal of equipment	(84)	12
Unrealized (gain) on investments	(187)	(83)
Net (gains) from patronage and equity investments	(1,447)	(315)
Amortization of debt issuance costs	2,385	1,205
Other	—	2,120
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	5,196	(4,332)
Inventory, net	25,049	(11,424)
Income taxes receivable	(1,908)	7,694
Other assets	(126)	2,066
Increase (decrease) in:
Accounts payable	(40,558)	5,529
Income taxes payable	(435)	34,195
Deferred lease payable	2,493	1,228
Other deferrals and accruals	(6,478)	(708)
Net cash provided by operating activities	$86,794	$50,393

Cash Flows From Investing Activities
Acquisition of property, plant and equipment	(68,766)	(60,123)
Proceeds from sale of equipment	269	185
Cash distributions from investments	22	53
Additional contributions to investments	(15)	—
Cash disbursed for acquisition, net of cash acquired	—	(644,432)
Acquisition of Expansion Area	(6,000)	—
Net cash used in investing activities	$(74,490)	$(704,317)

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Financing Activities
Principal payments on long-term debt	$(12,125)	$(201,257)
Amounts borrowed under debt agreements	25,000	835,000
Cash paid for debt issuance costs	—	(14,825)
Repurchases of common stock	(1,598)	(4,183)
Proceeds from issuance of common stock	—	2,948
Net cash provided by/(used in) financing activities	$11,277	$617,683

Net increase (decrease) in cash and cash equivalents	$23,581	$(36,241)

Cash and cash equivalents:
Beginning	36,193	76,812
Ending	$59,774	$40,571

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest, net of capitalized interest of $1,035 and $454, respectively	$17,085	$6,659

Income taxes paid, net of refunds received	$15,150	$12,796

Non-cash investing and financing activities:

At June 30, 2017 and 2016, accounts payable included approximately $4.6 million and $5.2 million, respectively, associated with capital expenditures. Cash flows for accounts payable and acquisition of property, plant and equipment exclude this activity.

During the six months ended June 30, 2017, the Company recorded a decrease in the fair value of interest rate swaps of $1.3 million, a decrease in deferred tax liabilities of $0.4 million, and a decrease to accumulated other comprehensive income of $0.8 million.

During the six months ended June 30, 2016, in conjunction with the acquisition of nTelos, the Company issued common stock to acquire non-controlling interests held by third parties in a subsidiary of nTelos. The transaction was valued at $10.4 million.

During the six months ended June 30, 2016, the Company adopted Accounting Standards Update 2015-15 and reclassified $4.3 million of unamortized loan fees and costs previously included in deferred charges and other assets to long term debt in connection with the new Term loan A-1 an A-2 borrowing related to the acquisition of nTelos.

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

Management has made an immaterial error correction to the accompanying prior period unaudited condensed consolidated statement of cash flows for the six  months ended June 30, 2016  to decrease both the amount of net cash provided by operating activities and the amount of net cash used in investing activities by approximately $10.4 million to properly reflect the common stock issued (non-cash) by the Company to acquire non-controlling interests in a subsidiary of nTelos held by third parties in conjunction with the nTelos acquisition. This immaterial error correction had no effect on the net increase (decrease) in cash and cash equivalents for the period or the beginning or ending balance of cash and cash equivalents for the period.

Recently Issued Accounting Standards

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company's consolidated financial statements and note disclosures, from those disclosed in the Company's 2016 Annual Report on Form 10-K, that would be expected to impact the Company except for the following:

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, delaying the effective date of ASU 2014-09. Three other amendments have been issued during 2016 modifying the original ASU. As amended, the new standard is effective for the Company on January 1, 2018, using either a retrospective basis or a modified retrospective basis with early adoption permitted. The Company plans to adopt the standard effective January 1, 2018. The Company plans to adopt this standard using the modified retrospective transition approach. The Company is continuing to assess all potential impacts of the standard, including the impact to the pattern with which revenue is recognized, the impact of the standard on current accounting policies, practices and system of internal controls, in order to identify material differences, if any that would result from applying the new requirements. In 2016, the Company identified a project team and commenced an initial impact assessment process for ASU 2014-09. The Company is continuing its work toward establishing new policies and processes, and is implementing necessary changes to data and procedures necessary to comply with the new requirements. Based on the results of the project team’s assessment to date, the Company anticipates this standard will have an impact, which could be significant, to the consolidated financial statements. While continuing to assess all potential impacts of the standard, the Company believes the most significant impact relates to additional disclosures required for qualitative and quantitative information concerning the nature, amount, timing, and any uncertainty of revenue and cash flows from contracts with customers, the capitalization of costs of commissions, upfront contract costs, the pattern with which revenue is recognized, and other contract acquisition-based and contract fulfillment costs.
In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous generally accepted accounting principles.  This change will result in an increase to recorded assets and liabilities on lessees’ financial statements, as well as changes in the categorization of rental costs, from rent expense to interest and depreciation expense.  Other effects may occur depending on the types of leases and the specific terms of them utilized by particular lessees.  The ASU is effective for us on January 1, 2019, and early application is permitted.  Modified retrospective application is required.  The Company is currently evaluating the ASU and expects that it will have a material impact on our consolidated financial statements.

During the first quarter of 2017, the Company adopted: ASU No. 2015-11, "Inventory: Simplifying the Measurement of Inventory". This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The ASU also eliminates the requirement for entities to consider replacement cost or net realizable value

Index

less an approximate normal profit margin when measuring inventory. The adoption of this ASU did not have a significant impact on our financial statements.

In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements, nor does the Company expect to early adopt ASU 2017-07.

2.	Acquisitions

Acquisition of NTELOS Holdings Corp. and Exchange with Sprint

On May 6, 2016, (the "acquisition date"), the Company completed its acquisition of NTELOS Holdings Corp. (nTelos).  nTelos, was a leading regional provider of wireless telecommunications solutions and was acquired to expand the Company's wireless service area and subscriber base, thus strengthening the Company's relationship with Sprint Corporation (Sprint).

Pursuant to the terms of the Agreement and Plan of Merger between the Company and nTelos (the "Merger Agreement"), nTelos became a direct wholly owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, the Company acquired all of the issued and outstanding capital stock of nTelos for an aggregate purchase price of $667.8 million. The purchase price was financed by a credit facility arranged by CoBank, ACB, Royal Bank of Canada, Fifth Third Bank, Bank of America, N.A., Capital One, National Association, Citizens Bank N.A., and Toronto Dominion (Texas) LLC.

Transaction costs in connection with the acquisition were expensed as incurred and are included in integration and acquisition expenses in the condensed consolidated statement of operations. The results of operations related to nTelos are included in our consolidated statements of operations beginning from the date of acquisition.

The Company accounted for the acquisition of nTelos under the acquisition method of accounting, in accordance with FASB's Accounting Standards Codification (“ASC”) 805, “Business Combinations”, and has accounted for measurement period adjustments under ASU 2015-16, “Simplifying the Accounting for Measurement Period Adjustments”.  Estimates of fair value included in the consolidated financial statements, in conformity with ASC 820, "Fair Value Measurements and Disclosures", represent the Company's best estimates and valuations. In accordance with ASC 805, "Business Combinations", the allocation of the consideration value was subject to adjustment until the Company completed its analysis, in a period of time, but not to exceed one year after the date of acquisition, or May 6, 2017, in order to provide the Company with the time to complete the valuation of its assets and liabilities. As of May 6, 2017, the Company has completed and finalized its analysis and allocation of the consideration value to assets acquired and liabilities assumed.

Index

The following table summarizes the final purchase price allocation to assets acquired and liabilities assumed, including measurement period adjustments:

	Initial Estimate	Measurement Period Adjustments	Purchase Price Allocation
Accounts receivable	$48,476	$(1,242)	47,234
Inventory	3,810	762	4,572
Restricted cash	2,167	—	2,167
Investments	1,501	—	1,501
Prepaid expenses and other assets	14,835	—	14,835
Building held for sale	4,950	—	4,950
Property, plant and equipment	223,900	3,347	227,247
Spectrum licenses (1), (2)	198,200	—	198,200
Acquired subscribers - wireless (1), (2)	198,200	7,746	205,946
Favorable lease intangible assets (2)	11,000	6,029	17,029
Goodwill (3)	151,627	(5,244)	146,383
Other long term assets	10,288	555	10,843
Total assets acquired	$868,954	$11,953	$880,907

Accounts payable	8,648	(105)	8,543
Advanced billings and customer deposits	12,477	—	12,477
Accrued expenses	25,230	(2,089)	23,141
Capital lease liability	418	—	418
Deferred tax liabilities	124,964	4,327	129,291
Retirement benefits	19,461	(263)	19,198
Other long-term liabilities	14,056	6,029	20,085
Total liabilities assumed	$205,254	$7,899	$213,153

Net assets acquired	$663,700	$4,054	$667,754

(1)
Concurrently with acquiring nTelos, the Company completed its previously announced transaction with SprintCom, Inc., a subsidiary of Sprint.  Pursuant to this transaction, among other things,  the Company exchanged spectrum licenses, valued at $198.2 million and acquired subscribers - wireless, valued at $206.0 million, acquired from nTelos with Sprint, and received an expansion of its affiliate service territory to include most of the service area served by nTelos, valued at $283.3 million, as well as additional acquired subscribers - wireless, valued at $120.9 million, relating to nTelos’ and Sprint’s legacy customers in the Company’s affiliate service territory. These exchanges were accounted for in accordance with ASC 845, “Nonmonetary Transactions”. The transfer of spectrum to Sprint resulted in a taxable gain to the Company which will be recognized as the Company recognizes the cash benefit of the waived management fees over the remaining approximately five years.

(2)	Identifiable intangible assets were measured using a combination of an income approach and a market approach.

(3)
Goodwill is the excess of the consideration transferred over the net assets recognized and represents the future economic benefits, primarily as a result of other assets acquired that could not be individually identified and separately recognized. The Company has recorded goodwill in its Wireless segment as a result of the nTelos acquisition.  Goodwill is not amortized. The goodwill that arose from the acquisition of nTelos is not deductible for tax purposes.

In addition to the changes in the balances reflected above, the Company revised provisional estimated useful lives of certain assets and recorded an adjustment to amortization expense of $0.1 million during the three and six months ended June 30, 2017, and recorded an adjustment during 2016 of $4.6 million to depreciation expense relating to the three and six months ended June 30, 2016.
Acquisition-related costs primarily related to legal services, professional services, and severance accruals, were expensed as incurred. For the three and six months ended June 30, 2016, the Company incurred acquisition-related costs of $14.8 million and $15.1 million, respectively.

Index

The amounts of operating revenue and income or loss before income taxes related to the former nTelos entity are not readily determinable due to intercompany transactions, allocations and integration activities that have occurred in connection with the operations of the combined company.
The following table presents pro forma information, based on estimates and assumptions that the Company believes to be reasonable, for the Company as if the acquisition of nTelos had occurred at the beginning of 2016: (in millions)

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Operating revenues	$161.1	$334.4
Income (loss) before income taxes	$(7.5)	$9.4

The pro forma information provided in the table above is not necessarily indicative of the consolidated results of operations for future periods or the results that actually would have been realized had the acquisition been completed at the beginning of the periods presented.

The pro forma information provided in the table above is based upon estimated valuations of the assets acquired and liabilities assumed as well as estimates of depreciation and amortization charges thereon. Other estimated pro forma adjustments include the following:

•	changes in nTelos' reported revenues from cancelling nTelos' wholesale contract with Sprint;

•	the incorporation of the Sprint-homed customers formerly serviced under the wholesale agreement into the Company’s affiliate service territory under the Company’s affiliate agreement with Sprint;

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

•	incremental amortization due to the Acquired subscribers - wireless intangible asset.

In connection with the acquisition of nTelos, the Company incurs costs which include the nTelos back office staff and support functions until the nTelos legacy customers are migrated to the Sprint billing platform; costs of the handsets to be provided to nTelos legacy customers as they migrate to the Sprint billing platform; severance costs for back office and other former nTelos employees who will not be retained permanently; and costs to shut down certain cell sites and related backhaul contracts. The Company has incurred these costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations location:	2017	2016	2017	2016
Cost of goods and services	0.4	0.3	1.2	0.3
Selling, general and administrative	1.3	2.0	3.1	2.0
Integration and acquisition	3.7	20.1	8.2	20.4
Total	5.4	22.4	12.5	22.7

The value of the affiliate agreement expansion discussed above is based on changes to the amended affiliate agreement that include:

•	an increase in the price to be paid by Sprint from 80% to 90% of the entire business value if the affiliate agreement is not renewed;

•	extension of the affiliate agreement with Sprint by five years to 2029;

•	expanded territory in the nTelos service area;

•	rights to serve all future Sprint customers in the affiliate service territory;

•	the Company's commitment to upgrade certain coverage and capacity in its newly acquired service area; and

Index

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

Intangible assets resulting from the acquisition of nTelos and the Sprint exchange, both described above, are noted below (in thousands):

	Useful Life	Basis
Affiliate contract expansion	14 years	$283,302
Acquired subscribers - wireless	4-10 years	$120,855
Favorable lease intangible assets	3-19 years	$17,029

The affiliate contract expansion intangible asset is amortized on a straight-line basis and recorded as a contra-revenue over the remaining 14 year initial contract term.  The Acquired subscribers rights - wireless intangible is amortized over the life of the customers, gradually decreasing over the expected life of this asset, and recorded through amortization expense. The favorable lease intangible assets are amortized on a straight-line basis and recorded through rent expense.  The value of these intangible assets includes measurement period adjustments.

Acquisition of Expansion Area

On April 6, 2017, the Company expanded its affiliate service territory, under its agreements with Sprint, to include certain areas in North Carolina, Kentucky, Maryland, Ohio and West Virginia.  The expanded territory includes the Parkersburg, WV, Huntington, WV, and Cumberland, MD, basic trading areas. Approximately 25,000 Sprint retail and former nTelos postpaid and prepaid subscribers in the new basic trading areas will become Sprint-branded affiliate customers managed by the Company.  The Company plans to upgrade and expand the existing wireless network coverage in those regions.  Once the expansion is complete, the Company plans to open multiple Sprint-branded retail locations in the new area.

The following table summarizes the preliminary allocation of the fair values of the assets acquired:

	Estimated Useful Life	April 6, 2017
Affiliate contract expansion	13	$3,843
Acquired subscribers - wireless	2 - 7 years	2,157
Total		$6,000

Identifiable intangible assets were measured using a combination of an income approach and a market approach. The fair values of the assets acquired were based on management's preliminary estimates or assumptions. While substantially complete, the allocation of value among the intangible assets is not yet final. If the final allocation of value among the intangible assets differs significantly from the Company's estimate provided above, then changes concerning amortization expense could result. Amortization expense of $0.2 million was recorded for the three-month period ended June 30, 2017.

3.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Plant in service	$1,145,594	$1,085,318
Plant under construction	68,707	73,759
	1,214,301	1,159,077
Less accumulated amortization and depreciation	534,838	460,955
Net property, plant and equipment	$679,463	$698,122

Index

4.	Earnings (loss) per share ("EPS")

Basic net income (loss) per share was computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options. Diluted EPS was computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Potentially dilutive securities include stock options and restricted stock units and shares that the Company is contractually obligated to issue in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Basic income (loss) per share
Net income (loss)	$(80)	$(6,995)	$2,261	$6,885
Basic weighted average shares outstanding	49,115	48,830	49,083	48,696
Basic income (loss) per share	$—	$(0.14)	$0.05	$0.14

Effect of stock options and awards outstanding:
Basic weighted average shares outstanding	49,115	48,830	49,083	48,696
Effect from dilutive shares and options outstanding	—	—	767	719
Diluted weighted average shares	49,115	48,830	49,850	49,415
Diluted income (loss) per share	$0.00	$(0.14)	$0.05	$0.14

Due to the net loss for the three months ended June 30, 2017 and 2016, no adjustment was made to basic shares, as such an adjustment would have been anti-dilutive.

The computation of diluted EPS does not include certain unvested awards, on a weighted average basis, for the three months ended June 30, 2017 and 2016, respectively, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Awards excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive	786	703	87	22

5.	Investments

Investments include $3.1 million and $2.9 million of investments carried at fair value as of June 30, 2017 and December 31, 2016, respectively, consisting of equity, bond and money market mutual funds.  Investments carried at fair value were acquired under a rabbi trust arrangement related to the Company’s nonqualified Supplemental Executive Retirement Plan (the “SERP”). The Company purchases investments in the trust to mirror the investment elections of participants in the SERP; gains and losses on the investments in the trust are reflected as increases or decreases in the liability owed to the participants. During the six months ended June 30, 2017, the Company recognized $45 thousand in dividend and interest income from investments, and recorded net unrealized gains of $187 thousand on these investments. Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds. Changes in carrying value of investments are recorded within gain on investments, net on the Statement of Operations and Comprehensive Income (Loss).

At June 30, 2017 and December 31, 2016, other investments, comprised of equity securities which do not have readily determinable fair values, consist of the following (in thousands):

Index

	June 30, 2017	December 31, 2016
Cost method:
CoBank	$6,470	$6,177
Other – Equity in other telecommunications partners	738	742
	7,208	6,919
Equity method:
Other	504	450
Total other investments	$7,712	$7,369

6.	Financial Instruments

Financial instruments on the condensed consolidated balance sheets that approximate fair value include:  cash and cash equivalents, receivables, investments carried at fair value, payables, accrued liabilities, interest rate swaps and variable rate long-term debt.

The Company has certain non-marketable long-term investments for which it is not practicable to estimate fair value with a total carrying value of $7.7 million and $7.4 million as of June 30, 2017 and December 31, 2016, respectively, of which $6.5 million and $6.2 million, respectively, represents the Company’s investment in CoBank. This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the Credit Facility held by CoBank. This investment is carried under the cost method.

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

The Company entered into a pay-fixed, receive-variable interest rate swap of $174.6 million of notional principal in September 2012.  This interest rate swap was designated as a cash flow hedge.  The outstanding notional amount of this cash flow hedge was $126.6 million as of June 30, 2017.  The outstanding notional amount decreases based upon scheduled principal payments on the 2012 debt.

In May 2016, the Company entered into a pay-fixed, receive-variable interest rate swap of $256.6 million of notional principal with three counterparties.   This interest rate swap was designated as a cash flow hedge.  The outstanding notional amount of this cash flow hedge was $302.4 million as of June 30, 2017.  The outstanding notional amount increases based upon draws expected to be made under a portion of the Company's Term Loan A-2 debt and as the 2012 interest rate swap's notional principal decreases, and the outstanding notional amount will decrease as the Company makes scheduled principal payments on the 2016 debt.  In combination with the swap entered into in 2012 described above, the Company is hedging approximately 50% of the expected outstanding debt.

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

Amounts reported in accumulated other comprehensive income related to the interest rate swaps designated and qualified as a cash flow hedge, are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 30, 2017, the Company estimates that $783 thousand will be reclassified as a reduction of interest expense during the next twelve months.

Index

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the condensed consolidated balance sheet (in thousands):

	June 30, 2017	December 31, 2016
Balance Sheet Location:
Prepaid expenses and other	$783	$—
Deferred charges and other assets, net	9,180	12,118
Accrued liabilities and other	—	(895)
Total derivatives designated as hedging instruments	$9,963	$11,223

The fair value of interest rate swaps is determined using a pricing model with inputs that are observable in the market (level 2 fair value inputs).

The table below presents change in accumulated other comprehensive income by component for the six months ended June 30, 2017 (in thousands):

	Gains on Cash Flow Hedges	Income Tax Expense	Accumulated Other Comprehensive Income, net of taxes
Balance as of December 31, 2016	$11,223	$(4,435)	$6,788
Net change in unrealized losses	(1,867)	717	(1,150)
Amounts reclassified from accumulated other comprehensive income to interest expense	607	(233)	374
Net current period accumulated other comprehensive income (loss)	(1,260)	484	(776)
Balance as of June 30, 2017	$9,963	$(3,951)	$6,012

Index

8. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill during the six months ended June 30, 2017 are shown below (in thousands):

	December 31, 2016	Measurement Period Adjustments	June 30, 2017
Goodwill - Wireline segment	$10	$—	$10
Goodwill - Cable segment	104	—	104
Goodwill - Wireless segment	145,142	1,241	146,383
Goodwill as of June 30, 2017	$145,256	$1,241	$146,497

Intangible assets consist of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizing intangibles:
Cable franchise rights	$64,334	$—	$64,334	$64,334	$—	$64,334
Railroad crossing rights	97	—	97	97	—	97
	64,431	—	64,431	64,431	—	64,431

Finite-lived intangibles:
Affiliate contract expansion	287,102	(24,351)	262,751	284,102	(14,030)	270,072
Acquired subscribers – wireless	123,055	(31,258)	91,797	120,855	(18,738)	102,117
Favorable leases - wireless	16,950	(1,955)	14,995	16,950	(1,130)	15,820
Acquired subscribers – cable	25,265	(24,974)	291	25,265	(24,631)	634
Other intangibles	3,229	(838)	2,391	2,212	(754)	1,458
Total finite-lived intangibles	455,601	(83,376)	372,225	449,384	(59,283)	390,101
Total intangible assets	$520,032	$(83,376)	$436,656	$513,815	$(59,283)	$454,532

Index

9.	Accrued and Other liabilities

Accrued liabilities and other include the following (in thousands):

	June 30, 2017	December 31, 2016
Sales and property taxes payable	$4,735	$6,628
Severance accrual, current portion	2,491	4,267
Asset retirement obligations, current portion	1,621	5,841
Accrued programming costs	2,942	2,939
Other current liabilities	5,763	9,410
Accrued liabilities and other	$17,552	$29,085

Other liabilities include the following (in thousands):

	June 30, 2017	December 31, 2016
Non-current portion of deferred revenues	$10,531	$8,933
Straight-line management fee waiver	20,614	11,974
Other	1,354	2,836
Other liabilities	$32,499	$23,743

10. Long-Term Debt and Revolving Lines of Credit

Total debt at June 30, 2017 and December 31, 2016 consists of the following:

(In thousands)	June 30, 2017	December 31, 2016
Term loan A-1	$460,750	$472,875
Term loan A-2	400,000	375,000
	860,750	847,875
Less: unamortized loan fees	16,721	18,610
Total debt, net of unamortized loan fees	$844,029	$829,265

Current maturities of long term debt, net of unamortized loan fees	$44,247	$32,041
Long-term debt, less current maturities, net of unamortized loan fees	$799,782	$797,224

As of June 30, 2017, our indebtedness totaled $860.8 million in term loans with an annualized effective interest rate of approximately 4.06% after considering the impact of the interest rate swap contract and unamortized loan costs.  The balance consists of the $460.8 million Term Loan A-1 at a variable rate (3.98% as of June 30, 2017) that resets monthly based on one month LIBOR plus a margin of 2.75%, and the $400 million Term Loan A-2 at a variable rate (4.23% as of June 30, 2017) that resets monthly based on one month LIBOR plus a margin of 3.00%.  The Term Loan A-1 requires quarterly principal repayments of $12.1 million through June 30, 2020, with further increases at that time through maturity in June 30, 2021.  The Term Loan A-2 requires quarterly principal repayments of $10.0 million beginning on September 30, 2018 through March 31, 2023, with the remaining balance due June 30, 2023.

The Company is subject to certain covenants to be measured on a trailing twelve month basis each calendar quarter unless otherwise specified.  These covenants include:

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

As shown below, as of June 30, 2017, the Company was in compliance with the covenants in its credit agreements.

	Actual	Covenant Requirement
Total Leverage Ratio	2.91	3.75 or Lower
Debt Service Coverage Ratio	4.35	2.00 or Higher
Minimum Liquidity Balance	$133.4	$25 million or Higher

11.	Segment Information

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

The Wireless segment provides digital wireless service as a PCS affiliate to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, south-central and western Virginia, West Virginia, and small portions of North Carolina, Kentucky and Ohio. The Wireless segment also owns cell site towers built on leased land, and leases space on these towers to both affiliates and non-affiliated service providers.

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

Index

Three Months Ended June 30, 2017
(in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$107,681	$26,883	$5,128	$—	$—	$139,692
Other	5,218	2,095	6,253	—	—	13,566
Total external revenues	112,899	28,978	11,381	—	—	153,258
Internal revenues	1,234	586	8,195	—	(10,015)	—
Total operating revenues	114,133	29,564	19,576	—	(10,015)	153,258

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	38,469	14,911	9,330	—	(9,329)	53,381
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	29,637	4,867	1,683	7,521	(686)	43,022
Integration and acquisition expenses	4,124	—	—	(446)	—	3,678
Depreciation and amortization	35,551	6,090	3,155	129	—	44,925
Total operating expenses	107,781	25,868	14,168	7,204	(10,015)	145,006
Operating income (loss)	$6,352	$3,696	$5,408	$(7,204)	$—	$8,252

Three Months Ended June 30, 2016
 (in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$86,873	$24,167	$4,820	$—	$—	$115,860
Other	6,280	1,923	6,246	—	—	14,449
Total external revenues	93,153	26,090	11,066	—	—	130,309
Internal revenues	1,141	311	7,525	—	(8,977)	—
Total operating revenues	94,294	26,401	18,591	—	(8,977)	130,309

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	35,236	14,564	8,808	—	(8,312)	50,296
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	23,010	4,794	1,670	4,885	(665)	33,694
Integration and acquisition expenses	5,276	—	—	14,778	—	20,054
Depreciation and amortization	23,495	5,879	2,933	108	—	32,415
Total operating expenses	87,017	25,237	13,411	19,771	(8,977)	136,459
Operating income (loss)	$7,277	$1,164	$5,180	$(19,771)	$—	$(6,150)

Index

Six Months Ended June 30, 2017
(in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$215,867	$53,294	$10,176	$—	$—	$279,337
Other	11,261	4,129	12,411	—	—	27,801
Total external revenues	227,128	57,423	22,587	—	—	307,138
Internal revenues	2,468	1,154	16,143		(19,765)	—
Total operating revenues	229,596	58,577	38,730	—	(19,765)	307,138

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	76,788	30,139	18,603	—	(18,388)	107,142
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	58,101	9,725	3,359	13,367	(1,377)	83,175
Integration and acquisition expenses	7,916	—	—	251	—	8,167
Depreciation and amortization	71,303	11,879	6,286	261	—	89,729
Total operating expenses	214,108	51,743	28,248	13,879	(19,765)	288,213
Operating income (loss)	$15,488	$6,834	$10,482	$(13,879)	$—	$18,925

Six Months Ended June 30, 2016
(in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$139,052	$48,507	$9,779	$—	$—	$197,338
Other	9,484	3,768	12,290	—	—	25,542
Total external revenues	148,536	52,275	22,069	—	—	222,880
Internal revenues	2,276	572	14,901	—	(17,749)	—
Total operating revenues	150,812	52,847	36,970	—	(17,749)	222,880

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	51,815	29,210	17,450	—	(16,418)	82,057
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	34,524	9,902	3,275	8,750	(1,331)	55,120
Integration and acquisition expenses	5,276	—	—	15,110	—	20,386
Depreciation and amortization	31,988	11,974	5,967	225	—	50,154
Total operating expenses	123,603	51,086	26,692	24,085	(17,749)	207,717
Operating income (loss)	$27,209	$1,761	$10,278	$(24,085)	$—	$15,163

Index

A reconciliation of the total of the reportable segments’ operating income (loss) to consolidated income (loss) before taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Total consolidated operating income (loss)	$8,252	$(6,150)	$18,925	$15,163
Interest expense	(9,389)	(5,904)	(18,489)	(7,524)
Non-operating income, net	1,297	167	2,672	723
Income before income taxes	$160	$(11,887)	$3,108	$8,362

The Company’s assets by segment are as follows:

(in thousands)	June 30, 2017	December 31, 2016
Wireless	$1,039,531	$1,101,716
Cable	225,954	218,471
Wireline	123,123	115,282
Other	54,391	48,938
Consolidated totals	$1,442,999	$1,484,407

12.	Income Taxes

The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2013 are no longer subject to examination; net operating losses acquired in the nTelos acquisition are open to examination from 2002 forward. The Company is not subject to any state or federal income tax audits as of June 30, 2017.

The effective tax rate has fluctuated in recent periods due to the minimal base of pre-tax earnings or losses and has been further impacted by the impact of share based compensation tax benefits which are recognized as incurred under the provisions of ASC 740, "Income Taxes".

13.  Related Party Transactions

ValleyNet, an equity method investee of the Company, resells capacity on the Company’s fiber network under an operating lease agreement.  Additionally, the Company's PCS operating subsidiary leases capacity through ValleyNet.
The following tables summarize the financial statement impact from related party transactions with ValleyNet (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations and Comprehensive Income (Loss)	2017	2016	2017	2016
Facility Lease Revenue	$592	$636	$1,158	$1,250
Costs of Goods and Services	872	687	1,749	1,304

	June 30, 2017	December 31, 2016
Consolidated Balance Sheet
Accounts Receivable related to ValleyNet	$187	$191
Accounts Payable related to ValleyNet	299	448

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

*
The Wireless segment provides digital wireless service as a Sprint PCS affiliate to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, south-central and western Virginia, West Virginia, and small portions of North Carolina, Kentucky and Ohio. In these areas, we are the exclusive provider of Sprint-branded wireless mobility communications network products and services on the 800 MHz, 1900 MHz and 2.5 GHz bands.  This segment also owns cell site towers built on leased land, and leases space on these towers to both affiliates and non-affiliated service providers.

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

Recent Developments

Acquisition of nTelos and Exchange with Sprint: On May 6, 2016, we completed our previously announced acquisition of NTELOS Holdings Corp. (“nTelos”) for $667.8 million, net of cash acquired.  The purchase price was financed by a credit facility arranged by CoBank, ACB.  We have included the operations of nTelos for financial reporting purposes for periods subsequent to the acquisition.

We expect to incur approximately $18.3 million of integration and acquisition expenses associated with this transaction in 2017, in addition to the $54.7 million of such costs incurred during 2016.  We have incurred $5.4 and $12.5 million of these costs in the three and six months ended June 30, 2017, respectively. These costs include $0.4 million reflected in cost of goods and services, $1.3 million reflected in selling, general and administrative costs and $3.7 million reflected in integration and acquisition in the three month period ended June 30, 2017. These costs include $1.2 million reflected in cost of goods and

Index

services, $3.1 million reflected in selling, general and administrative and $8.2 million reflected in integration and acquisition costs in the six month period ended June 30, 2017. In addition to the approximately $73 million of incurred and expected expenses described above, we also incurred approximately $28 million of debt issuance, legal and other costs in 2015 and 2016 relating to this transaction, for a total expected cost of $101 million.

Acquisition of Expansion Area: On April 6, 2017, we expanded our affiliate service territory, under our agreements with Sprint, to include certain areas in North Carolina, Kentucky, Maryland, Ohio and West Virginia.  The expanded territory covers the Parkersburg, WV, Huntington, WV and Cumberland, MD basic trading areas.  Approximately 25,000 Sprint retail and former nTelos postpaid and prepaid subscribers in the new basic trading areas will become Sprint-branded affiliate customers managed by us.  We have authorization to serve over 6 million POPs in the mid-Atlantic region as a Sprint PCS Affiliate following this expansion. We plan to invest approximately $32 million over the next three years to upgrade and expand the existing wireless network coverage in those regions.  Once the expansion is complete, our plan is to open multiple Sprint-branded retail locations in the new area.

Results of Operations

Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016

Our consolidated results for the second quarter of 2017 and 2016 are summarized as follows:

	Three Months Ended June 30,		Change
(in thousands)	2017	2016	$	%
Operating revenues	$153,258	$130,309	$22,949	17.6
Operating expenses	145,006	136,459	8,547	6.3
Operating income (loss)	8,252	(6,150)	14,402	(234.2)

Interest expense	(9,389)	(5,904)	(3,485)	59.0
Other income, net	1,297	167	1,130	676.6
Income (loss) before taxes	160	(11,887)	12,047	(101.3)
Income tax expense (benefit)	240	(4,892)	5,132	(104.9)
Net loss	$(80)	$(6,995)	$6,915	(98.9)

Operating revenues

For the three months ended June 30, 2017, operating revenues increased $22.9 million, or 17.6%. Wireless segment revenues increased $19.8 million compared to the second quarter of 2016; nearly all of this increase was a result of the acquisition of nTelos on May 6, 2016. Cable segment revenues grew $3.2 million primarily as a result of 1.1% growth in average subscriber counts and an increase in revenue per subscriber.  Wireline segment revenues increased $1.0 million, primarily due to increases in fiber sales.

Operating expenses

Total operating expenses increased $8.5 million or 6.3% to $145.0 million in the three months ended June 30, 2017 compared with $136.5 million in the prior year period.  The increase in operating expenses was consistent with the growth that occurred in operating revenues, and was partially offset by a decrease of approximately $16.5 million of integration and acquisition costs.

Integration and acquisition costs in the Wireless segment primarily consisted of handsets provided to nTelos subscribers who needed a new phone to transition to the Sprint billing platform, and personnel costs associated with nTelos employees retained on a short-term basis who were necessary in the efforts required to migrate former nTelos customers to the Sprint back-office billing platform. In the Other segment, such costs primarily consisted of transaction-related expenses such as legal, severance and other professional fees.  Acquisition and integration costs were $5.4 million for the three months ended June 30, 2017, and were comprised of $0.4 million classified as cost of goods and services, $1.3 million classified as Selling, general and administrative, and $3.7 million classified as integration and acquisition; whereas acquisition and integration costs for the three

Index

months ended June 30, 2016 were $22.4 million, and were comprised of $0.3 million classified as cost of goods and services, $2.0 million classified as selling, general and administrative, and $20.1 million classified as integration and acquisition. We expect integration and acquisition costs related to the nTelos acquisition to decrease as integration activities wind down.

For the three months ended June 30, 2017 compared with the three months ended June 30, 2016, excluding integration and acquisition costs, the Wireless segment operating expenses increased $21.9 million primarily due to on-going costs associated with the acquired nTelos operations including $12.1 million of incremental depreciation and amortization.  Cable segment operating expenses increased $0.6 million, primarily due to expansion of network services. All other operating expenses increased $3.0 million, net of eliminations of intersegment activities.

Interest expense

Interest expense has increased primarily as a result of the incremental borrowings associated with closing the nTelos acquisition and the effect of increases in the London Interbank Offered Rate in late 2016 and during 2017. The impact of the interest rate increases has been partially offset by a swap that covers 50% of the outstanding principal under the new debt. Other changes include increased debt cost amortization reflecting the incremental costs of entering into the new debt, partially offset by increased capitalization of interest to capital projects.

Other income, net

Other income, net has increased $1.1 million primarily as a result of interest income derived from our investments.

Income tax expense

During the three months ended June 30, 2017, income tax expense increased by approximately $5.1 million, compared with the three months ended June 30, 2016. The increase is consistent with our growth in income before taxes and was partially offset by $0.5 million attributable to acquisition related deferred tax adjustments.

Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016

Our consolidated results for the first six months of 2017 and 2016 are summarized as follows:

	Six Months Ended June 30,		Change
(in thousands)	2017	2016	$	%
Operating revenues	$307,138	$222,880	$84,258	37.8
Operating expenses	288,213	207,717	80,496	38.8
Operating income	18,925	15,163	3,762	24.8

Interest expense	(18,489)	(7,524)	(10,965)	145.7
Other income, net	2,672	723	1,949	269.6
Income before taxes	3,108	8,362	(5,254)	(62.8)
Income tax expense	847	1,477	(630)	(42.7)
Net income	$2,261	$6,885	$(4,624)	(67.2)

Operating revenues

For the six months ended June 30, 2017, operating revenues increased $84.3 million, or 37.8%. Wireless segment revenues increased $78.8 million compared to the first six months of 2016; nearly all of this increase was a result of the acquisition of nTelos on May 6, 2016. Cable segment revenues grew $5.7 million primarily as a result of 1.1% growth in average subscriber counts and an increase in revenue per subscriber. Wireline segment revenues increased $1.8 million, net of eliminations and intersegment activities, primarily due to increases in fiber sales.

Index

Operating expenses

Total operating expenses increased $80.5 million or 38.8% to $288.2 million in the six months ended June 30, 2017 compared with $207.7 million in the prior year period.  The increase in operating expenses was consistent with the growth that occurred in operating revenues, and was partially offset by a decrease of approximately $10.3 million in integration and acquisition costs.

Integration and acquisition costs were $12.5 million for the six months ended June 30, 2017, and were comprised of $1.2 million classified as cost of goods and services, $3.1 million classified as selling, general and administrative, and $8.2 million classified as integration and acquisition; whereas acquisition and integration costs for the six months ended June 30, 2016 were $22.7 million, and were comprised of $0.3 million classified as cost of goods and services, $2.0 million classified as selling, general and administrative, and $20.4 million classified as integration and acquisition. We expect integration and acquisition costs related to the nTelos acquisition to decrease as integration activities wind down.

Excluding integration and acquisition costs the Wireless segment operating expenses increased $87.9 million primarily due to on-going costs associated with the nTelos operations that were acquired on May 6, 2016, including $39.5 million of incremental depreciation and amortization.  All other operating expenses increased $2.8 million, net of eliminations of intersegment activities.

Income tax expense

During the six months ended June 30, 2017, income tax expense decreased by approximately $0.6 million, compared with the six months ended June 30, 2016. The decrease is consistent with our change in income before taxes and included a decrease of $0.5 million of acquisition related deferred tax adjustments, offset by $1.3 million attributable to excess tax benefits that are derived from exercises of stock options and vesting of restricted stock.

Wireless

Our Wireless segment provides digital wireless service as a Sprint PCS affiliate to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, to Harrisonburg, Virginia, south-central and western Virginia, West Virginia, and portions of Maryland, North Carolina, Kentucky and Ohio. This segment also leases land on which it builds Company-owned cell towers, which it leases to affiliates and non-affiliated wireless service providers, throughout the same multi-state area described above.

We receive revenues from Sprint for subscribers that obtain service in our network coverage area.  We rely on Sprint to provide timely, accurate and complete information to record the appropriate revenue for each financial period.  Postpaid revenues received from Sprint are recorded net of certain fees retained by Sprint.  Since January 1, 2016, the fees retained by Sprint are 16.6%, and certain revenue and expense items previously included in these fees became separately settled.

We also offer prepaid wireless products and services in our network coverage area.  Sprint retains a Management Fee equal to 6% of prepaid customer billings.  Prepaid revenues received from Sprint are reported net of the cost of this fee.  Other fees charged on a per unit basis are separately recorded as expenses according to the nature of the expense.  We pay handset subsidies to Sprint for the difference between the selling price of prepaid handsets and their cost, recorded as a net cost in cost of goods sold.  The revenue and expense components reported to us by Sprint are based on Sprint’s national averages for prepaid services, rather than being specifically determined by customers assigned to our geographic service areas.

The following tables show selected operating statistics of the Wireless segment, including the effects of the nTelos acquisition and the exchange with Sprint on May 6, 2016 and the acquisition of expansion area on April 6, 2017, as of the dates shown:

Index

	June 30, 2017	December 31, 2016	June 30, 2016	December 31, 2015
Retail PCS Subscribers – Postpaid	732,664	722,562	717,563	312,512
Retail PCS Subscribers – Prepaid (1)	246,800	236,138	289,311	142,840
PCS Market POPS (000) (2)	6,047	5,536	5,536	2,433
PCS Covered POPS (000) (2)	5,137	4,807	4,528	2,224
CDMA Base Stations (sites)	1,541	1,467	1,425	552
Towers Owned	195	196	177	158
Non-affiliate Cell Site Leases	205	202	211	202
_______________________________________________________

1)
Prepaid subscribers reported in the December 2016 and subsequent periods include the impact of a change in the Company's policy as to how long an inactive customer is included in the customer counts. This policy change, implemented in December 2016, effectively reduced prepaid customers by approximately 24 thousand.

2)
POPS refers to the estimated population of a given geographic area and is based on information purchased from third party sources.  Market POPS are those within a market area which we are authorized to serve under our Sprint PCS affiliate agreements, and Covered POPS are those covered by our network.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross PCS Subscriber Additions – Postpaid	40,408	26,185	79,109	43,541
Net PCS Subscriber Additions (Losses) – Postpaid	(3,450)	(1,319)	(7,603)	1,400
Gross PCS Subscriber Additions – Prepaid	38,203	27,353	80,394	48,584
Net PCS Subscriber Additions (Losses) – Prepaid	(2,719)	(6,912)	4,539	(7,213)
PCS Average Monthly Retail Churn % - Postpaid (1)	2.00%	1.56%	2.02%	1.56%
PCS Average Monthly Retail Churn % - Prepaid (1) (2)	5.49%	4.74%	5.18%	4.90%
_______________________________________________________

1)	PCS Average Monthly Retail Churn is the average of the monthly subscriber turnover, or churn, calculations for the period.

2)
The losses of prepaid customers in Q2’17 largely relate to government recertification requirements for customers renewing their eligibility for the government subsidized Assurance Lifeline program offered by Assurance Wireless ("Assurance"), a lifeline cell phone provider affiliated with Sprint. Churn in the Assurance program increased by approximately 4,300 deactivations as a result of recertification activity during the quarter. Excluding the impact of this activity, prepaid churn would have been 4.91% for both the three-month and six-month periods ended 6/30/17.

The numbers shown above include the following:

	June 30, 2017	June 30, 2016
	Acquired with acquisition of Expansion Area	Acquired with acquisition of nTelos
Acquired PCS Subscribers - Postpaid	19,067	404,444
Acquired PCS Subscribers - Prepaid	5,962	154,944
Acquired PCS Market POPS (000) (1)	510,638	3,099
Acquired PCS Covered POPS (000) (1)	243,678	2,298
Acquired CDMA Base Stations (sites) (2)	—	868
Towers	—	20
Non-affiliate Cell Site Leases	—	10
_______________________________________________________

1)
POPS refers to the estimated population of a given geographic area and is based on information purchased from third party sources.  Market POPS are those within a market area which we are authorized to serve under our Sprint PCS affiliate agreements, and Covered POPS are those covered by our network.

2)	Net of approximately 100 overlap sites we intended to shut down following our May 6, 2016 acquisition of nTelos. As of June 30, 2017 we have shut down 96 overlap sites.

Index

Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016

(in thousands)	Three Months Ended June 30,		Change
	2017	2016	$	%
Segment operating revenues
Wireless service revenue	$107,681	$86,873	$20,808	24.0
Tower lease revenue	2,861	2,812	49	1.7
Equipment revenue	2,779	2,777	2	0.1
Other revenue	812	1,832	(1,020)	(55.7)
Total segment operating revenues	114,133	94,294	19,839	21.0
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	38,469	35,236	3,233	9.2
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	29,637	23,010	6,627	28.8
Integration and acquisition expenses	4,124	5,276	(1,152)	(21.8)
Depreciation and amortization	35,551	23,495	12,056	51.3
Total segment operating expenses	107,781	87,017	20,764	23.9
Segment operating income	$6,352	$7,277	$(925)	(12.7)

Service Revenues

Wireless service revenue increased $20.8 million, or 24.0%, for the three months ended June 30, 2017, compared with the June 30, 2016, period. The table below provides additional detail regarding the growth that occurred in service revenue.

(in thousands)	Three Months Ended June 30,		Change
Service Revenues	2017	2016	$	%
Postpaid net billings (1)	$93,722	$75,219	$18,503	24.6
Sprint management fee	(7,623)	(6,344)	(1,279)	20.2
Sprint net service fee	(7,781)	(5,307)	(2,474)	46.6
Waiver of management fee	7,604	5,129	2,475	48.3
	85,922	68,697	17,225	25.1
Prepaid net billings
Gross billings	26,058	20,504	5,554	27.1
Sprint management fee	(1,563)	(1,218)	(345)	28.3
Waiver of management fee	1,563	966	597	61.8
	26,058	20,252	5,806	28.7

Travel and other revenues	5,478	4,260	1,218	28.6
Amortization of expanded affiliate agreement	(5,343)	(3,290)	(2,053)	62.4
Straight-line adjustment - management fee waiver	(4,434)	(3,046)	(1,388)	45.6
Total Service Revenues	$107,681	$86,873	$20,808	24.0
_______________________________________________________
1) Postpaid net billings are defined under the terms of the affiliate contract with Sprint to be the gross billings to customers within our service territory less billing credits and adjustments and allocated write-offs of uncollectible accounts.

Index

Operating revenues

The changes in Wireless segment service revenues shown in the table above are primarily due to the May 6, 2016 acquisition of nTelos. Postpaid subscribers have increased by approximately 15 thousand from June 30, 2016 to June 30, 2017, including approximately 17 thousand subscribers obtained with the acquisition of the Expansion Area. Sprint fees include a management fee of 8% of total post-paid net billings and a net service fee of 8.6% of net billings from the Sprint billing system. The net service fee has grown as a result of migrating additional nTelos acquired subscribers to the Sprint billing system and growth in total subscribers. Prepaid subscribers have decreased by approximately 42 thousand over the same time period. The drop in prepaid subscribers includes the impact of a change in our policy as to how long an inactive customer is included in the customer counts. It also includes a decrease of 4,400 prepaid customers as a result of the government's requiring Assurance customers to meet more stringent qualification criteria. This policy change, implemented in December 2016 effectively reduced prepaid customers by approximately 24 thousand.

In addition to the subscribers acquired as a result of the acquisition, we recorded an asset related to the changes to the Sprint affiliate agreement, including the right to serve new subscribers in the nTelos footprint, as previously described.  That asset is being amortized through the expiration of the current initial term of that contract in 2029 and, as a result, we recorded $5.3 million in amortization as a contra revenue item in the second quarter of 2017.  Sprint agreed to waive certain management fees that they would otherwise be entitled to under the affiliate agreement in exchange for our commitment to buy nTelos, upgrade its network and support the former nTelos and Sprint customers.  The fees waived are being recognized on a straight-line basis, offsetting operating revenues, over the remainder of the initial term of the contract through 2029 and, as a result, we recorded an adjustment of $4.4 million in the second quarter of 2017.

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

Cost of goods and services

Cost of goods and services increased $3.2 million, or 9.2%, in the second quarter of 2017 compared with the second quarter of 2016. The increase results primarily from increases in cell site rent, power, maintenance and backhaul costs for the incremental 868 cell sites in the nTelos territory of $7.1 million, as well as the related growth in the cost of agreements to service and maintain these sites of $1.3 million, and was offset by lower cost of handsets and end user equipment.

Selling, general and administrative

Selling, general and administrative costs increased $6.6 million, or 28.8%, in the second quarter of 2017 from the comparable 2016 period, primarily due to the May 6, 2016 acquisition of nTelos.  Increases include $1.9 million of incremental separately settled third party channel commissions, $1.3 million in incremental advertising and marketing campaigns, and $0.4 million in other administrative costs. Costs associated with prepaid wireless offerings increased $3.0 million.

Integration and acquisition

Integration and acquisition expenses of $4.1 million in the second quarter of 2017 include approximately $3.7 million for replacement handsets issued to former nTelos subscribers migrated to the Sprint billing platform and $0.4 million in other expenses.

Depreciation and amortization

Depreciation and amortization increased $12.1 million, or 51.3%, in the second quarter of 2017 over the comparable 2016 period, due primarily to $13.1 million in incremental depreciation derived from the May 6, 2016 acquisition of nTelos, which was partially offset by a decrease of $1.0 million in amortization of customer based intangibles recorded in the acquisition.  Amortization of customer based intangibles is based on a pattern-of-benefits approach that warranted the use of a declining balance amortization method.

Index

Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016

(in thousands)	Six Months Ended June 30,		Change
	2017	2016	$	%
Segment operating revenues
Wireless service revenue	$215,867	$139,052	$76,815	55.2
Tower lease revenue	5,743	5,562	181	3.3
Equipment revenue	5,924	4,231	1,693	40.0
Other revenue	2,062	1,967	95	4.8
Total segment operating revenues	229,596	150,812	78,784	52.2
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	76,788	51,815	24,973	48.2
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	58,101	34,524	23,577	68.3
Integration and acquisition expenses	7,916	5,276	2,640	50.0
Depreciation and amortization	71,303	31,988	39,315	122.9
Total segment operating expenses	214,108	123,603	90,505	73.2
Segment operating income	$15,488	$27,209	$(11,721)	(43.1)

Service Revenues

Wireless service revenue increased $76.8 million, or 55.2%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, detailed as follows:

(in thousands)	Six Months Ended June 30,		Change
Service Revenues	2017	2016	$	%
Postpaid net billings (1)	$186,711	$120,857	$65,854	54.5
Sprint management fee	(15,006)	(9,995)	(5,011)	50.1
Sprint net service fee	(14,981)	(9,241)	(5,740)	62.1
Waiver of management fee	14,987	5,129	9,858	192.2
	171,711	106,750	64,961	60.9
Prepaid net billings
Gross billings	52,004	33,587	18,417	54.8
Sprint management fee	(3,120)	(2,003)	(1,117)	55.8
Waiver of management fee	3,120	966	2,154	223.0
	52,004	32,550	19,454	59.8

Travel and other revenues	11,113	6,088	5,025	82.5
Amortization of expanded affiliate agreement	(10,321)	(3,290)	(7,031)	213.7
Straight-line adjustment - management fee waiver	(8,640)	(3,046)	(5,594)	183.7
Total Service Revenues	$215,867	$139,052	$76,815	55.2
_______________________________________________________
1) Postpaid net billings are defined under the terms of the affiliate contract with Sprint to be the gross billings to customers within our service territory less billing credits and adjustments and allocated write-offs of uncollectible accounts.

Index

Operating revenues

Effective May 6, 2016, we acquired approximately 404,000 postpaid and 155,000 prepaid subscribers through our acquisition of nTelos. This acquisition and other changes to the postpaid customer gross additions and churn, outlined in the tables above, resulted in an increase of $65.9 million or 54.5% in postpaid net billings. Sprint fees include a management fee of 8% of total post-paid net billings and a net service fee of 8.6% of net billings from the Sprint billing system. The net service fee has grown as a result of migrating additional nTelos acquired subscribers to the Sprint billing system and growth in total subscribers. Travel revenues grew by $5.0 million as a result of the nTelos acquisition. Prepaid net billings grew by $19.5 million or 59.8% as a result of the growth in the customer base related to the nTelos acquisition and other changes in gross additions and churn outlined in the tables above.

In addition to the subscribers acquired as a result of the acquisition, we recorded an asset related to the changes to the Sprint affiliate agreement, including the right to serve new subscribers in the nTelos footprint, as previously described.  That asset is being amortized through the expiration of the current initial term of that contract in 2029 and, as a result, we recorded $10.3 million in amortization as a contra revenue item for the six months ended June 30, 2017.   Sprint agreed to waive certain management fees that they would otherwise be entitled to under the affiliate agreement in exchange for our commitment to buy nTelos, upgrade its network and support the former nTelos and Sprint customers.  The fees waived are being recognized on a straight-line basis, offsetting operating revenues, over the remainder of the initial term of the contract through 2029 and, as a result, we recorded an adjustment of $8.6 million for the six months ended June 30, 2017.

Other operating revenues

The increases in equipment revenue and other revenue also resulted primarily from the nTelos acquisition, with the increase in other revenue primarily representing regulatory recovery revenues recognized by nTelos, whereas historically Sprint has recognized such revenues billed to customers in our service area. As migration of nTelos customers is completed we expect regulatory recovery revenues to decrease as Sprint will recognize such revenues billed to migrated customers in our service area.

Cost of goods and services

Cost of goods and services increased $25.0 million, or 48.2%, in 2017 from the first half of 2016. The increase results from increases in cell site rent and backhaul costs for the incremental cell sites in the nTelos territory of $25.9 million, as well as the related growth in the cost of service agreements to maintain these sites of $4.4 million and was partially offset by declines in costs of new national handsets settled separately under the affiliate agreement and end user equipment of $5.4 million. Cost of goods and services also included $0.4 million of costs to support nTelos legacy billing operations until customers migrate to Sprint’s back-office systems.

Selling, general and administrative

Selling, general and administrative costs increased $23.6 million, or 68.3%, in the six months ended June 30, 2017 from the comparable 2016 period. This increase included $5.0 million of separately settled third party channel commissions; $0.8 million from the operating costs of incremental stores acquired as a result of the nTelos acquisition; $7.1 million in incremental sales and marketing campaigns. Costs associated with prepaid wireless offerings increased $7.7 million. Selling, general and administrative costs also included incremental costs of $1.3 million to support nTelos legacy billing operations until customers migrate to Sprint’s billing platform. Administrative costs, necessary to support our growth and expansion increased $1.6 million.

Integration and acquisition

Integration and acquisition expenses of $7.9 million incurred during the six months ended June 30, 2017, include approximately $7.4 million for replacement handsets issued to former nTelos subscribers when migrating to the Sprint billing platform and $0.5 million in other expenses.

Depreciation and amortization

Depreciation and amortization increased $39.3 million, or 122.9%, in the six months ended June 30, 2017 as compared with the comparable 2016 period. As related to the May 6, 2016 acquisition of nTelos, depreciation on the acquired fixed assets increased $33.6 million and amortization of customer based intangibles increased $5.7 million. Customer based intangibles are being amortized over accelerated lives, based on a pattern of benefits.

Index

Cable

The Cable segment provides video, internet and voice services in franchise areas in portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area. It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia, which are included in the Wireline segment. Increases in homes passed, available homes and video customers between December 31, 2015 and June 30, 2016, resulted from the Colane acquisition on January 1, 2016.

	June 30, 2017	December 31, 2016	June 30, 2016	December 31, 2015
Homes Passed (1)	184,834	184,710	184,627	172,538
Customer Relationships (2)
Video customers	46,014	48,512	49,241	48,184
Non-video customers	31,291	28,854	27,230	24,550
Total customer relationships	77,305	77,366	76,471	72,734
Video
Customers (3)	48,248	50,618	51,549	50,215
Penetration (4)	26.1%	27.4%	27.9%	29.1%
Digital video penetration (5)	81.5%	77.4%	75.3%	77.9%
High-speed Internet
Available Homes (6)	184,834	183,826	183,743	172,538
Customers (3)	61,947	60,495	58,230	55,131
Penetration (4)	33.5%	32.9%	31.7%	32.0%
Voice
Available Homes (6)	182,303	181,089	181,006	169,801
Customers (3)	22,092	21,352	21,092	20,166
Penetration (4)	12.1%	11.8%	11.7%	11.9%
Total Revenue Generating Units (7)	132,287	132,465	130,871	125,512
Fiber Route Miles	3,301	3,137	2,962	2,844
Total Fiber Miles (8)	114,366	92,615	81,305	76,949
Average Revenue Generating Units	132,829	131,218	131,385	124,054
_______________________________________________________

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

Index

Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016

(in thousands)	Three Months Ended June 30,		Change
	2017	2016	$	%
Segment operating revenues
Service revenue	$26,883	$24,167	$2,716	11.2
Other revenue	2,681	2,234	447	20.0
Total segment operating revenues	29,564	26,401	3,163	12.0
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	14,911	14,564	347	2.4
Selling, general, and administrative, exclusive of depreciation and amortization shown separately below	4,867	4,794	73	1.5
Depreciation and amortization	6,090	5,879	211	3.6
Total segment operating expenses	25,868	25,237	631	2.5
Segment operating income	$3,696	$1,164	$2,532	217.5

Operating revenues

Cable segment service revenues increased $2.7 million, or 11.2%, due to video rate increases in January 2017 to offset increases in programming costs, new and existing customers selecting higher-speed data ("HSD") access packages, and a 1.1% increase in average revenue generating units.

Other revenue grew $0.4 million, primarily due to new fiber contracts to towers, schools and libraries.

Operating expenses

Cable segment cost of goods and services increased $0.3 million, or 2.4%, in the second quarter of 2017 over the comparable 2016 period. The increase resulted from higher network and maintenance costs.

Selling, general and administrative expenses increased $0.1 million against the prior year quarter due to higher commission and marketing costs.

Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016

(in thousands)	Six Months Ended June 30,		Change
	2017	2016	$	%
Segment operating revenues
Service revenue	$53,294	$48,507	$4,787	9.9
Other revenue	5,283	4,340	943	21.7
Total segment operating revenues	58,577	52,847	5,730	10.8
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	30,139	29,210	929	3.2
Selling, general, and administrative, exclusive of depreciation and amortization shown separately below	9,725	9,902	(177)	(1.8)
Depreciation and amortization	11,879	11,974	(95)	(0.8)
Total segment operating expenses	51,743	51,086	657	1.3
Segment operating income	$6,834	$1,761	$5,073	288.1

Index

Operating revenues

Cable segment service revenues increased $4.8 million, or 9.9%, due to video rate increases in January 2017 to offset increases in programming costs, customers selecting HSD access packages and growth in HSD and phone customers, and a 1.1% increase in average revenue generating units.

Other revenue grew $0.9 million, primarily due to new fiber contracts to towers, schools and libraries.

Operating expenses

Cable segment cost of goods and services increased $0.9 million, or 3.2%, in the six months ended June 30, 2017 over the comparable 2016 period. The increase resulted from higher network and maintenance costs.

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

	June 30, 2017	December 31, 2016	June 30, 2016	December 31, 2015
Telephone Access Lines (1)	18,077	18,443	19,188	20,252
Long Distance Subscribers	9,139	9,149	9,269	9,476
Video Customers (2)	5,180	5,264	5,327	5,356
DSL and Cable Modem Subscribers (1)	14,605	14,314	14,122	13,890
Fiber Route Miles	2,017	1,971	1,752	1,736
Total Fiber Miles (3)	146,967	142,230	126,639	123,891
_______________________________________________________

1)
Effective October 1, 2015, we launched cable modem services on our cable plant, and ceased the requirement that a customer have a telephone access line to purchase internet service. As of June 30, 2017, 1,361 customers have purchased cable modem service received via the coaxial cable network.

2)	The Wireline segment’s video service passes approximately 16,500 homes.

3)
Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance.  For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Index

Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016

	Three Months Ended June 30,		Change
(in thousands)	2017	2016	$	%
Segment operating revenues
Service revenue	$5,676	$5,381	$295	5.5
Carrier access and fiber revenues	13,038	12,293	745	6.1
Other revenue	862	917	(55)	(6.0)
Total segment operating revenues	19,576	18,591	985	5.3

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	9,330	8,808	522	5.9
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,683	1,670	13	0.8
Depreciation and amortization	3,155	2,933	222	7.6
Total segment operating expenses	14,168	13,411	757	5.6
Segment operating income	$5,408	$5,180	$228	4.4

Operating revenues

Total operating revenues in the quarter ended June 30, 2017 increased $1.0 million, or 5.3%, against the comparable 2016 period, as a result of increases in fiber and access contracts.

Operating expenses

Operating expenses overall increased $0.8 million, or 5.6%, in the quarter ended June 30, 2017, compared to the 2016 quarter. The $0.5 million increase in cost of goods and services primarily resulted from costs to support the increase in carrier access and fiber revenues shown above.

Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016

	Six Months Ended June 30,		Change
(in thousands)	2017	2016	$	%
Segment operating revenues
Service revenue	$11,278	$10,917	$361	3.3
Carrier access and fiber revenues	25,703	24,263	1,440	5.9
Other revenue	1,749	1,790	(41)	(2.3)
Total segment operating revenues	38,730	36,970	1,760	4.8

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	18,603	17,450	1,153	6.6
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	3,359	3,275	84	2.6
Depreciation and amortization	6,286	5,967	319	5.3
Total segment operating expenses	28,248	26,692	1,556	5.8
Segment operating income	$10,482	$10,278	$204	2.0

Index

Operating revenues

Total operating revenues in the six months ended June 30, 2017 increased $1.8 million, or 4.8%, against the comparable 2016 period. Carrier access and fiber revenues increased $1.4 million due to increases in fiber and access contracts. The increase in service revenues primarily results from higher revenues for high-speed data services.

Operating expenses

Operating expenses overall increased $1.6 million, or 5.8%, in the six months ended June 30, 2017, compared to the 2016 period. The $1.2 million increase in cost of goods and services primarily resulted from costs to support the increase in carrier access and fiber revenues shown above.

Non-GAAP Financial Measures

In managing our business and assessing our financial performance, management supplements the information provided by financial statement measures prepared in accordance with GAAP with Adjusted OIBDA and Continuing OIBDA, which are considered “non-GAAP financial measures” under SEC rules.

Adjusted OIBDA is defined by us as operating income (loss) before depreciation and amortization, adjusted to exclude the effects of:  certain non-recurring transactions, impairment of assets, gains and losses on asset sales, straight-line adjustments for the waived management fee by Sprint, amortization of the affiliate contract expansion intangible reflected as a contra revenue, actuarial gains and losses on pension and other post-retirement benefit plans, and share-based compensation expense.  Adjusted OIBDA should not be construed as an alternative to operating income as determined in accordance with GAAP as a measure of operating performance.  Continuing OIBDA is defined by us as Adjusted OIBDA, less the benefit received from the waived management fee. The waiver will end when the cumulative amount waived reaches $252 million, which we expect to occur in five years.

In a capital-intensive industry such as telecommunications, management believes that Adjusted OIBDA and Continuing OIBDA and the associated percentage margin calculations are meaningful measures of our operating performance.  We use Adjusted OIBDA and Continuing OIBDA as supplemental performance measures because management believes they facilitate comparisons of our operating performance from period to period and comparisons of our operating performance to that of other companies by excluding potential differences caused by the age and book depreciation of fixed assets (affecting relative depreciation expenses) as well as the other items described above for which additional adjustments were made.  In the future, management expects that we may again report Adjusted and Continuing OIBDA excluding these items and may incur expenses similar to these excluded items.  Accordingly, the exclusion of these and other similar items from our non-GAAP presentation should not be interpreted as implying these items are non-recurring, infrequent or unusual.

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

Index

In light of these limitations, management considers Adjusted OIBDA and Continuing OIBDA as a financial performance measure that supplements but does not replace the information reflected in our GAAP results.

The following table shows Adjusted OIBDA and Continuing OIBDA for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Adjusted OIBDA	$69,444	$55,905	$143,012	$96,271
Continuing OIBDA	$60,277	$49,810	$124,905	$90,176

The following table reconciles Adjusted OIBDA and Continuing OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure, for the three and six months ended June 30, 2017 and 2016:

Consolidated:	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Operating income (loss)	$8,252	$(6,150)	$18,925	$15,163
Plus depreciation and amortization	44,925	32,415	89,729	50,154
Plus (gain) loss on asset sales	(56)	(48)	(67)	(63)
Plus share based compensation expense	849	959	2,418	1,956
Plus straight line adjustment to management fee waiver	4,434	3,046	8,640	3,046
Plus amortization of intangible netted in revenue	5,343	3,290	10,321	3,290
Plus amortization of intangible netted in rent expense	334	—	593	—
Plus temporary back office costs to support the billing operations through migration (1)	1,685	2,339	4,286	2,339
Plus integration and acquisition related expenses	3,678	20,054	8,167	20,386
Adjusted OIBDA	$69,444	$55,905	$143,012	$96,271
Less waived management fee	(9,167)	(6,095)	(18,107)	(6,095)
Continuing OIBDA	$60,277	$49,810	$124,905	$90,176
______________________________________
(1) Once former nTelos customers migrate to the Sprint back office, the Company incurs certain postpaid fees retained by Sprint that would offset a portion of these savings. For the three and six months ended June 30, 2017, these offsets were estimated at $0.5 million and $1.3 million, respectively.

Index

The following tables reconcile adjusted OIBDA and Continuing OIBDA to operating income by major segment for the three and six months ended June 30, 2017 and 2016:

Wireless Segment:	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Operating income	$6,352	$7,277	$15,488	$27,209
Plus depreciation and amortization	35,551	23,495	71,303	31,988
Plus (gain) loss on asset sales	21	(53)	15	(39)
Plus share based compensation expense	364	311	1,085	624
Plus straight line adjustment to management fee waiver (1)	4,434	3,046	8,640	3,046
Plus amortization of intangible netted in revenue	5,343	3,290	10,321	3,290
Plus amortization of intangible netted in rent expense	334	—	593	—
Plus temporary back office costs to support the billing operations	1,693	2,339	4,286	2,339
Plus integration and acquisition related expenses (2)	4,124	5,276	7,916	5,276
Adjusted OIBDA	$58,216	$44,981	$119,647	$73,733
Less waived management fee (3)	(9,167)	(6,095)	(18,107)	(6,095)
Continuing OIBDA	$49,049	$38,886	$101,540	$67,638
________________________________
(1) Pursuant to the intangible asset exchange with Sprint, we recognized an intangible asset for the affiliate contract expansion received. Consistent with the presentation of related service fees charged by Sprint, we recognize the amortization of this intangible as a contra-revenue over the remaining contract term that concludes November 2029.
(2) Integration and acquisition costs consist of severance accruals for short-term nTelos personnel to be separated as integration activities wind down, transaction related expenses, device costs to support the transition to Sprint billing platforms, and other transition costs to support the migration to Sprint back-office functions. Once former nTelos customers migrate to the Sprint back office, the Company incurs certain postpaid fees retained by Sprint and prepaid costs passed to us by Sprint that would offset a portion of these savings.
(3) As part of our amended affiliate agreement, Sprint agreed to waive the management fee, which is historically presented as a contra-revenue, for a period of approximately six years. The impact of Sprint’s waiver of the management fee over the approximate six-year period is reflected as an increase in revenue, offset by the non-cash adjustment to recognize this impact on a straight-line basis over the remaining contract term that concludes November 2029.

Cable Segment:	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Operating income	$3,696	$1,164	$6,834	$1,761
Plus depreciation and amortization	6,090	5,879	11,879	11,974
Less gain on asset sales	(73)	(20)	(96)	(34)
Plus share based compensation expense	206	294	587	602
Adjusted OIBDA and Continuing OIBDA	$9,919	$7,317	$19,204	$14,303

Wireline Segment:	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Operating income	$5,408	$5,180	$10,482	$10,278
Plus depreciation and amortization	3,155	2,933	6,286	5,967
Plus (gain) loss on asset sales	(3)	40	27	40
Plus share based compensation expense	86	136	242	284
Adjusted OIBDA and Continuing OIBDA	$8,646	$8,289	$17,037	$16,569

Index

Liquidity and Capital Resources

We have three principal sources of funds available to meet the financing needs of our operations, capital projects, debt service, and potential dividends.  These sources include cash flows from operations, existing balances of cash and cash equivalents, the liquidation of investments, and borrowings.  Management routinely considers the alternatives available to determine what mix of sources are best suited for the long-term benefit of the Company.

Sources and Uses of Cash. We generated $86.8 million of net cash from operations in the first six months of 2017, compared with $50.4 million in the first six months of 2016.

Indebtedness.  As of June 30, 2017, our indebtedness totaled $860.8 million in term loans with an annualized effective interest rate of approximately 4.06% after considering the impact of the interest rate swap contract and unamortized loan costs.  The balance consists of the $460.8 million Term Loan A-1 at a variable rate (3.98% as of June 30, 2017) that resets monthly based on one month LIBOR plus a margin of 2.75%, and the $400.0 million Term Loan A-2 at a variable rate (4.23% as of June 30, 2017) that resets monthly based on one month LIBOR plus a margin of 3.00%.  The Term Loan A-1 requires quarterly principal repayments of $12.1 million quarterly through June 30, 2020, with further increases at that time through maturity in June 30, 2021.  The Term Loan A-2 requires quarterly principal repayments of $10.0 million beginning on September 30, 2018 through March 31, 2023, with the remaining balance due June 30, 2023.

We are bound by certain covenants under the 2016 credit agreement. Noncompliance with any one or more of the covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. As of June 30, 2017, we were in compliance with all covenants, and ratios at June 30, 2017 were as follows:

	Actual	Covenant Requirement at June 30,2017
Total Leverage Ratio	2.91	3.75 or Lower
Debt Service Coverage Ratio	4.35	2.00 or Higher
Minimum Liquidity Balance	133,403	$25 million or Higher

In accordance with the Credit Agreement, the total leverage and debt service coverage ratios noted above are based on consolidated EBITDA, cash taxes, scheduled principal payments and cash interest expense for the nine month period ending June 30, 2017, divided by three and multiplied by four, all as defined under the Credit Agreement. In addition to the covenants above, we are required to supply the lenders with quarterly financial statements and other reports as defined by the 2016 credit agreement. We were in compliance with all reporting requirements at June 30, 2017.

We had no off-balance sheet arrangements (other than operating leases) and have not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. We budgeted $155.2 million in capital expenditures for 2017, including $86.4 million in the Wireless segment for upgrades and expansion of the nTelos wireless network, $2.9 million for upgrades in the Wireless segment Expansion Area; $28.1 million for network expansion including new fiber routes, new cell towers, and cable market expansion; $27.0 million for additional network capacity; and $10.8 million for information technology upgrades, new and renovated buildings and other projects.

For the first six months of 2017, we spent $68.8 million on capital projects, compared to $60.1 million in the comparable 2016 period.  Spending related to Wireless projects accounted for $40.3 million in the first six months of 2017, primarily for upgrades of former nTelos sites and additional cell sites to expand coverage in the former nTelos territory. Cable capital spending of $15.4 million related to network and cable market expansion. Wireline capital projects cost $11.6 million, driven primarily by fiber builds.  Other projects totaled $1.5 million, largely related to information technology projects.

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

Index

products and services. The actual amount and timing of our future capital requirements may differ materially from our estimate depending on the demand for our products and new market developments and opportunities.

Our cash flows from operations could be adversely affected by events outside our control, including, without limitation, changes in overall economic conditions, regulatory requirements, changes in technologies, demand for our products, availability of labor resources and capital, changes in our relationship with Sprint, and other conditions.  The Wireless segment’s operations are dependent upon Sprint’s ability to execute certain functions such as billing, customer care, and collections; our ability to develop and implement successful marketing programs and new products and services; and our ability to effectively and economically manage other operating activities under our agreements with Sprint.  Our ability to attract and maintain a sufficient customer base is also critical to our ability to maintain a positive cash flow from operations.  The foregoing events individually or collectively could affect our results.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, delaying the effective date of ASU 2014-09. Three other amendments have been issued during 2016 modifying the original ASU. As amended, the new standard is effective for the Company on January 1, 2018, using either a retrospective basis or a modified retrospective basis with early adoption permitted. We plan to adopt the standard effective January 1, 2018 and to adopt this standard using the modified retrospective transition approach. We are continuing to assess all potential impacts of the standard, including the impact to the pattern with which revenue is recognized, the impact of the standard on current accounting policies, practices and system of internal controls, in order to identify material differences, if any that would result from applying the new requirements. In 2016, we identified a project team and commenced an initial impact assessment process for ASU 2014-09. We are continuing its work toward establishing new policies and processes, and are implementing necessary changes to data and procedures necessary to comply with the new requirements. Based on the results of the project team’s assessment to date, we anticipate this standard will have an impact, which could be significant, to the consolidated financial statements. While continuing to assess all potential impacts of the standard, we believe the most significant impact relates to additional disclosures required for qualitative and quantitative information concerning the nature, amount, timing, and any uncertainty of revenue and cash flows from contracts with customers, the capitalization of costs of commissions, upfront contract costs, the pattern with which revenue is recognized, and other contract acquisition-based and contract fulfillment costs.
In February 2016, the FASB issued ASU No. 2016-02, “Leases”, also known as Topic 842, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous generally accepted accounting principles.  This change will result in an increase to recorded assets and liabilities on lessees’ financial statements, as well as changes in the categorization of rental costs, from rent expense to interest and depreciation expense.  Other effects may occur depending on the types of leases and the specific terms of them utilized by particular lessees.  The ASU is effective for us on January 1, 2019, and early application is permitted.  Modified retrospective application is required.  We are currently evaluating the ASU and expect that it will have a material impact on our consolidated financial statements.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of June 30, 2017, the Company had $860.8 million of variable rate debt outstanding (excluding unamortized loan fees and costs of $16.7 million), bearing interest at a weighted average rate of 4.09% as determined on a monthly basis. An increase in market interest rates of 1.00% would add approximately $8.4 million to annual interest expense, excluding the effect of the interest rate swap.  In May 2016, the Company entered into a pay-fixed, receive-variable interest rate swap with three counterparties totaling $256.6 of notional principal (subject to change based upon expected draws under the delayed draw term loan and principal payments due under our debt agreements).  This swap, combined with the swap purchased in 2012, covers notional principal equal to approximately 50% of the expected outstanding variable rate debt through maturity in 2023. The Company is required to pay a combined fixed rate of approximately 1.16% and receive a variable rate based on one month LIBOR (1.23% as of June 30, 2017), to manage a portion of its interest rate risk. Changes in the net interest paid or received under the swaps would offset approximately 50% of the change in interest expense on the variable rate debt outstanding. The swap agreements currently reduce annual interest expense by approximately $0.8 million, based on the spread between the fixed rate and the variable rate currently in effect on our debt.

The second component of interest rate risk consists of temporary excess cash, which can be invested in various short-term investment vehicles such as overnight repurchase agreements and Treasury bills with a maturity of less than 90 days. As of June 30, 2017, the cash is invested in a commercial checking account that has limited interest rate risk. Management continually evaluates the most beneficial use of these funds.

The third component of interest rate risk is increases in interest rates that may adversely affect the rate at which the Company may borrow funds for growth in the future.  If the Company should borrow additional funds under any Incremental Term Loan Facility to fund its capital investment needs, repayment provisions would be agreed to at the time of each draw under the Incremental Term Loan Facility.  If the interest rate margin on any draw exceeds by more than 0.25% the applicable interest rate margin on the Term Loan Facility, the applicable interest rate margin on the Term Loan Facility shall be increased to equal the interest rate margin on the Incremental Term Loan Facility.  If interest rates increase generally, or if the rate applied under the Company’s Incremental Term Loan Facility causes the Company’s outstanding debt to be repriced, the Company’s future interest costs could increase.

Management views market risk as having a potentially significant impact on the Company's results of operations, as future results could be adversely affected if interest rates were to increase significantly for an extended period, or if the Company’s need for additional external financing resulted in increases to the interest rates applied to all of its new and existing debt.  As of June 30, 2017, the Company has $430.4 million of variable rate debt with no interest rate protection.  The Company’s investments in publicly traded stock and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Supplemental Executive Retirement Plan.  General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly report on Form 10-Q.
As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, we identified material weaknesses in internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As remediation has not yet been completed our President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer have concluded that our disclosure controls and procedures continued to be ineffective as of June 30, 2017.
Notwithstanding the material weaknesses, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
The acquisition of nTelos was completed on May 6, 2016. Our Company’s management has extended its oversight and monitoring processes that support internal control over financial reporting to include the operations of nTelos and consideration for such has been included in our evaluation of disclosure controls and procedures. Our management is continuing to integrate the acquired operations into our overall internal control financial reporting process, expected to be complete in 2017.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act)  as of June 30, 2017, that have materially affected or are reasonably likely to material affect, the Company’s internal control over financial reporting.
Remediation Efforts
Management is continuing to implement the remediation plans as disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016. We believe that these actions and the improvements we expect to achieve will effectively remediate the material weaknesses. However, these material weaknesses will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.
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

Index

which would adversely affect the information used to support the recording of the revenues provided by Sprint related to the Company’s relationship with them.

Index

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of June 30, 2017, the Company has not identified any needed updates to the risk factors included in our most recent Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In conjunction with exercises of stock options and distributions of vested share awards, the Company periodically repurchases shares from recipients to satisfy some of the exercise price of the options being exercised or taxes payable associated with the distribution of shares.  The following table provides information about the Company’s repurchases of shares during the three months ended June 30, 2017:

	Number of Shares Purchased	Average Price Paid per Share
April 1 to April 30	5,568	$31.49
May 1 to May 31	6,374	$30.81
June 1 to June 30	—	$—

Total	11,942	$31.13

ITEM 6.	Exhibits

(a)	The following exhibits are filed with this Quarterly Report on Form 10-Q:

Index

10.54
Addendum XX to Sprint PCS Management Agreement, dated as of March 9, 2017, by and among Shenandoah Personal Communications, LLC, Sprint Spectrum L.P., Sprint Communications Company, L.P., SprintCom, Inc. and Horizon Personal Communications, LLC, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed
March 15, 2017.

31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

	101.INS*	XBRL Instance Document

	101.SCH*	XBRL Taxonomy Extension Schema Document

	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*    Filed herewith

**
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY

/s/ Adele M. Skolits
Adele M. Skolits
Vice President - Finance and Chief Financial Officer
Date: August 2, 2017

Index

EXHIBIT INDEX

Exhibit No.	Exhibit

10.54
Addendum XX to Sprint PCS Management Agreement, dated as of March 9, 2017, by and among Shenandoah Personal Communications, LLC, Sprint Spectrum L.P., Sprint Communications Company, L.P., SprintCom, Inc. and Horizon Personal Communications, LLC, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 15, 2017.

31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*    Filed herewith

**
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.