Form 10-Q
period 2017-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2017-11-02
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes ☐    No  ☑

The number of shares of the registrant’s common stock outstanding on October 27, 2017 was 49,264,693.

SHENANDOAH TELECOMMUNICATIONS COMPANY
INDEX

		Page Numbers
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016	3	-	4

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2017 and 2016	5

	Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2017 and the Year Ended December 31, 2016	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016	7	-	8

	Notes to Unaudited Condensed Consolidated Financial Statements	9	-	23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24	-	42

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6.	Exhibits	47

	Signatures	49

	Exhibit Index	48

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	September 30, 2017	December 31, 2016

Current Assets
Cash and cash equivalents	$75,467	$36,193
Accounts receivable, net of allowance of $479 and $449, respectively	64,396	69,789
Income taxes receivable	7,689	—
Inventory, net	7,439	39,043
Prepaid expenses and other	18,226	16,440
Total current assets	173,217	161,465

Investments, including $3,271 and $2,907 carried at fair value	11,319	10,276

Property, plant and equipment, net	683,355	698,122

Other Assets
Intangible assets, net	421,672	454,532
Goodwill	146,497	145,256
Deferred charges and other assets, net	11,012	14,756
Total assets	$1,447,072	$1,484,407

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	September 30, 2017	December 31, 2016

Current Liabilities
Current maturities of long-term debt, net of unamortized loan fees	$54,316	$32,041
Accounts payable	31,462	72,810
Advanced billings and customer deposits	21,109	20,427
Accrued compensation	7,373	9,465
Income taxes payable	—	435
Accrued liabilities and other	15,277	29,085
Total current liabilities	129,537	164,263

Long-term debt, less current maturities, net of unamortized loan fees	778,686	797,224

Other Long-Term Liabilities
Deferred income taxes	142,056	151,837
Deferred lease payable	21,089	18,042
Asset retirement obligations	19,240	15,666
Retirement plan obligations	16,939	17,738
Other liabilities	40,180	23,743
Total other long-term liabilities	239,504	227,026

Commitments and Contingencies

Shareholders’ Equity
Common stock	43,908	45,482
Retained earnings	249,419	243,624
Accumulated other comprehensive income (loss), net of taxes	6,018	6,788
Total shareholders’ equity	299,345	295,894

Total liabilities and shareholders’ equity	$1,447,072	$1,484,407

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Operating revenues	$151,782	$156,836	$458,920	$379,716

Operating expenses:
Cost of goods and services, exclusive of depreciation and amortization shown separately below	55,834	58,317	162,976	140,354
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	42,199	40,369	125,374	96,263
Integration and acquisition expenses	1,706	15,272	9,873	35,801
Depreciation and amortization	42,568	46,807	132,297	96,961
Total operating expenses	142,307	160,765	430,520	369,379
Operating income (loss)	9,475	(3,929)	28,400	10,337

Other income (expense):
Interest expense	(9,823)	(8,845)	(28,312)	(16,369)
Gain (loss) on investments, net	202	127	395	237
Non-operating income (loss), net	1,003	1,400	3,482	2,910
Income (loss) before income taxes	857	(11,247)	3,965	(2,885)

Income tax expense (benefit)	(2,677)	(3,651)	(1,830)	(2,174)
Net income (loss)	3,534	(7,596)	5,795	(711)

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate hedge, net of tax	6	1,712	(770)	(2,573)
Comprehensive income (loss)	$3,540	$(5,884)	$5,025	$(3,284)

Earnings (loss) per share:
Basic	$0.07	$(0.16)	$0.12	$(0.01)
Diluted	$0.07	$(0.16)	$0.12	$(0.01)
Weighted average shares outstanding, basic	49,133	48,909	49,100	48,768
Weighted average shares outstanding, diluted	49,959	48,909	49,869	48,768

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total
Balance, December 31, 2015	48,475	$32,776	$256,747	$415	$289,938

Net income (loss)	—	—	(895)	—	(895)
Other comprehensive gain (loss), net of tax	—	—	—	6,373	6,373
Dividends declared ($0.25 per share)	—	—	(12,228)	—	(12,228)
Dividends reinvested in common stock	19	524	—	—	524
Stock based compensation	—	3,506	—	—	3,506
Stock options exercised	371	3,359	—	—	3,359
Common stock issued for share awards	190	—	—	—	—
Common stock issued	2	14	—	—	14
Common stock issued to acquire non-controlling interests of nTelos	76	10,400	—	—	10,400
Common stock repurchased	(198)	(5,097)	—	—	(5,097)

Balance, December 31, 2016	48,935	$45,482	$243,624	$6,788	$295,894

Net income (loss)	—	—	5,795	—	5,795
Unrealized gain (loss) on interest rate hedge, net of tax	—	—	—	(770)	(770)
Stock based compensation	—	3,557	—	—	3,557
Stock options exercised	295	1,944	—	—	1,944
Common stock issued for share awards	153	—	—	—	—
Common stock issued	1	16	—	—	16
Common stock issued to acquire non-controlling interests of nTelos	76	—	—	—	—
Common stock repurchased	(195)	(7,091)	—	—	(7,091)
Balance, September 30, 2017	49,265	$43,908	$249,419	$6,018	$299,345

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$5,795	$(711)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	113,437	84,256
Amortization reflected as operating expense	18,860	12,705
Amortization reflected as contra revenue	15,563	8,883
Amortization reflected as rent expense	2,173	—
Provision for bad debt	1,479	1,278
Straight line adjustment to management fee revenue	12,960	7,687
Stock based compensation expense	3,053	2,570
Deferred income taxes	(12,251)	(57,196)
Net (gain) loss on disposal of equipment	80	(144)
Unrealized (gain) loss on investments	(308)	(180)
Net (gains) loss from patronage and equity investments	(2,315)	(497)
Amortization of debt issuance costs	3,572	2,608
Other	—	1,634
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	6,418	7,903
Inventory, net	31,604	(6,134)
Income taxes receivable	(8,704)	8,294
Other assets	(162)	2,619
Increase (decrease) in:
Accounts payable	(30,795)	3,551
Income taxes payable	(435)	16,225
Deferred lease payable	3,729	2,728
Other deferrals and accruals	(5,048)	(2,633)
Net cash provided by (used in) operating activities	$158,705	$95,446

Cash Flows From Investing Activities
Acquisition of property, plant and equipment	(109,435)	(102,850)
Proceeds from sale of assets	356	287
Cash distributions from investments	27	2,796
Additional contributions to investments	(23)	—
Cash disbursed for acquisition, net of cash acquired	(6,000)	(655,590)
Net cash provided by (used in) investing activities	$(115,075)	$(755,357)

(Continued)

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Financing Activities
Principal payments on long-term debt	$(24,250)	$(207,816)
Amounts borrowed under debt agreements	25,000	835,000
Cash paid for debt issuance costs	—	(14,825)
Repurchases of common stock	(5,106)	(5,097)
Proceeds from issuance of common stock	—	3,368
Net cash provided by (used in) financing activities	$(4,356)	$610,630

Net increase (decrease) in cash and cash equivalents	$39,274	$(49,281)

Cash and cash equivalents:
Beginning	36,193	76,812
Ending	$75,467	$27,531

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest, net of capitalized interest of $1,266 and $909, respectively	$25,934	$14,671

Income taxes paid, net of refunds received	$19,567	$23,851

Non-cash investing and financing activities:

At September 30, 2017 and 2016, accounts payable included approximately $3.8 million and $14.2 million, respectively, associated with capital expenditures. Cash flows for accounts payable and acquisition of property, plant and equipment exclude this activity.

During the nine months ended September 30, 2016, in conjunction with the acquisition of nTelos, the Company issued common stock to acquire non-controlling interests held by third parties in a subsidiary of nTelos. The transaction was valued at $10.4 million.

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The interim condensed consolidated financial statements of Shenandoah Telecommunications Company and Subsidiaries (collectively, the “Company”) are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Rule 10-01 of Regulation S-X.  Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenue and expenses reported during the period. Actual results could differ from estimates. The information contained herein should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying balance sheet information at December 31, 2016 was derived from the audited December 31, 2016 consolidated balance sheet. Operating revenues and income (loss) from operations for any interim period are not necessarily indicative of results that may be expected for the entire year.

Management has made an immaterial error correction to the accompanying prior period unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2016 to decrease both the amount of net cash provided by operating activities and the amount of net cash used in investing activities by approximately 10.4 million to properly reflect the common stock issued (non-cash) by the Company to acquire non-controlling interests in a subsidiary of nTelos held by third parties in conjunction with the nTelos acquisition. This immaterial error correction had no effect on the net increase (decrease) in cash and cash equivalents for the period or the beginning or ending balance of cash and cash equivalents for the period.

Recently Issued Accounting Standards

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company's consolidated financial statements and note disclosures, from those disclosed in the Company's 2016 Annual Report on Form 10-K, that would be expected to impact the Company except for the following:

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, delaying the effective date of ASU 2014-09. Three other amendments have been issued during 2016 modifying the original ASU. As amended, the new standard is effective for the Company on January 1, 2018, using either a retrospective basis or a modified retrospective basis with early adoption permitted. The Company plans to adopt the standard effective January 1, 2018 using the modified retrospective transition approach; under this approach prior periods will not be retrospectively adjusted.
The Company is continuing to assess all potential impacts of the standard, including the impact to the pattern with which revenue and direct and contract fulfillment costs are recognized, the impact of the standard on current accounting policies, practices and system of internal controls, in order to identify material differences, if any that would result from applying the new requirements.
The Company is in the process of establishing new policies and processes, and is implementing necessary changes to data and procedures necessary to comply with the new requirements.
While continuing to assess all potential impacts of the standard, the Company believes the adoption will not have a significant effect on earnings however, the presentation of certain costs may change and disclosures will be impacted. The Company is still in the process of evaluating the impacts and the initial assessment may change.
In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. In addition to the presentation and disclosure requirements for financial instruments, ASU 2016-01 requires entities to measure equity investments, other than those accounted for under the equity method, at fair value and recognize changes in fair value in net income. Entities will no longer be able to use the cost method of accounting for equity securities. However, for equity investments without readily determinable fair values that do not qualify for the practical expedient to estimate fair value using net asset value per share, entities may elect a measurement alternative that will allow those investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. Entities must record

Index

a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the standard is adopted, except for equity investments without readily determinable fair values, for which the guidance will be applied prospectively. The guidance under ASU 2016-01 is effective for annual and interim periods beginning after December 15, 2017.  The Company has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous generally accepted accounting principles.  The ASU is effective for us on January 1, 2019, and early application is permitted.  Modified retrospective application is required.  The Company plans to adopt this standard when it becomes effective for the Company beginning January 1, 2019, and expects the adoption of this standard will result in the recognition of right of use assets and lease liabilities that have not previously been recorded, which will have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the Consolidated Statement of Cash Flows by providing guidance on eight specific cash flow issues. The Company intends to adopt the standard retrospectively on the effective date of January 1, 2018 and does not expect the adoption of the ASU to have a material effect on cash flows.

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

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". This update is intended to simplify hedge accounting by better aligning an entity’s financial reporting for hedging relationships with its risk management activities. The ASU also simplifies the application of the hedge accounting guidance. ASU 2017-12 is effective on January 1, 2019, with early adoption permitted. For cash flow hedges existing at the adoption date, the standard requires adoption on a modified retrospective basis with a cumulative-effect adjustment to the Consolidated Balance Sheet as of the beginning of the year of adoption, to the extent any ineffectiveness was previously recognized. The amendments to presentation guidance and disclosure requirements under this update are required to be adopted prospectively. The Company has not yet determined the effect of the ASU on our results of operations, financial condition or cash flows, nor has transition date been determined.

In September 2017, the FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provided additional implementation guidance on the previously issued topics. The Company has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.

Index

2.	Acquisitions

Acquisition of NTELOS Holdings Corp. and Exchange with Sprint

On May 6, 2016, (the "acquisition date"), the Company completed its acquisition of NTELOS Holdings Corp. (nTelos).  nTelos, was a regional provider of wireless telecommunications solutions and was acquired to expand the Company's wireless service area and subscriber base, thus strengthening the Company's relationship with Sprint Corporation (Sprint).

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

In addition to the changes in the balances reflected above, the Company revised provisional estimated useful lives of certain assets and recorded an adjustment to amortization expense of $0.1 million during the three months ended June 30, 2017, and recorded an adjustment during 2016 of $4.6 million to depreciation expense relating to the three months ended June 30, 2016.
Acquisition-related costs primarily related to legal services, professional services, and severance accruals, were expensed as incurred. For the three and nine months ended September 30, 2016, the Company incurred acquisition-related costs of $0.8 million and $15.9 million, respectively.

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

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Operating revenues	$157.8	$492.1
Income (loss) before income taxes	$(13.4)	$(4.0)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations location:	2017	2016	2017	2016
Cost of goods and services	0.1	0.7	0.3	1.0
Selling, general and administrative	1.1	4.2	5.2	7.1
Integration and acquisition	1.7	15.3	9.9	35.8
Total	2.9	20.2	15.4	43.9

The value of the affiliate agreement expansion discussed above is based on changes to the amended affiliate agreement that include:

•	an increase in the price to be paid by Sprint from 80% to 90% of the entire business value if the affiliate agreement is not renewed;

•	extension of the affiliate agreement with Sprint by five years to 2029;

•	expanded territory in the nTelos service area;

•	rights to serve all future Sprint customers in the affiliate service territory;

•	the Company's commitment to upgrade certain coverage and capacity in its newly acquired service area; and

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

Intangible assets resulting from the acquisition of nTelos and the Sprint exchange, both described above, are noted below (in thousands):

	Useful Life	Basis
Affiliate contract expansion	14 years	$283,302
Acquired subscribers - wireless	4-10 years	$120,855
Favorable lease intangible assets	10 years	$17,029

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

Acquisition of Expansion Area

On April 6, 2017, the Company expanded its affiliate service territory, under its agreements with Sprint, to include certain areas in North Carolina, Kentucky, Maryland, Ohio and West Virginia.  The expanded territory includes the Parkersburg, WV, Huntington, WV, and Cumberland, MD, basic trading areas. Approximately 25,000 Sprint retail and former nTelos postpaid and prepaid subscribers in the new basic trading areas became Sprint-branded affiliate customers managed by the Company.

3.    Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Plant in service	$1,187,799	$1,085,318
Plant under construction	67,099	73,759
	1,254,898	1,159,077
Less accumulated amortization and depreciation	571,543	460,955
Net property, plant and equipment	$683,355	$698,122

4.	Earnings (loss) per share ("EPS")

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

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Basic income (loss) per share
Net income (loss)	$3,534	$(7,596)	$5,795	$(711)
Basic weighted average shares outstanding	49,133	48,909	49,100	48,768
Basic income (loss) per share	$0.07	$(0.16)	$0.12	$(0.01)

Effect of stock options and awards outstanding:
Basic weighted average shares outstanding	49,133	48,909	49,100	48,768
Effect from dilutive shares and options outstanding	826	—	769	—
Diluted weighted average shares	49,959	48,909	49,869	48,768
Diluted income (loss) per share	$0.07	$(0.16)	$0.12	$(0.01)

Due to the net loss for the three and nine months ended September 30, 2016, no adjustment was made to basic shares, as such an adjustment would have been anti-dilutive.

The computation of diluted EPS does not include certain unvested awards, on a weighted average basis, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Awards excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive	—	893	94	778

5.	Investments

Investments include $3.3 million and $2.9 million of investments carried at fair value as of September 30, 2017 and December 31, 2016, respectively, consisting of equity, bond and money market mutual funds.  Investments carried at fair value were acquired under a rabbi trust arrangement related to the Company’s nonqualified Supplemental Executive Retirement Plan (the “SERP”). The Company purchases investments in the trust to mirror the investment elections of participants in the SERP; gains and losses on the investments in the trust are reflected as increases or decreases in the liability owed to the participants. During the nine months ended September 30, 2017, the Company recognized $59 thousand in dividend and interest income from investments, and recorded net unrealized gains of $308 thousand on these investments. Fair values for these investments held under the rabbi trust were determined by Level 1 quoted market prices for the underlying mutual funds. Changes in carrying value of investments are recorded within gain on investments, net on the Statements of Operations and Comprehensive Income (Loss).

At September 30, 2017 and December 31, 2016, other investments, comprised of equity securities which do not have readily determinable fair values, consist of the following (in thousands):

Index

	September 30, 2017	December 31, 2016
Cost method:
CoBank	$6,644	$6,177
Other – Equity in other telecommunications partners	812	742
	7,456	6,919
Equity method:
Other	592	450
Total other investments	$8,048	$7,369

6.	Financial Instruments

Financial instruments on the condensed consolidated balance sheets that approximate fair value include:  cash and cash equivalents, receivables, investments carried at fair value, payables, accrued liabilities, interest rate swaps and variable rate long-term debt.

The Company has certain non-marketable long-term investments for which it is not practicable to estimate fair value with a total carrying value of $8.0 million and $7.4 million as of September 30, 2017 and December 31, 2016, respectively, of which $6.6 million and $6.2 million, respectively, represents the Company’s investment in CoBank. This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the Credit Facility held by CoBank. This investment is carried under the cost method.

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

The Company entered into a pay-fixed, receive-variable interest rate swap of $174.6 million of notional principal in September 2012.  This interest rate swap was designated as a cash flow hedge. The outstanding notional amount of this cash flow hedge was $122.2 million as of September 30, 2017. The outstanding notional amount decreases based upon scheduled principal payments on the 2012 debt.

In May 2016, the Company entered into a pay-fixed, receive-variable interest rate swap of $256.6 million of notional principal with three counterparties. This interest rate swap was designated as a cash flow hedge. The outstanding notional amount of this cash flow hedge was $303.8 million as of September 30, 2017. The outstanding notional amount increases based upon draws expected to be made under a portion of the Company's Term Loan A-2 debt and as the 2012 interest rate swap's notional principal decreases, and the outstanding notional amount will decrease as the Company makes scheduled principal payments on the 2016 debt.  In combination with the swap entered into in 2012 described above, the Company is hedging approximately 50% of the outstanding debt.

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

Amounts reported in accumulated other comprehensive income related to the interest rate swaps designated and qualified as a cash flow hedge, are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2017, the Company estimates that $1.1 million will be reclassified as a reduction of interest expense during the next twelve months.

Index

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the condensed consolidated balance sheet (in thousands):

	September 30, 2017	December 31, 2016
Balance Sheet Location:
Prepaid expenses and other	$1,124	$—
Deferred charges and other assets, net	8,848	12,118
Accrued liabilities and other	—	(895)
Total derivatives designated as hedging instruments	$9,972	$11,223

The fair value of interest rate swaps is determined using a pricing model with inputs that are observable in the market (level 2 fair value inputs).

The table below presents change in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2017 (in thousands):

	Gains (Losses) on Cash Flow Hedges	Income Tax Expense	Accumulated Other Comprehensive Income (Loss), net of taxes
Balance as of December 31, 2016	$11,223	$(4,435)	$6,788
Net change in unrealized gain (loss)	(1,789)	698	(1,091)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	538	(217)	321
Net current period accumulated other comprehensive income (loss)	(1,251)	481	(770)
Balance as of September 30, 2017	$9,972	$(3,954)	$6,018

8. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill during the nine months ended September 30, 2017 are shown below (in thousands):

	December 31, 2016	Measurement Period Adjustments	September 30, 2017
Goodwill - Wireline segment	$10	$—	$10
Goodwill - Cable segment	104	—	104
Goodwill - Wireless segment	145,142	1,241	146,383
Goodwill as of September 30, 2017	$145,256	$1,241	$146,497

Index

Intangible assets consist of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizing intangibles:
Cable franchise rights	$64,335	$—	$64,335	$64,334	$—	$64,334
Railroad crossing rights	140	—	140	97	—	97
	64,475	—	64,475	64,431	—	64,431

Finite-lived intangibles:
Affiliate contract expansion	287,052	(29,593)	257,459	284,102	(14,030)	270,072
Acquired subscribers – wireless	123,105	(36,871)	86,234	120,855	(18,738)	102,117
Favorable leases - wireless	16,950	(3,985)	12,965	16,950	(1,130)	15,820
Acquired subscribers – cable	25,265	(25,059)	206	25,265	(24,631)	634
Other intangibles	563	(230)	333	2,212	(754)	1,458
Total finite-lived intangibles	452,935	(95,738)	357,197	449,384	(59,283)	390,101
Total intangible assets	$517,410	$(95,738)	$421,672	$513,815	$(59,283)	$454,532

9.	Accrued and Other liabilities

Accrued liabilities and other include the following (in thousands):

	September 30, 2017	December 31, 2016
Sales and property taxes payable	$4,409	$6,628
Severance accrual	1,889	4,267
Asset retirement obligations, current portion	823	5,841
Accrued programming costs	2,856	2,939
Other current liabilities	5,300	9,410
Accrued liabilities and other	$15,277	$29,085

Other liabilities include the following (in thousands):

	September 30, 2017	December 31, 2016
Non-current portion of deferred revenues	$14,111	$8,933
Straight-line management fee waiver	24,934	11,974
Other	1,135	2,836
Other liabilities	$40,180	$23,743

Index

10. Long-Term Debt and Revolving Lines of Credit

Total debt at September 30, 2017 and December 31, 2016 consists of the following:

(In thousands)	September 30, 2017	December 31, 2016
Term loan A-1	$448,625	$472,875
Term loan A-2	400,000	375,000
	848,625	847,875
Less: unamortized loan fees	15,623	18,610
Total debt, net of unamortized loan fees	$833,002	$829,265

Current maturities of long term debt, net of unamortized loan fees	$54,316	$32,041
Long-term debt, less current maturities, net of unamortized loan fees	$778,686	$797,224

As of September 30, 2017, our indebtedness totaled $848.6 million in term loans with an annualized effective interest rate of approximately 4.07% after considering the impact of the interest rate swap contract and unamortized loan costs.  The balance consists of the $448.6 million Term Loan A-1 at a variable rate (3.99% as of September 30, 2017) that resets monthly based on one month LIBOR plus a margin of 2.75%, and the $400.0 million Term Loan A-2 at a variable rate (4.24% as of September 30, 2017) that resets monthly based on one month LIBOR plus a margin of 3.00%.  The Term Loan A-1 requires quarterly principal repayments of $12.1 million through June 30, 2020, with further increases at that time through maturity in June 30, 2021.  The Term Loan A-2 requires quarterly principal repayments of $10.0 million beginning on September 30, 2018 through March 31, 2023, with the remaining balance due June 30, 2023.

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

As shown below, as of September 30, 2017, the Company was in compliance with the covenants in its credit agreements.

	Actual	Covenant Requirement
Total Leverage Ratio	2.93	3.75 or Lower
Debt Service Coverage Ratio	3.88	2.00 or Higher
Minimum Liquidity Balance	$149,228	$25 million or Higher

11.	Segment Information

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

The Wireless segment provides digital wireless service as a PCS affiliate to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, along Interstate 81 to Harrisonburg, Virginia, south-central and western Virginia, West Virginia, and small portions of North Carolina, Kentucky, Maryland and Ohio. The Wireless segment also owns cell site towers built on leased land, and leases space on these towers to both affiliates and non-affiliated service providers.

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

Three Months Ended September 30, 2017
(in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$107,395	$26,934	$5,126	$—	$—	$139,455
Other	3,871	2,156	6,300	—	—	12,327
Total external revenues	111,266	29,090	11,426	—	—	151,782
Internal revenues	1,239	999	8,425	—	(10,663)	—
Total operating revenues	112,505	30,089	19,851	—	(10,663)	151,782

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	41,041	14,913	9,807	—	(9,927)	55,834
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	30,099	5,358	1,706	5,772	(736)	42,199
Integration and acquisition expenses	1,691	—	—	15	—	1,706
Depreciation and amortization	32,929	6,192	3,249	198	—	42,568
Total operating expenses	105,760	26,463	14,762	5,985	(10,663)	142,307
Operating income (loss)	$6,745	$3,626	$5,089	$(5,985)	$—	$9,475

Index

Three Months Ended September 30, 2016
 (in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$111,001	$24,948	$4,948	$—	$—	$140,897
Other	7,978	2,031	5,930	—	—	15,939
Total external revenues	118,979	26,979	10,878	—	—	156,836
Internal revenues	1,140	587	7,854	—	(9,581)	—
Total operating revenues	120,119	27,566	18,732	—	(9,581)	156,836

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	43,097	14,654	9,442	—	(8,876)	58,317
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	29,892	4,770	1,676	4,736	(705)	40,369
Integration and acquisition expenses	14,499	—	—	773	—	15,272
Depreciation and amortization	38,038	5,860	2,822	87	—	46,807
Total operating expenses	125,526	25,284	13,940	5,596	(9,581)	160,765
Operating income (loss)	$(5,407)	$2,282	$4,792	$(5,596)	$—	$(3,929)

Nine Months Ended September 30, 2017
(in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$323,262	$80,229	$15,301	$—	$—	$418,792
Other	15,133	6,283	18,712	—	—	40,128
Total external revenues	338,395	86,512	34,013	—	—	458,920
Internal revenues	3,707	2,153	24,568		(30,428)	—
Total operating revenues	342,102	88,665	58,581	—	(30,428)	458,920

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	117,829	45,052	28,409	—	(28,314)	162,976
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	88,201	15,083	5,065	19,139	(2,114)	125,374
Integration and acquisition expenses	9,607	—	—	266	—	9,873
Depreciation and amortization	104,231	18,070	9,536	460	—	132,297
Total operating expenses	319,868	78,205	43,010	19,865	(30,428)	430,520
Operating income (loss)	$22,234	$10,460	$15,571	$(19,865)	$—	$28,400

Index

Nine Months Ended September 30, 2016
(in thousands)

	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$250,053	$73,455	$14,727	$—	$—	$338,235
Other	17,461	5,799	18,221	—	—	41,481
Total external revenues	267,514	79,254	32,948	—	—	379,716
Internal revenues	3,417	1,159	22,754	—	(27,330)	—
Total operating revenues	270,931	80,413	55,702	—	(27,330)	379,716

Operating expenses
Costs of goods and services, exclusive of depreciation and amortization shown separately below	94,892	43,864	26,892	—	(25,294)	140,354
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	65,219	14,672	4,951	13,457	(2,036)	96,263
Integration and acquisition expenses	19,889	—	—	15,912	—	35,801
Depreciation and amortization	70,026	17,834	8,789	312	—	96,961
Total operating expenses	250,026	76,370	40,632	29,681	(27,330)	369,379
Operating income (loss)	$20,905	$4,043	$15,070	$(29,681)	$—	$10,337

A reconciliation of the total of the reportable segments’ operating income (loss) to consolidated income (loss) before taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Total consolidated operating income (loss)	$9,475	$(3,929)	$28,400	$10,337
Interest expense	(9,823)	(8,845)	(28,312)	(16,369)
Non-operating income, net	1,205	1,527	3,877	3,147
Income (loss) before income taxes	$857	$(11,247)	$3,965	$(2,885)

12.	Income Taxes

The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2013 are no longer subject to examination; net operating losses acquired in the nTelos acquisition are open to examination from 2002 forward. The Company is not subject to any state or federal income tax audits as of September 30, 2017.

The effective tax rate has fluctuated in recent periods due to the minimal base of pre-tax earnings or losses and has been further impacted by the impact of share based compensation tax benefits which are recognized as incurred under the provisions of ASC 740, "Income Taxes".

Index

13.  Related Party Transactions

ValleyNet, an equity method investee of the Company, resells capacity on the Company’s fiber network under an operating lease agreement.  Additionally, the Company's PCS operating subsidiary leases capacity through ValleyNet.
The following tables summarize the financial statement impact from related party transactions with ValleyNet (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations and Comprehensive Income (Loss)	2017	2016	2017	2016
Facility Lease Revenue	$506	$560	$1,664	$1,809
Costs of Goods and Services	951	858	2,699	2,162

	September 30, 2017	December 31, 2016
Consolidated Balance Sheet
Accounts Receivable related to ValleyNet	$181	$191
Accounts Payable related to ValleyNet	301	448
14.  Subsequent Events

On October 24. 2017, the Company’s Board of Directors approved a dividend of $0.26 per common share to be paid December 1, 2017 to shareholders of record as of the close of business on November 3, 2017. Before dividend reinvestments, the total payout is expected to be approximately $12.8 million.

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

*
The Wireless segment provides digital wireless service as a Sprint PCS affiliate to a portion of a four-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, along Interstate 81 to Harrisonburg, Virginia, south-central and western Virginia, West Virginia, and small portions of North Carolina, Kentucky, Maryland and Ohio. In these areas, we are the exclusive provider of Sprint-branded wireless mobility communications network products and services on the 800 MHz, 1900 MHz and 2.5 GHz bands.  This segment also owns cell site towers built on leased land, and leases space on these towers to both affiliates and non-affiliated service providers.

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

A fourth segment, Other, primarily includes Shenandoah Telecommunications Company, the parent holding company, and includes corporate costs of executive management, information technology, legal, finance, and human resources and investor relations. This segment also includes certain acquisition and integration costs primarily consisting of severance accruals for short-term nTelos employees to be separated as integration activities wind down and transaction related expenses such as investment advisor, legal and other professional fees. The segment results provided below are presented without giving effect to the elimination of transactions between segments to provide a view of our results without inter-segment eliminations and corporate items.

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

We expect to incur approximately $16.7 million of integration and acquisition expenses associated with this transaction in 2017, in addition to the $54.7 million of such costs incurred during 2016.  We have incurred $2.9 million and $15.4 million of these costs in the three and nine months ended September 30, 2017, respectively. These costs include $0.1 million reflected in

Index

cost of goods and services, $1.1 million reflected in selling, general and administrative costs and $1.7 million reflected in integration and acquisition in the three month period ended September 30, 2017. These costs include $0.3 million reflected in cost of goods and services, $5.2 million reflected in selling, general and administrative and $9.9 million reflected in integration and acquisition costs in the nine month period ended September 30, 2017. In addition to the approximately $71.4 million of incurred and expected expenses described above, we also incurred approximately $28 million of debt issuance, legal and other costs in 2015 and 2016 relating to this transaction, for a total expected cost of $100 million.

Acquisition of Expansion Area: On April 6, 2017, we expanded our affiliate service territory, under our agreements with Sprint, to include certain areas in North Carolina, Kentucky, Maryland, Ohio and West Virginia.  The expanded territory covers the Parkersburg, WV, Huntington, WV and Cumberland, MD basic trading areas.  Approximately 25,000 Sprint retail and former nTelos postpaid and prepaid subscribers in the new basic trading areas will become Sprint-branded affiliate customers managed by us.  We have authorization to serve over 6 million POPs in the mid-Atlantic region as a Sprint PCS Affiliate following this expansion. We plan to invest approximately $32 million over the next three years to upgrade and expand the existing wireless network coverage in those regions.  Once the network expansion is complete, our plan is to open multiple Sprint-branded retail locations in the new area.

Results of Operations

Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016

Our consolidated results for the third quarter of 2017 and 2016 are summarized as follows:

	Three Months Ended September 30,		Change
(in thousands)	2017	2016	$	%
Operating revenues	$151,782	$156,836	$(5,054)	(3.2)
Operating expenses	142,307	160,765	(18,458)	(11.5)
Operating income (loss)	9,475	(3,929)	13,404	(341.2)

Interest expense	(9,823)	(8,845)	(978)	11.1
Other income (expense), net	1,205	1,527	(322)	(21.1)
Income (loss) before taxes	857	(11,247)	12,104	(107.6)
Income tax expense (benefit)	(2,677)	(3,651)	974	(26.7)
Net income (loss)	$3,534	$(7,596)	$11,130	(146.5)

Operating revenues

For the three months ended September 30, 2017, operating revenues decreased $5.1 million, or 3.2% to $151.8 million. Wireless segment revenues decreased $7.6 million compared with the third quarter of 2016, primarily driven by lower service revenue and the reduction of subsidized handset sales. Cable segment revenues grew $2.5 million primarily as a result of 0.8% growth in average subscriber counts and an increase in revenue per subscriber.  Wireline segment revenues increased $1.1 million, primarily due to increases in fiber revenue.

Operating expenses

Total operating expenses decreased $18.5 million or 11.5% to $142.3 million in the three months ended September 30, 2017 compared with $160.8 million in the prior year period.  The decrease in operating expenses was primarily driven by a reduction of approximately $17.3 million of integration and acquisition costs related to the completion of the transformation of the nTelos network during 2017 and the remainder is primarily attributable to improved operating efficiencies in network operations.

Integration and acquisition costs incurred in the Wireless segment and Other segment primarily consist of handsets provided to nTelos subscribers who required a new phone to transition to the Sprint billing platform, and personnel costs associated with nTelos employees retained on a short-term basis who were necessary in the efforts required to migrate former nTelos customers to the Sprint back-office billing platform. Acquisition and integration costs were $2.9 million for the three months ended

Index

September 30, 2017, and were comprised of $0.1 million classified as cost of goods and services, $1.1 million classified as selling, general and administrative, and $1.7 million classified as integration and acquisition; whereas acquisition and integration costs for the three months ended September 30, 2016 were $20.2 million, and were comprised of $0.7 million classified as cost of goods and services, $4.2 million classified as selling, general and administrative, and $15.3 million classified as integration and acquisition. We expect integration and acquisition costs related to the nTelos acquisition to continue to decrease as integration activities wind down.

For the three months ended September 30, 2017 compared with the three months ended September 30, 2016, excluding integration and acquisition costs, operating expenses decreased $1.2 million primarily related to the completion of the transformation of the nTelos network during 2017 and improved operating efficiencies in network operations.

Interest expense

Interest expense has increased primarily as a result of the incremental borrowings associated with closing the nTelos acquisition and the effect of increases in the London Interbank Offered Rate ("LIBOR") in late 2016 and during 2017. The impact of the interest rate increases has been partially offset by an interest rate swap, which is classified as a cash flow hedge that covers approximately 50% of the outstanding principal under the Credit Facilities.

Other income, net

Other income, net has decreased $0.3 million primarily as a result of lower interest income derived from our investments.

Income tax

During the three months ended September 30, 2017, income tax benefits were approximately $2.7 million, compared with benefits of $3.7 million for the three months ended September 30, 2016. Excluding approximately $2.8 million of excess tax benefits recognized during 2017 that are derived from exercises of stock options and vesting of restricted stock, our income tax expense increased $3.8 million consistent with the growth that we have experienced in our increase in income before taxes.

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016

Our consolidated results for the first nine months of 2017 and 2016 are summarized as follows:

	Nine Months Ended September 30,		Change
(in thousands)	2017	2016	$	%
Operating revenues	$458,920	$379,716	$79,204	20.9
Operating expenses	430,520	369,379	61,141	16.6
Operating income (loss)	28,400	10,337	18,063	174.7

Interest expense	(28,312)	(16,369)	(11,943)	73.0
Other income (expense), net	3,877	3,147	730	23.2
Income (loss) before taxes	3,965	(2,885)	6,850	(237.4)
Income tax expense (benefit)	(1,830)	(2,174)	344	(15.8)
Net income (loss)	$5,795	$(711)	$6,506	(915.0)

Operating revenues

For the nine months ended September 30, 2017, operating revenues increased $79.2 million, or 20.9%. Wireless segment revenues increased $71.2 million compared to the first nine months of 2016. Nearly all of this increase was a result of the acquisition of nTelos on May 6, 2016 as 2017 included nine months of nTelos revenue whereas the comparable 2016 period included approximately five months of nTelos revenue. Cable segment revenues grew $8.3 million primarily as a result of 0.8% growth in high speed data and voice subscribers and an increase in average revenue per subscriber. Wireline segment revenues increased $2.9 million primarily due to increases in fiber sales.

Index

Operating expenses

Total operating expenses increased $61.1 million or 16.6% to $430.5 million in the nine months ended September 30, 2017 compared with $369.4 million in the prior year period. Nearly all of this increase was a result of the acquisition of nTelos on May 6, 2016 as 2017 included nine months of nTelos operating expenses whereas the comparable 2016 period included approximately five months of nTelos operating expenses.  The increase in operating expenses was consistent with the growth that occurred in operating revenues, and was partially offset by a decrease of approximately $28.5 million in integration and acquisition costs related to the transformation of nTelos.

Integration and acquisition costs were $15.4 million for the nine months ended September 30, 2017, and were primarily comprised of $0.3 million classified as cost of goods and services, $5.2 million classified as selling, general and administrative, and $9.9 million classified as integration and acquisition; whereas acquisition and integration costs for the nine months ended September 30, 2016 were $43.9 million, and were comprised of $1.0 million classified as cost of goods and services, $7.1 million classified as selling, general and administrative, and $35.8 million classified as integration and acquisition. We expect integration and acquisition costs related to the nTelos acquisition to decrease as integration activities wind down.

Excluding integration and acquisition costs, operating expenses increased $89.6 million, nearly all of this increase was a result of the acquisition of nTelos on May 6, 2016 as 2017 included nine months of nTelos operating expenses whereas the comparable 2016 period included approximately five months of nTelos operating expenses. The increase was consistent with the growth in operating revenues related to the acquisition of nTelos in 2016 and acquisition of the Expansion Area during 2017.

Interest expense

Interest expense has increased primarily as a result of the borrowings under our Credit Agreement, associated with closing the nTelos acquisition during May 2016, and the effect of increases in the London Interbank Offered Rate ("LIBOR") that have occurred since. As a result, the nine months ended September 30, 2016 include interest expense under our borrowings for approximately five months, whereas the nine months ended September 30, 2017 include interest expense for nine months. The impact of the interest rate increases has been partially offset by an interest rate swap, which is classified as a cash flow hedge that covers approximately 50% of the outstanding principal under the Credit Facilities.

Other income, net

Other income, net has increased $0.7 million primarily as a result of lower interest income derived from our investments.

Income tax

During the nine months ended September 30, 2017, income tax expense increased by approximately $0.3 million, compared with the nine months ended September 30, 2016. Excluding approximately $1.8 million of incremental excess tax benefits recognized during 2017 that are derived from exercises of stock options and vesting of restricted stock, our income tax expense increased $2.1 million consistent with the growth that we have experienced in our increase in income before taxes.

Wireless Segment

Our Wireless segment provides digital wireless service as a Sprint PCS affiliate to a portion of a multi-state area covering the region from Harrisburg, York and Altoona, Pennsylvania, along Interstate 81 to Harrisonburg, Virginia, south-central and western Virginia, West Virginia, and portions of Maryland, North Carolina, Kentucky, Maryland and Ohio. This segment also leases land on which it builds Company-owned cell towers, which it leases to affiliates and non-affiliated wireless service providers, throughout the same multi-state area described above.

We earn revenues from Sprint for providing access to our network.  Postpaid revenues received from Sprint are recorded net of certain fees retained by Sprint.  Since January 1, 2016, the fees retained by Sprint are 16.6%, and certain revenue and expense items previously included in these fees became separately settled.

We also offer prepaid wireless products and services in our network coverage area.  Sprint retains a Management Fee equal to 6% of prepaid customer billings.  Prepaid revenues received from Sprint are reported net of the cost of this fee.  Other fees charged on a per unit basis are separately recorded as expenses according to the nature of the expense.  We pay handset

Index

subsidies to Sprint for the difference between the selling price of prepaid handsets and their cost, recorded as a net cost in cost of goods sold.

Lifeline Subscribers: The Company is no longer including Lifeline subscribers in the customer counts to be consistent with Sprint. While the Lifeline subscribers will continue to be supported through the Assurance Wireless prepaid brand, we have excluded these subscribers from the reported prepaid customer base for all periods presented.

The following tables show selected operating statistics of the Wireless segment, including Sprint's subscribers:

	September 30, 2017	December 31, 2016	September 30, 2016	December 31, 2015
Retail PCS Subscribers – Postpaid	727,954	722,562	718,785	312,512
Retail PCS Subscribers – Prepaid (1)	224,609	206,672	245,046	129,855
PCS Market POPS (000) (2)	6,047	5,536	5,536	2,433
PCS Covered POPS (000) (2)	5,157	4,807	4,715	2,224
CDMA Base Stations (sites)	1,544	1,467	1,425	552
Towers Owned	201	196	181	158
Non-affiliate Cell Site Leases	192	202	186	202
_______________________________________________________

1)
Prepaid subscribers reported in the December 2016 and subsequent periods include the impact of a change in the Company's policy as to how long an inactive customer is included in the customer counts. This policy change, implemented in December 2016, effectively reduced prepaid customers by approximately 24 thousand. As of September 2017, The Company is no longer including Lifeline subscribers to be consistent with Sprint's policy. Historical customer counts have been adjusted accordingly.

2)
POPS refers to the estimated population of a given geographic area and is based on information purchased from third party sources.  Market POPS are those within a market area which we are authorized to serve under our Sprint PCS affiliate agreements, and Covered POPS are those covered by our network.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross PCS Subscriber Additions – Postpaid	43,320	41,563	122,429	85,104
Net PCS Subscriber Additions (Losses) – Postpaid	(4,710)	1,222	(13,675)	1,829
Gross PCS Subscriber Additions – Prepaid (1)	37,653	32,315	112,201	77,010
Net PCS Subscriber Additions (Losses) – Prepaid (1)	2,571	(13,856)	13,259	(21,557)
PCS Average Monthly Retail Churn % - Postpaid (2)	2.19%	2.01%	2.08%	1.71%
PCS Average Monthly Retail Churn % - Prepaid(1) (2)	5.25%	6.09%	5.06%	5.67%
_______________________________________________________

1)	The Company is no longer including Lifeline subscribers to be consistent with Sprint's policy. Historical customer counts have been adjusted accordingly.

2)
PCS Average Monthly Retail Churn is the average of the monthly subscriber turnover, or churn, calculations for the period. Excluding losses associated with the migration of nTelos subscribers to the Sprint network and platform, churn for the three months ended September 30, 2017 and 2016, was 1.85% and 1.64%, respectively.

Index

The numbers shown above include the following:

	April 6, 2017	May 6, 2016
	Expansion Area	nTelos Area
Acquired PCS Subscribers - Postpaid	19,067	404,444
Acquired PCS Subscribers - Prepaid	5,962	154,944
Acquired PCS Market POPS (000) (1)	511	3,099
Acquired PCS Covered POPS (000) (1)	244	2,298
Acquired CDMA Base Stations (sites) (2)	—	868
Towers	—	20
Non-affiliate Cell Site Leases	—	10
_______________________________________________________

1)
POPS refers to the estimated population of a given geographic area and is based on information purchased from third party sources.  Market POPS are those within a market area which we are authorized to serve under our Sprint PCS affiliate agreements, and Covered POPS are those covered by our network.

2)	As of September 30, 2017 we have shut down 107 overlap sites.

Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016

(in thousands)	Three Months Ended September 30,		Change
	2017	2016	$	%
Segment operating revenues
Wireless service revenue	$107,395	$111,001	$(3,606)	(3.2)
Tower lease revenue	2,933	2,909	24	0.8
Equipment revenue	1,742	3,539	(1,797)	(50.8)
Other revenue	435	2,670	(2,235)	(83.7)
Total segment operating revenues	112,505	120,119	(7,614)	(6.3)
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	41,041	43,097	(2,056)	(4.8)
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	30,099	29,892	207	0.7
Integration and acquisition expenses	1,691	14,499	(12,808)	(88.3)
Depreciation and amortization	32,929	38,038	(5,109)	(13.4)
Total segment operating expenses	105,760	125,526	(19,766)	(15.7)
Segment operating income (loss)	$6,745	$(5,407)	$12,152	(224.7)

Index

Service Revenues

Wireless service revenue decreased $3.6 million, or 3.2%, for the three months ended September 30, 2017, compared with the September 30, 2016, period. The table below provides additional detail in the settlement with Sprint impacting service revenue.

(in thousands)	Three Months Ended September 30,		Change
Service Revenues	2017	2016	$	%
Postpaid net billings (1)	$94,013	$97,470	$(3,457)	(3.5)
Sprint management fee	(7,460)	(7,919)	459	(5.8)
Sprint net service fee	(7,872)	(6,745)	(1,127)	16.7
Waiver of management fee	7,440	7,996	(556)	(7.0)
	86,121	90,802	(4,681)	(5.2)
Prepaid net billings
Gross billings (2)	24,155	24,323	(168)	(0.7)
Sprint management fee	(1,502)	(1,521)	19	(1.2)
Waiver of management fee	1,521	1,521	—	—
	24,174	24,323	(149)	(0.6)

Travel and other revenues (2)	6,662	6,109	553	9.1
Amortization of expanded affiliate agreement	(5,242)	(5,593)	351	(6.3)
Straight-line adjustment - management fee waiver	(4,320)	(4,640)	320	(6.9)
Total Service Revenues	$107,395	$111,001	$(3,606)	(3.2)
_______________________________________________________
1) Postpaid net billings are defined under the terms of the affiliate contract with Sprint to be the gross billings to customers within our service territory less billing credits and adjustments and allocated write-offs of uncollectible accounts.

2)
The Company is no longer including Lifeline subscribers to be consistent with Sprint. The above table reflects the reclassification of the related Assurance Wireless prepaid revenue within the Wireless segment from Prepaid gross billings to travel and other revenues.

Operating revenues

Wireless service revenue decreased $3.6 million, or 3.2% in the third quarter of 2017. The decline in postpaid service revenue was the result of a reduction in Sprint's average revenue per postpaid customer as a higher percentage of Sprint's postpaid customer base moved from higher revenue subsidized phone price plans to lower phone price plans associated with leased and installment sales. Additionally, we were impacted by an increase of approximately $1.1 million in net service fees during the third quarter as a result of the migration of former nTelos subscribers to the Sprint platform. This decline was partially offset by an increase in postpaid subscribers of approximately 9 thousand. The decline in prepaid service revenues was the result of the resolution of $1.1 million related to a previously settled prepaid amount with Sprint, which reduced revenue for the three months ended September 30, 2017. This was partially offset by an increase in average revenue per prepaid customer.

Equipment revenue decreased $1.8 million, or 50.8%, in the third quarter of 2017 driven by a decline in handset sales as more subscribers are leasing their handsets, directly from Sprint, and the reduction of accessory sales in our national retailer channel.

Other revenue decreased $2.2 million, or 83.7%, in the third quarter of 2017. During the prior year period the Company recognized approximately $2.4 million of revenue related to regulatory and handset insurance billings for subscribers on the nTelos platform. Regulatory and handset insurance billings have steadily declined as former nTelos subscribers migrate to the the Sprint network and platform.

Index

Cost of goods and services

Cost of goods and services decreased $2.1 million, or 4.8%, in the third quarter of 2017 compared with the third quarter of 2016. The decrease results primarily from a decline in handset costs as customers increasingly acquire handsets under Sprint leasing and installment sales programs, the reduction in network line costs as we optimize the network, and the reduction in regulatory fees related to the migration of nTelos customers. These decreases were offset by an increase in rent expense to support our network expansion and accelerated amortization of off-market lease intangibles associated with decommissioned cell sites in our overlap territory.

Selling, general and administrative

Selling, general and administrative costs increased $0.2 million, or 0.7%, in the third quarter of 2017 from the comparable 2016 period, primarily due to increases in commissions and subscriber acquisition costs associated with higher gross additions in the current period that were offset by reductions in back office staff and support functions attributable to the completion of the migration of the former nTelos subscribers to the Sprint network.

Integration and acquisition

Integration and acquisition expenses of $1.7 million in the third quarter of 2017 were primarily attributable to the cost of replacement handsets provided to former nTelos subscribers related to the completion of the migration of the subscribers to the Sprint platform. Integration and acquisitions expenses have decreased approximately $12.8 million compared with the three months ended September 30, 2016 primarily as a result of the completion of migration and and integration activities related to the acquisition of nTelos.

Depreciation and amortization

Depreciation and amortization decreased $5.1 million, or 13.4%, in the third quarter of 2017 over the comparable 2016 period, due primarily to a $5.6 million decline in depreciation resulting from the retirement of certain network related assets that occurred during 2016, which was partially offset by an increase of $0.5 million in amortization of customer based intangibles recorded in the acquisition.

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016

(in thousands)	Nine Months Ended September 30,		Change
	2017	2016	$	%
Segment operating revenues
Wireless service revenue	$323,262	$250,053	$73,209	29.3
Tower lease revenue	8,676	8,471	205	2.4
Equipment revenue	7,666	7,771	(105)	(1.4)
Other revenue	2,498	4,636	(2,138)	(46.1)
Total segment operating revenues	342,102	270,931	71,171	26.3
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	117,829	94,892	22,937	24.2
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	88,201	65,219	22,982	35.2
Integration and acquisition expenses	9,607	19,889	(10,282)	(51.7)
Depreciation and amortization	104,231	70,026	34,205	48.8
Total segment operating expenses	319,868	250,026	69,842	27.9
Segment operating income (loss)	$22,234	$20,905	$1,329	6.4

Index

Service Revenues

Wireless service revenue increased $73.2 million, or 29.3%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, detailed as follows:

(in thousands)	Nine Months Ended September 30,		Change
Service Revenues	2017	2016	$	%
Postpaid net billings (1)	$280,724	$218,327	$62,397	28.6
Sprint management fee	(22,465)	(17,914)	(4,551)	25.4
Sprint net service fee	(22,852)	(15,986)	(6,866)	43.0
Waiver of management fee	22,426	13,126	9,300	70.9
	257,833	197,553	60,280	30.5
Prepaid net billings
Gross billings (2)	74,609	56,955	17,654	31.0
Sprint management fee	(4,622)	(3,524)	(1,098)	31.2
Waiver of management fee	4,642	2,486	2,156	86.7
	74,629	55,917	18,712	33.5

Travel and other revenues (2)	19,323	13,153	6,170	46.9
Amortization of expanded affiliate agreement	(15,563)	(8,883)	(6,680)	75.2
Straight-line adjustment - management fee waiver	(12,960)	(7,687)	(5,273)	68.6
Total Service Revenues	$323,262	$250,053	$73,209	29.3
_______________________________________________________
1) Postpaid net billings are defined under the terms of the affiliate contract with Sprint to be the gross billings to customers within our service territory less billing credits and adjustments and allocated write-offs of uncollectible accounts.

2)
The Company is no longer including Lifeline subscribers to be consistent with Sprint. The above table reflects the reclassification of the related Assurance Wireless prepaid revenue within the Wireless segment from Prepaid gross billings to travel and other revenues.

Operating revenues

Wireless service revenues increased $73.2 million, or 29.3%, in 2017 from the same period in 2016 as a result of the acquisition of nTelos. Effective May 6, 2016, we acquired the right to provide network access to approximately 404 thousand postpaid and 155 thousand prepaid Sprint subscribers through our acquisition of nTelos and obtaining the Sprint customers in the former nTelos service area. As a result, 2017 results included nine months of nTelos revenue whereas the comparable 2016 period included approximately five months of nTelos revenue.

Other revenues decreased $2.1 million, or 46.1%, in 2017 compared to the same period in 2016 primarily due to a decline in regulatory recovery revenues. The decline primarily resulted from the completion of the migration of the former nTelos subscribers to the Sprint network and subscriber billing platform. Prior to the migration of the nTelos subscribers to the Sprint billing platform we billed the subscribers from the former nTelos platform and retained the the regulatory recovery revenues.

Cost of goods and services

Cost of goods and services increased $22.9 million, or 24.2%, in 2017 from the first nine months of 2016. 2017 included nine months of nTelos cost of goods and services whereas the comparable 2016 period included approximately five months of nTelos cost of goods and services. The increase results from increases in cell site rent and backhaul costs for the incremental cell sites acquired in the nTelos territory, as well as the related growth in the cost of service agreements to maintain these sites, partially offset by declines in handset costs as customers increasingly acquire handsets under Sprint's leasing and installment sales programs.

Index

Selling, general and administrative

Selling, general and administrative costs increased $23.0 million, or 35.2%, in the nine months ended September 30, 2017 from the comparable 2016 period. 2017 included nine months of nTelos selling, general and administrative expenses whereas the comparable 2016 period included approximately five months of these expenses for the incremental acquired customers. This increase was driven by third-party sales commissions, incremental sales and marketing campaigns to support our expanded territory, and prepaid acquisition costs. The increases described above were partially offset by the reduction in back office staff and support functions attributable to the completion of the migration of the former nTelos subscribers to the Sprint platform.

Integration and acquisition

Integration and acquisition expenses of $9.6 million incurred during the nine months ended September 30, 2017, include approximately $9.0 million for replacement handsets issued to former nTelos subscribers when migrating to the Sprint billing platform and $0.6 million in other expenses. Integration and acquisitions expenses have decreased approximately $10.3 million compared with the nine months ended September 30, 2016 primarily as a result of the completion of migration and integration activities related to the acquisition of nTelos.

Depreciation and amortization

Depreciation and amortization increased $34.2 million, or 48.8%, in the nine months ended September 30, 2017 as compared with the comparable 2016 period as the result of the May 6, 2016 acquisition of nTelos. Depreciation on the acquired fixed assets increased $28.0 million and amortization of customer based intangibles increased $6.2 million. Customer based intangibles are being amortized over accelerated lives, based on a pattern of benefits.

Index

Cable Segment

The Cable segment provides video, internet and voice services in franchise areas in portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area. It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia, which are included in the Wireline segment. Increases in homes passed, available homes and video customers between December 31, 2015 and September 30, 2016, resulted from the Colane acquisition on January 1, 2016.

	September 30, 2017	December 31, 2016	September 30, 2016	December 31, 2015
Homes Passed (1)	184,881	184,710	184,698	172,538
Customer Relationships (2)
Video customers	45,290	48,512	48,924	48,184
Non-video customers	32,663	28,854	28,469	24,550
Total customer relationships	77,953	77,366	77,393	72,734
Video
Customers (3)	47,379	50,618	51,379	50,215
Penetration (4)	25.6%	27.4%	27.8%	29.1%
Digital video penetration (5)	76.0%	77.4%	76.3%	77.9%
High-speed Internet
Available Homes (6)	184,881	183,826	183,814	172,538
Customers (3)	63,442	60,495	59,852	55,131
Penetration (4)	34.3%	32.9%	32.6%	32.0%
Voice
Available Homes (6)	182,350	181,089	181,077	169,801
Customers (3)	22,419	21,352	21,199	20,166
Penetration (4)	12.3%	11.8%	11.7%	11.9%
Total Revenue Generating Units (7)	133,240	132,465	132,430	125,512
Fiber Route Miles	3,340	3,137	3,124	2,844
Total Fiber Miles (8)	121,331	92,615	84,945	76,949
Average Revenue Generating Units	132,704	131,218	131,707	124,054
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

Index

Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016

(in thousands)	Three Months Ended September 30,		Change
	2017	2016	$	%
Segment operating revenues
Service revenue	$26,934	$24,948	$1,986	8.0
Other revenue	3,155	2,618	537	20.5
Total segment operating revenues	30,089	27,566	2,523	9.2
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	14,913	14,654	259	1.8
Selling, general, and administrative, exclusive of depreciation and amortization shown separately below	5,358	4,770	588	12.3
Depreciation and amortization	6,192	5,860	332	5.7
Total segment operating expenses	26,463	25,284	1,179	4.7
Segment operating income (loss)	$3,626	$2,282	$1,344	58.9

Operating revenues

Cable segment service revenues increased $2.0 million, or 8.0%, primarily due to increases in high speed data and voice subscribers, video rate increases in January 2017 that offset increases in programming costs, customers selecting or upgrading to higher-speed data access packages.

Other revenue grew $0.5 million, primarily due to new fiber contracts to towers, schools and libraries.

Operating expenses

Cable segment cost of goods and services increased $0.3 million, or 1.8%, in the third quarter of 2017 over the comparable 2016 period. The increase resulted from higher network and maintenance costs.

Selling, general and administrative expenses increased $0.6 million against the prior year quarter due to higher commission and marketing costs.

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016

(in thousands)	Nine Months Ended September 30,		Change
	2017	2016	$	%
Segment operating revenues
Service revenue	$80,229	$73,455	$6,774	9.2
Other revenue	8,436	6,958	1,478	21.2
Total segment operating revenues	88,665	80,413	8,252	10.3
Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	45,052	43,864	1,188	2.7
Selling, general, and administrative, exclusive of depreciation and amortization shown separately below	15,083	14,672	411	2.8
Depreciation and amortization	18,070	17,834	236	1.3
Total segment operating expenses	78,205	76,370	1,835	2.4
Segment operating income (loss)	$10,460	$4,043	$6,417	158.7

Index

Operating revenues

Cable segment service revenues increased $6.8 million, or 9.2%, primarily due to increases in high-speed data and voice subscribers, video rate increases in January 2017 that offset increases in programming costs, customers selecting or upgrading to higher-speed data access packages.

Other revenue grew $1.5 million, primarily due to new fiber contracts to towers, schools and libraries.

Operating expenses

Cable segment cost of goods and services increased $1.2 million, or 2.7%, in the nine months ended September 30, 2017 over the comparable 2016 period. The increase resulted from higher network and maintenance costs.

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

	September 30, 2017	December 31, 2016	September 30, 2016	December 31, 2015
Telephone Access Lines (1)	18,006	18,443	18,737	20,252
Long Distance Subscribers	9,107	9,149	9,186	9,476
Video Customers (2)	5,110	5,264	5,285	5,356
DSL and Cable Modem Subscribers (1)	14,605	14,314	14,195	13,890
Fiber Route Miles	2,040	1,971	1,916	1,736
Total Fiber Miles (3)	149,944	142,230	133,903	123,891
_______________________________________________________

1)
Effective October 1, 2015, we launched cable modem services on our cable plant, and ceased the requirement that a customer have a telephone access line to purchase internet service. As of September 30, 2017, 1,578 customers have purchased cable modem service received via the coaxial cable network.

2)	The Wireline segment’s video service passes approximately 16,500 homes.

3)
Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance.  For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Index

Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016

	Three Months Ended September 30,		Change
(in thousands)	2017	2016	$	%
Segment operating revenues
Service revenue	$5,724	$5,516	$208	3.8
Carrier access and fiber revenues	13,217	12,365	852	6.9
Other revenue	910	851	59	6.9
Total segment operating revenues	19,851	18,732	1,119	6.0

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	9,807	9,442	365	3.9
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	1,706	1,676	30	1.8
Depreciation and amortization	3,249	2,822	427	15.1
Total segment operating expenses	14,762	13,940	822	5.9
Segment operating income (loss)	$5,089	$4,792	$297	6.2

Operating revenues

Total operating revenues in the quarter ended September 30, 2017 increased $1.1 million, or 6.0%, against the comparable 2016 period, primarily as a result of increases in fiber and access contracts.

Operating expenses

Operating expenses overall increased $0.8 million, or 5.9%, in the quarter ended September 30, 2017, compared to the 2016 quarter. The $0.4 million increase in cost of goods and services primarily resulted from costs to support the increase in carrier access and fiber revenues shown above. The $0.4 million increase in depreciation and amortization primarily resulted from the expansion of the underlying network assets necessary to support the growth in fiber revenue.

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016

	Nine Months Ended September 30,		Change
(in thousands)	2017	2016	$	%
Segment operating revenues
Service revenue	$17,002	$16,433	$569	3.5
Carrier access and fiber revenues	38,920	36,628	2,292	6.3
Other revenue	2,659	2,641	18	0.7
Total segment operating revenues	58,581	55,702	2,879	5.2

Segment operating expenses
Cost of goods and services, exclusive of depreciation and amortization shown separately below	28,409	26,892	1,517	5.6
Selling, general and administrative, exclusive of depreciation and amortization shown separately below	5,065	4,951	114	2.3
Depreciation and amortization	9,536	8,789	747	8.5
Total segment operating expenses	43,010	40,632	2,378	5.9
Segment operating income (loss)	$15,571	$15,070	$501	3.3

Index

Operating revenues

Total operating revenues in the nine months ended September 30, 2017 increased $2.9 million, or 5.2%, against the comparable 2016 period. Carrier access and fiber revenues increased $2.3 million due to increases in fiber and access contracts. The increase in service revenues primarily results from higher revenues for high-speed data services.

Operating expenses

Operating expenses overall increased $2.4 million, or 5.9%, in the nine months ended September 30, 2017, compared to the 2016 period. The $1.5 million increase in cost of goods and services primarily resulted from costs to support the increase in carrier access and fiber revenues shown above. The $0.7 million increase in depreciation and amortization primarily resulted from the expansion of the underlying network assets necessary to support the growth in fiber revenue.

Non-GAAP Financial Measures

In managing our business and assessing our financial performance, management supplements the information provided by financial statement measures prepared in accordance with GAAP with Adjusted OIBDA and Continuing OIBDA, which are considered “non-GAAP financial measures” under SEC rules.

Adjusted OIBDA is defined by us as operating income (loss) before depreciation and amortization, adjusted to exclude the effects of:  certain non-recurring transactions, impairment of assets, gains and losses on asset sales, straight-line adjustments for the waived management fee by Sprint, amortization of the affiliate contract expansion intangible reflected as a contra revenue, actuarial gains and losses on pension and other post-retirement benefit plans, and share-based compensation expense.  Adjusted OIBDA should not be construed as an alternative to operating income as determined in accordance with GAAP as a measure of operating performance.  Continuing OIBDA is defined by us as Adjusted OIBDA, less the benefit received from the waived management fee. The waiver will end when the cumulative amount waived reaches approximately $256 million, which we expect to occur in five years.

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

Index

•	other companies, including companies in our industry, may calculate Adjusted and Continuing OIBDA differently than we do, limiting its usefulness as a comparative measure.

In light of these limitations, management considers Adjusted OIBDA and Continuing OIBDA as a financial performance measure that supplements but does not replace the information reflected in our GAAP results.

The following table shows Adjusted OIBDA and Continuing OIBDA for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Adjusted OIBDA	$66,904	$73,746	$209,895	$170,166
Continuing OIBDA	$57,943	$64,228	$182,827	$154,554

The following table reconciles Adjusted OIBDA and Continuing OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2017 and 2016:

Consolidated:	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Operating income (loss)	$9,475	$(3,929)	$28,400	$10,337
Plus depreciation and amortization	42,568	46,807	132,297	96,961
Plus (gain) loss on asset sales	164	(81)	80	(144)
Plus share based compensation expense	640	496	3,053	2,570
Plus straight line adjustment to management fee waiver	4,320	4,640	12,960	7,687
Plus amortization of intangible netted in revenue	5,242	5,593	15,563	8,883
Plus amortization of intangible netted in rent expense	1,580	—	2,173	—
Plus temporary back office costs to support the billing operations through migration (1)	1,209	4,948	5,496	8,071
Plus integration and acquisition related expenses	1,706	15,272	9,873	35,801
Adjusted OIBDA	$66,904	$73,746	$209,895	$170,166
Less waived management fee	(8,961)	(9,518)	(27,068)	(15,612)
Continuing OIBDA	$57,943	$64,228	$182,827	$154,554
______________________________________
(1) Once former nTelos customers migrate to the Sprint back office, the Company incurs certain postpaid fees retained by Sprint that would offset a portion of these savings. For the three and nine months ended September 30, 2017, these offsets were estimated at $0.1 million and $1.4 million, respectively.

Index

The following tables reconcile adjusted OIBDA and Continuing OIBDA to operating income by major segment for the three and nine months ended September 30, 2017 and 2016:

Wireless Segment:	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Operating income (loss)	$6,745	$(5,407)	$22,234	$20,905
Plus depreciation and amortization	32,929	38,038	104,231	70,026
Plus (gain) loss on asset sales	193	(45)	208	(84)
Plus share based compensation expense	277	246	1,354	1,058
Plus straight line adjustment to management fee waiver (1)	4,320	4,640	12,960	7,687
Plus amortization of intangible netted in revenue	5,242	5,593	15,563	8,883
Plus amortization of intangible netted in rent expense	1,580	—	2,173	—
Plus temporary back office costs to support the billing operations	1,209	4,945	5,495	8,067
Plus integration and acquisition related expenses (2)	1,691	14,499	9,607	19,889
Adjusted OIBDA	$54,186	$62,509	$173,825	$136,431
Less waived management fee (3)	(8,961)	(9,518)	(27,068)	(15,612)
Continuing OIBDA	$45,225	$52,991	$146,757	$120,819
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

Cable Segment:	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Operating income (loss)	$3,626	$2,282	$10,460	$4,043
Plus depreciation and amortization	6,192	5,860	18,070	17,834
Less gain on asset sales	(19)	(19)	(115)	(53)
Plus share based compensation expense	172	108	766	673
Adjusted OIBDA and Continuing OIBDA	$9,971	$8,231	$29,181	$22,497

Wireline Segment:	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Operating income (loss)	$5,089	$4,792	$15,571	$15,070
Plus depreciation and amortization	3,249	2,822	9,536	8,789
Plus (gain) loss on asset sales	—	—	27	40
Plus share based compensation expense	73	49	319	284
Adjusted OIBDA and Continuing OIBDA	$8,411	$7,663	$25,453	$24,183

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

Sources and Uses of Cash. We generated $158.7 million of net cash from operations in the first nine months of 2017, compared with $95.4 million in the first nine months of 2016.

Indebtedness.  As of September 30, 2017, our indebtedness totaled $848.6 million in term loans with an annualized effective interest rate of approximately 4.07% after considering the impact of the interest rate swap contracts and unamortized loan costs.  The balance consists of the $448.6 million million Term Loan A-1 at a variable rate (3.99% as of September 30, 2017) that resets monthly based on one month LIBOR plus a margin of 2.75%, and the $400.0 million Term Loan A-2 at a variable rate (4.24% as of September 30, 2017) that resets monthly based on one month LIBOR plus a margin of 3.00%.  The Term Loan A-1 requires quarterly principal repayments of $12.1 million quarterly through June 30, 2020, with further increases at that time through maturity in June 30, 2021.  The Term Loan A-2 requires quarterly principal repayments of $10.0 million beginning on September 30, 2018 through March 31, 2023, with the remaining balance due June 30, 2023.

We are bound by certain covenants under the 2016 credit agreement. Noncompliance with any one or more of the covenants may have an adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. As of September 30, 2017, we were in compliance with all covenants, and ratios at September 30, 2017 were as follows:

	Actual	Covenant Requirement at September 30,2017
Total Leverage Ratio	2.93	3.75 or Lower
Debt Service Coverage Ratio	3.88	2.00 or Higher
Minimum Liquidity Balance (000)	$149,228	$25 million or Higher

In accordance with the Credit Agreement, the total leverage and debt service coverage ratios noted above are based on consolidated EBITDA, cash taxes, scheduled principal payments and cash interest expense for the twelve months ending September 30, 2017, all as defined under the Credit Agreement. In addition to the covenants above, we are required to supply the lenders with quarterly financial statements and other reports as defined by the 2016 credit agreement. We were in compliance with all reporting requirements at September 30, 2017.

We had no off-balance sheet arrangements (other than operating leases) and have not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments. We budgeted $155.2 million in capital expenditures for 2017, including $86.4 million in the Wireless segment for upgrades and expansion of the nTelos wireless network, $2.9 million for upgrades in the Wireless segment Expansion Area; $28.1 million for network expansion including new fiber routes, new cell towers, and cable market expansion; $27.0 million for additional network capacity; and $10.8 million for information technology upgrades, new and renovated buildings and other projects.  As of September 30, 2017, expectations for 2017 total capital spending have been revised downward to $140.8 million, a decrease of $14.4 million. Of the decrease, $11.8 million is from the Wireless segment.

For the first nine months of 2017, we spent $109.4 million on capital projects, compared to $102.9 million in the comparable 2016 period.  Spending related to Wireless projects accounted for $54.1 million in the first nine months of 2017, primarily for upgrades of former nTelos sites and additional cell sites to expand coverage in the former nTelos territory. Cable capital spending of $20.8 million related to network and cable market expansion. Wireline capital projects cost $13.5 million, driven primarily by fiber builds.  The remaining balance of capital expenditures is largely related to information technology projects.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, delaying the effective date of ASU 2014-09. Three other amendments have been issued during 2016 modifying the original ASU. As amended, the new standard is effective for the Company on January 1, 2018, using either a retrospective basis or a modified retrospective basis with early adoption permitted. The Company plans to adopt the standard effective January 1, 2018 using the modified retrospective transition approach; under this approach prior periods will not be retrospectively adjusted.
The Company is continuing to assess all potential impacts of the standard, including the impact to the pattern with which revenue and direct and contract fulfillment costs are recognized, the impact of the standard on current accounting policies, practices and system of internal controls, in order to identify material differences, if any that would result from applying the new requirements.
The Company is in the process of establishing new policies and processes, and is implementing necessary changes to data and procedures necessary to comply with the new requirements.
While continuing to assess all potential impacts of the standard, the Company believes the adoption will not have a significant effect on earnings however, the presentation of certain costs may change and disclosures will be impacted. The Company is still in the process of evaluating the impacts and the initial assessment may change.
In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous generally accepted accounting principles.  The ASU is effective for us on January 1, 2019, and early application is permitted.  Modified retrospective application is required.  The Company plans to adopt this standard when it becomes effective for the Company beginning January 1, 2019, and expects the adoption of this standard will result in the recognition of right of use assets and lease liabilities that have not previously been recorded, which will have a material impact on the Company’s consolidated financial statements.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves three components.  The first component is outstanding debt with variable rates.  As of September 30, 2017, the Company had $848.6 million of variable rate debt outstanding (excluding unamortized loan fees and costs of $15.6 million), bearing interest at a weighted average rate of 4.10% as determined on a monthly basis. An increase in market interest rates of 1.00% would add approximately $8.3 million to annual interest expense, excluding the effect of the interest rate swap.  In May 2016, the Company entered into a pay-fixed, receive-variable interest rate swap with three counterparties totaling $256.6 of notional principal (subject to change based upon expected draws under the delayed draw term loan and principal payments due under our debt agreements).  This swap, combined with the swap purchased in 2012, covers notional principal equal to approximately 50% of the outstanding variable rate debt through maturity in 2023. The Company is required to pay a combined fixed rate of approximately 1.16% and receive a variable rate based on one month LIBOR (1.235% as of September 30, 2017), to manage a portion of its interest rate risk. Changes in the net interest paid or received under the swaps would offset approximately 50% of the change in interest expense on the variable rate debt outstanding. The swap agreements currently reduce annual interest expense by approximately $1.1 million, based on the spread between the fixed rate and the variable rate currently in effect on our debt.

The second component of interest rate risk consists of temporary excess cash, which can be invested in various short-term investment vehicles such as overnight repurchase agreements and Treasury bills with a maturity of less than 90 days. As of September 30, 2017, the cash is invested in a commercial checking account that has limited interest rate risk. Management continually evaluates the most beneficial use of these funds.

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

Management views market risk as having a potentially significant impact on the Company's results of operations, as future results could be adversely affected if interest rates were to increase significantly for an extended period, or if the Company’s need for additional external financing resulted in increases to the interest rates applied to all of its new and existing debt.  As of September 30, 2017, the Company has $424.3 million of variable rate debt with no interest rate protection.  The Company’s investments in publicly traded stock and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Supplemental Executive Retirement Plan.  General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

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
As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, we identified material weaknesses in internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As remediation has not yet been completed, our President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer have concluded that our disclosure controls and procedures continued to be ineffective as of September 30, 2017.
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
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act)  as of September 30, 2017, that have materially affected or are reasonably likely to material affect, the Company’s internal control over financial reporting.
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

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of September 30, 2017, the Company has not identified any needed updates to the risk factors included in our most recent Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues a certificate for whole shares, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In conjunction with exercises of stock options and distributions of vested share awards, the Company periodically repurchases shares from recipients to satisfy some of the exercise price of the options being exercised or taxes payable associated with the distribution of shares.  The following table provides information about the Company’s repurchases of shares during the three months ended September 30, 2017:

	Number of Shares Purchased	Average Price Paid per Share
July 1 to July 31	—	$—
August 1 to August 31	—	$—
September 1 to September 30	140,328	$38.85

Total	140,328	$38.85

Index

ITEM 6.	Exhibits

(a)	The following exhibits are filed with this Quarterly Report on Form 10-Q:

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
Date: November 2, 2017