Form 10-K
period 2017-12-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2018-03-15
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No  ☑

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.                     Large accelerated filer ☑           Accelerated filer ☐             Non-accelerated filer ☐            Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2017 based on the closing price of such stock on the Nasdaq Global Select Market on such date was approximately $1.5 billion.

The number of shares of the registrant’s common stock outstanding on March 9, 2018 was 49,527,087.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2018 annual meeting of shareholders (the “2018 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  The 2018 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Our Company

Shenandoah Telecommunications Company and its subsidiaries (collectively, the “Company”) provide wireless personal communications service (“PCS”) under the Sprint brand, and telephone service, cable television, unregulated communications equipment sales and services, and internet access under the Shentel brand.  In addition, the Company operates an interstate fiber optic network and leases its owned cell site towers to both affiliates and non-affiliated third-party wireless service providers. The Company’s reportable segments include: Wireless, Cable, Wireline and Other. See Note 16, Segment Reporting, in our consolidated financial statements for further information.

Pursuant to a management agreement with Sprint and its related parties (collectively, “Sprint”), the Company has been the exclusive Sprint PCS Affiliate providing wireless mobility communications network products and services on the 800 MHz, 1900 MHz and 2.5 GHz spectrum ranges in a multi-state area covering large portions of central and western Virginia, south-central Pennsylvania, West Virginia, and portions of Maryland, North Carolina, Kentucky, Tennessee and Ohio. The Company is licensed to use the Sprint brand name in this territory, and operates its network under the Sprint radio spectrum license.

Description of Business

Wireless

Since 1995, the Wireless operations have provided personal communications services through a digital wireless telephone and data network through a Management Agreement with Sprint. The Company currently provides service in a multi-state area covering large portions of central and western Virginia, south-central Pennsylvania, West Virginia, and portions of Maryland, North Carolina, Kentucky, Tennessee and Ohio ("Sprint Affiliate Area").  The current Sprint Affiliate Area covers approximately 5.3 million POPS, ("Covered POPS").  Under this agreement, the Company is the exclusive provider of wireless services using the 800 megahertz (MHz), 1900 megahertz (MHz) and 2.5 gigahertz (GHz) spectrum ranges.  The Company provided network service to 736,597 postpaid PCS Sprint subscribers at December 31, 2017, representing an increase of 2% compared with December 31, 2016.  The Company provided service to 225,822 prepaid wireless Sprint subscribers at December 31, 2017, representing an increase of 9% compared to December 31, 2016. Of the Company’s total consolidated operating revenues, approximately 72% in 2017, 69% in 2016 and 56% in 2015 were generated by or through Sprint and its customers using the Company's portion of Sprint’s nationwide network in the Wireless operations.  No other customer relationship generated more than 10% of the Company’s total operating revenues in 2017, 2016 or 2015.

Under the Sprint agreements, Sprint provides the Company significant support services, such as customer service, billing, collections, long distance, national network operations support, inventory logistics support, use of the Sprint brand names, national advertising, national distribution and product development.

The Company’s wireless revenue is variable based on billed revenues to Sprint’s customers in our affiliate area less applicable fees retained by Sprint. Sprint retains an 8% Management Fee and an 8.6% Net Service Fee on postpaid revenues and a 6% Management Fee on prepaid wireless revenues. For postpaid, the Company is also charged for the costs of subsidized handsets sold through Sprint’s national channels as well as commissions paid by Sprint to third-party resellers in our service territory.  Sprint also charges the Company separately to acquire and support prepaid customers.  These charges are calculated based on Sprint’s national averages for its prepaid programs, and are billed per user or per gross additional customer, as appropriate.

The Company amended its agreements with Sprint, effective January 1, 2016. The Net Service Fee was reduced from 14.0% to 8.6%, and certain costs and revenues previously included within the Net Service Fee were broken out of the Net Service Fee and are separately settled.  Separately settled items consist primarily of revenues associated with Sprint’s wholesale subscribers’ use of our network and net travel revenue. The Net Service Fee was 14.0% for 2015.

Under our amended affiliate agreement, Sprint agreed to waive the Management Fees charged on both postpaid and prepaid revenues, up to approximately $4.2 million per month, until the total amount waived reaches approximately $255.6 million, which is expected to occur in 2022. See Note 3, Business Combinations and Acquisitions, and Note 9, Goodwill & Intangible Assets, to our consolidated financial statements for further information.

Cable

The Cable operations provide video, internet and voice services to customers in franchise areas covering portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area.

The Company has acquired several cable networks since 2008, and as of December 31, 2017, the Company has upgraded all of the cable networks acquired in these transactions in order to offer robust video, high speed internet and telephone services throughout its territory.  Most of these markets served in the Cable operations are connected by a fiber network of 3,356 miles, which interconnects with the Wireline operations' 2,073 mile fiber network.

There were 133,086 cable revenue generating units at December 31, 2017, an increase of 0.5% compared with December 31, 2016.  A revenue generating unit consists of each separate service (video, voice and internet) subscribed to by a customer.

Wireline

The Wireline operations provide regulated and unregulated voice services, DSL internet access, cable modem and long distance access services throughout Shenandoah County and portions of Rockingham, Frederick, Warren and Augusta counties, in Virginia. Wireline also provides video services in portions of Shenandoah County, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas north along the Interstate 81 corridor through West Virginia, Maryland and portions of Pennsylvania.

Wireline provided local telephone services to 17,933 customers as of December 31, 2017, representing a decrease of 2.8% compared with the December 31, 2016, primarily in Shenandoah County and small service areas in Rockingham, Frederick, Warren, and Augusta counties in Virginia.  The Wireline operations provide access for interexchange carriers to the local exchange network and switching for voice products offered through the Cable segment.  Wireline has a 20 percent ownership interest in Valley Network Partnership (“ValleyNet”), which offers fiber network facility capacity to business customers and other telecommunications providers in western, central, and northern Virginia, as well as the Interstate 81 corridor from Johnson City, Tennessee to Carlisle, Pennsylvania.

The Wireline operations also provided video services to 5,019 customers and high speed data services to 2,105 customers through its own coaxial network, located in Shenandoah County, Virginia, as of December 31, 2017.

Additionally, the Wireline operations also provides the following services:

•
Internet service has 11,559 digital subscriber line ("DSL") customers and 1,001 dedicated internet access customers at December 31, 2017.  DSL service is available to all customers in the Company’s regulated telephone service area.

•
Operation of the Maryland, West Virginia and Pennsylvania portions of a fiber optic network along the Interstate 81 corridor.  The fiber optic network extends south from Harrisonburg, Virginia, through Covington, Virginia, then westward to Charleston, West Virginia.  This extension of our fiber network connects to and supports the Company’s wireless business, and the provisioning of facility leases of fiber optic capacity to end users, in these areas.

•	Resale of long distance service for calls placed to locations outside the regulated telephone service area by telephone customers. There were 9,078 long distance customers at December 31, 2017.

•
Internet access to Enterprise customers and facility leases of owned fiber optic capacity in the northern Shenandoah Valley, in surrounding areas, along Interstate 81 into Pennsylvania, and into Herndon, Virginia.

Other

Other provides investing and management services to the Company's subsidiaries.

Competition

The telecommunications industry is highly competitive.  We compete primarily on the basis of the price, availability, reliability, variety and quality of our offerings and on the quality of our customer service.  Our ability to compete effectively depends on our ability to maintain high-quality services at prices competitive with those charged by our competitors.  In particular, price competition in the integrated telecommunications services markets generally has been intense and is expected to continue.  Our competitors include, among others, larger providers such as AT&T Inc., Verizon Communications Inc., T-Mobile USA, Inc., U.S. Cellular Corp., CenturyLink, Inc., Frontier Communications Corp., DISH Network Corporation, DIRECTV, and various other smaller competitive service providers.  Our primary competitors have substantially greater infrastructure, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than the Company.

In our cable operations where we provide video services, we also compete in the provision of telephone and high speed data services against the incumbent local telephone company.  Incumbent local telephone carriers enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including pre-existing customer relationships with virtually all end-users.

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

Competition is also intense and growing in the market for video services. Incumbent cable television companies, which have historically provided video service, face competition from direct broadcast satellite providers, on-line video services, such as NetFlix, Hulu, and Amazon, and from large wireline providers of telecommunications services (such as Verizon, CenturyLink, Frontier and AT&T) which have upgraded their networks to provide video services in addition to voice and high-speed Internet access services. These entities are large and have substantially greater infrastructure, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than the Company. Our ability to compete effectively will depend, in part, on the extent to which our service offerings overlap with these entities, and on our ability to anticipate and respond to the competitive forces affecting the market for video and other services.

A continuing trend toward consolidation, mergers, acquisitions and strategic alliances in the telecommunications industry could also increase the level of competition we face by further strengthening our competitors.

Regulation

Our operations are subject to regulation by the Federal Communications Commission (“FCC”), the Virginia State Corporation Commission (“VSCC”), the West Virginia Public Service Commission, the Maryland Public Service Commission, the Pennsylvania Public Utility Commission, the Kentucky Public Service Commission and other federal, state, and local governmental agencies.  The laws governing these agencies, and the regulations and policies that they administer, are subject to constant review and revision, and some of these changes could have material impacts on our revenues and expenses.

Regulation of Wireless Operations

We operate our wireless business using radio spectrum made available by Sprint under the Sprint Management Agreement.  Our wireless business is directly or indirectly subject to, or affected by, a number of regulations and requirements of the FCC and other governmental authorities that apply to providers of commercial mobile radio services (“CMRS”).

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

On October 27, 2011, the FCC adopted a report and order which comprehensively reformed and modernized the agency’s intercarrier compensation (“ICC”) rules governing the telecommunications industry.  Under the current FCC regime, since December 29, 2011, local traffic between CMRS providers and most LECs must be compensated pursuant to a default bill-and-keep framework if there was no pre-existing agreement between the CMRS provider and the LEC.  A federal appeals court has affirmed the FCC’s report and order.  Additionally, the FCC is considering a number of petitions for declaratory ruling and other proceedings regarding disputes among carriers relating to interconnection payment obligations.  During 2017 the FCC initiated a further proceeding to consider whether additional changes to interconnection obligations are needed, including how and where companies interconnect their networks with the networks of other providers. Resolution of these proceedings and any additional FCC rules regarding interconnection could directly affect us in the future.  Interconnection costs represent a significant expense item for us and any significant changes in the intercarrier compensation scheme may have a material impact on our business.  We are unable to determine with any certainty at this time whether any such changes would be beneficial to or detrimental to our wireless operations.

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

Universal Service Contribution Requirements. Consistent with the terms of our Management Agreements, Sprint is required to contribute to the federal universal service fund (the “USF”) based in part on the revenues it receives in connection with our wireless operations. The purpose of this fund is to subsidize telecommunications and broadband services in rural areas, for low-income consumers and for schools, libraries and rural healthcare facilities.  Sprint is permitted to, and does, pass through these mandated payments as surcharges paid by its subscribers.

Transfers, Assignments and Changes of Control of Spectrum Licenses.  The FCC must give prior approval to the assignment of ownership or control of a spectrum license, as well as transfers involving substantial changes in such ownership or control.  The FCC also requires licensees to maintain effective working control over their licenses.  Our Sprint Affiliate Agreement reflects an alliance that the parties believe meets the FCC requirements for licensee control of licensed spectrum.  If the FCC were to determine that the Sprint Affiliate Agreement should be modified to increase the level of licensee control, we have agreed with Sprint to use our best efforts to modify the agreements as necessary to cause the agreements to comply with applicable law and to preserve to the extent possible the economic arrangements set forth in the agreements.  If the agreements cannot be modified, the agreements may be terminated pursuant to their terms.  The FCC could also impose sanctions on the Company for failure to meet these requirements.

Spectrum licenses are granted for ten-year terms.  Sprint’s spectrum licenses for our service area are scheduled to expire on various dates from the date of publication of this disclosure through June 2025.  Licensees have an expectation of license renewal if they have provided “substantial” service during its past license terms, and have “substantially” complied with FCC rules and policies, and with the Communications Act of 1934.  All of the PCS licenses used in our wireless business have been successfully renewed since their initial grant.

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

The construction of new towers, and in some cases the modification of existing towers, may also be subject to environmental review pursuant to the National Environmental Policy Act of 1969 (“NEPA”), which requires federal agencies to evaluate the environmental impacts of their decisions under some circumstances.  FCC regulations implementing NEPA place responsibility on each applicant to investigate any potential environmental effects of a proposed operation, including health effects relating to radio frequency emissions, and impacts on endangered species such as certain migratory birds, and to disclose any significant effects on the environment to the agency prior to commencing construction.  In the event that the FCC determines that a proposed tower would have a significant environmental impact, the FCC would require preparation of an environmental impact statement, which would be subject to public comment.

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

Communications Assistance for Law Enforcement Act.  The Communications Assistance for Law Enforcement Act (“CALEA”) was enacted in 1994 to preserve electronic surveillance capabilities by law enforcement officials in the face of rapidly changing telecommunications technology.  CALEA requires telecommunications carriers and broadband providers, including the Company, to modify their equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards.  Following adoption of interim standards and a lengthy rulemaking proceeding, including an appeal and remand proceeding, all carriers were required to be in compliance with the CALEA requirements as of June 30, 2002.  We are currently in compliance with the CALEA requirements.

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

As a result of the FCC’s December 2017 decision to reclassify broadband Internet access service as an “information service,” the FTC has the authority to enforce against unfair or deceptive acts and practices, to protect the privacy of Internet service customers, including our use and disclosure of certain customer information. Although one court decision has raised questions regarding the extent of FTC jurisdiction over companies that offer both common carrier services as well as non-common carrier services, that decision has been stayed, pending review by the full Ninth Circuit Court of Appeals.

After the repeal of the FCC’s 2016 privacy rules through the Congressional Review Act, many states and local authorities have considered legislative or other actions that would impose additional restrictions on our ability to collect, use and disclose certain information. Despite language in the FCC’s December 2017 decision reclassifying broadband Internet access service as an “information service,” that preempts state and local privacy regulations that conflict with federal policy, we expect these state and local efforts to regulate online privacy to continue in 2018. Additionally, several state legislatures are considering the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for our business. There are also bills pending in both the U.S. House of Representatives and Senate that could impose new privacy and data security obligations. We cannot predict whether any of these efforts will be successful or preempted, or how new legislation and regulations, if any, would affect our business

Our operations are also subject to federal and state laws governing information security.  In the event of an information security breach, such rules may require consumer and government agency notification and may result in regulatory enforcement actions with the potential of monetary forfeitures.

In addition, restrictions exist, and new restrictions are considered from time to time by Congress, federal agencies and states, on the extent to which wireless customers may receive unsolicited telemarketing calls, text messages, junk e-mail or spam.  Congress, federal agencies and certain states also are considering, and may in the future consider imposing, additional requirements on entities that possess consumer information to protect the privacy of consumers.  The Company is required to file an annual certification of compliance with the FCC’s CPNI rules.  Complying with these requirements may impose costs on the Company or compel the Company to alter the way it provides or promotes its services.

Consumer Protection.  Many members of the wireless industry, including us, have voluntarily committed to comply with the Cellular Telecommunication and Internet Association ("CTIA") Consumer Code for Wireless Service, which includes consumer protection provisions regarding the content and format of bills; advance disclosures regarding rates, terms of service, contract provisions, and network coverage; and the right to terminate service after a trial period or after changes to contract provisions are implemented.  The FCC and/or certain state commissions have considered or are considering imposing additional consumer protection requirements upon wireless service providers, including billing-related disclosures and usage alerts, as well as the adoption of standards for responses to customers and limits on early termination fees.  On December 12, 2013, CTIA filed a letter with the FCC detailing voluntary commitments by large wireless providers, including Sprint, which will permit subscribers and former subscribers to unlock their mobile devices, subject to contract fulfillment time frames for postpaid plans, or after one year for prepaid plans.  The carriers have agreed to fully implement the voluntary commitments within 12 months of adoption.  Subsequently, on February 11, 2014, CTIA-The Wireless Association adopted six standards on mobile wireless device unlocking into the CTIA Consumer Code for Wireless Service.  Finally, on August 1, 2014, the Unlocking Consumer Choice and Wireless Competition Act was enacted to make it easier for consumers to change their cell phone service providers without paying for a new phone.  This new statute reverses a decision made by the Library of Congress in 2012 that said it was illegal for consumers to “unlock” their cell phones for use on other networks without their service provider’s permission. Adoption of these and other similar, consumer protection requirements could increase the expenses or decrease the revenue of the Company's wireless business.  Courts have also had, and in the future may continue to have, an effect on the extent to which matters pertaining to the content and format of wireless bills can be regulated at the state level.  Any further changes to these and similar requirements could increase our costs of doing business and our costs of acquiring and retaining customers.

Net Neutrality.  For information concerning the FCC’s non-discrimination requirements for wireless broadband providers, see the discussion under “Regulation of Wireline Operations - Broadband Services / Net Neutrality”.

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

Accessibility.  The FCC imposes obligations on telecommunications service providers and multi-channel video programming distributors ("MVPDs"), intended to ensure that individuals with disabilities are able to access and use telecommunications and video programming services and equipment.   FCC rules require telecommunications service providers, including wireless providers, to be capable of transmitting 911 calls from persons who are deaf, hard of hearing or speech disabled, including through text telephone ("TTY") capability over the public switched telephone network ("PSTN"), various forms of PSTN-based and internet protocol ("IP")-based TRS, and text-to-911 (where available).  The FCC recently amended its rules to allow wireless telecommunications service providers to transition to use of real time text ("RTT") in lieu of TTY technology for communications using wireless IP-based voice services. In addition, telecommunications services, including voice over internet protocol ("VoIP"), and advanced communications services ("ACS") (such as email and text messaging) must be accessible to and usable by disabled persons, including by ensuring that email and texts are compatible with commonly used screen readers, unless doing so is not achievable.  FCC rules require that customer support for covered telecommunications and ACS services (included website based) is accessible and also imposes extensive recordkeeping for both telecommunications services and ACS, and subject providers to significant penalties for non-compliance with accessibility requirements as well as for falsely certifying compliance with recordkeeping obligations. Existing FCC rules also require us to offer a minimum number of hearing aid-compatible (“HAC”) handsets to consumers.  The FCC recently proposed rules that would update technical specifications for HAC handsets and extend HAC compatibility requirements to VoIP handsets.  FCC rules also require video programming delivered on MVPD systems to be closed captioned unless exempt and require MVPDs to pass through captions to consumers and to take all steps needed to monitor and maintain equipment to ensure that captioning reaches the consumer intact. Video programming delivered over the Internet must be captioned if it was delivered previously on television with captions. An MVPD must also pass through audio description provided in broadcast and non-broadcast programming if it has the technical capability to do so, unless it is using the required technology for another purpose. FCC rules also require MVPDs to ensure that critical details about emergencies conveyed in video programming are accessible to persons with disabilities, and that video programming guides are accessible to persons who are blind or visually impaired. We cannot predict if or when additional changes will be made to the current FCC accessibility rules, or whether and how such changes will affect us.

911 Services.  We are subject to FCC rules that require wireless carriers to make emergency 911 services available to their subscribers, including enhanced 911 services that convey the caller’s telephone number and detailed location information to emergency responders.  The FCC has also sought public comment to investigate further requirements regarding the accuracy of wireless location information transmitted during an emergency 911 call.  Additionally, the FCC adopted rules requiring all wireless carriers to support the ability of consumers to send text messages to 911 in all areas of the country where 911 Public Safety Answering Points (“PSAP”) are capable of receiving text messages.  Also, in May 2013, the FCC adopted rules which require CMRS providers to provide an automatic “bounce-back” text message when a subscriber attempts to send a text message to 911 in a location where text-to-911 is not available.  In August 2014, the FCC ordered that all CMRS and interconnected text providers must be capable of supporting text-to-911 by December 31, 2014.  Such covered text providers had until June 30, 2015, to begin delivering text-to-911 messages to PSAPs that have submitted requests for such delivery by December 31, 2014, unless otherwise agreed with the PSAP, and six months to begin delivery after any such request made after December 31, 2014.  We are not able to predict the effect that these, or any other, changes to the 911 service rules will have on our operations.

Regulation of Cable Television, Interconnected VoIP and Other Video Service Operations

We provide cable services to customers in franchise areas covering portions of Virginia, West Virginia and western Maryland.

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

Must-Carry/Retransmission Consent. Local broadcast television stations can require a cable operator to carry their signals pursuant to federal “must-carry” requirements. Alternatively, local television stations may require that a cable operator obtain “retransmission consent” for carriage of the station’s signal, which can enable a popular local television station to obtain concessions from the cable operator for the right to carry the station’s signal. Although some local television stations today are carried by cable operators under the must-carry obligation, popular broadcast network affiliated stations, such as ABC, CBS, FOX, CW and NBC, typically are carried pursuant to retransmission consent agreements. The retransmission consent costs charged by broadcast networks affiliate stations are increasing rapidly. We cannot predict the extent to which such retransmission consent costs may increase in the future or the effect such cost increases may have on our ability to provide cable service.

Copyright Fees. Cable operators pay compulsory copyright fees, in addition to possible retransmission consent fees, to retransmit broadcast programming.  Although the cable compulsory copyright license has been in place for 40 years, there have been legislative and regulatory proposals to replace the compulsory license with privately negotiated licenses. We cannot predict whether such proposals will be enacted and how they might affect our business.

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

Franchise Matters. Cable operators generally must apply for and obtain non-exclusive franchises from local or state franchising authorities before providing video service.  The terms and conditions of franchises vary among jurisdictions, but franchises generally last for a fixed term and are subject to renewal, require the cable operator to collect a franchise fee of as much as 5% of the cable operator’s gross revenue from video services, and contain certain service quality and customer service obligations.  A significant number of states today have processes in place for obtaining state-wide franchises, and legislation has been introduced from time to time in Congress and in various states, including those in which we provide some form of video service, that would require the implementation of state-wide franchising processes.  Although we cannot predict whether state-wide franchising will become ubiquitous, it would, if implemented, likely lower barriers to entry and increase competition in the marketplace for video services.  In 2006, the FCC adopted new rules governing the terms and conditions under which franchising authorities can award franchises to entities that compete against incumbent cable service operators.  These rules generally limit the ability of franchising authorities to impose certain requirements on and extract certain concessions from new entrants.  Also in 2006, Virginia adopted a new franchising statute.  This statute largely leaves franchising responsibility in the hands of local municipalities and counties, but it governs the local government entities’ award of such franchises and their conduct of franchise negotiations.  We cannot predict the extent to which these rules and other developments will accelerate the pace of new entry into the video market or the effect, if any, they may have on our cable operations.

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

Pole Attachments. The Communications Act requires most utilities to provide cable systems with access to poles and conduits and simultaneously subjects the rates charged for this access to either federal or state regulation. In 2011 and again in 2015, the FCC amended its existing pole attachment rules to promote broadband deployment. The 2011 order allows for new penalties in certain cases involving unauthorized attachments, but generally strengthens the cable industry’s ability to access investor-owned utility poles on reasonable rates, terms and conditions. Additionally, the 2011 order reduces the federal rate formula previously applicable to “telecommunications” attachments to closely approximate the rate formula applicable to “cable” attachments. The 2015 order, which is currently on appeal by utility pole owners, continues that rate reconciliation, effectively closing the remaining “loophole” that potentially allowed for significantly higher rates for telecommunications attachments in certain scenarios, and minimizing the rate consequences of any of our services being deemed “telecommunications” for pole attachment purposes. Neither the 2011 order nor the 2015 order directly affect the rate in states that self-regulate (rather than allow the FCC to regulate) pole rates, but many of those states have substantially the same rate for cable and telecommunications attachments.

Some municipalities have enacted “one-touch” make-ready pole attachment ordinances, which permit third parties to alter components of our network attached to utility poles in ways that could adversely affect our businesses. Some of these ordinances have been challenged with differing results. In 2017, the FCC initiated a rulemaking that considers amending its pole attachment rules to permit a “one-touch” make-ready-like process for the poles within its jurisdiction. If adopted, these rules could have a similar effect as the municipal one-touch make-ready ordinances and adversely affect our businesses.

Broadband Services. For information concerning the regulation of Broadband services, see the related discussions under “Regulation of Wireline Operations”.

Net Neutrality.  For information concerning the FCC’s non-discrimination requirements for fixed broadband providers, see the discussion under “Regulation of Wireline Operations - Broadband Services / Net Neutrality”.

Privacy. For information concerning the privacy obligations of our Broadband service, see the discussion under “Regulation of Wireless Operations - Consumer Privacy.”

VoIP Services.  We provide voice communications services over our cable network utilizing interconnected VoIP technology and service arrangements.  Although similar to telephone service in some ways, our VoIP service arrangement utilizes different technology and is subject to many of the same rules and regulations applicable to traditional telephone service.  The FCC order adopted on October 27, 2011, established rules governing intercarrier compensation payments for the origination and termination of telephone traffic between carriers and VoIP providers. In May 2014 the United States Court of Appeals for the Tenth Circuit upheld the FCC order reducing intercarrier compensation payments.  The rules are likely to substantially decrease intercarrier compensation payments we may have otherwise received over a multi-year period. The decreases over the multi-year transition will affect both the amounts that we pay to telecommunications carriers and the amounts that we receive from other carriers. The schedule and magnitude of these decreases, however, will vary depending on the nature of the carriers and the telephone traffic at issue. We cannot yet predict with certainty the impact on our revenues and expenses for voice services at particular times over this multi-year period.

Further regulatory changes are being considered that could impact our VoIP service.  The FCC and state regulatory authorities are considering, for example, whether certain common carrier regulations traditionally applied to incumbent local exchange carriers should be modified or reduced, and the extent to which common carrier requirements should be extended to VoIP providers.  The FCC has already determined that certain providers of voice services using Internet Protocol technology must comply with requirements relating to 911 emergency services, CALEA, USF contribution, customer privacy and CPNI issues, number portability, network outage, rural call completion, disability access, battery backup, regulatory fees, and discontinuance of service.  In March 2007, a federal appeals court affirmed the FCC’s decision concerning federal regulation of certain VoIP services, but declined to specifically find that VoIP service provided by cable companies, such as we provide, should be regulated only at the federal level.  As a result, certain states, including West Virginia, began proceedings to subject cable VoIP services to state-level regulation.  Although the West Virginia proceeding concluded without any new state-level regulation, it is difficult to predict whether it, or other state regulators, will continue to attempt to regulate our VoIP service.  We have registered with, or obtained certificates or authorizations from, the FCC and the state regulatory authorities in those states in which we offer competitive voice services in order to ensure the continuity of our services and to maintain needed network interconnection arrangements. It is not clear how the FCC Order to reclassify wireline and wireless broadband services as Title II common carrier services, and pursuant to Section 706, will affect the regulatory status of our VoIP services.  Further, it is also unclear whether and how these and other ongoing regulatory matters ultimately will be resolved.

Prospective competitors of Shenandoah Cable, a subsidiary of the Company, may also receive disbursements from the USF.  Some of those competitors have requested USF support under the Connect America Fund to build broadband facilities in areas already served by Shenandoah Cable.  Although Shenandoah Cable has opposed such requests where we offer service, we cannot predict whether the FCC or another agency will grant such requests or otherwise fund broadband service in areas already served by the company.

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

Regulation of Wireline Operations

As an incumbent local exchange carrier ("ILEC"), Shenandoah Telephone Company’s (“Shenandoah Telephone”) operations are regulated by federal and state regulatory agencies.

State Regulation.  Shenandoah Telephone’s rates for local exchange service, intrastate toll service, and intrastate access charges are subject to the approval of the Virginia State Corporation Commission, ("VSCC").  The VSCC also establishes and oversees implementation of certain provisions of the federal and state telecommunications laws, including interconnection requirements, promotion of competition, and consumer protection standards.  The VSCC also regulates rates, service areas, service standards, accounting methods, affiliated transactions and certain other financial transactions. Pursuant to the FCC’s October 27, 2011 order adopting comprehensive reforms to the federal intercarrier compensation and universal service policies and rules (as discussed above and further below), the FCC preempted state regulatory commissions’ jurisdiction over all terminating access charges, including intrastate terminating access charges, which historically have been within the states’ jurisdiction.  However, the FCC vested in the states the obligation to monitor the tariffing of intrastate rate reductions for a transition period, to oversee interconnection negotiations and arbitrations, and to determine the network edge, subject to FCC guidance, for purposes of the new “bill-and-keep” framework.  A federal appeals court has affirmed the decision. The outcome of those further challenges could modify or delay the effectiveness of the FCC’s rule changes.  During 2017 the FCC initiated a further proceeding to consider whether additional changes to interconnection obligations are needed, including how and where companies interconnect their networks with the networks of other providers. Although we are unable to predict the ultimate effect that the FCC’s order will have on the state regulatory landscape or our operations, the rules may decrease or eliminate revenue sources or otherwise limit our ability to recover the full value of our network assets.

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

The FCC’s changes to the ICC rules have been affirmed by a federal appeals court. These changes, and potential future changes, to such compensation regulations could increase our expenses and/or reduce our revenues.

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

Interstate and intrastate access charges are important sources of revenue for Shenandoah Telephone’s operations.  Unless these revenues can either be replaced through a new universal service mechanism, or unless they can be reflected in higher rates to local end users, or replaced through other newly created methods of cost recovery, the loss of revenues to the Company could be significant.  There can be no assurance that access charges in their present form will be continued or that sufficient substitutes for the lost revenues will be provided.  If access charges are reduced without sufficient substitutes for the lost revenues, this could have a material adverse impact on our financial condition, results of operations and cash flows.  In addition, changes to the intercarrier compensation rules and policies could have a material impact on our competitive position vis-à-vis other service providers, particularly in our ability to proactively make improvements to our networks and systems.

Universal Service Fund. Shenandoah Telephone receives disbursements from the USF.  In October 2011, the FCC adopted comprehensive changes to the universal service program that are intended in part to stabilize the USF, the total funding of which had increased considerably in recent years.  Some of the FCC’s reforms impact the rules that govern disbursements from the USF to rural ILECs such as Shenandoah Telephone, and to other providers.  Such changes, and additional future changes, may reduce the size of the USF and payments to Shenandoah Telephone, a subsidiary of the Company, which could have an adverse impact on the operating results of the Company.  The Company is not able to predict if or when additional changes will be made to the USF, or whether and how such changes would affect the extent of our total federal universal service assessments, the amounts we receive, or our ability to recover costs associated with the USF. We cannot predict the extent to which such access charges may decrease or change in the future or the effect such access charge increases may have on our ability to provide cable service.

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

In February, 2012, the FCC released an order making substantial changes to the rules and regulations governing the USF Lifeline Program, which provides discounted telephone services to low income consumers.  The order imposes greater recordkeeping and reporting obligations, and generally subjects providers of Lifeline-supported services to greater oversight.  As a result of our Company providing Lifeline-supported voice services, it is subject to increased reporting and recordkeeping requirements, and could be subject to increased regulatory oversight, investigations or audits.  The FCC, USAC and other authorities have conducted, and in the future are expected to continue to conduct, more extensive audits of USF support recipients, as well as other heightened oversight activities.  The impact of these activities on the Company, if any, is uncertain. In 2016, the FCC released a second substantial Lifeline order that amended the program to provide support for broadband services.  Included among the new rules was a requirement that any eligible telecommunications carrier ("ETC") which offered broadband service, on its own or through an affiliate, must also offer Lifeline-supported broadband service.  Due to this requirement, our Company began offering Lifeline-supported broadband in areas where it operates as an ETC.

Broadband Services. In December 2010, the FCC adopted so-called net neutrality rules that it deemed necessary to ensure an open Internet that is not unduly restricted by network gatekeepers. Those rules subjected wireline and wireless broadband Internet access service providers to varying regulations (depending upon the nature of the service) including three key requirements: 1) a prohibition against blocking websites or other online applications; 2) a prohibition against unreasonable discrimination among Internet users or among different websites or other sources of information; and 3) a transparency requirement compelling the disclosure of network management policies.  Our cable and wireline subsidiaries that provide broadband Internet access services were subject to these rules.  However, on January 14, 2014, the U.S. Court of Appeals for the D.C. Circuit, in Verizon v. FCC, struck down major portions of the FCC’s net neutrality rules governing the operating practices of broadband Internet access providers like us.   The Court struck down the first two components of the rules, the prohibition against blocking and unreasonable discrimination, concluding that they constitute common carrier restrictions that are not permissible given the FCC’s earlier decision to classify Internet access as an information service, rather than a “telecommunications service.”  The Court simultaneously upheld the FCC’s transparency requirement, concluding that this final requirement does not amount to impermissible common carrier regulation.

In 2015, the FCC determined that broadband Internet access services, such as those we offer, were a form of telecommunications service under the Communications Act and, on that basis, imposed rules banning service providers from blocking access to lawful content, restricting data rates for downloading lawful content, prohibiting the attachment of non-harmful devices, giving special transmission priority to affiliates, and offering third parties the ability to pay for priority routing. The 2015 rules also imposed a transparency requirement, i.e., an obligation to disclose all material terms and conditions of our service to consumers.

In December 2017, the FCC adopted an order repudiating its treatment of broadband as a telecommunications service, reclassifying broadband as an information service, and eliminating the 2015 rules other than the transparency requirement, which it eased in significant ways. The FCC also ruled that state regulators may not impose obligations similar to federal obligations that the FCC removed. We expect that various parties will challenge the FCC’s December 2017 ruling in court, and, we cannot predict how any such court challenges will be resolved. Moreover, it is possible that the FCC might further revise its approach to broadband Internet access, or that Congress might enact legislation affecting the rules applicable to the service.

As the Internet has matured, it has become the subject of increasing regulatory interest.  Congress and Federal regulators have adopted a wide range of measures directly or potentially affecting Internet use.  The adoption of new Internet regulations or policies could adversely affect our business.

On January 29, 2015, the FCC, in a nation-wide proceeding evaluating whether advanced broadband is being deployed in a reasonable and timely fashion, increased the minimum connection speeds required to qualify as advanced broadband service to 25 Mbps for downloads and 3 Mbps for uploads.  As a result, the FCC concluded that advanced broadband was not being sufficiently deployed and initiated a new inquiry into what steps it might take to encourage broadband deployment.  This action may lead the FCC to adopt additional measures affecting our broadband business.  At the same time, the FCC has ongoing proceedings to allocate additional spectrum for advanced wireless service, which could provide additional wireless competition to our broadband business.

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

CLEC Operations.  We are authorized to operate as a Competitive Local Exchange Carrier ("CLEC") in Maryland, Virginia, West Virginia and Pennsylvania.  CLECs generally are subject to federal and state regulations that are similar to, but not as stringent as, those that apply to our ILEC operations.  Both the FCC and the state regulatory authorities require that, in most circumstances, CLEC access charges be no higher than the access charges of the ILECs in areas where they operate.

Employees

At December 31, 2017, we had approximately 1,066 employees, of whom approximately 1,043 were full-time employees.  None of our employees is represented by a union or covered by a collective bargaining agreement.

Executive Officers of the Registrant

The following table presents information about our executive officers who, other than Christopher E. French, are not members of our board of directors.  Our executive officers serve at the pleasure of the Board of Directors.

Name	Title	Age	Date in Position
Christopher E. French	President and Chief Executive Officer	60	April 1988

Earle A. MacKenzie	Executive Vice President and Chief Operating Officer	65	June 2003

James F. Woodward	Senior Vice President – Finance and Chief Financial Officer	58	November 2017

William L. Pirtle	Senior Vice President – Wireless	58	September 2015

Thomas A. Whitaker	Senior Vice President – Cable	57	September 2015

Edward H. McKay	Senior Vice President – Wireline and Engineering	45	September 2015

Raymond B. Ostroski	General Counsel, Vice President - Legal and Corporate Secretary	63	January 2013

Richard A. Baughman	Vice President – Information Technology	50	June 2010

Mr. French is President and Chief Executive Officer of the Company, where he is responsible for the overall leadership and strategic direction of the Company. He has served as President since 1988, and has been a member and Chairman of the Board of Directors since 1996. Prior to appointment as President, Mr. French held a variety of positions with the Company, including Vice President Network Service and Executive Vice President. Mr. French holds a BS in electrical engineering and an MBA, both from the University of Virginia. He has held board and officer positions in both state and national telecommunications associations, including service as a director of the Organization for the Promotion and Advancement of Small Telecommunications Companies (OPASTCO) and was president and director of the Virginia Telecommunications Industry Association. Mr. French is currently a member of both the Board of Directors and the Leadership Committee of the USTelecom Association.

Mr. MacKenzie is Executive Vice President and Chief Operating Officer (COO) of the Company. He joined the Company in 2003, and is responsible for Shentel's daily operations of its subsidiaries. Mr. MacKenzie began his career in the telecommunications industry in 1975.  He was the co-founder and President of Broadslate Networks and Essex Communications. He served as COO of Digital Television Services and as Senior Vice President of Contel Cellular. Mr. MacKenzie holds a BBA in Accounting from The College of William and Mary. Mr. MacKenzie is a member of the Board of Directors of the American Cable Association.

Mr. Woodward is Senior Vice President – Finance and Chief Financial Officer for Shentel. He joined Shentel in November of 2017. Prior to joining Shentel, he held various positions in a 34-year career with Media General Inc., a public diversified American media company, including Senior Vice President-Finance and Chief Financial Officer, Group Vice President – Growth and Performance  and Vice President – Corporate Human Resources. He holds a B.A. degree in Accounting from James Madison University.

Mr. Pirtle is Senior Vice President - Wireless for Shentel. He was promoted to Senior Vice President in September 2015.  In this role Mr. Pirtle is responsible for Shentel’s Wireless segment as a CDMA Affiliate of Sprint.  He joined the Company in 1992 as Vice President - Network Services responsible for Shentel's technology decisions, maintenance and operation of Shentel’s various telecommunications networks. He helped launch Shentel's Internet business in 1994, and has led Shentel’s participation in its wireless PCS business and Sprint affiliation beginning in 1995. He is a graduate of the University of Virginia. Mr. Pirtle is a co-founder of the Shenandoah Valley Technology Council and has represented the Company on the Board of ValleyNet, and currently serves on the Board of Directors of the Competitive Carriers Association.

Mr. Whitaker is Senior Vice President - Cable for Shentel. He was promoted to Senior Vice President in September 2015. He is responsible for Shentel cable operations, sales and marketing. Mr. Whitaker joined Shentel in 2004, through the Shentel acquisition of NTC Communications. Mr. Whitaker began his career in 1983. He previously was COO of NTC Communications, and served as Vice President of Network Operations at Broadslate Networks, Director of Wireless Operations for nTelos, and was Co-Founder and Vice President of Nat-Com, Incorporated. Mr. Whitaker is a graduate of West Virginia Wesleyan College in Buckhannon, WV.

Mr. McKay is Senior Vice President - Wireline and Engineering for Shentel. He was promoted to Senior Vice President in September 2015. He is responsible for network planning and engineering for all of Shentel’s networks as well as marketing, sales, and operations of Shentel’s wireline and fiber networks. Previously he was Vice President - Wireline and Engineering.  Mr. McKay joined Shentel in 2004, and began his telecommunications industry career in 1996, including previous engineering management positions at UUNET and Verizon. He is a graduate of the University of Virginia, where he earned ME and BS degrees in Electrical Engineering. He represents the Company on the Board of ValleyNet.

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

Websites and Additional Information

The Company maintains a corporate website at www.shentel.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8‑K and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such reports with or to the Securities and Exchange Commission ("SEC").  The contents of our website are not a part of this report.  In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding the Company.

ITEM 1A.	RISK FACTORS

Our business and operations are subject to a number of risks and uncertainties. The risks set forth under "Business" and the following risk factors should be read carefully in connection with evaluating our business. The following risks (or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial) could materially affect our financial results and conditions.

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

Nationwide, incumbent local exchange carriers have experienced a decrease in access lines due to the effect of wireless and wireline competition.  We have experienced reductions in the number of access lines to date, and based on industry experience we anticipate that the long-term trend toward declining telephone subscriber counts will continue.  There is a significant risk that this downward trend will have a material adverse effect on the Company’s landline telephone operations in the future.

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

Sprint's subscribers are individual consumers and businesses. Any national economic weakness, restricted credit markets or high unemployment rates could depress consumer spending and harm our operating performance.  In addition, Sprint's subscribers are located in a relatively concentrated geographic area; therefore, any material adverse economic conditions that affect our geographic markets in particular could have a disproportionately negative impact on our results.

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

On October 27, 2011, the FCC adopted a number of broad changes to the intercarrier compensation rules governing the interstate access rates charged by small-to-mid-sized ILECs such as Shenandoah Telephone.  For example, the FCC adopted a national “bill and keep” framework, which may result in substantial reductions in the access charges paid by long distance carriers and other interconnecting carriers, possibly to zero, accompanied by increases to the subscriber line charges paid by business and residential end users. In addition, the FCC has changed some of the rules that determine what compensation carriers, including but not limited to wireless carriers, competitive local exchange carriers, VoIP providers and providers of other Internet-enabled services, should pay (and receive) for their traffic that is interconnected with ILEC networks.  More recently, the FCC initiated a further proceeding to consider whether additional changes to interconnection obligations are needed, including how and where companies interconnect their networks with the networks of other providers. These changes, and potential future changes, to such compensation regulations could increase our expenses or further reduce our revenues. In addition, the Company is working to resolve several routine interconnection and intercarrier compensation-related disputes concerning the appropriate access rates and terms for the origination and termination of traffic on third-party networks.

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

•	we may not be able to realize anticipated synergies or eliminate as many anticipated redundant costs;

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

As of December 31, 2017, we had $836.5 million of total indebtedness. Our level of indebtedness could have important adverse consequences. For example, it may:

•
increase our vulnerability to general adverse economic and industry conditions, including interest rate increases, because as of December 31, 2017, a significant portion of our borrowings were, and may continue to be, subject to variable rates of interest;

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

In addition to the term loan secured indebtedness we have incurred and the $75 million of revolving credit indebtedness we may draw against from time to time, we may incur additional indebtedness under our credit facilities. Any additional indebtedness we may incur in the future may subject us to similar or even more restrictive conditions.

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

Negative outcomes of legal proceedings may adversely affect our business and financial conditions.

We may become involved in legal proceedings from time to time. These proceedings may be complicated, costly and disruptive to our business operations. We might also incur significant expenses in defending these matters or may be required to pay significant fines, awards and settlements. Any of these potential outcomes, such as judgments, awards, settlements or orders could have a material adverse effect on our business, financial conditions, operating results or our ability to do business.
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
At December 31, 2017, we had $146.5 million in goodwill and $381.0 million of other intangible assets capitalized on our balance sheet, which collectively represented 37.4% of our total assets at that date.
We test our goodwill and other intangible assets for impairment annually or when events or circumstances warrant. If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the intangible asset and the fair value of the intangible asset, in the period in which the determination is made.
We may be required in the future to write off or write down certain intangible assets including goodwill in the event of deterioration in our future performance, sustained slower growth or other circumstances. Such a write-off or write-down could adversely impact our earnings and market price of our common stock, and our ability to obtain financing in the future.
We have identified material weaknesses in our internal control over financial reporting that, if not properly corrected, could materially adversely affect our operations and result in material misstatements in our financial statements.
In accordance with Section 404 of the Sarbanes-Oxley Act, we, along with our independent registered public accounting firm, are required to report on the effectiveness of internal control over financial reporting. Failure to design and maintain effective internal control could constitute a material weakness which could result in inaccurate financial statements, inaccurate disclosures or failure to prevent fraud.

As of December 31, 2017, we did not maintain an effective control environment attributable to certain identified material weaknesses. We describe these material weaknesses in Item 9A. Controls and Procedures in this Annual Report on Form 10-K. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2017. The existence of these or other material weaknesses in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price.

We have an underfunded non-contributory defined benefit pension plan.
Through our acquisition of nTelos, we assumed nTelos’ non-contributory defined benefit pension plan and other post-retirement benefit plans, covering all employees who met eligibility requirements and were employed by nTelos prior to October 1, 2003. This pension plan was closed to nTelos employees hired on or after October 1, 2003. As of December 31, 2017, the plan was underfunded by approximately $5.6 million. See Note 2, Summary of Significant Accounting Policies, included with the Notes to our consolidated financial statements for additional information regarding the accounting for the defined benefit pension and other postretirement benefit plans. We do not expect that we will be required to make a cash contribution to the underfunded pension plan in 2018, but we may be required to make cash contributions in future periods depending on the level of interest rates and investment returns on plan assets.

Increases in our costs of providing benefits under our non-contributory defined benefit pension plan and other postretirement benefit plans could negatively impact our results of operations and cash flows.
The measurement of the plan obligations and costs of providing benefits under the defined benefit pension and other postretirement benefit plans involves various factors, including the development of valuation assumptions and accounting policy elections. We are required to make assumptions and estimates that include the discount rate applied to benefit obligations, the long-term expected rate of return on plan assets, the anticipated rate of increase of health care costs, our expected level of contributions to the plan, the incidence of mortality, the expected remaining service period of plan participants, the level of compensation and rate of compensation increases, employee age, length of service, and the long-term expected investment rate credited to employees of certain plans, among other factors. If our benefit plans' costs increase, due to adverse changes in the U.S. securities markets, resulting in worse-than-assumed investment returns and discount rates, and adverse medical cost trends, our financial condition and operating results could be adversely affected.
The Tax Cuts and Jobs Act enacted by the United States Congress in December 2017, lowered the federal corporate income tax rate and eliminated the federal corporate alternative minimum tax which will result in the reduction of our net deferred tax liability and a corresponding increase/benefit against earnings.
The net deferred tax liability reported on the Company's balance sheet represents the net amount of income taxes expected to be paid upon the reversal of temporary differences between the bases of assets and liabilities as measured by enacted tax laws, and their bases as reported in the financial statements as of December 31, 2017. The Company's net deferred tax liabilities were computed using the federal statutory rate of 21%. Lowering the federal corporate income tax rate from its current level of 35% to 21% and eliminating the corporate alternative minimum tax required the Company's net deferred tax liabilities to be re-measured. The remeasurement resulted in a reduction of the deferred tax liability in the period of the law change and was an increase to earnings. See Note 15, Income Taxes, included with the Notes to our consolidated financial statements for additional information.

Risks Relating to the Recently Completed Acquisition of nTelos Holding Corp. and Exchange with Sprint

In connection with the nTelos acquisition, we incurred significant additional indebtedness, which could materially and adversely affect us, including by decreasing our business flexibility.

We have substantially increased indebtedness upon completion of the nTelos acquisition, which has increased our interest expense and amortization requirements and could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions.  The amount of cash required to pay interest on our increased indebtedness and the increased amortization requirements to pay down the loan balances following the nTelos acquisition, and thus the demands on our cash resources, is greater than the amount of cash flows required to service our indebtedness prior to the nTelos acquisition.  Our increased levels of indebtedness could also reduce funds available for working capital, capital expenditures, dividends and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels.  If we do not achieve the expected benefits and cost savings from the nTelos acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service this indebtedness may be materially and adversely impacted.

Risks Related to the Wireless Industry

New disclosure or usage requirements could adversely affect the results of our wireless operations.

The FCC may impose additional consumer protection requirements upon wireless service providers, including billing-related disclosures and usage alerts. Such requirements could increase costs related to or impact the amount of revenue we receive from our wireless services.

Customer concerns over radio frequency emissions may discourage use of wireless handsets or expose us to potential litigation.

In the past, media reports and certain professional studies have suggested that certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers.  Additionally, the FCC has in the past commenced rulemakings and inquiries that seek public comment on a variety of issues, including whether revisions to the existing radio frequency standards and testing requirements are warranted.  Any decrease in demand for wireless services, increases in the costs of litigation or damage awards resulting from substantiation of harm from such emissions could impair our financial condition and results of operations.

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

We rely significantly on Sprint’s ongoing operations to continue to offer wireless subscribers in our affiliated service area the seamless national services that we currently provide.  Any interruption in, or other adverse change to, Sprint’s business could adversely affect our results of operations, liquidity and financial condition.  Our business could also be adversely affected if competing national or regional wireless carriers are able to introduce new products and services or otherwise satisfy customers’ service demands more rapidly or more effectively than Sprint.

The costs associated with our ongoing participation in Sprint’s network upgrade and expansion plans may affect our operating results, liquidity and financial position.

Sprint continues to upgrade and expand its wireless network with the intention of improving voice quality, coverage and data speeds and simultaneously reducing future operating costs.  We participate in this plan and, to date, we have made significant upgrades in our service areas, but ongoing modernization efforts are expected to continue.

The continuing success of Sprint’s upgrade and expansion plans will depend on the timing, extent and cost of implementation and the performance of third parties. Should Sprint’s implementation plan be delayed, our margins could be adversely affected and such effects could be material.  Should Sprint’s future delivery of services expected to be deployed on the upgraded network be delayed, it could potentially result in the loss of Sprint's subscribers to our competitors and adversely affect our revenues, profitability and cash flows from operations.

Our business may suffer as a result of competitive pressures.

Our revenue growth is primarily dependent on the growth of Sprint wireless subscribers and monthly recurring charges to these users.  Competitive pressures in the wireless services industry have increased. These competitive pressures in the wireless telecommunications market has caused some major carriers to offer unlimited plans at lower prices. Increased price competition could lead to lower monthly recurring charges or a loss of subscribers in the future. Continued competitive pressures could require Sprint to lower its prices, which will limit growth in monthly recurring charges to subscribers and could adversely affect our revenues, profitability and cash flows from operations.

We may not be able to implement our business plan successfully if our operating costs are higher than we anticipate.

Increased competition may lead to higher promotional costs to acquire Sprint's subscribers.  If these costs are more than we anticipate, the actual amount of funds available to implement our operating strategy and business plan may fall short of our estimates.

The dynamic nature of the wireless market may limit management’s ability to correctly identify causes of volatility in key operating performance measures.

Our business plan and estimated future operating results are based on estimates of key operating performance measures, including subscriber growth, subscriber turnover, commonly known as churn, average monthly revenue per subscriber, equipment revenue, subscriber acquisition costs and other operating costs.  Continued moves by all carriers to offer installment billing and leasing for wireless handsets will have an effect on revenues, cost of goods sold and churn. The dynamic nature of the wireless market, economic conditions, increased competition in the wireless telecommunications industry, the entry of potential new competitors due to past or future FCC spectrum auctions, new service offerings by Sprint or competitors at lower prices and other issues facing the wireless telecommunications industry in general have created a level of uncertainty that may adversely affect our ability to predict these key measures of performance.

We may experience a high rate of affiliate subscriber turnover, in our territory, which could adversely affect our future financial performance.

Subscriber turnover, or churn, has been relatively stable in recent years.  Because of significant competition in the industry, the popularity of prepaid wireless service offerings, and unlimited postpaid plans, changes to Sprint’s competitive position and economic uncertainty, among other factors, this relative stability may not continue and the future rate of subscriber turnover may be higher than in recent periods.

A high rate of churn could increase the sales and marketing costs we incur in obtaining new subscribers, especially because, consistent with industry practice, even with the introduction of wireless handset installment billing and leasing, we expect to continue to subsidize a portion of the costs related to the purchases of wireless handsets by some subscribers.

If we are unable to secure and retain tower sites, the level of service we provide could be adversely affected.

Many of our cell sites are co-located on leased tower facilities shared with one or more wireless providers. A large portion of these leased tower sites are owned by a limited number of companies. If economic conditions adversely affect the leasing company, then our ability to enter into leases at new locations may be affected, which could leave portions of our service area without service and increase subscriber turnover or adversely affect our ability to expand into new geographic areas.

Most of the towers that we own are located on leased real property. If such leases are not renewed, we may have to relocate those cell sites, which would create significant additional expenses, or leave portions of our service area without service, increasing the likelihood of subscriber turnover.

Risks Related to Our Relationship with Sprint

Sprint may make business decisions that are not in our best interests, which may adversely affect our business and our relationships with subscribers in our territory, increase our expenses and decrease our revenues.

Under its agreements with us, Sprint has a substantial amount of control over the operations of our wireless business.  Accordingly, Sprint may make decisions that could adversely affect our wireless business, such as the following:

•	Sprint could price its national plans based on its own objectives and could set price levels or other terms that may not be economically advantageous for us;

•	Sprint could develop products and services that could adversely affect our results of operations;

•
if Sprint’s costs to perform certain services exceed the costs they expect, subject to limitations under our Sprint Affiliate Agreement, Sprint could seek to increase the amounts charged to us for such services;

•	Sprint could make decisions that could adversely affect the Sprint brand names, reputation, or products or services, which could adversely affect our business;

•	Sprint could make technology and network decisions that could greatly increase our capital investment requirements and our operating costs to continue offering the seamless service we provide;

•
Sprint could restrict our ability to offer new services needed to remain competitive.  This could put us at a competitive disadvantage relative to other wireless service providers if those other wireless service providers begin offering those new services in our market areas, increasing our churn, adversely affecting our ability to obtain new subscribers and reducing our revenues and operating income from wireless services; and

•	Sprint may not be able to provide the amount of spectrum that is necessary to adequately operate our business.

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

Any failure by Sprint to provide high-quality back-office services could lead to subscriber dissatisfaction, increased churn or otherwise increased costs or loss of revenue.  We rely on Sprint’s internal support systems, including customer care, billing and back-office support.  Our operations could be disrupted if Sprint is unable to provide or expand its internal support systems while maintaining acceptable service levels, or to efficiently outsource those services and systems through third-party vendors.

In addition, restrictions exist, and new restrictions are considered from time to time by Congress, federal agencies and states. Our reliance on Sprint to perform those functions could subject us to potential liabilities.

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

Under limited circumstances involving non-renewal of our agreement or a breach by us, Sprint may purchase the operating assets of our wireless operations at a discount of 10% in the event of non-renewal, or 19% in the event of a breach. These discounts would be applied to the entire business value (EBV) as that term is defined in our agreement with Sprint: (i) the fair market value of a going concern paid by a willing buyer to a willing seller in a change of control transaction; (ii) valued as if the business will continue to utilize existing brands and operate under existing agreements; and, (iii) valued as if we have continued use of the spectrum then in use in the network.  Determination of EBV is made by an independent appraisal process.  In addition, Sprint must approve any assignment of the Sprint agreements by us.  Sprint also has a right of first refusal to purchase our wireless operating assets if we decide to sell those assets to a third party.  These restrictions and other restrictions contained in the Sprint agreements could adversely affect the value of our common stock, may limit our ability to sell our wireless operating assets on advantageous terms, may reduce the value a buyer would be willing to pay to acquire those assets and may reduce the EBV, as described in the Sprint agreements.

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

The occurrence of any of the foregoing could result in a decrease in Sprint's subscribers or adversely affect our ability to attract new subscribers.

If Sprint does not continue to enhance its nationwide digital wireless network, we may not be able to attract and retain Sprint's subscribers.

Our wireless operations are dependent on Sprint’s national network.  Sprint’s digital wireless network may not provide nationwide coverage to the same extent as the networks of its competitors, which could adversely affect our ability to attract and retain Sprint's subscribers.  Sprint currently covers a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands.  Sprint offers wireless services, either on its own network or through its roaming agreements, in every part of the United States.

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

If Sprint does not maintain control over its licensed spectrum, our Sprint agreements may be terminated, which would render us unable to continue providing service. Sprint may also need additional spectrum to keep up with customer demands and the availability and cost of this spectrum could impact our wireless business.

Risks Related to Our Cable Services

Our cable segment faces risks from increasing competition for the provision of video services, including competition resulting from new technologies.

Incumbent cable companies, which have historically provided video service, face competition from direct broadcast satellite providers, and more recently from large providers of wireline telecommunications services (such as Verizon, CenturyLink and AT&T), which have begun to upgrade their networks to provide video services in addition to voice and broadband services. Wireless providers are also entering the market for video services by making such services available on handsets and tablets.  In some areas, direct broadcast satellite providers have partnered with large incumbent telecommunications service providers to offer triple-play services.  Moreover, consumers are increasingly accessing video content from alternative sources, such as Internet-based “over the top” providers such as Netflix, Amazon, and Hulu, and applications.  The influx of competitors in this area, together with the development of new technologies to support them, are resulting in significant changes in the video business models and regulatory provisions that have applied to the provision of video and other services. These developments may lead to a decline in the demand, price and profitability of our cable and related video services.

Our programming costs are subject to demands for increased payments.

The cable television industry has continued to experience an increase in the cost of programming, especially sports programming retransmission fees.  In addition, as we add programming to our video services for existing customers or distribute existing programming to more customers, we incur increased programming expenses.  Broadcasters affiliated with major over-the-air network services have been increasing their demands for cash payments and other concessions for the right to carry local network television signals on our cable systems. If we are unable to raise our customers’ rates, these increased programming costs could have an adverse impact on our results of operations.  Moreover, as our programming contracts and retransmission agreements with programming providers expire, there can be no assurance that they will be renewed on acceptable terms. The Copyright Office adopted rules in 2014 governing private audits of cable operators’ compulsory copyright payments, and any resulting audits initiated by copyright owners could lead to demands for increased copyright payments.

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

Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance.  In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations.  Franchises are generally granted for fixed terms and must be periodically renewed.  Franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate.  Franchise authorities often demand concessions or other commitments as a condition to renewal.  Our local franchises may not be renewed at expiration in which case we would have to cease operations or, operate under either temporary operating agreements or without a franchise while negotiating renewal terms with the local franchising authorities.  We cannot offer assurance that we will be able to comply with all significant provisions of our franchise agreements.  Additionally, although historically we have renewed our franchises without incurring significant costs, we cannot offer assurance that we will be able to renew, or to renew as favorably, our franchises in the future.  A termination of or a sustained failure to renew a franchise in one or more key markets or obtaining such franchise on unfavorable terms could adversely affect our business in the affected geographic area.

Pole attachments are wires and cables that are attached to utility poles.  Cable system attachments to investor-owned public utility poles historically have been regulated at the federal or state level, generally resulting in reasonable pole attachment rates for attachments used to provide cable service.  In contrast, utility poles owned by municipalities or cooperatives are not subject to federal regulation and are generally exempt from state regulation and their attachment rates tend to be higher. Future regulatory changes in this area could impact the pole attachment rates we pay utility companies. Some municipalities have enacted “one-touch” make-ready pole attachment ordinances, which permit third parties to alter components of our network attached to utility poles in ways that could adversely affect our businesses. In 2017, the FCC initiated a rulemaking that considers rules to permit a “one-touch” make-ready-like process for the poles within its jurisdiction. If adopted, these rules could have a similar effect as the municipal one-touch make-ready ordinances and adversely affect our businesses.

The FCC has periodically considered proposals for new regulations intended to make our cable set-top boxes open to other service providers. If enacted, such new regulations concerning set-top boxes could increase our cost for equipment, affect our relationship with our customers, and/or enable third parties to try to offer equipment that accesses disaggregated cable content merged with other services delivered over the Internet to compete with our premium service offerings.

Any significant impairment of our non-amortizing cable franchise rights would lead to a decrease in our assets and a reduction in our net operating performance.

At December 31, 2017, we had non-amortizing cable franchise rights of approximately $64.3 million which constituted approximately 4.6% of total assets at that date.  If we make changes in our business strategy or if market or other conditions adversely affect our cable operations, we may be forced to record an impairment charge, which would lead to a decrease in the carrying value of the Company’s assets and reduction in our net operating performance.  We test non-amortizing intangible assets for impairment annually or whenever events or changes in circumstances indicate impairment may have occurred.  If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the non-amortizing intangible assets and the fair value of the non-amortizing intangible assets, in the period in which the determination is made.  The testing of non-amortizing intangible assets for impairment requires the Company to make significant estimates about the future performance and cash flows of our Cable segment, as well as other assumptions.  These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies.  Any changes to key assumptions about our Cable segment’s business and its future prospects, and actual performance compared with those assumptions, or other assumptions, could affect the fair value of our Cable segment non-amortizing intangibles, resulting in an impairment charge.

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

In 2015, the FCC determined that broadband Internet access services, such as those we offer, were a form of “telecommunications service” under the Communications Act and, on that basis, imposed rules banning service providers from blocking access to lawful content, restricting data rates for downloading lawful content, prohibiting the attachment of non-harmful devices, giving special transmission priority to affiliates, and offering third parties the ability to pay for priority routing. The 2015 rules also imposed a “transparency” requirement, i.e., an obligation to disclose all material terms and conditions of our service to consumers.

In December 2017, the FCC adopted an order repudiating its treatment of broadband as a “telecommunications service,” reclassifying broadband as an “information service,” and eliminating the 2015 rules other than the transparency requirement, which it eased in significant ways. The FCC also ruled that state regulators may not impose obligations similar to federal obligations that the FCC removed. We expect that various parties will challenge the FCC’s December 2017 ruling in court, and, we cannot predict how any such court challenges will be resolved. Moreover, it is possible that the FCC might further revise its approach to broadband Internet access, or that Congress might enact legislation affecting the rules applicable to the service.

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

We offer voice communications services over our cable broadband network and continue to develop and deploy VoIP services. The FCC has ruled that competitive telephone companies that support VoIP services, such as those we offer our customers, are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensures that our VoIP services can compete in the market.  The scope of these interconnection rights are sometimes contested by third-party providers, which may affect our ability to compete in the provision of voice services or result in additional costs.  The FCC has also declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain additional authorizations. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs.

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

In November 2011, the FCC released an order significantly changing the rules governing intercarrier compensation payments for the origination and termination of telephone traffic between carriers, including VoIP service providers like us. The Tenth Circuit Court of Appeals upheld the rules in May 2014. The new rules will result in a substantial decrease in intercarrier compensation payments over a multi-year period.  In addition, the transition of the Local Number Portability Administrator may impact our ability to manage number porting and related tasks, and/or may result in additional costs arising from the transition to a new administrator.

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

With the acquisition of nTelos, the Company acquired three additional buildings in Waynesboro, Virginia and one in Covington, Virginia:

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

The Company leases land, buildings and tower space in support of its Wireless operations.  As of December 31, 2017, the Company had 1,623 PCS sites, including Wireless sites on property owned by the Company, and 50 leased retail locations.

The Company owns or leases other warehouse, office and retail space in various locations to support its operations.  The leases for the foregoing land, buildings and tower space expire on various dates between 2018 and 2043.  For information about these leases, see Note 12, Commitments and Contingencies, included with the notes to the consolidated financial statements.  The Company plans to lease additional land, equipment space, and retail space in support of its operations.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's stock is traded on the NASDAQ Global Select Market under the symbol “SHEN.” The following table indicates the closing high and low sales prices per share of common stock as reported by the NASDAQ Global Select Market for each quarter during the last two years:

2017	High	Low
Fourth Quarter	$39.92	$32.65
Third Quarter	38.58	28.06
Second Quarter	32.48	27.21
First Quarter	30.64	25.67

2016	High	Low
Fourth Quarter	$30.00	$23.55
Third Quarter	41.46	24.78
Second Quarter	38.68	25.74
First Quarter	26.80	20.07

As of March 9, 2018, there were 4,156 holders of record of the Company’s common stock.

Shenandoah Telecommunications Company historically has paid annual cash dividends during the fourth quarter of each year.  The cash dividend was $0.26 per share in 2017 and $0.25 per share in 2016 on a split adjusted basis.  Dividends are paid to Shenandoah Telecommunications Company shareholders from accumulated dividends paid to it by its operating subsidiaries. Under the Company’s credit agreement dated December 18, 2015, the Company is restricted in its ability to pay dividends in the future.  So long as no Default or Event of Default, as defined in the credit agreement, exists before or will result after giving effect to such dividends, distributions or redemptions on a pro forma basis, the Company may declare or pay a lawful dividend or other distribution of assets, or retire, redeem, purchase or otherwise acquire capital stock in an aggregate amount which when added to any such dividends, distributions or redemptions of capital stock or other equity interest made, declared or paid from and after January 1, 2016 does not exceed $25 million plus 60% of the Company’s consolidated net income (excluding non-cash extraordinary items such as write-downs or write-ups of assets, other than current assets) from January 1, 2016 to the date of declaration of any such dividends, distributions or redemptions.

The following graph and table show the cumulative total shareholder return on the Company’s common stock compared to the NASDAQ US Index and the NASDAQ Telecommunications Index for the period between December 31, 2012 and December 31, 2017.  The NASDAQ Telecommunications Index includes 31 companies that represent a wide mix of telecommunications service and equipment providers and smaller carriers that offer similar products and serve similar markets.  The graph assumes $100 was invested on December 31, 2012 in the Company’s common stock, and the other two indexes, and that all dividends were reinvested and market capitalization weighting as of December 31, 2013, 2014, 2015, 2016 and 2017.

Our performance graphs use comparable indexes provided by NASDAQ OMX Global Indexes.

	2012	2013	2014	2015	2016	2017
Shenandoah Telecommunications Company	100	170	211	293	375	468
NDAQ US	100	133	150	151	170	207
NDAQ Telecom Stocks	100	113	116	121	149	149

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders.  When shareholders remove shares from the DRIP, the Company issues whole shares in book entry form, pays out cash for any fractional shares, and cancels the fractional shares purchased.  In addition, in conjunction with the award of shares or exercises of stock options, the Company periodically repurchases shares from certain recipients to cover the minimum statutory tax withholding requirements associated with the transaction.

The following table provides information about the Company’s shares surrendered for the settlement of certain elements regarding equity award issuances and vesting events, during the three months ended December 31, 2017:

	Number of Shares Surrendered	Average Price Paid per Share
October 1 to October 31	—	$—
November 1 to November 30	20,280	37.25
December 1 to December 31	—	—

Total	20,280	$37.25

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data for the five-year period ended December 31, 2017.

The selected financial data as of December 31, 2017 and 2016 and for each of the years in the three-year period ended December 31, 2017 are derived from the Company’s audited consolidated financial statements appearing elsewhere in this report. The selected financial data as of December 31, 2014, and 2013 and for the years ended December 31, 2014 and 2013 are derived from the Company’s audited consolidated financial statements not included in this report.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

	Years Ended December 31,
(in thousands, except share and per share data)	2017	2016	2015	2014	2013
Operating revenues	$611,991	$535,288	$342,485	$326,946	$308,942
Operating expenses	565,481	512,762	268,399	265,003	253,535
Operating income	46,510	22,526	74,086	61,943	55,407
Interest expense	38,237	25,102	7,355	8,148	8,468
Income tax expense (benefit)	(53,133)	2,840	27,726	22,151	19,878

Net income (loss)	66,390	(895)	40,864	33,883	29,586
Total assets	1,411,860	1,484,407	627,151	619,242	597,006

Total debt – including current maturities	821,958	829,265	199,661	224,250	230,000
Shareholder Information:
Shares outstanding	49,327,671	48,934,708	48,475,132	48,264,994	48,080,554
Earnings (loss) per share - basic	$1.35	$(0.02)	$0.84	$0.70	$0.62
Earnings (loss) per share - diluted	$1.33	$(0.02)	$0.83	$0.70	0.61
Cash dividends per share	$0.26	$0.25	$0.24	$0.235	$0.18

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, intentions, or strategies regarding the future.  These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.  Factors that might cause such a difference include those discussed in this report under Item 1, “Business” and Item 1A, “Risk Factors.”  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances, except as required by law. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our "Selected Financial Data" and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

General

Overview. Shenandoah Telecommunications Company, (the "Company", "we", "our", or "us"), is a diversified telecommunications company providing integrated voice, video and data communication services including both regulated and unregulated telecommunications services through its wholly owned subsidiaries. These subsidiaries provide wireless personal communications services, as a Sprint PCS affiliate, and local exchange telephone services, video, internet and data services, long distance services, fiber optics facilities and leased tower facilities. We organize and strategically manage our operations under the Company's reportable segments that include: Wireless, Cable, Wireline, and Other. See Note 16, Segment Reporting, included with the notes to our consolidated financial statements for further information regarding our segments. The following provides a description of the operations within our segments:

•
Wireless provides digital wireless mobile service as a Sprint PCS Affiliate to a portion of a multi-state area covering large portions of central and western Virginia, south-central Pennsylvania, West Virginia, and portions of Maryland, North Carolina, Kentucky, Tennessee and Ohio, "our wireless network coverage area".  In these areas, we are the exclusive provider of Sprint-branded wireless mobility communications network products and services on the 800 MHz, 1900 MHz and 2.5 GHz spectrum bands.  Wireless also owns 192 cell site towers built on leased and owned land, and leases space on these towers to both affiliates and non-affiliated third party wireless service providers.

•	Cable provides video, internet and voice services in franchise areas in portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area.

•
Wireline provides regulated and unregulated voice services, DSL internet access and long distance access services throughout Shenandoah County and portions of Rockingham, Frederick, Warren and Augusta counties, Virginia. The segment also provides video, DSL and cable modem internet access services in Shenandoah County, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor through West Virginia, Maryland and portions of central and southern Pennsylvania.

•	Additionally, our Other operations are represented by Shenandoah Telecommunications Company, the parent holding company, that provides investing and management services to the Company's subsidiaries.

Recent Developments

Credit Facility Modification: On February 16, 2018, the Company, entered into a Second Amendment to Credit Agreement (the “Second Amendment”) with CoBank, ACB, as administrative agent of its Credit Agreement, described more fully in Note 13, Long-Term Debt, and the various financial institutions party thereto (the “Lenders”), which modifies the Credit Agreement by (i) reducing the interest rate paid by the Company by approximately 50 basis points with respect to certain loans made by the Lenders to the Company under the Credit Agreement, and (ii) allowing the Company to make charitable contributions to Shentel Foundation, a Virginia nonstock corporation, of up to $1.5 million in any fiscal year.

Sprint Territory Expansion: Effective February 1, 2018, we signed the Expansion Agreement with Sprint to expand our wireless service area to include certain areas in Kentucky, Pennsylvania, Tennessee, Virginia and West Virginia, (the “Expansion Area”), effectively  adding a population (POPs) of approximately 1.1 million in Lancaster County, PA, central Virginia, southwest Virginia, southern West Virginia, and eastern Kentucky. The agreement includes certain network build out requirements in the Expansion Area, and the ability to utilize Sprint’s spectrum in the Expansion Area along with certain other amendments to the Affiliate Agreements. Pursuant to the Expansion Agreement, Sprint agreed to, among other things, transition the provision of network coverage in the Expansion Area from Sprint to us. The Expansion Agreement required us to make a one-time payment of $60.0 million to Sprint for the right to service the Expansion Area pursuant to the Affiliate Agreements plus an additional payment of up to $5.0 million for certain equipment at the Sprint cell sites in the Expansion Area for maximum potential consideration of $65.0 million. A post-closing reconciliation to validate Sprint subscribers in the Expansion Area identified 59,097 Sprint subscribers in the Expansion Area instead of the 66,822 originally identified, which resulted in an $8 million reduction in purchase price.

A map of our territory, reflecting the new expansion area, is provided below:

Current Markets
New Expansion Markets
Optional Expansion Markets
Pennsylvania
Maryland
Ohio
West Virginia
Kentucky
Virginia
Tennessee
North Carolina
Pittsburgh
Altoona
Johnstown
Harrisburg
Lancaster
Chambersburg
Cumberland
Hagerstown
Morgantown
Columbus
Zanesville
Wheeling
Parkersburg
Clarksburg
Fairmont
Winchester
Frederick
Elkins
Buckhannon
Portsmouth
Huntington
Charleston
Harrisonburg
Staunton
Charlottesville
Beckley
Pikeville
Lynchburg
Roanoke
Farmville
Wise
Wytheville
Martinsville
Danville
Richmond
Kingsport

United States Tax Reform: In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act represents major tax reform legislation that, among other provisions, reduces the U.S. corporate tax rate. Certain income tax effects of the 2017 Tax Act, including approximately $53.4 million of non-cash tax benefits recorded principally due to the revaluation of our net deferred tax liabilities, are reflected in our financial results in accordance with Accounting Standards Codification (ASC) Topic 740, "Income Taxes", in the reporting period in which the 2017 Tax Act became law. See Note 15, Income Taxes, included with the notes to our consolidated financial statements for further information on the financial statement impact of the 2017 Tax Act.

Other Events

Sprint Territory Expansion: Parkersburg - On April 6, 2017, we completed the expansion of our affiliate service territory, under our agreements with Sprint, to include certain areas in North Carolina, Kentucky, Maryland, Ohio and West Virginia effectively adding approximately 500 thousand POPs in the Parkersburg, WV and Cumberland, MD areas.  The expanded territory includes the Parkersburg, WV, Huntington, WV, and Cumberland, MD, basic trading areas, (the "Parkersburg Expansion Area").

Acquisition of nTelos and Exchange with Sprint: On May 6, 2016, we completed the acquisition of NTELOS Holdings Corp. (“nTelos”) for $667.8 million, net of cash acquired.  The purchase price was financed by a credit facility arranged by CoBank, ACB.  We have included the operations of nTelos for financial reporting purposes for periods subsequent to the acquisition. For additional information regarding the acquisition of nTelos, please refer to Note 3, Business Combinations and Acquisitions, included with the consolidated financial statements.

Acquisition, Integration and Migration Expenses Update: Since the acquisition of nTelos occurred, the Company incurred a total of approximately $75.7 million of acquisition, integration and migration expenses associated with this transaction, excluding approximately $23.0 million of debt issuance costs. Such costs included support of back-office staff and support functions required while the nTelos legacy customers were migrated to the Sprint billing platform; cost of the handsets that were provided to nTelos legacy customers as they migrated to the Sprint billing platform; severance costs for back-office and other former nTelos employees who were not retained permanently; and transaction related fees.  We incurred $17.5 million of these costs during the year ended December 31, 2017. These costs include $1.8 million reflected in cost of goods and services and $4.7 million reflected in selling, general and administrative costs in the year ended December 31, 2017.

Results of Operations

In addition to the description of the components of our operations provided below please refer to the descriptions of our Critical Accounting Policies, included within this section, and to Note 2, Summary of Significant Accounting Policies, included within the notes to our consolidated financial statements, for additional information.

Revenue

We earn revenue primarily through the sale of our wireless network telecommunications services, cable and wireline services that include video, internet, voice, and data services. We also lease space on our cell site towers and our fiber network. Our revenue is primarily driven by the number of Sprint subscribers that utilize our wireless network as well as the number of our customers that subscribe to our cable and wireline services, our ability to retain our customers and the contractually negotiated price of such services.

Operating Expenses

Our operating expenses consist primarily of cost of goods and services, selling, general and administrative, acquisition, integration and migration expense related to the nTelos acquisition, and depreciation and amortization expenses, described as follows:

Cost of Goods and Services - Cost of goods and services consists primarily of network-related costs attributable to the operation of our wireless, cable and wireline networks, including network costs, site costs for telecommunications equipment, and maintenance expenses, the cost of handsets for our Wireless subscribers, programming costs for our Cable operations, and expenses for employees who provide direct contractual services to our clients, including salaries, benefits, discretionary incentive compensation, employment taxes, and equity compensation costs. Our cost of goods and services also included certain network and network maintenance related expenses incurred to integrate the acquired nTelos network. Cost of goods and services does not include allocated amounts for occupancy expense and depreciation and amortization. Overall, we expect cost of goods and services to grow as we expand our network to capitalize on expansion opportunities in our market, which will require us to add additional staff, enter into additional tower and ground leases, and incur additional backhaul and electric network expenses.

Selling, General and Administrative - Our selling, general and administrative expense consists primarily of employee-related expenses, including salaries, benefits, commissions, discretionary incentive compensation, employment taxes, and equity compensation costs for our employees engaged in the administration of sales, sales support, business development, marketing, management information systems, administration, human resources, finance, legal, and executive management. Selling, general and administrative expense also includes occupancy expenses including rent, utilities, communications, and facilities maintenance, professional fees, consulting fees, insurance, travel, and other expenses. Our selling, general and administrative expense also included certain general expenses, such as severance, incurred to integrate the acquisition of nTelos with our infrastructure. Our sales and marketing expense excludes any allocation of depreciation and amortization. We expect our selling, general and administrative expenses to increase, including the hiring of additional sales and sales support personnel as we strategically invest to expand our business, both organically and in our newly-acquired Sprint Expansion Areas.

Acquisition, Integration and Migration - Our acquisition, integration and migration expense consisted primarily of costs required to migrate subscribers acquired in the May 2016 acquisition of nTelos to the Sprint billing and network systems, costs required to integrate the acquired nTelos administrative and operational support functions, severance costs for former nTelos employees who were not retained, transaction related fees; and gains or losses associated with the disposal of certain property. We completed the migration of nTelos subscribers to the Sprint network during 2017 and have incurred additional expenses related to integration activities.

Depreciation and Amortization Expense - Our depreciation and amortization expense consists primarily of depreciation of fixed assets, and amortization of acquisition-related intangible assets. We expect our depreciation and amortization expense to increase as we expand our networks organically and through acquisitions.

Other Income (Expense)

Our other income (expense) consists primarily of interest expense, net gain (loss) on investments, and net non-operating income (loss), described as follows:

Interest Expense - Interest expense represents interest incurred on our Credit Facilities (as defined below, under the heading Financial Condition, Liquidity and Capital Resources-Debt, and in Note 13, Long-Term Debt). We expect our interest expense to fluctuate in proportion to the outstanding principal balance of the Credit Facilities and the prevailing LIBOR interest rate.

Gain (Loss) on Investments, net - Net gain (loss) on investments, consists of gains and losses realized as changes occur in the value of the assets and obligation underlying Company’s Supplemental Executive Retirement Plan ("SERP") retirement plan occur. We expect our net gain (loss) on investments, to fluctuate in proportion to the prevailing market conditions as they relate to our SERP assets and obligations.

Non-Operating Income (Loss), net - Net non-operating income (loss), primarily represents interest and dividends earned from our investments, including our patronage arrangement that is connected to our credit facility. We expect our interest income to fluctuate in proportion to the amount of funds we invest and the continuation of the patronage arrangement.

Income Tax Expense (Benefit)

Our provision for income taxes consists of federal and state income taxes in the United States, and the provisional effect of the 2017 Tax Act, including deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and excess tax benefits or deficiencies derived from exercises of stock options and vesting of restricted stock.

We expect that in the near-term our effective tax rate may fluctuate due to the effect of the 2017 Tax Act and the recognition of excess tax benefits and tax deficiencies associated with the exercise of stock options or the vesting of restricted stock. Excluding discrete items impacting the effective tax rate, we are expecting our long-term tax rate to more closely reflect the applicable federal and statutory rates. Refer to Note 15, Income Taxes, included with the notes to our consolidated financial statements for additional information concerning income taxes and the effects of the 2017 Tax Act.

Results of Continuing Operations

2017 Compared with 2016

Consolidated Results
The Company’s consolidated results from continuing operations are summarized as follows:

	Years Ended December 31,		Change
(in thousands)	2017	2016	$	%
Operating revenues	$611,991	$535,288	$76,703	14.3
Operating expenses	565,481	512,762	52,719	10.3
Operating income	46,510	22,526	23,984	106.5
Other income (expense)	(33,253)	(20,581)	(12,672)	(61.6)
Income tax expense (benefit)	(53,133)	2,840	(55,973)	(1,970.9)
Net income (loss)	$66,390	$(895)	$67,285	7,517.9

Operating revenues
Operating revenues increased approximately $76.7 million, or 14.3%, in 2017 compared with 2016. Wireless segment revenues increased $66.3 million compared with 2016; this increase was primarily due to the expansion of our Wireless network coverage area through our 2016 acquisition of nTelos. Cable segment revenue grew approximately $10.4 million, primarily as a result of a 1.2% growth in average revenue generating units and a 8.3% increase in revenue per subscriber. Wireline segment revenue increased approximately $4.3 million, led by growth in carrier access fees, fiber revenues and internet service revenues.

Operating expenses
Total operating expenses increased approximately $52.7 million, or 10.3%, in 2017 compared with 2016.  Wireless operating expenses increased approximately $58.4 million primarily due to our 2016 acquisition of nTelos that resulted in additional network costs required to support our expanded Wireless network, while operating expenses in our Other operations decreased approximately $6.8 million, primarily due to the completion of integration activities associated with the acquisition of nTelos. Cable and Wireline operating expenses increased approximately $1.6 million and $3.8 million, respectively. Within consolidated operating expenses, cost of goods and services sold increased approximately $18.0 million, selling, general and administrative expenses increased approximately $32.6 million, depreciation and amortization increased approximately $33.3 million, primarily due to our 2016 acquisition of nTelos. Increases in operating expenses were offset by a decrease in acquisition, integration and migration costs of approximately $31.2 million as a result of the completion of integration and migration activities related to the acquisition of nTelos.

Other income (expense)
Other income (expense) increased approximately $12.7 million or 61.6% in 2017 compared with 2016, primarily due to an increase in interest expense due to borrowings, related to our acquisition of nTelos, under our credit facility that were outstanding for the full year 2017.

Income tax expense (benefit)
The Company’s effective tax rate decreased from an expense of 146.0% in 2016 to a benefit of 400.8% in 2017. The decrease is primarily attributable to the changes in federal tax regulations related to the 2017 Tax Act that was enacted during December 2017 and non-deductible transactions costs incurred in 2016. We are expecting our long-term tax rate to more closely reflect the applicable federal and statutory rates offset for any excess tax benefits or shortfalls related to vesting or exercise of equity awards.

We recognized an income tax benefit of approximately $53.1 million for the year ended December 31, 2017. This includes a one-time non-cash decrease of approximately $53.4 million in our net deferred tax liabilities as a result of the remeasurement of our deferred tax assets and liabilities as of December 31, 2017 to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent. The 2017 Tax Act also provides immediate expensing for certain qualified assets acquired and placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including acceleration of tax revenue recognition, additional limitations on deductibility executive compensation and limitations on the deductibility of interest. Refer to Note 15, Income Taxes, included with the notes to our consolidated financial statements for additional information concerning income taxes.

Wireless
Wireless earns postpaid and prepaid revenues from Sprint for their subscribers that use our Wireless network service in our Wireless network coverage area net of both recurring and non-recurring customer credits, account write offs and other billing adjustments.

Postpaid revenues received from Sprint are recorded net of an 8% Management Fee and an 8.6% Net Service Fee that is retained by Sprint.

Prepaid wireless products and service revenues received from Sprint are recorded net of a 6% Management Fee that is retained by Sprint. We incur other prepaid fees that are charged on a per unit basis that are separately recorded as expenses.

Under our amended affiliate agreement, Sprint agreed to waive the Management Fees charged on both postpaid and prepaid revenues, up to approximately $4.2 million per month, until the total amount waived reaches approximately $255.6 million, which is expected to occur in 2022. The cash flow savings of the waived management fee waiver has been incorporated into the fair value of the affiliate contract expansion intangible, which is reduced, in part, as credits are received from Sprint. See Note 3, Business Combinations and Acquisitions, to our consolidated financial statements for further information.

The following tables indicate selected operating statistics of Wireless, including Sprint subscribers, as of the dates shown:

	December 31, 2017 (4)	December 31, 2016 (5) (6)	December 31, 2015
Retail PCS Subscribers – Postpaid	736,597	722,562	312,512
Retail PCS Subscribers – Prepaid (1)	225,822	206,672	129,855
PCS Market POPS (000) (2)	5,942	5,536	2,433
PCS Covered POPS (000) (2)	5,272	4,807	2,224
CDMA Base Stations (sites)	1,623	1,467	552
Towers Owned	192	196	158
Non-affiliate Cell Site Leases	192	202	202
Gross PCS Subscriber Additions – Postpaid	173,871	132,593	77,067
Net PCS Subscriber Additions – Postpaid	14,035	5,085	24,645
PCS Average Monthly Retail Churn % - Postpaid (3)	2.04%	1.84%	1.47%
Gross PCS Subscriber Additions – Prepaid (1)	151,926	102,352	79,628
Net PCS Subscriber Additions (Losses) – Prepaid (1)	19,150	(58,643)	2,097
PCS Average Monthly Retail Churn % - Prepaid (1)	5.07%	6.72%	4.93%

_______________________________________________________

1)
Prepaid subscribers reported in the December 2016 and subsequent periods include the impact of a change in how long an inactive customer is included in the customer counts. This policy change effectively reduced prepaid customers by approximately 24 thousand. As of September 2017, the Company is no longer including Lifeline subscribers to be consistent with Sprint's policy. Historical customer counts have been adjusted accordingly.

2)
"POPS" refers to the estimated population of a given geographic area.  Market POPS are those within a market area which we are authorized to serve under our Sprint PCS affiliate agreements, and Covered POPS are those covered by our network. As of December 31, 2017, the data source for POPS is U.S. census data. Historical periods previously referred to other third party population data and have been recast to refer to U.S. census data.

3)	PCS Average Monthly Retail Churn - Postpaid is the average of the monthly subscriber turnover, calculated for the period.

4)	December 31, 2017 includes Parkersburg Expansion Area.

5)	December 31, 2016 includes the acquired nTelos Area.

6)	2016 Net addition figures exclude the impact of the nTelos acquisition.

The operating statistics shown above include the following:

	December 31, 2017	December 31, 2016
	Parkersburg Expansion Area (3)	nTelos Area (4)
PCS Subscribers - Postpaid (1)	19,067	404,965
PCS Subscribers - Prepaid (1)	5,962	154,944
Acquired PCS Market POPS (000)	511	3,099
Acquired PCS Covered POPS (000)	244	2,298
Acquired CDMA Base Stations (sites) (2)	—	868
Towers	—	20
Non-affiliate Cell Site Leases	—	10

_______________________________________________________

1)	Represents Sprint's subscribers, including prepaid Lifeline, as of the acquisition date in the acquired territory.

2)	As of December 31, 2017 we have shut down 107 overlap sites associated with the nTelos area.

3)	Acquired on April 6, 2017.

4)	Acquired on May 6, 2016.

Wireless Operating Income

	Years Ended December 31,		Change
(in thousands)	2017	2016	$	%
Wireless operating revenues
Wireless service revenue	$431,184	$359,769	$71,415	19.9
Tower lease revenue	11,604	11,279	325	2.9
Equipment revenue	9,467	10,674	(1,207)	(11.3)
Other revenue	2,823	7,031	(4,208)	(59.8)
Total Wireless operating revenues	$455,078	$388,753	$66,325	17.1

Wireless operating expenses
Cost of goods and services	152,279	133,113	19,166	14.4
Selling, general and administrative	118,257	95,851	22,406	23.4
Acquisition, integration and migration expenses	10,793	25,927	(15,134)	(58.4)
Depreciation and amortization	139,610	107,621	31,989	29.7
Total Wireless operating expenses	420,939	362,512	58,427	16.1
Wireless operating income	$34,139	$26,241	$7,898	30.1

Wireless Service Revenues

	Years Ended December 31,		Change
(in thousands)	2017	2016	$	%
Wireless Service Revenues
Postpaid net billings (1)	$372,237	$314,579	$57,658	18.3
Management fee	(29,857)	(25,543)	(4,314)	(16.9)
Net Service fee	(30,751)	(22,953)	(7,798)	(34.0)
	311,629	266,083	45,546	17.1

Prepaid net billings (2)	103,161	80,056	23,105	28.9
Sprint management fee	(6,189)	(4,960)	(1,229)	(24.8)
	96,972	75,096	21,876	29.1

Travel and other revenues (2)	22,583	18,590	3,993	21.5
Total Wireless Service Revenues	$431,184	$359,769	$71,415	19.9
 ________________________________

1) Postpaid net billings are defined under the terms of the affiliate contract with Sprint to be the gross billings to customers within our wireless network coverage area less billing credits and adjustments and allocated write-offs of uncollectible accounts.
2) The Company is no longer including Lifeline subscribers to be consistent with Sprint. The above table reflects the reclassification of the related Assurance Wireless prepaid revenue from prepaid gross billings to travel and other revenues for both years shown.

Operating revenues
Wireless service revenue increased approximately $71.4 million, or 19.9%, in 2017 compared with 2016, primarily due subscriber growth related to the expansion of our wireless network coverage area that was driven by our 2016 acquisition of nTelos and was offset by a decline in revenue per subscriber as a higher percentage of Sprint's postpaid customer base moved from higher revenue subsidized phone price plans to lower phone price plans associated with leased and installment sales.  Postpaid net billings increased approximately $57.7 million, or 18.3%, as Postpaid Retail PCS Subscribers increased 1.9% primarily due to new subscribers from nTelos. Prepaid net billings increased $23.1 million, or 28.9%, due to 9.3% growth in Prepaid Retail PCS Subscribers and higher average revenue per subscriber due to improvements in product mix. Travel and other revenues increased $4.0 million due to a full year of travel revenue in the former nTelos service area compared to eight months in 2016.

Equipment revenue decreased approximately $1.2 million or 11.3%, driven by a decline in handset sales as more subscribers are leasing their handsets directly from Sprint and as of August 2017 the Company is no longer being compensated for accessory sales through Sprint's national retailer channel.

Other revenue decreased $4.2 million, or 59.8%, in 2017 compared with the same period in 2016 primarily due to the migration of the nTelos subscribers to the Sprint billing platform and corresponding reduction in regulatory recovery revenues that we billed the subscribers from the former nTelos platform prior to their migration.

Operating expenses
Cost of goods and services increased approximately $19.2 million, or 14.4%, in 2017 compared with 2016 due to the expansion of our network as a result of our 2016 acquisition of nTelos. Network costs increased $22.7 million, while maintenance costs increased $2.8 million and are both primarily attributable to a full year of nTelos and the expansion of our network and wireless network coverage area. Handset costs decreased approximately $7.0 million due to the completion of the migration of nTelos subscribers to the Sprint platform.

Selling, general and administrative costs increased approximately $22.4 million, or 23.4%, in 2017 compared with 2016 primarily due to the expansion of our network as a result of our 2016 acquisition of nTelos.  Expenses associated with prepaid wireless programs increased approximately $14.1 million in 2017 compared with 2016 as a result of the nTelos acquisition. Advertising and sales expenses increased $13.2 million as a result of our marketing campaigns aimed at POPS in our expanded wireless network coverage area. Integration costs classified as selling, general and administrative, associated with our acquisition of nTelos decreased approximately $3.8 million as a result of the 2017 completion of our migration and integration efforts. Customer service costs also decreased by approximately $1.1 million compared to 2016.

Acquisition, integration and migration expenses decreased approximately $15.1 million as we completed the migration of subscribers from the nTelos billing platform to the Sprint network and billing platform.

Depreciation and amortization increased $32.0 million, or 29.7%, in 2017 over 2016, reflecting the tangible and intangible assets acquired in the nTelos acquisition.

Cable
On January 1, 2016, we acquired the assets of Colane Cable Company. With the acquisition, we received 3,299 video customers, 1,405 high-speed internet customers, and 302 voice customers. These customers are included in the December 31, 2016 totals shown below.

The following tables indicate selected operating statistics of the Cable operations as of the dates shown:

	December 31, 2017	December 31, 2016	December 31, 2015
Homes Passed (1)	184,910	184,710	172,538
Customer Relationships (2)
Video users	44,269	48,512	48,184
Non-video customers	33,559	28,854	24,550
Total customer relationships	77,828	77,366	72,734
Video
Users (3)	46,613	50,618	50,215
Penetration (4)	25.2%	27.4%	29.1%
Digital video penetration (5)	76.2%	77.4%	77.9%
High-speed Internet
Available Homes (6)	184,910	183,826	172,538
Users (3)	63,918	60,495	55,131
Penetration (4)	34.6%	32.9%	32.0%
Voice
Available Homes (6)	182,379	181,089	169,801
Users (3)	22,555	21,352	20,166
Penetration (4)	12.4%	11.8%	11.9%
Total Revenue Generating Units (7)	133,086	132,465	125,512
Fiber Route Miles	3,356	3,137	2,844
Total Fiber Miles (8)	122,011	92,615	76,949
Average Revenue Generating Units	132,759	131,218	124,054
 ________________________________

1) Homes and businesses are considered passed (“homes passed”) if we can connect them to our distribution system without further extending the transmission lines.  Homes passed is an estimate based upon the best available information.
2) Customer relationships represent the number of billed customers who receive at least one of our services.
3) Generally, a dwelling or commercial unit with one or more television sets connected to our distribution system counts as one video customer.  Where services are provided on a bulk basis, such as to hotels and some multi-dwelling units, the revenue charged to the customer is divided by the rate for comparable service in the local market to determine the number of customer equivalents included in the customer counts shown above.  During the first quarter of 2016, we modified the way we count subscribers when a commercial customer upgrades its internet service via a fiber contract. We retroactively applied the new count methodology to prior periods, and applied similar logic to certain bulk customers; the net result was a reduction in internet subscriber counts of 559 subscribers at December 31, 2015.
4) Penetration is calculated by dividing the number of users by the number of homes passed or available homes, as appropriate.
5) Digital video penetration is calculated by dividing the number of digital video users by total video users.  Digital video users are video customers who receive any level of video service via digital transmission.  A dwelling with one or more digital set-top boxes or digital adapters counts as one digital video user.
6) Homes and businesses are considered available (“available homes”) if we can connect them to our distribution system without further extending the transmission lines and if we offer the service in that area.
7) Revenue generating units are the sum of video, voice and high-speed internet users.
8) Total Fiber Miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance.  For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Cable Operating Income

	Years Ended December 31,		Change
(in thousands)	2017	2016	$	%
Cable operating revenues
Service revenue	$107,338	$99,070	$8,268	8.3
Other revenue	11,824	9,664	2,160	22.4
Total Cable operating revenues	$119,162	$108,734	$10,428	9.6

Cable operating expenses
Cost of goods and services	59,349	58,581	768	1.3
Selling, general and administrative	19,999	19,248	751	3.9
Depreciation and amortization	23,968	23,908	60	0.3
Total Cable operating expenses	103,316	101,737	1,579	1.6
Cable operating income	$15,846	$6,997	$8,849	126.5

Operating revenues
Cable service revenue increased $8.3 million, or 8.3% in 2017 compared with 2016. Internet service revenue increased approximately $6.3 million, or 13.8%, due to a 5.7% increase in internet subscribers, along with an improved product mix as new and existing customers increasingly move to higher-speed plans with higher monthly recurring charges. Video revenue, including retransmission consent fee surcharges, decreased approximately $0.3 million primarily related to a reduction in our video customers that was driven by video rate increases in 2017 required to offset higher programming costs. Voice revenue increased approximately $0.4 million due to 5.6% growth in voice revenue customers. A reduction of promotional discounts offered during 2017 also resulted in an increase in Cable operating revenues of approximately $2.0 million.

Other revenue grew approximately $2.2 million, primarily due to the addition of new fiber contracts in 2017.

Operating expenses
Cable cost of goods and services increased $0.8 million, or 1.3%, in 2017 compared with 2016 primarily as a result of growth in our network costs as a result of increases in line costs and pole rents.

Wireline
The following table includes selected operating statistics of the Wireline operations as of the dates shown:

	December 31, 2017	December 31, 2016	December 31, 2015
Telephone Access Lines (1)	17,933	18,443	20,252
Long Distance Subscribers	9,078	9,149	9,476
Video Customers (2)	5,019	5,264	5,356
DSL and Cable Modem Subscribers (3)	14,665	14,314	13,890
Fiber Route Miles	2,073	1,971	1,736
Total Fiber Miles (4)	154,165	142,230	123,891
 ________________________________

1) Effective October 1, 2015, we launched cable modem services on our cable plant, and ceased the requirement that a customer have a telephone access line to purchase internet service.
2) Wireline's video service passes approximately 16,500 homes.
3) December 2017, 2016 and 2015 totals include 2,105 and 1,072 and 420 customers, respectively, served via the coaxial cable network.  During 2016, we modified the way we count subscribers when a commercial customer upgrades its internet service via a fiber contract. We retroactively applied the new count methodology to prior periods and the net result was an increase in internet subscriber counts of 804 subscribers to December 31, 2015.
4) Total Fiber Miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance.  For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Wireline Operating Income

	Years Ended December 31,		Change
(in thousands)	2017	2016	$	%
Wireline operating revenues
Service revenue	$22,645	$21,917	$728	3.3
Carrier access and fiber revenues	53,078	49,532	3,546	7.2
Other revenue	3,530	3,525	5	0.1
Total Wireline operating revenues	$79,253	$74,974	$4,279	5.7

Wireline operating expenses
Cost of goods and services	38,536	36,259	2,277	6.3
Selling, general and administrative	6,923	6,474	449	6.9
Depreciation and amortization	12,829	11,717	1,112	9.5
Total Wireline operating expenses	58,288	54,450	3,838	7.0
Wireline operating income	$20,965	$20,524	$441	2.1

Operating revenues
Total Wireline operating revenues in 2017 increased approximately $4.3 million, or 5.7%, compared with 2016. New carrier access and fiber revenue contracts became effective during 2017 for third party and affiliate fiber contracts resulting in growth of $3.5 million or 7.2% in 2017. Internet service revenue grew approximately $0.8 million as customers upgraded to higher-speed plans, while voice revenues declined approximately $0.4 million as customers discontinue landline telephone services.

Operating expenses
Total Wireline operating expenses increased approximately $3.8 million, or 7.0%, in 2017, compared with 2016 and included increases of approximately $2.3 million cost of goods and services related to higher network costs required to support our expanding affiliate fiber routes, $0.4 million increase in selling, general and administrative to support our investment in customer service personnel and infrastructure required to support our growth, and $1.1 million in additional depreciation related to our network assets.

2016 Compared with 2015

Consolidated Results
The Company’s consolidated results from continuing operations are summarized as follows:

	Years Ended December 31,		Change
	2016	2015	$	%
(in thousands)
Operating revenues	$535,288	$342,485	$192,803	56.3
Operating expenses	512,762	268,399	244,363	91.0
Operating income	22,526	74,086	(51,560)	(69.6)
Other expense, net	20,581	5,496	15,085	274.5
Income tax expense	2,840	27,726	(24,886)	(89.8)
Net income	$(895)	$40,864	$(41,759)	(102.2)

Operating revenues
Operating revenues increased $192.8 million, or 56.3%, primarily as a result of the nTelos acquisition. Wireless revenues increased $179.9 million compared to 2015; this increase was almost entirely due to the acquisition of nTelos on May 6, 2016, combined with the reduction in the Net Service Fee charged by Sprint related to separate settlement of certain revenues and expenses. Cable revenue grew $11.1 million, primarily as a result of a 6.3% growth in average subscriber counts and an increase in revenue per subscriber. Wireline revenue increased $7.6 million, led by growth in carrier access fees, fiber revenues and internet service revenues.

Operating expenses
Total operating expenses increased $244.4 million, or 91.0%, in 2016 compared to 2015.  Wireless operating expenses increased $228.7 million while operating expenses in the Other operations increased $13.4 million, both largely due to the acquisition of nTelos. Cable and Wireline operating expenses increased $4.6 million and $3.4 million, respectively. Cost of goods and services sold increased $72.2 million, selling, general and administrative expenses increased $60.5 million, depreciation and amortization increased $73.0 million, and acquisition, integration and migration costs increased $38.7 million.

Other expense, net
Non-operating income increased $2.5 million due to increased patronage income related to higher outstanding balances on our CoBank borrowings and interest accrued on handset finance equipment installment plans loans acquired with nTelos. Interest expense increased $17.7 million in 2016 from 2015.  The increase resulted primarily from higher outstanding balances due to borrowings to finance and support the nTelos acquisition, as well as slightly higher base rates on the new debt, increases in LIBOR during 2016, increased notional principal subject to interest rate swaps, and amortization of the fees and costs incurred to complete the new debt package.

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

Wireless

	Years Ended December 31,		Change
(in thousands)	2016	2015	$	%
Wireless operating revenues
Wireless service revenue	$359,769	$192,752	$167,017	86.6
Tower lease revenue	11,279	10,505	774	7.4
Equipment revenue	10,674	5,175	5,499	106.3
Other revenue	7,031	369	6,662	NM
Total Wireless operating revenues	$388,753	$208,801	$179,952	86.2

Segment operating expenses
Cost of goods and services	133,113	63,570	69,543	109.4
Selling, general and administrative	95,851	35,792	60,059	167.8
Acquisition, integration and migration expenses	25,927	—	25,927	NM
Depreciation and amortization	107,621	34,416	73,205	212.7
Total Wireless operating expenses	362,512	133,778	228,734	171.0
Wireless operating income	$26,241	$75,023	$(48,782)	(65.0)

Operating revenues
Wireless service revenue increased $167.0 million, or 86.6%, in 2016 over 2015, primarily due to the nTelos acquisition.  Net postpaid billings increased $129.4 million, or 69.9%, as average subscribers increased 89.2% and average billing rates dropped by 11% primarily due to new customers and upgrading existing customers moving to lower cost service plans that don't include a subsidized phone. Net prepaid billings to Sprint subscribers increased $31.6 million, or 61.8%, due to 53.1% growth in average prepaid subscribers over 2015 and higher average revenue per subscriber due to improvements in product mix. Effective January 1, 2016, the fees retained by Sprint, and deducted from postpaid revenues, decreased from 22.0% to 16.6%, and certain revenue and expense items became settled separately. As a result, despite the growth in net postpaid billings, the net service fee dropped by $2.9 million or 11.4%. Travel and other revenues, now separately settled, increased $17.1 million.

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

Acquisition, integration and migration costs of $25.9 million included $18.3 million in handset costs for subscribers to migrate to the Sprint back office and billing platform, $4.9 million in costs to shutdown overlapping cell sites and replace older backhaul circuits with Ethernet circuits to support increased data volumes at upgraded sites, and $2.7 million in incremental staff to support migration efforts in the stores.

Depreciation and amortization increased $73.2 million, or 212.7%, in 2016 over 2015, reflecting the tangible and intangible assets acquired in the nTelos acquisition.

Cable

	Years Ended December 31,		Change
(in thousands)	2016	2015	$	%
Cable operating revenues
Service revenue	$99,070	$88,980	$10,090	11.3
Other revenue	9,664	8,642	1,022	11.8
Total Cable operating revenues	$108,734	$97,622	$11,112	11.4

Cable operating expenses
Cost of goods and services	58,581	54,611	3,970	7.3
Selling, general and administrative	19,248	19,412	(164)	(0.8)
Depreciation and amortization	23,908	23,097	811	3.5
Total Cable operating expenses	101,737	97,120	4,617	4.8
Cable operating income	$6,997	$502	$6,495	1293.8

Operating revenues
Cable service revenue increased $10.1 million, or 11.3% in 2016 from 2015. Internet service revenue increased $9.0 million, or 23.4%, due to an 8.9% increase in average internet subscribers, along with an improved product mix as new and existing customers increasingly move to higher-speed plans with higher monthly recurring charges. Video revenue, including retransmission consent fee surcharges, increased $2.5 million driven by video rate increases in January 2016, offsetting higher programming costs. Voice revenue increased $0.8 million due to 8.4% growth in average voice revenue generating units. These increases were partially offset by a $2.3 million increase in bundle discounts.

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

Depreciation expense increased $0.8 million, partly as a result of assets acquired in the Colane acquisition, and new assets placed in service.

Wireline

	Years Ended December 31,		Change
(in thousands)	2016	2015	$	%
Wireline operating revenues
Service revenue	$21,917	$21,880	$37	0.2
Carrier access and fiber revenues	49,532	42,303	7,229	17.1
Other revenue	3,525	3,237	288	8.9
Total Wireline operating revenues	$74,974	$67,420	$7,554	11.2

Wireline operating expenses
Cost of goods and services	36,259	31,668	4,591	14.5
Selling, general and administrative	6,474	6,612	(138)	(2.1)
Depreciation and amortization	11,717	12,736	(1,019)	(8.0)
Total Wireline operating expenses	54,450	51,016	3,434	6.7
Wireline operating income	$20,524	$16,404	$4,120	25.1

Operating revenues
Total Wireline operating revenues in 2016 increased $7.6 million, or 11.2%, over 2015. Carrier access and fiber revenues for affiliate fiber services grew by $4.9 million in 2016 while non-affiliate fiber revenue grew by $2.3 million. Internet service revenue grew $1.9 million as customers upgraded to higher-speed plans, while voice revenues declined $1.0 million as customers eliminate landline telephone services, and promotional discounts increased $0.9 million.

Operating expenses
Total Wireline operating expenses increased $3.4 million, or 6.7%, in 2016, compared to 2015. The increase in cost of goods and services resulted primarily from a $3.4 million increase in costs to support affiliate fiber routes, and a $1.2 million increase in affiliate costs to support internet revenue services.

Non-GAAP Financial Measures
In managing our business and assessing our financial performance, management supplements the information provided by the financial statement measures prepared in accordance with GAAP with Adjusted OIBDA and Continuing OIBDA, which are considered “non-GAAP financial measures” under SEC rules.

Adjusted OIBDA is defined as operating income (loss) before depreciation and amortization, adjusted to exclude the effects of:  certain non-recurring transactions; impairment of assets; gains and losses on asset sales; actuarial gains and losses on pension and other post-retirement benefit plans; and share-based compensation expense, and adjusted to include the benefit received from the waived management fee by Sprint. Continuing OIBDA is defined as Adjusted OIBDA, less the benefit received from the waived management fee by Sprint. Adjusted OIBDA and Continuing OIBDA should not be construed as an alternative to operating income as determined in accordance with GAAP as a measure of operating performance.

In a capital-intensive industry such as telecommunications, management believes that Adjusted OIBDA and Continuing OIBDA and the associated percentage margin calculations are meaningful measures of our operating performance.  We use Adjusted OIBDA and Continuing OIBDA as supplemental performance measures because management believes these measures facilitate comparisons of our operating performance from period to period and comparisons of our operating performance to that of our peers and other companies by excluding potential differences caused by the age and book depreciation of fixed assets (affecting relative depreciation expenses) as well as the other items described above for which additional adjustments were made.  In the future, management expects that the Company may again report Adjusted OIBDA and Continuing OIBDA excluding these items and may incur expenses similar to these excluded items.  Accordingly, the exclusion of these and other similar items from our non-GAAP presentation should not be interpreted as implying these items are non-recurring, infrequent or unusual.

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

The following tables reconcile Adjusted OIBDA and Continuing OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure:

Year Ended December 31, 2017 (in thousands)	Wireless	Cable	Wireline	Other	Consolidated
Operating income	$34,139	$15,846	$20,965	$(24,440)	$46,510
Plus depreciation and amortization	139,610	23,968	12,829	600	177,007
Plus (gain) loss on asset sales	214	(243)	79	68	118
Plus share based compensation expense	1,579	916	384	701	3,580
Plus the benefit received from the waived management fee (1)	36,056	—	—	—	36,056
Plus amortization of intangibles netted in rent expense	1,528	—	—	—	1,528
Plus temporary back office costs to support the billing operations through migration (2)	6,459	—	—	1	6,460
Less actuarial gains on pension plans	—	—	—	(1,387)	(1,387)
Plus integration and acquisition related expenses	10,793	—	—	237	11,030
Adjusted OIBDA	230,378	40,487	34,257	(24,220)	280,902
Less waived management fee	(36,056)	—	—	—	(36,056)
Continuing OIBDA	$194,322	$40,487	$34,257	$(24,220)	$244,846

Year Ended December 31, 2016 (in thousands)	Wireless	Cable	Wireline	Other	Consolidated
Operating income	$26,241	$6,997	$20,524	$(31,236)	$22,526
Plus depreciation and amortization	107,621	23,908	11,717	439	143,685
Plus (gain) loss on asset sales	(131)	156	(27)	(47)	(49)
Plus share based compensation expense	1,309	756	347	609	3,021
Plus the benefit received from the waived management fee (1)	24,596	—	—	—	24,596
Plus amortization of intangibles netted in rent expense	728	—	—	—	728
Plus temporary back office costs to support the billing operations through migration (2)	13,843	—	—	—	13,843
Less actuarial gains on pension plans	—	—	—	(4,460)	(4,460)
Plus integration and acquisition related expenses	25,927	—	—	16,305	42,232
Adjusted OIBDA	200,134	31,817	32,561	(18,390)	246,122
Less waived management fee	(24,596)	—	—	—	(24,596)
Continuing OIBDA	$175,538	$31,817	$32,561	$(18,390)	$221,526

Year Ended December 31, 2015 (in thousands)	Wireless	Cable	Wireline	Other	Consolidated
Operating income	$75,023	$502	$16,404	$(17,843)	$74,086
Plus depreciation and amortization	34,416	23,097	12,736	453	70,702
Plus (gain) loss on asset sales	62	45	169	(41)	235
Plus share based compensation expense	554	811	408	560	2,333
Plus the benefit received from the waived management fee (1)	—	—	—	—	—
Plus amortization of intangibles netted in rent expense	—	—	—	—	—
Plus temporary back office costs to support the billing operations through migration (2)	—	—	—	—	—
Less actuarial gains on pension plans	—	—	—	—	—
Plus integration and acquisition related expenses	—	—	—	3,546	3,546
Adjusted OIBDA	110,055	24,455	29,717	(13,325)	150,902
Less waived management fee	—	—	—	—	—
Continuing OIBDA	$110,055	$24,455	$29,717	$(13,325)	$150,902
________________________________

1) Under our amended affiliate agreement, Sprint agreed to waive the Management Fees charged on both postpaid and prepaid revenues, up to $4.2 million per month, until the total amount waived reaches approximately $255.6 million, which is expected to occur in 2022.
2) Once former nTelos customers migrate to the Sprint back office, the Company incurs certain postpaid fees retained by Sprint and prepaid costs passed to us by Sprint that would offset a portion of these savings.

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Cash: Primary sources of cash include existing balances of cash and cash equivalents, cash flows from operations, and borrowings from our credit facility.  Cash generated from such sources has been sufficient to fund our growth and strategic initiatives, fund our capital projects, service our debt and issue our annual dividend. As of December 31, 2017, our cash and cash equivalents totaled approximately $78.6 million, compared with approximately $36.2 million as of December 31, 2016. All cash held by the Company is domiciled in the United States. We expect to utilize approximately $15 million of existing availability under our credit facilities during the first quarter of 2018 to fund the continued expansion of our Wireless operations and our relationship with Sprint.

The Company generated approximately $222.9 million of net cash from operations in 2017, an increase from approximately $161.5 million compared with 2016, which was an increase from $119.3 million in 2015.  The increases were primarily due to the continued expansion of our wireless network coverage.

During 2017, the Company utilized $151.5 million in net investing activities. Plant and equipment purchases in 2017, 2016 and 2015 totaled $146.5 million, $173.2 million and $69.7 million, respectively. Capital expenditures in 2017 primarily supported the expansion of our wireless network. Capital expenditures in 2016 primarily supported wireless network upgrades and capacity and coverage enhancements as a result of the nTelos acquisition, as well as retail store remodeling, cable segment extensions and investment in customer premises equipment, and expansion and upgrade of our fiber networks. Capital expenditures in 2015 supported projects across all segments, including wireless network capacity and coverage enhancements, new retail stores, cable segment extensions and investment in customer premises equipment, and expansion and upgrade of our fiber networks.

Financing activities utilized approximately $29.0 million in 2017 as the Company repaid debt totaling $36.4 million, borrowed $25.0 million to fund the strategic expansion initiatives, paid dividends of $12.3 million, and provided cash payments for taxes related to equity awards of $5.4 million. Financing activities provided $617.9 million in 2016 as the Company borrowed $860.0 million to fund the nTelos acquisition and related activities, repaid debt totaling $201.7 million, paid $14.9 million to enter into the new debt financing arrangement to acquire nTelos and repaid $12.1 million of principal on the new debt financing arrangement. The Company also paid cash dividends totaling $11.7 million. Financing activities utilized $42.2 million in 2015 as the Company made $23.0 million in principal payments on long-term debt, paid cash dividends totaling $11.1 million and paid $7.9 million in debt issuance fees related to the pending nTelos acquisition.

Indebtedness.  As of December 31, 2017, the Company’s gross indebtedness totaled $836.5 million, with an estimated annualized effective interest rate of 4.23%, inclusive of the impact of the interest rate swap contract.  The balance consists of the Term Loan A-1 at a variable rate (1.57% as of December 31, 2017) that resets monthly based on one month LIBOR plus a base rate of 2.75% currently, and a Term Loan A-2 at a variable rate (1.57% as of December 31, 2017) that resets monthly based on one month LIBOR plus a base rate of 3.00% currently.  The Term Loan A-1 requires quarterly principal repayments of $12.1 million quarterly through June 2020, with further increases at that time through maturity in 2021. The Term Loan A-2 requires quarterly principal payments of $10.0 million beginning September 30, 2018 through March 31, 2023, with the remaining balance due June 30, 2023.

The 2016 credit agreement also included $75 million available under the Term Loan A-2 as a delayed draw term loan, and as of December 2016, the Company drew $50 million under this portion of the agreement and in January 2017 the Company drew the remaining $25 million. Additionally, the 2016 credit agreement includes a $75 million Revolver Facility and permits the Company to enter into one or more Incremental Term Loan Facilities not to exceed $150 million in the aggregate. At December 31, 2017, no draw had been made under the Revolver Facility and the Company had not entered into any Incremental Loan Facility. When and if a draw is made on the Revolver, the maturity date and interest rate options would be substantially identical to the Term Loan Facility, though the margin on principal drawn on the revolver is 0.25% less than the corresponding margin on term loans.  If the interest rate on an Incremental Term Loan Facility is more than 0.25% greater than the rate on the existing outstanding balances, the interest rate on the existing debt would reset at the same rate as the Incremental Term Loan Facility.  Repayment provisions would be agreed to at the time of each draw under the Incremental Term Loan Facility.

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

•
a minimum debt service coverage ratio, defined as EBITDA minus certain cash taxes divided by the sum of all scheduled principal payments on the Term Loans and other indebtedness plus cash interest expense, greater than 2.00 to 1.00;

•
the Company must maintain a minimum liquidity balance, defined as availability under the revolver facility plus unrestricted cash and cash equivalents on deposit in a deposit account for which a control agreement has been delivered to the administrative agent under the 2016 credit agreement, of greater than $25 million at all times.

As of December 31, 2017, the Company was in compliance with the financial covenants in its credit agreements, and ratios at December 31, 2017 were as follows:

	Actual	Covenant Requirement
Total Leverage Ratio	2.93	3.75 or Lower
Debt Service Coverage Ratio	3.73	2.00 or Higher
Minimum Liquidity Balance (in millions)	$151.9	$25 million or Higher

Contractual Commitments.  The Company is obligated to make future payments under various contracts it has entered into, primarily amounts pursuant to its long-term debt facility, and non-cancelable operating lease agreements for retail space, tower space and cell sites.  Expected future minimum contractual cash payments, excluding the effects of time value, on contractual obligations, by period are summarized as follows:

Payments due by periods

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt principal (1)	$836,500	$68,500	$189,125	$358,875	$220,000
Interest on long–term debt (1)	132,369	36,223	61,291	29,984	4,871
“Pay-fixed” obligations (2)	17,465	4,771	8,131	3,932	631
Operating leases (3)	483,268	52,527	104,410	104,886	221,445
Purchase obligations (4)	49,807	37,433	12,374	—	—
Total	$1,519,409	$199,454	$375,331	$497,677	$446,947
 ________________________________

(1) Includes principal payments and estimated interest payments on the Term Loan Facility based upon outstanding balances and rates in effect at December 31, 2017.
(2) Represents the maximum interest payments we are obligated to make under our derivative agreements.  Assumes no receipts from the counterparty to our derivative agreements.
(3) Our existing operating lease agreements may provide us with the option to renew. Our future operating lease obligations would change if we entered into additional operating lease agreements and if we exercised renewal options.
(4) Represents open purchase orders at December 31, 2017.

Contractual commitments represent future cash payments and liabilities that are required under contractual agreements with third parties, and exclude purchase orders for goods and services. The contractual commitment amounts in the table above are associated with agreements that are legally binding and enforceable, and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the transaction.

Other long-term liabilities have been omitted from the table above due to uncertainty of the timing of payments, refer to Note 11, Accrued Liabilities, included with the notes to our consolidated financial statements for additional information. The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Capital Commitments.  The Company spent $146.5 million on capital projects in 2017, down from $173.2 million in 2016 and up from $69.7 million in 2015.  Capital expenditures in 2017 were primarily related to upgrades of the former nTelos sites and additional cell sites to expand coverage in the former nTelos territory, network and cable market expansion, fiber builds and information technology projects. Capital expenditures in 2016 primarily supported cell site upgrades and coverage and capacity expansions in the wireless segment following the nTelos acquisition, as well as cable plant expansion and upgrades and wireline segment fiber builds. Capital expenditures in 2015 supported projects across all segments, including wireless network capacity and coverage enhancements, cable plant expansion and upgrades, and wireline fiber builds, necessary to support our continued expansion.

Capital expenditures budgeted for 2018 are expected to be approximately $163 million, including $103 million in the Wireless segment primarily for upgrades and expansion of the nTelos wireless network.  In addition, $29 million is budgeted primarily for cable network expansion including new fiber routes and cable market expansion, $22 million in Wireline projects including fiber builds in Pennsylvania and other areas, and $9 million primarily for IT projects.

We believe that cash on hand, cash flow from operations and borrowings expected to be available under our existing credit facilities will provide sufficient cash to enable us to fund planned capital expenditures, make scheduled principal and interest payments, meet our other cash requirements and maintain compliance with the terms of our financing agreements for at least the next twelve months.  There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our credit facilities. Thereafter, capital expenditures will likely be required to continue planned capital upgrades to the acquired wireless network and provide increased capacity to meet our expected growth in demand for our products and services. The actual amount and timing of our future capital requirements may differ materially from our estimate depending on the demand for our products, new market developments and expansion opportunities.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.

Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the notes to our audited consolidated financial statements. The following are the accounting policies that we believe involve a greater degree of judgment and complexity and are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable and collectability is reasonably assured.  Revenues are recognized based on the various types of transactions generating the revenue.  For services, revenue is recognized as the services are performed. For equipment sales, revenue is recognized when the sales transaction is complete.

Under the Sprint Management Agreement, postpaid wireless service revenues are reported net of an 8% Management Fee and an 8.6% Net Service Fee, retained by Sprint. Prepaid wireless service revenues are reported net of a 6% Management Fee retained by Sprint.

For information related to our adoption of Accounting Standards Update ("ASU") 2014-09, (Topic 606) "Revenue from Contracts with Customers", see Note 2, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in this Annual Report on Form 10-K , under the heading “Adoption of New Accounting Principles”.

Income Taxes

We account for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  We make estimates, assumptions and judgments to determine our provision for income taxes and also for deferred tax assets and liabilities and any valuation allowances recorded against our deferred tax assets. We evaluate the recoverability of deferred tax assets and liabilities and, to the extent we believe that recovery is not likely, we establish a valuation allowance.  We evaluate the effective rate of taxes based on apportionment factors, actual operating results, and the various applicable state income tax rates.

We have adopted ASC 740-10, "Accounting for Uncertainty in Income Taxes", that prescribes a recognition threshold of more-likely- than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those positions to be recognized in the financial statements. We continually review tax laws, regulations and related guidance in order to properly record any uncertain tax liability positions. We adjust these reserves in light of changing facts and circumstances. We have adopted ASU 2016-09, "Compensation - Stock Compensation", which modified income tax consequences for several aspects of share-based payment awards. Excess tax benefits and tax deficiencies for share-based payments are now included in our tax provision expense rather than additional-paid-in-capital. Variability of tax consequences arising from excess tax benefits and tax deficiencies may result due to fluctuations in our stock price and the volume of our employees' equity awards that are exercised or vest. Refer to Note 15, Income Taxes, included with the notes to our consolidated financial statements for additional information concerning income taxes.

Goodwill and Indefinite-lived Intangible Assets

Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. Cable franchise rights, included in indefinite-lived intangible assets provide us with the non-exclusive right to provide video services in a specified area. While some cable franchises are issued for a fixed time (generally 10 years), renewals of cable franchises have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our cable franchises and as a result we account for cable franchise rights as an indefinite lived intangible asset.

Goodwill and indefinite-lived intangible assets are not amortized, but rather, are subject to impairment testing annually, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. A qualitative evaluation of our reporting units is utilized to determine whether it is necessary to perform a quantitative two-step impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would be required to perform a two-step quantitative test. If the carrying value of the reporting unit's net assets exceeds the fair value of the reporting unit, then an impairment loss is recorded.

Our 2017 impairment tests were based on the operating segment structure, where each operating segment was also considered a reporting unit. During the fourth quarter of 2017 we performed a qualitative assessment for our reporting units that were assigned goodwill. During this assessment, qualitative factors were first assessed to determine whether it was more likely than not that the fair value of the reporting units were less than their carrying amounts. Qualitative factors that were considered included, but were not limited to, macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances, after tax cash flows and market capitalization trends.

Based on our annual impairment evaluations performed during 2017 and 2016, we concluded that there were no indicators of impairment and therefore it was more likely than not that the fair value of the goodwill exceeded its carrying amount, for each reporting unit, and cable franchise rights exceeded its fair value.

Refer to Note 2, Summary of Significant Accounting Policies, and Note 9, Goodwill and Intangible Assets, included with the notes to our consolidated financial statements for additional information concerning goodwill.

Finite-lived Intangible Assets

On an annual basis, or whenever events or changes in circumstances require otherwise, we review our finite-lived intangible assets for impairment. Intangible assets are included in our annual impairment testing and in the event we identify impairment, the intangible assets are written down to their fair values.

Intangible assets typically have finite useful lives that are amortized over their useful lives and primarily consist of affiliate contract expansion, acquired subscribers-cable, and off market leases.  Affiliate contract expansion and acquired subscribers-cable intangibles are amortized over the period in which those relationships are expected to contribute to our future cash flows and are also reduced by management fee waiver credits received from Sprint in connection with the 2017 non-monetary exchange. Other finite-lived intangible assets, are generally amortized using the straight-line method of amortization. Such finite-lived intangible assets are subject to the impairment provisions of ASC 360, where impairment is recognized and measured only if there are events and circumstances that indicate that the carrying amount may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset group. An impairment loss is recorded if after determining that it is not recoverable, the carrying amount exceeds the fair value of the asset.

Finite-lived intangible assets and liabilities are being amortized over the following periods:

Useful Life
Affiliate contract expansion	4 - 14 years
Favorable and unfavorable leases - wireless	1 - 28 years
Acquired subscribers - cable	3 - 10 years
Other intangibles	15 - 20 years

There were no impairment charges on intangible assets for the years ended December 31, 2017, or 2016.

Business Combinations

Business combinations, including purchased intangible assets, are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in acquisition, integration and migration expenses. The fair value amount assigned to assets acquired and liabilities assumed is based on an exit price from a market participant's viewpoint, and utilizes data such as discounted cash flow analysis and replacement cost models.

Recently Issued Accounting Standards

Recently issued accounting standards and their expected impact, if any, are discussed in Note 2, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves two components.  The first component is outstanding debt with variable rates.  As of December 31, 2017, the Company had $836.5 million of variable rate debt outstanding (excluding unamortized loan fees and costs of $14.5 million), bearing interest at a weighted average rate of 4.23% as determined on a monthly basis. An increase in market interest rates of 1.00% would add approximately $8.2 million to annual interest expense, excluding the effect of the interest rate swap.  In May 2016, the Company entered into a pay-fixed, receive-variable interest rate swap with three counterparties totaling $256.6 of notional principal (subject to change based upon expected draws under the delayed draw term loan and principal payments due under our debt agreements).  These swaps, combined with the swap purchased in 2012, cover notional principal equal to approximately 50% of the outstanding variable rate debt through maturity in 2023. The Company is required to pay a combined fixed rate of approximately 1.16% and receive a variable rate based on one month LIBOR (1.57% as of December 31, 2017), to manage a portion of its interest rate risk. Changes in the net interest paid or received under the swaps would offset approximately 50% of the change in interest expense on the variable rate debt outstanding. The swap agreements currently reduce annual interest expense by approximately $2.4 million, based on the spread between the fixed rate and the variable rate currently in effect on our debt.

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

Management views market risk as having a potentially significant impact on the Company's results of operations, as future results could be adversely affected if interest rates were to increase significantly for an extended period, or if the Company’s need for additional external financing resulted in increases to the interest rates applied to all of its new and existing debt.  As of December 31, 2017, the Company has $418.3 million of variable rate debt with no interest rate protection.  The Company’s investments in publicly traded stock and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Supplemental Executive Retirement Plan.  General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2017. Our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2017.

Per Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of our internal control over financial reporting as of December 31, 2017, based on the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management has identified the material weaknesses described below:

•
The Company did not have a sufficient number of trained resources with assigned responsibility and accountability for the design, operation and documentation of internal control over financial reporting.

•
The Company did not have an effective risk assessment process that identified and assessed necessary changes in the application of U.S. generally accepted accounting principles, financial reporting processes and the design and effective operation of internal controls.

•	The Company did not have an effective information and communication process that identified and assessed the source of reliable information necessary for financial accounting and reporting.

•	The Company did not have effective monitoring activities to assess the operation of internal control.

As a consequence, the Company did not have effective control activities related to i) the design and operation of process-level controls over the accounting for leases, including lease intangibles, and income taxes, ii) the validation of the completeness and accuracy of information used to support accounting analyses, iii) the consistent design and execution of account reconciliations at an adequate level of precision and iv) maintaining adequate documentation and support for accounting policies and evaluations of unusual transactions.

These control deficiencies resulted in immaterial misstatements, some of which were corrected, in the consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2017 and several immaterial review misstatements, some of which were corrected, in the condensed consolidated financial statements in the Quarterly Reports on Form 10-Q for the three-, six- and nine-month periods ended March 31, 2017, June 30, 2017 and September 30, 2017, respectively. The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis and therefore we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2017.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse report on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears on page F-2 of this Annual Report on Form 10-K.

(c)	Management’s Remediation Plan
The Company will execute the following steps in 2018 to remediate the aforementioned material weaknesses in internal control over financial reporting:

•	Seek, train and retain individuals that have the appropriate skills and experience related to designing, operating and documenting internal control over financial reporting.

•
Evaluate and develop policies and procedures to ensure our personnel are sufficiently knowledgeable about i) the design, operation and documentation of internal control over financial reporting related to accounting for leases, including lease intangibles, and income taxes, ii) validating the completeness and accuracy of information used to support accounting analyses, iii) designing and executing account reconciliations at an adequate level of precision and iv) maintaining adequate documentation and support for accounting policies and evaluations of unusual transactions.

•
Enhance the design of existing control activities and implement additional control activities to ensure process-level controls (including controls over the completeness and accuracy of information, data and assumptions used in the performance of controls activities) related to business processes are properly documented, designed and operating effectively.

•	Evaluate and enhance the Company’s monitoring activities to ensure the components of internal control are present and functioning related to all business processes.

•
Design and execute a plan, with appropriate executive sponsorship and with the assistance of third-party experts, to enhance the Company’s internal control environment and accomplish the goals of the remediation plan as set forth above.

(d)    Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers” in Part 1, Item 1 of this report for information about our executive officers, which is incorporated by reference in this Item 10.  Other information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement for its 2018 Annual Meeting of Shareholders, referred to as the “2018 proxy statement,” which we will file with the SEC on or before 120 days after our 2017 fiscal year end, and which appears in the 2018 proxy statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a code of ethics applicable to our chief executive officer and all senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions.  The code of ethics, which is part of our Code of Business Conduct and Ethics, is available on our website at www.shentel.com.  To the extent required by SEC rules, we intend to disclose any amendments to our code of conduct and ethics, and any waiver of a provision of the code with respect to the Company’s directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website referred to above within four business days following such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the 2018 proxy statement, including the information in the 2018 proxy statement appearing under the captions “Election of Directors-Director Compensation” and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is incorporated herein by reference to the 2018 proxy statement appearing under the caption “Security Ownership.”

The Company awards stock options to its employees meeting certain eligibility requirements under plans approved by its shareholders in 2005 and 2014, referred to as the 2005 Stock Incentive Plan and 2014 Equity Incentive Plan, respectively.  Outstanding options and the number of shares available for future issuance as of December 31, 2017 were as follows:

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
2005 Stock Incentive Plan	161,144	$6.86	—

2014 Equity Incentive Plan	6,524	$35.10	2,392,941

Effective April 2014, the 2014 Equity Incentive Plan was approved by shareholders with 3.0 million shares authorized. As a result of the adoption of the 2014 Equity Incentive Plan, additional grants will not be made under the 2005 Stock Incentive Plan, although outstanding grants may continue to vest, be distributed or exercised.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Item 13 is incorporated herein by reference to the 2018 proxy statement, including the information in the 2018 proxy statement appearing under the caption “Executive Compensation-Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 is incorporated herein by reference to the 2018 proxy statement, including the information in the 2018 proxy statement appearing under the caption “Shareholder Ratification of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following is a list of documents filed as a part of this report:

(1) Financial Statements
(2) Financial Statement Schedule
(3) Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index contained within this Annual Report on Form 10-K.

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

10.54
Addendum XX to Sprint PCS Management Agreement dated as of March 9, 2017 by and among Sprint Spectrum L.P.; Sprint Communications Company, L.P.; SprintCom, Inc.; Horizon Personal Communications, LLC; and Shenandoah Personal Communications, LLC filed as Exhibit 10. 1 to the Company’s Current Report on Form 8-K filed on March 15, 2017.

10.55
Addendum XXI to Sprint PCS Management Agreement dated as of February 1, 2018 by and among Sprint Spectrum L.P; Sprint Communications Company, L.P.; SprintCom, Inc.; and Shenandoah Personal Communications, LLC filed as Exhibit 10.1to the Company’s Current Report on Form 8-K filed on February 5, 2018.

10.56
Expansion Agreement dated as of February 1, 2018 by and among Sprint Spectrum L.P.; SprintCom, Inc.; and Shenandoah Personal Communications, LLC filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 5, 2018.

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

SHENANDOAH TELECOMMUNICATIONS COMPANY

March 15, 2018	/S/ CHRISTOPHER E. FRENCH
Christopher E. French, President & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/CHRISTOPHER E. FRENCH	President & Chief Executive Officer,
March 15, 2018	Director (Principal Executive Officer)
Christopher E. French

/s/JAMES F. WOODWARD	Senior Vice President – Finance and Chief Financial Officer
March 15, 2018	(Principal Financial Officer and
James Woodward	Principal Accounting Officer)

/s/KEN L. BURCH	Director
March 15, 2018
Ken L. Burch

/s/TRACY FITZSIMMONS	Director
March 15, 2018
Tracy Fitzsimmons

/s/JOHN W. FLORA	Director
March 15, 2018
John W. Flora

/s/ RICHARD L. KOONTZ, JR.	Director
March 15, 2018
Richard L. Koontz, Jr.

/s/DALE S. LAM	Director
March 15, 2018
Dale S. Lam

/s/KENNETH L. QUAGLIO	Director
March 15, 2018
Kenneth L. Quaglio

/s/LEIGH ANN SCHULTZ	Director
March 15, 2018
Leigh Ann Schultz

/s/JAMES E. ZERKEL II	Director
March 15, 2018
James E. Zerkel II

SHENANDOAH TELECOMMUNICATIONS COMPANY
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Shenandoah Telecommunications Company:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2018 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.
McLean, VA
March 15, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Shenandoah Telecommunications Company:
Opinion on Internal Control Over Financial Reporting
We have audited Shenandoah Telecommunications Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 15, 2018 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•
The Company did not have a sufficient number of trained resources with assigned responsibility and accountability for the design, operation, and documentation of internal control over financial reporting.

•
The Company did not have an effective risk assessment process that identified and assessed necessary changes in the application of U.S. generally accepted accounting principles, financial reporting processes, and the design and effective operation of internal controls.

•	The Company did not have an effective information and communication process that identified and assessed the source of reliable information necessary for financial accounting and reporting.

•	The Company did not have effective monitoring activities to assess the operation of internal control.

As a consequence, the Company did not have effective control activities related to i) the design and operation of process-level controls, over the accounting for leases, including lease intangibles and income taxes, ii) the validation of the completeness and accuracy of information used to support accounting analyses, iii) the consistent design and execution of account reconciliations at an adequate level of precision, and iv) maintaining adequate documentation and support for accounting policies and evaluations of unusual transactions.
The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
McLean, VA
March 15, 2018

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016
in thousands

	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$78,585	$36,193
Accounts receivable, net	54,184	69,789
Income taxes receivable	17,311	—
Inventory, net	5,704	39,043
Prepaid expenses	17,111	16,440
Total current assets	172,895	161,465

Investments, including $3,279 and $2,907 carried at fair value	11,472	10,276

Property, plant and equipment, net	686,327	698,122

Other Assets:
Intangible assets, net	380,979	454,532
Goodwill	146,497	145,256
Deferred charges and other assets, net	13,690	14,756
Total assets	$1,411,860	$1,484,407

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016
in thousands

LIABILITIES AND SHAREHOLDERS’ EQUITY	2017	2016
Current Liabilities:
Current maturities of long-term debt, net of unamortized loan fees	$64,397	$32,041
Accounts payable	28,953	72,810
Advanced billings and customer deposits	21,153	20,427
Accrued compensation	9,167	9,465
Income taxes payable	—	435
Accrued liabilities and other	13,914	29,085
Total current liabilities	137,584	164,263

Long-term debt, less current maturities, net of unamortized loan fees	757,561	797,224

Other Long-Term Liabilities:
Deferred income taxes	100,879	151,837
Deferred lease	15,782	18,042
Asset retirement obligations	21,211	15,666
Retirement plan obligations	13,328	17,738
Other liabilities	15,293	23,743
Total other liabilities	166,493	227,026

Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Common stock, no par value, authorized 96,000 shares; issued and outstanding 49,328 shares in 2017 and 48,935 shares in 2016	44,787	45,482
Retained earnings	297,205	243,624
Accumulated other comprehensive income (loss), net of taxes	8,230	6,788
Total shareholders’ equity	350,222	295,894

Total liabilities and shareholders’ equity	$1,411,860	$1,484,407

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Years Ended December 31, 2017, 2016 and 2015
in thousands, except per share amounts

	2017	2016	2015

Operating revenues	$611,991	$535,288	$342,485

Operating expenses:
Cost of goods and services	211,507	193,520	121,330
Selling, general and administrative	165,937	133,325	72,821
Acquisition, integration and migration expenses	11,030	42,232	3,546
Depreciation and amortization	177,007	143,685	70,702
Total operating expenses	565,481	512,762	268,399
Operating income (loss)	46,510	22,526	74,086

Other income (expense):
Interest expense	(38,237)	(25,102)	(7,355)
Gain (loss) on investments, net	564	271	105
Non-operating income (loss), net	4,420	4,250	1,754
Income (loss) before income taxes	13,257	1,945	68,590
Income tax expense (benefit)	(53,133)	2,840	27,726
Net income (loss)	$66,390	$(895)	$40,864

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate hedge, net of tax	1,442	6,373	(707)
Comprehensive income (loss)	$67,832	$5,478	$40,157

Net Income (loss) per share:
Basic	$1.35	$(0.02)	$0.84
Diluted	$1.33	$(0.02)	$0.83

Weighted average shares outstanding, basic	49,150	48,807	48,388

Weighted average shares outstanding, diluted	50,026	48,807	49,024

Cash dividend declared per share	$0.26	$0.25	$0.24

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2017, 2016 and 2015
in thousands, except per share amounts

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2014	48,265	$29,712	$227,512	$1,122	$258,346

Net income (loss)	—	—	40,864	—	40,864
Other comprehensive gain (loss), net of tax	—	—	—	(707)	(707)
Dividends declared ($0.24 per share)	—	—	(11,629)	—	(11,629)
Dividends reinvested in common stock	22	544	—	—	544
Stock based compensation	—	2,719	—	—	2,719
Common stock issued through exercise of incentive stock options	87	996	—	—	996
Common stock issued for share awards	212	—	—	—	—
Common stock issued	1	11	—	—	11
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(111)	(1,885)	—	—	(1,885)
Net excess tax benefit from stock options exercised	—	679	—	—	679
Balance, December 31, 2015	48,475	32,776	256,747	415	289,938

Net income (loss)	—	—	(895)	—	(895)
Other comprehensive gain (loss), net of tax	—	—	—	6,373	6,373
Dividends declared ($0.25 per share)	—	—	(12,228)	—	(12,228)
Dividends reinvested in common stock	19	524	—	—	524
Stock based compensation	—	3,506	—	—	3,506
Common stock issued through exercise of incentive stock options	371	3,359	—	—	3,359
Common stock issued for share awards	190	—	—	—	—
Common stock issued	2	14	—	—	14
Common stock issued to acquire non-controlling interests of nTelos	76	10,400	—	—	10,400
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(198)	(5,097)	—	—	(5,097)
Balance, December 31, 2016	48,935	45,482	243,624	6,788	295,894

Net income (loss)	—	—	66,390	—	66,390
Other comprehensive gain (loss), net of tax	—	—	—	1,442	1,442
Dividends declared ($0.26 per share)	—	—	(12,809)	—	(12,809)
Dividends reinvested in common stock	15	552	—	—	552
Stock based compensation	154	4,184	—	—	4,184
Stock options exercised	363	2,394	—	—	2,394
Common stock issued	1	21	—	—	21
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(216)	(7,846)	—	—	(7,846)
Common stock issued to acquire non-controlling interests of nTelos	76	—			—
Balance, December 31, 2017	49,328	$44,787	$297,205	$8,230	$350,222

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017, 2016, and 2015
in thousands

	2017	2016	2015

Cash Flows from Operating Activities
Net income (loss)	$66,390	$(895)	$40,864
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	151,063	123,995	69,287
Amortization reflected as operating expense	25,944	19,690	1,415
Amortization reflected as rent expense	1,528	728	—
Bad debt expense	2,179	2,456	1,640
Waived management fee	36,056	24,596	—
Stock based compensation expense, net of amount capitalized	3,580	3,021	2,333
Deferred income taxes	(54,055)	(52,875)	(451)
Net (gain) loss on disposal of equipment	118	(23)	235
(Gain) loss on investments	(450)	(143)	141
Net (gain) loss from patronage and equity investments	(3,008)	(795)	(805)
Amortization of long term debt issuance costs	4,741	3,914	567
Net benefit from retirement plans	(1,388)	(4,396)	—
Other	298	1,437	(566)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	16,451	14,581	(1,047)
Inventory, net	33,339	(30,288)	492
Income taxes receivable	(19,138)	7,694	7,058
Other assets	1,439	5,273	(6,368)
Increase (decrease) in:
Accounts payable	(36,725)	42,496	2,753
Income taxes payable	—	435	—
Deferred lease	327	4,273	962
Other deferrals and accruals	(5,759)	(3,648)	811
Net cash provided by (used in) operating activities	$222,930	$161,526	$119,321

(Continued)

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017, 2016, and 2015
in thousands

	2017	2016	2015
Cash Flows From Investing Activities
Acquisition of property, plant and equipment	$(146,489)	$(173,231)	$(69,679)
Proceeds from sale of assets	980	5,510	363
Cash disbursed for acquisition, net of cash acquired	(6,000)	(657,354)	—
Release of restricted cash	—	2,167	—
Cash distributions from investments, net of contributions	14	2,895	54

Net cash provided by (used in) investing activities	$(151,495)	$(820,013)	$(69,262)

Cash Flows From Financing Activities
Principal payments on long-term debt	$(36,375)	$(213,793)	$(23,000)
Proceeds from credit facility borrowings	25,000	860,000	—
Payments for debt issuance costs	—	(14,910)	(7,880)
Dividends paid, net of dividends reinvested	(12,257)	(11,705)	(11,085)
Excess tax benefits from stock compensation	—	—	679
Taxes paid for equity award issuances	(5,411)	(5,097)	(1,885)
Proceeds from issuances of common stock	—	3,373	1,007

Net cash provided by (used in) financing activities	$(29,043)	$617,868	$(42,164)

Net increase (decrease) in cash and cash equivalents	$42,392	$(40,619)	$7,895

Cash and cash equivalents:
Beginning	36,193	76,812	68,917
Ending	$78,585	$36,193	$76,812

Supplemental Cash Flow Information
Cash paid for interest, net of capitalized interest of $1,559 in 2017, $1,374 in 2016, and $436 in 2015	$33,495	$21,187	$6,784
Income taxes paid, net	$20,066	$44,983	$21,119
Accounts payable for purchases and investment in property, plant and equipment	$7,254	$14,386	$5,597

Non-cash investing and financing activities:
In conjunction with the 2016 acquisition of nTelos, the Company issued common stock to acquire non-controlling interests held by third parties in a subsidiary of nTelos. The transaction was valued at $10.4 million.

During the year ended December 31, 2016, the Company reclassified $5.2 million of unamortized loan fees and costs included in deferred charges and other assets to long term debt in connection with the new Term loan A-1 and A-2 borrowing related to the acquisition of nTelos.

During the year ended December 31, 2017, the Company recorded an increase in the fair value of interest rate swaps of $2.0 million, a decrease in deferred tax liabilities of $0.5 million, and an increase to accumulated other comprehensive income of approximately $1.4 million.

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Operations

Description of business: Shenandoah Telecommunications Company and its subsidiaries (collectively, the “Company”) provide wireless personal communications service (“PCS”) under the Sprint brand, and telephone service, cable television, unregulated communications equipment sales and services, and internet access under the Shentel brand.  In addition, the Company leases towers and operates and maintains an interstate fiber optic network.  Pursuant to a management agreement with Sprint and its related parties (collectively, “Sprint”), the Company has been the exclusive Sprint PCS Affiliate providing wireless mobility communications network products and services on the 800 MHz, 1900 MHz and 2.5 GHz spectrum ranges in a multi-state area covering large portions of central and western Virginia, south-central Pennsylvania, West Virginia, and portions of Maryland, North Carolina, Kentucky, Tennessee and Ohio. The Company is licensed to use the Sprint brand name in this territory, and operates its network under the Sprint radio spectrum license. The Company also owns cell site towers built on leased land, throughout this region, and leases space on the owned towers to both affiliates and non-affiliated third-party wireless service providers.

With the 2016 acquisition of nTelos and the subsequent Sprint expansions (see Note 3, Business Combinations and Acquisitions), the Company's wireless network coverage area expanded to include south-central and western Virginia, West Virginia, and small portions of Kentucky, Tennessee and Ohio.

The Company's other operations are located in the four-state region surrounding the Northern Shenandoah Valley of Virginia.

Note 2.  Summary of Significant Accounting Policies

Principles of consolidation:  The accompanying consolidated financial statements include the accounts of Shenandoah Telecommunications Company and all of its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates:  The Company has made a number of estimates and assumptions related to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates made by the Company include, but are not limited to: revenue recognition; estimates of the fair value of stock-based awards; fair value of intangibles and goodwill; depreciable lives of property, equipment; and useful lives of intangible assets. Management reviews its estimates, including those related to recoverability and useful lives of assets as well as liabilities for income taxes and pension benefits.  Changes in facts and circumstances may result in revised estimates, and actual results could differ from those reported estimates and such differences could be material to the Company's consolidated financial position and results of operations.

Cash and cash equivalents:  The Company considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions.  Generally, such investments are in excess of FDIC or SIPC insurance limits.

Inventories:  The Company's inventories consist primarily of items held for resale such as devices and accessories. The Company values its inventory at the lower of cost or net realized value. Inventory cost is computed on an average cost basis. Net realized value is determined by reviewing current replacement cost, marketability and obsolescence.

Property, plant and equipment:  Property, plant and equipment are stated at cost less accumulated depreciation and amortization.  The Company capitalizes all costs associated with the purchase, deployment and installation of property, plant and equipment, including interest costs on major capital projects during the period of their construction.  Maintenance expense is recognized as incurred when repairs are performed that do not extend the life of property, plant and equipment.  Expenses for major renewals and improvements, which significantly extend the useful lives of existing property and equipment, are capitalized and depreciated. Depreciable lives are assigned to assets based on their estimated useful lives.  Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of their useful lives or respective lease terms. The Company takes technology changes into consideration as it assigns the estimated useful lives, and monitors the remaining useful lives of asset groups to reasonably match the remaining economic life with the useful life and makes adjustments when necessary. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. See Note 8, Property, Plant and Equipment, for additional information.

Goodwill and Indefinite-lived Intangible Assets: Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. Cable franchise rights, included in indefinite-lived intangible assets provide us with the non-exclusive right to provide video services in a specified area. While some cable franchises are issued for a fixed time (generally 10 years), renewals of cable franchises have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our cable franchises and as a result we account for cable franchise rights as an indefinite lived intangible asset.

Goodwill and indefinite-lived intangible assets are not amortized, but rather, are is subject to impairment testing annually, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. A qualitative evaluation of our reporting units is utilized to determine whether it is necessary to perform a quantitative two-step impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would be required to perform a two-step quantitative test. If the carrying value of the reporting unit's net assets exceeds the fair value of the reporting unit, then an impairment loss is recorded.

The Company's 2017 impairment tests were based on the operating segment structure, where each operating segment was also considered a reporting unit. During the fourth quarter of 2017 we performed a qualitative assessment for our reporting units that were assigned goodwill. During this assessment, qualitative factors were first assessed to determine whether it was more likely than not that the fair value of the reporting units were less than their carrying amounts. Qualitative factors that were considered included, but were not limited to, macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances, after tax cash flows and market capitalization trends.

Based on our Company's annual impairment evaluations performed during 2017 and 2016, we concluded that there were no indicators of impairment and therefore it was more likely than not that the fair value of the goodwill exceeded its carrying amount, for each reporting unit.

Finite-lived Intangible Assets: Whenever events or changes in circumstances require, the Company reviews its finite-lived intangible assets for impairment. Intangible assets are included in the Company's impairment testing and in the event the Company identifies impairment, the intangible assets are written down to their fair values.

Intangible assets typically have finite useful lives that are amortized over their useful lives and primarily consist of affiliate contract expansion, acquired subscribers-cable, and off market leases.  Affiliate contract expansion and acquired subscribers-cable intangibles are amortized over the period in which those relationships are expected to contribute to our future cash flows and are also reduced by management fee waiver credits received from Sprint in connection with the 2017 non-monetary exchange. Other finite-lived intangible assets, are generally amortized using the straight-line method of amortization. Such finite-lived intangible assets are subject to the impairment provisions of ASC 360, where impairment is recognized and measured only if there are events and circumstances that indicate that the carrying amount may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset group. An impairment loss is recorded if after determining that it is not recoverable, the carrying amount exceeds the fair value of the asset.

Finite-lived intangible assets and liabilities are being amortized over the following periods:

Useful Life
Affiliate contract expansion	4 - 14 years
Favorable and unfavorable leases - wireless	1 - 28 years
Acquired subscribers - cable	3 - 10 years
Other intangibles	15 - 20 years

There were no impairment charges on intangible assets for the years ended December 31, 2017, or 2016.

Valuation of long-lived assets: Long‑lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  If the Company determines that an asset group may not be recoverable, an impairment charge is recorded. There were no impairment charges on long-lived assets for the years ended December 31, 2017, 2016 or 2015.

Business combinations: Business combinations, including purchased intangible assets, are accounted for at fair value. Acquisition costs are expensed as incurred and recorded in general and administrative expenses. The fair value amount assigned to intangible assets is based on an exit price from a market participant's viewpoint, and utilizes data such as discounted cash flow analysis and replacement cost models. The Company's best estimates are employed in determining the assumptions used to derive acquisition date fair value.

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

Advertising Costs: The Company expenses advertising costs and marketing production costs as incurred and includes such costs within selling, general and administrative expenses in the consolidated statements of operations.  Advertising expense for the years ended December 31, 2017, 2016 and 2015 was $15.5 million, $12.2 million and $7.3 million, respectively.

Income taxes:  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company evaluates the recoverability of tax assets generated on a state-by-state basis from net operating losses apportioned to that state.  The Company uses a more likely than not threshold to make that determination and has concluded that at December 31, 2017 and 2016, a valuation allowance against certain state deferred tax assets is necessary, as discussed in Note 15, Income Taxes. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company’s policy is to record interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses.

Retirement Plans: Through the Company’s acquisition of nTelos, the Company assumed nTelos’ non-contributory defined benefit pension plan (“Pension Plan”) covering all employees who met eligibility requirements and were employed by nTelos prior to October 1, 2003 ("participants"). The Pension Plan was closed to nTelos employees hired on or after October 1, 2003. Pension benefits vested after five years of plan service and were based on years of service and an average of the five highest consecutive years of compensation subject to certain reductions if the employee retires before reaching age 65 and elects to receive the benefit prior to age 65. Effective December 31, 2012, nTelos amended the Pension Plan to freeze future benefit plan accruals for participants.

As of December 31, 2017 and 2016, the fair value of our pension plan assets and certain other postretirement benefits in aggregate was $22.6 million and $24.1 million, respectively, and the fair value of our projected benefit obligations in aggregate was $28.2 million and $34.4 million, respectively. As a result, the plans were underfunded by approximately $5.6 million and $10.3 million at December 31, 2017 and 2016, respectively, and were recorded as a net liability in our consolidated balance sheets.

The change in the net liability of the plan in 2017 was affected primarily by a lump-sum payout offer. During 2017, the Company amended the Pension Plan to include an opportunity for participants to elect to receive a lump-sum payout of vested pension benefits in lieu of receiving any future pension benefits, ("the lump-sum payout offer"). The lump-sum payout offer was concluded during 2017 and was accounted for as a settlement and the future pension obligation was remeasured in the fourth quarter of 2017 following the payout of all elected lump-sum payments. The Company recorded a net gain on the aforementioned settlement and re-measurement of approximately $1.1 million.

The Company intends to make future cash contributions to the pension plan in amounts necessary to meet minimum funding requirements according to applicable benefit plan regulations.

Stock Compensation: The Company maintains two shareholder-approved Company Stock Incentive Plans allowing for the grant of equity based incentive compensation to essentially all employees.  The 2005 Plan authorized grants of up to 2,880,000 shares over a ten-year period beginning in 2005.  The term of the 2005 Plan expired in February 2014; outstanding awards will continue to vest and options may continue to be exercised, but no additional awards will be granted under the 2005 Plan. The 2014 Plan authorizes grants of up to an additional 3,000,000 shares over a ten-year period beginning in 2014. Under these Plans, grants may take the form of stock awards, awards of options to acquire stock, stock appreciation rights, and other forms of equity based compensation; both options to acquire stock and stock awards were granted.

The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model, based on several assumptions including the risk-free interest rate, volatility, expected dividend yield and expected term.

The fair value of each restricted stock unit award is calculated using the share price at the date of grant. Restricted stock units generally have service requirements only or performance and service requirements with vesting periods ranging from one to four years. Employees and directors who are granted restricted stock units are not required to pay for the shares but generally must remain employed with the Company, or continue to serve as a member of the Company’s board of directors, until the restrictions lapse, which is typically four years for employees and one year for directors.

Compensation Costs

The cost of employee services received in exchange for share-based awards classified as equity is measured using the estimated fair value of the award on the date of the grant, and that cost is recognized over the period that the award recipient is required to provide service in exchange for the award. Share-based compensation cost related to awards with graded vesting is recognized using the straight-line method.

Pre-tax share and stock-based compensation charges from our incentive plans included in net income (loss) were as follows:

(in thousands)	2017	2016	2015
Stock compensation expense	$4,184	$3,506	$2,719
Capitalized stock compensation	604	485	386
Stock compensation expense, net	3,580	3,021	2,333

Excess tax benefits, net of deficiencies	$3,314	$1,709	$679

As of December 31, 2017, there was $2.5 million of total unrecognized compensation cost related to non-vested incentive awards that are expected to be recognized over a weighted average period of 2.5 years.

Adoption of New Accounting Principles

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company's consolidated financial statements and note disclosures, that would be expected to impact the Company except for the following:

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09 (Topic 606), “Revenue from Contracts with Customers” which among other things, requires companies to identify contractual performance obligations and recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods and services.

We adopted the new revenue guidance effective January 1, 2018, using the modified retrospective method by recognizing a cumulative adjustment to retained earnings. Based on the Company’s evaluation, which has not been finalized, we do not expect the adoption of this standard to have a material impact on our results of operations or cash flows in the periods after adoption.

A significant focus of the adoption of the new standard relates to our assessment of the Sprint affiliate agreement as a series of performance obligations to provide continuous network access and that Sprint, not the end subscriber, meets the definition of a customer under Topic 606. The revenues we earn under the affiliate agreement are variable based on Sprint’s underlying subscriber activity.

A summary of the most significant changes that will be implemented in 2018 in connection with the standard are presented below.

Changes to Presentation of Revenue and Expenses:

•
Certain amounts payable to Sprint for the reimbursement of costs incurred by Sprint in their national sales channel (commissions and fulfillment costs) and to provide on-going service to their prepaid customers in our territory were historically recorded as expense when incurred. Under Topic 606, these amounts represent consideration payable to our customer and will be recorded as a reduction of revenue as we do not separate goods or services that are distinct from the services we provide. In 2017 these amounts were approximately $63.5 million for the national sales channel cost and $16.9 million for the on-going service to Sprint's prepaid customers. As result of applying Topic 606, these amounts will be reclassified from operating expenses to a reduction of revenue.

•
Costs incurred by the Company for the sale of devices under Sprint’s device financing and lease programs were previously recorded against revenue. Under Topic 606, these device costs will be reclassified to cost of goods and services. These amount were approximately $63.8 million in 2017.

Changes to Timing of Recognition of Revenue and Related Costs:

•
Certain amounts payable to Sprint for the reimbursement of costs incurred by Sprint in their national sales channel will be deferred over the expected period of benefit versus expenses when incurred. We do not expect this change to have a material impact.

•
Installation revenues in the cable and wireline's segments will be recognized over a shorter period of benefit rather than over the estimated customer life. We do not expect this change to have a material impact on the timing of the recognition of revenue.

•
In our cable and wireline segments, commissions and other direct and incremental costs to fulfill a contract, which historically have been expensed when incurred, will be deferred and recognized over the expected period of benefit. We do not expect this change to have a material impact.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” In addition to the presentation and disclosure requirements for financial instruments, ASU 2016-01 requires entities to measure equity investments, other than those accounted for under the equity method, at fair value and recognize changes in fair value in net income. Entities will no longer be able to use the cost method of accounting for equity securities. However, for equity investments without readily determinable fair values that do not qualify for the practical expedient to estimate fair value using net asset value per share, entities may elect a measurement alternative that will allow those investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. Entities must record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the standard is adopted, except for equity investments without readily determinable fair values, for which the guidance will be applied prospectively. The guidance under ASU 2016-01 is effective for annual and interim periods beginning after December 15, 2017.  The Company has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous generally accepted accounting principles.  The ASU is effective on January 1, 2019, and early application is permitted.  Modified retrospective application is required.  The Company plans to adopt this standard when it becomes effective for the Company beginning January 1, 2019, and expects the adoption of this standard will result in the recognition of right of use assets and lease liabilities that have not previously been recorded, which will have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". The ASU is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the Consolidated Statement of Cash Flows by providing guidance on eight specific cash flow issues. The Company intends to adopt the standard retrospectively on the effective date of January 1, 2018 and does not expect the adoption of the ASU to have a material effect.

In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The ASU is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements. The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". This update is intended to simplify hedge accounting by better aligning an entity’s financial reporting for hedging relationships with its risk management activities. The ASU also simplifies the application of the hedge accounting guidance. The ASU is effective on January 1, 2019, with early adoption permitted. For cash flow hedges existing at the adoption date, the standard requires adoption on a modified retrospective basis with a cumulative-effect adjustment to the Consolidated Balance Sheet as of the beginning of the year of adoption, to the extent any ineffectiveness was previously recognized. The amendments to presentation guidance and disclosure requirements under this update are required to be adopted prospectively. The Company has not yet determined the effect of the ASU on the Company's consolidated financial statements, nor has transition date been determined.

Note 3.	Business Combinations and Acquisitions

Acquisition of NTELOS Holdings Corp. and Exchange with Sprint

On May 6, 2016, (the "acquisition date"), the Company completed its acquisition of NTELOS Holdings Corp.  nTelos, was a regional provider of wireless telecommunications solutions and was acquired to expand the Company's wireless service area and subscriber base, thus strengthening the Company's relationship with Sprint.

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

Transaction costs in connection with the acquisition were expensed as incurred and are included in acquisition, integration and migration expenses in the consolidated statement of operations. The results of operations related to nTelos are included in our consolidated statements of operations beginning from the acquisition date.

The Company accounted for the acquisition of nTelos under the acquisition method of accounting, in accordance with FASB's ASC 805, “Business Combinations”, and has accounted for measurement period adjustments under ASU 2015-16, “Simplifying the Accounting for Measurement Period Adjustments”.  Estimates of fair value included in the consolidated financial statements, in conformity with ASC 820, "Fair Value Measurements and Disclosures", represent the Company's best estimates and valuations. In accordance with ASC 805, "Business Combinations", the allocation of the consideration value was subject to adjustment until the Company completed its analysis, in a period of time, but not to exceed one year after the date of acquisition, or May 6, 2017, in order to provide the Company with the time to complete the valuation of its assets and liabilities. The Company has completed and finalized its analysis and allocation of the consideration value to assets acquired and liabilities assumed.

The following table summarizes the final purchase price allocation to assets acquired and liabilities assumed, including measurement period adjustments:

(in thousands)	Initial Estimate	Measurement Period Adjustments	Purchase Price Allocation
Accounts receivable	$48,476	$(1,242)	$47,234
Inventory	3,810	762	4,572
Restricted cash	2,167	—	2,167
Investments	1,501	—	1,501
Prepaid expenses and other assets	14,835	—	14,835
Building held for sale	4,950	—	4,950
Property, plant and equipment	223,900	3,347	227,247
Spectrum licenses	198,200	—	198,200
Acquired subscribers - wireless	198,200	7,746	205,946
Favorable lease intangible assets	11,000	6,029	17,029
Goodwill	151,627	(5,244)	146,383
Other long term assets	10,288	555	10,843
Total assets acquired	$868,954	$11,953	$880,907

Accounts payable	8,648	(105)	8,543
Advanced billings and customer deposits	12,477	—	12,477
Accrued expenses	25,230	(2,089)	23,141
Capital lease liability	418	—	418
Deferred tax liabilities	124,964	4,327	129,291
Retirement benefits	19,461	(263)	19,198
Other long-term liabilities	14,056	6,029	20,085
Total liabilities assumed	$205,254	$7,899	$213,153

Net assets acquired	$663,700	$4,054	$667,754

Concurrently with acquiring nTelos, the Company completed its previously announced transaction with SprintCom, Inc., a subsidiary of Sprint.  Pursuant to this transaction, among other things, the Company exchanged spectrum licenses, valued at
$198.2 million and wireless subscribers, valued at $205.9 million, acquired from nTelos with Sprint, and received an expansion of its affiliate service territory valued at approximately $405.0 million. These exchanges were accounted for in accordance with ASC 845, “Nonmonetary Transactions”. The expansion intangible was measured at fair valued using an income based model, the Excess Earnings Method, and considered cash flows to be generated from current and future Sprint subscribers. Further, as the value of assets provided to Sprint exceeded the value of assets received in the non-monetary exchange, the Company and Sprint agreed to waive management fees in an amount of approximately $255.6 million. The cash flow savings associated with the management fee waiver is incorporated in the fair value estimate.

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

Since the acquisition of nTelos occurred, the Company incurred a total of approximately $75.7 million of acquisition, integration and migration expenses associated with this transaction, excluding approximately $23.0 million of debt issuance costs. Such costs included support of back office staff and support functions required while the nTelos legacy customers were migrated to the Sprint billing platform; cost of the handsets that were provided to nTelos legacy customers as they migrated to the Sprint billing platform; severance costs for back office and other former nTelos employees who were not retained permanently; and transaction related fees.  The Company incurred $17.5 million of these costs during the year ended December 31, 2017. These costs include $1.8 million reflected in cost of goods and services and $4.7 million reflected in selling, general and administrative costs in the year ended December 31, 2017.

The amounts of operating revenue and income or loss before income taxes related to the former nTelos entity are not readily determinable due to intercompany transactions, allocations and integration activities that have occurred in connection with the operations of the combined company.

The following table presents the unaudited pro forma information, based on estimates and assumptions that the Company believes to be reasonable, for the Company as if the acquisition of nTelos had occurred at the beginning of each period presented:

(in millions)	Year Ended December 31, 2016	Year Ended December 31, 2015
Operating revenues	$646,769	$678,475
Income (loss) before income taxes	$2,989	$54,716

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

•
the effect of other changes to revenues and expenses due to various provisions of the affiliate agreement and the elimination of non-recurring transaction related expenses incurred by the Company and nTelos;

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

•	incremental amortization due to the affiliate contract expansion intangible asset.

The value of the affiliate agreement expansion discussed above is based on changes to the amended affiliate agreement that include:

•	an increase in the price to be paid by Sprint from 80% to 90% of the entire business value if the affiliate agreement is not renewed;

•	extension of the affiliate agreement with Sprint by five years to 2029;

•	expanded territory in the nTelos service area;

•	rights to serve all future Sprint customers in the affiliate service territory;

•	the Company's commitment to upgrade certain coverage and capacity in its newly acquired service area; and

•
a reduction of the management fee charged by Sprint under the amended affiliate agreement; not to exceed $4.2 million in an individual month until the total waived fee equals approximately $255.6 million.

Acquisition of "Parkersburg" Expansion Area

On April 6, 2017, the Company expanded its affiliate service territory, under its agreements with Sprint, to include certain areas in North Carolina, Kentucky, Maryland, Ohio and West Virginia, for total consideration of $6.0 million.  The expanded territory includes the Parkersburg, WV, Huntington, WV, and Cumberland, MD, basic trading areas. Approximately 25,000 Sprint retail and former nTelos postpaid and prepaid subscribers in the new basic trading areas became Sprint-branded affiliate customers managed by the Company.

Note 4.  Customer Concentration

Significant Contractual Relationship

In 1999, the Company executed a Management Agreement (the “Agreement”) with Sprint whereby the Company committed to construct and operate a PCS network using CDMA air interface technology.  Under the Agreement, the Company was the exclusive PCS Affiliate of Sprint providing wireless mobility communications network products and services on the 1900 MHz band in its territory across a multi-state area covering large portions of central and western Virginia, south-central Pennsylvania, West Virginia, and portions of Maryland, North Carolina, Kentucky, Tennessee and Ohio. With the recent acquisition of nTelos, the Company’s wireless service area has expanded to include south-central and western Virginia, West Virginia, and small portions of Kentucky and Ohio. The Company is authorized to use the Sprint brand in its territory, and operate its network under Sprint’s radio spectrum licenses.  As an exclusive PCS Affiliate of Sprint, the Company has the exclusive right to build, own and maintain its portion of Sprint’s nationwide PCS network, in the aforementioned areas, to Sprint’s specifications.  The term of the Agreement was initially set for 20 years and was automatically renewable for three 10-year options, unless terminated by either party under provisions outlined in the Agreement.  Upon non-renewal by either party, the Company has the obligation to sell the business at 90% of “Entire Business Value” (“EBV”) as defined in the Agreement.  EBV is defined as i) the fair market value of a going concern paid by a willing buyer to a willing seller; ii) valued as if the business will continue to utilize existing brands and operate under existing agreements; and, iii) valued as if Manager (Shentel)  owns the spectrum.  Determination of EBV is made by an independent appraisal process.

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

During 2015, effective January 1, 2016, the Company amended its Agreement with Sprint in order to better allocate certain costs covered by the Net Service Fee and extended the initial term to 2029.  The Net Service Fee was reduced to 8.6%, and certain costs and revenues previously included within the Net Service Fee were broken out of the Net Service Fee and are separately settled.  Separately settled revenues primarily consist of revenues associated with Sprint’s wholesale subscribers using the Company’s network and net travel revenue.  In addition, the Company is charged for the costs of subsidized handsets sold through Sprint’s national channels as well as commissions paid by Sprint to third-party resellers in our service territory.  Additionally, during 2015, the Company received access to certain 2.5GHz spectrum.

Effective with the acquisition of nTelos on May 6, 2016, the Company amended its Agreement with Sprint to expand the Company’s service area to include most of the nTelos territory. The Company agreed to complete nTelos’ network upgrade to 4G and expand coverage and capacity throughout the nTelos territory. Additionally, Sprint agreed to waive a portion of the Management Fee charged an amount of approximately $255.6 million.
Accounts Receivable

Accounts receivable are recorded at the invoiced amount and generally do not bear interest.  Accounts receivable are concentrated among customers within the Company's geographic service area and large telecommunications companies.

The Company has one major customer relationship with Sprint that is a significant source of revenue.

Accounts receivable from significant clients, those representing 10% or more of total accounts receivable for the dates noted, is summarized below:

	December 31,
	2017	2016
Sprint	$43,405	$57,100
% of total accounts receivable	80%	82%

Correspondingly, revenue from significant clients, those representing 10% or more of total revenue for the respective periods, is summarized as follows:

	Year Ended December 31,
	2017	2016	2015
Sprint	72%	69%	56%

Note 5.  Earnings (Loss) Per Share ("EPS")

Basic EPS was computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share was computed under the treasury stock method, assuming the conversion as of the beginning of the period, for all dilutive stock options. Diluted EPS was computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Potentially dilutive securities include stock options and restricted stock units and shares that the Company is contractually obligated to issue in the future.

The following table indicates the computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Calculation of net income (loss) per share:
Net income (loss)	$66,390	$(895)	$40,864
Weighted average shares outstanding	49,150	48,807	48,388
Basic income (loss) per share	$1.35	$(0.02)	$0.84

Effect of stock options outstanding:
Basic weighted average shares outstanding	49,150	48,807	48,388
Effect from dilutive shares and options outstanding	876	—	636
Diluted weighted average shares outstanding	50,026	48,807	49,024
Diluted income (loss) per share	$1.33	$(0.02)	$0.83

Due to the net loss for the year ended December 31, 2016, no adjustment was made to basic shares, for potentially dilutive securities, as such an adjustment would have been anti-dilutive.

The computation of diluted EPS does not include certain unvested awards, on a weighted average basis, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect are as follows:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Awards excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive	21	800	92

Note 6.  Investments

At December 31, 2017 and 2016, other investments, comprised of equity securities which do not have readily determinable fair values, consist of the following:

	December 31,	December 31,
(in thousands)	2017	2016
Cost method:
CoBank	$6,818	$6,177
Other – Equity in other telecommunications partners	811	742
	7,629	6,919
Equity method:
Other	564	450
	564	450
Total other investments	$8,193	$7,369

The classifications of debt and equity securities are determined by management at the date individual investments are acquired.  The appropriateness of such classification is periodically reassessed.  The Company monitors the fair value of all investments, and based on factors such as market conditions, financial information and industry conditions, the Company reflects impairments in values when warranted.  The classification of those securities and the related accounting policies are as follows:

Investments Carried at Fair Value: Investments in equity and bond mutual funds and investment trusts held within the Company’s rabbi trust, which is related to the Company’s unfunded Supplemental Executive Retirement Plan, ("SERP"), are reported at fair value using net asset value per share.  The Company has elected to recognize unrealized gains and losses on investments carried at fair value in earnings, pursuant to the fair value option in ASC 820, "Fair Value Measurement".

Investments Carried at Cost:  Investments in common stock in which the Company does not have a significant ownership (less than 20%) and for which there is no ready market, are carried at cost. This category includes required investments to obtain services, primarily with CoBank.  Information regarding investments carried at cost is reviewed for evidence of impairment.  Impairments, if any, are charged to earnings and a new cost basis for the investment is established. The Company’s investment in CoBank increased $689 thousand and $540 thousand in the years ended December 31, 2017 and 2016, respectively, due to the ongoing equity-based patronage earned from the outstanding investment and loan balances the Company has with CoBank.

Equity Method Investments:  Investments in the equity of partnerships and in unconsolidated corporations where the Company's ownership is 20% or more, but less than 50%, or where the Company otherwise has the ability to exercise significant influence, are reported under the equity method.  Under this method, the Company's equity in earnings or losses of investees is reflected in earnings.  Distributions received reduce the carrying value of these investments.  The Company recognizes a loss when there is a decline in value of the investment which is other than a temporary decline.

The Company's investments carried at fair value consisted of:

	December 31,	December 31,
(in thousands)	2017	2016
Taxable bond funds	$—	$24
Domestic equity funds	2,856	2,787
International equity funds	423	96
	$3,279	$2,907

Investments carried at fair value were acquired under a rabbi trust arrangement related to the Company’s SERP.  The Company purchases investments in the trust to mirror the investment elections of participants in the SERP. The Company recorded gains of $450 thousand and $143 thousand in 2017 and 2016, respectively, and losses of $141 thousand in 2015. Fair values for these investments are determined by quoted market prices (“Level 2 fair values”) for the underlying mutual funds, which may be based upon net asset value. Gains and losses on the investments in the trust are reflected as increases or decreases in the liability owed to the participants. The increases or decreases to the liability are recorded as pension expense included within "Non-operating income (loss), net" in our consolidated statements of operations.

Note 7. Fair Value Measurements

The Company applies ASC 820-10, "Fair Value Measurements and Disclosures", which defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and expands required disclosures about fair value measurements. This guidance requires the Company to classify and disclose assets and liabilities measured at fair value on a recurring basis, as well as fair value measurements of assets and liabilities measured on a nonrecurring basis in periods subsequent to initial measurement, in a three-tier fair value hierarchy as described below.

The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance describes three levels of inputs that may be used to measure fair value:

Level 1-Financial assets and liabilities whose values are based on unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2-Financial assets and liabilities whose values are based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3-Financial assets and liabilities whose values are based on unobservable inputs for the asset or liability.

Financial instruments are defined as cash, or other financial instruments to a third party. The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, investments carried at fair value, accounts payable and accrued liabilities approximate fair value due to their short-term nature. The Company's Credit Facilities (as defined in Note 13, Long-Term Debt, below) and interest rate swaps approximate fair value because of their floating rate structure.

Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value on a recurring basis. See Note 10, Derivatives and Hedging, for additional information. The Company measures its interest rate swaps at fair value and recognizes such derivative instruments as either assets or liabilities on the Company’s consolidated balance sheet.  Changes in the fair value of swaps are recognized in other comprehensive income, as the Company has designated these swaps as cash flow hedges for accounting purposes. The Company entered into these swaps to manage a portion of its exposure to interest rate movements by converting a portion of its variable rate long-term debt to fixed rate debt.

The following tables present the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2017 and 2016:

(in thousands)	For the year ended December 31, 2017
Balance sheet location:	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$150	$—	$—	$150
Prepaid expenses & other:
Interest rate swaps	—	2,411	—	2,411
Deferred charges & other assets, net:
Interest rate swaps	—	10,776	—	10,776
Total	$150	$13,187	$—	$13,337

(in thousands)	For the year ended December 31, 2016
Balance sheet location:	Level 1	Level 2	Level 3	Total
Prepaid expenses & other:
Interest rate swaps	—	12,118	—	12,118
Accrued liabilities and other:
Interest rate swaps	—	(895)	—	(895)
Total	$—	$11,223	$—	$11,223

The Company determines the fair value of its security holdings based on pricing from its vendors. The valuation techniques used to measure the fair value of financial instruments having Level 2 inputs were derived from non-binding consensus prices that are corroborated by observable market data or quoted market prices for similar instruments. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs).

The Company has certain non-marketable long-term investments for which it is not practicable to estimate fair value with a total carrying value of $8.2 million and $7.4 million as of December 31, 2017 and 2016, respectively, of which $6.8 million and $6.2 million, respectively, represents the Company’s investment in CoBank. This investment is primarily related to patronage distributions of restricted equity and is a required investment related to the portion of the Credit Facility held by CoBank. This investment is carried under the cost method.

Note 8.  Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2017 and 2016:

	Estimated	December 31,	December 31,
	Useful Lives	2017	2016
		(in thousands)
Land		$6,418	$13,057
Buildings and structures	10 – 40 years	195,540	115,960
Cable and wire	4 – 40 years	286,999	235,471
Equipment and software	2 – 17 years	730,228	720,830
Plant in service		1,219,185	1,085,318
Plant under construction		62,202	73,759
Total property, plant and equipment		1,281,387	1,159,077
Less accumulated amortization and depreciation		595,060	460,955
Property, plant and equipment, net		$686,327	$698,122

Depreciation expense for the years ended December 31, 2017, 2016, and 2015, was $151.1 million, $124.0 million, and $69.3 million, respectively. The Company leases fiber under indefeasible right of use agreements, (IRUs). The value of the Company's IRUs, which are classified as capital lease agreements that were included in property, plant and equipment, net as of December 31, 2017 was $5.9 million.

At December 31, 2017 and 2016, the Company had unamortized capitalized software costs for software in service of $28.0 million and $15.7 million, respectively.

At December 31, 2017 and 2016, plant under construction consisted primarily of equipment and software, which was not placed into service.

Note 9. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the year ended December 31, 2017 are shown below:

(in thousands)	December 31, 2016	Measurement Period Adjustments	December 31, 2017
Goodwill - Wireline segment	$10	$—	$10
Goodwill - Cable segment	104	—	104
Goodwill - Wireless segment	145,142	1,241	146,383
Goodwill	$145,256	$1,241	$146,497

Intangible assets consist of the following at December 31, 2017 and 2016:

	2017			2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizing intangibles:
Cable franchise rights	$64,334	$—	$64,334	$64,334	$—	$64,334
Railroad crossing rights	141	—	141	97	—	97
	64,475	—	64,475	64,431	—	64,431

Finite-lived intangibles:
Affiliate contract expansion - wireless	410,157	(105,964)	304,193	404,957	(32,768)	372,189
Favorable leases - wireless	13,103	(1,222)	11,881	16,950	(1,130)	15,820
Acquired subscribers – cable	25,265	(25,100)	165	25,265	(24,631)	634
Other intangibles	463	(198)	265	2,212	(754)	1,458
Total finite-lived intangibles	448,988	(132,484)	316,504	449,384	(59,283)	390,101
Total intangible assets	$513,463	$(132,484)	$380,979	$513,815	$(59,283)	$454,532

For the years ended December 31, 2017, 2016 and 2015, amortization expense, related to intangible assets was approximately $27.4 million, $34.9 million and $1.4 million, respectively. Affiliate contract expansion is amortized over the expected benefit period and is further reduced by the amount of waived management fees received from Sprint which totaled $60.7 million since May 6, 2016, the date of the non-monetary exchange. Unfavorable leases in the wireless segment total $3.2 million and are included in deferred lease and amortized to rent expense.

During 2017, the Company determined that benefits received from acquired subscribers, which were previously reported as an intangible asset with a net carrying value of $102 million as of December 31, 2016, were not separable from the benefits to be received under the affiliate expansion agreement.  Accordingly the Company combined the intangible asset previously reported as acquired subscribers with the affiliate contract expansion intangible during 2017 and has amended the comparable amounts presented as of December 31, 2016.

Aggregate amortization expense, including amortization classified as a rent expense, for intangible assets for the periods shown is expected to be as follows:

Year Ending December 31,	Total	Amount Reflected as Rent Expense	Amount Reflected as Amortization Expense
	(in thousands)
2018	$21,700	$916	$20,784
2019	17,106	843	16,263
2020	14,193	800	13,393
2021	11,483	800	10,683
2022	10,040	800	9,240
thereafter	47,034	7,722	39,312
Total	$121,556	$11,881	$109,675

Affiliate contract expansion will be further reduced by approximately $194.9 million for waived management fees as such are received from Sprint. Amortization of the unfavorable lease liability in the Wireless segment, to be classified as rent expense, is expected to be $3.2 million.

Note 10.  Derivatives and Hedging

The Company uses derivative financial instruments to manage its exposure to interest rate risk for its long-term variable-rate debt. The Company does not use derivative financial instruments for trading or speculative purposes. Credit risk related to derivative financial instruments is considered minimal and is managed through the use of four counterparties with high credit standards and periodic settlements of positions.

The Company's derivatives are instrument interest rate swaps, designated as cash flow hedges, that involve the receipt of variable-rate amounts from a counter parties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The Company entered into a pay-fixed, receive-variable interest rate swap of $174.6 million of notional principal in September 2012.  This interest rate swap was designated as a cash flow hedge.  The outstanding notional amount of this cash flow hedge was $117.9 million and $135.3 million as of December 31, 2017 and 2016, respectively.  The outstanding notional amount decreases based upon scheduled principal payments on the 2012 debt.

In May 2016, the Company entered into a pay-fixed, receive-variable interest rate swap of $256.6 million of notional principal with three counterparties.  This interest rate swap was designated as a cash flow hedge.  The outstanding notional amount of this cash flow hedge was $300.4 million and $301.1 million as of December 31, 2017 and 2016, respectively.  The outstanding notional amount increases based upon draws made under a portion of the Company's Term Loan A-2 debt and as the 2012 interest rate swap's notional principal decreases, and the outstanding notional will decrease as the Company makes scheduled principal payments on the 2016 debt. In combination with the swap entered into in 2012 described above, the Company is hedging approximately 50% of the outstanding debt.

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

Amounts reported in accumulated other comprehensive income related to the interest rate swap designated and that qualify as a cash flow hedge are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 31, 2017, the Company estimates that $2.4 million will be reclassified as a reduction of interest expense during the next twelve months.

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheet:

(in thousands)	December 31, 2017	December 31, 2016
Balance Sheet Location of Derivative Financial Instruments:
Prepaid expenses and other	$2,411	$—
Deferred charges and other assets, net	10,776	12,118
Accrued liabilities and other	—	(895)
Total derivatives designated as hedging instruments	$13,187	$11,223

The table below summarizes changes in accumulated other comprehensive income by component for the twelve months ended December 31, 2017:

(in thousands)	Gains (Losses) on Cash Flow Hedges	Income Tax (Expense) Benefit	Accumulated Other Comprehensive Income (Loss), net of taxes
Balance as of December 31, 2016	$11,223	$(4,435)	$6,788
Net change in unrealized gain (loss)	2,390	(636)	1,754
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	(426)	114	(312)
Net current period other comprehensive income (loss)	1,964	(522)	1,442
Balance as of December 31, 2017	$13,187	$(4,957)	$8,230

Note 11.	Accrued Liabilities

Accrued liabilities and other, classified as current liabilities, include the following:

(in thousands)	December 31, 2017	December 31, 2016
Sales and property taxes payable	$3,872	$6,628
Severance accrual	1,028	4,267
Asset retirement obligations	492	5,841
Accrued programming costs	2,805	2,939
Other current liabilities	5,717	9,410
Accrued liabilities and other	$13,914	$29,085

Other liabilities, classified as long-term liabilities, include the following:

(in thousands)	December 31, 2017	December 31, 2016
Non-current portion of deferred revenues	$14,030	$8,933
Straight-line management fee waiver	—	11,974
Other	1,263	2,836
Other liabilities	$15,293	$23,743

The Company's asset retirement obligations are included in the balance sheet caption "Asset retirement obligations" and "Accrued liabilities and other". The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement and removal of leasehold improvements or equipment.  The Company also records a corresponding asset, which is depreciated over the life of the leasehold improvement or equipment.  Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.  The terms associated with its operating leases, and applicable zoning ordinances of certain jurisdictions, define the Company’s obligations which are estimated and vary based on the size of the towers.

Changes in the liability for asset retirement obligations for the years ended December 31, 2017, 2016 and 2015 are summarized below:

	Years Ended December 31,
	2017	2016	2015
(in thousands)
Balance at beginning of year	$21,507	$7,266	$6,928
Liabilities acquired in acquisition	—	14,056	—
Additional liabilities accrued	2,404	157	490
Changes to prior estimates	(1,695)	—	(467)
Payments made	(1,296)	(609)	(77)
Accretion expense	783	637	392
Balance at end of year	$21,703	$21,507	$7,266

Note 12.  Commitments and Contingencies

The Company leases land, buildings and tower space under various non-cancelable agreements, which expire between the years 2018 and 2043 and require various minimum annual rental payments.  These leases typically include renewal options and escalation clauses. In general, tower leases have five or ten year initial terms with four renewal terms of five years each. The other leases generally contain certain renewal options for periods ranging from five to twenty years.

Future minimum lease payments under non-cancelable operating leases, including renewals that are reasonably assured at the inception of the lease, with initial variable lease terms in excess of one year as of December 31, 2017, are as follows:

Year Ending	Amount
(in thousands)
2018	$52,527
2019	52,224
2020	52,186
2021	52,310
2022	52,576
2023 and after	221,445
$483,268

The Company’s total rent expense under operating leases was $53.1 million, $43.8 million, and $16.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the lease term which includes renewals that are reasonably assured at lease inception, with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense.

As lessor, the Company has leased buildings, tower space and telecommunications equipment to other entities under various non-cancelable agreements, which require various minimum annual payments.

The total minimum rental receipts under lease agreements at December 31, 2017 are as follows:

Year Ending	Amount
(in thousands)
2018	$6,245
2019	5,858
2020	5,317
2021	3,329
2022	2,167
2023	1,556
$24,472

The Company’s total rental income was $7.2 million, $7.2 million, and $6.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Total rental income includes month-to-month leases which are excluded from the table above.

Legal Proceedings

From time to time the Company is involved in various litigation matters arising out of the normal course of business. The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisers with respect to such matters. Estimating the probable losses or a range of probable losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve discretionary amounts, present novel legal theories, are in the early stages of the proceedings, or are subject to appeal. Whether any losses, damages or remedies ultimately resulting from such matters could reasonably have a material effect on the Company's business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies. The Company's management does not presently expect any litigation matters to have a material adverse impact on the consolidated financial statements of the Company. Legal fees are expensed as incurred.

Note 13.  Long-Term Debt

Total debt consists of the following:

	December 31,	December 31,
(in thousands)	2017	2016
Term loan A-1	436,500	472,875
Term loan A-2	400,000	375,000
	836,500	847,875
Less: unamortized loan fees	14,542	18,610
Total debt, net of unamortized loan fees	$821,958	$829,265

Current maturities of long term debt, net of unamortized loan fees	$64,397	$32,041
Long-term debt, less current maturities, net of unamortized loan fees	$757,561	$797,224

On December 18, 2015, the Company entered into a Credit Agreement (as amended, the “2016 credit agreement”) with various banks and other financial institutions party thereto and CoBank, ACB, as administrative agent for the lenders, providing for three facilities: (i) a five-year revolving credit facility of up to $75 million; (ii) a five-year term loan facility of up to $485 million (Term Loan A-1”); and (iii) a seven-year term loan facility of up to $400 million (“Term Loan A-2”), (collectively our "Credit Facility" or "Credit Facilities").

In connection with the closing of the nTelos acquisition, the Company borrowed (i) $485 million under Term Loan A-1 and (ii) $325 million under Term Loan A-2, which amounts were used to, among other things, fund the payment of the nTelos merger consideration, to refinance, in full, all indebtedness under the Company’s existing credit agreement, to repay existing long-term indebtedness of nTelos and to pay fees and expenses in connection with the foregoing.  In connection with the consummation of the nTelos acquisition, nTelos and its subsidiaries became guarantors under the 2016 credit agreement and pledged their assets as security for the obligations under the 2016 credit agreement.  The 2016 credit agreement also included $75 million available under the Term Loan A-2 as a delayed draw term loan, and as of December 2016, the Company drew $50 million under this portion of the agreement and in January 2017 the Company drew the remaining $25 million. Additionally, the 2016 credit agreement includes a $75 million Revolver Facility and permits the Company to enter into one or more Incremental Term Loan Facilities not to exceed $150 million in the aggregate. At December 31, 2017, no draw had been made under the Revolver Facility and the Company had not entered into any Incremental Loan Facility. The debt issuance costs associated with the Revolver Facility are included in deferred charges and other assets on the balance sheet, and are amortized on a straight-line basis over the life of the Revolver Facility.

As of December 31, 2017, the Company’s indebtedness totaled approximately $822.0 million, net of unamortized loan fees of $14.5 million, with an annualized overall weighted average interest rate of approximately 4.23%.  As of December 31, 2017, the Term Loan A-1 bears interest at one-month LIBOR plus a margin of 2.75%, while the Term Loan A-2 bears interest at one-month LIBOR plus a margin of 3.00%.  LIBOR resets monthly.  These loans are more fully described below. (See Note 18, Subsequent Events).

The Term Loan A-1 requires quarterly principal repayments of $6.1 million, which began on September 30, 2016 and continued through June 30, 2017, increasing to $12.1 million quarterly from September 30, 2017 through June 30, 2020; then increasing to $18.2 million quarterly from September 30, 2020 through March 31, 2021, with the remaining balance due June 30, 2021.  The Term Loan A-2 requires quarterly principal repayments of $10.0 million beginning on September 30, 2018 through March 31, 2023, with the remaining balance due June 30, 2023.

The 2016 credit agreement also required the Company to enter into one or more hedge agreements to manage its exposure to interest rate movements.  The Company elected to hedge the minimum required under the 2016 credit agreement, and entered into a pay-fixed, receive-variable swap on 50% of the aggregate expected principal balance of the term loans outstanding.  The Company will receive one month LIBOR and pay a fixed rate of 1.16%, in addition to the 2.75% initial spread on Term Loan A-1 and the 3.00% initial spread on Term Loan A-2.

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

The Facilities are secured by a pledge by the Company of its stock and membership interests in its subsidiaries, a guarantee by the Company’s subsidiaries other than Shenandoah Telephone Company, and a security interest in substantially all of the assets of the Company and the guarantors.

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

•
a minimum debt service coverage ratio, defined as EBITDA minus certain cash taxes divided by the sum of all scheduled principal payments on the Term Loans and other indebtedness plus cash interest expense, greater than 2.00 to 1.00;

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

As shown below, as of December 31, 2017, the Company was in compliance with the financial covenants in its credit agreements.

	Actual	Covenant Requirement
Total Leverage Ratio	2.93	3.75 or Lower
Debt Service Coverage Ratio	3.73	2.00 or Higher
Minimum Liquidity Balance (in millions)	$151.9	$25 million or Higher

Future maturities of long-term debt principal are as follows:

Year Ending	Amount
(in thousands)
2018	$68,500
2019	88,500
2020	100,625
2021	318,875
2022	40,000
2023	220,000
Total	$836,500

The Company has no fixed-rate debt instruments as of December 31, 2017.  The estimated fair value of the variable-rate debt approximates its carrying value due to its floating interest rate structure.  The fair value of the Company’s interest rate swap was an asset of $13.2 million and $11.2 million at December 31, 2017 and 2016, respectively. (See Note 10, Derivatives and Hedging).

The Company receives patronage credits from CoBank and certain of its affiliated Farm Credit institutions, which are not reflected in the stated rates shown above.  Patronage credits are a distribution of profits of CoBank as approved by its Board of Directors.  During the first quarter of the year, the Company receives patronage credits on its average outstanding CoBank debt balance during the prior fiscal year. The Company accrued $2.8 million in non-operating income in the year ended December 31, 2017, in anticipation of the early 2018 distribution of the credits by CoBank.  Patronage credits have historically been paid in a mix of cash and shares of CoBank stock.  The 2017 payout mix was 75% cash and 25% shares.

Note 14.  Related Party Transactions

ValleyNet, an equity method investee of the Company, resells capacity on the Company’s fiber network under an operating lease agreement.  Additionally, the Company's PCS operating subsidiary leases capacity through ValleyNet.
The following tables summarize the historical transactions that occurred with ValleyNet:

(in thousands)	Years Ended December 31,
Consolidated Statement of Operations and Comprehensive Income	2017	2016	2015
Facility Lease Revenue	$2,201	$2,384	$2,726
Costs of Goods and Services	3,673	3,067	2,391

Consolidated Balance Sheet	December 31, 2017	December 31, 2016
Accounts Receivable related to ValleyNet	$180	$191
Accounts Payable related to ValleyNet	303	448

Note 15.  Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted, substantially changing the U.S. tax system. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The 2017 Tax Act also provides immediate expensing for certain qualified assets acquired and placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including acceleration of tax revenue recognition, additional limitations on deductibility of executive compensation and limitations on the deductibility of interest.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with SAB No. 118.

The changes to existing U.S. tax laws as a result of the 2017 Tax Act, which we believe have the most significant impact on the Company’s federal income taxes for the year ended December 31, 2017 are as follows:

Reduction of the U.S. Corporate Income Tax Rate and Deferred Tax Effects
The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent, resulting in a $53.4 million increase in income tax benefit for the year ended December 31, 2017 and a corresponding $53.4 million decrease in net deferred tax liabilities as of December 31, 2017. While we have made a reasonable estimate of the impact of the 2017 Tax Act on deferred tax assets and liabilities, that estimate could change as we complete our analyses of all impacts of the 2017 Tax Act, including, but not limited to, our calculation of immediate expensing for certain qualified assets acquired and placed into service after September 27, 2017, additional limitations on deductibility of executive compensation and the state tax effect of adjustments made to federal temporary differences. As we finalize our analysis of the tax law changes in the 2017 Tax Act, including the impact on our current year tax return filing positions throughout the 2018 fiscal year, we will update our provisional amounts for this remeasurement.

The Company will continue to analyze the effects of the 2017 Tax Act on its financial statements and operations. Additional impacts, discussed above, will be recorded as they are identified during the measurement period as provided for in SAB 118, which extends to one year from the enactment date.

Total income taxes for the years ended December 31, 2017, 2016 and 2015 were allocated as follows:

	Years Ended December 31,
	2017	2016	2015
(in thousands)
Income tax (benefit) expense on continuing operations	$(53,133)	$2,840	$27,726
Shareholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	—	—	(679)
Other comprehensive income for changes in cash flow hedge	522	4,162	(476)
	$(52,611)	$7,002	$26,571

The Company and its subsidiaries file income tax returns in several jurisdictions.  The provision for the federal and state income taxes attributable to income from continuing operations consists of the following components:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Current expense
Federal taxes	$1,552	$44,779	$23,579
State taxes	(630)	10,936	5,275
Total current provision	922	55,715	28,854
Deferred expense (benefit)
Federal taxes	(52,886)	(47,056)	(744)
State taxes	(1,169)	(5,819)	(384)
Total deferred provision	(54,055)	(52,875)	(1,128)
Income tax expense (benefit) on continuing operations	$(53,133)	$2,840	$27,726
Effective tax rate	(400.8)%	146.0%	40.4%

A reconciliation of income taxes determined by applying the federal and state tax rates to income from continuing operations is as follows for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
($ in thousands)
Computed “expected” tax expense (35%)	$4,640	$681	$24,007
State income taxes, net of federal tax effect	(1,129)	6	3,179
Changes in state DTL for mergers	—	3,320	—
Excess share based compensation	(3,314)	(1,709)	—
Nondeductible merger expenses	—	801	—
Revaluation of U.S. deferred income taxes	(53,449)	—	—
Other, net	119	(259)	540
Income tax expense (benefit) on continuing operations	$(53,133)	$2,840	$27,726

The effective tax rate decreased in 2017 primarily due to approximately $53.4 million of tax benefits recorded in connection with the 2017 Tax Act, as a result of the revaluation of deferred tax assets and liabilities, and excess tax benefits from stock based compensation resulting from the adoption of ASU 2016-09, "Compensation-Stock Compensation", by the Company in 2016.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Net deferred tax assets and liabilities are classified as non-current in the consolidated balance sheets. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be reversed into income or deducted. As such, during December 2017, the Company recorded provisional amounts to its deferred tax assets and liabilities as a result of the enactment of the 2017 Tax Act.

Net deferred tax assets and liabilities consist of the following temporary differences at December 31, 2017 and 2016:

	December 31,	December 31,
(in thousands)	2017	2016
Deferred tax assets:
Deferred revenues	$3,907	$8,849
Net operating loss carry-forwards	14,983	29,472
Accruals and reserves	5,189	10,517
Pension benefits	3,556	6,994
Asset retirement obligations	4,608	8,495
Total gross deferred tax assets	32,243	64,327
Less valuation allowance	(862)	(709)
Net deferred tax assets	31,381	63,618

Deferred tax liabilities:
Plant-in-service	89,494	139,753
Intangible assets	37,682	70,799
Interest rate swaps	3,511	4,433
Other, net	1,573	470
Total gross deferred tax liabilities	132,260	215,455
Net deferred tax liabilities	$100,879	$151,837

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in prior carryback years if available and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, the Company believes it more likely than not that the net deferred tax assets will be realized with the exception of certain state net operating losses in jurisdictions where the Company no longer operates.  The Company has a deferred tax asset of $15.0 million related to federal and various state net operating losses, of which $0.9 million is associated with a valuation allowance. As of December 31, 2017, the Company had approximately $63.3 million of federal net operating losses expiring through 2035. The Company also had approximately $34.2 million of state net operating losses expiring through 2036.

As of December 31, 2017 and 2016, the Company had no unrecognized tax benefits.  It is the Company’s policy to record interest and penalties related to unrecognized tax benefits in selling, general, and administrative expenses.

The Company files U.S. federal income tax returns and various state and local income tax returns.  The Company is not currently subject to state or federal income tax audits as of December 31, 2017. The Company's returns are generally open to examination from 2014 forward and the net operating losses acquired in the acquisition of nTelos are open to examination from 2002 forward. Tax returns for open tax years related to federal and state jurisdictions remain subject to examination, but the amounts currently subject to examination are not considered material.

Note 16.  Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM").  The Company's reportable segments, which the Company operates and manages as strategic business units that are organized according to major product and service offerings include: Wireless, Cable, Wireline and Other. A general description of the products and services offered and the customers served by each of these segments is as follows:

•
Wireless provides digital wireless service as a Sprint PCS Affiliate to a portion of a multi-state area covering large portions of central and western Virginia, south-central Pennsylvania, West Virginia, and portions of Maryland, North Carolina, Kentucky, Tennessee and Ohio.  In these areas, we are the exclusive provider of Sprint-branded wireless mobility communications network products and services on the 800 MHz, 1900 MHz and 2.5 GHz spectrum bands.

Wireless also owns 192 cell site towers built on leased and owned land, and leases space on these towers to both affiliates and non-affiliated third party wireless service providers.

•
Cable provides video, internet and voice services in franchise areas in portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area. It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia.

•
Wireline provides regulated and unregulated voice services, DSL internet access and long distance access services throughout Shenandoah County and portions of Rockingham, Frederick, Warren and Augusta counties, Virginia. The segment also provides video and cable modem internet access services in portions of Shenandoah County, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor through West Virginia, Maryland and portions of central and southern Pennsylvania.

•	Additionally, our Other operations are represented by Shenandoah Telecommunications Company, the parent holding company, that provides investing and management services to its subsidiaries.

Year ended December 31, 2017:

(in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$431,184	$107,338	$20,388	—	—	$558,910
Other revenues	18,945	8,579	25,557	—	—	53,081
Total external revenues	450,129	115,917	45,945	—	—	611,991
Internal revenues	4,949	3,245	33,308	—	(41,502)	—
Total operating revenues	455,078	119,162	79,253	—	(41,502)	611,991

Operating expenses
Costs of goods and services	152,279	59,349	38,536	39	(38,696)	211,507
Selling, general and administrative	118,257	19,999	6,923	23,564	(2,806)	165,937
Integration and acquisition expenses	10,793	—	—	237	—	11,030
Depreciation and amortization	139,610	23,968	12,829	600	—	177,007
Total operating expenses	420,939	103,316	58,288	24,440	(41,502)	565,481
Operating income (loss)	$34,139	$15,846	$20,965	$(24,440)	$—	$46,510

Capital Expenditures	$82,620	$34,487	$22,581	$6,801	$—	$146,489

Year ended December 31, 2016:

(in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$359,769	$99,070	$19,646	—	—	$478,485
Other revenues	24,364	7,927	24,512	—	—	56,803
Total external revenues	384,133	106,997	44,158	—	—	535,288
Internal revenues	4,620	1,737	30,816	—	(37,173)	—
Total operating revenues	388,753	108,734	74,974	—	(37,173)	535,288

Operating expenses
Costs of goods and services	133,113	58,581	36,259	—	(34,433)	193,520
Selling, general and administrative	95,851	19,248	6,474	14,492	(2,740)	133,325
Integration and acquisition expenses	25,927	—	—	16,305	—	42,232
Depreciation and amortization	107,621	23,908	11,717	439	—	143,685
Total operating expenses	362,512	101,737	54,450	31,236	(37,173)	512,762
Operating income (loss)	$26,241	$6,997	$20,524	$(31,236)	$—	$22,526

Capital Expenditures	$123,400	$32,400	$20,200	$(2,769)	$—	$173,231

Year ended December 31, 2015:

(in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$192,752	$88,980	$19,386	—	—	$301,118
Other revenues	11,609	7,793	21,965	—	—	41,367
Total external revenues	204,361	96,773	41,351	—	—	342,485
Internal revenues	4,440	849	26,069	—	(31,358)	—
Total operating revenues	208,801	97,622	67,420	—	(31,358)	342,485

Operating expenses
Costs of goods and services	63,570	54,611	31,668	—	(28,519)	121,330
Selling, general and administrative	35,792	19,412	6,612	13,844	(2,839)	72,821
Integration and acquisition expenses	—	—	—	3,546	—	3,546
Depreciation and amortization	34,416	23,097	12,736	453	—	70,702
Total operating expenses	133,778	97,120	51,016	17,843	(31,358)	268,399
Operating income (loss)	$75,023	$502	$16,404	$(17,843)	$—	$74,086

Capital Expenditures	$25,200	$20,400	$22,100	$1,979	$—	$69,679

A reconciliation of the total of the reportable segments’ operating income (loss) to consolidated income (loss) before taxes is as follows:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Total consolidated operating income (loss)	$46,510	$22,526	$74,086
Interest expense	(38,237)	(25,102)	(7,355)
Non-operating income, net	4,984	4,521	1,859
Income (loss) before income taxes	$13,257	$1,945	$68,590

The Company’s CODM does not currently review total assets by segment since the assets are centrally managed and some of the assets are shared by the segments.

Note 17.  Quarterly Results (unaudited)

The following table reflects selected quarterly results for the Company.

	Three Months Ended
(in thousands except per share data)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Operating revenues	$154,125	$153,867	$152,382	$151,617
Operating income (loss)	10,673	8,252	9,475	18,110
Net income (loss)	2,341	(80)	3,534	60,595

Net income (loss) per share – basic	$0.05	$—	$0.07	$1.23
Net income (loss) per share – diluted	$0.05	$—	$0.07	$1.21

	Three Months Ended
(in thousands except per share data)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Operating revenues	$92,571	$130,309	$156,836	$155,572
Operating income (loss)	21,312	(7,046)	(3,929)	12,189
Net income (loss)	13,880	(6,995)	(7,596)	(184)

Net income (loss) per share - basic	$0.29	$(0.14)	$(0.16)	$—
Net income (loss) per share - diluted	$0.28	$(0.14)	$(0.16)	$—

Note 18. Subsequent Events

Expansion: Effective February 1, 2018, we signed the Expansion Agreement with Sprint to expand our wireless service area to include certain areas in Kentucky, Pennsylvania, Tennessee, Virginia and West Virginia, (the “Expansion Area”). The Expansion Agreement required us to make a one-time payment of $60.0 million to Sprint for the right to service the Expansion Area pursuant to the Affiliate Agreements plus an additional payment of up to $5.0 million for certain equipment at the Sprint cell sites in the Expansion Area for maximum potential consideration of $65.0 million. We also amended our affiliate agreements with Sprint to reflect the provisions of the Expansion Agreement. A post-closing reconciliation to validate Sprint subscribers in the Expansion Area identified 59,097 Sprint subscribers in the Expansion Area instead of the 66,822 originally identified, which resulted in an $8 million reduction in purchase price.

Credit Facility Modification: On February 16, 2018, the Company, entered into a Second Amendment to Credit Agreement (the “Second Amendment”) with CoBank, ACB, as administrative agent of its Credit Agreement, described more fully in Note 13, Long-Term Debt, and the various financial institutions party thereto (the “Lenders”), which modifies the Credit Agreement by (i) reducing the interest rate paid by the Company by approximately 50 basis points with respect to certain loans made by the Lenders to the Company under the Credit Agreement, and (ii) allowing the Company to make charitable contributions to Shentel Foundation, a Virginia nonstock corporation, of up to $1.5 million in any fiscal year.

Schedule II
Valuation and Qualifying Accounts and Reserves

Changes in the Company’s allowance for doubtful accounts for accounts receivable for the years ended December 31, 2017, 2016 and 2015 are summarized below:

Description	Balance at Beginning of Year	Recoveries added to allowance	Bad debt expense	Losses charged to allowance	Balance at End of Year
(in thousands)	Year Ended December 31, 2017
Allowance for doubtful accounts	$759	$616	$2,179	$(3,088)	$466
	Year Ended December 31, 2016
Allowance for doubtful accounts	$418	$628	$2,456	$(2,743)	$759
	Year Ended December 31, 2015
Allowance for doubtful accounts	$762	$602	$1,640	$(2,586)	$418

Exhibits Index

Exhibit Number	Exhibit Description

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

10.54
Addendum XX to Sprint PCS Management Agreement dated as of March 9, 2017 by and among Sprint Spectrum L.P.; Sprint Communications Company, L.P.; SprintCom, Inc.; Horizon Personal Communications, LLC; and Shenandoah Personal Communications, LLC filed as Exhibit 10. 1 to the Company’s Current Report on Form 8-K filed on March 15, 2017.

10.55
Addendum XXI to Sprint PCS Management Agreement dated as of February 1, 2018 by and among Sprint Spectrum L.P; Sprint Communications Company, L.P.; SprintCom, Inc.; and Shenandoah Personal Communications, LLC filed as Exhibit 10.1to the Company’s Current Report on Form 8-K filed on February 5, 2018.

10.56
Expansion Agreement dated as of February 1, 2018 by and among Sprint Spectrum L.P.; SprintCom, Inc.; and Shenandoah Personal Communications, LLC filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 5, 2018.

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