Form 10-Q
period 2018-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2018-05-03
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Yes ☐    No  ☑

The number of shares of the registrant’s common stock outstanding on April 27, 2018 was 49,539,170.

SHENANDOAH TELECOMMUNICATIONS COMPANY

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$49,448	$78,585
Accounts receivable, net	51,095	54,184
Income taxes receivable	8,360	17,311
Inventory, net	8,161	5,704
Prepaid expenses and other	64,200	17,111
Total current assets	181,264	172,895
Investments, including $3,268 and $3,279 carried at fair value	11,717	11,472
Property, plant and equipment, net	672,017	686,327
Other Assets:
Intangible assets, net	413,537	380,979
Goodwill	146,497	146,497
Deferred charges and other assets, net	33,934	13,690
Total assets	$1,458,966	$1,411,860
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt, net of unamortized loan fees	$74,486	$64,397
Accounts payable	27,194	28,953
Advanced billings and customer deposits	6,919	21,153
Accrued compensation	4,534	9,167
Accrued liabilities and other	17,471	13,914
Total current liabilities	130,604	137,584
Long-term debt, less current maturities, net of unamortized loan fees	736,387	757,561
Other Long-Term Liabilities:
Deferred income taxes	115,809	100,879
Deferred lease	19,543	15,782
Asset retirement obligations	21,164	21,211
Retirement plan obligations	13,236	13,328
Other liabilities	13,787	15,293
Total other long-term liabilities	183,539	166,493
Shareholders’ Equity:
Common stock, no par value, authorized 96,000 shares; issued and outstanding 49,539 shares in 2018 and 49,328 shares in 2017.	45,075	44,787
Retained earnings	352,069	297,205
Accumulated other comprehensive income (loss), net of taxes	11,292	8,230
Total shareholders’ equity	408,436	350,222
Total liabilities and shareholders’ equity	$1,458,966	$1,411,860

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017

Service revenues and other	$134,153	$150,521
Equipment revenues	17,579	3,359
Total operating revenues	151,732	153,880

Operating expenses:
Cost of services	49,342	48,776
Cost of goods sold	15,805	4,985
Selling, general and administrative	28,750	40,153
Acquisition, integration and migration expenses	—	4,489
Depreciation and amortization	43,487	44,804
Total operating expenses	137,384	143,207
Operating income (loss)	14,348	10,673

Other income (expense):
Interest expense	(9,332)	(9,100)
Gain (loss) on investments, net	(32)	120
Non-operating income (loss), net	1,021	1,255
Income (loss) before income taxes	6,005	2,948

Income tax expense (benefit)	1,176	607
Net income (loss)	4,829	2,341

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate hedge, net of tax	3,062	599
Comprehensive income (loss)	$7,891	$2,940

Earnings (loss) per share:
Basic	$0.10	$0.05
Diluted	$0.10	$0.05
Weighted average shares outstanding, basic	49,474	49,050
Weighted average shares outstanding, diluted	50,024	49,834

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2017	49,328	$44,787	$297,205	$8,230	$350,222

Change in accounting principle - adoption of accounting standard (Note 2)	—	—	50,035	—	50,035
Net income (loss)	—	—	4,829	—	4,829
Other comprehensive gain (loss), net of tax of $1.1 million	—	—	—	3,062	3,062
Stock based compensation	177	2,037	—	—	2,037
Stock options exercised	15	104	—	—	104
Common stock issued	—	5	—	—	5
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(57)	(1,858)	—	—	(1,858)
Common stock issued to acquire non-controlling interests of nTelos	76	—	—	—	—
Balance, March 31, 2018	49,539	$45,075	$352,069	$11,292	$408,436

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$4,829	$2,341
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	36,634	37,878
Amortization reflected as operating expense	6,853	6,926
Amortization reflected as rent expense	81	258
Bad debt expense	369	420
Stock based compensation expense, net of amount capitalized	2,037	1,566
Waived Management Fee	9,048	9,184
Deferred income taxes	(4,336)	(2,910)
Net (gain) loss on disposal of equipment	(4)	(28)
(Gain) loss on investments	33	(120)
Net (gain) loss from patronage and equity investments	(830)	(200)
Amortization of long-term debt issuance costs	1,129	1,202
Accrued interest on long-term debt	296	93
Changes in assets and liabilities:
Accounts receivable	3,271	1,629
Inventory, net	(2,457)	14,188
Income taxes receivable	8,950	—
Other assets	(4,076)	(190)
Accounts payable	216	(39,399)
Income taxes payable	—	3,523
Deferred lease	736	1,331
Other deferrals and accruals	(1,919)	(13,194)
Net cash provided by (used in) operating activities	$60,860	$24,498
Cash Flows From Investing Activities
Acquisition of property, plant and equipment	(24,382)	(38,587)
Proceeds from sale of assets	263	117
Cash distributions (contributions) from investments	1	(11)
Sprint expansion	(52,000)	—
Net cash provided by (used in) investing activities	$(76,118)	$(38,481)
Cash Flows From Financing Activities
Principal payments on long-term debt	$(12,125)	$(6,062)
Proceeds from credit facility borrowings	—	25,000
Proceeds from revolving credit facility borrowings	15,000	—
Principal payments on revolving credit facility	(15,000)	—
Taxes paid for equity award issuances	(1,754)	(1,226)
Proceeds from issuance of common stock	—	5
Net cash provided by (used in) financing activities	$(13,879)	$17,717
Net increase (decrease) in cash and cash equivalents	$(29,137)	$3,734
Cash and cash equivalents, beginning of period	78,585	36,193
Cash and cash equivalents, end of period	$49,448	$39,927
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest, net of capitalized interest of $309 and $577, respectively	$8,513	$8,380
Income tax refunds received, net of taxes paid	$(3,439)	$—
Capital expenditures payable	$5,279	$6,366

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The interim condensed consolidated financial statements of Shenandoah Telecommunications Company and Subsidiaries (collectively, the “Company”) are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The information contained herein should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Adoption of New Accounting Principles

There have been no developments related to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company's unaudited condensed consolidated financial statements and note disclosures, from those disclosed in the Company's 2017 Annual Report on Form 10-K, that would be expected to impact the Company except for the topics discussed below.

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), and all related amendments, effective January 1, 2018, using the modified retrospective method as discussed in Note 2, Revenue from Contracts with Customers. The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been retrospectively modified and continues to be reported under the accounting standards in effect for those periods.

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms greater than 12 months. The standard also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases, as well as changes in the categorization of rental costs, from rent expense to interest and depreciation expense.  Other effects may occur depending on the types of leases and the specific terms of them utilized by particular lessees.  The ASU is effective for the Company on January 1, 2019, and early application is permitted.  Modified retrospective application is required.   In September 2017 and January 2018, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), and ASU No. 2018-01, Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842, which provided additional implementation guidance on the previously issued ASU. Management has not yet completed its assessment of the impact of the new standard on the Company’s Consolidated Financial Statements. The Company is in the early stages of implementation and currently believes that the most notable impact to its financial statements upon the adoption of this ASU will be the recognition of a material right-of-use asset and a lease liability for its real estate and equipment leases.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" (ASU 2018-02). Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. The amendments in this ASU also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company is currently evaluating the timing and impact of adopting ASU 2018-02.

Index

Note 2. Revenue from Contracts with Customers

The Company earns revenue primarily through the sale of our wireless telecommunications services, wireless equipment, and business, residential, and enterprise cable and wireline services that include video, internet, voice, and data services as follows:

(in thousands)	Wireless	Cable	Wireline	Consolidated
Wireless service	$89,760	$—	$—	$89,760
Wireless equipment	17,374	—	—	17,374
Business, residential and enterprise	—	29,131	10,691	39,822
Tower	2,896	1,046	5,665	9,607
Other	368	1,534	3,351	5,253
Total revenue	110,398	31,711	19,707	161,816
Internal revenues	(1,239)	(1,031)	(7,814)	(10,084)
Total operating revenue	$109,159	$30,680	$11,893	$151,732

Wireless service
The majority of the Company's revenue is earned through providing network access to Sprint under the affiliate agreement, which represents approximately 59% of consolidated revenues. Wireless service revenue is variable based on billed revenues to Sprint’s subscribers in the Company's affiliate area, less applicable fees retained by Sprint. The Company's fee related to Sprint’s postpaid customers is the amount Sprint bills its subscribers that is reduced by customer credits, write-offs of subscriber receivables, and an 8% management and 8.6% service fee retained by Sprint. The Company is also charged for the costs of subsidized handsets sold through Sprint’s national channels as well as commissions paid by Sprint to third-party resellers in the Company's service territory.

The Company's fee related to Sprint’s prepaid customers is the amount Sprint bills its customer less certain charges to acquire and support the customer, based on national averages for Sprint’s prepaid programs. Sprint retains a 6% management fee on prepaid wireless revenues, and costs to provide support to Sprint’s prepaid customers.

The Company considers Sprint, rather than Sprint's subscribers, to be the customer under the new revenue standard and the Company's performance obligation is to provide Sprint a series of continuous network access services. Under Topic 606, the Company's revenues are variable based on the amount Sprint bills its customer each month reduced by the retained management and service fees. The reimbursement to Sprint for the costs of subsidized handsets sold through Sprint’s national channels, as well as commissions paid by Sprint to third-party resellers in our service territory represent consideration payable to a customer that is not in exchange for a distinct service under Topic 606. Therefore, these reimbursements result in increases to our contract asset position that are subsequently recognized as a reduction of revenue over the average subscriber life of approximately two years which is the period the Company expects those payments to result in increased revenues. Historically, under ASC 605 the customer was considered the Sprint subscriber rather than Sprint and as a result, reimbursement payments to Sprint for costs of subsidized handsets and commissions were recorded as operating expenses in the period incurred. During 2017, these costs totaled $63.5 million recorded in cost of goods and services, and $16.9 million recorded in selling, general and administrative costs. On January 1, 2018, upon adoption, the Company recorded a wireless contract asset of approximately $42.8 million. During the three month period ended March 31, 2018, payments that increased the wireless contract asset balance totaled $13.8 and amortization reflected as a reduction of revenue totaled approximately $13.4 million. The wireless contract asset balance as of March 31, 2018 was approximately$43.2 million.

Wireless equipment
The Company owns and operates Sprint-branded retail stores within their geographic territory from which the Company sells equipment, primarily wireless handsets, and service to Sprint subscribers. Equipment is generally purchased from Sprint and resold to subscribers under subsidized plans or under equipment financing plans. The equipment financing plans are operated by Sprint who purchases equipment from the Company and resells the equipment to subscribers under financing plans. Historically, under ASC 605, the Company concluded that the Company was the agent in these equipment financing transactions and recorded revenues net of related handset costs which were approximately $63.8 million in 2017. Under Topic 606 the Company concluded that the Company is the principal in the transaction as the Company controls the inventory prior to sale and accordingly revenues and handset costs are recorded on a gross basis.

Business, residential and enterprise
The Company earns revenue in the cable and wireline segments from business, residential, and enterprise customers where the performance obligations are to provide cable and telephone network services, sell and lease equipment and wiring services, and

Index

lease fiber-optic cable strands. The Company's arrangements are generally composed of contracts that are cancellable at the customer’s discretion without penalty at any time. As there are multiple performance obligations in these arrangements, the Company recognizes revenue based on the standalone selling price of each distinct good or service. The Company generally recognized these revenues over time as customers simultaneously receive and consume the benefits of the service, with the exception of equipment sales and home wiring which are recognized as revenue at a point in time when control transfers and when installation is complete, respectively.

Under Topic 606, the Company concluded that installation services do not represent a separate performance obligation. Accordingly, installation fees are allocated to services and are recognized ratably over the longer of the contract term or the period the unrecognized portion of the fee remains material to the contract, typically 10 and 11 months for cable and wireline customers, respectively. Historically, the Company deferred these fees over the estimated customer life of 42 months. Additionally, the Company incurs commission and installation costs related to in-house and third-party vendors that were previously expensed as incurred. Under Topic 606, the Company capitalizes and amortizes these commission and installation costs over the expected benefit period which is approximately 44 months, 72 months, and 46 months, for cable, wireline, and enterprise business, respectively.

Tower / Other
Tower revenues consist primarily of tower space leases accounted for under Topic 840, Leases, and Other revenues include network access-related charges to for service provided to customers across all three operating segments.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard were as follows:

(in thousands)	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
Assets
Prepaid expenses and other	$17,111	$36,577	$53,688
Deferred charges and other	13,690	16,107	29,797
Liabilities
Advanced billing and customer deposits	$21,153	$(14,302)	$6,851
Deferred income taxes	100,879	18,151	119,030
Other long-term liabilities	15,293	(1,200)	14,093
Retained earnings	297,205	50,035	347,240

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet was as follows:

	Three Months Ended March 31, 2018
(in thousands)	As Reported	Balances without Adoption of Topic 606	Effect of Change Higher/(Lower)
Operating revenues	$151,732	$155,871	$(4,139)
Operating expenses:
Cost of services	49,342	49,199	143
Cost of goods sold	15,805	6,118	9,687
Selling, general and administrative	28,750	42,968	(14,218)

Index

	Three Months Ended March 31, 2018
(in thousands)	As Reported	Balances without Adoption of Topic 606	Effect of Change Higher/(Lower)
Assets
Prepaid expenses and other	64,200	27,086	37,114
Deferred charges and other	33,934	18,115	15,819
Liabilities
Deferred income taxes	115,809	97,591	18,218
Advanced billing and customer deposits	6,919	21,221	(14,302)
Other long-term liabilities	13,787	14,987	(1,200)
Retained earnings	352,069	301,852	50,217
Remaining performance obligations and transaction price allocated
On March 31, 2018, the Company had approximately $2.5 million of transaction price allocated to unsatisfied performance obligations, which is exclusive of contracts with original expected duration of one year or less. The Company expects to recognize approximately $0.5 million of this amount as revenue during the remaining three quarters of 2018, $0.5 million in 2019, an additional $0.4 million by 2020, and the balance thereafter.
Contract acquisition costs and costs to fulfill contracts
Capitalized contract costs represent contract fulfillment costs and contract acquisition costs which include commissions and installation costs in our cable and wireline segments. Capitalized contract costs are amortized on a straight line basis over the contract term plus expected renewals. The Company applies the practical expedient to expense contract acquisition costs when incurred if the amortization period would be twelve months or less. The amortization of these costs is included in cost of services, and selling, general and administrative expenses. Amounts capitalized were approximately $9.7 million as of March 31, 2018 of which $4.6 million is presented as prepaid expenses and other and $5.1 million is presented as deferred charges and other assets, net. Amortization recognized during the three-month period ended at March 31, 2018 was approximately $1.3 million. There was no impairment loss in relation to the costs capitalized.

Note 3. Acquisition

Sprint Territory Expansion: Effective February 1, 2018, the Company signed an expansion agreement with Sprint to expand our wireless service area to include certain areas in Kentucky, Pennsylvania, Virginia and West Virginia, (the “Expansion Area”). The agreement includes certain network build out requirements in the Expansion Area, and the ability to utilize Sprint’s spectrum in the Expansion Area. Pursuant to the expansion agreement, Sprint agreed to, among other things, transition the provision of network coverage in the Expansion Area from Sprint to the Company. The Expansion Agreement required a payment of $52.0 million for the right to service the Expansion Area pursuant to the Affiliate Agreements plus an optional payment of up to $5.0 million for certain equipment at the Sprint cell sites in the Expansion Area. The option is exercisable at the Company's discretion. The acquisition was accounted for as an asset acquisition.

The Company recorded the following in the wireless segment:

($ in thousands)	Estimated Useful Life	February 1, 2018
Affiliate Contract Expansion	12	$45,148
Option to acquire tangible assets	—	6,497
Off-market leases - favorable	16.5*	3,665
Off-market leases - unfavorable	4.2*	(3,310)
Total		$52,000
*Estimated useful lives are approximate and represent the average of the remaining useful lives of the underlying leases.

The options to acquire tangible assets are classified as "Prepaid expenses and other" within current assets on the Company's balance sheet. The option is exercisable at any time and expires in two years. The option was measured for fair value using a cost approach on a recurring basis and using Level 3 inputs. The off-market leases - favorable and off-market leases - unfavorable, are classified as "Intangible assets, net" and "Deferred lease", respectively, on the Company's balance sheet. Refer to Note 6, Fair Value Measurements, and Note 8, Goodwill and Other Intangible Assets, for additional information.

Index

Note 4. Customer Concentration

Significant Contractual Relationship
In 1999, the Company executed a Management Agreement (the “Agreement”) with Sprint whereby the Company committed to construct and operate a PCS network using CDMA air interface technology.  Under the Agreement, the Company was the exclusive PCS Affiliate of Sprint providing wireless mobility communications network products and services on the 1900 MHz band in its territory across a multi-state area covering large portions of central and western Virginia, south-central Pennsylvania, West Virginia, and portions of Maryland, North Carolina, Kentucky, and Ohio. Since then, the Company’s wireless service area has expanded to include new portions of south-central and western Virginia, West Virginia, and small portions of Kentucky and Ohio. The Company is authorized to use the Sprint brand in its territory, and operate its network under Sprint’s radio spectrum licenses.  As an exclusive PCS Affiliate of Sprint, the Company has the exclusive right to build, own and maintain its portion of Sprint’s nationwide PCS network, in the aforementioned areas, to Sprint’s specifications.  The term of the Agreement was initially set for 20 years and was automatically renewable for three 10-year options, unless terminated by either party under provisions outlined in the Agreement.  Upon non-renewal by either party, the Company has the obligation to sell the business at 90% of “Entire Business Value” (“EBV”) as defined in the Agreement.  EBV is defined as i) the fair market value of a going concern paid by a willing buyer to a willing seller; ii) valued as if the business will continue to utilize existing brands and operate under existing agreements; and, iii) valued as if Manager (Shentel)  owns the spectrum.  Determination of EBV is made by an independent appraisal process. The Agreement has been amended numerous times.

Amendment to the Affiliate agreement related to the acquisition of Expansion Area: Effective with the acquisition of Expansion Area on February 1, 2018, the Company amended its Agreement with Sprint to expand our wireless service area to include certain areas in Kentucky, Pennsylvania, Virginia and West Virginia. The agreement includes certain network build out requirements in the Expansion Area, and the ability to utilize Sprint’s spectrum in the Expansion Area along with certain other amendments to the Affiliate Agreements. Pursuant to the Expansion Agreement, Sprint agreed to, among other things, transition the provision of network coverage in the Expansion Area from Sprint to us.

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

The following table indicates the computation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Calculation of net income (loss) per share:
Net income (loss)	$4,829	$2,341
Weighted average shares outstanding	49,474	49,050
Basic income (loss) per share	$0.10	$0.05

Effect of stock options outstanding:
Basic weighted average shares outstanding	49,474	49,050
Effect from dilutive shares and options outstanding	550	784
Diluted weighted average shares outstanding	50,024	49,834
Diluted income (loss) per share	$0.10	$0.05

The computation of diluted EPS does not include certain unvested awards, on a weighted average basis, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect are as follows:

Index

	Three Months Ended March 31,
(in thousands)	2018	2017
Awards excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive	141	125

Note 6. Fair Value Measurements

The following tables present the hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018
Balance sheet location:	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$151	$—	$—	$151
Prepaid expenses & other:
Interest rate swaps	—	3,673	—	3,673
Option to acquire tangible assets			6,497	6,497
Deferred charges & other assets, net:
Interest rate swaps	—	13,692	—	13,692
Total	$151	$17,365	$6,497	$24,013

(in thousands)	December 31, 2017
Balance sheet location:	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$150	$—	$—	$150
Prepaid expenses & other:
Interest rate swaps	—	2,411	—	2,411
Deferred charges & other assets, net:
Interest rate swaps	—	10,776	—	10,776
Total	$150	$13,187	$—	$13,337

 The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3):

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	March 31, 2018	December 31, 2017
Balance, beginning of period	$—	$—
Sprint Territory Expansion (Note 3):
Option to acquire tangible assets	6,497	—
Balance, end of period	$6,497	$—

The option is exercisable at any time and expires in two years. The option was measured for fair value using a cost approach on a recurring basis and using Level 3 inputs including the cost of the underlying assets to be acquired and the contractual selling price of those assets.

Index

Note 7. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Plant in service	$1,245,079	$1,219,185
Plant under construction	57,005	62,202
	1,302,084	1,281,387
Less accumulated amortization and depreciation	630,067	595,060
Net property, plant and equipment	$672,017	$686,327

Note 8. Goodwill and Other Intangible Assets

Goodwill consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Goodwill - Wireless	$146,383	$146,383
Goodwill - Cable	104	104
Goodwill - Wireline	10	10
Goodwill	$146,497	$146,497

Intangible assets consist of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizing intangibles:
Cable franchise rights	$64,334	$—	$64,334	$64,334	$—	$64,334
Railroad crossing rights	141	—	141	141	—	141
	64,475	—	64,475	64,475	—	64,475

Finite-lived intangibles:
Affiliate contract expansion - wireless	455,306	(121,808)	333,498	410,157	(105,964)	304,193
Favorable leases - wireless	16,768	(1,589)	15,179	13,103	(1,222)	11,881
Acquired subscribers - cable	25,265	(25,138)	127	25,265	(25,100)	165
Other intangibles	463	(205)	258	463	(198)	265
Total finite-lived intangibles	497,802	(148,740)	349,062	448,988	(132,484)	316,504
Total intangible assets	$562,277	$(148,740)	$413,537	$513,463	$(132,484)	$380,979

Affiliate contract expansion is amortized over the expected benefit period and is further reduced by the amount of waived management fees received from Sprint which totaled $69.7 million since May 6, 2016, the date of the non-monetary exchange.

Note 9. Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

Index

(in thousands)	March 31, 2018	December 31, 2017
Prepaid rent	$9,687	$10,519
Prepaid maintenance expenses	4,282	3,062
Interest rate swaps	3,673	2,411
Deferred contract and other costs	46,558	1,119
Prepaid expenses and other	$64,200	$17,111
Deferred contract and other costs include amounts reimbursed to Sprint for commissions and device costs, and commissions and installation costs in the Company’s Cable and Wireline segments. The deferred contract and other costs increased due to the adoption of Topic 606. Refer to Note 2, Revenue from Contracts with Customers, for additional information.

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	March 31, 2018	December 31, 2017
Interest rate swaps	$13,692	$10,776
Deferred contract and other costs	20,242	2,914
Deferred charges and other assets, net	$33,934	$13,690
Deferred contract and other costs include amounts reimbursed to Sprint for commissions and device costs, and commissions and installation costs in the Company’s Cable and Wireline segments. The deferred contract and other costs increased due to the adoption of Topic 606. Refer to Note 2, Revenue from Contracts with Customers, for additional information.

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	March 31, 2018	December 31, 2017
Sales and property taxes payable	$4,969	$3,872
Severance accrual	261	1,028
Asset retirement obligations	923	492
Accrued programming costs	3,029	2,805
Other current liabilities	8,289	5,717
Accrued liabilities and other	$17,471	$13,914

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	March 31, 2018	December 31, 2017
Non-current portion of deferred revenues	$12,523	$14,030
Other	1,264	1,263
Other liabilities	$13,787	$15,293

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

Note 10. Long-Term Debt

Total debt at March 31, 2018 and December 31, 2017 consists of the following:

Index

(in thousands)	March 31, 2018	December 31, 2017
Term loan A-1	$424,375	$436,500
Term loan A-2	400,000	400,000
	824,375	836,500
Less: unamortized loan fees	13,502	14,542
Total debt, net of unamortized loan fees	$810,873	$821,958

Current maturities of long term debt, net of unamortized loan fees	$74,486	$64,397
Long-term debt, less current maturities, net of unamortized loan fees	$736,387	$757,561

As of March 31, 2018, the Company's indebtedness totaled approximately $824.4 million, excluding unamortized loan fees of $13.5 million, with an annualized overall weighted average interest rate of approximately 4.02%. As of March 31, 2018, the Term Loan A-1 bears interest at one-month LIBOR plus a margin of 2.25%, while the Term Loan A-2 bears interest at one-month LIBOR plus a margin of 2.50%. At March 31, 2018, one-month LIBOR was 1.88%. LIBOR resets monthly.

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

The 2016 credit agreement also required the Company to enter into one or more hedge agreements to manage its exposure to interest rate movements.  The Company elected to hedge the minimum required under the 2016 credit agreement, and entered into a pay-fixed, receive-variable swap on 50% of the aggregate expected principal balance of the term loans outstanding.  The Company will receive one month LIBOR and pay a fixed rate of 1.16%, in addition to the 2.25% initial spread on Term Loan A-1 and the 2.50% initial spread on Term Loan A-2.

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

•
the Company must maintain a minimum liquidity balance of greater than $25 million. The balance is defined as availability under the revolver facility plus unrestricted cash and cash equivalents on deposit in a deposit account for which a control agreement has been delivered to the administrative agent under the 2016 credit agreement.

As shown below, as of March 31, 2018, the Company was in compliance with the covenants in its credit agreements.

Index

	Actual	Covenant Requirement
Total Leverage Ratio	2.95	3.75 or Lower
Debt Service Coverage Ratio	3.58	2.00 or Higher
Minimum Liquidity Balance (in thousands)	$122,834	$25 million or Higher

Credit Facility Modification: On February 16, 2018, the Company, entered into a Second Amendment to Credit Agreement (the “Second Amendment”) with CoBank, ACB, as administrative agent of its Credit Agreement and the various financial institutions party thereto (the “Lenders”), which modifies the Credit Agreement by (i) reducing the interest rate paid by the Company by approximately 50 basis points with respect to certain loans made by the Lenders to the Company under the Credit Agreement, and (ii) allowing the Company to make charitable contributions to the Shentel Foundation, a Virginia nonstock corporation, of up to $1.5 million in any fiscal year.

Note 11. Income Taxes

The Company files U.S. federal income tax returns and various state and local income tax returns.  With few exceptions, years prior to 2014 are no longer subject to examination; net operating losses acquired in the nTelos acquisition are open to examination from 2002 forward. The Company is not subject to any state or federal income tax audits as of March 31, 2018.

The effective tax rate has fluctuated in recent periods due to the minimal base of pre-tax earnings or losses and has been further impacted by share based compensation tax benefits which are recognized as incurred under the provisions of ASC 740, "Income Taxes".

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The Company recognized the income tax effects of the 2017 Tax Act in its 2017 consolidated financial statements in accordance with SAB No. 118.

As of March 31, 2018, the Company is continuing to evaluate the provisional amounts recorded related to the 2017 Tax Act at December 31, 2017, and has not recognized any additional adjustments to such provisional amounts.

Note 12. Segment Reporting

Three Months Ended March 31, 2018

Index

(in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$89,759	$28,471	$5,308	$—	$—	$123,538
Equipment revenues	17,374	159	46	—	—	17,579
Other	2,026	2,050	6,539	—	—	10,615
Total external revenues	109,159	30,680	11,893	—	—	151,732
Internal revenues	1,239	1,031	7,814	—	(10,084)	—
Total operating revenues	110,398	31,711	19,707	—	(10,084)	151,732

Operating expenses
Costs of services	33,750	15,156	9,802	—	(9,366)	49,342
Costs of goods sold	15,727	56	22	—	—	15,805
Selling, general & administrative	12,135	4,948	1,717	10,668	(718)	28,750
Acquisition, integration & migration expenses	—	—	—	—	—	—
Depreciation & amortization	33,925	6,024	3,394	144	—	43,487
Total operating expenses	95,537	26,184	14,935	10,812	(10,084)	137,384
Operating income (loss)	$14,861	$5,527	$4,772	$(10,812)	$—	$14,348

Three Months Ended March 31, 2017:

(in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated Totals
External revenues
Service revenues	$108,186	$26,411	$5,048	$—	$—	$139,645
Equipment revenues	3,145	182	32	—	—	3,359
Other	2,897	1,853	6,126	—	—	10,876
Total external revenues	114,228	28,446	11,206	—	—	153,880
Internal revenues	1,235	567	7,948	—	(9,750)	—
Total operating revenues	115,463	29,013	19,154	—	(9,750)	153,880

Operating expenses
Costs of services	33,423	15,178	9,233	—	(9,058)	48,776
Costs of goods sold	4,895	50	40	—	—	4,985
Selling, general & administrative	28,464	4,858	1,676	5,847	(692)	40,153
Acquisition, integration & migration expenses	3,792	—	—	697	—	4,489
Depreciation & amortization	35,752	5,788	3,132	132	—	44,804
Total operating expenses	106,326	25,874	14,081	6,676	(9,750)	143,207
Operating income (loss)	$9,137	$3,139	$5,073	$(6,676)	$—	$10,673

Index

A reconciliation of the total of the reportable segments’ operating income (loss) to consolidated income (loss) before taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Total consolidated operating income (loss)	$14,348	$10,673
Interest expense	(9,332)	(9,100)
Non-operating income, net	989	1,375
Income (loss) before income taxes	$6,005	$2,948

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements.  All statements regarding Shenandoah Telecommunications Company’s expected future financial position and operating results, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements.  We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct.  The Company’s actual results could be materially different from its expectations because of various factors, including those discussed below and under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2017.  The following management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2017, including the consolidated financial statements and related notes included therein.

General
Overview. Shenandoah Telecommunications Company, (the "Company", "we", "our", or "us"), is a diversified telecommunications company providing integrated voice, video and data communication services including both regulated and unregulated telecommunications services through its wholly owned subsidiaries. These subsidiaries provide wireless personal communications services as a Sprint PCS affiliate, and local exchange telephone services, video, internet and data services, long distance services, fiber optics facilities and leased tower facilities. We organize and strategically manage our operations under the Company's reportable segments that include: Wireless, Cable, Wireline, and Other. See Note 16, Segment Reporting, included with the notes to our consolidated financial statements provided within our 2017 Annual Report on Form 10-K for further information regarding our segments.

Basis of Presentation
The Company adopted ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), effective January 1, 2018, using the modified retrospective method as discussed in Note 2, Revenue from Contracts with Customers. The following table identifies the impact that the application of Topic 606 had on the Company for the three months ended March 31, 2018:

($ in thousands, except per share amounts)		Topic 606 Impact
	Prior to Adoption of Topic 606	Changes in Presentation (1)	Equipment Revenue (2)	Deferred Costs (3)	3/31/2018 As reported
Service revenues and other	$153,812	$(20,014)	$—	$355	$134,153
Equipment revenues	2,059	—	15,520	—	17,579
Total operating revenues	155,871	(20,014)	15,520	355	151,732
Cost of services	49,199	—	—	143	49,342
Cost of goods sold	6,118	(5,833)	15,520	—	15,805
Selling, general & administrative	42,967	(14,181)	—	(36)	28,750
Depreciation and amortization	43,487	—	—	—	43,487
Total operating expenses	141,771	(20,014)	15,520	107	137,384
Operating income	14,100	—	—	248	14,348
Other income (expense)	(8,343)	—	—	—	(8,343)
Income tax expense	1,110	—	—	66	1,176
Net income	$4,647	$—	$—	$182	$4,829

Earnings per share
Basic	$0.09				$0.10
Diluted	$0.09				$0.10
Weighted average shares o/s, basic	49,474				49,474
Weighted average shares o/s, diluted	50,024				50,024
______________________________________________________
1) Amounts payable to Sprint for the reimbursement of costs incurred by Sprint in their national sales channel for commissions and device costs, and to provide on-going support to their prepaid customers in our territory were historically recorded as expense when incurred. Under Topic 606, these amounts represent consideration payable to our customer, Sprint, and are recorded as a reduction of revenue. In 2017, these amounts were approximately $44.8 million for the national commissions, previously recorded in selling, general and administrative, $18.7 million for national

Index

device costs previously recorded in cost of goods and services, and $16.9 million for the on-going service to Sprint's prepaid customers, previously recorded in selling, general and administrative.

2) Costs incurred by the Company for the sale of devices under Sprint’s device financing and lease programs were previously recorded net against revenue. Under Topic 606, the revenue from device sales is recorded gross as equipment revenue and the device costs are recorded gross and reclassified to cost of goods and services. These amounts were approximately $63.8 million in 2017.

3) Amounts payable to Sprint for the reimbursement of costs incurred by Sprint in their national sales channel for commissions and device costs, which historically have been expensed when incurred, are deferred and amortized against revenue over the expected period of benefit of approximately 21 to 24 months. In Cable and Wireline, installation revenues are recognized over a shorter period of benefit. The deferred balance as of March 31, 2018 is approximately $52.9 million and is classified on the balance sheet as current and non-current assets, as applicable.

Recent Developments
Credit Facility Modification: On February 16, 2018, the Company, entered into a Second Amendment to Credit Agreement (the “Second Amendment”) with CoBank, ACB, as administrative agent of its Credit Agreement, described more fully in Note 10, Long-Term Debt, and the various financial institutions party thereto (the “Lenders”), which modifies the Credit Agreement by (i) reducing the interest rate paid by the Company by approximately 50 basis points with respect to certain loans made by the Lenders to the Company under the Credit Agreement, and (ii) allowing the Company to make charitable contributions to Shentel Foundation, a Virginia nonstock corporation, of up to $1.5 million in any fiscal year.

Sprint Territory Expansion: Effective February 1, 2018, we signed the Expansion Agreement with Sprint to expand our wireless service area to include certain areas in Kentucky, Pennsylvania, Virginia and West Virginia, (the “Expansion Area”), effectively  adding a population (POPs) of approximately 1.1 million. The agreement includes certain network build out requirements in the Expansion Area, and the ability to utilize Sprint’s spectrum in the Expansion Area along with certain other amendments to the Affiliate Agreements. Pursuant to the Expansion Agreement, Sprint agreed to, among other things, transition the provision of network coverage in the Expansion Area from Sprint to us. The Expansion Agreement required a payment of $52.0 million to Sprint for the right to service the Expansion Area pursuant to the Affiliate Agreements plus an additional payment of up to $5.0 million for certain equipment at the Sprint cell sites in the Expansion Area. The option is exercisable at the Company's discretion. A map of our territory, reflecting the new expansion area, is provided below:

Current Markets
New Expansion Markets
Optional Expansion Markets
Pennsylvania
Maryland
Ohio
DC
West Virginia
Virginia
Kentucky
Tennessee
North Carolina

Index

Results of Operations

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Our consolidated results for the first quarter of 2018 and 2017 are summarized as follows:

	Three Months Ended March 31,		Change
(in thousands)	2018	2017	$	%
Operating revenues	$151,732	$153,880	$(2,148)	(1.4)
Operating expenses	137,384	143,207	(5,823)	(4.1)
Operating income (loss)	14,348	10,673	3,675	34.4

Interest expense	(9,332)	(9,100)	(232)	2.5
Other income (expense), net	989	1,375	(386)	(28.1)
Income (loss) before taxes	6,005	2,948	3,057	103.7
Income tax expense (benefit)	1,176	607	569	93.7
Net income (loss)	$4,829	$2,341	$2,488	106.3

Operating revenues
For the three months ended March 31, 2018, operating revenues decreased $2.1 million, or 1.4% to $151.7 million. Excluding the impacts of adopting Topic 606 revenues would have increased $2.0 million, driven by the Cable and Wireline operations, partially offset by Wireless operations.

Operating expenses
Total operating expenses decreased $5.8 million or 4.1% to $137.4 million in the three months ended March 31, 2018 compared with $143.2 million in the prior year period.  Excluding the impacts of adopting Topic 606, operating expenses would have decreased $1.4 million, primarily due to the elimination of the 2017 acquisition, integration and migration costs related to the completion of the transformation of the nTelos network.

Additionally, our Other segment includes the Company's stock compensation expense for 2018. In prior years this expense was allocated among the Company's operating segments. Stock compensation expense for the three months ended March 31, 2018 was approximately $2.0 million compared with approximately $1.6 million for the three months ended March 31, 2017.

Interest expense
Interest expense increased primarily as a result of the incremental borrowings associated with the funding of the Company's strategic initiatives and the effect of increases in the London Interbank Offered Rate ("LIBOR"). The impact of the LIBOR rate increases have been partially offset by an amendment to the Credit Facility Agreement that reduced the base rate of the Credit Facility by 50 basis points.

Other income, net
Other income, net has decreased $0.4 million primarily as a result of lower interest income derived from our investments.

Income tax
During the three months ended March 31, 2018, income tax expense was approximately $1.2 million, compared with $0.6 million for the three months ended March 31, 2017. Our income tax expense increased consistent with the increase in income before taxes. The Company’s effective tax rate decreased from 20.6% in 2017 to 19.6% in 2018. The decrease in the effective tax rate is primarily attributable to the changes in federal tax regulations related to the 2017 Tax Act that was enacted during December 2017.

Wireless

Wireless earns revenues from Sprint for their postpaid and prepaid subscribers usage of our Wireless network in our Wireless network coverage area, net of customer credits, account write offs and other billing adjustments.

Index

The following table identifies the impact of Topic 606 on the Company's Wireless operations for the three months ended March 31, 2018:

($ in thousands)		Topic 606 Impact - Wireless
	Prior to Adoption of Topic 606	Changes in Presentation (1)	Equipment Revenue (2)	Deferred Costs (3)	3/31/2018 As reported
Service revenues and other	$112,683	$(20,014)	$—	$355	$93,024
Equipment revenues	1,854	—	15,520	—	17,374
Total operating revenues	114,537	(20,014)	15,520	355	110,398
Cost of services	33,750	—	—	—	33,750
Cost of goods sold	6,040	(5,833)	15,520	—	15,727
Selling, general & administrative	26,316	(14,181)	—	—	12,135
Depreciation and amortization	33,925	—	—	—	33,925
Total operating expenses	100,031	(20,014)	15,520	—	95,537
Operating income	14,506	—	—	355	14,861
______________________________________________________
1) Amounts payable to Sprint for the reimbursement of costs incurred by Sprint in their national sales channel for commissions and device costs, and to provide on-going support to their prepaid customers in our territory were historically recorded as expense when incurred. Under Topic 606, these amounts represent consideration payable to our customer, Sprint, and are recorded as a reduction of revenue. In 2017, these amounts were approximately $44.8 million for the national commissions, previously recorded in selling, general and administrative, $18.7 million for national device costs previously recorded in cost of goods and services, and $16.9 million for the on-going service to Sprint's prepaid customers, previously recorded in selling, general and administrative.

2) Costs incurred by the Company for the sale of devices under Sprint’s device financing and lease programs were previously recorded net against revenue. Under Topic 606, the revenue from device sales is recorded gross as equipment revenue and the device costs are recorded gross and reclassified to cost of goods and services. These amounts were approximately $63.8 million in 2017.

3) Amounts payable to Sprint for the reimbursement of costs incurred by Sprint in their national sales channel for commissions and device costs, which historically have been expensed when incurred, are deferred and amortized against revenue over the expected period of benefit of approximately 21 to 24 months. The deferred balance as of March 31, 2018 is approximately $43.2 million and is classified on the balance sheet as current and non-current assets, as applicable.

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

The following tables indicate selected operating statistics of Wireless, including Sprint subscribers, as of the dates shown:

	March 31, 2018 (3)	December 31, 2017 (4)	March 31, 2017	December 31, 2016
Retail PCS Subscribers – Postpaid	774,861	736,597	717,150	722,562
Retail PCS Subscribers – Prepaid (1)	250,191	225,822	214,771	206,672
PCS Market POPS (000) (2)	7,023	5,942	5,536	5,536
PCS Covered POPS (000) (2)	5,889	5,272	4,836	4,807
CDMA Base Stations (sites)	1,742	1,623	1,476	1,467
Towers Owned	193	192	196	196
Non-affiliate Cell Site Leases	192	192	206	202
_______________________________________________________

1)	As of September 2017, the Company is no longer including Lifeline subscribers to be consistent with Sprint's policy. Historical customer counts have been adjusted accordingly.

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

3)	Beginning March 31, 2018 includes Richmond Expansion Area.

Index

4)	Beginning December 31, 2017 includes Parkersburg Expansion Area.

	Three Months Ended March 31,
	2018	2017
Gross PCS Subscriber Additions – Postpaid	81,420	38,701
Net PCS Subscriber Additions (Losses) – Postpaid	38,264	(5,412)
Gross PCS Subscriber Additions – Prepaid (1)	55,802	39,445
Net PCS Subscriber Additions (Losses) – Prepaid (1)	24,369	8,099
PCS Average Monthly Retail Churn % - Postpaid (2)	1.89%	2.05%
PCS Average Monthly Retail Churn % - Prepaid (1)	4.42%	5.01%
_______________________________________________________

1)	The Company is no longer including Lifeline subscribers to be consistent with Sprint's policy. Historical customer counts and churn % have been adjusted accordingly.

2)	PCS Average Monthly Retail Churn is the average of the monthly subscriber turnover, or churn, calculations for the period.

The subscriber statistics shown above include the following:

	February 1, 2018	April 6, 2017	May 6, 2016
	Richmond Expansion Area (3)	Parkersburg Expansion Area	nTelos Area
PCS Subscribers - Postpaid	38,343	19,067	404,965
PCS Subscribers - Prepaid	15,691	5,962	154,944
Acquired PCS Market POPS (000) (1)	1,082	511	3,099
Acquired PCS Covered POPS (000) (1)	602	244	2,298
Acquired CDMA Base Stations (sites) (2)	105	—	868
Towers	—	—	20
Non-affiliate Cell Site Leases	—	—	10
_______________________________________________________

1)
POPS refers to the estimated population of a given geographic area.  Market POPS are those within a market area which we are authorized to serve under our Sprint PCS affiliate agreements, and Covered POPS are those covered by our network.

2)	As of March 31, 2018 we have shut down 107 overlap sites associated with the nTelos Area.

3)	Excludes Assurance subscribers.

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

	Three Months Ended March 31,		Change
(in thousands)	2018	2017	$	%
Wireless operating revenues
Wireless service revenue	$89,759	$108,186	$(18,427)	(17.0)
Tower lease revenue	2,896	2,882	14	0.5
Equipment revenue	17,374	3,145	14,229	452.4
Other revenue	369	1,250	(881)	(70.5)
Total Wireless operating revenues	110,398	115,463	(5,065)	(4.4)
Wireless operating expenses
Cost of goods and services	49,477	38,318	11,159	29.1
Selling, general and administrative	12,135	28,464	(16,329)	(57.4)
Acquisition, integration and migration expenses	—	3,792	(3,792)	(100.0)
Depreciation and amortization	33,925	35,752	(1,827)	(5.1)
Total Wireless operating expenses	95,537	106,326	(10,789)	(10.1)
Wireless operating income (loss)	$14,861	$9,137	$5,724	62.6

Index

Operating Revenues
Wireless operating revenues decreased $5.1 million or 4.4% for the three months ended March 31, 2018, compared with the three months ended March 31, 2017, primarily due to the adoption of Topic 606. Excluding the impacts of Topic 606, wireless revenues decreased $0.9 million. This decrease was driven by a decline in average revenue per subscriber, offset by an increase in Sprint customers, including the new territory acquired from Sprint. The decline in average revenue per subscriber was driven by additional discounts and promotions.

As a result of the adoption of Topic 606 and in the three months ended March 31, 2018, wireless service revenues were reduced by approximately $20.0 million of expenses payable to Sprint, our customer, related to the reimbursement to Sprint for costs incurred in their national sales channel for commissions and device costs, and to provide ongoing support to their prepaid customers in our territory. Commissions were previously recorded as expenses within selling, general and administrative. Additionally, we recorded $15.5 million of equipment revenue and cost of goods sold for the sale of devices under Sprint’s device financing and lease programs. Equipment costs were historically netted and presented within equipment revenue.

The table below provides additional detail in the settlement with Sprint impacting service revenues.

	Three Months Ended March 31,		Change
(in thousands)	2018	2017	$	%
Wireless Service Revenues:
Postpaid net billings (1)	$93,290	$92,989	$301	0.3
Amortization of deferred contract & other costs (3)	(6,871)	—	(6,871)	*
Management fee	(7,400)	(7,383)	(17)	0.2
Net service fee	(7,955)	(7,200)	(755)	10.5
Total Postpaid Service Revenue	71,064	78,406	(7,342)	(9.4)

Prepaid net billings (2)	26,341	25,202	1,139	4.5
Amortization of deferred contract & other costs (3)	(12,788)	—	(12,788)	*
Sprint management fee	(1,649)	(1,557)	(92)	5.9
Total Prepaid Service Revenue	11,904	23,645	(11,741)	(49.7)

Travel and other revenues	6,791	6,135	656	10.7
Total Service Revenues	$89,759	$108,186	$(18,427)	(17.0)
_______________________________________________________
1) Postpaid net billings are defined under the terms of the affiliate contract with Sprint to be the gross billings to customers within our wireless network coverage area less billing credits and adjustments and allocated write-offs of uncollectible accounts.
2) The Company includes Lifeline subscribers revenue within travel and other revenues to be consistent with Sprint. The above table reflects the reclassification of the related Assurance Wireless prepaid revenue from prepaid gross billings to travel and other revenues for the three months ended March 31, 2017.
3) Due to the adoption of Topic 606, costs reimbursed to Sprint for commission and acquisition cost incurred in their national sales channel are recorded as reduction of revenue and amortized over the period of benefit. Additionally, costs reimbursed to Sprint for the support of their prepaid customer base are recorded as a reduction of revenue. These costs were previously recorded in cost of goods sold, and selling, general and administrative.

The decline in postpaid service revenue was primarily the result of the reclassification of approximately $6.9 million of costs reimbursed to Sprint for commissions and acquisition costs incurred in their national sales channel which were previously classified as operating expenses, driven by the adoption of Topic 606. Excluding the impact of Topic 606, postpaid service revenues would have decreased $0.5 million. The decrease in postpaid service revenue was due to a decline in postpaid in Sprint’s average revenue per postpaid customer that was driven by discounts and promotions. Postpaid service revenue was further reduced by approximately $0.8 million due to an increase in net service fee as nTelos subscribers were migrated to Sprint’s billing and back-office systems. The migration of these subscribers resulted in the elimination of costs to run the nTelos back office system which were recorded in selling, general and administrative. Partially offsetting these impacts was an increase in subscribers of 57 thousand subscribers as a result of the acquired territories

Index

The decline in prepaid service revenues was primarily the result of the reclassification of approximately $12.8 million of costs reimbursed to Sprint for expenses commissions and acquisition costs incurred in their national sales channel and costs to support their subscriber base, which were previously classified as operating expenses, driven to the adoption of Topic 606. Excluding the impact of Topic 606, prepaid service revenues would have increased $1.0 million. This increase in service revenue was driven by an increase in subscribers of 35 thousand, including 21 thousand in the acquired territories.

Cost of goods and services
Cost of goods and services increased $11.2 million, or 29.1%, in the first quarter of 2018 compared with the first quarter of 2017. Excluding the impact of the adoption of Topic 606, the increase would have been $1.5 million. The increase results primarily from additional network costs related to the completion of our 4G roll-out and the expansion of our wireless network coverage area.

Selling, general and administrative
Selling, general and administrative costs decreased $16.3 million, or 57.4%, in the first quarter of 2018 from the comparable 2017 period primarily due to the reclassification of approximately $14.2 million of commissions and subscriber acquisition costs to reductions of revenue as required by the adoption of Topic 606. Excluding the impact of Topic 606, the decrease would have been $2.1 million and was primarily due to a reduction of back office expenses required to support former nTelos subscribers that migrated to the Sprint back office during 2017.

Acquisition, integration and migration
Acquisition and integration costs were not incurred during the three months ended March 31, 2018, as the completion of integration and migration activities related to the acquisition of nTelos was completed during 2017. Acquisition, integration and migration costs primarily consisted of costs for handsets provided to nTelos subscribers who required a new phone to transition to the Sprint billing platform, and personnel costs associated with nTelos employees retained on a short-term basis who were necessary in the efforts required to migrate former nTelos customers to the Sprint back-office billing platform. Acquisition, integration and migration costs for the three months ended March 31, 2017 were approximately $6.3 million, and were comprised of $2.6 million classified as cost of goods and services and selling, general and administrative and approximately $3.7 million classified as acquisition, integration and migration.

Depreciation and amortization
Depreciation and amortization decreased $1.8 million, or 5.1%, in the first quarter of 2018 over the comparable 2017 period, as assets acquired in the nTelos acquisition were retired.

Cable

Cable provides video, internet and voice services in franchise areas in portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area. It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia, which are included in Wireline.

Index

The following tables indicate selected operating statistics of Cable, as of the dates shown:

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Homes Passed (1)	184,975	184,910	184,819	184,710
Customer Relationships (2)
Video users	43,264	44,269	47,160	48,512
Non-video customers	35,133	33,559	30,765	28,854
Total customer relationships	78,397	77,828	77,925	77,366
Video
Users (3)	45,555	46,613	49,384	50,618
Penetration (4)	24.6%	25.2%	26.7%	27.4%
Digital video penetration (5)	75.8%	76.2%	77.1%	77.4%
High-speed Internet
Available Homes (6)	184,975	184,910	183,935	183,826
Users (3)	65,141	63,918	61,815	60,495
Penetration (4)	35.2%	34.6%	33.6%	32.9%
Voice
Available Homes (6)	184,975	182,379	181,198	181,089
Users (3)	22,743	22,555	21,647	21,352
Penetration (4)	12.3%	12.4%	11.9%	11.8%
Total Revenue Generating Units (7)	133,439	133,086	132,846	132,465
Fiber Route Miles	3,371	3,356	3,233	3,137
Total Fiber Miles (8)	124,701	122,011	100,799	92,615
Average Revenue Generating Units	132,865	132,759	132,419	131,218
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

Index

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

	Three Months Ended March 31,		Change
(in thousands)	2018	2017	$	%
Cable operating revenues
Service revenue	$28,471	$26,411	$2,060	7.8
Other revenue	3,240	2,602	638	24.5
Total Cable operating revenues	31,711	29,013	2,698	9.3
Cable operating expenses
Cost of goods and services	15,212	15,228	(16)	(0.1)
Selling, general, and administrative	4,948	4,858	90	1.9
Depreciation and amortization	6,024	5,788	236	4.1
Total Cable operating expenses	26,184	25,874	310	1.2
Cable operating income (loss)	$5,527	$3,139	$2,388	76.1

Operating revenues
Cable service revenues increased approximately $2.1 million, or 7.8%, for the three months ended March 31, 2018, compared with the three months ended March 31, 2017, primarily due to increases in high speed data and voice subscribers, video rate increases, and customers selecting or upgrading to higher-speed data access packages.

Other revenue grew approximately $0.6 million, primarily due to new fiber contracts.

Operating expenses
Cable cost of goods and services for the three months ended March 31, 2018, remained consistent with the comparable 2017 period.

Selling, general and administrative expenses for the three months ended March 31, 2018, remained consistent with the comparable 2017 period.

The impact of the adoption of Topic 606, which deferred incremental commission and installation costs over the life of the customer, did not have a significant impact on operating expenses.

Wireline

Wireline provides regulated and unregulated voice services, DSL internet access, and long distance access services throughout Shenandoah County and portions of Rockingham, Frederick, Warren and Augusta counties, Virginia. Also, Wireline provides video and cable modem internet access services in portions of Shenandoah County, and leases fiber optic facilities throughout the northern Shenandoah Valley of Virginia, northern Virginia and adjacent areas along the Interstate 81 corridor through West Virginia, Maryland and portions of Pennsylvania.

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Telephone Access Lines	17,765	17,933	18,160	18,443
Long Distance Subscribers	8,980	9,078	9,134	9,149
Video Customers (1)	4,912	5,019	5,201	5,264
DSL and Cable Modem Subscribers (2)	14,695	14,665	14,527	14,314
Fiber Route Miles	2,078	2,073	1,997	1,971
Total Fiber Miles (3)	155,188	154,165	145,060	142,230
_______________________________________________________

1)	Wireline’s video service passes approximately 16,500 homes.

2)
December 2017 and December 2016 totals include 2,105 and 1,072 customers, respectively, served via the coaxial cable network.  During 2016, we modified the way we count subscribers when a commercial customer upgrades its internet service via a fiber contract.

3)
Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance.  For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Index

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

	Three Months Ended March 31,		Change
(in thousands)	2018	2017	$	%
Wireline operating revenues
Service revenue	$5,890	$5,602	$288	5.1
Carrier access and fiber revenues	12,854	12,665	189	1.5
Other revenue	963	887	76	8.6
Total Wireline operating revenues	19,707	19,154	553	2.9

Wireline operating expenses
Cost of goods and services	9,824	9,273	551	5.9
Selling, general and administrative	1,717	1,676	41	2.4
Depreciation and amortization	3,394	3,132	262	8.4
Total Wireline operating expenses	14,935	14,081	854	6.1
Wireline operating income (loss)	$4,772	$5,073	$(301)	(5.9)

Operating revenues
Total operating revenues in the quarter ended March 31, 2018 increased $0.6 million, or 2.9%, against the comparable 2017 period, primarily as a result of increases in fiber and access contracts.

Operating expenses
Operating expenses overall increased $0.9 million, or 6.1%, in the quarter ended March 31, 2018, compared to the 2017 quarter. The $0.6 million increase in cost of goods and services primarily resulted from costs to support the increase in carrier access and fiber contracts. The $0.3 million increase in depreciation and amortization primarily resulted from the expansion of the underlying network assets necessary to support the growth in fiber revenue. The impact of the adoption of Topic 606, which deferred incremental commission and installation costs over the life of the customer, did not have a significant impact on operating expenses.

Non-GAAP Financial Measures
In managing our business and assessing our financial performance, management supplements the information provided by the financial statement measures prepared in accordance with GAAP with Adjusted OIBDA and Continuing OIBDA, which are considered “non-GAAP financial measures” under SEC rules.

Adjusted OIBDA is defined as operating income (loss) before depreciation and amortization, adjusted to exclude the effects of:  certain non-recurring transactions; impairment of assets; gains and losses on asset sales; actuarial gains and losses on pension and other post-retirement benefit plans; and share-based compensation expense, amortization of deferred costs related to the adoption of Topic 606, and adjusted to include the benefit received from the waived management fee by Sprint. Continuing OIBDA is defined as Adjusted OIBDA, less the benefit received from the waived management fee by Sprint. Adjusted OIBDA and Continuing OIBDA should not be construed as an alternative to operating income as determined in accordance with GAAP as a measure of operating performance.

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

The adoption of the new revenue recognition standard did not impact Adjusted OIBDA.

The following tables reconcile Adjusted OIBDA and Continuing OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure:

Three Months Ended March 31, 2018 (in thousands)	Wireless	Cable	Wireline	Other	Consolidated
Operating income	$14,861	$5,527	$4,772	$(10,812)	$14,348
Deferral of costs due to Topic 606	(354)	141	(35)	—	(248)
Plus depreciation and amortization	33,925	6,024	3,394	144	43,487
Plus share based compensation expense	—	—	—	2,037	2,037
Plus the benefit received from the waived management fee (1)	9,048	—	—	—	9,048
Plus amortization of intangibles netted in rent expense	81	—	—	—	81
Less actuarial (gains) losses on pension plans	—	—	—	(82)	(82)
Adjusted OIBDA	57,561	11,692	8,131	(8,713)	68,671
Less waived management fee	(9,048)	—	—	—	(9,048)
Continuing OIBDA	$48,513	$11,692	$8,131	$(8,713)	$59,623

Index

Three Months Ended March 31, 2017 (in thousands)	Wireless	Cable	Wireline	Other	Consolidated
Operating income	$9,137	$3,139	$5,073	$(6,676)	$10,673
Plus depreciation and amortization	35,752	5,788	3,132	132	44,804
Plus (gain) loss on asset sales	(24)	(23)	30	(11)	(28)
Plus share based compensation expense	725	364	146	331	1,566
Plus the benefit received from the waived management fee (1)	9,184	—	—	—	9,184
Plus amortization of intangibles netted in rent expense	258	—	—	—	258
Plus temporary back office costs to support the billing operations through migration (2)	2,593	—	—	2	2,595
Plus acquisition, integration and migration related expenses	3,792	—	—	697	4,489
Adjusted OIBDA	61,417	9,268	8,381	(5,525)	73,541
Less waived management fee	(8,940)	—	—	—	(8,940)
Continuing OIBDA	$52,477	$9,268	$8,381	$(5,525)	$64,601
_______________________________________________________
1) Under our amended affiliate agreement, Sprint agreed to waive the Management Fees charged on both postpaid and prepaid revenues, up to $4.2 million per month, until the total amount waived reaches approximately $255.6 million, which is expected to occur in 2022.
2) Represents back office expenses required to support former nTelos subscribers that migrated to the Sprint back office.

Liquidity and Capital Resources

Sources and Uses of Cash. The Company generated approximately $60.9 million of net cash from operations in the first three months of 2018, an increase from approximately $24.5 million in the first three months of 2017.

Indebtedness.  As of March 31, 2018, the Company’s gross indebtedness totaled $824.4 million, with an estimated annualized effective interest rate of 4.02% after considering the impact of the interest rate swap contracts and unamortized loan costs, and is inclusive of the Credit Facility Modification that (a) was effective February 16, 2018 and (b) reduced the base rate of each term loan and the revolving facility by 50 basis points.  The balance consisted of the $424.4 million Term Loan A-1 at a variable rate (3.88% as of March 31, 2018) that resets monthly based on one month LIBOR plus a margin of 2.25%, and the $400.0 million Term Loan A-2 at a variable rate (4.13% as of March 31, 2018) that resets monthly based on one month LIBOR plus a margin of 2.50%.  The Term Loan A-1 requires quarterly principal repayments of $12.1 million quarterly through June 2020, with further increases at that time through maturity in 2021.  The Term Loan A-2 requires quarterly principal repayments of $10.0 million beginning September 30, 2018 through March 31, 2023, with the remaining balance due June 30, 2023.

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

Index

As of March 31, 2018, the Company was in compliance with the financial covenants in its credit agreements, and ratios at March 31, 2018 were as follows:

	Actual	Covenant Requirement at March 31,2018
Total Leverage Ratio	2.95	3.75 or Lower
Debt Service Coverage Ratio	3.58	2.00 or Higher
Minimum Liquidity Balance (in thousands)	$122,834	$25 million or Higher

Capital Commitments. Capital expenditures budgeted for 2018 are approximately $163 million, including $103 million in the Wireless segment primarily for upgrades and expansion of the nTelos wireless network.  In addition, $29 million is budgeted primarily for cable network expansion including new fiber routes and cable market expansion, $22 million in Wireline projects including fiber builds in Pennsylvania and other areas, and $9 million primarily for IT projects.

The Company spent $24.4 million on capital projects in the first three months of 2018, compared to $38.6 million in the comparable 2017 period.  Spending related to Wireless projects accounted for $14.8 million in the first three months of 2018, primarily for upgrades to the recently acquired expansion areas and continued expansion of coverage in the former nTelos territory. Cable capital spending of $5.0 million related to network and cable market expansion. Wireline capital projects cost $3.6 million, driven primarily by fiber builds and increased capacity projects.  The remaining $1.0 million of capital expenditures is largely related to information technology projects and fleet vehicles.

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

Critical Accounting Policies

Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. For a more detailed discussion of our critical accounting policies, please refer to our 2017 Form 10-K.

Recently Issued Accounting Standards

Recently issued accounting standards and their expected impact, if any, are discussed in Note 1, Basis of Presentation, of the notes to our unaudited condensed consolidated financial statements.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves two components.  The first component is outstanding debt with variable rates.  As of March 31, 2018, the Company had $824.4 million of variable rate debt outstanding, excluding unamortized loan fees and costs of $13.5 million, bearing interest at a weighted average rate of 4.02% as determined on a monthly basis. An increase in market interest rates of 1.00% would add approximately $8.0 million to annual interest expense, excluding the effect of the interest rate swap.  In May 2016, the Company entered into a pay-fixed, receive-variable interest rate swap with three counterparties totaling $256.6 of notional principal (subject to change based upon expected draws under the delayed draw term loan and principal payments due under our debt agreements).  These swaps, combined with the swap purchased in 2012, cover notional principal equal to approximately 50% of the outstanding variable rate debt through maturity in 2023. The Company is required to pay a combined fixed rate of approximately 1.16% and receive a variable rate based on one month LIBOR (1.88% as of March 31, 2018), to manage a portion of its interest rate risk. Changes in the net interest paid or received under the swaps would offset approximately 50% of the change in interest expense on the variable rate debt outstanding. The swap agreements currently reduce annual interest expense by approximately $3.7 million, based on the spread between the fixed rate and the variable rate currently in effect on our debt.

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

Management views market risk as having a potentially significant impact on the Company's results of operations, as future results could be adversely affected if interest rates were to increase significantly for an extended period, or if the Company’s need for additional external financing resulted in increases to the interest rates applied to all of its new and existing debt.  As of March 31, 2018, the Company has $412.2 million of variable rate debt with no interest rate protection.  The Company’s investments in publicly traded stock and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Supplemental Executive Retirement Plan.  General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management, with the participation of our President and Chief Executive Officer, who is the principal executive officer, and the Senior Vice President - Finance and Chief Financial Officer, who is the principal financial officer, conducted an evaluation of our disclosure controls and procedures, (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly report on Form 10-Q.
As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, we identified material weaknesses in internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As remediation has not yet been completed, our President and Chief Executive Officer and our Senior Vice President - Finance and Chief Financial Officer have concluded that our disclosure controls and procedures continued to be ineffective as of March 31, 2018.
Notwithstanding the material weaknesses, management has concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act)  as of March 31, 2018, that have materially affected or are reasonably likely to material affect, the Company’s internal control over financial reporting.
Remediation Efforts
Management is continuing to implement the remediation plans as disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017. We believe that these actions and the improvements we expect to achieve will effectively remediate the material weaknesses. However, these material weaknesses will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

Index

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of March 31, 2018, the Company has not identified any needed updates to the risk factors included in our most recent Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

The following table provides information about the Company’s shares surrendered for the settlement of payroll taxes and exercise prices for options as related to equity award vesting and exercise events, during the three months ended March 31, 2018:

	Number of Shares Purchased	Average Price Paid per Share
January 1 to January 31	23,057	$32.80
February 1 to February 28	31,318	$31.69
March 1 to March 31	2,950	$36.85

Total	57,325	$32.40

Index

ITEM 6.	Exhibits

(a)	The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.50
Second Amendment to Credit Agreement, dated as of February 16, 2018, by and among Shenandoah Telecommunications Company, as Borrower, CoBank, ACB, ACB, as Administrative Agent, and various other lenders named therein.

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

10.50
Second Amendment to Credit Agreement, dated as of February 16, 2018, by and among Shenandoah Telecommunications Company, as Borrower, CoBank, ACB, ACB, as Administrative Agent, and various other lenders named therein.

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

SHENANDOAH TELECOMMUNICATIONS COMPANY

/s/JAMES F. WOODWARD
James F. Woodward
Senior Vice President – Finance and Chief Financial Officer
Date: May 3, 2018