Form 10-Q
period 2018-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2018-08-07
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Yes ☐    No  ☑

The number of shares of the registrant’s common stock outstanding on August 1, 2018 was 49,558,696.

SHENANDOAH TELECOMMUNICATIONS COMPANY

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$65,569	$78,585
Accounts receivable, net	58,614	54,184
Income taxes receivable	589	17,311
Inventory, net	6,207	5,704
Prepaid expenses and other	64,163	17,111
Total current assets	195,142	172,895
Investments, including $3,336 and $3,279 carried at fair value	11,949	11,472
Property, plant and equipment, net	668,339	686,327
Other Assets:
Intangible assets, net	396,908	380,979
Goodwill	146,497	146,497
Deferred charges and other assets, net	34,021	13,690
Total assets	$1,452,856	$1,411,860
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt, net of unamortized loan fees	$84,631	$64,397
Accounts payable	22,674	28,953
Advanced billings and customer deposits	6,668	21,153
Accrued compensation	6,738	9,167
Accrued liabilities and other	18,086	13,914
Total current liabilities	138,797	137,584
Long-term debt, less current maturities, net of unamortized loan fees	715,265	757,561
Other Long-Term Liabilities:
Deferred income taxes	111,125	100,879
Deferred lease	19,309	15,782
Asset retirement obligations	21,867	21,211
Retirement plan obligations	13,223	13,328
Other liabilities	15,080	15,293
Total other long-term liabilities	180,604	166,493
Shareholders’ Equity:
Common stock, no par value, authorized 96,000 shares; issued and outstanding 49,558 shares in 2018 and 49,328 shares in 2017.	—	—
Additional paid in capital	46,172	44,787
Retained earnings	359,893	297,205
Accumulated other comprehensive income (loss), net of taxes	12,125	8,230
Total shareholders’ equity	418,190	350,222
Total liabilities and shareholders’ equity	$1,452,856	$1,411,860

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
Operating revenues:	2018	2017	2018	2017
Service revenues and other	$138,021	$150,308	$272,174	$300,829
Equipment revenues	16,009	2,950	33,588	6,309
Total operating revenues	154,030	153,258	305,762	307,138
Operating expenses:
Cost of services	49,134	48,416	98,476	97,193
Cost of goods sold	15,166	4,965	30,971	9,949
Selling, general and administrative	29,915	43,022	58,665	83,175
Acquisition, integration and migration expenses	—	3,678	—	8,167
Depreciation and amortization	41,117	44,925	84,604	89,729
Total operating expenses	135,332	145,006	272,716	288,213
Operating income (loss)	18,698	8,252	33,046	18,925
Other income (expense):
Interest expense	(8,851)	(9,389)	(18,183)	(18,489)
Gain (loss) on investments, net	56	73	24	193
Non-operating income (loss), net	783	1,224	1,804	2,479
Income (loss) before income taxes	10,686	160	16,691	3,108
Income tax expense (benefit)	2,862	240	4,038	847
Net income (loss)	7,824	(80)	12,653	2,261
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate hedge, net of tax	833	(1,375)	3,895	(776)
Comprehensive income (loss)	$8,657	$(1,455)	$16,548	$1,485

Net income (loss) per share:
Basic	$0.16	$—	$0.26	$0.05
Diluted	$0.16	$—	$0.25	$0.05
Weighted average shares outstanding, basic	49,547	49,115	49,511	49,083
Weighted average shares outstanding, diluted	50,070	49,115	50,029	49,850

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per amounts)
	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2017	49,328	$44,787	$297,205	$8,230	$350,222
Change in accounting principle - adoption of accounting standard (Note 2)	—	—	50,035	—	50,035
Net Income (loss)	—	—	12,653	—	12,653
Other comprehensive gain (loss), net of tax of $1.4 million	—	—	—	3,895	3,895
Stock based compensation	205	3,407	—	—	3,407
Stock options exercised	15	104	—	—	104
Common stock issued	—	10	—	—	10
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(66)	(2,136)	—	—	(2,136)
Common stock issued to acquire non-controlling interest in nTelos	76	—	—	—	—
Balance, June 30, 2018	49,558	$46,172	$359,893	$12,125	$418,190

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$12,653	$2,261
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	71,637	76,695
Amortization reflected as operating expense	12,967	12,950
Amortization reflected as rent expense in cost of services	175	593
Bad debt expense	758	886
Stock based compensation expense, net of amount capitalized	3,407	2,418
Waived management fee	18,606	18,107
Deferred income taxes	(9,325)	(11,954)
(Gain) loss on investments	(24)	(187)
Net (gain) loss from patronage and equity investments	(1,552)	(1,447)
Amortization of long-term debt issuance costs	2,365	2,385
Accrued interest and other	101	854
Changes in assets and liabilities:
Accounts receivable	(11,060)	5,196
Inventory, net	(503)	25,049
Income taxes receivable	16,722	(1,908)
Other assets	3,909	(126)
Accounts payable	2,486	(40,558)
Income taxes payable	—	(435)
Deferred lease	1,353	2,493
Other deferrals and accruals	2,469	(6,478)
Net cash provided by (used in) operating activities	127,144	86,794

Cash Flows From Investing Activities:
Acquisition of property, plant and equipment	(62,322)	(68,766)
Proceeds from sale of assets	447	269
Cash distributions (contributions) from investments and other	(3)	7
Sprint expansion	(52,000)	(6,000)
Net cash provided by (used in) investing activities	(113,878)	(74,490)

Cash Flows From Financing Activities:
Principal payments on long-term debt	(24,250)	(12,125)
Proceeds from revolving credit facility borrowings	15,000	—
Proceeds from credit facility borrowings	—	25,000
Principal payments on revolving credit facility	(15,000)	—
Taxes paid for equity award issuances	(2,032)	(1,598)
Net cash provided by (used in) financing activities	(26,282)	11,277
Net increase (decrease) in cash and cash equivalents	(13,016)	23,581
Cash and cash equivalents, beginning of period	78,585	36,193
Cash and cash equivalents, end of period	$65,569	$59,774

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest, net of capitalized interest of $737 and $1,035, respectively	$16,902	$17,085
Income tax refunds received, net of taxes paid	$(3,359)	$15,150
Capital expenditures payable	$6,324	$4,567

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

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606", or "the new revenue recognition standard"), and all related amendments, effective January 1, 2018, using the modified retrospective method as discussed in Note 2, Revenue from Contracts with Customers. The Company recognized the cumulative effect of applying the new revenue recognition standard as an adjustment to the opening balance of retained earnings. The comparative information has not been retrospectively modified and continues to be reported under the accounting standards in effect for those periods.

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms greater than 12 months. The standard also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases, as well as changes in the categorization of rental costs, from rent expense to interest and depreciation expense.  Other effects may occur depending on the types of leases and the specific terms of them utilized by particular lessees.  The ASU is effective for the Company on January 1, 2019, and early application is permitted.  Modified retrospective application is required.  In September 2017 and January 2018, the FASB issued ASU No. 2017-13,  which included Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), and ASU No. 2018-01, Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842, and provided additional implementation guidance on ASU 2016-02. The Company has not yet completed its assessment of the impact of the new standard on the Company’s Consolidated Financial Statements. The Company is in the early stages of implementation and currently believes that the most notable impact to its financial statements upon the adoption of this ASU will be the recognition of a material right-of-use asset and a lease liability for its real estate and equipment leases. The Company is continuing to assess potential impacts that the standard may have on current accounting policies and procedures, and is implementing a new lease management system to assist in the application of the new standard.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU No. 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. The amendments in this ASU also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company is currently evaluating the impact of adopting ASU No. 2018-02.

Index

Note 2. Revenue from Contracts with Customers

The Company earns revenue primarily through the sale of our wireless telecommunications services, wireless equipment, and business, residential, and enterprise cable and wireline services that include video, internet, voice, and data services. Revenue earned for the three months ended June 30, 2018 was as follows:

(in thousands)	Wireless	Cable	Wireline	Consolidated
Wireless service	$93,219	$—	$—	$93,219
Wireless equipment	15,819	—	—	15,819
Business, residential and enterprise	—	29,466	10,513	39,979
Tower and other	3,244	2,645	8,599	14,488
Total revenue	112,282	32,111	19,112	163,505
Internal revenues	(1,244)	(1,097)	(7,134)	(9,475)
Total operating revenue	$111,038	$31,014	$11,978	$154,030

Revenues earned for the six months ended June 30, 2018 was as follows:

(in thousands)	Wireless	Cable	Wireline	Consolidated
Wireless service	$182,978	$—	$—	$182,978
Wireless equipment	33,193	—	—	33,193
Business, residential and enterprise	—	58,597	21,204	79,801
Tower and other	6,509	5,225	17,615	29,349
Total revenue	222,680	63,822	38,819	325,321
Internal revenues	(2,483)	(2,128)	(14,948)	(19,559)
Total operating revenue	$220,197	$61,694	$23,871	$305,762

Wireless service
The majority of the Company's revenue is earned through providing network access to Sprint under the affiliate agreement, which represents approximately 61% of consolidated revenues. Wireless service revenue is variable based on billed revenues to Sprint’s subscribers in the Company's affiliate area, less applicable fees retained by Sprint.

The Company's revenue related to Sprint’s postpaid customers is the amount that Sprint bills its postpaid subscribers, reduced by customer credits, write-offs of receivables, and 8% management and 8.6% service fees. The Company is also charged for the costs of subsidized handsets sold through Sprint’s national channels as well as commissions paid by Sprint to third-party resellers in the Company's service territory.

The Company's revenue related to Sprint’s prepaid customers is the amount Sprint bills its prepaid subscribers, reduced by costs to acquire and support the customer, based on national averages for Sprint’s prepaid programs, and a 6% management fee.

The Company considers Sprint, rather than Sprint's subscribers, to be the customer under the new revenue recognition standard and the Company's performance obligation is to provide Sprint a series of continuous network access services. The reimbursement to Sprint for the costs of handsets sold through Sprint’s national channels, as well as commissions paid by Sprint to third-party resellers in our service territory represent consideration payable to a customer that is not in exchange for a distinct service under Topic 606. Therefore, these reimbursements result in increases to our contract asset position that are subsequently recognized as a reduction of revenue over the average subscriber life of approximately two years which is the period the Company expects those payments to result in increased revenues. Historically, under ASC 605 the customer was considered the subscriber rather than Sprint and as a result, reimbursement payments to Sprint for costs of handsets and commissions were recorded as operating expenses in the period incurred. During 2017, these costs totaled $63.5 million recorded in cost of goods and services, and $16.9 million recorded in selling, general and administrative costs.

On January 1, 2018, upon adoption, the Company recorded a wireless contract asset of approximately $42.8 million. During the three months ended June 30, 2018, payments that increased the wireless contract asset balance totaled $14.6 million and amortization reflected as a reduction of revenue totaled approximately $13.7 million. During the six months ended June 30, 2018, payments that increased the wireless contract asset balance totaled $28.4 million and amortization reflected as a reduction of revenue totaled approximately $27.1 million. The wireless contract asset balance as of June 30, 2018 was approximately $44.1 million.

Index

Wireless equipment
The Company owns and operates Sprint-branded retail stores within their geographic territory from which the Company sells equipment, primarily wireless handsets, and service to Sprint subscribers. The Company's equipment is generally sold to subscribers under subsidized plans or to Sprint under equipment financing plans. Under the equipment financing plans, Sprint purchases the equipment from the Company and resells the equipment to their subscribers. Historically, under ASC 605, the Company concluded that it was the agent in these equipment financing transactions and recorded revenues net of related handset costs which were approximately $63.8 million in 2017. Under Topic 606 the Company concluded that it is the principal in these equipment financing transactions, as the Company controls and bears the risk of ownership of the inventory prior to sale, and accordingly revenues and handset costs are recorded on a gross basis, the corresponding cost of the equipment is recorded separately to cost of goods sold.

Business, residential and enterprise
The Company earns revenue in the cable and wireline segments from business, residential, and enterprise customers where the performance obligations are to provide cable and telephone network services, sell and lease equipment and wiring services, and lease fiber-optic cable capacity. The Company's arrangements are generally composed of contracts that are cancellable at the customer’s discretion without penalty at any time. As there are multiple performance obligations in these arrangements, the Company recognizes revenue based on the standalone selling price of each distinct good or service. The Company generally recognizes these revenues over time as customers simultaneously receive and consume the benefits of the service, with the exception of equipment sales and home wiring which are recognized as revenue at a point in time when control transfers and when installation is complete, respectively.

Under the new revenue recognition standard, the Company concluded that installation services do not represent a separate performance obligation. Accordingly, installation fees are allocated to services and are recognized ratably over the longer of the contract term or the period the unrecognized portion of the fee remains material to the contract, typically 10 and 11 months for cable and wireline customers, respectively. Historically, the Company deferred these fees over the estimated customer life of 42 months. Additionally, the Company incurs commission and installation costs related to in-house and third-party vendors that were previously expensed as incurred. Under Topic 606, the Company capitalizes and amortizes these commission and installation costs over the expected benefit period which is approximately 44 months, 72 months, and 46 months, for cable, wireline, and enterprise business, respectively.

Tower / Other
Tower revenues consist primarily of tower space leases accounted for under Topic 840, Leases, and Other revenues include network access-related charges for service provided to customers across the segments.

Index

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of the new revenue recognition standard were as follows:

(in thousands)	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
Assets
Prepaid expenses and other	$17,111	$36,577	$53,688
Deferred charges and other assets, net	13,690	16,107	29,797
Liabilities
Advanced billing and customer deposits	21,153	(14,302)	6,851
Deferred income taxes	100,879	18,151	119,030
Other long-term liabilities	15,293	(1,200)	14,093
Retained earnings	297,205	50,035	347,240

The impact of the adoption of the new revenue recognition standard on our consolidated income statement and balance sheet was as follows:

	Three Months Ended June 30, 2018
(in thousands)	As Reported	Balances without Adoption of Topic 606	Effect of Change Higher/(Lower)
Operating revenues:
Service revenues and other	$138,021	$156,267	$(18,246)
Equipment revenues	16,009	1,799	14,210
Operating expenses:
Cost of services	49,134	48,999	135
Cost of goods sold	15,166	6,328	8,838
Selling, general and administrative	29,915	45,579	(15,664)

	Six Months Ended June 30, 2018
(in thousands)	As Reported	Balances without Adoption of Topic 606	Effect of Change Higher/(Lower)
Operating revenues:
Service revenues and other	$272,174	$310,079	$(37,905)
Equipment revenues	33,588	3,858	29,730
Operating expenses:
Cost of services	98,476	98,198	278
Cost of goods sold	30,971	12,446	18,525
Selling, general and administrative	58,665	88,547	(29,882)

Index

	As of June 30, 2018
(in thousands)	As Reported	Balances without Adoption of Topic 606	Effect of Change Higher/(Lower)
Assets
Prepaid expenses and other	$64,163	$26,215	$37,948
Deferred charges and other assets, net	34,021	18,094	15,927
Liabilities
Advanced billing and customer deposits	6,668	22,704	(16,036)
Deferred income taxes	111,125	92,190	18,935
Other long-term liabilities	15,080	16,259	(1,179)
Retained earnings	359,893	307,738	52,155

Future performance obligations
On June 30, 2018, the Company had approximately $3.1 million of transaction price allocated to unsatisfied performance obligations, which is exclusive of contracts with original expected duration of one year or less. The Company expects to recognize approximately $0.4 million of this amount as revenue during the remainder of 2018, $0.6 million in 2019, an additional $0.6 million by 2020, and the balance thereafter.
Contract acquisition costs and costs to fulfill contracts
Capitalized contract costs represent contract fulfillment costs and contract acquisition costs which include commissions and installation costs in our cable and wireline segments. Capitalized contract costs are amortized on a straight line basis over the contract term plus expected renewals. The Company applies the practical expedient to expense contract acquisition costs when incurred if the amortization period would be twelve months or less. The amortization of these costs is included in cost of services, and selling, general and administrative expenses. Amounts capitalized were approximately $9.8 million as of June 30, 2018 of which $4.6 million is presented as prepaid expenses and other and $5.2 million is presented as deferred charges and other assets, net. Amortization recognized during the six-month period ended at June 30, 2018 was approximately $2.7 million.

Note 3. Acquisition

Sprint Territory Expansion: Effective February 1, 2018, the Company signed an expansion agreement with Sprint to expand its wireless service coverage area to include certain areas in Kentucky, Pennsylvania, Virginia and West Virginia, (the “Expansion Area”). The agreement includes certain network build out requirements in the Expansion Area, and the ability to utilize Sprint’s spectrum in the Expansion Area. Pursuant to the expansion agreement, Sprint agreed to, among other things, transition the provision of network coverage in the Expansion Area from Sprint to the Company. The expansion agreement required a payment of $52.0 million for the right to service the Expansion Area pursuant to the Affiliate Agreements plus an additional payment of up to $5.0 million after acceptance of certain equipment at the Sprint cell sites in the Expansion Area. The transaction was accounted for as an asset acquisition.

Index

The Company recorded the following in the wireless segment:

($ in thousands)	Estimated Useful Life (in years)	February 1, 2018
Affiliate Contract Expansion	12	$45,148
Prepayment of tangible assets	0	6,497
Off-market leases - favorable	16.5	3,665
Off-market leases - unfavorable	4.2	(3,310)
Total		$52,000
Estimated useful lives are approximate and represent the average of the remaining useful lives as of the acquisition date.

The Company allocated the purchase price to the components identified in the table above based on the relative fair value of each component. The fair value of the components was determined using an income and cost approach.

The affiliate contract expansion asset is classified as "Intangible assets, net". The prepayment of tangible assets are classified as "Prepaid expenses and other" within current assets on the Company's balance sheet. The off-market leases - favorable and off-market leases - unfavorable, are classified as "Intangible assets, net" and "Deferred lease", respectively, on the Company's balance sheet.

Note 4. Customer Concentration

Significant Contractual Relationship:
In 1999, the Company executed a Management Agreement (the “Agreement”) with Sprint whereby the Company committed to construct and operate a personal communications service (PCS) network using CDMA air interface technology.  The Agreement has been amended numerous times. Under the amended Agreement, the Company is the exclusive PCS Affiliate of Sprint providing wireless mobility communications network products and services on the 800 MHz, 1900 MHz and 2.5 GHz spectrum ranges in its territory across a multi-state area covering large portions of central and western Virginia, south-central Pennsylvania, West Virginia, and portions of Maryland, North Carolina, Kentucky, and Ohio. The Company is authorized to use the Sprint brand in its territory, and operate its network under Sprint’s radio spectrum licenses.  As an exclusive PCS Affiliate of Sprint, the Company has the exclusive right to build, own and maintain its portion of Sprint’s nationwide PCS network, in the aforementioned areas, to Sprint’s specifications.  The initial term of the Agreement extends through November 2029, with two successive 10-year renewal periods, unless terminated by either party under provisions outlined in the Agreement.  Upon non-renewal, the Company may cause Sprint to buy or Sprint may cause the Company to sell, the business at 90% of “Entire Business Value” (EBV) as defined in the Agreement.  EBV is defined as i) the fair market value of a going concern paid by a willing buyer to a willing seller; ii) valued as if the business will continue to utilize existing brands and operate under existing agreements; and, iii) valued as if Manager (Shentel)  owns the spectrum.  Determination of EBV is made by an independent appraisal process.

Amendment to the Affiliate agreement related to the acquisition of Expansion Area:
Effective with the acquisition of Expansion Area on February 1, 2018, the Company amended its Agreement with Sprint to expand its wireless service area to include certain areas in Kentucky, Pennsylvania, Virginia and West Virginia. The agreement includes certain network build out requirements in the Expansion Area, and the ability to utilize Sprint’s spectrum in the Expansion Area along with certain other amendments to the Affiliate Agreements. Pursuant to the Expansion Agreement, Sprint agreed to, among other things, transition the provision of network coverage in the Expansion Area from Sprint to the Company.

Note 5. Earnings (Loss) Per Share (EPS)

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

Index

The following table indicates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Calculation of net income (loss) per share:
Net income (loss)	$7,824	$(80)	$12,653	$2,261
Weighted average shares outstanding	49,547	49,115	49,511	49,083
Basic income (loss) per share	$0.16	$—	$0.26	$0.05

Effect of stock options outstanding:
Basic weighted average shares outstanding	49,547	49,115	49,511	49,083
Effect from dilutive shares and options outstanding	523	—	518	767
Diluted weighted average shares outstanding	50,070	49,115	50,029	49,850
Diluted income (loss) per share	$0.16	$—	$0.25	$0.05

The computation of diluted EPS does not include certain unvested awards, on a weighted average basis, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Awards excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive	23	786	115	87

Note 6.  Investments

Other investments, comprised of equity securities which do not have readily determinable fair values, consist of the following:

(in thousands)	6/30/2018	12/31/2017
Cost method:
CoBank	$7,258	$6,818
Other – Equity in other telecommunications partners	781	811
	8,039	7,629
Equity method:
Other	574	564
	574	564
Total other investments	$8,613	$8,193

The CoBank investment is primarily related to patronage distributions of restricted equity and is a required investment related to the Credit Facility. Refer to Note 12, Long-Term Debt, for additional information.

The Company's investments carried at fair value consisted of:

(in thousands)	6/30/2018	12/31/2017
Domestic equity funds	$2,933	$2,856
International equity funds	403	423
	$3,336	$3,279

Index

Investments carried at fair value were acquired under a rabbi trust arrangement related to the Company’s Supplemental Executive Retirement Plan (SERP).  The Company purchases investments in the trust to mirror the investment elections of participants in the SERP. The Company recorded net gains of $56 thousand and $68 thousand in the three months ended June 30, 2018 and June 30, 2017, respectively. The Company recorded net gains of $24 thousand and $187 thousand in the six months ended June 30, 2018 and June 30, 2017, respectively. Fair values for these investments are determined by quoted market prices (Level 2 fair values) for the underlying mutual funds, which may be based upon net asset value. Gains and losses on the investments in the trust are reflected as increases or decreases in the liability owed to the participants. The increases or decreases to the liability are recorded as pension expense included within "Non-operating income (loss), net" in the Company's consolidated statements of operations.

Note 7. Fair Value Measurements

The following tables present the hierarchy for financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	June 30, 2018
Balance sheet location:	Level 1	Level 2	Level 3	Total
Prepaid expenses and other:
Interest rate swaps	$—	$4,577	$—	$4,577
Deferred charges and other assets, net:
Interest rate swaps	—	13,925	—	13,925
Total	$—	$18,502	$—	$18,502

(in thousands)	For the year ended December 31, 2017
Balance sheet location:	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$150	$—	$—	$150
Prepaid expenses and other:
Interest rate swaps	—	2,411	—	2,411
Deferred charges and other assets, net:
Interest rate swaps	—	10,776	—	10,776
Total	$150	$13,187	$—	$13,337

Level 1- Financial assets and liabilities whose values are based on unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
Level 2 - Financial assets and liabilities whose values are based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3 - Financial assets and liabilities whose values are based on unobservable inputs for the asset or liability.

Financial instruments are defined as cash, or other financial instruments to a third party. The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, investments carried at fair value, accounts payable and accrued liabilities approximate fair value due to their short-term nature. The Company's Long-term debt and interest rate swaps approximate fair value because of their floating rate structure.

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

Index

quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs).

The Company has certain non-marketable long-term investments for which it is not practicable to estimate fair value, refer to Note 6, Investments, for additional information.

Note 8. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in thousands)	Estimated Useful Lives	June 30, 2018	December 31, 2017
Land		$6,459	$6,418
Buildings and structures	10 - 40 years	205,373	195,540
Cable and wire	4 - 40 years	296,276	286,999
Equipment and software	2 - 17 years	756,643	730,228
Plant in service		1,264,751	1,219,185
Plant under construction		67,584	62,202
Total property, plant and equipment		1,332,335	1,281,387
Less accumulated amortization and depreciation		663,996	595,060
Property, plant and equipment, net		$668,339	$686,327

Note 9. Goodwill and Other Intangible Assets

Goodwill consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Goodwill - Wireless	$146,383	$146,383
Goodwill - Cable	104	104
Goodwill - Wireline	10	10
Goodwill	$146,497	$146,497

Intangible assets consisted of the following:

	June 30, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Non-amortizing intangibles:
Cable franchise rights	$64,334	$—	$64,334	$64,334	$—	$64,334
Railroad crossing rights	141	—	141	141	—	141
Total non-amortizing intangibles	64,475	—	64,475	64,475	—	64,475

Finite-lived intangibles:
Affiliate contract expansion - wireless	455,306	(137,437)	317,869	410,157	(105,964)	304,193
Favorable leases - wireless	15,758	(1,537)	14,221	13,103	(1,222)	11,881
Acquired subscribers - cable	25,265	(25,174)	91	25,265	(25,100)	165
Other intangibles	463	(211)	252	463	(198)	265
Total finite-lived intangibles	496,792	(164,359)	332,433	448,988	(132,484)	316,504
Total intangible assets	$561,267	$(164,359)	$396,908	$513,463	$(132,484)	$380,979

Index

Affiliate contract expansion is amortized over the expected benefit period and is further reduced by the amount of waived management fees received from Sprint which totaled $79.2 million since May 6, 2016, the date of the non-monetary exchange.

The gross carrying amount of certain intangibles was affected by the expansion of the Company's wireless service coverage area with Sprint. See note 3, Acquisition for additional information.

Index

Note 10.  Derivatives and Hedging

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheet:

(in thousands)	June 30, 2018	December 31, 2017
Balance Sheet Location of Derivative Financial Instruments:
Prepaid expenses and other	$4,577	$2,411
Deferred charges and other assets, net	13,925	10,776
Total derivatives designated as hedging instruments	$18,502	$13,187

The table below summarizes changes in accumulated other comprehensive income (loss) by component:

	Six months ended June 30, 2018
(in thousands)	Gains (Losses) on Cash Flow Hedges	Income Tax (Expense) Benefit	Accumulated Other Comprehensive Income (Loss), net of taxes
Balance as of December 31, 2017	$13,187	$(4,957)	$8,230
Net change in unrealized gain (loss)	5,315	(1,420)	3,895
Net current period other comprehensive income (loss)	5,315	(1,420)	3,895
Balance as of June 30, 2018	$18,502	$(6,377)	$12,125

The outstanding notional amounts of the cash flow hedge were $406.1 million and $418.3 million as of June 30, 2018 and December 31, 2017, respectively.  See Note 7, Fair Value Measurements, for additional information.

Note 11. Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	June 30, 2018	December 31, 2017
Prepaid rent	$9,929	$10,519
Prepaid maintenance expenses	3,806	3,062
Interest rate swaps	4,577	2,411
Deferred contract costs	37,947	—
Other	7,904	1,119
Prepaid expenses and other	$64,163	$17,111

Deferred contract and other costs include amounts reimbursed to Sprint for commissions and device costs, and commissions and installation costs in the Company’s Cable and Wireline segments. The deferred contract and other costs increased due to the adoption of Topic 606. Refer to Note 2, Revenue from Contracts with Customers, for additional information.

Index

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	June 30, 2018	December 31, 2017
Interest rate swaps	$13,925	$10,776
Deferred contract costs	15,953	—
Other	4,143	2,914
Deferred charges and other assets, net	$34,021	$13,690

Deferred contract and other costs include amounts reimbursed to Sprint for commissions and device costs, and commissions and installation costs in the Company’s Cable and Wireline segments. The deferred contract and other costs increased due to the adoption of Topic 606. Refer to Note 2, Revenue from Contracts with Customers, for additional information.

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	June 30, 2018	December 31, 2017
Sales and property taxes payable	$4,805	$3,872
Severance accrual	13	1,028
Asset retirement obligations	641	492
Accrued programming costs	2,934	2,805
Other current liabilities	9,693	5,717
Accrued liabilities and other	$18,086	$13,914

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	June 30, 2018	December 31, 2017
Non-current portion of deferred revenues	$12,782	$14,030
Other	2,298	1,263
Other liabilities	$15,080	$15,293

The Company's asset retirement obligations are included in the balance sheet captions "Asset retirement obligations" and "Accrued liabilities and other". The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement and removal of leasehold improvements or equipment.  The Company also records a corresponding asset, which is depreciated over the life of the leasehold improvement or equipment.  Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.  The terms associated with its operating leases, and applicable zoning ordinances of certain jurisdictions, define the Company’s obligations which are estimated and vary based on the size of the towers.

Note 12. Long-Term Debt

Total debt as of June 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Term loan A-1	$412,250	$436,500
Term loan A-2	400,000	400,000
	812,250	836,500
Less: unamortized loan fees	12,354	14,542
Total debt, net of unamortized loan fees	$799,896	$821,958

Current maturities of long term debt, net of current unamortized loan fees	$84,631	$64,397
Long-term debt, less current maturities, net of unamortized loan fees	$715,265	$757,561

Index

As of June 30, 2018, the Company's indebtedness totaled approximately $799.9 million, net of unamortized loan fees of $12.4 million, with an annualized overall weighted average interest rate of approximately 3.90%. As of June 30, 2018, the Term Loan A-1 bears interest at one-month LIBOR plus a margin of 2.25%, while the Term Loan A-2 bears interest at one-month LIBOR plus a margin of 2.50%. For June 2018, one-month LIBOR was 1.98%. LIBOR resets monthly.

The Term Loan A-1 required quarterly principal repayments of $6.1 million, which began on September 30, 2016 and continued through June 30, 2017, increased to $12.1 million quarterly from September 30, 2017 through June 30, 2020; then increases to $18.2 million quarterly from September 30, 2020 through March 31, 2021, with the remaining balance due June 30, 2021.  The Term Loan A-2 requires quarterly principal repayments of $10.0 million beginning on September 30, 2018 through March 31, 2023, with the remaining balance due June 30, 2023.

The 2016 credit agreement also requires the Company to enter into one or more hedge agreements to manage its exposure to interest rate movements.  The Company elected to hedge the minimum required under the 2016 credit agreement, and entered into a pay-fixed, receive-variable swap on 50% of the aggregate expected principal balance of the term loans outstanding.  The Company will receive one month LIBOR and pay a fixed rate of 1.16%, in addition to the 2.25% initial spread on Term Loan A-1 and the 2.50% initial spread on Term Loan A-2.

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

•
a minimum debt service coverage ratio, defined as EBITDA minus certain cash taxes divided by the sum of all scheduled principal payments on the Term Loans and scheduled principal payments on other indebtedness plus cash interest expense, greater than 2.00 to 1.00; and

•
maintain a minimum liquidity balance of greater than $25 million. The balance includes amounts available under the revolver facility plus unrestricted cash and cash equivalents on deposit in a deposit account for which a control agreement has been delivered to the administrative agent under the 2016 credit agreement.

As shown below, as of June 30, 2018, the Company was in compliance with the covenants in its credit agreements.

	Actual	Covenant Requirement
Total Leverage Ratio	2.89	3.75 or Lower
Debt Service Coverage Ratio	3.40	2.00 or Higher
Minimum Liquidity Balance (in thousands)	$139,333	$25 million or Higher

Credit Facility Modification: On February 16, 2018, the Company, entered into a Second Amendment to Credit Agreement (the “Second Amendment”) with CoBank, ACB, as administrative agent of its Credit Agreement and the various financial institutions party thereto (the “Lenders”), which modifies the Credit Agreement by (i) reducing the interest rate paid by the Company by 50 basis points with respect to certain loans made by the Lenders to the Company under the Credit Agreement, and (ii) allowing the Company to make charitable contributions to the Shentel Foundation, a Virginia nonstock corporation, of up to $1.5 million in any fiscal year.

Index

Note 13. Income Taxes

The Company files U.S. federal income tax returns and various state and local income tax returns.

The net operating losses acquired in the nTelos acquisition are open to examination from 2002 forward. Tax filings prior to 2014, excluding the acquired net operating losses, are no longer subject to examination. The Company is not subject to any state or federal income tax audits as of June 30, 2018.

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

As of June 30, 2018, the Company is continuing to evaluate the provisional amounts recorded related to the 2017 Tax Act at December 31, 2017, and has not recognized any additional adjustments to such provisional amounts.

Index

Note 14. Segment Reporting

Three Months Ended June 30, 2018

(in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated
External revenues
Service revenues	$93,219	$28,748	$5,301	$—	$—	$127,268
Equipment revenues	15,819	144	46	—	—	16,009
Other	2,000	2,122	6,631	—	—	10,753
Total external revenues	111,038	31,014	11,978	—	—	154,030
Internal revenues	1,244	1,097	7,134	—	(9,475)	—
Total operating revenues	112,282	32,111	19,112	—	(9,475)	154,030
Operating expenses
Cost of services	33,488	15,125	9,373	12	(8,864)	49,134
Cost of goods sold	15,082	63	20	1	—	15,166
Selling, general and administrative	12,367	4,661	1,686	11,812	(611)	29,915
Depreciation amortization	31,565	6,179	3,240	133	—	41,117
Total operating expenses	92,502	26,028	14,319	11,958	(9,475)	135,332
Operating income (loss)	$19,780	$6,083	$4,793	$(11,958)	$—	$18,698

Three Months Ended June 30, 2017:

(in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated
External revenues
Service revenues	$107,681	$26,883	$5,128	$—	$—	$139,692
Equipment revenues	2,779	147	24	—	—	2,950
Other	2,439	1,948	6,229	—	—	10,616
Total external revenues	112,899	28,978	11,381	—	—	153,258
Internal revenues	1,234	586	8,195	—	(10,015)	—
Total operating revenues	114,133	29,564	19,576	—	(10,015)	153,258
Operating expenses
Cost of services	33,497	14,920	9,329	—	(9,329)	48,416
Cost of goods sold	4,972	(9)	1	—	—	4,965
Selling, general and administrative	29,637	4,867	1,683	7,521	(686)	43,022
Acquisition, integration and migration expenses	4,124	—	—	(446)	—	3,678
Depreciation and amortization	35,551	6,090	3,155	129	—	44,925
Total operating expenses	107,781	25,868	14,168	7,204	(10,015)	145,006
Operating income (loss)	$6,352	$3,696	$5,408	$(7,204)	$—	$8,252

Index

Six Months Ended June 30, 2018

(in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated
External revenues
Service revenues	$182,978	$57,219	$10,609	$—	$—	$250,806
Equipment revenues	33,193	303	92	—	—	33,588
Other	4,026	4,172	13,170	—	—	21,368
Total external revenues	220,197	61,694	23,871	—	—	305,762
Internal revenues	2,483	2,128	14,948	—	(19,559)	—
Total operating revenues	222,680	63,822	38,819	—	(19,559)	305,762
Operating expenses
Cost of services	67,238	30,281	19,175	12	(18,230)	98,476
Cost of goods sold	30,809	119	42	1	—	30,971
Selling, general and administrative	24,502	9,609	3,403	22,480	(1,329)	58,665
Depreciation and amortization	65,490	12,203	6,634	277	—	84,604
Total operating expenses	188,039	52,212	29,254	22,770	(19,559)	272,716
Operating income (loss)	$34,641	$11,610	$9,565	$(22,770)	$—	$33,046

Six Months Ended June 30, 2017

(in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated
External revenues
Service revenues	$215,867	$53,294	$10,176	$—	$—	$279,337
Equipment revenues	5,924	329	56	—	—	6,309
Other	5,337	3,800	12,355	—	—	21,492
Total external revenues	227,128	57,423	22,587	—	—	307,138
Internal revenues	2,468	1,154	16,143	—	(19,765)	—
Total operating revenues	229,596	58,577	38,730	—	(19,765)	307,138
Operating expenses
Cost of services	66,920	30,098	18,563	—	(18,388)	97,193
Cost of goods sold	9,868	41	40	—	—	9,949
Selling, general and administrative	58,101	9,725	3,359	13,367	(1,377)	83,175
Acquisition, integration and migration expenses	7,916	—	—	251	—	8,167
Depreciation and amortization	71,303	11,879	6,286	261	—	89,729
Total operating expenses	214,108	51,743	28,248	13,879	(19,765)	288,213
Operating income (loss)	$15,488	$6,834	$10,482	$(13,879)	$—	$18,925

Index

A reconciliation of the total of the reportable segments’ operating income (loss) to consolidated income (loss) before taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Total consolidated operating income (loss)	$18,698	$8,252	$33,046	$18,925
Interest expense	(8,851)	(9,389)	(18,183)	(18,489)
Gain (loss) on investments, net	56	73	24	193
Non-operating income (loss), net	783	1,224	1,804	2,479
Income (loss) before income taxes	$10,686	$160	$16,691	$3,108

As of January 1, 2018, the Company records stock compensation expense to the Other segment. Previously, stock compensation expense was allocated among all of the segments.

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

General
Overview. Shenandoah Telecommunications Company, (the "Company", "we", "our", or "us"), is a diversified telecommunications company providing integrated voice, video and data communication services including both regulated and unregulated telecommunications services through its wholly owned subsidiaries. These subsidiaries provide wireless personal communications services as a Sprint PCS affiliate, and local exchange telephone services, video, internet and data services, long distance services, fiber optics facilities and leased tower facilities. We organize and strategically manage our operations under the Company's reportable segments that include: Wireless, Cable, Wireline, and Other. See Note 14, Segment Reporting, included with the notes to our consolidated financial statements provided within our 2017 Annual Report on Form 10-K for further information regarding our segments.

Basis of Presentation
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), effective January 1, 2018, using the modified retrospective method as discussed in Note 2, Revenue from Contracts with Customers. The following tables identify the impact of applying Topic 606 to the Company for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
		Topic 606 Impact - CONSOLIDATED
($ in thousands, except per share amounts)	Prior to Adoption of Topic 606	Changes in Presentation (1)	Equipment Revenue (2)	Deferred Costs (3)	As Reported 6/30/2018
Service revenue and other	$156,267	$(20,881)	$—	$2,635	$138,021
Equipment revenue	1,799	—	14,210	—	16,009
Total operating revenues	158,066	(20,881)	14,210	2,635	154,030
Cost of services	48,999	—	—	135	49,134
Cost of goods sold	6,328	(5,372)	14,210	—	15,166
Selling, general & administrative	45,579	(15,509)	—	(155)	29,915
Depreciation and amortization	41,117	—	—	—	41,117
Total operating expenses	142,023	(20,881)	14,210	(20)	135,332
Operating income	16,043	—	—	2,655	18,698
Other income (expense)	(8,012)	—	—	—	(8,012)
Income tax expense (benefit)	2,144	—	—	718	2,862
Net income	$5,887	$—	$—	$1,937	$7,824

Earnings per share
Basic	$0.12			$0.04	$0.16
Diluted	$0.12			$0.04	$0.16
Weighted average shares o/s, basic	49,547				49,547
Weighted average shares o/s, diluted	50,070				50,070

Index

	Six Months Ended June 30, 2018
		Topic 606 Impact - CONSOLIDATED
($ in thousands, except per share amounts)	Prior to Adoption of Topic 606	Changes in Presentation (1)	Equipment Revenue (2)	Deferred Costs (3)	YTD 6/30/2018 As Reported
Service revenue and other	$310,079	$(40,895)	$—	$2,990	$272,174
Equipment revenue	3,858	—	29,730	—	33,588
Total operating revenues	313,937	(40,895)	29,730	2,990	305,762
Cost of services	98,198	—	—	278	98,476
Cost of goods sold	12,446	(11,205)	29,730	—	30,971
Selling, general & administrative	88,547	(29,690)	—	(192)	58,665
Depreciation and amortization	84,604	—	—	—	84,604
Total operating expenses	283,795	(40,895)	29,730	86	272,716
Operating income	30,142	—	—	2,904	33,046
Other income (expense)	(16,355)	—	—	—	(16,355)
Income tax expense (benefit)	3,254	—	—	784	4,038
Net income	$10,533	$—	$—	$2,120	$12,653

Earnings per share
Basic	$0.21			$0.05	$0.26
Diluted	$0.21			$0.04	$0.25
Weighted average shares o/s, basic	49,511				49,511
Weighted average shares o/s, diluted	50,029				50,029

______________________________________________________
(1) Amounts payable to Sprint for the reimbursement of costs incurred by Sprint in their national sales channel for commissions and device costs, and to provide on-going support to their prepaid customers in our territory were historically recorded as expense when incurred. Under Topic 606, these amounts represent consideration payable to our customer, Sprint, and are recorded as a reduction of revenue. In 2017, these amounts were approximately $44.8 million for the national commissions, previously recorded in selling, general and administrative, $18.7 million for national device costs previously recorded in cost of goods and services, and $16.9 million for the on-going service to Sprint's prepaid customers, previously recorded in selling, general and administrative.

(2) Costs incurred by the Company for the sale of devices under Sprint’s device financing and lease programs were previously recorded net against revenue. Under Topic 606, the revenue from device sales is recorded gross as equipment revenue and the device costs are recorded gross and reclassified to cost of goods and services. These amounts were approximately $63.8 million in 2017.

(3) Amounts payable to Sprint for the reimbursement of costs incurred by Sprint in their national sales channel for commissions and device costs, which historically have been expensed when incurred, are deferred and amortized against revenue over the expected period of benefit of approximately 21 to 24 months. In Cable and Wireline, installation revenues are recognized over a shorter period of benefit. The deferred balance as of June 30, 2018 is approximately $53.9 million and is classified on the balance sheet as current and non-current assets, as applicable.

2018 Developments
Credit Facility Modification: On February 16, 2018, the Company, entered into a Second Amendment to Credit Agreement (the “Second Amendment”) with CoBank, ACB, as administrative agent of its Credit Agreement, described more fully in Note 12, Long-Term Debt, and the various financial institutions party thereto (the “Lenders”), which modifies the Credit Agreement by (i) reducing the interest rate paid by the Company by 50 basis points with respect to certain loans made by the Lenders to the Company under the Credit Agreement, and (ii) allowing the Company to make charitable contributions to Shentel Foundation, a Virginia nonstock corporation, of up to $1.5 million in any fiscal year.

Sprint Territory Expansion: Effective February 1, 2018, we signed the Expansion Agreement with Sprint to expand our wireless network coverage area to include certain portions of Kentucky, Pennsylvania, Virginia and West Virginia, (the “Expansion Area”), effectively adding a population (POPs) of approximately 1.1 million. The agreement includes certain network build out requirements in the Expansion Area, and the ability to utilize Sprint’s spectrum in the Expansion Area along with certain other amendments to the Affiliate Agreements. Pursuant to the Expansion Agreement, Sprint agreed to, among other things, transition the provision of network coverage in the Expansion Area from Sprint to us. The Expansion Agreement required a payment of $52.0 million to Sprint for the right to service the Expansion Area pursuant to the Affiliate Agreements plus an additional payment of up to $5.0 million after acceptance of certain equipment at the Sprint cell sites in the Expansion Area. A map of our territory, reflecting the new expansion area, is provided below:

Index

Current Markets
New Expansion Markets
Optional Expansion Markets
Pennsylvania
Maryland
Ohio
DC
West Virginia
Virginia
Kentucky
Tennessee
North Carolina

Results of Operations

Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017

Our consolidated results for the second quarter of 2018 and 2017 are summarized as follows:

	Three Months Ended June 30,				Change
($ in thousands)	2018	% of Revenue	2017	% of Revenue	$	%
Operating revenues	$154,030	100.0	$153,258	100.0	$772	0.5
Operating expenses	135,332	87.9	145,006	94.6	(9,674)	(6.7)
Operating income (loss)	18,698	12.1	8,252	5.4	10,446	126.6

Interest expense	(8,851)	(5.7)	(9,389)	(6.1)	538	5.7
Other income (expense), net	839	0.5	1,297	0.8	(458)	(35.3)
Income (loss) before taxes	10,686	6.9	160	0.1	10,526	6,578.8
Income tax expense (benefit)	2,862	1.9	240	0.2	2,622	1,092.5
Net income (loss)	$7,824	5.1	$(80)	(0.1)	$7,904	(9,880.0)

Operating revenues
During the three months ended June 30, 2018, operating revenues increased approximately $0.8 million, or 0.5%, compared with the three months ended June 30, 2017. Excluding the impacts of adopting Topic 606, operating revenues would have increased approximately $4.8 million, driven by the Wireless and Cable operations, partially offset by Wireline operations.

Index

Operating expenses
During the three months ended June 30, 2018, operating expenses decreased approximately $9.7 million or 6.7%, compared with the three months ended June 30, 2017. Excluding the impacts of adopting Topic 606, operating expenses would have decreased approximately $3.0 million, primarily due to the absence of acquisition, integration and migration costs related to the completion of the transformation of the nTelos network in 2017, partially offset by our investment in infrastructure in the Other operations necessary to support our growth.

In 2018, the Company's stock compensation expense was recorded in the Other operations. In prior years this expense was allocated among Wireless, Cable, Wireline and Other. Stock compensation expense for the three months ended June 30, 2018 was approximately $1.4 million compared with approximately $0.8 million for the three months ended June 30, 2017.

Interest expense
During the three months ended June 30, 2018, interest expense decreased approximately $0.5 million, or 5.7%, compared with the three months ended June 30, 2017. The decrease in interest expense was primarily attributable to an amendment to the Credit Facility Agreement that reduced the base rate of the Credit Facility by 50 basis points and a reduction in the outstanding principal of our credit facility, partially offset by the effect of increases in the London Interbank Offered Rate ("LIBOR").

Other income (expense), net
During the three months ended June 30, 2018, other income, net decreased approximately $0.5 million, or 35.3%, compared with the three months ended June 30, 2017. The decrease in other income, net was primarily attributable to lower interest income derived from our investments.

Income tax expense (benefit)
During the three months ended June 30, 2018, income tax expense increased approximately $2.6 million or 1092.5%, compared with the three months ended June 30, 2017. The increase is primarily attributable to growth in our income before taxes and was partially offset by the changes in federal tax regulations related to the 2017 Tax Act that was enacted during December 2017. The Company’s effective tax rate decreased from 150.0% for the three months ended June 30, 2017, to 26.8% for the three months ended June 30, 2018, primarily as a result of the changes in federal tax regulations related to the 2017 Tax Act that was enacted during December 2017 and partly due to acquisition related deferred tax adjustments recognized during 2017.

Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017

Our consolidated results for the first six months of 2018 and 2017 are summarized as follows:

	Six Months Ended June 30,				Change
($ in thousands)	2018	% of Revenue	2017	% of Revenue	$	%
Operating revenues	$305,762	100.0	$307,138	100.0	$(1,376)	(0.4)
Operating expenses	272,716	89.2	288,213	93.8	(15,497)	(5.4)
Operating income (loss)	33,046	10.8	18,925	6.2	14,121	74.6

Interest expense	(18,183)	(5.9)	(18,489)	(6.0)	306	1.7
Other income (expense), net	1,828	0.6	2,672	0.9	(844)	(31.6)
Income (loss) before taxes	16,691	5.5	3,108	1.0	13,583	437.0
Income tax expense (benefit)	4,038	1.3	847	0.3	3,191	376.7
Net income (loss)	$12,653	4.1	$2,261	0.7	$10,392	459.6

Operating revenues
During the six months ended June 30, 2018, operating revenues decreased approximately $1.4 million, or 0.4%, compared with the six months ended June 30, 2017. Excluding the impacts of adopting Topic 606, operating revenues would have increased approximately $6.8 million, driven by the Wireless and Cable operations.

Operating expenses
During the six months ended June 30, 2018, operating expenses decreased approximately $15.5 million or 5.4%, compared

Index

with the six months ended June 30, 2017. Excluding the impacts of adopting Topic 606, operating expenses would have decreased approximately $4.4 million, primarily due to the absence of acquisition, integration and migration costs related to the completion of the transformation of the nTelos network in 2017.

In 2018, the Company's stock compensation expense was recorded in the Other operations. In prior years this expense was allocated among Wireless, Cable, Wireline and Other. Stock compensation expense for the six months ended June 30, 2018 was approximately $3.4 million compared with approximately $2.4 million for the six months ended June 30, 2017.

Interest expense
During the six months ended June 30, 2018, interest expense decreased approximately $0.3 million, or 1.7%, compared with the six months ended June 30, 2017. The decrease in interest expense was primarily attributable to an amendment to the Credit Facility Agreement that reduced the base rate of the Credit Facility by 50 basis points and a reduction in the outstanding principal of our credit facility, partially offset by the effect of increases in LIBOR.

Other income (expense), net
During the six months ended June 30, 2018, other income, net decreased approximately $0.8 million, or 31.6%, compared with the six months ended June 30, 2017. The decrease in other income, net was primarily attributable to lower interest income derived from our investments.

Income tax expense (benefit)
During the six months ended June 30, 2018, income tax increased approximately $3.2 million or 376.7%, compared with the six months ended June 30, 2017. The increase is primarily attributable to growth in our income before taxes and was partially offset by the changes in federal tax regulations related to the 2017 Tax Act that was enacted during December 2017. The Company’s effective tax rate decreased from 27.3% for the six months ended June 30, 2017, to 24.2% for the six months ended June 30, 2018. The decrease in the effective tax rate was primarily attributable to the changes in federal tax regulations related to the 2017 Tax Act that was enacted during December 2017.

Index

Wireless

Wireless earns revenues from Sprint for their postpaid and prepaid subscribers usage of our Wireless network in our Wireless network coverage area, net of customer credits, account write offs and other billing adjustments.

The following tables identify the impact of Topic 606 on the Company's Wireless operations for the three and six months ended June 30, 2018 :

	Three Months Ended June 30, 2018
		Topic 606 Impact - WIRELESS
($ in thousands)	Prior to Adoption of Topic 606	Changes in Presentation (1)	Equipment Revenue (2)	Deferred Costs (3)	As Reported 6/30/2018
Service revenue	$111,515	$(20,881)	$—	$2,585	$93,219
Equipment revenue	1,609	—	14,210	—	15,819
Tower and Other revenue	3,244	—	—	—	3,244
Total operating revenues	116,368	(20,881)	14,210	2,585	112,282
Cost of services	33,488	—	—	—	33,488
Cost of goods sold	6,244	(5,372)	14,210	—	15,082
Selling, general & administrative	27,876	(15,509)	—	—	12,367
Depreciation and amortization	31,565	—	—	—	31,565
Total operating expenses	99,173	(20,881)	14,210	—	92,502
Operating income	$17,195	$—	$—	$2,585	$19,780

	Six Months Ended June 30, 2018
		Topic 606 Impact - WIRELESS
($ in thousands)	Prior to Adoption of Topic 606	Changes in Presentation (1)	Equipment Revenue (2)	Deferred Costs (3)	YTD 6/30/2018 As Reported
Service revenue	$220,933	$(40,895)	$—	$2,940	$182,978
Equipment revenue	3,463	—	29,730	—	33,193
Tower and Other revenue	6,509	—	—	—	6,509
Total operating revenues	230,905	(40,895)	29,730	2,940	222,680
Cost of services	67,238	—	—	—	67,238
Cost of goods sold	12,284	(11,205)	29,730	—	30,809
Selling, general & administrative	54,192	(29,690)	—	—	24,502
Depreciation and amortization	65,490	—	—	—	65,490
Total operating expenses	199,204	(40,895)	29,730	—	188,039
Operating income	$31,701	$—	$—	$2,940	$34,641

______________________________________________________
(1) Amounts payable to Sprint for the reimbursement of costs incurred by Sprint in their national sales channel for commissions and device costs, and to provide on-going support to their prepaid customers in our territory were historically recorded as expense when incurred. Under Topic 606, these amounts represent consideration payable to our customer, Sprint, and are recorded as a reduction of revenue. In 2017, these amounts were approximately $44.8 million for the national commissions, previously recorded in selling, general and administrative, $18.7 million for national device costs previously recorded in cost of goods and services, and $16.9 million for the on-going service to Sprint's prepaid customers, previously recorded in selling, general and administrative.

(2) Costs incurred by the Company for the sale of devices under Sprint’s device financing and lease programs were previously recorded net against revenue. Under Topic 606, the revenue from device sales is recorded gross as equipment revenue and the device costs are recorded gross and reclassified to cost of goods and services. These amounts were approximately $63.8 million in 2017.

(3) Amounts payable to Sprint for the reimbursement of costs incurred by Sprint in their national sales channel for commissions and device costs, which historically have been expensed when incurred, are deferred and amortized against revenue over the expected period of benefit of approximately 21

Index

to 24 months. The deferred balance as of June 30, 2018 is approximately $53.9 and is classified on the balance sheet as current and non-current assets, as applicable.

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

The following tables indicate selected operating statistics of Wireless, including Sprint subscribers, as of the dates shown:

	June 30, 2018 (3)	December 31, 2017 (4)	June 30, 2017 (4)
Retail PCS Subscribers - Postpaid	780,658	736,597	732,664
Retail PCS Subscribers - Prepaid (1)	252,054	225,822	222,038
PCS Market POPS (000) (2)	7,023	5,942	6,047
PCS Covered POP (000) (2)	5,908	5,272	5,137
CDMA Base Stations (sites)	1,770	1,623	1,541
Towers Owned	193	192	195
Non-affiliate Cell Site Leases	192	192	205
_______________________________________________________

(1)	As of September 2017, the Company is no longer including Lifeline subscribers to be consistent with Sprint's policy. Historical customer counts have been adjusted accordingly.

(2)
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

(3)	Beginning February 1, 2018 includes Richmond Expansion Area.

(4)	Beginning April 6, 2017 includes Parkersburg Expansion Area.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross PCS Subscriber Additions - Postpaid	44,629	40,408	126,049	79,109
Net PCS Subscriber Additions (Losses) - Postpaid	5,797	15,514	44,061	10,102
Gross PCS Subscriber Additions - Prepaid (1)	33,840	35,103	89,642	79,065
Net PCS Subscriber Additions (Losses) - Prepaid (1)	1,863	7,267	26,232	15,366
PCS Average Monthly Retail Churn % - Postpaid	1.67%	2.00%	1.78%	2.02%
PCS Average Monthly Retail Churn % - Prepaid (1)	4.25%	4.92%	4.32%	4.91%
_______________________________________________________

(1)	As of September 2017, the Company is no longer including Lifeline subscribers to be consistent with Sprint's policy. Historical customer counts and churn % have been adjusted accordingly.

The subscriber statistics shown above, excluding gross additions, include the following:

	February 1, 2018	April 6, 2017	May 6, 2016
	Richmond Expansion Area	Parkersburg Expansion Area	nTelos Area
PCS Subscribers - Postpaid	38,343	19,067	404,965
PCS Subscribers - Prepaid (1)	15,691	4,517	154,944
Acquired PCS Market POPS (000)	1,082	511	3,099
Acquired PCS Covered POPS (000)	602	244	2,298
Acquired CDMA Base Stations (sites) (2)	105	—	868
Towers	—	—	20
Non-affiliate Cell Site Leases	—	—	10
_______________________________________________________

(1)	Excludes Lifeline subscribers.

(2)	As of June 30, 2018 we have shut down 107 overlap sites associated with the nTelos Area.

Index

Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017

	Three Months Ended June 30,				Change
($ in thousands)	2018	% of Revenue	2017	% of Revenue	$	%
Wireless operating revenues
Wireless service revenue	$93,219	83.0	107,681	94.3	$(14,462)	(13.4)
Tower lease revenue	2,878	2.6	2,861	2.5	17	0.6
Equipment revenue	15,819	14.1	2,779	2.4	13,040	469.2
Other revenue	366	0.3	812	0.7	(446)	(54.9)
Total Segment operating revenues	112,282	100.0	114,133	100.0	(1,851)	(1.6)
Wireless operating expenses				—
Cost of services	33,488	29.8	33,497	29.3	(9)	—
Cost of goods sold	15,082	13.4	4,972	4.4	10,110	203.3
Selling, general and administrative	12,367	11.0	29,637	26.0	(17,270)	(58.3)
Acquisition, integration and migration expenses	—	—	4,124	3.6	(4,124)	(100.0)
Depreciation and amortization	31,565	28.1	35,551	31.1	(3,986)	(11.2)
Total Wireless operating expenses	92,502	82.4	107,781	94.4	(15,279)	(14.2)
Wireless operating income (loss)	$19,780	17.6	6,352	5.6	$13,428	211.4

Operating Revenue
During the three months ended June 30, 2018, wireless operating revenues decreased approximately $1.9 million or 1.6%, compared with the three months ended June 30, 2017, due primarily to the adoption of Topic 606. Excluding the impacts of Topic 606, wireless operating revenues increased approximately $2.2 million. This increase was driven by growth in postpaid and prepaid PCS subscribers, improvements in PCS average monthly churn for postpaid and prepaid, and was partially offset by a decline in average revenue per subscriber primarily related to promotions and discounts.

As a result of the adoption of Topic 606 and in the three months ended June 30, 2018, wireless service revenues were reduced by approximately $20.9 million of expenses payable to our customer, Sprint, for the reimbursement of costs incurred for national sales channel commissions and device costs, and to provide ongoing support to Sprint's prepaid customers in our territory. Commissions, device costs and costs for ongoing support of Sprint's prepaid customers were previously recorded as expenses within selling, general and administrative. Additionally, we recorded approximately $14.2 million of equipment revenue and cost of goods sold for the sale of devices under Sprint’s device financing and lease programs. Equipment costs were historically netted and presented within equipment revenue.

Index

The table below provides additional detail for Wireless service revenues.

	Three Months Ended June 30,		Change
($ in thousands)	2018	2017	$	%
Wireless Service Revenues:
Postpaid billings (1)	$96,127	$93,722	$2,405	2.6
Amortization of deferred contract & other costs (3)	(7,086)	—	(7,086)	—
Management fee	(7,803)	(7,623)	(180)	(2.4)
Net service fee	(8,303)	(7,781)	(522)	(6.7)
Total Postpaid Service Revenue	72,935	78,318	(5,383)	(6.9)
Prepaid billings (2)	27,915	25,252	2,663	10.5
Amortization of deferred contract & other costs (3)	(12,876)	—	(12,876)	—
Sprint management fee	(1,754)	(1,563)	(191)	(12.2)
Total Prepaid Service Revenue	13,285	23,689	(10,404)	(43.9)
Travel and other revenues (2)	6,999	5,674	1,325	23.4
Total Service Revenues	$93,219	$107,681	$(14,462)	(13.4)
_______________________________________________________
(1) Postpaid net billings are defined under the terms of the affiliate contract with Sprint to be the gross billings to customers within our wireless network coverage area less billing credits and adjustments and allocated write-offs of uncollectible accounts.
(2) The Company includes Lifeline subscribers revenue within travel and other revenues to be consistent with Sprint. The above table reflects the reclassification of the related Assurance Wireless prepaid revenue from prepaid gross billings to travel and other revenues.
(3) Due to the adoption of Topic 606, costs reimbursed to Sprint for commission and acquisition cost incurred in their national sales channel are recorded as reduction of revenue and amortized over the period of benefit. Additionally, costs reimbursed to Sprint for the support of their prepaid customer base are recorded as a reduction of revenue. These costs were previously recorded in cost of goods sold, and selling, general and administrative.

The decline in postpaid service revenue during the three months ended June 30, 2018, was primarily the result of the adoption of Topic 606. Excluding the impact of adopting Topic 606, postpaid service revenues would have remained consistent with the prior year period. Growth related to the addition of approximately 48 thousand postpaid PCS retail subscribers, and improvements in postpaid PCS average monthly retail churn, was partially offset by a decline in average revenue per subscriber. The growth in our postpaid PCS retail subscribers includes approximately 38 thousand acquired with the Richmond Expansion Area. Postpaid service revenue was further reduced by approximately $0.5 million due to an increase in net service fee as nTelos subscribers were migrated to Sprint’s billing and back-office systems. The migration of these subscribers resulted in the elimination of costs to run the nTelos back office system which were recorded in selling, general and administrative.

The decline in prepaid service revenues during the three months ended June 30, 2018, was primarily the result of the adoption of Topic 606. Excluding the impact of adopting Topic 606, prepaid service revenues would have increased approximately $2.5 million due to growth of approximately 30 thousand prepaid PCS retail subscribers, improvements in prepaid PCS average monthly retail churn, and was partially offset by a decrease in average revenue per subscriber. The growth in our prepaid PCS retail subscribers includes approximately 16 thousand subscribers acquired with the Richmond Expansion Area.

Cost of services
During the three months ended June 30, 2018, cost of services remained consistent with the three months ended June 30, 2017.

Cost of goods sold
During the three months ended June 30, 2018, cost of goods sold increased approximately $10.1 million, or 203.3%, compared with the three months ended June 30, 2017. The increase in costs of goods sold was primarily the result of the reclassification of approximately $14.2 million of expenses for equipment costs and was partially offset by $5.4 million of costs incurred for national sales channel commissions, which were previously classified as reductions of revenue, driven by the adoption of Topic 606. Excluding the impact of the adoption of Topic 606, the increase would have been approximately $1.3 million.

Selling, general and administrative
During the three months ended June 30, 2018, selling, general and administrative costs decreased approximately $17.3 million, or 58.3%, compared with the three months ended June 30, 2017. The decrease in selling, general and administrative costs was primarily attributable to the reclassification of approximately $15.5 million of commissions and subscriber acquisition costs to

Index

reductions of revenue as required by the adoption of Topic 606. Excluding the impact of Topic 606, the decrease would have been approximately $1.8 million and was primarily due to a reduction of back office expenses required to support former nTelos subscribers that migrated to the Sprint back office during 2017.

Acquisition, integration and migration expenses
Acquisition and integration costs were not incurred during the three months ended June 30, 2018, as the completion of integration and migration activities related to the acquisition of nTelos was completed during 2017.

Depreciation and amortization
During the three months ended June 30, 2018, depreciation and amortization decreased approximately $4.0 million, or 11.2%, compared with the three months ended June 30, 2017. The decrease in depreciation and amortization was primarily attributable to the retirement of assets acquired in the nTelos acquisition.

Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017

	Six Months Ended June 30,				Change
($ in thousands)	2018	% of Revenue	2017	% of Revenue	$	%
Wireless operating revenues
Wireless service revenue	$182,978	82.2	$215,867	94.0	$(32,889)	(15.2)
Tower lease revenue	5,774	2.6	5,743	2.5	31	0.5
Equipment revenue	33,193	14.9	5,924	2.6	27,269	460.3
Other revenue	735	0.3	2,062	0.9	(1,327)	(64.4)
Total segment operating revenues	222,680	100.0	229,596	100.0	(6,916)	(3.0)
Wireless operating expenses
Cost of services	67,238	30.2	66,920	29.1	318	0.5
Cost of goods sold	30,809	13.8	9,868	4.3	20,941	212.2
Selling, general and administrative	24,502	11.0	58,101	25.3	(33,599)	(57.8)
Acquisition, integration and migration expenses	—	—	7,916	3.4	(7,916)	(100.0)
Depreciation and amortization	65,490	29.4	71,303	31.1	(5,813)	(8.2)
Total Wireless operating expenses	188,039	84.4	214,108	93.3	(26,069)	(12.2)
Wireless operating income (loss)	$34,641	15.6	$15,488	6.7	$19,153	123.7

Operating revenue
During the six months ended June 30, 2018, wireless operating revenues decreased approximately $6.9 million or 3.0%, compared with the six months ended June 30, 2017, due primarily to the adoption of Topic 606. Excluding the impacts of Topic 606, wireless operating revenues increased approximately $1.3 million. This increase was driven by growth in postpaid and prepaid PCS subscribers, improvements in average monthly churn for postpaid and prepaid, and was partially offset by a decline in average revenue per subscriber primarily related to promotional discounts.

As a result of the adoption of Topic 606 in the six months ended June 30, 2018, wireless service revenues were reduced by approximately $40.9 million of expenses payable to Sprint, our customer, related to the reimbursement to Sprint for costs incurred in their national sales channel for commissions and device costs, and to provide ongoing support to their prepaid customers in our territory. Commissions were previously recorded as expenses within selling, general and administrative. Additionally, we recorded $29.7 million of equipment revenue and cost of goods sold for the sale of devices under Sprint’s device financing and lease programs. Equipment costs were historically netted and presented within equipment revenue.

Index

The table below provides additional detail for Wireless service revenues.

	Six Months Ended June 30,		Change
($ in thousands)	2018	2017	$	%
Wireless Service Revenues:
Postpaid billings (1)	$189,417	$186,711	$2,706	1.4
Amortization of deferred contract & other costs (3)	(13,957)	—	(13,957)	—
Management fee	(15,203)	(15,006)	(197)	(1.3)
Net service fee	(16,258)	(14,981)	(1,277)	(8.5)
Total Postpaid Service Revenue	143,999	156,724	(12,725)	(8.1)
Prepaid billings (2)	54,256	50,455	3,801	7.5
Amortization of deferred contract & other costs (3)	(25,664)	—	(25,664)	—
Sprint management fee	(3,403)	(3,120)	(283)	(9.1)
Total Prepaid Service Revenue	25,189	47,335	(22,146)	(46.8)
Travel and other revenues (2)	13,790	11,808	1,982	16.8
Total Service Revenues	$182,978	$215,867	$(32,889)	(15.2)
_______________________________________________________
(1) Postpaid net billings are defined under the terms of the affiliate contract with Sprint to be the gross billings to customers within our wireless network coverage area less billing credits and adjustments and allocated write-offs of uncollectible accounts.
(2) The Company includes Lifeline subscribers revenue within travel and other revenues to be consistent with Sprint. The above table reflects the reclassification of the related Assurance Wireless prepaid revenue from prepaid gross billings to travel and other revenues.
(3) Due to the adoption of Topic 606, costs reimbursed to Sprint for commission and acquisition cost incurred in their national sales channel are recorded as reduction of revenue and amortized over the period of benefit. Additionally, costs reimbursed to Sprint for the support of their prepaid customer base are recorded as a reduction of revenue. These costs were previously recorded in cost of goods sold, and selling, general and administrative.

During the six months ended June 30, 2018, the decline in postpaid service revenue was primarily the result of the adoption of Topic 606. Excluding the impact of adopting Topic 606, postpaid service revenues would have decreased approximately $0.4 million primarily due to a decline in average revenue per subscriber and partially offset by growth of approximately 48 thousand postpaid PCS retail subscribers and improvements in postpaid PCS average monthly retail churn. The growth in our postpaid PCS retail subscribers includes approximately 38 thousand acquired with the Richmond Expansion Area. Postpaid service revenue was further reduced by approximately $1.3 million due to an increase in net service fee as nTelos subscribers were migrated to Sprint’s billing and back-office systems. The migration of these subscribers resulted in the elimination of costs to run the nTelos back office system which were recorded in selling, general and administrative.

The decline in prepaid service revenues during the six months ended June 30, 2018, was primarily the result of the adoption of Topic 606. Excluding the impact of adopting Topic 606, prepaid service revenues would have increased approximately $3.5 million due to growth of approximately 30 thousand prepaid PCS retail subscribers, improvements in prepaid PCS average monthly retail churn, and was partially offset by a decrease in average revenue per subscriber. The growth in our prepaid PCS retail subscribers includes approximately 16 thousand subscribers acquired with the Richmond Expansion Area.

Cost of services
During the six months ended June 30, 2018, cost of services increased approximately $0.3 million, or 0.5%, compared with the six months ended June 30, 2017. The increase in cost of goods and services was primarily attributable to additional network costs related to the completion of our 4G roll-out and the expansion of our wireless network coverage area.

Cost of goods sold
During the six months ended June 30, 2018, cost of goods sold increased approximately $20.9 million, or 212.2%, compared with the six months ended June 30, 2017. The increase in costs of goods sold was primarily the result of the reclassification of approximately $29.7 million of expenses for equipment costs and was partially offset by $11.2 million of costs incurred for national sales channel commissions, which were previously classified as reductions of revenue, driven by the adoption of Topic 606. Excluding the impact of the adoption of Topic 606, the increase would have been approximately $2.4 million.

Selling, general and administrative
During the six months ended June 30, 2018, selling, general and administrative costs decreased approximately $33.6 million, or 57.8%, compared with the six months ended June 30, 2017. The decrease in selling, general and administrative was primarily attributable to the reclassification of approximately $29.7 million of commissions and subscriber acquisition costs to reductions

Index

of revenue as required by the adoption of Topic 606. Excluding the impact of Topic 606, the decrease would have been approximately $3.9 million and was primarily due to a reduction of back office expenses required to support former nTelos subscribers that migrated to the Sprint back office during 2017.

Acquisition, integration and migration expenses
Acquisition and integration costs were not incurred during the six months ended June 30, 2018, as the completion of integration and migration activities related to the acquisition of nTelos was completed during 2017.

Depreciation and amortization
During the six months ended June 30, 2018, depreciation and amortization decreased $5.8 million, or 8.2%, compared with the six months ended June 30, 2017. The decrease in depreciation and amortization was primarily attributable to the retirement of assets acquired in the nTelos acquisition.

Index

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

	June 30, 2018	December 31, 2017	June 30, 2017
Homes Passed (1)	185,016	184,910	184,834
Customer Relationships (2)
Video Users	42,483	44,269	46,014
Non-video customers	35,773	33,559	31,291
Total customer relationships	78,256	77,828	77,305
Video
Customers (3)	44,800	46,613	48,248
Penetration (4)	24.2%	25.2%	26.1%
Digital video penetration (5)	76.9%	76.2%	81.5%
High-speed internet
Available Homes (6)	185,016	184,910	184,834
Users (3)	65,466	63,918	61,947
Penetration (4)	35.4%	34.6%	33.5%
Voice
Available Homes (6)	185,016	182,379	182,303
Users (3)	22,882	22,555	22,092
Penetration (4)	12.4%	12.4%	12.1%
Total Revenue Generating Units (7)	133,148	133,086	132,287
Fiber Route Miles	3,426	3,356	3,301
Total Fiber Miles (8)	133,702	122,011	114,366
Average Revenue Generating Units	132,287	132,759	132,829
_______________________________________________________
(1) Homes and businesses are considered passed (“homes passed”) if we can connect them to our distribution system without further extending the transmission lines.  Homes passed is an estimate based upon the best available information.
(2) Customer relationships represent the number of billed customers who receive at least one of our services.
(3) Generally, a dwelling or commercial unit with one or more television sets connected to our distribution system counts as one video customer.  Where services are provided on a bulk basis, such as to hotels and some multi-dwelling units, the revenue charged to the customer is divided by the rate for comparable service in the local market to determine the number of customer equivalents included in the customer counts shown above.
(4) Penetration is calculated by dividing the number of users by the number of homes passed or available homes, as appropriate.
(5) Digital video penetration is calculated by dividing the number of digital video users by total video users.  Digital video users are video customers who receive any level of video service via digital transmission.  A dwelling with one or more digital set-top boxes or digital adapters counts as one digital video user.
(6) Homes and businesses are considered available (“available homes”) if we can connect them to our distribution system without further extending the transmission lines and if we offer the service in that area.
(7) Revenue generating units are the sum of video, voice and high-speed internet users.
(8) Total Fiber Miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance.  For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Index

Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017

	Three Months Ended June 30,				Change
($ in thousands)	2018	% of Revenue	2017	% of Revenue	$	%
Cable Operating Revenues
Service revenues	$28,748	89.5	$26,883	90.9	$1,865	6.9
Equipment revenues	144	0.4	147	0.5	(3)	(2.0)
Other revenues	3,219	10.0	2,534	8.6	685	27.0
Total Cable Operating Revenues	32,111	100.0	29,564	100.0	2,547	8.6
Cable Operating Expenses
Cost of services	15,125	47.1	14,920	50.5	205	1.4
Cost of goods sold	63	0.2	(9)	—	72	800.0
Selling, general, and administrative	4,661	14.5	4,867	16.5	(206)	(4.2)
Depreciation and amortization	6,179	19.2	6,090	20.6	89	1.5
Total Cable Operating Expenses	26,028	81.1	25,868	87.5	160	0.6
Cable Operating Income (loss)	$6,083	18.9	$3,696	12.5	$2,387	64.6

Service revenues
During the three months ended June 30, 2018, service revenues increased approximately $1.9 million, or 6.9%, compared with the three months ended June 30, 2017. The increase in service revenues was primarily attributable to increases in high speed data and voice subscribers, video rate increases, and customers selecting or upgrading to higher-speed data access packages.

Equipment revenues
During the three months ended June 30, 2018, equipment revenues were consistent with the three months ended June 30, 2017.

Other revenues
During the three months ended June 30, 2018, other revenue increased approximately $0.7 million, or 27.0%, compared with the three months ended June 30, 2017. The increase in other revenue was primarily attributable to installation services that were driven by growth in our customer base.

Cost of services
During the three months ended June 30, 2018, cable cost of services increased approximately $0.2 million, or 1.4%, compared with the three months ended June 30, 2017. The increase in cost of services was driven by programming rate increases.

Cost of goods sold
During the three months ended June 30, 2018, costs of goods sold increased approximately $0.1 million, or 800.0%, compared with the three months ended June 30, 2017. The increase in cost of goods sold was primarily attributable to gains on disposals of equipment that were recognized during the three months ended June 30, 2017.

Selling, general and administrative
During the three months ended June 30, 2018, selling, general and administrative expenses decreased approximately $0.2 million, or 4.2%, compared with the three months ended June 30, 2017. The decrease in selling, general and administrative expenses was primarily attributable to management's cost saving initiatives.

Depreciation and amortization
During the three months ended June 30, 2018, depreciation and amortization expense was consistent with the three months ended June 30, 2017.

The impact of the adoption of Topic 606, which deferred incremental commission and installation costs over the life of the customer, did not have a significant impact on operating expenses.

Index

Six months ended June 30, 2018 Compared with the Six months ended June 30, 2017

	Six Months Ended June 30,				Change
($ in thousands)	2018	% of Revenue	2017	% of Revenue	$	%
Cable Operating Revenues
Service revenues	$57,219	89.7	$53,294	91.0	$3,925	7.4
Equipment revenues	303	0.5	329	1.1	(26)	(7.9)
Other revenues	6,300	9.9	4,954	8.5	1,346	27.2
Total Cable Operating Revenues	63,822	100.0	58,577	100.0	5,245	9.0
Cable Operating Expenses
Cost of services	30,281	47.4	30,098	51.4	183	0.6
Cost of goods sold	119	0.2	41	0.1	78	190.2
Selling, general, and administrative	9,609	15.1	9,725	16.6	(116)	(1.2)
Depreciation and amortization	12,203	19.1	11,879	20.3	324	2.7
Total Cable Operating Expenses	52,212	81.8	51,743	88.3	469	0.9
Cable Operating Income (loss)	$11,610	18.2	$6,834	11.7	$4,776	69.9

Service revenues
During the six months ended June 30, 2018, service revenues increased approximately $3.9 million, or 7.4%, compared with the six months ended June 30, 2017. The increase in service revenues was primarily attributable to growth in our high speed data and voice subscribers, video rate increases, and our customers selecting or upgrading to higher-speed data access packages.

Equipment revenues
During the six months ended June 30, 2018, equipment revenues were consistent with the six months ended June 30, 2017.

Other revenues
During the six months ended June 30, 2018, other revenue increased approximately $1.3 million, or 27.2%, compared with the six months ended June 30, 2017. The increase in other revenue was primarily attributable to new fiber contracts.

Cost of services
During the six months ended June 30, 2018, cable cost of services were consistent with the six months ended June 30, 2017.

Cost of goods sold
During the six months ended June 30, 2018, cost of goods sold were consistent with the six months ended June 30, 2017.

Selling, general and administrative
During the six months ended June 30, 2018, selling, general and administrative expenses were consistent with the six months ended June 30, 2017.

Depreciation and amortization
During the six months ended June 30, 2018, depreciation and amortization expense increased approximately $0.3 million million, or 2.7%, compared with the six months ended June 30, 2017. The increase in depreciation and amortization expense was primarily attributable to our investment in infrastructure necessary to support the growth of the cable and fiber networks.

The impact of the adoption of Topic 606, which deferred incremental commission and installation costs over the life of the customer, did not have a significant impact on operating expenses.

Index

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

	June 30, 2018	December 31, 2017	June 30, 2017
Telephone Access Lines	17,017	17,933	18,077
Long Distance Subscribers	8,930	9,078	9,139
Video Customers (1)	4,850	5,019	5,180
DSL and Cable Modem Subscribers	14,694	14,665	14,605
Fiber Route Miles	2,099	2,073	2,017
Total Fiber miles (2)	157,008	154,165	146,967
_______________________________________________________

(1)	Wireline’s video service passes approximately 16,500 homes.

(2)
Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance.  For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017

	Three Months Ended June 30,				Change
($ in thousands)	2018	% of Revenue	2017	% of Revenue	$	%
Wireline operating revenues
Service Revenues	$5,725	30.0	$5,676	29.0	$49	0.9
Carrier access and fiber revenues	12,468	65.2	13,038	66.6	(570)	(4.4)
Other revenue	919	4.8	862	4.4	57	6.6
Total Wireline operating revenues	19,112	100.0	19,576	100.0	(464)	(2.4)
Wireline Operating Expenses
Cost of services	9,373	49.0	9,329	47.7	44	0.5
Costs of goods sold	20	0.1	1	—	19	1,900.0
Selling, general, and administrative	1,686	8.8	1,683	8.6	3	0.2
Depreciation and amortization	3,240	17.0	3,155	16.1	85	2.7
Total Wireline operating expenses	14,319	74.9	14,168	72.4	151	1.1
Wireline operating income (loss)	$4,793	25.1	$5,408	27.6	$(615)	(11.4)

Service revenues
During the three months ended June 30, 2018, service revenues were consistent with the three months ended June 30, 2017.

Carrier access and fiber revenues
During the three months ended June 30, 2018, carrier access and fiber revenues decreased by approximately $0.6 million, or 4.4%, compared to the three months ended June 30, 2017. The decrease in carrier access and fiber revenues was primarily attributable to repricing Wireless backhaul circuits to market rates and migrating Wireless voice traffic from traditional circuit-switched facilities to more cost effective Voice Over IP ("VoIP") facilities.

Other revenues
During the three months ended June 30, 2018, other revenue was consistent with the three months ended June 30, 2017.

Cost of services
During the three months ended June 30, 2018, cost of services was consistent with the three months ended June 30, 2017.

Index

Cost of goods sold
During the three months ended June 30, 2018, cost of goods sold was consistent with the three months ended June 30, 2017.

Selling, general and administrative
During the three months ended June 30, 2018, selling, general and administrative expenses were consistent with the three months ended June 30, 2017.

Depreciation and amortization
During the three months ended June 30, 2018, depreciation and amortization was consistent with the three months ended June 30, 2017.

The impact of the adoption of Topic 606, which deferred incremental commission and installation costs over the life of the customer, did not have a significant impact on operating expenses.

Six months ended June 30, 2018 Compared with the Six months ended June 30, 2017

	Six Months Ended June 30,				Change
($ in thousands)	2018	% of Revenue	2017	% of Revenue	$	%
Wireline operating revenues
Service Revenues	$11,615	29.9	$11,278	29.1	$337	3.0
Carrier access and fiber revenues	25,322	65.2	25,703	66.4	(381)	(1.5)
Other revenue	1,882	4.8	1,749	4.5	133	7.6
Total Wireline operating revenues	38,819	100.0	38,730	100.0	89	0.2
Wireline Operating Expenses
Cost of services	19,175	49.4	18,563	47.9	612	3.3
Costs of goods sold	42	0.1	40	0.1	2	5.0
Selling, general, and administrative	3,403	8.8	3,359	8.7	44	1.3
Depreciation and amortization	6,634	17.1	6,286	16.2	348	5.5
Total Wireline operating expenses	29,254	75.4	28,248	72.9	1,006	3.6
Wireline operating income (loss)	$9,565	24.6	$10,482	27.1	$(917)	(8.7)

Service revenue
During the six months ended June 30, 2018, service revenues increased by approximately $0.3 million, or 3.0%, compared to the six months ended June 30, 2017. The increase in service revenues was primarily attributable to rate increases for our internet services.

Carrier access and fiber revenue
During the six months ended June 30, 2018, carrier access and fiber revenues decreased by approximately $0.4 million, or 1.5%, compared to the six months ended June 30, 2017. The decrease in operating revenues was primarily attributable to repricing Wireless backhaul circuits to market rates and migrating Wireless voice traffic from traditional circuit-switched facilities to more cost effective VoIP facilities.

Other revenue
During the six months ended June 30, 2018, other revenues were consistent with the six months ended June 30, 2017.

Cost of services
During the six months ended June 30, 2018, cost of services increased by approximately $0.6 million, or 3.3%, compared to the six months ended June 30, 2017. The increase in costs of services was primarily attributable our expenses incurred necessary to support the growth of our fiber network.

Cost of goods sold
During the six months ended June 30, 2018, cost of goods sold were consistent with the six months ended June 30, 2017.

Index

Selling, general and administrative
During the six months ended June 30, 2018, selling, general and administrative expenses were consistent with the six months ended June 30, 2017.

Depreciation and amortization
During the six months ended June 30, 2018, depreciation and amortization increased by approximately $0.3 million, or 5.5%, compared to the six months ended June 30, 2017. The increase in depreciation and amortization was primarily attributable to the expansion of the underlying network assets necessary to support the growth in our fiber network.

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

Adjusted OIBDA is defined as operating income (loss) before depreciation and amortization, adjusted to exclude the effects of:  certain non-recurring transactions; impairment of assets; gains and losses on asset sales; actuarial gains and losses on pension and other post-retirement benefit plans; and share-based compensation expense, amortization of deferred costs related to the impacts of the adoption of Topic 606, and adjusted to include the benefit received from the waived management fee by Sprint. Continuing OIBDA is defined as Adjusted OIBDA, less the benefit received from the waived management fee by Sprint. Adjusted OIBDA and Continuing OIBDA should not be construed as an alternative to operating income as determined in accordance with GAAP as a measure of operating performance.

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

Index

Adjusted OIBDA and Continuing OIBDA have limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.  These limitations include, but are not limited to, the following:

•	they do not reflect capital expenditures;

•	they do not reflect the impacts of adoption of Topic 606;

•	many of the assets being depreciated and amortized will have to be replaced in the future and Adjusted and Continuing OIBDA do not reflect cash requirements for such replacements;

•	they do not reflect costs associated with share-based awards exchanged for employee services;

•	they do not reflect interest expense necessary to service interest or principal payments on indebtedness;

•	they do not reflect gains, losses or dividends on investments;

•	they do not reflect expenses incurred for the payment of income taxes; and

•	other companies, including companies in our industry, may calculate Adjusted and Continuing OIBDA differently than we do, limiting its usefulness as a comparative measure.

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

The following tables reconcile Adjusted OIBDA and Continuing OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure:

Three Months Ended June 30, 2018
(in thousands)	Wireless	Cable	Wireline	Other	Consolidated
Operating Income	$19,780	$6,083	$4,793	$(11,958)	$18,698
Impact of ASC topic 606	(924)	4	(25)	—	(945)
Depreciation and amortization	31,565	6,179	3,240	133	41,117
Share based compensation expense	—	—	—	1,370	1,370
Benefit received from the waived management fee (1)	9,558	—	—	—	9,558
Amortization of intangibles netted in rent expense	93	—	—	—	93
Actuarial (gains) losses on pension plans	—	—	—	(82)	(82)
Adjusted OIBDA	60,072	12,266	8,008	(10,537)	69,809
Waived management fee	(9,558)	—	—	—	(9,558)
Continuing OIBDA	$50,514	$12,266	$8,008	$(10,537)	$60,251

Three Months Ended June 30, 2017
(in thousands)	Wireless	Cable	Wireline	Other	Consolidated
Operating Income	$6,352	$3,696	$5,408	$(7,204)	$8,252
Depreciation and amortization	35,551	6,090	3,155	129	44,925
(Gain) loss on asset sales	21	(73)	(3)	(1)	(56)
Share based compensation expense	364	206	86	193	849
Benefit received from the waived management fee (1)	9,167	—	—	—	9,167
Amortization of intangibles netted in rent expense	334	—	—	—	334
Temporary back office costs to support the billing operations through migration (2)	1,693	—	—	(8)	1,685
Integration and acquisition related expenses, and other	4,734	—	—	(446)	4,288
Adjusted OIBDA	58,216	9,919	8,646	(7,337)	69,444
Waived management fee	(9,167)	—	—	—	(9,167)
Continuing OIBDA	$49,049	$9,919	$8,646	$(7,337)	$60,277

Index

Six Months Ended June 30, 2018
(in thousands)	Wireless	Cable	Wireline	Other	Consolidated
Operating Income	$34,641	$11,610	$9,565	$(22,770)	$33,046
Impact of ASC topic 606	(1,277)	115	(62)	—	(1,224)
Depreciation and amortization	65,490	12,203	6,634	277	84,604
Share based compensation expense	—	—	—	3,407	3,407
Benefit received from the waived management fee (1)	18,606	—	—	—	18,606
Amortization of intangibles netted in rent expense	175	—	—	—	175
Actuarial (gains) losses on pension plans	—	—	—	(165)	(165)
Adjusted OIBDA	117,635	23,928	16,137	(19,251)	138,449
Waived management fee	(18,606)	—	—	—	(18,606)
Continuing OIBDA	$99,029	$23,928	$16,137	$(19,251)	$119,843

Six Months Ended June 30, 2017
(in thousands)	Wireless	Cable	Wireline	Other	Consolidated
Operating Income	$15,488	$6,834	$10,482	$(13,879)	$18,925
Depreciation and amortization	71,303	11,879	6,286	261	89,729
(Gain) loss on asset sales	15	(96)	27	(13)	(67)
Share based compensation expense	1,085	587	242	504	2,418
Benefit received from the waived management fee (1)	18,107	—	—	—	18,107
Amortization of intangibles netted in rent expense	593	—	—	—	593
Temporary back office costs to support the billing operations through migration (2)	4,286	—	—	—	4,286
Integration and acquisition related expenses, and other	8,770	—	—	251	9,021
Adjusted OIBDA	119,647	19,204	17,037	(12,876)	143,012
Waived management fee	(18,107)	—	—	—	(18,107)
Continuing OIBDA	$101,540	$19,204	$17,037	$(12,876)	$124,905
(1) Under our amended affiliate agreement, Sprint agreed to waive the Management Fees charged on both postpaid and prepaid revenues, up to $4.2 million per month, until the total amount waived reaches approximately $255.6 million, which is expected to occur in 2022.
(2) Represents back office expenses required to support former nTelos subscribers that migrated to the Sprint back office.

Liquidity and Capital Resources

Sources and Uses of Cash. The Company generated approximately $127.1 million of net cash from operations in the first six months of 2018, an increase from approximately $86.8 million in the first six months of 2017.

Indebtedness.  As of June 30, 2018, the Company’s gross indebtedness totaled $812.3 million, with an estimated annualized effective interest rate of 3.90% after considering the impact of the interest rate swap contracts and unamortized loan costs, and is inclusive of the Credit Facility Modification that (a) was effective February 16, 2018 and (b) reduced the base rate of each term loan and the revolving facility by 50 basis points.  The balance consisted of the $412.3 million Term Loan A-1 at a variable rate (4.23% as of June 30, 2018) that resets monthly based on one month LIBOR plus a margin of 2.25%, and the $400.0 million Term Loan A-2 at a variable rate (4.48% as of June 30, 2018) that resets monthly based on one month LIBOR plus a margin of 2.50%.  The Term Loan A-1 requires quarterly principal repayments of $12.1 million quarterly through June 2020, with further increases at that time through maturity in 2021.  The Term Loan A-2 requires quarterly principal repayments of $10.0 million beginning September 30, 2018 through March 31, 2023, with the remaining balance due June 30, 2023.

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

Index

•
a minimum debt service coverage ratio, defined as EBITDA minus certain cash taxes divided by the sum of all scheduled principal payments on the Term Loans and other indebtedness plus cash interest expense, greater than 2.00 to 1.00; and

•
maintain a minimum liquidity balance of greater than $25 million. The balance includes amounts available under the revolver facility plus unrestricted cash and cash equivalents on deposit in a deposit account for which a control agreement has been delivered to the administrative agent under the 2016 credit agreement.

As of June 30, 2018, the Company was in compliance with the financial covenants in its credit agreements, and ratios as of June 30, 2018 were as follows:

	Actual	Covenant Requirement
Total Leverage Ratio	2.89	3.75 or Lower
Debt Service Coverage Ratio	3.40	2.00 or Higher
Minimum Liquidity Balance (in thousands)	$139,333	$25 million or Higher

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

The Company spent $62.3 million on capital projects in the first six months of 2018, compared to $68.8 million in the comparable 2017 period.  Spending related to Wireless projects accounted for $34.9 million in the first six months of 2018, primarily for upgrades to the recently acquired expansion areas and continued expansion of coverage in the former nTelos territory. Cable capital spending of $14.2 million related to network and cable market expansion. Wireline capital projects cost $9.6 million, driven primarily by fiber builds and increased capacity projects.  The remaining $3.6 million of capital expenditures is largely related to information technology projects and fleet vehicles.

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

Index

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

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves two components.  The first component is outstanding debt with variable rates.  As of June 30, 2018, the Company had $812.3 million of gross variable rate debt outstanding, with unamortized loan fees and costs of $12.4 million, bearing interest at a weighted average rate of 3.90% as determined on a quarterly basis. An increase in market interest rates of 1.00% would add approximately $7.8 million to annual interest expense, excluding the effect of the interest rate swap.  In May 2016, the Company entered into a pay-fixed, receive-variable interest rate swap with three counterparties totaling $256.6 of notional principal (subject to change based upon expected draws under the delayed draw term loan and principal payments due under our debt agreements).  These swaps, combined with the swap purchased in 2012, cover notional principal equal to approximately 50% of the outstanding variable rate debt through maturity in 2023. The Company is required to pay a combined fixed rate of approximately 1.16% and receive a variable rate based on one month LIBOR (1.98% for June 2018), to manage a portion of its interest rate risk. Changes in the net interest paid or received under the swaps would offset approximately 50% of the change in interest expense on the variable rate debt outstanding. The swap agreements currently reduce annual interest expense by approximately $4.6 million, based on the spread between the fixed rate and the variable rate currently in effect on our debt.

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

Management views market risk as having a potentially significant impact on the Company's results of operations, as future results could be adversely affected if interest rates were to increase significantly for an extended period, or if the Company’s need for additional external financing resulted in increases to the interest rates applied to all of its new and existing debt.  As of June 30, 2018, the Company has $406.1 million of variable rate debt with no interest rate protection.  The Company’s investments in publicly traded stock and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Supplemental Executive Retirement Plan.  General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

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
As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, we identified material weaknesses in internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As remediation has not yet been completed, our President and Chief Executive Officer and our Senior Vice President - Finance and Chief Financial Officer have concluded that our disclosure controls and procedures continued to be ineffective as of June 30, 2018.
Notwithstanding the material weaknesses, management has concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act)  as of June 30, 2018, that have materially affected or are reasonably likely to material affect, the Company’s internal control over financial reporting.
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

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of June 30, 2018, the Company has not identified any needed updates to the risk factors included in our most recent Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

The following table provides information about the Company’s shares surrendered for the settlement of payroll taxes and exercise prices for options as related to equity award vesting and exercise events, during the three months ended June 30, 2018:

	Number of Shares Purchased	Average Price Paid per Share
April 1 to April 30	1,016	$38.60
May 1 to May 31	3,933	31.42
June 1 to June 30	3,577	32.75
Total	8,526	$32.99

Index

ITEM 6.	Exhibits

(a)	The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.50
Second Amendment to Credit Agreement, dated as of February 16, 2018, by and among Shenandoah Telecommunications Company, as Borrower, CoBank, ACB, ACB, as Administrative Agent, and various other lenders named therein.

31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

99.1**	Consultant Agreement

(101)	Formatted in XBRL (Extensible Business Reporting Language)

	101.INS*	XBRL Instance Document

	101.SCH*	XBRL Taxonomy Extension Schema Document

	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

99.1**	Consultant Agreement

(101)	Formatted in XBRL (Extensible Business Reporting Language)

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
Date: August 7, 2018