Form 10-Q
period 2018-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2018-11-06
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Yes ☐    No  ☑

The number of shares of the registrant’s common stock outstanding on November 2, 2018 was 49,558,663.

SHENANDOAH TELECOMMUNICATIONS COMPANY

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$75,207	$78,585
Accounts receivable, net	59,968	54,184
Income taxes receivable	2,545	17,311
Inventory, net	4,962	5,704
Prepaid expenses and other	63,383	17,111
Total current assets	206,065	172,895
Investments	12,296	11,472
Property, plant and equipment, net	669,709	686,327
Other assets:
Intangible assets, net	381,537	380,979
Goodwill	146,497	146,497
Deferred charges and other assets, net	53,723	13,690
Total assets	$1,469,827	$1,411,860
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized loan fees	$84,743	$64,397
Accounts payable	23,868	28,953
Advanced billings and customer deposits	7,415	21,153
Accrued compensation	6,833	9,167
Accrued liabilities and other	14,756	13,914
Total current liabilities	137,615	137,584
Long-term debt, less current maturities, net of unamortized loan fees	694,045	757,561
Other long-term liabilities:
Deferred income taxes	120,846	100,879
Deferred lease	22,162	15,782
Asset retirement obligations	22,372	21,211
Retirement plan obligations	13,235	13,328
Other liabilities	14,567	15,293
Total other long-term liabilities	193,182	166,493
Shareholders’ equity:
Common stock, no par value, authorized 96,000; 49,559 and 49,328 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid in capital	47,350	44,787
Retained earnings	385,045	297,205
Accumulated other comprehensive income (loss), net of taxes	12,590	8,230
Total shareholders’ equity	444,985	350,222
Total liabilities and shareholders’ equity	$1,469,827	$1,411,860

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
Operating revenue:	2018	2017	2018	2017
Service revenue and other	$142,768	$149,788	$419,819	$450,617
Equipment revenue	15,963	1,994	49,551	8,303
Total operating revenue	158,731	151,782	469,370	458,920
Operating expenses:
Cost of services	47,886	48,552	146,362	145,744
Cost of goods sold	15,036	7,282	46,007	17,232
Selling, general and administrative	27,452	42,199	86,117	125,374
Acquisition, integration and migration expenses	—	1,706	—	9,873
Depreciation and amortization	40,028	42,568	124,632	132,297
Total operating expenses	130,402	142,307	403,118	430,520
Operating income (loss)	28,329	9,475	66,252	28,400
Other income (expense):
Interest expense	(9,001)	(9,823)	(27,184)	(28,312)
Gain (loss) on investments, net	88	202	112	395
Non-operating income (loss), net	966	1,003	2,770	3,482
Income (loss) before income taxes	20,382	857	41,950	3,965
Income tax expense (benefit)	4,848	(2,677)	10,207	(1,830)
Net income (loss)	15,534	3,534	31,743	5,795
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate hedge, net of tax	465	6	4,360	(770)
Comprehensive income (loss)	$15,999	$3,540	$36,103	$5,025

Net income (loss) per share, basic and diluted:
Basic net income (loss) per share	$0.31	$0.07	$0.64	$0.12
Diluted net income (loss) per share	$0.31	$0.07	$0.63	$0.12
Weighted average shares outstanding, basic	49,559	49,133	49,527	49,100
Weighted average shares outstanding, diluted	50,117	49,959	50,044	49,869

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)
	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2017	49,328	$44,787	$297,205	$8,230	$350,222
Change in accounting principle - adoption of accounting standard (Note 2)	—	—	56,097	—	56,097
Net income (loss)	—	—	31,743	—	31,743
Other comprehensive gain (loss), net of tax of $1,441	—	—	—	4,360	4,360
Stock based compensation	206	4,578	—	—	4,578
Stock options exercised	15	104	—	—	104
Common stock issued	—	18	—	—	18
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(66)	(2,137)	—	—	(2,137)
Common stock issued to acquire non-controlling interest in nTelos	76	—	—	—	—
Balance, September 30, 2018	49,559	$47,350	$385,045	$12,590	$444,985

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$31,743	$5,795
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	106,002	113,437
Amortization	18,630	18,860
Amortization reflected as rent expense in cost of services	372	2,173
Bad debt expense	1,362	1,479
Stock based compensation expense, net of amount capitalized	4,578	3,053
Waived management fee	28,164	27,068
Deferred income taxes	(1,989)	(12,251)
(Gain) loss on investments	(112)	(308)
Net (gain) loss from patronage and equity investments	(2,300)	(2,315)
Amortization of long-term debt issuance costs	3,472	3,572
Accrued interest and other	205	1,633
Changes in assets and liabilities:
Accounts receivable	(5,492)	6,418
Inventory, net	741	31,604
Income taxes receivable	14,932	(8,704)
Other assets	(13,393)	(162)
Accounts payable	(1,913)	(30,795)
Income taxes payable	—	(435)
Deferred lease	4,159	3,729
Other deferrals and accruals	(361)	(5,146)
Net cash provided by (used in) operating activities	188,800	158,705

Cash flows from investing activities:
Acquisition of property, plant and equipment	(92,309)	(109,435)
Proceeds from sale of assets	540	356
Cash distributions (contributions) from investments and other	(1)	4
Sprint expansion	(52,000)	(6,000)
Net cash provided by (used in) investing activities	(143,770)	(115,075)

Cash flows from financing activities:
Principal payments on long-term debt	(46,375)	(24,250)
Proceeds from revolving credit facility borrowings	15,000	—
Proceeds from credit facility borrowings	—	25,000
Principal payments on revolving credit facility	(15,000)	—
Taxes paid for equity award issuances	(2,033)	(5,106)
Net cash provided by (used in) financing activities	(48,408)	(4,356)
Net increase (decrease) in cash and cash equivalents	(3,378)	39,274
Cash and cash equivalents, beginning of period	78,585	36,193
Cash and cash equivalents, end of period	$75,207	$75,467

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest, net of capitalized interest of $1,187 and $1,266, respectively	$25,067	$25,934
Income tax (refunds received) payments, net	$(2,736)	$19,567
Capital expenditures payable	$11,919	$3,800

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

Immaterial Prior Period Adjustment.

During the three months ended September 30, 2018, the Company determined that the unaudited condensed consolidated financial statements for the three months ended March 31, 2018, and the three and six months ended June 30, 2018, contained an immaterial misstatement.  Excess amortization of deferred contract costs that are recognized as a reduction of revenue, as described in Note 2, resulted in an understatement of revenue for the three months ended March 31, 2018, and the three and six months ended June 30, 2018. Additionally, amounts recorded upon the adoption of ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606", or "the new revenue recognition standard"), on January 1, 2018 were misstated.   The Company evaluated the materiality of the prior period adjustment quantitatively and qualitatively, under the SEC’s authoritative guidance on materiality, and concluded that the prior period adjustment was not material to the financial statements of any of the impacted unaudited 2018 periods. The Company elected to correct the prior period adjustment by revising the prior period financial statements.

The cumulative effect of the adjustment made to the consolidated January 1, 2018 balance sheet for the adoption of the new revenue recognition standard was as follows:

	As of January 1, 2018
(in thousands)	As Reported	Correction of Error	As Adjusted
Prepaid expenses and other	$53,688	$(6,701)	$46,987
Deferred charges and other assets, net	29,797	14,964	44,761
Deferred income taxes	119,030	2,201	121,231
Retained earnings	347,240	6,062	353,302

The following table presents the effects of the immaterial prior period adjustment on the unaudited condensed consolidated balance sheet as of March 31, 2018 and June 30, 2018:

	As of March 31, 2018
(in thousands)	As Reported	Correction of Error	As Adjusted
Prepaid expenses and other	$64,200	$(5,741)	$58,459
Deferred charges and other assets, net	33,934	16,410	50,344
Deferred income taxes	115,809	2,853	118,662
Retained earnings	352,069	7,816	359,885

	As of June 30, 2018
(in thousands)	As Reported	Correction of Error	As Adjusted
Prepaid expenses and other	$64,163	$(4,756)	$59,407
Deferred charges and other assets, net	34,021	17,896	51,917
Deferred income taxes	111,125	3,522	114,647
Retained earnings	359,893	9,618	369,511

Index

The following tables present the effects of the immaterial prior period adjustment on the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2018 and the three and six months ended June 30, 2018:

	For the Three Months Ended March 31, 2018
(in thousands)	As Reported	Correction of Error	As Adjusted
Service revenue and other	$134,153	$2,406	$136,559
Income tax expense (benefit)	1,176	652	1,828
Net income (loss)	4,829	1,754	6,583
Earnings per share - basic	$0.10	$0.03	$0.13
Earnings per share - diluted	$0.10	$0.03	$0.13

	For the Three Months Ended June 30, 2018
(in thousands)	As Reported	Correction of Error	As Adjusted
Service revenue and other	$138,021	$2,471	$140,492
Income tax expense (benefit)	2,862	669	3,531
Net income (loss)	7,824	1,802	9,626
Earnings per share - basic	$0.16	$0.03	$0.19
Earnings per share - diluted	$0.16	$0.03	$0.19

	For the Six Months Ended June 30, 2018
(in thousands)	As Reported	Correction of Error	As Adjusted
Service revenue and other	$272,174	$4,877	$277,051
Income tax expense (benefit)	4,038	1,321	5,359
Net income (loss)	12,653	3,556	16,209
Earnings per share - basic	$0.26	$0.07	$0.33
Earnings per share - diluted	$0.25	$0.07	$0.32

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

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms greater than 12 months. The standard also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases, as well as changes in the categorization of rental costs, from rent expense to interest and depreciation expense.  Other effects may occur depending on the types of leases and the specific terms of them utilized by particular lessees.  The ASU is effective for the Company on January 1, 2019, and early application is permitted.  Modified retrospective application is required. The Company expects that the most notable impact to its financial statements upon the adoption of this ASU will be the recognition of a material right-of-use asset and a lease liability for its real estate and equipment leases. The Company is continuing to assess potential impacts that the standard may have on our consolidated financial statements.

Index

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

Note 2. Revenue from Contracts with Customers

The Company earns revenue primarily through the sale of our wireless telecommunications services, wireless equipment, and business, residential, and enterprise cable and wireline services that include video, internet, voice, and data services. Revenue earned for the three months ended September 30, 2018 was as follows:

(in thousands)	Wireless	Cable	Wireline	Consolidated
Wireless service	$96,299	$—	$—	$96,299
Equipment	15,666	234	63	15,963
Business, residential and enterprise	—	29,334	10,702	40,036
Tower and other	4,134	2,614	8,857	15,605
Total revenue	116,099	32,182	19,622	167,903
Internal revenue	(1,263)	(1,266)	(6,643)	(9,172)
Total operating revenue	$114,836	$30,916	$12,979	$158,731

Revenue earned for the nine months ended September 30, 2018 was as follows:

(in thousands)	Wireless	Cable	Wireline	Consolidated
Wireless service	$284,154	$—	$—	$284,154
Equipment	48,859	537	155	49,551
Business, residential and enterprise	—	87,931	31,906	119,837
Tower and other	10,643	7,536	26,380	44,559
Total revenue	343,656	96,004	58,441	498,101
Internal revenue	(3,746)	(3,394)	(21,591)	(28,731)
Total operating revenue	$339,910	$92,610	$36,850	$469,370

Wireless service
The majority of the Company's revenue is earned through providing network access to Sprint under the affiliate agreement, which represents approximately 61% of consolidated revenues for the nine months ended September 30, 2018. Wireless service revenue is variable based on billed revenue to Sprint’s subscribers in the Company's affiliate area, less applicable fees retained by Sprint.

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

The Company's revenue related to Sprint’s prepaid customers is the amount that Sprint bills its prepaid subscribers, reduced by costs to acquire and support the customers, based on national averages for Sprint’s prepaid programs, and a 6% management fee.

The Company considers Sprint, rather than Sprint's subscribers, to be the customer under the new revenue recognition standard and the Company's performance obligation is to provide Sprint a series of continuous network access services. The reimbursement to Sprint for the costs of handsets sold through Sprint’s national channels, as well as commissions paid by Sprint to third-party resellers in our service territory represent consideration payable to a customer. These reimbursements are initially recorded as a contract asset and are subsequently recognized as a reduction of revenue over the expected benefit period between 21 and 53 months. Historically, under ASC 605 the customer was considered the subscriber rather than Sprint and as a result, reimbursement

Index

payments to Sprint for costs of handsets and commissions were recorded as operating expenses in the period incurred. During 2017, these costs totaled $63.5 million recorded in cost of goods and services, and $16.9 million recorded in selling, general and administrative costs.

On January 1, 2018, upon adoption, the Company recorded a wireless contract asset of approximately $51.1 million. During the three months ended September 30, 2018, payments that increased the wireless contract asset balance totaled $16.4 million and amortization reflected as a reduction of revenue totaled approximately $11.9 million. During the nine months ended September 30, 2018, payments that increased the wireless contract asset balance totaled $44.8 million and amortization reflected as a reduction of revenue totaled approximately $34.1 million. The wireless contract asset balance as of September 30, 2018 was approximately $61.8 million.

Wireless equipment
The Company owns and operates Sprint-branded retail stores within their geographic territory from which the Company sells equipment, primarily wireless handsets, and service to Sprint subscribers. The Company's equipment is predominantly sold to subscribers through Sprint's equipment financing plans. Under the equipment financing plans, Sprint purchases the equipment from the Company and resells the equipment to their subscribers. Historically, under ASC 605, the Company concluded that it was the agent in these equipment financing transactions and recorded revenues net of related handset costs which were approximately $63.8 million in 2017. Under Topic 606 the Company concluded that it is the principal in these equipment financing transactions, as the Company controls and bears the risk of ownership of the inventory prior to sale, and accordingly, revenues and handset costs are recorded on a gross basis, the corresponding cost of the equipment is recorded separately to cost of goods sold.

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

The cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet for the adoption of the new revenue recognition standard were as follows:

Index

(in thousands)	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
Assets
Prepaid expenses and other	$17,111	$29,876	$46,987
Deferred charges and other assets, net	13,690	31,071	44,761
Liabilities
Advanced billing and customer deposits	21,153	(14,302)	6,851
Deferred income taxes	100,879	20,352	121,231
Other long-term liabilities	15,293	(1,200)	14,093
Retained earnings	297,205	56,097	353,302

The impact of the adoption of the new revenue recognition standard on the condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated balance sheets was as follows:

	Three Months Ended September 30, 2018
(in thousands)	As Reported	Balances without Adoption of Topic 606	Effect of Change Higher/(Lower)
Operating revenue:
Service revenue and other	$142,768	$161,076	$(18,308)
Equipment revenue	15,963	2,178	13,785
Operating expenses:
Cost of services	47,886	48,001	(115)
Cost of goods sold	15,036	7,870	7,166
Selling, general and administrative	27,452	44,164	(16,712)

	Nine Months Ended September 30, 2018
(in thousands)	As Reported	Balances without Adoption of Topic 606	Effect of Change Higher/(Lower)
Operating revenue:
Service revenue and other	$419,819	$471,155	$(51,336)
Equipment revenue	49,551	6,036	43,515
Operating expenses:
Cost of services	146,362	146,199	163
Cost of goods sold	46,007	20,316	25,691
Selling, general and administrative	86,117	132,711	(46,594)

Index

	As of September 30, 2018
(in thousands)	As Reported	Balances without Adoption of Topic 606	Effect of Change Higher/(Lower)
Assets
Prepaid expenses and other	$63,383	$27,765	$35,618
Deferred charges and other assets, net	53,723	17,496	36,227
Liabilities
Advanced billing and customer deposits	7,415	23,744	(16,329)
Deferred income taxes	120,846	97,029	23,817
Other long-term liabilities	14,567	15,759	(1,192)
Retained earnings	385,045	319,496	65,549

Future performance obligations
On September 30, 2018, the Company had approximately $3.1 million of transaction price allocated to unsatisfied performance obligations, which is exclusive of contracts with original expected duration of one year or less. The Company expects to recognize approximately $0.2 million of this amount as revenue during the remainder of 2018, $0.6 million in 2019, an additional $0.6 million by 2020, and the balance thereafter.
Contract acquisition costs and costs to fulfill contracts
Capitalized contract costs represent contract fulfillment costs and contract acquisition costs which include commissions and installation costs in our Cable and Wireline segments. Capitalized contract costs are amortized on a straight line basis over the contract term plus expected renewals. The Company elected to apply the practical expedient to expense contract acquisition costs when incurred, if the amortization period would be twelve months or less. The amortization of these costs is included in cost of services, and selling, general and administrative expenses. Amounts capitalized were approximately $10.0 million as of September 30, 2018 of which $4.6 million is presented as prepaid expenses and other and $5.4 million is presented as deferred charges and other assets, net. Amortization recognized during the nine months ended September 30, 2018 was approximately $4.1 million.

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

Index

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

Amendment to the Affiliate agreement related to the acquisition of the Expansion Area:
Effective with the acquisition of the Expansion Area on February 1, 2018, the Company amended its Agreement with Sprint to expand its wireless service area to include certain areas in Kentucky, Pennsylvania, Virginia and West Virginia. The agreement includes certain network build out requirements in the Expansion Area, and the ability to utilize Sprint’s spectrum in the Expansion Area along with certain other amendments to the Affiliate Agreements. Pursuant to the Expansion Agreement, Sprint agreed to, among other things, transition the provision of network coverage in the Expansion Area from Sprint to the Company.

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

The following table indicates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Calculation of net income (loss) per share:
Net income (loss)	$15,534	$3,534	$31,743	$5,795
Weighted average shares outstanding	49,559	49,133	49,527	49,100
Basic income (loss) per share	$0.31	$0.07	$0.64	$0.12

Effect of stock options outstanding:
Basic weighted average shares outstanding	49,559	49,133	49,527	49,100
Effect from dilutive shares and options outstanding	558	826	517	769
Diluted weighted average shares outstanding	50,117	49,959	50,044	49,869
Diluted income (loss) per share	$0.31	$0.07	$0.63	$0.12

Index

The computation of diluted EPS does not include certain unvested awards, on a weighted average basis, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Awards excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive	13	—	60	94

Note 6.  Investments

Other investments, comprised of equity securities which do not have readily determinable fair values, consist of the following:

(in thousands)	9/30/2018	12/31/2017
Cost method:
CoBank	$7,441	$6,818
Other – equity in other telecommunications partners	784	811
	8,225	7,629
Equity method:
Other	575	564
	575	564
Total other investments	$8,800	$8,193

The CoBank investment is primarily related to patronage distributions of restricted equity and is a required investment related to the Credit Facility. Refer to Note 12, Long-Term Debt, for additional information.

The Company's investments carried at fair value consisted of:

(in thousands)	9/30/2018	12/31/2017
Cash and Equivalents	$1,408	$—
Domestic equity funds	1,675	2,856
International equity funds	413	423
Total investments carried at fair value	$3,496	$3,279

Investments carried at fair value were acquired under a rabbi trust arrangement related to the Company’s Supplemental Executive Retirement Plan (SERP).  The Company purchases investments in the trust to mirror the investment elections of participants in the SERP. The Company recorded net gains of $0.1 million in both the three months ended September 30, 2018 and 2017. The Company recorded net gains of $0.1 million and $0.3 million in the nine months ended September 30, 2018 and September 30, 2017, respectively. Fair values for these investments are determined using net asset value per share and are not classified in the fair value hierarchy. Gains and losses on the investments in the trust are reflected as increases or decreases in the liability owed to the participants. The increases or decreases to the liability are recorded as pension expense included within "Non-operating income (loss), net" in the Company's consolidated statements of operations.

Note 7. Fair Value Measurements

The following tables present the hierarchy for financial assets and liabilities measured at fair value on a recurring basis:

Index

(in thousands)	September 30, 2018
Balance sheet location:	Level 1	Level 2	Level 3	Total
Prepaid expenses and other:
Interest rate swaps	$—	$5,447	$—	$5,447
Deferred charges and other assets, net:
Interest rate swaps	—	13,541	—	13,541
Total	$—	$18,988	$—	$18,988

(in thousands)	December 31, 2017
Balance sheet location:	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$150	$—	$—	$150
Prepaid expenses and other:
Interest rate swaps	—	2,411	—	2,411
Deferred charges and other assets, net:
Interest rate swaps	—	10,776	—	10,776
Total	$150	$13,187	$—	$13,337

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

Index

Note 8. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in thousands)	Estimated Useful Lives	September 30, 2018	December 31, 2017
Land		$6,568	$6,418
Buildings and structures	10 - 40 years	207,647	195,540
Cable and wire	4 - 40 years	302,592	286,999
Equipment and software	2 - 17 years	763,089	730,228
Plant in service		1,279,896	1,219,185
Plant under construction		74,422	62,202
Total property, plant and equipment		1,354,318	1,281,387
Less accumulated amortization and depreciation		684,609	595,060
Property, plant and equipment, net		$669,709	$686,327

Note 9. Goodwill and Other Intangible Assets

Goodwill consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Goodwill - wireless	$146,383	$146,383
Goodwill - cable	104	104
Goodwill - wireline	10	10
Goodwill	$146,497	$146,497

Intangible assets consisted of the following:

Index

	September 30, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Non-amortizing intangibles:
Cable franchise rights	$64,334	$—	$64,334	$64,334	$—	$64,334
Railroad crossing rights	141	—	141	141	—	141
Total non-amortizing intangibles	64,475	—	64,475	64,475	—	64,475

Finite-lived intangibles:
Affiliate contract expansion - wireless	455,305	(152,603)	302,702	410,157	(105,964)	304,193
Favorable leases - wireless	15,816	(1,754)	14,062	13,103	(1,222)	11,881
Acquired subscribers - cable	25,265	(25,213)	52	25,265	(25,100)	165
Other intangibles	464	(218)	246	463	(198)	265
Total finite-lived intangibles	496,850	(179,788)	317,062	448,988	(132,484)	316,504
Total intangible assets	$561,325	$(179,788)	$381,537	$513,463	$(132,484)	$380,979

Affiliate contract expansion is amortized over the expected benefit period and is further reduced by the amount of waived management fees received from Sprint which were $9.6 million and $28.2 million for the three and nine months ended September 30, 2018, respectively. Since May 6, 2016, the date of the non-monetary exchange, waived management fees received from Sprint totaled $88.8 million.

The gross carrying amount of certain intangibles was affected by the expansion of the Company's wireless service coverage area with Sprint. See Note 3, Acquisition for additional information.

Note 10.  Derivatives and Hedging

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheet:

(in thousands)	September 30, 2018	December 31, 2017
Balance sheet location of derivative financial instruments:
Prepaid expenses and other	$5,447	$2,411
Deferred charges and other assets, net	13,541	10,776
Total derivatives designated as hedging instruments	$18,988	$13,187

The table below summarizes changes in accumulated other comprehensive income (loss) by component:

	Nine Months Ended September 30, 2018
(in thousands)	Gains (Losses) on Cash Flow Hedges	Income Tax (Expense) Benefit	Accumulated Other Comprehensive Income (Loss), net of taxes
Balance as of December 31, 2017	$13,187	$(4,957)	$8,230
Net change in unrealized gain (loss)	5,801	(1,441)	4,360
Net current period other comprehensive income (loss)	5,801	(1,441)	4,360
Balance as of September 30, 2018	$18,988	$(6,398)	$12,590

The outstanding notional amounts of the cash flow hedge were $395.1 million and $418.3 million as of September 30, 2018 and December 31, 2017, respectively.  See Note 7, Fair Value Measurements, for additional information.

Index

Note 11. Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	September 30, 2018	December 31, 2017
Prepaid rent	$10,058	$10,519
Prepaid maintenance expenses	3,546	3,062
Interest rate swaps	5,447	2,411
Deferred contract asset	35,617	—
Other	8,715	1,119
Prepaid expenses and other	$63,383	$17,111

Deferred contract and other costs include amounts reimbursed to Sprint for commissions and device costs, and commissions and installation costs in the Company’s Cable and Wireline segments. The deferred contract and other costs increased due to the adoption of Topic 606. Refer to Note 2, Revenue from Contracts with Customers, for additional information.

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	September 30, 2018	December 31, 2017
Interest rate swaps	$13,541	$10,776
Deferred contract asset	36,260	—
Other	3,922	2,914
Deferred charges and other assets, net	$53,723	$13,690

Deferred contract and other costs include amounts reimbursed to Sprint for commissions and device costs, and commissions and installation costs in the Company’s Cable and Wireline segments. The deferred contract and other costs increased due to the adoption of Topic 606. Refer to Note 2, Revenue from Contracts with Customers, for additional information.

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	September 30, 2018	December 31, 2017
Sales and property taxes payable	$3,513	$3,872
Severance accrual	—	1,028
Asset retirement obligations	582	492
Accrued programming costs	2,927	2,805
Other current liabilities	7,734	5,717
Accrued liabilities and other	$14,756	$13,914

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	September 30, 2018	December 31, 2017
Non-current portion of deferred revenues	$12,659	$14,030
Other	1,908	1,263
Other liabilities	$14,567	$15,293

The Company's asset retirement obligations are included in the balance sheet captions "Asset retirement obligations" and "Accrued liabilities and other". The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement and removal of leasehold improvements or equipment.  The Company also records a corresponding asset, which is depreciated over the life of the leasehold improvement or equipment.  Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.  The terms associated with its operating leases, and applicable zoning ordinances of certain jurisdictions, define the Company’s obligations which are estimated and vary based on the size and types of the towers.

Index

Note 12. Long-Term Debt

Total debt as of September 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Term loan A-1	$400,125	$436,500
Term loan A-2	390,000	400,000
	790,125	836,500
Less: unamortized loan fees	11,337	14,542
Total debt, net of unamortized loan fees	$778,788	$821,958

Current maturities of long-term debt, net of current unamortized loan fees	$84,743	$64,397
Long-term debt, less current maturities, net of unamortized loan fees	$694,045	$757,561

As of September 30, 2018, the Company's indebtedness totaled approximately $778.8 million, net of unamortized loan fees of $11.3 million, with an annualized overall weighted average interest rate of approximately 4.11%. As of September 30, 2018, the Term Loan A-1 bears interest at one-month LIBOR plus a margin of 2.25%, while the Term Loan A-2 bears interest at one-month LIBOR plus a margin of 2.50%. For September 2018, one-month LIBOR was 2.08%. LIBOR resets monthly.

The Term Loan A-1 required quarterly principal repayments of $6.1 million, which began on September 30, 2016 and continued through June 30, 2017, increased to $12.1 million quarterly from September 30, 2017 through June 30, 2020; then increases to $18.2 million quarterly from September 30, 2020 through March 31, 2021, with the remaining balance due June 30, 2021.  The Term Loan A-2 requires quarterly principal repayments of $10.0 million which began on September 30, 2018 and continue through March 31, 2023, with the remaining balance due June 30, 2023.

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

Index

•
maintain a minimum liquidity balance of greater than $25 million. The balance includes amounts available under the revolver facility plus unrestricted cash and cash equivalents on deposit in a deposit account for which a control agreement has been delivered to the administrative agent under the 2016 credit agreement.

As shown below, as of September 30, 2018, the Company was in compliance with the covenants in its credit agreements.

	Actual	Covenant Requirement
Total leverage ratio	2.61	3.75 or Lower
Debt service coverage ratio	3.25	2.00 or Higher
Minimum liquidity balance (in millions)	$149.1	$25.0 or Higher

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

The net operating losses acquired in the nTelos acquisition are open to examination from 2002 forward. Income tax filings prior to 2014, excluding the acquired net operating losses, are no longer subject to examination. The Company is not subject to any state or federal income tax audits as of September 30, 2018.

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

As of September 30, 2018, the Company is continuing to evaluate the provisional amounts recorded related to the 2017 Tax Act at December 31, 2017, for related state and local municipality tax matters.

Index

Note 14. Segment Reporting

Three Months Ended September 30, 2018

(in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated
External revenue
Service revenue	$96,299	$28,578	$5,443	$—	$—	$130,320
Equipment revenue	15,666	234	63	—	—	15,963
Other	2,871	2,104	7,473	—	—	12,448
Total external revenue	114,836	30,916	12,979	—	—	158,731
Internal revenue	1,263	1,266	6,643	—	(9,172)	—
Total operating revenue	116,099	32,182	19,622	—	(9,172)	158,731
Operating expenses
Cost of services	32,253	14,837	9,266	(12)	(8,458)	47,886
Cost of goods sold	14,940	78	19	(1)	—	15,036
Selling, general and administrative	11,191	5,331	1,780	9,864	(714)	27,452
Depreciation and amortization	30,363	6,102	3,435	128	—	40,028
Total operating expenses	88,747	26,348	14,500	9,979	(9,172)	130,402
Operating income (loss)	$27,352	$5,834	$5,122	$(9,979)	$—	$28,329

Three Months Ended September 30, 2017

(in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated
External revenue
Service revenue	$107,395	$26,934	$5,126	$—	$—	$139,455
Equipment revenue	1,742	219	33	—	—	1,994
Other	2,129	1,937	6,267	—	—	10,333
Total external revenue	111,266	29,090	11,426	—	—	151,782
Internal revenue	1,239	999	8,425	—	(10,663)	—
Total operating revenue	112,505	30,089	19,851	—	(10,663)	151,782
Operating expenses
Cost of services	33,825	14,858	9,796	—	(9,927)	48,552
Cost of goods sold	7,216	55	11	—	—	7,282
Selling, general and administrative	30,099	5,358	1,706	5,772	(736)	42,199
Acquisition, integration and migration expenses	1,691	—	—	15	—	1,706
Depreciation and amortization	32,929	6,192	3,249	198	—	42,568
Total operating expenses	105,760	26,463	14,762	5,985	(10,663)	142,307
Operating income (loss)	$6,745	$3,626	$5,089	$(5,985)	$—	$9,475

Index

Nine Months Ended September 30, 2018

(in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated
External revenue
Service revenue	$284,154	$85,797	$16,052	$—	$—	$386,003
Equipment revenue	48,859	537	155	—	—	49,551
Other	6,897	6,276	20,643	—	—	33,816
Total external revenue	339,910	92,610	36,850	—	—	469,370
Internal revenue	3,746	3,394	21,591	—	(28,731)	—
Total operating revenue	343,656	96,004	58,441	—	(28,731)	469,370
Operating expenses
Cost of services	99,491	45,118	28,441	—	(26,688)	146,362
Cost of goods sold	45,749	197	61	—	—	46,007
Selling, general and administrative	35,693	14,940	5,183	32,344	(2,043)	86,117
Depreciation and amortization	95,853	18,305	10,069	405	—	124,632
Total operating expenses	276,786	78,560	43,754	32,749	(28,731)	403,118
Operating income (loss)	$66,870	$17,444	$14,687	$(32,749)	$—	$66,252

Nine Months Ended September 30, 2017

(in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated
External revenue
Service revenue	$323,262	$80,229	$15,301	$—	$—	$418,792
Equipment revenue	7,666	547	90	—	—	8,303
Other	7,467	5,736	18,622	—	—	31,825
Total external revenue	338,395	86,512	34,013	—	—	458,920
Internal revenue	3,707	2,153	24,568	—	(30,428)	—
Total operating revenue	342,102	88,665	58,581	—	(30,428)	458,920
Operating expenses
Cost of services	100,745	44,956	28,357	—	(28,314)	145,744
Cost of goods sold	17,084	96	52	—	—	17,232
Selling, general and administrative	88,201	15,083	5,065	19,139	(2,114)	125,374
Acquisition, integration and migration expenses	9,607	—	—	266	—	9,873
Depreciation and amortization	104,231	18,070	9,536	460	—	132,297
Total operating expenses	319,868	78,205	43,010	19,865	(30,428)	430,520
Operating income (loss)	$22,234	$10,460	$15,571	$(19,865)	$—	$28,400

Index

A reconciliation of the total of the reportable segments’ operating income (loss) to consolidated income (loss) before taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Total consolidated operating income (loss)	$28,329	$9,475	$66,252	$28,400
Interest expense	(9,001)	(9,823)	(27,184)	(28,312)
Gain (loss) on investments, net	88	202	112	395
Non-operating income (loss), net	966	1,003	2,770	3,482
Income (loss) before income taxes	$20,382	$857	$41,950	$3,965

As of January 1, 2018, the Company records stock compensation expense to the Other segment. Previously, stock compensation expense was allocated among all of the segments.

Note 15. Subsequent Events
On October 30, 2018, the Company's Board of Directors approved a dividend of $0.27 per common share to be paid on November 30, 2018 to shareholders of record as of the close of business on November 12, 2018. Before dividend reinvestments, the total payout is expected to be approximately $13.4 million.

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

Basis of Presentation
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), effective January 1, 2018, using the modified retrospective method as discussed in Note 2, Revenue from Contracts with Customers. The following tables identify the impact of applying Topic 606 to the Company for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
		Topic 606 Impact - CONSOLIDATED
($ in thousands, except per share amounts)	Prior to Adoption of Topic 606	Changes in Presentation (1)	Equipment Revenue (2)	Deferred Costs (3)	As Reported 09/30/2018
Service revenue and other	$161,076	$(23,174)	$—	$4,866	$142,768
Equipment revenue	2,178	—	13,785	—	15,963
Total operating revenue	163,254	(23,174)	13,785	4,866	158,731
Cost of services	48,001	—	—	(115)	47,886
Cost of goods sold	7,870	(6,619)	13,785	—	15,036
Selling, general & administrative	44,164	(16,555)	—	(157)	27,452
Depreciation and amortization	40,028	—	—	—	40,028
Total operating expenses	140,063	(23,174)	13,785	(272)	130,402
Operating income (loss)	23,191	—	—	5,138	28,329
Other income (expense)	(7,947)	—	—	—	(7,947)
Income tax expense (benefit)	3,486	—	—	1,362	4,848
Net income (loss)	$11,758	$—	$—	$3,776	$15,534

Earnings (loss) per share
Basic	$0.24			$0.07	$0.31
Diluted	$0.23			$0.08	$0.31
Weighted average shares outstanding, basic	49,559				49,559
Weighted average shares outstanding, diluted	50,117				50,117

Index

	Nine Months Ended September 30, 2018
		Topic 606 Impact - CONSOLIDATED
($ in thousands, except per share amounts)	Prior to Adoption of Topic 606	Changes in Presentation (1)	Equipment Revenue (2)	Deferred Costs (3)	As Reported 09/30/2018
Service revenue and other	$471,155	$(64,069)	$—	$12,733	$419,819
Equipment revenue	6,036	—	43,515	—	49,551
Total operating revenue	477,191	(64,069)	43,515	12,733	469,370
Cost of services	146,199	—	—	163	146,362
Cost of goods sold	20,316	(17,824)	43,515	—	46,007
Selling, general & administrative	132,711	(46,245)	—	(349)	86,117
Depreciation and amortization	124,632	—	—	—	124,632
Total operating expenses	423,858	(64,069)	43,515	(186)	403,118
Operating income (loss)	53,333	—	—	12,919	66,252
Other income (expense)	(24,302)	—	—	—	(24,302)
Income tax expense (benefit)	6,740	—	—	3,467	10,207
Net income (loss)	$22,291	$—	$—	$9,452	$31,743

Earnings (loss) per share
Basic	$0.45			$0.19	$0.64
Diluted	$0.45			$0.18	$0.63
Weighted average shares outstanding, basic	49,527				49,527
Weighted average shares outstanding, diluted	50,044				50,044
______________________________________________________
(1) Amounts payable to Sprint for the reimbursement of costs incurred by Sprint in their national sales channel for commissions and device costs for both postpaid and prepaid, and to provide on-going support to their prepaid customers in our territory were historically recorded as expense when incurred. Under Topic 606, these amounts represent consideration payable to our customer, Sprint, and are recorded as a reduction of revenue. In 2017, these amounts were approximately $44.8 million for the postpaid national commissions, previously recorded in selling, general and administrative, $18.7 million for national device costs previously recorded in cost of goods and services, and $16.9 million for the on-going service to Sprint's prepaid customers, previously recorded in selling, general and administrative.

(2) Costs incurred by the Company for the sale of devices under Sprint’s device financing and lease programs were previously recorded net against revenue. Under Topic 606, the revenue and related costs from device sales are recorded gross. These amounts were approximately $63.8 million in 2017.

(3) Amounts payable to Sprint for the reimbursement of costs incurred by Sprint in their national sales channel for commissions and device costs, which historically have been expensed when incurred, are deferred and amortized against revenue over the expected period of benefit of approximately 21 to 53 months. In Cable and Wireline, installation revenues are recognized over a period of approximately 10-11 months. The deferred balance as of September 30, 2018 is approximately $71.9 million and is classified on the balance sheet as current and non-current assets, as applicable.

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

Index

Current Markets
New Expansion Markets
Optional Expansion Markets
Pennsylvania
Maryland
Ohio
DC
West Virginia
Virginia
Kentucky
Tennessee
North Carolina

Results of Operations

Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017

Our consolidated results for the third quarter of 2018 and 2017 are summarized as follows:

	Three Months Ended September 30,				Change
($ in thousands)	2018	% of Revenue	2017	% of Revenue	$	%
Operating revenue	$158,731	100.0	$151,782	100.0	$6,949	4.6
Operating expenses	130,402	82.2	142,307	93.8	(11,905)	(8.4)
Operating income (loss)	28,329	17.8	9,475	6.2	18,854	199.0

Interest expense	(9,001)	(5.7)	(9,823)	(6.5)	822	8.4
Other income (expense), net	1,054	0.7	1,205	0.8	(151)	(12.5)
Income (loss) before taxes	20,382	12.8	857	0.6	19,525	2,278.3
Income tax expense (benefit)	4,848	3.1	(2,677)	(1.8)	7,525	(281.1)
Net income (loss)	$15,534	9.8	$3,534	2.3	$12,000	339.6

Operating revenue
During the three months ended September 30, 2018, operating revenue increased $6.9 million, or 4.6%, compared with the three months ended September 30, 2017. Excluding the impact of adopting Topic 606, operating revenue increased approximately $11.5 million, or 7.6%, driven by the Wireless and Cable operations.

Index

Operating expenses
During the three months ended September 30, 2018, operating expenses decreased approximately $11.9 million, or 8.4%, compared with the three months ended September 30, 2017. Excluding the impact of adopting Topic 606, operating expenses decreased approximately $2.2 million, or 1.6%, primarily due to the absence of acquisition, integration and migration costs related to the completion of the transformation of the nTelos network in 2017.

In 2018, the Company's stock compensation expense was recorded in the Other operations. In prior years this expense was allocated among Wireless, Cable, Wireline and Other. Stock compensation expense for the three months ended September 30, 2018 was approximately $1.2 million compared with approximately $0.6 million for the three months ended September 30, 2017.

Interest expense
During the three months ended September 30, 2018, interest expense decreased approximately $0.8 million, or 8.4%, compared with the three months ended September 30, 2017. The decrease in interest expense was primarily attributable to an amendment to the Credit Facility Agreement, that occurred during 2018, that reduced the base rate of the Credit Facility by 50 basis points, and a reduction in the outstanding principal of our credit facility, partially offset by the effect of increases in the London Interbank Offered Rate ("LIBOR").

Other income (expense), net
During the three months ended September 30, 2018, other income, net decreased approximately $0.2 million, or 12.5%, compared with the three months ended September 30, 2017. The decrease in other income, net was primarily attributable to lower interest income derived from our investments.

Income tax expense (benefit)
During the three months ended September 30, 2018, income tax expense increased approximately $7.5 million, compared with the three months ended September 30, 2017. The increase was primarily attributable to growth in our income before taxes and was partially offset by reduction in the federal tax rate related to the 2017 Tax Act that was enacted during December 2017. The Company’s effective tax rate increased to 23.8% for the three months ended September 30, 2018, from a 312.4% tax benefit for the three months ended September 30, 2017. This was primarily due to the recognition of $2.8 million of excess tax benefits during 2017 that were derived from exercises of stock options and vesting of restricted stock. During the same period of 2018, the Company did not recognize any benefits.

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017

Our consolidated results for the first nine months of 2018 and 2017 are summarized as follows:

	Nine Months Ended September 30,				Change
($ in thousands)	2018	% of Revenue	2017	% of Revenue	$	%
Operating revenue	$469,370	100.0	$458,920	100.0	$10,450	2.3
Operating expenses	403,118	85.9	430,520	93.8	(27,402)	(6.4)
Operating income (loss)	66,252	14.1	28,400	6.2	37,852	133.3

Interest expense	(27,184)	(5.8)	(28,312)	(6.2)	1,128	4.0
Other income (expense), net	2,882	0.6	3,877	0.8	(995)	(25.7)
Income (loss) before taxes	41,950	8.9	3,965	0.9	37,985	958.0
Income tax expense (benefit)	10,207	2.2	(1,830)	(0.4)	12,037	(657.8)
Net income (loss)	$31,743	6.8	$5,795	1.3	$25,948	447.8

Operating revenue
During the nine months ended September 30, 2018, operating revenue increased approximately $10.5 million, or 2.3%, compared with the nine months ended September 30, 2017. Excluding the impact of adopting Topic 606, operating revenue increased approximately $18.3 million, or 4.0%, driven by the Wireless and Cable operations.

Operating expenses
During the nine months ended September 30, 2018, operating expenses decreased approximately $27.4 million, or 6.4%, compared with the nine months ended September 30, 2017. Excluding the impact of adopting Topic 606, operating expenses decreased

Index

approximately $6.7 million, or 1.5%, primarily due to the absence of acquisition, integration and migration costs related to the completion of the transformation of the nTelos network in 2017, partially offset by our investment in infrastructure in the Other operations necessary to support our growth.

In 2018, the Company's stock compensation expense was recorded in the Other operations. In prior years this expense was allocated among Wireless, Cable, Wireline and Other. Stock compensation expense for the nine months ended September 30, 2018 was approximately $4.6 million compared with approximately $3.1 million for the nine months ended September 30, 2017.

Interest expense
During the nine months ended September 30, 2018, interest expense decreased approximately $1.1 million, or 4.0%, compared with the nine months ended September 30, 2017. The decrease in interest expense was primarily attributable to an amendment to the Credit Facility Agreement that reduced the base rate of the Credit Facility by 50 basis points and a reduction in the outstanding principal of our credit facility, partially offset by the effect of increases in LIBOR.

Other income (expense), net
During the nine months ended September 30, 2018, other income, net decreased approximately $1.0 million, or 25.7%, compared with the nine months ended September 30, 2017. The decrease in other income, net was primarily attributable to lower interest income derived from our investments.

Income tax expense (benefit)
During the nine months ended September 30, 2018, income tax expense increased approximately $12.0 million compared with the nine months ended September 30, 2017. The increase is primarily attributable to growth in our income before taxes and was partially offset by a reduction in the federal tax rate related to the 2017 Tax Act that was enacted during December 2017. The Company’s effective tax rate increased to 24.3% for the nine months ended September 30, 2018 from a 46.2% tax benefit for the nine months ended September 30, 2017, primarily due to a reduction in share based compensation tax benefits recognized during the 2018 period.

Index

Wireless

Wireless earns revenue from Sprint for their postpaid and prepaid subscribers usage of our Wireless network in our Wireless network coverage area, net of customer credits, account write-offs and other billing adjustments.

The following tables identify the impact of Topic 606 on the Company's Wireless operations for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
		Topic 606 Impact - WIRELESS
($ in thousands)	Prior to Adoption of Topic 606	Changes in Presentation (1)	Equipment Revenue (2)	Deferred Costs (3)	As Reported 09/30/2018
Service revenue	$114,615	$(23,174)	$—	$4,858	$96,299
Equipment revenue	1,881	—	13,785	—	15,666
Tower and other revenue	4,134	—	—	—	4,134
Total operating revenue	120,630	(23,174)	13,785	4,858	116,099
Cost of services	32,253	—	—	—	32,253
Cost of goods sold	7,774	(6,619)	13,785	—	14,940
Selling, general & administrative	27,746	(16,555)	—	—	11,191
Depreciation and amortization	30,363	—	—	—	30,363
Total operating expenses	98,136	(23,174)	13,785	—	88,747
Operating income (loss)	$22,494	$—	$—	$4,858	$27,352

	Nine Months Ended September 30, 2018
		Topic 606 Impact - WIRELESS
($ in thousands)	Prior to Adoption of Topic 606	Changes in Presentation (1)	Equipment Revenue (2)	Deferred Costs (3)	As Reported 09/30/2018
Service revenue	$335,548	$(64,069)	$—	$12,675	$284,154
Equipment revenue	5,344	—	43,515	—	48,859
Tower and other revenue	10,643	—	—	—	10,643
Total operating revenue	351,535	(64,069)	43,515	12,675	343,656
Cost of services	99,491	—	—	—	99,491
Cost of goods sold	20,058	(17,824)	43,515	—	45,749
Selling, general & administrative	81,938	(46,245)	—	—	35,693
Depreciation and amortization	95,853	—	—	—	95,853
Total operating expenses	297,340	(64,069)	43,515	—	276,786
Operating income (loss)	$54,195	$—	$—	$12,675	$66,870
______________________________________________________
(1) Amounts payable to Sprint for the reimbursement of costs incurred by Sprint in their national sales channel for commissions and device costs for both postpaid and prepaid, and to provide on-going support to their prepaid customers in our territory were historically recorded as expense when incurred. Under Topic 606, these amounts represent consideration payable to our customer, Sprint, and are recorded as a reduction of revenue. In 2017, these amounts were approximately $44.8 million for the postpaid national commissions, previously recorded in selling, general and administrative, $18.7 million for national device costs previously recorded in cost of goods and services, and $16.9 million for the on-going service to Sprint's prepaid customers, previously recorded in selling, general and administrative.

(2) Costs incurred by the Company for the sale of devices under Sprint’s device financing and lease programs were previously recorded net against revenue. Under Topic 606, the revenue and related costs from device sales are recorded gross. These amounts were approximately $63.8 million in 2017.

(3) Amounts payable to Sprint for the reimbursement of costs incurred by Sprint in their national sales channel for commissions and device costs, which historically have been expensed when incurred, are deferred and amortized against revenue over the expected period of benefit of approximately 21 to 53 months. The deferred balance as of September 30, 2018 is approximately $71.9 million and is classified on the balance sheet as current and non-current assets, as applicable.

Index

Under our amended affiliate agreement, Sprint agreed to waive the Management Fees charged on both postpaid and prepaid revenue, up to approximately $4.2 million per month, until the total amount waived reaches approximately $255.6 million, which is expected to occur in 2022. The cash flow savings of the waived management fee waiver has been incorporated into the fair value of the affiliate contract expansion intangible, which is reduced, in part, as credits are received from Sprint.

The following tables indicate selected operating statistics of Wireless, including Sprint subscribers:

	September 30, 2018 (3)	December 31, 2017 (4)	September 30, 2017 (4)
Retail PCS subscribers - postpaid	785,537	736,597	727,954
Retail PCS subscribers - prepaid (1)	255,462	225,822	224,609
PCS market POPS (000) (2)	7,024	5,942	6,047
PCS covered POP (000) (2)	5,921	5,272	5,157
CDMA base stations (sites)	1,788	1,623	1,544
Towers owned	193	192	201
Non-affiliate cell site leases	192	192	192
_______________________________________________________

(1)	As of September 2017, the Company is no longer including Lifeline subscribers to be consistent with Sprint's policy. Historical customer counts have been adjusted accordingly.

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

(3)	Beginning February 1, 2018 includes Richmond Expansion Area.

(4)	Beginning April 6, 2017 includes Parkersburg Expansion Area.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross PCS subscriber additions - postpaid	48,111	43,320	135,817	122,429
Net PCS subscriber additions (losses) - postpaid	4,879	(4,710)	48,940	5,392
Gross PCS subscriber additions - prepaid (1)	38,486	37,653	112,437	112,201
Net PCS subscriber additions (losses) - prepaid (1)	3,408	2,571	29,640	17,937
PCS average monthly retail churn % - postpaid	1.84%	2.19%	1.80%	2.08%
PCS average monthly retail churn % - prepaid (1)	4.62%	5.25%	4.42%	5.06%
_______________________________________________________

(1)	As of September 2017, the Company is no longer including Lifeline subscribers to be consistent with Sprint's policy. Historical customer counts and churn % have been adjusted accordingly.

The subscriber statistics shown above, excluding gross additions, include the following:

	February 1, 2018	April 6, 2017	May 6, 2016
	Richmond Expansion Area	Parkersburg Expansion Area	nTelos Area
PCS subscribers - postpaid	38,343	19,067	404,965
PCS subscribers - prepaid (1)	15,691	4,517	154,944
Acquired PCS market POPS (000)	1,082	511	3,099
Acquired PCS covered POPS (000)	602	244	2,298
Acquired CDMA base stations (sites) (2)	105	—	868
Towers	—	—	20
Non-affiliate cell site leases	—	—	10
_______________________________________________________

(1)	Excludes Lifeline subscribers.

(2)	As of September 30, 2018 we have shut down 107 overlap sites associated with the nTelos Area.

Index

Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017

	Three Months Ended September 30,				Change
($ in thousands)	2018	% of Revenue	2017	% of Revenue	$	%
Wireless operating revenue
Wireless service revenue	$96,299	82.9	$107,395	95.5	$(11,096)	(10.3)
Tower lease revenue	2,902	2.5	2,933	2.6	(31)	(1.1)
Equipment revenue	15,666	13.5	1,742	1.5	13,924	799.3
Other revenue	1,232	1.1	435	0.4	797	183.2
Total wireless operating revenue	116,099	100.0	112,505	100.0	3,594	3.2
Wireless operating expenses
Cost of services	32,253	27.8	33,825	30.1	(1,572)	(4.6)
Cost of goods sold	14,940	12.9	7,216	6.4	7,724	107.0
Selling, general and administrative	11,191	9.6	30,099	26.8	(18,908)	(62.8)
Acquisition, integration and migration expenses	—	—	1,691	1.5	(1,691)	(100.0)
Depreciation and amortization	30,363	26.2	32,929	29.3	(2,566)	(7.8)
Total wireless operating expenses	88,747	76.4	105,760	94.0	(17,013)	(16.1)
Wireless operating income (loss)	$27,352	23.6	$6,745	6.0	$20,607	305.5

Operating Revenue
During the three months ended September 30, 2018, wireless operating revenue increased approximately $3.6 million, or 3.2%, compared with the three months ended September 30, 2017. Excluding the impact of adopting Topic 606, wireless operating revenue increased approximately $8.1 million, or 7.2%. This increase was driven by growth in postpaid and prepaid PCS subscribers, improvements in PCS average monthly churn, an increase in prepaid average revenue per subscriber, and was partially offset by a decline in postpaid average revenue per subscriber primarily related to promotions and discounts.

As a result of the adoption of Topic 606 and in the three months ended September 30, 2018, wireless service revenue was reduced by approximately $23.2 million of expenses payable to our customer, Sprint, for the reimbursement of costs incurred for national sales channel commissions and device costs, and to provide ongoing support to Sprint's prepaid customers in our territory. Commissions, device costs and costs for ongoing support of Sprint's prepaid customers were previously recorded as operating expenses. Additionally, we recorded approximately $13.8 million of equipment revenue and cost of goods sold for the sale of devices under Sprint’s device financing and lease programs. Prior to the adoption of Topic 606, equipment costs were netted and presented within equipment revenue.

Index

The table below provides additional detail for Wireless service revenue.

	Three Months Ended September 30,		Change
($ in thousands)	2018	2017	$	%
Wireless service revenue:
Postpaid billings (1)	$96,813	$94,013	$2,800	3.0
Amortization of deferred contract and other costs (3)	(4,708)	—	(4,708)	—
Management fee	(7,763)	(7,460)	(303)	(4.1)
Net service fee	(8,345)	(7,872)	(473)	(6.0)
Total postpaid service revenue	75,997	78,681	(2,684)	(3.4)
Prepaid billings (2)	28,460	24,155	4,305	17.8
Amortization of deferred contract and other costs (3)	(13,594)	—	(13,594)	100.0
Sprint management fee	(1,795)	(1,502)	(293)	(19.5)
Total prepaid service revenue	13,071	22,653	(9,582)	(42.3)
Travel and other revenue (2)	7,231	6,061	1,170	19.3
Total service revenue	$96,299	$107,395	$(11,096)	(10.3)
_______________________________________________________

(1)
Postpaid net billings are defined under the terms of the affiliate contract with Sprint to be the gross billings to customers within our wireless network coverage area less billing credits and adjustments and allocated write-offs of uncollectible accounts.

(2)
The Company includes Lifeline subscribers revenue within travel and other revenue to be consistent with Sprint. The above table reflects the reclassification of the related Assurance Wireless prepaid revenue from prepaid gross billings to travel and other revenue.

(3)
Due to the adoption of Topic 606, costs reimbursed to Sprint for commission and acquisition cost incurred in their national sales channel are recorded as a reduction of revenue and amortized over the period of benefit. Additionally, costs reimbursed to Sprint for the support of their prepaid customer base are recorded as a reduction of revenue. These costs were previously recorded in cost of goods sold, and selling, general and administrative.

The decline in postpaid service revenue during the three months ended September 30, 2018, was primarily the result of the adoption of Topic 606. Excluding the impact of adopting Topic 606, postpaid service revenue increased approximately $2.0 million, or 2.6%, due to growth of approximately 57.6 thousand postpaid PCS retail subscribers, and improvements in postpaid PCS average monthly retail churn, partially offset by a decline in average revenue per subscriber. The growth in our postpaid PCS retail subscribers includes approximately 38.3 thousand subscribers acquired with the Richmond Expansion Area. Postpaid service revenue was further reduced by approximately $0.5 million due to an increase in net service fee as nTelos subscribers were migrated to Sprint’s billing and back-office systems. The migration of these subscribers resulted in the elimination of costs to run the nTelos back-office systems which were recorded in selling, general and administrative.

The decline in prepaid service revenue during the three months ended September 30, 2018, was primarily the result of the adoption of Topic 606. Excluding the impact of adopting Topic 606, prepaid service revenue increased approximately $4.0 million or 17.7% due to growth of approximately 30.9 thousand prepaid PCS retail subscribers, and improvements in prepaid PCS average monthly retail churn and average revenue per subscriber. The growth in our prepaid PCS retail subscribers includes approximately 15.7 thousand subscribers acquired with the Richmond Expansion Area.

Cost of services
During the three months ended September 30, 2018, cost of services decreased approximately $1.6 million or 4.6%, compared with the three months ended September 30, 2017. The decline in cost of services was primarily attributable to repricing Wireless backhaul circuits to market rates and migrating Wireless voice traffic from traditional circuit-switched facilities to more cost effective VoIP facilities.

Cost of goods sold
During the three months ended September 30, 2018, cost of goods sold increased approximately $7.7 million, or 107.0%, compared with the three months ended September 30, 2017. The increase in cost of goods sold was primarily the result of the reclassification of approximately $13.8 million of expenses for equipment costs, which were previously classified as reductions of revenue, partially offset by approximately $6.6 million of costs incurred for subsidy loss reimbursements that are now presented within revenue, driven by the adoption of Topic 606. Excluding the impact of the adoption of Topic 606, cost of goods sold increased approximately $0.6 million, or 7.7%.

Index

Selling, general and administrative
During the three months ended September 30, 2018, selling, general and administrative costs decreased approximately $18.9 million, or 62.8%, compared with the three months ended September 30, 2017. The decrease in selling, general and administrative costs was primarily attributable to the reclassification of approximately $16.6 million of commissions and subscriber acquisition costs to reductions of revenue as required by the adoption of Topic 606. Excluding the impact of adopting Topic 606, selling, general and administrative costs would have decreased approximately $2.4 million, or 7.8% primarily due to a reduction of back-office expenses required to support former nTelos subscribers that migrated to the Sprint back-office during 2017.

Acquisition, integration and migration expenses
Acquisition and integration costs were not incurred during the three months ended September 30, 2018, as the completion of integration and migration activities related to the acquisition of nTelos was completed during 2017.

Depreciation and amortization
During the three months ended September 30, 2018, depreciation and amortization decreased approximately $2.6 million, or 7.8%, compared with the three months ended September 30, 2017. The decrease in depreciation and amortization was primarily attributable to the retirement of assets acquired in the nTelos acquisition.

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017

	Nine Months Ended September 30,				Change
($ in thousands)	2018	% of Revenue	2017	% of Revenue	$	%
Wireless operating revenue
Wireless service revenue	$284,154	82.7	$323,262	94.5	$(39,108)	(12.1)
Tower lease revenue	8,676	2.5	8,676	2.5	—	—
Equipment revenue	48,859	14.2	7,666	2.2	41,193	537.3
Other revenue	1,967	0.6	2,498	0.8	(531)	(21.3)
Total wireless operating revenue	343,656	100.0	342,102	100.0	1,554	0.5
Wireless operating expenses
Cost of services	99,491	29.0	100,745	29.4	(1,254)	(1.2)
Cost of goods sold	45,749	13.3	17,084	5.0	28,665	167.8
Selling, general and administrative	35,693	10.4	88,201	25.8	(52,508)	(59.5)
Acquisition, integration and migration expenses	—	—	9,607	2.8	(9,607)	(100.0)
Depreciation and amortization	95,853	27.9	104,231	30.5	(8,378)	(8.0)
Total wireless operating expenses	276,786	80.5	319,868	93.5	(43,082)	(13.5)
Wireless operating income (loss)	$66,870	19.5	$22,234	6.5	$44,636	200.8

Operating revenue
During the nine months ended September 30, 2018, wireless operating revenue increased approximately $1.6 million, or 0.5%, compared with the nine months ended September 30, 2017, due primarily to the adoption of Topic 606. Excluding the impacts of Topic 606, wireless operating revenue increased approximately $9.4 million, or 2.8%. This increase was driven by growth in postpaid and prepaid PCS subscribers, improvements in average monthly churn, and was partially offset by a decline in postpaid average revenue per subscriber primarily related to promotional discounts.

As a result of the adoption of Topic 606 in the nine months ended September 30, 2018, wireless service revenue was reduced by approximately $64.1 million of expenses payable to Sprint, our customer, related to the reimbursement to Sprint for costs incurred in their national sales channel for commissions and device costs for both postpaid and prepaid, and to provide ongoing support to their prepaid customers in our territory. Commissions, device costs and costs for ongoing support of Sprint's prepaid customers were previously recorded as operating expenses. Additionally, we recorded $43.5 million of equipment revenue and cost of goods sold for the sale of devices under Sprint’s device financing and lease programs. Prior to the adoption of Topic 606, equipment costs were netted and presented within equipment revenue.

Index

The table below provides additional detail for Wireless service revenue.

	Nine Months Ended September 30,		Change
($ in thousands)	2018	2017	$	%
Wireless service revenue:
Postpaid billings (1)	$286,230	$280,724	$5,506	2.0
Amortization of deferred contract and other costs (3)	(13,788)	—	(13,788)	100.0
Management fee	(22,966)	(22,465)	(501)	(2.2)
Net service fee	(24,603)	(22,852)	(1,751)	(7.7)
Total postpaid service revenue	224,873	235,407	(10,534)	(4.5)
Prepaid billings (2)	82,716	74,609	8,107	10.9
Amortization of deferred contract and other costs (3)	(39,258)	—	(39,258)	100.0
Sprint management fee	(5,198)	(4,622)	(576)	(12.5)
Total prepaid service revenue	38,260	69,987	(31,727)	(45.3)
Travel and other revenue (2)	21,021	17,868	3,153	17.6
Total service revenue	$284,154	$323,262	$(39,108)	(12.1)
_______________________________________________________

(1)
Postpaid net billings are defined under the terms of the affiliate contract with Sprint to be the gross billings to customers within our wireless network coverage area less billing credits and adjustments and allocated write-offs of uncollectible accounts.

(2)
The Company includes Lifeline subscribers revenue within travel and other revenue to be consistent with Sprint. The above table reflects the reclassification of the related Assurance Wireless prepaid revenue from prepaid gross billings to travel and other revenue.

(3)
Due to the adoption of Topic 606, costs reimbursed to Sprint for commission and acquisition cost incurred in their national sales channel are recorded as a reduction of revenue and amortized over the period of benefit. Additionally, costs reimbursed to Sprint for the support of their prepaid customer base are recorded as a reduction of revenue. These costs were previously recorded in cost of goods sold, and selling, general and administrative.

During the nine months ended September 30, 2018, the decline in postpaid service revenue was primarily the result of the adoption of Topic 606. Excluding the impact of adopting Topic 606, postpaid service revenue increased approximately $1.6 million or 0.7%, primarily due to growth of approximately 57.6 thousand postpaid PCS retail subscribers and an improvement in postpaid PCS average monthly retail churn, partially offset by a decline in average revenue per subscriber. The growth in our postpaid PCS retail subscribers includes approximately 38.3 thousand acquired with the Richmond Expansion Area. Postpaid service revenue was further reduced by approximately $1.8 million due to an increase in net service fee as nTelos subscribers were migrated to Sprint’s billing and back-office systems. The migration of these subscribers resulted in the elimination of costs to run the nTelos back-office systems which were recorded in selling, general and administrative.

The decline in prepaid service revenue during the nine months ended September 30, 2018, was primarily the result of the adoption of Topic 606. Excluding the impact of adopting Topic 606, prepaid service revenue increased approximately $7.5 million or 10.8% due to growth of approximately 30.9 thousand prepaid PCS retail subscribers, improvements in prepaid PCS average monthly retail churn and average revenue per subscriber. The growth in our prepaid PCS retail subscribers includes approximately 15.7 thousand subscribers acquired with the Richmond Expansion Area.

Cost of services
During the nine months ended September 30, 2018, cost of services decreased approximately $1.3 million, or 1.2%, compared with the nine months ended September 30, 2017. The decline in cost of services was primarily attributable to repricing Wireless backhaul circuits to market rates and migrating Wireless voice traffic from traditional circuit-switched facilities to more cost effective VoIP facilities.

Cost of goods sold
During the nine months ended September 30, 2018, cost of goods sold increased approximately $28.7 million, or 167.8%, compared with the nine months ended September 30, 2017. The increase in costs of goods sold was primarily the result of the reclassification of approximately $43.5 million of expenses for equipment costs, which were previously classified as reductions of revenue, and was partially offset by $17.8 million of costs incurred for subsidy loss reimbursements that are now presented within revenue, driven by the adoption of Topic 606. Excluding the impact of the adoption of Topic 606, cost of goods sold would have increased approximately $3.0 million, or 17.4%.

Index

Selling, general and administrative
During the nine months ended September 30, 2018, selling, general and administrative costs decreased approximately $52.5 million, or 59.5%, compared with the nine months ended September 30, 2017. The decrease in selling, general and administrative was primarily attributable to the reclassification of approximately $46.2 million of commissions and subscriber acquisition costs to reductions of revenue as required by the adoption of Topic 606. Excluding the impact of Topic 606, selling, general and administrative costs decreased approximately $6.3 million, or 7.1% primarily due to a reduction of back-office expenses required to support former nTelos subscribers that migrated to the Sprint back-office during 2017.

Acquisition, integration and migration expenses
Acquisition and integration costs were not incurred during the nine months ended September 30, 2018, as the completion of integration and migration activities related to the acquisition of nTelos was completed during 2017.

Depreciation and amortization
During the nine months ended September 30, 2018, depreciation and amortization decreased approximately $8.4 million, or 8.0%, compared with the nine months ended September 30, 2017. The decrease in depreciation and amortization was primarily attributable to the retirement of assets acquired in the nTelos acquisition.

Index

Cable

Cable provides video, internet and voice services in franchise areas in portions of Virginia, West Virginia and western Maryland, and leases fiber optic facilities throughout its service area. It does not include video, internet and voice services provided to customers in Shenandoah County, Virginia, which are included in Wireline. The following table indicates selected operating statistics of Cable:

	September 30, 2018	December 31, 2017	September 30, 2017
Homes passed (1)	185,119	184,910	184,881
Customer relationships (2)
Video users	41,807	44,269	45,290
Non-video customers	37,619	33,559	32,663
Total customer relationships	79,426	77,828	77,953
Video
Customers (3)	44,093	46,613	47,379
Penetration (4)	23.8%	25.2%	25.6%
Digital video penetration (5)	77.8%	76.2%	76.0%
Broadband
Available homes (6)	185,119	184,910	184,881
Users (3)	67,089	63,918	63,442
Penetration (4)	36.2%	34.6%	34.3%
Voice
Available homes (6)	185,119	182,379	182,350
Users (3)	23,268	22,555	22,419
Penetration (4)	12.6%	12.4%	12.3%
Total revenue generating units (7)	134,450	133,086	133,240
Fiber route miles	3,436	3,356	3,340
Total fiber miles (8)	134,411	122,011	121,331
Average revenue generating units	133,617	132,759	132,704
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

Index

Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017

	Three Months Ended September 30,				Change
($ in thousands)	2018	% of Revenue	2017	% of Revenue	$	%
Cable operating revenue
Service revenue	$28,578	88.8	$26,934	89.5	$1,644	6.1
Equipment revenue	234	0.7	219	0.7	15	6.8
Other revenue	3,370	10.5	2,936	9.8	434	14.8
Total cable operating revenue	32,182	100.0	30,089	100.0	2,093	7.0
Cable operating expenses
Cost of services	14,837	46.1	14,858	49.4	(21)	(0.1)
Cost of goods sold	78	0.2	55	0.2	23	(41.8)
Selling, general, and administrative	5,331	16.6	5,358	17.8	(27)	(0.5)
Depreciation and amortization	6,102	19.0	6,192	20.6	(90)	(1.5)
Total cable operating expenses	26,348	81.9	26,463	87.9	(115)	(0.4)
Cable operating income (loss)	$5,834	18.1	$3,626	12.1	$2,208	60.9

Service revenue
During the three months ended September 30, 2018, service revenue increased approximately $1.6 million, or 6.1%, compared with the three months ended September 30, 2017. The increase in service revenue was primarily attributable to increases in broadband and voice subscribers, video rate increases, and customers selecting or upgrading to higher-speed data access packages.

Other revenue
During the three months ended September 30, 2018, other revenue increased approximately $0.4 million, or 14.8%, compared with the three months ended September 30, 2017. The increase in other revenue was primarily attributable to installation services that were driven by growth in our customer base.

Operating expenses
During the three months ended September 30, 2018, total operating expenses were consistent with the three months ended September 30, 2017.

The impact of the adoption of Topic 606, which deferred incremental commission and installation costs over the life of the customer, did not have a significant impact on operating expenses.

Index

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017

	Nine Months Ended September 30,				Change
($ in thousands)	2018	% of Revenue	2017	% of Revenue	$	%
Cable operating revenue
Service revenue	$85,797	89.4	$80,229	90.5	$5,568	6.9
Equipment revenue	537	0.6	547	0.6	(10)	(1.8)
Other revenue	9,670	10.0	7,889	8.9	1,781	22.6
Total cable operating revenue	96,004	100.0	88,665	100.0	7,339	8.3
Cable operating expenses
Cost of services	45,118	47.0	44,956	50.7	162	0.4
Cost of goods sold	197	0.2	96	0.1	101	105.2
Selling, general, and administrative	14,940	15.6	15,083	17.0	(143)	(0.9)
Depreciation and amortization	18,305	19.1	18,070	20.4	235	1.3
Total cable operating expenses	78,560	81.8	78,205	88.2	355	0.5
Cable operating income (loss)	$17,444	18.2	$10,460	11.8	$6,984	66.8

Service revenue
During the nine months ended September 30, 2018, service revenue increased approximately $5.6 million, or 6.9%, compared with the nine months ended September 30, 2017. The increase in service revenue was primarily attributable to growth in our broadband and voice subscribers, video rate increases, and our customers selecting or upgrading to higher-speed data access packages.

Other revenue
During the nine months ended September 30, 2018, other revenue increased approximately $1.8 million, or 22.6%, compared with the nine months ended September 30, 2017. The increase in other revenue was primarily attributable to new fiber contracts and installation services that were driven by growth in our customer base.

Operating expenses
During the nine months ended September 30, 2018, total operating expenses increased approximately $0.4 million compared with the nine months ended September 30, 2017.

The increase in total operating expenses was primarily attributable to our investment in infrastructure necessary to support the growth of the cable and fiber networks.

The impact of the adoption of Topic 606, which deferred incremental commission and installation costs over the life of the customer, did not have a significant impact on operating expenses.

Index

Wireline

Wireline provides regulated and unregulated voice services, DSL internet access, and long distance access services throughout Shenandoah County and portions of Rockingham, Frederick, Warren and Augusta counties, Virginia. Wireline also provides video and cable modem internet access services in portions of Shenandoah County, and leases fiber optic facilities throughout the Shenandoah Valley region of Virginia, northern Virginia and portions of West Virginia, Maryland and Pennsylvania.

	September 30, 2018	December 31, 2017	September 30, 2017
Telephone access lines	17,786	17,933	18,006
Long distance subscribers	9,107	9,078	9,107
Video customers (1)	4,796	5,019	5,110
Broadband customers	14,734	14,665	14,605
Fiber route miles	2,112	2,073	2,040
Total fiber miles (2)	158,526	154,165	149,944
_______________________________________________________

(1)	Wireline’s video service passes approximately 16,500 homes.

(2)
Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance.  For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017

	Three Months Ended September 30,				Change
($ in thousands)	2018	% of Revenue	2017	% of Revenue	$	%
Wireline operating revenue
Service revenue	$5,824	29.7	$5,724	28.8	$100	1.7
Carrier access and fiber revenue	13,019	66.3	13,217	66.6	(198)	(1.5)
Equipment revenue	63	0.3	33	0.2	30	90.9
Other revenue	716	3.7	877	4.4	(161)	(18.4)
Total wireline operating revenue	19,622	100.0	19,851	100.0	(229)	(1.2)
Wireline operating expenses
Cost of services	9,266	47.2	9,796	49.3	(530)	(5.4)
Costs of goods sold	19	0.1	11	0.1	8	(72.7)
Selling, general, and administrative	1,780	9.1	1,706	8.6	74	4.3
Depreciation and amortization	3,435	17.5	3,249	16.4	186	5.7
Total wireline operating expenses	14,500	73.9	14,762	74.4	(262)	(1.8)
Wireline operating income (loss)	$5,122	26.1	$5,089	25.6	$33	0.6

Operating revenue
During the three months ended September 30, 2018, total operating revenue decreased approximately $0.2 million, or 1.2%, compared with the three months ended September 30, 2017. The decline in total operating revenue was primarily attributable to repricing Wireless backhaul circuits to market rates and migrating Wireless voice traffic from traditional circuit-switched facilities to more cost effective Voice Over IP ("VoIP") facilities.

Operating expenses
During the three months ended September 30, 2018, total operating expenses decreased approximately $0.3 million, or 1.8%, compared with the three months ended September 30, 2017. The decline in total operating expenses was primarily attributable to a reduction in network costs.

The impact of the adoption of Topic 606, which deferred incremental commission and installation costs over the life of the customer, did not have a significant impact on operating expenses.

Index

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017

	Nine Months Ended September 30,				Change
($ in thousands)	2018	% of Revenue	2017	% of Revenue	$	%
Wireline operating revenue
Service revenue	$17,439	29.8	$17,002	29.0	$437	2.6
Carrier access and fiber revenue	38,341	65.6	38,920	66.4	(579)	(1.5)
Equipment revenue	155	0.3	90	0.2	65	72.2
Other revenue	2,506	4.3	2,569	4.4	(63)	(2.5)
Total wireline operating revenue	58,441	100.0	58,581	100.0	(140)	(0.2)
Wireline operating expenses
Cost of services	28,441	48.7	28,357	48.4	84	0.3
Costs of goods sold	61	0.1	52	0.1	9	17.3
Selling, general, and administrative	5,183	8.9	5,065	8.6	118	2.3
Depreciation and amortization	10,069	17.2	9,536	16.3	533	5.6
Total wireline operating expenses	43,754	74.9	43,010	73.4	744	1.7
Wireline operating income (loss)	$14,687	25.1	$15,571	26.6	$(884)	(5.7)

Operating revenue
During the nine months ended September 30, 2018, total operating revenue decreased approximately $0.1 million or 0.2%, compared with the nine months ended September 30, 2017. The decrease in total operating revenue was primarily attributable to repricing Wireless backhaul circuits to market rates and migrating Wireless voice traffic from traditional circuit-switched facilities to more cost effective VoIP facilities.

Operating expenses
During the nine months ended September 30, 2018, total operating expenses increased approximately $0.7 million, or 1.7%, compared with the nine months ended September 30, 2017. The increase in total operating expenses was primarily attributable to the expansion of the underlying network assets and investments in infrastructure necessary to support the growth in our fiber network.

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

Index

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

The following tables reconcile Adjusted OIBDA and Continuing OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure:

Three Months Ended September 30, 2018
(in thousands)	Wireless	Cable	Wireline	Other	Consolidated
Operating income	$27,352	$5,834	$5,122	$(9,979)	$28,329
Impact of ASC topic 606	(4,868)	(172)	(77)	—	(5,117)
Depreciation and amortization	30,363	6,102	3,435	128	40,028
Share-based compensation expense	—	—	—	1,171	1,171
Benefit received from the waived management fee (1)	9,558	—	—	—	9,558
Amortization of intangibles netted in rent expense	197	—	—	—	197
Actuarial (gains) losses on pension plans	—	—	—	(82)	(82)
Adjusted OIBDA	62,602	11,764	8,480	(8,762)	74,084
Waived management fee	(9,558)	—	—	—	(9,558)
Continuing OIBDA	$53,044	$11,764	$8,480	$(8,762)	$64,526

Index

Three Months Ended September 30, 2017
(in thousands)	Wireless	Cable	Wireline	Other	Consolidated
Operating income	$6,745	$3,626	$5,089	$(5,985)	$9,475
Depreciation and amortization	32,929	6,192	3,249	198	42,568
(Gain) loss on asset sales	193	(19)	—	(10)	164
Share-based compensation expense	277	172	73	118	640
Benefit received from the waived management fee (1)	8,961	—	—	—	8,961
Amortization of intangibles netted in rent expense	1,580	—	—	—	1,580
Temporary back-office costs to support the billing operations through migration (2)	1,209	—	—	—	1,209
Integration and acquisition related expenses, and other	2,292	—	—	15	2,307
Adjusted OIBDA	54,186	9,971	8,411	(5,664)	66,904
Waived management fee	(8,961)	—	—	—	(8,961)
Continuing OIBDA	$45,225	$9,971	$8,411	$(5,664)	$57,943

Nine Months Ended September 30, 2018
(in thousands)	Wireless	Cable	Wireline	Other	Consolidated
Operating income	$66,870	$17,444	$14,687	$(32,749)	$66,252
Impact of ASC topic 606	(11,022)	(57)	(139)	—	(11,218)
Depreciation and amortization	95,853	18,305	10,069	405	124,632
Share-based compensation expense	—	—	—	4,578	4,578
Benefit received from the waived management fee (1)	28,164	—	—	—	28,164
Amortization of intangibles netted in rent expense	372	—	—	—	372
Actuarial (gains) losses on pension plans	—	—	—	(247)	(247)
Adjusted OIBDA	180,237	35,692	24,617	(28,013)	212,533
Waived management fee	(28,164)	—	—	—	(28,164)
Continuing OIBDA	$152,073	$35,692	$24,617	$(28,013)	$184,369

Nine Months Ended September 30, 2017
(in thousands)	Wireless	Cable	Wireline	Other	Consolidated
Operating income	$22,234	$10,460	$15,571	$(19,865)	$28,400
Depreciation and amortization	104,231	18,070	9,536	460	132,297
(Gain) loss on asset sales	208	(115)	27	(40)	80
Share-based compensation expense	1,354	766	319	614	3,053
Benefit received from the waived management fee (1)	27,068	—	—	—	27,068
Amortization of intangibles netted in rent expense	2,173	—	—	—	2,173
Temporary back-office costs to support the billing operations through migration (2)	5,495	—	—	1	5,496
Integration and acquisition related expenses, and other	11,062	—	—	266	11,328
Adjusted OIBDA	173,825	29,181	25,453	(18,564)	209,895
Waived management fee	(27,068)	—	—	—	(27,068)
Continuing OIBDA	$146,757	$29,181	$25,453	$(18,564)	$182,827
(1) Under our amended affiliate agreement, Sprint agreed to waive the Management Fees charged on both postpaid and prepaid revenue, up to $4.2 million per month, until the total amount waived reaches approximately $255.6 million, which is expected to occur in 2022.
(2) Represents back-office expenses required to support former nTelos subscribers that migrated to the Sprint back-office.

Liquidity and Capital Resources

Sources and Uses of Cash. The Company generated approximately $188.8 million of net cash from operations in the first nine months of 2018, representing an increase from approximately $158.7 million in the first nine months of 2017.

Indebtedness.  As of September 30, 2018, the Company’s gross indebtedness totaled $790.1 million, with an estimated annualized effective interest rate of 4.11% after considering the impact of the interest rate swap contracts and unamortized loan costs, and is inclusive of the Credit Facility Modification that (a) was effective February 16, 2018 and (b) reduced the base rate of each term loan and the revolving facility by 50 basis points.  The balance consisted of the $400.1 million Term Loan A-1 at a variable rate

Index

(4.33% as of September 30, 2018) that resets monthly based on one month LIBOR plus a margin of 2.25%, and the $390.0 million Term Loan A-2 at a variable rate (4.58% as of September 30, 2018) that resets monthly based on one month LIBOR plus a margin of 2.50%.  The Term Loan A-1 requires quarterly principal repayments of approximately $12.1 million through June 2020, with further increases at that time through maturity in 2021.  The Term Loan A-2 requires quarterly principal repayments of approximately $10.0 million beginning September 30, 2018 through March 31, 2023, with the remaining balance due June 30, 2023.

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

As of September 30, 2018, the Company was in compliance with the financial covenants in its credit agreements and ratios were as follows:

	Actual	Covenant Requirement
Total leverage ratio	2.61	3.75 or Lower
Debt service coverage ratio	3.25	2.00 or Higher
Minimum liquidity balance (in millions)	$149.1	$25.0 or Higher

Capital Commitments. Capital expenditures are expected to be between $145 million and $155 million for the full year 2018 depending on the timing of deliveries of equipment. Delays in equipment deliveries could shift spending into 2019.

The Company spent $92.3 million on capital projects in the first nine months of 2018, compared to $109.4 million in the comparable 2017 period.  Spending related to Wireless projects accounted for $51.0 million in the first nine months of 2018, primarily for upgrades to the recently acquired expansion areas and continued expansion of coverage in the former nTelos territory. Spending related to Cable projects accounted for $13.2 million in the first nine months of 2018, primarily for network and cable market expansion. Spending related to Wireline projects accounted for $21.6 million in the first nine months of 2018, primarily for fiber builds and increased capacity projects.  The remaining $6.5 million of capital expenditures is largely related to information technology projects and fleet vehicles.

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

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes.  The Company’s interest rate risk generally involves two components.  The first component is outstanding debt with variable rates.  As of September 30, 2018, the Company had $790.1 million of gross variable rate debt outstanding, with unamortized loan fees and costs of $11.3 million, bearing interest at a weighted average rate of 4.11% as determined on a quarterly basis. An increase in market interest rates of 1.00% would add approximately $7.6 million to annual interest expense, excluding the effect of the interest rate swap.  In May 2016, the Company entered into a pay-fixed, receive-variable interest rate swap with three counterparties totaling $256.6 million of notional principal (subject to change based upon expected draws under the delayed draw term loan and principal payments due under our debt agreements).  These swaps, combined with the swap purchased in 2012, cover notional principal equal to approximately 50% of the outstanding variable rate debt through maturity in 2023. The Company is required to pay a combined fixed rate of approximately 1.16% and receive a variable rate based on one month LIBOR (2.08% for September 2018), to manage a portion of its interest rate risk. Changes in the net interest paid or received under the swaps would offset approximately 50% of the change in interest expense on the variable rate debt outstanding. The swap agreements currently reduce annual interest expense by approximately $5.4 million, based on the spread between the fixed rate and the variable rate currently in effect on our debt.

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

Management views market risk as having a potentially significant impact on the Company's results of operations, as future results could be adversely affected if interest rates were to increase significantly for an extended period, or if the Company’s need for additional external financing resulted in increases to the interest rates applied to all of its new and existing debt.  As of September 30, 2018, the Company has $395.1 million of variable rate debt with no interest rate protection.  The Company’s investments in publicly traded stock and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Supplemental Executive Retirement Plan.  General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

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
As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, we identified material weaknesses in internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As remediation has not yet been completed, our President and Chief Executive Officer and our Senior Vice President - Finance and Chief Financial Officer have concluded that our disclosure controls and procedures continued to be ineffective as of September 30, 2018.
Notwithstanding the material weaknesses, management has concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act)  as of September 30, 2018, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of September 30, 2018, the Company has not identified any needed updates to the risk factors included in our most recent Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

None.

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
Date: November 6, 2018