Form 10-Q
period 2019-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2019-05-09
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(540) 984-4141
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock (No Par Value)	SHEN	NASDAQ Global Select Market	49,845,597
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)	(The number of shares of the registrant’s common stock outstanding on April 30, 2019)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐    No  ☑

SHENANDOAH TELECOMMUNICATIONS COMPANY

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$69,859	$85,086
Accounts receivable, net of allowance for doubtful accounts of $464 and $534, respectively	58,153	54,407
Income taxes receivable	—	5,282
Inventory, net of allowances of $81 and $113, respectively	7,240	5,265
Prepaid expenses and other	52,533	60,162
Total current assets	187,785	210,202
Investments	11,274	10,788
Property, plant and equipment, net	701,980	701,359
Intangible assets, net	339,714	366,029
Goodwill	149,070	146,497
Operating lease right-of-use assets	361,564	—
Deferred charges and other assets	48,325	49,891
Total assets	$1,799,712	$1,484,766
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized loan fees	$24,293	$20,618
Accounts payable	25,410	35,987
Advanced billings and customer deposits	8,095	7,919
Accrued compensation	4,488	9,452
Income taxes payable	2,306	—
Current operating lease liabilities	39,400	—
Accrued liabilities and other	15,129	14,563
Total current liabilities	119,121	88,539
Long-term debt, less current maturities, net of unamortized loan fees	726,970	749,624
Other long-term liabilities:
Deferred income taxes	123,169	127,453
Deferred lease	—	22,436
Asset retirement obligations	29,846	28,584
Retirement plan obligations	10,323	11,519
Noncurrent operating lease liabilities	322,635	—
Other liabilities	15,034	14,364
Total other long-term liabilities	501,007	204,356
Shareholders’ equity:
Common stock, no par value, authorized 96,000; 49,844 and 49,630 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid in capital	46,641	47,456
Retained earnings	400,421	386,511
Accumulated other comprehensive income (loss), net of taxes	5,552	8,280
Total shareholders’ equity	452,614	442,247
Total liabilities and shareholders’ equity	$1,799,712	$1,484,766

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
	Three Months Ended March 31,
Operating revenue:	2019	2018
Service revenue and other	$143,231	$136,559
Equipment revenue	15,612	17,579
Total operating revenue	158,843	154,138
Operating expenses:
Cost of services	49,518	49,342
Cost of goods sold	14,637	15,805
Selling, general and administrative	28,722	28,750
Depreciation and amortization	41,179	43,487
Total operating expenses	134,056	137,384
Operating income (loss)	24,787	16,754
Other income (expense):
Interest expense	(7,954)	(9,332)
Gain (loss) on investments, net	250	(32)
Non-operating income (loss), net	1,037	1,021
Income (loss) before income taxes	18,120	8,411
Income tax expense (benefit)	4,210	1,828
Net income (loss)	13,910	6,583
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate hedge, net of tax	(2,728)	3,062
Comprehensive income (loss)	$11,182	$9,645

Net income (loss) per share, basic and diluted:
Basic net income (loss) per share	$0.28	$0.13
Diluted net income (loss) per share	$0.28	$0.13
Weighted average shares outstanding, basic	49,775	49,474
Weighted average shares outstanding, diluted	50,115	50,024

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)
	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2017	49,328	$44,787	$297,205	$8,230	$350,222
Change in Accounting Principle - Adoption of ASU 2014-09	—	—	56,097	—	56,097
Net income (loss)	—	—	6,583	—	6,583
Other comprehensive gain (loss), net of tax	—	—	—	3,062	3,062
Stock based compensation	177	2,037	—	—	2,037
Stock options exercised	15	104	—	—	104
Common stock issued	—	5	—	—	5
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(57)	(1,858)	—	—	(1,858)
Common stock issued to acquire non-controlling interest in nTelos	76	—	—	—	—
Balance, March 31, 2018	49,539	$45,075	$359,885	$11,292	$416,252

Balance, December 31, 2018	49,630	$47,456	$386,511	$8,280	$442,247
Change in Accounting Principle - Adoption of ASU 2016-02, Leases					—
Net income (loss)	—	—	13,910	—	13,910
Other comprehensive gain (loss), net of tax	—	—	—	(2,728)	(2,728)
Stock based compensation	167	1,802	—	—	1,802
Stock options exercised	28	175	—	—	175
Common stock issued	—	8	—	—	8
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(57)	(2,800)	—	—	(2,800)
Common stock issued to acquire non-controlling interest in nTelos	76	—	—	—	—
Balance, March 31, 2019	49,844	$46,641	$400,421	$5,552	$452,614

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$13,910	$6,583
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	35,520	36,634
Amortization	5,659	6,853
Bad debt expense	367	369
Stock based compensation expense, net of amount capitalized	1,714	2,037
Waived management fee	9,628	9,048
Deferred income taxes	(3,378)	(3,684)
(Gain) loss on investments	(250)	33
Net (gain) loss from patronage and equity investments	(890)	(830)
Amortization of long-term debt issuance costs	963	1,129
Net benefit from retirement plans	(38)	—
Accrued interest and other	192	373
Changes in assets and liabilities:
Accounts receivable	(3,127)	3,271
Inventory, net	(1,975)	(2,457)
Current income taxes	7,588	8,950
Operating lease right-of-use assets	7,779	—
Other assets	(1,460)	(6,482)
Accounts payable	4,641	216
Lease liabilities	(9,662)	—
Deferred lease	—	736
Other deferrals and accruals	(5,518)	(1,919)
Net cash provided by (used in) operating activities	61,663	60,860

Cash flows from investing activities:
Capital expenditures	(44,420)	(24,382)
Cash disbursed for acquisitions	(10,000)	(52,000)
Proceeds from sale of assets	53	263
Cash distributions (contributions) from investments and other	(8)	1
Net cash provided by (used in) investing activities	(54,375)	(76,118)

Cash flows from financing activities:
Principal payments on long-term debt	(19,889)	(12,125)
Proceeds from revolving credit facility borrowings	—	15,000
Principal payments on revolving credit facility	—	(15,000)
Proceeds from exercises of stock options	72	—
Taxes paid for equity award issuances	(2,698)	(1,754)
Net cash provided by (used in) financing activities	(22,515)	(13,879)
Net increase (decrease) in cash and cash equivalents	(15,227)	(29,137)
Cash and cash equivalents, beginning of period	85,086	78,585
Cash and cash equivalents, end of period	$69,859	$49,448

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The interim condensed consolidated financial statements of Shenandoah Telecommunications Company and Subsidiaries (collectively, the “Company”) are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the interim results have been reflected therein in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The information contained herein should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Adoption of New Accounting Principles

There have been no developments related to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company's unaudited condensed consolidated financial statements and note disclosures, from those disclosed in the Company's 2018 Annual Report on Form 10-K, that would be expected to impact the Company except for the following:

The Company adopted ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), as of January 1, 2019. The Company elected not to reclassify stranded income tax effects from accumulated other comprehensive income (OCI) to retained earnings and has implemented this election as its accounting policy as of January 1, 2019. The Company utilizes the portfolio approach as its policy to release the income tax effects from accumulated OCI as the entire portfolio is liquidated, sold or extinguished.

The Company adopted ASU No. 2016-02, Leases (“Topic 842” or “the new lease standard”) on January 1, 2019. Topic 842 replaces previous leasing guidance with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. Topic 842 requires lessees to recognize most leases on their balance sheet as liabilities, with corresponding right-of-use, or ROU, assets. The Company adopted the new lease standard utilizing the modified retrospective approach. As a result, comparable period information has not been retrospectively updated. The modified retrospective approach includes a package of optional practical expedients that we elected to apply. As a result, the Company did not reassess prior conclusions regarding lease identification, lease classification and initial direct costs under the new standard. In those circumstances where the Company is the lessee, we have elected to account for non-lease components associated with our leases (e.g., maintenance costs) and lease components as a single lease component for substantially all of our asset classes under Topic 842.

Note 2. Leases

The Company leases various cell sites, warehouses, retail stores, and office facilities for use in our business. These agreements include fixed rental payments as well as variable rental payments, such as those based on relevant inflation indices. The accounting lease term includes optional renewal periods that we are reasonably certain to exercise based on our assessment of relevant contractual and economic factors. The related lease payments are discounted at lease commencement using the Company's incremental borrowing rate in order to measure the lease liability and ROU asset.
The incremental borrowing rate is determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the observable unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate. Under the new lease standard, leases are remeasured upon the occurrence of certain events or modifications.
Adoption of the new lease standard did not materially impact the Company's consolidated net earnings, cash flows, liquidity or loan covenants.

Index

The cumulative effect of the changes made to the consolidated January 1, 2019 balance sheet for the adoption of the new lease standard were as follows:

(in thousands)	December 31, 2018 As Previously Reported	Effect of the Adoption of ASC Topic 842 (Leases)	January 1, 2019 As Adjusted
Assets
Prepaid expenses and other	$60,162	$(11,580)	$48,582
Property, plant and equipment, net	701,359	1,789	703,148
Operating lease right-of-use assets	—	369,344	369,344
Intangible assets, net	366,029	(13,828)	352,201
Liabilities
Current operating lease liabilities	—	38,773	38,773
Accrued liabilities and other	14,563	(412)	14,151
Deferred Lease	22,436	(22,436)	—
Noncurrent operating lease liabilities	—	328,156	328,156
Other liabilities	14,364	1,644	16,008

In addition to recognizing the operating lease liabilities and right-of-use assets, Topic 842 also reclassified prepaid and deferred rent balances, off-market leases, and lease incentives into the right-of-use assets.
The following table shows the components of lease income and costs:

(in thousands)	Three Months Ended March 31, 2019
Sublease income from operating leases	$2,028

Operating lease expense	$16,908

Amortization of lease assets	118
Interest on lease liabilities	22
Subtotal finance lease cost	140

Net lease expense	$16,768
All operating lease expenses, including short-term and variable lease expenses, are split between cost of service and selling, general and administrative expense in the condensed consolidated statements of operations based on the use of the facility that the rent is being paid on. Variable lease expenses represent payments that are dependent on a rate or index, or on usage of the asset. Substantially all of the Company's sublease income from operating leases relates to fixed lease payments. Operating lease expense includes variable lease payments and short-term lease expense, both of which are immaterial.

The following table summarizes other information related to operating and finance leases:

(in thousands)	Three Months Ended March 31, 2019

Operating cash flows from leases	$14,671
Leased assets obtained in exchange for new operating lease liabilities	4,588

Index

The following table summarizes the lease terms and discount rates:

March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	8
Finance leases	16
Weighted-average discount rate
Operating leases	4.8%
Finance leases	5.2%

The following table summarizes the expected maturity of lease liabilities at March 31, 2019:

(in thousands)	Operating Leases	Finance Leases	Total
2019	$41,246	$107	$41,353
2020	58,655	174	58,829
2021	57,202	174	57,376
2022	54,055	175	54,230
2023	50,279	174	50,453
2024 and thereafter	180,606	1,583	182,189
Total lease payments	442,043	2,387	444,430
Less: Interest	80,008	1,075	81,083
Present value of lease liabilities	$362,035	$1,312	$363,347

The Company's finance lease liabilities are presented in the accrued liabilities and other and the other liabilities lines of the condensed consolidated balance sheet. The related finance lease assets are included in the property, plant and equipment line.

Our commitments under leases existing as of December 31, 2018 were approximately $55.1 million for the year ending December 31, 2019, $104.4 million in total for the years ending December 31, 2020 and 2021, $97.6 million in total for the years ending December 31, 2022 and 2023 and $168.5 million in total for years thereafter.

The Company is also the lessor on agreements to lease assets such as collocation space on cell towers and dedicated fiber-optic strands to third parties. These agreements were accounted for as operating leases both before and after adoption of the new lease standard. The new lease standard did not have a significant impact on the recognition of revenue associated with these agreements. The following table summarizes the total minimum rental receipts under lease agreements at March 31, 2019:

(in thousands)	Operating Leases
2019	$5,241
2020	6,109
2021	4,042
2022	2,914
2023	1,345
2024 and thereafter	4,400
Total sublease income	$24,051

Note 3. Revenue from Contracts with Customers

The Company earns revenue primarily through the sale of our wireless telecommunications services, wireless equipment, and business, residential, and enterprise cable and wireline services that include video, internet, voice, and data services. Revenue

Index

earned was as follows:

	Three Months Ended March 31, 2019
(in thousands)	Wireless	Cable	Wireline	Consolidated
Wireless service	$97,075	$—	$—	$97,075
Equipment	15,291	270	51	15,612
Business, residential and enterprise	—	30,518	10,562	41,080
Tower and other	3,288	2,921	8,296	14,505
Total revenue	115,654	33,709	18,909	168,272
Internal revenue	(1,270)	(1,469)	(6,690)	(9,429)
Total operating revenue	$114,384	$32,240	$12,219	$158,843

	Three Months Ended March 31, 2018
(in thousands)	Wireless	Cable	Wireline	Consolidated
Wireless service	$92,165	$—	$—	$92,165
Equipment	17,374	159	46	17,579
Business, residential and enterprise	—	29,131	10,691	39,822
Tower and other	3,265	2,421	8,970	14,656
Total revenue	112,804	31,711	19,707	164,222
Internal revenue	(1,239)	(1,031)	(7,814)	(10,084)
Total operating revenue	$111,565	$30,680	$11,893	$154,138

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

The Company considers Sprint, rather than Sprint's subscribers, to be the customer and the Company's performance obligation is to provide Sprint a series of continuous network access services. The reimbursement to Sprint for the costs of handsets sold through Sprint’s national channels, as well as commissions paid by Sprint to third-party resellers in our service territory represent consideration payable to a customer. These reimbursements are initially recorded as a contract asset and are subsequently recognized as a reduction of revenue over the expected benefit period between 21 and 53 months.

On January 1, 2018, the Company recorded a wireless contract asset of approximately $51.1 million. As of December 31, 2018, the wireless contract asset balance was $65.7 million. During the three months ended March 31, 2019, payments that increased the wireless contract asset balance totaled $18.2 million and amortization reflected as a reduction of revenue totaled approximately $13.5 million. The wireless contract asset balance as of March 31, 2019 was approximately $70.4 million.

Wireless equipment
The Company owns and operates Sprint-branded retail stores within its geographic territory from which the Company sells equipment, primarily wireless handsets, and service to Sprint subscribers. The Company's equipment is predominantly sold to subscribers through Sprint's equipment financing plans. Under the equipment financing plans, Sprint purchases the equipment from the Company and resells the equipment to their subscribers. The Company is the principal in these equipment financing transactions, as it controls and bears the risk of ownership of the inventory prior to sale, and accordingly, revenue and handset costs are recorded on a gross basis, and the corresponding cost of the equipment is recorded separately to cost of goods sold.

Index

Business, residential and enterprise
The Company earns revenue in the Cable and Wireline segments from business, residential, and enterprise customers where the performance obligations are to provide cable and telephone network services, sell and lease equipment and wiring services, and lease fiber-optic cable capacity. The Company's arrangements are generally composed of contracts that are cancellable at the customer’s discretion without penalty at any time. As there are multiple performance obligations in these arrangements, the Company recognizes revenue based on the standalone selling price of each distinct good or service. The Company generally recognizes this revenue over time as customers simultaneously receive and consume the benefits of the service, with the exception of equipment sales and home wiring which are recognized as revenue at a point in time when control transfers and when installation is complete, respectively.

Installation fees are allocated to services and are recognized ratably over the longer of the contract term or the period the unrecognized portion of the fee remains material to the contract, typically 10 and 11 months for Cable and Wireline customers, respectively. Additionally, the Company incurs commission and installation costs related to in-house employees and third-party vendors which are capitalized and amortized over the expected benefit period which is approximately 44 months and 72 months for Cable and Wireline, respectively.

Tower / Other
Tower revenue consists primarily of tower space leases accounted for under Topic 842, Leases, and Other revenue includes network access-related charges for service provided to customers across the segments.

Future performance obligations
On March 31, 2019, the Company had approximately $3.5 million allocated to unsatisfied performance obligations, which is exclusive of contracts with original expected duration of one year or less. The Company expects to recognize approximately $0.6 million of this amount as revenue during the remainder of 2019, $0.7 million in 2020, an additional $0.7 million by 2021 and the balance thereafter.

Contract acquisition costs and costs to fulfill contracts
Capitalized contract costs represent contract fulfillment costs and contract acquisition costs which include commissions and installation costs in our Cable and Wireline segments. Capitalized contract costs are amortized on a straight-line basis over the contract term plus expected renewals. The Company elected to apply the practical expedient to expense contract acquisition costs when incurred, if the amortization period would be twelve months or less. The amortization of these costs is included in cost of services, and selling, general and administrative expenses. Amortized and capitalized costs for Cable and Wireline contracts are as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Prepaid expenses and other	$4,721	$4,580
Deferred charges and other assets	5,689	5,155
Total capitalized contract costs	$10,410	$9,735

Amortization of contract costs	$1,380	$1,338

Note 4. Acquisitions

Big Sandy

On February 28, 2019, the Company completed its preliminary valuation for the acquisition of the assets of Big Sandy Broadband, Inc. ("Big Sandy") for $10 million and recorded $4.6 million of property, plant and equipment; $2.8 million of subscriber relationships; and $2.6 million of goodwill which is reported in the Cable segment and was accounted for as a business combination under ASC 805, Business Combinations. The estimated useful lives of the acquired property, plant and equipment were approximately 2.5 years to 11 years and the estimated useful lives for subscriber relationships were 11 years at the time of the acquisition. Big Sandy was a provider of cable television, telephone and high speed internet services. The Company's investment will allow the Cable segment to expand its footprint into the adjacent markets of eastern Kentucky.  Our preliminary allocation of the acquisition price is based on our preliminary estimate of fair value for each of the acquired assets and liabilities. These

Index

estimates may be revised during the one year measurement period provided by the authoritative guidance applicable to business combinations.

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

As an exclusive PCS Affiliate of Sprint, the Company has the exclusive right to build, own and maintain its portion of Sprint’s nationwide PCS network, in the aforementioned areas, to Sprint’s specifications. The initial term of the Agreement extends through November 2029, with two successive 10-year renewal periods, unless terminated by either party under provisions outlined in the Agreement. Upon non-renewal by either party, the Company may cause Sprint to buy or Sprint may cause the Company to sell the business at 90% of Entire Business Value ("EBV") as defined in the Agreement. EBV is defined as i) the fair market value of a going concern paid by a willing buyer to a willing seller; ii) valued as if the business will continue to utilize existing brands and operate under existing agreements; and, iii) valued as if the Shentel owns the spectrum. Determination of EBV is made by an independent appraisal process.

Note 6. Earnings (Loss) Per Share ("EPS")

Basic EPS was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS was computed under the treasury stock method by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Potentially dilutive securities include stock options and restricted stock units and shares that the Company is contractually obligated to issue in the future.

The following table indicates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Calculation of net income (loss) per share:
Net income (loss)	$13,910	$6,583
Basic weighted average shares outstanding	49,775	49,474
Basic net income (loss) per share	$0.28	$0.13

Effect of stock options outstanding:
Basic weighted average shares outstanding	49,775	49,474
Effect from dilutive shares and options outstanding	340	550
Diluted weighted average shares outstanding	50,115	50,024
Diluted net income (loss) per share	$0.28	$0.13

The computation of diluted EPS does not include certain unvested awards, on a weighted average basis, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect were as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Awards excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive	123	141

Index

Note 7. Investments

Investments consist of the following:

(in thousands)	March 31, 2019	December 31, 2018
Domestic equity funds	$1,628	$1,409
International equity funds	409	370
Total investments carried at fair value	2,037	1,779

CoBank	7,925	7,705
Equity in other telecommunications partners	779	782
Total investments carried at cost	8,704	8,487

Other	533	522
Total equity method investments	533	522

Total investments	$11,274	$10,788

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

Note 8. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in thousands)	Estimated Useful Lives	March 31, 2019	December 31, 2018
Land		$6,937	$6,723
Buildings and structures	10 - 40 years	222,052	213,657
Cable and wire	4 - 40 years	322,403	309,928
Equipment and software	2 - 17 years	803,661	791,401
Plant in service		1,355,053	1,321,709
Plant under construction		74,675	81,409
Total property, plant and equipment		1,429,728	1,403,118
Less accumulated amortization and depreciation		727,748	701,759
Property, plant and equipment, net		$701,980	$701,359

Note 9. Goodwill and Other Intangible Assets

Goodwill by segment consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Wireless	$146,383	$146,383
Cable	2,677	104
Wireline	10	10
Total Goodwill	$149,070	$146,497

Index

Intangible assets consisted of the following:

	March 31, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Non-amortizing intangibles:
Cable franchise rights	$64,334	$—	$64,334	$64,334	$—	$64,334
Railroad crossing rights	141	—	141	141	—	141
Total non-amortizing intangibles	64,475	—	64,475	64,475	—	64,475

Finite-lived intangibles:
Affiliate contract expansion - Wireless	455,305	(183,076)	272,229	455,305	(167,830)	287,475
Favorable leases - Wireless	—	—	—	15,743	(1,919)	13,824
Acquired subscribers - Cable	28,065	(25,285)	2,780	25,265	(25,250)	15
Other intangibles	463	(233)	230	463	(223)	240
Total finite-lived intangibles	483,833	(208,594)	275,239	496,776	(195,222)	301,554
Total intangible assets	$548,308	$(208,594)	$339,714	$561,251	$(195,222)	$366,029

Affiliate contract expansion is amortized over the expected benefit period and is further reduced by the amount of waived management fees received from Sprint which was $9.6 million for the three months ended March 31, 2019. Since May 6, 2016, the date of the non-monetary exchange, waived management fees received from Sprint totaled $108.0 million.

Note 10. Derivatives and Hedging

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the condensed consolidated balance sheet. The fair value of these instruments was estimated using an income approach and observable market inputs:

(in thousands)	March 31, 2019	December 31, 2018
Balance sheet location of derivative financial instruments:
Prepaid expenses and other	$4,054	$4,930
Deferred charges and other assets, net	5,565	8,323
Total derivatives designated as hedging instruments	$9,619	$13,253

The table below summarizes changes in accumulated other comprehensive income (loss) by component:

	Three Months Ended March 31, 2019
(in thousands)	Gains (Losses) on Cash Flow Hedges	Income Tax (Expense) Benefit	Accumulated Other Comprehensive Income (Loss), net of taxes
Balance as of December 31, 2018	$13,253	$(4,973)	$8,280
Net change in unrealized gain (loss)	(2,386)	595	(1,791)
Amounts reclassified from accumulated other comprehensive income to interest expense	(1,248)	311	(937)
Net current period other comprehensive income (loss)	(3,634)	906	(2,728)
Balance as of March 31, 2019	$9,619	$(4,067)	$5,552

The outstanding notional amounts of the cash flow hedge were $372.9 million and $384.0 million as of March 31, 2019 and December 31, 2018, respectively.

Index

Note 11. Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	March 31, 2019	December 31, 2018
Prepaid rent	$—	$11,245
Prepaid maintenance expenses	3,915	3,981
Interest rate swaps	4,054	4,930
Contract asset	41,195	37,957
Other	3,369	2,049
Prepaid expenses and other	$52,533	$60,162

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	March 31, 2019	December 31, 2018
Interest rate swaps	$5,565	$8,323
Contract asset	39,632	37,848
Other	3,128	3,720
Deferred charges and other assets	$48,325	$49,891

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	March 31, 2019	December 31, 2018
Sales and property taxes payable	$4,937	$4,281
Asset retirement obligations	524	582
Accrued programming costs	3,083	2,886
Financing leases	86	—
Other current liabilities	6,499	6,814
Accrued liabilities and other	$15,129	$14,563

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	March 31, 2019	December 31, 2018
Noncurrent portion of deferred lease revenue	$12,541	$12,593
Noncurrent portion of financing leases	1,226	—
Other	1,267	1,771
Other liabilities	$15,034	$14,364

Topic 842 requires the Company to include fixed payments for maintenance activities in its measurement of lease liabilities since the Company elected not to separate lease and non-lease components. Liabilities for the Company's financing leases were established with the adoption of Topic 842, as of January 1, 2019, to reflect the present value of fixed payments for maintenance activities. Refer to Note 2, Leases, for additional information.

Index

Note 12. Long-Term Debt

Total debt consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Term loan A-1	$278,561	$287,699
Term loan A-2	486,787	497,537
	765,348	785,236
Less: unamortized loan fees	14,085	14,994
Total debt, net of unamortized loan fees	$751,263	$770,242

Current maturities of long-term debt, net of current unamortized loan fees	$24,293	$20,618
Long-term debt, less current maturities, net of unamortized loan fees	$726,970	$749,624

As of March 31, 2019, the Company's indebtedness totaled approximately $751.3 million, net of unamortized loan fees of $14.1 million, with an annualized overall weighted average interest rate of approximately 3.78%. As of March 31, 2019, the Term Loan A-1 bears interest at one-month London Interbank Offered Rate ("LIBOR") plus a margin of 1.75%, while the Term Loan A-2 bears interest at one-month LIBOR plus a margin of 2.00%. LIBOR resets monthly.

The amended Term Loan A-1 requires quarterly principal repayments of $3.6 million, which began on December 31, 2018 and continue through September 30, 2019, increasing to $7.3 million quarterly from December 31, 2019 through September 30, 2022; then increasing to $10.9 million quarterly from December 31, 2022 through September 30, 2023, with the remaining balance due November 8, 2023. The amended Term Loan A-2 requires quarterly principal repayments of $1.2 million which began on December 31, 2018 and continue through September 30, 2025, with the remaining balance due November 8, 2025. In addition to its required quarterly repayments, the Company paid an additional $15.0 million in the first quarter of 2019 with no prepayment penalties.

The Company paid cash for interest, net of amounts capitalized, of $7.2 million and $8.5 million during the three months ended March 31, 2019 and 2018, respectively.

As shown below, as of March 31, 2019, the Company was in compliance with the covenants in its credit agreement.

	Actual	Covenant Requirement
Total leverage ratio	2.42	3.50 or Lower
Debt service coverage ratio	3.42	2.00 or Higher
Minimum liquidity balance (in millions)	$144.6	$25.0 or Higher

Note 13. Income Taxes

The Company files U.S. federal income tax returns and various state and local income tax returns. The Company is not subject to any state or federal income tax audits as of March 31, 2019. The Company's returns are generally open to examination from 2015 forward and the net operating losses acquired in the acquisition of nTelos are open to examination from 2002 forward.

The effective tax rate has fluctuated in recent periods due to share based compensation tax benefits that are recognized as incurred. The Company received cash income tax refunds of $3.4 million in the three months ended March 31, 2018.

Index

Note 14. Segment Reporting

Three Months Ended March 31, 2019

(in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated
External revenue
Service revenue	$97,075	$29,705	$5,485	$—	$—	$132,265
Equipment revenue	15,291	270	51	—	—	15,612
Other	2,018	2,265	6,683	—	—	10,966
Total external revenue	114,384	32,240	12,219	—	—	158,843
Internal revenue	1,270	1,469	6,690	—	(9,429)	—
Total operating revenue	115,654	33,709	18,909	—	(9,429)	158,843
Operating expenses
Cost of services	33,478	15,647	9,151	—	(8,758)	49,518
Cost of goods sold	14,427	175	36	—	(1)	14,637
Selling, general and administrative	11,362	5,726	1,843	10,461	(670)	28,722
Depreciation and amortization	31,050	6,458	3,533	138	—	41,179
Total operating expenses	90,317	28,006	14,563	10,599	(9,429)	134,056
Operating income (loss)	$25,337	$5,703	$4,346	$(10,599)	$—	$24,787

Three Months Ended March 31, 2018

(in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated
External revenue
Service revenue	$92,165	$28,471	$5,308	$—	$—	$125,944
Equipment revenue	17,374	159	46	—	—	17,579
Other	2,026	2,050	6,539	—	—	10,615
Total external revenue	111,565	30,680	11,893	—	—	154,138
Internal revenue	1,239	1,031	7,814	—	(10,084)	—
Total operating revenue	112,804	31,711	19,707	—	(10,084)	154,138
Operating expenses
Cost of services	33,750	15,156	9,802	—	(9,366)	49,342
Cost of goods sold	15,727	56	22	—	—	15,805
Selling, general and administrative	12,135	4,948	1,717	10,668	(718)	28,750
Depreciation and amortization	33,925	6,024	3,394	144	—	43,487
Total operating expenses	95,537	26,184	14,935	10,812	(10,084)	137,384
Operating income (loss)	$17,267	$5,527	$4,772	$(10,812)	$—	$16,754

Index

A reconciliation of the total of the reportable segments’ operating income (loss) to consolidated income (loss) before taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Total consolidated operating income (loss)	$24,787	$16,754
Interest expense	(7,954)	(9,332)
Gain (loss) on investments, net	250	(32)
Non-operating income (loss), net	1,037	1,021
Income (loss) before income taxes	$18,120	$8,411

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements. All statements regarding Shenandoah Telecommunications Company’s expected future financial position and operating results, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements. We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct. The Company’s actual results could be materially different from its expectations because of various factors, including those discussed below and under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018. The following management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018, including the consolidated financial statements and related notes included therein.

Overview

Shenandoah Telecommunications Company and its subsidiaries, (the "Company", "we", "our", or "us"), provide wireless personal communication service ("PCS") under the Sprint brand, and telephone service, cable television, unregulated communications equipment sales and services, and internet access under the Shentel brand. In addition, the Company operates an interstate fiber optic network and leases its owned cell site towers to both affiliates and non-affiliated third-party wireless service providers. The Company's reportable segments include: Wireless, Cable, Wireline, and Other. See Note 14, Segment Reporting, included with the notes to our consolidated financial statements for further information regarding our segments.

2019 Developments

Big Sandy Broadband, Inc. Acquisition: On February 28, 2019, the Company acquired the assets of Big Sandy Broadband, Inc., ("Big Sandy”), a provider of cable television, telephone and high speed internet services in eastern Kentucky. The Company's investment will allow the Cable segment to expand its footprint into the adjacent markets of eastern Kentucky. See Note 4, Acquisitions, for additional information. A map of our territory, reflecting the new expansion area, is provided below:

Map Key:
Shentel Fiber Routes
Partner Routes
Planned Routes
Shentel PoP
Internet PoP
Master Headend
Planned Shentel PoP
Potential new market
PA
MD
WV
VA
KY
BIG SANDY Broadband
Paintsville
Prestonsburg
Harrisburg
Hershey
Mechanicsburg
Carlisle
Shippensburg
York
Gettysburg
Hanover
Greencastle
Waynesboro
Hagerstown
Cumberland
Morgantown
Oakland
Berkeley Springs
Martinsburg
Shepherdstown
Winchester
Berryville
Ashburn (Equinix)
Leesburg
Herndon
Salem
Clarksburg
Bridgeport
Belington
Grantsville
Weston
Sutton
Petersburg
Strasburg
Front Royal
Woodstock
Edinburg
New Market
Franklin
Warrenton
Culpeper
Harrisonburg
Charleston
Marmet
Marlinton
Summersville
Staunton
Waynesboro
Charlottesville
Madison
Omar
Beckley
Ronceverte
Covington
Lexington
Pineville
Welch
Princeton
Buchanan
Amherst
Dillwyn
Richmond
Lynchburg
Appomattox
Farmville
Blacksburg
Roanoke
Bedford
Rustburg
Radford
Crewe
Dinwiddie
Blackstone
Keysville
Rocky Mount
Kenbridge
Wytheville
Lebanon
Floyd
South Hill
Lawrenceville
South Boston
Clarksville
Martinsville
Danville
Stuart
Atlanta, GA (Telx)

Index

Results of Operations

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

The Company's consolidated results from operations are summarized as follows:

	Three Months Ended March 31,				Change
($ in thousands)	2019	% of Revenue	2018	% of Revenue	$	%
Operating revenue	$158,843	100.0%	$154,138	100.0%	4,705	3.1%
Operating expenses	134,056	84.4%	137,384	89.1%	(3,328)	(2.4)%
Operating income (loss)	24,787	15.6%	16,754	10.9%	8,033	47.9%

Interest expense	(7,954)	(5.0)%	(9,332)	(6.1)%	(1,378)	(14.8)%
Other income (expense), net	1,287	0.8%	989	0.6%	298	30.1%
Income (loss) before taxes	18,120	11.4%	8,411	5.5%	9,709	115.4%
Income tax expense (benefit)	4,210	2.7%	1,828	1.2%	2,382	130.3%
Net income (loss)	$13,910	8.8%	$6,583	4.3%	7,327	111.3%

Operating revenue
During the three months ended March 31, 2019, operating revenue increased approximately $4.7 million, or 3.1%, compared with the three months ended March 31, 2018, driven by subscriber growth in the Wireless and Cable segments. Refer to the discussion of the results of operations for the Wireless and Cable segments, included within this quarterly report, for additional information.

Operating expenses
During the three months ended March 31, 2019, operating expenses decreased approximately $3.3 million, or 2.4%, compared with the three months ended March 31, 2018, primarily due to a decline in network costs for the Wireless segment attributable to repricing backhaul circuits and migrating Voice traffic from traditional circuit-switched facilities to more cost effective VOIP facilities. The decrease was offset by higher costs for the Cable segment primarily due to our deployment of higher-speed data access packages and infrastructure investments necessary to support its growing cable and fiber networks.

Interest expense
During the three months ended March 31, 2019, interest expense decreased approximately $1.4 million, or 14.8%, compared with the three months ended March 31, 2018. The decrease in interest expense was primarily attributable to the 2018 amendments to the Credit Facility Agreement that reduced the applicable base interest rate by 75 basis points, partially offset by the effect of increases in LIBOR.

Other income (expense), net
During the three months ended March 31, 2019, other income, net increased approximately $0.3 million, or 30.1%, compared with the three months ended March 31, 2018. The increase in other income, net was primarily attributable to growth in the value of our investments.

Income tax expense (benefit)
During the three months ended March 31, 2019, income tax expense increased approximately $2.4 million, or 130.3%, compared with the three months ended March 31, 2018. The increase was primarily attributable to growth in income before taxes.

Index

Wireless

The following table indicates selected operating statistics of Wireless, including Sprint subscribers:

	March 31, 2019 (2)	March 31, 2018 (2)
Postpaid:
Retail PCS subscribers - postpaid	800,952	774,861
Gross PCS subscriber additions - postpaid	50,847	43,077
Net PCS subscriber additions (losses) - postpaid (3)	5,776	38,264
PCS average monthly retail churn % - postpaid	1.89%	1.89%
Prepaid:
Retail PCS subscribers - prepaid	267,220	250,191
Gross PCS subscriber additions - prepaid	40,979	40,111
Net PCS subscriber additions (losses) - prepaid (4)	8,516	24,369
PCS average monthly retail churn % - prepaid	4.14%	4.42%

PCS market POPS (000) (1)	7,023	7,023
PCS covered POPS (000) (1)	6,261	5,889
CDMA base stations (sites)	1,874	1,742
Towers owned	211	193
Non-affiliate cell site leases	195	192
_______________________________________________________

(1)
"POPS" refers to the estimated population of a given geographic area. Market POPS are those within a market area which we are authorized to serve under our Sprint PCS affiliate agreement, and Covered POPS are those covered by our network. The data source for POPS is U.S. census data.

(2)	Beginning February 1, 2018 includes Richmond Expansion Area except for gross PCS subscriber additions.

(3)	March 31, 2018 Net PCS subscriber additions - postpaid were a loss of 79, excluding the acquisition of the expansion area on February 1, 2018.

(4)	March 31, 2018 Net PCS subscriber additions - prepaid were 8,678, excluding the acquisition of the expansion area on February 1, 2018.

The subscriber stats above, excluding gross additions, include the Richmond Expansion Area as follows:

February 1, 2018
Expansion Area
PCS subscribers - postpaid	38,343
PCS subscribers - prepaid	15,691
Acquired PCS market POPS (000)	1,082
Acquired PCS covered POPS (000)	602
Acquired CDMA base stations (sites)	105

Index

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

	Three Months Ended March 31,				Change
($ in thousands)	2019	% of Revenue	2018	% of Revenue	$	%
Wireless operating revenue
Wireless service revenue	$97,075	83.9%	$92,165	81.7%	$4,910	5.3%
Tower lease revenue	2,939	2.5%	2,896	2.6%	43	1.5%
Equipment revenue	15,291	13.2%	17,374	15.4%	(2,083)	(12.0)%
Other revenue	349	0.4%	369	0.3%	(20)	(5.4)%
Total Wireless operating revenue	115,654	100.0%	112,804	100.0%	2,850	2.5%
Wireless operating expenses
Cost of services	33,478	28.9%	33,750	29.9%	(272)	(0.8)%
Cost of goods sold	14,427	12.5%	15,727	13.9%	(1,300)	(8.3)%
Selling, general and administrative	11,362	9.8%	12,135	10.8%	(773)	(6.4)%
Depreciation and amortization	31,050	26.8%	33,925	30.1%	(2,875)	(8.5)%
Total Wireless operating expenses	90,317	78.1%	95,537	84.7%	(5,220)	(5.5)%
Wireless operating income (loss)	$25,337	21.9%	$17,267	15.3%	$8,070	46.7%

Operating Revenue
During the three months ended March 31, 2019, operating revenue increased approximately $2.9 million, or 2.5%, compared with the three months ended March 31, 2018. This increase in operating revenue was driven by a 3.4% increase in postpaid subscribers and a 6.8% increase in prepaid PCS subscribers.

Equipment Revenue
During the three months ended March 31, 2019, equipment revenue decreased approximately $2.1 million, or 12%, compared with the three months ended March 31, 2018. Lower equipment revenues reflect a reduction in sales due to a larger percentage of activations originating from dealer stores.

The table below provides additional detail for Wireless service revenue.

	Three Months Ended March 31,		Change
($ in thousands)	2019	2018	$	%
Wireless service revenue:
Postpaid billings (1)	$97,476	$93,290	$4,186	4.5%
Amortization of deferred contract and other costs	(5,188)	(4,465)	723	16.2%
Management fee	(7,762)	(7,400)	362	4.9%
Net service fee	(8,344)	(7,955)	389	4.9%
Total postpaid service revenue	76,182	73,470	2,712	3.7%
Prepaid billings	29,533	26,341	3,192	12.1%
Amortization of deferred contract and other costs	(14,537)	(12,788)	1,749	13.7%
Sprint management fee	(1,866)	(1,649)	217	13.2%
Total prepaid service revenue	13,130	11,904	1,226	10.3%
Travel and other revenue	7,763	6,791	972	14.3%
Total service revenue	$97,075	$92,165	$4,910	5.3%
_______________________________________________________

(1)
Postpaid net billings are defined under the terms of the affiliate contract with Sprint to be the gross billings to customers within our wireless network coverage area less billing credits and adjustments and allocated write-offs of uncollectible accounts.

The increase in postpaid service revenue during the three months ended March 31, 2019, was primarily attributable to the organic expansion of the postpaid subscriber base which added 26 thousand postpaid PCS retail subscribers.

Index

The increase in prepaid service revenue during the three months ended March 31, 2019, was primarily attributable to the organic expansion of the prepaid subscriber base which added 17 thousand prepaid PCS retail subscribers.

Cost of services
During the three months ended March 31, 2019, cost of services decreased approximately $0.3 million or 0.8%, compared with the three months ended March 31, 2018 primarily due to the repricing of Wireless backhaul circuits to market rates and migrating Wireless voice traffic from traditional circuit-switched facilities to more cost effective VoIP facilities.

Cost of goods sold
During the three months ended March 31, 2019, cost of goods sold decreased approximately $1.3 million, or 8.3%, compared with the three months ended March 31, 2018. Lower cost of goods sold reflect a reduction in sales due to a larger percentage of activations originating from dealer stores.

Selling, general and administrative
During the three months ended March 31, 2019, selling, general and administrative costs decreased approximately $0.8 million, or 6.4%, compared with the three months ended March 31, 2018 primarily due to a prior year reassessment of property taxes in West Virginia.

Depreciation and amortization
During the three months ended March 31, 2019, depreciation and amortization decreased approximately $2.9 million, or 8.5%, compared with the three months ended March 31, 2018 primarily due to the retirement of assets acquired in the nTelos acquisition.

Index

Cable

The following table indicates selected operating statistics of Cable:

	March 31, 2019 (8)	March 31, 2018
Homes passed (1)	189,613	184,975
Customer relationships (2)
Video users	42,752	43,264
Non-video customers	41,107	35,133
Total customer relationships	83,859	78,397
Video
Customers (3)	44,119	45,555
Penetration (4)	23.3%	24.6%
Digital video penetration (5)	85.7%	75.8%
Broadband
Users (3)	71,549	65,141
Penetration (4)	37.7%	35.2%
Voice
Users (3)	23,836	22,743
Penetration (4)	12.6%	12.3%
Total revenue generating units (6)	139,504	133,439
Fiber route miles	3,629	3,371
Total fiber miles (7)	141,230	124,701
Average revenue generating units	136,911	132,865
_______________________________________________________

(1)
Homes and businesses are considered passed (“homes passed”) if we can connect them to our distribution system without further extending the transmission lines. Homes passed is an estimate based upon the best available information. Homes passed have access to video, broadband and voice services.

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

(6)	Revenue generating units are the sum of video, voice and broadband users.

(7)
Total fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

(8)	Beginning February 28, 2019, includes approximately 4,800 subscribers from the Big Sandy acquisition.

Index

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

	Three Months Ended March 31,				Change
($ in thousands)	2019	% of Revenue	2018	% of Revenue	$	%
Cable operating revenue
Service revenue	$29,705	88.1%	$28,471	89.8%	$1,234	4.3%
Equipment revenue	270	0.8%	159	0.5%	111	69.8%
Other revenue	3,734	11.1%	3,081	9.7%	653	21.2%
Total Cable operating revenue	33,709	100.0%	31,711	100.0%	1,998	6.3%
Cable operating expenses
Cost of services	15,647	46.4%	15,156	47.8%	491	3.2%
Cost of goods sold	175	0.5%	56	0.2%	119	212.5%
Selling, general and administrative	5,726	17.0%	4,948	15.6%	778	15.7%
Depreciation and amortization	6,458	19.2%	6,024	19.0%	434	7.2%
Total Cable operating expenses	28,006	83.1%	26,184	82.6%	1,822	7.0%
Cable operating income (loss)	$5,703	16.9%	$5,527	17.4%	$176	3.2%

Service revenue
During the three months ended March 31, 2019, service revenue increased approximately $1.2 million, or 4.3%, compared with the three months ended March 31, 2018. The increase in service revenue was primarily attributable to increases in broadband subscribers, video rate increases, and customers selecting or upgrading to higher-speed data access packages.

Other revenue
During the three months ended March 31, 2019, other revenue increased approximately $0.7 million, or 21.2%, compared with the three months ended March 31, 2018 primarily attributable to installation services that were driven by growth in our customer base.

Operating expenses
During the three months ended March 31, 2019, operating expenses increased approximately $1.8 million, or 7.0%, compared with the three months ended March 31, 2018 primarily due to our deployment of higher-speed data access packages and investments in infrastructure necessary to support the growth of the cable and fiber networks.

Wireline

The following table includes selected operating statistics of the Wireline operations:

	March 31, 2019	March 31, 2018
Long distance subscribers	9,623	8,980
Video customers (1)	4,656	4,912
Broadband customers	14,588	14,695
Fiber route miles	2,170	2,078
Total fiber miles (2)	162,281	155,188
_______________________________________________________

(1)	Wireline’s video service passes approximately 16,500 homes.

(2)
Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Index

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

	Three Months Ended March 31,				Change
($ in thousands)	2019	% of Revenue	2018	% of Revenue	$	%
Wireline operating revenue
Service revenue	$5,853	31.0%	$5,890	29.9%	$(37)	(0.6)%
Carrier access and fiber revenue	12,329	65.2%	12,854	65.2%	(525)	(4.1)%
Equipment revenue	51	0.3%	46	0.2%	5	10.9%
Other revenue	676	3.5%	917	4.7%	(241)	(26.3)%
Total Wireline operating revenue	18,909	100.0%	19,707	100.0%	(798)	(4.0)%
Wireline operating expenses
Cost of services	9,151	48.4%	9,802	49.7%	(651)	(6.6)%
Costs of goods sold	36	0.2%	22	0.1%	14	63.6%
Selling, general and administrative	1,843	9.7%	1,717	8.7%	126	7.3%
Depreciation and amortization	3,533	18.7%	3,394	17.3%	139	4.1%
Total Wireline operating expenses	14,563	77.0%	14,935	75.8%	(372)	(2.5)%
Wireline operating income (loss)	$4,346	23.0%	$4,772	24.2%	$(426)	(8.9)%

Operating revenue
During the three months ended March 31, 2019, total operating revenue decreased approximately $0.8 million, or 4.0%, compared with the three months ended March 31, 2018 primarily due to repricing Wireless backhaul circuits to market rates and migrating Wireless voice traffic from traditional circuit-switched facilities to more cost effective VoIP facilities.

Operating expenses
During the three months ended March 31, 2019, total operating expenses decreased approximately $0.4 million, or 2.5%, compared with the three months ended March 31, 2018. The decline in operating expenses was primarily attributable to a reduction in network costs.

Non-GAAP Financial Measures

In managing our business and assessing our financial performance, management supplements the information provided by the financial statement measures prepared in accordance with GAAP with Adjusted OIBDA and Continuing OIBDA, which are considered “non-GAAP financial measures” under SEC rules.

Adjusted OIBDA is defined as operating income (loss) before depreciation and amortization, adjusted to exclude the effects of: certain non-recurring transactions; impairment of assets; gains and losses on asset sales; actuarial gains and losses on pension and other post-retirement benefit plans; and share-based compensation expense, amortization of deferred contract costs and adjusted to include the benefit received from the waived management fee by Sprint. Continuing OIBDA is defined as Adjusted OIBDA, less the benefit received from the waived management fee by Sprint. Adjusted OIBDA and Continuing OIBDA should not be construed as an alternative to operating income as determined in accordance with GAAP as a measure of operating performance.

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

Index

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

Adjusted OIBDA and Continuing OIBDA have limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. These limitations include, but are not limited to, the following:

•	they do not reflect capital expenditures;

•	they do not reflect the impacts of non-cash amortization of deferred contract costs;

•	many of the assets being depreciated and amortized will have to be replaced in the future and Adjusted and Continuing OIBDA do not reflect cash requirements for such replacements;

•	they do not reflect costs associated with share-based awards exchanged for employee services;

•	they do not reflect interest expense necessary to service interest or principal payments on indebtedness;

•	they do not reflect gains, losses or dividends on investments;

•	they do not reflect expenses incurred for the payment of income taxes;

•	they do not reflect nonrecurring expenses required to effect acquisitions; and

•	other companies, including companies in our industry, may calculate Adjusted and Continuing OIBDA differently than we do, limiting its usefulness as a comparative measure.

In light of these limitations, management considers Adjusted OIBDA and Continuing OIBDA as a financial performance measure that supplements but does not replace the information reflected in our GAAP results.

The following tables reconcile Adjusted OIBDA and Continuing OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure:

Three Months Ended March 31, 2019
(in thousands)	Wireless	Cable	Wireline	Other	Consolidated
Operating income	$25,337	$5,703	$4,346	$(10,599)	$24,787
Non-cash amortization of deferred contract costs	(4,211)	(237)	(64)	(2)	(4,514)
Depreciation and amortization	31,050	6,458	3,533	138	41,179
Share-based compensation expense	—	—	—	1,714	1,714
Benefit received from the waived management fee (1)	9,628	—	—	—	9,628
Actuarial (gains) losses on pension plans	—	—	—	(38)	(38)
Other	19	136	—	65	220
Adjusted OIBDA	61,823	12,060	7,815	(8,722)	72,976
Waived management fee	(9,628)	—	—	—	(9,628)
Continuing OIBDA	$52,195	$12,060	$7,815	$(8,722)	$63,348

Three Months Ended March 31, 2018
(in thousands)	Wireless	Cable	Wireline	Other	Consolidated
Operating income	$17,267	$5,527	$4,772	$(10,812)	$16,754
Non-cash amortization of deferred contract costs	(2,760)	141	(35)	—	(2,654)
Depreciation and amortization	33,925	6,024	3,394	144	43,487
Share-based compensation expense	—	—	—	2,037	2,037
Benefit received from the waived management fee (1)	9,048	—	—	—	9,048
Actuarial (gains) losses on pension plans	—	—	—	(82)	(82)
Other	81	—	—	—	81
Adjusted OIBDA	57,561	11,692	8,131	(8,713)	68,671
Waived management fee	(9,048)	—	—	—	(9,048)
Continuing OIBDA	$48,513	$11,692	$8,131	$(8,713)	$59,623
_______________________________________________________

(1)
Under our amended affiliate agreement, Sprint agreed to waive the Management Fees charged on both postpaid and prepaid revenue, up to $4.2 million per month, until the total amount waived reaches approximately $255.6 million, which is expected to occur in 2022.

Index

Liquidity and Capital Resources

Sources and Uses of Cash.  Cash provided by operating activities consisted of net income adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation, and deferred income taxes, as well as the effect of changes in working capital and other activities. The Company generated approximately $61.7 million of net cash from operations in the first three months of 2019, up from $60.9 million in the first three months of 2018. Cash provided by operating activities was driven by net income of approximately $13.9 million, as adjusted for the exclusion of non-cash expenses totaling approximately $49.5 million, and reduced by approximately $1.7 million related to the effect of changes in working capital and other balance sheet accounts.

Cash outflows from investing activities during the three months ended March 31, 2019 were approximately $54.4 million compared with approximately $76.1 million during the three months ended March 31, 2018. Cash utilized by investing activities included $44.4 million for capital expenditures and $10.0 million related to the acquisition of Big Sandy. We make investments in our wireless, cable and fiber networks, other infrastructure investments, on a recurring basis. We expect our investments in our networks and infrastructure to expand in support of our continued growth.

Cash outflows from financing activities during the three months ended March 31, 2019 were approximately $22.5 million compared with approximately $13.9 million during the three months ended March 31, 2018. Cash utilized by financing activities included approximately $22.5 million as the Company repaid debt totaling $19.9 million, including a voluntary $15.0 million payment above the required $4.9 million scheduled quarterly payment.

Indebtedness. As of March 31, 2019, the Company’s gross indebtedness totaled $765.3 million, with an estimated annualized effective interest rate of 3.78% after considering the impact of the interest rate swap contracts and unamortized loan costs. The balance consisted of the $278.6 million Term Loan A-1 at a variable rate (4.25% as of March 31, 2019) that resets monthly based on one month LIBOR plus a margin of 1.75%, and the $486.8 million Term Loan A-2 at a variable rate (4.50% as of March 31, 2019) that resets monthly based on one month LIBOR plus a margin of 2.00%. At March 31, 2019, $75 million was available under the Revolver Facility.

The Company is subject to certain financial covenants measured on a trailing twelve month basis each calendar quarter unless otherwise specified. These financial covenants include:

•
a limitation on the Company’s total leverage ratio, defined as indebtedness divided by earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than or equal to 3.50 to 1.00 from December 31, 2018 through December 30, 2019, then 3.25 to 1.00 through December 31, 2021, and 3.00 to 1.00 thereafter;

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

As of March 31, 2019, the Company was in compliance with the financial covenants.

	Actual	Covenant Requirement
Total leverage ratio	2.42	3.50 or Lower
Debt service coverage ratio	3.42	2.00 or Higher
Minimum liquidity balance (in millions)	$144.6	$25.0 or Higher

Capital Commitments. Capital expenditures budgeted for 2019 have been updated to reflect the acquisition of Big Sandy and are expected to be approximately $149.5 million, including $64.1 million in the Wireless segment primarily for wireless network capacity improvements. In addition, $55.0 million is budgeted primarily to support growth in our Cable segment including new fiber routes and continuing investments in DOCSIS 3.1 upgrades, $20.5 million in Wireline projects including expansion of the fiber network, and $9.9 million primarily for IT and other miscellaneous projects.

The Company spent $44.4 million on capital projects in the first three months of 2019, compared to $24.4 million in the comparable 2018 period. Spending related to Wireless projects accounted for $26.5 million in the first three months of 2019, primarily for

Index

network upgrades and expansion. Spending related to Cable projects accounted for $13.6 million in the first three months of 2019, as the Company continues to invest in growing its rural broadband through network and cable market expansion. Spending related to Wireline projects accounted for $3.2 million in the first three months of 2019, primarily for fiber builds and increased capacity projects. The remaining $1.1 million of capital expenditures is largely related to information technology projects and fleet vehicles.

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

Critical Accounting Policies

Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. For a more detailed discussion of our critical accounting policies, please refer to our 2018 Form 10-K.

Leases

Refer to Note 2, Leases, for details of the Company's 2019 lease policy.

Recently Issued Accounting Standards

Recently issued accounting standards and their expected impact, if any, are discussed in Note 1, Basis of Presentation, of the notes to our unaudited condensed consolidated financial statements.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks relate primarily to changes in interest rates on instruments held for other than trading purposes. The Company’s interest rate risk generally involves two components. The first component is outstanding debt with variable rates. As of March 31, 2019, the Company had $765.3 million of gross variable rate debt outstanding, with unamortized loan fees and costs of $14.1 million, bearing interest at a weighted average rate of 3.78% as determined on a quarterly basis. An increase in market interest rates of 1.00% would add approximately $7.6 million to annual interest expense, excluding the effect of the interest rate swap. In May 2016, the Company entered into a pay-fixed, receive-variable interest rate swap with three counterparties totaling $256.6 million of notional principal (subject to change based upon expected draws under the delayed draw term loan and principal payments due under our debt agreements). These swaps, combined with the swap purchased in 2012, cover notional principal equal to approximately 50% of the outstanding variable rate debt through maturity in 2023. The Company is required to pay a combined fixed rate of approximately 1.16% and receive a variable rate based on one month LIBOR (2.50% for March 2019), to manage a portion of its interest rate risk. Changes in the net interest paid or received under the swaps would offset approximately 50% of the change in interest expense on the variable rate debt outstanding. The swap agreements currently reduce annual interest expense by approximately $4.1 million, based on the spread between the fixed rate and the variable rate currently in effect on our debt.

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

Management views market risk as having a potentially significant impact on the Company's results of operations, as future results could be adversely affected if interest rates were to increase significantly for an extended period, or if the Company’s need for additional external financing resulted in increases to the interest rates applied to all of its new and existing debt. As of March 31, 2019, the Company has $392.4 million of variable rate debt with no interest rate protection. The Company’s investments in publicly traded stock and bond mutual funds under the rabbi trust, which are subject to market risks and could experience significant swings in market values, are offset by corresponding changes in the liabilities owed to participants in the Supplemental Executive Retirement Plan. General economic conditions affected by regulatory changes, competition or other external influences may pose a higher risk to the Company’s overall results.

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

As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, we identified material weaknesses in internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As remediation has not yet been completed, our President and Chief Executive Officer and our Senior Vice President - Finance and Chief Financial Officer have concluded that our disclosure controls and procedures continued to be ineffective as of March 31, 2019.

Notwithstanding the material weaknesses, management has concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2019 the Company adopted ASC 842, Leases (Topic 842). We established new internal controls over financial reporting to support the adoption process and ongoing requirements of Topic 842, including internal controls related to the implementation of a new lease administration software system. Other than the new internal controls surrounding the adoption of Topic 842, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of March 31, 2019, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Efforts
Management is continuing to implement the material weakness remediation plans as disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018. We believe that these actions and the improvements we expect to achieve will effectively remediate the material weaknesses. However, these material weaknesses will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

Index

PART II.	OTHER INFORMATION

ITEM 1A.	Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of March 31, 2019, the Company has not identified any needed updates to the risk factors included in our most recent Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

The following table provides information about the Company’s shares surrendered for the settlement of certain elements regarding equity award issuances and vesting events, during the three months ended March 31, 2019:

	Number of Shares Surrendered	Average Price Paid per Share
January 1 to January 31	23,200	$46.15
February 1 to February 28	34,085	50.75
March 1 to March 31	16	44.89
Total	57,301	$48.88

Index

ITEM 6.	Exhibits

(a)	The following exhibits are filed with this Quarterly Report on Form 10-Q:

3.1	Amended and Restated Bylaws of Shenandoah Telecommunications Company, as amended effective April 16, 2019

31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

	101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*    Filed herewith

**
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.

Index

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Amended and Restated Bylaws of Shenandoah Telecommunications Company, as amended effective April 16, 2019

31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

	101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
Date: May 9, 2019