Form 10-Q
period 2019-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2019-08-06
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(540) 984-4141
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock (No Par Value)	SHEN	NASDAQ Global Select Market	49,856,914
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)	(The number of shares of the registrant's common stock outstanding on July 31, 2019)

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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No  ☑

SHENANDOAH TELECOMMUNICATIONS COMPANY

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$98,091	$85,086
Accounts receivable, net of allowance for doubtful accounts of $516 and $534, respectively	59,561	54,407
Income taxes receivable	4,144	5,282
Inventory, net of allowances of $69 and $113, respectively	6,566	5,265
Prepaid expenses and other	53,786	60,162
Total current assets	222,148	210,202
Investments	11,563	10,788
Property, plant and equipment, net	695,725	701,359
Intangible assets, net	324,890	366,029
Goodwill	149,070	146,497
Operating lease right-of-use assets	369,715	—
Deferred charges and other assets	48,929	49,891
Total assets	$1,822,040	$1,484,766
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized loan fees	$27,939	$20,618
Accounts payable	27,657	35,987
Advanced billings and customer deposits	7,914	7,919
Accrued compensation	6,817	9,452
Current operating lease liabilities	42,941	—
Accrued liabilities and other	14,513	14,563
Total current liabilities	127,781	88,539
Long-term debt, less current maturities, net of unamortized loan fees	719,067	749,624
Other long-term liabilities:
Deferred income taxes	128,582	127,453
Deferred lease	—	22,436
Asset retirement obligations	30,779	28,584
Retirement plan obligations	10,355	11,519
Noncurrent operating lease liabilities	327,868	—
Other liabilities	15,559	14,364
Total other long-term liabilities	513,143	204,356
Shareholders’ equity:
Common stock, no par value, authorized 96,000; 49,857 and 49,630 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid in capital	47,138	47,456
Retained earnings	413,571	386,511
Accumulated other comprehensive income, net of taxes	1,340	8,280
Total shareholders’ equity	462,049	442,247
Total liabilities and shareholders’ equity	$1,822,040	$1,484,766

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
Operating revenue:	2019	2018	2019	2018
Service revenue and other	$142,059	$140,492	$285,290	$277,051
Equipment revenue	16,855	16,009	32,467	33,588
Total operating revenue	158,914	156,501	317,757	310,639
Operating expenses:
Cost of services	49,497	49,134	99,015	98,476
Cost of goods sold	15,874	15,166	30,511	30,971
Selling, general and administrative	27,170	29,915	55,892	58,665
Depreciation and amortization	42,353	41,117	83,532	84,604
Total operating expenses	134,894	135,332	268,950	272,716
Operating income	24,020	21,169	48,807	37,923
Other income (expense):
Interest expense	(7,522)	(8,851)	(15,476)	(18,183)
Other	1,176	839	2,463	1,828
Income before income taxes	17,674	13,157	35,794	21,568
Income tax expense	4,524	3,531	8,734	5,359
Net income	13,150	9,626	27,060	16,209
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate hedge, net of tax	(4,212)	833	(6,940)	3,895
Comprehensive income	$8,938	$10,459	$20,120	$20,104

Net income per share, basic and diluted:
Basic net income per share	$0.26	$0.19	$0.54	$0.33
Diluted net income per share	$0.26	$0.19	$0.54	$0.32
Weighted average shares outstanding, basic	49,848	49,547	49,812	49,511
Weighted average shares outstanding, diluted	50,142	50,070	50,118	50,029

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share amounts)
	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, March 31, 2019	49,844	$46,641	$400,421	$5,552	$452,614
Net income	—	—	13,150	—	13,150
Other comprehensive loss, net of tax	—	—	—	(4,212)	(4,212)
Stock based compensation	17	695	—	—	695
Stock options exercised	1	(94)	—	—	(94)
Common stock issued	—	8	—	—	8
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(5)	(112)	—	—	(112)
Balance, June 30, 2019	49,857	$47,138	$413,571	$1,340	$462,049

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	49,630	$47,456	$386,511	$8,280	$442,247
Net income	—	—	27,060	—	27,060
Other comprehensive loss, net of tax	—	—	—	(6,940)	(6,940)
Stock based compensation	184	2,497	—	—	2,497
Stock options exercised	29	81	—	—	81
Common stock issued	—	16	—	—	16
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(62)	(2,912)	—	—	(2,912)
Common stock issued to acquire non-controlling interest in nTelos	76	—	—	—	—
Balance, June 30, 2019	49,857	$47,138	$413,571	$1,340	$462,049

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, March 31, 2018	49,539	$45,075	$359,885	$11,292	$416,252
Net income	—	—	9,626	—	9,626
Other comprehensive gain, net of tax	—	—	—	833	833
Stock based compensation	28	1,370	—	—	1,370
Common stock issued	—	5	—	—	5
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(9)	(278)	—	—	(278)
Balance, June 30, 2018	49,558	$46,172	$369,511	$12,125	$427,808

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2017	49,328	$44,787	$297,205	$8,230	$350,222
Change in Accounting Principle - Adoption of ASU 2014-09	—	—	56,097	—	56,097
Net income	—	—	16,209	—	16,209
Other comprehensive gain, net of tax	—	—	—	3,895	3,895
Stock based compensation	205	3,407	—	—	3,407
Stock options exercised	15	104	—	—	104
Common stock issued	—	10	—	—	10
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(66)	(2,136)	—	—	(2,136)
Common stock issued to acquire non-controlling interest in nTelos	76	—	—	—	—
Balance, June 30, 2018	49,558	$46,172	$369,511	$12,125	$427,808
See accompanying notes to unaudited condensed consolidated financial statements.

Index

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$27,060	$16,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72,737	71,637
Amortization	10,795	12,967
Accretion of asset retirement obligations	708	471
Bad debt expense	764	758
Stock based compensation expense, net of amount capitalized	2,307	3,407
Deferred income taxes	3,434	(8,004)
Net gain from patronage and investments	(2,081)	(1,576)
Amortization of long-term debt issuance costs	1,648	2,365
Changes in assets and liabilities:
Accounts receivable	(4,561)	(11,060)
Inventory, net	(1,301)	(503)
Current income taxes	1,138	16,722
Operating lease right-of-use assets	25,389	—
Waived management fee	19,320	18,606
Other assets	(8,679)	(968)
Accounts payable	6,311	2,486
Lease liabilities	(21,880)	—
Deferred lease	—	1,353
Other deferrals and accruals	(3,477)	2,274
Net cash provided by operating activities	129,632	127,144

Cash flows from investing activities:
Capital expenditures	(79,124)	(62,322)
Cash disbursed for acquisitions	(10,000)	(52,000)
Proceeds from sale of assets	108	447
Other	(3)	(3)
Net cash used in investing activities	(89,019)	(113,878)

Cash flows from financing activities:
Principal payments on long-term debt	(24,777)	(24,250)
Proceeds from revolving credit facility borrowings	—	15,000
Principal payments on revolving credit facility	—	(15,000)
Proceeds from exercises of stock options	81	—
Taxes paid for equity award issuances	(2,912)	(2,032)
Net cash used in financing activities	(27,608)	(26,282)
Net increase (decrease) in cash and cash equivalents	13,005	(13,016)
Cash and cash equivalents, beginning of period	85,086	78,585
Cash and cash equivalents, end of period	$98,091	$65,569

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

The Company adopted ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), as of January 1, 2019. The Company elected not to reclassify stranded income tax effects from accumulated other comprehensive income (OCI) to retained earnings and has implemented this election as its accounting policy as of January 1, 2019. The Company utilizes the portfolio approach as its policy to release the income tax effects from accumulated OCI as the entire portfolio is liquidated, sold, or extinguished.

The Company adopted ASU No. 2016-02, Leases (“Topic 842” or “the new lease standard”) on January 1, 2019. Topic 842 replaces previous leasing guidance with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. Topic 842 requires lessees to recognize most leases on their balance sheet as liabilities, with corresponding right-of-use, or ROU assets. The Company adopted the new lease standard utilizing the modified retrospective approach. As a result, comparable period information has not been retrospectively updated. The modified retrospective approach includes a package of optional practical expedients that we elected to apply. As a result, the Company did not reassess prior conclusions regarding lease identification, lease classification and initial direct costs under the new standard. In those circumstances where the Company is the lessee, we have elected to account for non-lease components associated with our leases (e.g., maintenance costs) and lease components as a single lease component for substantially all of our asset classes under Topic 842.

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
Adoption of the new lease standard did not materially impact the Company's consolidated net earnings, cash flows, liquidity, or loan covenants.

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
The following table shows the components of lease income and costs:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease income from operating leases - fixed	$2,042	$4,070

Operating lease expense	16,752	33,660

Amortization of finance lease assets	123	241
Interest on finance lease liabilities	23	45
Subtotal finance lease cost	146	286

Total lease expense	$16,898	$33,946
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

The following table summarizes other information related to operating and finance leases:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operating cash flows used by leases	$15,873	$30,544
Leased assets obtained in exchange for new operating lease liabilities	21,172	25,760

Index

The following table summarizes the lease terms and discount rates:

June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	8
Finance leases	16
Weighted-average discount rate
Operating leases	4.8%
Finance leases	5.2%

The following table summarizes the expected maturity of lease liabilities at June 30, 2019:

(in thousands)	Operating Leases	Finance Leases	Total
2019	$27,397	$92	$27,489
2020	62,536	174	62,710
2021	61,151	174	61,325
2022	58,134	174	58,308
2023	54,491	174	54,665
2024 and thereafter	184,800	1,699	186,499
Total lease payments	448,509	2,487	450,996
Less: Interest	77,700	771	78,471
Present value of lease liabilities	$370,809	$1,716	$372,525

The Company's finance lease liabilities are presented in the accrued liabilities and other and the other liabilities lines of the unaudited condensed consolidated balance sheets. The related finance lease assets are included in the property, plant and equipment line.

Our commitments under leases existing as of December 31, 2018 were approximately $55.1 million for the year ending December 31, 2019, $104.4 million in total for the years ending December 31, 2020 and 2021, $97.6 million in total for the years ending December 31, 2022 and 2023 and $168.5 million in total for years thereafter.

The Company is also the lessor on agreements to lease assets such as collocation space at cell sites and dedicated fiber-optic strands to third parties. These agreements were accounted for as operating leases both before and after adoption of the new lease standard. The new lease standard did not have a significant impact on the recognition of lease revenue associated with these agreements. The following table summarizes the total minimum rental receipts under lease agreements at June 30, 2019:

(in thousands)	Operating Leases
2019	$3,635
2020	6,453
2021	4,377
2022	3,280
2023	1,653
2024 and thereafter	4,520
Total lease income	$23,918

Note 3. Revenue from Contracts with Customers

The Company earns revenue primarily through the sale of its wireless service. Additional revenue is earned from the sale of wireless equipment; from business, residential and enterprise services which provide video, broadband, voice and data services; and from tower and other services. Refer to Note 14, Segment Reporting, for a tabular summary of revenue for the three and six months ended June 30, 2019.

Index

Wireless service
The Company earns revenue primarily through the sale of its wireless service by providing network access to Sprint under the affiliate agreement. Wireless service revenue is variable based on billed revenue to Sprint’s subscribers that originated in the Company's affiliate area, less applicable fees retained by Sprint.

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

The Company considers Sprint, rather than Sprint's subscribers, to be the customer and the Company's performance obligation is to provide Sprint a series of continuous network access services within the Sprint Affiliate Area. The Company determined that reimbursements to Sprint including the cost of prepaid handsets and commissions, and postpaid commissions paid by Sprint to third-party resellers, represent consideration payable to a customer. These reimbursements are initially recorded as a contract asset and are subsequently recognized as a reduction of revenue over the expected benefit period between 21 and 53 months. Contract asset balances and activity for 2019 were as follows:

(in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Beginning balance	$70.4	$65.7
Contract payments	17.5	35.7
Contract amortization	(14.1)	(27.6)
Ending balance	$73.8	$73.8

Wireless equipment
The Company also earns revenue through the sale of wireless equipment. The Company owns and operates Sprint-branded retail stores within the Sprint Affiliate Area from which the Company sells equipment, primarily wireless handsets, and service to Sprint subscribers. The Company's equipment is predominantly sold to subscribers through Sprint's equipment financing plans. Under the equipment financing plans, Sprint purchases the equipment from the Company and resells the equipment to its subscribers. The Company is the principal in these equipment financing transactions, as it controls and bears the risk of ownership of the inventory prior to sale, and accordingly, revenue and handset costs are recorded on a gross basis, and the corresponding cost of the equipment is recorded separately to cost of goods sold.

Business, residential and enterprise
The Company also earns revenue in the Cable and Wireline segments from the sale of business, residential, and enterprise services to customers where the performance obligations are to provide cable, broadband, and telephone network services, sell and lease equipment and wiring services, and lease fiber-optic cable. The Company's arrangements for residential services are generally composed of contracts that are cancellable at the customer’s discretion without penalty at any time. As there are multiple performance obligations in these arrangements, the Company recognizes revenue based on the standalone selling price of each distinct good or service. The Company generally recognizes this revenue over time as customers simultaneously receive and consume the benefits of the service, with the exception of equipment sales and home wiring which are recognized as revenue at a point in time when control transfers and when installation is complete, respectively.

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

Tower and Other
The Company also earns revenue from tower and other services. Tower revenue consists primarily of tower collocation space on cell towers owned by the Company accounted for under Topic 842, Leases. Other revenue includes network access-related charges for service provided to customers across the segments.

Index

Future performance obligations
On June 30, 2019, the Company had approximately $3.4 million allocated to unsatisfied performance obligations, which excludes contracts with original expected duration of one year or less. The following table summarizes the approximate amounts expected to be recognized as revenue after June 30, 2019.

Amount Expected to be Recognized as Revenue:
(in millions)
2019	$0.4
2020	0.7
2021	0.7
2022 and thereafter	1.6
Total	$3.4

Contract acquisition costs and costs to fulfill contracts
Capitalized contract costs represent contract fulfillment costs and contract acquisition costs which include commissions and installation costs in our Cable and Wireline segments. Capitalized contract costs are amortized on a straight-line basis over the average customer life. The Company elected to apply the practical expedient to expense contract acquisition costs when incurred, if the amortization period would be twelve months or less. The amortization of these costs is included in cost of services, and selling, general and administrative expenses. Amortized and capitalized costs for Cable and Wireline contracts were as follows:

(in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Beginning Balance	$10.4	$10.1
Contract payments	1.5	3.2
Contract amortization	(1.4)	(2.8)
Ending Balance	$10.5	$10.5

Note 4. Acquisitions

Big Sandy

On February 28, 2019, the Company completed its preliminary valuation for the acquisition of the assets of Big Sandy Broadband, Inc. ("Big Sandy") for $10 million and recorded $4.6 million of property, plant and equipment; $2.8 million of subscriber relationships; and $2.6 million of goodwill which is reported in the Cable segment and was accounted for as a business combination under ASC 805, Business Combinations. The estimated remaining useful lives of the acquired property, plant and equipment were approximately 2.5 years to 12.5 years and the estimated useful lives for subscriber relationships were 7 years at the time of the acquisition. Big Sandy was a provider of cable television, telephone and high speed internet services. Our preliminary allocation of the acquisition price is based on our preliminary estimate of fair value for each of the acquired assets and liabilities. These estimates may be revised during the one year measurement period provided by the authoritative guidance applicable to business combinations.

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

Index

As an exclusive PCS Affiliate of Sprint, the Company has the exclusive right to build, own and maintain its portion of Sprint’s nationwide PCS network, in the aforementioned areas, to Sprint’s specifications. The initial term of the Agreement extends through November 2029, with two successive 10-year renewal periods, unless terminated by either party under provisions outlined in the Agreement. Upon non-renewal by either party, the Company may cause Sprint to buy or Sprint may cause the Company to sell the business, at 90% of Entire Business Value ("EBV") as defined in the Agreement. EBV is defined as i) the fair market value of a going concern paid by a willing buyer to a willing seller; ii) valued as if the business will continue to utilize existing brands and operate under existing agreements; and, iii) valued as if Shentel has continued access to the spectrum. Determination of EBV is made by an independent appraisal process.

Note 6. Earnings Per Share ("EPS")

Basic EPS was computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS was computed under the treasury stock method by dividing net income by the sum of the weighted average number of shares of common stock outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Potentially dilutive securities include unvested equity awards that are expected to vest and shares that the Company is contractually obligated to issue in the future.

The following table indicates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Calculation of net income per share:
Net income	$13,150	$9,626	$27,060	$16,209
Basic weighted average shares outstanding	49,848	49,547	49,812	49,511
Basic net income per share	$0.26	$0.19	$0.54	$0.33

Effect of stock options outstanding:
Basic weighted average shares outstanding	49,848	49,547	49,812	49,511
Effect from dilutive shares and options outstanding	294	523	306	518
Diluted weighted average shares outstanding	50,142	50,070	50,118	50,029
Diluted net income per share	$0.26	$0.19	$0.54	$0.32

The computation of diluted EPS does not include certain unvested awards, on a weighted average basis, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Awards excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive	85	23	108	115

Index

Note 7. Investments

Investments consist of the following:

(in thousands)	June 30, 2019	December 31, 2018
Domestic equity funds	$1,690	$1,409
International equity funds	417	370
Total investments carried at fair value	2,107	1,779

CoBank	8,147	7,705
Equity in other telecommunications partners	777	782
Total investments carried at cost	8,924	8,487

Other	532	522
Total equity method investments	532	522

Total investments	$11,563	$10,788

The Company determines classification for investments at the date individual investments are acquired. The appropriateness of such classification is periodically reassessed. The Company monitors the value of all investments, and based on factors such as market conditions, financial information and industry conditions, the Company reflects impairments in values when warranted. The domestic and international equity funds are carried at their fair value as determined by using the net asset value expedient.

Note 8. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in thousands)	Estimated Useful Lives	June 30, 2019	December 31, 2018
Land		$6,936	$6,723
Buildings and structures	10 - 40 years	227,825	213,657
Cable and fiber	4 - 40 years	319,750	309,928
Equipment and software	2 - 17 years	813,393	791,401
Plant in service		1,367,904	1,321,709
Plant under construction		81,191	81,409
Total property, plant and equipment		1,449,095	1,403,118
Less: accumulated amortization and depreciation		753,370	701,759
Property, plant and equipment, net		$695,725	$701,359

Note 9. Goodwill and Other Intangible Assets

Goodwill by segment consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Wireless	$146,383	$146,383
Cable	2,677	104
Wireline	10	10
Total Goodwill	$149,070	$146,497

Index

Intangible assets consisted of the following:

	June 30, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Non-amortizing intangibles:
Cable franchise rights	$64,334	$—	$64,334	$64,334	$—	$64,334
Railroad crossing rights	141	—	141	141	—	141
Total non-amortizing intangibles	64,475	—	64,475	64,475	—	64,475

Finite-lived intangibles:
Sprint affiliate contract expansion - Wireless	455,305	(197,783)	257,522	455,305	(167,830)	287,475
Favorable leases - Wireless	—	—	—	15,743	(1,919)	13,824
Acquired subscribers - Cable	28,065	(25,399)	2,666	25,265	(25,250)	15
Other intangibles	463	(236)	227	463	(223)	240
Total finite-lived intangibles	483,833	(223,418)	260,415	496,776	(195,222)	301,554
Total intangible assets	$548,308	$(223,418)	$324,890	$561,251	$(195,222)	$366,029

Affiliate contract expansion is amortized over the expected benefit period and is further reduced by the amount of waived management fees received from Sprint which were $9.7 million and $19.3 million for the three and six months ended June 30, 2019, respectively. Since May 6, 2016, the date of the non-monetary exchange, waived management fees received from Sprint have totaled $117.7 million, and we expect to collect another $137.9 million through 2022.

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

The outstanding notional amounts of the cash flow hedge which is composed of interest rate swap contracts were $361.9 million and $384.0 million as of June 30, 2019 and December 31, 2018, respectively.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the condensed consolidated balance sheets. The fair value of these instruments was estimated using an income approach and observable market inputs (Level II):

(in thousands)	June 30, 2019	December 31, 2018
Balance sheet location of derivative financial instruments:
Prepaid expenses and other	$2,275	$4,930
Deferred charges and other assets, net	1,733	8,323
Total derivatives designated as hedging instruments	$4,008	$13,253

Index

The table below summarizes changes in accumulated other comprehensive income (loss) by component:

	Six Months Ended June 30, 2019
(in thousands)	Gains (Losses) on Cash Flow Hedges	Income Tax (Expense) Benefit	Accumulated Other Comprehensive Income (Loss), net of taxes
Balance as of December 31, 2018	$13,253	$(4,973)	$8,280
Net change in unrealized gain (loss)	(6,771)	1,688	(5,083)
Amounts reclassified from accumulated other comprehensive income to interest expense	(2,474)	617	(1,857)
Net current period other comprehensive income (loss)	(9,245)	2,305	(6,940)
Balance as of June 30, 2019	$4,008	$(2,668)	$1,340

Note 11. Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	June 30, 2019	December 31, 2018
Prepaid rent	$—	$11,245
Prepaid maintenance expenses	3,499	3,981
Interest rate swaps	2,275	4,930
Contract asset	43,879	37,957
Other	4,133	2,049
Prepaid expenses and other	$53,786	$60,162

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	June 30, 2019	December 31, 2018
Interest rate swaps	$1,733	$8,323
Contract asset	40,438	37,848
Other	6,758	3,720
Deferred charges and other assets	$48,929	$49,891

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	June 30, 2019	December 31, 2018
Sales and property taxes payable	$5,171	$4,281
Asset retirement obligations	478	582
Accrued programming costs	3,021	2,886
Financing leases	88	—
Other current liabilities	5,755	6,814
Accrued liabilities and other	$14,513	$14,563

Index

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	June 30, 2019	December 31, 2018
Noncurrent portion of deferred lease revenue	$12,327	$12,593
Noncurrent portion of financing leases	1,629	—
Other	1,603	1,771
Other liabilities	$15,559	$14,364

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

Note 12. Long-Term Debt

Total debt consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Term loan A-1	$274,919	$287,699
Term loan A-2	485,540	497,537
	760,459	785,236
Less: unamortized loan fees	13,453	14,994
Total debt, net of unamortized loan fees	$747,006	$770,242

Current maturities of long-term debt, net of current unamortized loan fees	$27,939	$20,618
Long-term debt, less current maturities, net of unamortized loan fees	$719,067	$749,624

As of June 30, 2019, the Company's indebtedness totaled approximately $747.0 million, net of unamortized loan fees of $13.5 million, with an annualized overall weighted average interest rate of approximately 3.79%. As of June 30, 2019, the Term Loan A-1 bears interest at one-month London Interbank Offered Rate ("LIBOR") plus a base rate of 1.75%, while the Term Loan A-2 bears interest at one-month LIBOR plus a base rate of 2.00%. LIBOR resets monthly.

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

The Company paid cash for interest, net of amounts capitalized, of $14.5 million and $16.9 million during the six months ended June 30, 2019 and 2018, respectively.

As shown below, as of June 30, 2019, the Company was in compliance with the covenants in its credit agreement.

	Actual	Covenant Requirement
Total leverage ratio	2.41	3.50 or Lower
Debt service coverage ratio	4.61	2.00 or Higher
Minimum liquidity balance (in millions)	$172.9	$25.0 or Higher

Index

Note 13. Income Taxes

The Company files U.S. federal income tax returns and various state income tax returns. The Company is not subject to any state or federal income tax audits as of June 30, 2019. The Company's returns are generally open to examination from 2015 forward and the net operating losses acquired in the acquisition of nTelos are open to examination from 2002 forward.

The Company’s effective tax rate for the three months ended June 30, 2019 was approximately 25.6%, as compared with approximately 26.8% for the three months ended June 30, 2018. The Company’s effective tax rate for the six months ended June 30, 2019 was approximately 24.4%, which was consistent with approximately 24.8% for the six months ended June 30, 2018. The effective tax rate has fluctuated in recent periods due to share based compensation tax benefits that are recognized as incurred. The Company paid cash income taxes of $4.2 million in the six months ended June 30, 2019. The Company received cash income tax refunds of $3.4 million in the six months ended June 30, 2018.

Note 14. Segment Reporting

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

•
Cable provides video, broadband and voice services in franchise areas in portions of Virginia, West Virginia, western Maryland, and eastern Kentucky, and leases fiber optic facilities throughout its service area. It does not include video, broadband and voice services provided to customers in Shenandoah County, Virginia.

•
Wireline provides regulated and unregulated voice services, video, broadband, long distance access services, and leases fiber optic facilities throughout portions of Virginia, West Virginia, Maryland and Pennsylvania.

•	Other operations are represented by Shenandoah Telecommunications Company, the parent holding company that provides investing and management services to its subsidiaries.

Three Months Ended June 30, 2019

(in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated
External revenue
Service revenue	$94,350	$30,716	$5,558	$—	$—	$130,624
Equipment revenue	16,548	255	52	—	—	16,855
Tower revenue	1,654	—	—	—	—	1,654
Other revenue	318	2,238	7,225	—	—	9,781
Total external revenue	112,870	33,209	12,835	—	—	158,914
Internal revenue	1,270	1,481	6,692	—	(9,443)	—
Total operating revenue	114,140	34,690	19,527	—	(9,443)	158,914
Operating expenses
Cost of services	33,563	15,701	8,979	—	(8,746)	49,497
Cost of goods sold	15,742	112	19	—	1	15,874
Selling, general and administrative	10,592	5,536	1,988	9,752	(698)	27,170
Depreciation and amortization	32,219	6,555	3,447	132	—	42,353
Total operating expenses	92,116	27,904	14,433	9,884	(9,443)	134,894
Operating income (loss)	$22,024	$6,786	$5,094	$(9,884)	$—	$24,020

Index

Three Months Ended June 30, 2018

(in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated
External revenue
Service revenue	$95,690	$28,748	$5,301	$—	$—	$129,739
Equipment revenue	15,819	144	46	—	—	16,009
Tower revenue	1,636	—	—	—	—	1,636
Other revenue	364	2,122	6,631	—	—	9,117
Total external revenue	113,509	31,014	11,978	—	—	156,501
Internal revenue	1,244	1,097	7,134	—	(9,475)	—
Total operating revenue	114,753	32,111	19,112	—	(9,475)	156,501
Operating expenses
Cost of services	33,488	15,125	9,373	12	(8,864)	49,134
Cost of goods sold	15,082	63	20	1	—	15,166
Selling, general and administrative	12,367	4,661	1,686	11,812	(611)	29,915
Depreciation and amortization	31,565	6,179	3,240	133	—	41,117
Total operating expenses	92,502	26,028	14,319	11,958	(9,475)	135,332
Operating income (loss)	$22,251	$6,083	$4,793	$(11,958)	$—	$21,169

Six Months Ended June 30, 2019

(in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated
External revenue
Service revenue	$191,425	$60,421	$11,043	$—	$—	$262,889
Equipment revenue	31,839	525	103	—	—	32,467
Tower revenue	3,325	—	—	—	—	3,325
Other revenue	665	4,503	13,908	—	—	19,076
Total external revenue	227,254	65,449	25,054	—	—	317,757
Internal revenue	2,540	2,950	13,382	—	(18,872)	—
Total operating revenue	229,794	68,399	38,436	—	(18,872)	317,757
Operating expenses
Cost of services	67,041	31,348	18,130	—	(17,504)	99,015
Cost of goods sold	30,169	287	55	—	—	30,511
Selling, general and administrative	21,954	11,262	3,831	20,213	(1,368)	55,892
Depreciation and amortization	63,269	13,013	6,980	270	—	83,532
Total operating expenses	182,433	55,910	28,996	20,483	(18,872)	268,950
Operating income (loss)	$47,361	$12,489	$9,440	$(20,483)	$—	$48,807

Index

Six Months Ended June 30, 2018

(in thousands)	Wireless	Cable	Wireline	Other	Eliminations	Consolidated
External revenue
Service revenue	$187,855	$57,219	$10,609	$—	$—	$255,683
Equipment revenue	33,193	303	92	—	—	33,588
Tower revenue	3,294					3,294
Other revenue	732	4,172	13,170	—	—	18,074
Total external revenue	225,074	61,694	23,871	—	—	310,639
Internal revenue	2,483	2,128	14,948	—	(19,559)	—
Total operating revenue	227,557	63,822	38,819	—	(19,559)	310,639
Operating expenses
Cost of services	67,238	30,281	19,175	12	(18,230)	98,476
Cost of goods sold	30,809	119	42	1	—	30,971
Selling, general and administrative	24,502	9,609	3,403	22,480	(1,329)	58,665
Depreciation and amortization	65,490	12,203	6,634	277	—	84,604
Total operating expenses	188,039	52,212	29,254	22,770	(19,559)	272,716
Operating income (loss)	$39,518	$11,610	$9,565	$(22,770)	$—	$37,923

Note 15. Subsequent Events

During the second quarter of 2019, the Company agreed to purchase certain indefinite-lived FCC spectrum licenses and to assume the leases for certain other FCC spectrum licenses covering portions of Virginia and West Virginia. We plan to use these licenses in our Cable segment to provide fixed wireless broadband coverage.  The Company agreed to pay $17.0 million at close of these agreements and approximately $4.0 million over the remaining lease terms of approximately 20 years.  On July 9, 2019, we closed on the purchase of the indefinite-lived licenses and remitted $13.8 million to the seller. Assumption of the leased licenses is expected to close at various dates during the third quarter of 2019, following customary regulatory approvals.

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

Overview

Shenandoah Telecommunications Company (Shentel) provides a broad range of diversified communications services through its high speed, state-of-the-art network to customers in the Mid-Atlantic United States. The Company’s services include: wireless voice and data; cable video, internet and digital voice; fiber network and services; and regulated local and long distance telephone. Shentel is the exclusive personal communications service (“PCS”) Affiliate of Sprint in a multi-state area covering large portions of central and western Virginia, south-central Pennsylvania, West Virginia, and portions of Maryland, North Carolina, Kentucky, and Ohio. For more information, please visit www.shentel.com.

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

Fiber to the Home (FTTH): As of June 30, 2019, we are in the initial stage of deploying our new FTTH product, in our Cable segment, which leverages our existing robust fiber network and commercial customer base to target certain residential areas in three initial markets within our wireless service territory. We incurred $0.8 million and $1.0 million of FTTH expenses in the three and six months ending June 30, 2019, respectively. We expect to continue to incur expenses related to the initiation of FTTH in the select markets, in advance of generating revenue from this new product.

Index

Results of Operations

Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018

The Company's consolidated results from operations are summarized as follows:

	Three Months Ended June 30,				Change
($ in thousands)	2019	% of Revenue	2018	% of Revenue	$	%
Operating revenue	$158,914	100.0%	$156,501	100.0%	2,413	1.5%
Operating expenses	134,894	84.9%	135,332	86.5%	(438)	(0.3)%
Operating income	24,020	15.1%	21,169	13.5%	2,851	13.5%

Interest expense	(7,522)	(4.7)%	(8,851)	(5.7)%	(1,329)	(15.0)%
Other income, net	1,176	0.7%	839	0.5%	337	40.2%
Income before taxes	17,674	11.1%	13,157	8.4%	4,517	34.3%
Income tax expense	4,524	2.8%	3,531	2.3%	993	28.1%
Net income	$13,150	8.3%	$9,626	6.2%	3,524	36.6%

Operating revenue
During the three months ended June 30, 2019, operating revenue increased approximately $2.4 million, or 1.5%, compared with the three months ended June 30, 2018, driven by growth in the Cable and Wireline segments.

Operating expenses
During the three months ended June 30, 2019, operating expenses decreased approximately $0.4 million, or 0.3%, compared with the three months ended June 30, 2018. The decrease was primarily due to a decline in selling, general and administrative expenses in our Wireless and Other segments.

Interest expense
During the three months ended June 30, 2019, interest expense decreased approximately $1.3 million, or 15.0%, compared with the three months ended June 30, 2018. The decrease in interest expense was primarily attributable to the 2018 amendments to the Credit Facility Agreement that reduced the applicable base interest rate by 75 basis points, and scheduled reductions of principal, partially offset by the effect of increases in LIBOR.

Other income, net
During the three months ended June 30, 2019, other income, net increased approximately $0.3 million, or 40.2%, compared with the three months ended June 30, 2018. The increase in other income, net was primarily attributable to the growth in the value of our investments.

Income tax expense
During the three months ended June 30, 2019, income tax expense increased approximately $1.0 million, or 28.1%, compared with the three months ended June 30, 2018. The increase was consistent with the growth in our income before taxes.

Our effective tax rate for the three months ended June 30, 2019 was approximately 25.6%, as compared with approximately 26.8% for the three months ended June 30, 2018.

Index

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018

The Company's consolidated results from operations are summarized as follows:

	Six Months Ended June 30,				Change
($ in thousands)	2019	% of Revenue	2018	% of Revenue	$	%
Operating revenue	$317,757	100.0%	$310,639	100.0%	7,118	2.3%
Operating expenses	268,950	84.6%	272,716	87.8%	(3,766)	(1.4)%
Operating income	48,807	15.4%	37,923	12.2%	10,884	28.7%

Interest expense	(15,476)	(4.9)%	(18,183)	(5.9)%	(2,707)	14.9%
Other income, net	2,463	0.8%	1,828	0.6%	635	34.7%
Income before taxes	35,794	11.3%	21,568	6.9%	14,226	66.0%
Income tax expense	8,734	2.7%	5,359	1.7%	3,375	63.0%
Net income	$27,060	8.5%	$16,209	5.2%	10,851	66.9%

Operating revenue
During the six months ended June 30, 2019, operating revenue increased approximately $7.1 million, or 2.3%, compared with the six months ended June 30, 2018, driven by subscriber growth in the Wireless and Cable segments. Refer to the discussion of the results of operations for the Wireless and Cable segments, included within this quarterly report, for additional information.

Operating expenses
During the six months ended June 30, 2019, operating expenses decreased approximately $3.8 million, or 1.4%, compared with the six months ended June 30, 2018. The decrease was primarily due to a $2.2 million decline in Wireless amortization expense primarily from lower amortization expense on our affiliate contract expansion rights, which is recognized on an accelerated method that declines over time, and a $2.8 million decline in selling, general and administrative expenses driven by the Wireless and Other segments.

Interest expense
During the six months ended June 30, 2019, interest expense decreased approximately $2.7 million, or 14.9%, compared with the six months ended June 30, 2018. The decrease in interest expense was primarily attributable to the 2018 amendments to the Credit Facility Agreement that reduced the applicable base interest rate by 75 basis points and principal repayments.

Other income, net
During the six months ended June 30, 2019, other income, net increased approximately $0.6 million, or 34.7%, compared with the six months ended June 30, 2018. The increase in other income, net was primarily attributable to growth in the value of our investments.

Income tax expense
During the six months ended June 30, 2019, income tax expense increased approximately $3.4 million, or 63.0%, compared with the six months ended June 30, 2018. The increase was consistent with the growth in our income before taxes.

Our effective tax rate for the six months ended June 30, 2019 was approximately 24.4%, which was consistent with approximately 24.8% for six months ended June 30, 2018.

Index

Wireless

The following tables indicate selected operating statistics of Wireless, including Sprint subscribers:

	June 30, 2019 (4)	June 30, 2018 (4)
Retail PCS subscribers - postpaid	811,719	780,658
Retail PCS subscribers - prepaid	269,039	252,054
PCS market POPS (000) (1)	7,227	7,023
PCS covered POPS (000) (1)	6,285	5,908
CDMA base stations (sites)	1,910	1,770
Towers owned	217	193
Cell site leases	200	192

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019 (4)	2018 (4)
Gross PCS subscriber additions - postpaid	52,799	44,629	103,646	87,706
Net PCS subscriber additions - postpaid (2)	10,767	5,797	16,543	44,061
Gross PCS subscriber additions - prepaid	33,753	33,840	74,732	73,951
Net PCS subscriber additions - prepaid (3)	1,819	1,863	10,335	26,232
PCS average monthly retail churn % - postpaid	1.74%	1.67%	1.81%	1.78%
PCS average monthly retail churn % - prepaid	3.97%	4.25%	4.06%	4.32%
_______________________________________________________

(1)
"POPS" refers to the estimated population of a given geographic area. Market POPS are those within a market area which we are authorized to serve under our Sprint PCS affiliate agreement, and Covered POPS are those covered by our network. The data source for POPS is U.S. census data.

(2)	For the six months ended June 30, 2018 Net PCS subscriber additions - postpaid were 5,718 excluding the acquisition of the expansion area on February 1, 2018.

(3)	For the six months ended June 30, 2018 Net PCS subscriber additions - prepaid were 10,541 excluding the acquisition of the expansion area on February 1, 2018.

(4)	Beginning February 1, 2018 includes Richmond Expansion Area except for gross PCS subscriber additions.

The subscriber statistics above, excluding gross additions, include the Richmond Expansion Area as follows:

February 1, 2018
Expansion Area
PCS subscribers - postpaid	38,343
PCS subscribers - prepaid	15,691
Acquired PCS market POPS (000)	1,082
Acquired PCS covered POPS (000)	602
Acquired CDMA base stations (sites)	105

Index

Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018

	Three Months Ended June 30,				Change
($ in thousands)	2019	% of Revenue	2018	% of Revenue	$	%
Wireless operating revenue
Wireless service revenue	$94,350	82.7%	$95,690	83.4%	(1,340)	(1.4)%
Tower lease revenue	2,921	2.6%	2,878	2.5%	43	1.5%
Equipment revenue	16,548	14.5%	15,819	13.8%	729	4.6%
Other revenue	321	0.2%	366	0.3%	(45)	(12.3)%
Total Wireless operating revenue	114,140	100.0%	114,753	100.0%	(613)	(0.5)%
Wireless operating expenses
Cost of services	33,563	29.4%	33,488	29.2%	75	0.2%
Cost of goods sold	15,742	13.8%	15,082	13.1%	660	4.4%
Selling, general and administrative	10,592	9.3%	12,367	10.8%	(1,775)	(14.4)%
Depreciation and amortization	32,219	28.2%	31,565	27.5%	654	2.1%
Total Wireless operating expenses	92,116	80.7%	92,502	80.6%	(386)	(0.4)%
Wireless operating income	$22,024	19.3%	$22,251	19.4%	(227)	(1.0)%

Operating Revenue
Under our affiliate agreement with Sprint, we have historically earned and recognized monthly revenue of $1.5 million for providing service to Sprint customers who pass through our network area ("Travel Revenue"). While we continue to provide these services to Sprint, the agreed upon payments were suspended by Sprint on April 30, 2019. Accordingly, we have ceased recognizing revenue for the services provided after that date until a new prospective fee can be agreed. We expect to resolve the new travel fees in the third quarter 2019.

Wireless operating revenue decreased slightly to $114.1 million for the three months ended June 30, 2019, compared with $114.8 million for the three months ended June 30, 2018. Travel Revenue declined $3.0 million from second quarter 2018 due to the suspension by Sprint of Travel Revenue payments in April 2019 and the cessation of recognizing Travel Revenue until the parties finalize travel fees. The Travel Revenue decline was substantially offset by increases in subscriber service revenue of $0.9 million, in equipment revenue of $0.7 million, and in roaming revenue of $0.5 million.

The table below provides additional detail for Wireless service revenue.

	Three Months Ended June 30,		Change
($ in thousands)	2019	2018	$	%
Wireless service revenue:
Postpaid billings (1)	$97,779	$96,127	1,652	1.7%
Amortization of deferred contract and other costs	(5,636)	(4,615)	(1,021)	(22.1)%
Sprint management fee	(7,781)	(7,803)	22	0.3%
Net service fee	(8,365)	(8,303)	(62)	(0.7)%
Total postpaid service revenue	75,997	75,406	591	0.8%
Prepaid billings	30,328	27,915	2,413	8.6%
Amortization of deferred contract and other costs	(14,814)	(12,876)	(1,938)	(15.1)%
Sprint management fee	(1,911)	(1,754)	(157)	(9.0)%
Total prepaid service revenue	13,603	13,285	318	2.4%
Travel and other revenue	4,750	6,999	(2,249)	(32.1)%
Total service revenue	$94,350	$95,690	(1,340)	(1.4)%
_______________________________________________________

(1)
Postpaid net billings are defined under the terms of the affiliate contract with Sprint to be the gross billings to customers within our wireless network coverage area less billing credits and adjustments and allocated write-offs of uncollectible accounts.

Index

The increase in postpaid service revenue during the three months ended June 30, 2019, was primarily attributable to the addition of 31,061 postpaid PCS retail subscribers.

The increase in prepaid service revenue during the three months ended June 30, 2019, was primarily attributable to the addition 16,985 prepaid PCS retail subscribers.

Cost of services
During the three months ended June 30, 2019, cost of services increased approximately $0.1 million or 0.2%, compared with the three months ended June 30, 2018 due to lower backhaul circuit costs.

Cost of goods sold
During the three months ended June 30, 2019, cost of goods sold increased approximately $0.7 million, or 4.4%, compared with the three months ended June 30, 2018. Higher cost of goods sold reflect an increase in sales due to a larger percentage of activations originating from Shentel-owned stores.

Selling, general and administrative
During the three months ended June 30, 2019, selling, general and administrative costs decreased approximately $1.8 million, or 14.4%, compared with the three months ended June 30, 2018 primarily due to reductions in transactional tax expenses.

Depreciation and amortization
During the three months ended June 30, 2019, depreciation and amortization increased approximately $0.7 million, or 2.1%, compared with the three months ended June 30, 2018 primarily from the continued deployment of property, plant and equipment necessary to support the expansion of our wireless service territory.

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018

	Six Months Ended June 30,				Change
($ in thousands)	2019	% of Revenue	2018	% of Revenue	$	%
Wireless operating revenue
Wireless service revenue	$191,425	83.3%	$187,855	82.6%	3,570	1.9%
Tower lease revenue	5,860	2.6%	5,774	2.5%	86	1.5%
Equipment revenue	31,839	13.9%	33,193	14.6%	(1,354)	(4.1)%
Other revenue	670	0.2%	735	0.3%	(65)	(8.8)%
Total Wireless operating revenue	229,794	100.0%	227,557	100.0%	2,237	1.0%
Wireless operating expenses
Cost of services	67,041	29.2%	67,238	29.5%	(197)	(0.3)%
Cost of goods sold	30,169	13.1%	30,809	13.5%	(640)	(2.1)%
Selling, general and administrative	21,954	9.6%	24,502	10.8%	(2,548)	(10.4)%
Depreciation and amortization	63,269	27.5%	65,490	28.8%	(2,221)	(3.4)%
Total Wireless operating expenses	182,433	79.4%	188,039	82.6%	(5,606)	(3.0)%
Wireless operating income	$47,361	20.6%	$39,518	17.4%	7,843	19.8%

Operating Revenue
Under our affiliate agreement with Sprint, we have historically earned and recognized monthly revenue of $1.5 million for providing service to Sprint customers who pass through our network area. While we continue to provide these services to Sprint, the agreed upon fee was suspended on April 30, 2019. Accordingly, we have ceased recognizing revenue for the services provided after that date until a new prospective fee can be agreed.

During the six months ended June 30, 2019, operating revenue increased approximately $2.2 million, or 1.0%, compared with the six months ended June 30, 2018. This increase in operating revenue was driven by a 4.0% increase in postpaid subscribers and a 6.7% increase in prepaid PCS subscribers, and was partially offset by a reduction in travel and other revenue. Refer to the detailed Wireless service revenue chart provided below for additional information.

Index

The table below provides additional detail for Wireless service revenue.

	Six Months Ended June 30,		Change
($ in thousands)	2019	2018	$	%
Wireless service revenue:
Postpaid billings (1)	$195,255	$189,417	5,838	3.1%
Amortization of deferred contract and other costs	(10,824)	(9,080)	(1,744)	19.2%
Sprint management fee	(15,543)	(15,203)	(340)	2.2%
Net service fee	(16,709)	(16,258)	(451)	2.8%
Total postpaid service revenue	152,179	148,876	3,303	2.2%
Prepaid billings	59,861	54,256	5,605	10.3%
Amortization of deferred contract and other costs	(29,351)	(25,664)	(3,687)	14.4%
Sprint management fee	(3,777)	(3,403)	(374)	11.0%
Total prepaid service revenue	26,733	25,189	1,544	6.1%
Travel and other revenue	12,513	13,790	(1,277)	(9.3)%
Total service revenue	$191,425	$187,855	3,570	1.9%
_______________________________________________________

(1)
Postpaid net billings are defined under the terms of the affiliate contract with Sprint to be the gross billings to customers within our wireless network coverage area less billing credits and adjustments and allocated write-offs of uncollectible accounts.

The increase in postpaid service revenue during the six months ended June 30, 2019, was primarily attributable to the addition of 31,061 postpaid PCS retail subscribers.

The increase in prepaid service revenue during the six months ended June 30, 2019, was primarily attributable to the addition of 16,985 prepaid PCS retail subscribers.

Cost of services
During the six months ended June 30, 2019, cost of services decreased approximately $0.2 million or 0.3%, compared with the six months ended June 30, 2018 primarily from a $3.3 million reduction in backhaul circuit costs, partially offset by a $2.5 million increase in net rent expense driven by the addition of new cell sites.

Cost of goods sold
During the six months ended June 30, 2019, cost of goods sold decreased approximately $0.6 million, or 2.1%, compared with the six months ended June 30, 2018. Lower cost of goods sold reflects a reduction in sales in Shentel-owned stores.

Selling, general and administrative
During the six months ended June 30, 2019, selling, general and administrative costs decreased approximately $2.5 million, or 10.4%, compared with the six months ended June 30, 2018 primarily due to reductions in transactional tax expenses.

Depreciation and amortization
During the six months ended June 30, 2019, depreciation and amortization decreased approximately $2.2 million, or 3.4%, compared with the six months ended June 30, 2018 primarily from lower amortization expense on our affiliate contract expansion rights, which is recognized on an accelerated method that declines over time.

Index

Cable

The following table indicates selected operating statistics of Cable:

	June 30, 2019	June 30, 2018
Homes passed (1)	189,762	185,016
Customer relationships (2)
Video users	40,497	42,483
Non-video customers	43,024	35,773
Total customer relationships	83,521	78,256
Video
Customers (3)	42,874	44,800
Penetration (4)	22.6%	24.2%
Digital video penetration (5)	90.3%	76.9%
Broadband
Users (3)	71,893	65,466
Penetration (4)	37.9%	35.4%
Voice
Users (3)	23,805	22,882
Penetration (4)	12.5%	12.4%
Total revenue generating units (6)	138,572	133,148
Fiber route miles	3,657	3,426
Total fiber miles (7)	143,762	133,702
Average revenue generating units	138,016	132,287
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

(3)
Generally, a dwelling or commercial unit with one or more television sets connected to our distribution system counts as one video customer. Where services are provided on a bulk basis for video, broadband, or voice services, such as to hotels and some multi-dwelling units, the revenue charged to the customer is divided by the rate for comparable service in the local market to determine the number of customer equivalents included in the customer counts shown above.

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

Index

Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018

	Three Months Ended June 30,				Change
($ in thousands)	2019	% of Revenue	2018	% of Revenue	$	%
Cable operating revenue
Service revenue	$30,716	88.5%	$28,748	89.5%	1,968	6.8%
Equipment revenue	255	0.7%	144	0.4%	111	77.1%
Other revenue	3,719	10.8%	3,219	10.1%	500	15.5%
Total Cable operating revenue	34,690	100.0%	32,111	100.0%	2,579	8.0%
Cable operating expenses
Cost of services	15,701	45.3%	15,125	47.1%	576	3.8%
Cost of goods sold	112	0.3%	63	0.2%	49	77.8%
Selling, general and administrative	5,536	16.0%	4,661	14.5%	875	18.8%
Depreciation and amortization	6,555	18.8%	6,179	19.3%	376	6.1%
Total Cable operating expenses	27,904	80.4%	26,028	81.1%	1,876	7.2%
Cable operating income	$6,786	19.6%	$6,083	18.9%	703	11.6%

Service revenue
During the three months ended June 30, 2019, service revenue increased approximately $2.0 million, or 6.8%, compared with the three months ended June 30, 2018. The increase was primarily attributable to a full quarter of Big Sandy results, increases in broadband subscribers and higher average revenue per customer ("ARPU") related to broadband customers upgrading to higher-speed data access packages and increases in video rates.

Other revenue
Other revenue is mainly comprised of fiber services and installation services. During the three months ended June 30, 2019, other revenue increased approximately $0.5 million, or 15.5%, compared with the three months ended June 30, 2018 primarily attributable to expansion of the Company's fiber network and increased demand for fiber services.

Operating expenses
During the three months ended June 30, 2019, operating expenses increased approximately $1.9 million, or 7.2%, compared with the three months ended June 30, 2018 primarily due to professional fees associated with starting our FTTH product offering and higher repair and maintenance expense associated with maintaining our growing network. We expect to continue to incur expenses related to the initiation of FTTH in select markets, in advance of generating revenue from this new product.

Index

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018

	Six Months Ended June 30,				Change
($ in thousands)	2019	% of Revenue	2018	% of Revenue	$	%
Cable operating revenue
Service revenue	$60,421	88.3%	$57,219	89.7%	3,202	5.6%
Equipment revenue	525	0.8%	303	0.5%	222	73.3%
Other revenue	7,453	10.9%	6,300	9.8%	1,153	18.3%
Total Cable operating revenue	68,399	100.0%	63,822	100.0%	4,577	7.2%
Cable operating expenses
Cost of services	31,348	45.8%	30,281	47.4%	1,067	3.5%
Cost of goods sold	287	0.4%	119	0.2%	168	141.2%
Selling, general and administrative	11,262	16.5%	9,609	15.1%	1,653	17.2%
Depreciation and amortization	13,013	19.0%	12,203	19.1%	810	6.6%
Total Cable operating expenses	55,910	81.7%	52,212	81.8%	3,698	7.1%
Cable operating income	$12,489	18.3%	$11,610	18.2%	879	7.6%

Service revenue
During the six months ended June 30, 2019, service revenue increased approximately $3.2 million, or 5.6%, compared with the six months ended June 30, 2018. The increase in service revenue was primarily attributable to the addition of 5,265 customer relationships, of which approximately 2,000 were acquired from Big Sandy, as well as broadband customers upgrade to higher-speed data access packages and increases in video rates.

Other revenue
Other revenue is mainly comprised of fiber services and installation services. During the six months ended June 30, 2019, other revenue increased approximately $1.2 million, or 18.3%, compared with the six months ended June 30, 2018 primarily attributable to expansion of the Company's fiber network and increased demand for fiber services.

Operating expenses
During the six months ended June 30, 2019, operating expenses increased approximately $3.7 million, or 7.1%, compared with the six months ended June 30, 2018 primarily due to professional fees associated with starting our FTTH product offering and higher repair and maintenance expense associated with maintaining our growing network. We expect to continue to incur expenses related to the initiation of FTTH in select markets, in advance of generating revenue from this new product.

Index

Wireline

The following table includes selected operating statistics of the Wireline operations:

	June 30, 2019	June 30, 2018
Long distance subscribers	9,461	8,930
Video customers (1)	4,520	4,850
Broadband customers	14,643	14,694
Fiber route miles	2,176	2,099
Total fiber miles (2)	163,363	157,008
_______________________________________________________

(1)	Wireline’s video service passes approximately 16,500 homes.

(2)
Fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018

	Three Months Ended June 30,				Change
($ in thousands)	2019	% of Revenue	2018	% of Revenue	$	%
Wireline operating revenue
Service revenue	$5,955	30.5%	$5,725	30.0%	230	4.0%
Carrier access and fiber revenue	12,835	65.7%	12,468	65.2%	367	2.9%
Equipment revenue	52	0.3%	46	0.2%	6	13.0%
Other revenue	685	3.5%	873	4.6%	(188)	(21.5)%
Total Wireline operating revenue	19,527	100.0%	19,112	100.0%	415	2.2%
Wireline operating expenses
Cost of services	8,979	46.0%	9,373	49.0%	(394)	(4.2)%
Costs of goods sold	19	0.1%	20	0.1%	(1)	(5.0)%
Selling, general and administrative	1,988	10.2%	1,686	8.8%	302	17.9%
Depreciation and amortization	3,447	17.6%	3,240	17.0%	207	6.4%
Total Wireline operating expenses	14,433	73.9%	14,319	74.9%	114	0.8%
Wireline operating income	$5,094	26.1%	$4,793	25.1%	301	6.3%

Operating revenue
During the three months ended June 30, 2019, total operating revenue increased approximately $0.4 million compared with the three months ended June 30, 2018. The increase in operating revenue was primarily attributable to the timing of receiving regulatory support funds.

Operating expenses
During the three months ended June 30, 2019, total operating expenses were comparable to the three months ended June 30, 2018.

Index

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018

	Six Months Ended June 30,				Change
($ in thousands)	2019	% of Revenue	2018	% of Revenue	$	%
Wireline operating revenue
Service revenue	$11,808	30.7%	$11,615	29.9%	193	1.7%
Carrier access and fiber revenue	25,164	65.5%	25,322	65.2%	(158)	(0.6)%
Equipment revenue	103	0.3%	92	0.2%	11	12.0%
Other revenue	1,361	3.5%	1,790	4.7%	(429)	(24.0)%
Total Wireline operating revenue	38,436	100.0%	38,819	100.0%	(383)	(1.0)%
Wireline operating expenses
Cost of services	18,130	47.2%	19,175	49.4%	(1,045)	(5.4)%
Costs of goods sold	55	0.1%	42	0.1%	13	31.0%
Selling, general and administrative	3,831	10.0%	3,403	8.8%	428	12.6%
Depreciation and amortization	6,980	18.1%	6,634	17.1%	346	5.2%
Total Wireline operating expenses	28,996	75.4%	29,254	75.4%	(258)	(0.9)%
Wireline operating income	$9,440	24.6%	$9,565	24.6%	(125)	(1.3)%

Operating revenue
During the six months ended June 30, 2019, total operating revenue was consistent with the six months ended June 30, 2018.

Operating expenses
During the six months ended June 30, 2019, total operating expenses were consistent with the six months ended June 30, 2018.

Non-GAAP Financial Measures

Adjusted OIBDA

Adjusted OIBDA represents Operating income before depreciation, amortization, stock-based compensation and certain other items of revenue, expense, gain or loss not reflective of our operating performance, which may or may not be recurring in nature.

Adjusted OIBDA is a non-GAAP financial measure that we use to evaluate our operating performance in comparison to our competitors. Management believes that analysts and investors use Adjusted OIBDA as a supplemental measure of operating performance to facilitate comparisons with other telecommunications companies. This measure isolates and evaluates operating performance by excluding the cost of financing (e.g., interest expense), as well as the non-cash depreciation and amortization of past capital investments, non-cash share-based compensation expense, and certain other items of revenue, expense, gain or loss not reflective of our operating performance, which may or may not be recurring in nature.

During Q2 2019, we modified our definition of Adjusted OIBDA to exclude the benefit received from the waived management fee and non-cash amortization of deferred contract costs, as well as certain other immaterial items. This change enhances the comparability of our non-GAAP performance measure with similar performance measures reported by comparable companies in our industry. We have applied this change consistently to all comparable periods presented below.

Adjusted OBIDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for income from operations, net income or any other measure of financial performance reported in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

Index

The following tables reconcile Adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure:

Three Months Ended June 30, 2019
(in thousands)	Wireless	Cable	Wireline	Other	Consolidated
Operating income	$22,024	$6,786	$5,094	$(9,884)	$24,020
Depreciation and amortization	32,219	6,555	3,447	132	42,353
OIBDA	54,243	13,341	8,541	(9,752)	66,373
Share-based compensation expense	—	—	—	593	593
Adjusted OIBDA	$54,243	$13,341	$8,541	$(9,159)	$66,966

Additionally, we realized cash savings of $9.7 million during the period from the waiver of Sprint's Management Fee. These cash savings are accounted for as a reduction of the affiliate contract enhancement asset, which was recognized in conjunction with the 2016 nTelos acquisition. The remaining waived management fee balance at June 30, 2019 was $137.9 million, which we expect to realize through 2022.

Three Months Ended June 30, 2018
(in thousands)	Wireless	Cable	Wireline	Other	Consolidated
Operating income	$22,251	$6,083	$4,793	$(11,958)	$21,169
Depreciation and amortization	31,565	6,179	3,240	133	41,117
OIBDA	53,816	12,262	8,033	(11,825)	62,286
Share-based compensation expense	—	—	—	1,370	1,370
Adjusted OIBDA	$53,816	$12,262	$8,033	$(10,455)	$63,656

Additionally, we realized cash savings of $9.6 million during the period from the waiver of Sprint's Management Fee, as discussed above.

Six Months Ended June 30, 2019
(in thousands)	Wireless	Cable	Wireline	Other	Consolidated
Operating income	$47,361	$12,489	$9,440	$(20,483)	$48,807
Depreciation and amortization	63,269	13,013	6,980	270	83,532
OIBDA	110,630	25,502	16,420	(20,213)	132,339
Share-based compensation expense	—	—	—	2,307	2,307
Adjusted OIBDA	$110,630	$25,502	$16,420	$(17,906)	$134,646

Additionally, we realized cash savings of $19.3 million during the period from the waiver of Sprint's Management Fee, as discussed above.

Six Months Ended June 30, 2018
(in thousands)	Wireless	Cable	Wireline	Other	Consolidated
Operating income	$39,518	$11,610	$9,565	$(22,770)	$37,923
Depreciation and amortization	65,490	12,203	6,634	277	84,604
OIBDA	105,008	23,813	16,199	(22,493)	122,527
Share-based compensation expense	—	—	—	3,407	3,407
Adjusted OIBDA	$105,008	$23,813	$16,199	$(19,086)	$125,934

Additionally, we realized cash savings of $18.6 million during the period from the waiver of Sprint's Management Fee, as discussed above.

Index

Liquidity and Capital Resources

As of June 30, 2019 our Cash and cash equivalents totaled $98.1 million and the availability under our revolving line of credit was $75.0 million, for a total available liquidity of $173.1 million.

Sources and Uses of Cash.
Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, and proceeds available under our Credit Facility.

The Company generated approximately $129.6 million of net cash from operations in the first six months of 2019, representing an increase of $2.5 million or 2.0%, compared with the first six months of 2018, driven by:

•	a $10.9 million increase in net income, and was partially offset by

•	$7.6 million increase in net cash outflows from income taxes, and

•	$0.8 million as the result of a change in working capital.

Net cash used in investing activities decreased $24.9 million, or 21.8%, for the six months ended June 30, 2019. Cash used in investing activities for the six months ended June 30, 2019, was primarily for:

•	$79.1 million for capital expenditures primarily driven by capacity upgrades and network expansion across our Wireless and Cable segments; and

•
investments in our wireless, cable and fiber networks, other infrastructure investments, made on a recurring basis. In 2018, we acquired the Sprint Territory Expansion Area for $52.0 million and in 2019 we acquired Big Sandy for $10.0 million which was integrated into our Cable segment.

We expect our investments in our networks and infrastructure to expand in support of our continued growth.

Net cash used in financing activities increased $1.3 million, or 5.0%, for the six months ended June 30, 2019. The use of cash for the six months ended June 30, 2019, was primarily from increased principal payments on our long-term debt.

Borrowing Capacity. As of June 30, 2019, the Company’s outstanding debt, under the Credit Facility, totaled $760.5 million, with an estimated annualized effective interest rate of 3.79% after considering the impact of the interest rate swap contracts and unamortized loan costs.

As of June 30, 2019, the Company was in compliance with the financial covenants in its Credit Facility agreement.

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

Our cash flows from operations could be adversely affected by events outside our control, including, without limitation, changes in overall economic conditions, regulatory requirements, changes in technologies, demand for our products, availability of labor resources and capital, changes in our relationship with Sprint, and other conditions. The Wireless segment’s operations are dependent upon Sprint’s ability to execute certain functions such as billing, customer care, and collections; our ability to develop and implement successful marketing programs and new products and services; and our ability to effectively and economically manage other operating activities under our agreements with Sprint. Our ability to attract and maintain a sufficient customer base, particularly in our cable markets, is also critical to our ability to maintain a positive cash flow from operations. The foregoing events individually or collectively could affect our results.

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

The Company’s market risks relate primarily to changes in interest rates. The Company’s interest rate risk generally involves two components. The first component is outstanding debt with variable rates. As of June 30, 2019, the Company had $760.5 million of gross variable rate debt outstanding bearing interest at a weighted average rate of 3.79% as determined on a quarterly basis. An increase in market interest rates of 1.00% would add approximately $7.5 million to annual interest expense, excluding the effect of the interest rate swap. The swaps cover notional principal equal to approximately 50% or $361.9 million as of June 30, 2019 of the outstanding variable rate debt through maturity in 2023. The Company is required to pay a combined fixed rate of approximately 1.16% and receive a variable rate based on one month LIBOR (2.44% for June 2019), to manage a portion of its interest rate risk. Changes in the net interest paid or received under the swaps would offset approximately 50% of the change in interest expense on the variable rate debt outstanding. The swap agreements currently reduce annual interest expense by approximately $2.3 million, based on the spread between the fixed rate and the variable rate currently in effect on our debt.

Index

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management, with the participation of our President and Chief Executive Officer, who is the Principal Executive Officer, and the Senior Vice President - Finance and Chief Financial Officer, who is the Principal Financial Officer, and the Vice President and Chief Accounting Officer, who is the Principal Accounting Officer, conducted an evaluation of our disclosure controls and procedures, (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly report on Form 10-Q.

As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, we identified material weaknesses in internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As remediation has not yet been completed, our President and Chief Executive Officer and our Senior Vice President - Finance and Chief Financial Officer, and our Vice President - Chief Accounting Officer, have concluded that our disclosure controls and procedures continued to be ineffective as of June 30, 2019.

Notwithstanding the material weaknesses, management has concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of June 30, 2019, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of June 30, 2019, the Company has not identified any needed updates to the risk factors included in our most recent Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

The following table provides information about shares repurchased to settle employee tax withholding related to the vesting of stock awards during the three months ended June 30, 2019:

	Number of Shares Surrendered	Average Price Paid per Share
April 1 to April 30	402	$41.50
May 1 to May 31	1,864	42.62
June 1 to June 30	3,104	38.18
Total	5,370	$39.97

Index

ITEM 6.	Exhibits

(a)	The following exhibits are filed with this Quarterly Report on Form 10-Q:

3.1	Amended and Restated Bylaws of Shenandoah Telecommunications Company, as amended effective April 16, 2019

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

	101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*    Filed herewith

**
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.

Index

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Amended and Restated Bylaws of Shenandoah Telecommunications Company, as amended effective April 16, 2019

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

	101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

SHENANDOAH TELECOMMUNICATIONS COMPANY

/s/James J. Volk
James J. Volk
Senior Vice President - Chief Financial Officer (Principal Financial Officer)
Date: August 6, 2019