Form 10-Q
period 2020-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2020-04-30
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(540) 984-4141
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock (No Par Value)	SHEN	NASDAQ Global Select Market	49,842,000
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)	(The number of shares of the registrant's common stock outstanding on April 24, 2020)

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
Yes ☐    No  ☒

SHENANDOAH TELECOMMUNICATIONS COMPANY

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$120,232	$101,651
Accounts receivable, net of allowance for doubtful accounts of $410 and $533, respectively	61,526	63,541
Income taxes receivable	8,157	10,306
Inventory, net of allowances of $71 and $66, respectively	7,071	5,728
Prepaid expenses and other	60,923	60,527
Total current assets	257,909	241,753
Investments	12,011	12,388
Property, plant and equipment, net	695,920	701,514
Intangible assets, net	299,458	314,147
Goodwill	149,070	149,070
Operating lease right-of-use assets	382,973	392,589
Deferred charges and other assets	53,436	53,352
Total assets	$1,850,777	$1,864,813
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized loan fees	$31,672	$31,650
Accounts payable	30,384	40,295
Advanced billings and customer deposits	8,414	8,358
Accrued compensation	5,787	10,075
Current operating lease liabilities	44,204	42,567
Accrued liabilities and other	19,183	14,391
Total current liabilities	139,644	147,336
Long-term debt, less current maturities, net of unamortized loan fees	680,531	688,464
Other long-term liabilities:
Deferred income taxes	137,674	137,567
Asset retirement obligations	37,422	36,914
Benefit plan obligations	11,980	12,675
Noncurrent operating lease liabilities	343,723	352,439
Other liabilities	19,153	16,990
Total other long-term liabilities	549,952	556,585
Shareholders’ equity:
Common stock, no par value, authorized 96,000; 49,842 and 49,671 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid in capital	43,158	42,110
Retained earnings	443,290	430,010
Accumulated other comprehensive (loss) income, net of taxes	(5,798)	308
Total shareholders’ equity	480,650	472,428
Total liabilities and shareholders’ equity	$1,850,777	$1,864,813

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
	Three Months Ended March 31,
Revenue:	2020	2019
Service revenue and other	$140,188	$143,231
Equipment revenue	13,000	15,612
Total revenue	153,188	158,843
Operating expenses:
Cost of services	49,565	49,518
Cost of goods sold	12,671	14,637
Selling, general and administrative	30,991	28,722
Depreciation and amortization	36,911	41,179
Total operating expenses	130,138	134,056
Operating income	23,050	24,787
Other income (expense):
Interest expense	(6,211)	(7,954)
Other	733	1,287
Income before income taxes	17,572	18,120
Income tax expense	4,292	4,210
Net income	13,280	13,910
Other comprehensive income:
Unrealized loss on interest rate hedge, net of tax	(6,106)	(2,728)
Comprehensive income	$7,174	$11,182

Net income per share, basic and diluted:
Basic net income per share	$0.27	$0.28
Diluted net income per share	$0.27	$0.28
Weighted average shares outstanding, basic	49,888	49,775
Weighted average shares outstanding, diluted	50,036	50,115

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	49,671	$42,110	$430,010	$308	$472,428
Net income	—	—	13,280	—	13,280
Other comprehensive loss, net of tax	—	—	—	(6,106)	(6,106)
Stock based compensation	137	2,985	—	—	2,985
Common stock issued	—	8	—	—	8
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(42)	(1,945)	—	—	(1,945)
Common stock issued to acquire non-controlling interest in nTelos	76	—	—	—	—
Balance, March 31, 2020	49,842	$43,158	$443,290	$(5,798)	$480,650

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	49,630	$47,456	$388,496	$8,280	$444,232
Net income	—	—	13,910	—	13,910
Other comprehensive loss, net of tax	—	—	—	(2,728)	(2,728)
Stock based compensation	167	1,802	—	—	1,802
Stock options exercised	28	175	—	—	175
Common stock issued	—	8	—	—	8
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(57)	(2,800)	—	—	(2,800)
Common stock issued to acquire non-controlling interest in nTelos	76	—	—	—	—
Balance, March 31, 2019	49,844	$46,641	$402,406	$5,552	$454,599

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$13,280	$13,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,468	35,520
Amortization of intangible assets	4,868	5,659
Accretion of asset retirement obligations	404	350
Bad debt expense	205	367
Stock based compensation expense, net of amount capitalized	2,905	1,714
Deferred income taxes	2,135	(3,378)
Gain from patronage and investments	(339)	(1,140)
Amortization of long-term debt issuance costs	674	963
Changes in assets and liabilities:
Accounts receivable	2,543	(3,127)
Inventory, net	(1,343)	(1,975)
Current income taxes	2,149	7,588
Operating lease right-of-use assets	12,939	7,779
Waived management fee	9,798	9,628
Other assets	(3,489)	(1,460)
Accounts payable	(4,400)	4,641
Lease liabilities	(10,402)	(9,662)
Other deferrals and accruals	(3,287)	(5,714)
Net cash provided by operating activities	61,108	61,663

Cash flows used in investing activities:
Capital expenditures	$(32,299)	(44,420)
Cash disbursed for acquisitions	—	(10,000)
Proceeds from sale of assets and other	274	45
Net cash used in investing activities	(32,025)	(54,375)

Cash flows used in financing activities:
Principal payments on long-term debt	$(8,530)	(19,889)
Taxes paid for equity award issuances	(1,945)	(2,698)
Other	(27)	72
Net cash used in financing activities	(10,502)	(22,515)
Net increase (decrease) in cash and cash equivalents	18,581	(15,227)
Cash and cash equivalents, beginning of period	101,651	85,086
Cash and cash equivalents, end of period	$120,232	$69,859
See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation and Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of the unaudited interim consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies at the date of the unaudited interim consolidated financial statements. These estimates are inherently subject to judgment and actual results could differ.

T-Mobile Acquisition of Sprint
On April 1, 2020, T-Mobile US, Inc. (“T-Mobile”) announced the completion of its business combination with Sprint Corporation (“Sprint”) and subsequently delivered to the Company a notice of Network Technology Conversion, Brand Conversion and Combination Conversion (a “Conversion Notice”) pursuant to the terms of our affiliate agreement. The affiliate agreement provides for a 90-day period following receipt of the Conversion Notice for the parties to negotiate mutually agreeable terms and conditions under which the Company would continue as an affiliate of T-Mobile. The affiliate agreement further provides that, if T-Mobile and the Company have not negotiated a mutually acceptable agreement within the 90-day period, then T-Mobile would have a period of 60 days thereafter to exercise an option to purchase the assets of our Wireless operations for 90% of the "Entire Business Value," (as defined under our affiliate agreement). If T-Mobile does not exercise its purchase option, the Company would then have a 60-day period to exercise an option to purchase the legacy T-Mobile network and subscribers in our service area. If the Company does not exercise its purchase option, T-Mobile must sell or decommission its legacy network and customers in our service area. The outcome of these proceedings could significantly impact our business operations and financial statements.

COVID-19
On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. While we do not operate in the densely populated urban markets that have been most-affected by the pandemic, our postpaid gross additions, equipment revenue, and cost of goods sold decreased as stay-at-home directives led to the temporary closure of approximately 40% of our Sprint-branded retail stores in mid-March.

Our wireless and broadband internet services are essential during a time of social distancing. Nonetheless, national unemployment rates increased markedly in April. Sprint also adopted the Keep Americans Connected pledge and T-Mobile chose to change subscriber collection policies following its April 1, 2020 acquisition of Sprint. It is reasonably possible that these risks and uncertainties could impact the collectability of our accounts receivable and revenue. It is also reasonably possible that they could impact the measurement of our wireless segment’s contract asset, which is reduced by an estimated refund obligation for amounts that T-Mobile is later unable to collect from its subscribers. We update that estimate based upon trends in our refund experience. To-date, our collection experience and expected credit losses have not been materially affected. We will continue to monitor the impacts of this unprecedented pandemic and will prospectively revise our estimates as appropriate.

We do not currently anticipate any material impairments of our long-lived assets or of our indefinite-lived intangible assets as a result of COVID-19.

Revision of Prior Period Financial Statements
In connection with the preparation of our unaudited condensed consolidated financial statements for the three months ended March 31, 2020, we determined that certain errors existed in our previously issued financial statements. Specifically:

•
Prepaid and other assets, as of December 31, 2019, were understated by $2.7 million, deferred tax liabilities were understated by $0.7 million, and retained earnings were understated by $2.0 million as the result of a failure to properly account for handsets that were utilized as demo phones in certain wireless retail stores within our area of operation. All of the impact to retained earnings is attributable to 2017 and prior years.

•
Property, plant and equipment, net, and deferred income tax liabilities as of December 31, 2019 were understated by $1.4 million and $0.4 million, respectively. Depreciation expense was overstated by $1.4 million for the year and quarter ended

December 31, 2019. Income tax expense and net income were understated by $0.4 million and $1.0 million, respectively, for the year and quarter ended December 31, 2019.

We evaluated these errors under the U.S. Securities and Exchange Commission's ("SEC's") authoritative guidance on materiality and the quantification of the effect of prior period misstatements on financial statements, and we have determined that the impact of these errors on our prior period consolidated financial statements is immaterial. However, since the correction of these errors in the first quarter of 2020 could have become material to our results of operations for the year ending December 31, 2020, we revised our prior period financial statements to correct these errors herein. For the year and quarter ended December 31, 2019, the correction of these errors resulted in a $0.02 increase in both basic and diluted earnings per share.

Adoption of New Accounting Principles

There have been no developments related to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company's unaudited condensed consolidated financial statements and note disclosures, from those disclosed in the Company's 2019 Annual Report on Form 10-K, that would be expected to impact the Company except for the following:

The Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses ("ASC 326"): Measurement of Credit Losses on Financial Instruments, as of January 1, 2020 using the modified retrospective transition method. ASC 326 requires the application of a current expected credit loss (“CECL”) impairment model to financial assets measured at amortized cost including trade accounts receivable, net investments in leases, and certain off-balance-sheet credit exposures. Under the CECL model, lifetime expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecasted information. Furthermore, the CECL model requires financial assets with similar risk characteristics to be analyzed on a collective basis. There was no significant impact to condensed consolidated financial statements upon adoption.

The Company adopted ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software ("ASC 350"): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, as of January 1, 2020. ASC 350 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Upon adoption of the standard, implementation costs were capitalized in the period incurred and will be amortized over the term of the hosting arrangement. There was no significant impact to condensed consolidated financial statements upon adoption.

Note 2. Revenue from Contracts with Customers

Refer to Note 13, Segment Reporting, for a summary of our revenue streams, which are discussed further below.

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

Below is a summary of the Wireless segment's contract asset:

	Three Months Ended March 31,
(in thousands)	2020	2019
Beginning Balance	$84,663	$65,674
Contract payments	18,245	18,151
Contract amortization against revenue	(16,710)	(13,454)
Ending Balance	$86,198	$70,371

Our Wireless contract asset is reduced by an estimated obligation to refund amounts that Sprint is later unable to collect from its subscribers. This refund obligation totaled $7.0 million at both March 31, 2020 and December 31, 2019.

Broadband Segment Revenue

Below is a summary of the Broadband segment's capitalized contract acquisition costs:

	Three Months Ended March 31,
(in thousands)	2020	2019
Beginning Balance	$11,005	$10,091
Contract payments	1,685	1,699
Contract amortization	(1,027)	(1,381)
Ending Balance	$11,663	$10,409

Future performance obligations
On March 31, 2020, the Company had approximately $3.2 million allocated to unsatisfied performance obligations that will be satisfied at the rate of approximately $0.8 million per year.

Note 3.  Investments

Investments consist of the following:

(in thousands)	March 31, 2020	December 31, 2019
SERP Investments at fair value	$1,706	$2,278
Cost method investments	9,739	9,497
Equity method investments	566	613
Total investments	$12,011	$12,388

SERP Investments at fair value: The Supplemental Executive Retirement Plan (“SERP”) is a benefit plan that provides deferred compensation to certain employees. The Company holds the related investments in a rabbi trust as a source of funding for future payments under the plan. The SERP’s investments were designated as trading securities and will be liquidated and paid out to the participants upon retirement. The benefit obligation to participants is always equal to the value of the SERP assets under ASC 710 Compensation. Changes to the investments fair value are presented in Other income (expense), while the reciprocal changes in the liability are presented in selling, general and administrative expense.

Cost Method Investments:  Our investment in CoBank’s Class A common stock represented substantially all of our cost method investments with a balance of $9.0 million and $8.7 million at March 31, 2020 and December 31, 2019, respectively. We recognized approximately $1.0 million and $0.9 million of patronage income in Other income (expense) in the three months ended March 31, 2020 and 2019, respectively. Historically, approximately 75% of the patronage distributions were in cash and 25% in equity.

Equity Method Investments: At March 31, 2020, the Company had a 20.0% ownership interest in Valley Network Partnership (“ValleyNet”). The Company and ValleyNet purchase capacity on one another’s fiber network. We recognized revenue of $0.2 million from providing service to ValleyNet during both of the three months ended March 31, 2020 and 2019. We recognized cost of service of $0.8 million and $0.7 million for the use of ValleyNet’s network during both of the three months ended March 31, 2020 and 2019, respectively.

Note 4.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

($ in thousands)	Estimated Useful Lives				March 31, 2020	December 31, 2019
Land					$7,143	$6,976
Buildings and structures	10	-	40	years	238,728	232,730
Cable and fiber	15	-	40	years	348,658	334,260
Equipment and software	3	-	20	years	870,089	867,898
Plant in service					1,464,618	1,441,864
Plant under construction					59,097	56,827
Total property, plant and equipment					1,523,715	1,498,691
Less: accumulated amortization and depreciation					827,795	797,177
Property, plant and equipment, net					$695,920	$701,514

Note 5. Goodwill and Intangible Assets

There were no changes to goodwill during the three months ended March 31, 2020.

Other intangible assets consisted of the following:

	March 31, 2020			December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Indefinite-lived intangibles:
Cable franchise rights	$64,334	$—	$64,334	$64,334	$—	$64,334
FCC spectrum licenses	13,839	—	13,839	13,839	—	13,839
Railroad crossing rights	141	—	141	141	—	141
Total indefinite-lived intangibles	78,314	—	78,314	78,314	—	78,314

Finite-lived intangibles:
Sprint affiliate contract expansion - Wireless	455,305	(241,231)	214,074	455,305	(226,712)	228,593
FCC spectrum licenses	4,659	(160)	4,499	4,659	(97)	4,562
Acquired subscribers - Cable	28,065	(25,700)	2,365	28,065	(25,600)	2,465
Other intangibles	463	(257)	206	463	(250)	213
Total finite-lived intangibles	488,492	(267,348)	221,144	488,492	(252,659)	235,833
Total intangible assets	$566,806	$(267,348)	$299,458	$566,806	$(252,659)	$314,147

We acquired Big Sandy Broadband, Inc. (“Big Sandy”) on February 28, 2019. The $10 million acquisition price was allocated as follows within our broadband segment: $4.6 million of property, plant and equipment; $2.8 million of subscriber relationships; and $2.6 million of goodwill.

In 2016, we acquired nTelos Holdings Corp. and immediately transferred certain of the acquired assets to Sprint in an interrelated nonmonetary exchange. In the exchange, we received a corresponding expansion of our Sprint Affiliate Area, future billings associated with Sprint subscribers already in that expanded area, and an increase in the price that Sprint would pay to buy our Wireless asset group in the event that either party chooses not to renew the affiliate agreement. Sprint also agreed to waive up to $4.2 million of our monthly management fee, not to exceed $255.6 million in total, over a multi-year period. We accounted for these collective rights as an affiliate contract expansion (“ACE”) intangible, which is amortized over the expected benefit period and further reduced as management fees are waived by Sprint. We realized management fee waivers of $9.8 million and

$9.6 million during the three months ended March 31, 2020 and 2019, respectively, and $147.0 million since the date of the business combination.

During 2017 and 2018, we entered into purchase agreements with Sprint to further expand our affiliate territory to include areas around Parkersburg, West Virginia, and Richmond, Virginia, respectively. The relevant portion of these payments were also capitalized as ACE intangible assets.

Amounts paid in connection with the acquisition of a business are presented as amortization expense in our income statement. Amounts paid to Sprint outside of a business combination are accounted for as consideration paid to a customer with amortization presented as a reduction of Service and other revenue in our unaudited condensed consolidated statements of comprehensive income.

Amortization of intangible assets was $4.9 million and $5.7 million for the three months ended March 31, 2020 and 2019, respectively.

Note 6.     Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	March 31, 2020	December 31, 2019
Wireless contract asset	$46,552	$44,844
Broadband contract acquisition and fulfillment costs	4,029	4,898
Prepaid maintenance expenses	3,252	3,329
Interest rate swaps	—	1,382
Other	7,090	6,074
Prepaid expenses and other	$60,923	$60,527

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	March 31, 2020	December 31, 2019
Wireless contract asset	$39,646	$39,819
Broadband contract acquisition and fulfillment costs	7,634	6,107
Interest rate swaps	—	1,252
Prepaid expenses and other	6,156	6,174
Deferred charges and other assets	$53,436	$53,352

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	March 31, 2020	December 31, 2019
Sales and property taxes payable	$5,259	$3,789
Accrued programming costs	3,053	3,023
Interest rate swaps	2,731	—
Asset retirement obligations	137	148
Financing leases	97	94
FCC spectrum license obligations	28	105
Other current liabilities	7,878	7,232
Accrued liabilities and other	$19,183	$14,391

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	March 31, 2020	December 31, 2019
Noncurrent portion of deferred lease revenue	$12,291	$12,449
FCC spectrum license obligations	1,703	1,699
Noncurrent portion of financing leases	1,543	1,591
Interest rate swaps	2,769	—
Other	847	1,251
Other liabilities	$19,153	$16,990

Market expectations of the projected London Interbank Offering Rate (LIBOR) decreased significantly during the first quarter of 2020, which drove the fair value of our interest rate swaps to a liability. Refer to Note 9, Derivatives and Hedging for more information.

Note 7. Leases

At March 31, 2020, our operating leases had a weighted average remaining lease term of nine years and a weighted average discount rate of 4.3%. Our finance leases had a weighted average remaining lease term of fifteen years and a weighted average discount rate of 5.1%.

During the three months ended March 31, 2020 and 2019, we recognized $17.8 million and $16.9 million of operating lease expense, respectively. We recognized $0.1 million of interest and depreciation expense on finance leases during the three months ended March 31, 2020 and 2019. Operating lease expense is presented in cost of service or selling, general and administrative expense based on the use of the relevant facility. Variable lease payments and short-term lease expense were both immaterial. We remitted $15.5 million and $14.7 million of operating lease payments during the three months ended March 31, 2020 and 2019, respectively. We also obtained $3.3 million and $4.6 million of leased assets in exchange for new operating lease liabilities during the three months ended March 31, 2020 and 2019, respectively.

The following table summarizes the expected maturity of lease liabilities at March 31, 2020:

(in thousands)	Operating Leases	Finance Leases	Total
2020	$45,222	$108	$45,330
2021	66,042	174	66,216
2022	64,256	174	64,430
2023	60,770	174	60,944
2024	56,105	174	56,279
2025 and thereafter	191,726	1,532	193,258
Total lease payments	484,121	2,336	486,457
Less: Interest	96,194	696	96,890
Present value of lease liabilities	$387,927	$1,640	$389,567

We recognized $2.1 million and $2.0 million of operating lease revenue during the three months ended March 31, 2020 and 2019, respectively, related to the cell site colocation space and dedicated fiber optic strands that we lease to our customers, which is included in Service and other revenue in the unaudited condensed consolidated statements of comprehensive income. Substantially all of our lease revenue relates to fixed lease payments.

Below is a summary of our minimum rental receipts under the lease agreements in place at March 31, 2020:

(in thousands)	Operating Leases
2020	$5,527
2021	5,775
2022	4,742
2023	3,112
2024	1,915
2025 and thereafter	4,192
Total	$25,263

Note 8.  Long-Term Debt

Our syndicated Credit Agreement includes a $75 million, five-year undrawn revolving credit facility, as well as the following outstanding term loans:

(in thousands)	March 31, 2020	December 31, 2019
Term loan A-1	$251,288	$258,571
Term loan A-2	472,221	473,469
	723,509	732,040
Less: unamortized loan fees	11,306	11,926
Total debt, net of unamortized loan fees	$712,203	$720,114

Term Loan A-1 bears interest at one-month LIBOR plus a margin of 1.50%, while Term Loan A-2 bears interest at one-month LIBOR plus a margin of 1.75%. LIBOR resets monthly. Our cash payments for interest were $5.8 million and $7.2 million during the three months ended March 31, 2020 and 2019, respectively.

As shown below, as of March 31, 2020, the Company was in compliance with the financial covenants in its credit agreements.

	Actual	Covenant Requirement
Total leverage ratio	2.41	3.25	or Lower
Debt service coverage ratio	5.48	2.00	or Higher
Minimum liquidity balance (in millions)	$195.0	$25.0	or Higher

Note 9.  Derivatives and Hedging

The Company's interest rate swaps are pay-fixed (1.16%), receive-variable (one month LIBOR) that hedged approximately 45.4% of outstanding debt with outstanding notional amounts totaling $328.7 and $339.8 million March 31, 2020 and December 31, 2019, respectively.

The fair value of these instruments was estimated using an income approach and observable market inputs. The hedge was determined to be highly effective and therefore all of the change in its fair value was recognized through Other comprehensive income. During the three months ended March 31, 2020 the fair market value decreased by $8.1 million due to a decline in the one month LIBOR. They were presented as follows:

(in thousands)	March 31, 2020	December 31, 2019
Balance sheet location of derivative financial instruments:
Prepaid expenses and other	$—	$1,382
Deferred charges and other assets, net	—	1,252
Accrued liabilities and other	2,731	—
Other liabilities	2,769	—
Total derivatives designated as hedging instruments	$5,500	$2,634

The table below summarizes changes in accumulated other comprehensive income (loss) by component:

(in thousands)	Gains (Losses) on Cash Flow Hedges	Income Tax (Expense) Benefit	Accumulated Other Comprehensive Income (Loss), net of taxes
Balance as of December 31, 2019	$2,634	$(2,326)	$308
Net change in unrealized gain (loss)	(7,706)	1,921	(5,785)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	(428)	107	(321)
Net current period other comprehensive income (loss)	(8,134)	2,028	(6,106)
Balance as of March 31, 2020	$(5,500)	$(298)	$(5,798)

Note 10.  Income Taxes

The Company files U.S. federal income tax returns and various state income tax returns. The Company is not subject to any state or federal income tax audits as of March 31, 2020. The Company's returns are generally open to examination from 2016 forward and the net operating losses acquired in the acquisition of nTelos are open to examination from 2002 forward.

The Company’s effective tax rate for the three months ended March 31, 2020 was approximately 24.4%, as compared with approximately 23.2% for the three months ended March 31, 2019. The Company had no significant cash payments or refunds for income taxes during the three months ended March 31, 2020 and 2019.

Note 11.  Stock Compensation

During the three months ended March 31, 2020, the Company granted approximately 70 thousand restricted stock units (RSUs) to employees and approximately 14 thousand RSUs to members of the board of directors, at a market price of $48.47 per award. Under the terms of the award agreements, the RSUs granted to employees vest in fourths on the anniversary date of the grants through 2024. The RSUs granted to the members of the board of directors vest fully on the first anniversary of the grant date. Additionally, approximately 40 thousand Relative Total Shareholder Return (“RTSR”) awards were granted to employees at a value of $56.32 per award. Pursuant to the terms of the RTSR awards, the Company’s stock performance over a three-year period, ending December 31, 2022, will be compared to a group of peer companies, and the actual number of shares to be issued will be determined based upon the performance of the Company’s stock as compared with that of the peer group. The actual number of shares to be issued ranges from 0 shares (if the Company’s stock performance is in the bottom 25% of the peer group) to 150% of the awards granted (if the Company’s stock performance is in the top 25% of the peer group). The Company's stock based compensation award vesting is subject to requirements relating to continued employment with the Company through the service or performance periods, and to special vesting provisions in case of a change of control, death, disability or retirement.

We utilize the treasury stock method to calculate the impact on diluted earnings per share that potentially dilutive stock-based compensation awards have. The following table indicates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Calculation of net income per share:
Net income	$13,280	$13,910
Basic weighted average shares outstanding	49,888	49,775
Basic net income per share	$0.27	$0.28

Effect of stock-based compensation awards outstanding:
Basic weighted average shares outstanding	49,888	49,775
Effect from dilutive shares and options outstanding	148	340
Diluted weighted average shares outstanding	50,036	50,115
Diluted net income per share	$0.27	$0.28

There were fewer than 125 thousand anti-dilutive awards outstanding during the three months ended March 31, 2020 and 2019.

Note 12.  Commitments and Contingencies

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

Note 13.  Segment Reporting

Three Months Ended March 31, 2020:

(in thousands)	Wireless	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Postpaid	$74,928	$—	$—	$—	$74,928
Prepaid	13,109	—	—	—	13,109
Tower lease	—	—	1,797	—	1,797
Cable, residential and SMB (1)	—	34,943	—	—	34,943
Fiber, enterprise and wholesale	—	5,488	—	—	5,488
Rural local exchange carrier	—	4,756	—	—	4,756
Travel, installation, and other	3,351	1,816	—	—	5,167
Service revenue and other	91,388	47,003	1,797	—	140,188
Equipment	12,750	250	—	—	13,000
Total external revenue	104,138	47,253	1,797	—	153,188
Revenue from other segments	—	2,533	1,933	(4,466)	—
Total revenue	104,138	49,786	3,730	(4,466)	153,188
Operating expenses
Cost of services	33,439	19,243	939	(4,056)	49,565
Cost of goods sold	12,528	143	—	—	12,671
Selling, general and administrative	9,428	9,499	526	11,538	30,991
Depreciation and amortization	25,299	10,871	470	271	36,911
Total operating expenses	80,694	39,756	1,935	7,753	130,138
Operating income (loss)	$23,444	$10,030	$1,795	$(12,219)	$23,050
_______________________________________________________

(1)	SMB refers to Small and Medium Businesses.

Three Months Ended March 31, 2019:

(in thousands)	Wireless	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Postpaid	$76,182	$—	$—	$—	$76,182
Prepaid	13,130	—	—	—	13,130
Tower lease	—	—	1,763	—	1,763
Cable, residential and SMB	—	32,426	—	—	32,426
Fiber, enterprise and wholesale	—	4,828	—	—	4,828
Rural local exchange carrier	—	5,238	—	—	5,238
Travel, installation, and other	8,018	1,646	—	—	9,664
Service revenue and other	97,330	44,138	1,763	—	143,231
Equipment	15,291	321	—	—	15,612
Total external revenue	112,621	44,459	1,763	—	158,843
Revenue from other segments	—	2,422	1,270	(3,692)	—
Total revenue	112,621	46,881	3,033	(3,692)	158,843
Operating expenses
Cost of services	32,532	19,061	946	(3,021)	49,518
Cost of goods sold	14,427	211	—	(1)	14,637
Selling, general and administrative	11,079	7,569	283	9,791	28,722
Depreciation and amortization	30,370	9,991	680	138	41,179
Total operating expenses	88,408	36,832	1,909	6,907	134,056
Operating income (loss)	$24,213	$10,049	$1,124	$(10,599)	$24,787

A reconciliation of the total of the reportable segments’ operating income to consolidated income before taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Total consolidated operating income	$23,050	$24,787
Interest expense	(6,211)	(7,954)
Other	733	1,287
Income before income taxes	$17,572	$18,120

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements. All statements regarding Shenandoah Telecommunications Company’s expected future financial position and operating results, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters, including information concerning our response to COVID-19, are forward-looking statements. We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct. The Company’s actual results could be materially different from its expectations because of various factors, that may include natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as COVID-19, natural disasters, changes in general economic conditions, increases in costs, changes in regulation and other competitive factors. Updates to the Risk Factors described in “Item 1A-Risk Factors” as provided in our Annual Report on Form 10-K for the year ended December 31, 2019, may be found below in Part II, under the heading “Item 1A-Risk Factors.
The following management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2019, including the consolidated financial statements and related notes included therein.

Overview

Shenandoah Telecommunications Company (“Shentel”, “we”, “our”, “us”, or the “Company”), is a provider of a comprehensive range of wireless and broadband communications products and services in the Mid-Atlantic portion of the United States. Management’s Discussion and Analysis is organized around our reporting segments. Refer to Note 13, Segment Reporting, in our unaudited condensed consolidated financial statements for additional information.

2020 Developments

T-Mobile business combination with Sprint: On April 1, 2020, T-Mobile US, Inc. (“T-Mobile”) announced the completion of its business combination with Sprint Corporation (“Sprint”) and subsequently delivered to the Company a notice of Network Technology Conversion, Brand Conversion and Combination Conversion (a “Conversion Notice”) pursuant to the terms of the Company’s affiliate agreement with Sprint. As described in more detail in the Company’s 2019 Annual Report on Form 10-K, our Wireless segment has been an affiliate of Sprint since 1995.

The affiliate agreement provides for a 90-day period following receipt of the Conversion Notice for the parties to negotiate mutually agreeable terms and conditions under which the Company would continue as an affiliate of T-Mobile. The affiliate agreement further provides that, if T-Mobile and the Company have not negotiated a mutually acceptable agreement within the 90-day period, then T-Mobile would have a period of 60 days thereafter to exercise an option to purchase the assets of our Wireless operations for 90% of the “Entire Business Value” (as defined under our affiliate agreement). If T-Mobile does not exercise its purchase option, the Company would then have a 60-day period to exercise an option to purchase the legacy T-Mobile network and subscribers in our service area. If the Company does not exercise its purchase option, T-Mobile must sell or decommission its legacy network and customers in our service area.

COVID-19: We have been closely monitoring the latest developments around the outbreak of a new strain of coronavirus ("COVID-19") and its impact globally. As we focus on our community and do our part to stop COVID-19 from spreading, we have taken the following actions to keep families and businesses safe and connected virtually:

•
In our Broadband segment, we expanded our service offerings by temporarily increasing the minimum speed and data allowance of our broadband service to 50 Mbps and by 250 GB, respectively, each at no additional charge, and introducing a new $25 per month prepaid internet service.

•
In our Wireless segment, we have supported Sprint’s adoption of the Keep Americans Connected pledge while temporarily closing approximately 40% of the Sprint branded retail locations in our service area to comply with federal and state mandates.

•
We have implemented alternative working arrangements where practicable to keep our employees safe and maintained our geographically redundant equipment, diverse fiber facilities and monitoring services to support maximum uptime of all our essential networks and services.

While these actions did not have a material impact on our first quarter operating results nor do we expect them to impact our long-term growth prospects, we do expect them to temporarily dislocate our wireless operating momentum until the economies in the markets that we serve re-open.

For example, changing macroeconomic factors could impact the collectability of accounts receivable and revenue in our Broadband segment, and macroeconomic factors and the Keep Americans Connected pledge could impact our recognition of wireless service revenue in our Wireless segment in future periods. In addition, the measurement of our contract asset, which is reduced by our estimated obligation to refund amounts that Sprint or T-Mobile are later unable to collect from subscribers, could be impacted by macroeconomic factors, the Keep Americans Connected pledge, or any change to credit or collection policies that T-Mobile might make after its April 1, 2020 acquisition of Sprint.

As we focus on our community and do our part to stop COVID-19 from spreading, we will continue to evaluate the impact of COVID-19 on our business and operations, including the effect of related state, local and federal government guidelines. The virus and related macroeconomic factors may impact the demand for our products and services, the ways in which our customers use our products and services and our suppliers’ and vendors’ ability to provide products and services to us. Some of these factors could increase the demand for our products and services, while others could decrease demand or make it more difficult for us to serve our customers. Due to the uncertainty surrounding the magnitude and duration of COVID-19, we are unable at this time to predict the impact of COVID-19 on our financial condition, results of operations or cash flow.

Results of Operations

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

The Company’s consolidated results from operations are summarized as follows:

	Three Months Ended March 31,				Change
($ in thousands)	2020	% of Revenue	2019	% of Revenue	$	%
Revenue	$153,188	100.0	$158,843	100.0	(5,655)	(3.6)
Operating expenses	130,138	85.0	134,056	84.4	(3,918)	(2.9)
Operating income	23,050	15.0	24,787	15.6	(1,737)	(7.0)

Interest expense	(6,211)	(4.1)	(7,954)	(5.0)	(1,743)	(21.9)
Other income	733	0.5	1,287	0.8	(554)	(43.0)
Income before taxes	17,572	11.5	18,120	11.4	(548)	(3.0)
Income tax expense	4,292	2.8	4,210	2.7	82	1.9
Net income	$13,280	8.7	$13,910	8.8	(630)	(4.5)

Revenue
Revenue decreased approximately $5.7 million, or 3.6%, during the three months ended March 31, 2020 compared with the three months ended March 31, 2019, primarily due to a decline of $8.5 million in the Wireless segment, partially offset by growth of $2.9 million and $0.7 million in the Broadband and Tower segments, respectively. The Wireless segment recognized $4.5 million in lower travel revenue in the first quarter of 2020 compared to the first quarter of 2019 due to the ongoing dispute with Sprint over resetting of the travel fee. Refer to the discussion of the results of operations for the Wireless, Broadband and Tower segments, included within this quarterly report, for additional information.

Operating expenses
Operating expenses decreased approximately $3.9 million, or 2.9%, during the three months ended March 31, 2020 compared with the three months ended March 31, 2019. The decrease was primarily due to a decline in Wireless operating expenses driven by depreciation and amortization expense as certain assets acquired from nTelos became fully depreciated and lower cost of goods sold and selling, general and administrative expenses related to temporary retail store closures. This decrease was partially offset by an increase in Broadband operating expenses incurred for the launch of our new fiber-to-the-home service, Glo Fiber.

Interest expense
Interest expense decreased approximately $1.7 million, or 21.9%, during the three months ended March 31, 2020 compared with the three months ended March 31, 2019. The decrease in interest expense was primarily attributable to the reduction of the applicable base interest rate by 25 basis points and principal repayments on our Credit Facility term loans, combined with the effect of year-over-year declines in LIBOR.

Other income
Other income decreased approximately $0.6 million, or 43.0%, during the three months ended March 31, 2020 compared with the three months ended March 31, 2019. The decrease was primarily due to a decline in the value of our investments that are used to fund our obligation under the supplemental executive retirement plan.

Wireless

Wireless earns postpaid, prepaid and wholesale revenues from Sprint for their subscribers that use our Wireless network service in our Wireless network coverage area. The Company's wireless revenue is variable based on billed revenues to Sprint's subscribers in our Affiliate Area less applicable fees retained by Sprint. Sprint retains an 8% Management Fee and an 8.6% Net Service Fee on postpaid revenues and a 6% Management Fee on prepaid wireless revenues. For postpaid, the Company is also charged for the costs of subsidized handsets sold through Sprint's national channels as well as commissions paid by Sprint to third-party dealers in our Sprint Affiliate Area. Sprint also charges the Company separately to acquire and support prepaid customers. These charges are calculated based on Sprint's national averages for its prepaid programs, and are billed per user or per gross additional customer, as appropriate.

The following tables indicate selected operating statistics of Wireless, including Sprint subscribers:

	March 31, 2020	March 31, 2019
Postpaid:
Retail PCS total subscribers	847,771	800,952
Retail PCS phone subscribers	738,410	722,830
Retail PCS connected device subscribers	109,361	78,122
Gross PCS total subscriber additions	51,991	50,847
Gross PCS phone additions	36,734	37,786
Gross PCS connected device additions	15,257	13,061
Net PCS total subscriber additions	3,577	5,776
Net PCS phone additions (losses)	(2,311)	105
Net PCS connected device additions	5,888	5,671
PCS monthly retail total churn %	1.91%	1.89%
PCS monthly phone churn %	1.76%	1.74%
PCS monthly connected device churn %	2.97%	3.35%
Prepaid:
Retail PCS subscribers	279,096	267,220
Gross PCS subscriber additions	39,074	40,979
Net PCS subscriber additions	5,084	8,516
PCS monthly retail churn %	4.13%	4.14%

PCS market POPS (000) (1)	7,227	7,023
PCS covered POP (000) (1)	6,325	6,261
Macro base stations (cell sites)	1,966	1,874
_______________________________________________________

(1)
"POPS" refers to the estimated population of a given geographic area.  Market POPS are those within a market area which we are authorized to serve under our Sprint PCS affiliate agreements, and Covered POPS are those covered by our network. The data source for POPS is U.S. census data.

Wireless results from operations are summarized as follows:

	Three Months Ended March 31,				Change
($ in thousands)	2020	% of Revenue	2019	% of Revenue	$	%
Wireless revenue:
Gross postpaid billings	$103,096	99.0	$101,869	90.5	1,227	1.2%
Allocated bad debt	(5,013)	(4.8)	(4,393)	(3.9)	620	14.1%
Amortization of contract asset and other	(6,838)	(6.6)	(5,188)	(4.6)	1,650	31.8%
Sprint management fee and net service fee	(16,317)	(15.7)	(16,106)	(14.3)	211	1.3%
Total postpaid service revenue	74,928	72.0	76,182	67.6	(1,254)	(1.6)%
Gross prepaid billings	30,936	29.7	29,533	26.2	1,403	4.8%
Amortization of contract asset and other	(15,892)	(15.3)	(14,537)	(12.9)	1,355	9.3%
Sprint management fee	(1,935)	(1.9)	(1,866)	(1.7)	69	3.7%
Total prepaid service revenue	13,109	12.6	13,130	11.7	(21)	(0.2)%
Travel and other	3,351	3.2	8,018	7.1	(4,667)	(58.2)%
Wireless service revenue and other	91,388	87.8	97,330	86.4	(5,942)	(6.1)%
Equipment revenue	12,750	12.2	15,291	13.6	(2,541)	(16.6)%
Total wireless revenue	104,138	100.0	112,621	100.0	(8,483)	(7.5)%
Wireless operating expenses:
Cost of services	33,439	32.1	32,532	28.9	907	2.8%
Cost of goods sold	12,528	12.0	14,427	12.8	(1,899)	(13.2)%
Selling, general and administrative	9,428	9.1	11,079	9.8	(1,651)	(14.9)%
Depreciation and amortization	25,299	24.3	30,370	27.0	(5,071)	(16.7)%
Total wireless operating expenses	80,694	77.5	88,408	78.5	(7,714)	(8.7)%
Wireless operating income	$23,444	22.5	$24,213	21.5	(769)	(3.2)%

Revenue
Under our affiliate agreement with Sprint, we have historically earned and recognized monthly revenue of $1.5 million for providing service to Sprint customers who pass through our network area. While we continue to provide these services to Sprint, the agreed upon payments were suspended by Sprint on April 30, 2019. Accordingly, we have ceased recognizing revenue for the services provided after that date until a new prospective fee can be agreed. We have triggered the final dispute resolution option with Sprint and expect resolution during the second quarter of 2020.

Wireless revenue decreased approximately $8.5 million, or 8%, for the three months ended March 31, 2020 compared with the three months ended March 31, 2019. The decrease was primarily attributable to the aforementioned $4.5 million decline in travel revenue, a $2.5 million decline in equipment revenue as retail stores closed amidst the COVID-19 outbreak, $3.0 million in higher amortized customer contract costs partially offset by a $1.7 million increase in postpaid and prepaid revenue from growth in subscribers.

Cost of services
Cost of services increased approximately $0.9 million, or 3%, for the three months ended March 31, 2020 compared with the three months ended March 31, 2019, primarily due to higher cell site rent expense related to our network expansion.

Cost of goods sold
Cost of goods sold decreased approximately $1.9 million, or 13%, for the three months ended March 31, 2020 compared with the three months ended March 31, 2019 due to lower volume of equipment sales driven by temporary closure of certain retail stores.

Selling, general and administrative
Selling, general and administrative expense decreased approximately $1.7 million, or 15%, for the three months ended March 31, 2020 compared with the three months ended March 31, 2019 primarily due to lower advertising expense of approximately $1.0 million, and a $0.8 million sales and use tax settlement gain.

Depreciation and amortization
Depreciation and amortization decreased approximately $5.1 million, or 17%, for the three months ended March 31, 2020 compared with the three months ended March 31, 2019. Depreciation expense declined $4.6 million as certain assets acquired from nTelos in 2016 became fully depreciated. Amortization expense also declined primarily as a result of our Sprint affiliate contract expansion asset which amortizes under an accelerated method that declines over time.

Broadband

Our Broadband segment provides broadband, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, and Kentucky, via fiber optic and hybrid fiber coaxial (“HFC”) cable. The Broadband segment also leases dark fiber and provides Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. The Broadband segment also provides voice and digital subscriber line (“DSL”) telephone services to customers in Virginia’s Shenandoah County as a Rural Local Exchange Carrier (“RLEC”). These integrated networks are connected by an approximately 6,300 fiber route mile network. This fiber optic network also supports our Wireless segment operations and these intercompany transactions are reported at their market value.

The following table indicates selected operating statistics of Broadband:

	March 31, 2020	March 31, 2019
Broadband homes passed (1) (2)	212,129	206,113
Broadband customer relationships (3)	103,287	95,933

Video:
RGUs	53,067	59,202
Penetration (4)	25.0%	28.7%
Digital video penetration (5)	94.3%	85.7%
Broadband:
RGUs	86,667	78,867
Penetration (4)	40.9%	38.3%
Voice:
RGUs	31,836	30,737
Penetration (4)	16.3%	16.2%
Total Cable and Glo Fiber RGUs	171,570	168,806

RLEC homes passed	25,848	25,798
RLEC customer relationships (3)	10,111	11,101
RLEC RGUs:
Data RLEC	7,947	8,744
Penetration (4)	30.7%	33.9%
Voice RLEC	14,137	15,262
Penetration (4)	54.7%	59.2%
Total RLEC RGUs	22,084	24,006

Total RGUs	193,654	192,812

Fiber route miles	6,273	5,799
Total fiber miles (6)	334,802	303,511
_______________________________________________________

(1)
Homes and businesses are considered passed (“homes passed”) if we can connect them to our distribution system without further extending the transmission lines. Homes passed is an estimate based upon the best available information. Homes passed have access to video, broadband and voice services.

(2)	Includes approximately 16,600 RLEC homes passed where we are the dual incumbent telephone and cable provider.

(3)	Customer relationships represent the number of billed customers who receive at least one of our services.

(4)	Penetration is calculated by dividing the number of users by the number of homes passed or available homes, as appropriate.

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

Broadband results from operations are summarized as follows:

	Three Months Ended March 31,				Change
($ in thousands)	2020	% of Revenue	2019	% of Revenue	$	%
Broadband revenue
Cable, residential and SMB	$34,943	70.2	$32,426	69.2	2,517	7.8
Fiber, enterprise and wholesale	7,645	15.4	6,563	14.0	1,082	16.5
Rural local exchange carrier	5,132	10.3	5,681	12.1	(549)	(9.7)
Equipment and other	2,066	4.1	2,211	4.7	(145)	(6.6)
Total broadband revenue	49,786	100.0	46,881	100.0%	2,905	6.2
Broadband operating expenses
Cost of services	19,243	38.7	19,061	40.7	182	1.0
Cost of goods sold	143	0.3	211	0.5	(68)	(32.2)
Selling, general, and administrative	9,499	19.1	7,569	16.1	1,930	25.5
Depreciation and amortization	10,871	21.8	9,991	21.3	880	8.8
Total broadband operating expenses	39,756	79.9	36,832	78.6	2,924	7.9
Broadband operating income	$10,030	20.1	$10,049	21.4	(19)	(0.2)

Cable, residential and small and medium business (SMB) revenue
Cable, residential and SMB revenue increased during the three months ended March 31, 2020 approximately $2.5 million, or 7.8%, primarily driven by broadband subscriber growth.

Fiber, enterprise and wholesale revenue
Fiber, enterprise and wholesale revenue increased during the three months ended March 31, 2020 approximately $1.1 million, or 16.5%, due primarily to an increase in new enterprise and backhaul connections.

Rural local exchange carrier (RLEC) revenue
RLEC revenue decreased approximately $0.5 million, or 9.7%, compared with the three months ended March 31, 2019 due to a decline in residential data subscribers and switched access revenue from other carriers.

Cost of services
Cost of services were comparable with three months ended March 31, 2019.

Cost of goods sold
Cost of goods sold were comparable with three months ended March 31, 2019.

Selling, general and administrative
Selling, general and administrative expense increased $1.9 million or 25% compared with the three months ended March 31, 2019, primarily due to $1.3 million of expenses incurred to support Glo Fiber in four markets and a $0.3 million increase in advertising expenses.

Depreciation and amortization
Depreciation and amortization increased $0.9 million or 9%, compared with the three months ended March 31, 2019, primarily as a result of our network expansion and the introduction of fiber to the home service under our brand, Glo Fiber.

Tower

Our Tower segment owns 226 cell towers and leases colocation space on those towers to our Wireless segment, as well as to other wireless communications providers. Substantially all of our owned towers are built on ground that we lease from the respective landlords. The colocation space that we lease to our Wireless segment is priced at our estimate of fair market value, which updates from time to time based upon our observation of the market.

The following table indicates selected operating statistics of the Tower segment:

	March 31, 2020	March 31, 2019
Towers owned	226	211
Tenants (1)	408	368
Average tenants per tower	1.8	1.7
_______________________________________________________

(1)	Includes 203 and 175 intercompany tenants for our Wireless segment as of March 31, 2020 and 2019, respectively.

Tower results from operations are summarized as follows:

	Three Months Ended March 31,				Change
($ in thousands)	2020	% of Revenue	2019	% of Revenue	$	%
Tower revenue	$3,730	100.0	$3,033	100.0	697	23.0
Tower operating expenses	1,935	51.9	1,909	62.9	26	1.4
Tower operating income	$1,795	48.1	$1,124	37.1	671	59.7

Revenue
Revenue increased approximately $0.7 million, or 23%, during the three months ended March 31, 2020 compared with the three months ended March 31, 2019. This increase was due to a 10.9% increase in tenants and an 11.4% increase in the lease rate.

Operating expenses
Operating expenses were comparable with the prior year quarter.

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

The following tables reconcile Adjusted OIBDA to operating income, which we consider to be the most directly comparable GAAP financial measure:

Three Months Ended March 31, 2020
(in thousands)	Wireless	Broadband	Tower	Corporate & Eliminations	Consolidated
Operating income	$23,444	$10,030	$1,795	$(12,219)	$23,050
Depreciation	21,010	10,717	470	271	32,468
Amortization of intangible assets	4,714	154	—	—	4,868
OIBDA	49,168	20,901	2,265	(11,948)	60,386
Share-based compensation expense	—	—	—	2,905	2,905
Non-recurring deal advisory fees	—	—	—	910	910
Adjusted OIBDA	$49,168	$20,901	$2,265	$(8,133)	$64,201

Three Months Ended March 31, 2019
(in thousands)	Wireless	Broadband	Tower	Corporate & Eliminations	Consolidated
Operating income	$24,213	$10,049	$1,124	$(10,599)	$24,787
Depreciation	24,752	9,950	680	138	35,520
Amortization of intangible assets	5,618	41	—	—	5,659
OIBDA	54,583	20,040	1,804	(10,461)	65,966
Share-based compensation expense	—	—	—	1,714	1,714
Adjusted OIBDA	$54,583	$20,040	$1,804	$(8,747)	$67,680

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Cash: Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, and proceeds available under our Credit Facility.

As of March 31, 2020 our cash and cash equivalents totaled $120.2 million and the availability under our revolving line of credit was $75.0 million, for total available liquidity of $195.2 million.

The Company generated approximately $61.1 million of net cash from operations during the three months ended March 31, 2020, consistent with the three months ended March 31, 2019.

Net cash used in investing activities decreased $22.4 million during the three months ended March 31, 2020, compared with the three months ended March 31, 2019 due to the following:

•	$10.0 million decline in acquisitions. In 2019, the Company acquired Big Sandy Broadband, Inc. for $10.0 million.

•
$12.1 million decrease in capital expenditures due primarily to a $17.0 million decline in Wireless segment as the Ntelos and Parkersburg network expansions were completed in the first half of 2019 partially offset by $5.0 million in higher spending in Broadband segment driven by our Glo Fiber market expansion.

Net cash used in financing activities decreased $12.0 million, or 53.4%, during the three months ended March 31, 2020 primarily driven by:

•	$11.4 million decrease in principal repayments on our term loans, and

•	$0.8 million decrease in payments for taxes related to share-based compensation vesting events.

Indebtedness: As of March 31, 2020, the Company’s indebtedness totaled approximately $712.2 million, net of unamortized loan fees of $11.3 million, with an annualized overall weighted average interest rate of approximately 3.2%. Refer to Note 8, Long-Term Debt for information about the Company's Credit Facility and financial covenants.

Borrowing Capacity: As of March 31, 2020, the Company’s outstanding debt principal, under the Credit Facility, totaled $723.5 million, with an estimated annualized effective interest rate of 3.2% after considering the impact of the interest rate swap contracts and unamortized loan costs.

As of March 31, 2020, we were in compliance with the financial covenants in our Credit Facility agreement.

We expect our cash on hand, available funds under our revolving credit facility, and our cash flow from operations will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our credit facility. Thereafter, capital expenditures will likely be required to continue planned capital upgrades to the wireless and broadband networks and provide increased capacity to meet expected growth in demand for our products and services. The actual amount and timing of our future capital requirements may differ materially from our estimate depending on the demand for our products and services, including the outcome of a potential amendment of our wireless affiliate agreement with T-Mobile, new market developments and expansion opportunities.

Our cash flows from operations could be adversely affected by events outside our control, including, without limitation, changes in overall economic conditions, regulatory requirements, changes in technologies, demand for our products and services, availability of labor resources and capital, changes in our relationship with Sprint, natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as COVID-19, and other conditions. The Wireless segment’s operations are dependent upon T-Mobile’s ability to execute certain functions such as billing, customer care, and collections; our ability to develop and implement successful marketing programs and new products and services; and our ability to effectively and economically manage other operating activities under our agreements with Sprint. Our ability to attract and maintain a sufficient customer base, particularly in our Broadband markets, is also critical to our ability to maintain a positive cash flow from operations. The foregoing events individually or collectively could affect our results.

Critical Accounting Policies

There have been no material changes to the critical accounting policies as previously disclosed in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, the Company had $723.5 million of gross variable rate debt outstanding, bearing interest at a weighted average rate of 3.2%. An increase in market interest rates of 1.00% would add approximately $7.1 million to annual interest expense, excluding the effect of our interest rate swaps. The swaps cover notional principal equal to $328.7 million, or approximately 45.4% as of March 31, 2020. The Company is required to pay a combined fixed rate of approximately 1.16% and receive a variable rate based on one month LIBOR (1.60% at March 31, 2020), to manage a portion of its interest rate risk. Changes in the net interest paid or received under the swaps would offset a corresponding portion of the change in interest expense on the variable rate debt outstanding.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management, with the participation of our President and Chief Executive Officer, who is the Principal Executive Officer, the Senior Vice President - Finance and Chief Financial Officer, who is the Principal Financial Officer, and the Vice President and Chief Accounting Officer, who is the Principal Accounting Officer, conducted an evaluation of our disclosure controls and procedures, (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly report on Form 10-Q.

As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, we identified material weaknesses in internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As remediation has not yet been completed, our President and Chief Executive Officer, our Senior Vice President - Finance and Chief Financial Officer, and our Vice President - Chief Accounting Officer, have concluded that our disclosure controls and procedures continued to be ineffective as of March 31, 2020.

In light of the material weaknesses, management performed additional analysis and other procedures to ensure that our unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Notwithstanding the material weaknesses, management has concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting
As part of the Company’s continued remediation efforts, during the period ended March 31, 2020 the Company hired several experienced accounting professionals to further strengthen its technical accounting and internal control over financial reporting capabilities. Aside from these actions and the ongoing execution of Management's Remediation Plan, there were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of March 31, 2020, except as described below, there have been no significant changes to the Risk Factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks Related to the Business Combination between T-Mobile and Sprint could cause significant volatility in the trading and value of the Company’s common stock

As previously disclosed, on April 1, 2020, T-Mobile US, Inc. (“T-Mobile”) announced the completion of its business combination with Sprint Corporation (“Sprint”) and subsequently delivered to the Company a notice of Network Technology Conversion, Brand Conversion and Combination Conversion (a “Conversion Notice”) pursuant to the terms of the Company’s affiliate agreement with Sprint.

Delivery of the Conversion Notice initiated the process set forth in the affiliate agreement to determine the nature of the Company’s relationship with the combined entity (“New T-Mobile”). The affiliate agreement provides for a 90-day period following receipt of the Conversion Notice for the parties to negotiate mutually agreeable terms and conditions under which the Company would continue as an affiliate of New T-Mobile. The affiliate agreement further provides that, if New T-Mobile and the Company have not negotiated a mutually acceptable agreement within the 90-day period, then New T-Mobile would have a period of 60 days thereafter to exercise an option to purchase the assets of our Wireless operations for 90% of the “Entire Business Value” (as defined under our affiliate agreement). If New T-Mobile does not exercise its purchase option, the Company would then have a 60-day period to exercise an option to purchase the legacy T-Mobile network and subscribers in our service area. If the Company does not exercise its purchase option, New T-Mobile must sell or decommission its legacy network and customers in our service area.

As previously disclosed, the Company’s management has been in discussions with New T-Mobile regarding the future of the Company’s Wireless operations; however, there can be no assurance as to the outcome of these discussions, including, without limitation, the terms or conditions under which the Company could continue as an affiliate of New T-Mobile or the terms of any purchase of the legacy T-Mobile subscriber and network assets in our service area or the terms to finance such an asset purchase, the timing or terms of any sale of the assets of the Company’s Wireless operations to New T-Mobile (including the value received by the Company pursuant to a negotiated transaction or as a result of the appraisal process under the affiliate agreement), or the use of proceeds from any such sale transaction or the post-closing composition or capital structure of the Company’s remaining operations and business following any such sale transaction. The pending discussions and any ensuring transaction with the New T-Mobile could cause significant volatility in the trading and value of the Company’s common stock.

The affiliate agreement also provides that 90 days following delivery of the Conversion Notice, New T-Mobile may effect a Technology Conversion, Brand Conversion and Combination Conversion (each as defined in the affiliate agreement), following which New T-Mobile is permitted to take certain competitive and other actions that could directly or indirectly adversely affect the Company’s Wireless business and operations.

Uncertainty about the Company’s relationship with New T-Mobile, particularly the effects on customers, distributors, and employees could have a material effect on the Company. These uncertainties may impair our ability to attract and retain customers for our Wireless segment, and retain and motivate key personnel during the pendency of the discussions with New T-Mobile, as existing and prospective employees may experience uncertainty about their future roles with New T-Mobile. Additionally, these uncertainties could cause our third party distributors and dealers to seek to change, cancel or fail to renew existing business relationships with us. Competitors may also target our existing customers by highlighting potential uncertainties and integration difficulties that may result from the uncertainties at this time.

In addition, management and financial resources have been diverted and will continue to be diverted toward the negotiations with New T-Mobile regarding the future of the Company’s Wireless operations. We have incurred, and expect to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with these negotiations and related planning. These costs could adversely affect our financial condition and results of operations prior to the determination of the future of our Wireless operations.

Risks Related to Our Business

The COVID-19 pandemic, and the future outbreak of other highly infectious or contagious diseases, could disrupt the operation on our business resulting in adverse impacts to our financial condition, results of operations, and cash flow.

Since being reported in December 2019 in China, an outbreak of a new strain of coronavirus (“COVID-19”) has spread globally, including to every state in the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic and the United States declared a national emergency. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets, and another pandemic in the future could have similar effects. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of COVID-19 on the Company, and there is no guarantee that efforts by Shentel, designed to address adverse impacts of the Coronavirus, will be effective.

Governments in the markets that we operate have mandated residents to stay at home and have temporarily closed businesses that are not considered essential. Although our businesses are considered essential, the Company has temporarily closed approximately 40% of its Sprint branded retail stores as a result of the COVID-19 pandemic, which will adversely affect postpaid subscriber gross additions in the Wireless segment. In addition, the current COVID-19 pandemic, or a future pandemic, could have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

•
additional disruptions or delays in our operations or network performance, as well as network maintenance and construction, testing, supervisory and customer support activities, and inventory and supply procurement;

•
increases in operating costs, inventory shortages and/or a decrease in productivity related to travel bans and social distancing efforts, which could include delays in our ability to install broadband services at customer locations or require our vendors and contractors to incur additional costs that may be passed onto us;

•	a deterioration in our ability to operate in affected areas or delays in the supply of products or services to us from vendors that are needed for our efficient operations;

•	a decrease in the ability of our counterparties to meet their obligations to us in full, or at all;

•	a general reduction in business and economic activity may severely impact our customers and may cause them to be unable to pay for services provided; and

•
the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption.

Shentel has implemented policies and procedures designed to mitigate the risk of adverse impacts of the COVID-19 pandemic, or a future pandemic, on the Company’s operations, but it may incur additional costs to ensure continuity of business operations caused by COVID-19, or other future pandemics, which could adversely affect its financial condition and results of operations. However, the extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and actions taken to contain COVID-19 or its impact.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

The following table provides information about shares repurchased during the first quarter ended March 31, 2020, to settle employee tax withholding related to the vesting of stock awards. There have been no repurchases of shares during the months of January, February and March 2020 through the share repurchase program.

($ in thousands, except per share amounts)	Number of Shares Surrendered	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased under the Plans or Programs
January 1 to January 31	—	N/A	—	$72,765
February 1 to February 29	42,398	$45.87	—	$72,765
March 1 to March 31	14	$46.79	—	$72,765
Total	42,412		—	$72,765

ITEM 6.	Exhibits Index

Exhibit No.	Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

	101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: April 30, 2020