Form 10-Q
period 2020-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2020-11-06
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________
Commission File No.: 000-09881
SHENANDOAH TELECOMMUNICATIONS COMPANY
(Exact name of registrant as specified in its charter)

Virginia	54-1162807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Shentel Way, Edinburg, Virginia   22824
(Address of principal executive offices) (Zip Code)

(540) 984-4141
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock (No Par Value)	SHEN	NASDAQ Global Select Market	49,852,361
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)	(The number of shares of the registrant's common stock outstanding on November 02, 2020)

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
Yes ☐  No  ☒

SHENANDOAH TELECOMMUNICATIONS COMPANY

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$184,050	$101,651
Accounts receivable, net of allowance for doubtful accounts of $469 and $533, respectively	67,667	63,641
Income taxes receivable	94	10,306
Prepaid expenses and other	10,579	11,146
Current assets held for sale	1,148,601	55,109
Total current assets	1,410,991	241,853
Investments	13,034	12,388
Property, plant and equipment, net	413,602	363,087
Intangible assets, net and Goodwill	103,856	88,241
Operating lease right-of-use assets	48,844	42,568
Deferred charges and other assets	10,972	9,267
Non-current assets held for sale	—	1,141,498
Total assets	$2,001,299	$1,898,902
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized loan fees	$696,378	$31,650
Accounts payable	25,602	40,295
Advanced billings and customer deposits	8,304	8,189
Accrued compensation	15,154	10,075
Current operating lease liabilities	1,875	1,731
Accrued liabilities and other	13,854	7,391
Current liabilities held for sale	470,943	54,246
Total current liabilities	1,232,110	153,577
Long-term debt, less current maturities, net of unamortized loan fees	—	688,464
Other long-term liabilities:
Deferred income taxes	146,771	137,567
Asset retirement obligations	4,870	6,152
Benefit plan obligations	2,255	2,277
Non-current operating lease liabilities	44,808	42,625
Other liabilities	22,303	16,776
Non-current liabilities held for sale	—	379,036
Total other long-term liabilities	221,007	584,433
Shareholders’ equity:
Common stock, no par value, authorized 96,000; 49,852 and 49,671 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid in capital	45,925	42,110
Retained earnings	507,458	430,010
Accumulated other comprehensive (loss) income, net of taxes	(5,201)	308
Total shareholders’ equity	548,182	472,428
Total liabilities and shareholders’ equity	$2,001,299	$1,898,902

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service revenue and other	$55,173	$51,814	$162,643	$153,285
Operating expenses:
Cost of services	22,669	20,947	65,167	62,030
Selling, general and administrative	20,039	19,445	64,227	57,600
Depreciation and amortization	11,995	10,741	36,010	33,807
Total operating expenses	54,703	51,133	165,404	153,437
Operating income (loss)	470	681	(2,761)	(152)
Other income:
Other income, net	1,083	994	3,103	3,328
Income before income taxes	1,553	1,675	342	3,176
Income tax expense (benefit)	141	507	(684)	(108)
Income from continuing operations	1,412	1,168	1,026	3,284
Income from discontinued operations, net of tax	33,509	13,186	76,422	38,130
Net Income	34,921	14,354	77,448	41,414

Other comprehensive income:
Unrealized income (loss) on interest rate hedge, net of tax	539	(1,494)	(5,509)	(8,434)
Comprehensive income	$35,460	$12,860	$71,939	$32,980

Net income per share, basic and diluted:
Basic - Income from continuing operations	$0.03	$0.02	$0.02	$0.07
Basic - Income from discontinued operations, net of tax	$0.67	$0.27	$1.53	$0.76
Basic net income per share	$0.70	$0.29	$1.55	$0.83

Diluted - Income from continuing operations	$0.03	$0.02	$0.02	$0.07
Diluted - Income from discontinued operations, net of tax	$0.67	$0.27	$1.53	$0.76
Diluted net income per share	$0.70	$0.29	$1.55	$0.83

Weighted average shares outstanding, basic	49,911	49,857	49,889	49,827
Weighted average shares outstanding, diluted	50,105	50,129	50,049	50,110

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, June 30, 2020	49,852	$44,659	$472,537	$(5,739)	$511,457
Net income	—	—	34,921	—	34,921
Other comprehensive gain, net of tax	—	—	—	538	538
Stock-based compensation	—	1,259	—	—	1,259
Common stock issued	—	7	—	—	7
Balance, September 30, 2020	49,852	$45,925	$507,458	$(5,201)	$548,182

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	49,671	$42,110	$430,010	$308	$472,428
Net income	—	—	77,448	—	77,448
Other comprehensive loss, net of tax	—	—	—	(5,509)	(5,509)
Stock-based compensation	152	5,974	—	—	5,974
Common stock issued	—	23	—	—	23
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(47)	(2,182)	—	—	(2,182)
Common stock issued to acquire non-controlling interest in nTelos	76	—	—	—	—
Balance, September 30, 2020	49,852	$45,925	$507,458	$(5,201)	$548,182

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 30, 2019	49,857	$47,138	$415,556	$1,340	$464,034
Net income	—	—	14,354	—	14,354
Other comprehensive loss, net of tax	—	—	—	(1,494)	(1,494)
Stock-based compensation	—	936	—	—	936
Stock options exercised	—	—	—	—	—
Common stock issued	—	9	—	—	9
Balance, September 30, 2019	49,857	$48,083	$429,910	$(154)	$477,839

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	49,630	$47,456	$388,496	$8,280	$444,232
Net income	—	—	41,414	—	41,414
Other comprehensive loss, net of tax	—	—	—	(8,434)	(8,434)
Stock-based compensation	184	3,433	—	—	3,433
Stock options exercised	29	81	—	—	81
Common stock issued	—	25	—	—	25
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(62)	(2,912)	—	—	(2,912)
Common stock issued to acquire non-controlling interest in nTelos	76	—	—	—	—
Balance, September 30, 2019	49,857	$48,083	$429,910	$(154)	$477,839

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Nine Months Ended September 30, 2020
	2020	2019
Cash flows from operating activities:
Net income	$77,448	$41,414
Income from operations of discontinued operations, net of tax	76,422	38,130
Income from continuing operations	1,026	3,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,522	33,500
Amortization	488	307
Accretion of asset retirement obligations	247	332
Bad debt expense	514	1,215
Stock based compensation expense, net of amount capitalized	5,306	2,769
Deferred income taxes	(279)	—
Gain from patronage and investments	(596)	(3,035)
Changes in assets and liabilities:
Accounts receivable	(1,189)	(269)
Current income taxes	(261)	—
Operating lease right-of-use assets	2,966	2,829
Other assets	(4,122)	(1,382)
Accounts payable	(276)	(2,956)
Lease liabilities	(1,890)	(961)
Other deferrals and accruals	7,344	(4,150)
Net cash provided by operating activities – continuing operations	44,800	31,483
Net cash provided by operating activities – discontinued operations	182,499	161,976
Net cash provided by operating activities	227,299	193,459

Cash flows used in investing activities:
Capital expenditures	$(82,740)	$(48,826)
Cash disbursed for acquisitions	—	(10,000)
Cash disbursed for deposit on FCC spectrum leases	(16,118)	(16,742)
Proceeds from sale of assets and other	252	100
Net cash used in investing activities – continuing operations	(98,606)	(75,468)
Net cash used in investing activities – discontinued operations	(17,794)	(58,156)
Net cash used in investing activities	(116,400)	(133,624)

Cash flows used in financing activities:
Principal payments on long-term debt	$—	$—
Taxes paid for equity award issuances	(2,182)	(2,912)
Other	(727)	72
Net cash used in financing activities – continuing operations	(2,909)	(2,840)
Net cash used in financing activities – discontinued operations	(25,591)	(44,666)
Net cash used in financing activities	(28,500)	(47,506)
Net increase in cash and cash equivalents	82,399	12,329
Cash and cash equivalents, beginning of period	101,651	85,086
Cash and cash equivalents, end of period	$184,050	$97,415
See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation and Other Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of the unaudited interim consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies at the date of the unaudited interim condensed consolidated financial statements. These estimates are inherently subject to judgment and actual results could differ.

Revision of Prior Period Financial Statements

In connection with the preparation of our unaudited condensed consolidated financial statements for the three months ended March 31, 2020, we determined that certain errors existed in our previously issued financial statements. Specifically:
•Prepaid and other assets, a component of current assets held for sale, as of December 31, 2019, were understated by $2.7 million, deferred tax liabilities were understated by $0.7 million, and retained earnings were understated by $2.0 million as the result of a failure to properly account for handsets that were utilized as demo phones in certain wireless retail stores within our area of operation. All of the impact to retained earnings is attributable to 2017 and prior years.
•Property, plant and equipment, net, classified as held for sale, and deferred income tax liabilities, as of December 31, 2019 were understated by $1.4 million and $0.4 million, respectively. Depreciation, contained within discontinued operations, was overstated by $1.4 million for the year and quarter ended December 31, 2019. Income tax expense and net income were understated by $0.4 million and $1.0 million, respectively, for the year and quarter ended December 31, 2019.

We evaluated these errors under the U.S. Securities and Exchange Commission's ("SEC's") authoritative guidance on materiality and the quantification of the effect of prior period misstatements on financial statements, and we have determined that the impact of these errors on our prior period consolidated financial statements is immaterial. However, since the correction of these errors in the first quarter of 2020 could have become material to our results of operations for the year ending December 31, 2020, we revised our prior period financial statements to correct these errors herein. For the year and quarter ended December 31, 2019, the correction of these errors resulted in a $0.02 increase in both basic and diluted earnings per share from discontinued operations.

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

The Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses ("ASC 326"): Measurement of Credit Losses on Financial Instruments, as of January 1, 2020 using the modified retrospective transition method. ASC 326 requires the application of a current expected credit loss (“CECL”) impairment model to financial assets measured at amortized cost including trade accounts receivable, net investments in leases, and certain off-balance-sheet credit exposures. Under the CECL model, lifetime expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecasted information. Furthermore, the CECL model requires financial assets with similar risk characteristics to be analyzed on a collective basis. There was no significant impact to unaudited condensed consolidated financial statements upon adoption.

The Company adopted ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software ("ASC 350"): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, as of January 1, 2020. ASC 350 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Upon adoption of the standard, implementation costs were capitalized in the period incurred and will be amortized over the term of the hosting arrangement. There was no significant impact to unaudited condensed consolidated financial statements upon adoption.

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

Note 2. Discontinued Operations

On August 26, 2020, Sprint Corporation (“Sprint”), an indirect subsidiary of T-Mobile US, Inc., on behalf of and as the direct or indirect owner of Sprint PCS, delivered notice to the Company exercising its option to purchase the assets and operations of our Wireless segment for 90% of the “Entire Business Value” (as defined under our affiliate agreement with Sprint PCS and determined pursuant to the appraisal process set forth therein). Shortly thereafter, the Company committed to a plan to sell the Wireless operations in a manner pursuant to the affiliate agreement’s terms. Our affiliate agreement provides a process and timeline for the sale that is expected to close within one year at a price to be determined through the appraisal process outlined in the affiliate agreement. Under the affiliate agreement, the appraised value should reflect the fair market value that a willing buyer would pay a willing seller for the entire on-going business in a change of control transaction.

On November 3, 2020, the parties aligned in principle on certain elements of the appraisal and sale process. Under the agreement in principle, the appraised valuation will be performed as of July 1, 2020. The appraisal will also value Shentel’s discontinued wireless operations as though Shentel were still an affiliate of Sprint with access to its brands and spectrum, without any regard to T-Mobile’s acquisition of Sprint or its subsequent integration efforts. It is currently expected that the appraisers will complete their assessment of the Entire Business Value on or about January 20, 2021. The transaction is expected to close in the second quarter of 2021, subject to receipt of customary regulatory approvals.

The assets and liabilities that are expected to transfer in the sale are presented as held for sale within our Unaudited Condensed Consolidated Balance Sheets. Under the affiliate agreement, the sale is to be structured as an asset sale for income tax purposes. As a result, no current or deferred tax assets or liabilities are included within the disposal group. While our long-term debt does not transfer in the sale, its provisions require us to repay all of the debt upon consummation of the sale. Our debt is therefore presented outside of the disposal group as a current liability at September 30, 2020. Our related swap liabilities are also presented outside of the disposal group as a current liability at September 30, 2020 because management intends to settle it at consummation.

The expected divestiture of our Wireless operations represents a strategic shift in the Company’s business and qualifies as a discontinued operation. As a result, the operating results and cash flows related to the Wireless segment have been reflected as discontinued operations in our Unaudited Condensed Consolidated Statements of Comprehensive Income and the Unaudited Condensed Consolidated Statements of Cash Flows. Similarly, the results of our Wireless operations are no longer presented as a reporting segment. Because repayment of the debt is contractually triggered by the sale, the related interest expense is presented within discontinued operations under the relevant authoritative guidance. Consistent with the internal reporting provided to our chief operating decision maker, we previously allocated certain corporate management overhead costs to the former Wireless segment which may no longer be allocated to discontinued operations under the relevant authoritative guidance. Accordingly, we have elected to recast our segment reporting footnote to reflect the reattribution of these expenses in all presented periods in a manner that is also consistent with our updated internal reporting.

The carrying amounts of the major classes of assets and liabilities, which are classified as held for sale in the unaudited condensed consolidated balance sheets, are as follows:

(in thousands)	September 30, 2020	December 31, 2019
ASSETS
Inventory	$4,240	$5,728
Prepaid expenses and other	48,555	49,381
Property, plant and equipment, net	300,098	—
Intangible assets, net	186,885	—
Goodwill	146,383	—
Operating lease right-of-use assets	421,868	—
Deferred charges and other assets	40,572	—
Current assets held for sale	$1,148,601	$55,109

Property, plant and equipment, net	$—	$338,427
Intangible assets, net	—	228,593
Goodwill	—	146,383
Operating lease right-of-use assets	—	384,010
Deferred charges and other assets	—	44,085
Non-current assets held for sale	$—	$1,141,498

LIABILITIES
Advanced billings and customer deposits	$—	$169
Current operating lease liabilities	422,415	47,077
Accrued liabilities and other	5,333	7,000
Asset retirement obligations	33,168	—
Retirement plan obligations	10,027	—
Current liabilities held for sale	$470,943	$54,246

Non-current operating lease liabilities	$—	$337,661
Asset retirement obligations	—	30,762
Retirement plan obligations	—	10,398
Other non-current liabilities	—	215
Non-current liabilities held for sale	$—	$379,036

Income (loss) from discontinued operations, net of tax in the consolidated statements of comprehensive income consist of the following:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2020	2019	2020	2019
Service revenue and other	$100,963	$91,314	$302,488	$283,214
Equipment revenue	9,862	15,975	32,222	47,814
Total revenue	110,825	107,289	334,710	331,028
Operating expenses:
Cost of services	28,567	32,277	95,242	95,846
Cost of goods sold	9,600	15,571	31,565	45,740
Selling, general and administrative	7,696	8,879	25,931	28,774
Depreciation and amortization	15,077	25,886	62,804	86,350
Total operating expenses	60,940	82,613	215,542	256,710
Operating income	49,885	24,676	119,168	74,318
Other (expense) income:
Interest expense	(4,638)	(7,442)	(15,868)	(22,877)
Other	130	44	391	130
Income before income taxes	45,377	17,278	103,691	51,571
Income tax expense	11,868	4,092	27,269	13,441
Income from discontinued operations, net of tax	$33,509	$13,186	$76,422	$38,130

Our Broadband and Tower segments recognize revenue for their respective provision of cell site backhaul service and leased colocation space to the discontinued Wireless operations. That revenue is earned under contracts executed at our estimate of fair market value, which will transfer upon consummation of the sale. Accordingly, we expect to have a level of continuing involvement with the discontinued operations via these pre-existing contractual arrangements. Revenue recognized within continuing operations pursuant to these agreements is disclosed in Note 14, Segment Reporting. Because the right to use space on our owned cell towers and the related lease liability will be transferred in the sale, they have been included in our disposal group above under the relevant authoritative guidance. These right of use assets and lease liabilities were previously eliminated within our consolidated financial statements. Total assets and total liabilities as of December 31, 2019 therefore increased by $34 million as a result.

Under the relevant authoritative guidance, consummation of the sale will trigger or accelerate the recognition of certain expense related to: contingent deal advisory fees, recognition of our interest rate swap losses in net income, and loss on debt extinguishment. Our estimate of the related range of reasonably possible expense extends from $0 if the sale is not consummated to $40 million.

Note 3. Revenue from Contracts with Customers
Our Broadband segment provides broadband, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, and Kentucky, via fiber optic and hybrid fiber coaxial ("HFC") cable. The Broadband segment also provides voice and digital subscriber line (“DSL”) telephone services to customers in Virginia’s Shenandoah County as a Rural Local Exchange Carrier (“RLEC”).

These contracts are generally cancellable at the customer’s discretion without penalty at any time. We allocate the total transaction price in these transactions based upon the standalone selling price of each distinct good or service. We generally recognize these revenues over time as customers simultaneously receive and consume the benefits of the service, with the exception of equipment sales and home wiring, which are recognized as revenue at a point in time when control transfers and when installation is complete, respectively. Installation fees are allocated to services and are recognized ratably over the longer of the contract term or the period in which the unrecognized fee remains material to the contract, which we estimate to be about one year. Additionally, the Company incurs commission and installation costs related to in-house and third-party vendors which are capitalized and amortized over the expected weighted average customer life which is approximately five years.

Our Broadband segment also provides Ethernet and Wavelength fiber optic services to enterprise and carrier customers under capacity agreements, and the related revenue is recognized over time. In some cases, non-refundable upfront fees are charged for connecting enterprise or carrier customers to our fiber network. Those amounts are recognized ratably over the longer of the contract term or the period in which the unrecognized fee remains material to the respective contract.

The Broadband segment also leases dedicated fiber optic strands to customers as part of “dark fiber” agreements, which are accounted for as leases under ASC 842 Leases.

Our Tower segment leases space on owned cell towers to our Wireless segment, and to other wireless carriers. Revenue from these leases is accounted for under ASC 842.

Refer to Note 14, Segment Reporting, for a summary of these revenue streams.

Below is a summary of the Broadband segment's capitalized contract acquisition and fulfillment costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Beginning Balance	$12,780	$10,476	$11,005	$10,091
Contract payments	2,195	1,840	6,128	4,996
Contract amortization	(1,013)	(1,399)	(3,171)	(4,170)
Ending Balance	$13,962	$10,917	$13,962	$10,917

Future performance obligations
On September 30, 2020, the Company had approximately $2.9 million allocated to unsatisfied performance obligations that will be satisfied at the rate of approximately $0.8 million per year.

Note 4.  Investments

Investments consist of the following:

(in thousands)	September 30, 2020	December 31, 2019
SERP investments at fair value	$2,255	$2,278
Cost method investments	10,240	9,497
Equity method investments	539	613
Total investments	$13,034	$12,388

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

Cost Method Investments: Our investment in CoBank’s Class A common stock represented substantially all of our cost method investments with a balance of $9.5 million and $8.7 million at September 30, 2020 and December 31, 2019, respectively. We recognized approximately $1.0 million and $0.9 million of patronage income in Other income (expense) in the three months ended September 30, 2020 and 2019, respectively, and approximately $3.0 million and $2.7 million in the nine months ended September 30, 2020 and 2019, respectively. Historically, approximately 75% of the patronage distributions were in cash and 25% in equity.

Equity Method Investments: At September 30, 2020, the Company had a 20.0% ownership interest in Valley Network Partnership (“ValleyNet”). The Company and ValleyNet purchase capacity on one another’s fiber network. We recognized revenue of $0.2 million from providing service to ValleyNet during both of the three months ended September 30, 2020 and 2019, and approximately $0.7 million during both of the nine months ended September 30, 2020 and 2019. We recognized cost of service of $0.7 million and $0.8 million for the use of ValleyNet’s network during the three months ended September 30, 2020 and 2019, respectively, and approximately $2.2 million and $2.4 million in the nine months ended September 30, 2020 and 2019, respectively.

Note 5.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

($ in thousands)	Estimated Useful Lives				September 30, 2020	December 31, 2019
Land					$6,806	$6,297
Buildings and structures	10	-	40	years	88,996	85,835
Cable and fiber	15	-	30	years	368,144	334,260
Equipment and software	3	-	20	years	314,859	278,873
Plant in service					778,805	705,265
Plant under construction					54,678	31,226
Total property, plant and equipment					833,483	736,491
Less: accumulated amortization and depreciation					419,881	373,404
Property, plant and equipment, net					$413,602	$363,087

Note 6. Goodwill and Intangible Assets

Other intangible assets consisted of the following:

	September 30, 2020			December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Goodwill - Broadband	$2,687	$—	$2,687	$2,687	$—	$2,687
Indefinite-lived intangibles:
Cable franchise rights	$64,334	$—	$64,334	$64,334	$—	$64,334
FCC spectrum licenses	13,839	—	13,839	13,839	—	13,839
Railroad crossing rights	141	—	141	141	—	141
Total indefinite-lived intangibles	78,314	—	78,314	78,314	—	78,314

Finite-lived intangibles:
FCC spectrum licenses	20,777	(280)	20,497	4,659	(97)	4,562
Acquired subscribers - Cable	28,065	(25,900)	2,165	28,065	(25,600)	2,465
Other intangibles	463	(270)	193	463	(250)	213
Total finite-lived intangibles	49,305	(26,450)	22,855	33,187	(25,947)	7,240
Total intangible assets	$130,306	$(26,450)	$103,856	$114,188	$(25,947)	$88,241

During the three months ended September 30, 2020, the Company completed the purchase of certain CBRS spectrum licenses for an aggregate cost of $16.1 million, within our Broadband segment. Spectrum licenses in the CBRS band are issued by the Federal Communications Commission (“FCC”) and provide us priority access rights over general access users other than incumbents, in that specific band, in accordance with the FCC’s three-tier CBRS band spectrum sharing framework to utilize designated radio frequency spectrum within specific geographic service areas to provide wireless communication services.

We acquired Big Sandy Broadband, Inc. (“Big Sandy”) on February 28, 2019. The $10 million acquisition price was allocated as follows within our Broadband segment: $4.6 million of property, plant and equipment; $2.8 million of subscriber relationships; and $2.6 million of goodwill.

Amortization expense was $0.2 million and $0.1 million during the three months ended September 30, 2020 and 2019, respectively, and $0.5 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 7.     Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	September 30, 2020	December 31, 2019
Prepaid maintenance expenses	$4,630	$3,065
Broadband contract acquisition and fulfillment costs	4,082	4,898
Interest rate swaps	—	1,382
Other	1,867	1,801
Prepaid expenses and other	$10,579	$11,146

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	September 30, 2020	December 31, 2019
Broadband contract acquisition and fulfillment costs	$9,880	$6,107
Prepaid expenses and other	1,092	1,908
Interest rate swaps	—	1,252
Deferred charges and other assets	$10,972	$9,267

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	September 30, 2020	December 31, 2019
Interest rate swaps	$4,710	$—
Accrued programming costs	2,997	3,023
Sales and property taxes payable	1,515	919
Other current liabilities	4,632	3,449
Accrued liabilities and other	$13,854	$7,391

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	September 30, 2020	December 31, 2019
Non-current portion of deferred lease revenue	$18,420	$12,449
FCC spectrum license obligations	1,688	1,699
Non-current portion of financing leases	1,537	1,591
Other	658	1,037
Other liabilities	$22,303	$16,776

Market expectations of the projected LIBOR decreased significantly during 2020, which drove the fair value of our interest rate swaps to a liability. Refer to Note 10, Derivatives and Hedging for more information.

Note 8. Leases

At September 30, 2020, our operating leases had a weighted average remaining lease term of 23 years and a weighted average discount rate of 4.7%. Our finance leases had a weighted average remaining lease term of 14 years and a weighted average discount rate of 5.2%.

During the three and nine months ended September 30, 2020, we recognized $2.3 million and $5.1 million of operating lease expense, respectively. Comparatively, during the three and nine months ended September 30, 2019, we recognized $1.4 million and $2.9 million of operating lease expense, respectively.

We recognized $0.1 million and $0.4 million of interest and depreciation expense on finance leases during the three and nine months ended September 30, 2020 and $0.1 million and $0.5 million during the three and nine months ended September 30, 2019, respectively.

Operating lease expense is presented in cost of service or selling, general and administrative expense based on the use of the relevant facility. Variable lease payments and short-term lease expense were both immaterial. We remitted $1.2 million and $3.2 million of operating lease payments during the three and nine months ended September 30, 2020, respectively. We remitted $2.9 million of operating lease payments during the nine months ended September 30, 2019. We also obtained $2.4 million and $9.2 million of leased assets in exchange for new operating lease liabilities during the three and nine months ended September 30, 2020, respectively. We obtained $0.7 million of leased assets in exchange for new operating lease liabilities during the nine months ended September 30, 2019, respectively.

The following table summarizes the expected maturity of lease liabilities at September 30, 2020:

(in thousands)	Operating Leases	Finance Leases	Total
2020	$755	$63	$818
2021	4,174	174	4,348
2022	3,959	174	4,133
2023	3,548	174	3,722
2024	3,193	174	3,367
2025 and thereafter	67,236	1,529	68,765
Total lease payments	82,865	2,288	85,153
Less: Interest	36,182	656	36,838
Present value of lease liabilities	$46,683	$1,632	$48,315

We recognized $2.7 million and $6.9 million of operating lease revenue during the three and nine months ended September 30, 2020, respectively, and $2.1 million and $6.1 million during the three and nine months ended September 30, 2019, respectively, related to the cell site colocation space and dedicated fiber optic strands that we lease to our customers, which is included in Service and other revenue in the unaudited condensed consolidated statements of comprehensive income. Substantially all of our lease revenue relates to fixed lease payments.

Below is a summary of our minimum rental receipts under the lease agreements in place at September 30, 2020:

(in thousands)	Operating Leases
2020	$1,885
2021	6,020
2022	4,957
2023	3,339
2024	2,090
2025 and thereafter	4,722
Total	$23,013

Note 9.  Debt

Our syndicated Credit Agreement includes a $75 million, five-year undrawn revolving credit facility, as well as the following outstanding term loans:

(in thousands)	September 30, 2020	December 31, 2019
Term loan A-1	$236,721	$258,571
Term loan A-2	469,727	473,469
	706,448	732,040
Less: unamortized loan fees	10,070	11,926
Total debt, net of unamortized loan fees	$696,378	$720,114

Term Loan A-1 bears interest at one-month LIBOR plus a margin of 1.50%, while Term Loan A-2 bears interest at one-month LIBOR plus a margin of 1.75%. LIBOR resets monthly. Our cash payments for interest were $14.5 million and $21.6 million during the nine months ended September 30, 2020 and 2019, respectively.

As shown below, as of September 30, 2020, the Company was in compliance with the financial covenants in its credit agreements.

	Actual	Covenant Requirement
Total leverage ratio	2.1	3.25	or Lower
Debt service coverage ratio	5.9	2.00	or Higher
Minimum liquidity balance (in millions)	$258.8	$25.0	or Higher

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

As discussed in Note 2, Discontinued Operations, the terms of our long term debt agreements require us to repay all of our debt upon consummation of the sale of our Wireless operations. Management also intends to settle the related interest rate swaps upon consummation. Both are therefore presented outside of the disposal group as a current liability at September 30, 2020.

Note 10.  Derivatives and Hedging

The Company's interest rate swaps are pay-fixed (1.16%), receive-variable (one month LIBOR) that hedged approximately 43.0% of outstanding debt with outstanding notional amounts totaling $303.5 million and $339.8 million, as of September 30, 2020 and December 31, 2019, respectively.

The fair value of these instruments was estimated using an income approach and observable market inputs. The hedge was determined to be highly effective and therefore all of the change in its fair value was recognized through other comprehensive income. During the three months ended September 30, 2020, the change in fair market value was immaterial. During the nine months ended September 30, 2020 the fair market value decreased $7.3 million due to a decline in the one month LIBOR. Derivative balances are presented as follows in our unaudited condensed consolidated statement of cash flows:

(in thousands)	September 30, 2020	December 31, 2019
Balance sheet location of derivative financial instruments:
Prepaid expenses and other	$—	$1,382
Deferred charges and other assets, net	—	1,252
Accrued liabilities and other	4,710	—
Total derivatives designated as hedging instruments	$4,710	$2,634

The table below summarizes changes in accumulated other comprehensive income (loss) by component:

(in thousands)	Gains (Losses) on Cash Flow Hedges	Income Tax (Expense) Benefit	Accumulated Other Comprehensive Income (Loss), net of taxes
Balance as of December 31, 2019	$2,634	$(2,326)	$308
Net change in unrealized (loss) gain	(8,300)	2,074	(6,226)
Amounts reclassified to interest expense	956	(239)	717
Net current period other comprehensive (loss) income	(7,344)	1,835	(5,509)
Balance as of September 30, 2020	$(4,710)	$(491)	$(5,201)

Note 11.  Income Taxes

The Company files U.S. federal income tax returns and various state income tax returns. The Company is not subject to any state or federal income tax audits as of September 30, 2020. The Company's returns are generally open to examination from 2016 forward and the net operating losses acquired in the acquisition of nTelos are open to examination from 2002 forward.

The effective tax rates for the three and nine months ended September 30, 2020 and 2019, differ from the statutory U.S. federal income tax rate of 21.0% primarily due to the state income taxes, excess tax benefits and other discrete items.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected tax expense at federal statutory	$326	$352	$72	$667
State income taxes net of federal tax effect	70	73	15	138
Excess tax benefit from share based compensation and other, net	(255)	82	(771)	(913)
Total income taxes for continuing operations	$141	$507	$(684)	$(108)

Cash payments for income taxes totaled $5.4 million and $6.1 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 12.  Earnings per Share & Stock Compensation

The Company granted approximately 81 thousand restricted stock units (RSUs) to employees during the nine months ended September 30, 2020. Approximately 70 thousand and 11 thousand of these RSUs were granted during the first and second quarter of 2020, respectively, at market prices of $48.47 and $52.70 in those respective quarters. The Company also granted approximately 14 thousand RSUs to members of the board of directors at a market price of $48.47 per award in the first quarter of 2020. Additionally, approximately 40 thousand Relative Total Shareholder Return (“RTSR”) awards were granted to employees at a value of $56.32 per award in the first quarter of 2020. Under the terms of the award agreements, the RSUs granted to employees vest over the anniversary date of the grants through 2024. The RSUs granted to the members of the board of directors vest fully on the first anniversary of the grant date. Pursuant to the terms of the RTSR awards, the Company’s stock performance over a three-year period, ending December 31, 2022, will be compared to a group of peer companies, and the actual number of shares to be issued will be determined based upon the performance of the Company’s stock as compared with that of the peer group. The actual number of shares to be issued ranges from zero shares (if the Company’s stock performance is in the bottom 25% of the peer group) to 150% of the awards granted (if the Company’s stock performance is in the top 25% of the peer group). The Company's stock-based compensation award vesting is subject to requirements relating to continued

employment with the Company through the service or performance periods, and to special vesting provisions in case of a change of control, death, disability or retirement.

We utilize the treasury stock method to calculate the impact on diluted earnings per share that potentially dilutive stock-based compensation awards have. The following table indicates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30, 2020
(in thousands, except per share amounts)	2020	2019	2020	2019
Calculation of net income per share:
Income from continuing operations	$1,412	$1,168	$1,026	$3,284
Income from discontinued operations, net of tax	$33,509	$13,186	$76,422	$38,130
Net income	$34,921	$14,354	$77,448	$41,414

Basic weighted average shares outstanding	49,911	49,857	49,889	49,827
Basic net income per share - continuing operations	$0.03	$0.02	$0.02	$0.07
Basic net income per share - discontinued operations	$0.67	$0.27	$1.53	$0.76
Basic net income per share	$0.70	$0.29	$1.55	$0.83

Effect of stock-based compensation awards outstanding:
Basic weighted average shares outstanding	49,911	49,857	49,889	49,827
Effect from dilutive shares and options outstanding	194	272	160	283
Diluted weighted average shares outstanding	50,105	50,129	50,049	50,110
Diluted net income per share - continuing operations	0.03	0.02	0.02	0.07
Diluted net income per share - discontinued operations	0.67	0.27	1.53	0.76
Diluted net income per share	$0.70	$0.29	$1.55	$0.83
There were fewer than 110,000 anti-dilutive awards outstanding during the three and nine months ended 2020 and 2019.

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

Note 14. Segment Reporting

The expected divestiture of our Wireless operations represents a strategic shift in the Company’s business and qualifies as a discontinued operation. As a result, the operating results and cash flows related to the Wireless segment have been reflected as discontinued operations in our Unaudited Condensed Consolidated Statements of Comprehensive Income and the Unaudited Condensed Consolidated Statements of Cash Flows.

Similarly, the results of our Wireless operations are no longer presented as a reporting segment. Consistent with the internal reporting provided to our chief operating decision maker, we previously allocated certain corporate management overhead costs to the former Wireless segment which may no longer be allocated to discontinued operations under the relevant authoritative guidance. Accordingly, we have recast our reporting of the remaining segments to reflect the reattribution of these expenses in all presented periods in a manner consistent with our updated internal reporting.

Three Months Ended September 30, 2020:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Cable, residential and SMB (1)	$37,469	$—	$—	$37,469
Fiber, enterprise and wholesale	4,707	—	—	4,707
Rural local exchange carrier	4,426	—	—	4,426
Installation and other	2,008	—	—	2,008
Tower lease	—	1,864	—	1,864
Service revenue and other	48,610	1,864	—	50,474
Revenue for service provided to the discontinued Wireless operations	2,100	2,637	(38)	4,699
Total revenue	50,710	4,501	(38)	55,173
Operating expenses
Cost of services	21,326	1,283	60	22,669
Selling, general and administrative	9,792	330	9,917	20,039
Depreciation and amortization	10,106	467	1,422	11,995
Total operating expenses	41,224	2,080	11,399	54,703
Operating income (loss)	$9,486	$2,421	$(11,437)	$470
_______________________________________________________
(1) SMB refers to Small and Medium Businesses.

Three Months Ended September 30, 2019:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Cable, residential and SMB	$33,696	$—	$—	$33,696
Fiber, enterprise and wholesale	5,163	—	—	5,163
Rural local exchange carrier	5,080	—	—	5,080
Installation and other	2,073	—	—	2,073
Tower lease	—	1,851	—	1,851
Service revenue and other	46,012	1,851	—	47,863
Revenue for service provided to the discontinued Wireless operations	2,669	1,289	(7)	3,951
Total revenue	48,681	3,140	(7)	51,814
Operating expenses
Cost of services	20,032	927	(12)	20,947
Selling, general and administrative	8,790	192	10,463	19,445
Depreciation and amortization	8,617	691	1,433	10,741
Total operating expenses	37,439	1,810	11,884	51,133
Operating income (loss)	$11,242	$1,330	$(11,891)	$681

Nine Months Ended September 30, 2020:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Cable, residential and SMB	$108,242	$—	$—	$108,242
Fiber, enterprise and wholesale	15,858	—	—	15,858
Rural local exchange carrier	13,784	—	—	13,784
Installation and other	5,928	—	—	5,928
Tower lease	—	5,490	—	5,490
Service revenue and other	143,812	5,490	—	149,302
Revenue for service provided to the discontinued Wireless operations	6,818	7,000	(477)	13,341
Total revenue	150,630	12,490	(477)	162,643
Operating expenses
Cost of services	61,572	3,537	58	65,167
Selling, general and administrative	28,960	1,095	34,172	64,227
Depreciation and amortization	30,448	1,414	4,148	36,010
Total operating expenses	120,980	6,046	38,378	165,404
Operating income (loss)	$29,650	$6,444	$(38,855)	$(2,761)

Nine Months Ended September 30, 2019:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Cable, residential and SMB	$99,703	$—	$—	$99,703
Fiber, enterprise and wholesale	14,912	—	—	14,912
Rural local exchange carrier	15,899	—	—	15,899
Installation and other	6,002	—	—	6,002
Tower lease	—	5,365	—	5,365
Service revenue and other	136,516	5,365	—	141,881
Revenue for service provided to the discontinued Wireless operations	7,597	3,830	(23)	11,404
Total revenue	144,113	9,195	(23)	153,285
Operating expenses
Cost of services	59,348	2,704	(22)	62,030
Selling, general and administrative	24,316	634	32,650	57,600
Depreciation and amortization	27,243	2,102	4,462	33,807
Total operating expenses	110,907	5,440	37,090	153,437
Operating income (loss)	$33,206	$3,755	$(37,113)	$(152)

A reconciliation of the total of the reportable segments’ operating income to consolidated income from continuing operations before taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Total consolidated operating income (loss)	$470	$681	$(2,761)	$(152)
Other income, net	1,083	994	3,103	3,328
Income from continuing operations before income taxes	$1,553	$1,675	$342	$3,176

Note 15. Subsequent Events

Dividend Declaration
On October 27, 2020, the Company's Board of Directors approved a dividend of $0.34 per common share. The dividend will be payable on December 1, 2020 to shareholders of record as of the close of business on November 12, 2020.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements. All statements regarding Shenandoah Telecommunications Company’s expected future financial position and operating results, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters, including information concerning our response to COVID-19, are forward-looking statements. We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct. The Company’s actual results could be materially different from its expectations because of various factors, that may include natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as COVID-19, changes in general economic conditions, increases in costs, changes in regulation and other competitive factors. Updates to the Risk Factors described in “Item 1A-Risk Factors” as provided in our Annual Report on Form 10-K for the year ended December 31, 2019, may be found below in Part II, under the heading “Item 1A-Risk Factors.
The following management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2019, including the unaudited condensed consolidated financial statements and related notes included therein.

Overview

Shenandoah Telecommunications Company (“Shentel”, “we”, “our”, “us”, or the “Company”), is a provider of a comprehensive range of broadband communication services and cell tower colocation space in the Mid-Atlantic portion of the United States. Management’s Discussion and Analysis is organized around our reporting segments. Refer to Note 14, Segment Reporting, in our unaudited condensed consolidated financial statements for additional information.

Results of Operations

Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019

The Company’s consolidated results from operations are summarized as follows:

	Three Months Ended September 30,				Change
($ in thousands)	2020	% of Revenue	2019	% of Revenue	$	%
Revenue	$55,173	100.0	$51,814	100.0	3,359	6.5
Operating expenses	54,703	99.1	51,133	98.7	3,570	7.0
Operating income	470	0.9	681	1.3	(211)	(31.0)

Other income, net	1,083	2.0	994	1.9	89	9.0
Income before taxes	1,553	2.8	1,675	3.2	(122)	(7.3)
Income tax expense	141	0.3	507	1.0	(366)	(72.2)
Income from continuing operations	1,412	2.6	1,168	2.3	244	20.9

Income from discontinued operations, net of tax	33,509	60.7	13,186	25.4	20,323	154.1
Net Income	$34,921	63.3	$14,354	27.7	20,567	143.3

Revenue
Revenue in the third quarter of 2020 increased 6.5% to $55.2 million from $51.8 million in the third quarter of 2019, due to growth of $2.0 million and $1.4 million, in the Broadband and Tower segments, respectively.

Refer to the discussion of the results of operations for the Broadband and Tower segments, included within this quarterly report, for additional information.

Operating expenses
Operating expenses increased approximately $3.6 million, or 7.0%, during the three months ended September 30, 2020 compared with the three months ended September 30, 2019. The increase was primarily due to incremental Broadband operating expenses incurred to support the launch of our new fiber-to-the-home service, Glo Fiber, and new fixed wireless broadband service, Beam.

Income tax expense
Income tax expense decreased approximately $0.4 million, during the three months ended September 30, 2020 compared with the three months ended September 30, 2019, due to changes in excess tax benefits from share based compensation and other discrete items.
Income from discontinued operations, net of tax
As discussed in the notes to our interim financial statements, the results of our Wireless operations are now presented as discontinued operations.

Income from discontinued operations, net of tax, increased $20.3 million, or 154.1%. The increase was driven by a $10.4 million decline in depreciation and amortization primarily as a result of ceasing depreciation and amortization of assets held for sale, $5.5 million increase in postpaid wireless service revenue, a $4.5 million increase in travel revenue, and $4.2 million decline due to ceasing amortization on our right of use assets under operating leases.

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019

The Company’s consolidated results from operations are summarized as follows:

	Nine Months Ended September 30,				Change
($ in thousands)	2020	% of Revenue	2019	% of Revenue	$	%
Revenue	$162,643	100.0	$153,285	100.0	9,358	6.1
Operating expenses	165,404	101.7	153,437	100.1	11,967	7.8
Operating income (loss)	(2,761)	(1.7)	(152)	(0.1)	(2,609)	1,716.4

Other income, net	3,103	1.9	3,328	2.2	(225)	(6.8)
Income before taxes	342	0.2	3,176	2.1	(2,834)	(89.2)
Income tax expense (benefit)	(684)	(0.4)	(108)	(0.1)	(576)	(533.3)
Income from continuing operations	1,026	0.6	3,284	2.1	(2,258)	(68.8)

Income from discontinued operations, net of tax	76,422	47.0	38,130	24.9	38,292	100.4
Net Income	$77,448	47.6	$41,414	27.0	36,034	87.0

Revenue
Revenue increased $9.4 million or 6.1%, during the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019, due to growth of $6.5 million and $3.3 million, in the Broadband and Tower segments, respectively.

Refer to the discussion of the results of operations for the Broadband and Tower segments below for additional information.

Operating expenses
Operating expenses increased approximately $12.0 million, or 7.8%, during the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. The increase was primarily due to incremental Broadband operating expenses incurred to support the launch of our new fiber-to-the-home service, Glo Fiber, and fixed wireless broadband solution, Beam.

Income tax expense
Income tax expense decreased approximately $0.6 million, during the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019, due to changes in taxable income.

Income from discontinued operations, net of tax
Income from discontinued operations net of tax increased $38.3 million or 100.4%. The increase was driven by a $22.2 million decrease in depreciation and amortization, a $19.5 million increase in travel revenue, a $7.0 million decline in interest expense from lower borrowing rates, $4.2 million in ceasing amortization of our right of use assets under operating leases partially offset by $13.8 million in higher income tax expense. Certain assets acquired from nTelos in 2016 became fully depreciated during 2020 and depreciation and amortization of the long-lived assets within our disposal group ceased in September 2020.

Resolution of our travel revenue dispute during June of 2020 reset the travel fee at $1.5 million per month through 2021. As a result, we recognized $25.5 million of travel revenue during the nine months ended September 30, 2020 for service that we have provided since May 1, 2019. Of that amount, $12.0 million related to service provided during 2019.

Broadband

Our Broadband segment provides broadband, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, and Kentucky, via hybrid fiber coaxial (“HFC”) cable under the brand name of Shentel, fiber optics under the brand name of Glo Fiber and fixed wireless network under the brand name of Beam. The Broadband segment also leases dark fiber and provides Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. The Broadband segment also provides voice and digital subscriber line (“DSL”) telephone services to customers in Virginia’s Shenandoah County as a Rural Local Exchange Carrier (“RLEC”). These integrated networks are connected by an approximately 6,700 fiber route mile network. This fiber optic network also supports our Wireless segment operations, which are currently classified as discontinued operations, and these intercompany transactions are reported at their market value.

The following table indicates selected operating statistics of Broadband:

	September 30, 2020	September 30, 2019
Broadband homes passed (1) (2)	230,002	206,262
Incumbent Cable	207,655	206,262
Glo Fiber	22,347	—

Broadband customer relationships (3)	106,314	94,356

Residential and SMB RGUs:
Broadband	98,764	82,413
Incumbent Cable	95,962	82,413
Glo Fiber	2,802	—
Video	53,647	55,015
Voice	33,019	30,956
Total Cable and Glo Fiber RGUs	185,430	168,384

Residential and SMB Penetration (4)
Broadband	42.9%	40.0%
Incumbent Cable	46.2%	40.0%
Glo Fiber penetration	12.5%	—%
Video	23.3%	26.7%
Voice	15.5%	16.3%

Residential and SMB ARPU (5)
Broadband	$77.71	$77.47
Incumbent Cable	$77.66	$77.47
Glo Fiber	$80.03	$—
Video	$93.08	$89.32
Voice	$29.61	$30.68

Fiber route miles	6,705	5,864
Total fiber miles (6)	367,154	311,702
_______________________________________________________
(1)Homes and businesses are considered passed (“homes passed”) if we can connect them to our distribution system without further extending the transmission lines. Homes passed is an estimate based upon the best available information. Homes passed have access to video, broadband and voice services.
(2)Includes approximately 16,600 RLEC homes passed where we are the dual incumbent telephone and cable provider.
(3)Customer relationships represent the number of billed customers who receive at least one of our services.
(4)Penetration is calculated by dividing the number of users by the number of homes passed or available homes, as appropriate.
(5)Average Revenue Per Customer calculation = (Residential & SMB Revenue * 1,000) / average customer relationships / 3 months
(6)Total fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019

Broadband results from operations are summarized as follows:

	Three Months Ended September 30,				Change
($ in thousands)	2020	% of Revenue	2019	% of Revenue	$	%
Broadband operating revenue
Cable, residential and SMB	$37,469	73.9	$33,696	69.2	3,773	11.2
Fiber, enterprise and wholesale	6,589	13.0	7,085	14.6	(496)	(7.0)
Rural local exchange carrier	4,645	9.2	5,583	11.5	(938)	(16.8)
Equipment and other	2,007	4.0	2,317	4.8	(310)	(13.4)
Total broadband revenue	50,710	100.0	48,681	100.0%	2,029	4.2
Broadband operating expenses
Cost of services	21,326	42.1	20,032	41.1	1,294	6.5
Selling, general, and administrative	9,792	19.3	8,790	18.1	1,002	11.4
Depreciation and amortization	10,106	19.9	8,617	17.7	1,489	17.3
Total broadband operating expenses	41,224	81.3	37,439	76.9	3,785	10.1
Broadband operating income	$9,486	18.7	$11,242	23.1	(1,756)	(15.6)

Cable, residential and small and medium business (SMB) revenue
Cable, residential and SMB revenue increased during the three months ended September 30, 2020 approximately $3.8 million, or 11.2%, primarily driven by 19.8% growth in broadband subscribers.

Fiber, enterprise and wholesale revenue
Fiber, enterprise and wholesale revenue decreased during the three months ended September 30, 2020 approximately $0.5 million, or 7.0%, due primarily to lower amortized revenue partially offset by growth in enterprise and backhaul connections.
Rural local exchange carrier (RLEC) revenue
RLEC revenue decreased approximately $0.9 million, or 16.8%, compared with the three months ended September 30, 2019 due to lower governmental support and a decline in residential voice and data subscribers.

Cost of services
Cost of services increased $1.3 million, or 6.5%, primarily driven by higher compensation costs due to Glo Fiber and Beam fixed wireless start-up staffing and maintenance of the expanding network.

Selling, general and administrative
Selling, general and administrative expense increased $1.0 million or 11.4% compared with the three months ended September 30, 2019, due to increases in compensation expense of $1.5 million as a result of Glo Fiber and Beam fixed wireless start-up staffing, offset by a $0.4 million reduction in bad debt expense.

Depreciation and amortization
Depreciation and amortization increased $1.5 million or 17.3%, compared with the three months ended September 30, 2019, primarily as a result of our network expansion, the introduction of fiber to the home service under our brand, Glo Fiber, and our fixed wireless broadband solution, Beam.

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019

Broadband results from operations are summarized as follows:

	Nine Months Ended September 30,				Change
($ in thousands)	2020	% of Revenue	2019	% of Revenue	$	%
Broadband revenue
Cable, residential and SMB	$108,242	71.9	$99,703	69.2	8,539	8.6
Fiber, enterprise and wholesale	21,853	14.5	20,373	14.1	1,480	7.3
Rural local exchange carrier	14,607	9.7	17,305	12.0	(2,698)	(15.6)
Equipment and other	5,928	3.9	6,732	4.7	(804)	(11.9)
Total broadband revenue	150,630	100.0	144,113	100.0%	6,517	4.5
Broadband operating expenses
Cost of services	61,572	40.9	59,348	41.2	2,224	3.7
Selling, general, and administrative	28,960	19.2	24,316	16.9	4,644	19.1
Depreciation and amortization	30,448	20.2	27,243	18.9	3,205	11.8
Total broadband operating expenses	120,980	80.3	110,907	77.0	10,073	9.1
Broadband operating income	$29,650	19.7	$33,206	23.0	(3,556)	(10.7)

Cable, residential and small and medium business (SMB) revenue
Cable, residential and SMB revenue increased during the nine months ended September 30, 2020 approximately $8.5 million, or 8.6%, primarily driven by 19.8% growth in broadband subscribers.

Fiber, enterprise and wholesale revenue
Fiber, enterprise and wholesale revenue increased during the nine months ended September 30, 2020 approximately $1.5 million, or 7.3%, due primarily to an increase in new enterprise and backhaul connections.

Rural local exchange carrier (RLEC) revenue
RLEC revenue decreased approximately $2.7 million, or 15.6%, compared with the nine months ended September 30, 2019 due primarily to a decline in residential voice and data subscribers, lower governmental support, lower switched access revenue from other carriers, and lower intercompany phone service.

Cost of services
Cost of services increased $2.2 million, or 3.7%, primarily driven by higher compensation expense to support the expansion of our network related to the launch of our new services Glo Fiber and Beam.

Selling, general and administrative
Selling, general and administrative expense increased $4.6 million or 19.1% compared with the nine months ended September 30, 2019, due to increases in compensation expense of $4.1 million as a result of Glo Fiber and Beam fixed wireless start-up staffing, higher benefit plan and incentive accruals from strong operating results, and $0.6 million of professional fees.

Depreciation and amortization
Depreciation and amortization increased $3.2 million or 11.8%, compared with the nine months ended September 30, 2019, primarily as a result of our network expansion and the introduction of fiber to the home service under our brand, Glo Fiber.
Tower

Our Tower segment owns 230 cell towers and small cell sites and leases colocation space on the towers to wireless communications providers, including our Wireless segment which is currently classified as a discontinued operation. Substantially all of our owned towers are built on ground that we lease from the respective landlords. The colocation space that we lease to our Wireless segment is priced at our estimate of fair market value.

The following table indicates selected operating statistics of the Tower segment:

	September 30, 2020	September 30, 2019
Macro towers owned	222	221
Small cell sites	8	—
Tenants (1)	414	380
Average tenants per tower	1.8	1.7
_______________________________________________________
(1)Includes 208 and 177 intercompany tenants for our Wireless segment as of September 30, 2020 and 2019, respectively.

Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019

Tower results from operations are summarized as follows:

	Three Months Ended September 30,				Change
($ in thousands)	2020	% of Revenue	2019	% of Revenue	$	%
Tower revenue	$4,501	100.0	$3,140	100.0	1,361	43.3
Tower operating expenses	2,080	46.2	1,810	57.6	270	14.9
Tower operating income	$2,421	53.8	$1,330	42.4	1,091	82.0

Revenue
Revenue increased approximately $1.4 million, or 43.3%, during the three months ended September 30, 2020 compared with the three months ended September 30, 2019. This increase was due to a 8.9% increase in tenants and a 37.9% increase in average revenue per tenant driven by amendments to intercompany leases effective in the first quarter of 2020.

Operating expenses
Operating expenses were comparable with the prior year.

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019

Tower results from operations are summarized as follows:

	Nine Months Ended September 30,				Change
($ in thousands)	2020	% of Revenue	2019	% of Revenue	$	%
Tower revenue	$12,490	100.0	$9,195	100.0	3,295	35.8
Tower operating expenses	6,046	48.4	5,440	59.2	606	11.1
Tower operating income	$6,444	51.6	$3,755	40.8	2,689	71.6

Revenue
Revenue increased approximately $3.3 million, or 35.8%, during the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. This increase was due to a 10.2% increase in tenants and a 26.0% increase in average revenue per tenant driven by amendments to intercompany leases.

Operating expenses
Operating expenses increased approximately $0.6 million during the nine months ended September 30, 2020 compared to the prior year period due primarily to increases in ground lease rent.

Non-GAAP Financial Measures

Adjusted OIBDA

Adjusted OIBDA represents Operating income from continuing operations before depreciation, amortization of intangible assets, stock-based compensation and certain other items of revenue, expense, gain or loss not reflective of our operating performance, which may or may not be recurring in nature.

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

The following tables reconcile Adjusted OIBDA to operating income from continuing operations, which we consider to be the most directly comparable GAAP financial measure:

Three Months Ended September 30, 2020
(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
Operating income from continuing operations	$9,486	$2,421	$(11,437)	$470
Depreciation	9,939	467	1,422	11,828
Amortization	167	—	—	167
OIBDA	19,592	2,888	(10,015)	12,465
Share-based compensation expense	—	—	1,137	1,137
Deal advisory fees	—	—	1,032	1,032
Adjusted OIBDA	$19,592	$2,888	$(7,846)	$14,634

Three Months Ended September 30, 2019
(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
Operating income from continuing operations	$11,242	$1,330	$(11,891)	$681
Depreciation	8,472	691	1,433	10,596
Amortization	145	—	—	145
OIBDA	19,859	2,021	(10,458)	11,422
Share-based compensation expense	—	—	723	723
Adjusted OIBDA	$19,859	$2,021	$(9,735)	$12,145

Nine Months Ended September 30, 2020
(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
Operating income from continuing operations	$29,650	$6,444	$(38,855)	$(2,761)
Depreciation	29,960	1,414	4,148	35,522
Amortization	488	—	—	488
OIBDA	60,098	7,858	(34,707)	33,249
Share-based compensation expense	—	—	5,306	5,306
Deal advisory fees	—	—	3,002	3,002
Adjusted OIBDA	$60,098	$7,858	$(26,399)	$41,557

Nine Months Ended September 30, 2019
(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
Operating income from continuing operations	$33,206	$3,755	$(37,113)	$(152)
Depreciation	26,936	2,102	4,462	33,500
Amortization	307	—	—	307
OIBDA	60,449	5,857	(32,651)	33,655
Share-based compensation expense	—	—	2,769	2,769
Adjusted OIBDA	$60,449	$5,857	$(29,882)	$36,424

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Cash: Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, proceeds available under our revolving line of credit, and proceeds from dispositions.

As of September 30, 2020 our cash and cash equivalents totaled $184.1 million and the availability under our revolving line of credit was $75.0 million, for total available liquidity of $259.1 million.

•The Company generated approximately $44.8 million of net cash from continuing operations during the nine months ended September 30, 2020, consistent with the nine months ended September 30, 2019.
•Discontinued operations contributed $182.5 million driven by strong results for our Wireless operations, including a $19.5 million increase due to the resolution of our travel revenue dispute with Sprint.

Net cash used in investing activities from continuing operations increased $23.1 million during the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019 due to the following:
•$33.9 million increase in capital expenditures due primarily to higher spending in the Broadband segment primarily driven by our Glo Fiber market expansion.
•$10.0 million decline in acquisitions. In 2019, the Company acquired Big Sandy Broadband, Inc. for $10.0 million.
•Net cash used in investing activities from discontinued operations decreased $40.4 million to $17.8 million during the nine months ended September 30, 2020, due to completion of the nTelos and Parkersburg network expansions in the first half of 2019 and postponement of Richmond Sliver territory expansion projects.

Net cash used in financing activities from continuing operations during the nine months ended September 30, 2020, consistent with the nine months ended September 30, 2019.

Indebtedness: As of September 30, 2020, the Company’s indebtedness totaled approximately $696.4 million, net of unamortized loan fees of $10.1 million, with an annualized overall weighted average interest rate of approximately 2.3%. Cash proceeds to be received, in connection with the completion of the sale of the Wireless segment operating assets and operations, are required to be used to repay our outstanding indebtedness. Principal payments on our debt are thus presented as cash used to finance our discontinued operations. Refer to Note 9, Debt, for information about the Company's Credit Facility and financial covenants.

Borrowing Capacity: As of September 30, 2020, the Company’s outstanding debt principal, under the Credit Facility, totaled $706.4 million, with an estimated annualized effective interest rate of 2.3% after considering the impact of the interest rate swap contracts and unamortized loan costs.

As of September 30, 2020, we were in compliance with the financial covenants in our Credit Facility agreement.

We expect our cash on hand, available funds under our revolving credit facility, proceeds received from dispositions, and our cash flow from continuing operations will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our credit facility. Thereafter, capital expenditures will likely be required to continue planned capital upgrades to the broadband networks, tower infrastructure and to provide increased capacity to meet expected growth in demand for our products and services. The actual amount and timing of our future capital requirements may differ materially from our estimate depending on the demand for our products and services, including the outcome of a potential sale of our wireless segment to T-Mobile, new market developments and expansion opportunities.

Our proceeds from dispositions and cash flows from continuing operations could be adversely affected by events outside our control, including, without limitation, changes in overall economic conditions, regulatory requirements, changes in technologies, demand for our products and services, availability of labor resources and capital, changes in our relationship with Sprint, natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as COVID-19, and other conditions. Our ability to attract and maintain a sufficient customer base, particularly in our Broadband markets, is critical to our ability to maintain a positive cash flow from operations. The foregoing events individually or collectively could affect our results.

Critical Accounting Policies

There have been no material changes to the critical accounting policies as previously disclosed in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, the Company had $706.4 million of gross variable rate debt outstanding, bearing interest at a weighted average rate of 2.3%. An increase in market interest rates of 1.00% would add approximately $6.9 million to annual interest expense, excluding the effect of our interest rate swaps. The swaps cover notional principal equal to $303.5 million, or approximately 43% as of September 30, 2020. The Company is required to pay a combined fixed rate of approximately 1.16% and receive a variable rate based on one month LIBOR (0.16% at September 30, 2020), to manage a portion of its interest rate risk. Changes in the net interest paid or received under the swaps would offset a corresponding portion of the change in interest expense on the variable rate debt outstanding.

ITEM 4.CONTROLS AND PROCEDURES

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

As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, we identified material weaknesses in internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As remediation has not yet been completed, our President and Chief Executive Officer, our Senior Vice President - Finance and Chief Financial Officer, and our Vice President - Chief Accounting Officer, have concluded that our disclosure controls and procedures continued to be ineffective as of September 30, 2020.

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

Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2020, the Company continued execution of Management's Remediation Plan. Aside from continued improvements under this plan, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting. We are evaluating the impact of the anticipated sale of our discontinued Wireless operations on our remediation plan and timeline.

PART II
ITEM 1A.RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of September 30, 2020, except as described below, there have been no significant changes to the Risk Factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks Related to the Business Combination and integration between T-Mobile and Sprint and the related purchase option appraisal process to determine the value of our Wireless assets and operations could cause significant volatility in the trading and value of the Company’s common stock.

As previously disclosed, on April 1, 2020, T-Mobile US, Inc. (“T-Mobile”) publicly announced the completion of its business combination with Sprint Corporation (“Sprint”) and subsequently delivered to the Company a notice of Network Technology Conversion, Brand Conversion and Combination Conversion (a “Conversion Notice”) pursuant to the terms of the Company’s affiliate agreement with Sprint. On August 26, 2020, T-Mobile exercised its option to purchase the assets and operations of our Wireless operations for 90% of the “Entire Business Value” (as defined under our affiliate agreement and determined pursuant to the appraisal process under the affiliate agreement). The appraised value and ultimate closing of the sale to T-Mobile does not require shareholder approval. The value of the Company's Wireless assets and operations determined through the appraisal process is uncertain and may not reflect the value implied by the value of our common stock.

As previously disclosed, the Company had disputed the framework of the appraisal process and other contractual terms related to T-Mobile’s pending acquisition of our Wireless assets and operations. Although the parties have now aligned in principle to resolve such disputed items, additional disputes may arise during the appraisal process which could delay the determination of Entire Business Value, delay the closing of the sale of our Wireless assets and operations and adversely affect the appraised value of our Wireless assets and operations.

The Company’s Board of Directors has not determined the use of the proceeds from the pending sale of our Wireless assets and operations and the decision could be different than expectations and cause significant volatility in the trading and value of our common stock.

The affiliate agreement also provides that 90 days following delivery of the Conversion Notice, T-Mobile may effect a Technology Conversion, Brand Conversion and Combination Conversion (each as defined in the affiliate agreement), following which T-Mobile is permitted to take certain competitive and other actions that could directly or indirectly adversely affect the Company’s Wireless business and operations. T-Mobile began integration of collection policies and voice traffic policies in the second quarter 2020 and credit policies, the brands, rate plans, sales, distribution channels and network in the third quarter 2020. The integration activities have adversely affected, and are likely to continue to adversely affect, our Wireless segment operating and financial results. Although the agreement in principle, with T-Mobile, to resolve the appraisal framework dispute requires the appraisers to disregard merger integration effects, it is uncertain how these impacts will be interpreted by the appraisers and could adversely affect the appraised value of our Wireless assets and operations.

In addition, management and financial resources have been diverted and will continue to be diverted toward a potential transaction with T-Mobile. We have incurred, and expect to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with this process and related planning. These costs could adversely affect our financial condition and results of operations prior to the determination of the future of our Wireless operations.

Risks Related to Our Business

The COVID-19 pandemic, and the future outbreak of other highly infectious or contagious diseases, could disrupt the operation of our business resulting in adverse impacts to our financial condition, results of operations, and cash flow and could create significant volatility in the trading and value of the Company’s common stock.

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

Governments in the markets that we operate have mandated residents to stay at home and have temporarily closed businesses that are not considered essential. Although our businesses are considered essential, the Company temporarily closed approximately 40% of its Sprint branded retail stores during March 2020 as a result of the COVID-19 pandemic before re-opening them in the second quarter of 2020 and adversely affected and continues to affect our Wireless postpaid subscriber gross additions. In addition, the current COVID-19 pandemic, or a future pandemic, could have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:
•additional disruptions or delays in our operations or network performance, as well as network maintenance and construction, testing, supervisory and customer support activities, and inventory and supply procurement;
•increases in operating costs, inventory shortages and/or a decrease in productivity related to travel bans and social distancing efforts, which could include delays in our ability to install broadband services at customer locations or require our vendors and contractors to incur additional costs that may be passed onto us;
•a deterioration in our ability to operate in affected areas or delays in the supply of products or services to us from vendors that are needed for our efficient operations;
•a decrease in the ability of our counterparties to meet their obligations to us in full, or at all;
•a general reduction in business and economic activity may severely impact our customers and may cause them to be unable to pay for services provided; and
•the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption.

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

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no shares repurchased during the third quarter ended September 30, 2020. Such activity typically occurs in the first half of the year connected to stock compensation vesting events to settle employee tax withholding requirements. There have been no repurchases of shares during 2020 through the share repurchase program.

($ in thousands, except per share amounts)	Number of Shares Surrendered	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased under the Plans or Programs
July 1 to July 31	—	N/A	—	$72,765
August 1 to August 31	—	N/A	—	$72,765
September 1 to September 30	—	N/A	—	$72,765
Total	—		—	$72,765

ITEM 6.     Exhibits Index

Exhibit No.	Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

	101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: November 6, 2020