Form 10-Q
period 2021-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2021-04-29
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

(540) 984-4141
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock (No Par Value)	SHEN	NASDAQ Global Select Market	49,943,149
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)	(The number of shares of the registrant's common stock outstanding on April 26, 2021)

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
Yes ☐  No  ☒

SHENANDOAH TELECOMMUNICATIONS COMPANY

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$229,182	$195,397
Accounts receivable, net of allowance for doubtful accounts of $490 and $614, respectively	66,618	70,393
Prepaid expenses and other	12,943	9,631
Current assets held for sale	1,117,528	1,133,294
Total current assets	1,426,271	1,408,715
Investments	13,376	13,769
Property, plant and equipment, net	468,383	440,427
Goodwill and Intangible assets, net	106,543	106,759
Operating lease right-of-use assets	52,738	50,387
Deferred charges and other assets	14,998	11,650
Total assets	$2,082,309	$2,031,707
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized loan fees	$680,531	$688,463
Accounts payable	19,866	19,599
Advanced billings and customer deposits	9,407	8,594
Accrued compensation	11,235	16,413
Income taxes payable	21,622	6,951
Current operating lease liabilities	2,062	1,970
Accrued liabilities and other	14,505	13,869
Current liabilities held for sale	443,089	452,202
Total current liabilities	1,202,317	1,208,061
Other long-term liabilities:
Deferred income taxes	155,623	150,652
Asset retirement obligations	5,130	4,955
Benefit plan obligations	12,785	14,645
Non-current operating lease liabilities	48,047	46,095
Other liabilities	24,453	24,905
Total other long-term liabilities	246,038	241,252
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, no par value, authorized 96,000; 49,943 and 49,868 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid in capital	46,583	47,317
Retained earnings	591,304	539,783
Accumulated other comprehensive loss, net of taxes	(3,933)	(4,706)
Total shareholders’ equity	633,954	582,394
Total liabilities and shareholders’ equity	$2,082,309	$2,031,707

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)	Three Months Ended March 31,
	2021	2020
Service revenue and other	$59,691	$53,134
Operating expenses:
Cost of services	23,283	20,317
Selling, general and administrative	20,153	22,096
Restructuring expense	618	—
Depreciation and amortization	13,266	12,085
Total operating expenses	57,320	54,498
Operating income (loss)	2,371	(1,364)
Other income:
Other income, net	1,600	749
Income (loss) before income taxes	3,971	(615)
Income tax expense (benefit)	922	(765)
Income from continuing operations	3,049	150
Income from discontinued operations, net of tax	48,472	13,130
Net income	51,521	13,280

Other comprehensive income:
Unrealized income (loss) on interest rate hedge, net of tax	773	(6,106)
Comprehensive income	$52,294	$7,174

Net income per share, basic and diluted:
Basic - Income from continuing operations	$0.06	$—
Basic - Income from discontinued operations, net of tax	$0.97	$0.27
Basic net income per share	$1.03	$0.27

Diluted - Income from continuing operations	$0.06	$—
Diluted - Income from discontinued operations, net of tax	$0.97	$0.27
Diluted net income per share	$1.03	$0.27

Weighted average shares outstanding, basic	49,947	49,888
Weighted average shares outstanding, diluted	50,081	50,036

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2020	49,868	$47,317	$539,783	$(4,706)	$582,394
Net income	—	—	51,521	—	51,521
Other comprehensive gain (loss), net of tax	—	—	—	773	773
Stock based compensation	109	746	—	—	746
Stock options exercised	—	—	—	—	—
Common stock issued	—	8	—	—	8
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(33)	(1,486)	—	—	(1,486)
Common stock issued to acquire non-controlling interest in nTelos	—	—	—	—	—
Balance, March 31, 2021	49,943	$46,583	$591,304	$(3,933)	$633,954

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	49,671	$42,110	$430,010	$308	$472,428
Net income	—	—	13,280	—	13,280
Other comprehensive loss, net of tax	—	—	—	(6,106)	(6,106)
Stock-based compensation	137	2,985	—	—	2,985
Common stock issued	—	8	—	—	8
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(42)	(1,945)	—	—	(1,945)
Common stock issued to acquire non-controlling interest in nTelos	76	—	—	—	—
Balance, March 31, 2020	49,842	$43,158	$443,290	$(5,798)	$480,650

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$51,521	$13,280
Income from discontinued operations, net of tax	48,472	13,130
Income from continuing operations	3,049	150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,043	11,931
Amortization	223	154
Accretion of asset retirement obligations	93	81
Bad debt expense	137	205
Stock based compensation expense, net of amount capitalized	642	2,739
Deferred income taxes	5,256	(385)
Gain from patronage and investments	(432)	(338)
Changes in assets and liabilities:
Accounts receivable	1,861	2,998
Current income taxes	(4,334)	(388)
Operating lease right-of-use assets	669	666
Other assets	(5,824)	(1,732)
Accounts payable	(281)	1,262
Lease liabilities	(929)	(416)
Other deferrals and accruals	(4,037)	(3,673)
Net cash provided by operating activities - continuing operations	9,136	13,254
Net cash provided by operating activities - discontinued operations	75,530	47,854
Net cash provided by operating activities	84,666	61,108

Cash flows from investing activities:
Capital expenditures	(39,482)	(23,362)
Proceeds from sale of assets and other	14	263
Net cash used in investing activities - continuing operations	(39,468)	(23,099)
Net cash used in investing activities - discontinued operations	(882)	(8,926)
Net cash used in investing activities	(40,350)	(32,025)

Cash flows from financing activities:
Taxes paid for equity award issuances	(1,486)	(1,945)
Payments for financing arrangements and other	(496)	(27)
Net cash used in financing activities - continuing operations	(1,982)	(1,972)
Net cash used in financing activities - discontinued operations	(8,549)	(8,530)
Net cash used in financing activities	(10,531)	(10,502)
Net increase in cash and cash equivalents	33,785	18,581
Cash and cash equivalents, beginning of period	195,397	101,651
Cash and cash equivalents, end of period	$229,182	$120,232

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation and Other Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Adoption of New Accounting Principles

There have been no material developments related to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company's unaudited condensed consolidated financial statements and note disclosures, from those disclosed in the Company's 2020 Annual Report on Form 10-K, that would be expected to impact the Company.

Note 2. Discontinued Operations

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

The final and binding appraisal process that determined the transaction price was completed on February 1, 2021. Expected sale proceeds are $1.95 billion based upon the appraisal process and other agreements between the parties.

The closing of the sale is now expected to occur in the third quarter of 2021, subject to execution of the definitive asset purchase agreement, securing required regulatory approvals and customary closing conditions. The Company and T-Mobile submitted required regulatory filings to the Department of Justice (DOJ), the Federal Communications Commission (FCC), and the Public Service Commission of West Virginia (PSCWV), in March 2021. The premerger notification waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, expired on April 26, 2021, without the DOJ’s Antitrust Division or the Federal Trade Commission taking any action in connection with the proposed transaction thus allowing the parties to consummate the transaction upon receipt of pending regulatory approvals from the FCC and the PSCWV.

The assets and liabilities that are expected to transfer in the sale are presented as held for sale within our unaudited condensed consolidated balance sheets, and discontinued operations within our unaudited condensed consolidated statements of comprehensive income. This disposal group excludes the accounts receivable and certain current liabilities generated by our Wireless operations because they are expected to be settled separately from the sale. Such accounts receivable totaled $49.4 million and $51.7 million at March 31, 2021 and December 31, 2020, respectively, and such current liabilities totaled $4.9 million and $6.1 million at March 31, 2021 and December 31, 2020, respectively. Our identification of assets and liabilities held for sale could change based on the terms of the final asset purchase agreement.

The transaction is structured as an asset sale for income tax purposes. As a result, no current or deferred tax assets or liabilities are included within the disposal group. While our long-term debt does not transfer in the sale, its provisions require us to repay all of the debt upon consummation of the sale. Our debt is therefore presented outside of the disposal group as a current liability at December 31, 2020. Our related interest rate swap liabilities are also presented outside of the disposal group as a current liability at December 31, 2020, because management intends to settle them at consummation. Because repayment of the debt is contractually triggered by the sale, the related interest expense is presented within discontinued operations under the relevant authoritative guidance.

The carrying amounts of the major classes of assets and liabilities, which are classified as held for sale in the consolidated balance sheets, are as follows:

(in thousands)	March 31, 2021	December 31, 2020
ASSETS
Inventory	$3,651	$5,746
Prepaid expenses and other	42,942	47,003
Property, plant and equipment, net	299,246	299,647
Intangible assets, net	166,103	176,459
Goodwill	146,383	146,383
Operating lease right-of-use assets	420,410	421,586
Deferred charges and other assets	38,793	36,470
Current assets held for sale	$1,117,528	$1,133,294

LIABILITIES
Current operating lease liabilities	$398,340	$409,887
Accrued liabilities and other	10,775	8,770
Asset retirement obligations	33,974	33,545
Current liabilities held for sale	$443,089	$452,202

Income from discontinued operations, net of tax in the consolidated statements of comprehensive income consist of the following:

(in thousands)	Three Months Ended March 31,
Revenue:	2021	2020
Service revenue and other	$100,674	$91,388
Equipment revenue	6,399	12,750
Total revenue	107,073	104,138
Operating expenses:
Cost of services	19,427	33,439
Cost of goods sold	6,221	12,528
Selling, general and administrative	10,702	8,930
Restructuring expense	211	—
Depreciation and amortization	—	24,826
Total operating expenses	36,561	79,723
Operating income	70,512	24,415
Other (expense) income:
Interest expense	(4,384)	(6,228)
Income before income taxes	66,128	18,187
Income tax expense	17,656	5,057
Income from discontinued operations, net of tax	$48,472	$13,130

Under the relevant authoritative guidance, consummation of the sale will trigger or accelerate the recognition of certain expense related to contingent deal advisory fees, severance costs, recognition of our interest rate swap losses in net income, and loss on debt extinguishment. Our estimate of the related range of reasonably possible expense extends from $0 if the sale is not consummated to $36 million.

Note 3. Revenue from Contracts with Customers
Our Broadband segment provides broadband data, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania and Kentucky, via fiber optic, hybrid fiber coaxial cable, and fixed wireless networks. The Broadband segment also provides voice and DSL telephone services to customers in Virginia’s Shenandoah County and portions of adjacent counties as a Rural Local Exchange Carrier (“RLEC”).

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

Our Broadband segment also provides Ethernet and Wavelength fiber optic services to commercial fiber customers under capacity agreements, and the related revenue is recognized over time. In some cases, non-refundable upfront fees are charged for connecting commercial fiber customers to our fiber network. Those amounts are recognized ratably over the longer of the contract term or the period in which the unrecognized fee remains material to the respective contract. A related contract liability of $2.8 million was recognized at March 31, 2021, which we expect to recognize into revenue at the rate of approximately $0.8 million per year.

The Broadband segment also leases dedicated fiber optic strands to customers as part of “dark fiber” agreements, which are accounted for as leases under ASC 842, Leases.

Our Tower segment leases space on owned cell towers to our Wireless and Broadband segments, and to other wireless carriers. Revenue from these leases is accounted for under ASC 842.

Refer to Note 14, Segment Reporting, for a summary of these revenue streams.

Below is a summary of the Broadband segment's capitalized contract acquisition and fulfillment costs:

	Three Months Ended March 31,
(in thousands)	2021	2020
Beginning Balance	$14,669	$11,005
Contract payments	1,805	1,685
Contract amortization	(1,259)	(1,027)
Ending Balance	$15,215	$11,663

Note 4.  Investments

Investments consist of the following:

(in thousands)	March 31, 2021	December 31, 2020
SERP Investments at fair value	$2,039	$2,687
Cost method investments	10,780	10,536
Equity method investments	557	546
Total investments	$13,376	$13,769

SERP Investments at Fair Value: The Supplemental Executive Retirement Plan (“SERP”) is a benefit plan that provides deferred compensation to certain employees. The Company holds the related investments in a rabbi trust as a source of funding for future payments under the plan. The SERP’s investments were designated as trading securities and will be liquidated and paid out to the participants upon retirement. The benefit obligation to participants is always equal to the value of the SERP assets under ASC 710, Compensation. Changes to the investments' fair value are presented in Other income (expense), while the reciprocal changes in the liability are presented in selling, general and administrative expense. At March 31, 2021, an additional $0.8 million of SERP investments were presented as prepaid expenses and other (current assets) as we intend to liquidate certain investments to pay the current portion of our SERP obligation.

Cost Method Investments: Our investment in CoBank’s Class A common stock represented substantially all of our cost method investments with a balance of $10.0 million and $9.8 million at March 31, 2021 and December 31, 2020, respectively. We recognized approximately $1.0 million of patronage income in Other income (expense) in both the three months ended March 31, 2021 and 2020. Historically, approximately 75% of the patronage distributions were collected in cash and 25% in equity.

Equity Method Investments: At March 31, 2021, the Company had a 20.0% ownership interest in Valley Network Partnership (“ValleyNet”). The Company and ValleyNet purchase capacity on one another’s fiber network. We recognized revenue of $0.2 million from providing service to ValleyNet during both of the three months ended March 31, 2021 and 2020, respectively. We recognized Cost of service of $0.5 million and $0.8 million for the use of ValleyNet’s network during the three months ended March 31, 2021 and 2020, respectively.

Note 5.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

($ in thousands)	Estimated Useful Lives	March 31, 2021	December 31, 2020
Land		$3,771	$3,909
Land improvements	10 years	3,141	2,910
Buildings and structures	10 - 40 years	92,974	91,335
Cable and fiber	15 - 30 years	407,341	390,209
Equipment and software	4 - 8 years	329,087	331,047
Plant in service		836,314	819,410
Plant under construction		70,369	49,417
Total property, plant and equipment		906,683	868,827
Less: accumulated amortization and depreciation		438,300	428,400
Property, plant and equipment, net		$468,383	$440,427

Property, plant and equipment net, increased due primarily to capital expenditures in the Broadband segment driven by our Glo Fiber and Beam market expansions.

Note 6. Goodwill and Intangible Assets

Other intangible assets consisted of the following:

	March 31, 2021			December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Goodwill - Broadband	$3,244	$—	$3,244	$3,244	$—	$3,244
Indefinite-lived intangibles:
Cable franchise rights	$64,334	$—	$64,334	$64,334	$—	$64,334
FCC spectrum licenses	29,958	—	29,958	29,958	—	29,958
Railroad crossing rights	141	—	141	141	—	141
Total indefinite-lived intangibles	94,433	—	94,433	94,433	—	94,433

Finite-lived intangibles:
FCC spectrum licenses	6,811	(437)	6,374	6,811	(340)	6,471
Subscriber relationships	28,425	(26,113)	2,312	28,425	(26,000)	2,425
Other intangibles	463	(283)	180	463	(277)	186
Total finite-lived intangibles	35,699	(26,833)	8,866	35,699	(26,617)	9,082
Total goodwill and intangible assets	$133,376	$(26,833)	$106,543	$133,376	$(26,617)	$106,759

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

For the three months ended March 31, 2021 and 2020, amortization expense was approximately $0.2 million and $0.2 million, respectively.

Note 7.     Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	March 31, 2021	December 31, 2020
Prepaid maintenance expenses	$6,089	$4,018
Broadband contract acquisition and fulfillment costs	4,721	4,417
SERP investments	840	—
Other	1,293	1,196
Prepaid expenses and other	$12,943	$9,631

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	March 31, 2021	December 31, 2020
Broadband contract acquisition and fulfillment costs	$10,494	$10,252
Prepaid expenses and other	4,504	1,398
Deferred charges and other assets	$14,998	$11,650

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	March 31, 2021	December 31, 2020
Interest rate swaps	$3,018	$4,048
Accrued programming costs	3,113	2,868
Sales and property taxes payable	1,967	1,072
Restructuring accrual	806	—
Other current liabilities	5,601	5,881
Accrued liabilities and other	$14,505	$13,869

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	March 31, 2021	December 31, 2020
Noncurrent portion of deferred lease revenue	$18,610	$18,687
FCC spectrum license obligations	3,836	3,845
Noncurrent portion of financing leases	1,581	1,492
Other	426	881
Other liabilities	$24,453	$24,905

During the three months ended March 31, 2021, we implemented a restructuring plan whereby certain employees will leave the Company during the second quarter of 2021. We recognized a restructuring accrual for severance benefits payable to those employees totaling $0.8 million. Of that amount, $0.6 million was presented within income from continuing operations, and $0.2 million was presented within income from discontinued operations.

Note 8. Leases

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

The incremental borrowing rate is determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the observable unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate. At March 31, 2021, our operating leases had a weighted average remaining lease term of 22 years and a weighted average discount rate of 4.5%. Our finance leases had a weighted average remaining lease term of 14 years and a weighted average discount rate of 5.2%.

During each of the three months ended March 31, 2021 and 2020, we recognized $1.4 million of operating lease expense. We recognized $0.2 million and $0.1 million of interest and depreciation expense on finance leases during the three months ended March 31, 2021 and 2020, respectively. Operating lease expense is presented in cost of service or selling, general and administrative expense based on the use of the relevant facility. Variable lease payments and short-term lease expense were both immaterial. We remitted $1.5 million and $1.0 million of operating lease payments during the three months ended March 31, 2021 and 2020, respectively. We also obtained $2.7 million and $0.3 million of leased assets in exchange for new operating lease liabilities recognized during the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes the expected maturity of lease liabilities at March 31, 2021:

(in thousands)	Operating Leases	Finance Leases	Total
2021	$3,639	$107	$3,746
2022	4,695	175	4,870
2023	4,251	177	4,428
2024	3,894	179	4,073
2025	3,672	181	3,853
2026 and thereafter	65,240	1,551	66,791
Total lease payments	85,391	2,370	87,761
Less: Interest	35,282	695	35,977
Present value of lease liabilities	$50,109	$1,675	$51,784

We recognized $2.4 million and $2.1 million of operating lease revenue during the three months ended March 31, 2021 and 2020, respectively, related to the cell site colocation space and dedicated fiber optic strands that we lease to our customers, which is included in Service and other revenue in the consolidated statements of comprehensive income. Substantially all of our lease revenue relates to fixed lease payments.

Below is a summary of our minimum rental receipts under the lease agreements in place at March 31, 2021:

(in thousands)	Operating Leases
2021	$6,137
2022	7,198
2023	5,668
2024	4,526
2025	3,465
2026 and thereafter	7,109
Total	$34,103

Note 9.  Debt

Our syndicated Credit Agreement includes a $75 million, five-year undrawn revolving credit facility, as well as the following term loans:

(in thousands)	March 31, 2021	December 31, 2020
Term loan A-1	$222,154	$229,437
Term loan A-2	467,234	468,481
	689,388	697,918
Less: unamortized loan fees	8,857	9,455
Total debt, net of unamortized loan fees	$680,531	$688,463

Term Loan A-1 bears interest at one-month LIBOR plus a margin of 1.50%, while Term Loan A-2 bears interest at one-month LIBOR plus a margin of 1.75%. LIBOR resets monthly. Our cash payments for interest were $3.9 million and $5.8 million during the three months ended March 31, 2021 and 2020, respectively.

As shown below, as of March 31, 2021, the Company was in compliance with the financial covenants in its credit agreements.

	Actual	Covenant Requirement
Total leverage ratio	1.8	3.25 or Lower
Debt service coverage ratio	7.4	2.0 or Higher
Minimum liquidity balance (in millions)	$304.2	$25.0 or Higher

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

As discussed in Note 2, Discontinued Operations, the terms of our long term debt agreements require us to repay all of our debt upon consummation of the sale of our Wireless operations, which is expected to occur during the third quarter of 2021. Management also intends to settle the related interest rate swaps upon consummation. Both are therefore presented outside of the disposal group as a current liability at March 31, 2021.

Note 10.  Derivatives and Hedging
The Company's interest rate swaps are pay-fixed (1.16%), receive-variable (one month LIBOR) that hedged approximately 40% of outstanding debt with outstanding notional amounts totaling $275.3 million and $328.7 million as of March 31, 2021 and 2020, respectively.

The fair value of these instruments was estimated using an income approach and observable market inputs. The hedge was determined to be highly effective and therefore all of the change in its fair value was recognized through other comprehensive income.

The table below summarizes changes in accumulated other comprehensive income (loss) by component:

(in thousands)	Gains (Losses) on Cash Flow Hedges	Income Tax (Expense) Benefit	Accumulated Other Comprehensive Income (Loss), net of taxes
Balance as of December 31, 2020	$(4,048)	$(658)	$(4,706)
Net change in unrealized (loss) gain	(731)	(257)	(988)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	1,761	—	1,761
Net current period other comprehensive (loss) income	1,030	(257)	773
Balance as of March 31, 2021	$(3,018)	$(915)	$(3,933)

Note 11.  Income Taxes

The Company files U.S. federal income tax returns and various state income tax returns. The Company is not subject to any state or federal income tax audits as of March 31, 2021. The Company's returns are generally open to examination from 2017 forward and the net operating losses acquired in the acquisition of nTelos are open to examination from 2002 forward.

The effective tax rates for the three months ended March 31, 2021 and 2020, differ from the statutory U.S. federal income tax rate of 21% primarily due to the state income taxes, excess tax benefits and other discrete items.

	Three Months Ended March 31,
(in thousands)	2021	2020
Expected tax expense at federal statutory	$834	$(129)
State income taxes, net of federal tax effect	315	(28)
Excess tax benefit from share based compensation and other, net	(227)	(608)
Income tax (benefit) expense	$922	$(765)

The Company's cash refunds for income taxes were $0.8 million in the three months ended March 31, 2021. The Company had no significant cash payments or refunds for income taxes during the three months ended March 31, 2020.

Note 12.  Earnings per Share

We utilize the treasury stock method to calculate the impact on diluted earnings per share that potentially dilutive stock-based compensation awards have. The following table indicates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Calculation of net income per share:
Income from continuing operations	$3,049	$150
Income from discontinued operations, net of tax	$48,472	$13,130
Net income	$51,521	$13,280
Basic weighted average shares outstanding	49,947	49,888
Basic net income per share - continuing operations	$0.06	$—
Basic net income per share - discontinued operations	$0.97	$0.27
Basic net income per share	$1.03	$0.27

Effect of stock-based compensation awards outstanding:
Basic weighted average shares outstanding	49,947	49,888
Effect from dilutive shares and options outstanding	134	148
Diluted weighted average shares outstanding	50,081	50,036
Diluted net income per share - continuing operations	$0.06	$—
Diluted net income per share - discontinued operations	$0.97	$0.27
Diluted net income per share	$1.03	$0.27
There were fewer than 100 thousand anti-dilutive awards outstanding during three months ended March 31, 2021 and 2020.

Note 13.  Commitments and Contingencies

We are committed to make payments to satisfy our lease liabilities and long-term debt. The scheduled payments under those obligations are summarized in the respective notes. We are also committed to make annual payments of approximately $108.0 thousand on our FCC spectrum license obligation through 2039.

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

Three Months Ended March 31, 2021:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$42,930	$—	$—	$42,930
Commercial Fiber	6,385	—	—	6,385
RLEC & Other	3,631	—	—	3,631
Tower lease	—	2,150	—	2,150
Service revenue and other	52,946	2,150	—	55,096
Revenue for service provided to the discontinued Wireless operations	2,208	2,515	(128)	4,595
Total revenue	55,154	4,665	(128)	59,691
Operating expenses
Cost of services	22,136	1,248	(101)	23,283
Selling, general and administrative	10,725	234	9,194	20,153
Restructuring expense	105	—	513	618
Depreciation and amortization	11,761	481	1,024	13,266
Total operating expenses	44,727	1,963	10,630	57,320
Operating income (loss)	$10,427	$2,702	$(10,758)	$2,371

Three Months Ended March 31, 2020:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$37,009	$—	$—	$37,009
Commercial Fiber	6,200	—	—	6,200
RLEC & Other	4,044	—	—	4,044
Tower lease	—	1,797	—	1,797
Service revenue and other	47,253	1,797	—	49,050
Revenue for service provided to the discontinued Wireless operations	2,533	1,933	(382)	4,084
Total revenue	49,786	3,730	(382)	53,134
Operating expenses
Cost of services	19,386	939	(8)	20,317
Selling, general and administrative	9,704	526	11,866	22,096
Depreciation and amortization	10,034	470	1,581	12,085
Total operating expenses	39,124	1,935	13,439	54,498
Operating income (loss)	$10,662	$1,795	$(13,821)	$(1,364)

A reconciliation of the total of the reportable segments’ operating income to consolidated income before taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Total consolidated operating income loss	$2,371	$(1,364)
Other income, net	1,600	749
Income (loss) from continuing operations before income taxes	$3,971	$(615)

The Company’s chief operating decision maker (CODM) does not currently review total assets by segment since the assets are centrally managed and some of the assets are shared by the segments, accordingly total assets by segment are not provided.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements. All statements regarding Shenandoah Telecommunications Company’s expected future financial position and operating results, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters, including information concerning our response to COVID-19, are forward-looking statements. We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct. The Company’s actual results could be materially different from its expectations because of various factors, that may include natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as COVID-19, changes in general economic conditions, increases in costs, changes in regulation and other competitive factors. Updates to the Risk Factors described in “Item 1A-Risk Factors” as provided in our Annual Report on Form 10-K for the year ended December 31, 2020, may be found below in Part II, under the heading “Item 1A-Risk Factors.
The following management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2020, including the consolidated financial statements and related notes included therein.

Overview

Shenandoah Telecommunications Company (“Shentel”, “we”, “our”, “us”, or the “Company”), is a provider of a comprehensive range of broadband communication services and cell tower colocation space in the Mid-Atlantic portion of the United States.

Management’s Discussion and Analysis is organized around our reporting segments. Refer to Note 2, Discontinued Operations, and Note 14, Segment Reporting, in our unaudited condensed consolidated financial statements for additional information.

Results of Operations

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

The Company’s consolidated results from operations are summarized as follows:

	Three Months Ended March 31,				Change
($ in thousands)	2021	% of Revenue	2020	% of Revenue	$	%
Revenue	$59,691	100.0	$53,134	100.0	6,557	12.3
Operating expenses	57,320	96.0	54,498	102.6	2,822	5.2
Operating income (loss)	2,371	4.0	(1,364)	(2.6)	3,735	(273.8)

Other income, net	1,600	2.7	749	1.4	851	113.6
Income (loss) before taxes	3,971	6.7	(615)	(1.2)	4,586	(745.7)
Income tax expense (benefit)	922	1.5	(765)	(1.4)	1,687	220.5
Income from continuing operations	3,049	5.1	150	0.3	2,899	1,932.7

Income from discontinued operations, net of tax	48,472	81.2	13,130	24.7	35,342	269.2
Net income	$51,521	86.3	$13,280	25.0	38,241	288.0

Revenue
Revenue increased approximately $6.6 million, or 12.3%, during the three months ended March 31, 2021 compared with the three months ended March 31, 2020, driven by growth of $5.4 million, or 10.8%, in the Broadband segment and $0.9 million, or 25.1%, in the Tower segment. Refer to the discussion of the results of operations for the Tower and Broadband segments, included within this quarterly report, for additional information.

Operating expenses
Operating expenses increased approximately $2.8 million, or 5.2%, during the three months ended March 31, 2021 compared with the three months ended March 31, 2020, primarily driven by incremental Broadband operating expenses incurred to support the launch of our Glo Fiber and Beam fixed wireless services.

During the three months ended March 31, 2021, we implemented a workforce reduction plan whereby certain employees of the continuing operations will leave the Company during the second quarter of 2021. We recognized a restructuring accrual for severance benefits payable to those employees totaling $0.6 million. Under our workforce reduction plan, we expect to incur an additional $1.1 million of severance expense within income from continuing operations when the sale of our Wireless operations is completed, which is expected to be in the third quarter of 2021. The workforce reduction is expected to decrease the Company's annualized run-rate operating expenses for continuing operations by approximately $4 million.

Income tax expense (benefit)
Income tax expense of approximately $0.9 million increased approximately $1.7 million during the three months ended March 31, 2021 compared with the three months ended March 31, 2020, primarily due to changes in taxable income.

Income from discontinued operations, net of tax
Income from discontinued operations, net of tax, increased by $35.3 million during the three months ended March 31, 2021 as compared with the three months ended March 31, 2020, primarily driven by a $4.5 million increase in Travel Revenue following the June 2020 settlement with Sprint, a $24.8 million decline in depreciation and amortization primarily as a result of ceasing depreciation and amortization of assets held for sale during the third quarter of 2020, a $14.0 million decline in cost of services primarily due to ceasing amortization on our right of use assets under operating leases during the third quarter of 2020, an $1.7 decline in interest expense primarily driven by lower interest rates on our term loans, partially offset by $12.6 million of higher income tax driven by changes in taxable income.

During the three months ended March 31, 2021, we implemented a workforce reduction plan whereby certain employees of the continuing operations will leave the Company during the second quarter of 2021. We recognized a restructuring accrual for severance benefits payable to those employees totaling $0.2 million. Under our workforce reduction plan, we expect to incur an additional $3.9 million of severance expense within income from discontinued operations when the sale of our Wireless operations is completed, which is expected to be in the third quarter of 2021.

Broadband

Our Broadband segment provides broadband internet, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, and Kentucky, via hybrid fiber coaxial cable under the brand name of Shentel, fiber optics under the brand name of Glo Fiber and fixed wireless network under the brand name of Beam. The Broadband segment also leases dark fiber and provides Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. The Broadband segment also provides voice and DSL telephone services to customers in Virginia’s Shenandoah County and portions of adjacent counties as a Rural Local Exchange Carrier (“RLEC”). These integrated networks are connected by an approximately 6,900 fiber route mile network. This fiber optic network also supports our Wireless segment operations, which are currently classified as discontinued operations, and these intercompany transactions are reported at their market value.

The following table indicates selected operating statistics of Broadband:

	March 31, 2021	March 31, 2020
Broadband homes and businesses passed (1)	259,891	212,129
Incumbent Cable (2)	210,210	206,782
Glo Fiber	34,441	5,347
Beam	15,240	—

Broadband customer relationships (3)	115,921	103,287

Residential & SMB RGUs:
Broadband Data	107,569	86,667
Incumbent Cable (2)	101,576	86,214
Glo Fiber	5,524	453
Beam	469	—
Video (2)	51,989	53,067
Voice (2)	33,322	31,836
Total Residential & SMB RGUs (excludes RLEC)	192,880	171,570

Residential & SMB Penetration (4)
Broadband Data	41.4%	40.9%
Incumbent Cable	48.3%	41.7%
Glo Fiber	16.0%	8.5%
Beam	3.1%	—%
Video	20.0%	25.0%
Voice	14.6%	16.3%

Residential & SMB ARPU (5)
Broadband Data	$77.93	$77.88
Incumbent Cable	$78.12	$77.87
Glo Fiber	$74.24	$80.55
Beam	$73.14	$—
Video	$99.50	$93.22
Voice	$29.34	$29.83

Fiber route miles	6,888	6,273
Total fiber miles (6)	407,710	334,802
_______________________________________________________
(1)Homes and businesses are considered passed (“homes passed”) if we can connect them to our network without further extending the distribution system. Homes passed is an estimate based upon the best available information. Homes passed will vary among video, broadband data and voice services.
(2)The Company acquired Canaan Cable on December 31, 2020 adding 1,100 homes passed, 512 data RGUs, 324 video RGUs and 164 voice RGUs.
(3)Customer relationships represent the number of billed customers who receive at least one of our services.
(4)Penetration is calculated by dividing the number of users by the number of homes passed or available homes, as appropriate.
(5)Average Revenue Per RGU calculation = (Residential & SMB Revenue * 1,000) / average RGUs / 3 months
(6)Total fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Broadband results from operations are summarized as follows:

	Three Months Ended March 31,				Change
($ in thousands)	2021	% of Revenue	2020	% of Revenue	$	%
Broadband operating revenue
Residential & SMB	$42,930	77.8	$37,009	74.3	5,921	16.0
Commercial Fiber	8,479	15.4	8,359	16.8	120	1.4
RLEC & Other	3,745	6.8	4,418	8.9	(673)	(15.2)
Total broadband revenue	55,154	100.0	49,786	100.0%	5,368	10.8
Broadband operating expenses
Cost of services	22,136	40.1	19,386	38.9	2,750	14.2
Selling, general, and administrative	10,725	19.4	9,704	19.5	1,021	10.5
Restructuring expense	105	0.2	—	—	105	—
Depreciation and amortization	11,761	21.3	10,034	20.2	1,727	17.2
Total broadband operating expenses	44,727	81.1	39,124	78.6	5,603	14.3
Broadband operating income	$10,427	18.9	$10,662	21.4	(235)	(2.2)

Residential & SMB (small & medium business) revenue
Residential & SMB revenue increased approximately $5.9 million, or 16.0%, during the three months ended March 31, 2021 primarily driven by 24.1% growth in broadband RGUs and penetration improvement, driven by demand for higher speed data service and the rollout of our Glo fiber service.

Commercial Fiber revenue
Commercial Fiber revenue was comparable with the prior period.

RLEC & Other revenue
RLEC & Other revenue decreased approximately $0.7 million, or 15.2%, compared with the three months ended March 31, 2020 due primarily to a decline in residential DSL subscribers, lower governmental support, and lower intercompany phone service. We expect RLEC revenue to continue to decline in future periods.

Cost of services
Cost of services increased approximately $2.8 million, or 14.2%, compared with the three months ended March 31, 2020, primarily driven by the growth of our Glo Fiber and Beam fixed wireless products. This included a $1.6 million increase in compensation expense from increased staffing, as well as a $0.5 million increase in installation, maintenance, and other expenses. Higher video programming costs drove an additional increase of $0.5 million.

Selling, general and administrative
Selling, general and administrative expense increased $1.0 million or 10.5% compared with the three months ended March 31, 2020, driven by a $0.9 million increase in software and professional fees, a $0.4 million increase in compensation expense from higher staffing to support our Glo Fiber and Beam fixed wireless services, and partially offset by a $0.3 million decrease in advertising expense.

Restructuring expense
During the first quarter of 2021, we implemented a workforce reduction program that impacted certain broadband employees and as a result we incurred $0.1 million of severance expenses.

Depreciation and amortization
Depreciation and amortization increased $1.7 million or 17.2%, compared with the three months ended March 31, 2020, primarily as a result of our network expansion and the deployment of infrastructure necessary to support new fiber-to-the-home service, Glo Fiber, and fixed wireless solution, Beam.
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

The following table indicates selected operating statistics of the Tower segment:

	March 31, 2021	March 31, 2020
Macro tower sites	223	220
Tenants (1)	443	408
Average tenants per tower	2.0	1.85
_______________________________________________________
(1)Includes 236 and 203 intercompany tenants for our Wireless operations, (reported as a discontinued operation), and Broadband operations, as of March 31, 2021 and 2020, respectively.

Tower results from operations are summarized as follows:

	Three Months Ended March 31,				Change
($ in thousands)	2021	% of Revenue	2020	% of Revenue	$	%
Tower revenue	$4,665	100.0	$3,730	100.0%	935	25.1
Tower operating expenses	1,963	42.1	1,935	51.9	28	1.4
Tower operating income	$2,702	57.9	$1,795	48.1	907	50.5

Revenue
Revenue increased approximately $0.9 million, or 25.1%, during the three months ended March 31, 2021 compared with the three months ended March 31, 2020. This increase was due to an 8.6% increase in tenants and a 14.7% increase in average revenue per tenant.

Revenue earned from leasing colocation space to our discontinued wireless operations was approximately $2.5 million and $1.9 million during the three months ended March 31, 2021 and 2020, respectively.

Operating expenses
Operating expenses were consistent with the prior year period.

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Cash: Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, proceeds available under our revolving line of credit, and proceeds from dispositions.

As of March 31, 2021 our cash and cash equivalents totaled $229.2 million and the availability under our revolving line of credit was $75.0 million, for total available liquidity of $304.2 million.

Operating activities from continuing operations generated approximately $9.1 million during the three months ended March 31, 2021, representing a decrease of $4.1 million compared with 2020, driven by changes in working capital.

Operating activities from discontinued operations generated $75.5 million during the three months ended March 31, 2021, as compared to $47.9 million during the three months ended March 31, 2020 driven by an increase in operating income.

Net cash used in investing activities for continuing operations increased $16.4 million during the three months ended March 31, 2021, compared with the three months ended March 31, 2020 due to the following:
•$16.1 million increase in capital expenditures due primarily to higher spending in the Broadband segment primarily driven by our Glo Fiber and Beam market expansions.
•Net cash used in investing activities for discontinued operations decreased $8.0 million to $0.9 million during the three months ended March 31, 2021, due to postponement of expansion projects in contemplation of the pending sale of our Wireless operations.

Net cash used in financing activities for continuing operations during the three months ended March 31, 2021 increased approximately $0.0 million compared with three months ended March 31, 2020, driven by a decline in share repurchases.

Net cash used in financing activities for discontinued operations during the three months ended March 31, 2021, was consistent with the prior year.

Indebtedness: As of March 31, 2021, the Company’s indebtedness totaled approximately $689.4 million, with an annualized overall weighted average interest rate of approximately 2.2%. As of March 31, 2021, we were in compliance with the financial covenants in our Credit Facility agreement.

Disposition of Wireless: Shentel currently expects that the after-tax proceeds from the sale of Shentel Wireless will be approximately $1.5 billion. The transaction will be accounted for as an asset sale for income tax purposes. Cash proceeds from the sale are required to be used to immediately repay our outstanding indebtedness. Principal payments on our debt are thus presented as cash used to finance our discontinued operations. The Company currently expects to use the after-tax proceeds from the sale of Shentel Wireless to, among other things:
•Repay and terminate approximately $692 million of outstanding term loans under our credit agreement, and associated interest rate swap liabilities, concurrent with the closing of the disposition;
•Issue a Special Dividend of $18.75 per share to Shentel’s shareholders, approximately $932 million

The Company expects to pay the Special Dividend in the third quarter 2021 after the close of the Shentel Wireless transaction, subject to the approval of Shentel’s Board of Directors.

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

Critical Accounting Policies

There have been no material changes to the critical accounting policies as previously disclosed in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, the Company had $689.4 million of gross variable rate debt outstanding, (i.e. outstanding principal on term loans A-1 and A-2), bearing interest at a weighted average rate of 2.2%. An increase in market interest rates of 1.00% would add approximately $6.8 million to annual interest expense, excluding the effect of our interest rate swaps. The swaps cover notional principal equal to $275.3 million, or approximately 39.9% as of March 31, 2021. The Company is required to pay a combined fixed rate of approximately 1.16% and receive a variable rate based on one month LIBOR (0.11% at March 31, 2021), to manage a portion of its interest rate risk. Changes in the net interest paid or received under the swaps would offset a corresponding portion of the change in interest expense on the variable rate debt outstanding.

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
As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, we identified material weaknesses in internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As remediation has not yet been completed, our President and Chief Executive Officer, our Senior Vice President - Finance and Chief Financial Officer, and our Vice President - Chief Accounting Officer, have concluded that our disclosure controls and procedures continued to be ineffective as of March 31, 2021.

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

Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2021, the Company continued execution of Management's Remediation Plan. Aside from continued improvements under this plan, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of March 31, 2021, the Company has not identified any needed updates to the risk factors included in our most recent Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

The following table provides information about shares surrendered during the first quarter ended March 31, 2021, to settle employee tax withholding related to the vesting of stock awards and through the share repurchase program.

($ in thousands, except per share amounts)	Number of Shares Surrendered	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value that May Yet be Purchased under the Plans or Programs
January 1 to January 31	—	$—	$—	$—
February 1 to February 28	33,450	$44.42	—	$—
March 1 to March 31	33	48.81	—	$—
Total	33,483		—

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

Based on the current number of shares enrolled in the dividend reinvestment plan (the “DRIP”), as observed in April 2021, the Company expects that approximately 79 thousand new shares of common stock will be issued to DRIP participants during 2021 in connection with the Special Dividend. Participation in the DRIP is subject to change at the discretion of the shareholders.

ITEM 6.     Exhibits Index

Exhibit No.	Exhibit Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

	101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: April 29, 2021

F-26