Form 10-Q
period 2021-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2021-07-29
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

(540) 984-4141
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock (No Par Value)	SHEN	NASDAQ Global Select Market	49,965,151
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)	(The number of shares of the registrant's common stock outstanding on July 23, 2021)

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
Yes ☐  No  ☒

SHENANDOAH TELECOMMUNICATIONS COMPANY

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$248,789	$195,397
Accounts receivable, net of allowance for doubtful accounts of $502 and $614, respectively	63,182	70,393
Income taxes receivable	2,795	—
Prepaid expenses and other	13,185	9,631
Current assets held for sale	1,101,193	1,133,294
Total current assets	1,429,144	1,408,715
Investments	13,793	13,769
Property, plant and equipment, net	495,599	440,427
Goodwill and Intangible assets, net	106,345	106,759
Operating lease right-of-use assets	54,254	50,387
Deferred charges and other assets	16,097	11,650
Total assets	$2,115,232	$2,031,707
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized loan fees	$672,601	$688,463
Accounts payable	23,538	19,599
Advanced billings and customer deposits	9,081	8,594
Accrued compensation	12,102	16,413
Income taxes payable	—	6,951
Current operating lease liabilities	2,272	1,970
Accrued liabilities and other	13,936	13,869
Current liabilities held for sale	423,008	452,202
Total current liabilities	1,156,538	1,208,061
Other long-term liabilities:
Deferred income taxes	179,416	150,652
Asset retirement obligations	5,490	4,955
Benefit plan obligations	12,763	14,645
Non-current operating lease liabilities	49,249	46,095
Other liabilities	23,989	24,905
Total other long-term liabilities	270,907	241,252
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, no par value, authorized 96,000; 49,950 and 49,868 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid in capital	46,681	47,317
Retained earnings	644,726	539,783
Accumulated other comprehensive loss, net of taxes	(3,620)	(4,706)
Total shareholders’ equity	687,787	582,394
Total liabilities and shareholders’ equity	$2,115,232	$2,031,707

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service revenue and other	$60,700	$54,336	$120,391	$107,470
Operating expenses:
Cost of services	24,335	22,181	47,618	42,498
Selling, general and administrative	20,320	22,092	40,473	44,188
Restructuring expense	43	—	661	—
Depreciation and amortization	13,299	11,930	26,565	24,015
Total operating expenses	57,997	56,203	115,317	110,701
Operating income (loss)	2,703	(1,867)	5,074	(3,231)
Other income:
Other income, net	1,338	1,271	2,938	2,020
Income (loss) before income taxes	4,041	(596)	8,012	(1,211)
Income tax expense (benefit)	2,185	(60)	3,107	(825)
Income (loss) from continuing operations	1,856	(536)	4,905	(386)
Income from discontinued operations, net of tax	51,566	29,783	100,038	42,913
Net income	53,422	29,247	104,943	42,527

Other comprehensive income:
Unrealized income (loss) on interest rate hedge, net of tax	313	59	1,086	(6,047)
Comprehensive income	$53,735	$29,306	$106,029	$36,480

Net income per share, basic and diluted:
Basic - Income (loss) from continuing operations	$0.04	$(0.01)	$0.10	$(0.01)
Basic - Income from discontinued operations, net of tax	$1.03	$0.59	$2.00	$0.86
Basic net income per share	$1.07	$0.58	$2.10	$0.85

Diluted - Income (loss) from continuing operations	$0.04	$(0.01)	$0.10	$(0.01)
Diluted - Income from discontinued operations, net of tax	$1.03	$0.59	$2.00	$0.86
Diluted net income per share	$1.07	$0.58	$2.10	$0.85

Weighted average shares outstanding, basic	49,945	49,902	49,945	49,878
Weighted average shares outstanding, diluted	50,075	49,902	50,067	49,878

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, March 31, 2021	49,943	$46,583	$591,304	$(3,933)	$633,954
Net income (loss)	—	—	53,422	—	53,422
Other comprehensive gain (loss), net of tax	—	—	—	313	313
Stock based compensation	9	234	—	—	234
Common stock issued	—	5	—	—	5
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(2)	(141)	—	—	(141)
Balance, June 30, 2021	49,950	$46,681	$644,726	$(3,620)	$687,787

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2020	49,868	$47,317	$539,783	$(4,706)	$582,394
Net income (loss)	—	—	104,943	—	104,943
Other comprehensive gain (loss), net of tax	—	—	—	1,086	1,086
Stock based compensation	118	980	—	—	980
Common stock issued	—	11	—	—	11
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(36)	(1,627)	—	—	(1,627)
Balance, June 30, 2021	49,950	$46,681	$644,726	$(3,620)	$687,787

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, March 31, 2020	49,842	$43,158	$443,290	$(5,798)	$480,650
Net income (loss)	—	—	29,247	—	29,247
Other comprehensive gain (loss), net of tax	—	—	—	59	59
Stock based compensation	15	1,731	—	—	1,731
Common stock issued	—	7	—	—	7
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(5)	(237)	—	—	(237)
Balance, June 30, 2020	49,852	$44,659	$472,537	$(5,739)	$511,457

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	49,671	$42,110	$430,010	$308	$472,428
Net income (loss)	—	—	42,527	—	42,527
Other comprehensive loss, net of tax	—	—	—	(6,047)	(6,047)
Stock-based compensation	152	4,716	—	—	4,716
Common stock issued	—	15	—	—	15
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(47)	(2,182)	—	—	(2,182)
Common stock issued to acquire non-controlling interest in nTelos	76	—	—	—	—
Balance, June 30, 2020	49,852	$44,659	$472,537	$(5,739)	$511,457

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$104,943	$42,527
Income from discontinued operations, net of tax	100,038	42,913
Income (loss) from continuing operations	4,905	(386)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,144	23,694
Amortization	421	321
Accretion of asset retirement obligations	184	163
Bad debt expense	448	436
Stock based compensation expense, net of amount capitalized	834	4,169
Deferred income taxes	3,251	(499)
Gain from patronage and investments	(833)	(236)
Changes in assets and liabilities:
Accounts receivable	4,369	278
Current income taxes	(1,305)	(335)
Operating lease right-of-use assets	1,870	(3,621)
Other assets	(6,524)	(2,300)
Accounts payable	560	(359)
Lease liabilities	(2,298)	(1,069)
Other deferrals and accruals	(3,852)	9,047
Net cash provided by operating activities - continuing operations	28,174	29,303
Net cash provided by operating activities - discontinued operations	125,011	99,636
Net cash provided by operating activities	153,185	128,939

Cash flows from investing activities:
Capital expenditures	(79,562)	(52,888)
Cash disbursed for deposit on FCC spectrum leases	—	(1,200)
Proceeds from sale of assets and other	189	264
Net cash used in investing activities - continuing operations	(79,373)	(53,824)
Net cash used in investing activities - discontinued operations	(928)	(13,716)
Net cash used in investing activities	(80,301)	(67,540)

Cash flows from financing activities:
Payments for debt issuance costs	(53)	—
Taxes paid for equity award issuances	(1,627)	(2,182)
Payments for financing arrangements and other	(751)	(95)
Net cash used in financing activities - continuing operations	(2,431)	(2,277)
Net cash used in financing activities - discontinued operations	(17,061)	(17,061)
Net cash used in financing activities	(19,492)	(19,338)
Net increase in cash and cash equivalents	53,392	42,061
Cash and cash equivalents, beginning of period	195,397	101,651
Cash and cash equivalents, end of period	$248,789	$143,712

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

On July 1, 2021, pursuant to the previously announced Asset Purchase Agreement (the “Purchase Agreement”), dated May 28, 2021, between Shentel and T-Mobile, Shentel completed the sale to T-Mobile of its Wireless assets and operations for cash consideration of approximately $1.94 billion, inclusive of the approximately $60 million settlement of the waived management fees by Sprint, and net of certain transaction expenses (the “Transaction”). The Company’s Wireless assets and operations were classified as discontinued operations after Sprint delivered notice to the Company exercising its option to purchase the Wireless assets and operations on August 26, 2020.

The assets and liabilities that transferred in the sale were presented as held for sale within our unaudited condensed consolidated balance sheets, and discontinued operations within our unaudited condensed consolidated statements of comprehensive income. This disposal group excludes the accounts receivable and certain current liabilities generated by our Wireless operations because they are expected to be settled separately from the sale. Such accounts receivable totaled $49.1 million and $51.7 million at June 30, 2021 and December 31, 2020, respectively, and such current liabilities totaled $8.0 million and $6.1 million at June 30, 2021 and December 31, 2020, respectively.

The transaction is structured as an asset sale for income tax purposes. As a result, no current or deferred tax assets or liabilities are included within the disposal group. While our long-term debt does not transfer in the sale, its provisions required us to repay all of the debt upon consummation of the sale. Our debt is therefore presented outside of the disposal group as a current liability. Our related interest rate swap liabilities are also presented outside of the disposal group as a current liability, because management terminated them at consummation. Because repayment of the debt is contractually triggered by the sale, the related interest expense is presented within discontinued operations under the relevant authoritative guidance.

The carrying amounts of the major classes of assets and liabilities, which are classified as held for sale in the consolidated balance sheets, are as follows:

(in thousands)	June 30, 2021	December 31, 2020
ASSETS
Inventory	$1,823	$5,746
Prepaid expenses and other	42,562	47,003
Property, plant and equipment, net	298,471	299,647
Intangible assets, net	155,748	176,459
Goodwill	146,383	146,383
Operating lease right-of-use assets	417,754	421,586
Deferred charges and other assets	38,452	36,470
Current assets held for sale	$1,101,193	$1,133,294

LIABILITIES
Current operating lease liabilities	$383,633	$409,887
Accrued liabilities and other	5,202	8,770
Asset retirement obligations	34,173	33,545
Current liabilities held for sale	$423,008	$452,202

Income from discontinued operations, net of tax in the consolidated statements of comprehensive income consist of the following:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2021	2020	2021	2020
Service revenue and other	$100,402	$110,138	$201,076	$201,526
Equipment revenue	5,854	9,610	12,253	22,360
Total revenue	106,256	119,748	213,329	223,886
Operating expenses:
Cost of services	18,717	33,192	38,144	66,631
Cost of goods sold	5,743	9,437	11,964	21,965
Selling, general and administrative	6,812	9,348	17,514	18,278
Restructuring expense	254	—	465	—
Depreciation and amortization	—	22,901	—	47,727
Total operating expenses	31,526	74,878	68,087	154,601
Operating income	74,730	44,870	145,242	69,285
Other (expense) income:
Interest expense	(4,317)	(4,742)	(8,701)	(10,970)
Income before income taxes	70,413	40,128	136,541	58,315
Income tax expense	18,847	10,345	36,503	15,402
Income from discontinued operations, net of tax	$51,566	$29,783	$100,038	$42,913

Under the relevant authoritative guidance, consummation of the sale will trigger or accelerate the recognition of certain expense related to contingent deal advisory fees, severance costs, recognition of our interest rate swap losses in net income, and loss on debt extinguishment. We estimate these expenses to be approximately $34 million.

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

These contracts are generally cancellable at the customer’s discretion without penalty at any time. We allocate the total transaction price in these transactions based upon the standalone selling price of each distinct good or service. We generally recognize these revenues over time as customers simultaneously receive and consume the benefits of the service, with the exception of equipment sales and home wiring, which are recognized as revenue at a point in time when control transfers and when installation is complete, respectively. Installation fees, charged upfront without transfer of commensurate goods or services to the customer, are allocated to services and are recognized ratably over the longer of the contract term or the period in which the unrecognized fee remains material to the contract, which we estimate to be about one year. Additionally, the Company incurs commission and installation costs related to in-house and third-party vendors which are capitalized and amortized over the expected weighted average customer life which is approximately six years.

Our Broadband segment also provides Ethernet and Wavelength fiber optic services to commercial fiber customers under capacity agreements, and the related revenue is recognized over time. In some cases, non-refundable upfront fees are charged for connecting commercial fiber customers to our fiber network. Those amounts are recognized ratably over the longer of the contract term or the period in which the unrecognized fee remains material to the respective contract. A related contract liability of $3.7 million at June 30, 2021, is expected to be recognized into revenue at the rate of approximately $0.2 million per year.

The Broadband segment also leases dedicated fiber optic strands to customers as part of “dark fiber” agreements, which are accounted for as leases under Accounting Standards Codification 842, Leases, ("ASC 842").

Our Tower segment leases space on owned cell towers to our Wireless and Broadband segments, and to other wireless carriers. Revenue from these leases is accounted for under ASC 842.

Refer to Note 14, Segment Reporting, for a summary of these revenue streams.

Below is a summary of the Broadband segment's capitalized contract acquisition and fulfillment costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Beginning Balance	$15,215	$11,663	$14,669	$11,005
Contract payments	1,410	2,248	3,215	3,933
Contract amortization	(1,335)	(1,131)	(2,594)	(2,158)
Ending Balance	$15,290	$12,780	$15,290	$12,780

Note 4.  Investments

Investments consist of the following:

(in thousands)	June 30, 2021	December 31, 2020
SERP Investments at fair value	$2,228	$2,687
Cost method investments	11,025	10,536
Equity method investments	540	546
Total investments	$13,793	$13,769

SERP Investments at Fair Value: The Supplemental Executive Retirement Plan (“SERP”) is a benefit plan that provides deferred compensation to certain employees. The Company holds the related investments in a rabbi trust as a source of funding for future payments under the plan. The SERP’s investments were designated as trading securities and will be liquidated and paid out to the participants upon retirement. The benefit obligation to participants is always equal to the value of the SERP assets under ASC 710, Compensation. Changes to the investments' fair value are presented in Other income (expense), while the reciprocal changes in the liability are presented in selling, general and administrative expense. At June 30, 2021, an additional $0.8 million of SERP investments were presented as prepaid expenses and other (current assets) as we intend to liquidate certain investments to pay the current portion of our SERP obligation.

Cost Method Investments: Our investment in CoBank ACB’s Class A common stock represented substantially all of our cost method investments with a balance of $10.3 million and $9.8 million at June 30, 2021 and December 31, 2020, respectively. We recognized approximately $1.0 million of patronage income in Other income (expense) during both of the three months ended June 30, 2021 and 2020, respectively, and approximately $2.0 million during both of the six months ended June 30, 2021 and 2020, respectively. Historically, approximately 75% of the patronage distributions were collected in cash and 25% in equity.

Equity Method Investments: At June 30, 2021, the Company had a 20.0% ownership interest in Valley Network Partnership (“ValleyNet”). The Company and ValleyNet purchase capacity on one another’s fiber network. We recognized revenue of $0.2 million and $0.3 million from providing service to ValleyNet during the three months ended June 30, 2021 and 2020, respectively, and $0.4 million and $0.5 million during the six months ended June 30, 2021 and 2020, respectively. We recognized cost of service of $0.6 million for the use of ValleyNet’s network during both of the three months ended June 30, 2021 and 2020, and $1.1 million and $1.4 million during the six months ended June 30, 2021 and 2020, respectively.

Note 5.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

($ in thousands)	Estimated Useful Lives	June 30, 2021	December 31, 2020
Land		$3,771	$3,909
Land improvements	10 years	3,141	2,910
Buildings and structures	10 - 40 years	93,912	91,335
Cable and fiber	15 - 30 years	414,599	390,209
Equipment and software	4 - 8 years	351,556	331,047
Plant in service		866,979	819,410
Plant under construction		80,023	49,417
Total property, plant and equipment		947,002	868,827
Less: accumulated amortization and depreciation		451,403	428,400
Property, plant and equipment, net		$495,599	$440,427

Property, plant and equipment net, increased due primarily to capital expenditures in the Broadband segment driven by our Glo Fiber and Beam market expansions.

Note 6. Goodwill and Intangible Assets

Other intangible assets consisted of the following:

	June 30, 2021			December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Goodwill - Broadband	$3,244	$—	$3,244	$3,244	$—	$3,244
Indefinite-lived intangibles:
Cable franchise rights	$64,334	$—	$64,334	$64,334	$—	$64,334
FCC spectrum licenses	29,958	—	29,958	29,958	—	29,958
Railroad crossing rights	141	—	141	141	—	141
Total indefinite-lived intangibles	94,433	—	94,433	94,433	—	94,433

Finite-lived intangibles:
FCC spectrum licenses	6,811	(515)	6,296	6,811	(340)	6,471
Subscriber relationships	28,425	(26,226)	2,199	28,425	(26,000)	2,425
Other intangibles	463	(290)	173	463	(277)	186
Total finite-lived intangibles	35,699	(27,031)	8,668	35,699	(26,617)	9,082
Total goodwill and intangible assets	$133,376	$(27,031)	$106,345	$133,376	$(26,617)	$106,759

For the six months ended June 30, 2021 and 2020, amortization expense was approximately $0.4 million and $0.3 million, respectively.

Note 7.     Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	June 30, 2021	December 31, 2020
Prepaid maintenance expenses	$6,913	$4,018
Broadband contract acquisition and fulfillment costs	4,100	4,417
SERP investments	844	—
Other	1,328	1,196
Prepaid expenses and other	$13,185	$9,631

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	June 30, 2021	December 31, 2020
Broadband contract acquisition and fulfillment costs	$11,189	$10,252
Prepaid expenses and other	4,908	1,398
Deferred charges and other assets	$16,097	$11,650

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	June 30, 2021	December 31, 2020
Interest rate swaps	$2,601	$4,048
Accrued programming costs	3,102	2,868
Sales and property taxes payable	1,990	1,072
Restructuring accrual	608	—
Other current liabilities	5,635	5,881
Accrued liabilities and other	$13,936	$13,869

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	June 30, 2021	December 31, 2020
Noncurrent portion of deferred lease revenue	$18,374	$18,687
FCC spectrum license obligations	3,826	3,845
Noncurrent portion of financing leases	1,586	1,492
Other	203	881
Other liabilities	$23,989	$24,905

During the three months ended March 31, 2021, we implemented a restructuring plan whereby certain employees will leave the Company by 2022. At the onset of the plan we recognized a restructuring accrual for severance benefits payable to impacted employees totaling $0.8 million. During the three months ended June 30, 2021, we paid approximately $0.6 million of severance benefits and we recognized additional expenses of $0.04 million and $0.3 million, presented in continuing and discontinued operations, respectively. For the six months ended June 30, 2021, $0.7 million and $0.5 million of expense is presented in continuing and discontinued operations, respectively.

Note 8. Leases

We lease various telecommunications sites, fiber optic cable routes, warehouses, retail stores, and office facilities for use in our business. These agreements include fixed rental payments as well as variable rental payments, such as those based on relevant inflation indices. The accounting lease term includes optional renewal periods that we are reasonably certain to exercise based on our assessment of relevant contractual and economic factors. The related lease payments are discounted at lease commencement using the Company's incremental borrowing rate in order to measure the lease liability and right of use asset.

The incremental borrowing rate is determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the observable unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate. At June 30, 2021, our operating leases had a weighted average remaining lease term of 21.0 years and a weighted average discount rate of 4.5%. Our finance leases had a weighted average remaining lease term of 13.8 years and a weighted average discount rate of 5.2%.

During each of the three months ended June 30, 2021 and 2020, we recognized $2.0 million and $1.4 million of operating lease expense, respectively. We recognized $0.1 million and $0.1 million of interest and depreciation expense on finance leases during the three months ended June 30, 2021 and 2020, respectively. Operating lease expense is presented in cost of service or selling, general and administrative expense based on the use of the relevant facility. Variable lease payments and short-term lease expense were both immaterial. We remitted $1.3 million and $1.0 million of operating lease payments during the three months ended June 30, 2021 and 2020, respectively. We also obtained $2.4 million and $1.5 million of leased assets in exchange for new operating lease liabilities recognized during the three months ended June 30, 2021 and 2020, respectively.

The following table summarizes the expected maturity of lease liabilities at June 30, 2021:

(in thousands)	Operating Leases	Finance Leases	Total
2021	$2,625	$93	$2,718
2022	4,981	175	5,156
2023	4,517	176	4,693
2024	4,177	179	4,356
2025	3,966	181	4,147
2026 and thereafter	66,543	1,551	68,094
Total lease payments	86,809	2,355	89,164
Less: Interest	35,288	675	35,963
Present value of lease liabilities	$51,521	$1,680	$53,201

We recognized $2.3 million and $2.1 million of operating lease revenue during the three months ended June 30, 2021 and 2020, respectively, related to the cell site colocation space and dedicated fiber optic strands that we lease to our customers, which is included in Service revenue and other in the consolidated statements of comprehensive income. Substantially all of our lease revenue relates to fixed lease payments.

Below is a summary of our minimum rental receipts under the lease agreements in place at June 30, 2021:

(in thousands)	Operating Leases
2021	$4,195
2022	7,741
2023	6,202
2024	5,021
2025	3,934
2026 and thereafter	7,417
Total	$34,510

Note 9.  Debt

The prior Credit Agreement included a $75 million, five-year undrawn revolving credit facility, as well as the following term loans:

(in thousands)	June 30, 2021	December 31, 2020
Term loan A-1	$214,870	$229,437
Term loan A-2	465,987	468,481
	680,857	697,918
Less: unamortized loan fees	8,256	9,455
Total debt, net of unamortized loan fees	$672,601	$688,463

Term Loan A-1 bore interest at one-month LIBOR plus a margin of 1.50%, while Term Loan A-2 bore interest at one-month LIBOR plus a margin of 1.75%. LIBOR resets monthly. Our cash payments for interest were $7.7 million and $10.3 million during the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the Company was in compliance with the financial covenants in its credit agreements.

As discussed in Note 2, Discontinued Operations, upon consummation of the Transaction, the Company used approximately $681 million of the proceeds received from the sale to fully repay all outstanding principal amounts under, and terminate, the Credit Agreement.

New Credit Agreement: On July 1, 2021, we entered into a new Credit Agreement (the “New Credit Agreement”) with various financial institutions party thereto (the “Lenders”). The New Credit Agreement provides for three credit facilities (collectively, the “Facilities”), in an aggregate amount equal to $400 million: (i) a $100 million five-year revolving credit facility (the “Revolver”), (ii) a $150 million five-year delay draw amortizing term loan (the “Term Loan A-1”) and (iii) a $150 million seven-year delay draw amortizing term loan (the “Term Loan A-2” and, together with the Term Loan A-1, the “Term Loans”). The New Credit Agreement includes a provision under which the Company may request that additional term loans be made to it in an amount not to exceed the sum of (1) the greater of (a) $75 million and (b) 100% of Consolidated EBITDA (as defined in the New Credit Agreement), calculated on a pro forma basis in accordance with the New Credit Agreement, plus (2) an additional unlimited amount subject to a maximum Total Net Leverage Ratio (as defined in the New Credit Agreement) of 4.00:1.00, calculated on a pro forma basis in accordance with the New Credit Agreement, subject to the receipt of commitments from one or more lenders for any such additional term loans and other customary conditions.

The availability of the Facilities to the Company is subject to the satisfaction or waiver of certain customary conditions set forth in the New Credit Agreement. The Company may use the proceeds from the Revolver and the Term Loans to finance capital expenditures, provide working capital, and for other general corporate purposes of the Company and its subsidiaries, including the payment of fees and expenses in connection with the foregoing.

Rate quotations provided by a group of banks that sustain LIBOR will no longer be required after 2021. As a result, it is uncertain whether LIBOR will continue to be quoted after 2021. Our term loans and revolver identify LIBOR as a reference rate and mature after 2021. Alternative reference rates that replace LIBOR may not yield the same or similar economic results over the terms of the financial instruments. The transition from LIBOR could result in us paying higher or lower interest rates on our current LIBOR-indexed term loans. Our New Credit Agreement includes provisions that provide for the identification of a LIBOR replacement rate. Due to the uncertainty regarding the transition from LIBOR-indexed financial instruments, including when it will happen, and the manner in which an alternative reference rate will apply, we cannot yet reasonably estimate the expected financial impact of the LIBOR transition.

Note 10. Derivatives and Hedging
The Company's interest rate swaps are pay-fixed (1.16%), receive-variable (one month LIBOR) that hedged approximately 27% of outstanding debt with outstanding notional amounts totaling $180.4 million and $289.4 million as of June 30, 2021 and December 31, 2020, respectively.

The fair value of these instruments was estimated using an income approach and observable market inputs. The hedge was determined to be highly effective and therefore all of the change in its fair value was recognized through other comprehensive income.

As discussed in Note 2, Discontinued Operations, upon consummation of the Transaction, the Company used approximately $3 million of the proceeds received from the sale to fully satisfy its obligations under, and terminate, the interest rate swaps.

The table below summarizes changes in accumulated other comprehensive income (loss) by component:

(in thousands)	Gains (Losses) on Cash Flow Hedges	Income Tax (Expense) Benefit	Accumulated Other Comprehensive Income (Loss), net of taxes
Balance as of December 31, 2020	$(4,048)	$(658)	$(4,706)
Net change in unrealized (loss) gain	(314)	(361)	(675)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	1,761	—	1,761
Net current period other comprehensive (loss) income	1,447	(361)	1,086
Balance as of June 30, 2021	$(2,601)	$(1,019)	$(3,620)

Note 11.  Income Taxes

The Company files U.S. federal income tax returns and various state income tax returns. The Company is not subject to any state or federal income tax audits as of June 30, 2021. The Company's returns are generally open to examination from 2017 forward and the net operating losses acquired in the acquisition of nTelos are open to examination from 2002 forward.

The effective tax rates for the three months ended June 30, 2021 and 2020, differ from the statutory U.S. federal income tax rate of 21% primarily due to the state income taxes, excess tax benefits and other discrete items.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Expected tax expense (benefit) at federal statutory	$849	$(125)	$1,683	$(254)
State income taxes, net of federal tax effect	154	(27)	469	(55)
Revaluation of deferred tax liabilities	1,046	—	1,046	—
Excess tax benefit from share based compensation and other expense, net	136	92	(91)	(516)
Income tax (benefit) expense	$2,185	$(60)	$3,107	$(825)

The Company's cash payments for income taxes were approximately $21.0 million in the six months ended June 30, 2021. The Company had no significant cash payments or refunds for income taxes during the six months ended June 30, 2020.

Note 12.  Earnings per Share

We utilize the treasury stock method to calculate the impact on diluted earnings per share that potentially dilutive stock-based compensation awards have. The following table indicates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Calculation of net income per share:
Income (loss) from continuing operations	$1,856	$(536)	$4,905	$(386)
Income from discontinued operations, net of tax	$51,566	$29,783	$100,038	$42,913
Net income	$53,422	$29,247	$104,943	$42,527
Basic weighted average shares outstanding	49,945	49,902	49,945	49,878
Basic net income (loss) per share - continuing operations	$0.04	$(0.01)	$0.10	$(0.01)
Basic net income per share - discontinued operations	$1.03	$0.59	$2.00	$0.86
Basic net income per share	$1.07	$0.58	$2.10	$0.85

Effect of stock-based compensation awards outstanding:
Basic weighted average shares outstanding	49,945	49,902	49,945	49,878
Effect from dilutive shares and options outstanding	130	—	122	—
Diluted weighted average shares outstanding	50,075	49,902	50,067	49,878
Diluted net income (loss) per share - continuing operations	$0.04	$(0.01)	$0.10	$(0.01)
Diluted net income per share - discontinued operations	$1.03	$0.59	$2.00	$0.86
Diluted net income per share	$1.07	$0.58	$2.10	$0.85
There were fewer than 200 thousand anti-dilutive awards outstanding during the three and six months ended June 30, 2021 and 2020.

Note 13.  Commitments and Contingencies

We are committed to make payments to satisfy our lease liabilities. The scheduled payments under those obligations are summarized in Note 8, Leases. We are also committed to make annual payments of approximately $108.0 thousand on our FCC spectrum license obligation through 2039.

The Company is subject to claims and legal actions that may arise in the ordinary course of business. The Company does not believe that any of these pending claims or legal actions are either probable or reasonably possible of a material loss.

Note 14.  Segment Reporting

The divestiture of our Wireless operations represents a strategic shift in the Company’s business and qualifies as a discontinued operation. As a result, the operating results and cash flows related to the Wireless segment have been reflected as discontinued operations in our Unaudited Condensed Consolidated Statements of Comprehensive Income and the Unaudited Condensed Consolidated Statements of Cash Flows. The tables below reflect the results of operations of the Company's reportable segments in continuing operations, consistent with internal reporting used by the Company.

Three Months Ended June 30, 2021:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$43,989	$—	$—	$43,989
Commercial Fiber	6,531	—	—	6,531
RLEC & Other	3,605	—	—	3,605
Tower lease	—	2,019	—	2,019
Service revenue and other	54,125	2,019	—	56,144
Revenue for service provided to the discontinued Wireless operations	2,102	2,595	(141)	4,556
Total revenue	56,227	4,614	(141)	60,700
Operating expenses
Cost of services	23,127	1,318	(110)	24,335
Selling, general and administrative	12,806	338	7,176	20,320
Restructuring expense	27	—	16	43
Depreciation and amortization	11,775	449	1,075	13,299
Total operating expenses	47,735	2,105	8,157	57,997
Operating income (loss)	$8,492	$2,509	$(8,298)	$2,703

Three Months Ended June 30, 2020:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$37,684	$—	$—	$37,684
Commercial Fiber	6,282	—	—	6,282
RLEC & Other	3,982	—	—	3,982
Tower lease	—	1,829	—	1,829
Service revenue and other	47,948	1,829	—	49,777
Revenue for service provided to the discontinued Wireless operations	2,185	2,430	(56)	4,559
Total revenue	50,133	4,259	(56)	54,336
Operating expenses
Cost of services	20,861	1,315	5	22,181
Selling, general and administrative	9,465	238	12,389	22,092
Depreciation and amortization	10,307	477	1,146	11,930
Total operating expenses	40,633	2,030	13,540	56,203
Operating income (loss)	$9,500	$2,229	$(13,596)	$(1,867)

Six Months Ended June 30, 2021:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$86,919	$—	$—	$86,919
Commercial Fiber	12,916	—	—	12,916
RLEC & Other	7,236	—	—	7,236
Tower lease	—	4,169	—	4,169
Service revenue and other	107,071	4,169	—	111,240
Revenue for service provided to the discontinued Wireless operations	4,310	5,110	(269)	9,151
Total revenue	111,381	9,279	(269)	120,391
Operating expenses
Cost of services	45,263	2,566	(211)	47,618
Selling, general and administrative	23,531	572	16,370	40,473
Restructuring expense	132	—	529	661
Depreciation and amortization	23,536	930	2,099	26,565
Total operating expenses	92,462	4,068	18,787	115,317
Operating income (loss)	$18,919	$5,211	$(19,056)	$5,074

Six Months Ended June 30, 2020:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$74,693	$—	$—	$74,693
Commercial Fiber	12,482	—	—	12,482
RLEC & Other	8,026	—	—	8,026
Tower lease	—	3,626	—	3,626
Service revenue and other	95,201	3,626	—	98,827
Revenue for service provided to the discontinued Wireless operations	4,718	4,363	(438)	8,643
Total revenue	99,919	7,989	(438)	107,470
Operating expenses
Cost of services	40,247	2,254	(3)	42,498
Selling, general and administrative	19,169	764	24,255	44,188
Depreciation and amortization	20,341	947	2,727	24,015
Total operating expenses	79,757	3,965	26,979	110,701
Operating income (loss)	$20,162	$4,024	$(27,417)	$(3,231)

A reconciliation of the total of the reportable segments’ operating income to consolidated income before taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Total consolidated operating income (loss)	$2,703	$(1,867)	$5,074	$(3,231)
Other income, net	1,338	1,271	2,938	2,020
Income (loss) from continuing operations before income taxes	$4,041	$(596)	$8,012	$(1,211)

The Company’s chief operating decision maker (CODM) does not currently review total assets by segment since the assets are centrally managed and some of the assets are shared by the segments, accordingly total assets by segment are not provided.

Note 15.  Subsequent Events

Sale of Wireless assets and operations. On July 1, 2021, we completed the sale of Wireless assets and operations to T-Mobile. Refer to Note 2, Discontinued Operations, for additional information.

Termination of Prior Credit Agreement. On July 1, 2021, we terminated the prior credit agreement concurrent with the sale of Wireless assets and operations to T-Mobile. Refer to Note 9, Debt, for additional information.

Entry into New Credit Agreement. On July 1, 2021, we entered into the New Credit Agreement post-termination of the prior credit agreement. Refer to Note 9, Debt, for additional information.

Termination of Interest Rate Swaps. On July 1, 2021, we terminated the interest rate swaps. Refer to Note 10, Derivatives and Hedging, for additional information.

Declaration of the Special Dividend. On July 2, 2021, the Company’s Board of Directors declared a special dividend of $18.75 per share on the issued and outstanding shares of the Company’s common stock (the “Special Dividend”). The Special Dividend is payable on August 2, 2021 to shareholders of record as of the close of business on July 13, 2021. Since the Special Dividend is more than 25% of the current share price, in accordance with NASDAQ rules, the ex-dividend date will be August 3, 2021, the first business day after the payment date.

The Company currently expects approximately $14.5 million of the Special Dividend to be reinvested in shares of the Company’s common stock via the Company’s Dividend Reinvestment Plan. The reinvested dividends are expected to be used to purchase shares of the Company’s common stock in market transactions during the thirty days following the dividend payment date.

The total payout to Shentel shareholders, before any reinvestment via the Company’s Dividend Reinvestment Plan, will be approximately $937 million.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements. All statements regarding Shenandoah Telecommunications Company’s expected future financial position and operating results, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters, including information concerning our response to COVID-19, are forward-looking statements. We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct. The Company’s actual results could be materially different from its expectations because of various factors, including those discussed below and under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2020 as well as natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as COVID-19, changes in general economic conditions, increases in costs, changes in regulation and other competitive factors.
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

Recent Developments

On July 1, 2021, pursuant to the previously announced Asset Purchase Agreement (the “Purchase Agreement”), dated May 28, 2021, between Shentel and T-Mobile USA, Inc. (“T-Mobile”), Shentel completed the sale to T-Mobile of its Wireless assets and operations for cash consideration of approximately $1.94 billion, inclusive of the approximately $60 million settlement of the waived management fees by Sprint Corporation, an indirect subsidiary of T-Mobile (“Sprint”), and net of certain transaction expenses (the “Transaction”). The Company’s Wireless assets and operations were classified as discontinued operations after Sprint delivered notice to the Company exercising its option to purchase the Wireless assets and operations on August 26, 2020.

Results of Operations

Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020

	Three Months Ended June 30,				Change
($ in thousands)	2021	% of Revenue	2020	% of Revenue	$	%
Revenue	$60,700	100.0	$54,336	100.0	6,364	11.7
Operating expenses	57,997	95.5	56,203	103.4	1,794	3.2
Operating income (loss)	2,703	4.5	(1,867)	(3.4)	4,570	244.8

Other income, net	1,338	2.2	1,271	2.3	67	5.3
Income (loss) before taxes	4,041	6.7	(596)	(1.1)	4,637	778.0
Income tax expense (benefit)	2,185	3.6	(60)	(0.1)	2,245	3,741.7
Income (loss) from continuing operations	1,856	3.1	(536)	(1.0)	2,392	446.3

Income from discontinued operations, net of tax	51,566	85.0	29,783	54.8	21,783	73.1
Net income	$53,422	88.0	$29,247	53.8	24,175	82.7

Revenue
Revenue increased approximately $6.4 million, or 11.7%, during the three months ended June 30, 2021 compared with the three months ended June 30, 2020, driven by growth of $6.1 million, or 12.2%, in the Broadband segment and $0.4 million, or 8.3%, in the Tower segment. Refer to the discussion of the results of operations for the Tower and Broadband segments, included within this quarterly report, for additional information.

Operating expenses
Operating expenses increased approximately $1.8 million, or 3.2%, during the three months ended June 30, 2021 compared with the three months ended June 30, 2020, driven by $7.1 million in incremental Broadband operating expenses incurred primarily to support the expansion of our Glo Fiber and Beam fixed wireless services partially offset by a $5.6 million decline in Corporate expenses due to a combination of lower cash and stock compensation, legal, and transaction fees. The cash compensation expense decline was driven by lower expected incentive bonus and the workforce reduction. The decline in stock compensation expense was due to delay of annual restricted stock grants.

Earlier in the year, we implemented a workforce reduction plan whereby certain employees will leave the Company by 2022. We recognized a restructuring accrual for severance benefits payable to those employees totaling less than $0.1 million during the three months ended June 30, 2021, and expect to incur an additional $1.4 million of severance expense from continuing operations during the third quarter of 2021, following the sale of our Wireless assets and operations. The workforce reduction plan is expected to decrease the Company's annualized run-rate operating expenses for continuing operations by approximately $4.2 million.

Income tax expense (benefit)
Income tax expense increased approximately $2.2 million during the three months ended June 30, 2021 compared with the three months ended June 30, 2020, primarily due to a $1.0 million non-cash charge related to the revaluation of deferred tax liabilities for a change in tax law in the state of West Virginia and changes in taxable income.

Income from discontinued operations, net of tax
Income from discontinued operations, net of tax, increased by $21.8 million during the three months ended June 30, 2021 as compared with the three months ended June 30, 2020, primarily driven by a $22.9 million decline in depreciation and amortization primarily as a result of ceasing depreciation and amortization of assets held for sale during the third quarter of 2020, a $14.5 million decline in cost of services primarily due to ceasing amortization on our right of use assets under operating leases during the third quarter of 2020, a $3.5 million decline in selling, general and administrative due primarily to lower compensation and commissions, partially offset by a $9.7 million decline in service revenue and other related to the travel revenue settlement received from Sprint in 2020, and an $8.5 million of higher income tax driven by changes in taxable income.

Earlier in the year, we implemented a workforce reduction plan whereby certain employees will leave the Company by 2022. We recognized a restructuring accrual for severance benefits payable to those employees totaling $0.3 million during the three months ended June 30, 2021. Under our workforce reduction plan, we expect to incur an additional $2.6 million of severance expense within income from discontinued operations when the sale of our Wireless assets and operations is completed, in the third quarter of 2021.

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020

The Company’s consolidated results from operations are summarized as follows:

	Six Months Ended June 30,				Change
($ in thousands)	2021	% of Revenue	2020	% of Revenue	$	%
Revenue	$120,391	100.0	$107,470	100.0	12,921	12.0
Operating expenses	115,317	95.8	110,701	103.0	4,616	4.2
Operating income (loss)	5,074	4.2	(3,231)	(3.0)	8,305	257.0

Other income, net	2,938	2.4	2,020	1.9	918	45.4
Income (loss) before taxes	8,012	6.7	(1,211)	(1.1)	9,223	761.6
Income tax expense (benefit)	3,107	2.6	(825)	(0.8)	3,932	476.6
Income (loss) from continuing operations	4,905	4.1	(386)	(0.4)	5,291	1,370.7

Income from discontinued operations, net of tax	100,038	83.1	42,913	39.9	57,125	133.1
Net income	$104,943	87.2	$42,527	39.6	62,416	146.8

Revenue
Revenue increased approximately $12.9 million, or 12.0%, during the six months ended June 30, 2021 compared with the six months ended June 30, 2020, driven by growth of $11.5 million, or 11.5%, in the Broadband segment and $1.3 million, or 16.1%, in the Tower segment. Refer to the discussion of the results of operations for the Tower and Broadband segments, included within this quarterly report, for additional information.

Operating expenses
Operating expenses increased approximately $4.6 million, or 4.2%, during the six months ended June 30, 2021 compared with the six months ended June 30, 2020, driven by $12.7 million incremental Broadband operating expenses incurred primarily to support the launch of our Glo Fiber and Beam fixed wireless services partially offset by an $8.6 million decline in Corporate expenses due to a combination of lower cash and stock compensation, professional services, depreciation, legal and transaction fees. The cash compensation expense decline was driven primarily by lower expected incentive bonus and the workforce reduction. The decline in stock compensation was due to the delay of annual restricted stock grants. The decline in professional fees was driven by a reduction in temporary labor and audit fees primarily as a result of improvements in our internal control over financial reporting.

Earlier in the year we implemented a workforce reduction plan whereby certain employees will leave the Company by 2022. We recognized a restructuring accrual for severance benefits payable to those employees totaling $0.7 million during the six months ended June 30, 2021, and expect to incur an additional $1.4 million of severance expense within income from continuing operations when the sale of our Wireless assets and operations is completed, in the third quarter of 2021. The workforce reduction plan is expected to decrease the Company's annualized run-rate operating expenses for continuing operations by approximately $4.2 million.

Income tax expense (benefit)
Income tax expense of approximately $3.1 million increased approximately $3.9 million during the six months ended June 30, 2021 compared with the six months ended June 30, 2020, primarily due to a $1.0 million non-cash charge related to the revaluation of deferred tax liabilities for a change in tax law in the state of West Virginia and changes in taxable income.

Income from discontinued operations, net of tax
Income from discontinued operations, net of tax, increased by $57.1 million during the six months ended June 30, 2021 as compared with the six months ended June 30, 2020, primarily driven by a $47.7 million decline in depreciation and amortization primarily as a result of ceasing depreciation and amortization of assets held for sale during the third quarter of

2020, a $28.5 million decline in cost of services primarily due to ceasing amortization on our right of use assets under operating leases during the third quarter of 2020, $6.0 million reduction in selling, general and administrative from lower compensation and commissions and advertising, a $2.3 million decline in interest expense primarily driven by lower interest rates on our term loans, partially offset by $21.1 million of higher income tax driven by changes in taxable income and $6.0 million increase in transaction fees.

Earlier in the year we implemented a workforce reduction plan whereby certain employees will leave the Company by 2022. We recognized a restructuring accrual for severance benefits payable to those employees totaling $0.4 million during the six months ended June 30, 2021. Under our workforce reduction plan, we expect to incur an additional $2.6 million of severance expense within income from discontinued operations when the sale of our Wireless assets and operations is completed, in the third quarter of 2021.

Broadband

Our Broadband segment provides broadband internet, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, and Kentucky, via hybrid fiber coaxial cable under the brand name of Shentel, fiber optics under the brand name of Glo Fiber and fixed wireless network under the brand name of Beam. The Broadband segment also leases dark fiber and provides Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. The Broadband segment also provides voice and DSL telephone services to customers in Virginia’s Shenandoah County and portions of adjacent counties as a Rural Local Exchange Carrier (“RLEC”). These integrated networks are connected by over 7,000 fiber route mile network. This fiber optic network also supports our Wireless segment operations, which are currently classified as discontinued operations, and these intercompany transactions are reported at their market value.

The following table indicates selected operating statistics of our Broadband segment:

	June 30, 2021	June 30, 2020
Broadband homes and businesses passed (1)	278,952	220,442
Incumbent Cable (2)	210,787	207,269
Glo Fiber	46,368	13,173
Beam	21,797	—

Broadband customer relationships (3)	116,987	101,816

Residential & SMB RGUs:
Broadband Data	111,475	92,695
Incumbent Cable (2)	103,465	91,364
Glo Fiber	7,169	1,331
Beam	841	—
Video (2)	51,355	53,153
Voice (2)	34,664	32,252
Total Residential & SMB RGUs (excludes RLEC)	197,494	178,100

Residential & SMB Penetration (4)
Broadband Data	40.0%	42.0%
Incumbent Cable	49.1%	44.1%
Glo Fiber	15.5%	10.1%
Beam	3.9%	—%
Video	18.4%	24.1%
Voice	14.4%	16.5%

Residential & SMB ARPU (5)
Broadband Data	$78.05	$77.93
Incumbent Cable	$78.30	$77.90
Glo Fiber	$73.92	$82.25
Beam	$72.38	$—
Video	$100.06	$93.49
Voice	$28.85	$29.51

Fiber route miles	7,041	6,478
Total fiber miles (6)	440,236	346,969
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

Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020

Broadband results from operations are summarized as follows:

	Three Months Ended June 30,				Change
($ in thousands)	2021	% of Revenue	2020	% of Revenue	$	%
Broadband operating revenue
Residential & SMB	$43,989	78.2	$37,684	75.2	6,305	16.7
Commercial Fiber	8,523	15.2	8,376	16.7	147	1.8
RLEC & Other	3,715	6.6	4,073	8.1	(358)	(8.8)
Total broadband revenue	56,227	100.0	50,133	100.0%	6,094	12.2
Broadband operating expenses
Cost of services	23,127	41.1	20,861	41.6	2,266	10.9
Selling, general, and administrative	12,806	22.8	9,465	18.9	3,341	35.3
Restructuring expense	27	—	—	—	27	—
Depreciation and amortization	11,775	20.9	10,307	20.6	1,468	14.2
Total broadband operating expenses	47,735	84.9	40,633	81.1	7,102	17.5
Broadband operating income	$8,492	15.1	$9,500	18.9	(1,008)	(10.6)

Residential & SMB (small & medium business) revenue
Residential & SMB revenue increased approximately $6.3 million, or 16.7%, during the three months ended June 30, 2021 primarily driven by 20.3% year-over-year growth in broadband revenue generating units ("RGUs") driven by demand for higher speed data service and the expansion of our Glo Fiber and Beam services.

Commercial Fiber revenue
Commercial Fiber revenue was comparable with the prior period.

RLEC & Other revenue
RLEC & Other revenue decreased approximately $0.4 million, or 8.8%, compared with the three months ended June 30, 2020 due primarily driven by the migration of DSL subscribers to our broadband cable modem service and lower governmental support. We expect RLEC revenue to continue to decline in future periods.

Cost of services
Cost of services increased approximately $2.3 million, or 10.9%, compared with the three months ended June 30, 2020, primarily driven by the growth of our Glo Fiber and Beam fixed wireless products. This included a $0.7 million increase in compensation expense from increased staffing, as well as a $0.9 million increase in installation, maintenance, and other expenses. Higher video programming costs drove the remaining increase of $0.5 million.

Selling, general and administrative
Due to the continued growth of our Broadband segment, our selling, general and administrative expense increased $3.3 million or 35.3% compared with the three months ended June 30, 2020, driven by a $1.1 million increase in Glo Fiber and Beam advertising and telemarketing expenses, a $1.0 million increase in software and professional fees from enhancements to our back-office systems, a $0.5 million increase in commissions expense from higher sales volume arising from our Glo Fiber service, and a $0.2 million increase in franchise and regulatory fees.

Depreciation and amortization
Depreciation and amortization increased $1.5 million or 14.2%, compared with the three months ended June 30, 2020, primarily as a result of our network expansion and the deployment of infrastructure necessary to support new fiber-to-the-home service, Glo Fiber, and Beam fixed wireless.

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020

Broadband results from operations are summarized as follows:

	Six Months Ended June 30,				Change
($ in thousands)	2021	% of Revenue	2020	% of Revenue	$	%
Broadband operating revenue
Residential & SMB	$86,919	78.0	$74,693	74.8	12,226	16.4
Commercial Fiber	17,002	15.3	16,735	16.7	267	1.6
RLEC & Other	7,460	6.7	8,491	8.5	(1,031)	(12.1)
Total broadband revenue	111,381	100.0	99,919	100.0%	11,462	11.5
Broadband operating expenses
Cost of services	45,263	40.6	40,247	40.3	5,016	12.5
Selling, general, and administrative	23,531	21.1	19,169	19.2	4,362	22.8
Restructuring expense	132	0.1	—	—	132	—
Depreciation and amortization	23,536	21.1	20,341	20.4	3,195	15.7
Total broadband operating expenses	92,462	83.0	79,757	79.8	12,705	15.9
Broadband operating income	$18,919	17.0	$20,162	20.2	(1,243)	(6.2)

Residential & SMB (small & medium business) revenue
Residential & SMB revenue increased approximately $12.2 million, or 16.4%, during the six months ended June 30, 2021 primarily driven by 20.3% year-over-year growth in broadband RGUs, driven by demand for higher speed data service and the rollout of our Glo Fiber and Beam services.

Commercial Fiber revenue
Commercial Fiber revenue was comparable with the prior period.

RLEC & Other revenue
RLEC & Other revenue decreased approximately $1.0 million, or 12.1%, compared with the six months ended June 30, 2020 due primarily to a decline in residential DSL subscribers and lower governmental support. We expect RLEC revenue to continue to decline in future periods.

Cost of services
Cost of services increased approximately $5.0 million, or 12.5%, compared with the six months ended June 30, 2020, primarily driven by the growth of our Glo Fiber and Beam fixed wireless products. This included a $2.3 million increase in compensation expense from increased staffing, as well as a $1.6 million increase in installation, maintenance, and other expenses. Higher video programming costs drove the remaining increase of $1.0 million.

Selling, general and administrative
Selling, general and administrative expense increased $4.4 million, or 22.8%, compared with the six months ended June 30, 2020, driven by a $1.9 million increase in software and professional fees, a $0.7 million increase in commissions expense from higher sales volume arising from our Glo Fiber service, $0.5 million increase in telemarketing fees, $0.3 million increase in compensation expense from higher staffing to support our Glo Fiber and Beam fixed wireless services, and a $0.3 million increase in advertising expense.

Restructuring expense
Earlier in the year, we implemented a workforce reduction program that impacted certain broadband employees and as a result we incurred $0.1 million of severance expenses.

Depreciation and amortization
Depreciation and amortization increased $3.2 million or 15.7%, compared with the six months ended June 30, 2020, primarily as a result of our network expansion and the deployment of infrastructure necessary to support new fiber-to-the-home service, Glo Fiber, and fixed wireless solution, Beam.

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

The following table indicates selected operating statistics of the Tower segment:

	June 30, 2021	June 30, 2020
Macro tower sites	223	220
Tenants (1)	448	413
Average tenants per tower	1.9	1.8
_______________________________________________________
(1)Includes 239 and 206 intercompany tenants for our Wireless operations, (reported as a discontinued operation), and Broadband operations, as of June 30, 2021 and 2020, respectively.

Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020

	Three Months Ended June 30,				Change
($ in thousands)	2021	% of Revenue	2020	% of Revenue	$	%
Tower revenue	$4,614	100.0	$4,259	100.0%	355	8.3
Tower operating expenses	2,105	45.6	2,030	47.7	75	3.7
Tower operating income	$2,509	54.4	$2,229	52.3	280	12.6

Revenue
Revenue increased approximately $0.4 million, or 8.3%, during the three months ended June 30, 2021 compared with the three months ended June 30, 2020, due to an 8.5% increase in tenants.

Revenue earned from leasing colocation space to our discontinued wireless operations was approximately $2.6 million and $2.4 million during the three months ended June 30, 2021 and 2020, respectively.

Operating expenses
Operating expenses were consistent with the prior year period.

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020

Tower results from operations are summarized as follows:

	Six Months Ended June 30,				Change
($ in thousands)	2021	% of Revenue	2020	% of Revenue	$	%
Tower revenue	$9,279	100.0	$7,989	100.0%	1,290	16.1
Tower operating expenses	4,068	43.8	3,965	49.6	103	2.6
Tower operating income	$5,211	56.2	$4,024	50.4	1,187	29.5

Revenue
Revenue increased approximately $1.3 million, or 16.1%, during the six months ended June 30, 2021 compared with the six months ended June 30, 2020, due to an 8.5% increase in tenants and a 6.2% increase in average revenue per tenant.

Revenue earned from leasing colocation space to our discontinued wireless operations was approximately $5.1 million and $4.4 million during the six months ended June 30, 2021 and 2020, respectively.

Operating expenses
Operating expenses were consistent with the prior year period.

Financial Condition, Liquidity and Capital Resources

On July 1, 2021, pursuant to the Purchase Agreement, Shentel completed the sale to T-Mobile of its Wireless assets and operations for cash consideration of approximately $1.94 billion, inclusive of the approximately $60 million settlement of the waived management fees by Sprint, net of certain transaction expenses. The Company used approximately $684 million of the proceeds received from the sale to fully repay all outstanding principal amounts under, and terminate, the then-existing credit agreement (the "Prior Credit Agreement"), refer to Note 9, Debt , for additional information, and to fully repay and terminate our interest rate swaps, refer to Note 10, Derivatives and Hedging.

Sources and Uses of Cash: Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, proceeds available under our New Credit Agreement, and proceeds from the disposition of our Wireless assets and operations.

As of June 30, 2021 our cash and cash equivalents totaled $248.8 million. Giving effect to the closing of the Transaction, the Special Dividend, termination of the Prior Credit Agreement and the execution of the New Credit Agreement (as defined below) as if those events had occurred on June 30, 2021, the Company would have had approximately $480 million of liquidity as of June 30, 2021 on a pro forma basis.

Operating activities from continuing operations generated approximately $28.2 million during the six months ended June 30, 2021, representing a decrease of $1.1 million compared with 2020, driven by changes in working capital.

Operating activities from discontinued operations generated $125.0 million during the six months ended June 30, 2021, as compared to $99.6 million during the six months ended June 30, 2020 driven by an increase in operating income.

Net cash used in investing activities for continuing operations increased $25.5 million during the six months ended June 30, 2021, compared with the six months ended June 30, 2020, primarily due to the following:
•$26.7 million increase in capital expenditures due primarily to higher spending in the Broadband segment driven by our Glo Fiber and Beam market expansions.
•Net cash used in investing activities for discontinued operations decreased $12.8 million to $0.9 million during the six months ended June 30, 2021, due to postponement of expansion projects in contemplation of the pending sale of our Wireless assets and operations.

Net cash used in financing activities for continuing operations during the six months ended June 30, 2021 was consistent with the six months ended June 30, 2020.

Net cash used in financing activities for discontinued operations during the six months ended June 30, 2021, was consistent with the prior year.

Indebtedness: On July 1, 2021, we entered into a new Credit Agreement (the “New Credit Agreement”) with various financial institutions party thereto. The New Credit Agreement provides for the following three credit facilities (collectively, the “Facilities”), in an aggregate amount equal to $400 million: (i) a $100 million five-year revolving credit facility (the “Revolver”), (ii) a $150 million five-year delay draw amortizing term loan (the “Term Loan A-1”) and (iii) a $150 million seven-year delay draw amortizing term loan (the “Term Loan A-2” and, together with the Term Loan A-1, the “Term Loans”). The New Credit Agreement includes a provision under which the Company may request that additional term loans be made to it in an amount not to exceed the sum of (1) the greater of (a) $75 million and (b) 100% of Consolidated EBITDA (as defined in the New Credit Agreement), calculated on a pro forma basis in accordance with the New Credit Agreement, plus (2) an additional unlimited amount subject to a maximum Total Net Leverage Ratio (as defined in the New Credit Agreement) of 4.00:1.00, calculated on a pro forma basis in accordance with the New Credit Agreement, subject to the receipt of commitments from one or more lenders for any such additional term loans and other customary conditions.

The availability of the Facilities to the Company is subject to the satisfaction or waiver of certain customary conditions set forth in the New Credit Agreement. The Company may use the proceeds from the Revolver and the Term Loans to finance capital expenditures, provide working capital, and for other general corporate purposes of the Company and its subsidiaries, including the payment of fees and expenses in connection with the foregoing. If drawn on, the Term Loans will be repaid in quarterly principal installments commencing on September 30, 2023, with the unpaid balance of the Term Loans due at maturity, as set forth in the New Credit Agreement.

We have not made any borrowing under the New Credit Agreement as of this date. We do not expect to draw upon any portion of the New Credit Agreement until the fourth quarter of 2021.

Disposition of Wireless: We currently expect that the after-tax proceeds from the July 1, 2021, sale of our Wireless assets and operations will be approximately $1.5 billion. The transaction will be accounted for as an asset sale for income tax purposes. Cash proceeds from the sale were required to be used to immediately repay our outstanding indebtedness. Principal payments on our debt have thus been presented as cash used to finance our discontinued operations. The Company used a portion of the after-tax proceeds from the sale of our Wireless assets and operations to, among other things:
•Repay and terminate approximately $684 million of outstanding term loans under our Prior Credit Agreement, and associated interest rate swap liabilities, concurrent with the closing of the disposition;
•Issue a special dividend of $18.75 per share to Company shareholders, or approximately $937 million in the aggregate (the "Special Dividend"), payable on August 2, 2021, to shareholders of record as of the close of business on July 13, 2021.

We expect our cash on hand, proceeds received from the disposition of Wireless assets and operations, cash flow from continuing operations, and availability of funds from our New Credit Agreement, will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to raise additional financing to support the Company's planned capital expenditures.

We expect our capital expenditures to exceed the cash flow provided from continuing operations through 2023, as we expand our Glo Fiber and Beam broadband services into new markets.

The actual amount and timing of our future capital requirements may differ materially from our estimate depending on the demand for our products and services, new market developments and expansion opportunities.

Our cash flows from continuing operations could be adversely affected by events outside our control, including, without limitation, changes in overall economic conditions, regulatory requirements, changes in technologies, demand for our products and services, availability of labor resources and capital, natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as COVID-19, and other conditions. Our ability to attract and maintain a sufficient customer base, particularly in our Broadband markets, is critical to our ability to maintain a positive cash flow from operations. The foregoing events individually or collectively could affect our results.

Critical Accounting Policies

There have been no material changes to the critical accounting policies as previously disclosed in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, the Company had $680.9 million of gross variable rate debt outstanding, (i.e. outstanding principal on term loans under the Prior Credit Agreement), bearing interest at a weighted average rate of 2.2%. An increase in market interest rates of 1.00% would add approximately $6.7 million to annual interest expense, excluding the effect of our interest rate swaps. The swaps cover notional principal equal to $180.4 million, or approximately 26.5% of gross variable rate debt outstanding as of June 30, 2021. The Company is required to pay a combined fixed rate of approximately 1.16% and receive a variable rate based on one month LIBOR (0.09% at June 30, 2021), to manage a portion of its interest rate risk. Changes in the net interest paid or received under the swaps would offset a corresponding portion of the change in interest expense on the variable rate debt outstanding. The outstanding term loans under the Prior Credit Agreement, and associated interest rate swap liabilities, were repaid and terminated on July 1, 2021.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management, with the participation of our President and Chief Executive Officer, who is the Principal Executive Officer, and the Senior Vice President - Finance and Chief Financial Officer, who is the Principal Financial and Principal Accounting Officer, conducted an evaluation of our disclosure controls and procedures, (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly report on Form 10-Q.
As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, we identified material weaknesses in internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As remediation has not yet been completed, our President and Chief Executive Officer and our Senior Vice President - Finance and Chief Financial Officer have concluded that our disclosure controls and procedures continued to be ineffective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2021, the Company began to evaluate the impact of the sale of the Wireless segment and associated subsequent events on its control framework. The Company also continued execution of Management's Remediation Plan as disclosed in “Part II. Item 9A. Controls and Procedures” of our Annual Report on Form 10-K. Aside from these continued improvements, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of June 30, 2021, the Company has not identified any needed updates to the risk factors included in our most recent Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

In conjunction with the vesting of shares or exercise of stock options, the grantees may surrender awards necessary to cover the statutory tax withholding requirements and any amounts required to cover stock option strike prices associated with the transaction. The following table provides information about shares surrendered during the second quarter ended June 30, 2021, to settle employee tax withholding obligations related to the vesting of stock awards.

($ in thousands, except per share amounts)	Number of Shares Surrendered	Average Price Paid per Share
April 1 to April 30	—	$—
May 1 to May 31	588	$50.62
June 1 to June 30	2,224	50.00
Total	2,812

Dividend Reinvestment Plan
The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders. When shareholders remove shares from the DRIP, the Company issues whole shares in book entry form, pays out cash for any fractional shares, and cancels the fractional shares.

Based on the current number of shares enrolled in the DRIP, the Company currently expects approximately $14.5 million of the Special Dividend to be reinvested in shares of the Company’s common stock via the DRIP. The reinvested dividends are expected to be used to purchase shares of the Company’s common stock in market transactions during the thirty days following the dividend payment date. Participation in the DRIP is subject to change at the discretion of the shareholders.

ITEM 6.     Exhibits Index

Exhibit No.	Exhibit Description

2.1	Asset Purchase Agreement, dated May 28, 2021, between Shenandoah Telecommunications Company and T-Mobile USA, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 1, 2021).

10.1	Credit Agreement, dated July 1, 2021, by and among Shenandoah Telecommunications Company, certain of its subsidiaries as guarantors, CoBank ACB, as administrative agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 1, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in Inline XBRL (Extensible Business Reporting Language)

	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SHENANDOAH TELECOMMUNICATIONS COMPANY

/s/James J. Volk
James J. Volk
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: July 29, 2021

F-32