Form 10-Q
period 2021-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2021-10-28
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

(540) 984-4141
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock (No Par Value)	SHEN	NASDAQ Global Select Market	49,965,379
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)	(The number of shares of the registrant's common stock outstanding on October 22, 2021)

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
Yes ☐  No  ☒

SHENANDOAH TELECOMMUNICATIONS COMPANY

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$532,544	$195,397
Accounts receivable, net of allowance for doubtful accounts of $565 and $614, respectively	25,026	70,393
Prepaid expenses and other	16,463	9,631
Current assets held for sale	—	1,133,294
Total current assets	574,033	1,408,715
Investments	13,410	13,769
Property, plant and equipment, net	525,799	440,427
Goodwill and Intangible assets, net	106,146	106,759
Operating lease right-of-use assets	56,952	50,387
Deferred charges and other assets	16,750	11,650
Total assets	$1,293,090	$2,031,707
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized loan fees	$—	$688,463
Accounts payable	17,433	19,599
Advanced billings and customer deposits	9,510	8,594
Accrued compensation	9,482	16,413
Income taxes payable	432,760	6,951
Current operating lease liabilities	2,648	1,970
Accrued liabilities and other	13,590	13,869
Current liabilities held for sale	—	452,202
Total current liabilities	485,423	1,208,061
Other long-term liabilities:
Deferred income taxes	60,231	150,652
Asset retirement obligations	9,364	4,955
Benefit plan obligations	12,490	14,645
Non-current operating lease liabilities	51,786	46,095
Other liabilities	25,030	24,905
Total other long-term liabilities	158,901	241,252
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, no par value, authorized 96,000; 49,965 and 49,868 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid in capital	47,832	47,317
Retained earnings	600,934	539,783
Accumulated other comprehensive loss, net of taxes	—	(4,706)
Total shareholders’ equity	648,766	582,394
Total liabilities and shareholders’ equity	$1,293,090	$2,031,707

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service revenue and other	$62,244	$55,173	$182,635	$162,643
Operating expenses:
Cost of services	25,426	22,669	73,044	65,167
Selling, general and administrative	20,238	20,039	60,711	64,227
Restructuring expense	1,160	—	1,821	—
Depreciation and amortization	14,248	11,995	40,813	36,010
Total operating expenses	61,072	54,703	176,389	165,404
Operating income (loss)	1,172	470	6,246	(2,761)
Other income:
Other income, net	138	1,083	3,076	3,103
Income before income taxes	1,310	1,553	9,322	342
Income tax expense (benefit)	(5,422)	141	(2,315)	(684)
Income from continuing operations	6,732	1,412	11,637	1,026
Discontinued operations:
(Loss) income from discontinued operations, net of tax	(406)	33,509	99,632	76,422
Gain on the sale of discontinued operations, net of tax	886,732	—	886,732	—
Total income from discontinued operations, net of tax	886,326	33,509	986,364	76,422
Net income	893,058	34,921	998,001	77,448

Other comprehensive income:
Net gains/(losses) on interest rate swaps, net of tax	3,620	539	4,706	(5,509)
Comprehensive income	$896,678	$35,460	$1,002,707	$71,939

Net income per share, basic and diluted:
Basic - Income from continuing operations	$0.13	$0.03	$0.23	$0.02
Basic - Income from discontinued operations, net of tax	$17.73	$0.67	$19.73	$1.53
Basic net income per share	$17.86	$0.70	$19.96	$1.55

Diluted - Income from continuing operations	$0.13	$0.03	$0.23	$0.02
Diluted - Income from discontinued operations, net of tax	$17.68	$0.67	$19.67	$1.53
Diluted net income per share	$17.81	$0.70	$19.90	$1.55

Weighted average shares outstanding, basic	49,984	49,911	49,984	49,889
Weighted average shares outstanding, diluted	50,120	50,105	50,136	50,049

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, June 30, 2021	49,950	$46,681	$644,726	$(3,620)	$687,787
Net income	—	—	893,058	—	893,058
Other comprehensive gain, net of tax (Note 10)	—	—	—	3,620	3,620
Dividends declared ($18.75 per share)	—	—	(936,850)	—	(936,850)
Stock based compensation	—	1,061	—	—	1,061
Stock options exercised	15	85	—	—	85
Common stock issued	—	5	—	—	5
Balance, September 30, 2021	49,965	$47,832	$600,934	$—	$648,766

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2020	49,868	$47,317	$539,783	$(4,706)	$582,394
Net income	—	—	998,001	—	998,001
Other comprehensive gain, net of tax (Note 10)	—	—	—	4,706	4,706
Dividends declared ($18.75 per share)	—	—	(936,850)	—	(936,850)
Stock based compensation	118	2,041	—	—	2,041
Stock options exercised	15	85	—	—	85
Common stock issued	—	16	—	—	16
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(36)	(1,627)	—	—	(1,627)
Balance, September 30, 2021	49,965	$47,832	$600,934	$—	$648,766

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, June 30, 2020	49,852	$44,659	$472,537	$(5,739)	$511,457
Net income	—	—	34,921	—	34,921
Other comprehensive gain, net of tax	—	—	—	538	538
Stock based compensation	—	1,259	—	—	1,259
Common stock issued	—	7	—	—	7
Balance, September 30, 2020	49,852	$45,925	$507,458	$(5,201)	$548,182

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	49,671	$42,110	$430,010	$308	$472,428
Net income	—	—	77,448	—	77,448
Other comprehensive loss, net of tax	—	—	—	(5,509)	(5,509)
Stock-based compensation	152	5,974	—	—	5,974
Common stock issued	—	23	—	—	23
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(47)	(2,182)	—	—	(2,182)
Common stock issued to acquire non-controlling interest in nTelos	76	—	—	—	—
Balance, September 30, 2020	49,852	$45,925	$507,458	$(5,201)	$548,182

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$998,001	$77,448
Income from discontinued operations, net of tax	986,364	76,422
Income (loss) from continuing operations	11,637	1,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,193	35,522
Amortization	620	488
Accretion of asset retirement obligations	298	247
Bad debt expense	755	514
Stock based compensation expense, net of amount capitalized	1,953	5,306
Deferred income taxes	4,384	(279)
Gain from patronage and investments	(438)	(596)
Amortization of long-term debt issuance costs	109	—
Changes in assets and liabilities:
Accounts receivable	(1,195)	(1,189)
Current income taxes	(6,870)	(261)
Operating lease right-of-use assets	2,631	2,966
Other assets	(8,841)	(4,122)
Accounts payable	(5,626)	(276)
Lease liabilities	(2,845)	(1,890)
Other deferrals and accruals	(5,193)	7,344
Net cash provided by operating activities - continuing operations	31,572	44,800
Net cash provided by operating activities - discontinued operations	121,067	182,499
Net cash provided by operating activities	152,639	227,299

Cash flows from investing activities:
Capital expenditures	(118,800)	(82,740)
Cash disbursed for deposit on FCC spectrum leases	—	(16,118)
Proceeds from sale of assets and other	200	252
Net cash used in investing activities - continuing operations	(118,600)	(98,606)
Net cash provided by investing activities - discontinued operations	1,944,063	(17,794)
Net cash provided by (used in) investing activities	1,825,463	(116,400)

Cash flows from financing activities:
Payments for debt issuance costs	(841)	—
Dividends paid, net of dividends reinvested	(936,850)	—
Taxes paid for equity award issuances	(1,627)	(2,182)
Payments for financing arrangements and other	(1,081)	(727)
Net cash used in financing activities - continuing operations	(940,399)	(2,909)
Net cash used in financing activities - discontinued operations	(700,556)	(25,591)
Net cash used in financing activities	(1,640,955)	(28,500)
Net increase in cash and cash equivalents	337,147	82,399
Cash and cash equivalents, beginning of period	195,397	101,651
Cash and cash equivalents, end of period	$532,544	$184,050

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

The assets and liabilities that transferred in the sale (the "disposal group") were presented as held for sale within our historical unaudited condensed consolidated balance sheets, and discontinued operations within our historical unaudited condensed consolidated statements of comprehensive income.

The transaction was structured as an asset sale for income tax purposes. As a result, no current or deferred tax assets or liabilities were included within the disposal group. While our long-term debt did not transfer in the sale, its provisions required us to fully repay all of the debt concurrent with the consummation of the sale. Our debt was therefore presented outside of the disposal group as a current liability as of December 31, 2020. Our related interest rate swap liabilities were also presented outside of the disposal group as a current liability as of December 31, 2020, because management terminated them at consummation. Because repayment of the debt is contractually triggered by the sale, the related interest expense and debt extinguishment costs were presented within discontinued operations under the relevant authoritative guidance.

The carrying amounts of the major classes of assets and liabilities, classified as held for sale in the consolidated balance sheets, were as follows:

(in thousands)	December 31, 2020
ASSETS
Inventory	$5,746
Prepaid expenses and other	47,003
Property, plant and equipment, net	299,647
Intangible assets, net	176,459
Goodwill	146,383
Operating lease right-of-use assets	421,586
Deferred charges and other assets	36,470
Current assets held for sale	$1,133,294

LIABILITIES
Current operating lease liabilities	$409,887
Accrued liabilities and other	8,770
Asset retirement obligations	33,545
Current liabilities held for sale	$452,202

Income from discontinued operations, net of tax in the consolidated statements of comprehensive income consist of the following:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2021	2020	2021	2020
Service revenue and other	$—	$100,963	$201,076	$302,488
Equipment revenue	—	9,862	12,253	32,222
Total revenue	—	110,825	213,329	334,710
Operating expenses:
Cost of services	—	28,567	38,144	95,242
Cost of goods sold	—	9,600	11,964	31,565
Selling, general and administrative	—	7,696	17,514	25,931
Severance expense	—	—	465	—
Depreciation and amortization	—	15,077	—	62,804
Total operating expenses	—	60,940	68,087	215,542
Operating income	—	49,885	145,242	119,168
Other (expense) income:
Debt extinguishment	(11,032)	—	(11,032)	—
Interest expense and other, net	(733)	(4,508)	(9,434)	(15,477)
Gain on sale of disposition of Wireless assets and operations	1,224,815	—	1,224,815	—
Income before income taxes	1,213,050	45,377	1,349,591	103,691
Income tax expense	326,724	11,868	363,227	27,269
Income from discontinued operations, net of tax	$886,326	$33,509	$986,364	$76,422

Consummation of the sale triggered the recognition of approximately $21 million of incremental selling costs during the three months ended September 30, 2021, for contingent deal advisory fees and severance expenses, which are netted against the gain on sale of disposition of Wireless assets and operations. Additionally, also triggered by the disposition event, we recognized an $11.0 million loss on debt extinguishment and incurred interest expense of approximately $2.6 million on the termination of our interest rate swaps.

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

Our Broadband segment also provides Ethernet and Wavelength fiber optic services to commercial fiber customers under capacity agreements, and the related revenue is recognized over time. In some cases, non-refundable upfront fees are charged for connecting commercial fiber customers to our fiber network. Those amounts are recognized ratably over the longer of the contract term or the period in which the unrecognized fee remains material to the respective contract. A related contract liability of $3.8 million at September 30, 2021, is expected to be recognized into revenue at the rate of approximately $0.2 million per year.

The Broadband segment also leases dedicated fiber optic strands to customers as part of “dark fiber” agreements, which are accounted for as leases under Accounting Standards Codification 842, Leases, ("ASC 842").

Our Tower segment leases space on owned cell towers to our Broadband segment, and to other wireless carriers. Revenue from these leases is accounted for under ASC 842.

Refer to Note 14, Segment Reporting, for a summary of these revenue streams.

Below is a summary of the Broadband segment's capitalized contract acquisition and fulfillment costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Beginning Balance	$15,290	$12,780	$14,669	$11,005
Contract payments	1,532	2,195	4,747	6,128
Contract amortization	(724)	(1,013)	(3,318)	(3,171)
Ending Balance	$16,098	$13,962	$16,098	$13,962

Note 4.  Investments

Investments consist of the following:

(in thousands)	September 30, 2021	December 31, 2020
SERP Investments at fair value	$2,165	$2,687
Cost method investments	10,905	10,536
Equity method investments	340	546
Total investments	$13,410	$13,769

SERP Investments at Fair Value: The Supplemental Executive Retirement Plan (“SERP”) is a benefit plan that provides deferred compensation to certain employees. The Company holds the related investments in a rabbi trust as a source of funding for future payments under the plan. The SERP’s investments were designated as trading securities and will be liquidated and paid out to the participants upon retirement. The benefit obligation to participants is always equal to the value of the SERP assets under ASC 710, Compensation. Changes to the investments' fair value are presented in Other income (expense), while the reciprocal changes in the liability are presented in selling, general and administrative expense. At September 30, 2021, an additional $0.9 million of SERP investments were presented as prepaid expenses and other (current assets) as we intend to liquidate certain investments to pay the current portion of our SERP obligation.

Cost Method Investments: Our investment in CoBank ACB’s Class A common stock represented substantially all of our cost method investments with a balance of $10.1 million and $9.8 million at September 30, 2021 and December 31, 2020, respectively. We recognized approximately $0.5 million and $1.0 million of patronage income in Other income (expense) during the three months ended September 30, 2021 and 2020, respectively, and approximately $1.5 million and $3.0 million during the nine months ended September 30, 2021 and 2020, respectively. Historically, approximately 75% of the patronage distributions were collected in cash and 25% in equity.

Equity Method Investments: At September 30, 2021, the Company had a 20.0% ownership interest in Valley Network Partnership (“ValleyNet”). The Company and ValleyNet purchase capacity on one another’s fiber network. We recognized revenue of $0.2 million from providing service to ValleyNet during each of the three months ended September 30, 2021, and 2020, respectively, and $0.5 million and $0.7 million during the nine months ended September 30, 2021, and 2020, respectively. We recognized cost of service of $30 thousand and $0.7 million for the use of ValleyNet’s network during the three months ended September 30, 2021, and 2020, respectively, and $1.1 million and $2.2 million during the nine months ended September 30, 2021 and 2020, respectively.

Note 5.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

($ in thousands)	Estimated Useful Lives	September 30, 2021	December 31, 2020
Land		$3,771	$3,909
Land improvements	10 years	3,141	2,910
Buildings and structures	10 - 40 years	94,539	91,335
Cable and fiber	15 - 30 years	428,055	390,209
Equipment and software	4 - 8 years	374,019	331,047
Plant in service		903,525	819,410
Plant under construction		84,731	49,417
Total property, plant and equipment		988,256	868,827
Less: accumulated amortization and depreciation		462,457	428,400
Property, plant and equipment, net		$525,799	$440,427

Property, plant and equipment net, increased due primarily to capital expenditures in the Broadband segment driven by our Glo Fiber and Beam market expansions.

Note 6. Goodwill and Intangible Assets

Other intangible assets consisted of the following:

	September 30, 2021			December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Goodwill - Broadband	$3,244	$—	$3,244	$3,244	$—	$3,244
Indefinite-lived intangibles:
Cable franchise rights	$64,334	$—	$64,334	$64,334	$—	$64,334
FCC spectrum licenses	29,958	—	29,958	29,958	—	29,958
Railroad crossing rights	141	—	141	141	—	141
Total indefinite-lived intangibles	94,433	—	94,433	94,433	—	94,433

Finite-lived intangibles:
FCC spectrum licenses	6,811	(594)	6,217	6,811	(340)	6,471
Subscriber relationships	28,425	(26,338)	2,087	28,425	(26,000)	2,425
Other intangibles	463	(298)	165	463	(277)	186
Total finite-lived intangibles	35,699	(27,230)	8,469	35,699	(26,617)	9,082
Total goodwill and intangible assets	$133,376	$(27,230)	$106,146	$133,376	$(26,617)	$106,759

Amortization expense was $0.2 million during both of the three months ended September 30, 2021 and 2020, and $0.6 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively.

The Federal Communications Commission ("FCC") has delayed the issuance of Citizen Broadband Radio Service (CBRS) Priority Access Licenses acquired by the Company for $16.2 million in September 2020. The delay stems from a FCC review of the aggregate ownership of CBRS spectrum by certain shareholders of the Company. The Company is in the process of resolving this issue. The Company does not believe that it is probable or reasonably possible of a material loss.

Note 7.     Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	September 30, 2021	December 31, 2020
Prepaid maintenance expenses	$8,665	$4,018
Broadband contract acquisition and fulfillment costs	4,426	4,417
SERP investments	862	—
Other	2,510	1,196
Prepaid expenses and other	$16,463	$9,631

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	September 30, 2021	December 31, 2020
Broadband contract acquisition and fulfillment costs	$11,672	$10,252
Prepaid expenses and other	5,078	1,398
Deferred charges and other assets	$16,750	$11,650

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	September 30, 2021	December 31, 2020
Interest rate swaps	$—	$4,048
Accrued programming costs	3,180	2,868
Sales and property taxes payable	1,769	1,072
Restructuring accrual	2,388	—
Other current liabilities	6,253	5,881
Accrued liabilities and other	$13,590	$13,869

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	September 30, 2021	December 31, 2020
Noncurrent portion of deferred lease revenue	$19,066	$18,687
FCC spectrum license obligations	3,817	3,845
Noncurrent portion of financing leases	1,575	1,492
Other	572	881
Other liabilities	$25,030	$24,905

During 2021, we implemented a restructuring plan whereby certain employees were notified of their pending dismissal under the workforce reduction program. The following table identifies the activity that has occurred as a result of the plan:

(in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Beginning Balance June 30, 2021 and January 1, 2021, respectively	$608	$—
Expense (1)	3,213	4,340
Payments (2)	(1,433)	(1,952)
Ending Balance - September 30, 2021	$2,388	$2,388
_______________________________________________________
(1)For the three and nine months ended September 30, 2021, respectively, approximately $2.2 million and $2.5 million of expense was recognized within discontinued operations.
(2)For the three and nine months ended September 30, 2021, respectively, approximately $1.1 million and $1.2 million of payments were attributable to discontinued operations.

Note 8. Leases

We lease various broadband network and telecommunications sites, fiber optic cable routes, warehouses, retail stores, and office facilities for use in our business. These agreements include fixed rental payments as well as variable rental payments, such as those based on relevant inflation indices. The accounting lease term includes optional renewal periods that we are reasonably certain to exercise based on our assessment of relevant contractual and economic factors. The related lease payments are discounted at lease commencement using the Company's incremental borrowing rate in order to measure the lease liability and right of use asset.

The incremental borrowing rate is determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the observable unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate. At September 30, 2021, our operating leases had a weighted average remaining lease term of 20.2 years and a weighted average discount rate of 4.4%. Our finance leases had a weighted average remaining lease term of 13.5 years and a weighted average discount rate of 5.2%.

During each of the three months ended September 30, 2021 and 2020, we recognized $2.3 million and $2.3 million of operating lease expense, respectively. We recognized $0.1 million and $0.1 million of interest and depreciation expense on finance leases during the three months ended September 30, 2021 and 2020, respectively. Operating lease expense is presented in cost of service or selling, general and administrative expense based on the use of the relevant facility. Variable lease payments and short-term lease expense were both immaterial. We remitted $1.4 million and $1.2 million of operating lease payments during the three months ended September 30, 2021 and 2020, respectively. We also obtained $2.2 million and $2.4 million of leased assets in exchange for new operating lease liabilities recognized during the three months ended September 30, 2021 and 2020, respectively.

The following table summarizes the expected maturity of lease liabilities at September 30, 2021:

(in thousands)	Operating Leases	Finance Leases	Total
2021	$1,487	$63	$1,550
2022	5,562	175	5,737
2023	5,014	177	5,191
2024	4,661	179	4,840
2025	4,457	181	4,638
2026 and thereafter	68,634	1,551	70,185
Total lease payments	89,815	2,326	92,141
Less: Interest	35,381	654	36,035
Present value of lease liabilities	$54,434	$1,672	$56,106

We recognized $2.4 million and $2.7 million of operating lease revenue during the three months ended September 30, 2021 and 2020, respectively, related to the cell site colocation space and dedicated fiber optic strands that we lease to our customers, which is included in Service revenue and other in the consolidated statements of comprehensive income. Substantially all of our lease revenue relates to fixed lease payments.

Below is a summary of our minimum rental receipts under the lease agreements in place at September 30, 2021:

(in thousands)	Operating Leases
2021	$3,474
2022	13,749
2023	12,363
2024	11,614
2025	10,659
2026 and thereafter	36,957
Total	$88,816

Note 9.  Debt

Our cash payments for interest were $10.4 million and $14.5 million during the nine months ended September 30, 2021 and 2020, respectively.

As discussed in Note 2, Discontinued Operations, upon consummation of the Transaction, the Company used approximately $681 million of the proceeds received from the sale to fully repay all outstanding principal amounts under, and terminate, the Credit Agreement existing as of June 30, 2021 ("Prior Credit Agreement").

On July 1, 2021, the Company entered into a Credit Agreement (the “Credit Agreement”) with various financial institutions thereto (the “Lenders”) and CoBank, ACB, as administrative agent for the Lenders (in such capacity, the “Administrative Agent”). The Credit Agreement provides for three credit facilities (collectively, the “Facilities”), in an aggregate amount equal to $400 million: (i) a $100 million five-year revolving credit facility (the “Revolver”), (ii) a $150 million five-year delay draw amortizing term loan (the “Term Loan A-1”) and (iii) a $150 million seven-year delay draw amortizing term loan (the “Term Loan A-2” and, together with the Term Loan A-1, the “Term Loans”). The Credit Agreement includes a provision under which the Company may request that additional term loans be made to it in an amount not to exceed the sum of (1) the greater of (a) $75 million and (b) 100% of Consolidated EBIDTA (as defined in the Credit Agreement), calculated on a pro forma basis in accordance with the Credit Agreement, plus (2) an additional unlimited amount subject to a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) of 4.00:1.00, calculated on a pro forma basis in accordance with the Credit Agreement, subject to the receipt of commitments from one or more lenders for any such additional term loans and other customary conditions.

The availability of the Facilities to the Company is subject to the satisfaction or waiver of certain customary conditions set forth in the Credit Agreement. The Company may use the proceeds from the Revolver and the Term Loans to finance capital expenditures, provide working capital, and for other general corporate purposes of the Company and its subsidiaries, including the payment of fees and expenses in connection with the foregoing. The Term Loans will be repaid in quarterly principal installments commencing on September 30, 2023, with the unpaid balance of the Term Loans due at maturity, as set forth in the Credit Agreement.

Rates for borrowing under the Credit Agreement are based, at the Company’s election, upon whether the borrowing is a LIBOR loan or a base rate loan. LIBOR loans will bear interest at an adjusted LIBOR rate (which shall be no less than 0.00%) plus an applicable margin ranging from 1.50% to 2.75% for the Term Loan A-1 and the Revolver and from 1.50% to 3.00% for the Term Loan A-2, depending on the Company’s Total Net Leverage Ratio. Base rate loans will bear interest at a base rate plus an applicable margin ranging from 0.50% to 1.75% for the Term Loan A-1 and the Revolver and from 0.50% to 2.00% for the Term Loan A-2, depending on the Company’s Total Net Leverage Ratio. In addition, under the terms of the Credit Agreement, the Company agrees to pay the Lenders a fee on undrawn portions of the Term Loans and Revolver from time to time. This fee rate is dependent on the Company’s Total Net Leverage Ratio and ranges from a rate per annum equal to 0.200% to 0.375%.

The Credit Agreement contains representations and warranties, and affirmative and negative financial covenants usual and customary for similar secured credit facilities, each of which are applicable to the Company and its subsidiaries, including covenants governing the ability of the Company and its subsidiaries, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, enter into transactions with affiliated persons, make investments or change the nature of the Company’s and its subsidiaries’ businesses. The Company is also subject to certain financial covenants to be measured on a trailing twelve month basis on the last day of each calendar quarter. These covenants include:

•maintaining a Total Net Leverage Ratio (as defined in the Credit Agreement) not greater than 4.25 to 1.00 (subject to customary increased leverage periods following certain qualifying acquisitions); and
•maintaining a Debt Service Coverage Ratio (as defined in the Credit Agreement) not less than 2.00 to 1.00.
Indebtedness outstanding under any of the Facilities may be accelerated upon the occurrence of an Event of Default (as defined in the Credit Agreement). As of September 30, 2021, the Company had not drawn on the Term Loans or the Revolver and was in compliance with the financial covenants in its credit agreements.

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

Note 10. Derivatives and Hedging
As discussed in Note 2, Discontinued Operations, upon consummation of the Transaction, the Company used approximately $3 million of the proceeds received from the sale to fully satisfy its obligations under, and terminate, the interest rate swaps. Amounts reclassified from accumulated other comprehensive income (loss) are presented as part of income from discontinued operations.

The table below summarizes changes in accumulated other comprehensive income (loss) by component, including the reclassification from accumulated other comprehensive income (loss) into earnings following the swap termination:

(in thousands)	Gains (Losses) on Cash Flow Hedges	Income Tax (Expense) Benefit	Accumulated Other Comprehensive Income (Loss), net of taxes
Balance as of December 31, 2020	$(4,048)	$(658)	$(4,706)
Amounts reclassified from accumulated other comprehensive income (loss) to earnings as a result of swap termination	4,048	658	4,706
Net current period other comprehensive (loss) income	4,048	658	4,706
Balance as of September 30, 2021	$—	$—	$—

Note 11.  Income Taxes

The Company files U.S. federal income tax returns and various state income tax returns. The Company is not subject to any state or federal income tax audits as of September 30, 2021. The Company's returns are generally open to examination from 2017 forward and the net operating losses acquired in the acquisition of nTelos are open to examination from 2002 forward.

The effective tax rates for the three months ended September 30, 2021 and 2020, differ from the statutory U.S. federal income tax rate of 21% primarily due to the state income taxes, excess tax benefits and other discrete items.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Expected tax expense (benefit) at federal statutory	$275	$326	$1,958	$72
State income taxes, net of federal tax effect	82	70	551	15
Revaluation of deferred tax liabilities	(7,675)	—	(6,629)	—
Stranded tax effects reclassified from other comprehensive income	1,620	—	1,620	—
Excess tax benefit from share based compensation and other expense, net	276	(255)	185	(771)
Income tax (benefit) expense	$(5,422)	$141	$(2,315)	$(684)

The Company's cash payments for income taxes were approximately $24.9 million and $5.4 million for the nine months ended September 30, 2021 and 2020.

The disposition of Wireless assets and operations, (see Note 2 – Discontinued Operations), triggered a reduction in the Company’s future estimated tax rate as apportionable income and expenses for higher tax rate jurisdictions was reduced, resulting in a revaluation of deferred tax liabilities with a $7.7 million benefit recognized during the three months ended September 30, 2021.

The disposition of Wireless assets and operations triggered the recognition of an estimated current tax liability of $428 million scheduled to be paid during the remainder of 2021. The tax liability is subject to change pending the final purchase price allocation.

Note 12.  Earnings per Share and Dividends

We utilize the treasury stock method to calculate the impact on diluted earnings per share that potentially dilutive stock-based compensation awards have. The following table indicates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Calculation of net income per share:
Income from continuing operations	$6,732	$1,412	$11,637	$1,026
Total income from discontinued operations, net of tax	$886,326	$33,509	$986,364	$76,422
Net income	$893,058	$34,921	$998,001	$77,448
Basic weighted average shares outstanding	49,984	49,911	49,984	49,889
Basic net income per share - continuing operations	$0.13	$0.03	$0.23	$0.02
Basic net income per share - discontinued operations	$17.73	$0.67	$19.73	$1.53
Basic net income per share	$17.86	$0.70	$19.96	$1.55

Effect of stock-based compensation awards outstanding:
Basic weighted average shares outstanding	49,984	49,911	49,984	49,889
Effect from dilutive shares and options outstanding	136	194	152	160
Diluted weighted average shares outstanding	50,120	50,105	50,136	50,049
Diluted net income per share - continuing operations	$0.13	$0.03	$0.23	$0.02
Diluted net income per share - discontinued operations	$17.68	$0.67	$19.67	$1.53
Diluted net income per share	$17.81	$0.70	$19.90	$1.55
On July 2, 2021, the Company’s Board of Directors declared a special dividend of $18.75 per share on the issued and outstanding shares of the Company’s common stock (the “Special Dividend”). The Special Dividend was paid on August 2, 2021. The total payout to Shentel shareholders, including amounts reinvested in the Company’s stock via the Company’s Dividend Reinvestment Plan, was approximately $937 million.

On August 4, 2021, in accordance with the 2014 Equity Incentive Plan, the Company's Board of Directors adopted a resolution to modify the outstanding equity awards to offset the loss in intrinsic value caused by the disposition of wireless and the decline in the Company's share price following the special dividend. No other terms or conditions of the outstanding equity awards were modified, no incremental expense was required to be recognized, and there was no significant impact to dilutive securities.

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

Note 14.  Segment Reporting

The divestiture of our Wireless operations represents a strategic shift in the Company’s business and qualifies as a discontinued operation. As a result, for all periods presented, the operating results and cash flows related to the Wireless segment were reflected as discontinued operations in our Unaudited Condensed Consolidated Statements of Comprehensive Income and the Unaudited Condensed Consolidated Statements of Cash Flows. The tables below reflect the results of operations of the Company's reportable segments in continuing operations, consistent with internal reporting used by the Company.

Three Months Ended September 30, 2021:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$44,783	$—	$—	$44,783
Commercial Fiber	9,059	—	—	9,059
RLEC & Other	3,972	—	—	3,972
Tower lease	—	4,356	—	4,356
Service revenue and other	57,814	4,356	—	62,170
Revenue for service provided to the discontinued Wireless operations	99	93	(118)	74
Total revenue	57,913	4,449	(118)	62,244
Operating expenses
Cost of services	24,012	1,504	(90)	25,426
Selling, general and administrative	11,898	314	8,026	20,238
Restructuring expense	71	—	1,089	1,160
Depreciation and amortization	12,211	468	1,569	14,248
Total operating expenses	48,192	2,286	10,594	61,072
Operating income (loss)	$9,721	$2,163	$(10,712)	$1,172

Three Months Ended September 30, 2020:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$39,477	$—	$—	$39,477
Commercial Fiber	5,280	—	—	5,280
RLEC & Other	3,853	—	—	3,853
Tower lease	—	1,864	—	1,864
Service revenue and other	48,610	1,864	—	50,474
Revenue for service provided to the discontinued Wireless operations	2,100	2,637	(38)	4,699
Total revenue	50,710	4,501	(38)	55,173
Operating expenses
Cost of services	21,326	1,283	60	22,669
Selling, general and administrative	9,792	330	9,917	20,039
Depreciation and amortization	10,106	467	1,422	11,995
Total operating expenses	41,224	2,080	11,399	54,703
Operating income (loss)	$9,486	$2,421	$(11,437)	$470

Nine Months Ended September 30, 2021:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$131,702	$—	$—	$131,702
Commercial Fiber	21,975	—	—	21,975
RLEC & Other	11,208	—	—	11,208
Tower lease	—	8,525	—	8,525
Service revenue and other	164,885	8,525	—	173,410
Revenue for service provided to the discontinued Wireless operations	4,409	5,203	(387)	9,225
Total revenue	169,294	13,728	(387)	182,635
Operating expenses
Cost of services	69,275	4,070	(301)	73,044
Selling, general and administrative	35,429	886	24,396	60,711
Restructuring expense	203	—	1,618	1,821
Depreciation and amortization	35,747	1,398	3,668	40,813
Total operating expenses	140,654	6,354	29,381	176,389
Operating income (loss)	$28,640	$7,374	$(29,768)	$6,246

Nine Months Ended September 30, 2020:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$114,170	$—	$—	$114,170
Commercial Fiber	17,762	—	—	17,762
RLEC & Other	11,880	—	—	11,880
Tower lease	—	5,490	—	5,490
Service revenue and other	143,812	5,490	—	149,302
Revenue for service provided to the discontinued Wireless operations	6,818	7,000	(477)	13,341
Total revenue	150,630	12,490	(477)	162,643
Operating expenses
Cost of services	61,572	3,537	58	65,167
Selling, general and administrative	28,960	1,095	34,172	64,227
Depreciation and amortization	30,448	1,414	4,148	36,010
Total operating expenses	120,980	6,046	38,378	165,404
Operating income (loss)	$29,650	$6,444	$(38,855)	$(2,761)

A reconciliation of the total of the reportable segments’ operating income to consolidated income before taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Total consolidated operating income (loss)	$1,172	$470	$6,246	$(2,761)
Other income, net	138	1,083	3,076	3,103
Income (loss) from continuing operations before income taxes	$1,310	$1,553	$9,322	$342

The Company’s chief operating decision maker (CODM) does not currently review total assets by segment since the assets are centrally managed and some of the assets are shared by the segments, accordingly total assets by segment are not provided.

Note 15.  Subsequent Events

Dividend Declaration
On October 26, 2021, the Company's Board of Directors approved a dividend of $0.07 per common share. The dividend will be payable on December 1, 2021 to shareholders of record as of the close of business on November 8, 2021.

Pension Plan Termination
The Company assumed a non-contributory defined benefit pension plan in the 2016 acquisition of nTelos, which was fully integrated into the former Wireless segment, and covered all employees who met eligibility requirements and were employed by nTelos prior to October 1, 2003. This pension plan was closed to nTelos employees hired on or after October 1, 2003 and frozen. As of September 30, 2021, the plan obligation was approximately $6.2 million.

On October 13, 2021, the Company adopted a resolution to terminate its pension plan effective December 31, 2021. Following adoption of the resolution, on October 28, 2021, the Company provided notice of intent to terminate the pension plan to participants. The Company is currently in the process of determining the impacts of the plan termination.

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

Results of Operations

Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020

	Three Months Ended September 30,				Change
($ in thousands)	2021	% of Revenue	2020	% of Revenue	$	%
Revenue	$62,244	100.0	$55,173	100.0	7,071	12.8
Operating expenses	61,072	98.1	54,703	99.1	6,369	11.6
Operating income (loss)	1,172	1.9	470	0.9	702	(149.4)

Other income, net	138	0.2	1,083	2.0	(945)	(87.3)
Income (loss) before taxes	1,310	2.1	1,553	2.8	(243)	15.6
Income tax expense (benefit)	(5,422)	(8.7)	141	0.3	(5,563)	(3,945.4)
Income (loss) from continuing operations	6,732	10.8	1,412	2.6	5,320	376.8

Income from discontinued operations, net of tax	886,326	1,424.0	33,509	60.7	852,817	2,545.0
Net income	$893,058	1,434.8	$34,921	63.3	858,137	2,457.4

Revenue
Revenue increased approximately $7.1 million, or 12.8%, during the three months ended September 30, 2021 compared with the three months ended September 30, 2020, driven by growth of $7.2 million, or 14.2%, in the Broadband segment and offset by a decline of $0.1 million, or 1.2%, in the Tower segment. Refer to the discussion of the results of operations for the Tower and Broadband segments, included within this quarterly report, for additional information.

Operating expenses
Operating expenses increased approximately $6.4 million, or 11.6%, during the three months ended September 30, 2021 compared with the three months ended September 30, 2020, driven by $7.0 million in incremental Broadband operating expenses incurred primarily to support the expansion of our Glo Fiber and Beam services partially offset by a $0.8 million decline in Corporate employee compensation expenses primarily as a result of the workforce reduction program and lower expected incentive bonus.

Income tax expense (benefit)
Income tax benefit was $5.4 million during the three months ended September 30, 2021 compared with an income tax expense of $0.1 million for the three months ended September 30, 2020, primarily due to a $7.7 million non-cash tax benefit for revaluation of deferred tax liabilities driven by the change in our estimated state tax rate that was triggered by the disposition of our Wireless assets and operations, partially offset by a $1.6 million reclassification of income taxes from other comprehensive income as a result of terminating our interest rate swaps, and changes in taxable income.

Income from discontinued operations, net of tax
Income from discontinued operations, net of tax, increased by $0.9 billion during the three months ended September 30, 2021 as compared with the three months ended September 30, 2020, primarily due to the completion of the disposition of our Wireless assets and operations for proceeds of approximately $1.9 billion resulting in recognition of a $1.2 billion gain, net of approximately $0.3 billion of income tax expense.

Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020

The Company’s consolidated results from operations are summarized as follows:

	Nine Months Ended September 30,				Change
($ in thousands)	2021	% of Revenue	2020	% of Revenue	$	%
Revenue	$182,635	100.0	$162,643	100.0	19,992	12.3
Operating expenses	176,389	96.6	165,404	101.7	10,985	6.6
Operating income (loss)	6,246	3.4	(2,761)	(1.7)	9,007	326.2

Other income, net	3,076	1.7	3,103	1.9	(27)	(0.9)
Income (loss) before taxes	9,322	5.1	342	0.2	8,980	(2,625.7)
Income tax expense (benefit)	(2,315)	(1.3)	(684)	(0.4)	(1,631)	(238.5)
Income (loss) from continuing operations	11,637	6.4	1,026	0.6	10,611	1,034.2

Income from discontinued operations, net of tax	986,364	540.1	76,422	47.0	909,942	1,190.7
Net income	$998,001	546.4	$77,448	47.6	920,553	1,188.6

Revenue
Revenue increased approximately $20.0 million, or 12.3%, during the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020, driven by growth of $18.7 million, or 12.4%, in the Broadband segment and $1.2 million, or 9.9%, in the Tower segment. Refer to the discussion of the results of operations for the Tower and Broadband segments, included within this quarterly report, for additional information.

Operating expenses
Operating expenses increased approximately $11.0 million, or 6.6%, during the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020, driven by $19.7 million incremental Broadband operating expenses incurred primarily to support the expansion of Glo Fiber and Beam services partially offset by an $9.2 million decline in Corporate expenses primarily driven by lower employee compensation expense as a result of the workforce reduction program and lower expected incentive bonus.

Income tax expense (benefit)
Income tax expense of approximately $2.3 million decreased approximately $1.6 million during the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020, primarily due to a $7.7 million non-cash tax benefit for revaluation of deferred tax liabilities driven by change in our estimated tax rate that was triggered by the disposition of our Wireless assets and operations, partially offset by a $1.6 million reclassification of income taxes from other comprehensive income as a result of terminating our interest rate swaps, a $1.0 million non-cash charge related to the revaluation of deferred tax liabilities for a change in tax law in the state of West Virginia and $3.4 million of additional expense attributable to changes in taxable income, excess tax benefits from share based compensation and other expense.

Income from discontinued operations, net of tax
Income from discontinued operations, net of tax, increased by $0.9 billion during the nine months ended September 30, 2021 as compared with the nine months ended September 30, 2020, primarily due to the completion of the disposition of our Wireless assets and operations for proceeds of approximately $1.9 billion resulting in recognition of a $1.2 billion gain, net of approximately $0.3 billion of income tax expense.

Broadband

Our Broadband segment provides broadband internet, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, and Kentucky, via hybrid fiber coaxial cable under the brand name of Shentel, fiber optics under the brand name of Glo Fiber and fixed wireless network under the brand name of Beam. The Broadband segment also leases dark fiber and provides Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. The Broadband segment also provides voice and DSL telephone services to customers in Virginia’s Shenandoah County and portions of adjacent counties as a Rural Local Exchange Carrier (“RLEC”). These integrated networks are connected by over 7,200 fiber route mile network.

The following table indicates selected operating statistics of our Broadband segment:

	September 30, 2021	September 30, 2020
Broadband homes and businesses passed (1)	296,196	230,002
Incumbent Cable (2)	211,013	207,655
Glo Fiber	60,836	22,347
Beam	24,347	—

Broadband customer relationships (3)	118,143	106,314

Residential & Small and Medium Business ("SMB") RGUs:
Broadband Data	115,579	98,764
Incumbent Cable (2)	105,116	95,962
Glo Fiber	9,272	2,802
Beam	1,191	—
Video (2)	50,652	53,647
Voice (2)	34,592	33,019
Total Residential & SMB RGUs (excludes RLEC)	200,823	185,430

Residential & SMB Penetration (4)
Broadband Data	39.0%	42.9%
Incumbent Cable	49.8%	46.2%
Glo Fiber	15.2%	12.5%
Beam	4.9%	—%
Video	17.1%	23.3%
Voice	13.6%	15.5%

Residential & SMB ARPU (5)
Broadband Data	$78.33	$77.85
Incumbent Cable	$78.64	$77.82
Glo Fiber	$73.82	$80.80
Beam	$72.80	$—
Video	$100.28	$93.35
Voice	$28.71	$29.55

Fiber route miles	7,219	6,705
Total fiber miles (6)	469,387	367,154
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

Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020

Broadband results from operations are summarized as follows:

	Three Months Ended September 30,				Change
($ in thousands)	2021	% of Revenue	2020	% of Revenue	$	%
Broadband operating revenue
Residential & SMB	$44,783	77.3	$39,477	77.8	5,306	13.4
Commercial Fiber	9,059	15.6	7,308	14.4	1,751	24.0
RLEC & Other	4,071	7.0	3,925	7.7	146	3.7
Total broadband revenue	57,913	100.0	50,710	100.0%	7,203	14.2
Broadband operating expenses
Cost of services	24,012	41.5	21,326	42.1	2,686	12.6
Selling, general, and administrative	11,898	20.5	9,792	19.3	2,106	21.5
Restructuring expense	71	0.1	—	—	71	—
Depreciation and amortization	12,211	21.1	10,106	19.9	2,105	20.8
Total broadband operating expenses	48,192	83.2	41,224	81.3	6,968	16.9
Broadband operating income	$9,721	16.8	$9,486	18.7	235	2.5

Residential & SMB revenue
Residential & SMB revenue increased approximately $5.3 million, or 13.4%, during the three months ended September 30, 2021, compared to September 30, 2020, primarily driven by 17.0% year-over-year growth in broadband data revenue generating units ("RGUs") driven by demand for higher speed data service and the expansion of our Glo Fiber and Beam services.

Commercial Fiber revenue
Commercial Fiber revenue increased approximately $1.8 million due to initiating service for new enterprise connections, $0.7 million non-recurring amortized revenue reduction in 2020 and $0.5 million in non-recurring dark fiber sales-type leases in 2021.

Cost of services
Cost of services increased approximately $2.7 million, or 12.6%, compared with the three months ended September 30, 2020, primarily driven by the expansion of our Glo Fiber and Beam services. This included a $1.6 million increase in maintenance, and installation expenses, higher video programming costs of $0.5 million, and an increase in line costs of $0.5 million from an increase off-network circuits.

Selling, general and administrative
Due to the continued growth of our Broadband segment, our selling, general and administrative expense increased $2.1 million or 21.5% compared with the three months ended September 30, 2020, driven by a $0.6 million increase in Glo Fiber and Beam advertising, a $0.6 million increase in software and professional fees from enhancements to our back-office systems, a $0.3 million increase in bad debt expense due to the 2020 Keep Americans Connected pledge that delayed bad debt disconnects, a $0.3 million non-recurring increase related to a special one-time expense related to the sale of Wireless assets and operations, and a $0.2 million increase in commissions expense from higher sales volume arising from our Glo Fiber and Beam services.

Depreciation and amortization
Depreciation and amortization increased $2.1 million or 20.8%, compared with the three months ended September 30, 2020, primarily as a result of our Glo Fiber and Beam network expansion.

Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020

Broadband results from operations are summarized as follows:

	Nine Months Ended September 30,				Change
($ in thousands)	2021	% of Revenue	2020	% of Revenue	$	%
Broadband operating revenue
Residential & SMB	$131,702	77.8	$114,170	75.8	17,532	15.4
Commercial Fiber	26,061	15.4	24,044	16.0	2,017	8.4
RLEC & Other	11,531	6.8	12,416	8.2	(885)	(7.1)
Total broadband revenue	169,294	100.0	150,630	100.0%	18,664	12.4
Broadband operating expenses
Cost of services	69,275	40.9	61,572	40.9	7,703	12.5
Selling, general, and administrative	35,429	20.9	28,960	19.2	6,469	22.3
Restructuring expense	203	0.1	—	—	203	—
Depreciation and amortization	35,747	21.1	30,448	20.2	5,299	17.4
Total broadband operating expenses	140,654	83.1	120,980	80.3	19,674	16.3
Broadband operating income	$28,640	16.9	$29,650	19.7	(1,010)	(3.4)

Residential & SMB (small & medium business) revenue
Residential & SMB revenue increased approximately $17.5 million, or 15.4%, during the nine months ended September 30, 2021 primarily driven by 17.0% year-over-year growth in broadband RGUs, driven by demand for higher speed data service and the rollout of our Glo Fiber and Beam services.

Commercial Fiber revenue
Commercial Fiber revenue increased approximately $2.0 million due to initiating service for new enterprise connections, $0.7 million non-recurring amortized revenue reduction in 2020 and $0.5 million in non-recurring dark fiber sales-type leases in 2021.

RLEC & Other revenue
RLEC & Other revenue decreased approximately $0.9 million, or 7.1%, compared with the nine months ended September 30, 2020 due primarily to a decline in residential DSL subscribers and lower governmental support. We expect RLEC revenue to continue to decline in future periods.

Cost of services
Cost of services increased approximately $7.7 million, or 12.5%, compared with the nine months ended September 30, 2020, primarily driven by expansion of our Glo Fiber and Beam networks. This included a $2.6 million increase in maintenance and installation expenses, a $2.3 million increase in compensation expense from increased staffing, a $1.5 million increase in video programming costs, and a $0.7 million increase in line costs from an increase off-network circuits.

Selling, general and administrative
Selling, general and administrative expense increased $6.5 million, or 22.3%, compared with the nine months ended September 30, 2020, driven by a $2.4 million increase in software and professional fees, $1.3 million increase in advertising and telemarketing fees, $1.0 million of one-time costs for severance and expenses related to the sale of Wireless, a $0.9 million increase in commissions expense from higher sales volume arising from our Glo Fiber and Beam services, and $0.4 million increase in compensation expense from higher staffing to support our Glo Fiber and Beam services.

Restructuring expense
Earlier in the year, we implemented a workforce reduction program that impacted certain broadband employees and as a result we incurred $0.2 million of severance expenses.

Depreciation and amortization
Depreciation and amortization increased $5.3 million or 17.4%, compared with the nine months ended September 30, 2020, primarily as a result of our network expansion of Glo Fiber and Beam networks.

Tower

Our Tower segment owns cell towers and leases colocation space on the towers to wireless communications providers. Substantially all of our owned towers are built on ground that we lease from the respective landlords.

The following table indicates selected operating statistics of the Tower segment:

	September 30, 2021	September 30, 2020
Macro tower sites	223	222
Tenants (1)	470	414
Average tenants per tower	2.0	1.8
_______________________________________________________
(1)Includes 34 and 208 tenants for our Wireless operations, (reported as a discontinued operation), and Broadband operations, as of September 30, 2021 and 2020, respectively.

Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020

	Three Months Ended September 30,				Change
($ in thousands)	2021	% of Revenue	2020	% of Revenue	$	%
Tower revenue	$4,449	100.0	$4,501	100.0%	(52)	(1.2)
Tower operating expenses	2,286	51.4	2,080	46.2	206	9.9
Tower operating income	$2,163	48.6	$2,421	53.8	(258)	(10.7)

Revenue
Revenue was consistent with the prior year period.

Operating expenses
Operating expenses were consistent with the prior year period.

Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020

Tower results from operations are summarized as follows:

	Nine Months Ended September 30,				Change
($ in thousands)	2021	% of Revenue	2020	% of Revenue	$	%
Tower revenue	$13,728	100.0	$12,490	100.0%	1,238	9.9
Tower operating expenses	6,354	46.3	6,046	48.4	308	5.1
Tower operating income	$7,374	53.7	$6,444	51.6	930	14.4

Revenue
Revenue increased approximately $1.2 million, or 9.9%, during the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020, primarily due to a 13.5% increase in tenants.

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

Sources and Uses of Cash: Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, and proceeds available under our Credit Agreement.

As of September 30, 2021 our cash and cash equivalents totaled $532.5 million and the availability under our delayed draw term loans and revolving line of credit was $400.0 million, for total available liquidity of $932.5 million.

Operating activities from continuing operations generated approximately $31.6 million during the nine months ended September 30, 2021, representing a decrease of $13.2 million compared with 2020, driven by changes in working capital.

Operating activities from discontinued operations generated $121.1 million during the nine months ended September 30, 2021, as compared to $182.5 million during the nine months ended September 30, 2020 due to six months of operations in 2021 as compared to nine months of operation in 2020.

Net cash used in investing activities for continuing operations increased $20.0 million during the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, primarily due to $36.1 million increase in capital expenditures due primarily to higher spending in the Broadband segment to enable our Glo Fiber and Beam market expansions, partially offset by a $16.1 million decline in spectrum purchases.

Proceeds received from the July 1, 2021, disposition of our Wireless asset and operations or, net cash provided by investing activities for discontinued operations, were $1.9 billion.

Net cash used in financing activities increased approximately $1.6 billion due to the dividend distributions of $0.9 billion for continuing operations, and repayment of approximately $0.7 billion of debt for discontinued operations, during the nine months ended September 30, 2021.

Indebtedness: On July 1, 2021, we entered into a Credit Agreement (the “Credit Agreement”) with various financial institutions party thereto. The Credit Agreement provides for the following three credit facilities (collectively, the “Facilities”), in an aggregate amount equal to $400 million: (i) a $100 million five-year revolving credit facility (the “Revolver”), (ii) a $150 million five-year delayed draw amortizing term loan (the “Term Loan A-1”) and (iii) a $150 million seven-year delayed draw amortizing term loan (the “Term Loan A-2” and, together with the Term Loan A-1, the “Term Loans”). The Credit Agreement includes a provision under which the Company may request that additional term loans be made to it in an amount not to exceed the sum of (1) the greater of (a) $75 million and (b) 100% of Consolidated EBITDA (as defined in the Credit Agreement), calculated on a pro forma basis in accordance with the Credit Agreement, plus (2) an additional unlimited amount subject to a maximum Total Net Leverage Ratio (as defined in the Credit Agreement) of 4.00:1.00, calculated on a pro forma basis in accordance with the Credit Agreement, subject to the receipt of commitments from one or more lenders for any such additional term loans and other customary conditions.

The availability of the Facilities to the Company is subject to the satisfaction or waiver of certain customary conditions set forth in the Credit Agreement. The Company may use the proceeds from the Revolver and the Term Loans to finance capital expenditures, provide working capital, and for other general corporate purposes, including but not limited to, funding any underfunded amounts of the Ntelos pension plan to enable its termination, of the Company and its subsidiaries. If drawn on, the Term Loans are required to be repaid in quarterly principal installments commencing on September 30, 2023, with the unpaid balance of the Term Loans due at maturity, as set forth in the Credit Agreement.

We have not made any borrowing under the Credit Agreement as of this date. We do not expect to draw upon any portion of the Credit Agreement until the first quarter of 2022.

Disposition of Wireless: The after-tax proceeds from the July 1, 2021, sale of our Wireless assets and operations for gross proceeds of approximately $1.94 billion will be approximately $1.5 billion. We currently expect to pay approximately

$428 million in income tax payments on the transaction in December 2021. The transaction was accounted for as an asset sale for income tax purposes. Cash proceeds from the sale were required to be used to immediately repay our outstanding indebtedness. Principal payments on our debt were therefore presented as cash used to finance our discontinued operations. The Company used a portion of the after-tax proceeds from the sale of our Wireless assets and operations to, among other things:
•Repay and terminate approximately $684 million of outstanding term loans under our Prior Credit Agreement, and associated interest rate swap liabilities, concurrent with the closing of the disposition;
•Issue a special dividend of $18.75 per share to Company shareholders, or approximately $937 million in the aggregate (the "Special Dividend").

We expect our cash on hand, cash flow from continuing operations, and availability of funds from our Credit Agreement, will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to raise additional financing to support the Company's planned capital expenditures.

We expect our capital expenditures to exceed the cash flow provided from continuing operations through 2025, as we shift our focus to expand our Glo Fiber broadband services to our newly targeted markets covering over 450,000 homes passed.

The actual amount and timing of our future capital requirements may differ materially from our estimate depending on the demand for our products and services, new market developments and expansion opportunities.

Our cash flows from continuing operations could be adversely affected by events outside our control, including, without limitation, changes in overall economic conditions, regulatory requirements, changes in technologies, changes in competition, demand for our products and services, availability of labor resources and capital, natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as COVID-19, and other conditions. Our ability to attract and maintain a sufficient customer base, particularly in our Broadband markets, is critical to our ability to maintain a positive cash flow from operations. The foregoing events individually or collectively could affect our results.

Critical Accounting Policies

There have been no material changes to the critical accounting policies as previously disclosed in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The outstanding term loans under the Prior Credit Agreement, and associated interest rate swap liabilities, were repaid and terminated on July 1, 2021. We have not drawn on the Credit Agreement as of September 30, 2021. As a result, our exposure to significant risks concerning fluctuating variable interest rates has been mitigated.

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
As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, we identified material weaknesses in internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As remediation has not yet been completed, our President and Chief Executive Officer our Senior Vice President - Finance, and Chief Financial Officer and our Vice President and Chief Accounting Officer have concluded that our disclosure controls and procedures continued to be ineffective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2021, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of September 30, 2021, the Company has not identified any needed updates to the risk factors included in our most recent Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

In conjunction with the vesting of shares or exercise of stock options, the grantees may surrender awards necessary to cover the statutory tax withholding requirements and any amounts required to cover stock option strike prices associated with the transaction. The following table provides information about shares surrendered during the second quarter ended September 30, 2021, to settle employee tax withholding obligations related to the vesting of stock awards.

($ in thousands, except per share amounts)	Number of Shares Surrendered	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value that May Yet be Purchased under the Plans or Programs
July 1 to July 31	914	$55.01	—	—
August 1 to August 31	—	—	479,305	—
September 1 to September 30	—	—	—	—
Total	914		479,305

Dividend Reinvestment Plan

The Company maintains a dividend reinvestment plan (the “DRIP”) for the benefit of its shareholders. Shares repurchased by the Company pursuant to the DRIP were obtained in open market transactions and were provided to the DRIP participants in connection with the Special Dividend. In the quarter ended September 30, 2021, we purchased 497,305 shares in open market transactions to reinvest dividends for DRIP participants in relation to the Special Dividend.

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
F-31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENANDOAH TELECOMMUNICATIONS COMPANY

/s/James J. Volk
James J. Volk
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: October 28, 2021

F-32