Form 10-K
period 2021-12-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2022-02-28
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to __________
Commission File No.: 000-09881
SHENANDOAH TELECOMMUNICATIONS COMPANY
(Exact name of registrant as specified in its charter)

Virginia	54-1162807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Shentel Way, Edinburg, Virginia    22824
(Address of principal executive offices)  (Zip Code)

(540) 984-4141  (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock (No Par Value)	SHEN	NASDAQ Global Select Market	50,048,651
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)	(The number of shares of the registrant's common stock outstanding on February 23, 2022)

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2021 based on the closing price of such stock on the Nasdaq Global Select Market on such date was approximately $1.7 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Auditor Name:	KPMG LLP	Auditor Location:	McLean, Virginia	Auditor Firm ID:	185

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
•the impact of competition from other market participants, including but not limited to fiber to the home providers, incumbent telephone companies, direct broadcast satellite ("DBS") operators, wireless broadband and telephone providers, digital subscriber line (“DSL”) providers, incumbent cable providers, video provided over the Internet by (i) market participants that have not historically competed in the multichannel video business, (ii) traditional multichannel video distributors, and (iii) content providers that have historically licensed cable networks to multichannel video distributors, and providers of advertising over the Internet;
•the ability to acquire fiber optic cable, consumer premise equipment, and other materials and equipment in a timely manner needed to expand our network and customer base and maintain our current operations;
•the availability of cash on hand and access to capital to fund the growth of capital expenditures needed to execute our business plan,
•natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as COVID-19;
•general business conditions, inflation, economic uncertainty or downturn, unemployment levels and the level of activity in the housing sector;
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

ITEM 1.BUSINESS

Our Company

Shenandoah Telecommunications Company (“Shentel”, “we”, “our”, “us”, or the “Company”), provides broadband services through its high speed, state-of-the-art cable, fiber-optic and fixed wireless networks to customers in the Mid-Atlantic United States. The Company's services include: broadband internet, video, and voice; fiber-optic Ethernet, wavelength and leasing; and tower colocation leasing. The Company owns an extensive regional network with over 7,400 route miles of fiber and over 220 macro cellular towers. For more information, please visit www.shentel.com.

Description of Business

Broadband Reporting Segment

Our Broadband segment provides broadband internet, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, and Kentucky, via fiber optic services under the brand name of Glo Fiber, hybrid fiber coaxial cable under the brand name of Shentel, and fixed wireless network services under the brand name of Beam. The Broadband segment also leases dark fiber and provides Ethernet and wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. The Broadband segment also provides voice and DSL telephone services to customers in Virginia’s Shenandoah County and portions of adjacent counties as a Rural Local Exchange Carrier (“RLEC”). These integrated networks are connected by an approximately 7,400 fiber route mile network. The Broadband segment served 203,655 Revenue Generating Units ("RGUs") at December 31, 2021, representing an increase of 8.2%, from December 31, 2020.

Tower Reporting Segment

Our Tower segment owns over 220 macro cell towers and leases colocation space on the towers to wireless communications providers. Substantially all of our owned towers are built on ground that we lease from the respective landlords.

Competition

Broadband competition
As the incumbent cable provider passing over 211,000 homes, we primarily compete directly against the incumbent local telephone companies such as Lumen Technologies, Inc. (CenturyLink, Inc.), Frontier Communications Corp. and Verizon, who are generally provisioning broadband services over hybrid fiber and copper-based networks, and indirectly from wireless substitution as the bandwidth speeds from wireless providers have increased with network upgrades to 4th and 5th generation technology. Our Fiber to the Home (“Glo Fiber”) service passes over 75,000 homes and is competing against the incumbent local telephone company such as Verizon with hybrid fiber and copper-based networks and the incumbent cable company such as Comcast utilizing hybrid fiber coaxial networks. Our recently launched fixed wireless broadband service (“Beam”) passes over 28,000 homes and is competing against satellite providers, other fixed wireless providers, mobile wireless service providers and in certain cases the incumbent local telephone company with hybrid fiber and copper-based network.

Competition is also intense and growing in the market for video services. Incumbent cable television companies, which have historically provided video service, face competition from direct broadcast satellite providers such as Dish and DirecTV and on-line video services, such as Netflix, YouTube TV, Hulu, Disney and Amazon. Our ability to compete effectively with our competitors in video will depend, in part, on price, content cost and variety and the convenience of our service offerings.

A continuing trend toward consolidation, mergers, acquisitions and strategic alliances in the telecommunications industry could also increase the level of competition we face by further strengthening of our competitors.

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

Regulation of Broadband Internet and Cable Video Services

We provide broadband internet, cable and fiber services to residential and business customers in franchise areas covering portions of Virginia, West Virginia, western Maryland, central Pennsylvania and eastern Kentucky.

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

In 2017, the FCC adopted an order repudiating its treatment of broadband as a telecommunications service, reclassifying broadband as an information service, and eliminating the 2015 rules other than the transparency requirement, which it eased in significant ways. The FCC also ruled that state regulators may not impose obligations similar to federal obligations that the FCC removed. In 2019, the U.S. Court of Appeals for the District of Columbia upheld the information service reclassification, but vacated the FCC’s blanket prohibition of state utility regulation of broadband services. The court left open the possibility that individual state laws could still be deemed preempted on a case-by-case basis if it is shown that they conflict with federal law. In October 2020 the FCC, responding to the court’s remand order, issued a further decision clarifying certain aspects of its earlier order. In this decision the FCC re-classified broadband internet access service as an unregulated information service, thus eliminating all federal regulatory "network neutrality" obligations beyond requiring broadband providers to accurately disclose network management practices, performance, and commercial terms of service. These issues may be revisited by the FCC in the current administration. At the same time, several states (including California, but not anywhere we operate) have adopted state obligations replacing the Internet access (“net neutrality” type) obligations that the FCC removed, and we expect that additional states will consider the imposition of new regulations on Internet services like those that we offer. For example, New York adopted legislation that would have required Internet service providers to offer a discounted Internet service to qualifying low-income consumers, but a federal district judge enjoined enforcement as likely to be deemed rate regulation of Internet service that would be preempted by federal law. Other state laws and regulations may be adopted in the future, but will likely be subject to legal challenges. California’s legislation has been challenged in court. We cannot predict how any such state legislation and court challenges will be resolved. Various governmental jurisdictions are also considering additional regulations in these and other areas, such as privacy, pricing, service and product quality, imposition of local franchise fees on Internet-related revenue and taxation. The adoption of new Internet regulations or the adaptation of existing laws to the Internet, including potential liability for the infringing activities of Internet subscribers, could adversely affect our business.

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

Federal and state governments have launched numerous programs to provide subsidies for the construction of high-speed broadband facilities to unserved homes that do not have access to broadband service of 25 Mbps for downloads and 3 Mbps for uploads. The largest of these is the recently enacted $42.5 billion appropriation in the Infrastructure Investment and Jobs Act for broadband construction and adoption programs that prioritize currently unserved areas. In addition, funding from the recently adopted American Rescue Plan Act, the Coronavirus Aid, Relief, and Economic Security Act, and the FCC’s Rural Digital Opportunities Fund, and state programs such as the Virginia Telecommunications Initiative (VATI) and West Virginia Broadband Development Fund are likely to subsidize broadband construction to unserved homes.

On January 30, 2020, the FCC adopted an order approving the Rural Digital Opportunity Fund (RDOF) to disburse $20.4 billion over the course of ten years to subsidize the deployment of networks for the provision of high-speed broadband internet access and voice services in unserved areas via a reverse auction, some of which may be directed to competitive providers in some of the states in which we operate. We prevailed as a winning bidder in the first RDOF auction of approximately $5.9 million in Virginia and West Virginia to provide broadband and voice service to unserved areas. Final award of that support is subject to further FCC review of the Company’s long-form application and supporting materials. In addition, our ability to receive this support is dependent upon satisfying network build out, service delivery and other obligations under FCC regulations. Following release of the auction award winners, the FCC asked some companies to reconsider whether the areas they targeted for deployment were in fact unserved. We have considered that question in certain areas where the company won RDOF funding and have filed a request with the FCC seeking relief from the obligations to build networks in certain areas that will soon be, or already are, served by other providers. We may be subject to penalties or other adverse action if the FCC does not grant the requested relief.

In 2021, Congress passed the America Rescue Plan Act that provided $1.0 billion in funding to the states in which we operate for broadband infrastructure expansion. In November 2021, Congress passed the Infrastructure Investment and Jobs Act that will provide an additional $42.5 billion to states to fund broadband construction and adoption programs that prioritize the expansion of high-speed broadband to unserved markets across the country. With the influx of government grants now available to subsidize broadband fiber to the home (FTTH) construction, we decided to cease our expansion of our Beam fixed wireless network as it is not designed to compete against the faster broadband services offered by fiber networks. Competitors that are awarded funds to serve unserved areas near our network may by necessity or choice build new facilities that pass through our existing service territories, which could result in increased competition for our broadband service offerings. Federal Treasury guidance on utilizing funds will be based on a broadband definition of 100 mbps download and 20 mbps upload speeds. These speeds could limit the efficiency of utilizing some types of broadband services like fixed wireless. These definitions and the competitive bidding for build out to underserved markets by other internet service providers could put at risk our current fixed wireless deployments, including the plans to build out our RDOF awarded bids.

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

Pricing and Packaging. Our cable services are no longer subject to rate regulation and our Internet services have never been rate-regulated. In December 2020 these services became subject to a federal law requiring itemization of certain charges in notices and invoices to customers, and we must also comply with generally-applicable marketing and advertising requirements. Congress and the FCC from time to time have considered imposing new pricing, packaging and consumer protection restrictions on cable operators. We cannot predict whether or when any such new marketing restrictions may be imposed on us or what effect they would have on our ability to provide cable service.

Must-Carry/Retransmission Consent. Local broadcast television stations can require a cable operator to carry their signals pursuant to federal “must-carry” requirements. Alternatively, local television stations may require that a cable operator obtain “retransmission consent” for carriage of the station’s signal, which can enable a popular local television station to obtain concessions from the cable operator for the right to carry the station’s signal. Although some local television stations today are carried by cable operators under the must-carry obligation, popular broadcast network affiliated stations, such as ABC, CBS, FOX, CW and NBC, typically are carried pursuant to retransmission consent agreements. The retransmission consent costs charged by broadcast networks affiliate stations have increased dramatically over the past decade. We cannot predict the extent to which such retransmission consent costs may increase in the future or the effect such cost increases may have on our ability to provide cable service.

Copyright Fees. Cable operators pay compulsory copyright fees, in addition to possible retransmission consent fees, to retransmit broadcast programming. Although the cable compulsory copyright license has been in place for more than 45 years, there have been legislative and regulatory proposals to modify or even replace the compulsory license with privately negotiated licenses. We cannot predict whether such proposals will be enacted and how they might affect our business.

Programming Costs. Non-broadcast channels (including satellite-delivered cable programming, such as ESPN, HBO and the Discovery Channel) are not subject to must-carry/retransmission consent regulations or a compulsory copyright license. The Company negotiates directly or through the National Cable Television Cooperative (“NCTC”) with these cable programmers for the right to carry their programming. The cost of acquiring the right to carry cable programming can increase as programmers demand rate increases.

Franchise Matters. Cable and FTTH operators generally must apply for and obtain non-exclusive franchises from local or state franchising authorities before providing video and data services. The terms and conditions of franchises vary among jurisdictions, but franchises generally last for a fixed term and are subject to renewal, require the cable operator to collect a franchise fee of as much as 5% of the cable operator’s gross revenue from video services, and contain certain service quality and customer service obligations. We believe that our ability to obtain franchise or our franchise renewal prospects are generally favorable but cannot guarantee the initial franchise award or future renewal of any individual franchise. A significant number of states today have processes in place for obtaining state-wide franchises, and legislation and regulation have been introduced from time to time in Congress, the FCC, and in various states, including those in which we provide some form of video or data service, that would modify franchising processes, potentially lowering barriers to entry and increasing competition in the marketplace for video services. The states in which we currently operate largely leave franchising responsibility in the hands of local municipalities and counties, but they govern the local government entities’ award of such franchises and their conduct of franchise negotiations. We cannot predict the extent to which these rules and other developments will accelerate the pace of new entry into the video or data market or the effect, if any, they may have on our FTTH and cable operations.

Federal law imposes a 5% cap on franchise fees. In 2019, the FCC clarified that the value of in-kind contribution requirements set forth in cable franchises (such as channel capacity set aside for public, educational and governmental (PEG) use or free cable service to public buildings) is subject to the statutory cap on franchise fees, and it reaffirmed that state and local authorities are barred from imposing franchise fees on cable systems providing non-cable services such as Internet services. Those rules were upheld by a federal court in 2021 but the court limited the amount of the in-kind franchise fee contribution credit to the operator’s marginal costs rather than its market valuation.

Pole Attachments. The Communications Act requires investor-owned ("IO") utilities and telecommunications carriers to provide cable systems with access to poles and conduits and simultaneously subjects the rates, terms and conditions of access to either federal or state regulation. The FCC rules do not directly affect pole attachment rates in states that self-regulate (rather than allow the FCC to regulate) pole rates, but many of those states have substantially the same rate for cable and telecommunications attachments. Kentucky, Pennsylvania and West Virginia, three states in which we operate, self-regulate IO pole attachments but do so in using essentially the same rate formula and other pole attachment rules as the FCC. The FCC pole attachment rules also do not govern government or cooperatively owned utilities. States, however, are free to regulate such utilities and some do. Of the states in which Shentel operates, Virginia and Kentucky currently regulate cooperatively owned pole attachments. In 2018, the FCC interpreted another federal law governing state and local regulation of public rights of way to impose cost-based limitations on what government entities may charge for pole attachments. This interpretation was upheld against challenge by the United States Court of Appeals for the Ninth Circuit.

In 2018, the FCC adopted rules to permit a "one-touch" make-ready process for poles subject to its jurisdiction. The "one touch" make-ready rules allow new attachers to alter certain components of existing attachments for "simple make-ready" (i.e. where the alteration of existing attachments does not involve a reasonable expectation of a service outage, splicing, pole replacement or relocation of a wireless attachment). The rules are intended to promote broadband deployment and competition by facilitating competing communications providers' service deployment. Certain aspects of the rules are still pending reconsideration at the FCC. Other aspects were upheld against challenge by the United States Court of Appeals for the Ninth Circuit. Although Kentucky, West Virginia and Pennsylvania self-regulate, each of these states have adopted the FCC’s “one touch” make-ready rules.

Privacy. The Company is subject to various federal and state laws intended to protect the privacy of end-users who subscribe to the Company’s services. For example, the Communications Act of 1934, as amended (the “Communications Act”), limits our ability to collect, use, and disclose customers’ personally identifiable information for our cable television/video, voice, and Internet services. We are subject to additional federal, state, and local laws and regulations that impose additional restrictions on the collection, use and disclosure of consumer information. Further, the FCC, the Federal Trade Commission (“FTC”), and many states regulate and restrict the marketing practices of communications service providers, including telemarketing and sending unsolicited commercial emails. The FCC also has regulations that place restrictions on the permissible uses that we can make of customer-specific information, known as Customer Proprietary Network Information (“CPNI”), received from telecommunications service subscribers, and that govern procedures for release of such information in order to prevent identity theft schemes. Other laws impose criminal and other penalties for the violation of certain CPNI requirements and related privacy protections. The FCC or other regulators may expand these duties. For example, the FCC is currently considering a proposal to expand the CPNI breach reporting obligations for VoIP and telecommunications providers.

As a result of the FCC’s December 2017 decision to reclassify broadband Internet access service as an “information service,” the FTC has the authority to enforce against unfair or deceptive acts and practices, to protect the privacy of Internet service customers, including our use and disclosure of certain customer information.

Many states and local authorities have considered legislative or other actions that would impose additional restrictions on our ability to collect, use and disclose certain information. California’s Consumer Privacy Act (CCPA) and associated regulations, which became effective in 2020, and the California Privacy Rights Act, which amended the CCPA and comes into effect in January 2023, under certain circumstances regulate the collection, use, retention, sale and disclosure of the personal information of California consumers, grants California consumers certain rights to, among other things, access, correct and delete data about them in certain circumstances, and authorizes enforcement actions by the California Attorney General, the new California Privacy Protection Agency, and certain limited private class actions. Compliance with the CCPA may increase the cost of providing our services to customers who may be residents in California and increase our litigation exposure. In 2020 the Virginia State government enacted a new consumer privacy law. Firms are expected to come into compliance by January 2023. The Virginia privacy law imposes requirements on companies, like Shentel, regarding the handling of consumer data, including a requirement to conduct data protection impact assessments; obtain opt-in consent from consumers to use sensitive personal information; and allow consumers to access, delete, correct, and port their data, among other things. We will be working through 2022 to bring operations in compliance with the new Virginia law. In 2021, Colorado enacted the Colorado Privacy Act, modeled largely after its predecessor in Virginia and in part after the CCPA , which will go into effect on July 1, 2023. We expect continued federal and other state efforts to regulate online privacy, data security and cybersecurity to continue in 2022. We cannot predict whether any of these efforts will be successful, or how new legislation and regulations, if any, would affect our business. These efforts have the potential to create a patchwork of differing and/or conflicting state and/or federal regulations, and to increase the cost of providing our services.

In addition, restrictions exist, and new restrictions are considered from time to time by Congress, federal agencies and states, on the extent to which customers may receive unsolicited telemarketing calls, text messages, junk e-mail or spam. Congress, federal agencies and certain states also are considering, and may in the future consider imposing, additional requirements on entities that possess consumer information to protect the privacy of consumers. The Company is required to file an annual certification of compliance with the FCC’s CPNI rules. Complying with these requirements may impose costs on the Company or compel the Company to alter the way it provides or promotes its services.

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

Further regulatory changes are being considered that could impact our VoIP service. The FCC and state regulatory authorities have considered, for example, whether certain common carrier regulations traditionally applied to incumbent local exchange carriers (including RLECs) should be modified or reduced, and the extent to which common carrier requirements should be extended to VoIP providers. The FCC has required VoIP providers to comply with several regulations that apply to other telephone services, including 911 emergency services, the Communications Assistance for Law Enforcement Act ("CALEA"), Universal Service Fund ("USF") contribution, customer privacy and CPNI issues, number portability, network outage, rural call completion, disability access, battery backup, robocall mitigation, regulatory fees, and discontinuance of service. We cannot predict whether the FCC will impose additional obligations on our VoIP services in the future.

Our VoIP telephone services are also subject to certain state and local regulatory fees such as E911 fees and contributions to state universal service funds. Although we believe that VoIP telephone services should otherwise be governed only by federal regulation, some states have attempted to subject cable VoIP services to state level regulation. In March 2007, a federal appeals court affirmed the FCC’s decision concerning federal regulation of certain VoIP services, but declined to specifically find that VoIP service provided by cable companies, such as we provide, should be regulated only at the federal level. As a result, certain states, including West Virginia, began proceedings to subject cable VoIP services to state-level regulation. Although the West Virginia proceeding concluded without any new state-level regulation, it is difficult to predict whether it, or other state regulators, will continue to attempt to regulate our VoIP service. Some other state attempts to regulate VoIP have been blocked by federal courts on the basis of the FCC’s preemption of certain state regulations or on the basis that VoIP services are information services, but as with Internet services, there is uncertainty as to the extent to which courts will preempt state regulation in the future.

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

Other Issues. Our ability to provide video service may be affected by a wide range of additional regulatory and related issues, including FCC regulations pertaining to licensing of systems and facilities, set-top boxes, equipment compatibility, program exclusivity blackouts, commercial leased access of video channels by unaffiliated third parties, advertising, maintenance of online public files, accessibility to persons with disabilities, emergency alerts, equal employment opportunity, privacy, consumer protection, and technical standards. Further, the FCC recently adopted a plan to reallocate for other purposes certain spectrum currently used by satellite providers to deliver video programming to individual cable systems, which could be disruptive to the satellite video delivery platform we rely upon to provide our video services. We cannot predict the nature and pace of these and other developments or the effect they may have on our operations.

Regulation of Shenandoah Telephone Company ("Shenandoah Telephone")

State Regulation. Shenandoah Telephone Company is a rural incumbent local exchange carrier (“RLEC”) serving Shenandoah County, Virginia and portions of Rockingham and Augusta County Virginia. Shenandoah Telephone’s rates for local exchange service, intrastate toll service, and intrastate access charges are subject to the approval of the Virginia State Corporation Commission, ("VSCC"). The VSCC also establishes and oversees implementation of certain provisions of the federal and state telecommunications laws, including interconnection requirements, promotion of competition, and consumer protection standards. The VSCC also regulates rates, service areas, service standards, accounting methods, affiliated transactions and certain other financial transactions. Pursuant to the FCC’s October 27, 2011 order adopting comprehensive reforms to the federal intercarrier compensation and universal service policies and rules (as discussed above and further below), the FCC preempted state regulatory commissions’ jurisdiction over all terminating access charges, including intrastate terminating access charges, which historically have been within the states’ jurisdiction. However, the FCC vested in the states the obligation to monitor the tariffing of intrastate rate reductions for a transition period, to oversee interconnection negotiations and arbitrations, and to determine the network edge, subject to FCC guidance, for purposes of the new “bill-and-keep” framework. A federal appeals court has affirmed the decision. The outcome of those further challenges could modify or delay the effectiveness of the FCC’s rule changes. In 2017 the FCC initiated a further proceeding to consider whether additional changes to interconnection obligations are needed, including how and where companies interconnect their networks with the networks of other providers. Although we are unable to predict the ultimate effect that the FCC’s order will have on the state regulatory landscape or our operations, the rules may decrease or eliminate revenue sources or otherwise limit our ability to recover the full value of our network assets.

Interconnection. Federal law and FCC regulations impose certain obligations on incumbent local exchange carriers (including RLECs) to interconnect their networks with other telecommunications providers (either directly or indirectly) and to enter into interconnection agreements with certain types of telecommunications providers. Interconnection agreements typically are negotiated on a statewide basis and are subject to state approval. If an agreement cannot be reached, parties to interconnection negotiations can submit unresolved issues to federal or state regulators for arbitration. Disputes regarding intercarrier compensation can be brought in a number of forums (depending on the nature and jurisdiction of the dispute) including state public utility commissions ("PUCs"), the FCC, and the courts. The Company is working to resolve routine interconnection and intercarrier compensation-related disputes concerning the volume of traffic exchanged between the Company and third parties, appropriate access rates, and terms for the origination and termination of traffic on third-party networks.

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

The VSCC has jurisdiction over local telephone companies’ intrastate intercarrier compensation rates, and has indicated in the past that it might open a generic proceeding on the rates charged for intrastate access, although the scope and likelihood of such a proceeding is unclear in light of the FCC’s overhaul of the intercarrier compensation rules (discussed above), which affect states’ jurisdiction over intrastate access charges.

Universal Service Fund. Shenandoah Telephone receives disbursements from the federal USF. In October 2011, the FCC adopted comprehensive changes to the universal service program. Some of the FCC’s reforms impact the rules that govern disbursements from the USF to RLECs such as Shenandoah Telephone, and to other providers. These rules have resulted in a substantial decrease in intercarrier compensation payments over a multi-year period. The Company is not able to predict if or when additional changes will be made to the USF, or whether and how such changes would affect the extent of our total federal universal service assessments, the amounts we receive, or our ability to recover costs associated with the USF.

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

In May 2021, the FCC introduced the temporary Emergency Broadband Benefit ("EBB") program to help qualifying disadvantaged households pay for Internet service. The EBB program provides a subsidy of up to $50 per month toward Internet service to the service provider for most eligible low-income households that elect the benefit and demonstrate their qualification. Congress extended this benefit indefinitely through the new Affordable Connectivity Program (ACP) that in 2022 is replacing EBB with a $30 subsidy for service provided to most of the same consumers. These programs are beneficial to participating service providers by increasing the number of customers who can afford and pay for Internet services. At the same time, participation entails some risk because subsidies will not be received if the customer switches to another provider or if the service provider does not fulfill all program requirements. Non-participation would make it more difficult to compete as effectively for business from low-income consumers. The FCC, USAC and other authorities have conducted, and in the future are expected to continue to conduct, more extensive audits of USF support recipients, as well as other heightened oversight activities. The impact of these activities on the Company, if any, is uncertain.

Other Regulatory Obligations. Shenandoah Telephone is subject to requirements relating to CPNI, CALEA implementation, interconnection, access to rights of way, number portability, number pooling, accessibility of telecommunications for those with disabilities, robocalls mitigation, and protection for consumer privacy.

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

Regulation of Our Other Services

Transfers, Assignments and Changes of Control of Spectrum Licenses. The FCC must give prior approval to the assignment of ownership or control of a spectrum license, as well as transfers involving substantial changes in such ownership or control. The FCC also requires licensees to maintain effective working control over their licenses.

Spectrum licenses are typically granted for ten-year terms. Our spectrum licenses for our service area are scheduled to expire on various dates. Spectrum licensees have an expectation of license renewal if they can satisfy three "safe harbor" certifications which, if made, will result in routine processing and grant of the license renewal application. Those certifications require the licensee to certify that it has satisfied any ongoing provision of service requirements applicable to the spectrum license, that it has not permanently discontinued operations (defined as 180 days continuously off the air), and that it has substantially complied with applicable rules and policies. If for some reason a licensee cannot meet these safe harbor requirements, it can file a detailed renewal showing based on the actual service provided by the station. We utilize spectrum, pursuant to licenses issued directly to us or leased from third-parties, to deliver our Beam Internet service over a fixed wireless network.

Construction and Operation of Tower Facilities. Wireless tower systems must comply with certain FCC and Federal Aviation Administration (“FAA”) regulations regarding the registration, siting, marking, lighting and construction of transmitter towers and antennas. The FCC also requires that aggregate radio frequency emissions from every site meet certain standards. These regulations affect site selection for new network build-outs and may increase the costs of improving our network. We cannot predict what impact the costs and delays from these regulations could have on our operations.

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

Tower Facilities Siting. States and localities are authorized to engage in forms of regulation, including zoning and land-use regulation, which may affect our ability to select and modify sites for wireless tower facilities. States and localities may not engage in forms of regulation that effectively prohibit the provision of wireless services, discriminate among functionally equivalent services or regulate the placement, construction or operation of wireless tower facilities on the basis of the environmental effects of radio frequency emissions. Courts and the FCC are routinely asked to review whether state and local zoning and land-use actions should be preempted by federal law, and the FCC also is routinely asked to consider other issues affecting wireless facilities siting in other proceedings. We cannot predict the outcome of these proceedings or the effect they may have on us.

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

Human Capital Management

As of December 31, 2021, the Company employed approximately 860 people in and around the Mid-Atlantic region of the United States, of which approximately 31% were female, and 23% of managerial employees were female.

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

Workplace Safety

The health and safety of our employees is our highest priority. Exceeding OSHA Regulations is the expectation for Shentel. We have achieved this level of success through our deliberate creation and management of both regional and corporate safety committees. Our commitment to safety has also allowed us to achieve a 2021 OSHA Incident Rate of approximately 0.6, compared to the national utilities industry benchmark of 2.2.

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

Employee Engagement

Our annual employee satisfaction survey captures critical indicators of employee engagement and provides an overall understanding of employee favorability. During 2021, we conducted our most recent enterprise-wide engagement survey, with the assistance of third party consultants, which focused on measuring engagement, inclusion, and overall employee satisfaction. We will continue to poll our employees and build action plans to address feedback shared by our team members.
Information About Our Executive Officers

The following table presents information about our executive officers who, other than Christopher E. French, are not members of our board of directors. Our executive officers serve at the pleasure of the Board of Directors.

Name	Title	Age	Date in Position
Christopher E. French	President and Chief Executive Officer	63	April 1988

Edward H. McKay	Executive Vice President and Chief Operating Officer	49	July 2021

James J. Volk	Senior Vice President and Chief Financial Officer	58	June 2019

Elaine M. Cheng	Senior Vice President and Chief Information Officer	49	March 2019

Heather K. Banks	Vice President and Chief Human Resources Officer	48	July 2019

Dennis A. Romps	Vice President and Chief Accounting Officer	54	July 2021

Richard W. Mason Jr.	Senior Vice President Engineering and Operations	48	July 2021

Derek C. Rieger	General Counsel, Vice President Legal and Corporate Secretary	41	February 2022

Mr. French is President and Chief Executive Officer for Shentel. He is responsible for the overall leadership and strategic direction of the Company. He has served as President since 1988, and has been a member and Chairman of the Board of Directors since 1996. Prior to appointment as President, Mr. French held a variety of positions with the Company, including Vice President Network Service and Executive Vice President. Mr. French holds a bachelor’s degree in electrical engineering and an MBA, both from the University of Virginia. He has held board and officer positions in both state and national telecommunication associations, including service as a director of the Organization for the Promotion and Advancement of Small Telecommunications Companies (OPASTCO) and was president and director of the Virginia Telecommunications Industry Association. Mr. French is currently a member of the Leadership Committee of the USTelecom Association.

Mr. McKay is Executive Vice President and Chief Operating Officer for Shentel. He has served in this role since July 2021 and is responsible for leading Shentel’s entire integrated broadband business, including the Shentel Cable, Glo Fiber and Beam brands, and the Company’s tower portfolio. He joined Shentel in 2004 and has more than 25 years of experience in the telecommunications industry. Prior to his current role, he served as Senior Vice President of Engineering & Operations. He played a key role in the growth and success of Shentel's former wireless business, led the expansion of the fiber-rich network supporting the Company’s cable and wireline business, and was responsible for delivering on Shentel’s broadband Fiber First growth strategy for Glo Fiber. Mr. McKay held the title of Senior Vice President - Wireline and Engineering from 2015 to 2018, with responsibility for managing the Company's commercial fiber and dual incumbent cable and RLEC businesses, network planning, engineering, construction and operations for Shentel's networks. Mr. McKay began his telecommunications industry career in 1996, including previous management positions at UUNET and Verizon. He is a graduate of the University of Virginia, where he earned master’s and bachelor’s degrees in Electrical Engineering. He represents the Company on the Board of ACA Connects and the Board of ValleyNet.

Mr. Volk is Senior Vice President and Chief Financial Officer. He joined Shentel in June 2019. He has more than 27 years of experience in the telecommunications industry, and has served in a variety of senior financial management roles with both large corporations and high growth, early stage telecommunication providers. He most recently served as Vice President, Finance and Investor Relations of Uniti Group Inc. Prior to joining Uniti, he served as CFO of multiple public and private telecommunication companies, including PEG Bandwidth, Hargray Communications and UbiquiTel Inc. He previously held senior finance positions with AT&T and Comcast. Mr.

Volk holds a Bachelor of Science Degree in Accounting from the University of Delaware and a Master of Business Administration from Villanova University.

Mrs. Cheng is Senior Vice President and Chief Information Officer for Shentel. She leads the Information Technology organization, Enterprise Project Management Office (EPMO), and Enterprise Risk Management program, and is responsible for our Customer Care and Tech Support functions. She joined the Company in March 2019 and has more than 20 years of experience in diverse business environments across all areas of Information Technology. Prior to joining Shentel, Mrs. Cheng served as Chief Information Officer and Managing Director of Global Strategic Design for CFA Institute in Charlottesville, Va. Prior to her time at CFA Institute, Mrs. Cheng held a number of different roles over 16 years with M&T Bank in Buffalo, NY, including Group Vice President, Technology Business Services, Vice President of Retail Operations and Assistant Vice President, Web Product Owner. She received her Bachelor of Arts degree from Vassar College and her Masters of Business Administration from the University of Rochester. Additionally, Mrs. Cheng is a founding board member of Charlottesville Women in Tech, a non-profit organization which encourages women to join and thrive in technology careers.

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

Mr. Romps is Vice President and Chief Accounting Officer for Shentel. He is responsible for all accounting, financial reporting, internal controls, SEC, Sarbanes-Oxley and income tax compliance. Mr. Romps joined the company in July 2021 and has 30 years of progressive accounting and finance experience including six years as Chief Accounting Officer of Continental Building Products, a publicly-traded building materials company, eight years with AT&T (formerly SBC Communications and Ameritech) and four years with Ernst & Young. Mr. Romps is a certified public accountant and earned a B.A. in Accounting from Michigan State University and MBA from the Kellogg Graduate School of Management at Northwestern University.

Mr. Mason is Senior Vice President Engineering and Operations at Shentel and is responsible for leading the Company's network strategy, engineering, construction and operations functions. He joined Shentel in May 2019 as Vice President and Head of Business Operations responsible for Enterprise Program Management, Performance Management and Process Excellence across all business segments. Prior to joining Shentel, Mr. Mason was Head of Install and Repair Operations at Google Fiber. Before that, he held a variety of leadership roles over his 20+ year career with Cincinnati Bell, culminating in Vice President of Field Operations. He received his Bachelor of Science degree in Electrical Engineering from Ohio University and has an MBA from Xavier University.

Mr. Rieger is Vice President – Legal, General Counsel & Corporate Secretary for Shentel. He joined Shentel in 2021 and is responsible for all legal and regulatory compliance matters for the Company. He also acts as Corporate Secretary to the Company’s Board of Directors. Mr. Rieger began his career in the contact center industry in 2007, and went on to gain experience in both the financial technology and software-as-a-service industries. Mr. Rieger has served as General Counsel for Conduit Global, Executive Vice President, Chief Legal Officer and Corporate Secretary for kgb, and Vice President of Global Corporate and Operational Compliance for Sykes Enterprises. Mr. Rieger received his Bachelor of Science in Business Administration from Villanova University and his Juris Doctor degree from Widener University.

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

Risks Related to Our Business

Intensifying competition may limit our ability to continue to grow our revenue.

The low interest rate environment and the increasing demand for faster residential internet bandwidth driven by working and learning from home since the outbreak of COVID-19 has increased the availability of capital to fund fiber-to-the-home (“FTTH”) overbuilds in areas historically served by incumbent cable and incumbent local telephone providers. If new FTTH competitors overbuild our incumbent cable service areas, some of our subscribers may select other providers’ offerings based on price, bandwidth speeds, capabilities or personal preferences. Most of our competitors possess greater resources, have greater brand recognition, have more extensive coverage areas, have access to spectrum or technologies not available to us, are able to offer bundled service offerings that we are not able to duplicate and offer more services than we do. If significant numbers of our subscribers elect to move to competing providers, or if market saturation limits the rate of new subscriber additions, we may not be able to continue to grow our revenue.

Prospective competitors of our Broadband segment may receive grants from federal or state universal service funds or other subsidies. Some of those potential competitors may receive support under the Connect America Fund, Rural Development Opportunity Fund, American Rescue Plant Act or Infrastructure Investment and Jobs Act to build broadband facilities to unserved homes that do not meet the minimum broadband speeds in some areas already served by our Beam fixed wireless and DSL networks and adjacent to our cable and FTTH footprint. As a result, new competitors may invest in cable and FTTH markets, increasing the number of competitors we face in our network area and in the areas we hope to expand our broadband network in the future.

Consumers are increasingly accessing video content from alternative sources, such as Internet-based “over the top” providers such as Netflix, YouTube TV, Amazon, Hulu, and related platforms. The influx of competitors in this area, together with the development of new technologies to support them, are resulting in significant changes in the video business models and regulatory provisions that have applied to the provision of video and other services. These developments have led to a loss of video subscribers due to "cord cutting" as customers adopt alternative sources and may lead to a decline in the demand, price and profitability of our cable and related video services.

Incumbent cable companies also face competition from direct broadcast satellite providers, and from large providers of wireline telecommunications services (such as Verizon, Lumen and AT&T), which have upgraded their networks in certain markets outside of our cable footprint to provide video services in addition to voice and broadband services and may offer bundled service offerings that we are not able to duplicate. Wireless providers are also entering the market for video services by making such services available on handsets and tablets. In some areas, direct broadcast satellite providers have partnered with large incumbent telecommunications service providers to offer triple-play services. If direct broadcast satellite providers and large wireline telecommunications service providers were to expand their upgraded networks into our cable and FTTH footprint, then Shentel would face increased competition within our existing footprint and potential decreases in revenue from existing sources.

The Company’s Commercial Fiber business faces intense competition from several local and national providers. Most of our competitors possess greater resources, have greater brand recognition, have more extensive coverage areas, have access to technologies not available to us, are able to offer bundled service offerings that we are not able to duplicate and offer more services than we do. If a significant numbers of our customers elect to move to competing providers, our Commercial Fiber revenues could be adversely affected.

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

Our future growth is primarily dependent upon our expansion strategy, which may or may not be successful.

We are strategically focused on driving growth by expanding our broadband network in order to provide service in communities that are near or adjacent to our network. This expansion strategy includes our FTTH broadband service, which we offer under the Glo Fiber brand. This brand is relatively new in the marketplace. This strategy requires considerable management resources and capital investment and it is uncertain whether and when it will contribute to positive free cash flow. As a result, we expect our capital expenditures to exceed the cash flow provided from continuing operations through 2025. Additionally, we must obtain pole attachment agreements, franchises, construction permits, and other regulatory approvals to commence operations in these communities. Delays in entering into pole attachment agreements, receiving the necessary franchises and construction permits, procuring needed contractors, materials or supplies, and conducting the construction itself could adversely impact our scheduled construction plans and, ultimately, our expansion strategy. Difficulty in obtaining necessary resources may also adversely affect our ability to expand into new markets as could our ability to adequately market a new brand to customers unfamiliar to us as we expand to markets where we do not currently operate. We may face resistance from competitors who are already in markets we wish to enter. If our expectations regarding our ability to attract customers in these communities are not met, or if the capital requirements to complete the network investment or the time required to attract our expected level of customers are incorrect, our financial performance may be negatively impacted.

We may incur significant churn from our largest customer who represents 8% of our revenues.

We lease space on our towers and provide backhaul and transport services to T-Mobile to support their wireless network in our markets. T-Mobile has announced plans to decommission parts of their recently acquired networks which could lead to a material loss of revenue being generated from our tower and broadband segments. We may not be able to replace the churn with new revenue from other carriers where our towers and fiber is located in a timely basis or at all.

Many of our competitors are larger than we are and possess greater resources than we do.

In some instances, we compete against companies with fewer regulatory burdens, greater personnel resources, greater resources for marketing, greater brand name recognition, and long-established relationships with regulatory authorities and customers. We have begun to realign our corporate expenses to reflect the sale of our Wireless assets and operations, and to scale for our planned Broadband growth. We anticipate that this initiative will take multiple years and will be enabled by certain of our information technology initiatives. If we are unable to sufficiently build the necessary infrastructure and internal support functions to scale and expand our network and customer base, our potential growth could be limited. We may not be able to successfully compete with competitors or be able to make the operational or financial investments necessary to successfully serve our targeted customer base. As a result, we could experience greater operating costs, our revenue could decline and we may lose existing customers and fail to attract new customers.

Alternative technologies, changes in the regulatory environment and current uncertainties in the marketplace may reduce future demand for existing telecommunication services and materially increase our capital expenditures.

The telecommunications industry is experiencing significant technological change, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances, industry changes and changes in the regulatory environment could cause the technology we use to become obsolete. We may not be able to respond to such changes and implement new technology on a timely basis or at an acceptable cost. Additionally, we may be required to select one developing or new technology over another and may not choose the technology that is ultimately determined to be the most economic, efficient or attractive to customers. We may also encounter difficulties in implementing new technologies, products and services and may encounter disruptions in service as a result. As a result, our financial performance may be negatively impacted.

Our distribution networks may be subject to weather-related events that may damage our networks and adversely impact our ability to deliver promised services or increase costs related to such events.

Our distribution networks may be subject to weather-related events that could damage our networks and impact service delivery. Some published reports predict that warming global temperatures will increase the frequency and severity of such weather-related events. Should such predictions be correct or if for other reasons there are more weather-related events, and should such events impact the East Coast region covered by our networks more frequently or more severely than in the past, our revenues and expenses could be materially adversely impacted.

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

The evaluation of business acquisition opportunities and the integration of any acquired businesses pose a number of significant risks, including the following:

•acquisitions may place significant strain on our management and financial and other resources by requiring us to expend a substantial amount of time and resources in the pursuit of acquisitions that we may not complete, or to devote significant attention to the various integration efforts of any newly acquired businesses, all of which will require the allocation of limited resources;
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

The Company has limited non-essential travel, in-person meetings and large employee meetings, while also implementing a work-from-home policy to encourage all employees whose job responsibilities permit remote working to do so. Continued restrictions on travel and limitations on interaction with customers may impact our sales and marketing activities, including our ability to secure new customers, to qualify and sell new products, or to grow sales with customers where or with whom we do not have a longer-standing supply relationship.

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
•increases in operating costs, inventory shortages and/or a decrease in productivity related to travel bans, employee illness or quarantine and social distancing efforts, which could include delays in our ability to install broadband services at customer locations or require our vendors and contractors to incur additional costs that may be passed on to us;
•a deterioration in our ability to operate in affected areas or delays in the supply of products or services to us from vendors that are needed for our efficient operations or growth objectives;
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
•a general reduction in business and economic activity may severely impact our customers and may cause them to be unable to pay for services provided; and
•the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption and/or impact the ability for us to manage and implement the planned build out and expansion of our network.

Shentel has implemented policies and procedures designed to mitigate the risk of adverse impacts of the COVID-19 pandemic, or a future pandemic, on the Company’s operations, but may incur additional costs to ensure continuity of business operations caused by progression of the COVID-19 pandemic, or other future pandemics, which could adversely affect its financial condition and results of operations. However, the extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and actions taken to contain COVID-19 or its impact. Additionally, to the extent the COVID-19 pandemic adversely affects our business, financial condition or results of operations, it may heighten other risks described in this "Risk Factors" section.

Disruptions of our information technology infrastructure or operations could harm our business.

A disruption of our information technology infrastructure or operations, or the infrastructure or operations of certain vendors who provide information technology services to us or our customers, could be caused by a natural disaster, energy or manufacturing failure, telecommunications system failure, ransomware attack, cybersecurity or terrorist attack, intrusion or incident, or defective or improperly installed new or upgraded business management systems. Although we make significant efforts to maintain the security and integrity of the Company's information technology infrastructure, there can be no assurance that our security efforts and disaster recovery measures will be effective or that attempted security breaches or catastrophic disruptions would not be successful or damaging, especially in light of the growing sophistication of cyber-attacks and intrusions sponsored by state or other interests. Portions of our information technology infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. In the event of any such disruption, we may be unable to conduct our business in the normal course. Moreover, our business involves the processing, storage and transmission of data, which would also be negatively affected by such an event. A disruption of our information technology infrastructure or operations could also cause us to lose customers and revenue, particularly during a period of heavy demand for our services. We also could incur significant expense in repairing system damage and taking other remedial measures.

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

As of December 31, 2021, we did not maintain an effective control environment attributable to certain identified material weaknesses. We describe these material weaknesses in Item 9A. Controls and Procedures in this Annual Report on Form 10-K. The identified control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and that our internal control over financial reporting was not effective as of December 31, 2021. We cannot provide any assurance that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future. The existence of these or other material weaknesses in our internal controls over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price.

Implementation of our new ERP system could disrupt business operations.

Our current ERP system will be replaced during 2022 as the system will no longer be supported by the software vendor after January 2023. Implementing a new ERP system is not only costly but complex and difficult. The implementation requires significant investments of time, money and resources and may result in the diversion of senior management’s attention from our ongoing operations. Furthermore, the implementation is expected to result in significant changes to many of our existing operational, financial and administrative business processes. The new ERP system will require us to implement new internal controls and to change our existing internal control framework and procedures during 2022. If unexpected delays, costs, technical problems or other significant issues arise in connection with the implementation, it could have a material negative impact on our operations, business, financial results and financial condition. There can be no assurance that we will successfully implement our new ERP system or that we will avoid these and other negative impacts from our implementation efforts.

If we do not further reduce corporate overhead costs following the sale of our Wireless segment, our earnings and margins will be lower than the larger peer broadband companies.

Our sales, general and administrative costs, including corporate overhead, are a higher percentage of revenue than larger broadband companies due to a lack of relative scale. If we cannot further reduce our corporate expenses, our earnings and margins will be lower than our peers which may affect the value of our stock price.

Our success depends on consistent supply of physical goods and services to build and sustain services to customers. Significant disruptions to the supply chain could adversely impact our growth and revenue projections.

The supply of critical physical supplies, such as modems, consumer Wi-Fi equipment, and fiber is important to our business operations. These materials form the core components needed to deliver both video and data services to our customers. We work to ensure we have a forward-looking supply of these items and redundancy of supply types and suppliers. However, global impacts to supply chains across all suppliers and manufacturers could result in significant supply issues. If supplies to these items became severely impacted, our plans to build out new networks could be adversely impacted. Additionally, the lack of certain equipment could limit our ability to service existing customers. Significant impact to physical equipment supply chains could materially and adversely affect our business, including reduced revenues, loss of customers and limitations on future growth. Additionally, at times we choose to leverage third-party suppliers to help us deliver services to customers because of efficiency reasons or because third-parties provide a service we cannot replicate easily. Should those third-party suppliers be impacted by either materials, equipment or resources, their inability to provide services to us could also negatively impact our ability to deliver network services or build out future network.

Our success largely depends on our ability to retain and recruit key personnel, and any failure to do so could adversely affect our ability to manage our business.

Our historical operational and financial results have depended, and our future results will depend, upon the retention and continued performance of our management team, as well as the attraction and retention of relevant key roles across our organization. The competition for talent for key roles in our industry, including our executive officers and key personnel to support our engineering, sales, service delivery, information technology, finance and accounting functions, is highly competitive and could adversely impact our ability to retain and hire new employees and contractors. The loss of the services of key members of executive management or other employees or contractors in critical roles, and the inability or delay in hiring new key employees and contractors could materially and adversely affect our ability to manage and expand our business and our future operational and financial results. Moreover, an inability to retain sufficient qualified personnel throughout our organization or to attract new personnel as we grow our business could adversely affect our ability to remediate the material weaknesses over financial reporting and thereafter maintain an effective system of internal controls and our ability to produce reliable financial reports, which could materially and adversely affect our financial results, financial condition and our stock price.

We could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm and other serious negative consequences if we sustain cyber-attacks or other data security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us or our customers or other third parties.

We utilize our information technology infrastructure to manage and store various proprietary information and sensitive or confidential data relating to our operations. We routinely process, store and transmit large amounts of data for our customers, including sensitive and personally identifiable information. We depend on our information technology infrastructure to conduct business operations and provide customer services. We may be subject to data breaches and disruptions of the information technology systems we use for these purposes. Our industry has witnessed an increase in the frequency, intensity and sophistication of cybersecurity incidents caused by hackers and other malicious actors such as foreign governments, criminals, hacktivists, terrorists and insider threats. Hackers and other malicious actors may be able to penetrate our network security and misappropriate or compromise our confidential, sensitive, personal or proprietary information, or that of third parties, and engage in the unauthorized use or dissemination of such information. They may be able to create system disruptions, or cause shutdowns. Hackers and other malicious actors may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our systems. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs,” cybersecurity vulnerabilities and other problems that could unexpectedly interfere with the operation or security of our systems.

Like many other companies, we increasingly leverage third-party SaaS solutions and external service providers to help us deliver services to our customers. In the delivery of these services, we are dependent on the security infrastructure of those third-party providers. These providers are also vulnerable to the myriad of cyber-attacks possible in today’s environment. In the case where a third-party provider becomes victim to an attack it could have an impact on our operations or ability to service customers.

The COVID-19 pandemic has amplified certain risks to our operations and business, increasing phishing and other cybersecurity attacks as hackers and malicious actors try to exploit the uncertainty surrounding the COVID-19 pandemic, and an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers), and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyber-attacks, may adversely affect our business.

To date, interruptions of our information technology infrastructure and third party suppliers have been infrequent and have not had a material impact on our operations. However, because technology is increasingly complex and cyber-attacks are increasingly sophisticated and more frequent, there can be no assurance that such incidents will not have a material adverse effect on us in the future. The consequences of a breach of our security measures or those of a third-party provider, a cyber-related service or operational disruption, or a breach of personal, confidential, proprietary or sensitive data caused by a hacker or other malicious actor could be significant for us, our customers and other affected third parties. For example, the consequences could include damage to infrastructure and property, impairment of business operations, disruptions to customer service, financial costs and harm to our liquidity, costs associated with remediation, loss of revenues, loss of customers, competitive disadvantage, legal expenses associated with litigation, regulatory action, fines or penalties or damage to our brand and reputation.

In addition, the costs to us to eliminate or address the foregoing security challenges and vulnerabilities before or after a cyber-incident could be significant. In addition, our remediation efforts may not be successful and could result in interruptions, delays or cessation of service. We could also lose existing or potential customers for our services in connection with any actual or perceived security vulnerabilities in the services.

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

The Company operates data services and cable television systems in largely rural areas of Virginia, West Virginia, Maryland, Pennsylvania and Kentucky pursuant to local franchise agreements. These franchises are not exclusive, and other entities may secure franchise authorizations in the future, thereby increasing direct competition to the Company.

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

Regulatory constraints could impact our ability to adequately address increases in broadband usage and may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers.

Video streaming services, gaming and peer-to-peer file sharing applications use significantly more bandwidth than other Internet activity such as web browsing and email. As use of these services continues to grow, our broadband customers will likely use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for our customers. Alternatively, we could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected markets. Competitive or regulatory constraints may preclude us from recovering costs of network investments designed to address these issues, which could adversely impact our operating margins, results of operations, financial condition and cash flows.

Our services may be adversely impacted by legislative or regulatory changes that affect our ability to develop and offer services or that could expose us to liability from customers or others.

The Company provides broadband Internet access services to its fiber, cable, fixed wireless and telephone customers. As the Internet has matured, it has become the subject of increasing regulatory interest. Congress and Federal regulators have adopted a wide range of measures directly or potentially affecting Internet use. The adoption of new Internet regulations or policies could adversely affect our business.

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

The FCC imposes obligations on telecommunications service providers, including broadband Internet access service providers, and multichannel video program distributors, like our cable company. We cannot predict the nature and pace these requirements and other developments, or the impact they may have on our operations.

Risks Related to our Indebtedness

We may not have sufficient capital to fund our expansion plans and may not be able to repay future indebtedness.

As discussed in the Risks Related to our Business section above, we expect our capital expenditures to exceed the cash flow provided from continuing operations through 2025 as we invest in our network expansion strategy. As of December 31, 2021, we had no indebtedness outstanding under our $400 million credit agreement. If our costs to expand our networks are greater than we anticipate, we may not have sufficient capital nor be able to secure additional capital on terms acceptable to us and may have to curtail our expansion plans. Upon drawing on available debt under our credit agreement, we may not be able to generate sufficient cash flows from operations in 2026 and beyond or to raise additional capital in amounts necessary for us to repay the future indebtedness when such indebtedness becomes due and to meet our other cash needs.

General Risk Factors

Adverse economic conditions in the United States and in our market area involving significantly reduced consumer spending could have a negative impact on our results of operations.

Unfavorable general economic conditions could negatively affect our business. Although it is difficult to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of, and customer demand for our services, and could cause customers to delay or forgo purchases of our services. Any national economic weakness, restricted credit markets, high inflation or high unemployment rates could depress consumer spending and harm our operating performance. In addition, any material adverse economic conditions that affect our geographic markets in particular could have a disproportionately negative impact on our results.

Negative outcomes of legal proceedings may adversely affect our business and financial condition.

We become involved in legal proceedings from time to time. While we are not currently involved in any material legal proceedings, potential future proceedings may be complicated, costly and disruptive to our business operations. We might also incur significant expenses in defending these matters or may be required to pay significant fines, awards and settlements. Any of these potential outcomes, such as judgments, awards, settlements or orders could have a material adverse effect on our business, financial condition, operating results or our ability to do business.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

The Company owns or leases switching and data centers, office and retail space, and warehouses that support its operations located across a multi-state area covering large portions of central and western Virginia, south-central Pennsylvania, West Virginia, and portions of Maryland, and Kentucky. The Company also has fiber optic hubs or points of presence in Pennsylvania, Maryland, Virginia, Kentucky and West Virginia. The Company considers the properties owned or leased generally to be in good operating condition and suitable for its business operations.

ITEM 3.LEGAL PROCEEDINGS

None.

PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
The Company's stock is traded on the Nasdaq Global Select Market under the symbol “SHEN.” The following table indicates the closing high and low sales prices per share of common stock as reported by the Nasdaq Global Select Market for each quarter during the last two years:

2021	High	Low
Fourth Quarter	$32.15	$24.44
Third Quarter	57.54	28.70
Second Quarter	50.88	46.00
First Quarter	51.03	38.77

2020	High	Low
Fourth Quarter	$47.47	$42.87
Third Quarter	56.14	42.36
Second Quarter	58.64	44.22
First Quarter	49.50	39.32

Stock Performance Graph
The following graph and table show the cumulative total shareholder return on the Company’s common stock compared to the Nasdaq US Index and the Nasdaq Telecommunications Index for the period between December 31, 2016 and December 31, 2021. The graph tracks the performance of a $100 investment, with the reinvestment of all dividends, from December 31, 2016 to December 31, 2021.

	2016	2017	2018	2019	2020	2021
Shenandoah Telecommunications Company	$100	$125	$164	$155	$163	$157
NDAQ US	$100	$121	$115	$151	$183	$230
NDAQ Telecom Stocks	$100	$100	$93	$118	$129	$136

Holders
As of February 23, 2022, there were 3,676 holders of record of the Company’s common stock.

Dividend Policy
Under the Company’s credit agreement, the Company is restricted in its ability to pay dividends in the future. So long as no Default or Event of Default, as defined in the credit agreement, the Company may make, declare and pay lawful cash dividends or distributions to its shareholders or redeem capital stock in an aggregate amount not to exceed, when the Company’s Total Net Leverage Ratio (as defined in the credit agreement) is greater than 4.00:1.00 on a pro forma basis, an amount equal to the greater of 6.0% of the net cash proceeds from any public equity issuance of the Company’s equity interests or 4.0% of the estimated fair market value of the Company’s equity interests or when the Company’s Total Net Leverage (as defined in the credit agreement) is less than or equal to 4.00:1.00 on a pro forma basis, an unlimited amount; provided, however, that the amount of any dividend or distribution that is not paid in cash but is reinvested in equity interests of the Company shall be excluded from this calculation and redemptions of equity interests of the Company surrendered by employees and directors to cover withholding taxes shall be excluded from this calculation.

The table below sets forth the cash dividends per share of our common stock that our board of directors declared during the following years:

	Years Ended December 31,
	2017	2018	2019	2020	2021
Cash Dividend	$0.26	$0.27	$0.29	$0.34	$18.82

Cash dividends in 2021 include a special dividend of $18.75 per share declared in the third quarter of 2021 (the "Special Dividend") following the sale of our Wireless operations and assets.

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
None.

ITEM 6.[Reserved]

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Annual Report on Form 10-K, including those set forth under “Part I. Cautionary Statement Regarding Forward-Looking Statements” and “Part I. Item 1A. Risk Factors”.

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

2021 Developments

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

Due to the availability of grants awarded under various governmental initiatives, in support of rural fiber to the home ("FTTH") broadband network expansion projects, we ceased further expansion of our fixed wireless edge-out strategy. As a result, in the fourth quarter of 2021, the Company incurred approximately $6.0 million of expenses for impairment of expansionary Beam construction assets. The Company plans to continue to operate the existing Beam network and continue sales and marketing activities to attract new customers; therefore, our remaining Beam assets and operations will continue to be classified as continuing operations.

Our historical results of operations have been retroactively revised to reflect the correction of an immaterial error related to the capitalization of certain customer installation costs for our Broadband segment. These revisions ensure comparability across all periods reflected herein. Refer to Note 1, Nature of Operations, found in our consolidated financial statements contained herein for additional information.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The Company’s consolidated results from operations are summarized as follows:

	Year Ended December 31,				Change
($ in thousands)	2021	% of Revenue	2020	% of Revenue	$	%
Revenue	$245,239	100.0	$220,775	100.0	24,464	11.1
Operating expenses	247,669	101.0	223,376	101.2	24,293	10.9
Operating loss	(2,430)	(1.0)	(2,601)	(1.2)	171	(6.6)

Other income, net	8,665	3.5	3,187	1.4	5,478	171.9
Income before taxes	6,235	2.5	586	0.3	5,649	964.0
Income tax benefit	(1,694)	(0.7)	(990)	(0.4)	(704)	(71.1)
Income from continuing operations	7,929	3.2	1,576	0.7	6,353	403.1

Income from discontinued operations, net of tax	990,902	404.1	124,097	56.2	866,805	698.5
Net income	$998,831	407.3	$125,673	56.9	873,158	694.8

Revenue
Revenue increased approximately $24.5 million, or 11.1%, in 2021 compared with 2020, driven by 11.6% growth in Broadband and 3.8% growth in the Tower segments. Refer to the discussion of the results of operations for the Tower and Broadband segments, included within this annual report, for additional information.

Operating expenses
Operating expenses increased approximately $24.3 million, or 10.9%, in 2021 compared with 2020, primarily driven by $7.4 million in incremental Broadband operating expenses incurred to support the continuing expansion of Glo Fiber, $1.7 million of restructuring expenses and $6.0 million of impairment expenses incurred primarily as a result of our decision to cease expansion of Beam, $6.4 million in depreciation from growth in our broadband networks, $5.8 million in Broadband maintenance due primarily to higher cable replacements costs, obsolete inventory charges and expensing of software development costs related to our current ERP system that will be replaced in 2022, partially offset by a decline in corporate expenses.

Other income, net
Other income, net increased $5.5 million primarily due to actuarial gains recognized for the Company's post-retirement benefit plans and transitional service agreement ("TSA") income realized in 2021.

Income tax benefit
Income tax benefit of approximately $1.7 million increased approximately $0.7 million compared with 2020, primarily due to a $5.0 million of non-cash tax benefits derived from the revaluation of our deferred tax liabilities driven by the change in our estimated state tax rate that was triggered by the disposition of our Wireless assets and operations and a change in West Virginia tax regulations, partially offset by a $1.6 million reclassification of income taxes from other comprehensive income as a result of terminating our interest rate swaps, a $1.1 million reduction in excess tax benefits from share based compensation and other and $1.6 million as a result of changes in taxable income.

Income from discontinued operations, net of tax
Income from discontinued operations, net of tax, increased $0.9 billion, or 698.5%. The increase was primarily due to the completion of the disposition of our Wireless assets and operations for proceeds of approximately $1.9 billion resulting in a gain of $1.2 billion, net of approximately $0.3 billion of income tax expense.

Broadband

Our Broadband segment provides broadband internet, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, and Kentucky, via hybrid fiber coaxial cable under the brand name of Shentel, fiber optics under the brand name of Glo Fiber and fixed wireless internet service under the brand name of Beam. The Broadband segment also leases dark fiber and provides Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area. The Broadband segment also provides voice and DSL telephone services to customers in Virginia’s Shenandoah County and portions of adjacent counties as a Rural Local Exchange Carrier (“RLEC”). These integrated networks are connected by over 7,400 fiber route mile network.

The following table indicates selected operating statistics of Broadband:

	December 31, 2021	December 31, 2020	December 31, 2019
Broadband homes passed (1)	313,976	246,790	208,298
Incumbent Cable	211,120	208,691	206,575
Glo Fiber	75,189	28,652	1,723
Beam	27,667	9,447	—

Broadband customer relationships (2)	123,560	109,458	100,890

Residential & SMB RGUs:
Broadband Data	119,197	102,812	84,045
Incumbent Cable	106,345	98,555	83,919
Glo Fiber	11,377	4,158	126
Beam	1,475	99	—
Video	49,945	52,817	53,673
Voice	34,513	32,646	31,380
Total Residential & SMB RGUs (excludes RLEC)	203,655	188,275	169,098

Residential & SMB Penetration (3)
Broadband Data	38.0%	41.7%	40.3%
Incumbent Cable	50.4%	47.2%	40.6%
Glo Fiber	15.1%	14.5%	7.3%
Beam	5.3%	1.0%	—%
Video	15.9%	21.4%	25.8%
Voice	12.8%	14.8%	16.2%

Residential & SMB ARPU (4)
Broadband Data	$78.62	$77.93	$78.72
Incumbent Cable	$79.00	$77.97	$78.72
Glo Fiber	$74.02	$78.90	$—
Beam	$72.65	$73.17	$—
Video	$100.35	$93.17	$87.95
Voice	$28.60	$29.44	$30.68

Fiber route miles	7,392	6,794	6,139
Total fiber miles (5)	518,467	394,316	320,444
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
(4)Average Revenue Per Data RGU calculation = (Residential & SMB Revenue * 1,000) / average data RGUs / 12 months
(5)Total fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Broadband results from operations are summarized as follows:

	Year Ended December 31,				Change
($ in thousands)	2021	% of Revenue	2020	% of Revenue	$	%
Broadband operating revenue
Residential & SMB	$177,530	77.8	$155,017	75.9	22,513	14.5
Commercial Fiber	34,931	15.3	32,759	16.0	2,172	6.6
RLEC & Other	15,619	6.8	16,571	8.1	(952)	(5.7)
Total broadband revenue	228,080	100.0	204,347	100.0%	23,733	11.6
Broadband operating expenses
Cost of services	97,283	42.7	84,893	41.5	12,390	14.6
Selling, general, and administrative	47,840	21.0	39,472	19.3	8,368	21.2
Restructuring expense	202	0.1	—	—	202	—
Impairment expense	5,986	2.6	—	—	5,986	—
Depreciation and amortization	47,937	21.0	41,076	20.1	6,861	16.7
Total broadband operating expenses	199,248	87.4	165,441	81.0	33,807	20.4
Broadband operating income	$28,832	12.6	$38,906	19.0	(10,074)	(25.9)

Residential & SMB revenue
Residential & SMB revenue increased approximately $22.5 million, or 14.5%, during 2021 primarily driven by launching services in new markets resulting in 15.9% growth in broadband RGUs.

Commercial Fiber revenue
Commercial Fiber revenue increased approximately $2.2 million, or 6.6%, during 2021 due primarily to $1.0 million of growth in circuit connections, $0.7 million non-recurring amortized revenue reduction in 2020 and $0.5 million in non-recurring dark fiber sales-type leases in 2021.

RLEC & Other revenue
RLEC & Other revenue decreased approximately $1.0 million, or 5.7%, compared with 2020 due primarily to a decline in residential DSL subscribers, lower switched access revenue, and lower intercompany phone service. We expect RLEC revenue to continue to decline in future periods as subscribers migrate to faster speed data services provided by our dual-incumbent cable franchise in Shenandoah County, Virginia.

Cost of services
Cost of services increased approximately $12.4 million, or 14.6%, compared with 2020, primarily driven by $5.8 million increase in maintenance due primarily to higher cable replacements costs, obsolete network asset charges and expensing of software development costs related to our current ERP system, $3.6 million in higher compensation costs to support the expansion of Glo Fiber and Beam, and $1.7 million in higher programming fees.

Selling, general and administrative
Selling, general and administrative expense increased $8.4 million or 21.2% compared with 2020 primarily due to $3.8 million in higher compensation and advertising costs to support the expansion of Glo Fiber and Beam, a $2.4 million increase in software development and service fees as we upgrade our operating support, customer relationship and enterprise resource systems and a $1.7 million increase in property taxes, facility expense and other costs.

Restructuring expense
Restructuring expense was primarily due to severance related expenses from the sale of Wireless assets and operations.

Impairment
During the fourth quarter, we ceased further expansion of our fixed wireless edge-out strategy. As a result, in the fourth quarter of 2021, the Company incurred approximately $6.0 million of expenses for impairment of expansionary Beam construction assets.

Depreciation and amortization
Depreciation and amortization increased $6.9 million or 16.7%, compared with 2020, primarily as a result of our network expansion and the deployment of infrastructure necessary to support our new fiber-to-the-home service, Glo Fiber.
Tower

Our Tower segment owns cell towers and leases colocation space on the towers to wireless communications providers. Substantially all of our owned towers are built on ground that we lease from the respective landlords.
The following table indicates selected operating statistics of the Tower segment:

	December 31, 2021	December 31, 2020	December 31, 2019
Macro tower sites	223	223	225
Tenants (1)	485	427	404
Average tenants per tower	2.1	1.8	1.8
_______________________________________________________
(1)Includes 47, 221 and 201 intercompany tenants for our Wireless operations, (reported as a discontinued operation), and Broadband operations, as of December 31, 2021, 2020 and 2019, respectively.

Tower results from operations are summarized as follows:

	Year Ended December 31,				Change
($ in thousands)	2021	% of Revenue	2020	% of Revenue	$	%
Tower revenue	$17,704	100.0	$17,055	100.0%	649	3.8
Tower operating expenses	8,688	49.1	8,232	48.3	456	5.5
Tower operating income	$9,016	50.9	$8,823	51.7	193	2.2

Revenue
Revenue increased approximately $0.6 million, or 3.8%, in 2021 compared with 2020. This increase was due to a 13.6% increase in tenants and was partially offset by a 3.2% decline in average revenue per tenant.

Operating expenses
Operating expenses increased approximately $0.5 million compared to the prior year period, due primarily to increases in ground lease rent expense, and expansion of our tower network team resulting in higher payroll costs, partially offset by a decrease in professional services.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The Company’s consolidated results from operations are summarized as follows:

	Year Ended December 31,				Change
($ in thousands)	2020	% of Revenue	2019	% of Revenue	$	%
Revenue	$220,775	100.0	$206,862	100.0	13,913	6.7
Operating expenses	223,376	101.2	208,204	100.6	15,172	7.3
Operating loss	(2,601)	(1.2)	(1,342)	(0.6)	(1,259)	93.8

Other income, net	3,187	1.4	3,280	1.6	(93)	(2.8)
Income before taxes	586	0.3	1,938	0.9	(1,352)	(69.8)
Income tax expense (benefit)	(990)	(0.4)	6	—	(996)	(16,600.0)
Income from continuing operations	$1,576	0.7	$1,932	0.9	(356)	(18.4)

Income from discontinued operations, net of tax	124,097	56.2	53,568	25.9	70,529	131.7
Net income	$125,673	56.9	$55,500	26.8	70,173	126.4

Revenue
Revenue increased approximately $13.9 million, or 6.7%, in 2020 compared with 2019, driven by 31.3% growth in the Tower and 5.4% growth in Broadband segments. Refer to the discussion of the results of operations for the Tower and Broadband segments, included within this annual report, for additional information.

Operating expenses
Operating expenses increased approximately $15.2 million, or 7.3%, in 2020 compared with 2019, driven by incremental Broadband operating expenses incurred to support the launch of our new fiber-to-the-home service, Glo Fiber, and fixed wireless broadband service, Beam.

Income tax (benefit) expense
Income tax benefit of approximately $1.0 million declined approximately $1.0 million compared with 2019, primarily due to changes in excess tax benefits from stock based compensation and other discrete items.

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

Broadband

Broadband results from operations are summarized as follows:

	Year Ended December 31,				Change
($ in thousands)	2020	% of Revenue	2019	% of Revenue	$	%
Broadband operating revenue
Residential & SMB	$155,017	75.9	$142,290	73.4	12,727	8.9
Commercial Fiber	32,759	16.0	30,410	15.7	2,349	7.7
RLEC & Other	16,571	8.1	21,243	11.0	(4,672)	(22.0)
Total broadband revenue	204,347	100.0	193,943	100.0%	10,404	5.4
Broadband operating expenses
Cost of services	84,893	41.5	79,858	41.2	5,035	6.3
Selling, general, and administrative	39,472	19.3	33,545	17.3	5,927	17.7
Depreciation and amortization	41,076	20.1	38,566	19.9	2,510	6.5
Total broadband operating expenses	165,441	81.0	151,969	78.4	13,472	8.9
Broadband operating income	$38,906	19.0	$41,974	21.6	(3,068)	(7.3)

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

Cost of services
Cost of services increased approximately $5.0 million, or 6.3%, compared with 2019, primarily driven by higher compensation expense due to the combination of Glo Fiber and Beam start-up expenses, higher incentive accrual from strong operating results driven by growth in our customer base, and COVID supplemental pay for customer interfacing employees.

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

Tower
Tower results from operations are summarized as follows:

	Year Ended December 31,				Change
($ in thousands)	2020	% of Revenue	2019	% of Revenue	$	%
Tower revenue	$17,055	100.0	$12,985	100.0	4,070	31.3
Tower operating expenses	8,232	48.3	6,690	51.5	1,542	23.0
Tower operating income	$8,823	51.7	$6,295	48.5	2,528	40.2

Revenue
Revenue increased approximately $4.1 million, or 31.3%, in 2020 compared with 2019. This increase was due to a 5.7% increase in tenants and a 23.4% increase in average revenue per tenant driven by amendments to intercompany leases.

Revenue derived from our wireless operations was approximately $14.0 million and $10.0 million in 2020 and 2019, respectively.

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

As of December 31, 2021 our cash and cash equivalents totaled $84.3 million and the availability under our delayed draw term loans and revolving line of credit was $400.0 million, for total available liquidity of $484.3 million.

Operating activities from continuing operations generated approximately $63.5 million in 2021, representing an increase of $10.1 million compared with 2020, driven by higher income from continuing operations offset by changes in working capital.

Operating activities from discontinued operations resulted in a cash outflow of $314.4 million as compared to cash inflows of $249.5 million in 2020 due primarily to approximately $434 million of income tax payments paid on the gain from the 2021 disposition of our Wireless assets and operations and due to the fact that the Wireless business was generating cash flow for the Company for a full year in 2020, compared to only six months in 2021.

Net cash used in investing activities for continuing operations increased $21.6 million in 2021, compared with 2020, primarily due to $39.7 million increase in capital expenditures for our Broadband segment to enable our Glo Fiber and Beam market expansions, and partially offset by a $16.1 million decline in payments made for spectrum licenses.

Proceeds received from the July 1, 2021, disposition of our Wireless assets and operations ("the transaction") or, net cash provided by investing activities for discontinued operations, were approximately $1.9 billion. The Company used the after-tax proceeds from the sale of our Wireless assets and operations to:

•Repay and terminate approximately $684 million of outstanding term loans under our "Prior Credit Agreement", and associated interest rate swap liabilities, concurrent with the closing of the disposition;
•Issue a special dividend of $18.75 per share to Company shareholders, or approximately $937 million in the aggregate (the "Special Dividend").
•Pay approximately $434 million in income taxes on the transaction in December 2021.

The transaction was accounted for as an asset sale for income tax purposes. Cash proceeds from the sale were required to be used to immediately repay our outstanding indebtedness; all principal payments on our debt were therefore presented as cash used to finance our discontinued operations.

Net cash used in financing activities from continuing operations increased approximately $0.9 billion primarily due to the payment of the Special Dividend following the Wireless sale.

Net cash used in financing activities for discontinued operations increased $0.7 billion to due repayment of debt under our Prior Credit Agreement in 2021.

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

We have not made any borrowings under the Credit Agreement as of this date. We expect to start drawing against the Credit Agreement in first quarter of 2022, with additional borrowings occurring as needed to fund the Company's future capital expenditures. We expect to draw $300 million against the Credit Agreement by June 2023.

We expect our cash on hand, cash flow from continuing operations, and availability of funds from our Credit Agreement, will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to raise additional financing to support the Company's planned capital expenditures aimed at growth and expansion.

We expect our capital expenditures to exceed the cash flow provided from continuing operations through 2025, as we shift our focus to expand our broadband network to support the launch of Glo Fiber to our newly targeted markets covering over 450,000 homes passed.

The actual amount and timing of our future capital requirements may differ materially from our estimates depending on the demand for our products and services, new market developments and expansion opportunities.

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

Revenue Recognition

Our Broadband segment provides broadband data, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, and Kentucky, via fiber optic, hybrid fiber coaxial cable, and fixed wireless networks. The Broadband segment also provides voice and DSL telephone services to customers in Virginia’s Shenandoah County and portions of adjacent counties as a Rural Local Exchange Carrier (“RLEC”). Our service contracts are generally cancellable at the customer’s discretion without penalty at any time. We allocate the total transaction price in these transactions based upon the standalone selling price of each distinct good or service. We generally recognize these revenues over time as customers simultaneously receive and consume the benefits of the service, with the exception of equipment sales and home wiring, which are recognized as revenue at a point in time when control transfers and when installation is complete, respectively. Installation fees, charged upfront without transfer of commensurate goods or services to the customer, are allocated to services and are recognized ratably over the longer of the contract term or the period in which the unrecognized fee remains material to the contract, which we estimate to be about one year. Additionally, the Company incurs commission costs which are capitalized and amortized over the expected weighted average customer life which is approximately six years.

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

The Broadband segment also leases dedicated fiber optic strands to customers as part of “dark fiber” agreements, which are accounted for as leases under ASC 842 Leases ("ASC 842").

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The outstanding term loans under the Prior Credit Agreement, and associated interest rate swap liabilities, were repaid and terminated on July 1, 2021. We have not drawn on the Credit Agreement as of December 31, 2021. As a result, our exposure to significant risks concerning fluctuating variable interest rates has been mitigated. We expect to start drawing against the Credit Agreement in first quarter of 2022, with additional borrowings occurring as needed to fund the Company's future capital expenditures. We expect to draw $300 million against the Credit Agreement by June 2023. Fluctuations in interest rates on future borrowings could result in increased market risk.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data are included as a separate section included within Item 15 of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer (the certifying officers) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2021. Our certifying officers concluded that, as a result of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2021.

Per Rules 13a-15(e) and 15d-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, the Company is pursuing a multi-year, phased approach to remediate its material weaknesses. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on this assessment, our certifying officers concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021 due to a material weakness in our control environment. Unusually high employee turnover and multiple priorities, including the need to recalibrate control activities for our smaller continuing operations, upgrade our lease accounting and enterprise resource planning (ERP) systems, and continue our remediation efforts placed strain on our resources. As a result, the Company did not have effective information and communication processes and did not have effective control activities related to i) the design and operation of process-level controls over the accounting for purchases (current liabilities and operating expenses), property, plant, and equipment and related depreciation expense, and leases, and ii) reaching and documenting appropriate historical accounting conclusions related to capitalization of fulfillment costs, fees associated with leases, and cable replacement.

As a result of the deficiencies described above, there were immaterial misstatements, some of which were corrected during 2021, and an immaterial error restatement of the 2020 and 2019 consolidated financial statements. The deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis and therefore we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2021.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears on page F-3 of this Annual Report on Form 10-K.

Management’s Remediation Plan

The Company is committed to completing its remediation efforts during 2022. Our 2021 accomplishments and 2022 plans are summarized below.

•We designed and began to configure new ERP and lease accounting systems that are scheduled to be implemented during 2022 along with newly designed controls and processes over purchasing (current liabilities and operating expenses), property, plant, and equipment and related depreciation expense, and leases.
•We will continue to re-evaluate previously adopted accounting policies to ensure they remain appropriate in light of our smaller continuing operations, and
•We will hire, retain and train individuals with the appropriate skills and experience related to technical accounting, internal control over financial reporting, and the design and implementation of information technology solutions to ensure we meet our remediation goals.

We will report regularly to the Audit Committee on the progress and results of the remediation plan, including the identification, status, and resolution of internal control deficiencies

ITEM 9B.OTHER INFORMATION

None

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers of the Registrant” in Part 1, Item 1 of this report for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement for its 2022 Annual Meeting of Shareholders, referred to as the “2022 proxy statement,” which we will file with the SEC on or before 120 days after our 2021 fiscal year end, and which appears in the 2022 proxy statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the 2022 proxy statement, including the information in the 2022 proxy statement appearing under the captions “Election of Directors-Director Compensation” and “Executive Compensation.”

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is incorporated herein by reference to the 2022 proxy statement appearing under the caption “Security Ownership.”

The Company awards stock options to its employees meeting certain eligibility requirements under its shareholder-approved Company Stock Incentive Plan, referred to as the 2014 Equity Incentive Plan. The 2014 Equity Incentive Plan authorizes grants of up to an additional 3.0 million shares over a ten-year period beginning in 2014. Outstanding awards and the number of shares available for future issuance as of December 31, 2021 were as follows:

	Number of securities to be issued upon exercise of outstanding options and RSUs	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
2014 Equity Incentive Plan	482,673	$—	1,599,094

ITEM 13.CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Item 13 is incorporated herein by reference to the 2022 proxy statement, including the information in the 2022 proxy statement appearing under the caption “Executive Compensation-Certain Relationships and Related Transactions.”

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated herein by reference to the 2022 proxy statement, including the information in the 2022 proxy statement appearing under the caption “Shareholder Ratification of Independent Registered Public Accounting Firm.”

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Shenandoah Telecommunications Company and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Determination of costs capitalized into property, plant, and equipment

As discussed in Notes 2 and 6 to the consolidated financial statements, the property, plant, and equipment, net balance as of December 31, 2021 was $554.2 million. The determination to capitalize, rather than expense, costs increases operating income and net income.

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
February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Shenandoah Telecommunications Company:

Opinion on Internal Control Over Financial Reporting

We have audited Shenandoah Telecommunications Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

The Company did not have an effective control environment due to insufficient resources. As a result, the Company was unable to maintain effective information and communication processes and did not have effective control activities related to: i) the design and operation of process-level controls over the accounting for purchases (current liabilities and operating expenses), property, plant, and equipment and related depreciation expense, and leases, and ii) reaching and documenting appropriate historical accounting conclusions related to the capitalization of contract fulfillment costs, upfront fees associated with lease arrangements, and cable repairs and maintenance.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

McLean, Virginia
February 28, 2022

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020

(in thousands)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$84,344	$195,397
Accounts receivable, net of allowance for doubtful accounts of $352 and $614, respectively	22,005	70,393
Income taxes receivable	30,188	—
Prepaid expenses and other	29,830	7,522
Current assets held for sale	—	1,133,294
Total current assets	166,367	1,406,606
Investments	13,661	13,769
Property, plant and equipment, net	554,162	440,427
Goodwill and Intangible assets, net	89,831	106,759
Operating lease right-of-use assets	56,414	50,387
Deferred charges and other assets	10,298	6,448
Total assets	890,733	2,024,396
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized loan fees	$—	$688,463
Accounts payable	28,542	19,599
Advanced billings and customer deposits	11,128	8,594
Accrued compensation	9,653	16,413
Income taxes payable	—	6,951
Current operating lease liabilities	3,318	1,970
Accrued liabilities and other	14,649	13,869
Current liabilities held for sale	—	452,202
Total current liabilities	67,290	1,208,061
Other long-term liabilities:
Deferred income taxes	86,014	148,684
Asset retirement obligations	9,615	4,955
Benefit plan obligations	8,216	14,645
Non-current operating lease liabilities	51,692	46,095
Other liabilities	25,631	24,905
Total other long-term liabilities	181,168	239,284
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, no par value, authorized 96,000; 49,965 and 49,868 issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Additional paid in capital	49,351	47,317
Retained earnings	592,924	534,440
Accumulated other comprehensive loss, net of taxes	—	(4,706)
Total shareholders’ equity	642,275	577,051
Total liabilities and shareholders’ equity	$890,733	$2,024,396
See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2021, 2020 and 2019

(in thousands, except per share amounts)	2021	2020	2019
Service revenue and other	$245,239	$220,775	$206,862
Operating expenses:
Cost of services	102,299	89,657	83,572
Selling, general and administrative	82,451	85,016	77,846
Restructuring expense	1,727	—	—
Impairment expense	5,986	—	—
Depreciation and amortization	55,206	48,703	46,786
Total operating expenses	247,669	223,376	208,204
Operating loss	(2,430)	(2,601)	(1,342)
Other income, net	8,665	3,187	3,280
Income before income taxes	6,235	586	1,938
Income tax (benefit) expense	(1,694)	(990)	6
Income from continuing operations	7,929	1,576	1,932
Discontinued operations:
Income from discontinued operations, net of tax	94,667	124,097	53,568
Gain on the sale of discontinued operations, net of tax	896,235	—	—
Total income from discontinued operations, net of tax	990,902	124,097	53,568
Net income	998,831	125,673	55,500

Other comprehensive income:
Net gains (losses) on interest rate swaps, net of tax	4,706	(5,014)	(7,972)
Comprehensive income	$1,003,537	$120,659	$47,528

Net income per share, basic and diluted:
Basic - Income from continuing operations	$0.16	$0.03	$0.04
Basic - Income from discontinued operations, net of tax	$19.81	$2.49	$1.07
Basic net income per share	$19.97	$2.52	$1.11

Diluted - Income from continuing operations	$0.16	$0.03	$0.04
Diluted - Income from discontinued operations, net of tax	$19.76	$2.48	$1.07
Diluted net income per share	$19.92	$2.51	$1.11

Weighted average shares outstanding, basic	50,026	49,901	49,811
Weighted average shares outstanding, diluted	50,149	50,024	50,101
Cash dividends declared per share	$18.82	$0.34	$0.29

See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2021, 2020 and 2019
(in thousands, except per share amounts)

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	49,630	47,456	388,496	8,280	444,232
Immaterial correction of accumulated error (Note 1)			(3,838)		(3,838)
Balance, December 31, 2018 (adjusted)	49,630	47,456	384,658	8,280	440,394

Net income	—	—	55,500	—	55,500
Net loss on interest rate swaps, net of tax	—	—	—	(7,972)	(7,972)
Dividends declared	—	—	(14,442)	—	(14,442)
Dividends reinvested in common stock	14	499	—	—	499
Share repurchases	(200)	(7,231)	—	—	(7,231)
Stock based compensation	184	4,182	—	—	4,182
Stock options exercised	29	81	—	—	81
Common stock issued	—	34	—	—	34
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(62)	(2,911)	—	—	(2,911)
Common stock issued to acquire non-controlling interest in nTelos	76	—	—	—	—
Balance, December 31, 2019	49,671	42,110	425,716	308	468,134

Net income	—	—	125,673	—	125,673
Net loss on interest rate swaps, net of tax	—	—	—	(5,014)	(5,014)
Dividends declared	—	—	(16,950)	—	(16,950)
Dividends reinvested in common stock	—	(2)	—	—	(2)
Stock based compensation	156	6,833	—	—	6,833
Stock options exercised	—	36	—	—	36
Common stock issued	1	31	—	—	31
Annual dividend reinvestment	12	526	—	—	526
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(48)	(2,217)	—	—	(2,217)
Common stock issued to acquire non-controlling interest in nTelos	76	—	—	—	—
Balance, December 31, 2020	49,868	47,317	534,440	(4,706)	577,051

Net income	—	—	998,831	—	998,831
Net gain on interest rate swaps, net of tax	—	—	—	4,706	4,706
Dividends declared	—	—	(940,347)	—	(940,347)
Stock based compensation	133	3,661	—	—	3,661
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(36)	(1,627)	—	—	(1,627)
Balance, December 31, 2021	49,965	$49,351	$592,924	$—	$642,275
See accompanying notes to consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2021, 2020 and 2019

(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$998,831	$125,673	$55,500
Income from discontinued operations, net of tax	990,902	124,097	53,568
Income from continuing operations	7,929	1,576	1,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,389	47,964	46,313
Amortization	817	739	473
Accretion of asset retirement obligations	421	333	410
Bad debt expense	1,028	1,220	1,743
Stock based compensation expense, net of amount capitalized	3,408	5,907	3,367
Deferred income taxes	22,263	14,906	16,681
Restructuring expense	1,727	—	—
Impairment expense	5,986	—	—
Gain from patronage and investments and other	481	(1,311)	(4,769)
Changes in assets and liabilities:
Accounts receivable	163	(7,318)	(74)
Current income taxes	(25,149)	(15,896)	(16,675)
Operating lease right-of-use assets	4,779	3,980	7,593
Other assets	(7,005)	(2,505)	785
Accounts payable	2,976	(663)	(8,426)
Lease liabilities	(4,333)	(3,067)	(4,987)
Other deferrals and accruals	(6,427)	7,494	(2,037)
Net cash provided by operating activities - continuing operations	63,453	53,359	42,329
Net cash (used) provided by operating activities - discontinued operations	(314,387)	249,508	216,816
Net cash (used) provided by operating activities	(250,934)	302,867	259,145

Cash flows from investing activities:
Capital expenditures	(160,101)	(120,450)	(67,048)
Cash disbursed for acquisitions	—	(1,890)	(10,000)
Cash disbursed for deposit on FCC spectrum leases	—	(16,118)	(16,742)
Proceeds from sale of assets and other	366	370	112
Net cash used in investing activities - continuing operations	(159,735)	(138,088)	(93,678)
Net cash provided (used) in investing activities - discontinued operations	1,944,089	(17,500)	(71,656)
Net cash provided (used) in investing activities	1,784,354	(155,588)	(165,334)

Cash flows from financing activities:
Payments for debt issuance costs	(841)	—	—
Dividends paid, net of dividends reinvested	(940,256)	(16,424)	(13,943)
Share repurchases	—	—	(7,231)
Taxes paid for equity award issuances	(1,627)	(2,217)	(2,910)
Payments for financing arrangements and other	(1,193)	(769)	36
Net cash used in financing activities - continuing operations	(943,917)	(19,410)	(24,048)
Net cash used in financing activities - discontinued operations	(700,556)	(34,123)	(53,198)
Net cash used in financing activities	(1,644,473)	(53,533)	(77,246)
Net (decrease) increase in cash and cash equivalents	(111,053)	93,746	16,565
Cash and cash equivalents, beginning of period	195,397	101,651	85,086
Cash and cash equivalents, end of period	$84,344	$195,397	$101,651
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

Our Tower segment owns 223 cell towers and leases colocation space on those towers to wireless communications providers, refer to Note 15, Segment Reporting, for additional information.

Revision of Prior Period Financial Statements

Immaterial correction of accumulated error

During 2021, the Company determined that an error existed in our previously issued financial statements related to the capitalization of labor costs associated with customer installation activities at existing service locations for the Broadband segment. These activities were incorrectly recognized as capitalized contract fulfillment costs since the adoption of Accounting Standards Codification 606, Revenue from contracts with customers, (“ASC 606”) on January 1, 2018. The costs should have been expensed according to application of historical accounting policy in place prior to the adoption of ASC 606, and pursuant to industry specific guidance ASC 922 Entertainment – Cable Television. The error was evaluated under the U.S. Securities and Exchange Commission's ("SEC's") authoritative guidance on materiality and the quantification of the effect of prior period misstatements on the Company’s financial statements. Although the Company has determined such error to be immaterial to its prior annual and interim financial statements, the cumulative effect of the error would be material if corrected in the current year. Therefore, the Company revised its historical financial statements to properly reflect the historical accounting policy elected pursuant to ASC 922. The cumulative impact of such error, relative to earnings, for the period prior to 2019 was insignificant.

	As of and for the Year Ended December 31, 2020
($ in thousands)	Pre-Adjustment	Error Correction	Post-Adjustment
Consolidated Balance Sheet:
Prepaid expenses and other	$9,631	$(2,109)	$7,522
Deferred charges and other assets	11,650	(5,202)	6,448
Deferred income taxes	150,652	(1,968)	148,684
Retained earnings	539,783	(5,343)	534,440
Consolidated Statement of Comprehensive Income:
Cost of services	88,203	1,454	89,657
Income before income taxes	2,040	(1,454)	586
Income tax (benefit) expense	(586)	(404)	(990)
Income from continuing operations	2,626	(1,050)	1,576
Net income	126,723	(1,050)	125,673
Comprehensive income	121,709	(1,050)	120,659
Net income per share, basic and diluted:
Basic - Income from continuing operations	$0.05	$(0.02)	$0.03
Basic - Net income per share	$2.54	$(0.02)	$2.52
Diluted - Income from continuing operations	$0.05	$(0.02)	$0.03
Diluted - Net income per share	$2.53	$(0.02)	$2.51

	As of and for the Year Ended December 31, 2019
($ in thousands)	Pre-Adjustment	Error Correction	Post-Adjustment
Consolidated Balance Sheet:
Prepaid expenses and other	$11,178	$(2,510)	$8,668
Deferred charges and other assets	9,267	(3,349)	5,918
Deferred income taxes	137,567	(1,565)	136,002
Retained earnings, beginning of year	388,496	(3,838)	384,658
Retained earnings, end of year	430,010	(4,294)	425,716
Consolidated Statement of Comprehensive Income:
Cost of services	82,949	623	83,572
Income before income taxes	2,561	(623)	1,938
Income tax (benefit) expense	173	(167)	6
Income from continuing operations	2,388	(456)	1,932
Net income	55,956	(456)	55,500
Comprehensive income	47,984	(456)	47,528
Net income per share, basic and diluted:
Basic - Income from continuing operations	$0.05	$(0.01)	$0.04
Basic - Net income per share	$1.12	$(0.01)	$1.11
Diluted - Income from continuing operations	$0.05	$(0.01)	$0.04
Diluted - Net income per share	$1.12	$(0.01)	$1.11

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

Property, plant and equipment: Property, plant and equipment is stated at cost less accumulated depreciation. The Company capitalizes all costs associated with the purchase, deployment and installation of property, plant and equipment, including interest costs and internal labor costs on major capital projects during the period of their construction. Maintenance expense is recognized as incurred when repairs are performed that do not extend the life of property, plant and equipment. Expenses for major renewals and improvements, which significantly extend the useful lives of existing property and equipment, are capitalized and depreciated. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Labor costs associated with customer installation activities at existing service locations are expensed as incurred under industry specific guidance. Leasehold improvements are depreciated over the lesser of their useful lives or respective lease terms. Land is not depreciated. Refer to Note 6, Property, Plant and Equipment, for additional information.

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

Indefinite-lived intangible assets are not amortized, but rather, are subject to impairment testing annually, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. These assets are evaluated for impairment based on the identification of reporting units. Our reporting units align with our reporting segments. We evaluated our reporting units for impairment during the fourth quarter of 2021, 2020 and 2019, respectively, on the basis of qualitative factors. Our consideration of qualitative factors included but was not limited to macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances, after tax cash flows and market capitalization trends. We concluded that there were no indicators that a reporting unit impairment was more likely than not during the years ended December 31, 2021, 2020, or 2019.

Long-lived Assets: Finite-lived intangible assets, property, plant, and equipment, and other long-lived assets are amortized or depreciated over their estimated useful lives, as summarized in the respective notes below. These assets are evaluated for impairment based on the identification of asset groups. Our asset groups align with our reportable segments. We evaluated our asset groups for impairment during the fourth quarter of 2021. We concluded that there were no indicators that an asset group impairment was more likely than not during the years ended December 31, 2021, 2020, or 2019.

Advertising Costs: The Company expenses advertising costs and marketing production costs as incurred and includes such costs within selling, general and administrative expenses in the consolidated statements of operations. Advertising expense for the years ended December 31, 2021, 2020 and 2019 was $4.4 million, $2.7 million and $3.5 million, respectively.

Benefit Plan Obligations: The Benefit Plan Obligations caption includes the following:

($ in thousands)	December 31, 2021	December 31, 2020
Pension Plan	$2,393	$7,961
Postretirement Medical Benefits Plan	3,506	3,997
Supplemental executive retirement plan ("SERP")	2,317	2,687
Total	$8,216	$14,645

The pension plan is a frozen defined benefit plan. Benefits under the plan vested after five years of plan service and were based on years of service and an average of the five highest consecutive years of compensation subject to certain reductions if the employee elects to receive the benefit prior to age 65. This plan was amended on December 31, 2012, to freeze future benefit plan accruals for participants.

As of December 31, 2021 and 2020, the fair value of our Pension Plan assets were $31.1 million and $27.0 million, respectively. These investments are held in mutual funds, and are valued based on the net asset value per share. Our Pension Plan's projected benefit obligation was $33.5 million and $34.9 million, at December 31, 2021 and 2020, respectively. The Pension Plan liability was discounted at 2.74% and 2.41% at December 31, 2021 and 2020, respectively.

On October 13, 2021, the Company adopted a resolution to terminate its pension plan effective December 31, 2021. Following adoption of the resolution, on October 28, 2021, the Company provided notice of intent to terminate the pension plan to participants. The Company expects to complete the termination of the plan, and settle all obligations thereunder, in 2022.

The postretirement medical benefits plan is a frozen, unfunded, defined benefit plan. The postretirement plan liability was discounted at 2.70% and 2.32% at December 31, 2021 and 2020, respectively.

Following our adoption of ASU 2017-17, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on January 1, 2018, all components of benefit plan expense are presented in Other income, net and our policy is to immediately recognize actuarial gains and losses into earnings.

The SERP is a benefit plan that provides deferred compensation to certain employees. The Company holds investments in a rabbi trust as a source of funding for future payments under the plan. The SERP’s investments were designated as trading securities and will be liquidated and paid out to the participants upon retirement. The benefit obligation to participants is always equal to the value of the SERP assets under ASC 710 Compensation. Changes to the investments’ fair value are presented in Other income, net, while the reciprocal changes in the liability representative of compensatory expense, are presented in selling, general and administrative expense.

New Accounting Standards
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This accounting update provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference London Interbank Offering Rate (LIBOR) or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. This optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, and therefore would not require reassessment of a previous accounting determination. The Company's Credit Agreement has LIBOR as a reference rate. We plan to apply the accounting relief as any relevant contract modifications are made to our Credit Agreement during the course of the reference rate reform transition period. The optional relief can be applied beginning January 1, 2020, and ending December 31, 2022.

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

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance,” which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information about the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard is effective for the Corporation on January 1, 2022 and only impacts annual financial statement disclosures. The adoption is not expected to have a material effect on our consolidated financial statements.

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

The assets and liabilities that transferred in the sale (the "disposal group") were presented as held for sale within our historical consolidated balance sheets, and discontinued operations within our historical consolidated statements of comprehensive income.

The transaction was structured as an asset sale for income tax purposes. As a result, no current or deferred tax assets or liabilities were included within the disposal group. While the Company’s long-term debt did not transfer in the sale, its provisions required full repayment of all outstanding amounts, concurrent with the consummation of the sale. Accordingly, all debt balances and related interest rate swap liabilities were therefore presented outside of the disposal group as a current liability as of December 31, 2020, and. the related interest expense and debt extinguishment costs were presented within discontinued operations under the relevant authoritative guidance.

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

Income from discontinued operations, net of tax in the consolidated statements of comprehensive income consist of the following for the years ended December 31, 2021, 2020 and 2019:

(in thousands)
Revenue:	2021	2020	2019
Service revenue and other	$201,076	$401,035	$375,730
Equipment revenue	12,253	41,338	67,659
Total revenue	213,329	442,373	443,389
Operating expenses:
Cost of services	38,144	116,394	128,482
Cost of goods sold	11,964	40,642	65,148
Selling, general and administrative	17,514	34,011	39,128
Severance expense	465	—	—
Depreciation and amortization	—	62,930	111,467
Total operating expenses	68,087	253,977	344,225
Operating income	145,242	188,396	99,164
Other (expense) income:
Debt extinguishment	(11,032)	—	—
Interest expense and other, net	(9,178)	(20,455)	(29,286)
Gain on sale of disposition of Wireless assets and operations	1,227,531	—	—
Income before income taxes	1,352,563	167,941	69,878
Income tax expense	361,661	43,844	16,310
Income from discontinued operations, net of tax	$990,902	$124,097	$53,568

Consummation of the sale triggered the recognition of approximately $21.2 million of incremental selling costs during 2021, for contingent deal advisory fees and severance expenses, which are netted against the gain on sale of disposition of Wireless assets and operations. In addition, also triggered by the disposition event, we recognized an $11.0 million loss on debt extinguishment and incurred interest expense of approximately $2.6 million on the termination of our interest rate swaps in connection with the Wireless sale.

The Company generated $10.2 million in revenue from T-Mobile throughout the remainder of 2021 after the consummation of the sale.

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

These contracts are generally cancellable at the customer’s discretion without penalty at any time. We allocate the total transaction price in these transactions based upon the standalone selling price of each distinct good or service. We generally recognize these revenues over time as customers simultaneously receive and consume the benefits of the service, with the exception of equipment sales and home wiring, which are recognized as revenue at a point in time when control transfers and when installation is complete, respectively. Installation fees charged upfront without transfer of commensurate goods or services to the customer are allocated to services and are recognized ratably over the longer of the contract term or the period in which the unrecognized fee remains material to the contract, which we estimate to be about one year. Additionally, the Company incurs commission costs related to in-house and third-party vendors which are capitalized and amortized over the expected weighted average customer life which is approximately six years.

Below is a summary of the Broadband segment's capitalized contract acquisition costs:

(in thousands)	2021	2020
Beginning Balance	$7,358	$5,147
Commission payments	3,229	4,399
Contract amortization	(2,440)	(2,188)
Ending Balance	$8,147	$7,358

Our Broadband segment also provides Ethernet and Wavelength fiber optic services to commercial fiber customers under capacity agreements, and the related revenue is recognized over time. In some cases, non-refundable upfront fees are charged for connecting commercial fiber customers to our fiber network. Those amounts are recognized ratably over the longer of the contract term or the period in which the unrecognized fee remains material to the respective contract. A related contract liability of $3.5 million at December 31, 2021, is expected to be recognized into revenue at the rate of approximately $0.2 million per year.

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

No customers accounted for more than 10% of revenue for the years ended December 31, 2021, 2020 and 2019 and no customer made up more than 10% of accounts receivable at December 31, 2021 and December 31, 2020.

Note 5. Investments

Investments consist of the following:

(in thousands)	December 31, 2021	December 31, 2020
SERP Investments at fair value	$2,317	$2,687
Cost method investments	11,004	10,536
Equity method investments	340	546
Total investments	$13,661	$13,769

SERP Investments at fair value: The Company holds the SERP investments in a rabbi trust as a source of funding for future payments under the plan. The SERP’s investments were designated as trading securities and will be liquidated and paid out to the participants six months after retirement. The benefit obligation to participants is always equal to the value of the SERP assets under ASC 710, Compensation.

Cost Method Investments: Our investment in CoBank’s Class A common stock, derived from the CoBank patronage program, represented substantially all of our cost method investments with a balance of $10.3 million and $9.8 million at December 31, 2021 and 2020, respectively. We recognized approximately $2.0 million, $4.2 million and $4.2 million of patronage income in Other income (expense) in 2021, 2020 and 2019, respectively. Historically, approximately 75% of the patronage distributions were collected in cash and 25% in equity.

Equity Method Investments: At December 31, 2021, the Company had a 20.0% ownership interest in Valley Network Partnership (“ValleyNet”). The Company and ValleyNet purchase capacity on one another’s fiber network. We recognized revenue of $0.7 million, $0.9 million, and $1.0 million from providing service to ValleyNet during 2021, 2020, and 2019, respectively. We recognized cost of service of $1.2 million, $2.7 million, and $3.0 million for the use of ValleyNet’s network during 2021, 2020, and 2019, respectively.

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

($ in thousands)	Estimated Useful Lives	December 31, 2021	December 31, 2020
Land		$3,771	$3,909
Land improvements	10 years	3,478	2,910
Buildings and structures	10 - 45 years	96,323	91,335
Cable and fiber	15 - 30 years	453,405	390,209
Equipment and software	4 - 8 years	391,293	331,047
Plant in service		948,270	819,410
Plant under construction		79,963	49,417
Total property, plant and equipment		1,028,233	868,827
Less: accumulated amortization and depreciation		474,071	428,400
Property, plant and equipment, net		$554,162	$440,427

Property, plant and equipment net, increased due primarily to capital expenditures in the Broadband segment driven by our Glo Fiber market expansion. In Q4 2021, the Company ceased expansion of its Beam network, resulting in abandonment of related property, plant and equipment. Consequently, the Company recorded $6.0 million of impairment charges related to abandonment of Beam property, plant and equipment after estimating the salvage value based on quoted prices for the assets.

Note 7. Goodwill and Intangible Assets

The Company's intangible assets consisted of the following:

	December 31, 2021			December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Goodwill - Broadband	$3,244	$—	$3,244	$3,244	$—	$3,244
Indefinite-lived intangibles:
Cable franchise rights	$64,334	$—	$64,334	$64,334	$—	$64,334
FCC spectrum licenses	13,839	—	13,839	29,958	—	29,958
Railroad crossing rights	141	—	141	141	—	141
Total indefinite-lived intangibles	78,314	—	78,314	94,433	—	94,433

Finite-lived intangibles:
FCC spectrum licenses	6,811	(672)	6,139	6,811	(340)	6,471
Subscriber relationships	28,425	(26,451)	1,974	28,425	(26,000)	2,425
Other intangibles	463	(303)	160	463	(277)	186
Total finite-lived intangibles	35,699	(27,426)	8,273	35,699	(26,617)	9,082
Total goodwill and intangible assets	$117,257	$(27,426)	$89,831	$133,376	$(26,617)	$106,759

During the third quarter of 2020, the Company was awarded certain indefinite-lived Citizens Broadband Radio Service ("CBRS") spectrum licenses to be used within the Broadband segment. The Company paid an aggregate deposit of $16.1 million with the licenses subject to final approval and issuance by the Federal Communications Commission (“FCC”). The licenses will provide us priority access rights over general access users other than incumbents, in that specific band, in accordance with the FCC’s three-tier CBRS band spectrum sharing framework to utilize designated radio frequency spectrum within specific geographic service areas to provide wireless communication services. The FCC has delayed the issuance of the licenses because the allowable spectrum ownership levels for certain of our investors would be exceeded should the licenses be issued. The Company is currently in discussions with the FCC and is considering to forego the issuance of certain licenses included in this transaction covering 15 markets with a cost basis of approximately $4.5 million in exchange for a refund and expects resolution in early 2022. The entire deposit of $16.1 million is classified within prepaid expenses and other in the Company's consolidated balance sheet as of December 31, 2021.
For the years ended December 31, 2021, 2020 and 2019, amortization expense was approximately $0.8 million, $0.7 million and $0.5 million, respectively.

Our finite-lived intangible assets are amortized over the following estimated useful lives:

Estimated Useful Life
FCC spectrum licenses	18 - 30 years
Subscriber relationships	3 - 10 years
Other intangibles	15 - 20 years

The following table summarizes expected amortization of intangible assets at December 31, 2021:

(in thousands)	Amortization of Intangible Assets

2022	$772
2023	772
2024	772
2025	768
2026	427
Thereafter	4,762
Total	$8,273

Note 8.     Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	December 31, 2021	December 31, 2020
Deposit for FCC spectrum licenses	$16,118	$—
Prepaid maintenance expenses	8,391	4,018
Broadband contract acquisition costs	2,502	2,308
SERP investments	801	—
Other	2,018	1,196
Prepaid expenses and other	$29,830	$7,522

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	December 31, 2021	December 31, 2020
Broadband contract acquisition costs	$5,645	$5,050
Prepaid expenses and other	4,653	1,398
Deferred charges and other assets	$10,298	$6,448

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	December 31, 2021	December 31, 2020
Interest rate swaps	$—	$4,048
Accrued programming costs	3,084	2,868
Sales and property taxes payable	1,065	1,072
Restructuring accrual	1,761	—
Other current liabilities	8,739	5,881
Accrued liabilities and other	$14,649	$13,869

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	December 31, 2021	December 31, 2020
Noncurrent portion of deferred lease revenue	$19,749	$18,687
FCC spectrum license obligations	3,807	3,845
Noncurrent portion of financing leases	1,614	1,492
Other	461	881
Other liabilities	$25,631	$24,905
Restructuring activities
During 2021, in connection with the disposition of our Wireless segment, we implemented a restructuring plan whereby certain employees were notified of their pending dismissal under the workforce reduction program. The following table identifies severance activity that has occurred as a result of the plan:

(in thousands)	Year Ended December 31, 2021
Beginning Balance January 1, 2021	$—
Expense (1)	3,862
Payments (2)	(2,101)
Ending Balance - December 31, 2021	$1,761
_______________________________________________________
(1)For the year ended December 31, 2021, approximately $2.2 million of expense was recognized within discontinued operations and $1.7 million in continuing operations.
(2)For the year ended December 31, 2021, approximately $1.4 million of payments were attributable to discontinued operations and $0.7 million in continued operations.

Asset Retirement Obligations:

Our asset retirement obligations ("ARO") arise from certain of our leases and generally require us to remove our towers from ground leases. The Company's estimates related to ARO were revised during 2021 resulting in recognition of an additional obligation of $4.3 million. Below is a summary of our current and non-current asset retirement obligations:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Balance at beginning of year	$5,113	$6,152	$8,808
Additional liabilities accrued	4,334	262	593
Changes to prior estimates	(44)	(1,633)	(3,659)
Payments	—	—	—
Accretion expense	421	332	410
Balance at end of year	$9,824	$5,113	$6,152

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

The incremental borrowing rate is determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the observable unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate. At December 31, 2021, our operating leases had a weighted average remaining lease term of twenty years and a weighted average discount rate of 4.4%. Our finance leases had a weighted average remaining lease term of fourteen years and a weighted average discount rate of 5.2%.

During 2021, we recognized $7.1 million of operating lease expense and $0.6 million of interest and depreciation expense on finance leases. Operating lease expense is presented in cost of service or selling, general and administrative expense based on the use of the relevant facility. Variable lease payments and short-term lease expense were both immaterial. We remitted $5.6 million of operating lease payments during 2021. We also obtained $11.1 million and $6.8 million of leased assets in exchange for new operating lease liabilities recognized during 2021 and 2020, respectively.

The following table summarizes the expected maturity of lease liabilities at December 31, 2021:

(in thousands)	Operating Leases	Finance Leases	Total
2022	$5,546	$180	$5,726
2023	5,159	182	5,341
2024	4,815	184	4,999
2025	4,636	186	4,822
2026	4,150	159	4,309
2027 and thereafter	65,909	1,503	67,412
Total lease payments	90,215	2,394	92,609
Less: Interest	35,205	696	35,901
Present value of lease liabilities	$55,010	$1,698	$56,708

We recognized $11.1 million of operating lease revenue during 2021 related to the cell site colocation space and dedicated fiber optic strands that we lease to our customers, which is included in service and other revenue in the consolidated statements of comprehensive income. Substantially all of our lease revenue relates to fixed lease payments.

Below is a summary of our contractual minimum rental receipts expected under the lease agreements in place at December 31, 2021:

(in thousands)	Operating Leases
2022	$14,460
2023	12,947
2024	12,083
2025	11,134
2026	8,198
2027 and thereafter	28,915
Total	$87,737

Note 10. Debt

Our cash payments for interest were $10.4 million and $18.6 million during 2021 and 2020, respectively.

As discussed in Note 3, Discontinued Operations, upon consummation of the Transaction, the Company used approximately $681 million of the proceeds received from the sale to fully repay all outstanding principal amounts under, and terminate the Credit Agreement existing as of June 30, 2021 ("Prior Credit Agreement").

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

The Company may use the proceeds from the Revolver and the Term Loans to finance capital expenditures, provide working capital, and for other general corporate purposes of the Company and its subsidiaries, including the payment of fees and expenses in connection with the foregoing. The Term Loans, when drawn upon, are to be repaid in quarterly principal installments commencing on September 30, 2023, with the unpaid balance of the Term Loans due at maturity, as set forth in the Credit Agreement. Interest payments on outstanding loans are required monthly, beginning in the period of the initial and any subsequent draws.

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

Indebtedness outstanding under any of the Facilities may be accelerated upon the occurrence of an Event of Default (as defined in the Credit Agreement). As of December 31, 2021, the Company had not drawn on the Term Loans or the Revolver and was in compliance with the financial covenants in its credit agreements.

The International Exchange (ICE) Benchmark Administration (the “IBA”) ceased the publication of one-week and two-month LIBOR on December 31, 2021 and expects to phase-out the remaining tenors (overnight, one-month, three-month, six-month and 12-month) on June 30, 2023. Our term loans and revolver identify LIBOR as a reference rate for tenors ceasing on June 30, 2023 and mature after 2023. Alternative reference rates that replace LIBOR may not yield the same or similar economic results over the terms of the financial instruments. The transition from LIBOR could result in us paying higher or lower interest rates on our current LIBOR-indexed Term Loans. Our Credit Agreement includes provisions that provide for the identification of a LIBOR replacement rate. Due to the uncertainty regarding the transition from LIBOR-indexed financial instruments and the manner in which an alternative reference rate will apply, we cannot yet reasonably estimate the expected financial impact of the LIBOR transition. Any changes to the reference rate will be agreed through an amendment to the Credit Agreement and are expected to reference the Secured Overnight Financing Rate, though the timing of such amendment and applicability to any future amounts owed under the Credit Agreement are not certain at this time.

Note 11. Derivatives and Hedging
As discussed in Note 3, Discontinued Operations, upon consummation of the Transaction, the Company used approximately $2.6 million of the proceeds received from the sale to fully satisfy its obligations under, and terminate, the interest rate swaps. Amounts reclassified from accumulated other comprehensive income (loss) are presented as part of income from discontinued operations.

The table below summarizes changes in accumulated other comprehensive income (loss) by component, including the reclassification from accumulated other comprehensive income (loss) into earnings following the swap termination:

(in thousands)	(Losses) Gains on Cash Flow Hedges	Income Tax (Expense) Benefit	Accumulated Other Comprehensive (Loss) Income, net of taxes
Balance as of December 31, 2020	$(4,048)	$(658)	$(4,706)
Other comprehensive income (loss) before reclassifications	1,447	(361)	1,086
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	2,601	1,019	3,620
Net current period other comprehensive (loss) income	4,048	658	4,706
Balance as of December 31, 2021	$—	$—	$—

Note 12. Income Taxes

The Company files a consolidated U.S. federal income tax return and various state income tax returns. The provision for the federal and state income taxes attributable to income (loss) consists of the following components:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Current (benefit) expense
Federal taxes	$(21,392)	$(13,748)	$(16,393)
State taxes	(2,565)	(2,148)	(282)
Total current provision	(23,957)	(15,896)	(16,675)
Deferred expense (benefit)
Federal taxes	25,518	13,325	16,286
State taxes	(3,255)	1,581	395
Total deferred provision	22,263	14,906	16,681
Income tax (benefit) expense	$(1,694)	$(990)	$6
Effective tax rate	(27.2)%	(168.9)%	0.3%

A reconciliation of income tax expense (benefit) determined by applying the federal and state tax rates to income before income taxes is as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Expected tax expense at federal statutory	$1,310	$24	$371
State income taxes, net of federal tax effect	438	54	15
Revaluation of deferred tax liabilities	(5,206)	—	—
Stranded tax effects reclassified from other comprehensive income	1,620	—	—
Excess tax benefit from share based compensation and other expense, net	144	(1,068)	(380)
Income tax (benefit) expense	$(1,694)	$(990)	$6

The effective tax rate in 2021 decreased from 2020, primarily as a result of recognition of non-cash deferred tax benefits triggered by the disposition of Wireless assets and operations, (see Note 3 – Discontinued Operations), which drove a reduction in the Company’s future estimated tax rate, as apportionable income and expenses for higher tax rate jurisdictions was reduced, resulting in a revaluation of deferred tax liabilities during the year ended December 31, 2021.

The Company's net cash payments for income taxes were $459.1 million in the year ended December 31, 2021, which included $434.3 million of payments related to the taxable gain from the sale of the Wireless business. The Company's cash payments for income taxes were $11.2 million in the year ended December 31, 2020.

Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply in the year of reversal or settlement and arise from temporary differences between the US GAAP and tax bases of the following assets and liabilities:

(in thousands)	December 31, 2021	December 31, 2020
Deferred tax assets:
Leases	$15,483	$123,129
Asset retirement obligations	2,581	10,403
Net operating loss carry-forwards	5,878	7,723
Pension liabilities	2,148	3,868
Accruals and stock based compensation	2,572	3,093
Other	6,300	5,002
Total gross deferred tax assets	34,962	153,218
Less valuation allowance	—	—
Net deferred tax assets	34,962	153,218

Deferred tax liabilities:
Property, plant and equipment	92,449	127,602
Leases	15,410	126,458
Intangible assets	10,710	25,722
Prepaid assets and other	2,407	22,120
Total gross deferred tax liabilities	120,976	301,902
Net deferred tax liabilities	$86,014	$148,684

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in prior carryback years if available and tax planning strategies in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods for which the deferred tax assets are deductible, and the option to elect out of bonus depreciation on in-serviced fixed assets, the Company believes it more likely than not that the net deferred tax assets will be realized.

The Company has a deferred tax asset of $5.9 million related to federal and various state net operating losses. As of December 31, 2021, the Company had approximately $27.8 million of federal net operating losses expiring through 2027. The Company also had approximately $0.3 million of state net operating losses expiring through 2036.

As of December 31, 2021 and 2020, the Company had no unrecognized tax benefits.

The Company is not currently subject to state or federal income tax audits as of December 31, 2021. The Company's returns are generally open to examination from 2018 forward and the net operating losses acquired from nTelos are open to examination from 2002 forward.

Note 13. Stock Compensation, Earnings per Share, and Dividends

The Company's 2014 Stock Incentive Plan ("the Plan") allows for the grant of equity based incentive compensation to all employees. The Plan authorizes grants of up to an additional 3,000,000 shares over a ten-year period beginning in 2014. Under the Plan, grants may take the form of stock awards, awards of options to acquire stock, stock appreciation rights, and other forms of equity based compensation; both options to acquire stock and stock awards were granted.

The Company granted approximately 200 thousand restricted stock units (RSUs) to employees and directors during 2021 at an average market price of $28.99. The Company also granted, approximately 59 thousand performance-based Relative Total Shareholder Return (“RTSR”) awards to employees at an average value of $34.05 during 2020.

On July 2, 2021, the Company’s Board of Directors declared a special dividend of $18.75 per share on the issued and outstanding shares of the Company’s common stock (the “Special Dividend”). On August 4, 2021, in accordance with the Plan, the Company's Board of Directors adopted a resolution to modify the outstanding equity awards to offset the grantees’ loss in intrinsic value caused by the disposition of wireless and the decline in the Company's share price following the Special Dividend. Approximately 81 thousand awards were issued, split between RSUs and RTSRs, as a result of this modification. No other terms or conditions of the outstanding equity awards were modified, no incremental expense was required to be recognized, and there was no significant impact to dilutive securities.

The Company's RSUs generally have service requirements only or performance and service requirements with vesting periods ranging from one year for directors to four years for employees. RTSR awards generally vest over an approximate three year period. The performance factor applied to the RTSR awards is based upon the Company's stock performance compared to a group of peer companies. The actual number of shares to be issued can range from 0% to 150% of the awards granted.

The cost of employee services received in exchange for share-based awards classified as equity is measured using the estimated fair value of the award on the date of the grant, and the related expense is recorded using the straight-line method consistent with the recipient's respective service period.

Stock-based compensation expense was as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Stock compensation expense	$3,552	$6,227	$3,732
Capitalized stock compensation	144	320	365
Stock compensation expense, net	$3,408	$5,907	$3,367

As of December 31, 2021, there was $5.9 million of total unrecognized compensation cost related to non-vested incentive awards that are expected to be recognized over weighted average period of 1.8 years.

We utilize the treasury stock method to calculate the impact on diluted earnings per share that potentially dilutive stock-based compensation awards have. The following table indicates the computation of basic and diluted earnings per share:

	Years Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Calculation of net income per share:
Income from continuing operations	$7,929	$1,576	$1,932
Income from discontinued operations, net of tax	$990,902	$124,097	$53,568
Net income	$998,831	$125,673	$55,500
Basic weighted average shares outstanding	50,026	49,901	49,811
Basic net income per share - continuing operations	$0.16	$0.03	$0.04
Basic net income per share - discontinued operations	$19.81	$2.49	$1.07
Basic net income per share	$19.97	$2.52	$1.11

Effect of stock-based compensation awards outstanding:
Basic weighted average shares outstanding	50,026	49,901	49,811
Effect from dilutive shares and options outstanding	123	123	290
Diluted weighted average shares outstanding	50,149	50,024	50,101
Diluted net income per share - continuing operations	$0.16	$0.03	$0.04
Diluted net income per share - discontinued operations	$19.76	$2.48	$1.07
Diluted net income per share	$19.92	$2.51	$1.11
There were approximately 259 thousand anti-dilutive awards outstanding during 2021 and fewer than 110 thousand anti-dilutive awards outstanding during 2020 and 2019.

The Special Dividend was paid on August 2, 2021. The total payout to Shentel shareholders, including amounts reinvested in the Company’s stock via the Company’s Dividend Reinvestment Plan, was approximately $937 million. In addition to the Special Dividend, on October 27, 2021, the Company Board of Directors declared the annual dividend of $0.07 per share on the issued and outstanding shares of the Company's common stock (the "Annual Dividend"). The Annual Dividend was paid on December 1, 2021. The total payout to Shentel shareholders, including amounts reinvested in the Company’s stock via the Company’s Dividend Reinvestment Plan, was approximately $3 million.

Note 14. Commitments and Contingencies

We are committed to make payments to satisfy our lease liabilities. The scheduled payments under those obligations are summarized in Note 9, Leases. We also have outstanding unconditional purchase commitments to procure marketing services and IT software licenses through 2026 and commitments for licenses to access Educational Broadband Service (“EBS”) spectrum channels through 2039. For the years ended December 31, 2021, 2020 and 2019 we paid $3.4 million, $1.4 million and $0.5 million, respectively, for the marketing services and IT software license purchase commitments. For each of the years ended December 31, 2021, 2020 and 2019, we paid approximately $0.1 million for access to certain EBS spectrum channels. The Company is obligated to make the following future minimum payments under the non-cancelable terms of these commitments as of December 31, 2021:

(in thousands)	Purchase Commitments
2022	$3,658
2023	2,410
2024	1,385
2025	840
2026	190
2027 and thereafter	109
Total	$8,592

The Company is subject to claims and legal actions that may arise in the ordinary course of business. The Company does not believe that any of these pending claims or legal actions are either probable or reasonably possible of a material loss.

Note 15. Segment Reporting

The divestiture of our Wireless operations on July 1, 2021 represented a strategic shift in the Company’s business which therefore qualified the segment as a discontinued operation. As a result, for all periods presented, the operating results and cash flows related to the Wireless segment were reflected as a discontinued operation in our Consolidated Statements of Comprehensive Income and the Consolidated Statements of Cash Flows. The tables below reflect the results of operations of the Company's reportable segments in continuing operations, consistent with internal reporting used by the Company. Intercompany revenue is primarily derived from services provided to the discontinued operation, for periods prior to the divestiture.

Year ended December 31, 2021:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$177,530	$—	$—	$177,530
Commercial Fiber	30,842	—	—	30,842
RLEC & Other	15,249	—	—	15,249
Tower lease	—	12,393	—	12,393
Service revenue and other	223,621	12,393	—	236,014
Revenue for service provided to the discontinued Wireless operations	4,459	5,311	(545)	9,225
Total revenue	228,080	17,704	(545)	245,239
Operating expenses
Cost of services	97,283	5,438	(422)	102,299
Selling, general and administrative	47,840	1,197	33,414	82,451
Restructuring expense	202	—	1,525	1,727
Impairment expense	5,986	—	—	5,986
Depreciation and amortization	47,937	2,053	5,216	55,206
Total operating expenses	199,248	8,688	39,733	247,669
Operating income (loss)	$28,832	$9,016	$(40,278)	$(2,430)

Capital expenditures	$156,131	$977	$2,993	$160,101

Year ended December 31, 2020:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$154,956	$—	$—	$154,956
Commercial Fiber	24,431	—	—	24,431
RLEC & Other	15,971	—	—	15,971
Tower lease	—	7,402	—	7,402
Service revenue and other	195,358	7,402	—	202,760
Revenue for service provided to the discontinued Wireless operations	8,989	9,653	(627)	18,015
Total revenue	204,347	17,055	(627)	220,775
Operating expenses
Cost of services	84,893	4,896	(132)	89,657
Selling, general and administrative	39,472	1,430	44,114	85,016
Depreciation and amortization	41,076	1,906	5,721	48,703
Total operating expenses	165,441	8,232	49,703	223,376
Operating income (loss)	$38,906	$8,823	$(50,330)	$(2,601)

Capital expenditures	$117,246	$2,001	$1,203	$120,450

Year ended December 31, 2019:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$142,290	$—	$—	$142,290
Commercial Fiber	23,004	—	—	23,004
RLEC & Other	18,257	—	—	18,257
Tower lease	—	6,965	—	6,965
Service revenue and other	183,551	6,965	—	190,516
Revenue for service provided to the discontinued Wireless operations	10,392	6,020	(66)	16,346
Total revenue	193,943	12,985	(66)	206,862
Operating expenses
Cost of services	79,858	3,777	(63)	83,572
Selling, general and administrative	33,545	937	43,364	77,846
Depreciation and amortization	38,566	1,976	6,244	46,786
Total operating expenses	151,969	6,690	49,545	208,204
Operating income (loss)	$41,974	$6,295	$(49,611)	$(1,342)

Capital expenditures	$60,627	$921	$5,500	$67,048

A reconciliation of the total of the reportable segments’ operating income to consolidated income before taxes is as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Total consolidated operating loss	$(2,430)	$(2,601)	$(1,342)
Other income, net	8,665	3,187	3,280
Income from continuing operations before income taxes	$6,235	$586	$1,938

The Company’s CODM does not currently review total assets by segment since the assets are centrally managed and some of the assets are shared by the segments, accordingly total assets by segment are not applicable.

Note 16. Quarterly Results (unaudited)

The following table reflects selected quarterly results for the Company. Amounts were adjusted from their previous presentation as a result of the error correction discussed in Note 1.

	Three Months Ended
(in thousands, except per share data)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Revenue	$59,691	$60,700	$62,244	$62,604
Operating income (loss)	2,230	2,390	851	(7,901)
Income (loss) from continuing operations	2,945	1,626	6,495	(3,137)
Income (loss) from discontinued operations, net of tax	48,472	51,566	(406)	(4,965)
Gain on the sale of discontinued operations, net of tax	—	—	886,732	9,503
Net income	51,417	53,192	892,821	1,401

Basic - Income (loss) from continuing operations	$0.06	$0.03	$0.13	$(0.06)
Basic - Income from discontinued operations, net of tax	$0.97	$1.04	$17.73	$0.09
Basic net income per share	$1.03	$1.07	$17.86	$0.03
Diluted - Income (loss) from continuing operations	$0.06	$0.03	$0.13	$(0.06)
Diluted - Income from discontinued operations, net of tax	$0.97	$1.03	$17.68	$0.09
Diluted net income per share	$1.03	$1.06	$17.81	$0.03

	Three Months Ended
(in thousands except per share data)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenue	$53,134	$54,336	$55,173	$58,132
Operating income (loss)	(1,648)	(2,361)	(121)	1,529
Income (loss) from continuing operations	(55)	(893)	985	1,539
Income from discontinued operations, net of tax	13,129	29,784	33,509	47,675
Net income	13,074	28,891	34,494	49,214

Basic - Income (loss) from continuing operations	$—	$(0.02)	$0.02	$0.03
Basic - Income from discontinued operations, net of tax	$0.26	$0.60	$0.67	$0.96
Basic net income per share	$0.26	$0.58	$0.69	$0.99
Diluted - Income (loss) from continuing operations	$—	$(0.02)	$0.02	$0.03
Diluted - Income from discontinued operations, net of tax	$0.26	$0.60	$0.67	$0.95
Diluted net income per share	$0.26	$0.58	$0.69	$0.98

Schedule II
Valuation and Qualifying Accounts

Changes in the Company’s allowance for doubtful accounts for accounts receivable for the years ended December 31, 2021, 2020 and 2019 are summarized below:

(in thousands)	Balance at Beginning of Year	Recoveries added to allowance	Bad debt expense	Write-offs	Balance at End of Year
Year Ended December 31, 2021
Allowance for doubtful accounts	$614	$530	$1,028	$(1,820)	$352
Year Ended December 31, 2020
Allowance for doubtful accounts	$533	$758	$1,220	$(1,897)	$614
Year Ended December 31, 2019
Allowance for doubtful accounts	$534	$649	$1,743	$(2,393)	$533

ITEM 16.FORM 10-K SUMMARY

None

Exhibits Index

Exhibit Number	Exhibit Description

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

3.2	Amended and Restated Bylaws of Shenandoah Telecommunications Company, effective February 22, 2022, filed as exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 28, 2022.

4.1	Description of the Company's Common Stock Registered Under Section 12 of the Exchange Act of 1934

10.1	Shenandoah Telecommunications Company Dividend Reinvestment Plan filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3D (No. 333-74297).

10.2
Credit Agreement, dated July 1, 2021, by and among Shenandoah Telecommunications Company, certain of its subsidiaries as guarantors, CoBank ACB, as administrative agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 1, 2021).

10.3	Supplemental Executive Retirement Plan as amended and restated, filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K dated March 23, 2007.

10.4
Addendum VI dated May 24, 2004 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., Wireless Co, L.P., APC PCS, LLC, Phillie Co, L.P., and Shenandoah Personal Communications Company filed as Exhibit 10.15 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2004.

10.5	2005 Stock Incentive Plan filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-127342).

10.6
Addendum VII dated March 13, 2007 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., Wireless Co., L.P., APC PCS, LLC, Phillie Co, L.P., and Shenandoah Personal Communications Company, filed as Exhibit 10.31 to the Company’s Report on Form 10-K for the year ended December 31, 2006.

10.7	Addendum VIII to the Sprint Management Agreement dated November 19, 2007, filed as Exhibit 10.36 to the Company’s Current Report on Form 8-K dated November 20, 2007.

10.8	Addendum IX to the Sprint Management Agreement dated as of April 14, 2009, and filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K dated March 8, 2010.

10.9
Addendum X dated March 15, 2010 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., Wireless Co, L.P., APC PCS, LLC, Phillie Co, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.44 to the Company’s Current Report on Form 10-Q, dated May 7, 2010.

10.10
Addendum XI dated July 7, 2010 to Sprint PCS Management Agreement by and among Sprint Spectrum L.P., Wireless Co, L.P., APC PCS, LLC, Phillie Co, L.P., Sprint Communications Company L.P. and Shenandoah Personal Communications Company, filed as Exhibit 10.45 to the Company’s Current Report on Form 8-K dated July 8, 2010.

10.11	2014 Equity Incentive Plan filed as Appendix A to the Company’s Definitive Proxy Statement filed on March 13, 2014 (No. 333-196990).

10.12	Form of Stock Option Awards for Executives under the 2014 Equity Incentive Plan.

10.13	Form of Restricted Stock Unit Award for Executives under the 2014 Equity Incentive Plan.

10.14	Form of Performance Share Unit Award for Executives under the 2014 Equity Incentive Plan.

*21	List of Subsidiaries.

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*31.3	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data filing because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SHENANDOAH TELECOMMUNICATIONS COMPANY

February 28, 2022	/S/ CHRISTOPHER E. FRENCH
Christopher E. French, President & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/CHRISTOPHER E. FRENCH	President & Chief Executive Officer,
February 28, 2022	Director (Principal Executive Officer)
Christopher E. French

/s/JAMES J. VOLK	Senior Vice President – Chief Financial Officer
February 28, 2022	(Principal Financial Officer)
James J. Volk

/s/DENNIS A. ROMPS	Vice President - Chief Accounting Officer
February 28, 2022	(Principal Accounting Officer)
Dennis A. Romps

/s/THOMAS A. BECKETT	Director
February 28, 2022
Thomas A. Beckett

/s/TRACY FITZSIMMONS	Director
February 28, 2022
Tracy Fitzsimmons

/s/JOHN W. FLORA	Director
February 28, 2022
John W. Flora

/s/ RICHARD L. KOONTZ, JR.	Director
February 28, 2022
Richard L. Koontz, Jr.

/s/DALE S. LAM	Director
February 28, 2022
Dale S. Lam

/s/KENNETH L. QUAGLIO	Director
February 28, 2022
Kenneth L. Quaglio

/s/LEIGH ANN SCHULTZ	Director
February 28, 2022
Leigh Ann Schultz

/s/VICTOR C. BARNES	Director
February 28, 2022
Victor C. Barnes