Form 10-Q
period 2022-03-31
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2022-04-28
CIK 354963

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(540) 984-4141
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock (No Par Value)	SHEN	NASDAQ Global Select Market	50,056,339
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)	(The number of shares of the registrant's common stock outstanding on April 22, 2022)

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
Yes ☐  No  ☒

SHENANDOAH TELECOMMUNICATIONS COMPANY

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$53,981	$84,344
Accounts receivable, net of allowance for doubtful accounts of $347 and $352, respectively	15,757	22,005
Income taxes receivable	29,729	30,188
Prepaid expenses and other	26,643	29,830
Total current assets	126,110	166,367
Investments	13,284	13,661
Property, plant and equipment, net	581,541	554,162
Intangible assets, net and goodwill	89,633	89,831
Operating lease right-of-use assets	57,130	56,414
Deferred charges and other assets	15,553	10,298
Total assets	$883,251	$890,733
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,422	$28,542
Advanced billings and customer deposits	11,128	11,128
Accrued compensation	7,132	9,653
Current operating lease liabilities	3,087	3,318
Accrued liabilities and other	14,289	14,649
Total current liabilities	57,058	67,290
Other long-term liabilities:
Deferred income taxes	85,665	86,014
Asset retirement obligations	9,747	9,615
Benefit plan obligations	8,097	8,216
Non-current operating lease liabilities	52,719	51,692
Other liabilities	25,636	25,631
Total other long-term liabilities	181,864	181,168
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, no par value, authorized 96,000; 50,049 and 49,965 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid in capital	52,008	49,351
Retained earnings	592,321	592,924
Total shareholders’ equity	644,329	642,275
Total liabilities and shareholders’ equity	$883,251	$890,733

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)	Three Months Ended March 31,
	2022	2021
Service revenue and other	$64,414	$59,691
Operating expenses:
Cost of services exclusive of depreciation and amortization	26,339	23,424
Selling, general and administrative	23,771	20,153
Restructuring expense	—	618
Depreciation and amortization	14,684	13,266
Total operating expenses	64,794	57,461
Operating income (loss)	(380)	2,230
Other income (expense):
Other income (expense), net	(170)	1,600
Income (loss) from continuing operations before income taxes	(550)	3,830
Income tax expense	53	885
Income (loss) from continuing operations	(603)	2,945
Income from discontinued operations, net of tax	—	48,472
Net income (loss)	(603)	51,417

Other comprehensive income:
Unrealized income on interest rate hedge, net of tax	—	773
Comprehensive income (loss)	$(603)	$52,190

Net income (loss) per share, basic and diluted:
Basic - Income (loss) from continuing operations	$(0.01)	$0.06
Basic - Income from discontinued operations, net of tax	$—	$0.97
Basic net income (loss) per share	$(0.01)	$1.03

Diluted - Income (loss) from continuing operations	$(0.01)	$0.06
Diluted - Income from discontinued operations, net of tax	$—	$0.97
Diluted net income (loss) per share	$(0.01)	$1.03

Weighted average shares outstanding, basic	50,146	49,947
Weighted average shares outstanding, diluted	50,146	50,081

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	49,965	$49,351	$592,924	$—	$642,275
Net loss	—	—	(603)	—	(603)
Stock based compensation	110	3,252	—	—	3,252
Common stock issued	1	8	—	—	8
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(27)	(603)	—	—	(603)
Balance, March 31, 2022	50,049	$52,008	$592,321	$—	$644,329

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2020	49,868	$47,317	$534,440	$(4,706)	$577,051
Net income	—	—	51,417	—	51,417
Net gain on interest rate swaps, net of tax	—	—	—	773	773
Stock based compensation	109	746	—	—	746
Common stock issued	—	8	—	—	8
Shares retired for settlement of employee taxes upon issuance of vested equity awards	(33)	(1,486)	—	—	(1,486)
Balance, March 31, 2021	49,944	$46,585	$585,857	$(3,933)	$628,509

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(603)	$51,417
Income from discontinued operations, net of tax	—	48,472
Income (loss) from continuing operations	(603)	2,945
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,684	13,266
Stock based compensation expense, net of amount capitalized	3,143	642
Deferred income taxes	(349)	—
Other, net	1,017	(202)
Changes in assets and liabilities:
Accounts receivable	5,890	1,861
Current income taxes	459	885
Operating lease assets and liabilities, net	80	(260)
Other assets	(1,365)	(5,683)
Accounts payable	(4,130)	(281)
Other deferrals and accruals	(2,760)	(4,037)
Net cash provided by operating activities - continuing operations	16,066	9,136
Net cash provided by operating activities - discontinued operations	—	75,530
Net cash provided by operating activities	16,066	84,666

Cash flows from investing activities:
Capital expenditures	(45,693)	(39,482)
Proceeds from sale of assets and other	86	14
Net cash used in investing activities - continuing operations	(45,607)	(39,468)
Net cash used in investing activities - discontinued operations	—	(882)
Net cash used in investing activities	(45,607)	(40,350)

Cash flows from financing activities:
Taxes paid for equity award issuances	(603)	(1,486)
Payments for financing arrangements and other	(219)	(496)
Net cash used in financing activities - continuing operations	(822)	(1,982)
Net cash used in financing activities - discontinued operations	—	(8,549)
Net cash used in financing activities	(822)	(10,531)
Net increase (decrease) in cash and cash equivalents	(30,363)	33,785
Cash and cash equivalents, beginning of period	84,344	195,397
Cash and cash equivalents, end of period	$53,981	$229,182

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$—	$(3,897)

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Other Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021. As discussed in Notes 1 and 16 to the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021, the Company determined that an immaterial error existed in our previously issued financial statements. As such, the Company revised its historical unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2021. Refer to the table below for a summary of these revisions.

	For the Three Months Ended March 31, 2021
($ in thousands)	Pre-Adjustment	Error Correction	Post-Adjustment
Unaudited Condensed Consolidated Statement of Comprehensive Income:
Cost of services	$23,283	$141	$23,424
Income from continuing operations before income taxes	3,971	(141)	3,830
Income tax expense	922	(37)	885
Income from continuing operations	3,049	(104)	2,945
Net income	51,521	(104)	51,417
Comprehensive income	52,294	(104)	52,190

The preparation of the unaudited condensed consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies at the date of the unaudited condensed consolidated financial statements. These estimates are inherently subject to judgment and actual results could differ.

Adoption of New Accounting Principles

There have been no material developments related to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company's unaudited condensed consolidated financial statements and note disclosures, from those disclosed in the Company's 2021 Annual Report on Form 10-K, that would be expected to impact the Company.

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

The assets and liabilities that transferred in the sale (the "disposal group") were presented as held for sale within our historical unaudited condensed consolidated balance sheets, and discontinued operations within our historical unaudited condensed consolidated statements of comprehensive income (loss).

Income from discontinued operations, net of tax in the unaudited condensed consolidated statements of comprehensive income (loss) consist of the following:

(in thousands)	Three Months Ended March 31, 2021
Revenue:
Service revenue and other	$100,674
Equipment revenue	6,399
Total revenue	107,073
Operating expenses:
Cost of services	19,427
Cost of goods sold	6,221
Selling, general and administrative	10,702
Severance expense	211
Total operating expenses	36,561
Operating income	70,512
Interest expense and other, net	(4,384)
Income before income taxes	66,128
Income tax expense	17,656
Income from discontinued operations, net of tax	$48,472

There was no material income from discontinued operations for the three months ended March 31, 2022.

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

These contracts are generally cancellable at the customer’s discretion without penalty at any time. We allocate the total transaction price in these transactions based upon the standalone selling price of each distinct good or service. We generally recognize these revenues over time as customers simultaneously receive and consume the benefits of the service, with the exception of equipment sales and home wiring, which are recognized as revenue at a point in time when control transfers and when installation is complete, respectively. Installation fees, charged upfront without transfer of commensurate goods or services to the customer, are allocated to services and are recognized ratably over the longer of the contract term or the period in which the unrecognized fee remains material to the contract, which we estimate to be one year. Additionally, the Company incurs commission expenses related to in-house and third-party vendors which are capitalized and amortized over the expected weighted average customer life which is approximately six years. Amortization of capitalized commission expenses is recorded in selling, general and administrative expenses in the Company's unaudited condensed consolidated statements of comprehensive income (loss).

Below is a summary of the Broadband segment's capitalized contract acquisition costs:

	Three Months Ended March 31,
(in thousands)	2022	2021
Beginning Balance	$8,147	$7,358
Contract payments	338	1,114
Contract amortization	(182)	(709)
Ending Balance	$8,303	$7,763

Our Broadband segment also provides Ethernet and Wavelength fiber optic services to commercial fiber customers under capacity agreements, and the related revenue is recognized over time. In some cases, non-refundable upfront fees are charged for connecting commercial fiber customers to our fiber network. Those amounts are recognized ratably over the longer of the contract term or the period in which the unrecognized fee remains material to the respective contract. A related contract liability of $3.9 million at March 31, 2022, is expected to be recognized into revenue at the rate of approximately $0.2 million per year.

The Broadband segment also leases dedicated fiber optic strands to customers as part of “dark fiber” agreements, which are accounted for as leases under Accounting Standards Codification 842, Leases, ("ASC 842"). Our Tower segment leases space on owned cell towers to our Broadband segment, and to other wireless carriers. Revenue from these leases is accounted for under ASC 842. Refer to Note 12, Segment Reporting, for a summary of these revenue streams.

Note 4. Investments

Investments consist of the following:

(in thousands)	March 31, 2022	December 31, 2021
SERP investments at fair value	$2,173	$2,317
Cost method investments	10,752	11,004
Equity method investments	359	340
Total investments	$13,284	$13,661

SERP Investments at Fair Value: The Supplemental Executive Retirement Plan (“SERP”) is a benefit plan that provides deferred compensation to certain employees. The Company holds the related investments in a rabbi trust as a source of funding for future payments under the plan. The SERP’s investments were designated as trading securities and will be liquidated and paid out to the participants upon retirement. The benefit obligation to participants is always equal to the value of the SERP assets under ASC 710, Compensation. Changes to the investments' fair value are presented in Other income (expense), while the reciprocal changes in the liability are presented in selling, general and administrative expense. At March 31, 2022 and December 31, 2021, an additional $0.8 million of SERP investments were presented as prepaid expenses and other (current assets) as we intend to liquidate certain investments to pay the current portion of our SERP obligation.

Cost Method Investments: Our investment in CoBank ACB’s Class A common stock represented substantially all of our cost method investments with a balance of $10.0 million and $10.3 million at March 31, 2022 and December 31, 2021, respectively. We recognized approximately $0.1 million and $1.0 million of patronage income in other income for the three months ended March 31, 2022 and 2021, respectively. Historically, approximately 75% of the patronage distributions were collected in cash and 25% in equity.

Equity Method Investments: At March 31, 2022 and December 31, 2021, the Company had a 20.0% ownership interest in Valley Network Partnership (“ValleyNet”). The Company and ValleyNet purchase capacity on one another’s fiber network, through related party transactions. We recognized revenue of $0.2 million during each of the three months ended March 31, 2022 and 2021. We recognized cost of service of $28.2 thousand and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.

Note 5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

($ in thousands)	Estimated Useful Lives	March 31, 2022	December 31, 2021
Land		$3,771	$3,771
Land improvements	10 years	3,483	3,478
Buildings and structures	10 - 45 years	96,504	96,323
Cable and fiber	15 - 30 years	476,573	453,405
Equipment and software	4 - 8 years	383,619	391,293
Plant in service		963,950	948,270
Plant under construction		105,027	79,963
Total property, plant and equipment		1,068,977	1,028,233
Less: accumulated depreciation and amortization		487,436	474,071
Property, plant and equipment, net		$581,541	$554,162

Property, plant and equipment net, increases were primarily attributable to capital expenditures in the Broadband segment due to expansion of Glo Fiber assets and market expansion. Depreciation expense was $14.5 million and $13.0 million for the three months ended March 31, 2022 and 2021, respectively.

Note 6. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	March 31, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Goodwill - Broadband	$3,244	$—	$3,244	$3,244	$—	$3,244
Indefinite-lived intangibles:
Cable franchise rights	64,334	—	64,334	64,334	—	64,334
FCC spectrum licenses	13,839	—	13,839	13,839	—	13,839
Railroad crossing rights	141	—	141	141	—	141
Total indefinite-lived intangibles	78,314	—	78,314	78,314	—	78,314

Finite-lived intangibles:
FCC spectrum licenses	6,811	(751)	6,060	6,811	(672)	6,139
Subscriber relationships	28,425	(26,564)	1,861	28,425	(26,451)	1,974
Other intangibles	463	(309)	154	463	(303)	160
Total finite-lived intangibles	35,699	(27,624)	8,075	35,699	(27,426)	8,273
Total goodwill and intangible assets	$117,257	$(27,624)	$89,633	$117,257	$(27,426)	$89,831

Amortization expense was $0.2 million for both the three months ended March 31, 2022 and 2021.

Note 7.     Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	March 31, 2022	December 31, 2021
Deposit for FCC spectrum licenses	$16,118	$16,118
Prepaid maintenance and software expenses	4,961	8,391
Broadband contract acquisition costs	2,610	2,502
SERP investments	801	801
Other	2,153	2,018
Prepaid expenses and other	$26,643	$29,830

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	March 31, 2022	December 31, 2021
Broadband contract acquisition costs	$5,693	$5,645
Prepaid maintenance and software expenses	9,860	4,653
Deferred charges and other assets	$15,553	$10,298

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	March 31, 2022	December 31, 2021
Accrued programming costs	$3,258	$3,084
Sales and property taxes payable	1,852	1,065
Restructuring accrual	905	1,761
Other current liabilities	8,274	8,739
Accrued liabilities and other	$14,289	$14,649

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	March 31, 2022	December 31, 2021
Noncurrent portion of deferred lease revenue	$19,449	$19,749
FCC spectrum license obligations	3,814	3,807
Noncurrent portion of financing leases	1,513	1,614
Other	860	461
Other liabilities	$25,636	$25,631

During the third quarter of 2020, the Company was awarded certain indefinite-lived Citizens Broadband Radio Service ("CBRS") spectrum licenses to be used within the Broadband segment. The Company paid an aggregate deposit of $16.1 million with the licenses subject to final approval and issuance by the Federal Communications Commission (“FCC”). The licenses will provide us priority access rights over general access users other than incumbents, in that specific band, in accordance with the FCC’s three-tier CBRS band spectrum sharing framework. The FCC is still reviewing the Company’s final application for the licenses. The entire deposit of $16.1 million is classified within prepaid expenses and other in the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021.

In 2021, as a result of the sale of our Wireless assets and operations, we implemented a restructuring plan whereby certain employees were notified of their pending dismissal under the workforce reduction program. We made $0.8 million in severance payments related to the workforce reduction program for the three months ended March 31, 2022. There were no severance payments for the three months ended March 31, 2021.

Note 8. Leases

We lease various broadband network and telecommunications sites, fiber optic cable routes, warehouses, retail stores, and office facilities for use in our business.

At March 31, 2022, our operating leases had a weighted average remaining lease term of twenty years and a weighted average discount rate of 4.4%. Our finance leases had a weighted average remaining lease term of fourteen years and a weighted average discount rate of 5.2%.

For each of the three months ended March 31, 2022 and 2021, we recognized $2.7 million and $1.4 million of operating lease expense, respectively. We recognized $0.1 million and $0.2 million of interest and depreciation expense on finance leases for the three months ended March 31, 2022 and 2021, respectively. Operating lease expense is presented in cost of service or selling, general and administrative expense based on the use of the relevant facility. Variable lease payments and short-term lease expense were both immaterial. We remitted $1.6 million and $1.5 million of operating lease payments for the three months ended March 31, 2022 and 2021, respectively. We also obtained $1.6 million and $2.7 million of leased assets in exchange for new operating lease liabilities recognized for the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes the expected maturity of lease liabilities at March 31, 2022:

(in thousands)	Operating Leases	Finance Leases	Total
2022	$3,905	$70	$3,975
2023	5,223	176	5,399
2024	4,893	178	5,071
2025	4,696	180	4,876
2026	4,211	153	4,364
2027 and thereafter	68,256	1,514	69,770
Total lease payments	91,184	2,271	93,455
Less: Interest	35,378	666	36,044
Present value of lease liabilities	$55,806	$1,605	$57,411

We recognized $5.4 million and $2.4 million of operating lease revenue for the three months ended March 31, 2022 and 2021, respectively, related to the cell site colocation space and dedicated fiber optic strands that we lease to our customers, which is included in Service revenue and other in the unaudited condensed consolidated statements of comprehensive income (loss). Substantially all of our lease revenue relates to fixed lease payments.

Below is a summary of our minimum rental receipts under the lease agreements in place at March 31, 2022:

(in thousands)	Operating Leases
2022	$12,398
2023	13,849
2024	12,840
2025	11,908
2026	8,899
2027 and thereafter	30,769
Total	$90,663

Note 9. Income Taxes

The Company files U.S. federal income tax returns and various state income tax returns. The Company is not subject to any state or federal income tax audits as of March 31, 2022. The Company's income tax returns are generally open to examination from 2018 forward and the net operating losses acquired in the acquisition of nTelos are open to examination from 2002 forward.

The effective tax rates for the three months ended March 31, 2022 and 2021, differ from the statutory U.S. federal income tax rate of 21% primarily due to the state income taxes, excess tax benefits and other discrete items.

	Three Months Ended March 31,
(in thousands)	2022	2021
Expected tax expense (benefit) at federal statutory	$(115)	$804
State income tax expense (benefit), net of federal tax effect	(32)	308
Excess tax deficiency (benefit) from share based compensation and other expense, net	200	(227)
Income tax expense	$53	$885

The Company made no cash payments and received no cash refunds for income taxes for the three months ended March 31, 2022. The Company's cash refunds for income taxes were approximately $0.8 million for the three months ended March 31, 2021.

Note 10. Stock Compensation and Earnings per Share

The Company granted approximately 195 thousand restricted stock units ("RSUs") to employees and approximately 48 thousand RSUs to members of the board of directors, at a market price of $21.57 per award during the three months ended March 31, 2022. Under the terms of the award agreements, the RSUs granted to employees vest ratably on an annual basis through 2026. The RSUs granted to the members of the board of directors vest fully on the first anniversary of the grant date. Additionally, approximately 97 thousand Relative Total Shareholder Return (“RTSR”) awards were granted to employees at a value of $23.83 per award. Pursuant to the terms of the RTSR awards, the Company’s stock performance over a three-year period, ending December 31, 2024, will be compared to a group of peer companies, and the actual number of shares to be issued will be determined based upon the performance of the Company’s stock as compared with that of the peer group. The actual number of shares to be issued ranges from zero (if the Company’s stock performance is in the bottom 25% of the peer group) to 150% of the awards granted (if the Company’s stock performance is in the top 25% of the peer group). The Company's stock based compensation award vesting is subject to requirements relating to continued employment with the Company through the service or performance periods, and to special vesting provisions in case of a change of control, death, disability or retirement.
We utilize the treasury stock method to calculate the impact on diluted earnings per share that potentially dilutive stock-based compensation awards have. The following table indicates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Calculation of net income (loss) per share:
Income (loss) from continuing operations	$(603)	$2,945
Total income from discontinued operations, net of tax	$—	$48,472
Net income (loss)	$(603)	$51,417
Basic weighted average shares outstanding	50,146	49,947
Basic net income (loss) per share - continuing operations	$(0.01)	$0.06
Basic net income per share - discontinued operations	$—	$0.97
Basic net income (loss) per share	$(0.01)	$1.03

Effect of stock-based compensation awards outstanding:
Basic weighted average shares outstanding	50,146	49,947
Effect from dilutive shares and options outstanding	—	134
Diluted weighted average shares outstanding	50,146	50,081
Diluted net income (loss) per share - continuing operations	$(0.01)	$0.06
Diluted net income per share - discontinued operations	$—	$0.97
Diluted net income (loss) per share	$(0.01)	$1.03
There were approximately 147 thousand potentially dilutive equity awards for the three months ended March 31, 2022; however, these securities were excluded from the calculation of diluted weighted average shares outstanding due to the fact that they were anti-dilutive as a result of the Company's net loss for the period. There were fewer than 100 thousand anti-dilutive equity awards outstanding for the three months ended March 31, 2021.

Note 11. Commitments and Contingencies

We are committed to make payments to satisfy our lease liabilities. The scheduled payments under those obligations are summarized in Note 8, Leases. We also have outstanding unconditional purchase commitments to procure marketing services and IT software licenses through 2026 and commitments for licenses to access Educational Broadband Service (“EBS”) spectrum channels through 2039.

From time to time the Company is involved in various litigation matters arising out of the normal course of business. The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to such matters. Estimating the probable losses or a range of probable losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve discretionary amounts, present novel legal theories, are in the early stages of the proceedings, or are subject to appeal. Whether any losses, damages or remedies ultimately resulting from such matters could reasonably have a material effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies. The Company’s management does not presently expect any litigation matters to have a material adverse impact on the consolidated financial statements of the Company.

Note 12. Segment Reporting

Three Months Ended March 31, 2022:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$46,913	$—	$—	$46,913
Commercial Fiber	9,062	—	—	9,062
RLEC & Other	3,689	—	—	3,689
Tower lease	—	4,746	—	4,746
Service revenue and other	59,664	4,746	—	64,410
Revenue for service provided to the discontinued Wireless operations	50	101	(147)	4
Total revenue	59,714	4,847	(147)	64,414
Operating expenses
Cost of services	25,168	1,292	(121)	26,339
Selling, general and administrative	13,489	318	9,964	23,771
Depreciation and amortization	12,876	484	1,324	14,684
Total operating expenses	51,533	2,094	11,167	64,794
Operating income (loss)	$8,181	$2,753	$(11,314)	$(380)

Three Months Ended March 31, 2021:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$42,930	$—	$—	$42,930
Commercial Fiber	6,385	—	—	6,385
RLEC & Other	3,631	—	—	3,631
Tower lease	—	2,150	—	2,150
Service revenue and other	52,946	2,150	—	55,096
Revenue for service provided to the discontinued Wireless operations	2,208	2,515	(128)	4,595
Total revenue	55,154	4,665	(128)	59,691
Operating expenses
Cost of services	22,277	1,248	(101)	23,424
Selling, general and administrative	10,725	234	9,194	20,153
Restructuring expense	105	—	513	618
Depreciation and amortization	11,761	481	1,024	13,266
Total operating expenses	44,868	1,963	10,630	57,461
Operating income (loss)	$10,286	$2,702	$(10,758)	$2,230

A reconciliation of the total of the reportable segments’ operating income to consolidated income (loss) for continuing operations before income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Total consolidated operating income (loss)	$(380)	$2,230
Other income (expense), net	(170)	1,600
Income (loss) from continuing operations before income taxes	$(550)	$3,830

The Company’s chief operating decision maker (CODM) does not currently review total assets by segment since the assets are centrally managed and some of the assets are shared by the segments. Accordingly, total assets by segment are not provided.

Note 13. Subsequent Events

In the fourth quarter of 2021, due to the availability of grants awarded under various governmental initiatives, and in support of rural fiber to the home ("FTTH") broadband network expansion projects, we decided to cease further expansion of our “Beam” fixed wireless edge-out strategy.

The Company decided in April 2022 to cease operations for certain Beam sites encompassing approximately $4.0 million of property, plant, and equipment, net. The Company plans to continue to operate the remaining Beam sites and provide service to existing customers. We expect to finalize our plan and begin the implementation of the site decommissioning activities in the second quarter of 2022.

Upon finalization of our plan to decommission certain Beam fixed wireless sites, we expect to incur approximately $4.0 million of impairment costs and approximately $1.0 million of additional termination costs during the second quarter of 2022, in our Broadband segment.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements. All statements regarding Shenandoah Telecommunications Company’s expected future financial position, operating results and cash flows, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements. We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct. The Company’s actual results could be materially different from its expectations because of various factors, including those discussed below and under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2021.
The following management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, including the consolidated financial statements and related notes included therein.

Overview

Shenandoah Telecommunications Company (“Shentel”, “we”, “our”, “us”, or the “Company”), is a provider of a comprehensive range of broadband communication services and cell tower colocation space in the Mid-Atlantic portion of the United States.

Management’s Discussion and Analysis ("MD&A") is organized around our reportable segments. Refer to Note 2, Discontinued Operations, and Note 12, Segment Reporting, in our unaudited condensed consolidated financial statements for additional information.

2022 Developments

In the fourth quarter of 2021, due to the availability of grants awarded under various governmental initiatives, and in support of rural fiber to the home ("FTTH") broadband network expansion projects, we decided to cease further expansion of our “Beam” fixed wireless edge-out strategy.

The Company decided in April 2022 to cease operations for certain Beam sites encompassing approximately $4.0 million of property, plant, and equipment, net. The Company plans to continue to operate the remaining Beam sites and provide service to existing customers. We expect to finalize our plan and begin the implementation of the site decommissioning activities in the second quarter of 2022.

Upon finalization of our plan to decommission certain Beam fixed wireless sites, we expect to incur approximately $4.0 million of impairment costs and approximately $1.0 million of additional termination costs during the second quarter of 2022, in our Broadband segment.

Results of Operations

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

The Company’s consolidated results from operations are summarized as follows:

	Three Months Ended March 31,				Change
($ in thousands)	2022	% of Revenue	2021	% of Revenue	$	%
Revenue	$64,414	100.0	$59,691	100.0	4,723	7.9
Operating expenses	64,794	100.6	57,461	96.3	7,333	12.8
Operating income (loss)	(380)	(0.6)	2,230	3.7	(2,610)	(117.0)

Other income (expense), net	(170)	(0.3)	1,600	2.7	(1,770)	(110.6)
Income (loss) before taxes	(550)	(0.9)	3,830	6.4	(4,380)	(114.4)
Income tax expense	53	0.1	885	1.5	(832)	(94.0)
Income (loss) from continuing operations	(603)	(0.9)	2,945	4.9	(3,548)	(120.5)

Income from discontinued operations, net of tax	—	—	48,472	81.2	(48,472)	(100.0)
Net income (loss)	$(603)	(0.9)	$51,417	86.1	(52,020)	(101.2)

Revenue
Revenue increased approximately $4.7 million, or 7.9%, during the three months ended March 31, 2022 compared with the three months ended March 31, 2021, driven by growth of $4.6 million, or 8.3%, in the Broadband segment and $0.2 million, or 3.9%, in the Tower segment. Refer to the discussion of the results of operations for the Broadband and Tower segments, included within this MD&A, for additional information.

Operating expenses
Operating expenses increased approximately $7.3 million, or 12.8%, for the three months ended March 31, 2022 compared with the three months ended March 31, 2021, driven primarily by $6.7 million incremental Broadband operating expenses incurred primarily to support the expansion of Glo Fiber services, and $0.8 million incremental Corporate operating expenses primarily driven by stock-based compensation grants.

Other income (expense), net
Other income (expense), net decreased $1.8 million primarily due to lower income from investments.

Income tax expense
Income tax expense decreased approximately $0.8 million for the three months ended March 31, 2022 compared with the three months ended March 31, 2021, primarily due to a decline in taxable income and the recognition of excess tax deficiencies for the three months ended March 31, 2022, compared to excess tax benefits recorded for the three months ended March 31, 2021.

Broadband

Our Broadband segment provides broadband internet, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, and Kentucky, via hybrid fiber coaxial cable under the brand name of Shentel, fiber optics under the brand name of Glo Fiber and fixed wireless network under the brand name of Beam. The Broadband segment also leases dark fiber and provides Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area under the brand names of Glo Fiber Enterprise and Glo Fiber Wholesale. The Broadband segment also provides voice and DSL telephone services to customers in Virginia’s Shenandoah County and portions of adjacent counties as a Rural Local Exchange Carrier (“RLEC”). These integrated networks are connected by over 7,600 fiber route mile network.

The following table indicates selected operating statistics of our Broadband segment:

	March 31, 2022	March 31, 2021
Broadband homes and businesses passed (1)	332,720	259,891
Incumbent Cable	211,442	210,210
Glo Fiber	93,611	34,441
Beam	27,667	15,240

Broadband customer relationships (2)	119,026	115,921

Residential & Small and Medium Business ("SMB") RGUs:
Broadband Data	122,753	107,569
Incumbent Cable	107,291	101,576
Glo Fiber	13,783	5,524
Beam	1,679	469
Video	49,163	51,989
Voice	36,042	33,322
Total Residential & SMB RGUs (excludes RLEC)	207,958	192,880

Residential & SMB Penetration (3)
Broadband Data	36.9%	41.4%
Incumbent Cable	50.7%	48.3%
Glo Fiber	14.7%	16.0%
Beam	6.1%	3.1%
Video	14.8%	20.0%
Voice	12.5%	14.6%

Residential & SMB ARPU (4)
Broadband Data	$80.11	$77.93
Incumbent Cable	$80.88	$78.12
Glo Fiber	$74.33	$74.24
Beam	$73.48	$73.14
Video	$103.42	$99.50
Voice	$27.90	$29.34

Fiber route miles	7,611	6,888
Total fiber miles (5)	564,097	407,710
_______________________________________________________
(1)Homes and businesses are considered passed (“passings") if we can connect them to our network without further extending the distribution system. Passings is an estimate based upon the best available information. Passings will vary among video, broadband data and voice services.
(2)Customer relationships represent the number of billed customers who receive at least one of our services.
(3)Penetration is calculated by dividing the number of users by the number of passings or available homes, as appropriate.
(4)Average Revenue Per RGU calculation = (Residential & SMB Revenue * 1,000) / average RGUs / 3 months
(5)Total fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Broadband results from operations are summarized as follows:

	Three Months Ended March 31,				Change
($ in thousands)	2022	% of Revenue	2021	% of Revenue	$	%
Broadband operating revenue
Residential & SMB	$46,913	78.6	$42,930	77.8	3,983	9.3
Commercial Fiber	9,064	15.2	8,479	15.4	585	6.9
RLEC & Other	3,737	6.3	3,745	6.8	(8)	(0.2)
Total broadband revenue	59,714	100.0	55,154	100.0	4,560	8.3
Broadband operating expenses
Cost of services	25,168	42.1	22,277	40.4	2,891	13.0
Selling, general, and administrative	13,489	22.6	10,725	19.4	2,764	25.8
Restructuring expense	—	—	105	0.2	(105)	(100.0)
Depreciation and amortization	12,876	21.6	11,761	21.3	1,115	9.5
Total broadband operating expenses	51,533	86.3	44,868	81.4	6,665	14.9
Broadband operating income	$8,181	13.7	$10,286	18.6	(2,105)	(20.5)

Residential & SMB (small & medium business) revenue
Residential & SMB revenue increased approximately $4.0 million, or 9.3%, for the three months ended March 31, 2022 primarily driven by 14.1% year-over-year growth in broadband RGUs, driven by demand for higher speed data service and the rollout of our Glo Fiber and Beam services.

Commercial Fiber revenue
Commercial Fiber revenue increased approximately $0.6 million due primarily to increased connections in 2021.

Cost of services
Cost of services increased approximately $2.9 million, or 13.0%, compared with the three months ended March 31, 2021, driven by higher maintenance and compensation expenses. Maintenance increased due to higher cable replacement costs, higher gasoline, field engineering and software costs. Compensation increased due to higher headcount to support the expansion of our Glo Fiber network, salary and wage increases and higher medical benefit costs.

Selling, general and administrative
Selling, general and administrative expense increased $2.8 million, or 25.8%, compared with the three months ended March 31, 2021, driven primarily by a $1.0 million increase in compensation, $0.7 million in software and professional service fees due to upgrades to our financial and operational systems, and $0.5 million in advertising to support Glo Fiber expansion. Compensation costs increased due primarily to increased headcount to support the expansion of Glo Fiber, salary and wage increases and higher medical benefit costs.

Depreciation and amortization
Depreciation and amortization increased $1.1 million or 9.5%, compared with the three months ended March 31, 2021, primarily as a result of our network expansion of our Glo Fiber network.
Tower

Our Tower segment owns cell towers and leases colocation space on the towers to wireless communications providers. Substantially all of our owned towers are built on ground that we lease from the respective landlords.

The following table indicates selected operating statistics of the Tower segment:

	March 31, 2022	March 31, 2021
Macro tower sites	223	223
Tenants (1)	468	443
Average tenants per tower	2.1	2.0
_______________________________________________________
(1)Includes 33 and 236 tenants for our Wireless operations, (reported as a discontinued operation), and Broadband operations, as of March 31, 2022 and 2021, respectively.

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Tower results from operations are summarized as follows:

	Three Months Ended March 31,				Change
($ in thousands)	2022	% of Revenue	2021	% of Revenue	$	%
Tower revenue	$4,847	100.0	$4,665	100.0	182	3.9
Tower operating expenses	2,094	43.2	1,963	42.1	131	6.7
Tower operating income	$2,753	56.8	$2,702	57.9	51	1.9

Revenue
Revenue increased approximately $0.2 million, or 3.9%, for the three months ended March 31, 2022 compared with the three months ended March 31, 2021, primarily due to a 5.6% increase in tenants partially offset by a 3.6% decline in average revenue per lease as T-Mobile converted 80 leases to month-to-month leases in the third quarter 2021. T-Mobile has an option to terminate the month-to-month leases prior to June 30, 2023 for a one-time termination fee of $10 thousand per lease and could result in a decline in our Tower revenue if we are unable to find alternative tenants.

Operating expenses
Operating expenses were consistent with the prior year period.

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Cash: Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, and proceeds available under our Credit Agreement.

As of March 31, 2022, our cash and cash equivalents totaled $54.0 million and the availability under our delayed draw term loans and revolving line of credit was $400.0 million, for total available liquidity of $454.0 million.

Operating activities from continuing operations generated approximately $16.1 million during the three months ended March 31, 2022, representing an increase of $6.9 million compared with 2021, driven by changes in working capital.

Operating activities from discontinued operations were not material during the three months ended March 31, 2022 due to the sale of the Wireless business in 2021.

Net cash used in investing activities for continuing operations increased $6.1 million during the three months ended March 31, 2022, compared with the three months ended March 31, 2021, primarily due to $6.2 million increase in capital expenditures due primarily to higher spending in the Broadband segment to enable our Glo Fiber market expansion.

Net cash used in financing activities for continuing operations decreased approximately $1.2 million due primarily to lower tax payments for stock-based compensation equity issuances during the three months ended March 31, 2022.

In the second half of 2022, the Company expects to receive income tax refunds of $29.7 million after filing our 2021 income tax returns.

Indebtedness: We have not made any borrowings under the Credit Agreement as of this date. We expect to start drawing against the Credit Agreement in the second quarter of 2022, with additional borrowings occurring as needed to fund the Company's future capital expenditures. We expect to draw $300 million against the Credit Agreement by June 2023.

We expect our cash on hand, cash flow from continuing operations, and availability of funds from our Credit Agreement, will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to raise additional financing to support the Company's planned capital expenditures aimed at our network and subscriber growth and expansion initiatives.

We expect our capital expenditures to exceed the cash flow provided from continuing operations through 2025, as we expand our Glo Fiber broadband network to reach over 450,000 passings.

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

Critical Accounting Policies

There have been no material changes to the critical accounting policies as previously disclosed in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not drawn on our Credit Agreement as of March 31, 2022. As a result, our exposure to significant risks concerning fluctuating variable interest rates has been mitigated. We expect to start drawing against the Credit Agreement in the second quarter of 2022, with additional borrowings occurring as needed to fund the Company's future capital expenditures. We expect to draw $300 million against the Credit Agreement by June 2023. Fluctuations in interest rates on future borrowings could result in increased market risk.

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
As disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021, we identified material weaknesses in internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As remediation has not yet been completed, our President and Chief Executive Officer our Senior Vice President - Finance, and Chief Financial Officer and our Vice President and Chief Accounting Officer have concluded that our disclosure controls and procedures continued to be ineffective as of March 31, 2022.

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

Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2022, the Company continued execution of Management's Remediation Plan. Aside from continued improvements under this plan, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of March 31, 2022, the Company has not identified any needed updates to the risk factors included in our most recent Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

In conjunction with the vesting of shares or exercise of stock options, the grantees may surrender awards necessary to cover the statutory tax withholding requirements and any amounts required to cover stock option strike prices associated with the transaction. The following table provides information about shares surrendered during the first quarter ended March 31, 2022, to settle employee tax withholding obligations related to the vesting of stock awards.

(in thousands, except per share amounts)	Number of Shares Surrendered	Average Price Paid per Share
January 1 to January 31	—	—
February 1 to February 28	27	$22.57
March 1 to March 31	—	—
Total	27

ITEM 6.     Exhibits Index

Exhibit No.	Exhibit Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in Inline XBRL (Extensible Business Reporting Language)

	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
Date: April 28, 2022