Form 10-Q
period 2022-06-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2022-08-03
CIK 354963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

(540) 984-4141
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock (No Par Value)	SHEN	NASDAQ Global Select Market	50,076,666
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)	(The number of shares of the registrant's common stock outstanding on July 28, 2022)

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
Yes ☐  No  ☒

SHENANDOAH TELECOMMUNICATIONS COMPANY

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$33,335	$84,344
Accounts receivable, net of allowance for doubtful accounts of $365 and $352, respectively	16,856	22,005
Income taxes receivable	30,188	30,188
Prepaid expenses and other	29,612	29,830
Current assets held for sale	19,821	—
Total current assets	129,812	166,367
Investments	12,897	13,661
Property, plant and equipment, net	609,785	554,162
Intangible assets, net and goodwill	69,612	69,853
Operating lease right-of-use assets	55,872	56,414
Deferred charges and other assets	13,439	10,298
Non-current assets held for sale	—	19,978
Total assets	$891,417	$890,733
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,056	$28,542
Advanced billings and customer deposits	11,375	11,128
Accrued compensation	7,799	9,653
Current operating lease liabilities	3,047	3,318
Accrued liabilities and other	14,934	14,611
Current liabilities held for sale	3,843	38
Total current liabilities	71,054	67,290
Other long-term liabilities:
Deferred income taxes	85,622	86,014
Asset retirement obligations	9,720	9,615
Benefit plan obligations	7,760	8,216
Non-current operating lease liabilities	51,835	51,692
Other liabilities	22,056	21,824
Non-current liabilities held for sale	—	3,807
Total other long-term liabilities	176,993	181,168
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, no par value, authorized 96,000; 50,077 and 49,965 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid in capital	54,274	49,351
Retained earnings	589,096	592,924
Total shareholders’ equity	643,370	642,275
Total liabilities and shareholders’ equity	$891,417	$890,733

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service revenue and other	$66,021	$60,700	$130,435	$120,391
Operating expenses:
Cost of services exclusive of depreciation and amortization	26,756	24,648	53,095	48,072
Selling, general and administrative	23,090	20,320	46,925	40,473
Restructuring expense	454	43	390	661
Impairment expense	4,068	—	4,407	99
Depreciation and amortization	14,790	13,299	29,135	26,466
Total operating expenses	69,158	58,310	133,952	115,771
Operating (loss) income	(3,137)	2,390	(3,517)	4,620
Other (expense) income:
Other (expense) income, net	(589)	1,338	(759)	2,938
(Loss) income from continuing operations before income taxes	(3,726)	3,728	(4,276)	7,558
Income tax (benefit) expense	(501)	2,103	(448)	2,988
(Loss) income from continuing operations	(3,225)	1,625	(3,828)	4,570
Income from discontinued operations, net of tax	—	51,566	—	100,038
Net (loss) income	(3,225)	53,191	(3,828)	104,608

Other comprehensive income:
Unrealized income on interest rate hedge, net of tax	—	313	—	1,086
Comprehensive (loss) income	$(3,225)	$53,504	$(3,828)	$105,694

Net (loss) income per share, basic and diluted:
Basic - (Loss) income from continuing operations	$(0.06)	$0.03	$(0.08)	$0.09
Basic - Income from discontinued operations, net of tax	$—	$1.03	$—	$2.00
Basic net (loss) income per share	$(0.06)	$1.06	$(0.08)	$2.09

Diluted - (Loss) income from continuing operations	$(0.06)	$0.03	$(0.08)	$0.09
Diluted - Income from discontinued operations, net of tax	$—	$1.03	$—	$2.00
Diluted net (loss) income per share	$(0.06)	$1.06	$(0.08)	$2.09

Weighted average shares outstanding, basic	50,157	49,945	50,133	49,945
Weighted average shares outstanding, diluted	50,157	50,075	50,133	50,067

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, March 31, 2022	50,049	$52,008	$592,321	$—	$644,329
Net loss	—	—	(3,225)	—	(3,225)
Stock-based compensation	41	2,557	—	—	2,557
Common stock issued	—	8	—	—	8
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	(13)	(299)	—	—	(299)
Balance, June 30, 2022	50,077	$54,274	$589,096	$—	$643,370

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	49,965	$49,351	$592,924	$—	$642,275
Net loss	—	—	(3,828)	—	(3,828)
Stock-based compensation	151	5,809	—	—	5,809
Common stock issued	1	16	—	—	16
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	(40)	(902)	—	—	(902)
Balance, June 30, 2022	50,077	$54,274	$589,096	$—	$643,370

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, March 31, 2021	49,943	$46,583	$585,857	$(3,933)	$628,507
Net income	—	—	53,191	—	53,191
Unrealized income on interest rate hedge, net of tax	—	—	—	313	313
Stock-based compensation	9	234	—	—	234
Common stock issued	—	5	—	—	5
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	(2)	(141)	—	—	(141)
Balance, June 30, 2021	49,950	$46,681	$639,048	$(3,620)	$682,109

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2020	49,868	$47,317	$534,440	$(4,706)	$577,051
Net income	—	—	104,608	—	104,608
Unrealized income on interest rate hedge, net of tax	—	—	—	1,086	1,086
Stock-based compensation	118	980	—	—	980
Common stock issued	—	11	—	—	11
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	(36)	(1,627)	—	—	(1,627)
Balance, June 30, 2021	49,950	$46,681	$639,048	$(3,620)	$682,109

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(3,828)	$104,608
Income from discontinued operations, net of tax	—	100,038
(Loss) income from continuing operations	(3,828)	4,570
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	29,135	26,466
Stock-based compensation expense	5,528	834
Impairment expense	4,407	99
Deferred income taxes	(392)	3,132
Other, net	1,985	(201)
Changes in assets and liabilities:
Accounts receivable	4,430	4,369
Current income taxes	—	(1,305)
Operating lease assets and liabilities, net	414	(428)
Other assets	(1,902)	(6,070)
Accounts payable	127	560
Other deferrals and accruals	(1,180)	(3,852)
Net cash provided by operating activities - continuing operations	38,724	28,174
Net cash provided by operating activities - discontinued operations	—	125,011
Net cash provided by operating activities	38,724	153,185

Cash flows from investing activities:
Capital expenditures	(88,706)	(79,562)
Proceeds from sale of assets and other	279	189
Net cash used in investing activities - continuing operations	(88,427)	(79,373)
Net cash used in investing activities - discontinued operations	—	(928)
Net cash used in investing activities	(88,427)	(80,301)

Cash flows from financing activities:
Taxes paid for equity award issuances	(835)	(1,627)
Payments for debt issuance costs	—	(53)
Payments for financing arrangements and other	(471)	(751)
Net cash used in financing activities - continuing operations	(1,306)	(2,431)
Net cash used in financing activities - discontinued operations	—	(17,061)
Net cash used in financing activities	(1,306)	(19,492)
Net (decrease) increase in cash and cash equivalents	(51,009)	53,392
Cash and cash equivalents, beginning of period	84,344	195,397
Cash and cash equivalents, end of period	$33,335	$248,789

Supplemental Disclosures of Cash Flow Information
Interest paid	$—	$(7,740)
Income taxes paid	$—	$(20,954)

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Other Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021. As discussed in Notes 1 and 16 to the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021, (the "2021 Form 10-K"), the Company determined that an immaterial error existed in our previously issued financial statements. As such, the Company revised its historical unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2021. Refer to the table below for a summary of these revisions.

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
($ in thousands)	Pre-Adjustment	Error Correction	Post-Adjustment	Pre-Adjustment	Error Correction	Post-Adjustment
Unaudited Condensed Consolidated Statement of Comprehensive Income:
Cost of services	$24,335	$313	$24,648	$47,618	$454	$48,072
Income (loss) from continuing operations before income taxes	4,041	(313)	3,728	8,012	(454)	7,558
Income tax expense (benefit)	2,185	(82)	2,103	3,107	(119)	2,988
Income (loss) from continuing operations	1,856	(231)	1,625	4,905	(335)	4,570
Net income (loss)	53,422	(231)	53,191	104,943	(335)	104,608
Comprehensive income (loss)	53,735	(231)	53,504	106,029	(335)	105,694
Net income per share, basic and diluted:
Basic - Income from continuing operations	$0.04	$(0.01)	$0.03	$0.10	$(0.01)	$0.09
Basic - Net income per share	$1.07	$(0.01)	$1.06	$2.10	$(0.01)	$2.09
Diluted - Income from continuing operations	$0.04	$(0.01)	$0.03	$0.10	$(0.01)	$0.09
Diluted - Net income per share	$1.07	$(0.01)	$1.06	$2.10	$(0.01)	$2.09

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an on-going basis we evaluate significant estimates and assumptions, including, but not limited to, revenue recognition, stock-based compensation, estimated useful lives of assets, intangible assets subject to amortization, and the computation of income taxes. Future events and their effects cannot be predicted with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. Management evaluates and updates assumptions and estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Adoption of New Accounting Principles

In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, “Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance,” which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information about the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements and any significant terms and conditions of the agreements, including commitments and contingencies. On July 1, 2022, we adopted ASU 2021-10 and have included the new disclosure requirements in Note 10, Government Grants.

Other than the matter described above, there have been no material developments related to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company's unaudited condensed consolidated financial statements and note disclosures, from those disclosed in the Company's 2021 Form 10-K, that would be expected to impact the Company.

Note 2. Revenue from Contracts with Customers
Our Broadband segment provides broadband data, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, and Kentucky via fiber optic, hybrid fiber coaxial cable, and fixed wireless networks. The Broadband segment also provides voice and DSL telephone services to customers in Virginia’s Shenandoah County and portions of adjacent counties as a Rural Local Exchange Carrier (“RLEC”).

These contracts are generally cancellable at the customer’s discretion without penalty at any time. We allocate the total transaction price in these transactions based upon the standalone selling price of each distinct good or service. We generally recognize these revenues over time as customers simultaneously receive and consume the benefits of the service, with the exception of equipment sales and home wiring, which are recognized as revenue at a point in time when control transfers and when installation is complete, respectively. Installation fees, charged upfront without transfer of commensurate goods or services to the customer, are allocated to services and are recognized ratably over the longer of the contract term or the period in which the unrecognized fee remains material to the contract, which we estimate to be one year. Additionally, the Company incurs commission expenses related to in-house and third-party vendors which are capitalized and amortized over the expected weighted average customer life which is approximately six years. Amortization of capitalized commission expenses is recorded in selling, general and administrative expenses in the Company's unaudited condensed consolidated statements of comprehensive (loss) income.

Below is a summary of the Broadband segment's capitalized contract acquisition costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Beginning Balance	$8,303	$7,763	$8,147	$7,358
Contract payments	1,309	711	1,647	1,825
Contract amortization	(1,185)	(950)	(1,367)	(1,659)
Ending Balance	$8,427	$7,524	$8,427	$7,524

Our Broadband segment also provides Ethernet and Wavelength fiber optic services to commercial fiber customers under capacity agreements, and the related revenue is recognized over time. In some cases, non-refundable upfront fees are charged for connecting commercial fiber customers to our fiber network. Those amounts are recognized ratably over the longer of the contract term or the period in which the unrecognized fee remains material to the respective contract. A related contract liability of $3.8 million at June 30, 2022, is expected to be recognized into revenue at the rate of approximately $0.2 million per year.

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

Note 3. Investments

Investments consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
SERP investments at fair value	$1,812	$2,317
Cost method investments	10,772	11,004
Equity method investments	313	340
Total investments	$12,897	$13,661

SERP Investments at Fair Value: The Supplemental Executive Retirement Plan (“SERP”) is a benefit plan that provides deferred compensation to certain employees. The Company holds the related investments in a rabbi trust as a source of funding for future payments under the plan. The SERP’s investments were designated as trading securities and will be liquidated and paid out to the participants upon retirement. The benefit obligation to participants is always equal to the value of the SERP assets under ASC 710, Compensation. The fair value of the SERP investments are based on unadjusted quoted prices in active markets and are classified as Level 1 of the fair value hierarchy. Changes to the investments' fair value are presented in Other income (expense), while the reciprocal changes in the liability are presented in selling, general and administrative expense. At June 30, 2022 and December 31, 2021, $0.8 million of SERP investments were presented as prepaid expenses and other (current assets) as we intended to liquidate certain investments to pay the current portion of our SERP obligation. The obligation was paid on July 1, 2022.

Cost Method Investments: Our investment in CoBank ACB’s Class A common stock represented substantially all of our cost method investments with a balance of $10.0 million and $10.3 million at June 30, 2022 and December 31, 2021, respectively. We recognized approximately $0.1 million and $1.0 million of patronage income in other income for the three months ended June 30, 2022 and 2021, respectively, and approximately $0.2 million and $2.0 million during the six months ended June 30, 2022 and 2021, respectively. Historically, approximately 75% of the patronage distributions were collected in cash and 25% in equity.

Equity Method Investments: At June 30, 2022 and December 31, 2021, the Company had a 20.0% ownership interest in Valley Network Partnership (“ValleyNet”). The Company and ValleyNet purchase capacity on one another’s fiber network, through related party transactions. We recognized revenue of $0.2 million during both of the three months ended June 30, 2022 and 2021 and $0.4 million during both of the six months ended June 30, 2022 and 2021, respectively. We recognized cost of service of $26.2 thousand and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $54.4 thousand and $1.1 million for the six months ended June 30, 2022 and 2021, respectively.

Note 4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

($ in thousands)	Estimated Useful Lives	June 30, 2022	December 31, 2021
Land		$3,771	$3,771
Land improvements	10 years	3,483	3,478
Buildings and structures	10 - 45 years	96,287	96,323
Cable and fiber	15 - 30 years	528,352	453,405
Equipment and software	4 - 8 years	361,290	391,293
Plant in service		993,183	948,270
Plant under construction		116,225	79,963
Total property, plant and equipment		1,109,408	1,028,233
Less: accumulated depreciation and amortization		499,623	474,071
Property, plant and equipment, net		$609,785	$554,162

Property, plant and equipment net, increases were primarily attributable to capital expenditures in the Broadband segment due to expansion of Glo Fiber assets and market expansion. Depreciation expense was $14.6 million and $13.1 million during the three months ended June 30, 2022 and 2021, respectively, and $28.7 million and $26.1 million for the six months ended June 30, 2022 and 2021, respectively.

In the fourth quarter of 2021, due to the availability of grants awarded under various governmental initiatives, and in support of rural fiber to the home ("FTTH") broadband network expansion projects, we decided to cease further expansion of our “Beam” branded fixed wireless edge-out strategy. During the second quarter of 2022, the Company permanently ceased operating 20 of our 55 Beam fixed wireless sites and expects these sites to be completely decommissioned by December 31, 2022. Consequently, Shentel recorded an impairment charge of $4.1 million. The Company also began, during the second quarter of 2022, exploration of strategic alternatives concerning the remaining Beam branded fixed wireless assets and operations.

Note 5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	June 30, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Goodwill - Broadband	$3,244	$—	$3,244	$3,244	$—	$3,244
Indefinite-lived intangibles:
Cable franchise rights	64,334	—	64,334	64,334	—	64,334
Railroad crossing rights	141	—	141	141	—	141
Total indefinite-lived intangibles	64,475	—	64,475	64,475	—	64,475

Finite-lived intangibles:
Subscriber relationships	28,425	(26,679)	1,746	28,425	(26,451)	1,974
Other intangibles	463	(316)	147	463	(303)	160
Total finite-lived intangibles	28,888	(26,995)	1,893	28,888	(26,754)	2,134
Total goodwill and intangible assets	$96,607	$(26,995)	$69,612	$96,607	$(26,754)	$69,853

Amortization expense was $0.2 million for both of the three months ended June 30, 2022 and 2021, and $0.4 million for both of the six months ended June 30, 2022 and 2021.

On June 30, 2022, the Company determined that certain of our FCC spectrum licenses met the held-for-sale criteria; accordingly, $13.8 million of indefinite-lived licenses and $6.0 million of finite-lived licenses are presented as held for sale, along with the corresponding $3.8 million of liabilities related to the finite-lived licenses. The corresponding amounts related to these assets and liabilities were reclassified on the unaudited condensed consolidated balance sheet as of December 31, 2021 for comparability. Management evaluated the events described here and in Note 4, Property, Plant and Equipment and determined that these events do not represent a strategic shift in the Company's business.

Note 6. Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	June 30, 2022	December 31, 2021
Deposit for FCC spectrum licenses	$16,118	$16,118
Prepaid maintenance and software expenses	8,053	8,391
Broadband contract acquisition costs	2,628	2,502
SERP investments	801	801
Other	2,012	2,018
Prepaid expenses and other	$29,612	$29,830

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	June 30, 2022	December 31, 2021
Broadband contract acquisition costs	$5,799	$5,645
Prepaid maintenance and software expenses	7,640	4,653
Deferred charges and other assets	$13,439	$10,298

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	June 30, 2022	December 31, 2021
Accrued programming costs	$3,590	$3,084
Sales and property taxes payable	1,329	1,065
Restructuring accrual	467	1,761
Other current liabilities	9,548	8,701
Accrued liabilities and other	$14,934	$14,611

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	June 30, 2022	December 31, 2021
Noncurrent portion of deferred lease revenue	$20,127	$19,749
Noncurrent portion of financing leases	1,515	1,614
Other	414	461
Other liabilities	$22,056	$21,824

During the third quarter of 2020, the Company was awarded certain indefinite-lived Citizens Broadband Radio Service ("CBRS") spectrum licenses to be used within the Broadband segment. The Company paid an aggregate deposit of $16.1 million with respect to the licenses subject to final approval and issuance by the FCC. The licenses will provide us priority access rights over general access users other than incumbents, in that specific band, in accordance with the FCC’s three-tier CBRS band spectrum sharing framework. As of June 30, 2022, the FCC was still reviewing the Company’s final application for the licenses. The entire deposit of $16.1 million is classified within prepaid expenses and other in the Company’s consolidated balance sheets as of June 30, 2022 and December 31, 2021. In July 2022, the FCC completed its review resulting in the determination that the Company will be issued licenses with a deposit value of $12.1 million and a cash refund for $4.0 million for licenses which were deemed not issuable. The licenses and cash refund are expected to be received in the third quarter of 2022.

In 2021, as a result of the sale of our Wireless assets and operations, we implemented a restructuring plan whereby certain employees were notified of their pending dismissal under the workforce reduction program. We made $1.3 million in severance payments related to the workforce reduction program for the six months ended June 30, 2022. We made $0.5 million in severance payments related to the workforce reduction program for the three months ended June 30, 2022. During the three months ended June 30, 2021, we paid approximately $0.6 million of severance benefits and we recognized additional expenses of $0.04 million and $0.3 million, presented in continuing and discontinued operations, respectively. For the six months ended June 30, 2021, $0.7 million and $0.5 million of expense is presented in continuing and discontinued operations, respectively.

Note 7. Leases

We lease various broadband network and telecommunications sites, fiber optic cable routes, warehouses, retail stores, and office facilities for use in our business.

At June 30, 2022, our operating leases had a weighted average remaining lease term of twenty years and a weighted average discount rate of 4.4%. Our finance leases had a weighted average remaining lease term of fourteen years and a weighted average discount rate of 5.2%.

We recognized $3.0 million and $2.0 million of operating lease expense for the three months ended June 30, 2022 and 2021, respectively, and $5.7 million and $3.4 million of operating lease expense for the six months ended June 30, 2022 and 2021, respectively. We recognized $0.1 million of interest and depreciation expense on finance leases for both of the three months ended June 30, 2022 and 2021, and $0.3 million of interest and depreciation expense on finance leases for both of the six months ended June 30, 2022 and 2021. Operating lease expense is presented in cost of service or selling, general and administrative expense based on the use of the relevant facility. Variable lease payments and short-term lease expense were both immaterial. We remitted $1.5 million and $1.3 million of operating lease payments for the three months ended June 30, 2022 and 2021, respectively. We remitted $3.1 million and $2.8 million of operating lease payments for the six months ended June 30, 2022 and 2021, respectively. We obtained $0.5 million and $2.4 million of leased assets in exchange for new operating lease liabilities recognized for the three months ended June 30, 2022 and 2021, respectively. We obtained $2.1 million and $5.1 million of leased assets in exchange for new operating lease liabilities recognized for the six months ended June 30, 2022 and 2021, respectively.

The following table summarizes the expected maturity of lease liabilities at June 30, 2022:

(in thousands)	Operating Leases	Finance Leases	Total
2022	$2,522	$54	$2,576
2023	5,236	176	5,412
2024	4,899	178	5,077
2025	4,688	180	4,868
2026	4,133	153	4,286
2027 and thereafter	68,458	1,514	69,972
Total lease payments	89,936	2,255	92,191
Less: Interest	35,054	645	35,699
Present value of lease liabilities	$54,882	$1,610	$56,492

We recognized $4.4 million and $2.3 million of operating lease revenue for the three months ended June 30, 2022 and 2021, respectively, and $9.8 million and $4.7 million of operating lease revenue for the six months ended June 30, 2022 and 2021, respectively, related to the cell site colocation space and dedicated fiber optic strands that we lease to our customers, which is included in Service revenue and other in the unaudited condensed consolidated statements of comprehensive income (loss). Substantially all of our lease revenue relates to fixed lease payments.

Below is a summary of our minimum rental receipts under the lease agreements in place at June 30, 2022:

(in thousands)	Operating Leases
2022	$7,725
2023	14,276
2024	13,255
2025	12,351
2026	9,338
2027 and thereafter	30,069
Total	$87,014

Note 8. Income Taxes

The Company files U.S. federal income tax returns and various state income tax returns. The Company is not subject to any state or federal income tax audits as of June 30, 2022. The Company's income tax returns are generally open to examination from 2018 forward and the net operating losses acquired in the acquisition of nTelos are open to examination from 2002 forward.

The effective tax rates for the three and six months ended June 30, 2022 and 2021, differ from the statutory U.S. federal income tax rate of 21% primarily due to the state income taxes, excess tax benefits and other discrete items.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Expected tax (benefit) expense at federal statutory	$(783)	$783	$(898)	$1,587
State income tax (benefit) expense, net of federal tax effect	(181)	154	(213)	469
Revaluation of deferred tax liabilities	—	1,046	—	1,046
Excess tax deficiency (benefit) from share-based compensation and other expense, net	463	120	663	(114)
Income tax (benefit) expense	$(501)	$2,103	$(448)	$2,988

The Company made no cash payments and received no cash refunds for income taxes for the six months ended June 30, 2022. The Company's cash payments for income taxes were approximately $21.0 million for the six months ended June 30, 2021.

Note 9. Stock Compensation and (Loss) Earnings per Share

The Company granted approximately 283,000 restricted stock units ("RSUs") at market prices ranging from $21.57 to $25.07 to employees and members of the board of directors during the six months ended June 30, 2022. Additionally, approximately 100,000 Relative Total Shareholder Return (“RTSR”) awards were granted to employees at a value of $23.83 per award during the six months ended June 30, 2022. The Company incurred $2.4 million and $0.2 million in stock-based compensation expense for the three months ended June 30, 2022 and 2021 and $5.5 million and $0.8 million in stock-based compensation expense for the six months ended June 30, 2022 and 2021, respectively. Stock-based compensation expense is presented in selling, general and administrative costs in our unaudited condensed consolidated statements of comprehensive income (loss).
We utilize the treasury stock method to calculate the impact on diluted earnings per share that potentially dilutive stock-based compensation awards have. The following table indicates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Calculation of net (loss) income per share:
(Loss) income from continuing operations	$(3,225)	$1,625	$(3,828)	$4,570
Total income from discontinued operations, net of tax	—	51,566	—	100,038
Net (loss) income	$(3,225)	$53,191	$(3,828)	$104,608
Basic weighted average shares outstanding	50,157	49,945	50,133	49,945
Basic net (loss) income per share - continuing operations	$(0.06)	$0.03	$(0.08)	$0.09
Basic net income per share - discontinued operations	—	1.03	—	2.00
Basic net (loss) income per share	$(0.06)	$1.06	$(0.08)	$2.09

Effect of stock-based compensation awards outstanding:
Basic weighted average shares outstanding	50,157	49,945	50,133	49,945
Effect from dilutive shares and options outstanding	—	130	—	122
Diluted weighted average shares outstanding	50,157	50,075	50,133	50,067
Diluted net (loss) income per share - continuing operations	$(0.06)	$0.03	$(0.08)	$0.09
Diluted net income per share - discontinued operations	—	1.03	—	2.00
Diluted net (loss) income per share	$(0.06)	$1.06	$(0.08)	$2.09
There were approximately 212,000 and 155,000 potentially dilutive equity awards for the three and six months ended June 30, 2022; however, these securities were excluded from the calculation of diluted weighted average shares outstanding due to the fact that they were anti-dilutive as a result of the Company's net loss for the period. There were fewer than 200,000 anti-dilutive equity awards outstanding for the three and six months ended June 30, 2021.

Note 10. Government Grants

During the fourth quarter of 2021, the Virginia Department of Housing and Community Development ("VA DHCD"), in partnership with five counties in Virginia, awarded the Company up to approximately $57.8 million in grants under the Virginia Telecommunication Initiative ("VATI") to strategically expand the Company's broadband network in order to provide fiber-to-the-home broadband services to unserved residences in the partnering counties in Virginia. In July 2022, the Maryland Department of Housing and Community Development ("MD DHCD"), in partnership with Frederick County, Maryland, awarded the Company up to approximately $10.2 million in grants to expand the Company's broadband network to homes and businesses in Frederick County.

To receive such grant distributions, we are required to enter into agreements with each partnering county and meet certain build-out milestones. The network is required to meet certain performance conditions for a subsequent five year period to ensure that minimum download and upload speeds are able to be provided to the underserved residences.

The Company recognizes grant receivables at the time it becomes probable that the Company will be eligible to receive the grant, which is estimated to correspond with the date when specified build-out milestones are achieved. The grant is treated as a reduction to the corresponding property, plant and equipment asset balance and is recognized through depreciation expense over the life of the corresponding asset. Reimbursable amounts are dependent upon the actual construction costs. The Company has not recognized any amounts under these programs as of June 30, 2022.

Note 11. Commitments and Contingencies

We are committed to make payments to satisfy our lease liabilities. The scheduled payments under those obligations are summarized in Note 7, Leases. We also have outstanding unconditional purchase commitments to procure marketing services and IT software licenses through 2026 and commitments for FCC spectrum licenses to access Educational Broadband Service (“EBS”) spectrum channels through 2039 (which have been classified as held for sale).

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

Note 12. Segment Reporting

Three Months Ended June 30, 2022:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$47,899	$—	$—	$47,899
Commercial Fiber	9,340	—	—	9,340
RLEC & Other	4,124	—	—	4,124
Tower lease	—	4,615	—	4,615
Service revenue and other	61,363	4,615	—	65,978
Intercompany revenue and other	49	87	(93)	43
Total revenue	61,412	4,702	(93)	66,021
Operating expenses
Cost of services	25,440	1,378	(62)	26,756
Selling, general and administrative	13,958	406	8,726	23,090
Restructuring expense	443	—	11	454
Impairment expense	4,068	—	—	4,068
Depreciation and amortization	13,396	633	761	14,790
Total operating expenses	57,305	2,417	9,436	69,158
Operating income (loss)	$4,107	$2,285	$(9,529)	$(3,137)

Three Months Ended June 30, 2021:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$43,989	$—	$—	$43,989
Commercial Fiber	6,531	—	—	6,531
RLEC & Other	3,605	—	—	3,605
Tower lease	—	2,019	—	2,019
Service revenue and other	54,125	2,019	—	56,144
Intercompany revenue and other	2,102	2,595	(141)	4,556
Total revenue	56,227	4,614	(141)	60,700
Operating expenses
Cost of services	23,440	1,318	(110)	24,648
Selling, general and administrative	12,806	338	7,176	20,320
Restructuring expense	27	—	16	43
Depreciation and amortization	11,775	449	1,075	13,299
Total operating expenses	48,048	2,105	8,157	58,310
Operating income (loss)	$8,179	$2,509	$(8,298)	$2,390

Six Months Ended June 30, 2022:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$94,812	$—	$—	$94,812
Commercial Fiber	18,402	—	—	18,402
RLEC & Other	7,813	—	—	7,813
Tower lease	—	9,361	—	9,361
Service revenue and other	121,027	9,361	—	130,388
Intercompany revenue and other	99	188	(240)	47
Total revenue	121,126	9,549	(240)	130,435
Operating expenses
Cost of services	50,608	2,670	(183)	53,095
Selling, general and administrative	27,430	724	18,771	46,925
Restructuring expense	460	—	(70)	390
Impairment expense	4,407	—	—	4,407
Depreciation and amortization	25,933	1,117	2,085	29,135
Total operating expenses	108,838	4,511	20,603	133,952
Operating income (loss)	$12,288	$5,038	$(20,843)	$(3,517)

Six Months Ended June 30, 2021:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$86,919	$—	$—	$86,919
Commercial Fiber	12,916	—	—	12,916
RLEC & Other	7,236	—	—	7,236
Tower lease	—	4,169	—	4,169
Service revenue and other	107,071	4,169	—	111,240
Intercompany revenue and other	4,310	5,110	(269)	9,151
Total revenue	111,381	9,279	(269)	120,391
Operating expenses
Cost of services	45,717	2,566	(211)	48,072
Selling, general and administrative	23,531	572	16,370	40,473
Restructuring expense	132	—	529	661
Impairment expense	99	—	—	99
Depreciation and amortization	23,437	930	2,099	26,466
Total operating expenses	92,916	4,068	18,787	115,771
Operating income (loss)	$18,465	$5,211	$(19,056)	$4,620

A reconciliation of the total of the reportable segments’ operating income (loss) to unaudited consolidated (loss) income for continuing operations before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Total consolidated operating income (loss)	$(3,137)	$2,390	$(3,517)	$4,620
Other (expense) income, net	(589)	1,338	(759)	2,938
Income (loss) from continuing operations before income taxes	$(3,726)	$3,728	$(4,276)	$7,558

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

The assets and liabilities that transferred in the Transaction (the "disposal group") were presented as held for sale within our historical unaudited condensed consolidated balance sheets, and discontinued operations within our historical unaudited condensed consolidated statements of comprehensive income (loss).

Income from discontinued operations, net of tax, in the unaudited condensed consolidated statements of comprehensive income (loss) consist of the following:

(in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenue:
Service revenue and other	$100,402	$201,076
Equipment revenue	5,854	12,253
Total revenue	106,256	213,329
Operating expenses:
Cost of services	18,717	38,144
Cost of goods sold	5,743	11,964
Selling, general and administrative	6,812	17,514
Severance expense	254	465
Total operating expenses	31,526	68,087
Operating income	74,730	145,242
Interest expense and other, net	(4,317)	(8,701)
Income before income taxes	70,413	136,541
Income tax expense	18,847	36,503
Income from discontinued operations, net of tax	$51,566	$100,038

There was no material income from discontinued operations for the three and six months ended June 30, 2022.

Note 14. Subsequent Events

Long-term debt: On July 1, 2022, the Company drew $12.5 million against both (a) the $150 million five-year delayed draw amortizing term loan ("Term Loan A-1") and (b) the $150 million seven-year delayed draw amortizing term loan ("Term Loan A-2") for a total of $25 million.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements. All statements regarding Shenandoah Telecommunications Company’s expected future financial position, operating results and cash flows, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements. We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct. The Company’s actual results could be materially different from its expectations because of various factors, including those discussed below and under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021 ("2021 Form 10-K").
The following management’s discussion and analysis should be read in conjunction with the Company’s 2021 Form 10-K, including the consolidated financial statements and related notes included therein.

Overview

Shenandoah Telecommunications Company (“Shentel”, “we”, “our”, “us”, or the “Company”) is a provider of a comprehensive range of broadband communication services and cell tower colocation space in the Mid-Atlantic portion of the United States.

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") is organized around our reportable segments. Refer to Note 12, Segment Reporting and Note 13, Discontinued Operations, in our unaudited condensed consolidated financial statements for additional information.

2022 Developments

Beam fixed wireless:
In the fourth quarter of 2021, due to the availability of grants awarded under various governmental initiatives, and in support of rural fiber to the home ("FTTH") broadband network expansion projects, we decided to cease further expansion of our “Beam” branded fixed wireless edge-out strategy. During the second quarter of 2022, the Company permanently ceased operating 20 of our 55 Beam fixed wireless sites and expects these sites to be completely decommissioned by December 31, 2022. The Company also began, during the second quarter 2022, exploration of strategic alternatives concerning the remaining Beam branded fixed wireless assets and operations.

Results of Operations

Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021

The Company’s consolidated results from operations are summarized as follows:

	Three Months Ended June 30,				Change
($ in thousands)	2022	% of Revenue	2021	% of Revenue	$	%
Revenue	$66,021	100.0	$60,700	100.0	5,321	8.8
Operating expenses	69,158	104.8	58,310	96.1	10,848	18.6
Operating (loss) income	(3,137)	(4.8)	2,390	3.9	(5,527)	231.3

Other (expense) income, net	(589)	(0.9)	1,338	2.2	(1,927)	(144.0)
(Loss) income before taxes	(3,726)	(5.6)	3,728	6.1	(7,454)	199.9
Income tax (benefit) expense	(501)	(0.8)	2,103	3.5	(2,604)	(123.8)
(Loss) income from continuing operations	(3,225)	(4.9)	1,625	2.7	(4,850)	(298.5)

Income from discontinued operations, net of tax	—	—	51,566	85.0	(51,566)	(100.0)
Net (loss) income	$(3,225)	(4.9)	$53,191	87.6	(56,416)	(106.1)

Revenue
Revenue increased approximately $5.3 million, or 8.8%, during the three months ended June 30, 2022 compared with the three months ended June 30, 2021, driven by growth of $5.2 million, or 9.2%, in the Broadband segment and $0.1 million, or 1.9%, in the Tower segment. Refer to the discussion of the results of operations for the Broadband and Tower segments, included within this MD&A, for additional information.

Operating expenses
Operating expenses increased approximately $10.8 million, or 18.6%, for the three months ended June 30, 2022 compared with the three months ended June 30, 2021, driven primarily by a $4.1 million impairment expense for Beam fixed wireless in our Broadband segment, $5.2 million of incremental Broadband operating expenses incurred primarily to support the expansion of Glo Fiber branded services, and $1.3 million of incremental Corporate operating expenses primarily driven by stock-based compensation grants.

Other income (expense), net
Other income (expense), net decreased $1.9 million primarily due to lower income from investments.

Income tax (benefit) expense
For the three months ended June 30, 2022 the Company recognized an income tax benefit of $0.5 million, compared with $2.1 million of income tax expense for the three months ended June 30, 2021. The $2.6 million decrease in income tax expense was primarily due to a $1.9 million decrease resulting from a decline in taxable income, and a $1.0 million decrease driven by a decline in the revaluation of deferred taxes (for a change in tax law in the state of West Virginia recognized in the prior year), partially offset by a $0.3 million increase in stock compensation related excess tax shortfalls and other discrete items.

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

The Company’s consolidated results from operations are summarized as follows:

	Six Months Ended June 30,				Change
($ in thousands)	2022	% of Revenue	2021	% of Revenue	$	%
Revenue	$130,435	100.0	$120,391	100.0	10,044	8.3
Operating expenses	133,952	102.7	115,771	96.2	18,181	15.7
Operating (loss) income	(3,517)	(2.7)	4,620	3.8	(8,137)	(176.1)

Other (expense) income, net	(759)	(0.6)	2,938	2.4	(3,697)	(125.8)
(Loss) income before taxes	(4,276)	(3.3)	7,558	6.3	(11,834)	(156.6)
Income tax (benefit) expense	(448)	(0.3)	2,988	2.5	(3,436)	(115.0)
(Loss) income from continuing operations	(3,828)	(2.9)	4,570	3.8	(8,398)	(183.8)

Income from discontinued operations, net of tax	—	—	100,038	83.1	(100,038)	(100.0)
Net (loss) income	$(3,828)	(2.9)	$104,608	86.9	(108,436)	(103.7)

Revenue
Revenue increased approximately $10.0 million, or 8.3%, during the six months ended June 30, 2022 compared with the six months ended June 30, 2021, driven by growth of $9.7 million, or 8.7%, in the Broadband segment and $0.3 million, or 2.9%, in the Tower segment. Refer to the discussion of the results of operations for the Broadband and Tower segments, included within this MD&A, for additional information.

Operating expenses
Operating expenses increased approximately $18.2 million, or 15.7%, for the six months ended June 30, 2022 compared with the six months ended June 30, 2021, driven primarily by a $4.1 million impairment expense for Beam fixed wireless in our Broadband segment, $11.8 million of incremental Broadband operating expenses incurred primarily to support the expansion of Glo Fiber branded services, and $4.4 million of incremental stock-based compensation expense.

Other income (expense), net
Other income (expense), net decreased $3.7 million primarily due to lower income from investments.

Income tax (benefit) expense
For the six months ended June 30, 2022 the Company recognized an income tax benefit of $0.4 million, compared with $3.0 million of income tax expense for the six months ended June 30, 2021. The $3.4 million decrease in income tax expense was primarily due to a $3.2 million decrease resulting from a decline in taxable income and a $1.0 million decrease driven by a decline in the revaluation of deferred taxes (for a change in tax law in the state of West Virginia recognized in the prior year), partially offset by a $0.8 million increase in stock compensation related excess tax shortfalls and other discrete items.

Broadband

Our Broadband segment provides broadband internet, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, and Kentucky via hybrid fiber coaxial cable under the brand name of Shentel, fiber optics under the brand name of Glo Fiber and fixed wireless network under the brand name of Beam. The Broadband segment also leases dark fiber and provides Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area under the brand names of Glo Fiber Enterprise and Glo Fiber Wholesale. The Broadband segment also provides voice and DSL telephone services to customers in Virginia’s Shenandoah County and portions of adjacent counties as a Rural Local Exchange Carrier (“RLEC”). These integrated networks are connected by our fiber network of over 7,900 route miles.

The following table indicates selected operating statistics of our Broadband segment:

	June 30, 2022	June 30, 2021
Broadband homes and businesses passed (1)	324,186	257,155
Incumbent Cable	211,681	210,787
Glo Fiber	112,505	46,368

Residential & Small and Medium Business ("SMB") RGUs:
Broadband Data	125,003	111,475
Incumbent Cable	107,878	103,465
Glo Fiber	17,125	7,169
Video	49,027	51,355
Voice	39,535	34,664
Total Residential & SMB RGUs (excludes RLEC)	213,565	197,494

Residential & SMB Penetration (2)
Broadband Data	38.6%	43.3%
Incumbent Cable	51.0%	49.1%
Glo Fiber	15.2%	15.5%
Video	15.1%	20.0%
Voice	12.9%	14.4%

Residential & SMB ARPU (3)
Broadband Data	$80.02	$78.05
Incumbent Cable	$80.85	$78.30
Glo Fiber	$74.42	$73.92
Video	$103.29	$100.06
Voice	$26.88	$28.85

Fiber route miles	7,906	7,041
Total fiber miles (4)	589,923	440,236
_______________________________________________________
(1)Homes and businesses are considered passed (“passings") if we can connect them to our network without further extending the distribution system. Passings is an estimate based upon the best available information. Passings will vary among video, broadband data and voice services.
(2)Penetration is calculated by dividing the number of users by the number of passings or available homes, as appropriate.
(3)Average Revenue Per RGU calculation = (Residential & SMB Revenue * 1,000) / average RGUs / 3 months
(4)Total fiber miles are measured by taking the number of fiber strands in a cable and multiplying that number by the route distance. For example, a 10 mile route with 144 fiber strands would equal 1,440 fiber miles.

Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021

Broadband results from operations are summarized as follows:

	Three Months Ended June 30,				Change
($ in thousands)	2022	% of Revenue	2021	% of Revenue	$	%
Broadband operating revenue
Residential & SMB	$47,899	78.0	$43,989	78.2	3,910	8.9
Commercial Fiber	9,343	15.2	8,523	15.2	820	9.6
RLEC & Other	4,170	6.8	3,715	6.6	455	12.2
Total broadband revenue	61,412	100.0	56,227	100.0	5,185	9.2
Broadband operating expenses
Cost of services	25,440	41.4	23,440	41.7	2,000	8.5
Selling, general, and administrative	13,958	22.7	12,806	22.8	1,152	9.0
Restructuring expense	443	0.7	27	—	416	1,540.7
Impairment expense	4,068	6.6	—	—	4,068	—
Depreciation and amortization	13,396	21.8	11,775	20.9	1,621	13.8
Total broadband operating expenses	57,305	93.3	48,048	85.5	9,257	19.3
Broadband operating income	$4,107	6.7	$8,179	14.5	(4,072)	(49.8)

Residential & SMB (small & medium business) revenue
Residential & SMB revenue increased approximately $3.9 million, or 8.9%, for the three months ended June 30, 2022 primarily driven by 138.9% and 4.3% year-over-year growth in Glo Fiber and incumbent cable broadband data RGUs, respectively, driven by increased customer demand for higher speed data service.

Commercial Fiber revenue
Commercial Fiber revenue increased approximately $0.8 million, or 9.6%, due primarily to increased connections in the three months ended June 30, 2022, as compared to the prior year period.

Cost of services
Cost of services for the three months ended June 30, 2022 increased approximately $2.0 million, or 8.5%, compared with the three months ended June 30, 2021, driven by higher maintenance and compensation expenses. Maintenance increased due to higher cable replacement, gasoline and field engineering costs. Compensation increased due to higher headcount to support the expansion of our Glo Fiber network, salary and wage increases and higher medical benefit costs.

Selling, general and administrative
Selling, general and administrative expense three months ended June 30, 2022 increased $1.2 million, or 9.0%, compared with the three months ended June 30, 2021, driven primarily by a $0.9 million increase in compensation, and a $0.4 million increase in advertising to support Glo Fiber expansion, partially offset by a decline of $0.1 million in other miscellaneous charges. Compensation costs increased due primarily to higher headcount to support the expansion of Glo Fiber, salary and wage increases and higher medical benefit costs.

Restructuring expense
During the second quarter of 2022, we implemented a Beam branded fixed wireless site streamlining program that impacted certain fixed wireless circuits. As a result, we incurred $0.4 million of contract termination expenses during the period.

Impairment expense
During the second quarter of 2022, the Company permanently ceased operating 20 of our 55 Beam fixed wireless sites, and we expect these sites to be completely decommissioned by December 31, 2022. Consequently, Shentel recorded an impairment charge of $4.1 million.

Depreciation and amortization
Depreciation and amortization increased $1.6 million, or 13.8%, compared with the three months ended June 30, 2021, primarily as a result of our network expansion of our Glo Fiber network.

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

Broadband results from operations are summarized as follows:

	Six Months Ended June 30,				Change
($ in thousands)	2022	% of Revenue	2021	% of Revenue	$	%
Broadband operating revenue
Residential & SMB	$94,812	78.3	$86,919	78.0	7,893	9.1
Commercial Fiber	18,407	15.2	17,002	15.3	1,405	8.3
RLEC & Other	7,907	6.5	7,460	6.7	447	6.0
Total broadband revenue	121,126	100.0	111,381	100.0	9,745	8.7
Broadband operating expenses
Cost of services	50,608	41.8	45,717	41.0	4,891	10.7
Selling, general, and administrative	27,430	22.6	23,531	21.1	3,899	16.6
Restructuring expense	460	0.4	132	0.1	328	248.5
Impairment expense	4,407	3.6	99	0.1	4,308	4,351.5
Depreciation and amortization	25,933	21.4	23,437	21.0	2,496	10.6
Total broadband operating expenses	108,838	89.9	92,916	83.4	15,922	17.1
Broadband operating income	$12,288	10.1	$18,465	16.6	(6,177)	(33.5)

Residential & SMB (small & medium business) revenue
Residential & SMB revenue increased approximately $7.9 million, or 9.1%, for the six months ended June 30, 2022 primarily driven by 138.9% and 4.3% year-over-year growth in Glo Fiber and incumbent cable broadband data RGUs, respectively, driven by increased customer demand for higher speed data service.

Commercial Fiber revenue
Commercial Fiber revenue increased approximately $1.4 million, or 8.3%, due primarily to increased connections in the six months ended June 30, 2022, as compared to the prior year period.

Cost of services
Cost of services for the six months ended June 30, 2022, increased approximately $4.9 million, or 10.7%, compared with the six months ended June 30, 2021, driven by higher maintenance and compensation expenses. Maintenance increased due to higher cable replacement, gasoline and field engineering costs. Compensation increased due to higher headcount to support the expansion of our Glo Fiber network, salary and wage increases and higher medical benefit costs.

Selling, general and administrative
Selling, general and administrative expense for the six months ended June 30, 2022, increased $3.9 million, or 16.6%, compared with the six months ended June 30, 2021, driven primarily by a $1.8 million increase in compensation, a $0.9 million increase in software and professional service fees due to upgrades to our financial and operational systems, a $0.9 million increase in advertising to support Glo Fiber expansion and a $0.3 million in bad debt expense. Compensation costs increased due primarily to higher headcount to support the expansion of Glo Fiber, salary and wage increases and higher medical benefit costs.

Restructuring expense
During the six months ended June 30, 2022, we implemented a Beam branded fixed wireless site streamlining program that impacted certain fixed wireless circuits. As a result, we incurred $0.4 million of contract termination expenses during this period.

During 2021, we implemented a workforce reduction program that impacted certain broadband employees and as a result we incurred $0.1 million of severance expenses during this period.

Impairment expense
During the second quarter of 2022, the Company permanently ceased operating 20 of our 55 Beam fixed wireless sites and we expect these sites to be completely decommissioned by December 31, 2022. Consequently, Shentel recorded an impairment charge of $4.1 million.

Depreciation and amortization
Depreciation and amortization increased $2.5 million, or 10.6%, compared with the six months ended June 30, 2021, primarily as a result of our network expansion of our Glo Fiber network.
Tower

Our Tower segment owns cell towers and leases colocation space on the towers to wireless communications providers. Substantially all of our owned towers are built on ground that we lease from the respective landlords.

The following table indicates selected operating statistics of the Tower segment:

	June 30, 2022	June 30, 2021
Macro tower sites	223	223
Tenants	465	448
Average tenants per tower	2.0	1.9

Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021

Tower results from operations are summarized as follows:

	Three Months Ended June 30,				Change
($ in thousands)	2022	% of Revenue	2021	% of Revenue	$	%
Tower revenue	$4,702	100.0	$4,614	100.0	88	1.9
Tower operating expenses	2,417	51.4	2,105	45.6	312	14.8
Tower operating income	$2,285	48.6	$2,509	54.4	(224)	(8.9)

Revenue
Revenue increased approximately $0.1 million, or 1.9%, for the three months ended June 30, 2022 compared with the three months ended June 30, 2021, primarily due to a 3.8% increase in tenants.

Operating expenses
Operating expenses for the three months ended June 30, 2022 increased $0.3 million, or 14.8%, compared with the prior year period. The increase was primarily due to depreciation expense of structural upgrades at tower sites necessary to accommodate deployment of upgraded equipment through existing tenants and placement of new tenants at our sites.

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

Tower results from operations are summarized as follows:

	Six Months Ended June 30,				Change
($ in thousands)	2022	% of Revenue	2021	% of Revenue	$	%
Tower revenue	$9,549	100.0	$9,279	100.0	270	2.9
Tower operating expenses	4,511	47.2	4,068	43.8	443	10.9
Tower operating income	$5,038	52.8	$5,211	56.2	(173)	(3.3)

Revenue
Revenue increased approximately $0.3 million, or 2.9%, for the six months ended June 30, 2022 compared with the six months ended June 30, 2021, primarily due to a 3.8% increase in tenants.

Operating expenses
Operating expenses for the six months ended June 30, 2022 increased $0.4 million, or 10.9%, compared with the prior year period. The increase was primarily due to depreciation expense of structural upgrades at tower sites necessary to accommodate deployment of upgraded equipment through existing tenants and placement of new tenants at our sites.

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Cash: Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, and proceeds available under our Credit Agreement, dated July 1, 2021 (the "Credit Agreement").

As of June 30, 2022, our cash and cash equivalents totaled $33.3 million and the availability under our delayed draw term loans and revolving line of credit was $400.0 million, for total available liquidity of $433.3 million. On July 1, 2022, we drew a total of $25 million against our term loans. We expect to draw the remaining $275 million available under the term loans by June 2023.

Operating activities from continuing operations generated approximately $38.7 million during the six months ended June 30, 2022, representing an increase of $10.6 million compared with the prior year period, driven by changes in working capital.

Operating activities from discontinued operations were not material during the six months ended June 30, 2022 due to the sale of the Wireless business in 2021.

Net cash used in investing activities for continuing operations increased $9.1 million during the six months ended June 30, 2022, compared with the six months ended June 30, 2021, primarily due to a $9.1 million increase in capital expenditures due primarily to higher spending in the Broadband segment to enable our Glo Fiber market expansion.

Net cash used in financing activities for continuing operations decreased approximately $1.1 million due primarily to lower tax payments for stock-based compensation equity issuances during the six months ended June 30, 2022, as compared to the prior year period.

In the second half of 2022, the Company expects to receive income tax refunds of $29.7 million after filing our 2021 income tax returns.

Indebtedness: On July 1, 2022, we drew $12.5 million against both the Term Loan A-1 and Term Loan A-2 facilities for a total of $25 million. We expect to draw an additional $275 million against the Credit Agreement by June 2023.

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

We expect our capital expenditures to exceed the cash flow provided from continuing operations through 2025, as we expand our Glo Fiber broadband network to potentially reach over 450,000 passings.

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

Critical Accounting Policies

There have been no material changes to the critical accounting policies previously disclosed in Part II, Item 8 of our 2021 Form 10-K for the year ended December 31, 2021.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had not drawn on our Credit Agreement as of June 30, 2022. As a result, our exposure to significant risks concerning fluctuating variable interest rates has not materially changed from December 31, 2021 to June 30, 2022. On July 1, 2022, we drew a total of $25 million against our term loans, and expect to continue to draw upon our Credit Agreement as needed to fund the Company's future capital expenditures. We expect to draw an additional $275 million against the Credit Agreement by June 2023. Fluctuations in interest rates on future borrowings could result in increased market risk.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As disclosed in our 2021 Form 10-K, we identified material weaknesses in internal control over financial reporting, and identified our remediation plan. The material weaknesses will not be considered remediated until management’s remediation plan has been fully enacted and any updated and enhanced operational processes and internal control activities operate effectively for a sufficient period of time, and management has concluded, through testing and evaluation, that these enhanced internal controls are operating effectively.

Management, under the supervision and with the participation of our President and Chief Executive Officer, who is the Principal Executive Officer, the Senior Vice President - Finance and Chief Financial Officer, who is the Principal Financial Officer, and the Vice President and Chief Accounting Officer, who is the Principal Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q. As our remediation plan has not yet been fully completed, our President and Chief Executive Officer, our Senior Vice President - Finance and Chief Financial Officer and our Vice President and Chief Accounting Officer have concluded that our disclosure controls and procedures continued to be ineffective as of June 30, 2022.

Our disclosure controls include the use of a Disclosure Committee which is comprised of representatives from our Accounting, Human Resources, Legal, Operations, Technology, and Government Affairs/Regulatory functions and are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses, management has concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared and presented in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2022, the Company continued implementation of management's remediation plan. Our 2022 accomplishments are summarized below.

•We formed a Company wide, cross functional task force of employees, charged with implementing the remediation plan with regular reports on progress provided to the Principal Executive Officer and Principal Financial Officer.

•We completed an implementation of a new enterprise resource planning ("ERP") system and a lease accounting system. In the process of deploying these new systems, we designed and implemented new, or otherwise enhanced existing, internal control activities to complement operational and administrative process changes required to support the functionality of our new ERP and lease accounting systems.

•We commenced reevaluation of our accounting policies including those established in conjunction with management’s remediation plan as reported in Item 9A of our 2021 Form 10-K. As a result of this ongoing effort, we have not yet identified any new significant financial reporting risks that required implementation or enhancement of new or existing policies or key internal control activities.

•Employee incentives and professional development opportunities have been thoughtfully designed to drive employee engagement, retention, and focus on our remediation plan. Employee turnover to-date has not had a significant impact on our remediation efforts.

The Company is committed to complete its remediation efforts during 2022. We cannot provide assurance on when we will remediate the identified material weaknesses, nor can we be certain whether additional actions will be required to be added to our remediation plan. Moreover, we cannot provide assurance that additional material weaknesses will not arise in the future.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are currently involved in, and may in the future become involved in, legal proceedings, claims and investigations in the ordinary course of our business. Although the results of these legal proceedings, claims and investigations cannot be predicted with certainty, we do not believe that the final outcome of any matters that we are currently involved in are reasonably likely to have a material adverse effect on our business, financial condition or results of operations. Regardless of final outcomes, however, any such proceedings, claims, and investigations may nonetheless impose a significant burden on management and employees and be costly to defend, with unfavorable preliminary or interim rulings.

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of June 30, 2022, the Company has not identified any needed updates to the risk factors included in our most recent Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

In conjunction with the vesting of shares or exercise of stock options, the grantees may surrender awards necessary to cover the statutory tax withholding requirements and any amounts required to cover stock option strike prices associated with the transaction. The following table provides information about shares surrendered during the quarter ended June 30, 2022, to settle employee tax withholding obligations related to the vesting of stock awards.

(in thousands, except per share amounts)	Number of Shares Surrendered	Average Price Paid per Share
April 1 to April 30	3	23.09
May 1 to May 31	—	22.65
June 1 to June 30	10	22.48
Total	13

ITEM 6.     Exhibits Index

Exhibit No.	Exhibit Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in Inline XBRL (Extensible Business Reporting Language)

	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

/s/ James J. Volk
James J. Volk
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: August 3, 2022