Form 10-Q
period 2022-09-30
SHENANDOAH TELECOMMUNICATIONS CO/VA/
filed 2022-11-02
CIK 354963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

(540) 984-4141
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock (No Par Value)	SHEN	NASDAQ Global Select Market	50,098,304
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)	(The number of shares of the registrant's common stock outstanding on October 26, 2022)

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
Yes ☐  No  ☒

SHENANDOAH TELECOMMUNICATIONS COMPANY

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$33,033	$84,344
Accounts receivable, net of allowance for doubtful accounts of $371 and $352, respectively	23,592	22,005
Income taxes receivable	29,457	30,188
Prepaid expenses and other	11,915	29,830
Current assets held for sale	19,742	—
Total current assets	117,739	166,367
Investments	12,784	13,661
Property, plant and equipment, net	641,407	554,162
Intangible assets, net and goodwill	81,612	69,853
Operating lease right-of-use assets	55,749	56,414
Deferred charges and other assets	13,167	10,298
Non-current assets held for sale	—	19,978
Total assets	$922,458	$890,733
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized loan fees	$105	$—
Accounts payable	35,836	28,542
Advanced billings and customer deposits	11,443	11,128
Accrued compensation	10,721	9,653
Current operating lease liabilities	2,962	3,318
Accrued liabilities and other	14,040	14,611
Current liabilities held for sale	3,834	38
Total current liabilities	78,941	67,290
Long-term debt, less current maturities, net of unamortized loan fees	24,869	—
Other long-term liabilities:
Deferred income taxes	84,639	86,014
Asset retirement obligations	9,727	9,615
Benefit plan obligations	7,711	8,216
Non-current operating lease liabilities	52,001	51,692
Other liabilities	22,059	21,824
Non-current liabilities held for sale	—	3,807
Total other long-term liabilities	176,137	181,168
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, no par value, authorized 96,000; 50,098 and 49,965 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid in capital	56,143	49,351
Retained earnings	586,368	592,924
Total shareholders’ equity	642,511	642,275
Total liabilities and shareholders’ equity	$922,458	$890,733

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service revenue and other	$66,924	$62,244	$197,359	$182,635
Operating expenses:
Cost of services exclusive of depreciation and amortization	27,477	25,747	80,572	73,819
Selling, general and administrative	22,227	20,238	69,152	60,711
Restructuring expense	641	1,160	1,031	1,821
Impairment expense	477	—	4,884	99
Depreciation and amortization	17,873	14,248	47,008	40,714
Total operating expenses	68,695	61,393	202,647	177,164
Operating (loss) income	(1,771)	851	(5,288)	5,471
Other (expense) income:
Other (expense) income, net	(1,208)	138	(1,967)	3,076
(Loss) income from continuing operations before income taxes	(2,979)	989	(7,255)	8,547
Income tax benefit	(251)	(5,506)	(699)	(2,519)
(Loss) income from continuing operations	(2,728)	6,495	(6,556)	11,066
Discontinued operations:
(Loss) income from discontinued operations, net of tax	—	(406)	—	99,632
Gain on the sale of discontinued operations, net of tax	—	886,732	—	886,732
Total income from discontinued operations, net of tax	—	886,326	—	986,364
Net (loss) income	(2,728)	892,821	(6,556)	997,430

Other comprehensive income:
Unrealized income on interest rate hedge, net of tax	—	3,620	—	4,706
Comprehensive (loss) income	$(2,728)	$896,441	$(6,556)	$1,002,136

Net (loss) income per share, basic and diluted:
Basic - (Loss) income from continuing operations	$(0.05)	$0.13	$(0.13)	$0.22
Basic - Income from discontinued operations, net of tax	$—	$17.73	$—	$19.73
Basic net (loss) income per share	$(0.05)	$17.86	$(0.13)	$19.95

Diluted - (Loss) income from continuing operations	$(0.05)	$0.13	$(0.13)	$0.22
Diluted - Income from discontinued operations, net of tax	$—	$17.68	$—	$19.67
Diluted net (loss) income per share	$(0.05)	$17.81	$(0.13)	$19.89

Weighted average shares outstanding, basic	50,183	49,984	50,153	49,984
Weighted average shares outstanding, diluted	50,183	50,120	50,153	50,136

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 30, 2022	50,077	$54,274	$589,096	$—	$643,370
Net loss	—	—	(2,728)	—	(2,728)
Stock-based compensation	25	1,942	—	—	1,942
Common stock issued	—	11	—	—	11
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	(4)	(84)	—	—	(84)
Balance, September 30, 2022	50,098	$56,143	$586,368	$—	$642,511

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2021	49,965	$49,351	$592,924	$—	$642,275
Net loss	—	—	(6,556)	—	(6,556)
Stock-based compensation	176	7,751	—	—	7,751
Common stock issued	1	27	—	—	27
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	(44)	(986)	—	—	(986)
Balance, September 30, 2022	50,098	$56,143	$586,368	$—	$642,511

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, June 30, 2021	49,950	$46,681	$639,049	$(3,620)	$682,110
Net income	—	—	892,821	—	892,821
Unrealized income on interest rate hedge, net of tax	—	—	—	3,620	3,620
Dividends declared ($18.75 per share)	—	—	(936,850)	—	(936,850)
Stock-based compensation	—	1,061	—	—	1,061
Stock options exercised	15	85	—	—	85
Common stock issued	—	5	—	—	5
Balance, September 30, 2021	49,965	$47,832	$595,020	$—	$642,852

	Shares of Common Stock (no par value)	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2020	49,868	$47,317	$534,440	$(4,706)	$577,051
Net income	—	—	997,430	—	997,430
Unrealized income on interest rate hedge, net of tax	—	—	—	4,706	4,706
Dividends declared ($18.75 per share)	—	—	(936,850)	—	(936,850)
Stock-based compensation	118	2,041	—	—	2,041
Stock options exercised	15	85	—	—	85
Common stock issued	—	16	—	—	16
Shares surrendered for settlement of employee taxes upon issuance of vested equity awards	(36)	(1,627)	—	—	(1,627)
Balance, September 30, 2021	49,965	$47,832	$595,020	$—	$642,852

See accompanying notes to unaudited condensed consolidated financial statements.

SHENANDOAH TELECOMMUNICATIONS COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(6,556)	$997,430
Income from discontinued operations, net of tax	—	986,364
(Loss) income from continuing operations	(6,556)	11,066
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	47,008	40,714
Stock-based compensation expense	7,299	1,953
Impairment expense	4,884	99
Deferred income taxes	(1,374)	4,180
Bad debt expense	1,252	755
Other, net	1,638	(31)
Changes in assets and liabilities:
Accounts receivable	1,157	(1,195)
Current income taxes	731	(6,870)
Operating lease assets and liabilities, net	618	(214)
Other assets	(1,056)	(8,066)
Accounts payable	(608)	(5,626)
Other deferrals and accruals	1,212	(5,193)
Net cash provided by operating activities - continuing operations	56,205	31,572
Net cash provided by operating activities - discontinued operations	—	121,067
Net cash provided by operating activities	56,205	152,639

Cash flows from investing activities:
Capital expenditures	(132,357)	(118,800)
Proceeds from sale of investments	793	90
Proceeds from sale of assets and other	922	110
Net cash used in investing activities - continuing operations	(130,642)	(118,600)
Net cash provided by investing activities - discontinued operations	—	1,944,063
Net cash (used in) provided by investing activities	(130,642)	1,825,463

Cash flows from financing activities:
Proceeds from credit facility borrowings	25,000	—
Taxes paid for equity award issuances	(986)	(1,627)
Dividends paid, net of dividends reinvested	—	(936,850)
Payments for debt issuance costs	—	(841)
Payments for financing arrangements and other	(888)	(1,081)
Net cash provided by (used in) financing activities - continuing operations	23,126	(940,399)
Net cash used in financing activities - discontinued operations	—	(700,556)
Net cash provided by (used in) financing activities	23,126	(1,640,955)
Net (decrease) increase in cash and cash equivalents	(51,311)	337,147
Cash and cash equivalents, beginning of period	84,344	195,397
Cash and cash equivalents, end of period	$33,033	$532,544

Supplemental Disclosures of Cash Flow Information
Interest paid	$243	$10,397
Income taxes paid	$—	$24,900

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021. As discussed in Notes 1 and 16 to the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021, (the "2021 Form 10-K"), the Company determined that an immaterial error existed in our previously issued financial statements. As such, the Company revised its historical unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021. Refer to the table below for a summary of these revisions.

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(in thousands, except per share amounts)	Pre-Adjustment	Error Correction	Post-Adjustment	Pre-Adjustment	Error Correction	Post-Adjustment
Unaudited Condensed Consolidated Statement of Comprehensive Income:
Cost of services	$25,426	$321	$25,747	$73,044	$775	$73,819
Income (loss) from continuing operations before income taxes	1,310	(321)	989	9,322	(775)	8,547
Income tax benefit	(5,422)	(84)	(5,506)	(2,315)	(204)	(2,519)
Income (loss) from continuing operations	6,732	(237)	6,495	11,637	(571)	11,066
Net income (loss)	893,058	(237)	892,821	998,001	(571)	997,430
Comprehensive income (loss)	896,678	(237)	896,441	1,002,707	(571)	1,002,136
Net income per share, basic and diluted:
Basic - Income from continuing operations	$0.13	$—	$0.13	$0.23	$(0.01)	$0.22
Basic - Net income per share	$17.86	$—	$17.86	$19.96	$(0.01)	$19.95
Diluted - Income from continuing operations	$0.13	$—	$0.13	$0.23	$(0.01)	$0.22
Diluted - Net income per share	$17.81	$—	$17.81	$19.90	$(0.01)	$19.89

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

Adoption of New Accounting Principles

In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, “Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance,” ("ASU 2021-10") which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information about the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements and any significant terms and conditions of the agreements, including commitments and contingencies. On July 1, 2022, we adopted ASU 2021-10 and have included the new disclosure requirements in Note 11, Government Grants.

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

Below is a summary of the Broadband segment's capitalized contract acquisition costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Beginning Balance	$8,427	$7,524	$8,147	$7,358
Contract payments	983	710	2,630	2,535
Contract amortization	(729)	(223)	(2,096)	(1,882)
Ending Balance	$8,681	$8,011	$8,681	$8,011

Our Broadband segment also provides Ethernet and Wavelength fiber optic services to commercial fiber customers under capacity agreements, and the related revenue is recognized over time. In some cases, non-refundable upfront fees are charged for connecting commercial fiber customers to our fiber network. Those amounts are recognized ratably over the longer of the contract term or the period in which the unrecognized fee remains material to the respective contract. A related contract liability of $4.1 million at September 30, 2022 is recorded in other liabilities on the Company's unaudited condensed consolidated balance sheet and is expected to be recognized into revenue at the rate of approximately $0.2 million per year.

The Broadband segment also leases dedicated fiber optic strands to customers as part of “dark fiber” agreements, which are accounted for as leases under Accounting Standards Codification ("ASC") 842, Leases, ("ASC 842"). Our Tower segment leases space on owned cell towers to our Broadband segment, and to other wireless carriers. Revenue from these leases is accounted for under ASC 842. Refer to Note 13, Segment Reporting, for a summary of these revenue streams.

Note 3. Investments

Investments consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
SERP investments at fair value	$1,739	$2,317
Cost method investments	10,742	11,004
Equity method investments	303	340
Total investments	$12,784	$13,661

SERP Investments at Fair Value: The Supplemental Executive Retirement Plan (“SERP”) is a benefit plan that provides deferred compensation to certain employees. The Company holds the related investments in a rabbi trust as a source of funding for future payments under the plan. The SERP’s investments were designated as trading securities and will be liquidated and paid out to the participants upon retirement. The benefit obligation to participants is always equal to the value of the SERP assets under ASC 710, Compensation. The fair value of the SERP investments are based on unadjusted quoted prices in active markets and are classified as Level 1 of the fair value hierarchy. Changes to the investments' fair value are presented in Other income (expense), while the reciprocal changes in the liability are presented in selling, general and administrative expense. At December 31, 2021, $0.8 million of SERP investments were presented as prepaid expenses and other (current assets). Those investments were liquidated in July 2022 to pay the current portion of our SERP obligation.

Cost Method Investments: Our investment in CoBank ACB’s Class A common stock represented substantially all of our cost method investments with a balance of $10.0 million and $10.3 million at September 30, 2022 and December 31, 2021, respectively. We recognized approximately $13.7 thousand and $0.5 million of patronage income in other income for the three months ended September 30, 2022 and 2021, respectively, and approximately $40.5 thousand and $1.5 million during the nine months ended September 30, 2022 and 2021, respectively. Historically, approximately 75% of the patronage distributions were received in cash and 25% in equity.

Equity Method Investments: At September 30, 2022 and December 31, 2021, the Company had a 20.0% ownership interest in Valley Network Partnership (“ValleyNet”). The Company and ValleyNet purchase capacity on one another’s fiber network, through related party transactions. We recognized revenue of $0.1 million and $0.2 million during the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and $0.5 million during the nine months ended September 30, 2022 and 2021, respectively. We recognized cost of service of $19.2 thousand and $30 thousand for the three months ended September 30, 2022 and 2021, respectively, and $73.6 thousand and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

($ in thousands)	Estimated Useful Lives	September 30, 2022	December 31, 2021
Land		$3,771	$3,771
Land improvements	10 years	3,483	3,478
Buildings and structures	10 - 45 years	97,321	96,323
Cable and fiber	15 - 30 years	558,340	453,405
Equipment and software	4 - 8 years	370,620	391,293
Plant in service		1,033,535	948,270
Plant under construction		124,921	79,963
Total property, plant and equipment		1,158,456	1,028,233
Less: accumulated depreciation and amortization		517,049	474,071
Property, plant and equipment, net		$641,407	$554,162

Property, plant and equipment net, increases were primarily attributable to capital expenditures in the Broadband segment due to expansion of Glo Fiber assets and market expansion. Depreciation expense was $17.7 million and $14.1 million during the three months ended September 30, 2022 and 2021, respectively, and $46.4 million and $40.2 million for the nine months ended September 30, 2022 and 2021, respectively.

In the fourth quarter of 2021, due to the availability of grants awarded under various governmental initiatives in support of rural fiber to the home ("FTTH") broadband network expansion projects, we decided to cease further expansion of our Beam branded fixed wireless edge-out strategy, which is offered under our Broadband segment. During the second quarter of 2022, the Company permanently ceased operating 20 of our 55 Beam fixed wireless sites. Consequently, Shentel recorded an impairment charge of $4.1 million. On August 23, 2022, the Company entered into a definitive asset purchase agreement (the "Spectrum Purchase Agreement") with a wireless carrier pursuant to which the Company agreed to sell certain Federal Communications Commission ("FCC") spectrum licenses and leases utilized in the Company's Beam branded fixed wireless service for total consideration of approximately $21.1 million, composed of $17.3 million cash and approximately $3.8 million of liabilities to be assumed by the wireless carrier (the "Spectrum Transaction"). The Spectrum Transaction is expected to close in the first half of 2023, subject to the receipt of regulatory approvals and other customary closing conditions. As a result of the Spectrum Transaction, the Company plans to cease its Beam operations at the remaining Beam fixed wireless sites upon or prior to the closing of the Spectrum Transaction. As a result of the expected decommissioning of the remaining Beam fixed wireless sites after they cease operations, the Company has revised the useful lives for these sites to reflect operation through the cease of operations date.

Note 5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	September 30, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization and Other	Net	Gross Carrying Amount	Accumulated Amortization and Other	Net
Goodwill - Broadband	$3,244	$—	$3,244	$3,244	$—	$3,244
Indefinite-lived intangibles:
Cable franchise rights	64,334	—	64,334	64,334	—	64,334
FCC Spectrum licenses	12,122	—	12,122	—	—	—
Railroad crossing rights	141	—	141	141	—	141
Total indefinite-lived intangibles	76,597	—	76,597	64,475	—	64,475

Finite-lived intangibles:
Subscriber relationships	28,425	(26,794)	1,631	28,425	(26,451)	1,974
Other intangibles	463	(323)	140	463	(303)	160
Total finite-lived intangibles	28,888	(27,117)	1,771	28,888	(26,754)	2,134
Total goodwill and intangible assets	$108,729	$(27,117)	$81,612	$96,607	$(26,754)	$69,853

Amortization expense was $0.2 million for both the three months ended September 30, 2022 and 2021 and $0.6 million for both the nine months ended September 30, 2022 and 2021, respectively.

During the third quarter of 2020, the Company was awarded certain indefinite-lived Citizens Broadband Radio Service ("CBRS") spectrum licenses to be used within the Broadband segment. The Company paid an aggregate deposit of $16.1 million with respect to the licenses subject to final approval and issuance by the FCC. The licenses will provide us priority access rights over general access users other than incumbents, in that specific band, in accordance with the FCC’s three-tier CBRS band spectrum sharing framework. The FCC approved the Company’s final application for the licenses in the third quarter of 2022, resulting in the issuance of licenses with a deposit value of $12.1 million. The Company recorded these licenses as indefinite-lived intangible assets on the Company's unaudited condensed consolidated balance sheet. These licenses are not subject to the Spectrum Transaction described above. The remaining $4.0 million of the deposit is expected to be returned to the Company in the form of a cash refund in November 2022. The refund amount was recorded in accounts receivable on the Company's unaudited condensed consolidated balance sheet as of September 30, 2022.

As described in Note 4, Property, Plant and Equipment, the Company entered into the Spectrum Purchase Agreement to sell FCC spectrum licenses associated with Beam. As a result of the expected sale, the Company concluded that the FCC spectrum licenses met the held-for-sale criteria; accordingly, $13.8 million of indefinite-lived licenses and $5.9 million of finite-lived licenses are presented as held for sale, along with the corresponding $3.8 million of operating lease liabilities related to the finite-lived licenses. The corresponding amounts related to these assets and liabilities were reclassified on the unaudited condensed consolidated balance sheet as of December 31, 2021 for comparability. The Company evaluated the events described here and in Note 4, Property, Plant and Equipment and determined that these events do not represent a strategic shift in the Company's business.

Note 6. Other Assets and Accrued Liabilities

Prepaid expenses and other, classified as current assets, included the following:

(in thousands)	September 30, 2022	December 31, 2021
Deposit for FCC spectrum licenses	$—	$16,118
Prepaid maintenance and software expenses	7,756	8,391
Broadband contract acquisition costs	2,747	2,502
SERP investments	—	801
Other	1,412	2,018
Prepaid expenses and other	$11,915	$29,830

Deferred charges and other assets, classified as long-term assets, included the following:

(in thousands)	September 30, 2022	December 31, 2021
Broadband contract acquisition costs	$5,934	$5,645
Prepaid maintenance and software expenses	7,233	4,653
Deferred charges and other assets	$13,167	$10,298

Accrued liabilities and other, classified as current liabilities, included the following:

(in thousands)	September 30, 2022	December 31, 2021
Accrued programming costs	$2,960	$3,084
Sales and property taxes payable	1,564	1,065
Restructuring accrual	414	1,761
Other current liabilities	9,102	8,701
Accrued liabilities and other	$14,040	$14,611

Other liabilities, classified as long-term liabilities, included the following:

(in thousands)	September 30, 2022	December 31, 2021
Noncurrent portion of deferred lease revenue	$20,528	$19,749
Noncurrent portion of financing leases	1,501	1,614
Other	30	461
Other liabilities	$22,059	$21,824

During 2021, as a result of the sale of our Wireless assets and operations, we implemented a restructuring plan whereby certain employees were notified of their pending dismissal under the workforce reduction program. We made $1.4 million and $2.0 million in severance payments for the nine months ended September 30, 2022 and 2021, respectively. During the three months ended September 30, 2021, we recognized expenses of $1.2 million and $2.0 million, presented in continuing and discontinued operations, respectively. For the nine months ended September 30, 2021, we recognized expenses of $1.8 million and $2.5 million, presented in continuing and discontinued operations, respectively.

Restructuring charges for the three and nine months ended September 30, 2022 were primarily related to contract termination costs associated with the Spectrum Transaction.

Note 7. Leases

We lease various broadband network and telecommunications sites, fiber optic cable routes, warehouses, retail stores, and office facilities for use in our business.

At September 30, 2022, our operating leases had a weighted average remaining lease term of twenty years and a weighted average discount rate of 4.4%. Our finance leases had a weighted average remaining lease term of thirteen years and a weighted average discount rate of 5.2%.

We recognized $2.6 million and $2.3 million of operating lease expense for the three months ended September 30, 2022 and 2021, respectively, and $8.3 million and $5.7 million of operating lease expense for the nine months ended September 30, 2022 and 2021, respectively. We recognized $0.1 million of interest and depreciation expense on finance leases for both of the three months ended September 30, 2022 and 2021, and $0.4 million of interest and depreciation expense on finance leases for both of the nine months ended September 30, 2022 and 2021. Operating lease expense is presented in cost of service or selling, general and administrative expense based on the use of the relevant facility. Variable lease payments and short-term lease expense were both immaterial. We remitted $4.6 million and $4.2 million of operating lease payments for the nine months ended September 30, 2022 and 2021, respectively. We obtained $3.3 million and $7.3 million of leased assets in exchange for new operating lease liabilities recognized for the nine months ended September 30, 2022 and 2021, respectively.

The following table summarizes the expected maturity of lease liabilities at September 30, 2022:

(in thousands)	Operating Leases	Finance Leases	Total
2022	$964	$20	$984
2023	5,478	176	5,654
2024	5,130	178	5,308
2025	4,918	180	5,098
2026	4,420	153	4,573
2027 and thereafter	68,958	1,514	70,472
Total lease payments	89,868	2,221	92,089
Less: Interest	34,905	624	35,529
Present value of lease liabilities	$54,963	$1,597	$56,560

We recognized $4.0 million and $2.4 million of operating lease revenue for the three months ended September 30, 2022 and 2021, respectively, and $13.8 million and $7.1 million of operating lease revenue for the nine months ended September 30, 2022 and 2021, respectively, related to the cell site colocation space and dedicated fiber optic strands that we lease to our customers, which is included in Service revenue and other in the unaudited condensed consolidated statements of comprehensive (loss) income. Substantially all of our lease revenue relates to fixed lease payments.

Below is a summary of our minimum rental receipts under the lease agreements in place at September 30, 2022:

(in thousands)	Operating Leases
2022	$5,181
2023	14,941
2024	13,805
2025	12,895
2026	9,877
2027 and thereafter	30,338
Total	$87,037

Note 8. Debt

Our Credit Agreement, dated July 1, 2021 (the "Credit Agreement") contains (i) a $100 million, five-year undrawn revolving credit facility, (ii) a $150 million five-year delayed draw amortizing term loan ("Term Loan A-1") and (iii) a $150 million seven-year delayed draw amortizing term loan ("Term Loan A-2"). The following loans were outstanding under the Credit Agreement:

(in thousands)	September 30, 2022	December 31, 2021
Term loan A-1	$12,500	$—
Term loan A-2	12,500	—
Total debt	25,000	—
Less: unamortized loan fees	26	—
Total debt, net of unamortized loan fees	$24,974	$—

On July 1, 2022, the Company borrowed $12.5 million against both Term Loan A-1 and Term Loan A-2 for a total of $25.0 million.

Both Term Loan A-1 and Term Loan A-2 bear interest at one-month LIBOR plus a margin of 1.50%. The interest rate was 4.64% at September 30, 2022. Our cash payments for interest were $0.2 million and $10.4 million during the nine months ended September 30, 2022 and 2021, respectively.

The Credit Agreement includes various covenants, including total net leverage ratio and debt service coverage ratio financial covenants.

The International Exchange (ICE) Benchmark Administration ceased the publication of one-week and two-month LIBOR on December 31, 2021 and expects to phase-out the remaining tenors (overnight, one-month, three-month, six-month and 12-month) on June 30, 2023. Our term loans and revolver identify LIBOR as a reference rate for tenors ceasing on June 30, 2023 and maturing after 2023. Alternative reference rates that replace LIBOR may not yield the same or similar economic results over the terms of the financial instruments. The transition from LIBOR could result in us paying higher or lower interest rates on our current LIBOR-indexed term loans. Our Credit Agreement includes provisions that provide for the identification of a LIBOR replacement rate. Due to the uncertainty regarding the transition from LIBOR-indexed financial instruments and the manner in which an alternative reference rate will apply, we cannot yet reasonably estimate the expected financial impact of the LIBOR transition. Any changes to the reference rate will be agreed through an amendment to the Credit Agreement and are expected to reference the Secured Overnight Financing Rate, though the timing of such amendment and applicability to any future amounts owed under the Credit Agreement are not certain at this time.

Note 9. Income Taxes

The Company files U.S. federal income tax returns and various state income tax returns. The Company is not subject to any state or federal income tax audits as of September 30, 2022. The Company's income tax returns are generally open to examination from 2018 forward and the net operating losses acquired in the acquisition of nTelos are open to examination from 2002 forward.

The effective tax rates for the three and nine months ended September 30, 2022 and 2021, differ from the statutory U.S. federal income tax rate of 21% primarily due to the state income taxes, excess tax benefits and other discrete items.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Expected tax (benefit) expense at federal statutory	$(626)	$208	$(1,524)	$1,795
State income tax (benefit) expense, net of federal tax effect	(148)	82	(361)	551
Revaluation of deferred tax liabilities	(108)	(7,675)	(108)	(6,629)
Stranded tax effects reclassified from other comprehensive income	—	1,620	—	1,620
Excess tax deficiency (benefit) from share-based compensation and other expense, net	631	259	1,294	144
Income tax (benefit) expense	$(251)	$(5,506)	$(699)	$(2,519)

The Company made no cash payments and received no cash refunds for income taxes for the nine months ended September 30, 2022. The Company's cash payments for income taxes were approximately $24.9 million for the nine months ended September 30, 2021.

Note 10. Stock Compensation and (Loss) Earnings per Share

The Company granted approximately 518,000 restricted stock units ("RSUs") at market prices ranging from $18.84 to $25.92 to employees and members of the board of directors during the nine months ended September 30, 2022. Additionally, approximately 100,000 Relative Total Shareholder Return (“RTSR”) awards were granted to employees at a value of $23.83 per award during the nine months ended September 30, 2022. The Company incurred $1.8 million and $1.2 million in stock-based compensation expense for the three months ended September 30, 2022 and 2021 and $7.3 million and $2.0 million in stock-based compensation expense for the nine months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense is presented in selling, general and administrative costs in our unaudited condensed consolidated statements of comprehensive (loss) income.
We utilize the treasury stock method to calculate the impact on diluted earnings per share that potentially dilutive stock-based compensation awards have. The following table indicates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Calculation of net (loss) income per share:
(Loss) income from continuing operations	$(2,728)	$6,495	$(6,556)	$11,066
Total income from discontinued operations, net of tax	—	886,326	—	986,364
Net (loss) income	$(2,728)	$892,821	$(6,556)	$997,430
Basic weighted average shares outstanding	50,183	49,984	50,153	49,984
Basic net (loss) income per share - continuing operations	$(0.05)	$0.13	$(0.13)	$0.22
Basic net income per share - discontinued operations	$—	$17.73	$—	$19.73
Basic net (loss) income per share	$(0.05)	$17.86	$(0.13)	$19.95

Effect of stock-based compensation awards outstanding:
Basic weighted average shares outstanding	50,183	49,984	50,153	49,984
Effect from dilutive shares and options outstanding	—	136	—	152
Diluted weighted average shares outstanding	50,183	50,120	50,153	50,136
Diluted net (loss) income per share - continuing operations	$(0.05)	$0.13	$(0.13)	$0.22
Diluted net income per share - discontinued operations	$—	$17.68	$—	$19.67
Diluted net (loss) income per share	$(0.05)	$17.81	$(0.13)	$19.89
There were approximately 252,000 and 165,000 potentially dilutive equity awards for the three and nine months ended September 30, 2022; however, these securities were excluded from the calculation of diluted weighted average shares outstanding due to the fact that they were anti-dilutive as a result of the Company's net loss for the period. There were fewer than 215,000 anti-dilutive equity awards outstanding for the three and nine months ended September 30, 2021.

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

Note 11. Government Grants

During the fourth quarter of 2021, the Virginia Department of Housing and Community Development ("VA DHCD"), in partnership with five counties in Virginia, awarded the Company up to approximately $57.8 million in grants under the Virginia Telecommunication Initiative ("VATI") to strategically expand the Company's broadband network in order to provide broadband services to unserved residences in the partnering counties in Virginia. In July 2022, the State of West Virginia awarded Shentel $1.1 million under the Major Broadband Projects Strategies (“MBPS”) program to extend the Company’s broadband network in Lewis County, West Virginia. Also in July 2022, the Maryland Department of Housing and Community Development ("MD DHCD"), in partnership with Frederick County, Maryland, awarded the Company up to approximately $10.2 million in grants to expand the Company's broadband network to unserved homes and businesses.

To receive such grant distributions, we entered into agreements with each partnering county in Virginia and expect to complete similar agreement in Maryland and West Virginia. These agreements outline certain build-out milestones. The network is required to meet certain performance conditions for a subsequent five year period to ensure that minimum download and upload speeds are able to be provided to the underserved residences.

The Company recognizes grant receivables at the time it becomes probable that the Company will be eligible to receive the grant, which is estimated to correspond with the date when specified build-out milestones are achieved. The grant is treated as a reduction to the corresponding property, plant and equipment asset balance and is recognized through depreciation expense over the life of the corresponding asset. Reimbursable amounts are dependent upon the actual construction costs. The Company has not recognized any amounts under these programs as of September 30, 2022 and December 31, 2021.

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

From time to time the Company is involved in various litigation matters arising out of the normal course of business. The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to such matters. Estimating the probable losses or a range of probable losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve discretionary amounts, present novel legal theories, are in the early stages of the proceedings, or are subject to appeal. Whether any losses, damages or remedies ultimately resulting from such matters could reasonably have a material effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies. The Company’s management does not presently expect any litigation matters to have a material adverse impact on the unaudited condensed consolidated financial statements of the Company.

Note 13. Segment Reporting

Three Months Ended September 30, 2022:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$48,700	$—	$—	$48,700
Commercial Fiber	9,522	—	—	9,522
RLEC & Other	4,139	—	—	4,139
Tower lease	—	4,610	—	4,610
Service revenue and other	62,361	4,610	—	66,971
Intercompany revenue and other	25	67	(139)	(47)
Total revenue	62,386	4,677	(139)	66,924
Operating expenses
Cost of services	26,193	1,384	(100)	27,477
Selling, general and administrative	13,946	258	8,023	22,227
Restructuring expense	169	—	472	641
Impairment expense	477	—	—	477
Depreciation and amortization	16,791	445	637	17,873
Total operating expenses	57,576	2,087	9,032	68,695
Operating income (loss)	$4,810	$2,590	$(9,171)	$(1,771)

Three Months Ended September 30, 2021:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$44,783	$—	$—	$44,783
Commercial Fiber	9,059	—	—	9,059
RLEC & Other	3,972	—	—	3,972
Tower lease	—	4,356	—	4,356
Service revenue and other	57,814	4,356	—	62,170
Intercompany revenue and other	99	93	(118)	74
Total revenue	57,913	4,449	(118)	62,244
Operating expenses
Cost of services	24,333	1,504	(90)	25,747
Selling, general and administrative	11,898	314	8,026	20,238
Restructuring expense	71	—	1,089	1,160
Depreciation and amortization	12,211	468	1,569	14,248
Total operating expenses	48,513	2,286	10,594	61,393
Operating income (loss)	$9,400	$2,163	$(10,712)	$851

Nine Months Ended September 30, 2022:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$143,512	$—	$—	$143,512
Commercial Fiber	27,924	—	—	27,924
RLEC & Other	11,952	—	—	11,952
Tower lease	—	13,971	—	13,971
Service revenue and other	183,388	13,971	—	197,359
Intercompany revenue and other	124	255	(379)	—
Total revenue	183,512	14,226	(379)	197,359
Operating expenses
Cost of services	76,801	4,054	(283)	80,572
Selling, general and administrative	41,376	982	26,794	69,152
Restructuring expense	629	—	402	1,031
Impairment expense	4,884	—	—	4,884
Depreciation and amortization	42,724	1,562	2,722	47,008
Total operating expenses	166,414	6,598	29,635	202,647
Operating income (loss)	$17,098	$7,628	$(30,014)	$(5,288)

Nine Months Ended September 30, 2021:

(in thousands)	Broadband	Tower	Corporate & Eliminations	Consolidated
External revenue
Residential & SMB	$131,702	$—	$—	$131,702
Commercial Fiber	21,975	—	—	21,975
RLEC & Other	11,208	—	—	11,208
Tower lease	—	8,525	—	8,525
Service revenue and other	164,885	8,525	—	173,410
Revenue for service provided to the discontinued Wireless operations	4,409	5,203	(387)	9,225
Total revenue	169,294	13,728	(387)	182,635
Operating expenses
Cost of services	70,050	4,070	(301)	73,819
Selling, general and administrative	35,429	886	24,396	60,711
Restructuring expense	203	—	1,618	1,821
Impairment expense	99	—	—	99
Depreciation and amortization	35,648	1,398	3,668	40,714
Total operating expenses	141,429	6,354	29,381	177,164
Operating income (loss)	$27,865	$7,374	$(29,768)	$5,471

A reconciliation of the total of the reportable segments’ operating income (loss) to unaudited condensed consolidated (loss) income for continuing operations before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Total consolidated operating income (loss)	$(1,771)	$851	$(5,288)	$5,471
Other (expense) income, net	(1,208)	138	(1,967)	3,076
Income (loss) from continuing operations before income taxes	$(2,979)	$989	$(7,255)	$8,547

The Company’s chief operating decision maker (CODM) does not currently review total assets by segment since the assets are centrally managed and some of the assets are shared by the segments. Accordingly, total assets by segment are not provided.

Note 14. Discontinued Operations

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

The assets and liabilities that transferred in the Transaction (the "disposal group") were presented as held for sale within our historical unaudited condensed consolidated balance sheets, and discontinued operations within our historical unaudited condensed consolidated statements of comprehensive (loss) income.

Income from discontinued operations, net of tax, in the unaudited condensed consolidated statements of comprehensive income (loss) consist of the following:

(in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenue:
Service revenue and other	$—	$201,076
Equipment revenue	—	12,253
Total revenue	—	213,329
Operating expenses:
Cost of services	—	38,144
Cost of goods sold	—	11,964
Selling, general and administrative	—	17,514
Severance expense	—	465
Total operating expenses	—	68,087
Operating income	—	145,242
Other (expense) income:
Debt extinguishment	(11,032)	(11,032)
Interest expense and other, net	(733)	(9,434)
Gain on sale of disposition of Wireless assets and operations	1,224,815	1,224,815
Income before income taxes	1,213,050	1,349,591
Income tax expense	326,724	363,227
Income from discontinued operations, net of tax	$886,326	$986,364

There was no material income from discontinued operations for the three and nine months ended September 30, 2022.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to Shenandoah Telecommunications Company or its management are intended to identify these forward-looking statements. All statements regarding Shenandoah Telecommunications Company’s expected future financial position, operating results and cash flows, business strategy, financing plans, forecasted trends relating to the markets in which Shenandoah Telecommunications Company operates and similar matters are forward-looking statements. We cannot assure you that the Company’s expectations expressed or implied in these forward-looking statements will turn out to be correct. The Company’s actual results could be materially different from its expectations because of various factors, including those discussed below and under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021 ("2021 Form 10-K").
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

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") is organized around our reportable segments. Refer to Note 13, Segment Reporting and Note 14, Discontinued Operations, in our unaudited condensed consolidated financial statements for additional information.

2022 Developments

Beam fixed wireless:
In the fourth quarter of 2021, due to the availability of grants awarded under various governmental initiatives, and in support of rural fiber to the home ("FTTH") broadband network expansion projects, we decided to cease further expansion of our Beam branded fixed wireless edge-out strategy. During the second quarter of 2022, the Company permanently ceased operating 20 of our 55 Beam fixed wireless sites. On August 23, 2022, the Company entered into a definitive asset purchase agreement (the "Spectrum Purchase Agreement") with a wireless carrier pursuant to which the Company agreed to sell certain Federal Communications Commission ("FCC") spectrum licenses and leases utilized in the Company's Beam branded fixed wireless service for total consideration of approximately $21.1 million, composed of $17.3 million cash and approximately $3.8 million of liabilities to be assumed by the wireless carrier (the "Spectrum Transaction"). The Spectrum Transaction is expected to close in the first half of 2023, subject to the receipt of regulatory approvals and other customary closing conditions. As a result of the Spectrum Transaction, the Company plans to cease its Beam service at the remaining Beam fixed wireless sites upon or prior to the closing of the Spectrum Transaction. The Company is no longer reporting Beam customers as part of its Broadband Revenue Generating Units ("RGUs").

Results of Operations

Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021

The Company’s consolidated results from operations are summarized as follows:

	Three Months Ended September 30,				Change
($ in thousands)	2022	% of Revenue	2021	% of Revenue	$	%
Revenue	$66,924	100.0	$62,244	100.0	4,680	7.5
Operating expenses	68,695	102.6	61,393	98.6	7,302	11.9
Operating (loss) income	(1,771)	(2.6)	851	1.4	(2,622)	308.1

Other (expense) income, net	(1,208)	(1.8)	138	0.2	(1,346)	(975.4)
(Loss) income before taxes	(2,979)	(4.5)	989	1.6	(3,968)	401.2
Income tax benefit	(251)	(0.4)	(5,506)	(8.8)	5,255	95.4
(Loss) income from continuing operations	(2,728)	(4.1)	6,495	10.4	(9,223)	(142.0)

Income from discontinued operations, net of tax	—	—	886,326	1,424.0	(886,326)	(100.0)
Net (loss) income	$(2,728)	(4.1)	$892,821	1,434.4	(895,549)	(100.3)

Revenue
Revenue increased approximately $4.7 million, or 7.5%, during the three months ended September 30, 2022 compared with the three months ended September 30, 2021, driven by growth of $4.5 million, or 7.7%, in the Broadband segment and $0.2 million, or 5.1%, in the Tower segment. Refer to the discussion of the results of operations for the Broadband and Tower segments, included within this MD&A, for additional information.

Operating expenses
Operating expenses increased approximately $7.3 million, or 11.9%, for the three months ended September 30, 2022 compared with the three months ended September 30, 2021, driven primarily by $9.1 million of incremental Broadband operating expenses, partially offset by $1.6 million of decreased Corporate operating expenses primarily driven by lower depreciation and lower restructuring charges and $0.2 million of decreased Tower operating expenses primarily driven by lower costs of sales. Refer to the discussion of the results of operations for the Broadband and Tower segments, included within this MD&A, for additional information.

Other income (expense), net
Other income (expense), net decreased $1.3 million primarily due to higher expense from transition agreements with T-Mobile following the sale of our Wireless business in July 2021, lower income from investments, and higher interest expense.

Income tax benefit
For the three months ended September 30, 2022 the Company recognized an income tax benefit of $0.3 million, compared with $5.5 million of income tax benefit for the three months ended September 30, 2021. The $5.3 million decrease in income tax benefit was primarily due to a one-time increase in income tax benefit during the third quarter of 2021 as a result of a non-cash tax benefit for revaluation of deferred tax liabilities driven by the change in our estimated state tax rate that was triggered by the disposition of our Wireless assets and operations.

Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

The Company’s consolidated results from operations are summarized as follows:

	Nine Months Ended September 30,				Change
($ in thousands)	2022	% of Revenue	2021	% of Revenue	$	%
Revenue	$197,359	100.0	$182,635	100.0	14,724	8.1
Operating expenses	202,647	102.7	177,164	97.0	25,483	14.4
Operating (loss) income	(5,288)	(2.7)	5,471	3.0	(10,759)	(196.7)

Other (expense) income, net	(1,967)	(1.0)	3,076	1.7	(5,043)	(163.9)
(Loss) income before taxes	(7,255)	(3.7)	8,547	4.7	(15,802)	(184.9)
Income tax benefit	(699)	(0.4)	(2,519)	(1.4)	1,820	72.3
(Loss) income from continuing operations	(6,556)	(3.3)	11,066	6.1	(17,622)	(159.2)

Income from discontinued operations, net of tax	—	—	986,364	540.1	(986,364)	(100.0)
Net (loss) income	$(6,556)	(3.3)	$997,430	546.1	(1,003,986)	(100.7)

Revenue
Revenue increased approximately $14.7 million, or 8.1%, during the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021, driven by growth of $14.2 million, or 8.4%, in the Broadband segment and $0.5 million, or 3.6%, in the Tower segment. Refer to the discussion of the results of operations for the Broadband and Tower segments, included within this MD&A, for additional information.

Operating expenses
Operating expenses increased approximately $25.5 million, or 14.4%, for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021, driven primarily by $25.0 million of incremental Broadband operating expenses, $0.3 million of incremental Corporate operating expenses primarily driven by increased stock-based compensation offset by decreased professional fees, and $0.2 million of incremental Tower operating expenses.

Other income (expense), net
Other income (expense), net decreased $5.0 million primarily due to lower income from investments.

Income tax (benefit) expense
For the nine months ended September 30, 2022 the Company recognized an income tax benefit of $0.7 million, compared with $2.5 million of income tax benefit for the nine months ended September 30, 2021. The $1.8 million decrease in income tax benefit was primarily due to a one-time increase in income tax benefit during the third quarter of 2021 as a result of a non-cash tax benefit for revaluation of deferred tax liabilities driven primarily by the change in our estimated state tax rate that was triggered by the disposition of our Wireless assets and operations.

Broadband

Our Broadband segment provides broadband internet, video and voice services to residential and commercial customers in portions of Virginia, West Virginia, Maryland, Pennsylvania, and Kentucky via hybrid fiber coaxial cable under the brand name of Shentel, fiber optics under the brand name of Glo Fiber and fixed wireless network under the brand name of Beam. The Broadband segment also leases dark fiber and provides Ethernet and Wavelength fiber optic services to enterprise and wholesale customers throughout the entirety of our service area under the brand names of Glo Fiber Enterprise and Glo Fiber Wholesale. The Broadband segment also provides voice and DSL telephone services to customers in Virginia’s Shenandoah County and portions of adjacent counties as a Rural Local Exchange Carrier (“RLEC”). These integrated networks are connected by our fiber network of over 8,000 route miles.

The following table indicates selected operating statistics of our Broadband segment:

	September 30, 2022	September 30, 2021
Broadband homes and businesses passed (1)	342,741	271,849
Incumbent Cable	211,829	211,013
Glo Fiber	130,912	60,836

Residential & Small and Medium Business ("SMB") RGUs:
Broadband Data	130,238	114,388
Incumbent Cable	109,132	105,116
Glo Fiber	21,106	9,272
Video	48,092	50,652
Voice	39,801	34,592
Total Residential & SMB RGUs (excludes RLEC)	218,131	199,632

Residential & SMB Penetration (2)
Broadband Data	38.0%	42.1%
Incumbent Cable	51.5%	49.8%
Glo Fiber	16.1%	15.2%
Video	14.0%	18.6%
Voice	12.2%	13.6%

Residential & SMB ARPU (3)
Broadband Data	$80.05	$78.85
Incumbent Cable	$81.43	$79.31
Glo Fiber	$72.75	$73.69
Video	$102.59	$100.75
Voice	$25.56	$28.44

Fiber route miles	8,072	7,219
Total fiber miles (4)	622,095	469,387
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

Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021

Broadband results from operations are summarized as follows:

	Three Months Ended September 30,				Change
($ in thousands)	2022	% of Revenue	2021	% of Revenue	$	%
Broadband operating revenue
Residential & SMB	$48,700	78.1	$44,783	77.3	3,917	8.7
Commercial Fiber	9,523	15.3	9,059	15.6	464	5.1
RLEC & Other	4,163	6.7	4,071	7.0	92	2.3
Total broadband revenue	62,386	100.0	57,913	100.0	4,473	7.7
Broadband operating expenses
Cost of services	26,193	42.0	24,333	42.0	1,860	7.6
Selling, general, and administrative	13,946	22.4	11,898	20.5	2,048	17.2
Restructuring expense	169	0.3	71	0.1	98	138.0
Impairment expense	477	0.8	—	—	477	—
Depreciation and amortization	16,791	26.9	12,211	21.1	4,580	37.5
Total broadband operating expenses	57,576	92.3	48,513	83.8	9,063	18.7
Broadband operating income	$4,810	7.7	$9,400	16.2	(4,590)	(48.8)

Residential & SMB (small & medium business) revenue
Residential & SMB revenue for the three months ended September 30, 2022 increased approximately $3.9 million, or 8.7%, compared with the three months ended September 30, 2021, primarily driven by 127.6% and 3.8% year-over-year growth in Glo Fiber and incumbent cable broadband data RGUs, respectively, driven by increased customer demand for higher speed data service.

Commercial Fiber revenue
Commercial Fiber revenue for the three months ended September 30, 2022 increased approximately $0.5 million, or 5.1%, compared with the three months ended September 30, 2021, primarily driven by increased connections.

Cost of services
Cost of services for the three months ended September 30, 2022 increased approximately $1.9 million, or 7.6%, compared with the three months ended September 30, 2021, driven by higher compensation and maintenance expenses. Compensation increased due to salary and wage increases, higher medical benefit costs and higher headcount to support the expansion of our Glo Fiber network. Maintenance increased due to higher cable replacement, fuel and field engineering costs.

Selling, general and administrative
Selling, general and administrative expense increased $2.0 million, or 17.2%, compared with the three months ended September 30, 2021, due primarily to higher compensation expense, advertising, bad debt and property taxes. Compensation increased due to higher salary and wages, medical expenses and headcount to support Glo Fiber expansion.

Restructuring expense
Restructuring expense was consistent with the prior year period.

Impairment expense
During the third quarter of 2022, the Company incurred impairment charges of $0.5 million primarily as a result of the discontinued use of Beam assets.

Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2022 increased $4.6 million, or 37.5%, compared with the three months ended September 30, 2021, primarily as a result of our network expansion of our Glo Fiber network and due to the acceleration of depreciation associated with assets at Beam sites to be decommissioned prior to or upon the closing of the Spectrum Transaction.

Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

Broadband results from operations are summarized as follows:

	Nine Months Ended September 30,				Change
($ in thousands)	2022	% of Revenue	2021	% of Revenue	$	%
Broadband operating revenue
Residential & SMB	$143,512	78.2	$131,702	77.8	11,810	9.0
Commercial Fiber	27,930	15.2	26,061	15.4	1,869	7.2
RLEC & Other	12,070	6.6	11,531	6.8	539	4.7
Total broadband revenue	183,512	100.0	169,294	100.0	14,218	8.4
Broadband operating expenses
Cost of services	76,801	41.9	70,050	41.4	6,751	9.6
Selling, general, and administrative	41,376	22.5	35,429	20.9	5,947	16.8
Restructuring expense	629	0.3	203	0.1	426	209.9
Impairment expense	4,884	2.7	99	0.1	4,785	4,833.3
Depreciation and amortization	42,724	23.3	35,648	21.1	7,076	19.8
Total broadband operating expenses	166,414	90.7	141,429	83.5	24,985	17.7
Broadband operating income	$17,098	9.3	$27,865	16.5	(10,767)	(38.6)

Residential & SMB (small & medium business) revenue
Residential & SMB revenue for the nine months ended September 30, 2022 increased approximately $11.8 million, or 9.0%, compared with the nine months ended September 30, 2021, primarily driven by 127.6% and 3.8% year-over-year growth in Glo Fiber and incumbent cable broadband data RGUs, respectively, driven by increased customer demand for higher speed data service.

Commercial Fiber revenue
Commercial Fiber revenue for the nine months ended September 30, 2022 increased approximately $1.9 million, or 7.2%, compared with the nine months ended September 30, 2021, primarily driven by increased connections.

Cost of services
Cost of services for the nine months ended September 30, 2022, increased approximately $6.8 million, or 9.6%, compared with the nine months ended September 30, 2021, driven by higher maintenance and compensation expenses. Maintenance increased due to higher cable replacement, fuel and field engineering costs. Compensation increased due to higher salary and wage increases, medical benefit costs and headcount to support the expansion of our Glo Fiber network, .

Selling, general and administrative
Selling, general and administrative expense for the nine months ended September 30, 2022, increased $5.9 million, or 16.8%, compared with the nine months ended September 30, 2021, driven primarily by a $2.7 million increase in compensation, a $1.5 million increase in advertising to support Glo Fiber expansion, $1.2 million increase in software fees and professional fees driven by upgrades to our operations support, customer relationship management and enterprise resource planning systems, a $0.5 million increase in bad debt expense. Compensation increased due to higher salary and wage increases, medical benefit costs and headcount to support the expansion of our Glo Fiber network,

Restructuring expense
Restructuring expense increased $0.4 million due to the partial ceasing of Beam operations.

Impairment expense
Impairment expense is primarily driven by impairment charges of $4.1 million related to Beam fixed wireless sites at which the Company permanently ceased operations in the second quarter of 2022.

Depreciation and amortization
Depreciation and amortization increased $7.1 million, or 19.8%, compared with the nine months ended September 30, 2021, primarily as a result of our network expansion of our Glo Fiber network and the accelerating depreciation of the Beam network assets.
Tower

Our Tower segment owns cell towers and leases colocation space on the towers to wireless communications providers. Substantially all of our owned towers are built on ground that we lease from the respective landlords.

The following table indicates selected operating statistics of the Tower segment:

	September 30, 2022	September 30, 2021
Macro tower sites	222	223
Tenants	457	470
Average tenants per tower	2.0	2.0

Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021

Tower results from operations are summarized as follows:

	Three Months Ended September 30,				Change
($ in thousands)	2022	% of Revenue	2021	% of Revenue	$	%
Tower revenue	$4,677	100.0	$4,449	100.0	228	5.1
Tower operating expenses	2,087	44.6	2,286	51.4	(199)	(8.7)
Tower operating income	$2,590	55.4	$2,163	48.6	427	19.7

Revenue
Revenue increased approximately $0.2 million, or 5.1%, for the three months ended September 30, 2022 compared with the three months ended September 30, 2021, primarily due to an increase in revenue per tenant as a result of one-time application fees.

Operating expenses
Operating expenses for the three months ended September 30, 2022 decreased $0.2 million, or 8.7%, compared with the prior year period. The decrease was primarily driven by lower costs of service as a result of lower tower maintenance costs.

Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

Tower results from operations are summarized as follows:

	Nine Months Ended September 30,				Change
($ in thousands)	2022	% of Revenue	2021	% of Revenue	$	%
Tower revenue	$14,226	100.0	$13,728	100.0	498	3.6
Tower operating expenses	6,598	46.4	6,354	46.3	244	3.8
Tower operating income	$7,628	53.6	$7,374	53.7	254	3.4

Revenue
Revenue increased approximately $0.5 million, or 3.6%, for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021, primarily due to an increase in revenue per tenant.

Operating expenses
Operating expenses for the nine months ended September 30, 2022 increased $0.2 million, or 3.8%, compared with the prior year period. The increase was primarily due to depreciation expense.

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Cash: Our principal sources of liquidity are our cash and cash equivalents, cash generated from operations, and borrowings under our Credit Agreement, dated July 1, 2021 (the "Credit Agreement").

As of September 30, 2022, our cash and cash equivalents totaled $33.0 million and the availability under our delayed draw term loans and revolving line of credit was $375.0 million, for total available liquidity of $408.0 million.

Operating activities from continuing operations generated approximately $56.2 million during the nine months ended September 30, 2022, representing an increase of $24.6 million compared with the prior year period, driven primarily by changes in working capital.

Operating activities from discontinued operations were not material during the nine months ended September 30, 2022 due to the sale of the Wireless business in 2021.

Net cash used in investing activities for continuing operations increased $12.0 million during the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021, primarily due to a $13.6 million increase in capital expenditures due primarily to higher spending in the Broadband segment to enable our Glo Fiber market expansion.

Net cash provided by financing activities for continuing operations was $23.1 million during the nine months ended September 30, 2022, compared with net cash used in financing activities for continuing operations of $940.4 million for the nine months ended September 30, 2021, The change was primarily due to a $936.9 million dividend paid in the third quarter of 2021 in connection with the sale of the Wireless business compared to no dividends paid in the nine months ended September 30, 2022, partially offset by $25 million borrowed under the Company's team loans in the third quarter of 2022.

The Company expects to receive income tax refunds of approximately $29.5 million related to our 2021 income tax returns.

Indebtedness: On July 1, 2022, we borrowed $12.5 million under each of the delayed draw term loan facilities available under the Credit Agreement for a total of $25.0 million. We expect to borrow the remaining $275.0 million available under these term loans by June 2023 to fund planned capital expenditures aimed at our network and subscriber growth and expansion initiatives. As of September 30, 2022, the Company’s indebtedness totaled approximately $25.0 million, net of unamortized loan fees of $26.0 thousand, with an annualized overall weighted average interest rate of approximately 3.89%. Refer to Note 8, Debt, for information about the Company's Credit Facility.

As of September 30, 2022, the Company was in compliance with the financial covenants in our Credit Agreement.

We expect our cash on hand, cash flow from continuing operations, and availability of funds from our Credit Agreement will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months. There can be no assurance that we will continue to generate cash flows at or above current levels.

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

Our cash flows from continuing operations could be adversely affected by events outside our control, including, without limitation, changes in overall economic conditions including rising inflation, regulatory requirements, changes in technologies, changes in competition, demand for our products and services, availability of labor resources and capital, natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as COVID-19, and other conditions. Our ability to attract and maintain a sufficient customer base, particularly in our Broadband markets, is critical to our ability to maintain a positive cash flow from operations. The foregoing events individually or collectively could affect our results.

Critical Accounting Policies

There have been no material changes to the critical accounting policies previously disclosed in Part II, Item 8 of our 2021 Form 10-K for the year ended December 31, 2021.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 1, 2022, we borrowed a total of $25.0 million pursuant to the variable rate delayed draw term loans available under the Credit Agreement, and expect to continue to borrow upon our Credit Agreement as needed to fund the Company's future capital expenditures. We expect to draw an additional $275 million against the Credit Agreement by June 2023. Fluctuations in interest rates on future borrowings could result in increased market risk.

As of September 30, 2022, the Company had $25 million of gross variable rate debt outstanding, bearing interest at a weighted average rate of 3.89%. An increase in market interest rates of 1.00% would add approximately $0.3 million to annual interest expense.

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

Management, under the supervision and with the participation of our President and Chief Executive Officer, who is the Principal Executive Officer, the Senior Vice President - Finance and Chief Financial Officer, who is the Principal Financial Officer, and the Vice President and Chief Accounting Officer, who is the Principal Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. As our remediation plan has not yet been fully completed, our President and Chief Executive Officer, our Senior Vice President - Finance and Chief Financial Officer and our Vice President and Chief Accounting Officer have concluded that our disclosure controls and procedures continued to be ineffective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2022, the Company continued implementation of management's remediation plan. Our 2022 accomplishments are summarized below.

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

•We are in the process of reevaluating of our accounting policies including those established in conjunction with management’s remediation plan as reported in Item 9A of our 2021 Form 10-K. As a result of this ongoing effort, we have not yet identified any new significant financial reporting risks that required implementation or enhancement of new or existing policies or key internal control activities.

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

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. As of September 30, 2022, the Company has not identified any needed updates to the risk factors included in our most recent Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

In conjunction with the vesting of stock awards or exercise of stock options, the grantees may surrender awards necessary to cover the statutory tax withholding requirements and any amounts required to cover stock option strike prices associated with the transaction. The following table provides information about shares surrendered during the quarter ended September 30, 2022, to settle employee tax withholding obligations related to the vesting of stock awards.

(in thousands, except per share amounts)	Number of Shares Surrendered	Average Price Paid per Share
July 1 to July 31	—	$—
August 1 to August 31	—	$—
September 1 to September 30	6	$18.61
Total	6

ITEM 6.     Exhibits Index

Exhibit No.	Exhibit Description

10.1	Form of Performance Share Unit Award, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 23, 2022.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3*	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(101)	Formatted in Inline XBRL (Extensible Business Reporting Language)

	101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
Date: November 2, 2022